Form 10-Q
period 1994-03-31
ASTEC INDUSTRIES INC
filed 1994-05-05
CIK 792987


  PART I                    ITEM I                     FINANCIAL STATEMENTS

                     ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)
                                  (UNAUDITED)

              ACCOUNT DESCRIPTION          MARCH 31   DECEMBER 31   MARCH 31
                                             1994         1993        1993

                                ASSETS
                            CURRENT ASSETS
 CASH AND CASH EQUIVALENTS                   $7,208       $3,458     $1,252

 RECEIVABLES - NET                           22,937       19,091     23,930

 INVENTORIES                                 48,712       40,006     40,746

 PREPAID EXPENSES AND OTHER                   1,542        1,622      1,174

 PATENT DAMAGE ESCROW FUNDS                  12,387       12,309     11,682

  TOTAL CURRENT ASSETS                       92,786       76,486     78,784

 PROPERTY AND EQUIPMENT - NET                31,063       23,659     18,538

 OTHER ASSETS                                 2,511        2,822      4,424

 TOTAL ASSETS                              $126,360     $102,967   $101,746

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                          CURRENT LIABILITIES

 CURRENT MATURITIES OF LONG-TERM DEBT          $500          $10      $2,849

 ACCOUNTS PAYABLE - TRADE                    16,464       10,170      13,825

 RESERVE FOR PATENT DAMAGES                  13,327       13,250      12,646

 OTHER ACCRUED LIABILITIES                   15,359       12,289      11,576

 TOTAL CURRENT LIABILITIES                   45,650       35,719      40,896


 LONG-TERM DEBT, LESS CURRENT MATURITIES     10,605                   25,745

 OTHER LONG-TERM LIABILITIES                  3,123        3,143       5,650

 TOTAL SHAREHOLDERS' EQUITY                  66,982       64,105      29,455

 TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY                              $126,360     $102,967    $101,746


                   ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)
                (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)


                                                  THREE MONTHS ENDED
                                                        MARCH 31
                                                   1994          1993
NET SALES                                        $46,226       $43,401

COST OF SALES                                     35,197        33,021

GROSS PROFIT                                      11,029        10,380

S,G, & A EXPENSES                                  7,698         8,691

PATENT SUIT DAMAGES & EXPENSES                        91           109

INCOME FROM OPERATIONS                             3,240         1,580

INTEREST EXPENSE                                      71           757

OTHER INCOME, NET OF EXPENSE                        (194)          822

INCOME BEFORE INCOME TAXES                         2,975         1,645

INCOME TAXES                                          99            67

NET INCOME                                         $2,876        $1,578



EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE *                                $0.29         $0.22


WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING *         9,796,258     7,372,566


[FN]
  * RESTATED TO RETROACTIVELY REFLECT THE TWO-FOR-ONE STOCK SPLIT EFFECTED IN THE FORM OF A DIVIDEND ON AUGUST 12, 1993.

                     ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                 THREE MONTHS ENDED
                                          MARCH 31                  MARCH 31
                                            1994                      1993
 CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME                                $2,876                     $1,578

ADJUSTMENTS TO RECONCILE NET INCOME TO
 NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
   DEPRECIATION AND AMORTIZATION              921                        775
   PROVISION FOR DOUBTFUL ACCOUNTS            124                        108
   PROVISION FOR INVENTORY RESERVE            372                        427
   PROVISION FOR WARRANTY RESERVE             695                        787
   PROVISION FOR PENSION LIABILITY              0                         24
   GAIN ON SALE OF FIXED ASSETS                (8)

  (INCREASE) DECREASE IN:
    RECEIVABLES                             (4,581)                   (10,886)
    INVENTORIES                             (9,078)                    (1,203)
    PREPAID EXPENSES AND OTHER                  60                         56
    PATENT DAMAGE ESCROW FUNDS                 (78)                       (92)
    OTHER RECEIVABLES                          611                       (420)
    OTHER ASSETS                               269                     (2,219)

  INCREASE (DECREASE) IN:
    ACCOUNTS PAYABLE                         6,294                      4,710
    ACCRUED PRODUCT WARRANTY                  (341)                      (463)
    OTHER ACCRUED LIABILITIES                3,327                      3,878
    TAXES PAYABLE                             (612)                       178
    RESERVE FOR PATENT DAMAGES                  78                         92
  TOTAL ADJUSTMENTS                         (1,947)                    (4,248)

  NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES                       929                     (2,670)

  CASH FLOWS FROM INVESTING ACTIVITIES:
    PROCEEDS FROM SALE OF PROPERTY
    AND EQUIPMENT - NET                         22                          6
    EXPENDITURES FOR PROPERTY
      AND EQUIPMENT                         (8,297)                    (1,395)

  NET CASH USED BY INVESTING ACTIVITIES     (8,275)                    (1,389)

  CASH FLOWS FROM FINANCING ACTIVITIES:
    NET BORROWINGS UNDER REVOLVING
      CREDIT LOAN                            5,105                      5,090

    BORROWINGS UNDER LOAN AND NOTE
      AGREEMENTS                             5,990                     (2,259)
    PROCEEDS FROM ISSUANCE OF COMMON STOCK       1                        246

    NET CASH PROVIDED BY FINANCING
      ACTIVITIES                            11,096                      3,077

    NET INCREASE (DECREASE) IN CASH          3,750                       (982)
    CASH AT BEGINNING OF PERIOD              3,458                      2,234

    CASH AT END OF PERIOD                   $7,208                     $1,252

                    SECURITIES & EXCHANGE COMMISSION
                        Washington, D. C.  20549

 (Mark One)

 [ X  ]	Quarterly report pursuant to section 13 or 15(d) of the Securities
 Exchange Act of 1934.  For the quarterly period ended March 31, 1994.

 [     ]	Transition report pursuant to section 13 or 15(d) of the Securities
 Exchange Act of 1934.  For the Transition period from 	 to


                    Commission File Number	0-14714

                        	Astec Industries, Inc.
         (Exact Name of Registrant as Specified in its Charter)

         Tennessee	                  								           62- 0873631
 (State or other jurisdiction of         	(I.R.S. Employer Identification No.)
  incorporation or organization)


 4101 Jerome Avenue, Chattanooga, Tennessee	                        37407
 (Address of Principal Executive Offices)                        	(Zip Code)

                                (615)867-4210
              (Registrant's Telephone Number, Including Area Code)


 	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        YES       X                                        NO

 APPLICABLE ONLY TO CORPORATE ISSUER

 	The number of shares outstanding of registrant's Common Stock, par value $0.20 per share, as of March 31, 1994 was 9,796,258.

                            ASTEC INDUSTRIES, INC

                                    INDEX

                                                                 	Page Number


 PART I  -  Financial Information

   Item 1.  Financial Statements

 Consolidated Balance Sheets as of
 March 31, 1994, December 31, 1993 and
 March 31, 1993                                                       1

 Consolidated Statements of Income
 for the Three Months Ended
 March 31, 1994 and 1993                                              2

 Consolidated Statements of Cash Flows
 for the Three Months Ended March 31,
 1994 and 1993                                                        3

 Notes to Unaudited Consolidated Financial
 Statements                                                           4


   Item 2.	Management's Discussion and Analysis
 	        	of Financial Condition and Results
          	of Operations                                              5


 PART II -  Other Information

   Item 1.  Legal Proceedings	                                        8

   Item 6.  Exhibits	                                                 9

  Signature Page                                                    	10

                            ASTEC INDUSTRIES, INC

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


 1.		The information contained in the unaudited consolidated balance sheets, the unaudited consolidated statements of income, and the unaudited consolidated statements of cash flows reflect all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of the results for the periods covered.

 2.		Receivables are net of allowance for doubtful accounts of $1,306,000,
 $1,191,000 and $1,095,000 for March 31, 1994, December 31, 1993 and March 31,
 1993, respectively.

 3.		Inventories are stated at the lower of first-in, first-out cost or market and consist of the following:

 	                        March 31,      	December 31,          March 31
 		                         1994           		1993               		1993

 Raw Materials            	$21,394         	$18,419             	$19,791
 Work-in-Process            	8,162           	6,018               	8,149
 Finished Goods            	19,156          	15,568              	12,806

                          	$48,712         	$40,005             	$40,746

 4.		Property and equipment is stated at cost.  Property and equipment is net of accumulated depreciation of $20,866,000, $20,062,000, and $18,332,000 for March 31, 1994, December 31, 1993, and March 31, 1993, respectively.

 5.		Earnings per share are computed in accordance with APB No. 15 and are based on the weighted average number of shares outstanding for each respective period.

 6.		Certain customers have financed purchases of Astec products through arrangements in which Astec is contingently liable for customer debt aggregating approximately $14,557,000 at March 31, 1994, $13,700,000 at
 December 31, 1993 and $5,992,000 at March 31, 1993.

 		There have been no material developments in legal proceedings previously reported. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in Part I - Item 2 "Contingencies" of this Report.

 7.		Approximately 20-30% of Astec's business volume normally occurs during the first three months of each year.

 Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Results of Operations

 	For the three-month period ended March 31, 1994, net sales increased by $2,825,000 compared to sales for the three-month period ended March 31, 1993, representing a 6.5% increase. International sales decreased $711,000 for the quarter ended March 31, 1994 compared to the quarter ended March 31, 1993. International sales as a percentage of total sales decreased to 17.1% for the quarter ended March 31, 1994 from 19.8% for the quarter ended March 31, 1993.

 	Gross profit increased $649,000 for the quarter ended March 31, 1994 compared to the quarter ended March 31, 1993.  The gross margin remained constant at
 23.9% for the quarters ended March 31, 1994 and 1993.

 	Selling, general, and administrative expenses as a percentage of net sales were 16.7% for the quarter ended March 31, 1994 down from 20.0% for the same quarter last year. The decrease in selling, general and administrative for the first quarter of 1994 is mainly attributed to decreased legal fees, international dealer commissions and the lack of ConExpo trade show expenses as incurred during the same period last year.

 	Patent suit damages and expenses were .2% of net sales for the quarter ended
 March 31, 1994 compared to .3% for the quarter ended March 31, 1993.  See
 "Contingencies".  The appeals for the patent cases were heard concurrently on
 December 7, 1992.  A decision is expected from the Court sometime in the third or fourth quarter of 1994.

 	Interest expense decreased to $71,000 for the quarter ended March 31, 1994 from $757,000 for the quarter ended March 31, 1993. Interest expense as a percentage of net sales decreased to .2% for the quarter ended March 31, 1994 from 1.7% for the same period of 1993. The decrease in interest expense is attributable to the reduction of long-term debt.

 	Other income net of other expense decreased to a net expense of $194,000 for the quarter ended March 31, 1994 compared to net other income of $822,000 for the same period last year.  Contributing to the decrease in other income, net of expense for the first quarter of 1994 is a loss of $723,000 from the
 Wibau-Astec joint venture.  Effective July 1, 1993 the Company owned 50% of
 Wibau-Astec which is accounted for using the equity method of accounting.
 In addition, license fee income decreased by $356,000 during the first quarter of 1994 compared to the first quarter of 1993.

 	Backlog at March 31, 1994 was $54,593,000 compared to $37,161,000 at March 31, 1993.

 	Earnings per share were $.29 for the first quarter of 1994 compared to $.22 for the same period of 1993.  Earnings per share have been restated to retroactively reflect the two-for-one stock split effected in the form of a dividend on August 12, 1993.

 Liquidity and Capital Resources

 	As of March 31, 1994, the Company had working capital of $47,136,000 compared to $37,888,000 at March 31, 1993.  Working capital increased in the first quarter primarily due to an increase in the Company's inventory and cash.  The increased cash is from a recent Industrial Revenue Bond issue by the Company's
 Telsmith, Inc. subsidiary for use in capital expansion.  The current ratio was
 2.0 and 1.9 at March 31, 1994 and 1993, respectively.

 	Total short-term borrowings, including current maturities of long-term debt, were $500,000 at March 31, 1994.  Long-term debt less current maturities was
 $10,605,000 at March 31, 1994.  Long-term debt decreased as a result of the pay-off of the Principal Mutual Senior and Subordinated Notes during the second and third quarters of 1993.  At March 31, 1994, the Company had approximately $5,105,000 of outstanding long-term indebtedness under its revolving credit agreement with The First National Bank of Chicago.

 	Capital expenditures are budgeted at $13,142,000 for 1994 for plant expansion and to  further modernize some of the Company's manufacturing processes.
 These expenditures are being financed using internally generated funds and industrial revenue bonds.  Capital expenditures through March 31, 1994 were $8,297,000.

 	The Company has a revolving credit loan agreement with The First National Bank of Chicago which has been in place since 1987. The current line of credit is $15,000,000. This credit facility has been renewed through March 31, 1996 and the Company is currently negotiating an extended and revised credit agreement. The Company was in compliance with all financial covenants at March 31, 1994.

 	On February 16, 1994 the City of Mequon, Wisconsin issued Variable Rate Demand Industrial Revenue Bonds, Series 1994, in the amount of $6,000,000 in accordance with a loan agreement between the City of Mequon and Telsmith, Inc., an Astec subsidiary. The Bonds become due and payable in $500,000 annual increments which commence on February 1, 1995 and end in 2006.

 	On April 29, 1994, the City of Grapevine, Texas Industrial Development Corporation issued Industrial Development Revenue Bonds, Series 1994 in the amount of $8,000,000 pursuant to a loan agreement between the issuer and Trenco Jetco, Inc., an Astec subsidiary. The Bonds are supported by an Initial Letter of Credit issued by the First National Bank of Chicago. The Bonds mature on April 1, 2019.

 	The Company is involved in negotiations with Crown Andersen Inc. ("Crown"), a publicly held manufacturer of engineered products to clean and restore the environment, to acquire Crown in a stock-for-stock merger.  Preliminary terms which have been discussed would provide for Astec to issue Astec common stock in exchange for Crown common stock, resulting in the issuance of approximately
 670,000 shares of Astec common stock.  Crown stock would be valued at approximately $8 per share in the merger.  Any possible transaction with Crown is subject to numerous conditions, including final agreement on the terms and conditions, negotiation and execution of a definitive agreement, completion of due diligence, and other customary closing conditions.

 Contingencies

 	The Company is involved in two ongoing patent lawsuits with CMI Corporation and has various other claims and lawsuits outstanding in the normal course of business.  Management has reviewed all claims and lawsuits and, upon the advice of counsel, has made provisions for estimated losses.  However, any damages ultimately assessed against the Company as a result of any litigation could exceed the recorded provisions for loss.

 	The Company is engaged in certain pending litigation involving claims or other matters arising in the normal course of business. Most of these claims involve product liability or other tort claims for property damage or personal injury against which the Company is insured. As a part of its litigation management program, the Company maintains general liability insurance covering product liability and other similar tort claims providing the Company coverage of $6 million subject to a substantial self-insured retention under the terms of which the Company has the right to coordinate and control the management of its claims and the defense of these actions.

 	The Company and its former Barber-Greene subsidiary (now Telsmith, Inc.) are defendants in two patent infringement actions brought by CMI Corporation
 ("CMI"), a competitor, seeking monetary damages and an injunction to cease the alleged infringement.

 	The U.S. District Court for the Eastern District of Tennessee ruled in 1988 in the Robert L. Mendenhall and CMI case against Astec and Astec's counterclaims against CMI that the trial of the cases be bifurcated into two sequential phases, liability and damages.  In the liability phase of the trial in 1988, the Court determined that two CMI patents were valid and infringed by
 Astec and that three Astec patents were valid and infringed by CMI.  Both CMI and Astec appealed the Court's decision.  In separate decisions rendered in
 September 1989 and in November 1989, the Court of Appeals for the Federal
 Circuit affirmed the District Court's decisions with respect to validity and infringement of both the CMI and Astec patents.

 	During July and August 1990, a bench trial was held in the U. S. District Court for the Eastern District of Tennessee to determine damages in connection with the foregoing suit. The trial covered the calculation of damages against Astec with respect to two CMI patents and against CMI with respect to three Astec patents. On June 20, 1991, the Court entered its findings on the damages phase of the litigation rejecting CMI's claims for lost profits and damages in excess of $50,000,000 and determined that damages would be calculated based on reasonable royalties. In connection with this finding, the Court ruled that Astec owes CMI damages of $8,463,000 plus pre-judgment interest of $5,309,000 and attorneys' fees of $737,000 and that CMI in turn owes Astec damages of $667,000 plus $391,000 of pre-judgment interest. The net damages and expenses determined by the Court to be payable to CMI total approximately $13,451,000.

 	In the foregoing litigation, the Court ruled that both CMI and Astec are to pay royalties on patented articles sold.  However, in computing the royalties owed by Astec to CMI, the Court included the entire asphalt plant price
 (the convoyed price) in its computations, while only specific patented articles were considered in the computation of royalties owed by CMI to Astec.
  In the opinion of the Company and its litigation counsel, the Court's method of computation is contrary to law and is inconsistent with the Court's rulings on other issues in the case.  Based on the Court's method of computation,
 Astec is being required to pay royalties to CMI on Astec's own patented equipment which CMI has been found to have infringed.  The
 Company has appealed the Court's decision on these computations and other issues.  Pending the outcome of the appeal, the Company was directed by the
 Court to pledge substantially all of its real property and to deposit approximately $3,000,000 in an escrow to secure the judgment against the
 Company.

 	In the CMI and Robert L Mendenhall case against Barber-Greene, on October 24,
 1990, the U.S. District Court for the Northern District of Illinois amended a previous order and determined that the Company was liable for approximately
 $2,838,000 in pre-judgment interest in addition to the previously announced jury verdict of approximately $4,457,000.  CMI filed an appeal regarding the trial court's determination of pre-judgment interest.  The Barber-Greene
 Company has also filed an appeal.  In connection with such appeal, the Company deposited in an account at the Court's direction, approximately $7,295,000 representing the amount of the judgment (including pre-judgment interest which is the subject of the appeal) entered by the trial court.

 	One CMI patent and all but one claim of a second patent used as a basis for their suit against Astec and Barber-Greene, were invalidated in a jury trial in Cedar Rapids, Iowa in a suit against Cedarapids, Inc.  CMI appealed the decision to the U.S. Court of Appeals for the Federal Circuit.  Astec has also appealed the two CMI cases discussed above to the U.S. Court of Appeals for the Federal Circuit.  Oral argument in all three appeals was heard concurrently by the Federal Circuit on December 7, 1992.  The invalidity decision in the Cedarapids case was upheld and CMI then petitioned the U.S.
 Supreme Court to review the case.  In April 1994, the Supreme Court declined to do so, thus leaving the Federal Circuit's decision in the Cedarapids case intact.  It is the opinion of the Company's litigation counsel that the Court may have a legal basis for setting aside both the CMI vs. Astec and CMI vs.
 Barber-Greene decisions.  However, because of the uncertainties inherent in the litigation process, there can be no assurances as to the ultimate resolution of these lawsuits. An unfavorable result on appeal could have a material adverse effect on the Company's results of operations and financial condition, however, management believes that the Company can satisfy its cash needs from funds already deposited in escrow and, to the extent necessary, from cash flow or through additional short or long-term borrowing.  While a decision could be announced at any time, the Company expects the decision to be rendered sometime in the third or fourth quarter of 1994.

 	The Company's Telsmith subsidiary is also a defendant in a patent infringement action brought by Nordberg, Inc., a manufacturer of a competing line of rock crushing equipment, seeking monetary damages and an injunction to cease an alleged infringement of a patent on certain components used in the production of its rock crushing equipment. This case, being heard before the U.S. District Court for the Eastern District of Wisconsin, has been bifurcated into liability and damages phases. The liability phase was tried on January 11, 1993, however, no decision has been rendered by the Court.
 Because of the uncertainties inherent in the litigation process, the Company is unable to predict the ultimate outcome of this litigation.

 	Management has reviewed all claims and lawsuits and, upon the advice of its litigation counsel, has made provision for any estimable losses; however, the
 Company is unable to predict the ultimate outcome of the outstanding claims and lawsuits.

 PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings

 	There have been no material developments in the legal proceedings previously reported by the registrant since the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 1993.  See "Management's Discussion and
 Analysis of Financial Condition and Results of Operations" in Part I -
 Item 2 "Contingencies" of this Report.

 Item 6.  Exhibits

 	(a)	The following Exhibits* are filed with this Report:

 		11	Statement Regarding Computation of Per Share Earnings.

 	(b)	Reports on Form 8-K.

 		There were no reports on Form 8-K filed for the three months ended March 31, 1994.




 ______________

[FN]
 *	The Exhibits are numbered in accordance with Item 601 of Regulation S-K.

                                 SIGNATURES


 	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 	         ASTEC INDUSTRIES, INC
                                              	 (Registrant)



 	04/29/94                                   		/s/ J. Don Brock
   	Date                                          	J. Don Brock
                                             	Chairman of the Board
                                                  	and President


 	04/29/94                                  		/s/ Albert E. Guth
 	  Date                                         	Albert E. Guth
 	                                            Senior Vice President
                                            	Secretary and Principal
                                              	Financial Officer

                                  SIGNATURES


 	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            	         ASTEC INDUSTRIES, INC
                                                         	 (Registrant)


 	04/29/94
   	Date                                                   	J. Don Brock
                                                       	Chairman of the Board
                                                           	and President


 	04/29/94
   	Date                                                   	Albert E. Guth
                                                       	Senior Vice President
                                                      	Secretary and Principal
                                                         	Financial Officer

                                     EXHIBIT 11


                  Statement Regarding Computation of Per Share Earnings


                                ASTEC INDUSTRIES, INC
                   EXHIBIT (11) - COMPUTATIONS OF EARNINGS PER SHARE
                                      3/31/94


 Shares for Earnings Per Share Computations:*
 	Primary:
 		Weighted average outstanding during year                       	9,796
 		Common Stock equivalents for stock options	                       154

 	TOTAL                                                           	9,950



 	Fully Diluted:
 		Weighted average outstanding during year                       	9,796
 		Common Stock equivalents for stock options	                       160

 	TOTAL                                                           	9,956



 Earnings Applicable to Common Stock:
 		Net Income                                                   	$	2,876


 Earnings Per Share (Based on Weighted Average Number
 	of Common and Common Equivalent Shares Outstanding):
 		Net Income                                                    	$	0.29



 Additional Computations of EPS:
 	Fully Diluted:
 		Net Income                                                    	$	0.29


[FN]
 *Note

 	Dilutive effect of common stock equivalents on both primary and fully diluted
 Earnings Per Share is less than 3% and, in accordance with APB Opinion No.
 15, Earning Per Share on the face of the income statements is based on only the weighted average number of common shares outstanding.  The above calculations have been provided for reporting purposes only.
	Earnings per share have been restated to retroactively reflect the two-for one stock split effected in the form of a dividend on August 12, 1993.