Form 10-Q
period 1994-06-30
ASTEC INDUSTRIES INC
filed 1994-08-10
CIK 792987


PART I                          ITEM I                    FINANCIAL STATEMENTS
                             ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                            (IN THOUSANDS)
                                              (UNAUDITED)

         ACCOUNT DESCRIPTION            JUNE 30   DECEMBER 31    JUNE 30
                                          1994        1993         1993

                                           ASSETS
                                       CURRENT ASSETS

CASH AND CASH EQUIVALENTS                  $3,126      $3,458      $25,692

RECEIVABLES - NET                          24,914      19,091       22,637

INVENTORIES                                45,911      40,006       35,851

PREPAID EXPENSES AND OTHER                  3,532       1,622          816

PATENT DAMAGE ESCROW FUNDS                 12,446      12,309       11,780

         TOTAL CURRENT ASSETS              89,929      76,486       96,776

PROPERTY AND EQUIPMENT - NET               34,841      23,659       19,253

OTHER ASSETS                                4,420       2,822        2,127

             TOTAL ASSETS                $129,190    $102,967     $118,156

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                            CURRENT LIABILITIES

CURRENT MATURITIES OF LONG-TERM DEBT         $500         $10       $6,028

ACCOUNTS PAYABLE - TRADE                   15,263      10,170       14,519

RESERVE FOR PATENT DAMAGES                 13,387      13,250       12,721

OTHER ACCRUED LIABILITIES                  12,721      12,289       11,663

      TOTAL CURRENT LIABILITIES            41,871      35,719       44,931


LONG-TERM DEBT, LESS CURRENT MATURITIES    13,500                   10,000

OTHER LONG-TERM LIABILITIES                 1,602       3,143        3,425

TOTAL SHAREHOLDERS' EQUITY                 72,217      64,105       59,800

TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                $129,190    $102,967     $118,156




                    ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                             THREE MONTHS ENDED              SIX MONTHS ENDED

                                1994         1993         1994         1993

NET SALES                      $62,694      $52,436     $108,920      $95,837

COST OF SALES                   48,681       40,558       83,878       73,579

GROSS PROFIT                    14,013       11,878       25,042       22,258

S,G, & A EXPENSES                8,136        8,079       15,834       16,770

PATENT SUIT DAMAGES & EXPENSES      71           75          162          184

INCOME FROM OPERATIONS           5,806        3,724        9,046        5,304

INTEREST EXPENSE                   141          687          212        1,444

OTHER INCOME, NET OF EXPENSE      (129)         526         (323)       1,348

INCOME BEFORE INCOME TAXES       5,536        3,563        8,511        5,208

INCOME TAXES                       324           82          423          149

NET INCOME                      $5,212       $3,481       $8,088       $5,059




EARNINGS PER COMMON AND COMMON
   EQUIVALENT SHARE *            $0.53        $0.45        $0.83        $0.67


WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON
  EQUIVALENT SHARES
  OUTSTANDING *               9,801,556    7,782,948    9,798,921    7,578,894

[FN]
* 1993 RESTATED TO RETROACTIVELY REFLECT THE TWO-FOR-ONE STOCK SPLIT EFFECTED IN THE FORM OF A DIVIDEND ON AUGUST 12, 1993.


                         ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                       (IN THOUSANDS)

                                                  JUNE 30           JUNE 30
                                                    1994             1993
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                         $8,088            $5,059

ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                    1,867            1,549
    PROVISION FOR DOUBTFUL ACCOUNTS                    124              125
    PROVISION FOR INVENTORY RESERVE                    576              985
    PROVISION FOR WARRANTY RESERVE                   1,856            1,748
    PROVISION FOR PENSION LIABILITY                                      35
    GAIN ON SALE OF FIXED ASSETS                       (18)             (14)

 (INCREASE) DECREASE IN:
    RECEIVABLES                                     (6,551)          (10,411)
    INVENTORIES                                     (6,482)            3,133
    PREPAID EXPENSES AND OTHER                      (1,815)              128
    PATENT DAMAGE ESCROW FUNDS                        (137)             (190)
    OTHER RECEIVABLES                                  602               380
    OTHER ASSETS                                    (1,780)              311

 INCREASE (DECREASE) IN:
    ACCOUNTS PAYABLE                                 5,093              5,404
    ACCRUED PRODUCT WARRANTY                        (1,130)            (1,067)
    OTHER ACCRUED LIABILITIES                       (1,431)             1,362
    TAXES PAYABLE                                     (404)               189
    RESERVE FOR PATENT DAMAGES                         137                166
 TOTAL ADJUSTMENTS                                  (9,493)             3,833

 NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES   (1,405)             8,892

CASH FLOWS FROM INVESTING ACTIVITIES:
 PROCEEDS FROM SALE OF PROPERTY
   AND EQUIPMENT - NET                                  58                 24
 EXPENDITURES FOR PROPERTY AND EQUIPMENT           (12,999)            (2,834)

 NET CASH USED BY INVESTING ACTIVITIES             (12,941)            (2,810)

CASH FLOWS FROM FINANCING ACTIVITIES:
 NET BORROWINGS UNDER REVOLVING
   CREDIT LOAN                                                         (4,675)
 BORROWINGS (REPAYMENTS) UNDER LOAN
   AND NOTE AGREEMENTS                               13,990            (5,060)
 PROCEEDS FROM ISSUANCE OF COMMON STOCK                  24            27,111

NET CASH PROVIDED BY FINANCING ACTIVITIES            14,014            17,376

NET INCREASE (DECREASE) IN CASH                        (332)           23,458
CASH AT BEGINNING OF PERIOD                           3,458             2,234
CASH AT END OF PERIOD                                $3,126           $25,692


                                       FORM 10-Q

                             SECURITIES & EXCHANGE COMMISSION
                                 Washington, D. C.  20549



(Mark One)

[  X  ]  Quarterly report pursuant to section 13 or 15(d) of the Securities
 Exchange Act of 1934.  For the quarterly period ended June 30, 1994.

[       ]  Transition report pursuant to section 13 or 15(d) of the Securities
 Exchange Act of 1934.  For the Transition period from     to      .

                Commission File Number                    0-14714

                                  Astec Industries, Inc.
                   (Exact Name of Registrant as Specified in its Charter)

        Tennessee                                     62-0873631
(State or other jurisdiction of         I.R.S. Employer Identification No.)
incorporation or organization)

4101 Jerome Avenue, Chattanooga, Tennessee                      37407
(Address of Principal Executive Offices)                      (Zip Code)

                                      (615) 867-4210
                      (Registrant's Telephone Number, Including Area Code)


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES___X______                                               NO__________


APPLICABLE ONLY TO CORPORATE ISSUERS

	The number of shares outstanding of registrant's Common Stock, par value $0.20 per share, as of June 30, 1994 was 9,803,402.

                             ASTEC INDUSTRIES, INC.

                                     INDEX

Page Number

PART I - Financial Information

	Item 1.  Financial Statements

		Consolidated Balance Sheets as of
		June 30, 1994, December 31, 1993
		and June 30, 1993

		Consolidated Statements of Income
		for the Three and Six Months Ended
		June 30, 1994 and 1993

		Consolidated Statements of Cash Flows
		for the Six Months Ended June 30, 1994
		and 1993

		Notes to Unaudited Consolidated Financial
		Statements

	Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations

PART II - Other Information

	Item 1.  Legal Proceedings

 Item 6.  Exhibits

Signature Page

                             ASTEC INDUSTRIES, INC.

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

2.	Receivables are net of allowance for doubtful accounts of $ 1,292,000,
   $1,191,000 and $953,000 for June 30, 1994, December 31, 1993 and June 30,
   1993, respectively.

3.	Inventories are stated at the lower of first-in, first-out cost or market and consist of the following:

                                  (in thousands)


                        June 30, 1994     December 31, 1993     June 30, 1993

Raw Materials              $ 19,193           $ 18,419             $ 17,795
Work-in-Process               9,160              6,018                6,503
Finished Goods               17,558             15,569               11,553

                           $ 45,911           $ 40,006              $ 35,851


4.	Property and equipment is stated at cost.  Property and equipment is net of accumulated depreciation of  $21,560,000, $20,062,000 and $18,984,000 for June 30, 1994, December 31, 1993 and June 30, 1993, respectively.

5.	Earnings per share are computed in accordance with APB No. 15 and are based on the weighted average number of shares outstanding for each respective period.

6.	Certain customers have financed purchases of Astec products through arrangements in which Astec is contingently liable for customer debt aggregating approximately $11,079,000 at June 30,1994, $13,700,000 at December 31, 1993, and $7,526,000 at June 30, 1993.

7.	There have been material developments in legal proceedings previously reported. See Management's Discussion and Analysis of Financial Conditions and Results of Operations in Part I - Item 2 Contingencies of this Report.

8.	Approximately 50 - 55% of Astec's business volume normally occurs during the first six months of each year.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        	FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

	For the three-month period ended June 30, 1994, net sales increased by $10,258,000 compared to sales for the three-month period ended June 30,1993, representing a 19.6% increase. International sales increased $917,000 for the quarter ended June 30, 1994 compared to the quarter ended June 30, 1993. For the six-month period ended June 30, 1994, net sales increased $13,083,000 compared to net sales for the same period of 1993, representing a 13.7% increase.

Gross profit increased $2,135,000 for the quarter ended June 30, 1994 compared to the quarter ended June 30, 1993. For the six months ended June 30, 1994, the gross profit increased $2,784,000 compared to the prior year. The gross profit percentage for the six months ended June 30, 1994 was 23.0% compared to 23.2% for the same period in 1993.

Selling, general, and administrative expenses as a percentage of net sales were 13.0% for the quarter ended June 30, 1994 compared to 15.4% in the second quarter of 1993. For the six months ended June 30, 1994, selling, general, and administrative expenses as percent of net sales were 14.5% compared to 17.5% for the six months ended June 30, 1993. The decrease in both the second quarter and the year-to-date is mainly due to decreased legal fees and the lack of ConExpo trade show expenses as incurred during the second quarter of 1993.

Interest expense decreased to $141,000 for the quarter ended June 30, 1994 from $687,000 for the quarter ended June 30, 1993. Interest expense as a percentage of net sales decreased to .2% for the quarter ended June 30, 1994 from 1.3% for the same period of 1993. For the six months ended June 30, 1994, interest expense was .2% of net sales compared to 1.5% for the same period in the prior year. The decrease in interest expense is attributable to the decrease in long-term debt.

Other income, net of other expense, decreased to a net expense of $129,000, or .2% of net sales for the quarter ended June 30, 1994, compared to a net other income of $526,000, or 1.0% of net sales for the quarter ended June 30, 1993. Other income, net of other expense for the six months ended June 30, 1994 is a net expense of $323,000, or .3% of net sales compared to a net other income of $1,348,000, or 1.4% of net sales for the same period last year. Decreases are principally attributed to losses of approximately $501,000 for the second quarter of 1994 and $1,224,000 for the six months ended June 30, 1994 relative to the Wibau-Astec joint venture and decreased license fee income. License fee income decreased approximately $424,000 for the six-months ended June 30, 1994 compared to the same period last year.

 Backlog at June 30, 1994 was $37,714,000 compared to $27,938,000 at June 30, 1993.

	Earnings per share were $.53 for the second quarter of 1994 compared to $.45 for the same period of 1993.  For the six months ended June 30, 1994, earnings per share were $.83 compared to $.67 for the same period last year.  Earnings per share have been restated to retroactively reflect the two-for-one stock split effected in the form of a dividend on August 12, 1993.

Liquidity and Capital Resources

	As of June 30, 1994, the Company had working capital of $48,058,000 compared to $51,845,000 at June 30, 1993. In July, 1993 the Company used $10,000,000 of working capital, generated from a public secondary stock offering, to repay long-term debt outstanding at June 30, 1993.

	Total short-term borrowings, including current maturities of long-term debt, were $500,000 at June 30, 1994.  Long-term debt less current maturities was
 $13,500,000 at June 30,1994. Debt outstanding at June 30, 1994 relates to industrial revenue bonds issued during the first half of 1994 to finance capital expenditures.

	With the purchase and renovation of a facility for Trencor, Inc., capital expenditures for 1994 for plant expansion and further modernization of the Company's manufacturing processes, we now expect capital expenditures to approach approximately $22,000,000 for the year. These expenditures are being financed using internally generated funds and industrial revenue bonds.
 Capital expenditures at June 30,1994 were $12,999,000.

	At June 30, 1994, the Company had a revolving credit loan agreement with The
 First National Bank of Chicago which had been in place since 1987.  The line of credit was $15,000,000 and there were no balances outstanding under the line at June 30, 1994. The Company was in compliance with all financial covenants at June 30, 1994.

	  In July, 1994, a new loan agreement was signed for $15,000,000 with The First National Bank of Chicago that expires June 30, 1997. The new loan agreement is unsecured.

	The Company was previously involved in negotiations with Crown Andersen, Inc.,
(Crown), a publicly held manufacturer of engineered products to clean and restore the environment, to acquire Crown in a stock-for-stock merger.
 During the second quarter it was determined that a merger was not in the best interests of the companies or their shareholders and negotiations were terminated.

Contingencies

	The Company is engaged in certain pending litigation involving claims or other matters arising in the normal course of business.  Most of these claims involve product liability or other  tort claims for property damage or personal injury against which the Company is insured.  As a part of its litigation management program, the Company maintains general liability insurance covering product liability and other similar tort claims providing the Company coverage of
 $8,000,00 subject to a substantial self-insured retention under the terms of which the Company has the right to coordinate and control management of its claims and the defense of these actions.

	The Company and its former Barber-Greene subsidiary (now Telsmith, Inc.) are defendants in two patent infringement actions brought by CMI Corporation (CMI), a competitor, seeking monetary damages and an injunction to cease the alleged infringement.

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

	During July and August 1990, a bench trial was held in the U.S. District Court for the Eastern District of Tennessee to determine damages in connection with the foregoing suit.  The trial covered the calculation of damages against
 Astec with respect to two CMI patents and against CMI with respect to three
 Astec patents.  On June 20, 1991, the Court entered its findings on the damages phase of the litigation rejecting CMI's claims for profits and damages in excess of $50,000,000 and determined that damages would be calculated based on reasonable royalties.  In connection with this finding, the court ruled that Astec owes CMI damages $8,463,000 plus pre-judgment interest of $5,309,000 and attorneys' fees of $737,000 and that CMI in turn owes Astec damages of $667,000 plus $391,000 of pre-judgment interest.  The net damages and expenses determined by the
 Court to be payable to CMI total approximately $13,451,000.

	In the foregoing litigation, the Court ruled that both CMI and Astec are to pay royalties on patented articles sold.  However, in computing the royalties owed by Astec to CMI, the Court included the entire asphalt plant price
 (the convoyed price) in its computations, while only specific patented articles were considered in the computation of royalties owed by CMI to Astec.
 In the opinion of the Company and its litigation counsel the Court's method of computation is contrary to law and is inconsistent with the Court's rulings on other issues in the case.  Based on the Court's method of computation, Astec is being required to pay royalties to CMI on Astec's own patented equipment which CMI has been found to have infringed.  The Company appealed the Court's decision on these computations and other issues.
 Pending the outcome of the appeal, the Company was directed by the
 Court to pledge substantially all of its real property and to deposit approximately $3,000,000 in an escrow to secure the judgment against the
 Company.

	In the CMI and Robert L Mendenhall case against Barber-Greene, on October 24,
 1990, the U.S. District Court for the Northern District of Illinois amended a previous order and determined that the Company was liable for approximately
 $2,838,000 in pre-judgment interest in addition to the previously announced jury verdict of approximately $4,457,000.  CMI  filed an appeal regarding the trial court's determination of pre-judgment interest.  The Barber-Greene
 Company also filed an appeal.  In connection with such appeal, the Company deposited in an account at the Court's direction, approximately
 $7,295,000 representing the amount of the judgment (including pre-judgment interest which is the subject of the appeal) entered by the trial court.

	One CMI patent and all but one claim of a second patent used as a basis for their suit against Astec and Barber-Greene, were invalidated in a jury trial in Cedar Rapids, Iowa in a suit against Cedarapids, Inc.  CMI appealed the decision to the U.S. Court of Appeals for the Federal Circuit.  Astec also appealed the two CMI cases discussed above to the U.S. Court of Appeals for the Federal Circuit.  Oral argument in all three appeals was heard concurrently by the Federal Circuit on December 7, 1992.  The invalidity decision in the
 Cedarapids case was upheld and CMI then petitioned the U.S. Supreme
 Court to review the case.  In April 1994, the Supreme Court declined to do so, thus leaving the Federal Circuit's decision in the Cedarapids case intact.

	On June 9, 1994, the Company announced that the United States Court of Appeals for the Federal Circuit had reversed, and did not remand to the lower court for further proceedings, the judgments previously entered against Astec and its former Barber-Greene subsidiary in the Robert L. Mendenhall and CMI
 Corporation patent litigation.  Those judgments had totaled approximately
 $22 million.  The Federal Circuit Court ruled in favor of Astec because the allegedly infringing patents had been held invalid in a separate third party case.  CMI has asked the Federal Circuit to reconsider its decision and to have all of the Federal Circuit judges rehear the appeal.
 The Company has responded to this request.  The Company's legal counsel does not consider it likely that the Federal Circuit will grant CMI's request, or if it does, that the decision will be overturned.  A ruling is expected during the third quarter.

	It is the opinion of the Company's litigation counsel that the Court has a strong legal basis for setting aside both the CMI vs. Astec and CMI vs. Barber-Greene decisions. However, because of the uncertainties inherent in the litigation process, there can be no assurances as to the ultimate resolution of these lawsuits. An unfavorable result on appeal could have a material adverse effect on the Company's results of operations and financial condition, however, management believes that the Company can satisfy its cash needs from funds already deposited in escrow and, to the extent necessary, from cash flow or through additional short or long-term borrowing.

	The Company's Telsmith subsidiary is also a defendant in a patent infringement action brought by Nordberg, Inc. , a manufacturer of a competing line of rock crushing equipment, seeking monetary damages and an injunction to cease an alleged infringement of a patent on certain components used in the production of its rock crushing equipment.  This case, being heard before the U.S.
 District Court for the Eastern District of Wisconsin, has been bifurcated into liability and damages phases.  The liability phase was tried on
 January 11, 1993, however no decision has been rendered by the Court.
 Because of the uncertainties inherent in the litigation process, the Company is unable to predict the ultimate outcome of this litigation.

	Management has reviewed all claims and lawsuits and, upon the advice of its litigation counsel, has made provision for any estimable losses; however, the
 Company is unable to predict the ultimate outcome of the outstanding claims and lawsuits.

	Effective January 1, 1994, the Company guaranteed 50% of the debt utilized by
 Wibau-Astec under credit agreements with three German banks.  The amount outstanding under these agreements at June 30, 1994 was approximately
 $5,463,000.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

	There have been material developments in the legal proceedings previously reported by the registrant since the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 1993, described on Part I-Item 2, Contingencies of this report. See Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I - Item 2
 Contingencies of this Report.

Item 6.  Exhibits

        	(a)	The following Exhibits are filed with this Report:

           		11	Statement Regarding Computation of Per Share Earnings.

        	(b)	Reports on Form 8-K.

           		There were no reports on Form 8-K filed for the three months
             ended June	30, 1994.


[FN]
The Exhibits are numbered in accordance with Item 601 of Regulation S-K.

                                      SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      ASTEC INDUSTRIES, INC.
                                                           (Registrant)



            08/10/94					                                   /s/ J. Don Brock
              Date						                                      J. Don Brock
    							                                              Chairman of the Board
								                                                      and President





            	08/10/94                                						/s/ Albert E. Guth
	              Date                   						                 Albert E. Guth
								                                                  Senior Vice President
							                                                  Treasurer , Secretary
								                                               and Principal Financial
							                                                         	Officer

                                   EXHIBIT 11


                Statement Regarding Computation of Per Share Earnings


                             ASTEC INDUSTRIES, INC.

                  EXHIBIT (11) - COMPUTATIONS OF EARNINGS PER SHARE

                                    6/30/94
                                 (in thousands)

Shares for Earnings Per Share Computations:

	Primary:

		Weighted average outstanding during year	                  	9,799
		Common Stock equivalents for stock options		                  151

       			TOTAL		                                          			9,950


	Fully Diluted:
		Weighted average outstanding during year	                   	9,799
		Common Stock equivalents for stock options		                   154

        			TOTAL		                                          			9,953


Earnings Applicable to Common Stock:
  Net Income		                                             				8,088


Earnings Per Share (Based on Weighted Average Number
	of Common and Common Equivalent Shares Outstanding):
		Net Income				                                           		    .83


Additional Computations of EPS:
	Fully Diluted:
		Net Income	                                          					     .83


[FN]
 Dilutive effect of common stock equivalents on both primary and fully diluted Earnings Per Share is less than 3% and, in accordance with APB Opinion No. 15, Earnings Per Share on the face of the Statements of income is based on only the weighted average number of common shares outstanding. The above calculations have been provided for reporting purposes only.

 Earnings per share have been restated to retroactively reflect the two-for-one stock split effected in the form of a dividend on August 12, 1993.