Form 10-Q
period 1994-09-30
ASTEC INDUSTRIES INC
filed 1994-11-08
CIK 792987

FORM 10-Q

           SECURITIES & EXCHANGE COMMISSION
               Washington, D. C.  20549



(Mark One)

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1994.

[       ]  Transition report pursuant to section 13 or
15(d) of the Securities Exchange Act of 1934.  For the
Transition period from _______________ to
_______________.

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

  YES___X______                     NO__________


APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of registrant's
Common Stock, par value $0.20 per share, as of September 30, 1994 was 9,805,402.

                ASTEC INDUSTRIES, INC.

                         INDEX

                                            Page Number

PART I - Financial Information

     Item 1.  Financial Statements

          Consolidated Balance Sheets as of
          September 30, 1994, December 31, 1993
          and September 30, 1993


          Consolidated Statements of Income
          for the Three and Nine Months Ended
          September 30, 1994 and 1993

          Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30, 1994
          and 1993

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

2. Receivables are net of allowance for doubtful accounts of $ 1,054,000, $1,191,000 and $904,000 for
September 30, 1994, December 31, 1993 and September 30,
1993, respectively.

3. Inventories are stated at the lower of first-in, first-out, cost or market and consist of the following:
                    (in thousands)

                              September 30,   December 31,   September 30,
                                   1994           1993            1993
Raw Materials                   $ 19,028       $ 18,419        $ 17,825
Work-in-Process                    7,242          6,018           6,557
Finished Goods                    19,885         15,569          13,239

Total                           $ 46,155       $ 40,006        $ 37,621

4.   Property and equipment is stated at cost.
Property and equipment is net of accumulated depreciation of $22,414,000, $20,062,000 and
$19,675,000 for September 30, 1994, December 31, 1993
and September 30, 1993, respectively.

5. Earnings per share are computed in accordance with APB No. 15 and are based on the weighted average number of shares outstanding for each respective period.

6. Certain customers have financed purchases of Astec products through arrangements in which Astec is contingently liable for customer debt aggregating approximately $12,215,000 at September 30,1994,
$13,700,000 at December 31, 1993, and $10,293,000 at
September 30, 1993.

7. There have been material developments in legal proceedings previously reported. See Management's
Discussion and Analysis of Financial Conditions and
Results of Operations in Part I - Item 2
Contingencies of this Report.

8. Approximately 80% of Astec's business volume normally occurs during the first nine months of each year.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

     For the three-month period ended September 30, 1994, net sales increased by $10,183,000 compared to sales for the three-month period ended September
30,1993, representing a 26.2% increase. For the nine-month period ended September 30, 1994, net sales increased $23,266,000 compared to net sales for the same period of 1993, representing a 17.3% increase.
International sales increased $10,397,000 for the quarter ended September 30, 1994 compared to the quarter ended September 30, 1993 and increased
$10,603,000 for the nine months ended September 30, 1994 compared to the prior year.

     Gross profit increased $1,948,000 for the quarter ended September 30, 1994 compared to the quarter ended
September 30, 1993.  For the nine months ended
September 30, 1994, the gross profit increased
$4,732,000 compared to the prior year. The gross profit percentage for the nine months ended September
30, 1994 was 23.0% compared to 23.4% for the same period in 1993.

     Selling, general, and administrative expenses for the third quarter of 1994 were $7,998,000 compared to $6,550,000 for the same period of 1993. Selling, general and administrative expenses as a percentage of net sales were 16.3% for the quarter ended September
30, 1994 compared to 16.9% in the third quarter of 1993. These expenses increased during the third quarter of 1994 due to increased sales during the quarter. For the nine months ended September 30, 1994, selling, general and administrative expenses as percent of net sales were 15.1% compared to 17.3% for the nine months ended September 30, 1993. For the nine months ended September 30, 1994 compared to the same period in 1993, selling, general and administrative expenses have remained relatively stable, the decrease in the percentages relates to the increased sales during the same periods.

     Interest expense decreased to $119,000 for the quarter ended September 30, 1994 from $257,000 for the quarter ended September 30, 1993. Interest expense as a percentage of net sales decreased to .2% for the quarter ended September 30, 1994 from .7% for the same period of 1993. For the nine months ended September
30, 1994, interest expense was .2% of net sales compared to 1.3% for the same period in the prior year.
The decrease in interest expense for the year is mainly attributable to the decrease in long-term debt during the first quarter of the year. The 1994 debt consists mainly of industrial revenue bonds which have a lower interest rate than that of the debt outstanding in 1993.

     Other income, net of other expense, was $321,000, or .7% of net sales for the quarter ended September 30, 1994, compared to a net other income of $326,000, or .8% of net sales for the quarter ended September 30, 1993. Other income, net of other expense for the nine months ended September 30, 1994 is a net expense of $2,000, or .001% of net sales compared to a net other income of $1,674,000, or 1.2% of net sales for the same period last year. Other income, net of other expense, includes a loss of approximately $517,000 relative to the Wibau-Astec joint venture in Germany for the third quarter of 1994. The Company has incurred losses of approximately $1,740,000 for the nine months ended
September 30, 1994 relative to the Wibau-Astec joint venture. Other income, net of other expense, for the nine months of 1993 and 1994 would be at comparable levels except for the Wibau-Astec joint venture losses.


     Backlog at September 30, 1994 was $28,737,000 compared to $20,366,000 at September 30, 1993.

     Earnings per share were $.32 for the third quarter of 1994 compared to $.22 for the same period of 1993.
For the nine months ended September 30, 1994, earnings per share were $1.14 compared to $.86 for the same period last year.

Liquidity and Capital Resources

     As of September 30, 1994, the Company had working capital of $53,710,000 compared to $42,083,000 at
September 30, 1993.

     Total short-term borrowings, including current maturities of long-term debt, were $500,000 at September 30, 1994. Long-term debt less current maturities was $18,700,000 at September 30,1994. Debt outstanding at September 30, 1994 consists of industrial revenue bonds issued to finance capital expenditures and the outstanding balance on the revolving line of credit.

     With the purchase and renovation of a facility for Trencor, Inc., and capital expenditures in 1994 for plant expansion and further modernization of the Company's manufacturing processes, we now expect capital expenditures to approach approximately
$22,000,000 for the year. These expenditures are being financed using internally generated funds and industrial revenue bonds. Capital expenditures at September 30,1994 were $16,977,000.

     In July, 1994, a new loan agreement was signed for $15,000,000 with The First National Bank of Chicago that expires June 30, 1997. The new loan agreement is an unsecured revolving line of credit. The outstanding balance on the revolving line of credit at September
30, 1994 was $5,200,000. The Company was in compliance with all financial covenants at September 30, 1994.

     On August 9, 1994, the Company announced that its wholly owned subsidiary Trencor, Inc., a manufacturer of trenching equipment, completed an asset purchase from Capitol Trencher Corporation, also a manufacturer of trenching equipment. The acquisition encompasses the entire product line from manufacturing rights, trademarks, and patents to intellectual property and engineering designs; however, none of the manufacturing plant or equipment was included in the purchase. The
Company assumes no liabilities of  Capitol Trencher
Corporation. The product line has been relocated to and will be manufactured at Trencor's new facility in Grapevine, Texas.

     On October 14, 1994, the Company announced that it had utilized cash and Astec Industries, Inc. stock to complete the acquisition Gibat Ohl
Ingenieurgesellschaft fur Anlagntechnik mbH of
Hasselroth, Germany. Gibat Ohl is a manufacturer of asphalt batch plants and related equipment.

     On October 14, 1994, the Company also announced a second transaction. The Company signed a definitive agreement to purchase the remaining 50% interest in Wibau-Astec Maschinenfabrik GmbH of Grundau, Germany.
Astec previously acquired the initial 50% interest in July, 1993. This acquisition will provide the Company
100% ownership. The Company hopes the completion of these acquisitions will strengthen its position in the European market and allow it to restructure the Wibau-
Astec operations and return Wibau-Astec to profitability in 1995.


Contingencies

     The Company is engaged in certain pending litigation involving claims or other matters arising in the normal course of business. Most of these claims involve product liability or other tort claims for property damage or personal injury against which the Company is insured. As a part of its litigation management program, the Company maintains general liability insurance covering product liability and other similar tort claims providing the Company coverage of $8,000,000 subject to a substantial self-insured retention under the terms of which the Company has the right to coordinate and control the management of its claims and the defense of these actions.

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

     On June 9, 1994, the Company announced that the
United States Court of Appeals for the Federal Circuit had reversed, and did not remand to the lower court for further proceedings, the judgments previously entered against Astec and its former Barber-Greene subsidiary in the Robert L. Mendenhall and CMI Corporation patent litigation. Those judgments had totaled approximately
$22 million. The Federal Circuit Court ruled in favor of Astec because the allegedly infringing patents had been held invalid in a separate third party case. CMI asked the Federal Circuit to reconsider its decision and to have all of the Federal Circuit judges rehear the appeal. The Company responded to this request. On
September 20, 1994, the Company announced that the United States Court of Appeals for the Federal Circuit denied requests from Mendenhall and CMI to reconsider its earlier ruling reversing the judgments previously entered against Astec And Barber-Greene. With the issuance of this ruling, the Federal Circuit's review of this ongoing patent litigation is ended.

     On October 11, 1994, CMI Corporation and Robert L.
Mendenhall filed a Petition for Writ of Certiorari asking the U. S. Supreme Court to review the decision of the Federal Circuit Court of Appeals which reversed the judgments entered against Astec and Barber-Greene.
The Company has filed a response opposing the Petition.
Review by the U. S. Supreme Court is not a right.  The
Supreme Court must agree to hear the case which occurs in a very small percentage of the cases presented for discretionary review. In the opinion of the Company's legal counsel, it is highly unlikely that the Supreme
Court will hear the case which will bring the litigation process to a close and leave the Company's counterclaim against CMI Corporation intact. The
Company is taking the necessary steps to recover in excess of thirteen million dollars held in escrow.

     While the Company and its legal counsel are optimistic as to the anticipated outcome, because of the uncertainties in the litigation process, there can be no assurances as to the ultimate resolution of these lawsuits. An unfavorable result, were the case heard and reversed by the Supreme Court could have a material adverse effect on the Company's results of operations and financial condition, however, management believes that the Company can satisfy its cash needs from funds already deposited in escrow and, to the extent necessary, from cash flow or through additional short or long-term borrowing.

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

     Effective January 1, 1994, the Company guaranteed
50% of the debt utilized by Wibau-Astec under credit agreements with three German banks. The amount outstanding under these agreements at September 30, 1994 was approximately $5,491,000. As part of the definitive agreement to purchase the 100% ownership of Wibau-Astec, Astec Industries, Inc. will guarantee 100% of the debt outstanding at Wibau-Astec. At September
30, 1994, this amount was $10,982,000, which includes the $5,491,000 above.

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

Item 6.  Exhibits 1

     (a)  The following Exhibits 1 are filed with this
Report:

          11   Statement Regarding Computation of Per
Share Earnings.

     (b)  Reports on Form 8-K.

          There were no reports on Form 8-K filed for the three months ended September 30, 1994.

                      SIGNATURES


     Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ASTEC INDUSTRIES, INC.
                                     (Registrant)



            11/08/94                                  /s/ J. Don Brock
               Date
                                                        J. Don Brock
                                                         Chairman of
                                                          the Board






     11/08/94                                         /s/ Albert E.Guth
      Date
                                                      Albert E. Guth
                                                        Senior Vice
                                                         President
                                                         Treasurer ,
                                                         Secretary
                                                       and Principal
                                                        Financial
                                                         Officer

                      EXHIBIT 11


 Statement Regarding Computation of Per Share Earnings



                ASTEC INDUSTRIES, INC.

   EXHIBIT (11) - COMPUTATIONS OF EARNINGS PER SHARE

                        9/30/94
                    (in thousands)

Shares for Earnings Per Share Computations: 2

     Primary:

          Weighted average outstanding during year                 9,801
          Common Stock equivalents for stock options                 144

                                    TOTAL                          9,945


     Fully Diluted:
          Weighted average outstanding during year                  9,801
          Common Stock equivalents for stock options                  149

                                     TOTAL                          9,950


Earnings Applicable to Common Stock:
     Net Income                                                     11,219


Earnings Per Share (Based on Weighted Average Number
     of Common and Common Equivalent Shares
     Outstanding):
          Net Income                                                  1.14


Additional Computations of EPS:
     Fully Diluted:
          Net Income                                                   1.14

[FN]

1 The Exhibits are numbered in accordance with Item 601
  of Regulation S-K.
2 Dilutive effect of common stock equivalents on both primary and fully diluted Earnings Per Share is less than 3% and, in accordance with APB Opinion No. 15, Earnings Per Share on the face of the Statements of Income is based on only the weighted average number of common shares outstanding. The above calculations have been provided for reporting purposes only.

                             ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS



    ACCOUNT DESCRIPTION             SEPTEMBER 30   DECEMBER 31  SEPTEMBER 30
                                          1994         1993        1993

                ASSETS
            CURRENT ASSETS

CASH AND CASH EQUIVALENTS                  $1,677      $3,458       $3,889

RECEIVABLES - NET                          27,270      19,091       20,360

INVENTORIES                                46,155      40,006       37,621

PREPAID EXPENSES AND OTHER                  5,833       1,622        1,404

PATENT DAMAGE ESCROW FUNDS                 12,795      12,309       11,875

         TOTAL CURRENT ASSETS              93,730      76,486       75,149

PROPERTY AND EQUIPMENT - NET               37,751      23,659       20,930

OTHER ASSETS                                3,385       2,822        2,092

             TOTAL ASSETS                $134,866    $102,967      $98,171

 LIABILITIES AND SHAREHOLDERS' EQUITY
         CURRENT LIABILITIES

CURRENT MATURITIES OF LONG-TERM DEBT         $500         $10          $16

ACCOUNTS PAYABLE - TRADE                   13,183      10,170       10,759

RESERVE FOR PATENT DAMAGES                 13,736      13,250       12,815

OTHER ACCRUED LIABILITIES                  12,601      12,289        9,476

      TOTAL CURRENT LIABILITIES            40,020      35,719       33,066


LONG-TERM DEBT, LESS CURRENT
 MATURITIES                                18,700

OTHER LONG-TERM LIABILITIES                   793       3,143        3,164

TOTAL SHAREHOLDERS' EQUITY                 75,353      64,105       61,941

TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                  $134,866    $102,967      $98,171


                   ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                 (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                          THREE MONTHS ENDED          NINE MONTHS ENDED
                            1994         1993         1994         1993
NET SALES                 $49,021      $38,838     $157,941     $134,675

COST OF SALES              37,805       29,570      121,683      103,149

GROSS PROFIT               11,216        9,268       36,258       31,526

S,G, & A EXPENSES           7,998        6,550       23,832       23,320

PATENT SUIT DAMAGES
 & EXPENSES                    43           96          205          280

INCOME FROM OPERATIONS      3,175        2,622       12,221        7,926

INTEREST EXPENSE              119          257          331        1,701

LOAN PREPAYMENT PENALTY
 AND EXPENSES                              545                       545

OTHER INCOME,
 NET OF EXPENSE               321          326           (2)       1,674

INCOME BEFORE
 INCOME TAXES               3,377        2,146       11,888        7,354

INCOME TAXES                  246           30          669          179

NET INCOME                 $3,131       $2,116      $11,219       $7,175





EARNINGS PER
COMMON AND COMMON
EQUIVALENT SHARE            $0.32        $0.22        $1.14        $0.86


WEIGHTED AVERAGE
 NUMBER OF COMMON AND
 COMMON EQUIVALENT
 SHARES OUTSTANDING      9,805,185    9,788,710    9,801,032    8,323,591

                        ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)
                                     (IN THOUSANDS)

                                               SEPTEMBER 30    SEPTEMBER 30
                                                   1994             1993

CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                       $11,219           $7,175

ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH (USED) BY OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION                    2,898             2,214
  PROVISION FOR DOUBTFUL ACCOUNTS                    141               266
  PROVISION FOR INVENTORY RESERVE                  1,422               876
  PROVISION FOR WARRANTY RESERVE                   2,313             1,683
  PROVISION FOR PENSION LIABILITY                                     (192)
  GAIN ON SALE OF FIXED ASSETS                      (144)                2
      (INCREASE) DECREASE IN:
  RECEIVABLES                                     (9,149)           (8,368)
  INVENTORIES                                     (7,572)            1,472
  PREPAID EXPENSES AND OTHER                      (4,211)             (173)
  PATENT DAMAGE ESCROW FUNDS                        (486)             (284)
  OTHER RECEIVABLES                                  828               474
  OTHER ASSETS                                      (710)               70
      INCREASE (DECREASE) IN:
  ACCOUNTS PAYABLE                                 3,014             1,644
  ACCRUED PRODUCT WARRANTY                        (1,590)           (1,390)
  OTHER ACCRUED LIABILITIES                       (2,521)             (474)
  TAXES PAYABLE                                     (241)              191
  RESERVE FOR PATENT DAMAGES                         486               261
TOTAL ADJUSTMENTS                                (15,522)           (1,728)

NET CASH PROVIDED (USED) BY OPERATING
 ACTIVITIES                                       (4,303)            5,447

CASH FLOWS FROM INVESTING ACTIVITIES:
  PROCEEDS FROM SALE OF PROPERTY
    AND EQUIPMENT - NET                              278                 36
  EXPENDITURES FOR PROPERTY AND EQUIPMENT        (16,977)            (5,215)

NET CASH USED BY INVESTING ACTIVITIES            (16,699)            (5,179)

CASH FLOWS FROM FINANCING ACTIVITIES:
  NET BORROWINGS (REPAYMENTS) UNDER
    REVOLVING CREDIT LOAN                          5,200             (4,675)
  BORROWINGS (REPAYMENTS) UNDER LOAN
    AND NOTE AGREEMENTS                           13,990            (21,072)
  PROCEEDS FROM ISSUANCE OF COMMON STOCK              31             27,134

NET CASH PROVIDED BY FINANCING ACTIVITIES         19,221              1,387

NET INCREASE (DECREASE) IN CASH                   (1,781)             1,655
CASH AT BEGINNING OF PERIOD                        3,458              2,234

CASH AT END OF PERIOD                             $1,677             $3,889