Form 10-K
ASTEC INDUSTRIES INC
filed 1995-03-24
CIK 792987

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

(Mark One)

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                            OF
THE SECURITIES EXCHANGE ACT OF 1934 	For the fiscal
year  ended December 31, 1994

                                           OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES  EXCHANGE ACT OF 	1934
	For the transition period from
               to

Commission file number 0-14714

 ASTEC INDUSTRIES, INC.                                                      .
(Exact name of registrant as specified in its charter)

              Tennessee                			   62-0873631
(State or other jurisdiction of	              	(I.R.S. Employer
 incorporation or organization)		           	Identification No.)


P. O. Box 72787, 4101 Jerome Avenue, Chattanooga, Tennessee    			   37407
    (Address of principal executive offices)                     (Zip Code)

 Registrant's telephone number, including area code:  (615)  867-4210

 Securities registered pursuant to Section 12(b) of the Act:
 Title of each class   Name of each exchange on which registered

             NONE                        				NONE

Securities registered pursuant to Section 12(g) of the Act:

 Common Stock, $.20 par value
     (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No


Exhibit Index Appears at Page

  (Form 10-K Cover Page - Continued)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  [     ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:

$93,105,764 based upon the closing sales price in the NASDAQ National Market System on March 10, 1995, using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by all directors and executive officers of the registrant, some of whom may not be held to be affiliates upon judicial determination.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

            As of March 10, 1995
Common Stock, par value $.20,  10,001,858 shares

DOCUMENTS INCORPORATED BY REFERENCE

	Portions of the following documents have been incorporated by reference into the Parts of this Annual Report on Form 10-K indicated:

		Document			Form 10-K

	Proxy Statement relating to		Part III
	Annual Meeting of Shareholders
	to be held on April 27, 1995


ASTEC INDUSTRIES, INC.
1994 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

                                               Page
PART I

Item  1.  Business
Item  2.  Properties
Item  3.  Legal Proceedings
Item  4.  Submission of Matters to a Vote of Security Holders
         	Executive Officers of the Registrant


PART II

Item  5.  Market for Registrant's Common Equity and Related
         	Shareholder Matters
Item  6.  Selected Financial Data
Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations
Item  8.  Financial Statements and Supplementary Data
Item  9.  Changes in and Disagreements With Accountants on
         	Accounting and Financial Disclosure

 PART III

Item 10.  Directors and Executive Officers of the Registrant
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and
         	Management
Item 13.  Certain Relationships and Related Transactions


PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports
         	on Form 8-K

Appendix A

SIGNATURES

PART I

Item 1.  BUSINESS

General

	Astec designs, engineers, manufactures and markets equipment and components used primarily in road building and related construction activities. The Company's products are used in each phase of road building, from quarrying and crushing the aggregate to application of the road surface. The Company also manufactures certain equipment and components unrelated to road construction including trenching and excavating equipment, environmental remediation equipment, log loading and industrial heat transfer equipment. The Company holds over 100 United States and foreign patents, and has been responsible for many technological and engineering innovations in the industry. The Company currently manufactures over 125 different products which it markets both domestically and internationally. In addition to plant and equipment sales, the Company manufactures and sells replacement parts for equipment in each of its product lines. The distribution and sale of replacement parts is an integral part of the Company's business.

	The Company's seven operating divisions and subsidiaries, each of which operates as an autonomous company, are: (i) the Astec division (effective January 1, 1995 Astec, Inc.), which manufactures a line of hot mix asphalt plants, soil purification and environmental remediation equipment and related components; (ii) Telsmith, Inc. which manufactures aggregate processing equipment for the production and classification of sand, gravel and crushed stone for road and other construction applications; (iii) Heatec, Inc. which manufactures thermal oil heaters, asphalt heaters and other heat transfer equipment used in the Company's asphalt mixing plants and in other industries; (iv) Roadtec, Inc., which manufactures milling machines used to recycle asphalt and concrete, asphalt paving equipment and material transfer vehicles; (v) Trencor, Inc.
which manufactures chain and wheel trenching equipment, excavating equipment and log loaders; (vi) Wibau-Astec Maschinenfabrik GmbH, located in Germany, which represents
Astec in international sales and manufactures and sells Wibau parts in Europe, Africa and the Middle East and Astec continuous mix plants in Europe and the Eastern bloc countries; (vii) Gibat Ohl Ingenieurgesellschaft fur Anlagentechnik mbH, located in Germany, which manufactures and sells batch asphalt plants, parts and controls in Europe and the Eastern bloc countries.

	The Company's strategy is to become the high quality, low cost producer in each of its product lines while continuing to develop innovative new products for its customers. Management believes that this strategy will provide the Company with a competitive advantage in the marketplace and position it to capitalize on rebuilding the infrastructure in the United States and abroad.

Products

	The Company operates in a single business segment. In 1994 it manufactured and marketed products in five principal categories: (i) hot mix asphalt plants, soil purification and environmental remediation equipment and related components;
(ii) mobile construction equipment, including asphalt pavers from Roadtec, milling machines and material transfer vehicles and other auxiliary equipment; (iii) hot oil heaters, asphalt heaters and other heat transfer equipment; (iv) aggregates processing equipment; and (v) chain and wheel trenching and excavating equipment. The table following shows the Company's sales for each product category which accounted for 10% or more of consolidated revenue for the periods indicated.

                                             	Years Ended December 31
                                        1994         1993         1992
                                                (in thousands)
Asphalt plants and components         $100,514      $88,116     $81,438
Aggregate processing equipment          38,823       40,108      33,298
Trenching and excavating equipment      25,867       16,535      14,803
Mobile construction equipment           30,291       22,120      14,660

Financial information in connection with the Company's international sales is included in Note 1 to "Notes to Consolidated Financial Statements - Segment Information", appearing at Page
A-11 of this report.


Hot Mix Asphalt Plants

	The Astec division designs, engineers, manufactures and markets a complete line of portable, stationary and relocatable hot mix asphalt plants and related components under the "ASTEC" trademark. An asphalt mixing plant typically consists of heating and storage equipment for liquid asphalt (manufactured by Heatec), cold feed bins for storing aggregates, a drum mixer for drying, heating and mixing, a baghouse composed of air filters and other pollution control devices, hot storage bins or silos for temporary storage of hot mix asphalt and a control house. The Company introduced the concept of plant portability in 1979. Its current generation of portable asphalt plants is marketed as the "Six Pack" and consists of six portable components which can be disassembled and moved to the construction site to reduce relocation expenses. Plant portability represents an industry innovation developed and successfully marketed by the Company.

	The components in the Company's asphalt mixing plants are fully automated and use microprocessor based control systems for efficient operation. The plants are manufactured to meet or exceed federal and state clean air standards.

	The Company has also developed specialized asphalt recycling equipment for use with its hot mix asphalt plants. Many of the existing Astec products are suited for blending, vaporizing, drying and incinerating contaminated products. As a result, the Astec division has developed a line of thermal purification equipment for the remediation of petroleum contaminated soil.


Mobile Construction Equipment

	Roadtec designs, engineers, manufactures and markets asphalt pavers, material transfer vehicles and milling machines.
Roadtec engineers emphasize simplicity, productivity, versatility and accessibility in product design and use.

	Asphalt Pavers. Asphalt pavers are used in the application of hot mix asphalt to the road surface. Roadtec pavers have been designed to minimize maintenance costs while exceeding road surface smoothness requirements. A new effective and efficient paver has been introduced which must be used with the material transfer vehicle. Other additional new paver models have also been introduced in 1994.

	Material Transfer Vehicles. The "Shuttle Buggy" is a mobile, self-propelled material transfer vehicle which allows continuous paving by separating truck unloading from the paving process while remixing the asphalt surface material. A typical asphalt paver must stop paving to permit truck unloading of asphalt mix. By permitting continuous paving, the "Shuttle
Buggy" allows the asphalt paver to produce a smoother road surface. Certain states are now requiring the use of the "Shuttle Buggy" on their jobs.

	Milling Machines. Roadtec milling machines are designed to remove old asphalt from the road surface before new asphalt mix is applied. They are manufactured with a simplified control system, wide conveyors, direct drives and a wide range of horsepower and cutting capabilities to provide versatility in product application. Additional models were introduced in 1994 to meet contractor needs.


Heat Transfer Equipment

	Heatec designs, engineers, manufactures and markets a variety of heaters and heat transfer processing equipment under the "HEATEC" trade name for use in various industries including the asphalt industry.

	Asphalt Heating Equipment. Heatec manufactures a complete line of heating and liquid storage equipment for the asphalt paving industry. The equipment includes portable and stationary tank models with capacities up to 35,000 gallons each. Heaters are offered in both direct-fired and helical coil models.

	Industrial Heating Equipment. Heatec builds a wide variety of industrial heaters to fit a broad range of applications, including equipment for emulsion plants, roofing material plants, refineries, chemical processing, rubber plants and the agribusiness. Heatec has the technical staff to custom design heating systems and has systems operating as large as 40,000,000 BTU's per hour.


Aggregates Processing Equipment

	Telsmith has served the quarry business since 1906. Telsmith designs, engineers, manufactures and markets a wide range of portable and stationary equipment for the production and classification of sand, gravel, and quarried stone for road and other construction applications. Telsmith's products include jaw, cone and impact crushers; several types of feeders which transport the aggregate from the storage site to the crushing equipment; vibrating screens to separate the aggregate into various mixes; and washing and conveying equipment. Telsmith markets its products individually and as complete systems, incorporating microprocessor based automated controls for the efficient operation of its equipment.


Trenching and Excavating Equipment

	Trencor, Inc. designs, engineers, manufactures and markets chain and wheel trenching equipment, canal excavators, rock saws, road miners and log loading equipment. In August 1994, Trencor acquired the product line and related manufacturing rights, trademarks, patents, intellectual property and engineering designs of Capitol Trencher
Corporation ("CTC"), also a manufacturer of trenching and excavation equipment. This purchase excluded the manufacturing plant and equipment operated by CTC. The acquisition of the CTC product line strengthens and broadens Trencor's position in the construction market. The fabrication of the CTC product line has been relocated to Trencor's new facility in Grapevine, Texas.

	Chain Trenchers. Trencor chain trenching machines utilize a heavy duty chain (equipped with cutting teeth attached to steel plates) wrapped around a long moveable boom. These machines, with weights up to 400,000 pounds, are capable of cutting a trench up to eight feet wide and thirty feet deep through rock. Trencor also makes foundation trenchers used in areas where drilling and blasting are prohibited.

	Wheel Trenchers. Trencor wheel trenching machines are used in pipeline excavation in soil and soft rock. The wheel trenchers weigh up to 390,000 pounds and have a trench capacity of up to seven feet in width and ten feet in depth.

	Canal Excavator. Trencor canal excavators are used to make finished and trimmed trapezoidal canal excavations within close tolerances. The canals are primarily used for irrigation systems.

	Rock Saws. Trencor manufactures a rock saw which is utilized for laying water and gas lines, fiber optics cable, constructing highway drainage systems and for other applications.

	Road Miners. Trencor manufactures four "Road Miner" models weighing up to 400,000 pounds with an attachment which allows it to cut a path up to twelve and a half feet wide and five feet deep on a single pass. The Road Miner has applications in the road construction industry and in mining and aggregates processing operations.

	Log Loaders. Trencor also manufactures several different models of log loaders. Its products include mobile/truck mounted models, as well as track mounted and stationary models, each of which is used in harvesting and processing wood products. The equipment is sold under the Log-Hog name.


Manufacturing

	The Company manufactures many of the component parts and related equipment for its products. In many cases, the Company designs, engineers and manufactures custom component parts and equipment to meet the particular needs of individual customers. Manufacturing operations during 1994 took place at seven separate locations. The Company's manufacturing operations consist primarily of fabricating steel components and the assembly and testing of its products to ensure quality control standards have been achieved.


Marketing

	The Company markets its products both domestically and internationally. The principal purchasers of the Company's products include highway and heavy equipment contractors, utility contractors, pipeline contractors, open mine operators, quarry operators and foreign and domestic governmental agencies. The Astec division (now Astec, Inc.) sells directly to its customers with domestic, soil remediation and international sales departments. Astec, Inc. also has a branch in Chino, California to service customers in the western United States. Telsmith products are sold through two leased branch locations in San Francisco, California and Sharon, Massachusetts, as well as through a combination of direct sales, domestic and international and dealer sales. Heatec, Roadtec and Trencor products are marketed through a combination of direct sales and dealer sales. Approximately 18 manufacturers' representatives sell Heatec products for applications in industries other than the asphalt industry with such sales comprising approximately 30% of Heatec's sales volume during 1994. Direct sales employees are paid salaries and are generally entitled to commissions after obtaining certain sales quotas. See "Business - Properties"

	The Company's international sales efforts are decentralized with each division and subsidiary maintaining responsibility for its own international marketing efforts.


German Subsidiaries

	Effective July 1, 1993, the Company entered into an agreement with Putzmeister-Werk Maschinenfabrik GmbH ("Putzmeister"), a company organized under the laws of the Federal Republic of Germany, to form a new German limited liability company, Wibau-Astec, to be jointly owned by the Company and Putzmeister (the "Joint Venture"). Wibau-Astec designs, engineers and manufactures asphalt plants, stabilization plants, asphalt and thermal heaters, hot storage systems and soil remediation equipment (including their respective parts and components) which it markets in Europe, Africa and the Middle
East. Initially Putzmeister owned 50% of the Joint Venture and Astec owned 50%. In consideration for their respective interests in the Joint Venture, Putzmeister contributed the operating assets, other than real estate, and related liabilities of its asphalt plant manufacturing business located in Germany to the Joint Venture; and Astec contributed, among other things, an interest in the Company's technology related to asphalt plants, asphalt heating equipment and soil remediation equipment. In November 1994, Astec acquired the other 50% interest in Wibau-Astec, making it a wholly owned subsidiary of the Company.

In an unrelated transaction, Astec acquired Gibat Ohl Ingenieurgesellschaft fur Anlagentechnik mbH located in Hasselroth, Germany for cash and Astec stock in October 1994. Gibat Ohl is a manufacturer of asphalt batch plants and related equipment. The management of Gibat Ohl is composed of former Wibau employees who are very knowledgeable about the asphalt plant market. The completion of these acquisitions strengthens Astec's position in the European market.



Seminars and Technical Bulletins

	The Company periodically conducts technical and service seminars which are primarily for contractors, employees and owners of asphalt mixing plants. In 1994, approximately 200 representatives of contractors and owners of hot mix asphalt plants attended seminars held by the Company in Chattanooga, Tennessee. These seminars, which are taught by Company management and employees, cover a range of subjects including technological innovations in the hot mix asphalt business and other industry segments in which the Company manufactures products.

	In addition to the seminars, the Company published a number of detailed technical bulletins covering various technological and business issues relating to the asphalt industry.


Patents and Trademarks

	The Company seeks to obtain patents to protect the novel features of its products. The Company and its subsidiaries hold
67 United States patents and 39 foreign patents.  There are 24
United States and 16 foreign patent applications pending.

	The Company and its subsidiaries have approximately 40 trademarks registered in the United States, including logos for Astec, Telsmith, Roadtec and Trencor, and the names ASTEC, TELSMITH, HEATEC, LOG HOG, ROADTEC and TRENCOR.
Many of
these trademarks are also registered in foreign countries, including Canada, Great Britain, Mexico, Australia and Japan.

	The Company and its subsidiaries also license their technology to manufacturers.


Engineering and Product Development

	The Company dedicates substantial resources to its engineering and product development. At December 31, 1994, the Company and its subsidiaries had 143 individuals employed domestically full-time in engineering and design capacities.


Raw Materials

	Raw materials used by the Company in the manufacture of its products include carbon steel and various types of alloy steel which are normally purchased from steel mills and other sources.


Seasonality and Backlog

	The Company's business is somewhat seasonal. The Company's sales tend to be stronger from January through June each year which is attributable largely to orders placed in the fourth quarter in anticipation of warmer summer months when most asphalt paving is done.

	As of December 31, 1994, the Company had a backlog for delivery of products at certain dates in the future of approximately $50,500,000. At December 31, 1993 the total backlog was approximately $33,100,000. The Company's backlog is subject to some seasonality as noted above.

	The Company's contracts reflected in the backlog are not, by their terms, subject to termination.
Management believes that the Company is in substantial compliance with all manufacturing and delivery timetables relating to its products.


Competition

	The Company faces strong competition in price, service and product performance in each product category. While the Company does not compete with any one manufacturer in all of its product lines, it competes as to certain products with both large publicly held companies with resources significantly greater than the Company and various smaller manufacturers. Hot mix asphalt plant competitors include CMI Corporation; Cedarapids, Inc., a division of Raytheon Company; and Gencor Industries,
Inc.
Paving equipment competitors include Caterpillar Paving
Products Inc. (including the Company's former Barber-Greene product line), a subsidiary of Caterpillar Inc.; Blaw-Knox Construction Equipment Company, a subsidiary of Clark
Equipment Co.; Ingersoll-Rand Company; and Cedarapids, Inc.

	The market for the Company's heat transfer equipment is diverse because of the multiple applications for such equipment. Its principal competitor is Gencor/Hyway Heat Systems. The Company's milling machine equipment competitors include Ingersoll-Rand Company; CMI Corporation; Cedarapids, Inc.; Caterpillar; and Wirtgen America, Inc. Aggregates processing equipment competitors include the Pioneer Division of Portec, Inc.; Nordberg, Inc.; Eagle Iron Works; Boliden Allis, a member of the Trelleborg Group; Cedarapids, Inc.; and other smaller manufacturers, both domestic and foreign. Competition for sales of trenching and excavating equipment includes Ditch Witch; J.I. Case; Vermeer and other smaller manufacturers in the small utility trencher market.

	As a whole, imports do not constitute significant competition in the United States; however, in international sales, the Company generally competes with foreign manufacturers which may have a local presence in the market the Company is attempting to penetrate.

	Asphalt and concrete are generally considered competitive products as a surface choice for new roads and highways. A portion of the interstate highway system is paved in concrete, but a majority of all surfaced roads in the United States are paved with asphalt. Although concrete is used for some new road surfaces, asphalt is used for virtually all resurfacing, even the resurfacing of most concrete roads. Management does not believe that concrete, as a competitive surface choice, materially impacts the Company's business prospects.


Regulation

	The Company does not operate within a highly regulated industry. However, air pollution equipment manufactured by the Company principally for hot mix asphalt plants must comply with certain performance standards promulgated by the federal Environmental Protection Agency under the Clean Air Act applicable to "new sources" or new plants. Management believes that the Company's products meet all material requirements of such regulations and of applicable state pollution standards and environmental protection laws.

	In addition, due to the size and weight of certain equipment, the Company and its customers sometimes confront conflicting state regulations on maximum weights transportable on highways and roads. This problem occurs most frequently in the movement of portable asphalt mixing plants. Also, some states have regulations governing the operation of asphalt mixing plants and most states have regulations relating to the accuracy of weights and measures which affect some of the control systems manufactured by the Company.


Employees

	At December 31, 1994, the Company and its subsidiaries employed 1,531 persons, of which 1,045 were engaged in manufacturing operations, 176 in engineering and design functions and 310 in selling, administrative and management functions. Telsmith has a labor agreement expiring October 14, 1995. None of the Company's other employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.


Item 2.  Properties

	The location, approximate square footage, acreage occupied and principal function of the properties owned or leased by the Company are set forth below:


		                             Approximate  	Approximate
	Location                   	Square Footage  	 Acreage       Principal Function

Chattanooga, Tennessee           265,000        26.0         Corporate and Division Offices,
                                                             manufacturing - Astec division

Chattanooga, Tennessee                          63.0         Storage yard - Astec division

Chattanooga, Tennessee            66,200         5.0         Offices, manufacturing - Heatec

Chattanooga, Tennessee           125,000        13.6         Offices, manufacturing -
                                                             Roadtec

Milwaukee, Wisconsin             120,000         6.1         Former Offices, manufacturing
                                                             - Telsmith (property for sale)

Mequon, Wisconsin                203,000        30.0         Offices, manufacturing -
                                                             Telsmith

North Aurora, Illinois            16,700          3.5        Roadtec (sales and service
                                                             office)

San Francisco, California          5,000          1.0        Leased sales and service office
                                                             and warehouse - Telsmith

St. Charles, Illinois                300                     Leased international sales office
                                                             - Telsmith

Chino, California                  4,762          1.0        Leased parts warehouse - Astec

Rossville, Georgia                40,500          2.6        Manufacturing and sales office
                                                             facility - Astec division

Grapevine, Texas                 140,000        51.67        Offices, manufacturing -
                                                             Trencor

Grand Prairie, Texas              83,000          6.1        Former Offices, manufacturing
                                                             - Trencor, Inc.(property for sale)

Sharon, Massachusetts              4,000          1.0        Leased sales and service office -
                                                             Telsmith

Odessa, Texas                      4,072          0.8        Sales office and parts warehouse
                                                             - Trencor, Inc.

Inman, South Carolina             13,600          8.0        Property for sale (office and
                                                             warehouse of former Soil
                                                             Purification of Carolina, Inc.)

Houston, Texas                      120                      Leased sales office - Heatec

Germany, Hasselroth              13,000           7.0        Leased offices, warehouse and limited
                                                             manufacturing - Gibat Ohl

Germany, Hasselroth              11,000           7.0        Leased offices and warehouse -
                                                             Wibau-Astec


	In an effort to improve efficiency and consolidate manufacturing space, the Company consolidated all of Telsmith's manufacturing operations in an expanded Mequon facility. The expansion began in late 1993 and was completed in 1994. On February 18, 1994, Trencor, Inc. acquired facilities in Grapevine, Texas and has relocated its manufacturing and office operations to this location. Except as set forth above, management believes that each of the Company's facilities provide office or manufacturing space suitable for its current needs and considers the terms under which it leases facilities to be reasonable. Astec, Inc. is in the process of expanding its offices and manufacturing facilities. In 1995 its manufacturing space will increase by approximately 14,000 square feet.
Existing facilities will undergo some remodeling also.


Item 3. Legal Proceedings

	During 1994, and in previous years, the Company and its former Barber-Greene subsidiary (now Telsmith, Inc.) were defendants in two patent infringement actions brought by Robert
L. Mendenhall and CMI Corporation ("CMI"), a competitor, seeking monetary damages and an injunction to cease the alleged infringement.

	In 1990, CMI was awarded damages of $4,457,000 and prejudgment interest of $2,838,000 or a total of $7,295,000 from Barber-Greene. During 1991, in a separate trial, CMI was awarded damages of $8,463,000, prejudgment interest of $5,309,000 and attorney's fees of $737,000 for a total of $14,509,000 from Astec; and Astec was awarded damages of $667,000 plus $391,000 of prejudgment interest or a total of $1,058,000 from CMI. The total damages and expenses awarded to CMI were $20,746,000, net of the $1,058,000 awarded to Astec. Both Astec and CMI appealed the judgments. In connection with its appeals, the Company was directed by the courts to pledge substantially all of its real property and to deposit funds in an escrow account to secure the judgments against the Company pending the outcome of appeals.

	On June 9, 1994, the Company announced that the United States Court of Appeals for the Federal Circuit had reversed the lower court decision and did not remand to the lower court for further proceedings the judgments previously entered against Astec and its former Barber-Greene subsidiary in the Robert L. Mendenhall and CMI patent litigation. Those judgments had totaled approximately $22 million. The Federal Circuit Court ruled in favor of Astec because the allegedly infringing patents had been held invalid in a separate third party case. CMI asked the Federal Circuit to reconsider its decision and to have all of the Federal Circuit judges rehear the appeal. The Company responded to this request. On September 20, 1994, the Company announced that the United States Court of Appeals for the Federal Circuit denied the request from Mendenhall and CMI to reconsider its earlier reversal. With the issuance of this ruling, The Federal Circuit's review of this ongoing patent litigation ended.

	On October 11, 1994, CMI Corporation and Robert L. Mendenhall filed a Petition of Writ Certiorari asking the U.S. Supreme Court to review the decision of the Federal Circuit
Court of Appeals. The Company filed a response opposing the Petition and on November 28, 1994, the Supreme Court issued an Order denying the Petition thus bringing the patent litigation to an end.

	As a result of the Supreme Court's refusal to grant certiorari, the Company received approximately $12.9 million which was being held in escrow pending the Company's appeal of the two judgments. In addition, on December 16, 1994, the Company received approximately $1.3 million from CMI in satisfaction of the judgment entered in favor of the Company on its counterclaim against CMI. The receipt of these funds effectively concluded the litigation between the Company and CMI and Robert L. Mendenhall which had been pending for a number of years. As a result, the Company has reversed its accrued liability for patent damages. The reversal of $13,870,000 in accrued patent damages and the receipt of $1,309,000 in patent damages from CMI total $15,179,000 and are shown net of accruals and related legal expenses in the Consolidated Statements of Income as Patent Suit Damages and Expenses (Net Recoveries and Accrual Adjustments).

	In an unrelated case, the Company's Telsmith subsidiary is a defendant in a patent infringement action brought by Nordberg, Inc., a manufacturer of a competing line of rock crushing equipment, seeking monetary damages and an injunction to cease an alleged infringement of a patent on certain components used in the production of its rock crushing equipment. This case, being heard before the U.S. District Court for the Eastern District of Wisconsin, has been bifurcated into liability and damages phases. The liability phase was tried on January 11, 1993; however, no decision had been rendered by the Court. Because of the uncertainties inherent in the litigation process, the Company is unable to predict the ultimate outcome of this litigation.

	On October 28, 1993, the Company was also named as a defendant in a patent infringement action brought by Gencor, Inc., a manufacturer of a competing line of asphalt plants, seeking monetary damages and an injunction to cease an alleged infringement of a patent on certain components used in the production of its asphalt plant product line. This case was filed in the U.S. District Court for the Middle District of Florida, Orlando Division, and is currently in the discovery phase. Management believes this case to be without merit and intends to vigorously defend this suit; however, due to the uncertainties inherent in the litigation process, the Company is unable to predict the ultimate outcome of this litigation.

	Management has reviewed all claims and lawsuits and, upon the advice of counsel, has made provision for any estimable losses; however, the Company is unable to predict the ultimate outcome of the outstanding claims and lawsuits.


Item 4. Submission of Matters to a Vote of Security Holders

	None.


Executive Officers of the Registrant

	The name, title, ages and business experience of the executive officers of the Company are listed below.

	J. Don Brock has been President and a director of Astec since its incorporation in 1972 and assumed the additional position of Chairman of the Board in 1975. He was the Treasurer of the Company from 1972 until 1994. From 1969 to 1972, Dr. Brock was President of the Asphalt Division of CMI Corporation. Dr. Brock earned his Ph.D. degree in mechanical engineering from the Georgia Institute of Technology. Dr. Brock and Thomas R. Campbell, President of Roadtec, are first cousins. Dr. Brock is 56.

	Albert E. Guth has been Chief Financial Officer of the Company since 1987, Senior Vice President since 1984, Secretary of the Company since 1972 and Treasurer since 1994. Mr. Guth, who has been a director since 1972, was the Vice President of the Company from 1972 until 1984. From 1969 to 1972, Mr. Guth was the Controller of the Asphalt Division of CMI Corporation. He is 55.

	F. McKamy Hall, a Certified Public Accountant, has served as Controller of the Company since May 1987. From
1985 to 1987, Mr. Hall was Vice President-Finance of Quadel
Management Corporation, a company engaged in real estate management. He is 52.

	Thomas R. Campbell has served as President of Roadtec,
Inc. since 1988.  From 1981 to 1988 he served as Operations
Manager of Roadtec. Mr. Campbell and J. Don Brock, President of the Company, are first cousins. Mr. Campbell is 45.

	W. Norman Smith has served as the President of Astec, Inc. since December 1, 1994. He formerly served as President of Heatec, Inc. from 1977 to 1994. From 1972 to 1977, Mr. Smith was a Regional Sales Manager with the Company. From 1969 to 1972, Mr. Smith was an engineer with the Asphalt Division of CMI Corporation. Mr. Smith has also served as a director of the Company since 1972. He is 55.

	Jerry F. Gilbert has served as President of Trencor, Inc.
since 1981. From 1973 to 1980, Mr. Gilbert was self-employed in the real estate investment and insurance field. Mr.
Gilbert has also served as a director of the Company since May, 1991. He is 49.

	Robert G. Stafford has served as President of Telsmith, Inc., formerly the Barber-Greene Company, since April 1991. Between January 1987 and January 1991, Mr. Stafford served as President of Telsmith, Inc., a subsidiary of Barber-Greene. From 1984 until the Company's acquisition of Barber-Greene in December 1986, Mr. Stafford was Vice President - Operations of Barber-Greene and General Manager of Telsmith. From 1979 to 1984 he served as Director-Engineering and Operations for Telsmith. He became a director of the Company in March 1988. He is 56.

	James G. May has served as President of Heatec, Inc.
since  December 1, 1994.  From 1983 until 1994 he served as Vice
President of Engineering of Astec, Inc.  He is 50.


PART II

Item 5. Market for Registrant's Common Equity and Related
Shareholder Matters

	The Company's Common Stock is traded in the National Association of Securities Dealers Automated Quotation System (NASDAQ) National Market System under the symbol "ASTE".
The Company has never paid any dividends on its Common Stock.

	The high and low sales prices of the Company's Common Stock as reported on the NASDAQ National Market System for each quarter during the last two fiscal years, which have been restated to retroactively reflect the two-for-one stock split effected in the form of a dividend on August 12, 1993, were as follows:

                                          Price Per Share
1994                                      High         Low

1st Quarter                               20 1/8      13 1/2
2nd Quarter                               17 5/8      13
3rd Quarter                               15          12 1/2
4th Quarter                               15 7/8      11 5/8


                                          Price Per Share
1993                                      High          Low
1st Quarter                               13           8 1/2
2nd Quarter                               14           9 7/8
3rd Quarter                               14 7/8      11 3/8
4th Quarter                               15 3/4      11



	The number of holders of record of the Company's
Common Stock as of March 10,1995, was 821.


Item 6. Selected Financial Data

	Selected financial data appear on page A-1 of this Report.


Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations

	Management's discussion and analysis of financial condition and results of operations appears on pages A-2 to A-4 of this
 Report.


Item 8. Financial Statements and Supplementary Data

	Financial statements and supplementary financial information appear on pages A-5 to A-22 of this Report.


Item 9. Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure

	None required to be reported in this item.


PART III

Item 10. Directors and Executive Officers of the Registrant

	Information regarding the Company's directors included under the caption "Election of Directors - Certain Information Concerning Nominees and Directors" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 27, 1995 is incorporated herein by reference. Required information regarding the Company's executive officers is contained in Part I of this Report under the heading "Executive Officers of the Registrant". Information regarding compliance with Section 16(a) of the Exchange Act is included under "Election of Directors - Section 16(a) Filing Requirements" in the Company's definitive Proxy Statement which is incorporated herein by reference.


Item 11. Executive Compensation

	Information included under the caption, "Election of Directors - Executive Compensation" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 27, 1995 is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management

	Information included under the captions "Election of Directors - Certain Information Concerning Nominees and Directors", "Election of Directors - Common Stock Ownership of Management" and "Election of Directors - Common Stock
Ownership of Certain Beneficial Owners" in the Company's definitive Proxy
Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 27, 1995 is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

	In September 1991, the Company's Chairman, its Senior
Vice President, and the President of its Telsmith, Inc. subsidiary formed a general partnership which acquired 25% of the common stock of American Rock Products, Inc., an Ohio corporation engaged in the business of supplying crushed rock to concrete and asphalt producers in the southeastern Oklahoma area ("Amrock"). These individuals own interests in the partnership of 50%, 25% and 25%, respectively. In December
1992, the rock crushing business of Amrock was sold to a competitor, exclusive of two used rock crushing machines and certain other miscellaneous inventory and equipment.

	In March 1994, Amrock sold two of these used rock crushing machines to Telsmith for $50,000 and $70,000, respectively. The purchase price for each of these machines was determined by the President of Telsmith based on his opinion of their fair market value at the time of purchase. Telsmith intends to market both rock crushing machines to its customers for sale in the ordinary course of business.


PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

	(a)(1) The following financial statements and other information appear in Appendix "A" to this Report and are filed as a part hereof:

		Selected Consolidated Financial Data.

		Management's Discussion and Analysis of
  Financial Condition and Results of Operations.

		Report of Independent Auditors.

		Consolidated Balance Sheets at December 31,
  1994 and 1993.

 	Consolidated Statements of Income for the Years
  Ended December 31, 1994, 1993 and 1992.

 	Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1994, 1993 and 1992.

 	Consolidated Statements of Cash Flows for the
  Years Ended December 31, 1994, 1993 and
  1992.

		Notes to Consolidated Financial Statements.

	 (a)(2) Other than as described below, Financial Statement Schedules are not filed with this Report because the Schedules are either inapplicable or the required information is presented in the Financial Statements or Notes thereto. The following Schedules appear in Appendix "A" to this Report and are filed as a part hereof:

 	Report of Independent Auditors.

		Schedule VIII - Valuation and Qualifying Accounts.

	 (a)(3) The following Exhibits* are incorporated by reference into or are filed with this Report:

	 2.1	Share Purchase and Transfer  Agreement, dated October 13,
1994, between the Company and Wibau-Astec Maschinenfabrik
GmbH (incorporated by reference to the Form 8-K effective
November 7, 1994, File No. 0-14714).

	2.2	Share Purchase and Transfer Agreement by and between the
Company and Gibat Ohl Ingenieurgesellschaft fur Anlagentechnik mbH, dated as of October 5, 1994.

	3.1	Restated Charter of the Company (incorporated by reference to the
Company's Registration Statement on Form S-1, effective June 18,
1986, File No. 33-5348).

	3.2	Articles of Amendment to the Restated Charter of the Company,
effective September 12, 1988 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, File No. 0-14714).

[FN]
The Exhibits are numbered in accordance with Item 601 of Regulation S-K. Inapplicable Exhibits are not included in the list.



	3.3	Articles of Amendment to the Restated Charter of the Company,
effective June 8, 1989 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 0-14714).

	3.4	Amended and Restated Bylaws of the Company, adopted March 14, 1990
(incorporated by reference to the Company's Annual Report on Form
10-K for the year ended December 31, 1989, File No. 0-14714).

	4.1	Trust Indenture between City of Mequon and Firstar Trust
Company, as Trustee, dated as of February 1, 1994 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-14714).

	4.2	Indenture of Trust, dated April 1, 1994, by and between Grapevine
Industrial Development Corporation and Bank One, Texas,  NA, as Trustee.

	10.1	Agreement, dated December 24, 1976, between the Company and
Jemco International, Inc. (incorporated by reference to the Company's Registration Statement on Form S-1, effective June 18,
1986, File No. 33-5348).

	10.2	Supplemental Agreement, dated   December 30, 1982, between the
Company and Jemco International, Inc. (incorporated by reference to
Company's Registration Statement on Form S-1, effective June 18,
1986, File No. 33-5348).

	10.3	Restated License and Trademark  Agreement, dated March 25, 1988, between the Company and Barber-Greene Europa B.V. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, File No. 0-14714).

	10.4	License and Trademark Agreement, dated May 5, 1988, between the
Company and BM Group PLC incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December
31, 1989, File No. 0-14714).

	10.5	1986 Stock Option Plan of the Company (incorporated by
reference to the Company's Registration Statement on Form S-
1, effective June 18, 1986, File No. 33-5348).

	10.6	Loan Agreement,  dated July 1, 1980, between the Company and the Industrial Development Board of the City of Chattanooga
(incorporated by reference to the Company's Registration Statement on Form S-1, effective June 18, 1986, File No. 33-5348).

	10.7	Trust Indenture, dated July 1,  1980, between the Industrial
Development Board of the City of Chattanooga and Pioneer Bank
(incorporated by reference to Company's Registration Statement on Form S-1, effective June 18, 1986, File No. 33-5348).

	10.8	Warrant Agreement, dated as of December 29, 1986, between the
Company and The Citizens and Southern National Bank, as
Warrant Agent (incorporated by reference to the Company's
Registration Statement on Form S-4, effective November 26, 1986,
File No. 33-10403).

	10.9	Credit Agreement, dated as of September 17, 1987, between the
Company and The First National Bank of Chicago (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, File No. 0-14714).

	10.10		Amendment No. One, dated January 4, 1988, to Credit Agreement, dated as of September 17, 1987, between the Company and The First
National Bank of Chicago (incorporated by reference to the
Company's Annual Report on Form 10-K for the year ended December
31, 1987, File No. 0-14714).

	10.11	Amendment No. Two, dated March 17, 1988, to Credit Agreement, dated as of September 17, 1987, between the Company and The First
National Bank of Chicago (incorporated by reference to the
Company's Annual Report on Form   10-K for the year ended December
31, 1987, File No. 0-14714).

	10.12	Amendment, dated August 17, 1988, to Credit Agreement, dated as of September 17, 1987, between the Company and The First
National Bank of Chicago (incorporated by reference to the
Company's Annual Report on Form   10-K for the year ended December
31, 1988,  File No. 0-14714).

	10.13	Second Amendment, dated October 21, 1988, to Credit Agreement,
dated as of September 17, 1987,   between the Company and The First
National Bank of Chicago (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December
31, 1988,  File No. 0-14714).

	10.14	Amendment, dated as of January   19, 1989, to Credit Agreement,
dated as of September 17, 1987,   between the Company and The First
National Bank of Chicago   (incorporated by reference to the
Company's Annual Report on Form   10-K for the year ended December
31, 1988, File No. 0-14714).

	10.15	Consent, Waiver and Release, dated  as of January 31, 1989, to Credit
Agreement, dated as of September   17, 1987, between the Company
and The First National Bank of   Chicago (incorporated by reference
to the Company's Annual Report on Form 10-K for the year ended
December 31, 1988, File   No. 0-14714).

	10.16	Waiver, dated March 8, 1989, to Credit Agreement, dated as of
September 17, 1987, between the Company and The First National
Bank of Chicago (incorporated by reference to the Company's Annual
Report on Form 10-K for the year ended December 31, 1988, File No.
0-14714).

	10.17	Senior Note Agreement, dated as of January 31, 1989, between the
Company and Principal Mutual Life Insurance Company (incorporated
by reference to the Company's   Annual Report on Form 10-K for
the year ended December 31, 1988, File No. 0-14714).

	10.18	Subordinated Note Agreement, dated
as of January 31, 1989, between
the Company and Principal Mutual
Life Insurance Company
(incorporated by reference to the
Company's Annual Report on Form
10-K for the year ended December
31, 1988, File No. 0-14714).

	10.19	Amended and Restated Credit
Agreement, dated as of April 27,
1989, between the Company and
The First National Bank of Chicago
(incorporated by reference to the
Company's Annual Report on Form
10-K for the year ended December
31, 1989, File No. 0-14714).

	10.20	Amendment, dated as of March 26,
1990, to the Amended and Restated
Credit Agreement, dated as of  April
27, 1989, between the Company
and The First National Bank of
Chicago (incorporated by reference
to the Company's Annual Report on
Form 10-K for the year ended
December 31, 1989, File No. 0-14714).

	10.21	Consent, Waiver and Release, dated
as of November 1, 1989, to
Amended and Restated Credit
Agreement, dated as of April 27,
1989, between the Company and
The First National Bank of Chicago
(incorporated by reference to the
Company's Annual Report on Form
10-K for the year ended December
31, 1989, File No. 0-14714).

	10.22	Consent, Waiver and Release, dated
as of November 10, 1989, to
Senior and Subordinated Note
Agreements dated as of January 31,
1989, between the Company and
Principal Mutual Life Insurance
Company (incorporated by
reference to the Company's Annual
Report on Form 10-K for the year
ended December 31, 1989, File No. 0-14714).

	10.23	Consent, Waiver and Release, dated
as of March 14, 1990, to Credit
Agreement, dated as of September
17, 1987, between the Company
and The First National Bank of
Chicago (incorporated by reference
to the Company's Annual Report on
Form 10-K for the year ended
December 31, 1989, File No. 0-14714).

	10.24	Lease Agreement, dated as of July
1, 1974, between Barber-Greene
Company and the City of Mequon,
Wisconsin (incorporated by
reference to the Company's Annual
Report on Form 10-K for the year
ended December 31, 1988, File No. 0-14714).

	10.25	Lease Agreement, dated November
10, 1986, between Barber-Greene
Company and Stephen P. and Sandra
S. Davenport (incorporated by
reference to the Company's Annual
Report on Form 10-K for the year ended
December 31, 1988, File No. 0-14714).

	10.26	Lease Agreement, dated as of March 31, 1988, between Telsmith, Inc.
and AEW #79 Trust  (incorporated by reference to the Company's
Annual Report on Form 10-K for the year ended December 31,
1988, File No. 0-14714).

	10.27	Lease Agreement, dated June 20,
1988, between Barber-Greene
Company and 8000 Cypress
Parkway Corporation
(incorporated by reference to the
Company's Annual Report on Form
10-K for the year ended December
31, 1988, File No. 0-14714).

	10.28	Lease Agreement, dated February 1, 1989, between Barber-Greene
Company and Lee Steinberg
(incorporated by reference to the
Company's Annual Report on Form
10-K for the year ended December 31, 1988, File No. 0-14714).

	10.29	Lease Agreement, dated as of August
28, 1989, between Telsmith, Inc.,
and Pine Hill Developers
(incorporated by reference to the
Company's Annual Report on Form
10-K for the year ended December 31, 1989, File No. 0-14714).

	10.30	Lease Agreement, dated as of March
24, 1989, between the Company
and Robert D. Ingersoll
(incorporated by reference to the
Company's Annual Report on Form
10-K for the year ended December
31, 1989, File No.  0-14714).

	10.31	Assignment, dated as of February
5, 1990, of lease dated November
10, 1986, between Barber-Greene
Company and Castro and Davenport
(incorporated by reference to the
Company's Annual Report on Form
10-K for the year ended December
31, 1989, File No. 0-14714).

	10.32	Sublease, dated as of December 29,
1989, of lease dated February 1,
1989, between Barber-Greene
Company and  Lee Steinberg
(incorporated by reference to the
Company's Annual Report on Form
10-K for the year ended December
31, 1989, File No. 0-14714).

	10.33	Waiver and Agreement, dated
March 30, 1990, with respect to
Senior and Subordinated Note
Agreements, dated as of January
31, 1989, between the Company
and Principal Mutual Life
Insurance Company (incorporated
by reference to the Company's
Annual Report on Form 10-K for
the year ended December 31, 1990, File No. 0-14714).

	10.34	Waiver, dated August 24, 1990,
with respect to Senior Note
Agreement, dated as of January 31,
1989, between the Company and
Principal Mutual Life Insurance
Company (incorporated by
reference to the Company's Annual
Report on Form 10-K for the year
ended December 31, 1990,
File No. 0-14714).

	10.35	Waiver, dated December 18,
1990, with respect to Senior and
Subordinated Note Agreements,
dated as of January 31, 1989,
between the Company and Principal
Mutual Life Insurance Company
(incorporated by reference to the
Company's Annual Report on Form
10-K for the year ended December
31, 1990, File No. 0-14714).

	10.36	Waivers, dated October 18, 1990,
with respect to Amended and
Restated Credit Agreement, dated as
of April 27, 1989, between the
Company and the First National
Bank of Chicago (incorporated by
reference to the Company's Annual
Report on Form 10-K for the year
ended December 31, 1990,
File No. 0-14714).

	10.37	Waivers, dated December 20,
1990, with respect to Credit
Agreement, dated as of April 27,
1989, between the Company and
the First National Bank of Chicago
(incorporated by reference to the
Company's Annual Report on Form
10-K for the year ended December
31, 1990, File No. 0-14714).

	10.38	Lease Agreement, dated as of March
1, 1991 between Astec Industries,
Inc. and Carl M. Krueger (dba
Krueger Instruments),
(incorporated by reference to the
Company's Annual Report on Form
10-K for the year ended December
31, 1990, File No. 0-14714).

	10.39	Asset Purchase Agreement by and
between Caterpillar Paving
Products Inc., Barber-Greene
Company, and Astec Industries,
Inc., dated December 17, 1990
(incorporated by reference to the
Company's Annual Report on Form
10-K for the year ended December
31, 1990, File No. 0-14714).

	10.40	Waiver, dated April 11, 1991,
with respect to Amended and
Restated Credit  Agreement, dated
as of April 27, 1989, between the
Company and the First National
Bank of Chicago (incorporated by
reference to the Company's Annual
Report on Form 10-K for the year
ended December 31, 1990,
File No. 0-14714).

	10.41	Waiver, dated April 11, 1991,
with respect to Senior and
Subordinated Note Agreements,
dated as of January 31, 1989,
between the Company and Principal
Mutual Life Insurance Company
(incorporated by reference to the
Company's Annual Report on Form
10-K for the year ended December
31, 1990, File No. 0-14714).

	10.42	Consent and Waiver, dated April
17, 1991, with respect to the
Amended and Restated Credit
Agreement, dated as of April 27,
1989, between the Company and
The First National Bank of Chicago
(incorporated by reference to the
Company's Annual Report on Form
10-K for the year ended December
31, 1991, File No. 0-14714).

	10.43	Consent and Waiver, dated April
17, 1991, with respect to the
Senior and Subordinated Note
Agreements, dated as of January
31, 1989, between the Company
and Principal Mutual Life
Insurance Company (incorporated
by reference to the Company's
Annual Report on Form 10-K for
the year ended December 31, 1991, File No. 0-14714).

	10.44	Consent of Barber-Greene Company
(now Telsmith, Inc.), Heatec, Inc.,
Roadtec, Inc., and Trencor Jetco,
Inc., dated April 17, 1991, with
respect to the (i) Amended and
Restated Credit Agreement, dated as
of April 27, 1989, between the
Company and The First National
Bank of Chicago, and (ii) Senior
and Subordinated Note Agreements,
dated as of January 31, 1989,
between the Company and Principal
Mutual Life Insurance Company
(incorporated by reference to the
Company's Annual Report on Form
10-K for the year ended December
31, 1991, File No. 0-14714).

	10.45	Collateral Trust Indenture, dated as
of March 1, 1991, between the
Company, The First National Bank
of Chicago, Principal Mutual Life
Insurance Company and Citizens
and Southern Trust Company
(Georgia), N.A. (incorporated by
reference to the Company's Annual
Report on Form 10-K for the year
ended December 31, 1991, File No.
0-14714).

	10.46	Consent, Waiver and Release of
Security Interest by The First
National Bank of Chicago ("First
Chicago"), Principal Mutual Life
Insurance Company ("PMLIC") and
Citizens and Southern Trust
Company (Georgia), N.A. ("C&S"),
dated April 17, 1991, with respect
to the (i) Amended and Restated
Credit Agreement, dated as of April
27, 1989, between the Company
and First Chicago, (ii) Senior and
Subordinated Note Agreements,
dated as of January 31, 1989,
between the Company and PMLIC,
(iii) Collateral Trust Indenture,
dated as of March 1, 1991,
between the Company, First
Chicago, PLMIC, and C&S, and (iv)
certain collateral documents
related thereto (incorporated by
reference to the Company's Annual
Report on Form 10-K for the year
ended December 31, 1991, File No.
0-14714).

	10.47	Release of Security Interest by the
Citizens and Southern Trust
Company (Georgia), N.A., The First
National Bank of Chicago ("First
Chicago") and Principal Mutual
Life Insurance Company
("PMLIC"), dated April 17, 1991,
with respect to certain
trademarks, trademark
registrations, trademark
applications and trademark
licenses pledged as collateral under
the Pledge and Security Agreement,
dated as of March 26, 1990
between the Barber-Greene
Company, Ameacon, Inc., Heatec,
Inc., Roadtec, Inc., Trencor Jetco,
Inc., Barber-Greene Overseas, Inc.
and Telsmith, Inc., and First
Chicago acting in its capacity as
collateral agent for itself and
PMLIC (incorporated by reference
to the Company's Annual Report on
Form 10-K for the year ended
December 31, 1991, File No. 0-14714).

	10.48	Release of Security Interest by the
Citizens and Southern Trust
Company (Georgia), N.A., The First
National Bank of Chicago ("First
Chicago") and Principal Mutual
Life Insurance Company
("PMLIC"), dated April 17, 1991,
with respect to certain patents,
patent applications and patent
licenses pledged as collateral under
the Pledge and Security Agreement,
dated as of March 26, 1990
between the Barber-Greene
Company, Ameacon, Inc., Heatec,
Inc., Roadtec, Inc., Trencor Jetco,
Inc., Barber-Greene Overseas, Inc.
and Telsmith, Inc., and First
Chicago acting in its capacity as
collateral agent for itself and
PMLIC (incorporated by reference
to the Company's Annual Report on
Form 10-K for the year ended
December 31, 1991, File No. 0-14714).

	10.49	Bank response to requests for
waivers for quarter ended
6/30/91 (incorporated by
reference to the Company's Annual
Report on Form 10-K for the year
ended December 31, 1991, File No. 0-14714).

	10.50	Waiver, dated March 23, 1992,
with respect to the Amended and
Restated Credit Agreement, dated as
of April 27, 1989, between the
Company and The First National
Bank of Chicago (incorporated by
reference to the Company's Annual
Report on Form 10-K for the year
ended December 31, 1991,
File No. 0-14714).

	10.51	Fourth Amendment, dated March
23, 1992 between the Company
and The First National Bank of
Chicago, with respect to the
Amended and Restated Credit
Agreement, dated April 27, 1989
(incorporated by reference to the
Company's Annual Report on Form
10-K for the year ended December
31, 1991, File No. 0-14714).

	10.52	Waiver, dated March 23, 1992,
with respect to the Senior and
Subordinated Note Agreements,
dated as of January 31, 1989,
between the Company and Principal
Mutual Life Insurance Company
(incorporated by reference to the
Company's Annual Report on Form
10-K for the year ended December
31, 1991, File No. 0-14714).

	10.53	Third Amendment, dated March 23,
1992 between the Company and
Principal Mutual Life Insurance
Company, with respect to the
Senior Note Agreement dated
January 31, 1989 (incorporated
by reference to the Company's
Annual Report on Form 10-K for
the year ended December 31, 1991, File No. 0-14714).


	10.54	Third Amendment, dated March 23,
1992 between the Company and
Principal Mutual Life Insurance
Company, with respect to the
Subordinated Note Agreement dated
January 31, 1989 (incorporated
by reference to the Company's
Annual Report on Form 10-K for
the year ended December 31,
1991, File No. 0-14714).

	10.55	Consent and Waiver, dated April
29, 1992, with respect to the
Amended and Restated Credit
Agreement, dated as of April 27,
1989, between the Company and
The First National Bank of Chicago
(incorporated by reference to the
Company's Annual Report on Form
10-K for the year ended December
31, 1992, File No. 0-14714).

	10.56	Waiver, dated April 29, 1992,
with respect to the Senior and
Subordinated Note Agreements,
dated as of January 31, 1989,
between the Company and Principal
Mutual Life Insurance Company
(incorporated by reference to the
Company's Annual Report on Form
10-K for the year ended December
31, 1992, File No. 0-14714).

	10.57	License Agreement, dated July 2,
1992, between Telsmith, Inc. and
Gerlach Industries (incorporated
by reference to the Company's
Annual Report on Form 10-K for
the year ended December 31,
1992, File No. 0-14714).

	10.58	Deed of Trust from the Company to
Milligan-Reynolds Guaranty Title
Agency, Inc., Trustee, pledging
certain property located in
Hamilton County, Tennessee,
recorded August 24, 1992 in Book
4029, Page 417 in the Office of the
Register of Deeds of Hamilton
County, Tennessee (incorporated
by reference to the Company's
Annual Report on Form 10-K for
the year ended December 31,
1992, File No. 0-14714).

	10.59	Deed of Trust from Heatec, Inc. to
Milligan-Reynolds Guaranty Title
Agency, Inc., Trustee, pledging
certain property located in
Hamilton County, Tennessee,
recorded August 24, 1992 in Book
4029, Page 423 in the Office of the
Register of Deeds of Hamilton
County, Tennessee (incorporated
by reference to the Company's
Annual Report on Form 10-K for
the year ended December 31,
1992, File No. 0-14714).

	10.60	Deed of Trust from Roadtec, Inc. to
Milligan-Reynolds Guaranty Title
Agency, Inc., Trustee, pledging
certain property located in
Hamilton County, Tennessee,
recorded August 24, 1992 in Book
4029, Page 428 in the Office of the
Register of Deeds of Hamilton
County, Tennessee (incorporated
by reference to the Company's
Annual Report on Form 10-K for
the year ended December 31,
1992, File No. 0-14714).

	10.61	Deed to Secure Debt from the
Company to CMI Corporation
pledging certain property located
in Walker County, Georgia,
recorded August 25, 1992 in deed
Book 683, Page 506 in the Office
of the Superior Court Clerk of
Walker County, Georgia
(incorporated by reference to the
Company's Annual Report on Form
10-K for the year ended December
31, 1992, File No. 0-14714).

	10.62	Deed of Trust from Trencor Jetco,
Inc. to Craig Bishop, Trustee,
pledging certain property located
in Dallas County, Texas, recorded
August 25, 1992 in Book 92166,
Page 891 in the Office of the
County Clerk of Dallas County,
Texas (incorporated by reference
to the Company's Annual Report on
Form 10-K for the year ended
December 31, 1992, File No. 0-14714).

	10.63	Mortgage from Telsmith, Inc. to
CMI Corporation pledging certain
property located in Ozaukee
County, Wisconsin, recorded
August 25, 1992 in Volume 768,
Page 74 in the Office of the
Register of Deeds of Ozaukee
County, Wisconsin (incorporated
by reference to the Company's
Annual Report on Form 10-K for
the year ended December 31,
1992, File No. 0-14714).

	10.64	Mortgage from Telsmith, Inc. to
CMI Corporation pledging certain
property located in Milwaukee
County, Wisconsin, recorded
August 25, 1992 in Reel 2850,
image 427 in the Office of the
Register of Deeds of Milwaukee
County, Wisconsin (incorporated
by reference to the Company's
Annual Report on Form 10-K for
the year ended December 31,
1992, File No. 0-14714).

	10.65	Fifth Amendment, dated December
31, 1992 between the Company
and The First National Bank of
Chicago, with respect to the
Amended and Restated Credit
Agreement, dated April 27, 1989
(incorporated by reference to the
Company's Annual Report on Form
10-K for the year ended December
31, 1992, File No. 0-14714).

	10.66	Letter of Intent between the
Company and Putzmeister-Werk,
Maschinenfabrik GmbH dated
December 12, 1992 in connection
with the formation of
WIBAU/ASTEC GmbH (incorporated
by reference to the Company's
Annual Report on Form 10-K for
the year ended December 31,
1992, File No. 0-14714).

	10.67	First Amendment to Note Agreement
(for Senior Notes) dated April 1,
1991 between the Company and
Principal Mutual Life Insurance
Company (incorporated by
reference to the Company's
Registration Statement on Form S-
2, effective June 8, 1993, as
Exhibit 10.54, File No. 33-61952).

	10.68	First Amendment to Note Agreement
(for Subordinated Notes) dated
April 11, 1991 between the
Company and Principal Mutual Life
Insurance Company (incorporated
by reference to the Company's
Registration Statement on
Form S-2, effective June 8, 1993,
as Exhibit 10.55, File No. 33-61952).

	10.69	Fourth Amendment, dated March
31, 1993 between the Company
and Principal Mutual Life
Insurance Company, with respect
to the Amended and Restated Credit
Agreement dated January 31, 1989
(incorporated by reference to the
Company's Registration Statement
on Form S-2, effective June 8,
1993, as Exhibit 10.56, File No. 33-61952).

	10.70	Sixth Amendment, dated March 31,
1993 between the Company and the
First National Bank of Chicago,
with respect to the Amended and
Restated Credit Agreement, dated
April 27, 1989 (incorporated by
reference to the Company's
Registration Statement on Form S-2, effective June 8, 1993, as
Exhibit 10.57, File No. 33-61952).

	10.71	Consent of Telsmith, Inc.; Heatec,
Inc.; Roadtec, Inc.; and Trencor
Jetco, Inc.; dated March 31, 1993,
with respect to (i) the Fourth
Amendment to Note Agreement; (ii)
the Senior Guaranty; and (iii) the
Security Documents (incorporated
by reference to the Company's
Registration Statement on
Form S-2, effective June 8, 1993,
as Exhibit 10.58, File No. 33-61952).


	10.72	Joint Venture Agreement, dated
June 6, 1993, between the
Company and Putzmeister-Werk
Maschinenfabrik GmbH
(incorporated by reference to the
Company's Annual Report on Form
10-K for the year ended December
31, 1993, File No. 0-14714).

	10.73	Technology Contribution
Agreement, dated July 12, 1993,
between the Company and Wibau-
Astec Maschinenfabrik GmbH
(incorporated by reference to the
Company's Annual Report on Form
10-K for the year ended December
31, 1993, File No. 0-14714).

	10.74	Seventh Amendment, dated January
21, 1994 between the Company
and The First National Bank of
Chicago, with respect to the
Amended and Restated Credit
Agreement, dated April 27, 1989
(incorporated by reference to the
Company's Annual Report on Form
10-K for the year ended December
31, 1993, File No. 0-14714).

	10.75	Loan Agreement between City of
Mequon, Wisconsin and Telsmith,
Inc. dated as of February 1, 1994
(incorporated by reference to the
Company's Annual Report on Form
10-K for the year ended December
31, 1993, File No. 0-14714).

	10.76	Credit Agreement by and between
Telsmith, Inc. and M&I Marshall &
Ilsley Bank, dated as of February
1, 1994 (incorporated by
reference to the Company's Annual
Report on Form 10-K for the year
ended December 31, 1993, File No.
0-14714).

	10.77	Security Agreement by and between
Telsmith, Inc. and M&I Marshall &
Ilsley Bank, dated as of February
1, 1994 (incorporated by
reference to the Company's Annual
Report on Form 10-K for the year
ended December 31, 1993, File No.
0-14714).

	10.78	Mortgage and Security Agreement
and Fixture Financing Statement by
and between Telsmith, Inc. and M&I
Marshall & Ilsley Bank, dated as of
February 1, 1994 (incorporated
by reference to the Company's
Annual Report on Form 10-K for
the year ended December 31,
1993, File No. 0-14714).

	10.79	Guarantee of Astec Industries, Inc.
in favor of M&I Ilsley Bank, dated
as of February 1, 1994
(incorporated by reference to the
Company's Annual Report on Form
10-K for the year ended December
31, 1993, File No. 0-14714).

	10.80	Guarantee of Wibau-Astec Maschinenfabrik GmbH in favor of
Dresdner Bank Aktiengensellschaft,dated as of December 22, 1993.

	10.81	Letter of Guarantee of Wibau-Astec Maschinenfabrik GmbH in favor of
Berliner Hondels - und Frankfurter Bank, dated as of
December 22, 1993.

	10.82	Guarantee of Wibau-Astec Maschinenfabrik GmbH in favor of
Bayerische Vereinsbank, dated as of December 22, 1993.

	10.83	Loan Agreement dated as of April 1,1994, between Grapevine
Industrial Development  Corporation and Trencor, Inc.

	10.84	Letter of Credit Agreement, dated   April 1, 1994, between The First
National Bank of Chicago and   Trencor, Inc.

	10.85	Guaranty Agreement, dated April 1,   1994, between Astec Industries,
Inc. and Bank One, Texas, NA, as   Trustee.

	10.86	Astec Guaranty, dated April 29,   1994, of debit of Trencor, Inc. in
favor of The First National Bank of   Chicago.

	10.87	Credit Agreement, dated as of July   20, 1994, between the Company
and The First National Bank of   Chicago.

	10.88	Guarantee of Wibau-Astec   Maschinenfabrik GmbH in favor of
Bayerische Vereinsbank, dated as of January 16, 1995.

	10.89	Waiver for December 31, 1994,   dated February 24, 1995 with respect
 to the First National Bank of Chicago Credit Agreement dated  July 20, 1994.

	11.	Statement Regarding Computation of Per Share Earnings.

	22.	Subsidiaries of the Registrant.

	23.	Consent of Independent Auditors

	(b)	A report on Form 8-K was filed during the fourth
quarter of 1994 in connection with the 		Wibau-Astec
Maschinenfabrik GmbH acquisition.

	(c)	The Exhibits to this Report are listed under Item
14(a)(3) above.

	(d)	The Financial Statement Schedules to this Report
are listed under Item 14(a)(2) above.

                             APPENDIX "A"
                                 to
                       ANNUAL REPORT ON FORM 10-K

                 ITEMS 8 and 14(a)(1) and (2), (c) and (d)

                     INDEX TO FINANCIAL STATEMENTS AND
                       FINANCIAL STATEMENT SCHEDULES


                           ASTEC INDUSTRIES, INC.


Contents                                                      Page

Selected Consolidated Financial Data

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Report of Independent Auditors

Consolidated Balance Sheets at December 31, 1994 and 1993

Consolidated Statements of Income for the Years Ended December
31, 1994, 1993 and1992

Consolidated Statements of Shareholders' Equity for the Years
Ended December 31, 1994, 1993 and 1992

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1994, 1993 and 1992

Notes to Consolidated Financial Statements

Schedule VIII - Valuation and Qualifying Accounts

SELECTED CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS, EXCEPT AS NOTED*)

Consolidated Income Statement Data (1)

                               	1994      	1993   	    1992  	    1991  	    1990
Net sales                      	$213,806  	$172,801  	 $149,133  	$134,512  	$134,982
Selling, general, and
  administrative expenses        	31,142    	28,624     	23,969    	20,456    	21,946
Patent suit damages
			and expenses
   net recoveries
			and accrual adjustments     	 (14,947)      	375        	567      	3,868    	8,329
Research and development          	3,166     	2,923      	2,580      	2,503     1,918
Interest expense	                    713     	1,788      	3,241      	4,597    	6,310
Income  loss   from
		continuing operations	          23,436     	9,338      	6,014        	524    	(13,463)
Discontinued operations		      	  	                                   3,530   	 (2,771)
Net income  loss  	               23,436     	9,338       6,014      	4,054    	(16,234)
Income  loss   per common
		share from continuing
		operations* (2)                  	2.38      	1.07         	.82       	.07  	   (1.87)

Consolidated Balance Sheet Data

Working capital                	$ 53,000  	$ 40,767  	  $ 33,641  	$ 31,167  	  $ 49,776
Total assets                    	155,964   	102,967      	87,885    	90,989     	112,414
Total short-term debt             	8,573        	10       	3,103     	4,862       	8,836
Long-term debt, less current
			maturities                    	16,155  	              	22,660    	29,387      	50,305
Shareholders' equity             	90,373    	64,105      	27,631    	21,279      	17,208
Book value per common
			share at year-end* (2)          	9.04      	6.54        	3.78      	2.95        	2.39

Quarterly Financial Highlights (Unaudited)

                                  	First	    Second	        Third   	Fourth
                                	Quarter   	Quarter      	Quarter  	Quarter
1994
Net sales	                      $ 46,226	  $ 62,694     	$ 49,021 	$ 55,865
Gross profit                     	11,029	    14,013       	11,216   	11,839
Net income                        	2,876     	5,212	        3,131    12,217
Net income per
		common share* (2)                 	.29      	.53           	.32     	1.23

1993
Net sales 	                     $ 43,401	  $ 52,436     	$ 38,838 	$ 38,126
Gross profit                     	10,380    	11,878        	9,268   	10,369
Net income                        	1,578     	3,481        	2,116    	2,163
Net income per
		common share* (2)                 	.22       	.45          	.22      	.22

Common Stock Price* (2)
1994 High                        	20-1/8    	17-5/8           	15   	15-7/8
1994 Low	                         13-1/2        	13       	12-1/2   	11-5/8
1993 High                            	13	        14       	14-7/8   	15-3/4
1993 Low	                          8-1/2	     9-7/8       	11-3/8       	11


The Company's common stock is traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) National Market System under the symbol ASTE. Prices shown are the high and low bid prices as announced by NASDAQ. The Company has never paid any dividends on its common stock.

The number of shareholders is approximately 900.

[FN]
 1  	Restated to reflect paving equipment business of Barber-Greene as a discontinued operation.

2  	Restated to retroactively reflect the two-for-one stock split effected in the form of a dividend on August 12, 1993

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations, 1994 vs. 1993

Net sales for 1994 increased $41,005,000 or approximately 23.7% compared to 1993. Of this increase, $10,133,000 is attributable to the acquisition of Gibat Ohl and the remaining 50% of Wibau-Astec. Excluding these acquisitions, sales increased $30,872,000 or 17.9%. International sales by domestic subsidiaries were 24.3% in 1994 and 17.2% in 1993. The increase in sales reflects the strength of our economy, the attitude of our customers toward the economy, expectations for infrastructure contracts and the quality, performance and competitiveness of our products as a result of many years of investment in research and development.

The gross profit margin for 1994 was 22.5% compared to 24.2% for 1993. Domestic operations gross profit margin for 1994 was 23.0% compared to 24.2% for 1993. Foreign operations gross profit margin was 11.4%. The domestic gross profit margin was negatively effected in 1994 for several reasons:

1) Telsmith's consolidation of plant operations with many inefficiencies involved.

2) Trencor's relocation to facilities in Grapevine, Texas from Grand Prairie, Texas.

3) Inefficiencies related to the training of a significant number of new manufacturing employees at Trencor and training of replacements for retirees at Telsmith.

4)   Trencor's introduction of the Log Hog product line.

Offsetting these negative factors were improved margins at Heatec and increased manufacturing efficiencies at Roadtec, both of which positively affected the gross profit margin.

In 1994, selling, general, and administrative expenses decreased to 14.6% of net sales from 16.6% in 1993. The increase in sales is the primary reason for the percentage reduction.

Research and development expenses declined from 1.7% of net sales in 1993 to 1.5% in 1994, again, primarily due to the increase in sales.

In October 1994, the decision by the United States Supreme Court to deny certiorari in connection with the appeal filed by CMI Corporation "CMI" brought to a successful end the Company's long-standing patent litigation with CMI. The Supreme Court's actions effectively denied CMI's request to appeal a lower court ruling that found that Astec did not have any liability for infringement of CMI patents and left intact damages payable by CMI to Astec. As a result, previously established liabilities of $13,870,000, payable by the Company, were reversed and patent damages of $1,309,000 were received from CMI. These amounts are shown in Consolidated Statements of Income as net recoveries and accrual adjustments of patent damages. See Contingencies and Note 9 to the Consolidated Financial Statements.

Because our joint venture, Wibau-Astec, continued to be unprofitable, it became apparent that major changes were necessary and we began a plan of restructuring. Restructuring costs of $1,500,000 related to Wibau-Astec are discussed in Note 12 to Consolidated Financial Statements. The anticipated effect of the restructuring plan is reflected in the pro forma summary included in Note 2.

Interest expense for 1994 decreased to 0.3% of net sales from 1.0% in 1993. This is due to a decrease in overall interest expense combined with the increase in sales. Plant expansion and improvements were financed by industrial revenue bonds at favorable interest rates.

Other income decreased by approximately $371,000 or 15.9% in 1994. As noted in the 1993 Management Discussion and Analysis, one international licensee that was not renewed for 1994 produced $665,000 in license fees in 1993.

The equity in loss of joint venture of $3,177,000 reflects 50% of the losses from the joint venture for the ten months prior to the purchase of the remaining 50% interest in Wibau-Astec.

Income tax expense for 1994 was $2,300,000 or approximately 8.9% of pre-tax income. The primary reasons for the variance from the normal corporate tax rate are the utilization of net operating loss carryforwards and establishment of a deferred tax benefit relative to net deductible temporary differences which could be recovered against future taxes or taxes previously paid. See Note 8 to Consolidated Financial Statements.

In the first quarter of 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes". At December 31, 1994, there were net deferred tax assets of approximately $14,799,000, which are comprised of temporary differences, the tax benefit of net operating loss and credit carryforwards and foreign net operating loss carryforwards. Temporary differences relate primarily to inventory reserves, warranty reserves and bad debt reserves. At December 31, 1994, a valuation allowance of approximately $10,070,000 was recorded. This valuation allowance offsets the deferred tax assets relative to net operating loss and credit carryforwards as well as foreign net operating loss carryforwards. Both the net operating loss and credit carryforwards are SRLY carryforwards and can be used to offset only the income of a certain subsidiary of the Company. As a result, the Company determined that a valuation allowance was necessary for these items as well as the foreign net operating loss carryforward, the utilization of which is uncertain.

Due to the utilization of the majority of its credit carryforwards, the Company expects its tax rate for 1995 to approximate the normal corporate rate.

The backlog at December 31, 1994 was $50,465,000 compared to $33,100,000 at December 31, 1993, which represents a 52.4% increase. The increase is primarily due to the optimism of our customers about the strength of the economy and the performance and competitiveness of our products.


Results of Operations, 1993 vs. 1992

Net sales from continuing operations for 1993 increased $23,668,000, or approximately 15.9% compared to 1992. International sales declined from 21.9% of total company net sales in 1992 to 17.2% in 1993. Domestic sales increased by 22.9% in 1993 and 18% in 1992. The improved sales reflect the optimism of our customers with respect to both the continued improvement of the economy and the federal role in providing funding for the nation's surface transportation systems through 1997 with the passage of the Intermodal Surface Transportation Efficiency Act at the end of 1991.

The gross profit margin for 1993 was 24.2% compared to 22.9% for 1992. Pricing improved slightly in 1993, but the greatest impact on gross profit margins was the manufacturing efficiency achieved with improved volume.

In 1993, selling, general, and administrative expenses increased to 16.6% of net sales from 16.1% in 1992. Large increases were incurred for exhibition expense for the Conexpo show, legal expenses, international dealer commissions and profit sharing bonuses.

Research and development expenses as a percentage of sales remained constant at 1.7% of sales for both 1993 and 1992.

Patent suit damages and expenses decreased by $192,000 compared to 1992 and were 0.2% of 1993 net sales compared to .4% in 1992. The patent suit damages and expenses relate to the patent suits by CMI against Astec and its former Barber-Greene subsidiary and the countersuit by Astec against CMI. See "Contingencies" and Note 9 to the Consolidated Financial Statements.

Interest expense for 1993 decreased to 1.0% of net sales from 2.2% of net sales in 1992. This decrease was primarily the result of the Company's reduction of its debt by approximately $25,753,000 resulting primarily from funds generated by a secondary public stock offering of 1,195,000 shares of common stock, which raised approximately $27,000,000 for the Company. In connection with the prepayment of substantially all of its debt, the Company incurred approximately $545,000 in prepayment penalties and expenses.

Other income in 1993 increased by approximately $370,000 or 16.6% over 1992. The increase is primarily due to increased license fee income which more than offset a nonrecurring refund of unemployment taxes in 1992. Increases in service income and the forfeiture of two customer deposits also contributed to the increase. One international licensee was not renewed for 1994 that produced approximately $665,000 of license fee income in 1993.

The equity in loss of joint venture of $720,000 reflects 50% of the loss from the Wibau-Astec joint venture in 1993. This loss reflects the continued European recession in 1993.

Due to the existence of net operating loss carryforwards, income tax expense for 1993 consisted primarily of state income taxes, foreign income taxes and federal alternative minimum tax.

Liquidity and Capital Resources

Working capital increased to $53,000,000 at December 31, 1994 from $40,767,000 at December 31, 1993. The Company's debt to equity ratio was .27 to 1 at December 31, 1994 and .0001 to 1 at December 31, 1993. The increase in 1994 reflects the utilization of industrial revenue bonds to expand and modernize plant facilities as well as debt assumed in connection with acquisitions.

Total short-term borrowings, including current maturities of long-term debt, were $8,573,000 at December 31, 1994 and $10,000 at December 31, 1993.
Long-term debt, less current maturities was $16,155,000 at December 31, 1994 and zero at December 31, 1993.

Capital expenditures of $21,886,000 were made in 1994 as compared to capital expenditures in 1993 of $8,767,000. The Company utilized industrial revenue bonds in the amount of $8,000,000 to finance the Grapevine, Texas (Trencor) project which included improvements to the existing facility as well as additions of new equipment. Industrial bonds were issued in February
1994 in the amount of $6,000,000 to assist in financing the Telsmith expansion at Mequon, Wisconsin.

The Company has a revolving credit loan agreement with The First National
Bank of Chicago. The line of credit is $15,000,000. This credit facility expires June 30, 1997. At December 31, 1994, $2,655,000 of the line of credit was utilized. The credit line is unsecured. At December 31, 1994, the Company was in violation of the covenant relative to capital expenditures and has received a waiver for such violation.

Wibau-Astec has German bank lines of credit available totaling $11,253,669 (17,500,000 DM) of which $8,069,577 was outstanding at December 31, 1994. Gibat Ohl has a German bank line of credit available of $2,122,000 (3,300,000 DM), $2,925 of which was utilized at December 31, 1994.

On January 31, 1989, the Company placed $10,000,000 in Senior Notes and $10,000,000 in Senior Subordinated Notes with Principal Mutual Life
Insurance Company. These notes were repaid during the second and third quarters of 1993 using cash received from the secondary public stock offering.

For additional information on current and long-term debt, see Note 6 to the Consolidated Financial Statements.

Contingencies

See Note 9 to Consolidated Financial Statements for information on certain pending litigation and contingent liabilities arising from recourse financing arrangements.

Environmental Matters

Based on information available from environmental consultants, the Company has no material reserve requirements for potential environmental liabilities.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Astec Industries, Inc.

We have audited the accompanying consolidated balance sheets of Astec Industries, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astec Industries, Inc. and subsidiaries at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

ERNST & YOUNG LLP

Chattanooga, Tennessee
February 18, 1995

CONSOLIDATED BALANCE SHEET

                                                     	  December 31,
                                                  	1994            	1993
Assets	Current assets:

	Cash and cash equivalents note 1	         $	10,471,444     	$	3,458,218
	Trade receivables less allowance for doubtful
		accounts of $1,684,000 in 1994 and
		$1,191,000 in 1993 	                       29,852,180      	18,116,773
	Notes and other receivables                   	215,390         	973,507
	Inventories note 1, 3	                      56,309,735      	40,005,281
	Prepaid expenses	                            2,149,795       	1,272,524
	Deferred tax asset note 8	                   2,901,799
	Other current assets	                          236,229         	349,886
	Patent damage escrow funds note 9		                          12,309,420
	Total current assets	                      102,136,572      	76,485,609
	Property and equipment, net note 4	         42,348,792      	23,659,015
	Other assets:
	Goodwill                                    	8,370,662       	1,966,233
	Notes receivable		                                                9,541
	Deferred tax asset note 8	                   1,827,494         	572,498
	Other	                                       1,280,069         	274,038
	Total other assets	                         11,478,225       	2,822,310
	Total	                                   $	155,963,589   	$	102,966,934

Liabilities and Shareholders' Equity
	Current liabilities:
 Notes payable                              	$	8,072,502
	Current maturities of long-term debt note 6    	500,000  	$      	9,520
	Accounts payable	                            14,262,518     	10,169,871
	Customer deposits	                            6,301,481      	1,430,449
	Accrued product warranty	                     3,470,703      	1,781,733
	Income taxes payable note 8	                  1,987,511      	1,111,928
	Reserve for patent damages note 9	  	                        13,250,048
	Other accrued liabilities	                   14,541,920      	7,965,112
	Total current liabilities	                   49,136,635     	35,718,661
	Long-term debt, less
   current maturities note 6	                 16,155,000
	Deferred retirement costs note 7               	192,242      	3,033,536
	Other	                                          106,716        	109,838
	Total liabilities	                           65,590,593     	38,862,035
	Shareholders' equity: note  1,10
	Preferred stock, authorized 2,000,000 shares of
		$1.00 par value; none issued
	Common stock, authorized 20,000,000 shares of
		$.20 par value; issued and outstanding,
		10,001,831 in 1994 and 9,795,402 in 1993	    2,000,366      	1,959,080
	Additional paid-in capital	                  50,900,908     	48,200,446
	Foreign currency translation adjustment	         89,975
	Retained earnings	                           37,381,747     	13,945,373
	Total shareholders' equity                   90,372,996     	64,104,899
	Total	                                    $	155,963,589  	$	102,966,934


[FN]
See notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF INCOME


                                           		Year Ended December 31,
                                     	1994	           1993	            1992
	Net sales	                  $	213,806,411  	$	172,801,465   	$	149,132,958
	Cost of sales                	165,709,245    	130,906,009     	114,960,249
	Gross profit                  	48,097,166     	41,895,456      	34,172,709
	Selling, general, and
		administrative expenses      	31,142,335     	28,624,179      	23,968,553
	Research and
		development expenses          	3,165,795      	2,922,921       	2,580,146
	Patent suit damages
		and expenses (net recoveries
		and accrual
  adjustments) note 9          (14,947,498)       	374,740         	566,502
	Restructuring costs note 12	    1,500,469
	Income from operations	        27,236,065      	9,973,616       	7,057,508
	Other income (expense):
		Interest expense	               (712,853)     (1,787,742)      (3,241,066)
		Loan prepayment penalty
			and expenses note 6		                          (544,783)
		Interest income	                 426,489        	516,957         	392,798
		Other income - net	            1,963,633      	2,334,407       	2,226,820
		Equity in loss of joint
			 venture note 2	             (3,176,834)     	(720,000)
	Income before income taxes	    25,736,500     	9,772,455        	6,436,060
	Income taxes note 8	            2,300,126       	434,246          	421,807
	Net income                  	$	23,436,374   	$	9,338,209      	$	6,014,253

Earnings per Common and	Common Equivalent Share:

Net income: note 1
  Primary	                         $	2.38         	$	1.07           	$	.82
		Fully diluted	             	                                        	.81

	Weighted average number of
		common and common
		equivalent shares outstanding: note 1

		Primary                     	9,843,980      	8,694,478        	7,349,612
		Fully diluted            	                                    	7,459,304


[FN]
See notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 1994, 1993 and 1992

           	  Common Stock note 1      	Additional	        Foreign Currency        	  Retained
           	  Shares	      Amount    	Paid-In Capital	    Translation Adjustment	     Earnings
Balance,
December 31,
1991	      3,604,063  	$  720,813       	$ 21,965,755  		                             $  (1,407,089)

Issuance of
	common
 stock       	54,571      	10,900            	325,950
Net income  					                                                                         6,014,253

Balance,
December 31,
1992	      3,658,634     	731,713         	22,291,705                                 		  4,607,164

Issuance of
	common
 stock  	  1,243,067     	248,627         	26,887,481

Stock
 dividend 	4,893,701     	978,740          	 (978,740)

Net income	                                                           	  		  	            9,338,209

Balance,
December 31,
1993      	9,795,402   	1,959,080         	48,200,446                            	      	13,945,373

Issuance of
	common
 stock	      206,429      	41,286          	2,700,462

Change during year				                                      $89,975
Net income                                                                      			    		23,436,374

Balance,
December 31,
1994     	10,001,831  	$2,000,366        	$50,900,908      	$89,975                    	$37,381,747


[FN]
See notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                	Year Ended December 31,
                                       	1994           	1993            	1992
Cash Flows from Operating Activities

Net income	                     $	23,436,374    	$	9,338,209 	    $	6,014,253
Adjustments to reconcile net
		income to net cash provided
		by operating activities:
		Depreciation and
			amortization                   	3,941,871      	3,105,694       	3,448,398
		Provision for doubtful
			accounts	                         362,089        	742,752         	719,117
		Provision for inventory
			reserves	                       3,621,218      	2,952,918       	2,937,459
	Provision for warranty	           2,616,565      	2,689,441       	2,699,657
		Provision for patent damages
			 (net recoveries and
			accrual adjustments)   	      (13,250,048)        	13,697
		Foreign currency translation
			adjustment	                        89,975
		(Gain) loss on sale of
   fixed assets	                     322,587  	     (19,976)       	 (224,367)
		Equity in loss of joint venture  3,176,834     	   720,000
	 (Increase) decrease in:
		Receivables                   	 (7,660,990)  	 (7,105,758)     	 (2,646,546)
		Inventories	                    (3,537,955)    (2,988,734)         (563,442)
		Prepaid expenses                	 (803,177)    	 (337,248)        	 (38,676)
		Patent damage escrow funds	     12,309,420     	 (705,431)     	 (3,667,305)
		Deferred tax asset	             (4,156,695)    	 (572,598)
		Other assets                  	 (1,916,921)    	 (400,318)         	198,238
	Increase (decrease) in:
		Accounts payable	                2,138,449     	1,054,970  	       (138,856)
		Customer deposits             	 (1,738,643)      	113,091        	 (555,655)
		Accrued product warranty	       (2,256,128)  	 (2,459,558)     	 (2,421,631)
		Income taxes payable              	400,355       	877,225          	169,777
		Reserve for patent damages	  	                    681,711          	642,237
		Other accrued liabilities       	 (947,201)    	1,376,519  	     (1,363,786)
	Total adjustments	               (7,288,395)    	 (261,603)       	 (805,381)
	Net cash provided by
		operating activities	           16,147,979     	9,076,606        	5,208,872

Cash Flows From	Investing Activities

 Proceeds from sale of property
  and equipment - net	               307,099        	74,284        	1,827,358
	Expenditures for property
		and equipment 	                (21,886,011)  	 (8,767,135)     	 (2,492,249)
	Repayments on notes receivable	     600,499        	47,672           	89,071
	Investment in joint venture	       (635,700)    	 (589,900)
	Cash payments in connection
		with business combination,
		net of cash acquired	            1,447,965
	Net cash (used by)
		investing activities         	 (20,166,148)  	 (9,235,079)       	 (575,820)


[FN]
See notes to Consolidated Financial Statements.

                                        		Year Ended December 31,
                                       	1994           1993             	1992
Cash Flows From Financing Activities

	Proceeds from industrial
  bonds	                          14,000,000
	Proceeds from issuance of
		common stock	                       34,750     	27,136,109          	336,850
	Net (repayments) borrowings
		under revolving credit loan	     2,655,000  	  (4,675,000)     	 (1,655,000)
	Principal repayments of
		loans and notes payable        	(5,658,355)   	(21,078,374)      (6,831,560)
	Net cash provided by (used by)
		financing activities	           11,031,395     	1,382,735  	     (8,149,710)
	Increase (decrease) in cash
		and cash equivalents	            7,013,226     	1,224,262  	     (3,516,658)
	Cash and cash equivalents,
		beginning of period	             3,458,218     	2,233,956        	5,750,614
	Cash and cash equivalents,
		end of period	                $	10,471,444   	$	3,458,218  	    $	2,233,956

Supplemental Cash	Flow Information

Cash paid during the year for:
Interest                          	$	595,767   	$	2,600,688      	$	3,213,499
Income taxes                    	$ 6,282,709     	$	176,021        	$	462,210

	Excluded from the Consolidated
		Statements of Cash Flows
		were the following effects
		of non-cash investing and
		financing activities:

	Non-cash assets assumed in
	connection with repossessions:
			Trade receivables		  			                                      $ (1,421,239)
			Notes receivable	  			                                            (183,855)
			Inventories	  	  	                                               1,421,239
			Other current assets	  		                                          183,855

		Capital stock issued for purchase
		of foreign subsidiary:
			Investment in foreign subsidiary  	$2,706,996
			Capital stock	                        (39,871)
			Additional paid-in-capital	        (2,667,125)

		Non-cash sale of assets
		by assumption of receivable:
   Property and equipment			                          $ (8,244)
			Receivable - other			                                 8,244

		Non-cash transfer of assets:
			Trade receivables                              		  	$90,435
			Notes receivable		                                  (90,435)


[FN]
See notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation
 The consolidated financial statements include the accounts of Astec Industries, Inc. and its subsidiaries. The Company's wholly-owned subsidiaries at December 31, 1994 are as follows:
	Astec, Inc.
 Heatec, Inc.
 Telsmith, Inc.
 Roadtec, Inc.
 Trencor, Inc.
	Wibau-Astec Maschinenfabrik GmbH  (Wibau-Astec)
	Gibat Ohl Ingenieurgesellschaft fur Anlagentechnik  (Gibat Ohl)

All significant intercompany transactions have been eliminated in consolidation.

Segment Information - The Company operates in one industry segment. Its products are used predominately for road construction and for the manufacture and processing of construction aggregates. International sales by domestic subsidiaries were $52,031,000, $29,693,000, and $32,659,000, for the years ended December 31, 1994, 1993 and 1992, respectively. Net sales and net loss (including equity in loss of joint venture) of foreign operations for the year ended December 31, 1994, were $10,133,000 and $5,394,000, respectively. At December 31, assets of foreign subsidiaries were $23,953,000.

Cash Equivalents - The Company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

Inventories - Inventories excluding used equipment are stated at the lower of first-in, first-out cost or market. Used equipment inventories are stated on the specific unit cost method, which in the aggregate is less than market.

Property and Equipment - Property and equipment is stated at cost. Depreciation is computed generally on the straight-line method for financial reporting purposes at rates considered sufficient to amortize costs over estimated useful lives. Depreciation is computed generally on both accelerated and straight-line methods for tax reporting purposes.
Maintenance and repairs are expensed as incurred.

Goodwill - Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill amounts are being amortized using the straight-line method over twenty years. Additions to goodwill in 1994 reflect the purchase of the Capital Trencher product line, the Log Hog product line, the additional 50% of Wibau-Astec, and Gibat Ohl.

Product Warranty - The Company provides product warranties against defects in materials and workmanship for periods ranging from ninety days to one year following the date of sale. Estimated costs of product warranties are charged to cost of sales in the period of the sale.

Revenue Recognition - A portion of the Company's equipment sales represents equipment produced in the Company's plants under short-term contracts for a specific customer project or equipment designed to meet a customer's specific requirements. Equipment revenues are recognized in compliance with the terms and conditions of each contract, which is ordinarily at the time the equipment is shipped. Certain contracts include terms and conditions through which the Company recognizes revenues upon completion of equipment production which is subsequently stored at the Company's plant at the customer's request. Revenue is recorded on such contracts upon the customer's assumption of title and all risks of ownership.

Credit Risk - The Company sells products to a wide variety of customers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. As of December 31, 1994 concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers.

Earnings Per Share - Primary and fully diluted earnings per share are based on the weighted average number of common and common equivalent shares outstanding and include the potentially dilutive effects of the exercise of stock options in years where there are earnings. Fully diluted earnings per share are not presented for 1994 and 1993 since the dilution is not material. Earnings per share information has been restated to retroactively reflect the two-for-one stock split effected in the form of a dividend on August 12, 1993.

2. Business Combinaions

Effective July 1, 1993, the Company entered into a joint venture with Putzmeister-Werk Maschinenfabrik GmbH (Putzmeister) to form a new German limited liability company,Wibau-Astec Maschinenfabrik
GmbH (Wibau-Astec). Wibau-Astec designed, engineered, manufactured and marketed asphalt plants, stabilization plants, asphalt and thermal heaters, hot storage systems and soil remediation equipment. Putzmeister and the Company each owned 50% of Wibau-Astec. On November 7, 1994, the Company acquired the remaining shares of Wibau-Astec from Putzmeister for $67,400. The acquisition was accounted for as a purchase effective
November 7, 1994, and accordingly, the results of operations and accounts of Wibau-Astec subsequent to November 7, 1994 are included in the Company's consolidated financial statements. The purchase price was allocated to the net tangible assets of Wibau-Astec based on the estimated fair market values of the assets acquired. As required by the purchase method of accounting, the excess amount of the purchase price over the fair value of Wibau-Astec's net tangible assets was recorded as goodwill and is being amortized using the straight-line method over 20 years. Subsequent to the acquisition of Wibau-Astec, the Company undertook a plan to restructure Wibau-Astec's operations. See Note 12 - Restructuring Costs.

Effective October 17, 1994, the Company acquired the operating assets and liabilities of Gibat Ohl Ingenieurgesellschaft fur Anlagentechnic (Gibat Ohl) in exchange for 193,357 shares of the Company's common stock and approximately $2,760,000 in cash. The acquisition was accounted for as a purchase effective October 17, 1994, and accordingly, the results of operations and accounts of Gibat Ohl subsequent to October 17, 1994 are included in the Company's consolidated financial statements. The purchase price of approximately $5,460,000 was allocated to the net tangible assets of Gibat Ohl based on the estimated fair market values of the assets acquired. The excess of the purchase price over the fair market value of Gibat
Ohl's net tangible assets was recorded as goodwill and is being amortized using the straight-line method over 20 years.

A summary of the net assets acquired is as follows:

                                              Wibau-Astec           	Gibat Ohl
Current assets                               	$	4,938,766        	$	11,007,164
Property, plant and equipment                    	412,193             	300,657
Current liabilities	                           (8,678,984)      	 (10,029,223)
Other liabilities	                             (2,038,165)
Goodwill	                                       1,193,259           	4,153,364
Net assets acquired excluding cash	            (4,172,931)         	 5,431,962
Cash	                                           4,240,331              	32,984
Net assets acquired                             	$	67,400         	$	5,464,946

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of Wibau-Astec and Gibat Ohl had occurred at the beginning of each period presented. Pro forma adjustments have been made to reflect the restructuring of Wibau-Astec as described in Note 12. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results that would have occurred had the acquisition occurred at the beginning of the periods presented or of results which may occur in the future.

                                               	Year Ended December 31,
                                               	1994	            1993
Net sales	                                      $	223,887,000   	$	188,823,000
Income from operations	                            28,380,000      	10,576,000
Net income	                                        24,619,000       	9,638,000

Per common and common
equivalent share:
	Net income	                                           $	2.50          $	1.11

Prior to its acquisition of the remaining 50% interest in Wibau-Astec, the Company's investment in Wibau-Astec was accounted for by the equity method. Accordingly, net income as presented in the Consolidated Statements of Income for 1994 and 1993 includes the Company's share of Wibau-Astec's losses for periods prior to the acquisition of $3,177,000 and $720,000, respectively.

3. Inventories

Inventories consisted of the following:
                                                    	   December 31,
                                                 1994          	1993
Raw materials and parts	                         $	26,705,110   $	18,418,839
Work-in-process	                                   14,380,192     	6,017,940
Finished goods	                                     7,745,709     	7,802,956
Used equipment	                                     7,478,724     	7,765,546
Total	                                           $	56,309,735   $ 40,005,281

4. Property and Equipment

Property and equipment consisted of the following:
                                                       	December 31,
                                                	1994            	1993
Land, land improvements, and buildings	          $	26,676,486  	  $ 14,062,161
Equipment	                                         37,497,348      	27,955,598
Less accumulated depreciation                    	(21,880,823)   	(18,437,672)
Land, buildings, and equipment - net 	             42,293,011      	23,580,087
Rental property:
Equipment	                                          1,703,608       	1,703,608
Less accumulated depreciation                    	 (1,647,827)   	 (1,624,680)
Rental property - net                                 	55,781          	78,928
Total	                                           $	42,348,792  	  $	23,659,015

5. Leases

The Company leases certain land, buildings and equipment which are used in its operations. Total rental expense charged to operations under operating leases was approximately $615,000, $427,000 and $384,000 for the years ended December 31, 1994, 1993 and 1992 respectively.

Minimum rental commitments for all noncancelable
operating leases at December 31, 1994, are as follows:
	1995	         $ 718,000
	1996	           492,000
	1997           	246,000
	1998            	97,000
	1999 and beyond	189,000

The Company also leases equipment to customers under short-term contracts generally ranging from 2 months to 6 months. Rental income under such leases was $1,394,000, $1,719,000 and $2,470,000, for the years ended December 31, 1994, 1993 and 1992, respectively.

6. Long-term Debt

Long term debt consisted of the following:
                                              								  December 31,
                                                 	1994                 1993
Revolving credit loan of
	$15,000,000 at December 31, 1994
	and 1993, available through
	June 30, 1997 at an interest rate of
	prime less a quarter, which was 8.25% and 6.0%
	at December 31, 1994 and 1993, respectively	     $	2,655,000

Loans payable in monthly installments
	maturing at various dates through
	1995 at interest rates from 7.25% to 14.85%	  	                       $	9,520

Industrial Development Revenue Bonds
	payable in semi-annual installments through
	2006 at weekly negotiated interest rates          	6,000,000
Industrial Development Revenue Bonds due in
	2009 at weekly negotiated interest rates          	8,000,000
Total long-term debt                              	16,655,000
Less current maturities                              	500,000           	9,520
Long-term debt less
	current maturities                             	$	16,155,000         	$	0

On January 31, 1989, the Company placed $10,000,000 in Senior Notes and $10,000,000 in Senior Subordinated Notes with Principal Mutual Life Insurance Company ("Principal"). The proceeds of the notes placed with Principal were applied to the outstanding revolving credit loan with The First National
Bank of Chicago ("FNBC"). During 1993, both the Senior and Subordinated Notes with Principal were repaid in full. Related prepayment penalties and expenses are reflected on a separate line in the Consolidated Statements of Income.

During 1994, the Company negotiated a new unsecured revolving loan agreement. The line of credit is $15,000,000 and expires June 30, 1997. At December 31, 1994, the Company was in violation of the covenant relative to capital expenditures and has received a waiver for such violation.

The aggregate of all maturities of long-term debt
in each of the next five years is as follows:
	1995	           $   500,000
	1996	               500,000
	1997	             3,155,000
	1998	               500,000
	1999 and beyond	 11,500,000

For 1994, the weighted average interest rate on short term borrowings, which include current maturities of Industrial Revenue Bonds and notes payable, were 3.46% and 8.75%, respectively.

7. Retirement Benefits

A former subsidiary of the Company, the Barber-Greene Company, had defined benefit pension plans ("Barber-Greene Plans") covering substantially all of its employees. Non-union benefits were frozen as of September 1, 1986, and certain union benefits were frozen as of October 31, 1986. The Company retained responsibility for the Barber-Greene Plans when it sold the Barber-Greene Company in 1991. Telsmith, Inc. also sponsors a defined benefit pension plan covering certain employees hired prior to October 14, 1987 who have chosen not to participate in the Company's 401(k) savings plan. The benefit is based on years of benefit service multiplied by a monthly benefit as specified in the plan. The Company's funding policy for its pension plans is to make the minimum annual contributions required by applicable regulations.

During 1994, the Company made the decision to terminate the Barber- Greene Plans and purchased annuities to fund the benefits provided for in the plans. The Company has requested approval from the Internal Revenue Service to terminate the plans but has yet to receive such approval. As a result, no settlement of the plan will occur until 1995. The annuities purchased by the Company during 1994 are included in plan assets.

A reconciliation of the funded status of the Plans, which is based on a valuation date of September 30, with amounts reported in the Company's consolidated balance sheets, is as follows:

                                          	1994                 	1993
Actuarial present value of
	benefit obligations:
	Vested	                                   $	40,574,462         	$	38,229,010
	Nonvested                                      	85,245              	251,677
Accumulated benefit obligation	            $	40,659,707  	       $	38,480,687
Projected benefit obligation	              $	40,659,707         	$	38,480,687
Plan assets at fair value	                   40,589,417           	43,018,508
Projected benefit obligation in
	excess of (less than) plan assets              	70,290           (4,537,821)
Unrecognized net gain	                          450,751            	7,976,321
Prior service cost not
	yet recognized in net
	periodic pension cost                         (320,665)          	 (357,323)
Pension liability in the
	consolidated balance sheets                  	$	200,376         	$	3,081,177

Net periodic pension cost for 1994, 1993, and 1992 included the following components:
                                     		Year Ended December 31,
                                	   1994	           1993	          1992
Service cost - benefits earned
	during the period	                 $	31,503  	     $	26,873  	    $	34,426
Interest cost on projected
	benefit obligation	               2,565,355      	2,754,319     	2,761,195
Actual return on plan assets      	2,148,873    	 12,318,009      	 833,167
Net amortization and deferral	     5,405,871      	9,345,175    	 1,948,268
Net (income) expense	             $	 660,140     	$	 191,642      	$	14,186

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 8.5% at September 30, 1994 and 7.0% at September 30, 1993. The expected long-term rate of return on assets was 9.0% for the years ending September 30, 1994 and 1993. Plan assets are primarily comprised of corporate equity and corporate and U.S. Treasury debt securities.

In 1987, the Company adopted deferred savings plans (Savings Plans) under
Section 401 (k) of the Internal Revenue Code, under which substantially all employees of the Company and its subsidiaries are eligible. In 1991 the Savings Plans were consolidated and provide that the Company will match an amount equal to 50% of employee savings subject to certain limitations. The total expense for such matching was approximately $696,000, $567,000 and $485,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

In addition to the retirement plans discussed above, the Company has an unfunded postretirement medical and life insurance plan covering employees of its Telsmith, Inc. subsidiary and retirees of its former Barber-Greene subsidiary. Effective January 1, 1993, the Company adopted SFAS No. 106, (Employers' Accounting for Postretirement Benefits Other than Pensions). The accumulated postretirement benefit obligation (APBO) at adoption was approximately $674,000 and is being amortized over twenty years.

The accumulated postretirement benefit obligation and the amount recognized in the Company's consolidated balance sheets, is as follows:
                                               	December 31,
	                                           1994	            1993
Accumulated postretirement
	benefit obligation:
	Retirees	                                 $	130,600  	     $ 207,500
	Active employees	                           473,000         	425,800
		                                           603,600         	633,300
Unamortized transition obligation	           605,600        	 639,300
Unrecognized net gain                       	118,800          	29,800
Accrued postretirement
	benefit cost	                             $	116,800        	$	23,800

Net periodic postretirement benefit cost included the following components:
                                         	Year Ended December 31,
                                           	1994              1993
Service cost	                               $ 53,500        	$	53,500
Interest cost                                	42,900          	42,900
Amortization of transition
	obligation	                                  33,700          	33,700
Net expense	                               $	130,100       	$	130,100

Postretirement benefit costs for 1992 were not material. A discount rate of 8.5% was used in calculating the APBO. The APBO assumes a 13.5% increase in per capita health care costs decreasing gradually to 5.8% for years 2012 and later. A 1% increase in the medical inflation rate would increase the APBO by approximately $26,800 and the expense by approximately $6,000.

8. Income Taxes

Effective January 1, 1993, the Company adopted SFAS No. 109. "Accounting for Income Taxes". Prior years' financial statements have not been restated nor was there any cumulative effect on income from the adoption of SFAS No. 109.

For financial reporting purposes, income before income taxes includes the following components:
		                                           Year Ended December 31,
                              	 1994	             1993	           1992
United States	                  $	30,726,395     	$	9,474,455    	$	6,436,060
Foreign:
	License income	                     404,000  	     1,018,000
	Equity in loss of
		joint venture	                  (3,176,834)  	    (720,000)
	Loss from foreign subsidiary	    (2,217,061)
Income before
	income taxes	                  $	25,736,500      	$	9,772,455   	$ 6,436,060

The provision for income taxes consisted of the following:
                                          		Year Ended December 31,
                                	1994                	1993         	1992
Current	                         $	7,029,419  	       $	434,246  	  $	421,807
Deferred (benefit)  	            (4,729,293)
Total provision for
	income taxes	                   $	2,300,126         	$	434,246    	$	421,807

A reconciliation of the provision for income taxes at the statutory rate to those provided is as follows:
                                          		Year Ended December 31,
	                                1994	           199	             1992
Tax at statutory rates	          $	9,007,775  	  $	3,322,635     	$	2,188,260
Effect of utilization
	of net operating loss
	carryforwards net of
	alternative minimum tax	        (3,008,000)  	   (3,155,253)  	  (1,921,766)
Effect of utilization
	of alternative minimum
	tax credits	                      (382,000)
Benefit from foreign
	sales corporation	                (265,000)
State taxes, net of federal
	income tax benefit	                 212,000         	115,271        	155,313
Income taxes of
	other countries	                     27,000         	151,593
Loss from foreign
	operations	                       2,636,000
Recognition of deferred
	tax asset	                      (4,729,000)
Reversal of prior temporary
	differences	                    (1,937,000)
Other items                         	738,351
Income Taxes                    	$	2,300,126       	$	434,246      	$	421,807

At December 31, 1994, the Company had federal net operating loss carryforwards of approximately $3,800,000 for tax purposes, all of which are limited by consolidated return rules to use in offsetting only the taxable income of a subsidiary of the Company. The net operating loss carryforwards expire at various dates from 1997 through 2005. For financial reporting purposes, the federal net operating loss carryforwards approximate $11,600,000. At December 31, 1994, the Company had foreign net operating loss carryforwards of approximately $14,000,000 available to offset future income of Wibau-Astec.

At December 31, 1994, the Company had investment tax and other credit carryforwards of approximately $641,000 expiring at various dates principally from 1995 through 1999. Utilization of these credits will be limited to use in offsetting only the taxable income of a subsidiary of the Company.

As a result of utilizing the net operating loss carryforwards, net income from continuing operations increased by approximately $3,008,000, $3,155,000 and $1,922,000 and related per share amounts increased by approximately $.31, $.36 and $.26 for the years ended December 31, 1994, 1993 and 1992, respectively.

At December 31, 1994, the company had deferred tax assets of approximately $16,861,000, and deferred tax liabilities of approximately $2,062,000, related to temporary differences and tax loss and credit carryforwards. At December 31, 1994, a valuation allowance of approximately $10,070,000 was recorded. This valuation allowance offsets the deferred tax assets relative to net operating loss and credit carryforwards as well as foreign net operating loss carryforwards. Both the net operating loss and credit carryforwards are SRLY carryforwards and can be used to offset only the income of a certain subsidiary. Due to this, the Company determined that a valuation allowance was necessary for these items as well as the foreign net operating loss carryforward, the utilization of which is uncertain.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets are as follows:
	                                               December 31,
	                                      1994	                1993
Deferred tax assets:
	Inventory reserves	                   $	1,753,000         	$	2,270,000
	Legal reserves	                           100,000             	487,000
	Pension expense	                          109,000           	1,098,000
	Investment in foreign
		joint venture	                         1,827,000             	747,000
	Other accrued expenses	                 3,002,000           	2,703,000
	Alternative minimum
		tax credits	                                               	1,216,000
	Net operating loss
		carryforwards	                         1,344,000           	4,216,000
	Foreign net operating
		loss carryforwards	                    8,085,000
	Other credit carryforwards	               641,000             	760,000
Total deferred tax assets	              16,861,000          	13,497,000
Deferred tax liabilities:
	Property and equipment                 	2,062,000           	1,742,000
Total deferred tax liabilities	          2,062,000           	1,742,000
Net deferred tax assets	                14,799,000          	11,755,000
Valuation allowance	                   (10,070,000)  	      (11,182,000)
Deferred tax asset	                    $	4,729,000           	$	573,000

9. Contingencies

During 1994, and in previous years, the Company and its former Barber-Greene subsidiary (now Telsmith, Inc.) were defendants in two patent infringement actions brought by Robert L. Mendenhall and CMI Corporation ("CMI"), a competitor, seeking monetary damages and an injunction to cease the alleged infringement.

In 1990, CMI was awarded damages of $4,457,000 and prejudgment interest of $2,838,000 or a total of $7,295,000 from Barber-Greene. During 1991, in a separate trial, CMI was awarded damages of $8,463,000, prejudgment interest of $5,309,000 and attorney's fees of $737,000 for a total of $14,509,000 from Astec, and Astec was awarded damages of $667,000 plus $391,000 of prejudgment interest or a total of $1,058,000 from CMI. The total damages and expenses awarded to CMI were $20,746,000, net of the $1,058,000 awarded to Astec.
Both Astec and CMI appealed the judgments. In connection with its appeals, the Company was directed by the courts to pledge substantially all of its real property and to deposit funds in an escrow account to secure the judgments against the Company pending the outcome of appeals.

On June 9, 1994, the Company announced that the United States Court of
Appeals for the Federal Circuit had reversed the lower court decision and did not remand to the lower court for further proceedings the judgments previously entered against Astec and its former Barber-Greene subsidiary in the Robert L. Mendenhall and CMI patent litigation. Those judgments totaled approximately $22,000,000. The Federal Circuit Court ruled in favor of Astec because the allegedly infringing patents had been held invalid in a separate third party case. CMI asked the Federal Circuit to reconsider its decision and to have all of the Federal Circuit judges rehear the appeal. The Company responded to this request. On September 20, 1994, the Company announced that the United States Court of Appeals for the Federal Circuit denied the request from Mendenhall and CMI to reconsider its earlier reversal. With the issuance of this ruling, the Federal Circuit's review of this ongoing patent litigation ended.

On October 11, 1994, CMI and Robert L. Mendenhall filed a Petition of Writ Certiorari asking the U.S. Supreme Court to review the decision of the Federal Circuit Court of Appeals. The Company filed a response opposing the Petition and on November 28, 1994, the Supreme Court issued an Order denying the Petition thus bringing the patent litigation to an end.

As a result of the Supreme Court's refusal to grant certiorari, the Company received $12,917,000 which was being held in escrow pending the Company's appeal of the two judgments. In addition, on December 15, 1994, the Company received $1,309,000 from CMI in satisfaction of the judgment entered in favor of the Company on its counterclaim against CMI. The receipt of these funds effectively concluded the litigation between the Company and CMI and Robert
L. Mendenhall which had been pending for a number of years. As a result, the Company has reversed its accrued liability for patent damages. The reversal of $13,870,000 in accrued patent damages and the receipt of $1,309,000 in patent damages from CMI total $15,179,000 and are included in the Consolidated Statements of Income as Patent suit damages and expenses net recoveries and accrual adjustments.

In an unrelated case, the Company's Telsmith subsidiary is a defendant in a patent infringement action brought by Nordberg, Inc., a manufacturer of a competing line of rock crushing equipment, seeking monetary damages and an injunction to cease an alleged infringement of a patent on certain components used in the production of its rock crushing equipment. This case, being heard before the U.S. District Court for the Eastern District of Wisconsin, has been bifurcated into liability and damages phases. The liability phase was tried on January 11, 1993; however, no decision has been rendered by the Court. Because of the uncertainties inherent in the litigation process, the Company is unable to predict the ultimate outcome of this litigation.

On October 28, 1993, the Company was also named as a defendant in a patent infringement action brought by Gencor, Inc., a manufacturer of a competing line of asphalt plants, seeking monetary damages and an injunction to cease an alleged infringement of a patent on certain components used in the production of its asphalt plant product line. This case was filed in the U.S. District Court for the Middle District of Florida, Orlando Division, and is currently in the discovery phase. Management believes this case to be without merit and intends to vigorously defend this suit; however, due to the uncertainties inherent in the litigation process, the Company is unable to predict the ultimate outcome of this litigation.

Management has reviewed all claims and lawsuits and, upon the advice of counsel, has made provision for any estimable losses; however, the Company is unable to predict the ultimate outcome of the outstanding claims and lawsuits.

Recourse Customer Financing - Certain customers have financed purchases of the Company's products through arrangements in which the Company is contingently liable for customer debt aggregating approximately $13,800,000 and $13,700,000 at December 31, 1994 and 1993, respectively. These obligations average five years in duration and have minimal risk.

Other - The Company is contingently liable for letters of credit of approximately $2,082,000 issued for bid bonds and performance bonds.

10. Shareholders' Equity

Stock Options - The Company has reserved 300,000 shares of common stock under the 1986 Stock Option Plan and 500,000 shares of common stock under the 1992 Stock Option Plan for issuance upon exercise of nonqualified options, incentive options and stock appreciation rights to officers and employees of the Company and its subsidiaries at prices determined by the Board of Directors. At December 31, 1994, a total of 328,800 shares of common stock related to the 1992 Stock Option Plan are available for options to be granted.

Nonqualified options are exercisable at a price not less than 85% of the Board of Directors' determination of the fair market value of the Company's common stock on the date of the grant. Nonqualified options are exercisable starting one year from the date of grant and expire ten years after the date of grant. Incentive stock options granted by the Board of Directors must be exercisable at a price not less than 100% of the fair market value of the Company's common stock on the date of grant. Incentive stock options are exercisable immediately after the date of grant, except for certain officers of the Company, and expire ten years after the date of grant. Stock appreciation rights may be granted by the Board of Directors in conjunction with the grant of an incentive or nonqualified option. A stock appreciation right permits a grantee to receive payment in either cash or shares of the Company's common stock equal to the difference between the fair market value of the common stock and the exercise price for the related option.

The following is a summary of stock option information:
                                       	Number	            Option Price
	                                     of Shares	          Range Per Share
Outstanding, December 31, 1991	        238,800  	        $ 1.375  -  4.675
Granted	                               140,000  	                     3.25
Expired	                               (12,800)                     	4.675
Exercised	                            (109,000)           	1.375  -  4.675
Outstanding, December 31, 1992	        257,000            	1.375  -  4.675
Exercised	                             (87,000)           	1.375  -  4.675
Outstanding, December 31, 1993	        170,000            	1.375  -  4.675
Granted	                                87,000          	14.875  -  16.363
Exercised	                             (13,000)            	1.375  -  3.25
Outstanding, December 31, 1994	        244,000         	$ 1.375  -  16.363

On July 29, 1993, the Company's Board of Directors approved a two-for-one split of the Company's common stock in the form of a 100% stock dividend for shareholders of record as of August 12, 1993. A total of 4,893,701 shares of common stock were issued in connection with the split. The stated par value of each share was not changed. A total of $978,740 was reclassified from additional paid-in capital to the Company's common stock account. All share and per share amounts for 1993 and prior years have been restated to retroactively reflect the stock split.

11. Related Party Transactions

In September 1991, the Company's Chairman, its Senior Vice President, and the President of its Telsmith, Inc. subsidiary formed a general partnership which acquired 25% of the common stock of American Rock Products, Inc., an Ohio corporation engaged in the business of supplying crushed rock to concrete and asphalt producers in the southeastern Oklahoma area ("Amrock"). These individuals own interests in the partnership of 50%, 25% and 25%, respectively. In December 1992, the rock crushing business of Amrock was sold to a competitor, exclusive of two used rock crushing machines and certain other miscellaneous inventory and equipment.

In March 1994, Amrock sold two of these used rock crushing machines to Telsmith for $50,000 and $70,000, respectively. The purchase price for each of these machines was determined by the president of Telsmith based on his opinion of their fair market value at the time of purchase. Telsmith intends to market both rock crushing machines to its customers for sale in the ordinary course of business.

12. Restructuring Costs

In the fourth quarter of 1994, the Company developed and implemented a plan to restructure the operations of Wibau-Astec. In connection with the restructuring, the Company accrued costs of $1,500,000 $1,250,000, net of tax, or $0.12 per share. The plan included, among other things, the cessation of manufacturing operations at Wibau-Astec along with related personnel reductions as well as personnel reductions in engineering and administration. Total personnel reductions were approximately 150. The plan was communicated to employees and severance notices given during the fourth quarter of 1994.

As of the end of 1994, the restructuring was substantially complete. Total costs incurred were for the write-down of certain assets to estimated fair market value, severance payments and lease termination expenses. Severance costs and exit costs incurred were approximately $1,137,000 and $363,000, respectively.

Wibau-Astec will sell Astec asphalt plants either manufactured in the United States or subcontracted in Europe. Wibau-Astec will continue to sell Wibau-Astec parts and service a large customer base and will utilize subcontractors as needed for parts and/or manufacturing components in Europe.

                  ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
                             SCHEDULE (VIII)
                   VALUATION AND QUALIFYING ACCOUNTS FOR
                         CONTINUING OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                             		  	ADDITIONS
                              		  CHARGES TO
	                  	BEGINNING  	  COSTS &        	OTHER                   	    ENDING
DESCRIPTION          BALANCE	     EXPENSES        ADDITIONS 	  DEDUCTIONS	     BALANCE

December 31, 1994:
Reserves deducted from assets to which they apply:

Allowance for
doubtful


accounts          $	1,191,083    $	362,089     $	467,607 (3)    $	336,537      $1,684,242

Reserve for
inventory         $	6,494,533   $3,621,218     $	0            	 $5,121,716      $4,994,035

Other Reserves:

Product 	warranty 	$1,781,733    $2,616,565     	$ 0             	$927,595      $3,470,703

Reserve for
patent 	damages    $13,250,048   $ 	620,290      $	0          	13,870,338       $0


                                 ADDITIONS
                              			CHARGES TO
                		 BEGINNING	    COSTS &         	OTHER	                     	  ENDING
DESCRIPTION        BALANCE	      EXPENSES        	ADDITIONS	   DEDUCTIONS       BALANCE

December 31, 1993:
Reserves deducted from assets to which they apply:

Allowance for
doubtful
accounts           $	1,060,588   $	742,752        $	21,609     $	633,866	(1)    $	1,191,083

Reserve for
inventory          $ 5,948,084   $	2,952,918      $	0          $	2,406,469      $ 6,494,533

Other Reserves:

Product 	warranty  $1,551,850    $	2,689,441       $0          $	2,459,558	(2)  $	1,781,733

Reserve for
patent 	damages    	12,554,640   $	695,408          $	0        $	0              	13,250,048

                             			ADDITIONS
                              			CHARGES TO
                 		BEGINNING     COSTS &	           OTHER	                   	  ENDING
DESCRIPTION       	BALANCE	      EXPENSES          	ADDITIONS   	DEDUCTIONS    	BALANCE

December 31, 1992:
Reserves deducted from assets to which they apply:

Allowance for
doubtful
accounts          $	1,038,155    $	719,117          $	152,052  	848,736	(1)     $	1,060,588

Reserve for
inventory         $	8,567,872    $	2,937,459        $	0        	5,557,247       $	5,948,084

Other Reserves:

Product 	warranty $	1,273,824    $	2,699,657        $	0         $2,421,631	(2)  $	1,551,850

Reserve for
patent 	damages   $	11,912,403  $	642,237           $	0         	0           	  $12,554,640


[FN]

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Warranty costs charged to the reserve.

(3)	Represents reserve balances of subsidiaries acquired in
    1994.

SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Astec Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTEC INDUSTRIES, INC.


BY: 	  /s/ J. Don Brock

J. Don Brock,  Chairman of the Board
and President (Principal Executive Officer)


BY: 	  /s/ Albert E. Guth

Albert E. Guth, Senior Vice President
Secretary and Treasurer (Principal
Financial and Accounting Officer)

Date: March 2, 1995

	Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by a majority of the Board of Directors of the Registrant on the dates indicated:


	SIGNATURE	TITLE	DATE


		Chairman of the Board	March 2, 1995
J. Don Brock		and President

		Senior Vice President,	March 2, 1995
Albert E. Guth		Secretary, Treasurer
		and Director

		President - Astec, Inc.	March 2, 1995
W. Norman Smith		and Director

		President - Telsmith, Inc.	March 2, 1995
Robert G. Stafford		and Director

		President - Trencor, Inc.	March 2, 1995
Jerry F. Gilbert		and Director


	SIGNATURE	TITLE	DATE

		Director	March 2, 1995
E. D. Sloan, Jr.

		Director	March 2, 1995
James R. Spear

		Director	March 2, 1995
Joseph Martin, Jr.

		Director	March __, 1995
George C. Dillon

		Director	March 2, 1995
G.W. Jones

		Director	March 2, 1995
Daniel K. Frierson

SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Astec Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTEC INDUSTRIES, INC.


BY: /s/ J. Don Brock
J. Don Brock,  Chairman of the Board and
President (Principal Executive Officer)


BY: /s/ Albert E. Guth
Albert E. Guth, Senior Vice President,
Secretary and Treasurer(Principal
Financial and Accounting Officer)

Date: March 2, 1995

	Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by a majority of the Board of Directors of the Registrant on the dates indicated:


	SIGNATURE	TITLE	DATE


/s/ J. Don Brock		Chairman of the Board
	March 2, 1995
J. Don Brock		and President

/s/ Albert E. Guth		Senior Vice President,	March 2, 1995
Albert E. Guth		Secretary, Treasurer
		and Director

/s/ W. Norman Smith		President - Astec, Inc.	March 2, 1995
W. Norman Smith		and Director

/s/ Robert G. Stafford		President - Telsmith, Inc. March 2, 1995
Robert G. Stafford		and Director

/s/ Jerry F. Gilbert		President - Trencor, Inc. March 2, 1995
Jerry F. Gilbert		and Director



	SIGNATURE	TITLE	DATE

/s/ E.D. Sloan Jr.		Director	March 2, 1995
E.D. Sloan, Jr.

/s/ James R. Spear		Director	March 2, 1995
James R. Spear

/s/ Joseph Martin, Jr.		Director	March 2, 1995
Joseph Martin, Jr.

/s/ George C. Dillon		Director	March   ,1995
George C. Dillon

/s/ G.W. Jones		Director	March 2, 1995
G.W. Jones

/s/ Daniel K. Frierson		Director	March 2, 1995
Daniel K. Frierson

Commission File No. 0-14714





SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549



EXHIBITS FILED WITH ANNUAL REPORT
ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994



ASTEC INDUSTRIES, INC.
4101 Jerome Avenue
Chattanooga, Tennessee 37407


ASTEC INDUSTRIES, INC.
FORM 10-K
INDEX TO EXHIBITS

                                                         Sequentially
Exhibit Number             Description                   Numbered Page

Exhibit 2.2 Share Purchase and Transfer Agreement by and between the Company and Gibat Ohl Ingenieurgesellschaft fur Anlagentechnik mbH, dated as of October 5, 1994.

Exhibit 4.2	        Indenture of Trust, dated April 1, 1994, by and
                    between Grapevine Industrial Development Corporation and Bank One, Texas, NA, as Trustee.

Exhibit 10.80		     Guarantee of Wibau-Astec Maschinenfabrik GmbH in
                    favor of Dresdner Bank Aktiengensellschaft, dated as of December 22, 1993.

Exhibit 10.81		     Letter of Guarantee of Wibau-Astec Maschinenfabrik GmbH
                    in favor of Berliner Hondels - und Frankfurter Bank,
                    dated as of December 22, 1993.

Exhibit 10.82		     Guarantee of Wibau-Astec Maschinenfabrik GmbH in
                    favor of Bayerische Vereinsbank, dated as of December 22, 1993.

Exhibit 10.83     		Loan Agreement dated as of April 1, 1994, between
                    Grapevine Industrial Development Corporation and Trencor, Inc.

Exhibit 10.84		     Letter of Credit Agreement, dated April 1,
                    1994, between The First National Bank of Chicago and Trencor, Inc.

Exhibit 10.85		     Guaranty Agreement, dated April 1, 1994, between
                    Astec Industries, Inc. and Bank One, Texas, NA, as
                    Trustee.

Exhibit 10.86		     Astec Guaranty, dated April 29, 1994, of debit of Trencor,
                    Inc. in favor of The First National Bank of Chicago.

Exhibit 10.87     		Credit Agreement, dated as of July 20, 1994, between
                    the Company and The First National Bank of Chicago.

Exhibit 10.88		     Guarantee of Wibau-Astec Maschinenfabrik GmbH in
                    favor of Bayerische Vereinsbank, dated as of January 16, 1995.

Exhibit 10.89		     Waiver for December 31, 1994, dated February 24,
                    1995 with respect to the First National Bank of Chicago Credit Agreement dated July 29, 1994.

Exhibit 11	         Statement Regarding Computation of Per Share Earnings.

Exhibit 22	         Subsidiaries of the Registrant.

Exhibit 23	         Consent of Independent Auditors.




For a list of certain Exhibits not filed with this Report that are incorporated by reference into this Report, see Item 14(a)(3).