Form 10-Q
period 1995-03-31
ASTEC INDUSTRIES INC
filed 1995-05-08
CIK 792987

PART I                                   ITEM I            FINANCIAL STATEMENTS


                             ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS



         ACCOUNT DESCRIPTION            MARCH 31  DECEMBER 31   MARCH 31
                                          1995        1994        1994

                ASSETS
            CURRENT ASSETS
CASH AND CASH EQUIVALENTS                  $2,725     $10,471      $7,208

RECEIVABLES - NET                          36,974      30,068      22,937

INVENTORIES                                69,585      56,310      48,712

PREPAID EXPENSES AND OTHER                  5,760       5,288       1,542

PATENT DAMAGE ESCROW FUNDS                      0           0      12,387

         TOTAL CURRENT ASSETS             115,044     102,137      92,786

PROPERTY AND EQUIPMENT - NET               46,715      42,349      31,063

OTHER ASSETS                               12,865      11,478       2,511

             TOTAL ASSETS                $174,624    $155,964    $126,360

 LIABILITIES AND SHAREHOLDERS' EQUITY
         CURRENT LIABILITIES

NOTES PAYABLE                              $7,887      $8,073          $0

CURRENT MATURITIES OF LONG-TERM DEBT          517         500         500

ACCOUNTS PAYABLE - TRADE                   20,641      14,262      16,464

RESERVE FOR PATENT DAMAGES                      0           0      13,327

OTHER ACCRUED LIABILITIES                  28,048      26,302      15,359

      TOTAL CURRENT LIABILITIES            57,093      49,137      45,650


LONG-TERM DEBT, LESS CURRENT MATURITIE     23,310      16,155      10,605

OTHER LONG-TERM LIABILITIES                   295         299       3,123

TOTAL SHAREHOLDERS' EQUITY                 93,926      90,373      66,982

TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                $174,624    $155,964    $126,360

                          ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME

                        (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                           UNAUDITED

                                                     THREE MONTHS ENDED
                                                 MARCH 31         MARCH 31
                                                    1995           1994

NET SALES                                            $57,544      $46,226

COST OF SALES                                         43,907       35,197

GROSS PROFIT                                          13,637       11,029

S,G, & A EXPENSES                                      9,508        7,698

PATENT SUIT DAMAGES & EXPENSES                                         91

INCOME FROM OPERATIONS                                 4,129        3,240

INTEREST EXPENSE                                         467           71

OTHER INCOME, NET OF EXPENSE                             543         (194)

INCOME BEFORE INCOME TAXES                             4,205        2,975

INCOME TAXES                                           1,689           99

NET INCOME                                            $2,516       $2,876





EARNINGS PER COMMON AND COMMON
        EQUIVALENT SHARE                               $0.25        $0.29


WEIGHTED AVERAGE NUMBER OF COMMON AND
        COMMON EQUIVALENT SHARES OUTSTANDING      10,010,574    9,796,258

                         ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (IN THOUSANDS)
                                          UNAUDITED
                                                     THREE MONTHS ENDED
                                             MARCH 31               MARCH 31
                                               1995                  1994

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                     $2,516                 $2,876
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
DEPRECIATION AND AMORTIZATION                   1,317                    921
PROVISION FOR DOUBTFUL ACCOUNTS                    87                    124
PROVISION FOR INVENTORY RESERVE                   490                    372
PROVISION FOR WARRANTY RESERVE                    941                    695
FOREIGN CURRENCY TRANSLATION ADJUSTMENT           (10)
GAIN ON SALE OF FIXED ASSETS                      (52)                    (8)

(INCREASE) DECREASE IN:
RECEIVABLES                                    (6,673)                (4,581)
INVENTORIES                                   (13,073)                (9,078)
PREPAID EXPENSES AND OTHER                       (374)                    60
PATENT DAMAGE ESCROW FUNDS                                               (78)
OTHER RECEIVABLES                                 (76)                   611
OTHER ASSETS                                     (106)                   269

INCREASE (DECREASE) IN:
ACCOUNTS PAYABLE                                6,229                  6,294
ACCRUED PRODUCT WARRANTY                         (726)                  (341)
OTHER ACCRUED LIABILITIES                          75                  3,327
TAXES PAYABLE                                   1,129                   (612)
RESERVE FOR PATENT DAMAGES                          0                     78
TOTAL ADJUSTMENTS                             (10,822)                (1,947)
NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                         (8,306)                   929

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALE OF PROPERTY
AND EQUIPMENT - NET                                10                     22
EXPENDITURES FOR PROPERTY AND EQUIPMENT        (5,266)                (8,297)
CASH PAYMENTS IN CONNECTION WITH BUSINESS
  COMBINATION, NET OF CASH ACQUIRED              (835)
NET CASH USED BY INVESTING ACTIVITIES          (6,091)                (8,275)

CASH FLOWS FROM FINANCING ACTIVITIES:
NET BORROWINGS UNDER REVOLVING
  CREDIT LOAN                                   7,615                  5,105
BORROWINGS (REPAYMENTS) UNDER LOAN
 AND NOTE AGREEMENTS                             (964)                 5,990
PROCEEDS FROM ISSUANCE OF COMMON STOCK                                     1

NET CASH PROVIDED BY FINANCING ACTIVITIES       6,651                 11,096

NET INCREASE (DECREASE) IN CASH                (7,746)                 3,750
CASH AT BEGINNING OF PERIOD                    10,471                  3,458
CASH AT END OF PERIOD                          $2,725                 $7,208


             SUPPLEMENTAL CASH FLOW INFORMATION

EXCLUDED FROM THE CONSOLIDATED
STATEMENTS OF CASH FLOWS IS THE FOLLWING
EFFECT OF NON-CASH INVESTING ACTIVITIES:

     CAPITAL STOCK ISSUED FOR
     PURCHASE OF SUBSIDIARY:
     INVESTMENT IN SUBSIDIARY                   $1,048
     CAPITAL STOCK                                 (17)
     ADDITIONAL PAID-IN-CAPITAL                 (1,031)

FORM 10-Q

SECURITIES & EXCHANGE COMMISSION
Washington, D. C.  20549


(Mark One)

[  X  ]  Quarterly report pursuant to section 13 or 15(d) of the Securities
 Exchange Act of 1934.  For the quarterly period ended March 31, 1995.

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

YES___X______                                               NO__________


APPLICABLE ONLY TO CORPORATE ISSUERS

	The number of shares outstanding of registrant's Common Stock, par value $0.20 per share, as of March 31, 1995 was 10,089,191.

ASTEC INDUSTRIES, INC.

INDEX

                                                                 Page Number

PART I - Financial Information

	Item 1.  Financial Statements

		Consolidated Balance Sheets as of
		March 31, 1995, December 31, 1994
		and March 31, 1994

		Consolidated Statements of Income
		for the Three Months Ended
		March 31, 1995 and 1994

		Consolidated Statements of Cash Flows
		for the Three Months Ended March 31, 1995
		and 1994

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

2.	Receivables are net of allowance for doubtful accounts of $ 1,864,000,
$1,684,000 and $1,306,000 for March 31, 1995, December 31, 1994 and March 31,
1994, respectively.

3.	Inventories are stated at the lower of first-in, first-out, cost or market and consist of the following:

                                   (in thousands)


                      March 31, 1995     December 31, 1994      March 31,1994

Raw Materials           $ 23,822            $ 26,705               $ 21,394

Work-in-Process           20,390              14,380                  8,162

Finished Goods            25,373              15,225                 19,156


                        $ 69,585            $ 56,310               $ 48,712


4.	Property and equipment is stated at cost.  Property and equipment is net of accumulated depreciation of  $22,493,000, $23,529,000 and $20,866,000 for
March 31, 1995, December 31, 1994 and March 31, 1994, respectively.

5.	Earnings per share are computed in accordance with APB No. 15 and are based on the weighted average number of shares outstanding for each respective period.

6.	Certain customers have financed purchases of Astec products through arrangements in which Astec is contingently liable for customer debt aggregating approximately $12,485,000 at March 31,1995, $13,800,000 at December 31, 1994, and $14,557,000 at March 31, 1994.

7.	There have been no material developments in legal proceedings previously reported. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in Part I - Item 2 "Contingencies" of this Report.

8.	Approximately 20-30% of Astec's business volume normally occurs during the first three months of each year.



NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONT.

9.	As disclosed in Note 2 to the Company's financial statements included in the
 1994 Annual Report, the Company acquired the remaining shares of Wibau-Astec on November 7, 1995 and on October 17, 1994 the Company acquired the operating assets and liabilities of Gibat Ohl.  The following unaudited pro forma summary presents the consolidated results of operations for the three months ended March 31, 1994 as if the acquisitions of Wibau-Astec and Gibat Ohl had occurred at the beginning of 1994 after giving effect to
 certain adjustments.  The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results that would have occurred had the acquisitions occurred at the beginning of 1994 or of results which may occur in the future.

                                    							Three months ended
                                   							    March 31, 1994

Net sales	                           					      $ 54,052,000

Net income                       			 			           2,229,000

Net income per common and common equivalent shares       .23


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

	For the three-month period ended March 31, 1995, net sales increased by $11,318,000, compared to sales for the three-month period ended March 31, 1994, representing a 24.5% increase. International sales increased $136,000, to $8,036,000 for the quarter ended March 31, 1995 compared to the quarter ended March 31, 1994. International sales represent 14.0% and 17.1% of total sales for the three months ended March 31, 1995 and 1994, respectively.

	Gross profit increased $2,608,000 for the quarter ended March 31, 1995 compared to the quarter ended March 31, 1994. The gross profit percentage for the three months ended March 31, 1995 remained relatively stable at 23.7% compared to 23.9% for the same period in 1994.

	Selling, general, and administrative expenses for the first quarter of 1995 were $9,508,000 compared to $7,698,000 for the same period of 1994.  Selling, general and administrative expenses as a percentage of net sales were 16.5%
for the quarter ended March 31, 1995 compared to 16.7% in the first quarter of
1994.

	Interest expense increased to $467,000 for the quarter ended March 31, 1995 from $71,000 for the quarter ended March 31, 1994.  Interest expense as a percentage of net sales increased to .8% for the quarter ended March 31, 1995 from .2% for the same period of 1994. Approximately a third of the increase from 1994 to 1995 relates to interest expense on Industrial Revenue Bonds used for 1994 capital expenditures.  The remainder of the increase in interest expense for the first quarter of 1995 is attributable to usage of the
Company's revolving line of credit and increased interest rates on the credit line compared to the same period in 1994.

	Other income, net of other expense, was $543,000, or .9% of net sales for the quarter ended March 31, 1995, compared to net other expense of  $194,000, or
.4% of net sales for the quarter ended March 31, 1994.  Included in other income, net of expense for the quarter ended March 31, 1994 was a loss of
$723,000 from the Wibau-Astec joint venture. Excluding the effect of the loss from joint venture for the first quarter of 1994, the other income, net of expense as a percentage of net sales was 1.1% for the first quarter of
1994. The Company now owns 100% of Wibau-Astec and their operations are included in consolidated operating results.

	Income tax expense increased to $1,689,000 at March 31, 1995 from $99,000 at
March 31, 1994.  Years prior to 1995 benefited from tax loss carryforwards but most of 1995 and future earnings will be fully taxed.

	Backlog at March 31, 1995 was $67,862,000 compared to $54,593,000 at March 31, 1994. The backlog at March 31, 1995 includes amounts from the newly acquired CEI Enterprises, Inc., and from Wibau-Astec and Gibat Ohl. Excluding the backlog of these companies, the backlog at March 13, 1995 compared the that of March 31, 1994 for the remaining companies, in total, has remained stable.

	Earnings per share were $.25 for the first quarter of 1995 compared to $.29 for the same period of 1994.

Liquidity and Capital Resources

	As of March 31, 1995, the Company had working capital of $57,951,000 compared to $47,136,000 at March 31, 1994.

	Total short-term borrowings, including current maturities of long-term debt, were $8,404,000 at March 31, 1995.  Long-term debt less current maturities was
$23,310,000 at March 31,1995. Debt outstanding at March 31, 1995 consists of industrial revenue bonds issued to finance capital expenditures, short term notes payable issued to foreign subsidiaries for working capital and the outstanding balance on the revolving line of credit.

	Capital expenditures in 1995, for plant expansion and for further modern-ization of the Company's manufacturing processes, are expected to approach $10,000,000 which is $2,000,000 above budgeted capital expenditures. These expenditures are being financed using internally generated funds. Capital expenditures at March 31, 1995 were $5,266,000.

	In July, 1994, a new loan agreement was signed for $15,000,000 with The First
National Bank of Chicago that expires June 30, 1997.  The new loan agreement is an unsecured revolving line of credit. The outstanding balance on the revolving line of credit at March 31, 1995 was $10,270,000. The Company was in compliance with all financial covenants at March 31, 1995.

	On March 29, 1995, the Company announced completion of the acquisition of CEI Enterprises ("CEI") of Albuquerque, New Mexico for cash and Astec stock.
CEI manufactures heat transfer equipment and rubber blending systems for the hot mix asphalt industry. Astec plans to expand the CEI product line utilizing Heatec's industrial products technology and to use CEI as an outlet for products in the western part of the United States.

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

	The Company's Milwaukee based subsidiary, Telsmith, Inc., was a defendant in a patent infringement action brought by Nordberg, Inc., a manufacturer of a competing line of rock crushing equipment, seeking monetary damages and an injunction to cease an alleged infringement of a patent on certain components used in the production of its rock crushing equipment.  In the patent suit on March 30, 1995, the United States district Court for the Eastern District of Wisconsin issued a ruling in favor of the Company and entered a declaratory judgment in favor of Telsmith, Inc. and against Plaintiff Nordberg, Inc.
declaring that claims 8 through 11 and 13 of Nordberg's United States patent
No. 4,478, 373, entitled "Conical Crusher" are invalid.  The Court also entered judgment in favor of Telsmith, Inc. and against Nordberg, Inc. dismissing
Nordberg's claim of infringement against Telsmith.  The Company was naturally pleased with the court's decision, but has filed a Notice of Appeal asking the United States Court of Appeals for the Federal Circuit to overturn the trial court's decision not to award Telsmith its attorney's fees in the case.  As of May 1, 1995, Nordberg has not appealed, although it has additional time to do so.

	In the event of an appeal by Nordberg, the Company's patent counsel are confident that the trial court's decision on invalidity and infringement will stand and are hopeful that the Federal Circuit will overturn the trial court's decision not to award Telsmith's attorney's fees.

	On October 28, 1993, the Company was also named as a defendant in a patent infringement action brought by Gencor, Inc., a manufacturer of a competing line of asphalt plants, seeking monetary damages and an injunction to cease an alleged plant product line. This case was filed in the U.S. District Court for the Middle District of Florida, Orlando Division, and is currently in the discovery phase. Management believes this case to be without merit and intends to vigorously defend this suit; however, due to the uncertainties inherent in the litigation process, the Company is unable to predict the ultimate outcome of this litigation.

	Management has reviewed all claims and lawsuits and, upon the advice of its litigation counsel, has made provision for any estimable losses; however, the
Company is unable to predict the ultimate outcome of the outstanding claims and lawsuits.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

	There have been material developments in the legal proceedings previously reported by the registrant since the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 1994, described on Part I-Item 2, "Contingencies" of this report. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I - Item 2
"Contingencies" of this Report.

Item 6.  Exhibits

	(a)	The following Exhibits   are filed with this Report:

		11	Statement Regarding Computation of Per Share Earnings.

	(b)	Reports on Form 8-K.

		There were no reports on Form 8-K filed for the three months ended March 31, 1995.

SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ASTEC INDUSTRIES, INC.
(Registrant)


            5/8/95	                 				             /s/ J. Don Brock
            Date   					                                 J. Don Brock
                                  						        Chairman of the Board
                                               							  and President





           	5/8/95                            					/s/ Albert E. Guth
            Date                 					                 Albert E. Guth
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

                                   EXHIBIT 11


                Statement Regarding Computation of Per Share Earnings







ASTEC INDUSTRIES, INC.

EXHIBIT (11) - COMPUTATIONS OF EARNINGS PER SHARE

                                     3/31/95
                                 (in thousands)

Shares for Earnings Per Share Computations:
	Primary:
		Weighted average outstanding during year	                   	 10,011
		Common Stock equivalents for stock options		                     127

			TOTAL		                                                  			 10,138


	Fully Diluted:
		Weighted average outstanding during year                   		 10,011
		Common Stock equivalents for stock options		                     127

			TOTAL	                                                  				 10,138


Earnings Applicable to Common Stock:
	Net Income	                                             					   2,516


Earnings Per Share (Based on Weighted Average Number
	of Common and Common Equivalent Shares Outstanding):
		Net Income		                                           				      .25


Additional Computations of EPS:
	Fully Diluted:
		Net Income		                                          				       .25

 The Exhibits are numbered in accordance with Item 601 of Regulation S-K. Dilutive effect of common stock equivalents on both primary and fully diluted Earnings Per Share is less than 3% and, in accordance with APB Opinion No. 15, Earnings Per Share on the face of the Statements of Income is based on only the weighted average number of common shares outstanding. The above calculations have been provided for reporting purposes only.