Form 10-Q
period 1995-06-30
ASTEC INDUSTRIES INC
filed 1995-08-15
CIK 792987

FORM 10-Q

SECURITIES & EXCHANGE COMMISSION
Washington, D. C.  20549



(Mark One)

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1995.

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

YES___X______                                               NO__________


APPLICABLE ONLY TO CORPORATE ISSUERS

	The number of shares outstanding of registrant's Common
Stock, par value $0.20 per share, as of June 30, 1995 was 10,095,199.

<PGAE>
ASTEC INDUSTRIES, INC.

INDEX

Page Number


PART I - Financial Information

	Item 1.  Financial Statements-Unaudited

		Consolidated Balance Sheets as of
		June 30, 1995, December 31, 1994
		and June 30, 1994


		Consolidated Statements of Income
		for the Three Months and Six Months
		Ended June 30, 1995 and 1994


		Consolidated Statements of Cash Flows
		for the Six Months Ended June 30, 1995
		and 1994


		Notes to Unaudited Consolidated Financial
		Statements


	Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations

PART II - Other Information

	Item 1.  Legal Proceedings

	Item 6.  Exhibits


Signature Page

              ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS


                                JUNE 30           DECEMBER 31        JUNE 30
                                1995              1994               1994
        ASSETS
     CURRENT ASSETS
CASH AND CASH EQUIVALENTS       $1,751            $10,471            $3,126
RECEIVABLES - NET               40,674            30,068             24,914
INVENTORIES                     62,267            56,310             45,911
PREPAID EXPENSES AND OTHER       6,247             5,288              3,532
PATENT DAMAGE ESCROW FUNDS           0                 0             12,446
TOTAL CURRENT ASSETS           110,939           102,137             89,929
PROPERTY AND EQUIPMENT - NET    48,468            42,349             34,841
OTHER ASSETS                    12,586            11,478              4,420
TOTAL ASSETS                  $171,993          $155,964           $129,190

         LIABILITIES AND SHAREHOLDERS' EQUITY
                 CURRENT LIABILITIES

NOTES PAYABLE                   $1,098            $8,073                 $0
CURRENT MATURITIES OF
   LONG-TERM DEBT                  500               500               $500
ACCOUNTS PAYABLE - TRADE        22,911            14,262             15,263
RESERVE FOR PATENT DAMAGES           0                 0             13,387
OTHER ACCRUED LIABILITIES       18,624            26,302             12,721
TOTAL CURRENT LIABILITIES       43,133            49,137             41,871
LONG-TERM DEBT, LESS
   CURRENT MATURITIE            29,900            16,155             13,500
OTHER LONG-TERM LIABILITIES        227               299              1,602
TOTAL SHAREHOLDERS' EQUITY      98,733            90,373             72,217
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY         $171,993          $155,964           $129,190

                    ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                   (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                    UNAUDITED

                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                JUNE 30                       JUNE 30
                         1995           1994              1995        1994
NET SALES             $70,368        $62,694          $127,912    $108,920
COST OF SALES          56,357         48,681           100,264      83,878
GROSS PROFIT           14,011         14,013            27,648      25,042
S,G, & A EXPENSES      10,888          8,136            20,396      15,834
PATENT SUIT DAMAGES
  & EXPENSES                0             71                 0         162
INCOME FROM
  OPERATIONS            3,123          5,806             7,252       9,046
INTEREST EXPENSE          605            141             1,072         212
OTHER INCOME,
  NET OF EXPENSE        2,403           (129)            2,946        (323)
INCOME BEFORE
  INCOME TAXES          4,921           5,536            9,126       8,511
INCOME TAXES            2,411             324            4,100         423
NET INCOME             $2,510          $5,212           $5,026      $8,088





EARNINGS PER COMMON
   AND COMMON
   EQUIVALENT SHARE     $0.25           $0.53            $0.50       $0.83


WEIGHTED AVERAGE
   NUMBER OF COMMON AND
   COMMON EQUIVALENT
   SHARES OUTSTANDING  10,092,854     9,801,556       10,051,941   9,798,921

                 ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS)
                                 UNAUDITED
                                                     SIX MONTHS ENDED
                                           JUNE 30                  JUNE 30
                                             1995                     1994

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                  $5,026                   $8,088
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION              2,664                    1,867
  PROVISION FOR DOUBTFUL ACCOUNTS              147                      124
  PROVISION FOR INVENTORY RESERVE              964                      576
  PROVISION FOR WARRANTY RESERVE             2,553                    1,856
  FOREIGN CURRENCY TRANSLATION
     ADJUSTMENT                                (28)                       0
  GAIN ON SALE OF FIXED ASSETS                 106                      (18)
  GAIN ON SALE BUSINESS                       (468)

(INCREASE) DECREASE IN:
   RECEIVABLES                             (11,816)                  (6,551)
   INVENTORIES                              (9,831)                  (6,482)
   PREPAID EXPENSES AND OTHER               (1,171)                  (1,815)
   PATENT DAMAGE ESCROW FUNDS                                          (137)
   OTHER RECEIVABLES                          (434)                     602
   OTHER ASSETS                             (1,292)                  (1,780)

INCREASE (DECREASE) IN:
   ACCOUNTS PAYABLE                         11,287                    5,093
   ACCRUED PRODUCT WARRANTY                 (2,621)                  (1,130)
   OTHER ACCRUED LIABILITIES                (6,118)                  (1,431)
   TAXES PAYABLE                            (1,023)                    (404)
   RESERVE FOR PATENT DAMAGES                                            137

TOTAL ADJUSTMENTS                           (17,081)                  (9,493)

NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES                     (12,055)                  (1,405)

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALE OF PROPERTY
   AND EQUIPMENT - NET                            92                       58
EXPENDITURES FOR PROPERTY AND EQUIPMENT       (8,788)                 (12,999)
NET CASH OUTFLOW WITH SALE OF BUSINESS          (919)
CASH PAYMENTS IN CONNECTION WITH BUSINESS
   COMBINATION, NET OF CASH ACQUIRED            (835)
NET CASH USED BY INVESTING ACTIVITIES        (10,450)                 (12,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
NET BORROWINGS UNDER REVOLVING CREDIT LOAN    13,609                        0
BORROWINGS (REPAYMENTS) UNDER LOAN
   AND NOTE AGREEMENTS                           166                   13,990
PROCEEDS FROM ISSUANCE OF COMMON STOCK            10                       24
NET CASH PROVIDED BY FINANCING ACTIVITIES     13,785                   14,014

NET INCREASE (DECREASE) IN CASH               (8,720)                    (332)
CASH AT BEGINNING OF PERIOD                   10,471                    3,458

CASH AT END OF PERIOD                         $1,751                   $3,126

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

2.	Receivables are net of allowance for doubtful accounts of $ 1,308,000,
$1,684,000 and $1,292,000 for June 30, 1995, December 31, 1994
 and June 30, 1994, respectively.

3.	Inventories are stated at the lower of first-in, first-out, cost or market and consist of the following:

(in thousands)


                   June 30, 1995      December 31,1994      June 30, 1994

Raw Materials           $ 21,679             $  26,705           $ 19,193
Work-in-Process           12,966                14,380              9,160
Finished Goods            27,622                15,225             17,558

                        $ 62,267              $ 56,310           $ 45,911


4.	Property and equipment is stated at cost.  Property and
equipment is net of accumulated depreciation of $23,637,000, $23,529,000 and $21,560,000 for June 30, 1995, December 31, 1994
and June 30, 1994, respectively.

5.	Earnings per share are computed in accordance with APB No.
15 and are based on the weighted average number of shares outstanding for each respective period.

6.	Certain customers have financed purchases of Astec products
through arrangements in which Astec is contingently liable for customer debt aggregating approximately $11,660,000 at June 30, 1995, $13,800,000 at December 31, 1994, and $11,079,000 at June 30, 1994.

7.	There have been no material developments in legal proceedings previously reported. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I - Item 2
"Contingencies" of this Report.

8.	Approximately 50-55% of Astec's business volume normally
occurs during the first six months of each year.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL
STATEMENTS - CONT.

9.	As disclosed in Note 2 to the Company's financial statements included in the 1994 Annual Report, the Company acquired the remaining shares of Wibau-Astec on November 7, 1994 and on October
17, 1994 the Company acquired the operating assets and liabilities of Gibat Ohl. Effective June 30, 1995 the Company sold 100% of the stock of Wibau-Astec to Wirtgen Gesellschaft mit beschrankter
Haftung, a German equipment manufacturer. The following unaudited pro forma summary presents the consolidated results of operations for the three and six months ended June 30, 1995 and 1994 as if the acquisition of Gibat Ohl and the disposition of Wibau-Astec had occurred at the beginning of these years after giving effect to certain adjustments. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results that would have occurred had the transaction occurred at the beginning of 1994 and 1995 or of results which may occur in the future.


                                       (in thousands)

                 Three months ended  Three months ended      Six months ended    Six months ended
                 June 30, 1994       June 30, 1995           June 30, 1994       June 30, 1995

Net sales        $66,623             $67,901                 $118,631            $123,101

Net income         6,053               2,484                    9,697               5,168

Net income per
common and
common
equivalent share    $.62                $.25                     $.99                 $.51

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF
OPERATION

Results of Operations

	For the three-month period ended June 30, 1995, net sales increased to $70,368,000 from $62,694,000 for the three-month period ended June 30, 1994, representing a 12.2% increase. At June 30, 1994 the Company owned only 50% of Wibau-Astec and its operations were accounted for on the equity basis of accounting and were not included in consolidated sales, gross profit or selling, general & administrative expenses. Excluding the sales of CEI Enterprises, Inc. ("CEI"),which was acquired in the first quarter of 1995, and Wibau-Astec and Gibat Ohl, which were acquired in the fourth quarter of 1994, sales declined $4,280,000 or 6.8% primarily due to softness in the mobile equipment and trencher equipment markets. International sales excluding sales from CEI, Wibau-Astec and Gibat Ohl, increased from $12,791,000 for the quarter ended June 30, 1994, to $19,847,000 for the quarter ended June 30, 1995, representing a 55.2% increase. International sales represent 28.2% and 20.4% of total sales for the three months ended
June 30, 1995 and 1994, respectively. For the six-month period ended June 30, 1995, net sales were $127,912,000 compared to net sales of $108,920,000 for the same period of 1994, representing a 17.4% increase. However, CEI, Wibau-Astec, and Gibat Ohl accounted for $16,655,000 of the $18,992,000 increase. For the six months ended

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION -
CONT.

June 30, 1995 international sales increased to $27,883,000 from $20,691,000 for the six months ended June 30, 1994, representing a 34.8% increase. International sales from domestic subsidiaries represent 21.8% and 19.0% of total net sales, for the six months ended June 30, 1995 and 1994, respectively. The increase in international sales for the three and six months ended June 30, 1995 was due mainly to several large shipments to the Far East during the second quarter of 1995.

	Gross profit for the quarter ended June 30, 1995 decreased slightly to $14,011,000, from $14,013,000 for the quarter ended June
30, 1994. The gross profit percentage for the three months ended June 30, 1995 and 1994 was 19.9% and 22.4%, respectively. Softness in the mobile equipment and trencher markets, coupled with inefficiencies associated with the relocation of Trencor, Inc. and consolidation of Telsmith, Inc. into new manufacturing facilities offset the added gross profit from CEI, Gibat Ohl and Wibau-Astec and improvements in other subsidiaries during the second quarter of 1995. Gross profit for the six months ended June 30, 1995 increased to $27,648,000 from $25,042,000 at June 30, 1994, a 10.4% increase, but the gross profit percentage declined from 23.0% to 21.6%. Most of the improvement in the gross profit dollars is accounted for by the new subsidiaries. The year-to-date decline in the gross profit percentage is primarily attributable to the softness in the trencher market, a new product line recently introduced by Trencor, which has yet to attain positive margins, inefficiencies in the two new manufacturing facilities, and low margins in the German operations.

	Selling, general, and administrative expenses for the second quarter of 1995 were $10,888,000 or 15.5% of net sales, compared to $8,136,000 or 13.0% of net sales for the same period of 1994. Selling, general and administrative expenses for the second quarter of 1995 include the expenses of Wibau-Astec, CEI and Gibat Ohl which total approximately $2,400,000. The Company did not own Gibat Ohl or CEI during the second quarter of 1994. For the six months ended June 30, 1995 and 1994, selling, general and administrative expenses were $20,396,000 or 15.9% of net sales and $15,834,000 or 14.5% of net sales, respectively. Wibau-Astec, CEI and Gibat Ohl account for $3,888,000 of the increases in selling, general and administrative expenses for the six months ended June 30, 1995. Other increases in expenses include legal, international travel, commissions and promotion expenses related to equipment shows.

	Interest expense increased to $605,000 for the quarter ended
June 30, 1995 from $141,000 for the quarter ended June 30, 1994.
Interest expense as a percentage of net sales increased to .9% for the quarter ended June 30, 1995 from .2% for the same period of 1994. Approximately one-fourth of the increase in interest expense for the quarter relates to interest on Industrial Revenue Bonds used for 1994 capital expenditures. The Industrial Revenue Bonds were outstanding
only a portion of the second quarter of 1994.   The remainder of the
increase in interest expense for the second quarter of 1995 is attributable to usage of the Company's revolving line of credit. Interest expense for the six months ended June 30, 1995 and 1994 was $1,072,000 and $212,000, respectively, with the majority of the increase relating to usage of the Company's revolving line of credit.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION -
CONT.

	Other income, net of other expense, was $2,403,000, or 3.4% of net sales for the quarter ended June 30, 1995, compared to net other expense of $129,000, or .2% of net sales for the quarter ended June 30, 1994. Included in other income, for the quarter ended June 30, 1995 is a pre-tax gain and related other income from the sale of Wibau-Astec of approximately $2,000,000. Other income, for the second quarter of 1994 included a loss of approximately $501,000 from the Wibau-Astec joint venture. Excluding the effect of the loss from the joint venture for the second quarter of 1994, the other income, net of expense as a percentage of net sales was .6%. Other income, net of expense increased to $2,946,000 at June 30, 1995 from a net other expense of $323,000 at June 30, 1994. Excluding the Wibau-Astec related income, the other income is approximately $946,000 for the six months ended June 30, 1995. The loss on the Wibau-Astec joint venture in the six months ended June 30, 1994 was $1,224,000. Excluding the loss, other income was $901,000 for the six months ended June 30, 1994.

	Income tax expense for the second quarter increased to $2,411,000 at June 30, 1995 from $324,000 at June 30, 1994. Income tax expense for the six months ended June 30, 1995 and 1994 was $4,100,000 and $423,000, respectively. Years prior to 1995 benefited from tax loss carryforwards, but most of 1995 and future earnings will be fully taxed. Tax expense was higher than normal during the second quarter of 1995 because of the German tax expense and the disposition of deferred tax assets related to the sale of Wibau-Astec.

	Backlog at June 30, 1995 was $47,586,000 compared to $37,714,000 at June 30, 1994. The backlog at June 30, 1995 includes amounts from the newly acquired CEI and from Gibat Ohl. Excluding the backlog of these companies, the backlog at June 30, 1995 compared to that of June 30, 1994 for the remaining companies, in total, has increased approximately $1,550,000.

	Earnings per share were $.25 for the second quarter of 1995 compared to $.53 for the same period of 1994. Earnings per share for the six months ended June 30, 1995 were $.50 compared to $.83 for the same period in 1994.

Liquidity and Capital Resources

	As of June 30, 1995, the Company had working capital of $67,806,000 compared to $48,058,000 at June 30, 1994.

	Total short-term borrowings, including current maturities of long-term debt, were $1,598,000 at June 30, 1995. Long-term debt less current maturities was $29,900,000 at June 30,1995. Debt outstanding at June 30, 1995 consists of industrial revenue bonds issued to finance capital expenditures, short term notes payable issued by foreign subsidiaries for working capital and the outstanding balance on the revolving line of credit.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION -
CONT.

	Capital expenditures in 1995, for plant expansion and for further modernization of the Company's manufacturing processes, are expected to approach $10,000,000. The Company expects to finance these expenditures using internally generated funds. Capital expenditures at June 30, 1995 were $8,788,000.

	In July, 1994, an unsecured revolving line of credit was signed for $15,000,000 with The First National Bank of Chicago that expires June 30, 1997. On May 22, 1995, the Company amended the agreement to increase the revolving line to $22,000,000. The outstanding balance on the revolving line of credit at June 30, 1995 was $16,860,000. The Company was in compliance with all financial covenants at June 30, 1995.

	On July 24, 1995, the Company announced the sale of 100% of the stock of Wibau-Astec, a German subsidiary, to Wirtgen Gesellschaft mit beschrankter Haftung, a German equipment manufacturer for cash and other considerations including the assumption of Wibau debt by Wirtgen. The Astec technology used by Wibau-Astec was not included in the sale but was purchased by the Company's remaining German subsidiary, Gibat Ohl.

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

	The Company's Milwaukee based subsidiary, Telsmith, Inc., was a defendant in a patent infringement action brought by Nordberg, Inc., a manufacturer of a competing line of rock crushing equipment, seeking monetary damages and an injunction to cease an alleged infringement of a patent on certain components used in the production of its rock crushing equipment. In the patent suit on March 30, 1995, the United States district Court for the Eastern District of Wisconsin issued a ruling in favor of the Company and entered a declaratory judgment in favor of Telsmith, Inc. and against Plaintiff Nordberg, Inc. declaring that claims 8 through 11 and 13 of Nordberg's United States patent
No. 4,478, 373, entitled "Conical Crusher" are invalid. The Court also entered judgment in favor of Telsmith, Inc. and against Nordberg, Inc. dismissing Nordberg's claim of infringement against Telsmith. The
Company was pleased with the court's decision, but has filed a Notice of Appeal asking the United States Court of Appeals for the Federal
Circuit to overturn the trial court's decision not to award Telsmith its attorney's fees in the case. Nordberg did not cross-appeal to the Federal Circuit on the Telsmith judgment. The time for doing so has now expired. The judgment has therefore become "final" as to those issues not raised by Telsmith on appeal.

	On October 28, 1993, the Company was also named as a defendant in a patent infringement action brought by Gencor, Inc., a manufacturer of a competing line of asphalt plants, seeking monetary damages and an injunction to cease an alleged plant product line. This case was filed in the U.S. District Court for the Middle District of Florida, Orlando Division, and is still in the discovery phase. On July 14, 1995, the court entered an order granting in part the Company's motion for summary judgment on the issue of infringement of the subject Gencor patent. The court held as a matter of law that the Company is not guilty of literal infringement of the subject patent. The court did, however, rule that there is a triable issue of fact as to whether the Company's double barrel drum mixer infringes the subject Gencor patent under the doctrine of equivalents, this significantly limiting the grounds on which Gencor can pursue the infringement claim against the Company. The court has not yet ruled on the Company's motion for summary judgment to limit recoverable damages in the case to a reasonable royalty. Trial is presently set to commence on October 23, 1995 in Orlando. Management believes this case to be without merit and intends to vigorously defend this suit; however, due to the uncertainties inherent in the litigation process, the Company is unable to predict the ultimate outcome of this litigation.

	Management has reviewed all claims and lawsuits and, upon the advice of its litigation counsel, has made provision for any estimable losses; however, the Company is unable to predict the ultimate outcome of the outstanding claims and lawsuits.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

	There have been no material developments in the legal proceedings previously reported by the registrant since the filing of its Quarterly Report on Form 10Q for the quarter ended March 31, 1995, described on Part I-Item 2, "Contingencies" of this report. See
"Management's Discussion and Analysis of Financial Condition and
Results of Operations" in Part I - Item 2 "Contingencies" of this Report.

Item 6.  Exhibits and Reports on Form 8-K

	(a)	The following Exhibits   are filed with this Report:

		11	Statement Regarding Computation of Per Share
Earnings.

	(b)	Reports on Form 8-K.


		There were no reports on Form 8-K filed for the three
months ended June 			30, 1995.


SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ASTEC INDUSTRIES, INC.
(Registrant)


  8/15/95					            /s/ J. Don Brock
   Date	 				                 J. Don Brock
           						        Chairman of the Board
                							  and President





	8/15/95	         					/s/ Albert E. Guth
  Date	 		                 Albert E. Guth
                    							Senior Vice President
                    							Treasurer, Secretary
                    							and Principal Financial
	                         	Officer

EXHIBIT 11


Statement Regarding Computation of Per Share Earnings

ASTEC INDUSTRIES, INC.

EXHIBIT (11) - COMPUTATIONS OF EARNINGS PER SHARE

6/30/95
(in thousands)

Shares for Earnings Per Share Computations:
	Primary:
        		Weighted average outstanding during year	         	 10,052
        		Common Stock equivalents for stock options	      	     126

	        	TOTAL					                                         	10,178


	Fully Diluted:
	        	Weighted average outstanding during year	         	 10,052
        		Common Stock equivalents for stock options	      	     127

        		TOTAL					                                         	10,179


Earnings Applicable to Common Stock:
         	Net Income						                                 	   5,026


Earnings Per Share (Based on Weighted Average Number
	of Common and Common Equivalent Shares Outstanding):
	        	Net Income					                                 	      .50


Additional Computations of EPS:
	Fully Diluted:
 	       	Net Income                                     	       .50


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