Form 10-Q
period 1995-09-30
ASTEC INDUSTRIES INC
filed 1995-11-15
CIK 792987

FORM 10-Q

SECURITIES & EXCHANGE COMMISSION
Washington, D. C.  20549



(Mark One)

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30,
1995.

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

(423) 867-4210
(Registrant's Telephone Number, Including Area Code)


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES___X______                                               NO__________


APPLICABLE ONLY TO CORPORATE ISSUERS

	The number of shares outstanding of registrant's Common
Stock, par value $0.20 per share, as of September 30, 1995 was 10,092,199.

ASTEC INDUSTRIES, INC.

INDEX

Page Number


PART I - Financial Information

	Item 1.  Financial Statements-Unaudited

		Consolidated Balance Sheets as of
		September 30, 1995, December 31, 1994
		and September 30, 1994


		Consolidated Statements of Income
		for the Three Months and Nine Months
		Ended September 30, 1995 and 1994


		Consolidated Statements of Cash Flows
		for the Nine Months Ended September 30, 1995
		and 1994


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

2.	Receivables are net of allowance for doubtful accounts of $1,671,000,
$1,684,000 and $1,054,000 for September 30, 1995, December 31, 1994 and
September 30, 1994, respectively.

3.	Inventories are stated at the lower of first-in, first-out, cost or market and consist of the following:
                                  (in thousands)


                 September 30,1995    December 31, 1994     September 30, 1994

Raw Materials              $25,471            $  26,705               $ 19,028
Work-in-Process              9,526               14,380                  7,242
Finished Goods              21,413               15,225                 19,885


Total                      $56,410             $ 56,310               $ 46,155


4.	Property and equipment is stated at cost.  Property and equipment is net of accumulated depreciation of  $23,264,000, $23,529,000 and $22,414,000 for
September 30, 1995, December 31, 1994 and September 30, 1994, respectively.

5.	Earnings per share are computed in accordance with APB No. 15 and are based on  the weighted average number of shares outstanding for each respective period.

6.	Certain customers have financed purchases of Astec products through arrangements in which Astec is contingently liable for customer debt aggregating approximately $7,639,000 at September 30, 1995, $13,800,000 at December 31, 1994, and $12,215,000 at September 30, 1994.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONT.

9.	As disclosed in Note 2 to the Company's financial statements included in the
 1994  Annual Report, the Company acquired the remaining shares of Wibau-Astec on November  7, 1994 and on October 17, 1994 the Company acquired the operating assets and liabilities  of Gibat Ohl.  Effective June 30, 1995 the
Company sold 100% of the stock of Wibau-Astec to Wirtgen Gesellschaft mit beschrankter Haftung, a German equipment manufacturer.  The following unaudited pro forma summary presents the consolidated
results of operations for the three and nine months ended September 30, 1995 and 1994 as if the acquisition of Gibat Ohl and the disposition of Wibau-Astec had occurred at the beginning of these years after giving effect to certain adjustments.  The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of
the results that would have occurred had the transaction occurred at the beginning of 1994 and 1995 or of results which may occur in the future.

                                      (in thousands)


                     Three          Three            Nine              Nine
                     months         months           months            months
                     ended          ended            ended             ended
                     September 30,  September 30,    September 30,     September 30,
                     1994           1995             1994              1995
Net sales            $49,987        $65,015          $168,618          $188,116

Net income             3,522          2,768            13,291             8,483

Net income per
common and
common equivalent
share                   $.36           $.27             $1.35              $.84


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        	FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

	For the three-month period ended September 30, 1995, net sales increased to
$65,015,000 from $49,021,000 for the same period of 1994, representing a 32.6%
increase.  At September 30, 1994 the Company owned only 50% of Wibau-Astec and its operations were accounted for on the equity basis of accounting and were not included in consolidated sales, gross profit or selling, general &
administrative expenses.  Excluding the sales of CEI Enterprises, Inc.
("CEI"),which was acquired in the first quarter of 1995,
and Wibau-Astec and Gibat Ohl, which were acquired in the fourth quarter of
1994, sales increased to $55,014,000 or 12.2% for the third quarter ended
September 30, 1995. International sales by domestic subsidiaries, increased from $14,846,000 for the quarter
ended September 30, 1994, to $15,203,000 for the quarter ended September 30,
1995, representing a 2.4% increase.  International sales represent 23.4% and
30.3% of total sales for the three months ended September 30, 1995 and 1994, respectively.  For  the nine-month period ended September 30, 1995, net sales were $192,927,000 compared to net sales of $157,941,000 for the same period of 1994, representing a 22.2% increase.  CEI, Wibau-Astec and Gibat Ohl accounted for $9,396,000 or 26.9% of the $34,986,000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION - CONT.

increase in sales for the nine months ended September 30, 1995. For the nine months ended September 30, 1995 international sales increased to $43,086,000 from $35,537,000 for the nine months ended September 30, 1994, representing a
21.2% increase.   International sales from domestic subsidiaries represent
22.3% and 22.5% of total net sales, for the nine months ended September 30, 1995 and 1994, respectively.

	Gross profit for the quarter ended September 30, 1995 increased to $13,298,000, from $11,216,000 for the quarter ended September 30, 1994.  The gross profit percentage  for the three months ended September 30, 1995 and 1994 was 20.5%
and 22.9%,  respectively. Gross profit for the nine months ended September 30,
1995 increased to  $40,946,000 from $36,258,000 at September 30, 1994, a 12.9%
increase, but the gross  profit percentage declined from 23.0% to 21.2%. The quarter and year-to-date declines in the gross profit percentage is primarily attributable to the softness in the trencher market, a
new product line recently introduced by Trencor which has yet to attain positive margins, and low margins in the German operation.

	Selling, general, and administrative expenses for the third quarter of 1995 were $9,255,000 or 14.2% of net sales, compared to $7,998,000 or 16.3% of net sales for the same period of 1994.  Selling, general and administrative expenses for the third quarter of 1995 include the expenses of  Wibau-Astec,
CEI and Gibat Ohl which total approximately $973,000. The Company did not own Gibat Ohl or CEI during the third quarter of 1994. For the nine months ended September 30, 1995 and 1994, selling, general and
administrative expenses were $29,651,000 or 15.4% of net sales and $23,832,000 or 15.1% of net sales, respectively.  Wibau-Astec, CEI and Gibat Ohl account for $4,861,000 of the increases in selling, general and administrative expenses for the nine months ended September 30, 1995.  Other increases in expenses for the nine months ended September 30, 1995 include legal, international travel, commissions and promotion expenses related to equipment shows.

	Interest expense increased to $546,000 for the quarter ended September 30, 1995 from $119,000 for the quarter ended September 30, 1994. Interest expense as a percentage of net sales increased to 0.8% for the quarter ended September
30, 1995 from 0.2% for the same period of 1994. The increase in interest expense for the third quarter of 1995 is attributable to usage of the Company's revolving line of credit. Interest expense for the nine months ended September 30, 1995 and 1994 was $1,618,000 and $331,000, respectively, with the majority of the increase relating to usage of the Company's revolving line of credit.
Inventory built in anticipation of an even larger increase in sales and the increase in trade receivables are principally responsible for the increase in the usage of the revolving line of credit.

	Other income, net of other expense, was $367,000, or 0.6% of net sales for the quarter ended September 30, 1995, compared to other income net of expense of
$321,000, or 0.7% of net sales for the quarter ended September 30, 1994. Other income, net of expense for the quarter ended September 30, 1995 includes
$150,000 from a settlement related to the violation of a patent owned by the
Company.  Other income, for the third quarter of 1994 included a loss of approximately $517,000 from the Wibau-Astec

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION - CONT.

joint venture. Excluding the effect of the loss from the joint venture for the third quarter of 1994, the other income, net of expense was $838,000 or 1.7% of net sales for the nine months. Other income, net of expense increased to $3,313,000 at September 30, 1995 from a net other expense of $2,000 at September 30, 1994. For the nine months ended
September 30, 1994, other income net of expense included a loss from the Wibau-Astec joint venture of $1,740,000. Excluding the loss, other income was $1,738,000 for the nine months ended September 30, 1994. In addition to the cash settlement above, other income for the nine months ended September 30, 1995 includes a pre-tax gain and related other income from the sale of Wibau-Astec of approximately $2,000,000.

	Income tax expense for the third quarter of 1995 increased to $1,096,000 from
$246,000 for the third quarter of 1994.  Income tax expense for the nine months ended September 30, 1995 and 1994 was $5,196,000 and $669,000, respectively.
 Years prior to 1995 benefited from tax loss carryforwards, but most of 1995 and future earnings will be fully taxed.

	Backlog at September 30, 1995 was $29,721,000 compared to $28,737,000 at September 30, 1994. The backlog at September 30, 1995 includes amounts from the newly acquired CEI and from Gibat Ohl. Excluding the backlog of these companies, the backlog at September 30, 1995 compared to that of September 30, 1994 for the remaining companies, in total, has decreased approximately $1,788,000.

	Earnings per share were $.27 for the third quarter of 1995 compared to $.32 for the same period of 1994.  Earnings per share for the nine months ended
September 30, 1995 were $.77 compared to $1.14 for the same period in 1994.

Liquidity and Capital Resources

	As of September 30, 1995, the Company had working capital of $68,759,000 compared to $53,710,000 at September 30, 1994.

	Total short-term borrowings, including current maturities of long-term debt, were $2,417,000 September 30, 1995.  Long-term debt less current maturities was
$26,780,000 at September 30,1995. Debt outstanding at September 30, 1995 consists of industrial revenue bonds issued to finance capital expenditures, short term notes payable issued by foreign subsidiaries for working capital and the outstanding balance on the revolving line of credit.

	Capital expenditures in 1995, for plant expansion and for further modernization of the Company's manufacturing processes, are expected to approach $15,000,000. The Company expects to finance these expenditures using internally generated funds. Capital expenditures at September 30, 1995 were $13,740,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION - CONT.

	In July, 1994, an unsecured revolving line of credit was signed for $15,000,000 with The First National Bank of Chicago that expires September 30, 1997. On May 22, 1995, the Company amended the agreement to increase the revolving line to $22,000,000. The outstanding balance on the revolving line of credit at September 30, 1995 was $13,740,000. The Company was in violation of the capital expenditures covenant which limits 1995 capital expenditures to $10,000,000. A waiver for this violation has been received from The First National Bank of Chicago. The Company was in compliance with all remaining financial covenants at September 30, 1995.

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

Contingencies

	The Company is engaged in certain pending litigation involving claims or other matters arising in the normal course of business. Most of these claims involve product liability or other tort claims for property damage or personal injury against which the Company is insured. As a part of its litigation management program, the Company maintains general liability insurance covering product liability and other similar tort claims providing the Company coverage of $13,000,000 subject to a substantial self-insured retention under the terms of which the Company has the right to coordinate and control the
management of its claims and the defense of these actions.

	The Company's Milwaukee based subsidiary, Telsmith, Inc., was a defendant in a patent infringement action brought by Nordberg, Inc., a manufacturer of a competing line of rock crushing equipment, seeking monetary damages and an injunction to cease an alleged infringement of a patent on certain components used in the production of its rock crushing equipment.  In the patent suit on
March 30, 1995, the United States district Court
for the Eastern District of Wisconsin issued a ruling in favor of the Company and entered a declaratory judgment in favor of Telsmith, Inc. and against
Plaintiff Nordberg, Inc. declaring that claims 8 through 11 and 13 of
Nordberg's United States patent No. 4,478, 373, entitled "Conical Crusher"
are invalid.  The Court also entered judgment in favor of Telsmith, Inc. and against Nordberg, Inc. dismissing Nordberg's claim of
infringement against Telsmith.  The Company was pleased with the court's decision, but has filed a Notice of Appeal asking the United States Court of
Appeals for the Federal Circuit to overturn the trial court's decision not to award Telsmith its attorney's fees in the case.  Nordberg did not cross-appeal to the Federal Circuit on the Telsmith judgment.  The time for doing so has now expired.  The judgment has therefore become "final" as to those issues not raised by Telsmith on appeal.  Briefing on the Telsmith appeal has been  complete, and the parties are awaiting word from the Court as to where oral argument will  be held.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION - CONT.

	On October 28, 1993, the Company was also named as a defendant in a patent infringement action brought by Gencor, Inc., a manufacturer of a competing line of asphalt plants, seeking monetary damages and an injunction to cease an alleged plant product line. This case was filed in the U.S. District Court for the Middle District of Florida, and is still in the discovery phase.  On July
 14, 1995, the court entered an order granting in part the Company's motion for summary judgment on the issue of infringement of the subject Gencor patent. The court held as a matter of law that the Company is not guilty of literal infringement of the subject patent. The court did, however, rule that there is a triable issue of fact as to whether the Company's double barrel drum mixer infringes the subject Gencor patent under the doctrine of equivalents, thus significantly limiting the grounds on which Gencor can pursue the infringement claim against the Company. Trial is presently set to commence on January 22, 1996 in Orlando.
 Management believes this case to be without merit and intends to vigorously defend this suit; however, due to the uncertainties inherent in the litigation process, the Company is unable to predict the ultimate outcome of this litigation.

	Management has reviewed all claims and lawsuits and, upon the advice of its litigation counsel, has made provision for any estimable losses; however, the
Company is unable to predict the ultimate outcome of the outstanding claims and lawsuits.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

	There have been no material developments in the legal proceedings previously reported by the registrant since the filing of its Quarterly Report on Form 10Q for the quarter ended June 30, 1995, described on Part I - Item 2,
"Contingencies" of this report.  See "Management's Discussion and Analysis of
Financial Condition and Results of Operations" in Part I - Item 2 Contingencies"
of this Report.

Item 6.  Exhibits and Reports on Form 8-K

	(a)	The following Exhibits   are filed with this Report:

		11	Statement Regarding Computation of Per Share Earnings.

	(b)	Reports on Form 8-K.

		There were no reports on Form 8-K filed for the three months ended September 30, 1995.

SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ASTEC INDUSTRIES, INC.
(Registrant)


            11/15/95 	                    			            /s/ J. Don Brock
              Date		 			                                     J. Don Brock
                                      						        Chairman of the Board
                                                   							  and President





	           11/14/95				                              	/s/ Albert E. Guth
          	   Date			                   		                 Albert E. Guth
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

                                 EXHIBIT 11


              Statement Regarding Computation of Per Share Earnings

                               ASTEC INDUSTRIES, INC.

                  EXHIBIT (11) - COMPUTATIONS OF EARNINGS PER SHARE

                                      9/30/95
                                    (in thousands)

Shares for Earnings Per Share Computations:
	Primary:
		Weighted average outstanding during year		                    10,065
		Common Stock equivalents for stock options		                     124

		TOTAL                                                  					 	10,189


	Fully Diluted:
		Weighted average outstanding during year		                    10,065
		Common Stock equivalents for stock options		                     125

		TOTAL                                                  					 	10,190


Earnings Applicable to Common Stock:
	Net Income		                                            					   7,794


Earnings Per Share (Based on Weighted Average Number
	of Common and Common Equivalent Shares Outstanding):
		Net Income		                                           				      .77


Additional Computations of EPS:
	Fully Diluted:
		Net Income	                                          					       .77


 Dilutive effect of common stock equivalents on both primary and fully diluted Earnings Per Share is less than 3% and, in accordance with APB Opinion No. 15, Earnings Per Share on the face of the Statements of Income is based on only the weighted average number of common shares outstanding. The above calculations have been provided for reporting purposes only.

PART I                 ITEM I                        FINANCIAl STATEMENTS

           ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS

ACCOUNT DESCRIPTION               SEPTEMBER 30    DECEMBER 31    SEPTEMBER 30
                                  1995            1994           1994
ASSETS
CURRENT ASSETS
CASH AND CASH EQUIVALENTS         $2,008          $10,471        $1,677
RECEIVABLES - NET                 41,906          30,068         27,270
INVENTORIES                       56,410          56,310         46,155
PREPAID EXPENSES AND OTHER        4,595           5,288          5,833
PATENT DAMAGE ESCROW FUNDS        0               0              12,795

TOTAL CURRENT ASSETS             104,919          102,137        93,730

PROPERTY AND EQUIPMENT - NET     48,922           42,349         37,751
OTHER ASSETS                     11,016           11,478         3,385

TOTAL ASSETS                     $164,857         $155,964       $134,866

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

NOTES PAYABLE                    $1,917           $8,073
CURRENT MATURITIES OF
    LONG-TERM DEBT               500              500             $500

ACCOUNTS PAYABLE - TRADE         16,271           14,262          13,183
RESERVE FOR PATENT DAMAGES       0                0               13,736
OTHER ACCRUED LIABILITIES        17,471           26,302          12,601

TOTAL CURRENT LIABILITIES        36,159           49,137          40,020


LONG-TERM DEBT, LESS CURRENT
     MATURITIES                  26,780           16,155           18,700
OTHER LONG-TERM LIABILITIES      654              299              793

TOTAL SHAREHOLDERS' EQUITY       101,264          90,373           75,353

TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY        $164,857         $155,964         $134,866

               ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
             (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                             UNAUDITED

                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                  SEPTEMBER 30                 SEPTEMBER 30
                               1995         1994       1995        1994

SALES                          $65,015      $49,021    $192,927    $157,941
COST OF SALES                  51,717       37,805     151,981     121,683
GROSS PROFIT                   13,298       11,216      40,946      36,258

S,G, & A EXPENSES              9,255        7,998      29,651      23,832
PATENT SUIT DAMAGES
   & EXPENSES                  0           43          0           205
INCOME FROM OPERATIONS         4,043        3,175      11,295      12,221
INTEREST EXPENSE               546          119        1,618       331
OTHER INCOME, NET OF EXPENSE   367          321        3,313       (2)

INCOME BEFORE INCOME TAXES     3,864        3,377      12,990      11,888
INCOME TAXES                   1,096          246       5,196         669

NET INCOME                     $2,768       $3,131      $7,794     $11,219




EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE        $0.27        $0.32       $0.77       $1.14


WEIGHTED AVERAGE NUMBER
OF COMMON AND
COMMON EQUIVALENT SHARES
OUTSTANDING                    10,092,199    9,805,185  10,065,101   9,801,032

            ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (IN THOUSANDS)
                          UNAUDITED

                                                NINE MONTHS ENDED
                                         SEPTEMBER 30             SEPTEMBER 30
                                         1995                     1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                              $7,794                  $11,219
  ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION         3,796                    2,898
    PROVISION FOR DOUBTFUL ACCOUNTS       265                      141
    PROVISION FOR INVENTORY RESERVE       1,806                    1,422
    PROVISION FOR WARRANTY RESERVE        2,670                    2,313
    FOREIGN CURRENCY TRANSLATION
         ADJUSTMENT                       (265)
   (GAIN) LOSS ON SALE OF FIXED ASSETS    146                     (144)
   (GAIN) ON SALE BUSINESS                (468)

(INCREASE) DECREASE IN:
   RECEIVABLES                            (13,869)                (9,149)
   INVENTORIES                            (4,815)                 (7,572)
   PREPAID EXPENSES AND OTHER             497                     (4,211)
   PATENT DAMAGE ESCROW FUNDS                                     (486)
   OTHER RECEIVABLES                      269                      828
   OTHER ASSETS                           376                     (710)
INCREASE (DECREASE) IN:
   ACCOUNTS PAYABLE                       4,647                    3,014
   ACCRUED PRODUCT WARRANTY               (2,940)                  (1,590)
   OTHER ACCRUED LIABILITIES              (7,559)                  (2,521)
   TAXES PAYABLE                          (104)                    (241)
   RESERVE FOR PATENT DAMAGES                                      486

  TOTAL ADJUSTMENTS                       (15,548)                 (15,522)

  NET CASH PROVIDED (USED) BY
      OPERATING ACTIVITIES                (7,754)                  (4,303)

CASH FLOWS FROM INVESTING ACTIVITIES:
  PROCEEDS FROM SALE OF PROPERTY
      AND EQUIPMENT - NET                 86                        278
  EXPENDITURES FOR PROPERTY AND
      EQUIPMENT                           (10,525)                  (16,977)
  NET CASH OUTFLOW WITH SALE OF BUSINESS  (919)
  CASH PAYMENTS IN CONNECTION WITH BUSINESS
    COMBINATION, NET OF CASH ACQUIRED     (835)

  NET CASH USED BY INVESTING ACTIVITIES   (12,193)                 (16,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
  NET BORROWINGS UNDER REVOLVING
      CREDIT LOAN                         10,489                    5,200
  BORROWINGS (REPAYMENTS) UNDER LOAN
        AND NOTE AGREEMENTS               985                       13,990
  PROCEEDS FROM ISSUANCE OF COMMON STOCK  10                        31

  NET CASH PROVIDED BY FINANCING
        ACTIVITIES                        11,484                   19,221

  NET INCREASE (DECREASE) IN CASH         (8,463)                  (1,781)
  CASH AT BEGINNING OF PERIOD             10,471                    3,458

  CASH AT END OF PERIOD                   $2,008                   $1,677