Form 10-Q/A
period 1995-06-30
ASTEC INDUSTRIES INC
filed 1996-03-14
CIK 792987

SECURITIES & EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q/A
(As Amended)
(Mark One)

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

YES      _____X____                                    NO__________


APPLICABLE ONLY TO CORPORATE ISSUERS

	The number of shares outstanding of registrant's Common Stock, par value $0.20 per share, as of June 30, 1995 was 10,092,199.



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


PART II - Other Information

	Item 1.  Legal Proceedings


	Item 6.  Exhibits


  Signature Page

PART I                          ITEM I                FINANCIAL STATEMENTS

ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS AMENDED
(IN THOUSANDS)
UNAUDITED

ACCOUNT DESCRIPTION                  JUNE 30        DECEMBER 31        JUNE 30
                                        1995               1994           1994

ASSETS
CURRENT ASSETS

CASH AND CASH EQUIVALENTS             $1,751            $10,471         $3,126
RECEIVABLES - NET                     40,674             30,068         24,914
INVENTORIES                           62,267             56,310         45,911
PREPAID EXPENSES AND OTHER             6,247              5,288          3,532
PATENT DAMAGE ESCROW FUNDS                 0                  0         12,446

TOTAL CURRENT ASSETS                 110,939            102,137         89,929

PROPERTY AND EQUIPMENT - NET          48,468             42,349         34,841
OTHER ASSETS                          12,586             11,478          4,420

TOTAL ASSETS                        $171,993           $155,964       $129,190

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

NOTES PAYABLE                        $1,098              $8,073             $0
CURRENT MATURITIES OF
     LONG-TERM DEBT                     500                 500            500
ACCOUNTS PAYABLE - TRADE             22,911              14,262         15,263
RESERVE FOR PATENT DAMAGES                0                   0         13,387
OTHER ACCRUED LIABILITIES            18,624              26,302         12,721

TOTAL CURRENT LIABILITIES            43,133              49,137         41,871

LONG-TERM DEBT,
     LESS CURRENT MATURITIES         29,900              16,155         13,500
OTHER LONG-TERM LIABILITIES             227                 299          1,602

TOTAL SHAREHOLDERS' EQUITY           98,733              90,373         72,217
TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY          $171,993            $155,964       $129,190

                    ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                                AS AMENDED
                 (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                 UNAUDITED



                               THREE MONTHS ENDED            SIX MONTHS ENDED

                              JUNE 30       JUNE 30        JUNE 30    JUNE 30
                                1995          1994          1995          1994
NET SALES                    $70,368       $62,694      $127,912      $108,920
COST OF SALES                 56,357        48,681       100,264        83,878
GROSS PROFIT                  14,011        14,013        27,648        25,042
S,G, & A EXPENSES             10,888         8,136        20,396        15,834
PATENT SUIT DAMAGES & EXPENSES     0            71             0           162
INCOME FROM OPERATIONS         3,123         5,806         7,252         9,046
INTEREST EXPENSE                 605           141         1,072           212
OTHER INCOME, NET OF EXPENSE   4,623          (129)        5,166          (323)
INCOME BEFORE INCOME TAXES     7,141         5,536        11,346         8,511
INCOME TAXES                   2,411           324         4,100           423
NET INCOME                    $4,730        $5,212        $7,246        $8,088


EARNINGS PER COMMON AND COMMON
   EQUIVALENT SHARE           $0.47          $0.53         $0.72         $0.83

WEIGHTED AVERAGE NUMBER
OF COMMON AND COMMON
EQUIVALENT SHARES
OUTSTANDING              10,091,634      9,801,556     10,051,326    9,798,921

ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
AS AMENDED
(IN THOUSANDS)
UNAUDITED

                                                       SIX MONTHS ENDED
                                                  JUNE 30              JUNE 30
                                                     1995                 1994

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                         $7,246               $8,088
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
DEPRECIATION AND AMORTIZATION                       2,664                1,867
PROVISION FOR DOUBTFUL ACCOUNTS                       147                  124
PROVISION FOR INVENTORY RESERVE                       964                  576
PROVISION FOR WARRANTY RESERVE                      2,553                1,856
FOREIGN CURRENCY TRANSLATION ADJUSTMENT               (28)
GAIN ON SALE OF FIXED ASSETS                          106                  (18)
GAIN ON SALE BUSINESS                              (2,688)

(INCREASE) DECREASE IN:
RECEIVABLES                                       (11,816)              (6,551)
INVENTORIES                                        (9,831)              (6,482)
PREPAID EXPENSES AND OTHER                         (1,171)              (1,815)
PATENT DAMAGE ESCROW FUNDS                                                (137)
OTHER RECEIVABLES                                    (434)                 602
OTHER ASSETS                                       (1,292)              (1,780)

INCREASE (DECREASE) IN:
ACCOUNTS PAYABLE                                   11,287                5,093
ACCRUED PRODUCT WARRANTY                           (2,621)              (1,130)
OTHER ACCRUED LIABILITIES                          (6,118)              (1,431)
TAXES PAYABLE                                      (1,023)                (404)
RESERVE FOR PATENT DAMAGES                                                 137

TOTAL ADJUSTMENTS                                 (19,301)              (9,493)

NET CASH PROVIDED (USED)
BY OPERATING ACTIVITIES                           (12,055)              (1,405)

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALE OF PROPERTY
    AND EQUIPMENT - NET                                92                   58
EXPENDITURES FOR PROPERTY AND EQUIPMENT            (8,788)             (12,999)
NET CASH OUTFLOW WITH SALE OF BUSINESS               (919)
CASH PAYMENTS IN CONNECTION WITH BUSINESS
    COMBINATION, NET OF CASH ACQUIRED                (835)

NET CASH USED BY INVESTING ACTIVITIES             (10,450)             (12,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
NET BORROWINGS UNDER REVOLVING
    CREDIT LOAN                                    13,609                    0
BORROWINGS (REPAYMENTS) UNDER LOAN
      AND NOTE AGREEMENTS                             166               13,990
PROCEEDS FROM ISSUANCE OF COMMON STOCK                 10                   24

NET CASH PROVIDED BY FINANCING ACTIVITIES          13,785               14,014

NET INCREASE (DECREASE) IN CASH                    (8,720)                (332)

CASH AT BEGINNING OF PERIOD                        10,471                3,458

CASH AT END OF PERIOD                              $1,751               $3,126

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

2.	Receivables are net of allowance for doubtful accounts of
$1,308,000, $1,684,000 and $1,292,000 for June 30, 1995, December  31,
1994 and June 30, 1994, respectively.

3.	Inventories are stated at the lower of first-in, first-out, cost or market and consist of the following:

                                      (in thousands)



                         June 30,       December 31,         June 30,
                           1995             1994               1994

Raw Materials            $21,679          $26,705            $19,193

Work-in-Process           12,966           14,380              9,160

Finished Goods            27,622           15,225             17,558

Total                    $62,267          $56,310            $45,911



4.	Property and equipment is stated at cost.  Property and  equipment is net of accumulated depreciation of $23,637,000, $23,529,000 and $21,560,000 for June 30, 1995, December 31, 1994 and June 30, 1994,
respectively.

5.	Earnings per share are computed in accordance with APB No.  15
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


NOTES TO UNAUDITED CONSOLIDATED FINANCIAL
STATEMENTS - CONT.

9.	As disclosed in Note 2 to the Company's financial statements included in the 1994 Annual Report, the Company acquired the remaining shares of Wibau-Astec on November 7, 1994 and on October 17, 1994 the Company acquired the operating assets and liabilities of Gibat Ohl. Effective June 30, 1995 the Company sold 100% of the stock of Wibau-
Astec to Wirtgen Gesellschaft mit beschrankter Haftung, a German equipment manufacturer. The following unaudited pro forma summary presents the consolidated results of operations for the three and six months ended June 30, 1995 and 1994 as if the acquisition of Gibat Ohl and the disposition of Wibau-Astec had occurred at the beginning of these years after giving effect to certain adjustments. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results that would have occurred had the transaction occurred at the beginning of 1994 and 1995 or of results which may occur in the future.

                                      (in thousands)

                      Three months        Three months          Six months              Six months
                         ended               ended                 ended                  ended
                     June 30, 1994       June 30, 1995        June 30, 1994            June 30, 1995

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


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF  OPERATION

Results of Operations

	For the three-month period ended June 30, 1995, net sales
increased to $70,368,000 from $62,694,000 for the three-month period ended June 30, 1994, representing a 12.2% increase. At June 30, 1994 the Company owned only 50% of Wibau-Astec and its operations were accounted for on the equity basis of accounting and were not included in consolidated sales, gross profit or selling, general & administrative expenses. Excluding the sales of CEI Enterprises, Inc. ("CEI"),which was acquired in the first quarter of 1995, and Wibau-Astec and Gibat Ohl, which were acquired in the fourth quarter of 1994, sales declined
$4,280,000 or 6.8% primarily due to softness in the mobile equipment and trencher equipment markets. International sales excluding sales from CEI, Wibau-Astec and Gibat Ohl, increased from $12,791,000 for the quarter ended June 30, 1994, to $19,847,000 for the quarter ended June 30, 1995, representing a 55.2% increase. International sales represent 28.2% and
20.4% of total sales for the three months ended June 30, 1995 and 1994, respectively. For the six-month period ended June 30, 1995, net sales were $127,912,000 compared to net sales of  $108,920,000 for the same period of 1994, representing a 17.4%  increase.  However, CEI, Wibau-
Astec, and Gibat Ohl accounted for $16,655,000 of the $18,992,000 increase.  For the six months ended June 30, 1995 international sales increased to $27,883,000 from
$20,691,000 for the six months ended June 30, 1994, representing a 34.8% increase. International sales from domestic subsidiaries represent 21.8% and 19.0% of total net sales, for the six months ended June 30, 1995 and 1994, respectively. The increase in international sales for the three and six months ended June 30, 1995 was due mainly to several large shipments to the Far East during the second quarter of 1995.

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

	Interest expense increased to $605,000 for the quarter ended  June
30, 1995 from $141,000 for the quarter ended June 30, 1994.  Interest expense as a percentage of net sales increased to .9% for the quarter ended June 30, 1995 from .2% for the same period of 1994. Approximately one-
fourth of the increase in interest expense for the quarter relates to interest on Industrial Revenue Bonds used for 1994 capital expenditures. The Industrial Revenue Bonds were outstanding only a portion of the second
quarter of 1994.   The remainder of the  increase in interest expense for the second quarter of 1995 is attributable to usage of the Company's revolving line of credit. Interest expense for the six months ended June 30, 1995 and 1994 was $1,072,000 and $212,000, respectively, with the majority of the increase relating to usage of the Company's revolving line of credit.

	Other income, net of other expense, was $4,623,000, or 6.5% of net sales for the quarter ended June 30, 1995, compared to net other expense of  $129,000, or .2% of net sales for the quarter ended June 30,
1994.  Included in other income, for the quarter ended   June 30, 1995 is a
pre-tax gain and related other income from the sale of Wibau-Astec of approximately $4,220,000. Other income, for the second quarter of 1994 included a loss of approximately $501,000 from the Wibau-Astec joint venture. Excluding the effect of the loss from the joint venture for the second quarter of 1994, the other income, net of expense as a percentage of net sales was .6%. Other income, net of expense increased to $5,166,000 at June 30, 1995 from a net other expense of $323,000 at June 30, 1994. Excluding the Wibau-Astec related income, the other income is approximately $946,000 for the six months ended June 30, 1995. The loss on the Wibau-Astec joint venture in the six months ended June 30, 1994 was $1,224,000. Excluding the loss, other income was $901,000 for the six months ended June 30, 1994.

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

	Earnings per share were $.47 for the second quarter of 1995 compared to $.53 for the same period of 1994. Earnings per share for the six months ended June 30, 1995 were $.72 compared to $.83 for the same period in 1994.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

	There have been no material developments in the legal proceedings previously reported by the registrant since the filing of its Quarterly Report on Form 10Q for the quarter ended March 31, 1995, described on Part I-Item 2, "Contingencies" of this report. See
"Managemen's Discussion and Analysis of Financial Condition and
Results of Operations" in Part I - Item 2 "Contingencies" of this Report.

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


 ASTEC INDUSTRIES, INC.
(Registrant)



            3/14/96		   		            /s/ J. Don Brock
            Date   					                  J. Don Brock
                            						        Chairman of the Board
                                 							  and President





	           3/14/96             						/s/ Albert E. Guth
        	   Date					                     Albert E. Guth
                                   							Senior Vice President
                                   							Treasurer, Secretary
                                   							and Principal Financial
		 					                                 	Officer

EXHIBIT 11


Statement Regarding Computation of Per Share Earnings

ASTEC INDUSTRIES, INC.

EXHIBIT (11) - COMPUTATIONS OF EARNINGS PER SHARE 6/30/95
                          (in thousands)

Shares for Earnings Per Share Computations:
	Primary:
		Weighted average outstanding during year	 	        10,051
		Common Stock equivalents for stock options	           126

		TOTAL					                                        	10,178


	Fully Diluted:
		Weighted average outstanding during year	 	        10,051
		Common Stock equivalents for stock options	           127

		TOTAL					                                        	10,179


Earnings Applicable to Common Stock:
	Net Income						                                   $ 7,246


Earnings Per Share (Based on Weighted Average Number
	of Common and Common Equivalent Shares Outstanding):
		Net Income					                                      $.72


Additional Computations of EPS:
	Fully Diluted:
		Net Income					                                     $ .72


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