Form 10-Q/A
period 1995-06-30
ASTEC INDUSTRIES INC
filed 1996-03-14
CIK 792987

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

Commission File Number                    0-14714

Astec Industries, Inc.
(Exact Name of Registrant as Specified in its Charter)

        Tennessee     						                   62-0873631
(State or other jurisdiction of                IRS. Employer
incorporation or organization)                 identification No.)

4101 Jerome Avenue, Chattanooga, Tennessee     37407
(Address of Principal Executive Offices) 		    (Zip Code)

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

YES___X______                                          NO_________

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




(As Amended)




(IN THOUSANDS)




UNAUDITED









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











LONG-TERM DEBT, LESS CURRENT MATURITIES
26,780
16,155
18,700






OTHER LONG-TERM LIABILITIES
654
299
793






TOTAL SHAREHOLDERS' EQUITY
101,264
90,373
75,353






TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
$164,857
$155,964
$134,866

ASTEC INDUSTRIES, INC. AND SUBSIDIARIES





CONSOLIDATED STATEMENTS OF INCOME





(As Amended)





(IN THOUSANDS, EXCEPT PER SHARE INFORMATION)





 UNAUDITED












     THREE MONTHS
ENDED
THREE MONTHS
ENDED
       NINE MONTHS
ENDED
       NINE MONTHS
ENDED



SEPTEMBER 30

SEPTEMBER 30

SEPTEMBER 30

SEPTEMBER 30


1995
1994
1995
1994







NET SALES
$65,015
$49,021
$192,927
$157,941







COST OF SALES
51,717
37,805
151,981
121,683







GROSS PROFIT
13,298
11,216
40,946
36,258







S,G, & A EXPENSES
9,255
7,998
29,651
23,832







PATENT SUIT DAMAGES & EXPENSES
0
43

205







INCOME FROM OPERATIONS
4,043
3,175
11,295
12,221







INTEREST EXPENSE
546
119
1,618
331







OTHER INCOME, NET OF EXPENSE
367
321
5,533
(2)







INCOME BEFORE INCOME TAXES
3,864
3,377
15,210
11,888







INCOME TAXES
1,096
246
5,196
669







NET INCOME
$2,768
$3,131
$10,014
$11,219













EARNINGS PER COMMON AND
COMMON





        EQUIVALENT SHARE
$0.27
$0.32
$0.99
$1.14













WEIGHTED AVERAGE NUMBER OF
COMMON AND





        COMMON EQUIVALENT SHARES
OUTSTANDING
10,092,199
9,805,185
10,065,100
9,801,032

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

GAIN ON SALE BUSINESS
(468)






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

0

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

3.	Inventories are stated at the lower of first-in, first-out, cost or market and consist  of the following:
                                  (in thousands)
                             September 30,       December 31,    September 30,
                                1995                1994             1994

Raw Materials                     $25,471            $26,705          $19,028
Work-in-Process                     9,526             14,380            7,242
Finished Goods                     21,413             15,225           19,885
  Total                             $56,410            $56,310        $46,155


4.	Property and equipment is stated at cost.  Property and equipment is net of accumulated depreciation of $23,264,000, $23,529,000 and $22,414,000 for September 30, 1995, December 31, 1994 and September
30, 1994, respectively.

5.	Earnings per share are computed in accordance with APB No. 15
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

                                     (in thousands)

                        Three months         Three months           Nine months            Nine months
                           ended               ended                  ended                   ended
                      September 30, 1994     September 30, 1995    September 30, 1994    September 30, 1994
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
         RESULTS OF OPERATION

Results of Operations

	For the three-month period ended September 30, 1995, net sales increased to $65,015,000 from $49,021,000 for the same period of 1994, representing a 32.6% increase. At September 30, 1994 the Company owned only 50% of Wibau-Astec and its  operations were accounted for on the equity basis of accounting and were not included in consolidated sales, gross profit or selling, general & administrative expenses. Excluding the sales of CEI Enterprises, Inc. ("CEI"),which was acquired in the first quarter of 1995,  and Wibau-Astec and Gibat Ohl, which were acquired in the fourth quarter of 1994, sales  increased to $55,014,000 or 12.2% for the
third quarter ended September 30, 1995.   International sales by domestic
subsidiaries, increased from $14,846,000 for the quarter  ended September
30, 1994, to $15,203,000 for the quarter ended September 30, 1995, representing a 2.4% increase. International sales represent 6.6% and 7.2%
of total sales for the three months ended September 30, 1995 and 1994, respectively. For the nine-month period ended September 30, 1995, net sales were $192,927,000 compared to net  sales of $157,941,000 for the same period of 1994, representing a 22.2% increase.  CEI,
Wibau-Astec and Gibat Ohl accounted for $9,396,000 or 26.9% of the
$34,986,000 increase in sales for the nine months ended September 30, 1995. For the nine months ended September 30, 1995 international sales increased to $43,086,000 from $35,537,000 for the nine months ended September 30,
1994, representing a 21.2% increase.   International sales from domestic
subsidiaries represent 22.3% and 22.5% of total net sales, for the nine months ended September 30, 1995 and 1994, respectively.

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

	Other income, net of other expense, was $367,000, or 0.6% of net sales for the quarter ended September 30, 1995, compared to other income net of expense of $321,000, or 0.7% of net sales for the quarter ended September 30, 1994. Other income, net of expense for the quarter ended September 30, 1995 includes $150,000 from a settlement related to the violation of a patent owned by the Company. Other income, for the third quarter of 1994 included a loss of approximately $517,000 from the Wibau-Astec joint venture. Excluding the effect of the loss from the joint venture for the third quarter of
1994, the other income, net of expense was $838,000 or 1.7% of net sales for the nine months. Other income, net of expense increased to $5,533,000 at September 30, 1995 from a net other expense of $2,000 at September 30, 1994. For the nine months ended September 30, 1994, other income net of expense included a loss from the Wibau-Astec joint venture of $1,740,000. Excluding the loss, other income was $1,738,000 for the nine months ended September 30, 1994. In addition to the cash settlement above, other income for the nine months ended September 30, 1995 includes a pre-tax gain and related other income from the sale of Wibau-Astec of approximately $4,220,000.

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

	Earnings per share were $.27 for the third quarter of 1995 compared to $.32 for the same period of 1994. Earnings per share for the nine months ended September 30, 1995 were $.99 compared to $1.14 for the same period in 1994.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

	There have been no material developments in the legal proceedings previously reported by the registrant since the filing of its Quarterly Report on Form 10Q for the quarter ended June 30, 1995, described on Part I-Item
2, "Contingencies" of this report.   See "Management's Discussion and
Analysis of Financial Condition and Results of  Operations" in Part I - Item
2 "Contingencies" of this Report.

Item 6.  Exhibits and Reports on Form 8-K

	(a)	The following Exhibits    are filed with this Report:

	11	Statement Regarding Computation of Per Share Earnings.

	(b)	Reports on Form 8-K.

		A report on Form 8-K was filed during the third quarter of 1995 in connection
  with the	disposition of Wibau-Astec to Wirtgen Gesellschaft mit  beschrankter
 Haftung, a German equipment manufacturer.

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

EXHIBIT 11

Statement Regarding Computation of Per Share Earnings

ASTEC INDUSTRIES, INC.

EXHIBIT (11) - COMPUTATIONS OF EARNINGS PER SHARE

9/30/95
(in thousands)

Shares for Earnings Per Share Computations:
	Primary:
		Weighted average outstanding during year		 	10,065
		Common Stock equivalents for stock options	    124

		TOTAL					 	                               	10,189


	Fully Diluted:
		Weighted average outstanding during year		 	 10,065
		Common Stock equivalents for stock options	     125

		TOTAL					 	                                	10,190


Earnings Applicable to Common Stock:
	Net Income						                         	   $10,014

Earnings Per Share (Based on Weighted Average Number
	of Common and Common Equivalent Shares Outstanding):
		Net Income					                          	     $.99


Additional Computations of EPS:
	Fully Diluted:
		Net Income					                        	       $.99


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