Form 10-K
period 1995-12-31
ASTEC INDUSTRIES INC
filed 1996-03-15
CIK 792987

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

(Mark One)

X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934 	For the
      fiscal year ended December 31, 1995

OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES  EXCHANGE ACT OF 	1934
	For the transition period from ____________________ to
____________________

Commission file number 0-14714

ASTEC INDUSTRIES,  INC.
(Exact name of registrant as specified in its charter)

  Tennessee                 					         			    62-0873631
(State or other jurisdiction of					         		(I.R.S. Employer
 incorporation or organization)		              Identification No.)


P. O. Box 72787, 4101 Jerome Avenue, Chattanooga, Tennessee  37407
    (Address of principal executive offices)        	(Zip Code)


Registrant's telephone number, including area code:  (423) 867-4210

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	                NONE

Name of each exchange on which registered
             NONE

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


Exhibit Index Appears at Page 49


(Form 10-K Cover Page - Continued)

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.  [     ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $68,094,670 based upon the closing sales price reported by the NASDAQ National Market on March 11, 1996, using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by all directors and executive officers of the registrant, some of whom may not be held to be affiliates upon judicial determination.


(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:


As of March 11, 1996
Common Stock, par value $.20 -- 10,037,199 shares


DOCUMENTS INCORPORATED BY REFERENCE

	Portions of the following documents have been incorporated by reference into the Parts of this Annual Report on Form 10-K indicated:

		Document
	Form 10-K

	Proxy Statement relating to				              		Part III
	Annual Meeting of Shareholders
	to be held on April 25, 1996


ASTEC INDUSTRIES, INC.
1995 FORM 10-K ANNUAL REPORT

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
		       Reports on Form 8-K

Appendix A

SIGNATURES

PART I                   Item 1.  BUSINESS

General

	Astec Industries, Inc. (the "Company") is a Tennessee corporation which was incorporated in 1972. The
Company designs, engineers, manufactures and markets equipment and components used primarily in road building and related construction activities. The Company's products are used in each phase of road building, from quarrying and crushing the aggregate to application of the road surface. The
Company also manufactures certain equipment and components unrelated to road construction, including trenching and excavating equipment, environmental remediation equipment, log loading and industrial heat transfer equipment. The Company holds over 70 United
States and foreign patents, and has been responsible for many technological and engineering innovations in the industry. The Company currently manufactures over 135 different products which it markets both domestically and internationally. In addition to plant and equipment sales, the Company manufactures and sells replacement parts for equipment in each of its product lines. The distribution and sale of replacement parts is an integral part of the Company's business.

	The Company's six operating subsidiaries are: (i) Astec, Inc., which manufactures a line of hot mix asphalt plants, soil purification and environmental remediation equipment and related components; (ii) Telsmith, Inc., which manufactures aggregate processing equipment for the production and classification of sand, gravel and crushed stone for road and other construction applications; (iii) Heatec, Inc., which manufactures thermal oil heaters, asphalt heaters and other heat transfer equipment used in the Company's asphalt mixing plants and in other industries; (iv) Roadtec, Inc., which manufactures milling machines used to recycle asphalt and concrete, asphalt paving equipment and material transfer vehicles; (v) Trencor, Inc., which manufactures chain and wheel trenching equipment, excavating equipment and log loaders and; (vi) CEI Enterprises, Inc., which manufactures heat transfer equipment and recycled rubber blending systems for the hot mix asphalt industry. CEI was acquired in the first quarter of 1995.

	The Company's strategy is to become the high quality, low cost producer in each of its product lines while continuing to develop innovative new products for its customers. With the disposition of its foreign operations described below, management believes that the Company is well positioned to capitalize on the current need to rebuild and enhance roadway infrastructure both in the United States and abroad.


Disposition of Foreign Operating Subsidiaries

	In 1993, the Company acquired a 50% ownership interest in Wibau-Astec Maschinenfabrik GmbH, a newly formed German limited liability company to engage in the manufacture and marketing of asphalt plants and certain related equipment in Granadau, Germany. The Company acquired the remaining 50% interest in Wibau-Astec in 1994, making it a wholly owned subsidiary of the Company. In June 1995 the Company sold Wibau-Astec to Wirtgen
Gesellschaft mit beschr*nkter Haftung, a German equipment manufacturer.
See Note 2 to the Consolidated Financial
Statements included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1995, which information is incorporated by reference under item 8 of this Report.

	In an unrelated transaction, the Company acquired Gibat Ohl Ingenieurgesellschaft fur Anlagentechnik mbH located in Hasselroth, Germany in October 1994. The Gibat Ohl name was changed to Astec-Europa in the third quarter of 1995. In connection with the sale of Wibau-Astec, the Company's technology was purchased by Astec-
Europa which manufactured asphalt batch plants and certain related equipment. In February 1996, the Board of
Directors of the Company decided to abandon the operations of Astec-
Europa to avoid continuing losses related to its operations. As a result of the Company's decision, on February 9, 1996, the management of Astec-Europa filed a request for bankruptcy in Germany. Due to the abandonment of Astec-
Europa, the Company will not recover any amounts related to Astec-Europa's assets nor does it expect to be required to liquidate any of Astec-Europa's liabilities, except to the extent such liabilities were guaranteed by the Company. Total losses recognized in 1995 related to Astec-Europa, including net losses from operations and the loss on abandonment, were approximately
$9,945,000 before taxes and $6,037,000 after taxes. The Company does not expect to incur any additional losses related to this subsidiary. See Note 3 to the Consolidated Financial Statements included in the Company's Annual
Report to Shareholders for the fiscal year ended December 31, 1995, which information is incorporated by reference under item 8 of this Report.

	As a result of the disposition of Wibau-Astec and the abandonment of Astec-Europa, the Company no longer conducts foreign manufacturing operations and instead has decided to concentrate all of its manufacturing activities, whether or not related to international sales, with its more efficient domestic operations.


Products

	The Company operates in a single business segment. In 1995 it manufactured and marketed products in five principal categories: (i) hot mix asphalt plants, soil purification and environmental remediation equipment and related components; (ii) mobile construction equipment, including asphalt pavers, milling machines and material transfer vehicles and other auxiliary equipment; (iii) hot oil heaters, asphalt heaters and other heat transfer equipment; (iv) aggregates processing equipment; and (v) chain and wheel trenching and excavating equipment. The following table shows the Company's sales for each product category which accounted for 10% or more of consolidated revenue for the periods indicated.

Years Ended December 31
(in thousands)
                                      1995           1994            1993

Asphalt plants and components         $110,321       $100,514        $88,116
Mobile construction equipment         29,706         30,291          22,120
Aggregate processing equipment        46,586         38,823          40,108
Trenching and excavating equipment    21,110         25,867          16,535


Financial information in connection with the Company's international sales is included in Note 1 to "Notes to Consolidated Financial Statements - Segment Information", appearing at Page A-11 of this report.


Hot Mix Asphalt Plants

	Astec, Inc. designs, engineers, manufactures and markets a complete line of portable, stationary and relocatable hot mix asphalt plants and related components under the "ASTEC" trademark. An asphalt mixing plant typically consists of heating and storage equipment for liquid asphalt (manufactured by Heatec), cold feed bins for storing aggregates, a drum mixer for drying, heating and mixing, a baghouse composed of air filters and other pollution control devices, hot storage bins or silos for temporary storage of hot mix asphalt and a control house. The
Company introduced the concept of plant portability in 1979. Its current generation of portable asphalt plants is marketed as the "Six Pack" and consists of six portable components which can be disassembled and moved to the construction site to reduce relocation expenses. Plant portability represents an industry innovation developed and successfully marketed by the Company.

	The components in the Company's asphalt mixing plants are fully automated and use microprocessor based control systems for efficient operation. The plants are manufactured to meet or exceed federal and state clean air standards.

	The Company has also developed specialized asphalt recycling equipment for use with its hot mix asphalt plants. Many of the existing Astec products are suited for blending, vaporizing, drying and incinerating contaminated products. As a result, Astec, Inc. has developed a line of thermal purification equipment for the remediation of petroleum contaminated soil.


Mobile Construction Equipment

	Roadtec, Inc. designs, engineers, manufactures and markets asphalt pavers, material transfer vehicles and milling machines. Roadtec engineers emphasize simplicity, productivity, versatility and accessibility in product design and use.

	Asphalt Pavers. Asphalt pavers are used in the application of hot mix asphalt to the road surface. Roadtec pavers have been designed to minimize maintenance costs while exceeding road surface smoothness requirements.
In 1994, Roadtec introduced several new paver models, including one which must be used with a material transfer vehicle described below.

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

	Milling Machines. Roadtec milling machines are designed to remove old asphalt from the road surface before new asphalt mix is applied. They are manufactured with a simplified control system, wide conveyors, direct drives and a wide range of horsepower and cutting capabilities to provide versatility in product application. Additional models were introduced in 1994 to meet contractor needs and additional upgrades and options have been added in 1995.


Heat Transfer Equipment

	Heatec, Inc. designs, engineers, manufactures and markets a variety of heaters and heat transfer processing equipment under the "HEATEC" trade name for use in various industries including the asphalt industry.

	CEI Enterprises, Inc. ("CEI") designs, engineers, manufactures and markets heating equipment and storage tanks mainly for the asphalt paving industry. CEI located in Albuquerque, New Mexico was acquired by the Company in the first quarter of 1995.

	Asphalt Heating Equipment. Heatec manufactures a complete line of heating and liquid storage equipment for the asphalt paving industry. Heaters are offered in both direct-fired and helical coil models while CEI's heating equipment is hot oil, direct fired or electric. The equipment includes portable and stationary tank models with capacities up to 35,000 gallons each.

	Industrial Heating Equipment. Heatec builds a wide variety of industrial heaters to fit a broad range of applications, including equipment for emulsion plants, roofing material plants, refineries, chemical processing, rubber plants and the agribusiness. Heatec has the technical staff to custom design heating systems and has systems operating as large as 40,000,000 BTU's per hour.


Aggregates Processing Equipment

	Founded in 1906, Telsmith, Inc. designs, engineers, manufactures and markets a wide range of portable and stationary equipment for the production and classification of sand, gravel, and quarried stone and recycled concrete and asphalt for road and other construction applications worldwide. Telsmith's products include jaw, cone and impact crushers; several types of feeders which transport virgin, recycled, or crushed material to primary, secondary, or tertiary crushing equipment; vibrating screens to separate the aggregate into various mixes; and washing and conveying equipment. Telsmith markets its products individually and as complete systems, incorporating microprocessor based automated controls for the efficient operation of its equipment.


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

	Roadminers. Trencor manufactures four "Road Miner" models weighing up to 400,000 pounds with an attachment which allows it to cut a path up to twelve and a half feet wide and five feet deep on a single pass. The
Roadminer has applications in the road construction industry and in mining and aggregates processing operations.

	Log Loaders. Trencor also manufactures several different models of log loaders. Its products include mobile/truck mounted models, as well as track mounted and stationary models, each of which is used in harvesting and processing wood products. The equipment is sold under the Log-Hog name.


Manufacturing

	The Company manufactures many of the component parts and related equipment for its products. In many cases, the Company designs, engineers and manufactures custom component parts and equipment to meet the particular needs of individual customers. Manufacturing operations during 1995 took place at seven separate locations. The Company's manufacturing operations consist primarily of fabricating steel components and the assembly and testing of its products to ensure quality control standards have been achieved.


Marketing

	The Company markets its products both domestically and internationally. The principal purchasers of the Company's products include highway and heavy equipment contractors, utility contractors, pipeline contractors, open mine operators, quarry operators and foreign and domestic governmental agencies. Astec, Inc. sells directly to its customers with domestic, soil remediation and international sales departments. Astec, Inc. also has a branch in Chino, California to service customers in the western United States. Telsmith products are sold through two leased branch locations in San Francisco, California and Sharon, Massachusetts, as well as through a combination of direct sales, both domestic and international, and dealer sales. Heatec, CEI, Roadtec and Trencor products are marketed through a combination of direct sales and dealer sales. Approximately 18 manufacturers' representatives sell Heatec products for applications in industries other than the asphalt industry with such sales comprising approximately 30% of Heatec's sales volume during 1995. Direct sales employees are paid salaries and are generally entitled to commissions after obtaining certain sales quotas. See "Business - Properties"

	The Company's international sales efforts are decentralized with each subsidiary maintaining responsibility for its own international marketing efforts.

Seminars and Technical Bulletins

	The Company periodically conducts technical and service seminars which are primarily for contractors, employees and owners of asphalt mixing plants. In 1995, approximately
290 representatives of contractors and
owners of hot mix asphalt plants attended seminars held by the Company in Chattanooga, Tennessee. These seminars, which are taught by Company management and employees, cover a range of subjects including technological innovations in the hot mix asphalt business and other industry segments in which the Company manufactures products.

	In addition to the seminars, the Company published a number of detailed technical bulletins covering various technological and business issues relating to the asphalt industry.


Patents and Trademarks

	The Company seeks to obtain patents to protect the novel features of its products. The Company and its subsidiaries hold 77 United States patents and 62 foreign patents. There are 16 United States and 16 foreign patent applications pending.

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

Engineering and Product Development

	The Company dedicates substantial resources to its engineering and product development. At December 31, 1995, the Company and its subsidiaries had 122 individuals employed domestically full-time in engineering and design capacities.

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

	As of December 31, 1995, the Company had a backlog for delivery of products at certain dates in the future of approximately $34,751,000 At December 31, 1994 the total backlog was approximately $50,465,000, excluding
Wibau-Astec and Astec-Europa. The Company's backlog is subject to some seasonality as noted above.

	The Company's contracts reflected in the backlog are not, by their terms, subject to termination.
Management believes that the Company is in substantial compliance with all manufacturing and delivery timetables relating to its products.

Competition

	The Company faces strong competition in price, service and product performance in each product category.
While the Company does not compete with any one manufacturer in all of its product lines, it competes as to certain products with both large publicly held companies with resources significantly greater than those of the Company and various smaller manufacturers. Hot mix asphalt plant competitors include CMI Corporation; Cedarapids, Inc., a division of Raytheon Company; and Gencor Industries, Inc. Paving equipment competitors include Caterpillar Paving
Products Inc. (including the Company's former Barber-Greene product line), a subsidiary of Caterpillar Inc.; Blaw-
Knox Construction Equipment Company, a subsidiary of Clark Equipment
Co.; Ingersoll-Rand Company; and
Cedarapids, Inc.

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


Employees
	On August 3, 1995, a union election was held at the Trencor plant in which a unit of Trencor production and maintenance employees voted to be represented by The United States Steelworkers of America, AFL-CIO, CLC. Due to alleged improper activity and interference, Trencor has asserted that the election was illegal and has requested a new election. The proceeding is currently pending before the National
Labor Relations Board.

	At December 31, 1995, the Company and its subsidiaries employed 1,402 persons, of which 1,048 were engaged in manufacturing operations, 122 in engineering and design functions and 232 in selling, administrative and management functions. Telsmith has a labor agreement expiring on October 14, 1998. Except as set forth above, none of the Company's other employees are covered by a collective bargaining agreement. Notwithstanding the current preceding before the National Labor Relations Board, the Company considers its employee relations to be good.

Item 2.  Properties

	The location, approximate square footage, acreage occupied and principal function of the properties owned or leased by the Company are set forth below:

                     		Approximate        	Approximate	  Principal
Location              	Square Footage     	Acreage	      Function

Chattanooga, Tennessee  361,000             56.6          Corporate and
                                                          subsidiary offices,
                                                          manufacturing - Astec

Chattanooga, Tennessee  0                   63.0          Storage yard - Astec

Chattanooga, Tennessee  66,200              5.0           Offices, manufacturing - Heatec

Chattanooga, Tennessee  125,000             13.6          Offices, manufacturing - Roadtec

North Aurora, Illinois  16,700              3.5           Roadtec (sales and service office)

San Francisco,
California              5,000               1.0           Leased sales and service office
                                                          and warehouse - Telsmith
St. Charles, Illinois   300                 0             Leased international sales office -
                                                          Telsmith

Chino, California       4,762               1.0           Leased parts warehouse - Astec


Rossville, Georgia      40,500              2.6           Manufacturing and sales office
                                                          facility - Astec

Grapevine, Texas        175,000             51.67         Offices, manufacturing - Trencor


Grand Prairie, Texas    83,000              6.1           Former offices, manufacturing -
                                                          Trencor, Inc.(property for sale)

Sharon, Massachusetts   4,000               1.0           Leased sales and service office -
                                                          Telsmith

Odessa, Texas           4,072               .8            Sales office and parts warehouse  -
                                                          Trencor, Inc.

Inman, South Carolina   13,600              8.0           Leased with option to buy (office
                                                          and warehouse of former Soil
                                                          Purification of Carolina, Inc.)

Houston, Texas          120                 0             Leased sales office - Heatec

Albuquerque, New Mexico 28,592              9.0           Leased - offices and plant - CEI

Albuquerque, New Mexico 111,908             14.0          New plant and offices- CEI


	In 1995 significant office and plant improvements were made at Roadtec and Astec, Inc. Management believes that each of the Company's facilities provide office or manufacturing space suitable for its current needs and considers the terms under which it leases facilities to be reasonable.


Item 3. Legal Proceedings

	The Company's subsidiary, Telsmith, was a defendant in a patent infringement action brought by Nordberg,
Inc., a manufacturer of a competing line of rock crushing equipment, seeking monetary damages and an injunction to cease an alleged infringement of a patent on certain components used in the production of its rock crushing equipment. On March 30, 1995, the United States District Court for the Eastern District of Wisconsin issued a ruling in favor of the Company and entered a declaratory judgment in favor of Telsmith, and against Plaintiff Nordberg, Inc.
declaring that claims 8 through 11 and 13 of Nordberg's United States patent No. 4,478,373, entitled "Conical
Crusher" are invalid. The Court also entered judgment in favor of Telsmith, Inc. and against Nordberg, Inc.
dismissing Nordberg's claim of infringement against Telsmith.  The
Company was pleased with the Court's decision, but has filed an appeal asking the United States Court of Appeals for the Federal Circuit to overturn the trial court's decision not to award Telsmith its attorney's fees in the case. Nordberg did not cross-appeal to the Federal Circuit on the Telsmith judgment. The time for doing so has now expired. The judgment has therefore become "final" as to those issues not raised by Telsmith on appeal.

	On October 28, 1993, the Company was also named as a defendant in a patent infringement action brought by Gencor, Inc., a manufacturer of a competing line of asphalt plants, seeking monetary damages and an injunction to cease an alleged infringement of a patent on certain components used in the production of its asphalt plant product line. This case was filed in the U.S. District Court for the Middle District of Florida, Orlando Division, and went to trial on January 22, 1996. On February 3, 1996, the jury returned a verdict in the Company's favor holding that Astec's
Double Barrel drum mixer does not infringe the Gencor patent in question. Judgment on that jury verdict was entered by the Court on February 5, 1996. It is anticipated that Gencor will appeal. Management believes that
Gencor's anticipated appeal is without merit.

	During 1994, the United States Supreme Court refused to hear
CMI Corporation's petition to overturn the United States Court of Appeals for the Federal Circuit's reversal of patent damages awarded to CMI Corporation and Robert L. Mendenhall by a lower court. As a result of the Supreme Court's refusal to grant certiorari, in 1994 the Company received $12,917,000 which was being held in escrow pending the Company's appeal of the two judgments.
In addition, on December 31, 1994, the Company received $1,309,000 from
CMI in satisfaction of the judgment
entered in favor of the Company on its counterclaim against CMI. The receipt of these funds effectively concluded the litigation between the Company and CMI and Robert L. Mendenhall which had been pending for a number of years. As a result, in 1994 the Company reversed its accrued liability for patent damages. The reversal of
$13,870,000 in accrued patent damages and the receipt of $1,309,000 in patent damages from CMI total $15,179,000 and are included in the Consolidated Statements of Income as Patent suit damages and expenses (net recoveries and accrual adjustments).

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

	J. Don Brock has been President and a director of Astec since its incorporation in 1972 and assumed the additional position of Chairman of the Board in 1975. He was the Treasurer of the Company from 1972 until 1994.
From 1969 to 1972, Dr. Brock was President of the Asphalt Division of
CMI Corporation.  Dr. Brock earned his Ph.D.
degree in mechanical engineering from the Georgia Institute of Technology. Dr. Brock and Thomas R. Campbell,
President of Roadtec, are first cousins.  Dr. Brock is 57.

	Albert E. Guth has been Chief Financial Officer of the Company since 1987, Senior Vice President since
1984, Secretary of the Company since 1972 and Treasurer since 1994. Mr. Guth, who has been a director since
1972, was the Vice President of the Company from 1972 until 1984. From 1969 to 1972, Mr. Guth was the Controller of the Asphalt Division of CMI Corporation. He is 56.

	F. McKamy Hall, a Certified Public Accountant, has served as Controller of the Company since May 1987.
From 1985 to 1987, Mr. Hall was Vice President-Finance of Quadel
Management Corporation, a company engaged in real estate management. He is 53.

	Thomas R. Campbell has served as President of Roadtec, Inc. since 1988. From 1981 to 1988 he served as Operations Manager of Roadtec. Mr. Campbell and J. Don Brock,
President of the Company, are first cousins.  Mr.
Campbell is 46.

	W. Norman Smith has served as the President of Astec, Inc. since December 1, 1994. He formerly served as
President of Heatec, Inc. from 1977 to 1994. From 1972 to 1977, Mr. Smith was a Regional Sales Manager with the Company. From 1969 to 1972, Mr. Smith was an engineer with the Asphalt Division of CMI Corporation. Mr. Smith has also served as a director of the Company since 1972. He is 56.

	Jerry F. Gilbert has served as President of Trencor, Inc. since 1981 and as a director of the Company since
May, 1991.  He is 50.

	Robert G. Stafford has served as President of Telsmith, Inc., formerly the Barber-Greene Company, since
April 1991. Between January 1987 and January 1991, Mr. Stafford served as President of Telsmith, Inc., a subsidiary of Barber-Greene. From 1984 until the Company's acquisition of Barber-Greene in December 1986, Mr. Stafford was
Vice President - Operations of Barber-Greene and General Manager of Telsmith. From 1979 to 1984 he served as Director-Engineering and Operations for Telsmith. He became a director of the Company in March 1988. He is 57.

	James G. May has served as President of Heatec, Inc. since December 1, 1994. From 1984 until 1994 he served as Vice President of Engineering of Astec, Inc. He is 51.

	M. Brent England has served as president of CEI Enterprises, Inc. since March 1995. Previously, Mr.
England served as president of Trace Industries, Inc. d/b/a CEI Enterprises, since April 1992. Prior to joining CEI, Mr.
England served as a trustee for the U.S. Bankruptcy Court for three years. Mr. England has also served as general manager of N.C. Ribble Company, a large construction equipment distributor, in Albuquerque, New Mexico. He is 63.


PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder
Matters

	The Company's Common Stock is traded in the National
Association of Securities Dealers Automated
Quotation System (NASDAQ) National Market under the symbol "ASTE". The Company has never paid any dividends on its Common Stock.

	The high and low sales prices of the Company's Common Stock as reported on the NASDAQ National Market for each quarter during the last two fiscal years, were as follows:


	                                                  Price Per Share
	1995	                                        High	               Low
	1st Quarter	                                 14 1/4	             11
	2nd Quarter	                                 13 1/8             	10 7/8
	3rd Quarter	                                 11 3/4             	9 7/8
	4th Quarter                                 	12 1/4             	9 3/4


	                                                  Price Per Share
	1994	                                        High	                Low
	1st Quarter	                                 20 1/8	              13 1/2
	2nd Quarter	                                 17 5/8	              13
	3rd Quarter	                                 15 	                 12 1/2
	4th Quarter	                                 15 7/8	              11 5/8


	The number of holders of record of the Company's Common Stock as of March 11, 1996, was 748.


Item 6. Selected Financial Data

	Selected financial data appear on page A-1 of this Report.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Management's discussion and analysis of financial condition and results of operations appears on pages A-2 to A-5 of this Report.


Item 8. Financial Statements and Supplementary Data

	Financial statements and supplementary financial information appear on pages A-6 to A-23 of this Report.


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

	None required to be reported in this item.


PART III

Item 10. Directors and Executive Officers of the Registrant

	Information regarding the Company's directors included under the caption "Election of Directors - Certain
Information Concerning Nominees and Directors" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 25, 1996 is incorporated herein by reference. Required information regarding the Company's executive officers is contained in
Part I of this Report under the heading "Executive Officers of the Registrant". Information regarding compliance with
Section 16(a) of the Exchange Act is included under "Election of Directors -
Section 16(a) Filing Requirements" in the
Company's definitive Proxy Statement which is incorporated herein by reference.


Item 11. Executive Compensation

	Information included under the caption, "Election of Directors - Executive Compensation" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 25, 1996 is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management

	Information included under the captions "Election of Directors - Certain Information Concerning Nominees and Directors", "Election of Directors - Common Stock Ownership of Management" and "Election of Directors -
Common Stock Ownership of Certain Beneficial Owners" in the Company's definitive Proxy
Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 25, 1996 is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

	On March 20, 1995, the Company acquired all of the issued and outstanding shares of Trace Industries, Inc., a New Mexico corporation doing business as CEI Enterprises ("CEI"), in exchange for $852,004 in cash and 87,333 shares of Company Common Stock. The deemed effective date of this transaction for financial reporting purposes was February 28, 1995. The purchase price was determined by the Senior Vice President of the Company based on his opinion of the fair market value of CEI following arm's length negotiation. Prior to this acquisition, CEI was a closely held company with four shareholders including Mr. Brent England, its President. In connection with this transaction, CEI was merged into a wholly owned subsidiary of the Company with Mr. England continuing to serve as President of the successor corporation and, as such, is now an executive officer of the Company. In lieu of providing registration rights to the former shareholders of CEI with respect to the shares of Company Common Stock being issued in this transaction, the Company granted each such shareholder the right to require the Company to redeem the shares at any time within two years of the closing date at a price of $12.00 per share. Mr. England received
23,333 shares of Company Common Stock in connection with this transaction and, consistent with the rights granted to each other former shareholder of CEI, has the right to require the redemption of such shares by the Company for $12.00 per share at any time on or before March 20, 1997.


PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

	(a)(1) The following financial statements and other information appear in Appendix "A" to this Report and are filed as a part hereof:

	.	Selected Consolidated Financial Data.

	.	Management's Discussion and Analysis of Financial
Condition and Results of Operations.

	.	Report of Independent Auditors.

	.	Consolidated Balance Sheets at December 31, 1995 and  1994.

 .	Consolidated Statements of Income for the Years Ended December 31, 1995,
  1994 and 1993.

 .	Consolidated Statements of Shareholders' Equity for the Years
  Ended December 31, 1995, 1994 and  1993.

 .	Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1995, 1994 and 1993.

	.	Notes to Consolidated Financial Statements.

	(a)(2) Other than as described below, Financial Statement Schedules are not filed with this Report because the Schedules are either inapplicable or the required information is presented in the Financial Statements or Notes thereto. The following Schedules appear in Appendix "A" to this Report and are filed as a part hereof:
	.	Report of Independent Auditors.

	.	Schedule VIII - Valuation and Qualifying Accounts.



	(a)(3) The following Exhibits* are incorporated by reference into or are filed with this Report:

	2.2	Share Purchase and Transfer Agreement by and between
the Company and Gibat Ohl Ingenieurgesellschaft fur Anlagentechnik mbH, dated as of October 5, 1994 (incorporated by reference to the Form 8-K dated November 7, 1994, File No. 0-14714).

	3.1	Restated Charter of the Company (incorporated by
reference to the Company's Registration Statement on Form S-1, effective June 18, 1986, File No. 33-5348).

	3.2	Articles of Amendment to the Restated Charter of the
Company, effective September 12, 1988 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, File No. 0-14714).

	3.3	Articles of Amendment to the Restated Charter of the
Company, effective June 8,
1989 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 0-14714).

	3.4	Amended and Restated Bylaws of the Company, adopted
March 14, 1990 (incorporated by
reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 0-14714).

	4.1	Trust Indenture between City of Mequon and Firstar Trust
Company, as Trustee, dated as of February 1, 1994 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
December 31, 1993, File No. 0-14714).

	4.2	Indenture of Trust, dated April 1, 1994, by and between
Grapevine Industrial
Development Corporation and Bank One, Texas, NA, as Trustee
(incorporated by
reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-14714).

	4.3	Shareholder Protection Rights Agreement, dated
December 22, 1995 (incorporated
by reference to the Company's Current Report on Form 8-K dated December 22, 1995, File No. 0-14714).

	10.29	Lease Agreement, dated as of August 28, 1989, between
Telsmith, Inc., and Pine Hill
Developers (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 0-14714).

	10.57	License Agreement, dated July 2, 1992, between Telsmith,
Inc. and Gerlach Industries (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 0-14714).

	10.75	Loan Agreement between City of Mequon, Wisconsin and
Telsmith, Inc. dated as of
February 1, 1994 (incorporated by reference to the Company's Annual
Report on Form 10-K for the year ended December 31, 1993, File No. 0-14714).

*The Exhibits are numbered in accordance with Item 601 of Regulation S-K. Inapplicable Exhibits are not included in the list.


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

	10.79	Guarantee of Astec Industries, Inc. in favor of M&I Ilsley
Bank, dated as of February 1, 1994 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993,
File No. 0-14714).

	10.80	Guarantee of Wibau-Astec Maschinenfabrik GmbH in
favor of Dresdner Bank
Aktiengensellschaft, dated as of December 22, 1993 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14714).

	10.81	Letter of Guarantee of Wibau-Astec Maschinenfabrik
GmbH in favor of Berliner Hondels - und Frankfurter Bank, dated as of December 22, 1993 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14714).

	10.82	Guarantee of Wibau-Astec Maschinenfabrik GmbH in
favor of Bayerische
Vereinsbank, dated as of December 22, 1993 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
1994, File  No. 0-14714).

	10.83	Loan Agreement dated as of April 1, 1994, between
Grapevine Industrial
Development Corporation and Trencor, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
1994, File  No. 0-14714).

	10.84	Letter of Credit Agreement, dated April 1, 1994, between
The First National Bank of
Chicago and Trencor, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994,
File No. 0-14714).

	10.85	Guaranty Agreement, dated April 1, 1994, between Astec
Industries, Inc. and Bank
One, Texas, NA, as Trustee (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994,
File No. 0-14714).

	10.86	Astec Guaranty, dated April 29, 1994, of debt of Trencor,
Inc. in favor of The First
National Bank of Chicago (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14714).

	10.87	Credit Agreement, dated as of July 20, 1994, between the
Company and The First
National Bank of Chicago (incorporated by reference to the Company's
Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14714).

	10.88	Guarantee of Wibau-Astec Maschinenfabrik GmbH in
favor of Bayerische
Vereinsbank, dated as of January 16, 1995 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
1994, File No. 0-14714).

	10.89	Waiver for December 31, 1994, dated February 24, 1995
with respect to the First
National Bank of Chicago Credit Agreement dated July 20, 1994
(incorporated by
reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14714).

	10.90	First Amendment to Guaranty of Payment, dated March
21, 1995 by and between
Heatec, Inc.; Roadtec, Inc.; Trencor, Inc.; Telsmith, Inc.; Astec
Transportation, Inc.; ACI, Inc.; Astec, Inc.; CEI Enterprises, Inc.; and The First National Bank of Chicago.

	10.91	First Amendment to Credit Agreement, dated May 22,
1995 between the Company
and The First National Bank of Chicago.

	10.92	Second Amendment to Guaranty of Payment, dated May
22, 1995 by and between
Heatec, Inc.; Roadtec, Inc.; Trencor, Inc.; Telsmith, Inc.; Astec
Transportation, Inc.; ACI, Inc.; Astec, Inc.; CEI Enterprises, Inc.; and The First National Bank of Chicago.

	10.93	Guaranty of all obligations of Astec-Europa
Strassenbaumaschinen GmbH executed
by the Company in favor of Bayerische Vereinsbank Aktiengesellschaft, dated December 6, 1995.

	10.94	Guaranty of a DM3,000,000 credit facility to Gibat Ohl
Ingenieurgesellschaft fur
Anlagentechnik mbH executed by the Company in favor of Deutsche Bank AG, dated December 13, 1995.

	10.95	Waiver for December 31, 1995, dated November 10, 1995
with respect to The First
National Bank of Chicago Credit Agreement dated July 20, 1994, as amended.

	10.96	English translation of Application for Commencement of
Bankruptcy Proceedings
filed on behalf of Astec-Europa Strassenbaumaschinen in Gelnhausen, Germany on February 9, 1996.

	10.97	Limited Consent of The First National Bank of Chicago
dated as of March 21, 1995 related to the acquisition of Trace Industries, Inc.
 and the assignment of certain assets to Astec, Inc.


Executive Compensation Plans and Arrangements

	10.98	Supplemental Executive Retirement Plan, dated February 1, 1996 to be effective as of January 1, 1995.

	10.99	Trust under Astec Industries, Inc. Supplemental
Retirement Plan, dated January 1, 1996.


	11	Statement Regarding Computation of Per Share Earnings.

	22	Subsidiaries of the Registrant.

	23	Consent of Independent Auditors


	(b)	No reports on Form 8-K were filed in the fourth quarter.

	(c)	The Exhibits to this Report are listed under Item 14(a)(3)
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

Selected Consolidated Financial Data

Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Balance Sheets at December 31, 1995 and 1994

Consolidated Statements of Income for the Years Ended December 31, 1995, 1994 and 1993

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993

Notes to Consolidated Financial Statements

Report of Independent Auditors

Schedule VIII - Valuation and Qualifying Accounts


REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Astec Industries, Inc.


We have audited the accompanying consolidated balance sheets of Astec Industries, Inc. and subsidiaries and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astec Industries, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, in 1995 the Company changed its method of accounting for the impairment of long-lived assets and for long-lived assets to be disposed of.


/s/		ERNST & YOUNG LLP

Chattanooga, Tennessee
February 27, 1996


ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE (VIII)
VALUATION AND QUALIFYING ACCOUNTS FOR CONTINUING  OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                             			ADDITIONS
		                             	CHARGES TO
              		BEGINNING	      COSTS &	           OTHER

                                                                                              ENDING
DESCRIPTION	    BALANCE	        EXPENSES	          ADDITIONS       	DEDUCTIONS	      BALANCE

December 31, 1995:
Reserves deducted from assets to which they apply:
Allowance for
doubtful
accounts        $	1,684,242     $	533,136          $	20,000	 (3)    $	958,740	(1)    $	1,278,638

Reserve for
inventory       $	4,994,035     $	1,196,876        $	0              $	752,401        $	5,438,510

Other Reserves:
Product	warranty$	3,470,703      $	3,194,240        $	0              $	4,194,168	(2)  $
	2,470,775


December 31, 1994:
Reserves deducted from assets to which they apply:
Allowance for
doubtful
accounts         $	1,191,083    $	362,089           $	467,607 (3)    $	336,537	(1)    $	1,684,242

Reserve for
inventory        $6,494,533     $	3,621,218         $	0              $	5,121,716      $	4,994,035

Other Reserves:
Product	warranty $	1,781,733    $	2,616,565         $	0              $	927,595	(2)    $
	3,470,703

	Reserve for
 	patent
 	damages        $	13,250,048   $	620,290           $	0              $	13,870,338     $	0


December 31, 1993:
Reserves deducted from assets to which they apply:
Allowance for
doubtful
accounts        $1,060,588      $742,752           $	21,609          $	633,866	(1)     $	1,191,083

Reserve for
inventory       $	5,948,084     $	2,952,918         $	0              $	2,406,469       $	6,494,533

Other Reserves:
Product	warranty$1,551,850      $	2,689,441         $	0              $	2,459,558	(2)   $
	1,781,733

	Reserve for
 	patent
	damages        $	12,554,640    $	695,408           $	0              $	0               $
	13,250,048

[FN]
(1)	Uncollectible accounts written off, net of recoveries.

(2)	Warranty costs charged to the reserve.

(3)	Represents reserve balances of subsidiaries acquired in the year.



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

Date: March 1, 1996

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by a majority of the Board of Directors of the Registrant on the dates indicated:



	SIGNATURE	               TITLE	                              DATE


/s/ J. Don Brock		        Chairman of the Board	              March 1, 1996
    J. Don Brock		        and President

/s/ Albert E. Guth		      Senior Vice President,	             March 1, 1996
Albert E. Guth		          Secretary, Treasurer
                        		and Director

/s/ W. Norman Smith		     President - Astec, Inc.	            March 1, 1996
W. Norman Smith		         and Director

/s/ Robert G. Stafford		  President - Telsmith, Inc.	         March 1, 1996
Robert G. Stafford		      and Director

/s/ Jerry F. Gilbert		    President - Trencor, Inc.	          March 1, 1996
Jerry F. Gilbert		        and Director



SIGNATURE	                TITLE	                               DATE

/s/ E.D. Sloan Jr.		      Director	                            March 1, 1996
E.D. Sloan, Jr.

/s/ William B. Sansom		   Director	                            March 1, 1996
William B. Sansom

/s/ Joseph Martin, Jr.		  Director	                            March 1, 1996
Joseph Martin, Jr.

/s/ George C. Dillon		    Director	                            March 1, 1996
George C. Dillon

/s/ G.W. Jones		          Director	                            March 1, 1996
G.W. Jones

/s/ Daniel K. Frierson		  Director	                            March 1, 1996
Daniel K. Frierson


Commission File No. 0-14714


SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549



EXHIBITS FILED WITH ANNUAL REPORT  ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995


ASTEC INDUSTRIES, INC.
4101 Jerome Avenue
Chattanooga, Tennessee 37407


ASTEC INDUSTRIES, INC.  FORM 10-K
INDEX TO EXHIBITS

	                                                                Sequentially
Exhibit Number	   Description	                                   Numbered Page


Exhibit 10.90	    First Amendment to Guaranty of Payment, dated March
                  21, 1995 by and between Heatec, Inc.; Roadtec, Inc.; Trencor, Inc.; Telsmith, Inc.; Astec
                  Transportation, Inc.; ACI, Inc.; Astec, Inc.; CEI Enterprises, Inc.; and The First National Bank of Chicago.

Exhibit 10.91	    First Amendment to Credit Agreement, dated May 22, 1995
                  between the Company and The First Nationa

Exhibit 10.92	    Second Amendment to Guaranty of Payment, dated May
                  22, 1995 by and between Heatec, Inc.; Roadtec, Inc.; Trencor, Inc.; Telsmith, Inc.;
                  Astec Transportation, Inc.; ACI, Inc.; Astec, Inc.; CEI Enterprises, Inc.; and The First National Bank of Chicago.

Exhibit 10.93	    Guaranty of all obligations of Astec-Europa
                  Strassenbaumaschinen GmbH executed by the Company in favor of Bayerische Vereinsbank Aktiengesellschaft, dated
                  December 6, 1995.

Exhibit 10.94	    Guaranty of a DM3,000,000 credit facility to Gibat Ohl
                  Ingenieurgesellschaft fur Anlagentechnik mbH executed by the Company in favor of Deutsche Bank AG, dated
                  December 13, 1995.

Exhibit 10.95	    Waiver for December 31, 1995, dated November 10, 1995
                  with respect to The First National Bank of Chicago Credit Agreement dated July 20, 1994, as amended.

Exhibit 10.96	    English translation of Application for Commencement of
                  Bankruptcy Proceedings filed on behalf of Astec-Europa Strassenbaumaschinen in Gelnhausen, Germany on
                  February 9, 1996.

Exhibit 10.97	    Limited Consent of The First National Bank of Chicago
                  dated as of March 21, 1995 related to the acquisition of Trace Industries, Inc. and the assignment of certain assets to Astec, Inc.

                  Executive Compensation Plans and Arrangements

Exhibit 10.98	    Supplemental Executive Retirement Plan, dated February 1,
                  1996 to be effective as of January 1, 1995.

Exhibit 10.99	    Trust under Astec Industries, Inc. Supplemental
                  Retirement Plan, dated January 1, 1996.

Exhibit 11        Statement Regarding Computation of Per Share Earnings.

Exhibit 22        Subsidiaries of the Registrant.

Exhibit 23        Consent of Independent Auditors.

For a list of certain Exhibits not filed with this Report that are incorporated by reference into this Report, see Item 14(a)(3).

EXHIBIT 11


Statement Regarding Computation of Per Share Earnings

ASTEC INDUSTRIES, INC.
EXHIBIT (11) - COMPUTATIONS OF EARNINGS PER SHARE  12/31/95
(In Thousands)



Shares for Earnings Per Share Computations
	Primary:
	Weighted average outstanding during year	                   10,072
	Common Stock equivalent for stock options & warrants	          124
		TOTAL	                                                     10,196



	Fully Diluted:
	Weighted average outstanding during year	                   10,072
	Common Stock equivalent for stock options & warrants	          125
		TOTAL	                                                     10,197



	Earnings Applicable to Common Stock:
	Income from continuing operations	                         $	4,560
	Net Income	                                                $	4,560



	Earnings Per Common Share (Based on Weighted Average Number
	of Common and Uncommon Equivalent Shares Outstanding):
	Income from continuing operations	                           $	.45
	Net Income	                                                  $	.45



	Additional Computations of EPS:
	Fully Diluted:
	Income from continuing operations	                           $	.45
	Net Income	                                                  $	.45

EXHIBIT 22

 Subsidiaries of the Registrant



LIST OF SUBSIDIARIES

                                                         		Jurisdiction of
Name	                            Owned	                    Incorporation


Astec, Inc.	                     100	                      Tennessee

Astec Transportation, Inc.	      100	                      Tennessee

CEI Enterprises, Inc.	           100	                      Tennessee

Heatec, Inc.	                    100	                      Tennessee

Roadtec, Inc.	                   100	                      Tennessee

Telsmith, Inc.	                  100	                      Delaware

Trencor, Inc.	                   100	                      Texas

Exhibit 23


Consent of Independent Auditors

CONSENT OF INDEPENDENT AUDITORS


	We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-14738 and 0-14714) pertaining to the Astec Industries, Inc. 1986 and 1992 Stock Option Plans of our report dated February 27, 1996, with respect to the consolidated financial statements and schedule of Astec Industries, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 1995.


/s/ERNST & YOUNG LLP


Chattanooga, Tennessee
March 15, 1996

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except as noted*)
Consolidated Income Statement Data

                   	1995	        1994	        1993	       1992	       1991
Net sales	          $242,601	    $	213,806	   $	172,801	  $	149,133	  $134,512
Selling, general
and 	administrative
expenses	           34,326	      31,142	      28,624	     23,969	     20,456
Patent suit damages
	and expenses
 (net recoveries
 and accrual
 adjustments)	       699	         (14,947)	    375	        567	        3,868
Research and
 development	        5,128	       3,166	       2,923	      2,580	      2,503
Loss on abandonment
 of 	foreign
 subsidiary	         7,037
Interest expense 	   2,125	       713	         1,788	      3,241	      4,597
Income from
	continuing
 operations	         4,560	       23,436	      9,338	      6,014	      524
Discontinued
 operations			    		3,530
Net income	         4,560	        23,436	     9,338	      6,014	      4,054
Income per
 common
	share from
 continuing
	operations*(1)	     .45	          2.38	       1.07	       .82	        .07


Consolidated Balance	Sheet Data
Working capital	      $	58,015	    $	53,000	    $	40,767	   $	33,641	 $	31,167
Total assets	         154,356	     155,964	     102,967	    87,885	   90,989
Total short-term debt	774	         8,573	       10	         3,103	    4,862
Long-term debt, less
	current maturities	  17,150	      16,155	      0          	22,660	   29,387
Shareholders' equity	 95,901	      90,373	      64,105	     27,631	   21,279
Book value per common
	share at
 year-end*(1)         9.50	        9.04	        6.54	       3.78	     2.95

Quarterly Financial	Highlight (Unaudited)
                                 First	      Second	      Third	      Fourth
                                	Quarter    	Quarter     	Quarter    	Quarter

1995
Net sales	                       $	57,544	   $	70,368	    $	65,015	   $	49,674
Gross profit	                    13,637	     14,011	      13,298      8,811
Net income	                      2,516      	4,730	       2,768	      (5,454)
Net income per
	common share* 	                 .25	        .47	         .27	        (.54)

1994
Net sales	                       $	46,226	   $	62,694	    $	49,021	   $	55,865
Gross profit	                    11,029	     14,013	      11,216	     11,839
Net income	                      2,876	      5,212	       3,131	      12,217
Net income per
	common share*	                  .29	        .53	         .32	        1.23


Common Stock Price*

1995 High	                        14-1/4	    13-1/8	       11-3/4	    12-1/4
1995 Low	                         11	        10-7/8	       9-7/8	     9-3/4

1994 High	                        20-1/8	    17-5/8	       15	        15-7/8
1994 Low	                         13-1/2	    13	           12-1/2	    11-5/8


The Company's common stock is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market under the symbol ASTE. Prices shown are the high and low bid prices as announced by NASDAQ. The Company has never paid any dividends on its common stock.

The number of shareholders of record is approximately 750.

(1) Restated to retroactively reflect the two-for-one stock split effected in the form of a dividend on August 12, 1993.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
1995 vs. 1994

Net income for 1995 was $4,560,000 or $.45 per share compared to net income of
$23,436,000 or $2.38 per share in 1994. Net income for 1994 included $14,947,000 in non-recurring gains as a result of final judgments entered in connection with the CMI litigation. The decline in 1995 also reflects a $7,037,000 loss resulting from the abandonment of Astec-Europa, as well as continuing losses from foreign operations during 1995. Income before income taxes was $6,141,000 in 1995 compared to $25,737,000 in 1994.

	This is shown in the following table:
	                                              Year Ended December 31,
                                              	1995              	1994
Income before income taxes	                    $	6,141,000       	$	25,737,000
Patent suit recoveries - CMI litigation		      (14,947,000)
Gain on sale of Wibau-Astec	                   (2,449,000)
Loss on abandonment of Astec-Europa	           7,037,000
Loss from foreign subsidiaries	                3,598,000	         5,366,000
Adjusted pre-tax income from domestic
 operations	                                   14,327,000        	16,156,000
Income taxes for domestic operations		         (5,487,000)	      	(916,000)
Net income from domestic operations	           $	8,840,000	       $	15,240,000

The decrease in adjusted pre-tax income for domestic operations of $1,829,000 in 1995 as compared to 1994 is the result of increased gross profit margin due to increased sales of domestic subsidiaries which were more than offset by increased interest, research and development expenses and a decrease in other income from domestic subsidiaries.

Net sales for 1995 were $242,601,000, an increase of $28,795,000 or approximately 13.5% compared to 1994. Of this increase, $14,615,000 is attributable to the acquisition of Gibat Ohl and the acquisition of the remaining 50% interest in Wibau-Astec. CEI, which was acquired in 1995, accounted for $3,543,000 in sales. Excluding the increase from the German operations and the CEI acquisition, sales increased $10,637,000 or 5.2%. International sales by domestic subsidiaries were 24.3% of total sales in both 1995 and 1994. The net increase in sales reflects a strong sales increase in asphalt plants, heaters and rock crushing equipment, but reduced sales in mobile equipment and trenchers.

The gross profit margin for 1995 was 20.5% compared to 22.5% for 1994. This decrease is primarily due to lower gross profit margins from our foreign operations which had gross profit margins of 3.4% in 1995 compared to 11.4% in 1994. Domestic operations gross profit margin for 1995 was 22.5% compared to 23.0% for 1994.

In 1995, selling, general, and administrative expenses decreased to 14.1% of net sales from 14.6% in 1994.

The Gencor patent litigation accounted for $699,000 of legal fees which are included in 1995 patent damages and expenses.

Research and development expenses increased from 1.5% of net sales in 1994 to 2.1% in 1995 primarily due to foreign operations.

As noted above, income from operations was significantly impacted by the losses of Astec-Europa in 1995. The total pre-tax loss, including the cost of abandonment, was approximately $9,945,000. Astec-Europa incurred pre-tax operating losses in 1995 of approximately $2,908,000. Due to Astec-Europa's poor operating results and its negative net worth at December 31, 1995, the Company declined to contribute additional capital to Astec-
Europa, electing instead to abandon the subsidiary in accordance with German law. Astec-Europa management filed a request for bankruptcy in Germany on February 9, 1996. Consequently, the Company does not believe that it will be required to fund Astec-Europa's liabilities except for certain liabilities previously guaranteed by the Company. The loss on abandonment of approximately $7,037,000 includes the liabilities of Astec-Europa that were guaranteed by the Company and the remainder of the original investment recorded on the books of the Company.

Interest expense for 1995 increased to .9% of net sales from .3% in 1994. The increase resulted from increased inventories in anticipation of sales which did not materialize and investment in capital expenditures of $15,160,000.

Other income increased by approximately $722,000 or 36.7% in 1995, resulting primarily from Astec-Europa (formerly Gibat Ohl) receiving $1,430,000 to settle various claims related to Astec-Europa's business operations. The gain on sale of foreign subsidiary of $2,449,000 in 1995 is due to the sale of Wibau-Astec as described in Note 2 to Consolidated Financial Statements.

Income tax expense for 1995 was $1,580,000 or approximately 25.7% of pre-tax income compared to $2,300,000 or approximately 8.9% of pre-tax income in 1994. The reason for the variance from the normal corporate tax rate in 1994 was the utilization of net operating loss carryforwards and establishment of a deferred tax benefit relative to net deductible temporary differences which could be recovered against future taxes or taxes previously paid. The variance in 1995 is primarily attributed to foreign operations. See Note 9 to Consolidated Financial Statements. Due to the utilization of the majority of its credit carryforwards, the Company's tax rate for 1996 and subsequent years will approximate the normal corporate rate.

The backlog at December 31, 1995 is $34,751,000 compared to $50,465,000 at December 31, 1994 which represents a 31.1% decrease.
The Company's backlog for 1994 was unusually large primarily due to the optimism of many of our major customers about the strength of the economy and increased demand resulting from the renewed emphasis to rebuild infrastructure. The Company's current backlog is more consistent with the historical trend experienced by the Company.

Results of Operations
1994 vs. 1993

	Net sales for 1994 increased $41,005,000 or approximately 23.7% compared to 1993. Of this increase, $10,133,000 was attributable to the acquisition of Gibat Ohl and the remaining 50% of Wibau-Astec. Excluding these acquisitions, sales increased $30,872,000 or 17.9%. International sales by domestic subsidiaries were 24.3% in 1994 and 17.2% in 1993. The increase in sales reflected the strength of our economy, the attitude of our customers toward the economy, expectations for infrastructure contracts and the quality, performance and competitiveness of our products as a result of many years of investment in research and development.

The gross profit margin for 1994 was 22.5% compared to 24.2% for 1993. Domestic operations gross profit margin for 1994 was 23.0% compared to 24.2% for 1993. Foreign operations gross profit margin was 11.4% The domestic gross profit margin was negatively effected in 1994 for several reasons:

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

In 1994, selling, general, and administrative expenses decreased to 14.6% of net sales from 16.6% in 1993. The increase in sales was the primary reason for the percentage reduction.

Research and development expense declined from 1.7% of net sales in 1993 to 1.5% in 1994, again, primarily due to the increase in sales.

In October 1994, the decision by the United States Supreme Court to deny certiorari in connection with the appeal filed by CMI Corporation ("CMI") brought to a successful end the Company's long-standing patent litigation with CMI. The Supreme Court's actions effectively denied CMI's request to appeal a lower court ruling that found Astec did not have liability for infringement of CMI patents and left intact damages payable by CMI to Astec. As a result, previously established liabilities of $13,870,000, payable by the Company, were reversed and patent damages of $1,309,000 were received from CMI. These amounts are shown in Consolidated Statements of Income as net recoveries and accrual adjustments of patent damages. See "Contingencies" and Note 10 to the Consolidated Financial Statements.

Because our joint venture, Wibau-Astec, continued to be unprofitable, it became apparent that major changes were necessary and we began a plan of restructuring. Restructuring costs of $1,500,000 related to Wibau-Astec are
discussed in Note 12 to Consolidated Financial 	Statements. The
anticipated effect of the restructuring plan was reflected in the pro forma summary included in Note 2.

Interest expense for 1994 decreased to 0.3% of net sales from 1.0% in 1993. This was due to a decrease in overall interest expense combined with the increase in sales. Plant expansion and improvements were financed by industrial revenue bonds at favorable interest rates.

Other income decreased by approximately $371,000 or 15.9% in 1994. This was due to the fact that one international licensee that was not renewed for 1994 produced $665,000 in license fees in 1993. The equity in loss of joint venture of $3,177,000 reflects 50% of the losses from the joint venture for the ten months prior to the purchase of the remaining 50% interest in Wibau-Astec.

Income tax expense for 1994 was $2,300,000 or approximately 8.9% of pre-tax income. The primary reasons for the variance from the normal corporate tax rate were the utilization of net operating loss carryforwards and establishment of a deferred tax benefit relative to net deductible temporary differences which could be recovered against future taxes or taxes previously paid. See Note 9 to Consolidated Financial Statements.

In the first quarter of 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes". At December 31, 1994, there were net deferred tax assets of approximately $14,799,000, which were comprised of temporary differences, the tax benefit of net operating loss and credit carryforwards and foreign net operating loss carryforwards. Temporary differences related primarily to inventory reserves, warranty reserves and bad debt reserves. At December 31, 1994, a valuation allowance of approximately $10,070,000 was recorded. This valuation allowance offsets the deferred tax assets relative to net operating loss carryforwards. Both the net operating loss and credit carryforwards are SRLY carryforwards and can be used to offset only the income of a certain subsidiary of the Company.
As a result, the Company determined that a valuation allowance was necessary for these items as well as the foreign net operating loss carryforward, the utilization of which was uncertain.

The backlog at December 31, 1994 was $50,465,000 compared to $33,100,000 at December 31, 1993 which represents a 52.4% increase. The increase was primarily due to the optimism of our customers about the strength of the economy and the performance and competitiveness of our products.



Liquidity and Capital Resources

Working capital increased to $58,015,000 at December 31, 1995 from $53,000,000 at ResourcesDecember 31, 1994. The Company's debt to equity ratio was .19 to 1 at December 31, 1995 and .27 to 1 at December 31, 1994. The debt for foreign subsidiaries has been removed from the balance sheet as a result of the sale of Wibau-Astec and the abandonment of Astec-Europa.

Total short-term borrowings, including current maturities of long-term debt, were $774,000 at December 31, 1995 and $8,573,000 at December 31,
1994. Long-term debt, less current maturities was $17,150,000 at December 31, 1995 and $16,155,000 at December 31, 1994.

Capital expenditures of $15,160,000 were made in 1995 as compared to capital expenditures in 1994 of $21,886,000. The Company utilized industrial revenue bonds in 1994 in the amount of $8,000,000 to finance the Grapevine, Texas (Trencor) project which included improvements to the existing facility as well as additions of new equipment. Industrial bonds were issued in February 1994 in the amount of $6,000,000 to assist in financing the Telsmith expansion at Mequon, Wisconsin.

The Company has an unsecured revolving credit loan agreement with The
First National Bank of Chicago. The line of credit is $22,000,000. This credit facility expires June 30, 1997. At December 31, 1995, $4,150,000 of the line of credit was utilized. At December 31, 1995 the Company was in violation of the $10,000,000 limit on capital expenditures and has received a waiver for such violation.

As a result of the Company's decision to abandon Astec-Europa (see Note
3 to the Consolidated Financial Statements), the Company will be required to pay approximately $2,116,000 for bank loans made to Astec-Europa that were guaranteed by the Company and $1,228,000 in warranties guaranteed by the Company. It is expected that these amounts will be funded from cash from operations or by use of the Company's line of credit. The guaranteed payments required for loans and warranties have been accrued and are included in other liabilities.

For additional information on current and long-term debt, see Note 7 to the Consolidated Financial Statements.


Contingencies

See Note 10 to Consolidated Financial Statements for information on certain pending litigation and contingent liabilities arising from recourse financing arrangements.


Environmental Matters

Based on information available from environmental consultants, the Company has no material reserve requirements for potential environmental liabilities.


CONSOLIDATED BALANCE SHEET

                                                  	   December 31,
                                               	1995             1994
Assets	Current assets:
Cash and cash equivalents note 1	               $	3,133,070	     $ 	10,471,444
Trade receivables less allowance for doubtful
	accounts of $1,279,000 in 1995 and
	$1,684,000 in 1994	                            27,075,401	      29,852,180
Notes and other receivables                     596,134	         215,390
Inventories note 1,4	                           55,882,679	      56,309,735
Prepaid expenses	                               894,593	         2,149,795
Refundable income taxes	                        2,341,849
Deferred tax asset note 9	                      6,667,052	       2,901,799
Other current assets	                           5,214	           236,229
Total current assets	                           96,595,992	      102,136,572
Property and equipment, net note 5	             51,709,033	      42,348,792
Other assets:
Goodwill	                                       4,066,152	       8,370,662
Notes receivable	                               572,829
Deferred tax asset note 9		                                      1,827,494
Other	                                          1,412,326	       1,280,069
Total other assets	                             6,051,307       	11,478,225
Total	                                          $	154,356,332	   $	155,963,589



Liabilities and	Shareholders' Equity

Current liabilities:
Notes payable	                                  $ 3,249         	$	8,072,502
Current maturities of long-term debt note 7	    771,025	         500,000
Accounts payable	                               15,877,964	      14,262,518
Customer deposits	                              4,989,557	       6,301,481
Accrued product warranty	                       2,470,775	       3,470,703
Income taxes payable note 9		                                    1,987,511
Other accrued liabilities	                      14,468,042	      14,541,920
Total current liabilities	                      38,580,612	      49,136,635
Long-term debt, less current maturities note 7	 17,150,000       16,155,000
Deferred tax liability note 9	                  2,351,283
Deferred retirement costs note 8	               373,310	         192,242
Other		                                                          106,716
Total liabilities	                              58,455,205	      65,590,593
Shareholders' equity: note 1,11
Preferred stock - authorized 2,000,000 shares of
	$1.00 par value; none issued
Common stock - authorized 20,000,000 shares of
	$.20 par value; issued and outstanding -
	10,092,199 in 1995 and 10,001,831 in 1994	     2,018,440       	2,000,366
Additional paid-in-capital	                     51,940,580	      50,900,908
Foreign currency translation adjustment		                        89,975
Retained earnings	                              41,942,107	      37,381,747
Total shareholders' equity	                     95,901,127	      90,372,996
Total	                                          $	154,356,332   	$	155,963,589

	See Notes to Consolidated Financial Statements.



CONSOLIDATED STATEMENTS OF INCOME

                                         Year Ended December 31,
	                               1995	            1994	           1993
Net sales	                      $	242,601,351  	 $	213,806,411	  $	172,801,465
Cost of sales	                  192,844,160	     165,709,245	    130,906,009
Gross profit	                   49,757,191	      48,097,166	     41,895,456
Selling, general, and
	administrative expenses	       34,325,974	      31,142,335      28,624,179
Research and
	development expenses	          5,128,495       	3,165,795      	2,922,921
Patent suit damages and
	expenses (net recoveries
	and accrual
 adjustments) note 10	          699,222	         (14,947,498) 	  374,740
Restructuring costs note 12		                    1,500,469
Loss on abandonment
	of foreign subsidiary note 3	  7,037,105
Income from operations	         2,566,395	       27,236,065	     9,973,616
Other income(expense):
	Interest expense	              (2,125,261)	     (712,853)	      (1,787,742)
	Loan prepayment penalty
		and expenses note 7			                                         (544,783)
	Interest income	               565,724	          426,489	       516,957
	Other income - net	            2,685,161	        1,963,633     	2,334,407
	Gain on sale of foreign
		subsidiary note 2	            2,448,551
	Equity in loss of joint
		venture note 2		                                (3,176,834)	   (720,000)
Income before income taxes	     6,140,570	        25,736,500    	9,772,455
Income taxes note 9 	           1,580,210	        2,300,126	     434,246
Net income	                     $	4,560,360	      $	23,436,374	  $ 9,338,209


Earnings per Common and	Common Equivalent Share:
Net income	                     $	.45	            $2.38        	 $	1.07
Weighted average number of
	common and common
	equivalent shares
 outstanding note 1 	           10,071,930        9,843,980	     8,694,478



	See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	              Common Stock note 1	       Additional	          Foreign Currency    	        Retained
             	Shares	       Amount	       Paid-in Capital	     Translation Adjustment       Earnings
Balance
  December 31,
  1992	       3,658,634	    $ 	731,713	   $ 	22,291,705	       $0              		            $ 	4,607,164

Issuance of
	common stock	1,243,067	    248,627	      26,887,481

Stock
  dividend	   4,893,701	    978,740	      (978,740)

Net income					                                                                              9,338,209

Balance
  December 31,
  1993	       9,795,402	    1,959,080	     48,200,446	                                       13,945,373

Issuance of
	common stock	206,429	      41,286	        2,700,462

 Change during year				                                          $	89,975

Net income                                                                                   23,436,374

Balance
  December 31,
  1994	       10,001,831	   2,000,366	      50,900,908	          89,975  	                   37,381,747

Issuance of
	common
 stock	       90,368	       18,074	         1,039,672

Change during year                                           				(89,975)

Net income                              					                                                4,560,360

Balance
  December 31,
  1995	        10,092,199	  $	2,018,440	    $	51,940,580  	       $	0	                       $	41,942,107

	See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            	Year Ended December 31,
		                               1995	            1994	           1993
Cash Flows From Operating Activities
	Net income	                     $	4,560,360	     $ 23,436,374	   $	9,338,209
	Adjustments to reconcile net
	income to net cash provided
	by operating activities:
	Depreciation and amortization	  5,697,862	       3,941,871      	3,105,694
	Provision for doubtful accounts	533,136	         362,089	        742,752
	Provision for inventory
   reserves	                     1,196,876	       3,621,218      	2,952,918
	Provision for warranty	         3,194,240	       2,616,565      	2,689,441
	Provision for patent damages
		(net recoveries and
		accrual adjustments)		                          (13,250,048)    13,697
	Foreign currency translation
		adjustment	                    (74,519)	        89,975
	(Gain) loss on sale of
  fixed assets	                  (263,195)	       322,587         (19,976)
	Equity in loss of joint venture		                3,176,834       720,000
	Gain on sale of foreign
   subsidiary	                   (2,448,551)
	Loss on abandonment of foreign
		subsidiary	                    7,037,105
(Increase) decrease in:
	Receivables	                    (2,551,526)	     (7,660,990)	    (7,105,758)
	Inventories	                    (5,921,052)	     (3,537,955)	    (2,988,734)
	Prepaid expenses	               (2,071,266)	     (803,177)	      (337,248)
	Patent damage escrow funds		                     12,309,420     	(705,431)
	Deferred tax asset	             413,524	         (4,156,695)	    (572,598)
	Other assets	                   (993,322)	       (1,916,921)	    (400,318)
Increase (decrease) in:
	Accounts payable	               6,062,733	       2,138,449	      1,054,970
	Customer deposits	              (1,211,925)	     (1,738,643)     113,091
	Accrued product warranty	       (3,433,374)	     (2,256,128)    	(2,459,558)
	Income taxes payable	           (1,117,518)	     400,355	        877,225
	Reserve for patent damages			                                    681,711
	Other accrued liabilities	      (2,373,657)	     (947,201)      	1,376,519
Total adjustments	               1,675,571       	(7,288,395)    	(261,603)
Net cash provided by
	operating activities	           6,235,931	       16,147,979     	9,076,606


Cash Flows From	Investing Activities
Proceeds from sale of property
 	and equipment - net	           953,766 	        307,099	        74,284
Expenditures for property
	and equipment	                  (15,159,921)	    (21,886,011)	   (8,767,135)
Cash received in connection
	with sale of subsidiary	        (36,687)
Cash balance abandoned
	with subsidiary	                (203,643)
Repayments on notes receivable	  95,256	           600,499	        47,672
Investment in joint venture		                      (635,700)	      (589,900)
Cash payments in connection
	with business combination, net
	of cash acquired	               (834,591)	        1,447,965
Net cash (used by) investing
	activities	                     (15,185,820)	     (20,166,148)	  (9,235,079)

Cash Flows From	Financing Activities
Proceeds from industrial bonds		                   14,000,000
Proceeds form issuance of
	common stock	                   9,750	            34,750        	27,136,109
Net (repayments) borrowings
	under revolving credit loan    	1,495,000	        2,655,000     	(4,675,000)
Principal repayments of industrial
	bonds, loans and notes payable 	(1,523,213)       	(5,658,355)  	(21,078,374)
Proceeds from debt and
notes payable	                   1,629,978
Net cash provided by
	financing activities	           1,611,515        	11,031,395     	1,382,735
Increase (decrease) in cash and
	cash equivalents	               (7,338,374)      	7,013,226      	1,224,262
Cash and cash equivalents,
	beginning of period	            10,471,444       	3,458,218      	2,233,956
Cash and cash equivalents
	end of period	                  $	3,133,070      	$	10,471,444   	$3,458,218


Supplemental Cash	Flow Information

Cash paid during the year for:
Interest	                        $	1,800,598	      $ 595,767     	$	2,600,688
Income taxes	                    $	5,088,465      	$	6,282,709   	$	176,021

Excluded from the Consolidated
	Statements of Cash Flows were
	the following effects of non-cash
	investing and financing activities:

Capital stock issued for purchase
	of subsidiary:
	Investment in subsidiary	       $	1,047,996	      $ 	2,706,996
	Capital stock		                 (17,467)		        (39,871)
	Additional paid-in-capital    		(1,030,529)	     	(2,667,125)

Non-cash sale of assets
	by assumption of receivable:
	Property and equipment					                                        $ (8,244)
	Receivable - other					                                               8,244

Non-cash transfer of assets:
	Trade receivables					                                             $ 90,435
	Notes receivables					                                              (90,435)

Non-cash purchase of assets:
	Property, plant and equipment	  $	547,587
	Accrued liability		              (547,587)

Non-cash assets assumed in
	connection with recourse
	customer financing:
	Notes receivables	              $	369,229
	Inventory		                      (369,229)

	See Notes to Consolidated Financial Statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant	Basis of Presentation - The consolidated
financial statements include the accounts of
Accounting Policies	Astec Industries, Inc. and its
subsidiaries. The Company's wholly-owned subsidiaries at December 31, 1995 are as follows:

	Astec, Inc.	               Roadtec, Inc. 	      CEI Enterprises, Inc.
 Telsmith, Inc.             Heatec, Inc.         Trencor, Inc

		During 1995 Wibau-Astec Maschinenfabrik GmbH
("Wibau-Astec") was sold and Gibat Ohl Ingenieurgesellschaft fur
Anlagentechnik ("Gibat Ohl") was abandoned.  See Notes 2 and 3.

All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Information - The Company operates in one industry segment. Its products are used predominately for road construction and for the manufacture and processing of construction aggregates. International sales by domestic subsidiaries were $58,965,000, $52,031,000, and $29,693,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Net sales and net losses of foreign operations were $24,748,000 and $3,044,000 for the year ended December 31, 1995, and $10,133,000 and $5,394,000 for the year ended December 31, 1994. At December 31, 1994, assets of foreign subsidiaries were $23,953,000. See Notes 2 and 3.

Cash Equivalents - The Company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

Inventories - Inventories (excluding used equipment) are stated at the lower of first-in, first-out cost or market. Used equipment inventories are stated on the specific unit cost method, which in the aggregate is less than market.

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

Goodwill - Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill amounts are being amortized using the straight-line method over twenty years. Additions to goodwill in 1995 reflect the purchase of CEI Enterprises, Inc.

Product Warranty - The Company provides product warranties against defects in materials and workmanship for periods ranging from ninety days to one year following the date of sale. Estimated costs of product warranties are charged to cost of sales in the period of the sale.

Revenue Recognition - A portion of the Company's equipment sales represents equipment produced in the Company's plants under short-term contracts for a specific customer project or equipment designed to meet a customer's specific requirements. Equipment revenues are recognized in compliance with the terms and conditions of each contract, which is ordinarily at the time the equipment is shipped. Certain contracts include terms and conditions through which the Company recognized revenues upon completion of equipment production which is subsequently stored at the Company's plant at the customer's request. Revenue is recorded on such contracts upon the customer's assumption of title and all risks of ownership.

1.	Summary of Significant	Accounting Policies

Foreign Currency Translation - The
financial statements of foreign subsidiaries have been translated into U.S. Dollars in accordance with FASB Statement No. 52, "Foreign Currency
Translation". All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of shareholders' equity.

Stock Based Compensation - The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock options granted in accordance with APB Opinion No. 25, "Accounting for Stock
Issued to Employees" and, accordingly, recognizes no compensation expense for the stock option grants.

Earnings Per Share - Primary and fully diluted earnings per share are based on the weighted average number of common and common equivalent shares outstanding and include the potentially dilutive effects of the exercise of stock options in years where there are earnings. Fully diluted earnings per share are not presented for 1995, 1994, or 1993 since the dilution is not material. Earnings per share information has been restated to retroactively reflect the two-for-one stock split effected in the form of a dividend on August 12, 1993.

Accounting Change - Effective, January 1, 1995, the Company adopted
SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. During 1995, events and circumstances indicated that approximately $4,400,000 of assets of the Company's subsidiary, Astec-Europa might be impaired. As further discussed in Note
3, these assets were written off in connection with the abandonment of Astec-Europa.


2.	Business Combinations
On February 28, 1995, the Company acquired the operating assets and liabilities of Trace Industries, Inc., a New Mexico corporation doing business as CEI Enterprises ("CEI") in exchange for 87,333 shares of the Company's common stock and approximately $852,000 in cash. The operations of CEI are included in the consolidated statements of income from the effective date of acquisition. The transaction was accounted for as a purchase and the purchase price of approximately $1,900,000 was allocated to the net tangible assets acquired based on the estimated fair market values of the assets acquired. The excess of the purchase price over the fair market value of CEI's net tangible assets was recorded as goodwill and is being amortized using the straight-line method over 20 years.

A summary of the net assets acquired is as follows:
Current assets			                        $	1,035,148
Property, plant and equipment		              243,877
Current liabilities		                      (768,647)
Other liabilities		                         (39,683)
Goodwill		                                 1,411,892
Net assets acquired excluding cash		       1,882,587
Cash		                                        17,413
Net assets acquired			                   $	1,900,000

		Effective July 1, 1993, the Company entered into a joint venture with Putzmeister-Werk Maschinenfabrik GmbH ("Putzmeister") to form a new German limited liability company, Wibau-Astec
Maschinenfabrik GmbH ("Wibau-Astec"). Wibau-Astec designed, engineered, manufactured and marketed asphalt plants, stabilization plants, asphalt and thermal heaters, hot storage systems and soil remediation equipment. Putzmeister and the Company each owned 50% of Wibau-
Astec. On November 7, 1994, the Company acquired the remaining shares of Wibau-Astec from Putzmeister for $67,400. The acquisition was accounted for as a purchase effective November 7, 1994 and accordingly, the results of operations and accounts of Wibau-Astec subsequent to November 7, 1994 are included in the Company's consolidated financial statements. The purchase price was allocated to the net tangible assets of Wibau-Astec based on the estimated fair market value of the assets acquired. As required by the purchase method of accounting, the excess amount of the purchase price over the fair value of Wibau-Astec's net tangible assets was recorded as goodwill and was being amortized using the straight-line method over 20 years. Subsequent to the acquisition of Wibau-Astec, the Company undertook a plan to restructure Wibau-Astec's operations. See Note 12 - Restructuring Costs. Effective June 30, 1995, the Company sold Wibau-Astec to Wirtgen Gesellschaft mit beschrankter Haftung for approximately $1,109,000. For the six months ended June 30, 1995, Wibau-Astec had a net loss of approximately $688,000. The Company realized a gain of approximately $2,449,000 on the sale of Wibau-Astec.

Effective October 17, 1994, the Company acquired the operating assets and liabilities of Gibat Ohl Ingenieurgesellschaft fur Anlagentechnik ("Gibat Ohl") in exchange for 193,357 shares of the Company's common stock and approximately $2,760,000 in cash. The acquisition was accounted for as a purchase effective October 17, 1994, and accordingly, the results of operations and accounts of Gibat Ohl subsequent to October 17, 1994 are included in the Company's consolidated financial statements. The purchase price of approximately $5,460,000 was allocated to the net tangible assets of Gibat Ohl based on the estimated fair market value of the assets acquired. The excess of the purchase price over the fair market value of Gibat Ohl's net tangible assets was recorded as goodwill and was being amortized using the straight-line method over 20 years. During 1995, Gibat Ohl's name was changed to Astec-Europa and in February 1996, the Company abandoned Astec-Europa. See Note 3.

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

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions discussed above had occurred at the beginning of each of the periods presented. Pro forma adjustments have been made to 1994 and 1993 to reflect the restructuring of Wibau-Astec as described in Note 12. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results that would have incurred had the acquisition occurred at the beginning of the periods presented or of results which may occur in the future.

	                                      Year Ended December 31,
	                          1995             	1994	              1993
Net sales	                 $	243,493,000	    $	227,891,000 	    $ 	188,823,000
Income from operations	        6,213,000       	28,814,000         	10,576,000
Net income	                    4,619,000       	24,863,000          	9,638,000
Per common and common
	equivalent share:
	Net income	                       $	.46           	$	2.53             	$	1.11

Prior to its acquisition of the remaining 50% interest in Wibau-Astec, the Company's investment in Wibau-Astec was accounted for by the equity method. Accordingly, net income as presented in the Consolidated
Statements of Income for 1994 and 1993 includes the Company's share of Wibau-Astec's losses for periods prior to the acquisition of $3,177,000 and $720,000, respectively.

3.	Abandonment of Foreign	Subsidiary

During 1995, the Company's subsidiary, Astec-Europa, incurred a net loss of approximately $2,354,000 and had a negative net worth at December 31, 1995. The Company determined that it would no longer support Astec-Europa and on February 9, 1996, Astec-Europa management filed a request for bankruptcy in Germany. Due to its decision to abandon Astec-Europa, the Company will not recover any amounts related to Astec-Europa's assets nor will it be required to liquidate Astec-Europa's liabilities except to the extent such liabilities were guaranteed by the Company. Accordingly, Astec-Europa's assets and liabilities at December 31, 1995 were adjusted to liquidation basis values. This, along with the write-off of the Company's investment in Astec-Europa and the remaining goodwill associated with Astec-Europa of approximately $3,911,000 resulted in a total write-off related to the abandonment of approximately $7,037,000 before tax and $3,683,000 after tax. Total losses recognized in 1995, including net loss from operations and the loss on abandonment, related to Astec-Europa were approximately $9,945,000 before tax or $6,037,000 after tax.


4.	Inventories

Inventories consisted of the following:
                                                	December 31,
                                           	1995            	1994
Raw materials and parts	                    $	23,709,839    	$	26,705,110
Work-in-process	                              10,384,847	      14,380,192
Finished goods	                               14,583,127       	7,745,709
Used equipment	                                7,204,866       	7,478,724
Total	                                      $	55,882,679    	$	56,309,735


5.	Property and Equipment	Property and equipment consisted of the following:
	                                                 December 31,
                                            	1995	            1994
Land, land improvements, and buildings	      $	35,220,996	    $ 	26,676,486
Equipment	                                     39,322,961	       37,497,348
Less accumulated depreciation	               (22,864,623)     	(21,880,823)
Land, buildings, and equipment - net	          51,679,334       	42,293,011
Rental property:
Equipment	                                        122,347        	1,703,608
Less accumulated depreciation	                   (92,648)      	(1,647,827)
Rental property - net	                             29,699	           55,781
Total	                                       $	51,709,033	     $	42,348,792


6.	Leases	The Company leases certain land, buildings and
equipment which are used in its operations. Total rental expense charged to operations under operating leases was approximately $1,213,000, $615,000 and $427,000 for the years ended December 31, 1995, 1994 and 1993 respectively.

Minimum rental commitments for all noncancelable operating leases at December 31, 1995 are as follows:

	1996          	 $ 691,000
	1997	             444,000
	1998	             230,000
	1999	             122,000
	2000 and beyond	  100,000

The Company also leases equipment to customers under short-term contracts generally ranging from two months to six months. Rental income under such leases was $1,630,000, $1,394,000 and $1,719,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

7.	Long-term Debt	Long-term debt consisted of the following:
                                                	December 31,
                                        	  1995              	1994
Revolving credit loan of
	$22,000,000 at December 31, 1995
	and $15,000,000 at December 31, 1994,
	available through June 30, 1997 at an
	interest rate of prime less a quarter,
 which 	was 8.25% at December 31, 1995
	and 1994	                                 $	4,150,000	       $	2,655,000

Loans payable maturing at various dates
through  1996 at interest rates
from 8.5% to 9.25%	                            271,025

Industrial Development Revenue Bonds
	payable in annual installments through
	2006 at weekly negotiated interest rates	   5,500,000         	6,000,000

Industrial Development Revenue Bonds due in
	2019 at weekly negotiated interest rates	   8,000,000         	8,000,000

Total long-term debt	                       17,921,025        	16,655,000

Less current maturities	                       771,025	           500,000

Long-term debt less
	current maturities	                      $	17,150,000	     $ 	16,155,000

During 1995, the Company amended its unsecured revolving loan agreement negotiated in 1994 thereby increasing the line of credit to $22,000,000. The loan agreement contains certain restrictive covenants relative to operating ratios and capital expenditures and also restricts the payment of dividends. At December 31, 1995, the Company was in violation of the covenant relative to capital expenditures and has received a waiver for such violation.

The aggregate of all maturities of long-term debt in each of the next five years is a follows:

	1996	            $	771,025
	1997	            4,650,000
	1998              	500,000
	1999              	500,000
	2000 and beyond	11,500,000

For 1995, the weighted average interest rate on short term borrowings, which include current maturities of Industrial Revenue Bonds and notes payable, were 4.16% and 8.62%, respectively.


8.	Retirement Benefits
A former subsidiary of the Company, the Barber-Greene Company, had defined
benefit 		pension plans ("Barber-Greene Plans") covering
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

During 1994, the Company made the decision to terminate the Barber-
Greene Plans and purchased annuities to fund the benefits provided for in the plans. In 1995, the Company received approval from the Internal
Revenue Service to terminate the plans. As a result, the settlement loss of approximately $46,000 is included in Other income-net in 1995.

A reconciliation of the funded status of
the Plans, which is based on a valuation date of September 30, with amounts reported in the Company's consolidated balance sheets, is as follows:
	                                      Year Ended December 31,
		                                     1995              	1994
Actuarial present value of
	benefit obligations:
	Vested			                             $	2,991,159       	$ 	40,574,462
	Nonvested		                                90,781	              85,245
Accumulated benefit obligation			      $	3,081,940        	$	40,659,707

Projected benefit obligation        			$	3,081,940        	$	40,659,707
Plan assets at fair value		              2,539,151          	40,589,417
Projected benefit obligation in excess
	of plan assets	                           542,789	              70,290
Unrecognized net gain		                      6,046	             450,751
Prior service cost not yet recognized
	in net periodic pension cost          		(148,819)           	(320,665)
Pension liability in the consolidated
	balance sheets			                       $	400,016      	    $ 	200,376

Net periodic pension cost for 1995, 1994 and 1993 included the following components:
                                          	Year Ended December 31,
                                	1995	           1994	            1993
Service cost - benefits
 earned 	during the period	      $ 24,585 	      $	31,503	        $	26,873
Interest cost on projected
	benefit obligation	             219,465	        2,565,355	       2,754,319
Actual return on plan assets	    (238,493)	      2,148,873       	(12,318,009)
Net amortization and deferral	   (6,682)	        (5,405,871)     	9,345,175
Net (income)	                    $	(1,125)	      $	(660,140)	     $ (191,642)

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% and 8.5% at September 30, 1995 and 1994, respectively. The expected long-term rate of return on assets was 9.0% for the years ending September 30, 1995 and 1994. Plan assets are primarily comprised of corporate equity and corporate and U.S. Treasury debt securities.

In 1987, the Company adopted deferred savings plan ("Savings Plans") under Section 401(k) of the Internal Revenue Code, under which substantially all employees of the Company and its subsidiaries are eligible. In 1991, the Savings Plans were consolidated and provide that the Company match an amount equal to 50% of employee savings subject to certain limitations. The total expense for such matching was approximately
$777,000, $696,000, and $567,000 for the years ended December 31, 1995,
1994 and 1993 respectively.

In addition to the retirement plans discussed above, the Company has an unfunded postretirement medical and life insurance plan covering employees of its Telsmith, Inc. subsidiary and retirees of its former Barber-Greene subsidiary. Effective January 1, 1993, the Company adopted SFAS
No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions". The accumulated postretirement benefit obligation ("APBO") at adoption was approximately $674,000 and is being amortized over 20 years.

The accumulated postretirement benefit obligation and the amount recognized in the Company's consolidated balance sheets, is as follows:

                                                  	December 31,
                                       		1995	                     1994
Accumulated postretirement
	benefit obligation:
	Retirees			                             $	246,300 	               $	130,600
	Active employees		                      393,500	                  473,000
				                                     639,800	                  603,600
Unamortized transition obligation		      (571,900)	                (605,600)
Unrecognized net gain		                  118,800	                  118,800
Accrued postretirement benefit cost		    $	186,700	                $ 116,800

Net periodic postretirement benefit cost included the following components:
	                                                    December 31,
		                                       1995	                      1994
Service cost			                          $	53,300	                  $ 	53,500
Interest cost			                         50,200	                    42,900
Amortization of transition obligation		  33,700	                    33,700
Amortization of net gain		               (1,900)
Net expense			                           $	135,300	                 $	130,100

A discount rate of 8.5% was used in calculating the APBO. The APBO assumes a 13.5% increase in per capita health care costs decreasing gradually to 5.8% for years 2012 and later. A 1% increase in the medical inflation rate would increase the APBO by approximately $29,400 and the expense by approximately $7,500.


9.	Income Taxes

Effective January 1, 1993, the Company adopted
SFAS No. 109, "Accounting for Income Taxes". There was no cumulative effect on income from the adoption of SFAS No. 109.

For financial reporting purposes, income before income taxes includes the following components:
	                                      Year Ended December 31,
                             	 1995	           1994	           1993
United States                  $	16,497,616	   $	30,726,395	   $	9,474,455
Foreign:
	License income	               277,855	        404,000	        1,018,000
	Equity in loss of
		joint venture		                              (3,176,834)	    (720,000)
Loss from foreign
  subsidiaries	               (3,597,796)	     (2,217,061)
Loss on adandonment	          (7,037,105)
Income before income taxes	   $	6,140,570	     $25,736,500	     $	9,772,455

The provision for income taxes consisted of the following:
	                                        Year Ended December 31,
                              1995	             1994	            1993
Current	                      $	1,166,956	      $	7,029,419	     $ 434,246
Deferred (benefit)	           413,254	          (4,729,293)
Total provision for
	income taxes	                $	1,580,210	      $	2,300,126     	$ 434,246

A reconciliation of the provision for income taxes
at the statutory rate to those provided is as follows:
                                           Year Ended December 31,
                              	1995	             1994	           1993
Tax at statutory rates	        $	2,087,794	      $	9,007,775     $	3,322,635
Effect of utilization
	of net operating loss
	carryforwards net of
	alternative minimum tax	      (1,344,000)	      (3,008,000)    	(3,155,253)
Effect of utilization
	of alternative minimum
	tax credits		                                   (382,000)
Benefit from foreign
	sales corporation	            (327,000)	        (265,000)
State taxes, net of federal
	income tax benefit	           522,000	           212,000	         115,271
Income taxes of
	other countries	              (553,000)	         27,000	          151,593
Loss from foreign
	operations	                   (413,000)	         2,636,000
Recognition of deferred
	tax asset	                    1,827,000	         (4,729,000)
Reversal of prior temporary
	differences		                                    (1,937,000)
Other items	                  (219,584)	          738,351
Income taxes	                 $	1,580,210	        $	2,300,126	      $ 	434,246

At December 31, 1995, the Company had investment tax and other credit carryforwards of approximately $98,000 expiring at various dates principally from 1995 through 1999. Utilization of these credits will be limited to use in offsetting only the taxable income of a subsidiary of the Company.

As a result of utilizing the net operating loss carryforwards, net income from continuing operations increased by approximately $.13, $.31 and $.36 for the years ended December 31, 1995, 1994 and 1993, respectively.

At December 31, 1995, the Company had deferred tax assets of approximately $6,889,000, and deferred tax liabilities of approximately $2,475,000, related to temporary differences and tax loss and credit carryforwards. At December 31, 1995, a valuation allowance of approximately $98,000 was recorded. This valuation allowance offsets the deferred tax assets relative to credit carryforwards. The credit carryforwards are SRLY carryforwards and can be used to offset only the income of a certain subsidiary. Due to this, the Company determined that a valuation allowance was necessary for these items. The change in valuation allowance in 1995 is due to the loss of foreign net operating loss carryforwards ($8,085,000) due to the sale of the subsidiary, expiration of ITC credit carryforwards ($543,000) and the utilization of operating loss carryforwards ($1,344,000).

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets are as follows:
                                        	Year Ended December 31,
                                        	1995	                  1994
Deferred tax assets:
	Inventory reserves	                     $	2,067,000	           $	1,753,000
	Legal reserves	                         152,000	               100,000
	Pension expense	                        112,000	               109,000
	Investment in foreign
		joint venture		                                               1,827,000
	Other accrued expenses	                 3,076,000	             3,002,000
	Net operating loss
		carryforwards		                                               1,344,000
	Foreign net operating
		loss carryforwards	                    1,384,000             	8,085,000
	Other credit carryforwards              98,000	                641,000
Total deferred tax assets	               6,889,000	             16,861,000
Deferred tax liabilities:
	Property and equipment	                 2,475,000	             2,062,000
Total deferred tax liabilities	          2,475,000	             2,062,000
Net deferred tax assets	                 4,414,000	             14,799,000
Valuation allowance	                     (98,000)	              (10,070,000)
Deferred tax asset	                      $	4,316,000	           $	4,729,000



10.	Contingencies

The Company's subsidiary, Telsmith, was a defendant in a patent infringement action brought by Nordberg, Inc., a manufacturer of a competing line of rock crushing equipment, seeking monetary damages and an injunction to cease an alleged infringement of a patent on certain components used in the production of its rock crushing equipment. On March 30, 1995, the United States District Court for the Eastern District of Wisconsin issued a ruling in favor of the Company and entered a declaratory judgment in favor of Telsmith, and against Plaintiff Nordberg, Inc. declaring that claims 8 through 11 and 13 of Nordberg's
United States patent No. 4,478,373, entitled "Conical Crusher" are invalid. The Court also entered judgment in favor of Telsmith, Inc. and against Nordberg, Inc. dismissing Nordberg's claim of infringement against Telsmith. The Company was pleased with the Court's decision, but has filed an appeal asking the United States Court of Appeals for the Federal Circuit to overturn the trial court's decision not to award Telsmith its attorney's fees in the case. Nordberg did not cross-appeal to the Federal Circuit on the Telsmith judgment. The time for doing so has now expired.
The judgment has therefore become "final" as to those issues not raised by Telsmith on appeal.

		On October 28, 1993, the Company was also named as a defendant in a patent infringement action brought by Gencor, Inc., a manufacturer of a competing line of asphalt plants, seeking monetary damages and an injunction to cease an alleged infringement of a patent on certain components used in the production of its asphalt plant product line. This case was filed in the U.S. District Court for the Middle District of Florida, Orlando Division, and went to trial on January 22, 1996. On February 3, 1996, the jury returned a verdict in the Company's favor holding that Astec's Double Barrel drum mixer does not infringe the Gencor patent in question. Judgment on that jury verdict was entered by the Court on February 5, 1996. It is anticipated that Gencor will appeal. Management believes that Gencor's anticipated appeal is without merit.

		During 1994, the United States Supreme Court refused to hear CMI Corporation's petition to overturn the United States Court of Appeals for the Federal Circuit's reversal of patent damages awarded to CMI Corporation and Robert L. Mendenhall by a lower court. As a result of the Supreme Court's refusal to grant certiorari, the Company received $12,917,000 which was being held in escrow pending the Company's appeal of the two judgments. In addition, on December 31, 1994, the Company received $1,309,000 from CMI in satisfaction of the judgment entered in favor of the Company on its counterclaim against CMI. The receipt of these funds effectively concluded the litigation between the Company and CMI and Robert L. Mendenhall which had been pending for a number of years. As a result, in 1994 the Company reversed its accrued liability for patent damages. The reversal of $13,870,000 in accrued patent damages and the receipt of $1,309,000 in patent damages from CMI total $15,179,000 and are included in the Consolidated Statements of Income as Patent suit damages and expenses (net recoveries and accrual adjustments).

		Management has reviewed all claims and lawsuits and, upon the advice of counsel, has made provision for any estimable losses; however, the Company is unable to predict the ultimate outcome of the outstanding claims and lawsuits.

		Recourse Customer Financing - Certain customers have financed purchases of the Company's products through arrangements in which the Company is contingently liable for customer debt aggregating approximately $7,362,000 and $13,800,000 at December 31, 1995 and
1994, respectively. These obligations average five years in duration and have minimal risk.

		Other - The Company is contingently liable for letters of credit of approximately $3,390,000 issued for bid bonds and performance bonds.


11.	Shareholders' Equity

Stock options - The Company has
reserved 300,000 shares of common stock under the 1986 Stock Option
Plan and 500,000 shares of common stock under the 1992 Stock Option
Plan for issuance upon exercise of nonqualified options, incentive options and stock appreciation rights to officers and employees of the Company and its subsidiaries at prices determined by the Board of Directors. At December 31, 1995, a total of 261,800 shares of common stock
	related to the 1992 Stock Option Plan are available for options to be granted.

Nonqualified options are exercisable at a price not less than 85% of the Board of Directors' determination of the fair market value of the Company's common stock on the date of the grant. Nonqualified options are exercisable starting one year from the date of the grant and expire ten years after the date of the grant. Incentive stock options granted by the Board of Directors must be exercisable at a price not less than 100% of the fair market value of the Company's common stock on the date of grant. Incentive stock options are exercisable immediately after the date of the grant, except for certain officers of the Company, and expire ten years after the date of the grant. Stock appreciation rights may be granted by the Board of Directors in conjunction with the grant of an incentive or nonqualified option. A stock appreciation right permits a grantee to receive payment in either cash or shares of the Company's common stock equal to the difference between the fair market value of the common stock and the exercise price for the related option.

The following is a summary of stock option information:

Outstanding, December 31, 1992	        257,000	            $	1.375	-	4.675
Exercised	                             (87,000)	             1.375	-	4.675
Outstanding, December 31, 1993        	170,000	              1.375	-	4.675
Granted	                               87,000	              14.875	-	16.363
Exercised	                            (13,000) 	             1.375	-	3.25
Outstanding, December 31, 1994	       244,000	               1.375	-	16.363
Granted                               	67,000	              12.875	-	14.163
Exercised	                             (3,000)	                     		3.25
Outstanding, December 31, 1995	       308,000	             $	1.375	- 16.363

On July 29, 1993, the Company's Board of Directors approved a two-for-one split of the Company's common stock in the form of a 100% stock dividend for shareholders of record as of August 12, 1993. A total of 4,893,701 shares of common stock were issued in connection with the split. The stated par value of each share was not changed. A total of $978,740 was reclassified from additional paid-in-capital to the Company's common stock account. All share and per share amounts for 1993 and prior years have been restated to retroactively reflect the stock split.
The Company has adopted a Shareholder Protection Rights Agreement and declared a distribution of one right (the "Right") for each outstanding share of Company common stock, par value $0.20 per share
(the "Common Stock"). Each Right entitles the registered holder to purchase from the Company one one-hundreth of a share (a "Unit") of Series A Participating Preferred Stock, par value $1.00 per share (the "Preferred Stock"), at a purchase price of $36.00 per Unit, subject to adjustment. The rights currently attach to the certificates representing shares of outstanding Company Common Stock, and no separate Rights certificates will be distributed. The Rights will separate from the Common Stock upon the earlier of ten business days (unless otherwise delayed by the Board) following the (i) public announcement that a person or group of affiliated or associated persons (the "Acquiring Person") has acquired, obtained the right to acquire, or otherwise obtained beneficial ownership of 15% or more of the then outstanding shares of Common Stock, or (ii) commencement of a tender offer or exchange offer that would result in an Acquiring Person beneficially owning 15% or more of the then outstanding shares of Common Stock. The Board of Directors may terminate the Rights without any payment to the holders thereof at any time prior to the close of business ten business days following announcement by the Company that a person has become an Acquiring Person. The Rights, which do not have voting power and are not entitled to dividends, expire on December 21, 2005. In the event of a merger, consolidation, statutory share exchange or other transaction in which shares of Common Stock are exchanged, each Unit of Preferred Stock will be entitled to receive the per share amount paid in respect of each share of Common Stock.


12.	Restructuring Costs
In the fourth quarter of 1994, the
Company developed and implemented a plan to restructure the operations of Wibau-Astec. In connection with the restructuring, the Company accrued costs of $1,500,000 ($1,250,000, net of tax, or $0.12 per share). The plan included, among other things, the cessation of manufacturing operations at Wibau-Astec along with related personnel reductions as well as personnel reductions in engineering and administration. Total personnel reductions were approximately 150. The plan was communicated to employees and severance notices given during the fourth quarter of 1994.

		As of the end of 1994, the restructuring was substantially complete. Total costs incurred were for the write-down of certain assets to estimated fair market value, severance payments and lease termination expenses. Severance costs and exit costs incurred were approximately $1,137,000 and $363,000, respectively. Costs incurred during 1995 were substantially the same as the amounts accrued as of December 31, 1994.

		Wibau-Astec sold Astec asphalt plants either manufactured in the United States or subcontracted in Europe. Wibau-Astec also sold Wibau-Astec parts and serviced a large customer base and utilized subcontractors as needed for parts and/or manufacturing components in Europe. As described in Note 2, Wibau-Astec was sold in 1995.


13.	Financial Instruments
Credit Risk - The Company sells
products to a wide variety of customers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. As of December 31, 1995, concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers.

		Fair Value of Financial Instruments - The book value of the Company's financial instruments approximates their fair values. Financial instruments include cash, accounts receivable, accounts payable and long and short-term debt. Substantially all of the Company's short and long-term debt is floating rate debt and, accordingly, book value approximates its fair value.


REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Astec Industries, Inc.

We have audited the accompanying consolidated balance sheets of Astec Industries, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astec Industries, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1, in 1995 the Company changed its method of accounting for the impairment of long-lived assets and for long-lived assets to be disposed of.


/s/ ERNST & YOUNG LLP


Chattanooga, Tennessee
February 27, 1996




CORPORATE INFORMATION

Corporate and Subsidiary	Executive Officers

J. Don Brock	                    Chairman of the Board and President
Thomas R. Campbell	              President, Roadtec, Inc.
M. Brent England	                President, CEI Enterprises, Inc.
Jerry F. Gilbert	                President, Trencor, Inc.
Albert E. Guth	                  Senior Vice President, Secretary and Treasurer
F. McKamy Hall	                  Corporate Controller
James G. May	                    President, Heatec, Inc.
W. Norman Smith	                 President, Astec, Inc.
Robert G. Stafford	              President, Telsmith, Inc.


Board of Directors
J. Don Brock	                    +#Chairman of the Board and President
George C. Dillon	                 *Former Chairman, Manville Corporation
Daniel K. Frierson	               *Chairman and CEO, Dixie Yarns Inc.
Jerry F. Gilbert	                  President, Trencor, Inc.
Albert E. Guth	                   +Senior Vice President, Secretary
                                     and Treasurer
G. W. Jones	                      *Former President of APAC, Inc.
Joseph Martin, Jr.	               *Partner, Martin and Lacy
William B. Sansom	                *Chairman and CEO , The H.T. Hackney Co.
E.D. Sloan, Jr.	                  *Chairman of the Board, Nolas
                                     Trading Co, Inc.
W. Norman Smith	                 +#President, Astec, Inc.
Robert G. Stafford	               #President, Telsmith, Inc.

*Member of the Audit and Compensation Committees

+Member of the Executive Committee

#Member of the Technical Committee


Subsidiaries
Astec, Inc.	            Chattanooga, Tennessee
Heatec, Inc.	           Chattanooga, Tennessee
CEI Enterprises, Inc.	  Albuquerque, New Mexico
Roadtec, Inc.	          Chattanooga, Tennessee
Telsmith, Inc.	         Mequon, Wisconsin
Trencor, Inc.	          Grapevine, Texas


Transfer Agent Registrar
 Chemical Mellon Shareholder Services, L.L.C.
 Overpeck Centre
	85 Challenger Road
	Ridgefield Park, NJ 07660


Stock Exchange	         NASDAQ	                   National Market - ASTE


Auditors	               Ernst & Young LLP	        Chattanooga, Tennessee


General Counsel and
Litigation	             Stophel & Stophel, P.C.	   Chattanooga, Tennessee


Securities Counsel	     Alston & Bird	              Atlanta, Georgia


Corporate Office
Astec Industries, Inc.
4101 Jerome Avenue
P.O.   Box 72787
Chattanooga, Tennessee 37407
Telephone  423-867-4210


The Form 10-K, as filed with the Securities and Exchange Commission, may be obtained at no cost by any shareholder upon written request to the Senior Vice President of Astec Industries, Inc.

The Annual Meeting will be held at 10:00 a.m. on Thursday, April 25,
1996 in the Training Center at the Corporate office located at 4101 Jerome Avenue, Chattanooga, Tennessee.