Form 10-Q
period 1996-03-31
ASTEC INDUSTRIES INC
filed 1996-05-07
CIK 792987

PART I


ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

ACCOUNT DESCRIPTION                MARCH 31       DECEMBER        MARCH 31
                                   1996           1995            1995
ASSETS
CURRENT ASSETS
CASH AND CASH EQUIVALENTS          $1,190         $3,133          $2,725

RECEIVABLES - NET                  29,999         27,671          36,974

INVENTORIES                        59,805         55,883          69,585

REFUNDABLE INCOME TAX                             2,342

PREPAID EXPENSES AND OTHER         9,216           7,567           5,760

      TOTAL CURRENT ASSETS         100,210         96,596          115,044

PROPERTY AND EQUIPMENT - NET       53,500          51,709          46,715

OTHER ASSETS                       3,270           6,051           12,865

          TOTAL ASSETS             $156,980        $154,356        $174,624

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

NOTES PAYABLE                      $1,222          $3              $7,887

CURRENT MATURITIES OF
LONG-TERM DEBT                     598             771              517

ACCOUNTS PAYABLE - TRADE           18,930          15,878           20,641

OTHER ACCRUED LIABILITIES          20,131          21,929           28,048

    TOTAL CURRENT LIABILITIES      40,881          38,581           57,093


LONG-TERM DEBT, LESS
CURRENT MATURITIES                 17,795           17,150          23,310

OTHER LONG-TERM LIABILITIES        317              2,724           295

TOTAL SHAREHOLDERS' EQUITY         97,987           95,901          93,926

TOTAL LIABILITIES AND
SHAREHOLDER' EQUITY               $156,980          $154,356        $174,624

ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
           (UNAUDITED)

                                        THREE MONTHS ENDED
                                            MARCH 31,
                                   1996                       1995

NET SALES                         $59,570                     $57,544
COST OF SALES                     45,748                      43,907
GROSS PROFIT                      13,822                      13,637
S,G, & A EXPENSES                 8,779                       9,448
PATENT SUIT EXPENSES              219                         60
INCOME FROM OPERATIONS            4,824                       4,129
INTEREST EXPENSE                  282                         467
OTHER INCOME, NET OF EXPENSE      231                         543
INCOME BEFORE INCOME TAXES        4,773                       4,205
INCOME TAXES                      1,947                       1,689
NET INCOME                        $2,826                      $2,516



EARNINGS PER COMMON SHARE         $0.28                       $0.25


WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES
OUTSTANDING                       10,078,397                   10,010,574


ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                          MARCH 31,         MARCH 31,
                                             1996              1995

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                  $2,826            $2,516
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES:

DEPRECIATION AND AMORTIZATION                1,396             1,317
PROVISION FOR DOUBTFUL ACCOUNTS                113                87
PROVISION FOR INVENTORY RESERVE                472               490
PROVISION FOR WARRANTY RESERVE                 627               941
FOREIGN CURRENCY TRANSLATION ADJUSTMENT                          (10)
(GAIN) LOSS ON SALE OF FIXED ASSETS             (7)              (52)

(INCREASE) DECREASE IN:
RECEIVABLES                                 (2,535)           (6,673)
INVENTORIES                                 (4,394)          (13,073)
PREPAID EXPENSES AND OTHER                     692              (374)
OTHER RECEIVABLES                               95               (76)
OTHER  ASSETS                                2,697              (106)

INCREASE (DECREASE) IN:
ACCOUNTS PAYABLE                             3,052             6,229
ACCRUED PRODUCT WARRANTY                      (565)             (726)
OTHER ACCRUED LIABILITIES                   (7,271)               75
TAXES PAYABLE                                2,990             1,129

TOTAL ADJUSTMENTS                           (2,638)          (10,822)

NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES                           188            (8,306)

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALE OF PROPERTY
    AND EQUIPMENT - NET                         50                10
EXPENDITURES FOR PROPERTY AND EQUIPMENT     (3,146)           (5,266)
CASH PAYMENTS IN CONNECTION WITH BUSINESS
  COMBINATION, NET OF CASH ACQUIRED                             (835)

NET CASH USED BY INVESTING ACTIVITIES       (3,096)           (6,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
NET BORROWINGS UNDER REVOLVING
    CREDIT LOAN                                472             7,615
BORROWINGS (REPAYMENTS) UNDER LOAN
      AND NOTE AGREEMENTS                    1,219              (964)
CASH PAID FOR TREASURY STOCK                  (768)
PROCEEDS FROM ISSUANCE OF COMMON STOCK          42

NET CASH PROVIDED BY FINANCING ACTIVITIES      965             6,651

NET (DECREASE) IN CASH                      (1,943)           (7,746)
CASH AT BEGINNING OF PERIOD                  3,133            10,471

CASH AT END OF PERIOD                       $1,190            $2,725

SECURITIES & EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1996.

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

YES      _____X____                                   NO __________


APPLICABLE ONLY TO CORPORATE ISSUERS

	The number of shares outstanding of registrant's Common Stock, par value $0.20 per share, as of March 31, 1996 was 10,037,199.


ASTEC INDUSTRIES, INC.
INDEX                                                       Page Number


PART I - Financial Information

Item 1.  	Financial Statements-Unaudited

		Consolidated Balance Sheets as of
		March 31, 1996, December 31, 1995
		and March 31, 1995

		Consolidated Statements of Income
		for the Three Months Ended March 31,
		1996 and 1995

 		Consolidated Statements of Cash Flows
		for the Three Months Ended March 31, 1996
		and 1995

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

2.	Receivables are net of allowance for doubtful accounts of $1,257,000,
$1,279,000 and $1,864,000 for March 31, 1996, December  31, 1995 and March 31,
1995, respectively.

3.	Inventories are stated at the lower of first-in, first-out, cost or market and consist of the following:
(in thousands)

                       March 31,            December 31,         March 31,
                       1996                 1995                 1995

Raw Materials          $25,639              $23,710              $23,822
Work-in-Process        11,607               10,385               20,390
Finished Goods         22,559               21,788               25,373

Total                  $59,805              $55,883              $69,585



4.	Property and equipment is stated at cost.  Property and  equipment is net of accumulated depreciation of  $24,164,000,  $22,957,000 and $22,493,000 for
March 31, 1996, December 31, 1995, and March 31, 1995, respectively.

5.	Earnings per share are computed in accordance with APB No.  15 and are based on the weighted average number of shares outstanding  for each respective period.

6.	Certain customers have financed purchases of Astec products  through arrangements in which the Company is contingently liable for customer debt aggregating approximately $7,423,000 at March 31, 1996, $7,362,000 at December 31, 1995, and $12,485,000 at March 31, 1995.

7.	There has been one development in legal proceedings  previously reported.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I - Item 2 "Contingencies" of this Report.

8.	Approximately 20-30% of Astec's business volume normally  occurs during the first three months of each year.

9.	As disclosed in Note 2 to the Company's financial statements  included in the 1995 Annual Report, the Company acquired the remaining shares of Wibau-Astec on November 7, 1994 and on October 17, 1994 the Company acquired the operating assets and liabilities of Gibat Ohl, and subsequently changed its name to Astec-Europa. Effective
June 30, 1995 the Company sold 100% of the stock of Wibau-Astec to Wirtgen Gesellschaft mit beschrankter Haftung, a German equipment manufacturer.


NOTES TO UNAUDITED CONSOLIDATED FINANCIAL  STATEMENTS - CONT.

	Also, as disclosed in Note 3 to the Company's financial statements included in the 1995 Annual Report, the Company determined that it would no longer support
 Astec-Europa and on February 6, 1996, Astec-Europa management filed a request for bankruptcy in Germany.  The following unaudited  pro forma summary presents the consolidated results of operations for the three months ended March 31,
1995 as if the disposition of Wibau-Astec and the abandonment of
Astec-Europa had  occurred at the beginning of 1995 after giving effect to certain  adjustments.
The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results that  would have occurred had the transactions occurred at the beginning of  1995 or of results which may occur in the future.

	          		        (in thousands)
                                  Three months ended
                                  March 31, 1995

Net sales                         $53,224
Net income                        3,009

Net income per common and
common equivalent share           $ .30


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

	For the three-months ended March 31, 1996, net sales  increased to $59,570,000 from $57,544,000 for the three-months ended March 31, 1995, representing a
3.5% increase.  International sales for the first quarter of 1996 were
$10,087,000 compared to $8,036,000 for the first quarter of 1995, an increase of $2,051,000 or 25.50%.  International sales represent 16.9%
and 14.0% of total sales for the first quarter of 1996 and 1995, respectively.

	Gross profit for the quarter ended March 31, 1996 increased slightly to $13,822,000, from $13,637,000 for the quarter ended March 31, 1995. The gross profit percentage for the three months ended March 31, 1996 and 1995 was 23.2% and 23.7%, respectively. Competition has been intense in the asphalt plant industry during late 1995 and early 1996 with aggressive pricing by several competitors negatively affecting industry margins.

	Selling, general, and administrative expenses for the first quarter of 1996 were $8,998,000 or 15.1% of net sales, compared to  $9,508,000 or 16.5% of net sales for the same period of 1995.  During the first quarter of 1995 the selling, general and administrative expenses for the German operations, totaling $1,399,000, were included in consolidated operations.
Selling, general and administrative expenses increased approximately $889,000 for the first quarter of 1996 over the first quarter of 1995, excluding
German operations.  Expenses related to the Con-Expo trade show and legal fees related to the Gencor patent litigation were
approximately $255,000 and $219,000, respectively in the first quarter of 1996.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION -  CONT.

	Interest expense decreased to $282,000 for the quarter ended  March 31, 1996 from $467,000 for the quarter ended March 31, 1995.  Interest expense as a percentage of net sales decreased to .5% for the  quarter ended March 31, 1996 from .8% for the same period of 1995.
The decrease in interest expense for the first quarter of 1996 is attributable to lower daily balances on the Company's revolving line of credit.

	Other income, net of other expense, was $231,000, or .4% of  net sales for the quarter ended March 31, 1996, compared to other income, net of other expense of  $543,000, or .9% of net sales for the quarter ended March 31, 1995.

	Income tax expense for the first quarter of 1996 increased to $1,947,000 from
$1,689,000 at March 31, 1995, an increase of $258,000 or 15.3%.  Tax expense is
 3.3% and 2.9% of net sales for the quarters ended March 31, 1996 and 1995, respectively.  The effective tax rate for the first quarter of 1996 is 40.8%
compared to an effective rate of 40.2% for the first quarter of 1995.

	Backlog of orders at March 31, 1996 was $33,702,000 compared to $54,790,000 at March 31, 1995.  The backlog at March 31, 1995 included $12,000,000 of international orders for one subsidiary. Although international prospects are strong, that subsidiary has no international orders as of March 31, 1996.
Our current backlog is much weaker than in 1995,
but we expect sales to improve.

	Earnings per share were $.28 for the first quarter of 1996 compared to $.25 for the same period of 1995.  See Note 9 to "Notes to Unaudited Consolidated
Financial Statements" for discussion of earnings per share excluding the operations of Germany for 1995.

Liquidity and Capital Resources

	As of March 31, 1996, the Company had working capital of  $59,329,000 compared to $57,951,000 at March 31, 1995.

	Total short-term borrowings, including current maturities of  long-term debt, were $1,820,000 at March 31, 1996.  Long-term debt less  current maturities was $17,795,000 at March 31, 1996.  Debt outstanding  at March 31, 1996 consists of industrial revenue bonds issued to finance capital expenditures, a demand note payable to a related party (See Part -2, Item 13, "Certain
Relationships and Related Transactions" of this Report) and the  revolving line of credit.

	Capital expenditures in 1996, for plant expansion and for further modernization of the Company's manufacturing processes, are expected to approach $5,500,000. The Company expects to finance these expenditures using internally generated funds. Capital expenditures at March 31, 1996 were $3,146,000.

	The Company maintains a $22,000,000 unsecured revolving line of credit with
The First National Bank of Chicago that expires  June 30, 1997.  The outstanding balance  on the revolving line of credit at March 31, 1996 was
$5,295,000. The  Company was in compliance with all financial covenants at
March 31,  1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION -  CONT.

Contingencies

	The Company is engaged in certain pending litigation involving claims or other matters arising in the ordinary course of business. Most of these claims involve product liability or other tort claims for property damage or personal injury against which the Company is insured. As a part of its litigation management program, the Company maintains general liability insurance covering product liability and other similar tort claims providing the Company coverage of
$8,000,000 subject to a substantial self-insured retention under the terms of which the Company has the right to coordinate and control the management of its claims and the defense of these actions.

	On October 28, 1993, the Company was named as a defendant in a patent infringement action brought by Gencor, Inc., a manufacturer of a competing line of asphalt plants, seeking monetary damages and an injunction to cease an alleged infringement of a patent on certain components used in the production of its asphalt plant product line. This case was filed in the
U.S. District Court for the Middle District of  Florida, Orlando Division, and
 went to trial on
January 22, 1996. On February 3, 1996, the jury returned a verdict in the Company's favor holding that Astec's Double Barrel drum mixer does not infringe the Gencor patent in question. Judgment on that jury verdict was entered by the Court on February 5, 1996. It is anticipated that Gencor will appeal. Management believes that Gencor's anticipated appeal is without merit.

	In a personal injury and product liability case styled Juana Irma Suarez and
Susana Medina Juarez v. Astec Industries, Inc., Barber-Greene Company, et al.,
in the District Court of Tarrant County Texas, 153rd Judicial District, Civil
Action No. 153-123018-89, after the first
case ended in a mistrial, the jury in a second trial during the week of
September 19, 1994, returned a verdict against the Company for compensatory damages in the amount of $485,300, plus statutory prejudgment interest commonly allowed in such cases under Texas law.  The
Company appealed to the Texas Court of Appeals which on April 11, 1996 affirmed the judgment.  The affirmed judgment, together with estimated prejudgment interest, will be approximately $900,000.  Settlement discussions are under way with the plaintiffs under the
terms of which the Company would forego a further appeal to the Texas Supreme
Court in return for a reduced amount being paid to the Plaintiffs.  The
Company has already asked the Texas
Court of Appeals to reconsider its ruling.  Regardless of the outcome, the
Company anticipates asking its liability insurance carrier to reimburse it for that portion of any amount paid to the Plaintiffs and incurred in defense costs which exceeds the $1,000,000 self-insured retention that
is in effect in this case.

	With the exception of the Suarez litigation, for which the Company did not anticipate an adverse verdict and, therefore, did not establish a reserve, management has reviewed all claims and lawsuits and, upon the advice of its litigation counsel, has made provision for any estimable losses, not withstanding the foregoing, the Company is unable to predict the ultimate outcome of the outstanding claims and lawsuits.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

	There has been one development in the legal  proceedings previously reported by the registrant since the filing of its  Annual Report on Form 10K for the year ended December 31, 1995,  described on Part I-Item 2, "Contingencies"
 of this report.  See  "Management's Discussion and Analysis of Financial
Condition and  Results of Operations" in Part I - Item 2
"Contingencies" of this Report.

Item 6.  Exhibits and Reports on Form 8-K

	(a)	The following Exhibits are filed with this Report:

		11	         Statement Regarding Computation of Per Share  Earnings.

	(b)	Reports on Form 8-K.

		The Company filed a report on Form 8-K on February 9, 1996 and a report on
		Form 8-K/A on February 9, 1996.

SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 ASTEC INDUSTRIES, INC.
(Registrant)



            5/7 /96 					           	 /s/ J. Don  Brock
            Date		       			         	J. Don  Brock
    				          		                 	Chairman of the  Board
	                         					      	and President





	           5/7 /96		            				/s/ Albert E.  Guth
        	   Date					                Albert E.  Guth
                              							Senior Vice President
                              							Treasurer ,  Secretary
                              							and Principal  Financial
                             	 					 Officer


EXHIBIT 11


Statement Regarding Computation of Per Share Earnings


ASTEC INDUSTRIES, INC.

EXHIBIT (11) - COMPUTATIONS OF EARNINGS PER SHARE

3/31/96
(in thousands)

Shares for Earnings Per Share Computations:
	Primary:
		Weighted average outstanding during year	 	         10,078
		Common Stock equivalents for stock options	            113

		TOTAL					                                         	10,191


	Fully Diluted:
		Weighted average outstanding during year	 	         10,078
		Common Stock equivalents for stock options	            114

		TOTAL	                                         					10,192


Earnings Applicable to Common Stock:
	Net Income	                                  					  $ 2,826


Earnings Per Share (Based on Weighted Average Number
	of Common and Common Equivalent Shares Outstanding):
		Net Income	                                 				      $.28


Additional Computations of EPS:
	Fully Diluted:
		Net Income				                                	      $ .28



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