Form 10-Q
period 1996-06-30
ASTEC INDUSTRIES INC
filed 1996-08-14
CIK 792987

PART I

ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

    ACCOUNT DESCRIPTION     JUNE 30 DECEMBER  JUNE 30
                               1996   1995       1995
          ASSETS
      CURRENT ASSETS
CASH AND CASH EQUIVALENTS    $4,189   $3,133   $1,751

RECEIVABLES - NET            33,636   27,671   40,674

INVENTORIES                  57,299   55,883   62,267

REFUNDABLE INCOME TAX                  2,342

PREPAID EXPENSES AND OTHER    9,032    7,567    6,247

   TOTAL CURRENT ASSETS     104,156   96,596  110,939

PROPERTY AND EQUIPMENT-NET   52,600   51,709   48,468

OTHER ASSETS                  3,501    6,051   12,586

       TOTAL ASSETS        $160,257 $154,356 $171,993
LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES

NOTES PAYABLE                $1,694       $3   $1,098

CURRENT MATURITIES OF LONG-
     TERM DEBT                  500      771      500

ACCOUNTS PAYABLE - TRADE     15,974   15,878   22,911

OTHER ACCRUED LIABILITIES    16,681   21,929   18,624

 TOTAL CURRENT LIABILITIES   34,849   38,581   43,133


LONG-TERM DEBT, LESS
     CURRENT MATURITIES      24,928   17,150   29,900

OTHER LONG-TERM LIABILITIES     247    2,724      227

TOTAL SHAREHOLDERS' EQUITY  100,233   95,901   98,733

TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY $160,257 $154,356 $171,993



ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
        (UNAUDITED)
                            THREE
                            MONTHS ENDED     SIX MONTHS ENDED
                            JUNE 30,         JUNE 30,
                            1996     1995    1996     1995

NET SALES                   $63,212  $70,368 $122,782 $127,912
COST OF SALES                 47907    56357    93655   100264
GROSS PROFIT                  15305    14011    29127    27648
S,G, & A EXPENSES             11375    10249    20154    19697
PATENT SUIT EXPENSES             39      639      258      699
INCOME FROM OPERATIONS         3891     3123     8715     7252
INTEREST EXPENSE                341      605      623     1072
OTHER INCOME, NET OF EXPENSE     -8     4623      223     5166
INCOME BEFORE INCOME TAXES     3542     7141     8315    11346
INCOME TAXES                   1297     2411     3244     4100
NET INCOME                   $2,245   $4,730   $5,071   $7,246



EARNINGS PER COMMON SHARE     $0.22    $0.47    $0.50    $0.72


WEIGHTED AVERAGE COMMON AND COMMON
        EQUIVALENT SHARES     10037199 10091634 10057798 10051326




ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
      (IN THOUSANDS)
        (UNAUDITED)

                                                   JUNE 30,          JUNE 30,
                                                   1996              1995

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                         $5,071            $7,246
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION                    2,814             2,664
  PROVISION FOR DOUBTFUL ACCOUNTS                  249               147
  PROVISION FOR INVENTORY RESERVE                  1,436               964
  PROVISION FOR WARRANTY RESERVE                   1,415             2,553
  FOREIGN CURRENCY TRANSLATION ADJUSTMENT                              (28)
  (GAIN) LOSS ON SALE OF FIXED ASSTS               (104)              106
GAIN ON SALE OF BUSINESS                                             (2,688)
PROVISION FOR PENSSION                             50
(INCREASE) DECREASE IN:
  RECEIVABLES                                      (4,567)          (11,816)
  INVENTORIES                                      (2,852)           (9,831)
  PREPAID EXPENSES AND OTHER                       877            (1,171)
  OTHER RECEIVABLES                                (1,646)             (434)
  OTHER  ASSETS                                    2,398            (1,292)
INCREASE (DECREASE) IN:
  ACCOUNTS PAYABLE                                 96            11,287
  ACCRUED PRODUCT WARRANTY                         (1,112)           (2,621)
  OTHER ACCRUED LIABILITIES                        (9,797)           (6,118)
  TAXES PAYABLE                                    1,705            (1,023)

TOTAL ADJUSTMENTS                                  (9,038)          (19,301)

NET CASH (USED) BY OPERATIONS                      (3,967)          (12,055)

CASH FLOWS FROM INVESTING ACTIVITIES:
  PROCEEDS FROM SALE OF PROPERTY
    AND EQUIPMENT - NET                            1,190                92
  EXPENDITURES FOR PROPERTY AND EQUIPMENT          (4,638)           (8,788)
  NET CASH OUTFLOW WITH SALE OF BUSINESS                             (919)
  CASH PAYMENTS IN CONNECTION WITH BUSINESS
    COMBINATION, NET OF CASH ACQUIRED                                (835)

NET CASH USED BY INVESTING                         (3,448)          (10,450)

CASH FLOWS FROM FINANCING ACTIVITIES:
  NET BORROWINGS UNDER REVOLVING
     CREDIT LOAN                                   7,507            13,609
  BORROWINGS UNDER LOAN AND NOTE
     AGREEMENTS                                    1,690            166
  CASH PAID FOR TREASURY STOCK                     (768)
  PROCEEDS FROM ISSUANCE OF COMMON STOCK           42               10
  NET CASH PROVIDED BY FINANCING ACTIVITIES        8,471            13,785

NET INCREASE (DECREASE) IN CASH                    1,056            (8,720)
CASH AT BEGINNING OF PERIOD                        3,133            10,471

CASH AT END OF PERIOD                              $4,189            $1,751


 SECURITIES & EXCHANGE COMMISSION
 Washington, D. C.  20549

FORM 10-Q


(Mark One)

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1996.

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

YES            X                                    NO


APPLICABLE ONLY TO CORPORATE ISSUERS

	The number of shares outstanding of registrant's Common Stock, par value $0.20 per share, as of June 30, 1996 was 10,037,199.





ASTEC INDUSTRIES, INC.

INDEX

Page Number


PART I - Financial Information

	Item 1.  Financial Statements-Unaudited

		Consolidated Balance Sheets as of
		June 30, 1996, December 31, 1995
		and June 30, 1995

		Consolidated Statements of Income
		for the Three Months and Six Months
		Ended June 30, 1996 and 1995

		Consolidated Statements of Cash Flows
		for the Six Months Ended June 30, 1996
		and 1995

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

2.	Receivables are net of allowance for doubtful accounts of
$1,304,000, $1,279,000 and $1,308,000 for June 30, 1996, December  31, 1995
and June 30, 1995, respectively.

3.	Inventories are stated at the lower of first-in, first-out, cost or market and consist of the following:
(in thousands)



                    June 30,         December 31,          June 30,

                    1996             1995                  1995
Raw Materials       $26,045          $23,710               $21,679
Work-in-Process     10,989           10,385                12,966
Finished Goods      20,264           21,788                27,622
Total               $57,299          $55,883               $62,267


4.	Property and equipment is stated at cost.  Property and  equipment is net of accumulated
depreciation of  $25,052,000,  $22,957,000 and $23,637,000 for June 30,
1996, December 31, 1995  and June 30, 1995, respectively.

5.	Earnings per share are computed in accordance with APB No.  15 and are based on the
weighted average number of shares outstanding for each respective period.

6.	Certain customers have financed purchases of Astec products
through arrangements in
which Astec is contingently liable for customer debt aggregating approximately $6,730,000 at
June 30, 1996,  $7,362,000 at December 31, 1995, and $11,660,000 at
June 30, 1995.

7.	There has been a material development in legal proceedings
previously reported. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
 Part I - Item 2 "Contingencies" of this Report.

8.	Approximately 50-55% of Astec's business volume normally
occurs during the first six months of each year.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL
STATEMENTS - CONT.

9.	As disclosed in Note 2 to the Company's financial statements included in the 1994
Annual Report, the Company acquired the  remaining shares of Wibau-
Astec on November 7,
1994 and on October 17, 1994 the Company acquired the operating assets and liabilities of Gibat
Ohl. Effective June 30, 1995 the Company sold 100% of the stock of Wibau-Astec to Wirtgen Gesellschaft mit beschrankter Haftung, a German equipment manufacturer. The following unaudited pro forma summary presents the consolidated results of operations for the three and six months ended June 30, 1995 as if the acquisition of Gibat Ohl and the disposition of Wibau-Astec had occurred at the beginning of these years after giving effect to certain adjustments. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results that would have occurred had the transaction occurred at the beginning of
1995 or of results which may occur in the future.

(in thousands)


                         Three months                 Six months
                         ended                        ended
                         June 30, 1995                June 30, 1995
Net sales                $67,901                      $123,101
Net income               2,484                        5,168
Net income per common
and common equivalent
shares                   $.25                         $.51


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF  OPERATION

	When used in this report, press releases and elsewhere by management or the Company from time to time, the words, "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, some of which are included in the risk factors that are discussed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as the date thereof. The
Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect the results events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

During the second quarter of 1996, the Board of Directors voted to form a new financial subsidiary called Astec Financial Services. Al Guth, Senior Vice President of Astec Industries,
Inc., is President of this subsidiary. We believe the formation of this subsidiary will enhance the sale of our equipment by offering our customers access to capital through a lender that understands the equipment being purchased and the construction industry in general. Also, during the second quarter we began the operation of Pavement Technology, Inc., located in Conyers,
Georgia. Astec Industries, Inc., is a fifty percent shareholder of this company. Pavement
Technology will manufacture an asphalt pavement analyzer, vibratory compactor, and package mix design laboratory. This will allow our customers to purchase a complete design laboratory from one source. The pavement analyzer has been accepted by certain states and universities as a new proof tester for measuring rutting, fatigue, and water susceptibility in hot mix asphalt. This group of equipment adds a new product to the services and equipment we provide our customers.

Results of Operations

	Sales for the quarter ended June 30, 1996, were $63,212,000
compared to sales of
$70,368,000 for the quarter ended June 30, 1995. Excluding the results of the company's former
German subsidiaries, which were disposed of during 1995, sales for the quarter ended June 30,
1995 were $59,915,000. International sales represent 9.6% and 28.2% of total sales for the three months ended June 30, 1996 and 1995, respectively. For the six-month period ended June 30,
1996, net sales were $122,782,000 compared to net sales of $127,912,000 for the same period of
1995, representing a 4.0% decrease. Excluding the former German subsidiaries, sales were
$113,138,000 for the six months ended June 30, 1995. For the six months ended June 30, 1996, international sales decreased to $16,131,000 from $27,883,000 for the six months ended June 30,
1995, representing a 42.1% decrease. International sales from domestic subsidiaries represent
13.1% and 21.8% of total net sales, for the six months ended June 30, 1996 and 1995, respectively. The decrease in international sales for the six months ended June 30, 1996 was due mainly to several large shipments to China during the second quarter of 1995.

	Gross profit for the quarter ended June 30, 1996 increased to $15,305,000, from
$14,011,000 for the quarter ended June 30, 1995. The gross profit percentage for the three months ended June 30, 1996 and 1995 was 24.2% and 19.9%, respectively. Gross profit for the six months ended June 30, 1996 increased to $29,127,000 from $27,648,000 at June 30, 1995, a
5.3% increase. The gross profit percentage for the six months increased to 23.7% at June 30,
1996 from 21.6% at June 30, 1995. The gross profit improvement is the result of a combination of several negative and positive factors. A negative impact was generated by reduced volume in one subsidiary, primarily from reduced international sales, and an intentional reduction in production volume while increasing sales to improve inventory turns. The gross margin was affected positively by a very profitable job, realization of benefits of consolidation of facilities and prior year capital expenditures, reduction of sales of units with negative gross margins, and the sale of the German operations which had low gross margins.

	Selling, general, and administrative expenses for the second quarter of 1996 were
$11,414,000 or 18.1% of net sales, compared to  $10,888,000 or 15.5% of net sales for the same
period of 1995. For the six months ended June 30, 1996 and 1995, selling, general and administrative expenses were $20,412,000 or 16.6% of net sales and $20,396,000 or 15.9% of net sales, respectively. Significant increases in selling, general and administrative expenses in 1996 are primarily due to increased research and development, the loss on repossession of an asphalt plant sold to a German customer, and legal expenses (see "Contingencies") as well as increased selling salaries and Con-Expo exhibition expenses.

	Interest expense decreased to $341,000 for the quarter ended
June 30, 1996 from
$605,000 for the quarter ended June 30, 1995. Interest expense as a percentage of net sales decreased to .5% for the quarter ended June 30, 1996 from .9% for the same period of 1995. The decrease in interest expense for the second quarter of 1996 is attributable to decreased usage of the
Company's revolving line of credit. Interest expense for the six months ended June 30, 1996 and
1995 was $623,000 and $1,072,000, respectively. Interest for the six months ended June 30,
1995 included $266,000 of expense related to the former German operations, while the remainder of the decrease relates to decreased usage of the Company's revolving line of credit.

	Other income, net of other expense was a net expense of  $8,000, or 0.01% of  net sales
for the quarter ended June 30, 1996, compared to other income, net of expense of $4,623,000, or
6.6% of net sales for the quarter ended June 30, 1995.  Included in other
income, net of expense for the quarter ended   June 30, 1995 is a pre-tax gain
 and related other income from the sale of Wibau-Astec of approximately $4,220,000. Other income, net of expense was $223,000 for the six months ended June 30, 1996 compared to other income, net of expense $5,166,000 for the six months ended June 30, 1995. Excluding the former German operations, other income, net of expense was approximately $595,000 for the six months ended June 30, 1995.

	Net income for the quarter ended June 30, 1996, was $2,245,000 or $.22 per share compared to net income of $4,730,000 or $.47 per share for the quarter ended June 30, 1995.
Excluding the results of the Company's former German subsidiaries, net income for the quarter ended June 30, 1995 was $2,193,000 or $.22 per share. Net income for the six months ended June
30, 1996 was $5,071,000 or $.50 per share compared to net income of $7,246,000 or $.72 per share for the six months ended June 30, 1995. Excluding the former German subsidiaries, net income for the six months ended June 30, 1995 was $5,203,000 or $.52 per share.

	Backlog at June 30, 1996 was $28,623,000 compared to
$39,555,000 at June 30, 1995.
The backlog at June 30, 1995 excludes amounts from the former German operations. The decrease in the backlog from 1995 to 1996 relates primarily to the decrease in international and soil remediation orders.

Liquidity and Capital Resources

	As of June 30, 1996, the Company had working capital of $69,307,000 compared to $67,806,000 at June 30, 1995.

	Total short-term borrowings, including current maturities of long-term debt, were
$2,194,000 at June 30, 1996. Long-term debt less current maturities was $24,928,000 at June 30,
1996. Debt outstanding at June 30, 1996 consists of industrial revenue bonds issued in prior years to finance capital expenditures, short term notes payable and the outstanding balance on the revolving line of credit.

	Capital expenditures in 1996, for plant expansion and for further modernization of the
Company's manufacturing processes, are  expected to approach
$5,600,000.  The Company
expects to finance these expenditures using internally generated funds. Capital expenditures at
June 30, 1996 were $4,638,000.

	In June, 1996, an unsecured revolving line of credit for $22,000,000, which originally expired on June 30, 1997, was renewed, and the expiration date extended to June 30, 1999, with
The First National Bank of Chicago . The outstanding balance on the revolving line of credit at
June 30, 1996 was $11,011,000. The Company was in compliance with all financial covenants at June 30, 1996.

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

	On October 28, 1993, the Company was named as a defendant in a patent infringement action brought by Gencor, Inc., a manufacturer of a competing line of asphalt plants, seeking monetary damages and an injunction to cease an alleged infringement of a patent on certain components used in the production of the Company's asphalt plant product line. The case was filed in the U.S. District Court for the Middle District of Florida, Orlando Division, and went to trial on January 22, 1996. On February 3, 1996, the jury returned a verdict in the
Company's favor holding that Astec's Double Barrel drum mixer does not infringe the Gencor patent in question. Judgment on that jury verdict was entered by the Court on February 5, 1996.
Subsequently, Gencor appealed to the United States Court of Appeals for the Federal Circuit. In early July, 1996, the Company and Gencor entered into a settlement of the case on appeal and two other lawsuits pending between the parties, one in the United States
District Court for the Eastern
District of Tennessee at Chattanooga in which the Company was suing
Gencor for infringement of
certain patents held by the Company which claims were originally the subject of a counterclaim by the Company against Gencor in the Florida litigation which was settled in July; and the other involving a suit filed by Gencor against the Company in the United States District Court for the
Middle District of Florida, Orlando Division, in January, 1996, seeking to recover certain expenses incurred by Gencor in connection with the earlier patent infringement case which was tried in January 1996. Under the terms of the settlement, each of the pending cases was dismissed, with prejudice, with each party bearing its own costs. No payments were made by either party to the other in connection with the settlement as a result of which all litigation between the Company and Gencor is now ended.

	In a personal injury and product liability case styled Juana Irma Suarez and Susana
Median Guars v. Astec Industries, Inc., Barber-Greene Company, et al., in the District Court of
Tarrant County Texas, 153rd Judicial District, Civil Action No. 153-123018-89, after the first case ended in a mistrial, the jury in a second trial during the week of September 19, 1994, returned a verdict against the Company for compensatory damages in the amount of $485,300, plus statutory prejudgment interest commonly allowed in such cases under Texas law.
The Company appealed
to the Texas Court of Appeals which on April 11, 1996 affirmed the judgment. The final resolution was reached in May 1996, at which time the Company paid
$830,000 to the plaintiffs.

	Management has reviewed all claims and lawsuits and, upon the advice of its litigation counsel, has made provision for any estimable losses. Notwithstanding the foregoing, the
Company is unable to predict the ultimate outcome of the outstanding claims and lawsuits.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

	There has been a material development in the legal proceedings previously reported by the registrant since the filing of its Quarterly Report on Form 10Q for the quarter ended March
31, 1996, described on Part I-Item 2, "Contingencies" of this report. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I - Item 2 "Contingencies" of this Report.

Item 6.  Exhibits and Reports on Form 8-K

	(a)	The following Exhibits    are filed with this Report:

		11	Statement Regarding Computation of Per Share
Earnings.

	(b)	Reports on Form 8-K.

		 There were no reports on Form 8-K filed for the three months ended June 30, 1996.



SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 ASTEC INDUSTRIES, INC.
(Registrant)



            8/15/96 					           	        /s/ J. Don Brock
             Date             				         	J. Don Brock
    				          		        	               Chairman of the  Board
	                               					      	and President





	           8/15/96				                  		/s/ Albert E. Guth
             Date       					              Albert E. Guth
                                    							Senior Vice President
                                    							Treasurer,  Secretary
                                    							and Principal  Financial
                                  		 					 Officer



 EXHIBIT 11


Statement Regarding Computation of Per Share Earnings


ASTEC INDUSTRIES, INC.

EXHIBIT (11) - COMPUTATIONS OF EARNINGS PER SHARE

6/30/96
(in thousands)

Shares for Earnings Per Share Computations:
 	Primary:
		Weighted average outstanding during year	 	       10,058
		Common Stock equivalents for stock options	       113

		TOTAL					                                       	10,171


	Fully Diluted:
		Weighted average outstanding during year	 	       10,058
		Common Stock equivalents for stock options	       113

		TOTAL						                                       10,171


Earnings Applicable to Common Stock:
	Net Income						                                   $ 5,071


Earnings Per Share (Based on Weighted
Average Number	of Common and Common
Equivalent Shares Outstanding):
	Net Income				                                     $.50


Additional Computations of EPS:
	Fully Diluted:
		Net Income					                                   $ .50


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