Form 10-Q
period 1996-09-30
ASTEC INDUSTRIES INC
filed 1996-11-14
CIK 792987

SECURITIES & EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q


(Mark One)

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1996.

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

YES      X                                               No


APPLICABLE ONLY TO CORPORATE ISSUERS

	The number of shares outstanding of registrant's
Common Stock, par value $0.20 per share, as of September 30, 1996 was 10,037,199.

ASTEC INDUSTRIES, INC.

INDEX

Page Number



PART I - Financial Information

	Item 1.  Financial Statements-Unaudited

		Consolidated Balance Sheets as of
		September 30, 1996, December 31, 1995
		and September 30, 1995

		Consolidated Statements of Income
		for the Three Months and Nine Months
		Ended September 30, 1996 and 1995

		Consolidated Statements of Cash Flows
		for the Nine Months Ended September 30, 1996
		and 1995

		Notes to Unaudited Consolidated Financial
		Statements

	Item 2.  Management's Discussion and Analysis
  of Financial Condition and Results
  of Operations

PART II - Other Information

	Item 1.  Legal Proceedings

	Item 6.  Exhibits

Signature Page


                ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                             UNAUDITED
                           (IN THOUSANDS)

                                SEPTEMBER  DECEMBER SEPTEMBER
                                    1996     1995     1995
             ASSETS
         CURRENT ASSETS
CASH AND CASH EQUIVALENTS         $3,218   $3,133   $2,008
RECEIVABLES - NET                 35,044   27,671   41,906
INVENTORIES                       61,977   55,883   56,410
REFUNDABLE INCOME TAXES                     2,342
PREPAID EXPENSES AND OTHER         9,221    7,567    4,595
  TOTAL CURRENT ASSETS           109,460   96,596  104,919
PROPERTY AND EQUIPMENT - NET      52,171   51,709   48,922
OTHER ASSETS                       4,329    6,051   11,016
          TOTAL ASSETS          $165,960 $154,356 $164,857

LIABILITIES AND SHAREHOLDERS' EQUITY
      CURRENT LIABILITIES
NOTES PAYABLE                     $1,551       $3   $1,917
CURRENT MATURITIES OF LONG-TERM      652      771      500
ACCOUNTS PAYABLE - TRADE          16,971   15,878   16,271
OTHER ACCRUED LIABILITIES         16,267   21,929   17,471
   TOTAL CURRENT LIABILITIES      35,441   38,581   36,159
LONG-TERM DEBT, LESS CURRENT
      MATURITIES                  27,728   17,150   26,780
OTHER LONG-TERM LIABILITIES        1,537    2,724      654
TOTAL SHAREHOLDERS' EQUITY       101,254   95,901  101,264
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY      $165,960 $154,356 $164,857


                         ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                       UNAUDITED
                                     (IN THOUSANDS)
                                 THREE MONTHS                NINE MONTHS ENDED
                                     ENDED                       ENDED
                                 SEPTEMBER 30                SEPTEMBER 30
                                 1996     1995               1996     1995
NET SALES                        $47,182  $65,015            $169,964 $192,927
COST OF SALES                     35,898   51,717             129,553 151,981
GROSS PROFIT                      11,284   13,298              40,411 40,946
S,G, & A EXPENSES                  9,166    9,109              29,320 29,282
PATENT SUIT DAMAGES & EXPENSES         1      146                 259    369
INCOME FROM OPERATIONS             2,117    4,043              10,832   11,295
INTEREST EXPENSE                     557      546               1,180    1,618
OTHER INCOME, NET OF EXPENSE         112      367                 335    5,533
INCOME BEFORE INCOME TAXES         1,672    3,864               9,987   15,210
INCOME TAXES                         651    1,096               3,895    5,196
NET INCOME                        $1,021   $2,768              $6,092  $10,014

EARNINGS PER COMMON AND
        COMMON EQUIVALENT SHARE    $0.10    $0.27               $0.61    $0.99

WEIGHTED AVERAGE NUMBER OF COMMON AND
        COMMON EQUIVALENT SHARES
        OUTSTANDING            10,037,199  10,092,199   10,050,881  10,065,100

                ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                             (IN THOUSANDS)

                                                SEPTEMBER    SEPTEMBER 30,
                                                1996         1995

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                      $6,092       $10,014
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH (USED) BY OPERATING ACTIVITIES:

DEPRECIATION AND AMORTIZATION                    4,074         3,796
PROVISION FOR DOUBTFUL ACCOUNTS                    395           265
PROVISION FOR INVENTORY RESERVE                  1,303         1,806
PROVISION FOR WARRANTY RESERVE                   1,721         2,670
FOREIGN CURRENCY TRANSLATION ADJUSTMENT                         (265)
(GAIN) LOSS ON SALE OF FIXED ASS                   (74)          146
GAIN ON SALE OF BUSINESS                                      (2,688)
PROVISION FOR PENSION RESERVE                       70
PROVISION FOR LEGAL RESERVES                       120
(INCREASE) DECREASE IN:
RECEIVABLES                                     (6,272)      (13,869)
INVENTORIES                                     (7,397)       (4,815)
PREPAID EXPENSES AND OTHER                         569           497
OTHER RECEIVABLES                               (1,496)          269
OTHER  NON-CURRENT ASSETS                        1,722           376

INCREASE (DECREASE) IN:
ACCOUNTS PAYABLE                                 1,093         4,647
ACCRUED PRODUCT WARRANTY                        (1,989)       (2,940)
OTHER ACCRUED LIABILITIES                       (8,685)       (7,559)
TAXES PAYABLE                                    1,899          (104)

TOTAL ADJUSTMENTS                              (12,947)      (17,768)

NET CASH (USED) BY OPERATING ACT                (6,855)       (7,754)

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALE OF PROPERTY
     AND EQUIPMENT - NET                         1,228            86
EXPENDITURES FOR PROPERTY AND EQUIPMENT         (5,570)      (10,525)
NET CASH OUTFLOW WITH SALE OF BUSINESS                          (919)
CASH PAYMENTS IN CONNECTION WITH BUSINESS
  COMBINATION, NET OF CASH ACQUIRED                             (835)

NET CASH USED BY INVESTING ACTIVITIES           (4,342)      (12,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
NET BORROWINGS UNDER REVOLVING
      CREDIT LOAN                               10,460        10,489
BORROWINGS UNDER LOAN AND NOTE
      AGREEMENTS                                 1,548           985
CASH PAID FOR TREASURY STOCK                      (768)
PROCEEDS FROM ISSUANCE OF COMMON                    42            10

NET CASH PROVIDED BY FINANCING ACTIVITIES       11,282        11,484

NET INCREASE (DECREASE) IN CASH                     85        (8,463)
CASH AT BEGINNING OF PERIOD                      3,133        10,471

CASH AT END OF PERIOD                           $3,218        $2,008

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

2.	Receivables are net of allowance for doubtful accounts
of $1,378,000, $1,279,000 and $1,671,000
for September 30, 1996, December 31, 1995 and September  30,
1995, respectively.

3.	Inventories are stated at the lower of first-in, first-out,
cost or market and consist  of the following:
(in thousands)


                 September 30,         December 31,         September 30,
                 1996                  1995                 1995

Raw Materials    $26,377               $23,710              $25,471
Work-in-Process	  11,753                10,385                9,526
Finished Goods    23,847                21,788               21,413
Total            $61,977               $55,883              $56,410


4.	Property and equipment is stated at cost.  Property and
equipment is net of  accumulated
depreciation of  $26,215,000, $22,957,000 and $23,264,000 for
September  30, 1996, December 31, 1995
and September 30, 1995, respectively.

5.	Earnings per share are computed in accordance with
APB No. 15 and are based on the weighted average number of shares outstanding for each respective period.

6.	Certain customers have financed purchases of the
Company's products through arrangements in which the Company was contingently liable for customer debt aggregating approximately $4,987,000 at
September 30, 1996, $7,362,000 at December 31, 1995,  and
$7,639,000 at September 30, 1995.

7.	There have been no material developments in legal
proceedings previously  reported.  See
"Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I -Item
2 "Contingencies" of this Report.

8.	Approximately 80% of the Company's business volume
normally occurs during the first  nine
months of each year.

9.	As disclosed in Note 2 to the Company's financial
statements included in the 1994  Annual
Report, the Company acquired the remaining shares of Wibau-
Astec on November  7, 1994 and on October
17, 1994 the Company acquired the operating assets and liabilities of Gibat Ohl. Effective June 30, 1995 the Company sold 100% of the stock of Wibau-Astec to Wirtgen
Gesellschaft mit beschrankter Haftung, a
German equipment manufacturer. The following unaudited pro forma summary presents the consolidated results of operations for the three and nine months ended
September 30, 1995 as if the acquisition of Gibat

Ohl and the disposition of Wibau-Astec had occurred at the beginning of these years after giving effect to certain adjustments. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results that would have occurred had the transaction occurred at the beginning of 1995 or of results which may occur in the future.

(in thousands)


                             Three months                 Nine months
                             ended                        ended

                             September 30, 1995           September 30, 1995
Net sales                    $65,015                      $188,116
Net income                   2,768                        8,463
Net income per common and
     common equivalent
     share                   $.27                         $.84


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

When used in this report, press releases and elsewhere by management or the Company from time to time, the words, "believes, "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, some of which are included in the risk factors that are discussed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of such statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect the results, events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

	For the three-month period ended September 30, 1996, net sales were $47,182,000, a decrease of $17,833,000, or 27.4% from the three month period ended
September 30, 1995.  Excluding sales of the
Company's former German operations, net sales decreased by $8,838,000 or 15.8% from the comparable period last year. International sales by domestic subsidiaries decreased to $12,250,000 for the quarter ended September 30, 1996 from $15,203,000 for the quarter ended September 30, 1995, representing a $2,953,000 or 19.4% decrease. The Company attributes this decline to softness in international sales of its asphalt plants offset by improved performance in other product lines. International sales by domestic subsidiaries represent 26.0% and 23.4% of total sales for the three months ended September 30, 1996 and 1995, respectively. The decrease in net sales for the three months ended September 30, 1996 is attributed to the decline in international sales and weakness in domestic sales for the Company's trenching and aggregate crushing product lines.

For the nine-month period ended September 30, 1996, net sales were $169,964,000 compared to net sales of $192,927,000 for the same period of 1995, representing an 11.9% decrease. Excluding the sales of the former German operations, net sales increased $806,000 for the nine months ended September
30, 1996 from the comparable period in 1995. Including the sales from the former German operations, international sales decreased 35.2% to $28,381,000 for the nine-month period ended September 30, 1996 from $43,806,000 for the comparable period in 1995. The decrease in international sales for the nine months ended September 30, 1996 compared to the same period of 1995 is due, in significant part, to import duties and other artificial barriers to certain markets recently imposed by a foreign government in a country in which the Company's prior year sales totaled approximately $7,900,000 and to a general weakness in the Company's asphalt plant product line in other foreign markets. International sales from domestic subsidiaries represent 16.7% and 22.7% of total net sales for the nine months ended September
30, 1996 and 1995, respectively.


	Gross profit for the quarter ended September 30, 1996 decreased to $11,284,000 from
$13,298,000 for the quarter ended September 30, 1995. The gross profit percentage for the three months ended September 30, 1996 and 1995 was 23.9% and 20.5%, respectively. Gross profit for the nine months ended September 30, 1996 decreased to $40,411,000 from $40,946,000 at September 30, 1995, a 1.3%
decrease, however, the gross profit percentage increased to 23.8% for the nine months ended September
30, 1996 from 21.2% for the same period of 1995. While the decrease in gross profit for the three and nine months ended September 30, 1996 relates mainly to reduced sales volume, the gross profit percentage was positively impacted by increased margins on one product line and improved manufacturing efficiencies from prior year capital expenditures. The gross profit percentage was impacted negatively by the decrease in international sales which tend to have a higher gross profit margin.

	Selling, general, and administrative expenses for the third quarter of 1996 were $9,167,000 or 19.4% of net sales, compared to $9,255,000 or 14.2% of net sales for the same period of 1995. Excluding the former German operations, selling, general and administrative expenses increased $780,000 for the third quarter of 1996 compared to the third quarter of 1995. The increase in selling, general and administrative expenses for the three months ended September
30, 1996 is principally due to an increase in research and development costs. For the nine months ended
September 30, 1996 and 1995, selling, general and administrative expenses were $29,579,000 or 17.4% of net sales, and $29,651,000 or 15.4% of net sales, respectively. Excluding the former German operations, selling, general and administrative expenses increased $4,494,000 for the nine months ended September 30, 1996 compared to the same period of 1995.
Significant increases in selling, general and administrative expenses in 1996 are primarily due to increased research and development costs, the loss on repossession of an asphalt plant sold to a German customer;
increased selling salaries, benefits and related travel expenses, and Con-Expo exhibition expenses. Legal expenses for the three and nine month periods ended September
30, 1996 were reduced by $312,000 due to the recovery in the third quarter from the Company's insurance carrier of legal expenses related to a product liability case tried earlier this year.

	Interest expense increased $11,000 to $557,000 for the quarter ended September 30, 1996 from $546,000 for the quarter ended September 30, 1995. Interest expense as a percentage of net sales increased to 1.2% for the quarter ended September 30, 1996 from 0.8% for the same period of 1995.
Excluding the former German operations, interest expense increased $55,000 for the three months ended
September 30, 1996 compared to the same period in 1995. Interest expense for the nine months ended
September 30, 1996 and 1995 was $1,180,000 or .7% of net sales and $1,618,000 or .8% of net sales, respectively. Excluding the former German operations, interest expense decreased $128,000 for the nine months ended September 1996 compared to the same periods in 1995. The fluctuations in interest expense for the three and nine months ended September 30, 1996 compared to the same periods in 1995 relate to borrowings under of the Company's revolving line of credit.

	Other income, net of other expense, was $112,000 or 0.2% of net sales for the quarter ended
September 30, 1996, compared to other income, net of expense, of $367,000 or 0.6% of net sales for the quarter ended September 30, 1995. Other income for the third quarter of 1995, excluding the former
German operations, was $384,000. Other income, net of expense, for the quarter ended September 30, 1995 includes $150,000 from a settlement related to the violation of a patent owned by the Company.
Other income, net of expense, decreased to $335,000 for the nine months ended September 30, 1996 from $5,533,000 for the nine months ended September 30, 1995. In addition to the cash settlement above, other income for the nine months ended September 30, 1995 includes a pre-tax gain and related other income from the sale of Wibau-Astec of approximately $4,220,000, vendor rebates and royalties of approximately
$194,000, interest income of approximately $250,000, and rental income unrelated to equipment of approximately $123,000. Other income for the nine-month period ended September 30, 1996 was further reduced by additional losses incurred in connection with the disposition of assets in 1996 compared to such period in 1995.


	Backlog at September 30, 1996 was $30,176,000 compared to $27,100,000 at September 30, 1995, excluding the former German operations. The Company attributes this increase to normal fluctuations in sales volume. Including the Company's former
German operations, the backlog at
September 30, 1995 was $29,721,000.

	Earnings per share were $.10 for the third quarter of 1996 compared to $.27 for the same period of 1995. Earnings per share for the nine months ended September
30,  1996 were $.61 compared to $.99
for the same period in 1995. Excluding the former German operations, earnings per share were $.84 for the nine months ended September 30, 1995.

Liquidity and Capital Resources

	As of September 30, 1996, the Company had working capital of $74,019,000 compared to
$68,760,000 at September 30, 1995.

	Total short-term borrowings, including current maturities of long-term debt, were $2,203,000 and $2,417,000 at September 30, 1996 and 1995, respectively.
Excluding the former German operations, the short-term borrowings, including current maturities of long-term debt, at September 30, 1995 were $506,000. The increase in short-term borrowings for the three month period ended September 30, 1996 is attributed to short-term notes payable to finance rental trenching equipment and a loan from the Company's President and Chief Executive Officer to supplement its working capital revolving credit facility. The Company executed a demand note payable to Dr.
Brock on March 18, 1996 bearing interest at a rate equal to that paid to The First National Bank of Chicago under the Company's unsecured revolving line of credit. At the time Dr. Brock loaned these funds to the Company, the Company's outstanding balance under its $22,000,000 credit facility was $9,605,000. To date, interest of approximately $54,000 has been accrued with respect to this loan. Long-term debt, less current maturities was $27,728,000 at September 30,1996 and $27,242,000 at
September 30, 1995.  The former German
operations had no outstanding long-term debt at September 30, 1995. Debt outstanding at September 30,
1996 consists of industrial revenue bonds issued to finance capital expenditures, short term notes payable and the outstanding balance on the revolving line of credit.

	Capital expenditures in 1996 for plant expansion and for further modernization of the Company's manufacturing processes are expected to approach $6,000,000.
The  Company expects to finance these
expenditures using internally generated funds. Capital expenditures for the nine month period ended
September 30, 1996 were $5,570,000 compared to $10,525,000
for the same period in 1995. The decrease in the level of capital expenditures is attributed to the completion of several plant modernization projects by the Company.

	In July, 1994, the Company obtained an unsecured revolving line of credit for $15,000,000 from The First National Bank of Chicago that was to expire on September 30, 1997. On May 22, 1995, the
Company amended the agreement to increase the revolving credit available to $22,000,000. On June 28,
1996 the revolving line of credit termination date was extended to June 30, 1999. The outstanding balance under this credit facility at September 30, 1996 was $14,442,000. The Company was in compliance with all financial covenants at September 30, 1996.

Contingencies

The Company is engaged in certain pending litigation involving claims or other matters arising in the normal course of business. Most of these claims involve product liability or other tort claims for property damage or personal injury against which the Company is insured. As a part of its litigation management program, the Company maintains general liability insurance covering product liability and other similar tort claims providing the Company coverage of $8,000,000, subject to a substantial self-insured retention pursuant to which the Company has the right to coordinate and control the management of its claims and the defense of these actions.



	Management has reviewed all claims and lawsuits and, upon the advice of its litigation counsel, has made provision for any estimable losses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

	There have been no material developments in the legal proceedings previously reported by the registrant since the filing of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1996,
described on Part I-Item 2, "Contingencies" of this report.   See
"Management's Discussion and Analysis of
Financial Condition and Results of Operations" in Part I - Item 2 "Contingencies" of this Report.

PART II - OTHER INFORMATION - CONT.

Item 6.  Exhibits and Reports on Form 8-K

	(a)	The following Exhibits   are filed with this
Report:

		11	Statement Regarding Computation of
Per Share Earnings.

	(b)	Reports on Form 8-K.

 		There were no reports on Form 8-K filed for the three months ended September 30, 1996.

SIGNATURES


	Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly
caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




ASTEC INDUSTRIES, INC.
(Registrant)


            11/14/96	 			        		 /s/ J. Don Brock
               Date					                J.Don Brock

	                                  Chairman of the Board
                                  	and President





          	11/14/96			          			/s/ Albert E. Guth
          	   Date					                Albert E. Guth
                                      	Senior Vice President
						                                	Secretary


EXHIBIT 11


Statement Regarding Computation of Per Share Earnings


ASTEC INDUSTRIES, INC.

EXHIBIT (11) - COMPUTATIONS OF EARNINGS PER
SHARE



                               Three months ended        Nine months ended

                               9/30/96      9/30/95      9/30/96      9/30/95
Shares for Earnings Per Share Computations:
(in thousands)
Primary:
Weighted average outstanding
during year                    10,037       10,092       10,051       10,065
Common stock equivalents
for stock options                 108          121          112          124

Total                          10,145       10,213       10,163       10,189

Fully Diluted:

Weighted average
outstanding during year        10,037       10,092       10,051       10,065
Common stock equivalents
for stock options                 109          122          112          125

Total                          10,146       10,214       10,163       10,190


Earnings Applicable to Common Stock:

Net income                     $1,021       $2,768       $6,092      $10,014

Earnings Per Share (Based on Weighted
Average Number of Common and Common
Equivalent Shares Outstanding):

Net income                      $.10          $.27         $.61         $.99

Additional Computations of EPS:
Fully Diluted:
Net income                      $.10          $.27         $.61         $.99

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