Form 10-K
period 1996-12-31
ASTEC INDUSTRIES INC
filed 1997-03-24
CIK 792987

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

(Mark One)

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 	For the fiscal
year ended December 31, 1996

OR

 	TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES  EXCHANGE ACT OF 	1934
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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $72,401,400 based upon the closing sales price reported by the NASDAQ National Market on March 10, 1997, using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by all directors and executive officers of the registrant, some of whom may not be held to be affiliates upon judicial determination.


(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:


As of March 10, 1997
Common Stock, par value $.20 -- 10,044,199 shares


DOCUMENTS INCORPORATED BY REFERENCE

	Portions of the following documents have been incorporated by reference into the Parts of this Annual Report on Form 10-K indicated:

		Document					                                   		Form 10-K

	Proxy Statement relating to                       		Part III
	Annual Meeting of Shareholders
	to be held on April 24, 1997

                         ASTEC INDUSTRIES, INC.
                      1996 FORM 10-K ANNUAL REPORT

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
       		Reports on Form 8-K

Appendix A

SIGNATURES

                                      PART I

Item 1.  BUSINESS

General

	Astec Industries, Inc. (the "Company") is a Tennessee corporation which was incorporated in 1972. The Company designs, engineers, manufactures and markets equipment and components used primarily in road building and related construction activities. The Company's products are used in each phase of road building, from quarrying and crushing the aggregate to application of the road surface. The Company also manufactures certain equipment and components unrelated to road construction, including trenching and excavating equipment, environmental remediation equipment, log loading and industrial heat transfer equipment. The Company holds
65 United States and 63 foreign patents, and has been responsible for many technological and engineering innovations in the industry. The Company currently manufactures over 140 different products, which it markets both domestically and internationally. In addition to plant and equipment sales, the Company manufactures and sells replacement parts for equipment in each of its product lines. The distribution and sale of replacement parts is an integral part of the Company's business.

	The Company's seven manufacturing subsidiaries are: (i)
Astec, Inc., which manufactures a line of hot-mix asphalt plants, soil purification and environmental remediation equipment and related components; (ii) Telsmith, Inc., which manufactures aggregate processing equipment for the production and classification of sand, gravel, and crushed stone for road and other construction applications; (iii) Heatec, Inc., which manufactures thermal oil heaters, asphalt heaters and other heat transfer equipment used in the Company's asphalt mixing plants and in other industries;
(iv) Roadtec, Inc., which manufactures milling machines used to recycle asphalt and concrete, asphalt paving equipment and material transfer vehicles; (v) Trencor, Inc., which manufactures chain and wheel trenching equipment, excavating equipment and log loaders;
(vi) CEI Enterprises, Inc., which manufactures heat transfer equipment and recycled rubber blending systems for the hot-mix asphalt industry; and (vii) Production Engineered Products, Inc.
("PEP"), which designs, manufactures and markets high-frequency vibrating screens for sand and gravel customers, as well as customers engaged in asphalt production. In addition, PEP incorporates the high-frequency screens in portable crushing and screening plants serving the aggregate and industrial markets.

	Astec Financial Services, Inc. ("AFS"), was formed in June
1996 as a wholly-owned subsidiary of the Company to provide a wide range of financing products for leasing or acquiring the Company's equipment. AFS, a captive finance company, is dedicated to working exclusively with all the Company subsidiaries and their customers in arranging financing for equipment. AFS provides loans, operating leases, floor plans for dealers, fleet rental plans, and other financing plans to meet the needs of the industry.

	In 1996, we also began operations at Pavement Technology, Inc. ("PTI"), located in Conyers, Georgia. The Company is a 50% shareholder of PTI, which manufactures an asphalt pavement analyzer, vibratory compactor and packages mix-design laboratory products, that allows our customer to purchase a complete design laboratory from one source. The pavement analyzer technology has captured the interest of state departments of transportation and universities as a new standard for measuring rutting, fatigue, and water susceptibility in hot-mix asphalt. The pavement technology product line adds a completely new dimension to the services and equipment we are able to provide our customers.

	The Company's strategy is to become the high quality, low cost producer in each of its product lines while continuing to develop innovative new products for its customers. Management believes that the Company is well positioned to capitalize on the need to rebuild and enhance roadway infrastructure, both in the United States and abroad.


Disposition of Foreign Operating Subsidiaries

	As previously disclosed, due to the disposition of Wibau-Astec and the abandonment of Astec-Europa, the Company no longer conducts foreign manufacturing operations and instead has decided to concentrate all of its manufacturing activities, whether or not related to international sales, with its more efficient domestic operations.


Products

	The Company operates predominantly in a single-business segment. In 1996 it manufactured and marketed products in five principal categories: (i) hot-mix asphalt plants, soil purification and environmental remediation equipment and related components; (ii) mobile construction equipment, including asphalt pavers, milling machines and material transfer vehicles and other auxiliary equipment; (iii) hot oil heaters, asphalt heaters and other heat transfer equipment; (iv) aggregates processing equipment; and (v) chain and wheel trenching and excavating equipment. The following table shows the Company's sales for each product category which accounted for 10% or more of consolidated revenue for the periods indicated.

                                       	   Years Ended December 31

                                     1996            1995           1994
                                               (In thousands)

Asphalt plants and components        $93,786         $110,321       $100,514
Aggregate processing equipment        52,739           46,586         38,823
Mobile construction equipment         37,845           29,706         30,291
Trenching and excavating equipment    23,543           21,110         25,867

Financial information in connection with the Company's international sales is included in Note 14 to "Notes to Consolidated Financial
Statements - Segment Information," appearing at Page A-11 of this report.


Hot-mix Asphalt Plants

	Astec, Inc. designs, engineers, manufactures and markets a complete line of portable, stationary and relocatable hot-mix asphalt plants and related components under the "ASTEC" trademark. An asphalt mixing plant typically consists of heating and storage equipment for liquid asphalt (manufactured by Heatec), cold feed bins for storing aggregates, a drum mixer for drying, heating and mixing, a baghouse composed of air filters and other pollution control devices, hot storage bins or silos for temporary storage of hot-mix asphalt and a control house. The Company introduced the concept of plant portability in 1979. Its current generation of portable asphalt plants is marketed as the "Six Pack" and consists of six portable components which can be disassembled and moved to the construction site to reduce relocation expenses. Plant portability represents an industry innovation developed and successfully marketed by the Company. In
1996, Astec, Inc. developed an improved version of the "Six Pack" plant, making the new "Six Pack" considerably more portable and self-erecting. This design will eliminate the use of cranes for disassembly or erection. The enhanced version of the "Six Pack," known as the Turbo 400, is capable of producing 400 tons-per-hour of hot-mix asphalt. This highly portable plant is especially useful in less populated areas where plants must be moved from job to job.

	The components in the Company's asphalt mixing plants are fully automated and use microprocessor-based control systems for efficient operation. The plants are manufactured to meet or exceed federal and state clean air standards.

	The Company has also developed specialized asphalt recycling equipment for use with its hot-mix asphalt plants. Many of the existing Astec products are suited for blending, vaporizing, drying and incinerating contaminated products. As a result, Astec, Inc. has developed a line of thermal purification equipment for the remediation of petroleum contaminated soil.



Mobile Construction Equipment

	Roadtec, Inc., designs, engineers, manufactures and markets asphalt pavers, material transfer vehicles, and milling machines.
Roadtec engineers emphasize simplicity, productivity, versatility and accessibility in product design and use.

	Asphalt Pavers. Asphalt pavers are used in the application of hot-mix asphalt to the road surface. Roadtec pavers have been designed to minimize maintenance costs while exceeding road surface smoothness requirements. Roadtec manufactures one paver model which must be used with a material transfer vehicle described below.

	Material Transfer Vehicles. The patented "Shuttle Buggy"TM is a mobile, self-propelled material transfer vehicle which allows continuous paving by separating truck unloading from the paving process while remixing the asphalt surface material. A typical asphalt paver must stop paving to permit truck unloading of asphalt mix. By permitting continuous paving, the "Shuttle Buggy" TM allows the asphalt paver to produce a smoother road surface. As a result of the pavement smoothness achieved with this machine, certain states are now requiring the use of the "Shuttle Buggy" TM on their jobs.

	Milling Machines. Roadtec milling machines are designed to remove old asphalt from the road surface before new asphalt mix is applied. They are manufactured with a simplified control system, wide conveyors, direct drives and a wide range of horsepower and cutting capabilities to provide versatility in product application. Additional upgrades and options were added in 1996 to enhance the products and their capabilities.


Heat Transfer Equipment

	Heatec, Inc., designs, engineers, manufactures and markets a variety of heaters and heat transfer processing equipment under the "HEATEC" trade name for use in various industries, including the asphalt industry.

	CEI Enterprises, Inc. (CEI), designs, engineers, manufactures and markets heating equipment and storage tanks mainly for the asphalt paving industry.

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


Aggregates Processing Equipment

	Founded in 1906, Telsmith, Inc. designs, manufactures, and markets a complete line of aggregate and mineral processing equipment and related machinery under the "TELSMITH" trademark for the mining, quarrying, and sand and gravel industries worldwide. Telsmith's products include jaw, cone, and impact crushers; several types of feeders which move virgin, recycled, or crushed material to primary, secondary, or tertiary crushing equipment; vibrating screens to separate the aggregate into various sizes; and washing and conveying equipment. In metallic mining operations, Telsmith equipment is used in primary crushing stages after the material has been blasted from the deposit. Secondary and tertiary crushing equipment, as well as vibrating screens, are employed in systems to reduce the material down to sizes for grinding mill feed or leech bed processes.

Equipment furnished by Telsmith can be purchased as individual components, as portable plants for flexibility, or as completely engineered systems for both portable and stationary applications.

	In 1994, Telsmith received ISO 9001 certification, the international standard of quality assurance in the design, development, production, installation and servicing of Telsmith's products. This designation recognizes the quality of its products and services in the worldwide marketplace.

Production Engineered Products, Inc. ("PEP") designs, manufactures, and markets high-frequency vibrating screens for sand and gravel customers, as well as customers engaged in asphalt production. In addition, PEP incorporates the high-frequency screens into portable crushing and screening plants serving the aggregate and industrial markets.


Trenching and Excavating Equipment

	Trencor, Inc. designs, engineers, manufactures and markets chain and wheel trenching equipment, canal excavators, rock saws, road miners and log-loading equipment.

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

	Log Loaders. Trencor also manufactures several different models of log loaders. Its products include mobile/truck mounted models, as well as track mounted and stationary models, each of which is used in harvesting and processing wood products. The equipment is sold under the "Log Hog" name. In 1996, due to the depressed nature of the timber industry as a whole and the resulting price competition it created, the Company made a decision to de-emphasize this product line and reallocate resources to strengthen Trencor's core product lines.

	Material Processor. During 1996, Trencor developed a machine which includes a crusher that operates independently from the trencher to process rock and related material (spoil) removed from the trench to make it suitable for use as a filler around pipes, cables or other lines being installed. Patents are pending on this product.


Manufacturing

	The Company manufactures many of the component parts and related equipment for its products. In many cases, the Company designs, engineers and manufactures custom component parts and equipment to meet the particular needs of individual customers. Manufacturing operations during 1996 took place at eight separate locations. The Company's manufacturing operations consist primarily of fabricating steel components and the assembly and testing of its products to ensure quality control standards have been achieved.


Marketing

	The Company markets its products both domestically and internationally. The principal purchasers of the Company's products include highway and heavy equipment contractors, utility contractors, pipeline contractors, open mine operators, quarry operators and foreign and domestic governmental agencies. Astec, Inc. sells directly to its customers with domestic, soil remediation and international sales departments. Telsmith products are sold through two leased branch locations in San Francisco, California, and Walpole, Massachusetts, as well as through a combination of direct sales, both domestic and international, and dealer sales. Roadtec and Trencor share a warehouse facility in Aurora, Illinois, that supports both their product lines. Heatec, CEI, Roadtec, and Trencor products are marketed through a combination of direct sales and dealer sales. Approximately 18 manufacturers' representatives sell Heatec products for applications in industries other than the asphalt industry with such sales comprising approximately 30 percent of Heatec's sales volume during 1996. Direct sales employees are paid salaries and are generally entitled to commissions after obtaining certain sales quotas. See "Business - Properties."

	The Company's international sales efforts are decentralized, with each subsidiary maintaining responsibility for its own international marketing efforts.


Seminars and Technical Bulletins

	The Company periodically conducts technical and service seminars which are primarily for contractors, employees and owners of asphalt mixing plants. In 1996, approximately 238 representatives of contractors and owners of hot-mix asphalt plants attended seminars held by the Company in Chattanooga, Tennessee. These seminars, which are taught by Company management and employees, cover a range of subjects including technological innovations in the hot-mix asphalt business and other industry segments in which the Company manufactures products.

	The Company also sponsors executive seminars for the management of the customers of Astec, Inc. The seminars are taught primarily by the management of the Company, but outside speakers are also utilized. Five seminars with up to eighty participants each are being held in 1997 in the newly constructed, state-of-the-art training center at Astec, Inc.

	In addition to the seminars, the Company publishes a number of detailed technical bulletins covering various technological and business issues relating to the asphalt industry.


Patents and Trademarks

	The Company seeks to obtain patents to protect the novel features of its products. The Company and its subsidiaries hold 65 United States patents and 63 foreign patents. There are eight United States and four foreign patent applications pending.

	The Company and its subsidiaries have approximately 40 trademarks registered in the United States, including logos for Astec, Telsmith, Roadtec and Trencor, and the names ASTEC, TELSMITH,
HEATEC, LOG HOG, ROADTEC and TRENCOR. Many of these trademarks are also registered in foreign countries, including Canada, Great Britain, Mexico, and Australia.

	The Company and its subsidiaries also license their technology to manufacturers.



Engineering and Product Development

	The Company dedicates substantial resources to its engineering and product development. At December 31, 1996, the Company and its subsidiaries had 103 full-time individuals employed domestically in engineering and design capacities.


Raw Materials

	Raw materials used by the Company in the manufacture of its products include carbon steel and various types of alloy steel, which are normally purchased from steel mills and other sources.


Seasonality and Backlog

	The Company's business is somewhat seasonal.  The
Company's sales tend to be stronger from January through June each year which is attributable largely to orders placed in the fourth quarter in anticipation of warmer summer months when most asphalt paving is done.

	As of December 31, 1996, the Company had a backlog for delivery of products at certain dates in the future of approximately $44,911,000. At December 31, 1995, the total backlog was approximately $34,751,000. The Company's backlog is subject to some seasonality, as noted above.

	The Company's contracts reflected in the backlog are not, by their terms, subject to termination. Management believes that the Company is in substantial compliance with all manufacturing and delivery timetables relating to its products.


Competition

	The Company faces strong competition in price, service and product performance in each product category. While the Company does not compete with any one manufacturer in all of its product lines, it competes as to certain products with both large publicly-held companies with resources significantly greater than those of the Company and various smaller manufacturers. Hot-mix asphalt plant competitors include CMI Corporation; Cedarapids, Inc., a subsidiary of Raytheon Company; and Gencor Industries, Inc. Paving equipment competitors include Caterpillar Paving Products Inc., a subsidiary of Caterpillar, Inc.; Blaw-Knox Construction Equipment Company, a subsidiary of Clark Equipment Co.; Ingersoll-Rand Company; and Cedarapids, Inc.

	The market for the Company's heat transfer equipment is diverse because of the multiple applications for such equipment. Its principal competitor is Gencor/Hyway Heat Systems. The Company's milling machine equipment competitors include Ingersoll-Rand
Company; CMI Corporation; Cedarapids, Inc.; Caterpillar; and Wirtgen America, Inc. Aggregates processing equipment competitors include the Pioneer Division of Portec, Inc.; Nordberg, Inc.; Eagle Iron Works; Boliden Allis, a member of the Trelleborg Group; Cedarapids, Inc.;
and other smaller manufacturers, both domestic and foreign.
Competition for sales of trenching and excavating equipment includes Ditch Witch; J.I. Case; Vermeer and other smaller manufacturers in the small utility trencher market. Astec Financial Services competitors are General Electric Credit Corporation, The CIT Group, and Safeco Credit Company, Inc., as well as local financial institutions.

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


Regulation

	The Company does not operate within a highly regulated industry. However, air pollution equipment manufactured by the Company principally for hot-mix asphalt plants must comply with certain performance standards promulgated by the federal Environmental Protection Agency under the Clean Air Act applicable to "new sources" or new plants. Management believes that the Company's products meet all material requirements of such regulations and of applicable state pollution standards and environmental protection laws.

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


Employees

	On August 3, 1995, a union representation election was held at the Trencor plant and a unit of Trencor production and maintenance employees voted to be represented by the United States Steelworkers of American, AFL-CIO, CLC. Trencor has filed a Petition for Review with the United States Court of Appeals for the Fifth Circuit and requested that the National Labor Relation Board's certification of the election be overturned due to alleged improper activity by the union. Trencor has requested that a new representation election be held.
The proceeding currently is pending before the United States Court of Appeals for the Fifth Circuit.

	At December 31, 1996, the Company and its subsidiaries employed 1,457 persons, of which 916 were engaged in manufacturing operations, 138 in engineering, including support staff, and 403 in selling, administrative and management functions.
Telsmith has a labor agreement expiring on  October 14, 1998.
Except as set forth above, none of the Company's other employees are covered by a collective bargaining agreement. Notwithstanding the current preceding before the United States Court of Appeals for the Fifth Circuit, the Company considers its employee relations to be good.


Item 2.  Properties

	The location, approximate square footage, acreage occupied and principal function of the properties owned or leased by the Company are set forth below:

                        Approximate       Approximate
	Location	              Square Footage   	Acreage	      Principal Function

Chattanooga, Tennessee  361,000           59.1          Corporate and sub-
                                                        sidiary offices,
                                                        manufacturing - Astec

Chattanooga, Tennessee  ---               63.0          Storage yard - Astec

Chattanooga, Tennessee  66,200            5.0           Offices, manufact-
                                                        uring - Heatec

Chattanooga, Tennessee  135,000           15.1          Offices, manufact-
                                                        uring - Roadtec

Chattanooga, Tennessee  1,820              ---          Offices leased for
                                                        Astec Financial
                                                        Services, Inc.

North Aurora, Illinois  16,700             3.5          Roadtec and Trencor
                                                        (sales and service
                                                        office)

San Francisco,
     California         550                 1.0         Leased sales and
                                                        service office -
                                                        Telsmith

Mequon, Wisconsin       203,000             30.0        Offices and manufact-
                                                        uring - Telsmith

Walnut, Illinois        28,000              3.0         Leased offices and
                                                        manufacturing - PEP

Rossville, Georgia      40,500              2.6         Manufacturing - Astec

Grapevine, Texas        175,513             51.67       Offices, manufact-
                                                        uring - Trencor

Walpole,
     Massachusetts      1,800               ---         Leased sales and
                                                        service office -
                                                        Telsmith

Odessa, Texas           4,072               0.8         Sales office and parts
                                                        warehouse - Trencor

Inman, South
     Carolina           13,600              8.0         Leased with option
                                                        to buy (office
                                                        and warehouse of
                                                        former Soil
                                                        Purification of
                                                        Carolina, Inc.)

Houston, Texas           120               ---          Leased sales office -
                                                        Heatec

Albuquerque,
     New Mexico          110,700           14.0         Offices and manufact-
                                                        uring - CEI


	Management believes that each of the Company's facilities provides office or manufacturing space suitable for its current needs and considers the terms under which it leases facilities to be reasonable.


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

	J. Don Brock, Ph.D., P.E., has been President and a director of the Company since its incorporation in 1972 and assumed the additional position of Chairman of the Board in 1975. He was the Treasurer of the Company from 1972 until 1994. From 1969 to 1972, Dr. Brock was President of the Asphalt Division of CMI Corporation. Dr. Brock earned his Ph.D. degree in mechanical engineering from the Georgia Institute of Technology. Dr. Brock and Thomas R. Campbell, President of Roadtec, are first cousins. Dr. Brock is 58.

	Richard W. Bethea, Jr., became Vice President, Corporate Counsel, and Secretary on February 1, 1997.
Mr. Bethea has been a practicing lawyer since 1978. He has an undergraduate degree in accounting from the University of Georgia. Before joining the Company, Mr. Bethea was a member (stockholder) and partner with the law firm Stophel & Stophel, P. C., in Chattanooga, Tennessee. He has served as the Company's litigation counsel since 1983. He is 44.

	F. McKamy Hall, a Certified Public Accountant, has served as Controller of the Company since May 1987. From 1985 to 1987, Mr.
Hall was Vice President-Finance of Quadel Management Corporation, a company engaged in real estate management. Mr. Hall has an undergraduate degree in accounting and a Master of Business
Administration degree from the University of Tennessee at Chattanooga. He is 54.

	W. Norman Smith has served as the President of Astec, Inc. since December 1, 1994. He formerly served as President of Heatec, Inc., from 1977 to 1994. From 1972 to 1977, Mr. Smith was a Regional Sales Manager with the Company. From 1969 to 1972, Mr. Smith was an engineer with the Asphalt Division of CMI Corporation. Mr. Smith has also served as a director of the Company since 1972. He is 57.

	Robert G. Stafford has served as President of Telsmith, Inc. since April 1991. Between January 1987 and January 1991, Mr.
Stafford served as President of Telsmith, Inc., a subsidiary of Barber-Greene. From 1984 until the Company's acquisition of Barber-Greene in December 1986, Mr. Stafford was Vice President - Operations of Barber-Greene and General Manager of Telsmith. He became a director of the Company in March 1988. He is 58

	Thomas R. Campbell has served as President of Roadtec,
Inc. since 1988.  From 1981 to 1988 he served as Operations
Manager of Roadtec. Mr. Campbell and J. Don Brock, President of the Company, are first cousins. Mr. Campbell is 47.

	Roger Sandberg has served as President of Trencor, Inc., since October 1, 1996. Prior to that he served as Vice President of Sales and Marketing at Roadtec, Inc. and Director of Marketing with Astec Inc. Before joining the Company, Mr. Sandberg held various management positions with Cedarapids, Inc., and Standard Havens, Inc., since 1971. He is 55.

	James G. May has served as President of Heatec, Inc. since December 1, 1994. From 1984 until 1994 he served as Vice
President of Engineering of Astec, Inc.  He is 52.

	Albert E. Guth has been President of Astec Financial Services, Inc. since June 1996. He served as Chief Financial Officer of the Company from 1987 through June 1996, as Senior Vice
President since 1984, Secretary of the Company since 1972, and Treasurer since 1994. Mr. Guth, who has been a director since 1972, was the Vice President of the Company from 1972 until 1984. From 1969 to 1972, Mr. Guth was the Controller of the Asphalt Division of CMI Corporation. He is 57.



PART II

Item 5. Market for Registrant's Common Equity and Related
Shareholder Matters

	The Company's Common Stock is traded in the National
Association of Securities Dealers Automated Quotation System
(NASDAQ) National Market under the symbol "ASTE." The Company has never paid any dividends on its Common Stock.


	The high and low sales prices of the Company's Common
Stock as reported on the NASDAQ National Market for each quarter during the last two fiscal years, are as follows:
                                       	 Price Per Share
	1996	                               High	              Low
	1st Quarter	                        10 5/8	            9 1/8
	2nd Quarter	                        11 1/8	            8 1/4
	3rd Quarter	                        9 1/8	             8 1/8
	4th Quarter	                        9 3/4	             8 3/8

                                        		Price Per Share
	1995	                               High	              Low
	1st Quarter	                        14 1/4	            11
	2nd Quarter	                        13 1/8	            10 7/8
	3rd Quarter	                        11 3/4	            9 7/8
	4th Quarter	                        12 1/4	            9 3/4

The number of holders of record of the Company's Common Stock as of March 10, 1997 was 696.


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


PART III

Item 10. Directors and Executive Officers of the Registrant

	Information regarding the Company's directors included under the caption "Election of Directors - Certain Information Concerning Nominees and Directors" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 24, 1997, is incorporated herein by reference. Required information regarding the Company's executive officers is contained in Part I of this Report under the heading "Executive Officers of the Registrant." Information regarding compliance with Section 16(a) of the Exchange Act is included under "Election of Directors - Section 16(a) Filing Requirements" in the Company's definitive Proxy Statement, which is incorporated herein by reference.


Item 11. Executive Compensation

	Information included under the caption, "Election of Directors - Executive Compensation" in the Company's definitive Proxy
Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 24, 1997 is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management

	Information included under the captions "Election of Directors
- Certain Information Concerning Nominees and Directors," "Election of Directors - Common Stock Ownership of Management" and
"Election of Directors - Common Stock Ownership of Certain
Beneficial Owners" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 24, 1997 is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

	On March 18, 1996, Dr. J. Don Brock, Chairman of the Board and President of the Company loaned $1,178,000 to the Company to supplement its working capital revolving credit facility. The Company executed a demand note payable to Dr. Brock in connection with this loan bearing interest at a rate equal to that paid to First Chicago NBD under the Company's unsecured revolving line of credit. At the time Dr. Brock loaned these funds to the Company, the Company's outstanding balance under its $22,000,000 revolving credit facility was $9,605,000. The Company was able to use the proceeds of the loan from Dr. Brock to reduce the amount outstanding under the credit facility. As of December 31, 1996, interest of $73,135 has been accrued with respect to this loan.


PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

	(a)(1) The following financial statements and other information appear in Appendix "A" to this Report and are filed as a part hereof:

	.	Selected Consolidated Financial Data.

	.	Management's Discussion and Analysis of Financial
   Condition and Results of Operations.

	.	Report of Independent Auditors.

	.	Consolidated Balance Sheets at December 31, 1996
   and 1995.

 .	Consolidated Statements of Income for the Years
  Ended December 31, 1996, 1995 and 1994.

 .	Consolidated Statements of Shareholders' Equity for
  the Years Ended December 31, 1996, 1995 and 1994.

 .	Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1996, 1995 and 1994.

 . Notes to Consolidated Financial Statements.


	(a)(2) Other than as described below, Financial Statement Schedules are not filed with this Report because the Schedules are either inapplicable or the required information is presented in the Financial Statements or Notes thereto. The following Schedules appear in Appendix "A" to this Report and are filed as a part hereof:

	.	Report of Independent Auditors.

	.	Schedule VIII - Valuation and Qualifying Accounts.

	(a)(3) The following Exhibits* are incorporated by reference into or are filed with this Report:

	3.1	Restated Charter of the Company
     (incorporated by reference to the
     Company's Registration Statement
     on Form S-1, effective June 18,
     1986, File No. 33-5348).

	3.2	Articles of Amendment to the
     Restated Charter of the Company,
     effective September 12, 1988
     (incorporated by
     reference to the Company's Annual
     Report on Form 10-K for the year
     ended December 31, 1988, File No.
     0-14714).

	3.3	Articles of Amendment to the
     Restated Charter of the Company,
     effective June 8, 1989 (incorporated
     by reference to the Company's
     Annual Report on Form 10-K for the
     year ended December 31, 1989, File
     No. 0-14714).

	3.4		Amended and Restated Bylaws of
      the Company, adopted March 14,
      1990 (incorporated by reference to
      the Company's Annual Report on
      Form 10-K for the year ended
      December 31, 1989, File No. 0-14714).

	4.1	Trust Indenture between City of
     Mequon and Firstar Trust Company,
     as Trustee, dated as of February 1,
     1994 (incorporated by reference to
     the Company's Annual Report on
     Form 10-K for the year ended
     December 31, 1993, File No. 0-14714).

	4.2	Indenture of Trust, dated April 1,
     1994, by and between Grapevine
     Industrial Development Corporation
     and Bank One, Texas, NA, as
     Trustee (incorporated by reference to
     the Company's Annual Report on
     Form 10-K for the year ended
     December 31, 1993, File No. 0-14714).

	4.3	Shareholder Protection Rights
     Agreement, dated December 22,
     1995 (incorporated by reference to
     the Company's Current Report on
     Form 8-K dated December 22, 1995,
     File No. 0-14714).

	10.29	Lease Agreement, dated as of
       August 28, 1989, between Telsmith,
       Inc., and Pine Hill Developers
       (incorporated by reference to the
       Company's Annual Report on Form
       10-K for the year ended December
       31, 1989, File No. 0-14714).

	10.57	License Agreement, dated July 2,
       1992, between Telsmith, Inc. and
       Gerlach Industries (incorporated by
       reference to the Company's Annual
       Report on Form 10-K for the year
       ended December 31, 1992, File No.
       0-14714).

	10.75	Loan Agreement between City of
       Mequon, Wisconsin and Telsmith,
       Inc. dated as of February 1, 1994
       (incorporated by reference to the
       Company's Annual Report on Form
       10-K for the year ended December
       31, 1993, File No. 0-14714).

	10.76	Credit Agreement by and between
       Telsmith, Inc. and M&I Marshall &
       Ilsley Bank, dated as of February 1,
       1994 (incorporated by reference to
       the Company's Annual Report on
       Form 10-K for the year ended
       December 31, 1993, File No. 0-14714).

	10.77	Security Agreement by and between
       Telsmith, Inc. and M&I Marshall &
       Ilsley Bank, dated as of February 1,
       1994 (incorporated by reference to
       the Company's Annual Report on
       Form 10-K for the year ended
       December 31, 1993, File No. 0-14714).

	10.78	Mortgage and Security Agreement
       and Fixture Financing Statement by
       and between Telsmith, Inc. and M&I
       Marshall & Ilsley Bank, dated as of
       February 1, 1994 (incorporated by
       reference to the Company's Annual
       Report on Form 10-K for the year
       ended December 31, 1993, File No.
       0-14714).

	10.79	Guarantee of Astec Industries, Inc. in
       favor of M&I Ilsley Bank, dated as of
       February 1, 1994 (incorporated by
       reference to the Company's Annual
       Report on Form 10-K for the year
       ended December 31, 1993, File No. 0-14714).

10.83 	Loan Agreement dated as of April 1,
       1994, between Grapevine Industrial
       Development Corporation and
       Trencor, Inc. (incorporated by
       reference to the Company's Annual
       Report on Form 10-K for the year
       ended December 31, 1994, File No.
       0-14714).

	10.84	Letter of Credit Agreement, dated
       April 1, 1994, between First Chicago
       NBD and Trencor, Inc. (incorporated
       by reference to the Company's
       Annual Report on Form 10-K for the
       year ended December 31, 1994, File
       No. 0-14714).

	10.85	Guaranty Agreement, dated April 1,
       1994, between Astec Industries, Inc.
       and Bank One, Texas, NA, as
       Trustee (incorporated by reference to
       the Company's Annual Report on
       Form 10-K for the year ended
       December 31, 1994, File No. 0-14714).

	10.86	Astec Guaranty, dated April 29,
       1994, of debt of Trencor, Inc. in favor
       of First Chicago NBD (incorporated
       by reference to the Company's
       Annual Report on Form 10-K for the
       year ended December 31, 1994, File
       No. 0-14714).

	10.87	Credit Agreement, dated as of July
       20, 1994, between the Company and
       First Chicago NBD (incorporated by
       reference to the Company's Annual
       Report on Form 10-K for the year
       ended December 31, 1994, File No.
       0-14714).

	10.89	Waiver for December 31, 1994,
       dated February 24, 1995 with respect
       to First Chicago NBD Credit
       Agreement dated July 20, 1994
       (incorporated by reference to the
       Company's Annual Report on Form
       10-K for the year ended December
       31, 1994, File No. 0-14714).

	10.90	First Amendment to Guaranty of
       Payment, dated March 21, 1995 by
       and between Heatec, Inc.; Roadtec,
       Inc.; Trencor, Inc.; Telsmith, Inc.;
       Astec Transportation, Inc.; ACI, Inc.;
       Astec, Inc.; CEI Enterprises, Inc.; and
       First Chicago NBD (incorporated by
       reference to the Company's Annual
       Report on Form 10-K for the year
       ended December 31, 1995, File No. 0-14714).

	10.91	First Amendment to Credit
       Agreement, dated May 22, 1995
       between the Company and First
       Chicago NBD (incorporated by
       reference to the Company's Annual
       Report on Form 10-K for the year
       ended December 31, 1995, File No. 0-14714).

	10.92	Second Amendment to Guaranty of
       Payment, dated May 22, 1995 by and
       between Heatec, Inc.; Roadtec, Inc.;
       Trencor, Inc.; Telsmith, Inc.; Astec
       Transportation, Inc.; ACI, Inc.; Astec,
       Inc.; CEI Enterprises, Inc.; and First
       Chicago NBD (incorporated by
       reference to the Company's Annual
       Report on Form 10-K for the year
       ended December 31, 1995, File No. 0-14714).

	10.93	Guaranty of all obligations of Astec-
       Europa Strassenbaumaschinen
       GmbH executed by the Company in
       favor of Bayerische Vereinsbank
       Aktiengesellschaft, dated December
       6, 1995 (incorporated by reference to
       the Company's Annual Report on
       Form 10-K for the year ended
       December 31, 1995, File No. 0-14714).

	10.94	Guaranty of a DM3,000,000 credit
       facility to Gibat Ohl
       Ingenieurgesellschaft fur
       Anlagentechnik mbH executed by the
       Company in favor of Deutsche Bank
       AG, dated December 13, 1995
       (incorporated by reference to the
       Company's Annual Report on Form
       10-K for the year ended December
       31, 1995, File No. 0-14714).

	10.95	Waiver for December 31, 1995,
       dated November 10, 1995 with
       respect to First Chicago NBD Credit
       Agreement dated July 20, 1994, as
       amended (incorporated by reference
       to the Company's Annual Report on
       Form 10-K for the year ended
       December 31, 1995, File No. 0-14714).

	10.97	Limited Consent of First Chicago
       NBD dated as of March 21, 1995
       related to the acquisition of Trace
       Industries, Inc. and the assignment of
       certain assets to Astec, Inc.
       (incorporated by reference to the
       Company's Annual Report on Form
       10-K for the year ended December
       31, 1995, File No. 0-14714).

	10.98	Supplemental Executive Retirement
       Plan, dated February 1, 1996 to be
       effective as of January 1, 1995
       (incorporated by reference to the
       Company's Annual Report on Form
       10-K for the year ended December
       31, 1995, File No. 0-14714).

	10.99	Trust under Astec Industries, Inc.
       Supplemental Retirement Plan, dated
       January 1, 1996 (incorporated by
       reference to the Company's Annual
       Report on Form 10-K for the year
       ended December 31, 1995, File No. 0-14714).

	10.100	Demand note dated March 18, 1996
        between the Company and the
        Company's Chief Executive Officer,
        Dr. J. Don Brock.

	10.101	Loan Agreement dated December 5,
        1996 between Astec Financial
        Services, Inc. and The CIT
        Group/Equipment Financing, Inc. ("CIT").

	10.102	Astec Industries, Inc. Guaranty dated
        December 5, 1996 of Line of Credit
        Agreement between Astec Financial
        Services, Inc. and The CIT
        Group/Equipment Finance.

	11	    Statement Regarding Computation of
        Per Share Earnings.

	22	    Subsidiaries of the Registrant.

	23	    Consent of Independent Auditors


	(b)	No reports on Form 8-K were filed in the fourth quarter.

	(c)	The Exhibits to this Report are listed under Item 14(a)(3) above.

	(d)	The Financial Statement Schedules to this Report are
     listed under Item 14(a)(2) above.



* The Exhibits are numbered in accordance with Item 601 of Regulation S-K. Inapplicable Exhibits are not included in the list.


APPENDIX "A" to ANNUAL REPORT ON FORM 10-K

ITEMS 8 and 14(a)(1) and (2), (c) and (d)

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


ASTEC INDUSTRIES, INC.


	Contents	                                                             Page

Selected Consolidated Financial Data		                                 A-1

Management's Discussion and Analysis of Financial Condition and
Results of Operations		                                                A-2

Consolidated Balance Sheets at December 31, 1996 and 1995		            A-6

Consolidated Statements of Income for the Years Ended December
31, 1996, 1995 and 1994		                                              A-7

Consolidated Statements of Shareholders' Equity for the Years Ended
December 31, 1996, 1995 and 1994		                                     A-8

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1996, 1995 and 1994		                                     A-9

Notes to Consolidated Financial Statements		                           A-11

Report of Independent Auditors		                                       A-24

Schedule VIII - Valuation and Qualifying Accounts		                    A-25

ASTEC INDUSTRIES, INC.

1996 ANNUAL REPORT

Astec Industries, Inc., through its seven manufacturing subsidiaries, designs, engineers, manufactures and markets equipment and components used in road building and various other construction activities. The Company's products are used in each phase of road building, from quarrying and crushing the aggregate to application of the road surface. The Company also manufactures certain equipment and components unrelated to road construction, including trenching equipment, environmental remediation equipment, log handling equipment and industrial heat transfer equipment.

The Company has been responsible for many technological and engineering innovations in the road building industry and presently holds 65 United States and 63 foreign patents and has eight domestic and four foreign patents pending. The Company currently manufactures over 140 different products which it markets both domestically and internationally. In addition to plant and equipment sales, the Company manufactures and sells replacement parts for equipment in each of its product lines, which is an integral part of the Company's business.

The Company's eight subsidiaries are: (i) Astec, Inc., which manufactures a line of hot mix asphalt plants, soil purification and environmental remediation equipment and related components; (ii) Telsmith, Inc., which manufactures aggregate processing equipment for the production and classification of sand, gravel and crushed stone for road and other construction applications; (iii) Heatec, Inc., which manufactures thermal oil heaters, asphalt heaters and other heat transfer equipment used in the Company's asphalt mixing plants and in other industries;
(iv) CEI Enterprises, Inc., which manufactures heating equipment, mixing equipment, agitating tanks and storage tanks used primarily in the asphalt paving industry; (v) Roadtec, Inc., which manufactures reclaiming equipment used to recycle asphalt and concrete, asphalt paving equipment and material transfer vehicles; (vi) Trencor, Inc., which manufactures chain and wheel trenching equipment, excavating equipment, and logging equipment; (vii) Production Engineered Products, Inc., which designs, manufactures, and markets high-frequency vibrating screens for sand and gravel and asphalt operations;
and (viii) Astec Financial Services, Inc., which provides a wide range of financial services for financing the purchase of Astec products for Astec's customers.

The principal purchasers of the Company's products for road building and related construction activities include highway and heavy equipment contractors, utility contractors, pipeline contractors, open mine operators, quarry operators and foreign and domestic governmental agencies. International sales represented approximately 17.3% of net sales for 1996 and included sales in Canada, Mexico, Europe, the Middle East,
Asia, Africa, Australia, South America and the West Indies.


                            TABLE OF CONTENTS

TO OUR SHAREHOLDERS

FINANCIAL HIGHLIGHTS

CORPORATE OVERVIEW

FINANCIAL STATEMENTS

Selected Consolidated Financial Data

Quarterly Financial Highlights

Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Shareholders'  Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Report of Independent Auditors

Corporate Information

Total sales for 1996 were $221,413,000 compared to $242,601,000 during 1995. Income before income taxes for the year ended December 31, 1996 was $7,018,000 compared to $6,141,000 in 1995. Net income for the year ended December 31, 1996 was $4,345,000, or $0.43 per share, compared to
$4,560,000, or $0.45 per share for 1995.

We are not satisfied with the level of our profits during 1996, which were adversely affected by unusual events at our Trencor, Inc. subsidiary and a significant downturn in international sales of hot-mix asphalt plants and components at our Astec, Inc. subsidiary.

In an effort to diversify Trencor's product line, we acquired the Log Hog log loader line in early 1994 and produced a significant amount of inventory in anticipation of continued high demand in the timber industry. Unfortunately, a significant and unexpected downturn in the paper industry, which produced a similar decline in the timber market, substantially reduced the demand for the log loaders. This market downturn increased price competition to the point that in order to sell units we were experiencing unacceptable losses. Consequently, in December we decided it was in the best interest of the Company to de-emphasize this product line, reduce the investment in inventory, and reallocate these resources for further expansion of Trencor's core trencher business. As a result, the appropriate writedowns on inventory were taken.

We also decided to terminate Trencor's research and development of a large mining machine for use in rock quarries and surface mines. After two years of experimentation with a prototype, we had doubts about the long-range cost effectiveness of the machine, so we felt that the project should be discontinued. This decision allowed us to redirect our engineering resources to the trencher line to which three new models of trenchers were added in 1996.

In 1996, Astec, Inc. experienced an 11.3% increase in domestic sales compared to 1995, but these gains were not sufficient to offset a decrease of approximately $25 million in the cyclical and often unpredictable international market. Also during 1996, Astec continued to be the industry's innovator in plant technology as it completed the development of a new Turbo 400 ton per hour "Six Pack" plant, which we believe is the most portable high-production asphalt plant ever built.

While 1996 was a disappointing year in terms of earnings, it was, nevertheless, a year of successes and great progress. For example, the Telsmith operation realized many of the efficiencies we had hoped to achieve with our capital investments in state-of-the-art machine tools and expanded facilities. In December, we completed the acquisition of Production Engineered Products, Inc. ("PEP") in Walnut, Illinois. PEP manufactures and markets patented high-frequency screening units for sand and gravel and asphalt operations. PEP will be operated in conjunction with Telsmith. We believe the high-production capacity of the PEP screens will enhance sales of Telsmith's portable crushing plants and that Telsmith's experienced sales force will significantly increase sales in the PEP product lines.

Roadtec, Inc. continued to be an innovator in the paver and milling machine markets and introduced a new model of paver and a new model of our patented "Shuttle Buggy"TM which is a market leader in the material transfer vehicle market.

Heatec, Inc. also had a good year. Even though sales of Astec, Inc., Heatec's largest customer, declined in 1996, Heatec's sales increased and it is currently adding to its manufacturing facility. We also acquired a new facility for CEI, Inc. These additions should position Heatec and CEI for continuing growth, particularly in the western United States.

In a further effort to enhance the strength of our core businesses, during 1996 we formed a new subsidiary, Astec Financial
Services, Inc., which will offer our customers access to capital financing through a lender that better understands the equipment being purchased and the road construction industry in general. Albert E. Guth, former Senior Vice President and Chief
Financial Officer of Astec Industries, Inc., is President of this new subsidiary.

In 1996, we also began operations at Pavement Technology, Inc. located in Conyers, Georgia. Astec Industries, Inc. is a
50% shareholder of this company, which manufactures an asphalt pavement analyzer and a vibratory compactor and packages mix-design laboratory products. These products allow our customers to purchase a complete design laboratory from one source. The pavement analyzer technology has captured the interest of state departments of transportation and universities as a new standard for measuring rutting, fatigue, and water susceptibility in hot-mix asphalt. The pavement technology product line adds a completely new dimension to the services and equipment we are able to provide our customers.

We never take our shareholders for granted, and we deeply appreciate your patience with us over the last two years. Quite candidly, we are not happy with the profits we have earned over the past two years, and we have taken a hard look at our operations in order to make the changes necessary to maximize our profit potential in the future. We believe we have done that and that we are strategically positioned to reap the benefits. Our Company has the largest share of the hot-mix asphalt plant, asphalt heater, and large custom trencher markets. We are among the leaders in rock crushers, milling machines, and asphalt pavers, and we believe that our technology, much of which is patented, is the most innovative and reliable in the world today.

Astec Industries, Inc. went public approximately ten years ago in June 1986. While the amount and consistency of our profits has not been satisfactory to us, we are proud of the overall performance of the Company which we intend to enhance. For example, on September 30, 1986, our net worth was $17,803,000. By December 31, 1996 our net worth had risen to $99,393,000. On a per-share basis, the net worth of the Company was $3.04 on September 30, 1986, and had increased to $9.84 per share by December 31, 1996, representing a compounded growth rate of net worth of approximately 12.1% per year.

Our mission in 1997 is the expansion and enhancement of our core businesses and improvement of the return on our shareholders' investments. We believe we will fulfill that mission and will set a new standard of performance that will continue into the future. We deeply appreciate the trust, confidence, and support of our customers, employees, and especially our stockholders.

Sincerely,

/s/ J. Don Brock

J. Don Brock, Ph.D., P.E.
Chairman of the Board and Chief Executive Officer

FINANCIAL HIGHLIGHTS
(in thousands, except as noted *)

                                                              						Percent
							                                                             Increase
			                                    1996		          1995		       (Decrease)
Operating Results

Net sales                            		$221,413	       $242,601	    (8.7)%

Patent suit damages and
     expenses	                         264		           699		        (62.2)%

Loss on abandonment
of foreign subsidiary			                               7,037

Pre-tax income		                       7,018	         	6,141	      	14.3%

Net income		                           4,345		         4,560		      (4.7)%


Financial Position

Working capital		                      $69,884		       $58,015    		20.5%
Shareholders' equity	                  99,393	        	95,901      	3.6%


Per Common Share

Net income*		                          $0.43		         $0.45		      (4.4)%
Book value per
     common 	share at
     year-end*	                        9.84	           9.50		        3.6%


Other Data

Weighted average
     number of common
     and common equivalent
     shares outstanding	               10,047		        10,072

Common shareholders -
    	approximate*	                     700	           	750
Employees*		                           1,457         		1,402

CORPORATE OVERVIEW

Astec Industries, Inc. and its operating subsidiaries share a commitment of providing quality equipment for rebuilding infrastructure, both domestically and internationally. From rock to road, each company provides a critical function in the road building process. Using the latest design and manufacturing technology, these companies provide the most modern and innovative equipment available today.

Hot Mix Asphalt Plants

Astec, Inc. designs, engineers, manufactures and markets a complete line of portable, stationary, and relocatable hot mix asphalt plants and related components under the "ASTEC" trademark. An asphalt mixing plant consists of heating and storage equipment (manufactured by Heatec or CEI) for liquid asphalt, cold feed bins for storing aggregates, a drum mixer, a baghouse composed of air filters and other pollution control devices, hot storage bins or silos for temporary storage of hot mix asphalt and a control house. The Company introduced the concept of plant portability in 1979. Its current generation of portable asphalt plants is marketed as the "Six Pack" and consists of six portable components which can be disassembled and moved to the construction site to reduce relocation expenses. Plant portability represents an industry innovation developed and successfully marketed by the Company.

In 1996, Astec, Inc. developed an improved version of the "Six Pack" plant, making the new "Six Pack" considerably more portable and self-erecting. This design will eliminate the use of cranes for disassembly or re-erection. The enhanced version of the "Six Pack," known as the Turbo 400, is capable of producing 400 tons per hour of hot mix asphalt. This highly portable plant is especially useful in less populated areas where plants must be moved from job to job.

The components in the company's asphalt mixing plants are fully automated and use microprocessor-based control systems for efficient operation. The plants are manufactured to meet or exceed federal and state clean air standards.

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

Material Transfer Vehicles. The "Shuttle Buggy" is a mobile, self-propelled material transfer vehicle which allows continuous paving by separating truck unloading from the paving process while remixing the asphalt surface material. A typical asphalt paver must stop paving to permit truck unloading of the asphalt mix. By permitting continuous paving, the "Shuttle Buggy" allows the asphalt paver to produce a smoother road surface.

Milling Machines. Roadtec milling machines are designed to remove old asphalt from the road surface before new hot mix asphalt is applied. They are manufactured with a simplified control system, wide conveyors, direct drives and a wide range of horsepower and cutting capabilities to provide versatility in product application.

Heat Transfer Equipment

Heatec designs, engineers, manufactures and markets a variety of heaters and heat transfer processing equipment under the "HEATEC" trade name for use in various industries including the asphalt industry. CEI Enterprises ("CEI") designs, manufactures and markets heating equipment and storage tanks primarily for the asphalt paving industry, and markets equipment under the CEI name.

Asphalt Heating Equipment. Heatec manufactures direct-fired and helical coil heaters for the asphalt industry, while CEI's heating equipment is hot oil, direct fired or electric. CEI and Heatec make a wide range of models that are both portable and stationary in capacities up to 35,000 gallons. Heatec and CEI both manufacture rubber blending and mixing systems.

Industrial Heating Equipment. Heatec also builds a wide variety of industrial heaters to fit a broad range of applications, including equipment for emulsion plants, roofing material plants, refineries, chemical processing, rubber plants and the agribusiness. Heatec has the technical staff to custom design heating systems and has systems operating as large as 40,000,000 BTUs per hour.

Aggregates Processing Equipment

Founded in 1906, Telsmith, Inc. designs, manufactures, and markets a complete line of aggregate and mineral processing equipment and related machinery under the "TELSMITH" trademark for the mining, quarrying, and sand and gravel industries worldwide. Telsmith's products include jaw, cone, and impact crushers; several types of feeders which move virgin, recycled, or crushed material to primary, secondary, or tertiary crushing equipment; vibrating screens to separate the aggregate into various sizes; and washing and conveying equipment. In metallic mining operations, Telsmith equipment is used in primary crushing stages after the material has been blasted from the deposit. Secondary and tertiary crushing equipment, as well as vibrating equipment, are employed in Telsmith systems to reduce the material down to sizes for grinding mill feed or leech bed processes.

Equipment furnished by Telsmith can be purchased as individual components, as portable plants for flexibility, or as completely engineered systems for both portable and stationary applications.

In 1994, Telsmith received ISO 9001 certification, the international standard of quality assurance in the design, development, production, installation, and servicing of our products. This designation is a recognition of the quality of our products and services in the worldwide marketplace.

Production Engineered Products, Inc. ("PEP") designs, manufactures, and markets high-frequency vibrating screens for sand and gravel and asphalt operations. In addition, PEP incorporates the high-frequency screens into portable crushing and screening plants serving the aggregate and industrial markets.

Trenching and Excavating Equipment

Trencor designs, manufactures and markets chain and wheel trenching equipment, canal excavators, rock saws, roadminers and log handling equipment.
Chain Trenchers. Trencor chain trenching machines utilize a heavy duty chain (equipped with cutting teeth attached to steel plates) wrapped around a long movable boom. These machines, with weights up to 400,000 pounds, are capable of cutting a trench up to eight feet wide and thirty feet deep. Trencor also makes foundation trenchers used in areas where drilling and blasting are prohibited.

Wheel Trenchers. Trencor wheel trenching machines are used in pipeline excavation in soil and soft rock. The wheel trenchers weigh up to 390,000 pounds and have a trench capacity of up to seven feet in width and ten feet in depth.

Canal Excavators. Trencor canal excavators are used to make finished and trimmed trapezoidal canal excavations within close tolerances. The canals are primarily used for irrigation systems.

Material Processors. During 1996, Trencor developed a machine which includes a crusher that operates independent of the trencher to process rock and related material (spoil) removed from the trench to make it suitable for use as a filler around pipes, cables or other lines being installed. Patents are pending on this product.

Rock Saws. Trencor manufactures a rock saw which is utilized for laying water and gas lines, fiber optics cable, constructing highway drainage systems and for other applications.

Roadminers. The "Roadminer" is a 400,000 pound unit manufactured by Trencor with an attachment which allows it to cut a path up to twelve and a half feet wide and five feet deep on a single pass. The Roadminer has applications in the road construction industry and in mining and aggregates processing operations.

Log Loaders. Trencor also manufactures several different models of log loaders. Its products include mobile/truck mounted models, as well as track mounted and stationary models, each of which is used in harvesting and processing wood products. The equipment is sold under the Log Hog name.

Asphalt, Mix Design, and Quality Control Testing Equipment

In 1996, Pavement Technology, Inc. was formed and is located in Conyers, Georgia. Astec Industries, Inc. is a 50% shareholder of this company, which manufactures an asphalt pavement analyzer, vibratory compactor and packages mix-design laboratory products, that allow our customers to purchase a complete design laboratory from one source. The pavement analyzer technology has captured the interest of state departments of transportation and universities as a new standard for measuring rutting, fatigue, and water susceptibility in hot-mix asphalt. The pavement technology product line adds a completely new dimension to the services and equipment we are able to provide our customers.

Captive Finance Business

Astec Financial Services, Inc. was formed in June 1996 as a wholly-owned subsidiary of Astec Industries, Inc. to provide a wide range of financing products for the Company's equipment. AFS, a captive finance company, is dedicated to working exclusively with all of the Company's subsidiaries and their customers in arranging financing for the Company's equipment. AFS has provided loans, operating leases, floor plans for dealers, fleet rental plans and has developed financing plans to meet the needs of the industry.


SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except as noted *)

                      				1996        1995	      1994     	 1993	      1992
Consolidated Income
Statement Data

Net sales	              		$221,413    $242,601	  $213,806   $172,801	  $149,133
Selling, general and
	administrative expenses	   35,082     	34,326    	31,142    	28,624    	23,969
Research and development	    5,868	      5,128	     3,166	     2,923     	2,580
Patent suit damages
	  and expenses (net
   recoveries and accrual
   adjustments)	               264	        699	  (14,947)       	375	       567
Loss on abandonment of
  	foreign subsidiary                    7,037
Income from operations	      8,051      	2,566	    27,236     	9,974      7,058
Interest expense	            1,656      	2,125       	713     	1,788     	3,241
Net income	                  4,345      	4,560    	23,436     	9,338     	6,014
Income per common share*(1)   	.43        	.45      	2.38      	1.07       	.82


Consolidated Balance
Sheet Data

Working capital	             $	69,884	$	58,015	  $	53,000	   $40,767   	$33,641
Total assets	                 167,853  154,356   	155,964   	102,967	    87,885
Total short-term debt	          2,051     	774     	8,573        	10     	3,103
Long-term debt, less
	current maturities	           30,497  	17,150	    16,155	   	           22,660

Shareholders' equity	          99,393  	95,901	    90,373     	64,105   	27,631
Book value per common
	share at year-end*(1)          	9.84    	9.50      	9.04       	6.54     	3.78


Quarterly Financial	Highlights (Unaudited)

                              First	     Second	     Third	     Fourth
                              Quarter	   Quarter     Quarter	   Quarter


1996
Net sales	                    $	59,570	  $	63,212	   $	47,182	  $	51,449
Gross profit                  		13,822	   	15,305	    	11,284    		8,854
Net income	                     	2,826    		2,245	     	1,021		   (1,747)
Net income per
 		common share*	                	.28	       	.22       		.10	     	(.17)

1995
Net sales	                   $	57,544    $	70,368   	$	65,015   $	49,674
Gross profit	                  13,637     	14,011     	13,298     	8,811
Net income	                     2,516      	4,730      	2,768    	(5,454)
Net income per
	  common share*                 	.25        	.47        	.27	      (.54)


Common Stock Price*
1996 High	                   10-5/8	     11-1/8	      9-1/8	     9-3/4
1996 Low	                     9-1/8      	8-1/4      	8-1/8	     8-3/8

1995 High                   	14-1/4	     13-1/8	     11-3/4	    12-1/4
1995 Low	                        11      10-7/8	      9-7/8	     9-3/4


The Company's common stock is traded on the National
Association of Securities Dealers Automated Quotation
(NASDAQ) National Market under the symbol ASTE. Prices shown are the high and low bid prices as announced by NASDAQ. The Company has never paid any dividends on its common stock.

The number of shareholders of record is approximately 700.

(1) Restated to retroactively reflect the two-for-one stock split effected in the form of a dividend on August 12, 1993.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
1996 vs. 1995

Net income for 1996 was $4,345,000, or $.43 per share, compared to net income of $4,560,000, or $.45 per share, in 1995. Net income for 1995 included losses of approximately $4,279,000 relative to the Company's former German subsidiaries, Astec-Europa and Wibau-Astec, while pre-tax income for 1996 was reduced by approximately $3,000,000 due to various fourth quarter charges. Net income from domestic operations was $4,345,000 in 1996 compared to $8,840,000 in 1995. This decrease was principally attributed to the fourth quarter charges taken in connection with the discontinuance and writedown of a newly-developed mining machine product line, increases in inventory reserves related to the Company's log loader business, and additional litigation expenses incurred by the Company. The Company also experienced a $25,447,000 decline in international asphalt plant sales from domestic operations from 1995 to 1996. This decline had a significant adverse impact on net income for 1996. In addition, the Company experienced an increase in income tax expense of approximately $870,000 in 1996 due to an increase in the effective income tax rate applicable to the Company. This also contributed to the decrease in net income from domestic operations for 1996.

	Net sales for 1996 were $221,413,000, a decrease of $21,188,000, or approximately 8.7% compared to 1995.
Excluding sales of $24,748,000 related to German operations which were disposed of in 1995, 1996 sales increased by $3,560,000, or 1.6% and domestic sales increased by $24,216,000 in 1996 compared to 1995. This increase in domestic sales is principally attributed to strong sales in mobile equipment, rock crushing equipment, a slight improvement in sales of trencher equipment, and increased domestic sales of asphalt plants. However, this increase in domestic sales was offset by a $20,656,000 decrease in international sales, primarily as a result of a $25,447,000 decline in international sales of asphalt plants. International sales by domestic subsidiaries were 17.3% of total sales in 1996 compared to 24.3% of total sales in 1995.

The gross profit margin for 1996 was 22.3% compared to 20.5% for 1995. This increase reflects the improvement attributable to the disposition of German operations in 1995 where gross profit margin was low. Domestic operations' gross profit margin for 1996 was 22.3% compared to 22.5% for 1995.

In 1996, selling, general, and administrative expenses increased to 15.8% of net sales from 14.1% in 1995. In 1995, selling, general, and administrative expenses were 14.0%, excluding the German operations. ConExpo, an equipment show which occurs once every three years, accounted for .4% of the increase. As a percentage, the additional increase is attributed to the reduction in net sales for 1996, increased sales accommodations on the log loader product line, increased selling expenses primarily related to salaries, travel, and entertainment expenses at all subsidiaries, and product demonstration expenses at the Roadtec subsidiary.

Research and development expenses increased from 2.1% of net sales in 1995 to 2.6% in 1996. Excluding the German operations, research and development expenses were 1.3% in 1995. This increase in 1996 was principally attributed to the product development expenses related to a prototype mining machine which will be discontinued in 1997.

Interest expense for 1996 decreased to .8% of sales from .9% of sales in 1995. The decrease resulted from reduced average borrowings and lower average interest rates during 1996.

Other income decreased by $5,076,000 from 1995 to 1996.
Excluding German operations, the decrease was only $525,000.
The 1995 other income, excluding Germany, included gains on the sale of fixed assets, primarily related to the sale of the former manufacturing facility operated by Telsmith, Inc., but no such comparable gains occurred in 1996.
Income tax expense for 1996 was $2,673,000, or approximately 38.1% of pre-tax income, compared to $1,580,000, or approximately 25.7%, of pre-tax income in 1995. The variance from the normal corporate tax rate in 1995 was primarily attributed to a lower effective tax rate related to the Company's foreign operations. The Company has previously utilized the majority of its tax credit carryforwards, therefore, the Company's tax rate for 1996 and subsequent years will approximate the normal corporate rate.

The backlog at December 31, 1996 was $44,911,000 compared to $34,751,000 at December 31, 1995, representing a 29.2% increase which was principally attributed to increased domestic asphalt plant orders. The Company is unable to determine whether this increase in backlog was experienced by the industry as a whole or whether it reflects an increase of market share. While this backlog reflects a positive development, management does not believe this increase represents a trend, but is attributed to periodic fluctuations in sales volume given the nature of the Company's products and customers. In contrast to the strong domestic market, international asphalt plant orders continue to be slow and unpredictable. In an effort to improve international asphalt plant sales, the Company is reviewing its international sales efforts and developing a plan to add agents in Singapore, Malaysia, and Indonesia, as well as increase its participation in international trade shows in 1997. The Company will also hold a service school for Spanish-speaking customers in 1997.


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

The decrease in adjusted pre-tax income for domestic operations of $1,829,000 in 1995 as compared to 1994 was the result of increased gross profit margin due to increased sales of domestic subsidiaries which were more than offset by increased interest and research and development expenses, and a decrease in other income from domestic subsidiaries.

Net sales for 1995 were $242,601,000, an increase of $28,795,000 or approximately 13.5% compared to 1994. Of this increase, $14,615,000 is attributable to the acquisition of Gibat Ohl and the acquisition of the remaining 50% interest in Wibau-Astec. CEI, which was acquired in 1995, accounted for $3,543,000 in sales. Excluding the increase from the German operations and the CEI acquisition, sales increased $10,637,000 or 5.2%. International sales by domestic subsidiaries were 24.3% of total sales in both 1995 and 1994. The net increase in sales reflected a strong sales increase in asphalt plants, heaters and rock crushing equipment, but reduced sales in mobile equipment and trenchers.

The gross profit margin for 1995 was 20.5% compared to 22.5% for 1994. This decrease was primarily due to lower gross profit margins from our foreign operations which had gross profit margins of 3.4% in 1995 compared to 11.4% in 1994.
Domestic operations gross profit margin for 1995 was 22.5% compared to 23.0% for 1994.

In 1995, selling, general, and administrative expenses decreased to 14.1% of net sales from 14.6% in 1994.

The Gencor patent litigation accounted for $699,000 of legal fees which were included in 1995 patent damages and expenses.

Research and development expenses increased from 1.5% of net sales in 1994 to 2.1% in 1995, primarily due to foreign operations.

As noted above, income from operations was significantly impacted by the losses of Astec-Europa in 1995. The total pre-tax loss, including the cost of abandonment, was approximately $9,945,000. Astec-Europa incurred pre-tax operating losses in 1995 of approximately $2,908,000. Due to Astec-Europa's poor operating results and its negative net worth at December 31, 1995, the Company declined to contribute additional capital to Astec-Europa, and elected instead to abandon the subsidiary in accordance with German law. Astec-Europa management filed a request for bankruptcy in Germany on February 9, 1996. Consequently, the Company was not required to fund Astec-Europa's liabilities except for certain liabilities previously guaranteed by the Company. The loss on abandonment of approximately $7,037,000 included the liabilities of Astec-Europa that were guaranteed by the Company and the remainder of the original investment recorded on the books of the Company.

Interest expense for 1995 increased to .9% of net sales from .3% in 1994. The increase resulted from increased inventories in anticipation of sales which did not materialize and investment in capital expenditures of $15,160,000.

Other income increased by approximately $722,000 or 36.7% in 1995, resulting primarily from Astec-Europa (formerly Gibat
Ohl) receiving $1,430,000 to settle various claims related to Astec-Europa's business operations. The gain on sale of foreign subsidiary of $2,449,000 in 1995 was due to the sale of Wibau-Astec as described in Note 2 to Consolidated Financial Statements.

Income tax expense for 1995 was $1,580,000, or approximately 25.7% of pre-tax income compared to $2,300,000, or approximately 8.9% of pre-tax income in 1994. The reason for the variance from the normal corporate tax rate in 1994 was the utilization of net operating loss carryforwards and establishment of a deferred tax benefit relative to net deductible temporary differences which could be recovered against future taxes or taxes previously paid. The variance in 1995 was primarily attributed to foreign operations. See Note 9 to Consolidated Financial Statements. Due to the utilization of the majority of its credit carryforwards, the Company's tax rate for 1996 and subsequent years will approximate the normal corporate rate.

The backlog at December 31, 1995 was $34,751,000 compared to $50,465,000 at December 31, 1994 which represented a 31.1% decrease. The Company's backlog for 1994 was unusually large primarily due to the optimism of many of our major customers about the strength of the economy and increased demand resulting from the renewed emphasis to rebuild infrastructure.


Liquidity and Capital Resources

Working capital increased to $69,884,000 at December
31, 1996 from $58,015,000 at December 31, 1995.  The Company's debt-to-equity ratio was .33 to 1.00 at December 31, 1996 and .19 to 1.00 at December 31, 1995. The Company's principal source of liquidity in 1996 was its borrowings under current and newly-obtained credit facilities.

Total short-term borrowings, including current maturities of long-term debt, were $2,051,000 at December 31, 1996 and $774,000 at December 31, 1995. Included in short-term borrowings at December 31, 1996 was a loan from the Company's Chief Executive Officer, Dr. J. Don Brock, dated
March 18, 1996, in the amount of $1,078,000. The principal and all accrued interest on the loan calculated at the Company's current borrowing rate under its revolving credit facility with First Chicago NBD, was repaid to Dr. Brock on January 6,
1997. Long-term debt, less current maturities was $30,497,000 at December 31, 1996 and $17,150,000 at December 31, 1995.

The majority of the increase in long-term debt related to increased usage of the Company's revolving line of credit. Contributing to the significant increase was payment of $3,049,000 for liabilities guaranteed by the Company related to the 1995 abandonment of Astec-Europa operations, capital expenditures of $8,708,000, and an increase in finance receivables of $5,226,000 related to the operations of Astec Financial Services, Inc., which began in June 1996.

Capital expenditures of $8,708,000 were made in 1996 as compared to capital expenditures in 1995 of $15,160,000.

The Company has an unsecured revolving credit loan agreement with First Chicago NBD. The line of credit is $22,000,000.
This credit facility expires June 30, 1999.  At December 31,
1996, $13,322,000 of the line of credit was utilized. Principal covenants under the First Chicago credit agreement include (i) the maintenance of certain levels of net worth and compliance with certain current, leverage, interest expense, and fixed charge ratios, (ii) a limitation on capital expenditures, (iii) a prohibition against dividends, and (iv) a prohibition on large acquisitions except upon the consent of the lenders. The Company was in compliance with all financial covenants related to the above loan agreement at December 31, 1996.

In addition to the Company's $22,000,000 revolving credit facility, Astec Financial Services, Inc. established a
$15,000,000 line of credit with The CIT Group/Equipment
Financing. At December 31, 1996, Astec Financial Services, Inc. had utilized $2,508,000 of this line. Advances under this line are limited to "Eligible Receivables" of Astec Financial Services, Inc. as defined in the credit agreement. Principal covenants under the CIT Group credit agreement are substantially the same as those of the First Chicago credit facility with the exception of a minimum net worth requirement for Astec Financial Services, Inc. The Company and Astec Financial Services, Inc. were in compliance with all financial covenants related to the CIT line of credit at December 31, 1996.

In 1996, year-end trade receivables rose to $30,040,000 from $27,075,000 at December 31, 1995 with slower receivable turnaround being the primary reason for the increase. Inventory levels increased $881,000 during 1996 with the increase in ending inventory of asphalt plants and aggregate processing products offset by decreased ending inventory of asphalt paving equipment.

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

Forward Looking Statments

 The Company may from time to time make forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to shareholders. Statements made in this annual report on Form 10-K, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such foward-looking statements are made based on management's belief as of the date thereof as well as assumptions made by, and information currently available to, management pursuant to "safe habor" provisions of the Private Securities Litigation Reform Act of 1995.
The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: the effects of future economic conditions; the amount of federal, state and local governmental revenues to support road building and related activities, and the effects of competition in the design, engineering, and manufacturing of equipment and components used in road building and various other consturction activities. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.


CONSOLIDATED BALANCE SHEETS
                                                   December 31,
                                             	1996             	1995
Assets	Current assets:
Cash and cash equivalents Note 1	             $	3,382,484	      $	3,133,070
Trade receivables less allowance
for doubtful 	accounts of $1,267,000
in 1996 and 	$1,279,000 in 1995	               30,039,813       	27,075,401
Finance receivables Note15	                     3,371,513
Notes and other receivables	                    1,191,223          	596,134
Inventories Note 1                             56,764,085	       55,882,679
Prepaid expenses	                               1,967,999 	         894,593
Refundable income taxes	                        2,071,063        	2,341,849
Deferred tax asset Note 9	                      5,534,950        	6,667,052
Other current assets	                               4,169	            5,214
Total current assets	                         104,327,299       	96,595,992
Property and equipment, net Note 5	            54,317,352	       51,709,033
Other assets:
Goodwill	                                       5,285,051        	4,066,152
Finance receivables Note 15                    	1,854,443
Notes receivable	                                 320,000	          572,829
Deferred tax asset Note 9                         442,458
Other                                          	1,306,113        	1,412,326
Total other assets	                             9,208,065	        6,051,307
Total	                                      $	167,852,716    	$	154,356,332

Liabilities and	Shareholders' Equity
Current liabilities:
Current maturities of long-term
debt Note 7	                                  $	2,051,003	    $    	774,274
Accounts payable	                              14,613,782       	15,877,964
Customer deposits                              	2,150,852        	4,989,557
Accrued product warranty	                       2,364,705	        2,470,775
Deferred tax liability Note 9	                    173,388
Accrued insurance	                              2,672,274	        2,783,246
Amounts payable in business combination	        2,405,145
Liabilities related to abandoned
     subsidiary Note 3	                           593,886        	3,643,077
Other accrued liabilities	                      7,418,242        	8,041,719
Total current liabilities                     	34,443,277       	38,580,612
Long-term debt, less current
     maturities Note 7	                        30,496,734	       17,150,000
Deferred tax liability Note 9	                  2,838,024	        2,351,283
Deferred retirement costs Note 8	                 544,911	          373,310
Other	                                            136,842
Total liabilities	                             68,459,788       	58,455,205
Shareholders' equity: Note 1,11
Preferred stock - authorized 2,000,000
shares of	$1.00 par value; none issued
Common stock - authorized 20,000,000
shares of	$.20 par value; issued and
outstanding - 	10,101,199 in 1996 and
10,092,199 in 1995	                             2,020,240	        2,018,440
Additional paid-in-capital	                    51,980,855       	51,940,580
Retained earnings 	                            46,286,983	       41,942,107
Minimum pension liability adjustment            	(127,150)
                                            		100,160,928	       95,901,127
Less common stock in treasury at
cost - 64,000 	shares in 1996	                   (768,000)
Total shareholders' equity	                    99,392,928	       95,901,127
Total                                      	$	167,852,716    	$	154,356,332

	See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF INCOME

                                           	Year Ended December 31,
	                             1996           	1995            	1994
Net sales	                    $ 221,412,796	  $ 242,601,351	   $ 213,806,411
Cost of sales	                  172,147,913	    192,844,160     	165,709,245
Gross profit	                    49,264,883     	49,757,191      	48,097,166
Selling, general, and
	administrative expenses        	35,081,800	     34,325,974      	31,142,335
Research and
	development expenses	            5,867,909	      5,128,495       	3,165,795
Patent suit damages and
	expenses (net recoveries
	and accrual adjustments) Note 10 	 263,978         699,222	     (14,947,498)
Restructuring costs Note 12			                                     1,500,469
Loss on abandonment
	of foreign subsidiary Note 3		                   7,037,105
Income from operations	           8,051,196	      2,566,395      	27,236,065
Other income (expense):
  	Interest expense	             (1,656,466)	    (2,125,261)       	(712,853)
	Interest income	                   386,646	        565,724          426,489
	Other income - net	                247,434	      2,685,161       	1,963,633
	Gain on sale of foreign
		subsidiary Note 2		                             2,448,551
	Equity in loss of joint
		venture Note 2	                   (10,652)                    		(3,176,834)
Income before income taxes	       7,018,158	      6,140,570      	25,736,500
Income taxes Note 9 	             2,673,282	      1,580,210	       2,300,126
Net income	                     $	4,344,876	    $	4,560,360	    $	23,436,374


Earnings per Common and
Common Equivalent Share:

Net income                           	$	.43	          $	.45	          $	2.38

Weighted average number of
	 common and common
	 equivalent shares
  outstanding Note 1 	           10,047,442      	10,071,930	      9,843,980



	See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 1996, 1995, and 1994


			                                                           Foreign
                  	     Common Stock             Additional   Currency                     Pension       Common
                           Note 1	   	           Paid-in	     Translation	   Retained	     Liability	    Stock in
	                    Shares	       Amount	       Capital	     Adjustment	    Earnings   	  Adjustment	   Treasury
Balance

December 31, 1993  	9,795,402	     $1,959,080    $48,200,446                	$13,945,373
Issuance of common
     stock	           206,429	         41,286	     2,700,462
Change during year				                                         $ 89,975
Net income					                                                               23,436,374

Balance
December 31, 1994	  10,001,831	      2,000,366	   50,900,908    	89,975	      37,381,747
Issuance of common
     stock	             90,368	         18,074    	1,039,672
Change during year				                                          (89,975)
Net income					                                                                4,560,360

Balance
December 31, 1995	   10,092,199     	2,018,440	   51,940,580 	                41,942,107
Issuance of common
     stock               	9,000	         1,800       	40,275
Common stock acquired
	for treasury - 64,000
	shares						                                                                                            $(768,000)
Minimum pension liability
 adjustment					                                                                           	$(127,150)
Net income					                                                                4,344,876
Balance
December 31, 1996	   10,101,199	    $2,020,240  	$51,980,855    	$0	           $46,286,983	 $(127,150)    $(768,000)


[FN] See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        	Year Ended December 31,
                                   1996            	1995           	1994
Cash Flows From
Operating Activities
Net income	                        $	4,344,876	     $	4,560,360	    $	23,436,374
Adjustments to reconcile net
	income to net cash provided
	by operating activities:
	Depreciation and amortization	      5,812,723       	5,697,862	       3,941,871
	Provision for doubtful accounts	      157,183         	533,136	         362,089
	Provision for inventory reserves   	1,231,828       	1,196,876	       3,621,218
	Provision for warranty	             3,018,990	       3,194,240       	2,616,565
	Provision for patent damages
		(net recoveries and
		accrual adjustments)		                                            	(13,250,048)
	Foreign currency translation
		adjustment		                                          (74,519)	         89,975
	(Gain) loss on sale of fixed assets	   59,118	        (263,195)      	  322,587
	(Gain) on sale of finance
		receivables	                         (67,492)
	Equity in loss of joint venture	       10,652		                       3,176,834
	Gain on sale of foreign subsidiary		                (2,448,551)
	Loss on abandonment of foreign
		subsidiary	                                        	7,037,105
(Increase) decrease in:
	Receivables	                       (3,855,177)     	(2,551,526)     	(7,660,990)
	Inventories                       	(1,353,245)     	(5,921,052)     	(3,537,955)
	Prepaid expenses	                    (991,145)      (2,071,266)       	(803,177)
	Patent damage escrow funds	                                        		12,309,420
	Deferred tax asset	                 1,349,773	         413,524      	(4,156,695)
	Other assets	                         196,607	        (993,322)	     (1,916,921)

Increase (decrease) in:
	Accounts payable                  	(1,383,256)      	6,062,733	      	2,138,449
	Customer deposits	                 (2,838,705)	     (1,211,925)     	(1,738,643)
	Accrued product warranty	          (3,127,860)	     (3,433,374)     	(2,256,128)
	Income taxes payable	                 270,786	      (1,117,518)         400,355
	Other accrued liabilities	         (3,723,984)	     (2,373,657)       	(947,201)
Total adjustments	                  (5,233,204)      	1,675,571	     	(7,288,395)
Net cash (used) provided by
	operating activities	                (888,328)      	6,235,931      	16,147,979

Cash Flows From Investing Activities

Proceeds from sale of property
 and equipment - net                 	1,202,335	        953,766	         307,099
Expenditures for property
	and equipment	                      (8,707,987)	   (15,159,921)    	(21,886,011)
Additions to finance receivables	    (8,333,293)
Collections of finance receivables	     536,089
Proceeds from sale of finance
     receivables	                     2,638,739
Cash received in connection
	with sale of subsidiary		                              (36,687)
Cash balance abandoned
	with subsidiary                                     		(203,643)
Additions to notes receivable	          (60,000)
Repayments on notes receivable	         901,233	         95,256          600,499
Investment in joint venture	           (100,000)	     	(635,700)
Cash payments in connection
	with business combination, net
	of cash acquired	                      164,794	       (834,591)      	1,447,965
Net cash (used by) investing
	activities	                        (11,758,090)	   (15,185,820)    	(20,166,148)


Cash Flows From	 Financing Activities

Proceeds from industrial bonds				                                  $ 14,000,000
Purchase of treasury shares	         $	(768,000)
Proceeds from issuance of
	common stock	                           42,075	    $     9,750	          34,750
Net borrowings under
	revolving credit loan              	11,680,000      	1,495,000       	2,655,000
Principal repayments of industrial
	bonds, loans and notes payable	     (1,027,023)    	(1,523,213)     	(5,658,355)
Proceeds from debt and notes payable	 2,968,780      	1,629,978
Net cash provided by
	financing activities               	12,895,832      	1,611,515      	11,031,395
Increase (decrease) in cash and
	cash equivalents	                      249,414     	(7,338,374)      	7,013,226
Cash and cash equivalents,
	beginning of period	                 3,133,070	     10,471,444       	3,458,218
Cash and cash equivalents
	end of period	                     $	3,382,484	  $   3,133,070	    $ 10,471,444

Supplemental Cash Flow Information

Cash paid during the year for:

Interest	                           $	1,572,642	  $   1,800,598	    $    595,767
Income taxes	                       $	3,466,100	  $   5,088,465	    $    282,709


Excluded from the Consolidated
	Statements of Cash Flows were
	the following effects of non-cash
	investing and financing activities:

Non-cash business combination:
	Investment in subsidiary	          $	2,405,145
	Accrued liability	                  (2,405,145)

Non-cash transfer of assets:
	Trade receivables	                 $	1,200,000
	Notes receivables	                 	(1,200 000)

Capital stock issued for purchase
	of subsidiary:
	Investment in subsidiary			                        $   1,047,996	   $   2,706,996
	Capital stock		                                         	(17,467)	        (39,871)
	Additional paid-in-capital			                        	(1,030,529)      	(2,667,125)

Non-cash purchase of assets:
	Property, plant and equipment,	                   $      547,587
	Accrued liability                                      	(547,587)

Non-cash assets assumed in
	connection with recourse
	customer financing:
	Notes receivables,	                               $      369,229
	Inventory	                                              (369,229)


	See Notes to Consolidated Financial Statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1996, 1995, and 1994

1.  Summary of Significant Accounting Policies

Basis of Presentation - The consolidated financial statements include the accounts of Astec Industries, Inc. and its subsidiaries. The Company's wholly-owned subsidiaries at December 31, 1996, are as follows:

Astec, Inc.	                         		Production Engineered Products, Inc.
Astec Financial Services, Inc.	        Roadtec, Inc.
CEI Enterprises, Inc.		                Telsmith, Inc.
Heatec, Inc.			                        Trencor, Inc.

All significant intercompany transactions have been eliminated in consolidation.

The Company's investment in a 50% owned joint venture, Pavement Technology, Inc., is accounted for on an equity basis.
As discussed in Notes 2 and 3, in 1995 the Company sold
Wibau-Astec Maschinenfabrik GmbH ("Wibau-Astec") and abandoned Gibat Ohl Ingenieurgesellschaft fur Anlagentechnik
("Gibat Ohl").

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

Property and Equipment - Property and equipment is stated at cost. Depreciation is calculated for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets as follows: buildings - 40 years and equipment - 3 to 10 years. Both accelerated and straight-line methods are used for tax reporting purposes.

Goodwill - Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill amounts are being amortized using the straight-line method over twenty years.
Additions to goodwill in 1996 reflect the purchase of Production Engineered Products, Inc.

Product Warranty - The Company provides product warranties against defects in materials and workmanship for periods ranging from ninety days to one year following the date of sale.
Estimated costs of product warranties are charged to cost of sales in the period of the sale.

Income Taxes - Income taxes have been provided using the liability method in accordance with SFAS No. 109 "Accounting for Income Taxes".

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

Advertising Expense - The cost of advertising is expensed as incurred. The Company incurred $2,661,000, $2,199,000, and
$1,504,000 in advertising costs during 1996, 1995, and 1994, respectively.

Foreign Currency Translation - The financial statements of foreign subsidiaries have been translated into U.S. Dollars in accordance with SFAS No. 52, "Foreign Currency Translation."
All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of shareholders' equity.

Stock Based Compensation - The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock options granted in accordance with APB Opinion No. 25, "Accounting for Stock Issued to
Employees" and, accordingly, recognizes no compensation expense for the stock option grants. The Company adopted
SFAS No. 123, "Accounting for Stock-based Compensation," in
1996 and is utilizing the disclosure only option permitted by the statement. See Note 11.

Earnings Per Share - Primary and fully diluted earnings per share are based on the weighted average number of common and common equivalent shares outstanding and include the potentially dilutive effects of the exercise of stock options in years where there are earnings. Fully diluted earnings per share are not presented for 1996, 1995, or 1994 since the dilution is not material.

Impairment of Assets - In 1995, the Company adopted SFAS
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. During 1995, events and circumstances indicated that approximately $4,400,000 of assets of the Company's subsidiary, Astec-Europa might be impaired.
As further discussed in Note 3, these assets were written off in connection with the abandonment of Astec-Europa.

Reclassifications - Certain amounts for 1995 and 1994 have been reclassified to conform with the 1996 presentation.


2.  Business Combinations

	Effective December 1, 1996, the Company acquired the operating assets and liabilities of Production Engineered Products, Inc. ("PEP") in exchange for $2,405,145 in cash. The operations of PEP are included in the consolidated statements of income from the effective date of acquisition. The transaction was accounted for as a purchase and the purchase price of $2,405,145 was allocated to the net tangible assets acquired based on the estimated fair market value of the assets acquired. The excess of the purchase price over the fair market value of PEP's net tangible assets was recorded as goodwill and is being amortized using the straight-line method over 20 years.

		On February 28, 1995, the Company acquired the operating assets and liabilities of Trace Industries, Inc., a New Mexico corporation doing business as CEI Enterprises
("CEI"), in exchange for 87,333 shares of the Company's common stock and approximately $852,000 in cash. The operations of CEI are included in the consolidated statements of income from the effective date of acquisition. The transaction was accounted for as a purchase and the purchase price of approximately $1,900,000 was allocated to the net tangible assets acquired based on the estimated fair market value of the assets acquired. That portion of the purchase price in excess of the fair market value of CEI's net tangible assets was recorded as goodwill and is being amortized using the straight-line method over 20 years.

		Effective July 1, 1993, the Company entered into a joint venture with Putzmeister-Werk Maschinenfabrik GmbH (""Putzmeister") to form a new German limited-liability company, Wibau-Astec Maschinenfabrik GmbH ("Wibau-
Astec"). Wibau-Astec designed, engineered, manufactured and marketed asphalt plants, stabilization plants, asphalt and thermal heaters, hot storage systems and soil remediation equipment. Putzmeister and the Company each owned
50% of Wibau-Astec. On November 7, 1994, the Company acquired the remaining shares of Wibau-Astec from Putzmeister for $67,400. The acquisition was accounted for as a purchase effective November 7, 1994 and accordingly, the results of operations and accounts of
Wibau-Astec subsequent to November 7, 1994 are included in the Company's consolidated financial statements. The purchase price was allocated to the net tangible assets of Wibau-Astec based on the estimated fair market value of the assets acquired. As required by the purchase method of accounting, the excess amount of the purchase price over the fair value of Wibau-
Astec's net tangible assets was recorded as goodwill and was being amortized using the straight-line method over 20 years. Subsequent to the acquisition of Wibau-Astec, the Company undertook a plan to restructure Wibau-Astec's operations (see
Note 12 - Restructuring Costs). Effective June 30, 1995, the Company sold Wibau-Astec to Wirtgen Gesellschaft mit beschrankter Haftung for approximately $1,109,000. For the six months ended June 30, 1995, Wibau-Astec had a net loss of approximately $688,000. The Company realized a gain of approximately $2,449,000 on the sale of Wibau-Astec.

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


A summary of the net assets acquired is as follows:

                       	PEP  	        CEI	          Wibau-Astec  	    Gibat Ohl
Current assets	         $1,292,161	   $1,035,148  	 $4,938,766	       $	11,007,164
Property, plant and
     equipment		           551,289	     	243,877	      412,193	            300,657
Current liabilities		     (243,511)	   	(768,647)   (8,678,984)	       (10,029,223)
Other liabilities	     	(1,094,453)	    	(39,683)  	(2,038,165)
Goodwill	               	1,734,865	   	1,411,892    	1,193,259          	4,153,364
Net assets acquired
     excluding cash	    	2,240,351	   	1,882,587   	(4,172,931)         	5,431,962
Cash		                     164,794	      	17,413    	4,240,331              32,984
Net assets acquired	   $	2,405,145	   $1,900,000     	$	67,400        	$	5,464,946


The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions discussed above had occurred at the beginning of each of the periods presented. Pro forma adjustments have been made to 1994 to reflect the restructuring of Wibau-Astec as described in
Note 12. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results that would have incurred had the acquisitions occurred at the beginning of the periods presented or of results which may occur in the future.

                                          	Year Ended December 31,
                           	1996           	1995            	1994
Net sales	                  $	224,927,000	  $	247,256,000	   $	227,891,000
Income from operations         	8,219,000      	6,303,000      	28,814,000
Net income	                     4,400,000	      4,630,000	      24,863,000
Per common and common
	equivalent share:
	Net income                        	$	.44	          $	.46          	$	2.53

Prior to its acquisition of the remaining 50% interest in Wibau-Astec, the Company's investment in Wibau-Astec was accounted for by the equity method. Accordingly, net income as presented in the Consolidated Statement of Income for 1994 includes the Company's share of Wibau-Astec's losses for the period prior to the acquisition of $3,177,000.


3.  Abandonment of Foreign Subsidiary

During 1995, the Company's subsidiary, Astec-Europa,
incurred a net loss of approximately 	Subsidiary $2,354,000 and
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


4.  Inventories

Inventories consisted of the following:
                                             	    December 31,
                                    	1996	                     1995
Raw materials and parts	             $	23,541,508	            	$23,709,839
Work-in-process		                       9,038,158	             	10,384,847
Finished goods		                       16,994,736             		14,583,127
Used equipment		                        7,189,683              		7,204,866
Total	                               $	56,764,085            		$55,882,679


5.  Property and Equipment

Property and equipment consisted of the following:
                                                 	December 31,
	                                    1996	                     1995
Land, land improvements, and
     buildings	                      $	38,161,554             	$ 35,220,996
Equipment	                             41,217,853	               39,322,961
Less accumulated depreciation	        (26,829,232)             	(22,864,623)
Land, buildings, and equipment - net  	52,550,175               	51,679,334
Rental property:
Equipment	                              2,004,118                  	122,347
Less accumulated depreciation	           (236,941)                 	(92,648)
Rental property - net	                  1,767,177	                   29,699
Total	                               $	54,317,352	             $	51,709,033


6.  Leases

	The Company leases certain land, buildings and equipment which are used in its operations. Total rental expense charged to operations under operating leases was approximately $1,272,000, $1,213,000, and $615,000 for the years ended December 31, 1996, 1995 and 1994 respectively.

Minimum rental commitments for all noncancelable
operating leases at December 31, 1996 are as follows:
                                          	1997	     $  766,000
                                          	1998	        542,000
                                          	1999        	359,000
                                          	2000        	238,000
                               	2001 and beyond	         80,000

The Company also leases equipment to customers under short-term contracts generally ranging from two months to twenty-four months. Rental income under such leases was $2,073,000, $1,630,000, and $1,394,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Scheduled minimum rental payments to be received for equipment leased to others during the years 1997 through 1998 and in total thereafter are $263,000, $114,000 and $0, respectively.


7.  Long-term Debt

	Long-term debt consisted of the following:
                                                      	   December 31,
                                                 	1996 	           1995
Revolving credit loan of
	$22,000,000 at December 31, 1996
	and 1995, available through June 30, 1999 at
	interest rates from 6.69% to 8.0% at
	December 31, 1996 and 8.25% at December 31,
	1995	                                            $	13,322,000	    $	4,150,000

Revolving credit loan of $15,000,000 at
	December 31, 1996 available through
	June 30, 1999 at an interest rate of prime,
	which was 8.25% at December 31, 1996	              	2,508,000

Loans payable maturing at various dates through
	2000 at interest rates from 8.0% to 9.25%	         	2,639,307	       	274,274

Industrial Development Revenue Bonds
	payable in annual installments through
	2006 at weekly negotiated interest rates	          	5,000,000		     5,500,000

Industrial Development Revenue Bonds due in
	2019 at weekly negotiated interest rates	          	8,000,000	     	8,000,000

Loan payable to related party at an
	interest rate of prime less a quarter, which was
	8.0% at December 31, 1996	                         	1,078,430

Total long-term debt		                              32,547,737	    	17,924,274
Less current maturities	 	                           2,051,003       		774,274

Long-term debt less
	current maturities	                              $	30,496,734   	$	17,150,000


The Company has a $22,000,000 revolving credit agreement with First Chicago NBD. Amounts outstanding under the agreement bear interest, at the Company's option, at a rate of prime less one quarter or the London Interbank Offering Rate plus one. The credit agreement contains certain restrictive covenants relative to operating ratios and capital expenditures and also restricts the payment of dividends. The Company also has a $15,000,000 revolving credit agreement with The CIT Group/Equipment Financing, Inc., which is available to Astec Financial Services, Inc. Amounts outstanding under the agreement bear interest at a rate of prime and are limited to "Eligible Receivables" as defined in the agreement. The credit agreement contains certain restrictive covenants relative to operating ratios and maintenance of net worth and also restricts the payment of dividends.

Loan payable to related party at December 31, 1996 was a note payable to the Company's Chief Executive Officer. Interest expense related to this note for 1996 was calculated at the Company's current borrowing rate and was approximately $73,000.

The aggregate of all maturities of long-term debt
in each of the next five years is as follows:
                                 	   1997	                  $	2,051,000
	                                    1998                    	1,974,000
                                    	1999                   	16,803,000
                                    	2000                      	720,000
                         	2001 and beyond                   	11,000,000

For 1996, the weighted average interest rate on short term borrowings, which includes current maturities of Industrial
Revenue Bonds, was 7.12%.


8.  Retirement Benefits

	The Company provides a deferred savings plan
("Savings Plan") under Section 401(k) of the Internal Revenue
Code, under which substantially all employees of the Company and its subsidiaries are eligible to participate. The Savings Plan provides that the Company match an amount equal to 50% of employee savings subject to certain limitations. The total expense for such matching was approximately $799,000, $777,000 and $696,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

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

During 1994, the Company made the decision to terminate the Barber-Greene Plans and purchased annuities to fund the benefits provided for in the plans. In 1995, the Company received approval from the Internal Revenue Service to terminate the plans. As a result, the settlement loss of approximately $46,000 is included in Other income-net in 1995.

	A reconciliation of the funded status of the Plans, which is based on a valuation date of September 30, with amounts reported in the Company's consolidated balance sheets, is as follows:

                                         	   Year Ended December 31,
                                     	    	1996	              1995
Actuarial present value of
	benefit obligations:
	Vested			                                 $	3,039,628	       $	2,991,159
	Nonvested		                                   	88,965	           	90,781
Accumulated benefit obligation			          $	3,128,593	       $	3,081,940
Projected benefit obligation			            $	3,128,593       	$	3,081,940
Plan assets at fair value			                	2,583,682        		2,539,151
Projected benefit obligation in excess
	of plan assets	                               544,911           	542,789
Unrecognized net gain (loss)	               		(127,150)            	6,046
Prior service cost not yet recognized
	in net periodic pension cost	                (129,205)         	(148,819)
Additional liability	                          256,355
Pension liability in the consolidated
	balance sheets			                           $	544,911        	$  400,016

Net periodic pension cost for 1996, 1995 and 1994 included the following components:

                                            Year Ended December 31,
                                 	  		1996	          1995         	1994
Service cost - benefits earned
	during the period	                   $	20,986	      $ 24,585  	   $ 31,503
Interest cost on projected
	benefit obligation	                  	227,815	      	219,465    	2,565,355
Actual return on plan assets	        	(122,607)	    	(238,493)	   2,148,873
Net amortization and deferral	        	(84,816)	      	(6,682)  	(5,405,871)
Net expense (income)	                 $	41,378	       $(1,125) 	 $	(660,140)

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% at September 30, 1996 and 1995. The expected long-term rate of return on assets was 9.0% for the years ending September 30, 1996 and 1995. Plan assets are primarily comprised of corporate equity and corporate and U.S. Treasury debt securities.

In addition to the retirement plans discussed above, the Company has an unfunded post-retirement medical and life insurance plan covering employees of its Telsmith, Inc.
subsidiary and retirees of its former Barber-Greene subsidiary.
The plan is accounted for under the provision of SFAS No. 106, "Employees Accounting for Post-retirement Benefits Other
Than Pensions." The accumulated post-retirement benefit obligation ("APBO") at adoption was approximately $674,000 and is being amortized over 20 years.

	The accumulated post-retirement benefit obligation and
the amount recognized in the Company's consolidated balance
sheets, is as follows:
                                                 	December 31,
                                           		1996	           1995
Accumulated post-retirement
	benefit obligation:
	Retirees	                                   $ 	241,700	     $	246,300
	Active employees	                              471,000       	393,500
		                                              712,700       	639,800
Unamortized transition obligation	             (538,200)     	(571,900)
Unrecognized net gain	                           64,100	       118,800
Accrued post-retirement benefit cost         	$	238,600  	   $	186,700

Net periodic post-retirement benefit cost included the following components:
                                                  	December 31,
                                           		1996             	1995
Service cost	                                $	64,700	         $	53,300
Interest cost	                                	48,300	          	50,200
Amortization of transition obligation        		33,700	          	33,700
Amortization of net gain				                                     (1,900)
Net expense	                                $	146,700	        $	135,300

A discount rate of 7.5% was used in calculating the APBO. The APBO assumes a 13.0% increase in per capita health care costs decreasing gradually to 5.8% for years 2012 and later. A 1% increase in the medical inflation rate would increase the APBO by approximately $36,000 and the expense by approximately $8,900.

9.  Income Taxes

For financial reporting purposes, income before income taxes includes the following components:
                                      	Year Ended December 31,
                            	1996	           1995            	1994
United States 	              $	6,655,652	    $	16,497,616	    $	30,726,395
Foreign:
	License income		                362,506	         277,855        		404,000
	Equity in loss of
		joint venture				                                             (3,176,834)
Loss from foreign subsidiaries			             	(3,597,796)    		(2,217,061)
Loss on abandonment		                        		(7,037,105)
Income before income taxes	  $	7,018,158 	    $	6,140,570	    $	25,736,500

The provision for income taxes consisted of the following:

                                        	Year Ended December 31,
                             	1996	            1995	          	1994
Current                      	$	1,416,242     	$	1,166,956    	$	7,029,419
Deferred (benefit)		            1,257,040	        	413,254    		(4,729,293)
Total provision for
	income taxes	                $	2,673,282     	$	1,580,210    	$	2,300,126

	A reconciliation of the provision for income taxes at the statutory rate to those provided is as follows:

                                      				Year Ended December 31,
	                             1996             	1995	          	1994
Tax at statutory rates	       $	2,386,174	      $	2,087,794    	$	9,007,775
Effect of utilization
	of net operating loss
	carryforwards net of
	alternative minimum tax
                                                	(1,344,000)	   	(3,008,000)
Effect of utilization
	of alternative minimum
	tax credits
                                                                  	(382,000)
Benefit from foreign
	sales corporation		            (125,000)	        	(327,000)	     	(265,000)

State taxes, net of federal
	income tax benefit	            	424,000		          522,000		       212,000

Income taxes of
	other countries		                20,000         		(553,000)	        27,000

Loss from foreign
	operations				                                    (413,000)    		2,636,000

Recognition of deferred
	tax asset				                                     1,827,000		   (4,729,000)

Reversal of prior temporary
	differences					                                               	(1,937,000)
Other items		                   (31,892)          		(219,584)     		738,351

Income taxes	               $	2,673,282	         $	1,580,210	   $	2,300,126

At December 31, 1996, the Company had long-term capital loss carryforwards of approximately $709,000 expiring in 2000.

As a result of utilizing the net operating loss carryforwards, net income from continuing operations increased by approximately
$.13 and $.31 for the years ended December 31, 1995 and 1994, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

At December 31, 1996, the Company had deferred tax assets of approximately $6,218,000, and deferred tax liabilities of approximately $3,011,000, related to temporary differences and tax loss carryforwards. At December 31, 1996, a valuation allowance of approximately $241,000 was recorded. This valuation allowance offsets the deferred tax asset relative to capital loss carryforwards. Due to the uncertainty of the utilization of these carryforwards, the Company determined that a valuation allowance was necessary for this item. The change in valuation allowance in 1996 is due to the expiration of ITC credit carryforwards ($98,000) and the establishment of a valuation allowance relative to the capital loss carryforwards ($241,000).


Significant components of the Company's deferred tax liabilities and assets are as follows:

                                             Year Ended December 31,
                                      	      1996	             1995
Deferred tax assets:
	Inventory reserves	                         $	1,556,000	      $	1,812,000
	Warranty reserves	                              898,000      	939,939,000
	Accrued insurance	                              864,000           725,000
	Bad debt reserves	                              479,000          	505,000
	Other accrued expenses	                       1,428,000	        1,455,000
	Alternative minimum tax credit	                 560,000
	Foreign net operating
		loss carryforwards		                                           1,384,000
	Other credit carryforwards                     	433,000            98,000
Total deferred tax assets	                     6,218,000	        6,918,000
Deferred tax liabilities:
	Property and equipment                       	2,793,000	        2,475,000
	Other	                                          218,000           	29,000
Total deferred tax liabilities	                3,011,000	        2,504,000
Net deferred tax assets	                       3,207,000        	4,414,000
Valuation allowance	                            (241,000)	         (98,000)
Deferred tax asset	                          $	2,966,000	      $	4,316,000



10.  Contingencies

The Company's subsidiary, Telsmith, was a defendant in a patent infringement action brought by Nordberg, Inc., a manufacturer of a competing line of rock crushing equipment, seeking monetary damages and an injunction to cease an alleged infringement of a patent on certain components used in the production of its rock crushing equipment. On March 30, 1995, the United States District Court for the Eastern District of Wisconsin issued a ruling in favor of the Company and entered a declaratory judgment in favor of Telsmith, and against Plaintiff Nordberg, Inc. The Court also entered judgment in favor of Telsmith, Inc. and against Nordberg, Inc., dismissing Nordberg's claim of infringement against Telsmith.

		During 1993, the Company was also named as a defendant in a patent infringement action brought by Gencor, Inc., a manufacturer of a competing line of asphalt plants. On February 3, 1996, the jury returned a verdict in the Company's favor. In early July 1996, the Company and Gencor entered into a settlement of the case on appeal and two other lawsuits pending between the parties. Under the terms of the settlement, each of the pending cases was dismissed, with prejudice, with each party bearing its own costs. No payments were made by either party to the other in connection with the settlement as a result of which all litigation between the Company and Gencor is now ended.

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

Recourse Customer Financing - Certain customers have financed purchases of the Company's products through arrangements in which the Company is contingently liable for customer debt aggregating approximately $4,618,000 and $7,362,000 at December 31, 1996 and 1995, respectively. These obligations average five years in duration and have minimal risk.

	Other - The Company is contingently liable for letters of
credit of approximately $2,491,000   issued for bid bonds and
performance bonds.


11.  Shareholders' Equity

	The Company has elected to follow Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

		The Company has reserved 300,000 shares of common stock under the 1986 Stock Option Plan and 500,000 shares of common stock under the 1992 Stock Option Plan for issuance upon exercise of non-qualified options, incentive options and stock appreciation rights to officers and employees of the Company and its subsidiaries at prices determined by the Board of Directors. All options granted have ten-year terms and vest and become fully exercisable immediately or within one year of the grant date.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1994, 1995, and 1996, respectively; risk-free interest rates of 5.93%, 6.06%, and 6.04%; volatility factors of the expected market price of the Company's common stock of .275; and a weighted-average expected life of the option of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows.

	                              1996	           1995	             1994
Pro forma net income	          $	3,734,000	    $	4,362,000      	$	23,177,000
Pro forma earnings per share:
	Primary	                            $	.37	          $	.43            	$	2.35

A summary of the Company's stock option activity and related information for the years ended December 31, 1996, 1995, and 1994 follows:


	Year Ended December 31
                                 1996                        1995                          1994
                                 Weighted Avg.	              Weighted Avg.	                Weighted Avg.
                 	    Options	   Exercise Price	  Options	   Exercise Price   	 Options	   Exercise Price

Options outstanding,
	beginning of year	   308,000	   $  8.33	         244,000   	$  6.92	           170,000	   $  2.35
Options granted	      250,000	   $ 10.17	          67,000	   $ 13.26            	87,000	   $ 15.22
Options exercised	      9,000	   $  4.68	           3,000	   $  3.25	            13,000	   $  2.67
Options outstanding
 and 	exercisable,
 end of year	         549,000	   $  9.23         	308,000	   $  8.33	           244,000	   $  6.92



The weighted average fair value of options granted whose exercise price was equal to the market price of the stock on the grant date was $3.97, $4.65, and $4.66 for the years ended December 31, 1996, 1995, and 1994. The weighted average fair value of options granted whose exercise price exceeded the market price of the stock on the grant date was $3.14, $4.13, and $4.05 for the years ended December 31, 1996, 1995, and 1994. Exercise prices for options outstanding as of December 31, 1996, range from $1.38 to $16.36.

	The Company has adopted a Shareholder Protection
Rights Agreement and declared a	distribution of one right
(the "Right") for each outstanding share of Company common stock, par value $0.20 per share (the "Common Stock"). Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share (a "Unit") of Series A Participating Preferred Stock, par value $1.00 per share (the "Preferred Stock"), at a purchase price of $36.00 per Unit, subject to adjustment. The rights currently attach to the certificates representing shares of outstanding Company
Common Stock, and no separate Rights certificates will be distributed. The Rights will separate from the Common Stock upon the earlier of ten business days (unless otherwise delayed by the Board) following the (i) public announcement that a person or group of affiliated or associated persons (the "Acquiring Person") has acquired, obtained the right to acquire, or otherwise obtained beneficial ownership of 15% or more of the then outstanding shares of Common Stock, or (ii) commencement of a tender offer or exchange offer that would result in an Acquiring Person beneficially owning 15% or more of the then outstanding shares of Common Stock. The Board of Directors may terminate the Rights without any payment to the holders thereof at any time prior to the close of business ten business days following announcement by the Company that a person has become an Acquiring Person. The Rights, which do not have voting power and are not entitled to dividends, expire on December 21, 2005. In the event of a merger, consolidation, statutory share exchange or other transaction in which shares of Common Stock are exchanged, each Unit of Preferred Stock will be entitled to receive the per share amount paid in respect of each share of Common Stock.


12.  Restructuring Costs

In the fourth quarter of 1994, the Company developed and implemented a plan to restructure the operations of Wibau-
Astec. In connection with the restructuring, the Company accrued costs of $1,500,000 ($1,250,000, net of tax, or $0.12 per share). The plan included, among other things, the cessation of manufacturing operations at Wibau-Astec along with related personnel reductions as well as personnel reductions in engineering and administration. Total personnel reductions were approximately 150. The plan was communicated to employees and severance notices given during the fourth quarter of 1994.

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


13.  Financial Instruments

	Credit Risk - The Company sells products to a wide variety of customers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. As of December 31, 1996, concentrations of credit risk with respect to receivables are limited due to the wide variety of customers.

Fair Value of Financial Instruments - The book value of the Company's financial instruments approximates their fair values. Financial instruments include cash, accounts receivable, finance receivables, accounts payable, and long- and short-term debt. Substantially all of the company's short- and long-term debt is floating rate debt and, accordingly, book value approximates its fair value.


14.  Operations by Industry Segment and Geographic Area

The Company operates predominately in one industry segment.
Its products are used for road construction and for the manufacture and processing of construction aggregates. Net sales and net losses of foreign operations were $24,748,000 and $3,044,000 for the year ended December 31, 1995 and
$10,133,000 and $5,394,000 for the year ended December 31,
1994.       See Notes 2 and 3.  International sales by domestic
subsidiaries by major geographic region were as follows:

                                     			Year Ended December 31,
                                  	1996	           1995	         1994

		Asia	                            $12,340,130	    $22,294,203  	$14,680,301
		Europe	                            8,792,885     	11,257,809    	3,651,822
		South America                     	6,889,869	      3,811,091    	4,662,530
		Canada	                            3,852,792      	8,105,164    	4,007,019
 	Australia	                         1,760,828	      1,613,920      	413,368
		Africa	                            1,131,318	      3,220,047    	9,594,267
		Central America                   	1,381,030	      5,955,227   	13,285,042
		Other	                             2,159,746	      2,707,225    	1,736,698
		TOTAL	                           $38,308,598	    $58,964,686  	$52,031,047


15.  Finance Receivables

Finance receivables are receivables of Astec Financial Services, Inc. Contractual maturities of outstanding receivables at December 31, 1996 were:

                      	Financing
		Amounts Due In	      Leases	             Notes	             Total
		1997	                $  1,330,422	      $  1,829,819	       $  3,160,241
		1998	                     524,585	           980,668	          1,505,253
		1999	                     481,585           	301,514            	783,099
		2000	                     229,745           	153,000	            382,745
		Thereafter	               115,117	                              	115,117
                       			2,681,454         	3,265,001	          5,946,455
		Less Unearned Income	     356,685           	363,814            	720,499
		Total	               $  2,324,769      	$  2,901,187 	      $  5,225,956

Receivables may be paid prior to contractual maturity generally by payment of a prepayment penalty. At December 31, 1996, there were no impaired loans or leases. Recognition of income on finance receivables is suspended when management determines that collection of future income is not probable. Accrual is resumed if the receivable becomes contractually current and collection doubts are removed--previously suspended income is recognized at that time.

	Astec Financial Services, Inc.'s net investment in
financing leases at December 31, 1996 consisted of the
following components:
 	Total minimum lease payment receivables	              $ 2,681,454
		Less:  unearned income	                                   356,685
		Net investment in financing leases	                   $ 2,324,769



REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Astec Industries, Inc.

We have audited the accompanying consolidated balance sheets of Astec Industries, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astec Industries, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ Ernst & Young, LLP

Chattanooga, Tennessee
February 21, 1997



CORPORATE INFORMATION


Corporate and Subsidiary
Executive Officers

J. Don Brock	                 Chairman of the Board and President
Richard W. Bethea, Jr.       	Vice President, Corporate Counsel, and Secretary
F. McKamy Hall	               Vice President, Corporate Controller, and Treasurer
W. Norman Smith	              President, Astec, Inc.
Robert G. Stafford	           President, Telsmith, Inc.
Thomas R. Campbell	           President, Roadtec, Inc.
Roger Sandberg 	              President, Trencor, Inc.
James G. May	                 President, Heatec, Inc.
Albert E. Guth	               President, Astec Financial Services, Inc.



Board of Directors

J. Don Brock	                 +#Chairman of the Board and President
George C. Dillon	              *Former Chairman, Manville Corporation
Ronald W. Dunmire	           *+#Former President of Cedarapids, Inc.
Daniel K. Frierson	            *Chairman and CEO, Dixie Yarns Inc.
Albert E. Guth	                 President, Astec Financial Services, Inc.
G. W. Jones	                   *Former President of APAC, Inc.
William B. Sansom	             *Chairman and CEO , The H.T. Hackney Co.
E.D. Sloan, Jr.	               *Chairman of the Board, Nolas Trading Co, Inc.
W. Norman Smith	              +#President, Astec, Inc.
Robert G. Stafford	            #President, Telsmith, Inc.


	*Member of the Audit and Compensation Committees

	+Member of the Executive Committee

 #Member of the Technical Committee


Subsidiaries

 Astec Financial Services, Inc.	Chattanooga, Tennessee
	Astec, Inc.	Chattanooga, Tennessee
	CEI Enterprises, Inc.	Albuquerque, New Mexico
	Heatec, Inc.	Chattanooga, Tennessee
	Production Engineered Products, Inc.	Walnut, Illinois
	Roadtec, Inc.	Chattanooga, Tennessee
	Telsmith, Inc.	Mequon, Wisconsin
	Trencor, Inc.	Grapevine, Texas


Transfer Agent Registrar

Chase Mellon Shareholder Services, L.L.C.
Overpeck Centre
85 Challenger Road
Ridgefield Park, NJ 07660


Stock Exchange
NASDAQ	National Market - ASTE


Auditors
Ernst & Young LLP	Chattanooga, Tennessee


General Counsel and Litigation
Chambliss, Bahner & Stophel, P.C.	Chattanooga, Tennessee


Securities Counsel
Alston & Bird	Atlanta, Georgia


Corporate Office
Astec Industries, Inc.
4101 Jerome Avenue
P.O. Box 72787
Chattanooga, Tennessee 37407
Telephone  423-867-4210


The Form 10-K, as filed with the Securities and Exchange
Commission, may be obtained at no cost by any shareholder upon written request to Astec Industries, Inc., attention
Shareholder Relations.

The Annual Meeting will be held at 10:00 a.m. on Thursday, April 24, 1997, in the Training Center at the Corporate office located at 4101 Jerome Avenue, Chattanooga, Tennessee.


REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Astec Industries, Inc.


We have audited the accompanying consolidated balance sheets of Astec Industries, Inc. and subsidiaries and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astec Industries, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December
31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Ernst & Young, LLP



ERNST & YOUNG LLP

Chattanooga, Tennessee
February 21, 1997

ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE (VIII)
VALUATION AND QUALIFYING ACCOUNTS FOR CONTINUING OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

               			                ADDITIONS
			                               CHARGES TO
		                 BEGINNING	      COSTS &        	OTHER		                     ENDING
DESCRIPTION	       BALANCE	        EXPENSES	       ADDITIONS	   DEDUCTIONS	    BALANCE

December 31, 1996:
Reserves deducted from assets to which they apply:
Allowance for
doubtful
accounts          $	1,278,638     $	157,183       $	0          $	168,882(1)   $	1,266,939

Reserve for
inventory         $	5,438,510     $	1,231,828     $	0          $	1,796,416    $ 	4,873,922

Other Reserves:
Product
 warranty         $	2,470,775     $	3,018,990     $	0          $	3,125,060(2) $	2,364,705


December 31, 1995:
Reserves deducted from assets to which they apply:
Allowance for
doubtful
accounts          $	1,684,242     $	533,136       $	20,000(3)  $	958,740	(1)  $	1,278,638

Reserve for
inventory         $	4,994,035     $	1,196,876     $	0          $	752,401      $	5,438,510

Other Reserves:
Product
 warranty         $	3,470,703     $	3,194,240     $	0          $	4,194,168(2) $	2,470,775


                            Schedule (VIII) - Page 1
                                     A-25


December 31, 1994:
Reserves deducted from assets to which they apply:

Allowance for
doubtful
accounts          $	1,191,083     $	362,089       $	467,607(3)  $	336,537	(1) $	1,684,242

Reserve for
inventory         $	6,494,533     $	3,621,218     $	0           $	5,121,716   $	4,994,035

Other Reserves:
Product
 warranty         $	1,781,733     $	2,616,565     $	0           $	927,595	(2) $3,470,703

	Reserve for
 	patent
 	damages         $	13,250,048    $	620,290       $	0           $	13,870,338   $	0


(1) 	Uncollectible accounts written off, net of recoveries.
(2)	Warranty costs charged to the reserve.
(3)	Represents reserve balances of subsidiaries acquired in the year.



                          Schedule (VIII) - Page 2
                                     A-26


SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Astec Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	ASTEC INDUSTRIES, INC.

 /s/  J. Don Brock
	BY: 	J. Don Brock      Chairman of the Board 	and
                        President (Principal Executive Officer)

	BY: 	F. McKamy Hall    Vice President, Corporate 	Controller, and Treasurer
                        (Principal 	Financial and Accounting Officer)

Date: March 14, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by a majority of the Board of Directors of the Registrant on the dates indicated:

	SIGNATURE	              TITLE	                                DATE

/s/ J. Don Brock       		Chairman of the Board 	               March 14, 1997
J. Don Brock		           and President

/s/ Albert E. Guth     		President, Astec Financial	           March 14, 1997
Albert E. Guth		         Services, Inc. and Director

/s/ Norman Smith         President - Astec, Inc.	              March 14, 1997
W. Norman Smith		        and Director

/s/ Robert G. Stafford 		President - Telsmith, Inc.	           March 14, 1997
Robert G. Stafford		     and Director

/s/ E. D. Sloan, Jr.   		Director	                             March 14, 1997
E. D. Sloan, Jr.

/s/ William B. Sansom   	Director	                             March 14, 1997
William B. Sansom

/s/ Ronald W. Dunmire  		Director	                             March 14, 1997
Ronald W. Dunmire

/s/ George C. Dillon   		Director                             	March 14, 1997
George C. Dillon

/s/ G.W. Jones         		Director	                             March 14, 1997
G.W. Jones

/s/ Daniel K. Frierosn 		Director	                             March 14, 1997
Daniel K. Frierson

SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Astec Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	ASTEC INDUSTRIES, INC.


Commission File No. 0-14714



SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


EXHIBITS FILED WITH ANNUAL REPORT
ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996



ASTEC INDUSTRIES, INC.
4101 Jerome Avenue
Chattanooga, Tennessee 37407



                            ASTEC INDUSTRIES, INC.
                            FORM 10-K
                            INDEX TO EXHIBITS
                                                                	Sequentially
Exhibit Number	             Description	                         Numbered Page


Exhibit 10.100	             Demand Note dated March 18, 1996
                            between the Company and the Company's
                            Chief Executive Officer,
                            Dr. J. Don Brock.

Exhibit 10.101	             Loan Agreement dated
                            December 5, 1996
                            between Astec Financial
                            Services, Inc. and The
                            CIT Group/Equipment
                            Financing, Inc. ("CIT").

Exhibit 10.102	             Astec Industries, Inc. Guaranty dated
                            December 5, 1996 of Line of Credit
                            Agreement between Astec Financial
                            Services, Inc. and The
                            CIT Group/Equipment
                            Financing, Inc. ("CIT").

Exhibit 11	                 Statement regarding
                            computation of per
                            share earnings.

Exhibit 22	                 Subsidiaries of the registrant.

Exhibit 23	                 Consent of independent auditors.



For a list of certain Exhibits not filed with this Report that are incorporated by reference into this Report, see Item 14(a)(3).

EXHIBIT 10.100

Demand note dated March 18, 1996 between the Company and the Company's Chief Executive Officer, Dr. J. Don Brock.

Exhibit 10.100

DEMAND NOTE

Chattanooga, Tennessee


$1,175,000

March 18, 1996

On demand the undersigned promises to pay to the order of J.
DON BROCK the sum of ONE MILLION ONE HUNDRED
SEVENTY-FIVE THOUSAND DOLLARS ($1,175,000.00), value received, with interest at a rate equal to 0.25% less than "prime rate" as charged from time to time by The First National
Bank of Chicago.

Accrued interest on the unpaid balance shall be paid on the first day of each month until this note is paid in full.

If this note is placed in the hands of an attorney for collection, by suit or otherwise, the undersigned will pay all costs of collection and litigation, together with a reasonable attorney's fee.

The drawer and endorser hereof severally waive demand, protest and notice of nonpayment. It is further agreed that the right of recourse of the holder hereof against the endorser of this note shall not be impaired by any renewal, extension, modification or other indulgence which the holder may grant with respect to the indebtedness above mentioned, or any part thereof, although the same may be done without notice to or consent of such endorser.

ASTEC INDUSTRIES, INC.


By: /s/ Albert E. Guth
Albert E. Guth
Senior Vice President

EXHIBIT 10.101

Loan Agreement dated December 5, 1996 between
Astec Financial Services, Inc. and
The CIT Group/Equipment Financing, Inc. ("CIT")

EXHIBIT 10.101


LOAN AGREEMENT


LOAN AGREEMENT (the "Agreement") dated    December 5, 1996 between
Astec Financial Services, Inc. a corporation organized under the laws of the state of Tennessee
(the "Company"), and The CIT Group/Equipment Financing, Inc. ("CIT").

1.      LOAN ADVANCES

CIT agrees subject to the terms and conditions of this Agreement, from time to time to make loans to the Company on a revolving basis in such amounts as may be mutually agreed upon, the maximum amount of such loans outstanding at any one time not to exceed one hundred percent
(100%) of the amounts validly owing on "Eligible Receivables"
(as hereinafter defined).

2.      LOAN AMOUNT

The aggregate loans made under this Agreement shall, in no event, exceed either the limitations set forth under Paragraph 1 hereof or the sum of $15,000,000.00 at any one time outstanding, unless CIT in its sole discretion shall agree to requests of the Company for loans in excess of said amounts.

3.      INTEREST

Interest shall be payable from the date hereof at the "Governing Rate", payable monthly on the average daily balance. The per annum rate is based on a year of 12 months of 30 days each computed on the basis of the average daily unpaid balance of principal outstanding during the preceding monthly period. As used herein, "monthly period" shall mean the period commencing on the first day of a calendar month and ending on the first day of the following calendar month, except that the first monthly period shall be payable within five days after your receipt of our statement therefore. As used herein the "Prime Rate" shall mean the rate publicly announced by The Chase Manhattan Bank from time to time as its Prime Rate.
The Prime Rate of The Chase Manhattan Bank is not intended to be the lowest rate of interest charged by The Chase Manhattan
Bank to its borrowers. The "commercial paper rate" means the average rate quoted by the Wall
Street Journal, or such other sources as CIT may determine for 30-day dealer commercial paper. The "Wall Street Journal Prime Rate" shall mean the Prime Rate listed by The Wall Street Journal.
 If more than one Prime Rate is listed in The Wall Street
Journal, then the highest rate shall apply.
 The "Governing Rate" shall mean a rate equal to the highest of:
(i) the Prime Rate of The Chase
Manhattan Bank or (ii) The Wall Street Journal Prime Rate or
(iii) the commercial paper rate.  In the event that the Governing
Rate on the first day of any monthly period shall be more or less than the Governing Rate in effect on the date of this Agreement, the rate of interest on the loan during such monthly period shall be increased or decreased by a percentage per annum corresponding to the percentage per annum increase or decrease in the Governing
Rate, but in no event, however, shall the rate of interest be more than that permitted by law.

4.      LOAN ACCOUNTS; MONTHLY STATEMENTS

	   All loans made hereunder shall be disbursed by CIT to Astec Financial Services, Inc., Chattanooga, Tn., and will be repayable at CIT's account at the CIT-Industrial
Finance, File # 54224, Los Angeles, CA. 90074-4224, or such other bank of which we may hereafter advise you in writing and the Company promises to repay all such loans and all other "Obligations" (as hereinafter defined) to CIT in the manner set forth in this Agreement, without the necessity on CIT's part of resorting to or having recourse to any collateral. In addition to the monthly payment of interest by the Company to CIT pursuant to the terms of Paragraph 3 hereof, the outstanding principal amount of each loan shall be repaid to CIT upon the earlier of (i) thirteen months after the disbursement of its proceeds or (ii) the Anniversary Date of this Agreement. Loans measured by Eligible
Receivables will be charged to one or more open accounts maintained in the Company's name on CIT's books (the "Loan Accounts").
In the event CIT should for any reason
honor requests for advances in excess of the limitations set forth in Paragraphs 1 and 2, such "overadvances" shall be made solely at CIT's option upon such additional terms as CIT shall determine, and shall be payable on demand. Each month CIT will render to the Company statements of the Loan Accounts, which the Company hereby agrees shall be deemed to be accounts stated and correct and acceptable to and binding on the Company unless CIT shall receive a written statement of exceptions from the Company within thirty (30) days after the monthly statements have been rendered to the Company. The Company will provide to CIT a borrowing base certificate for each loan request stating the amount of the request, current levels of funded accounts and the delinquencies thereunder.

 In the event CIT should so request, the Company agrees to also execute and deliver to CIT copies of such promissory notes of the Company as CIT shall request in order to evidence the loans, but unless and until CIT should so request, the borrowing base certificate and the Loan Accounts (and the monthly statements thereof rendered by CIT to the Company) shall constitute the primary evidence of the loans made hereunder.

5.      DEFINITIONS

(a) "Receivables" shall mean accounts, contract rights, chattel paper, notes, drafts, rental receivables, conditional sale contracts, security agreements, installment paper, installment sales, revolving charge accounts, and other obligations for the payment of money, including inter-company accounts and notes receivable, and all documents, contracts, invoices and instruments evidencing or constituting the same and all security instruments and security agreements relating thereto, which are created or acquired by the Company, all property the sale or lease of which gives rise or purports to give rise to Receivables, and all cash and non-cash proceeds thereof, including any merchandise returned or rejected by, or repossessed from, customers.



(b) "Eligible Receivables" shall mean Receivables created or acquired by the Company in the regular course of its business as presently conducted. In general, no Receivable shall be deemed eligible unless: such Receivable represents an existing, valid and legally enforceable indebtedness based upon an actual and bona fide sale and delivery or lease of property or rendition of services to the named obligor, which has been finally accepted by the obligor and for which the obligor is unconditionally liable to make payment in the amount stated in each invoice, document or instrument evidencing, constituting or accompanying the Receivable in accordance with the terms thereof, without rights of rejection or return or offset, defense, counterclaim or claim of discount or dedication; all statements made and all unpaid balances appearing in the invoices, documents and instruments representing or constituting the Receivables, are true and correct and are in all respects what they purport to be, and all signatures and endorsements that appear thereon are genuine and all signatories and endorsers, if any, have full capacity to contract, and the obligor owing such Receivable is not affiliated with or employed by the Company; absolute title to each Receivable, free and clear of any liens and encumbrances or claims of others, including liens or encumbrances or claims of ownership on the property the sale or lease of which purports to give rise to such Receivable, is vested absolutely in the Company and no other assignment of or security interest or other interest in the Receivable in favor of others is then in effect; the transactions underlying or giving rise to any Receivable do not violate any applicable state or federal law or regulation and all documents relating to the Receivables are legally sufficient under such laws and regulations and are legally enforceable in accordance with their terms; and any contract under which any Receivable arises does not contain a prohibition against assignment or require the consent of or notice to the obligor with respect to any assignment of monies arising thereunder.

(c) "Obligations" shall mean all loans and advances from time to time made by CIT to the Company hereunder and to others at the request of or for the account of or for the benefit of the Company, all other indebtedness and obligations which may be now or hereafter owing by the Company to CIT under this Agreement or any other agreement which may now or hereafter be entered into by CIT with the Company, howsoever arising, whether absolute or contingent, joint or several, matured or unmatured, direct or indirect, primary or secondary, including, but not limited to, CIT's interest or other charges hereunder or under any other agreement between the Company and CIT. The Company hereby agrees to pay on demand all costs and fees CIT may incur in the event of default by the Company hereunder, all costs and expenses (including, all out-of-pocket expenses and attorneys' fees actually paid by CIT) incurred by CIT, its employees or agents in protecting, maintaining, preserving, enforcing or foreclosing CIT's security interest in any collateral, including all efforts made to enforce collection of any Receivable, whether through judicial proceedings or otherwise, or in defending or prosecuting any action or proceeding arising out of or relating to CIT's transactions with the Company, all of which are hereby also included in the definition of "Obligations" and which may be charged at CIT's option to the Loan Accounts in the event the same are not promptly paid after demand.


(d) "Anniversary Date" shall mean the date occurring two years from the date hereof and the same date in every year thereafter.

6.      GRANT OF SECURITY INTEREST; COLLATERAL

As security for the prompt payment in full of all present and future Obligations, the Company hereby grants to CIT a security interest in and hereby assigns and pledges to CIT, its successors and assigns, (which grant, assignment and pledge shall continue until payment in full of all Obligations, whether or not this Agreement shall have sooner terminated) all right, title and interest of the Company in and to the following (which, together with any other security at any time pledged, assigned or delivered by the Company to CIT or received by CIT in connection with any Obligations are herein sometimes collectively called "Collateral"):

	(a) All Receivables of the Company, whether or not the same be Eligible Receivables and whether or not specifically listed on any schedules, assignments or exports furnished to CIT from time to time, whether now existing or arising or created or acquired at any time hereafter, together with all rights to any and all sums due and to become due on Receivables, all proceeds of Receivables in whatever form, including cash, checks, notes, drafts and other instruments for the payment of money, and all right, title and interest in and to any merchandise the sale or lease of which gives rise to, or purports to create any
 Receivable or which secures any Receivable, all property allocable to unshipped orders and all merchandise returned by or reclaimed or repossessed from customers, all rights of stoppage in transit, replevin, repossession and reclamation and all other rights of any unpaid vendor or lienor.
The continuing general assignment and pledge of and security interest in Receivables contained herein shall include all accounts, all documents, instruments, contracts, liens and security instruments, all credit insurance polices and other insurance and all guaranties relating to Receivables, all books and records evidencing, securing or relating to Receivables, all collateral, deposits, dealer reserves, or other security securing the obligations of any person under or relating to Receivables, all credit balances in favor of the Company on CIT's books, and all rights and remedies of whatever kind or nature the Company may hold or acquire for the purpose of securing or enforcing Receivables, and all general intangibles relating to or arising out of Receivables;

	(b) All general intangibles of the Company, now existing or hereafter arising or acquired, as such term is defined under the Uniform Commercial Code.


  7.    COLLECTION OF RECEIVABLES

Until the Company's authority to do so is terminated by written notice from CIT, which notice
CIT may give at any time after there has been a material adverse change in the Company's business or manner of operation or at any time after the occurrence of any "Event of Default" as specified below, the Company may continue to adjust all claims and disputes with obligors on Receivables and promptly collect and otherwise enforce all amounts owing on Receivables. Notwithstanding anything in the previous sentence to the contrary, all cash and non-cash proceeds of such sales or leases and all collections, including prepayments on Receivables, whether cash, other Receivables, checks, notes or other evidence of payment, and all documents and instruments relating thereto, are to be held in trust as CIT's property, and remitted to CIT in such manner and with such frequency as CIT shall determine. The Company shall notify CIT if any Receivable includes any tax due to any governmental taxing authority. If a Receivable includes a charge for any tax payable to any governmental taxing authority, CIT is authorized,in its discretion, to pay the amount thereof for the account of the Company and to charge the appropriate Loan Account therefor.

8.      LOAN ACCOUNTS; CASH PROCEEDS, CHECKS AND OTHER INSTRUMENTS

Any remittance received by the Company from customers shall be presumed to relate to the
Collateral and shall be held in trust for and immediately delivered to CIT as set forth herein. Cash received with respect to the Collateral shall be credited to the appropriate Loan Account as of the same day such proceeds are received by CIT. Checks, drafts and other instruments for the payment of money shall be credited to the appropriate Loan
Account the day following the day
CIT's bank has made the proceeds of such instruments available as of right based on the bank's determination that the instrument has been finally paid. The excess of collections over the amount of Obligations owing to CIT hereunder may, at CIT's option, be paid by CIT from time to time to the Company, provided, however, that CIT may at any time in its discretion retain and apply such excess to any Obligations until all such Obligations have been paid in full. CIT shall have the right at all times to receive, receipt for, endorse, assign, deposit and deliver, in CIT's name or in the name of the Company, any and all checks, notes, drafts and other instruments for the payment of money constituting proceeds of or otherwise relating to the Collateral. The Company hereby authorizes CIT to affix, by facsimile signature or otherwise, the general or special endorsement of the Company, in such manner as CIT shall deem advisable, to any such instrument in the event the same has been delivered to CIT without appropriate endorsement, and CIT and any bank in which CIT may deposit any such instrument is hereby authorized to consider such endorsement to be a sufficient, valid and effective endorsement by the Company to the same extent as though it were manually executed by the duly authorized officer of the Company, regardless of by whom or under what circumstances or by what authority such facsimile signature or other endorsement is actually affixed, without duty of inquiry or responsibility as to such matters, and the Company and each guarantor and endorser of the Company's Obligations hereby waives demand, presentment, protest and notice of protest or dishonor and all other notices of every kind and nature with respect to any such instruments.




9.      COMPANY BOOKS AND RECORDS

CIT shall have the right at any time and from time to time to request from obligors indebted on
Receivables, in the name of the Company or in the name of CIT's accountants, information concerning the Receivables and the amounts owing thereon.
The Company agrees to maintain
books and records pertaining to the Collateral in such detail, form and scope as CIT shall require, and to promptly notify CIT of any changes of name or address of the Company or of the legal entity of the Company or of the corporate structure of the Company and its subsidiaries or of the location of the Collateral. All records, computer tapes, discs and other data storage devices, ledger sheets, correspondence, invoices, delivery receipts, documents and instruments relating to the Collateral shall, unless and until delivered to CIT, be kept by the Company, without cost to CIT, in appropriate containers and in safe places, and if CIT should so request, shall bear suitable legends identifying them as being under CIT's dominion and control. CIT shall at all reasonable times have full access to and the right to audit any and all of the Company's books, computer tapes, discs and other data storage devices and records, including, but not limited to, books and records pertaining to the Collateral and including all files and correspondence with creditors and customers, and to confirm and verify the amounts owing on Receivables and the value and collectibility of other Collateral and to do whatever else CIT reasonably may deem necessary to protect its interest.


10.      REPORTS; ASSIGNMENTS OF RECEIVABLES

In furtherance of the continuing assignment and security interest herein contained, the Company will execute and make available to CIT from time to time in such form and manner and with such frequency as may be required by CIT, solely for CIT's convenience in maintaining a record of the Collateral, such confirmatory assignments of Receivables, designating, identifying or describing the Collateral and copies of invoices to customers, agreements of any kind with its customers, copies of suppliers' invoices, evidence of shipment and delivery and such further documentation and information relating to the Collateral as CIT may require, provided,however, that if the
Company should fail to execute and deliver such reports or assignments, such failure shall not affect, diminish, modify or otherwise limit CIT's security interest in all present and future
Inventory and Receivables of the Company and the proceeds thereof. The Company agrees to advise CIT promptly of any substantial change relating to the type, quantity or quality of Collateral or of any event which would have a material effect on the value of the Collateral or on the security interested granted to CIT therein.


1l.     INSURANCE AND RISK OF LOSS

All risk of loss, damage to or destruction of the Collateral shall at all times be on the Company.
The Company agrees to maintain in full force and effect at the Company's expense, policies of insurance covering all the Collateral with such insurance companies, in such amounts and covering such risks as are at all times satisfactory to CIT. Copies of certificates are to be made available to CIT on or prior to the date of disbursement of loans.


12.     FINANCIAL STATEMENTS

The Company agrees to furnish to CIT such information regarding the business affairs and financial condition of the Company, its parent, and its subsidiaries, if any, as CIT shall from time to time reasonably request, including, but not limited to, financial statements of the Company, its parent and such subsidiaries in such scope and detail and furnished with such frequency as CIT shall determine and certified by such independent certified public accountants as shall be satisfactory to CIT, including, but not by way of limitation, the financial statements referred to in
Paragraph 25 hereof.


13.     TAXES; USE

The Company agrees that it will, and will cause each of the Company's subsidiaries, if any, to pay and discharge all taxes, assessments, licensing obligations and governmental charges or levies imposed on the income, profits, sale, business or properties of the Company or its subsidiaries prior to the date upon which penalties attach for non-payment thereof, and promptly discharge any liens, encumbrances or other claims which may be levied or claimed against any of the
Collateral, provided that any such tax, assessment, charge or levy need not be paid if the payment thereof is being contested in good faith and by appropriate proceedings and for which adequate book reserves, determined in accordance with generally accepted accounting practices, shall be set aside, and if any such tax, assessment, charge or levy lawfully imposed shall remain unpaid after the date upon which a lien on any collateral arises or may be imposed as a result of such non-payment, or if any lien is claimed for any other reason against any of the Collateral, which if foreclosed would in CIT's opinion adversely affect the value of CIT's security interest in any of the Collateral, CIT may pay and discharge such taxes, assessments, charges, levies and liens, and the amount so paid by CIT shall be payable on demand and if not paid promptly, will be charged to the appropriate Loan Account and shall be secured by the Collateral. The Company agrees to comply and to cause its subsidiaries to comply with all laws and all acts, rules, regulations and orders of any legislative, administrative or judicial body or official, applicable to the Collateral or to the operation of the business of the Company or its subsidiaries.


14.     TITLE TO COLLATERAL;  INSPECTION

The Company represents, warrants and agrees to take all steps and observe such formalities as
CIT may request from time to time in order to create, perfect and maintain in CIT's favor a valid first lien upon and security interest in the Collateral, including the filing or recording of any financing statements or similar instruments which CIT deems necessary or appropriate, and to defend at its expense, Receivables and other Collateral from all liens, security interests, encumbrances, claims and demands of all other persons. The Company hereby further agrees that
CIT may enter upon the Company's premises at any time and from time to time to inspect the Collateral.

15.     DEFAULT

The following shall constitute an "Event of Default" under this
Agreement:  (a) the Company or
any of its subsidiaries fails to pay any Obligation as defined herein within fifteen (15) days of the due date thereof, by acceleration or otherwise; (b) there is a breach in the performance of any of the terms or provisions of this Agreement, as at any time amended, or of any of the terms or provisions of any other agreement between CIT and the Company or any of its subsidiaries, including, but not limited to, and any guaranty agreement under which any Obligation is guaranteed to CIT, or under any agreement between CIT and any other party with respect to CIT's transactions with the Company or with respect to any Obligations or the Collateral therefor, whether such agreements are now existing or are hereafter entered into, provided that such breach by the Company of any of the terms, provisions, warranties, representations or covenants referred to in this paragraph shall not be deemed an Event of Default unless and until such breach shall remain unremedied to CIT's satisfaction for a period of fifteen
(15) days from the date at such
breach, (c) any representation, covenant or warranty made by the Company in connection with this Agreement is breached; (d) any statement or data furnished by or for the Company relating to the Collateral or to the operations, financial condition or business affairs of the Company, or its subsidiaries, and any guarantor proves to be false in any material respect; (e) the Company fails to maintain any of the loans-to-collateral ratios specified in this Agreement or in any amendment or modification hereof; (f) the Company, any of its subsidiaries, or any guarantor becomes insolvent or unable to meet its debts as they mature, suspends operations as presently conducted, discontinues business as a going concern, or makes an assignment for the benefit of creditors; (g) a meeting of creditors is called by or for the Company, any of its subsidiaries, or any guarantor;
(h) there is filed by or against the Company, any of its subsidiaries or any guarantor a petition under any of the provisions of the Bankruptcy Code, as at any time amended, or any proceedings are commenced by or against the Company, any of its subsidiaries, or any guarantor under any insolvency law, or a receiver or trustee is appointed to administer the assets or affairs of the Company, or any guarantor of its subsidiaries; (i) a judgment is entered or an attachment is levied against the assets of the Company, any of its subsidiaries or any guarantor which, in the judgment of CIT, will adversely affect the Company's ability to perform this Agreement or impair the enforceability of CIT's security interest in the Collateral; (j) CIT, in the good faith belief that the prospect for payment or performance by the Company is impaired, or deems itself or any of the Collateral to be insecure; or (k) any indebtedness to others owing by the Company, any of its subsidiaries or any guarantor is accelerated because of a default under any note or agreement relating thereto.

16.     REMEDIES

Upon the occurrence of any Event of Default, all Obligations shall, at CIT's option, immediately become due and payable, anything in any note evidencing any such Obligation or in this
Agreement or in any other agreement to the contrary notwithstanding, without notice to the
Company, and CIT shall have in any jurisdiction where enforcement hereof is sought, in addition to all other rights and remedies which CIT may have under law and at equity, the following rights and remedies, all of which may be exercised with or without further notice to the Company: (a) to notify any and all obligors on Receivables that the same have been assigned to CIT and that all payments thereon are to be made directly to CIT; (b) to settle, compromise, or release, on terms acceptable to CIT, in whole or in part, any amounts owing on Receivables; (c) to enforce payment and prosecute any action or proceeding with respect to any and all Receivables, to extend the time of payment, make allowances and adjustments and to issue credits in CIT's name or in the name of the Company; (d) to foreclose the liens and security interests created under this Agreement or under any other agreement relating to the Collateral by any available judicial procedure or without judicial process, to enter any premises where any of the Collateral may be located for the purpose of taking possession or removing the same; and (e) to sell, assign, lease or otherwise dispose of the Collateral or any part thereof, either at public or private sale or at any broker's board, in lots or in bulk, for cash, on credit or otherwise, with or without representations or warranties, and upon such terms as shall be acceptable to CIT, all at CIT's sole option and as CIT in its sole discretion may deem advisable, and CIT may bid or become a purchaser at any such sale if public, free from any right of redemption which is hereby expressly waived by the Company, and CIT shall have the right at its option to apply or be credited with the amount of all or any part of the Obligations owing to CIT against the purchase price bid by CIT at any such sale. The net cash proceeds resulting from the collection, liquidation, sale, lease or other disposition of the Collateral shall be applied first, to the expenses (including all attorneys' fees) of retaking, holding, storing, processing and preparing for sale, selling, collecting, liquidating and the like, and then to the satisfaction of all Obligations, application as to particular
Obligations or against principal or
interest to be in CIT's absolute discretion. The Company shall be liable to CIT and shall pay to CIT on demand any deficiency which may remain after such sale, disposition, collection or liquidation of the Collateral, and CIT in turn agrees to remit to the Company any surplus remaining after all Obligations have been paid in full. If any of the Collateral shall require repairing, maintenance, preparation, or the like, or is in process or other unfinished state, CIT shall have the right, but shall not be obligated, to do such repairing, maintenance, preparation, processing or completion of manufacturing for the purpose of putting the same in such saleable form as CIT shall deem appropriate, but CIT shall have the right to sell or dispose of such Collateral without such processing. The Company will, at CIT's request, assemble the Collateral and make it available to CIT at places which CIT may select, whether at the premises of the Company or elsewhere, and will make available to CIT all premises and facilities of the Company for the purpose of CIT's taking possession of the Collateral or of removing or putting the Collateral in saleable form. In the event any goods called for in any sales order, contract, invoice or other instrument or agreement evidencing or purporting to give rise to any Receivable included in any assignment submitted to CIT for collateral purposes shall not have been delivered or shall be claimed to be defective by any customer, CIT shall have the right in its discretion to use and deliver to such customer any goods of the Company to fulfill such order, contract or the like so as to make good any such Receivable. The enumeration of CIT's rights and remedies set forth in this Agreement is not intended to be exhaustive and the exercise by CIT of any right or remedy shall not preclude the exercise of any other rights or remedies, all of which shall be cumulative and shall be in addition to any other rights or remedy given hereunder or under any other agreement between the parties or which may now or hereafter exist in law or at equity or by suit or otherwise. To facilitate the exercise by CIT of the rights and remedies set forth in this Paragraph, the Company hereby constitutes CIT or its agents, or any other person whom CIT may designate, as attorney-in-fact for the Company, at the Company's own cost and expense, to exercise all or any of the following powers, which being coupled with an interest, shall be irrevocable, shall continue until all Obligations have been paid in full and shall be in addition to any other rights and remedies that CIT may have: (i) to remove from any premises where the same may be located, any and all documents, instruments, files and records, and any receptacles and cabinets containing the same, relating to the Collateral, and CIT may at the Company's cost and expense, use such of the personnel, supplies and space of the Company at its places of business as may be necessary to properly administer and control the Collateral or the handling of collections and realizations thereon; (ii) to receive, open and dispose of all mail addressed to the Company and to notify postal authorities to change the address for delivery thereof to such address as CIT may designate; and (iii) to take or bring, in CIT's name or in the name of the Company, all steps, actions, suits or proceedings deemed by CIT necessary or desirable to effect the collection of or to realize upon the Collateral. CIT shall not, under any circumstances or in any event whatsoever, have any liability for any error or omission or delay of any kind occurring in the liquidation of the Collateral including the settlement, collection or payment of any Receivable or any instrument received in payment thereof, or for any damage resulting therefrom.


17.     CROSS SECURITY

It is understood and agreed that all of the collateral which CIT may at any time acquire from the Company or from any other source in connection with the Obligations of the Company to CIT, shall constitute collateral for each and every Obligation, without apportionment or designation as to particular Obligations, and that all Obligations, howsoever and whensoever incurred, shall be secured by all collateral howsoever and whensoever acquired, and that CIT shall have the right, in its sole discretion, to determine the order in which CIT's rights in or remedies against any collateral are to be exercised and which type of collateral or which portions of collateral are to be proceeded against and the order of application of proceeds of collateral as against particular
Obligations. Notwithstanding anything which may be contained in any of the Receivables assigned to CIT hereunder, upon execution of this Agreement the Company agrees not to make any claims, or take any action against the property covered by the Receivables or to attempt to accelerate any of the Obligations due thereunder.

18.     EFFECT OF WAIVER

No delay on the part of CIT in exercising any right, power or privilege shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, power or privilege preclude other or further exercise thereof or the exercise of any other right, power or privilege or shall be construed to be a waiver of any event of default. No course of dealing between the Company and
CIT or its agents or employees shall be effective to change, modify or discharge any provision of this Agreement or to constitute a waiver of any default.

19.     SEVERABILITY

Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

20.     CONDITIONS PRECEDENT

CIT's obligation to make any loan hereunder at any time is subject to compliance in full by the Company with all of the terms and provisions of this Agreement, as at any time amended, and to the further condition that at the time of the proposed making of any such loan there shall have been no material adverse change in the financial condition or business of the Company, its subsidiaries, and any guarantor and that no event of default, as defined herein and no event which with the lapse of time or the notice and lapse of time specified for the purpose of constituting such an event of default has occurred and is continuing at the time of such proposed loan.


21.     REPRESENTATIONS AND WARRANTIES OF THE COMPANY

The Company represents, covenants and warrants to CIT that the Company is duly organized, validly existing and in good standing under the laws of the state of incorporation mentioned in the introductory Paragraph of this Agreement, and that the Company and its subsidiaries are duly qualified as foreign corporations to do business in every other state where the nature of the business of the Company or its subsidiaries requires such qualification, and that the Company and its subsidiaries are duly licensed to transact business under all applicable laws; that the Company and its subsidiaries have good and marketable title to all properties and assets, whether real or personal, shown on the latest balance sheets of the Company and its subsidiaries furnished to CIT before the execution of this Agreement, subject to no mortgage, pledge, lien or encumbrance except as are shown on said balance sheets and except for current taxes not now in default, and since the date of the latest of such balance sheets there has been no material adverse change in the condition, financial or otherwise, of the Company or its subsidiaries from that shown on said balance sheets; that the Company and its subsidiaries have no liabilities or obligations of any nature, whether absolute, accrued, contingent or otherwise, due or to become due, except for taxes not now in default and except for operating expenses in the ordinary course of business, other than as reflected or reserved against in said balance sheets, and the Company and its subsidiaries have no liability for federal income or excess profits taxes or other than as shown on said balance sheets and except for taxes relating to operations since the date of said balance sheets and no federal tax deficiency assessment has been made or threatened against the Company or any of its subsidiaries and there is no pending claim of deficiency or recommendation of the assessment of any deficiency against the Company or any of its subsidiaries; that the execution and delivery of this Agreement and the full performance thereof by the Company and the granting of security to CIT as contemplated hereunder do not and will not violate any provisions of any of the Company's Certificate of Incorporation, Charter or By-Laws or any indenture or mortgage or other agreement to which the Company is a party or is bound;
and that all collateral subject to the
security interest in favor of CIT pursuant to this Agreement at the time of execution hereof is owned by the Company free and clear of all liens, encumbrances and claims in favor of others.

22.     EFFECTIVENESS OF AGREEMENT

This Agreement shall become effective only upon the written acceptance hereof by CIT.

23.     ENTIRE AGREEMENT; SUCCESSORS

When so accepted, this Agreement shall supersede all previous verbal or written agreements, commitments or understandings relating to CIT's loans to the Company and shall be binding on and inure to the benefit of the respective successors and assigns of the Company and of CIT.


24.     RECORDING  FEES

CIT shall issue a statement to the Company indicating the cost of recording taxes and the Company shall pay the statement within 20 days therein.


25.     ASSIGNMENT

The Company may not assign this Agreement or its rights hereunder without the prior written consent of CIT.

26.     ADDITIONAL AFFIRMATIVE COVENANTS OF THE COMPANY

As long as any Obligations remain outstanding hereunder, the Company, in addition to the covenants made elsewhere in this Agreement, hereby covenants that, unless CIT shall otherwise consent in writing, (i) it shall maintain at each fiscal year end a tangible net worth of at least
$3,500,000.00 for the first year of this Agreement, and (ii)
Astec Industries, Inc. (the "Guarantor") shall:

	(a) Net Worth: Maintain at each fiscal year end a tangible net worth of at least $50,000,000.00

	(b) Current Ratio: Maintain at each fiscal year end a ratio of current assets to current liabilities of at least 1.5 to 1.

	(c)     Additional Reporting Requirements:  Furnish CIT:

        	(i) Within one hundred twenty (120) days after the end of each fiscal year of the Guarantor a balance sheet and statements of income and surplus, together with supporting schedules, all certified by independent certified public accountants of recognized standing selected by the Guarantor and acceptable to CIT showing the financial condition of the Guarantor at the close of such year and the results of operations of the Guarantor during such year, and prepared in accordance with generally accepted accounting principles and practices consistently applied;


		       (ii) Within forty-five (45) days after the end of each quarter, similar financial statements similar to those referred to in subparagraph (i) above, each set of respective statements, all unaudited, but certified by the principal financial officer of the Company, such balance sheets to be as of the end of such month and such statements of income and surplus to be for the period from the beginning of the fiscal year to the end of such month, in each case subject to audit and year-end adjustments, and prepared in accordance with generally accepted accounting principles and practices consistently applied;

      		(iii)  Promptly, from time to time, such other
information regarding the operations, business affairs and financial condition of the Company as CIT may reasonably request including, but not limited to, all business plans prepared by, or at the request of, the Company, annually during the term of this Agreement.

	(d) Dividends: The Company will not declare or pay any dividend (other than a dividend payable in stock of the Company) or authorize or make any other distribution on any stock of the Company, whether now or hereafter outstanding or make any payment on account of the purchase, acquisition, redemption or other retirement of any shares of such stock which would exceed in any fiscal year fifty percent (50%) of the after tax net profit of the Company for such fiscal year.

	(e) Debt to Worth Ratio: The ratio of the Company's total liabilities to tangible net worth at each fiscal year end shall not exceed .9 to 1.

	(f)     Changes in Company:  The Company will not, without
CIT's prior written
substantial portion of its assets; or (c) change its name or the form of organization of its business; or (d) sell, cause to have sold or permit or suffer the sale of any shares of consent, (a) liquidate or dissolve; or (b) sell or otherwise dispose of all or any voting stock of the Company to any person or entity than the Guarantor.

	(g) Minimum Fixed Charge Coverage Ratio: The Company's fiscal year end ratio of pre-tax income excluding non-recurring gains and losses divided by the sum of: (i) interest expense, plus, (ii) amortization of debt discount and related expenses, plus (iii) payments of principal and indebtedness shall be at least 2.5 to 1.


27.     NOTICES

Any notice or request required or permitted to be given under this Agreement shall be sufficient if in writing and sent by hand or by Certified Mail, in either case return receipt requested, to the parties at the following addresses:

The CIT Group/Equipment Financing, Inc.         Astec Financial Services, Inc.
1620 West Fountainhead Parkway                  6400 Lee Highway Suite 620
Suite 107
Tempe, AZ 85282 	                               Chattanooga, TN. 37421


28.     TERMINATION

Except as otherwise permitted herein, the Company or CIT may terminate this Agreement only as of the date two years from the date hereof or any subsequent
Anniversary Date and then only by
giving the other at least sixty (60) days prior written notice of termination. Notwithstanding the foregoing CIT may terminate this Agreement immediately upon the occurrence of an Event of Default. This Agreement, unless terminated as herein provided, shall automatically continue from
Anniversary Date to Anniversary Date. All Obligations shall become due and payable as of any termination hereunder and, pending a final accounting, may withhold any balances in the Company's account (unless supplied with an indemnity satisfactory to CIT) to cover all of the Company's Obligations, whether absolute or contingent. All of CIT's rights, liens and security interests shall continue after any termination until all Obligations have been paid and satisfied in full.

29.     GOVERNING LAW

This Agreement shall be governed by, and construed in accordance with, the laws applicable to contracts made or performed in the State of Tennessee, without giving effect to the principles of conflicts of laws.


IN WITNESS WHEREOF, the Company and CIT have caused this Agreement to be executed by their respective officers duly authorized thereto.


THE CIT GROUP/EQUIPMENT SERVICES, INC.
FINANCING, INC.


By:   CIT Group
Name:  CIT Group


ASTEC FINANCIAL
By:   /S/ Albert E. Guth
Name:  Albert E. Guth
Title: President, Astec Financial Services, Inc.

EXHIBIT 10.102

Astec Industries, Inc. Guaranty dated December 5, 1996 of Line-of-Credit Agreement between Astec Financial Services, Inc. and The CIT
Group/Equipment Financing, Inc.

Exhibit 10.102

Guaranty

To:  The CIT Group/Equipment Financing, Inc.
     P.O. Box 27248
     Tempe,  AZ  85285-7248

Each of us severally requests you to extend credit to or purchase security agreements, leases, notes, accounts and/or other obligations (herein generally termed "paper") of or from or otherwise to do business with Astec Financial Services, Inc., Chattanooga, TN hereinafter called the "Company", and to induce you so to do and in considerations thereof and of benefits to accrue to each of us therefrom, each of us, as a primary obligor, jointly and severally and unconditionally guarantees to you that the Company will fully and promptly pay and perform all its present and future obligations to you, whether direct or indirect, joint or several, absolute or contingent, secured or unsecured, matured or unmatured and whether originally contracted with you or otherwise acquired by you, irrespective of any invalidity or unenforceability of any such obligation or the insufficiency, invalidity or unenforceability of any security therefor; and agrees without your first having to proceed against the Company or to liquidate paper or any security therefor, to pay on demand all sums due and to become due to you from the Company and all losses, costs, attorneys' fees or expenses which may be suffered by you by reason of the Company's default or default of any of the undersigned hereunder; and agrees to be bound by and on demand to pay any deficiency established by a sale of paper and/or security held, with or without notice to us. This guaranty is an unconditional guarantee of payment and performance. No guarantor shall be released or discharged, either in whole or in part, by your failure or delay to perfect or continue the perfection of any security interest in any property which secures the obligations of the Company or any of us to you, or to protect the property covered by such security interest.

No termination hereof shall be effected by the death of any or all of us. No termination shall be effective except b notice sent to you by certified mail return receipt requested naming a termination date effective not less and 90 days after the receipt of such notice by you; or effective as to any of us who has not given such notice; or affect any transaction effected prior to the effective date of termination.

Each of us waives: notice of acceptance hereof; presentment, demand, protest and notice of nonpayment of protest as to any note or obligation signed, accepted, endorsed or assigned to you by the Company; any and all rights of sub rogation, reimbursement, indemnity, exoneration, contribution or any other claim which any of us may now or hereafter have against the Company or any other person directly or contingently liable for the obligations guaranteed hereunder, or against or with respect to the Company's property
(including, without limitation, property collateralizing its obligations to you), arising from the existence or performance of these guaranty; all exemptions and homestead laws and any other demands and notices required by law; all rights and defenses arising out of ( i ) an election of remedies by you even though that election of remedies may have destroyed rights of subrogation and reimbursement against the Company by operation of law or otherwise, ( ii ) protections afforded to the Company pursuant to antideficiency or similar laws limiting or discharging the Company's obligations to you, ( iii ) the invalidity or unenforceability of this guaranty, (iv) the failure to notify any of us of the disposition of any property securing the obligations of the Company, (v) the commercial reasonableness of such disposition or the impairment, however caused, of the value of such property, and
(vi) any duty on your part (should such duty exist) of the Company or its affiliates or property, whether now or hereafter known by you.

You may at any time and from time to time, without our consent, without notice to us and without affecting or impairing the obligation of any of us hereunder, do any of the following:

(a) renew, extend (including extensions beyond the original term of the respective item of paper), modify (including changes in interest rates), release or discharge any obligations of the Company, of its customers, of co-guarantors (whether hereunder or under a separate instrument) or of any other party at any time directly or contingently liable for the payment of any of said obligations;
(b)  accept partial payments of said obligations;
(c) accept new or additional documents, instruments or agreements relating to or in substitution of said obligations;
(d) settle, release ( by operation of law or otherwise), compound, compromise, collect or liquidate any of said obligations and the security therefor in any manner;
(e) consent to the transfer or return of the security, take and hold additional security or guaranties for said obligations;
(f)  amend, exchange, release or waive any security or guaranty ; or
(g) bid and purchase at any sale of paper or security and apply any proceeds or security, and direct the order and manner or sale.

If a claim is made upon you at any time for repayment or recovery of any amount(s) or other value received by you, form any source, in payment of or on account of any of the obligations of the Company guaranteed hereunder and you repay or otherwise become liable for all or any part of such claim by reason of;

(a) any judgment, decree or order of any court or administrative body having competent jurisdiction; or
(b)  any settlement or compromise of any such claim,

we shall remain jointly and severally liable to you hereunder for the amount so repaid r for which you are otherwise liable to the same extent as if such amount(s) had never been received by you, notwithstanding any termination hereof or the cancellation of any note or other agreement evidencing any of the obligations of the Company. This guaranty shall bind our respective heirs, administrators, representatives, successors, and assigns, and shall incur to your successors and assigns, including, but no limited to, any party to whom you may assign any item or items of paper, we hereby waiving notice of any such assignment. All of your rights are cumulative and not alternative.

By execution of this guaranty each guarantor hereunder agrees to waive all rights to trial by jury in any action, proceeding, or counterclaim or any matter whatsoever arising out of, in connection with, or related to this guaranty.

Executed December 5, 1996.

Guarantors

Astec Industries, Inc.
Chattanooga  TN  37407

By:  J. Don Brock, President

Corporate Seal

Attest:  Sam M. Sprouse



EXHIBIT 11


Statement Regarding Computation of Per Share Earnings


ASTEC INDUSTRIES, INC.
EXHIBIT (11) - COMPUTATIONS OF EARNINGS PER SHARE
(In Thousands)


                                 	12-31-96	        12-31-95	         12-31-94
Shares for Earnings Per
     Share Computations
Primary:
Weighted average outstanding
     during year                    10,047	          10,072	           9,844
Common Stock equivalent for
     stock options & warrants          111	             124	             141
TOTAL                               10,158	          10,196	           9,985



Fully Diluted:
Weighted average outstanding
     during year	                   10,047	          10,072           	9,844
Common Stock equivalent for
     stock options & warrants	         112	             125	             146
TOTAL	                              10,159	          10,197           	9,990



Earnings Applicable to Common Stock:
Income from continuing
     operations	                   $ 4,345          	$4,560         	$23,426
Net Income	                        $ 4,345	          $4,560	         $23,436



Earnings Per Common Share (Based on Weighted Average Number of Common and Uncommon Equivalent Shares Outstanding):

Income from continuing operations	$     .43	       $    .45	       $    2.38
Net Income                       	$     .43       	$    .45	       $    2.38



Additional Computations of EPS:
Fully Diluted:
Income from continuing
     operations	                  $     .43	       $    .45	       $    2.38
Net Income	                       $     .43	       $    .45	       $    2.38



EXHIBIT 22


 Subsidiaries of the Registrant


LIST OF SUBSIDIARIES

                                  	                       	Jurisdiction of
Name                                Owned                 	Incorporation


Astec Financial Services, Inc.      100                    Tennessee

Astec, Inc.                         100                    Tennessee

Astec Transportation, Inc.          100                    Tennessee

CEI Enterprises, Inc.               100                    Tennessee

Heatec, Inc.                        100                    Tennessee

Roadtec, Inc.                       100                    Tennessee

Telsmith, Inc.                      100                    Delaware

Trencor, Inc.                       100                    Texas

Production Engineered
     Products, Inc.                 100                    Nevada

Pavement Technology, Inc.	           50                    Georgia




EXHIBIT 23

Consent of Independent Auditors




CONSENT OF INDEPENDENT AUDITORS


	We consent to the
incorporation by reference in the
Registration Statements (Form S-8
No. 33-14738 and 0-14714)
pertaining to the Astec Industries,
Inc. 1986 and 1992 Stock Option
Plans of our report dated February
21, 1997, with respect to the
consolidated financial statements
and schedule of Astec Industries, Inc.
included in the Annual Report (Form
10-K) for the year ended December
31, 1996.


/s/ Ernst & Young, LLP

ERNST & YOUNG LLP


Chattanooga, Tennessee
March 14, 1997