Form 10-Q
period 1997-03-31
ASTEC INDUSTRIES INC
filed 1997-05-12
CIK 792987

SECURITIES & EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q


(Mark One)

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1997.

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

YES 	     X							                             	NO _______


APPLICABLE ONLY TO CORPORATE ISSUERS

	The number of shares outstanding of registrant's Common Stock, par value $0.20 per share, as of March 31, 1997 was 10,044,199.

ASTEC INDUSTRIES, INC.

INDEX                                                      Page Number


PART I - Financial Information

	Item 1.  	Financial Statements-Unaudited

		Consolidated Balance Sheets as of
		March 31, 1997, December 31, 1996
		and March 31, 1996

		Consolidated Statements of Income
		for the Three Months Ended March 31,
		1997 and 1996

		Consolidated Statements of Cash Flows
		for the Three Months Ended March 31, 1997
		and 1996

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
(IN THOUSANDS)
(UNAUDITED)


ACCOUNT DESCRIPTION                        MARCH 31          DECEMBER 31
                                           1997              1996
ASSETS
CURRENT ASSETS
CASH AND CASH EQUIVALENTS                  $  5,380            $  3,382
RECEIVABLES - NET                            40,394              34,603
INVENTORIES                                  61,257              56,764
REFUNDABLE INCOME TAX                                             2,071
PREPAID EXPENSES AND OTHER                    8,765               7,507
TOTAL CURRENT ASSETS                        115,796             104,327
PROPERTY AND EQUIPMENT - NET                 56,035              54,317
OTHER ASSETS                                 13,018               9,209
TOTAL ASSETS                               $184,849            $167,853
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
NOTES PAYABLE                              $    473            $  1,551
CURRENT MATURITIES OF LONG-TERM DEBT          1,452                 500
ACCOUNTS PAYABLE - TRADE                     21,865              14,614
OTHER ACCRUED LIABILITIES                    23,776              17,778
TOTAL CURRENT LIABILITIES                    47,566              34,443
LONG-TERM DEBT, LESS CURRENT MATURITIES      29,309              30,497
OTHER LONG-TERM LIABILITIES                   5,024               3,520
TOTAL SHAREHOLDERS' EQUITY                  102,950              99,393
TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                   $184,849            $167,853

ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
(UNAUDITED)


                                          THREE MONTHS ENDED MARCH 31,
                                          1997                   1996

NET SALES                                 $62,980                $59,570
COST OF SALES                              47,105                 45,748
GROSS PROFIT                               15,875                 13,822
S,G, & A EXPENSES                           9,573                  8,998
INCOME FROM OPERATIONS                      6,302                  4,824
INTEREST EXPENSE                              553                    282
OTHER INCOME, NET OF EXPENSE                  104                    231
INCOME BEFORE INCOME TAXES                  5,853                  4,773
INCOME TAXES                                2,328                  1,947
NET INCOME                                 $3,525                 $2,826

EARNINGS PER COMMON SHARE                   $0.35                  $0.28
WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING     10,039,921             10,078,397

ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                             MARCH 31,            MARCH 31,
                                             1997                 1996

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                   $3,525               $2,826
ADJUSTMENTS TO RECONCILE NET INCOME TO
   NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES:
DEPRECIATION AND AMORTIZATION                 1,491                1,396
PROVISION FOR DOUBTFUL ACCOUNTS                  74                  113
PROVISION FOR INVENTORY RESERVE                 380                  472
PROVISION FOR WARRANTY RESERVE                  491                  627
(GAIN) LOSS ON SALE OF FIXED ASSETS             296                   (7)
(INCREASE) DECREASE IN:
TRADE RECEIVABLES                            (6,017)              (2,535)
FINANCE RECEIVABLES                          (4,198)
INVENTORIES                                  (6,997)              (4,394)
PREPAID EXPENSES AND OTHER                   (1,256)                 692
OTHER RECEIVABLES                               451                   95
OTHER  ASSETS                                    29                2,697
INCREASE (DECREASE) IN:
ACCOUNTS PAYABLE                              7,252                3,052
ACCRUED PRODUCT WARRANTY                        (70)                (565)
OTHER ACCRUED LIABILITIES                     3,821               (7,271)
TAXES PAYABLE                                 5,328                2,990
TOTAL ADJUSTMENTS                             1,075               (2,638)
NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES                          4,600                  188
CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALE OF PROPERTY
    AND EQUIPMENT - NET                         271                   50
EXPENDITURES FOR PROPERTY AND
    EQUIPMENT                                (1,591)              (3,146)
NET CASH USED BY INVESTING ACTIVITIES        (1,320)              (3,096)
CASH FLOWS FROM FINANCING ACTIVITIES:
NET BORROWINGS (REPAYMENTS) UNDER
    REVOLVING CREDIT LOAN                    (3,322)                 472
NET BORROWINGS UNDER LOAN AND NOTE
    AGREEMENTS                                2,008                1,219
CASH PAID FOR TREASURY STOCK                                        (768)
PROCEEDS FROM ISSUANCE OF COMMON
    STOCK                                        32                   42
NET CASH PROVIDED BY FINANCING
    ACTIVITIES                               (1,282)                 965
NET (DECREASE) IN CASH                        1,998               (1,943)
CASH AT BEGINNING OF PERIOD                   3,382                3,133
CASH AT END OF PERIOD                        $5,380               $1,190

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

2.	Receivables are net of allowance for doubtful accounts of
$1,258,000, $1,267,000 and $1,257,000 for March 31, 1997, December  31, 1996
and March 31, 1996, respectively.

3.	Inventories are stated at the lower of first-in, first-out, cost or market and consist of the following:

                                 (in thousands)

                             March 31,      December 31,     March 31,
                             1997           1996             1996
Raw Materials                $ 24,813       $ 23,541         $ 25,639
Work-in-Process                11,252          9,038           11,607
Finished Goods                 25,192         24,185           22,559
Total                        $ 61,257       $ 56,764         $ 59,805


4.	Property and equipment is stated at cost.  Property and  equipment is net of accumulated depreciation of $28,353,000, $27,066,000 and $24,164,000 for March 31, 1997, December 31, 1996, and
March 31, 1996, respectively.

5.	Earnings per share are computed in accordance with APB No.  15 and are based on the weighted average number of shares outstanding for each respective period.

6.	Certain customers have financed purchases of Astec products
through arrangements in which the Company is contingently liable for customer debt aggregating approximately $3,278,000 at March 31, 1997, $4,618,000 at December 31, 1996, and $7,423,000 at March 31, 1996.

7.	There have been no material developments in legal proceedings previously reported. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I - Item 2 "Contingencies" of this Report.

8. Approximately 20-30% of Astec's business volume normally occurs during the first three months of each year.

9. In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.



Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

	When used in this report, press releases and elsewhere by management or the Company from time to time, the words, "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, some of which include market conditions in the road building and related construction equipment industry, competition in the Company's markets from existing and new competitors and the products or services they provide, the ability to expand in existing markets and penetrate new markets, federal and state legislation affecting infrastructure, and other risk factors that are discussed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. The Company undertakes no obligations to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date such statements are made or to reflect the occurrence of unanticipated events.

Results of Operations

	For the three-months ended March 31, 1997, net sales increased to $62,980,000 from $59,570,000 for the three-months ended March 31, 1996, representing a 5.7% increase. International sales for the first quarter of 1997 were $10,921,000 compared to $10,087,000 for the first quarter of 1996, an increase of $834,000 or 8.30%. International sales represent 17.3% and 16.9% of total sales for the first quarter of 1997 and 1996, respectively.

	Gross profit for the quarter ended March 31, 1997 increased to $15,875,000, from $13,822,000 for the quarter ended March 31, 1996, while the gross profit percentage for the three months ended March
31, 1997 increased to 25.2% from 23.2% at March 31, 1996. Increased gross profit relates to improved margins on some product lines and improved efficiencies at some manufacturing locations.

	Selling, general, and administrative expenses for the first quarter of 1997 were $9,573,000 or 15.2% of net sales, compared to $8,998,000 or 15.1%
of net sales for the same period of 1996.

	Interest expense increased to $553,000 for the quarter ended March 31, 1997 from $282,000 for the quarter ended March 31, 1996. Interest expense as a percentage of net sales increased to .9% for the quarter ended March 31, 1997 from .5% for the same period of 1996. The increase in interest expense for the first quarter of 1997 is mainly attributable to increased usage of the Company's revolving line of credit in connection with increased inventory and accounts receivable. The increase in interest expense is also attributable to additional debt at the subsidiary level. Additional debt at the subsidiary level consists of notes payable for financing of equipment in inventory at one location and the revolving line of credit at the Company's captive finance company.

	Other income, net of other expense, was $104,000, or .2% of net sales for the quarter ended March 31, 1997, compared to other income, net of other expense, of $231,000, or .4% of net sales for the quarter ended March 31, 1996. The decrease in other income, net of other expense, relates to decreased license fee and interest income during 1997 compared to 1996.

	Income tax expense for the first quarter of 1997 increased to $2,328,000 from $1,947,000 at March 31, 1996, an increase of $381,000 or 19.6%.
Tax expense is 3.7% and 3.3% of net sales for the quarters ended March 31, 1997 and 1996, respectively. The effective tax rate for the first quarter of 1997 is 39.7% compared to an effective rate of 40.8% for the first quarter of 1996.

	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - CONT.

	Backlog of orders at March 31, 1997 was $60,193,000 compared to $33,702,000 at March 31, 1996. The majority of the increase relates to a significant increase in domestic orders for the products of one subsidiary.


Liquidity and Capital Resources

	As of March 31, 1997, the Company had working capital of $68,230,000 compared to $59,329,000 at March 31, 1996.

	Total short-term borrowings, including current maturities of long-term debt, were $1,925,000 at March 31, 1997 compared to $1,820,000 at March 31, 1996. Long-term debt less current maturities was $29,309,000 at March 31, 1997 and $17,795,000 at March 31, 1996. The
increase of debt outstanding  at March 31, 1997 compared to the same period of
 1996 is due to the utilization of revolving lines of credit for working capital needs, and the issuance of notes payable to finance equipment in inventory by one subsidiary.

	Capital expenditures in 1997, for plant expansion and for further modernization of the Company's manufacturing processes, are expected to approach $7,700,000. The Company expects to finance these expenditures using internally generated funds. Capital expenditures at March 31, 1997 were $1,591,000.

	During April, 1997 the Company's Board of Directors approved an issuer self-tender offer to purchase up to 2,000,000 shares of the Company's Common Stock, representing approximately 20% of the Company's outstanding shares of common stock as of March 10, 1997. On
May 2, 1997 the Company announced that the Company accepted for payment all shares validly tendered and not withdrawn prior to the expiration date at the purchase price of $10.50. The Company purchased 726,619 shares of its common stock in connection with their self-tender offer.

In connection with the above stock purchase, the Company entered into an amended and restated Credit Agreement, dated as of May 5, 1997, with the First National Bank of Chicago for an unsecured revolving line of credit in the amount of $40,000,000 which expires on May
3, 2002. Due to the increased level of borrowing, the new loan agreement contains restrictive principal covenant requirements and interest rates that fluctuate in relation to the leverage ratio.

The captive finance company which operates as a subsidiary of the
Company, maintains a $15,000,000 revolving line of credit with AmSouth Bank. The line of credit is guaranteed by the
Company. At March 3, 1997, the outstanding balance on the First Chicago revolving line of credit was $10,000,000 while the outstanding balance on the
line of credit of the subsidiary was $6,308,000.   Both
lines of credit contain principal covenants which require the Company to maintain certain levels of net worth, leverage, fixed charge and interest expense ratios, and limits capital expenditures. The Company was in compliance with all financial covenants at March 31, 1997.

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

	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION -  CONT.

Management has reviewed all claims and lawsuits and, upon the advice of its litigation counsel, has made provision for any estimable losses. Notwithstanding the foregoing, the Company is unable to predict the ultimate outcome of any outstanding claims and lawsuits.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

	There have been no material developments in the legal proceedings previously reported by the registrant since the filing of its Annual Report on
 Form 10K for the year ended December 31, 1996.  See
"Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I - Item 2 "Contingencies" of this Report.

PART II - OTHER INFORMATION - CONT.

Item 6.  Exhibits and Reports on Form 8-K

	(a)	The following Exhibits   are filed with this Report:

		11	Statement Regarding Computation of Per Share  Earnings.

	(b)	Reports on Form 8-K.

		No reports on Form 8-K have been filed during the quarter ended
  March 31, 1997.



SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 ASTEC INDUSTRIES, INC.
(Registrant)



             5/12 /97 					           	 /s/ J. Don  Brock
               Date					         	      J. Don  Brock
               				          		        	Chairman of the  Board
                           						      	and President





	            5/12 /97		            				/s/ Richard W. Bethea, Jr.
            	   Date					              Richard W. Bethea
                                 						Vice President, Corporate
	                                						Counsel and Secretary

EXHIBIT 11
Statement Regarding Computation of Per Share Earnings

ASTEC INDUSTRIES, INC.
EXHIBIT (11) - COMPUTATIONS OF EARNINGS PER SHARE
March 31, 1997 and 1996
(in thousands)


Shares for Earnings Per Share Computations:         1997          1996
  Primary:
  Weighted average outstanding during the year      10,040      10,078
  Common Stock equivalents for stock options           103         113
          Total                                     10,143      10,191

Fully Diluted:
  Weighted average outstanding during the year      10,040      10,078
  Common Stock equivalents for stock options           111         114
          Total                                     10,151      10,192

Earnings applicable to Common Stock:
  Net Income                                        $3,525      $2,826

Earnings Per Share (Based on Weighted
  Average Number of Common Equivalent
  Shares Outstanding):
  Net Income                                          $.35        $.28

Additional Computations of EPS:
  Fully Diluted:
  Net Income                                          $.35        $.28


[FN]
Dilutive effect of common stock on both primary and fully diluted Earnings
Per Share is less than 3% and, in accordance with APB Opinion No. 15, Earnings Per Share on the face of the Statements of Income is based on only the weighted average number of common shares outstanding. The above calculations have been provided for reporting purposes only.