Form 10-Q
period 1997-06-30
ASTEC INDUSTRIES INC
filed 1997-08-11
CIK 792987

SECURITIES & EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q


(Mark One)

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1997.

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


APPLICABLE ONLY TO CORPORATE ISSUERS

	The number of shares outstanding of registrant's Common Stock, par value $0.20 per share, as of June 30, 1997 was 9,317,580.






ASTEC INDUSTRIES, INC.

INDEX

Page Number


PART I - Financial Information

	Item 1.  	Financial Statements-Unaudited

		Consolidated Balance Sheets as of
		June 30, 1997and December 31, 1996


		Consolidated Statements of Income
		for the Three Months and Six Months
  Ended June 30, 1997 and 1996


		Consolidated Statements of Cash Flows
		for the Six Months Ended June 30, 1997
		and 1996


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
(IN THOUSANDS)
(UNAUDITED)

ACCOUNT DESCRIPTION                    JUNE 30          DECEMBER 31
                                       1997             1996
ASSETS
CURRENT ASSETS

CASH AND CASH EQUIVALENTS              $  8,725           $  3,382
RECEIVABLES - NET                        42,717             34,603
INVENTORIES                              56,310             56,764
REFUNDABLE INCOME TAX                                        2,071
PREPAID EXPENSES AND OTHER               10,144              7,507
TOTAL CURRENT ASSETS                    117,896            104,327
PROPERTY AND EQUIPMENT - NET             60,169             54,317
OTHER ASSETS                             11,770              9,209
TOTAL ASSETS                           $189,835           $167,853
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
NOTES PAYABLE                                             $  1,551
CURRENT MATURITIES OF LONG-TERM DEBT    $   602                500
ACCOUNTS PAYABLE - TRADE                 21,372             14,614
OTHER ACCRUED LIABILITIES                24,301             17,778
TOTAL CURRENT LIABILITIES                46,275             34,443
LONG-TERM DEBT,
     LESS CURRENT MATURITIES             38,754             30,497
OTHER LONG-TERM LIABILITIES               4,964              3,520
TOTAL SHAREHOLDERS' EQUITY               99,842             99,393
TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY              $189,835           $167,853

ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
(UNAUDITED)
                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                    JUNE 30                     JUNE 30
                              1997          1996           1997          1996
NET SALES                  $73,159       $63,212       $136,139      $122,782
COST OF SALES               55,394        47,907        102,499        93,655
GROSS PROFIT                17,765        15,305         33,640        29,127
S,G, & A EXPENSES            9,557        11,414         19,130        20,412
INCOME FROM OPERATIONS       8,208         3,891         14,510         8,715
INTEREST EXPENSE               625           341          1,178           623
OTHER INCOME, NET OF
     EXPENSE                    92           (8)            196           223
INCOME BEFORE INCOME
     TAXES                   7,675        3,542          13,528         8,315
INCOME TAXES                 3,050        1,297           5,378         3,244
NET INCOME                  $4,625       $2,245          $8,150        $5,071


EARNINGS PER COMMON SHARE    $0.48        $0.22           $0.83         $0.50

WEIGHTED AVERAGE COMMON
     AND COMMON EQUIVALENT
     SHARES OUTSTANDING  9,557,125   10,037,199       9,797,189    10,057,798

ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                              JUNE 30,           JUNE 30,
                                                 1997               1996
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                    $  8,150           $ 5,071
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES:
DEPRECIATION AND AMORTIZATION                    3,066             2,814
PROVISION FOR DOUBTFUL ACCOUNTS                    160               249
PROVISION FOR INVENTORY RESERVE                    841             1,436
PROVISION FOR WARRANTY RESERVE                   1,713             1,415
(GAIN) LOSS ON SALE OF FIXED ASSETS                462              (104)
PROVISION FOR PENSION RESERVE                                         50
(INCREASE) DECREASE IN:
TRADE RECEIVABLES                               (5,227)           (4,567)
FINANCE RECEIVABLES                            (10,454)
INVENTORIES                                       (386)           (2,852)
PREPAID EXPENSES AND OTHER                      (2,636)              877
OTHER RECEIVABLES                               (1,236)           (1,646)
OTHER  ASSETS                                      242             2,398
INCREASE (DECREASE) IN:
ACCOUNTS PAYABLE                                 6,758                96
ACCRUED PRODUCT WARRANTY                          (811)           (1,112)
OTHER ACCRUED LIABILITIES                          804            (9,797)
TAXES PAYABLE                                    8,333             1,705
TOTAL ADJUSTMENTS                                1,629            (9,038)
NET CASH (USED) BY OPERATING ACTIVITIES          9,779            (3,967)
CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALE OF PROPERTY AND
     EQUIPMENT - NET                               285             1,190
EXPENDITURES FOR PROPERTY AND EQUIPMENT         (3,828)           (4,638)
NET CASH USED BY INVESTING ACTIVITIES           (3,543)           (3,448)
CASH FLOWS FROM FINANCING ACTIVITIES:
NET BORROWINGS (REPAYMENTS) UNDER REVOLVING
CREDIT LOAN                                     (1,756)            7,507
TENDER OFFER STOCK REPURCHASE                   (7,733)
BORROWINGS UNDER LOAN AND NOTE
AGREEMENTS                                       8,564             1,690
CASH PAID FOR TREASURY STOCK                      (768)
PROCEEDS FROM ISSUANCE OF COMMON STOCK              32                42
NET CASH PROVIDED BY FINANCING ACTIVITIES         (893)            8,471
NET INCREASE (DECREASE) IN CASH                  5,343             1,056
CASH AT BEGINNING OF PERIOD                      3,382             3,133
CASH AT END OF PERIOD                           $8,725            $4,189

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

2.	Receivables are net of allowance for doubtful accounts of $1,173,000 and
$1,267,000 for June 30, 1997 and December  31, 1996, respectively.

3.	Inventories are stated at the lower of first-in, first-out, cost or market and consist of the following:

                                      (in thousands)
                               June 30,                December 31,
                               1997                    1996
Raw Materials                  $ 23,118                 $ 23,541
Work-in-Process                  11,057                    9,038
Finished Goods                   22,135                   24,185
Total                          $ 56,310                 $ 56,764


4.	Property and equipment is stated at cost.  Property and  equipment is net of accumulated depreciation of  $29,568,000 and  $27,066,000 for June 30, 1997and
December 31, 1996, respectively.

5.	Earnings per share are computed in accordance with APB No.  15 and are based on the weighted average number of shares outstanding  for each respective period.

6.	Certain customers have financed purchases of Astec products  through arrangements in which the Company is contingently liable for customer debt aggregating approximately $3,174,000 at June 30, 1997 and $4,618,000 at December 31, 1996.

7.	There have been no material developments in legal proceedings  previously reported. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I - Item 2 "Contingencies" of this Report.

8. Approximately 50-55% of Astec's business volume normally occurs during the first six months of each year.

9. In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is immaterial.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

	When used in this report, press releases and elsewhere by management or the
Company from time to time, the words, "believes," "anticipates," and "expects"
and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties.  A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, some of which include market conditions in the road building and related construction equipment industry, competition in the
Company's markets from existing and new competitors and the products or services they provide, the ability to expand in existing markets and penetrate new markets, federal and state legislation affecting infrastructure, and other risk factors that are discussed from time to time in the Company's SEC reports.
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made.  The
Company undertakes no obligation to publicly release any change to these forward-looking statements that may result from events
or circumstances occurring after the date such statements are made or to reflect the occurrence of unanticipated events.

Results of Operations

	For the three-months ended June 30, 1997, net sales  increased to $73,159,000 from $63,212,000 for the three-months ended June 30, 1996, representing a
15.7% increase.  This increase reflects the continued strength of the U.S.
economy and improving economic conditions in several international markets in which the Company sells its products.  International sales for the second quarter of 1997 were $11,673,000 compared to $6,044,000 for the second quarter of 1996, an increase of $5,629,000 or 93.1%.  International sales represented 16.0% and 9.6% of total sales for the second quarter of 1997 and
1996, respectively.  For the six-month period ended June 30, 1997, net sales were $136,139,000 compared to $122,782,000 for the same period of 1996, representing a 10.9% increase.  International sales represented
16.6% and 13.1% of total net sales for the six months ended June 30, 1997 and
1996, respectively. The increase in international sales during the second quarter of 1997 is due mainly to increased sales of asphalt
plants and related equipment.

	Gross profit for the quarter ended June 30, 1997 increased  to $17,765,000, from $15,305,000 for the quarter ended June 30, 1996, while the gross profit percentage for the three months ended June 30, 1997 and 1996 remained at 24.2%.
Gross profit for the six months ended June 30, 1997 increased to
24.7% from 23.7% for the same period of 1996.

Selling, general, and administrative expenses for the second quarter of 1997 were $9,557,000 or 13.1% of net sales, compared to $11,375,000 or 18.0% of net sales for the same period of 1996. Selling, general and administrative expenses for the six months ended June 30, 1997 were $19,130,000 or 14.1% of net sales and $20,154,000 or 16.4% of net sales for the six months ended June 30, 1996. The decrease in selling, general and administrative expenses for the three and six months ended June 30, 1997 compared to the same period of 1996 related mainly to decreased legal fees and repossession expenses.

	Interest expense increased to $625,000 for the quarter ended  June 30, 1997 from $341,000 for the quarter ended June 30, 1996.  Interest expense as a percentage of net sales increased to .8% for the  quarter ended June 30,
1997 from .5% for the same period of 1996.  Interest expense for the six months ended June 30, 1997 increased to $1,178,000 from $623,000 for the same period of 1996.  The increase in interest expense for the three and six months ended June 30, 1997 is attributable to increased usage of the Company's revolving line of credit for increased accounts receivables, additional debt at the subsidiary level, and proceeds used for the purchase of the Company's stock in the issuer self-tender offer. Additional debt at the subsidiary level consists of notes payable for financing of equipment in inventory at one location and the revolving line of credit at the Company's captive finance company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - CONT.


	Other income, net of other expense, was $92,000 for the quarter ended June 30,
1997, compared to net other expense, of  $8,000 for the quarter ended June 30,
1996.  Other income, net of other expense, decreased to $196,000 for the six months ended June 30, 1997 from $223,000 for the same period of 1996.  The decrease in other income, net of other expense, relates to decreased license fee and interest income during 1997 compared to 1996.

 	Income tax expense for the second quarter of 1997 increased to $3,050,000 from $1,297,000 at June 30, 1996, an increase of $1,753,000. Tax expense is 4.2% and 2.1% of net sales for the quarters ended June 30, 1997 and 1996, respectively. The effective tax rate for the second quarter of 1997 is 39.7% compared to an effective rate of 36.6% for the second quarter of 1996. Income tax expense for the six months ended June 30, 1997 increased to $5,378,000 from $3,244,000 for the six months ended June 30, 1996. Tax expense is 4.0% and 2.3% of net sales for the six months ended June 30, 1997 and 1996, respectively. The effective tax rate for the six months ended June 30, 1997 is 40% compared to the effective tax rate for the six months ended June 30, 1996 of 39%.

 	Backlog of orders at June 30, 1997 was $49,957,000 compared to $28,623,000 at
June 30, 1996.  The majority of this improvement relates to a significant increase in domestic orders for the products of one subsidiary.

Liquidity and Capital Resources

	As of June 30, 1997, the Company had working capital of  $71,621,000 compared to $69,307,000 at June 30, 1996.

	 Total short-term borrowings, including current maturities of  long-term debt, were $602,000 at June 30, 1997 compared to $2,194,000 at June 30, 1996.
Long-term debt less  current maturities was $38,754,000 at June 30, 1997 and
$24,928,000 at June 30, 1996.  The increase of debt outstanding  at June
30, 1997 compared to the same period of 1996 is due to the utilization of revolving lines of credit for working capital needs, and the issuance of notes payable to finance equipment in inventory by one subsidiary.

 	Capital expenditures in 1997, for plant expansion and for further modernization of the Company's manufacturing processes, are expected to approach $7,700,000. The Company expects to finance these expenditures using internally generated funds. Capital expenditures at June 30, 1997 were $3,828,000.

 	During April, 1997 the Company's Board of Directors approved an issuer self-tender offer to purchase up to 2,000,000 shares of the Company's Common Stock, representing approximately 20% of the Company's outstanding shares of common stock as of March 10, 1997. On May 2, 1997 the Company announced that the Company accepted for payment all shares validly tendered and not withdrawn prior to the expiration date at the purchase price of $10.50 per share. The Company purchased 726,619 shares of its common stock in connection with this self-tender offer.

  In connection with the issuer self-tender offer, the Company entered into an amended and restated Credit Agreement, dated as of May 5, 1997, with the First National Bank of Chicago for an unsecured revolving line of credit in the amount of $40,000,000 which expires on May 3, 2002. Due to the increased level of borrowing permitted under this amended credit facility, the new loan agreement contains various restrictive covenants related to the Company's operations and interest rates that fluctuate in relation to certain ratios.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - CONT.

The captive finance company which operates as a subsidiary of the Company, maintains a separate $15,000,000 revolving line of credit with CIT Group/Equipment Financing and AmSouth Bank. This line of credit is guaranteed by the Company. At June 30, 1997, the outstanding balance on the Company's revolving line of credit was $11,566,000 while the outstanding balance on the line of credit of the Company's finance subsidiary was
$14,435,000.   Both lines of credit contain certain restrictive
covenants which require the Company to maintain certain levels of net worth, leverage, fixed charge and interest expense ratios, and capital expenditure limits. The Company was in compliance with all financial covenants at June 30, 1997.

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

		No reports on Form 8-K have been filed during the quarter ended
  June 30, 1997.



SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 ASTEC INDUSTRIES, INC.
 (Registrant)



            8/11/97 					                    	 /s/ J. Don  Brock
              Date					          	             J. Don  Brock
    				          		        	                  Chairman of the  Board
                                  						      	and President





	          8/11/97                       						/s/ Richard W. Bethea, Jr.
         	   Date			           		              Richard W. Bethea
                                        							Vice President, Corporate
                                        							Counsel and Secretary

EXHIBIT 11
Statement Regarding Computation of Per Share Earnings

ASTEC INDUSTRIES, INC.
EXHIBIT (11) - COMPUTATIONS OF EARNINGS PER SHARE
June 30, 1997 and 1996
                                                     (in thousands)


Shares for Earnings Per Share Computations:
                                                    1997             1996
 Primary:
 Weighted average outstanding during the year      9,797           10,058
 Common Stock equivalents for stock options          118              113
          Total                                    9,915           10,171

Fully Diluted:
 Weighted average outstanding during the year      9,797           10,058
 Common Stock equivalents for stock options          157              113
     Total                                         9,954           10,171

Earnings applicable to Common Stock:
 Net Income                                       $8,150           $5,071
 Earnings Per Share (Based on
 Weighted Average Number of Common
 Equivalent Shares Outstanding):
 Net Income                                         $.83             $.50

Additional Computations of EPS:
 Fully Diluted:
 Net Income                                         $.83             $.50

Dilutive effect of common stock on both primary and fully diluted Earnings Per Share is less than 3% and, in accordance with APB Opinion No. 15, Earnings Per Share on the face of the Statements of Income is based on only the weighted average number of common shares outstanding. The above calculations have been provided for reporting purposes only.