Form 10-Q
period 1997-09-30
ASTEC INDUSTRIES INC
filed 1997-11-13
CIK 792987

SECURITIES & EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1997.

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


APPLICABLE ONLY TO CORPORATE ISSUERS

	The number of shares outstanding of registrant's Common Stock, par value $0.20 per share, as of September 30, 1997 was 9,317,580.

PART I                      ITEM  I                 FINANCIAL STATEMENTS

ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

ACCOUNT DESCRIPTION                  SEPTEMBER 30           DECEMBER 31
                                     1997                   1996
ASSETS
CURRENT ASSETS
CASH AND CASH EQUIVALENTS            $    818                $  3,382
RECEIVABLES - NET                      41,569                  34,603
INVENTORIES                            54,581                  56,764
REFUNDABLE INCOME TAX                                           2,071
PREPAID EXPENSES AND OTHER             13,294                   7,507
TOTAL CURRENT ASSETS                  110,262                 104,327
PROPERTY AND EQUIPMENT - NET           62,890                  54,317
OTHER ASSETS                            9,283                   9,209
TOTAL ASSETS                         $182,435                $167,853
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
NOTES PAYABLE                                                   $1,551
CURRENT MATURITIES OF LONG-TERM DEBT $    602                      500
ACCOUNTS PAYABLE - TRADE               18,308                   14,614
OTHER ACCRUED LIABILITIES              26,721                   17,778
TOTAL CURRENT LIABILITIES              45,631                   34,443
LONG-TERM DEBT,
     LESS CURRENT MATURITIES           29,910                   30,497
OTHER LONG-TERM LIABILITIES             4,257                    3,520
TOTAL SHAREHOLDERS' EQUITY            102,637                   99,393
TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY            $182,435                 $167,853

ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
(UNAUDITED)

                         THREE MONTHS ENDED             NINE MONTHS ENDED
                            SEPTEMBER 30                   SEPTEMBER 30
                           1997        1996             1997         1996

NET SALES                  $65,040     $47,182          $201,179     $169,964
COST OF SALES               50,407      35,898           152,906      129,553
GROSS PROFIT                14,633      11,284            48,273       40,411
S,G, & A EXPENSES            9,439       9,167            28,569       29,579
INCOME FROM OPERATIONS       5,194       2,117            19,704       10,832
INTEREST EXPENSE               512         557             1,690        1,180
OTHER INCOME, NET OF EXPENSE    (2)        112               194          335
INCOME BEFORE INCOME TAXES   4,680       1,672            18,208        9,987
INCOME TAXES                 1,859         651             7,237        3,895
NET INCOME                  $2,821      $1,021           $10,971       $6,092


EARNINGS PER COMMON SHARE     $0.30      $0.10             $1.14        $0.61
WEIGHTED AVERAGE COMMON
AND COMMON EQUIVALENT SHARES
OUTSTANDING                 9,317,580    10,037,199     9,635,563    10,050,881

ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                          SEPTEMBER 30         SEPTEMBER 30
                                          1997                 1996

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                $10,971               $6,092
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES:
DEPRECIATION AND AMORTIZATION               4,587                4,074
PROVISION FOR DOUBTFUL ACCOUNTS               280                  395
PROVISION FOR INVENTORY RESERVE             1,189                1,303
PROVISION FOR WARRANTY RESERVE              2,371                1,721
(GAIN) LOSS ON SALE OF FIXED ASSETS           462                  (74)
PROVISION FOR PENSION RESERVE                                       70
(INCREASE) DECREASE IN:
RECEIVABLES                                (5,362)              (1,046)
FINANCE RECEIVABLES                        (1,745)              (5,226)
INVENTORIES                                (6,331)              (7,397)
PREPAID EXPENSES AND OTHER                 (5,786)                 569
OTHER RECEIVABLES                            (423)              (1,496)
OTHER  ASSETS                                 (99)               1,722
INCREASE (DECREASE) IN:
ACCOUNTS PAYABLE                            3,694                1,093
ACCRUED PRODUCT WARRANTY                   (1,216)              (1,989)
OTHER ACCRUED LIABILITIES                     623               (8,565)
INCOME TAXES PAYABLE                        9,973                1,899
TOTAL ADJUSTMENTS                           2,217              (12,947)
NET CASH (USED) BY OPERATING ACTIVITIES    13,188               (6,855)
CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALE OF PROPERTY
     AND EQUIPMENT - NET                      338                1,228
EXPENDITURES FOR PROPERTY AND EQUIPMENT    (6,327)              (5,570)
NET CASH USED BY INVESTING ACTIVITIES      (5,989)              (4,342)
CASH FLOWS FROM FINANCING ACTIVITIES:
NET BORROWINGS UNDER REVOLVING
      CREDIT AGREEMENT                      2,080               10,460
ISSUER SELF TENDER OFFER STOCK             (7,760)
BORROWINGS (REPAYMENTS) UNDER LOAN AND
     NOTE  AGREEMENTS                      (4,116)               1,548
CASH PAID FOR TREASURY STOCK                                      (768)
PROCEEDS FROM ISSUANCE OF COMMON STOCK         33                   42
NET CASH PROVIDED BY FINANCING ACTIVITIES  (9,763)              11,282
NET INCREASE (DECREASE) IN CASH            (2,564)                  85
CASH AT BEGINNING OF PERIOD                 3,382                3,133
CASH AT END OF PERIOD                        $818               $3,218

ASTEC INDUSTRIES, INC.
INDEX
                                                               Page Number
PART I - Financial Information

Item 1.  	Financial Statements-Unaudited

		Consolidated Balance Sheets as of
		September 30, 1997and December 31, 1996

		Consolidated Statements of Income
		for the Three Months and Nine Months
  Ended September 30, 1997 and 1996

		Consolidated Statements of Cash Flows
		for the Nine Months Ended September 30, 1997 and 1996

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

2.	Receivables are net of allowance for doubtful accounts of $1,266,000 and
$1,267,000 for September 30, 1997 and December  31, 1996, respectively.

3.	Inventories are stated at the lower of first-in, first-out, cost or market and consist of the following:

                                           (in thousands)
                                    September 30,         December 31,
                                    1997                  1996
Raw Materials                       $ 23,234              $ 23,541
Work-in-Process                       10,396                 9,038
Finished Goods                        20,951                24,185
Total                                $56,578               $58,760

4.	Property and equipment is stated at cost.  Property and  equipment is net of accumulated depreciation of  $30,977,000 and  $27,066,000 for September 30,
1997 and December 31, 1996, respectively.

5.	Earnings per share are computed in accordance with APB No.  15 and are based on the weighted average number of shares outstanding  for each respective period.

6.	Certain customers have financed purchases of Astec products  through arrangements in which the Company is contingently liable for customer debt aggregating approximately $2,327,000 at September 30, 1997 and $4,618,000 at December 31, 1996.

7.	There have been no material developments in legal proceedings  previously reported. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I - Item 2 "Contingencies" of this Report.

8. Approximately 80 - 85% of Astec's business volume normally occurs during the first nine months of each year.

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

	On October 16, 1997, the Company announced that it entered into an agreement to purchase the Construction Equipment Division of Portec, Inc., located in
Yankton, South Dakota.  The business designs, manufactures and markets well-known lines of aggregate processing equipment, including the Pioneer line of jaw crushers, the Kolberg line of sand classification equipment and portable conveyers, and Portec Environmental products such as portable screening plants utilized in the recycle and aggregate markets.  The transaction is scheduled to close during the fourth quarter of 1997, and is still subject to regulatory approval.

Results of Operations

	For the three-months ended September 30, 1997, net sales increased to $ 65,040,000 from $47,182,000 for the three-months ended September 30, 1996, representing a 37.9% increase. International sales for the third quarter of 1997 were $16,022,000 compared to $12,713,000 for the third quarter of 1996, an increase of $3,309,000 or 26.0%. International sales represented 24.6% and 26.9% of total sales for the third quarter of 1997 and 1996, respectively. The increase in both domestic and international sales reflects the continued strength of the U.S. economy and improving economic conditions in several international markets in which the Company sells its products. For the nine-month period ended September 30, 1997, net sales were $201,179,000 compared to $169,964,000 for the same period of 1996, representing a 18.4% increase. International sales represented 19.2% and 16.7% of total net sales for the nine months ended September 30, 1997 and 1996, respectively. The increase in international sales during the third quarter of 1997 is due mainly to increased sales of asphalt plants, paving equipment and related components.

	Gross profit for the quarter ended September 30, 1997 increased to $14,633,000 from $11,284,000 for the quarter ended September 30, 1996, while the gross profit percentage for the three months ended September 30, 1997 decreased to
22.5% from 23.9% for the same period of 1996.  The decrease in the gross profit percentage for the three months ended September 30, 1997 relates mainly to product mix sold during the period.  Gross profit for the nine months ended
September 30, 1997 increased to $48,273,000, for a gross profit percentage of 24.0%, compared to $40,411,000 for a gross profit percentage of 23.8%
for the same period of 1996.

Selling, general, and administrative expenses for the third quarter of 1997 were $9,439,000 or 14.5% of net sales, compared to $9,167,000 or 19.4% of net sales for the same period of 1996. Selling, general and administrative expenses for the nine months ended September 30, 1997 were $28,569,000 or 14.2% of net sales and $29,579,000 or 17.4% of net sales for the nine months ended September 30, 1996. The decrease in selling, general and administrative expenses for the nine months ended September 30, 1997 compared to the same period of 1996 related mainly to decreased legal fees and repossession expenses related to a foreign sale.

	Interest expense decreased to $512,000 for the quarter ended  September 30,
1997 from $557,000 for the quarter ended September 30, 1996.  Interest expense as a percentage of net sales decreased to .8% for the  quarter ended
September 30, 1997 compared to 1.2% for the same period of 1996.  Interest expense for the nine months ended September 30, 1997 increased to $1,690,000 compared to $1,180,000 for the same period of 1996.  The decrease in interest expense for the three months ended September 30, 1997 is attributable to decreased usage of the Company's revolving line of credit.  The increase in interest expense for the nine months ended September 30, 1997 relates to increased usage of the Company's revolving line of credit for increased trade receivables, additional debt at the subsidiary level related to the captive finance company, and proceeds used for the purchase of the Company's stock in an issuer self-tender offer completed during the second quarter of
1997.

	Net other expense was $2,000 for the quarter ended September 30, 1997, compared to Other income, net of expense, of $112,000 for the quarter ended September 30, 1996. Other income, net of other expense, decreased to $194,000 for the nine months ended September 30, 1997 from $335,000 for the same period of 1996. The decrease in other income, net of other expense, relates to decreased license fee income, the write-off of fixed assets being replaced, and decreased interest income during 1997 compared to 1996.

	Income tax expense for the third quarter of 1997 increased to $1,859,000 compared to $651,000 at September 30, 1996, for an increase of $1,208,000.
Tax expense is 2.9% and 1.4% of net sales for the quarters ended September
30, 1997 and 1996, respectively. The effective tax rate for the second quarter of 1997 is 39.7% compared to an effective rate of 38.9% for the third quarter of 1996. Income tax expense for the nine months ended September 30, 1997 increased to $7,237,000 compared to $3,895,000 for the nine months ended September 30, 1996. Tax expense is 3.6% and 2.3% of net sales for the nine months ended September 30, 1997 and 1996, respectively. The effective tax rate for the six months ended September 30, 1997 is 36% compared to the effective tax rate for the nine months ended September 30, 1996 of 39%.
The decrease in the effective tax rate for the nine months ended September 30, 1997 compared to the same period last year relates minority interest income using the equity method of accounting, included in other income, which is already net of income taxes which are recorded on the books of the minority interest.

	Backlog of orders at September 30, 1997 was $41,400,000 compared to $30,176,000 at September 30, 1996. The majority of this improvement relates to a significant increase in domestic and international orders of two subsidiaries.

Liquidity and Capital Resources

	As of September 30, 1997, the Company had working capital of $64,631,000 compared to $74,019,000 at September 30, 1996.

	Total short-term borrowings, including current maturities of  long-term debt, were $602,000 at September 30, 1997 compared to $2,203,000 at September 30,
1996.  Long-term debt less  current maturities was $27,728,000 at September
30, 1997 and $29,910,000 at September 30, 1996.  Debt did not decrease further during 1997 since cash generated during 1997 was used to purchase
726,619 shares of its common stock at $10.50 per share in an issuer self-tender offer.

 Capital expenditures in 1997, for plant expansion and for further m odernization of the Company's manufacturing processes, are expected to approach $9,640,000. The Company expects to finance these expenditures using internally generated funds. Capital expenditures at September 30, 1997 were $6,327,000. Capital expenditures for the last quarter of 1997 will include new and upgraded plant equipment and the first installment of a new mainframe computer system at one location.

 At September 30, 1997, the outstanding balance on the Company's revolving line of credit was $6,395,000 while the outstanding balance on the line of
credit of the Company's finance subsidiary was $11,515,000.   Both lines of
credit contain certain restrictive covenants which require the Company to maintain certain levels of net worth, leverage, fixed charge and interest expense ratios, and capital expenditure limits. The Company was in compliance with all financial covenants at September 30, 1997.

Contingencies

	The Company is engaged in certain pending litigation involving claims or other matters arising in the ordinary course of business. Most of these claims involve product liability or other tort claims for property damage or personal injury against which the Company is insured. As a part of its litigation management program, the Company maintains general liability insurance covering product liability and other similar tort claims providing the Company coverage of $12,000,000 subject to a substantial self-insured retention for the larger subsidiaries, and a $50,000 deductible for the smaller subsidiaries, under the terms of which the Company has the right to coordinate and control the management of its claims and the defense of these actions.

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

		No reports on Form 8-K have been filed during the quarter ended September 30,
  1997.

SIGNATURES


 	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 ASTEC INDUSTRIES, INC.
(Registrant)



            11/13 /97 	          				           	 /s/ J. Don  Brock
               Date					                             	J. Don  Brock
    				          		        	                         Chairman of the  Board
                                         						      	and President





	           11/13 /97		                      			/s/ Richard W. Bethea, Jr.
        	   Date			             	    	              Richard W. Bethea
                                             							Vice President, Corporate
                                              						Counsel and Secretary

EXHIBIT 11
Statement Regarding Computation of Per Share Earnings
ASTEC INDUSTRIES, INC.
EXHIBIT (11) - COMPUTATIONS OF EARNINGS PER SHARE
September 30, 1997 and 1996
(in thousands)

                             Three months ended         Nine months ended
Shares for Earnings Per
Share Computations:          9/30/97      9/30/96       9/30/97     9/30/96

Primary:
   Weighted average
   outstanding during
   the year                  9,318        10,037        9,636        10,051

   Common Stock equivalents
   for stock options           209           108          148           112
   Total                     9,527        10,145         9,784       10,163

Fully Diluted:
   Weighted average
   outstanding during
   the year                  9,318        10,037          9,636       10,051

   Common Stock equivalents
   for stock options           238           109            239          112
   Total                     9,556        10,146           9,875      10,163

Earnings applicable to Common Stock:
   Net Income               $2,821        $1,021         $10,971      $6,092


Earnings Per Share (Based
on Weighted Average Number
of Common Equivalent
Shares Outstanding):

   Net Income                $.30           $.10          $1.14         $.61

Additional Computations of EPS:
   Fully Diluted:
   Net Income                $.30           $.10           $1.14        $.61


Dilutive effect of common stock on both primary and fully diluted Earnings Per Share is less than 3% and, in accordance with APB Opinion No. 15, Earnings Per Share on the face of the Statements of Income is based on only the weighted average number of common shares outstanding. The above calculations have been provided for reporting purposes only.