Form 10-K
period 1997-12-31
ASTEC INDUSTRIES INC
filed 1998-03-23
CIK 792987

FORM 10-K
                         SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.

      (Mark One)

      X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934     For the fiscal year ended December 31, 1997


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

      The aggregate market value of the voting stock held by non-affiliates of the registrant was $148,371,903 based upon the closing sales price reported by the NASDAQ National Market on March 9, 1998, using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by all directors and executive officers of the registrant, some of whom may not be held to be affiliates upon judicial determination.


                     (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:


                                 As of March 9, 1998
                   Common Stock, par value $.20 - 9,360,580 shares


                         DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the following documents have been incorporated by reference into the Parts of this Annual Report on Form 10-K indicated:

                Document                                Form 10-K


           Proxy Statement relating to                   Part III
           Annual Meeting of Shareholders
           to be held on April 23, 1998

                               ASTEC INDUSTRIES, INC.

                            1997 FORM 10-K ANNUAL REPORT

                                  TABLE OF CONTENTS
                                                                       Page

      PART I

      Item  1.  Business............................................    1
      Item  2.  Properties..........................................    8
      Item  3.  Legal Proceedings...................................    9
      Item  4.  Submission of Matters to a Vote of Security Holders.    9
      Executive Officers of the Registrant..........................    9

      PART II

      Item  5.  Market for Registrant's Common Equity and Related
                     Shareholder Matters............................   10
      Item  6.  Selected Financial Data.............................   11
      Item  7.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations............   11
      Item  8.  Financial Statements and Supplementary Data.........   11
      Item  9.  Changes in and Disagreements With Accountants on
                     Accounting and Financial Disclosure............   11


      PART III

      Item 10.  Directors and Executive Officers of the Registrant..   11
      Item 11.  Executive Compensation..............................   11
      Item 12.  Security Ownership of Certain Beneficial Owners
                     and Management.................................   12
      Item 13.  Certain Relationships and Related Transactions......   12

      PART IV

      Item 14.  Exhibits, Financial Statement Schedules, and
                     Reports on Form 8-K............................   12
      Appendix A....................................................  A-1

      SIGNATURES....................................................

                                       PART I
      Item 1.  BUSINESS
                                       General

           Astec Industries, Inc. (the "Company") is a Tennessee corporation which was incorporated in 1972. The Company designs, engineers, manufactures, markets, and finances equipment and components used primarily in road building and related construction activities. The Company's products are used in each phase of road building, from quarrying and crushing the aggregate to application of the road surface. The Company also manufactures certain equipment and components unrelated to road construction, including trenching and excavating equipment, environmental remediation equipment, and industrial heat transfer equipment. The Company holds 101 United States and 57 foreign patents, has 47 patent applications pending, and has been responsible for many technological and engineering innovations in the industry. The Company currently manufactures over 140 different products, which it markets both domestically and internationally. In addition to plant and equipment sales, the Company manufactures and sells replacement parts for equipment in each of its product lines. The distribution and sale of replacement parts is an integral part of the Company's business.

           The Company's eight manufacturing subsidiaries are: (i) Astec, Inc. which manufactures a line of hot-mix asphalt plants, soil purification and environmental remediation equipment and related components; (ii) Heatec, Inc., which manufactures thermal oil heaters, asphalt heaters and other heat transfer equipment used in the Company's asphalt mixing plants and in other industries; (iii) CEI Enterprises, Inc., which manufactures heat transfer equipment and recycled rubber blending systems for the hot-mix asphalt industry; (iv) Telsmith, Inc., which manufactures aggregate processing equipment for the production and classification of sand, gravel, and crushed stone for road and other construction applications;
      (v) Kolberg-Pioneer, Inc., which manufactures aggregate processing equipment for the crushed stone, manufactured sand, recycle, top soil and remediation markets; (vi) Production Engineered Products, Inc., which designs, manufactures and markets high-frequency vibrating screens for sand and gravel and asphalt operations; (vii) Roadtec, Inc., which manufactures milling machines used to recycle asphalt and concrete, asphalt paving equipment and material transfer vehicles; and (viii) Trencor, Inc., which manufactures chain and wheel trenching equipment and excavating equipment.

           Astec Financial Services, Inc. ("AFS") was formed in June 1996 as a wholly-owned subsidiary of the Company to provide a wide range of financing products for leasing or acquiring the Company's equipment. AFS, a captive finance company, is dedicated to working exclusively with all the Company's subsidiaries and their customers in arranging financing for the Company's equipment. AFS provides loans, operating leases, floor plans for dealers, fleet rental plans, and other financing plans to meet the needs of the industry.
                                         1

           In  1996,  the  Company  became   a  50%  shareholder  of   Pavement
      Technology, Inc. ("PTI"), located in Conyers, Georgia. PTI , which manufactures asphalt pavement analyzers, vibratory compactors and other mix-design laboratory products that allow our customers to purchase a complete design laboratory from one source. The pavement analyzer technology has captured the interest of state departments of transportation and universities as a new standard for measuring rutting, fatigue, and water susceptibility in hot-mix asphalt. The pavement technology product line added a completely new dimension to the services and equipment we are able to provide our customers.

           The Company's strategy is to become the low-cost producer in each of its product lines for any given product while continuing to develop innovative new products and provide first class service for its customers. Management believes that the Company is the technological innovator in the markets in which it operates. Management believes that the Company is well positioned to capitalize on the need to rebuild and enhance roadway infrastructure, both in the United States and abroad.

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

                                      Products

           The Company operates predominantly in a single-business segment. In 1997 it manufactured and marketed products in five principal categories:
      (i) hot-mix asphalt plants, soil purification and environmental remediation equipment and related components; (ii) hot oil heaters, asphalt heaters and other heat transfer equipment; (iii) aggregates processing equipment; (iv) mobile construction equipment, including asphalt pavers, milling machines and material transfer vehicles and other auxiliary equipment; and (v) chain and wheel trenching and excavating equipment. The following table shows the Company's sales for each product category which accounted for 10% or more of consolidated revenue for the periods indicated.
                                              Years Ended December 31,
                                             1997        1996       1995
                                                     (In thousands)
         Asphalt plants and components       $117,849    $93,786    $110,321
         Aggregate processing equipment        55,362     52,739      46,586
         Mobile construction equipment         49,704     37,845      29,706
         Trenching and excavating equipment    26,803     23,543      21,110

      Financial information in connection with the Company's international sales is included in Note 13 to "Notes to Consolidated Financial Statements - Segment Information," appearing at Page A-11 of this report.

      Hot-mix Asphalt Plants

           Astec, Inc. designs, engineers, manufactures and markets a complete line of portable, stationary and relocatable hot-mix asphalt plants and related components under the "ASTEC" trademark. An asphalt mixing plant typically consists of heating and storage equipment for liquid asphalt (manufactured by Heatec), cold feed bins for storing aggregates, a drum mixer for drying, heating and mixing, a baghouse composed of air filters and other pollution control devices, hot storage bins or silos for temporary storage of hot-mix asphalt and a control house. The Company introduced the concept of plant portability in 1979. Its current generation of portable asphalt plants is marketed as the Six PackTM and consists of six portable components which can be disassembled and moved to the construction site to reduce relocation expenses. Plant portability represents an industry innovation developed and successfully marketed by the Company. In 1996, an improved version of the Six PackTM plant was developed, making it considerably more portable and self-erecting. This design eliminated the use of cranes for disassembly or erection. The enhanced version of the Six PackTM, known as the Turbo Six PackTM, is a highly portable plant which is especially useful in less populated areas where plants must be moved from job to job.

           The components in Astec's asphalt mixing plants are fully automated and use microprocessor-based control systems for efficient operation. The plants are manufactured to meet or exceed federal and state clean air standards.

           The Company has also developed specialized asphalt recycling equipment for use with its hot-mix asphalt plants. Many of its existing products are suited for blending, vaporizing, drying and incinerating contaminated products. As a result, Astec has developed a line of thermal purification equipment for the remediation of petroleum contaminated soil.

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

      Aggregate Processing Equipment

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

           Kolberg-Pioneer, Inc. ("K-P") designs, manufactures and supports a complete line of aggregate processing equipment for the sand and gravel, mining, quarry and concrete recycle markets. The product range includes feeders, crushers, classifying tanks, material washers, conveyors, portable screening plants and pugmills.

           Rock Crushers. Kolberg-Pioneer rock crushers are used by mining, quarry and sand and gravel producers to crush oversized aggregate to salable size. Types of crushers include compression (jaw, cone and roll) and impact (vertical shaft and horizontal shaft). Models are available for primary, secondary, tertiary and quaternary applications.
           Feeders. Feeders are used to transfer aggregate into crushing operations. Crusher efficiency is increased as fines bypass the crusher. Styles include vibrating grizzly, apron, pan and belt feeders.
           Sand Classifying Tanks.   These tanks are  used to clean,  segregate

      and re-blend natural or  manufactured sand to  meet the fineness  modulus
      (FM) and sand equivalent (SE) specifications for concrete, mason and other sand products.

           Washers and Blademills.   These provide aggressive scrubbing  action
      to remove unwanted clays, silts and foreign materials from contaminated aggregate deposits.

           Conveyors. Kolberg-Pioneer manufactures conveyors designed to move or store aggregate and other bulk materials, typically in a radial cone-shaped stockpile. Models offered include road portable, stationary, and overland styles.

           Portable Recycling Plants.   Portable recycling  plants are used  to
      reclaim aggregate from concrete, construction and demolition debris and asphalt, while separating metal contaminants.

           Portable Screening Plants. These are used by aggregate and top soil producers to separate materials by size. They adapt easily to multiple applications by changing the screen cloth. An optional hammermill shredder conditions dry material for more efficient screening. The optional wet deck, when used with a fine material washer, replicates a low-cost washing plant.

           Pugmills. Kolberg-Pioneer pugmills are highly efficient homogenous mixing chambers consisting of twin shafts with timed, overlapping paddles used for soil remediation, cement-treated base and cold-mix asphalt. Pugmills are typically combined with either a bulk storage silo for introducing dry additives or a pump for liquids.


           Production Engineered Products, Inc. ("PEP") designs, manufactures, and markets high-frequency vibrating screens for sand and gravel customers, as well as customers engaged in asphalt production. In addition, PEP incorporates the high-frequency screens into portable crushing and screening plants serving the aggregate and industrial markets.

      Mobile Construction Equipment

           Roadtec, Inc., designs, engineers, manufactures and markets asphalt pavers, material transfer vehicles, and milling machines. Roadtec engineers emphasize simplicity, productivity, versatility and accessibility in product design and use.
           Asphalt Pavers. Asphalt pavers are used in the application of hot-mix asphalt to the road surface. Roadtec pavers have been designed to minimize maintenance costs while exceeding road surface smoothness requirements. Roadtec manufactures one paver model which must be used with a material transfer vehicle described below.
           Material Transfer Vehicles. The patented Shuttle BuggyR is a mobile, self-propelled material transfer vehicle which allows continuous paving by separating truck unloading from the paving process while remixing the asphalt surface material. A typical asphalt paver must stop paving to permit truck unloading of asphalt mix. By permitting continuous paving, the Shuttle BuggyR allows the asphalt paver to produce a smoother road surface. As a result of the pavement smoothness achieved with this machine, certain states are now requiring the use of the Shuttle BuggyR on their jobs. Recent studies using infrared technology have revealed problems caused by differential cooling of the hot-mix during hauling. The Shuttle BuggyR remixes the material to a uniform temperature, eliminating the problem.

           Milling Machines. Roadtec milling machines are designed to rmove old asphalt from the road surface beforee new asphalt mix is applied. They are manufactured with a simplified control system, wide conveyors, direct drives and a wide range o horsepower and cutting capabilities to
      provide versatility  in product  application.   Additional  upgrades  and
      options are available to enhance the products and their capabilities.

      Trenching and Excavating Equipment

           Trencor, Inc. designs, engineers, manufactures and markets chain and wheel trenching equipment, canal excavators, rock saws and road miners.

           Chain Trenchers. Trencor chain trenching machines utilize a heavy duty chain (equipped with cutting teeth attached to steel plates) wrapped around a long moveable boom. These machines, with weights up to 400,000 pounds, are capable of cutting a trench up to eight feet wide and thirty-five feet deep through rock. Trencor also makes foundation trenchers used in areas where drilling and blasting are prohibited.

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

           Rock Saws. Trencor manufactures a rock saw which is utilized for laying water and gas lines and fiber optic cable, constructing highway drainage systems and for other applications.

           Roadminers. Trencor manufactures four Road MinerTM models weighing up to 400,000 pounds with an attachment which allows it to cut a path up to twelve and a half feet wide and five feet deep on a single pass. The Road MinerTM has applications in the road construction industry and in mining and aggregate processing operations.

           Material Processors. Trencor manufactures a machine which includes a crusher that operates independently from the trencher to process rock and related material (spoil) removed from the trench to make it suitable for use as a filler around pipes, cables or other lines being installed. Patents are pending on this product.

                                    Manufacturing

           The Company manufactures  many of  the component  parts and  related
      equipment for  its  products.    In  many  cases,  the  Company  designs,
      engineers and manufactures custom component  parts and equipment to  meet the particular needs of  individual customers.  Manufacturing  operations
       during 1997  took  place  at nine  separate  locations.    The  Company's
      manufacturing  operations   consist   primarily  of   fabricating   steel
      components and the assembly and testing of its products to ensure quality control standards have been achieved.

                                      Marketing

           The Company markets its products both domestically and internationally. The principal purchasers of the Company's products include highway and heavy equipment contractors, utility contractors, pipeline contractors, open mine operators, quarry operators and foreign and domestic governmental agencies. Astec, Inc. sells directly to its customers with domestic, soil remediation and international sales departments. Telsmith products are sold through a leased branch in Walpole, Massachusetts, as well as through a combination of direct sales, both domestic and international, and dealer sales. Roadtec and Trencor share a warehouse facility in Aurora, Illinois, that supports both their product lines. Heatec, CEI, Roadtec, and Trencor products are marketed through a combination of direct sales and dealer sales. Approximately 18 manufacturers' representatives sell Heatec products for applications in industries other than the asphalt industry with such sales comprising approximately 38 percent of Heatec's sales volume during 1997. Direct sales employees are paid salaries and are generally entitled to commissions after obtaining certain sales quotas. See "Business - Properties."

           The Company's international sales efforts are decentralized, with each subsidiary maintaining responsibility for its own international marketing efforts.


                          Seminars and Technical Bulletins

           The Company periodically conducts technical and service seminars which are primarily for contractors, employees and owners of asphalt mixing plants. In 1997, approximately 419 representatives of contractors and owners of hot-mix asphalt plants attended seminars held by the Company in Chattanooga, Tennessee. These seminars, which are taught by Company management and employees, cover a range of subjects including technological innovations in the hot-mix asphalt, aggregate processing, paving, milling, and recycle markets in which the Company manufactures products.

           The Company also sponsors executive seminars for the management of the customers of Astec, Inc. The seminars are taught primarily by the management of the Company, but outside speakers are also utilized. In 1997, approximately 331 participants attended seminars at the Company's state-of-the-art training center.

           In addition to seminars, the Company publishes a number of technical bulletins detailing various technological and business issues relating to the asphalt industry.

           The Company sponsors Paving Professionals workshops at its training center for customers or potential customers of Roadtec, Inc. In 1997, 240 attended these classroom sessions. Actual equipment application experience was provided at the Roadtec facility. Service training seminars were also held at the Roadtec facility for 320 customer service representatives.

           In 1997, Telsmith had technical seminars for 85 English-speaking customer representatives and another multi-lingual seminar with 40 attendees.


                               Patents and Trademarks

           The Company seeks to obtain patents to protect the novel features of its products. The Company and its subsidiaries hold 101 United States patents and 57 foreign patents. There are 47 United States and foreign patent applications pending.

           The Company and its subsidiaries have approximately 37 trademarks registered in the United States, including logos for Astec, Telsmith, Roadtec and Trencor, and the names ASTEC, TELSMITH, HEATEC, ROADTEC, TRENCOR and KOLBERG. Ten of these trademarks are also registered in foreign countries, including Canada, Great Britain, Mexico, New Zealand and Indonesia. The Company has five trademark applications pending.

           The Company and its subsidiaries also license their technology to manufacturers.

                         Engineering and Product Development

           The Company dedicates substantial resources to its engineering and product development. At December 31, 1997, the Company and its subsidiaries had 171 full-time individuals employed domestically in engineering and design capacities.


                                    Raw Materials

           Raw materials used by the Company in the manufacture of its products include carbon steel and various types of alloy steel, which are normally purchased from steel mills and other sources.

                               Seasonality and Backlog

           The Company's business is somewhat seasonal. The Company's sales tend to be stronger from January through June each year, which is attributable largely to orders placed in the fourth quarter in anticipation of warmer summer months when most asphalt paving is done.

           As of December 31, 1997, the Company had a backlog for delivery of products at certain dates in the future of approximately $61,387,000. At December 31, 1996, the total backlog, updated to include Kolberg-Pioneer, Inc., was approximately $54,298,000. The Company's backlog is subject to some seasonality, as noted above.

           The Company's contracts reflected in the backlog are not, by their terms, subject to termination. Management believes that the Company is in substantial compliance with all manufacturing and delivery timetables relating to its products.

                                     Competition

           The Company faces strong competition in price, service and product performance in each product category. While the Company does not compete with any one manufacturer in all of its product lines, it competes as to certain products with both large publicly-held companies with resources significantly greater than those of the Company and various smaller manufacturers. Hot-mix asphalt plant competitors include CMI
      Corporation; Cedarapids, Inc., a subsidiary of Raytheon Company; and Gencor Industries, Inc. Paving equipment competitors include Caterpillar Paving Products Inc., a subsidiary of Caterpillar, Inc.; Blaw-Knox Construction Equipment Company, a subsidiary of Ingersoll-Rand Company; and Cedarapids, Inc.

           The market for the Company's heat transfer equipment is diverse because of the multiple applications for such equipment. Competitors include Gencor/Hyway Heat Systems, Sundance, American Heating, Gentec, and First Thermal. The Company's milling machine equipment competitors include Ingersoll-Rand Company; CMI Corporation; Cedarapids, Inc.; Caterpillar, Inc.; and Wirtgen America, Inc. Aggregate processing equipment competitors include Nordberg, Inc.; Cedarapids, Inc.; Powerscreen; Deister; Seco/Hewitt Robins; Eagle Iron Works; Finley; Universal; Svedala; Greystone and other smaller manufacturers, both domestic and foreign. Competition for sales of trenching and excavating equipment includes Ditch Witch; J.I. Case; Tesmec; Vermeer and other smaller manufacturers in the small utility trencher market. Competitors of the captive finance company include General Electric Credit Corporation, The CIT Group, and Safeco Credit Company, Inc., as well as local financial institutions.

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

                                     Regulations

           The Company does not operate within a highly regulated industry. However, air pollution equipment manufactured by the Company, principally for hot-mix asphalt plants, must comply with certain performance standards promulgated by the federal Environmental Protection Agency under the Clean Air Act applicable to "new sources" or new plants. Management believes that the Company's products meet all material requirements of such regulations and of applicable state pollution standards and environmental protection laws.

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

                                      Employees


           On August 3, 1995, a union representation election was held at the Trencor plant and a unit of Trencor production and maintenance employees voted to be represented by the United States Steelworkers of American, AFL-CIO, CLC. Trencor filed a Petition for Review with the United States Court of Appeals for the Fifth Circuit and requested that the National Labor Relation Board's certification of the election be overturned due to alleged improper activity by the union. Trencor requested that a new representation election be held. Recently, in response to Trencor's appeal, the United States Court of Appeals for the Fifth Circuit returned the matter to the National Labor Relations Board and ordered that an evidentiary hearing on Trencor's complaints be held before an administrative law judge. That hearing was held on January 15, 1998 with the administrative law judge rejecting Trencor's claims. Consequently, Trencor has appealed the decision to the National Labor Relations Board where it is still pending.

           At December 31, 1997 the Company and its subsidiaries employed 1,925 persons, of which 1,435 were engaged in manufacturing operations, 171 in engineering, including support staff, and 319 in selling, administrative and management functions. Telsmith has a labor agreement expiring on October 14, 1998. Except as set forth above, none of the Company's other employees are covered by a collective bargaining agreement. Notwithstanding the current preceding before the National Labor Relations Board, the Company considers its employee relations to be good.


      Item 2.  Properties


           The location, approximate square footage, acreage occupied and principal function of the properties owned or leased by the Company are set forth below:

                               Approximate Approximate
           Location            Square FootageAcreage       Principal Function


      Chattanooga,              361,000       59.1     Corporate and
      Tennessee                                        subsidiary offices,
                                                       manufacturing - Astec

      Chattanooga,                ---         63.0     Storage yard - Astec
      Tennessee
      Chattanooga,               84,200        5.0     Offices,
      Tennessee                                        manufacturing -
                                                       Heatec
      Chattanooga,              135,000       15.1     Offices,
      Tennessee                                        manufacturing -
                                                       Roadtec

      Chattanooga,                1,820      ---       Offices leased for
      Tennessee                                        Astec Financial
                                                       Services

      North        Aurora,       16,700        3.5     Roadtec and Trencor
      Illinois                                         (sales and service
                                                       office)

      Mequon, Wisconsin         203,000       30.0     Offices and
                                                       manufacturing -
                                                       Telsmith

      Walnut, Illinois           28,770        3.0     Leased offices and
                                                       manufacturing - PEP

      Rossville, Georgia         40,500        2.6     Manufacturing - Astec

      Grapevine, Texas          175,513       51.67    Offices,
                                                       manufacturing -
                                                       Trencor

      Walpole,                    1,800      ---       Leased sales and
      Massachusetts                                    service office -
                                                       Telsmith

      Odessa, Texas               4,072         .8     Sales office and
                                                       parts warehouse -
                                                       Trencor

      Inman,         South       13,600        8.0     Leased until
      Carolina                                         September 30, 2000
                                                       with option to buy
                                                       (office and warehouse
                                                       of former Soil
                                                       Purification of
                                                       Carolina, Inc.)

      Albuquerque, New          110,700       14.0     Offices and
      Mexico                                           manufacturing - CEI

      Yankton, South            252,000       50.0     Offices and
      Dakota                                           manufacturing -
                                                       Kolberg-Pioneer

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

           J. Don Brock, Ph.D., P.E., has been President and a Director of the Company since its incorporation in 1972 and assumed the additional position of Chairman of the Board in 1975. He was the Treasurer of the Company from 1972 until 1994. From 1969 to 1972, Dr. Brock was President of the Asphalt Division of CMI Corporation. Dr. Brock earned his Ph.D. degree in mechanical engineering from the Georgia Institute of Technology. Dr. Brock and Thomas R. Campbell, President of Roadtec, are first cousins. Dr. Brock is 59.

           Richard W. Bethea, Jr., became Vice President, Corporate Counsel and Secretary on February 1, 1997.
      Mr. Bethea  has  been  a  practicing  lawyer  since  1978.    He  has  an
      undergraduate degree in accounting from the University of Georgia. Before joining the Company, Mr. Bethea was a member (stockholder) and partner with the law firm Stophel & Stophel, P. C., in Chattanooga, Tennessee. He has served as the Company's litigation counsel since 1983. He is 45.

           F. McKamy Hall, a Certified Public Accountant, became Vice President, Corporate Controller and Treasurer in April 1997 and served as Controller of the Company since May 1987. From 1985 to 1987, Mr. Hall was Vice President of Finance at Quadel Management Corporation, a company engaged in real estate management. Mr. Hall has an undergraduate degree in accounting and a Master of Business Administration degree from the University of Tennessee at Chattanooga. He is 55.

           W. Norman Smith has served as the President of Astec, Inc. since December 1, 1994. He formerly served as President of Heatec, Inc. from 1977 to 1994. From 1972 to 1977, Mr. Smith was a Regional Sales Manager with the Company. From 1969 to 1972, Mr. Smith was an engineer with the Asphalt Division of CMI Corporation. Mr. Smith has also served as a director of the Company since 1972. He is 58.

           Robert G. Stafford has served as President of Telsmith, Inc. since April 1991. Between January 1987 and January 1991, Mr. Stafford served as President of Telsmith, Inc., a subsidiary of Barber-Greene. From 1984 until the Company's acquisition of Barber-Greene in December 1986, Mr. Stafford was Vice President - Operations of Barber-Greene and General Manager of Telsmith. He became a director of the Company in March 1988. He is 59.

           Thomas R. Campbell has served as President of Roadtec, Inc. since 1988. From 1981 to 1988 he served as Operations Manager of Roadtec. Mr. Campbell and J. Don Brock, President of the Company, are first cousins. Mr. Campbell is 48.

           Roger Sandberg has served as President of Trencor, Inc. since October 1, 1996. Prior to that he served as Vice President of Sales and Marketing at Roadtec, Inc. and Director of Marketing with Astec Inc. Before joining the Company, Mr. Sandberg held various management positions with Cedarapids, Inc. and Standard Havens, Inc. since 1971. He is 56.

           James G. May has served as President of Heatec, Inc. since December 1, 1994. From 1984 until 1994 he served as Vice President of Engineering of Astec, Inc. He is 53.

           Albert E. Guth has been President of Astec Financial Services, Inc. since June 1996. He served as Chief Financial Officer of the Company from 1987 through June 1996, as Senior Vice President since 1984, Secretary of the Company since 1972, and Treasurer since 1994. Mr. Guth, who has been a director since 1972, was the Vice President of the Company from 1972 until 1984. From 1969 to 1972, Mr. Guth was the Controller of the Asphalt Division of CMI Corporation. He is 58.

           Richard A. Patek became President of Kolberg-Pioneer, Inc. on December 2, 1997. From 1995 to 1997, he served as Director of Materials of Telsmith, Inc. From 1992 to 1995, Mr. Patek was Director of Materials and Manufacturing of the former Milwaukee plant location. From 1978 to 1992, he held various manufacturing management positions at Telsmith. Mr. Patek is a graduate of Milwaukee School of Engineering. He is 41.


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

           The high and low sales prices of the Company's Common Stock as reported on the NASDAQ National Market for each quarter during the last two fiscal years, are as follows:

                                                   Price Per Share
                 1997                                High     Low
                1st Quarter                         10-1/8     8-1/4
                2nd Quarter                         12-7/8     9-5/8
                3rd Quarter                         17-3/4    12-5/16
                4th Quarter                         18-3/8    15-3/8

                                                      Price Per Share

                 1996                                High     Low

                1st Quarter                         10-5/8    9-1/8
                2nd Quarter                         11-1/8    8-1/4
                3rd Quarter                          9-1/8    8-1/8
                4th Quarter                          9-3/4    8-3/8

      The number of holders of record of the Company's Common Stock as of March 9, 1998 was approximately 600.


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


                                      PART III

      Item 10. Directors and Executive Officers of the Registrant

           Information regarding the Company's directors included under the caption "Election of Directors - Certain Information Concerning Nominees and Directors" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 23, 1998, is incorporated herein by reference. Required information regarding the
      Company's      executive       officers       is       contained       in
      Part I of this Report under the heading "Executive Officers of the Registrant." Information regarding compliance with Section 16(a) of the Exchange Act is included under "Election of Directors - Section 16(a) Filing Requirements" in the Company's definitive Proxy Statement, which is incorporated herein by reference.

      Item 11. Executive Compensation

           Information included under the caption, "Election of Directors - Executive Compensation" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 23, 1998 is incorporated herein by reference.

      Item 12.  Security Ownership of Certain Beneficial Owners and Management

           Information included under the captions "Election of Directors - Certain Information Concerning Nominees and Directors," "Election of
      Directors - Common Stock Ownership of Management" and "Election of Directors - Common Stock Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 23, 1998 is incorporated herein by reference.

      Item 13.  Certain Relationships and Related Transactions

           On March 18, 1996, Dr. J. Don Brock, Chairman of the Board and President of the Company loaned $1,178,000 to the Company to supplement its working capital revolving credit facility. The Company executed a demand note payable to Dr. Brock in connection with this loan bearing interest at a rate equal to that paid to First Chicago NBD under the Company's unsecured revolving line of credit. At the time Dr. Brock loaned these funds to the Company, the Company's outstanding balance under its $22,000,000 revolving credit facility was $9,605,000. The Company was able to use the proceeds of the loan from Dr. Brock to reduce the amount outstanding under the credit facility. The loan was repaid to Dr. Brock on January 6, 1997, along with interest accrued to that date.



                                       PART IV



      Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


           (a)(1) The following financial statements and other information appear in Appendix "A" to this Report and are filed as a part hereof:

           .    Selected Consolidated Financial Data.

           . Management's Discussion and Analysis of Financial Condition and Results of Operations.

           .    Report of Independent Auditors.

           .    Consolidated Balance Sheets at December 31, 1997 and 1996.

           . Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995.

           . Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1997, 1996 and 1995.

           . Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995.

           .    Notes to Consolidated Financial Statements.

           (a)(2) Other than as described below, Financial Statement Schedules are not filed with this Report because the Schedules are either inapplicable or the required information is presented in the Financial Statements or Notes thereto. The following Schedules appear in Appendix "A" to this Report and are filed as a part hereof:

           .    Consent of Independent Auditors.

           .    Schedule II - Valuation and Qualifying Accounts.

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

              10.101 Loan Agreement dated December 5, 1996 between Astec Financial Services, Inc. and The CIT Group/Equipment Financing, Inc. (_CIT_) (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 0-14714).

              10.102 Astec Industries, Inc. Guaranty dated December 5, 1996 of Line of Credit Agreement between Astec Financial Services, Inc. and The CIT Group/Equipment Finance (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 0-14714).

              10.103      Amended and Restated Credit Agreement dated  November
                          27,  1997  between   the  Company,  Astec   Financial
                          Services, Inc. and First Chicago NBD.

              10.104 Asset Purchase Agreement dated October 16, 1997 between Portec, Inc. and Astec Industries, Inc.

              10.105 Amendment to Asset Purchase Agreement dated December 2, 1997 by and between Astec Industries, Inc. and Portec, Inc.

              10.106 Revolving Line of Credit Note dated December 2, 1997 between Kolberg-Pioneer, Inc. and Astec Holdings, Inc.

              10.107      Guaranty  Joinder  Agreement   dated  December   1997
                          between Kolberg-Pioneer, Inc. and Astec Holdings, Inc. in favor of the First National Bank of Chicago.

              22          Subsidiaries of the Registrant.

              23          Consent of Independent Auditors

           (b)A report on Form 8-K was filed on December 2, 1997.

           (c)The Exhibits to this Report are listed under Item 14(a)(3) above.

           (d)The Financial Statement Schedules to this Report are listed under Item 14(a)(2) above.

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


                                    APPENDIX "A"
                                         to
                             ANNUAL REPORT ON FORM 10-K

                      ITEMS 8 and 14(a)(1) and (2), (c) and (d)

                          INDEX TO FINANCIAL STATEMENTS AND
                            FINANCIAL STATEMENT SCHEDULES


                               ASTEC INDUSTRIES, INC.


                Contents                                                Page


      Selected Consolidated Financial Data.............................  A-1

      Management's Discussion and Analysis of Financial Condition and Results
      of Operations....................................................  A-2

      Consolidated Balance Sheets at December 31, 1997 and 1996........  A-6

      Consolidated Statements of Income for the Years Ended December 31, 1997,
           1996 and 1995...............................................  A-7

      Consolidated Statements of Shareholders' Equity for the Years Ended
           December 31, 1997,
           1996 and 1995...............................................  A-8

      Consolidated Statements of Cash Flows for the Years Ended December 31,
           1997, 1996 and 1995.........................................  A-9

      Notes to Consolidated Financial Statements.......................  A-11

      Report of Independent Auditors...................................  A-23

      Schedule II   - Valuation and Qualifying Accounts................  A-24

      SELECTED CONSOLIDATED FINANCIAL DATA

                           1997         1996        1995         1994        1993
      Consolidated Income Statement Data
      Net sales            $265,365     $ 221,413   $242,601     $213,806    $172,801
      Selling, general
      and administrative
      expenses               36,125        35,082     34,326       31,142      28,624
      Research and
      development             3,707         5,868      5,128        3,166       2,923
      Patent suit damages and
      expenses (net recoveries
      and accrual adjustments)                264        699      (14,947)        375
      Loss on abandonment of
      foreign subsidiary                               7,037

      Income from operations  24,661         8,051     2,566       27,236       9,974
      Interest expense         2,398         1,656     2,125          713       1,788
      Net income              13,809         4,345     4,560       23,436       9,338
      Earnings per
        common share*(2)
        Basic                   1.45           .43       .45         2.38        1.07
        Diluted                 1.42           .43       .45         2.35        1.06


      Consolidated Balance Sheet Data

      Working capital           $71,459        $69,884   $58,015     $ 53,000  $ 40,767

      Total assets              192,243        167,853   154,356      155,964   102,967

      Total short-term debt         500          2,051       774        8,573        10

      Long-term debt, less
       current maturities        35,230         30,497    17,150       16,155

      Shareholders' equity      105,612         99,393    95,901       90,373    64,105
      Book value per common
       share at year-end*(1)      11.25           9.84      9.50         9.04      6.54


      Quarterly Financial Highlights (Unaudited)

                                   First        Second      Third       Fourth
                                   Quarter      Quarter     Quarter     Quarter

      1997    Net sales            $62,980      $73,159     $65,040     $64,186
              Gross profit          15,875       17,765      14,633      16,220
              Net income             3,525        4,625       2,821       2,838
              Earnings per
               common share*(2)
               Basic                   .35          .48         .30         .30
               Diluted                 .35          .48         .30         .30

      1996    Net sales            $59,570      $63,212     $47,182     $51,449
              Gross profit          13,822       15,305      11,284       8,854
              Net income             2,826        2,245       1,021      (l,747)
              Earnings per common
                share*(2)
                Basic                  .28          .22         .10       (.17)
                Diluted                .28          .22         .10       (.17)

      Common Stock Price*
              1997 High             10-1/8       12-7/8      17-3/4      18-3/8
              1997 Low               8-1/4        9-5/8      12-5/16     15-3/8

              1996 High             10-5/8       11-1/8       9-1/8       9-3/4
              1996 Low               9-1/8        8-1/4       8-1/8       8-3/8

                  The Company's common stock is traded on
                  the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market under the symbol ASTE. Prices shown are the high and low bid prices as announced by NASDAQ. The Company has never paid any dividends on its common stock. The number of shareholders of record is approximately 600.


                  (1)   Restated to  retroactively reflect
                        the two-for-one stock split effected in the form of a dividend on August 12, 1993.

                  (2)   All earnings per share amounts have
                        been restated to comply with Statement of Financial Standards No. 128, Earnings per Share.

                  (3)   Positive   physical   inventory
                        adjustments,  offset  by  certain  other
                        fourth   quarter    charges,   increased
                        earnings per share in the fourth quarter of 1997 by approximately $.04 per share.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Results of Operations 1997 vs. 1996

                  Net    income    for    1997    was
                  $13,809,000, or $1.45 per share basic or $l.42 per share diluted, compared to net income of $4,345,000, or $.43 per
                  share both  basic and  diluted in 1996.   The
                  effect of the Company's purchase of its common shares in the second quarter was to increase basic net income per share by
                  $.08 and  diluted net income  per share by  $.07.   The 1996
                  results included approximately $3,000,000 of charges related to the discontinuance and writedown of a newly-developed mining machine product line, increases in inventory reserves related to the log loader business and litigation expenses. In 1996 the Company experienced a decline in international sales of asphalt plants of $25,447,000; however, the Company improved international asphalt plant sales in 1997 by $11,690,000.

                  Net  sales for 1997  were $265,365,000,
                  an increase of $43,952,000, or approximately 19.9% compared to 1996. The 1997 international sales increased by $20,593,000 (53.8%) to approximately $58,902,000 compared to
                  1996 international sales of $38,309,000. The 1997 international sales represented a return to within $63,000 of the 1995 international sales volume. The 1997 domestic sales increased from $183,104,000 to $206,463,000, or
                  $23,359,000, for a 12.8% increase from 1996. The increase in domestic sales is principally attributed to increased sales in asphalt plants and mobile equipment.

                  The increase in international sales was
                  attributed to all subsidiaries increasing their sales, with asphalt plants, mobile equipment and rock crushing equipment being the leaders. International sales by domestic subsidiaries in 1997 were 22.2% of total sales compared to 17.3% in 1996.

                  The  gross profit  margin was  24.3% in
                  1997 compared to 22.3% in 1996. The improvement was generated primarily from increased volumes in the asphalt plant and mobile equipment operations and efficiences being realized from capital expenditures made over the last few years.

                  In   1997,  selling,   general,   and
                  administrative expenses decreased to 13.6% of net sales from 15.8% of net sales in 1996. The volume increase in net sales, coupled with significant reductions in legal expenses from 1996, are the primary factors responsible for the decreased percentage.

                  Research  and development expenses
                  decreased to 1.4% of net sales in 1997 from 2.7% in the prior year. Research and development expenses decreased from 1996 to 1997 primarily because of the product development expenses related to the mining machine in 1996, which were approximately $2,300,000. The reduction in expenses, coupled with the increase in sales volume, impacted the percentage of research and development expenses to net sales.

                  Interest expense for  1997 increased to
                  .9% of sales from .8% of sales for 1996. The increase related primarily to borrowings required for the captive finance company, which completed its first full year of operations in 1997 and funds needed for the purchase of shares under the Company's dutch tender offer completed in May 1997.

                  Income   tax  expense  for   1997  was
                  $9,156,977,  or   39.9%  of  pre-tax  income,   compared  to
                  $2,673,000 for 1996, or 38.1% of pre-tax income.

                  The  backlog at  December 31,  1997 was
                  $61,387,000 (including $8,022,000 for Kolberg-Pioneer) compared to $54,298,000. This represents a 13.1% increase over 1996. The backlog without Kolberg-Pioneer at December 31, 1996 was $44,911,000. The increase is principally attributed to increased asphalt plant orders. The Company is unable to determine whether this increase in backlog was experienced by the industry as a whole or whether it reflects an increase of market share. While this backlog reflects a positive development, management does not believe this increase represents a trend, but is attributed to periodic fluctuations in sales volume given the nature of the Company's products and customers.

                  Results of Operations 1996 vs. 1995

                  Net income for 1996 was $4,345,000,
                  or $.43 per share, compared to net income of $4,560,000, or
                  $.45  per share, in  1995.   Net income
                  for  1995   included  losses  of   approximately  $4,279,000
                  relative to the Company's former German subsidiaries, Astec-
                  Europa and  Wibau-Astec, while pre-tax  income for  1996 was reduced by  approximately $3,000,000  due to  various fourth
                  quarter charges.   Net income  from domestic  operations was
                  $4,345,000 in  1996 compared  to $8,840,000  in 1995.   This
                  decrease was   principally attributed to  the fourth quarter
                  charges  taken in  connection  with  the discontinuance  and writedown of a newly-developed  mining machine product line, increases in inventory reserves related to the Company's log
                  loader business and  additional litigation expenses incurred by the Company.  The Company  also experienced a $25,447,000 decline in  international asphalt plant sales  from domestic
                  operations  from  1995   to  1996.    This   decline  had  a
                  significant  adverse impact  on  net income  for  1996.   In
                  addition, the Company experienced an  increase in income tax expense of approximately $870,000 in 1996 due to an increase in the effective income tax rate  applicable to the Company.
                  This also  contributed to  the decrease  in net  income from domestic operations for 1996.

                  Net sales for 1996 were $221,413,000, a
                  decrease of $21,188,000, or approximately 8.7% compared to 1995. Excluding sales of $24,748,000 related to German operations which were disposed of in 1995, 1996 sales increased by $3,560,000, or 1.6%, and domestic sales increased by $24,216,000 in 1996 compared to 1995. This increase in domestic sales is principally attributed to strong sales in mobile equipment, rock crushing equipment, a slight improvement in sales of trencher equipment and increased domestic sales of asphalt plants. However, this increase in domestic sales was offset by a $20,656,000 decrease in international sales, primarily as a result of a $25,447,000 decline in international sales of asphalt plants. International sales by domestic subsidiaries were 17.3% of total sales in 1996 compared to 24.3% of total sales in 1995.

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

                  Research and development expenses increased from 2.1% of net sales in 1995 to 2.6% in 1996. Excluding the German
                  operations,  research   and  development expenses  were  1.3%
                  in   1995.    This increase   in   1996   was   principally
                  attributed to the product development expenses related to a prototype mining machine.

                  Interest expense  for 1996 decreased to .8%-of sales from .9%
                  of  sales in 1995.  The  decrease   resulted  from   reduced
                  average borrowings and lower average interest rates during 1996.

                  Other  income  decreased  by  $5,076,000 from  1995 to  1996.
                  Excluding  German operations,   the  decrease   was   only
                  $525,000.     The  1995   other  income, excluding Germany,
                  included gains on the sale of fixed assets, primarily related to the sale of the former manufacturing facility operated by Telsmith, but no such comparable gains
                  occurred in 1996.  Income   tax   expense  for   1996   was
                  $2,673,000, or approximately 38.1% of pre-tax income, compared to $1,580,000, or approximately 25.7% of pre-tax income in 1995. The variance from the normal  corporate tax  rate in  1995 was  primarily
                  attributed to a lower effective  tax   rate  related to the
                  Company's  foreign   operations.  The Company  has
                  previously utilized  the majority    of     its  tax credit
                  carryforwards, therefore,the Company's tax rate for 1996 and subsequent years will approximate the normal corporate rate.

                  The  backlog at  December  31, 1996  was $44,911,000 compared to $34,751,000  at December 31, 1995,  representing a 29.2%
                  increase which was principally attributed to increased
                  domestic
                  asphalt plant orders.  The  Company is unable to determine
                  whether   this  increase   in backlog was experienced  by the
                  industry as a  whole  or whether  it reflects  an increase of
                  market share.   While  this backlog reflects a positive
                  development, management does not believe this increase
                  represents
                  a  trend,  but  is attributed to  periodic fluctuations  in sales  volume given the nature of  theCompany's products and
                  customers.   In contrast to the  strong domestic market,
                  international asphalt   plant   orders continue to  be slow
                  and unpredictable.  In an  effort  to improve  international
                  asphalt  plant  sales, the  Company  has reviewed its
                  international sales efforts and has located a salesman in
                  Singapore
                  to develop  that regional  market.   The Company  held   a
                  service   school  for Spanish-speaking customers in 1997.



      Liquidity and Capital Resources

                  Working   capital    increased   to
                  $71,459,000  at  December  31,   1997  from  $69,884,000  at
                  December 31, 1996.  The Company's debt-
                  to-equity ratio was .34 to 1.00 at December 31, 1997 and .33 to 1.00 at December 31, 1996. The Company's principal source of liquidity in 1997 was its borrowings under current and newly-obtained credit facilities.

                  Total short-term borrowings, including current maturities of long-term debt, were $500,000 at December 31, 1997 and $2,051,000 at December 31, 1996. Included in short-term borrowings at December 31, 1996 was a loan from the Company's Chief Executive Officer, Dr. J. Don Brock, dated
                  March 18,  1996, in the   amount   of   $1,078,000. The
                  principal and all accrued interest on the loan, calculated at the Company's current borrowing rate under its revolving credit facility with First Chicago NBD, was repaid to Dr. Brock on January 6, 1997. Long-term debt, less current maturities, was $35,230,000 at December 31, 1997 and $30,497,000 at December 31, 1996.

                  Major  items  impacting   the  borrowing include    business
                  combinations    of $22,383,000, the  purchase of  shares in
                  the 1997 dutch tender for $7,782,000 and capital expenditures
                  of   $9,044,000, offset   by    funds   generated    from
                  operations.

                  Capital   expenditures  of   $9,044,000, excluding those for
                  equipment leased to others, were  made in  1997 compared  to
                  capital   expenditures   in    1996   of $8,708,000.

                  The Company  has an  unsecured revolving credit loan
                  agreement
                  with First Chicago NBD.  The line of credit is $70,000,000.
                  This  credit facility  expires  November 22,  2002.     At
                  December 31, 1997, $23,230,000 of the line of credit was utilized. Principal covenants under the First Chicago credit agreement include (i) the maintenance of certain levels of net worth and compliance with certain net worth,
                  leverage and   interest coverage ratios, (ii) a limitation on
                  capital expenditures and rental expense, (iii) a  prohibition
                  against  dividends, and   (iv)   a  prohibition   on   large
                  acquisitions except upon  the consent of the  lenders.
                  The  Company   was  in compliance with all  financial
                  covenants related to the above loan agreement at December 31, 1997. As part of the Company's $70,000,000 revolving
                  credit facility, Astec Financial   Services,   Inc.     has
                  a segregated portion   of    up   to   a $30,000,000 line of
                  credit.  At December 31, 1997,  Astec Financial  Services had
                  utilized $680,000    of   this   line.  Advances under this
                  line are limited to "Eligible    Receivables" of Astec
                  Financial Services as defined  in  the credit agreement.
                  The Company and Astec Financial Services were in compliance with all financial covenants related to the line of credit at December 31, 1997.

                  In 1997, year-end trade receivables rose to  $33,946,000 from
                  $30,040,000   at 31, 1996. This increase  of  $3,906,000
                  reflects
                  the business combination which accounted for $4,913,000 of receivables at December 31, 1997. Inventory levels increased
                  $12,631,000 to $69,395,000 at  December 31, 1997 from
                  $56,764,000
                  at  December 31,  1996.   The  increase in  inventory
                  primarily    reflects    the    business combination    which
                  accounted    for $12,198,000   of    the   increase    at
                  December 31, 1997.

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

      Environmental Matters
                  Based  on information  available,
                  management believes the Company has no material reserve requirements for potential environmental liabilities.

      General
                  The Company recognizes the need to
                  ensure its operations will not be adversely impacted by Year
                  2000 software failures.   The term "Year 2000"  is a general
                  term used to  describe the various problems  that may result from  the improper  processing of  dates and  date-sensitive
                  calculations by  computers and other  machinery as  the year
                  2000 is  approached and reached.   These  problems generally
                  arise  from  the fact  that  most  of the  world's  computer hardware and software have historically used only two digits to  identify the  year in  a  date, often  meaning that  the computer will fail to distinguish dates  in the "2000s" from dates in the  "1900s."  Software failures  due to processing errors potentially arising from  calculations using the Year
                  2000 date are a known risk.

                  During the first quarter of 1998,the
                  Company commenced a Year 2000 project to address all necessary code changes, testing and implementation. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance. Although the total cost of compliance and its effect on the Company's future results of operations is impossible to project at this time, the Company is attempting to determine the total costs and effect on results of operations as part of the project. Total costs associated with the Year 2000 issue have been immaterial to date but may be material in the future. The ultimate cost is subject to a number of uncertainties beyond the Company's control, including the availability of consultants and sufficient personnel to deal with the issue and the ability to locate and correct all relevant computer codes.

                             FORWARD-LOOKING STATEMENTS

      The Company may, from time to time, make forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to shareholders. Statements made in this annual report on Form 10-K, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based on management's belief as of the date thereof, as well as assumptions made by, and information currently available to management, pursuant to "safe harbor_ provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: the effects of future economic conditions; the amount of federal, state and local governmental revenues to support road building and related activities; and the effects of competition in the design, engineering and manufacturing of equipment and components used in road building and various other construction activities. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.


      CONSOLIDATED BALANCE SHEETS
                                                          December 31,
                                                  1997             1996
      Assets
      Current assets:
      Cash and cash equivalents Note 1            $2,926,294     $  3,382,484
      Trade  receivables  less  allowance  for
      doubtful accounts of $1,342,000 in 1997
      and $1,267,000 in 1996                      33,945,574       30,039,813
      Finance receivables Note1                   44,074,230        3,371,513
      Notes and other receivables                    751,235        1,191,223
      Inventories Note 1, 4                       69,395,351       56,764,085
      Prepaid expenses                             1,985,197        1,967,999
      Refundable income taxes                                       2,071,063
      Deferred tax asset Note 9                    5,536,666        5,534,950
      Other current assets                             7,550            4,169
      Total current assets                       118,622,097      104,327,299
      Property and equipment, net Note 5          61,605,153       54,317,352
      Other assets:
      Goodwill                                     8,226,831        5,285,051
      Finance receivables Note 14                    670,801        1,854,443
      Notes receivable                             1,261,985          320,000
      Deferred tax asset Note 9                      711,987          442,458
      Other                                        1,144,245        1,306,113
      Total other assets                          12,015,849        9,208,065
      Total                                     $192,243,099     $167,852,716

      Liabilities and Shareholders' Equity
      Current liabilities:
      Current maturities of  long-term
       debt Note 7                              $    500,000     $  2,051,003
      Accounts payable                            21,421,882       14,613,782
      Customer deposits                            6,464,842        2,150,852
      Accrued product warranty                     3,206,372        2,364,705
      Accrued payroll and related
       liabilities                                 6,049,429        3,503,080
      Income taxes payable                           809,384
      Deferred tax liability Note 9                  275,687          173,388
      Accrued insurance                            2,242,447        2,672,274
      Amounts payable in  business
        combination  Note 2                                         2,405,145
      Liabilities related to abandoned
        subsidiary Note 3                            360,760          593,886
      Other accrued liabilities                    5,832,716        3,915,162
      Total current liabilities                   47,163,519       34,443,277
      Long-term debt, less
        current maturities Note 7                 35,230,000       30,496,734
      Deferred tax liability Note 9                3,216,948        2,838,024
      Deferred retirement costs Note 8               320,314          544,911
      Other                                          700,155          136,842
      Total liabilities                           86,630,936       68,459,788
      Shareholders' equity: Note 1,11
      Preferred stock - authorized  2,000,000
       shares of $1.00 par value; none issued
      Common  stock  -  authorized  20,000,000
       shares of $.20 par  value; issued
       and outstanding - 10,111,199  in 1997
       and 10,101,199  in 1996                     2,022,240        2,020,240
      Additional paid-in capital                  52,043,830       51,980,855
      Retained earnings                           60,096,397       46,286,983
      Minimum pension liability adjustment                           (127,150)
                                                 114,162,467      100,160,928
      Less common stock in treasury at cost -
       790,619 shares in 1997 and 64,000
       shares in 1996                             (8,550,304)        (768,000)
      Total shareholders' equity                 105,612,163       99,392,928
      Total                                     $192,243,099     $167,852,716

      See  Notes   to  Consolidated  Financial Statements.



      CONSOLIDATED STATEMENTS OF INCOME
                                             Year Ended December 31,
                                     1997            1996          1995
      Net sales                      $265,365,312    $221,412,796  $242,601,351
      Cost of sales                   200,872,181     172,147,913   192,844,160
      Gross profit                     64,493,131      49,264,883    49,757,191
      Selling, general and
        administative expenses         36,124,728      35,081,800    34,325,974
      Research and development
        expenses                        3,706,909       5,867,909     5,128,495
      Patent suit damages and expenses                    263,978       699,222
      Loss on abandonment of foreign
        subsidiary Note 3                                             7,037,105
      Income from operations           24,661,494       8,051,196     2,566,395
      Other income (expense):
        Interest expense               (2,397,902)     (1,656,466)   (2,125,261)
        Interest income                   259,388         386,646       565,724
        Other income - net                347,253         247,434     2,685,161
      Gain on sale of foreign
        subsidiary Note 2                                             2,448,551
      Equity in income (loss) of joint
        venture Note 1                     96,158         (10,652)
      Income before income taxes       22,966,391       7,018,158     6,140,570
      Income taxes Note 9               9,156,977       2,673,282     1,580,210
      Net income                     $ 13,809,414     $ 4,344,876    $4,560,360

      Earnings per Common Share

      Net income:
        Basic                        $       1.45     $       .43    $      .45
        Diluted                              1.42             .43           .45

      Weighted average number of
        common shares outstanding Note 1:
        Basic                           9,555,940      10,047,442    10,071,931
        Diluted                         9,726,096      10,158,658    10,195,917


      See Notes to Consolidated Financial Statements.

      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                               Foreign
                                                 Additional    Currency                 Pension        Common
                    Common Stock                 Paid-in       Translation  Retained    Liability      Stock in
                    Shares Note 1    Amount      Capital       Adjustment   Earnings    Adjustment     in  Treasury
Balance
December 31, 1994   10,001,831       $2,000,366  $50,900,908   $89,975      $37,381,747
Issuance of
 common stock           90,368           18,074    1,039,672
Change during year                                             (89,975)
Net income                                                                    4,560,360
Balance
 December 31, 1995   10,092,199        2,018,440    51,940,580                41,942,107
Issuance of
 common stock             9,000            1,800        40,275
Common stock
 acquired for treasury
 - 64,000 shares                                                                                          $ (768,000)
Minimum pension liability
  adjustment                                                                               $(127,150)
Net income                                                                     4,344,876
Balance
 December 31, 1996   10,101,199        2,020,240    51,980,855                 46,286,983   (127,150)       (768,000)
Issuance of
 common stock            10,000            2,000        62,975
Common stock
 acquired for treasury
 - 726,619 shares                                                                                         (7,782,304)
Minimum pension liability
 adjustment                                                                                  127,150
Net income                                                                     13,809,414
Balance
 December 31, 1997   10,111,199       $2,022,240   $52,043,830  $   0         $60,096,397   $      0      $(8,550,304)

See Notes to Consolidated Financial Statements.


      CONSOLIDATED STATEMENTS OF CASH FLOWS
      Cash Flows From Operating Activities
                                                   Year Ended December 31,
                                     1997             1996           1995
      Net income                     $ 13,809,414     $  4,344,876   $4,560,360
      Adjustments to reconcile net
       income to net cash provided
       by operating activities:
       Depreciation and amortization    6,944,918        5,812,723    5,697,862
       Provision for doubtful accounts    272,578          157,183      533,136
       Provision for inventory reserves   418,906        1,231,828    1,196,876
       Provision for warranty           2,811,009        3,018,990    3,194,240
       Foreign currency translation
        adjustment                                                     (74,519)
       (Gain) loss on sale of
        fixed assets                      747,112           59,118    (263,195)
       (Gain) on sale of finance
        receivables                      (663,516)         (67,492)
      Equity in (income) loss of joint
         venture                          (96,158)          10,652
        Gain on sale of foreign subsidiary                          (2,448,551)
        Loss on abandonment of foreign
         subsidiary                                                  7,037,105
      (Increase) decrease in:
        Receivables                     1,005,946       (3,855,177) (2,551,526)
        Inventories                    (1,833,029)      (1,353,245) (5,921,052)
        Prepaid expenses                   (2,010)        (991,145) (2,071,266)
        Deferred tax asset                209,978        1,349,773     413,524
        Other assets                      261,094          196,607    (993,322)
      Increase (decrease) in:
        Accounts payable                3,867,396       (1,383,256)  6,062,733
        Customer deposits               4,285,052       (2,838,705) (1,211,925)
        Accrued product warranty       (2,143,242)      (3,127,860) (3,433,374)
        Income taxes payable            2,880,447          270,786  (1,117,518)
        Other accrued liabilities       1,885,445       (3,723,984) (2,373,657)
      Total adjustments                20,851,926       (5,233,204)  1,675,571
      Net cash (used) provided by
        operating activities           34,661,340         (888,328)  6,235,931
      Cash Flows from Investing Activities
      Proceeds from sale of property
        and equipment - net               459,024        1,202,335     953,766
      Expenditures for property
        and equipment, including those
        for equipment
        leased to others              (25,339,464)      (8,707,987) (15,159,921)
      Additions to finance
        receivables                   (13,480,827)      (8,333,293)
     Collections of finance
        receivables                     1,349,934          536,089
      Proceeds from sale of finance
        receivables                    28,170,400        2,638,739
      Cash received in connection
        with sale of subsidiary                                         (36,687)
      Cash balance abandoned
        w/subsidiary                                                   (203,643)
      Additions to notes
        receivable                       (116,536)         (60,000)
       Repayments on notes receivable      758,076          901,233      95,256
      Investment in joint venture                         (100,000)
      Cash payments in connection
        with business combination, net
        of cash acquired              (22,383,071)         164,794    (834,591)
      Net cash (used) by investing
        activities                    (30,582,464)    (11,758,090) (15,185,820)

      See  Notes   to  Consolidated  Financial Statements.

                                                      Year Ended December 31,
                                      1997             1996          1995
      Cash Flows From Financing Activities
      Purchase of treasury shares     $(7,782,304)     $  (768,000)
      Proceeds from issuance of
        common stock                       64,975           42,075   $    9,750
      Net borrowings under
        revolving credit loan           9,908,000       11,680,000    1,495,000
      Principal repayments of
        industrial bonds, loans
        and notes payable              (6,725,737)      (1,027,023)  (1,523,213)
      Proceeds from debt and
        notes payable                                    2,968,780    1,629,978
      Net cash provided (used) by
        financing activities           (4,535,066)      12,895,832    1,611,515
      Increase (decrease) in cash and
        cash equivalents                 (456,190)         249,414   (7,338,374)
      Cash and cash equivalents,
        beginning of period             3,382,484        3,133,070   10,471,444
      Cash and cash equivalents
        end of period                $  2,926,294    $   3,382,484  $ 3,133,070


      Supplemental Cash Flow Information

      Cash paid during the year for:
      Interest                       $  2,369,389    $   1,572,642  $1,800,598
      Income taxes                   $  8,142,405    $   3,466,100  $5,088,465

      Excluded from the Consolidated
       Statements of Cash Flows were
       the following effects of non-cash
       investing and financing activities:

      Non-cash business combination:
       Investment in subsidiary                       $   2,405,145
       Accrued liability                                 (2,405,145)

      Non-cash transfer of assets:
       Trade receivables                              $   1,200,000
       Notes receivables                                 (1,200,000)

      Capital stock issued for purchase
       of subsidiary:
       Investment in subsidiary                                      $1,047,996
       Capital stock                                                    (17,467)
       Additional paid-in capital                                    (1,030,529)

      Non-cash purchase of assets:
       Property, plant and equipment                                 $  547,587
       Accrued liability                                               (547,587)

      Non-cash assets assumed in
       connection with recourse
       customer financing:
       Notes receivables                                             $  369,229
       Inventory                                                       (369,229)

      See  Notes  to  Consolidated  Financial  Statements.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For the Years Ended December 31, 1997, 1996 and 1995

      1. Summary of Significant Accounting Policies
         Basis of Presentation - The consolidated financial statements include
         the accounts of Astec  Industries, Inc.  and  its subsidiaries.   The
         Company's wholly-owned subsidiaries at December 31, 1997 are as follows:

         Astec, Inc.                       Production Engineered Products, Inc.
         Astec Financial Services, Inc.    Roadtec, Inc.
         CEI Enterprises, Inc.             Telsmith, Inc.
         Heatec, Inc.                      Trencor, Inc.
         Kolberg-Pioneer, Inc.

         All significant intercompany transactions have been eliminated in consolidation.

         The Company's investment in  a 50% owned joint   venture,  Pavement
         Technology, Inc., is accounted for on an equity basis. As discussed in Notes 2 and 3, the Company sold Wibau-Astec Maschinenfabrik GmbH ("Wibau-Astec") and abandoned Gibat Ohl Ingenieurgesellschaft fur Anlagentechnik ("Gibat Ohl") in 1995.

         Use of  Estimates -  The preparation  of the financial  statements in
         conformity with   generally   accepted   accounting principles
         requires management to  make estimates  and assumptions  that  affect
         the amounts  reported  in the  financial statements   and
         accompanying notes. Actual results could differ from those estimates.

         Cash Equivalents - The Company considersall highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

         Inventories - Inventories (excluding used equipment) are stated at the lower of first-in, first-out cost or market. Used equipment inventories are stated on the specific unit cost method, which in the aggregate is less than market.

         Property and Equipment - Property and equipment is stated at cost. Depreciation is calculated for financial reporting purposes using the
         straight-line  method  based   on  the  estimated useful lives  of the
         assets as follows: buildings (40 years) and equipment (3 to 10 years). Both accelerated and straight-line methods are used for tax reporting purposes.

         Goodwill  -   Goodwill  represents   the excess of  cost over  the
         fair value of net assets  acquired.   Goodwill amounts are being
         amortized using the straight-line method over 20 years. Additions to goodwill reflect the purchase of assets and liabilities by Kolberg-Pioneer, Inc. in 1997 and the purchase of Production
         Engineered  Products,   Inc.  in   1996.  Accumulated amortization
         balances netted against goodwill were $1,320,000 and $1,040,000 at December 31, 1997 and 1996, respectively.

         Product Warranty - The Company provides product warranties against defects in materials and workmanship for periods ranging from
         ninety  days  to one  year following the  date of sale.   Estimated
         costs of product warranties are charged to cost of sales in the period of the sale.

         Income Taxes - The  Company accounts for income taxes using  the
         liability method in   accordance   with    Statement   of
         Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes.

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

         Advertising  Expense -  The   cost  of advertising  is  expensed  as
         incurred.  The    Company   incurred    $2,054,000, $2,661,000 and
         $2,199,000 in advertising costs  during   1997,  1996   and  1995,
         respectively.

         Foreign Currency Translation - The financial statements of foreign subsidiaries have been translated into U.S. Dollars in
         accordance    with   SFAS    No.   52,    Foreign   Currency
         Translation.     All  balance   sheet
         accounts  have been  translated using  the exchange  rate in
         effect at the balance sheet date.   Income statement amounts
         have been translated using the average exchange rate for the
         year.    Translation gains  and  losses  resulting from  the
         changes in exchange rates from year to year have been reported separately as a component of shareholders' equity.

        Stock Based Compensation - The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the
        fair value of  the shares  at  the  date  of  grant.    The Company
        accounts for  stock options  in accordance  with  APB  Opinion  No.  25,
        Accounting for Stock Issued to Employees and,    accordingly,
        recognizes no compensation   expense  for   the  stock option grants.
        The Company adopted SFAS No.  123,   Accounting  for  Stock-based
        Compensation, in 1996 and is utilizing the disclosure only option permitted by the statement. See Note 11.

        Earnings Per Share - In 1997, the Financial  Accounting Standards
        Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with
        basic and diluted  earnings per share.   Unlike primary earnings per
        share, basic earnings per share excludes any   dilutive   effects   of
        options, warrants  and   convertible  securities.  Diluted  earnings
        per share  is  very similar to the previously reported fully diluted
        earnings per   share.     All earnings  per  share   amounts  for  all
        periods have been presented, and where appropriate, restated to conform to the requirements of SFAS No. 128.

        The  following  table   sets  forth  the computation   of   basic   and
        diluted earnings per share:

                                                 Year Ended December 31,
                                  1997              1996            1995
      Numerator:
        Net income                $13,809,414       $4,344,876      $4,560,360
      Denominator:
       Denominator for basic
        earnings per share          9,555,940       10,047,442      10,071,931
      Effect of dilutive securities:
        Employee stock options        170,156          111,216         123,986
      Denominator for diluted
        earnings per share        $ 9,726,096      $10,158,658     $10,195,917

      Earnings per common share:
        Basic                     $1.45            $.43               $.45
        Diluted                   $1.42            $.43               $.45

        Impairment of Assets - In 1995, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived
        Assets to be Disposed of.   SFAS  No. 121  requires impairment losses
        to  be  recorded  on  long-lived assets  used  in  operations,
        including goodwill  and  other intangible  assets, when   indicators of
        impairment are present and the  undiscounted cash flows estimated to be
        generated by  those assets   are  less   than  the   assets' carrying
        amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. During 1995, events and circumstances indicated that approximately $4,400,000 of assets of the Company's subsidiary, Astec-Europa might be impaired. As further discussed in Note 3, these assets were written off in
        connection   with  the abandonment  of Astec-Europa.

        Reclassifications - Certain amounts for 1996 have been reclassified to conform with the 1997 presentation.

        Accounting Policies Not Yet Adopted - In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income and Statement No. 131, Disclosures about Segments of an Enterprise and Related
        Information.       Statement   No.   130 establishes standards  for the
        reporting and display of  comprehensive income and
        its components in a  full set of general purpose financial statements.
        Statement No.   131    generally   requires   that companies report
        segment information for operating  segments  which  are  revenue
        producing   components  and   for  which separate   financial
        information   is produced internally.

        The  Company plans to  adopt Statement No. 130 and Statement No. 131 in
        1998, but has not yet    Accounting Policies completed   its
        analysis of the  impact, if any, that Statement  No. 131 may
        have on its financial statements.   Statement No. 130  is not
        anticipated to have a material impact when adopted by the Company.

      2.Business Combinations
        On December 2, 1997, the Company acquired certain assets and liabilities of the Construction Equipment Division of Portec, Inc. for $19,978,176 in cash. The transaction was accounted for as a purchase and, accordingly, the operating results of the new company,  Kolberg-Pioneer, Inc. ("K-P"), have  been included in the  Company's consolidated statements of income from the
        effective  date  of  acquisition.    That  portion  of  the
        purchase price  in excess  of the fair  market value  of the assets  acquired  was  recorded as  goodwill  and  is  being amortized using the straight-line method over 20 years.  The
        purchase   was  initially   financed  under   the  Company's
        revolving credit agreement but was structured in such a way to allow the utilization of industrial revenue bonds in the future.

        In connection with the acquisition, the
        Company and K-P entered into an equipment lease with First Chicago NBD under which the Company and K-P lease machinery and equipment. The terms of the equipment leases range from 36 to 84 months, with total monthly lease payments of approximately $69,000. These are included in the lease commitments in Note 6.

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

        On  February  28,  1995,  the  Company
        acquired the operating assets and liabilities of Trace Industries, Inc., a New Mexico corporation doing business as
        CEI Enterprises  ("CEI"), in exchange  for 87,333  shares of the  Company's common  stock and  approximately $852,000  in
        cash.     The   operations  of   CEI-are  included   in  the
        consolidated statements of income from the effective date of
        acquisition.    The  transaction  was  accounted  for  as  a
        purchase and the purchase  price of approximately $1,900,000 was allocated to  the net tangible assets  acquired based on the  estimated fair  market value  of  the assets  acquired.
        That portion  of the  purchase price in  excess of  the fair market value  of CEI's net  tangible assets was  recorded as goodwill  and is  being  amortized  using the  straight-line method over 20 years.
        A summary of the  net assets acquired is as follows:
                                   K-P              PEP                 CEI
       Current assets              $16,530,866      $1,292,161     $1,035,148
       Property, plant and
         equipment                   4,714,500         551,289        243,877
       Other assets                  1,035,735
       Current liabilities          (5,032,911)       (243,511)      (768,647)
       Other liabilities              (492,000)     (1,094,453)       (39,683)
       Goodwill                      3,221,736       1,734,865      1,411,892
       Net assets acquired
         excluding cash             19,977,926       2,240,351      1,882,587
       Cash                                250         164,794      17,413
       Net assets acquired         $19,978,176      $2,405,145      $1,900,000

       The   following
       unaudited  pro  forma   summary  presents  the  consolidated
       results of operations as if the acquisitions discussed above had occurred at the beginning of the period preceding the
       acquisition.   The  unaudited pro  forma  results have  been
       prepared for comparative purposes only and do not purport to be indicative of the results that would have occurred had the acquisitions taken place at the beginning of the periods presented or of results which may occur in the future.

                                                  Year Ended December 31,
                                  1997              1996           1995
       Net sales                  $300,336,000      $257,913,000   $247,256,000
       Income from operations       26,363,000        10,372,000      6,303,000
       Net income                   14,917,000         5,459,000      4,630,000
       Per common share outstanding:
         Basic                    $       1.56      $        .54   $        .46
         Diluted                  $       1.53      $        .54   $        .46

       Effective June 30, 1995, the Company sold Wibau-Astec to Wirtgen Gesellschaft mit beschrankter Haftung for approximately $1,109,000. For the six months ended June 30, 1995, Wibau-Astec had a net loss of approximately $688,000. The Company realized a gain of approximately $2,449,000 on the sale of Wibau-Astec.


      3.Abandonment of Foreign Subsidiary
        During    1995, the Company's subsidiary, Astec-Europa,  incurred a net loss of approximately $2,354,000 and had a negative net worth at December 31, 1995.  The  Company determined that it would no longer support Astec-Europa and on February 9, 1996, Astec-Europa management filed a request for bankruptcy in
        Germany.  Due  to its decision to  abandon Astec-Europa, the
        Company  has not  recovered any  amounts  related to  Astec-
        Europa's assets nor has it been required to liquidate Astec-
        Europa's liabilities  except to the extent  such liabilities were guaranteed by the Company.  Accordingly, Astec-Europa's assets and liabilities at December 31, 1995 were adjusted to liquidation basis values. This, along with the write-off of the Company's  investment in Astec-Europa and  the remaining
        goodwill  associated  with   Astec-Europa  of  approximately
        $3,911,000 resulted in a total write-off related to the abandonment of approximately $7,037,000 before tax and
        $3,683,000  after tax.   Total  losses  recognized in  1995,
        including  net   loss  from  operations  and   the  loss  on
        abandonment,  related  to  Astec-Europa  were  approximately
        $9,945,000 before tax or $6,037,000 after tax.

      4. Inventories
         Inventories  consisted of the following:

                                                         December 31,
                                                   1997            1996
         Raw materials and parts                   $27,986,696    $23,541,508
         Work-in-process                            15,920,137      9,038,158
         Finished goods                             19,911,602     16,994,736
         Used equipment                              5,576,916      7,189,683
         Total                                     $69,395,351    $56,764,085

      5. Property and Equipment
         Property and equipment consisted of the following:

                                                          December 31,
                                                   1997           1996
         Land, land improvements and buildings     $42,659,308    $38,161,554
         Equipment                                  48,175,111     41,217,853
         Less accumulated depreciation             (31,339,876)   (26,829,232)
         Land, buildings and equipment - net        59,494,543     52,550,175
         Rental property:
         Equipment                                   2,517,574      2,004,118
         Less accumulated depreciation                (406,964)      (236,941)
         Rental property - net                       2,110,610      1,767,177
         Total                                     $61,605,153    $54,317,352

      6. Leases
         The  Company leases  certain land,  buildings and equipment which are
         used in  its operations.   Total  rental  expense  charged to
         operations under operating leases was approximately $1,569,000, $1,272,000 and $1,213,000 for the years ended December 31, 1997,
         1996 and 1995, respectively.

         Minimum  rental   commitments  for   all noncancelable operating
         leases at  December 31,  1997 are as follows:
                                                   1998         $  1,742,000
                                                   1999            1,456,000
                                                   2000            1,202,000
                                                   2001              208,000
                                                   2002 and beyond    21,000

         The Company also leases equipment to customers under short-term contracts generally ranging from two months to forty-eight months. Rental income under such leases was $1,181,000, $2,073,000 and $1,630,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

         Minimum rental payments to be received for equipment leased to others at December 31, 1997 are as follows:
                                                   1998             $ 322,000
                                                   1999               208,000
                                                   2000               178,000
                                                   2001                33,000

      7.Long-term Debt
        Long-term  debt consisted of the following:

                                                          December 31,
                                                   1997            1996
      Revolving credit loan of
        $70,000,000 available through
        November 22, 2002 at interest
        rates from 6.6% to 8.25%
        at December 31, 1997                       $23,230,000
      Revolving credit loan of $22,000,000
        at interest rates from 6.69% to 8.0%
        at December 31, 1996                                       $13,322,000
      Revolving  credit  loan at  an  interest
        rate of prime, which was  8.25% at
        December 31,1996                                             2,508,000
      Loans payable maturing  at various dates
        through 2000  at interest  rates
        from 8.0%  to 9.25%                                          2,639,307
      Industrial Development Revenue Bonds
        payable in annual installments through
        2006  at   weekly  negotiated  interest
        rates                                        4,500,000       5,000,000
      Industrial Development Revenue Bonds due
        in 2019  at   weekly  negotiated  interest
        rates                                        8,000,000       8,000,000
      Loan payable to related party at an
        interest rate of  prime less a quarter,
        which was 8.0% at December 31, 1996                          1,078,430
      Total long-term debt                          35,730,000      32,547,737
      Less current maturities                          500,000       2,051,003
      Long-term debt less current maturities       $35,230,000     $30,496,734

      The Company has  a $70,000,000 revolving line  of  credit with  First
      Chicago NBD.  The agreement contains   borrowing  sub-limits   which
      allow the Company and its subsidiary, Astec Financial Services, Inc., to borrow up to $50,000,000 and $30,000,000 respectively, not to exceed the total commitment amount. Advances under Astec Financial's
      sub-limit are limited to eligible receivables   as  defined   in  the
      agreement.
      Amounts outstanding under the agreement bear interest, at the Company's option, at a rate from .25% below prime to prime plus .50%, or from .75% to 2.00% above the London Interbank Offering Rate. The interest rate applied to borrowings is based upon a leverage ratio,
      calculated quarterly, as defined  by the credit  agreement.   The credit
      agreement contains certain restrictive  covenants  relative  to operating  ratios  and capital expenditures  and  al  the
      payment  of dividends.   This agreement replaced two  separate revolving
      credit facilities  with an aggregate   availability  of $37,000,000.
      The former agreements also bore interest at rates based on prime or LIBOR and contained certain restrictive covenants similar to those in the new agreement.

      Loan   payable  to   related  party   at December 31, 1996 was  a note
      payable to the Company's Chief Executive Officer. Interest expense related to this note for 1996 was calculated at the Company's current bank borrowing rate and was approximately $1,580 in 1997
      and $73,000 in  1996.   This loan  was  paid off  in January 1997.

      The aggregate of all maturities of long-term debt in each of the next five years is as follows:
                                                1998                 $500,000
                                                1999                  500,000
                                                2000                  500,000
                                                2001                  500,000
                                                2002 and beyond    33,730,000

      For 1997, the weighted average interest rate on short-term borrowings, which includes current maturities of Industrial Revenue Bonds, was 3.90%.

      8. Retirement Benefits
      The Company
      provides  a deferred  savings  plan  ("Savings Plan")  under
      Section 401(k) of the Internal Revenue Code, under which substantially all employees of the Company and its subsidiaries are eligible to participate. The Savings Plan provides that the Company match is an amount equal to 50% of employee savings subject to certain limitations or 30% of employee savings, subject to certain limitations, for employees of Kolberg-Pioneer, Inc. The total expense for such matching was approximately $856,000, $799,000 and $777,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

      Telsmith,  Inc. sponsors  a defined
      benefit pension plan covering certain employees hired prior to October 14, 1987 who have chosen not to participate in the Company's 401(k) savings plan. The benefit is based on years of benefit service multiplied by a monthly benefit as specified in the plan. The Company's funding policy for its pension plans is to make the minimum annual contributions required by applicable regulations.

      A reconciliation of the funded status of
      the Plan,  which is based on  a valuation date  of September
      30, with amounts   reported  in   the   Company's
      consolidated balance sheets, is as follows:

                                                     Year Ended December 31,
                                                     1997           1996
      Actuarial present value of
        benefit obligations:
        Vested                                       $3,179,694     $3,039,628
        Nonvested                                        94,386         88,965
      Accumulated benefit obligation                 $3,274,080      3,128,593
      Projected benefit obligation                   $3,274,080      3,128,593
      Plan assets at fair value                       2,982,882      2,583,682
      Projected benefit obligation in excess
        of plan assets                                  291,198        544,911
      Unrecognized net gain (loss)                      138,707       (127,150)
      Prior service cost not yet recognized
        in net periodic pension cost                   (109,591)      (129,205)
      Additional liability                                             256,355
      Pension liability in the consolidated
        balance sheets                               $  320,314      $ 544,911


      Net periodic pension cost for 1997, 1996 and  1995 included the following components:
                                              Year Ended December 31,
                                       1997            1996           1995
      Service cost - benefits earned
        during the period              $ 15,382        $ 20,986       $ 24,585
      Interest cost on projected
        benefit obligation              222,812         227,815        219,465
      Actual return on plan assets     (623,731)       (122,607)      (238,493)
      Net amortization and deferral     417,295         (84,816)        (6,682)
      Net expense (income)             $ 31,758        $ 41,378       $ (1,125)

      The weighted average  discount rate used in  determining the actuarial
      present value   of   the  projected      benefit obligation  was  7.5%
      at  September  30, 1997 and  1996.  The  expected long-term rate of  return on  assets was  9.0% for the years ending September 30,
      1997 and 1996.  Plan   assets  are   primarily comprised   of corporate
      equity and corporate   and   U.S.   Treasury   debt securities.

      In  addition  to  the  retirement  plans discussed  above, the Company
      has  an unfunded  post-retirement   medical  and  life  insurance plan
      covering employees of  its Telsmith, Inc. subsidiary  and retirees  of
      its  former  Barber-Greene subsidiary.   The plan is  accounted for
      under the provision of SFAS No. 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions. The accumulated post-retirement benefit obligation ("APBO") at adoption was approximately
      $674,000   and  is  being amortized over 20 years.

      The accumulated post-retirement benefit obligation and the amount recognized in the Company's consolidated balance sheets is as follows:

                                                            December 31,
                                                     1997             1996
      Accumulated post-retirement
        benefit obligation:
          Retirees                                   $271,235         $241,700
          Active employees                            499,068          471,000
                                                      770,303          712,700
          Unamortized transition obligation          (504,500)        (538,200)
          Unrecognized net gain                         2,875           64,100
          Accrued post-retirement benefit cost       $268,678         $238,600
        Net  periodic   post-retirement  benefit cost included the following
        components:
                                                            December 31,
                                                     1997             1996
        Service cost                                $ 56,468          $ 64,700
        Interest cost                                 55,241            48,300
        Amortization of transition obligation         33,700            33,700
        Amortization of net gain                      (1,473)
        Net expense                                 $143,936          $146,700

        A  discount rate  of  7.0%  was used  in calculating the APBO.   The
        APBO assumes a 7.5% increase in per capita health care costs decreasing gradually to 5.5% for years 2001 and later. A 1% increase in the
        medical  inflation  rate  would increase  the   APBO  by
        approximately $42,000 and the expense by approximately $7,700.

      9. Income Taxes
        For  financial reporting purposes, income before income taxes includes the following components:
                                               Year Ended December 31,
                                      1997           1996           1995
         United States                $22,738,605    $ 6,655,652  $16,497,616
         Foreign:
           License income                 227,786        362,506      277,855
           Loss from foreign subsidiaries                          (3,597,796)
           Loss on abandonment                                     (7,037,105)
           Income before income
              taxes                   $22,966,391    $7,018,158   $ 6,140,570

           The   provision  for income taxes consisted of the following:
                                             Year Ended December 31,
                                       1997           1996           1995
       Current                         $9,264,743     $1,416,242     $1,166,956
       Deferred provision (benefit)        (107,766)     1,257,040      413,254
       Total provision for income taxes  $9,156,977     $2,673,282   $1,580,210

       A reconciliation of the provision for income taxes at the statutory rate to those provided is as follows:

                                             Year  Ended December 31,
                                      1997          1996           1995
       Tax at statutory rates         $8,038,237    $2,386,174     $2,087,794
       Effect of utilization of net
         operating loss carryforwards
         net of alternative minimum
         tax                                                       (1,344,000)
       Benefit from foreign
         sales corporation              (360,000)     (125,000)      (327,000)
       State taxes, net of federal
         income tax benefit              912,000       424,000        522,000
       Income taxes of
         other countries                  38,000        20,000       (553,000)
       Loss from foreign
         operations                                                  (413,000)
       Recognition of deferred
         tax asset                                                  1,827,000
       Other items                       528,740       (31,892)      (219,584)
       Income taxes                   $9,156,977    $2,673,282     $1,580,210

       At December 31, 1997, the Company  had long-term capital loss
       carryforwards of approximately $80,000 expiring in 2000.   As a result
       of utilizing the net operating loss carryforwards, net income from continuing operations increased by approximately $.13 for the year ended December 31, 1995.

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

       At December 31, 1997, the Company had deferred tax assets of approximately $6,248,700, and deferred tax liabilities of approximately $3,492,000, related to temporary differences and tax loss carryforwards. At December 31, 1996, a valuation allowance of approximately $241,000 was recorded. This valuation allowance offsets the deferred tax asset relative to capital loss  carryforwards. Due to the uncertainty of the utilization
       and expected utilization of these carryforwards,   the  Company
       determined  that a valuation  allowance was necessary for this item.
       The change in valuation allowance in 1997 is due to the utilization of the capital loss carryfowards.

       Significant components of the Company's deferred tax liabilities and assets are as follows:
                                                   Year Ended December 31,
                                                   1997            1996
       Deferred tax assets:
         Inventory reserves                        $1,878,300      $1,556,000
         Warranty reserves                          1,098,400         898,000
         Accrued insurance                            820,800         864,000
         Bad debt reserves                            507,000         479,000
         Other accrued expenses                     1,695,700       1,428,000
         Alternative minimum tax credit                98,500         560,000
         Other credit carryforwards                   150,000         433,000
         Total deferred tax assets                  6,248,700       6,218,000
       Deferred tax liabilities:
         Property and equipment                     3,176,300       2,793,000
         Other                                        316,300         218,000
       Total deferred tax liabilities               3,492,600       3,011,000
       Net deferred tax assets                      2,756,100       3,207,000
       Valuation allowance                                           (241,000)
       Deferred tax asset                          $2,756,100      $2,966,000

      10. Contingencies
       Management has reviewed all claims and lawsuits and, upon the advice of counsel, has made provision for any estimable losses; however, the Company is unable to predict the ultimate outcome of the outstanding claims and lawsuits.

       Recourse  Customer Financing  - Certain customers   have  financed
       purchases   of  the   Company's products  through  arrangements  in
       which  the  Company  is contingently   liable   for    customer debt
       aggregating approximately $1,793,000 and $4,618,000 at December 31,
       1997 and  1996, respectively.    These  obligations average  five years
       in duration and have minimal risk.

       Other - The Company is contingently liable for letters of credit of approximately $12,993,000 issued for bid bonds and performance bonds. Astec Financial Services, Inc. has sold both finance and operating leases with limited recourse, subject to elimination of recourse responsibilities through remarketing of equipment. The limited recourse would not exceed 15% of the purchase price.

      11. Shareholders' Equity
       The  Company
       has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is generally recognized.

       The Company has reserved 300,000 shares of common stock under the 1986 Stock Option Plan and 500,000 shares of common stock under the 1992 Stock Option Plan for issuance upon exercise of non-qualified options and incentive options to officers and employees of the Company and its subsidiaries at prices determined by the Board of Directors. All options granted have ten-year terms and vest and become fully exercisable immediately or within one year of the grant date.

       Pro  forma  information   regarding  net income   and  earnings per
       share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair
       value method  of  that Statement.   The  fair  value for  these options
       was estimated  at  the date  of grant  using   a  Black-Scholes   option
       pricing   model   with   the   following weighted-average assumptions
       for  1995, 1996 and  1997, respectively;  risk-free interest  rates of
       6.06%,  6.04%  and 5.78%;   volatility   factors   of   the expected
       market  price of  the Company's common stock of .275, .275 and .281;
       and a weighted-average expected life of the option of seven and one half years.

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

                                      1997            1996         1995
      Pro forma net income            $13,782,000     $3,734,000   $4,362,000
      Pro forma earnings per share:
        Basic                         $      1.44     $      .37   $      .43
        Diluted                       $      1.42     $      .37   $      .43

        A summary of the Company's stock option activity and related information for the years ended December 31, 1997, 1996 and 1995 follows:

                                             Year Ended December 31,
                          1997                        1996                          1995
                              Weighted Avg.               Weighted Avg.                Weighted Avg.
                    Options   Exercise Price    Options   Exercise Price    Options    Exercise Price
      Options
      outstanding,
        beginning
        of year     549,000   $9.23             308,000   $  8.33           244,000    $  6.92
      Options
        granted      10,000   $9.13             250,000   $  10.17           67,000    $ 13.26
      Options
        forfeited    23,000   $9.39
      Options
        exercised    10,000   $6.50               9,000   $   4.68            3,000    $  3.25
      Options outstanding and
        exercisable,
        end of
        year        526,000   $ 9.28            549,000   $   9.23          308,000    $  8.33

        The  weighted  average   fair  value  of options granted whose exercise
        price was equal to the market price of the stock on the grant date was $4.14, $3.97 and $4.65 for the years ended December 31, 1997, 1996 and 1995. The weighted average fair value of options granted whose exercise price exceeded the market price of the stock on the grant date was $3.14 and $4.13 for the years ended December 31,
        1996 and 1995.   Exercise prices   for  options   outstanding  and
        exercisable as of  December  31,  1997 range  from  $1.38   to  $3.25
        (128,000 options) and   from  $9.13   to  $16.36 (398,000 options).

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

      12. Financial Instruments

        Credit Risk - The Company sells products to a wide variety of customers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover
        potential  credit   losses.    As  of   December  31,  1997,
        concentrations of credit risk with respect to receivables are limited due to the wide variety of customers.

        Fair Value of  Financial Instruments - The   book   value  of
        the Company's financial instruments approximates their
        fair  values.     Financial  instruments include   cash,
        accounts receivable, finance  receivables,  accounts payable
        and long-   and    short-term   debt.  Substantially all of
        the Company's short- and long-term debt is floating rate debt and, accordingly, book value approximates its fair value.

       13.   Operations by Industry Segment and Geographic Area
       The Company operates  predominately  in  one   industry
       segment. Its products are used for road construction and for the manufacture and processing of construction aggregates. Net sales and net  losses of  foreign operations
       were $24,748,000 and $3,044,000 for  the year ended December
       31,  1995.   See Notes  2  and 3.    International sales  by
       domestic  subsidiaries by  major geographic  region were  as follows:
                                              Year Ended December 31,
                          1997             1996            1995
      Asia                $14,217,777      $12,340,130      $22,294,203
      Europe                3,076,510        8,792,885       11,257,809
      South America        10,000,648        6,889,869        3,811,091
      Canada                8,618,053        3,852,792        8,105,164
      Australia             4,298,554        1,760,828        1,613,920
      Africa                  444,313        1,131,318        3,220,047
      Central America       7,461,261        1,381,030        5,955,227
      Middle East           5,224,857          467,146          293,006
      West Indies           2,998,406        1,692,600        2,414,219
      Other                 2,561,868
      TOTAL               $58,902,247      $38,308,598      $58,964,686

      14. Finance Receivables
      Finance receivables
      are   receivables   of   Astec  Financial   Services,   Inc.
      Contractual   maturities  of   outstanding  receivables   at
      December 31, 1997 were:
                                               Financing
          Amounts Due In      Leases            Notes             Total
          1998                $  933,951        $  1,789,896      $  2,723,847
          1999                    75,600             392,132           467,732
          2000                    37,800             408,629           446,429
          2001                                       422,805           422,805
          Thereafter                                 906,494           906,494
                               1,047,351           3,919,956         4,967,307
          Less unearned
             income              (50,553)           (171,723)         (222,276)
          Total               $  996,798        $  3,748,233      $  4,745,031

      Receivables  may   be  paid  prior  to contractual maturity
      generally by payment of a prepayment penalty. At December 31, 1997, there were no impaired loans or leases. Recognition of income on finance receivables is suspended  when  management  determines that  collection  of
      future income  is not probable.   Accrual is resumed  if the
      receivable becomes contractually current and collection doubts are are removed -- previously suspended income is recognized at that time.


                           REPORT OF INDEPENDENT AUDITORS



      The Board of Directors and Shareholders
      Astec Industries, Inc.


      We have audited the accompanying consolidated balance sheets of Astec Industries, Inc. and subsidiaries and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at
      Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astec Industries, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended
      December 31,  1997,  in  conformity with  generally  accepted  accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                   /s/ ERNST & YOUNG LLP

      Chattanooga, Tennessee
      February 20, 1998




                                        A-23



      ASTEC INDUSTRIES, INC. AND SUBSIDIARIES

      SCHEDULE (II)
      VALUATION AND QUALIFYING ACCOUNTS FOR CONTINUING OPERATIONS
      FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                            ADDITIONS
                            CHARGES TO
               BEGINNING    COSTS &     OTHER                      ENDING
DESCRIPTION    BALANCE      EXPENSES    ADDITIONS   DEDUCTIONS     BALANCE
December 31, 1997:
Reserves deducted from assets to which they apply:
Allowance
for
doubtful
accounts       $1,266,939   $ 272,578  $ 523,507(3)  $ 509,787(1)  $1,553,237
accounts

Reserve for
inventory      $4,873,922   $ 418,906  $        0    $ 964,658    $4,328,170

Other
Reserves:
Product
warranty       $2,364,705  $2,811,009  $  173,900(3)  $2,143,242(2) $3,206,372


                              ADDITIONS
                              CHARGES TO
                BEGINNING     COSTS &      OTHER                     ENDING
DESCRIPTION     BALANCE       EXPENSES     ADDITIONS   DEDUCTIONS    BALANCE

December 31, 1996:
Reserves deducted from assets to which they apply:
Allowance
for doubtful
accounts       $1,278,638    $ 157,183     $   0       $ 168,882(1)  $1,266,939

Reserve for
inventory      $5,438,510    $1,231,828    $   0       $1,796,416     $4,873,922

Other
Reserves:
Product
warranty       $2,470,775    $3,018,990    $   0        $3,125,060(2) $2,364,705


                              Schedule (II) - Page 1
                                        A-24

                           ADDITIONS
                           CHARGES TO
               BEGINNING   COSTS &      OTHER                       ENDING
DESCRIPTION    BALANCE     EXPENSES     ADDITIONS   DEDUCTIONS      BALANCE
December 31, 1995:
Reserves deducted from assets to which they apply:
Allowance for
doubtful
accounts       $1,684,242  $  533,136  $   20,000(3)$  958,740(1)   $1,278,638

Reserve for
inventory      $4,994,035  $1,196,876  $        0   $  752,401      $5,438,510

Other
Reserves:
Product
warranty       $3,470,703  $3,194,240  $        0   $4,194,168(2)   $2,470,775

      (1)Uncollectible accounts written off, net of recoveries.
      (2)Warranty costs charged to the reserve.
      (3)Represents reserve balances of subsidiaries acquired in the year.


                              Schedule (II) - Page 2

                                        A-25


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

      ASTEC INDUSTRIES, INC.
      BY: /s/ J. Don Brock
      J. Don Brock, Chairman of the
      Board and President (Principal Executive Officer)

      BY: /s/ F. McKamy Hall
      F. McKamy Hall, Vice President,
      Corporate Controller, and Treasurer
      (Principal Financial and Accounting Officer)

      Date: March 12, 1998

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by a majority of the Board of Directors of the Registrant on the dates indicated:

             SIGNATURE            TITLE                         DATE


      /s/ J. Don Brock          Chairman of the Board        March 12, 1998
      J. Don Brock              and President

      /s/ Albert E. Guth        President, Astec Financial   March 12, 1998
      Albert E. Guth            Services, Inc.  and Director

      /s/ W. Norman Smith       President - Astec, Inc.      March 12, 1998
      W. Norman Smith           and Director

      /s/ Robert G. Stafford    President - Telsmith, Inc.   March 12, 1998
      Robert G. Stafford        and Director

      /s/ E.D. Sloan Jr.        Director                     March 12, 1998
      E.D. Sloan, Jr.

      /s/ William B. Sansom     Director                     March 12, 1998
      William B. Sansom

      /s/ Ronald W. Dunmire     Director                     March 12, 1998
      Ronald W. Dunmire

      /s/ George C. Dillon      Director                     March 12, 1998
      George C. Dillon

      /s/ G.W. Jones            Director                     March 12, 1998
      G.W. Jones

      /s/ Daniel K. Frierson    Director                     March 12, 1998
      Daniel K. Frierson

      /s/ Robert Dressler       Director                     March 12, 1998
      Robert Dressler


      Commission File No. 0-14714

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549



                          EXHIBITS FILED WITH ANNUAL REPORT
                                    ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997



                               ASTEC INDUSTRIES, INC.
                                 4101 Jerome Avenue
                            Chattanooga, Tennessee 37407



                               ASTEC INDUSTRIES, INC.
                                      FORM 10-K
                                  INDEX TO EXHIBITS
                                                                   Sequentially
      Exhibit Number                Description                    Numbered Page



      Exhibit 10.103 Amended and Restated  Credit Agreement  dated
                     November 27, 1997 between the Company, Astec Financial Services, Inc. and First Chicago NBD.

      Exhibit 10.104 Asset Purchase  Agreement dated  October  16,
                     1997   between   Portec,   Inc.   and   Astec
                     Industries, Inc.

      Exhibit 10.105 Amendment to Asset  Purchase Agreement  dated
                     December  2,  1997   by  and  between   Astec
                     Industries, Inc. and Portec, Inc.

      Exhibit 10.106 Revolving Line of  Credit Note dated  December
                     2, 1997 between Kolberg-Pioneer, Inc. and Astec Holdings, Inc.

      Exhibit 10.107 Guaranty  Joinder  Agreement  dated  December,
                     1997  between   Kolberg-Pioneer   and   Astec
                     Holdings, Inc. in favor of the First National Bank of Chicago.

      Exhibit 22     Subsidiaries of the registrant.

      Exhibit 23     Consent of independent auditors.



      For a list of certain Exhibits not filed with this Report that are incorporated by reference into this Report, see Item 14(a)(3).




                                     EXHIBIT 22


                            Subsidiaries of the Registrant


                                LIST OF SUBSIDIARIES


                                                          Jurisdiction of
            Name                               Owned       Incorporation

            Astec, Inc.                         100           Tennessee

            Astec Financial Services, Inc.      100           Tennessee

            Astec Holdings, Inc.                100           Tennessee

            Astec Transportation, Inc.          100           Tennessee

            CEI Enterprises, Inc.               100           Tennessee

            Heatec, Inc.                        100           Tennessee

            Kolberg-Pioneer, Inc.               100           Tennessee

            Roadtec, Inc.                       100           Tennessee

            Telsmith, Inc.                      100           Delaware

            Trencor, Inc.                       100           Texas

            Production Engineered
            Products, Inc.                      100           Nevada

            Pavement Technology, Inc.            50          Georgia






                                     EXHIBIT 23

                           Consent of Independent Auditors



                CONSENT OF INDEPENDENT AUDITORS



                     We consent to the incorporation by reference in
                the Registration Statements (Form S-8 No. 33-14738 and 0-14714) pertaining to the Astec Industries, Inc. 1986 and 1992 Stock Option Plans of our report dated February 20, 1998, with respect to the consolidated financial statements and schedule of Astec Industries, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 1997.




                                                   ERNST & YOUNG LLP


                Chattanooga, Tennessee
                March 19, 1998