Form 10-K/A
period 1997-12-31
ASTEC INDUSTRIES INC
filed 1998-03-26
CIK 792987

FORM 10-K/A
                         SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.

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

                         (Form 10-K/A Cover Page - Continued)

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

                Document                                Form 10-K/A


           Proxy Statement relating to                   Part III
           Annual Meeting of Shareholders
           to be held on April 23, 1998

                               ASTEC INDUSTRIES, INC.

                            1997 FORM 10-K/A ANNUAL REPORT

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


      CONSOLIDATED BALANCE SHEETS
                                                          December 31,
                                                  1997             1996
      Assets
      Current assets:
      Cash and cash equivalents Note 1            $2,926,294     $  3,382,484
      Trade  receivables  less  allowance  for
      doubtful accounts of $1,342,000 in 1997
      and $1,267,000 in 1996                      33,945,574       30,039,813
      Finance receivables Note1                    4,074,230        3,371,513
      Notes and other receivables                    751,235        1,191,223
      Inventories Note 1, 4                       69,395,351       56,764,085
      Prepaid expenses                             1,985,197        1,967,999
      Refundable income taxes                                       2,071,063
      Deferred tax asset Note 9                    5,536,666        5,534,950
      Other current assets                             7,550            4,169
      Total current assets                       118,622,097      104,327,299
      Property and equipment, net Note 5          61,605,153       54,317,352
      Other assets:
      Goodwill                                     8,226,831        5,285,051
      Finance receivables Note 14                    670,801        1,854,443
      Notes receivable                             1,261,985          320,000
      Deferred tax asset Note 9                      711,987          442,458
      Other                                        1,144,245        1,306,113
      Total other assets                          12,015,849        9,208,065
      Total                                     $192,243,099     $167,852,716

      Liabilities and Shareholders' Equity
      Current liabilities:
      Current maturities of  long-term
       debt Note 7                              $    500,000     $  2,051,003
      Accounts payable                            21,421,882       14,613,782
      Customer deposits                            6,464,842        2,150,852
      Accrued product warranty                     3,206,372        2,364,705
      Accrued payroll and related
       liabilities                                 6,049,429        3,503,080
      Income taxes payable                           809,384
      Deferred tax liability Note 9                  275,687          173,388
      Accrued insurance                            2,242,447        2,672,274
      Amounts payable in  business
        combination  Note 2                                         2,405,145
      Liabilities related to abandoned
        subsidiary Note 3                            360,760          593,886
      Other accrued liabilities                    5,832,716        3,915,162
      Total current liabilities                   47,163,519       34,443,277
      Long-term debt, less
        current maturities Note 7                 35,230,000       30,496,734
      Deferred tax liability Note 9                3,216,948        2,838,024
      Deferred retirement costs Note 8               320,314          544,911
      Other                                          700,155          136,842
      Total liabilities                           86,630,936       68,459,788
      Shareholders' equity: Note 1,11
      Preferred stock - authorized  2,000,000
       shares of $1.00 par value; none issued
      Common  stock  -  authorized  20,000,000
       shares of $.20 par  value; issued
       and outstanding - 10,111,199  in 1997
       and 10,101,199  in 1996                     2,022,240        2,020,240
      Additional paid-in capital                  52,043,830       51,980,855
      Retained earnings                           60,096,397       46,286,983
      Minimum pension liability adjustment                           (127,150)
                                                 114,162,467      100,160,928
      Less common stock in treasury at cost -
       790,619 shares in 1997 and 64,000
       shares in 1996                             (8,550,304)        (768,000)
      Total shareholders' equity                 105,612,163       99,392,928
      Total                                     $192,243,099     $167,852,716

      See  Notes   to  Consolidated  Financial Statements.



      CONSOLIDATED STATEMENTS OF INCOME
                                             Year Ended December 31,
                                     1997            1996          1995
      Net sales                      $265,365,312    $221,412,796  $242,601,351
      Cost of sales                   200,872,181     172,147,913   192,844,160
      Gross profit                     64,493,131      49,264,883    49,757,191
      Selling, general and
        administative expenses         36,124,728      35,081,800    34,325,974
      Research and development
        expenses                        3,706,909       5,867,909     5,128,495
      Patent suit damages and expenses                    263,978       699,222
      Loss on abandonment of foreign
        subsidiary Note 3                                             7,037,105
      Income from operations           24,661,494       8,051,196     2,566,395
      Other income (expense):
        Interest expense               (2,397,902)     (1,656,466)   (2,125,261)
        Interest income                   259,388         386,646       565,724
        Other income - net                347,253         247,434     2,685,161
      Gain on sale of foreign
        subsidiary Note 2                                             2,448,551
      Equity in income (loss) of joint
        venture Note 1                     96,158         (10,652)
      Income before income taxes       22,966,391       7,018,158     6,140,570
      Income taxes Note 9               9,156,977       2,673,282     1,580,210
      Net income                     $ 13,809,414     $ 4,344,876    $4,560,360

      Earnings per Common Share

      Net income:
        Basic                        $       1.45     $       .43    $      .45
        Diluted                              1.42             .43           .45

      Weighted average number of
        common shares outstanding Note 1:
        Basic                           9,555,940      10,047,442    10,071,931
        Diluted                         9,726,096      10,158,658    10,195,917


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