Form 10-Q
period 1998-03-31
ASTEC INDUSTRIES INC
filed 1998-05-08
CIK 792987

SECURITIES & EXCHANGE COMMISSION
                              Washington, D. C.  20549

                                      FORM 10-Q

            (Mark One)

            [ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1998.

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



            YES       X                                    NO _______


                 Indicate the number of shares outstanding of each of
            the registrant's classes of stock as of the latest practicable date.

            Class                       Outstanding at March 31, 1998


            Common Stock, par value $0.20                   9,360,580

                               ASTEC INDUSTRIES, INC.

                                        INDEX
                                                               Page Number

            PART I - Financial Information


            Item 1.   Financial Statements-Unaudited

            Consolidated Balance Sheets as of
            March 31, 1998 and December 31, 1997                 1

            Consolidated Statements of Income
            for the Three Months Ended March 31,
            1998 and 1997                                        2

            Consolidated Statements of Cash Flows
            for the Three Months Ended March 31, 1998
            and 1997                                             3

            Notes to Unaudited Consolidated Financial
            Statements                                           4

            Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                        5

            PART II - Other Information

            Item 1.  Legal Proceedings                           7

            Item 6.  Exhibits and Reports on Form 8-K            7

PART I                    ITEM  I                   FINANCIAL STATEMENTS


                         ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                     (IN THOUSANDS)
                                       (UNAUDITED)

            ACCOUNT DESCRIPTION                MARCH 31,      DECEMBER 31,
                                                    1998              1997

                    ASSETS
                CURRENT ASSETS
            CASH AND CASH EQUIVALENTS             $1,781            $2,926
            RECEIVABLES - NET                     53,748            38,771
            INVENTORIES                           74,262            69,395
            PREPAID EXPENSES AND OTHER            10,114             7,530
            TOTAL CURRENT ASSETS                 139,905           118,622
            PROPERTY AND EQUIPMENT - NET          63,028            61,605
            OTHER ASSETS                          15,318            12,016
            TOTAL ASSETS                        $218,251          $192,243

             LIABILITIES AND SHAREHOLDERS' EQUITY
                     CURRENT LIABILITIES
            CURRENT MATURITIES OF LONG-TERM DEBT     $500             $500
            ACCOUNTS PAYABLE - TRADE               27,604           21,422
            OTHER ACCRUED LIABILITIES              31,098           25,242
            TOTAL CURRENT LIABILITIES              59,202           47,164
            LONG-TERM DEBT, LESS CURRENT           42,716           35,230
               MATURITIES
            OTHER LONG-TERM LIABILITIES             5,107            4,237
            TOTAL SHAREHOLDERS' EQUITY            111,226          105,612
            TOTAL LIABILITIES AND
               SHAREHOLDERS' EQUITY              $218,251         $192,243

                  ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                (UNAUDITED)

                                               THREE MONTHS ENDED
                                                    MARCH 31
                                               1998            1997

            NET SALES                       $88,164         $62,980
            COST OF SALES                    65,860          47,105
            GROSS PROFIT                     22,304          15,875
            S,G, & A EXPENSES                12,673           9,612
            INCOME FROM OPERATIONS            9,631           6,263
            INTEREST EXPENSE                    549             553
            OTHER INCOME, NET OF EXPENSE        173             104
            INCOME BEFORE INCOME TAXES        9,255           5,814
            INCOME TAXES                      3,696           2,328
            NET INCOME                       $5,559          $3,486

            EARNINGS PER COMMON SHARE
                 BASIC                        $0.60           $0.35
                 DILUTED                      $0.58           $0.35

            WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                 BASIC                    9,335,247      10,039,921
                 DILUTED                  9,578,007      10,145,060

                                                 MARCH 31,       MARCH 31,
                                                      1998            1997
  CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                        $5,559          $3,525
  ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED (USED) BY OPERATING
    ACTIVITIES:
       DEPRECIATION AND AMORTIZATION                 1,842           1,491
       PROVISION FOR DOUBTFUL ACCOUNTS                 128              74
       PROVISION FOR INVENTORY RESERVE                 504             380
       PROVISION FOR WARRANTY RESERVE                1,332             491
       (GAIN) LOSS ON SALE OF FIXED ASSETS             (50)            296
    (INCREASE) DECREASE IN:
       TRADE RECEIVABLES                            (8,746)         (6,017)
       FINANCE RECEIVABLES                          (9,386)         (4,198)
       INVENTORIES                                  (5,166)         (6,997)
       PREPAID EXPENSES AND OTHER                   (2,579)         (1,256)
       OTHER RECEIVABLES                              (236)            451
       OTHER  NON-CURRENT ASSETS                      (169)             29
     INCREASE (DECREASE) IN:
       ACCOUNTS PAYABLE                              6,182           7,252
       ACCRUED PRODUCT WARRANTY                       (958)            (70)
       OTHER ACCRUED LIABILITIES                     2,622           3,821
       INCOME TAXES PAYABLE                          3,730           5,328
     TOTAL ADJUSTMENTS                             (10,950)          1,075
  NET CASH PROVIDED (USED) BY OPERATING
     ACTIVITIES                                     (5,391)          4,600
  CASH FLOWS FROM INVESTING ACTIVITIES:
     PROCEEDS FROM SALE OF PROPERTY
       AND EQUIPMENT - NET                             284             271
     EXPENDITURES FOR PROPERTY AND EQUIPMENT        (3,578)         (1,591)
     NET CASH USED BY INVESTING ACTIVITIES          (3,294)         (1,320)
  CASH FLOWS FROM FINANCING ACTIVITIES:
     NET BORROWINGS (REPAYMENTS) UNDER REVOLVING
       CREDIT AGREEMENT                              7,485          (3,322)
     BORROWINGS UNDER LOAN AND
       NOTE  AGREEMENTS                                              2,008
     PROCEEDS FROM ISSUANCE OF COMMON STOCK             55              32
  NET CASH PROVIDED BY FINANCING ACTIVITIES          7,540          (1,282)
  NET INCREASE (DECREASE) IN CASH                   (1,145)          1,998
  CASH AT BEGINNING OF PERIOD                        2,926           3,382
  CASH AT END OF PERIOD                             $1,781          $5,380

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

            2. Receivables are net of allowance for doubtful accounts of $1,101,000, $1,342,000 and $1,258,000 for March 31, 1998,
            December  31, 1997 and March 31, 1997, respectively.

            3. Inventories are stated at the lower of first-in, first-out, cost or market and consist of the following:
                                   (in thousands)


                                     March 31,   December 31,
                                          1998          1997
            Raw Materials            $  30,537     $  27,987
            Work-in-Process             19,726        15,920
            Finished Goods              23,999        25,488

            Total                    $  74,262      $ 69,395

            4. Property and equipment is stated at cost. Property and equipment is net of accumulated depreciation of $32,812,000, $31,747,000 and $28,353,000 for March 31,
            1998, December 31, 1997, and March 31, 1997, respectively.

            5. Earnings per share are computed in accordance with SFAS No. 128 and are based on the weighted average number of shares outstanding for each respective period.

            6. Certain customers have financed purchases of Astec products through arrangements in which the Company is contingently liable for customer debt aggregating approximately $1,424,000 at March 31, 1998, $1,793,000 at
            December 31, 1997, and $3,278,000 at March 31, 1997.

            7. There have been no material developments in legal proceedings previously reported. See "Management's
            Discussion and Analysis of Financial Condition and Results of Operations" in Part I - Item 2 "Contingencies" of this Report.

            8. Approximately 20-30% of the Company's business volume normally occurs during the first three months of each year.

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

            Results of Operations

                 For the three-months ended March 31, 1998, net sales
            increased to $88,164,000 from $62,980,000 for the three-months ended March 31, 1997, representing a 40.0% increase. The acquisition of Kolberg-Pioneer, Inc. during December, 1997, accounts for approximately $13,000,000 of the increase in sales for the first quarter of 1998 compared to the first quarter of 1997. The remainder of the large increase in sales for the first quarter of 1998 compared to the first quarter of 1997 related to increased sales of asphalt plants and related components. International sales for the first quarter of 1998 remained relatively level at $10,782,000 compared to $10,921,000 during the first quarter of 1997. International sales represented 12.2% and 17.3% of total sales for the first quarter of 1998 and 1997, respectively. The decrease in the percentage of international sales to total sales for the current quarter compared to the same period for the prior year is due mainly to the significant increase in domestic sales.

                 Gross profit for the quarter ended March 31, 1998
            increased to $22,304,000, from $15,875,000 for the quarter ended March 31, 1997, while the gross profit percentage for the three months ended March 31, 1998 increased slightly to 25.3% from 25.2% at March 31, 1997. The increase in the gross profit for the quarter ended March 31, 1998 compared to the same quarter in 1997 relates mainly to the increase in total sales volume.

                 Selling, general, and administrative expenses for the
            first quarter of 1998 were $12,673,000 or 14.4% of net sales, compared to $9,573,000 or 15.2% of net sales for the same period of 1997. The increase in selling, general and administrative expenses for the quarter ended March 31, 1998 compared to the same quarter in 1997, related primarily to the acquisition of Kolberg-Pioneer and to increased asphalt plant sales volume .

                 Interest expense decreased slightly to $549,000 for the
            quarter ended March 31, 1998 from $553,000 for the quarter ended March 31, 1997. Interest expense as a percentage of net sales decreased to .6% for the quarter ended March 31, 1998 from .9% for the same period of 1997.

                 Other income, net of other expense, was $173,000, or
            .2% of net sales for the quarter ended March 31, 1998, compared to other income, net of other expense, of $104,000, or .2% of net sales for the quarter ended March 31, 1997.

                 Income tax expense for the first quarter of 1998
            increased to $3,696,000 from $2,328,000 at March 31, 1997, an increase of $1,368,000 or 58.8%. Tax expense is 4.2% and 3.7% of net sales for the quarters ended March 31, 1998 and 1997, respectively. The effective tax rate for the first quarter of 1998 is 39.9% compared to an effective rate of 39.8% for the first quarter of 1997.

                 Backlog of orders at March 31, 1998 was $76,607,000
            compared to $68,399,000 at March 31, 1997. For comparison, the backlog of Kolberg-Pioneer is included in the prior year backlog amount. The majority of the increase in the backlog for the current quarter compared to the prior year quarter relates to a significant increase in domestic orders for the asphalt plants and related components.

            Liquidity and Capital Resources

                 As of March 31, 1998, the Company had working capital
            of  $80,703,000 compared to $68,230,000 at March 31, 1997.

                 Total short-term borrowings, including current
            maturities of long-term debt, were $500,000 at March 31, 1998 compared to $1,925,000 at March 31, 1997. During the second and third quarters of 1997, the Company paid off short-term equipment financing notes totaling $1,425,000, the remaining debt at March 31, 1998 consists of current maturities for outstanding Industrial Revenue Bonds. Long-term debt less current maturities was $42,716,000 at March 31, 1998 and $29,309,000 at March 31, 1997. The increase in outstanding debt at March 31, 1998 compared to the same period of 1997 is due to the utilization of revolving lines of credit for the purchase of Kolberg-Pioneer, Inc. in December, 1997 and for working capital needs. The Company plans to utilize $9,000,000 of industrial revenue bonds to help finance this acquisition.

                 Capital expenditures in 1998, for plant expansion and
            for further modernization of the Company's manufacturing processes, are expected to approach $9,800,000. The Company expects to finance these expenditures using internally generated funds. Capital expenditures at March 31, 1998 were $3,578,000.

                 The Company has an unsecured revolving credit loan
            agreement with First Chicago NBD. The line of credit is $70,000,000. This credit facility expires November 22, 2002. At March 31, 1998, $31,216,000 of the line of credit was utilized. Principal covenants under the First Chicago credit agreement include ( i ) the maintenance of certain levels of net worth and compliance with certain net worth, leverage and interest coverage ratios, (ii) a limitation on
            capital expenditures and rental expense,      (iii) a
            prohibition against dividends, and (iv) a prohibition on large acquisitions except upon the consent of the lenders.

                 As part of the Company's $70,000,000 revolving credit
            facility, Astec Financial Services, Inc. has a segregated portion of up to a $30,000,000 line of credit. At March 31, 1998, Astec Financial Services had utilized $5,566,000 of this line which in included in the above stated utilization. Advances under this line are limited to _Eligible Receivables_ of Astec Financial Services as defined in the credit agreement. The Company and Astec Financial Services were in compliance with all financial covenants related to the line of credit at March 31, 1998.

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

            PART II - OTHER INFORMATION

            Item 1.  Legal Proceedings

                 There have been no material developments in the legal
            proceedings previously reported by the registrant since the filing of its Annual Report on Form 10-K for the year ended December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I - Item 2 "Contingencies" of this Report.

            PART II - OTHER INFORMATION - CONT.

            Item 6.  Exhibits and Reports on Form 8-K

                 (a) Exhibits

                     Index to Exhibits:

                     (27) Financial Data Schedule

                 (b)  Reports on Form 8-K.

                      No reports on Form 8-K have been filed during the quarter ended March 31, 1998.

                                     SIGNATURES


                 Pursuant to the requirements of the Securities Exchange
            Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                        ASTEC INDUSTRIES, INC.
                                            (Registrant)

            5/8/98                     /s/ J. Don  Brock
            Date                        J. Don Brock
                                        Chairman of the  Board
                                        and President


            5/8/98                    /s/ Richard W. Bethea, Jr.
            Date                       Richard W. Bethea
                                       Vice President, Corporate
                                       Counsel and Secretary