Form 10-Q
period 1998-06-30
ASTEC INDUSTRIES INC
filed 1998-08-10
CIK 792987

SECURITIES & EXCHANGE COMMISSION
                              Washington, D. C.  20549

                                      FORM 10-Q


                    (Mark One)

                    [  X  ]  Quarterly report pursuant to section
                    13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June
                    30, 1998.

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

     Class                                     Outstanding at June 30, 1998
     Common Stock, par value $0.20             9,404,580



                               ASTEC INDUSTRIES, INC.

                                        INDEX
                                                                  Page Number
 PART I - Financial Information
 Item 1.   Financial Statements-Unaudited
           Consolidated Balance Sheets as of
           June 30, 1998 and December 31, 1997                          1

           Consolidated Statements of Income
           for the Three and Six Months Ended
           June 30, 1998 and 1997                                       2

           Consolidated Statements of Cash Flows
           for the Six Months Ended June 30, 1998
           and 1997                                                     3

           Notes to Unaudited Consolidated Financial
           Statements                                                   4

           Item 2.  Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                           5

PART II - Other Information
           Item 1.  Legal Proceedings                                   7

           Item 5.  Other Items                                         7

           Item 6.  Exhibits and Reports on Form 8-K                    7


     PART I                    ITEM  I          FINANCIAL STATEMENTS

                       ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)
                                     (UNAUDITED)

ACCOUNT DESCRIPTION                             JUNE 30,         DECEMBER 31,
                                                1998             1997
ASSETS
CURRENT ASSETS
CASH AND CASH EQUIVALENTS                       $18,449            $2,926
RECEIVABLES - NET                                54,065            38,771
INVENTORIES                                      63,878            69,395
PREPAID EXPENSES AND OTHER                       14,228             7,530
TOTAL CURRENT ASSETS                            150,620           118,622
PROPERTY AND EQUIPMENT - NET                     67,047            61,605
OTHER ASSETS                                     15,980            12,016
TOTAL ASSETS                                   $233,647          $192,243
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
CURRENT MATURITIES OF LONG-TERM DEBT               $500              $500
ACCOUNTS PAYABLE - TRADE                         24,949            21,422
OTHER ACCRUED LIABILITIES                        35,385            25,242
TOTAL CURRENT LIABILITIES                        60,834            47,164
LONG-TERM DEBT, LESS CURRENT MATURITIES          48,341            35,230
OTHER LONG-TERM LIABILITIES                       5,522             4,237
TOTAL SHAREHOLDERS' EQUITY                      118,950           105,612
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $233,647          $192,243



            ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
                           UNAUDITED
                         (IN THOUSANDS)


                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                    JUNE  30                  JUNE 30
                              1998           1997       1998        1997
NET SALES                     $108,124       $73,159    $196,288    $136,139
COST OF SALES                   82,298        55,394     148,158     102,499
GROSS PROFIT                    25,826        17,765      48,130      33,640
S,G, & A  EXPENSES              12,841         9,557      25,514      19,130
INCOME FROM OPERATIONS          12,985         8,208      22,616      14,510
INTEREST EXPENSE                   852           625       1,401       1,178
OTHER INCOME, NET OF EXPENSE       127            92         300         196
INCOME BEFORE INCOME TAXES      12,260         7,675      21,515      13,528
INCOME TAXES                     4,871         3,050       8,567       5,378
NET INCOME                      $7,389        $4,625     $12,948      $8,150

EARNINGS PER COMMON SHARE
         BASIC                   $0.79         $0.48       $1.38       $0.83
         DILUTED                 $0.76         $0.48       $1.34       $0.82

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
         BASIC               9,392,228     9,557,125   9,363,895   9,797,189
         DILUTED             9,699,341     9,690,053   9,638,831   9,916,223




                      ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)
                                    (UNAUDITED)

                                                    JUNE 30,  JUNE 30,
                                                       1998      1997


        CASH FLOWS FROM OPERATING ACTIVITIES:
            NET INCOME                                $12,948    $8,150
        ADJUSTMENTS TO RECONCILE NET INCOME TO
        NET CASH PROVIDED BY OPERATING ACTIVITIES:
            DEPRECIATION AND AMORTIZATION               3,855     3,066
            PROVISION FOR DOUBTFUL ACCOUNTS               245       160
            PROVISION FOR INVENTORY RESERVE               939       841
            PROVISION FOR WARRANTY RESERVE              2,682     1,713
            (GAIN) LOSS ON SALE OF FIXED ASSETS          (59)       462
            PROVISION FOR PENSION RESERVE                 121

        (INCREASE) DECREASE IN:
            TRADE RECEIVABLES                        (10,183)   (5,227)
            FINANCE RECEIVABLES                       (9,258)  (10,454)
            INVENTORIES                                3,286      (386)
            PREPAID EXPENSES AND OTHER                (6,699)   (2,636)
            OTHER RECEIVABLES                           (183)   (1,236)
            OTHER  NON-CURRENT ASSETS                    (91)      242

         INCREASE (DECREASE) IN:
            ACCOUNTS PAYABLE                           3,527     6,758
            ACCRUED PRODUCT WARRANTY                  (1,755)     (811)
            OTHER ACCRUED LIABILITIES                  1,736       804
            INCOME TAXES PAYABLE                       8,644     8,333
            TOTAL ADJUSTMENTS                         (3,193)    1,629
        NET CASH PROVIDED BY OPERATING ACTIVITIES      9,755     9,779
        CASH FLOWS FROM INVESTING ACTIVITIES:
            PROCEEDS FROM SALE OF PROPERTY
              AND EQUIPMENT - NET                        304       285
            EXPENDITURES FOR PROPERTY AND EQUIPMENT   (8,037)   (3,828)
            NET CASH USED BY INVESTING ACTIVITIES     (7,733)   (3,543)
        CASH FLOWS FROM FINANCING ACTIVITIES:
            NET BORROWINGS (REPAYMENTS) UNDER
            REVOLVING CREDIT AGREEMENT                13,111    (1,756)
            TENDER OFFER STOCK REPURCHASE                       (7,733)
            BORROWINGS UNDER LOAN AND
              NOTE  AGREEMENTS                                   8,564
            PROCEEDS FROM ISSUANCE OF COMMON STOCK       390        32
        NET CASH PROVIDED (USED) BY FINANCING
            ACTIVITIES                                13,501      (893)
        NET INCREASE IN CASH                          15,523     5,343
        CASH AT BEGINNING OF PERIOD                    2,926     3,382
        CASH AT END OF PERIOD                        $18,449    $8,725

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

            2. Receivables are net of allowance for doubtful accounts of $1,118,000 and $1,342,000 for June 30, 1998 and December
            31, 1997, respectively.

            3. Inventories are stated at the lower of first-in, first-out, cost or market and consist of the following:

                                         (in thousands)
                                       June 30,   December 31,
                                         1998        1997
            Raw Materials               $28,534  $  27,987
            Work-in-Process              16,095     15,920
            Finished Goods               19,249     25,488

            Total                       $63,878   $ 69,395

            4. Property and equipment is stated at cost. Property and equipment is net of accumulated depreciation of $34,388,000 and $31,747,000 for June 30, 1998 and December 31, 1997,
            respectively.

            5.   Earnings per share are computed in accordance with SFAS
            No. 128.

            6. Certain customers have financed purchases of Astec products through arrangements in which the Company is contingently liable for customer debt aggregating approximately $982,000 at June 30, 1998, $3,174,000 at June
            30, 1997 and $1,793,000 at December 31, 1997.

            7. There have been no material developments in legal proceedings previously reported. See "Management's
            Discussion and Analysis of Financial Condition and Results of Operations" in Part I - Item 2 "Contingencies" of this Report.

            8. Approximately 60% of the Company's business volume normally occurs during the first six months of each year.

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

            Results of Operations

                 For the three-months ended June 30, 1998, net sales
            increased to $108,124,000, from $73,159,000 for the three-months ended June 30, 1997, representing a 47.8% increase. The acquisition of Kolberg-Pioneer, Inc. during December 1997, accounted for approximately $13,435,000 of the increase in sales for the second quarter of 1998 compared to the second quarter of 1997. The remainder of the increase in net sales for the second quarter of 1998 compared to the second quarter of 1997 related to increased sales of aggregate crushing equipment and asphalt mixing plants and related components. International sales for the second quarter of 1998 increased to $16,000,000, from $11,673,000 for the same period of 1997.

                 Net sales for the six months ended June 30, 1998
            increased approximately 44.2% to $196,288,000 from $136,139,000 for the same period of 1997. For the six months ended June 30, 1998, approximately 45% of the increase in net sales is attributable to net sales of Kolberg-Pioneer, Inc. The remainder of the increase in net sales for the six months ended June 30, 1998 is attributable increased sales of asphalt mixing plants and related components and of aggregate crushing equipment.

                 Gross profit for the quarter ended June 30, 1998
            increased to $25,826,000, from $17,765,000 for the quarter ended June 30, 1997, while the gross profit percentage for the three months ended June 30, 1998 decreased slightly to 23.9% from 24.3% at June 30, 1997. The decrease in the gross profit percentage for the quarter ended June 30, 1998 compared to the same quarter in 1997 relates mainly to lower profit margins on two product lines.

                 Gross profit for the six months ended June 30, 1998 was
            $48,130,000 compared to gross profit of $33,640,000 for the same period of 1997. The gross profit percentage for the six months ended June 30, 1998 was 24.5% compared to 24.7% for the six months ended June 30, 1997.

                 Selling, general, and administrative expenses for the
            second quarter of 1998 were $12,841,000 or 11.9% of net sales, compared to $9,557,000 or 13.1% of net sales for the same period of 1997. Approximately 60% of the increase in selling, general and administrative expenses for the quarter ended June 30, 1998 compared to the same quarter in 1997, related to increased sales expense for both domestic and international sales forces and increased legal expenses.
            The remaining increase in selling, general and administrative expenses for the second quarter ended June 30, 1998 compared to the same period of 1997 related to selling, general and administrative expenses of Kolberg-Pioneer, Inc. which was acquired in December 1997.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - CONT.

                 Selling, general and administrative expenses for the
            six months ended June 30, 1998 increased to $25,514,000, from $19,130,000 for the six months ended June 30, 1997, an increase of $6,384,000, or 33.4%. Approximately half of the increase in selling, general and administrative expenses for the six months ended June 30, 1998 compared to the same period of 1997 related to Kolberg-Pioneer, Inc. The remaining increase in selling, general and administrative expenses related to increased selling expense.

                 Interest expense increased to $852,000 for the quarter
            ended June 30, 1998 from $625,000 for the quarter ended June 30, 1997. Interest expense as a percentage of net sales decreased to .8% for the quarter ended June 30, 1998 from .9% for the same period of 1997.

                 Interest expense for the six months ended June 30, 1998
            compared to the six months ended June 30, 1997 increased to $1,401,000 from $1,178,000, respectively. The increase in interest expense for the three and six months ended June 30, 1998 compared to the three and six months ended June 30, 1997, is due mainly to increased borrowing under of the Company's revolving credit facility.

                 Other income, net of other expense, was $127,000, or
            .1% of net sales for the quarter ended June 30, 1998, compared to other income, net of other expense, of $92,000, or .1% of net sales for the quarter ended June 30, 1997.

                 Other income, net of other expense for the six months
            ended June 30, 1998 was $300,000 compared to other income, net of other expense for the six months ended June 30, 1997 of $196,000, an increase of $104,000.

                 Income tax expense for the second quarter of 1998
            increased to $4,871,000 from $3,050,000 at June 30, 1997, an increase of $1,821,000 or 59.7%. Tax expense is 4.5% and 4.2% of net sales for the quarters ended June 30, 1998 and 1997, respectively. The effective tax rate for the second quarter of 1998 and 1997 was 39.7%.

                 Backlog of orders at June 30, 1998 was $66,674,000
            compared to $54,663,000 at June 30, 1997. For comparison, the June 30, 1997 backlog of Kolberg-Pioneer was included in the June 30, 1997 backlog amount. The majority of the increase in the backlog at June 30, 1998 compared to that of June 30, 1997 related to a significant increase in domestic and international orders for asphalt mixing plants and related components and for increased domestic orders for aggregate crushing equipment.

            Liquidity and Capital Resources

                 As of June 30, 1998, the Company had working capital of
            $89,786,000 compared to $71,621,000 at June 30, 1997.

                 Total short-term borrowings, including current
            maturities of long-term debt, were $500,000 at June 30, 1998 compared to $602,000 at June 30, 1997. The total current maturities of long-term debt at June 30, 1998 represents current maturities of outstanding Industrial Revenue Bonds. Long-term debt less current maturities was $48,341,000 at June 30, 1998 and $38,754,000 at June 30,
            1997. The increase in outstanding debt at June 30, 1998 compared to the same period of 1997 is due to the utilization of the revolving line of credit by the Company's captive finance subsidiary and due to the purchase of Kolberg-Pioneer, Inc. in December 1997 and for working capital needs. During the third quarter of 1998, the Company plans to convert $9,000,000 of the outstanding credit line related to the acquisition of Kolberg-Pioneer, Inc. to industrial revenue bonds.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - CONT.

            On June 30, 1998, approximately $11,000,000 cash was received for the sale of finance leases. Due to timing of the receipt of these funds, the outstanding line of credit could not be reduced until July 1998. In addition, on June 30, 1998, approximately $7,000,000 of cash was received in the normal course of business that could not be applied to the outstanding line of credit until July 1998.

                 Capital expenditures in 1998 for plant expansion and
            for further modernization of the Company's manufacturing processes, are expected to approach $10,000,000. The Company expects to finance these expenditures using internally generated funds. Capital expenditures for the six months ended June 30, 1998 were $8,037,000.

                 The Company has an unsecured revolving credit loan
            agreement with First Chicago NBD. The line of credit is $70,000,000. This credit facility expires November 22, 2002. At June 30, 1998, $36,841,000 of the line of credit was utilized. Principal covenants under the First Chicago credit agreement include ( i ) the maintenance of certain levels of net worth and compliance with certain net worth, leverage and interest coverage ratios, (ii) a limitation on capital expenditures and rental expense, (iii) a prohibition against dividends, and (iv) a prohibition on large acquisitions except upon the consent of the lenders.

                 As part of the Company's $70,000,000 revolving credit
            facility, Astec Financial Services, Inc. has a segregated portion of up to a $30,000,000 line of credit. At June 30, 1998, Astec Financial Services, Inc. had utilized $21,841,000 of this line, which is included in the above stated utilization. Advances under this line of credit are limited to _Eligible Receivables_ of Astec Financial Services, Inc. as defined in the credit agreement. The Company and Astec Financial Services were in compliance with all financial covenants related to the line of credit at June 30, 1998.

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

            PART II - OTHER INFORMATION - CONT.

            Item 5.  Other Items

                 Shareholder Proposals

                 The proxy statement solicited by the Board of Directors
            of the Company with respect to the 1999 Annual Meeting of Shareholders will confer discretionary authority on the Company to vote on any shareholder proposals intended to be presented for consideration at such Annual Meeting that are submitted to the Company after February 8, 1999.

            Item 6.  Exhibits and Reports on Form 8-K

                 (a) Exhibits

                     Index to Exhibits:

                    (27) Financial Data Schedule (EDGAR filing only)

                 (b)  Reports on Form 8-K.

                      No reports on Form 8-K have been filed during the quarter ended June 30, 1998.


                                     SIGNATURES


                 Pursuant to the requirements of the Securities Exchange
            Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ASTEC INDUSTRIES, INC.
                                              (Registrant)
            8/10/98
            Date                           /s/ J. Don  Brock
                                               J. Don  Brock
                                               Chairman of the  Board
                                               and President



            8/10/98                        /s/ Richard W. Bethea, Jr.
            Date                               Richard W. Bethea, Jr.
                                               Vice President, Corporate
                                               Counsel and Secretary