Form 10-Q
period 1998-09-30
ASTEC INDUSTRIES INC
filed 1998-11-13
CIK 792987

SECURITIES & EXCHANGE COMMISSION
                              Washington, D. C.  20549

                                      FORM 10-Q


(Mark One)

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1998.

[       ]  Transition report pursuant to section 13 or 15(d)
of the Securities Exchange Act of 1934. For the Transition period from _______________ to _______________.

           Commission File Number                    0-14714

                               Astec Industries, Inc.
               (Exact Name of Registrant as Specified in its Charter)


          Tennessee                                  62-0873631
 (State or other jurisdiction of
 incorporation or organization)          (I.R.S. Employer Identification No.)


 4101 Jerome Avenue, Chattanooga, Tennessee                    37407
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

            Class                    Outstanding at September 30, 1998
  Common Stock, par value $0.20                   9,429,580



                               ASTEC INDUSTRIES, INC.

                                        INDEX
                                                            Page Number

PART I - Financial Information    Item 1.    Financial Statements-Unaudited

                      Consolidated Balance Sheets as of
                      September 30, 1998 and December 31, 1997

                      Consolidated Statements of Income
                      for the Three and Nine Months Ended September 30, 1998 and 1997

                      Consolidated Statements of Cash Flows
                      for the Nine Months Ended September 30, 1998
                      and 1997

                      Notes to Unaudited Consolidated Financial
                      Statements

                 Item 2.  Management's Discussion and Analysis
                       of Financial Condition and Results
                       of Operations

            PART II - Other Information

                  Item 1.  Legal Proceedings

                  Item 5.  Other Items

                  Item 6.  Exhibits and Reports on Form 8-K



ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED
(IN THOUSANDS)

                                               SEPTEMBER       SEPTEMBER
                                               1998            1997
                    ASSETS
CURRENT ASSETS
CASH AND CASH EQUIVALENTS                      1,213           818
RECEIVABLES - NET                              60,218          41,569
INVENTORIES                                    64,677          54,581
PREPAID EXPENSES AND OTHER                     18,671          13,294
TOTAL CURRENT ASSETS                           144,779         110,262
PROPERTY AND EQUIPMENT - NET                   71,420          62,890
OTHER ASSETS                                   21,108          9,283
TOTAL ASSETS                                   237,307         182,435

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
CURRENT MATURITIES OF LONG-TERM DEBT           500              602
ACCOUNTS PAYABLE - TRADE                       24,118           18,308
OTHER ACCRUED LIABILITIES                      41,649           26,721
TOTAL CURRENT LIABILITIES                      66,267           45,631
LONG-TERM DEBT, LESS CURRENT MATURITIES        38,975           29,910
OTHER LONG-TERM LIABILITIES                    6,944            4,257
TOTAL SHAREHOLDERS' EQUITY                     125,121          102,637
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     237,307          182,435


ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS)
(UNAUDITED)

                            THREE MONTHS ENDED         NINE MONTHS ENDED
                               SEPTEMBER 30               SEPTEMBER 30
                            1998           1997       1998             1997
NET SALES                   $88,797     $65,040       $285,085     $201,179
COST OF SALES                66,622      50,407        214,780      152,906
GROSS PROFIT                 22,175      14,633         70,305       48,273
S,G, & A  EXPENSES           11,822       9,439         37,336       28,569
INCOME FROM OPERATIONS       10,353       5,194         32,969       19,704
INTEREST EXPENSE                660         512          2,061        1,690
OTHER INCOME, NET OF EXPENSE    (59)         (2)           241          194
INCOME BEFORE INCOME TAXES    9,634       4,680         31,149       18,208
INCOME TAXES                  3,855       1,859         12,422        7,237
NET INCOME                    5,779       2,821         18,727       10,971


EARNINGS PER COMMON SHARE
BASIC                          $0.61      $0.30         $2.00        $1.14
DILUTED                        $0.59      $0.30         $1.94        $1.12

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC                      9,417,189  9,317,580     9,381,855    9,635,563
DILUTED                    9,745,784  9,526,525     9,674,677    9,784,567


ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                              SEPTEMBER         SEPTEMBER
                                              1998              1997

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                    $18,727           $10,971
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
   DEPRECIATION AND AMORTIZATION                5,764             4,587
   PROVISION FOR DOUBTFUL ACCOUNTS                344               280
   PROVISION FOR INVENTORY RESERVE              1,431             1,189
   PROVISION FOR WARRANTY RESERVE               3,436             2,371
   (GAIN) LOSS ON SALE OF FIXED ASSETS            (48)              462
   PROVISION FOR PENSION RESERVE                  121

(INCREASE) DECREASE IN:
   TRADE RECEIVABLES                          (16,304)           (5,362)
   FINANCE RECEIVABLES                        (14,603)           (1,745)
   INVENTORIES                                   (568)           (6,331)
   PREPAID EXPENSES AND OTHER                 (11,142)           (5,786)
   OTHER RECEIVABLES                             (126)             (423)
   OTHER  NON-CURRENT ASSETS                     (167)              (99)

INCREASE (DECREASE) IN:
   ACCOUNTS PAYABLE                             2,696             3,694
   ACCRUED PRODUCT WARRANTY                    (2,629)           (1,216)
   OTHER ACCRUED LIABILITIES                    5,705               623
   INCOME TAXES PAYABLE                        12,480             9,973
TOTAL ADJUSTMENTS                             (13,610)            2,217
NET CASH PROVIDED BY OPERATING ACTIVITIES       5,117            13,188

CASH FLOWS FROM INVESTING ACTIVITIES:
   PROCEEDS FROM SALE OF PROPERTY
      AND EQUIPMENT - NET                         318               338
   EXPENDITURES FOR PROPERTY AND EQUIPMENT    (11,675)           (6,327)
NET CASH USED BY INVESTING ACTIVITIES         (11,357)           (5,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
   NET BORROWINGS (REPAYMENTS) UNDER REVOLVING
      CREDIT AGREEMENT                         (4,173)            2,080
   TENDER OFFER STOCK REPURCHASE                                 (7,760)
   BORROWINGS (REPAYMENTS) UNDER LOAN AND
     NOTE  AGREEMENTS                           7,919            (4,116)
   PROCEEDS FROM ISSUANCE OF COMMON STOCK         781                33
NET CASH PROVIDED (USED) BY FINANCING
   ACTIVITIES                                   4,527            (9,763)
NET DECREASE IN CASH                           (1,713)           (2,564)
CASH AT BEGINNING OF PERIOD                     2,926             3,382
CASH AT END OF PERIOD                          $1,213           $   818


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

            2. Receivables are net of allowance for doubtful accounts of $1,380,000 and $1,342,000 for September 30, 1998 and
            December  31, 1997, respectively.

            3. Inventories are stated at the lower of first-in, first-out, cost or market and consist of the following:
                                   (in thousands)

                                       September 30,   December 31,
                                       1998            1997
            Raw Materials              $27,204         $27,987
            Work-in-Process             17,976          15,920
            Finished Goods              19,497          25,488
            Total                      $64,677        $ 69,395


            4. Property and equipment is stated at cost. Property and equipment is net of accumulated depreciation of $35,835,000 and $31,747,000 for September 30, 1998 and December 31, 1997, respectively.

            5.   Earnings per share are computed in accordance with SFAS
            No. 128.

            6. Certain customers have financed purchases of Astec products through arrangements in which the Company is contingently liable for customer debt aggregating approximately $1,372,000 at September 30, 1998, and $1,793,000 at December 31, 1997.

            7. There have been no material developments in legal proceedings previously reported. See "Management's
            Discussion and Analysis of Financial Condition and Results of Operations" in Part I - Item 2 "Contingencies" of this Report.

            8. Approximately 80% to 85% of the Company's business volume normally occurs during the first nine months of each year.



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

                 On November 2, 1998, the  Company announced it acquired
            substantially  all   of  the  assets  of   Johnson  Crushers
            International, Inc. ("JCI") located in Eugene, Oregon for approximately $7,000,000 cash, with a potential three year earn-out of approximately $5,500,000. The final purchase price is subject to adjustment based upon due diligence work to be performed in December 1998. The acquired business designs, manufactures and markets aggregate processing equipment, including the JCI line of portable and stationary cone crushers and horizontal screens. The new business will continue to be operated under the name Johnson Crushers International, Inc. as a wholly owned subsidiary of Astec Industries, Inc. and will remain headquartered in Eugene, Oregon.

            Results of Operations

                 For  the three  months ended  September  30, 1998,  net
            sales increased to $88,797,000 from $65,040,000 for the three-months ended September 30, 1997, representing an increase of $23,757,000 or approximately 36.5%. The acquisition of Kolberg-Pioneer, Inc. during December 1997, accounted for approximately $12,750,000 of the increase in sales for the third quarter of 1998 compared to the third quarter of 1997. The remainder of the increase in net sales for the third quarter of 1998 related primarily to increased sales of asphalt mixing plants and related components and sales of paving equipment. International sales for the third quarter of 1998 increased to $22,770,000 from $16,022,000 for the same period of 1997, an increase of approximately $6,748,000 or 42.1%.

                 Net sales for the nine months  ended September 30, 1998
            increased approximately 41.7% to $285,085,000 from $201,179,000 for the same period of 1997. For the nine months ended September 30, 1998 compared to the same period of 1997, approximately $39,642,000 or 47.2% of the increase in net sales is attributable to net sales of Kolberg-Pioneer, Inc. The remainder of the increase in net sales for the nine months ended September 30, 1998 is attributable to increased sales of asphalt mixing plants and related components, increased sales of aggregate crushing equipment and increased international sales volume. International sales for the nine months ended September 30, 1998 increased to $49,552,000 from $38,616,000 for the nine months ended September 30, 1997.

                 Gross profit  for the quarter ended  September 30, 1998
            increased to $22,175,000 from $14,633,000 for the quarter ended September 30, 1997, while the gross profit percentage for the three months ended September 30, 1998 increased to 25.0% from 22.5% at September 30, 1997. The increase in the gross profit percentage for the quarter ended September 30, 1998 compared to the same quarter in 1997 relates primarily to increased international sales volume and improved customer pricing on customization.


            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

                 Gross profit  for the nine  months ended  September 30,
            1998 was $70,305,000 compared to gross profit of $48,273,000 for the same period of 1997. The gross profit percentage for the nine months ended September 30, 1998 was 24.7% compared to 24.0% for the nine months ended September 30, 1997.

                 Selling, general,  and administrative expenses  for the
            quarter ended September 30, 1998 were $11,822,000 or 13.3% of net sales, compared to $9,439,000 or 14.5% of net sales for the same period of 1997. The increase in selling, general and administrative expenses for the quarter ended September 30, 1998 compared to the same quarter in 1997, was due mainly to increased sales department expenses for increased sales personnel and their related selling expenses. Approximately $795,000 of the increase in selling, general and administrative expenses for the quarter ended September 30, 1998 compared to the same period of 1997, related to selling, general and administrative expenses of Kolberg-Pioneer, Inc., acquired in December, 1997.

                 Selling,  general and  administrative expenses  for the
            nine months ended September 30, 1998 increased to $37,336,000, from $28,569,000 for the nine months ended September 30, 1997, an increase of $8,767,000 or 30.7%.
            Approximately 47.4% of the increase in selling, general and administrative expenses for the nine months ended September 30, 1998, compared to the same period of 1997, related to Kolberg-Pioneer, Inc. The remaining increase in selling, general and administrative expenses was due mainly to increased selling expense.

                 Interest expense  increased to  $660,000 for  the third
            quarter of 1998 from $512,000 for the third quarter of 1997. Interest expense as a percentage of net sales decreased to .7% for the quarter ended September 30, 1998 from .8% for the same period of 1997.

                 Interest expense  for the  nine months  ended September
            30, 1998  increased $371,000  to $2,061,000  from $1,690,000 for the same period of 1997. The increase in interest expense for the three and nine months ended September 30, 1998 compared to the three and nine months ended September 30, 1997, is due mainly to increased borrowing under of the Company's revolving credit facility. The outstanding debt under the revolving credit facility increased during 1998 compared to 1997 due to usage by the Company's captive finance company for lease financing and by Astec Industries, Inc. for financing the purchase of Kolberg-Pioneer in December, 1997.

                 Other income, net  of other expense, was  a net expense
            of $59,000 and $2,000 for the quarters ended September 30, 1998 and 1997, respectively.

                 Other income, net of other expense  for the nine months
            ended September 30, 1998 was $241,000 compared to other income, net of other expense for the nine months ended September 30, 1997 of $194,000, an increase in income of $47,000.

                 Income  tax  expense  for the  third  quarter  of  1998
            increased to $3,855,000 from $1,859,000 at September 30, 1997, an increase of $1,996,000 or 107.4%. Tax expense is 4.3% and 2.9% of net sales for the quarters ended September 30, 1998 and 1997, respectively. The effective tax rate for the third quarter of 1998 and 1997 was 40.0% and 39.7%, respectively.

                 Backlog of orders at September 30, 1998 was $64,771,000
            compared to $46,763,000 at September 30, 1997. For comparison, the September 30, 1997 backlog of Kolberg-Pioneer was included in the September 30, 1997 backlog amount. The majority of the increase in the backlog at September 30, 1998 compared to that of September 30, 1997 related to a significant increase in domestic orders for asphalt mixing plants and related components and an increase in international orders for trenching and aggregate crushing equipment.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

            Liquidity and Capital Resources

                 As  of  September 30,  1998,  the  Company had  working
            capital of  $78,512,000 compared  to $71,459,000 at December
            31, 1997.

                 Total   short-term    borrowings,   including   current
            maturities of long-term debt, were $500,000 at September 30, 1998 and December 31, 1997. The total current maturities of long-term debt at September 30, 1998 and December 31, 1997, represent current maturities of outstanding Industrial Revenue Bonds. Long-term debt, less current maturities was $38,975,000 at September 30, 1998 and $35,230,000 at
            December 31, 1997. The increase in outstanding debt at September 30, 1998 compared to December 31, 1997, is due mainly to financing the purchase of Kolberg-Pioneer, Inc. on December 2, 1997. During August, 1998, the City of Yankton, South Dakota issued $9,700,000 of Variable Fixed Rate Demand Industrial Development Revenue Bonds, Series 1998, with which the Company converted approximately $7,900,000 of the outstanding revolving credit facility related to the acquisition of Kolberg-Pioneer, Inc. to industrial revenue bonds at more favorable interest rates.

                 Capital expenditures  in 1998  for plant  expansion and
            for further modernization of the Company's manufacturing processes, are expected to approach $15,000,000. The Company expects to finance these expenditures using internally generated funds. Capital expenditures for the nine months ended September 30, 1998 were $11,675,000.

                 The  Company has  an  unsecured  revolving credit  loan
            agreement with First Chicago NBD. The line of credit is $70,000,000. This credit facility expires November 22, 2002. At September 30, 1998, $19,556,000 of the line of credit was utilized. Principal covenants under the First Chicago credit agreement include ( i ) the maintenance of certain levels of net worth and compliance with certain net worth, leverage and interest coverage ratios, (ii) a limitation on capital expenditures and rental expense, (iii) a prohibition against dividends, and (iv) a prohibition on large acquisitions except upon the consent of the lenders.

                 As part  of the Company's $70,000,000  revolving credit
            facility, Astec Financial Services, Inc. has a segregated portion of up to a $30,000,000 line of credit. At September 30, 1998, Astec Financial Services, Inc. had utilized $17,241,000 of this line, which is included in the above stated utilization. Advances under this line of credit are limited to _Eligible Receivables_ of Astec Financial Services, Inc. as defined in the credit agreement. The Company and Astec Financial Services were in compliance with all financial covenants related to the line of credit at September 30, 1998, with the exception of the limitation on capital expenditures. First Chicago NBD has issued a waiver for this covenant for the third quarter of 1998. In addition, First Chicago NBD modified the revolving credit agreement to limit capital expenditures to a percentage of sales volume.

            Year 2000

                 The  Company   recognizes  the   need  to   ensure  its
            operations will not be adversely impacted by Year 2000 software failures. The term _Year 2000_ is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

                 During the first quarter of 1998, the Company commenced
            a comprehensive Year 2000 project to address all necessary code changes, testing and implementation. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance. To date, substantial progress has been made toward completion of the project. Since the Company updated the majority of its personal computing equipment and related software in recent years, most personal computer equipment is compliant will need only a replacement chip or a software update to become Year 2000 compliant. The Company is scheduled to complete all updates or replacements and related testing by June 1999. The Company has some mainframe systems which will require either significant reprogramming or replacement. The mainframe systems being replaced were planned before the Year 2000 project, but the assessments and implementations were accelerated due to Year 2000 issues. The Year 2000 budget includes the costs related to replacement of mainframe systems, which are capitalized on the Company's books. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue will be mitigated. However, in the unlikely event such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

                 The  Company's  plan to  resolve  the  Year 2000  Issue
            involves  the   following  four  phases:         assessment,
            remediation, testing, and implementation. The following chart summarizes the percentage of completion for each of the four phases of the Year 2000 project and the expected completion dates for the phases not completed as of September 30, 1998.

            MANAGEMENT'S  DISCUSSION  AND   ANALYSIS  OF  FINANCIAL
            CONDITION AND RESULTS OF OPERATION - CONTINUED

                                 Resolution Phases*

                   Assessment    Remediation    Testing      Implementation


   Information     90%           70%             40%         40 % Complete
   Technology      Complete      Complete        Complete
                                                              Expected
                                 Expected        Expected     completion
                                 completion      completion   date, 6/30/99
                                 date,           date,
                                 12/31/98        6/30/99
E
x
p
o
s
u  Operating
r  Equipment        90%            80 %            60%          60% Complete
e  with             Complete       Complete        Complete
   Embedded
T  Chips                                                         Expected
y  or                              Expected         Expected     completion
p  Software                        completion       completion   date,
e                                  date,            date,        6/30/99
                                   3/31/99          6/30/99


   Products          100%          95%              95%           95% Complete
                     Complete      Complete         Complete


   3rd
   Party             70%           60%              60%           60% Complete
                     Complete      Complete         Complete

                     Expected
                     completion
                     date for
                     surveying
                     all third
                     parties,
                     12/31/98


  *  All percentage of completion amounts are approximations.


     MANAGEMENT'S DISCUSSION AND  ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS - CONTINUED

                 The  Company is  utilizing both  internal and  external
            resources to reprogram or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated to be $3,000,000 and is being funded through operating cash flows. To date, the Company has incurred approximately $2,100,000, related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $600,000 is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $300,000 is related to repair of hardware and software and will be expensed as incurred.

                 The  Company  manufactures  products  that  use  either
            internally or externally developed software that is susceptible to Year 2000. For customers with products which contain externally developed software, the Company is notifying them by mail that the Company does not own the source code to these specific software products and cannot provide a Year 2000 update. The Company does offer to provide the customer, for a fee, a version of internally generated software to replace that provided with the original equipment. Some internally developed equipment software was designed to be Year 2000 compliant. For customers with products that contain internally developed software that is not Year 2000 compliant, and the products were purchased within the last five years, the Company is sending out disks to update the software for Year 2000 compliance. If the equipment was purchased more that five years earlier, the Company provides the software update for a fee.

                 In addition,  some of the Company's  equipment, such as
            asphalt plants, contain personal computers. The PC equipment should be tested for year 2000 compliance. The Company is mailing to its applicable customers instructions to test their PC's for Year 2000 compliance. If the PC's are not compliant, the customers are instructed to contact the Company. Due to the nature of the Company's products, updates and information provided following the initial information letters is based upon individual inquiry

                 Furthermore, the Company is in  the process of querying
            its significant suppliers and any other external agents (no external agents share information systems with the Company). The progress of this process is shown in the above chart. To date, the Company is not aware of any external agents with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready and the effect of any non-compliance by external agents is not determinable.

                 Management of the Company believes  it has an effective
            program in place to resolve the Year 2000 issue in a timely manner. In the event that the Company does not complete any additional phases, the Company could lose revenues due to inability to manufacture its product, missed delivery dates of equipment, and inability to provide customer technical support to equipment in the field, among other potential risks. In addition, the Company could be subject to litigation for computer systems product failure. The amount of potential liability and lost revenues cannot be reasonably estimated at this time.

                 The Company currently has no contingency plans in place
            in the event it does not complete all phases of the Year 2000 project. The Company plans to evaluate the status of completion in March 1999 and determine whether such a plan is necessary.

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

            Item 6.  Exhibits and Reports on Form 8-K

                 (a)    Exhibits

                        Index to Exhibits:

                        (27)  Financial Data Schedule (EDGAR filing only)

                  (b)   Reports on Form 8-K.

                      No reports on Form 8-K have been filed during the
            quarter ended September 30, 1998.



                                     SIGNATURES


                 Pursuant to the requirements of the Securities Exchange
            Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ASTEC INDUSTRIES, INC.
                                               (Registrant)



            11/13/98                      /s/ J. Don  Brock
              Date                            J. Don  Brock
                                              Chairman of the  Board
                                              and President



            11/13/98                      /s/ Richard W. Bethea, Jr.
              Date                            Richard W. Bethea
                                              Vice President, Corporate
                                              Counsel and Secretary