Form 10-K
period 1998-12-31
ASTEC INDUSTRIES INC
filed 1999-03-22
CIK 792987

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

(Mark One)

X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 	For the fiscal year ended December 31, 1998

OR

  	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 	1934
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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $558,547,413 based upon the closing sales price reported by the NASDAQ National Market on March 8, 1999, using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by all directors and executive officers of the registrant, some of whom may not be held to be affiliates upon judicial determination.


(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of March 8, 1999

Common Stock, par value $.20 - 19,014,380 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the Parts of this Annual Report on Form 10-K indicated:

		Document	                             						Form 10-K
	Proxy Statement relating to					             Part III
	Annual Meeting of Shareholders
	to be held on April 22, 1999

ASTEC INDUSTRIES, INC.
1998 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS
                                                                      Page
PART I

Item  1.	Business
Item  2. Properties
Item  3.	Legal Proceedings
Item  4.	Submission of Matters to a Vote of Security Holders
        	Executive Officers of the Registrant


PART II
Item  5.	Market for Registrant's Common Equity and Related
         Shareholder Matters
Item  6.	Selected Financial Data
Item  7.	Management's Discussion and Analysis of Financial
       		Condition and Results of Operations
Item  8.	Financial Statements and Supplementary Data
Item  9.	Changes in and Disagreements With Accountants on
        	Accounting and Financial Disclosure


PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners
       		and Management
Item 13.	Certain Relationships and Related Transactions


PART IV
Item 14.	Exhibits, Financial Statement Schedules, and
       		Reports on Form 8-K

Appendix A                                                            		A-1

SIGNATURES

PART I

Item 1.  BUSINESS

General

    	Astec Industries, Inc. (the "Company") is a Tennessee corporation, which was incorporated in 1972. The Company designs, engineers, manufactures, markets, and finances equipment and components used primarily in road building and related construction activities. The Company's products are used in each phase of road building, from quarrying and crushing the aggregate to application of the road surface. In addition, the Company is partner in a joint venture that makes testing and sampling equipment for the asphalt mix and aggregate processing industries. The Company also manufactures certain equipment and components unrelated to road construction, including trenching and excavating equipment, environmental remediation equipment, and industrial heat transfer equipment. The
Company holds 99 United States and 64 foreign patents, has 39 patent applications pending, and has been responsible for many technological and engineering innovations in the industry. The Company currently manufactures over 150 different products, which it markets both domestically and internationally. In addition to plant and equipment sales, the Company manufactures and sells replacement parts for equipment in each of its product lines. The distribution and sale of replacement parts is an integral part of the Company's business.

	The Company's nine manufacturing subsidiaries are: (i) Astec, Inc., which manufactures a line of hot-mix asphalt plants, soil purification and environmental remediation equipment and related components; (ii) Heatec, Inc., which manufactures thermal oil heaters, asphalt heaters and other heat transfer equipment used in the Company's asphalt mixing plants and in other industries; (iii) CEI Enterprises, Inc., which manufactures heat transfer equipment and recycled rubber blending systems for the hot-mix asphalt industry; (iv) Telsmith, Inc., which manufactures aggregate processing equipment for the production and classification of sand, gravel, and crushed stone for road and other construction applications; (v) Kolberg-Pioneer, Inc., which manufactures aggregate processing equipment for the crushed stone, manufactured sand, recycle, top soil and remediation markets; (vi) Johnson Crushers
International, Inc. ("JCI") which manufactures portable and stationary aggregate and ore processing equipment; (vii) Production Engineered Products, Inc., which designs, manufactures and markets high-frequency vibrating screens for sand and gravel and asphalt operations; (viii) Roadtec, Inc., which manufactures milling machines used to recycle asphalt and concrete, asphalt paving equipment and material transfer vehicles; and (ix) Trencor, Inc., which manufactures chain and wheel trenching equipment and excavating equipment.

   	Astec Financial Services, Inc. ("AFS") was formed in June 1996 as a wholly-owned subsidiary of the Company to provide a wide range of financing products for leasing or acquiring the Company's equipment. AFS, a captive finance company, is dedicated to working exclusively with the Company's subsidiaries and their customers in arranging financing for the Company's equipment. AFS provides loans, operating leases, floor plans for dealers, fleet rental plans, and other financing plans to meet the needs of the industry.

     	The Company is a 50% shareholder of Pavement Technology, Inc.
("PTI"). PTI manufactures innovative testing and sampling equipment and packages design laboratory products, which allows customers to purchase a complete design laboratory from one source. The pavement analyzer technology has captured the interest of state departments of transportation and universities as a new standard for measuring pavement performance of hot-mix asphalt. The pavement technology product line enhances the services and equipment we are able to provide our customers.

     	The Company's strategy is to become the low-cost producer in each of its product lines for any given product while continuing to develop innovative new products and provide first class service for its customers. Management believes that the Company is the technological innovator in the markets in which it operates and is well positioned to capitalize on the need to rebuild and enhance roadway infrastructure, both in the United States and abroad.

Segment Reporting

    	In 1998, the Company adopted SFAS No. 131, Disclosures About
Segments of an Enterprise and Related Information, which changes the way the Company reports information about its operating segments. The information for 1996 and 1997 has been restated in order to conform to current presentation requirements.

     The Company's business units have separate management teams and offer different products and services. The business units have been aggregated into three reportable business segments based upon the nature of the product or services produced, the type of customer for the products and the nature of the production process. The reportable business segments are (i) Hot-mix Asphalt Plant and Related Heat Transfer Equipment, (ii) Aggregate Processing
Equipment and (iii) Mobile Construction Equipment. All remaining business units are included in the "Other" category for reporting.

     Financial information in connection with the Company's financial reporting for segments of a business under SFAS 131 is included in Note 12 to "Notes to Consolidated Financial Statements - Operations by Industry Segment and Geographic Area," appearing at Page A-23 of this report.


Hot-mix Asphalt Plants and Related Heat Transfer Equipment

    	The Hot-Mix Asphalt Plants and Related Heat Transfer Equipment segment is made up of three business units-Astec, Inc., Heatec, Inc. and CEI Enterprises, Inc. These business units design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other non-related industries.

Products

     Astec, Inc. designs, engineers, manufactures and markets a complete line of portable, stationary and relocatable hot-mix asphalt plants and related components under the "ASTEC" trademark. An asphalt mixing plant typically consists of heating and storage equipment for liquid asphalt (manufactured by Heatec), cold feed bins for storing aggregates, a drum mixer for drying, heating and mixing, a baghouse composed of air filters and other pollution control devices, hot storage bins or silos for temporary storage of hot-mix asphalt and a control house.
The Company introduced the concept of plant portability in 1979.
Its current generation of portable asphalt plants is marketed as the Six
PackTM and consists of six portable components, which can be disassembled and moved to the construction site to reduce relocation expenses.
Plant portability represents an industry innovation developed and successfully marketed by the Company. In 1996, an improved version of the Six PackTM plant was developed, making it considerably more portable and self-erecting. This design eliminated the use of cranes for disassembly or erection. The enhanced version of the Six PackTM, known as the Turbo Six PackTM, is a highly portable plant which is especially useful in less populated areas where plants must be moved from job to job.

   	The components in Astec's asphalt mixing plants are fully automated and use microprocessor-based control systems for efficient operation. The plants are manufactured to meet or exceed federal and state clean air standards.

     	The Company has also developed specialized asphalt recycling equipment for use with its hot-mix asphalt plants. Many of its existing products are suited for blending; vaporizing, drying and incinerating contaminated products. As a result, Astec has developed a line of thermal purification equipment for the remediation of petroleum contaminated soil.

     Heatec, Inc., designs, engineers, manufactures and markets a variety of heaters and heat transfer processing equipment under the "HEATEC(r)" trade mark for use in various industries, including the asphalt industry.
It manufactures a complete line of heating and liquid storage equipment for the asphalt paving industry and heaters are offered in both direct-fired and helical coil models. In addition, Heatec builds a wide variety of industrial heaters to fit a broad range of applications, including equipment for emulsion plants, roofing material plants, refineries, chemical processing, rubber plants and the agribusiness. Heatec has the technical staff to custom design heating systems and has systems operating as large as 40,000,000 BTU's per hour. CEI Enterprises, Inc. (CEI), designs, engineers, manufactures and markets heating equipment and storage tanks mainly for the asphalt paving industry. While Heatec's equipment employs a direct-fired and helical coil heating process, CEI's equipment uses hot oil, direct fired or electric heating processes. CEI's equipment includes portable and stationary tank models with capacities up to 35,000 gallons each.

Marketing

      The Company markets its hot-mix asphalt and heat transfer products both domestically and internationally. The principal purchasers of asphalt and related equipment include highway contractors and foreign and domestic governmental agencies. Asphalt equipment is sold directly to its customers with domestic, soil remediation and international sales departments. Outside dealers are not used to market hot-mix asphalt products, but International agents are used to market asphalt plants and their components.

     Heatec equipment is marketed through both direct sales and dealer sales. Approximately 18 manufacturers' representatives sell heating products for applications in industries other than the asphalt industry with such sales comprising approximately 20% of heating equipment volume during 1998. CEI equipment is marketed only through direct sales.
Direct sales employees are paid salaries and are generally entitled to commissions after obtaining certain sales quotas.

Raw Materials

     Raw materials used in the manufacture of products include carbon steel and various types of alloy steel, which are normally purchased from steel mills and other sources. Raw materials for manufacturing are all readily available and some steel is delivered on a "just-in-time" arrangement from the supplier to reduce inventory requirements at the manufacturing facility.

Competition

     This industry segment faces strong competition in price, service and product performance and competes with both large publicly held companies with resources significantly greater than those of the Company and with various smaller manufacturers. Hot-mix asphalt plant competitors include CMI Corporation; Cedarapids, Inc. a subsidiary of Raytheon Company;
and Gencor Industries, Inc. The market for the Company's heat transfer equipment is diverse because of the multiple applications for such equipment. Competitors for heating equipment include Gencor/Hyway Heat Systems, American Heating, Gentec, and GTX Systems.

Employees

     At December 31, 1998 the Hot-mix Asphalt Plant and Heat Transfer
Equipment segment employed 922 individuals, of which, 728 were engaged in manufacturing, 73 in engineering and 121 in selling, general and administrative functions.

Backlog

     The backlog for the Hot-mix Asphalt and Heat Transfer Equipment segment at December 31, 1998 and 1997 was approximately $56,520,000 and $42,281,000, respectively.


Aggregate Processing Equipment

   	The Company's Aggregate Group is comprised of four business units that are focused on the aggregate, metallic mining, and recycle markets. Each subsidiary achieves its strength by distributing products into niche markets and drawing on the advantages of brand recognition in the global market. The business units in this group are Telsmith, Inc., Kolberg-Pioneer, Inc., Production Engineered Products, Inc. and Johnson Crushers International, Inc.



Products

      Telsmith, Inc. is the oldest subsidiary of the group, founded in 1906. The primary markets served under the Telsmith trade name are the aggregate and metallic mining industries. Telsmith's core products are the cone (Gyrasphere(r)), jaw and impact crushers, which are recognized for their reliability. A wide range of vibrating feeders for primary crushing operations are complemented with large vibrating screens for the difficult scalping applications, and sizing screens to handle the most rigorous specifications of finished aggregate products. Telsmith also offers all their products as portables that are easily relocated to quarry sites to minimize the costs of transporting crushed stone. Equipment furnished by Telsmith can be purchased as individual components, as portable plants for flexibility, or as completely engineered systems for both portable and stationary applications.

    The stringent demands for quality aggregate to meet the specifications of the "Superpave" asphalt mixes has led to Telsmith's development of the "Silver Bullet" narrow band cone crusher, which provides unparalleled results in producing a cubical product, as well as enhancing overall machine productivity.

    In metallic mining operations, Telsmith(r) equipment is used in primary crushing stages after the material has been blasted from the deposit. Secondary and tertiary crushing equipment, as well as vibrating screens, are employed in systems to reduce the material down to sizes for grinding mill feed or leech bed processes.

    	In 1994, Telsmith received ISO 9001 certification, the international standard of quality assurance in the design, development, production, installation and servicing of their products.
This designation is recognition of the quality of Telsmith products and services in the worldwide marketplace.

    Kolberg-Pioneer, Inc. ("KPI") designs, manufactures and supports a complete line of aggregate processing equipment for the sand and gravel, mining, quarry and concrete recycle markets. KPI manufactures the well-known Pioneer and Kolberg product lines.

     Pioneer products include a complete line of primary, secondary, tertiary and quaternary crushers, including jaws, cones, horizontal shaft impactors, vertical shaft impactors and roll crushers. Kolberg-Pioneer rock crushers are used by mining, quarry and sand and gravel producers to crush oversized aggregate to salable size.
Feeders are used to transfer aggregate into crushing operations. Crusher efficiency is increased as fines bypass the crusher.
Feeders include apron, vibrating grizzly, and heavy-duty models.

     Kolberg's sand classifying and washing equipment is relied upon to clean, segregate and re-blend deposits to meet the fineness modules and sand equivalent specifications for critical applications. The product line includes fine and coarse material washers, log washers and blade mills. Screening plants are available in both stationary and highly portable models. A full line of radial, stacking, overland and specialty conveyors complete the aggregate equipment line of products.

     Kolberg-Pioneer manufactures conveyors designed to move or store aggregate and other bulk materials, typically in a radial cone-shaped stockpile. Models offered include road portable, telescoping stationary, and overland styles.

     In addition, Kolberg manufactures pugmills which are highly efficient homogenous mixing chambers consisting of twin shafts with timed, overlapping paddles used for soil remediation, cement-treated base and cold-mix asphalt. Pugmills are typically combined with either a bulk storage silo for introducing dry additives, or with a pump for liquids.

     Production Engineered Products, Inc. ("PEP") designs, manufactures, and markets high-frequency vibrating screens for sand and gravel customers, as well as customers engaged in asphalt production. In addition, PEP incorporates the high-frequency screens into portable crushing and screening plants serving he aggregate and industrial markets. High-frequency screens are adept in separating out small mesh particles where conventional screens are not ideally suited. The recent development of the "Fold 'n Go" plant allows operators to separate sized and produce stockpiles with a minimum of set-up time.

     Johnson Crushers International, Inc. ("JCI") designs, manufactures and distributes portable and stationary aggregate and ore processing equipment. This equipment is used in the aggregate, mining and recycle industries. The principal products are cone crushers, three shaft horizontal screens, portable chassis and replacement parts for competitive equipment. JCI offers completely re-manufactured, used cone crushers and screens from its service repair facility.
JCI(tm) cone crushers are used primarily in secondary and tertiary crushing applications, and come in both manual and remotely adjusted models. Horizontal screens are low profile machines for use primarily in portable applications. They are used to separate aggregate materials by sizes. Portable plants combine various configurations of cone crushers, horizontal screens, and conveyors mounted on a tow-away chassis.

     Because today's transportation costs are high, producers use portable equipment to operate nearer to their job site. Portable plants allow the aggregate producers to quickly and efficiently move their equipment from one location to another.

Marketing

    	Aggregate processing equipment is marketed domestically using a leased sales branch in Lakeville, Massachusetts and direct and dealer sales. Products are marketed internationally using direct sales and outside dealers. Aggregate processing equipment is marketed by 28 direct sales employees and by approximately 100 independent domestic distributors. Telsmith and JCI share a leased sales office in Denver, Colorado from which one inside salesman operates. The principal purchasers of aggregate processing equipment include highway and heavy equipment contractors, open mine operators, quarry operators and foreign and domestic governmental agencies.

Raw Materials

     Raw materials used in the manufacture of products include carbon steel and various types of alloy steel, which are normally purchased from steel mills and other sources. Raw materials for manufacturing are all readily available.

Competition

   	The aggregate processing equipment segment faces strong competition in price, service and product performance. Aggregate processing equipment competitors include Svedala; Greystone; Cedarapids, Inc.; Nordberg, Inc.; Powerscreen; Deister; Seco/Hewitt Robins; Eagle
Iron Works; Finley; Universal and other smaller manufacturers, both domestic and international.

Employees

     At December 31, 1998 the Aggregate Processing Equipment segment employed 823 individuals, of which, 615 were engaged in manufacturing, 70 in engineering and support functions, and 138 in selling, general and administrative functions.

Backlog

At December 31, 1998 and 1997, the backlog for the Aggregate
Processing Equipment segment was approximately $28,900,000 and $20,713,000, respectively. The 1997 backlog is adjusted for the acquisition of JCI, Inc.


Mobile Construction Equipment

    	The Mobile Construction Equipment includes the business unit Roadtec, Inc. which designs, engineers, manufactures and markets asphalt pavers, material transfer vehicles, and milling machines. Roadtec engineers emphasize simplicity, productivity, versatility and accessibility in product design and use.

Products

    	Roadtec's patented Shuttle Buggy is a mobile, self-propelled material transfer vehicle which allows continuous paving by separating truck unloading from the paving process while remixing the asphalt surface material.
A typical asphalt paver must stop paving to permit truck unloading of asphalt mix. By permitting continuous paving, the Shuttle Buggy allows the asphalt paver to produce a smoother road surface.
As a result of the pavement smoothness achieved with this machine, certain states are now requiring the use of the Shuttle Buggy.
Recent studies using infrared technology have revealed problems caused by differential cooling of the hot-mix during hauling. The Shuttle Buggy remixes the material to a uniform temperature, eliminating the problem.

     Asphalt pavers are used in the application of hot-mix asphalt to the road surface. Roadtec pavers have been designed to minimize maintenance costs while exceeding road surface smoothness requirements. Roadtec also manufactures a paver model that must be used with the material transfer vehicle described above.

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

Marketing

    	Mobile Construction Equipment is marketed both domestically and internationally to highway and heavy equipment contractors, utility contractors and foreign and domestic governmental agencies. Mobile construction equipment is marketed both directly and through dealers. This segment employs 13 direct sales staff, 29 foreign independent distributors and 1 domestic independent distributor.

Raw Materials

     Raw materials used in the manufacture of products include carbon steel and various types of alloy steel, which are normally purchased from steel mills and other sources. Raw materials for manufacturing are all readily available.

Competition

    	The paving equipment segment faces equally strong competition in price, service and performance, as do the Company's other operating segments. Mobile equipment competitors include Caterpillar Paving Products, Inc., a subsidiary of Caterpillar, Inc.; Blaw-Knox Construction Equipment Company, a subsidiary of Ingersoll-Rand Company; and Cedarapids, Inc. The segment's milling machine equipment competitors include CMI Corporation; Cedarapids, Inc.; Caterpillar, Inc.; and Wirtgen America, Inc.

Employees

   At December 31, 1998 the Mobile Construction Equipment segment employed 300 individuals, of which, 226 were engaged in manufacturing, 19 in engineering and support functions, and 55 in selling, general and administrative functions.

Backlog

   	The backlog for the Mobile Construction Equipment segment at December 31, 1998 and 1997 was approximately $4,200,000 and $2,200,000, respectively.

Others Business Units

   	This category consists of the Company's four other business units that do not meet the requirements for separate disclosure as an operating segment. These other operating units include Trencor, Inc., Astec Financial Services, Inc., Astec Transportation, Inc. and the parent company Astec Industries, Inc. Revenues in this category are derived predominantly from the sale of trenching and excavating equipment and from operating leases owned by the Company's finance subsidiary.

Products

    	Trencor, Inc. designs, engineers, manufactures and markets chain and wheel trenching equipment, canal excavators, rock saws, material processors and road miners.

    	Trencor's chain trenching machines utilize a heavy-duty chain (equipped with cutting teeth attached to steel plates) wrapped around a long moveable boom. These machines, with weights up to 450,000 pounds, are capable of cutting a trench up to eight feet wide and thirty-five feet deep through rock. Trencor also makes foundation trenchers used in areas where drilling and blasting are prohibited. In addition, the wheel trenching machines are used in pipeline excavation in soil and soft rock.
The wheel trenchers weigh up to 390,000 pounds and have a trench capacity of up to seven feet in width and ten feet in depth.

    	Trencor canal excavators are used to make finished and trimmed trapezoidal canal excavations within close tolerances primarily for irrigation systems. The rock saw is used to lay water and gas lines, fiber optic cable, and for constructing highway drainage systems, among other applications.

   	Four Road Miner(r) models are available with an attachment that allows them to cut a path up to twelve and a half feet wide and five feet deep on a single pass. The Road Miner(r) has applications in the road construction industry and in mining and aggregate processing operations.

    	Finally, Trencor manufactures a material processor which includes a crusher that operates independently from the trencher to process rock and related material (spoil) removed from the trench to make it suitable for use as a filler around pipes, cables or other lines being installed.

Competition

    	Competition for sales of trenching and excavating equipment includes Ditch Witch; J.I. Case; Tesmec; Vermeer and other smaller manufacturers in the small utility trencher market. Competitors of the captive finance company include General Electric Credit Corporation, The CIT Group, and Safeco Credit Company, Inc., as well as local financial institutions.

Common to All Operating Segments

     Although the Company has three reportable business segments, certain information applies to all operating segments of the Company the reportable segments and those operations included in the "Other" category.

Regulations

    	None of the Company's operating segments operate within highly regulated industries. However, air pollution equipment manufactured by the Company, principally for hot-mix asphalt plants, must comply with certain performance standards promulgated by the federal
Environmental Protection Agency under the Clean Air Act applicable to "new sources" or new plants. Management believes that the Company's products meet all material requirements of such regulations and of applicable state pollution standards and environmental protection laws.

   	In addition, due to the size and weight of certain equipment, the Company and its customers sometimes confront conflicting state regulations on maximum weights transportable on highways and roads. This problem occurs most frequently in the movement of portable asphalt mixing plants. Also, some states have regulations governing the operation of asphalt mixing plants and most states have regulations relating to the accuracy of weights and measures, which affect some of the control systems manufactured by the Company.

    	Requirement to comply with federal, state and local provisions that regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment have no material effect on capital expenditures, earnings, or the Company's competitive position within the market.


Employees

   	At December 31, 1998 the Company and its subsidiaries employed
2,285 persons, of which 1,724 were engaged in manufacturing operations, 180 in engineering, including support staff, and 381 in selling, administrative and management functions. Telsmith has a labor agreement expiring on October 13, 2001. Except as set forth above, none of the Company's other employees are covered by a collective bargaining agreement. Notwithstanding the current proceeding before the National Labor Relations Board, the Company considers its employee relations to be good.

    On August 3, 1995, a union representation election was held at the Trencor plant and a unit of Trencor production and maintenance employees voted to be represented by the United States Steelworkers of American, AFL-CIO, CLC. Trencor filed a Petition for Review with the United States Court of Appeals for the Fifth Circuit and requested that the National Labor
Relation Board's certification of the election be overturned due to alleged improper activity by the union. Trencor requested that a new representation election be held. Recently, in response to Trencor's appeal, the United States Court of Appeals for the Fifth
Circuit returned the matter to the National Labor Relations Board and ordered that an evidentiary hearing on Trencor's complaints be held before an administrative law judge. That hearing was held on January 15, 1998 with the administrative law judge rejecting Trencor's claims. Consequently, Trencor appealed the decision to the National Labor Relations Board which upheld the administrative law judge's ruling. Trencor appealed to the U.S. Court of Appeals for the Fifth Circuit where it is still pending.

Risk Factors

Acquisition Strategy; Integration of Acquired Businesses

As part of its growth strategy, the Company intends to evaluate the acquisitions of other companies, assets or product lines that would complement or expand its existing businesses or broaden its customer relationships. Although the Company conducts due diligence reviews of potential acquisition candidates, the Company may not be able to identify all material liabilities or risks related to potential acquisition candidates. There can be no assurance that the Company will be able to locate and acquire any business, retain key personnel and customers of an acquired business or integrate any acquired business successfully, including its recent acquisitions.

Competition

   	The Company faces strong competition in price, service and product performance in each of its product lines. While the Company does not compete with any one manufacturer in all of its product lines, it does compete as to certain products with both large publicly-held companies with resources significantly greater than the Company and various smaller manufacturers. Furthermore, demand for the Company's products is generally affected by economic conditions in the United States. A weak domestic economy could result in increased competition and reduced margins on sales of the Company's products.

   	Imports do not constitute significant competition for most of the Company's products marketed in the United States. In connection with its international sales, however, the Company generally competes with foreign manufacturers which may have a local presence in the market that the Company is attempting to penetrate. The competition of foreign manufacturers and weak foreign economies could have a material impact on the Company's international sales and results of operations.


Regulation

    	The Company does not operate within a highly regulated industry. However, air pollution equipment manufactured by the Company principally for hot mix asphalt plants must comply with certain performance standards promulgated by the Environmental Protection Agency under the Clean Air Act applicable to
"new sources" or new plants. While the Company's products are designed to meet or exceed current regulatory requirements and applicable state pollution standards and environmental protection laws, there can be no assurance that any future changes to such requirements will not adversely affect the Company. In addition, due the size and weight of certain component equipment which the Company manufacturers, the Company and its customers sometimes confront conflicting state regulations on maximum weights transportable on highways and roads. Also, some states have regulations governing the operation of the Company's component equipment, including asphalt mixing plants and soil remediation equipment, and most states have regulations relating to the accuracy of weights and measures which affect some of the control systems manufactured by the Company.

Year 2000 Compliance

    	Many existing computer systems and applications, and other control devices use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on its computer systems, applications and devices in operating and monitoring all major aspects of its business. The Company has for some time been pursuing a Year 2000 compliance program. The Company believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue will be mitigated. However, if the Company is unable to make the required modifications and replacements, or are if they are not made on a timely basis, the Year 2000 issue could have a material impact on the operations of the Company.

Product Liability

    	The Company is engaged in a business that could expose it to possible liability claims for personal injury or property damage due to alleged design or manufacturing defects in the Company's products. The Company believes that it meets existing professional specification standards recognized or required in the industries in which it operates. Although the Company currently maintains product liability coverage which it believes is adequate for the continued operation of its business, such insurance may prove inadequate or become difficult to obtain or unobtainable in the future on terms acceptable to the Company.

Seasonality and Cyclicality in Operating Results

    	The Company's business can generally be characterized as seasonal with sales tending to be stronger in the first and second quarters to fill orders placed in the fourth quarter of the preceding year in anticipation of warmer summer months when most asphalt paving and heavy construction work is performed. The Company's business is also somewhat cyclical with operating results typically affected by general economic conditions and other factors affecting the construction industry as a whole. Historically, during periods of a weak domestic economy, economic pressures have adversely affected the construction industry and have resulted in increased competition and reduced margins on sales of the Company's products.

International Exposure

    	During fiscal year 1998, international sales represented approximately 19.1% of the Company's total revenues. The Company anticipates that international operations will continue to account for a portion of its business for the foreseeable future. As a result, the Company may be subject to certain risks, including difficulty in managing distributors and dealers, adverse tax consequences, political and economic instability of governments, and difficulty in accounts receivable collection. The Company is subject to the risks associated with the imposition of protective legislation and regulations, including those relating to import or export or otherwise resulting from trade or foreign policy, in the nations in which it now or in the future will conduct business. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the U.S. or any other country upon the import or export of the Company's products. There can be no assurance that any of these factors, or the adoption of restrictive policies, will not have a material adverse effect on the Company's business, financial condition and results of operations.

Intellectual Property Matters

    The Company holds numerous patents covering technology and applications related to various products, equipment and systems, and numerous trademarks and trade names registered with the U.S. Patent and Trademark Office and in various foreign countries. There can be no assurance as to the breadth or degree of protection that existing or future patents or trademarks may afford the Company, or that any pending patent or trademark applications will result in issued patents or trademarks, or that the Company's patents, registered trademarks or patent applications, if any, will be upheld if challenged, or that competitors will not develop similar or superior methods or products outside the protection of any patents issued, licensed or sublicensed to the Company. Although the Company believes that none of its patents, technologies, products or trademarks infringe upon the patents, technologies, products or trademarks of others, it is possible that its existing patent, trademark or other rights may not be valid or that infringement of existing or future patents, trademarks or proprietary rights may occur. In the event that the Company's products are deemed to infringe upon the patent or proprietary rights of others, the Company could be required to modify the design of its products, change the name of its products or obtain a license for the use of certain technologies incorporated into its products. There can be no assurance that the Company would be able to do any of the foregoing in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do so could have a material adverse effect on the Company.

Dependence on Key Personnel

    	The success of the Company's business will continue to depend substantially upon the efforts, abilities and services of its executive officers and certain other key employees. The loss of one or more key employees could adversely affect the Company's operations. The Company's ability to attract and retain qualified engineers and other professionals, either through direct hiring, or acquisition of other businesses employing such professionals, will also be an important factor in determining the Company's future success.

Anti-takeover Provisions

    	The Company's charter and its bylaws contain various provisions that may have the affect, either alone or in combination with each other, of making more difficult or discouraging a business combination or an attempt to obtain control of the Company that is deemed undesirable by the Board of Directors. These provisions include
(i) the right of the Board of Directors to issue shares of Preferred Stock and one or more series and designate the number of shares of each such series and the relative rights and preferences of such series, including voting rights, terms of redemption, redemption prices and conversion rights without further shareholder approval; (ii) a classified Board of Directors elected in three year staggered terms;
(iii) prohibitions on the right of shareholders to remove directors other than for cause, and any such removal requiring at least two-thirds of the total number of shares issued and outstanding;
(iv) requirements for advanced notice of actions proposed by shareholders for consideration at meetings of the shareholders; (v) limitations on the right of shareholders to call a special meeting of the shareholders or from acting by written consent in lieu of a meeting unless all shareholders entitled to vote on such action consent to taking such action without a meeting;
and (vi) an election to be governed by the Tennessee Control Share
Acquisition Act. The Company's charter and bylaws also limit the liability of directors in certain cases and provide for the Company to indemnify its directors and officers to the fullest extent permitted by applicable law. In addition, as a Tennessee Corporation, the Company is subject to the Tennessee Business Combination Act which may have the affect of discouraging a non-negotiated bid or proposal to acquire the Company.

Manufacturing

    	The Company manufactures many of the component parts and related equipment for its products while several large components of their products are purchased "ready for use"; such items include engines, axles, tires and hydraulics. In many cases, the Company designs, engineers and manufactures custom component parts and equipment to meet the particular needs of individual customers. Manufacturing operations during 1998 took place at ten separate locations. The Company's manufacturing operations consist primarily of fabricating steel components and the assembly and testing of its products to ensure quality control standards have been achieved.

Seminars and Technical Bulletins

    	The Company periodically conducts technical and service seminars, which are primarily for contractors, employees and owners of asphalt mixing plants. In 1998, approximately 375 representatives of contractors and owners of hot-mix asphalt plants attended seminars held by the Company in Chattanooga, Tennessee. These seminars, which are taught by Company management and employees, cover a range of subjects including technological innovations in the hot-mix asphalt, aggregate processing, paving, milling, and recycle markets in which the Company manufactures products.

	    The Company also sponsors executive seminars for the management of the customers of Astec, Inc. The seminars are taught primarily by the management of the Company, but outside speakers are also utilized. In 1998, approximately 160 participants attended the executive seminars at the Company's state-of-the-art training center.

	    The Company sponsors Paving Professionals workshops at its training center for customers or potential customers of Roadtec, Inc. In 1998, approximately 320 participants attended these classroom sessions. Actual equipment application experience was provided at the Roadtec facility. Service training seminars were also held at the Roadtec facility for approximately 360 customer service representatives.

    	During 1998, Telsmith had technical seminars for 130 English-speaking customer representatives and another multi-lingual seminar with 35 attendees.

    In addition to seminars, the Company publishes a number of technical bulletins detailing various technological and business issues relating to the asphalt industry.

Patents and Trademarks

    The Company seeks to obtain patents to protect the novel features of its products. The Company and its subsidiaries hold 99 United States patents and 64 foreign patents. There are 39 United States and foreign patent applications pending.

    The Company and its subsidiaries have approximately 59 trademarks registered in the United States including logos for Astec, Telsmith, Roadtec and Trencor, and the names ASTEC, TELSMITH, HEATEC, ROADTEC, TRENCOR AND KOLBERG. Eight trademarks are also registered in foreign countries, including Canada, Great Britain, Mexico, New Zealand and Indonesia. The Company has
20 United States and foreign trademark applications pending.

     The Company and its subsidiaries also license their technology to other manufacturers.

Engineering and Product Development

    	The Company dedicates substantial resources to engineering and product development. At December 31, 1998, the Company and its subsidiaries had 180 full-time individuals employed domestically in engineering and design capacities.

Seasonality and Backlog

    	During 1997 and 1998 the Company's business has become less seasonal. In years prior, the sales volume was strong from January through June in anticipation of the summer paving season, but currently, due mainly to increased international sales, the formerly "slow" periods of business have become typical periods of business for sales volume.

   	As of December 31, 1998, the Company had a backlog for delivery of products at certain dates in the future of approximately $92,590,000. At December 31, 1997, the total backlog, updated to include Johnson Crushers International, Inc., was approximately $65,373,000.

    	The Company's contracts reflected in the backlog are not, by their terms, subject to termination. Management believes that the Company is in substantial compliance with all manufacturing and delivery timetables.

Competition

    	Each business segment operates in a highly competitive domestic market in price, service and product quality. While specific competitors are named within each business segment discussion, as a whole, imports do not constitute significant competition in the United
States. However, in international sales, the Company generally competes with foreign manufacturers that may have a local presence in the market the Company is attempting to penetrate.

     Also, asphalt and concrete are generally considered competitive products as a surface choice for new roads and highways. A portion of the interstate highway system is paved in concrete, but over 90% of all surfaced roads in the United States are paved with asphalt. Although concrete is used for some new road surfaces, asphalt is used for virtually all resurfacing, even the resurfacing of most concrete roads.
Management does not believe that concrete, as a competitive surface choice, materially impacts the Company's business prospects. Competition is discussed in detail for each reportable segment.

     All international sales efforts are decentralized, with each business unit maintaining responsibility for its own international marketing strategies and labors.

Item 2.  PROPERTIES

    	The location, approximate square footage, acreage occupied and principal function of the properties owned or leased by the Company are set forth below:

                       		Approximate	    Approximate
	Location            	   Square Footage  Acreage       Principal Function

Chattanooga, Tennessee   424,000         59.1          Corporate and subsidiary
                                                       offices, manufacturing
                                                       - Astec

Chattanooga, Tennessee   ---             63.0          Storage yard - Astec

Chattanooga, Tennessee   84,200          5.0           Offices, manufacturing
                                                       - Heatec

Chattanooga, Tennessee   135,000         15.1          Offices, manufacturing
                                                       - Roadtec

Chattanooga, Tennessee   1,820           ---           Leased offices - Astec
                                                       Financial Services

Cleveland, Tennessee     28,441          2.8           Offices and manufacturing
                                                       - Esstee division of
                                                       Astec

Chattanooga, Tennessee    ---            1.7           Construction in Progress
                                                       - Offices for Astec
                                                       Financial Services

Mequon, Wisconsin         203,000        30.0          Offices and
                                                       manufacturing - Telsmith

Sterling, Illinois        32,000         7.5           Offices and manufacturing
                                                       - PEP

Rossville, Georgia        40,500         2.6           Manufacturing - Astec

Grapevine, Texas          175,513        51.7          Offices, manufacturing
                                                       - Trencor

Lakeville, Massachusetts  815            ---           Leased sales and service
                                                       office - Telsmith

Eugene, Oregon            25,000         3.0           Leased offices,
                                                       manufacturing-Johnson
                                                       Crushers International

Eugene, Oregon            25,750         8.0           Leased offices,
                                                       manufacturing-Johnson
                                                       Crushers International

Odessa, Texas             4,072          0.8           Sales office and parts
                                                       warehouse - Trencor

Inman, South Carolina     13,600         8.0          Leased until September 30,
                                                      2000 with option to
                                                      buy (office and
                                                      warehouse of former Soil
                                                      Purification of Carolina)

Albuquerque, New Mexico   110,700        14.0          Offices and
                                                       manufacturing - CEI

Covington, Georgia        11,000         6.0           Offices and
                                                       manufacturing -
                                                       Pavement Technology

Denver, Colorado          2,500            ---         Leased sales office
                                                       - Telsmith and JCI

Yankton, South Dakota     252,000         50.0         Offices and
                                                       manufacturing -
                                                       Kolberg-Pioneer

    	With the exception of JCI, which is seeking a suitable site on which to build a manufacturing facility during 1999, management believes that each of the Company's facilities provides office or manufacturing space suitable for its current needs and considers the terms under which it leases facilities to be reasonable.

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

    	J. Don Brock, Ph.D., P.E., has been President and a Director of the Company since its incorporation in 1972 and assumed the additional position of Chairman of the Board in 1975. He was the Treasurer of the Company from 1972 until 1994. From 1969 to 1972, Dr. Brock was
President of the Asphalt Division of CMI Corporation.  He earned his
Ph.D. degree in mechanical engineering from the Georgia Institute of Technology. Dr. Brock and Thomas R. Campbell, President of Roadtec, are first cousins. He is 60.

    	Richard W. Bethea, Jr., became Vice President, Corporate
Counsel and Secretary on February 1, 1997.
Mr. Bethea has been a practicing lawyer since 1978. He has an undergraduate degree in accounting from the University of Georgia. Before joining the Company, Mr. Bethea was a member (stockholder) and partner with the law firm Stophel & Stophel, P. C., in Chattanooga, Tennessee. He has served 0as the Company's litigation counsel since 1983. He is 46.

    	F. McKamy Hall, a Certified Public Accountant, became Chief
Financial Officer during 1998 and has served as Vice President and Treasurer since April 1997. He has served as Corporate Controller of the Company since May 1987. From 1985 to 1987, Mr. Hall was Vice President of Finance at Quadel Management Corporation, a company engaged in real estate management. Mr. Hall has an undergraduate degree in accounting and a Master of Business Administration degree from the University of Tennessee at Chattanooga. He is 56.

    	W. Norman Smith was appointed Group Vice President-Asphalt in
December, 1998 and has served as the President of Astec, Inc. since December 1, 1994. He formerly served as President of Heatec, Inc. from 1977 to 1994.
From 1972 to 1977, Mr. Smith was a Regional Sales Manager with the Company. From 1969 to 1972, Mr. Smith was an engineer with the Asphalt Division of CMI Corporation. Mr. Smith has also served as a director of the Company since 1972. He is 59.

   	Robert G. Stafford was appointed Group Vice President-
Aggregate in December 1998. Prior to that time he served as President of Telsmith, Inc. since April 1991. Between January
1987 and January 1991, Mr. Stafford served as President of Telsmith,
Inc., a subsidiary of Barber-Greene. From 1984 until the Company's acquisition of Barber-Greene in December 1986, Mr. Stafford was Vice President - Operations of Barber-Greene and General Manager of Telsmith. He became a director of the Company in March 1988. He is 60.

    	Thomas R. Campbell has served as President of Roadtec, Inc.
since 1988. From 1981 to 1988 he served as Operations Manager of Roadtec. Mr. Campbell and J. Don Brock, President of the Company, are first cousins. He is 49.

    	Roger Sandberg has served as President of Trencor, Inc. since October 1, 1996. Prior to that he served as Vice President of Sales and Marketing at Roadtec, Inc. and Director of Marketing with Astec Inc. Before joining the Company, Mr. Sandberg held various management positions with Cedarapids, Inc. and Standard Havens, Inc. since
1971.  He is 57.

    	James G. May has served as President of Heatec, Inc. since December 1, 1994. From 1984 until 1994 he served as Vice President of Engineering of Astec, Inc. He is 54.

    	Albert E. Guth has been President of Astec Financial Services,
Inc. since June 1996. He served as Chief Financial Officer of the Company from 1987 through June 1996, as Senior Vice President since 1984, Secretary of the Company since 1972, and Treasurer since 1994.
Mr. Guth, who has been a director since 1972, was the Vice President of the Company from 1972 until 1984. From 1969 to 1972, Mr. Guth was the Controller of the Asphalt Division of CMI Corporation. He is 59.

    	Richard A. Patek became President of Kolberg-Pioneer, Inc. on December 2, 1997. From 1995 to 1997, he served as Director of Materials of Telsmith, Inc. From 1992 to 1995, Mr. Patek was Director of Materials and Manufacturing of the former Milwaukee plant location. From
1978 to 1992, he held various manufacturing management positions at Telsmith. Mr. Patek is a graduate of Milwaukee School of Engineering.
He is 42.

     Ronald B. DeDiemar, P.E., became President of Telsmith, Inc. on
January 4, 1999. From 1996 to 1998 he served as President of a consulting company, Cal-Mar Technology, Inc. From 1978 to 1996 Mr. DeDiemar held various executive positions with Process Technology Holdings, Inc., most recently as President of the We-Kers and Tyler Divisions. From 1960 to 1978 he held various engineering and marketing positions at Telsmith, a Division of Barber-Greene. He is 60.

    	Robert R. Hoitt has been the President of Johnson Crushers International, Inc., which was acquired by the Company on November 1, 1998, since July 1995. From April 1966 through June 1995 he served in various management positions, including General Manager and Vice
President of Cedarapids, Inc. in its Eljay division.  He is 51.


PART II

Item 5. Market for Registrant's Common Equity and Related
Shareholder Matters

    	The Company's Common Stock is traded in the National
Association of Securities Dealers Automated Quotation System (NASDAQ) National Market under the symbol "ASTE." The Company has never paid any cash dividends on its Common Stock.

    	The high and low sales prices of the Company's Common Stock as reported on the NASDAQ National Market for each quarter during the last two fiscal years (adjusted to give effect to a two-for-one stock split which took effect on January 18, 1999), are as follows:
   		                                             Price Per Share
	1998	                                       High              	Low
	1st Quarter	                                13-1/8	            7-9/16
	2nd Quarter	                                18-1/8            	12-5/8
	3rd Quarter	                                21-3/8	            15-11/16
	4th Quarter	                                28-3/4	            17-3/4

                                                  	Price Per Share
	1997	                                       High               	Low
	1st Quarter	                                5-1/16	             4-1/8
	2nd Quarter	                                6-7/16             	4-13/16
	3rd Quarter	                                8-7/8	              6-5/32
	4th Quarter	                                9-3/16	             7-11/16

The approximate number of shareholders of the Company's Common Stock as of March 8, 1999 was approximately 4,156.


Item 6. Selected Financial Data

        Selected financial data appear on page A-1 of this Report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       	Management's discussion and analysis of financial condition and results of operations appears on pages A-2 to A-7 of this Report.


Item 8. Financial Statements and Supplementary Data

       	Financial statements and supplementary financial information appear on pages A-8 to A-25 of this Report.


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

	       None required to be reported in this item.


PART III

Item 10. Directors and Executive Officers of the Registrant

   	Information regarding the Company's directors included under the caption "Election of Directors - Certain Information Concerning Nominees and Directors" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 22, 1999, is incorporated herein by reference. Required information regarding the Company's executive officers is contained in Part I of this Report under the heading "Executive Officers of the Registrant." Information regarding compliance with Section 16(a) of the Exchange Act is included under "Election of Directors - Section 16(a) Filing Requirements" in the Company's definitive Proxy Statement, which is incorporated herein by reference.


Item 11. Executive Compensation

    	Information included under the caption, "Election of Directors - Executive Compensation" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual
Meeting of Shareholders to be held on April 22, 1999 is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

   Information included under the captions "Election of Directors - Certain Information Concerning Nominees and Directors," "Election of Directors -
Common Stock Ownership of Management" and "Election of Directors - Common Stock Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 22, 1999 is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

   	On December 14, 1998, Edna F. Brock, the mother of Dr. J. Don
Brock, Chairman of the Board and President of the Company loaned $85,000 to the Company to supplement its working capital revolving credit facility. The Company executed a demand note payable to Mrs. Brock in connection with this loan bearing interest at a rate equal to that paid to First Chicago NBD under the Company's unsecured revolving line of credit. At the time Mrs. Brock loaned these funds to the Company, the Company's outstanding balance under its $22,000,000 revolving credit facility was $10,000,000. The Company is making monthly interest payments to Mrs. Brock.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        	(a)(1) The following financial statements and other information appear in Appendix "A" to this Report and are filed as a part hereof:

	.	Selected Consolidated Financial Data.

	.	Management's Discussion and Analysis of Financial
   Condition and Results of
   Operations.

	.	Report of Independent Auditors.

	.	Consolidated Balance Sheets at December 31, 1998 and
   1997.

 .	Consolidated Statements of Income for the Years Ended December
   31, 1998, 1997 and 1996.

 .	Consolidated Statements of Shareholders' Equity for the Years
   Ended December 31, 1998, 1997 and 1996.

 .	Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1998, 1997 and 1996.

	.	Notes to Consolidated Financial Statements.

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
Company, as Trustee, dated as of February 1, 1994
(incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-
14714).

  	4.2	Indenture of Trust, dated April 1, 1994, by and between
Grapevine Industrial Development Corporation and Bank One,
Texas, NA, as Trustee (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
December 31, 1993, File No. 0-14714).

  	4.3	Shareholder Protection Rights Agreement, dated December
22, 1995 (incorporated by reference to the Company's Current
Report on Form 8-K dated December 22, 1995, File No. 0-
14714).

  	10.75	Loan Agreement between City of Mequon, Wisconsin and
Telsmith, Inc. dated as of February 1, 1994 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-14714).

  	10.76	Credit Agreement by and between Telsmith, Inc. and M&I
Marshall & Ilsley Bank, dated as of February 1, 1994
(incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-
14714).

  	10.77	Security Agreement by and between Telsmith, Inc. and M&I
Marshall & Ilsley Bank, dated as of February 1, 1994
(incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-
14714).

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
Industries, Inc. and Bank One, Texas, NA, as Trustee
(incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-
14714).

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
November 27, 1997 between the Company, Astec Financial Services, Inc. and First Chicago NBD (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
December 31, 1997, File No. 0-14714).

  	10.104	Asset Purchase Agreement dated October 16, 1997
between Portec, Inc. and Astec Industries, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-14714).

  	10.105	Amendment to Asset Purchase Agreement dated
December 2, 1997 by and between Astec Industries, Inc. and Portec, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No.
0-14714).

  	10.106	Revolving Line of Credit Note dated December 2, 1997
between Kolberg-Pioneer, Inc. and Astec Holdings, Inc.
(incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-14714).

   10.107 Guaranty Joinder Agreement dated December 1997 between Kolberg-Pioneer, Inc. and Astec Holdings, Inc. in favor of the First National Bank of Chicago. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-14714).

   10.108 Loan Agreement between the City of Yankton, South Dakota and Kolberg-Pioneer, Inc. dated August 11, 1998 for variable/fixed rate demand Industrial Development Revenue
Bonds, Series 1998.

   10.109 Letter of Credit Agreement dated August 12, 1998 between the First National Bank of Chicago and Astec Industries, Inc., Astec
Financial Services, Inc. and Kolberg-Pioneer, Inc.

   10.110 Promissory Note dated December 14, 1998 between Astec
Industries, Inc. and Edna F. Brock.

   10.111 Waiver for December 31, 1998, dated March 9, 1999, with respect to The First National Bank of Chicago Second
Amended and Restated Credit Agreement, dated November 24,
1997.

   10.112 Guaranty of Astec Industries, Inc., dated February 23, 1998, of debt of Pavement Technology, Inc. in favor of Tucker Federal Bank.

  	10.113		Purchase Agreement dated October 30, 1998
and effective October 31, 1998 between Astec Industries, Inc. and Johnson Crushers International, Inc.

   	22	Subsidiaries of the Registrant.

    23 Consent of Independent Auditors







	(b)	No reports on Form 8-K were filed in the fourth quarter.

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




                               APPENDIX "A"
                                   to
                         ANNUAL REPORT ON FORM 10-K

                ITEMS 8 and 14(a)(1) and (2), (c) and (d)

                    INDEX TO FINANCIAL STATEMENTS AND
                      FINANCIAL STATEMENT SCHEDULES


                         ASTEC INDUSTRIES, INC.


Contents	                                                           Page

Selected Consolidated Financial Data	                              	A-1

Management's Discussion and Analysis of Financial Condition and
Results of Operations		                                             A-2

Consolidated Balance Sheets at December 31, 1998 and 1997		         A-8

Consolidated Statements of Income for the Years Ended December 31,
1998, 1997 and 1996		                                               A-9

Consolidated Statements of Shareholders' Equity for the Years Ended
December 31, 1998, 1997 and 1996		                                  A-10

Consolidated Statements of Cash Flows for the Years Ended December
31, 1998, 1997 and 1996		                                           A-11

Notes to Consolidated Financial Statements		                        A-13

Report of Independent Auditors		                                    A-26

Schedule II - Valuation and Qualifying Accounts		                   A-27


FORWARD-LOOKING STATEMENTS


The Company may, from time to time, make forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to shareholders. Statements made in this annual report on Form
10-K, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties.
Such forward-looking statements are made based on management's belief as of the date thereof, as well as assumptions made by, and information currently available to management, pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: the effects of future economic conditions; the amount of federal, state and local governmental revenues to support road building and related activities; and the effects of competition in the design, engineering and manufacturing of equipment and components used in road building and various other construction activities. The
Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.


PAGE A-1
Selected Consolidated Financial Data
(in thousands, except as noted*)

Consolidated Income Statement Data
                        1998		  			1997  					1996  						1995					 1994
Net sales	 							      $363,945	  $265,365   $221,413	   $242,601	 $213,806
Selling, general and
	administrative
 expenses	                46,796				 36,125				 35,082				  34,326				 31,142
Research and
 development	            		4,681						3,707					 5,868		 				5,128				 	3,166
Patent suit damages and
 expenses (net recoveries
	and accrual adjustments)                         	264     				699 		 (14,947)
Loss on abandonment of
	foreign subsidiary	                                   					 7,037
Income from operations				40,427					24,661	 				8,051	 					2,566			 	27,236
Interest expense										 2,709						2,398		 			1,656					 	2,125	 					 713
Net income				           	24,436					13,809			 		4,345	   			4,560			 	23,436
Earnings per common share*(1)
Basic				                   1.30	    			.72							 .22								 .23		 				1.19
Diluted			                  1.26								.71							 .21								 .23			 			1.18



Consolidated Balance Sheet Data
Working capital         $ 81,865		  $ 71,459		  $ 69,884 	 $ 58,015 	 $ 53,000
Total assets		 	         249,164			 	192,243	  		167,853				154,356			 155,964
Total short-term debt								646		 					 500			  		2,051							 774					 8,573
Long-term debt, less
	current maturities	      47,220	 				35,230			  	30,497					17,150				 16,155
Shareholders' equity				 132,658			 	105,612			  	99,393	    95,901   		90,373
Book value per common
 	share at year-end*(1) 	   7.44			 				6.12				  		5.37					 	4.75							4.52


Quarterly Financial
Highlights (Unauditied)          First					  Second	  		 Third					 Fourth
                              			Quarter		 		Quarter				 Quarter		  Quarter(2)
1998
Net sales                      $	 88,164     $	108,124		$	 88,798	 	$		78,860
Gross profit			                 	 22,304				  	 25,826				 22,175	 				21,599
Net income				                				 5,559			  			 7,389				 	5,779				 		5,709
Earnings per common share*(1)
Basic				                            .30						  		 .39								.31						  	.30
Diluted			                           .29							  	 .38								.30		 					 .29

1997
Net sales                     	 $ 62,980  			$	 73,159			$	65,040			$	64,186
Gross profit			                   15,875				  	 17,765					14,633					16,220
Net income				                  		 3,525			  			 4,625						2,821						2,838
Earnings per common share*(1)
Basic				                            .18						  		 .24								.15							 .15
Diluted			                           .18	          .24	       .15							 .15

Common Stock Price*(1)
				1998 High                    	13-1/8	       18-1/8					21-3/8					28-3/4
				1998 Low					                 7-9/16				   	12-5/8			15-11/16					17-3/4

		 1997 High 				                 5-1/16 			   	6-7/16 					8-7/8 				9-3/16
 	 1997 Low					                  4-1/8				    4-13/16					6-5/32			 7-11/16

  	The Company's common stock is traded on the National Association of Securities Dealers


	 	Automated Quotation (NASDAQ) National Market under the symbol ASTE.  Prices shown are the high and low bid prices as announced by NASDAQ.  The Company has never paid any dividends on its common stock.  The number of common
 shareholders is approximately	4,156.

			(1)	Restated to retroactively reflect the two-for-one stock split effected
       in the form of	a dividend on January 18, 1999.



			(2)	Positive physical inventory adjustments, offset by certain other fourth quarter charges, increased earnings per share in the fourth quarter of 1997 by approximately $.02 per share.


PAGE A-2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1998 vs. 1997

Results of Operations	Net income for 1998 was
$24,436,000, or $1.26 per share diluted, compared to net income of $13,809,000, or $0.71 per share diluted, in 1997, restated to reflect the two-for-one stock split that took effect on January 18, 1999.

	Net sales for 1998 were $363,945,000, an increase of $98,580,000, or 37.1%, compared to 1997.
The 1998 international sales increased $10,613,000, or 18.0%, to approximately $69,515,000 compared to 1997 international sales of $58,902,000. The 1998 domestic sales increased from $206,463,000 to $294,430,000, or $87,967,000, for a 42.6% increase from 1997. The increase in domestic sales is principally attributed to increased sales in asphalt plants, mobile equipment and aggregate processing.
A strong domestic economy and expectation of the initiation of spending under the new six-year highway bill which authorized a record $217 billion in federal investment through 2003 for road repair, improvement and other federal highway and transit projects are the primary impetus of the domestic sales. Approximately 59% of the sales growth was generated internally, with 41% being from acquisitions.

	In 1998, the Company experienced an increase in international sales of $10,613,000. Due to the economic instability of certain parts of the world during 1998, the Company redirected sales efforts toward countries that were financially capable of purchasing its equipment. As a result, the $9,183,000 decrease in sales in Southeast Asia was more than offset by increased sales of asphalt plants and trenching equipment, primarily in Central and South America and Canada. International sales by domestic subsidiaries represented 19.1% and 22.2% of total sales in 1998 and 1997, respectively.

	The gross profit margin was 25.3% in 1998 compared to 24.3% in 1997. The improvement was primarily related to increased sales volume. It can also be attributed to improved manufacturing processes, better product design and the Company's continuing efforts to minimize sales discounts and control costs.

	In 1998, selling, general, and administrative expenses decreased to 12.9% of net sales from 13.6% of net sales in 1997. The volume increase in net sales is the primary factor responsible for the decreased percentage. Approximately 42% of the increase in dollars related to expenses of acquired operations. The single largest increase in expenses not related to acquisitions was selling expenses.

		Research and development expenses
decreased to 1.3% of net sales in 1998 from 1.4% in the prior year. The increase in sales volume is the primary reason for the reduction in the percentage.
Acquisitions accounted for 81% of the increase in dollars of research and development.

	Interest expense for 1998 decreased to 0.7% of sales from 0.9% of sales for 1997. The increase in dollars related primarily to borrowings required for the growing captive finance company and for acquisitions.

	Income tax expense for 1999 was $15,126,381, or 38.2% of pre-tax income, compared to $9,156,977 for 1997, or 39.9% of pre-tax income. The reduction is the result of Kolberg-Pioneer being located in a state with no corporate income tax and the Company's increased utilization of a foreign sales corporation.

	The backlog at December 31, 1998 was
$95,665,000 compared to $67,435,000, restated for
acquisitions. This represents a 41.9% increase over 1997. The 1997 backlog without taking into account backlog associated with Johnson Crushers
International and EssTee was $61,381,000. The increase is principally attributed to increased asphalt plant and aggregate processing orders. The
Company is unable to determine whether this increase in backlog was experienced by the industry as a whole or whether it reflects an increase of market share.

The expectation of future business
growth by our customers has had a positive impact on our backlog, but we are unable to assess the amount of the increase attributable to the TEA21 legislation which was effective October 1998. While this backlog reflects a positive development, management cannot confirm that this increase represents a trend, but the sales volume seems to be less seasonal based on 1997 and 1998 quarters. International sales tend to be stronger in the third and fourth quarters, offsetting normal slowing of domestic sales in those quarters.

Hot-mix Asphalt Plant and Related Heat Transfer Equipment
Segment: This segment had increases in sales of $30,271,000, or 22.8%, and segment profit of $7,455,000, or 52.8%, over 1997. The primary reason for the increase in volume was a strong economy accompanied by the expected impact of the TEA21 legislation effective October 1998 upon future customer business. International sales increased by 26.0% in 1998 over 1997.

Aggregate Processing Segment: The 1998 sales in this segment increased $57,343,000, or 103.6%, over 1997, primarily due to the acquisition of Kolberg-Pioneer, Inc. in December 1997 and Johnson Crushers International, Inc. at November 1, 1998, while segment profit increased $6,888,000, or 88.2%. The growth due to acquisitions for 1998 over 1997 was approximately 35%. International sales for this segment decreased approximately 12.1%.

Mobile Construction Equipment Segment: The 1998 sales in this segment increased $11,830,000, or 24.4% over 1997.
Segment profit also increased $3,369,000, or 51.7%. The primary increase in sales volume comes from an increase in units of the patented material transfer vehicle. International sales increased 6.7%. The increase in profit was primarily a result of increased volume coupled with gross margin improvement.

Results of Operations
1997 vs. 1996

Net income for 1997 was $13,809,000, or $0.71 per share diluted, compared to net income of $4,345,000, or $0.21 per share diluted, in 1996 restated to reflect the two-for-one stock split that took effect on January 18, 1999. The effect of the Company's purchase of its common shares in the second quarter of 1997 increased diluted net income per share by $.04. The 1996 results included approximately $3,000,000 of charges related to the discontinuance and writedown of a newly-developed mining machine product line, increases in inventory reserves related to the log loader business and litigation expenses.

Net sales for 1997 were $265,365,000, an increase of $43,952,000, or approximately 19.9% compared to 1996. The
1997 international sales increased by $20,593,000, or 53.8%, to approximately $58,902,000 compared to 1996 international sales of $38,309,000. The 1997 international sales represented a return to within $63,000 of the 1995 international sales volume. The 1997 domestic sales increased from $183,104,000 to $206,463,000, or $23,359,000, for a 12.8% increase from
1996. The increase in domestic sales is principally attributed to increased sales in asphalt plants and mobile equipment.
The increase in international sales was attributed to all
subsidiaries increasing their sales, with   asphalt plants,
mobile equipment and rock crushing equipment being the leaders. International sales by domestic subsidiaries in 1997 were 22.2% of total sales compared to 17.3% in 1996.

The gross profit margin was 24.3% in 1997 compared to 22.3% in 1996. The improvement was generated primarily from increased volumes in the asphalt plant and mobile equipment operations and efficiencies being realized from capital expenditures made over the last few years.

In 1997, selling, general, and administrative expenses decreased to 13.6% of net sales from 15.8% of net sales in 1996. The volume increase in net sales, coupled with significant reductions in legal expenses from 1996, are the primary factors responsible for the decreased percentage.

Results of Operations
1997 vs. 1996

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

The backlog at December 31, 1997 was $61,387,000 (including
$8,022,000 for Kolberg-Pioneer) compared to $54,298,000 at December 31, 1996. This represents a 13.1% increase over 1996.

The backlog without Kolberg-Pioneer at December 31, 1996 was $44,911,000. The increase was principally attributed to increased asphalt plant orders. The Company was unable to determine whether this increase in backlog was experienced by the industry as a whole or whether it reflected an increase of market share.

Hot-mix Asphalt Plant and Related Heat Transfer Equipment Segment:
Sales in 1997 increased by $16,452,000, or 14.1%, over 1996, while segment profit increased $6,577,000, or 87.3%, during the same period. International sales in 1997 increased $14,029,000 over 1996. The strong economy was the primary reason for the sales increase. The net income increased as a result of both volume increases and margin improvement.

Aggregate Processing Segment:

Sales in 1997 increased $2,623,000, or 5.0%, compared to 1996 primarily due
to the	acquisition of Production Engineered Products in January 1996.
Segment profit for 1997 decreased $402,000, or 5.5%, compared to 1996. Net income decreased due to erosion of gross margins and some increase in expenses. International sales in 1997 increased $2,385,000 over 1996.

Mobile Construction Equipment Segment:

Sales in 1997 increased $10,661,000, or 28.2%, and segment profit increased $4,579,000, or 235.9%, over 1996. International sales for 1997 increased $2,822,000 over 1996. The improvement in operating profits resulted principally from significant efficiencies achieved in the manufacturing process and increased sales volume.


Liquidity and Capital

During 1998, the Company continued to maintain a strong financial position, funding capital projects and working capital needs principally with cash provided by operations, while utilizing low interest rate industrial revenue bonds and bank borrowings to fund business combinations and the growth of the Company's captive finance subsidiary. At December 31, 1998, working capital totaled $81,865,000 compared to $71,459,000 at December 31, 1997. The working capital increase was primarily the result of strong fourth quarter sales that led to a $6,231,000 increase in trade receivables net of customer deposits, a $2,426,000 increase in cash, and a $1,977,000 increase in refundable income taxes. Other items that had a positive impact on operating cash flow included improved days sales in receivables (46 in 1998 compared to 49 in 1997), improved inventory turnover (3.9in 1998 compared to 3.4 in 1997), and planned inventory increases to service sales projections for the first and second quarters of 1999.

The Company has an unsecured $70,000,000 revolving credit loan agreement with First Chicago NBD which expires on November 22, 2002. At December 31, 1998, the Company was utilizing $26,520,000 of the amount available under the agreement for borrowing and an additional $19,975,000 to support outstanding letters of credit (primarily for industrial revenue bond issues).

Principal covenants under the loan agreement include (i) the maintenance of certain levels of net worth and compliance with certain net worth, leverage and interest coverage ratios, (ii) a limitation on capital expenditures and rental expense, (iii) a prohibition against the payment of dividends, and (iv) a prohibition on large acquisitions except upon the consent of the lenders.

  	The revolving credit loan agreement with First Chicago NBD provides for a segregated portion of $30,000,000 for use by the Company's captive finance subsidiary, Astec Financial Services ("AFS"). Advances under this portion of the loan agreement are limited to the "Eligible Receivables" of AFS as defined in the loan agreement. At December 31, 1998, AFS borrowings represented $16,300,000 of the total $26,520,000 outstanding under the loan agreement.

The Company considers the unused portion of its revolving credit loan agreement with First Chicago NBD, coupled with cash expected to be generated by operations, adequate to meet its foreseeable funding needs, including planned 1999 capital expenditures (excluding those for equipment leased to others) of approximately $18,000,000. Capital expenditures (excluding those for equipment leased to others) were $18,465,000 in 1998 and $9,044,000 in 1997.

For additional information on current and long-term debt, see
Note 6 to the Consolidated Financial Statements.

Contingencies
See Note 9 to Consolidated Financial Statements for information on certain pending litigation and contingent liabilities arising from recourse financing arrangements.

Environmental Matters	 Based on information available, management believes the
Company has adequately reserved for   potential environmental liabilities
and does not believe the potential liability will materially impact the future position of the Company.

Impact of Year 2000

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The term "Year 2000" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. Many computer systems process dates using two digits rather than four to define a specific year. Absent corrective actions, a program may recognize a date using "00" as the year 1900 rather than the year 2000. Such an occurrence could result in system failures or miscalculations causing disruptions to various activities. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk.

Management presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue will be mitigated. However, in the unlikely event such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

The Company's plan to resolve the Year 2000 issue involves the following four phases:  assessment, remediation, testing and implementation.  With the exception of a newly-acquired
aggregate processing manufacturer and the third-party inquiries of Year 2000 compliance,  assessment of all systems that could be significantly affected by the Year 2000 is 100% complete.  In connection with the ongoing information systems management,
the Company has previously modified or replaced a portion of the key financial information and operational systems and a
Impact of Year 2000	significant number of personal computers.  Completion of
all modifications or replacements of personal computers and related testing is scheduled for June 1999. The Company's assessment indicated that updating key financial systems, such as general ledger and invoicing systems, and ensuring operating equipment was Year 2000 compliant were the major hurdles prior to the millennium. Since manufactured products use either internally or externally developed software that is susceptible to Year 2000, diligent efforts began in early 1998 to notify customers of products that contain software that should be updated. The Company has gathered information about the Year
2000 compliance status of its significant suppliers and sub-contractors and continues to monitor their compliance. To date, substantial progress has been made toward completion of the Year 2000 project. The Company does not expect the financial impact of making the required system changes for Year
2000 compliance to have a material effect on the financial statements.

As related to information technology exposure, the Company is approximately 80% complete in remediation and approximately 70% complete in testing and implementation. The Company completed the installation of two major financial operating systems during 1998 and will complete the implementation of one additional system during 1999 at a subsidiary currently without a Year 2000 compliant financial operating system. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance.

A limited amount of operating equipment, mainly used in manufacturing, is date sensitive. Manufacturers of the affected equipment were contacted and the Company has either already installed update modifications or has the appropriate modification on order to install and test prior to September 30, 1999. The remediation phase of updating the operating equipment is more than 95% complete, and the testing and implementation phases of modifying the operating equipment is approximately 80% complete.

The Company manufactures products that use either internally or externally developed software that is susceptible to Year 2000. For customers with products which contain externally developed software, the Company is notifying them by mail that it does not own the source code to these specific software products and cannot provide a Year 2000 update. A version of internally generated software to replace that provided with the original equipment is offered to the customer for a fee. Some internally developed equipment software was designed to be Year 2000 compliant. For customers with products purchased within the last five years that contain internally developed software that is not Year 2000 compliant, the Company is sending out disks to update the software for Year 2000. If the equipment was purchased more than five years earlier, the software is updated for a fee.

In addition, a portion of the manufactured products are automated and utilize personal computers to operate. Beginning in 1998 and forward, the computer equipment installed in the Company's products was Year 2000 compliant. For equipment purchased by customers prior to 1998, the Company is mailing instructions to test the product's computer for Year 2000 compliance. If the computer is not Year 2000 compliant, the customers are instructed to contact the Company for instructions to update their computer. Due to the nature of products, updates and information produced following the initial information letters is based upon individual inquiry. The Company is more than 95% complete in the remediation, testing and implementation phases of modifying product systems.

			Furthermore, the Company is in the process of querying its significant suppliers and any other external agents (no external agents share information systems with the Company). The assessment phase of querying significant third party associations is approximately 80% complete and the remediation, testing and implementation phases are appproximately 75% complete. To date, the Company is not aware of any external agents with a Year 2000 issue that would materially impact the results of operations, liquidity or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready and the effect of any non-compliance by external agents is not determinable. The query of third-party associations is scheduled to be completed by June 30, 1999.

The Company's newest subsidiary began its Year 2000 project in January 1999. Currently, this subsidiary is approximately 60% complete in its assessment of IT systems and approximately
30% complete in the remediation, testing and implementation phases of modifying the necessary systems. The same subsidiary is approximately 90% complete in the assessment of its operating equipment, while it is just under 50% complete in the remediation, testing and implementation phases of modifying its operating equipment. This subsidiary has not begun to assess its product lines, although it does not manufacture equipment that is date sensitive. In addition, it has not begun to inquire of its third-party associations of their Year 2000 compliance status. The new company began its comprehensive Year 2000 project and is scheduled to complete all phases of the plan by September 30, 1999.

The total cost of the Year 2000 project is estimated to be approximately $3,000,000 and is being funded through operating cash flows. To date, the Company has incurred approximately $2,200,000, related to all phases of the Year 2000 project, with approximately $1,900,000 being capitalized during 1998. Of the total remaining project costs, approximately $620,000 is attributable to the purchase of new hardware, software and operating equipment, which will be capitalized. The remaining $180,000 is related to modification of hardware and software and will be expensed as incurred.

The systems replaced in 1998 were planned before the Year
2000 project, but assessments and implementations were accelerated due to Year 2000 issues. The Year 2000 budget includes the costs related to replacement of the mainframe systems and are capitalized.

Management of the Company believes it has an effective program in place to timely resolve the Year 2000 issue. In the event that the Company does not complete any additional phases, the Company could lose revenues due to inability to manufacture its product to specified quality or deliver equipment as scheduled. Year 2000 issues could also hinder the Company's ability to provide customer technical support or to provide customer parts orders as quickly as necessary, among other potential risks. In addition, the Company could be subject to litigation for computer systems product failure or for failure to properly date business records. Also, for applications using software and systems dependent on outside technical support, depending upon demand, technical support may not be available with sufficient time to prevent adverse effects on operations. The amount of potential liability and lost revenues cannot be reasonably estimated at this time.

The Company does not currently have a fully documented contingency plan in place in the event it does not complete all phases of the Year 2000 project, but it has begun to investigate and document prudent preventive measures that can be undertaken to secure operational capabilities in case of their failure. These measures include identifying secondary sources for raw materials, goods and services; identifying alternate manufacturing routing methods; stocking additional critical raw materials; printing of paper documents and reports as reference tools; and performing disaster recovery testing for potential power interruptions of machine failures. The Company plans to evaluate the status of completion of the Year 2000 project after March 1999 and determine whether a full contingency plan is necessary.
CONSOLIDATED BALANCE SHEETS

                                                		December 31,
											                               1998	  								     		1997
Assets
Current assets:
Cash and cash equivalents Note 1					    	$  5,352,739	   				  $	 2,926,294
Trade receivables less allowance for
  doubtful accounts of $1,460,000 in
	 1998 and $1,342,000 in 1997
                                            44,922,366	           33,945,574
Finance receivables Note13						      						 6,189,285				      			4,074,230
Notes and other receivables 						    					 	1,315,650				      				 751,235
Inventories  Note 1, 3							     									 76,728,969	     					 69,395,351
Prepaid expenses                             2,717,896	    							 1,985,197
Refundable income taxes						        							 1,168,056
Deferred tax asset Note  8						     								6,480,217		     					 5,536,666
Other current assets							                   		 7,303								         7,550
Total current assets							            				144,882,481	     				 118,622,097
Property and equipment, net Note 4					     81,142,117	    						 61,605,153
Other assets:
Goodwill									                      					12,511,530	 				       8,226,831
Finance receivables Note 13						         			7,120,082				       				670,801
Notes receivable								                     1,054,987								     1,261,985
Deferred tax asset Note 8						        							 788,318	      								711,987
Other									                      								 1,664,436		     					 1,144,245
Total other assets							                   23,139,353						    	 12,015,849
Total									                       				$	249,163,951	 			    $	192,243,099
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of
 long-term debt Note 6								           $				 646,060	 			     $			 500,000
Accounts payable								                    27,418,287							     21,421,882
Customer deposits							                    11,210,413							    	 6,464,842
Accrued product warranty						        							3,624,252	 	     			  3,206,372
Accrued payroll and related
  liabilities			                            11,516,286								     8,291,876
ncome taxes payable							                                      				 809,384
Deferred tax liability Note 8					       						 55,357	        						275,687
Liabilities related to abandoned
  subsidiary		                                 125,000									     	360,760
Other accrued liabilities						       						 8,421,594	   	   				 5,832,716
Total current liabilities						     								63,017,249		      				47,163,519
Long-term debt, less current
 maturities Note 6					                    	47,220,000							    	35,230,000
Deferred tax liability Note 8					     					 3,879,787				     				3,216,948
Deferred retirement costs Note 7					      				970,866 						     			320,314
Other									                       							 1,417,914		        				 700,155
Total liabilities							                   116,505,816						     	86,630,936
Shareholders' equity: Note 1, 10
Preferred stock - authorized 4,000,000
	shares of $1.00 par value; none issued
Common stock - authorized 40,000,000
	shares of $.20 par value; issued
	and outstanding - 18,967,232 in 1998
	and 18,641,160 in 1997					        								 3,793,446		     						3,728,232
Additional paid-in capital						       				 44,332,177				       	41,787,534
Retained earnings 							                   84,532,512							    	60,096,397
Total shareholders' equity						      				 132,658,135				       105,612,163
Total									                      					$	249,163,951				     $	192,243,099

See Notes to Consolidated Financial Statements.

Consolidated Statements of Income
                                  	Year Ended December 31,
                         			1998			         1997									   1996
Net sales									         	$	363,945,191  	$	265,365,312	  $	221,412,796
Cost of sales								     		  272,040,941			 	200,872,181		   172,147,913
Gross profit								      				 91,904,250				  64,493,131 		 	 49,264,883
Selling, general and
	administrative expenses		     46,796,409		  		36,124,728				  35,081,800
Research and development
 expenses					                  4,681,019				 	 3,706,909				   5,867,909
Patent suit damages and
	expenses 				                                                 			263,978
Income from operations			     40,426,822		   		24,661,494				 		8,051,196
Other income (expense):
Interest expense						      		(2,708,981)				 (2,397,902)		  	 (1,656,466)
Interest income						        			 101,208						   259,388							   386,646
Other income - net					      	 1,668,869						 	 347,253	   					 247,434
Equity in income
	(loss) of joint
	venture Note 1				        					  74,578				   			96,158          (10,652)
Income before
 income taxes               	 39,562,496				   22,966,391		  			7,018,158
Income taxes Note 8 						   	15,126,381				  	 9,156,977			  		2,673,282
Net income									       	$		24,436,115	   $		13,809,414	   $		4,344,876

Earnings per Common Share
Net income:
Basic					         								$			 			 1.30		  $						  	.72	  	 $	   	  .22
Diluted							                     	1.26										   	.71										  	.21

Weighted average number of
 common shares outstanding: Note 1
Basic						            						 18,799,063			   	19,111,880		 		 20,094,884
Diluted					           							19,441,184			   	19,452,192			 		20,317,316

See Notes to Consolidated Financial Statements.


Consolidated Statements of Shareholders' Equity

                                                           		      Accumulated
	 					       	                        Additional		  										    Other		   		 	  Total
               	Common Stock			  	  	  Paid-in	       Retained	    Comprehensive   Stockholders'
       	     	Shares			   	Amount	 	   	Capital	      Earnings		   Income				      Equity
Balance
December 		  20,184,398	  $4,036,880  	$49,922,140  	$41,942,107	 					 	         $  95,901,127
	 31, 1995
Net income	                                         			4,344,876		               	    4,344,876

Minimum
	 pension
	 liability
	 adjustment                                                       $(127,150)  	     		(127,150)
Comprehensive
	 income									                                                                     4,217,726
Issuance of
	 common
	 stock		  						18,000     		3,600					    38,475	                                      42,075
Repurchase and
	 retirement
	 of common
	 stock					 	(128,000)		  	(25,600)			   (742,400)				                  					         (768,000)
Balance
December
  31, 1996 		 20,074,398    4,014,880	    49,218,215		 46,286,983	  	(127,150)			      99,392,928
Net income										                                   13,809,414	                     13,809,414
Minimum
	 pension
	 liability
	 adjustment									                                         								 127,150					       127,150
Comprehensive
	 income									                                                                	     13,936,564
Issuance of
   common stock		 20,000		 	  	4,000		       60,975											             					           64,975
Repurchase and
	 retirement of
	 common
	 stock		  			(1,453,238)	  (290,648)	  	(7,491,656)		 							                	        (7,782,304)
Balance
December 31,  18,641,160	  3,728,232	    41,787,534	    60,096,397	             	     105,612,163
	 1997
Net and
	 comprehensive
	 income									                                       24,436,115												         24,436,115
Issuance of
	 common
	 stock		   					326,072	  		 65,214		  	 2,544,643				                 						          2,609,857
Balance
December 31,  18,967,232	 $3,793,446  	 $44,332,177   	$84,532,512	    $     0	      $132,658,135
	 31, 1998

[FN]           See Notes to Consolidated Financial Statements.


							Year Ended December 31,
                                   1998		  								1997										1996
Cash Flows From Operating Activities
Net income					                   	$24,436,115 			$13,809,414	   $ 4,344,876
	 Activities
Adjustments to reconcile net
income to net cash provided
by operating activities:
Depreciation and amortization				    8,129,585						6,944,918					 5,812,723
Provision for doubtful accounts		    1,092,185 							272,578  				 	157,183
Provision for inventory reserves	    1,289,740							 418,906					 1,231,828
Provision for warranty	              4,048,899				  2,811,009					 3,018,990
(Gain) loss on sale of
	 fixed assets			               				  (341,575)					  747,112							  59,118
(Gain) loss on sale of
		equipment on
	 operating lease			               	 	(956,271)						(505,473)
(Gain) on sale of finance
  receivables			                					 (278,824)						(158,043)							 (67,492)
Equity in (income) loss
		of joint venture		              			  (74,578)					  (96,158)	  						10,652
(Increase) decrease in:
  Receivables				               	 	(11,352,173)					 1,005,946			  (3,855,177)
	 Inventories				             			 	 (3,717,271)				 (1,833,029)			 (1,353,245)
 	Prepaid expenses				              	 (703,735)								 (2,010)  				(991,145)
	 Deferred tax asset			            	  (723,156)				 		 209,978		 			1,349,773
	 Other assets				              				 	(444,725)					   261,094							 196,607
Increase (decrease) in:
	 Accounts payable				              	2,664,949					  3,867,396			  (1,383,256)
	 Customer deposits			              	4,094,466					  4,285,052			  (2,838,705)
  Accrued product warranty				   	 	(3,828,493)				 (2,143,242) 	 	(3,127,860)
	 Income taxes payable		 	            (817,515)					 2,880,447				 		 270,786
	 Other accrued liabilities         	5,977,639	  			 1,885,445					(3,723,984)
Total adjustments					             		4,059,147				  20,851,926			  (5,233,204)
Net cash provided (used) by
		 operating activities			          28,495,262 				 34,661,340					  (888,328)
Cash Flows from Investing Activities
Proceeds from sale of property
  and equipment - net            					 992,841	  			  	459,025					 1,202,335
Expenditures for property
	 and equipment				             		 (18,465,257)		 		(9,043,675)			 (6,826,216)
Proceeds from sale
	 of equipment
	 on operating lease			            	22,609,684 				 15,400,539
Expenditures for
	 equipment on
	 operating lease				            		(28,015,599)	 		(16,295,790)		 	(1,881,771)
Additions to finance
	 receivables				             					(18,398,321)		 	(13,480,827)				(8,333,293)
Collections of finance
	 receivables				              								365,514		  		 1,349,934					 		536,089
Proceeds from sale of
	 finance receivables			           	 9,820,384		 		 12,769,861				  2,638,739
Additions to notes
	 receivable					             								 (12,386)		  		 (116,536)						 (60,000)
Repayments on notes
	 receivable					               							229,454		   				758,076						 	901,233
Investment in joint venture				                                      (100,000)
Cash payments in connection
	 with business combinations,
	 net of cash acquired			           (8,506,458)		 	(22,383,071)					  164,794
Net cash (used) by investing
	 activities					            						(39,380,144)		  (30,582,464)   (11,758,090)
Cash Flows From Financing Activities
Repurchase and retirement of
  common stock                                      (7,782,304)	     (768,000)
Proceeds from issuance of
  common stock				                   1,350,510								  64,975								 42,075
Net borrowings under revolving
  credit loan 				              			  3,290,000						 9,908,000					11,680,000
Principal repayments
	 of industrial bonds,
		loans and notes payable					  						(614,183)			 	(6,725,737)				(1,027,023)
Proceeds from debt
	 and notes payable			               9,285,000										           	2,968,780
Net cash provided
  (used) by financing
	 activities					               			 13,311,327					 (4,535,066)			 12,895,832
Increase (decrease)
	 in cash and cash
	 equivalents				                				2,426,445						 	(456,190)	 					249,414
Cash and cash equivalents,
  beginning of period		             	2,926,294						 3,382,484						3,133,070
		Cash and cash equivalents\
  end of period					          					$	5,352,739				 $ 2,926,294	   $ 3,382,484

Supplemental Cash	Flow Information
Cash paid during the year for:
Interest				                  			 $ 	2,778,422     $ 2,369,389    $ 1,572,642

Income taxes				                  $	16,545,127	    $ 8,142,405    $ 3,466,100

Excluded from the
	 Consolidated
	 Statements of
	 Cash Flows were
	 the following
	 effects of non-cash
  investing and
	 financing activities:

Non-cash business combination:
	 Investment in subsidiary 			                             					  $ 2,405,145
	 Accrued liability			                                        				 (2,405,145)

Non-cash transfer of assets:
 	Trade receivables				                                         	 $ 1,200,000
	 Notes receivables			                                           	 (1,200,000)

Tax benefits related to
  stock options:
	 Refundable income
		taxes			       		               	1,159,925
  Deferred tax asset			               99,422
  Additional paid-in	capital						(1,259,347)


	See Notes to Consolidated Financial Statements.



Notes To Consolidated Financial Statements for the Years Ended December 31, 1998, 1997 and 1996

1.	Summary of Significant Accounting Policies

Basis of Presentation - The consolidated financial statements include the accounts of Astec Industries, Inc. and its subsidiaries.  The Company's
Accounting	wholly-owned subsidiaries at December 31, 1998 are as follows:
Astec, Inc.						                         Kolberg-Pioneer, Inc.
Astec Financial Services, Inc.	   	       Production Engineered Products,Inc.
CEI Enterprises, Inc.				          	 		 	 Roadtec, Inc.
Heatec, Inc.					                         Telsmith, Inc.
Johnson Crushers International, Inc.      Trencor, Inc.

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

Cash Equivalents - The Company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. At December 31, 1998, the Company's cash and cash equivalent balance included $940,000 of unexpended industrial revenue bond proceeds. As required by the related trust indenture agreement, these funds have been invested in liquid, highly rated securities and are carried at cost which approximates market value. Inventories - Inventories (excluding used equipment) are stated at the lower of first-in, first-out cost or market. Used equipment inventories are stated at the lower of specific unit cost or market.

Property and Equipment - Property and equipment is stated at cost. Depreciation is calculated for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets as follows: buildings (40 years) and equipment (3 to 10 years). Both accelerated and straight-line methods are used for tax reporting purposes.

Goodwill - Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill amounts are being amortized using the straight-line method over 20 years. Additions to goodwill reflect the purchase of Johnson Crushers International, Inc. in 1998 and the purchase of certain assets and assumption of certain liabilities of the Construction Equipment Division of Portec, Inc. in 1997 (See Note 2). Accumulated amortization balances netted against goodwill were $1,898,000 and $1,320,000 at December 31, 1998 and 1997, respectively.

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

Note To Consolidated Financial Statements

Advertising Expense - The cost of advertising is expensed as incurred.  The
	 Company incurred $3,052,000, $2,054,000 and $2,661,000 in advertising costs during 1998, 1997 and 1996, respectively.

Stock Based Compensation - The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock options in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and, accordingly, recognizes no compensation expense for the stock option grants. The Company adopted SFAS No. 123, Accounting for Stock-based Compensation, in 1996 and is utilizing the disclosure only option permitted by the statement. See Note 10.

Common Stock - On December 10, 1998, the Board of Directors declared a two-for-one split of the Company's common stock, effected in the form of a stock dividend payable on January 18, 1999, to stockholders of record on December 31, 1998. All agreements concerning stock options and other commitments payable in shares of the Company's common stock provide for the issuance of additional shares due to the declaration of the stock split. This stock split has been reflected in the Consolidated Statements of Shareholders' Equity at December 31, 1995. All references to number of shares, except shares authorized, and to per share information in the accompanying consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

		Earnings Per Share - Basic and diluted earnings per share are calculated in accordance with  SFAS No. 128, Earnings per Share.  Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities.

		The following table sets forth the computation of basic and diluted earnings per share:

                                 							Year Ended December 31,
                                  1998	  						  	1997	     					1996
Numerator:
 Net income															        $	24,436,115				$	13,809,414			$ 4,344,876
Denominator:
 Denominator for basic
	  earnings per share			            18,799,063		  		19,111,880				20,094,884
   Effect of dilutive securities:
				 Employee stock options			 							 642,121			 				 340,312							222,432
			Denominator for diluted
			 	earnings per share													19,441,184					 19,452,192			 20,317,316
Earnings per common share:
	 	Basic								           							$      	1.30						$     	.72				$     	.22
	 	Diluted						          							 $      	1.26						$     	.71				$     	.21

Comprehensive Income - In 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The adoption of the new statement had no impact on the Company's net income or shareholders' equity. Prior years' financial statements have been reclassified to conform to the new requirements.

Segment Information - Effective December 31, 1998, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The new statement generally requires that companies report segment information for operating segments which are revenue producing components and for which separate financial information is produced internally. Prior years' segment information has been updated to conform to the new requirements.

Pensions and Other Post-retirement Benefit Plans - Effective December 31, 1998, the Company adopted SFAS No. 132, Employers' Disclosures About Pensions and Other Post-retirement Benefits. The new statement standardizes the disclosure requirements for pension and other post-retirement benefits, but does not change the measurement or recognition of the related benefit obligations, plan assets, or periodic benefit costs. Prior years financial statements have been reclassified to conform to the new requirements.

Derivatives and Hedging Activities - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative
Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on the Company's earnings or financial position.

Reclassifications - Certain amounts for 1997 have been reclassified to conform with the 1998 presentation.

2.	Business Combinations

On November 1, 1998, the Company acquired substantially all of the assets and liabilities of Johnson Crushers International, Inc. ("JCI") for $8,000,000 in cash. The transaction was accounted for as a purchase and, accordingly, the operating results of JCI have been included in the Company's consolidated statement of income from the date of acquisition. That portion of the purchase price in excess of the fair market value of the assets acquired was recorded as goodwill and is being amortized using the straight-line method over 20 years.

The terms of the JCI acquisition agreement provide for additional consideration to be paid to the former shareholders over the next three years if JCI's results of operations exceed certain targeted levels. Such consideration is payable, at the Company's option, in cash or up to 50% in the Company's common stock and will be recorded as additional purchase price when earned. The maximum amount of contingent consideration to be paid is $6,660,000.

On December 2, 1997, the Company acquired certain assets and liabilities of the Construction Equipment Division of Portec, Inc. for $19,978,176 in cash. The transaction was accounted for as a purchase and, accordingly, the operating results of the new company, Kolberg-Pioneer, Inc. ("KPI"), have been included in the Company's consolidated statements of income from the effective date of acquisition. That portion of the purchase price in excess of the fair market value of the assets acquired was recorded as goodwill and is being amortized using the straight-line method over 20 years. The purchase was initially financed under the Company's revolving credit agreement but was partially refinanced in 1998 using industrial revenue bonds.

In connection with the acquisition, the Company and KPI entered into an equipment lease with First Chicago NBD under which the Company and KPI lease machinery and equipment. The terms of the equipment leases range from 36 to 84 months, with total monthly lease payments of approximately $69,000. These are included in the lease commitments in Note 5.

Effective December 1, 1997, the Company acquired the operating assets and liabilities of Production Engineered Products, Inc. ("PEP") in exchange for $2,405,145 in cash. The operations of PEP are included in the consolidated statements of income from the effective date of acquisition.

The transaction was accounted for as a purchase and the purchase price of $2,405,145 was allocated to the net tangible assets acquired based on the estimated fair market value of the assets acquired. The excess of the purchase price over the fair market value of PEP's net tangible assets was recorded as goodwill and is being amortized using the straight-line method over 20 years.

A summary of the net assets acquired is as follows:

                         JCI		 	  							 KPI						  				 	PEP
Current assets							    $	 	5,138,492				$	16,530,866			 	$		1,292,161
Property, plant
  and equipment	 						      1,796,739			    4,714,500		  					 551,289
Other assets									     		                 1,035,735
Current liabilities					   	(3,743,685)	  		(5,032,911)						  (243,511)
Other liabilities									      (5,894)	 				 (492,000)	 		  (1,094,453)
Goodwill									        				4,814,348					 	3,221,736				 		 1,734,865
Net assets acquired
  excluding cash						     	 8,000,000						19,977,926		 			  2,240,351
Cash										                                   	 250	  							164,794
Net assets acquired	    		$		8,000,000	 		$	19,978,176		 		$		2,405,145

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions discussed above had occurred at the beginning of the periods presented. The unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as goodwill amortization expenses and interest expense on acquisition debt. They do not purport to be indicative of the results that would have occurred had the acquisitions taken place at the beginning of the periods presented or of results which may occur in the future.

                           							Year Ended December 31,
                            1998								  	 		1997								 		   1996
Net sales									         	$ 381,192,000	 			$ 314,314,000  	  $	257,913,000
Income from
  operations							          		43,161,000				 		 28,142,000	   			 10,372,000
Net income										          	25,775,000		 				 14,609,000		   			 4,275,000
Per common share outstanding:
  Basic						             		$	 						1.37	  		$			 					.76	   	$						 		.21
	 Diluted						           	 $				 			1.33			 	$			   			.75		   $								 .21


3.	Inventories

Inventories consisted of the following:
	                                                	December 31,
                                   						1998				          			 1997
Raw materials and parts		            				$ 35,275,208	      			$ 27,986,696
Work-in-process									              				 18,138,057						      15,920,137
Finished goods								               						15,807,998			      	 	19,911,602
Used equipment										                  		7,507,706					        5,576,916
Total										                          $	76,728,969	     		  $ 69,395,351


4.	Property and Equipment

Property and equipment consisted of the following:
                                                    			December 31,
                                          			 1998	         			1997
Land, land improvements
  and buildings						                  						 $	48,436,468			 	$	 42,659,308
Equipment									                     									61,370,775	  				 48,175,111
Less accumulated depreciation		                (36,460,807)	 		  (31,339,876)
Land, buildings and
  equipment - net						                     			 73,346,436				  	 59,494,543
Rental property:
		Equipment								                             	8,439,708			 				 2,517,574
Less accumulated depreciation				                	(644,027)	 						 (406,964)
Rental property - net							                  		 7,795,681							  2,110,610
Total									                          						$ 81,142,117	 			$		61,605,153


5.	Leases

The Company leases certain land, buildings and equipment which are used in its operations. Total rental expense charged to operations under operating leases was approximately $2,597,000, $1,569,000 and $1,272,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Minimum rental commitments for all noncancelable	operating leases at
December 31, 1998 are as follows:

                                     					 1999						 $ 2,259,177
											                          					 2000									1,844,977
                                     					 2001					 				 705,747
											                          					 2002									 	423,127
                                     					 2003										 342,601
                                    						 Thereafter					185,630

The Company also leases equipment to customers under short-term contracts generally ranging from two months to forty-eight months. Rental income under such leases was $1,994,000, $1,181,000 and $2,073,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Minimum rental payments to be received for equipment leased to others at December 31, 1998 are as follows:

                                           1999					   $ 1,353,909
											                             			2000	     	   1,352,291
											                           					2001							   1,349,261
											                              		2002	   			   1,302,166
											                          						2003	 				    1,124,433
                                      					Thereafter				1,434,005

6.	Long-term Debt

Long-term debt consisted of the following:
	                                           			   December 31,
											                           						1998		   										1997
Revolving credit loan of
$70,000,000 at December 31,
1998, available through
November 22, 2002, at
interest rates from 5.75%
to 7.25% at December 31,
1998, and at interest rates
from 6.7% to 8.25% at
December 31, 1997					                      $	26,520,000       $ 23,230,000


Industrial Development
Revenue Bonds payable in
annual installments through
2006 at weekly negotiated
interest rates		                               4,000,000		  					 4,500,000

Industrial Development
Revenue Bonds due in
2019 at weekly negotiated
interest rates						                  								 8,000,000		   					8,000,000

Industrial Development
Revenue Bonds due in
2028 at weekly negotiated
interest rates		   				                   					9,200,000

Other current notes payable						                146,060

Total long-term debt							                 	 47,866,060						  	35,730,000
Less current maturities	 					                			646,060							   		500,000

Long-term debt less
current maturities					                  	 $	 47,220,000				 $	  35,230,000

The Company has a $70,000,000 revolving line of credit with First Chicago NBD. The agreemen contains borrowing sub-limits which allow the Company and its subsidiary, Astec Financial Services, Inc., to borrow up to $50,000,000 and $30,000,000 respectively, not to exceed the total commitment amount. Advances under Astec Financial's sub-limit are limited to eligible receivables as defined in the agreement. Amounts outstanding under the agreement bear interest, at the Company's option, at a rate from .25% below prime to prime plus .50%, or from .75% to 2.00% above the London Interbank Offering Rate. The interest rate applied to borrowings is based upon a leverage ratio, calculated quarterly, as defined by the credit agreement. The credit agreement contains certain restrictive covenants relative to operating ratios and capital expenditures and also restricts the payment of dividends. The Company was in compliance with all financial covenants related to the above loan agreement at December 31, 1998, except for exceeding the capital expenditure limit by $268,000. The bank has granted a waiver for this covenant.

The aggregate of all maturities of long-term debt in each of the next five years is as follows:

                                 							1999				  		646,060
	                                 						2000								500,000
											                       						2001	 						500,000
                                        2002				 27,020,000
											                       						2003								500,000

For 1999, the weighted average interest rate on short-term borrowings, which includes current maturities of Industrial Revenue Bonds, was 4.3%.

7.	Retirement Benefits

The Company sponsors a defined benefit pension plan that covers all employees of its Kolberg-Pioneer subsidiary. Benefits paid under this plan are based on years of service multiplied by a monthly amount. In addition, the Company also sponsors two post-retirement medical and life insurance plans covering the employees of its Kolberg-Pioneer and Telsmith subsidiaries and retirees of its former Barber-Greene subsidiary. The Company's funding policy for all plans is to make the minimum annual contributions required by applicable regulations.

Prior to 1998, the Company also sponsored a defined benefit pension plan that covered certain employees of its Telsmith subsidiary hired prior to October 14, 1987, who chose not to participate in the Company's 401(k) savings plan. During the third quarter of 1998, the Company recognized an after-tax curtailment/settlement loss of approximately $702,000, or $0.04 per share, related to the termination of this plan.

The following provides information regarding benefit obligations, plan assets and the funded status of the plans:

                        	Pension Benefits 		  			     Other Benefits
								               	1998		      		1997		      		1998		       	 	1997
Change in benefit obligation
Benefit obligation at
	 beginning of year	 				$ 9,571,211  $ 3,128,593	  $1,270,785	    	$ 790,602
Service cost																 315,111 					 15,382					  74,681			  			 56,468
Interest cost																647,654 				 222,812						 87,419		  				 55,241
Actuarial gain									 					386,433	 			 131,824						 24,506  										-
Participant contributions							-			         - 				   	 74,542									  	-
Acquisition of
  Kolberg-Pioneer							   				 -		   		6,297,131										-			     		500,482
Benefits paid									  				(582,080)			 (224,531)					(68,431)		  	 (132,008)
Effect of termination		  	(3,389,415)					 	 -									   	-										   	-
Benefit obligation at
	 end of year											 $ 6,948,914	  $	9,571,211   $1,463,502	   $ 1,270,785
Change in plan assets
Fair value of plan assets at
	 beginning of year							 9,394,007			  2,583,682	  						-	    									-
Actual return on plan
  assets							             	629,415		  			623,731									-				    						-
Acquisition of
  Kolberg-Pioneer						    					-			    	6,411,125	   					-		    								-
Benefits paid									 				 (582,080)	  		(224,531)								-									     -
Effect of termination		  	(2,833,798)									-									 	 -		   								 -
Fair value of plan assets
	 at end of year								$ 6,607,544	     9,394,007								 -			    							-
Funded
  status (underfunded)			  (341,320)	  		 (177,204)			(1,463,502) 	(1,270,785)
Unrecognized net actuarial
	 (gain) loss								       315,446		   		(111,809)			   492,636				  501,625
Unrecognized prior
  service cost						        					-					    109,591 								 -		       				-
Prepaid (accrued)
  benefit cost		        $ 	 (25,874)	   $	(179,422)	 $ 	(970,866)	 $	(769,160)

Weighted-average assumptions as of December 31
Discount rate 														   6.75%			   				7.30%				 		 6.75%	 						7.30%
Expected return on
  plan assets						         		 9.00%			   				9.00%										-		  								-
Rate of compensation
  increase							            	 4.00%							   4.00%										-			  							-

The weighted average annual assumed rate of increase in per capita health care costs is 7.7% for 1999 and is assumed to decrease gradually to 5.9% for 2003 and remain at that level thereafter. A 1% increase or decrease in the medical inflation rate would not have a significant effect on either the benefit obligation or the aggregate service and interest cost components of net periodic benefit cost.

Net periodic benefit cost for 1998, 1997 and 1996 included the following components:

                     				Pension Benefits					    				Other Benefits
 						             1998	      1997	     1996  	     1998	    1997	     1996
Components of net periodic benefit cost
Service cost	      $315,111   $15,382		 $20,986	 	  $74,681	 $56,468		 $64,700
Interest cost			    647,654		 222,812	  227,815			   87,419	  55,241	 	 48,300
Expected return
	 on plan assets 		(797,619) (226,050)	(142,221)   		 -	 						 -								 -
Amortization of
	 prior service
  cost										     19,614		  19,614		  19,613    			-		 					 -								 -
Amortization of
	 transition
	 obligation									  		-									-    						-	  		  	33,700		 33,700		  33,700
Recognized net
	 actuarial
	 (gain) loss								 		 -								 -  						 	-	      		(205)		(1,473)				 -
Curtailment/
	 settlement loss 	1,136,000						-								  -	    			 -				 				-							 	-
Net periodic
	 benefit cost   $	1,320,760	 $ 31,758	 $126,194	   $195,595  $143,936 	$146,700

8.	Income Taxes

For financial reporting purposes, income before income taxes includes the following components:
                                        Year Ended December 31,
             											          1998											1997											1996
United States 				                $39,318,695				$22,738,605			 $6,655,652
Foreign:
  License income						                243,801	 					 227,786							362,506
  Income before income taxes		  		$39,562,496		  $22,966,391			 $7,018,158

The provision for income taxes consisted of the following:

                                     			Year Ended December 31,
											                       	1998	 									1997	 									1996
Current							                   		$	15,849,539			$	9,264,743	   $ 1,416,242
Deferred provision  (benefit)	       		(723,158)		 		(107,766)			 	1,257,040
Total provision for
	  income taxes		                  $	15,126,381			$ 9,156,977			 $ 2,673,282

A reconciliation of the provision for income taxes at the statutory Federal rate to those provided is as follows:
	                                 						Year Ended December 31,
											                								1998											1997											1996

Tax at statutory rates						   			$	13,846,874				$	8,038,237		  $	2,386,174
 Benefit from
		 foreign sales
	  corporation					                		 (620,000)				  (360,000)						(125,000)
State taxes, net of federal
   income tax benefit	             	 1,377,000						 	912,000						 	424,000
Income taxes of other countries					    11,000							 	38,000									20,000
Other items						                   			511,507						 	528,740							 (31,892)
Income taxes	                				 $	15,126,381				$ 9,156,977			  $2,673,282

At December 31, 1998, the Company had long-term capital loss carry forwards of approximately $80,000 expiring in 2000.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

At December 31, 1998, the Company had deferred tax assets of approximately $7,268,500, and deferred tax liabilities of approximately $3,935,100, related to temporary differences and tax loss carry forwards.

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                  				Year Ended December 31,
          											           					 1998		    							 	1997
Deferred tax assets:
  Inventory reserves					             $ 1,444,700		  			 $	 1,878,300
  Warranty reserves				            				 1,250,600						    	1,098,400
	 Bad debt reserves				            						 524,400				    				 507,000
  Other accrued expenses			           	 3,889,500							   	2,516,500
  Alternative minimum tax credit				   				                    98,500
 	Other credit carryforwards			          	159,300 								   	150,000
Total deferred tax assets			          	 7,268,500							   	6,248,700
Deferred tax liabilities:
  Property and equipment				            3,879,800								   3,176,300
  Other						                            		55,300							    	 316,300
Total deferred tax liabilities          3,935,100		   						3,492,600
Net deferred tax asset			          	 $	 3,333,400	   			 $	 2,756,100


9.	Contingencies		Management has reviewed all claims and lawsuits and, upon
the advice of	counsel, has made provision for any estimable losses.  However, the  Company is unable to predict the ultimate outcome of the outstanding claims and lawsuits.

Recourse Customer Financing - Certain customers have financed purchases of the Company's products through arrangements in which the Company is contingently liable for customer debt aggregating approximately $1,271,000 and $1,793,000 at December 31, 1998 and 1997, respectively.
These obligations average five years in duration and have minimal risk.

Astec Financial Services, Inc. has sold both finance and operating leases with limited recourse, subject to elimination of recourse responsibilities through remarketing of equipment. The limited recourse would not exceed 15% of the purchase price.

Other - The Company is contingently liable for letters of credit of approximately $19,975,000 issued for bid bonds and performance bonds.


10.	Shareholders'Equity

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is generally recognized.

The Company has reserved shares of common stock for exercise of outstanding non-qualified options and incentive options of officers and employees of the Company and its subsidiaries at prices determined by the Board of Directors. The shares reserved under the various stock option plans are as follows: (1) 1992 Stock Option Plan - 49,600, (2) 1998 Long-term Incentive Plan - 2,336,200, and (3) Executive Officer Annual Bonus Equity Election Plan - 300,000.

In addition, a Non-employee Directors Stock Incentive Plan has been established to allow non-employee directors to have a personal financial stake in the Company through an ownership interest. Directors may elect to receive their compensation in common stock, deferred stock or stock options. All options granted have ten-year terms and vest and become fully exercisable immediately.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996, 1997 and 1998, respectively;
risk-free interest rates of 6.04%, 5.78% and 4.70%; volatility factors of the expected market price of the Company's common stock of .275, .281 and
 .329; and a weighted-average expected life of the option of four and one-half years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information follows.

                         		1998			  			   			1997			    							1996
Pro forma net income						 $ 23,179,000	  			$	13,782,000				  $	3,734,000
Pro forma earnings per share:
	 Basic				             			$       1.23					 $				    .72			 	 $						 .19
	 Diluted									     			 $						 1.19	 			 $							 .71	   		$						 .19

A summary of the Company's stock option activity and related information for the years ended December 31, 1998, 1997 and 1996 follows:

    	                                		Year Ended December 31
                           1998                          1997                          1996

                                 Weighted Avg.	      				     Weighted Avg.	                 Weighted Avg.
											  	      Options     	Exercise Price	  Options    	Exercise Price  	 Options	     Exercise Price
Options outstanding,
 	beginning
  of year	          1,052,000  		$  4.64			      	1,098,000	 	$	4.62				        616,000      $ 	4.17
Options granted			 	  663,800	   $ 17.53	      					 20,000	 	$	4.57		      			 500,000		    $	 5.09
Options forfeited				                                46,000	 	$	4.70
Options exercised			 326,000		   $  4.31		      				 20,000	 	$	3.25			        		18,000		    $	 2.34
Options outstanding
	 and exercisable,
	 end of year					 1,389,800	    	$10.87     					1,052,000		 $	4.64		     	  1,098,000			   $	 4.62

The weighted average fair value of options granted whose exercise price was equal to the market price of the stock on the grant date was $5.71, $2.07 and $1.99 for the years ended December 31, 1998, 1997 and 1996. The weighted average fair value of options granted whose exercise price exceeded the market price of the stock on the grant date was $8.36 and $1.57 for the years ended December 31, 1998 and 1996. The range of exercise prices for options outstanding and exercisable as of December 31, 1998 are as follows: 726,000 options from $0.69 to $7.43 and 663,800 options from $17.38 to $19.11.

The Company has adopted a Shareholder Protection Rights Agreement and declared a distribution of one right (the "Right") for each outstanding share of Company common stock, par value $0.20 per share (the "Common Stock").
Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share (a "Unit") of Series A Participating Preferred Stock, par value $1.00 per share (the "Preferred Stock"), at a purchase price of $18.00 per Unit, subject to adjustment. The rights currently attach to the certificates representing shares of outstanding Company Common
Stock, and no separate Rights certificates will be distributed. The Rights will separate from the Common Stock upon the earlier of ten business days (unless otherwise delayed by the Board) following the (i) public announcement that a person or group of affiliated or associated persons
(the "Acquiring Person") has acquired, btained the right to acquire, or otherwise obtained beneficial ownership of 15% or more of the then outstanding shares of Common Stock, or (ii) commencement of a tender offer or exchange offer that would result in an Acquiring Person beneficially owning 15% or more of the then outstanding shares of Common Stock. The Board of Directors may terminate the Rights without any payment to the holders thereof at any time prior to the close of business ten business days following announcement by the Company that a person has become an Acquiring Person. The Rights, which do not have voting power and are not entitled to dividends, expire on December 21, 2005. In the event of a merger, consolidation, statutory share exchange or other transaction in which shares of Common Stock are exchanged, each Unit of Preferred Stock will be entitled to receive the per share amount paid in respect of each share of Common Stock.


11.	Financial Instruments

Credit Risk - The Company sells products to a wide variety of customers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. As of December 31, 1998, concentrations of credit risk with respect to receivables are limited due to the wide variety of customers.

Fair Value of Financial Instruments - The book value of the Company's financial instruments approximates their fair value. Financial instruments include cash, accounts receivable, finance receivables, accounts payable, long- and short-term debt and an interest rate swap agreement. Substantially all of the Company's short- and long-term debt is floating rate debt and, accordingly, book value approximates its fair value.

Interest Rate Swap Agreement - During 1998, the Company's captive finance subsidiary, Astec Financial Services ("AFS"), entered into an interest rate swap agreement with a notional amount of $10,000,000 to fix interest rates on variable rate debt and reduce exposure to interest rate fluctuations. The swap agreement is effective for five years. At December 31, 1998, AFS paid a fixed rate of 5.185% and received an initial floating rate of 5.22%. The swap agreement requires exchange of interest payments based on the fixed and floating rates without exchange of the underlying notional amount. The Company evaluates the credit quality of the counter party and does not believe there is a significant risk of nonperformance.


12.	Operations by Industry Segment and Geographic Area

The Company has three reportable operating segments. These segments are combinations of business units that offer different products and services. The business units are each managed separately because they manufacture and distribute distinct products that require different marketing strategies. A brief description of each segment is as follows:

Hot-mix Asphalt Plant and Related Heat Transfer Equipment - This segment consists of three operating units that design, manufacture and market a complete line of portable, stationary and relocatable hot-mix asphalt plants and related components and a variety of heaters, heat transfer processing equipment and thermal fluid storage tanks. The principal purchasers of these products are asphalt producers, highway and heavy equipment contractors and foreign and domestic governmental agencies. Aggregate Processing Equipment - This segment consists of four operating units that design, manufacture and market a complete line of rock crushers, feeders, conveyors, screens and washing equipment. The principal purchasers of these products are open mine and quarry operators.

Mobile Asphalt Construction Equipment - This segment consists of one operating unit that designs, manufactures and markets asphalt pavers, asphalt material transfer vehicles and milling machines. The principal purchasers of these products are highway and heavy equipment contractors and foreign and domestic governmental agencies.

All Others - This category consists of the Company's four other business units that do not meet the requirements for separate disclosure as an operating segment. Revenues in this category are derived primarily from the sale of trenching and excavating equipment and from operating leases owned by the Company's finance subsidiary.

The Company evaluates performance and allocates resources based on profit or loss from operations before federal income taxes and corporate overhead.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Intersegment sales and transfers are valued at prices comparable to those for unrelated parties. For management purposes, the Company does not allocate Federal income taxes or corporate overhead (including interest expense related to the Company's revolving line of credit with First Chicago NBD) to its business units.

Segment information for 1998

                       					Hot-mix			       Aggregate	  	  Mobile Asphalt
                         			Asphalt	  		   	 Processing		 	 Construction
                      	   	 Plants  	   				 Equipment		 	  Equipment	    	 	All Others	     Total
Revenues from external
  customers		 			           $163,234,857	    $112,705,508	  $ 60,324,759	    $ 27,680,067	   $363,945,191
Intersegment
	 revenues			                 11,316,496		   		 7,039,559				    662,270			     7,952,842		    26,971,167
Interest expense		          						10,397     					333,186					    38,698		   		 2,326,700			    2,708,981
Depreciation and
	 amortization	          					 3,236,621	    		 1,662,560				  1,019,281		   		 2,211,123		 	   8,129,585
Segment profit					           21,565,578			   	12,961,727			  	9,890,188		    (18,799,821) 	   25,617,672

Segment assets		           		129,794,248		   	115,980,822	  		35,649,089	   	 189,045,689	    470,469,848
Capital expenditures	         10,899,368				   	4,930,963	  			2,347,673				    1,199,737		    19,377,741


Segment information for 1997
                       						 Hot-mix				     Aggregate		     Mobile Asphalt
                          			 Asphalt				    	Processing   			Construction
	                       						Plants			     		Equipment	   		 Equipment	     	All Others	     Total
Revenues from external
	 customers		             				$132,964,101	   $55,362,319		   $ 48,495,151	   $ 28,543,741	   $265,365,312
Intersegment
	revenues				                    8,808,916			  	1,536,222				    1,491,976	 		   3,476,457			   15,313,571
Interest expense							            130,788	   			 251,376						    	56,142			    1,959,596				   2,397,902
Depreciation and
	amortization							             2,819,408	  			1,038,511		    				834,845  		   2,252,154			   	6,944,918
Segment profit		            				14,110,492			  	6,888,381	   			 6,520,863  		 (12,746,808)   	 14,772,928

Segment assets	            			 101,877,245		  	86,902,667		   	 27,909,735		   155,226,915	    371,916,562
Capital expenditures		           3,361,074			  	1,797,757	   			 1,515,724					    589,854	 	 	  7,264,409


Segment information for 1996
                                Hot-mix			     	Aggregate				   Mobile
                                Asphalt			      Processing		    Construction
                         							Plants		      		Equipment		   	 Equipment		    All Others			 	  Total
Revenues from external
	 customers	 	              				$116,511,909	   $52,738,995	    $ 37,834,591	  $ 14,327,301     	$221,412,796
Intersegment
	 revenues									                5,920,266			  	1,095,556			    	2,100,686				  2,808,187			     11,924,695
Interest expense							              230,652	   			 312,001		    			 738,668					   375,145				     1,656,466
Depreciation and
	amortization				                 	2,583,463  					 933,053			     	 824,003				  1,472,204			  	   5,812,723
Segment profit							              7,533,888	   		7,290,797	    			1,941,735		  (12,188,840)			     4,577,580

Segment assets	              					82,345,298		  	53,364,460	    		25,009,154	 	 123,981,551		     284,700,463
Capital expenditures			            4,974,497				    164,990	    				 430,755	 		 		 341,047				     5,911,289

Reconciliations of the reportable segment totals for revenues, profit or loss, assets, interest expense, depreciation and amortization and capital expenditures to the Company's consolidated totals are as follows:

                                     					 Year Ended December 31,
   											         						1998		  			     		 1997		      					 1996
Revenues:
Total external revenues
  for reportable segments	   $336,265,124	      $236,821,571	     $207,085,495
Intersegment revenues
  for reportable segments			   19,018,325	     		 15,313,571			    	 9,116,508
Other revenues									  						27,680,067			      28,543,741		    	 14,327,301
Elimination of
  intersegment revenues					  (19,018,325)	    	 (15,313,571)	     	(9,116,508)
Total consolidated revenues		$363,945,191       $265,365,312    	 $221,412,796

Profit:
Total profit for
  reportable segments					 		$ 44,417,493	      $ 27,519,736		    $ 16,766,420
Other profit (loss)										 (18,799,821)		     (12,746,808)	     (12,188,840)
Equity in income of
  joint venture						              74,578						       96,158			     		 (10,652)
Elimination of
  intersegment profit						 			(1,256,135)		     	(1,059,672)	    			 (222,052)
Total consolidated net income	$ 24,436,115	     $ 13,809,414		     $ 4,344,876
Assets:
Total assets for
  reportable segments									$281,424,159     	$216,689,647	    	$160,718,912
Other assets									  								189,045,689	     	155,226,915	    		123,981,551
Elimination of intercompany
  profit in inventory and
  leased equipment					 							 (2,410,064)     			 (592,475)		    			(264,993)
Elimination of intercompany
  receivables					           	 (118,730,950)	   (101,660,138)	    	(61,988,906)
Elimination of investment
  in subsidiaries					          (84,228,341)	   	(76,228,341)    		(55,089,815)
Other eliminations								  			 (15,936,542)	   		(1,192,509)	     	(1,575,097)
Total consolidated assets					 $249,163,951	    $192,243,099	     $165,781,652
Interest expense:

Total interest expense for
  reportable segments		        $    382,281	    $    438,306		    $ 	1,281,321
Other interest expense								 			2,326,700			    	1,959,596		     			 375,145
Total consolidated
  interest expense						   				$		2,708,981	    $  2,397,902	    	$		1,656,466
Depreciation and amortization:
Total depreciation and
  amortization for
	 reportable segments							  	$		5,918,462	    $		4,692,764		     $	4,340,519
Other depreciation
  and amortization						   							2,211,123			     2,252,154					    1,472,204
Total consolidated
  depreciation and
  amortization                 $	 8,129,585     $		6,944,918		     $	5,812,723
Capital expenditures:
Total capital expenditures
  for reportable	segments						$ 18,178,004     $  6,674,555	     	$ 5,570,242
Other capital expenditures						  1,199,737	   	 	 2,515,144		         341,047
Total consolidated capital
  expenditures (excluding
  those for equipment leased
	 to others)									   							$	19,377,741     $  9,189,699	      $ 5,911,289

International sales by domestic subsidiaries by major geographic region were as follows:

                                           Year Ended December 31,
											                  	  1998				          1997					        1996
Asia		  									               $ 5,363,481       $	2,820,044	     $ 1,743,839
Southeast Asia									      					2,214,930		     	11,397,733		  	  10,596,291
Europe										                	 3,471,656	     			3,076,510				    8,792,885
South America									    						 20,712,903		      10,000,648   				 6,889,869
Canada										                 12,072,217	    		  8,618,053	   			 3,852,792
Australia										               1,467,738			      4,298,554	   			 1,760,828
Africa										                  2,668,923			     	 	444,313        1,131,318
Central America									     				11,893,005				     7,461,261	    			1,381,030
Middle East										             6,164,493	    		  5,224,857			   		  467,146
West Indies										            	3,176,713	    	 	 2,998,406		    		1,692,600
Other											                 		 308,542     			 2,561,868			     					 		0
Total											       								 $69,514,601	      $58,902,247	     $38,308,598

13.	Finance Receivables

Finance receivables are receivables of Astec Financial Services, Inc.
Contractual maturities of outstanding receivables at December 31, 1998 were:
                                Financing
Amounts Due In							   								Leases		    		   Notes						     Total
1999									        								   $  1,990,857	    $  6,141,699	   $ 8,132,556
2000									                      		960,702			    		 761,665	   		1,722,367
2001									                    	 1,001,580		    			 593,833			  	1,595,413
2002									                      		753,185			    		 494,133	   		1,247,318
2003									                     			870,009			    		 451,092	   		1,321,101
Thereafter								                   632,469		    				 25,138			   	 657,607
                             						6,208,802			    	8,467,560		  	14,676,362
Less unearned income						      			 (874,947)	   			 (492,048)	   (1,366,995)
Total								          									$ 	5,333,855 	   $  7,975,512	  $	13,309,367

Receivables may be paid prior to contractual maturity generally by payment of a prepayment penalty. At December 31, 1998, there were no impaired loans or leases. Recognition of income on finance receivables is suspended when management determines that collection of future income is not probable. Accrual is resumed if the receivable becomes contractually current and collection doubts are removed. Previously suspended income is recognized at that time.



The Board of Directors and Shareholders
Astec Industries, Inc.

We have audited the accompanying consolidated balance sheets of Astec Industries, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astec Industries, Inc. and subsidiaries at December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Chattanooga, Tennessee
February 19, 1999




Corporate Information

Corporate and Subsidiary Executive Officers

J. Don Brock		          Chairman of the Board and President
Richard W. Bethea, Jr.	 Vice President, Corporate Counsel and Secretary
F. McKamy Hall 			      Vice President, Chief Financial Officer and Treasurer
Robert G. Stafford	     Group Vice President - Aggregate
Thomas R. Campbell		    President, Roadtec, Inc.
Ronald B. DeDiemar		    President, Telsmith, Inc.
Robert R. Hoitt						   President, Johnson Crushers International, Inc.
W. Norman Smith			      President, Astec, Inc. and Group Vice President-Asphalt
Richard A. Patek			  	 	President, Kolberg-Pioneer, Inc.
Roger Sandberg 						   President, Trencor, Inc.
James G. May							    	President, Heatec, Inc.
Albert E. Guth							   President, Astec Financial Services, Inc.


Board of Director

J. Don Brock	    							+#Chairman of the Board and President
George C. Dillon		   			*Former Chairman, Manville Corporation
Robert Dressler			   			#^Managing Dir. of Corporate Finance, Raymond James
                    					 	& Assoc., Inc.
Ronald W. Dunmire				   *=# Former President of Cedarapids, Inc.
Daniel K. Frierson		 		 +=^Chairman and CEO, Dixie Group, Inc.
Albert E. Guth							   +President, Astec Financial Services, Inc.
G. W. Jones								     =Former President of APAC, Inc.
William B. Sansom			    *^Chairman and CEO , The H.T. Hackney Co.
E.D. Sloan, Jr.							  =Chairman of the Board, Nolas Trading Co, Inc.
W. Norman Smith			   		 +#President, Astec, Inc.
Robert G. Stafford			  	#Group Vice President - Aggregate


*Member of Audit Committee
+Member of Executive Committee
=Member of Compensation Committee
#Member of Technical Committee
^Member of Nominating Committee

Subsidiaries
Astec, Inc.			                             	Chattanooga, Tennessee
Astec Financial Services, Inc.										 	  Chattanooga, Tennessee
CEI Enterprises, Inc.							              		Albuquerque, New Mexico
Heatec, Inc.								              								 	Chattanooga, Tennessee
Johnson Crushers International, Inc.				 	 	Eugene, Oregon
Kolberg-Pioneer, Inc.							            	 	 Yankton, South Dakota
Production Engineered Products, Inc.					 	 Sterling, Illinois
Roadtec, Inc.								                       Chattanooga, Tennessee
Telsmith, Inc.								                      Mequon, Wisconsin
Trencor, Inc.								                 				 	Grapevine, Texas


Transfer Agent Reggistrar        	Chase Mellon Shareholder Services, L.L.C.
	                           			   Overpeck Centre
                                  85 Challenger Road
											                       Ridgefield Park, NJ 07660


Stock Exchange	 NASDAQ							     National Market - ASTE

Auditors		                    			 Ernst & Young LLP
	                                 Chattanooga, Tennessee

General Counsel and Litigation    Chambliss, Bahner & Stophel P.C.
                                	 Chattanooga, Tennessee

Securities Counsel            			 Alston & Bird LLP
	                        								 Atlanta, Georgia

Corporate Office            				 	Astec Industries, Inc.
	                           					 4101 Jerome Avenue
	 										                      P.O. Box 72787
											                       Chattanooga, Tennessee 37407
                                  Telephone, 423-867-4210
											                    		 www.astecindustries.com

The Form 10-K, as filed with the Securities and Exchange Commission, may be obtained at no cost by any shareholder upon written request to Astec Industries, Inc., attention Shareholder Relations.

The Annual Meeting will be held at 10:00 a.m. on Thursday, April 22, 1999, in the Training Center at the Corporate office located at 4101 Jerome Avenue, Chattanooga, Tennessee.

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Astec Industries, Inc.


We have audited the accompanying consolidated balance sheets of Astec Industries, Inc. and subsidiaries and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astec Industries, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


									/s/ ERNST & YOUNG LLP

Chattanooga, Tennessee
February 19, 1999

                                   A-23


ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE (II)
VALUATION AND QUALIFYING ACCOUNTS FOR CONTINUING OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


               		          	ADDITIONS
                        			 CHARGES TO
		             BEGINNING	   COSTS &	     OTHER		                   ENDING
DESCRIPTION   	BALANCE	     EXPENSES	    ADDITIONS	DEDUCTIONS    	 BALANCE
December 31, 1998:
Reserves deducted from assets to which they apply:
 Allowance for
 doubtful
 accounts       $	1,553,237  $	1,092,185  $         $1,185,422	(1)  $1,460,000
 Reserve for
 inventory      $	4,328,170  $	1,289,740  $	        $1,934,618      $3,683,292
Other Reserves:
	Product
 warranty       $	3,206,372  $	4,048,899  $		       $3,580,106 (2)  $3,675,165

December 31, 1997:
Reserves deducted from assets to which they apply:
 Allowance for
 doubtful
 accounts     $	1,266,939  $	272,578    $523,507	(3) $	509,787	(1)  $1,553,237
 Reserve for
 inventory    $	4,873,922  $	418,906    $	           $	964,658      $4,328,170
Other Reserves:
	Product
 warranty     $	2,364,705  $	2,811,009  $	173,900	(3) $2,143,242(2) $3,206,372

December 31, 1996:
Reserves deducted from assets to which they apply:
 Allowance for
 doubtful
 accounts     $	1,278,638  $	157,183    $             $168,882(1)   $1,266,939
 Reserve for
 inventory    $	5,438,510  $	1,231,828  $             $1,796,416    $4,873,922
Other Reserves:
	Product
 warranty     $	2,470,775  $	3,018,990  $             $3,125,060(2) $	2,364,705


(1)	Uncollectible accounts written off, net of recoveries.
(2)	Warranty costs charged to the reserve.
(3)	Represents reserve balances of subsidiaries acquired in the year.

                            Schedule (II)


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
                                         Executive Officer)

                                        	BY: /s/ F. McKamy Hall
                                         F. McKamy Hall, Chief Financial
                                         Officer, Vice President, and Treasurer
                                         (Principal 	Financial and Accounting
                                         Officer)

Date: March 10, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by a majority of the Board of Directors of the Registrant on the dates indicated:

SIGNATURE	                    TITLE                            	DATE

/s/ J. Don Brock		     Chairman of the Board	                   March 10, 1999
J. Don Brock		         and President

/s/ Albert E. Guth		   President, Astec Financial	              March 10, 1999
Albert E. Guth		       Services, Inc.  and Director

/s/ W. Norman Smith		  President - Astec, Inc.	                 March 10, 1999
W. Norman Smith		      Group Vice Presiednt - Asphalt
                       and Director

/s/Robert G. Stafford	 Group Vice President-Aggregate           March 10, 1999
Robert G. Stafford		   and Director

/s/ E.D. Sloan Jr.		   Director	                                March 10, 1999
E.D. Sloan, Jr.

/s/ William B. Sansom		Director	                                March 10, 1999
William B. Sansom

/s/ Ronald W. Dunmire		Director                                	March 10, 1999
Ronald W. Dunmire

/s/ George C. Dillon		 Director	                                March 10, 1999
George C. Dillon

/s/ G.W. Jones		       Director	                                March 10, 1999
G.W. Jones

/s/ Daniel K. Frierson	Director	                                March 10, 1999
Daniel K. Frierson

/s/ Robert Dressler		  Director	                                March 10, 1999
Robert Dressler

Commission File No. 0-14714


SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


EXHIBITS FILED WITH ANNUAL REPORT
ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998



ASTEC INDUSTRIES, INC.
4101 Jerome Avenue
Chattanooga, Tennessee 37407

                         ASTEC INDUSTRIES, INC.
                             FORM 10-K
                           INDEX TO EXHIBITS
                                                              	 Sequentially
Exhibit Number	Description	                                     Numbered Page


Exhibit 10.108	  Loan Agreement between the City of Yankton,
                 South Dakota and Kolberg-Pioneer, Inc. dated
                 August 11, 1998 for variable/fixed rate demand Industrial Development Revenue Bonds, Series 1998.

Exhibit 10.109	  Letter of Credit Agreement dated August 12, 1998
                 between the First National Bank of Chicago and Astec Industries, Inc., Astec Financial Services, Inc. and Kolberg-Pioneer, Inc.

Exhibit 10.110	  Promissory Note dated December 14, 1998
                 between Astec Industries, Inc. and Edna F. Brock.

Exhibit 10.111	  Waiver for December 31, 1998, dated March 9,
                 1999, with respect to The First National Bank of
                 Chicago Second Amended and Restated Credit
                 Agreement, dated November 24, 1997.

Exhibit 10.112		 Guaranty  of  Astec  Industries, Inc., dated
                 February 23, 1998,  of debt of
               		Pavement Technology, Inc. in favor of Tucker Federal Bank.

Exhibit 10.113		 Purchase Agreement dated October 30, 1998
                 and effective October 31,
               		1998 between Astec Industries, Inc. and Johnson Crushers
                 International, Inc.

Exhibit 22	Subsidiaries of the registrant.

Exhibit 23	Consent of independent auditors.







____________________

For a list of certain Exhibits not filed with this Report that are incorporated by reference into this Report, see Item 14(a)(3).




                                   EXHIBIT 22
                           Subsidiaries of the Registrant

                               LIST OF SUBSIDIARIES

                                                             		Jurisdiction of
Name	                                        Owned	            Incorporation

Astec, Inc.	                                 100              	Tennessee

Astec Financial Services, Inc.	              100              	Tennessee

Astec Holdings, Inc.	                        100              	Tennessee

Astec Transportation, Inc.	                  100               Tennessee

CEI Enterprises, Inc.	                       100              	Tennessee

Heatec, Inc.                                	100              	Tennessee

Kolberg-Pioneer, Inc.	                       100              	Tennessee

Roadtec, Inc.	                               100              	Tennessee

Telsmith, Inc.	                              100	              Delaware

Trencor, Inc.	                               100              	Texas

Production Engineered Products, Inc.	        100              	Nevada

Johnson Crushers International, Inc.	        100	              Tennessee

Pavement Technology, Inc.	                    50              	Georgia


                                        EXHIBIT 23

                             Consent of Independent Auditors

CONSENT OF INDEPENDENT AUDITORS


	We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-14738 and 0-14714) pertaining to the Astec Industries, Inc. 1986 and 1992 Stock
Option Plans, and to the 1998 Long-Term Incentive Stock Plan of our report dated February 19, 1999, with respect to the consolidated financial statements and schedule of Astec
Industries, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 1998.




							ERNST & YOUNG LLP


Chattanooga, Tennessee
March 18, 1999


EXHIBIT 10.108

Loan agreement between the City of Yankton, South Dakota and Kolberg-Pioneer, Inc. dated August 11, 1998 for variable/fixed rate demand Industrial Development Revenue Bonds, Series 1998.


UNLESS THIS BOND IS PRESENTED BY AN AUTHORIZED REPRESENTATIVE OF THE DEPOSITORY TRUST COMPANY, A NEW YORK CORPORATION ("DTC") TO THE ISSUER OR
THE REGISTRAR FOR REGISTRATION OF TRANSFER, EXCHANGE, OR PAYMENT, AND ANY BOND ISSUED IS REGISTERED IN THE NAME OF CEDE & CO. OR IN SUCH OTHER
NAME AS IS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF DTC ( AND ANY PAYMENT IS MADE TO CEDE & CO. OR THE SUCH OTHER ENTITY AS IS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF DTC), ANY TRANSFER, PLEDGE, OR OTHER USE HEREOF FOR VALUE OR OTHERWISE BY OR TO ANY PERSON IS WRONGFUL INASMUCH AS THE REGISTERED OWNER HEREOF, CEDE & CO., HAS AN INTEREST HEREIN.
UNITED STATES OF AMERICA

STATE OF SOUTH DAKOTA

No. 1	$9,200,000

CITY OF YANKTON, SOUTH DAKOTA
VARIABLE/FIXED RATE DEMAND
INDUSTRIAL DEVELOPMENT REVENUE BOND
(KOLBERG-PIONEER, INC. PROJECT)
SERIES 1998



MATURITY DATE              DATED DATE                CUSIP
August 1, 2028          August 12, 1998              984817 AT3

REGISTERED OWNER:	CEDE & CO.
PRINCIPAL AMOUNT:	NINE MILLION TWO HUNDRED THOUSAND DOLLARS
City of Yankton, South Dakota, a political subdivision and body corporate and politic created and existing under the constitution and laws of the State of South Dakota, hereby promises to pay, solely from the sources described in this Bond, to the Registered
Owner identified above, or registered assigns, on the Maturity Date stated above (or if this Bond is called for earlier redemption as described herein, on the redemption date) the principal amount identified above and to pay interest and premium, if any, as provided in this Bond.
     	1.	Indenture; Loan Agreement.  This Bond is one of the
bonds (the "Bonds"), limited to $9,200,000 in aggregate principal amount, issued under the Indenture of Trust dated as of August 1, 1998 (the "Indenture") between the City of Yankton, South Dakota (the "Issuer") and
The First National Bank of Chicago, as trustee (the "Trustee"). The terms of the Bonds include those in the Indenture. Bondholders are referred to the Indenture for a statement of those terms. Capitalized terms used herein and not otherwise defined shall have the meanings ascribed to them in the Indenture.The Issuer will lend the proceeds of the Bonds to Kolberg-Pioneer, Inc., a Tennessee corporation (the "Company"), pursuant to a Loan Agreement dated as of August 1, 1998 (the "Loan Agreement") between the Issuer and the Company. The Company will use the proceeds of the Bonds to purchase buildings and equipment on the site of an existing manufacturing plant located in Yankton, South
Dakota and to finance certain rehabilitation expenditures, including additions and improvements to the building and production and manufacturing equipment used in the operation of the manufacturing facilities being acquired by the Company and located at the plant site (the "Project"). The Company has agreed in the Loan Agreement to pay the Issuer amounts sufficient to pay all amounts coming due on the Bonds, and the Issuer has assigned its right to such payments under the Loan Agreement to the Trustee as security for the Bonds. The Indenture and the Loan Agreement may be amended, and references to them include any amendments.

The Issuer has established a book-entry only system of registration for the Bonds (the "Book-Entry System"). Except as specifically provided otherwise in the Indenture, the Securities Depository (or its nominee) will be the Registered Owner of this Bond. By acceptance of a confirmation of purchase, delivery or transfer, the Beneficial Owner of this Bond shall be deemed to have agreed to this arrangement. The Securities Depository
(or its nominee), as Registered Owner of this Bond, shall be treated as its owner for all purposes.

2.	Source of Payments.  The Bonds are issued pursuant to
and in full compliance with the Constitution and laws of the State of South Dakota, particularly
Chapter 9-54 of the South Dakota Codified Laws (the "Act"), and pursuant to a resolution adopted by the Issuer on July 13, 1998, which resolution authorizes the execution and delivery of the Loan Agreement and the Indenture. The Bonds are limited obligations of the Issuer and, as provided in the Indenture, are payable solely from payments to be made by the Company under the Loan Agreement, from a Letter of Credit as described below (but only so long as a Letter of Credit is in effect) and from any other moneys held by the Trustee under the Indenture for such purpose, and other than as provided in the Loan Agreement, there shall be no recourse against the Issuer or any other property now or hereafter owned by it. The Bonds are not general obligations of the Issuer nor shall they be payable in any manner by taxation. The Bonds are issued in conformity with the provisions, restrictions and limitations of the Act and the Bonds and the interest thereon are to be paid from the revenue received from the Project financed, in whole or in part, by the issuance of the Bonds.

3.	Interest Rate.  Interest on this Bond will be paid at
the lesser of (a) a Daily Rate, a Weekly Rate, a Commercial Paper Rate or a Long-Term Interest Rate, as selected by the Company and as determined in accordance with the Indenture, and (b) 12% per annum or, when a Letter of Credit secures the Bonds, such lower maximum rate as may be specified in the Letter of Credit. Interest will initially be payable at a Weekly Rate as set forth in the Indenture.
The Company may change the interest rate determination method from time to time. A change in the interest rate determination method will result in the Bonds becoming subject to mandatory tender for purchase on the effective date of such change (see "Mandatory Tenders" below).
When interest is payable at a Daily, Weekly or Commercial Paper
Rate, it will be computed on the basis of the actual number of days elapsed over a year of 365 days (366 in leap years), and when payable at a Long-Term Interest Rate, it will be computed on the basis of a 360-day year of twelve 30-day months. Interest on overdue principal and, to the extent lawful, on overdue premium and interest will be payable at the interest rate on each Bond in effect on the day before the default occurred.

4.	Interest Payment and Record Dates.  Interest will accrue on the unpaid portion of the principal of this Bond from the last date to which interest was paid or, if no interest has been paid, from the date of the original issuance of the Bonds until the entire principal amount of this Bond is paid. When interest on this Bond is payable at the rate shown in the first column below, interest accrued during the period (an "Interest Period") shown in the second column below will be paid on the date (an "Interest
Payment Date") shown in the third column below to the Registered
Owner on the date (a "Record Date") shown in the fourth column below:

         INTEREST RATE
         Daily*

         INTEREST PERIOD
         First Business Day
         of each calendar
         month through the
         day prior to the
         first Business Day
         of the next
         succeeding calendar
         month

         INTEREST DATE
         First Business Day of the
         next succeeding Interest
         Period


         RECORD DATE
         Last Business
         Day before
         Interest Payment
         Date

         INTEREST RATE
         Weekly*

         INTEREST PERIOD
         First Business Day of each
         calendar month through the day
         prior to the first Business Day of
         the next succeeding calendar month

         INTEREST DATE
         First Business Day of the
         next succeeding Interest Period

         RECORD DATE
         Last Business Day before
         Interest Payment Date

Commercial Paper From one to 270 days as determined for each Bond pursuant to Section 2.02(a)(3) of the Indenture ("Commercial Paper Period")

Day after the last day of Commercial Paper Period

Last Business Day before Interest Payment Date

Long-Term** Six-month period or portion thereof ending January 31 or July 31

Next February 1 or August 1 Fifteenth of the month before the Interest Payment Date (January 15 or July 15)***


"Business Day" is defined in the Indenture. Any interest on this Bond which is payable, but is not punctually paid or duly provided for, on any Interest Payment Date will forthwith cease to be payable to the Registered Owner on the relevant Record Date and will be paid to the Registered Owner on the fifth Business Day preceding the date of payment of such defaulted interest.

5.	Method of Payment.  Owners must surrender Bonds to the
Trustee to collect principal at maturity or upon redemption. See "Tenders" below for the method of collecting the payment of the purchase price of tendered Bonds. Interest on Bonds bearing interest at a Commercial Paper Rate is payable only upon presentation of such Bonds to the Trustee. Interest on Bonds bearing interest at a Daily
Rate, Weekly Rate or Long-Term Interest Rate will be paid to the Registered Owner as of each Record Date by check mailed by first-class mail on the Interest Payment Date to such Registered Owner's registered address. A Registered Owner of $1,000,000 or more in aggregate principal amount of Bonds may be paid interest at a Daily Rate, Weekly Rate or Commercial Paper Rate by wire transfer to an account in the continental United States if such Registered
Owner makes written request to the Trustee (in form satisfactory to the Trustee) at least five Business Days before the Record Date specifying the account number and address. The notice may provide that it will remain in effect for all later interest payments until changed or revoked by another written notice. Principal, premium, if any, and interest will be paid in money of the United States that at the time of payment is legal tender for payment of public and private debts. If any payment on the Bonds is due on a non-Business Day, it will be made on the next Business Day, and no interest will accrue as a result of such later payment.

6.	Tenders.  "Tender" means to require, or the act of
requiring, the Trustee to purchase a Bond (but only from funds provided to the Trustee for such purchase as set forth in the Indenture) at its Owner's option or pursuant to mandatory tender under the provisions of this Section 6 at 100% of the principal amount thereof
(unless a premium is required as described below under "Mandatory Tenders") plus accrued interest, if any, to the Purchase Date. After the Record Date for any Interest Period, such accrued interest shall not include the interest in respect of such Interest Period
(which shall be paid as provided in Section 5), but only interest accruing for the period beginning on the day after the last day of such Interest Period and ending on the day immediately preceding the Purchase Date.

Daily Rate Tender. When interest on the Bonds is payable at a Daily Rate and the Book-Entry System is in effect, a Beneficial Owner of a Bond may tender such Bond (or any portion thereof in an authorized denomination) by delivering an irrevocable written notice or an irrevocable telephone notice, promptly confirmed in writing, to the Trustee by 10:00 a.m., New York City time, on any Business Day, stating the principal amount of the Bond (or portion thereof) being tendered, the name, address and taxpayer identification number of such Beneficial Owner, payment instructions for the purchase price and the Business Day (which may be the date the notice is delivered) on which such Bond (or portion thereof) is to be purchased. The Beneficial Owner shall effect delivery of such Bonds by causing its direct Participant to transfer its interest in the Bonds equal to such Beneficial Owner's interest on the records of the Securities Depository to the participant account of the Trustee with the Securities Depository. When interest on the Bonds is payable at a Daily Rate and the Book-Entry System is not in effect, an Owner of a Bond may tender such Bond (or any portion thereof in an authorized denomination) by delivering a notice as described above (which shall include the certificate number of such Bond), and shall also deliver such Bond to the Trustee by 1:00 p.m., New York City time, on the Purchase Date (see Section 7).

Weekly Rate Tender.  When interest on the Bonds is payable at a Weekly
Rate and the Book-Entry System is in effect, a Beneficial Owner of a Bond may tender such Bond (or any portion thereof in an authorized denomination) by delivering an irrevocable written notice or an irrevocable telephone notice, promptly confirmed in writing, to the Trustee on any Business Day, stating the principal amount of the Bond (or portion thereof) being tendered, the name, address and taxpayer identification number of such Beneficial Owner, payment instructions for the purchase price and the date (which must be a Business Day at least seven days after the notice is delivered) on which such Bond (or portion thereof) is to be purchased. The Beneficial Owner shall effect delivery of such Bonds by causing such direct Participant to transfer its interest in the Bonds equal to such Beneficial Owner's interest on the records of the Securities
Depository to the participant account of the Trustee with the Securities Depository. When interest on the Bonds is payable at a Weekly Rate and the Book-Entry System is not in effect, an Owner of a Bond may tender such Bond (or any portion thereof in an authorized denomination) by delivering a notice as described above (which shall include the certificate number of such Bond), and shall also deliver such Bond to the Trustee by 10:00 a.m., New York City time, on the Purchase Date (see Section 7).

Limitation on Optional Tenders. No Bonds may be tendered while they bear interest at a Commercial Paper Rate or a Long-Term Interest Rate or during the existence of an Event of Default under Section 8.01(h) or (i) of the Indenture which has led to an acceleration of the Bonds.
Mandatory Tender. Bonds are subject to mandatory tender for purchase in whole at a purchase price equal to 100% of the principal amount of such Bonds (unless a premium is required as described below) plus accrued interest, if any, to the Purchase Date, as follows:

Mandatory Tender Upon a Change in the Method of Determining the
Interest Rate on the Bonds. On the effective date of any change in the method of determining the interest rate on the Bonds, the Bonds will be subject to mandatory tender on the effective date of such change, when the Bonds bear interest at a Long-Term Interest Rate and if such effective date is before the day after the last day of the then current Long-Term Interest Rate Period, the Bonds will be purchased at the percentage of their principal amount which would be payable upon a redemption described under "Optional Redemption During Long-Term Interest Rate Period" below.

Mandatory Tender Upon Expiration or Termination of Letter of Credit.
The Bonds will be subject to mandatory tender on the Interest
Payment Date next preceding the (i) Expiration Date of the Letter of Credit unless the Trustee has received written notice from the Bank that the Letter of Credit has been extended as provided in the Indenture or (ii) Termination Date of the Letter of Credit
(unless the Bonds have been accelerated because of an Event of Default under the Indenture). When the Bonds bear interest at a Long-Term Interest Rate, the Bonds will be purchased at the percentage of their principal amount which would be payable upon a redemption described under "Optional Redemption During Long-Term Interest Rate Period" below.
Mandatory Tender Upon Delivery of an Alternate Letter of Credit.  The
Bonds will be subject to mandatory tender on the Interest Payment
Date next preceding the effective date of any Alternate Letter of Credit delivered to the Trustee. When the Bonds bear interest at a Long-Term Interest Rate, the Bonds will be purchased at the percentage of their principal amount which would be payable upon a redemption described under "Optional Redemption During Long-Term Interest Rate Period" below. If the Bonds are purchased pursuant to this paragraph, they will not be purchased pursuant to the previous paragraph in connection with the termination of the Letter of Credit which the Alternate Letter of Credit is replacing.

Mandatory Tender at Beginning of a New Long-Term Interest Rate
Period. When the Bonds bear interest at a Long-Term Interest Rate and a new Long-Term Interest Rate Period is to be determined, the Bonds will be subject to mandatory tender on the first day of the new Long-Term Interest Rate Period. If such first day is before the day after the last day of the then current Long-Term Interest Rate Period, the Bonds will be purchased at the percentage of their principal amount which would be payable at such time upon a redemption described under "Optional Redemption During Long-Term Interest Rate Period" below.

Mandatory Tender on Each Interest Payment Date During Commercial
Paper Mode. When the Bonds bear interest at a Commercial Paper Rate, each Bond will be subject to mandatory tender on the Interest Payment
Date of such Bond.

Notice of Mandatory Tender. At least 20 days but not more than 30 days before each mandatory Purchase Date, other than a mandatory Purchase Date on an Interest Payment Date during a Commercial Paper Mode, the Trustee will mail a notice of mandatory tender by first-class mail to each registered owner at the registered owner's registered address. Failure to give any required notice of mandatory tender as to any particular Bonds will not affect the validity of the purchase of any Bonds in respect of which no such failure has occurred. Any properly mailed notice will be conclusively presumed to have been given whether or not actually received by any holder.

Payment of Purchase Price; Delivery Requirements. The purchase price for a tendered Bond will be paid by the Trustee upon delivery of such Bond, in immediately available funds to the Owner of the Bond by 2:00 p.m., New York City time, on the Purchase Date within the continental United States, provided that the Trustee shall have been provided with wire transfer instructions and payment no later than 1:00 p.m., New York City time, on the date of payment; provided, however, if the Purchase Date is not a Business Day, the purchase price shall be payable on the next
Business Day. No purchase of Bonds by the Trustee or the Company or advance use of any funds to effectuate any such purchase shall be deemed to be a payment or redemption of the Bonds or any portion thereof, and such purchase will not operate to extinguish or discharge the indebtedness evidenced by such Bonds.
When a Book-Entry System is not in effect, all tendered Bonds must be delivered to the Trustee at such times as shall be specified by the Remarketing Agent in a notice to the Bondholders prior to the date the Book-Entry System is discontinued. Such Bonds shall be accompanied by an instrument of transfer satisfactory to the Trustee, executed in blank by the owner, with all signatures guaranteed by a bank, trust company or member firm of the New York Stock Exchange, Inc.
The Trustee may refuse to accept delivery of any Bond for which an instrument of transfer satisfactory to it has not been provided and shall have no obligation to pay the purchase price of such Bond until a satisfactory instrument is delivered.
When a Book-Entry System is in effect, the requirement for physical delivery of the Bonds under this paragraph 6 shall be deemed satisfied when the ownership rights in the Bonds are transferred by direct Participants on the records of the Securities Depository.

7.	Delivery Address; Additional Delivery Requirements.
Notices in respect of tenders and Bonds tendered must be delivered to the Trustee as follows:

The First National Bank of Chicago
One First National Plaza
Mail Suite 0126
Chicago, Illinois  60670-0126
Attention:  Corporate Trust Administration
Telephone:  312-407-5483
Fax:  312-407-1708

The address of the Trustee may be changed by notice mailed by first-class mail to the Bondholders at their registered addresses.
Irrevocable Notice Deemed to Be Tender of Bond; Undelivered Bonds.
The giving of any notice of tender by a Beneficial Owner of a Bond as provided in Section 6 or the occurrence of a mandatory tender as provided in
Section 6 constitutes the irrevocable tender for purchase of each such Bond, irrespective of whether such Bond is delivered as provided in Section 6.
If any Beneficial Owner of a Bond who gives notice of tender or whose Bond is subject to mandatory tender fails to deliver such Bond to the Trustee at the place and on the applicable date and time specified, or fails to deliver such Bond properly endorsed or with a proper instrument of transfer, such Bond shall constitute an Undelivered Bond as described in the Indenture. BY ACCEPTANCE OF THIS BOND, THE OWNER
AGREES TO SELL AND SURRENDER THIS BOND, PROPERLY ENDORSED OR WITH A PROPER INSTRUMENT OF TRANSFER, TO THE TRUSTEE AFTER THE GIVING OF IRREVOCABLE NOTICE OF TENDER FOR PURCHASE OR UPON THE OCCURRENCE OF A MANDATORY TENDER AS DESCRIBED ABOVE.

8.	Redemptions.  The Bonds will be redeemed at a redemption price of 100% of the principal amount of the Bonds being redeemed (plus any premium required as provided below), plus accrued interest, if any, to the relevant redemption date; provided, however, that installments of interest which shall have become due and payable on or prior to such redemption date shall be payable to the Owners of the Bonds being redeemed (or any predecessor Bonds) as of the relevant Record Date.
The redemption price will be paid in funds immediately available on the redemption date. Bonds tendered for purchase on a date after a call for redemption but before the redemption date will be purchased pursuant to the tender.
Optional Redemption During Daily or Weekly Rate Period. When interest on the Bonds is payable at a Daily Rate or Weekly Rate, the Bonds may be redeemed, without premium, at the option of the Company, in whole or in part, on any Business Day. Optional Redemption During Long-Term Interest Rate Period. During any Long-Term Interest Rate Period, the Bonds may be redeemed at the option of the Company, in whole at any time or in part from time to time, as follows:

	(a)	until interest on the Bonds shall have been payable at the same
Long-Term Interest Rate for more than 10 consecutive years, the Bonds will not be redeemable pursuant to this option; and

(b)	after the elapse of such 10-year period, the Bonds may be
redeemed at the redemption price specified in the introductory paragraph of this Section 8, plus a premium of 2% of the principal amount thereof during the first year after such 10-year period, a premium of 1% of the principal amount thereof during the second year after such 10-year period and thereafter without premium. Upon receipt by the Trustee of a Favorable Opinion of Tax Counsel, the redemption periods and prices required by the preceding paragraph may be changed by the Remarketing Agent (with the written consent of the Company) with respect to any Long-Term Interest Rate Period prior to the establishment thereof. In order to effectuate such a change, the Remarketing Agent will determine and certify to the Trustee, on a date which is no later than the date of establishment of the related Long-Term Interest Rate, the period during which the Bonds will not be subject to redemption (the "Call Protection Period"), the redemption premium or premiums (the "Call Premiums"), if any, applicable to the redemption of the Bonds after the Call
Protection Period and the period or periods during which the Call Premiums shall be effective (the "Call Premium Periods").

Extraordinary Optional Redemption. The Bonds may be redeemed, without premium, at the option of the Company, in whole at any time within 180 days of the occurrence of any of the following:

	(a)	all or substantially all of the Project shall be damaged
or destroyed and the Company shall determine that it is not practicable or desirable to rebuild, repair and restore the Project; or

	(b)	all or substantially all of the Project shall be
condemned or such use or control thereof shall be taken by eminent domain as to render the Project unsatisfactory to the Company for continued operation; or

	(c)	unreasonable burdens or excessive liabilities shall be imposed upon the Issuer or the Company with respect to the Project or the operation thereof; or

	(d)	as a result of any changes in the Constitution of South
Dakota or in the Constitution of the United States of America or of legislative or administrative action (whether state or federal), or by final decree, judgment or order of any court or administrative body (whether state or federal) entered after the contest thereof by the Company in good faith, the Loan Agreement shall have become impossible of performance in accordance with the intent and purposes of the parties as expressed in the Loan Agreement.
Mandatory Redemption on Determination of Taxability. The Bonds will be redeemed, without premium, in whole (or in part as provided below) on any day within 120 days after the Company receives written notice from a Beneficial Owner or former Beneficial Owner or the Trustee of a final determination by the Internal Revenue Service or a court of competent jurisdiction that, as a result of a failure by the Company to perform any of its agreements in the Loan Agreement or the Tax Agreement or the inaccuracy of any of its representations in the Loan Agreement or the Tax Agreement, the interest paid or to be paid on any Bond (except to a "substantial user" of the Project or a "related person" within the meaning of Section 147(a) of the Code) is or will be includible in the gross income of the Beneficial Owner thereof for federal income tax purposes. No such determination will be considered final unless the Beneficial Owner or former Beneficial Owner involved in the determination gives the Company and the Trustee prompt written notice of the commencement of the proceedings resulting in such determination and offers the Company, subject to the Company's agreeing to pay all reasonable expenses of the proceedings and to indemnify such Beneficial Owner or former Beneficial Owner against all liabilities that might result from it, the opportunity to control the defense of the proceedings and either the Company does not agree within 30 days to pay such reasonable expenses, to so indemnify and to control the defense or the Company exhausts or chooses not to exhaust available procedures to contest or obtain review of the result of the proceedings. Fewer than all the Bonds may be redeemed if redemption of fewer than all would result in the interest payable on the Bonds remaining
Outstanding being not includible in the gross income for federal income tax purposes of any Beneficial Owner other than a "substantial user" or "related person." If fewer than all Bonds are redeemed, the Trustee will select the Bonds to be redeemed as provided in the Indenture and as may be specified in an Opinion of Tax Counsel.
BY PURCHASE AND ACCEPTANCE OF THIS BOND, THE BONDHOLDER AND ANY BENEFICIAL OWNER AGREE THAT THE REDEMPTION OF THE BONDS AT 100% OF THEIR PRINCIPAL AMOUNT AS DESCRIBED HEREIN SHALL BE COMPLETE AND TOTAL LIQUIDATED DAMAGES in the event that the interest paid or to be paid on any Bond (except to a "substantial user" of the Project or a "related person" within the meaning of Section 147(a) of the Code) is or was determined by the Internal Revenue Service to be includible in the gross income of the Bond's owner for federal income tax purposes.

Notice of Redemption. The Trustee will mail a notice of redemption by first-class mail to each Bondholder at its registered address at least 30 days before each redemption of the Bonds. Failure to give any required notice of redemption as to any particular Bonds will not affect the validity of the call for redemption of any Bonds in respect of which no such failure has occurred. Any notice mailed as provided in this paragraph will be conclusively presumed to have been given, whether or not actually received by the addressee.

Effect of Notice of Redemption. When notice of redemption is duly given, all Bonds called for redemption will become due and payable on the redemption date at the applicable redemption price, and, when funds are deposited with the Trustee sufficient for such redemption, interest on the Bonds to be so redeemed will cease to accrue as of the date of such redemption.

9.	Letter of Credit.  The Bonds are initially secured by a
letter of credit issued by The First National Bank of Chicago in favor of the Trustee. This letter of credit entitles the Trustee to draw an amount sufficient to pay the principal of the Bonds, plus an amount equal to 45 days' interest accrued on the Bonds at a maximum rate of 12% and during a Long-Term Interest Rate Period, the applicable premium, if any. It expires November 21, 2002, or on the earlier occurrence of events specified in it. On its expiration, the Bonds will be subject to mandatory tender (see "Mandatory Tenders" above).

10.	Denominations; Transfer; Exchange.  The Bonds are
issuable in registered form without coupons in denominations as follows:

(1) when interest is payable at a Long-Term Interest Rate, $5,000 and integral multiples of $5,000 up to $100,000 and integral multiples of $100,000 thereafter; and (2) when interest is payable at a Daily Rate, Weekly Rate or Commercial Paper Rate, $100,000 or any integral multiple of $100,000. An Owner may transfer or exchange Bonds in accordance with the Indenture. The Trustee may require an Owner, among other things, to furnish appropriate endorsements and transfer documents and to pay any taxes and fees required by law or permitted by the Indenture. Except in connection with the purchase of tendered
Bonds, the Trustee shall not be required to transfer or exchange any Bond which has been called for redemption or during the period beginning 15 days before the mailing of a notice calling the Bonds or any portion of the Bonds for redemption and ending on the redemption date.

11.	Persons Deemed Owners.  The Registered Owner of this
Bond will be treated as the owner for all purposes, and all payments of principal, premium, interest and purchase price shall be made only to or upon the written order of the Registered Owner or the Registered Owner's legal representative.

12.	Unclaimed Money.  If money for the payment of principal, premium, interest or purchase price with respect to this Bond remains unclaimed for two years, the Trustee will pay the money to or for the account of the Company. After such payment, the persons entitled to such money must look only to the Company (unless an abandoned property law designates another person) and not to the Trustee, the Issuer, the Bank or the Remarketing Agent for payment.

13.	Discharge Before Redemption or Maturity.  If the Company
at any time deposits with the Trustee moneys or U.S. Government Obligations as described in the Indenture sufficient to pay at maturity or on redemption the principal of and premium, if any, and interest on the Outstanding Bonds, and if the Company also pays all other sums then payable by the Company under the Indenture, the lien of the Indenture will be discharged. After discharge, Bondholders must look only to the deposited moneys and securities for payment. U.S. Government Obligations means (i) noncallable direct obligations of the United States of America for which its full faith and credit are pledged, (ii) noncallable obligations of a person controlled or supervised by and acting as an agency or instrumentality of the United States of America, the payment of which is unconditionally guaranteed as a full faith and credit obligation of the United States of America, or (iii) securities or receipts evidencing ownership interests in obligations or specified portions (such as principal or interest) of obligations described in clause (i) or (ii).

14.	Amendment, Supplement.  Subject to certain exceptions,
the Indenture, the Loan Agreement and the Bonds may be amended or supplemented with the consent of the Owners of a majority in aggregate principal amount of the Bonds then Outstanding. Any such consent shall be irrevocable and shall bind any subsequent
Owner of this Bond or any Bond delivered in substitution for this Bond. Without the consent of any Bondholder, the Issuer may amend or supplement the Indenture, the Loan Agreement and the Bonds as described in the Indenture, among other things, to cure any ambiguity, inconsistency or formal defect or omission, to provide for uncertificated Bonds in addition to or in place of certificated Bonds, to provide for the Book-Entry System for the Bonds, to make any change necessary to secure from a Rating Agency a rating on these Bonds equal to the rating on the unsecured indebtedness of the Bank (or the parent company of the Bank) or to make any change that does not materially adversely affect the rights of any Bondholder.

	15.	Defaults and Remedies.  The Indenture provides that the
occurrence of certain events constitute Events of Default. If an Event of Default has occurred and is continuing, the Trustee, the Bank or the holders of at least 25% in principal amount of the Bonds then Outstanding may declare the principal of all the Bonds to be due and payable immediately. An Event of Default and its consequences (including any acceleration) may be waived as provided in the Indenture. Bondholders may not enforce the Indenture or the Bonds except as provided in the Indenture. Except as specifically provided in the Indenture, the Trustee may refuse to enforce the Indenture or the Bonds unless it receives indemnity satisfactory to it. Subject to certain limitations, Owners of a majority in aggregate principal amount of the Bonds then Outstanding may direct the Trustee in its exercise of any trust or power.

16.	No Recourse Against Others.  No recourse shall be had
for the payment of the principal of, or the premium, if any, and interest on, this Bond or for any claim based hereon or upon any obligation, covenant or agreement contained in the Indenture, the Loan Agreement or the Tax Agreement against any past, present or future member, officer, official, director, agent or employee of the Issuer, as such, either directly or through the Issuer, under any rule of law or equity, statute or constitution or by the enforcement of any assessment or penalty or otherwise, and all such liability of any such member, officer, official, director, agent or employee as such is hereby expressly waived and released as a condition of and consideration for the execution of the Indenture, the Loan Agreement, the Tax Agreement and the issuance of the Bonds.

	17.	Authentication.  This Bond shall not be valid or become
obligatory for any purpose or be entitled to any security or benefit under the Indenture until the certificate of authentication hereon shall have been duly executed by the Trustee.

	18.	Abbreviations.  Customary abbreviations may be used in the name of the
Registered Owner or an assignee, such as TEN COM (= tenants in common), TEN ENT
(= tenants by the entireties), JT TEN (= joint tenants with right of survivorship and not as tenants in common), CUST (= Custodian), and U/G/M/A
(= Uniform Gifts to Minors Act).  A copy of the Indenture may be inspected at the office of the Trustee located at One First National Plaza, Chicago,
Illinois 60670-0126.

IT IS HEREBY CERTIFIED, RECITED AND DECLARED that all acts, conditions and things required to exist, happen and be performed precedent to and in the execution and delivery of the Indenture and the issuance of this Bond do exist, have happened and have been performed in due time, form and manner as required by law; and the issuance of this Bond and the issue of which it forms a part, together with all other obligations of the
Issuer, does not exceed or violate any constitutional or statutory limitation.

IN WITNESS WHEREOF, the City of Yankton, South Dakota has caused this Bond to be executed in its name by its Mayor by his manual or facsimile signature and to be countersigned by the manual or facsimile signature of its Acting City Finance Officer and an attorney actually residing in the State of South Dakota and duly licensed to practice therein, and has caused its corporate seal to be hereunto affixed or printed.

CITY OF YANKTON, SOUTH DAKOTA



By	Mayor  [SEAL]

COUNTERSIGNED:


By:_/s/

Acting City Finance Officer

By:__/s/
Attorney

TRUSTEE'S CERTIFICATE OF AUTHENTICATION

Date of Authentication:  August 12, 1998.

THE FIRST NATIONAL BANK OF
CHICAGO, Trustee, certifies that this
is one of the Bonds referred to in the
Indenture.



By	/s/
	Authorized Signatory

The following abbreviations, when used in the inscription on the face of the within Bond, shall be construed as though they were written out in full according to applicable laws or regulations:

TEN COM-as tenants in common
TEN ENT- as tenants by the entireties
JT TEN- as joint tenants with right of survivorship and not as tenants in common
UNIF GIFT MIN ACT - ____________Custodian_________	(Cust) 	(Minor)	under
Uniform Gifts to Minors	Act ________________________

	(State)

Additional abbreviations may also be used though not in list above. ASSIGNMENT FOR VALUE RECEIVED, the undersigned sells, assigns and transfers unto

PLEASE INSERT SOCIAL SECURITY OR
OTHER IDENTIFYING NUMBER OF ASSIGNEE

(Name and Address of Assignee)

the within Bond and does hereby irrevocably constitute and appoint attorney to transfer the said Bond on the books kept for registration thereof with full power of substitution in the premises.

Dated: _________________________

Signature guaranteed:

_______________________________
	NOTICE: The signature to this assignment must correspond with the name of the registered owner as it appears upon the face of the within Bond in every particular, without alteration or enlargement or any change whatever. Signatures must be guaranteed by an "eligible guarantor institution" meeting the requirements of the Trustee, which requirements include membership or participation in the Securities
Transfer Agents Medallion
Program ("STAMP"), the Stock
Exchange Medallion Program
("SEMP") or the New York Stock
Exchange, Inc. Medallion
Signature Program ("MSP").



EXHIBIT 10.109

Letter of Credit Agreement dated August 12, 1998 between
The First National Bank of Chicago and Astec Industries, Inc.,
Astec Financial Services, Inc. and Kolberg-Pioneer, Inc.

ACKNOWLEDGMENT AND AGREEMENT
RE: FACILITY LETTER OF CREDIT FOR BENEFIT OF
KOLBERG-PIONEER, INC.


This ACKNOWLEDGMENT AND AGREEMENT (the
"Acknowledgment"), dated as of August 12, 1998, is among Astec
Industries, Inc., a
Tennessee corporation ("Astec"); Astec Financial Services, Inc., a
Tennessee corporation
("AFS"); Kolberg-Pioneer, Inc., a Tennessee corporation ("KPI"); the Guarantors under and as defined in the Credit Agreement described and defined below which are parties hereto and identified on the signature pages hereto; the Lenders under and as defined in the Credit Agreement which are parties hereto and identified on the signature pages hereto; and The First National Bank of Chicago, a national banking association ("FNBC"), individually and in its capacity as Agent under the Credit Agreement. Capitalized terms used in this Acknowledgment and not specifically defined have the meaning assigned such terms in the Credit Agreement.

RECITALS

A.	Astec, AFS, the Lenders named therein and the Agent have entered into that certain Second Amended and Restated Credit Agreement, dated as of November 24, 1997 (as amended, modified, restated or supplemented from time to time, the "Credit Agreement"), pursuant to which FNBC as Issuer may issue from time to time Facility Letters of Credit.

B.	Astec has requested that FNBC issue a Facility Letter of
Credit, concurrently with the date of delivery of this Acknowledgment, in the initial stated available amount of $9,338,000 (the "Letter of Credit") in order to provide credit and liquidity enhancement for the $9,200,000 City of Yankton, South Dakota Variable/Fixed Rate Demand Industrial Development Revenue Bonds (Kolberg-Pioneer, Inc. Project), Series 1998 (the "Bonds"), the proceeds of which Bonds are to be loaned to KPI, Astec's wholly-owned subsidiary and itself a Guarantor under the Credit Agreement.

C.	The parties hereto wish to acknowledge that the Letter of
Credit is being issued as a Facility Letter of Credit under the Credit Agreement, and enter into the associated agreements and understandings further set forth below.


AGREEMENT

	In consideration of the recitals and the mutual acknowledgments, representations, covenants and agreements contained herein, in the Credit Agreement and in the Guaranty, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby acknowledge and agree as follows:

	1.	Letter of Credit as Facility Letter of
Credit. The Letter of Credit constitutes a Facility Letter of Credit under and within the meaning of the Credit
Agreement, which Facility Letter of Credit and Obligations under the Credit Agreement associated therewith are and remain subject to all the terms and conditions of the Credit Agreement applicable thereto, including without limitation the reimbursement provisions set forth in Section 2.11.4 of the Credit Agreement. The parties hereto agree that no separate Reimbursement Agreement is being entered into, nor is one required, in connection with the Letter of Credit.

2.	Guaranty Obligations Remain in Effect.  The obligations of the
Guarantors under the Guaranty remain and will remain in full force and effect in accordance with their terms after giving effect to the issuance by FNBC of the Letter of Credit as a Facility Letter of Credit.

3.	Remedies for Default Include Right to Give Termination Notice
Under Letter of Credit. As provided and contemplated in the Letter of Credit, upon a failure to pay associated Reimbursement Obligations when due or other Default under the
Credit Agreement, FNBC is entitled under the Letter of Credit to give a written notice to the indenture trustee for the Bonds (the "Trustee") as beneficiary of the Letter of Credit that there has been such failure to reimburse or other Default. The effect of such notice under the Letter of Credit will be, under the terms of the related
Bond indenture (the
"Indenture"), to require an acceleration of the Bonds, triggering a drawing under the
Letter of Credit prior to its termination in an amount sufficient to pay amounts on the
Bonds due upon such acceleration. The parties hereto agree that the giving of such notice by FNBC shall constitute a remedy for Default contemplated under
Article VIII of the
Credit Agreement exercisable by the Required Lenders through their direction or authorization to the Agent (which direction or authorization of the Required Lenders to the Agent shall similarly constitute direction and authorization to FNBC in its capacity as
Issuer to exercise such remedy).

		4. 	Pledge of Bonds Purchased With Draws Under Letter of Credit".

(a)	The Indenture provides that under certain circumstances Bonds tendered by the holders thereof are to be purchased with the proceeds of drawings under the Letter of Credit and that Bonds so purchased will be held by the Trustee as pledgeholder for the benefit of FNBC (or, if the Bonds are held in a book-entry system, that such Bonds shall be recorded on the books of the relevant securities depository for the account of the Trustee and shall be deemed pledged to FNBC)
(such Bonds in either
case being "Pledged Bonds"). It is hereby acknowledged and agreed among the parties hereto that such Bonds are to be held for the benefit of FNBC in its separate capacity as
Agent, and each of the Borrowers and KPI (to the extent of their interest therein) (in such capacity, collectively, the "Pledgor") hereby pledge to the Agent, and grant to the Agent a security interest in, all of its right, title and interest in and to the Pledged Bonds (or beneficial interests therein for Bonds held in book-entry form) and the certificates, if any, representing the Pledged Bonds, as the same may be from time to time tendered by the holders thereof, and any interest of the Pledgor in the entries on the books of any financial intermediary pertaining to the Pledged Bonds, and all interest, cash, instruments and other property from time to time received, receivable or otherwise distributed in respect of or in exchange for any or all of the Pledged Bonds, and all proceeds of any and all of the foregoing (the "Pledged Collateral"). The pledge and security interest granted by the Pledgor to the Agent hereunder secures the payment and performance of all
Obligations of the Pledgor now or hereafter existing under or in connection with the
Credit Agreement and/or the Guaranty.

(b)	It is acknowledged that the Trustee under the Indenture as
described above is holding such Bonds or interests therein as agent and custodian for the
Agent for the purposes of perfection of the Agent's security interest therein. Pledged
Bonds shall be released from the security interest described herein upon reimbursement to the Agent of the amount of the associated drawing under the Letter of Credit, together with all accrued interest thereon payable under the Credit Agreement, or upon receipt of remarketing proceeds upon a remarketing of the Bonds as described in
Section 3.08(a)(3)
of the Indenture and as described in the related reinstatement provisions of the Letter of Credit.

(c)	All rights of the Pledgor (if any) to exercise with respect to
Pledged Bonds voting and other consensual rights which it would otherwise be entitled to exercise and to receive the interest payments which it would otherwise be authorized to receive and retain shall cease, and all such rights shall thereupon become vested in the
Agent who shall thereupon (until such Bonds have been released as described above) have the sole right to exercise such voting and other consensual rights and to receive and hold as Pledged Collateral such interest payments.

(d)	If any Default shall have occurred and be continuing, the Agent may exercise in respect of the Pledged Collateral, in addition to other rights and remedies provided for in the Credit Agreement or otherwise available to it, all the rights and remedies of a secured party on default under the Uniform Commercial Code (the "UCC") in effect in the State of Illinois at that time.

5.	Miscellaneous.

(a)	Severability of Provisions.  Any provision in this
Acknowledgment that is held to be inoperative, unenforceable, or invalid in any jurisdiction shall, as to that jurisdiction, be inoperative, unenforceable, or invalid without affecting the remaining provisions in that jurisdiction or the operation, enforceability, or validity of that provision in any other jurisdiction, and to this end the provisions of this Agreement are declared to be severable.

(b)	CHOICE OF LAW.  THIS ACKNOWLEDGMENT SHALL BE
CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS (AND NOT THE
LAW OF CONFLICTS) OF THE STATE OF ILLINOIS, BUT GIVING EFFECT TO
FEDERAL LAWS APPLICABLE TO NATIONAL BANKS.

	(c)	Counterparts.  This Acknowledgment may be executed in any
number of counterparts, all of which taken together shall constitute one instrument.

[signatures follow]





EXHIBIT 10.110

Promissory Note dated December 14, 1998 between Astec Industries, Inc. And Edna F. Brock

PROMISSORY NOTE

$85,000.00                      December 14, 1998      Chattanooga, Tennessee


ASTEC INDUSTRIES, INC. (the "Undersigned"), a Tennessee corporation, hereby promises to pay upon demand to the order of EDNA F. BROCK, the sum of Eighty-Five Thousand Dollars ($85,000.00), with interest at the same rate paid from time to time by the Undersigned to The First National Bank of Chicago pursuant to the Undersigned's credit facility with such bank.

Accrued interest shall be monthly, and shall be paid by the tenth (10th) day of thefollowing month until all principal and interest has been paid in full.

The Undersigned shall have the right to prepay the amount owed under this note in whole or in part, without penalty or premium, at any time. All payments hereunder shall be applied first to interest, then to principal.

In the event of default by the Undersigned under this note, the Undersigned shall pay all expenses, including reasonable attorneys' fees, incurred or paid by the holder in attempting to collect funds due under this note.

	The Undersigned hereby waives presentment, dishonor, notice of dishonor, and protest.

	This note has been executed and delivered in the state of Tennessee and shall begoverned in construed in accordance with the laws of the state of Tennessee.


							ASTEC INDUSTRIES, INC.


							By: 	/s/ Richard W. Bethea, Jr.
							Richard W. Bethea, Jr.
							Title: 		Secretary







EXHIBIT 10.111

Waiver for December 31, 1998, dated March 9, 1999, with respect to The First National Bank of Chicago Second Amended and Restated
Credit Agreement dated November 24, 1997.


WAIVER TO SECOND AMENDED
AND RESTATED CREDIT AGREEMENT


THIS WAIVER TO SECOND AMENDED AND RESTATED CREDIT
AGREEMENT (this "Waiver") dated as of March 9, 1999 is by and among Astec Industries, Inc., a Tennessee corporation ("Astec"), Astec Financial Services, Inc., a
Tennessee corporation ("AFS"; Astec and AFS are sometimes referred to herein individually as "Borrower" and collectively as "Borrowers"), the financial institutions parties hereto in their capacities as lenders hereunder
(collectively, the "Lenders", and
each individually, a "Lender"), The First National Bank of Chicago, as agent (in its individual capacity, "FNBC"), for itself, as Lender, and as administrative agent for the other Lenders ("Agent").

	RECITALS

WHEREAS, Borrowers, Lenders, and Agent entered into a certain Second
Amended and Restated Credit Agreement dated as of November 24, 1997, as amended by that certain First Amendment and Waiver to Second Amended and Restated Credit Agreement dated as of October 30, 1998 (the "Credit Agreement"; all capitalized terms used but not otherwise defined herein shall have the respective meanings ascribed thereto in the Credit Agreement), pursuant to which Lenders provided certain revolving credit and swing line facilities to Borrowers which facilities were guaranteed by certain guarantors defined therein; and

WHEREAS, the parties hereto wish to waive certain provisions of the Credit Agreement on the terms and conditions set forth herein as of the date first written above.

NOW, THEREFORE, for and in consideration of the terms and conditions contained herein, and other good and valuable consideration the receipt and sufficiency of which is hereby acknowledged, Borrowers, Agent and Lenders hereby agree as follows:

1.	Waiver.  The Agent and the Lenders hereby waive any non-
compliance that exists under Section 6.23 of the Credit Agreement for the fiscal year ended December 31, 1998. This waiver is specifically limited as set forth above and does not constitute a waiver of any provisions of the Credit Agreement in connection with any other fiscal year.

2.	Reference to and Effect on the Credit Agreement.

2.1.	Except as specifically amended above, the Credit Agreement
shall remain in full force and effect and is hereby ratified and confirmed.


2.2.	Except as specifically provided herein, the execution,
delivery and effectiveness of this Waiver shall not operate as a waiver of any right, power or remedy of Agent or Lenders under the Credit Agreement or any of the other Loan Documents, or constitute a waiver of any provision of the Credit Agreement or any of the other Loan Documents. Upon the effectiveness of this Waiver, each reference in the Credit
Agreement to "this Agreement," "hereunder," "hereof," or words of similar import shall mean and be a reference to the Credit Agreement as modified hereby.

2.3.	Each Guarantor joins in this Waiver solely for the purpose of consenting to the terms hereof, and each Guarantor hereby unconditionally consents to the terms of this Waiver and fully ratifies and affirms the Second Amended and Restated Guaranty, taking into account this Waiver.

3.	Representations and Warranties.  To induce Agent and Lenders to execute this Waiver, the Borrowers represent and warrant to Agent and Lenders as follows:

3.1.	The Borrowers have all requisite power and authority to
execute, deliver and perform this Waiver.

3.2.	The execution, delivery and performance of this Waiver (i) has been duly authorized by all requisite action of Borrowers and (ii) will not (A) violate (1) any provision of law, statute, rule or regulation or the articles/certificate of incorporation or other constitutive documents or the by-laws or regulations of Borrowers, (2) any order of any court, or any rule, regulation or order of any other agency of government binding upon Borrowers, or (3) any provisions of any material indenture, agreement or other instrument to which Borrowers are a party, or by which Borrowers or any of their properties or assets is or may be bound, (B) be in conflict with, result in a breach of or constitute (alone or with notice or lapse of time or both) a default under any indenture, agreement or other instrument referred to in clause (ii)(A)(3) above.

3.3.	This Waiver constitutes the legal, valid and binding
obligation of Borrowers enforceable in accordance with its terms.

3.4.	The representations and warranties in the Loan Documents are true and correct in all material respects with the same effect as though made on and as of this date.

4.	Compliance.  Borrowers are in compliance with all of the terms and provisions set forth in the Credit Agreement and the other Loan
Documents and no Default or Unmatured Default has occurred and is continuing. Borrowers further acknowledge and agree that as of the date hereof they have no offsets or claims against Agent or Lenders under the Loan Documents or under other agreements between Borrowers and Lenders, or any defenses to Agent's or Lenders' enforcement of their rights and remedies under the Loan Documents.

5.	Miscellaneous.

5.1.	Entire Agreement.  This Waiver, including all schedules and other documents attached hereto or incorporated by reference herein, constitutes the entire agreement of the parties with respect to the subject matter hereof and supersedes all other understandings, oral or written, with respect to the subject matter hereof.

5.2.	Counterparts.  This Waiver may be executed in any number of
counterparts, each of which when so executed shall be deemed an original, but all such counterparts shall constitute one and the same instrument.

5.3.	Costs and Expenses.  In accordance with Section 9.7 of the Credit
Agreement, Borrower agrees to promptly pay all reasonable fees, costs and expenses incurred by Agent in connection with the preparation, execution and delivery of this Waiver.

5.4.	CHOICE OF LAW. THE LOAN DOCUMENTS (OTHER THAN
THOSE CONTAINING A CONTRARY EXPRESS CHOICE OF LAW PROVISION) SHALL BE CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS (AND NOT THE LAW OF CONFLICTS) OF THE STATE OF ILLINOIS, BUT GIVING EFFECT TO FEDERAL LAWS APPLICABLE TO NATIONAL BANKS.

5.5.	Headings.  Section headings in this Waiver are included herein for convenience of reference only and shall not constitute a part of this Waiver for any other purpose.

5.6.	Successors and Assigns.  This Waiver shall be binding upon each of the parties hereto and their respective successors and assigns, except that Borrower may not assign its rights or obligations hereunder without the written consent of Agent and Lenders.

[SIGNATURE PAGES TO FOLLOW]

IN WITNESS WHEREOF, the Borrowers, the Lenders, the Guarantors and the Agent have executed this Waiver as of the date first above written.


ASTEC INDUSTRIES, INC.


By: /s/ Richard W. Bethea, Jr.
Print Name: 	Richard W. Bethea, Jr.
Title: 	Secretary

Address:	4101 Jerome Avenue
Chattanooga, Tennessee
37407
Telecopy:	(423) 867-4127
Telephone:	(423) 867-4210
Attention:	F. McKamy Hall

ASTEC FINANCIAL SERVICES, INC.


By:  	/s/ Albert E. Guth
Print Name: 	Albert E. Guth
Title: 	President

Address:	6400 Lee Highway, Suite 107
Chattanooga, Tennessee 37421
Telecopy:	(423) 899-4456
Telephone:	(423) 899-5898
Attention:	Albert E. Guth





IN WITNESS WHEREOF, the Borrowers, the Lenders, the Guarantors and the Agent have executed this Waiver as of the date first above written.


HEATEC, INC.


By:	/s/Richard W. Bethea, Jr.
Its:

TELSMITH, INC.


By:	/s/ Richard W. Bethea, Jr.
Its:



ROADTEC, INC.


By:	/s/ Richard W. Bethea, Jr.
Its:

ASTEC TRANSPORTATION, INC.


By:	/s/ Richard W. Bethea, Jr.
Its:



TRENCOR, INC.


By:	/s/ Richard W. Bethea, Jr.
Its:

PRODUCTION ENGINEERED
PRODUCTS, INC.

By:	/s/ Richard W. Bethea, Jr.
Its:



ASTEC, INC.


By:	 /s/ Richard W. Bethea, Jr.
Its:

CEI ENTERPRISES, INC.


By:	/s/Richard W. Bethea, Jr.
Its:



KOLBERG-PIONEER, INC.


By:	/s/Richard W. Bethea, Jr.
Its:

ASTEC HOLDINGS, INC.


By:	/s/ Richard W. Bethea, Jr.
Its:





IN WITNESS WHEREOF, the Borrowers, the Lenders, the Guarantors and the Agent have executed this Waiver as of the date first above written.




THE FIRST NATIONAL BANK OF
CHICAGO, individually and as Agent


By:	/s/ David McNeela
Print Name: 	David McNeela
Title: 	Vice President


Address:	One First National Plaza
Chicago, Illinois 60670
Telecopy:	(312) 732-5296
Telephone:	(312) 732-5730
Attention:	David T. McNeela





IN WITNESS WHEREOF, the Borrowers, the Lenders, the Guarantors and the Agent have executed this Waiver as of the date first above written.





FIRST AMERICAN NATIONAL BANK


By:	/s/ David McNeela
Print Name: 	David McNeela
Title: 	Vice President


Address:	One Union Square, Suite 100
Chattanooga, Tennessee
37402
Telecopy:	(423) 755-6014
Telephone:	(423) 755-6022
Attention:	Michael Metcalf





IN WITNESS WHEREOF, the Borrowers, the Lenders, the Guarantors and the Agent have executed this Waiver as of the date first above written.





AMSOUTH BANK


By:  	/s/
Print Name:
Title:  	Vice President


Address:	601 Market Center
Chattanooga, Tennessee
37402
Telecopy:	(423) 752-1558
Telephone:	(423) 752-1623
Attention:	Steven Anderson











EXHIBIT 10.112

Guaranty of Astec Industries, Inc., dated February 23, 1998, of debt of Pavement Technology, Inc. in favor of Tucker Federal Bank.

STATE OF GEORGIA
COUNTY OF DEKALB

GUARANTY

To induce TUCKER FEDERAL BANK (the "Lender"), a corporation doing business under the laws of the State of Georgia to extend credit to Pavement Technology, Inc. (the "Principal"), in an original loan amount of $1,443,500.00, evidenced by a Line of Credit in the amount of $750,000.00, a Construction Loan in the amount of $537,000.00, and a Machinery and Equipment Loan in the amount of $156,500.00 and in such amounts and under such terms as exist under the terms of the "Note", "Security Deed" and other loan documents, or under the terms of any renewals, modifications or extensions, and to renew or extend the time of payment for any credit now existing or thereafter extended to the Principal, and for Ten Dollars ($10.00) and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the
Undersigned (which term, when two or more execute same, refers both to each of the
Undersigned individually and to all or any two or more jointly) do hereby jointly and severally:

1. Unconditionally, Irrevocably and absolutely guarantee the due and punctual performance and observance by the Principal and all times hereafter of each and every term covenant and condition of all documents and agreements evidencing or securing any indebtedness of the Principal to the Lender, whether now existing or hereafter incurred, whether according to the present terms thereof or pursuant to any extension of time, renewal or rearrangement thereof, or to any change or changes in the terms, covenants or conditions thereof now or at any time hereafter made or granted (the foregoing documents, agreements and any and all changes thereto being hereinafter referred to collectively as the "Credit Agreement"), including specifically, but without limitation, the prompt payment in full of all amounts owed by the Principal or which the Principal has agreed to pay pursuant to the Credit Agreement, and agree that if such payments are not made by the Principal when due, the Undersigned will immediately, on demand, make such payments. This is a guaranty of performance and payment and not of collection.

2. Consent or any and all changes in the terms, covenants and conditions of the Credit
Agreement hereafter made or granted, without notice to or further consent from the Undersigned, it being the intention hereof that any such extension or change shall not in any way affect the liability of the Undersigned hereunder.

3. Agree that the liability of the undersigned on this Guaranty shall be direct and immediate, and that Guaranty may be enforced by the Lender without having first to proceed against the Principal or any other person, and the Undersigned hereby waives any right to require that any action be brought against the Principal or any other person or to demand that the Lender first resort to or exhaust any other remedy available to it. If the obligations hereby guaranteed are partially paid through the election of the Lender to pursue any remedy against the Principal or are otherwise partially paid, the Undersigned shall remain liable for the balance of the obligations guaranteed hereby. This Guaranty shall be effective regardless of the solvency or insolvency of the Principal or any changes in the composition, nature, personnel or location of the Principal.

4. Agree that the Undersigned shall have no recourse or action against the Lender by reason of any action the Lender may take or omit to take in connection with the Credit Agreement or this Guaranty, the collection of any sums or amounts due thereunder, or any security or other guaranty at any time existing therefor.

5. Consent and agree that the Lender may at any time, either with or without consideration, release any guarantor (whether or not a party hereto) of the Credit Agreement, without notice to or further consent from the Undersigned, and such release shall not in any way affect the liability of the Undersigned hereunder.

6. Agree that in the event this Guaranty is collected by or through an attorney at law, the
Undersigned will reimburse the Lender for all costs of collection, when incurred, including, but not limited to, any and all court costs and a sum equal to fifteen percent (15%) of the amount then due the Lender hereunder as attorney's fees.

7. Agree that this Guaranty shall be to the benefit of and may be enforced by the Lender and its legal representatives, successors and assigns and shall be binding upon and enforceable against the Undersigned and its respective legal representatives, succors, heirs, and assigns, and that this guaranty shall be assignable, transferable and negotiable by the Lender with the same force and effect and to the same extent as the
Credit Agreement, or any part thereof, and in the event of the assignment or transferee in connection with such assignment or transfer, have and may exercise all of the rights granted to the Lender under this Guaranty to the extent of the interest thus assigned or transferred to such assignee or transferee, and the Undersigned expressly waives notice of assignment or transfer of the Credit Agreement or any part thereof or of this Guaranty or any rights of the Lender hereunder or thereunder.

8. Agree that the obligations hereunder are independent of the obligations of the
Principal, and that a separate action or actions may be brought and prosecuted against the Undersigned, whether or not any action is brought against the Principal or any other guarantor be joined in such action or actions.

9. Agree that if any provisions of this Guaranty or any paragraph, sentence, clause, phrase or word, or the application thereof in any circumstances, is held invalid or unenforceable, the validity and enforceability of the remainder of this Guaranty and of the application of any such provisions, paragraph, sentence, clause, phrase or word in other circumstances, shall not be affected thereby, it being agreed that all rights, powers and privileges of the Lender hereunder shall be enforceable to the fullest extent permitted by law.

10. Acknowledge and agree that this Guaranty has been made and delivered in the State of Georgia and shall be governed by, and construed in accordance with, the laws of the State of Georgia. The Undersigned hereby submit to personal jurisdiction in the
State of Georgia for the enforcement of this Guaranty and hereby waive any and all claims of rights under the laws of the State of Georgia, or of the United States or of any state or country, to object to jurisdiction within the State of Georgia for the purpose of litigation to enforce this Guaranty. In the event such litigation is commenced, the Undersigned agree that service of process may be made and personal jurisdiction over the Undersigned obtained by serving a copy of the summons and complaint upon any agent of the Undersigned. Nothing contained herein, however, shall prevent the Lender from bringing any action or exercising any rights against the
Undersigned personally, or against any property of the Undersigned, within any other county, state or country. Initiating such proceeding or taking such action in any other county, state or country shall not constitute a waiver of the agreement contained herein that the laws of the State of Georgia shall govern the rights of the Undersigned and the Lender hereunder or of the submission herein made by the Undersigned to personal jurisdiction within the State of Georgia. The means of obtaining personal jurisdiction and perfecting service of process set forth above are not intended to be exclusive but are cumulative and in addition to all other mean of obtaining personal jurisdiction and perfecting service of process now or hereafter.

11. Acknowledge and agree that the liability of the Undersigned hereunder is primary and unconditional and shall not be subject to any claim of offset, counterclaim or defense, except for any claim of offset, counterclaim or defense that is at the time available to the Principal. The undersigned herein specifically waives any defense of usury and waiver its right to require the Lender to take action against the Principal or other obligor as provided for in O.C.G.A. Section 10-7-24.

12. Acknowledge and agree that this Guaranty shall be irrevocable, absolute and unconditional and shall remain in full force and effect as to the Undersigned until such time as all obligations of the Principal under this Credit agreement shall have been performed. No delay or failure on the part of the Lender in the exercise of any right or remedy or failure by the Lender to notify the Undersigned of any nonperformance of the Principal shall operate as a waiver thereof, and no single or partial exercise by the Lender of any right or remedy shall preclude other or future exercise thereof or the exercise of any other right or remedy.

13. Agree that the terms, conditions, agreements and stipulations of the Credit
Agreement, and of all notes or other evidences of indebtedness guaranteed hereby, heretofore, or hereafter executed, shall be and become a part of this Guaranty, with the Undersigned hereby ratifying, adopting and conforming all such terms, conditions, agreements and stipulations.

14. Acknowledge and agree that this Guaranty covers all obligations to the Lender purporting to be made on behalf of the Principal by any officer or agent of the
Principal, without regard to the actual authority of such officer or agent.

15. Acknowledge and agree that this Guaranty, with each of the foregoing incorporations, contains the entire contract, that there is no understanding that any person or corporation other that the Undersigned shall execute this Guaranty, and that the decision of the Undersigned to execute this Guaranty was not based upon any facts or materials provided by the Lender, nor was said decision based upon any representation, statement or analysis made by the Lender.

16. Acknowledge and agree that this Guaranty constitutes a continuing agreement and shall remain in force until a written notice revoking it has been received by the
Lender, but that such revocation shall not release the Undersigned from liability for any and all obligations of the Principal under the Credit Agreement then in existence, or from any renewals, extensions or modifications thereof, in whole or in part, and whether such renewals, extensions or modifications are made before or after such revocation.

17. The liability of the Undersigned hereunder is unlimited and includes, without limitation, any unpaid interest, attorney's fees or other fees owed by the Principal to the Lender and arising from the extension of credit by the Lender, all payable in legal tender of the United States of America. Any payment of the Undersigned against such liability may be applied to any indebtedness of the Principal to the Lender that the Lender may choose. The liability of the Undersigned hereunder is cumulative of and in addition to and shall not supersede or amend or be superseded or amended by any other instrument, surety or guaranty signed by the Undersigned that the Lender may now or hereafter hold relative to any obligation of the Principal to the Lender.
The liability of the Undersigned hereunder (subject to any limitation hereinbefore stated) shall apply to the entire indebtedness hereby guaranteed and shall continue until such entire indebtedness is paid in full.

IN WITNESS WHEREOF, the Undersigned has executed this Guaranty under seal, this 23rd of February, 1998.

Address:
2058 SIGMAN ROAD/ PO BOX 80730
CONYERS, GA  30207

/s/ Robert R. Collins
ROBERT R. COLLINGS


/s/ Martha T. Collins
MARTHA T. COLLINS




EXHIBIT 10.113

		Purchase Agreement dated October 30, 1998 and effective October 31,
		1998 between Astec Industries, Inc. and Johnson Crushers International, Inc.


 Exhibit 10.113
	ASSET PURCHASE AGREEMENT


	This ASSET PURCHASE AGREEMENT, (this "Agreement"), by and among ASTEC INDUSTRIES, INC., a Tennessee corporation ("Astec"), JOHNSON CRUSHERS INTERNATIONAL, INC., an Oregon corporation (the "Seller") and ROBERT
R. HOITT, DAVID F. PEAKS, TERRY W. CUMMINGS, ROGER M. CLARK, RANDY G. ORRE and ALLEN L. LASKEY (collectively, the "Shareholders").

	W I T N E S S E T H:

	WHEREAS, Seller and Shareholders engage in the business of designing, manufacturing and marketing aggregate processing equipment, including horizontal screens, cone crushers and stationary and portable screening plants (collectively, the "Business"); and

	WHEREAS, the Buyer (as defined below) desires to purchase from the Seller, and the
Seller desires to sell, assign and transfer to the Buyer, certain assets and property held in connection with, necessary for, or used in the businesses and operations of, the Business, and the Buyer has agreed to assume the Assumed Liabilities (as defined below), subject to the terms and conditions set forth in this Agreement;

	NOW, THEREFORE, in consideration of the foregoing and the respective representations, covenants and agreements hereinafter contained, the parties hereby agree as follows:


	ARTICLE 1

	DEFINITIONS

	For purposes of this Agreement, unless the context clearly indicates otherwise, the following terms shall have the following meanings:

	"Accounts Receivable" means any and all of Seller's accounts receivable, loans receivable and any advances or forms of obligation arising out of the sales or rendering of services by Seller in the Business.

	"Adjustments" has the meaning set forth in Section 3.3 of this Agreement.

	"Affiliate" as to any Person means any other Person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, such Person.

	"Allocation" has the meaning set forth in Section 11.3 of this Agreement.


	"Assignment and Assumption Agreement" has the meaning set forth in Section 2.4 of this Agreement.

	"Assumed Liabilities" has the meaning set forth in Section 2.4 of this Agreement.

	"Astec" has the meaning set forth in the introductory paragraph of this Agreement.

	"Business" has the meaning set forth in the "WHEREAS" clauses of this Agreement.

	"Business Day" means any day except a Saturday, Sunday or other day on which commercial banking institutions in the City of Chattanooga, Tennessee are authorized by law or executive order to close.

	"Buyer" means Astec, unless Astec designates in writing to Seller that a wholly owned subsidiary of Astec shall be the Buyer pursuant to this Agreement. If such written designation is provided to Seller prior to the Closing Date, then "Buyer" shall mean such wholly owned subsidiary, and Astec shall guarantee the performance of Buyer's duties and obligations to Seller pursuant to this Agreement.

	"Buyer Indemnitees" has the meaning set forth in Section 12.1 of this Agreement.

	"Buyer's Appraisal" has the meaning set forth in Section 11.3 of this Agreement.

	"Buyer's Event of Breach" has the meaning set forth in Section
12.2 of this Agreement.

	"CERCLA" has the meaning set forth in Section 6.20 of this Agreement.

	"CERCLIS" has the meaning set forth in Section 6.20 of this Agreement.

	"Claims" means, whether or not formally asserted, all demands, claims, actions or causes of action, assessments, suits, proceedings, mediations, arbitrations, disputes, investigations, losses, damages, costs, expenses, liabilities, judgments, awards, fines, sanctions, penalties, charges, or amounts paid in settlement, including without limitation costs, fees and expenses of attorneys, court costs, arbitrators, mediators, experts, accountants, appraisers, consultants, witnesses, investigators or any other Persons employed or retained in connection with any of the foregoing.

	"Closing" has the meaning set forth in Article 5 of this Agreement.

	"Closing Date" has the meaning set forth in Article 5 of this Agreement.

	"Code" means the Internal Revenue Code of 1986, as amended.

	"Contracts" has the meaning set forth in Section 6.16 of this Agreement.

	"Earn-Out" has the meaning set forth in Section 4.1 of this Agreement.

	"Effective Date" has the meaning set forth in Article 5 of this Agreement.

	"Employees" has the meaning set forth in Section 10.1 of this Agreement.

	"Environment" has the meaning set forth in Section 6.20 of this Agreement.

	"Environmental Laws" means all laws, regulations and other requirements of any governmental or regulatory authority, domestic or foreign, and any judicial or administrative
interpretation thereof, any duties under the common law, any orders, decrees, judgments,
agreements or recorded covenants, conditions, restrictions or easements in any way relating to
the protection of the environment, human health, public safety or welfare, or natural resources.

	"Equipment and Machinery" means (i) all the equipment, machinery, fixtures, tooling, jigs, dies, forms, spare parts, supplies and vehicles owned or leased by the Seller with respect to the operations of the Business on the Closing Date, (ii) all the replacements for any of the foregoing owned or leased by the Seller, (iii) any rights of the Seller to the warranties (to the extent assignable) and licenses received from manufacturers and sellers of the aforesaid items, and (iv) any related Claims, credits, rights of recovery and set-off with respect thereto.

	"ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

	"Estimated Purchase Price" has the meaning set forth in
Section 3.2 of this Agreement.

	"Excluded Assets" has the meaning set forth in the definition of Purchased Assets.

	"Excluded Liabilities" has the meaning set forth in Section
2.5 of this Agreement.

	"Files and Records" means all files and records, whether in hard copy or electronic format, of the Sellers relating to the Business, the Purchased Assets or the Transferred
Employees, including without limitation all records and files relating to the Sellers' customers and books of account, customer files, equipment maintenance records, warranty records for equipment, maintenance records and sales tax exemption certificates.

	"Financial Statements" has the meaning set forth in Section 6.6 of this Agreement.

	"GAAP" means the generally accepted accounting principles for financial reporting in the United States.

	"Hazardous Substance" shall mean any pollutants, contaminants, or any substance which is regulated under any Environmental Law including without limitation, in whatever form, any oil, petroleum, chemicals, asbestos, polychlorinated biphenyls, or any flammable, explosive or radioactive materials or any "Hazardous Wastes", "Hazardous
Materials," or "Toxic Substances"
as those terms are used in any Environmental Law.

	"Hold-Back Account" has the meaning set forth in Section 3.4 of this Agreement.

	"Information Technology" has the meaning set forth in Section
6.27 of this Agreement.

	"Intangible Assets" means all intangible personal property rights of the Business, including without limitation, in each case in connection with the Business,
(i) the right to use Seller's
corporate name and all variations thereof; (ii) all rights on the part of the Seller to proceeds of any insurance policies or to any Tax refund, (iii) all Claims on the part of the Seller for recoupment, reimbursement and coverage under any insurance policies, (iv) all intellectual property, (v) all rights accrued or accruing under Contracts assumed by the Buyer pursuant to this Agreement, (vi) all rights under cooperative advertising arrangements entered into by the Seller and (vii) all goodwill of the Seller relating to the Business.

	"Intellectual Property" has the meaning set forth in Section
6.25 of this Agreement.

	"June Statement" has the meaning set forth in Section 2.5 of this Agreement.

	"Licensed Intellectual Property" has the meaning set forth in
Section 6.25 of this
Agreement.

	"Licenses and Permits" has the meaning set forth in Section
6.14 of this Agreement.

	"Lien" means any lien, mortgage, deed of trust, security interest, charge, pledge, retention of title agreement, title defect, easement, encroachment, condition, reservation, restriction, covenant or other encumbrance affecting title.

	"Losses" has the meaning set forth in Section 12.1 of this Agreement.

	"NLRB" has the meaning set forth in Section 6.16 of this Agreement.

	"October Statement" has the meaning set forth in Section 2.5 of this Agreement.

	"Organizational Documents" means the Certificate of Incorporation, By-Laws and similar organizational documents, with all amendments thereto to the date hereof.

	"Party's Event of Breach" has the meaning set forth in Section
12.3 of this Agreement.

	"Party Indemnitee" has the meaning set forth in Section 12.3 of this Agreement.

	"Person" means any individual, corporation, partnership, limited liability company, joint venture, association, joint-stock company, trust, unincorporated organization or any department, agency or instrumentality of government or of any state, city, county or town thereof.

	"Plans" has the meaning set forth in Section 6.18 of this Agreement.

	"Proprietary Intellectual Property" has the meaning set forth in Section 6.25 of this Agreement.

	"Purchased Assets" means all the non-cash business assets, rights, properties, and goodwill of every nature, kind and description, tangible or intangible, wheresoever located, whether or not carried or reflected on the books and records of Seller, whether now existing or hereafter acquired relating to or used or held for use in connection with the Business as currently conducted, including without limitation Accounts Receivable, Contracts, Equipment and
Machinery, Files and Records, Intangible Assets, Intellectual
Property, Licenses and Permits (to
the extent transferable by the Seller), and any prepaid expenses;
provided, however, that cash,
organization costs, amounts due or to become due to Seller, if any, from workman's compensation insurance, Organizational Documents and other items associated with the organization of Seller (the "Excluded Assets") shall not be deemed Purchased Assets.

	"Purchase Price" has the meaning set forth in Section 3.1 of this Agreement.

	"Real Property" means the real property situated in Eugene, Oregon, being more particularly described on Schedule C.

	"Required Consents" has the meaning set forth in Section 14.3 of this Agreement.

	"Securities Act" means the Securities Act of 1933, as amended.

	"Seller Indemnitees" has the meaning set forth in Section 12.2 of this Agreement.

	"Seller" has the meaning set forth in the introductory paragraph of this Agreement.

	"Seller Parties" means the Seller, the Shareholders and their respective partners and Affiliates, and their respective successors and assigns.

	"Seller's Event of Breach" has the meaning set forth in
Section 12.1 of this Agreement.

	"Shareholders" has the meaning set forth in the introductory paragraph of this Agreement.

	"Target" has the meaning set forth in Section 4.1(b) of this Agreement.

"Taxes" means all federal, state, local, foreign and other taxes, however denominated, including without limitation any interest, penalties or additions to tax that may become payable in respect thereof, imposed by any governmental authority, which taxes shall include without limitation all income taxes, payroll and employee withholding taxes, unemployment insurance, social security, sales and use taxes, excise taxes, franchise taxes, gross receipts taxes, occupation taxes, real and personal property taxes, stamp taxes, transfer taxes, workmen's compensation taxes and other obligations of the same or a similar nature; and "Tax" shall mean any one of them.

	"Tax Returns" means any return, report, information return or other document (including any related or supporting information) filed or required to be filed with any governmental authority in connection with the determination, assessment, collection or administration of any Taxes.

	"Third Party" has the meaning set forth in Section 8.4 of this Agreement.

	"Transferred Employees" has the meaning set forth in Section
10.1 of this Agreement.

	"Transfer Taxes" has the meaning set forth in Section 11.1 of this Agreement.

	"WARN" has the meaning set forth in Section 10.1 of this Agreement.


	ARTICLE 2

	PURCHASE AND SALE OF THE PURCHASED ASSETS

	SECTION 2.1	Transfer of Assets.  Subject to the terms and
conditions set forth in this
Agreement, Seller shall sell, convey, transfer, assign and deliver to the Buyer, and the Buyer shall purchase and accept from the Seller, on the Effective Date, all right, title and interest of the Seller in and to the Purchased Assets, wherever located.

	SECTION 2.2.	Conveyances at Closing Date.  The sale,
transfer, conveyance,
assignment and delivery by the Seller of the Purchased Assets to the Buyer shall be executed on the Closing Date by bills of sale, endorsements, assignments and other instruments of transfer and conveyance satisfactory in form and substance to counsel for the Buyer, and shall be effective and risk of loss shall transfer as of the Effective Date. Such sale, transfer, conveyance, assignment and delivery by the Seller shall be made free and clear of all liabilities and obligations and subject to no Liens, except as permitted by this Agreement.

	SECTION 2.3.	Subsequent Documentation.  At any time
within five (5) years following
the Closing Date, the Seller and the Shareholders shall, upon the request of the Buyer, execute, acknowledge and deliver, or cause to be executed, acknowledged and delivered, all such further deeds, assignments, transfers and Conveyances as the Buyer may reasonably deem necessary or desirable for the better assigning, transferring, granting, conveying and confirming to the Buyer or its successors and assigns, or for aiding and assisting in collecting and reducing to possession, any or all of the Purchased Assets. The Seller and the Shareholders hereby constitute and appoint, effective as of the Closing Date, the Buyer, its successors and assigns as the true and lawful attorneys of the Seller and the Shareholders with full power of substitution in the name of the Buyer or in the name of any of the Seller and the Shareholders, but for the benefit of the Buyer, to institute and prosecute all proceedings which the Buyer may in its discretion deem proper in order to assert or enforce any right, title or interest in, to or under the Purchased Assets and to defend or compromise (subject to Article 12, if applicable) any and all actions, suits or proceedings in respect of any of the Purchased Assets. The Buyer shall be entitled to retain for its own account any amounts collected pursuant to the foregoing powers, including without limitation any amounts payable as interest in respect thereof.

	SECTION 2.4.	Assumption of Liabilities.  From and after
the Effective Date, the Buyer
shall assume, pursuant to a Bill of Sale, Assignment and Assumption Agreement substantially in the form and substance set forth on Exhibit 2.4 hereto (the "Assignment and Assumption
Agreement"), and the Buyer hereby agrees to pay, perform and discharge when due any and all liabilities, obligations and commitments of Seller not excluded under Section 2.5 below including, without limitation, any and all express or implied warranty obligations not expressly excluded in
Section 2.5 below, arising out of or relating to sales made by Seller in the ordinary course of business prior to the Effective Date (the "Assumed Liabilities").

	SECTION 2.5.	Excluded Liabilities.  Notwithstanding the
provisions of Section 2.4, any
other provisions of this Agreement, or any schedule or exhibit hereto, the Buyer shall not assume any potential or existing liabilities, obligations or commitments which are known to Seller but not disclosed herein or on Seller's June 30, 1998 Financial Statements (the "June Statement") or
October 31, 1998 Financial Statements (the "October Statement"), including, without limitation, any unusual warranty liabilities that are inconsistent with Seller's usual warranty experience
(collectively, the "Excluded Liabilities"). Except as otherwise specifically provided herein, for the purposes of this Agreement, "knowledge" means actual knowledge or knowledge that would exist upon reasonable inquiry. Seller's knowledge shall specifically include the actual knowledge of any Shareholder or knowledge that would exist upon reasonable inquiry by any Shareholder.


	ARTICLE 3

	PURCHASE PRICE

	SECTION 3.1.	Purchase Price.  Subject to the terms and
conditions set forth in this
Agreement, the purchase price to be paid for the Purchased Assets
(the "Purchase Price")shall be
equal to the sum of the following:

	(a) the net book value on the Effective Date of all Seller's depreciable assets calculated in a manner mutually acceptable to Buyer and Seller;

	(b) plus the gross amount of Seller's Accounts Receivable as of the Effective Date;

	(c) plus Seller's inventories as of the Effective Date determined in the manner described in Section 3.3;

	(d) plus Seller's prepaid expenses as of the Effective Date calculated in accordance with
GAAP;

	(e) less the total liabilities as of the Effective Date as shown in the October Statement;

	(f) plus goodwill in the amount of Five Million Dollars
($5,000,000).

	SECTION 3.2	Payment of the Purchase Price.  Payment of the
Purchase Price shall be made as follows:

	(a) At Closing, Buyer shall make a payment to Seller in the amount of Seven Million Three
Hundred Twelve Thousand Eight Hundred Ninety Six Dollars ($7,312,896) (the "Estimated
Purchase Price"), which amount represents the sum of the following:
	(i) the net book value of
all Seller's depreciable assets as reflected in the June Statement;
(ii) plus the gross amount of
Seller's Accounts Receivable as reflected in the June Statement;
(iii) plus Seller's inventories as
reflected in the June Statement; (iv) plus Seller's prepaid expenses as reflected in the June
Statement; (v) plus goodwill in the amount of Five Million Dollars ($5,000,000); (vi) less total liabilities as reflected in the June Statement.

	(b)  Six Million Eight Hundred Twelve Thousand Eight Hundred
Ninety-six Dollars
($6,812,896) of the Estimated Purchase Price shall be paid to Seller at Closing in immediately available funds. The remaining Five Hundred Thousand Dollars
($500,000) of the Estimated
Purchase Price shall be deposited into the Hold-Back Account pursuant to Section 3.4.

	(c) Immediately after the post-Closing Adjustments have been made pursuant to Section
3.3, Buyer shall make payment to Seller in immediately available funds equal to any additional portion of the Purchase Price owed to Seller.

	SECTION 3.3	Post-Closing Adjustments.  Following the Closing,
the Estimated
Purchase Price will be adjusted as follows (collectively, the "Adjustments"):

	(a) The Estimated Purchase Price shall be adjusted upward or downward, as applicable, by the difference between (i) the net book value on the Effective
Date of all Seller's depreciable
assets calculated in a manner mutually acceptable to Buyer and Seller, and (ii) the net book value of all Seller's depreciable assets as reflected in the June
Statement.

	(b) The Estimated Purchase Price shall be adjusted upward or downward, as applicable, by the difference between (i) the gross amount of Seller's Accounts Receivable as of the Effective
Date, and (ii) the gross amount of Seller's Accounts Receivable as reflected in the June
Statement. The Estimated Purchase Price shall be further reduced by an amount equal to the value of any Accounts Receivable purchased by Buyer pursuant to the Agreement which are not paid within ninety (90) days after the Effective Date. During the ninety (90) day period following the Effective Date, Buyer shall use its best efforts to collect all Accounts Receivable purchased from Seller. At the end of the ninety (90) day period, Buyer shall assign to Seller any such
Accounts Receivable which remain unpaid.

	(c) The Estimated Purchase Price shall be adjusted upward or downward, as applicable, by the difference between (i) the value of Seller's inventories as of the Effective Date, and (ii) the value of Seller's inventories as reflected in the June Statement. The value of Seller's inventories as of the Effective Date shall be determined by a physical inventory to be conducted by Seller beginning on or about November 2, 1998, using procedures reasonably acceptable to Buyer, to be observed by Buyer and Buyer's auditors.

	(d) The Estimated Purchase Price shall be adjusted upward or downward, as applicable, by the difference between (i) Seller's prepaid expenses as reflected in the October Statement, and
(ii) such prepaid expenses as reflected in the June Statement.

	(e) The Estimated Purchase Price shall be adjusted upward or downward, as applicable, by the difference between (i) Seller's total liabilities as reflected in the October Statement and (ii) such total liabilities as reflected in the June Statement.

	Seller shall prepare the October Statement in a manner mutually acceptable to Buyer and
Seller. Buyer will make available to Seller those employees of Buyer who were previously employees of Seller at no cost to Seller to complete the October Statement. Seller shall deliver the October Statement to Buyer within thirty (30) days after the Effective Date. Buyer shall have twenty (20) days from receipt of the October Statement to review, analyze, audit and propose changes to the October Statement. If any changes are proposed, Buyer and Seller shall in good faith as soon as reasonably possible reach agreement on the October Statement and determine the Adjustments and the Purchase Price. If they are unable to do so, the specific matters in dispute shall be submitted to a Big Six independent accounting firm (other than Ernst & Young,
L.L.P.) as may be approved by Seller and Buyer. As expeditiously as possible, and in any event within ten (10) days of submission, such independent accounting firm will deliver to Seller and
Buyer its determination of the specified matters in dispute, which determination shall be final and binding on the parties hereto. The fees and expenses of such independent accounting firm shall be borne on-half by Seller and one-half by Buyer. Immediately thereafter, the remaining portion of the Purchase Price owed to Seller, if any, shall be distributed from the Hold-Back Account to
Seller, and the remaining balance of the Hold-Back Account shall be distributed to Buyer. If the
Adjustments cause the Purchase Price to exceed the Estimated Purchase Price by more than the Five Hundred Thousand Dollars ($500,000) of Buyer's funds deposited into the Hold-Back
Account by Buyer at the Closing Date, Buyer shall pay such additional amount to Seller within ten
(10) days. If the Adjustments cause the Estimated Purchase Price to exceed the Purchase Price by more than the Five Hundred Thousand Dollars ($500,000) of the Estimated Purchase Price deposited into the Hold-Back Account at the Closing Date, Seller shall pay such additional amount to Buyer within ten (10) days.

	SECTION 3.4.	Hold-Back Account.  On or before the Closing
Date, Buyer shall deposit
Five Hundred Thousand Dollars ($500,000) of the Estimated Purchase Price plus an additional
Five Hundred Thousand Dollars ($500,000) into an escrow account held by a mutually agreeable escrow agent (the "Hold-Back Account") until the Adjustments have been completed. The Hold-
Back Account shall be subject to the terms and conditions of an Escrow Agreement in the form attached hereto as Exhibit 3.4 and this Agreement.


	ARTICLE 4

	EARN-OUT PAYMENT

	SECTION 4.1.	Earn-Out.  Seller (or any assignee
designated in writing by Seller) may be
entitled to receive additional payments from the Buyer which will be based on the earnings of the Business during the calendar years 1999, 2000 and 2001 (the "Earn-Out"). The Earn-Out shall be specifically allocable to goodwill, with the exception of that portion that is required to be allocated to original issue discount under the Internal Revenue Code and related regulations. The Earn-Out shall be determined and paid as follows:

	(a)	The Earn-Out shall be based on the net income of the
Business before income
tax. The net income shall be calculated using GAAP. In computing net income for purposes of the Earn-Out only, the following shall apply:

		(i) Sales by the Business of its products to other Astec subsidiaries or
Affiliates shall be valued at the Business' Dealer Net Price, unless otherwise agreed. Purchases by the Business of the products of other Astec subsidiaries or
Affiliates shall be valued at the manufacturer's cost plus ten percent (10%), unless otherwise agreed.

		(ii) The portion of the Purchase Price paid by Buyer to Seller for goodwill shall be amortized over twenty (20) years.

		(iii) No interest, other than interest incurred on obligations undertaken by the Business from sources other than Astec, its subsidiaries or Affiliates
(excluding Astec Financial Services, Inc.) shall be treated as an expense. Only general administrative or overhead expenses at the corporate level of Astec which are directly attributable to the Business shall be treated as expenses.

		(iv) Employee bonus payments, if any, calculated under the Astec subsidiary performance bonus plan, as in effect from time to time, shall not be treated as an expense.

		(v) For calendar year 1999 only, fifty percent (50%) of the amortized portion of the purchase price allocated to goodwill will be added to the net income, and outside auditing fees allocated to the Business will not exceed Fifty
Thousand Dollars ($50,000).

	(b)	The target net income (the "Target") before income tax
is as follows:

			Year			  Target
			1999			$3,120,000
			2000			 3,510,000
			2001			 3,900,000

	(c)	The base amount of the Earn-Out is One Million Eight
Hundred Fifty Thousand
Dollars ($1,850,000) per calendar year. In Buyer's discretion, the Earn-Out may be paid in cash or up to fifty percent (50%) in Astec's common stock. Any such stock shall be subject to then-current federal and state securities laws governing its disposition. The Earn-Out shall be distributed by March 31 (or as soon as practicable thereafter upon completion of the annual audit) following the end of the calendar year in which the Earn-Out was earned. If the Earn-Out, or any portion of it, is paid in Buyer's common stock, the value of the stock shall be the closing market price on the last trading day immediately before the effective date of distribution.

	(d)	Seller shall receive a percentage of the Earn-Out equal
to the percentage of the
Target achieved; provided, however, if the net income of the Business before income tax in any calendar year is less than eighty percent (80%) of the Target, Seller shall receive no Earn-Out for such calendar year; further provided, however, that in no event shall Seller receive more than one hundred twenty percent (120%) of the Earn-Out in any calendar year.

	SECTION 4.2.	Continuation of Business and Seller.  Buyer
shall operate the Business
as a separate legal entity until at least December 30, 2001.


	ARTICLE 5

	CLOSING

	The closing of the sale and purchase of the Purchased Assets and the assumption of the
Assumed Liabilities contemplated hereby (the "Closing") shall take place at the offices of Arnold
Gallagher Saydack Percell & Roberts, P.C., 800 Willamette Street, Suite 800, Eugene, Oregon
97400 at 10:00 a.m. on October 30, 1998 (the "Closing Date"), or at such other time or place as Seller and Buyer may mutually agree. The Closing shall be effective at 12:01 a.m., Pacific Time, on November 1, 1998 (the "Effective Date").


	ARTICLE 6

	REPRESENTATIONS AND WARRANTIES OF THE SELLER
	AND THE SHAREHOLDERS

	The Seller and each Shareholder, jointly and severally, represent and warrant to and covenant with the Buyer as follows:

	SECTION 6.1.	Corporate Organization.  Seller is a
corporation duly organized, validly
existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite corporate power and authority to own its properties and assets and to conduct its businesses as now conducted. Seller is duly qualified to do business as a foreign corporation and is in good standing in every jurisdiction in which the character or location of the assets owned or leased by it or the nature of the business conducted by it makes such qualification necessary.

	SECTION 6.2	Subsidiaries.   Seller has no interest, direct or
indirect, and has no
commitment to purchase any interest, direct or indirect, in any other corporation, limited liability company, partnership, joint venture or other business enterprise or entity. The Business has not been conducted through any direct or indirect subsidiary or Affiliate of any of the Shareholders.

	SECTION 6.3.	Authorization and Validity of Agreements.
Seller has all requisite
corporate power and authority to enter into, execute and deliver this Agreement and the other agreements and instruments delivered by the Seller pursuant to this Agreement and to carry out its obligations hereunder and thereunder. The execution and delivery of this Agreement and the other agreements and instruments delivered by the Seller pursuant to this Agreement and the performance of Seller's obligations hereunder and thereunder have been duly authorized by all necessary corporate action by the Shareholders and board of directors of Seller, and no other corporate proceedings on the part of Seller or the Shareholders are necessary to authorize such execution, delivery and performance. This Agreement and the other agreements and instruments delivered by the Seller and the Shareholders pursuant to this Agreement have been duly executed and delivered by Seller and the Shareholders and constitute the legal, valid and binding obligation of Seller and the Shareholders, enforceable against each Seller and each Shareholder in accordance with its terms.

	SECTION 6.4.	No Conflict or Violation.  The execution,
delivery and performance by
Seller and the Shareholders of this Agreement and the other agreements and instruments delivered by the Seller and the Shareholders pursuant to this Agreement does not and will not violate or conflict with, constitute a breach of or default under, result in the loss of any benefit under, or permit the acceleration of any obligation under (i) any provision of any Seller's
Organizational Documents, (ii) any provision of law, or any order, judgment or decree of any court or other governmental or regulatory authority, domestic or foreign,
(iii) except with respect to
Assumed Liabilities, any contract, commitment, lease, loan agreement or other agreement or instrument to which Seller is a party or to which any of the properties or assets of any Seller is subject, (iv) result in the creation or imposition of any Lien upon any of the Purchased Assets, or
(v) result in the cancellation, modification, revocation or suspension of any of the Licenses and Permits.

	SECTION 6.5.	Consents and Approvals.  Except as set forth
on Schedule 6.5, there are
no consents, orders, waivers, authorizations or approvals of any governmental agency or public or regulatory unit, agency, body or authority, or of any other Person, that are required in connection with (i) the execution and delivery by Seller and the Shareholders of this Agreement and (ii) the performance by Seller and the Shareholders of its obligations hereunder.

	SECTION 6.6.	Financial Statements.  Attached as Schedule
6.6 are true and complete
copies of (i) the unaudited balance sheets of the Business of Seller as of December 31, 1995,
1996 and 1997, the unaudited statements of earnings and source and application of funds for the periods ended on such dates, together with any notes and schedules thereto, and (ii) the unaudited balance sheet of the Business of Seller as of June 30, 1998, and the unaudited statements of earnings and source and application of funds for such period ended on such date.
The financial statements described in this Section 6.6, including any notes and schedules thereto, are referred to herein collectively as the "Financial Statements." The Financial Statements
(i) present fairly the financial position, results of operations and cash flows of the Business of Seller as of the dates thereof and for the periods then ended in all material respects, (ii) are complete, correct and in accordance with the books of account and records of Seller in all materials respects, (iii) except for the June Statement, can be legitimately reconciled with the financial records maintained and the accounting methods applied by it for federal income tax purposes, and (iv) except for the June Statement and as otherwise disclosed to Buyer in writing, are prepared in accordance with GAAP, consistently applied.

	SECTION 6.7.	Absence of Certain Changes or Events.  Since
June 30, 1998, there has
not been: (i) any material adverse change in the business, operations, properties, condition
(financial or other) or prospects of the Business, taken as a whole, and no factor or condition exists and no event has occurred that would be likely to result in any such change, (ii) any material loss, damage, or other casualty to the Purchased Assets,
(iii) any loss of the
employment, services or benefits of any key Employee of any of the Business, or (iv) any material increase in compensation payable or benefits to directors, executive officers or key Employees of the Business. Since June 30, 1998 the Seller has operated the Business in the ordinary course of business consistent with past practice and has not: (i) incurred or failed to pay or satisfy any material obligation or liability (whether accrued, contingent or otherwise) relating to the operations of the Business except in the ordinary course of business consistent with past practice,
(ii) incurred or failed to discharge or satisfy any Lien other than Liens arising in the ordinary course of business that do not, individually or in the aggregate, interfere with the use, operation, enjoyment or marketability of any of the Purchased Assets, all of which shall be released as of the Closing Date, (iii) sold or transferred any of the assets of the Business or canceled any debts or Claims or waived any rights material to the Business relating to the operations of the Business,
(iv) defaulted on any material obligation relating to the operations of the Business, or amended or terminated any arrangement material to the Business or relating to the Business, except in the ordinary course of business consistent with past practice, or (vi) entered into any agreement or made any commitment to do any of the foregoing.

	SECTION 6.8.	Tax Matters.  The Seller has provided true
and complete copies of all Tax
Returns filed since Seller's organization. All Tax Returns required to be filed prior to or on the Effective Date in respect of the Business have been (or will have been by the Effective Date) filed, and the Seller has (or will have by the Effective Date) paid, accrued or otherwise adequately reserved for the payment of all Taxes required to be paid in respect of the periods covered by such returns and has (or will have by the Effective Date) adequately reserved for the payment of all Taxes with respect to periods ended on or before the Effective Date for which Tax Returns have not yet been filed. The Seller has withheld and paid over all Taxes which the Seller is obligated to withhold from amounts paid or owing to any Employee, independent contractor,
Shareholder, creditor or other third party. All of the Seller's Taxes in respect of the Business have been paid or adequately provided for and the Seller and Shareholders know of no proposed additional tax assessment against the Seller not adequately reserved for in the Financial
Statements. There are no Liens on any of the assets of the Business that arose in connection with any failure (or alleged failure) to pay any Tax other than Liens for Taxes not yet due. The
Seller has furnished to the Buyer correct and complete copies of all notices and correspondence sent or received since Seller's organization by the Seller to or from any federal, state, local or foreign tax authority with respect to the Business. The Seller is not a party to any agreement with respect to the sharing or allocation of Taxes or Tax costs.

	SECTION 6.9.	Compliance with Law.  The operations of the
Business have been
conducted in accordance with all applicable laws, regulations, orders and other requirements of all courts and other governmental or regulatory authorities, domestic or foreign, having jurisdiction over Seller and its assets, properties and operations. Seller has not received notice of any violation of any such law, regulation, order or other legal requirement, and is not in default with respect to any order, writ, judgment, award, injunction or decree of any national, state or local court or governmental or regulatory authority or arbitrator, domestic or foreign, applicable to the Business or the Purchased Assets.

	SECTION 6.10.	Operation of the Business; Sufficiency of
Purchased Assets.  No part of
the Business is operated by Seller through any Person other than itself. Except as set forth below, the Seller has good and marketable title to, or valid leasehold interests in, all the
Purchased Assets and, upon consummation of the transactions contemplated by this Agreement, the Buyer will acquire good and marketable title to all the Purchased Assets, free and clear, on the Effective Date, of all Claims, Liens and objections or equities of any kind except for the Assumed
Liabilities. The Purchased Assets comprise all assets and services required for the continued conduct of the Business by the Buyer as now being conducted. The Purchased Assets are adequate for the purposes for which such assets are currently used or are held for use, and are in good repair and operating condition (subject to normal wear and tear) and there are no facts or conditions affecting the Purchased Assets which could, individually or in the aggregate, interfere with the use or operation thereof as currently used or operated, or their adequacy for such use.
Provided, however, that the parties acknowledge that, by letter to the Seller dated September 25,
1998, Louis Johnson stated that he has withdrawn the use of the name "Johnson" from Seller's or
Buyer's use in the Business. While Seller, on the advice of counsel, believes the Buyer will have the right to use the names "Johnson" and "Johnson Crushers International" in the Business, neither Seller nor the Shareholders warrant that Buyer will have the use of such names free and clear of any Claim or objection by Louis Johnson. Seller and each of the Shareholders agree to cooperate in all respects in Buyer's defense of any such Claim or objection by Louis Johnson, or in the prosecution of any Claim or objection by the Buyer against Louis Johnson as a result of his use of such names in a business similar to the Business. Further, Seller and the Shareholders agree that all reasonable expenses incurred by Buyer arising out of such defense or prosecution of Claims or objections shall be treated as expenses for purposes of computing the Earn-Out under Section 4.1(a) of this Agreement.

	SECTION 6.11.	Equipment and Machinery.  Schedule 6.11 sets
forth a substantially
complete and substantially correct list of each item of the Seller's Equipment and Machinery which shall be made complete and correct as of the Closing Date. The Seller has (or will have at the time of the Closing) good title, free and clear of all Claims, Liens, title defects and objections or equities of any kind to the Equipment and Machinery and other Purchased Assets owned by them except for the Assumed Liabilities. Except as set forth on Schedule 6.11, the Seller holds good and transferable leaseholds in all of the Equipment and Machinery leased by the Seller, in each case under valid and enforceable leases. Seller is not in default with respect to any item of Equipment and Machinery purported to be leased by it, and no event has occurred that constitutes or with due notice or lapse of time or both may constitute a default under any lease thereof.

	SECTION 6.12. Accounts Receivable. Schedule 6.12 sets forth a complete and correct list of all of Seller's Accounts Receivable, together with detailed information as to each such receivable which has been outstanding for more than thirty (30) days.

	SECTION 6.13.	Customers.  Schedule 6.13 sets forth the
names and addresses of all of
the Seller's customers as of June 30, 1998. None of the customers as of the date hereof has changed significantly, or, to the best knowledge of Seller, intends to terminate or change significantly its relationship with the Business. Schedule 6.13 shall be provided to Buyer at Closing.

	SECTION 6.14.	Licenses and Permits.  Schedule 6.14 sets
forth a true and complete list
of all of the licenses, permits, franchises, authorizations, registrations, approvals and certificates of occupancy (or their equivalent) issued or granted to the Seller with respect to the Business by the government of the United States or of any state, city, municipality, county or town thereof, or of any foreign jurisdiction, or any department, agency, board division, subdivision, audit group or procuring office, commission, bureau or instrumentality of any of the foregoing (the "Licenses and
Permits"), and all pending applications therefor. Except as set forth on Schedule 6.14, to the best knowledge of Seller, each of the Seller's Licenses and Permits has been duly obtained, is valid and in full force and effect, and is not subject to any pending or threatened administrative or judicial proceeding to revoke, cancel, suspend or declare such Licenses and Permits invalid in any respect.

	SECTION 6.15.	Litigation.  Except as set forth on Schedule
6.15, there are no Claims
pending or, to the best knowledge of Seller, threatened, before any national, state or local court or governmental or regulatory authority, domestic or foreign, or before any mediator or arbitrator of any nature, brought by or against Seller or its respective Shareholders, officers, directors, employees, agents or Affiliates involving, affecting or relating to the Business, the Purchased
Assets or the transactions contemplated by this Agreement, nor is any basis known to Seller or the Shareholders for any such Claim. Neither the Business nor the Purchased Assets are subject to any order, writ, judgment, award, injunction or decree of any national, state or local court or governmental or regulatory authority or arbitrator, domestic or foreign, that affects or might affect any of the Business or the Purchased Assets, or that would or might interfere with the transactions contemplated by this Agreement.

	SECTION 6.16.	Contracts.  To the best of Seller's
knowledge, Schedule 6.16 sets forth a
complete and correct list of Seller's contracts, agreements and other instruments and arrangements (whether written or oral) (a) by which any of the Purchased Assets are bound or affected, or (b) to which Seller or any Shareholder is a party or by which it is bound, in connection with the Business or the Purchased Assets (the "Contracts"), including but not limited to: (i) arrangements with customers in which the value of the goods sold or service performed does or will exceed $5,000 or extend more than three months; (ii) leases, licenses, permits, insurance policies and other arrangements concerning or relating to real estate; (iii) employment, consulting, collective bargaining or other similar arrangements relating to or for the benefit of current, future or former employees, agents, and independent contractors or consultants; (iv) agreements and instruments relating to the borrowing of money or obtaining of or extension of credit; (v) brokerage or finder's agreements; (vi) contracts involving a sharing of profits or expenses of the Business;
(vii) acquisition or divestiture agreements; (viii) service agreements, manufacturer's representative agreements, dealer agreements or distributorship agreements; (ix) arrangements limiting or restraining Seller with respect to the Business from engaging or competing in any lines of business or with any Person; and (x) any other agreements or arrangements material to the
Business.

	All of the Contracts are in full force and effect and are valid, binding and enforceable against the parties thereto in accordance with their terms. Seller has and, to the best knowledge of Seller, each other party to the Contracts has, performed all obligations required to be performed by it to date under, and are not in default or delinquent in performance, status or any other respect
(claimed or actual) in connection with, the Contracts, and no event has occurred which, with due notice or lapse of time or both, would constitute such a default. The enforceability of the
Contracts will not be affected in any manner by the execution, delivery and performance of this
Agreement. To the best knowledge of Seller, the Seller has delivered to the Buyer or its representatives true and complete originals or copies of all the Contracts.

	SECTION 6.17.	Labor Matters.  Except as set forth in
Schedule 6.17, Seller is not (i) a
party to any employment agreements with employees that are not terminable at will, or that provide for the payment of any bonus or commission, (ii) a party to any agreement, policy or practice that requires it to pay termination or severance pay to salaried, non-exempt or hourly employees of the Business (other than as required by law, (iii) a party to any collective bargaining agreement or other labor union contract applicable to employees of the Business nor does Seller know of any activities or proceedings of any labor union to organize any such employees, and (iv) a party to or subject to any conciliation agreements, consent decrees or settlements with respect to the Business or its employees.

	Except as set forth in Schedule 6.17: (i) the Seller is in compliance with all applicable laws relating to employment and employment practices, wages, hour, and terms and conditions of employment in each case relating to the Business, (ii) there is no unfair labor practice charge or complaint pending before the National Labor Relations Board ("NLRB") relating to the Business, or, to the best knowledge of Seller, threatened against any of the Business, (iii) there is no labor strike, material slowdown or material work stoppage or lockout pending or, to the best knowledge of Seller, threatened against or affecting the Business, and Seller has not experienced any strike, slowdown or work stoppage, lockout or other collective labor action by or with respect to employees of the Business, (iv) there is no representation, Claim or petition pending before the
NLRB or any similar agency and no question concerning representation exists relating to the employees of the Business, (v) there are no charges with respect to or relating to the Business pending before the Equal Employment Opportunity Commission or any other federal, state or local agency responsible for the prevention of unlawful employment practices, and (vi) Seller has not received notice from any national, state or local agency responsible for the enforcement of labor or employment laws of an intention to conduct an investigation of it relating to the Business and no such investigation is in progress.

	Seller has previously provided Buyer with copies of all employee manuals, policies, procedures and work-related rules that apply to employees of the Business.

	SECTION 6.18.	Employee Plans.  Except as set forth in
Schedule 6.18, Seller does not
maintain or have any obligation to contribute to any pension, savings, retirement, health, life, disability, other insurance, severance, bonus, incentive compensation, stock option or other equity-based or other employee benefit or fringe benefit plans with respect to the Business
(collectively referred to herein as the "Plans"). Seller has incurred no liability under Title IV of ERISA or Section 412 of the Code, except for any such liability which has been satisfied in full, and no events have occurred and no circumstances exist that could reasonably be expected to result in any such liability to Seller.

	SECTION 6.19.	Insurance.  Schedule 6.19 lists all fire,
theft, casualty, liability and other
insurance policies insuring Seller or its properties or interests therein, specifying with respect to each such policy the name of the insurer, the risk insured against, the limits of coverage, the deductible amount (if any), the premium rate and the date through which coverage will continue by virtue of premiums already paid. The Seller shall maintain the coverage under all policies listed in
Schedule 6.19 in full force and effect through the Effective Date, shall comply with Section 8.13 below, and shall also assist Buyer with arrangements to have ownership of all of Seller's insurance transferred to Buyer as of the Effective Date.

	SECTION 6.20.	Environmental Matters.  For the purposes of
this Section 6.20 only,
"knowledge" means: (1) actual knowledge at any time or (2) knowledge that would exist upon reasonable inquiry while the Real Property was under Seller's control. To Seller's knowledge, the
Real Property, and all uses and conditions of the Real Property and the Business, have been and are in compliance with all Environmental Laws, and neither the Seller nor the Shareholders have received any notice of violation or other communication or have knowledge of any facts or circumstances concerning any alleged violation or liability arising under any Environmental Law with respect to the Real Property or the Business or any use or condition thereof. To Seller's knowledge, all Licenses and Permits, if any, required under all Environmental Laws have been obtained and maintained in effect for the Business and the Purchased Assets. To Seller's knowledge, Seller has not performed or suffered any act which would give rise to, or has otherwise incurred, liability to any Person under the Comprehensive Environmental Response,
Compensation and Liability, Act, 42 U.S.C. 9601 et seq ("CERCLA") or any other Environmental
Law, nor has Seller received notice of any such liability or any Claim therefor or submitted notice pursuant to Section 103 of CERCLA to any governmental agency nor provided information in response to a request for information pursuant to Section 104(e) of CERCLA or any analogous state or local information gathering authority. To Seller's knowledge, as of the date hereof, and as of the Effective Date, no Hazardous Substance has been released, placed, dumped or otherwise come to be located on, at, beneath or near any of the properties presently or previously owned or leased by Seller or any surface waters or ground waters thereon or thereunder; provided, however, that Buyer acknowledges receiving notice from Seller of remediation activities previously conducted by Cedar Rapids in connection with a tank removal on the property currently leased by
Seller and located at 3440 Franklin Blvd., Eugene, Oregon. Except as aforesaid and as set forth in Schedule 6.20, as of the date hereof, and as of the Effective Date, to Seller's knowledge there have been and are no above-ground or underground storage tanks or asbestos-containing materials located at or within the properties presently or previously owned or leased by Seller. To
Seller's knowledge, as of the date hereof, and as of the Effective Date, no properties owned or leased (or previously owned or leased, if any) by the Seller are identified or proposed for listing on the National Priorities List under 40 C.F.R. 300 Appendix B, the Comprehensive Environmental
Response Compensation and Liability Inventory System ("CERCLIS") or any analogous list of any state or foreign government and Seller, as of the date hereof, and as of the Effective Date, has no knowledge of any conditions on such properties which, if known to a governmental authority, would qualify such properties for inclusion on any such list. The Seller has furnished the Buyer with copies of all environmental studies, assessments or reports, if any, with respect to the
Business. To Seller's knowledge, as of the date hereof, and as of the Effective Date, none of the properties leased or previously owned or leased by Seller, or any current or previous business operations conducted by Seller, are the subject of any investigation respecting any violation of any
Environmental Law, or any releases of Hazardous Substances into any surface water, ground water, drinking water supply, land surface or subsurface strata, or ambient air. Seller has not reported any material violation of any applicable Environmental Law to any governmental authority. To Seller's knowledge, Seller has not sent, transported, or directly arranged for the transport of any garbage, solid waste or Hazardous Substance, whether generated by it or another Person to any site listed on the National Priorities List or proposed for listing on the
National Priorities List or to a site included on the CERCLIS list, or any state list of sites requiring investigation or remedial action as a result of environmental issues. To Seller's knowledge, as of the date hereof, and as of the Effective Date, there is not now, nor has there ever been on or in any properties previously leased or owned by Seller, any generation, treatment, recycling, storage or disposal of any hazardous waste, as that term is defined under 40 C.F.R. Part 261 or any state equivalent. Seller has, from time to time maintained and utilized certain Hazardous Substances in the ordinary course of its business and, to Seller's knowledge, the storage and use of any and all such substances have been in compliance with all applicable Environmental Laws.

	SECTION 6.21.	Shareholders.  Each Shareholder is the
lawful record and beneficial
owner of the number of shares of Seller's capital stock set opposite his name on Schedule 6.21, free and clear of any liens, claims, encumbrances or any restrictions of any kind, and all such shares are validly issued and outstanding.

	SECTION 6.22.	Solvency.  Seller is not insolvent and will
not be rendered insolvent as a
result of the sale and transfer of the Purchased Assets to Buyer and the consummation of the transactions contemplated by this Agreement.

	SECTION 6.23.	Absence of Undisclosed Liabilities.  To the
best of Seller's knowledge,
Seller and each Shareholder have no potential or existing liabilities or obligations with respect to the Business, either direct or indirect, matured or unmatured or absolute, contingent or otherwise, except those liabilities or obligations set forth on the June and October Statements. For purposes of this Agreement, the term "liabilities" shall include, without limitation, any direct or indirect indebtedness, guaranty, endorsement, claim, loss, damage, deficiency, cost, expense, obligation or responsibility, fixed or unfixed, known or unknown, asserted or unasserted, choate or inchoate, liquidated or unliquidated, secured or unsecured.

	SECTION 6.24.	Books of Account.  The books, records and
accounts of Seller maintained
with respect to the Business accurately reflect, in reasonable detail, the transactions and the assets and liabilities of Seller with respect to the Business. Seller has not engaged in any transaction with respect to the Business, maintained any bank account for the Business or used any of its funds in the conduct of the Business except for transactions, bank accounts and funds which have been and are reflected in the normally maintained books and records of the Business.

	SECTION 6.25.	Intellectual Property Matters.  Schedule
6.25 sets forth the correct and
complete list of (i) all patents, trademarks, trade names and registered copyrights owned by the
Seller or any Shareholder and used in the Business (collectively, the "Proprietary Intellectual
Property") and (ii) all patents, trademarks, trade names, copyrights, technology and processes used by the Seller pursuant to a license or other right granted by a third party (collectively, the
"Licensed Intellectual Property", and together with the Proprietary Intellectual Property herein referred to as "Intellectual Property"). The Seller owns, or has the right to use pursuant to valid and effective agreements, all Intellectual Property, and the consummation of the transactions contemplated hereby will not alter or impair any such rights. No claims are pending or, to the best knowledge of Seller, threatened against the Seller by any person with respect to the use of any Intellectual Property or challenging or questioning the validity of the effectiveness of any license or agreement relating to the same. The current use by Seller of the Intellectual Property does not infringe on the rights of any person. There are no pending claims or charges brought by the Seller against any person with respect to the use of any Intellectual Property or the enforcement of any of the Seller's rights relating to the Intellectual Property.

	SECTION 6.26.	Real Property.  The Real Property is
currently zoned so as to allow Seller
to conduct the Business as it is presently conducted and, to the best knowledge of Seller, there are no threatened changes in such zoning. Seller has not assigned, transferred, conveyed, leased, subleased, licensed, mortgaged, deeded in trust or encumbered any interest in the Real
Property; except as set forth in Schedule 6.14, all facilities located on the Real Property have received all approvals of governmental authorities (including Licenses and Permits) required in connection with the operation thereof and have been operated and maintained in accordance with applicable laws, rules and regulations; and all facilities located on the Real Property are supplied with utilities and other services necessary for the operation of said facilities after the Effective
Date, have adequate ingress and egress and there are no pending, or to the best knowledge of
Seller, threatened condemnation, proceedings or other actions or events which would limit or otherwise threaten ingress, egress or access to the facilities.

	SECTION 6.27	Year 2000 Compliance.  To the best knowledge
of Seller, the computer
software, computer hardware (whether general or specific purpose), imbedded microcontrollers in non-computer equipment, and other similar and related items of automated, computerized, or software systems (collectively, "Information Technology") that are used or relied on by the Seller in the conduct of the Business, is designed to be used prior to, during, and after the calendar year
2000 A.D., and the Information Technology used during each such time period will accurately receive, provide and process date/time data (including, but not limited to, calculating, comparing and sequencing) from, into and between the twentieth and twenty-first centuries, including the years 1999 and 2000, and leap-year calculations and will not malfunction, cease to function, or provide invalid or incorrect results as a result of date/time data, to the extent that other Information
Technology, used in combination with the Information Technology of the Seller, properly exchanges date/time data with it.

	SECTION 6.28.	Accuracy of Information.  No
representations, warranties or statements made by the Seller in this Agreement, in the schedules and exhibits hereto or in any other document delivered to the Buyer in connection with the transactions contemplated by this
Agreement, contain any untrue statement of a material fact or omit to state any material fact necessary in order to make any of such representations, warranties or statements, in light of the circumstances under which they were made, not misleading. All information relating to the
Business that is known or would on reasonable inquiry be known to Seller and that may be material to a purchaser of the Purchased Assets has been disclosed in writing to the Buyer and any such information arising on or before the Effective Date will forthwith be disclosed in writing to the Buyer.


	ARTICLE 7

	REPRESENTATIONS AND WARRANTIES OF THE BUYER

	The Buyer hereby represents and warrants to the Seller as follows:

	SECTION 7.1.	Corporation Organization.  The Buyer is a
corporation duly organized and
validly existing under the laws of the State of Tennessee, and has all requisite corporate power and authority to own its properties and assets and to conduct its businesses as now conducted.

	SECTION 7.2.	Authorization and Validity of Agreements.
The Buyer has all requisite
corporate power and authority to enter into this Agreement and the other agreements and instruments delivered by the Buyer under this Agreement and to carry out its obligations hereunder and thereunder. The execution and delivery of this Agreement and the other agreements and instruments delivered by the Buyer under this Agreement and the performance of the Buyer's obligations hereunder and thereunder have been duly authorized by all necessary corporation action by the board of directors of the Buyer, and no other corporate proceedings on the part of the Buyer are necessary to authorize such execution, delivery and performance. This
Agreement and the other agreements and instruments delivered by the Buyer under this
Agreement have been duly executed by the Buyer and constitute its legal, valid and binding obligations, enforceable against it in accordance with their respective terms.

	SECTION 7.3.	No Conflict or Violation.  The execution,
delivery and performance by the
Buyer of this Agreement and the other agreements and instruments delivered by the Buyer under this Agreement do not and will not violate or conflict with any provision of the Organizational
Documents of the Buyer and do not and will not violate any provision of law, or any order, judgment or decree of any court or other governmental or regulatory authority, nor violate nor will result in a breach of or constitute (with due notice or lapse of time or both) a default under any contract, lease, loan agreement, mortgage, security agreement, trust indenture or other agreement or instrument to which the Buyer is a party or by which it is bound or to which any of its properties or assets is subject.


	ARTICLE 8

	COVENANTS OF THE SELLER

	SECTION 8.1	Conduct of Business Before the Effective Date.

		(a)	Without the prior written consent of the Buyer,
between the date hereof
and the Effective Date, Seller shall not, except as required or expressly permitted pursuant to the terms hereof (in each case with respect to the Business):

			(i)	make any sale, transfer, or other conveyance
of the Purchased
Assets or any part thereof, except transactions pursuant to the Contracts, dispositions of worn-out or obsolete Equipment and Machinery for fair or reasonable value or otherwise in the ordinary course of business consistent with past practice;

			(ii) subject any of the Purchased Assets to any Lien;

			(iii) take any action that would cause any of the representations and warranties made by it in this Agreement not to remain true and correct;

			(iv)	write down or write off as uncollectible any
Accounts Receivable
except in the ordinary and regular course of business, consistent with past practice;

			(v)  settle, release or forgive any Claim or
litigation or waive any right thereto with respect to the Business;

			(vi)  make, enter into, modify, amend in any
material respect or terminate
any of the Contracts, bids or expenditures with respect to the Business involving an expenditure of more than $5,000;

			(vii) make, change or revoke any election or method of accounting with respect to Taxes affecting or relating to the Business;

			(viii) enter into, or permit to be entered into, any closing or other agreement or settlement with respect to Taxes affecting or relating to the Business, or

			(ix)	 amend its Certificate of Incorporation or Bylaws;

			(x) redeem, purchase or otherwise acquire any shares of the capital stock or other securities of the Seller or rights or obligations convertible into and exchangeable for any shares of the capital stock or other securities of the Seller or obligations convertible into such, or any options, warrants or other rights to purchase or subscribe to any of the foregoing;

			(xi)  acquire or enter into any agreement to
acquire, by merger,
consolidation or purchase of stock or assets, any business or entity; and

			(xii)  commit to do any of the foregoing.

		(b)	From and after the date hereof through the Effective Date, Seller shall:

			(i) carry on the Business in the ordinary and regular course of business, consistent with past practice and in substantially the same manner as heretofore conducted;

			(ii) use its best efforts to preserve intact the corporate existence, good will and business organization of the Seller, to keep the officers and employees of the
Seller available to the Buyer and to preserve the relationships of the Seller with suppliers, customers and others having business relations with any of them;

			(iii)  continue to maintain, in all material
respects, the Purchased Assets
in accordance with present practice in a condition suitable for their current use;

			(iv)	 file, when due or required, national,
state, foreign and other Tax
Returns required to be filed and pay when due all Taxes, unless the validity thereof is contested in good faith and by appropriate proceedings diligently conducted;

			(v) keep the Files and Records in the ordinary course of business consistent with past practice;

			(vi)	 provide to the Buyer all regular financial
reports distributed,
which shall, at a minimum, include monthly (A) balance sheets, (B) reconciliations of bank accounts, (C) summary of monthly updated customer account status reports, and
(D) monthly gross revenues and expenses (i.e., a profit and loss statement); and

			(vii) notify the Buyer no later than three (3) Business Days following the date of any notice or other communication from any governmental or regulatory authority, in connection with the transactions contemplated by this Agreement.

	SECTION 8.2.	Consents and Approvals.  Between the date
hereof and the Effective
Date, Seller (a) shall, at its cost and expense, use its reasonable best efforts to obtain all necessary consents, waivers, and approvals of any party including, without limitation, any lessors or owners of Real Property or any governmental and regulatory authorities, and of all other
Persons required in connection with the execution, delivery and performance by it of this
Agreement, and (b) shall diligently assist and cooperate with the Buyer in preparing and filing all documents, including permit, transfers, modifications and applications required to be submitted by the Buyer to any governmental or regulatory authority, in connection with such transactions and in obtaining any governmental consents, waivers, authorizations or approvals which may be required to be obtained by the Buyer in connection with such transactions (which assistance and cooperation shall include without limitation timely furnishing to the Buyer determines is required to be included in such documents or would be helpful in obtaining any such consent, waiver, novation, authorization or approval).

	SECTION 8.3	Access to Properties and Records.  Seller shall
afford to the Buyer, and
to the accountants, counsel, agents and representatives of the Buyer, upon reasonable notice, full access during normal business hours throughout the period from the date hereof through the
Effective Date (or the earlier termination of this Agreement pursuant to Article 15) to all properties, books, Contracts and Files and Records (including but not limited to Tax Returns and correspondence with accountants) of the Seller relating to the Business and, during such period, shall furnish promptly to the Buyer all other information concerning the Business and any of the Seller's properties and personnel as the Buyer may reasonably request; provided, that no investigation or receipt of information pursuant to this Section 8.3 shall qualify any representation or warranty of the Seller or the conditions to the obligations of the Buyer. The Seller shall afford to the Buyer full access to the Business, all operations of the Business and to all the Purchased
Assets throughout the period from the date hereof through the Effective Date. In addition to the foregoing, the Seller shall provide to the Buyer all environmental studies and reports, if any, pertaining to the Business or the Purchased Assets and Seller acknowledges that the Buyer's investigation pursuant to this Section 8.3 may include without limitation testing of the soil, groundwater, building components, tanks and other equipment.

	SECTION 8.4.	Acquisition Proposals.  During the period
prior to the Effective Date,
neither the Seller nor any of their respective officers, shareholders, directors, employees or agents shall, directly or indirectly, through any officer, shareholder, director, agent, representative
(including, without limitation, investment bankers, attorneys and accountants) or otherwise, (i) solicit, initiate or encourage submission of inquiries, proposals or offers from any person, corporation, partnership or other entity or group other than the Buyer (a "Third Party"), relating to any acquisition or purchase of all or a portion of the Purchased Assets or any equity interest in the Seller; or (ii) participate in any discussions or negotiations regarding, or furnish to any Third Party any information with respect to, or otherwise cooperate in any way with, or assist or participate in, facilitate or encourage, any effort or attempt by any Third Party to do or seek any of the foregoing.
The Seller shall promptly notify the Buyer if any such proposal or offer, or any inquiry or contact with any Third Party with respect thereto, is made, and shall in any such notice set forth in reasonable detail the identity of the Third Party and the terms and conditions of such inquiry, proposal or offer.

	SECTION 8.5.	Further Assurances.  Without limiting the
provisions of Section 8.5 hereof,
at any time prior to five (5) years from the Effective Date, upon the request of the Buyer at any time after the Effective Date, the Seller and the Shareholders shall execute and deliver, without any payment by the Buyer, such further instruments of assignment, transfer, conveyance, endorsement, direction or authorization and other documents as the Buyer or its counsel may request to perfect title of the Buyer and its successors and assigns to the Purchased Assets or otherwise to effectuate the purposes of this Agreement.

	SECTION 8.6.	Best Efforts.  Subject to the terms and
conditions set forth in this
Agreement, the Seller shall use its reasonable best efforts to take, or cause to be taken, all action, and to do, or cause to be done, all things necessary, proper or advisable consistent with applicable law to consummate and make effective in the most expeditious manner practicable the transactions contemplated hereby.

	SECTION 8.7.	Employment Agreements.  On or before the
Closing Date, each of the
Shareholders shall execute an Employment Agreement with Buyer's designee in form substantially similar to that attached hereto as Exhibit 8.7.

	SECTION 8.8.	Non-Solicitation of Employees.  The Seller
and the Shareholders and
each Affiliate of the Seller or the Shareholders acknowledges and agrees that the value to the Buyer of the transactions contemplated by this Agreement would be substantially diminished if the
Seller or any of their Affiliates were to solicit the employment of certain employees of the Seller who are employed in the Business. The Seller and the Shareholders agree, for the five (5) year period commencing on the Effective Date, not to make, offer, solicit or induce any person who was, on the date hereof, an employee of the Seller to enter into any written or oral arrangement, agreement or understanding regarding employment or retention as a consultant without the prior written consent of the Buyer.

	SECTION 8.9.	Notice of Breach.  Through the Effective
Date, the Seller and each
Shareholder shall promptly give the Buyer written notice with particularity upon having knowledge of any matter that may constitute a breach of any representation, warranty, agreement or covenant contained in this Agreement.

	SECTION 8.10.	Assignment of Contracts and Warranties.  At
the Closing and effective as
of the Effective Date, the Seller shall assign to the Buyer all its rights under the Contracts specifically designated by the Buyer to the Seller. Notwithstanding the foregoing, this Agreement shall not constitute an agreement to assign or transfer any Contract if an assignment or transfer or an attempt to make such an assignment or transfer without the consent of a third party would constitute a breach or violation thereof or affect adversely the rights of the Buyer or Seller thereunder; and any transfer or assignment to the Buyer by Seller of any interest under any such
Contract that requires the consent or approval of a third party shall be made subject to such consent or approval being obtained. In the event any such consent or approval is not obtained on or prior to the Closing Date and the Buyer waives as of the Closing Date the condition that such consent or approval be obtained, the Seller shall continue to use all reasonable efforts to obtain any such consent or approval after the Closing Date until such time as such consent or approval has been obtained, and Seller will cooperate with the Buyer in any lawful arrangement to provide that the Buyer shall receive the interest of Seller in the benefits under any such Contract;
provided, however, that the Buyer shall undertake to pay or satisfy the corresponding liabilities for the enjoyment of such benefit to the extent the Buyer would have been responsible therefor hereunder if such consent or approval had been obtained as of the Closing Date. Except with respect to Assumed Liabilities, the Seller shall pay and discharge, and shall indemnify and hold the Buyer harmless from and against, any and all out-of-pocket costs of seeking to obtain or obtaining any such contractual consent or approval whether before or after the Closing Date.
Nothing in this Section 8.10 shall be deemed a waiver by the Buyer of its right to have received on or before the Closing Date an effective assignment of all of the Contracts it has requested be assigned to it nor shall this Section 8.10 be deemed to constitute an agreement to exclude any
Contracts from the terms of this Agreement.

	SECTION 8.11.	Bulk Sales Compliance.  Buyer and Seller
hereby waive compliance with
the "Bulk Transfer" provisions of the Uniform Commercial Code and any other applicable bulk sales laws of any state with respect to the transactions contemplated by this Agreement. Seller agrees to indemnify and hold Buyer harmless from any Claims relating to the failure to comply with such laws.

	SECTION 8.12.	Use of Name.  Except to the extent
reasonably necessary to permit Seller
to defend itself from any pending or future Claim for which it is obligated to provide a defense hereunder, if any, as of the Effective Date, Seller shall cease using the names "Johnson Crushers
International" and "JCI" without the prior written approval of Buyer. Accordingly, Seller shall amend its charter effective as of the Effective Date to eliminate such names and any confusingly similar names from its corporate name. Seller shall deliver such amendment to Buyer at Closing.

	SECTION 8.13.	Insurance Coverage.  Effective no later than
the Closing Date, Seller
shall cause Buyer to be named as an additional insured with respect to the policies of insurance described on Schedule 6.19 and, at Closing, shall furnish Buyer with certificates of insurance evidencing such insurance coverage.

	SECTION 8.14.	Discharge of Business Obligations.  On or
before the Closing Date, Seller
shall pay and discharge all Excluded Liabilities. Provided, however, that in the case of those Excluded Liabilities not known at the Closing Date, Seller shall immediately pay and discharge such Excluded Liabilities upon Seller's knowledge thereof. Seller shall indemnify and hold Buyer harmless from any Claims relating to the failure to pay and discharge such Excluded Liabilities.

	SECTION 8.15.	Payments Received.  Seller and Buyer each
agree that after the Closing
they will hold and will promptly transfer and deliver to the other, from time to time as and when received by them, any cash, checks with appropriate endorsements (using their best efforts not to convert such checks into cash), or other property that they may receive on or after the Closing which properly belongs to the other party including, without limitation, any insurance proceeds.
After the Closing, Buyer shall have the right and authority to endorse without recourse the name of Seller on any check or any other evidences of indebtedness received by Buyer on account of the Business and the Purchased Assets transferred to Buyer hereunder.

	SECTION 8.16.	Inquiries.  After the Effective Date, Seller
will promptly refer all inquiries
with respect to ownership of the Purchased Assets or the Business to Buyer.


	ARTICLE 9

	COVENANTS OF THE BUYER

	SECTION 9.1.	Actions Before the Effective Date.  Prior to
the Effective Date, the Buyer
shall not take any action which shall cause it to be in breach of any of its representations, warranties, covenants or agreements contained in this Agreement.
The Buyer shall use its
reasonable efforts to perform all obligations and satisfy all conditions to Closing to be performed or satisfied by the Buyer under this Agreement as soon as practicable, but in no event later than the Closing Date.

	SECTION 9.2.	Consents and Approvals.  The Buyer shall, at
its cost and expense, use
its reasonable efforts to obtain all necessary consents and approvals of third parties required to be obtained by the Buyer to effect the transactions contemplated by this Agreement.

	SECTION 9.3.	Best Efforts.  Subject to the terms and
conditions set forth in this
Agreement, the Buyer shall use its reasonable best efforts to take, or cause to be taken, all action, and to do, or cause to be done, all things necessary, proper or advisable consistent with applicable law to consummate and make effective in the most expeditious manner practicable the transactions contemplated hereby.

	SECTION 9.4.	Notice of Breach.  Through the Effective
Date, the Buyer shall promptly
give Seller written notice with particularity upon having knowledge of any matter that may constitute a breach of any representation, warranty, agreement or covenant contained in this
Agreement.


	ARTICLE 10

	EMPLOYEES AND EMPLOYEE PLANS

	SECTION 10.1.	Offer of Employment.  The Buyer may, but
shall not be required to, offer
employment to non-Shareholder individuals who are employees of the Business effective as of the
Effective Date ("Employees") in accordance with Buyer's normal hiring practices. Seller shall cooperate with all requests made by the Buyer for the purpose of facilitating the Buyer's hiring of such Employees. For purposes of this Agreement, "Transferred Employees" shall mean all such
Employees to whom employment is offered as provided above and who accept employment with the Buyer, including without limitation those on medical, disability or other leave of absence, provided that Employees on leave shall not be considered Transferred Employees until the date on which each such Employee is released by the Employee's physician to return to work and the Employee actually returns to work. Seller shall be responsible for giving any notices required under the Worker Adjustment and Retraining Notification Act ("WARN") to employees of the
Business terminated on or prior to the Effective Date, and who do not immediately become
Transferred Employees. Seller shall terminate its 401(k) retirement plan effective as of the
Effective Date, and shall take appropriate action to obtain Internal Revenue Service approval of such termination.

	SECTION 10.2.	Rights.  Nothing herein expressed or implied
shall confer upon any
Transferred Employee or other non-Shareholder employee or former employee of the Seller or legal representatives thereof, any rights or remedies, including without limitation any right to employment or continued employment for any specified period, of any nature or kind whatsoever, or any right to specific terms or conditions of employment (including rate of pay, fringe benefits or position) under or by reason of this Agreement.


	ARTICLE 11

	TAXES

	SECTION 11.1.	Taxes.  The Buyer shall timely pay any and
all sales, use, transfer, or
similar Taxes ("Transfer Taxes") which result from the transfer of the Purchased Assets, Assumed
Liabilities or the Business pursuant to this Agreement and shall prepare and file any related Tax
Returns required to be filed in connection with the payment of such Transfer Taxes on a timely basis.

	SECTION 11.2.	Cooperation on Tax Matters.  The Buyer and
the Seller agree to furnish
or cause to be furnished to each other, as promptly as practicable, such information and assistance relating to the Business as is reasonably necessary for the preparation and filing of any Tax Return, Claim for refund or other required or optional filings relating to tax matters, for the preparation for and proof of facts during any tax audit, for the preparation for any tax protest, for the prosecution or defense of any suit or other proceeding relating to tax matters and for the answer to any governmental or regulatory inquiry relating to tax matters.

	The Buyer agrees to retain possession of all accounting, business, financial and tax records and information (i) relating to the Business in existence on the Effective Date transferred to the Buyer hereunder and (ii) coming into existence after the Effective Date which relate to the Business prior to or on the Effective Date, for the period not to exceed six (6) years from the Effective Date. In addition, from and after the Effective Date, the Buyer agrees that it will not unreasonably withhold access by the Seller and its attorneys, accountants and other representatives (after reasonable notice and during normal business hours and with reasonable charge, except no charge shall be owed for access to 1998 payroll and income tax matters), to such personnel, books, records, documents and any or all other information relating to the
Business as the Seller may reasonably deem necessary to properly prepare for, file, prove, answer, prosecute or defend any such Tax Return, filing, audit, protest, Claim, suit, inquiry or other proceeding. Such access shall include without limitation access to any computerized information retrieval systems relating to the Business.

	SECTION 11.3.	Allocation of Purchase Price and Purchase
Price Allocation Forms.  The
Buyer and the Seller shall have prepared a preliminary allocation of the Purchase Price and the
Assumed Liabilities among the Purchased Assets (any agreed allocation hereinafter referred to as the "Allocation") prior to the Closing Date. The Buyer and the Seller agree that the final Allocation shall be made pursuant to the following procedure: after Payment of the Purchase Price, the
Buyer shall deliver to the Seller an allocation of the Purchase Price and Assumed Liabilities among the Purchased Assets ("Buyer's Appraisal"). The Seller shall accept and agree to the
Allocation unless such Allocation is manifestly unreasonable, in which case the Seller shall deliver written notice to the Buyer within 30 days after the Seller's receipt of the Buyer's Appraisal. If the Seller so objects to the Allocation based upon the Buyer's Appraisal, the Seller and the Buyer shall prepare separate Allocations of the Purchase Price and Assumed Liabilities among the
Purchased Assets. The Buyer and the Seller further agree to act in accordance with the
Allocation, if any, in any Tax Returns or similar filings. In the event that any tax authority disputes the Allocation, if any, the Seller or the Buyer, as the case may be, shall promptly notify the other party of the nature of such dispute.

	SECTION 11.4.	Proration of Personal Property Taxes.
Personal property taxes and
assessments on the Purchased Assets shall be prorated between the Buyer and the Seller as of the Effective Date. All such prorations shall be allocated so that items relating to time periods ending on or prior to the Effective Date shall be allocated to the Seller and items relating to time periods beginning after the Effective Date shall be allocated to the Buyer. The amount of all such prorations shall be settled and paid on the Closing Date, provided that final payments with respect to prorations that are not able to be calculated as of the Closing Date shall be calculated and paid as soon as practicable thereafter.


	ARTICLE 12

	INDEMNIFICATION

	SECTION 12.1.	Indemnification by the Seller and the
Shareholders.  Notwithstanding the
Closing or the delivery of the Purchased Assets and regardless of any investigation at any time made by or on behalf of the Buyer or of any knowledge or information that the Buyer may have, the Seller and the Shareholders shall jointly and severally indemnify and fully defend, save and hold the Buyer, any Affiliate of the Buyer and their respective directors, officers, shareholders, employees, agents and attorneys (the "Buyer Indemnitees") harmless if any Buyer Indemnitee shall at any time suffer any damage, liability, loss, cost, expense (including all reasonable attorneys', experts' and consultants' fees), deficiency, interest, penalty, impositions, assessments or fines (collectively, "Losses") arising out of or resulting from, or shall pay or become obliged to pay any sum on account of, Seller's Event of Breach. As used herein, "Seller's Event of Breach" shall be and mean any one or more of the following:

	(a)	any material untruth or inaccuracy in any representation
of Seller or any
Shareholder or the breach of any warranty of Seller or any Shareholder, including, without limitation, any material misrepresentation in, or omission from, any statement, certificate, schedule, exhibit, annex or other document furnished pursuant to this Agreement by Seller (or its representatives) to the Buyer (or any representative of the Buyer) and any material misrepresentation in or omission from any document furnished to the Buyer in connection with the transaction contemplated by this Agreement;

	(b)	any failure of Seller or any Shareholder duly to perform
or observe any term,
provision, covenant, agreement or condition contained in this Agreement on the part of such Seller or such Shareholder to be performed or observed; and

	(c)	any Claim or cause of action by any party against any
Buyer Indemnitee with respect to the Excluded Liabilities.

	SECTION 12.2.	Indemnification by the Buyer.
Notwithstanding the Closing or the delivery of the Purchased Assets, the Buyer shall indemnify and fully defend, save and hold the Seller and the Shareholders, any Affiliate of Seller, and their respective directors, officers, employees, agents and attorneys (the "Seller Indemnitees"), harmless if Seller Indemnitees shall at any time or from time to time suffer any Losses arising out of or resulting from, or shall pay or become obligated to pay any sum on account of, any Buyer's Event of Breach. As used herein, "Buyer's Event of
Breach" shall be and mean any one or more of the following:

	(a) any untruth or inaccuracy in any representation of the Buyer or the breach of any warranty of the Buyer contained in this Agreement,

	(b) any failure of the Buyer duly to perform or observe any term, provision, covenant, agreement or condition contained in this Agreement on the part of the Buyer to be performed or observed, and

	(c) any Claim or cause of action by any party against Seller Indemnitee with respect to Assumed Liabilities.

	SECTION 12.3.	Procedures for Indemnification.  If a
Seller's Event of Breach or a Buyer's
Event of Breach (a "Party's Event of Breach") occurs or is alleged and a Buyer or a Seller
Indemnitee (a "Party Indemnitee") asserts that the other party has become obligated to it pursuant to Section 12.1 or 12.2, or if any Claim is begun, made or instituted as a result of which the other party may become obligated to a Party Indemnitee hereunder, such Party Indemnitee shall give prompt notice to the other party. The Party Indemnitee shall permit the other party (at its expense) to assume the defense of any Claim; provided, however, that
(a) the counsel for the
other party who shall conduct the defense shall be reasonably satisfactory to the Party
Indemnitee, (b) the Party Indemnitee may participate in such defense at its expense, and (c) the omission by the Party Indemnitee to give notice as provided herein shall not relieve the other party of its indemnification obligation except to the extent that such omission results in a failure of actual notice to the other party and the other party is materially damaged as a result of such failure to give notice. Except with the prior written consent of the Party Indemnitee, the other party shall not, in the defense of any such Claim, consent to entry of any judgment or enter into any settlement that provides for injunctive or other nonmonetary relief affecting the Party Indemnitee or that does not include as an unconditional term thereof the giving by each claimant or plaintiff to such Party Indemnitee of a release from all liability with respect to such Claim or litigation. In the event that the Party Indemnitee shall in good faith determine that the conduct of the defense of any Claim subject to indemnification hereunder or any proposed settlement of any such Claim by the other party might be expected to affect adversely the ability of the Party Indemnitee to conduct its business, or that the Party Indemnitee may have available to it one or more defenses or counterclaims that are inconsistent with one or more of those that may be available to the other party in respect of such Claim relating thereto, the Party Indemnitee shall have the right at all times to take over and assume control over the defense, settlement, negotiations or litigation relating to any such Claim at the sole cost of the other party (including without limitation reasonable attorneys' fees and disbursements and other amounts paid as the result of such
Claim); provided, however, that if the Party Indemnitee does so take over and assume control, the
Party Indemnitee shall not settle such Claim without the prior written consent of the other party, such consent not to be unreasonably withheld. In the event that the other party does not accept and continue the defense of any matter as provided above, the Party Indemnitee shall have the full right to defend against any such Claim and shall be entitled to settle or agree to pay in full such Claim.

	SECTION 12.4.	Specific Performance.  The parties
acknowledge that a refusal by another
party to consummate the transactions contemplated by this Agreement will cause irreparable harm to the non-breaching party for which there may be no adequate remedy at law and for which the ascertainment of damages would be difficult. Therefore, the non-breaching party shall be entitled to specific performance of this Agreement (in addition to, and without having to prove the inadequacy of, other remedies at law) and appropriate injunctive relief (without being required to post bond or other security).

	SECTION 12.5.	Indemnification Payments; Purchase Price
Adjustment.  Any losses or
damages required to be paid by the Seller under this Article 12 shall be satisfied by payment from the Seller and the Shareholders, or any one of them, in cash upon demand by the Buyer. Buyer and Seller shall have all statutory and common law rights of setoff regarding indemnification. The
Buyer and the Seller shall treat any payments under this Article 12 as an adjustment to the
Purchase Price for all federal, state and local income tax purposes.


	ARTICLE 13

	CONDITIONS PRECEDENT TO PERFORMANCE BY THE SELLER

	The obligations of the Seller to consummate the transactions contemplated by this
Agreement are subject to the fulfillment, at or before the Closing Date, of the following conditions, any one or more of which may be waived by the Seller in its sole discretion:

	SECTION 13.1.	Representations and Warranties of the Buyer.
The representations and
warranties of the Buyer contained in this Agreement shall be true and correct at and as of the date hereof, and shall be repeated and shall be true and correct on and as of the Closing Date with the same effect as though made on and as of the Closing Date.

	SECTION 13.2.	Performance of the Obligations of the Buyer.
The Buyer shall have
performed in all material respects all obligations required under this Agreement to be performed by the Buyer on or before the Closing Date.

	SECTION 13.3.	Consents and Approvals.  All consents,
waivers, authorizations and
approvals of any governmental or regulatory authority required or desired in connection with the execution, delivery and performance of this Agreement shall have been duly obtained and shall be in full force and effect on the Closing Date.

	SECTION 13.4.	No Violation of Orders.  No preliminary or
permanent injunction or other
order issued by any court or other governmental or regulatory authority, domestic or foreign, nor any statute, rule, regulation, decree or executive order promulgated or enacted by any governmental or regulatory authority, domestic or foreign, that declares this Agreement invalid or unenforceable in any respect or which prevents the consummation of the transactions contemplated hereby shall be in effect, and no action or proceeding before any court or regulatory authority, domestic or foreign, shall have been instituted or threatened by any government or governmental or regulatory authority, domestic or foreign, which seeks to prevent or delay the consummation of the transactions contemplated by this Agreement or which challenges the validity or unenforceability of this Agreement, and which in any such case has a reasonable likelihood of success in the opinion of counsel to the Seller.



	ARTICLE 14

	CONDITIONS PRECEDENT TO PERFORMANCE BY THE BUYER

	The obligations of the Buyer to consummate the transactions contemplated by this
Agreement are subject to the fulfillment, at or before the Closing
Date, of the following conditions,
any one or more of which may be waived by the Buyer in its sole discretion:

	SECTION 14.1.	Representations and Warranties of the
Seller.  The representations and
warranties of the Seller and the Shareholders contained in this Agreement shall be true and correct at and as of the date hereof, and shall be repeated and shall be true and correct in all material respects on and as of the Closing Date with the same effect as though made on and as of the Closing Date.

	SECTION 14.2.	Performance of the Obligations of the
Seller.  The Seller and the
Shareholders shall have performed in all material respects all obligations required under this
Agreement to be performed by it on or before the Closing Date.

	SECTION 14.3.	Consents and Approvals.  All consents,
waivers, novations,
authorizations and approvals of any party including without limitation any lessors or owners of Real Property or any governmental or regulatory authority (collectively, "Required Consents"), required or desired in connection with the execution, delivery and performance by the Seller and the Shareholders of this Agreement and the other agreements and instruments delivered by the
Seller and the Shareholders under this Agreement shall have been duly obtained and shall be in full force and effect on the Closing date.

	SECTION 14.4.	Authorization of Merger.  All corporate
action necessary by Seller to
authorize the execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby shall have been duly and validly taken.

	SECTION 14.5.	No Violation of Orders.  No preliminary or
permanent injunction or other
order issued by any court or governmental or regulatory authority, domestic or foreign, nor any statute, rule, regulation, decree or executive order promulgated or enacted by any governmental or regulatory authority, domestic or foreign, that declares this Agreement invalid in any respect or that prevents the consummation of the transactions contemplated hereby, or that materially and adversely affects the assets, properties, operations, prospects, net income or financial condition of the Business shall be in effect, and no action or proceeding before any court or governmental or regulatory authority, domestic or foreign, shall have been instituted or threatened by any governmental or regulatory authority, domestic or foreign, which seeks to prevent or delay the consummation of the transactions contemplated by this Agreement or which challenges the validity or enforceability of this Agreement, and which in any such case has a reasonable likelihood of success in the opinion of counsel to the Buyer.

	SECTION 14.6.	No Material Adverse Change.  During the
period from June 30, 1998
through the Closing Date, there shall not have been any material adverse change in the business, operations, prospects, or financial condition of any of the Business.

	SECTION 14.7.	Employment Agreements.  The Shareholders
shall have entered into
employment agreements with Buyer effective as of the Effective Date in substantially the form attached hereto as Exhibit 8.7.

	SECTION 14.8.	Opinion of Seller's Counsel.  The Buyer
shall have received an opinion of
Arnold Gallagher Saydack Percell & Roberts, P.C., dated the Closing
Date, substantially in form and substance attached hereto as Exhibit 14.8.

	SECTION 14.9.	Certificate.  The Seller shall furnish the
Buyer with a certificate of its
appropriate officers as to the compliance with the conditions set forth in Sections 14.1 through 14.6.

 	SECTION 14.10.	Other Closing Documents.  The Buyer shall
have received such
other certificates, instruments and documents in confirmation of the representations and warranties of the Seller or in furtherance of the transactions contemplated by this Agreement as the Buyer or its counsel may reasonably request.


	ARTICLE 15

	TERMINATION

	SECTION 15.1.	Conditions of Termination.  Notwithstanding
anything to the contrary
contained herein, this Agreement may be terminated at any time before the Closing Date; (a) by mutual consent of the Seller and the Buyer, (b) by either the Seller or the Buyer if the other party shall have breached this Agreement in any material respect and such breach continues for a period of ten (10) days after the receipt of a written notice of the breach from the non-breaching party, (c) by the Seller if, at November 30, 1998, any of the conditions set forth in Article 13 shall not have been met, unless the Seller's breach of this Agreement is the reason for the failure of such conditions to be satisfied, or (d) by the Buyer if, at November 30, 1998, any of the conditions set forth in Article 14 shall not have been met, unless the Buyer's breach of this Agreement is the reason for failure of such conditions to be satisfied.

	SECTION 15.2.	Special Termination Right.  Notwithstanding
any investigation made by or
information known to the Buyer prior to the date hereof, in addition to the termination rights set forth in Section 15.1, the Buyer shall have the right at any time prior to Closing to terminate this Agreement if the Buyer shall identify any circumstance which (i) is inconsistent in any material adverse respect with the representations and warranties of the Seller contained in this Agreement taken as a whole, or (ii) materially and adversely affects any of the Business, operations, financial condition or results of operations of the Seller or the Business. The Buyer may exercise such right by written notice to the Seller.

	SECTION 15.3.	Effect of Termination.  In the event of
termination pursuant to Section
15.1 or Section 15.2, this Agreement shall become null and void and have no effect, with no liability on the party of the parties, or their directors, officers, agents or stockholders, with respect to this Agreement, except for the (i) liability of a party for expenses pursuant to Section 15.4 and
(ii) liability for breach of this Agreement.

	SECTION 15.4.	Expenses.  Seller and Buyer shall pay their
own respective costs and
expenses incurred in connection with this Agreement and the transactions contemplated hereby, including fees and expenses of their own respective financial advisors, accountants and counsel;
provided, however, that if the Closing does not occur as a direct result of material breach by any party of a representation, warranty, covenant or agreement of such party set forth herein, then the breaching party shall be obligated to reimburse the non-breaching parties for all out-of-pocket costs and expenses incurred by the non-breaching parties in connection with this Agreement or the transactions contemplated hereby.


	ARTICLE 16

	MISCELLANEOUS

	SECTION 16.1.	Survival of Provisions.  The respective
representations, warranties,
covenants and agreements of each of the parties to this Agreement made herein or in any certificate or other instrument delivered by one of the parties to this Agreement (except covenants and agreements which are expressly required to be performed and are performed in full on or before the Closing Date), shall be considered to have been relied upon by the other party to this Agreement, as the case may be, and shall survive the Effective Date and the consummation of the transactions contemplated by this Agreement for a period of four (4) years.

	SECTION 16.2.	Successors and Assigns.  Except as otherwise
provided in this
Agreement, no party hereto shall assign this Agreement or any rights or obligations hereunder without the prior written consent of the other party hereto (such consent to not be unreasonably withheld, and any such attempted assignment without such prior written consent shall be void and of no force and effect; provided, however, that the Buyer may assign its rights hereunder, whether before or after the Effective Date, to one or more of its Affiliates and to any party providing financing in connection with the transactions contemplated hereby; provided further, that no such assignment shall reduce or otherwise vitiate any of the obligations of the Buyer hereunder. This
Agreement shall inure to the benefit of and shall be binding upon the successors and permitted assigns of the parties hereto.

	SECTION 16.3.	Governing Law; Jurisdiction.  This Agreement
shall be construed,
performed and enforced in accordance with, and governed by, the laws of the State of Tennessee, without giving effect to the principles of conflicts of laws thereof.

	SECTION 16.4.	Arbitration Clause.  Any dispute shall be
referred to arbitration at the
request of either party before a single arbitrator. In any arbitration both parties shall be entitled to be legally represented. This matter shall be arbitrated solely under Title 35 United States Code, as interpreted by the United States Court of Appeals for the Federal Circuit, and pursuant to Title
9 United States Code, the Federal Arbitration Act. The Arbitration Rules of the Center for Public
Resources, New York, New York, for Non-Administered Arbitration of Business Disputes, as they existed on the date of this Arbitration Agreement, are adopted as the rules governing this arbitration. Interpretation and enforcement of this instrument and all questions, issues or claims regarding the performance of the parties hereunder shall be controlled and governed by the law of the State of Tennessee. The arbitration shall take place in Eugene, Lane County, Oregon, at a mutually agreeable site.

	SECTION 16.5.	Expenses.  The Buyer shall pay all recording
and filing fees  that may be
imposed by reason of the sale, transfer, assignment and delivery of the Purchased Assets.

	SECTION 16.6.	Broker's and Finder's Fees.  Each of the
parties represents and warrants
that it has dealt with no broker or finder in connection with any of the transactions contemplated by this Agreement and insofar as it knows, no other broker or other person is entitled to any commission or finder's fee in connection with any of the transactions contemplated hereby.

	SECTION 16.7.	Public Announcements.  The Seller and the
Buyer shall consult with each
other before issuing, and provide each other the opportunity to review and comment upon, any press release or other public statements with respect to the transactions contemplated by this
Agreement, and shall not issue any such press release or make any such public statement prior to such consultation, except as may be required by applicable law or government regulation or decree, court process or by obligations pursuant to any listing agreement with any national securities exchange.

	SECTION 16.8.	Severability.  In the event that any part of
this Agreement is declared by
any court or other judicial or administrative body to be null, void or unenforceable, said provision shall survive to the extent it is not so declared, and all of the other provisions of this Agreement shall remain in full force and effect.

	SECTION 16.9.	Notices.  All notices, requests, demands and other
communications under this Agreement shall be in writing and shall be deemed to have been duly given (i) on the date of service if served personally on the party to whom notice is to be given, (ii) on the date of transmission if sent via facsimile transmission to the facsimile number given below, (iii) on the day after delivery to an overnight courier service, or (iv) on the fifth day after mailing, if mailed to the party to whom notice is to be given, by first class mail, registered or certified, postage prepaid and properly addressed, to the party as follows:

	If to Seller		Johnson Crushers International, Inc.
	or Shareholders:	2435 Prairie Road
					Eugene, OR  97402
					Attn:  Robert R. Hoitt
					Telecopy: (541)461-8480

	Copy to:			Arnold Gallagher Saydack Percell & Roberts, P.C.
					P.O. Box 1758
					800 Willamette Street, Suite 800
					Eugene, OR  97400-1758
					Attn:  Rohn M. Roberts, Esq.
					Telecopy: (541)484-0536

	If to Buyer:		Astec Industries, Inc.
					P.O. Box 72787
					Chattanooga, TN  37407
					Attention:  Richard W. Bethea, Jr., Esq.
					Telecopy:  (423)827-1818

	Copies to:		Chambliss, Bahner & Stophel, P.C.
					1000 Tallan Building
					Two Union Square
					Chattanooga, TN  37402
					Attention:  E. Stephen Jett, Esq.
					Telecopy:  (423)265-9574

	Either party may change its address for the purpose of this Section by giving the other party written notice of its new address in the manner set forth above.

	SECTION 16.10.	Amendments, Waivers.  This Agreement may be amended or
modified, and any of the terms, covenants, representations, warranties or conditions hereof may be waived, only by a written instrument executed by the parties hereto, or in the case of a waiver, by the party waiving compliance. Any waiver by any party of any condition, or of the breach of any provision, term, covenant, representation or warranty contained in this Agreement, in any one or more instances, shall not be deemed to be nor construed as a further or continuing waiver of any such condition, or of the breach of any other provision, term, covenant, representation or warranty of this Agreement.

	SECTION 16.11.	Entire Agreement.  This Agreement contains
the entire
understanding between the parties hereto with respect to the transactions contemplated hereby and supersedes and replaces all prior and contemporaneous agreements and understandings, oral or written, with regard to such transactions.

	SECTION 16.12.	Section and Paragraph Headings.  The section
and paragraph
headings in this Agreement are for reference purposes only and shall not affect the meaning or interpretation of this Agreement.

	SECTION 16.13.	Counterparts.  This Agreement may be
executed in counterparts,
each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.


	IN WITNESS WHEREOF: the parties hereto have executed this Agreement as of the 30 day of October, 1998.

	ASTEC:

	ASTEC INDUSTRIES, INC.


	By:  /s/ Richard W. Bethea, Jr.

	Title:  Secretary

	SELLER:

	JOHNSON CRUSHERS INTERNATIONAL, INC.


	By: /s/ Robert R. Hoitt

	Title:  Partner


	SHAREHOLDERS:



	/s/ Robert R. Hoitt
					    ROBERT R. HOITT


	/s/ David F. Peaks
					    DAVID F. PEAKS


	/s/ Terry W. Cummings
					    TERRY W. CUMMINGS


	/s/ Roger M. Clark
					    ROGER M. CLARK


	/s/ Randy G. Orre
					    RANDY G. ORRE


	/s/ Allen L. Laskey
	    ALLEN L. LASKEY


* 	If there shall be a change from a Daily Rate or a Weekly Rate on a day other than the first
Business Day of a calendar month, the then current Interest Period relating to such Daily Rate or Weekly
Rate shall end on the day immediately preceding the date on which the new interest rate on the Bonds shall
become effective, which date shall be the Interest Payment Date for such Interest Period, for which the
Record Date shall be the immediately preceding Business Day.  If such new interest rate shall be a Daily
Rate or a Weekly Rate, the first Interest Period relating thereto shall begin on the effective date of such new interest rate and end on the day prior to the first Business Day of the next succeeding calendar month, for which the Interest Payment Date and the Record Date shall be as prescribed in this Table.
** 	If there shall be a change from a Long-Term Interest Rate on a day other than the day after the last
day of the then current Long-Term Interest Rate Period, or if there shall be an early termination of such
Long-Term Interest Rate Period and a new Long-Term Interest Rate
shall be set, such Long-Term Interest
Rate Period shall end on the day immediately preceding the date on which the new interest rate shall become effective, which date shall be the Interest Payment Date for such Long-Term Interest Rate Period, for which the Record Date shall be 15 days prior to such Interest Payment Date or, if sooner, the first day of such Long-Term Interest Rate Period. If such new interest rate shall be a Daily Rate or a Weekly Rate, the first Interest Period relating thereto shall begin on the effective date of such new interest rate and end on the day prior to the first Business Day of the next succeeding calendar month, for which the Interest
Payment Date and the Record Date shall be prescribed in this Table.
*** 	If an Interest Payment Date occurs less than 15 days after the first day of a Long-Term Interest
Rate Period, the first day of such Long-Term Interest Rate Period is the Record Date for such Interest
Payment Date.