Form 10-K/A
period 1998-12-31
ASTEC INDUSTRIES INC
filed 1999-03-29
CIK 792987

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

NOW, THEREFORE, for and in consideration of the terms and conditions contained herein, and other good and valuable consideration the receipt and sufficiency of which is hereby acknowledged, Borrowers, Agent and Lenders hereby agree as follows:

1. Waiver. The Agent and the Lenders hereby waive any non-compliance that exists under Section 6.23 of the Credit Agreement for the fiscal year ended December 31, 1998. This waiver is specifically limited as set forth above and does not constitute a waiver of any provisions of the Credit Agreement in connection with any other fiscal year.

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