Form 10-Q
period 1999-03-31
ASTEC INDUSTRIES INC
filed 1999-05-14
CIK 792987

SECURITIES & EXCHANGE COMMISSION
                              Washington, D. C.  20549

                                      FORM 10-Q


            (Mark One)

            [ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1999.

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

                       Class                 Outstanding at March 31, 1999
           Common Stock, par value $0.20                19,022,160



                               ASTEC INDUSTRIES, INC.

                                       INDEX
                                                                 Page Number
  PART I - Financial Information

            Item 1.   Financial Statements (Unaudited)

                      Consolidated Balance Sheets as of
                      March 31, 1999 and December 31, 1998              1

                      Consolidated Statements of Income
                      for the Three Months Ended March 31,
                      1999 and 1998                                     2

                      Consolidated Statements of Cash Flows
                      for the Three Months Ended March 31, 1999
                      and 1998                                          3

                      Notes to Unaudited Consolidated Financial
                      Statements                                        4

             Item 2.  Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                                     5

             Item 3.  Quantitative and Qualitative Disclosure of
                      Market Risk                                       9

  PART II - Other Information

             Item 1.  Legal Proceedings                                12

             Item 6.  Exhibits and Reports on Form 8-K                 12

  Signatures



PART I               ITEM  I                         FINANCIAL STATEMENTS


                       ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)


                                                    MARCH 31,   December 31,
                    ACCOUNT DESCRIPTION               1999        1998
                                                   (Unaudited)  (Note 1 )

                          ASSETS
                      CURRENT ASSETS
        CASH AND CASH EQUIVALENTS                       $7,191      $5,353


        RECEIVABLES - NET                               67,654      52,427


        INVENTORIES                                     83,401      76,729


        PREPAID EXPENSES AND OTHER                      10,415      10,373


                   TOTAL CURRENT ASSETS                168,661     144,882


        PROPERTY AND EQUIPMENT - NET                    84,841      81,142


        OTHER ASSETS                                    28,522      23,140


                       TOTAL ASSETS                   $282,024    $249,164


           LIABILITIES AND SHAREHOLDERS' EQUITY
                    CURRENT LIABILITIES

        NOTES PAYABLE                                      $88        $146


        CURRENT MATURITIES OF LONG-TERM DEBT               500         500


        ACCOUNTS PAYABLE - TRADE                        38,917      27,418


        OTHER ACCRUED LIABILITIES                       38,249      34,953

                 TOTAL CURRENT LIABILITIES              77,754      63,017

        LONG-TERM DEBT, LESS CURRENT MATURITIES         53,004      47,220


        OTHER LONG-TERM LIABILITIES                      9,286       6,269


        TOTAL SHAREHOLDERS' EQUITY                     141,980     132,658


        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $282,024    $249,164


        See notes to consolidated financial statements.


                  ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                (UNAUDITED)


                                              THREE     THREE
                                              MONTHS    MONTHS
                                              ENDED     ENDED
                                              MARCH 31, MARCH 31,
                                              1999     1998


            NET SALES                        $112,478   $88,164
            COST OF SALES                      84,469    65,860

            GROSS PROFIT                       28,009    22,304

            S,G, A & E EXPENSES                13,940    12,673

            INCOME FROM OPERATIONS             14,069     9,631
            INTEREST EXPENSE                      694       549
            OTHER INCOME, NET OF EXPENSE          643       173

            INCOME BEFORE INCOME TAXES         14,018     9,255
            INCOME TAXES                        5,451     3,696

            NET INCOME                         $8,567    $5,559




            EARNINGS PER COMMON SHARE (1)
                 BASIC                          $0.45     $0.30

                 DILUTED                        $0.43     $0.29



            WEIGHTED AVERAGE COMMON SHARES
            (1) OUTSTANDING
                 BASIC                    18,988,549        18,670,494
                 DILUTED                  19,814,701        19,156,014


            (1) All amounts reflect the 2-for-1 stock split that took effect on January 18, 1999.

            See notes to consolidated financial statements.



                               ASTEC INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOW
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)
                                                           THREE MONTHS ENDED

                                                           MARCH 31     MARCH 31
                                                           1999         1998
       CASH FLOWS FROM OPERATING ACTIVITIES:
       NET INCOME                                            $8,567     $5,559
       ADJUSTMENTS TO RECONCILE NET INCOME TO
           NET CASH PROVIDED (USED) BY OPERATING
       ACTIVITIES:
       DEPRECIATION AND AMORTIZATION                          2,727      1,842
       PROVISION FOR DOUBTFUL ACCOUNTS                          506        128
       PROVISION FOR INVENTORY RESERVE                          698        504
       PROVISION FOR WARRANTY RESERVE                         1,880      1,332
       (GAIN) LOSS ON SALE OF FIXED ASSETS                    (103)       (50)
       (GAIN) ON SALE OF LEASE PORTFOLIO                       (80)
       (INCREASE) DECREASE IN:
       TRADE RECEIVABLES                                   (13,193)    (8,746)
       FINANCE RECEIVABLES                                 (11,983)    (9,386)
       INVENTORIES                                          (7,370)    (5,166)
       PREPAID EXPENSES AND OTHER                              (41)    (2,579)
       OTHER RECEIVABLES                                       (83)      (236)
       OTHER  NON-CURRENT ASSETS                               (14)      (169)
       INCREASE (DECREASE) IN:
       ACCOUNTS PAYABLE                                      11,499      6,182
       ACCRUED PRODUCT WARRANTY                             (1,423)      (958)
       OTHER ACCRUED LIABILITIES                              2,711      2,622
       INCOME TAXES PAYABLE                                   3,146      3,730


       TOTAL ADJUSTMENTS                                   (11,123)   (10,950)


       NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES (2,556) (5,391) CASH FLOWS FROM INVESTING ACTIVITIES:
       PROCEEDS FROM SALE OF PROPERTY
            AND EQUIPMENT - NET                               3,194        284
       EXPENDITURES FOR PROPERTY AND EQUIPMENT              (5,282)    (3,578)



       NET CASH USED BY INVESTING ACTIVITIES                (2,088)    (3,294)


       CASH FLOWS FROM FINANCING ACTIVITIES:
       NET BORROWINGS (REPAYMENTS) UNDER REVOLVING
             CREDIT AGREEMENT                                 5,727      7,485
       PROCEEDS FROM ISSUANCE OF COMMON STOCK                   755         55
       NET CASH PROVIDED BY FINANCING ACTIVITIES              6,482      7,540
       NET INCREASE (DECREASE) IN CASH                        1,838    (1,145)
       CASH AT BEGINNING OF PERIOD                            5,353      2,926
       CASH AT END OF PERIOD                                 $7,191     $1,781

       See notes to consolidated financial statements.


Notes To Unaudited Consolidated Financial Statements

            Note 1.  Basis of Presentation
                 The accompanying unaudited consolidated financial
            statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to From 10-Q and
            Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have bee included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

                 The balance sheet at December 31, 1998 has been derived
            from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 For further information, refer to the consolidated
            financial statements and footnotes thereto included in the Astec Industries, Inc. and subsidiaries annual report on Form 10-K for the year ended December 31, 1998.

            Note 2.  Receivables
                 Receivables are net of allowance for doubtful accounts
            of $1,551,000, and $1,459,000 for March 31, 1999 and
            December 31, 1998, respectively.

            Note 3.  Inventories
                 Inventories are stated at the lower of first-in, first-
            out, cost or market and consist of the following:
                                   (in thousands)
                                         March    December
                                          31,       31,
                                         1999       1998
            Raw Materials               $25,872   $35,275
            Work-in-Process             22,156     18,138
            Finished Goods              35,373     23,316
            Total                      $83,401    $76,729


            Note 4.  Property and Equipment
                 Property and equipment is stated at cost, net of
            accumulated depreciation of $38,607,000 and $36,759,000 for March 31, 1999 and December 31, 1998, respectively.

            Note 5.  Earnings Per Share
                 Earnings per share are computed in accordance with SFAS
            No. 128 and are based on the weighted average number of shares outstanding for each respective period.

            Note 6.  Contingent Matters
                 Certain customers have financed purchases of Astec
            products through arrangements in which the Company is contingently liable for customer debt aggregating approximately $1,362,000 at March 31, 1999, and $1,271,000 at December 31, 1998.

            Note 7.  Segment Information

                               Three months ended
                                 March 31, 1999

                       Hot-mix   Aggregate    Mobile Asphalt
                       Asphalt   Processing   Construction   All
                       Plants    Equipment    Equipment      Others     Total
Revenues from
   external customers  $49,700   $38,207      $17,503        $7,067    $112,477
Intersegment revenues    2,414     2,916            0         1,157       6,487
Segment profit          $6,852   $ 5,444      $ 3,180       ($6,729)   $  8,747


                                            Three months ended
                                              March 31, 1998

                       Hot-mix   Aggregate    Mobile Asphalt
                       Asphalt   Processing   Construction     All
                       Plants    Equipment    Equipment        Others   Total
Revenues from
  external customers   $47,745   $28,359      $12,955          $7,239    $96,298
Intersegment revenues    2,809     1,436            2           3,888      8,135
Segment profit          $6,917    $2,974       $1,887         ($5,619)   $ 6,159

Reconciliations of the reportable segment totals for profit or loss to the Company's consolidated totals are as follows:

                                                 Three months ended
                                                      March 31,

                                                    1999      1998

            Profit:

            Total profit for reportable            $15,476   $11,778
            segments

            Other profit (loss)                    (6,729)   (5,619)

            Equity in income of joint venture           43        22

            Elimination of intersegment profit       (223)     (622)

            Total consolidated net income           $8,567    $5,559


            Note 8.  Legal Matters
                 There have been no material developments in legal
            proceedings previously reported.  See "Management's
            Discussion and Analysis of Financial Condition and Results of Operations" in Part I - Item 2 "Contingencies" of this Report.

            Note 9.  Seasonality
                 Approximately 20-30% of the Company's business volume
            normally occurs during the first three months of each year.

                 When used in this report, press releases and elsewhere
            by management or the Company from time to time, the words, "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, including, but not limited to, acquisition strategy, competition, regulation, Year 2000 compliance, product liability, seasonality and cyclicality, international exposure, intellectual property, dependence on key personnel and anti-takeover provisions, and other risk factors that are discussed from time to time in the Company's SEC reports. For a complete discussion of these factors, please see "Management's Discussion and Analysis of Financial Condition and Results of
            Operations "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. The Company undertakes no obligations to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date such statements are made or to reflect the occurrence of unanticipated events.

            Results of Operations

                 For the three-months ended March 31, 1999, net sales
            increased to $112,478,000 from $88,164,000 for the three-months ended March 31, 1998, representing a 27.6% increase. Net sales of Johnson Crushers International, Inc. ("JCI"), acquired in October 1998, accounts for approximately 35.8% of the increase. The remainder of the increase in sales for the first quarter of 1999 compared to the first quarter of 1998 related to internal growth, primarily increased sales of road paving equipment and asphalt plants and related components. Domestic sales growth relates to both the strong economy coupled with customer purchases prompted by the initiation of spending under the new six-year federal highway bill (TEA 21). International sales for the first quarter of 1999 decreased only slightly to $10,236,000 from $10,782,000 during the first quarter of 1998. International sales represented 9.1% and 12.2% of total sales for the first quarter of 1999 and 1998, respectively.

                 Gross profit for the quarter ended March 31, 1999
            increased to $28,009,000, from $22,304,000 for the quarter ended March 31, 1998, while the gross profit percentage for the three months ended March 31, 1999 decreased slightly to 24.9% from 25.3% for the months ended March 31, 1998. The decrease in gross profit percentage for the quarter ended March 31, 1999 compared to the same quarter in 1998 relates primarily to decreased efficiencies related to training of new manufacturing personnel at the asphalt plant manufacturing locations and training personnel at the newly-acquired manufacturing subsidiary.

                 Selling, general, administrative and engineering
            expenses for the first quarter of 1999 were $13,940,000 or 12.4% of net sales, compared to $12,673,000 or 14.4% of net sales for the same period of 1998. The increase in selling, general, administrative and engineering expenses for the quarter ended
            March 31, 1999 compared to the same quarter in 1998, related primarily to the acquisition of JCI, which accounted for approximately 46.3% of the increase in selling, general, administrative and engineering expenses. The remainder of the increase relates primarily to increased selling expenses from additional sales personnel at various locations.

                 Interest expense increased slightly to $694,000 for the
            quarter ended March 31, 1999 from $549,000 for the quarter ended March 31, 1998. Interest expense as a percentage of net sales remained constant at .6% of net sales for the quarters ended March 31, 1999 and 1998.

                 Other income, net of other expense, was $643,000, or
            .6% of net sales for the quarter ended March 31, 1999, compared to other income, net of other expense, of $173,000, or .2% of net sales for the quarter ended March 31, 1998. The increase in other income for the current quarter compared to the same period in the prior year related primarily to an increase in interest income, income from servicing equipment leases and from a gain on the sale of equipment leases.

                 Income tax expense for the first quarter of 1999
            increased to $5,451,000 from $3,696,000 at March 31, 1998, an increase of $1,755,000, or 47.5%. Tax expense is 4.8% and 4.2% of net sales for the quarters ended March 31, 1999 and 1998, respectively. The effective tax rate for the first quarter of 1999 is 38.9% compared to an effective rate of 39.9% for the first quarter of 1998.

                 Backlog of orders at March 31, 1999 was $100,890,000
            compared to $81,601,000 at March 31, 1998. For comparison purposes, the backlog of JCI is included in the prior year backlog amount. The majority of the increase in the backlog for the current quarter compared to the prior year quarter relates to a significant increase in domestic orders for asphalt plants and related components and for aggregate equipment.

            Liquidity and Capital Resources

                 As of March 31, 1999, the Company had working capital
            of  $90,908,000 compared to $81,865,000 at December 31,
            1998.

                 Total short-term borrowings, including current
            maturities of long-term debt, were $588,000 at March 31, 1999 compared to $646,000 at December 31, 1998. Long-term debt less current maturities was $53,005,000 at March 31, 1999 and $47,220,000 at December 31, 1998. The increase in outstanding debt at March 31, 1999 compared to the year-end of 1998 is due to the utilization of the Company's revolving credit loan by Astec Financial Services, Inc., the Company's captive finance company, to finance leases.

                 Capital expenditures in 1999 for plant expansion and
            for further modernization of the Company's manufacturing processes are expected to approach approximately $22,500,000. The Company expects to finance these expenditures using internally generated funds and the Company's revolving credit loan with First Chicago NBD. Capital expenditures at March 31, 1999 were $5,282,000.

                 The Company has an unsecured revolving credit loan
            agreement with First Chicago NBD. The current line of credit totals $70,000,000. This credit facility expires November 22, 2002. At March 31, 1999, $32,805,000 of the
            line of credit was utilized. Principal covenants under the First Chicago credit agreement include ( i ) the maintenance of certain levels of net worth and compliance with certain net worth, leverage and interest coverage ratios, (ii) a limitation on capital expenditures and rental expense,
            (iii) a prohibition against dividends, and (iv) a prohibition on large acquisitions except upon the consent of the lenders.

                 As part of the Company's $70,000,000 revolving credit
            facility, Astec Financial Services, Inc. has a segregated portion of up to a $30,000,000 line of credit. At March 31, 1999, Astec Financial Services had utilized $22,805,000 of this line which in included in the above stated utilization. Advances under this line are limited to _Eligible Receivables_ of Astec Financial Services as defined in the credit agreement. The Company and Astec Financial Services were in compliance with all financial covenants related to the line of credit at March 31, 1999.

            Year 2000

                 The Company recognizes the need to ensure its
            operations will not be adversely impacted by Year 2000 software failures. The term _Year 2000_ is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. Many computer systems process dates using two digits rather than four to define a specific year. Absent corrective actions, a program may recognize a date using _00_ as the year 1900 rather than the year 2000. Such an occurrence could result in system failures or miscalculations causing disruptions to various activities. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk.

                 Management presently believes that with modifications
            or replacements of existing software and certain hardware, the Year 2000 issue will be mitigated. However, in the unlikely event such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

                 The Company's plan to resolve the Year 2000 issue
            involves four phases: assessment, remediation, testing and implementation. As previously reported, with the exception of the newly-acquired aggregate processing manufacturer and the third party inquiries of Year 2000 compliance, the Company has completed its assessment of all systems that could be significantly affected by the Year 2000. The newly-acquired manufacturer is approximately 80% complete in the assessment phase of its Year 2000 compliance plan.

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

                 The Company manufactures products that use either
            internally or externally developed software that is susceptible to Year 2000. Various measures were taken to notify and assist customers to become Year 2000 compliant. The Company is more than 95% complete in the remediation, testing and implementation phases of modifying product systems.

                 The Company is in the process of querying its
            significant suppliers and any other external agents (no external agents share information systems with the Company). The assessment phase of querying significant third party associations is approximately 80% complete. As related to information technology exposure, the Company is approximately 85% complete in remediation and approximately 70% complete in testing and implementation.

                 The total cost of the Year 2000 project is estimated to
            be approximately $3,000,000 and is being funded through operating cash flows. During 1998, the Company incurred approximately $2,200,000, related to all phases of the Year
            2000 project. The originally budgeted capitalized expenditures for 1999 were estimated at $620,000. Currently, with additional information, and considering additional software and hardware requirements, the Company expects 1999 capital expenditures related to the Year 2000 project to reach
            $1,000,000. The related project costs expected to be expensed have decreased from approximately $180,000 to $140,000.

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

                 The Company does not have a fully documented
            contingency plan in place in the event it does not complete all phases of the Year 2000 project, but it has begun to investigate and document prudent preventive measures that can be undertaken to secure operational capabilities in case of their failure. These measures include identifying secondary sources for raw materials, goods and services; identifying alternate manufacturing routing methods; stocking additional critical raw materials; printing of paper documents and reports as reference tools; and performing disaster recovery testing for potential power interruptions or machine failures. The Company plans to evaluate the status of completion of the Year 2000 project after June 1999 and determine whether a full contingency plan is necessary.

                 The Company designates each of the statements made by
            it in this section entitled Year 2000 as a Year 2000
            Readiness Disclosure. Such statements are made pursuant to the Year 2000 Information and Readiness Disclosure Act.

            Contingencies

                 The Company is engaged in certain pending litigation
            involving claims or other matters arising in the ordinary course of business. Most of these claims involve product liability or other tort claims for property damage or personal injury against which the Company is insured. As a part of its litigation management program, the Company maintains general liability insurance covering product liability and other similar tort claims, providing the Company coverage of $8,000,000, subject to a substantial self-insured retention under the terms of which the Company has the right to coordinate and control the management of its claims and the defense of these actions.

                 Management has reviewed all claims and lawsuits and,
            upon the advice of its litigation counsel, has made provision for any estimable losses. Notwithstanding the foregoing, the Company is unable to predict the ultimate outcome of any outstanding claims and lawsuits.

            Item 3.  Quantitative and Qulaitative Disclosure of Market
                     Risk

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

            Competition

                 The Company faces strong  competition in price, service
            and product performance in each of its product lines. While the Company does not compete with any one manufacturer in all of its product lines, it does compete as to certain products with both large publicly held companies with resources significantly greater than the Company and various smaller manufacturers. Furthermore, demand for the Company's products is generally affected by economic conditions in the United States. A weak domestic economy could result in increased competition and reduced margins on sales of the Company's products.

                 Imports do  not constitute significant  competition for
            most  of  the  Company's products  marketed  in  the  United
            States. In connection with its international sales, however, the Company generally competes with foreign manufacturers, which may have a local presence in the market, that the Company is attempting to penetrate. The competition of foreign manufacturers and weak foreign economies could have a material impact on the Company's international sales and results of operations.

            Regulation

                 The Company does not operate  within a highly regulated
            industry. However, air pollution equipment manufactured by the Company principally for hot mix asphalt plants must comply with certain performance standards promulgated by the Environmental Protection Agency under the Clean Air Act applicable to "new sources" or new plants. While the Company's products are designed to meet or exceed current regulatory requirements and applicable state pollution standards and environmental protection laws, there can be no assurance that any future changes to such requirements will not adversely affect the Company. In addition, due to the size and weight of certain component equipment, which the Company manufacturers, the Company and its customers sometimes confront, conflicting state regulations on maximum weights transportable on highways and roads. Also, some states have regulations governing the operation of the Company's component equipment, including asphalt mixing plants and soil remediation equipment, and most states have regulations relating to the accuracy of weights and measures which affect some of the control systems manufactured by the Company.

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

            International Exposure

                 For  the first  quarter  of  1999, international  sales
            represented  approximately  9.1%   of  the  Company's  total
            revenues. The Company anticipates that international operations will continue to account for a portion of its business for the foreseeable future. As a result, the Company may be subject to certain risks, including difficulty in managing distributors and dealers, adverse tax consequences, political and economic instability of governments, and difficulty in accounts receivable collection. The Company is subject to the risks associated with the imposition of protective legislation and regulations, including those relating to import or export or otherwise resulting from trade or foreign policy, in the nations in which it now or in the future will conduct business. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the U.S. or any other country upon the import or export of the Company's products. There can be no assurance that any of these factors, or the adoption of restrictive policies, will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

            Anti-takeover Provisions

                 The Company's  charter and  its bylaws  contain various
            provisions that may have the affect, either alone or in combination with each other, of making more difficult or discouraging a business combination or an attempt to obtain control of the Company that is deemed undesirable by the Board of Directors. These provisions include (i) the right of the Board of Directors to issue shares of Preferred Stock and one or more series and designate the number of shares of each such series and the relative rights and preferences of such series, including voting rights, terms of redemption, redemption prices and conversion rights without further shareholder approval; (ii) a classified Board of Directors elected in three year staggered terms; (iii) prohibitions on the right of shareholders to remove directors other than for cause, and any such removal requiring at least two-thirds of the total number of shares issued and outstanding; (iv) requirements for advanced notice of actions proposed by shareholders for consideration at meetings of the shareholders; (v) limitations on the right of shareholders to call a special meeting of the shareholders or from acting by written consent  in  lieu  of  a  meeting  unless  all  shareholders entitled to vote on such action consent to taking such action without a meeting; and (vi) an election to be governed by the Tennessee Control Share Acquisition Act. The Company's charter and bylaws also limit the liability of directors in certain cases and provide for the Company to indemnify its directors and officers to the fullest extent permitted by applicable law. In addition, as a Tennessee Corporation, the Company is subject to the Tennessee Business Combination Act, which may have the affect of discouraging a non-negotiated bid or proposal to acquire the Company.

            PART II - Other Information

            Item 1.  Legal Proceedings

                 There have been no material developments in the legal
            proceedings previously reported by the registrant since the filing of its Annual Report on Form 10-K for the year ended December 31, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies" in Part I - Item 2 "Contingencies" of this Report.

            Item 6.  Exhibits and Reports on Form 8-K

                 (a) Exhibits

                     Index to Exhibits:

                     (27) Financial Data Schedule (EDGAR filing only)

                 (b)  Reports on Form 8-K.

                      No reports on Form 8-K have been filed during the
            quarter ended March 31, 1999.



                                     SIGNATURES


                 Pursuant to the requirements of the Securities Exchange
            Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ASTEC INDUSTRIES, INC.
                                    (Registrant)

            5/14 /99                              /s/ J. Don  Brock
            Date                                  J. Don  Brock
                                                  Chairman of the  Board
                                                  and President




            5/14 /99                              /s/ F. McKamy Hall
            Date                                  F. McKamy Hall
                                                  Vice President and Chief
                                                  Financial Officer