Form 10-Q
period 1999-06-30
ASTEC INDUSTRIES INC
filed 1999-08-12
CIK 792987

                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1999.

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
Act of 1934. For the Transition period from                 to                .
                                            ---------------    ---------------
                         Commission File Number 0-14714

                             Astec Industries, Inc.
             (Exact Name of Registrant as Specified in its Charter)

         Tennessee                                      62-0873631
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         4101 Jerome Avenue, Chattanooga, Tennessee               37407
        ---------------------------------------------------------------
        (Address of Principal Executive Offices)             (Zip Code)

                                 (423) 867-4210
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES  X                                        NO
         -----                                        -----


         Indicate the number of shares outstanding of each of the registrant's classes of stock as of the latest practicable date.

             Class                              Outstanding at August 10, 1999
             -----                              ------------------------------
 Common Stock, par value $0.20                             19,096,516

                             ASTEC INDUSTRIES, INC.

                                      INDEX

                                                                     Page Number
                                                                     -----------
PART I - Financial Information

         Item 1.  Financial Statements-Unaudited

                  Consolidated Balance Sheets as of
                  June 30, 1999 and December 31, 1998                    1

                  Consolidated Statements of Income
                  for the Three and Six Months Ended June 30,
                  1999 and 1998                                          2

                  Consolidated Statements of Cash Flows
                  for the Six Months Ended June 30, 1999
                  and 1998                                               3

                  Notes to Unaudited Consolidated Financial
                  Statements                                             4

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                          7

PART II - Other Information

         Item 1.  Legal Proceedings                                     13

         Item 4.  Submission of Matters to a Vote of Security Holders   14

         Item 5.  Other Items                                           14

         Item 6.  Exhibits and Reports on Form 8-K                      14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                     ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                       ACCOUNT DESCRIPTION              JUNE 30,    DECEMBER 31,
                                                          1999          1998
                                                        --------    ------------
                             ASSETS
CURRENT ASSETS
CASH AND CASH EQUIVALENTS                               $  5,675      $  5,353
                                                        --------      --------
RECEIVABLES - NET                                         72,305        52,427
                                                        --------      --------
INVENTORIES                                               82,846        76,729
                                                        --------      --------
PREPAID EXPENSES AND OTHER                                11,279        10,373
                                                        --------      --------
                      TOTAL CURRENT ASSETS               172,105       144,882
                                                        --------      --------
PROPERTY AND EQUIPMENT - NET                              95,576        81,142
                                                        --------      --------
OTHER ASSETS                                              28,946        23,140
                                                        --------      --------
                          TOTAL ASSETS                  $296,627      $249,164
                                                        --------      --------
              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
NOTES PAYABLE                                           $     87      $    146
                                                        --------      --------
CURRENT MATURITIES OF LONG-TERM DEBT                         500           500
                                                        --------      --------
ACCOUNTS PAYABLE - TRADE                                  32,545        27,418
                                                        --------      --------
OTHER ACCRUED LIABILITIES                                 35,243        34,953
                                                        --------      --------
                    TOTAL CURRENT LIABILITIES             68,375        63,017
                                                        --------      --------
LONG-TERM DEBT, LESS CURRENT MATURITIES                   65,225        47,220
                                                        --------      --------
OTHER LONG-TERM LIABILITIES                                9,610         6,269
                                                        --------      --------
TOTAL SHAREHOLDERS' EQUITY                               153,417       132,658
                                                        --------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $296,627      $249,164
                                                        --------      --------

                     ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                              JUNE 30
                                                           1999          1998          1999          1998
                                                        -----------   -----------   -----------   -----------
NET SALES                                               $   119,958   $   108,124   $   232,436   $   196,288
                                                        -----------   -----------   -----------   -----------
COST OF SALES                                                86,119        82,298       170,588       148,158
                                                        -----------   -----------   -----------   -----------
GROSS PROFIT                                                 33,839        25,826        61,848        48,130
                                                        -----------   -----------   -----------   -----------
S,G, & A  EXPENSES                                           15,830        12,841        29,770        25,514
                                                        -----------   -----------   -----------   -----------
INCOME FROM OPERATIONS                                       18,009        12,985        32,078        22,616
                                                        -----------   -----------   -----------   -----------
INTEREST EXPENSE                                                948           852         1,642         1,401
                                                        -----------   -----------   -----------   -----------
OTHER INCOME, NET OF EXPENSE                                  1,219           127         1,862           300
                                                        -----------   -----------   -----------   -----------
INCOME BEFORE INCOME TAXES                                   18,280        12,260        32,298        21,515
                                                        -----------   -----------   -----------   -----------
INCOME TAXES                                                  7,125         4,871        12,576         8,567
                                                        -----------   -----------   -----------   -----------
NET INCOME                                              $    11,155   $     7,389   $    19,722   $    12,948
                                                        -----------   -----------   -----------   -----------

EARNINGS PER COMMON SHARE *
          BASIC                                         $      0.59   $      0.39   $      1.04   $      0.69
                                                        -----------------------------------------------------
          DILUTED                                       $      0.55   $      0.38   $      0.99   $      0.67
                                                        -----------------------------------------------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING *
          BASIC                                          19,051,990    18,784,456    19,020,445    18,727,790
                                                        -----------------------------------------------------
          DILUTED                                        20,111,740    19,398,682    19,963,481    19,277,662
                                                        -----------------------------------------------------

* Restated to retroactively reflect a two-for-one stock split that took effect on January 18, 1999.

                     ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                   JUNE        JUNE
                                                   1999        1998
                                                 --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                       $ 19,722    $ 12,948
ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED BY OPERATING ACTIVITIES:
DEPRECIATION AND AMORTIZATION                       5,511       3,855
PROVISION FOR DOUBTFUL ACCOUNTS                       274         245
PROVISION FOR INVENTORY RESERVE                       340         939
PROVISION FOR WARRANTY RESERVE                      1,794       2,682
(GAIN) ON SALE OF FIXED ASSETS                        (21)        (59)
PROVISION FOR PENSION RESERVE                                     121
(GAIN) ON SALE OF LEASE PORTFOLIO                    (204)
(INCREASE) DECREASE IN:
TRADE RECEIVABLES                                 (11,124)    (10,183)
FINANCE RECEIVABLES                               (16,505)     (9,258)
INVENTORIES                                        (6,457)      4,579
PREPAID EXPENSES AND OTHER                           (906)     (6,699)
OTHER RECEIVABLES                                     296        (183)
OTHER  NON-CURRENT ASSETS                           1,001         (91)
INCREASE (DECREASE) IN:
ACCOUNTS PAYABLE                                    5,127       3,527
ACCRUED PRODUCT WARRANTY                           (1,242)     (1,755)
OTHER ACCRUED LIABILITIES                            (796)      1,736
INCOME TAXES PAYABLE                                3,876       8,644
TOTAL ADJUSTMENTS                                 (19,036)     (1,900)
                                                 --------    --------

NET CASH PROVIDED BY OPERATING ACTIVITIES             686      11,048
CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALE OF PROPERTY
     AND EQUIPMENT - NET                               53         304
PROCEEDS FROM SALE OF LEASE PORTFOLIO              11,808      12,649
EXPENDITURES FOR PROPERTY AND EQUIPMENT           (17,366)     (8,037)
EXPENDITURES FOR EQUIPMENT ON OPERATING LEASE     (13,841)    (13,942)
                                                 --------    --------

NET CASH USED BY INVESTING ACTIVITIES             (19,346)     (9,026)

CASH FLOWS FROM FINANCING ACTIVITIES:
NET BORROWINGS (REPAYMENTS) UNDER
REVOLVING CREDIT AGREEMENT                         17,946      13,111
PROCEEDS FROM ISSUANCE OF COMMON STOCK              1,036         390
NET CASH PROVIDED BY FINANCING ACTIVITIES          18,982      13,501
NET DECREASE IN CASH                                  322      15,523
CASH AT BEGINNING OF PERIOD                         5,353       2,926
                                                 --------    --------
CASH AT END OF PERIOD                            $  5,675    $ 18,449
                                                 --------    --------

ASTEC INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to From 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

         The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Astec Industries, Inc. and subsidiaries annual report on Form 10-K for the year ended December 31, 1998.
 .
NOTE 2.  RECEIVABLES

         Receivables are net of allowance for doubtful accounts of $1,680,000 and $1,459,000 for June 30, 1999 and December 31, 1998, respectively.

NOTE 3.  INVENTORIES

         Inventories are stated at the lower of first-in, first-out cost or market and consist of the following: (in thousands)

                                                   June 30,        December 31,
                                                     1999             1998
                                                   --------        ------------
Raw Materials                                      $ 21,247        $   35,275
Work-in-Process                                      21,987            18,138
Finished Goods                                       39,611            23,316
                                                   --------        ----------
Total                                              $ 82,845        $   76,729
                                                   ========        ==========


NOTE 4.  PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost. Property and equipment is net of accumulated depreciation of $40,702,000 and $36,759,000 for June 30, 1999 and December 31, 1998, respectively.

NOTE 5.  EARNINGS PER SHARE

         Basic and diluted earnings per share are calculated in accordance with SFAS No. 128. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities.

The following table sets forth the computation of basic and diluted earnings per share:

                                           Three Months Ended            Six Months Ended
                                                 June 30                      June 30
                                           1999          1998          1999          1998
                                        -----------   -----------   -----------   -----------
Numerator:
   Net income                           $11,155,000   $ 7,389,000   $19,722,000   $12,948,000
Denominator:
   Denominator for basic earnings per
     share                               19,051,990    18,784,456    19,020,445    18,727,790
   Effect of dilutive securities:
     Employee stock options               1,059,750       614,226       943,036       549,872
                                        -----------   -----------   -----------   -----------
   Denominator for diluted earnings
     per share                           20,111,740    19,398,682    19,963,481    19,277,662
                                        ===========   ===========   ===========   ===========
Earnings per common share:
   Basic                                $      0.59   $      0.39   $      1.04   $      0.69
   Diluted                              $      0.55   $      0.38   $      0.99   $      0.67
                                        ===========   ===========   ===========   ===========

NOTE 6.  COMPREHENSIVE INCOME

         Total comprehensive income was $11,155,000 and $19,722,000 for the three and six months ended June 30, 1999 and $7,389,000 and $12,948,000 for the three and six months ended June 30, 1998.

NOTE 7.  CONTINGENT MATTERS

         Certain customers have financed purchases of Astec products through arrangements in which the Company is contingently liable for customer debt aggregating approximately $1,263,000 at June 30, 1999 and $1,271,000 at December 31, 1998.

NOTE 8.  SEGMENT INFORMATION

                                                              Three months ended
                                                                 June 30, 1999
                                         ------------------------------------------------------------
                                          Hot-mix   Aggregate    Mobile Asphalt
                                          Asphalt   Processing    Construction      All
                                          Plants    Equipment       Equipment      Others      Total
                                         --------   ----------   --------------   --------   --------
Revenues from external customers         $ 50,450   $   39,544   $       23,711   $  6,253   $119,958
                                         --------   ----------   --------------   --------   --------
Intersegment revenues                       3,366        3,294                1      2,572      9,233
                                         --------   ----------   --------------   --------   --------
Segment profit                           $  7,725   $    5,723   $        4,970   $ (7,335)  $ 11,083
                                         --------   ----------   --------------   --------   --------


                                                              Three months ended
                                                                 June 30, 1998
                                         ------------------------------------------------------------
                                          Hot-mix   Aggregate    Mobile Asphalt
                                          Asphalt   Processing    Construction      All
                                          Plants    Equipment       Equipment      Others     Total
                                         --------   ----------   --------------   --------   --------
Revenues from external customers         $ 46,331   $   31,893   $       19,307   $ 10,593   $108,124
                                         --------   ----------   --------------   --------   --------
Intersegment revenues                       3,318        1,978                0     (1,719)     3,577
                                         --------   ----------   --------------   --------   --------
Segment profit                           $  5,071   $    4,172   $        3,659   $ (6,078)  $  6,824
                                         --------   ----------   --------------   --------   --------

                                                               Six months ended
                                                                 June 30, 1999
                                         ------------------------------------------------------------
                                          Hot-mix   Aggregate    Mobile Asphalt
                                          Asphalt   Processing    Construction      All
                                          Plants    Equipment       Equipment      Others     Total
                                         --------   ----------   --------------   --------   --------
Revenues from external customers         $100,150   $   77,751   $       41,214   $ 13,321   $232,436
                                         --------   ----------   --------------   --------   --------
Intersegment revenues                       5,780        6,210                1      3,729     15,720
                                         --------   ----------   --------------   --------   --------
Segment profit                           $ 14,577   $   11,167   $        8,150   $(14,064)  $ 19,830
                                         --------   ----------   --------------   --------   --------


                                                                  Six months ended
                                                                    June 30, 1998
                                         ------------------------------------------------------------
                                         Hot-mix    Aggregate    Mobile Asphalt
                                         Asphalt    Processing    Construction      All
                                         Plants     Equipment       Equipment      Others     Total
                                         --------   ----------   --------------   --------   --------
Revenues from external customers         $ 91,267   $   58,816   $       32,260   $ 13,945   $196,288
                                         --------   ----------   --------------   --------   --------
Intersegment revenues                       6,127        3,414                2      2,169     11,712
                                         --------   ----------   --------------   --------   --------
Segment profit                           $ 11,988   $    7,146   $        5,546   $(11,712)  $ 12,983
                                         --------   ----------   --------------   --------   --------


Reconciliations of the reportable segment totals for profit or loss to the Company's consolidated totals are as follows:

                                              Three months             Six months
                                              ended June 30,          ended June 30,
                                           --------------------    --------------------
                                             1999        1998        1999        1998
                                           --------    --------    --------    --------
PROFIT:
Total profit for reportable segments       $ 18,418    $ 12,902    $ 33,894    $ 24,680
                                           --------    --------    --------    --------
Other profit (loss)                          (7,335)     (6,078)    (14,064)    (11,697)
                                           --------    --------    --------    --------
Equity in income of joint venture                 9          74          52          96
                                           --------    --------    --------    --------
Elimination of intersegment profit               63         491        (160)       (131)
                                           --------    --------    --------    --------
Total consolidated net income              $ 11,155    $  7,389    $ 19,722    $ 12,948
                                           --------    --------    --------    --------

NOTE 9.  LEGAL MATTERS

         There have been no material developments in legal proceedings previously reported. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I - Item 2 "Contingencies" of this Report.

NOTE 10. SEASONALITY

         Due to varied product lines, the Company's business has become less seasonal during the past few years. Currently, approximately 50% to 55% of the Company's business volume occurs during the first six months of the year.

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

RESULTS OF OPERATIONS

         For the three months ended June 30, 1999, net sales increased to $119,958,000 from $108,124,000 for the three-months ended June 30, 1998, representing a 10.9% increase. The acquisition of Johnson Crushers International, Inc. during October 1998, accounted for approximately $8,051,000 of the increase in sales for the second quarter of 1999 compared to the second quarter of 1998. The remainder of the increase in net sales for the second quarter of 1999 compared to the second quarter of 1998 related mainly to sales of mobile asphalt construction equipment. International sales for the second quarter of 1999 decreased to $14,117,000, from $16,000,000 for the same period of 1998.

         Net sales for the six months ended June 30, 1999 increased approximately 18.4% to $232,436,000 from $196,288,000 for the same period of 1998. For the six months ended June 30, 1999, approximately 46% of the increase in net sales are attributable to Johnson Crushers International, Inc. The remainder of the increase in net sales for the six months ended June 30, 1999 is primarily attributable to increased sales of mobile asphalt construction equipment, secondly to both asphalt mixing plants and related components and aggregate crushing equipment.

         Gross profit for the quarter ended June 30, 1999 increased to $33,839,000, from $25,826,000 for the quarter ended June 30, 1998, while the gross profit percentage for the three months ended June 30, 1999 increased to 28.2% from 23.9% at June 30, 1998.

         Gross profit for the six months ended June 30, 1999 was $61,848,000 compared to gross profit of $48,130,000 for the same period of 1998. The gross profit percentage for the six months ended June 30, 1999 was 26.6% compared to 24.5% for the six months ended June 30, 1998. The increase in the gross profit margin for the three and six months ended June 30, 1999 relates primarily to the Company's initiation of several cost-reduction strategies to increase profit margins on several product lines.

         Selling, general, and administrative expenses for the second quarter of 1999 were $15,830,000 or 13.2% of net sales, compared to $12,841,000 or
11.9% of net sales for the same period of 1998. Approximately 25% of the increase in selling, general and administrative expenses for the quarter ended June 30, 1999 compared to the same quarter in 1998, relates to the acquisition of Johnson Crushers International, Inc. in October 1998.

         Selling, general and administrative expenses for the six months ended June 30, 1999 increased to $29,770,000, from $25,514,000 for the six months ended June 30, 1998, an increase of $4,256,000, or 16.7%. Approximately 31% of the increase in selling, general and administrative expenses for the six months ended June 30, 1999 compared to the same period of 1998 related to Johnson Crushers

International, Inc. The remaining increase in selling, general and administrative expenses for the three and six months ended June 30, 1999, compared to the same prior year periods, relates primarily to increased sales department expenses at the road paving and aggregate crushing equipment companies and increased engineering department expenses at the asphalt mixing plant subsidiary.

         Interest expense increased to $948,000 for the quarter ended June 30, 1999 from $852,000 for the quarter ended June 30, 1998. Interest expense as a percentage of net sales remained consistent at .8% for the quarters ended June 30, 1999 and June 30, 1998.

         Interest expense for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 increased to $1,642,000 from $1,401,000, respectively. The increase in interest expense for the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998, is due mainly to increased borrowing under of the Company's revolving credit facility primarily by the Company's captive finance company.

         Other income, net of other expense, was $1,219,000, or 1.0% of net sales for the quarter ended June 30, 1999, compared to other income, net of other expense, of $127,000, or 0.1% of net sales for the quarter ended June 30, 1998. Other income, net of other expense for the six months ended June 30, 1999 was $1,862,000 compared to other income, net of other expense for the six months ended June 30, 1998 of $300,000, an increase of $1,562,000. The increase in Other income, net of other expense for the three and six months ended June 30, 1999 relates mainly to gains from lease portfolio sales and income from selling an interest swap to First Chicago Bank, along with other financing service related fee income.

         Income tax expense for the second quarter of 1999 increased to $7,125,000 from $4,871,000 at June 30, 1998, an increase of $2,254,000 or
46.3%. Tax expense is 5.9% and 4.5% of net sales for the quarters ended June 30, 1999 and 1998, respectively. The effective tax rate for the second quarter of 1999 and 1998, respectively, was 39%.

         Backlog of orders at June 30, 1999 was $82,816,000 compared to $69,895,000 at June 30, 1998. For comparison, the June 30, 1998 backlog of Johnson Crushers International, Inc. was included in the June 30, 1998 backlog. The majority of the increase in the backlog at June 30, 1999 compared to that of June 30, 1998 related to a significant increase in domestic orders for asphalt mixing plants and related components and aggregate processing equipment.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1999, the Company had working capital of $103,730,000 compared to $89,786,000 at June 30, 1998.

         Total short-term borrowings, including current maturities of long-term debt, were $587,000 at June 30, 1999 compared to $500,000 at June 30, 1998. The current portion of outstanding Industrial Development Revenue Bonds account for $500,000 of the current maturities of long-term debt at June 30, 1999. Long-term debt, less current maturities was $65,225,000 at June 30, 1999 and $48,341,000 at June 30, 1998. The increase in outstanding debt at June 30, 1999 compared to the same period of 1998 is due to utilization of the revolving line of credit. The captive finance company's long-term debt for lease financing and capital expenditures increased by approximately $10,200,000 from the same time in the prior year. In addition, the aggregate processing subsidiary located in Eugene, Oregon purchased a larger manufacturing facility to provide adequate facilities in which to expand operations.

         Capital expenditures in 1999 for plant expansion and for further modernization of the Company's manufacturing processes are expected to approach $26,000,000. The Company expects to finance these expenditures using both the revolving credit facility and internally generated funds. Capital expenditures for the six months ended June 30, 1999 were $17,366,000.

         During the second quarter of 1999 the Company increased its available unsecured revolving credit with First Chicago NBD from $70,000,000 to $90,000,000, retaining the original expiration date of November 22, 2002. At June 30, 1999, the Company was utilizing $45,025,000 of the available credit. Principal covenants under the First Chicago credit agreement include (i) the maintenance of certain levels of net worth and compliance with certain net worth, leverage and interest coverage ratios, (ii) a limitation on capital expenditures and rental expense, (iii) a prohibition against dividends, and
(iv) a prohibition on large acquisitions except upon the consent of the lenders.

         As part of the Company's $90,000,000 revolving credit facility, Astec Financial Services, Inc. has a segregated portion of $40,000,000. At June 30, 1999, Astec Financial Services, Inc. had utilized $32,025,000 of this line, which is included in the above stated utilization. Advances under this line of credit are limited to "Eligible Receivables" of Astec Financial Services, Inc. as defined in the credit agreement. The Company and Astec Financial Services were in compliance with all financial covenants related to the line of credit at June 30, 1999.

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

         The Company manufactures products that use either internally or externally developed software that is susceptible to Year 2000. Various measures were taken to notify and assist customers to become Year 2000 compliant. Although customer response determines the readiness for Year 2000 of the Company's products already in the hands of customers, the Company is 100% complete in the remediation, testing and implementation phases of modifying product systems for Year 2000.

         The Company queried its significant suppliers and other external agents (no external agents share information systems with the Company) as to their readiness for the Year 2000. The assessment phase of querying significant third party associations is 100% complete. The Company is more than 90% complete in remediation, testing and implementation of various processes with significant suppliers and external agents.

         The total cost of the Year 2000 project is estimated to be approximately $3,000,000 and is being funded through operating cash flows. During 1998, the Company incurred approximately $2,200,000, related to all phases of the Year 2000 project. The originally budgeted capitalized expenditures for 1999 were estimated at $620,000. Currently, with additional information, and considering additional software and hardware requirements, the Company expects 1999 capital expenditures related to the Year 2000 project to reach $1,000,000. The related project costs expected to be expensed have decreased from approximately $180,000 to $170,000.

         Management of the Company believes it has an effective program in place to timely resolve the Year 2000 issue. In the event that the company does not complete any additional phases, the Company could lose revenues due to inability to manufacture its product to specified quality or deliver equipment as scheduled.

         Year 2000 issues could also hinder the Company's ability to provide customer technical support or to provide customer parts orders as quickly as necessary, among other potential risks. In addition, the Company could be subject to litigation for computer systems product failure or for failure to properly date business records. Also, for applications using software and systems dependent on outside technical support, depending upon demand, technical support may not be available with sufficient time to prevent adverse effects on operations. In the unlikely event any of the situations described above occur, the amount of potential liability and lost revenues cannot be reasonably estimated at this time.

         The Company does not have a fully documented contingency plan in place in the event it does not complete all phases of the Year 2000 project, but it has begun to document prudent preventive measures that can be undertaken to secure operational capabilities in case of system failure. These measures include identifying secondary sources for raw materials, goods and services; identifying alternate manufacturing routing methods; stocking additional critical raw materials; printing of paper documents and reports as reference tools; and performing disaster recovery testing for potential power interruptions or machine failures. The Company plans to evaluate the status of completion of the Year 2000 project during August and September 1999 and continue to set contingency plans mainly for external factors beyond the Company's immediate control which could impact operations. These external factors could include interruptions related to energy, raw materials or transportation.

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

RISK FACTORS

         Acquisition Strategy; Integration of Acquired Businesses. As part of its growth strategy, the Company intends to evaluate the acquisitions of other companies, assets or product lines that would complement or expand its existing businesses or broaden its customer relationships. Although the Company conducts due diligence reviews of potential acquisition candidates, the Company may not be able to identify all material liabilities or risks related to potential acquisition candidates. There can be no assurance that the Company will be able to locate and acquire any business, retain key personnel and customers of an acquired business or integrate any acquired business successfully, including its recent acquisitions.

         Competition. The Company faces strong competition in price, service and product performance in each of its product lines. While the Company does not compete with any one manufacturer in all of its product lines, it does compete as to certain products with both large publicly held companies with resources significantly greater than the Company and various smaller manufacturers. Furthermore, demand for the Company's products is generally affected by economic conditions in the United States. A weak domestic economy could result in increased competition and reduced margins on sales of the Company's products.

         Imports do not constitute significant competition for most of the Company's products marketed in the United States. In connection with its international sales, however, the Company generally competes with foreign manufacturers, which may have a local or regional presence in the market, that the Company is attempting to penetrate. The competition of foreign manufacturers and weak foreign economies could have a material impact on the Company's international sales and results of operations.

         Regulation. The Company does not operate within a highly regulated industry. However, air pollution equipment manufactured by the Company principally for hot mix asphalt plants must comply with certain performance standards promulgated by the Environmental Protection Agency under the Clean Air Act applicable to "new sources" or new plants. While the Company's products are designed to meet or exceed current regulatory requirements and applicable state pollution standards and environmental protection laws, there can be no assurance that any future changes to such requirements will not adversely affect the Company. In addition, due to the size and weight of certain component equipment, which the Company manufacturers, the Company and its customers sometimes confront, conflicting state regulations on maximum weights transportable on highways and roads. Also, some states have regulations governing the operation of the Company's component equipment, including asphalt mixing plants and soil remediation equipment, and most states have regulations relating to the accuracy of weights and measures which affect some of the control systems manufactured by the Company.

         Year 2000 Compliance. Many existing computer systems and applications, and other control devices use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on its computer systems, applications and devices in operating and monitoring all major aspects of its business. The Company has for some time been pursuing a Year 2000 compliance program. The Company believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue will be mitigated. However, if the Company is unable to make the required modifications and replacements, or are if they are not made on a timely basis, the Year 2000 issue could have a material impact on the operations of the Company.

         Product Liability. The Company is engaged in a business that could expose it to possible liability claims for personal injury or property damage due to alleged design or manufacturing defects in the Company's products. The Company believes that it meets existing professional specification standards recognized or required in the industries in which it operates. Although the Company currently maintains product liability coverage which it believes is adequate for the continued operation of its business, such insurance may prove inadequate or become difficult to obtain or unobtainable in the future on terms acceptable to the Company.

         Cyclicality in Operating Results. The Company's business is somewhat cyclical with operating results typically affected by general economic conditions and other factors affecting the construction industry as a whole. Historically, during periods of a weak domestic economy, economic pressures have adversely affected the construction industry and have resulted in increased competition and reduced margins on sales of the Company's products.

         International Exposure. For the first six months of 1999, international sales represented approximately 10.5% of the Company's total revenues. The Company anticipates that international operations will continue to account for a portion of its business for the foreseeable future. As a result, the Company may be subject to certain risks, including difficulty in managing distributors and dealers, adverse tax consequences, political and economic instability of governments, and difficulty in accounts receivable collection. The Company is subject to the risks associated with the imposition of protective legislation and regulations, including those relating to import or export or otherwise resulting from trade or foreign policy, in the nations in which it now or in the future will conduct business. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the U.S. or any other country upon the import or export of the Company's products. There can be no assurance that any of these factors, or the adoption of restrictive policies, will not have a material adverse effect on the Company's business, financial condition and results of operations.

         Intellectual Property Matters. The Company holds numerous patents covering technology and applications related to various products, equipment and systems, and numerous trademarks and trade names registered with the U.S. Patent and Trademark Office and in various foreign countries. There can be no assurance as to the breadth or degree of protection that existing or future patents or trademarks may afford the Company, or that any pending patent or trademark applications will result in issued patents or trademarks, or that the Company's patents, registered trademarks or patent applications, if any, will be upheld if challenged, or that competitors will not develop similar or superior methods or products outside the protection of any patents issued, licensed or sublicensed to the Company. Although the Company believes that none of its patents, technologies, products or trademarks infringe upon the patents, technologies, products or trademarks of others, it is possible that its existing patent, trademark or other rights may not be valid or that infringement of existing or future patents, trademarks or proprietary rights may occur. In the event that the Company's products are deemed to infringe upon the patent or proprietary rights of others, the Company could be required to modify the design of its products, change the name of its products or obtain a license for the use of certain technologies incorporated into its products. There can be no assurance that the Company would be able to do any of the foregoing in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do so could have a material adverse effect on the Company.

         Dependence on Key Personnel. The success of the Company's business will continue to depend substantially upon the efforts, abilities and services of its executive officers and certain other key employees. The loss of one or more key employees could adversely affect the Company's operations. The Company's ability to attract and retain qualified engineers and other professionals, either through direct hiring, or acquisition of other businesses employing such professionals, will also be an important factor in determining the Company's future success.

         Anti-takeover Provisions. The Company's charter and its bylaws contain various provisions that may have the affect, either alone or in combination with each other, of making more difficult or discouraging a business combination or an attempt to obtain control of the Company that is deemed undesirable by the Board of Directors. These provisions include (i) the right of the Board of Directors to issue shares of Preferred Stock and one or more series and designate the number of shares of each such series and the relative rights and preferences of such series, including voting rights, terms of redemption, redemption prices and conversion rights without further shareholder approval; (ii) a classified Board of Directors elected in three year staggered terms; (iii) prohibitions on the right of shareholders to remove directors other than for cause, and any such removal requiring at least two-thirds of the total number of shares issued and outstanding; (iv) requirements for advanced notice of actions proposed by shareholders for consideration at meetings of the shareholders; (v) limitations on the right of shareholders to call a special meeting of the shareholders or from acting by written consent in lieu of a meeting unless all shareholders entitled to vote on such action consent to taking such action without a meeting; and (vi) an election to be governed by the Tennessee Control Share Acquisition Act. The Company's charter and bylaws also limit the liability of directors in certain cases and provide for the Company to indemnify its directors and officers to the fullest extent permitted by applicable law. In addition, as a Tennessee Corporation, the Company is subject to the Tennessee Business Combination Act, which may have the affect of discouraging a non-negotiated bid or proposal to acquire the Company.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There have been no material developments in the legal proceedings previously reported by the registrant since the filing of its Annual Report on Form 10-K for the year ended December 31, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies" in Part I - Item 2 of this Report.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders of the Company held on April 22, 1999, the following matters were brought before and voted upon by the stockholders:

1. The proposal to elect the following individuals to serve as Class I Directors until the annual meeting of shareholders in 2002, or in the case of each director until his successor is duly elected and qualified:


                                                 Authority Granted              Authority Withheld
                                                 -----------------              ------------------
         William D. Gehl                             14,957,304                         475,084
         Ronald W. Dunmire                           14,957,304                         475,084
         Robert Dressler                             14,957,304                         475,084

Item 5.  Other Items

         Shareholder Proposals

         The proxy statement solicited by the Board of Directors of the Company with respect to the 2000 Annual Meeting of Shareholders will confer discretionary authority on the proxies named therein to vote on any shareholder proposals intended to be presented for consideration at such Annual Meeting that are submitted to the Company after November 22, 1999.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

Exhibit No.       Description
-----------       -----------
3.1               Restated Charter of the Company (incorporated by reference to the Company's Registration Statement on Form S-1, effective
                  June 18, 1986, File No. 33-5348).

3.2 Articles of Amendment to the Restated Charter of the Company, effective September 12, 1988 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1988, File No. 0-14714).

3.3 Articles of Amendment to the Restated Charter of the Company, effective June 8, 1989 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1989, File No. 0-14714).

3.4 Articles of Amendment to the Restated Charter of the Company, effective January 15, 1999.

3.5               Amended and Restated Bylaws of the Company, adopted March 14,
                  1990 (incorporated by reference to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1989,
                  File No. 0-14714).

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

10.1              Second Amendment to Second Amended and Restated Credit
                  Agreement dated as of June 3, 1999 by and among Astec
                  Industries, Inc., Astec Financial Services, Inc., the financial institutions parties thereto in their capacities as lenders and The First National Bank of Chicago, as agent.

27                Financial Data Schedule (EDGAR Filing Only).

(b)      Reports on Form 8-K:

         No reports on Form 8-K have been filed during the quarter ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ASTEC INDUSTRIES, INC.
                                                 (Registrant)

            8/12/99                         /s/ J. Don Brock
         --------------                     -----------------------------------
             Date                           J. Don Brock
                                            Chairman of the Board
                                            and President

            8/12/99                         /s/ F. McKamy Hall
         --------------                     -----------------------------------
             Date                           F. McKamy Hall
                                            Vice President and Chief
                                            Financial Officer

                                 EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
3.1               Restated Charter of the Company (incorporated by reference to the Company's Registration Statement on Form S-1, effective
                  June 18, 1986, File No. 33-5348).

3.2 Articles of Amendment to the Restated Charter of the Company, effective September 12, 1988 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1988, File No. 0-14714).

3.3 Articles of Amendment to the Restated Charter of the Company, effective June 8, 1989 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1989, File No. 0-14714).

3.4 Articles of Amendment to the Restated Charter of the Company, effective January 15, 1999.

3.5               Amended and Restated Bylaws of the Company, adopted March 14,
                  1990 (incorporated by reference to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1989,
                  File No. 0-14714).

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

10.1              Second Amendment to Second Amended and Restated Credit
                  Agreement dated as of June 3, 1999 by and among Astec
                  Industries, Inc., Astec Financial Services, Inc., the financial institutions parties thereto in their capacities as lenders and The First National Bank of Chicago, as agent.

27                Financial Data Schedule (EDGAR Filing Only).