Form 10-Q
period 1999-09-30
ASTEC INDUSTRIES INC
filed 1999-11-12
CIK 792987

SECURITIES & EXCHANGE COMMISSION
                              Washington, D. C.  20549

                                      FORM 10-Q


            (Mark One)

            [ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1999.

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

               Class                Outstanding at November 10, 1999

     Common Stock, par value $0.20             19,112,122



                               ASTEC INDUSTRIES, INC.

                                        INDEX
                                                                    Page Number

           PART I - Financial Information

               Item 1.   Financial Statements-Unaudited

                      Consolidated Balance Sheets as of
                      September 30, 1999 and December 31, 1998             1

                      Consolidated Statements of Income
                      for the Three and Nine Months Ended September 30,
                      1999 and 1998                                        2

                      Consolidated Statements of Cash Flows
                      for the Nine Months Ended September 30, 1999
                      and 1998                                             3

                      Notes to Unaudited Consolidated Financial
                      Statements                                           4

               Item 2.  Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations

           PART II - Other Information

                 Item 1.  Legal Proceedings                               13

                 Item 5.  Other Items                                     14

                 Item 6.  Exhibits and Reports on Form 8-K                14


          PART I _ FINANCIAL INFORMATION

          Item 1.                                     Financial Statements


                    ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                  ACCOUNT DESCRIPTION            SEPTEMBER   DECEMBER
                                                 30,  1999   31, 1998

                         ASSETS
          CURRENT ASSETS
          CASH AND CASH EQUIVALENTS                 $2,593     $5,353
          RECEIVABLES _ NET                         73,907     52,427
          INVENTORIES                               88,772     76,729
          PREPAID EXPENSES AND OTHER                11,982     10,373
                  TOTAL CURRENT ASSETS             177,254    144,882
          PROPERTY AND EQUIPMENT _ NET              91,984     81,142
          OTHER ASSETS                              43,169     23,140
                      TOTAL ASSETS                $312,407   $249,164

          LIABILITIES AND SHAREHOLDERS' EQUITY
          CURRENT LIABILITIES
          NOTES PAYABLE                                $85       $146
          CURRENT MATURITIES OF LONG-TERM DEBT         500        500
          ACCOUNTS PAYABLE _ TRADE                  32,250     27,418
          OTHER ACCRUED LIABILITIES                 38,635     34,953
               TOTAL CURRENT LIABILITIES            71,470     63,017
          LONG-TERM DEBT, LESS CURRENT MATURITIES   70,810     47,220
          OTHER LONG-TERM LIABILITIES                8,262      6,269
          TOTAL SHAREHOLDERS' EQUITY               161,865    132,658
          TOTAL LIABILITIES AND SHAREHOLDERS'     $312,407   $249,164
          EQUITY



                     ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                  (IN THOUSANDS)


                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                       SEPTEMBER 30           SEPTEMBER 30
                                      1999       1998         1999     1998
    NET SALES                      $106,886    $88,797    $339,322   $285,085
    COST OF SALES                    79,107     66,622     249,695    214,780
    GROSS PROFIT                     27,779     22,175      89,627     70,305
    S,G, & A  EXPENSES               14,830     11,822      44,600     37,336
    INCOME FROM OPERATIONS           12,949     10,353      45,027     32,969
    INTEREST EXPENSE                  1,065        660       2,707      2,061
    OTHER INCOME, NET OF EXPENSE        989       (59)       2,851        241
    INCOME BEFORE INCOME TAXES       12,873      9,634      45,171     31,149
    INCOME TAXES                      4,958      3,855      17,534     12,422
    NET INCOME                       $7,915     $5,779     $27,637    $18,727


        EARNINGS PER COMMON SHARE *
              BASIC                   $0.41      $0.31       $1.45      $1.00
              DILUTED                 $0.40      $0.31       $1.38      $0.97


          WEIGHTED AVERAGE COMMON SHARES
          OUTSTANDING *
              BASIC              19,100,919 18,834,377  19,047,564 18,727,790
              DILUTED            20,018,128 18,763,709  19,981,991 19,348,462

          * Restated to retroactively reflect a two-for-one stock split that took effect on January 18, 1999.


                  ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                (UNAUDITED)
                                                      SEPTEMBER    SEPTEMBER
                                                        1999         1998
            CASH FLOWS FROM OPERATING ACTIVITIES:
        NET INCOME                                      $27,637      $18,727
        ADJUSTMENTS TO RECONCILE NET INCOME
        TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
        DEPRECIATION AND AMORTIZATION                     8,355        5,764
        PROVISION FOR DOUBTFUL ACCOUNTS                     519          344
        PROVISION FOR INVENTORY RESERVE                     427        1,431
        PROVISION FOR WARRANTY RESERVE                    3,116        3,436
        (GAIN) ON SALE OF FIXED ASSETS                    (232)         (48)
        PROVISION FOR PENSION RESERVE                       117          121
        (GAIN) ON SALE OF LEASE PORTFOLIO                 (657)        (554)
        (INCREASE) DECREASE IN:
        TRADE RECEIVABLES                              (13,105)     (16,304)
        FINANCE RECEIVABLES                             14,340)     (11,225)
        INVENTORIES                                     (5,603)        (568)
        PREPAID EXPENSES AND OTHER                      (1,578)     (11,142)
        OTHER RECEIVABLES                                   229        (126)
        OTHER  NON-CURRENT ASSETS                           939        (167)
        INCREASE (DECREASE) IN:
        ACCOUNTS PAYABLE                                    369        2,696
        ACCRUED PRODUCT WARRANTY                        (2,800)      (2,629)
        OTHER ACCRUED LIABILITIES                         (160)        5,705
        INCOME TAXES PAYABLE                              3,706       12,480
          TOTAL ADJUSTMENTS                             (20,698)    (10,786)
            NET CASH PROVIDED BY OPERATING ACTIVITIES      6,939       7,941
            CASH FLOWS FROM INVESTING ACTIVITIES:
        PROCEEDS FROM SALE OF PROPERTY AND
        EQUIPMENT _ NET                                     109          318
        PROCEEDS FROM SALE OF LEASE PORTFOLIO            32,368       17,566
        EXPENDITURES FOR -PROPERTY AND EQUIPMENT       (21,095)     (11,675)
                         -EQUIPMENT ON OPERATING LEASE (20,390) (27,245) CASH PAYMENTS IN CONNECTION WITH
        BUSINESS COMBINATION, NET OF CASH              (18,500)
            NET CASH USED BY INVESTING ACTIVITIES (34,363) (14,181) CASH FLOWS FROM FINANCING ACTIVITIES:
        NET BORROWINGS (REPAYMENTS) UNDER
        REVOLVING CREDIT AGREEMENT                        8,158      (4,173)
        NET BORROWINGS (REPAYMENTS) UNDER
        LOAN AND NOTE AGREEMENTS                         14,939        7,919
        PROCEEDS FROM ISSUANCE OF COMMON STOCK            1,673          781
            NET CASH PROVIDED BY FINANCING ACTIVITIES    24,770        4,527
        EFFECT OF EXCHANGE RATE CHANGES ON CASH           (106)
            NET DECREASE IN CASH                        (2,760)      (1,713)
        CASH AT BEGINNING OF PERIOD                       5,353        2,926
        CASH AT END OF PERIOD                            $2,593       $1,213


          ASTEC INDUSTRIES, INC.

          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          Note 1.  Basis of Presentation
               The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to From 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

          Note 2.  Receivables.
               Receivables are net of allowance for doubtful accounts of $1,937,000 and $1,459,000 for September 30, 1999 and December 31,
          1998, respectively.

          Note 3.  Inventories
               Inventories are stated at the lower of first-in, first-out cost or market and consist of the following:

                               (in thousands)
                                   September 30,  December 31,
                                       1999           1998
          Raw Materials               $27,229        $35,275
          Work-in-Process              24,384         18,138
          Finished Goods               37,159         23,316
          Total                       $88,772        $76,729

          Note 4.  Property and Equipment
               Property and equipment is stated at cost. Property and equipment is net of accumulated depreciation of $42,820,000 and $36,759,000 for September 30, 1999 and December 31, 1998,
          respectively.

          Note 5.  Earnings Per Share
               Basic and  diluted  earnings  per share  are  calculated  in accordance with SFAS No. 128. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities.

          Notes to Unaudited Financial Statements  -  Continued

          The following table sets forth the computation of basic and diluted earnings per share:
                          Three Months Ended            Nine Months Ended
                             September 30                 September 30
                          1999          1998            1999         1998
   Numerator
   Net income       $7,915,000    $5,779,000     $27,637,000  $18,727,000
   Denominator:
   Denominator for
    basic earnings
    per share       19,100,919    18,834,377      19,047,564   18,727,790
   Effect of dilutive
    securities:
   Employee stock
    options            917,209       654,511         934,427      620,672
   Denominator for
    diluted earnings
    per share       20,018,128    19,488,888      19,981,991   19,348,462
   Earnings per common
    share:
    Basic                $0.41         $0.31           $1.45        $1.00
    Diluted              $0.40         $0.31           $1.38        $0.97


          Note 6.  Comprehensive Income
               Total comprehensive income was $7,915,000 and $27,637,000 for the three and nine months ended September 30, 1999 and $5,779,000 and $18,727,000 for the three and nine months ended September 30, 1998.

          Note 7.  Contingent Matters
               Certain customers have financed purchases of Astec products through arrangements in which the Company is contingently liable for customer debt aggregating approximately $7,344,000 at September 30, 1999 and $1,271,000 at December 31, 1998.

          Note 8.  Segment Information

                                 Three months ended
                                 September 30, 1999

                    Hot-mix    Aggregate     Mobile Asphalt
                    Asphalt    Processing     Construction   All
                    Plants     Equipment        quipment    Others    Total

 Revenues from
  external customers $45,414       $40,471       $14,879     $6,122  $106,886
 Intersegment
  revenues              4,19         3,012           234        606     8,048
 Segment profit       $6,618        $4,652        $2,383   ($5,694)    $7,959


                                  Three months ended
                                  September 30, 1998

                     Hot-mix    Aggregate    Mobile Asphalt
                     Asphalt    Processing    Construction   All
                     Plants     Equipment      Equipment    Others    Total

 Revenues from
  external customers $37,510       $27,423       $17,833     $6,031   $88,797
 Intersegment
  revenues             2,591         2,500             0      3,596     8,687
 Segment profit       $5,089        $2,623        $3,172   ($4,346)    $6,538


                                   Nine months ended
                                   September 30, 1999

                     Hot-mix     Aggregate   Mobile Asphalt
                     Asphalt     Processing   Construction   All
                     Plants      Equipment     Equipment    Others    Total

 Revenues from
  external customers $145,564      $118,222      $56,093   $19,443   $339,322
 Intersegment
  revenues              9,976         9,222          235     4,335     23,768
 Segment profit       $21,195       $15,819      $10,533 ($19,757)    $27,790


                                    Nine months ended
                                    September 30, 1998

                      Hot-mix    Aggregate    Mobile Asphalt
                      Asphalt    Processing    Construction   All
                      Plants     Equipment      Equipment    Others   Total
 Revenues from
  external customers $128,777       $86,239     $50,093      $19,976 $285,085
 Intersegment
  revenues              8,718         5,914           2        5,765   20,399
 Segment profit       $17,077        $9,769      $8,718    ($16,043)  $19,521


          Reconciliations of the reportable segment totals for profit or loss to the Company's consolidated totals are as follows:

                                Three months ended    Nine months ended
                                   September 30,        September 30,

                                  1999      1998       1999      1998

          Profit:

          Total profit for       $13,653    $10,884   $47,547    $35,564
          reportable segments

          Other profit (loss)    (5,694)    (4,346)  (19,757)   (16,043)

          Equity in income of          0        (2)        52         94
          joint venture

          Elimination of            (44)      (757)     (205)      (888)
          intersegment profit

          Total consolidated      $7,915     $5,779   $27,637    $18,727
          net income


          Note 9.  Legal Matters
               There have been no material developments in legal proceedings previously reported. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
          Part I - Item 2  "Contingencies" of this Report.

          Note 10. Seasonality
               Due to varied product lines, the Company's business has become less seasonal during the past few years; approximately 75% to 80% of the Company's business volume occurs during the first nine months of the year.

         Item 2. Management's Discussion and Analysis Of Financial Condition And Results Of Operations

               When used in this report, press releases and elsewhere by management or the Company from time to time, the words, _believes,_ _anticipates,_ and _expects_ and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, which include the risk factors discussed in this report, and other risk factors that are discussed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. The Company undertakes no obligations to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date such statements are made or to reflect the occurrence of unanticipated events.

          Results of Operations

               For the three  months ended  September 30,  1999, net  sales increased to $106,886,000 from $88,797,000 for the three-months ended September 30, 1998, representing a 20.4% increase. The acquisition of Johnson Crushers International, Inc. during October 1998 accounted for approximately $5,712,000 of the increase in sales for the third quarter of 1999 over sales for the third quarter of 1998. The acquisition of Breaker Technology, Inc. in August 1999 accounts for an additional $4,035,000 of the increase during the third quarter of 1999 versus the third quarter of 1998. The remainder of the increase in net sales for the third quarter of 1999 compared to the third quarter of 1998 related mainly to sales of asphalt mixing plants and components and aggregate crushing equipment. International sales for the third quarter of 1999 decreased to $8,938,000, from $22,770,000 for the same period of 1998.

               Net sales for the nine months ended September 30, 1999 increased approximately 19.0% to $339,322,000 from $285,085,000 for the nine months ended September 30, 1998. For the nine months ended September 30, 1999, approximately $22,474,000, or 41.4% of the increase in net sales is attributable to Johnson Crushers International, Inc. and $4,035,000, or 7.4% is attributable to Breaker Technology, Inc. The remainder of the increase in net sales for the nine months ended September 30, 1999 is primarily attributable to increased sales of asphalt mixing plants and related components, and to a lesser extent to both the sales of aggregate crushing equipment and mobile construction equipment.

               Gross profit for the three months ended September 30, 1999 increased to $27,779,000 (26.0%) from $22,175,000 (25.0%) for the three months ended September 30, 1998. Gross profit for the nine months ended September 30, 1999 was $89,627,000 (26.4%) compared to gross profit of $70,305,000 (24.7%) for the nine months ended September 30, 1998. The increase in the gross profit margin for the three and nine months ended September 30, 1999 relates primarily to the Company's initiation of several cost-reduction and cost-control strategies to increase profit margins on several product lines.

               Selling, general and administrative expenses for the three months ended September 30, 1999 were $14,830,000 or 13.9% of net sales, compared to $11,822,000 or 13.3% of net sales for the three months ended September 30, 1998. Approximately $679,000, or 22.6% of the increase in selling, general and administrative expenses for the three months ended September 30, 1999 compared to the same quarter in 1998, relates to the acquisition of Johnson Crushers International, Inc. An additional $674,000, or 22.4% of the increase in selling, general and administrative expenses in the third quarter of 1999 as compared to the third quarter of 1998 is due to the acquisition of Breaker Technology, Inc. The remaining increase related to increased sales department expenses at several subsidiaries.

               Selling, general and administrative expenses for the nine months ended September 30, 1999 increased to $44,600,000, from $37,336,000 for the nine months ended September 30, 1998, an increase of $7,264,000, or 19.5%. Approximately 27.3% of the increase in selling, general and administrative expenses for the nine months ended September 30, 1999 compared to the same period of 1998 related to Johnson Crushers International, Inc., with an additional 9.3% attributable to Breaker Technology, Inc. The remaining increase in selling, general and administrative expenses for the three and nine months ended September 30, 1999, compared to the same period in the prior year, relates primarily to increased sales department expenses at several subsidiaries.

               Interest expense  increased  to  $1,065,000  for  the  three months ended September 30, 1999 from $660,000 for the three months ended September 30, 1998. Interest expense as a percentage of net sales increased slightly to approximately 1% for the three months ended September 30, 1999 from .7% for the quarter ended June 30, 1998.

               Interest expense for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 increased to $2,707,000 from $2,061,000. The increase in interest expense for the three and nine months ended September
          30, 1999 compared to the three and nine months ended September 30, 1998, is due mainly to increased borrowing under the
          Company's revolving credit facility by the Company's captive finance company. Approximately $150,000 of the increase in interest expense three and nine months ended September 30, 1999 related to the acquisition of Breaker Technology in August 1999.

               Other income, net of other expense, was $989,000, or .9% of net sales for the quarter ended September 30, 1999, compared to net other expense of $59,000, for the quarter ended September 30, 1998. Other income, net of other expense for the nine months ended September 30, 1999 was $2,851,000 compared to other income, net of other expense for the nine months ended September 30, 1998 of $241,000, an increase of $2,610,000. The increase in other income, net of other expense for the three and nine months ended September 30, 1999 over the three and nine months ended September 30, 1998, relates mainly to interest income and fees of lease portfolios of the captive finance company and gains from lease portfolio sales.

               Income tax expense for the third quarter of 1999 increased to $4,958,000 from $3,855,000 at September 30, 1998, an increase of $1,103,000 or 28.6%. Tax expense is 4.6% and 4.3% of net sales for the three months ended September 30, 1999 and 1998, respectively. The effective tax rates for the three months ended September 30, 1999 and 1998 were 38.5% and 40%, respectively.

               For the nine months ended September 30, 1999 and 1998, income tax expense was $17,534,000 and $12,422,000, or 5.2% and 4.4%, respectively. The effective tax rates for the nine months ended September 30, 1999 and 1998 were 38.8% and 40%, respectively.

               Backlog of orders at September 30, 1999 was $78,895,000 compared to $72,477,000 at September 30, 1998, restated for acquisitions. The majority of the increase in the backlog at September 30, 1999 compared to that of September 30, 1998 related to an increase in domestic orders for asphalt mixing plants.

          Liquidity and Capital Resources

               On August 13, 1999 the Company acquired substantially all of the assets of Teledyne Specialty Equipment's Construction and
          Mining business unit from Allegheny Teledyne Incorporated for $18.5 million in cash. The acquired business has its manufacturing operation in Thornbury, Ontario, Canada and maintains product assembly and distribution centers in California and Ohio. The Breaker Technology companies design, manufacture and market hydraulic rock breakers and attachments, breaker systems and mobile mining equipment commonly used in the rock quarrying and mining industries. The Canadian manufacturing business operates as Breaker Technology, Ltd. while the domestic business locations operate as Breaker Technology, Inc., both of which are wholly owned subsidiaries of Astec Industries, Inc.

               As of September 30, 1999, the Company had working capital of $105,784,000 compared to $78,512,000 at September 30, 1998.

               Total short-term borrowings, including current maturities of long-term debt, were $585,000 at September 30, 1999 compared to $500,000 at September 30, 1998. The current portion of outstanding Industrial Development Revenue Bonds account for $500,000 of the current maturities of long-term debt at September 30, 1999.

               Long-term debt, less current maturities was $70,810,000 at September 30, 1999 and $38,975,000 at September 30, 1998. During the second quarter of 1999 the Company increased its available unsecured revolving credit line with First Chicago NBD from $70,000,000 to $90,000,000, retaining the original expiration date of November 22, 2002. At September 30, 1999 the Company was utilizing approximately $35,610,000 of its available credit under the revolving credit agreement. As part of the revolving credit line with First Chicago NBD, the Company is subject to certain minimum financial covenants. Principal covenants under the First Chicago credit agreement include (i) the maintenance of certain levels of net worth and compliance with certain net worth, leverage and interest coverage ratios, (ii) a limitation on capital expenditures and rental expense, (iii) a prohibition against dividends, and (iv) a prohibition on large acquisitions except upon the consent of the lenders. In addition, on August 13, 1999 a term loan in the amount of $15,000,000 made available by First Chicago NBD. The Company used the $15,000,000 loan to partially finance the acquisition of Breaker Technology on that date.

               The increase in outstanding debt at September 30, 1999 compared to the same period of 1998 is due to utilization of the revolving line of credit and use of the term loan described above for the purchase of Breaker Technology. The revolving line of credit was also used to finance 1999 capital expenditures and equipment leases of customers by the captive finance company.

               Capital expenditures in 1999 for plant expansion and for further modernization of the Company's manufacturing processes are expected to be approximately $27,000,000. The Company expects to finance these expenditures using the revolving credit facility. Capital expenditures for the nine months ended September 30, 1999 were $21,095,000.

               As  part  of  the  Company's  $90,000,000  revolving  credit facility, Astec Financial Services, Inc. has a segregated portion of $30,000,000. At September 30, 1999, Astec Financial Services, Inc. had utilized $20,240,000 of this line, which is included in the above stated utilization. Advances under this line of credit are limited to _Eligible Receivables_ of Astec Financial Services, Inc. as defined in the credit agreement. The Company was in compliance with all financial covenants related to the line of credit at September 30, 1999.

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

               Management presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue will be mitigated. However, in the unlikely event such modifications and replacements are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

               The Company's plan to resolve  the Year 2000 issue  involves
          four   phases:       assessment,    remediation,   testing    and
          implementation. The Company has completed its assessment of all systems that could be significantly affected by the Year 2000. In addition, the Company completed the acquisition of Breaker Technology on August 13, 1999, this Year 2000 project update includes the Year 2000 efforts of the newly acquired company.

               A limited amount of operating equipment, used mainly in manufacturing, is date sensitive. Manufacturers of this equipment were contacted and the Company has installed update modifications and has completed or is in the process of testing modifications. The remediation, implementation and testing phases of updating the operating equipment is more than 97%
          complete. Additional testing of modifications is scheduled for completion by November 30, 1999.

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

               The Company queried its significant suppliers and other external agents (no external agents share information systems with the Company) as to their readiness for the Year 2000. The assessment phase of querying significant third party associations is 100% complete. The Company is more than 95% complete in remediation, testing and implementation of various processes with significant suppliers and external agents.

               The total cost of the Year 2000 project is estimated to be approximately $3,000,000 and is being funded by the revolving credit line and through operating cash flows. During 1998, the Company incurred approximately $2,200,000, related to all phases of the Year 2000 project. The originally budgeted capitalized expenditures for 1999 were estimated at $620,000. Currently, with additional information, and considering additional software and hardware requirements, the Company expects 1999 capital expenditures related to the Year 2000 project to reach $1,000,000. The related expensed Y2K project costs have been updated to include the expenses of the Breaker Technology. Also, the estimated costs have increased slightly from the prior quarter at several subsidiaries and are expected to approximate $185,000 at December 31, 1999.

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

               The Company does not have a fully documented contingency plan in place in the event it does not complete all phases of the Year 2000 project, but it has documented prudent preventive measures that can be undertaken to secure operational capabilities in case of system failure. These measures include identifying secondary sources for raw materials, goods and services; identifying alternate manufacturing routing methods; stocking additional critical raw materials; printing of paper documents and reports as reference tools; and performing disaster recovery testing for potential power interruptions or machine failures. The Company currently evaluating the status of completion of the Year 2000 project and continues to set contingency plans mainly for external factors beyond the Company's immediate control which could impact operations. These external factors could include interruptions related to energy, raw materials or transportation.

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

          RISK FACTORS

          A decrease in government funding of highway construction and maintenance may adversely affect our operating results

               Many of our customers depend substantially on government funding of highway construction and maintenance and other infrastructure projects. Federal government funding of infrastructure projects is usually accomplished through bills which establish funding over a multi-year period. The most recent spending bill was signed into law in June 1998 and covers federal spending through 2003. We cannot assure you that this legislation will not be revised in future congressional sessions, that recent increases in federal funding of infrastructure will continue or that federal funding will not decrease in the future, especially in the event of an economic recession. In addition, Congress could pass legislation in future sessions which would allow for the diversion of highway funds for other national purposes or could restrict funding of infrastructure projects unless states comply with certain federal policies. Any decrease or delay in government funding of highway construction and maintenance and other infrastructure projects could reduce our revenues and profits.

          Downturns in the general economy or the commercial construction industry may adversely affect our revenues and operating results.

               Demand for many of our products, especially in the commercial construction industry, is cyclical. Sales of our products are sensitive to the state of the U.S., foreign and regional economies in general, and in particular, changes in commercial construction spending and government infrastructure spending. We could face a downturn in the commercial construction industry based upon a number of factors, including:

          . the level of interest rates;

          . availability of funds for construction;

          . labor disputes in the construction industry causing work stoppages;

          . energy or building materials shortages; and

          . inclement weather.

            General economic downturns, including any downturns in the commercial construction industry, could result in a material decrease in our revenues and operating results.

          Acquisitions that we have made in the past and future acquisitions involve risks that could adversely affect our future financial results

               We have completed six business and asset acquisitions since 1994 and plan to acquire additional businesses in the future. We cannot guarantee that we will achieve the benefits expected to be realized from our acquisitions. Our future success may be limited because of unforeseen expenses, difficulties, complications, delays and other risks inherent in acquiring businesses, including the following:

          . we may have difficulty integrating the financial and administrative functions of acquired businesses

          . acquisitions may divert management's attention from our existing operations

          . we may have difficulty in competing successfully for available acquisition candidates, completing future acquisitions or accurately estimating the financial effect of any businesses we acquire

          . we may have delays in realizing the benefits of our strategies for an acquired business

          . we may not be able to retain key employees necessary to continue the operations of the acquired business

          . acquisition costs may deplete significant cash amounts or may decrease our operating income

          . we may choose to acquire a company that is less profitable than we are or has lower profit margins than we do

          . future acquired companies may have unknown liabilities that could require us to spend significant amounts of additional capital

          Competition could reduce revenue from our products and services

               We currently face strong competition in product performance, price and service. Some of our national competitors have greater financial, product development and marketing resources than we have. If competition in our industry intensifies or our current competitors lower their prices for competing products, we may be required to lower the prices we charge for our products. We may also lose sales and be required to lower our prices as our competitors further develop and enhance their product lines.
          This may reduce revenue from our products and services.

          We may face product liability claims or other liabilities due to the nature of our business

               We manufacture heavy machinery that is used by our customers at excavation and construction sites and on high-traffic roads. Any defect in, or improper operation of, our equipment can result in personal injury and death, and damage to or destruction of property, any of which could cause product liability claims to be filed against us. The amount and scope of our insurance coverage may not be adequate to cover all losses or liabilities we may incur in the event of a product liability claim. We may not be able to maintain insurance of the types or at the levels we deem necessary or adequate or at rates we consider reasonable. Any liabilities not covered by insurance could reduce our profitability or have an adverse effect on our financial condition.

          We may be adversely affected by governmental regulations

               Our hot-mix asphalt plants contain air pollution control equipment that must comply with performance standards promulgated by the Environmental Protection Agency. We cannot assure you that these performance standards will not be increased in the future. Changes in these requirements could cause us to undertake costly measures to redesign or modify our equipment or otherwise adversely affect the manufacturing processes of our products. Such changes could have a material adverse effect on our operating results.

               Also, due to the size and weight of some of the equipment that we manufacture, we often are required to comply with conflicting state regulations on the maximum weight transportable on highways and roads. In addition, some states regulate the operation of our component equipment, including asphalt mixing plants and soil remediation equipment, and most states regulate the accuracy of weights and measures, which affect some of the control systems that we manufacture. We cannot assure you that we will not incur material costs or liabilities in connection with the regulatory requirements applicable to our business.

          An increase in the price of oil or decrease in the availability of oil could reduce demand for our products.

               A significant portion of our revenues relate to the sale of equipment that produces asphalt mix. A major component of asphalt is oil and asphalt prices correlate with the price and availability of oil. A material rise in the price of oil or a material decrease in the availability of oil would increase the cost of producing asphalt, which would likely decrease demand for asphalt, resulting in decreased demand for our products. This could have a material adverse effect on our revenues and results of operations.

          We rely on proprietary technologies that we may be unable to protect from infringement or which may infringe technology owned by others

               We hold numerous patents covering technology and applications related to many of our products and systems, and numerous trademarks and trade names registered with the U.S. Patent and Trademark Office and in foreign countries. There can be no assurance that the breadth or degree of protection of our existing or future patents or trademarks will adequately protect us against infringements, or that any pending patent or trademark applications will result in issued patents or trademarks. There can also be no assurance that our patents, registered trademarks or patent applications, if any, will be upheld if challenged, or that competitors will not develop similar or superior methods or products outside the protection of our patents. This could reduce demand for our products and materially decrease our revenues. It is possible that our existing patents, trademarks or other rights may not be valid or that we may infringe existing or future patents, trademarks or proprietary rights of our competitors. In the event that our products are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify the design of our products, change the name of our products or obtain a license for the use of some of the technologies used in our products. There can be no assurance that we would be able to do any of the foregoing in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do so could have an adverse effect on our business and results of operations.

          Our success depends on key members of our management and other employees

               Dr. J. Don Brock, our Chairman and President, is of significant importance to our business and operations. The loss of his services may adversely affect our business. In addition, our ability to attract and retain qualified engineers, skilled manufacturing personnel and other professionals, either through direct hiring, or acquisition of other businesses employing such professionals, will also be an important factor in determining our future success.

          We face risks of managing and expanding in international markets

               In 1998, international sales represented approximately 19% of our total sales. We plan to continue to increase our presence in international markets. In connection with any increase in international sales efforts, we will need to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist. In addition, international revenues are subject to the following risks:

          . fluctuating currency exchange rates which can reduce the profitability of foreign sales;
          . the burden of complying with a wide variety of foreign laws and regulations;
          . dependence on foreign sales agents;
          . political and economic instability of governments; and . the imposition of protective legislation such as import or export barriers.

          We could suffer Year 2000 computer problems that could disrupt our operations

               Our business, financial condition and results of operations may be adversely impacted by computer system issues related to the Year 2000. We have completed our assessment of Year 2000 readiness of our information technology computer hardware and software and non-information technology equipment and systems. We are currently in the process of the remediation, testing and implementation phases of our Year 2000 plan. However, we do not have a fully documented contingency plan in place if we do not complete our Year 2000 improvements, or the improvements fail to make our systems Year 2000 ready. We may not be successful in implementing Year 2000 solutions at a cost that does not materially adversely affect our business, financial condition and results of operations. Any failure on our part to have Year 2000 compliant programs and systems in place in a timely manner could disrupt our operations.

               We manufacture products that use either internally or externally developed software that is date sensitive and susceptible to the Year 2000 problem. In addition, a portion of our manufactured products are automated and utilize personal

          computers to operate.   Therefore, there is uncertainty about the
          broader scope of the Year 2000 issue as it may affect third parties, including our suppliers and customers, which are
          critical to our operations.     We have taken various measures to
          notify and assist customers to become Year 2000 compliant
          depending on the type and age of the products they own.   We have
          also queried our significant suppliers and other external agents as to their readiness for the Year 2000. However, our efforts may not be adequate to ensure that the products purchased from our suppliers or sold to our customers will not malfunction due to Year 2000 issues. Any such failures could significantly hurt our supplier and customer relations and reduce our revenues and operating results.

               Year 2000 issues could also hinder our ability to provide customer technical support or to provide customer parts orders as quickly as necessary, among other potential risks. In addition, we could be subject to litigation for computer systems product failure. Also, for applications using software and systems dependent on outside technical support, technical support may not be available with sufficient time to prevent adverse effects on operations. In the event any of the situations described above occur, we wold face potential liability and lost revenues.

          Our quarterly operating results are likely to fluctuate, which may decrease our stock price

               Our quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. As a result, our operating results may fall below the expectations of securities analysts and investors in some quarters, which could result in a decrease in the market price of our common stock. The reasons our quarterly results may fluctuate include:

          . general competitive and economic conditions;

          . delays in, or uneven timing in the delivery of, customer orders;

          . the introduction of new products by us or our competitors;

          . product supply shortages; and

          . reduced demand due to adverse weather conditions.

               Period to period comparisons of such items are not necessarily meaningful and, as a result, should not be relied on as indications of future performance.

          Our Articles of Incorporation, Bylaws, Rights Agreement and Tennessee law may inhibit a takeover.

               Our charter, bylaws and Tennessee law contain provisions that may delay, deter or inhibit a future acquisition, or an attempt to obtain control, of Astec. This could occur even if our shareholders are offered an attractive value for their shares or if a substantial number or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us or obtaining control of us to negotiate with and obtain the approval of our Board of Directors in connection with the transaction. Provisions that could delay, deter or inhibit a future acquisition, or an attempt to obtain control, of us include the following:

          . a staggered Board of Directors;

          . requiring a two-thirds vote of the total number of shares issued and outstanding to remove directors other than for cause;

          . requiring advanced notice of actions proposed by shareholders for consideration at shareholder meetings;

          . limiting the right of shareholders to call a special meeting of shareholders;

          . requiring that all shareholders entitled to vote on an action provide written consent in order for shareholders to act without holding a shareholders meeting; and

          . the Tennessee Control Share Acquisition Act.

               In addition, the rights of holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of our preferred stock that may be issued in the future and that may be senior to the rights of holders of our common stock. On December 22, 1995, our Board of Directors approved a Shareholder Protection Rights Agreement which provides for one preferred stock purchase right in respect of each share of our common stock. These rights become exercisable upon a person or group of affiliated persons acquiring 15% or more of our then-outstanding common stock by all persons other than an existing 15% shareholder. This Rights Agreement also could discourage bids for your shares of common stock at a premium and could have a material adverse effect on the market price of your shares.

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


               (a) Exhibits:

     Exhibit No.    Description

          3.1       Restated  Charter  of  the  Company  (incorporated   by
                    reference to the Company's Registration Statement on Form S-1, effective June 18, 1986, File No. 33-5348).

          3.2       Articles of Amendment  to the Restated  Charter of  the
                    Company,                                      effective
                     September 12, 1988  (incorporated by  reference to  the
                    Company's Annual Report on Form 10-K for the year ended
                    December 31, 1988, File No. 0-14714).
          3.3       Articles of Amendment  to the Restated  Charter of  the
                    Company,  effective  June  8,  1989  (incorporated   by
                    reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 0-14714).
          3.4 Articles of Amendment to the Restated Charter of the Company, effective January 15, 1999 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 0-14714).
          3.5 Amended and Restated Bylaws of the Company, adopted March 14, 1990 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 0-14714).

          4.1 Trust Indenture between City of Mequon and FirstStar Trust Company, as Trustee, dated as of February 1, 1994 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-14714).

          4.2 Indenture of Trust, dated April 1, 1994, by and between Grapevine Industrial Development Corporation and Bank One, Texas, NA, as Trustee (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-14714).

          4.3 Shareholder Protection Rights Agreement, dated December 22, 1995 (incorporated by reference to the Company's Current Report on Form 8-K dated December 22, 1995, File No. 0-14714).
          10.1 Term Loan in the amount of $15,000,000 dated August 13, 1999 by and between Astec Industries, Inc. and The First National Bank of Chicago.

          10.2 Asset Purchase Agreement dated August 13, 1999 by and between Teledyne Industries Canada Ltd. and Astec Industries, Inc. for the purchase of substantially all of assets of Teledyne Specialty Equipment's
                    Construction and Mining business.

          10.3 Third Amendment to Second Amended and Restated Credit Amendment dated August 11, 1999 by and between Astec Industries, Inc. and Astec Financial Services, Inc. and The First National Bank of Chicago.

          27        Financial Data Schedule (EDGAR Filing Only).

               (b)  Reports on Form 8-K:

               No reports on Form 8-K have been filed during the quarter ended September 30, 1999.


                                     SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ASTEC INDUSTRIES, INC.
                                                  (Registrant)



               11/12/99                             /s/ J. Don Brock
                 Date                               J. Don  Brock
                                                    Chairman of the Board
                                                    and President

               11/12/99                            /s/ F. McKamy Hall
                 Date                              F. McKamy Hall
                                                   Vice President and Chief
                                                   Financial Officer



                                    EXHIBIT INDEX

        Exhibit No. Description

          10.1 Term Loan in the amount of $15,000,000 dated August 13, 1999 by and between Astec Industries, Inc. and The First National Bank of Chicago.

          10.2 Asset Purchase Agreement dated August 13, 1999 by and between Teledyne Industries Canada Ltd. and Astec Industries, Inc. for the purchase of substantially all of assets of Teledyne Specialty Equipment's
                    Construction and Mining business.

          10.3 Third Amendment to Second Amended and Restated Credit Amendment dated August 11, 1999 by and between Astec Industries, Inc. and Astec Financial Services, Inc. and The First National Bank of Chicago.

          27        Financial Data Schedule (EDGAR Filing Only).


                                    EXHIBIT 10.1

             $15,000,000 TERM LOAN DATED AUGUST 13, 1999 BY AND BETWEEN ASTEC INDUSTRIES, INC. AND THE FIRST NATIONAL BANK OF CHICAGO.


                                    EXHIBIT 10.1
                                     MASTER NOTE
                             (FIXED AND FLOATING RATES)


          $15,000,000.00                             Date:  August 13, 1999

          FOR VALUE RECEIVED, ASTEC INDUSTRIES, INC. (the "Borrower") promises to pay to the order of THE FIRST NATIONAL BANK OF CHICAGO (the "Bank"), in lawful money of the United States at the office of the Bank at One First National Plaza, Chicago, Illinois, or as the Bank may otherwise direct, the lesser of Fifteen Million and No/100ths Dollars ($15,000,000.00) or the aggregate outstanding unpaid principal amount of loans evidenced hereby ("Loans"), together with interest as provided below.

          Any person authorized to borrow on behalf of the Borrower (an "Authorized Person") may request a Loan by telephone or telex. The Borrower agrees that the Bank is authorized to honor requests which it believes, in good faith, to emanate from an Authorized Person, whether in fact that be the case or not.

          Loans may bear interest at either a fixed rate ("Fixed Rate Loans") or a floating rate ("Floating Rate Loans"). Loans shall be Floating Rate Loans unless the Bank and the Borrower agree to a fixed rate for a specific interest period. Subject to availability and for an interest period to be agreed upon Fixed Rate Loans shall bear interest at a rate equal to the sum of the Applicable Margin plus the Eurodollar Rate, where the Applicable Margin is .75% per annum from the funding date to and including October 31, 1999, 1.00% per annum from November 1, 1999 to and including December 31, 1999 and 1.25% per annum thereafter and the Eurodollar Rate is the rate at which deposits in U.S. dollars in the amount and for a maturity corresponding to that of the applicable interest period are offered by the Bank in the offshore interbank market at approximately 10 a.m. (Chicago time) two business days prior to the first date of such interest period, adjusted for maximum statutory reserve requirements.

          At the expiration of an interest period applicable to a Fixed Rate Loan, such Fixed Rate Loan shall automatically convert into a Floating Rate Loan unless the Bank and the Borrower agree to a fixed rate for a new interest period. All Floating Rate Loans and all Fixed Rate Loans shall be payable on the date which is the six month anniversary of the date of this note (the "Maturity Date"). Interest on each Fixed Rate Loan shall be payable on the last day of the interest period for such Fixed Rate Loan. Floating Rate Loans shall bear interest at a rate equal to the corporate base rate of interest announced by the Bank from time to time, changing when and as the corporate base rate changes. Interest on Floating Rate Loans shall be payable on the Maturity Date and on demand thereafter. Any Floating Rate Loan or Fixed Rate Loan which is not paid on the Maturity Date (or any earlier accelerated maturity date) shall bear interest at a rate equal to the sum of the corporate base rate of interest announced by the Bank from time to time, plus 2% per annum, changing when and as the corporate base rate changes.

          Each payment of principal or interest hereunder shall be made in immediately available funds. If any payment shall become due and payable on a Saturday, Sunday or legal holiday under the laws of Illinois, such payment shall be made on the next succeeding business day in Illinois and any such extended time of the payment of principal or interest shall be included in computing interest. All interest hereunder shall be computed for the actual number of days elapsed on a 360-day year basis. The Borrower hereby authorizes the Bank to deposit the proceeds of Loans to, and to charge payments of principal and interest against, the Borrower's deposit account with the Bank.

          A Fixed Rate Loan may not be prepaid prior to the last day of its applicable interest period without the written consent of the Bank. If, for any reason, any payment of a Fixed Rate Loan occurs prior to the last day of its applicable interest period, the Borrower will indemnify the Bank for any loss or cost which the Bank determines is attributable to such payment, including, without limitation, any loss or cost in liquidating or employing deposits acquired to fund or maintain such Fixed Rate Loan. Loans bearing interest at a rate related to the corporate base rate may be prepaid by the Borrower, without premium or penalty.

          The Borrower hereby authorizes the Bank to record Loans, interest rates, interest periods, repayments, and payment dates on the schedule attached to this Note or otherwise in accordance with the Bank's usual practice. The obligation of the Borrower to repay each Loan made hereunder shall be absolute and unconditional notwithstanding any failure of the Bank to enter such amounts on such schedule or to receive written confirmation of the transaction from the Borrower. If the Bank requests a written confirmation of a requested Loan, the Borrower will confirm the terms of each Loan by mailing a confirmation letter to the Bank signed by any authorized person. If the Bank elects to confirm the terms of a Loan to the Borrower, the Borrower will notify the Bank in writing within 10 days after the Borrower's receipt of such confirmation if it believes such confirmation to be inaccurate, and the Borrower hereby waives any right to contest the accuracy of such confirmation after such 10-day period. In the event of disagreement as to the terms of a transaction, the Bank's records shall govern, absent manifest error.

          If  any  change  in  any  law,  rule,  regulation  or   directive
          (including, without limitation, Regulation D of the Board of Governors of the Federal Reserve System) imposes any condition the result of which is to increase the cost to the Bank of making, funding or maintaining any Fixed Rate Loan or reduces any amount receivable by the Bank hereunder in connection with a Fixed Rate Loan, the Borrower shall pay the Bank the amount of such increased expense incurred or the reduction in any amount received which the Bank determines is attributable to making, funding and maintaining the Fixed Rate Loans.

          The Bank may elect to sell participations in or assign its rights under Loans. The Borrower agrees that if it fails to pay any Loan when due, any purchaser of an interest in such Loan shall be entitled to seek enforcement of this note if the purchaser is permitted to do so pursuant to the terms of the participation agreement between the Bank and such purchaser.

          The Borrower hereby authorizes the Bank and any other holder of an interest in this Note (a "Holder") to disclose confidential information relating to the financial condition or operations of the Borrower (i) to any affiliate of the Bank or any Holder, (ii) to any purchaser or prospective purchaser of an interest in any Loan, (iii) to legal counsel, accountants, and other professional advisors to the Bank or any Holder, (iv) to regulatory officials,
          (v) as requested or required by law, regulation, or legal process or (vi) in connection with any legal proceeding to which the Bank or any other holder is a party.

          This Note is the Note issued pursuant to, and is entitled to the benefits of, the letter agreement between the Borrower and the Bank dated as of August 13, 1999 (which, as it may be amended or modified and in effect from time to time, is herein called the "Letter Agreement"), to which Letter Agreement reference is hereby made for a statement of the terms and conditions governing this Note, including the terms and conditions under which the maturity of this Note may be accelerated. Nothing in this Note shall constitute a commitment to make loans to the Borrower.

          If any amount payable hereunder is not paid when due or upon demand, as applicable, then any indebtedness from the Bank to the Borrower may be offset and applied toward the payment of all unpaid principal, interest and fees payable hereunder, whether or not such amounts, or any part thereof, shall then be due. The Borrower expressly waives any presentment, demand, protest or notice in connection with this note now, or hereafter, required by applicable law and agrees to pay all costs and expenses of collection.

          THIS NOTE SHALL BE GOVERNED BY THE INTERNAL LAW (AND NOT THE LAW OF CONFLICTS) OF THE STATE OF ILLINOIS, GIVING EFFECT, HOWEVER, TO FEDERAL LAWS APPLICABLE TO NATIONAL BANKS. THE BORROWER AND THE BANK EACH HEREBY WAIVE TRIAL BY JURY IN ANY JUDICIAL PROCEEDING INVOLVING, DIRECTLY OR INDIRECTLY, ANY MATTER (WHETHER SOUNDING IN TORT, CONTRACT OR OTHERWISE) IN ANY WAY ARISING OUT OF, RELATED TO, OR CONNECTED WITH THIS NOTE OR THE RELATIONSHIP ESTABLISHED HEREUNDER.


                                        ASTEC INDUSTRIES, INC.
                                        By:  /s/ Richard W. Bethea, Jr.
                                   Title:  Secretary


                                    EXHIBIT 10.2

            ASSET PURCHASE AGREEMENT DATED AUGUST 13, 1999 BY AND BETWEEN
             TELEDYNE INDUSTRIES CANADA LTD. AND ASTEC INDUSTRIES, INC.


                                    EXHIBIT 10.2

                          ASSET PURCHASE AND SALE AGREEMENT
                                    BY AND AMONG
                         TELEDYNE INDUSTRIES CANADA LIMITED,
                              TELEDYNE CM PRODUCTS INC.
                                         AND
                               ASTEC INDUSTRIES, INC.
                             DATED AS OF AUGUST 13, 1999

      1
      2
      3
      4
      5                   ASSET PURCHASE AND SALE AGREEMENT
      6
      7             THIS ASSET PURCHASE AND SALE AGREEMENT (_Agreement_ ),
      8   is dated and entered into as of August 13, 1999, by and among
      9   Teledyne Industries Canada Limited, an Ontario corporation
     10   (_Teledyne Canada_ ), Teledyne CM Products Inc., an Ontario
     11   corporation (_CM Products_ ) (Teledyne Canada and CM Products
     12   are hereinafter collectively referred to as the _Sellers_ ), and
     13   Astec Industries, Inc., a Tennessee corporation, (the
     14   _Purchaser_ ), with reference to the following:

     15                               RECITALS

     16             A. The Sellers, through the Construction and Mining
     17   business unit (the _CM Division_ ) of Teledyne Specialty
     18   Equipment, are the owners of certain assets more particularly
     19   described in this Agreement used by the CM Division in the
     20   manufacture and sale of construction and mining equipment (the
     21   _Business_ ).

     22             B. The Purchaser wishes to purchase the Business and
     23   certain of the assets of the CM Division, and the Sellers are
     24   willing to sell the Business and such assets of the CM Division
     25   on the terms and conditions set forth herein.

     26             NOW, THEREFORE, in consideration of the foregoing and
     27   of the mutual representations, warranties, covenants, agreements,
     28   terms and conditions set forth below, the receipt and adequacy of
     29   which are hereby acknowledged, the parties hereto, intending to
     30   be legally bound hereby, covenant and agree as follows:

     31   Section 1:  Definitions.  For purposes of this Agreement, the
     32   following terms have the meanings set forth below:
     33
     34             _Affiliate_  has the meaning set forth in Rule 12b-2
     35   of the regulations promulgated under the United States Securities
     36   Exchange Act of 1934, as amended.

     37             _Agreement_  means this Asset Purchase and Sale
     38   Agreement, as the same may be amended from time to time in
     39   accordance with the terms hereof.

     40             _Ancillary Agreements_  means, collectively, the
     41   Patent Assignment Agreement, the Assignment and Assumption

      1   Agreement, the Deed and the Bill of Sale and any other closing
      2   documents necessary to transfer to the Purchaser the Purchased
      3   Assets.
      4             _Arbitrator_  has the meaning set forth in Section
      5   2.5(b).
      6             _Assignment and Assumption Agreement_  has the meaning
      7   set forth in Section 3.3.

      8             _Assumed Contracts_  has the meaning set forth in
      9   Section 2.3(a)(ii).

     10             _Assumed Liabilities_  has the meaning set forth in
     11   Section 2.3(a).

     12             _Bill of Sale_  has the meaning set forth in Section
     13   3.3.

     14             _Business_  has the meaning set forth in the Recitals
     15   to this Agreement.

     16             _Cash_  means cash on hand or in banks and cash
     17   equivalents, marketable securities and short-term investments.

     18             _CERCLA_  means the United States Comprehensive
     19   Environmental Response, Compensation and Liability Act of 1980,
     20   as amended.

     21             _Closing_  has the meaning set forth in Section 3.1.

     22             _Closing Date_  has the meaning set forth in Section
     23   3.2.

     24             _Closing Inventory_  has the meaning set forth in
     25   Section 2.5(a).

     26             _Closing Statement_  has the meaning set forth in
     27   Section 2.5(a).

     28             _CM Division_  has the meaning set forth in the
     29   recitals to this Agreement.

     30             _CM Products_  has the meaning set forth in the
     31   Preamble to this Agreement.

     32             _COBRA Provisions_  has the meaning set forth in
     33   Section 8(c).

     34             _Code_  means the United States Internal Revenue Code
     35   of 1986, as amended.

     36             _Competition Act_  means Competition Act, R.S.C. 1985,
     37             Chap. C-34, as amended.

      1             _Confidentiality Agreement_  means the confidentiality
      2             letter agreement dated March 30, 1999, executed by the
      3             Purchaser.

      4             _Contracts_  has the meaning set forth in Section
      5   2.1(e).

      6             _Deed_  has the meaning set forth in Section 3.3.

      7             _Disclosure Schedules_  means, collectively, the
      8   various Schedules referred to in this Agreement.

      9             _Employees_  means all of the employees who are
     10   employed in relation to Business immediately prior to the Closing
     11   Date, including those employees who are on temporary leave for
     12   purposes of jury duty, vacation, annual military duty,
     13   disability, workers' compensation or sick leave, as set out in
     14   Schedule 8(a) of the Disclosure Schedules.

     15             _Employee Benefit Plan_  means an Employee Pension
     16   Benefit Plan or an Employee Welfare Benefit Plan, where no
     17   distinction is required by the context in which the term is used.

     18             _Employee Pension Benefit Plan_  has the meaning set
     19   forth in Section 3(2) of ERISA.

     20             _Employee Welfare Benefit Plan_  has the meaning set
     21             forth in Section 3(1) of ERISA.

     22             _Environmental Law_   means any Law relating to the
     23   protection of the air, surface water, groundwater or land, and/or
     24   governing the handling, use, generation, treatment, storage or
     25   disposal of Hazardous Materials, but not including any Law
     26   relating to matters administered by the Occupational Safety and
     27   Health Administration or by any state, provincial, local,
     28   domestic or foreign equivalent thereof.

     29             _Environmental Losses_  has the meaning set forth in
     30   Section 10.6(a).

     31             _ERISA_  means the United States Employee Retirement
     32             Income Security Act of 1974, as amended.

     33             _ETA_  means the Excise Tax Act, R.S.C. 1985, Chap. E-
     34   15, as amended.

     35             _Excluded Assets_  has the meaning set forth in
     36   Section 2.2.

     37             _Excluded Liabilities_  has the meaning set forth in
     38   Section 2.3(b).

     39             _Specialty Equipment_  has the meaning set forth in
     40   the recitals to this Agreement.

      1             _Governmental Entity_  means any government or any
      2   governmental agency, bureau, board, commission, department or
      3   political subdivision, whether federal, state, provincial or
      4   local, domestic or foreign.

      5             _GST_  means all taxes payable under the ETA or under
      6   any provincial legislation similar to the ETA, and any reference
      7   to a specific provision of the ETA or any such provincial
      8   legislation shall refer to any successor provision thereto of
      9   like or similar effect.

     10             _Hazardous Materials_  means each and every element,
     11   compound, chemical mixture, contaminant, pollutant, material,
     12   waste or other substance which is defined, determined or
     13   identified as hazardous or toxic or the Release of which is
     14   regulated.  Without limiting the generality of the foregoing, the
     15   term will include (a) _hazardous substances_  as defined in
     16   CERCLA, (b) _extremely hazardous substances_  as defined in
     17   Title III of the United States Superfund Amendments and
     18   Reauthorization Act, each as amended, and regulations promulgated
     19   thereunder, (c) _hazardous waste_  as defined in the United
     20   States Resource Conservation and Recovery Act of 1976, as
     21   amended, and regulations promulgated thereunder, (d) _hazardous
     22   materials_ as defined in the United States Hazardous Materials
     23   Transportation Act, as amended, and regulations promulgated
     24   thereunder and (e) _chemical substance or mixture_  as defined
     25   in the United States Toxic Substances Control Act, as amended,
     26   and regulations promulgated thereunder.

     27             _Indemnified Party_  has the meaning set forth in
     28   Section 10.4.

     29             _Indemnifying Party_  has the meaning set forth in
     30   Section 10.4.

     31             _ITA_  means the Income Tax Act, Chapter 1 (5th
     32   Supp.), R.S.C. 1985, as amended.

     33             _Intellectual Property_  has the meaning set forth in
     34   Section 4.10.

     35             _Inventories_  has the meaning set forth in Section
     36   2.1(d).

     37             _Knowledge_  as applied to the Sellers means the
     38   actual knowledge of the members of the management of the CM
     39   Division identified on Schedule 1.1 of the Disclosure Schedules.

     40             _Law_  means any federal, state, provincial or local,
     41   domestic or foreign, constitutional provision, statute, law,
     42   rule, regulation, Permit, decree, injunction, judgment, order or
     43   legally binding ruling, determination, finding or writ of any
     44   Governmental Entity enacted as of the date hereof.

      1             _Lien_  means any lien, mortgage, pledge, security
      2   interest, charge, claim or other encumbrance.

      3             _Leased Real Property_  has the meaning set forth in
      4   Section 2.1(b)(ii).

      5             _Notification_  means either a Short Form Notification
      6   or Long Form Notification required by the Competition Bureau
      7   (Canada) pursuant to the Competition Act (Canada) for
      8   transactions which exceed the applicable party and transaction
      9   size thresholds.

     10             _Owned Real Property_  has the meaning set forth in
     11   Section 2.1(b)(i).

     12             _Patent Assignment Agreement_  has the meaning set
     13   forth in Section 3.3.

     14             _Permit_  means any license, permit, franchise,
     15   certificate of authority or order, certificate of occupancy,
     16   building, safety and fire and health approval, or any waiver of
     17   the foregoing, issued by any Governmental Entity.

     18             _Permitted Lien_  means (a) any Lien for Taxes,
     19   assessments or governmental charges or claims that are not yet
     20   delinquent, (b) any mechanics', materialmens' or similar Liens
     21   with respect to amounts that are not yet delinquent, (c) the
     22   purchase money Liens and the Liens securing rental payments under
     23   capital lease arrangements set forth on Schedule 1.2 of the
     24   Disclosure Schedules, and (d) all other Liens set forth on
     25   Schedule 1.2 of the Disclosure Schedules.

     26             _Person_  means an individual, a partnership, a
     27   corporation, a limited liability company, an association, a joint
     28   stock company, a trust, a joint venture, an unincorporated
     29   organization or a Governmental Entity.

     30             _Purchase Price_  has the meaning set forth in Section
     31   2.4.

     32             _Purchased Assets_  has the meaning set forth in
     33   Section 2.1.

     34             _Purchaser_  has the meaning set forth in the Preamble
     35   to this Agreement.

     36             _Purchaser Indemnified Parties_  has the meaning set
     37   forth in Section 10.2(a).

     38             _RAMCOZ Inventory_  has the meaning set forth in
     39   Section 7.5(a).

     40             _RAMCOZ Receivable_  has the meaning set forth in
     41   Section 7.5(b).

      1             _Reference Statement_  means the statement as of May
      2   31, 1999 attached hereto as Schedule 2.5(a) of the Disclosure
      3   Schedules.

      4             _Release_  means any spilling, leaking, pumping,
      5   pouring, emitting, emptying, discharging, injecting, escaping,
      6   leaching, dumping, discarding, burying, abandoning or disposing
      7   into the environment.

      8             _RSTA_  means the Retail Sales Tax Act, R.S.O. 1990,
      9   Chap. R.31, as amended.

     10             _Schedule_  means, unless the context otherwise
     11   requires, the referenced Schedule included in the Disclosure
     12   Schedules.

     13             _Securities Act_  means the Securities Act of 1933, as
     14   amended.

     15             _Sellers_  has the meaning set forth in the Preamble
     16   to this Agreement.

     17             _Seller Indemnified Parties_  has the meaning set
     18   forth in Section 10.3(a).

     19             _Seller Plans_  has the meaning set forth in Section
     20   4.12.

     21             _Tax_  or _Taxes_  means any federal, state,
     22   provincial, local or foreign net income, gross income, gross
     23   receipts, sales, use, goods and services or other value-added or
     24   ad-valorem, transfer, franchise, profits, license, lease,
     25   service, service use, withholding, payroll, employment, excise,
     26   severance, stamp, occupation, premium, property, windfall
     27   profits, customs, duties or other tax, fee, assessment or charge,
     28   including any related interest, penalty or addition thereto.

     29             _Tax Return_ or _Tax Returns_  means any return,
     30   declaration, report, claim for refund or information return or
     31   statement relating to Taxes, including any schedule or attachment
     32   thereto.

     33             _Teledyne Canada_  has the meaning set forth in the
     34   Preamble to this Agreement.

     35             _Transfer Taxes_  means all taxes, filing fees,
     36   registration costs or similar expenses relating to the transfer
     37   of the Purchased Assets.

     38             _Transferred Employees_  has the meaning set forth in
     39   Section 8(b).

     40             _US Dollars_  and _US$_  and _$_  means the lawful
     41   currency of the United States of America.

      1             _WIP Payment_ has the meaning set forth in Section
      2   7.5(a).

      3             _Y2K Deficiencies_  has the meaning set forth in
      4   Section 4.19.

      5   Section 2:     The Transaction.
      6   2.1. Sale and Purchase of Assets.  At the Closing, the Sellers
      7   will sell, transfer, assign, convey, set over and deliver to the
      8   Purchaser, and the Purchaser will purchase, acquire and accept
      9   from the Sellers all right, title and interest of the Sellers in
     10   and to all of the assets, rights and properties of the CM
     11   Division that are owned by the Sellers and used primarily in
     12   connection with the conduct of the Business, other than the
     13   Excluded Assets (collectively, the _Purchased Assets_ )
     14   including, without limitation, the following assets, rights and
     15   properties:

     16                  (a) all machinery, equipment, motor vehicles,
     17   tools, dies, spare parts, furniture, fixtures and leasehold
     18   improvements, used or held for use primarily in connection with
     19   the Business as of the Closing Date;

     20                  (b) the real property owned by CM Products
     21   identified on Schedule 2.1(b)(i) of the Disclosure Schedules and
     22   all the buildings and improvements thereon (the _Owned Real
     23   Property_) and the Sellers' interest in the leased real property
     24   described on Schedule 2.1(b)(ii) of the Disclosure Schedules (the
     25   _Leased Real Property_ );

     26                  (c) all accounts receivable of the Sellers arising
     27   from the operation of the Business;

     28                  (d) all inventories of raw materials, work in
     29   process, finished products, goods, spare parts, replacement and
     30   component parts, and office, packaging and other supplies (the
     31   _Inventories_ );

     32                  (e) all contracts, agreements, leases,
     33   commitments, instruments, guaranties, bids, orders and proposals
     34   to which either Seller is a party primarily in connection with
     35   the Business as of the Closing Date (the _Contracts_ ),
     36   excluding all corporate-wide purchasing arrangements which relate
     37   generally to the Business and other divisions or business units
     38   of the Sellers or any of their Affiliates and any other
     39   arrangements with other divisions or business units of the
     40   Sellers or any of their Affiliates;

     41                  (f) to the extent legally assignable, all Permits
     42   held by either Seller in connection with the Business as of the
     43   Closing Date;

     44                  (g) all books, records (including personnel
     45   records for Transferred Employees so long as such records are

      1   used in the ordinary course of business and in compliance with
      2   applicable Law), ledgers, files, documents, correspondence,
      3   lists, plans, drawings, creative materials, advertising and
      4   promotional materials, studies, reports and other printed or
      5   written or computer stored materials used or held for use by the
      6   Sellers primarily in connection with the Business and are
      7   material to continuing the operation of the Business as going
      8   concerns; and

      9                  (h) all of the Sellers' rights to the Intellectual
     10   Property used by Specialty Equipment and relating primarily to
     11   the Business, including (i) the Sellers' rights in the
     12   designation _CM_  and in the goodwill of the Business relating
     13   thereto and (ii) the patents identified on Schedule 4.10.

     14             Purchaser anticipates designating at or prior to the
     15   Closing a newly-formed wholly-owned Canadian subsidiary to
     16   complete the purchase of the Purchased Assets located in Canada
     17   and a newly-formed wholly-owned United States subsidiary to
     18   purchase the Purchased Assets located in the United States.
     19   Purchaser and such subsidiaries shall be jointly and severally
     20   responsible for the obligations of the Purchaser under this
     21   Agreement.

     22   2.2. Excluded Assets.  Notwithstanding the provisions of Section
     23   2.1, the Purchased Assets will not include any assets which are
     24   not used primarily in the operation of the Business, including,
     25   without limitation, any of the following assets, rights or
     26   properties (collectively, the _Excluded Assets_ ):

     27                  (a) any and all assets, rights and properties of
     28   the Sellers or any of their Affiliates other than those used by
     29   the CM Division in connection with the operation of the Business;

     30                  (b) any assets located at the CM Division's
     31   facilities which are identified on Schedule 2.2(b) of the
     32   Disclosure Schedules;

     33                  (c) any Cash, including all bank accounts;

     34                  (d) any rights or claims of the Sellers or any of
     35   their Affiliates with respect to any Tax refund, carryback or
     36   carryforward or other credits to the Sellers for periods ending
     37   prior to the Closing Date;

     38                  (e) any property, casualty, workers' compensation
     39   or other insurance policy or related insurance services contract
     40   relating to the Sellers or any of their Affiliates, and any
     41   rights of the Sellers under any such insurance policy or
     42   contract, including, but not limited to, rights to any
     43   cancellation value;

      1                  (f) any rights of the Sellers under this
      2   Agreement, the Ancillary Agreements or under any other agreement
      3   between the Sellers and the Purchaser;

      4                  (g) all _Teledyne_  and _ Allegheny Teledyne_
      5   marks, including any and all trademarks or service marks, trade
      6   names, registered and unregistered designs, slogans or other like
      7   property relating to or including the names _Teledyne_  or
      8   _Allegheny Teledyne,_  the marks Teledyne and Allegheny
      9   Teledyne, and any derivative thereof and the Teledyne and
     10   Allegheny Teledyne logos or any derivatives thereof and any and
     11   all related trade dress; the Sellers' proprietary computer
     12   programs or other software, including but not limited to the
     13   Sellers' proprietary data bases (including environmental
     14   databases), accounting and reporting formats, systems and
     15   procedures which are not used primarily in the Business; and any
     16   documents or information which are subject to the attorney-client
     17   or work product privilege;

     18                  (h) proprietary or confidential non-technical
     19   business information, books, files, papers, records, data and
     20   policies of the Sellers or any of their Affiliates that do not
     21   relate primarily to the Business, including proprietary business
     22   management software used by the Sellers or any of their
     23   Affiliates other than the Business, such as the Teledyne
     24   corporate directories, management procedures and guidelines,
     25   proprietary data bases, accounting and financial reporting
     26   formats, systems and procedures, instructions and organization
     27   manuals;

     28                  (i) any claim, cause of action, suit, judgment,
     29   demand or right of any nature against third parties to the extent
     30   relating to any Excluded Liability or Excluded Asset and all
     31   attorney-client, work product and other legal privileges of the
     32   Sellers related thereto;

     33                  (j) any pension assets attributable to Employees
     34   or any former employee of the Sellers under any Seller Plans; and

     35                  (k) the consideration to be paid to the Sellers
     36   pursuant to this Agreement.

     37   2.3. Assumption of Liabilities.
     38                  (a)  At the Closing, the Purchaser will assume and
     39   become responsible for, and will thereafter pay, perform and
     40   discharge when due, the following liabilities of, or arising from
     41   the use of the Purchased Assets or the operation of the Business
     42   whether accrued, absolute, contingent or otherwise (collectively,
     43   the _Assumed Liabilities_ ):

     44                    (i) all of the obligations and liabilities
     45   reflected on the Reference Statement which have not been
     46   satisfied on or prior to the Closing Date and all of the
     47   obligations and liabilities of the Sellers relating to the

      1   Business arising in the ordinary course of business between the
      2   date of the Reference Statement and the Closing Date.

      3                    (ii) those liabilities and obligations of the
      4   Sellers under the Contracts listed on Schedule 2.3(a)(ii) (the
      5   _Assumed Contracts_ ).

      6                    (iii) those liabilities and obligations of the
      7   Sellers with respect to the Employees which the Purchaser has
      8   expressly agreed to assume pursuant to this Agreement;

      9                    (iv) those liabilities and obligations of the
     10   Sellers with respect to warranty obligations; and

     11                    (v) all other debts, liabilities and
     12   obligations arising out of or relating to events or transactions
     13   on or after the Closing Date in connection with the operation of
     14   the Business or use of the Purchased Assets by the Purchaser.

     15                  (b) The Purchaser will not assume, and will not be
     16   deemed to have assumed, any other obligation or liability of the
     17   Sellers whatsoever other than as set forth in Section 2.3(a)
     18   (collectively, the _Excluded Liabilities_ ), including, without
     19   limitation:

     20                    (i) any liabilities or obligations of the
     21   Sellers under the Seller Plans, except to the extent accrued on
     22   the Closing Statement;

     23                    (ii) any liabilities or obligations of the
     24   Sellers with respect to Taxes arising from the operation of the
     25   Business prior to the Closing, except ad valorem and property
     26   taxes to the extent accrued on the Closing Statement;

     27                    (iii) any liabilities of the Sellers for any
     28   incentive compensation payable to the employees of the Business
     29   with respect to periods prior to the Closing; and

     30                    (iv) subject to Section 10.6 hereof, any
     31   liabilities or obligations of the Sellers under Environmental
     32   Laws which were caused by the Sellers' operation of the Business
     33   prior to the Closing.

     34   2.4. Determination and Payment of Consideration.  In
     35   consideration of the sale and transfer of the Purchased Assets to
     36   the Purchaser and the other undertakings of the Sellers
     37   hereunder, the Purchaser shall (i) pay the sum of Eighteen
     38   Million Five Hundred Thousand US Dollars (US$18,500,000) (the
     39   _Purchase Price_ ) plus applicable Taxes to the Sellers at the
     40   Closing in immediately available funds by wire transfer to a bank
     41   account or accounts specified by the Sellers and (ii) assume the
     42   Assumed Liabilities.  The Purchase Price payable by the Purchaser
     43   at the Closing consists of US $11,653,000 for Purchased Assets
     44   located in Canada and US $6,847,000 for Purchased Assets located

      1   in the United States and will be subject to adjustment as
      2   provided in Section 2.5.

      3   2.5. Purchase Price Adjustment.
      4                  (a) The Purchase Price will be subject to
      5   adjustment upward or downward, as the case may be, following the
      6   Closing, in an amount equal to the difference, if any, between
      7   $7,021,376 US Dollars (to be adjusted for Excluded Liabilities
      8   (including income, payroll and sales taxes) as determined from
      9   the May 31, 1999 financial statements attached) and the Closing
     10   Net Working Capital.  For purposes of this Agreement, _Closing
     11   Net Working Capital_ shall mean an amount equal to the sum of
     12   (i) the difference between (A) net accounts receivable (including
     13   any reserve for doubtful accounts), net inventories (including
     14   any obsolescence reserve) and prepaid expenses and (B) accounts
     15   payable and accrued liabilities (including warranty reserves and
     16   accruals but excluding any Excluded Liability), in each case as
     17   reflected on the Closing Statement, plus (ii) capital
     18   expenditures of the Business between May 31, 1999 and the Closing
     19   Date.  In connection with the Closing, the Sellers and the
     20   Purchaser shall perform a physical count of the gross inventories
     21   of the Business as of the Closing Date (the _Closing
     22   Inventory_).  The _ Closing Statement_  shall be prepared by the
     23   Purchaser and delivered to the Sellers as soon as practicable,
     24   but in any event not later than 30 days after the Closing Date.
     25   The Closing Statement shall be prepared on a consistent basis
     26   with the Reference Statement.  There shall be no elimination of
     27   intercompany accounts for purposes of the Closing Statement.  The
     28   Purchase Price adjustment shall be made on the basis of the
     29   Closing Statement.

     30                  (b) The Sellers will deliver to the Purchaser a
     31   statement of any objections relating to the Closing Statement and
     32   the related Purchase Price adjustment, if any, as soon as
     33   practicable, but in any event not later than 60 days after the
     34   date of the delivery of the Closing Statement.  The Purchaser and
     35   the Sellers shall cooperate and negotiate in good faith to
     36   reconcile any disputes.  In the event of any dispute or any
     37   failure to reach agreement with respect to the objections of the
     38   Sellers relating to the Closing Statement and any related
     39   Purchase Price adjustment within 45 days after the date of
     40   delivery by the Sellers to the Purchaser of the Sellers'
     41   statement of objections, the items in dispute (and no other
     42   items) will be submitted to, and the amount of such Purchase
     43   Price adjustment will be determined by, arbitration by KPMG Peat
     44   Marwick certified public accountants  (the _Arbitrator_ ).  The
     45   Arbitrator will deliver its written decision regarding any
     46   disputed items to both parties within 30 days after the
     47   submission of such dispute to the Arbitrator.  The determination
     48   of the Arbitrator will be in all respects final, binding and
     49   conclusive on the parties hereto.

     50                  (c) To the extent that any amounts payable under
     51   this Section 2.5 are not affected by objections of the Sellers,

      1   such amounts will be paid by wire transfer of immediately
      2   available US Dollars to accounts designated by the applicable
      3   party not more than 30 days after delivery of the Closing
      4   Statement to the Sellers.  To the extent that any amounts payable
      5   under this Section 2.5 are affected by objections of the Sellers,
      6   such amounts will be paid by wire transfer of immediately
      7   available funds to accounts designated by the applicable party
      8   not more than five days after the mutual agreement of the
      9   Purchaser and the Sellers or the final determination of the
     10   Arbitrator, as the case may be.  The provisions of this Section
     11   2.5 will survive the Closing.

     12   Section 3:     Closing and Closing Date.
     13   3.1.  Closing.  Subject to the provisions of Section 11, the
     14   consummation of the transactions contemplated by this Agreement
     15   (the _Closing_ ) will take place at the offices of Kirkpatrick &
     16   Lockhart LLP, 1500 Oliver Building, Pittsburgh, PA 15222, at
     17   10:00 a.m. local time, on August 13, 1999 or at such other place
     18   or on such other date as the Purchaser and the Sellers may agree.
     19   The Closing will be deemed effective as of 11:59 p.m. Pittsburgh,
     20   Pennsylvania time, on the Closing Date.

     21   3.2. Closing Date.  The date on which the Closing actually takes
     22   place is referred to in this Agreement as the _Closing Date._

     23   3.3. Deliveries at the Closing.  At the Closing, (i) the Sellers
     24   will deliver to the Purchaser the various certificates,
     25   instruments and documents referred to in Section 9.1, (ii) the
     26   Purchaser will deliver to the Sellers the various certificates,
     27   instruments and documents referred to in Section 9.2, (iii) the
     28   Sellers will execute, acknowledge (if appropriate) and deliver,
     29   or cause to be executed, acknowledged (if appropriate) and
     30   delivered, to the Purchaser (1) a Bill of Sale (the _Bill of
     31   Sale_) in the form attached to this Agreement as Exhibit A
     32   a Patent Assignment Agreement (the _Patent Assignment
     33   Agreement_) in the form attached to this Agreement as Exhibit B
     34   (3) Deed (the _Deed_ ) for the Owned Real Property in the form
     35   attached hereto as Exhibit C, (4) the Assignment and Assumption
     36   Agreement (the _Assignment and Assumption Agreement_ ) in the
     37   form attached to this Agreement as Exhibit D, (5) the favorable
     38   opinion of counsel to Sellers in a form satisfactory to Purchaser
     39   dated as of the Closing Date and (6) such other instruments of
     40   sale, transfer, conveyance, and assignment as the Purchaser
     41   reasonably may request in form reasonably satisfactory to the
     42   Sellers and the Purchaser or as required by applicable
     43   Governmental Entities, (iv) the Purchaser will execute,
     44   acknowledge and deliver to the Sellers the Assignment and
     45   Assumption Agreement, and (2) such other instruments of
     46   assumption as the Sellers reasonably may request in form
     47   reasonably satisfactory to the Sellers and the Purchaser or as
     48   required by applicable Governmental Entities and (v) the
     49   Purchaser will deliver to the Sellers the Purchase Price as
     50   specified in Section 2.4 and the Purchaser's share of any Taxes

      1   and recording and filing fees required to be paid by the
      2   Purchaser pursuant to Section 12.2.

      3   3.4. Allocation of Value.  The Purchaser and the Sellers hereby
      4   agree to allocate the Purchase Price to the Purchased Assets as
      5   mutually agreed by the Sellers and the Purchaser within 180 days
      6   following the Closing Date and that such allocation shall be used
      7   by the Purchaser and the Sellers in preparing their respective
      8   Tax Returns and neither the Purchaser nor the Sellers shall
      9   dispute such allocation in connection with any audit or other
     10   proceeding.  If the Sellers and the Purchaser are unable to agree
     11   to such allocation, each party will prepare its Tax Returns based
     12   on its good faith determination of such allocation.

     13   Section 4: Representations and Warranties of the Sellers.
     14             The Sellers jointly and severally represent and warrant
     15   to the Purchaser as follows:

     16   4.1. Organization of the Sellers.  Each Seller is a corporation
     17   duly organized, validly existing and in good standing under the
     18   laws of the jurisdiction of its organization and is licensed or
     19   qualified to transact business as a foreign corporation, and is
     20   in good standing, under the laws of all jurisdictions where the
     21   Business would require it to be so licensed or qualified, except
     22   where the failure to be so licensed or qualified would not have a
     23   material adverse effect on the Business.

     24   4.2. Authorization of Transaction.  Each Seller has full
     25   corporate power and authority and has taken all requisite
     26   corporate action to enable it to execute and deliver this
     27   Agreement and each of the Ancillary Agreements to which it is a
     28   party and to perform its obligations hereunder and thereunder.
     29   This Agreement constitutes, and each of the Ancillary Agreements
     30   when executed and delivered by the Sellers will constitute, the
     31   valid and legally binding obligation of the Sellers enforceable
     32   against the Sellers in accordance with their respective terms and
     33   conditions, subject to bankruptcy, insolvency, fraudulent
     34   conveyance, reorganization, arrangement, moratorium and similar
     35   Laws now or hereafter in effect relating to creditors' and
     36   landlords' rights and general principles of equity, including
     37   commercial reasonableness, good faith and fair dealing.
     38
     39   4.3. Noncontravention; Consents.  Neither the execution and
     40   delivery of this Agreement or any of the Ancillary Agreements by
     41   the Sellers, nor the consummation by the Sellers of the
     42   transactions contemplated hereby or thereby, will violate any
     43   provision of the charter or bylaws of either Seller or any Law to
     44   which either Seller is subject, except violations of Law which
     45   would not have a material adverse effect on the Business or
     46   Sellers' ability to consummate the transactions contemplated by
     47   the Agreement.  Except (i) as set forth on Schedule 4.3 of the
     48   Disclosure Schedules, (ii) to the extent that the effect is not

      1   materially adverse to the Business or the Sellers' ability to
      2   consummate the transactions contemplated by this Agreement, and
      3   (iii) consents which may be required for the assignment of
      4   certain of the Contracts (a list of which are set forth on
      5   Schedule 4.3 of the Disclosure Schedules), neither the execution
      6   and delivery of this Agreement or any of the Ancillary Agreements
      7   by the Sellers, nor the consummation by the Sellers of the
      8   transactions contemplated hereby or thereby, will constitute a
      9   violation of, constitute or create a default under or result in
     10   the creation or imposition of any Lien upon any of the Purchased
     11   Assets pursuant to any agreement or commitment to which any
     12   Seller is a party or by which any Seller or any of the Purchased
     13   Assets is bound.  As of the Closing Date, except as set forth on
     14   Schedule 4.3 of the Disclosure Schedules, the Sellers will have
     15   given all required notices and obtained all material licenses,
     16   permits, consents, approvals, authorizations and orders of
     17   Governmental Entities as are required in order to enable the
     18   Sellers to perform their respective obligations under this
     19   Agreement and each of the Ancillary Agreements.

     20   4.4. Financial Statements.  Set forth as Schedule 4.4 of the
     21   Disclosure Schedules are correct and complete copies of the
     22   unaudited balance sheet of the Business as of May 31, 1999 and
     23   the related statements of income for the period then ended
     24   (the _Financial Statements_ ).  The Financial Statements were
     25   prepared in accordance with the Business' historic accounting
     26   practices, consistently applied, and were derived in all material
     27   respects from the books and records of the Business and are
     28   complete and accurate in all material respects.  The Financial
     29   Statements fairly present the financial position and results of
     30   operations of the Business for the periods therein indicated.

     31   4.5. Subsequent Events.  Since May 31, 1999, except as set forth
     32   on Schedule 4.5 of the Disclosure Schedules, there has not been
     33 any material adverse change in the business, financial condition, 34 operations or results of operations, assets or liabilities of the
     35   Business.  Without limiting the generality of the foregoing,
     36 since such date and in each case in connection with the Purchased 37 Assets and the Assumed Liabilities, except as contemplated by the
     38   Agreement:

     39                  (a) the Sellers have not sold, leased, transferred
     40   or assigned any material portion of the assets of the Business,
     41   other than in the ordinary course of business;

     42                  (b) the Sellers have not experienced any casualty
     43   damage, destruction or loss (whether or not covered by insurance)
     44   to its property in excess of $25,000 affecting any of the
     45   Purchased Assets used in the operations of the Business as
     46   presently conducted; and

     47                  (c) the Sellers have not (i) entered into any
     48   employment, deferred compensation or other similar agreement or
     49   arrangement with any of the Employees or (ii) increased the

      1   compensation, bonus or other benefits payable to any of the
      2   Employees, other than in the ordinary course of business and
      3   consistent with past practice or as required by Law.

      4   4.6. Tax Matters.
      5                  To the Sellers' Knowledge:  (i) there is no
      6   dispute or claim concerning any tax liability of the Sellers with
      7   respect to the Business which constitutes an Assumed Liability;
      8   (ii) the Sellers have duly filed on a timely basis all Tax
      9   Returns required to be filed by them and have paid all Taxes that
     10   are due and payable, and all assessments, reassessments,
     11   governmental charges, penalties, interest and fines due and
     12   payable by them for any period ending on or before the Closing
     13   Date; (iii) the Sellers have made adequate provision for Taxes
     14   payable in respect of the Business for the current period and any
     15   previous period for which Tax returns are not yet required to be
     16   filed; (iv) there are no actions, suits, proceedings,
     17   investigations or claims pending or threatened against the
     18   Sellers in respect of Taxes, governmental charges or assessments,
     19   nor are any material matters under discussion with any
     20   governmental authority in respect to taxes, governmental charges
     21   or assessments asserted by any such authority; (v) the Sellers
     22   have withheld from each payment made to any of their past or
     23   present employees, officers or directors, and to any non-
     24   residents of Canada, the amount of all Taxes and other deductions
     25   required to be withheld therefrom under applicable law, and have
     26   paid the same to the proper tax or other receiving officers
     27   within the time required under applicable law; and (vi) the
     28   Sellers have remitted to the appropriate tax authority, when
     29   required by law to do so, all amounts collected by them on
     30   account of GST.

     31   4.7. Contracts.
     32                  (a) Except for the Contracts listed on
     33   Schedule 4.7 of the Disclosure Schedules and the contracts and
     34   agreements constituting Excluded Assets, the Sellers with respect
     35   to the Business have no liabilities or obligations under, and are
     36   not otherwise bound by, any executory written (i) mortgage,
     37   indenture, note, installment obligation or other instrument
     38   relating to the borrowing of money, (ii) guarantee of any
     39   obligation, (iii) letter of credit, bond or other indemnity
     40   (excluding endorsements of instruments for collection in the
     41   ordinary course of the operation of the Business), (iv) agreement
     42   requiring the payment by either Seller of more than $50,000 in
     43   any 12-month period for the purchase or lease of any machinery,
     44   equipment or other capital assets, (v) collective bargaining
     45   agreement, employment, international sales agent, representative
     46   or consulting agreement or agreement providing for severance
     47   payments or other additional similar rights or benefits (whether
     48   or not optional) in the event of the sale of any of the Business,
     49   (vi) joint venture agreement, (vii) agreement requiring the
     50   payment by the Sellers with respect to the Business to any Person
     51   (other than any division, unit or Affiliate of the Sellers) of
     52   more than $50,000 in any 12-month period for the purchase of

      1   goods or services, or (viii) agreement requiring the payment to
      2   the Sellers by any Person (other than any division, unit or
      3   Affiliate of the Sellers) of more than $50,000 in any 12-month
      4   period for the sale of goods or services provided by the
      5   Business.

      6                  (b) The Sellers have delivered or made available
      7   to the Purchaser correct and complete copies of each written
      8   agreement listed on Schedule 4.7 of the Disclosure Schedules.

      9                  (c) Each Contract listed on Schedule 4.7 of the
     10   Disclosure Schedules is, to the Sellers' Knowledge, a valid,
     11   binding and enforceable obligation of the other party or parties
     12   thereto (subject to applicable bankruptcy, insolvency, fraudulent
     13   conveyance, reorganization, moratorium and similar Laws affecting
     14   creditors' or landlords' rights and remedies generally and
     15   subject as to enforceability to general principles of equity,
     16   including principles of commercial reasonableness, good faith and
     17   fair dealing) and is in full force and effect.

     18   4.8. Real Property.  (a)  Schedule 4.8(i) of the Disclosure
     19   Schedules lists and describes in reasonable detail the Owned Real
     20   Property.  With respect to the Owned Real Property, except as
     21   disclosed on Schedule 4.8(i) of the Disclosure Schedules:

     22                       (i) the party identified on Schedule 4.8(i)
     23   of the Disclosure Schedules has good and valid title, free and
     24   clear of any Lien (other than Permitted Liens);

     25                       (ii) the Sellers have not received written
     26   notice of any condemnation proceedings, lawsuits or
     27   administrative actions relating to such property;

     28                       (iii) the Sellers have not received written
     29   notice that the use or occupancy of such property violates any
     30   covenants, conditions or restrictions that encumber such property
     31   or that any such property is subject to any restriction for which
     32   any Permits necessary to the current use thereof have not been
     33   obtained; and

     34                       (iv) there are no leases, subleases,
     35   licenses, concessions or other agreements granting to any Person
     36   the right of use or occupancy of any portion of the Real
     37   Property.

     38                  (b)  Schedule 4.8(ii) of the Disclosure Schedules
     39   describes in reasonable detail the Leased Real Property.  With
     40   respect to the Leased Real Property, except as set forth on
     41   Schedule 4.8(ii) of the Disclosure Schedules:

     42                       (i) the party identified on Schedule 4.8(ii)
     43   has a valid leasehold interest in the Leased Real Property, free
     44   and clear of all Liens (other than Permitted Liens);

      1                       (ii) the Sellers have not received written
      2   notice of any condemnation proceedings, lawsuits or
      3   administrative actions relating to the Leased Property;

      4                       (iii) the Sellers have not received written
      5   notice that the use or occupancy of the Leased Property violates
      6   any covenants, conditions or restrictions that encumber such
      7   property, or that any such property is subject to any restriction
      8   for which any Permits necessary to the current use thereof have
      9   not been obtained;

     10                       (iv) to the knowledge of the Sellers, there
     11   are no subleases, licenses, concessions or other agreements
     12   granting to any Person the right of use or occupancy of any
     13   portion of the Leased Real Property; and

     14                       (v) Sellers are not and, to Sellers'
     15   knowledge, no party to the leases of the Leased Real Property is
     16   in breach or default, and no event has occurred which, with
     17   notice or lapse of time would constitute a breach or default or
     18   permit termination, modification or acceleration thereunder.

     19   4.9. Title.  The Sellers have and will convey to the Purchaser on
     20   the Closing Date good and marketable title to all the Purchased
     21   Assets owned by the Sellers (other than the  Owned Real Property,
     22   as to which representations and warranties are made pursuant to
     23   Section 4.8(i), and the Intellectual Property, as to which
     24   representations and warranties are made pursuant to Section 4.10)
     25   free and clear of all Liens (other than Permitted Liens).

     26   4.10.     Intellectual Property.  Schedule 4.10 of the Disclosure
     27   Schedules identifies each patent forming a part of the Purchased
     28   Assets (the _Intellectual Property_ ).  With respect to each
     29   item of Intellectual Property identified in Schedule 4.10 of the
     30   Disclosure Schedules, no action, suit, proceeding, hearing,
     31   investigation, charge, complaint, claim or demand is pending or,
     32   to the Sellers' Knowledge, threatened which challenges the
     33   legality, validity, enforceability, use or ownership of the item.
     34   Except as disclosed on Schedule 4.10, no Seller has received any
     35   written notice that it is infringing upon the intellectual
     36   property rights of others in connection with the Business or the
     37   Sellers' operation of the Business.

     38   4.11.     Litigation.  Except as set forth on Schedule 4.11 of
     39   the Disclosure Schedules, the Sellers in connection with the
     40   Business are not (a) subject to any unsatisfied judgment, order,
     41   decree, stipulation, injunction or criminal charge or (b) a party
     42   to or, to the Sellers' Knowledge, threatened to be made a party
     43   to any complaint, action, suit, criminal charge, proceeding,
     44   hearing or investigation against the Sellers with respect to the
     45   Business of or in any court or quasi-judicial or administrative
     46   agency of any Governmental Entity.  There are no judicial or
     47   administrative actions, proceedings or investigations pending or,
     48   to the Sellers' Knowledge, threatened that question the validity

      1   of this Agreement or any of the Ancillary Agreements or any
      2   action taken or to be taken by the Sellers in connection with
      3   this Agreement or any of the Ancillary Agreements or that, if
      4   adversely determined, would have a material adverse effect upon
      5   the Sellers' ability to enter into or perform their obligations
      6   under this Agreement or any of the Ancillary Agreements to which
      7   it is a party.

      8   4.12.     Employee Benefits.  Schedule 4.12 of the Disclosure
      9   Schedules sets forth and identifies a complete and correct list
     10   of all Employee Pension Benefit Plans, material Employee Welfare
     11   Benefit Plans and any other material employee benefit
     12   arrangements or payroll practices (including employment
     13   agreements and severance agreements) maintained by the Sellers or
     14   to which the Sellers contribute or have any existing liability,
     15   in each case with respect to any Employees (collectively, the
     16   _Seller Plans_ ).

     17   4.13.     Labor Relations.  Except as set forth on Schedule 4.13
     18   of the Disclosure Schedules, there are no disputes, claims or
     19   actions pending or, to the Sellers' Knowledge, threatened between
     20   the Sellers and any Employee or any labor or other collective
     21   bargaining unit representing any Employee, in each case that
     22   could reasonably be expected to result in a labor strike, slow-
     23   down or work stoppage.

     24   4.14.     Environmental Matters.  Except as set forth on Schedule
     25   4.14 of the Disclosure Schedules, to the Sellers' Knowledge,
     26   (a) there exists no material fact, condition or occurrence
     27   concerning the Sellers' compliance with or remediation
     28   obligations under Environmental Laws relating to the Business
     29   which is not disclosed in the information delivered or made
     30   available to the Purchaser on or prior to the date of this
     31   Agreement; (b) no unresolved complaint, notice of violation,
     32   citation, summons or order has been issued or filed alleging any
     33   violation by the Sellers of any Environmental Law that is
     34   reasonably expected to have a material adverse effect on the
     35   operations or financial condition of the Business; and (c) the
     36   operation of the Business by the Sellers is in compliance in all
     37   material respects with applicable Environmental Laws.

     38   4.15.     Legal Compliance.  Except (a) with respect to
     39   compliance with Environmental Laws (as to which representations
     40   and warranties are made pursuant to Section 4.14), and (b) as set
     41   forth on Schedule 4.15 of the Disclosure Schedules, to the
     42   Sellers' Knowledge, the Sellers in connection with the Business
     43   have complied with all applicable Laws (except where the failure
     44   to comply would not have a material adverse affect on the
     45   operations or the financial condition of the Business).

     46   4.16.   Permits.  To the Sellers' Knowledge, the Sellers hold
     47   all material Permits that are required by any Government Entity
     48   to permit the Sellers to operate the Business and the Purchased

      1   Assets as they are presently operated.  Each such material Permit
      2   is listed on Schedule 4.16 of the Disclosure Schedules.

      3   4.17.    Brokers' Fees.  No Seller has any liability or
      4   obligation to pay any fees or commissions to any broker, finder
      5   or agent with respect to the transactions contemplated by this
      6   Agreement for which the Purchaser could become liable or
      7   obligated.

      8   4.18.    Residency.  Sellers are not non-residents of Canada as
      9   such term is construed under the ITA.

     10   4.19.    Year 2000.  To the knowledge of Sellers, except as
     11   disclosed on Schedule 4.19 of the Disclosure Schedules, there are
     12   no deficiencies with respect to the computer hardware and
     13   software systems included in the Purchased Assets with respect
     14   handling date information for all dates before, on or after
     15   January 1, 2000 (_Y2K Deficiencies_ ), except any deficiencies
     16   which would not have a Material Adverse Effect on the Business.
     17   To the knowledge of Sellers, without any independent
     18   investigation, the Business' suppliers, vendors and customers
     19   have no Y2K Deficiencies which would reasonably be expected to
     20   have a Material Adverse Effect on the Business.

     21   4.20.     LIMITED WARRANTIES.  EXCEPT AS OTHERWISE EXPRESSLY
     22   PROVIDED IN THIS SECTION 4, THE SELLERS MAKE NO REPRESENTATION OR
     23   WARRANTY WHATSOEVER TO THE PURCHASER, EXPRESS, IMPLIED OR
     24   STATUTORY, CONCERNING THE PURCHASED ASSETS, THE ASSUMED
     25   LIABILITIES OR THE BUSINESS.  WITHOUT LIMITING THE GENERALITY OF
     26   THE FOREGOING, THE SELLERS MAKE NO REPRESENTATION OR WARRANTY AS
     27   TO VALUE, QUALITY, QUANTITY, CONDITION, MERCHANTABILITY, FITNESS
     28   FOR A PARTICULAR PURPOSE, WORKING ORDER, COMPLIANCE WITH LAW,
     29   FUTURE PROFITABILITY OF CONTRACTS OR COMMITMENTS, OR ANY
     30   PROJECTED FINANCIAL STATEMENTS OR OTHER PROJECTED FINANCIAL
     31   INFORMATION, PROSPECTS OR FUTURE RESULTS OF OPERATIONS OF THE
     32   BUSINESS.  ANY WARRANTIES OTHER THAN THOSE EXPRESSLY PROVIDED FOR
     33   IN THIS SECTION 4, WHETHER EXPRESS, IMPLIED OR STATUTORY, WRITTEN
     34   OR ORAL, ARE HEREBY EXPRESSLY DISCLAIMED.  THE PURCHASER
     35   ACKNOWLEDGES THAT IT HAS HAD AN OPPORTUNITY TO THOROUGHLY INSPECT
     36   THE PURCHASED ASSETS.

     37   Section 5:  Representations and Warranties of the Purchaser.
     38             The Purchaser represents and warrants to the Sellers as
     39   follows:

     40   5.1. Organization of the Purchaser.  The Purchaser is a
     41   corporation duly organized, validly existing and in good standing
     42   under the laws of the State of Tennessee and is licensed or
     43   qualified to transact business as a foreign corporation, and is
     44   in good standing, under the laws of all states in the United
     45   States where its business would require it to be so licensed or
     46   qualified except where the failure to be so licensed or qualified
     47   would not have a material adverse effect on the Purchaser.

      1   5.2. Authorization of Transaction.  The Purchaser has full
      2   corporate power and authority and has taken all action to enable
      3   it to execute and deliver this Agreement and each of the
      4   Ancillary Agreements to which it is a party and to perform its
      5   obligations hereunder and thereunder.  This Agreement
      6   constitutes, and each of the Ancillary Agreements when executed
      7   and delivered by the Purchaser will constitute, the valid and
      8   legally binding obligation of the Purchaser enforceable against
      9   the Purchaser in accordance with their respective terms and
     10   conditions, subject to bankruptcy, insolvency, fraudulent
     11   conveyance, reorganization, arrangement, moratorium and similar
     12   Laws now or hereafter in effect relating to creditors' and
     13   landlords' rights and general principles of equity, including
     14   commercial reasonableness, good faith and fair dealing.

     15   5.3. Noncontravention; Consents.  Neither the execution and the
     16   delivery of this Agreement or any of the Ancillary Agreements by
     17   the Purchaser, nor the consummation by the Purchaser of the
     18   transactions contemplated hereby or thereby, will violate any
     19   provision of the charter or bylaws of the Purchaser or any Law to
     20   which the Purchaser is subject.  Neither the execution and
     21   delivery of this Agreement or any of the Ancillary Agreements by
     22   the Purchaser, nor the consummation by the Purchaser of the
     23   transactions contemplated hereby or thereby, will constitute a
     24   violation of or constitute or create a default under, any
     25   agreement or commitment to which the Purchaser is a party or by
     26   which the Purchaser or any of its properties are bound or to
     27   which the Purchaser of any of such properties are subject.  As of
     28   the Closing Date, the Purchaser will have given all required
     29   notices and obtained all licenses, Permits, consents, approvals,
     30   authorizations, certificates, and orders of Governmental Entities
     31   as are required in order to enable the Purchaser to perform its
     32   obligations under this Agreement and each of the Ancillary
     33   Agreements.

     34   5.4. Litigation.  There are no judicial or administrative
     35   actions, proceedings or investigations pending or, to the
     36   Purchaser's knowledge, threatened that question the validity of
     37   this Agreement or any of the Ancillary Agreements or any action
     38   taken or to be taken by the Purchaser in connection with this
     39   Agreement or any of the Ancillary Agreements or that, if
     40   adversely determined, would have a material adverse effect upon
     41   the Purchaser's ability to enter into or perform its obligations
     42   under this Agreement or any of the Ancillary Agreements to which
     43   it is a party.

     44   5.5. Brokers' Fees.  The Purchaser has no liability or obligation
     45   to pay any fees or commissions to any broker, finder or agent
     46   with respect to the transactions contemplated by this Agreement
     47   for which the Sellers could become liable or obligated.

     48   5.6. Financing.  The Purchaser has cash resources or available
     49   financing sufficient to consummate the transactions contemplated
     50   by this Agreement.

      1   Section 6 :     Pre-Closing Covenants.  Between the date hereof
      2   and the Closing:

      3   6.1. General.  Each of the parties will use its best efforts to
      4   take all actions and to do all things necessary, proper or
      5   advisable to consummate and make effective the transactions
      6   contemplated by this Agreement (including satisfying the closing
      7   conditions set forth in Section 9).

      8   6.2. Notices and Consents.  The Sellers will prior to the Closing
      9   Date give all notices to third parties and will use reasonable
     10   efforts at their expense to obtain all third party approvals,
     11   consents, novations and waivers that are required to be obtained
     12   by the Sellers in connection with the transactions contemplated
     13   by this Agreement; provided that the Sellers will not be
     14   obligated hereunder to pay any consideration to the third party
     15   from whom such approval, consent, novation or waiver is
     16   requested.  The Purchaser hereby agrees to cooperate with the
     17   Sellers in the Sellers efforts to obtain such third party
     18   consents and where necessary will give or procure the giving of
     19   security to a contracting third party in order to obtain such
     20   approval, consent, novation or waiver.  The Sellers and the
     21   Purchaser will file a Notification and related material with the
     22   Competition Bureau (Canada) to the extent applicable and will
     23   make all further filings pursuant thereto that may be necessary,
     24   proper or advisable.

     25   6.3. Carry on in Regular Course.  The Sellers will carry on the
     26   operations of the Business substantially in the same manner as
     27   heretofore conducted.  The Sellers will not make or institute any
     28   material change in the methods of manufacture, management,
     29   accounting or operation of the Business.

     30   6.4. Contracts and Commitments.  The Sellers in connection with
     31   the Business will not enter into any material contract or
     32   commitment or engage in any transaction, including any contract,
     33   commitment or engagement with any other division, unit or
     34   Affiliate of the Sellers, or effect any change to any program,
     35   not in the usual and ordinary course of business and consistent
     36   with the past operation of the Business.

     37   6.5. Sale of Capital Assets.  Other than pursuant to this
     38   Agreement and the sale or disposition of excess or obsolete
     39   equipment in the usual and ordinary course of business consistent
     40   with the past operation of the Business, no Seller will sell or
     41   otherwise dispose of any capital asset relating to the Business.

     42   6.6. Access.  The Sellers will permit representatives of the
     43   Purchaser to have access at reasonable times to the Purchased
     44   Assets.  The Purchaser agrees that it will use all reasonable
     45   efforts to schedule its review of such items at such times which
     46   are not disruptive to the operations of the Business.  Prior to
     47   the Closing Date, the Purchaser will be permitted to complete, at
     48   the sole cost and expense of the Purchaser, a Phase I

      1   environmental study of the Owned Real Property; provided,
      2   however, that no such Phase I or other environmental review by
      3   the Purchaser will involve sampling, Phase II testing or invasive
      4   investigatory work without prior written consent of the Sellers.
      5   The Purchaser will deliver to the Sellers a copy of any Phase I
      6   or other third party report generated by any permitted
      7   environmental investigation.  The Purchaser will treat any
      8   environmental review of the Owned Real Property as confidential
      9   information.

     10   6.7.   Notice of Developments; Disclosure Schedules; Updating
     11   Disclosure Schedules.
     12                  (a) Each party will give prompt written notice to
     13   the other of any development affecting the ability or obligation
     14   of the parties to consummate the transactions contemplated by
     15   this Agreement or any of the Ancillary Agreements.  Except as
     16   provided in Section 6.7(c), no such written notice of a
     17   development will be deemed to have amended the Disclosure
     18   Schedules, to have qualified the representations and warranties
     19   contained herein or to have cured any misrepresentation or breach
     20   of warranty that otherwise might have existed hereunder by reason
     21   of such material development.

     22                  (b) Complete copies of the Disclosure Schedules
     23   referred herein are being delivered simultaneously with the
     24   execution of this Agreement.

     25                  (c) The Sellers will deliver to the Purchaser
     26   prior to the Closing Date a written update or supplement to the
     27   Disclosure Schedules reflecting events occurring and contracts
     28   and agreements from the date of this Agreement through the
     29   Closing Date.  To the extent that such updated or supplemental
     30   Disclosure Schedules reflect matters or events (i) which
     31   constitute, and which are identified specifically as, Excluded
     32   Assets or Excluded Liabilities or (ii) which have occurred after
     33   the date of this Agreement in the ordinary course of business of
     34   the Business, which do not constitute a violation of any of
     35   Sellers' covenants set forth in Section 6 and which do not in the
     36   reasonable judgment of the Purchaser, represent a material
     37   adverse change in the business, financial condition, operations
     38   or results of operations of the Business, then the Disclosure
     39   Schedules shall be deemed to be amended as of the Closing Date to
     40   include the information set forth on such updated or supplemental
     41   Disclosure Schedules.  To the extent that such updated or
     42   supplemental Disclosure Schedules reflect matters or events which
     43   have occurred after the date of this Agreement and which in the
     44   reasonable judgment of Purchaser, represent a material adverse
     45   change in the business, financial condition, operations or
     46   results of operations of the Business, then (i) the parties will
     47   negotiate in good faith during the seven-day period immediately
     48   after delivery of the update or supplemental Disclosure Schedules
     49   to determine the consequences of such disclosures, (ii) the
     50   Disclosure Schedules will be amended only to the extent that the
     51   parties mutually agree as a result of such negotiation and

      1   (iii) the Purchaser may elect to terminate this Agreement after
      2   the expiration of such seven-day period, in which event the
      3   Sellers and the Purchaser will have no liability to the other as
      4   a result of such termination.

      5   6.8.  Tax Matters.
      6                  (a)  Any retail sales tax under the RSTA (Ontario)
      7   attributable to the transfer of the Purchased Assets on the
      8   Closing Date shall be borne by the Purchaser.

      9                  (b)  On or before the Closing Date, the Sellers
     10   shall deliver to the Purchaser a duplicate copy of a certificate
     11   issued pursuant to Section 6 of the RSTA (Ontario).  On the
     12   Closing Date, the Purchaser shall provide the Sellers with a
     13   purchase exemption certificate with respect to inventories of
     14   goods held for resale or for incorporation into goods to be held
     15   for resale, and with respect to any exempt manufacturing
     16   equipment.  On the Closing Date, the Purchaser shall pay to the
     17   Sellers any Tax payable under the RSTA (Ontario) with respect to
     18   any Purchased Assets not covered by the purchase exemption
     19   certificate and the Sellers shall remit such Taxes to the
     20   appropriate Tax authority.

     21                  (c)  Purchaser will be duly registered for the
     22   purposes of GST prior to or at Closing.  The Sellers are duly
     23   registered for purposes of GST and its registration number is
     24   105166276RT006.  The Sellers represent and warrant that the
     25   Purchaser is acquiring under this Agreement all or substantially
     26   all (at least 90%) of the property that can be regarded as
     27   reasonably necessary for the Purchaser to carry on the Business
     28   as conducted as of the Closing Date.

     29                  (d) The Purchaser and the Sellers shall make the
     30   joint election provided for under Section 167(1.1) of the ETA in
     31   order that no GST shall be payable with respect to the
     32   transactions contemplated by this Agreement.  The Purchaser and
     33   the Sellers shall jointly complete Form GST-44 with respect to
     34   the foregoing election and the Purchaser shall file said
     35   Form GST-44 no later than the due date for the Purchaser's GST
     36   returns for the first reporting period in which GST would, in the
     37   absence of such an election, become payable in connection with
     38   the transactions contemplated by this Agreement.  In the event
     39   that an election under Section 167(1.1) of the ETA cannot validly
     40   be made by the parties or the Department of Revenue does not
     41   accept in whole or part such an election by the parties,
     42   Purchaser shall promptly reimburse the Sellers for an amount
     43   equal to one-half of the GST and any Tax, penalties or interest
     44   payable by the Sellers, provided that in the event GST is payable
     45   as a result of the failure of Purchaser or the Sellers to comply
     46   with this Agreement, such non-complying party will be liable for
     47   the entire amount payable.

      1                  (e) The Sellers and the Purchaser shall execute an
      2   election as to the sale of accounts receivable under Section 22
      3   of the ITA.

      4                  (f) At the Closing, Purchaser shall provide
      5   Sellers with a certificate of resale issued by the State of
      6   California exempting the sale of Inventories located in
      7   California from California sales tax, and Sellers shall not
      8   assess or charge sales tax on the purchase of such Inventories.

      9                  (g) It is anticipated that the transfer of the
     10   Purchased Assets located in the State of Ohio will be exempt from
     11   Ohio sales tax and no such sales tax shall be charged by Sellers
     12   on the sale of such Purchased Assets.

     13

     14   Section 7:   Post-Closing Covenants.  The parties agree as
     15   follows with respect to the period following the Closing Date:

     16   7.1.   General.  In case at any time after the Closing Date any
     17   further action is necessary or desirable to carry out the
     18   purposes of this Agreement, each of the parties will take such
     19   further action (including the execution and delivery of such
     20   further instruments and documents) as the other party reasonably
     21   may request, at the sole cost and expense of the requesting party
     22   (unless the requesting party is entitled to indemnification
     23   therefor under Section 10 of this Agreement).

     24   7.2. Post-Closing Consents; Nonassignable Contracts.
     25                  (a) The Sellers will use reasonable efforts after
     26   the Closing Date to obtain all third party approvals, consents,
     27   novations and waivers that are not obtained prior to the Closing
     28   Date and that are required in connection with the transactions
     29   contemplated by this Agreement; provided that the Sellers will
     30   not be obligated hereunder to pay any consideration to the third
     31   party from whom such approval, consent, novation or waiver is
     32   required.  The Purchaser hereby agrees to cooperate with the
     33   Sellers in their efforts to obtain such third party approvals,
     34   consents, novations and waivers and where necessary will give or
     35   procure the giving of security to obtain such third party
     36   approval, consent, novation or waiver.

     37                  (b)   To the extent that any Contract is not capable
     38   of being transferred by the Sellers to the Purchaser pursuant to
     39   this Agreement without the consent of a third party and such
     40   consent is not obtained prior to Closing, or if such transfer or
     41   attempted transfer would constitute a breach or a violation of
     42   any Law, nothing in this Agreement will constitute a transfer or
     43   an attempted transfer thereof.

     44                  (c) In the event that any required consent is not
     45   obtained on or prior to the Closing Date, the Sellers will,
     46   subject to Section 7.2(b), use its reasonable efforts to

      1   (i) provide to the Purchaser the benefits of the applicable
      2   Contract, (ii) cooperate in any reasonable and lawful arrangement
      3   designed to provide such benefits to the Purchaser, and
      4   (iii) enforce at the request and expense of the Purchaser and for
      5   the account of the Purchaser, any rights of the Sellers arising
      6   from any such Contract (including the right to elect to terminate
      7   such Contract in accordance with the terms thereof upon the
      8   request of the Purchaser).

      9                  (d)  The Purchaser will perform the obligations
     10   arising under all Contracts referred to in Section 7.2(b) for the
     11   benefit of the Sellers and the other party or parties thereto.

     12                  (e) After the Closing, the Sellers, at the
     13   reasonable request of the Purchaser, shall promptly execute and
     14   deliver to the Purchaser all such further assignments, bills of
     15   sale, endorsements and other documents in form and substances
     16   satisfactory to the Purchaser and its counsel as the Purchaser
     17   may reasonably request in order to (i) vest in the Purchaser
     18   title to and possession of the Purchased Assets and
     19   (ii) otherwise carry out or evidence the terms of this Agreement.

     20   7.3.  Litigation Support; Tax Return Preparation; Records
     21   Retention; Transitional Services.
     22                  (a) In the event and for so long as any party is
     23   actively investigating, contesting, defending against or
     24   prosecuting any charge, complaint, action, suit, contract appeal,
     25   proceeding, hearing, investigation, claim, demand or audit
     26   (including routine audits and contract close-outs) in connection
     27   with (i) any transaction contemplated under this Agreement or
     28   (ii) any fact, situation, circumstance, status, condition,
     29   activity, practice, plan, occurrence, event, incident, action,
     30   failure to act or transaction on or prior to the Closing Date
     31   involving the Business, the other party will cooperate with the
     32   contesting or defending party and its counsel in the contest or
     33   defense, make available its personnel and provide such testimony
     34   and access to its books and records as may be reasonably
     35   necessary in connection with the contest or defense.

     36                  (b) The Sellers and the Purchaser will each
     37   provide the other party with such assistance as may reasonably be
     38   requested in connection with the preparation of any Tax Return,
     39   audit or other examination by any taxing authority or judicial or
     40   administrative proceeding relating to liability for Taxes and
     41   will provide to the other party all records and other information
     42   which may be relevant to any such Tax Return, audit or
     43   examination, proceeding or determination and with any final
     44   determination of any such audit or examination, proceeding or
     45   determination that affects any amount required to be shown on any
     46   Tax Return of the other party for any period.

     47                  (c)  The Purchaser will cause appropriate Employees
     48   of the Business to prepare usual and customary tax return
     49   packages with respect to the tax periods beginning January 1,

      1   1999 and ending as of the Closing Date.  Such tax return packages
      2   will be delivered to the Sellers not later than sixty days
      3   following the Closing Date.

      4                  (d) The Purchaser will provide reasonable
      5   assistance to the Sellers in connection with any Tax audits or
      6   other administrative or judicial proceedings involving the
      7   Business and affecting such income Tax Returns or declarations
      8   for any period all or any portion of which is prior to the
      9   Closing Date, including the participation of the then current
     10   personnel of the Purchaser in such audits and proceedings.  The
     11   Purchaser will not, without the prior written consent of the
     12   Sellers, or except as required by Law, initiate any contract or
     13   voluntarily enter into any agreements with, or volunteer any
     14   information to, any taxing authorities with regard to specific
     15   items on such Tax Returns or declarations.

     16                  (e)  The Purchaser will maintain all original
     17   books, records, files, documents, papers and agreements
     18   pertaining to the Purchased Assets, the Assumed Liabilities or
     19   otherwise relating to the Business as conducted before the
     20   Closing Date for at least seven years following the Closing Date
     21   or such longer period as may be required by Law.  Sellers agree
     22   that it will maintain all original books, records, files,
     23   documents, papers and agreements relating to any of the Purchased
     24   Assets or Assumed Liabilities which are not included in the
     25   Purchased Assets for at least seven years following the Closing
     26   Date or such longer period as may be required by Law.  The
     27   Sellers and the Purchaser agree that before destroying or
     28   discarding any materials required to be retained pursuant to this
     29   Section 7.3(f), it will notify the other in writing (which notice
     30   will include a description of the materials to be destroyed or
     31   discarded) and such other party may, at its expense, remove or
     32   make copies of such materials within 90 days following the date
     33   of such written notice.  In the event the other party has not
     34   removed such materials within such 90-day period, the party
     35   desiring to destroy or discard such materials may proceed with
     36   such action without any liability to the other.

     37                  (f) If requested by the Sellers, the Purchaser
     38   will enter into a transition services agreement with the Sellers
     39   pursuant to which the Purchaser would agree to cause the Business
     40   to provide certain agreed upon transition services to the Sellers
     41   for a reasonable period after the Closing Date.  Without limiting
     42   the generality of the foregoing, after the Closing Date the
     43   Purchaser will provide services, assistance and reasonable
     44   cooperation to the Sellers in connection with:

     45                       (i) the completion and delivery to the
     46   Sellers of the financial statements and the general ledger of the
     47   Business as of the Closing Date;

     48                       (ii) the preparation of quarterly, semi-
     49   annual and annual reports required to be prepared by the Sellers

      1   (either by Law or in accordance with the Sellers' internal
      2   reporting systems and procedures) in connection with the
      3   operation of the Business prior to the Closing Date and with the
      4   transactions provided for herein;

      5                       (iii) the preparation of audit information
      6   packages required to be prepared by the Sellers (either by Law or
      7   in accordance with the Sellers' internal reporting systems and
      8   procedures) in connection with the operation of the Business
      9   prior to the Closing Date, the transactions provided for in this
     10   Agreement and the Sellers' year-end financial audit;

     11                       (iv)  the Sellers' administration of the
     12   Excluded Liabilities; and

     13                       (v) such other services as the Sellers may
     14   reasonably request incidental to the orderly transfer of the
     15   Business and the Purchased Assets to the Purchaser.

     16   7.4.   Signage and Labels.  The Purchaser will remove the Sellers'
     17   names from all exterior signs located at the Owned Real Property
     18   and the Leased Real Property as soon as practicable but in any
     19   event within two months after the Closing Date.  The Purchaser
     20   may use the Sellers' name on finished goods inventory which
     21   constitutes part of the Purchased Assets but will change or
     22   otherwise replace the stamps and dies bearing the Sellers' name
     23   as soon as reasonably practicable after the Closing Date, but in
     24   any event within six (6) months of the Closing Date.  The
     25   Purchaser may not use publicly any business records described in
     26   Section 2.1(h) without first removing therefrom, or obliterating
     27   all portrayals or references to, any of the Sellers' trade names,
     28   trademarks or service marks or other intangible property
     29   contained in such records, unless the Sellers consent in writing
     30   to such usage.  In operating the Business until December 31,
     31   2000, Purchaser shall be entitled to append the statement
     32   _formerly Teledyne Specialty Equipment_  or words to that effect
     33   to the name used by Purchaser for the Business on advertising,
     34   packaging materials, business forms, stationery and marketing
     35   materials.  Nothing in this Agreement shall prevent Purchaser
     36   from using product names, model numbers and other product
     37   designations used by Sellers in the operation of the Business so
     38   long as such use does not include any Excluded Assets identified
     39   in Section 2.2(g) of this Agreement.

     40   7.5  Zambian WIP and Receivable.  (a)  Sellers agree to purchase
     41   from Purchaser certain work-in-progress inventory identified on
     42   Schedule 7.5 hereto (the _RAMCOZ Inventory_ ) in the event such
     43   inventory has not been sold by Purchaser on or before February
     44   16, 2000.  The amount payable for the RAMCOZ Inventory (the _WIP
     45   Payment_) shall be equal to the value of such inventory
     46   reflected on the Closing Statement plus the amount of any
     47   additional cost incurred by the Purchaser in preparing such
     48   inventory for sale, computed on a basis consistent with the

      1   Business' historical accounting practice.  The Purchaser agrees
      2   to use its best efforts to sell the RAMCOZ Inventory.

      3                  (b)  The Purchaser agrees to use commercially
      4   reasonable efforts to collect all accounts receivable of Sellers
      5   from RAMCOZ outstanding as of the Closing Date (the _RAMCOZ
      6   Receivable_) and further agrees that any amount received by the
      7   Purchaser after the Closing Date from RAMCOZ shall be applied
      8   first against the RAMCOZ Receivable and not against amounts owing
      9   to the Purchaser for goods sold or services rendered by the
     10   Purchaser to RAMCOZ after the Closing Date.  In the event that
     11   any amount of the RAMCOZ Receivable remains uncollected on June
     12   16, 2000, the Purchaser shall promptly notify Sellers and
     13   reassign to Sellers such uncollected receivable (without recourse
     14   or warranty), the Sellers shall promptly pay the Purchaser cash
     15   in the aggregate amount of the then outstanding RAMCOZ Receivable
     16   and thereafter such uncollected receivable shall be Sellers'
     17   property and Sellers shall be free to collect such accounts in
     18   their sole and absolute discretion.  The foregoing payment
     19   obligations shall not be subject to the limitations of Section
     20   10.2(c) of this Agreement.
     21   Section 8:   Employee Benefits.
     22                  (a) On or prior to the Closing Date, the Purchaser
     23   shall offer employment, effective as of the Closing Date and
     24   conditional on the Closing, to all Employees on terms and
     25   conditions, determined on an employee-by-employee basis which
     26   are, taken as a whole, substantially similar to the terms and
     27   conditions on which the Employees are employed immediately prior
     28   to the Closing Date.  Such offer shall include wages and benefits
     29   substantially comparable to the wages and benefits provided by
     30   the Sellers to the Employees immediately prior to the Closing
     31   Date and shall recognize each Employee's service with the Sellers
     32   prior to the Closing Date.  Purchaser acknowledges and agrees
     33   that Sellers make no representation or warranty that any of the
     34   Employees will accept employment with Purchaser and the

     35   acceptance by Employees of offers of employment with Purchaser
     36   shall not constitute a condition to Purchaser's obligation to
     37   complete the Purchase under this Agreement.  Notwithstanding the
     38   foregoing, Sellers agree that Teledyne GmbH shall continue to pay
     39   the salary of Mr. Thorston Stellmacher for a period of up to six
     40   (6) months after the Closing Date.  The Purchaser will reimburse
     41   Teledyne GmbH for all payments made to Mr. Stellmacher on a
     42   monthly basis within fifteen days after any payments are made to
     43   him.  The Purchaser agrees to use its best efforts to qualify to
     44   transact business in Germany as soon as practicable.
     45                  (b) Any Employees who accept offers of employment
     46   by Purchaser (the _Transferred Employees_ ), effective as of the
     47   Closing Date, shall cease to participate in all Seller Plans and
     48   shall be entitled to participate in Purchaser's benefit plans,
     49   programs, policies and arrangements (the _Purchaser Plans_ ).
     50   Periods of employment with the Sellers (including periods of
     51   employment with any other employer, to the extent recognized

      1   under the Seller Plans) immediately prior to the Closing Date,
      2   shall be taken into account for purposes of determining, as
      3   applicable, eligibility and vesting under the Purchaser Plans.
      4                       (i) Without limiting the generality of the
      5   foregoing, Purchaser shall cause Purchaser's medical and
      6   prescription drug, dental, life insurance, disability and other
      7   health plans to immediately, and without any waiting period, be
      8   available to cover each Transferred Employee (and his or her
      9   eligible dependents) as of the Closing Date, and cause such plans
     10   to waive any limitation of coverage of Transferred Employees (and
     11   their eligible dependents) due to pre-existing conditions.  Any
     12   claims incurred with regard to any Transferred Employees before
     13   the Closing Date and which are covered under the Seller Plans
     14   shall be payable under the terms of the applicable plan of the
     15   Sellers.  All other claims incurred with regard to any
     16   Transferred Employees and which are covered under the Purchaser's
     17   Plans shall be payable under the terms of the applicable plan of
     18   the Purchaser.
     19                       (ii)  The Purchaser shall assume all
     20   liabilities of the Sellers in respect of the Transferred
     21   Employees to the extent that such liabilities arise on or after
     22   the Closing Date, and in addition, shall assume liability for any
     23   termination obligations which relate to the Transferred
     24   Employees' service with the Sellers prior to the Closing Date.
     25                  (c)  For purposes of the COBRA health continuation
     26   of coverage provisions (hereafter referred to as the _COBRA
     27   Provisions_) contained in Section 4980 (f) of the Code and in
     28   Section 601 through 608 of ERISA, the Transferred Employees shall
     29   be considered to have undergone a termination of employment with
     30   the Sellers.  It is the understanding and intention of the
     31   Sellers and the Purchaser that no group health plan maintained by
     32   the Purchaser shall constitute a successor plan to any of the
     33   Sellers' group health plans and the Purchaser is not a successor
     34   employer with respect to any of the Sellers' group health plans
     35   and the Sellers are not predecessor employers with respect to the
     36   Purchaser's group health plans, within the meaning of the COBRA
     37   Provisions.  It is the further understanding and intention of the
     38   Sellers and the Purchaser, however, that the health plan coverage
     39   to be afforded to the Transferred Employees pursuant to
     40   Section 8(b)(i) shall be coverage that, pursuant to
     41   Section 602(2)(D)(i) of ERISA, terminates any continuation
     42   coverage rights the Transferred Employees might otherwise have
     43   under the COBRA Provisions as a result of termination of
     44   employment with the Sellers.
     45                  (d) As soon as practicable following the Closing
     46   Date, in respect of all Transferred Employees who have an account
     47   in a Canadian Group Registered Retirement Savings Plan
     48   administered by either of the Sellers, the parties shall
     49   cooperate to transfer all amounts from each such account to

      1   accounts administered under the Purchaser's Canadian group
      2   Registered Retirement Savings Plan.
      3                  (e) As of a date (the _Account Transfer Date_ )
      4   as soon as reasonably practicable after the Closing Date,
      5   Teledyne, Inc. shall cause to be transferred from the 401(k) plan
      6   sponsored by Teledyne, Inc. (the _Seller 401(k) Plan_ ) to the
      7   401(k) plan sponsored by the Purchaser (the _Purchaser 401(k)
      8   Plan_) an amount in cash equal to the aggregate account balances
      9   of all participants in the Seller 401(k) Plan as of such Account
     10   Transfer Date who are Transferred Employees, except that all
     11   promissory notes reflecting participant loans to Seller 401(k)
     12   Plan participants outstanding as of such Account Transfer Date
     13   shall be transferred in kind.  In the event any Transferred
     14   Employee has a qualified domestic relations order pending or
     15   approved in the Seller 401(k) Plan at the time of transfer, all
     16   documentation concerning such qualified domestic relations order
     17   shall be assigned to the Purchaser 401(k) Plan.  During the
     18   period commencing on the Closing Date and ending on the Account
     19   Transfer Date, any Transferred Employee who has an outstanding
     20   loan balance under the Seller 401(k) Plan on the Closing Date
     21   shall continue the scheduled loan repayments directly to the
     22   Seller 401(k) Plan pursuant to the applicable terms and
     23   conditions of such Plan.  All Transferred Employee loan
     24   repayments due and payable after the Account Transfer Date shall
     25   be made to the Purchaser's 401(k) Plan, as appropriate, in
     26   accordance with the applicable loan provisions of such Plan.
     27   The Sellers and the Purchaser agree to cooperate fully with
     28   respect to any governmental filings, including but not limited
     29   to, the filing of any Internal Revenue Service Form 5310A
     30   reporting obligations and information necessary to effect the
     31   transactions contemplated by this Section 8(e).
     32   Section 9:  Closing Conditions.
     33   9.1. Conditions to Obligation of the Purchaser.  The obligation
     34   of the Purchaser to consummate the transactions to be performed
     35   by it in connection with the Closing is subject to satisfaction
     36   of the following conditions:
     37                  (a)  the representations and warranties set forth
     38   in Section 4 will be true and correct in all material respects at
     39   and as of the Closing Date:
     40                  (b)  the Sellers will have performed and complied
     41   with all of its covenants hereunder in all material respects
     42   through the Closing;
     43                  (c)  there will not be any action, suit or
     44   proceeding pending or threatened before any Governmental Entity
     45   or before any arbitrator wherein an unfavorable injunction,
     46   judgment, order, decree, ruling or charge would (i) prevent
     47   consummation of any of the transactions contemplated by this
     48   Agreement or any Ancillary Agreement, or (ii) cause any of the

      1   transactions contemplated by this Agreement or Ancillary
      2   Agreement to be rescinded following consummation;
      3                  (d) the Sellers will have delivered to the
      4   Purchaser a certificate to the effect that each of the conditions
      5   specified above are satisfied in all respects; and
      6                  (e) the Sellers will have executed and delivered
      7   to the Purchaser the documents identified in Section 3.3.
      8             The Purchaser may waive any condition specified in this
      9   Section 9.1 if it executes a writing so stating at or prior to
     10   the Closing.
     11   9.2. Conditions to Obligation of the Sellers.  The obligation of
     12   the Sellers to consummate the transactions to be performed by it
     13   in connection with the Closing is subject to satisfaction of the
     14   following conditions:
     15                  (a)  the representations and warranties set forth
     16   in Section 5 will be true and correct in all material respects at
     17   and as of the Closing Date;

     18                  (b)  the Purchaser will have performed and complied
     19   with all of its covenants hereunder in all material respects
     20   through the Closing;
     21                  (c)  there will not be any action, suit or
     22   proceeding pending or threatened before any Governmental Entity
     23   or before any arbitrator wherein an unfavorable injunction,
     24   judgment, order, decree, ruling or charge would (i) prevent the
     25   consummation of any of the transactions contemplated by this
     26   Agreement or any Ancillary Agreement or (ii) cause any of the
     27   transactions contemplated by this Agreement or any Ancillary
     28   Agreement to be rescinded following consummation;
     29                  (d) the Purchaser will have delivered to the
     30   Sellers a certificate to the effect that each of the conditions
     31   specified above is satisfied in all respects;
     32                  (e) the Purchaser will have executed and delivered
     33   to the Sellers the documents identified in Section 3.3; and
     34                  (f)  the Purchaser will have delivered to the
     35   Sellers the Purchase Price.

     36             The Sellers may waive any conditions specified in this
     37   Section 9.2 if it executes a writing so stating at or prior to
     38   the Closing.
     39   Section 10:  Remedies for Breaches of this Agreement.
     40   10.1.     Survival.  Except as otherwise provided herein, all of
     41   the representations and warranties contained in this Agreement or
     42   in any certificate delivered pursuant to this Agreement relating

      1   to the representations and warranties contained in this Agreement
      2   will survive the Closing and continue in full force and effect
      3   for a period of eighteen (18) months after the Closing Date;
      4   provided, however, that (i) the representations and warranties
      5   set forth in Section 4.9 shall survive indefinitely and (ii) the
      6   representations and warranties set forth in Sections 4.6, 4.14
      7   and 6.8 shall survive until the expiration of the applicable
      8   statutory period of limitations to which the claim relates..
      9   10.2. Indemnification Provisions for Benefit of the
     10         Purchaser.
     11                  (a)  In the event the Sellers breach any of their
     12   representations, warranties or covenants contained in this
     13   Agreement and provided that the Purchaser within the applicable
     14   survival period makes a written claim for indemnification against
     15   the Sellers setting forth in reasonable detail the circumstances
     16   regarding the claim and, if ascertainable, an estimate of the
     17   amount thereof, then the Sellers jointly and severally agree to
     18   indemnify, defend and hold the Purchaser harmless from and
     19   against the entirety of any losses, expenses, costs, damages,
     20   fines, penalties and other liabilities (collectively, _Losses_ )
     21   the Purchaser or any of its Affiliates, or any of their
     22   respective directors, officers, employees, agents or
     23   representatives (collectively, the _Purchaser Indemnified
     24   Parties_), suffer to the extent such Losses result from, arise
     25   out of or are caused by such breach.
     26                  (b) The Sellers jointly and severally further
     27   agree to indemnify, defend and hold the Purchaser Indemnified
     28   Parties harmless from and against any Losses the Purchaser
     29   Indemnified Parties suffer to the extent such Losses result from,
     30   arise out of, or are caused by any Excluded Liability (which, in
     31   the context of Losses arising under Environmental Law shall
     32   include, subject to Section 10.6, the necessary and reasonable
     33   costs of remediation and compliance under any Environmental Law
     34   or in connection with any Hazardous Materials).
     35                  (c)  The Sellers will not have any obligation to
     36   indemnify the Purchaser Indemnified Parties from and against any
     37   Losses (i) until the Purchaser Indemnified Parties have suffered
     38   Losses by reason of all such breaches which exceed, in the
     39   aggregate, $500,000, after which point the Sellers will be
     40   obligated to indemnify the Purchaser from and against only those
     41   additional Losses suffered by the Purchaser Indemnified Parties
     42   in excess of such amount; provided, however, that Purchaser
     43   Indemnified Parties shall have no right to indemnification with
     44   respect to any individual Loss which is less than $50,000 and no
     45   such Loss shall be taken into account in determining whether or
     46   the extent to which the $500,000 deductible has been exceeded, or
     47   (ii) to the extent the Losses the Purchaser Indemnified Parties
     48   have suffered exceed, in the aggregate, an amount equal to 30% of
     49   the Purchase Price after which point the Sellers will have no
     50   obligation to indemnify the Purchaser Indemnified Parties from

      1   and against further Losses in excess of such amount except as
      2   provided in Section 10.2(b).
      3                  (d) Notwithstanding anything to the contrary
      4   contained in this Agreement, the Sellers' obligation to indemnify
      5   Purchaser Indemnified Parties with respect to Losses, including
      6   Environmental Losses, shall automatically terminate on the third
      7   anniversary of the Closing Date except to the extent of and with
      8   respect to claims for indemnification properly  made in
      9   accordance with this Section 10 prior to such third anniversary;
     10   provided, however, that Sellers' obligation to indemnify
     11   Purchaser Indemnified Parties with respect to Environmental
     12   Losses arising from the former heat treat operation and the
     13   outdoor barrel storage area shall terminate on the tenth
     14   anniversary of the Closing Date except to the extent of and with
     15   respect to claims for indemnification properly made in accordance
     16   with this Section 10 prior thereto.  In addition, the limitations
     17   set forth in Section 10.2(c) shall not apply to Environmental
     18   Losses directly related to the former heat treat operation and/or
     19   the outdoor barrel storage area.
     20   10.3. Indemnification Provisions for Benefit of the Sellers.
     21                  (a) In the event the Purchaser breaches any of its
     22   representations, warranties or covenants contained in this
     23   Agreement, including, without limitation, any breach of Section
     24   8(a) hereof, or in any certificate delivered by the Purchaser
     25   pursuant to this Agreement and provided that the Sellers make a
     26   written claim for indemnification against the Purchaser setting
     27   forth in reasonable detail the circumstances regarding the claim
     28   and, if ascertainable, an estimate of the amount thereof, then
     29   the Purchaser agrees to indemnify, defend and hold the Sellers
     30   harmless from and against the entirety of any Losses the Sellers
     31   or any of its Affiliates, or any of their respective directors,
     32   officers, employees, agents or representatives (collectively, the
     33   _Seller Indemnified Parties_ ), suffer to the extent such Losses
     34   result from, arise out of or are caused by such breach.
     35                  (b) The Purchaser further agrees to indemnify,
     36   defend and hold the Sellers harmless from and against the
     37   entirety of any Losses the Seller Indemnified Parties suffer to
     38   the extent such Losses result from, arise out of or are caused by
     39   any Assumed Liabilities.
     40                  (c) The Purchaser further agrees to indemnify,
     41   defend and hold the Sellers harmless from and against the
     42   entirety of any Losses the Seller Indemnified Parties suffer to
     43   the extent such Losses result from, arise out of or are caused by
     44   the operation of the Business or use of the Purchased Assets
     45   after the Closing Date.  In particular, the Purchaser agrees to
     46   indemnify, defend and hold the Seller Indemnified Parties
     47   harmless from and against the entirety of any Losses the Seller
     48   Indemnified Parties suffer arising from the employment by
     49   Teledyne GmbH or its successors of Thorston Stellmacher pursuant
     50   to Section 8(a) of this Agreement, including, without limitation,

      1   any third party claims arising from the employment of Mr.
      2   Stellmacher, any Losses arising out of actions taken or omitted
      3   to be taken by Mr. Stellmacher and/or Losses arising out of
      4   claims brought by Mr. Stellmacher in connection with such
      5   employment.
      6   10.4. Matters Involving Third Parties.  If any third party
      7   notifies any party hereto (the _Indemnified Party_ ) with
      8   respect to any matter which may give rise to a claim for
      9   indemnification against the other party hereto (the
     10   _Indemnifying Party_ ) under this Section 10, then the
     11   Indemnified Party will notify the Indemnifying Party thereof
     12   promptly and in any event within 10 days after receiving any
     13   written notice from a third party; provided that no delay on the
     14   part of the Indemnified Party in notifying the Indemnifying Party
     15   will relieve the Indemnifying Party from any obligation hereunder
     16   unless, and then solely to the extent that, the Indemnifying
     17   Party is prejudiced thereby.  Once the Indemnified Party has
     18   given notice of the matter to the Indemnifying Party, the
     19   Indemnified Party may defend against the matter in any manner it
     20   reasonably may deem appropriate.  In the event the Indemnifying
     21   Party notifies the Indemnified Party within 10 days after the
     22   date the Indemnified Party has given notice of the matter that
     23   the Indemnifying Party is assuming the defense of such matter
     24   (a) the Indemnifying Party will defend the Indemnified Party
     25   against the matter with counsel of its choice reasonably
     26   satisfactory to the Indemnified Party, (b) the Indemnified Party
     27   may retain separate counsel at its sole cost and expense (except
     28   that the Indemnifying Party will be responsible for the fees and
     29   expenses of such separate co-counsel to the extent the
     30   Indemnified Party reasonably concludes in good faith that the
     31   Indemnified Party has defenses available to it that may conflict
     32   with those of the Indemnifying Party), (c) the Indemnified Party
     33   will not consent to the entry of a judgment or enter into any
     34   settlement with respect to the matter without the written consent
     35   of the Indemnifying Party (not to be withheld or delayed
     36   unreasonably) and (d) the Indemnifying Party will not consent to
     37   the entry of a judgment with respect to the matter or enter into
     38   any settlement which does not include a provision whereby the
     39   plaintiff or claimant in the matter releases the Indemnified
     40   Party from all liability with respect thereto, without the
     41   written consent of the Indemnified Party (not to be withheld or
     42   delayed unreasonably).
     43   10.5. Indemnification Limitations.  Neither party hereto will
     44   be liable to the other hereunder for any punitive or
     45   consequential incidental damages (including loss of revenue or
     46   income, business interruption, cost of capital or loss of
     47   business reputation or opportunity) relating to any claim for
     48   which either such party may be entitled to recover under this
     49   Agreement (other than indemnification of amounts paid or payable
     50   to third parties in respect of any third party claim for which
     51   indemnification hereunder is required).  Neither the Purchaser
     52   nor the Sellers will file or otherwise commence any other action,

      1   suit or proceeding against the other in respect of this Agreement
      2   or the transactions contemplated hereby unless (a) such party
      3   notifies the other of its intent to do so and (b) a period
      4   commencing with such notice and expiring on the earlier of the
      5   date on which a meeting between officers of the Purchaser and the
      6   Sellers has been completed and 30 days after the date of such
      7   notice.  Such officers will meet at a mutually convenient time
      8   and location during such 30-day period for the purpose of
      9   attempting to resolve in good faith the claims described in such
     10   notice.  No claim for the recovery of Losses based upon breach of
     11   any representation, warranty, covenant or agreement may be
     12   asserted by Seller Indemnified Parties or Purchaser Indemnified
     13   Parties against the Purchaser or the Sellers, as the case may be
     14   if any of the Seller Indemnified Parties or the Purchaser
     15   Indemnified Parties, as the case may be, had knowledge of such
     16   breach on or before the Closing Date.
     17   10.6. Indemnification for Environmental Matters.
     18                  (a)  With respect to any Losses relating to or
     19   arising from any Environmental Law for which the Purchaser seeks
     20   indemnity in connection with the operation of the Business on the
     21   Owned Real Property or the Leased Real Property (_Environmental
     22   Losses_), the Purchaser shall provide notice to the Sellers
     23   pursuant to Section 12.8 hereof specifying in reasonable detail,
     24   to the extent known, the nature of the Environmental Losses and
     25   the estimated amount to remediate the condition giving rise to
     26   the Environmental Losses, to the extent it is then quantifiable
     27   (which estimate shall not be conclusive of the final amount of
     28   any Environmental Losses).
     29                  (b) The Sellers shall have the right to control
     30   and investigate and/or remediate any condition giving rise to a
     31   claim or demand for indemnification by the Purchaser under this
     32   Agreement with respect to any Environmental Losses; provided,
     33   however, that if after written notice and a reasonable
     34   opportunity to cure the Sellers do not exercise such right, the
     35   Purchaser may exercise such right.  The Sellers and their
     36   employees, contractors, representatives and agents shall have
     37   reasonable access at reasonable times to the facilities for the
     38   purpose of conducting any investigation and/or remediation,
     39   including any sampling or monitoring required to be performed by
     40   the Sellers, which may include intrusive investigations or
     41   remedial action, after the Closing Date or at any time
     42   thereafter.  The Sellers shall use all reasonable efforts to
     43   minimize disruption to the Business as a result of conducting any
     44   such investigation or remediation.
     45                  (c)  The Purchaser shall use reasonable efforts to
     46   cooperate with the Sellers to minimize costs with respect to
     47   Environmental Losses.  Nothing in this Agreement shall require
     48   the Sellers to perform any environmental remediation activities
     49   or other environmental testing, sampling or monitoring activities
     50   beyond the minimum required by applicable Environmental Laws to
     51   permit the use of the Owned Real Property consistent with its

      1   current use, which may include leaving Hazardous Materials in
      2   place or the use of deed restrictions.
      3                  (d) The Purchaser shall give prompt written notice
      4   to the Sellers of any report or other document submitted, whether
      5   voluntarily or by requirement of a Government Entity, to a
      6   Governmental Entity which describes any Environmental Condition
      7   existing prior to the Closing Date.  To the extent reasonably
      8   possible in the circumstances, the Sellers shall have the right
      9   to review and comment upon any submission to a Governmental
     10   Entity which describes or addresses any Environmental Condition
     11   for which the Purchaser is claiming indemnification from the
     12   Sellers hereunder (and the Sellers will cooperate with the
     13   Purchaser in responding to such requests, including making
     14   available all relevant records in its possession or under its
     15   control), and the Purchaser shall revise such submission in
     16   accordance with the Sellers' reasonable comments thereon.  To the
     17   extent reasonably possible in the circumstances, the Purchaser
     18   shall give the Sellers prompt written notice of, and the Sellers
     19   and/or its representatives shall have the right to participate
     20   in, any phone call or meeting with any Governmental Entity at
     21   which any Environmental Condition for which the Purchaser is
     22   claiming indemnification from the Sellers hereunder is to be
     23   discussed or addressed in any manner.
     24                  (e) The Sellers shall not have any obligation to
     25   indemnify any Purchaser Indemnified Party from and against
     26   (i) any Environmental Losses arising from or related to a use of
     27   the facilities after the Closing Date that is not substantially a
     28   continuation of the operation of the Business as conducted on the
     29   Closing Date, or (ii) any Environmental Losses arising from or
     30   related to any change in the use after the Closing Date of the
     31   Owned Real Property from industrial use, or by the installation
     32   or construction of new buildings, pavement or other structures or
     33   improvements on, or alteration of the topography of, the Owned
     34   Real Property other than described in subparagraph (i) above, or
     35   (iii) any Environmental Losses arising from or related to any
     36   amendment to or change in any Environmental Law from that which
     37   is in effect on the date hereof.  Notwithstanding anything to the
     38   contrary contained herein, the Sellers will not have any
     39   obligation to indemnify the Purchaser Indemnified Parties from
     40   and against any Environmental Losses (i) which are not asserted
     41   by a third party and in existence prior to Closing, (ii) arising
     42   with respect to any release of a Hazardous Material by the
     43   Purchaser, (iii) resulting from the Purchaser, its agents and
     44   representatives, conducting invasive investigations, sampling or
     45   monitoring of the facilities unless (A) required to do so by
     46   Environmental Law or a Governmental Entity, or (B) conducted in
     47   response to a material claim asserted by a third party, or
     48   (iii) resulting from any act or knowing failure to act of the
     49   Purchaser, its employees, contractors, representatives or agents
     50   to further cause or exacerbate the leaking, migration or release
     51   of any Hazardous Materials at the facilities in each case to the
     52   extent resulting from any act or failure to act of the Purchaser.

      1   The Sellers will not have any obligation to indemnify the
      2   Purchaser with respect to ongoing operation, maintenance,
      3   monitoring or reporting costs incurred in connection with any
      4   remediation performed by the Sellers for which the Purchaser
      5   seeks indemnity.  The Purchaser acknowledges that nothing
      6   contained herein absolves it of any obligation under any
      7   Environmental Law for Environmental Losses with respect to
      8   violations of Environmental Laws by the Purchaser, its employees,
      9   contractors, representatives or agents.
     10                  (f)If the Purchaser undertakes environmental
     11   remediation activities or other environmental testing, sampling
     12   or monitoring activities in connection with Environmental Losses
     13   which are not required by a Governmental Entity or in response to
     14   a third party claim asserting liability for an environmental
     15   condition at the facilities, subject to the limitations contained
     16   in Section 10.2, the Sellers shall only be obligated to indemnify
     17   the Purchaser in respect of 50 cents out of each dollar of such
     18   Environmental Losses, to the extent such Environmental Losses do
     19   not exceed $500,000.
     20   10.7. EXCLUSIVE REMEDY.  THE INDEMNIFICATION PROVISIONS
     21   CONTAINED IN THIS SECTION 10 WILL CONSTITUTE THE SOLE AND
     22   EXCLUSIVE RECOURSE AND REMEDY OF THE PARTIES FOR MONETARY DAMAGES
     23   WITH RESPECT TO ANY BREACH OF ANY OF THE REPRESENTATIONS,
     24   WARRANTIES OR COVENANTS CONTAINED IN THIS AGREEMENT OR ANY OF THE
     25   ANCILLARY AGREEMENTS OR WITH RESPECT TO ANY LOSSES RESULTING
     26   FROM, ARISING OUT OF, OR CAUSED BY EXCLUDED LIABILITIES.  THE
     27   PROVISIONS OF THIS SECTION 10 WILL NOT RESTRICT THE RIGHT OF ANY
     28   PARTY TO SEEK SPECIFIC PERFORMANCE OR OTHER EQUITABLE REMEDIES IN
     29   CONNECTION WITH ANY BREACH OF ANY OF THE COVENANTS CONTAINED IN
     30   THIS AGREEMENT OR ANY OF THE ANCILLARY AGREEMENTS.  THE PURCHASER
     31   ACKNOWLEDGES THAT IT  HAS NO RIGHT TO RESCIND THIS AGREEMENT
     32   EITHER FOR A BREACH OF CONTRACT OR FOR NEGLIGENT OR INNOCENT
     33   MISREPRESENTATION.  NOTWITHSTANDING ANY OTHER PROVISIONS OF THE
     34   AGREEMENT, THE PROVISIONS OF THIS SECTION 10.7 SHALL NOT APPLY TO
     35   EXCLUDE OR LIMIT THE LIABILITY OF THE SELLERS TO THE EXTENT THAT
     36   ANY CLAIM ARISES BY REASON OF ANY FRAUD OR FRAUDULENT
     37   MISREPRESENTATION OF ANY SUCH PARTY.
     38   10.8. Minimizing Losses.  Each party agrees to use all
     39   commercially reasonable efforts to minimize all Losses for which
     40   it may seek indemnification from the other party pursuant to this
     41   Section 10, and to minimize the amount of such indemnification
     42   obligation by reasonably pursuing the maximum possible insurance
     43   recovery or recovery from other available sources with respect to
     44   such Losses and nothing herein will in any way diminish each
     45   party's common law duty to mitigate its Loss.
     46   Section 11:  Termination.

      1   11.1.     Termination of Agreement.  The parties may terminate
      2   this Agreement as provided below:
      3                  (a) the parties may terminate this Agreement by
      4   mutual written consent at any time prior to the Closing;
      5                  (b) the Purchaser may terminate this Agreement by
      6   giving written notice to the Sellers at any time prior to the
      7   Closing if the Closing has not occurred on or before September
      8   15, 1999, unless failure results primarily from the Purchaser
      9   itself breaching any representation, warranty or covenant
     10   contained in this Agreement, or unless an extension is mutually
     11   agreeable to the Sellers and the Purchaser; and
     12                  (c) the Sellers may terminate this Agreement by
     13   giving written notice to the Purchaser at any time prior to the
     14   Closing if the Closing has not occurred on or before September
     15   15, 1999, unless failure results primarily from the Sellers
     16   breaching any representation, warranty or covenant contained in
     17   this Agreement, or unless an extension is mutually agreeable to
     18   the Sellers and the Purchaser.

      1   11.2.     Effect of Termination.  If any party terminates this
      2   Agreement pursuant to Section 11.1, all obligations of the
      3   parties hereunder will terminate without liability of any party
      4   to the other party (except for any liability of any party then in
      5   breach); provided that the provisions of Sections 12.1 and 12.3
      6   of this Agreement and the Confidentiality Agreement will survive
      7   termination and remain in full force and effect thereafter.
      8   Section 12:  Miscellaneous.
      9   12.1. Press Releases and Announcements.  No party will issue
     10   any press release or announcement relating to the subject matter
     11   of this Agreement prior to the Closing Date without the prior
     12   approval of the other party; provided that any party may make any
     13   public disclosure it believes in good faith is required by Law or
     14   the rules of any national securities exchange or any automated
     15   inter-dealer quotation system on which the securities of either
     16   party (or any Affiliate thereof) are listed or admitted for
     17   trading (in which case the disclosing party will advise the other
     18   party at least one business day prior to making such disclosure).
     19   12.2. Expenses; Transfer Taxes.  Each of the parties hereto
     20   will bear all legal, accounting, investment banking and other
     21   expenses incurred by it or on its behalf in connection with the
     22   transactions contemplated by this Agreement, whether or not such
     23   transactions are consummated.  The Purchaser will pay and hold
     24   the Sellers harmless from payment of all sales, use, transfer and
     25   documentary taxes applicable to the transfer of the Purchased
     26   Assets to the Purchaser.  Without limiting the foregoing, the
     27   Purchaser shall reimburse the Sellers for any such taxes which
     28   the Sellers are required to pay under applicable Law.
     29   12.3. Consent to Amendments.  The provisions of this
     30   Agreement may be amended or waived only by a written agreement
     31   executed and delivered by the Sellers and the Purchaser.
     32   No other course of dealing between the parties to this Agreement
     33   or any delay in exercising any rights hereunder will operate as a
     34   waiver of any rights of such parties.
     35   12.4. Successors and Assigns.  No party hereto may assign or
     36   delegate any of such party's rights or obligations under or in
     37   connection with this Agreement without the written consent of the
     38   other party hereto.  Except as otherwise expressly provided
     39   herein, all covenants and agreements contained in this Agreement
     40   by or on behalf of any of the parties hereto will be binding upon
     41   and enforceable against the respective successors and assigns of
     42   such party and will be enforceable by and will inure to the
     43   benefit of the respective successors and permitted assigns of
     44   such party.
     45   12.5. Severability.  Whenever possible, each provision of
     46   this Agreement will be interpreted in such manner as to be
     47   effective and valid under applicable Law, but if any provision of
     48   this Agreement is held to be prohibited by or invalid under
     49   applicable Law, such provision will be ineffective only to the

      1   extent of such prohibition of invalidity, without invalidating
      2   the remainder of this Agreement.
      3   12.6. Counterparts.  This Agreement may be executed
      4   simultaneously in two or more counterparts, any one of which need
      5   not contain the signatures of more than one party, but all such
      6   counterparts taken together will constitute one and the same
      7   Agreement.
      8   12.7. Descriptive Headings.  The descriptive headings of this
      9   Agreement are inserted for convenience only and do not constitute
     10   a part of this Agreement.
     11   12.8.     Notices.  All notices, demands or other communications
     12   to be given or delivered under or by reason of the provisions of
     13   this Agreement will be in writing and will be deemed to have been
     14   given when delivered personally to the recipient or when sent to
     15   the recipient by telecopy (receipt confirmed), one business day
     16   after the date when sent to the recipient by reputable express
     17   courier service (charges prepaid) or two business days after the
     18   date when mailed to the recipient by certified or registered
     19   mail, return receipt requested and postage prepaid.  Such
     20   notices, demands and other communications will be sent to the
     21   Purchaser and the Sellers at the respective address indicated
     22   below:

     23               If to the Purchaser:
     24                  Astec Industries, Inc.
     25                  P.O. Box 72787
     26                  4101 Jerome Avenue
     27                  Chattanooga, TN  37407
     28                  Attention:  Richard W. Bethea, Jr.
     29                  Vice President and Corporate Counsel
     30                  Telephone:  (423) 867-4210
     31                  Facsimile:  (423) 827-1818
     32
     33               If to the Sellers:
     34                  Teledyne Industries, Inc.
     35                  c/o Allegheny Teledyne Incorporated
     36                  1000 Six PPG Place
     37                  Pittsburgh, Pennsylvania  15222
     38                  Attention:  Jon D. Walton
     39                  Senior Vice President, General Counsel and
     40                  Secretary
     41                  Telephone:     (412) 394-2836
     42                  Facsimile:     (412) 394-3010
     43

      1   12.9.     No Third-Party Beneficiaries.  This Agreement will not
      2   confer any rights or remedies upon any Person other than the
      3   parties hereto and their respective successors and permitted
      4   assigns.
      5   12.10. Entire Agreement.  This Agreement, and the documents
      6   referred to in it, constitute the entire Agreement and
      7   understanding of the parties and supersede any previous agreement
      8   between the parties relating to the subject matter of this
      9   Agreement.  Each of the parties acknowledges and agrees that in
     10   entering into this Agreement, and the documents referred to in
     11   it, it does not rely on, and shall have no remedy in respect of
     12   any statement, representation, warranty or understanding (whether
     13   negligently or innocently made) of any person (whether party to
     14   this Agreement or not) other than as expressly set out in this
     15   Agreement.  The only remedy available to it for breach of the
     16   warranties shall be for breach of contract under the terms of
     17   this Agreement.
     18   12.11.    Construction.  The language used in this Agreement will
     19   be deemed to be the language chosen by the parties to express
     20   their mutual intent and no rule of strict construction will be
     21   applied against any party.  The use of the word _including_  in
     22   this Agreement means _including without limitation_  and is
     23   intended by the parties to be by way of example rather than
     24   limitation.
     25   12.12. Incorporation of Exhibits and Schedules.  The Exhibits
     26   and Schedules identified in this Agreement are incorporated
     27   herein by reference and made a part hereof.
     28   12.13.  Bulk Transfer Laws.  The Purchaser acknowledges that
     29   the Sellers will not comply with the provisions of any bulk
     30   transfer laws of any jurisdiction, local or foreign, in
     31   connection with the transactions contemplated by this Agreement.
     32   The Sellers hereby covenant and agree to indemnify and hold the
     33   Purchaser harmless from and against any and all liabilities other
     34   than Assumed Liabilities which the Purchaser may incur as a
     35   result of any failure to comply with any applicable bulk transfer
     36   laws in connection with this Agreement.  Such indemnification
     37   shall not be subject to the limitations set forth in Section
     38   10.2(c) of this Agreement.
     39   12.14.    GOVERNING LAW.  WITH RESPECT TO THE SELLERS AND THE
     40   PURCHASER, ALL QUESTIONS CONCERNING THE CONSTRUCTION, VALIDITY
     41   AND INTERPRETATION OF THIS AGREEMENT AND THE EXHIBITS AND
     42   SCHEDULES HERETO WILL BE GOVERNED BY THE INTERNAL LAW, AND NOT
     43   THE LAW OF CONFLICTS, OF THE COMMONWEALTH OF PENNSYLVANIA.
     44   12.15.    TIME IS OF THE ESSENCE.  With regard to all dates and
     45   time periods set forth in this Agreement, time is of the essence.

      1
      2                [REST OF PAGE INTENTIONALLY LEFT BLANK]

      1             IN WITNESS WHEREOF the parties hereto have executed and
      2   delivered this Agreement on the date first written above.
      3
      4                                   TELEDYNE INDUSTRIES CANADA
      5                                   LIMITED
      6                                 /s/ Jon D. Walton
      7                                 Jon D. Walton
      8                                   President
      9
     10
     11                                   TELEDYNE CM PRODUCTS, INC.
     12                                 /s/ Jon D. Walton
     13                                     Jon D. Walton
     14                                     Chairman of the Board and Secretary
     15
     16
     17                                   ASTEC INDUSTRIES, INC.
     18                                    By:  /s/ Richard W. Bethea, Jr.
     19
     20                                    Name: Richard W. Bethea, Jr.
     21
     22                                    Title:  Secretary
     23
     24  Teledyne Industries, Inc., a California corporation, hereby
     25   agrees to be bound by the provisions of Sections 7.5, 10 and
     26   12.13 of the foregoing Agreement.
     27
     28                                   TELEDYNE INDUSTRIES, INC.
     29                                 /s/ Jon D. Walton
     30                                     Jon D. Walton
     31                                     Senior Vice President, General
     32                                     Counsel and Secretary
     33
     34


                                    EXHIBIT 10.3

                THIRD AMENDMENT TO SECOND AMENDED AND RESTATED CREDIT
                                      AGREEMENT
              DATED AUGUST 11, 1999 BY AND AMONG ASTEC INDUSTRIES, INC.
              AND ASTEC FINANCIAL SERVICES, INC. AND THE FIRST NATIONAL
                                   BANK OF CHICAGO





                                    EXHIBIT 10.3

                                   THIRD AMENDMENT
                                         TO
                    SECOND AMENDED AND RESTATED CREDIT AGREEMENT

                      THIS  THIRD   AMENDMENT  TO  SECOND   AMENDED  AND
            RESTATED CREDIT AGREEMENT (this _Amendment_ ) dated as of August 11, 1999 is by and among Astec Industries, Inc., a Tennessee corporation (_ Astec_ ), Astec Financial Services, Inc., a Tennessee corporation (_AFS_ ; Astec and AFS are sometimes referred to herein individually as a _Borrower_ and collectively as the _ Borrowers_ ), the financial institutions parties hereto in their capacities as lenders (individually, a _Lender_ and collectively, the _ Lenders _ ) and The First National Bank of Chicago, as agent (the _Agent_ ).
                                      RECITALS
                      WHEREAS, the Borrowers, the  Lenders and the Agent
            have entered into a certain Second Amended and Restated Credit Agreement dated as of November 24, 1997, as amended by a First Amendment and Waiver dated as of October 30, 1998 and a Second Amendment dated as of June 3, 1999 (as so amended, the _Credit Agreement_ ; all capitalized terms used but not otherwise defined herein shall have the respective meanings ascribed thereto in the Credit Agreement), pursuant to which the Lenders have provided certain revolving credit, letter of credit and swing line facilities to the Borrowers, which facilities are guaranteed by certain guarantors defined therein;

                      WHEREAS, the  Borrowers, the Required  Lenders and
            the Agent wish to amend certain other provisions of the Credit Agreement on the terms and conditions set forth herein.

                      NOW, THEREFORE, in consideration  of the terms and
            conditions set forth herein, and for other good and valuable consideration the receipt and sufficiency of which are hereby acknowledged, the Borrowers, the Lenders and the Agent hereby agree as follows:
                      1.   Amendment.
                      1.1. Section  6.11  of  the  Credit  Agreement  is
            hereby amended by inserting a new paragraph (i) thereof to read as follows:

                      "(i)other unsecured Indebtedness of the
                      Borrowers not to exceed $35,000,000 in the aggregate at any time outstanding."


                      2.   Reference  to   and  Effect  on   the  Credit
            Agreement.


                      2.1. Except  as specifically  amended hereby,  the
            Credit Agreement shall remain in full force and effect and is hereby ratified and confirmed.

                      2.2. The execution, delivery  and effectiveness of
            this Amendment shall not operate as a waiver of any right, power or remedy of the Lenders or the Agent under the Credit Agreement or any of the other Loan Documents, or constitute a waiver of any provision of the Credit Agreement or any of the other Loan Documents. Upon the effectiveness of this Amendment, each reference in the Credit Agreement to _ this Agreement,_ _ hereunder,_ _ hereof_ or words of similar import shall mean and be a reference to the Credit Agreement as amended hereby.

                      2.3. Each Guarantor joins in this Amendment solely
            for the purpose of consenting to the terms hereof, and each Guarantor hereby unconditionally consents to the terms of this Amendment and fully ratifies and affirms the Guaranty, after giving effect to this Amendment, and Astec Holdings, Inc. (_Astec Holdings_ ) and Kolberg-Pioneer, Inc. (_KPI_) join in this Amendment, in addition, for the purpose of confirming that the Obligations under the Credit Agreement, as amended by this Amendment, and KPI's guaranty thereof pursuant to the Guaranty constitute _Senior Debt_ as defined in the Subordination Agreement dated as of December 2, 1997 (the_Subordination Agreement_) between Astec Holdings and the Agent, and fully ratify and affirm the Subordination Agreement, after giving effect to this Amendment.

                      3. Representations  and Warranties.   To induce
            the Lenders and the Agent to execute this Agreement, the Borrowers represent and warrant to the Lenders and the Agent as follows:
                      3.1. The  Borrowers have  all requisite  power and
            authority to execute, deliver and perform this Amendment.
                      3.2. The  execution, delivery  and performance  of
            this Amendment (i) have been duly authorized by all necessary corporate action of the Borrowers and (ii) will not (A) violate (1) any provision of law, statute, rule or regulation or the articles/certificate of incorporation or other constitutive documents or the by-laws or regulations of the Borrowers, (2) any order of any court, or any rule, regulation or order of any other agency of government binding upon the Borrowers, or (3) any provisions of any material indenture, agreement or other instrument to which the Borrowers are a party, or by which the Borrowers or any of their properties or assets is or may be bound, or (B) be in conflict with, result in a breach of or constitute (alone or with notice or lapse of time or both) a default under any indenture, agreement or other instrument referred to in clause (ii)(A)(3) above.

                      3.3. This Amendment  constitutes the  legal, valid
            and   binding  obligation   of   Borrowers  enforceable   in
            accordance with its terms.

                      3.4. The  representations  and warranties  in  the
            Loan Documents are true and correct in all material respects with the same effect as though made on and as of the date hereof.

                      3.5. The Borrowers  are in compliance with  all of
            the terms and provisions set forth in the Credit Agreement and the other Loan Documents and no Default or Unmatured Default has occurred and is continuing.

                      4. Effectiveness. This Amendment shall become effective as of the date upon which the Agent shall have executed a counterpart of this Amendment and shall have received executed counterparts of this Amendment from the Borrowers, each Guarantor and the Required Lenders.

                      5.   Miscellaneous.

                      5.1. This   Amendment,  including   all  schedules
            attached hereto, constitutes the entire agreement of the parties with respect to the subject matter hereof and supersedes all other understandings, oral or written, with respect to the subject matter hereof.

                      5.2. This Amendment may be  executed in any number
            of counterparts, each of which when so executed shall be deemed an original, but all such counterparts shall constitute one and the same instrument.

                      5.3. In accordance with Section  9.7 of the Credit
            Agreement, the Borrowers agree, jointly and severally, to promptly pay all reasonable fees, costs and expenses incurred by the Agent in connection with the preparation, execution and delivery of this Amendment.

                      5.4. The Borrowers  acknowledge and agree  that as
            of the date hereof they have no offsets or claims against the Lenders or the Agent under the Loan Documents or under other agreements between the Borrowers and the Lenders, or any defenses to the Lenders' or the Agent's enforcement of their rights and remedies under the Loan Documents.

                      5.5. THE   LOAN   DOCUMENTS  (OTHER   THAN   THOSE
            CONTAINING A CONTRARY EXPRESS CHOICE OF LAW PROVISION) SHALL BE CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS (AND NOT

            THE LAW OF CONFLICTS) OF THE STATE OF ILLINOIS, BUT GIVING EFFECT TO FEDERAL LAWS APPLICABLE TO NATIONAL BANKS.

                      5.6. Section  headings   in  this   Amendment  are
            included herein for convenience of reference only and shall not constitute a part of this Amendment for any other purpose.

                      5.7. This Amendment shall be  binding upon each of
            the parties hereto and their respective successors and assigns, except that the Borrowers may not assign their rights or obligations hereunder without the written consent of the Lenders and the Agent.
                             [SIGNATURE PAGES TO FOLLOW]


                      IN  WITNESS WHEREOF,  the Borrowers,  the Lenders,
            the Guarantors and the Agent have executed this Amendment as of the date first above written.

             ASTEC INDUSTRIES, INC.          ASTEC FINANCIAL SERVICES, INC.


             By:  /S/ Richard W. Bethea, Jr. By:  /s/ Albert E. Guth
             Print Name: Richard W. Bethea,  Print Name: Albert E. Guth
             Jr.                             Title: President
             Title: Secretary
             Address: 4101 Jerome Avenue     Address: 6400 Lee Highway,
                      Chattanooga, Tennessee          Suite 107
                      37407                           Chattanooga,
                                                      Tennessee 37421
             Telecopy:      (423) 867-4127   Telecopy:      (423) 899-4456
             Telephone:     (423) 867-4210   Telephone:     (423) 899-5898
             Attention:     F. McKamy Hall   Attention:     Albert E. Guth


                      IN  WITNESS WHEREOF,  the Borrowers,  the Lenders,
            the Guarantors and the Agent have executed this Amendment as of the date first above written.

            HEATEC, INC.                      TELSMITH, INC.
            By:/s/  Richard  W.  Bethea,      By:/s/ Richard W. Bethea, Jr.
            Jr.                               Its: Secretary
            Its: Secretary

            ROADTEC, INC.                     ASTEC TRANSPORTATION, INC.
            By:/s/  Richard  W.  Bethea,      By:/s/ Richard W. Bethea, Jr.
            Jr.                               Its: Secretary
            Its: Secretary

            TRENCOR, INC.                     PRODUCTION ENGINEERED
                                              PRODUCTS, INC.
            By:/s/  Richard  W.  Bethea,      By:/s/ Richard W. Bethea, Jr.
            Jr.                               Its: Secretary
            Its: Secretary

            ASTEC, INC.                       CEI ENTERPRISES, INC.
            By:/s/  Richard  W.  Bethea,      By:/s/ Richard W. Bethea, Jr.
            Jr.                               Its: Secretary
            Its: Secretary

            KOLBERG-PIONEER, INC.             ASTEC HOLDINGS, INC.
            By:/s/  Richard  W.  Bethea,      By:/s/ Richard W. Bethea, Jr.
            Jr.                               Its: Secretary
            Its: Secretary

            ASTEC INVESTMENTS, INC.           JOHNSON CRUSHERS
                                              INTERNATIONAL, INC.
            By:/s/  Richard  W.  Bethea,      By:/s/ Richard W. Bethea, Jr.
            Jr.                               Its: Secretary
            Its: Secretary

                      IN  WITNESS WHEREOF,  the Borrowers,  the Lenders,
            the Guarantors and the Agent have executed this Amendment as of the date first above written.
                                              THE FIRST NATIONAL BANK OF
                                              CHICAGO,  individually  and  as
                                              Agent

                                              By:/s/ David T. McNeela
                                              Print Name: David T. McNeela
                                              Title: Vice President

                                              Address:  One   First  National
                                              Plaza
                                              Chicago, Illinois
                                              60670
                                              Telecopy:      (312) 732-5296

                                              Telephone:     (312) 732-5730
                                              Attention:     David T. McNeela


                      IN  WITNESS WHEREOF,  the Borrowers,  the Lenders,
            the Guarantors and the Agent have executed this Amendment as of the date first above written.


                                              FIRST AMERICAN NATIONAL BANK
                                              By: /s/ Michael Metcalf
                                              Print Name: Michael Metcalf
                                              Title: Vice President


                                              Address:  One   Union   Square,
                                              Suite 100
                                              Chattanooga, TN
                                              37402
                                              Telecopy:      (423) 755-6014
                                              Telephone:     (423) 755-6022
                                              Attention:     Michael Metcalf


                      IN  WITNESS WHEREOF,  the Borrowers,  the Lenders,
            the Guarantors and the Agent have executed this Amendment as of the date first above written.


                                              AMSOUTH BANK
                                              By:  /s/ Steven Anderson
                                              Print Name:  Steven Anderson
                                              Title: Vice President


                                              Address:  601 Market Center
                                                        Chattanooga, TN 37402
                                                     Telecopy: (423) 752-1558
                                                     Telephone:(423) 752-1623
                                                     Attention: Steven Anderson