Form 10-K
period 1999-12-31
ASTEC INDUSTRIES INC
filed 2000-03-27
CIK 792987

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.



X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934  For the fiscal year ended
    December 31, 1999

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $422,089,000 based upon the closing sales price reported by the NASDAQ National Market on March 15, 2000, using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by all directors and executive officers of the registrant, some of whom may not be held to be affiliates upon judicial determination.


(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:


As of March 15, 2000
Common Stock, par value $.20 - 19,134,915 shares


DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the following documents have been incorporated by reference into the Parts of this Annual Report on Form 10-K indicated:

          Document

 Form 10-K

 Proxy Statement relating to Part III
 Annual Meeting of Shareholders
 to be held on April 27, 2000




ASTEC INDUSTRIES, INC.
1999 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS                                              Page
PART I

Item  1. Business                                              1
Item  2.  Properties                                           17
Item  3. Legal Proceedings                                     18
Item  4. Submission of Matters to a Vote of Security
         Holders                                               18
Executive Officers of the Registrant                           18


PART II

Item  5. Market for Registrant's Common Equity and Related
         Shareholder Matters                                   20
Item  6. Selected Financial Data                               20
Item  7. Management's Discussion and Analysis of
         Financial Condition and Results of Operations         20
Item  8. Financial Statements and Supplementary Data           21
Item  9. Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure                   21


PART III

Item 10. Directors and Executive Officers of the
         Registrant                                            21
Item 11. Executive Compensation                                21
Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                        21
Item 13. Certain Relationships and Related Transactions        21


PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K                                   22

Appendix A                                                     A-1

Signatures                                                     27


PART I

Item 1.  BUSINESS

General

 Astec Industries, Inc. (the "Company") is a Tennessee corporation, which was incorporated in 1972. The Company designs, engineers, manufactures, markets, and finances equipment and components used primarily in road building and related construction activities. The Company's products are used in each phase of road building, from quarrying and crushing the aggregate to application of the road surface. In addition, the Company is partner in a joint venture that makes testing and sampling equipment for the asphalt mix and aggregate processing industries. The Company also manufactures certain equipment and components unrelated to road construction, including trenching, auger boring, directional drilling, environmental remediation and industrial heat transfer equipment. The Company holds 99 United States and 76 foreign patents, has 53 patent applications pending, and has been responsible for many technological and engineering innovations in the industry. The Company's products are marketed both domestically and internationally. In addition to plant and equipment sales, the Company manufactures and sells replacement parts for equipment in each of its product lines. The distribution and sale of replacement parts is an integral part of the Company's business.

 The Company's twelve manufacturing subsidiaries are: (i) Astec, Inc., which manufactures a line of hot-mix asphalt plants, soil purification and environmental remediation equipment and related components; (ii) Heatec, Inc., which manufactures thermal fluid heaters, asphalt heaters, polymer and rubber blending systems and other heat transfer equipment used in the Company's asphalt mixing plants and in other industries; (iii) CEI Enterprises, Inc., which manufactures heat transfer equipment, polymer and rubber blending systems for the hot-mix asphalt industry; (iv) Telsmith, Inc., which manufactures aggregate processing equipment for the production and classification of sand, gravel, and crushed stone for road and other construction applications; (v) Kolberg-Pioneer, Inc., which manufactures aggregate processing equipment for the crushed stone, manufactured sand, recycle, top soil and remediation markets; (vi) Johnson Crushers International, Inc., which manufactures portable and stationary aggregate and ore processing equipment; (vii) Production Engineered Products, Inc., which designs, manufactures and markets high-frequency vibrating screens for sand and gravel and asphalt operations; (viii) Roadtec, Inc., which manufactures milling machines used to recycle asphalt and concrete, asphalt paving equipment and material transfer vehicles; (ix) Trencor, Inc., which manufactures chain and wheel trenching equipment and excavating equipment; (x) Superior Industries of Morris, Inc., which manufactures conveyors and idlers for aggregate processing; (xi) Breaker Technology Ltd., which manufactures rock breaking and processing equipment and utility vehicles for mining; and (xii) American Augers, Inc., which manufactures auger boring and directional drilling equipment.

 Astec Financial Services, Inc. ("AFS") was formed in
June 1996 as a wholly owned subsidiary of the Company to provide a wide range of financing products for leasing or acquiring the Company's equipment. AFS, a captive finance company, is dedicated to working with the Company's subsidiaries and their customers in arranging financing for the Company's equipment. AFS provides loans, operating leases, floor plans for dealers, fleet rental plans, and other financing plans to meet the needs of the industry.

 The Company is a 50% shareholder of Pavement Technology,
Inc. ("PTI"). PTI manufactures innovative testing and sampling equipment and packages design laboratory products, thus allowing customers to purchase a complete design laboratory from one source. The pavement analyzer technology has captured the interest of state departments of transportation, universities and contractors as a new standard for measuring pavement performance of hot-mix asphalt. The pavement technology product line enhances the services and equipment the Company is able to provide to its customers.

 The Company's strategy is to be the low-cost producer in each of its product lines while continuing to develop innovative new products and provide first class service for its customers. Management believes that the Company is the technological innovator in the markets in which it operates and is well positioned to capitalize on the need to rebuild and enhance roadway infrastructure, both in the United States and abroad.



Segment Reporting

 In 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which changed the way the Company reported information about its operating segments. The information below conforms to current presentation requirements.

The Company's business units have separate management teams and offer different products and services. The business units have been aggregated into three reportable business segments based upon the nature of the product or services produced, the type of customer for the products and the nature of the production process. The reportable business segments are (i) Hot-mix Asphalt Plants and Related Heat Transfer Equipment, (ii) Aggregate Processing Equipment and (iii) Mobile Asphalt Construction Equipment. All remaining business units are included in the "Other" category for reporting.

Financial information in connection with the Company's financial reporting for segments of a business under SFAS 131 is included in Note 12 to "Notes to Consolidated Financial
Statements - Operations by Industry Segment and Geographic
Area," appearing at Page A-11 of this report.


Hot-mix Asphalt Plants and Related Heat Transfer Equipment

 The Hot-Mix Asphalt Plants and Related Heat Transfer Equipment segment is made up of three business units--Astec, Inc., Heatec, Inc. and CEI Enterprises, Inc. These business units design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other non-related industries.

Products

Astec, Inc. designs, engineers, manufactures and markets a complete line of portable, stationary and relocatable hot-mix asphalt plants and related components under the ASTECr trademark. An asphalt mixing plant typically consists of heating and storage equipment for liquid asphalt (manufactured by Heatec), cold feed bins for storing aggregates, a drum mixer for drying, heating and mixing, a baghouse composed of air filters and other pollution control devices, hot storage bins or silos for temporary storage of hot-mix asphalt and a control house. The Company introduced the concept of plant portability in 1979. Its current generation of portable asphalt plants is marketed as the Six PackTM and consists of six portable components, which can be disassembled, moved to the construction site and reassembled, which reduces relocation expenses. Plant portability represents an industry innovation developed and successfully marketed by the Company. In 1996, an improved version of the Six PackTM plant was developed, making it considerably easier to assemble and capable of being separated into movable parts for transport without the use of a crane. This design eliminated the use of cranes for disassembly or erection. The enhanced version of the Six PackTM, known as the Turbo Six PackTM, is a highly portable plant which is especially useful in less populated areas where plants must be moved from job to job.

 The components in Astec's asphalt mixing plants are fully automated and use microprocessor-based control systems for efficient operation. The plants are manufactured to meet or exceed federal and state clean air standards.

 The Company has also developed specialized asphalt recycling equipment for use with its hot-mix asphalt plants. Many of its existing products are suited for blending, vaporizing, drying and incinerating contaminated products. As a result, Astec has developed a line of thermal purification equipment for the remediation of petroleum-contaminated soil.

Heatec, Inc. designs, engineers, manufactures and
markets a variety of thermal fluid heaters, process heaters, waste heat recovery equipment, liquid storage systems and polymer and rubber blending systems under the HEATECr trademark. For the construction industry, Heatec manufactures a complete line of asphalt heating and storage equipment to serve the hot-mix asphalt industry and water heaters for
concrete plants.   In addition, Heatec builds a wide variety
of industrial heaters to fit a broad range of applications, including equipment for emulsion plants, roofing material plants, refineries, chemical processing, rubber plants and the agribusiness. Heatec has the technical staff to custom design heating systems and has systems operating as large as 50,000,000 BTU's per hour.

CEI Enterprises, Inc. ("CEI"), designs, engineers, manufactures and markets heating equipment and storage tanks for the asphalt paving industry and rubber and polymer blending systems. CEI's heating equipment uses hot oil, direct fired or electric heating processes. CEI's equipment includes portable and stationary tank models with capacities up to 35,000 gallons each.

Marketing

The Company markets its hot-mix asphalt and heat transfer products both domestically and internationally. The principal purchasers of asphalt and related equipment include highway contractors and foreign and domestic governmental agencies. Asphalt equipment is sold directly to its customers with domestic, soil remediation and international sales departments. Outside dealers are not used to market hot-mix asphalt products, but agents are used to market asphalt plants and their components internationally.

Heatec equipment is marketed through both direct sales and dealer sales. Seventeen manufacturers' representatives sell heating products for applications in industries other than the asphalt industry. CEI equipment is marketed only through direct sales. Direct sales employees are paid salaries and are generally entitled to commissions after obtaining certain sales quotas.

Raw Materials

Raw materials used in the manufacture of products include carbon steel and various types of alloy steel, which are normally purchased from distributors. Raw materials for manufacturing are readily available. Some steel is delivered on a "just-in-time" arrangement from the supplier to reduce inventory requirements at the manufacturing facilities.

Competition

This industry segment faces strong competition in price, service and product performance and competes with both large publicly held companies with resources significantly greater than those of the Company and with various smaller manufacturers. Hot-mix asphalt plant competitors include CMI Corporation; Cedarapids, Inc. a subsidiary of Terex Corporation; and Gencor Industries, Inc. The market for the Company's heat transfer equipment is diverse because of the multiple applications for such equipment. Competitors for heating equipment include Gencor/Hyway Heat Systems, American Heating, Gentec and GTX Systems.

Employees

At December 31, 1999 the Hot-mix Asphalt Plant and Heat
Transfer Equipment segment employed 1,041 individuals, of which, 830 were engaged in manufacturing, 81 in engineering and 130 in selling, general and administrative functions.

Backlog

The backlog for the Hot-mix Asphalt and Heat Transfer
Equipment segment at December 31, 1999 and 1998 was approximately $59,300,000 and $59,600,000, respectively.


Aggregate Processing Equipment

 The Company's Aggregate Group is comprised of six business units that are focused on the aggregate, metallic mining and recycle markets. Each subsidiary achieves its strength by distributing products into niche markets and drawing on the advantages of brand recognition in the global market. The business units in this group are Telsmith, Inc., Kolberg-Pioneer, Inc., Production Engineered Products, Inc., Johnson Crushers International, Inc., Superior Industries of Morris, Inc. and Breaker Technology Ltd.
Products

 Founded in 1906, Telsmith, Inc. is the oldest subsidiary of the group. The primary markets served under the TELSMITHr trade name are the aggregate and metallic mining industries. Telsmith's core products are cone (Gyrasphere?), jaw and impact crushers, which are recognized for their reliability.
A wide range of vibrating feeders for primary crushing operations are complemented with large vibrating screens for the difficult scalping applications and sizing screens to handle the most rigorous specifications of finished aggregate products. Telsmith offers all their products as portables that are easily relocated to quarry sites to minimize the costs of transporting crushed stone. Equipment furnished by Telsmith can be purchased as individual components, as portable plants for flexibility or as completely engineered systems for both portable and stationary applications.
The stringent demands for quality aggregate to meet the specifications of the "Superpave" asphalt mixes has led to Telsmith's development of the Silver BulletT narrow band cone crusher, which provides unparalleled results in producing a cubical product, as well as enhancing overall machine productivity. In metallic mining operations, TELSMITHr equipment is used in primary crushing stages after the material has been blasted from the deposit. Secondary and tertiary crushing equipment, as well as vibrating screens, are employed in systems to reduce the material down to sizes for grinding mill feed or leech bed processes.

 In 1994, Telsmith received ISO 9001 certification, the international standard of quality assurance in the design, development, production, installation and servicing of their products. This designation is recognition of the quality of Telsmith products and services in the worldwide marketplace. Kolberg-Pioneer, Inc. ("KPI") designs, manufactures and supports a complete line of aggregate processing equipment for the sand and gravel, mining, quarrying and concrete recycling markets. KPI manufactures the well-known Pioneerr and Kolbergr product lines.
Pioneerr products include a complete line of primary, secondary, tertiary and quaternary crushers, including jaws, cones, horizontal shaft impactors, vertical shaft impactors and roll crushers. Kolberg-Pioneer rock crushers are used by mining, quarrying and sand and gravel producers to crush oversized aggregate to salable size. Vibrating feeders are used to convey aggregate to the primary crusher operations. The incorporation of vibrating grizzly feeders and vibrating scalpers allows small material to bypass the primary crusher.

 Kolbergr sand classifying and washing equipment is relied upon to clean, segregate and re-blend deposits to meet the size specifications for critical applications. The product line includes fine and coarse material washers, log washers, blade mills and sand classifying tanks. Screening plants are available in both stationary and highly portable models, and are complemented by a full line of radial stacking and overland belt conveyors.

 Kolberg-Pioneer manufactures belt conveyors designed to move or store aggregate and other bulk materials, typically in radial cone-shaped stockpiles. Models offered include road portable, telescoping stationary and overland styles.
In addition, Kolberg-Pioneer manufactures pugmills, which are highly efficient homogenous mixing chambers consisting of twin shafts with timed, overlapping paddles used for soil remediation, cement-treated base and cold-mix asphalt. Pugmills are typically combined with either a bulk storage silo for introducing dry additives or with a pump for liquids.

 Production Engineered Products, Inc. ("PEP") designs, manufactures and markets high-frequency vibrating screens for sand and gravel customers, as well as customers engaged in asphalt production. In addition, they incorporate the high-frequency screens into portable crushing and screening plants servicing the aggregate and industrial markets. High-frequency screens are adept in separating out small mesh particles where conventional screens are not ideally suited. PEP's latest product development, the highly successful "Fold`n Go" plant, incorporates features that allow the aggregate producers to efficiently manufacture asphalt chips and manufactured sand. This unit, with its on-plant stockpiling conveyors and its own power source, is totally self-contained.
Johnson Crushers International, Inc. ("JCI") designs, manufactures and distributes portable and stationary aggregate and ore processing equipment. This equipment is used in the aggregate, mining and recycle industries. JCI's principal products are cone crushers, three-shaft horizontal screens, portable plants, and replacement parts for competitive equipment. JCI offers completely re-manufactured cone crushers and screens from its service repair facility.
JCI cone crushers are used primarily in secondary and tertiary crushing applications, and come in both manual and remotely adjusted models. Horizontal screens are low-profile machines for use primarily in portable applications. They are used to separate aggregate materials by sizes. Portable plants combine various configurations of cone crushers, horizontal screens and conveyors mounted on tow-away chassis. Because today's transportation costs are high, producers use portable equipment to operate nearer to their job sites. Portable plants allow the aggregate producers to quickly and efficiently move their equipment from one location to another. Superior Industries of Morris, Inc. designs and manufactures a complete line of portable and stationary conveyors. Its portable line includes 150-foot telescoping stacking conveyors, patented FD series axle assemblies and stationary conveyor systems for all types of bulk material handling, including stockpiling and overland transfer. Superior's product line also includes screening plants, wash plants, fine material washers and custom-built crushing plants. Superior's component division builds a complete line of conveyor idlers and maintains ISO 9001 certification for quality assurance.

Breaker Technology Ltd. ("BTL") designs, manufactures and markets hydraulic rock breaker systems for the aggregate, mining and recycling industries. They also design and manufacture a complete line of four-wheel drive articulated utility vehicles for underground mines and quarries.

In addition to the quarry and mining industries, BTL designs, manufactures and markets a complete line of hydraulic attachments for the North American construction and demolition markets. These attachments are sold on a variety of equipment including excavators, backhoe loaders, wheel loaders, and skid steer loaders. They include hydraulic breakers and compactors for the construction market and include crushers, pulverizers, shears and multi-processors for the demolition market.

BTL offers an extensive aftermarket sales and service program through a highly qualified and trained dealer network.

Marketing

 Aggregate processing equipment is marketed by 47 direct sales employees, approximately 260 independent domestic distributors and approximately 100 independent international distributors. The principal purchasers of aggregate processing equipment include highway and heavy equipment contractors, open mine operators, quarry operators and foreign and domestic governmental agencies.

Raw Materials

 Raw materials used in the manufacture of products include carbon steel and various types of alloy steel, which are normally purchased from distributors. Raw materials for manufacturing are readily available. Breaker Technology purchases rock breakers under a long-term purchasing contract from a Japanese supplier and also purchases crushers from an Italian supplier. Both the Japanese and Italian suppliers have sufficient capacity to meet the Company's anticipated demand; however, alternative suppliers exist for both of these components should any supply disruptions occur.
Competition

The aggregate processing equipment segment faces strong competition in price, service and product performance. Aggregate processing equipment competitors include Svedala and its subsidiary Universal; Greystone; Cedarapids, Inc., Powerscreen, and Finley, subsidiaries of Terex Corporation; Nordberg, Inc., and its subsidiaries Seco and Hewitt Robins; Deister; Eagle Iron Works; and other smaller manufacturers, both domestic and international.

Employees

At December 31, 1999 the Aggregate Processing Equipment segment employed 1,218 individuals, of which 894 were engaged in manufacturing, 101 in engineering and support functions, and 223 in selling, general and administrative functions.

Backlog

At December 31, 1999 and 1998, the backlog for the Aggregate Processing Equipment segment was approximately
$32,000,000 and $32,700,000, respectively.  The 1998 backlog is restated for the acquisitions of Breaker Technology Ltd.
and Superior Industries of Morris, Inc.


Mobile Construction Equipment

 The Mobile Construction Equipment Group comprised of
Roadtec, Inc. which designs, engineers, manufactures and markets asphalt pavers, material transfer vehicles and milling machines. Roadtec engineers emphasize simplicity, productivity, versatility and accessibility in product design and use.

Products

 Roadtec's patented Shuttle Buggyr is a mobile, self-propelled material transfer vehicle which allows continuous paving by separating truck unloading from the paving process while remixing the asphalt surface material. A typical asphalt paver must stop paving to permit truck unloading of asphalt mix. By permitting continuous paving, the Shuttle Buggyr allows the asphalt paver to produce a smoother road surface. As a result of the pavement smoothness achieved with this machine, certain states are now requiring the use of the Shuttle Buggyr. Recent studies using infrared technology have revealed problems caused by differential cooling of the hot-mix during hauling. The Shuttle Buggyr remixes the material to a uniform temperature and gradation, thus eliminating these problems.

Asphalt pavers are used in the application of hot-mix asphalt to the road surface. Roadtec pavers have been designed to minimize maintenance costs while exceeding road surface smoothness requirements. Roadtec also manufactures a paver model that is designed to be used with the material transfer vehicle described above.

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

Marketing

 Mobile Construction Equipment is marketed both domestically and internationally to highway and heavy equipment contractors, utility contractors and foreign and domestic governmental agencies. Mobile construction equipment is marketed both directly and through dealers. This segment employs 14 direct sales staff, 29 foreign independent distributors and 1 domestic independent distributor.

Raw Materials

Raw materials used in the manufacture of products include carbon steel and various types of alloy steel, which are normally purchased from steel mills and other sources.
Raw materials for manufacturing are readily available.

Competition

 The paving equipment segment faces equally strong competition in price, service and performance, as do the Company's other operating segments. Mobile equipment competitors include Caterpillar Paving Products, Inc., a subsidiary of Caterpillar, Inc.; Blaw-Knox Construction Equipment Company, a subsidiary of Ingersoll-Rand Company; and Cedarapids, Inc., a subsidiary of Terex Corporation. The segment's milling machine equipment competitors include CMI Corporation; Caterpillar, Inc.; and Wirtgen America, Inc.

Employees

At December 31, 1999 the Mobile Construction Equipment segment employed 322 individuals, of which, 240 were engaged in manufacturing, 20 in engineering and support functions, and 62 in selling, general and administrative functions.

Backlog

The backlog for the Mobile Construction Equipment segment at December 31, 1999 and 1998 was approximately
$1,200,000 and $4,200,000, respectively.


Others Business Units

 This category consists of the Company's five other business units that do not meet the requirements for separate disclosure as an operating segment. These other operating units include Trencor, Inc., American Augers, Inc., Astec Financial Services, Inc., Astec Transportation, Inc. and the parent company Astec Industries, Inc. Revenues in this category are derived predominantly from the sale of trenching, auger boring, horizontal directional drilling, mud/fluid systems and associated accessories and spare parts. This category also includes revenues from operating leases and other financial products offered by Astec Financial Services, Inc., the Company's finance subsidiary.

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

 Four Road Minerr models are available with an attachment that allows them to cut a path up to twelve and a half feet wide and five feet deep on a single pass. The Road Minerr has applications in the road construction industry and in mining and aggregate processing operations.

 Trencor manufactures a material processor which includes a crusher that operates independently from the trencher to process rock and related material (spoil) removed from the trench to make it suitable for use as a filler around pipes, cables or other lines being installed.

 American Augers, Inc. designs, manufactures, markets and sells a wide range of trenchless equipment. Three decades of dominant market leadership in horizontal auger boring has led American Augers to a pioneering position in the rapidly growing market for trenchless utility installation. Complementary fluid/mud systems and downhole tooling are major components of company revenues. American Augers has over 2,500 customers throughout the world that operate in the sewer, power, fiber-optic telecommunication, electric, oil and gas, and water industries.

Marketing

 Trencor and American Augers market their products domestically through direct sales representatives and internationally through both direct sales and independent dealers and sales agents.

Raw Materials

 American Augers maintains excellent relationships with its suppliers and has experienced minimal turnover. The purchasing group has developed partnership relationships with many of the company's key vendors to improve just-in-time delivery and thus lower inventory. The predominant raw material used to manufacture Trencor's and American Augers' products is steel. Components used are engines, hydraulic motors and pumps, gearboxes, power transmissions and electronics systems.

Competition

 Competition for sales of trenching, excavating, auger boring, directional drilling, and fluid/mud equipment includes
Charles Machine Works (Ditch Witch); J.I. Case; Vermeer and other smaller custom manufacturers. Competitors of the captive finance company include General Electric Credit
Corporation, The CIT Group, Associates First Capital
Corporation, Safeco Credit Company, Inc. and local financial institutions.

Employees

At December 31, 1999 the Other Business Units segment employed 394 individuals, of which, 256 were engaged in manufacturing, 37 in engineering and 101 in selling, general and administrative functions.

Backlog

The backlog for the Other Business Units segment at December 31, 1999 and 1998 was approximately $2,300,000 and
$3,000,000, respectively.

Common to All Operating Segments

Although the Company has three reportable business segments, the following information applies to all operating segments of the Company.

Government Regulations

 None of the Company's operating segments operate within highly regulated industries. However, air pollution control equipment manufactured by the Company, principally for hot-mix asphalt plants, must comply with certain performance standards promulgated by the federal Environmental Protection Agency under the Clean Air Act applicable to "new sources" or new plants. Management believes that the Company's products meet all material requirements of such regulations and of applicable state pollution standards and environmental protection laws.

 In addition, due to the size and weight of certain equipment the Company manufactures, the Company and its customers sometimes confront conflicting state regulations on maximum weights transportable on highways and roads. This problem occurs most frequently in the movement of portable asphalt mixing plants. Also, some states have regulations governing the operation of asphalt mixing plants and most states have regulations relating to the accuracy of weights and measures, which affect some of the control systems manufactured by the Company.

 Compliance with these government regulations has no material effect on capital expenditures, earnings, or the Company's competitive position within the market.

Employees

 At December 31, 1999, the Company and its subsidiaries employed 2,975 persons, of which 2,220 were engaged in manufacturing operations, 239 in engineering, including support staff, and 516 in selling, administrative and management functions.

Telsmith, Inc. has a labor agreement, which covers approximately 190 employees, that expires on October 13, 2001.
None of the Company's other employees are covered by a collective bargaining agreement.

On August 3, 1995, a union representation election was held at the Trencor plant and a number of Trencor production and maintenance employees voted to be represented by the United States Steelworkers of America, AFL-CIO, and CLC. Trencor filed a Petition for Review with the United States Court of Appeals for the Fifth Circuit and requested that the National Labor Relation Board's certification of the election be overturned due to alleged improper activity by the union. Trencor requested that a new representation election be held. Recently, in response to Trencor's appeal, the United States Court of Appeals for the Fifth Circuit returned the matter to the National Labor Relations Board and ordered that an evidentiary hearing on Trencor's complaints be held before an administrative law judge. That hearing was held on January 15, 1998, with the administrative law judge rejecting Trencor's claims. Consequently, Trencor appealed the decision to the National Labor Relations Board which upheld the administrative law judge's ruling. Management and union are now negotiating in an effort to reach agreement on a collective-bargaining agreement.

Notwithstanding the current effort to negotiate an initial collective-bargaining effort at Trencor, the Company considers its employee relations to be good.

Manufacturing

 The Company manufactures many of the component parts and related equipment for its products while several large components of their products are purchased "ready for use"; such items include engines, axles, tires and hydraulics. In many cases, the Company designs, engineers and manufactures custom component parts and equipment to meet the particular needs of individual customers. Manufacturing operations during 1999 took place at nineteen separate locations. The Company's manufacturing operations consist primarily of fabricating steel components and the assembly and testing of its products to ensure quality control standards have been achieved.

Seminars and Technical Bulletins

 The Company periodically conducts technical and service seminars, which are primarily for contractors, employees and owners of asphalt mixing plants. In 1999, approximately 385 representatives of contractors and owners of hot-mix asphalt plants attended seminars held by the Company in Chattanooga, Tennessee. These seminars, which are taught by Company management and employees, cover a range of subjects including technological innovations in the hot-mix asphalt, aggregate processing, paving, milling, and recycle markets in which the Company manufactures products.

 The Company also sponsors executive seminars for the management of the customers of Astec, Inc. Primarily the management of the Company teaches the seminars, but outside speakers are also utilized. In 1999, approximately 70 participants attended the executive seminars at the Company's state-of-the-art training center.

 The Company sponsors Paving Professionals workshops at its training center for customers or potential customers of Roadtec, Inc. In 1999, approximately 350 participants attended these classroom sessions. Actual equipment application experience was provided at the Roadtec facility. In addition, service training seminars were also held at the Roadtec facility for approximately 360 customer service representatives.

 During 1999, Telsmith had technical seminars for 78
English-speaking customer representatives and another multi-lingual seminar with 26 attendees. Also during 1999, American
Augers held directional drilling and auger boring seminars attended by approximately 40 customers.

In addition to seminars, the Company publishes a number of technical bulletins detailing various technological and business issues relating to the asphalt industry.

Patents and Trademarks

The Company seeks to obtain patents to protect the novel features of its products. The Company and its subsidiaries hold 99 United States patents and 76 foreign patents. There are 53 United States and foreign patent applications pending.

The Company and its subsidiaries have approximately 73 trademarks registered in the United States including logos for Astec, Telsmith, Roadtec and Trencor, and the names ASTEC, TELSMITH, HEATEC, ROADTEC, TRENCOR, KOLBERG, JCI and PIONEER. Thirteen trademarks are also registered in foreign countries, including Canada, Great Britain, Mexico, New Zealand and Indonesia. The Company has 20 United States and foreign trademark applications pending.

The Company and its subsidiaries also license their technology to other manufacturers.

Engineering and Product Development

 The Company dedicates substantial resources to engineering and product development. At December 31, 1999, the Company and its subsidiaries had 239 full-time individuals employed domestically in engineering and design capacities.

Seasonality and Backlog

 During 1997, 1998 and 1999 the Company's business became less seasonal.

 As of December 31, 1999, the Company had a backlog for delivery of products at certain dates in the future of approximately $94,830,000. At December 31, 1998, the total backlog, updated to include Superior Industries of Morris, Inc., Breaker Technology Ltd., and American Augers, Inc. was approximately $99,460,000.

 The Company's contracts reflected in the backlog are not, by their terms, subject to termination. Management believes that the Company is in substantial compliance with all manufacturing and delivery timetables.

Competition

 Each business segment operates in a highly competitive domestic market in price, service and product quality. While specific competitors are named within each business segment discussion, imports do not generally constitute significant competition for the Company in the United States. However, in international sales, the Company generally competes with foreign manufacturers that may have a local presence in the market the Company is attempting to penetrate.

In addition, asphalt and concrete are generally considered competitive products as a surface choice for new roads and highways. A portion of the interstate highway system is paved in concrete, but over 90% of all surfaced roads in the United States are paved with asphalt. Although concrete is used for some new road surfaces, asphalt is used for virtually all resurfacing, even the resurfacing of most concrete roads. Management does not believe that concrete, as a competitive surface choice, materially impacts the Company's business prospects.

Risk Factors

Investors should carefully consider the risks described
below before investing in Astec Industries, Inc.   The risks
and uncertainties described below are not the only ones facing the Company. Other risks or uncertainties that we have not predicted or assessed may also adversely affect the Company. If any of the following risks occur, our earnings, financial condition or business could be materially harmed, and the trading price of our common stock could decline.

A decrease in government funding of highway construction and maintenance may adversely affect our revenues and operating profits

Many of our customers depend substantially on government funding of highway construction and maintenance and other infrastructure projects. Federal government funding of infrastructure projects is usually accomplished through bills which establish funding over a multi-year period. The most recent spending bill was signed into law in June 1998 and covers federal spending through 2003. We cannot assure you that this legislation will not be revised in future congressional sessions, that recent increases in federal funding of infrastructure will continue or that federal funding will not decrease in the future, especially in the event of an economic recession. Increases in fuel prices could reduce demand for fuel products, reducing the taxes collected into the Highway Trust Fund to be spent under TEA-
21. In addition, Congress could pass legislation in future sessions which would allow for the diversion of highway funds for other national purposes or could restrict funding of infrastructure projects unless states comply with certain federal policies. Any decrease or delay in government funding of highway construction and maintenance and other infrastructure projects could reduce our revenues and operating profits.

Downturns in the general economy or the commercial construction industry may adversely affect our revenues and operating profits

Demand for many of our products, especially in the commercial construction industry, is cyclical. Sales of our products are sensitive to the state of the U.S., foreign and regional economies in general, and in particular, changes in commercial construction spending and government infrastructure spending. We could face a downturn in the commercial construction industry based upon a number of factors, including:

 -the level of interest rates;

 -availability of funds for construction;

 -labor disputes in the construction industry causing work stoppages;

 -energy or building materials shortages; and

 -inclement weather.

General economic downturns, including any downturns in the commercial construction industry, could result in a material decrease in our revenues and operating profits.

Acquisitions that we have made in the past and future acquisitions involve risks that could adversely affect our future financial results

We have completed eight business and asset acquisitions since 1994 and plan to acquire additional businesses in the future. We cannot guarantee that we will achieve the benefits expected to be realized from our acquisitions. Our future success may be limited because of unforeseen expenses, difficulties, complications, delays and other risks inherent in acquiring businesses, including the following:

 -we may have difficulty integrating the financial administrative and operational functions of acquired businesses;

 -acquisitions may divert management's attention from our existing operations;

 -we may have difficulty in competing successfully for available acquisition candidates, completing future acquisitions or accurately estimating the financial effect of any businesses we acquire;

 -acquisitions may not perform in line with our expectations which may adversely affect our financial results;

 -we may have delays in realizing the benefits of our strategies for an acquired business;

 -we may not be able to retain key employees necessary to continue the operations of the acquired business;

 -we may choose to acquire a company that has lower profit margins than we do; and

 -future acquired companies may have unknown liabilities that could require us to spend significant amounts of additional capital.

Competition could reduce revenue from our products and services

We currently face strong competition in product performance, price and service. Some of our national competitors have greater financial, product development and marketing resources than we have. If competition in our industry intensifies or our current competitors lower their prices for competing products, we may be required to lower the prices we charge for our products. We may also lose sales and be required to lower our prices as our competitors further develop and enhance their product lines. This may reduce revenues from our products and services.

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

We may be adversely affected by governmental regulations

Our hot-mix asphalt plants contain air pollution control equipment that must comply with performance standards promulgated by the Environmental Protection Agency. We cannot assure you that these performance standards will not be increased in the future. Changes in these requirements or the adoption of new requirements applicable to our other products could cause us to undertake costly measures to redesign or modify our equipment or otherwise adversely affect the manufacturing processes of our products. Such changes could have a material adverse effect on our operating results.

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

An increase in the price of oil or decrease in the availability of oil could reduce demand for our products

A significant portion of our revenues relate to the sale of equipment that produces asphalt mix. A major component of asphalt is oil, and asphalt prices correlate with the price and availability of oil. A material rise in the price of oil or a material decrease in the availability of oil would increase the cost of producing asphalt, which would likely decrease demand for asphalt, resulting in decreased demand for our products. This could have a material adverse effect on our revenues and results of operations.

We rely on proprietary technologies that we may be unable to protect from infringement or which may infringe upon technology owned by others

We hold numerous patents covering technology and applications related to many of our products and systems, and numerous trademarks and trade names registered with the U.S. Patent and Trademark Office and in foreign countries. We cannot assure you that the breadth or degree of protection of our existing or future patents or trademarks will adequately protect us against infringements, or that any pending patent or trademark applications will result in issued patents or trademarks. We also cannot assure you that our patents, registered trademarks or patent applications, if any, will be upheld if challenged, or that competitors will not develop similar or superior methods or products outside the protection of our patents. This could reduce demand for our products and materially decrease our revenues. It is possible that our existing patents, trademarks or other rights may not be valid or that we may infringe upon existing or future patents, trademarks or proprietary rights of our competitors. In the event that our products are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify the design of our products, change the name of our products or obtain a license for the use of some of the technologies used in our products. We also cannot assure you that we would be able to do any of the foregoing in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do so could have an adverse effect on our business and results of operations.

Our success depends on key members of our management and other employees

Dr. J. Don Brock, our Chairman and President, is important to our business and operations. The loss of his services may adversely affect our business. In addition, our ability to attract and retain qualified engineers, skilled manufacturing personnel and other professionals, either through direct hiring, or acquisition of other businesses employing such professionals, will also be an important factor in determining our future success.

We face risks of managing and expanding in international markets

In 1999, international sales represented approximately
10% of our total sales. We plan to continue to increase our presence in international markets. In connection with any increase in international sales efforts, we will need to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist. In addition, international revenues are subject to the following risks:

 -fluctuating currency exchange rates which can reduce the profitability of foreign sales;

 -the burden of complying with a wide variety of foreign laws and regulations;

 -dependence on foreign sales agents;

 -political and economic instability of
governments; and

 -the imposition of protective legislation such as import or export barriers.


Our quarterly operating results are likely to fluctuate, which may decrease our stock price

Our quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. As a result, our operating results may fall below the expectations of securities analysts and investors in some quarters, which could result in a decrease in the market price of our common stock. The reasons our quarterly results may fluctuate include:

 -general competitive and economic conditions;

 -delays in, or uneven timing in the delivery of, customer orders;

 -the introduction of new products by us or our competitors;

 -product supply shortages; and

 -reduced demand due to adverse weather conditions.

Period to period comparisons of such items are not necessarily meaningful and, as a result, should not be relied on as indications of future performance.

Our Articles of Incorporation, Bylaws, Rights Agreement and
Tennessee law may inhibit a takeover

Our charter, bylaws and Tennessee law contain provisions that may delay, deter or inhibit a future acquisition, or an attempt to obtain control, of Astec. This could occur even if our shareholders are offered an attractive value for their shares or if a substantial number or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us or obtaining control of us to negotiate with and obtain the approval of our Board of Directors in connection with the transaction. Provisions that could delay, deter or inhibit a future acquisition, or an attempt to obtain control, of us include the following:

 -a staggered Board of Directors;

 -requiring a two-thirds vote of the total number of shares issued and outstanding to remove directors other than for cause;

 -requiring advanced notice of actions proposed by shareholders for consideration at shareholder meetings;

 -limiting the right of shareholders to call a special meeting of shareholders;

 -requiring that all shareholders entitled to vote on an action provide written consent in order for shareholders to act without holding a shareholders meeting; and

 -the Tennessee Control Share Acquisition Act, which restricts transactions with significant stockholders.

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


FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. They include statements concerning:

 -our growth and operating strategy;
 -liquidity and capital expenditures;
 -pending acquisitions;
 -our financing plans; and
 -industry trends.

You can identify these statements by forward-looking words such as "expect," "believe," "goal," "plan," "intend," "estimate," "may," "will" and similar words. These forward-looking statements involve known and unknown risks, uncertainties and other factors, including those described in the "Risk Factors" section and elsewhere in this prospectus, that could cause our actual results to differ materially from those suggested by these forward-looking statements.


Item 2.  PROPERTIES

 The location, approximate square footage, acreage occupied and principal function of the properties owned or leased by the Company are set forth below:

                      Approximate      Approximate
Location              Square Footage   Acreage      Principal Function

Chattanooga,
  Tennessee           424,000          59           Corporate and subsidiary
                                                    offices, manufacturing -
                                                    Astec

Chattanooga,
  Tennessee           ---              63           Storage yard - Astec

Cleveland,
  Tennessee            28,400          3            Offices and manufacturing -
                                                    Astec

Rossville,
  Georgia              40,500          3            Manufacturing - Astec

Chattanooga,
  Tennessee            84,200          5            Offices, manufacturing -
                                                    Heatec

Chattanooga,
  Tennessee            135,000         15           Offices, manufacturing -
                                                    Roadtec

Chattanooga,
Tennessee               51,200         7            Manufacturing and parts
                                                    warehouse - Roadtec

Chattanooga,
  Tennessee              5,000         2            Offices - Astec Financial
                                                    Services

Mequon,
  Wisconsin            203,000        30            Offices and manufacturing -
                                                    Telsmith

Sterling,
  Illinois              32,000        8             Offices and manufacturing -
                                                    PEP

Grapevine,
  Texas                176,000       52             Offices, manufacturing -
                                                    Trencor

Lakeville,
  Massachusetts            800       ---            Leased sales and service
                                                    office - Telsmith

Libertyhill,
  Texas                    700       ---            Leased sales and service
                                                    office - Telsmith

Eugene,
  Oregon                23,800       ---            Leased offices,
                                                    manufacturing - Johnson
                                                    Crushers International
                                                   (expires April 30, 2000)

Eugene,
  Oregon               130,000       8              Offices and manufacturing -
                                                    Johnson Crushers
                                                    International

Eugene,
  Oregon                25,600       ---            Leased offices,
                                                    manufacturing - Johnson
                                                    Crushers International

Odessa,
  Texas                  4,100       1              Leased to a third party

Inman,
  South Carolina        13,600       8              Leased to a third party
                                                    until September 30, 2000
                                                    with option to buy

Albuquerque,
  New Mexico           110,700       14             Offices and manufacturing -
                                                    CEI (partially leased to
                                                    a third party)

Yankton,
  South Dakota         252,000       50             Offices and manufacturing -
                                                    Kolberg-Pioneer

West Salem,
  Ohio                  60,000       29             Offices and manufacturing -
                                                    American Augers

Thornbury,
  Ontario, Canada       55,000       12             Offices and manufacturing -
                                                    Breaker Technology Ltd.

Riverside,
  California            18,000       ---            Leased offices and
                                                    manufacturing - Breaker
                                                    Technology, Inc.

Solon,
  Ohio                   5,700       ---            Leased offices and
                                                    manufacturing - Breaker
                                                    Technology, Inc.

Morris,
  Minnesota            125,000       30             Offices and manufacturing -
                                                    Superior Industries of
                                                    Morris

Covington,
  Georgia               11,000       6              Offices and manufacturing -
                                                    Pavement Technology


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

 J. Don Brock, Ph.D., P.E., has been President and a
Director of the Company since its incorporation in 1972 and assumed the additional position of Chairman of the Board in 1975. He was the Treasurer of the Company from 1972 until 1994. From 1969 to 1972, Dr. Brock was President of the Asphalt Division of CMI Corporation. He earned his Ph.D. degree in mechanical engineering from the Georgia Institute of Technology. Dr. Brock and Thomas R. Campbell, President of Roadtec, are first cousins. He is 61.

 Richard W. Bethea, Jr., became Vice President, Corporate Counsel and Secretary during 1997. Mr. Bethea has been a practicing lawyer since 1978. He has an undergraduate degree in accounting and a law degree from the University of Georgia. Before joining the Company, Mr. Bethea was a member (stockholder) and partner with the law firm Stophel & Stophel,
P. C., in Chattanooga, Tennessee. He has served as the Company's litigation counsel since 1983. He is 47.

 F. McKamy Hall, a Certified Public Accountant, became
Chief Financial Officer during 1998 and has served as Vice President and Treasurer since 1997. He has served as Corporate Controller of the Company since 1987. From 1985 to 1987, Mr. Hall was Vice President of Finance at Quadel Management Corporation, a company engaged in real estate management. Mr. Hall has an undergraduate degree in accounting and a Master of Business Administration degree from the University of Tennessee at Chattanooga. He is 57.

 W. Norman Smith was appointed Group Vice President-
Asphalt in 1998 and has served as the President of Astec, Inc. since 1994. He formerly served as President of Heatec, Inc. from 1977 to 1994. From 1972 to 1977, Mr. Smith was a Regional Sales Manager with the Company. From 1969 to 1972, Mr. Smith was an engineer with the Asphalt Division of CMI Corporation. Mr. Smith has also served as a director of the Company since 1972. He is 60.

Robert G. Stafford was appointed Group Vice President-Aggregate in 1998. Prior to that time he served as President of Telsmith, Inc. since 1991. Between 1987 and 1991, Mr. Stafford served as President of Telsmith, Inc., a subsidiary of Barber-Greene. From 1984 until the Company's acquisition of Barber-Greene in December 1986, Mr. Stafford was Vice President - Operations of Barber-Greene and General Manager of Telsmith. He became a director of the Company in March 1988. He is 61.

 Thomas R. Campbell has served as President of Roadtec,
Inc. since 1988.  From 1981 to 1988 he served as Operations
Manager of Roadtec. Mr. Campbell and J. Don Brock, President of the Company, are first cousins. He is 50.

 James G. May has served as President of Heatec, Inc.
since 1994. From 1984 until 1994 he served as Vice President of Engineering of Astec, Inc. He is 55.

 Albert E. Guth has been President of Astec Financial Services, Inc. since 1996. He served as Chief Financial Officer of the Company from 1987 through 1996, as Senior Vice President from 1984 to 1997, Secretary of the Company from 1972 to 1997, and Treasurer from 1994 to 1997. Mr. Guth, who has been a director since 1972, was the Vice President of the Company from 1972 until 1984. From 1969 to 1972, Mr. Guth was the Controller of the Asphalt Division of CMI Corporation. He is 60.

 Richard A. Patek became President of Kolberg-Pioneer,
Inc. in 1997. From 1995 to 1997, he served as Director of Materials of Telsmith, Inc. From 1992 to 1995, Mr. Patek was Director of Materials and Manufacturing of the former Milwaukee plant location. From 1978 to 1992, he held various manufacturing management positions at Telsmith. Mr. Patek is a graduate of Milwaukee School of Engineering. He is 43.

Ronald B. DeDiemar, P.E., became President of Telsmith,
Inc. on January 4, 1999. From 1996 to 1998 he served as President of a consulting company, Cal-Mar Technology, Inc. From 1978 to 1996 Mr. DeDiemar held various executive positions with Process Technology Holdings, Inc., most recently as President of the We-Kers and Tyler Divisions.
From 1960 to 1978 he held various engineering and marketing positions at Telsmith, a division of Barber-Greene. He is 61.

 Robert R. Hoitt has been the President of Johnson
Crushers International, Inc., which was acquired by the Company on November 1, 1998, since July 1995. From April 1966 through June 1995 he served in various management positions, including General Manager and Vice President of Cedarapids,
Inc. in its Eljay division.  He is 56.

Frank D. Cargould became President of Breaker Technology
Ltd. and Breaker Technology, Inc. on October 18, 1999. The Breaker Technology companies were formed on August 13, 1999 when the Company purchased substantially all of the assets of Teledyne Specialty Equipment's Construction and Mining business unit from Allegheny Teledyne Inc. From 1994 to 1995, he was Director of Sales - East for Teledyne CM Products, Inc. He is 57.

 Roger K. Eve has been President of American Augers,
Inc., which was acquired by the Company on October 29, 1999, since 1991. He was also appointed President of Trencor, Inc., on October 29, 1999. From 1981 to 1991, Mr. Eve served as President of J.C.B., Inc. and J.C.B. Excavators Ltd. He is 54.

Neil E. Schmidgall has been President of Superior
Industries of Morris, Inc., which was acquired by the Company on November 1, 1999, since 1972. Since 1992, Mr. Schmidgall has been a director and partner of First Federal Savings Bank of Morris. He is 54.


PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

 The Company's Common Stock is traded in the NASDAQ Stock
Market under the symbol "ASTE." The Company has never paid any cash dividends on its Common Stock.

 The high and low sales prices of the Company's Common
Stock as reported on the NASDAQ Stock Market for each quarter during the last two fiscal years (adjusted to give effect to a two-for-one stock split which took effect on January 18,
1999), are as follows:

                                          Price Per Share
 1999                                High                   Low
 1st Quarter                         35-5/16                20-7/8
 2nd Quarter                         43-3/4                 29-3/4
 3rd Quarter                         41-5/8                 20-1/4
 4th Quarter                         29-3/8                 14-3/4

                                           Price Per Share
 1998                                High                   Low
 1st Quarter                         13-1/8                 7-9/16
 2nd Quarter                         18-1/8                 12-5/8
 3rd Quarter                         21-3/8                 15-11/16
 4th Quarter                         28-3/4                 17-3/4

As of March 15, 2000 there were approximately 4,200 holders of the Company's Common Stock.


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

 None.


PART III

Item 10. Directors and Executive Officers of the Registrant

 Information regarding the Company's directors included under the caption "Election of Directors - Certain Information Concerning Nominees and Directors" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 27, 2000, is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Exchange Act is also included under Section 16(a) "Filing Requirements" in the Company's definitive Proxy Statement, which is incorporated herein by reference.


Item 11. Executive Compensation

 Information included under the caption, "Executive
Compensation" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April
27, 2000, is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

 Information included under the captions "Election of Directors - Certain Information Concerning Nominees and Directors," "Common Stock Ownership of Management" and "Common Stock Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 27, 2000, is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

 On December 14, 1998, Edna F. Brock, the mother of Dr.
J. Don Brock, Chairman of the Board and President of the Company, loaned $85,000 to the Company to supplement its working capital revolving credit facility. The Company executed a demand note payable to Mrs. Brock in connection with this loan bearing interest at a rate equal to that paid to Bank One N.A. under the Company's unsecured revolving line of credit. At the time Mrs. Brock loaned these funds to the Company, the Company's outstanding balance under its $22,000,000 revolving credit facility was $10,000,000. The Company is making monthly interest payments to Mrs. Brock.


PART IV

Item 14. Exhibits, Financial Statement Schedules, and
Reports on Form 8-K

 (a)(1) The following financial statements and other information appear in Appendix "A" to this Report and are filed as a part hereof:

 . Selected Consolidated Financial Data.

 . Management's Discussion and Analysis of Financial
   Condition and Results of Operations.

 . Report of Independent Auditors.

 . Consolidated Balance Sheets at December 31, 1999 and 1998.

 . Consolidated Statements of Income for the Years
  Ended December 31, 1999, 1998 and 1997.

 . Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1999, 1998 and
  1997.

 . Consolidated Statements of Cash Flows for the
  Years Ended December 31, 1999, 1998 and 1997.

 . Notes to Consolidated Financial Statements.

 (a)(2)  Other than as described below, Financial
Statement Schedules are not filed with this Report because the Schedules are either inapplicable or the required information is presented in the Financial Statements or Notes thereto.
The following Schedules appear in Appendix "A" to this Report and are filed as a part hereof:

 . Consent of Independent Auditors.

 . Schedule II - Valuation and Qualifying Accounts.

 (a)(3) The following Exhibits* are incorporated by reference into or are filed with this Report:

 3.1 Restated Charter of the Company
(incorporated by reference from the
Company's Registration Statement on
Form S-1, effective June 18, 1986,
File No. 33-5348).

 3.2 Articles of Amendment to the Restated Charter of the Company, effective September 12, 1988 (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1988, File
No. 0-14714).

3.3 Articles of Amendment to the Restated Charter of the Company, effective June 8, 1989 (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 0-14714).

3.4 Articles of Amendment to the Restated Charter of the Company, effective January 15, 1999 (incorporated by reference from the Company Quarterly Report on Form 10-Q for the period ended June 30, 1999, File No. 0-14714).

 3.5 Amended and Restated Bylaws of the Company, adopted March 14, 1990 (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 0-14714).

 4.1 Trust Indenture between City of Mequon and Firstar Trust Company, as Trustee, dated as of February 1, 1994 (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-14714).

 4.2 Indenture of Trust, dated April 1, 1994, by and between Grapevine Industrial Development Corporation and Bank One, Texas, NA, as Trustee (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-14714).

 4.3 Shareholder Protection Rights Agreement, dated December 22, 1995 (incorporated by reference from the Company's Current Report on Form 8-K dated December 22, 1995, File No. 0-14714).

 10.1 Loan Agreement between City of Mequon, Wisconsin and Telsmith, Inc. dated as of February 1, 1994 (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-14714).

 10.2 Credit Agreement by and between Telsmith, Inc. and M&I Marshall & Ilsley Bank, dated as of February 1, 1994 (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-14714).

 10.3 Security Agreement by and between Telsmith, Inc. and M&I Marshall & Ilsley Bank, dated as of February 1, 1994 (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-14714).

 10.4 Mortgage and Security Agreement and Fixture Financing Statement by and between Telsmith, Inc. and M&I Marshall & Ilsley Bank, dated as of
February 1, 1994 (incorporated by reference from the Company's Annual
Report on Form 10-K for the year ended December 31, 1993, File No. 0-14714).

 10.5 Guarantee of Astec Industries, Inc. in favor of M&I Ilsley Bank, dated as of February 1, 1994 (incorporated by reference from the Company's
Annual Report on Form 10-K for the year ended December 31, 1993, File
No. 0-14714).

 10.6 Loan Agreement dated as of April 1, 1994, between Grapevine Industrial Development Corporation and Trencor, Inc. (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14714).

 10.7 Letter of Credit Agreement, dated April 1, 1994, between First Chicago NBD and Trencor, Inc. (incorporated by reference from the Company's
Annual Report on Form 10-K for the year ended December 31, 1994, File
No. 0-14714).

 10.8 Guaranty Agreement, dated April 1, 1994, between Astec Industries, Inc. and Bank One, Texas, NA, as Trustee (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31,
1994, File No. 0-14714).

 10.9 Astec Guaranty, dated April 29, 1994, of debt of Trencor, Inc. in favor of First Chicago NBD (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14714).

 10.10 Supplemental Executive Retirement Plan, dated February 1, 1996 to be effective as of January 1, 1995 (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31,
1995, File No. 0-14714). *

 10.11 Trust under Astec Industries, Inc. Supplemental Retirement Plan, dated January 1, 1996 (incorporated by reference from the Company's Annual
Report on Form 10-K for the year ended December 31, 1995, File No. 0-14714). *

 10.12 Astec Industries, Inc. 1998 Long-Term Incentive Plan (incorporated by reference from Appendix A of the Company's Proxy Statement for the Annual Meeting of Shareholders held on April 23, 1998). *

 10.13 Astec Industries, Inc. Executive Officer Annual Bonus Equity Election Plan (incorporated by reference from Appendix B of the Company's Proxy Statement for the Annual Meeting of Shareholders held on April 23, 1998). *

 10.14 Astec Industries, Inc. Non-Employee Directors' Stock Incentive Plan. *

 10.15 Second Amended and Restated Credit Agreement dated November 27, 1997 between the Company, Astec Financial Services, Inc. and First Chicago NBD (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-14714).

10.16 First Amendment, dated October 30, 1998, to the Second Amended and Restated Credit Agreement dated November 24, 1997, by and between the Company and Astec Financial Services, Inc. and The First National Bank of Chicago.

10.17 Second Amendment, dated June 3, 1999, to the Second Amended and Restated Credit Agreement dated November 24, 1997, by and between the Company and Astec Financial Services, Inc. and The First
National Bank of Chicago (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999, File No. 0-14714).

10.18 Third Amendment, dated August 11, 1999, to the Second Amended and Restated Credit Agreement dated November 24, 1997, by and between the Company and Astec Financial Services, Inc. and The First
National Bank of Chicago (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999, File No. 0-14714).

 10.19 Revolving Line of Credit Note dated December 2, 1997 between Kolberg-Pioneer, Inc. and Astec Holdings, Inc. (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-14714).

10.20 Guaranty Joinder Agreement dated December 1997 between Kolberg-Pioneer, Inc. and Astec Holdings, Inc. in favor of the First National
Bank of Chicago. (incorporated by reference from the Company's Annual
Report on Form 10-K for the year ended December 31, 1997, File No. 0-14714).

10.21 Loan Agreement between the City of Yankton, South Dakota and Kolberg Pioneer, Inc. dated August 11, 1998 for variable/fixed rate demand Industrial Development Revenue Bonds, Series 1998 (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-14714).

10.22 Letter of Credit Agreement dated August 12, 1998 between the First National Bank of Chicago and Astec Industries, Inc., Astec Financial Services, Inc. and Kolberg-Pioneer, Inc. (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-14714).

10.23 Promissory Note dated December 14, 1998 between Astec Industries, Inc. and Edna F. Brock (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-14714).

10.24 Waiver for December 31, 1998, dated March 9, 1999, with respect to the Second Amended and Restated Credit Agreement, dated November 24, 1997 by and between the Company and The First National Bank of Chicago
(incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-14714).

10.25 Guaranty of Astec Industries, Inc., dated February 23, 1998, of debt of Pavement Technology, Inc. in favor of Tucker Federal Bank (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-14714).

10.26 Purchase Agreement dated October 30, 1998, effective October 31, 1998, between Astec Industries, Inc. and Johnson Crushers International, Inc. (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-14714).

10.27 Term Loan in the amount of $15,000,000 dated August 13, 1999 by and between Astec Industries, Inc. and Bank One, NA (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999, File No. 0-14714).

10.28 Asset Purchase and Sale Agreement, dated August 13, 1999, by and among Teledyne Industries Canada Limited, Teledyne CM Products Inc. and Astec Industries, Inc. (incorporated by reference from the Company's
Quarterly Report on Form 10-Q for the period ended September 30, 1999,
File No. 0-14714).

10.29 Stock Purchase Agreement, dated October 31, 1999, by and among American Augers, Inc. and Its Shareholders and Astec Industries, Inc.

10.30 Stock Purchase Agreement, dated November 1, 1999, by and among SIMCO, LLC and the Superior Industries of Morris, Inc. Employee
Stock Ownership Plan and Astec Industries, Inc.

10.31 Amended and Restated Master Note in the amount of $15,000,000 dated December 29, 1999 by and between Astec Industries, Inc. and Bank One, NA.

10.32 Amended and Restated Master Note in the amount of $20,000,000 dated December 29, 1999 by and between Astec Industries, Inc. and Bank One, NA.

22   Subsidiaries of the Registrant

23  Consent of Independent Auditors

 *   Management contract or compensatory plan or arrangement.

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


ASTEC INDUSTRIES, INC.


Contents                                                       Page

Selected Consolidated Financial Data                           A-1

Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                    A-2

Consolidated Balance Sheets at December 31, 1999 and 1998      A-6

Consolidated Statements of Income for the Years Ended December
  31, 1999, 1998 and 1997                                      A-7

Consolidated Statements of Shareholders' Equity for the Years
  Ended December 31, 1999, 1998 and 1997                       A-8

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997                             A-9

Notes to Consolidated Financial Statements                     A-11

Report of Independent Auditors                                 A-24

Schedule II - Valuation and Qualifying Accounts                A-25



                          APPENDIX "A"



SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except as noted *)

Consolidated Income Statement Data

                             1999       1998      1997      1996      1995

Net sales                    $449,627   $363,945  $265,365  $221,413  $242,601
Selling, general and
  administrative expenses      56,280     46,796    36,125    35,346    35,025
Research and development        5,356      4,681     3,707     5,868     5,128
Loss on abandonment of
foreign subsidiary                                                       7,037
Income from operations         52,521     40,427    24,661     8,051     2,566
Interest expense                4,253      2,709     2,398     1,656     2,125
Net income                     31,712     24,436    13,809     4,345     4,560

Earnings per common share*(1)
Basic                            1.66       1.30       .72       .22       .23
Diluted                          1.59       1.26       .71       .21       .23

Consolidated Balance Sheet Data

Working capital              $127,569    $81,865   $71,459   $69,884   $58,015
Total assets                  355,437    248,320   192,243   167,853   154,356
Total short-term debt             596        646       500     2,051       774
Long-term debt,
  less current maturities     102,685     47,220    35,230    30,497    17,150
Shareholders' equity          167,258    132,658   105,612    99,393    95,901
Book value per common
  share at year-end*(1)          8.75       7.44      6.12      5.37      4.75

Quarterly Financial Highlights (Unaudited)

                             First       Second    Third      Fourth
                             Quarter     Quarter   Quarter    Quarter
Net sales                    $112,478    $119,958  $106,886   $110,305
Gross profit                   28,009      33,839    27,779     24,549
Net income                      8,567      11,155     7,915      4,075

Earnings per common share*(1)
Basic                             .45         .59       .41        .21
Diluted                           .43         .55       .40        .21

Net sales                     $88,164    $108,124   $88,798    $78,860
Gross profit                   22,304      25,826    22,175     21,599
Net income                      5,559       7,389     5,779      5,709

Earnings per common share*(1)
Basic                             .30         .39       .31        .30
Diluted                           .29         .38       .30        .29

Common Stock Price*(1)
1999
High                          35-5/16      43-3/4    41-5/8     29-3/8
Low                           20-7/8       29-3/4    20-1/4     14-3/4

1998
High                          13-1/8       18-1/8    21-3/8     28-3/4
Low                            7-9/16      12-5/8    15-11/16   17-3/4

The Company's common stock is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market under the symbol ASTE. Prices shown are the high and low bid prices as announced by NASDAQ. The Company has never paid any dividends on its common stock. The number of common shareholders is approximately 4,200. (1) Restated to retroactively reflect the two-for-one stock split effected in the form of a dividend on January 18, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations; 1999 vs. 1998

Net income for 1999 was $31,712,000, or $1.59 per share diluted compared to net income of $24,436,000, or $1.26 per share diluted, in 1998, restated to reflect the two-for-one stock split that took effect on January 18, 1999.

Net sales for 1999 were $449,627,000, an increase of $85,682,000, or 23.5%, compared to 1998. The 1999 domestic sales increased from $294,430,000 to $403,832,000, or
$109,402,000, for a 37.2% increase from 1998. The increase in domestic sales is attributed to increased sales in all product lines. A strong domestic economy and spending under the new six-year highway bill, TEA-21, which authorizes $217 billion in federal investment through 2003 for road repair,
improvement and other federal 	highway and transit projects are
the primary reasons for the increase in domestic sales.
Approximately 46% of the sales growth 	was generated
internally, while 54% was from acquisitions.

International sales for 1999 decreased $23,720,000, or 34.1%, to approximately $45,795,000 compared to 1998 international sales of $69,515,000. Sales in South America decreased 85% in 1999 from 1998 levels, with approximately 53% of the decrease attributable to trenching equipment and the remaining decrease split between asphalt equipment and aggregate processing equipment. International sales represented 10.2% and 19.1% of net sales in 1999 and 1998, respectively.

Gross profit margin was 25.4% in 1999 compared to 25.3% in 1998. Through September 30, 1999, the gross profit had improved to 26.4%; however, in the fourth quarter the margin was impacted by costs relating to the move of one aggregate company to a new facility, by the costs of interruptions and delays associated with a computer installation in another company and the loss of international sales.

In 1999, selling, general, and administrative expenses decreased to 12.5% of net sales from 12.9% of net sales in 1998. The volume increase in net sales is the primary factor responsible for the decreased percentage. Approximately 58% of the increase in dollars related to expenses of acquired operations.

Although research and development expenses increased $675,000, the percentage of net sales decreased to 1.2% in 1999 from 1.3% in the prior year. The increase in sales volume is the primary reason for the reduction in the percentage.

Interest expense for 1999 increased to 0.9% of sales from 0.7% of sales for 1998. The increase in dollars related primarily to borrowings required for acquisitions.

Income tax expense for 1999 was $19,819,000, or 38.5% of pre-tax income, compared to $15,126,000 for 1998, or 38.2% of pre-tax income. The increase is the result of the Company's decreased international sales and the mix of revenue by state.

The backlog at December 31, 1999 was $94,827,000 compared to $99,461,000 at December 31, 1998 (restated for acquisitions).
The backlog contains a significant increase for asphalt plant orders and a reduction for aggregate orders. The impact of
TEA-21 has been felt incrementally in 1998 and 1999, but the full impact of the initial funds may not be felt until 2000 or 2001. The Company is unable to determine whether this backlog
mixture was experienced by the industry as a whole. 	While the
expectation of future business growth by our domestic customers has had a positive impact on our backlog, we are unable to assess the amount of the increase attributable to the TEA-21 legislation which became effective in October 1998. While the domestic backlog reflects a positive development (increased from $88,335,000 to $90,936,000 at December 31,
1999 and 1998, respectively), management cannot confirm that this increase represents a trend. International sales tend to be stronger in the third and fourth quarters, offsetting normal slowing of domestic sales in those quarters.

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

Hot-mix Asphalt Plant and Related Heat Transfer Equipment
Segment: This segment had increases in sales of $29,291,000, or 17.9%, and segment profit of $3,884,000, or 18.0%, over 1998. The primary reason for the increase in sales was a strong economy accompanied by the impact of TEA-21. International sales in this segment decreased $9,490,000, or 35.3%, versus 1998.

Aggregate Processing Segment: The 1999 sales in this segment increased $42,494,000, or 37.7%, over 1998, primarily due to the acquisition of Johnson Crushers International, Inc., Superior Industries of Morris, Inc. and Breaker Technology Ltd. Segment profit increased $5,237,000, or 40.4% over 1998. International sales in this segment decreased $1,508,000, or 8.2% versus 1998.

Mobile Construction Equipment Segment: The 1999 sales in this segment increased $7,050,000, or 11.7% over 1998. Segment profit also increased $1,310,000, or 13.2%. The primary increase in sales resulted from an increase in sales of our patented material transfer vehicle, the Shuttle Buggy. International sales in this segment decreased $2,850,000, or 36.5% versus 1998.


Results of Operations; 1998 vs. 1997

Net income for 1998 was $24,436,000, or $1.26 per share diluted compared to net income of $13,809,000, or $0.71 per share diluted in 1997, restated to reflect the two-for-one stock split that took effect on January 18, 1999.

Net sales for 1998 were $363,945,000, an increase of $98,580,000, or 37.1%, compared to 1997. The 1998 domestic sales increased from $206,463,000 to $294,430,000, or
$87,967,000, for a 42.6% increase from 1997. The increase in domestic sales is principally attributed to a strong domestic economy and expectation of the initiation of spending under TEA-21. Approximately 59% of the sales growth was generated internally, while 41% was from acquisitions.

International sales for 1998 increased $10,613,000, or 18.0%, to approximately $69,515,000 compared to 1997 international sales of $58,902,000. Due to the economic instability of some regions where the Company had done business in the past, the Company redirected sales efforts in 1998 toward countries that were financially capable of purchasing its equipment. As a result, the $9,183,000 decrease in sales in Southeast Asia was more than offset by increased sales of asphalt plants and trenching equipment, primarily in Central and South America and Canada. International sales represented 19.1% and 22.2% of total sales in 1998 and 1997, respectively.

The gross profit margin was 25.3% in 1998 compared to 24.3% in 1997. The improvement primarily related to increased sales volume. It can also be attributed to improved manufacturing processes, better product design and the Company's continuing efforts to minimize sales discounts and control costs.

In 1998, selling, general, and administrative expenses decreased to 12.9% of net sales from 13.6% of net sales in 1997. The volume increase in net sales was the primary factor responsible for the decreased percentage. Approximately 42% of the increase in dollars related to expenses of acquired operations. The single largest increase in expenses not related to acquisitions was selling expenses.

Research and development expenses decreased to 1.3% of net sales in 1998 from 1.4% in the prior year. The increase in sales volume was the primary reason for the reduction in the percentage. Acquisitions accounted for 81% of the increase in dollars of research and development.

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

Interest expense for 1998 decreased to 0.7% of sales from 0.9% of sales for 1997. The increase in dollars related primarily to borrowings required for the growing captive finance company and for acquisitions.

Income tax expense for 1998 was $15,126,381, or 38.2% of pre-tax income, compared to $9,156,977 for 1997, or 39.9% of pre-tax income. The reduction in the income tax rate was primarily attributable to the addition of Kolberg-Pioneer, located in South Dakota (which has no corporate income tax) and the Company's increased utilization of a foreign sales corporation.

The backlog at December 31, 1998 was $95,665,000 compared to $67,435,000 at December 31, 1997, restated for acquisitions. This represents a 41.9% increase over 1997. The increase was principally attributed to increased asphalt plant and aggregate processing orders. The Company is unable to determine whether this increase in backlog was experienced by the industry as a whole or whether it reflects an increase of market share.

Hot-mix Asphalt Plant and Related Heat Transfer Equipment
Segment: This segment had increased sales of $30,271,000 in 1998, a 22.8% increase over 1997. Segment profit also increased $7,455,000, or 52.8%, over 1997. The primary reason for the increases was a strong economy accompanied by the expected impact of TEA-21 legislation effective October, 1998. International sales in this segment increased by 26.0% in 1998 over 1997.

Aggregate Processing Segment: The 1998 sales in this segment increased $57,343,000, or 103.6%, over 1997, primarily due to the acquisition of Kolberg-Pioneer, Inc. and Johnson Crushers International, Inc. Segment profit increased $6,073,000, or 88.2%, over 1997. The growth due to acquisitions for 1998 over 1997 was approximately 35%. International sales in this segment decreased approximately 12.1%

Mobile Construction Equipment Segment: The 1998 sales in this segment increased $11,830,000, or 24.4% over 1997. Segment profit also increased $3,369,000, a 51.7% increase over 1997. The primary increase in sales results from an increase in sales of our patented material transfer vehicle, the Shuttle Buggy. International sales increased 6.7%. The increase in profit was primarily a result of increased volume coupled with gross margin improvement.


Liquidity and Capital

During 1999, the Company continued to maintain a strong financial position, funding capital projects and working capital needs principally with cash provided by operations, while utilizing low interest rate industrial revenue bonds and bank borrowings to fund business combinations. At December 31, 1999, working capital totaled $127,569,000 compared to $81,865,000 at December 31, 1998. The working capital increase was primarily the result of increased fourth quarter sales that led to a $19,341,000 increase in trade receivables net of customer deposits and a $28,113,000 increase in inventories. $30,000,000 of the increase in working capital was the result of the three acquisitions completed in August through November.

The Company has an unsecured $90,000,000 revolving credit loan agreement with Bank One, NA which expires on November 22, 2002. At December 31, 1999, the Company was utilizing $47,370,000 of the amount available under the credit facility for borrowing and an additional $20,026,000 to support outstanding letters of credit (primarily for industrial revenue bond issues). Principal covenants under the loan agreement include (i) the maintenance of minimum levels of net worth and compliance with minimum net worth, leverage and interest coverage ratios, (ii) a limitation on capital expenditures and rental expense, (iii) a prohibition against the payment of dividends, and (iv) a prohibition on large acquisitions except upon the consent of the lenders. The Company was in compliance with all financial covenants related to the credit facility at December 31, 1999.

The Company initiated two term loans in connection with the 1999 acquisitions. On August 13, 1999 and October 29, 1999, the Company borrowed $15,000,000 and $20,000,000, respectively, from Bank One, NA. The Company is in the process of merging these term loans into the revolving credit loan agreement.

 MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

The revolving credit facility with Bank One, NA provides for a segregated portion of up to $40,000,000 for use by the Company's captive finance subsidiary, Astec Financial Services ("AFS"). Advances under this portion of the loan agreement are limited to the "Eligible Receivables" of AFS as defined in the loan agreement. At December 31, 1999, AFS borrowings represented $16,870,000 of the total $47,370,000 outstanding under the loan agreement.

The Company considers the unused portion of its revolving credit facility with Bank One, NA, coupled with cash expected to be generated by operations, adequate to meet its foreseeable funding needs, including planned 2000 capital expenditures (excluding those for equipment leased to others) of approximately $19,100,000. Capital expenditures (excluding those for equipment leased to others) were $28,385,000 in 1999 and $18,465,000 in 1998.

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

Goodwill

At December 31, 1999, goodwill totals $36,300,000, which is
21.7% of shareholders' equity and 10.3% of total assets.

Impact of Year 2000

In prior years, the Company discussed the potential impact of Year 2000 issues and the nature and progress of its plans to become Year 2000 compliant. In late 1999, the Company completed remediation and testing of its systems, including systems of recently acquired companies. In addition, various measures were taken to notify and assist customers to become Year 2000 compliant and the Company queried its significant suppliers and other external agents (no external agents share information systems with the Company) as to their readiness for the Year 2000. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission-critical information technology and non-information technology systems and believes those systems responded successfully to the Year 2000 issues, either with its products, its internal systems or the products and services of third parties.

The total expensed by the Company's Year 2000 project during 1999 was approximately $200,000 and was funded by the revolving credit line and through operating cash flows. The Company did not develop a fully documented contingency plan in the event it did not complete all phases of the Year 2000 project, but it did develop documented prudent preventive measures that could have been undertaken to secure operational capabilities in case of system failure. Those measures included identifying secondary sources for raw materials, goods and services; identifying alternate manufacturing routing methods; stocking additional critical raw materials; printing of paper documents and reports as reference tools; and performing disaster recovery testing for potential power interruptions or machine failures. For the near-term, the Company intends to keep in place these preventive measures mainly for external factors beyond the Company's immediate control which could impact operations.

The Company designates each of the statements made by it in this section entitled Impact of Year 2000 as a Year 2000
Readiness Disclosure. Such statements are made pursuant to the Year 2000 Information and Readiness Disclosure Act.

CONSOLIDATED BALANCE SHEETS
                                                December 31,
Assets                                    1999               1998
Current assets:
Cash and cash equivalents Note 1        $  3,725,070       $  5,352,739
Trade receivables less allowance for
  doubtful accounts of $1,966,000 in
  1999 and $1,460,000 in 1998             60,093,938         44,922,366
Finance receivables Note 13                9,631,998          6,189,285
Notes and other receivables               11,639,809          1,315,650
Inventories Notes 1, 3                   104,841,923         76,728,969
Prepaid expenses                           4,308,596          2,717,896
Refundable income taxes                    1,858,886          1,168,056
Deferred tax asset Note 8                  6,931,749          6,424,860
Other current assets                         319,358              7,303
Total current assets                     203,351,327        144,827,124
Property and equipment, net Note 4       109,388,156         81,142,117
Other assets:
Goodwill                                  36,299,808         12,511,530
Finance receivables Note 13                4,273,936          7,120,082
Notes receivable                             493,352          1,054,987
Other                                      1,630,452          1,664,436
Total other assets                        42,697,548         22,351,035
Total assets                            $355,437,031       $248,320,276

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of
  long-term debt Note 6                $     595,635       $    646,060
Accounts payable                          36,430,028         27,418,287
Customer deposits                          7,040,785         11,210,413
Accrued product warranty                   4,075,358          3,624,252
Accrued payroll and related liabilities   14,579,479         11,516,286
Liabilities related to
  abandoned subsidiary                                          125,000
Other accrued liabilities                 13,061,524          8,421,594
  Total current liabilities               75,782,809         62,961,892
Long-term debt, less current
  maturities Note 6                      102,685,470         47,220,000
Deferred tax liability Note 8              5,495,869          3,091,469
Deferred retirement costs Note 7           1,332,746            970,866
Other                                      2,882,561          1,415,095
Total liabilities                        188,179,455        115,659,322
Shareholders' equity: Notes 1, 10
Preferred stock - authorized
  4,000,000 shares of    $1.00 par
  value; none issued
Common stock - authorized
  40,000,000 shares of $.20 par
  value; issued and outstanding -
  19,121,062 in 1999 and
  18,967,232 in 1998                       3,824,227           3,793,446
Additional paid-in capital                46,918,852          44,332,177
Accumulated other comprehensive
  income Note 1                              266,888
Retained earnings                        116,247,609          84,535,331
Total shareholders' equity               167,257,576         132,660,954
Total liabilities and shareholders'
  equity                                $355,437,031        $248,320,276



See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
                                            Year Ended December 31,
                               1999            1998            1997
Net sales                      $449,627,457    $363,945,191    $265,365,312
Cost of sales                   335,471,243     272,040,941     200,872,181
Gross profit                    114,156,214      91,904,250      64,493,131
Selling, general and
   administrative expenses       56,279,937      46,796,409      36,124,728
Research and development
   expenses                       5,355,736       4,681,019       3,706,909
Income from operations           52,520,541      40,426,822      24,661,494
Other income (expense):
  Interest expense               (4,253,219)     (2,708,981)     (2,397,902)
  Interest income                 1,136,777         101,208         259,388
Other income - net                2,121,228       1,668,869         347,253
Equity in income of
   joint venture                      6,096          74,578          96,158
Income before income taxes       51,531,423      39,562,496      22,966,391
Income taxes Note 8              19,819,145      15,126,381       9,156,977
Net income                      $31,712,278     $24,436,115     $13,809,414

Earnings per Common Share

Net income:
   Basic                              $1.66           $1.30            $.72
   Diluted                             1.59            1.26             .71
Weighted average number of
common shares outstanding: Note 1
   Basic                         19,064,516       18,799,063     19,111,880
   Diluted                       19,930,376       19,441,184     19,452,192

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 1999, 1998 and 1997.

                                                                           Accumulated
                                              Additional                   Other          Total
                       Common Stock           Pain-in       Retained       Comprehensive  Sharholders'
                    Shares       Amount       Capital       Earnings       Income         Equity

Balance

December 31, 1996   20,074,398   $4,014,880   $49,218,215   $46,289,802   ($   127,150)   $ 99,395,747

Net income                                                   13,809,414                     13,809,414

Other comprehensive income
  Minimum pension
  liability adjustment                                                         127,150         127,150

Comprehensive income                                                                        13,936,564

Exercise of stock
  options, including
  tax benefit           20,000       4,000         60,975                                       64,975

Repurchase and
  retirement of
  common stock      (1,453,238)   (290,648)    (7,491,656)                                  (7,782,304)

Balance
December 31, 1997   18,641,160   3,728,232     41,787,534    60,099,216                    105,614,982

Net and
  comprehensive
  income                                                      24,436,115                    24,436,115

Exercise of stock
  options,
  including tax
  benefit              326,072      65,214      2,544,643                                    2,609,857

Balance
December 31, 1998   18,967,232   3,793,446     44,332,177    84,535,331                    132,660,954

Net income                                                   31,712,278                     31,712,278

Other comprehensive income
Foreign currency
  translation
  adjustment                                                                  266,888          266,888

Comprehensive income                                                                        31,979,166

Exercise of
  stock options,
  including tax
  benefit              139,609      27,922      2,189,534                                    2,217,456

Stock issued in
  business
  combination           14,296       2,859        397,141                                      400,000

Balance
December 31, 1999   19,121,137  $3,824,227    $46,918,852    $116,247,609    $266,888     $167,257,576

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          Year Ended December 31,
                                    1999           1998           1997
Cash Flows from Operating Activities

Net income                          $31,712,278    $24,436,115    $13,809,414
Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
   Depreciation and amortization    11,695,862       8,129,585      6,944,918
   Provision for doubtful accounts     425,557       1,092,185        272,578
   Provision for inventory reserves  1,265,120       1,289,740        418,906
   Provision for warranty            1,466,176       4,048,899      2,811,009
   (Gain) loss on sale of fixed
      assets                          (146,268)       (341,575)       747,112
   (Gain) loss on sale of equipment
      on operating lease              (969,845)       (956,271)      (505,473)
   (Gain) on sale of finance
      receivables                     (215,730)       (278,824)      (158,043)
   Equity in (income) loss of
      joint venture                     (6,096)        (74,578)       (96,158)
(Increase) decrease in:
   Receivables                      (6,011,492)    (11,352,173)     1,005,946
   Inventories                     (11,136,071)     (3,717,271)    (1,833,029)
   Prepaid expenses                 (1,683,262)       (703,735)        (2,010)
   Deferred tax asset                1,229,527        (723,156)       209,978
   Other assets                        135,646        (444,725)       261,094
Increase (decrease) in:
   Accounts payable                  2,025,578       2,664,949      3,867,396
   Customer deposits                (4,171,065)      4,094,466      4,285,052
   Accrued product warranty         (2,090,771)     (3,828,493)    (2,143,242)
   Income taxes payable               (329,480)       (817,515)     2,880,447
   Other accrued liabilities         4,380,802       5,977,639      1,885,445

Net cash provided by
   operating activities             27,576,466      28,495,262     34,661,340

Cash Flows from Investing Activities

Proceeds from sale of property
   and equipment - net                 266,601         992,841        459,025
Expenditures for property
   and equipment                   (28,384,787)    (18,465,257)    (9,043,675)
Proceeds from sale of equipment
   on operating lease               29,748,064      22,609,684     15,400,539
Expenditures for equipment
   on operating lease              (25,216,820)    (28,015,599)   (16,295,790)
Additions to finance receivables
                                   (37,820,908)    (18,398,321)   (13,480,827)
Collections of finance
   receivables                         390,450         365,514      1,349,934
Proceeds from sale of
   finance receivables              28,093,482       9,820,384     12,769,861
Additions to notes receivable       (1,421,804)        (12,386)      (116,536)
Repayments on notes receivable         898,811         229,454        758,076
Cash payments in connection
   with business combinations,
   net of cash acquired            (52,448,406)     (8,506,458)   (22,383,071)

Net cash (used) by
   investing activities            (85,895,317)    (39,380,144)   (30,582,464)

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                    Year Ended December 31,
                                  1999            1998             1997
Cash Flows from Financing Activities

Repurchase and retirement
   of common stock                                               $(7,782,304)
Proceeds from issuance
   of common stock               $ 1,364,275      $1,350,510          64,975
Net borrowings under
   revolving credit loan          55,788,775       3,290,000       9,908,000
Principal repayments of
  industrial bonds, loans
  and notes payable                 (503,057)       (614,183)     (6,725,737)
Proceeds from debt
   and notes payable                  41,189       9,285,000

Net cash provided (used) by
   financing activities           56,691,182      13,311,327      (4,535,066)

Increase (decrease) in cash
   and cash equivalents           (1,627,669)      2,426,445        (456,190)
Cash and cash equivalents,
   beginning of period             5,352,739       2,926,294       3,382,484

Cash and cash equivalents
   end of period                  $3,725,070      $5,352,739      $2,926,294


Supplemental Cash Flow Information

Cash paid during the year for:

  Interest                       $ 4,425,526     $ 2,778,422      $2,369,389
  Income taxes                   $20,472,411     $16,545,127      $8,142,405

Tax benefits related to
  stock options:

  Refundable income taxes        $   856,000     $ 1,159,925
  Deferred tax asset                                  99,422
  Additional paid-in capital        (856,000)     (1,259,347)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 1999, 1998, and 1997.

1. Summary of Significant Accounting Policies

Basis of Presentation - The consolidated financial statements include the accounts of Astec Industries, Inc. and its subsidiaries. The Company's wholly-owned subsidiaries at December 31, 1999 are as follows:

American Augers, Inc.                    Johnson Crushers International, Inc.
Astec, Inc.                              Kolberg-Pioneer, Inc.
Astec Financial Services, Inc.           Production Engineered Products, Inc.
Breaker Technology, Inc.                 Roadtec, Inc.
Breaker Technology Ltd.                  Superior Industries of Morris, Inc.
CEI Enterprises, Inc.                    Telsmith, Inc.
Heatec, Inc.                             Trencor, Inc.

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

Goodwill - Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill amounts are being amortized using the straight-line method over 20 years. Accumulated amortization balances netted against goodwill were $3,071,000 and $1,898,000 at December 31, 1999 and 1998, respectively.

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

Advertising Expense - The cost of advertising is expensed as incurred. The Company incurred $3,964,000, $3,052,000, and $2,054,000 in advertising costs during 1999, 1998 and 1997, respectively.

Stock Based Compensation - The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for employee stock options in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and, accordingly, recognizes no compensation expense for the stock option grants. The Company adopted SFAS No. 123, Accounting for Stock-based Compensation, in 1996 and is utilizing the disclosure only option permitted by the statement for employee stock options. See Note 10.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock - On December 10, 1998, the Board of Directors declared a two-for-one split of the Company's common stock, effected in the form of a stock dividend payable on January 18, 1999, to stockholders of record on December 31, 1998. All agreements concerning stock options and other commitments payable in shares of the Company's common stock provide for the issuance of additional shares due to the declaration of the stock split. This stock split has been reflected in the Consolidated Statements of Shareholders' Equity at December 31, 1996. All references to number of shares, except shares authorized, and to per share information in the accompanying consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

Earnings Per Share - Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share.
Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities.

The following table sets forth the computation of basic and
diluted earnings per share:
                                            Year Ended December 31,
                               1999             1998              1997
Numerator:
  Net income                   $31,712,278      $24,436,115       $13,809,414
Denominator:
  Denominator for basic
    earnings per share          19,064,516       18,799,063        19,111,880
  Effect of dilutive securities:
    Employee stock options         865,860          642,121           340,312

Denominator for diluted
  earnings per share            19,930,376       19,441,184        19,452,192

Earnings per common share:
  Basic                              $1.66            $1.30              $.72
  Diluted                            $1.59            $1.26              $.71

Comprehensive Income - In 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes a foreign currency translation adjustment, and is included as a component of shareholders' equity.

Segment Information - Effective December 31, 1998, the Company adopted SFAS No. 131, Disclosures About Segments of an
Enterprise and Related Information. The statement generally requires that companies report segment information for operating segments which are revenue producing components for which separate financial information is produced internally.

Pensions and Other Post-retirement Benefit Plans - Effective December 31, 1998, the Company adopted SFAS No. 132, Employers' Disclosures About Pensions and Other Post-retirement Benefits. The statement standardizes the disclosure requirements for pension and other post-retirement benefits, but does not change the measurement or recognition of the related benefit obligations, plan assets, or periodic benefit costs.

Derivatives and Hedging Activities - In June 1998, the
Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was required to be adopted in years beginning after June 15, 1999. This statement was amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133, which postponed the effective date to years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on the Company's earnings or financial position.

Reclassifications - Certain amounts for 1998 and 1997 have been reclassified to conform with the 1999 presentation.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Business Combinations

The Company's acquisitions have been accounted for using the purchase method of accounting, and accordingly the operating results of the acquired businesses are included in the Company's consolidated financial statements from the respective acquisition dates. The assets and liabilities are included based on an allocation of the purchase price. That portion of the purchase price in excess of the fair market value of the assets acquired is recorded as goodwill and is being amortized using the straight-line method over 20 years.

On December 2, 1997, the Company acquired certain assets and liabilities of the Construction Equipment Division of Portec, Inc. for $19,978,000 in cash and renamed the business Kolberg-Pioneer, Inc. ("KPI"). The purchase was initially financed under the Company's revolving credit agreement but was partially refinanced in 1998 using industrial revenue bonds. In connection with the acquisition, the Company and KPI entered into an equipment lease with Bank One, NA under which the Company and KPI lease machinery and equipment. The terms of the equipment leases range from 36 to 84 months, with total monthly lease payments of approximately $69,000. These are included in the lease commitments in Note 5.

On November 1, 1998, the Company acquired substantially all of the assets and liabilities of Johnson Crushers International, Inc. ("JCI") for $8,000,000 in cash. The terms of the JCI acquisition agreement provide for additional consideration to be paid to the former shareholders if JCI's results of operations exceed certain targeted levels for 1999, 2000 and 2001. Such consideration is payable, at the Company's option, in cash or up to 50% in the Company's common stock, and will be recorded as additional purchase price when the amount is determinable. The maximum amount of contingent consideration to be paid is $6,660,000.

On August 13, 1999, the Company acquired substantially all of the assets of Teledyne Specialty Equipment's Construction and Mining business unit from Allegheny Teledyne Inc. for approximately $18,900,000 in cash. The acquired business unit, having operations in both the United States and Canada, operates as Breaker Technology, Inc. in the U.S. and as Breaker Technology Ltd. in Canada ("BTI"). On October 29,
1999 the Company purchased the operating assets and liabilities of American Augers, Inc. for approximately $15,500,000 in cash and repayment of approximately $6,200,000 of debt. On November 1, 1999 the Company acquired the operating assets and liabilities of Superior Industries of Morris, Inc. ("Superior") for $17,000,000 in cash.

A summary of the net assets acquired is as follows:
                             AMERICAN
                 BTI         AUGERS       SUPERIOR     JCI         KPI
Current assets   $12,218,333 $10,826,332  $6,446,529   $5,138,492  $16,530,866
Property, plant
  and equipment    1,847,523   2,950,450   9,256,214    1,796,739    4,714,500
Other assets                     573,505     109,038                 1,035,735
Current
  liabilities     (6,159,326) (5,796,498) (1,865,435)  (3,743,685)  (5,032,911)
Other
  liabilities                 (6,208,004) (1,189,218)      (5,894)    (492,000)
Goodwill          11,025,239  11,700,858   2,548,938    4,814,348    3,221,736
Net assets
  acquired
   excluding cash 18,931,769  14,046,643  15,306,066    8,000,000   19,977,926
Cash                       0   1,445,543   1,693,934            0          250
Net assets
   acquired      $18,931,769 $15,492,186 $17,000,000  $ 8,000,000  $19,978,176

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions discussed above had occurred at the beginning of the year immediately preceding the year of acquisition. The unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as goodwill amortization expense and interest expense on acquisition debt. They do not purport to be indicative of the results that would have occurred had the acquisitions taken place at the beginning of the periods presented or of results which may occur in the future.

                                          Year Ended December 31,
                            1999             1998            1997

Net sales                     $521,756,000   $506,493,000    $ 314,314,000
Income from operations          60,651,000     56,160,000       28,142,000
Net income                      34,422,000     30,000,000       14,609,000
Per common share outstanding:
   Basic                             $1.80          $1.60             $.76
   Diluted                           $1.73          $1.54             $.75

3. Inventories

Inventories consisted of the following:
                                             December 31,
                                        1999            1998
Raw materials and parts                 $45,640,440     $35,275,208
Work-in-process                          15,884,177      18,138,057
Finished goods                           31,606,965      15,807,998
Used equipment                           11,710,341       7,507,706
Total                                  $104,841,923     $76,728,969

4. Property and Equipment

Property and equipment consisted of the following:
                                                December 31,
                                       1999              1998
Land, land improvements and buildings  $62,976,860       $48,436,468
Equipment                               87,918,504        61,370,775
Less accumulated depreciation          (44,012,938)      (36,460,807)
Land, buildings and equipment - net    106,882,426        73,346,436
Rental property:
Equipment                                2,996,026         8,439,708
Less accumulated depreciation             (490,296)         (644,027)
Rental property - net                    2,505,730         7,795,681
Total                                 $109,388,156       $81,142,117

Depreciation expense was approximately $10,664,000, $7,577,000 and $5,608,000 for the years ended December 31, 1999, 1998 and 1997, respectively.


5. Leases

The Company leases certain land, buildings and equipment which are used in its operations. Total rental expense charged to operations under operating leases was approximately $3,329,000, $2,597,000, and $1,569,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Minimum rental commitments for all noncancelable operating leases at December 31, 1999 are as follows:

  2000              $2,999,426
  2001               2,482,667
  2002               1,079,801
  2003                 538,903
  2004                 255,020
  Thereafter                 -

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also leases equipment to customers under contracts generally ranging from two months to forty-eight months. Rental income under such leases was $2,467,000, $1,994,000 and $1,181,000 for the years ended December 31,
1999, 1998 and 1997, respectively.

Minimum rental payments to be received for equipment leased to others at December 31, 1999 are as follows:

 2000      $389,921            2003         $255,521
 2001       255,521            2004          215,328
 2002       255,521            Thereafter    244,540

6. Long-term Debt

Long-term debt consisted of the following:
                                                       December 31,
                                                1999              1998
Revolving credit loan of $90,000,000
 at December 31, 1999, available through
 November 22, 2002, at interest rates
 from 6.31% to 8.25% at December 31,
 1999, and at interest rates from 5.75%
 to 7.25% at December 31, 1998                  $47,369,835       $26,520,000

Industrial Development Revenue Bonds
 payable in annual installments through
 2006 at weekly negotiated interest rates         3,500,000         4,000,000

Industrial Development Revenue Bonds due
 in 2019 at weekly negotiated interest rates      8,000,000         8,000,000

Industrial Development Revenue Bonds due
 in 2028 at weekly negotiated interest rates      9,200,000         9,200,000

Term loan dated August 13, 1999 at the corporate
 base rate or 1.25% plus the Eurodollar rate
 due on January 2, 2001                          15,000,000

Term loan dated October 29, 1999 at the
 Corporate base rate or 1.25% plus the
 Eurodollar rate due on January 2, 2001          20,000,000

Other current notes payable                         211,270           146,060

Total long-term debt                            103,281,105        47,866,060

Less current maturities                             595,635           646,060

Long-term debt less
 current maturities                            $102,685,470      $ 47,220,000

The Company has an unsecured $90,000,000 revolving line of credit with Bank One, NA. The agreement contains borrowing sub-limits which allow the Company and its subsidiary, Astec Financial Services, Inc., to borrow up to $70,000,000 and $40,000,000 respectively, not to exceed the total commitment amount. Advances under Astec Financial's sub-limit are limited to eligible receivables as defined in the agreement. Amounts outstanding under the agreement bear interest, at the Company's option, at a rate from .25% below prime to prime plus .50%, or from .75% to 2.00% above the London Interbank Offering Rate. The interest rate applied to borrowings is based upon a leverage ratio, calculated quarterly, as defined by the credit agreement. The credit agreement contains certain restrictive covenants relative to operating ratios and capital expenditures and also restricts the payment of dividends. The Company was in compliance with all financial covenants related to the above loan agreement at December 31, 1999.

The aggregate of all maturities of long-term debt in each of the next five years is as follows:

    2000        $   595,635        2003         $   511,779
    2001         35,524,365        2004             510,635
    2002         47,894,200        Thereafter    18,244,491


For 1999, the weighted average interest rate on short-term borrowings, which includes current maturities of Industrial Revenue Bonds, was 6.1%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following provides information regarding benefit obligations, plan assets and the funded status of the plans:

                             Pension Benefits            Other Benefits
                          1999           1998        1999           1998
Change in benefit obligation
Benefit obligation at
   beginning of year      $6,948,91      $9,571,211  $1,463,502     $1,270,785
Service cost                329,864         315,111      80,326         74,681
Interest cost               449,209         647,654      82,311         87,419
Actuarial gain/loss      (1,077,018)        386,433    (200,982)        24,506
Participant contributions      -               -        125,109         74,542
Benefits paid              (343,021)       (582,080)   (159,299)       (68,431)
Effect of termination          -         (3,389,415)       -              -

Benefit obligation at
   end of year           $6,307,948      $6,948,914  $1,390,967     $1,463,502

Change in plan assets
Fair value of plan assets
   at beginning of year   6,607,594       9,394,007        -              -
Actual return on
   plan assets              727,585         629,415        -              -
Benefits paid              (343,021)       (582,080)       -              -
Effect of termination          -         (2,833,798)       -              -
Fair value of plan assets
   at end of year       $ 6,992,158     $ 6,607,544        -              -
Funded status
   (underfunded)            684,210        (341,320)  (1,390,967)   (1,463,502)
Unrecognized net actuarial
   (gain) loss             (897,149)        315,446      271,160       492,636
Prepaid (accrued)
   benefit cost           $(212,939)       $(25,874) $(1,119,807)    $(970,866)

Weighted-average assumptions as of December 31
Discount rate                  6.75%           6.75%        7.42%         6.75%
Expected return on
   plan assets                 9.00%           9.00%       -             -
Rate of compensation increase  4.00%           4.00%       -             -

The weighted average annual assumed rate of increase in per capita health care costs is 7.7% for 2000 and is assumed to decrease gradually to 7.0% for 2003 and remain at that level thereafter. A 1% increase or decrease in the medical inflation rate would not have a significant effect on either the benefit obligation or the aggregate service and interest cost components of net periodic benefit cost.

Net periodic benefit cost for 1999, 1998 and 1997 included the following components:

                         Pension Benefit               Other Benefits
                   1999       1998      1997        1999      1998      1997
Components of net periodic benefit cost

Service cost       $329,864   $315,111  $ 15,382    $80,326   $74,681   $56,468
Interest cost       449,209    647,654   222,812     82,311    87,419    55,241
Expected return on plan assets
                   (592,008)  (797,619) (226,050)      -         -         -
Amortization of
  prior service
  cost                 -        19,614    19,614       -         -         -
Amortization of
  transition
  obligation           -          -         -        33,700    33,700    33,700
Recognized net
  actuarial (gain)
  loss                  -         -         -       (11,180)     (205)   (1,473)
Curtailment/
  settlement loss       -     1,136,000     -          -         -         -
Net periodic
  benefit cost     $187,065  $1,320,760  $31,758   $185,157  $195,595  $143,936

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Income Taxes

For financial reporting purposes, income before income taxes includes the following components:

                                    Year Ended December 31,
                             1999              1998             1997
United States                $51,836,482       $39,318,695      $22,738,605
Foreign                         (305,059)          243,801          227,786
Income before income taxes   $51,531,423       $39,562,496      $22,966,391

The provision for income taxes consisted of the following:

                                    Year Ended December 31,
                             1999              1998             1997
Current                      $19,188,853       $15,849,539      $9,264,743
Deferred provision (benefit)     630,292          (723,158)       (107,766)
Total provision for
  income taxes               $19,819,145       $15,126,381      $9,156,977

A reconciliation of the provision for income taxes at the statutory Federal rate to the amount provided is as follows:

                                              Year Ended December 31,
                             1999             1998              1997
Tax at statutory rates       $18,035,999      $13,846,874       $8,038,237
Benefit from foreign
   sales corporation            (241,012)        (620,000)        (360,000)
State taxes, net of federal
   income tax benefit          1,578,250        1,377,000          912,000
Income taxes of other
  countries                       (4,000)          11,000           38,000
Other items                      449,908          511,507          528,740
Income taxes                 $19,819,145      $15,126,381       $9,156,977

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

At December 31, 1999, the Company had deferred tax assets of approximately $8,055,600, and deferred tax liabilities of approximately $6,619,600, related to temporary differences and tax loss carryforwards.
Significant components of the Company's deferred tax liabilities and assets are as follows:
                                       Year Ended December 31,
                                      1999                1998
Deferred tax assets:
   Inventory reserves                 $2,253,400          $1,444,700
   Warranty reserves                   1,262,100           1,250,600
   Bad debt reserves                     781,200             524,400
   Other accrued expenses              3,758,900           3,889,500
   Other credit carryforwards                                159,300
Total deferred tax assets              8,055,600           7,268,500
Deferred tax liabilities:
   Property and equipment              6,024,200           3,879,800
   Other                                 595,400              55,300
Total deferred tax liabilities         6,619,600           3,935,100
Net deferred tax asset                $1,436,000          $3,333,400

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Contingencies

Management has reviewed all claims and lawsuits and, upon the advice of counsel, has made adequate provision for any estimable losses. However, the Company is unable to predict the ultimate outcome of the outstanding claims and lawsuits.

Certain customers have financed purchases of the Company's products through arrangements in which the Company is contingently liable for customer debt aggregating approximately $11,776,000 and $1,271,000 at December 31, 1999 and 1998,
respectively. These obligations average five years in duration and have minimal risk. Astec Financial Services, Inc. sold both finance and operating leases with limited recourse, generally not exceeding 15% of the purchase price, subject to elimination of recourse responsibilities through remarketing of equipment.

Other - The Company is contingently liable under letters of credit of approximately $20,025,555 primarily related to Industrial Revenue Bonds.

10. Shareholders' Equity

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

Under terms of the Company's stock option plans, officers and certain other employees may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. The Company has reserved shares of common stock for exercise of outstanding non-qualified options and incentive options of officers and employees of the Company and its subsidiaries at prices determined by the Board of Directors. The shares reserved under the various stock option plans are as follows: (1) 1992 Stock Option Plan - 49,600, (2) 1998 Long-term Incentive Plan - 1,726,339 and (3) Executive Officer Annual Bonus Equity Election Plan - 292,772.

In addition, a Non-employee Directors Stock Incentive Plan has been established to allow non-employee directors to have a personal financial stake in the Company through an ownership interest. Directors may elect to receive their compensation in common stock, deferred stock or stock options. Options granted under the Non-employee Directors Stock Incentive Plan and the Executive Officer Annual Bonus Equity Election Plan vest and become fully exercisable immediately. All other options outstanding vest over 12 months. All stock options have a ten-year term.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1998, and 1999, respectively; risk-free interest rates of 5.78%, 4.70% and 5.58%; volatility factors of the expected market price of the Company's common stock of .281,
 .329 and .381; and a weighted-average expected life of the option of four years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models required the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               1999            1998            1997
Pro forma net income           $30,466,266     $23,179,000     $13,782,000
Pro forma earnings per share:
  Basic                        $      1.59     $      1.23     $       .72
  Diluted                      $      1.53     $      1.19     $       .71

 A summary of the Company's stock option activity and related information for the years ended December 31, 1999, 1998 and 1997 follows:

                               Year Ended December 31,
                         1999                199                   1997

                         Weighted              Weighted              Weighted
                         Avg.                  Avg.                  Avg.
                         Exercise              Exercise              Exercise
              Options    Price      Options    Price      Options    Price
Options
   outstanding,
   beginning
   of year    1,389,800  $10.91     1,052,000  $ 4.64      1,098,000  $4.62
Options
   granted      620,161  $29.74       663,800  $17.53         20,000  $4.57
Options
   forfeited      3,895  $29.59                               46,000  $4.70
Options
   exercised    139,336  $ 9.77       326,000  $ 4.31         20,000  $3.25
Options
   outstanding,
   end of
   year       1,866,730  $16.29     1,389,800  $10.87       1,052,000 $4.64


The weighted average fair value of options granted whose exercise price was equal to the market price of the stock on the grant date was $10.75, $5.71 and $2.07 for the years ended December 31, 1999, 1998 and 1997. The weighted average fair value of options granted whose exercise price exceeded the market price of the stock on the grant date was $12.04 and $8.36 for the years ended December 31, 1999 and 1998. The range of exercise prices for options outstanding and exercisable as of December 31, 1999 are as follows: 631,000 options from $0.69 to $7.43 and 629,764 options from $17.38 to $36.00. The remaining outstanding options become exercisable on March 9, 2000.

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


11. Financial Instruments

Credit Risk - The Company sells products to a wide variety of customers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. As of December 31, 1999, concentrations of credit risk with respect to receivables are limited due to the wide variety of customers.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swap Agreement - During 1998, the Company's captive finance subsidiary, Astec Financial Services, Inc. ("AFS"), entered into an interest rate swap agreement with a notional amount of $10,000,000 to fix interest rates on variable rate debt and reduce exposure to interest rate fluctuations. The swap agreement was effective for five years. During 1999, the counter party exercised the right to terminate the agreement. AFS received $400,000 related to the termination, which is being recognized over the remaining life of the agreement.

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

Aggregate Processing Equipment - This segment consists of six operating units that design, manufacture and market a complete line of rock crushers, feeders, conveyors, screens and washing equipment. The principal purchasers of these products are open mine and quarry operators.

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

Intersegment sales and transfers are valued at prices comparable to those for unrelated parties. For management purposes, the Company does not allocate Federal income taxes or corporate overhead (including interest expense related to the Company's revolving line of credit with Bank One, NA) to its business units.

Segment information for 1999

               Hot-mix       Aggregate     Mobile
               Asphalt       Processing    Construction
               Plants        Equipment     Equipment     All Others  Total

Revenues from
   external
   customers  $192,525,695  $155,199,535  $67,374,684   $34,527,543 $449,627,457
Intersegment
   revenues     11,232,452    10,883,366    1,265,153      (216,617)  23,164,354
Interest
  expense           57,447       683,404       93,875      3,418,493   4,253,219
Depreciation
   and
   amortization  4,153,143     3,049,886    1,274,471      3,218,362  11,695,862
Segment profit  25,449,090    18,198,871   11,200,103    (24,310,649) 30,537,415
Segment assets 150,032,995   184,015,782   43,619,752    290,843,992 668,512,521
Capital
   expenditures  8,962,862    10,883,070    3,442,706      7,591,052  30,879,690

Page                              A-19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment information for 1998

               Hot-mix     Aggregate     Mobile Asphalt
               Asphalt     Processing    Construction
               Plants      Equipment     Equipment     All Others   Total
Revenues from
 external
 customers   $163,234,857  $112,705,508  $60,324,759   $27,680,067  $363,945,191
Intersegment
 revenues      11,316,496     7,039,559      662,270     7,952,842    26,971,167
Interest
 expense           10,397       333,186       38,698     2,326,700     2,708,981
Depreciation
 and
 amortization   3,236,621     1,662,560    1,019,281     2,211,123     8,129,585
Segment profit 21,565,578    12,961,727    9,890,188   (18,799,821)   25,617,672
Segment
 assets       129,794,248   115,980,822   35,649,089   189,045,689   470,469,848
Capital
 expenditures  10,899,368     4,930,963    2,347,673     1,199,737    19,377,741


Segment information for 1997

             Hot-mix       Aggregate     Mobile Asphalt
             Asphalt       Processing    Construction
             Plants        Equipment     Equipment     All Others   Total
Revenues
 from
 external
 customers   $132,964,101  $55,362,319   $ 48,495,151  $28,543,741  $265,365,312
Intersegment
 revenues       8,808,916    1,536,222      1,491,976    3,476,457    15,313,571
Interest
 expense          130,788      251,376         56,142    1,959,596     2,397,902
Depreciation
 and
 amortization   2,819,408    1,038,511        834,845    2,252,154     6,944,918
Segment
 profit        14,110,492    6,888,381      6,520,863  (12,746,808)   14,772,928
Segment
 assets       101,877,245   86,902,667     27,909,735  155,226,915   371,916,562
Capital
 expenditures   3,361,074    1,797,757      1,515,724      589,854     7,264,409

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliations of the reportable segment totals for revenues, profit or loss, assets, interest expense, depreciation and amortization and capital expenditures to the Company's consolidated totals are as follows:

                                            Year Ended December 31,
                                1999           1998              1997
Revenues:
Total external revenues
   for reportable segments      $415,099,914   $336,265,124      $236,821,571
Intersegment revenues
   for reportable segments        18,791,541     19,018,325        15,313,571
Other revenues                    34,527,543     27,680,067        28,543,741
Elimination of
   intersegment revenues         (18,791,541)   (19,018,325)      (15,313,571)
Total consolidated revenues     $449,627,457   $363,945,191      $265,365,312

Profit:
Total profit for
  reportable segments            $54,848,064    $44,417,493       $27,519,736
Other profit (loss)              (24,310,649)   (18,799,821)      (12,746,808)
Equity in income of
   joint venture                       6,096         74,578            96,158
Elimination of
   intersegment profit             1,168,767     (1,256,135)       (1,059,672)
Total consolidated
   net income                    $31,712,278    $24,436,115       $13,809,414

Assets:
Total assets for
   reportable segments          $377,668,529   $281,424,159      $216,689,647
Other assets                     290,843,992    189,045,689       155,226,915
Elimination of intercompany
   profit in inventory
   and leased equipment           (1,241,297)    (2,410,064)         (592,475)
Elimination of intercompany
   receivables                  (172,653,814)  (118,730,950)     (101,660,138)
Elimination of investment
   in subsidiaries              (118,643,805)   (84,228,341)      (76,228,341)
Other eliminations               (21,433,081)   (16,780,222)       (1,192,509)
Total consolidated assets       $354,540,524   $249,163,951      $192,243,099

Interest expense:
Total interest expense
   for reportable segments          $834,726       $454,629          $438,306
Other interest expense             3,418,493      2,329,358         1,959,596
Total consolidated
   interest expense               $4,253,219     $2,783,987        $2,397,902

Depreciation and amortization:
Total depreciation and
   amortization for
   reportable segments            $8,477,500     $5,918,462        $4,692,764
Other depreciation and
   amortization                    3,218,362      2,211,123         2,252,154
Total consolidated depreciation
  and amortization               $11,695,862     $8,129,585        $6,944,918

Capital expenditures:
Total capital expenditures
   for reportable segments       $23,288,638    $18,178,004        $6,674,555
Other capital expenditures         7,591,052      1,199,737         2,515,144
Total consolidated capital expenditures
   (excluding those for equipment
   leased to others)             $30,879,690    $19,377,741        $9,189,699

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

International sales by domestic subsidiaries by major region
Were as follows:
                                     Year Ended December 31,
                        1999               1998             1997
Asia                    $2,814,288         $5,363,481       $2,820,044
Southeast Asia             808,771          2,214,930       11,397,733
Europe                   7,148,982          3,471,656        3,076,510
South America            4,280,998         20,712,903       10,000,648
Canada                  12,694,606         12,072,217        8,618,053
Australia                  962,743          1,467,738        4,298,554
Africa                   1,434,304          2,668,923          444,313
Central America          9,995,037         11,893,005        7,461,261
Middle East              1,080,697          6,164,493        5,224,857
West Indies              4,365,563          3,176,713        2,998,406
Other                      209,208            308,542        2,561,868
Total                  $45,795,197        $69,514,601      $58,902,247


13. Finance Receivables

Finance receivables are receivables of Astec Financial Services, Inc. Contractual maturities of outstanding receivables at December 31, 1999 were:

Amounts Due In
                        Financing
                        Leases          Notes           Total
  2000                  $5,529,580      $4,551,092      $10,080,672
  2001                     829,572       1,385,403        2,214,975
  2002                     562,280         906,726        1,469,006
  2003                     298,466         657,404          955,870
  2004                      45,679         118,355          164,034
  Thereafter                 7,613           6,758           14,371
                         7,273,170       7,625,738       14,898,928
  Less unearned income    (382,758)       (610,236)        (992,994)
  Total                 $6,890,412      $7,015,502      $13,905,934

Receivables may be paid prior to contractual maturity generally by payment of a prepayment penalty. At December 31, 1999, there were no impaired loans or leases. Recognition of income on finance receivables is suspended when management determines that collection of future income is not probable. Accrual is resumed if the receivable becomes contractually current and collection doubts are removed. Previously suspended income is recognized at that time.

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Astec Industries, Inc.


We have audited the accompanying consolidated balance sheets of Astec Industries, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astec Industries, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/S/ Ernst & Young LLP




Chattanooga, Tennessee
February 18, 2000

ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE (II)
VALUATION AND QUALIFYING ACCOUNTS FOR CONTINUING OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997





DESCRIPTION  BEGINNING    ADDITIONS    OTHER                          ENDING
             BALANCE      CHARGES TO   ADDITIONS       DEDUCTIONS     BALANCE
                          COSTS &
                          EXPENSES
December 31, 1999

Reserves deducted from assets to which they apply:
Allowance for
  doubtful
  accounts   $1,460,000   $425,557    $287,854 (3)     $207,160 (1)  $1,966,251

Reserve for
  inventory  $3,683,292   $1,265,120  $1,639,600 (3)   $1,456,837    $5,131,175

Other
Reserves:
  Product
    warranty $3,624,252  $1,466,176   $1,075,700 (3)   $2,090,770(2) $4,075,358



December 31, 1998:

Reserves deducted from assets to which they apply:
Allowance for
  doubtful
  accounts   $1,553,237  $1,092,185   $                $1,185,422(1) $1,460,000

Reserve for
  inventory  $4,328,170  $1,289,740   $                $1,934,618    $3,683,292

Other
Reserves:
 Product
   warranty  $3,206,372  $4,048,899   $                $3,631,019(2) $3,624,252


December 31, 1997:

Reserves deducted from assets to which they apply:
Allowance for
  doubtful
  accounts   $1,266,939  $272,578     $523,507(3)      $509,787(1)   $1,553,237

Reserve for
  inventory  $4,873,922  $418,906     $                $964,658      $4,328,170

Other
Reserves:
 Product
   warranty  $2,364,705  $2,811,009   $173,900 (3)     $2,143,242(2) $3,206,372


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

 ASTEC INDUSTRIES, INC.

 BY:/s/ J. Don Brock
 J. Don Brock, Chairman of the Board and President
   (Principal Executive Officer)

 BY:/s/ F. McKamy Hall
 F. McKamy Hall, Chief Financial Officer, Vice President and Treasurer (Principal Financial and Accounting Officer)

 Date:  March 13, 2000

 Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by a majority of the Board of Directors of the Registrant on the dates indicated:

 SIGNATURE TITLE DATE

/s/ J. Don Bro ck          Chairman of the Board              March 13, 2000
J. Don Brock               and President

/s/ Albert E. Guth         President, Astec Financial         March 13, 2000
Albert E. Guth             Services, Inc. and Director

/s/ W. Norman Smith        President - Astec, Inc.            March 13, 2000
W. Norman Smith            and Director

/s/ Robert G. Stafford     Group Vice President-Aggregates    March 13, 2000
Robert G. Stafford         and Director

/s/ E.D. Sloan             Director                           March 13, 2000
E. D. Sloan, Jr.

/s/ William B. Sansom      Director                           March 14, 2000
William B. Sansom

/s/ Ronald W. Dunmire      Director                           March 13, 2000
Ronald W. Dunmire

/s/ George C. Dillon       Director                           March 13, 2000
George C. Dillon

/s/ William D. Gehl        Director                           March 13, 2000
William D. Gehl

/s/ Daniel K. Frierson     Director                           March 13, 2000
Daniel K. Frierson

/s/ Robert Dressler        Director                           March 13, 2000
Robert Dressler




                                                 Commission File No. 0-14714

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                   EXHIBITS FILED WITH ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999



                              ASTEC INDUSTRIES, INC.
                                4101 Jerome Avenue
                           Chattanooga, Tennessee 37407


                             ASTEC INDUSTRIES, INC.
                                  FORM 10-K
                                INDEX TO EXHIBITS


Exhibit Number                     Description

Exhibit 10.14       Astec Industries, Inc. Non-Employee
                    Directors' Stock Incentive Plan.

Exhibit 10.16 First Amendment, dated October 30, 1998, to the Second Amended and Restated Credit Agreement dated
                    November 24, 1997, by and between the
                    Company and Astec Financial Services,
                    Inc. and The First National Bank of Chicago.

Exhibit 10.29 Stock Purchase Agreement, dated October 31, 1999, by and among American Augers, Inc. and Its
                    Shareholders and Astec Industries, Inc.

Exhibit 10.30 Stock Purchase Agreement, dated November 1, 1999, by and among SIMCO, LLC and the Superior Industries of Morris, Inc. Employee Stock Ownership
                    Plan and Astec Industries, Inc.

Exhibit 10.31 Amended and Restated Master Note in the amount of $15,000,000 dated December 29, 1999 by and between Astec Industries, Inc. and Bank One, NA.


Exhibit 10.32 Amended and Restated Master Note in the amount of $20,000,000 dated December 29, 1999 by and between Astec Industries, Inc. and Bank One, NA.

Exhibit 22          Subsidiaries of the registrant.

Exhibit 23          Consent of independent auditors.






                              EXHIBIT 10.14

Astec Industries, Inc. Non-Employee Directors' Stock Incentive Plan



March 3, 1998

ASTEC INDUSTRIES, INC.
1998 NON-EMPLOYEE DIRECTORS STOCK INCENTIVE PLAN


1. Purpose. The purpose of the Astec Industries, Inc. 1998 Non-Employee Directors Stock Incentive Plan is to attract, retain and compensate highly-qualified individuals who are not employees of Astec Industries, Inc.
or any of its subsidiaries or affiliates for service as members of the Board by providing them with an ownership interest in the Common Stock of the Company. The Company intends that the Plan will benefit the Company and its stockholders by allowing Non-Employee Directors to have a personal financial stake in the Company through an ownership interest in the Common Stock and will closely associate the interests of Non-Employee Directors with that of the Company's stockholders.

 2. Defined Terms. Unless the context clearly indicates otherwise, the following terms shall have the following meanings:

 "Annual Retainer" means the annual retainer payable by the Company to a Non-Employee Director for service as a director of the Company, as such amount may be changed from time to time.

 "Board" means the Board of Directors of the Company.

 "Company" means Astec Industries, Inc., a Tennessee corporation.

 "Committee" has the meaning assigned such term in Section 3.

 "Common Stock" means the common stock, par value $0.20 per share, of the Company.

 "Deferral Period" has the meaning set forth in Section 6(b) of the Plan.

 "Deferral Termination Date" has the meaning set forth in Section 6(b) of the Plan.

 "Deferred Grant Date" has the meaning set forth in Section 6(b) of the Plan.

 "Distributions" has the meaning set forth in Section 6(b) of the Plan.

 "Election Form" means a form approved by the Committee pursuant to which a Non-Employee Director elects a method of payment of Annual Retainer and whether payment will be deferred, as provided herein.

 "Exchange Act" means the Securities Exchange Act of 1934, as amended.

 "Fair Market Value", on any date, means (i) if the Common Stock is listed on a securities exchange or is traded over the Nasdaq National Market, the closing sales price on such exchange or over such system on such date or, in the absence of reported sales on such date, the closing sales price on the immediately preceding date on which sales were reported, or (ii) if the Common Stock is not listed on a securities exchange or traded over the Nasdaq National Market, the mean between the bid and offered prices as quoted by Nasdaq for such date, provided that if it is determined that the fair market value is not properly reflected by such Nasdaq quotations, Fair Market Value will be determined by such other method as the Committee determines in good faith to be reasonable.

 "Hardship" has the meaning set forth in Section 6(c) of the Plan.

 "Non-Employee Director" means a director of the Company who is not an employee of the Company or of any of its subsidiaries or affiliates.

 "Option" means an option to purchase Shares granted under Section 7.
  Options granted under the Plan are not incentive stock options within the meaning of Section 422 of the Internal Revenue Code.

 "Option Grant Date" means the date upon which an Option is granted to a Non-Employee Director pursuant to Section 7.

 "Option Notice" means a written notice, agreement or certificate with a Non-Employee Director from the Company evidencing an Option.

 "Optionee" means a Non-Employee Director of the Company to whom an Option has been granted or, in the event of such Non-Employee Director's death prior to the expiration of an Option, such Non-Employee Director's estate or other designated beneficiary.

 "Options Election Period" means the period designated by the Committee each year during which Non-Employee Directors may elect to receive Options as payment of some or all of their Annual Retainer. The Options Election Period shall end on or before December 31 of each year for the following Plan Year.

 "Participant" means any Non-Employee Director who is participating in the Plan.

 "Permitted Transferee" of an Optionee means (i) one or more of the following family members of the Optionee: spouse, former spouse, child (whether natural or adopted), stepchild, any other lineal descendent of the Optionee; (ii) a trust, partnership or other entity established and existing for the sole benefit of, or under the sole control of, one or more of the above family members of the Optionee, or (iii) any other transferee specifically approved by the Committee after taking into account any state or federal tax, securities or other laws applicable to transferable options.

 "Plan" means the Astec Industries, Inc. 1998 Non-
Employee Directors Stock Incentive Plan, as amended from time to time.

 "Plan Year" means the twelve-month period ending on December 31 of each year which, for purposes of the Plan, is the period for which Annual Retainers are earned.

 "Stock Grant Date" has the meaning set forth in Section 6(a) of the Plan.

 "Rule 16b-3" means Rule 16b-3, as amended from time to time, of the Securities and Exchange Commission as promulgated under the Exchange Act.

 "Securities Act" means the Securities Act of 1933, as amended.

 "Shares" means shares of Common Stock.

3. Administration. The Plan shall be administered by the Compensation Committee of the Board of Directors (the "Committee"). Subject to the provisions of the Plan, the Committee shall be authorized to interpret the Plan, to establish, amend and rescind any rules and regulations relating to the Plan, and to make all other determinations necessary or advisable for the administration of the Plan; provided, however, that the Committee shall have no discretion with respect to the eligibility or selection of Non-Employee Directors to receive awards under the Plan, the number of Shares subject to any such awards or the time at which any such awards are to be granted. The Committee's interpretation of the Plan, and all actions taken and determinations made by the Committee pursuant to the powers vested in it hereunder, shall be conclusive and binding upon all parties concerned including the Company, its stockholders and persons granted awards under the Plan. The Committee may appoint a plan administrator to carry out the ministerial functions of the Plan, but the administrator shall have no other authority or powers of the Committee. Notwithstanding the foregoing, the Board shall exercise any and all rights, duties and powers of the Committee under the Plan to the extent required by the applicable exemptive conditions of Rule 16b-3, as determined by the Board its sole discretion.

4. Shares Subject to Plan. The Shares issued under the Plan shall not exceed in the aggregate 25,000 Shares of Common Stock. Such Shares may be authorized and unissued Shares or treasury Shares.

5. Participants. All active Non-Employee Directors shall be eligible to participate in the Plan.

6. Stock Awards.

(a) Grant Dates and Formula for Grants.  Unless a Non-Employee
Director has elected pursuant to Section 7 to receive Options as payment of his or her Annual Retainer for such Plan Year or to defer receipt of Shares as provided in Section 6(b), Shares of Common Stock shall be automatically granted on the date that Annual Retainers are payable in any Plan Year (each such date is hereinafter referred to as a "Stock Grant Date") to each eligible Non-Employee Director commencing with the 1999 Stock Grant Date. The total number of Shares included in each grant under this Section 6(a) shall be determined by dividing the Annual Retainer amount by the Fair Market Value per Share on the Stock Grant Date. Fractions will be rounded to the next highest Share. The Shares or rights to which a Participant is entitled under this Section 6(a) shall be in lieu of the payment of his or her Annual Retainer in cash or Options.

(b) Deferral of Receipt of Shares.

 (i) Election to Defer. Each Participant will have the right to elect, pursuant to a written Election Form delivered to the Committee or the plan administrator prior to the commencement of each Plan Year, to defer the grant of the Shares that would otherwise be granted to the Participant during the next ensuing Plan Year until the earlier of (i) the Participant's termination of service as a director or (ii) another designated date at least three years after the date of such deferral election (in either case, the "Deferral Termination
Date"). Pursuant to this Election Form, the Participant will elect whether all of the deferred grant will be (a) granted within 30 days after the Deferral Termination Date or (b) granted in approximately equal annual installments of Shares over a period of two to ten years (as the Participant may elect) after the Deferral Termination Date, each such annual grant to be made within 30 days after the anniversary of the Deferral
Termination Date.  The deferral Election Form signed by the
Participant prior to the Plan Year will be irrevocable except in case of Hardship (as defined in Section 6(c)) as determined in good faith by the Board pursuant to Section 6(c). No Shares will be issued until the grant date(s) so deferred (the "Deferred Grant Date") at which time the Company agrees to issue the Shares to the Participant. The Participant will have no rights as a stockholder with respect to the deferred rights to Shares, and the rights to such Shares will be unsecured.

 (ii) Deferred Dividend Account. If any dividends or other rights or distributions of any kind ("Distributions") are distributed to holders of Common Stock during the period from the applicable Stock Grant Date until the Deferral Termination Date (the "Deferral Period") but prior to the Participant's termination of service, an amount equal to the cash value of such Distributions on their distribution date, as such value is determined by the Committee, will be credited to a deferred dividend account for the Participant as follows: the account will be credited with the right to receive Shares having a Fair Market Value as of the date of the Distribution equal to the cash value of the Distribution. The Company will issue Shares equal to the cumulative total of rights to Shares in such account within 30 days after the Participant's Deferral Termination Date.

If a Distribution is distributed to holders of Common Stock after the Participant's Deferral Termination Date but prior to the issuance in full of the deferred Shares, an amount equal to the cash value of such Distributions pertaining to any Shares still deferred shall be converted into Shares equivalent in value to the Distribution (based on the Fair Market Value as of the date of Distribution) and such Shares will be issued to the Participant as soon as practical after the date of the Distribution.

No right or interest in the deferred dividend account shall be subject to liability for the debts, contracts or engagements of the Participant or shall be subject to disposition by transfer, alienation, anticipation, pledge, encumbrance, assignment or any other means whether such disposition be voluntary or involuntary or by operation of law by judgment, levy, attachment, garnishment or any other legal or equitable proceedings (including bankruptcy), and any attempted disposition thereof shall be null and void and of no effect; provided, however, that nothing in this Section 6(b) shall prevent transfers by will or by the applicable laws of descent and distribution. The Committee will have the right to adopt other regulations and procedures to govern deferral of grants of Shares.

(c) Hardship. The Board may accelerate the distribution of all or a portion of a Participant's deferred grants of Shares on account of his or her Hardship, subject to the following requirements: (i) the value of such accelerated distribution shall not exceed the amount necessary to satisfy the Hardship, less the amount which can be satisfied from other resources which are reasonably available to the Participant, (ii) the denial of the Participant's request for a Hardship acceleration would result in severe financial hardship to the Participant, and (iii) the Participant has not received an accelerated distribution on account of Hardship within the 12-month period preceding the acceleration.

For purposes of this Plan, "Hardship" of a Participant, as determined by the Board in its discretion on the basis of all relevant facts and circumstances and in accordance with the following nondiscriminatory and objective standards uniformly interpreted and consistently applied, shall mean a severe financial hardship to the Participant resulting from a sudden and unexpected illness or accident of the Participant or of his or her dependent, loss of the Participant's property due to casualty, or other extraordinary and unforeseeable circumstances arising as a result of events beyond the control of the Participant. A financial need shall not constitute a Hardship unless it is for at least $1,000,000 or the entire value of the principal amount of the Participant's deferred grants.

 7. Stock Option Awards.

(a) Election to Receive Options. A Non-Employee Director may elect to defer 100% of his or her Annual Retainer by conversion to Options in accordance with this Section 7. A Non-Employee Director who wishes to receive his or her Annual Retainer for a Plan Year in the form of Options must irrevocably elect to do so during the Options Election Period for such Plan Year, by delivering a valid Election Form to the Committee or the plan administrator. A Non-Employee Director's participation in Section 7 of the Plan will be effective with respect to the Annual Retainer to be earned in the first Plan Year beginning after the Committee or the plan administrator receives the Non-Employee Director's Election Form.

(b) Irrevocable, Annual Election. Elections to receive Options as payment of Annual Retainer are irrevocable and shall be valid only for one Plan Year. New elections must be made for participation in Section 7 of the Plan for subsequent Plan Years.

(c) Time of Grant.  Options shall be granted to each Non-Employee
Director who, during the applicable Options Election Period, filed with the Committee or the plan administrator a written irrevocable election to receive Options as payment of such Non-Employee Director's Annual Retainer payable in the following Plan Year. Such Options will be granted on the date the Annual Retainer for such Plan Year is otherwise payable.

(d) Number of Options. The Committee or the plan administrator shall cause to be calculated in the month of November of each year the Black-Scholes value of an Option under the Plan to purchase one Share of Common Stock. Such Black-Scholes value shall apply for purposes of this Section
7(d) for all Options to be granted in the following Plan Year. The number of Shares subject to an Option granted pursuant to this Section 7 shall be the number of whole Shares equal to:

(A times B) divided by C, where:

A = the dollar amount of the Annual Retainer that the Non-Employee Director elects shall be payable in Options; and

B = the quotient of 1 divided by the Black-Scholes value of an Option for one Share (expressed as a percentage of the Fair Market Value of one Share of Common Stock); and

C = the Fair Market Value per Share on the Option Grant Date.

In determining the number of Shares subject to an Option, any fraction of a Share will be rounded to the next highest whole number of Shares.

For example:

 Assume that a Non-Employee Director has elected to defer $5,000 of his or her Annual Retainer, that the Fair Market Value per Share on the Option Grant Date was $16, and that the most recently determined Black-
Scholes value of an Option was 50% of the Fair Market Value. The Non-Employee Director would be granted 625 Options as payment of the $5,000 compensation. ($5,000 times 1/50%) divided by $16 FMV = 625 Options granted.

(e) Exercise Price. The total price paid per Share under each Option granted under this Section 7 shall be the Fair Market Value per Share on the Option Grant Date.

(f) Exercise of Options. Each Option shall be fully exercisable upon grant and will remain exercisable for 10 years from the Option Grant Date regardless of whether the Optionee remains a director of the Company throughout such term. An Option, or portion thereof, may be exercised in whole or in part only with respect to whole Shares.

(g) Payment of Exercise Price.  Shares shall be issued to the Optionee
(or his Permitted Transferee) pursuant to the exercise of an Option only upon receipt by the Company from the Optionee (or his Permitted Transferee) of payment in full of the exercise price. The exercise price shall be payable in United States dollars upon the exercise of the Option and may be paid in cash, by check, or in Shares having a total Fair Market Value on the date of exercise equal to the exercise price; provided that if the Shares surrendered in payment of the exercise price were themselves acquired otherwise than on the open market, such Shares shall have been held for at least six months. The Committee may permit the use of any cashless exercise methods that are permitted by law.

(h) Option Notice. Each Option granted under the Plan shall be evidenced by an Option Notice which shall be executed by an authorized officer of the Company. Such Option Notice shall contain provisions regarding (a) the number of Shares that may be issued upon exercise of the Option, (b) the exercise price per Share of the Option and the means of payment therefor, (c) the term of the Option, and (d) such other terms and conditions not inconsistent with the Plan as may be determined from time to time by the Committee.

(i) Transferability of Options. No Option shall be assignable or transferable by the Optionee other than by will or the laws of descent and distribution or to a Permitted Transferee. Any transfer to a Permitted Transferee shall be subject to the following terms and conditions:

 (i) An Option transferred to a Permitted Transferee shall not be assignable or transferable by the Permitted Transferee other than by will or the laws of descent and distribution.

 (ii) Transferred Options shall continue to be subject to all the terms and conditions of the Option as applicable to the original Optionee (other than the ability to further transfer the Option).

 (iii) The Optionee and the Permitted Transferee shall execute any and all documents reasonably requested by the Committee or the plan administrator, including without limitation documents (A) to confirm the status of the transferee as a Permitted Transferee, (B) to satisfy any requirements for an exemption for the transfer under applicable federal and state securities laws, and (C) to evidence the transfer.

 (iv) Shares acquired by a Permitted Transferee through exercise of an Option may not be transferred, nor will any assignee or transferee thereof be recognized as an owner of such Shares by the Company for any purpose, unless a registration statement under the Securities Act and any applicable state securities act with respect to such Shares shall then be in effect or unless the availability of an exemption from registration with respect to any proposed transfer or disposition of such Shares shall be established to the satisfaction of counsel for the Company.

 8. Prorated Grants. If on any date, Shares of Common Stock are not available under the Plan to grant to Non-Employee Directors the full amount of a grant contemplated by the Plan, then each such director shall receive an award equal to the number of Shares of Common Stock then available under the Plan divided by the number of Non-Employee Directors entitled to a grant of Shares or Options on such date.
Fractional Shares shall be ignored and not granted. Any shortfall resulting from such proration shall be paid in the form of cash.

 9. Withholding. Except with respect to the exercise of Options transferred to Permitted Transferees, whenever the Company issues Shares under the Plan, the Company shall have the right to withhold from sums due the recipient, or to require the recipient to remit to the Company, any amount sufficient to satisfy any federal, state and/or local withholding tax requirements prior to the delivery of any certificate for such Shares.

 10. Adjustments.

(a) Subject to Section 10(c) but notwithstanding any other term of this Plan, in the event that the Committee determines that any Distribution (whether in the form of cash, Common Stock, other securities, or other property), recapitalization, reclassification, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase, or exchange of Common Stock or other securities of the Company, issuance of warrants or other rights to purchase Common Stock or other securities of the Company, or other similar corporate transaction or event, in the Committee's sole discretion, affects the Common Stock such that an adjustment is determined by the Committee to be appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan or with respect to an award or awards hereunder, then the Committee shall, in such manner as it may deem equitable, adjust the number and type of shares
(or other securities or property) which may be granted under the Plan (including, but not limited to, adjustments of the maximum number and kind of securities which may be issued); provided, however, that to the extent required by the applicable exemptive conditions of Rule 16b-3, any such adjustment shall be subject to approval by the Board.

(b) Subject to Section 10(c) but notwithstanding any other term of this Plan, in the event of any corporate transaction or event described in paragraph (a) which results in Shares being exchanged for or converted into cash, securities or other property (including securities of another corporation), all stock grants deferred under Section 6 shall become the right to receive such cash, securities or other property, and there shall be substituted on an equitable basis for each Share of Common Stock then subject to an Option granted pursuant to Section 7 the consideration payable with respect to the outstanding Shares of Common Stock in connection with such corporate transaction or event, all without any change in the aggregate purchase price for the Shares then subject to the Option.

(c) The number of Shares finally granted under this Plan shall always be rounded to the next highest whole Share.

(d) Any decision of the Committee pursuant to the terms of this
Section 10 shall be final, binding and conclusive upon the Participants, the Company and all other interested parties; provided, however, that to the extent required by the applicable exemptive conditions of Rule 16b-3, any such decision shall be subject to approval by the Board.

 11. Amendment. The Committee may terminate or suspend the Plan at any time, without stockholder approval. The Committee may amend the Plan at any time and for any reason without stockholder approval; provided, however, that the Committee may condition any amendment on the approval of stockholders of the Company if such approval is necessary or deemed advisable with respect to tax, securities or other applicable laws, policies or regulations. No termination, modification or amendment of the Plan may, without the consent of a Participant, adversely affect a Participant's rights under an award granted prior thereto.

 12. Indemnification. Each person who is or has been a member of the Committee or who otherwise participates in the administration or operation of this Plan shall be indemnified by the Company against, and held harmless from, any loss, cost, liability or expense that may be imposed upon or incurred by him or her in connection with or resulting from any claim, action, suit or proceeding in which such person may be involved by reason of any action taken or failure to act under the Plan and shall be fully reimbursed by the Company for any and all amounts paid by such person in satisfaction of judgment against him or her in any such action, suit or proceeding, provided he or she will give the Company an opportunity, by written notice to the Committee, to defend the same at the Company's own expense before he or she undertakes to defend it on his or her own behalf. This right of indemnification shall not be exclusive of any other rights of indemnification.

 The Committee and the Board may rely upon any information furnished by the Company, its public accountants and other experts. No individual will have personal liability by reason of anything done or omitted to be done by the Company, the Committee or the Board in connection with the Plan.

 13. Duration of the Plan. The Plan shall remain in effect until the tenth anniversary of the Effective Date, unless terminated earlier by the Committee.

 14. Expenses of the Plan. The expenses of administering the Plan shall be borne by the Company.

 15. Effective Date. The Plan was originally adopted by the Board on March 12, 1998, and became effective upon the approval thereof by the stockholders of the Company on April 23, 1998 (the "Effective Date").


     ASTEC INDUSTRIES, INC.


     By:  /s/ Richared W. Bethea, Jr.
     Its:     Secretary







                          EXHIBIT 10.16

First Amendment, dated October 30, 1998, to the Second Amended and Restated Credit Agreement dated November 24, 1997, by and between the Company and Astec Financial Services, Inc. and The
First National Bank of Chicago.


EXHIBIT 10.16

FIRST AMENDMENT AND WAIVER TO
SECOND AMENDED AND RESTATED CREDIT AGREEMENT

THIS FIRST AMENDMENT AND WAIVER TO SECOND
AMENDED AND RESTATED CREDIT AGREEMENT (this
"Agreement") dated as of October 30, 1998 is by and among Astec Industries, Inc., a Tennessee corporation ("Astec"), Astec Financial Services, Inc., a Tennessee corporation ("AFS"; Astec and AFS are sometimes referred to herein individually as "Borrower" and collectively as "Borrowers"), the financial institutions parties hereto in their capacities as lenders hereunder (collectively, the "Lenders", and each individually, a "Lender"), The First National Bank of Chicago, as agent (in its individual capacity, "FNBC"), for itself, as Lender, and as administrative agent for the other Lenders ("Agent").

RECITALS

WHEREAS, Borrowers, Lenders, and Agent entered into a certain Second Amended and Restated Credit Agreement dated as of
November 24, 1997 (the "Credit Agreement"; all capitalized terms used but not otherwise defined herein shall have the respective meanings ascribed thereto in the Credit Agreement), pursuant to which Lenders provided certain revolving credit and swing line facilities to Borrowers which facilities were guaranteed by certain guarantors defined therein; and

WHEREAS, the parties hereto wish to amend and consent to certain provisions of the Credit Agreement on the terms and conditions set forth herein as of the date first written above (the "First Amendment Effective Date").

NOW, THEREFORE, for and in consideration of the terms and conditions contained herein, and other good and valuable consideration the receipt and sufficiency of which is hereby acknowledged, Borrowers, Agent and Lenders hereby agree as follows:

Section 1. Amendments and Waiver.

1.1. Article I.  From and after the First Amendment Effective
Date, Article I of the Credit Agreement is hereby amended by (a) inserting the following:
"Consolidated Net Revenue" means the consolidated net revenue of the Credit Parties for the most recently completed fiscal year determined on a consolidated basis in accordance with Agreement Accounting Principles.
and (b) inserting the following:
"Johnson Acquisition" means the purchase of assets of Johnson Crushers International, Inc. pursuant to that certain Asset Purchase Agreement dated as of October __, 1998 between Johnson Crushers International, Inc. and Astec.

1.2. Section 6.16.  From and after the First Amendment Effective
Date, Section 6.16 of the Credit Agreement is hereby amended by inserting the following:
(k) The Johnson Acquisition; provided, however, that (i) the purchase price is no more than $15,000,000, (ii) Astec submits a certificate prior to the closing transaction certifying that the Credit Parties are in compliance with the financial and other covenants hereunder on a pro forma basis, after giving effect to the Johnson Acquisition, and (iii) the purchaser thereunder and any Affiliate of Astec formed in connection therewith (if not a Credit Party on the date hereof) executes and delivers a guaranty to the Lenders in substantially the form of the Guaranty.

1.3. Section 6.23. From and after the First Amendment Effective Date, Section 6.23 of the Credit Agreement is hereby amended by deleting Section 6.23 in its entirety and inserting the following in substitution therefor:
6.23. Fixed Asset Expenditure. The Borrowers will not, nor will they permit any Credit Party to, expend, or be committed to expend, in the acquisition of fixed assets, in excess of five percent (5%) of Consolidated Net Revenue during any one fiscal year.
The Agent and the Lenders hereby waive any Default that exists under Section 6.23 of the Credit Agreement for the period ending September 30, 1998. This waiver is specifically limited as set forth above and does not constitute a waiver of any provisions of the Credit Agreement in connection with any other period.

2. Reference to and Effect on the Credit Agreement.

2.1. Except as specifically amended above, the Credit Agreement shall remain in full force and effect and is hereby ratified and confirmed.

2.2. Except as specifically provided herein, the execution, delivery and effectiveness of this Agreement shall not operate as a waiver of any right, power or remedy of Agent or Lenders under the Credit Agreement or any of the other Loan Documents, or constitute a waiver of any provision of the Credit Agreement or any of the other Loan Documents. Upon the effectiveness of this Agreement, each reference in the Credit Agreement to "this Agreement," "hereunder," "hereof," or words of similar import shall mean and be a reference to the Credit Agreement as amended hereby.

2.3. Each Guarantor joins in this Amendment solely for the purpose of consenting to the terms hereof, and each Guarantor hereby unconditionally consents to the terms of this Amendment and fully ratifies and affirms the Second Amended and Restated
Guaranty, taking into account this Amendment.

3. Representations and Warranties.  To induce Agent and
Lenders to execute this Agreement, the Borrowers represent and warrant to Agent and Lenders as follows:

3.1. The Borrowers have all requisite power and authority to execute, deliver and perform this Agreement.

3.2. The execution, delivery and performance of this Agreement
(i) has been duly authorized by all requisite action of Borrowers and
(ii) will not (A) violate (1) any provision of law, statute, rule or regulation or the articles/certificate of incorporation or other constitutive documents or the by-laws or regulations of Borrowers,
(2) any order of any court, or any rule, regulation or order of any other agency of government binding upon Borrowers, or (3) any provisions of any material indenture, agreement or other instrument to which Borrowers are a party, or by which Borrowers or any of their properties or assets is or may be bound, (B) be in conflict with, result in a breach of or constitute (alone or with notice or lapse of time or both) a default under any indenture, agreement or other instrument referred to in clause (ii)(A)(3) above.

3.3. This Agreement constitutes the legal, valid and binding obligation of Borrowers enforceable in accordance with its terms.

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

5. Miscellaneous.

5.1. Entire Agreement. This Agreement, including all schedules and other documents attached hereto or incorporated by reference herein, constitutes the entire agreement of the parties with respect to the subject matter hereof and supersedes all other understandings, oral or written, with respect to the subject matter hereof.

5.2. Counterparts. This Agreement may be executed in any number of counterparts, each of which when so executed shall be deemed an original, but all such counterparts shall constitute one and the same instrument.

5.3. Costs and Expenses.  In accordance with Section 9.7 of the
Credit Agreement, Borrower agrees to promptly pay all reasonable fees, costs and expenses incurred by Agent in connection with the preparation, execution and delivery of this Agreement.

5.4. CHOICE OF LAW. THE LOAN DOCUMENTS (OTHER
THAN THOSE CONTAINING A CONTRARY EXPRESS
CHOICE OF LAW PROVISION) SHALL BE CONSTRUED IN
ACCORDANCE WITH THE INTERNAL LAWS (AND NOT THE
LAW OF CONFLICTS) OF THE STATE OF ILLINOIS, BUT
GIVING EFFECT TO FEDERAL LAWS APPLICABLE TO
NATIONAL BANKS.

5.5. Headings. Section headings in this Agreement are included herein for convenience of reference only and shall not constitute a part of this Agreement for any other purpose.

5.6. Successors and Assigns. This Agreement shall be binding upon each of the parties hereto and their respective successors and assigns, except that Borrower may not assign its rights or obligations hereunder without the written consent of Agent and Lenders.


[SIGNATURE PAGES TO FOLLOW]

IN WITNESS WHEREOF, the Borrowers, the Lenders, the Guarantors and the Agent have executed this Agreement as of the date first above written.

ASTEC INDUSTRIES, INC.


By:  /s/ Richard W. Bethea, Jr.
Print Name: Richard W. Bethea, Jr.
Title: Vice President
Address: 4101 Jerome Avenue
  Chattanooga, Tennessee 37407
Telecopy: (423) 867-4127
Telephone: (423) 867-4210
Attention: F. McKamy Hall ASTEC FINANCIAL SERVICES,
INC.


By:  /s/ Albert E. Guth
Print Name: Albert E. Guth
Title: President
Address: 6400 Lee Highway, Suite 107
  Chattanooga, Tennessee 37421
Telecopy: (423) 899-4456
Telephone: (423) 899-5898
Attention: Albert E. Guth

IN WITNESS WHEREOF, the Borrowers, the Lenders, the Guarantors and the Agent have executed this Agreement as of the date first above written.

HEATEC, INC.
By: /s/ Richard W. Bethea, Jr.
Its:  Secretary

TELSMITH, INC.
By: /s/ Richard W. Bethea, Jr.
Its:  Secretary

ROADTEC, INC.
By: /s/ Richard W. Bethea, Jr.
Its:  Secretary

ASTEC TRANSPORTATION, INC.
By: /s/ Richard W. Bethea, Jr.
Its:  Secretary

TRENCOR, INC.
By: /s/ Richard W. Bethea, Jr.
Its:  Secretary

PRODUCTION ENGINEERED PRODUCTS, INC.
By: /s/ Richard W. Bethea, Jr.
Its:  Secretary

ASTEC, INC.
By: /s/ Richard W. Bethea, Jr.
Its:  Secretary

CEI ENTERPRISES, INC.
By: /s/ Richard W. Bethea, Jr.
Its:  Secretary

KOLBERG-PIONEER, INC.
By: /s/ Richard W. Bethea, Jr.
Its:  Secretary

ASTEC HOLDINGS, INC.
By: /s/ Richard W. Bethea, Jr.
Its:  Secretary

IN WITNESS WHEREOF, the Borrowers, the Lenders, the Guarantors and the Agent have executed this Agreement as of the date first above written.


THE FIRST NATIONAL BANK OF
CHICAGO, individually and as Agent
By: /s/ David T. McNeela
Print Name: David T. McNeela
Title: Vice President
Address: One First National Plaza
  Chicago, Illinois 60670
Telecopy: (312) 732-5296
Telephone: (312) 732-5730
Attention: David T. McNeela

IN WITNESS WHEREOF, the Borrowers, the Lenders, the Guarantors and the Agent have executed this Agreement as of the date first above written.


FIRST AMERICAN NATIONAL BANK
By: /s/ Michael Metcalf
Print Name: Michael Metcalf
Title: Vice President
Address: One Union Square, Suite 100
  Chattanooga, Tennessee  37402
Telecopy: (423) 755-6014
Telephone: (423) 755-6022
Attention: Michael Metcalf

IN WITNESS WHEREOF, the Borrowers, the Lenders, the Guarantors and the Agent have executed this Agreement as of the date first above written.

AMSOUTH BANK
By:  /s/ Steven Anderson
Print Name:  Steven Anderson
Title:  Vice President
Address: 601 Market Center
  Chattanooga, Tennessee  37402
Telecopy: (423) 752-1558
Telephone: (423) 752-1623
Attention: Steven Anderson







                              EXHIBIT 10.29

Stock Purchase Agreement, dated October 31, 1999, by and among
American Augers, Inc. and Its Shareholders and Astec
Industries, Inc.



                         STOCK PURCHASE AGREEMENT

                               BY AND AMONG

                            AMERICAN AUGERS, INC.

                                   AND

                             ITS SHAREHOLDERS

                                   AND

                          ASTEC INDUSTRIES, INC.

TABLE OF CONTENTS                                                Page No.

ARTICLE 1
PURCHASE AND SALE OF COMPANY SHARES
1.1 BASIC TRANSACTION.
1.2 PURCHASE PRICE.
1.3 PURCHASE PRICE ADJUSTMENT.
1.4 HOLD BACK ACCOUNT.
1.5 PURCHASE PRICE COLLECTION AGENT.
1.6 THE CLOSING.
1.7 DELIVERIES AT THE CLOSING.
ARTICLE 2
REPRESENTATIONS AND WARRANTIES OF THE SELLERS
2.1 AUTHORITY.
2.2 EXECUTION; BINDING EFFECT.
2.3 OWNERSHIP OF AND TITLE TO THE SHARES.
2.4 NO CONFLICT.
2.5  CAPITAL STOCK AND STOCKHOLDER RELATIONS.
2.6  ORGANIZATION, QUALIFICATION, AND CORPORATE POWER OF THE COMPANY
AND THE TRUST.
2.7  ORGANIZATIONAL DOCUMENTS.
2.8  BROKERS' FEES.
2.9  TITLE TO ASSETS.
2.10  SUBSIDIARIES AND AFFILIATES.
2.11  FINANCIAL STATEMENTS.
2.12  EVENTS SUBSEQUENT TO THE BASELINE FINANCIAL STATEMENT.
2.13  UNDISCLOSED LIABILITIES.
2.14  LEGAL COMPLIANCE.
2.15  TAX MATTERS.
2.16  INTELLECTUAL PROPERTY.
2.17  CONTRACTS.
2.18  EMPLOYEE ARRANGEMENTS, UNION AGREEMENTS AND BENEFIT PLANS
AND GOVERNMENT   COMPLIANCE.
2.19  NOTES AND ACCOUNTS RECEIVABLE.
2.20  POWERS OF ATTORNEY.
2.21  INSURANCE.
2.22  GUARANTIES.
2.23  ENVIRONMENTAL, HEALTH, AND SAFETY MATTERS.  ENVIRONMENTAL
PROTECTION.
2.24  ABSENCE OF CERTAIN PAYMENTS.
2.25  ORGANIZATIONS AND CLUBS.
2.26  BANK ACCOUNTS.
2.27  CUSTOMERS AND SUPPLIERS OF THE COMPANY.
2.28  EMPLOYEE BENEFITS.
2.29  INVENTORY.
2.30  LITIGATION; ORDERS.
2.31  REAL PROPERTY.
(a) Owned Real Property.
(b) Leased Real Property.
2.32  YEAR 2000 COMPLIANCE.
2.33  COMPLETENESS OF STATEMENTS; EFFECT OF REPRESENTATIONS AND
WARRANTIES.
ARTICLE 3
REPRESENTATIONS AND WARRANTIES OF THE BUYER
3.1  ORGANIZATION OF THE BUYER.
3.2  AUTHORIZATION OF TRANSACTION.
3.3  NONCONTRAVENTION.
3.4  BROKERS' FEES.
3.5  INVESTMENT.
3.6  EMPLOYEES OF THE COMPANY.
3.7  NO ADVERSE TAX ELECTIONS.
3.8  SUFFICIENT FUNDS.
ARTICLE 4
PRE-CLOSING COVENANTS
4.1  GENERAL.
4.2  NOTICES AND CONSENTS.
4.3  OPERATION OF BUSINESS.
4.4  PRESERVATION OF BUSINESS.
4.5  FULL ACCESS.
4.6  NOTICE OF DEVELOPMENTS.
4.7  EXCLUSIVITY.
4.8  SURVEY.
ARTICLE 5
POST-CLOSING COVENANTS
5.1  GENERAL.
5.2  LITIGATION SUPPORT.
5.3  TRANSITION.
5.4  CONFIDENTIALITY.
5.5  ACCESS TO RECORDS.
ARTICLE 6
CONDITIONS TO OBLIGATION TO CLOSE
6.1  CONDITIONS TO OBLIGATION OF THE BUYER.
6.2  CONDITIONS TO OBLIGATION OF THE SELLERS.
ARTICLE 7
REMEDIES FOR BREACHES OF THIS AGREEMENT
7.1  SURVIVAL OF REPRESENTATIONS AND WARRANTIES.
7.2  INDEMNIFICATION PROVISIONS FOR BENEFIT OF THE BUYER.
7.3  INDEMNIFICATION PROVISIONS FOR BENEFIT OF THE SELLERS.
7.4  MATTERS INVOLVING THIRD PARTIES.
7.5  OFFER OF SETTLEMENT.
7.6  INFRINGEMENT CLAIMS.
7.7  NOTICE OF CLAIM.
7.8  OTHER INDEMNIFICATION PROVISIONS.
ARTICLE 8
TAX MATTERS
8.1  TAX PERIODS ENDING ON OR BEFORE THE CLOSING DATE.
8.2  TAX PERIODS BEGINNING BEFORE AND ENDING AFTER THE CLOSING DATE.
8.3  DISPUTES AS TO TAX RETURNS.
8.4  COOPERATION ON TAX MATTERS.
8.5  CERTAIN TAXES.
ARTICLE 9
TERMINATION
9.1  TERMINATION OF AGREEMENT.
9.2  EFFECT OF TERMINATION.
ARTICLE 10
DEFINITIONS, SCHEDULES AND EXHIBITS
10.1 DEFINITIONS.
10.2 10.2  LIST OF SCHEDULES AND EXHIBITS.
ARTICLE 11
MISCELLANEOUS
11.1  SELLER AGENTS.
11.2  KNOWLEDGE.
11.3  PRESS RELEASES AND PUBLIC ANNOUNCEMENTS.
11.4  NO THIRD-PARTY BENEFICIARIES.
11.5  ENTIRE AGREEMENT.
11.6  SUCCESSION AND ASSIGNMENT.
11.7  COUNTERPARTS.
11.8  HEADINGS.
11.9  NOTICES.
11.10  GOVERNING LAW.
11.11  AMENDMENTS AND WAIVERS.
11.12  SEVERABILITY.
11.13  EXPENSES.
11.14  CONSTRUCTION.
11.15  INCORPORATION OF EXHIBITS AND SCHEDULES.
11.16  SPECIFIC PERFORMANCE.


STOCK PURCHASE AGREEMENT


 THIS AGREEMENT made by and among
Astec Industries, Inc., a Tennessee
corporation (the "Buyer"), and American
Augers, Inc., a Delaware corporation (the
"Company") and Phil Jenkins ("Jenkins"), and Roger K. Eve ("Eve"), the Phil
Jenkins Revocable Living Trust dated
1/6/67, as amended (the "Revocable
Trust"), the Ann Arbor Hands-On Museum
Irrevocable Trust dated 9/17/99 (the
"Museum Trust"), the Dexter
Intergenerational Care Center, Inc.
Irrevocable Trust dated 9/18/99 (the
"Dexter Trust"), the Chelsea Community
Hospital Irrevocable Trust Dated 9/18/99
(the "Hospital Trust"), Michael T. Mooney
("Mooney"), Denis Fox ("Fox"), Thomas
Hartzler ("Hartzler"), William Riel
("Riel"), Leonard Craig Johnson
("Johnson"), Lisa King ("King") and Tim
Small ("Small") (Eve, the Revocable
Trust, the Museum Trust, the Dexter Trust, the Hospital Trust, Mooney, Fox, Hartzler,
Riel, Johnson, King and Small are
hereinafter referred to individually as a "Seller" or collectively as the
"Sellers") is entered into on September
21, 1999.  The Buyer and Sellers are
referred to collectively herein as the
"Parties".

W I T N E S S E T H:

 WHEREAS, the Sellers collectively own (or will own on the Closing Date) all of the outstanding capital stock of the Company (the
"Shares"); and

 WHEREAS, the Sellers desire to sell and
the Buyer desires to purchase the Shares pursuant to the terms and conditions of this Agreement;

 NOW THEREFORE, in consideration of the
mutual promises and conditions contained herein and for other good and valuable consideration, the receipt and adequacy of which is hereby acknowledged, the Company and the Parties, intending to be legally bound hereby, agree as follows:

ARTICLE
PURCHASE AND SALE OF COMPANY SHARES
   Basic Transaction.

 On and subject to the terms and conditions of this Agreement, the Buyer agrees to purchase from the Sellers, and the Sellers agree to sell, transfer, assign and deliver to the Buyer, the Shares.

   Purchase Price.

 The Buyer agrees to pay to the Collection
Agent (as defined below) on behalf of the Sellers at the Closing as consideration for the Shares an amount equal to Nineteen Million Six
Hundred Seventy Thousand Dollars ($19,670,000) less the sum of (a) all long-term debt existing as of the Closing Date (including the current portion of the long-term debt) (the "Long-Term
Debt") and set forth on Schedule 1.2(a) and
(b) all loans to the Company from any Sellers existing as of the Closing Date and set forth on Schedule 1.2(a) (the "Shareholder Loans").
For purposes of this Agreement, mortgage debt secured by the Company's real property that was incurred for expansion of the Company's facilities with the written approval of the Buyer shall not be considered Long-Term Debt.
The amount resulting from the calculation in the first sentence of this Section 1.2 shall be referred to as the "Purchase Price". For purposes of an example, based on the Baseline
Financial Statements (as defined below and set forth on Schedule 2.11), the Long-Term Debt would be $1,597,405 and the Shareholders Loan would be $4,480,500, the sum of which is $6,077,905; accordingly, the Purchase Price would be $13,592,095. All but Five Hundred
Thousand Dollars ($500,000) (the "Hold Back
Amount") of the Purchase Price shall be paid to the Sellers by the Buyer at Closing in immediately available funds pursuant to wire transfer instructions delivered to the Buyer prior to the Closing Date. The Hold Back
Amount shall be deposited into the Hold Back
Account pursuant to Section 1.4. Immediately after the post-Closing adjustment has been made pursuant to Section 1.3, the Buyer shall make payment to the Collection Agent in immediately available funds equal to any additional portion of the Purchase Price owed to the Sellers.
   Purchase Price Adjustment.

 The Purchase Price will be adjusted upward or downward, as applicable, by the difference between (i) the net book value of the Company determined from the June 30, 1999 balance sheet of the Company (the "Baseline Financial
Statement"), calculated in accordance with generally accepted accounting principles
("GAAP") applied on a consistent basis and
(ii) the net book value of the Company on the Closing Date, calculated in accordance with GAAP applied on a consistent basis and subject to a confirming inventory observed by the Buyer and conducted in a manner acceptable to the Buyer (the "Closing Date Statement"). The
Closing Date Statement shall be subject to certain pro forma adjustments which are set forth on Schedule 1.3. Schedule 1.3 also sets forth the mutually agreed upon methodology that will be used for the valuation of the Company's inventory for the Closing Date Statement. The
Closing Date Statement shall be prepared by the Sellers and delivered to the Buyer as soon as practicable, but in any event not later than thirty-seven (37) days after the Closing Date.
The Buyer shall have thirty (30) days from receipt of the Closing Date Statement to review, analyze, audit and propose changes to the Closing Date Statement. If any changes are proposed, the Buyer and the Sellers shall in good faith as soon as reasonably possible reach agreement on the Closing Date Statement and determine the adjustments and the Purchase
Price. If they are unable to do so, the specific matters in dispute shall be submitted to KPMG's Cleveland, Ohio office or to another national, independent accounting firm (other than Ernst & Young, L.L.P. or Arthur Andersen,
L.L.P.) approved by the Sellers and the Buyer.
As expeditiously as possible, and in any event within ten (10) days of submission, KPMG (or such other independent accounting firm) will deliver to the Sellers and the Buyer its determination of the specified matters in dispute, which determination shall be final and binding on the parties hereto. The fees and expenses of KPMG (or such other independent accounting firm) shall be borne one-half by the Sellers and one-half by the Buyer. Immediately thereafter, the remaining portion of the Purchase Price owed to the Sellers, if any, shall be distributed from the Hold Back Account to the Collection Agent, and the remaining balance of the Hold Back Account shall be distributed to the Buyer. If the adjustment causes the Purchase Price to be in excess of the Purchase Price calculated in Section 1.2, then the Buyer shall pay such additional amount to the Collection Agent within ten (10) days within ten (10) days after the delivery of such determination from the independent accountants.
If the adjustment causes the Purchase Price to be more than Five Hundred Thousand Dollars
($500,000) less than the Purchase Price
calculated in Section 1.2, then the Sellers shall pay such additional amount to the Buyer within ten (10) days after the delivery of such determination from the independent accountants.
The Parties anticipate that the Closing Date will be on or before October 31, 1999. If the Closing Date does not take place by October 31, 1999, then the Sellers, the Seller Agents and the Buyer shall use their best efforts to agree upon a final Closing Date Statement by December
31, 1999.

 Prior to the execution of this Agreement, the Revocable Trust granted non-qualified stock options to the employees of the Company set forth in Schedule 1.3(b) ("Optioned Employees") in the amount of shares set opposite their respective names in Schedule 1.3(b).
Immediately prior to the Closing Date, the Optioned Employees will exercise their options and receive from the Revocable Trust an aggregate of Two Hundred Seventeen (217)
Shares. The exercise price with respect to said options is $2,243.42 per share (the
"Exercise Price"). The parties recognize that the fair market value of the options is in excess of the Exercise Price, and that the aggregate fair market value of the underlying
Shares to be received upon the exercise of said options is approximately $2,200,000 (said amount to be verified and determined as of the Closing Date).

 The parties agree that the grant of the
stock options and the exercise of the stock options described in the above paragraph have no impact on the net book value of the Company except for federal and state income tax consequences. The parties recognize that under
Section 83 of the Code, and provided the parties comply with all applicable Code consent provisions, the difference between the fair market value of the options and the Exercise
Price will entitle the Company to a federal income tax deduction and a corresponding recognition of taxable income to the Optioned
Employees. Although the exact fair market value of the options is not presently determinable, the parties anticipate that the difference between the fair market value of the options and the Exercise Price could be in the range of $8,000.00 per share. Accordingly, the parties anticipate that the Company's tax deduction could be in the range of $1,700,000 resulting in a tax benefit of approximately
$600,000 and a corresponding $600,000 increase in net book value of the Company as of the Closing Date.

   Hold Back Account.

 On or before the Closing Date, the Buyer shall deposit Five Hundred Thousand Dollars
($500,000) of the Purchase Price into an escrow account held by Firstar Bank, N.A. (the "Hold
Back Account") until the post-closing
adjustment set forth in Section 1.3 has been completed. The Hold Back Account shall be subject to the terms and conditions of an escrow agreement in the form attached hereto as Exhibit A (the "Escrow Agreement") and this
Agreement.
   Purchase Price Collection Agent.

(a) By the Closing Date, each Seller
shall have irrevocably made, constituted and appointed, Firstar Bank, N.A. as such Seller's true and lawful attorney-in-fact and agent (the "Collection Agent") to act for such Seller in such Seller's name, to collect from the Buyer and disburse the Purchase Price (and any post-Closing
Adjustments thereto) to the Sellers
pursuant to the terms and conditions of a collection agent agreement in the form attached hereto as Exhibit B (the
"Collection Agent Agreement").

(b) Each Seller hereby releases the
Buyer, Firstar Bank, N.A. and their
respective affiliates from any liability or loss incurred by such Seller as a result of the performance by the Collection Agent of its obligations in connection with this Agreement.
   The Closing.

 The delivery of the Purchase Price less
the Hold Back Amount, the sale, transfer, and delivery of the Shares pursuant to Section 1.1 hereof and the delivery of the other instruments, certificates and legal opinions required hereunder (the "Closing"), shall take place at the offices of Kahn, Kleinman, Yanowitz & Arnson, 2600 Tower at Erieview,
Cleveland, Ohio, on the third business day after the expiration or early termination of the statutory waiting period under the Hart-
Scott-Rodino Antitrust Improvements Act of 1976 as amended or such other time and date as the parties may agree upon (the date and time of the Closing being referred to herein as the "Closing Date").
   Deliveries at the Closing.

 At the Closing, (i) the Sellers (or the
Seller Agents) will deliver to the Buyer the certificates, instruments, and documents referred to in Section 6.1 below, (ii) the Buyer will deliver to the Sellers (or the Seller Agents) the certificates, instruments, and documents referred to in Section 6.2 below,
(iii) each of the Sellers (or the Seller
Agents) will deliver to the Buyer stock
certificates representing all of his or its Shares, endorsed in blank or accompanied by duly executed assignment documents, and (iv) the Buyer will deliver to the Collection Agent the consideration specified in Section 1.2 above. The Company shall pay off the Shareholder Loans and the Long-Term Debt at the Closing.

ARTICLE
REPRESENTATIONS AND WARRANTIES OF THE SELLERS

 In order to induce the Buyer to enter into this Agreement and the consummate the transactions contemplated hereby, the Sellers,
Jenkins and the Company jointly and severally represent and warrant (except as to Sections
2.1, 2.2, 2.3 and 2.4, which the Sellers,
Jenkins and the Company severally represent and warrant) that as of the date hereof and as of the Closing Date, the following representations and warranties are true, complete and accurate, and all such representations and warranties shall be continuing and shall survive the closing pursuant to section 7.1 below:
   Authority.

 The Sellers, Jenkins and the Company have the absolute and unrestricted right, power, authority and capacity to execute and deliver this Agreement and all ancillary documents or agreements related to this Agreement and the transactions contemplated thereby
(collectively, the "Closing Documents") to which they are a party and to perform their obligations thereunder. No consents of any nature are required to complete the sale of the Shares, or if any consents are required, those consents will be obtained prior to the Closing.
   Execution; Binding Effect.

 The Closing Documents have been duly
authorized and this Agreement has been, and the other Closing Documents have been or will be, duly and validly executed and delivered by the Company and the Sellers, and this Agreement constitutes, and the other Closing Documents constitute or will constitute, valid and binding agreements of the Company and the Sellers, enforceable against the Company and the Sellers, in accordance with their respective terms, except as enforceability may be limited by applicable bankruptcy, insolvency, or similar laws affecting creditors' rights generally or by general equitable principles.
   Ownership of and Title to the Shares.

 Each Seller represents and warrants that as concerns the shares he, she or it owns (or will own on the Closing Date) the Shares set forth opposite such Seller's name on Schedule
2.3, that each such Seller has (or will have on the Closing Date) good and marketable title to the Shares set forth after his or its name, free and clear of all liens, encumbrances, restrictions on transfer, options, charges, security interests, equities and claims whatsoever, that each has the full legal right, capacity and power to execute, deliver and perform this Agreement; that this Agreement and the collateral documents referenced herein executed by each such Seller constitutes the legal, valid and binding obligation of each such Seller according to its respective terms;
that each such Seller has full legal right and power to sell, transfer and deliver such Shares in the manner provided in this Agreement; that upon delivery of, and payment for, such Shares pursuant to this Agreement, the Buyer will acquire good and marketable title thereto, free and clear of all liens, encumbrances, restrictions on transfer, options, charges, security interests, equities and claims whatsoever; and that such Shares are at the date hereof and will on the Closing Date be duly authorized, validly issued and outstanding, fully-paid and non-assessable, with no personal liability attaching to the ownership thereof.

   No Conflict.

 Except as set forth on Schedule 2.4(a),
neither the execution and the delivery of this Agreement, nor the consummation of the transactions contemplated hereby, will (i) violate any constitution, statute, regulation, rule, injunction, judgment, order, decree, ruling, charge, or other restriction of any government, governmental agency, or court to which the Sellers or the Company are subject or any provision of the charter, bylaws or other organizational document of the Company or (ii) conflict with, result in a breach of, constitute a default under, result in the acceleration of, create in any party the right to accelerate, terminate, modify, cancel, or require any notice under any agreement, contract, lease, license, instrument, or other arrangement to which the Sellers or the Company are a party or by which they are bound or to which any of the Company's assets are subject which would have a material impact or effect on this transaction or the operations of the Company, or (iii) result in the imposition of any lien, charge, encumbrance or other security interest upon any of the Company's assets.
Except as set forth on Schedule 2.4(b), there is no option, warrant, purchase right, or other contract or commitment that could require the sale, transfer, or other disposal of any capital stock or other securities of the Company (other than this Agreement). There are no outstanding or authorized options, warrants, purchase rights, subscription rights, conversion rights, exchange rights, or other contracts or commitments that could require the Company to issue, sell, or otherwise cause to become outstanding any of its capital stock or any other securities. Except as set forth on
Schedule 2.4(c), there are no outstanding or authorized stock appreciation, phantom stock, profit participation, or similar rights with respect to the Company. Except as set forth on
Schedule 2.4(d), there are no voting trusts, proxies, or other agreements or understandings with respect to the voting of the capital stock of the Company. Except as set forth on Schedule
2.4(e), neither the Sellers nor the Company are required to give any notice to, make any filing with, or obtain any authorization, consent, or approval of any government or governmental agency, lenders, lessors or other third parties
(including consents for assignments under any agreement that considers a change of a control to be an assignment) in order for the parties to consummate the transactions contemplated by this Agreement, other than compliance with the provisions of the Hart-Scott-Rodino Antitrust
Improvements Act.
  Capital Stock and Stockholder
Relations.

 Except as set forth on Schedule 2.5(a),
the issued and outstanding capital stock of the Company consists solely of the Shares. All of the Shares have been duly authorized, validly issued, fully paid, and are nonassessable.
There are no outstanding options, warrants, contracts, preemptive rights, proxies, calls, commitments or demands of rights of any character obligating the Company to issue any shares of capital stock of the Company or options or rights with respect thereto or any other securities, and there are not existing or outstanding securities of any kind convertible into or exchangeable for capital stock of the Company. There are no outstanding obligations of the Company to repurchase, redeem or otherwise acquire any shares of its capital stock including the Shares. To the knowledge of the Company or the Sellers (i) no current or former stockholder of the Company or of any corporation heretofore merged with or into the Company has any claim or cause of action whatsoever against the Company arising out of or in any way connected with any occurrence or state of facts in existence prior to the Closing Date and (ii) no such present or former stockholder shall come to have any claim or cause of action whatsoever against the Company, or any officer, director or stockholder of the Company, by virtue of, or in any way connected with, the transactions contemplated by this Agreement or otherwise. Except as set forth on
Schedule 2.5(b), by the execution of this Agreement, the Sellers and Jenkins as of the Closing waive any and all rights, options, calls, equities or other claims (other than claims they may have pursuant to this Agreement) which the Sellers may have with respect to the Shares by reason of the transactions contemplated by this Agreement or any prior transaction, or any other claim or demand whatsoever that they may have against the Company. All of the Shares have been issued in compliance with all federal and state securities laws.
  Organization, Qualification, and
Corporate Power of the Company and the Trust.

 The Company is a corporation duly
organized, validly existing, and in good standing under the laws of the State of Delaware. The Company is duly authorized to conduct business and is in good standing under the laws of each jurisdiction where such qualification is required, all such jurisdictions being set forth on Schedule 2.6.
The Company has all requisite authority, corporate or otherwise and all authorizations necessary to carry on and conduct the businesses in which it is engaged and to own or lease and use the properties and assets owned and used by it. The Company is not in default under or in violation of any provision of its charter, bylaws or other organizational or governing instrument. Jenkins represents and warrants that the Revocable Trust, the Museum
Trust, the Dexter Trust and the Chelsea Trust are duly organized and validly existing.
  Organizational Documents.

 The Sellers have delivered to the Buyer
(or will deliver prior to the Closing) correct, complete and certified copies of the charter documents and bylaws of the Company (as amended and in effect as of the date hereof), the minute books (containing complete, correct and true records of meetings of the stockholders, the board of directors, and any committees of the board of directors), the stock certificate books, and the stock record books of the Company (containing the complete, true and accurate record of stock issuances as of the date of delivery). Schedule 2.7 contains a true and complete list of all of the current officers and directors of the Company.
  Brokers' Fees.

 Except for the fee and/or commission due to McDonald Investments, Inc. from the Sellers, neither the Company nor the Sellers have any liability or obligation to pay any fees or commissions to any broker, finder, or agent with respect to the transactions contemplated by this Agreement. Any such fee or commission will be paid by the Sellers and not by the Company.
  Title to Assets.

 Except as set forth on Schedule 2.9, The
Company has good and marketable title to, or a valid leasehold interest in, the properties and assets used by it, wherever located, including those shown on the Baseline Financial Statement
(as defined below), or acquired after the date thereof, free and clear of all security interests, except for properties and assets disposed of in the ordinary course of business since the date of the aforesaid balance sheet.

  Subsidiaries and Affiliates.

 Except as set forth on Schedule 2.10, the Company does not have any subsidiaries or affiliated businesses or operations, and there are no other assets, operations, personnel, know how or the like owned, employed or used by the Company in the operation of the business known as "American Augers" that would not inure to the sole benefit and control of the Buyer upon consummation of the transactions contemplated by the Agreement.
  Financial Statements.

 Attached hereto as Schedule 2.11 are the revised financial statements of the Company dated as of June 30, 1999, as mutually approved by the Buyer and the Sellers (the "Baseline
Financial Statement").  The Baseline Financial
Statement has been prepared in accordance with GAAP applied on a consistent basis throughout the periods covered thereby, presents fairly the financial condition of the Company as of such date and the results of operations of the Company for such periods, are correct and complete, and are consistent with the books and records of the Company (which books and records are correct and complete and kept in accordance with GAAP); provided, however, that the Baseline Financial Statement is subject to year-end adjustments which will not in the aggregate result in a material adverse change to the Baseline Financial Statement. The
Baseline Financial Statement will also lack footnotes and other normal presentation items.
  Events Subsequent to the Baseline
Financial Statement.

 Since June 30, 1999 and other than as set forth in Schedule 2.12, the Company has conducted its business in the ordinary course and there has not been any change in the business, financial condition, operations, results of operations, relationships with any suppliers or customers or future prospects of the Company which will or is likely to have a material adverse effect on either the net income or stockholders' equity of the Company.
Without limiting the generality of the
foregoing, since that date and except as set forth on Schedule 2.12:

  the Company has not sold, leased,
transferred, or assigned any of its
assets, tangible or intangible, other than for a fair consideration in the ordinary course of business having a fair market value in excess of Fifty Thousand Dollars
($50,000);

  the Company has not entered into any
material agreement, contract, lease, or
license (or series of related agreements, contracts, leases, and licenses) or any agreement, contract, lease, or license (or series of related agreements, contracts, leases and licenses) outside the ordinary course of business;

  no party (including the Company) has
accelerated, terminated, modified, or
canceled any material agreement, contract, lease, or license (or series of related agreements, contracts, leases, and licenses) to which the Company is a party or by which the Company is bound;

  the Company has not granted or
allowed to be imposed any lien, claim,
charge, security interest or other
encumbrance in excess of Fifty Thousand
Dollars ($50,000) upon any of its assets;

  the Company has not made any material
capital expenditure (or series of related capital expenditures) or any capital expenditure outside the ordinary course of business in excess of Fifty Thousand
Dollars ($50,000) that has not been
reflected on the Baseline Financial
Statement;

  other than in the ordinary course of
business, the Company has not made any
capital investment in, or any acquisition of the securities or assets of, any third party in excess of Fifty Thousand Dollars
($50,000);

  the Company has not made any loan or
advance to, and has not received a loan or advance from the Sellers which will remain outstanding at the Closing;

  the Company has not issued any note,
bond, or other debt instrument or created, incurred, assumed, or guaranteed any indebtedness for borrowed money or capitalized lease obligation;

  the Company has not unreasonably
delayed or postponed the payment of
accounts payable or other liabilities
beyond the payment terms applicable to
said accounts payable or liabilities;

  the Company has not canceled,
compromised, waived, or released any right or claim (or series of related rights and claims) either involving more than Fifty
Thousand Dollars ($50,000) or outside the ordinary course of business;

  the Company has not granted any
license or sublicense of any rights under or with respect to any of the Company
Intellectual Property (as defined below);

  other than as set forth in the
documents delivered pursuant to Section
2.7, there has been no change made or
authorized in the charter or bylaws of the Company;

  the Company has not issued, sold, or
otherwise disposed of any shares of its
capital stock, or granted any options,
warrants, or other rights to purchase or obtain (including upon conversion, exchange, or exercise) any shares of its capital stock;

  the Company has not declared, set
aside, nor paid any dividend or made any distribution with respect to the Shares
(whether in cash or in kind) or redeemed, purchased, or otherwise acquired any of the Shares;

  the Company has not experienced any
damage, destruction, or loss (whether or not covered by insurance) in excess of Fifty Thousand Dollars ($50,000) and which adversely affects its properties or business;

  the Company has not made any loan to,
or entered into any other transaction with or on behalf of (including but not limited to guarantees of debt), any of its directors, officers, and employees other than normal salary, bonuses and employee benefits paid or granted in the ordinary course of business consistent with past practice; provided, however that none of the Sellers will directly or indirectly have received any bonuses, dividends or other forms of compensation (other than routine monthly salary paid in the ordinary course) from June 30, 1999 through the Closing;

  the Company has not granted any
increase in the base compensation of any of its directors, officers, and employees outside the ordinary course of business, and has not adopted, amended, modified, or terminated any bonus, profit-sharing, incentive, severance, or other plan, contract, or commitment for the benefit of any of its directors, officers, and employees (or taken any such action with respect to any other Employee Benefit
Plan);

  the Company has not made any other
change in employment terms for any of its directors, officers, and employees;

  other than in the ordinary course of
business, the Company has not made or
pledged to make any charitable or other
capital contribution;

  there has not been any other material
adverse occurrence, event, incident,
action, failure to act, or transaction
outside the ordinary course of business
involving the Company, and the Company has concluded its business in the ordinary and usual course and in a reasonable business manner;

  the Company has not incurred any
liability, contingent or otherwise, in
excess of Fifty Thousand Dollars
($50,000), except in the ordinary and
usual course of business; and

  the Company has not made any change
in any method of accounting or principle of accounting.
  Undisclosed Liabilities.

 Except as set forth on Schedule 2.13, the Company does not have any liability or obligation whatsoever, whether accrued, absolute, contingent or otherwise (and the Sellers and the Company have no knowledge of a basis for any present or future action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand against it giving rise to any liability), except for liabilities set forth and adequately reserved against in the Baseline Financial Statement.
  Legal Compliance.

 Except as set forth on Schedule 2.14, to the Company's knowledge the Company has complied with all applicable laws (including rules, regulations, codes, plans, injunctions, judgments, orders, decrees, rulings, and charges thereunder) of federal, state, local, and foreign governments (and all agencies thereof), and no material action, suit, proceeding, hearing, investigation, charge, complaint, claim, demand, or notice has been filed, commenced or threatened against it alleging any failure so to comply.
  Tax Matters.

   Except as set forth on Schedule
2.15(a) and subject to the indemnity
limitations of Section 7.9:

    The Company has filed all tax
returns and reports that it was required to file. All such tax returns and reports were correct and complete. All taxes owed by the Company (whether or not shown on any tax return) have been paid or accrued on the Baseline Financial Statement. The
Company currently is not the beneficiary of any extension of time within which to file any tax return or report or to make any tax payment. No claim has ever been made by an authority in a jurisdiction where the Company does not file tax returns or reports that the Company is or may be subject to taxation by that jurisdiction.

    The Company has withheld and
paid all taxes required to have been
withheld and paid in connection with
amounts paid or owing to any employee or stockholder.

    The Sellers and the Company
have no knowledge that any authority may assess any additional taxes for any period for which tax returns have been filed.
There is no dispute or claim concerning
any tax liability of the Company either
(i) claimed or raised by any authority in writing or (ii) as to which either any of the Sellers or any of the officers and employees of the Company responsible for tax matters has been notified or has knowledge based upon personal contact with any agent of such authority.

    The unpaid taxes of the Company
(i) did not, as of the date of the
Baseline Financial Statement, exceed the reserve for tax liability set forth on the face of the Baseline Financial Statement and (ii) do not exceed that reserve as adjusted for the passage of time through the Closing Date in accordance with the past custom and practice of the Company in filing tax returns.

   As concerns income tax, Schedule
2.15(b) sets forth all federal, state and local tax returns filed with respect to the Company for taxable periods ended on or after December 31, 1996, indicates those tax returns that have been audited, and indicates those tax returns that currently are the subject of audit, investigation or other inquiry. The
Sellers have delivered to the Buyer
correct and complete copies of all federal and state income tax returns, examination reports, and statements of deficiencies assessed against or agreed to by the Company since December 31, 1994. Schedule
2.15(b) also sets forth all other tax
returns and reports filed with respect to the Company for taxable periods ended on or after December 31, 1996, indicates those tax returns that have been audited, and indicates those tax returns that currently are the subject of audit, investigation or other inquiry.

   The Company has not waived any
statute of limitations in respect of taxes or agreed to any extension of time with respect to a tax assessment or deficiency.

   Schedule 2.15(d) sets forth the
following information with respect to the Company as of the most recent practicable date: (i) the basis of the Company in its assets; and (ii) the amount of any net operating loss, net capital loss, unused investment or other credit, unused foreign tax, or excess charitable contribution allocable to the Company.

  Intellectual Property.

 Set forth on Schedule 2.16 is a complete and accurate list of all patents, trademarks, trade names, service marks, logos and registered copyrights, owned by or licensed to the Company, (including the name "American
Augers" and all variations thereof)
(collectively the "Company Intellectual
Property").  To the Company's knowledge:

  There are no other forms of
intellectual property rights necessary for the operation of the businesses of the Company as presently conducted other than the Company Intellectual Property. Each item of the Company Intellectual Property owned or used by the Company immediately prior to the Closing hereunder will be owned or available for use by the Company on identical terms and conditions immediately subsequent to the Closing hereunder.

  The Company has never interfered
with, infringed upon, misappropriated or otherwise come into conflict with any intellectual property rights of third parties, other than as listed in Schedule
2.16(b), and none of the Sellers and the directors and officers (and employees with responsibility for intellectual property matters) of the Company has ever received any charge, complaint, claim, demand, or notice alleging any such interference, infringement, misappropriation, or violation (including any claim that the Company must license or refrain from using any intellectual property rights of any third party). No third party has interfered with, infringed upon, misappropriated, or otherwise come into conflict with any of the Company
Intellectual Property. The Company will not interfere with, infringe upon, misappropriate, or otherwise come into conflict with, any intellectual property rights of third parties as a result of the continued operation of its businesses as presently conducted.

  With regard to each item of the
Company Intellectual Property:

   the Company possesses all right,
title, and interest in and to the
item, free and clear of any security
interest, license, or other
restriction;

   the item is not subject to any
outstanding injunction, judgment,
order, decree, ruling, or charge;

   no action, suit,
proceeding, hearing, investigation,
charge, complaint, claim, or demand
is pending or threatened which
challenges the legality, validity,
enforceability, use, or ownership of
the item; and

   the Company has never agreed to
indemnify any of the Sellers or any
other third party for or against any
interference, infringement,
misappropriation, or other conflict
with respect to the item.
  Contracts.

 Schedule 2.17 sets forth a true and
accurate list of the following oral and written contracts and other agreements to which the Company is a party:

   any agreement (or group of related
agreements) for the lease of personal
property to or from any of the Sellers or any third party providing for lease payments in excess of Fifty Thousand
Dollars ($50,000) per annum;

   any agreement (or group of related
agreements) for the purchase or sale of
supplies, products, or other personal
property, or for the furnishing or receipt of services, the performance of which will extend over a period of more than one year or involve consideration in excess of Fifty Thousand Dollars ($50,000):

   any agreement concerning a
partnership or joint venture;

   any agreement (or group of related
agreements) under which the Company has
created, incurred, assumed, or guaranteed any indebtedness for borrowed money, or any capitalized lease obligation, in excess of Twenty-five Thousand Dollars
($25,000), or under which it has imposed a lien on any of its assets, tangible or intangible;

   any agreement concerning
confidentiality or noncompetition;

   any agreement with any of the
Sellers;

   any agreement under which it has
advanced or loaned any amount to any of
its directors, officers, and employees;

   any agreement under which the
consequences of a default or termination could have an adverse effect on the business, financial condition, operations, results of operations, or future prospects of the Company in excess of Fifty Thousand
Dollars ($50,000) in earnings before
interest, taxes, depreciation and
amortization; or

   any other agreement (or group of
related agreements) the performance of
which involves consideration in excess of Twenty-Five Thousand Dollars ($25,000).

 The Sellers have delivered to the Buyer a correct and complete copy of each written agreement set forth on Schedule 2.17 (as amended to date) and a written summary setting forth the terms and conditions of each oral agreement referred to in Schedule 2.17. With respect to each such agreement: (i) the agreement is legal, valid, binding, enforceable, and in full force and effect; (ii) the agreement will continue to be legal, valid, binding, enforceable, and in full force and effect on identical terms following the consummation of the transactions contemplated hereby; (iii) no party is in breach or default, and to the knowledge of the Sellers and the Company no event has occurred which with notice or lapse of time would constitute a breach or default, or permit termination, modification, or acceleration, under the agreement; (iv) no party has repudiated any provision of the agreement; and (v) to the knowledge of the Sellers and the Company, no party is the subject of bankruptcy proceedings, has had a trustee appointed on its behalf or is insolvent.
  Employee Arrangements, Union
Agreements and Benefit Plans and Government
  Compliance.

   Schedule 2.18(a) sets forth a
complete and accurate list and description of all oral or written employment, consulting or collective bargaining contracts, deferred compensation, change in control agreements, golden parachute agreements, profit-sharing, bonus, option, share purchase or other benefit or compensation commitment, benefit plans, arrangements, policies or plans, including all welfare plans of or pertaining to the present or former employees of the Company. Except as set forth on Schedule
2.18(a), to the Company's knowledge the
Company has complied with all of its
obligations, including the payment of all contributions, the filing of all reports, and the payment or accrual of all expenses for the period between the end of the previous plan year and the Closing Date, with respect to such contracts, commitments, arrangements and plans. To the Company's knowledge, the plans have been maintained in compliance with all applicable laws and regulations. To the Company's knowledge, the levels of insurance reserves and accrued liabilities with regard to all such plans are reasonable and are sufficient to provide for all incurred but unreported claims and any retroactive premium adjustments.

   Except as set forth on Schedule
2.18(b), the Company has no any oral or
written employment, consulting or
collective bargaining contracts, deferred compensation, change in control agreements, golden parachute agreements, profit-sharing, bonus, option, share purchase or other benefit or compensation commitment, benefit plans, arrangements or plans, including all welfare plans of or pertaining to the present or former employees of the Company.

   Schedule 2.18(c) sets forth the name
of each salaried employee of the Company and such employee's annual salary, position and hire date.

   Except as disclosed on Schedule
2.18(d), the Company is in compliance with all worker compensation laws and requirements of all applicable states.

   Except to the extent set forth in
Schedule 2.18(e):

   To the Company's knowledge, the
Company is in compliance with all
applicable laws and collective
bargaining agreements respecting
employment and employment practices,
terms and conditions of employment
and wages and hours and occupational
safety and health;

   There is no unfair labor
practice, charge or complaint or any
other matter against or involving the
Company or pending or, to the
Company's knowledge, threatened
before the National Labor Relations
Board or any court of law;

   There is no labor strike,
dispute, slowdown or stoppage
actually pending or, to the Company's
knowledge, threatened against the
Company;

   To the Company's knowledge, no
certification or decertification
question or organizational drive
exists or has existed within the past
twenty-four months respecting the
employees of the Company;

   No grievance proceeding or
arbitration proceeding arising out of
or under any collective bargaining
agreement is pending against the
Company or, to the knowledge of the
Sellers or the Company, threatened;
and, to the knowledge of the Company
or the Sellers, no basis for any
claim therefor exists;

   Except for general labor
relation laws, there is no agreement
(including any collective bargaining
agreement), arbitration or court
decision or governmental order which
is binding on the Company or in any
way limits or restricts the Company
from relocating or closing any of its
operations;

   The Company has not
experienced any organized work
stoppage or other labor difficulty
since January 1, 1996; and

   There are no charges, or
known administrative proceedings or
formal complaints of discrimination
(including discrimination based upon
sex, age, marital status, race,
national origin, sexual preference,
handicap or veteran status) pending
before the Equal Employment
Opportunity Commission or any
federal, state or local agency or
court against the Company.  Except as
disclosed in Schedule 2.18(e), since
January 1, 1994, there have been no
governmental audits of the equal
employment opportunity practices of
the Company.
  Notes and Accounts Receivable.

 Except as set forth on Schedule 2.19, in the ordinary course of business all notes and accounts receivable of the Company are reflected properly on its books and records, are valid receivables subject to no refunds, adjustments, defenses, restrictions, assignments, disputes, setoffs or counterclaims, are current and collectible, and will be collected in accordance with their terms at their recorded amounts within 120 days of the date incurred without resorting to legal process, subject only to the reserve for bad debts set forth on the face of the Baseline
Financial Statement as adjusted for the passage of time through the Closing Date in accordance with the past custom and practice of the Company.

  Powers of Attorney.

 Except as set forth on Schedule 2.20,
there are no outstanding powers of attorney executed on behalf of the Company.
  Insurance.

 Schedule 2.21 sets forth the following
information with respect to each insurance policy (including policies providing property, casualty, liability, and workers' compensation coverage and bond and surety arrangements) to which the Company has been a party, a named insured, or otherwise the beneficiary of coverage at any time within the past three (3) years:

   the name, address, and telephone
number of the agent;

   the name of the insurer, the name of
the policyholder, and the name of each
covered insured;

   the policy number and the period of
coverage;

   the scope (including an indication of
whether the coverage was on a claim made, occurrence, or other basis) and amount
(including a description of how
deductibles and ceilings are calculated
and operate) of coverage; and

   a description of any retroactive
premium adjustments or other loss-sharing arrangements.

 With respect to each such insurance
policy: (i) the policy is legal, valid,
binding, enforceable, and in full force and effect; (ii) the policy will continue to be legal, valid, binding, enforceable, and in full force and effect on identical terms following the consummation of the transactions contemplated hereby (subject to (A) the terms of the policy, (B) the payment of premiums and
(C) to no notice of cancellation by the Company subsequent to the Closing); (iii) neither the Company nor any other party to the policy is in breach or default (including with respect to the payment of premiums or the giving of notices), and no event has occurred which, with notice or the lapse of time, would constitute such a breach or default, or permit termination, modification, or acceleration, under the policy; and (iv) no party to the policy has repudiated any provision thereof.
The Company has been covered during the past five (5) years by insurance in scope and amount customary and reasonable for the businesses in which it has engaged during the aforementioned period. Schedule 2.21 describes any self-insurance arrangements affecting the Company.
  Guaranties.

 The Company is not a guarantor nor
otherwise liable for any liability or
obligation (including indebtedness) of any other person or entity.
  Environmental, Health, and Safety
Matters.  Environmental Protection.

 To the Company's knowledge, the Company
has obtained all permits, licenses and other authorizations and filed all notices and reports which are required to be obtained or filed by it for the operation of its business under federal, state and local laws relating to environmental matters, health and safety, pollution, or protection of the environment
(the "HSE Laws"). To the Company's knowledge, the Company is in compliance in all respects with all terms and conditions of such required permits, licenses and authorizations. To the Company's knowledge, the Company is in compliance in all respects with all other applicable limitations, restrictions, conditions, standards, prohibitions, requirements, obligations, schedules and timetables contained in the HSE Laws or contained in any law, regulation, code, plan, order, degree, judgment, notice or demand letter issued, entered, promulgated or approved thereunder. Except as disclosed on Schedule
2.23, to the Company's knowledge there are no past or present events, conditions, circumstances, activities, practices, incidents, actions or plans which may interfere with or prevent continued compliance in all material respects with, or which may give rise to any material common law or statutory liability, or otherwise form the basis of any material claim, action, suit, notice of violation, proceeding, or hearing pursuant to the HSE Laws, nor has there been any distribution, use, treatment, storage, disposal, transport, handling, emission, discharge, release or threatened release into the environment of any pollutant, contaminant, or hazardous or toxic material or waste with respect to the Company or its business. Except as disclosed on Schedule 2.23, the Company has received no notice of violation or the like of any complaint or other threat of any actions by any party related in any way to the HSE Laws.
The real property owned or leased by the Company does not contain any asbestos, urea-formaldehyde, lead-based paint, or PCBs in any form. The Buyer may conduct a Phase I
Environmental Site Assessment ("ESA") of the real property owned by the Company at the Buyer's expense. The Buyer may, at its option conduct a Phase II ESA on any item of concern noted in the Phase I ESA. Any material violation of the HSE Laws documented by the Phase II ESA but not reported by the Company on
Schedule 2.23, shall be, at the Buyer's option, corrected to the satisfaction of the appropriate governmental authority by or at the cost of the Sellers, or corrected by the Buyer with the cost of correction deducted from the Purchase Price.
  Absence of Certain Payments.

 Other than for services legitimately and openly performed under applicable law, business discounts customarily granted in the ordinary course of business and nominal non-cash gifts, neither the Company nor, to any Seller's knowledge, any agent, employee or representative of the Company has made or offered to make to any customer, supplier, government official, insurance carrier, referral source, employee or agent or any other person or entity, any payment, gratuity, gift, service or thing of material value. Other than for services legitimately and openly performed under applicable law, business discounts customarily granted in the ordinary course of business and nominal non-cash gifts, neither the Company nor, to any Seller's knowledge, any agent, employee or representative of the Company has received or sought from any customer, supplier, government official, insurance carrier, referral source, employee or agent or any other person or entity, any payment, gratuity, gift, service or thing of material value.
  Organizations and Clubs.

 Set forth on Schedule 2.25 is a listing of all organizations and clubs of which the Company is a member or to which it pays dues or fees on behalf of itself or any person, which person shall be identified in the schedule.
  Bank Accounts.

 Schedule 2.26 sets forth a complete and
accurate list of each bank or financial
institution at which the Company has an account or safe deposit box (giving the address and account numbers) and the names of the persons authorized to draw thereon or to have access thereto.
  Customers and Suppliers of the
Company.

   Customers.  Schedule 2.27(a) sets
forth a true and complete list of the ten
(10) customers of each location of the
Company that had the highest dollar
billings over the twelve (12) months ended
June 30, 1999.  Except as set forth in
Schedule 2.27(a), neither the Company nor the Sellers has any knowledge that any of the customers listed on the schedule has terminated or plans to terminate its relationship with the Company. The
Company has disclosed to the Buyer its
standard terms and conditions for sales by the Company, and those cases and customers with annual purchases in excess of $50,000 which have been granted a deviation from such standard terms and conditions.

   Suppliers.  Schedule 2.27(b) sets
forth a true and complete list of the ten
(10) suppliers which did the highest
dollar volume of business with the Company for the twelve (12) months ended June 30, 1999. Except as set forth on Schedule
2.27(b), to the knowledge of the Company and the Sellers, no supplier of the Company has ceased or refused to do business with the Company and neither the Company nor the Sellers have received oral or written notice that any supplier of the Company will cease or refuse to do business with the Company after the Closing and all suppliers of the Company will continue to do business with the Company consistent with prior practices after the Closing. Except as set forth on
Schedule 2.27(b), neither the Company nor any Seller have any knowledge of any disruption (including delayed deliveries or allocations by suppliers or service providers) in the availability of the materials, products, supplies or services used by the Company, nor has the Company or the Sellers received oral or written notice that the Company (whether before or after the Closing) will be subject to any such material disruption. Neither the
Company nor any Seller has knowledge of
any condition (financial or otherwise)
affecting any key supplier of the Company that is likely to reduce such supplier's ability to do business with the Company consistent with such supplier's prior business practices with the Company.
There has been no change in the purchasing or payment practices of the Company with respect to its suppliers (including the availability and use of discounts) since
June 30, 1999.
  Employee Benefits.

 The attached Schedule 2.28 is a true and complete list of the employee benefit plans maintained by or sponsored by the Company.
Except as set forth on Schedule 2.28, the Company is not, and has not been, a "Plan
Sponsor" (as defined in section 3(16)(B) of the Employee Retirement Income Security Act of
1974, as amended ("ERISA") or an "ERISA
Affiliate" (which shall mean, with respect to the Company, any other entity that, together with the Company, would be treated as a single employer under section 414 of the Internal
Revenue Code of 1986, as amended (the
"Code")).  Except as set forth on the
schedule, neither the Company nor an ERISA
Affiliate has contributed to or does not contribute to any "employee pension benefit plans" ("Pension Plans") or "employee welfare benefit plans" ("Welfare Plans") (as described in section 3(2) and (1), respectively of ERISA), or "multiemployer plan"
("Multiemployer Plans") (as defined in either section 3(37) of ERISA or section 414(f) of the Code, or any other benefit plans governed by ERISA or the Code ("Other Plans"). Except as set forth on the schedule, neither the Company nor an ERISA Affiliate has, nor has the Company or an ERISA Affiliate had at any time, any obligation, arrangement, practice, plan or agreement to provide present or future benefits, other than salary and bonus, as compensation for services rendered, to any of its present or former employees, officers, directors, agents or representatives, nor any voluntary employees' beneficiary association under section 501(c)(9) of the Code ("VEBA") whose members include employees of the Company or an ERISA Affiliate, nor any obligation, arrangement, practice, plan or agreement providing stock options, stock purchase, deferred compensation, severance, "fringe benefits" (as described in section 132 of the Code), or any other employee benefits of any nature whatsoever ("Compensation Plans").
Pension Plans, Welfare Plans, Multiemployer
Plans, Other Plans and Compensation Plans are collectively referred to as "Benefit Plans."
The consummation of the transactions
contemplated by this Agreement will not result in the payment, vesting or acceleration of any benefit or right under any Benefit Plan. All
Benefit Plans have been maintained in
accordance with ERISA and/or the Code, as the case may be. Except as reflected on the Baseline Financial Statement, neither the
Company nor any Shareholder has knowledge of any liabilities related to any of the Benefit
Plans.
  Inventory.

 All inventory of the Company, whether or not reflected in the Baseline Financial
Statement, consists of a quality and quantity usable and salable in the ordinary course of business, except for obsolete items and items of below-standard quality which have been written off or written down to net realizable value in the Baseline Financial Statement or on the accounting records of the Company as of the Closing Date, as the case may be. All inventories not written off have been priced at the lower of average cost or net realizable value. To the knowledge of the Company and the Sellers, the quantities of each item of inventory (whether raw materials, work-in-process, or finished goods) are not excessive, but are reasonable in the present circumstances of the Company. The inventory obsolescence policies of the Company are appropriate for the nature of the products sold and the marketing methods used by the Company, the reserve for inventory obsolescence contained in the
Baseline Financial Statement fairly reflects the amount of obsolete inventory as of the date of the Baseline Financial Statement and the reserve for inventory obsolescence to be contained in the accounting records of the Company as of the Closing Date shall fairly reflect the amount of obsolete inventory as of the Closing Date. No items included in the inventories are pledged as collateral or held by the Company on consignment from another except as set forth on Schedule 2.29. Schedule
1.3 sets forth the mutually agreed upon
methodology that will be used for the valuation of the Company's inventory for the Closing Date
Statement.
  Litigation; Orders.

 Except as set forth on Schedule 2.30 and subject to the indemnity limitations of Section
7.9, there is no proceeding pending, or to the knowledge of the Company or the Sellers threatened, against or relating to the Company or its property or assets. Except as set forth on Schedule 2.30 and subject to the indemnity limitations of Section 7.9, the Company and Sellers do not know of any basis or alleged basis for any such proceedings or of any governmental investigation relative to the
Company, its property or assets, and no event has occurred, nor to the knowledge of the Company and the Seller does any circumstance exist, that may give rise to or serve as a basis for the commencement of any such proceedings.
  Real Property.
   Owned Real Property.

Schedule 2.31(a) sets forth and
describes briefly all real property
that the Company owns.  With respect
to each such parcel of owned real
property:

   there are no pending, or to the
knowledge of the Company and the
Sellers threatened, condemnation
proceedings relating to the property
or other matters affecting the
current use, occupancy, or value
thereof;

   all properties and facilities
have received all governmental
authorizations required in connection
with the ownership or operation
thereof and have been operated and
maintained in accordance with all
applicable legal requirements;

   there are no leases,
subleases, licenses, concessions, or
other agreements, written or oral,
granting to any party or parties the
right of use or occupancy of any
portion of the parcel of real
property;

   there are no outstanding options
or rights of first refusal to
purchase the parcel of real property,
or any portion thereof or interest
therein;

   there are no parties (other than
the Company) in possession of the
parcel of real property, other than
tenants under any leases disclosed in
the schedule who are in possession of
space to which they are entitled;
   Leased Real Property.

  The Company does not lease any real
property.
  Year 2000 Compliance.

 To the Company's knowledge, the computer software, computer firmware, computer hardware
(whether general or specific purpose), and other similar or related items of automated, computerized, and/or software system(s) that are used or relied on, or have been purchased to be used and relied on, by the Company in the conduct of its business (collectively,
"Information Technology") is designed to be used prior to, during, and after the calendar year 2000 A.D., and the Information Technology used during each such time period will accurately receive, provide and process date/time data (including, but not limited to, calculating, comparing and sequencing) from, into and between the twentieth and twenty-first centuries, including the years 1999 and 2000, and leap year calculations and will not malfunction, cease to function, or provide invalid or incorrect results as a result of date/time data, to the extent that other
Information Technology, used in combination with the Information Technology of the Company, properly exchanges data/time data with it.
  Completeness of Statements; Effect of
Representations and Warranties.

 To the knowledge of the Company and the
Sellers, no representation or warranty of the Company or the Sellers in the Closing Documents contains any untrue statement of a material fact, omits any material fact necessary to make such representation or warranty, under the circumstances which it was made, not misleading, or contains any misstatement of a material fact. The Company and the Sellers have made reasonable inquiry and investigation concerning the matters to which the representations and warranties of the Company and the Sellers under this Agreement pertain and neither the Company nor the Sellers know of any facts, events or circumstances which have not been disclosed to the Buyer which are material to the Company or its business.

   Limited Representations and
Warranties/Concerning the Schedules.

  (a) Except for those matters
expressly set forth in this Agreement or any Schedule or Exhibit to this Agreement, Sellers do not make, and expressly disclaim, any representations or warranty as to the accuracy or completeness of any understanding, communication, disclosure, documentation, information (financial or otherwise,), reports or other materials furnished to Buyer whether prior to or following the date of this Agreement. Any financial projections provided to Buyer whether from the Sellers, the Company, the Company's agents, attorneys, or accountants are uncertain and subject to numerous hypotheses and assumption that may or may not occur, and therefore may not be relied upon by Buyer.

  (b) Disclosure of an item in any
part of any Schedule or other attachment to this Agreement, or any other documents or instruments delivered hereunder or any Schedule, Exhibit or attachment thereto, should the existence of the item or its contents be relevant to any other section or paragraph of this Agreement or any Schedule or Exhibit to this Agreement, shall be deemed to be disclosed in that other section or paragraph of this Agreement or Exhibit to this Agreement, whether or not an express cross reference appears.

ARTICLE
REPRESENTATIONS AND WARRANTIES OF THE BUYER

 In order to induce the Sellers to enter
into this Agreement and the consummate the transactions contemplated hereby, the Buyer represents and warrants that as of the date hereof and as of the Closing Date, the following representations and warranties are true, complete and accurate, and all such representations and warranties shall be continuing and shall survive the Closing pursuant to Section 7.1 below:
  Organization of the Buyer.

 The Buyer is a corporation duly organized, validly existing, and in good standing under the laws of the State of Tennessee.
  Authorization of Transaction.

 The Buyer has full power and authority
(including full corporate power and authority) to execute and deliver the Closing Documents and to perform its obligations thereunder.
This Agreement and the Closing Documents constitute the valid and legally binding obligation of the Buyer, enforceable in accordance with its terms and conditions.
Except for compliance with the provisions of the Hart-Scott-Rodino Antitrust Improvements
Act and as set forth on Schedule 3.2, the Buyer need not give any notice to, make any filing with, or obtain any authorization, consent, or approval of any government, governmental agency, lender or other third party in order to consummate the transactions contemplated by this Agreement.
  Noncontravention.

 Neither the execution and the delivery of this Agreement, nor the consummation of the transactions contemplated hereby, will (a) violate any constitution, statute, regulation, rule, injunction, judgment, order, decree, ruling, charge, or other restriction of any government, governmental agency or court to which the Buyer is subject or any provision of its charter or bylaws or (b) conflict with, result in a breach of, constitute a default under, result in the acceleration of, create in any party the right to accelerate, terminate, modify, or cancel, or require any notice under any agreement, contract, lease, license, instrument, loan, note or other arrangement to which the Buyer is a party or by which it is bound or to which any of its assets is subject.
  Brokers' Fees.

 The Buyer has no liability or obligation to pay any fees or commissions to any broker, finder, or agent with respect to the transactions contemplated by this Agreement for which any Seller could become liable or obligated.
  Investment.

 The Buyer is not acquiring the Shares with a view to or for sale in connection with any distribution thereof within the meaning of the Securities Act of 1933.

  Employees of the Company.

 The Buyer represents and warrants that it is the Buyer's present intention not to terminate any of the Company's present employees. The Buyer covenants and agrees that it will not cause or permit the Company to engage in a "mass layoff" or "plant closing"
(as defined in the Worker Adjustment and Retraining Notification Act of 1988, as amended), at any time within ninety (90) days following the Closing Date.

  No Adverse Tax Elections.

 The Buyer covenants and agrees it will not cause the Company to make any election under
Section 338 of the Code, if the effect of such election or other action would adversely affect the Sellers' federal, state, local or foreign income tax liabilities.

  Sufficient Funds.

 At the Closing, the Buyer will have
sufficient cash to pay the Purchase Price, the Shareholder Loans and Long-Term Debt.

ARTICLE
PRE-CLOSING COVENANTS

 The Parties agree as follows with respect to the period between the execution of this Agreement and the Closing.
  General.

 Each of the Parties will use his or its
best efforts to take all action and to do all things necessary, proper, or advisable in order to consummate and make effective the transactions contemplated by this Agreement
(including satisfaction, but not waiver, of the closing conditions set forth in Article 6 below).

  Notices and Consents.

 The Sellers will cause the Company to give any notices to third parties, and will cause the Company to use its best efforts to obtain any third party consents, that the Buyer may request in connection with the matters referred to in Section 2.4 above. Each of the Parties will give any notices to, make any filings with, and use its best efforts to obtain any authorizations, consents, and approvals of governments and governmental agencies in connection with the matters referred to in
Section 2.4 above. Without limiting the generality of the foregoing, each of the Parties will file any Notification and Report
Forms and related material that it may be required to file with the Federal Trade
Commission and the Antitrust Division of the United States Department of Justice under the
Hart-Scott-Rodino Antitrust Improvements Act, will use his or its best efforts to obtain an early termination of the applicable waiting period, and will make any further filings pursuant thereto that may be necessary, proper, or advisable in connection therewith.
  Operation of Business.

 The Sellers will not cause or permit the Company to engage in any practice, take any action, or enter into any transaction outside the ordinary course of business. Without limiting the generality of the foregoing, the Sellers without prior written consent from the Buyer will not cause or permit the Company to
(a) declare, set aside, or pay any dividend or make any distribution with respect to its capital stock or redeem, purchase, or otherwise acquire any of its capital stock, (b) enter into a transaction with the Sellers, or (c) otherwise engage in any practice, take any action, or enter into any transaction of the sort described in Section 2.12 above.
  Preservation of Business.

 The Sellers will cause the Company to keep its business and properties substantially intact, including its present operations, physical facilities, working conditions, and relationships with lessors, licensors, suppliers, customers, and employees. The
Sellers will promptly notify the Buyer upon the Sellers or the Company receiving any oral or written notice that a customer or certain customers intends to reduce substantially or cease doing business with the Company. For purposes of this Section, "customer" shall mean a customer who individually accounts for five percent (5%) of the Company's annual gross revenue and "certain customers" shall mean customers who in the aggregate (whether related or not) account for five percent (5%) of the Company's annual gross revenue.
  Full Access.

 The Sellers will permit, and the Sellers will cause the Company to permit, representatives of the Buyer to have full access at all reasonable times, including permitting the Buyer's independent accountants to conduct an audit of the Company, and in a manner so as not to interfere with the normal business operations of the Company, to all premises, properties, personnel, books, records
(including tax records), contracts, and
documents of or pertaining to the Company.
  Notice of Developments.

 Each Party will give prompt written notice to the others of any material adverse development causing a breach of any of their respective representations and warranties in
Article 2 and Article 3 above.
  Exclusivity.

 None of the Sellers will (and the Sellers will not cause or permit the Company to) (a) solicit, initiate, or encourage the submission of any proposal or offer from any person or entity relating to the acquisition of any capital stock or other voting securities, or any substantial portion of the assets, of the Company (including any acquisition structured as a merger, consolidation, or share exchange) or (b) participate in any discussions or negotiations regarding, furnish any information with respect to, assist or participate in, or facilitate in any other manner any effort or attempt by any person or entity to do or seek any of the foregoing. None of the Sellers will vote their respective Shares in favor of any such acquisition structured as a merger, consolidation, share exchange or purchase of assets. The Sellers will notify the Buyer immediately if any person or entity makes any proposal, offer, inquiry, or contact with respect to any of the foregoing.
  Survey.

 With respect to the real property owned by the Company, the Sellers will cause the Company to procure in preparation for the Closing a current survey of the real property owned by the Company certified to the Buyer, prepared by a licensed surveyor and conforming to current
ATLA Minimum Detail Requirements for Land Title
Surveys, disclosing the location of all
improvements, easements, party walls,
sidewalks, roadways, utility lines, and other matters shown customarily on such surveys, and showing access affirmatively to public streets and roads (the "Survey"). There shall be no survey defect or encroachment from or onto any property owned or leased by the Company which has not been cured or insured over prior to the Closing, except such defects or encumbrances that, in the aggregate, do not have a material adverse effect on the marketability of said property.

ARTICLE
POST-CLOSING COVENANTS

 The Parties agree as follows with respect to the period following the Closing.

  General.

 In case at any time after the Closing any further action is necessary or desirable to carry out the purposes of this Agreement, each of the Parties will promptly take without further consideration such further action
(including the execution and delivery of such further instruments and documents) as any other
Party reasonably may request. The Sellers acknowledge and agree that from and after the Closing the Buyer will be entitled to possession of all documents, books, records
(including tax records), agreements, and financial data of any sort relating to the Company.
  Litigation Support.

 In the event and for so long as any Party actively is contesting or defending against any action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand in connection with (a) any transaction contemplated under this Agreement or (b) any fact, situation, circumstance, status, condition, activity, practice, plan, occurrence, event, incident, action, failure to act, or transaction on or prior to the Closing
Date involving the Company, each of the other
Parties will cooperate with him or it and his or its counsel in the contest or defense, make available their personnel, and provide such testimony and access to their books and records as shall be necessary in connection with the contest or defense, all at the sole cost and expense of the contesting or defending Party
(unless the contesting or defending Party is entitled to indemnification therefor under
Article 8 below).
  Transition.

 The Sellers will not take any action that is designed or intended to have the effect of discouraging any lessor, licensor, customer, supplier, or other business associate of the Company from maintaining the same business relationships with the Company after the Closing as it maintained with the Company prior to the Closing. The Sellers will refer all customer inquiries relating to the business of the Company to the Company from and after the Closing.
  Confidentiality.

 Each Seller will treat and hold all
nonpublic information of the Company as
confidential information for a period of three
(3) years subsequent to the Closing and refrain from using any of the confidential information except in connection with this Agreement, and deliver promptly to the Buyer or destroy, at the request and option of the Buyer, all tangible embodiments (and all copies) of the confidential information which are in his or its possession. In the event that any of the Sellers are requested or required (by oral question or request for information or document sin any legal proceeding, interrogatory, subpoena, civil investigative demand, or similar process) to disclose any confidential information, that the Sellers will notify the Buyer promptly of the request or requirement so that the Buyer may seek an appropriate protective order or waive compliance with the provisions of this Section. If, in the absence of a protective order or the receipt of a waiver hereunder, any of the Sellers is, on the advice of counsel, compelled to disclose any confidential information to any tribunal or else stand liable for contempt, that the Sellers may disclose the confidential information to the tribunal; provided, however, that the disclosing Seller shall use his or its reasonable best efforts to obtain, at the reasonable request of the Buyer, an order or other assurance that confidential treatment will be accorded to such portion of the confidential information required to be disclosed as the Buyer shall designate. The foregoing provisions shall not apply to any confidential information which is generally available to the public immediately prior to the time of disclosure so long as such general availability is not due to a breach by the Sellers with the provisions of this Section.

  Access to Records.

 The Company will maintain the records of the Company in accordance with the Buyer's record retention policy. From and after the Closing Date, the Seller Agents (as defined below) and their representatives shall be allowed, upon reasonable request for proper business purposes, to inspect and copy at their expense the business records and accounts of the Company pertaining to transactions occurring or assets held at or before the Closing to the extent the Company then has possession of or access to such business records and accounts.

ARTICLE
CONDITIONS TO OBLIGATION TO CLOSE
  Conditions to Obligation of the
Buyer.

 The obligation of the Buyer to consummate the transactions to be performed by it in connection with the Closing is subject to satisfaction of the following conditions:

   the representations and warranties,
as updated, set forth in Article 2 shall be true and correct in all material respects at and as of the Closing Date;

   the Sellers shall have performed and
complied with all of their covenants
hereunder in all material respects through the Closing;

   the Company and the Sellers shall
have procured the Survey and all of the
third party consents specified on Schedule
2.4(e) (except for those consents covered under Section 6.1(f) below);

   no action, suit, or proceeding shall
be pending or threatened before any court or quasi-judicial or administrative agency of any federal, state, local, or foreign jurisdiction or before any arbitrator wherein an unfavorable injunction, judgment, order, decree, ruling, or charge would (i) prevent consummation of any of the transactions contemplated by this
Agreement, (ii) cause any of the
transactions contemplated by this
Agreement to be rescinded following
consummation, (iii) affect adversely the right of the Buyer to own the Shares and to control the Company, or (iv) affect adversely the right of the Company to own its assets and to operate its businesses
(and no such injunction, judgment, order, decree, ruling, or charge shall be in effect);

   The Sellers shall have delivered to
the Buyer a certificate to the effect that each of the conditions specified above in
Section 6.1(a)-(d) is satisfied in all
respects;

   all applicable waiting periods (and
any extensions thereof) under the Hart-
Scott-Rodino Antitrust Improvements Act
shall have expired or otherwise been
terminated and the Parties shall have
received all other authorizations,
consents, and approvals of governments and governmental agencies;

   Eve shall have entered into an
employment and non-competition agreement with the Company and the Buyer in the form of Exhibit C hereto (the "Eve Employment
Agreement");

   Jenkins shall have entered into a
non-competition and consulting agreement with the Company and the Buyer in the form of Exhibit D hereto (the "Jenkins Non-
Competition and Consulting Agreement");

   the Buyer shall have received from
counsel for the Sellers an opinion, dated the Closing Date and in the form of Exhibit E;

   the Buyer shall have received the
resignations, effective as of the Closing, of each director and officer of the Company other than those whom the Buyer shall have specified in writing prior to the Closing; such resignation to be accompanied by a waiver of any and all claims against the Company in the form of Exhibit F;

   there shall not have occurred any
material adverse change since June 30,
1999 in the business, properties, assets, liabilities, results of operations, prospects or financial condition of the Company or physical loss or damage to any of the properties or assets (which, if covered by insurance could not be fully replaced within thirty (30) days of such loss or damage without payment by the Company of a deductible in excess of three percent (3%) of the loss amount) of the Company which materially and adversely affects or impairs the business now being or to be conducted by the Company, and the Sellers shall have delivered to the Buyer a certificate, signed by the Sellers and dated the Closing Date, to all such effects;

   the Sellers shall have delivered to
the Buyer: (i) a certified copy of the
charter of the Company from the Delaware
Secretary of State; (ii) certificates of good standing from the Ohio Secretary of State and the Delaware Secretary of State
(and any other state in which the Company is qualified); and (iii) a certified copy of the Company's bylaws;

   at Closing, the Sellers shall issue a
"bring down" certificate certifying that there have been no material changes in the information contained in the Schedules since the date of the prior certification, or if there have been changes, such changes, in the aggregate, will not have a material adverse effect on the Company;

   the Buyer shall have been given an
opportunity to review all financial and
legal aspects of the Company's business, including an inspection of its facilities, observation of a closing inventory, environmental assessment and a review of its accounting and tax records, and to conduct interviews of its officers and employees, and shall have discovered no information or circumstances that cause it to believe that the Company may suffer a material liability in the future that has not been adequately disclosed and/or reserved for on the Baseline Financial
Statement.

   the Company shall have terminated its
401(k) Pension Plan prior to the Closing
Date, and the employees of the Company
shall be eligible to participate in the
Buyer's 401(k) Plan, according to its
terms, effective as of the Closing Date;

   the Company shall have terminated its
employment contract with Eve;

   the 1996 Stockholders Agreement dated
as of October 1, 1996, as amended, by and among the Company and certain Sellers shall have been terminated;

   the Sellers shall have provided the
Buyer with proof of the approval by the
shareholders of the Company (in accordance with Delaware law and the Company's bylaws) of any direct or constructive payments to any employee, officer or director of the Company on account of a change of control of the Company so as comply with the exceptions for closely-held corporations under section 280G of the Code; and

   the Revocable Trust shall facilitate
the exercise of certain options to
purchase shares between the Revocable
Trust, Eve and certain other employees of the Company in such a manner so as to qualify as a tax deductible transaction to the Company under Section 1.83-6(d) of the Code regulations, which shall have been confirmed by the Buyer's auditors.
Furthermore, all amounts necessary to meet the tax withholding obligations of the Company on such exercises shall have been deposited with the Company before the Closing.

 The Buyer may waive any condition
specified in this Section 6.1 if it executes a writing so stating at or prior to the Closing.
  Conditions to Obligation of the
Sellers.

 The obligation of the Sellers to
consummate the transactions to be performed by them in connection with the Closing is subject to satisfaction of the following conditions:

   the representations and warranties
set forth in Article 3 above shall be true and correct in all material respects at and as of the Closing Date;

   the Buyer shall have performed and
complied with all of its covenants
hereunder in all material respects through the Closing;

   no action, suit, or proceeding shall
be pending or threatened before any court or quasi-judicial or administrative agency of any federal, state, local, or foreign jurisdiction or before any arbitrator wherein an unfavorable injunction, judgment, order, decree, ruling, or charge would (i) prevent consummation of any of the transactions contemplated by this
Agreement or (ii) cause any of the
transactions contemplated by this
Agreement to be rescinded following
consummation (and no such injunction,
judgment, order, decree, ruling, or charge shall be in effect);

   the Buyer shall have delivered to the
Sellers a certificate to the effect that each of the conditions specified above in
Section 6.2(a)-(c) is satisfied in all
respects;

   all applicable waiting periods (and
any extensions thereof) under the Hart-
Scott-Rodino Antitrust Improvements Act
shall have expired and otherwise been
terminated and the Parties and the Company shall have received all other authorizations, consents, and approvals of governments and governmental agencies;

   the Buyer shall have executed the Eve
Employment Agreement;

   the Buyer shall have executed the
Jenkins Non-Competition and Consulting
Agreement;

  the Sellers shall have received from
counsel for the Buyer an opinion, dated the Closing Date and in the form of Exhibit G; and

  the Buyer shall have procured all of
the third party consents specified on Schedule
3.2; and

  all actions to be taken by the Buyer
in connection with consummation of the
transactions contemplated hereby and all certificates, opinions, instruments, and other documents required to effect the transactions contemplated hereby will be reasonably satisfactory in form and substance to the Sellers.

 The Sellers may waive any condition
specified in this Section 6.2 if they execute a writing so stating that or prior to the Closing.


ARTICLE
REMEDIES FOR BREACHES OF THIS AGREEMENT
  Survival of Representations and
Warranties.

 Except as otherwise provided herein, all of the representations and warranties contained in this Agreement or in any certificate delivered pursuant to this Agreement relating to the representations and warranties contained in this Agreement will survive the Closing
(even if the damaged party knew or had reason to know of any misrepresentation or breach of warranty or covenant at the time of the Closing) and continue in full force and effect for a period of three (3) years after the Closing Date; provided, however, that (i) the representations and warranties set forth in Sections 2.3 and 2.9 shall survive indefinitely and (ii) the representations set forth in Sections 2.14, 2.15 and 2.23 shall survive until the expiration of the applicable state or federal statutory period of limitations to which the claim relates. No party will have any obligation to indemnify and Person pursuant to this Agreement with respect to any breach of a representation or warranty unless a specific claim has been validly made under this Agreement on or prior to the applicable survival period set forth above. The parties' indemnification obligations with respect to any breach of a representation in writing under this Agreement shall survive the applicable survival period to the extent (and solely to the extent) a claim has been properly asserted in writing prior to the expiration of the applicable survival period.
  Indemnification Provisions for
Benefit of the Buyer.

   Subject to Section 7.9(b), the
Sellers and Jenkins jointly and severally agree to defend, indemnify and hold the Buyer harmless from and against and with respect to any and all loss, damage, liability, deficiency, cost, obligation, or expense resulting from or with respect to (i) any breach of any covenant or warranty or representation or any material inaccuracy or material misrepresentation by the Sellers or the Company contained in this Agreement or any certificate or document delivered to the Buyer by the Sellers or the Company in connection with the transactions contemplated hereby; (ii) the failure of the Sellers, or any of the Sellers, to perform or comply with any covenant, agreement or obligation required by this Agreement to be performed or complied with by the Sellers; and (iii) all undisclosed, unbooked, under accrued or under reserved liabilities, including, but not limited to, assessments, taxes, penalties, interest, claims, losses, fines and judgments.

   Notwithstanding anything contained
herein, no claim for indemnification shall be made by the Buyer hereunder against the Sellers or Jenkins for any claim (or related claims) under Section 7.2(a) that does not exceed Fifty Thousand Dollars
($50,000), at which time the Sellers and Jenkins jointly and severally shall incur liability for the entire amount of any such claim (or related claims). In any event, the Sellers and Jenkins shall have no liability hereunder to the Buyer for any claims hereunder once the amount paid, in the aggregate, by the Sellers and Jenkins exceeds $10,000,000.
  Indemnification Provisions for
Benefit of the Sellers.

 The Buyer agrees to defend, indemnify and hold the Sellers harmless from and against and with respect to any and all loss, damage, liability, deficiency, cost, obligation, or expense resulting from or with respect to (i) any breach of any covenant or warranty or representation or any material inaccuracy or material misrepresentation by the Buyer contained in this Agreement or any certificate or document delivered by the Buyer to the Sellers in connection with the transactions contemplated hereby; and (ii) the failure of the Buyer to perform or comply with any covenant, agreement or obligation required by this Agreement to be performed or compiled with by the Buyer.

  Matters Involving Third Parties.

   If any third party shall notify any
Party (the "Indemnified Party") with
respect to any matter (a "Third Party
Claim") which may give rise to a claim
for indemnification against any other
Party (the "Indemnifying Party") under
this Article 7, then the Indemnified Party shall promptly notify each Indemnifying
Party thereof in writing; provided,
however, that no delay on the part of the Indemnified Party in notifying any
Indemnifying Party shall relieve the
Indemnifying Party from any obligation
hereunder unless (and then solely to the extent) the Indemnifying Party thereby is prejudiced.

   Any Indemnifying Party will have the
right to defend the Indemnified Party
against the Third Party Claim with counsel of its choice reasonably satisfactory to the Indemnified Party so long as (i) the Indemnifying Party notifies the
Indemnified Party in writing within
fifteen (15) days after the Indemnified
Party has given notice of the Third Party
Claim that the Indemnifying Party will
indemnify the Indemnified Party from and against the entirety of any losses the Indemnified Party may suffer resulting from, arising out of, relating to, in the nature of, or caused by the Third Party
Claim, (ii) the Indemnifying Party
provides the Indemnified Party with
evidence reasonably acceptable to the
Indemnified Party that the Indemnifying
Party will have the financial resources to defend against the Third Party Claim and fulfill its indemnification obligations hereunder, (iii) the Third Party Claim involves only money damages and does not seek an injunction or other equitable relief, (iv) settlement of, or an adverse judgment with respect to, the Third Party
Claim is not, in the good faith judgment of the Indemnified Party, likely to establish a precedential custom or practice materially adverse to the continuing business interests of the
Indemnified Party, and (v) the
Indemnifying Party conducts the defense of the Third Party Claim actively and diligently.

   So long as the Indemnifying Party is
conducting the defense of the Third Party
Claim in accordance with Section 7.4(b)
above, (i) the Indemnified Party may
retain separate co-counsel at its sole
cost and expense and participate in the
defense of the Third Party Claim, (ii) the Indemnified Party will not consent to the entry of any judgment or enter into any settlement with respect to the Third Party
Claim without prior written consent of the Indemnifying Party (not to be withheld unreasonably), and (iii) the Indemnifying
Party will not consent to the entry of any judgment or enter into any settlement with respect to the Third Party Claim without the prior written consent of the Indemnified Party (not to be withheld unreasonably).

   In the event any of the conditions in
Section 7.4(b) above is or becomes
unsatisfied, however, (i) the Indemnified
Party may defend against, and consent to the entry of any judgment or enter into any settlement with respect to, the Third
Party Claim in any manner it reasonably
may deem appropriate (and the Indemnified
Party need not consult with, or obtain any consent from, any Indemnifying Party in connection therewith), (ii) the
Indemnifying Parties will reimburse the
Indemnified Party promptly and
periodically for the costs of defending
against the Third Party Claim (including reasonable attorneys' fees and expenses), and (iii) the Indemnifying Parties will remain responsible for any adverse consequences the Indemnified Party may suffer resulting from, arising out of, relating to, in the nature of, or caused by the Third Party Claim to the fullest extent provided in this Article 7.

  Offer of Settlement.

 Notwithstanding anything contained in this
Article 7 to the contrary, if a full and unconditional settlement offer solely for money damages is made by the applicable third party involved in the Third Party Claim, which offer the Indemnifying Party notifies the Indemnified
Party in writing of the Indemnifying Party's willingness to accept, and the Indemnified
Party declines to accept such settlement offer, the Indemnified Party may continue to contest such claim, free of any participation by the Indemnifying Party, at the Indemnified Party's sole expense, and the amount of any ultimate liability with respect to which the Indemnifying Party has any obligation to pay hereunder shall be equal to the lesser of: (i) the amount of the settlement offer which the Indemnified Party declined to accept; or (ii) the ultimate losses incurred by the Indemnified
Party but subject to the limitations of
liability set forth in Section 7.4.

  Infringement Claims.

 If any Third Party Claim arises as a
result of the infringement or alleged
infringement by the Company due to its use or sale of any Company Intellectual Property
("Infringement Claim"), the Buyer agrees that in the event it or the Company continues the activities or services giving rise to the Infringement Claim after it or the Company has notice thereof, then notwithstanding anything to the contrary herein contained, such Infringement Claim shall not be subject to indemnification by Sellers hereunder to the extent such Infringement Claim relates to the continued action of such activities, including any special damages attributable to knowingly continuing such activities. In the event an Infringement Claim is settled or otherwise disposed of through a licensing, royalty or similar arrangement requiring payments based on future sales of the products by Buyer or the Company, Buyer shall make (or shall cause the Company to make) such payments itself, and such payments shall not be subject to indemnification hereunder.
  Notice of Claim.

 When a Party determines in good faith that it has a claim or potential claim for indemnification pursuant to this Article 7 it shall deliver notice thereof to the other Party at the address specified in Section 11.7. Such notice shall set forth the section or sections under this Agreement pursuant to which such claim is made and the amount or estimate of the claim and shall state, in reasonable detail, the basis for such claim. The Indemnifying
Party shall have twenty (20) days after receipt of a notice of claim within which to either pay such claim or notify the Indemnified Party of the Indemnifying Party's disagreement with all or a portion of said claim. If the Indemnified
Party has not received notice of disagreement from the Indemnifying Party within the twenty
(20) day period, the amount of the claim shall be compensible in full. If the Indemnified
Party receives within the twenty (20) day period a notice of disagreement regarding only a portion of a claim, the portion of the claim not subject to disagreement shall be compensible. If the Parties are unable to resolve the validity or the amount of a claim after said twenty (20) day period, then the dispute may be resolved by arbitration to be conducted in Chattanooga, Tennessee, in accordance with the Arbitration Rules of the Center for Public Resources, New York, New York for Non-Administered Arbitration of Business
Disputes, as they exist on the date of this Agreement, and the decision rendered by the arbitrator (who shall be selected by mutual consent by the Parties and, if the Parties are unable to agree on an arbitrator, an arbitrator shall be selected by the Center for Public
Resources in New York, New York) shall be binding upon the Parties. Any such arbitration shall take place in Chattanooga, Tennessee.
Any judgment upon any arbitration award may be entered in the highest state or federal court having jurisdiction thereof. Nothing herein shall be deemed to prevent the Buyer from making a claim for indemnification hereunder for potential or contingent claim or demand to the extent then feasible and the Buyer has reasonable grounds to believe that such a claim or demand may be made.
  Other Indemnification Provisions.

 The foregoing indemnification provisions are in addition to, and not in derogation of, any statutory, equitable, or common law remedy any Party may have with respect to the Company or the transactions contemplated by this Agreement. The Sellers hereby agree that they will not make any claim for indemnification against the Company by reason of the fact that any of them was a director, officer, employee, or agent of any such entity or was serving at the request of any such entity as a partner, trustee, director, officer, employee, or agent of another entity (whether such claim is for judgments, damages, penalties, fines, costs, amounts paid in settlement, losses, expenses or otherwise and whether such claim is pursuant to any statute, charter document, bylaw, agreement, or otherwise) with respect to any action, suit, proceeding, complaint, claim, or demand brought by the Buyer against the Sellers
(whether such action, suit, proceeding,
complaint, claim, or demand is pursuant to this Agreement, applicable law, or otherwise).


  Indemnification Limitations


   The Company will have no duty to
indemnify any Seller or contribute funds for the benefit of any Seller, and each Seller waives any right to indemnification or contribution from the Company.

   Notwithstanding anything to the
contrary contained in this Article 7: (i) the Sellers shall not be liable for incidental damages, indirect damages, or speculative damages; (ii) the Buyer shall not be entitled to recover more than once for any loss, damage, liability, deficiency, cost, obligation, or expense that may have resulted from the breach of more than one of the Company, Jenkins or Sellers' representations or warranties or the breach of more than one of the Company, Jenkins or Sellers' covenants or agreements hereunder; (iii) in no event will the total liability of any of the Sellers for all losses, damages, liabilities, deficiencies, costs, obligations, or expenses pursuant to this
Article 7 or elsewhere in this Agreement exceed an amount equal to such Seller's
Pro Rata Percentage of the Purchase Price.
As used herein, the term "Pro Rata
Percentage" shall mean a percentage
calculated by dividing the number of
Shares owned by a Seller by the total
number of outstanding Shares as of the
Closing Date.  For example, if a Seller's
Pro Rata Percentage of the Purchase Price equals $100,000, then the maximum amount for which that Seller would be liable under this Section 7 would be $100,000 in the aggregate.

   Notwithstanding anything to the
contrary contained in this Article 7, the Sellers and Jenkins shall have no indemnification obligations in connection with or related to state sales and use taxes and penalties and interest thereon.

   The Company has insurance coverage of
$4,000,000 to cover the possible damages, costs and expenses incurred in connection with that certain case styled Estate of Kenneth Lane v. American Augers, Inc. The
Sellers and Jenkins shall have no
indemnification obligations relating to
said case; provided, however, that if the insurance carrier denies any coverage or covers less than the full amount of all damages, costs and expenses, in the aggregate, up to $4,000,000 in connection with the defense of said case then the Sellers and Jenkins shall have the indemnification obligations set forth in
Section 7.2.

   The Company has insurance coverage of
$2,000,000 to cover the possible damages, costs and expenses incurred in connection with that certain case styled Dana J.
Stickler, Widow and administratrix of the Estate of Harry D. Stickler, deceased v.
American Augers, Inc.  The Sellers and
Jenkins shall have no indemnification
obligations relating to said case;
provided, however, that if the insurance carrier denies any coverage or covers less than the full amount of all damages, costs and expenses, in the aggregate, less than $2,000,000 in connection with the defense of said case then the Sellers and Jenkins shall have the indemnification obligations set forth in Section 7.2.

 .
ARTICLE
TAX MATTERS

 The following provisions shall govern the allocation of responsibility as between the Buyer and the Sellers for certain tax matters following the Closing Date:
  Tax Periods Ending on or Before the
Closing Date.

 The Buyer shall prepare or cause to be
prepared in accordance with the terms of this Agreement and file or cause to be filed all tax returns for the Company for all periods ending on or prior to the Closing Date which are filed after the Closing Date. The Buyer shall permit the Sellers to review and comment on each such tax return described in the preceding sentence prior to filing. The Sellers' obligation to reimburse the Buyer for taxes of the Company with respect to such period to the extent such taxes are not reflected in the reserve for tax liability is set forth in Section 7.2.
  Tax Periods Beginning Before and
Ending After the Closing Date.

 The Buyer shall prepare or cause to be
prepared and file or cause to be filed any tax returns of the Company for tax periods which begin before the Closing Date and end after the Closing Date. The Sellers' obligation to reimburse the Buyer an amount equal to the portion of such taxes which relates to the portion of such taxable period ending on the Closing Date to the extent such taxes are not reflected in the reserve for tax liability is set forth in Section 7.2. For purposes of this Section, in the case of any taxes that are imposed a periodic basis and are payable for a taxable period that includes (but does not end on) the Closing Date, the portion of such tax which relates to the portion of such taxable period ending on the Closing Date shall (a) in the case of any taxes other than taxes based upon or related to income or receipts, be deemed to be the amount of such tax for the entire taxable period multiplied by a fraction the numerator of which is the number of days in the taxable period ending on the Closing Date and the denominator of which is the number of days in the entire taxable period, and (b) in the case of any tax based upon or related to income or receipts be deemed equal to the amount which would be payable if the relevant taxable period ended on the Closing Date. Any credits relating to a taxable period that begins before and ends after the Closing Date shall be allocated in the same manner. All determinations necessary to give effect to the foregoing allocations shall be made in a manner consistent with prior practice of the Company.
  Disputes as to Tax Returns.

 If the Sellers have an obligation to
reimburse the Buyer for taxes under either
Section 8.1 or Section 8.2 and if the Sellers object to matters on the tax returns filed thereunder, then the specific matters in dispute shall be submitted to KPMG's Cleveland, Ohio office or to another national, independent accounting firm (other than Ernst & Young,
L.L.P. or Arthur Andersen, L.L.P.) approved by the Sellers and the Buyer. As expeditiously as possible, and in any event within ten (10) days of submission, KPMG (or such other independent accounting firm) will deliver to the Sellers and the Buyer its determination of the specified matters in dispute, which determination shall be final and binding on the parties hereto. The fees and expenses of KPMG
(or such other independent accounting firm) shall be borne one-half by the Sellers and one-half by the Buyer.
  Cooperation on Tax Matters.

   the Buyer and the Sellers shall
cooperate fully, as and to the extent
reasonably requested by the other Party, in connection with the filing of tax returns pursuant to this Section and any audit, litigation or other proceeding with respect to taxes. Such cooperation shall include the retention and (upon the other
Party's request) the provision of records and information which are reasonably relevant to any such audit, litigation or other proceeding and making employees available on a mutually convenient basis to provide additional information and explanation of any material provided hereunder.

   the Buyer and the Sellers further
agree, upon request, to use their best
efforts to obtain any certificate or other document from any governmental authority or any other person or entity as may be necessary to mitigate, reduce or eliminate any tax that could be imposed (including, but not limited to, with respect to the transactions contemplated hereby).

   the Buyer and the Sellers further
agree, upon request, to provide the other
Party with all information that either
party may be required to report pursuant to Section 6043 of the Code and all regulations promulgated thereunder.
  Certain Taxes.

 All transfer, documentary, sales, use,
stamp, registration and other such taxes and fees (including any penalties and interest) incurred in connection with this Agreement, shall be paid by the Buyer when due, and the Buyer will, at its own expense, file all necessary tax returns and other documentation with respect to all such transfer, documentary, sales, use, stamp, registration and other taxes and fees, and, if required by applicable law, the Sellers will join in the execution of any such tax returns and other documentation.

ARTICLE
TERMINATION
  Termination of Agreement.

 The Parties may terminate this Agreement as provided below:

   the Buyer and the Sellers may
terminate this Agreement by mutual consent at any time prior to the Closing;

   the Buyer may terminate this
Agreement by giving written notice to the Sellers on or before the Closing Date if the Buyer's continuing business, legal, environmental, and accounting due diligence regarding the Company reveals any fact or facts that would or could reasonably likely result in materially adverse consequences or changes to the business of the Company as presently conducted subsequent to the consummation of the transactions contemplated by this Agreement;

   the Buyer may terminate this
Agreement by giving written notice to the Sellers at any time prior to the Closing
(i) in the event any of the Sellers have breached any material representation, warranty, or covenant contained in this Agreement in any material respect, the Buyer has notified the Sellers of the breach, and the breach has continued without cure for a period of thirty (30) days after the notice of the breach or
(ii) if the Closing shall not have
occurred on or before November 30, 1999, by reason of the failure of any condition precedent under Section 6.1 hereof (unless the failure results primarily from the Buyer itself breaching any representation, warranty, or covenant contained in this Agreement); and

   the Sellers may terminate this
Agreement by giving written notice to the Buyer at any time prior to the Closing in the event the Buyer has breached any material representation, warranty, or covenant contained in this Agreement in any material respect, any of the Sellers has notified the Buyer of the breach, and the breach has continued without cure for a period of thirty (30) days after the notice of breach or (ii) if the Closing shall not have occurred on or before November 30, 1999, by reason of the failure of any condition precedent under
Section 6.1 hereof (unless the failure
results primarily from the Company, the
Sellers or Jenkins itself or themselves
breaching any representation, warranty, or covenant contained in this Agreement).
  Effect of Termination.

 If any Party terminates this Agreement
pursuant to Section 9.1 above, all rights and obligations of the Parties hereunder shall terminate without any liability of any Party to any other Party (except for any liability of any Party then in breach).

MISCELLANEOUS
  Seller Agents.

(a) Each Seller has made, constituted and appointed, and by the execution of this Agreement irrevocably makes, constitutes and appoints Roger K. Eve and Phil Jenkins as such Seller's true and lawful attorneys-in-fact and agents (the "Seller
Agents") to act for such Seller in such
Seller's name, (i) to participate in the Closing and take all other such actions in connection with the transactions contemplated hereby and to receive, respond to and settle all claim notices and to receive, respond to and settle all other notices, communications and matters directed to such Seller under this Agreement (or to the Seller Agents on behalf of such Seller) and to take any action (or to determine to take no action) with respect thereto at or following the Closing as the Seller Agents may deem appropriate as effectively as such Seller could act for himself including, without limitation, delivery of certificates?representing the Shares and acceptance of payments due at the Closing, execution and delivery of documents and certificates and the settlement and compromise of any issue, dispute or controversy relating to the transactions contemplated hereby, (ii) to negotiate, terminate or amend this Agreement and the Closing Documents and (ii) to execute and deliver all instruments and documents of every kind incident to the foregoing for all intents and purposes and with the same effect as such Seller could do personally, and each such Seller hereby ratifies and confirms as such Seller's own act all that the Seller Agents shall do or cause to be done pursuant to the provisions hereof.

(b) The death, incapacity, termination or dissolution of any Seller shall terminate the authority and agency of the Seller
Agents with respect to such Seller.

(c) Each Seller hereby agrees to
indemnify the Seller Agents and hold the Seller Agents harmless against any loss, liability or expense incurred without negligent conduct or bad faith on the part of the Seller Agents and arising out of or in connection with his duties as Seller
Agents for such Seller, including the
costs and expenses incurred by such Seller
Agents in defending against any claim of liability in connection therewith.

(d) Each Seller hereby releases the Buyer from any liability or loss incurred by such Seller as a result of the performance or failure to perform by the Seller Agents of their obligations in connection with this Agreement.

(e) By their execution hereof, Roger K.
Eve and Phil Jenkins accept their
appointment as Seller Agents hereunder by each Seller, agrees to exercise the rights and perform the obligations of Seller
Agents in accordance with the terms and
conditions of this Agreement, and
acknowledges that they are accepting the position of Seller Agents solely in reliance upon the provisions of this Agreement and not, either in whole or in part, upon any other contract, agreement, commitment or understanding

  Knowledge.

As used herein, the term "knowledge" (or words of similar import) means that an individual shall be deemed to have knowledge of a particular fact or other matter if (a) such individual is actually aware of such fact or other matter, or (b) a prudent individual similarly situated could be expected to discover or otherwise become aware of such fact or other matter in the course of carrying out his or her duties or conducting a reasonably comprehensive investigation concerning the existence of such fact or other matter; the term "to the Company's knowledge" or "to the knowledge of the Company" (or words of similar import) means the knowledge of all key management personnel of the Company concerning the matters to which such representations and warranties relate, including, but not limited to, Roger K. Eve, Chairman and Chief Executive
Officer, Michael T. Mooney, Chief Financial
Officer, and Brad Dolan, Controller.
  Press Releases and Public
Announcements.

 It is the understanding of the parties
that on or within three (3) days after the date of execution of this Agreement, the Sellers and the Buyer will jointly announce the subject matter of this Agreement to the employees of the Company, and the Buyer will issue press releases and make the requisite government notice filings.
  No Third-Party Beneficiaries.

 This Agreement shall not confer any rights or remedies upon any person or entity other than the Parties and their respective successors and permitted assigns.
  Entire Agreement.

 This Agreement (including the documents, schedules and exhibits referred to herein) constitutes the entire agreement among the Parties and supersedes any prior understandings, agreements, or representations by or among the Parties, written or oral, to the extent they related in any way to the subject matter hereof.
  Succession and Assignment.

 This Agreement shall be binding upon and inure to the benefit of the Company and the Parties named herein and their respective heirs, personal representative, estates, successors and permitted assigns. Neither the Company nor any Party may assign either this Agreement or any of his or its rights, interests, or obligations hereunder without the prior written approval of the Buyer and the Sellers; provided, however, that the Buyer may
(i) assign any or all of its rights and
interests hereunder to one or more of its affiliated companies and (ii) designate one or more of its affiliate companies to perform its obligations hereunder (in any or all of which cases the Buyer nonetheless shall remain responsible for the performance of all of its obligations hereunder).
  Counterparts.

 This Agreement may be executed in one or more counterparts, each of which shall be deemed an original but all of which together will constitute one and the same instrument.
  Headings.

 The section headings contained in this
Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.
  Notices.

 All notices, requests, demands, claims,
and other communications hereunder will be in writing. Any notice, request, demand, claim, or other communication hereunder shall be deemed duly given if (and then two business days after) it is sent by registered or certified mail, return receipt requested, postage prepaid, and addressed to the intended recipient as set forth below:

If to the Buyer:

Astec Industries, Inc.
P. O. Box 72787
4101 Jerome Ave.
Chattanooga, TN  37407
Attn:  Richard Bethea
Fax:  (423) 877-1818


With a Copy to:

Chambliss, Bahner & Stophel, P.C.
1000 Tallan Building
Two Union Square
Chattanooga, TN  37402
Attn: E. Stephen Jett
Fax:  (423) 265-9574

If to the Sellers and/or Seller Agents:

Roger K. Eve
4334 Woodlake Trail
Wooster, OH 44691
Fax: (330) 345-8575

Phil Jenkins
6589 Jackson Road
Ann Arbor, MI 48103
Fax: (734) 663-3553

With a Copy to:

Kahn, Kleinman, Yanowitz & Arnson, L.P.A.
The Tower at Erieview
Suite 2600
Cleveland, OH  44114
Attn: Marc H. Morgenstern
Fax:  (216) 696-1009


 Any Party may send any notice, request,
demand, claim , or other communication
hereunder to the intended recipient at the address set forth above using any other means
(including personal delivery, expedited
courier, messenger service, telecopy or
ordinary mail), but no such notice, request, demand, claim, or other communication shall be deemed to have been duly given unless and until it actually is received by the intended recipient. Any Party may change the address to which notices, requests, demands, claims, and other communications hereunder are to be delivered by giving the other Parties notice in the manner herein set forth.
  Governing Law.

 This Agreement shall be governed by and
construed in accordance with the domestic laws of the State of Tennessee without giving effect to any choice or conflict of law provision or rule (whether of the State of Tennessee or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of Tennessee.
  Amendments and Waivers.

 No amendment of any provision of this
Agreement shall be valid unless the same shall be in writing and signed by the Buyer and the Seller Agents. No waiver by any Party of any default, misrepresentation, or breach of warranty or covenant hereunder, whether intentional or not, shall be deemed to extend to any prior or subsequent fault, misrepresentation, or breach of warranty or covenant hereunder or affect in any way any rights arising by virtue of any prior or subsequent such occurrence. The course of conduct or course of dealing of the parties shall not operate to modify or waive the provisions of this Section.
  Severability.

 Any term or provision of this Agreement
that is invalid or unenforceable in any
situation in any jurisdiction shall not affect the validity or enforceability of the remaining terms and provisions hereof or the validity or enforceability of the offending term or provision in any other situation or in any other jurisdiction. In such event, the offending provision shall be modified to the minimum extent necessary to make it valid and enforceable.
  Expenses.

 Each of the Parties shall bear its own
costs and expenses (including legal fees and expenses) incurred in connection with this Agreement and the transactions contemplated hereby.
  Construction.

 The Parties have participated jointly in the negotiation and drafting of this Agreement.
In the event an ambiguity or question of intent or interpretation arise, this Agreement shall be construed as if drafted jointly by the Parties and no presumption or burden of proof shall arise favoring or disfavoring any Party by virtue of the authorship of any of the provisions of this Agreement. Any reference to any federal, state, local, or foreign statute or law shall be deemed also to refer to all rules and regulations promulgated thereunder, unless the context requires otherwise. The word "including" shall mean including without limitation. The Parties intend that each representation, warranty, and covenant contained herein shall have independent significance. If any Party has breached any representation, warranty, or covenant contained herein in any respect, the fact that there exists another representation, warranty, or covenant relating to the same subject matter
(regardless of the relative levels of
specificity) which the Party has not breached shall not detract from or mitigate the fact that the Party is in breach of the first representation, warranty, or covenant.
  Incorporation of Exhibits and
Schedules.

 The Exhibits and Schedules identified in this Agreement are incorporated herein by reference and made a part hereof.
  Specific Performance.

 Each of the Parties acknowledges and
agrees that the other Parties would be damaged irreparably in the event any of the provisions of this Agreement are not performed in accordance with their specific terms or otherwise are breached. Accordingly, each of the Parties agrees that the other Party shall be entitled to an injunction or injunctions to prevent breaches of the provisions of this Agreement and to enforce specifically this Agreement and the terms and provisions hereof in any action instituted in any court of the United States or any state thereof having jurisdiction over the Parties and the matter, in addition to any other remedy to which they may be entitled, at law or in equity.

 IN WITNESS WHEREOF, the Parties hereto
have executed this Agreement on the date first above written.

ASTEC INDUSTRIES, INC.


By:

Title:/s/ Richard W. Bethea


SELLERS:

/s/ Roger K. Eve
Roger K. Eve


The Phil Jenkins Revocable Living Trust dated
1/6/67

By: /s/ Steve Tracy
 Steve Tracy, Trustee


The Ann Arbor Hands-On Museum Irrevocable Trust dated 9/17/99

By: /s/ Steve Tracy
 Steve Tracy, Trustee

The Dexter Intergenerational Care Center, Inc.
Irrevocable Trust dated 9/18/99

By: /s/ Steve Tracy
 Steve Tracy, Trustee


The Chelsea Community Hospital Irrevocable
Trust dated 9/18/99

By: /s/ Steve Tracy
 Steve Tracy, Trustee


/s/ Michael T. Mooney
Michael T. Mooney

/s/ Denis Fox
Denis Fox

/s/ Thomas Hartzler
Thomas Hartzler

/s/ William Riel
William Riel

/s/ Leonard Craig Johnson
Leonard Craig Johnson


/s/ Lisa King
Lisa King

/s/Tim Small
Tim Small

COMPANY:

AMERICAN AUGERS, INC.


By:/s/ Phil Jenkins
Phil Jenkins






                              EXHIBIT 10.30

Stock Purchase Agreement, dated November 1, 1999, by and among SIMCO, LLC and the Superior Industries of Morris, Inc. Employee Stock Ownership Plan and Astec Industries, Inc.




ACQUISITION OF SUPERIOR INDUSTRIES OF MORRIS, INC.

BY

ASTEC INDUSTRIES, INC.

November 1, 1999

TABLE OF CONTENTS

Headings                                               Page No.

ARTICLE 1: DEFINITIONS                                     2
SECTION 1.1 SPECIFIC DEFINITIONS.                          2
SECTION 1.2 OTHER TERMS.                                   5
SECTION 1.3 OTHER DEFINITIONAL PROVISIONS.                 5
ARTICLE 2: PURCHASE AND SALE OF SHARES                     6
SECTION 2.1 PURCHASE AND SALE OF SHARES.                   6
SECTION 2.2 PURCHASE AND SALE OF PREMISES.                 6
SECTION 2.3 SHARE CONSIDERATION, REAL ESTATE
            CONSIDERATION AND ESCROW AMOUNT.               6
SECTION 2.4 CLOSING; DELIVERY AND PAYMENT.                 7
ARTICLE 3: REPRESENTATIONS AND WARRANTIES
           OF THE COMPANY AND THE MAJORITY
           SHAREHOLDERS                                    7
SECTION 3.1 ORGANIZATION AND AUTHORITY OF COMPANY.         7
SECTION 3.2 CAPITALIZATION OF COMPANY.                     7
SECTION 3.3 FINANCIAL STATEMENTS.                          8
SECTION 3.4 ABSENCE OF CERTAIN CHANGES, EVENTS
            OR LIABILITIES.                                8
SECTION 3.5 LITIGATION.                                   10
SECTION 3.6 COMPLIANCE WITH LAW; PERMITS.                 10
SECTION 3.7 CONSENTS AND APPROVALS.                       11
SECTION 3.8 TAX MATTERS.                                  11
SECTION 3.9 MATERIAL CONTRACTS.                           11
SECTION 3.10 LABOR MATTERS.                               12
SECTION 3.11 BENEFIT PLANS.                               12
SECTION 3.12 ENVIRONMENTAL MATTERS.                       13
SECTION 3.13 BROKERS AND FINDERS.                         13
SECTION 3.14 TANGIBLE ASSETS.                             14
SECTION 3.15 INTANGIBLE ASSETS.                           14
SECTION 3.16 EMPLOYEES.                                   14
SECTION 3.17 INSURANCE.                                   15
SECTION 3.18 INVENTORY.                                   16
SECTION 3.19 YEAR 2000 COMPLIANCE.                        16
SECTION 3.20 COMPLETENESS OF STATEMENTS; EFFECT OF
             REPRESENTATIONS AND WARRANTIES.              17
ARTICLE 4: REPRESENTATIONS AND WARRANTIES OF
           SIMCO AND THE MAJORITY  SHAREHOLDERS           17
SECTION 4.1 ORGANIZATION AND AUTHORITY OF SIMCO.          17
SECTION 4.2 BROKERS AND FINDERS.                          17
SECTION 4.3 REAL PROPERTY.                                18
SECTION 4.4 ENVIRONMENTAL MATTERS.                        19
SECTION 4.5 LEGAL PROCEEDINGS.                            19
SECTION 4.6 CONSENTS AND APPROVALS.                       19
SECTION 4.7 COMPLETENESS OF STATEMENTS; EFFECT OF
            REPRESENTATIONS AND WARRANTIES.               19
ARTICLE 5:  REPRESENTATIONS AND WARRANTIES OF
            THE MAJORITY SHAREHOLDERS                     20
SECTION 5.1 BROKERS AND FINDERS.                          20
SECTION 5.2 REAL PROPERTY.                                20
SECTION 5.3 ENVIRONMENTAL MATTERS.                        21
SECTION 5.4 LEGAL PROCEEDINGS.                            22
SECTION 5.5 CONSENTS AND APPROVALS.                       22
SECTION 5.6 SECTION 1031 EXCHANGE.                        22
SECTION 5.7 COMPLETENESS OF STATEMENTS; EFFECT OF
            REPRESENTATIONS AND WARRANTIES.               22
ARTICLE 6: REPRESENTATIONS AND WARRANTIES OF THE
           ESOP AND THE MAJORITY  SHAREHOLDERS            23
SECTION 6.1 AUTHORITY OF THE ESOP.                        23
SECTION 6.2 BROKERS AND FINDERS.                          23
SECTION 6.3 ESOP SHARES.                                  23
SECTION 6.4 LEGAL PROCEEDINGS.                            23
SECTION 6.5 CONSENTS AND APPROVALS.                       24
SECTION 6.6 NO DISSENTERS' RIGHTS.                        24
SECTION 6.7 COMPLETENESS OF STATEMENTS; EFFECT OF
            REPRESENTATIONS AND WARRANTIES.               24
ARTICLE 7: REPRESENTATIONS AND WARRANTIES OF BUYER        24
SECTION 7.1 ORGANIZATION AND AUTHORITY OF BUYER.          24
SECTION 7.2 BROKERS AND FINDERS.                          25
SECTION 7.3 FINANCIAL CAPABILITY.                         25
SECTION 7.4 SECURITIES ACT.                               25
SECTION 7.5 LEGAL PROCEEDINGS.                            25
SECTION 7.6 CONSENTS AND APPROVALS.                       25
ARTICLE 8: TAX MATTERS                                    26
SECTION 8.1 TAX INDEMNIFICATION.                          26
SECTION 8.2 TAX RETURNS.                                  26
SECTION 8.3 CONTEST PROVISIONS.                           27
SECTION 8.4 ASSISTANCE AND COOPERATION.                   27
SECTION 8.5 TRANSFER TAXES.                               28
SECTION 8.6 SURVIVAL OF OBLIGATIONS.                      28
ARTICLE 9: CERTAIN COVENANTS AND AGREEMENTS               28
SECTION 9.1 ACCESS AND INFORMATION.                       28
SECTION 9.2 REGISTRATIONS, FILINGS AND CONSENTS.          28
SECTION 9.3 CONDUCT OF BUSINESS.                          29
SECTION 9.4 BEST EFFORTS.                                 29
SECTION 9.5 RETENTION OF BOOKS AND RECORDS.               29
SECTION 9.6 HART-SCOTT-RODINO.                            30
SECTION 9.7 FURTHER ASSURANCES.                           30
SECTION 9.8 ENVIRONMENTAL CONCERNS.                       30
SECTION 9.9 EMPLOYEE BENEFIT MATTERS.                     31
ARTICLE 10:0 CONDITIONS TO THE PURCHASE AND SALE          31
SECTION 10.1 GENERAL CONDITIONS TO THE PURCHASE AND
             SALE RELATING TO PARTIES.                    31
SECTION 10.2 CONDITIONS TO PURCHASE BY BUYER.             32
SECTION 10.3 CONDITIONS TO SALE BY SELLERS.               33
ARTICLE 11:0 INDEMNIFICATION                              34
SECTION 11.1 SURVIVAL; RIGHTS AND REMEDIES NOT
             AFFECTED BY KNOWLEDGE.                       34
SECTION 11.2 INDEMNIFICATION AND PAYMENT OF DAMAGES
             BY THE MAJORITY SHAREHOLDERS.                34
SECTION 11.3 INDEMNIFICATION AND PAYMENT OF DAMAGES
             BY SIMCO.                                    36
SECTION 11.4 INDEMNIFICATION BY BUYER.                    37
SECTION 11.5 INDEMNITY CLAIMS.                            37
SECTION 11.6 NO LIABILITY OF COMPANY.                     39
ARTICLE 12:0    TERMINATION                               39
SECTION 12.1 TERMINATION.                                 39
ARTICLE 13:0   MISCELLANEOUS                              40
SECTION 13.1 EXPENSES.                                    40
SECTION 13.2 BEST EFFORTS; FURTHER ASSURANCES.            40
SECTION 13.3 PUBLIC DISCLOSURE.                           41
SECTION 13.4 ASSIGNMENT.                                  41
SECTION 13.5 AMENDMENTS AND WAIVERS.                      41
SECTION 13.6 ENTIRE AGREEMENT.                            41
SECTION 13.7 SCHEDULES.                                   41
SECTION 13.8 NOTICES.                                     41
SECTION 13.9 GOVERNING LAW.                               41
SECTION 13.10 SEVERABILITY.                               42
SECTION 13.11 SECTION HEADINGS.                           42
SECTION 13.12 COUNTERPARTS.                               42
SECTION 13.13 REPRESENTATION BY COUNSEL; INTERPRETATION.  42
SECTION 13.14 ARBITRATION CLAUSE.                         42


ACQUISITION AGREEMENT

THIS ACQUISITION AGREEMENT (this "Agreement") is made and entered into by and among Neil E. Schmidgall and Linda M. Schmidgall, individually and as Trustees of the Neil E. Schmidgall Revocable Living Trust and the Linda M. Schmidgall Revocable Living Trust, Paul Schmidgall, individually and as trustee of the Neil E. Schmidgall and Linda M. Schmidgall Charitable Remainder Unitrust, and Shawn Schmidgall (each of the foregoing referred to individually as "Majority Shareholder" and collectively as "Majority Shareholders"), SIMCO, LLC, a Minnesota limited liability company ("SIMCO"), the Superior Industries of Morris, Inc. Employee Stock Ownership Plan (the "ESOP"), Superior Industries of Morris, Inc., a Minnesota corporation (the "Company"), and Astec Industries, Inc., a Tennessee corporation (the "Buyer").


R E C I T A L S:


WHEREAS, the Majority Shareholders collectively own
140,000 issued and outstanding shares of capital stock of the Company (the "Schmidgall Shares") in the respective amounts set forth in Exhibit A; and

WHEREAS, the ESOP owns the remaining 60,000 shares of the issued and outstanding shares of the capital stock of the Company (the "ESOP Shares"; the ESOP Shares and the Schmidgall Shares are referred to collectively as the "Company Shares"); and

WHEREAS, the Majority Shareholders and the ESOP desire to sell and transfer to Buyer (as defined herein), and Buyer desires to purchase from the Majority Shareholders and the ESOP, the Company Shares, as more specifically provided herein; and

 WHEREAS, SIMCO and Neil Schmidgall collectively own real property and improvements located in Morris, Minnesota, which constitutes all the real property and improvements used in connection with the business operations of the Company (the "Premises"); and

WHEREAS, SIMCO and Neil Schmidgall desire to sell and transfer the Premises, as more specifically provided herein.

NOW, THEREFORE, in consideration of the mutual covenants and undertakings contained herein, and subject to and on the terms and conditions herein set forth, the parties intending to be legally bound hereby agree as follows:



ARTICLE  : DEFINITIONS

Section 1.1   Specific Definitions.

As used in this Agreement and any Exhibits, Schedules, or certificates delivered pursuant hereto, the following terms shall have the following meanings:

"Agreement" means this Agreement and all Exhibits and Schedules.

"Affiliate" means, with respect to any Person, any other
Person directly or indirectly controlling, controlled by, or under common control with, such other Person. For the purposes of this definition, "control" of a Person means the power, direct or indirect, to direct or cause the direction of the management and policies of such Person, whether by ownership of securities, contract, law or otherwise and the terms "controlling" and "controlled" shall have meanings correlative to the foregoing.

"Antitrust Division" means the Antitrust Division of the United States Department of Justice.

"Benefit Plans" has the meaning set forth in Section 3.11

"Breach" has the meaning set forth in Section 11.2

"Buyer" means Astec Industries, Inc., a Tennessee corporation. Buyer may designate at or prior to the Closing Date a wholly-owned subsidiary to complete the transactions set forth in the Agreement. Buyer and such subsidiary shall be jointly and severally responsible for the obligations of the Buyer under this Agreement.

 "Buyer's Indemnitees"  has the meaning set forth in Section 11.2.

 "Claim" has the meaning set forth in Section 11.5.

"Claim Notice" has the meaning set forth in Section 11.5.

"Closing" has the meaning set forth in Section 2.4.

"Closing Date" means the date of the Closing.

"Code" means the Internal Revenue Code of 1986, as amended to the date hereof.

 "Company" means Superior Industries of Morris, Inc., a
Minnesota corporation.

 "Company Shares" has that meaning set forth in the recitals.

 "Damages" means debts, obligations, losses, claims, damages (including incidental and consequential damages), liabilities, deficiencies, proceedings, demands, assessments, orders, judgments, writs, decrees, costs and other expenses (including costs of investigation and defense and reasonable attorneys' fees) or diminution of value, whether or not involving a third-party claim, of any nature and of any kind whatsoever.

 "EEOC" has the meaning set forth in Section 3.10.

 "Encumbrances" means any charges, claims, community property interests, conditions, equitable interests, liens, mortgages, easements, rights-of way, options, pledges, security interests, rights of first refusal or restrictions of any kind, including any restrictions on use, voting, transfer, receipt of income or exercise of any other attribute of ownership.

 "Environmental Concerns" has the meaning set forth in Section 9.8.

"Environmental Laws" has the meaning set forth in Section 3.12.

"ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

"ESOP" means the Superior Industries of Morris, Inc.
Employee Stock Ownership Plan.

 "ESOP Shares" has that meaning set forth in the recitals.

"Financial Statements" has the meaning set forth in Section 3.3.

"FTC" means the Federal Trade Commission.

"GAAP" means generally accepted accounting principles in the United States of America, as in effect from time to time.

"Hazardous Activity" means the distribution, generation, handling, importing, management, manufacturing, processing, production, refinement, release, storage, transfer, transportation, treatment, or use (including any withdrawal or other use of groundwater) of Hazardous Materials in, on, under, about, or from the Premises or any part thereof into the environment, and any other act, business, operation, or a thing that increases the danger, or a risk of danger, or poses an unreasonable risk of harm to persons or property on or off the Premises, or that may affect the value of the Premises or the Company.

 "Hazardous Materials" means any waste or other substance that is listed, defined, designated, or classified as, or otherwise determined to be, hazardous, radioactive, or toxic or a pollutant or a contaminate under or pursuant to any Environmental Law, including any mixture or solution thereof, and specifically including petroleum and all derivatives thereof or synthetic substance therefor and asbestos or asbestos-containing materials.

"HSR Act" means the Hart-Scott-Rodino Antitrust
Improvements Act of 1976, as amended.

"Indemnitee" has the meaning set forth in Section 11.5.

"Indemnifying Party" has the meaning set forth in Section 11.5.

 "Information Technology" has the meaning set forth in Section 3.19.

 "Interim Financial Statements" has the meaning set forth in Section 3.3.

"IRS" means the Internal Revenue Service.

 "Majority Shareholders" has the meaning set forth in the recitals.

"Material Adverse Effect" means a material adverse
effect on   the business, operations, properties, assets,
prospects or condition (financial or otherwise) of Company,
taken as a whole,   the Premises, or   on any Seller's
ability to perform any of their obligations under this Agreement and consummate the transactions contemplated hereby.

"Material Contracts" has the meaning set forth in Section 3.9.

"NLRB " has the meaning set forth in Section 3.10.

"Pension Plan" has the meaning set forth in Section 3.11.

"Person" means an individual, corporation, partnership, trust or unincorporated organization or government or any agency or political subdivision thereof.

 "Premises" has that meaning set forth in the recitals.

 "Profit Sharing Plan" has the meaning set forth in Section 9.9.

 "Real Estate Consideration" has that meaning set forth in Section 2.3.

"Report" has the meaning set forth in Section 9.6.

 "Section 1031 Exchange" has that meaning set forth in Section 5.6.

"Securities Act" means the Securities Act of 1933, as amended.

 "Sellers" has that meaning set forth in Article 7.

 "Schmidgall Premises" has the meaning set forth in Section 5.2.

 "Schmidgall Shares" has the meaning set forth in the recitals.

 "Share Consideration" has that meaning set forth in Section 2.3.

 "SIMCO" means SIMCO, LLC, a Minnesota limited liability company.

 "SIMCO Premises" has the meaning set forth in Section 4.3.

 "Tax" or "Taxes" means any federal, state, local or foreign income, gross receipts, windfall profits, severance, property, production, sales, use, stock transfer, conveyance, intangible, stamp, duty, transfer, reporting, recording, license, excise, franchise or similar taxes, together with any interest, additions or penalties with respect thereto and any interest in respect of such additions or penalties.

"Tax Returns" means all federal, state, local and foreign
Tax returns, Tax reports, and declarations of estimated Tax, including without limitation federal income tax returns that include the Company.

 "Third Party Claim" has the meaning set forth in Section 11.5.

"UCC" means the Uniform Commercial Code as in effect on the date hereof in the State of Minnesota.

Section 1.2

Other Terms.

Other terms may be defined elsewhere in the text of this Agreement and shall have the meanings indicated throughout this Agreement.

Section 1.3

Other Definitional Provisions.

For all purposes of this Agreement, except as otherwise expressly provided:

  The terms defined in this Article 1 have the meanings assigned to them in this Article 1 and include the plural as well as the singular;

  All accounting terms not otherwise defined herein having the meanings assigned under GAAP;

  All references to Articles, Sections, Exhibits and
Schedules are to the designated Articles, Sections, Exhibits and Schedules, respectively, to this Agreement;

  Pronouns of either gender and neuter shall include, as appropriate, the other pronoun forms;

  The words "herein", "hereof", and "hereunder" and other words of similar import refer to this Agreement as a whole and not any particular Article, Section, or other subdivision;

  The use herein of the word "include" or
"including", when following any general statement, term or matter, shall not be construed to limit such statement, term or matter to the specific items or matters set forth immediately following such word or to similar items or matters, whether or not nonlimiting language (such as "without limitation" or "but not limited to" or words of similar import) is used with reference thereto, but rather shall be deemed to refer to all other items or matters that fall within the broadest possible scope of such general statement, term or matter;

  For the purposes of this Agreement, "knowledge" or "known" means actual knowledge or knowledge that would exist upon reasonable inquiry. A Person's knowledge shall specifically include the actual knowledge of any officer or trustee thereof, if applicable, or knowledge that would exist upon reasonable inquiry by any officer or trustee thereof, if applicable.

  For purposes of this Agreement, the term "ordinary course of business" shall mean an action that is consistent with the past practices of the applicable party and is taken in the ordinary course of the normal day-to-day operations of the applicable party, is not required to be authorized by the board of directors or similar governing body of the applicable party and is similar in nature and magnitude to actions customarily taken without any authorization by the board of directors of a corporation in the same line of business as the applicable party.


ARTICLE  : PURCHASE AND SALE OF SHARES

Section
Purchase and Sale of Shares.

Upon the terms and subject to the conditions of this Agreement, Buyer agrees to purchase from the Majority
Shareholders and the ESOP, and the Majority Shareholders and ESOP agree to sell to Buyer, the Company Shares for the Share
Consideration specified in Section 2.3(a).

Section
Purchase and Sale of Premises.

 Upon the terms and subject to the conditions of this Agreement, Buyer, SIMCO and Neil Schmidgall agree that SIMCO and Neil Schmidgall shall transfer, sell and assign the Premises to the Company and Buyer shall pay the Real Estate Consideration to SIMCO and Neil Schmidgall for such transfer, sale and assignment on the terms specified in Section 2.3.

Section
Share Consideration, Real Estate Consideration and Escrow Amount.

  The purchase price for the Company Shares shall be Thirteen Million Five Hundred Thousand Dollars ($13,500,000)
(the "Share Consideration"). The Share Consideration shall be paid to the Majority Shareholders and the ESOP in the respective amounts set forth on Schedule 2.3(a).

  The purchase price for the Premises shall Three
Million Six Hundred Fifty-two Thousand Five Hundred Dollars
($3,652,500) (the "Real Estate Consideration").  The Real Estate
Consideration shall be paid to SIMCO and Neil Schmidgall in the amounts set forth in Schedule 2.3(b).

Section
Closing; Delivery and Payment.

The closing of the sale and purchase of the Company
Shares and the Premises contemplated herein (the "Closing") shall take place at the offices of Mansfield, Tanick & Cohen, P.A., 1560 International Centre, 900 Second Avenue, Minneapolis, Minnesota 55402 at 10:00 a.m. CDT on September 30, 1999, or at such other time or place as is mutually agreed to by the parties hereto.


ARTICLE  : REPRESENTATIONS AND WARRANTIES OF THE COMPANY
AND THE MAJORITY SHAREHOLDERS

The Company and the Majority Shareholders jointly and severally represent and warrant to Buyer as follows:

Section
Organization and Authority of Company.

The Company is duly formed and validly existing as a
corporation under the laws of the State of Minnesota. Seller has all necessary corporate power, capacity and authority to execute, deliver and perform this Agreement. This Agreement has been duly authorized by all requisite corporate action on the part of the Company, executed and delivered by the Company and constitutes the valid and binding obligation of the Company, enforceable in accordance with its terms, except as enforcement may be limited by bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium and similar laws affecting creditors' rights generally and by general principles of equity. Neither the execution and delivery by the Company of this Agreement nor consummation of the transactions contemplated hereby will
violate   any provision of the articles or certificate of
incorporation or bylaws of the Company; or   any contract
provision, license, franchise or permit to which Company is a
party or by which it is bound; or   any law, statute or
regulation or any injunction, order or decree of any government agency or authority or court to which the Company is subject except to the extent, in each case, that such a violation would not prohibit or materially impair the Company's ability to perform its obligations under this Agreement.

Section
Capitalization of Company.

The authorized capital stock of Company consists of
500,000 shares of no par, common stock of which 200,000 shares are outstanding. The Majority Shareholders and the ESOP are the only shareholders of the Company and respectively own, beneficially and of record, that certain number of shares set
forth in Schedule 3.2, free and clear of any Encumbrances.   The
Company Shares are duly authorized, validly issued, fully paid and nonassessable. There are no outstanding options, warrants or other rights to subscribe for or purchase from the Company, or any plans, contracts, or commitments providing for the issuance of, or the granting of rights to acquire, any capital stock of the Company or securities convertible into or exchangeable for capital stock of the Company and there are no shares of capital stock reserved for issuance by the Company. There are no unsatisfied preemptive rights in respect of capital stock of the Company. Immediately after the sale of the Company Shares by the Majority Shareholders and the ESOP pursuant to this Agreement, upon the registration of the Company Shares in the name of Buyer in the stock records of the Company and assuming that Buyer does not have any "notice" of any "adverse claim" to the Company Shares (as such terms are defined in the UCC), Buyer shall be a "protected purchaser" (as such term is defined in the UCC).

Section
Financial Statements.

Company or the Majority Shareholders have heretofore
furnished to Buyer copies of the following financial statements: unaudited balance sheets of the Company as at October 31 in each of the years 1994 through 1998, and the related unaudited statements of income, changes in stockholders' equity, and cash
flow for each of the fiscal years then ended, and   an
unaudited balance sheet of the Company as at April 30, 1999 and the related unaudited statements of income, changes in stockholders' equity, and cash flow for the six (6) months then ended, including in each case the notes thereto (the "Interim Financial Statements"; all of those items in (a) and (b) above are referred to herein collectively as the "Financial Statements"). The Financial Statements represent actual, bona fide transactions and have been prepared in conformity with GAAP applied on a consistent basis (except for changes, if any, required by GAAP and disclosed therein), and the results of operations, changes in stockholders' equity and cash flows of the Company for such periods are consistent with the books and records of the Company and do not contain any items of special or non-recurring nature. Such Financial Statements fairly present in all material respects the financial position of the Company as at the respective date thereof and the results of operations and cash flows of the Company for the periods then ended.

Section
Absence of Certain Changes, Events or Liabilities.

   Except as set forth on Schedule 3.4(a), since
April 30, 1999, and restated again through the Closing Date, the Company has not:

    issued, sold, purchased or redeemed any
stock, bonds, debentures, notes or other corporate securities, or issued, sold or granted any option, warrant or right to acquire any thereof;

    waived or released any debts, claims or
rights of value or suffered any extraordinary loss or written down the value of any inventories or other assets or written down or off any receivable in excess of the amounts reflected in the Interim Financial Statements;

    except as reflected in the Interim
Financial Statements, made any capital expenditures or capital commitments in excess of $20,000 for any single transaction or any series of related transactions or in excess of $50,000 in the aggregate;

    made any change in the business or
operations or the manner of conducting business or operations of the Company, other than changes in the ordinary course of business, none of which has, and which in the aggregate have not had, a Material Adverse Effect;

    terminated, placed on probation,
disciplined, or warned any officer or supervisory employee of the Company;

    experienced any resignations of, or had any disputes involving the employment or agency relationship with any of, the employees or agents of the Company which could have a Material Adverse Effect;

    suffered any casualty, damage, destruction or loss to any of its assets or properties in excess of $25,000 for any one event or in excess of $100,000 in the aggregate;

    declared, set aside or paid any dividends or distributions in respect of the Company Shares (except as reflected on the Interim Financial Statements);

    paid or obligated itself to pay any bonuses or extraordinary compensation to, or made any increase (except increases in the ordinary course of business) in the compensation payable (or to become payable by it) to, any of its directors, officers, employees, agents or other representatives of the Company (except as reflected on the Interim Financial Statements);

    terminated or amended or suffered the
termination or amendment of any contract, lease, agreement, license or other instrument to which it is or was a party which could have a Material Adverse Effect;

    adopted, modified or amended any plan or agreement so as to increase the benefits due the employees of the Company under any such plan or agreement;

    made any loan or advance to any person
(except a normal travel or other reasonable expense advance to its officers and employees);

    suffered a Material Adverse Effect;

    subjected any of its assets or properties to any Encumbrances;

    paid any funds to any of its officers or directors, or to any family member of any of them, or any person in which any of the foregoing has any direct or indirect interest, except for the payment of installments of annual salaries reflected on the Interim Financial Statements;

    disposed of or agreed to dispose of any of its properties or assets other than in the ordinary course of business;

    entered into any transactions other than in the ordinary course of business;

    made any change in accounting principles, methods or practices;

    entered into any agreement, contract, lease or license (or series of related agreements, contracts, leases or licenses) involving more than $25,000 or made outside the ordinary course of business;

    delayed or postponed the payment of any
accounts payable and other liabilities outside the ordinary course of business;

    been a party to any other occurrence,
event, action, failure to act, or transaction outside the ordinary course of business involving the Company; or

    entered into any agreement or commitment
(whether or not in writing) to do any of the above; and

   Except as set forth on Schedule 3.4(b), since
April 30, 1999, and restated again through the Closing Date, the Company has:

    used its reasonable best efforts to
preserve the business and organization of the Company, and to keep available, without entering into any binding agreement, the services of the Company's employees, and to preserve the goodwill of the Company's customers and others having business relationships with the Company; and

    continued its business and maintained its operations and equipment, books of account, records and files in the ordinary course of business.

  Except as set forth on Schedule 3.4(c), the
Company does not have any liabilities of a material nature of the type required to be reflected as liabilities on a balance sheet prepared in accordance with GAAP, whether known or unknown, accrued or unaccrued, absolute or contingent or
otherwise, except such liabilities that   are reflected or
disclosed in the financial statements referred to in Section
3.3,   were incurred after April 30, 1999 in the ordinary
course of business or   the existence of which would not
reasonably be expected to have a Material Adverse Effect.

Section
Litigation.

Except as set forth in Schedule 3.5, there are no actions, suits, proceedings or investigations pending or, to the best of the Company's and the Majority Shareholders' knowledge, overtly threatened against Company at law, in equity or otherwise in, before, or by, any court or governmental agency or authority which individually or in the aggregate would reasonably be expected to have a Material Adverse Effect.

Section
Compliance with Law; Permits.

  To the best of the Company's and the Majority
Shareholders' knowledge, the Company has conducted its business in compliance with the requirements of all applicable laws, rules, regulations and orders of any governmental authority, noncompliance with which would have a Material Adverse Effect.

   To the best of the Company's and the Majority
Shareholders' knowledge, the Company has all permits, governmental licenses, registrations and approvals necessary or required by law or rules or regulations of any governmental entity having jurisdiction over the Company to carry on its business as presently conducted, except for such permits, governmental licenses, registrations and approvals the lack of which has not had and will not have a Material Adverse Effect.

Section
Consents and Approvals.

Except as set forth in Schedule 3.7, the execution, delivery and performance of this Agreement by Seller will not require any consent, waiver, authorization or approval of, or the making of any filing with or giving of notice to, any person, entity or governmental authority (other than as required under the HSR Act), except for such consents, waivers, authorizations or approvals which if not obtained would not reasonably be expected to have a Material Adverse Effect.

Section
Tax Matters.

The Company or the Majority Shareholders have provided
true and complete copy of the Company's income tax return filed for the period ending October 31, 1998. To the best of the Company's and the Majority Shareholders' knowledge, except as
set forth in Schedule 3.8,   all Tax Returns that are required
to be filed on or before the Closing Date by or with respect to
the Company have been filed,   all Taxes shown to be due on
the Tax Returns referred to in clause (i) have been paid in
full,   any deficiencies asserted or assessments made as a
result of any examinations of the Tax Returns referred to in clause (i) by the IRS or the relevant state, local or foreign
taxing authority have been paid in full,   no issues that
have been raised by the relevant taxing authority in connection with any such examination of any of the Tax Returns referred to
in clause (i) are currently pending, and   no waivers of
statutes of limitations have been given or requested by or with respect to any Taxes of the Company.

Section
Material Contracts.

Schedule 3.9 lists all   contracts or arrangements of
the Company which obligate the Company to pay more than $50,000 in any fiscal year or entitle the Company to receive more than $50,000 in any fiscal year, in each case including arrangements under which the Company would be obligated to purchase or sell
pursuant to a purchase order;   financing documents, loan
agreements, capital leases or agreements providing for the guaranty of such obligations of any party other than the Company
(in each case in excess of $50,000);   distributorship, dealer
or sales representative agreements or other agreements of the Company resulting in the marketing of products or services which individually involved the distribution of more than $50,000 of products or services in fiscal 1998 or the payment of more than $50,000 in commissions in fiscal 1998, respectively, or may be
reasonably expected to do so in fiscal 1999; and   employment
or consulting contracts pursuant to which the Company paid more than $50,000 in fiscal 1998, or may be reasonably expected to do so in fiscal 1999, or which include change in control provisions (all of the foregoing are collectively referred to herein as the "Material Contracts"). The Company is not in default under, or in violation of, any Material Contract, except to the extent such violation or default would not reasonably be expected to have a Material Adverse Effect. True, correct and complete copies of all of the Material Contracts have been made available to Buyer.

Section
Labor Matters.

The Company is in compliance in all material respects with all applicable federal and state laws respecting employment and employment practices, terms and conditions of employment, wages and hours, and is not engaged in any unfair labor or employment practice. Except as set forth in Schedule 3.10 there is no: (a) unlawful employment practice discrimination charge pending before the Equal Employment Opportunity Commission (the "EEOC") or any EEOC recognized state "referral agency" or, to the best of Company's and the Majority Shareholders' knowledge, threatened against or involving or affecting the Company; (b) unfair labor practice charge or complaint against the Company pending before the National Labor Relations Board (the "NLRB") or, to the best of Company's and the Majority Shareholders' knowledge, threatened against or involving or affecting the Company; (c) labor strike, dispute, slow down or stoppage actually pending or, to the best of Company's and the Majority Shareholders' knowledge, threatened against or involving or affecting the Company and no NLRB representation question exists respecting any of the employees of the Company; (d) grievance or arbitration proceeding pending and no written claim therefor exists; or (e) collective bargaining agreement that is binding on the Company. To the best of Company's and the Majority Shareholders' knowledge, no organizational efforts are presently being made involving any of the Company's employees and, for the past five years, none have been made. No union or other collective bargaining unit has been certified or recognized by the Company as representing any of the Company's employees during the past five years. During the past five years, no union or collective bargaining unit has sought such certification or recognition, and, to the best of Company's and the Majority Shareholders' knowledge, no union or collective bargaining unit is seeking or currently contemplating seeking such certification or recognition.

Section
Benefit Plans.

  Schedule 3.11 lists each "employee benefit pension plan", as such term is defined in Section 3(2) of ERISA (a "Pension Plan"), and each "employee welfare benefit plan", as such term is defined in Section 3(1) of ERISA (together with the Pension Plans, the "Benefit Plans"), which is maintained by or contributed to by the Company and which is subject to ERISA. Each Benefit Plan has been from its inception and remains in compliance in all material respects with such Plan's terms and, where applicable, with ERISA and the Code.

  Except for the ESOP and as set forth in Schedule
3.11, the Company has no incentive compensation, bonus, deferred compensation, stock option, stock ownership, stock bonus, stock purchase, savings, retirement, pension, profit-sharing, severance or other similar plan or arrangement with or for the benefit of any officer or employee.

  Each Pension Plan that is intended to be qualified under Section 401(a) of the Code has received a favorable determination letter from the IRS that it is a qualified plan for purposes of Section 401(a) of the Code, and there has been no amendment to any Pension Plan subsequent to the determination letter which would reasonably be expected to materially adversely affect such Plan's qualified status. To the best of the Company's and the Majority Shareholders' knowledge, nothing has occurred during the administration of the ESOP or any other Pension Plan that would materially adversely affect such Plan's qualified status.

  All contributions required to be made to any Benefit Plan have been timely made or reflected in the Financial Statements in all material respects. No Pension Plan has an "accumulated funding deficiency", as such term is defined in
Section 302 of ERISA and Section 412 of the Code (whether or not waived).

  The Company has not incurred any liability to the Pension Benefit Guaranty Corporation under Title IV of ERISA, other than for the payment of premiums, if any, all of which have been paid when due.

  The Company has never contributed or been required to contribute to any "multiemployer plan", as such term is defined in Section 3(37) of ERISA.

  The Company has not engaged in any "prohibited transaction", as such term is defined in Section 4975 of the Code, or a transaction prohibited by Section 406 of ERISA, for which a statutory or administrative exemption is not available and that would result in a material tax or a material penalty under Section 4975 of the Code or Section 502(i) of ERISA.

Section
Environmental Matters.

To the best of the Company's and the Majority
Shareholders' knowledge, except as set forth in Schedule 3.12:
(a) the Company is in compliance with all applicable federal, state, foreign and local laws and regulations relating to pollution or protection of human health or the environment (including, without limitation, ambient air, surface water, ground water, land surface or sub-surface strata) (collectively, "Environmental Laws"), except for instances of non-compliance that individually or in the aggregate do not, and would not reasonably be expected to, have a Material Adverse Effect; (b) the Company has not received written notice of and is not the subject of, any actions, causes of actions, claims, investigations, demands or notices by any person or entity alleging liability or non-compliance with any Environmental Law;
(c) there are no conditions existing which would reasonably be expected to form the basis of a claim against the Company for the violation or non-compliance with any Environmental Law which would have a Material Adverse Effect; and (d) there are no circumstances which would reasonably be expected to prevent or interfere in the future with the Company's material compliance with all Environmental Laws.

Section
Brokers and Finders.

The Company has not employed any broker, finder, consultant or intermediary in connection with the transactions contemplated by this Agreement who would be entitled to a broker's, finder's or similar fee or commission in connection therewith or upon the consummation thereof.

Section
Tangible Assets.

The Company has   valid leasehold interests in (in the
case of leasehold interests in real or personal property), or good and marketable title to (in the case of all other personal property), all of their respective properties and assets reflected in the Financial Statements free and clear of all liens, security interests and other encumbrances, except
liens, security interests and other encumbrances that:   are
reflected in the Financial Statements,   are not material in
amount,   are incurred or made in the ordinary course of
business and which do not materially adversely impair the usefulness of such properties or assets in the conduct of the
business of the Company;   constitute statutory liens of
landlords, carriers, warehousemen, mechanics, repairman, workmen and materialmen and other liens imposed by law, in each case in
the ordinary course of business;   are liens for taxes,
assessments, water or sewer rents or governmental charges or claims which are not yet delinquent or can be paid without penalty or are being contested in good faith and by appropriate
proceedings;   are covenants, easements, rights of ways,
restrictions, encroachments and other imperfections or defects in title, in each
case which do not interfere in any material respect with the ordinary conduct of the business of the Company or result in a
material diminution in value of such assets; or   are set
forth on Schedule 3.14.

Section
Intangible Assets.

The Company owns, or holds adequate licenses or other rights to use, all trademarks, service marks, tradenames, copyrighted material, patents, and other intangible personal property (including the tradenames set forth on Schedule 3.15) necessary to the conduct of its business as presently conducted, and such use does not infringe or violate any rights of any third parties.

Section
Employees.

  Schedule 3.16 is a true and complete list of all officers and employees of the Company including the amount of the current annual salary or hourly rate, date of birth, job title, vacation accrued, along with a description of any commitments to such officers and employees with respect to compensation payable hereafter. The Company has not, because of past practices or previous commitments with respect to the Company's officers or employees, established any rights or expectations on the part of such officers or employees to receive additional compensation inconsistent with past practices with respect to any period after the date hereof. Except as set forth in Schedule 3.16, none of the Company's officers or employees has given notice to the Company that he or she intends to leave the Company's employment. Except as set forth on the schedule, the Company has no reason to believe that any of the Company's officers or employees shall leave such employment.
Set forth on Schedule 3.16 is a description of all claims made against the Company by officers or employees of the Company within the last twelve (12) months.

   Except as set forth in Schedule 3.16, the Company is not a party to or bound by any oral or written:

    employee collective bargaining agreement, employment agreement (other than employment agreements terminable by the Company without premium or penalty on notice of thirty (30) days or less under which the only monetary obligation of the Company is to make current wage or salary payments and provide current employee benefits), consulting, advisory or service agreement, deferred compensation agreement, confidentiality agreement or covenant not to compete; or

    contract or agreement with any officer or employee (other than employment agreements disclosed in response to clause (i) or excluded from the scope of clause (i)), agent, or attorney in fact of the Company; or

    obligation to provide, presently or in the future, retiree medical insurance coverage, retiree life insurance coverage, and other benefits for retired employees or directors of the Company, or their dependents.

   No officer, employee or director of the Company is a party to, or is otherwise bound by, any agreement or arrangement, including any confidentiality, noncompetition, or proprietary rights agreement, between such officer, employee or director and any other Person that in any way has or will have a Material Adverse Effect.

Section
Insurance.

At least ten (10) days prior to the Closing, the following information will have been provided by the Company with respect to each insurance policy (including policies providing property, casualty, liability, and workers' compensation coverage and bond and surety arrangements) to which the Company has been a party, a named insured, or otherwise the beneficiary of coverage at any time within the past three (3) years:

   the name, address, and telephone number of the agent;

   the name of the insurer, the name of the policyholder, and the name of each covered insured;

   the policy number and the period of coverage;

   the scope (including an indication of whether the coverage was on a claims made, occurrence, or other basis) and amount (including a description of how deductibles and ceilings are calculated and operate) of coverage; and

   description of any retroactive premium adjustments or other loss sharing arrangements.

With respect to each such insurance policy which is in force as of the Closing: (1) the policy is legal, valid, binding, enforceable, and in full force and effect; (2) the policy shall continue to be legal, valid, binding, enforceable, and in full force and effect on identical terms following the consummation of the contemplated transactions under this Agreement; (3) to the best of Company's and the Majority Shareholders' knowledge, the policy has been issued by an insurer that is financially sound and reputable; (4) the Company is not in breach or default (including with respect to the payment of premiums or the giving of notices), and to the best of Company's and the Majority Shareholders' knowledge, no event has occurred which, with notice or the lapse of time, would constitute such a breach or default, or permit termination, modification, or acceleration, under the policy; (5) the policy does not provide for any retrospective premium adjustment or other experience-based liability on the part of the Company; (6) to the best of Company's and the Majority Shareholders' knowledge, the policies collectively provide adequate insurance coverage for the assets and the operations of the Company; and
(7) to the best of Company's and the Majority Shareholders' knowledge, no party to the policy has repudiated any provision thereof. To the best of Company's and the Majority Shareholders' knowledge, the Company has been covered during the past five (5) years by insurance in scope and amount customary and reasonable for the businesses in which it has engaged during the aforementioned period.

Section
Inventory.

All inventory of the Company, whether or not reflected in the Interim Financial Statements, consists of a quality and quantity usable and salable in the ordinary course of business, except for obsolete items and items of below-standard quality which have been written off or written down to net realizable value in the Interim Financial Statements. All inventories not written off have been priced at the lower of average cost or net realizable value. To the best of Company's and the Majority Shareholders' knowledge, the quantities of each item of inventory (whether raw materials, work-in-process, or finished goods) are not excessive, but are reasonable in the present circumstances of the Company. The Company has maintained no reserve for inventory obsolescence. Except as set forth in
Schedule 3.14, no items included in the inventories are pledged as collateral or held by the Company on consignment from another.

Section
Year 2000 Compliance.

 Except as set forth in Schedule 3.19, to the best of Company's and the Majority Shareholders' knowledge, the computer software, computer firmware, computer hardware (whether general or specific purpose), and other similar or related items of automated, computerized, and/or software system(s) that are used or relied on, or have been purchased to be used and relied on, by the Company in the conduct of its business (collectively, "Information Technology") is designed to be used prior to, during, and after the calendar year 2000 A.D., and the Information Technology used during each such time period will accurately receive, provide and process date/time data (including, but not limited to, calculating, comparing and sequencing) from, into and between the twentieth and twenty-first centuries, including the years 1999 and 2000, and leap year calculations and will not malfunction, cease to function, or provide invalid or incorrect results as a result of date/time data, to the extent that other Information Technology, used in combination with the Information Technology of the Company, properly exchanges data/time data with it.


Section
Completeness of Statements; Effect of Representations and Warranties.

 To the best of Company's and the Majority Shareholders' knowledge, no representation or warranty of the Company or the Majority Shareholders in the Agreement contains any untrue statement of a material fact, omits any material fact necessary to make such representation or warranty, under the circumstances which it was made, not misleading, or contains any misstatement of a material fact. The Company and the Majority Shareholders have made due inquiry and investigation concerning the matters to which the representations and warranties of the Company and the Majority Shareholders under this Agreement pertain and neither the Company nor the Majority Shareholders know of any facts, events or circumstances which have not been disclosed to Buyer which are material to the Company or its business.


ARTICLE  : REPRESENTATIONS AND WARRANTIES OF SIMCO AND THE
MAJORITY SHAREHOLDERS

 SIMCO and the Majority Shareholders jointly and severally represent and warrant to Buyer as follows:

Section
Organization and Authority of SIMCO.

SIMCO has been duly organized, is validly existing and is
in good standing as a limited liability company under the laws of its jurisdiction of organization, with all necessary power, capacity and authority to enter into this Agreement and perform its obligations hereunder. This Agreement has been duly authorized, executed and delivered by SIMCO and constitutes a legal, valid and binding obligation of SIMCO, enforceable in accordance with its terms, except as enforcement may be limited by bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium and similar laws affecting creditors' rights generally and to general principles of equity. No other proceedings on the part of SIMCO are necessary to authorize this Agreement and the consummation of transactions contemplated hereby. Neither the execution and delivery of this Agreement nor compliance by SIMCO with its terms and provisions will violate any provision of the articles of organization or operating
agreement of SIMCO; or   any contract provision, license,
franchise or permit to which SIMCO is a party or by which it is
bound; or   any law, statute or regulation or any injunction,
order or decree of any government agency or authority or court to which SIMCO is subject except to the extent, in each case, that such a violation would not prohibit or materially impair SIMCO's ability to perform its obligations under this Agreement.

Section
Brokers and Finders.

SIMCO has not employed any broker, finder, consultant or intermediary in connection with the transactions contemplated by this Agreement who would be entitled to a broker's, finder's or similar fee or commission in connection therewith or upon the consummation thereof


Section
Real Property.

 The attached Schedule 4.3 lists and describes briefly the particular parcels of the Premises that are owned by SIMCO (the
"SIMCO Premises"). With respect to each such parcel of real property comprising the SIMCO Premises:

   SIMCO has good and marketable title to the parcel of real property, free and clear of any Encumbrances, except as set forth on Schedule 4.3, except for installments of special assessments not yet delinquent and recorded easements, covenants, and other restrictions, none of which individually or together impair the current use, occupancy, value or marketability of title of the property subject thereto;

   there are no pending, or to the best of SIMCO's and the Majority Shareholders' knowledge, threatened, condemnation proceedings relating to the property or other matters affecting the current use, occupancy, or value thereof;

   the legal description for the parcel contained in the deed thereof describes such parcel fully and adequately, the buildings and improvements are located within the boundary lines of the described parcels of land, are not in violation of applicable setback requirements, zoning laws, and ordinances (and none of the properties or buildings or improvements thereon are subject to "permitted nonconforming use" or "permitted nonconforming structure" classifications), and do not encroach on any easement which may burden the land, and the land does not serve any adjoining property for any purpose inconsistent with the use of the land, and the property is not located within any flood plain or subject to any similar type restriction for which any permits or licenses necessary to the use thereof have not been obtained;

   all properties and facilities have received all licenses, permits, consents, titles or registrations required in connection with the ownership or operation thereof and have been operated and maintained in accordance with all applicable federal, state, local, municipal, foreign, international, multinational or other administrative orders, constitutions, laws, ordinances, principles of common law, regulations, statutes or treaties;

   except as set forth in Schedule 4.3, there are no leases, subleases, licenses, concessions, or other agreements, written or oral, granting to any party or parties the right of use or occupancy of any portion of the parcel of real property;

   there are no outstanding options or rights of first refusal to purchase the parcel of real property, or any portion thereof or interest therein;

   there are no parties (other than SIMCO) in possession of the parcel of real property, other than tenants under any leases disclosed in the schedule who are in possession of space to which they are entitled;

   all facilities located on the parcel of real property are supplied with or have access to utilities and other services necessary for the operation of such facilities, including gas, electricity, water, telephone, and sanitary sewer, all of which services are adequate in accordance with all applicable laws, ordinances, rules, and regulations and are provided via public roads or via permanent, irrevocable, appurtenant easements benefiting the parcel of real property; and

   each parcel of real property abuts on and has direct vehicular access to a public road, or has access to a public road via a permanent, irrevocable, appurtenant easement benefiting the parcel of real property, and access to the property is provided by paved public right-of-way with adequate curb cuts available.

Section
Environmental Matters.

To the best of SIMCO's and the Majority Shareholders' knowledge, except as set forth in Schedule 4.4, with respect to the SIMCO Premises: (a) SIMCO is in compliance with all applicable Environmental Laws, except for instances of non-compliance that individually or in the aggregate do not, and would not reasonably be expected to, have a Material Adverse Effect; (b) SIMCO has not received written notice of and is not the subject of, any actions, causes of actions, claims, investigations, demands or notices by any person or entity alleging liability or non-compliance with any Environmental Law;
(c) there are no conditions existing which would reasonably be expected to form the basis of a claim against SIMCO for the violation or non-compliance with any Environmental Law which would have a Material Adverse Effect; and (d) there are no circumstances which would reasonably be expected to prevent or interfere in the future with the Company's material compliance with all Environmental Laws.

Section
Legal Proceedings.

Except as set forth in Section 4.5, there are no actions, suits, proceedings or investigations pending or, to the best of SIMCO's and the Majority Shareholders' knowledge, overtly threatened against SIMCO at law, in equity or otherwise in, before, or by, any court or governmental agency or authority which individually or in the aggregate would reasonably be expected to have a Material Adverse Effect.

Section
Consents and Approvals.

Except as set forth in Schedule 4.6 annexed hereto, the execution, delivery and performance of this Agreement by SIMCO will not require any consent, waiver, authorization or approval of, or the making of any filing with or giving of notice to, any Person, entity or governmental authority (other than as required under the HSR Act), except for such consent, waivers, authorizations or approvals which the failure to obtain would not reasonably be expected to have a Material Adverse Effect.

Section
Completeness of Statements; Effect of
Representations and Warranties.

 To the best of SIMCO's and the Majority Shareholders' knowledge, no representation or warranty of SIMCO or the Majority Shareholders in the Agreement contains any untrue statement of a material fact, omits any material fact necessary to make such representation or warranty, under the circumstances which it was made, not misleading, or contains any misstatement of a material fact. SIMCO and the Majority Shareholders have made due inquiry and investigation concerning the matters to which the representations and warranties of SIMCO and the Majority Shareholders under this Agreement pertain and SIMCO and the Majority Shareholders do not know of any facts, events or circumstances which have not been disclosed to Buyer which are material to SIMCO or the SIMCO Premises.


ARTICLE  :      REPRESENTATIONS AND WARRANTIES OF THE MAJORITY SHAREHOLDERS

 The Majority Shareholders jointly and severally represent and warrant to Buyer as follows:

Section
Brokers and Finders.

No Shareholder has employed any broker, finder, consultant or intermediary in connection with the transactions contemplated by this Agreement who would be entitled to a broker's, finder's or similar fee or commission in connection therewith or upon the consummation thereof

Section
Real Property.

 The attached Schedule 5.2 lists and describes briefly the particular parcels of the Premises that are owned by Neil
Schmidgall (the "Schmidgall Premises"). With respect to each such parcel of real property comprising the Schmidgall Premises:

   Neil Schmidgall has good and marketable title to the parcel of real property, free and clear of any Encumbrances, except as set forth on Schedule 5.2, except for installments of special assessments not yet delinquent and recorded easements, covenants, and other restrictions, none of which individually or together impair the current use, occupancy, value or marketability of title of the property subject thereto;

   there are no pending, or to the best of the Majority Shareholders' knowledge, threatened, condemnation proceedings relating to the property or other matters affecting the current use, occupancy, or value thereof;

   the legal description for the parcel contained in the deed thereof describes such parcel fully and adequately, the buildings and improvements are located within the boundary lines of the described parcels of land, are not in violation of applicable setback requirements, zoning laws, and ordinances (and none of the properties or buildings or improvements thereon are subject to "permitted nonconforming use" or "permitted nonconforming structure" classifications), and do not encroach on any easement which may burden the land, and the land does not serve any adjoining property for any purpose inconsistent with the use of the land, and the property is not located within any flood plain or subject to any similar type restriction for which any permits or licenses necessary to the use thereof have not been obtained;

   all properties and facilities have received all licenses, permits, consents, titles or registrations required in connection with the ownership or operation thereof and have been operated and maintained in accordance with all applicable federal, state, local, municipal, foreign, international, multinational or other administrative orders, constitutions, laws, ordinances, principles of common law, regulations, statutes or treaties;

   except as set forth in Schedule 5.2, there are no leases, subleases, licenses, concessions, or other agreements, written or oral, granting to any party or parties the right of use or occupancy of any portion of the parcel of real property;

   there are no outstanding options or rights of first refusal to purchase the parcel of real property, or any portion thereof or interest therein;

   there are no parties (other than Neil Schmidgall) in possession of the parcel of real property, other than tenants under any leases disclosed in the schedule who are in possession of space to which they are entitled;

   all facilities located on the parcel of real property are supplied with or have access to utilities and other services necessary for the operation of such facilities, including gas, electricity, water, telephone, and sanitary sewer, all of which services are adequate in accordance with all applicable laws, ordinances, rules, and regulations and are provided via public roads or via permanent, irrevocable, appurtenant easements benefiting the parcel of real property; and

   each parcel of real property abuts on and has direct vehicular access to a public road, or has access to a public road via a permanent, irrevocable, appurtenant easement benefiting the parcel of real property, and access to the property is provided by paved public right-of-way with adequate curb cuts available.

Section
Environmental Matters.

To the best of the Majority Shareholders' knowledge, except as set forth in Schedule 5.3, with respect to the Schmidgall Premises: (a) Neil Schmidgall is in compliance with all applicable Environmental Laws, except for instances of non-compliance that individually or in the aggregate does not, and would not reasonably be expected to, have a Material Adverse Effect; (b) Neil Schmidgall has not received written notice of and is not the subject of, any actions, causes of actions, claims, investigations, demands or notices by any person or entity alleging liability or non-compliance with any Environmental Law; (c) there are no conditions existing which would reasonably be expected to form the basis of a claim against Neil Schmidgall for the violation or non-compliance with any Environmental Law which would have a Material Adverse Effect; and (d) there are no circumstances which would reasonably be expected to prevent or interfere in the future with the Company's material compliance with all Environmental Laws.


Section
Legal Proceedings.

Except as set forth in Schedule 4.5, there are no actions, suits, proceedings or investigations pending or, to the best of Neil Schmidgall's and the other Majority Shareholders' knowledge, overtly threatened against Neil Schmidgall at law, in equity or otherwise in, before, or by, any court or governmental agency or authority which individually or in the aggregate would reasonably be expected to have a Material Adverse Effect.

Section
Consents and Approvals.

Except as set forth in Schedule 5.5 annexed hereto, the execution, delivery and performance of this Agreement by Neil Schmidgall will not require any consent, waiver, authorization or approval of, or the making of any filing with or giving of notice to, any Person, entity or governmental authority (other than as required under the HSR Act), except for such consent, waivers, authorizations or approvals which the failure to obtain would not reasonably be expected to have a Material Adverse Effect.

Section
Section 1031 Exchange.

 At or prior to Closing, Neil E. Schmidgall may enter into a Section 1031 exchange agreement for exchange of the Schmidgall Premises for other qualified property. The exchange shall be made pursuant to Section 1031 of the Internal Revenue Code (a "Section 1031 Exchange") and may take place simultaneously with the Closing or as a deferred exchange in accordance with Internal Revenue Code Section 1031 and the governing Treasury Regulations. Buyer agrees to cooperate with Neil E. Schmidgall in effecting the exchange, including: (i) execution of such documentation as shall be reasonably necessary to accomplish the
Section 1031 Exchange; and (ii) accepting a conveyance of the Schmidgall Premises in accordance with the exchange agreement. Buyer's obligations under this Section 5.6 shall be specifically conditioned upon Buyer not incurring any excess costs and expenses in participating in the Section 1031 Exchange. Buyer's excess costs and expenses shall be defined as those additional costs and expenses which may be incurred with regard to the acceptance of the conveyance of the Schmidgall Premises in excess of those costs and expenses that would have been incurred in accepting conveyance of the Schmidgall Premises directly from Neil E. Schmidgall in accordance with the terms of the Agreement but for the Section 1031 Exchange. Notwithstanding the foregoing, upon payment of the Real Estate Consideration, Buyer will acquire the Schmidgall Premises without condition. In addition, Buyer (i) makes no and shall not make any representation whatsoever concerning the tax qualification or implication of the Section 1031 Exchange and (ii) shall not be required to acquire title to any other property other than the Schmidgall Premises.

Section
Completeness of Statements; Effect of Representations and Warranties.

 To the best of the Majority Shareholders' knowledge, no representation or warranty of the Majority Shareholders in the Agreement contains any untrue statement of a material fact, omits any material fact necessary to make such representation or warranty, under the circumstances which it was made, not misleading, or contains any misstatement of a material fact.
The Majority Shareholders have made due inquiry and investigation concerning the matters to which the representations and warranties of the Majority Shareholders under this Agreement pertain and the Majority Shareholders do not know of any facts, events or circumstances which have not been disclosed to Buyer which are material to the Schmidgall Premises.


ARTICLE  : REPRESENTATIONS AND WARRANTIES OF THE ESOP AND
THE MAJORITY SHAREHOLDERS

 The ESOP and the Majority Shareholders jointly and severally represent and warrant to Buyer as follows:

Section
Authority of the ESOP.

This Agreement has been duly authorized, executed and
delivered by the ESOP and constitutes a legal, valid and binding obligation of the ESOP, enforceable in accordance with its terms, except as enforcement may be limited by bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium and similar laws affecting creditors' rights generally and to general principles of equity. No other proceedings on the part of the ESOP are necessary to authorize this Agreement and the consummation of transactions contemplated hereby. Neither the execution and delivery of this Agreement nor compliance by the
ESOP with its terms and provisions will violate   any
provision of the ESOP; or   any law, statute or regulation or
any injunction, order or decree of any government agency or authority or court to which the ESOP is subject except to the extent, in each case, that such a violation would not have a Material Adverse Effect.

Section
Brokers and Finders.

The ESOP has not employed any broker, finder, consultant or intermediary in connection with the transactions contemplated by this Agreement who would be entitled to a broker's, finder's or similar fee or commission in connection therewith or upon the consummation thereof

Section
ESOP Shares.

 The ESOP owns, beneficially and of record, the ESOP
Shares free and clear of all Encumbrances.   The ESOP Shares are
duly authorized, validly issued, fully paid and nonassessable. Immediately after the sale of the ESOP Shares by the ESOP pursuant to this Agreement, upon the registration of the ESOP Shares in the name of Buyer in the stock records of the Company and assuming that Buyer does not have any "notice" of any "adverse claim" to the ESOP Shares (as such terms are defined in the UCC), Buyer shall be a "protected purchaser" (as such term is defined in the UCC).

Section
Legal Proceedings.

There are no actions, suits, proceedings or investigations pending or, to the best of the ESOP's or the Majority Shareholders' knowledge, overtly threatened against the ESOP at law, in equity or otherwise in, before, or by, any court or governmental agency or authority which individually or in the aggregate would reasonably be expected to have a Material Adverse Effect.

Section
Consents and Approvals.

The execution, delivery and performance of this Agreement by the ESOP will not require any consent, waiver, authorization or approval of, or the making of any filing with or giving of notice to, any Person, entity or governmental authority (other than as required under the HSR Act), except for such consent, waivers, authorizations or approvals which the failure to obtain would not reasonably be expected to have a Material Adverse Effect.

Section
No Dissenters' Rights.

The execution, delivery and performance of this Agreement by the ESOP shall not create any rights for any Person (including, without limitation, the ESOP, or any participant in or beneficiary of the ESOP) under Section 302A.471 of the Business Corporations Chapter of the Minnesota Statutes, or any similar law or statute.

Section
Completeness of Statements; Effect of Representations and Warranties.

 To the best of the ESOP's and the Majority Shareholders' knowledge, no representation or warranty of the ESOP in the Agreement contains any untrue statement of a material fact, omits any material fact necessary to make such representation or warranty, under the circumstances which it was made, not misleading, or contains any misstatement of a material fact.
The ESOP and the Majority Shareholders have made due inquiry and investigation concerning the matters to which the representations and warranties of the ESOP and the Majority Shareholders under this Agreement pertain and the ESOP and the Majority Shareholders do not know of any facts, events or circumstances which have not been disclosed to Buyer which are material to the ESOP.


ARTICLE  : REPRESENTATIONS AND WARRANTIES OF BUYER

 Buyer represents and warrants to the Majority
Shareholders, the Company, the ESOP and SIMCO (the "Sellers") as follows:

Section
Organization and Authority of Buyer.

Buyer has been duly incorporated and is validly existing
under the laws of Tennessee, with the corporate power and authority to enter into this Agreement and perform its obligations hereunder. This Agreement has been duly authorized, executed and delivered by Buyer and constitutes a legal, valid and binding obligation of Buyer, enforceable in accordance with its terms, except as enforcement may be limited by bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium and similar laws affecting creditors' rights generally and to general principles of equity. No other proceedings on the part of Buyer are necessary to authorize this Agreement and the consummation of transactions contemplated hereby. Neither the execution and delivery of this Agreement nor compliance by Buyer
with its terms and provisions will violate   any provision of
the charter or bylaws of Buyer; or   any contract provision,
license, franchise or permit to which Buyer is a party or by
which it is bound; or   any law, statute or regulation or any
injunction, order or decree of any government agency or authority or court to which Buyer is subject except to the extent, in each case, that such a violation would not have a Material Adverse Effect.

Section
Brokers and Finders.

Buyer has not employed any broker, finder, consultant or intermediary in connection with the transactions contemplated by this Agreement who would be entitled to a broker's, finder's or similar fee or commission in connection therewith or upon the consummation thereof

Section
Financial Capability.

Buyer has sufficient funds available to purchase the Company Shares and the Premises on the terms and conditions contained in this Agreement and will have such funds on the Closing Date.

Section
Securities Act.

 Buyer is acquiring the Company Shares solely for the purpose of investment and not with a view to, or for sale in connection with, any distribution thereof in violation of the Securities Act. Buyer acknowledges that the Company Shares are not registered under the Securities Act or any applicable state securities law, and that such Company Shares may not be transferred or sold except pursuant to the registration provisions of such Securities Act or pursuant to an applicable exemption therefrom and pursuant to state securities laws and regulations as applicable.

Section
Legal Proceedings.

There are no actions, suits, proceedings or investigations pending or, to Buyer's knowledge, overtly threatened against Buyer at law, in equity or otherwise in, before, or by, any court or governmental agency or authority which individually or in the aggregate would reasonably be expected to have a Material Adverse Effect.

Section
Consents and Approvals.

Except as set forth in Schedule 7.6, the execution, delivery and performance of this Agreement by Buyer will not require any consent, waiver, authorization or approval of, or the making of any filing with or giving of notice to, any Person, entity or governmental authority (other than as required under the HSR Act), except for such consent, waivers, authorizations or approvals which the failure to obtain would not have a Material Adverse Effect.



ARTICLE  : TAX MATTERS

Section
Tax Indemnification.

  Except to the extent disclosed on Schedule 3.8, or as otherwise provided for in the Financial Statements, the Majority Shareholders shall be liable for, indemnify and hold the Buyer harmless against any Taxes imposed on the Company (including, without limitation, any Taxes imposed on the Company in connection with any Benefit Plans) or the Premises for any taxable year or period (or portion thereof) that ends on or before the Closing Date to the extent such Taxes in the aggregate exceed the aggregate reserve or accrued amounts for Taxes shown on the Interim Financial Statements, which shall be a good faith estimate of such Tax liabilities of the Company as of the Closing Date, prepared in accordance with GAAP; provided, however, that the Majority Shareholders shall not be liable for, and shall not indemnify Buyer or the Company for, any Taxes resulting from any actual or deemed election pursuant to Section 338 of the Code in connection with the purchase of the Company Shares. The Majority Shareholders shall be entitled to any refund of Taxes of the Company that are allocable to such periods.

  Buyer shall be liable for, indemnify and hold the Majority Shareholders harmless against, any Taxes imposed on the Company that are allocable or attributable to any taxable year or period that begins after the Closing Date and, with respect to any taxable year or period beginning before and ending after the Closing Date, the portion of such taxable year or period beginning after the Closing Date. Buyer shall be entitled to any refund of such Taxes that are allocable to such periods.

  For purposes of paragraphs (a) and (b) of this
Section 8.1, in order to apportion appropriately any Taxes relating to any taxable year or period that begins before and ends after the Closing Date, the parties hereto shall, to the extent permitted by applicable law, elect with the relevant taxing authority to treat for all purposes the Closing Date as the end of the taxable year of the Company. In any case where applicable law does not permit the Company to treat the Closing Date as the end of a taxable year of the Company, then whenever it is necessary to determine the liability of the Company for Taxes for a portion of a taxable year or period that begins before and ends after the Closing Date, the determination of the Taxes of the Company for the portion of the year or period ending on, and the portion of the year or period beginning after, the Closing Date shall be determined by assuming that the Company had a taxable year or period which ended with the Closing Date, except that exemptions, allowances or deductions that are calculated on an annual basis, such as the deduction for depreciation, shall be apportioned on a time basis.

Section
Tax Returns.

Tax Returns that are required to be filed by or with respect to the Company shall be filed as follows:

   The Majority Shareholders shall file or cause to be filed when due (taking into account extensions) all Tax Returns that are required to be filed by or with respect to the Company for taxable years or periods ending on or before the Closing Date. Except as otherwise agreed, such Tax Returns shall be completed in a manner consistent with past practice.

   Buyer shall file or cause to be filed when due
(taking into account extensions) all Tax Returns that are required to be filed by or with respect to the Company for taxable years or periods ending after the Closing Date. Except as otherwise agreed, such Tax Returns shall be completed in a manner consistent with past practice.

Section
Contest Provisions.

Buyer shall promptly notify the Majority Shareholders in writing upon receipt by Buyer, the Company or any of their respective Affiliates of notice of any pending or threatened federal, state, local or foreign audits or assessments which may materially affect the liabilities for Taxes of the Company for which the Majority Shareholders would be required to indemnify Buyer pursuant to Section 8.1; provided that failure to comply with this provision shall not affect Buyer's right to indemnification hereunder except to the extent the Majority Shareholders is prejudiced by such failure. The Majority Shareholders shall have the right to be represented in any such audit or administrative or court proceeding relating to taxable periods for which they may be required to indemnify Buyer pursuant to Section 8.1, and to employ counsel of their choice at their expense. Neither Buyer nor Company may agree to settle any such claim for the portion of a taxable year or period which may be the subject of indemnification by the Majority Shareholders under Section 8.1 without the prior written consent of the Majority Shareholders, which consent shall not be unreasonably withheld.

Section
Assistance and Cooperation.

After the Closing Date, each of the Majority Shareholders and Buyer shall:

  assist (and cause their respective affiliates to assist) the other party in preparing any Tax Returns which such other party is responsible for preparing and filing;

  cooperate fully in preparing for any audits of, or disputes with taxing authorities regarding, any Tax Returns of the Company;

  make available to the other and to any taxing authority as reasonably requested all information, records, and documents relating to Taxes of the Company;

  provide timely notice to the other in writing of any pending or threatened tax audits or assessments of the Company for taxable periods for which the other may have a liability under Section 8.1; and

  furnish the other with copies of all
correspondence received from any taxing authority in connection with any tax audit or information request with respect to any such taxable period.

Section
Transfer Taxes.

Buyer shall be liable for any sales, use, stock transfer, conveyance, intangible, stamp, duty, transfer, reporting, recording and similar fees, charges and Taxes applicable in connection with the transfer of the Company Shares or the Premises, together with any interest or penalties thereon.

Section
Survival of Obligations.

The obligations of the parties set forth in this Article
8 shall remain in effect until the expiration of the applicable statute of limitations (including any waivers thereof).


ARTICLE  : CERTAIN COVENANTS AND AGREEMENTS

Section
Access and Information.

The Sellers shall permit Buyer and its representatives after the date of execution of this Agreement to have reasonable access, during regular business hours and upon reasonable advance notice, to any financial and operating data and other information that is available with respect to the business and assets of the Company, the Company Shares and the Premises as Buyer shall from time to time reasonably request. In the event of the termination of this Agreement, Buyer shall promptly deliver (without retaining any copies thereof) to all applicable parties, or (at such parties' option) certify to such parties that it has destroyed, all documents, workpapers and other material obtained by Buyer or on its behalf from the Sellers or from any of their respective advisors, agents, employees or representatives as a result hereof or in connection with the matters contemplated by this Agreement, and all documents, workpapers and other materials prepared by Buyer or its advisors, agents, employees or representatives in connection with the matters contemplated by this Agreement, in each case whether so obtained or prepared before or after the execution hereof. Buyer shall at all times prior to the Closing Date, and in the event of termination of this Agreement, cause any information so obtained or prepared to be kept confidential and will not use, or permit the use of, such documents, workpapers and other materials in its business or in any other manner or for any other purpose except as contemplated hereby.

Section
Registrations, Filings and Consents.

Prior to the Closing, the Sellers and Buyer shall cooperate and use their respective best efforts to make all registrations, filings and applications, to give all notices and to obtain any governmental or other consents, transfers, approvals, orders, qualifications and waivers necessary or desirable for the consummation of the transactions contemplated hereby.


Section
Conduct of Business.

Prior to the Closing, and except as otherwise contemplated by this Agreement or consented to or approved by Buyer, the Majority Shareholders covenant and agree that the Majority Shareholders shall cause the Company:

   To operate its business in the ordinary
course consistent with past practices and to use its commercially reasonable best efforts to preserve the business and goodwill of customers and suppliers;

   Not to   change or amend its articles or
certificates of incorporation or bylaws,   issue, sell or
redeem any shares of its capital stock, or issue or sell any securities convertible into, or options with respect to, or warrants to purchase or rights to subscribe to, any shares of its capital stock or enter into any agreement obligating it to
do any of the foregoing,   enter into any amendment of any
Material Contract which materially adversely affects the rights
of the Company thereunder or   enter into any new, or make
any amendment to any existing, collective bargaining agreement or Benefit Plan which materially adversely affects the rights of the Company thereunder, except as required by law, in which case the Majority Shareholders shall give prompt notice to Buyer; and

   Not to make, or enter into any agreement to make, any acquisition or sale of property or assets (tangible or intangible) other than in the ordinary course of business consistent with past practices.

Section
Best Efforts.

Prior to Closing, each of the parties hereto shall use its commercially reasonable best efforts to fulfill or obtain the fulfillment of the conditions to Closing, including, without limitation, the execution and delivery of all agreements or other documents contemplated hereunder to be so executed and delivered.

Section
Retention of Books and Records.

After the Closing Date, Buyer shall cause the Company to retain all books, records and other documents pertaining to the Company in existence on the Closing Date and to make the same available after the Closing Date for inspection and copying by the Majority Shareholders or their agents at such parties' expense, upon reasonable request and upon reasonable notice, for a period of three years after the Closing Date. For a period of five (5) years after the Closing, no such books, records or documents shall be destroyed by Buyer or the Company without first advising the Majority Shareholders in writing and giving the Majority Shareholders a reasonable opportunity to obtain possession thereof.


Section
Hart-Scott-Rodino.

Each party who is required to do so shall file with the FTC and the Antitrust Division the notification and report form (the "Report") required under the HSR Act with respect to the sale and purchase of the Company Shares and the Premises. Each such party hereby covenants to prepare and file the Report required to be filed by it no later than thirty days following the date hereof, to cooperate with the other parties to the extent necessary to assist the other party in the preparation of its Report, to request early termination of the waiting period required by the HSR Act and, if requested, to promptly amend or furnish additional information thereunder.

Section
Further Assurances.

At any time after the Closing Date, the Majority
Shareholders and Buyer shall, and Buyer shall cause the Company to, promptly execute, acknowledge and deliver any other assurances or documents reasonably requested by Buyer or the Majority Shareholders, as the case may be, and necessary for Buyer or the Majority Shareholders, as the case may be, to satisfy its obligations hereunder.

Section
Environmental Concerns.

 Buyer shall have further investigated the environmental impact of those matters disclosed on Schedule 3.12 (the "Environmental Concerns") and determined in its reasonable discretion that no further investigation or remedial efforts are necessary with respect thereto. If Buyer determines in its reasonable discretion that further investigation or remedial efforts are necessary with respect to the Environmental Concerns, Buyer shall have the right to engage the services of an environmental consultant to perform further investigation activities as may be warranted in the reasonable discretion of Buyer. Company and the Majority Shareholders shall provide Buyer reasonable access to the Premises for the purpose of conducting further investigation activities, and Buyer shall use its best efforts to minimize any disruption to Company's business operations. The expense of any additional investigation and remedial activities shall be borne by Buyer. If Buyer determines in its reasonable discretion that further investigation or remedial efforts are necessary with respect to the Environmental Concerns, Buyer shall have the right to postpone the Closing Date until a date not later than December 31, 1999 by providing notice to Company thereof. If Buyer determines in its reasonable discretion that further remedial efforts are necessary with respect to the Environmental Concerns, Buyer shall provide notice to Company outlining the remedial efforts that are necessary. Provided, however, that if Company does not consent to the taking of further remedial efforts outlined in any notice from Buyer to Company delivered pursuant to the preceding sentence or if Buyer determines at any time prior to the Closing Date that the Environmental Concerns cannot be cured to the reasonable satisfaction of Buyer and provides notice to Company setting forth the reasons for such determination, Buyer shall not be obligated to consummate the purchase of the Company Shares and the Premises at the Closing as contemplated by this Agreement.


Section
Employee Benefit Matters.

 The Majority Shareholders and the Company shall cause the Superior Industries of Morris, Inc. Employees' Profit Sharing Plan (the "Profit Sharing Plan") to be terminated no later than one (1) day preceding the Closing Date; provided, however, that no distributions shall be made to the Profit Sharing Plan participants on account of termination until the Company has obtained a favorable determination letter from the Internal Revenue Service with respect to such termination. Such termination shall be effected by adopting Board Resolutions and a Profit Sharing Plan amendment substantially in the form attached hereto as Exhibit B. Also, no later than thirty (30) days following the Closing Date, the Majority Shareholders and the Company shall (i) cause the ESOP to be terminated; and (ii) file with the Internal Revenue Service an application to receive a determination letter with respect to the termination of the ESOP. No distributions shall be made to ESOP participants on account of termination until the Company has obtained a favorable determination letter from the Internal Revenue Service with respect to such termination.


ARTICLE  :   CONDITIONS TO THE PURCHASE AND SALE

Section
General Conditions to the Purchase and Sale Relating to Parties.

The obligations of the parties to consummate the sale and purchase of the Company Shares and the Premises at the Closing as contemplated by this Agreement shall be subject to the satisfaction or waiver by the parties on or prior to the Closing
Date of the following conditions:

  No action or proceeding shall have been instituted and remain pending on the Closing Date before any court or governmental body or authority pertaining to the acquisition by Buyer of the Company Shares, or the result of which could prevent or make illegal the consummation of such acquisition.

  If applicable, the waiting period required by the HSR Act, and any extensions thereof obtained by request or other action of the FTC and/or the Antitrust Division, shall have expired or been terminated by the FTC and the Antitrust
Division.

  Any required consents of third parties disclosed on Schedule 3.7, Schedule 4.5, Schedule 5.5, Schedule 6.5 and
Schedule 7.6 annexed hereto shall have been obtained.

   As of the time of Closing, Company shall have purchased the airplane presently owned by 73 Charlie Company
(the "Airplane") at its fair market value and on such other terms as are reasonably acceptable to Buyer and 73 Charlie
Company.


Section
Conditions to Purchase by Buyer.

The obligation of Buyer to consummate the purchase of the Company Shares and the Premises at the Closing as contemplated by this Agreement shall be subject to the satisfaction or waiver by Buyer on or prior to the Closing Date of each of the following conditions:

     Each of the representations and warranties of
the Sellers contained in this Agreement shall be true in all material respects when made and as of the Closing Date, with the same effect as though such representations and warranties had been made on and as of the Closing Date (except representations and warranties that are made as of a specific date need be true
in all material respects only as of such date);   each of the
covenants and agreements of the Sellers in this Agreement to be performed on or prior to the Closing Date shall have been duly
performed in all material respects;   Buyer shall have
received at the Closing a certificate of a duly authorized officer of the Company as to the satisfaction of the Company's conditions set forth in clause (i) and clause (ii) of this
Section 10.2, dated as of the Closing Date;   Buyer shall
have received at the Closing a certificate of a duly authorized officers of SIMCO as to the satisfaction of SIMCO's conditions set forth in clause (i) and clause (ii) of this Section 10.2,
dated as of the Closing Date; and   Buyer shall have received
at the Closing a certificate of the duly authorized trustee of the ESOP as to the satisfaction of the ESOP's conditions set forth in clause (i) and clause (ii) of this Section 10.2, dated as of the Closing Date.

  During the period from the date hereof to the Closing Date, no event or condition shall have occurred which results in a Material Adverse Effect.

   Company shall have amended its corporate charter to permit Buyer to be a shareholder of the Company.

  Buyer shall have received certificates
representing the Company Shares duly endorsed in blank for transfer or accompanied by duly signed stock powers in blank.

  Buyer shall have had delivered to it warranty deeds conveying to the Company good and marketable fee simple title to the Premises effective as of the Closing Date in form reasonably acceptable to Buyer.

  At least ten (10) days prior to the Closing Date, Buyer shall have had delivered to it a real estate title abstract or a commitment for an owner's title insurance policy in an amount equal to the Real Estate Consideration issued by a title insurance company acceptable to Buyer covering the Premises and containing only exceptions which would not adversely affect the use or marketability of the Premises.

  Buyer shall have received a certified copy of resolutions of the board of directors of the Company approving the transaction set forth in and execution of this Agreement.

  Buyer shall have received a certified copy of resolutions of the members or Board of Governors, as appropriate, of SIMCO approving the transactions set forth in and execution of this Agreement.

  The directors of the Company shall have tendered their written resignations effective as of the Closing Date.

  The Company shall have entered into employment agreements with Paul Schmidgall and Stan Wulf substantially in the form of Exhibit C attached hereto.

  The Company shall have entered into an employment agreement with Neil Schmidgall substantially in the form of Exhibit D attached hereto.

   Buyer shall have received an opinion from legal counsel to the Company in form and substance satisfactory to the Buyer and its counsel.

   Buyer shall have receive an opinion from legal counsel to SIMCO in form and substance satisfactory to Buyer and its counsel.

   Buyer shall have received an opinion from legal counsel to the ESOP in form and substance satisfactory to the Buyer and its counsel.

   Company shall have entered into agreement(s) with Wayne Riser providing him with access to the Airplane and employing him as a pilot on terms reasonably acceptable to the Buyer.

   Buyer shall have received such other documents as may be reasonably necessary to effect the Closing as anticipated in this Agreement.

Section   Conditions to Sale by Sellers.

The obligation of Sellers to consummate the sale of the Company Shares and the Premises at the Closing as contemplated by this Agreement shall be subject to the satisfaction or waiver by Sellers on or prior to the Closing Date of each of the following conditions:

    Each of the representations and warranties of
Buyer contained in this Agreement shall be true in all material respects when made and as of the Closing Date, with the same effect as though such representations and warranties had been made on and as of the Closing Date (except representations and warranties that are made as of a specific date need be true in
all material respects only as of such date);   each of the
covenants and agreements of Buyer in this Agreement to be performed on or prior to the Closing Date shall have been duly
performed in all material respects; and   Sellers shall have
received at the Closing a certificate of a duly authorized officer of Buyer as to the satisfaction of the conditions set forth in clause (i) and clause (ii) of this Section 10.3, dated as of the Closing Date.

  Sellers shall have received certified copies of resolutions of the executive committee of the board of directors of the Buyer approving the transaction set forth in and execution of this Agreement.

  The Majority Shareholders and ESOP shall have received payment of the Share Consideration in their respective amounts as set forth in Schedule 2.3(a) by wire transfer of immediately available funds to accounts designated by each party prior to the Closing.

   SIMCO and Neil Schmidgall shall have received payment of the Real Estate Consideration in their respective amounts as set forth in Schedule 2.3(b) by wire transfer of immediately available funds to accounts designated by SIMCO and Neil Schmidgall prior to Closing.

   Sellers shall have received an opinion from legal counsel to Buyer in form and substance satisfactory to Sellers and their counsel.

   Sellers shall have received such other documents as may be reasonably necessary to effect the Closing as anticipated in this Agreement.


ARTICLE  :    INDEMNIFICATION

Section
Survival; Rights and Remedies Not Affected by Knowledge.

The representations and warranties in this Agreement, the Schedules, any supplements to the Schedules, the certificates delivered pursuant to Article 10, any other certificate or document delivered pursuant to this Agreement and any other Closing Document will survive the Closing. The rights to indemnification and payment of Damages and all other rights or remedies provided herein, including those relating to any representations, warranties, covenants and obligations, will not be affected by any investigation conducted with respect to, or any knowledge acquired at any time, whether before or after the execution and delivery of this Agreement or the Closing Date, with respect to the accuracy or inaccuracy of or compliance with, any such representation, warranty, covenant or obligation. The waiver of any condition based on the accuracy of any representation or warranty, or on the performance of or compliance with any covenant or obligation, will not affect the right to indemnification, payment of Damages or other remedy based on such representations, warranties, covenants and obligations.

Section
Indemnification and Payment of Damages By The Majority Shareholders.

 The Majority Shareholders shall indemnify and hold the Company, Buyer and their officers, directors, governors, members, managers, Affiliates, successors and assigns ("Buyer
Indemnitees") harmless for, and shall pay to the Buyer
Indemnitees the amount, to the extent not covered by insurance, of all Damages arising, directly or indirectly, from or in connection with:

   any breach or nonfulfillment of or failure to comply with in any respect ("Breach") any representation or warranty made by the Sellers;

   any Breach by the Sellers of any covenant, agreement or obligation of the Sellers;

   any Damages arising out of the ownership, use or conduct of the business or operations of the Company on or prior to the Closing Date or any act, omission, transaction, circumstance, fact, agreement, or other condition relating to the Company, known to the Sellers, which existed on or prior to the Closing Date and was not fully and properly disclosed to Buyer in the Financial Statements, the Schedules, the Exhibits or any other part of the Agreement;

   any act, omission, transaction, circumstance, fact, agreement, or other condition known to the Sellers, which existed on or prior to the Closing Date and was not fully and properly disclosed to Buyer in the Financial Statements, the Schedules, the Exhibits or any other part of the Agreement, relating to the following: (i)(A) the ownership, operation, or condition at any time on or prior to the Closing Date of any properties (including without limitation the Premises) and assets (whether real, personal, or mixed and whether tangible or intangible) in which the Company, SIMCO or the Majority Shareholders have or had an interest, or (B) any Hazardous Materials or other contaminants (including any tanks, equipment or other personal property or materials relating thereto) that were at any time prior to the Closing Date or are as of the Closing Date present on such properties or assets (including without limitation the Premises); or (ii)(A) any Hazardous Materials or other contaminants (and including any tanks, equipment or other personal property or materials relating thereto), wherever located, that were, or were allegedly, generated, transported, stored, treated, released or otherwise handled by the Company, SIMCO or the Majority Shareholders or by any other Person for whose conduct the Company, SIMCO or the Majority Shareholders are or may be held responsible at any time on or prior to the Closing Date, or (B) any Hazardous Activities that were, or were allegedly, conducted by the Company, SIMCO or the Majority Shareholders or by any other Person for whose conduct the Company, SIMCO or the Majority Shareholders are or may be held responsible; or

   any act, omission, transaction, circumstance, fact, agreement, or other condition known to the Sellers, which existed on or prior to the Closing Date and was not fully and properly disclosed to Buyer in the Financial Statements, the Schedules, the Exhibits or any other part of the Agreement, relating to the following: any bodily injury (including illness, disability, and death, and regardless of when any such bodily injury occurred, was incurred, or manifested itself), personal injury, property damage (including trespass, nuisance, wrongful eviction, and deprivation of the use of real property), or other damage of or to any Person, including any employee or former employee of the Company, SIMCO or the Majority Shareholders or any other Person for whose conduct the Company, SIMCO or the Majority Shareholders are or may be held responsible, in any way arising from or allegedly arising from any Hazardous Activity conducted or allegedly conducted with respect to the Premises or properties or other assets of or leased or subleased or used or operated by the Company or the operations of the Company prior to the Closing Date, or from Hazardous Material that was (1) present or suspected to be present on or before the Closing Date on or at such Premises or properties (or present or suspected to be present on any other property, if such Hazardous Material emanated or allegedly emanated from any of such Premises or properties and was present or suspected to be present on any of such Premises or properties on or prior to the Closing Date) or (2) released or allegedly released by the Majority Shareholders, SIMCO or the Company or any other Person for whose conduct the Company, SIMCO or the Majority Shareholders are or may be held responsible, at any time on or prior to the Closing Date.

 Buyer will be entitled to control any cleanup costs or corrective action, including any investigation, cleanup, removal, containment, or other remediation or response action, any related proceeding, and any other proceeding with respect to which indemnity may be sought under this Section 11.2.

Section
Indemnification and Payment of Damages By SIMCO.

 SIMCO shall indemnify and hold the Buyer Indemnitees harmless for, and shall pay to the Buyer Indemnitees the amount, to the extent not covered by insurance, of all Damages, arising, directly or indirectly, from or in connection with:

   any Breach of any representation or warranty made by SIMCO;

   any Breach by SIMCO of any covenant, agreement or obligation of SIMCO;

   any act, omission, transaction, circumstance, fact, agreement, or other condition known to the Sellers, which existed on or prior to the Closing Date and was not fully and properly disclosed to Buyer in the Financial Statements, the Schedules, the Exhibits or any other part of the Agreement, relating to the following: (i)(A) the ownership, operation, or condition at any time on or prior to the Closing Date of the SIMCO Premises, or (B) any Hazardous Materials or other contaminants (and including any tanks, equipment or other personal property or materials relating thereto) that were at any time prior to the Closing Date or are as of the Closing Date present the SIMCO Premises; or (ii)(A) any Hazardous Materials or other contaminants (and including any tanks, equipment or other personal property or materials relating thereto), wherever located on the SIMCO Premises, that were, or were allegedly, generated, transported, stored, treated, released or otherwise handled by the Company, SIMCO or the Majority Shareholders or by any other Person for whose conduct the Company, SIMCO or the Majority Shareholders are or may be held responsible at any time on or prior to the Closing Date, or (B) any Hazardous Activities that were, or were allegedly, conducted on the SIMCO Premises by the Company, SIMCO or the Majority Shareholders or by any other Person for whose conduct the Company, SIMCO or the Majority Shareholders are or may be held responsible; or

   any act, omission, transaction, circumstance, fact, agreement, or other condition known to the Sellers, which existed on or prior to the Closing Date and was not fully and properly disclosed to Buyer in the Financial Statements, the Schedules, the Exhibits or any other part of the Agreement, relating to the following: any bodily injury (including illness, disability, and death, and regardless of when any such bodily injury occurred, was incurred, or manifested itself), personal injury, property damage (including trespass, nuisance, wrongful eviction, and deprivation of the use of real property), or other damage of or to any Person, including any employee or former employee of the Company, SIMCO or the Majority Shareholders or any other Person for whose conduct the Company, SIMCO or the Majority Shareholders are or may be held responsible, in any way arising from or allegedly arising from any Hazardous Activity conducted or allegedly conducted on the SIMCO Premises prior to the Closing Date, or from Hazardous Material that was (1) present or suspected to be present on or before the Closing Date on or at the SIMCO Premises (or present or suspected to be present on any other property, if such Hazardous Material emanated or allegedly emanated from any of such SIMCO Premises and was present or suspected to be present on any of such SIMCO Premises on or prior to the Closing Date) or (2) released or allegedly released on or from the SIMCO Premises by the Majority Shareholders, SIMCO or the Company or any other Person for whose conduct the Company, SIMCO or the Majority Shareholders are or may be held responsible, at any time on or prior to the Closing Date.

 Buyer will be entitled to control any cleanup costs or corrective action, including any investigation, cleanup, removal, containment, or other remediation or response action, any related proceeding, and any other proceeding with respect to which indemnity may be sought under this Section 11.3.

Section
Indemnification By Buyer.

 Buyer shall indemnify and hold the Sellers and their successors and assigns ("Shareholder Indemnitees") harmless for, and will pay to the Shareholder Indemnitees the amount of, all Damages, to the extent not covered by insurance, arising directly or indirectly from or in connection with:

   any Breach of any representation or warranty made by Buyer;

   any Breach by Buyer of any covenant, agreement or obligation of the Buyer;

   any Damages arising out of the ownership, use or conduct of the business or operations of the Company after the Closing Date or any act, omission, transaction, circumstance, fact, agreement, or other condition relating to the Company which exists after the Closing Date.

Section
Indemnity Claims.

   Claims. In the event that any claim ("Claim") is hereafter asserted by a party hereto as to which such party may be entitled to indemnification hereunder, such party ("Indemnitee") shall notify the party required by the terms of this Agreement to indemnify the Indemnitee ("Indemnifying Party") thereof ("Claim Notice") within 30 days after (1) receipt of notice of commencement of any third-party litigation against such Indemnitee, (2) receipt by such Indemnitee of written notice of any third-party claim pursuant to an invoice, notice of claim or assessment, against such Indemnitee, or (3) such Indemnitee becomes aware of the existence of any other event in respect of which indemnification may be sought from the Indemnifying Party. The Claim Notice shall describe the Claim and the specific facts and circumstances in reasonable detail, shall include a copy of the Notice referred to in (1) and (2), above, shall indicate the amount, if known, or an estimate, if possible, of Damages that have been or may be incurred or suffered.

   Defense of Third Party Claim by Indemnifying
Party. The Indemnifying Party may elect to defend or compromise any Claim by a third party ("Third Party Claim"), at its or his own expense and by its or his own counsel, who shall be reasonably acceptable to the Indemnitee. The election by the Indemnifying Party to defend or compromise a claim shall constitute an avowal by the Indemnifying Party that the Indemnifying Party is obligated to indemnify the Indemnitee with respect to such claim. The Indemnitee may participate, at its or his own expense, in the defense of any Claim assumed by the Indemnifying Party. Without the approval of the Indemnitee, which approval shall not be unreasonably withheld or delayed, the Indemnifying Party shall not agree to any compromise of a Claim defended by the Indemnifying Party which would require the Indemnitee to perform or take any action or to refrain from performing or taking any action. The Trustees of the ESOP shall receive Claim Notice from the Indemnitee for any claims, including a Third Party Claim, involving either the ESOP or its Trustees and shall be afforded the opportunity to defend against such claim or claims in accordance with the provisions set forth above.

   Assumption of Defense by Indemnitee.
Notwithstanding the foregoing, if an Indemnitee determines in good faith that there is a reasonable probability that a proceeding may adversely affect it or its Affiliates other than as a result of monetary damages for which it would be entitled to indemnification under this Agreement, the Indemnitee may, by notice to the Indemnifying Party, assume the exclusive right to defend, compromise, or settle such proceeding, but the Indemnifying Party will not be bound by any determination of a proceeding so defended or any compromise or settlement effected without its consent (which may not be unreasonably withheld or delayed).

   Defense of Claim by Indemnitee.  If, within thirty
(30) days of the Indemnifying Party's receipt of a Claim Notice involving a Third Party Claim, the Indemnifying Party shall not have notified the Indemnitee of its or his election to assume the defense, the Indemnitee shall have the right to assume control of the defense or compromise of such Claim, and the costs and expenses of such defense, including costs of investigation and reasonable attorneys' fees, shall be added to the Claim. The Indemnitee shall have the right to compromise such Claim without the consent of the Indemnifying Party.

   Cooperation of Parties. The party assuming the defense of any Claim shall keep the other party reasonably informed at all times of the progress and development of the party's defense of and compromise efforts with respect to such Claim and shall furnish the other party with copies of all relevant pleading, correspondence and other papers. In addition, the parties to this Agreement shall cooperate with each other, and make available to each other and their representatives all available relevant records or other materials required by them for their use in defending, compromising or contesting any Claim. The failure to timely notify the Indemnifying Party of the commencement of such actions in accordance with Section 11.7(a) shall relieve the Indemnifying Party from the obligation to indemnify but only to the extent the Indemnifying Party establishes by competent evidence that it is has been materially and adversely prejudiced thereby.


Section
No Liability of Company.

 In the event a Claim is made against the Majority
Shareholders, the ESOP or SIMCO for Buyer's Damages, the ESOP or SIMCO pursuant to this Agreement for Buyer's Damages, the Majority Shareholders, the ESOP and SIMCO shall not, nor shall they be entitled to, maintain, assert or make a claim against the Company, or the directors, officers, affiliates, successor or assigns of the Company for contribution, indemnity or for any other recovery, it being the intention of the parties hereto that after the Closing, the Company shall have no liability, obligation or responsibility for any Breach of the representations, warranties, covenants or obligations of the Sellers made in this Agreement.


ARTICLE  :     TERMINATION

Section
Termination.

  Notwithstanding anything herein to the contrary, this Agreement shall terminate if the Closing does not occur on or before December 31, 1999, unless extended by mutual written agreement of the parties to this Agreement.

  This Agreement may be terminated   by the mutual
written consent of the parties to this Agreement,   (x) by
Buyer, if there has been a material misrepresentation or other material breach by Sellers of any of their representations, warranties, covenants and agreements set forth herein and there shall not have occurred and be continuing a breach or violation by Buyer, in any material respect, of any of its representations, warranties, covenants and agreements set forth herein and (y) by any of the Sellers if there has been a material misrepresentation or other material breach by Buyer of any of its representations, warranties, covenants and agreements set forth herein and there shall not have occurred and be continuing a breach or violation by any of the Sellers, in any material respect, of any of their representations, warranties, covenants and agreements set forth herein; provided, however, that if the breach by the non-terminating party is susceptible to cure, such party shall have 30 business days after receipt of written notice from the other party of its intention to
terminate this Agreement in which to cure such breach,   by
Buyer if any of the Sellers or Buyer shall receive a request for further information under the HSR Act with respect to its filing thereunder from either the FTC or the Antitrust Division and Buyer believes, based on advice of counsel, that such request for additional information will likely result in a challenge by the FTC or Antitrust Division of the transactions contemplated by this Agreement (provided that Buyer exercises its right to terminate this Agreement prior to any of the Sellers making a responsive filing to such request) by delivering written notice
of such termination to the Sellers, and   any party hereto,
on or after October 31, 1999, by written notice to the other parties, if (A) the Closing shall then not have occurred for any reason other than the breach or violation by the notifying party, in any material respect, of any of its representations, warranties, covenants and agreements set forth in this Agreement and (B) there shall not have occurred and be continuing a breach or violation by the notifying party, in any material respect, of any of such representations, warranties, covenants and agreements.

  If this Agreement is terminated pursuant to
Section 12.1, this Agreement, other than with respect to the obligations under Sections 9.1, 13.1 and 13.3 hereof, shall thereafter have no effect, except that termination of this Agreement will not relieve either party of any liability for breach of any covenants or agreements set forth herein occurring prior to such termination.


ARTICLE  :    MISCELLANEOUS

Section
Expenses.

Unless otherwise indicated, the parties shall bear their own respective expenses (including, but not limited to, all compensation and expenses of counsel, financial advisors, consultants, actuaries and independent accountants) incurred in connection with the preparation and execution of this Agreement and consummation of the transactions contemplated hereby.

Section
Best Efforts; Further Assurances.

  Commitment to Best Efforts.  Subject to the rights
of any Seller or the Buyer, as the case may be, under Section
12.1,   each party hereto shall use its best efforts to cause
all conditions to its obligations hereunder to be timely satisfied and to perform and fulfill all obligations on its part to be performed and fulfilled under this Agreement, to the end that the transactions contemplated by this Agreement shall be effected substantially in accordance with its terms as soon as
reasonably practicable,   each party shall cooperate with the
other party in such actions and in securing requisite consents
and   each party shall execute and deliver such further
documents and take such other actions as may be necessary or appropriate to consummate or implement the transactions contemplated hereby or to evidence such events or matters.

  Limitation.  As used in this Agreement, the term
"best efforts" shall not mean efforts which require the performing party to do any act that is commercially unreasonable under the circumstances, to make any capital contribution or to expend any funds other than in payment of reasonable out-of-pocket expenses incurred in satisfying obligations hereunder, including but not limited to the fees, expenses and disbursements of its accountants, counsel and other professional advisors.

  Exclusive Dealing. Until the Closing Date or the earlier termination of this Agreement, the Sellers will not, nor will any of them permit any officers, directors, employees or other advisors or representatives to (i) solicit, initiate or encourage submission of any proposal to purchase the Company Shares, the Premises or any of the Company's assets, other than in the ordinary course of business; or (ii) enter into any agreement with respect to any such proposal.


Section
Public Disclosure.

Prior to the Closing Date, none of the parties will make any public release of information regarding any matters contemplated herein without the consent of the other parties, except for press releases issued by Astec as required by law.

Section
Assignment.

This Agreement may not be assigned by either party, by operation of law or otherwise.

Section
Amendments and Waivers.

The provisions of this Agreement may not be amended, supplemented or changed orally, but only by writing signed by Buyer and Sellers and making specific reference to this Agreement.

Section
Entire Agreement.

This Agreement   constitutes the entire agreement and
supersedes all prior agreements and understandings, both written and oral, among the parties, with respect to the subject matter
hereof, except as otherwise contemplated herein; and   is not
intended to confer upon any other persons any rights or remedies hereunder.

Section
Schedules.

The inclusion of any matter in any Schedule or Exhibit to this Agreement shall be deemed to be an inclusion for all purposes of this Agreement, including each representation to which it may relate.

Section
Notices.

All notices, requests, demands or other communications herein required or permitted to be given shall be in writing and may be personally served, telecopied, telexed or sent by United States mail and shall be deemed to have given when delivered in person, upon receipt of telecopy or telex (with confirmed answerback) or five business days after deposit in the United States mail, registered or certified, postage prepaid and properly addressed to the party's address as set forth on the signature pages hereof. Any party may change the address to which notices are to be addressed by giving the other party written notice in the manner herein set forth.

Section
Governing Law.

 This Agreement shall be governed by, construed in accordance with, the laws of the State of Tennessee, without regard to conflicts of law principles. However, the sale, transfer and assignment of the Premises to the Company shall be governed by and construed in accordance with the laws and local practice of the State of Minnesota and all matters dealing with the governance of the ESOP and those matters dealing with the fiduciary obligations and responsibilities of the Trustees of the ESOP, except as preempted by ERISA, shall be governed by the laws of the State of Minnesota.

Section
Severability.

In case any provision in this Agreement shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

Section
Section Headings.

The section and paragraph headings contained in this Agreement are for reference purposes only and shall not in any way affect the meaning or interpretation of this Agreement.

Section
Counterparts.

This Agreement and any amendments hereto may be executed in one or more counterparts, each of which shall be deemed to be an original, but all of which shall be considered one and the same instrument.

Section
Representation By Counsel; Interpretation.

Each party acknowledges that such party has been represented by counsel in connection with this Agreement and the transactions contemplated by this Agreement. Accordingly, any rule of law, or any legal decision that would require interpretation of any claimed ambiguities in this Agreement against the party that drafted it has no application and is expressly waived. The provisions of this Agreement shall be interpreted in a reasonable manner to effect the intent of the parties.

Section
Arbitration Clause.

Any dispute pertaining to this Agreement or the matters addressed herein shall be referred to arbitration at the request of any party before a single arbitrator. In any arbitration the parties shall be entitled to be legally represented. This matter shall be arbitrated solely under Title 35 United States Code, as interpreted by the United States Court of Appeals for the Federal Circuit, and pursuant to Title 9 United States Code, the Federal Arbitration Act. The Arbitration Rules of the Center for Public Resources, New York, New York for Non-Administered Arbitration of Business Disputes, as they exist on the date of this Agreement, are adopted as the rules governing this arbitration. Interpretation and enforcement of this instrument and all of this Agreement and all questions, issues or claims regarding the performance of the parties hereunder shall be controlled and governed by the law of the State of Tennessee except as otherwise specifically stated to the contrary in this Agreement. The arbitration shall take place in Morris, Minnesota, at a mutually agreeable site.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their respective officers therein duly authorized as of the 1st day of November, 1999.

BUYER:                               COMPANY:

ASTEC INDUSTRIES, INC.          SUPERIOR INDUSTRIES
                                OF MORRIS, INC.

By: /s/ Richard W. Bethea, Jr.  By:   /s/Neil Schmidgall

Title:  Secretary               Title:   President



                                MAJORITY SHAREHOLDERS:
                                Neil Schmidgall        Paul Schmidgall
                                Linda Schmidgall       Shawn Schmidgall
                                NEIL E. SCHMIDGALL     LINDA M. SCHMIDGALL
                                REVOCABLE LIVING TRUST REVOCABLE LIVING TRUST

                                By:/s/ Neil Schmidgall By:/s/ Paul Schmidgall

                                Trustee                Trustee


                                By:/s/Linda Schmidgall By:/s/Shawn Schmidgall

                                Trustee                Trustee


                                ESOP:

                                SUPERIOR INDUSTRIES OF
                                MORRIS, INC. EMPLOYEE STOCK
                                OWNERSHIP PLAN

                                By:

                                Trustee



                                SIMCO, LLC

                                By:

                                Title:  Chief Manager
                                By:     Trustee


NEIL E. SCHMIDGALL AND LINDA
M. SCHMIDGALL CHARITABLE
REMAINDER UNITRUST

By: Neil E. Schmidgall
Trustee


                            EXHIBIT 10.31

Amended and Restated Master Note in the amount of $15,000,000 dated December 29, 1999 by and between Astec Industries, Inc.
and Bank One, NA.




 AMENDED AND RESTATED MASTER NOTE
 (FIXED AND FLOATING RATES)


$15,000,000.00       Date:  December 15, 1999

FOR VALUE RECEIVED, ASTEC INDUSTRIES, INC. (the "Borrower") promises to pay to the order of BANK ONE, NA(the "Bank"), in lawful money of the United States at the office of the Bank at Bank One Plaza, Chicago, Illinois, or as the Bank may otherwise direct, the lesser of Fifteen Million and No/100ths Dollars ($15,000,000.00) or the aggregate outstanding unpaid principal amount of loans evidenced hereby ("Loans"), together with interest as provided below.

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

At the expiration of an interest period applicable to a Fixed Rate
Loan, such Fixed Rate Loan shall automatically convert into a Floating Rate Loan unless the Bank and the Borrower agree to a fixed rate for a new interest period. All Floating Rate Loans and all Fixed Rate Loans shall be payable on January 2, 2001 (the "Maturity Date").  Interest on
each Fixed Rate Loan shall be payable on the last day of the interest period for such Fixed Rate Loan. Floating Rate Loans shall bear interest at a rate equal to the corporate base rate of interest announced by the Bank from time to time, changing when and as the corporate base rate changes.  Interest on Floating Rate Loans
shall be payable on the Maturity Date and on demand thereafter.   Any Floating
Rate Loan or Fixed Rate Loan which is not paid on the Maturity Date (or any earlier accelerated maturity date) shall bear interest at a rate equal to the sum of the corporate base rate of interest announced by the Bank from time to time, plus 2% per annum, changing when and as the corporate base rate changes.

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

This Note is the Note issued pursuant to, and is entitled to the benefits of, the letter agreement between the Borrower and the Bank dated as of August 13, 1999 (which, as it may be amended or modified and in effect from time to time, is herein called the "Letter
Agreement" as amended by that certain amendment to letter agreement dated as of December 15, 1999), to which Letter Agreement reference is hereby made for a statement of the terms and conditions governing this Note, including the terms and conditions under which the maturity of this Note may be accelerated. Nothing in this Note shall constitute a commitment to make loans to the Borrower.

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


      ASTEC INDUSTRIES, INC.

      By:  /s/ Richard W. Bethea, Jr.

      Title:  Secretary





                       EXHIBIT 10.32

Amended and Restated Master Note in the amount of $20,000,000 dated December 29, 1999 by and between Astec Industries, Inc.
and Bank One, NA.








AMENDED AND RESTATED MASTER NOTE
(FIXED AND FLOATING RATES)


$20,000,000.00       Date:  December 15, 1999

FOR VALUE RECEIVED, ASTEC INDUSTRIES, INC. (the
"Borrower") promises to pay to the order of BANK ONE, NA (the "Bank"), in lawful money of the United States at the office of the Bank at 1 Bank One Plaza, Chicago, Illinois, or as the
Bank may otherwise direct, the lesser of Twenty
Million and No/100ths Dollars ($20,000,000.00) or the aggregate outstanding unpaid principal amount of loans evidenced hereby ("Loans"), together with interest as provided below.

Any person authorized to borrow on behalf of the Borrower (an "Authorized Person") may request a Loan by telephone or telex. The
Borrower agrees that the Bank is authorized to honor requests which it believes, in good faith, to emanate from an Authorized Person, whether in fact that be the case or not.

Loans may bear interest at either a fixed rate
("Fixed Rate Loans") or a floating rate
("Floating Rate Loans").  Loans shall be
Floating Rate Loans unless the Bank and the Borrower agree to a fixed rate for a specific interest period. Subject to availability and for an interest period to be agreed upon Fixed
Rate Loans shall bear interest at a rate equal to the sum of the Applicable Margin plus the Eurodollar Rate, where the Applicable Margin is
 .75% per annum from the funding date to and including January 31, 2000, 1.00% per annum from February 1, 2000 to and including March
31, 2000 and 1.25% per annum thereafter and the Eurodollar Rate is the rate at which deposits in U.S. dollars in the amount and for a maturity corresponding to that of the applicable interest period are offered by the Bank in the offshore interbank market at approximately 10 a.m. (Chicago time) two business days prior to the first date of such interest period, adjusted for maximum statutory reserve requirements.

At the expiration of an interest period
applicable to a Fixed Rate Loan, such Fixed
Rate Loan shall automatically convert into a
Floating Rate Loan unless the Bank and the
Borrower agree to a fixed rate for a new
interest period.  All Floating Rate Loans and
all Fixed Rate Loans shall be payable on
January 2, 2001 (the "Maturity Date").
Interest on each Fixed Rate Loan shall be
payable on the last day of the interest period
for such Fixed Rate Loan.  Floating Rate Loans
shall bear interest at a rate equal to the
corporate base rate of interest announced by
the Bank from time to time, changing when and
as the corporate base rate changes.  Interest
on Floating Rate Loans shall be payable on the
Maturity Date and on demand thereafter.   Any
Floating Rate Loan or Fixed Rate Loan which is not paid on the Maturity Date (or any earlier accelerated maturity date) shall bear interest at a rate equal to the sum of the corporate base rate of interest announced by the Bank from time to time, plus 2% per annum, changing when and as the corporate base rate changes.

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

This Note is the Note issued pursuant to, and is entitled to the benefits of, the letter agreement between the Borrower and the Bank dated as of October 29, 1999 (which, as it may be amended or modified and in effect from time to time, is herein called the "Letter
Agreement" as amended by that certain amendment to letter agreement dated as of December 15,
1999), to which Letter Agreement reference is hereby made for a statement of the terms and conditions governing this Note, including the terms and conditions under which the maturity of this Note may be accelerated. Nothing in this Note shall constitute a commitment to make loans to the Borrower.

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


      ASTEC INDUSTRIES, INC.

      By: /s/ Richard W. Bethea, Jr.

      Title: Secretary




                               EXHIBIT 22

                       Subsidiaries of the Registrant

                            LIST OF SUBSIDIARIES

Name                      Owned                   Jurisdiction of Incorporation

American Augers, Inc.        100                  Delaware

Astec, Inc.                  100                  Tennessee

Astec Financial
  Services, Inc.             100                  Tennessee

Astec Holdings, Inc.         100                  Tennessee

Astec Transportation, Inc.   100                  Tennessee

Breaker Technology, Inc.     100                  Tennessee

Breaker Technology Ltd.      100                  Ontario, Canada

CEI Enterprises, Inc.        100                  Tennessee

Heatec, Inc.                 100                  Tennessee

Johnson Crushers
  International, Inc.        100                  Tennessee

Kolberg-Pioneer, Inc.        100                  Tennessee

Pavement Technology, Inc.     50                  Georgia

Production Engineered
  Products, Inc.             100                  Nevada

Roadtec, Inc.                100                  Tennessee

Superior Industries
  of Morris, Inc.            100                  Minnesota

Telsmith, Inc.               100                  Delaware

Trencor, Inc.                100                  Texas


EXHIBIT 23
Consent of Independent Auditors

CONSENT OF INDEPENDENT AUDITORS


  We consent to the incorporation by reference in the Registration Statements (Forms S-8 No. 33-14738 and 0-14714) pertaining to the Astec Industries,
Inc. 1986 and 1992 Stock Option Plans, and to the 1998 Long-Term Incentive Stock Plan of our report dated February 18, 2000, with respect to the consolidated financial statements and schedule of Astec Industries, Inc. included in the Annual Report (Form 10-K) for the year ended
December 31, 1999.


 ERNST & YOUNG LLP


Chattanooga, Tennessee
March 22, 2000