Form 10-Q
period 2000-03-31
ASTEC INDUSTRIES INC
filed 2000-05-12
CIK 792987

SECURITIES & EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q


(Mark One)

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2000.

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

YES       X                                        NO _______



Indicate the number of shares outstanding of each of the registrant's classes of stock as of the latest practicable date.

           Class                             Outstanding at May 5, 2000

 Common Stock, par value $0.20                        19,208,062



ASTEC INDUSTRIES, INC.

INDEX                                                    Page Number


PART I - Financial Information

 Item 1.   Financial Statements-Unaudited

  Consolidated Balance Sheets as of
  March 31, 2000 and December 31, 1999                        1

  Consolidated Statements of Income
  for the Three Months Ended March 31, 2000
  and 1999                                                    2

  Consolidated Statements of Cash Flows
  for the Three Months Ended March 31, 2000
  and 1999                                                    3

  Notes to Unaudited Consolidated Financial
  Statements                                                  4

 Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                       6

PART II - Other Information

 Item 1.  Legal Proceedings                                   12

 Item 5.  Other Items                                         12

 Item 6.  Exhibits and Reports on Form 8-K                    12


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                  ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS)


ACCOUNT DESCRIPTION                   MARCH 31,              DECEMBER 31,
                                        2000                    1999
                                      UNAUDITED               (Note 1)
ASSETS
CURRENT ASSETS
CASH AND CASH EQUIVALENTS             $   6,478                $  3,725
RECEIVABLES - NET                       102,197                  72,948
INVENTORIES                             108,845                 104,842
PREPAID EXPENSES AND OTHER               10,987                  11,734
TOTAL CURRENT ASSETS                    228,507                 193,249
PROPERTY AND EQUIPMENT - NET            110,412                 109,388
GOODWILL                                 35,496                  36,300
OTHER ASSETS                              5,761                  15,604
TOTAL ASSETS                           $380,176                $354,541
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
NOTES PAYABLE                               $85                     $85
CURRENT MATURITIES OF LONG-TERM DEBT        511                     511
ACCOUNTS PAYABLE - TRADE                 43,526                  36,430
OTHER ACCRUED LIABILITIES                42,050                  41,334
TOTAL CURRENT LIABILITIES                86,172                  78,360
LONG-TERM DEBT,
    LESS CURRENT MATURITIES             111,893                 102,685
OTHER LONG-TERM LIABILITIES               6,070                   6,763
TOTAL SHAREHOLDERS' EQUITY              176,041                 166,733
TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY               $380,176                $354,541



                    ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENT
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                  THREE MONTHS           THREE MONTHS
                                     ENDED                   ENDED
                                 MARCH 31, 2000          MARCH 31, 1999

NET SALES                        $140,872                $112,478
COST OF SALES                     107,114                  84,469
GROSS PROFIT                       33,758                  28,009
S,G, & A  EXPENSES                 18,255                  13,940
INCOME FROM OPERATIONS             15,503                  14,069
INTEREST EXPENSE                    2,186                     694
OTHER INCOME, NET OF EXPENSE          802                     643
INCOME BEFORE INCOME TAXES         14,119                  14,018
INCOME TAXES                        5,492                   5,451
NET INCOME                       $  8,627                $  8,567

EARNINGS PER COMMON SHARE
          BASIC                  $   0.45                $   0.45
          DILUTED                $   0.44                $   0.43


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
          BASIC                19,140,293              18,988,549
          DILUTED              19,828,565              19,814,701



                  ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS)
                              (UNAUDITED)

                                         FOR THE THREE MONTHS ENDED
                                       MARCH 31,            MARCH 31,
                                         2000                 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                             $  8,627             $  8,567
ADJUSTMENTS TO RECONCILE NET
    INCOME TO NET CASH PROVIDED
    BY OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION         3,445                2,727
    PROVISION FOR DOUBTFUL ACCOUNTS          92                  506
    PROVISION FOR INVENTORY RESERVE         802                  698
    PROVISION FOR WARRANTY RESERVE          990                1,880
    (GAIN) ON SALE OF FIXED ASSETS       (3,325)                (103)
    (GAIN) ON SALE OF LEASE PORTFOLIO      (465)                 (80)
    FOREIGN CURRENCY TRANSACTION (GAIN)     (42)

(INCREASE) DECREASE IN:
    TRADE RECEIVABLES                   (14,138)              (13,193)
    FINANCE RECEIVABLES                  (4,522)              (11,983)
    INVENTORIES                          (3,715)               (7,370)
    PREPAID EXPENSES AND OTHER            1,926                   (41)
    OTHER RECEIVABLES                    (1,361)                  (83)
    OTHER  NON-CURRENT ASSETS              (394)                  (14)
INCREASE (DECREASE) IN:
    ACCOUNTS PAYABLE                      6,918                11,499
    ACCRUED PRODUCT WARRANTY             (1,280)               (1,423)
    OTHER ACCRUED LIABILITIES              (292)                2,711
    INCOME TAXES PAYABLE                  4,305                 3,146
TOTAL ADJUSTMENTS                       (11,056)              (11,123)
NET CASH (USED) BY
    OPERATING ACTIVITIES                 (2,429)               (2,556)

CASH FLOWS FROM INVESTING ACTIVITIES
PROCEEDS FROM SALE OF
    PROPERTY AND EQUIPMENT - NET              7                 3,194
EXPENDITURES FOR - PROPERTY
    AND EQUIPMENT                        (4,918)               (5,282)
NET CASH USED BY INVESTING ACTIVITIES    (4,911)               (2,088)
CASH FLOWS FROM FINANCING ACTIVITIES:
NET BORROWINGS UNDER REVOLVING
    CREDIT AGREEMENT                      9,669                 5,727
PROCEEDS FROM ISSUANCE OF
    COMMON STOCK                            424                   755
NET CASH PROVIDED BY
    FINANCING ACTIVITIES                 10,093                 6,482
NET INCREASE IN CASH                      2,753                 1,838
CASH AT BEGINNING OF PERIOD               3,725                 5,353
CASH AT END OF PERIOD                  $  6,478              $  7,191



ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation
 The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X promulgated under the Securities Act of 1933. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Astec Industries, Inc. and subsidiaries annual report on Form 10-K for the year ended December 31, 1999.

Note 2.  Receivables.
Receivables are net of allowance for doubtful accounts of $1,989,000 and $1,966,000 for March 31, 2000 and December 31, 1999, respectively.

Note 3.  Inventories
 Inventories are stated at the lower of first-in, first-out cost or market and consist of the following:

                                    (in thousands)
                           March 31, 2000      December 31, 1999
Raw Materials              $  38,351           $  45,641
Work-in-Process               25,405              15,884
Finished Goods                45,089              43,317
Total                      $ 108,845           $ 104,842


Note 4.  Property and Equipment
 Property and equipment is stated at cost. Property and equipment is net of accumulated depreciation of $46,655,000 and $44,503,000 for March 31, 2000 and December 31, 1999, respectively.

Note 5.  Earnings Per Share
 Basic and diluted earnings per share are calculated in accordance with SFAS No. 128. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities.

Notes to Unaudited Financial Statements  -  Continued

The following table sets forth the computation of basic and diluted earnings per share:

                                      Three Months Ended
                                            March 31,
                                     2000              1999
Numerator:
Net income                     $8,627,000        $8,567,000

Denominator:
Denominator for basic
earnings per share             19,140,293        18,988,549

Effect of dilutive
securities:
Employee stock options            688,272            826,152

Denominator for
diluted earnings per share     19,828,565         19,814,701

Earnings per common
share:                           Basic              Diluted
                                 $0.45                $0.45
                                 $0.44                $0.43

Note 6.  Comprehensive Income
Total comprehensive income was $8,627,000 for the three months ended March 31, 2000 and $8,567,000 for the three months ended March 31, 1999.

Note 7.  Contingent Matters
 Certain customers have financed purchases of Astec products through arrangements in which the Company is contingently liable for customer debt aggregating approximately $11,039,000 at March 31, 2000 and $11,776,000 at December 31, 1999.

Note 8.  Segment Information
                                           (in thousands)
                                         Three months ended
                                           March 31, 2000

          Hot-mix   Aggregate    Mobile Asphalt  Pipeline and
          Asphalt   Processing   Construction    Underground
          Plants    Equipment    Equipment       Construction  All
                                                 Group         Others   Total

Revenues
from
external
customers  $43,189  $53,752      $18,193         $17,692      $8,046    $140,872

Intersegment
revenues     6,524    4,559            0             505         210      11,798

Segment
profit     $ 5,072  $ 6,898      $ 3,361         $ 1,033     ($7,362)    $ 9,002



                                       Three months ended
                                         March 31, 1999

            Hot-mix  Aggregate    Mobile Asphalt  Pipeline and
            Asphalt  Processing   Construction    Underground
            Plants   Equipment    Equipment       Utility
                                                  Construction  All
                                                  Group         Others  Total
Revenues
from
external
customers   $49,700  $38,207      $17,503         $6,759        $308    $112,477

Intersegment
revenues      2,414    2,916            0              6       1,151       6,487

Segment
profit       $6,852   $5,444       $3,180           $329     ($7,058)     $8,747

Notes to Unaudited Financial Statements  -  Continued

In prior periods the Pipeline and Underground Utility Construction Group did not meet the requirements for disclosure as a separate reportable segment. American Augers, Inc., which the Company acquired in October 1999 and Trencor, Inc. comprise the Pipeline and Underground Utility Construction segment.

Reconciliations of the reportable segment totals for profit or loss to the Company's consolidated totals are as follows:

                                             (in thousands)
                                           Three months ended
                                                March 31,
                                           2000            1999
Profit:
Total profit for
reportable segments                     $16,364         $15,805
Other profit (loss)                      (7,362)         (7,058)
Equity in (loss)/income
of joint venture                            (32)             43
Elimination of
intersegment profit                        (343)           (223)
Total consolidated net
income                                   $8,627          $8,567

Note 9.  Legal Matters
There have been no material developments in legal proceedings previously reported. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies" in Part I - Item 2 of this Report.

Note 10. Seasonality
Due to varied product lines, the Company's business is becoming less seasonal. Approximately 25% of the Company's business volume typically occurs during the first three months of the year.

Item 2. Management's Discussion and Analysis Of Financial Condition And Results Of Operations

 When used in this report, press releases and elsewhere by management or the Company from time to time, the words, "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve certain risks and uncertainties. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, which include the risk factors discussed in this report, and other risk factors that are discussed from time to time in the Company's reports filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. The Company undertakes no obligations to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date such statements are made or to reflect the occurrence of unanticipated events.

Results of Operations

 For the three months ended March 31, 2000, net sales increased to $140,872,000 from $112,478,000 for the three months ended March 31, 1999, representing a 25.2% increase. The acquisition of Breaker Technology, Inc. in August 1999, American Augers, Inc. in October 1999, and Superior Industries of Morris, Inc. in November 1999 accounted for 94% of the increase in net sales during the first quarter of 2000 over the first quarter of 1999.
International sales for the first quarter of 2000 increased to $12,258,000 from $10,236,000 for the same period of 1999.


 Gross profit for the three months ended March 31, 2000 increased to $33,758,000 from $28,009,000 for the three months ended March 31, 1999, while the gross profit percentage for the three months ended March 31, 2000 decreased slightly to 24.0% from 24.9% for the three months ended March 31,
1999.   The decrease in gross profit percentage relates primarily to production inefficiencies relating to the implementation of improvements to the manufacturing process at the Astec, Inc. subsidiary and a combination of less than expected sales volume and under utilization of plant capacity due to product mix at Telsmith, Inc. Sales at Telsmith during the first quarter included individual machine sales but did not include the normal aggregate "system" sales.

 Selling, general and administrative expenses for the three months ended March 31, 2000 were $18,255,000 or 13.0% of net sales, compared to $13,940,000 or
12.4% of net sales for the three months ended March 31, 1999. Approximately $2,898,000, or 67.2% of the increase in selling, general and administrative expenses for the three months ended March 31, 2000 compared to the same quarter in 1999, relates to the acquisitions of Breaker Technology, Inc., American Augers, Inc., and Superior Industries of Morris, Inc. The remaining increase was primarily attributed to increased salaries and related benefit expense for additional personnel in various departments.

 Interest expense increased to $2,186,000 for the three months ended March 31, 2000 from $694,000 for the three months ended March 31, 1999. Interest expense as a percentage of net sales increased to approximately 1.7% for the three months ended March 31, 2000 from .6% for the quarter ended March 31, 1999. The increase in interest expense relates mainly to debt incurred in connection with the acquisitions of Breaker Technology, Inc., American Augers, Inc., and Superior Industries of Morris, Inc. during the third and fourth quarters of 1999.

 Other income, net of other expense, was $802,000, or .6% of net sales for the quarter ended March 31, 2000, compared to other income, net of expense of $643,000, or .6% of net sales for the quarter ended March 31, 1999.

 Income tax expense for the first quarter of 2000 increased to $5,492,000 from $5,451,000 at March 31, 1999, an increase of $41,000 or .8%. Tax expense is 3.9% and 4.8% of net sales for the three months ended March 31, 2000 and 1999, respectively. The effective tax rate for the three months ended March 31, 2000 and 1999, was 38.9%.

 Backlog of orders at March 31, 2000 was $116,299,000 compared to $114,520,000 at March 31, 1999, restated for acquisitions.

Liquidity and Capital Resources

 As of March 31, 2000, the Company had working capital of $142,335,000 compared to $114,889,000 at December 31, 1999.

 Total short-term borrowings, including current maturities of long-term debt, were $596,000 at March 31, 2000 and December 31, 1999. The current portion of outstanding Industrial Development Revenue Bonds accounted for $500,000 of the current maturities of long-term debt at March 31, 2000 and December 31, 1999.

Long-term debt, less current maturities, increased to $111,893,000 at March 31, 2000 from $102,685,000 at December 31, 1999, an increase of $9,208,000. At March 31, 2000 debt of approximately $92,120,000 was outstanding under the revolving credit facility and $19,700,000 was the aggregate principal amount of Industrial Revenue Bonds was outstanding. The increase in debt from December 31, 2000 relates to the funding of working capital needs using the revolving credit facility.

 Capital expenditures in 2000 for plant expansion and for further modernization of the Company's manufacturing processes are expected to be approximately $19,100,000. The Company expects to finance these expenditures using the revolving credit facility. Capital expenditures for the three months ended March 31, 2000 were $5,627,000.

Effective April 7, 2000, the Company renegotiated its revolving credit facility and increased the amount of available credit from $90,000,000 to $150,000,000. As part of the revolving credit facility, Astec Industries, Inc. may borrow up to $130,000,000, while Astec Financial Services, Inc. has a segregated portion of up to $50,000,000. The Company had two term loans outstanding at December 31, 1999 totaling $35,000,000, which were rolled into the revolving credit facility. At March 31, 2000, Astec Financial Services, Inc. had utilized $23,244,000 of facility. Advances under this line of credit are limited to "Eligible Receivables" of Astec Financial Services, Inc. as defined in the credit agreement that governs the credit facility. The Company was in compliance with all financial covenants related to the line of credit at March 31, 2000.

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

Risk Factors

A decrease in government funding of highway construction and maintenance may adversely affect our operating results

 Many of our customers depend substantially on government funding of highway construction and maintenance and other infrastructure projects. Federal government funding of infrastructure projects is usually accomplished through bills, which establish funding over a multi-year period. The most recent spending bill was signed into law in June 1998 and covers federal spending through 2003. We cannot assure you that this legislation will not be revised in future congressional sessions, that recent increases in federal funding of infrastructure will continue or that federal funding will not decrease in the future, especially in the event of an economic recession. In addition, Congress could pass legislation in future sessions, which would allow for the diversion of highway funds for other national purposes or could restrict funding of infrastructure projects unless states comply with certain federal policies. Any decrease or delay in government funding of highway construction and maintenance and other infrastructure projects could reduce our revenues and profits.

Downturns in the general economy or the commercial construction industry may adversely affect our revenues and operating results

 Demand for many of our products, especially in the commercial construction industry, is cyclical. Sales of our products are sensitive to the state of the U.S., foreign and regional economies in general, and in particular, changes in commercial construction spending and government infrastructure spending. We could face a downturn in the commercial construction industry based upon a number of factors, including:

-- the level of interest rates;

-- availability of funds for construction;

-- labor disputes in the construction industry causing work stoppages;

-- energy or building materials shortages; and

-- inclement weather.

General economic downturns, including any downturns in the commercial construction industry, could result in a material decrease in our revenues and operating results.

Acquisitions that we have made in the past and future acquisitions involve risks that could adversely affect our future financial results

We have completed eight acquisitions since 1994 and plan to acquire additional businesses in the future. We cannot guarantee that we will achieve the benefits expected to be realized from our acquisitions. Our future success may be limited because of unforeseen expenses, difficulties, complications, delays and other risks inherent in acquiring businesses, including the following:

-- we may have difficulty integrating the financial and administrative functions of acquired businesses

-- acquisitions may divert management's attention from our existing operations

-- we may have difficulty in competing successfully for available acquisition candidates, completing future acquisitions or accurately estimating the financial effect of any businesses we acquire

-- we may have delays in realizing the benefits of our strategies for an acquired business

-- we may not be able to retain key employees necessary to continue the operations of the acquired business

-- acquisition costs may deplete significant cash amounts or may decrease our operating income

-- we may choose to acquire a company that is less profitable than we are or has lower profit margins than we do

-- future acquired companies may have unknown liabilities that could require us to spend significant amounts of additional capital

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

 We may face product liability claims or other liabilities due to the nature of our business

 We manufacture heavy machinery, which is used by our customers at excavation and construction sites and on high-traffic roads. Any defect in, or improper operation of, our equipment can result in personal injury and death, and damage to or destruction of property, any of which could cause product liability claims to be filed against us. The amount and scope of our insurance coverage may not be adequate to cover all losses or liabilities we may incur in the event of a product liability claim. We may not be able to maintain insurance of the types or at the levels we deem necessary or adequate or at rates we consider reasonable. Any liabilities not covered by insurance could reduce our profitability or have an adverse effect on our financial condition.

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

 A significant portion of our revenues relates to the sale of equipment that produces asphalt mix. A major component of asphalt is oil and asphalt prices correlate with the price and availability of oil. A material rise in the price of oil or a material decrease in the availability of oil would increase the cost of producing asphalt, which would likely decrease demand for asphalt, resulting in decreased demand for our products. This could have a material adverse effect on our revenues and results of operations.

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

We face risks of managing and expanding in international markets

 For the first quarter of 2000, international sales represented approximately 8.6% of our total sales. We plan to continue to increase our presence in international markets. In connection with any increase in international sales efforts, we will need to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist. In addition, international revenues are subject to the following risks:

-- fluctuating currency exchange rates which can reduce the profitability of foreign sales;
-- the burden of complying with a wide variety of foreign laws and regulations;
-- dependence on foreign sales agents;
-- political and economic instability of governments; and -- the imposition of protective legislation such as import or export barriers.

Our quarterly operating results are likely to fluctuate, which may decrease our stock price

 Our quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. As a result, our operating results may fall below the expectations of securities analysts and investors in some quarters, which could result in a decrease in the market price of our common stock. The reasons our quarterly results may fluctuate include:

-- general competitive and economic conditions;

-- delays in, or uneven timing in the delivery of, customer orders;

-- the introduction of new products by us or our competitors;

-- product supply shortages; and

-- reduced demand due to adverse weather conditions.

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

Our Articles of Incorporation, Bylaws, Rights Agreement and Tennessee law may inhibit a takeover

Our charter, bylaws and Tennessee law contain provisions that may delay, deter or inhibit a future acquisition, or an attempt to obtain control, of Astec. This could occur even if our shareholders are offered an attractive value for their shares or if a substantial number or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us or obtaining control of us to negotiate with and obtain the approval of our Board of Directors in connection with the transaction. Provisions that could delay, deter or inhibit a future acquisition, or an attempt to obtain control, of us include the following:

-- a staggered Board of Directors;

-- requiring a two-thirds vote of the total number of shares issued and outstanding to remove directors other than for cause;

-- requiring advanced notice of actions proposed by shareholders for consideration at shareholder meetings;

-- limiting the right of shareholders to call a special meeting of shareholders;

-- requiring that all shareholders entitled to vote on an action provide written consent in order for shareholders to act without holding a shareholders meeting; and

-- the Tennessee Control Share Acquisition Act.

In addition, the rights of holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of our preferred stock that may be issued in the future and that may be senior to the rights of holders of our common stock. On December 22, 1995, our Board of Directors approved a Shareholder Protection Rights Agreement, which provides for one preferred stock purchase right in respect of each share of our common stock. These rights become exercisable upon a person or group of affiliated persons acquiring 15% or more of our then-outstanding common stock by all persons other than an existing 15% shareholder. This Rights Agreement also could discourage bids for your shares of common stock at a premium and could have a material adverse effect on the market price of your shares.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

 There have been no material developments in the legal proceedings previously reported by the registrant since the filing of its Annual Report on Form 10-K for the year ended December 31, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies" in
Part I - Item 2 of this Report.

Item 5.  Other Items

 The proxy statement solicited by the Board of Directors of the Company with respect to the 2000 Annual Meeting of Shareholders will confer discretionary authority on the proxies named therein to vote on any shareholder proposals intended to be presented for consideration at such Annual Meeting that are submitted to the Company after November 23, 2000.

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

27 Financial Data Schedule (EDGAR Filing Only).

   (b) Reports on Form 8-K:

No reports on Form 8-K have been filed during the quarter ended March 31, 2000.



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