Form 10-Q
period 2000-06-30
ASTEC INDUSTRIES INC
filed 2000-08-14
CIK 792987

SECURITIES & EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2000.

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

YES       X        NO _______



 Indicate the number of shares outstanding of each of the registrant's classes of stock as of the latest practicable date.

 Class                                    Outstanding at August 11, 2000

 Common Stock, par value $0.20                      19,248,362


ASTEC INDUSTRIES, INC.

INDEX                                                    Page Number

PART I - Financial Information

 Item 1.   Financial Statements-Unaudited

  Consolidated Balance Sheets as of
  June 30, 2000 and December 31, 1999                          1

  Consolidated Statements of Income
  for the Three and Six Months Ended
  June 30, 2000 and 1999                                       2

  Consolidated Statements of Cash Flows
  for the Six Months Ended June 30,
  2000 and 1999                                                3

  Notes to Unaudited Consolidated Financial
  Statements                                                   4

 Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                        6

PART II - Other Information

 Item 1.  Legal Proceedings                                    12

 Item 5.  Other Items                                          12

 Item 6.  Exhibits and Reports on Form 8-K                     12



PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

ACCOUNT DESCRIPTION                         JUNE 30,          DECEMBER 31,
                                            2000              1999
                                           (Unaudited)       (Note 1)
ASSETS
CURRENT ASSETS
CASH AND CASH EQUIVALENTS                   $  14,258         $    3,725
RECEIVABLES - NET                             116,800             72,948
INVENTORIES                                   104,693            104,842
PREPAID EXPENSES AND OTHER                     11,362             11,734
TOTAL CURRENT ASSETS                          247,113            193,249
PROPERTY AND EQUIPMENT - NET                  112,177            109,388
GOODWILL                                       34,633             36,300
OTHER ASSETS                                    5,757             15,604
TOTAL ASSETS                                 $399,680           $354,541

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
NOTES PAYABLE                                $  3,882           $     85
CURRENT MATURITIES OF LONG-TERM DEBT              518                511
ACCOUNTS PAYABLE - TRADE                       37,993             36,430
OTHER ACCRUED LIABILITIES                      46,267             41,334
TOTAL CURRENT LIABILITIES                      88,660             78,360
LONG-TERM DEBT, LESS CURRENT MATURITIES       115,099            102,685
OTHER LONG-TERM LIABILITIES                     6,819              6,763
TOTAL SHAREHOLDERS' EQUITY                    189,102            166,733
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $399,680           $354,541




ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(IN THOUSANDS)
(UNAUDITED)

                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      JUNE 30,
                                   2000        1999         2000        1999
NET SALES                      $159,726    $119,958     $300,598    $232,436
COST OF SALES                   118,868      86,119      225,982     170,588
GROSS PROFIT                     40,858      33,839       74,616      61,848
S,G, A & E  EXPENSES             19,717      15,830       37,972      29,770
INCOME FROM OPERATIONS           21,141      18,009       36,644      32,078
INTEREST EXPENSE                  2,102         948        4,288       1,642
OTHER INCOME, NET OF EXPENSE      2,087       1,219        2,889       1,862
INCOME BEFORE INCOME TAXES       21,126      18,280       35,245      32,298
INCOME TAXES                      8,407       7,125       13,899      12,576
NET INCOME                     $ 12,719    $ 11,155     $ 21,346    $ 19,722


EARNINGS PER COMMON SHARE
        BASIC                  $  0.66     $ 0.59       $ 1.11      $ 1.04
        DILUTED                $  0.64     $ 0.55       $ 1.08      $ 0.99

WEIGHTED AVERAGE
COMMON SHARES
OUTSTANDING
        BASIC               19,220,217  19,051,990   19,180,255  19,020,445
        DILUTED             19,852,454  20,111,740   19,840,509  19,963,481



ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                              JUNE 30           JUNE 30
                                               2000               1999
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                    $21,346           $19,722
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
DEPRECIATION AND AMORTIZATION                   6,179             5,511
PROVISION FOR DOUBTFUL ACCOUNTS                   351               274
PROVISION FOR INVENTORY RESERVE                 1,159               340
PROVISION FOR WARRANTY RESERVE                  1,767             1,794
(GAIN) ON SALE OF FIXED ASSETS                    (45)              (21)
(GAIN) ON SALE OF LEASE PORTFOLIO              (1,890)             (204)
PROVISION FOR LEGAL RESERVES                      248

(INCREASE) DECREASE IN:
TRADE RECEIVABLES                             (26,593)          (11,124)
FINANCE RECEIVABLES                           (18,691)          (16,505)
INVENTORIES                                    (1,010)           (6,457)
PREPAID EXPENSES AND OTHER                        628              (906)
OTHER RECEIVABLES                                (156)              296
OTHER  NON-CURRENT ASSETS                       1,238             1,001
INCREASE (DECREASE) IN:
ACCOUNTS PAYABLE                                1,563             5,127
ACCRUED PRODUCT WARRANTY                       (1,565)           (1,242)
OTHER ACCRUED LIABILITIES AND DEFERRED         (1,451)             (796)
INCOME TAXES PAYABLE                            5,883             3,876

NET CASH (USED) BY OPERATING ACTIVITIES       (11,039)              686

CASH FLOWS FROM INVESTING ACTIVITIES
PROCEEDS FROM NOTES PAYABLE                     3,795
PROCEEDS FROM SALE OF PROPERTY AND
EQUIPMENT - NET                                    13                53
PROCEEDS FROM SALE OF LEASE PORTFOLIO          41,340            11,808
EXPENDITURES FOR - PROPERTY AND EQUIPMENT      (8,862)          (17,366)
EXPENDITURES FOR EQUIPMENT ON
    OPERATING LEASE                           (27,812)          (13,841)
NET CASH USED BY INVESTING ACTIVITIES           8,474           (19,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
NET BORROWINGS UNDER REVOLVING CREDIT
    AGREEMENT                                  12,421            17,946
PROCEEDS FROM ISSUANCE OF COMMON STOCK            677             1,036
NET CASH PROVIDED BY FINANCING ACTIVITIES      13,098            18,982
NET INCREASE IN CASH                           10,533               322
CASH AT BEGINNING OF PERIOD                     3,725             5,353
CASH AT END OF PERIOD                         $14,258            $5,675


ASTEC INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X promulgated under the Securities Act of 1933. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

Note 2.  Receivables.
Receivables are net of allowance for doubtful accounts of $1,890,000 and $1,966,000 for June 30, 2000 and December 31, 1999, respectively.

Note 3.  Inventories
 Inventories are stated at the lower of first-in, first-out cost or market and consist of the following:

                                         (in thousands)
                                June 30, 2000       December 31, 1999
Raw Materials                  $  38,286           $  45,641
Work-in-Process                   23,575              15,884
Finished Goods                    42,832              43,317
Total                          $ 104,693           $ 104,842


Note 4.  Property and Equipment
Property and equipment is stated at cost. Property and equipment is net of accumulated depreciation of $49,594,000 and $44,503,000 for June 30, 2000 and December 31, 1999, respectively.

Notes to Unaudited Financial Statements  -  Continued

Note 5.  Earnings Per Share
 Basic and diluted earnings per share are calculated in accordance with SFAS No. 128. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. The following table sets forth the computation of basic and diluted earnings per share:


                    Three Months Ended June 30,    Six Months Ended June 30,
                    2000             1999          2000           1999
Numerator:
Net income          $12,719,000      $11,155,000   $21,346,000    $19,722,000

Denominator:
Denominator for
basic earnings
per share            19,220,217       19,051,990    19,180,255     19,020,445

Effect of
dilutive
securities:
Employee stock
options                 632,237        1,059,750       660,254        943,036
Denominator for
diluted earnings
per share            19,852,454       20,111,740    19,840,509     19,963,481

Earnings per common share:
  Basic              $0.66            $0.59         $1.11          $1.04
  Diluted            $0.64            $0.55         $1.08          $0.99

Note 6.  Comprehensive Income
Total comprehensive income was $21,346,000 for the six months ended June 30, 2000 and $19,722,000 for the six months ended June 30, 1999.

Note 7.  Contingent Matters
Certain customers have financed purchases of Astec products through arrangements in which the Company is contingently liable for customer debt aggregating approximately $12,676,000 at June 30, 2000 and $11,776,000 at December 31, 1999.

Note 8.  Segment Information

                               Three months ended
                                   June 30, 2000
                                   (in thousands)
                Hot-mix      Aggregate      Mobile Asphalt   Pipeline and
                Asphalt      Processing     Construction     Underground Utility    All
                Plants       Equipment      Equipment        Construction Group     Others      Total

Revenues
from external
customers       $53,434      $43,582        $20,733          $19,234                $22,743     $159,726

Intersegment
revenues          3,309        3,658              0              481                ( 3,812)       3,636

Segment profit  $ 8,162      $ 6,924        $ 4,093          $ 2,278                ($9,794)    $ 11,663


                                 Three months ended
                                   June 30, 1999
                                   (in thousands)

                Hot-mix      Aggregate      Mobile Asphalt   Pipeline and
                Asphalt      Processing     Construction     Underground Utility    All
                Plants       Equipment      Equipment        Construction Group     Others        Total
Revenues from
external
customers       $50,450      $39,544        $23,711          $6,759                 $  (506)      $119,958

Intersegment
revenues          3,366        3,294              1               7                   2,565          9,233

Segment profit  $ 7,725      $ 5,723        $ 4,970           $ 329                 $(7,664)       $11,083



                                 Six months ended
                                  June 30, 2000
                                  (in thousands)
                              Mobile                          Pipeline and
                 Hot-mix      Asphalt        Aggregate        Underground Utility
                 Asphalt      Equipment      Processing       Construction
                 Plants                      Equipment        Utility               All
                                                              Construction Group    Others         Total
Revenues from
external
customers        $109,252     $110,077       $ 37,936          $ 39,969             $  3,364         $300,598

Intersegment
revenues         $  5,432     $  8,866              0          $    481                  656         $ 15,435

Segment profit   $ 13,234     $ 13,822       $  7,453          $  3,311             $(17,155)        $ 20,665



                                   Six months ended
                                    June 30, 1999
                                    (in thousands)

                 Hot-mix       Mobile
                 Asphalt       Construction   Aggragate        Pipeline and
                 Plants        Asphalt        Processing       Construction
                               Equipment      Equipment        Underground Utility  All
                                                               Construction Group   Others           Total
Revenues
from external
<CAPTION)
customers        $100,150      $ 77,751       $ 41,214         $ 13,110             $   211          $232,436

Intersegment
revenues            5,780         6,210              1              120               3,609            15,720

Segment profit   $ 14,577      $ 11,167       $  8,150         $    808             $(14,872)        $ 19,830


In prior periods the Pipeline and Underground Utility Construction
Group did not meet the requirements for disclosure as a separate reportable segment. American Augers, Inc., which the Company acquired in October 1999 and Trencor, Inc. comprise the Pipeline and Underground Utility Construction segment.

Reconciliations of the reportable segment totals for profit or loss to the Company's consolidated totals are as follows:

            (in thousands)
                                         Three months ended  June 30,
                                         2000                   1999
Profit:
Total profit for reportable segments     $21,457                $18,747
Other profit (loss)                       (9,794)                (7,664)
Equity in (loss)/income of joint venture      (8)                     9
Elimination of intersegment profit         1,064                     63
Total consolidated net income            $12,719                $11,155



Notes to Unaudited Financial Statements  -  Continued
                                                 (in thousands)

                                          Six months ended  June 30,
                                          2000              1999
Profit:
Total profit for reportable segments      $37,820           $34,702
Other profit (loss)                       (17,155)         (14,872)
Equity in (loss)/income of joint venture      (40)              52
Elimination of intersegment profit            721             (160)
Total consolidated net income             $21,346          $19,722

Note 9.  Legal Matters
There have been no material developments in legal proceedings previously reported. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies" in Part I - Item 2 of this Report.

Note 10. Seasonality
Due to varied product lines, the Company's business is becoming less seasonal. Approximately 50% to 55% of the Company's business volume typically occurs during the first six months of the year.

Item 2.  Management's Discussion and Analysis Of Financial
Condition And Results Of Operations

 When used in this report, press releases and elsewhere by management or the Company from time to time, the words, "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve certain risks and uncertainties. All statements regarding future events, future financial performance and operating results, business strategy and financing plans are forward-looking statements. These statements are only predictions. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, which include the risk factors discussed in this report, and other risk factors that are discussed from time to time in the Company's reports filed with the SEC. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in the Company's business is included herein under the caption "Forward Looking Statements." You are encouraged to read this statement carefully.

Results of Operations

  For the three months ended June 30, 2000, net sales increased to $159,726,000 from $119,958,000 for the three months ended June 30, 1999, representing a 33.2% increase. The Company completed three acquisitions during the last two quarters of 1999. The 1999 consolidated financial statements include the operating results of Breaker Technology, Inc. since August 13, 1999, and include operating results of American Augers, Inc. and Superior Industries of Morris, Inc. for the last two months of 1999. The prior year acquisitions accounted for 72.6% of the increase in net sales during the second quarter of 2000 over the second quarter of 1999. International sales for the second quarter of 2000 increased to $16,626,000 from $14,117,000 for the same period of 1999.

   Net sales for the six months ended June 30, 2000 increased approximately 29.3% to $300,598,000 from $232,436,000 for the same period of 1999. For the six months ended June 30, 2000, approximately 84% of the increase in net sales are attributable to the 1999 acquisitions.


 Gross profit for the three months ended June 30, 2000
increased to $40,858,000 from $33,839,000 for the three months ended
June 30, 1999, while the gross profit percentage for the three months ended June 30, 2000 decreased to 25.6% from 28.2% for the three months ended June 30,
1999.   The decrease in gross profit percentage related primarily to less than expected sales volume, product mix and under utilization of plant capacity at the Telsmith, Inc. and Roadtec, Inc. subsidiaries.

Gross profit for the six months ended June 30, 2000 was $74,616,000 compared to gross profit of $61,848,000 for the same period of 1999. The gross profit percentage for the six months ended June 30, 2000 was 24.8% compared to 26.6% for the six months ended June 30, 1999. The decrease in the gross profit percentage for the six months ended June 30, 2000 related to product mix, under utilization of plant capacity, and product pricing at the Telsmith, Inc. and Trencor, Inc. subsidiaries.

 Selling, general and administrative expenses for the three months ended June 30, 2000 were $19,717,000 or 12.3% of net sales, compared to $15,830,000 or 13.2% of net sales for the three months ended June 30, 1999. Approximately $3,467,000, or 89.2% of the increase in selling, general and administrative expenses for the three months ended June 30, 2000 compared to the same quarter in 1999, related to the 1999 acquisitions.

Selling, general and administrative expenses for the six months ended June 30, 2000 increased to $37,972,000, or 12.6% of net sales, from $29,770,000, or 12.8% of net sales, for the six months ended June 30, 1999, an increase of $8,202,000, or 27.6%. Approximately 80.0% ofthe increase in selling, general and administrative expenses for the six months ended June 30, 2000 compared to the same period last year related to the 1999 acquisitions.

 Interest expense increased to $2,102,000 for the three
months ended June 30, 2000 from $948,000 for the three months ended June
30, 1999. Interest expense as a percentage of net sales increased to approximately 1.3% for the three months ended June 30, 2000 from 0.8% for the
quarter ended June 30, 1999.   Interest expense for the six months ended June
30, 2000 compared to the six months ended June 30, 1999 increased to $4,288,000 from $1,642,000, respectively. Interest expense was 1.4% and 0.7% of net sales for the six months ended June 30, 2000 and 1999, respectively. The increase in interest expense related mainly to debt incurred in connection with the 1999 acquisitions.

 Other income, net of other expense, was $2,087,000, or 1.3% of net sales for the quarter ended June 30, 2000, compared to other income, net of expense of $1,219,000, or 1.0% of net sales for the quarter ended June 30, 1999. Other income, net of other expense for the six months ended June 30, 2000 was $2,889,000 compared to other income, net of other expense for the six months ended June 30, 1999 of $1,862,000, an increase of $1,027,000. The increase in other income, net of other expense for the three and six months ended June 30, 2000 related largely to gains from lease portfolio sales.

 Income tax expense for the second quarter of 2000 increased to $8,407,000 from $7,125,000 at June 30, 1999, an increase of $1,282,000 or
18%. Tax expense is 5.3% and 5.9% of net sales for the three months ended June 30, 2000 and 1999, respectively. Income tax expense for the six months ended June 30, 2000 was $13,899,000 or 4.6% of net sales, while income tax expense for the six months ended June 30, 1999 was $12,576,000, or 5.4% of net sales. The effective tax rate for the three and six months ended June 30, 2000 was 39.8% and 39.4%, respectively. The effective tax rate for the three and six months ended June 30, 1999 was 39.0% and 38.9%, respectively.

 Backlog of orders at June 30, 2000 was $68,847,000 compared to $93,266,000 at June 30, 1999, restated for acquisitions. The backlog of confirmed orders on June 30, 2000 was down due primarily to decreased asphalt plant orders at Astec, Inc. and aggregate processing equipment orders at Kolberg-Pioneer, Inc.


Liquidity and Capital Resources

 As of June 30, 2000, the Company had working capital of $158,453,000 compared to $114,889,000 at December 31, 1999.

 Total short-term borrowings, including current maturities of long-term debt, were $4,400,000 at June 30, 2000 compared to $587,000 at June 30, 1999. A financing agreement for imported manufacturing inventory accounts for $3,800,000 of the short-term borrowings at June 30, 2000, while outstanding Industrial Development Revenue Bonds accounted for $500,000 of the current maturities of long-term debt at June 30, 2000 and December
31, 1999.

Long-term debt, less current maturities, increased to $115,099,000 at June 30, 2000 from $102,685,000 at December 31, 1999, an increase of $12,414,000. At June 30, 2000 debt of approximately $95,325,000 was outstanding under the revolving credit facility and $19,700,000 was the aggregate principal amount of Industrial Revenue Bonds outstanding. The increase in debt from December 31, 2000 related to the funding of working capital needs using the revolving credit facility.

 Capital expenditures in 2000 for plant expansion and for further modernization of the Company's manufacturing processes are expected to be approximately $20,000,000. The Company expects to finance these expenditures using the revolving credit facility. Capital expenditures for the six months ended June 30, 2000 were $8,862,000.

Effective April 7, 2000, the Company renegotiated its revolving credit facility and increased the amount of available credit from $90,000,000 to $150,000,000. As part of the revolving credit facility, Astec Industries, Inc. may borrow up to $130,000,000, while Astec Financial Services, Inc. has a segregated portion of up to $50,000,000, total borrowing limited to $150,000,000. The Company had two term loans related to the 1999 acquisitions outstanding at December 31, 1999 totaling
$35,000,000, which were rolled into the revolving credit facility. At June 30, 2000, the Company's total outstanding debt under the revolving credit facility was $95,325,000 with Astec Financial Services' portion at $30,325,000 on that date. Advances to Astec Financial Services, Inc. under this line of credit are limited to "Eligible Receivables" of Astec Financial Services, Inc. as defined in the credit agreement that governs the credit facility. The Company was in compliance with all financial covenants related to the line of credit at June 30, 2000.

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

Downturns in the general economy or the commercial construction industry may adversely affect our revenues and operating results

Demand for many of our products, especially in the commercial construction industry, is cyclical. Sales of our products are sensitive to the state of the U.S., foreign and regional economies in general, and in particular, changes in commercial construction spending and government infrastructure spending. We could face a downturn in the commercial construction industry based upon a number of factors, including:

- the level of interest rates;

- availability of funds for construction;

- labor disputes in the construction industry causing work stoppages;

- energy or building materials shortages; and

- inclement weather.

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

Acquisitions that we have made in the past and future acquisitions involve risks that could adversely affect our future financial results

We have completed eight acquisitions since 1994 and plan to acquire additional businesses in the future. We cannot guarantee that we will achieve the benefits expected to be realized from our acquisitions. Our future success may be limited because of unforeseen expenses, difficulties, complications, delays and other risks inherent in acquiring businesses, including the following:

- we may have difficulty integrating the financial and administrative functions of acquired businesses

- acquisitions may divert management's attention from our existing operations

- we may have difficulty in competing successfully for available acquisition candidates, completing future acquisitions or accurately estimating the financial effect of any businesses we acquire

- we may have delays in realizing the benefits of our strategies for an acquired business

- we may not be able to retain key employees necessary to continue the operations of the acquired business

- acquisition costs may deplete significant cash amounts or may decrease our operating income

- we may choose to acquire a company that is less profitable than we are or has lower profit margins than we do

- future acquired companies may have unknown liabilities that could require us to spend significant amounts of additional capital

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

We face risks of managing and expanding in international markets

 For the first half of 2000, international sales represented approximately 9.6% of our total sales. We plan to continue to increase our presence in international markets. In connection with any increase in international sales efforts, we will need to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist. In addition, international revenues are subject to the following risks:

- fluctuating currency exchange rates which can reduce the
  profitability of foreign sales;
- the burden of complying with a wide variety of foreign
  laws and regulations;
- dependence on foreign sales agents;? political and economic instability of governments; and
- the imposition of protective legislation such as import   or export barriers.

Our quarterly operating results are likely to fluctuate, which may decrease our stock price

 Our quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. As a result, our operating results may fall below the expectations of securities analysts and investors in some quarters, which could result in a decrease in the market price of our common stock. The reasons our quarterly results may fluctuate include:

- general competitive and economic conditions;
- delays in, or uneven timing in the delivery of, customer orders;
- the introduction of new products by us or our competitors;
- product supply shortages; and
- reduced demand due to adverse weather conditions.

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

Our Articles of Incorporation, Bylaws, Rights Agreement and
Tennessee law may inhibit a takeover

Our charter, bylaws and Tennessee law contain provisions that may delay, deter or inhibit a future acquisition, or an attempt to obtain control, of Astec. This could occur even if our shareholders are offered an attractive value for their shares or if a substantial number or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us or obtaining control of us to negotiate with and obtain the approval of our Board of Directors in connection with the transaction. Provisions that could delay, deter or inhibit a future acquisition, or an attempt to obtain control, of us include the following:

- a staggered Board of Directors;
- requiring a two-thirds vote of the total number of shares issued and outstanding to remove directors other than for cause;
- requiring advanced notice of actions proposed by shareholders for consideration at shareholder meetings;
- limiting the right of shareholders to call a special meeting of shareholders;
- requiring that all shareholders entitled to vote on an action provide written consent in order for shareholders to act without holding a shareholders meeting; and
- the Tennessee Control Share Acquisition Act.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the beliefs of our management as well as assumptions that are based on the beliefs of our management. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements contained herein. Readers are referred to risk factors described herein and to documents filed by us with the Securities and Exchange Commission.

 Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Quarterly Report on Form 10-Q.

Item 2.  Quantitative and Qualitative Disclosures About Market Risk.

 Borrowings under our credit facility accrue interest at various rates, which, at the Company's option, can be based on either the prime rate or the London Interbank Offering Rate. As of June 30, 2000, we had approximately $95,325,000 outstanding under the facility which exposes the Company to interest rate risk. Changes in interest rates which dramatically increase the interest rate on the credit facility would make it more costly to borrow under this facility. Astec Financial Services, Inc. is currently using interest rate derivative instruments to manage exposure to interest rate changes. We do not currently engage in foreign currency hedging transactions to manage exposure for transactions denominated in currencies other than U.S. dollars.

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

10.1 Third Amended and Restated Credit Agreement dated as of April 7, 2000 by and amoung Astec Industries, Inc., Astec
     Financial Services, Inc. the financial institution parties thereto in their capacities as lenders and Bank One, NA, as agent.


27 Financial Data Schedule (EDGAR Filing Only).

    (b) Reports on Form 8-K:

No reports on Form 8-K have been filed during the quarter ended June  30, 2000.



SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ASTEC INDUSTRIES, INC.
                                 (Registrant)



 August 14, 2000                           /s/ J. Don  Brock
   Date                                        J. Don  Brock
                                               Chairman of the Board
                                               and President





 August 14, 2000                           /s/ F. McKamy Hall
   Date                                        F. McKamy Hall
                                               Vice President
                                               and Chief
                                               Financial Officer



THIRD AMENDED AND RESTATED
CREDIT AGREEMENT


AMONG


ASTEC INDUSTRIES, INC. and
ASTEC FINANCIAL SERVICES, INC.


as Borrowers,


THE LENDERS NAMED HEREIN
and
BANK ONE, NA(f/k/a The First National Bank of Chicago) as Agent


DATED AS OF


April 7, 2000

BANC ONE CAPITAL MARKETS, INC.
as Lead Arranger and Sole Book Runner
AMSOUTH BANK

and
SUNTRUST BANK
as Co-Agents

TABLE OF CONTENTS                                         Page
ARTICLE I  DEFINITIONS 1
ARTICLE II  THE CREDITS 17
2.1.  Revolving Commitment. 17
2.1.1  Tranche A Commitment 17
2.1.2  Tranche B Commitment 17
2.1.3  Limitations on Obligations 18
2.2.   Loans. 18
2.2.1  Ratable Loans; Types of Advances 18
2.2.2  Minimum Amount of Each Advance 18
2.2.3  Method of Selecting Types and Interest
       Periods for New Advances 18
2.2.4  Conversion and Continuation of Outstanding
       Advances 19
2.2.5  Changes in Interest Rate, etc 20
2.2.6  Interest Payment Dates; Interest and Fee
       Basis 20
2.2.7  Notification of Advances, Interest Rates,
       Prepayments and Commitment Reductions 20
2.2.8  Rates Applicable After Default 20
2.3.   Swing Line Loans. 21
2.3.1  Making of Swing Line Loans. 21
2.3.2  Conversions of and Participations in Swing
       Line Loans. 22
2.4.   Fees; Reductions in Aggregate Commitment. 23
2.4.1  Fees. 23
2.4.2  Voluntary Reductions; Prepayments 23
2.4.3  Mandatory Reductions in Aggregate
       Commitment. 24
2.4.4  Mandatory Reduction of Tranche B Loans 24
2.5.   Method of Payment 24
2.6.   Notes; Telephonic Notices 25
2.7.   Lending Installations 25
2.8.   Non-Receipt of Funds by the Agent 25
2.9.   [Intentionally Omitted]. 26
2.10.  Application of Payments 26
2.11.  Facility Letters of Credit. 26
2.11.1  Obligation to Issue 26
2.11.2  Conditions for Issuance 26
2.11.3  Procedure for Issuance of Facility Letters of
        Credit. 27
2.11.4  Reimbursement Obligations. 27
2.11.5  Participation. 28
2.11.6  Compensation for Facility Letters of Credit 29
2.11.7  Letter of Credit Collateral Account 30
2.11.8  Nature of Obligations. 30
2.11.9  Existing Letters of Credit 31

      ARTICLE III  TAXES; YIELD PROTECTION 31
3.1.  Taxes 31
3.2.  Yield Protection 33
3.3.  Changes in Capital Adequacy Regulations 34
3.4.  Availability of Types of Advances 34
3.5.  Funding Indemnification 35
3.6.  Lender Statements; Survival of Indemnity 35
      ARTICLE IV  CONDITIONS PRECEDENT 35
4.1.  Initial Credit Extension 35
4.2.  Each Credit Extension 37
      ARTICLE V  REPRESENTATIONS AND WARRANTIES OF
      THE BORROWERS 37
5.1.  Corporate Existence and Standing 37
5.2.  Authorization and Validity 37
5.3.  No Conflict; Government Consent 38
5.4.  Financial Statements 38
5.5.  Material Adverse Change 38
5.6.  Taxes 38
5.7.  Litigation and Contingent Obligations 38
5.8.  Subsidiaries and Affiliates 39
5.9.  ERISA 39
5.10.  Accuracy of Information 39
5.11.  Regulation U 39
5.12.  Material Agreements 39
5.13.  Compliance With Laws 40
5.14.  Environmental Warranties 40
5.15.  Ownership of Properties 41
5.16.  Investment Company Act 41
5.17.  Public Utility Holding Company Act 41
5.18.  Plan Assets; Prohibited Transactions 41
5.19.  Intellectual Property 41
5.20.  Solvency 41
5.21.  Licenses 42
5.22.  Pledge Agreement 42
       ARTICLE VI  COVENANTS 42
6.1.  Financial Reporting 43
6.2.  Use of Proceeds 44
6.3.  Notice of Default 44
6.4.  Conduct of Business 44
6.5.  Taxes 44
6.6.  Insurance 45
6.7.  Compliance with Laws 45
6.8.  Maintenance of Properties 45
6.9.  Inspection 45
6.10.  Dividends 45
6.11.  Indebtedness 45
6.12.  Merger 46
6.13.  Sale of Assets 46
6.14.  Sale of Accounts 46
6.15.  Sale and Leaseback 46
6.16.  Investments and Acquisitions 47
6.17.  Contingent Obligations 48
6.18.  Liens 48
6.19.  Transactions with Affiliates 49
6.20.  Letters of Credit 49
6.21.  Amendments to Certain Agreements 49
6.22.  Financial Covenants. 49
6.22.1  Leverage Ratio 49
6.22.2  Consolidated Tangible Net Worth 50
6.22.3  Rentals 50
6.22.4  Interest Coverage Ratio 50
6.22.5  AFS Leases 50
6.23.  Fixed Asset Expenditures 50
6.24.  Subordinated Indebtedness 50
6.25.  Accounting Method 50
6.26.  Environmental Covenant 50
6.27.  Litigation and Other Notices 51
6.28.  Pledge of Stock of Foreign Subsidiaries 51
       ARTICLE VII  DEFAULTS 51
       ARTICLE VIII  ACCELERATION, WAIVERS, AMENDMENTS
       AND REMEDIES 54
8.1.  Acceleration. 54
8.2.  Amendments 55
8.3.  Preservation of Rights 56
      ARTICLE IX  GENERAL PROVISIONS 57
9.1.  Survival of Representations 57
9.2.  Governmental Regulation 57
9.3.  Taxes 57
9.4.  Headings 57
9.5.  Entire Agreement 57
9.6.  Several Obligations; Benefits of this Agreement 57
9.7.  Expenses; Indemnification 57
9.8.  Numbers of Documents 58
9.9.  Accounting 58
9.10.  Severability of Provisions 58
9.11.  Nonliability of Lenders 58
9.12.  Confidentiality 58
9.13.  New Credit Facilities 59
9.14.  Interest Limitation 59
9.15.  Loan Documents 60
9.16.  Interpretation 60
9.17.  Nonreliance 60
9.18.  Disclosure 60
       ARTICLE X  THE AGENT 61
10.1.  Appointment; Nature of Relationship 61
10.2.  Powers 61
10.3.  General Immunity 61
10.4.  No Responsibility for Loans, Recitals, etc 61
10.5.  Action on Instructions of Lenders 62
10.6.  Employment of Agents and Counsel 62
10.7.  Reliance on Documents; Counsel 62
10.8.  Agent's Reimbursement and Indemnification 62
10.9.  Rights as a Lender 63
10.10.  Lender Credit Decision 63
10.11.  Successor Agent 63
10.12.  Notice of Default 64
10.13.  Delegation to Affiliates 64
10.14.  Execution of Collateral Documents 64
10.15.  Collateral Releases 64
10.16.  Co-Agents 64
       ARTICLE XI  SETOFF; RATABLE PAYMENTS 65
11.1.  Setoff 65
11.2.  Ratable Payments 65
       ARTICLE XII  BENEFIT OF AGREEMENT; ASSIGNMENTS;
       PARTICIPATIONS 65
12.1.  Successors and Assigns 65
12.2.  Participations. 66
12.2.1  Permitted Participants; Effect 66
12.2.2  Voting Rights 66
12.2.3  Benefit of Setoff 66
12.3.  Assignments. 66
12.3.1  Permitted Assignments 67
12.3.2  Effect; Effective Date 67
12.4.  Dissemination of Information 67
12.5.  Tax Treatment 68
       ARTICLE XIII  NOTICES 68
13.1.  Giving Notice 68
13.2.  Change of Address 68
       ARTICLE XIV  COUNTERPARTS 68
       ARTICLE XV  CHOICE OF LAW, CONSENT TO
       JURISDICTION, WAIVER OF JURY TRIAL 69
15.1.  CHOICE OF LAW 69
15.2.  CONSENT TO JURISDICTION 69
15.3.  WAIVER OF JURY TRIAL 69
       ARTICLE XVI  ASTEC GUARANTY 70
16.1.  Guaranty of Payment and Performance of Obligations of AFS 70
16.2.  Additional Amounts 70
16.3.  Waivers by Astec:  Agent's and Lenders' Freedom to Act 70
16.4.  Unenforceability of AFS Obligations Against AFS 71
16.5.  Subrogation; Subordination 71
16.6.  Termination 72
16.7.  Effect of Bankruptcy 72
16.8.  Setoff 72
16.9.  Further Assurances 72

EXHIBITS

EXHIBIT A  Compliance Certificate
EXHIBIT B-1  Tranche A Note
EXHIBIT B-2  Tranche B Note
EXHIBIT B-3  Swing Line Note
EXHIBIT C-1  Form of Opinion of Counsel to Astec
EXHIBIT C-2  Form of Opinion of Special Canadian Counsel
EXHIBIT D  Pledge Agreement
EXHIBIT E  Assignment Agreement
EXHIBIT F  Borrowing Base Certificate

SCHEDULES
Schedule 1  Revolving Commitments/Percentages
Schedule 2.11.9 Existing Letters of Credit
Schedule 5.7  Litigation
Schedule 5.8  Subsidiaries and Affiliates
Schedule 5.14  Environmental Matters
Schedule 5.15  Properties and Liens
Schedule 5.19  Intellectual Property
Schedule 6.11  Indebtedness


THIRD AMENDED AND RESTATED CREDIT AGREEMENT
This Third Amended and Restated Credit Agreement, dated as of
April 7, 2000, is among Astec Industries, Inc., a Tennessee corporation, Astec Financial Services, Inc., a Tennessee corporation, the financial institutions from time to time parties hereto as Lenders and Bank One, NA (f/k/a The First National Bank of Chicago), a national banking association having its principal office in Chicago, Illinois, as Agent.

RECITALS
A. The Borrowers, the Lenders named therein and the Agent entered into a certain Second Amended and Restated Credit
Agreement dated as of November 24, 1997, as amended by a First
Amendment and Waiver dated as of October 30, 1998, a Second Amendment dated as of June 3, 1999, and a Third Amendment dated as of August 11, 1999 (as so amended, the "Existing Credit Agreement"), pursuant to which such Lenders have provided certain revolving credit, letter of credit and swing line facilities to the Borrowers.
B. Astec has requested that the Existing Credit Agreement be amended and restated in order to (i) increase the Aggregate Commitment to $150,000,000 and (ii) make certain other amendments thereto.

AGREEMENT NOW, THEREFORE, in consideration of the undertakings set forth herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:


DEFINITIONS
As used in this Agreement:

"Acquisition" means any transaction, or any series of related transactions, consummated on or after the date of this Agreement, by which any Credit Party (a) acquires any going business or all or substantially all of the assets of any firm, corporation or division thereof, whether through purchase of assets, merger or otherwise or (b) directly or indirectly acquires (in one transaction or as the most recent transaction in a series of transactions) at least a majority (in number of votes) of the securities of a corporation which have ordinary voting power for the election of directors (other than securities having such power only by reason of the happening of a contingency) or a majority (by percentage or voting power) of the outstanding partnership interests of a partnership.

"Adjusted EBITDA" means for any period EBITDA for such period calculated on a proforma basis assuming that any Acquisition occurring during such period and permitted under this Agreement occurred on and as of the first day of such period.

"Advance" means a borrowing hereunder (or conversion or continuation thereof)
 consisting of the aggregate amount of the several
Loans made on the same Borrowing Date (or date of conversion or continuation) by the Lenders to a Borrower of the same Type and, in the case of Eurodollar Advances, for the same Interest Period.

"Affiliate" of any Person means any other Person directly or indirectly controlling, controlled by or under common control with such Person. A Person shall be deemed to control another Person if the controlling Person owns 10% or more of any class of voting securities (or other ownership interests) of the controlled Person or possesses, directly or indirectly, the power to direct or cause the direction of the management or policies of the controlled Person, whether through ownership of stock, by contract or otherwise.

"AFS" means Astec Financial Services, Inc., a Tennessee corporation and a Borrower hereunder, its successors and assigns.
"Agent" means Bank One in its capacity as contractual representative of the Lenders pursuant to Article X, and not in its individual capacity as a Lender, and any successor Agent appointed pursuant to Article X.

"Aggregate Commitment" means $150,000,000 as such amount may be reduced from time to time pursuant to the terms hereof.

"Aggregate Tranche A Sublimit" means $130,000,000, as such amount may be reduced from time to time pursuant to the terms hereof.

"Aggregate Tranche B Sublimit" means $50,000,000, as such amount may be reduced from time to time pursuant to the terms hereof.

"Agreement" means this Third Amended and Restated Credit
Agreement, as it may be amended or modified and in effect from time to time.

"Agreement Accounting Principles" means generally accepted accounting principles as in effect from time to time, applied in a manner consistent with that used in preparing the financial statements referred to in Section 5.4.


"Alternate Base Rate" means, for any day, a rate of interest per annum equal to the higher of (a) the Prime Rate for such day and (b) the sum of Federal Funds Effective Rate for such day plus 1/2% per annum.

"Applicable Margin" means, with respect to the Commitment Fee and each Type of Loan described below, the rate of interest per annum shown below for the range of Leverage Ratios specified below:


            Level 1   Level 2    Level 3     Level 4    Level 5       Level 6

Leverage
Ratio       >3.75    >3.25 #     >2.75 #     >2.25 #     > 1.75 #     # 1.75
                      3.75        3.25        2.75         2.25

Floating
Rate
Advances      .50%     .25%          0%       -.25%        -.25%        -.25%

Eurodollar
Advances     2.00%    1.75%       1.50%       1.25%        1.00%         .75%

Commitment
Fee           .50%     .375%       .375%       .25%         .25%         .25%


The Leverage Ratio shall be calculated as of the end of each fiscal quarter, and shall be reported to the Agent pursuant to a Compliance Certificate executed by an Authorized Officer of Astec and delivered in accordance with Section 6.1(d) hereof. Not later than five (5) Business
Days after receipt by the Agent of each Compliance Certificate delivered by Astec in accordance with Section 6.1(d) for each fiscal quarter or fiscal year, as applicable, Astec, subject to the approval of the Agent, shall determine the Leverage Ratio for the applicable period and shall promptly notify the Agent, who shall in turn promptly notify the Lenders of such determination and of any change in each Applicable Margin resulting therefrom. Each Applicable Margin shall be adjusted
(upwards or downwards, as appropriate), if necessary, based on the Leverage Ratio as of the end of the fiscal quarter immediately preceding the date of determination. The adjustment, if any, to the Applicable
Margin shall be effective as to all Advances and Commitment Fees commencing on the fifth (5th) Business Day after the delivery of such quarterly or annual financial statements delivered in accordance with Sections 6.1(a) and 6.1(b) and such related Compliance Certificate of an Authorized Officer of Astec delivered in accordance with Section 6.1(d) and shall be effective from and including the fifth (5th) Business Day after the date the Agent receives such Compliance Certificate to but excluding the fifth (5th) Business Day after the date on which the next Compliance Certificate is required to be delivered pursuant to Section 6.1(d);
provided, however, that, in the event that Astec shall fail at any time to furnish to the Lenders such financial statements and any such Compliance Certificate required to be delivered pursuant to Sections 6.1(a), 6.1(b) and 6.1(d), the Applicable Margin set forth in Level 1 above shall apply until the fifth (5th) Business Day after such time as all such financial statements and each such Compliance Certificate are so delivered to the Agent and the Lenders. Each determination of the Leverage Ratio by Astec
(subject to approval by the Agent) and each determination of the Applicable Margin by the Agent in accordance with this definition shall be conclusive and binding on the parties absent manifest error.

"Arranger" means Banc One Capital Markets, Inc., a Delaware corporation, and its successors, in its capacity as Lead
Arranger and Sole Book Runner.

"Article" means an article of this Agreement unless another document is specifically referenced.

"Asset Disposition" means any sale, lease or other disposition of any asset of any Credit Party in a single transaction or in a series of related transactions, other than (a) the sale of inventory in the ordinary course of business, (b) sales, leases or other dispositions by any Credit Party to Astec or any Wholly-Owned Subsidiary of Astec, (c) sales, leases or other dispositions of used, worn-out or surplus equipment in the ordinary course of business, (d) other sales, leases and dispositions of any Property in a single transaction or series of related transactions to the extent that (x) the fair market value of the Property transferred in any such single transaction or series of related transactions does not exceed $1,000,000 and (y) the aggregate fair market value of all such Property transferred after the date hereof does not exceed
$5,000,000, (e) Permitted Recourse Lease Sales and (f) sales by AFS of financing or operating leases (including Qualifying Financing Leases and Qualifying Operating Leases) and other chattel paper (including
Qualifying Chattel Paper), on a non-recourse basis provided that the Tranche B Revolving Loans at no time exceed the Tranche B Borrowing Base.

"Astec" means Astec Industries, Inc., a Tennessee corporation and a Borrower hereunder, its successors and assigns.

"Authorized Officer" means any of the President, Vice
President and Corporate Counsel, or Vice President and Corporate
Controller of a Borrower acting singly, or other employee of a Borrower designated in writing to the Lenders.

"Bank One" means Bank One, NA, a national banking association having its principal office in Chicago, Illinois, in its individual capacity, and its successors.

"Bank One Letter Agreements" means collectively (a) the Letter Agreement dated as of August 13, 1999, as amended by a First Amendment dated as of December 29, 1999, between Astec and Bank One and (b) the Letter Agreement dated as of October 29, 1999, as amended by a First Amendment dated as of December 29, 1999, between Astec and Bank One.

"Bank One Term Loans" means collectively (a) the term loan in the amount of $15,000,000 made by Bank One to Astec on August 13, 1999 and (b) the term loan in the amount of $20,000,000 made by Bank One to Astec on October 29, 1999, in each case made by Bank One pursuant to, and subject to the terms and conditions of, the applicable Bank One Letter Agreement.

"Bond Transactions" means (a) the issuance of the Trencor
Letter of Credit and (b) the issuance of Variable Rate Demand Industrial Revenue Bonds Series 1994 in the approximate value of $6,000,000 to finance the expansion of Telsmith, Inc.'s Mequon, Wisconsin facility and the acquisition of equipment to be used in the operating of Telsmith, Inc.'s business.

"Borrowers" means collectively Astec and AFS. Reference to a Borrower hereunder shall mean each of Astec and AFS unless the context specifically refers to one of them. Reference to Borrowers hereunder shall mean both of Astec and AFS jointly and severally.

"Borrowing Base Certificate" means a Borrowing Base Certificate in substantially the form of Exhibit F hereto.

"Borrowing Date" means a date on which a Loan is made hereunder.

"Borrowing Notice" is defined in Section 2.2.3.

"Business Day" means (a) with respect to any borrowing, payment or rate selection of Eurodollar Advances, a day (other than a Saturday or Sunday) on which banks generally are open in Chicago, Illinois and New York, New York for the conduct of substantially all of their commercial lending activities, interbank wire transfers can be made on the Fedwire system and dealings in United States dollars are carried on in the London interbank market and (b) for all other purposes, a day (other than a Saturday or Sunday) on which banks generally are open in Chicago, Illinois for the conduct of substantially all of their commercial lending activities and interbank wire transfers can be made on the Fedwire system.

"Capitalized Lease Obligations" of a Person means, without duplication, any rental obligation which under Agreement Accounting Principles is or will be required to be capitalized on a balance sheet of such Person, or for which the amount of the asset and liability thereunder as if so capitalized should be disclosed in a note to such balance sheet, in each case taken at the amount thereof account for as indebtedness (net of interest expense) in accordance with Agreement Accounting Principles.

"CERCLA" means the Comprehensive Environmental Response,
Compensation and Liability Act of 1980, as amended from time to time.
"CERCLIS" means the Comprehensive Environmental Response
Compensation Liability Information System List, as amended from time to time.

"Change in Control" means the acquisition by any Person, or two or more Persons acting in concert, of beneficial ownership (within the meaning of Rule 13d-3 of the Securities and Exchange Commission under the Securities Exchange Act of 1934) of twenty-five percent (25%) or more of the outstanding shares of voting stock of Astec.

"Closing Date" is defined in Section 4.1.

"Code" means the Internal Revenue Code of 1986, as amended, reformed or otherwise modified from time to time.

"Collateral" has the meaning attributed to such term in the Pledge
Agreement.

"Collateral Shortfall Amount" is defined in Section 8.1(a).

"Commitment Fee" is defined in Section 2.4.1.

"Compliance Certificate" means a compliance certificate, in substantially the form of Exhibit A hereto, with appropriate insertions, signed by Astec's Chief Financial Officer, showing the calculations necessary to determine compliance with this Agreement and stating that no Default or Unmatured Default exists, or if any Default or Unmatured Default exists, describing the nature and status thereof and any action the Borrowers are taking or propose to take with respect thereto.

"Condemnation" is defined in Section 7.8.

"Consolidated Funded Debt" means for the Credit Parties on a consolidated basis the sum of (x) items (a) through (e) of the definition of Indebtedness, plus (y) Contingent Obligations (other than Contingent Obligations for notes and accounts receivable sold of up to $5,000,000) plus (z) unreimbursed drawings on Subsidiary Letters of Credit (but excluding other Letters of Credit).

"Consolidated Net Income" means, for any period, the consolidated net income of the Credit Parties determined on a consolidated basis in accordance with Agreement Accounting Principles.

"Consolidated Net Revenue" means the consolidated net revenue of the Credit Parties for the most recently completed fiscal year determined on a consolidated basis in accordance with Agreement
Accounting Principles.

"Consolidated Tangible Net Worth" means at any date the consolidated stockholders' equity of the Credit Parties determined in accordance with Agreement Accounting Principles, less their consolidated Intangible Assets, all determined as of such date. For purposes of this definition, "Intangible Assets" means the amount (to the extent reflected in determining such consolidated stockholders' equity) of all unamortized debt discount and expense, unamortized deferred charges, goodwill, patents, trademarks, service marks, trade names, copyrights, organizational or developmental expenses and other intangible items, all determined in accordance with Agreement
Accounting Principles.

"Contingent Obligation" of a Person means any agreement, undertaking or arrangement by which such Person assumes, guarantees, endorses, contingently agrees to purchase or provide funds for the payment of, or otherwise becomes or is contingently liable upon, the obligation or liability of any other Person, or agrees to maintain the net worth or working capital or other financial condition of any other Person, or otherwise assures any creditor of such other Person against loss, including, without limitation, any comfort letter, operating agreement, take-or-pay contract or application for a Letter of Credit.

"Controlled Group" means all members of a controlled group of corporations and all trades or businesses (whether or not incorporated) under common control which, together with any Credit Party, are treated as a single employer under Section 414 of the Code.

"Conversion/Continuation Notice" is defined in Section 2.2.4.

"Credit Extension" means the making of any Advance or the issuance of any Facility Letter of Credit or Swing Line Loan pursuant to this Agreement.

"Credit Extension Date" means the date on which any Credit
Extension is made hereunder.

"Credit Parties" means Astec, AFS and each Subsidiary of Astec and AFS.

"Cumulative Consolidated Net Income" means, for any period, the cumulative net income of the Credit Parties determined on a consolidated basis in accordance with Agreement Accounting Principles.

"Default" means an event described in Article VII.

"Domestic Subsidiary" means each Subsidiary of Astec that is organized under the laws of the United States or any state thereof.

"EBITDA" means for any period Consolidated Net Income plus
(a) current and deferred income taxes, plus (b) the amount of all amortization of intangibles and depreciation that was deducted in arriving at Consolidated Net Income, plus (c) interest expense (including interest expense associated with Capitalized Lease Obligations), plus (d) unusual non-cash charges, minus (e) equity in net income of Affiliates, and minus (f) interest income (except for interest income of AFS), in each case on a consolidated basis for the Credit Parties.

"Eligible Leased Equipment Amount" means the book value of equipment subject to Qualifying Operating Leases.

"Eligible Equipment Receivable Amount" means the receivable amount reflected on the financial statements of AFS from time to time due from lessees/purchasers under Qualifying Financing
Leases or
Qualifying Chattel Paper.

"Environmental Laws" means any and all federal, state, local and foreign statutes, laws, judicial decisions, regulations, ordinances, rules, judgments, orders, decrees, plans, injunctions, permits, concessions, grants, franchises, licenses, agreements and other governmental restrictions relating to (i) the protection of the environment, (ii) the effect of the environment on human health, (iii) emissions, discharges or releases of pollutants, contaminants, hazardous substances or wastes into surface water, ground water or land, or (iv) the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants, hazardous substances or wastes or the clean-up or other remediation thereof.

"ERISA" means the Employee Retirement Income Security Act of
1974, as amended from time to time, and any rule or regulation issued thereunder.

"Eurodollar Advance" means an Advance which bears interest at the Eurodollar Rate.

"Eurodollar Base Rate" means, with respect to a Eurodollar
Advance for the relevant Interest Period, the rate determined by the Agent to be the rate at which Bank One or one of its Affiliate banks offers to place deposits in U.S. dollars with first-class banks in the London interbank market at approximately 11 a.m. (London time) two (2)
Business Days prior to the first day of such Interest Period, in the approximate amount of Bank One's relevant Eurodollar Loan and having a maturity equal to such Interest Period.

"Eurodollar Loan" means a Loan which bears interest at the Eurodollar Rate.

"Eurodollar Rate" means, with respect to a Eurodollar Advance for the relevant Interest Period, the sum of (a) the quotient of (i) the Eurodollar Base Rate applicable to such Interest Period, divided by (ii) one minus the Reserve Requirement (expressed as a decimal) applicable to such Interest Period, plus (b) the Applicable Margin.

"Excluded Taxes" means, in the case of each Lender or applicable Lending Installation and the Agent, taxes imposed on its overall net income, and franchise taxes imposed on it, by (i) the jurisdiction under the laws of which such Lender or the Agent is incorporated or organized or (ii) the jurisdiction in which the Agent's or such Lender's principal executive office or such Lender's applicable Lending Installation is located.

"Existing Credit Agreement" is defined in the Recitals.

"Facility Letter of Credit" means a Letter of Credit issued by the Issuer pursuant to Section 2.11.

"Facility Letter of Credit Limit" means the lesser of (i)
$25,000,000, and (ii) the Aggregate Tranche A Sublimit at any time, as the same may be reduced pursuant to the terms of this Agreement.

"Facility Letter of Credit Obligations" means, as at the time of determination thereof, all liabilities, whether actual or contingent, of Astec with respect to the Facility Letters of Credit, including the sum of (a) Reimbursement Obligations and (b) the aggregate undrawn face amount of the outstanding Facility Letters of Credit.

"Facility Termination Date" means November 22, 2002.

"Federal Funds Effective Rate" means, for any day, an interest rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published for such day (or, if such day is not a Business Day, for the immediately preceding Business Day) by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations at approximately 10 a.m. (Chicago time) on such day on such transactions received by the Agent from three Federal funds brokers of recognized standing selected by the Agent in its sole discretion.

"Floating Rate" means, for any day, a rate per annum equal to the sum of (a) the Alternate Base Rate for such day, changing when and as the Alternate Base Rate changes plus (b) the Applicable Margin.

"Floating Rate Advance" means an Advance which bears interest at the Floating Rate.

"Floating Rate Loan" means a Loan which bears interest at the Floating Rate.

"Foreign Plan" is defined in Section 5.9.

"Foreign Subsidiary" means each Subsidiary of Astec that is not a Domestic Subsidiary.

"Governmental Agency" means any government (foreign or domestic) or any state or other political subdivision thereof or any governmental body, agency, authority, department or commission
(including, without limitation, any taxing authority or political subdivision) or any instrumentality or officer thereof (including, without limitation, any court or tribunal) exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government and any corporation, partnership or other entity directly or indirectly owned or controlled by or subject to the control of any of the foregoing.

"Hazardous Materials" means (a) any chemical, material or substance defined as or included in the definition of "hazardous substances," "hazardous wastes," "hazardous materials,"
"extremely hazardous waste," "restricted hazardous waste," "toxic pollutants," "contaminants," "pollutants," "toxic substances" or words of similar import under any applicable local, state or federal law or under the regulations adopted or publications promulgated pursuant thereto, including Environmental Laws, (b) any oil, petroleum or petroleum derived substances, any drilling fluids, produced waters or other wastes associated with the exploration, development or production of crude oil, any flammable substances or explosives, any radioactive materials, any hazardous wastes or substances, any toxic wastes or substances or any other materials or pollutants which (i) pose a hazard to any Property of any Credit Party or to Persons on or about such Properties, or (ii) cause such properties to be in violation of any Environmental
Laws, (c) asbestos in any form which is or could become friable, radon gas, urea, formaldehyde, foam insulation, or polychlorinated biphenyls, and (d) any other chemical, material or substance, exposure to which is prohibited, limited or regulated by any governmental authority.

"Indebtedness" of a Person means, without duplication, such Person's (a) obligations for borrowed money, (b) obligations representing the deferred purchase price of Property or services (other than accounts payable arising in the ordinary course of such Person's business payable on terms customary in the trade), (c) obligations, whether or not assumed, secured by Liens or payable out of the proceeds or production from Property now or hereafter owned or acquired by such Person, (d) obligations which are evidenced by notes, acceptances, or other instruments, (e) Capitalized Lease Obligations, (f) Contingent
Obligations, (g) obligations for which such Person is obligated pursuant to or in connection with a Letter of Credit or Reimbursement Agreement, (h) obligations of such Person under conditional sale or other title retention agreement relating to Property purchased by such Person, and (i) Rate Hedging Obligations.

"Interest Period" means a period of one, two, three, six or twelve months commencing on a Business Day selected by a Borrower pursuant to this Agreement. Such Interest Period shall end on (but exclude) the day which corresponds numerically to such date one, two, three, six or twelve months thereafter; provided, however, that if there is no such numerically corresponding day in such next, second, third, sixth or twelfth succeeding month, such Interest Period shall end on the last Business
Day of such next, second, third, sixth or twelfth succeeding month. If an Interest Period would otherwise end on a day which is not a Business
Day, such Interest Period shall end on the next succeeding Business
Day, provided, however, that if said next succeeding Business Day falls in a new calendar month, such Interest Period shall end on the immediately preceding Business Day.

"Investment" of a Person means any loan, advance, extension of credit (other than accounts receivable arising in the ordinary course of business on terms customary in the trade), deposit account or contribution of capital by such Person to any other Person or any investment in, or purchase or other acquisition of, the stock, partnership interests, notes, debentures or other securities of any other Person made by such Person.

"Issuer" means Bank One, in its capacity as issuer of Facility
Letters of Credit under Section 2.11.

"KPI Letter of Credit" means that certain Irrevocable Transferable
Letter of Credit, or its successor, issued by Bank One in connection with the issuance of Industrial Development Revenue Bonds in the approximate amount of $9,200,000 to finance certain manufacturing facilities to be used in the operation of Kolberg-Pioneer, Inc.'s business, all pursuant to the Existing Credit Agreement.

"LC Issuance Request" is defined in Section 2.11.3.

"Lenders" means the lending institutions listed on the signature pages of this Agreement and their respective successors and assigns.

"Lending Installation" means, with respect to a Lender or the Agent, any office, branch, Subsidiary or Affiliate of such Lender or the Agent.

"Letter of Credit" of a Person means a letter of credit or similar instrument which is issued upon the application of such Person or upon which such Person is an account party or for which such Person is in any way liable.

"Letter of Credit Collateral Account" is defined in Section 2.11.7.

"Leverage Ratio" means, as at any date of determination thereof, the ratio of (a) Consolidated Funded Debt of the Credit Parties to (b) Adjusted EBITDA of the Credit Parties for the four (4) most recently ended fiscal quarters, all calculated on a consolidated basis in accordance with Agreement Accounting Principles.

"Lien" means any lien (statutory or other), mortgage, pledge, hypothecation, assignment, deposit arrangement, encumbrance or preference, priority or other security agreement or preferential arrangement of any kind or nature whatsoever (including, without limitation, the interest of a vendor or lessor under any conditional sale, Capitalized Lease Obligation or other title retention agreement).

"Loan" means, with respect to a Lender, such Lender's portion of any Advance.

"Loan Documents" means this Agreement, the Notes, the Pledge
Agreement, the Reimbursement Agreements, the documents relating to the Subsidiary Letters of Credit (including the Trencor LC
Agreement) and the other documents and agreements contemplated hereby and executed by any Credit Party in favor of the Agent or any Lender or otherwise in connection with any Loan, Facility Letter of Credit or Swing Line Loan, as the same may be amended, restated, supplemented or otherwise modified from time to time.

"Margin Stock" is defined in Section 5.11.

"Material Adverse Effect" means a material adverse effect on (a) the business, Property, condition (financial or otherwise), results of operations, or prospects of the Credit Parties taken as a whole, (b) the ability of any Credit Party to perform its obligations under the Loan Documents, or (c) the validity or enforceability of any of the Loan Documents or the rights or remedies of the Agent or the Lenders thereunder.

"Multiemployer Plan" means a Plan maintained pursuant to a collective bargaining agreement or any other arrangement to which any Credit Party or any member of the Controlled Group is a party to which more than one employer is obligated to make contributions.

"Net Available Proceeds" means, with respect to an Asset
Disposition, the sum of cash or readily marketable cash equivalents received (including by way of a cash generating sale or discounting of a note or receivable, but excluding any other consideration received in the form of assumption by the acquiring Person of debt or other obligations relating to the properties or assets so disposed of or received in any other non-cash form) therefrom, whether at the time of such disposition or subsequent thereto, net of all legal, title and recording tax expenses, commissions and other fees and all costs and expenses incurred and all federal, state, local and other taxes required to be accrued as a liability as a consequence of such transactions and of all payments made by any Credit Party on any Indebtedness which is secured by such assets pursuant to a permitted Lien upon or with respect to such assets or which must by the terms of such Lien, or in order to obtain a necessary consent to such Asset Disposition or by applicable law, be repaid out of the proceeds from such Asset Disposition.

"Notes" means the Revolving Notes and the Swing Line Notes.

"Notice of Swing Line Loan" is defined in Section 2.3.1(d).

"Obligations" means all unpaid principal of and accrued and unpaid interest on the Notes (including all interest accruing after the commencement of any proceeding against or with respect to any Borrower under the United States Bankruptcy Code, Title 11 of the United States Code, or any other federal or state bankruptcy, insolvency, receivership or similar law, at the rates specified in this Agreement), all accrued and unpaid fees, all Facility Letter of Credit Obligations and all expenses, reimbursements, indemnities and other obligations of any Credit Party to the Lenders or to any Lender, the Agent or any indemnified party hereunder arising under the Loan
Documents.

"Original Closing Date" means November 24, 1997.

"Other Taxes" is defined in Section 3.1(ii).

"Participants" is defined in Section 12.2.1.

"Payment Date" means the first day of each March, June, September and December.

"PBGC" means the Pension Benefit Guaranty Corporation, or any successor thereto.

"Percentage" means, for each Lender the percentage set forth opposite its name on Schedule 1 attached hereto, as such percentage
(and such schedule) may be modified from time to time pursuant to the terms hereof, including but not limited to the provisions of Section 12.3.2.

"Permitted Acquisition" means an Acquisition of the capital stock or equity interests in a Person or the assets of a Person engaged in the production of aggregate processing or mining equipment, hot mix asphalt production equipment, thermal heating or storage equipment, mobile road construction equipment, trenching, underground construction, utility or related equipment or pavement analyzing equipment, that has been approved or consented to by the board of directors or equivalent governing body of such Person.

"Permitted Recourse Lease Sales" means recourse sales of leases or accounts or notes receivable relating to leases by AFS; provided, however, that the Contingent Obligations of any Credit Party with respect to such sales shall not exceed $15,000,000 at any one time. "Person" means any natural person, corporation, firm, joint venture, partnership, limited liability company, association, enterprise, trust or other entity or organization, or any government or political subdivision or any agency, department or instrumentality thereof.

"Plan" means an employee pension benefit plan which is covered by Title IV of ERISA or subject to the minimum funding standards under
Section 412 of the Code as to which any Credit Party or any member of the Controlled Group may have any liability.

"Pledge Agreement" means that certain Pledge Agreement, in substantially the form of Exhibit D hereto, executed and delivered by Astec in favor of the Agent, for the benefit of itself and the Lenders, as the same may be amended, restated, supplemented or otherwise modified from time to time.

"Portec Acquisition" shall mean the purchase of assets comprising the construction equipment division of Portec, Inc. pursuant to that certain Asset Purchase Agreement dated as of October 16, 1997 between Portec, Inc. and Astec.

"Prime Rate" means a rate per annum equal to the prime rate of interest announced from time to time by Bank One or its parent (which is not necessarily the lowest rate charged to any customer), changing when and as said prime rate changes.

"Property" of a Person means any and all property, whether real, personal, tangible, intangible, or mixed, of such Person, or other assets owned, leased or operated by such Person.

"Purchasers" is defined in Section 12.3.1.

"Qualifying Chattel Paper" means valid and enforceable written installment notes financing the purchase of products manufactured or distributed by the Subsidiaries or other third parties together with any accessories, attachments or equipment relating thereto, secured by written security agreements, which are payable to the order of AFS, payments under which are not more than ninety (90) days past due.

"Qualifying Operating Leases" means valid and enforceable written operating leases of equipment legally and beneficially owned by AFS and leased to third parties not Affiliates of AFS, payments under which are not more than ninety (90) days past due.

"Qualifying Financing Leases" means valid and enforceable written financing leases of equipment between AFS and third parties not Affiliates of AFS, payments under which are not more than ninety (90) days past due. Qualifying Financing Leases shall not include any leases or related obligations sold in a Permitted Recourse Lease Sale or otherwise.

"Rate Hedging Obligations" of a Person means any and all obligations of such Person, whether absolute or contingent and howsoever and whensoever created, arising, evidenced or acquired
(including all renewals, extensions and modifications thereof and substitutions therefor), under (a) any and all agreements, devices or arrangements designed to protect at least one of the parties thereto from the fluctuations of interest rates, exchange rates or forward rates applicable to such party's assets, liabilities or exchange transactions, including, but not limited to, dollar-denominated or cross-currency interest rate exchange agreements, forward currency exchange agreements, interest rate cap or collar protection agreements, forward rate currency or interest rate options, puts and warrants, and (b) any and all cancellations, buy backs, reversals, terminations or assignments of any of the foregoing.

"Regulation D" means Regulation D of the Board of Governors of the Federal Reserve System as from time to time in effect and any successor thereto or other regulation or official interpretation of said Board of Governors relating to reserve requirements applicable to member banks of the Federal Reserve System.

"Regulation U" means Regulation U of the Board of Governors of the Federal Reserve System as from time to time in effect and any successor or other regulation or official interpretation of said Board of Governors relating to the extension of credit by banks for the purpose of purchasing or carrying margin stocks applicable to member banks of the Federal Reserve System.

"Reimbursement Agreement" means a reimbursement agreement, substantially in such form as the Issuer may employ in the ordinary course of business, with such modifications thereto as may be agreed upon by the Issuer and Astec; provided, however, that in the event of any conflict between the terms of any Reimbursement Agreement and this Agreement, the terms of this Agreement shall control.

"Reimbursement Obligations" means, at any time, the aggregate of the obligations of Astec to the Lenders and the Issuer in respect of all unreimbursed payments or disbursements made by the Issuer and the Lenders under or in respect of the Facility Letters of Credit (including, without limitation, Astec's obligation to reimburse the Issuer for draws on Facility Letters of Credit pursuant to Section 2.11.4(b)).

"Release" means a "release", as such term is defined in CERCLA.

"Rentals" of a Person means the aggregate fixed amounts payable by such Person under any lease of Property having an original term (including any required renewals or any renewals at the option of the lessor or lessee) of one year or more.

"Reportable Event" means a reportable event as defined in
Section 4043 of ERISA and the regulations issued under such section, with respect to a Plan, excluding, however, such events as to which the PBGC has by regulation waived the requirement of Section 4043(a) of ERISA that it be notified within 30 days of the occurrence of such event; provided, however, that a failure to meet the minimum funding standard of Section 412 of the Code and of Section 302 of ERISA shall be a Reportable Event regardless of the issuance of any such waiver of the notice requirement in accordance with either Section 4043(a) of ERISA or Section 412(d) of the Code.

"Required Lenders" means Lenders in the aggregate having at least 67% of the Aggregate Commitment or, if the Aggregate
Commitment has been terminated, Lenders in the aggregate holding at least 67% of the Revolving Loan Obligations.

"Reserve Requirement" means, with respect to an Interest
Period, the maximum aggregate reserve requirement
(including all basic, supplemental, marginal and other reserves) which is imposed under Regulation D on Eurocurrency liabilities.

"Revolving Advance" means a borrowing under Section 2.1.1 or
2.1.2 consisting of the aggregate amount of the several Revolving Loans (including Tranche A Revolving Loans and Tranche B Revolving Loans) made by the Lenders to a Borrower of the same Type and, in the case of Eurodollar Advances, for the same Interest Period.

"Revolving Commitment" means, for each Lender, the obligation of such Lender to make Loans (including Tranche A Revolving Loans and Tranche B Revolving Loans) and participate in Facility Letters of Credit and Swing Line Loans not exceeding an amount equal to the product of
(a) the then existing Aggregate Commitment and (b) the Percentage applicable to such Lender.

"Revolving Loans" is defined in Section 2.1.2.

"Revolving Notes" means the Tranche A Notes and the Tranche B Notes.

"Revolving Loan Obligations" means, at any particular time, the sum of (a) the outstanding principal amount of the Advances under
Section 2.1.1 and Section 2.1.2 at any time, plus (b) the outstanding principal amount of the Swing Line Loans at such time, plus (c) the Facility Letter of Credit Obligations at such time.

"Section" means a numbered section of this Agreement, unless another document is specifically referenced.

"Single Employer Plan" means a Plan maintained by any Credit
Party or any member of the Controlled Group for employees of any Credit Party or any member of the Controlled Group.

"Subordinated Indebtedness" of a Person means any Indebtedness of such Person the payment of which is subordinated to payment of the Obligations to the written satisfaction of the Lenders; provided, however, that Indebtedness related to, or incurred in connection with, the Bond Transactions shall not constitute Subordinated Indebtedness.

"Subsidiary" of a Person means (a) any corporation more than 50% of the outstanding securities having ordinary voting power of which shall at the time be owned or controlled, directly or indirectly, by such Person or by one or more of its Subsidiaries or by such Person and one or more of its Subsidiaries, or (b) any partnership, limited liability company, association, joint venture or similar business organization more than 50% of the ownership interests having ordinary voting power of which shall at the time be so owned or controlled. Unless otherwise expressly provided, all references herein to a "Subsidiary" shall mean a Subsidiary of Astec. At all times during the term of this Agreement all references to Subsidiaries of Astec shall include AFS.

"Subsidiary Letters of Credit" means (a) the Trencor Letter of
Credit, (b) the KPI Letter of Credit, and (c) that certain letter of credit issued by M&I Marshall and Ilsley Bank for the account of Telsmith, Inc.
in connection with the issuance of Variable Rate Demand Industrial
Revenue Bonds Series 1994 in the approximate value of $6,000,000 to finance the construction and acquisition of a facility and equipment to be used in the operation of Telsmith, Inc.'s business.

"Substantial Portion" means, with respect to the Property of any Credit Party, Property which (a) represents more than 10% of the consolidated assets of the Credit Parties as would be shown in the consolidated financial statements of the Credit Parties as at the beginning of the twelve-month period ending immediately prior to the month in which such determination is made, or (b) is responsible for more than ten percent (10%) of the consolidated net sales or of the consolidated net income of the Credit Parties as reflected in the consolidated financial statements referred to in clause (a) above.

"Swing Line Lender" means Bank One in its capacity as Swing
Line Lender under Section 2.3.1.

"Swing Line Limit" means the lesser of (a) $10,000,000, and (b) the Aggregate Tranche A Sublimit at any time, as the same may be reduced pursuant to the terms of this Agreement.

"Swing Line Loan" is defined in Section 2.3.1.

"Swing Line Note" means a promissory note, in substantially the form of Exhibit B-3 hereto, duly executed by Astec and payable to the order of the Swing Line Lender in the amount of the Swing Line Limit, including any amendment, restatement, modification, renewal or replacement of such Swing Line Note.

"Taxes" means any and all present or future taxes, duties, levies, imposts, deductions, charges or withholdings, and any and all liabilities with respect to the foregoing, but excluding Excluded Taxes and Other Taxes.

"Tranche A Commitment" means, for each Lender, the obligation of such Lender to make Loans and participate in Facility Letters of Credit and Swing Line Loans not exceeding an amount equal to the product of
(a) the then existing Aggregate Tranche A Sublimit and (b) the
Percentage applicable to such Lender.

"Tranche A Loan Obligations" means, at any particular time, the sum of (a) the outstanding principal amount of Advances under Section
2.1.1, plus (b) the outstanding principal amount of the Swing Line Loans at such time, plus (c) the Facility Letter of Credit Obligations at such time.

"Tranche A Notes" means a promissory note, in substantially the form of Exhibit B-1 hereto, duly executed by Astec and payable to the order of a Lender in the amount of its Tranche A Commitment, including any amendment, modification, renewal or replacement of such promissory note.

"Tranche A Revolving Loan" is defined in Section 2.1.1.

"Tranche B Borrowing Base" means 85% of the sum of (a) the Eligible Leased Equipment Amount and (b) the Eligible Equipment
Receivable Amount.

"Tranche B Commitment" means, for each Lender, the obligation of such Lender to make Loans not exceeding an amount equal to the product of (a) the then existing Aggregate Tranche B Sublimit and (b) the Percentage applicable to such Lender.

"Tranche B Notes" means a promissory note, in substantially the form of Exhibit B-2 hereto, duly executed by AFS and payable to the order of a Lender in the amount of its Tranche B Commitment, including any amendment, modification, renewal or replacement of such promissory note.

"Tranche B Revolving Loan" is defined in Section 2.1.2.

"Transferee" is defined in Section 12.4.

"Trencor Letter of Credit" means that certain Irrevocable
Transferable Letter of Credit No. 00315672, or its successor, issued by Bank One for the account of Astec in connection with the issuance of Industrial Development Revenue Bonds in the approximate amount of $8,000,000 to finance the construction and acquisition of a facility and equipment to be used in the operation of Trencor, Inc.'s business, all pursuant to the Trencor LC Agreement.

"Trencor LC Agreement" means the Letter of Credit Agreement between Bank One and Trencor Jetco, Inc. (now known as Trencor,
Inc.), dated as of April 1, 1994, as amended from time to time, pursuant to which the Trencor Letter of Credit was issued.

"Type" means, with respect to any Advance, its nature as a Floating Rate Advance or a Eurodollar Advance.

"Unfunded Liabilities" means the amount (if any) by which the present value of all vested and unvested accrued benefits under all Single Employer Plans exceeds the fair market value of all such Plan assets allocable to such benefits, all determined as of the then most recent valuation date for such Plans using PBGC actuarial assumptions for single employer plan terminations.

"Unmatured Default" means an event which but for the lapse of time or the giving of notice, or both, would constitute a Default.

"Wholly-Owned Subsidiary" of a Person means (a) any Subsidiary all of the outstanding voting securities of which shall at the time be owned or controlled, directly or indirectly, by such Person or one or more Wholly-Owned Subsidiaries of such Person, or by such Person and one or more Wholly-Owned Subsidiaries of such Person, or (b) any partnership, limited liability company, association, joint venture or similar business organization 100% of the ownership interests having ordinary voting power of which shall at the time be so owned or controlled.The foregoing definitions shall be equally applicable to both the singular and plural forms of the defined terms.


THE CREDITS
Revolving Commitment.
Tranche A Commitment. From and including the Closing Date to (but excluding) the Facility Termination Date, each Lender severally agrees, on the terms and conditions set forth in this Agreement, to (a) make Loans (each, a "Tranche A Revolving Loan") to Astec, (b) to participate in Facility Letters of Credit for the account of Astec up to but not exceeding the Facility Letter of Credit Limit, (c) to participate in Swing Line Loans for the account of Astec up to but not exceeding the Swing Line Limit, each from time to time in amounts not to exceed in the aggregate at any one time outstanding the lesser of (x) such Lender's Tranche A Commitment, and (y) such Lender's Revolving Commitment (less such Lender's Percentage of any Revolving
Loan Obligations at such time). Subject to the terms of this Agreement, Astec may borrow, repay and reborrow, and Astec may request the issuance of Facility Letters of Credit, at any time prior to the Facility Termination Date. The Tranche A Commitment shall expire on the Facility Termination Date.
Tranche B Commitment. From and including the Closing Date to (but excluding) the Facility Termination Date, each Lender severally agrees, on the terms and conditions set forth in this Agreement, to make Loans (each, a
"Tranche B Revolving Loan" and collectively with Tranche A Revolving Loans, the "Revolving Loans") to AFS from time to time in amounts not to exceed in the aggregate at any one time outstanding the least of (a) such Lender's Percentage of the Tranche B Borrowing Base, (b) such Lender's Tranche B Commitment and (c) such Lender's Revolving Commitment (less such Lender's Percentage of any Revolving Loan Obligations at such time). Subject to the terms of this Agreement, AFS may borrow, repay and reborrow, at any time prior to the Facility Termination Date. The Tranche B Commitment shall expire on the Facility Termination Date.Limitations on Obligations. Notwithstanding anything to the contrary contained in this Agreement or in any other Loan Document, (a) the Revolving Loan
Obligations shall at no time exceed the Aggregate
Commitment, (b) Tranche A Loan Obligations shall at no time exceed the Aggregate Tranche A Sublimit and
(c) Tranche B Revolving Loans shall at no time exceed the Aggregate Tranche
B Sublimit. The Borrowers agree that if at any time any such excess shall arise, the applicable Borrower(s) shall immediately pay to the Agent (or deposit into the Letter of Credit Collateral Account, to the extent that all Loans have been fully repaid) the amount necessary to eliminate such excess, without presentment, demand, protest or notice of any kind from the Agent or any Lender, all of which the Borrowers each hereby expressly waive. The Borrowers acknowledge that the Aggregate Commitment is less than the sum of the Aggregate Tranche A Sublimit and the Aggregate Tranche
B Sublimit and that consequently the Borrowers may be in violation of clause (a) without being in violation of clauses (b) and (c), in which case, Astec shall immediately pay to the Agent (or deposit into the Letter of Credit Collateral Account, to the extent that all Loans have been fully repaid) the amount necessary to eliminate such excess, but have the option to designate the application of payment of such excess and in absence of such designation, the payment thereof shall be applied to the Tranche A Loan Obligations.

Loans.
Ratable Loans; Types of Advances.  Each Advance hereunder shall consist of
Loans made from the several Lenders each ratably in proportion to its respective Percentage. Any reduction in the Aggregate Commitment shall reduce ratably each of the Tranche A Commitment and the Tranche B Commitment of each Lender. The Advances may be Floating Rate
Advances or Eurodollar Advances, or a combination thereof, selected by the applicable Borrower in accordance with Sections 2.2.3 and 2.2.4. Minimum Amount of Each Advance. Each Eurodollar Advance shall be in the minimum amount of $100,000 (and in multiples of $100,000 if in excess thereof), and each Floating
Rate Advance shall be in the minimum amount of $100,000 (and in multiples of $100,000 if in excess thereof); provided, however, that any Floating Rate Advance may be in the amount of the unused Aggregate Commitment, subject to the limitations set forth in Section 2.1.
Method of Selecting Types and Interest Periods for
New Advances. The applicable Borrower shall select the Type of Advance and, in the case of each Eurodollar Advance, the Interest Period applicable to each Advance from time to time.
The applicable Borrower shall give the Agent irrevocable notice (a "Borrowing Notice") not later than 11:00 a.m. (Chicago time) on the same
Business Day as the Borrowing Date of each Floating Rate Advance and three (3) Business
Days before the Borrowing Date for each
Eurodollar Advance, specifying:
the Borrowing Date, which shall be a Business Day, of such Advance, the aggregate amount of such Advance,the Type of Advance selected, the Borrower and commitment to which such Advance applies, and in the case of each Eurodollar Advance, the Interest Period applicable thereto.

Not later than noon (Chicago time) on each Borrowing Date, each Lender shall make available its Loan or Loans, in funds immediately available in Chicago to the Agent at its address specified pursuant to

Article XIII. The Agent will make the funds so received from the Lenders available to the applicable Borrower at the Agent's aforesaid address. Conversion and Continuation of Outstanding Advances. Floating Rate Advances shall continue as Floating Rate Advances unless and until such Floating Rate Advances are converted into Eurodollar Advances. Each Eurodollar
Advance shall continue as a Eurodollar Advance until the end of the then applicable Interest
Period therefor, at which time such Eurodollar
Advance shall be automatically converted into a Floating Rate Advance unless the applicable
Borrower shall have given the Agent a
Conversion/Continuation Notice (as defined below) requesting that, at the end of such Interest
Period, such Eurodollar Advance continue as a Eurodollar Advance for the same or another
Interest Period.  Subject to the terms of Section

2.2.2 and except as limited by Section 2.3.1(b), the applicable Borrower may elect from time to time to convert all or any part of an Advance of any Type into any other Type or Types of Advances; provided, however, that any conversion of any Eurodollar Advance shall be made on, and only on, the last day of the Interest
Period applicable thereto.  The applicable
Borrower shall give the Agent irrevocable notice
(a "Conversion/Continuation Notice") of each conversion of an Advance or continuation of a Eurodollar Advance not later than 11:00 a.m.
(Chicago time) at least three (3) Business Days prior to the date of the requested conversion or continuation, specifying:
(a) the requested date, which shall be a Business
Day, of such conversion or continuation;
(b) the aggregate amount and Type of the Advance which is to be converted or continued; and
(c) the amount and Type(s) of Advance(s) into which such Advance is to be converted or continued and, in the case of a conversion into or continuation of a Eurodollar Advance, the duration of the Interest Period applicable thereto.
Changes in Interest Rate, etc.  Each Floating Rate
Advance shall bear interest on the outstanding principal amount thereof, for each day from and including the date such Advance is made or is converted from a Eurodollar Advance into a Floating Rate Advance pursuant to Section 2.2.4 to but excluding the date it becomes due or is converted into a Eurodollar Advance pursuant to

Section 2.2.4, at a rate per annum equal to the Floating Rate for such day. Changes in the rate of interest on any Floating Rate Advance will take effect simultaneously with each change in the Alternate Base Rate. Each Eurodollar
Advance shall bear interest from and including the first day of the Interest Period applicable thereto to (but not including) the last day of such Interest Period at the interest rate determined as applicable to such Eurodollar Advance. No
Interest Period may end after the Facility
Termination Date or, with respect to any Advance required to be repaid to satisfy the mandatory reduction requirements of Section
2.4.3, the date of such mandatory reduction.
Interest Payment Dates; Interest and Fee Basis.
Interest accrued on each Floating Rate Advance shall be payable in arrears (a) on each Payment
Date, commencing with the first such date to occur after the date hereof, on (b) any date the Floating Rate Advance is prepaid due to acceleration and (c) at maturity. Interest accrued on that portion of the outstanding principal amount of any Floating Rate Advance converted into a Eurodollar Advance on a day other than a Payment Date shall be payable on the date of conversion. Interest accrued on each Eurodollar
Advance shall be payable in arrears (x) on the last day of its applicable Interest Period, (y) on any date on which the Eurodollar Advance is prepaid, whether by acceleration or otherwise, and (z) at maturity. Interest accrued on each Eurodollar Advance having an Interest Period longer than three months shall also be payable on the last day of each three-month interval during such Interest Period. Interest for Advances and fees shall be calculated for actual days elapsed on the basis of a 360-day year.
Interest shall be payable for the day an Advance is made but not for the day of any payment on the amount paid if payment is received prior to noon (Chicago time) at the place of payment. If any payment of principal of or interest on an Advance shall become due on a day which is not a Business Day, such payment shall be made on the next succeeding Business Day and, in the case of a principal payment, such extension of time shall be included in computing interest in connection with such payment.
Notification of Advances, Interest Rates,
Prepayments and Commitment Reductions.
Promptly after receipt thereof, the Agent will notify each Lender of the contents of each Aggregate Commitment reduction notice,
Borrowing Notice, Conversion/Continuation
Notice, and repayment notice received by it hereunder. The Agent will notify each Lender of the interest rate applicable to each Eurodollar
Advance promptly upon determination of such interest rate and will give each Lender prompt notice of each change in the Alternate Base Rate.
Rates Applicable After Default. Notwithstanding anything to the contrary contained in Section
2.2.3 or 2.2.4, during the continuance of a Default or Unmatured Default the Required
Lenders may, at their option, by notice to Astec
(which notice may be revoked at the option of the Required Lenders notwithstanding any provision of Section 8.2 requiring unanimous consent of the Lenders to changes in interest rates), declare that no Advance may be made as, converted into or continued as a Eurodollar
Advance. During the continuance of a Default, the Required Lenders may, at their option, by notice to Astec (which notice may be revoked at the option of the Required Lenders notwithstanding any provision of Section 8.2 requiring unanimous consent of the Lenders to changes in interest rates), declare that (a) each Eurodollar Advance shall bear interest for the remainder of the applicable Interest Period at the rate otherwise applicable to such Interest Period plus 2% per annum and (b) each Floating Rate
Advance shall bear interest at a rate per annum equal to the Floating Rate otherwise applicable to the Floating Rate Advance plus 2% per annum.

Swing Line Loans.
Making of Swing Line Loans.
Subject to the terms and conditions of this Agreement, the Swing Line Lender agrees, at any time and from time to time on and after the Closing Date and prior to the Facility Termination Date, to make a loan or loans on a revolving basis (each, a "Swing Line Loan") to Astec, which Swing Line Loans in the aggregate shall not at any time exceed the Swing Line Limit; provided that no Swing Line Loan shall be made hereunder if, after giving effect to any Swing Line Loan and the use of proceeds thereof, (i) the aggregate outstanding balance of the Tranche A Loan Obligations would exceed the Aggregate Tranche A Sublimit or (ii) the Revolving Loan Obligations would exceed the Aggregate Commitment.

Notwithstanding the foregoing, no Swing Line Loans shall be made hereunder if, after giving effect to any Swing Line Loan and the use of proceeds thereof, the aggregate outstanding principal amount of Swing Line Loans would exceed the Swing Line Limit, or to the extent that the Swing Line
Limit of the Swing Line Lender would exceed the Tranche A Commitment of such Lender at such time. The Swing Line Limit shall terminate on the Facility Termination Date without further action being required on the part of the Agent or the Swing Line Lender. No more than five (5)
Swing Line Loans shall be outstanding at any time.
Swing Line Loans may, subject to the terms of this Agreement, be repaid and reborrowed. All Swing Line Loans shall be made as Floating Rate Loans and shall not be entitled to be converted into Eurodollar Loans. Swing Line Loans made on any date shall be in an aggregate minimum amount of $10,000 and integral multiples of $10,000 in excess of that amount.

If, after giving effect to any assignment pursuant to Section 12.3 or reduction in Tranche A
Commitments pursuant to the terms of this Agreement, the remaining Tranche A
Commitment of the Swing Line Lender is less than the Swing Line Limit, the Swing Line
Limit shall be permanently reduced by an amount equal to such difference.
Whenever Astec desires to make a borrowing of Swing Line Loans under this Section 2.3.1,
Astec shall give the Agent and the Swing Line
Lender (no later than 3:30 p.m. (Chicago time) on the proposed date for such Advance) notice by telephone (confirmed promptly in writing) or notice in writing of such Advance
(a "Notice of Swing Line Loan"), which shall be irrevocable and shall specify (i) the aggregate principal amount of the Swing Line
Loans to be made pursuant to such Advance,
(ii) the date of such Advance (which shall be a Business Day), (iii) the maturity date for such Swing Line Loan (which shall be on demand and in any event no later than seven days after the making thereof or, if earlier, the Facility Termination Date), (iv) the account to which such Advance is to be funded and (v) confirming that such Swing Line Loan shall be a Floating Rate Loan. Conversions of and Participations in Swing Line Loans.
The Swing Line Lender shall, in its sole and absolute discretion, be entitled to require an Advance of Tranche A Revolving Loans hereunder, the proceeds of which shall be applied to the pro rata prepayment of all Swing Line Loans then outstanding by giving notice (by telephone promptly confirmed in writing or in writing) to the Agent, Astec and the Lenders to such effect, which notice shall set forth the aggregate outstanding principal amount of such Swing Line Loans. Upon the giving of such notice, Astec shall be deemed to have timely given a Borrowing Notice to the Agent requesting Tranche A Revolving Loans which are Floating Rate Loans on the Business Day following such notice, the Lenders shall, on such date, make Tranche A
Revolving Loans which are Floating Rate
Loans in the amount of such Swing Line
Loans, the proceeds of which shall be applied by the Agent to the prepayment of such Swing
Line Loans; provided, however, that for the purposes solely of such Advance the conditions precedent set forth in Section 4.2 shall not be applicable. Unless Astec shall have notified the Agent and the Swing Line
Lender prior to 11:00 a.m. (Chicago time) on the date which is six days following the date on which any Swing Line Loan has been made by the Swing Line Lender that Astec intends to reimburse the Swing Line Lender with funds other than the proceeds of Tranche A
Revolving Loans, the Agent shall give such notice on behalf of the Swing Line Lender.
Upon the giving of notice to the Agent and each Lender by the Swing Line Lender in its sole and absolute discretion, any deemed
Borrowing Notice given under this Section
2.3.2 pursuant to which no Advance has been made shall be deemed cancelled and each Lender shall be deemed to, and hereby agrees to, have irrevocably purchased from the Swing Line Lender a participation in Swing
Line Loans made by the Swing Line Lender in an aggregate outstanding principal amount equal to such Lender's Percentage of such Swing Line Loans, and shall make available to the Swing Line Lender an amount equal to its respective participation in the Swing Line
Lender's Swing Line Loans in immediately available funds, at the office of the Swing Line
Lender specified by notice to the Agent and each Lender in such notice, not later than 1:00 p.m. (Chicago time) on the second
Business Day after the giving of such notice.
In the event that any Lender fails to make available to the Swing Line Lender the amount of such Lender's participation as provided in this Section 2.3.2(b), the Swing
Line Lender shall be entitled to recover such amount on demand from such Lender together with interest at the Federal Funds
Effective Rate for three (3) Business Days and thereafter at the Floating Rate, and the Swing
Line Lender shall, until such time as all such amounts have been paid, be deemed to have outstanding a Swing Line Loan in the amount of such unpaid participation for all purposes of this Agreement other than those provisions requiring Lenders to purchase an interest therein. The Swing Line Lender shall distribute to each other Lender which has paid all amounts payable by it under this
Section 2.3.2(b) with respect to Swing Line
Loans made by the Swing Line Lender such other Lender's Percentage of all payments received by the Swing Line Lender in respect of such Swing Line Loans when such payments are received.
The obligations of the Lenders under Section
2.3.2(b) above shall be unconditional and irrevocable and shall be paid strictly in accordance with the terms of this Agreement under all circumstances including, without limitation, the fact that a Default or Unmatured Default shall have occurred and be continuing or any other circumstance or happening whatsoever.

Fees; Reductions in Aggregate Commitment.
Fees. Commitment Fees. The Borrowers agree to pay to the Agent for the account of each Lender in accordance with their Percentage a commitment fee (the "Commitment Fee") for each day accruing at a rate per annum equal to the Applicable Margin (determined for the Commitment Fee in accordance with the definition of Applicable Margin) on the daily unused portion of such Lender's Revolving
Commitment from the Closing Date to and
including the Facility Termination Date, payable in arrears on each Payment Date hereafter and on the Facility Termination
Date. For the purpose of calculating the Commitment Fee, Swing Line Loans shall be considered usage of the Swing Line Lender's
Tranche A Commitment.  All accrued
Commitment Fees shall be payable on the
effective date of any termination of the obligations of the Lenders to make Credit Extensions hereunder.
Agent's Fees. The Borrower agrees to pay to the Agent, for its own account, the fees agreed to by the Borrower in that certain letter agreement dated October 28, 1997, or as otherwise agreed from time to time.
Voluntary Reductions; Prepayments. The Borrowers may permanently reduce the Aggregate
Commitment in whole, or in part ratably among the Lenders in integral multiples of $100,000, upon at least one (1) Business Day's written notice to the Agent, which notice shall specify the amount of any such reduction; provided, however, that (a) the amount of the Aggregate
Commitment may not be reduced below the
Revolving Loan Obligations at such time, (b) the Tranche A Commitment may not be reduced below the Tranche A Loan Obligations at such time and (c) the Tranche B Commitment may not be reduced below the Tranche B Revolving
Loans at such time. Any reduction of the Aggregate Commitment shall automatically reduce, at the option of the Borrowers, either the Aggregate Tranche A Sublimit or the Aggregate
Tranche B Sublimit (or a combination thereof) as designated by Astec, or in absence of such designation, such reduction shall reduce ratably the Aggregate Tranche A Sublimit and the
Aggregate Tranche B Sublimit. The Borrowers may from time to time pay, without penalty or premium, all of its outstanding Floating Rate
Advances, or, in a minimum aggregate amount of $100,000, any portion of its outstanding
Floating Rate Advances upon notice to the Agent prior to 10:00 a.m. (Chicago time) on the proposed date for such prepayment. A
Eurodollar Advance may not be paid prior to the last day of the applicable Interest Period, unless, at the time of such payment, the applicable
Borrower pays to the Agent pursuant to Section
3.5 below all losses and costs incurred by the Lenders as the result of such payment. Any outstanding Advances and all other unpaid
Obligations shall be paid in full by the Borrowers on the Facility Termination Date.
Mandatory Reductions in Aggregate Commitment.
Sale of Assets. On each date after the Closing Date on which any Credit Party receives any Net Available Proceeds upon any Asset Disposition, the Borrowers shall permanently reduce the Aggregate Commitment in an amount equal to one hundred percent (100%) of the Net
Available Proceeds of such Asset Disposition, within three (3) days of the consummation of such Asset Disposition or receipt of such Net Available Proceeds.

Issuance of Debt. On each date after the Closing Date on which any Credit Party incurs, or issues any instruments relating to, any Indebtedness (other than Indebtedness borrowed by the Borrowers under this Agreement or permitted to be borrowed by any Credit Party pursuant to
Section 6.11 of this Agreement), the Aggregate Commitment shall be permanently reduced in an amount equal to one hundred percent (100%) of the cash proceeds realized therefrom, in each case net of underwriting discounts, commissions and other reasonable costs and expenses directly attributable to such incurrence or issuance, within three (3) days of any such incurrence or issuance.

Issuance of Equity. On each date after the Closing Date on which any Credit Party issues and sells any common stock, preferred stock, warrant or other equity securities of any Credit Party
(other than options of a Credit Party issued in the ordinary course of business in favor of employees, officers or directors), the Aggregate Commitment shall be permanently reduced in an amount equal to fifty percent (50%) of the cash proceeds realized therefrom, in each case net of any brokerage commissions and any other reasonable costs or expenses directly attributable to such issuance, within three (3) days of any such issuance and sale.

Application of Mandatory Prepayments. All proceeds to be applied to reduce the outstanding Loans and the Aggregate Commitment under Sections 2.4.3(a), (b) and (c) above shall be applied (i) to Tranche A Revolving Loans (and reduction of the Aggregate Tranche A Sublimit) in the case of sales of assets, issuance of debt or issuance of equity by any Credit Party (other than AFS), and (ii) to Tranche B Revolving Loans (and the reduction of Aggregate Tranche B Sublimit) in the case of sales of assets, issuance of debt or issuance of equity by AFS. Any reduction of the Aggregate Tranche A Sublimit or the Aggregate Tranche B Sublimit shall automatically reduce the Aggregate Commitment by the same amount.Permitted Transactions. Nothing in this Section
2.4 shall be construed to constitute the Required Lenders' consent to any transaction referred to in Section 2.4 above which is not expressly permitted by the terms of this Agreement.

Mandatory Reduction of Tranche B Loans.  If at anytime the Tranche B
Revolving Loans exceed the Tranche B Borrowing Base, AFS shall immediately pay to the Agent the amount necessary to eliminate such excess, which amount shall be applied to the outstanding Tranche B Revolving Loans.
Method of Payment. All payments of the Obligations hereunder shall be made, without setoff, deduction, or counterclaim, in immediately available funds to the Agent at the Agent's address specified pursuant to Article XIII, or at any other Lending Installation of the Agent specified in writing by the Agent to Astec, by noon (Chicago time) on the date when due and shall be applied ratably by the Agent among the Lenders. Each payment delivered to the Agent for the account of any Lender shall be delivered promptly by the Agent to such Lender in the same type of funds that the Agent received at its address specified pursuant to Article XIII or at any Lending Installation specified in a notice received by the Agent from such Lender. The Agent is hereby authorized to charge any account of the Borrowers maintained with Bank One for each payment of principal, interest and fees as it becomes due hereunder.

Notes; Telephonic Notices. Each Lender is hereby authorized to record the principal amount of each of its Loans and each repayment on the schedule attached to its Notes; provided, however, that the failure to so record (or any error in such recording) shall not affect the Borrowers' obligations under each such Note. The Borrowers hereby authorize the Lenders and the Agent to extend, convert or continue Advances, effect selections of Types of Advances and to transfer funds based on telephonic notices made by any person or persons the Agent or any Lender in good faith believes to be acting on behalf of the Borrowers. Each Borrower agrees to deliver promptly to the Agent a written confirmation, if such confirmation is requested by the Agent or any Lender, of each telephonic notice signed by one of its Authorized Officers. If the written confirmation differs in any material respect from the action taken by the Agent and the Lenders, the records of the Agent and the Lenders shall govern absent manifest error.

Lending Installations. Each Lender may book its Loans and participations in Facility Letters of Credit and Swing Line
Loans at any Lending Installation selected by such Lender and may change its Lending Installation from time to time. All terms of this Agreement shall apply to any such Lending Installation and the Notes shall be deemed held by each Lender for the benefit of such Lending Installation. Each Lender may, by written or telex notice to the Agent and Astec, designate a Lending Installation through which Loans will be made and participations in Facility Letters of Credit and Swing Line Loans purchased by it and for whose account Loan payments are to be made.

Non-Receipt of Funds by the Agent. Unless a Borrower or a Lender, as the case may be, notifies the Agent prior to the date on which it is scheduled to make payment to the Agent of (a) in the case of a Lender, the proceeds of a Loan or a payment under Section 2.11.5(b) or (b) in the case of a Borrower, a payment of principal, interest, fees or Reimbursement Obligations to the Agent for the account of the Lenders, that it does not intend to make such payment, the Agent may assume that such payment has been made. The Agent may, but shall not be obligated to, make the amount of such payment available to the intended recipient in reliance upon such assumption. If such Lender or Borrower, as the case may be, has not in fact made such payment to the Agent, the recipient of such payment shall, on demand by the Agent, repay to the Agent the amount so made available together with interest thereon in respect of each day during the period commencing on the date such amount was so made available by the
Agent until the date the Agent recovers such amount at a rate per annum equal to (x) in the case of payment by a Lender, the Federal Funds Effective Rate for such day for the first three (3) days and, thereafter, the interest rate applicable to the relevant Loan or (y) in the case of payment by a Borrower, the interest rate applicable to the relevant Loan or Reimbursement Obligation or if no such interest rate is specified, at the Floating Rate.

[Intentionally Omitted].

Application of Payments. The Borrowers irrevocably waive the right to direct the application of payments and collections received by the Agent for the account of any of the Lenders from or on behalf of the Borrowers, and the Borrowers agree that the Agent and the Lenders shall have the continuing exclusive right to apply and reapply any and all such payments and collections against the Obligations in such manner as the Agent and the Lenders may deem appropriate, notwithstanding any entry by the Agent or any of the Lenders upon any of its respective books and records; provided, however, that so long as the Borrowers are not delinquent in the payment to the Agent or any Lender of any amounts (including principal, interest and fees) owing under the Loans, this Agreement and any of the other Loan Documents, nothing contained herein shall limit a Borrower's rights under Section 2.2.4 above. To the extent that a Borrower makes a payment or payments to the Agent for the account of any of the Lenders, which payments or any part thereof are subsequently invalidated, declared to be fraudulent or preferential, set aside and/or required to be repaid to a trustee, receiver or any other party under any bankruptcy act, state or federal law, common law or equitable cause, then, to the extent of such payment received, the Obligations or part thereof intended to be satisfied shall be revived and shall continue in full force and effect, as if such payments had not been received by the Agent for the account of any of the Lenders.

Facility Letters of Credit.

Obligation to Issue. Subject to the terms and conditions of this Agreement and in reliance upon the representations and warranties of the Borrowers herein set forth, the Issuer hereby agrees to issue upon the request of and for the account of Astec, through such of the Issuer's Lending Installations or Affiliates as the Issuer and Astec may jointly agree, one or more Facility
Letters of Credit in
accordance with this Section 2.11, from time to time during the period, commencing on the Closing Date and ending on the Business
Day prior to the
Facility Termination Date.
Conditions for Issuance. In addition to being subject to the satisfaction of the conditions contained in Section 4.2, the obligation of the
Issuer to issue any Facility Letter of Credit is subject to the satisfaction in full of the following conditions:
(a) the aggregate maximum amount then available for drawing under Facility Letters of Credit issued by the Issuer, after giving effect to the Facility Letter of Credit requested hereunder, shall not exceed (i) any limit imposed by law or regulation upon the Issuer or (ii) the Facility Letter of Credit Limit;
(b) after giving effect to the requested issuance of any Facility Letter of Credit, (i) the Tranche A Loan
Obligations shall not exceed the Aggregate Tranche A Sublimit and (ii) the Revolving Loan Obligations shall not exceed the Aggregate Commitment;
(c) the requested Facility Letter of Credit has an expiration date not later than the Business Day prior to the Facility Termination Date;
(d) if required by the Issuer, Astec shall have delivered to the Issuer, at such times and in such manner as the Issuer may reasonably prescribe, a Reimbursement Agreement and such other documents and materials as may be required by the Issuer pursuant to the terms of the proposed Facility Letter of Credit and the proposed Facility Letter of Credit shall be satisfactory to the Issuer as to form and content and shall be consistent with the Issuer's ordinary practice with respect to terms of its letters of credit; and
 (e) as of the date of issuance, no order, judgment or decree of any court, arbitrator or governmental authority shall purport by its terms to enjoin or restrain the Issuer from issuing the Facility Letter of Credit and no law, rule or regulation applicable to the Issuer and no request or directive (whether or not having the force of law) from any governmental authority with jurisdiction over the Issuer shall prohibit or request that the Issuer refrain from the issuance of Letters of Credit generally or the issuance of that Facility Letter of Credit.

Procedure for Issuance of Facility Letters of Credit.
(a) Astec shall give the Issuer three (3) Business
Days' prior written notice of any requested issuance of a Facility Letter of Credit under this Agreement. Such notice (the "LC Issuance Request") shall be on such standard form as may be prescribed by the Issuer, shall be irrevocable and shall specify (i) the stated amount of the Facility Letter of Credit requested, (ii) the effective date (which day shall be a Business Day) of issuance of such requested Facility Letter of Credit, (iii) the date on which such requested Facility Letter of Credit is to expire (which date shall be a Business Day and shall in no event be later than the Facility Termination Date), (iv) the purpose for which such Facility
Letter of Credit is to be issued, (v) the Person for whose benefit the requested Facility Letter of Credit is to be issued, (vi) the amount of Facility Letter of Credit Obligations and Obligations then outstanding, (vii) the then unused portions of the Aggregate Commitment and the Aggregate
Tranche A Sublimit and (viii) the terms on which the Facility Letter of Credit is to be issued. At the time such LC Issuance Request is delivered, Astec shall also provide the Issuer with a copy of the form of the Facility Letter of Credit it is requesting be issued. The Issuer shall promptly forward to the Agent and the Lenders a copy of the LC Issuance Request.

(b) Subject to the terms and conditions of this
Section 2.11.3 and provided that the applicable conditions set forth in Sections 4.2 and 2.11.2 hereof have been satisfied, the Issuer shall, on the requested date, issue a Facility Letter of Credit on behalf of Astec in accordance with the Issuer's usual and customary business practices.

(c) The Issuer shall not extend or amend any Facility Letter of Credit unless the requirements of this Section 2.11.3 are met as though a new Facility Letter of Credit was being requested and issued.

Reimbursement Obligations.
(a) Notwithstanding any provisions to the contrary in any Reimbursement
Agreement:
(i) Astec shall reimburse the Issuer for drawings under a Facility Letter of Credit issued by it no later than the earlier of (1) the time specified in such Reimbursement Agreement and (2) three (3) Business Days after the payment by the Issuer of such drawing; and
(ii) any Reimbursement Obligation with respect to any Facility Letter of Credit shall bear interest from the date of the relevant drawing under the pertinent Facility Letter of Credit at the higher of the interest rate (1) specified in the applicable Reimbursement Agreement with respect to such amount, and (2) for past due Floating Rate Loans calculated in accordance with
Section 2.2.8 above.

 (b) Astec agrees to pay to the Agent the amount of all Reimbursement Obligations, interest and other amounts payable to the Agent under or in connection with such Facility Letter of Credit immediately when due, irrespective of any claim, set-off, defense or other right which Astec or any Subsidiary or Affiliate of Astec may have at any time against the Issuer or any other Person, under all circumstances, including, without limitation, any of the following circumstances:
(i) any lack of validity or enforceability of this Agreement or any of the other Loan Documents;
(ii) the existence of any claim, setoff, defense or other right which Astec or any Subsidiary or Affiliate of Astec may have at any time against a beneficiary named in a Facility
Letter of Credit or any transferee of any Facility Letter of Credit (or any Person for whom any such transferee may be acting), the Issuer, any Lender, or any other Person, whether in connection with this Agreement, any Facility Letter of Credit, the transactions contemplated herein or any unrelated transactions
(including any
underlying transactions between Astec, or any Subsidiary or Affiliate of Astec and the beneficiary named in any Facility Letter of Credit);
(iii) any draft, certificate or any other document presented under the Facility Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect (except to the extent any such invalidity or insufficiency is found in a final judgment of a court of competent jurisdiction to have resulted from the gross negligence or willful misconduct of the Agent);
(iv) the surrender or impairment of any security for the performance or observance of any of the terms of any of the Loan Documents; and
(v) the occurrence of any Default or Unmatured Default.
Participation.
(a) Immediately upon issuance by the Issuer of any Facility Letter of Credit in accordance with the procedures set forth in Section 2.11.3, each Lender shall be deemed to have irrevocably and unconditionally purchased and received from the Issuer, without recourse or warranty, an undivided interest and participation equal to its Percentage of such Facility Letter of Credit (including, without limitation, all obligations of Astec with respect thereto) and any security therefor or guaranty pertaining thereto.
 (b) In the event that the Issuer makes any payment under any Facility Letter of Credit and Astec shall not have repaid such amount to the Issuer pursuant to Section 2.11.4, the Issuer shall promptly notify each Lender of such failure, and each Lender shall promptly and unconditionally pay to the Agent for the account of the Issuer the amount of such Lender's Percentage of the unreimbursed amount of any such payment. If any Lender fails to make available to the Issuer, any amounts due to the Issuer pursuant to this Section
2.11.5(b), the Issuer shall be entitled to recover such amount, together with interest thereon at the Federal Funds Effective Rate, for the first three (3) Business Days after such Lender receives such notice and thereafter, at the Floating Rate, payable (i) on demand, (ii) by setoff against any payments made to the Issuer for the account of such Lender or (iii) by payment to the Issuer by the Agent of amounts otherwise payable to such Lender under this Agreement. The failure of any Lender to make available to the Agent its Percentage of the unreimbursed amount of any such payment shall not relieve any other Lender of its obligation hereunder to make available to the Agent its Percentage of the unreimbursed amount of any payment on the date such payment is to be made, but no Lender shall be responsible for the failure of any other Lender to make available to the Agent its Percentage of the unreimbursed amount of any payment on the date such payment is to be made.
(c) Whenever the Issuer or the Agent receives a payment on account of a Reimbursement Obligation, including any interest thereon, it shall promptly pay to each Lender which has funded its participating interest therein, in immediately available funds, an amount equal to such Lender's Percentage thereof.
(d) The obligations of a Lender to make payments to the Agent with respect to a Facility Letter of Credit shall be absolute, unconditional and irrevocable, not subject to any counterclaim, set-off, qualification or exception whatsoever and shall be made in accordance with the terms and conditions of this Agreement under all circumstances.
(e) In the event any payment by Astec or any Subsidiary or Affiliate of Astec received by the Issuer or the Agent with respect to a Facility Letter of Credit and distributed by the Issuer or the Agent to the Lenders on account of their participations is thereafter set aside, avoided or recovered from the Issuer or the Agent in connection with any receivership, liquidation, reorganization or bankruptcy proceeding, each Lender which received such distribution shall, upon demand by the Issuer or the Agent, contribute such Lender's Percentage of the amount set aside, avoided or recovered together with interest at the rate required to be paid by the Issuer or the Agent upon the amount required to be repaid by it.
Compensation for Facility Letters of Credit. Astec shall pay letter of credit fees with respect to each Facility Letter of Credit equal to (a) a rate per annum equal to .25% of the face amount of such Facility Letter of Credit, payable to the Issuer in arrears on each Payment Date (the "Issuer Fronting Fee"), and (b) (i) a rate per annum equal to the difference between (A) the then effective Applicable
Margin for Eurodollar Loans minus (B) the Issuer Fronting Fee, times (ii) the outstanding undrawn face amount of such Facility Letter of Credit, payable to the Agent for the account of the Lenders, in each case payable in arrears on each Payment Date. In addition to the foregoing, Astec shall pay to the Issuer any other processing, issuance, amendment and other similar fees customarily charged by it in respect of Facility Letters of Credit issued by it, including, without limitation, customary fees charged by it in connection with commercial Facility Letters of Credit, together with the Issuer's out-of-pocket costs of issuing and servicing Facility
Letters of Credit. Notwithstanding anything to the contrary contained in Section 2.4(b) of the Trencor LC Agreement, the Letter of
Credit Fees described therein shall be calculated as described in this Section 2.11.6. All other fees described in Section 2.4 of the Trencor LC Agreement shall remain unchanged.
Letter of Credit Collateral Account. Astec agrees that it will, until the final expiration date of any Facility Letter of Credit and thereafter as long as any amount is payable to the Lenders in respect of any Facility Letter of Credit, maintain a special collateral account (the "Letter of Credit Collateral Account") at the Agent's office at the address specified pursuant to Article XIII, in the name of Astec but under the sole dominion and control of the Agent, for the benefit of the Lenders and in which Astec shall have no interest other than as set forth in Section 8.1. The Agent will invest any funds on deposit from time to time in the Letter of Credit
Collateral Account in certificates of deposit of the Agent having a maturity not exceeding thirty (30) days. Nothing in this Section
2.11.7 shall either obligate the Agent to require Astec to deposit any funds in the Letter of Credit Collateral Account or limit the right of the Agent to release any funds held in the Letter of Credit
Collateral Account other than as required by Section 8.1.
Nature of Obligations.
(a) In addition to amounts payable as elsewhere provided in this Section 2.11, Astec hereby agrees to protect, indemnify, pay and save the Issuer, the Agent and the Lenders harmles from and against any and all loss, liability, damage and expense
(including attorneys' fees and expenses) which the Issuer, the Agent or the Lenders may incur or be subject to as a consequence, direct or indirect, of (i) the issuance of a Facility Letter of Credit, other than as a result of its gross negligence or willful misconduct, or (ii) the failure of the Issuer to honor a drawing under such Facility Letter of Credit as a result of any act or omission, whether rightful or wrongful, of any present or future de jure or de facto governmental authority.
(b) As among Astec, the Issuer, the Agent and the Lenders, Astec assumes all risks of the acts and omissions of, or misuse of the Facility Letters of Credit by, the respective beneficiaries of the Facility Letters of Credit. In furtherance and not in limitation of the foregoing, the Issuer, the Agent and the Lenders shall not be responsible for (i) the forms, validity, sufficiency, accuracy, genuineness or legal effect of any document submitted by any party in connection with the application for and issuance of any Facility Letter of Credit, even if it should in fact prove to be in any or all respects invalid, insufficient, inaccurate, fraudulent or forged; (ii) the validity or sufficiency of any instrument transferring or assigning or purporting to transfer or assign a Facility Letter of Credit or the rights or benefits thereunder or proceeds thereof, in whole or in part, which may prove to be invalid or ineffective for any reason; (iii) failure of the beneficiary of a Facility Letter of Credit to comply fully with conditions required in order to draw upon such Facility Letter of Credit; (iv) errors, omissions, interruptions or delays in transmission or delivery of any messages by mail, cable, telegraph, telex or otherwise; (v) errors in interpretation of technical terms; (vi) misapplication by the beneficiary of a Facility Letter of Credit of the proceeds of any drawing under such Facility Letter of Credit; (viii) any consequences arising from causes beyond the control of the Issuer, the Agent or the Lenders, except in each case caused solely by the gross negligence or willful misconduct of the Issuer, the Agent or the Lenders.
(c) In furtherance and extension and not in limitation of the specific provisions hereinabove set forth, any action taken or omitted by the Issuer, the Agent or any Lender under or in connection with the Facility Letters of Credit or any related certificates, if taken or omitted in good faith, shall not put the Issuer, the Agent or such Lender under any resulting liability to Astec or relieve Astec of any of its obligations hereunder to the Issuer, the Agent or any Lender. Existing Letters of Credit. The Trencor Letter of Credit, the KPI Letter of Credit and each letter of credit listed on Schedule
2.11.9 shall be deemed a Facility Letter of Credit under this Agreement and shall count against the Facility Letter of Credit Limit, and the Issuer shall be deemed for all purposes of this Agreement to have sold to each Lender, and each Lender shall be deemed, without further action by any party hereto, to have purchased from the Issuer, a participation interest equal to its Percentage of the face amount of the Trencor Letter of Credit, the KPI Letter of Credit and each letter of credit listed on Schedule 2.11.9 and the related Facility Letter of Credit Obligations. Except as provided in Section 2.11.6 above, the terms and conditions (including the provisions relating to reimbursements for drawings) of the Trencor LC Agreement shall govern the Trencor Letter of Credit.
Astec agrees that this Agreement shall be the "Credit Agreement" defined in the Trencor LC Agreement for all purposes from and after the Original Closing Date. Bank One hereby agrees that, during the term of this Agreement and any extensions or renewals hereof, the Trencor Letter of Credit will be extended or renewed upon request of Astec and Trencor, Inc.; provided, however, that Astec and Trencor, Inc. have satisfied and complied with the terms and conditions for extension and renewal contained herein and in the Trencor LC Agreement.


TAXES; YIELD PROTECTION
Taxes. (i) All payments by the Borrowers to or for the account of any Lender or the Agent hereunder or under any Note shall be made free and clear of and without deduction for any and all Taxes. If any Borrower shall be required by law to deduct any Taxes from or in respect of any sum payable hereunder to any Lender or the Agent, (a) the sum payable shall be increased as necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section 3.1) such Lender or the Agent (as the case may be) receives an amount equal to the sum it would have received had no such deductions been made, (b) such Borrower shall make such deductions, (c) such Borrower shall pay the full amount deducted to the relevant authority in accordance with applicable law and
(d) such Borrower shall furnish
to the Agent the original copy of a receipt evidencing payment thereof within thirty (30) days after such payment is made.
(ii) In addition, the Borrowers hereby agree to pay any present or future stamp or documentary taxes and any other excise or property taxes, charges or similar levies which arise from any payment made hereunder or under any Note or from the execution or delivery of, or otherwise with respect to, this Agreement or any Note ("Other Taxes").
(iii) The Borrowers hereby agree to indemnify the Agent and each Lender for the full amount of Taxes or Other Taxes (including, without limitation, any Taxes or Other Taxes imposed on amounts payable under this Section 3.1) paid by the Agent or such Lender and any liability (including penalties, interest and expenses) arising therefrom or with respect thereto. Payments due under this indemnification shall be made within thirty (30) days of the date the Agent or such Lender makes demand therefor pursuant to Section 3.6.
(iv) Each Lender that is not incorporated under the laws of the United States of America or a state thereof (each a "Non-
U.S. Lender") agrees that it will, not less than ten (10) Business Days after the date of this Agreement, (i) deliver to each of Astec and the Agent two (2) duly completed copies of United States Internal Revenue Service
Form 1001 or 4224, certifying in either case that such Lender is entitled to receive payments under this Agreement without deduction or withholding of any United States federal income taxes, and (ii) deliver to each of Astec and the Agent a United States Internal Revenue Form W-8 or W-9, as the case may be, and certify that it is entitled to an exemption from United States backup withholding tax. Each Non-U.S. Lender further undertakes to deliver to each of Astec and the Agent (x) renewals or additional copies of such form (or any successor form) on or before the date that such form expires or becomes obsolete, and (y) after the occurrence of any event requiring a change in the most recent forms so delivered by it, such additional forms or amendments thereto as may be reasonably requested by Astec or the Agent. All forms or amendments described in the preceding sentence shall certify that such Lender is entitled to receive payments under this Agreement without deduction or withholding of any United States federal income taxes, unless an event (including without limitation any change in treaty, law or regulation) has occurred prior to the date on which any such delivery would otherwise be required which renders all such forms inapplicable or which would prevent such Lender from duly completing and delivering any such form or amendment with respect to it and such Lender advises Astec and the Agent that it is not capable of receiving payments without any deduction or withholding of United States federal income tax.
(v) For any period during which a Non-U.S. Lender has failed to provide Astec with an appropriate form pursuant to clause (iv), above
(unless such failure is due to a change in treaty, law or regulation, or any change in the interpretation or administration thereof by any governmental authority, occurring subsequent to the date on which a form originally was required to be provided), such Non-U.S. Lender shall not be entitled to indemnification under this Section 3.5 with respect to Taxes imposed by the United States; provided that, should a Non-U.S.
Lender which is otherwise exempt from or subject to a reduced rate of withholding tax become subject to Taxes because of its failure to deliver a form required under clause (iv), above, the Borrowers shall take such steps as such Non-U.S. Lender shall reasonably request to assist such Non-U.S. Lender to recover such Taxes.
(vi) Any Lender that is entitled to an exemption from or reduction of withholding tax with respect to payments under this Agreement or any Note pursuant to the law of any relevant jurisdiction or any treaty shall deliver to the Borrowers (with a copy to the Agent), at the time or times prescribed by applicable law, such properly completed and executed documentation prescribed by applicable law as will permit such payments to be made without withholding or at a reduced rate.
(vii) If the U.S. Internal Revenue Service or any other governmental authority of the United States or any other country or any political subdivision thereof asserts a claim that the Agent did not properly withhold tax from amounts paid to or for the account of any Lender
(because the appropriate form was not delivered or properly completed, because such Lender failed to notify the Agent of a change in circumstances which rendered its exemption from withholding ineffective, or for any other reason), such Lender shall indemnify the Agent fully for all amounts paid, directly or indirectly, by the Agent as tax, withholding therefor, or otherwise, including penalties and interest, and including taxes imposed by any jurisdiction on amounts payable to the Agent under this subsection, together with all costs and expenses related thereto (including attorneys' fees and time charges of attorneys for the Agent, which attorneys may be employees of the Agent). The obligations of the Lenders under this Section 3.1(vii) shall survive the payment of the Obligations and termination of this Agreement.

Yield Protection. If, on or after the date of this Agreement, the adoption of any law or any governmental or quasi-governmental rule, regulation, policy, guideline or directive (whether or not having the force of law), or any change in the interpretation or administration thereof by any governmental or quasi-governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Lender or applicable Lending Installation with any request or directive (whether or not having the force of law) of any such authority, central bank or comparable agency:
(i) subjects any Lender or any applicable Lending
Installation to any Taxes, or changes the basis of taxation of payments (other than with respect to Excluded Taxes) to any Lender in respect of its Eurodollar Loans or Facility Letters of Credit (or participations therein), or
(ii) imposes or increases or deems applicable any reserve, assessment, insurance charge, special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by, any Lender or any applicable Lending Installation
(other than reserves and assessments taken into account in determining the interest rate applicable to Eurodollar Advances), or
(iii) imposes any other condition the result of which is to increase the cost to any Lender or any applicable Lending
Installation of making, funding or maintaining its Eurodollar Loans or Facility Letters of Credit (or participations therein) or reduces any amount receivable by any Lender or any applicable Lending Installation in connection with its Eurodollar Loans or in connection with Facility Letters of Credit (or participations therein), or requires any Lender or any applicable Lending Installation to make any payment calculated by reference to the amount of Eurodollar Loans held, Facility Letters of Credit issued or participated in, or interest received, by it, by an amount deemed material by such Lender, and the result of any of the foregoing is to increase the cost to such Lender or applicable Lending Installation of making or maintaining its Eurodollar Loans or Revolving Commitment or of issuing or participating in Facility Letters of Credit or to reduce the return received by such Lender or applicable Lending Installation in connection with such Eurodollar Loans, Revolving Commitment or Facility Letters of Credit, then, within fifteen (15) days of demand by such Lender, the Borrowers shall pay such Lender such additional amount or amounts as will compensate such Lender for such increased cost or reduction in amount received. Changes in Capital Adequacy Regulations. If a Lender determines the amount of capital required or expected to be maintained by such Lender, any Lending Installation of such Lender or any corporation controlling such Lender is increased as a result of a Change, then, within fifteen (15) days of demand by such Lender, the Borrowers shall pay such Lender the amount necessary to compensate for any shortfall in the rate of return on the portion of such increased capital which such Lender determines is attributable to this Agreement, its Loans, its Revolving Commitment or its Facility Letters of Credit (or participations therein) (after taking into account such Lender's policies as to capital adequacy). "Change" means (i) any change after the date of this Agreement in the Risk-Based Capital Guidelines or
(ii) any adoption of or change in any other law, governmental or quasi-governmental rule, regulation, policy, guideline, interpretation, or directive (whether or not having the force of law) after the date of this Agreement which affects the amount of capital required or expected to be maintained by any Lender or any Lending Installation or any corporation controlling any Lender.

"Risk-Based Capital Guidelines" means (i) the risk-based capital guidelines in effect in the United States on the date of this Agreement, including transition rules, and (ii) the corresponding capital regulations promulgated by regulatory authorities outside the United States implementing the July 1988 report of the Basle Committee on Banking Regulation and Supervisory Practices Entitled

"International Convergence of Capital Measurements and Capital Standards," including transition rules, and any amendments to such regulations adopted prior to the date of this Agreement.
Availability of Types of Advances. If any Lender determines that maintenance of its Eurodollar Loans at a suitable Lending
Installation would violate any applicable law, rule, regulation, or directive, whether or not having the force of law, the Agent shall suspend the availability of the affected Type of Advance and require any Eurodollar Advance of the affected Type to be repaid;
or if the Required Lenders determine that (a) deposits of a type and maturity appropriate to match fund Eurodollar Advances are not available, the Agent shall suspend the availability of the affected Type of Advance with respect to any Eurodollar Advances made after the date of such determination, or (b) the interest rate applicable to a Type of Advance does not accurately reflect the cost of making or maintaining such Type, then, if for any reason whatsoever the provisions of Section 3.2 are inapplicable, the Agent shall suspend the availability of the affected Type of Advance with respect to any Eurodollar Advance made after the date of any such determination. Funding Indemnification. If any payment of a Eurodollar
Advance occurs on a date which is not the last day of the applicable Interest Period, whether because of acceleration, prepayment or otherwise, or a Eurodollar Advance is not made on the date specified by a Borrower for any reason other than default by the Lenders, such Borrower will indemnify each Lender for any loss or cost incurred by it resulting therefrom, including, without limitation, any loss or cost in liquidating or employing deposits acquired to fund or maintain such Eurodollar Advance.
Lender Statements; Survival of Indemnity. To the extent reasonably possible, each Lender shall designate an alternate Lending Installation with respect to its Eurodollar Loans to reduce any liability of the Borrowers to such Lender under Sections 3.1, 3.2 and 3.3 or to avoid the unavailability of Eurodollar Advances under Section 3.4, so long as such designation is not, in the judgment of such Lender, disadvantageous to such Lender. Each Lender shall deliver a written statement of such Lender to Astec (with a copy to the Agent) as to the amount due, if any, under Section 3.1, 3.2, 3.3 or 3.5. Such written statement shall set forth in reasonable detail the calculations upon which such Lender determined such amount and shall be final, conclusive and binding on the Borrowers in the absence of manifest error. Determination of amounts payable under such Sections in connection with a Eurodollar Loan shall be calculated as though each Lender funded its Eurodollar Loan through the purchase of a deposit of the type and maturity corresponding to the deposit used as a reference in determining the Eurodollar Rate applicable to such Loan, whether in fact that is the case or not. Unless otherwise provided herein, the amount specified in the written statement of any Lender shall be payable on demand after receipt by Astec of such written statement. The obligations of the Borrowers under Sections 3.1, 3.2, 3.3 and
3.5 shall survive payment of the Obligations and termination of this Agreement.


CONDITIONS PRECEDENT
Initial Credit Extension. The Lenders shall not be required to make the initial Credit Extension hereunder and this Agreement shall not become effective unless the Borrowers have furnished to the Agent with sufficient copies for the Lenders the following items (and the date upon which all such items shall have been so furnished is referred to as the "Closing Date":
(a) Copies of the articles of incorporation together with all amendments thereto, and a certificate of good standing of each of the Borrowers, all certified by the appropriate governmental officer in each Borrower's jurisdiction of incorporation.
(b) Copies certified by the Secretary or Assistant
Secretary of each Borrower, of their respective by-laws and of their respective Board of Directors' resolutions (and resolutions of other bodies, if any are deemed necessary by counsel for the Agent) authorizing the execution, delivery and performance of the Loan Documents to which such Borrower is a party.
(c) Copies of the articles or certificate of incorporation and by-laws, together with all amendments thereto, of Breaker Technology, Inc., Breaker Technology Ltd., American Augers, Inc. and Superior Industries of Morris, Inc., certified by their respective Secretaries or Assistant Secretaries.
(d) An incumbency certificate, executed by the Secretary or Assistant Secretary of each Borrower, which shall identify by name and title and bear the signature of the officers of each Borrower authorized to sign the Loan Documents to which such Borrower is a party and to make borrowings hereunder, upon which certificate the Agent and the Lenders shall be entitled to rely until informed of any change in writing by Astec.
(e) A certificate, signed by the Chief Financial
Officer of Astec, stating that on the initial Borrowing Date, the representations and warranties contained in this Agreement are true and correct and that no Default or Unmatured Default has occurred and is continuing.
(f) A written opinion of counsel for the Borrowers, in substantially the form of Exhibit C-1 hereto and of special
Canadian counsel to Astec, in substantially the form of Exhibit C-2 hereto, in each case addressed to the Agent and the Lenders.
(g) Notes payable to the order of each Lender duly executed by the applicable Borrower and a Swing Line Note payable to the order of the Swing Line Lender duly executed by Astec.
(h) The Pledge Agreement duly executed by Astec, together with certificates representing the capital stock pledged pursuant thereto and customary duly executed blank stock powers with respect thereto.
(i) A UCC-1 financing statement suitable for filing with the Secretary of State of Tennessee showing Astec as debtor and the Agent as secured party covering the Collateral (which the Agent shall only file in accordance with Section 4.1.5 of the Pledge Agreement).
(j) Evidence that concurrently with the making of the initial Advance, Astec shall have repaid the Bank One
Term Loans, together with all accrued and unpaid thereon and all other amounts required to be paid pursuant to the Bank One Letter
Agreements in connection with the repayment of the Bank One Term Loans.
(k) Evidence that Astec shall have paid all fees, costs and expenses required to be paid by it pursuant to
Section 9.7 hereof and for which an invoice has been submitted to it.
(l) Such other documents as the Lenders or their counsel may have reasonably requested.
On the Closing Date, the Borrowers shall repay all Tranche A Revolving Loans and Tranche B Revolving Loans outstanding under the Existing Credit Agreement, together with accrued and unpaid interest thereon and all amounts required to be paid pursuant to Section 3.5 of the Existing Credit
Agreement in connection with the repayment of such Loans on the Closing Date.Each Credit Extension. The Lenders shall not be required to make any Credit Extension and the Issuer shall not be required to issue any Facility Letter of Credit, and the Swing Line Lender shall not be required to required to make any Swing Line Loan, unless on the applicable Credit Extension Date:
(a) There exists no Default or Unmatured Default.
(b) The representations and warranties contained in
Article V of this Agreement and in Section 3 of the Pledge Agreement are true and correct as of such Credit Extension Date except to the extent any such representation or warranty is stated to relate solely to an earlier date, in which case such representation or warranty shall be true and correct on and as of such earlier date.
(c) All legal matters incident to the making of such Credit Extension shall be satisfactory to the Lenders and their counsel.Each Borrowing Notice or LC Issuance Request or Notice of
Swing Line Loan with respect to each such Credit Extension shall constitute a representation and warranty by the Borrowers that the conditions contained in Sections 4.2(a) and (b) have been satisfied. The Agent may require a duly completed Compliance Certificate as a condition to making a Credit Extension.


REPRESENTATIONS AND WARRANTIES OF THE BORROWERS
The Borrowers jointly and severally represent and warrant to the Lenders that: Corporate Existence and Standing. Each Credit Party is a corporation duly incorporated, validly existing and in good standing under the laws of its jurisdiction of incorporation and has all requisite authority, including all licenses, registrations, permits, franchises, patents, copyrights, trademarks, tradenames, consents and approvals, to own its property and assets and consummate the transactions contemplated hereby and to conduct its business, and is qualified to do business and is in good standing or otherwise authorized to conduct business in each jurisdiction in which its business is conducted and where such qualification is necessary.
Authorization and Validity. Each Borrower has the corporate power and authority and legal right to execute and deliver the Loan Documents to which it is a party and to perform its obligations thereunder. The execution and delivery by each Borrower of the Loan Documents to which it is a party and the performance of its obligations hereunder and thereunder have been duly authorized by proper corporate proceedings, and the Loan Documents to which it is a party constitute legal, valid and binding obligations of each Borrower, enforceable against such Borrower in accordance with their respective terms, except as enforceability may be limited by bankruptcy, insolvency or similar laws affecting the enforcement of creditors' rights generally. No Conflict; Government Consent. Neither the execution and delivery by either Borrower of the Loan Documents to which it is a party, nor the consummation of the transactions therein contemplated, nor compliance with the provisions thereof will violate any law, rule, regulation, order, writ, judgment, injunction, decree or award binding on any Credit Party or any Credit Party's articles of incorporation or by-laws or the provisions of any indenture, instrument or agreement to which any Credit Party is a party or is subject, or by which it, or its Property, is bound, or conflict with or constitute a default thereunder, or result in, or require, the creation or imposition of any Lien in, of or on the Property of any Credit Party pursuant to the terms of any such indenture, instrument or agreement. No order, consent, adjudication, approval, license, authorization, or validation of, or filing, recording or registration with, or exemption by, or other action in respect of any governmental or public body or authority, or any subdivision thereof, is required to authorize, or is required in connection with the execution, delivery and performance of, or the legality, validity, binding effect or enforceability of, any of the Loan Documents.
Financial Statements. The December 31, 1999 consolidated financial statements of the Credit Parties heretofore delivered to the Agent and the Lenders were prepared in accordance with Agreement Accounting Principles in effect on the date such statements were prepared and fairly present the consolidated financial condition and operations of the Credit Parties at such date and the consolidated results of their operations for the period then ended. All financial projections will be prepared by the Borrowers in good faith, based upon information and assumptions reasonably believed to be sound and accurate and represent reasonable forecasts of the Credit Parties' future operations and financial performance.
Material Adverse Change. Since December 31, 1999, there has been no change in the business, Property, prospects, condition
(financial or otherwise) or results of operations of the Credit Parties, which could have a Material Adverse Effect.
Taxes. Each Credit Party has filed all United States federal tax returns and all other tax returns which are required to be filed and have paid all taxes due pursuant to said returns or pursuant to any assessment received by any Credit Party, except such taxes, if any, as are being contested in good faith and as to which adequate reserves have been provided in accordance with Agreement Accounting Principles and as to which no Lien exists. No tax liens have been filed and no claims are being asserted with respect to any such taxes. The charges, accruals and reserves on the books of each Credit Party in respect of any taxes or other governmental charges are adequate.
Litigation and Contingent Obligations.  Except as listed on
Schedule 5.7 hereto, there is no litigation, arbitration, governmental investigation, proceeding or inquiry pending or, to the best knowledge of any of their officers, threatened against or affecting any Credit Party which could have a Material Adverse Effect or which seeks to prevent, enjoin or delay the making of any Credit Extension. Other than any liability incident to such litigation, arbitration or proceedings, no Credit Party has any material contingent obligations not provided for or disclosed in the financial statements referred to in Section 5.4.
Subsidiaries and Affiliates. Schedule 5.8 hereto contains an accurate and complete list of all presently existing Subsidiaries of Astec setting forth their respective jurisdictions of incorporation or organization and the percentage of their respective capital stock or other ownership interests owned by Astec or other Subsidiaries. All of the issued and outstanding shares of capital stock of such Subsidiaries are free from Liens and have been duly authorized and issued and are fully paid and non-assessable. All of such Subsidiaries (including AFS) are Wholly-Owned Subsidiaries. AFS has no Subsidiaries. ERISA. The Unfunded Liabilities of all Single Employer
Plans do not in the aggregate exceed $5,000,000. No Credit Party nor any other member of the Controlled Group has incurred, or is reasonably expected to incur, any withdrawal liability to Multiemployer Plans in excess of $1,000,000 in the aggregate. Each Plan complies in all material respects with all applicable requirements of law and regulations, no Reportable Event has occurred with respect to any Plan, no Credit Party nor any other members of the Controlled Group has withdrawn from any Plan or initiated steps to do so, and no steps have been taken to reorganize or terminate any Plan. Each foreign employee benefit plan sponsored or maintained by any Credit Party or any other member of the Controlled Group, or with respect to which any Credit Party or any other member of the Controlled Group has any material liability (a "Foreign Plan"), is in compliance in all material respects with all applicable laws. No Credit Party or any other member of the Controlled Group has incurred or expects to incur any liability with respect to a Foreign Plan which could have a Material Adverse Effect.
Accuracy of Information. All factual information heretofore or contemporaneously furnished by or on behalf of any Credit Party to the Agent or the Lenders for purposes of or in connection with this Agreement or any transaction contemplated hereby is, and all other such factual information hereafter furnished by or on behalf of any Credit Party to the Agent or the Lenders will be, true and accurate (taken as a whole) on the date as of which such information is dated or certified and not incomplete by omitting to state any material fact necessary to make such information (taken as a whole) not misleading at such time.

Regulation U. No Credit Party is engaged principally, or as one of its important activities, in the business of purchasing or carrying margin stock (as defined in Regulation U) ("Margin Stock"). Neither the
Loans nor any of the proceeds thereof, are for the purpose, whether immediate, incidental or ultimate of (a) buying or carrying Margin Stock, or (b) extending credit to others for the purpose of buying or carrying Margin Stock, or (c) refunding indebtedness originally incurred for such purpose, or for any purpose which entails a violation of, or which is inconsistent with, the provisions of Regulations of the Board of Governors of the Federal Reserve System, including Regulation U.

Both before and after giving effect to any stock repurchases permitted by
Section 6.10, Margin Stock constitutes less than twenty-five percent (25%) of the value of those assets of all Credit Parties which are subject to any limitation on sale, pledge or other restriction hereunder.
Material Agreements. No Credit Party is a party to any agreement or instrument or subject to any charter or other corporate restriction which could have a Material Adverse Effect. No Credit Party is in default in the performance, observance or fulfillment of any of the obligations, covenants or conditions contained in (i) any agreement to which it is a party, which default could have a Material Adverse Effect or (ii) any agreement or instrument evidencing or governing Indebtedness, including, without limitation, Contingent Obligations.
Compliance With Laws. Each Credit Party has complied with all applicable statutes, rules, regulations, orders and restrictions of any domestic or foreign government or any instrumentality or agency thereof, having jurisdiction over the conduct of their respective businesses or the ownership of their respective Properties, including, without limitation, Environmental Laws and ERISA. No Credit Party has received any notice to the effect that its operations are not in material compliance with any of the requirements of applicable foreign, federal, state and local environmental, health and safety statutes and regulations or the subject of any federal or state investigation evaluating whether any remedial action is needed to respond to a Release of any Hazardous Materials into the environment, which non-compliance or remedial action could have a Material Adverse Effect. Environmental Warranties. Except as set forth on Schedule 5.14 hereto:
(a) all facilities and property (including underlying groundwater) owned or leased by any Credit Party has been, and continues to be, owned or leased by such entity in material compliance with all Environmental Laws;
(b) there has been no past, and there are no pending or threatened (1) claims, complaints, notices or requests for information received by any Credit Party with respect to any alleged violation of any Environmental Law, or (ii) complaints, notices or inquiries to any Credit Party regarding potential liability under any Environmental Law which, in either case, have caused or could reasonably be expected to cause liabilities in excess of $1,000,000;
(c) there have been no Releases of Hazardous
Materials at, on or under any property now or previously owned or leased by any Credit Party that, singly or in the aggregate, have, or may reasonably be expected to have, a Material Adverse Effect;
(d) each Credit Party has been issued and is in compliance with all permits, certificates, approvals, licenses and other authorizations relating to environmental matters and necessary or desirable for their businesses;
(e) no property now or previously owned or leased by any Credit Party is listed or proposed for listing (with respect to owned property only) on the National Priorities List pursuant to CERCLA, on the CERCLIS or on any similar state list of sites requiring investigation or clean-up;
(f) there are no underground storage tanks, active or abandoned, including petroleum storage tanks, at, on or under any property now or previously owned or leased by any Credit
Party that, singly or in the aggregate, have, or may reasonably be expected to have, a Material Adverse Effect;
(g) no Credit Party has directly transported or directly arranged for the transportation of any Hazardous
Material to any location which is listed or proposed for listing on the National Priorities List pursuant to CERCLA, on CERCLIS or on any similar state list or which is the subject of federal, state or local enforcement actions or other investigations which may lead to material claims against any Credit Party for any remedial work, damage to natural resources or personal injury, including, but not limited to, claims under CERCLA;
(h) there are no polychlorinated biphenyls or friable asbestos present at any property now or previously owned or leased by any Credit Party that, singly or in the aggregate, have, or may reasonably be expected to have, a Material Adverse Effect; and
(i) in the ordinary course of its business, the officers of Astec consider the effect of Environmental Laws on the business of Astec and its Subsidiaries, in the course of which they identify and evaluate potential risks and liabilities accruing to the Credit Parties due to Environmental Laws. On the basis of this consideration, Astec has concluded that Environmental Laws cannot reasonably be expected to have a Material Adverse Effect.
Ownership of Properties.  Except as set forth on Schedule
5.15 hereto, on the date of this Agreement, each Credit Party will have good title, free of all Liens other than those permitted by Section 6.18, to all of the Property and assets reflected in the most recent consolidated financial statements provided to the Agent as owned by them.
Investment Company Act. No Credit Party is an "investment company" or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended. Public Utility Holding Company Act. No Credit Party is a
"holding company" or a "subsidiary company" of a "holding company", or an "affiliate" of a "holding company" or of a "subsidiary company" of a "holding company", within the meaning of the Public Utility Holding Company
Act of 1935, as amended.

Plan Assets; Prohibited Transactions.  Neither Borrower is an entity
deemed to hold "plan assets" within the meaning of 29 C.F.R.   2510.3-101 of
an employee benefit plan (as defined in Section 3(3) of ERISA) which is subject to Title I of ERISA or any plan (within the meaning of Section 4975 of the Code), and neither the execution of this Agreement nor any Credit Extension gives rise to a prohibited transaction within the meaning of Section 406 of ERISA or Section 4975 of the Code.Intellectual Property. Each Credit Party owns or possesses all of the patents, trademarks, service marks, trade names, copyrights and licenses necessary for the present and planned future conduct of its respective business except as set forth on Schedule 5.19.
Solvency.  (a)  No Credit Party (other than Astec Export Company,
Inc., a Barbados corporation, and Astec Investments, Inc., a Tennessee corporation) is insolvent and the consummation of the transactions contemplated herein will not render any Credit Party insolvent. Immediately after the consummation of the transactions to occur on the date hereof and immediately following the making of each Credit Extension, if any, made on the date hereof and after giving effect to the application of the proceeds of such Credit Extensions, (i) the fair value of the assets of the Credit Parties on a consolidated basis, at a fair valuation, will exceed the debts and liabilities, whether or not subordinated, absolute, fixed or contingent, material or immaterial, liquidated or unliquidated or otherwise (taking into account, with respect to all contingent liabilities, the likelihood of such liabilities becoming actual), of the Credit Parties on a consolidated basis; (ii) the present fair saleable value of the property of the Credit Parties on a consolidated basis will be greater than the amount that will be required to pay the probable liability of the Credit Parties on a consolidated basis on their debts and other liabilities, whether or not subordinated, absolute, fixed or contingent, material or immaterial, liquidated or unliquidated or otherwise (taking into account, with respect to all contingent liabilities, the likelihood of such liabilities becoming actual), as such debts and other liabilities become absolute and matured; (iii) the Credit Parties on a consolidated basis will be able to pay their debts and liabilities, whether or not subordinated, absolute, fixed or contingent, material or immaterial, liquidated or unliquidated or otherwise (taking into account, with respect to all contingent liabilities, the likelihood of such liabilities becoming actual), as such debts and liabilities become absolute and matured; and (iv) the Credit Parties on a consolidated basis will not have unreasonably small capital with which to conduct the businesses in which they are engaged as such businesses are now conducted and are proposed to be conducted after the date hereof.
(b) The Borrowers do not intend to, or to permit any Credit
Party to, and the Borrowers do not believe that they or any Credit Party will, incur debts beyond its ability to pay such debts as they mature, taking into account the timing of and amounts of cash to be received by it or any such Credit Party and the timing of the amounts of cash to be payable on or in respect of its Indebtedness or the Indebtedness of any such Credit Party.

Licenses. Each Credit Party possesses adequate assets, licenses, permits, authorizations, patents, patent applications, copyrights, trademarks, trademark applications and tradenames to continue to conduct its business as heretofore conducted. No event has occurred which permits, or after notice or lapse of time or both would permit, the revocation or termination of any of the foregoing which taken in isolation or when considered with all other such revocations or terminations could have a Material Adverse
Effect. The Borrowers have no notice or knowledge of any fact or any past, present or threatened occurrence that could preclude or impair any Credit Party's ability to retain or obtain any authorization necessary for the operation of their respective businesses.
Pledge Agreement. The provisions of the Pledge Agreement are effective to create, in favor of the Agent, for the benefit of itself and the Lenders, a legal, valid and enforceable security interest in the Collateral.


COVENANTS
During the term of this Agreement, unless the Required Lenders shall otherwise consent in writing, the Borrowers hereby jointly and severally make the following agreements for themselves and on behalf of each Credit Party.

Financial Reporting.  The Borrowers will and will cause each Credit
Party to maintain a system of accounting established and administered in accordance with Agreement Accounting Principles, and furnish to the Lenders:
(a) Within one hundred twenty (120) days after the close of each of its fiscal years, an unqualified (except for qualifications relating to changes in accounting principles or practices reflecting changes in generally accepted principles of accounting and required or approved by Astec's independent certified public accountants) audit report certified by independent certified public accountants, acceptable to the Lenders, prepared in accordance with Agreement Accounting Principles as in effect at such time on a consolidated and consolidating basis (consolidating statements need not be certified by such accountants) for itself and the Credit Parties including without limitation balance sheets as of the end of such period, related profit and loss and reconciliation of surplus statements, and a statement of cash flows, accompanied by (a) any management letter prepared by said accountants, (b) a certificate of said accountants that, in the course of their examination necessary for their certification of the foregoing, they have obtained no knowledge of any Default or Unmatured
Default, or if, in the opinion of such accountants, any Default or Unmatured Default shall exist, stating the nature and status thereof and (c) a letter from said accountants addressed to the Lenders acknowledging that such Lenders are extending credit in primary reliance on such financial statements and authorizing such reliance.
(b) Within forty-five (45) days after the close of each of the first three quarterly periods of each of its fiscal years, for Astec, consolidated and consolidating unaudited balance sheets as at the close of each such period and consolidated and consolidating profit and loss and a statement of cash flows for such quarter and for the period from the beginning of such fiscal year to the end of such quarter, all certified by Astec's Chief Financial Officer.
(c) As soon as available, but in any event within sixty (60) days after the beginning of each fiscal year of Astec, a copy of the plan and forecast (including, without limitation, a projected consolidated and consolidating balance sheet, income statement and funds flow statement) of the Credit Parties for such fiscal year, certified by Astec's Chief Financial Officer.
(d) Together with the financial statements required hereunder, a Compliance Certificate.
(e) Within two hundred seventy (270) days after the close of each Plan year, a statement of the Unfunded Liabilities of each Single Employer Plan.
(f) As soon as possible and in any event within five
(5) days after any Borrower knows that any Reportable Event has occurred with respect to any Plan, a statement, signed by Astec's Chief Financial Officer, describing said Reportable Event and the action which Astec proposes to take with respect thereto.
(g) Without limitation to Section 6.26, as soon as possible and in any event within ten (10) days after receipt by any Credit Party, a copy of (a) any notice or claim to the effect that any Credit Party is or may be liable to any Person as a result of the Release by any Credit Party, or any other Person of any Hazardous Materials into the environment, and (b) any notice alleging any violation of any Environmental Law by any Credit Party which, in either case, could reasonably be expected to have a Material Adverse Effect.
(h) Promptly upon the furnishing thereof to the shareholders of Astec, copies of all financial statements, reports and proxy statements so furnished.
(i) Promptly upon the filing thereof, copies of all registration statements and annual, quarterly, monthly or other regular reports which Astec files with the Securities and Exchange Commission or with the Federal Trade Commission.
(j) Within 30 days after the end of each calendar month, a Borrowing Base Certificate .
(k) Such other information (including, without limitation, non-financial information) as the Agent or any Lender may from time to time reasonably request.
Use of Proceeds. Astec will use the proceeds of Loans made under the Tranche A Commitment (i) in the case of the initial Advance, to repay the Bank One Term Loans and Tranche A Revolving Loans outstanding under the
Existing Credit Agreement, (ii) for Acquisitions permitted by Section 6.16, and
(iii) for working capital purposes. AFS will use the proceeds of Loans under the Tranche B Commitment (a) in the case of the initial
Advance, to repay Tranche B Revolving Loans outstanding under the Existing Credit Agreement, and (b) to finance Qualifying Financing Leases, Qualifying Operating
Leases and Qualifying Chattel Paper. The Borrowers will not, nor will they permit any Subsidiary to, use any of the proceeds of the Loans to purchase or carry any Margin Stock.
Notice of Default.  The Borrowers will, and will cause each Credit
Party to, give prompt notice in writing to the Agent and the Lenders of the occurrence of any Default or Unmatured Default and of any other development, financial or otherwise, which could reasonably be expected to have a Material Adverse Effect.
Conduct of Business.  The Borrowers will, and will cause each Credit
Party to, (i) carry on and conduct its business in substantially the same manner and in substantially the same fields of enterprise as it is presently conducted, (ii) do all things necessary to remain duly incorporated, validly existing and in good standing as a domestic corporation in its jurisdiction of incorporation and maintain all requisite authority to conduct its business in each jurisdiction in which its business is conducted, and (iii) do or cause to be done all things necessary to preserve, renew and keep in full force and effect the rights, licenses, registrations, authorization, permits, franchises, patents, copyrights, trademarks and tradenames material to the conduct of its business.
Taxes. The Borrowers will, and will cause each Credit Party to, pay when due all taxes, assessments and governmental chargesn and levies upon it or its income profits or Property, and pay all charges for labor and materials which if unpaid might give rise to liens on such Property, except those which are being contested in good faith by appropriate proceedings and with respect to which adequate reserves have been set aside in accordance with Agreement Accounting Principles.
Insurance. The Borrowers will, and will cause each Credit Party to, maintain with financially sound and reputable insurance companies insurance on all their Property in such amounts and covering such risks as is consistent with sound business practice, including, without limitation, casualty, liability and worker's compensation insurance, and each Borrower will furnish to any Lender upon request full information as to the insurance carried by it and each Credit Party. All such insurance policies shall contain provisions providing that the insurance shall not be cancelable except on thirty (30) days' prior notice to the Lenders.
Compliance with Laws. The Borrowers will, and will cause each Credit Party to, comply with all laws, rules, regulations, orders, writs, judgments, injunctions, decrees or awards to which it may be subject, including, without limitation, Environmental Laws, ERISA and laws and regulations governing Foreign Plans.
Maintenance of Properties. The Borrowers will, and will cause each Credit Party to, do all things necessary to maintain, preserve, protect and keep its Property in good repair, working order and condition, and make all necessary and proper repairs, renewals and replacements so that its business carried on in connection therewith may be properly conducted at all times.
Inspection.  The Borrowers will, and will cause each Credit
Party to, permit the Lenders, by their respective representatives and agents, to inspect any of the Property, corporate books and financial records of each Credit Party, to examine and make copies of their respective books of accounts and other financial records, and to discuss the affairs, finances and accounts of each Credit Party with, and to be advised as to the same by, their respective officers at such reasonable times and intervals as the Lenders may designate.
Dividends.  The Borrowers will not, nor will they permit any Credit
Party to, declare or pay, directly or indirectly, any dividends or make any other distributions, whether in cash or property, or a combination thereof, on its capital stock or other equity interests (other than dividends payable in its own capital stock) or redeem, repurchase or otherwise acquire or retire any of its capital stock or other equity interests at any time outstanding, except that (a) any Subsidiary of Astec may declare and pay dividends to Astec or to a Wholly-Owned Subsidiary of Astec, and (b) Astec may repurchase in accordance with applicable law and Regulation U up to 1,500,000 shares of its common stock if after giving effect to such repurchase, the Borrowers are in compliance with all of the terms hereof, including, without limitation,
Section 6.22.1 on a pro forma
basis and Section 5.11.
Indebtedness. The Borrowers will not, nor will they permit any Credit Party to, create, incur or suffer to exist any Indebtedness, except:
(a) The Credit Extensions.
(b) Indebtedness described in Schedule 6.11 hereto.
(c) Indebtedness of any Subsidiary to Astec or to any Wholly-Owned Subsidiary of Astec.
(d) Indebtedness incurred in the ordinary course of business with respect to customer deposits, trade payables and all other unsecured current liabilities not the result of borrowing and not evidenced by any note or any other similar instrument.
(e) Indebtedness assumed in connection with Acquisitions permitted by Section 6.16(i); provided, however, that any such Indebtedness assumed in connection therewith does not exceed in the aggregate $10,000,000 at any time.
(f) Indebtedness in respect of Rate Hedging
Obligations incurred on an unsecured basis on terms and in amounts satisfactory to the Agent.
(g) Indebtedness in connection with industrial revenue bond financings where the Letter of Credit thereunder is issued pursuant to Section 2.11.
(h) Contingent Obligations permitted by Section 6.17.
(i) Other unsecured Indebtedness of the Borrowers not to exceed $10,000,000 in the aggregate at any time outstanding.

Merger. The Borrowers will not, nor will they permit any Credit Party to, merge or consolidate with or into any other Person, except that a Subsidiary of Astec (other than AFS) may merge with and into Astec or a Wholly-Owned Subsidiary of Astec.
Sale of Assets.  The Borrowers will not, nor will they permit any Credit
Party to, lease, sell or otherwise dispose of its Property to any other Person except for (a) sales of inventory in the ordinary course of business, (b) leases, sales or other dispositions of its Property that, together with all other Property of the Credit Parties previously leased, sold or disposed of (other than inventory in the ordinary course of business) as permitted by this Section during the twelve-month period ending with the month in which any such lease, sale or other disposition occurs, do not constitute a Substantial Portion of the Property of the Credit Parties and do not materially adversely affect the business or operations of the Credit Parties, (c) Permitted Recourse Lease Sales, and (d) other sales by AFS of financing and operating leases (including Qualifying Operating Leases and Qualifying Financing Leases) and other chattel paper (including Qualifying Chattel Paper) on a non-recourse basis provided that the Tranche B Revolving Loans at no time exceed the Tranche B Borrowing Base. Each of the Subsidiaries of Astec shall at all times be a Wholly-Owned
Subsidiary of Astec. Sale of Accounts. Except for Permitted Recourse Lease Sales, the Borrowers will not, nor will they permit any Credit Party to, sell or otherwise dispose of any leases or notes or accounts receivable, with recourse.Sale and Leaseback. The Borrowers will not, nor will they permit any Credit Party to, sell or transfer any of its Property in order to concurrently or subsequently lease as lessee such or similar Property. Investments and Acquisitions. The Borrowers will not, nor will they permit any Credit Party to, make or suffer to exist any Investments (including, without limitation, loans and advances to, and other Investments in, its Subsidiaries), or commitments therefor, or to create any Subsidiary or to become or remain a partner in any partnership or joint venture, or to make any Acquisition of any Person, except:
(a) Short-term obligations of, or fully guaranteed by, the United States of America.
(b) Commercial paper rated A-1 or better by Standard and Poor's Rating Group, a division of McGraw-Hill
Corporation
or P-1 or better by Moody's Investors Service, Inc.
(c) Demand deposit accounts maintained in the ordinary course of business.
(d) Certificates of deposit issued by and time deposits with commercial banks (whether domestic or foreign) having capital and surplus in excess of $100,000,000.
(e) Existing Investments in Subsidiaries and other
Investments in existence on the date hereof and described in Schedule
5.8 hereto.
(f) Additional Investment or capital contributions in AFS, subsequent to the Closing Date not to exceed
$5,000,000 in the aggregate.
(g) Additional Investment in domestic Wholly-Owned
Subsidiaries of Astec, other than AFS.
(h) Such other Investments, subject to the reasonable approval of the Required Lenders.
(i) Permitted Acquisitions by Astec; provided, however, that (i) the aggregate purchase price (including any portion thereof that is deferred) of such Acquisitions, including consideration in the form of cash, cash equivalents and common stock and assumed Indebtedness and Indebtedness paid at the time of the consummation thereof, does not exceed $60,000,000 during any one fiscal year, (ii) the aggregate purchase price (including any portion thereof that is deferred) of such Acquisitions, including consideration in the form of cash and cash equivalents only and assumed Indebtedness and Indebtedness paid at the time of the consummation thereof, does not exceed $25,000,000 during any one fiscal year, (iii) no Unmatured Default or Default has occurred and is continuing or will result therefrom and Astec submits a certificate to the Agent at the time of the consummation of each such Acquisition to such effect and certifying that the Credit
Parties are and will be in compliance on a pro forma basis with the financial and other covenants hereunder after giving effect to such Acquisition, (iv) 100% of the outstanding capital stock or other equity interests in each Subsidiary acquired or formed in connection with each such Acquisition shall be and, except as permitted by Section 6.13, shall remain directly owned by Astec, and (v) the Agent shall have, pursuant to the Pledge Agreement, a perfected first priority security interest in 100% of the capital stock or other equity interests in each Domestic Subsidiary acquired or formed in connection with each such Acquisition and 65% (or such greater percentage in which a security interest may be granted without resulting in adverse tax consequences to Astec under the Code as in effect from time to time) of each Foreign Subsidiary acquired or formed in connection with each such Acquisition, and Astec shall deliver to the Agent a supplement to Schedule A to the Pledge Agreement describing such capital stock or other equity interests, the certificates, if any, representing such capital stock or other equity interests, customary duly executed blank stock powers with respect thereto and such other documentation as the Agent shall request to effect the perfection of such security interest, together with such evidence of requisite corporate action and opinions of counsel as the Agent may reasonably request..

Contingent Obligations.  Except as permitted pursuant to Section
6.11(d), the Borrowers will not, nor will they permit any Credit Party to, make or suffer to exist any Contingent Obligation (including, without limitation, any Contingent Obligation with respect to the obligations of a Subsidiary), except
(a) by endorsement of instruments for deposit or collection in the ordinary course of business, (b) the guaranty by Astec of the Obligations of AFS pursuant to Article XVI, (c) the guaranty by Astec of certain liabilities of Pavement Technology, Inc. in an amount not to exceed $1,250,000 at any time, and (d) Contingent Obligations relating to Permitted Recourse Lease Sales.
Liens. The Borrowers will not, nor will they permit any Credit Party to, create, incur, assume or suffer to exist any Lien in, of or on its Property (now owned or hereafter acquired) or income of any Credit Party, except:
(a) Liens for taxes, assessments or governmental charges or levies on its Property in the ordinary course of business if the same shall not at the time be delinquent or thereafter can be paid without penalty, or are being contested in good faith and by appropriate proceedings and for which adequate reserves in accordance with Agreement Accounting Principles shall have been set aside on its books.
(b) Liens imposed by law, such as carriers', warehousemen's and mechanics' liens and other similar liens arising in the ordinary course of business which secure payment of obligations not more than sixty (60) days past due or which are being contested in good faith by appropriate proceedings and for which adequate reserves shall have been set aside on its books.
(c) Liens arising out of pledges or deposits under worker's compensation laws, unemployment insurance, old age pensions, or other social security or retirement benefits, or similar legislation.
(d) Utility easements, building restrictions and such other encumbrances or charges against real property as are of a nature generally existing with respect to properties of a similar character and which do not in any material way affect the marketability of the same or interfere with the use thereof in the business of any Credit Party.
(e) Liens existing on the date hereof and described in Schedule 5.15 hereto.
(f) Liens securing Indebtedness permitted under
Section 6.11(e); provided, however, that such Liens encumber only assets purchased in connection with any such Acquisition and not any other Property of any Credit Party.
(g) Liens granted by Kolberg-Pioneer, Inc. in its assets in favor of Astec Holdings, Inc. or another Credit
Party securing intercompany loans made to Kolberg-Pioneer, Inc. in connection with the Portec Acquisition.
(h) Liens granted by Breaker Technology, Inc. and
Breaker Technology, Ltd., in their respective assets in favor of Astec Holdings, Inc. or another Credit Party securing intercompany loans made to Breaker Technology, Inc. and Breaker Technology, Ltd. in connection with the acquisition of certain assets from Teledyne Industries Canada Limited and Teledyne CM Products, Inc.
(i)  Liens arising out of (i) Permitted Recourse Lease
Sales or (ii) permitted sales by AFS of financing or operating leases (including Qualifying Operating Leases and Qualifying Financing Leases) or other chattel paper (including Qualifying Chattel Paper) on a non-recourse basis; provided, however, that such Liens pertain only to assets purchased in connection with such sales.
Transactions with Affiliates. The Borrowers will not, nor will they permit any Credit Party to, enter into any transaction
(including, without limitation, the purchase or sale of any Property or service) with, or make any payment or transfer to, any Affiliate except in the ordinary course of business and pursuant to the reasonable requirements of such Credit Party's and such Affiliate's business and upon fair and reasonable terms no less favorable to such Credit Party or such Affiliate than such Credit Party or such Affiliate would obtain in a comparable arms-length transaction.
Letters of Credit. The Borrowers will not, nor will they permit any Credit Party to, apply for or become liable upon any Letter of Credit other than the Facility Letters of Credit and the Subsidiary Letters of Credit.Amendments to Certain Agreements. The Borrowers will not, nor will they permit any Credit Party to, amend or waive any substantive term or provision of its certificate or articles of incorporation of by-laws, without in each case, the prior written consent of the Required
Lenders.

Financial Covenants.
Leverage Ratio. At all times after the date hereof, the Borrowers will cause to be maintained a Leverage Ratio of not more than the following during each of the following periods, measured as of the end of each fiscal quarter during each such period.


 Period                                              Leverage Ratio
 Prior to and including June 30, 2000                3.5:1.0

 July 1, 2000 and thereafter                         3.0:1.0

Consolidated Tangible Net Worth. The Borrowers will at all times cause to be maintained a minimum Consolidated
Tangible Net Worth of
not less than $82,000,000, plus fifty percent (50%) of the Cumulative Consolidated Net Income after December 31, 1996, plus the cash proceeds from the issuance and sale of any common stock, preferred stock, warrant or other equity securities of the Credit Parties, net of any brokerage commissions and any other reasonable costs or expenses directly attributable to such issuance. Rentals. The Borrowers will not, nor will they permit any Credit Party to, create, incur or suffer to exist obligations for Rentals in excess of $6,000,000 during any one fiscal year on a non-cumulative basis in the aggregate for the Credit Parties.
Interest Coverage Ratio. The Borrowers will cause to be maintained, as at the last day of each fiscal quarter, a ratio of (a) Consolidated Net Income, minus extraordinary gains or plus extraordinary losses, plus income tax expense, plus interest expense to (b) interest expense of the Credit Parties on a consolidated basis, for the four most recently ended fiscal quarters of not less than 2.50 to 1.0.
AFS Leases. AFS shall not retain financing and operating leases (including Qualifying Financing Leases and
Qualifying Operating Leases) with respect to which the aggregate residual value of the equipment leased at the end of the term of such leases exceeds in the aggregate $20,000,000 at any time.
Fixed Asset Expenditures. The Borrowers will not, nor will they permit any Credit Party to, expend, or be committed to expend, in the acquisition of fixed assets, in excess of eight percent
(8%) of Consolidated Net Revenue during any one fiscal year on a non-cumulative basis in the aggregate for the Credit Parties.
Subordinated Indebtedness. The Borrowers will not, and will not permit any Credit Party to, make any amendment or modification to the indenture, note or other agreement evidencing or governing any Subordinated Indebtedness, or directly or indirectly voluntarily prepay, defease or in substance defease, purchase, redeem, retire or otherwise acquire, any Subordinated Indebtedness.
Accounting Method. The Borrowers will not, and will not permit any Credit Party to, change its fiscal year or method of accounting, except as required by Agreement Accounting Principles. Environmental Covenant. The Borrowers will, and will cause each Credit Party to:
(a) use and operate all of its facilities and properties in compliance with all Environmental Laws, keep all necessary environmental permits, approvals, certificates and licenses in effect and remain in compliance therewith, and handle all Hazardous Materials in compliance with all applicable Environmental Laws;
(b) immediately notify the Lenders and provide copies upon receipt of all written claims, complaints, notices or inquiries relating to the environmental condition of its facilities and properties or compliance with Environmental Laws, and promptly cure and have dismissed with prejudice any such actions and proceedings to the satisfaction of the Lenders; and
(c) provide such information and certifications which any Lender may reasonably request from time to time to insure compliance with this Section 6.26.
Litigation and Other Notices. The Borrowers will, and will cause each Credit Party to, give the Lenders prompt written notice of the following:
(a) the issuance by any court or governmental agency or authority of any injunction, order, decision or other restraint prohibiting, or having the effect of prohibiting, the making of the Advances or other Credit Extensions or the initiation of any litigation or similar proceeding seeking any such injunction, order or other restraint; and
(b) the filing or commencement of any action, suit or proceeding against any Credit Party whether at law or in equity or by or before any court or any federal, state, municipal or other governmental agency or authority and which, if adversely determined against any Credit Party, as the case may be, is likely to (in such Borrower's reasonable judgment) result in liability in excess of $2,000,000 in the aggregate.
Pledge of Stock of Foreign Subsidiaries. In the event that a Default or Unmatured Default has occurred and is continuing, Astec will, at the request of the Agent, grant to the Agent, for the benefit of itself and the Lenders, pursuant to the Pledge Agreement, a security interest in each Foreign Subsidiary's capital stock or other equity interests in which it does not then have a security interest, and will deliver to the Agent the certificates, if any, representing such capital stock or other equity interests, customary duly executed stock powers with respect thereto and such other documentation as the Agent shall request to effect such grant of a security interest and the perfection thereof, together with such evidence of requisite corporate action and opinions of counsel as the Agent may reasonably request.


DEFAULTS
The occurrence of any one or more of the following events shall constitute a Default: 7.1. Any representation or warranty made or deemed made by or on behalf of any Credit Party to the Lenders or the Agent under or in connection with this Agreement, any other Loan Document, any Credit Extension, or any certificate or information delivered in connection with this Agreement or any other Loan Document shall be materially false or misleading on the date as of which made.
7.2. Nonpayment of (a) principal of any Note or of any Reimbursement Obligation when due (including, without limitation, failure to make any payment required by Section 2.1.3), or (b) interest upon any Note or of any commitment fee or other obligation under any of the Loan Documents within five (5) days after the same becomes due.
7.3. The breach by any Borrower of any of the terms or provisions of any of Sections 6.2, 6.4, 6.10, 6.11, 6.12, 6.13, 6.14,
6.15, 6.16, 6.22.1, 6.22.2, 6.22.3, 6.22.4, 6.23, 6.24 or 6.28.
7.4. The breach by any Borrower (other than a breach which constitutes a Default under Section 7.1, 7.2 or 7.3) of any of the terms or provisions of this Agreement which is not remedied within twenty (20) days after written notice from the Agent or any Lender, provided that if such breach is not capable of being cured within such twenty (20) day period, such cure period shall be extended for a period of sixty (60) additional days so long as such Borrower has diligently begun to cure such breach and diligently pursues such cure thereafter.
7.5. Failure of any Credit Party to pay any Indebtedness, including, without limitation, any Contingent Obligation, when due; or the default by any Credit Party in the performance of any term, provision or condition contained in any agreement under which any Indebtedness, including, without limitation, any Contingent Obligation, was created or is governed, after the expiration of all applicable cure periods, or any other event shall occur or condition exist, the effect of which is to cause, or to permit the holder or holders of such Indebtedness to cause, such Indebtedness to become due prior to its stated maturity; or any Indebtedness of any Credit Party shall be declared to be due and payable or required to be prepaid or repurchased (other than by a regularly scheduled payment) prior to the stated maturity thereof; or any Credit Party shall not pay, or admit in writing its inability to pay, its debts generally as they become due.
7.6. Any Credit Party shall (a) have an order for relief entered with respect to it under the Federal bankruptcy laws as now or hereafter in effect or similar state or foreign laws, (b) make an assignment for the benefit of creditors,
(c) apply for, seek, consent to, or acquiesce in, the appointment of a receiver, custodian, trustee, examiner, liquidator or similar official for it or any Substantial Portion of its Property, (d) institute any proceeding seeking an order for relief under the Federal bankruptcy laws as now or hereafter in effect or similar state or foreign laws, or seeking to adjudicate it a bankrupt or insolvent, or seeking dissolution, winding up, liquidation, reorganization, arrangement, adjustment or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors or fail to file an answer or other pleading denying the material allegations of any such proceeding filed against it, (e) take any corporate action to authorize or effect any of the foregoing actions set forth in this Section 7.6 or (f) fail to contest in good faith any appointment or proceeding described in
Section 7.7.
7.7. Without the application, approval or consent of any Credit Party, a receiver, trustee, examiner, liquidator or similar official shall be appointed for any Credit Party or any Substantial Portion of their respective Property, or a proceeding described in Section 7.6(d) shall be instituted against any Credit Party and such appointment continues undischarged or such proceeding continues undismissed or unstayed for a period of sixty (60) consecutive days.
7.8. Any court, government or governmental agency shall condemn, seize or otherwise appropriate, or take custody or control of (each a "Condemnation"), all or any portion of the Property of any Credit Party which, when taken together with all other Property of the Credit Parties so condemned, seized, appropriated, or taken custody or control of, during the twelve-month period ending with the month in which any such Condemnation occurs, constitutes a Substantial Portion of.
7.9. Any Credit Party shall fail within thirty (30) days to pay, bond or otherwise discharge one or more (a) judgments or orders for the payment of money in excess of $500,000 (or the equivalent thereof in currencies other than U.S. Dollars) in the aggregate, or (b) nonmonetary judgments or orders which, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect, which judgment(s), in any such case, is/are not stayed on appeal or otherwise being appropriately contested in good faith.
7.10. The Unfunded Liabilities of all Single Employer Plans shall exceed in the aggregate $5,000,000, any Reportable Event shall occur in connection with any Plan or any Credit Party or any member of the Controlled Group incurs liability under a Foreign Plan which could have a Material Adverse Effect.
7.11. Any Credit Party or any other member of the Controlled Group shall have been notified by the sponsor of a Multiemployer Plan that it has incurred withdrawal liability to such Multiemployer Plan in an amount which, when aggregated with all other amounts required to be paid to Multiemployer Plans by any Credit Party or any other member of the Controlled
Group as withdrawal liability (determined as of the date of such notification), exceeds $500,000 or requires payments exceeding $100,000 per annum.
7.12. Any Credit Party or any other member of the Controlled
Group shall have been notified by the sponsor of a Multiemployer Plan that such Multiemployer Plan is in reorganization or is being terminated, within the meaning of Title IV of ERISA, if as a result of such reorganization or termination the aggregate annual contributions of such Credit Party and the other members of the Controlled Group (taken as a whole) to all Multiemployer Plans which are then in reorganization or being terminated have been or will be increased over the amounts contributed to such Multiemployer Plans for the respective plan years of each such Multiemployer Plan immediately preceding the plan year in which the reorganization or termination occurs by an amount exceeding $1,000,000.
7.13. Any Credit Party shall be the subject of any proceeding pertaining to the release by (i) any Credit Party, (ii) any Person acting on any Credit Party's behalf or (iii) any predecessor in interest to the assets and properties of any Credit Party of Hazardous Material into the environment, or any violation of any Environmental Laws which, in either case, could have a Material Adverse Effect.
7.14. Any Change in Control shall occur.
7.15. The occurrence of any "default" or "event of default", as defined in any Loan Document (other than this Agreement) or the breach of any of the terms or provisions of any Loan Document (other than this Agreement), which default or breach continues beyond any period of grace therein provided.
7.16. Nonpayment by any Credit Party of any Rate Hedging
Obligation or the breach by any Credit Party of any term, provision or condition contained in any agreement, device or arrangement giving rise to any Rate Hedging Obligation.
7.17. The Agent shall fail to have a valid and perfected first priority security interest in all of the capital stock or other equity interests of each Subsidiary of Astec (or such lesser amount in the case of Foreign Subsidiaries as is required by this Agreement) and in all other Collateral, except as permitted by the terms of the Pledge Agreement, the Pledge Agreement shall fail to remain in full force or effect or any action shall be taken to discontinue or to assert the invalidity or unenforceability thereof, or Astec shall fail to comply with any of the terms or provisions of the Pledge Agreement.
7.18. An event shall have occurred that could give rise to a Material
Adverse Effect.
7.19. The representations and warranties set forth in
Section 5.18 shall at any time not be true and correct.


ACCELERATION, WAIVERS, AMENDMENTS AND REMEDIES
Acceleration.
(a) If any Default described in Section 7.6 or 7.7 occurs with respect to any Credit Party, (i) the obligations of the Lenders to make Loans hereunder and the obligations of the Issuer to issue
Facility Letters of Credit shall automatically terminate and the Obligations shall immediately become due and payable without presentment, demand, protest or notice of any kind, all of which each Borrower hereby expressly waives and without any election or action on the part of the Agent or any Lender and (ii) each Borrower will be and become thereby unconditionally obligated, without the need for demand or the necessity of any act or evidence, to deliver to the Agent, at its address specified pursuant to Article XIII, for deposit into the Letter of Credit Collateral Account, an amount (the "Collateral Shortfall Amount") equal to the excess, if any, of
(A) 100% of the sum of the aggregate maximum amount remaining available to be drawn under the Facility Letters of Credit (assuming compliance with all conditions for drawing thereunder) issued by the Issuer and outstanding as of such time, over
(B) the amount on deposit in the Letter of Credit
Collateral Account at such time that is free and clear of all rights and claims of third parties and that has not been applied by the Lenders against the Obligations.
(b) If any Default occurs and is continuing (other than a Default described in Section 7.6 or 7.7), (i) the Required Lenders may terminate or suspend the obligations of the Lenders to make Loans and the obligation of the Issuer to issue Facility Letters of Credit hereunder, or declare the Obligations to be due and payable, or both, whereupon the Obligations shall become immediately due and payable, without presentment, demand, protest or notice of any kind, all of which the Borrowers hereby expressly waive and (ii) the Required Lenders may, upon notice delivered to Astec and in addition to the continuing right to demand payment of all amounts payable under this Agreement, make demand on Astec to deliver (and Astec will, forthwith upon demand by the Required Lenders and without necessity of further act or evidence, be and become thereby unconditionally and jointly and severally obligated to deliver), to the Agent, at its address specified pursuant to Article XIII, for deposit into the Letter of Credit Collateral Account an amount equal to the Collateral Shortfall Amount.
(c) If at any time while any Default is continuing, the Agent determines that the Collateral Shortfall Amount at such time is greater than zero, the Agent may make demand on Astec to deliver (and Astec will, forthwith upon demand by the Agent and without necessity of further act or evidence, be and become thereby unconditionally obligated to deliver), to the Agent as additional funds to be deposited and held in the Letter of Credit Collateral Account an amount equal tosuch Collateral Shortfall Amount at such time.
(d) The Agent may at any time or from time to time after funds are deposited in the Letter of Credit Collateral Account, apply such funds to the payment of the Obligations and any other amounts as shall from time to time have become due and payable by the Borrowers to the Lenders under the Loan Documents.
(e) At any time while any Default is continuing, neither the Borrowers nor any Person claiming on behalf of or through the Borrowers shall have any right to withdraw any of the funds held in the Letter of Credit Collateral Account. After all of the Obligations have been indefeasibly paid in full, any funds remaining in the Letter of Credit Collateral Account shall be returned by the Agent to Astec or paid to whoever may be legally entitled thereto at such time.
(f) The Agent shall exercise reasonable care in the custody and preservation of any funds held in the Letter of Credit Collateral Account and shall be deemed to have exercised such care if such funds are accorded treatment substantially equivalent to that which the Agent accords its own property, it being understood that the Agent shall not have any responsibility for taking any necessary steps to preserve rights against any Persons with respect to any such funds.

Amendments. Subject to the provisions of this Article VIII, the Required Lenders (or the Agent with the consent in writing of the Required Lenders) and the Borrowers may enter into agreements supplemental hereto for the purpose of adding or modifying any provisions to the Loan Documents or changing in any manner the rights of the Lenders or the Borrowers hereunder or waiving any Default hereunder; provided, however, that no such supplemental agreement shall, without the consent of each Lender directly or indirectly affected thereby:
(a) Extend the maturity of any Loan or Note or forgive all or any portion of the principal amount thereof, or reduce the rate or extend the time of payment of interest or fees thereon.
(b) Reduce or extend the Reimbursement
Obligations, or reduce the rate or change the time of payment of any fees related to Facility Letters of Credit or Swing Line Loans;
(c) Reduce the percentage specified in the definition of Required Lenders.
(d) Extend the Facility Termination Date, or reduce the amount or extend the payment date for the scheduled or mandatory commitment reductions or prepayments required under Sections 2.1.3 and 2.4, or increase the amount of the Revolving Commitment, the Tranche A Commitment or the Tranche B Commitment of any
Lender hereunder, or permit either Borrower to assign its rights under this Agreement.
(e) Amend this Section 8.2.
(f) Release all or substantially all of the Collateral.
No amendment of any provision of this Agreement relating to the Agent, the Issuer or the Swing Line Lender shall be effective without the written consent of the Agent, the Issuer or the Swing Line Lender, as the case may be. The Agent may waive payment of the fee required under Section 12.3.2 without obtaining the consent of any other party to this Agreement.
Preservation of Rights. No delay or omission of the Lenders or the Agent to exercise any right under the Loan Documents shall impair such right or be construed to be a waiver of any Default or an acquiescence therein, and the making of a Credit Extension notwithstanding the existence of a Default or the inability of any Borrower to satisfy the conditions precedent to such Credit Extension shall not constitute any waiver or acquiescence.
Any single or partial exercise of any such right shall not preclude other or further exercise thereof or the exercise of any other right, and no waiver, amendment or other variation of the terms, conditions or provisions of the Loan Documents whatsoever shall be valid unless in writing signed by the Lenders required pursuant to Section 8.2, and then only to the extent in such writing specifically set forth. All remedies contained in the Loan Documents or by law afforded shall be cumulative and all shall be available to the Agent and the Lenders until the Obligations have been paid in full.


GENERAL PROVISIONS
Survival of Representations. All representations and warranties of the Borrowers contained in this Agreement shall survive delivery of the Notes and the making of the Loans herein contemplated. Governmental Regulation. Anything contained in this Agreement to the contrary notwithstanding, no Lender shall be obligated to extend credit to any Borrower in violation of any limitation or prohibition provided by any applicable statute or regulation.
Taxes. Any Taxes (excluding Excluded Taxes) or other similar assessments or charges made by any governmental or revenue authority in respect of the Loan Documents shall be paid by the Borrowers, together with interest and penalties, if any.
Headings. Section headings in the Loan Documents are for convenience of reference only, and shall not govern the interpretation of any of the provisions of the Loan Documents.
Entire Agreement. The Loan Documents, together with the letter agreement referred to in Section 2.4.1(b), embody the entire agreement and understanding among the Borrowers, the Agent and the Lenders and supersede all prior agreements and understandings among the Borrowers, the Agent and the Lenders relating to the subject matter thereof. Several Obligations; Benefits of this Agreement. The respective obligations of the Lenders hereunder are several and not joint and no Lender shall be the partner or agent of any other (except to the extent to which the Agent is authorized to act as such). The failure of any Lender to perform any of its obligations hereunder shall not relieve any other Lender from any of its obligations hereunder. This Agreement shall not be construed so as to confer any right or benefit upon any Person other than the parties to this Agreement and their respective successors and assigns; provided, however, that the parties hereto expressly agree that the Arranger shall enjoy the benefits of the provisions of Sections 9.7, 9.11 and 10.10 to the extent specifically set forth therein and shall have the right to enforce such provisions on its own behalf and in its own name to the same extent as if it were a party to this Agreement.
Expenses; Indemnification. The Borrowers shall reimburse the Agent and the Arranger for any and all costs, internal charges and out-of-pocket expenses (including without limitation attorneys' fees and time charges of attorneys for the Agent, which attorneys may be employees of the Agent) paid or incurred by the Agent or the Arranger in connection with the preparation, negotiation, execution, delivery, syndication, review, amendment, modification and administration of the Loan Documents. The
Borrowers also agree to
reimburse the Agent, the Arranger and the Lenders for any costs, internal charges and out-of-pocket expenses (including attorneys' fees and time charges of attorneys for the Agent, the Arranger and the Lenders, which attorneys may be employees of the Agent, the Arranger or the Lenders) paid or incurred by the Agent, the Arranger or any Lender in connection with the collection and enforcement of the Loan Documents. The Borrowers further agree to indemnify the Agent, the Arranger, each Lender, their respective affiliates, and each of their directors, officers and employees against all losses, claims, damages, penalties, judgments, liabilities and expenses (including, without limitation, all expenses of litigation or preparation therefor whether or not the Agent, the Arranger, any Lender or any affiliate is a party thereto) which any of them may pay or incur arising out of or relating to (i) this Agreement, (ii) the other Loan
Documents, (iii) the transactions contemplated hereby, (iv) the direct or indirect application or proposed application of the proceeds of any Loan hereunder or the use of any Facility Letter of Credit, (v) the Release of Hazardous Materials in, onto or from any Credit Party's owned or leased property and (vi) any violation of Environmental Laws. The obligations of the Borrowers under this
Section shall survive the termination of this Agreement and the payment and performance of the Obligations.
Numbers of Documents. All statements, notices, closing documents, and requests hereunder shall be furnished to the Agent with sufficient counterparts so that the Agent may furnish one to each of the Lenders.Accounting. Except as provided to the contrary herein, all accounting terms used herein shall be interpreted and all accounting determinations hereunder shall be made in accordance with Agreement
Accounting Principles.
Severability of Provisions.  Any provision in any Loan
Document that is held to be inoperative, unenforceable, or invalid in any jurisdiction shall, as to that jurisdiction, be inoperative, unenforceable, or invalid without affecting the remaining provisions in that jurisdiction or the operation, enforceability, or validity of that provision in any other jurisdiction, and to this end the provisions of all Loan Documents are declared to be severable. Nonliability of Lenders. The relationship between the Borrowers, on the one hand, and the Lenders and the Agent, on the other, shall be solely that of borrower and lender. Neither the Agent, the Arranger nor any Lender shall have any fiduciary responsibilities to the Borrowers. Neither the Agent, the Arranger nor any Lender undertakes any responsibility to the Borrowers to review or inform the Borrowers of any matter in connection with any phase of any Credit
Party's business or operations. The Borrowers agree that neither the Agent, the Arranger nor any Lender shall have liability to any Credit Party (whether sounding in tort, contract or otherwise) for losses suffered by any Credit Party in connection with, arising out of, or in any way related to, the transactions contemplated and the relationship established by the Loan Documents, or any act, omission or event occurring in connection therewith, unless it is determined by a court of competent jurisdiction in a final and non-appealable order that such losses resulted from the gross negligence or willful misconduct of the party from which recovery is sought. Neither the Agent, the Arranger nor any Lender shall have any liability with respect to, and each Borrower hereby waives, releases and agrees not to sue for, any special, indirect or consequential damages suffered by it in connection with, arising out of, or in any way related to the Loan Documents or the transactions contemplated thereby. Confidentiality. Each Lender agrees to hold any confidential information which it may receive from the Borrowers pursuant to this Agreement in confidence, except for disclosure (a) to other Lenders and their respective Affiliates, (b) to legal counsel, accountants, and other professional advisors to that Lender or to a Transferee each of whom shall be subject to the restrictions set forth in this Section, (c) to regulatory officials, (d) to any Person as requested pursuant to or as required by law, regulation, or legal process,
 (e) to any Person in connection with any legal proceeding to which that Lender is a party, (f) to such Lender's direct or indirect contractual counterparties in swap agreements or to legal counsel, accountants and other professional advisors to such counterparties, each of whom shall be subject to the restrictions set forth in this Section, and (g) as permitted by Section 12.4.
New Credit Facilities.  The Borrowers, the Agent, and the
Lenders agree that on the Closing Date the following transactions shall be deemed to occur automatically, without further action by any party thereto:(a) The Existing Credit Agreement shall be amended, restated and superseded in its entirety in the form of this Agreement; and
(b) All Indebtedness, liabilities and obligations outstanding under the Existing Credit Agreement and the promissory notes delivered thereunder shall, to the extent not paid on the Closing Date, be deemed to be Obligations outstanding hereunder.
Each Lender party to the Existing Credit Agreement shall, promptly after receipt of its Notes hereunder, return to Astec the promissory notes received by it in connection with the Existing Credit Agreement.
(c) The participations in the Facility Letters of Credit deemed to have been purchased by the Lenders pursuant to
Section 2.11.5(a) shall be reallocated so that the Lenders shall be deemed to have purchased participations in the Facility Letters of Credit in the amount of their respective Percentages (as defined in this Agreement).The Borrowers, the Agent, and the Lenders agree that (i) all terms and conditions of the Existing Credit Agreement which are amended and restated by this Agreement shall remain effective until such amendment and restatement becomes effective hereunder; and (ii) the representations, warranties and covenants set forth herein shall become effective concurrently with the occurrence of the Closing
Date.
Notwithstanding the modification effected by this Agreement of the representations, warranties and covenants of the Borrowers contained in the Existing Credit Agreement, the Borrowers acknowledge and agree that any choses in action or other rights created in favor of any Lender and its respective successors arising out of the representations and warranties of the Borrowers contained in or delivered (including representations and warranties delivered in connection with the making of Loans, issuance of Facility Letters of Credit or other extensions of credit thereunder) in connection with the Existing Credit Agreement, shall survive the execution and delivery of this Agreement.
Interest Limitation. Anything in this Agreement, the Notes or any other Loan Document to the contrary notwithstanding, a Borrower shall never be required to pay interest at a rate in excess of the highest lawful rate, and if the effective rate of interest that would otherwise be payable under this Agreement, the Notes or any other Loan Document would exceed the highest lawful rate, or if any holder of any Note shall receive monies that are deemed to constitute interest which would increase the effective rate of interest payable under this Agreement, the Notes or any other Loan Document to a rate in excess of the highest lawful rate, then (a) the amount of interest that would otherwise be payable under this Agreement, the Notes and the other Loan Documents shall be reduced to the amount allowed under applicable law, and (b) any interest paid in excess of the highest lawful rate shall, at the option of the holder of such Note, be either refunded to the payor or credited on the principal of the Note.Loan Documents. In the event of any conflict or inconsistency between the terms and provisions of this Agreement and those of any other Loan Document, the terms and provisions of this Agreement shall govern and control to the extent of such conflict or inconsistency. Interpretation. In this Agreement and each other Loan
Document, unless a clear contrary intention appears:
(a) The singular number includes the plural number and vice versa;
(b) Reference to any Person includes such Person's successors and assigns but, if applicable, only if such successors and assigns are permitted by the Loan Documents, and reference to a Person in a particular capacity excludes such Person in any other capacity;(c) reference to either gender includes the other gender;
(d) reference to any agreement (including this Agreement and the Schedules and Exhibits and the other Loan
Documents), document or instrument means such agreement, document or instrument as amended or modified and in effect from time to time in accordance with the terms thereof and, if applicable, the terms hereof and the other Loan Documents, and reference to any promissory note includes any promissory note which is an extension or renewal thereof or a substitute or replacement therefor; and
(e) reference to any law, rule, regulation, order, decree, requirement, policy, guideline, directive or interpretation means as amended, modified, codified, replaced or reenacted, in whole or in part, and in effect on the determination date, including rules and regulations promulgated thereunder.
Nonreliance. Each Lender hereby represents that it is not relying on or looking to any Margin Stock for the repayment of the Loans or the Reimbursement Obligations provided for herein.
Disclosure. The Borrowers and the Lenders hereby (a) acknowledge and agree that Bank One and/or its Affiliates from time to time may hold investments in, make other loans to or have other relationships with the Borrowers and their Affiliates, and (b) waive any liability of Bank One or such Affiliate of Bank One to the Borrowers or any Lender, respectively, arising out of or resulting from such investments, loans or relationships other than liabilities arising out of the gross negligence or willful misconduct of Bank One or its Affiliates.


THE AGENT
Appointment; Nature of Relationship. Bank One, NA is hereby appointed by each of the Lenders as its contractual representative (herein referred to as the "Agent") hereunder and under each other Loan Document, and each of the Lenders irrevocably authorizes the Agent to act as the contractual representative of such Lender with the rights and duties expressly set forth herein and in the other Loan Documents. The Agent agrees to act as such contractual representative upon the express conditions contained in this Article
X. Notwithstanding the use of the defined term "Agent," it is expressly understood and agreed that the Agent shall not have any fiduciary responsibilities to any Lender by reason of this Agreement or any other Loan Document and that the Agent is merely acting as the contractual representative of the Lenders with only those duties as are expressly set forth in this Agreement and the other Loan Documents. In its capacity as the Lenders' contractual representative, the Agent (i) does not hereby assume any fiduciary duties to any of the Lenders, (ii) is a "representative" of the Lenders within the meaning of Section 9-105 of the Uniform Commercial Code and
(iii) is acting as an independent contractor, the rights and duties of which are limited to those expressly set forth in this Agreement and the other Loan Documents. Each of the Lenders hereby agrees to assert no claim against the Agent on any agency theory or any other theory of liability for breach of fiduciary duty, all of which claims each Lender hereby waives.
Powers. The Agent shall have and may exercise such powers under the Loan Documents as are specifically delegated to the Agent by the terms of each thereof, together with such powers as are reasonably incidental thereto. The Agent shall have no implied duties to the Lenders, or any obligation to the
Lenders to take any action thereunder except any action specifically provided by the Loan Documents to be taken by the Agent.
General Immunity. Neither the Agent nor any of its directors, officers, agents or employees shall be liable to any Borrower, the Lenders or any Lender for any action taken or omitted to be taken by it or them hereunder or under any other Loan Document or in connection herewith or therewith except to the extent such action or inaction is determined in a final non-appealable judgment by a court of competent jurisdiction to have arisen from the gross negligence or willful misconduct of such Person.
No Responsibility for Loans, Recitals, etc.  Neither the
Agent nor any of its directors, officers, agents or employees shall be responsible for or have any duty to ascertain, inquire into, or verify (a) any statement, warranty or representation made in connection with any Loan Document or any borrowing hereunder; (b) the performance or observance of any of the covenants or agreements of any obligor under any Loan Document, including, without limitation, any agreement by an obligor to furnish information directly to each Lender; (c) the satisfaction of any condition specified in Article IV, except receipt of items required to be delivered solely to the Agent; (d) the existence or possible existence of any Default or Unmatured Default; (e) the validity, enforceability, effectiveness, sufficiency or genuineness of any Loan Document or any other instrument or writing furnished in connection therewith; (f) the value, sufficiency, creation, perfection or priority of any Lien in any collateral security; or (g) the financial condition of any Borrower or any guarantor of any of the Obligations or of any of Astec's or any such guarantor's respective Subsidiaries. The Agent shall have no duty to disclose to the Lenders information that is not required to be furnished by a Borrower to the Agent at such time, but is voluntarily furnished by a Borrower to the Agent (either in its capacity as Agent or in its individual capacity).
Action on Instructions of Lenders. The Agent shall in all cases be fully protected in acting, or in refraining from acting, hereunder and under any other Loan Document in accordance with written instructions signed by the Required
Lenders or the Lenders, as the case may be, and such instructions and any action taken or failure to act pursuant thereto shall be binding on all of the Lenders and on all holders of Notes. The Lenders hereby acknowledge that the Agent shall be under no duty to take any discretionary action permitted to be taken by it pursuant to the provisions of this Agreement or any other
Loan Document unless it shall be requested in writing to do so by the Required Lenders. The Agent shall be fully justified in failing or refusing to take any action hereunder and under any other Loan Document unless it shall first be indemnified to its satisfaction by the Lenders pro rata against any and all liability, cost and expense that it may incur by reason of taking or continuing to take any such action.
Employment of Agents and Counsel. The Agent may execute any of its duties as Agent hereunder and under any other Loan
Document by or through employees, agents, and attorneys-in-fact and shall not be answerable to the
Lenders, except as to money or securities received by it or its authorized agents, for the default or misconduct of any such agents or attorneys-in-fact selected by it with reasonable care. The Agent shall be entitled to advice of counsel concerning the contractual arrangement between the Agent and the Lenders and all matters pertaining to the Agent's duties hereunder and under any other Loan Document.
Reliance on Documents; Counsel. The Agent shall be entitled to rely upon any Note, notice, consent, certificate, affidavit, letter, telegram, statement, paper or document believed by it to be genuine and correct and to have been signed or sent by the proper person or persons, and, in respect to legal matters, upon the opinion of counsel selected by the Agent, which counsel may be employees of the Agent.
Agent's Reimbursement and Indemnification. The Lenders agree to reimburse and indemnify the Agent ratably in proportion to their respective Revolving Commitments (or, if the Revolving Commitments have been terminated, in proportion to their Revolving Commitments immediately prior to such termination) (i) for any amounts not reimbursed by the Borrowers for which the Agent is entitled to reimbursement by the Borrowers under the Loan Documents, (ii) for any other expenses incurred by the Agent on behalf of the Lenders, in connection with the preparation, execution, delivery, administration and enforcement of the Loan Documents (including, without limitation, for any expenses incurred by the Agent in connection with any dispute between the Agent and any Lender or between two or more of the Lenders) and (iii) for any liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind and nature whatsoever which may be imposed on, incurred by or asserted against the Agent in any way relating to or arising out of the Loan Documents or any other document delivered in connection therewith or the transactions contemplated thereby (including, without limitation, for any such amounts incurred by or asserted against the Agent in connection with any dispute between the Agent and any Lender or between two or more of the Lenders), or the enforcement of any of the terms of the Loan Documents or of any such other documents, provided that (i) no Lender shall be liable for any of the foregoing to the extent any of the foregoing is found in a final non-appealable judgment by a court of competent jurisdiction to have resulted from the gross negligence or willful misconduct of the Agent and (ii) any indemnification required pursuant to Section 3.1(vii) shall, notwithstanding the provisions of this Section 10.8, be paid by the relevant Lender in accordance with the provisions thereof. The obligations of the Lenders under this Section 10.8 shall survive payment of the Obligations and termination of this Agreement.
Rights as a Lender. In the event the Agent is a Lender, the Agent shall have the same rights and powers hereunder and under any other Loan Document with respect to its Revolving Commitment and its Loans as any Lender and may exercise the same as though it were not the Agent, and the term "Lender" or "Lenders" shall, at any time when the Agent is a Lender, unless the context otherwise indicates, include the Agent in its individual capacity. The Agent and its Affiliates may accept deposits from, lend money to, and generally engage in any kind of trust, debt, equity or other transaction, in addition to those contemplated by this Agreement or any other Loan Document, with Astec or any of its Subsidiaries in which Astec or such Subsidiary is not restricted hereby from engaging with any other Person. The Agent, in its individual capacity, is not obligated to remain a Lender.
Lender Credit Decision. Each Lender acknowledges that it has, independently and without reliance upon the Agent, the Arranger or any other Lender and based on the financial statements prepared by Astec and such other documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement and the other Loan Documents. Each Lender also acknowledges that it will, independently and without reliance upon the Agent, the Arranger or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement and the other Loan Documents.
Successor Agent. The Agent may resign at any time by giving written notice thereof to the Lenders and Astec, such resignation to be effective upon the appointment of a successor Agent or, if no successor Agent has been appointed, forty-five days after the retiring Agent gives notice of its intention to resign. The Agent may be removed at any time with or without cause by written notice received by the Agent from the Required Lenders, such removal to be effective on the date specified by the Required Lenders.
Upon any such resignation or removal, the Required Lenders shall have the right to appoint, on behalf of the Borrowers and the Lenders, a successor Agent. If no successor Agent shall have been so appointed by the Required Lenders within thirty days after the resigning Agent's giving notice of its intention to resign, then the resigning Agent may appoint, on behalf of the Borrowers and the Lenders, a successor Agent. Notwithstanding the previous sentence, the Agent may at any time without the consent of the Borrowers or any Lender, appoint any of its Affiliates which is a commercial bank as a successor Agent hereunder. If the Agent has resigned or been removed and no successor Agent has been appointed, the Lenders may perform all the duties of the Agent hereunder and the Borrowers shall make all payments in respect of the Obligations to the applicable Lender and for all other purposes shall deal directly with the Lenders. No successor Agent shall be deemed to be appointed hereunder until such successor Agent has accepted the appointment. Any such successor Agent shall be a commercial bank having capital and retained earnings of at least $100,000,000. Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the resigning or removed Agent. Upon the effectiveness of the resignation or removal of the Agent, the resigning or removed Agent shall be discharged from its duties and obligations hereunder and under the Loan Documents. After the effectiveness of the resignation or removal of an Agent, the provisions of this Article X shall continue in effect for the benefit of such Agent in respect of any actions taken or omitted to be taken by it while it was acting as the Agent hereunder and under the other Loan Documents. In the event that there is a successor to the Agent by merger, or the Agent assigns its duties and obligations to an Affiliate pursuant to this Section 10.12, then the term "Prime Rate" as used in this Agreement shall mean the prime rate, base rate or other analogous rate of the new Agent. In the event that there is a successor to the Agent by merger, or the Agent assigns its duties and obligations to an Affiliate pursuant to this Section 10.11, then the term "Prime Rate" as used in this Agreement shall mean the prime rate, base rate or other analogous rate of the new Agent.
Notice of Default. The Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Unmatured Default hereunder unless the Agent has received written notice from a Lender or a Borrower referring to this Agreement describing such Default or Unmatured Default and stating that such notice is a "notice of default". In the event that the Agent receives such a notice, the Agent shall give prompt notice thereof to the Lenders.
Delegation to Affiliates. The Borrowers and the Lenders agree that the Agent may delegate any of its duties under this Agreement to any of its Affiliates. Any such Affiliate (and such Affiliate's directors, officers, agents and employees) which performs duties in connection with this Agreement shall be entitled to the same benefits of the indemnification, waiver and other protective provisions to which the Agent is entitled under Articles IX and X.
Execution of Collateral Documents. The Lenders hereby empower and authorize the Agent to execute and deliver to Astec on their behalf the Pledge Agreement and all related financing statements and any financing statements, agreements, documents or instruments as shall be necessary or appropriate to effect the purposes of the Pledge Agreement. Collateral Releases. The Lenders hereby empower and authorize the Agent to execute and deliver to Astec on their behalf any agreements, documents or instruments as shall be necessary or appropriate to effect any releases of Collateral which shall be permitted by the terms hereof or of any other Loan Document or which shall otherwise have been approved by the Required Lenders (or, if required by the terms of Section
8.2, all of the Lenders) in writing.
Co-Agents. Neither AmSouth Bank nor SunTrust Bank shall, by virtue of being identified as a "co-agent", have any right, power, obligation, liability, responsibility or duty under this Agreement other than those applicable to all Lenders as such. Without limiting the foregoing, neither of such Lenders shall have or be deemed to have a fiduciary relationship with any Lender. Each
Lender hereby makes the same acknowledgments with respect to such Lenders as it makes with respect to the Agent in Section 10.10.


SETOFF; RATABLE PAYMENTS
Setoff. In addition to, and without limitation of, any rights of the Lenders under applicable law, if any Borrower becomes insolvent, however evidenced, or any Default or Unmatured Default occurs, any and all deposits (including all account balances, whether provisional or final and whether or not collected or available) and any other Indebtedness at any time held or owing by any Lender or any Affiliate of any Lender to or for the credit or account of any Borrower may be offset and applied toward the payment of the Obligations owing to such Lender, whether or not the Obligations, or any part thereof, shall then be due.
Ratable Payments. If any Lender, whether by setoff or otherwise, has payment made to it upon its Loans or participations in Facility Letters of Credit or Swing Line Loans (other than payments received pursuant to Sections 3.1, 3.2, 3.3 or 3.5) in a greater proportion than that received by any other Lender, such Lender agrees, promptly upon demand, to purchase a portion of the Loans or participations in Facility Letters of Credit or Swing Line Loans held by the other Lenders so that after such purchase each Lender will hold its ratable proportion of Loans and participations in Facility Letters of Credit. If any Lender, whether in connection with setoff or amounts which might be subject to setoff or otherwise, receives collateral or other protection for its Obligations or such amounts which may be subject to setoff, such Lender agrees, promptly upon demand, to take such action necessary such that all Lenders share in the benefits of such collateral ratably in proportion to their Loans, Facility Letters of Credit and Swing Line Loans.
In case any such payment is disturbed by legal process, or otherwise, appropriate further adjustments shall be made.


BENEFIT OF AGREEMENT; ASSIGNMENTS; PARTICIPATIONS
Successors and Assigns.  The terms and provisions of the Loan
Documents shall be binding upon and inure to the benefit of the Borrowers and the Lenders and their respective successors and assigns, except that (a) no Borrower shall have the right to assign its rights or obligations under the Loan Documents and (b) any assignment by any Lender must be made in compliance with Section 12.3. The parties to this Agreement acknowledge that clause (b) of this Section relates only to absolute assignments and does not prohibit assignments creating security interests, including, without limitation, any pledge or assignment by any Lender of all or any portion of its rights under this Agreement and its Notes to a Federal Reserve Bank;
provided, however, that no such pledge or assignment creating a security interest shall release the transferor
Lender from its obligations hereunder unless and until the parties thereto have complied with the provisions of Section 12.3. The Agent may treat the payee of any Note as the owner thereof for all purposes hereof unless and until such payee complies with Section 12.3; provided, however, that the Agent may in its discretion (but shall not be required to) follow instructions from the Person which holds any Note to direct payments relating to such Note to another Person. Any assignee of the rights to any Loan or any Note agrees by acceptance of such assignment to be bound by all the terms and provisions of the Loan Documents. Any request, authority or consent of any Person, who at the time of making such request or giving such authority or consent is the holder of any Note, shall be conclusive and binding on any subsequent holder or assignee of such Note or of any Note or Notes issued in exchange therefor.

Participations.
Permitted Participants; Effect. Any Lender may, in the ordinary course of its business and in accordance with applicable law, at any time sell to one or more banks or other entities ("Participants") participating interests in any Loan owing to such Lender, any participation in Facility Letters of Credit owned by such Lender, any Note held by such Lender, any Revolving Commitment of such Lender or any other interest of such Lender under the Loan Documents. In the event of any such sale by a Lender of participating interests to a Participant, such Lender's obligations under the Loan Documents shall remain unchanged, such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, such Lender shall remain the holder of any such Note for all purposes under the Loan Documents, all amounts payable by the Borrowers under this Agreement shall be determined as if such Lender had not sold such participating interests, and the Borrowers and the Agent shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under the Loan Documents.

Voting Rights. Each Lender shall retain the sole right to approve, without the consent of any Participant, any amendment, modification or waiver of any provision of the Loan Documents other than any amendment, modification or waiver with respect to any Loan, Facility Letter of Credit, Swing Line Loan or Revolving Commitment in which such Participant has an interest which forgives principal, interest or fees or reduces the interest rate or fees payable with respect to any such Loan, Facility Letter of Credit, Swing
Line Loan or Revolving Commitment, postpones any date fixed for any regularly-scheduled payment of principal of, or interest or fees on, any such Loan, Facility Letter of Credit, Swing Line Loan or Revolving Commitment, releases any guarantor of any such Loan, Facility Letter of Credit or Swing Line
Loan or releases any substantial portion of collateral, if any, securing any such Loan, Facility Letter of Credit or Swing Line Loan. Benefit of Setoff. The Borrowers agree that each Participant shall be deemed to have the right of setoff provided in
Section 11.1 in respect of its participating interest in amounts owing under the Loan Documents to the same extent as if the amount of its participating interest were owing directly to it as a Lender under the Loan Documents, provided that each Lender shall retain the right of setoff provided in Section 11.1 with respect to the amount of participating interests sold to each Participant. The Lenders agree to share with each Participant, and each Participant, by exercising the right of setoff provided in Section 11.1, agrees to share with each Lender, any amount received pursuant to the exercise of its right of setoff, such amounts to be shared in accordance with Section 11.2 as if each Participant were a Lender.

Assignments.
Permitted Assignments. Any Lender may, in the ordinary course of its business and in accordance with applicable law, nd with the consent of the Agent and the Issuer, at any time assign to one or more banks or other entities ("Purchasers") all or any part of its rights and obligations under the
Loan Documents, provided that no such assignment shall be of less than $5,000,000 of such selling Lender's Revolving Commitment or (if the Aggregate Commitment has been terminated) of aggregate principal amount of such selling Lender's Loans, unless such assignment is of the entire remaining amount of such selling Lender's Revolving Commitment and Loans. All assignments shall include a pro rata portion of such Lender's Tranche A Commitment (and the Tranche A Loan Obligations) and Tranche B Commitment (and the Tranche B Revolving Loans). Such assignment shall be substantially in the form of Exhibit E hereto or in such other form as may be agreed to by the parties thereto and the Agent. The consent of the Agent shall be required prior to an assignment becoming effective with respect to a Purchaser which is not a Lender or an Affiliate thereof.Effect; Effective Date. Upon (i) delivery to the Agent of an assignment, together with any consents required by Section
12.3.1, and (ii) payment of a $3,500 fee to the Agent for processing such assignment (unless such fee is waived by the Agent), such assignment shall become effective on the effective date specified in such assignment. The assignment shall contain a representation by the Purchaser to the effect that none of the consideration used to make the purchase of the Revolving Commitment, Loans, participation in Facility Letters of Credit and Swing Line Loans under the applicable assignment agreement constitutes "plan assets" as defined under ERISA and that the rights and interests of the Purchaser in and under the Loan
Documents will not be "plan assets" under ERISA. On and after the effective date of such assignment, such Purchaser shall for all purposes be a party to this Agreement and any other Loan Document executed by or on behalf of the Lenders and shall have all the rights and obligations of a Lender under the Loan Documents, to the same extent as if it were an original party hereto, and no further consent or action by the Borrowers, the Lenders or the Agent shall be required to release the transferor Lender with respect to the percentage of the Aggregate Commitment, Loans, participation in Facility Letters of Credit and Swing Line Loans assigned to such Purchaser. Upon the consummation of any assignment to a Purchaser pursuant to this Section 12.3.2, the transferor Lender, the Agent and the Borrowers shall make appropriate arrangements so that replacement Notes are issued to such transferor Lender and new Notes or, as appropriate, replacement Notes, are issued to such Purchaser, in each case in principal amounts reflecting their Revolving Commitment, as adjusted pursuant to such assignment. In addition, within a reasonable time after the effective date of any assignment, the Agent shall, and is hereby authorized and directed to, revise Schedule 1 reflecting the revised Percentages of each of the Lenders and shall distribute such revised Schedule 1 to each of the Lenders and Astec and such revised Schedule 1 shall replace the old Schedule 1 and become part of this Agreement.

Dissemination of Information. The Borrowers authorize each Lender to disclose to any Participant or Purchaser or any other Person acquiring an interest in the Loan Documents by operation of law (each a "Transferee") and any prospective Transferee any and all information in such Lender's possession concerning the creditworthiness of the Credit Parties; provided that each Transferee and prospective Transferee agrees to be bound by Section 9.12 of this Agreement.

Tax Treatment. If any interest in any Loan Document is transferred to any Transferee which is organized under the laws of any jurisdiction other than the United States or any State thereof, the transferor Lender shall cause such
Transferee, concurrently with the effectiveness of such transfer, to comply with the provisions of Section 2.9.


NOTICES
Giving Notice. Except as otherwise permitted by Section 2.6 with respect to borrowing notices, all notices, requests and other communications to any party hereunder shall be in writing (including electronic transmission, facsimile transmission or similar writing) and shall be given to such party: (x) in the case of a Borrower or the Agent, at its address or facsimile number set forth on the signature pages hereof, (y) in the case of any Lender, at its address or facsimile number set forth below its signature hereto or in its administrative information sheet or (z) in the case of any party, at such other address or facsimile number as such party may hereafter specify for the purpose by notice to the Agent and Astec in accordance with the provisions of this Section 13.1.

Each such notice, request or other communication shall be effective (i) if given by facsimile transmission, when transmitted to the facsimile number specified in this Section and confirmation of receipt is received, (ii) if given by mail, seventy-two (72) hours after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid, or
(iii) if given by any other means, when delivered (or, in the case of electronic transmission, received) at the address specified in this Section; provided that notices to the Agent under Article II shall not be effective until received. Change of Address. A Borrower, the Agent and any Lender may change the address for service of notice upon it by a notice in writing to the other parties hereto.


COUNTERPARTS
This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one agreement, and any of the parties hereto may execute this Agreement by signing any such counterpart. This Agreement shall be effective when (a) it has been executed by the Borrowers, the Agent and the Lenders and each party has either notified the Agent, by telex or telephone, that it has taken such action and (b) the conditions precedent set forth in
Section 4.1 have been satisfied.


CHOICE OF LAW, CONSENT TO JURISDICTION, WAIVER OF JURY TRIAL
CHOICE OF LAW.  THE LOAN DOCUMENTS (OTHER THAN
THOSE CONTAINING A CONTRARY EXPRESS CHOICE OF LAW
PROVISION) SHALL BE CONSTRUED IN ACCORDANCE WITH THE
INTERNAL LAWS (INCLUDING, WITHOUT LIMITATION, 735 ILCS
SECTION 105/5-1 ET SEQ, BUT OTHERWISE WITHOUT REGARD TO
THE CONFLICT OF LAWS PROVISIONS) OF THE STATE OF ILLINOIS,
BUT GIVING EFFECT TO FEDERAL LAWS APPLICABLE TO NATIONAL BANKS.

CONSENT TO JURISDICTION.  EACH BORROWER HEREBY
IRREVOCABLY SUBMITS TO THE NON-EXCLUSIVE JURISDICTION OF
ANY UNITED STATES FEDERAL OR ILLINOIS STATE COURT SITTING
IN CHICAGO IN ANY ACTION OR PROCEEDING ARISING OUT OF OR
RELATING TO ANY LOAN DOCUMENTS AND EACH BORROWER
HEREBY IRREVOCABLY AGREES THAT ALL CLAIMS IN RESPECT OF
SUCH ACTION OR PROCEEDING MAY BE HEARD AND DETERMINED
IN ANY SUCH COURT AND IRREVOCABLY WAIVES ANY OBJECTION
ANY BORROWER MAY NOW OR HEREAFTER HAVE AS TO THE
VENUE OF ANY SUCH SUIT, ACTION OR PROCEEDING BROUGHT IN
SUCH A COURT OR THAT SUCH COURT IS AN INCONVENIENT
FORUM.  NOTHING HEREIN SHALL LIMIT THE RIGHT OF THE AGENT
OR ANY LENDER TO BRING PROCEEDINGS AGAINST ANY
BORROWER IN THE COURTS OF ANY OTHER JURISDICTION.  ANY
JUDICIAL PROCEEDING BY ANY BORROWER AGAINST THE AGENT
OR ANY LENDER OR ANY AFFILIATE OF THE AGENT OR ANY
LENDER INVOLVING, DIRECTLY OR INDIRECTLY, ANY MATTER IN
ANY WAY ARISING OUT OF, RELATED TO, OR CONNECTED WITH
ANY LOAN DOCUMENT SHALL BE BROUGHT ONLY IN A COURT IN
CHICAGO, ILLINOIS.
WAIVER OF JURY TRIAL.  EACH BORROWER, THE AGENT
AND EACH LENDER HEREBY EXPRESSLY, KNOWINGLY,
VOLUNTARILY AND INTENTIONALLY WAIVE TRIAL BY JURY IN
ANY ACTION OR PROCEEDING INVOLVING, DIRECTLY OR
INDIRECTLY, ANY MATTER (WHETHER SOUNDING IN TORT,
CONTRACT OR OTHERWISE) IN ANY WAY ARISING OUT OF,
RELATED TO, OR CONNECTED WITH ANY LOAN DOCUMENT OR THE
RELATIONSHIP ESTABLISHED THEREUNDER.  THE TERMS AND
PROVISIONS OF THIS SECTION CONSTITUTE A MATERIAL
INDUCEMENT FOR THE PARTIES ENTERING INTO THIS AGREEMENT.


ASTEC GUARANTY
Guaranty of Payment and Performance of Obligations of AFS. Astec hereby guarantees to the Agent and the Lenders, as a primary obligor and not merely as a surety, the full and punctual payment when due
(whether at maturity, by acceleration or otherwise), as well as the performance, of all of the Obligations incurred or owed by or chargeable to AFS (the "AFS Obligations"). Astec's obligation under this Article XVI is an absolute, unconditional and continuing guaranty of the full and punctual payment and performance of all of the AFS Obligations and not of their collectability only and is in no way conditioned upon any requirement that the Agent or the Lenders first attempt to collect any of the AFS Obligations from AFS or resort to any collateral security, any balance of any deposit account or credit on the books of any Lender in favor of AFS or any other Person or other means of obtaining payment. Should AFS default in the payment or performance of any of the AFS Obligations, the Agent may cause the obligations of Astec (as guarantor) hereunder with respect to such AFS Obligations to become forthwith due and payable to the Agent and the Lenders, without demand or notice of any nature, all of which are expressly waived by Astec.
Additional Amounts. Astec further agrees, as the primary obligor and not as a guarantor only, to pay to the Agent and the Lenders, forthwith upon demand in funds immediately available to the Agent and the Lenders, all reasonable costs and expenses (including court costs and legal fees and expenses) incurred or expended by the Agent and the Lenders in connection with the AFS Obligations, this Article XVI and the enforcement thereof, together with interest on amounts recoverable under this
Article XVI from the time when such amounts become due until payment, at a rate of interest equal to the rate after default for Floating Rate Advances set forth in Section 2.2.8.Waivers by Astec: Agent's and Lenders' Freedom to Act. Astec waives notice of acceptance of this Article XVI, notice of any action taken or omitted by the Agent or any Lender in reliance on this
Article XVI, and any requirement that the Agent or the Lenders be diligent or prompt in making demands under this Article XVI, giving notice of any default by AFS or asserting any other rights of the Agent or any Lender under this Article XVI. Astec also irrevocably waives all defenses that at any time may be available in respect of the AFS Obligations by virtue of any statute of limitations, valuation, stay, moratorium law or other similar law now or hereafter in effect. Astec also irrevocably waives any benefit of any collateral which may from time to time secure the AFS Obligations and authorizes the Agent and the Lenders to take any action or exercise any remedy with respect thereto which they in their discretion shall determine, without notice to Astec. Astec agrees that the validity and enforceability of this Article XVI shall not be impaired or affected by any of the following: (a) any extension, modification or renewal of, or indulgence with respect to, or substitutions for, the AFS Obligations or any part thereof or any agreement relating thereto at any time; (b) any failure or omission to enforce any right, power or remedy with respect to the AFS Obligations or any part thereof or any agreement relating thereto, or any collateral securing the AFS Obligations or any part thereof; (c) any waiver of any right, power or remedy or of any default with respect to the AFS Obligations or any part thereof or any agreement relating thereto; (d) any release, surrender, compromise, settlement, waiver, subordination or modification, with or without consideration, of any other obligation of any Person with respect to the AFS Obligations or any part thereof; (e) the enforceability or validity of the AFS Obligations or any part thereof or the genuineness, enforceability or validity of any agreement relating thereto or with respect to the AFS
Obligations or any part thereof; (f) the application of payments received from any source to the payment of Indebtedness other than the AFS Obligations, any part thereof or amounts which are not covered by this Article XVI even though the Lenders or the Agent might lawfully have elected to apply such payments to any part or all of the AFS Obligations or to amounts which are not covered by this Article XVI or (g) the existence of any claim, setoff or other rights which Astec may have at any time against any of AFS in connection herewith or any unrelated transaction, all whether or not Astec shall have had notice or knowledge of any act or omission referred to in the foregoing clauses (a) through (g) of this
Section 16.3.  Unenforceability of AFS Obligations Against AFS.
Notwithstanding (a) any change of ownership of AFS or the insolvency, bankruptcy or any other change in the legal status of AFS; (b) the change in or the imposition of any law, decree, regulation or other governmental act which does or might impair, delay or in any way affect the validity, enforceability or the payment when due of the AFS Obligations; (c) the failure of AFS or the undersigned to maintain in full force, validity or effect or to obtain or renew when required all governmental and other approvals, licenses or consents required in connection with AFS Obligations or this Article XVI, or to take any other action required in connection with the performance of all obligations pursuant to the AFS Obligations or this Article XVI; or (d) if any of the moneys included in the AFS Obligations have become irrecoverable from AFS for any other reason other than indefeasible payment in full of the AFS Obligations in accordance with their terms, this Article XVI shall nevertheless be binding on Astec. This Article XVI shall be in addition to any other guaranty or other security for the AFS Obligations, and it shall not be rendered unenforceable by the invalidity of any such other guaranty or security. In the event that acceleration of the time for payment of any of the AFS Obligations is stayed upon the insolvency, bankruptcy or reorganization of AFS, or for any other reason, all such amounts otherwise subject to acceleration under the terms of this Agreement, the other Loan Documents or any other agreement evidencing, securing or otherwise executed in connection with the AFS Obligations shall be immediately due and payable by Astec.
Subrogation; Subordination. Astec shall not enforce or otherwise exercise any right of subrogation to any of the rights of any Lender against AFS until all of the AFS Obligations are indefeasibly paid in full. The payment of any amounts due with respect to any indebtedness of AFS now or hereafter owed to Astec is hereby subordinated to the prior payment in full of all of the AFS Obligations. Astec agrees that, after the occurrence of any default in the payment or performance of any of the AFS Obligations, Astec will not demand, sue for or otherwise attempt to collect any such indebtedness of AFS to Astec until all of the AFS Obligations shall have been paid in full. If, notwithstanding the foregoing sentence, Astec shall collect, enforce or receive any amounts in respect of such indebtedness while AFS Obligations are still outstanding, such amounts shall be collected, enforced and received by Astec as trustee for the Agent and the Lenders and be paid over to the Agent on account of the AFS Obligations without affecting in any manner the liability of Astec under the other provisions of this Article XVI. The provisions of this Section 16.5 shall be supplemental to and not in derogation of any rights and remedies of the Agent and the Lenders under any separate subordination agreement which the Agent and the Lenders may at any time and from time to time enter into with Astec.
Termination. Astec's obligations hereunder shall continue in full force and effect until AFS Obligations are indefeasibly paid in full and this Agreement is terminated, provided that this Article XVI shall continue to be effective or shall be reinstated, as the case may be, if at any time payment or other satisfaction of any of the AFS Obligations is rescinded or must otherwise be restored or returned upon the bankruptcy, insolvency, or reorganization of
AFS, or otherwise, as though such payment had not been made or other satisfaction occurred, whether or not the Lenders or the Agent is in possession of this Agreement. No invalidity, irregularity or unenforceability by reason of the federal bankruptcy code or any insolvency or other similar law, or any law or order of any government or agency thereof purporting to reduce, amend or otherwise affect the AFS Obligations shall impair, affect, be a defense to or claim against the obligations of Astec under this Article XVI.
Effect of Bankruptcy. Astec's obligations under this Article XVI shall survive the insolvency of AFS and the commencement of any case or proceeding by or against AFS under the federal bankruptcy code or other federal, state or other applicable bankruptcy, insolvency or reorganization statutes. No automatic stay under the federal bankruptcy code or other federal, state or other applicable bankruptcy, insolvency or reorganization statutes to which any AFS is subject shall postpone the obligations of Astec under this Article XVI.
Setoff. Regardless of the other means of obtaining payment of any of the AFS Obligations, each of the Agent and the Lenders is hereby authorized at any time and from time to time, without notice to Astec (any such notice being expressly waived by Astec) and to the fullest extent permitted by law, to set off and apply such deposits and other sums against the obligations of Astec under this Article XVI, whether or not the Agent and the Lenders shall have made any demand under this Article XVI and although such obligations may be contingent or unmatured.
Further Assurances. Astec agrees to do all such things and execute all such documents as the Agent and the Lenders may consider necessary or desirable to give full effect to this Article XVI and to perfect and preserve the rights and powers of the Agent and the Lenders hereunder.

[Signature Pages Follow]


IN WITNESS WHEREOF, the Borrowers, the Lenders and the Agent have executed this Agreement as of the date first above written.


ASTEC INDUSTRIES, INC.
By: /s/F. McKamy Hall
Print Name: F. McKamy Hall
Title: Vice President, Treasurer
Address: 4101 Jerome Avenue
Chattanooga, Tennessee 37407
Facsimile: (423) 867-4127
Telephone: (423) 867-4210
Attention: F. McKamy Hall

ASTEC FINANCIAL SERVICES, INC.
By: /s/ Albert E. Guth
Print Name: Albert E. Guth
Title: President
Address: 1725 Shepherd Road
Chattanooga, Tennessee 37421
Facsimile: (423) 899-4456
Telephone: (423) 899-5898
Attention: Albert E. Guth

For purposes of Section

2.11:
TRENCOR, INC.
By: /s/ F. McKamy Hall
Print Name: F. McKamy Hall
Title: Vice President, Treasurer
Address: 4101 Jerome Avenue
Chattanooga, Tennessee 37407
Facsimile: (423) 867-4127
Telephone: (423) 867-4210
Attention: F. McKamy Hall

BANK ONE, NA,  individually and as Agent
By: /s/ David T. McNeela
Print Name: David T. McNella
Title: Vice President
Address: 1 Bank One Plaza
Chicago, Illinois 60670
Facsimile: (312) 732-5296
Telephone: (312) 732-5730
Attention: David T. McNeela


SUNTRUST BANK, successor in interest to SunTrust
Bank Chattanooga, NA

By: /s/ Jon Long
Print Name: Jon Long
Title: Vice President
Address: 201 Fourth Avenue North
  Nashville, Tennessee  37219
Facsimile: (615) 748-5269
Telephone: (615) 748-5502
Attention: Jon Long

AMSOUTH BANK (successor-in-interest to First
   American National Bank)
By: /s/ Ryan Murphy
Print Name: Ryan Murphy
Title: Vice President
Address: 601 Market Center
Chattanooga, Tennessee  37402
Facsimile: (423) 752-1558
Telephone: (423) 752-1621
Attention: Ryan Murphy


Schedule 1
Revolving Commitments/Percentages


Lender            Revolving      Tranche A        Tranche B
                  Commitment     Commitment*      Commitment*     Percentage
Bank One, NA      $55,000,000    $47,666,667      $18,333,333     36-2/3%
Amsouth Bank**    $50,000,000    $43,333,333      $16,666,667     33-1/3%
SunTrust Bank.    $45,000,000    $39,000,000      $15,000,000     30%
Total             $150,000,000   $130,000,000*    $50,000,000*    100%


*The Tranche A Commitment and Tranche B Commitment of any Lender are sublimits of the Revolving
Commitment of such Lender and the obligation of any Lender to make Loans under the Tranche A
Commitment and the Tranche B Commitment is limited by the Revolving Commitment of such Lender and the limitations, terms and conditions set forth in Section 2.1.