Form 10-Q
period 2000-09-30
ASTEC INDUSTRIES INC
filed 2000-11-15
CIK 792987

THIS DOCUMENT IS A COPY OF THE QUARTERLY REPORT ON FORM 10-Q FOR
THE QUARTER ENDED SEPTEMBER 30, 2000 FILED ON NOVEMBER 15, 2000 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

SECURITIES & EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q


(Mark One)

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2000.

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

            YES 	     X							                       	NO _______



	Indicate the number of shares outstanding of each of the registrant's classes of stock as of the latest practicable date.

		         Class				                          Outstanding at November 8, 2000

 Common Stock, par value $0.20			                      19,265,209




ASTEC INDUSTRIES, INC.

INDEX

                                                            	Page Number
PART I - Financial Information

	Item 1.  	Financial Statements-Unaudited

		Consolidated Balance Sheets as of
 	September 30, 2000 and December 31, 1999		                     1

		Consolidated Statements of Income
		for the Three and Nine Months Ended
  September 30, 2000 and 1999			                                 2

		Consolidated Statements of Cash Flows
		for the Nine Months Ended September 30,
  2000 and 1999					                                             3

		Notes to Unaudited Consolidated Financial
		Statements				 	                                               5

	Item 2.  Management's Discussion and Analysis
        		of Financial Condition and Results
          of Operations				 	                                    8

PART II - Other Information

	Item 1.  Legal Proceedings			 		                                14

	Item 5.  Other Items					                                       14

	Item 6.  Exhibits and Reports on Form 8-K			                    14


PART I  FINANCIAL INFORMATION
Item 1.	Financial Statements

ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

ACCOUNT DESCRIPTION                         SEPTEMBER 30,     DECEMBER 31,
                                            2000              1999

(Unaudited)  (Note 1)
ASSETS
CURRENT ASSETS

CASH AND CASH EQUIVALENTS                  $   2,723          $    3,725
RECEIVABLES, NET                              75,394              81,366
INVENTORIES                                  118,143             104,842
PREPAID EXPENSES AND OTHER                    14,278              13,418
TOTAL CURRENT ASSETS                         210,538             203,351
PROPERTY AND EQUIPMENT, NET                  124,218             109,388
GOODWILL                                      34,073              36,300
OTHER ASSETS                                  10,220               6,398
TOTAL ASSETS                               $ 379,049           $ 355,437

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
NOTES PAYABLE                              $   4,159           $     85
CURRENT MATURITIES OF LONG-TERM DEBT             532                511
ACCOUNTS PAYABLE, TRADE                       29,421             36,430
OTHER ACCRUED LIABILITIES                     39,380             38,757
TOTAL CURRENT LIABILITIES                     73,492             75,783

LONG-TERM DEBT, LESS CURRENT MATURITIES      105,959            102,685
OTHER LONG-TERM LIABILITIES                    6,788              9,711
TOTAL SHAREHOLDERS' EQUITY                   192,810            167,258
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $379,049           $355,437



ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(IN THOUSANDS)
(UNAUDITED)

                        THREE MONTHS ENDED            NINE MONTHS ENDED
                        SEPTEMBER 30,                 SEPTEMBER 30,
                        2000          1999            2000         1999
NET SALES               $103,036      $106,886        $403,634     $339,322
COST OF SALES             78,428        79,107         304,410      249,695
GROSS PROFIT              24,608        27,779          99,224       89,627
S,G, A & E  EXPENSES      17,955        14,830          55,927       44,600
INCOME FROM OPERATIONS     6,653        12,949          43,297       45,027
INTEREST EXPENSE           1,916         1,065           6,204        2,707
OTHER INCOME, NET
  OF EXPENSE                 596           989           3,485        2,851
INCOME BEFORE
  INCOME TAXES             5,333        12,873          40,578       45,171
INCOME TAXES               1,926         4,958          15,825       17,534
NET INCOME              $  3,407      $  7,915       $  24,753    $  27,637



EARNINGS PER
  COMMON SHARE
          BASIC         $  0.18       $  0.41        $   1.29     $   1.45
          DILUTED       $  0.17       $  0.40        $   1.25     $   1.38

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING
          BASIC         19,181,748    19,100,919     19,180,756   19,047,564
          DILUTED       19,608,758    20,018,128     19,763,262   19,981,991




ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                   SEPTEMBER 30        SEPTEMBER 30
                                   2000                1999

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                         $  24,753           $  27,637

ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
DEPRECIATION AND AMORTIZATION         11,602               8,355
PROVISION FOR DOUBTFUL ACCOUNTS          365                 519
PROVISION FOR INVENTORY RESERVE          600                 427
PROVISION FOR WARRANTY RESERVE         2,519               3,116
(GAIN) ON SALE OF FIXED ASSETS           (66)               (232)
(GAIN) ON SALE OF LEASE PORTFOLIO     (2,119)               (657)

(INCREASE) DECREASE IN:
TRADE RECEIVABLES                        985             (13,105)
FINANCE RECEIVABLES                  (13,938)            (14,340)
INVENTORIES                          (13,902)             (5,603)
PREPAID EXPENSES AND OTHER              (859)             (1,578)
OTHER RECEIVABLES                     (1,357)                229
OTHER  NON-CURRENT ASSETS             (4,141)                939

INCREASE (DECREASE) IN:
ACCOUNTS PAYABLE                      (7,008)                369
ACCRUED PRODUCT WARRANTY              (2,867)             (2,800)
OTHER ACCRUED LIABILITIES             (5,977)                (43)
INCOME TAXES PAYABLE                   4,025               3,706
                                    _________           _________
                                     (32,138)            (20,698)
                                    _________           _________
NET CASH PROVIDED (USED)
  BY OPERATING ACTIVITIES             (7,385)              6,939
                                    _________           _________

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALE OF PROPERTY AND
  EQUIPMENT, NET                          124                109
PROCEEDS FROM SALE AND REPAYMENT
  OF LEASE PORTFOLIO                   56,055             32,368
EXPENDITURES FOR - PROPERTY
  AND EQUIPMENT                       (13,743)           (21,095)
EXPENDITURES FOR EQUIPMENT
  ON OPERATING LEASE                  (44,221)           (27,245)
CASH PAYMENTS IN CONNECTION
  WITH BUSINESS COMBINATION,
  NET OF ACQUISITION'S CASH BALANCE                      (18,500)
                                      ________           ________
NET CASH USED BY INVESTING
  ACTIVITIES                           (1,785)           (34,363)
                                      ________           ________

CASH FLOWS FROM FINANCING ACTIVITIES:
NET BORROWINGS UNDER REVOLVING CREDIT
  AGREEMENT                             3,294              8,158
NET BORROWINGS UNDER LOAN AND NOTE
  AGREEMENTS                            4,074             14,939
PROCEEDS FROM ISSUANCE OF
  COMMON STOCK                            834              1,673
                                       ______             _______
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                            8,202             24,770
                                       ________           ________
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH                                 (34)              (106)
                                       ________           ________
NET (DECREASE) IN CASH                 (1,002)            (2,760)
CASH AT BEGINNING OF PERIOD             3,725              5,353
                                       ________           ________
CASH AT END OF PERIOD
                                     $  2,723           $  2,593


ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X promulgated under the Securities Act of 1933. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain reclassifications were made to the prior year presentation to conform to the current year presentation. For further information, refer to the consolidated financial statements and footnotes included in the Astec Industries, Inc. and subsidiaries annual report on Form 10-K for the year ended December 31, 1999.

Note 2.  Receivables.
Receivables are net of allowance for doubtful accounts of $2,028,000 and $1,966,000 for September 30, 2000 and December 31, 1999, respectively.

Note 3.  Inventories
	Inventories are stated at the lower of first-in, first-out cost or market and consist of the following:

                                            (in thousands)
                             September 30, 2000       December 31, 1999
Raw Materials                $  39,952                $  45,641
Work-in-Process                 24,505                   15,884
Finished Goods                  53,686                   43,317
Total                        $ 118,143                $ 104,842


Note 4.  Property and Equipment
Property and equipment is stated at cost. Property and equipment is net of accumulated depreciation of $52,532,000 and $44,013,000 for September 30, 2000 and December 31, 1999, respectively.


Notes to Unaudited Financial Statements  -  Continued

Note 5.  Earnings Per Share
	Basic and diluted earnings per share are calculated in accordance with SFAS No. 128. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities.
The following table sets forth the computation of basic and diluted earnings per share:


                     Three Months Ended           Nine Months Ended
                        September 30,                September 30,
                     2000          1999           2000           1999
Numerator:
Net income           $3,407,000    $7,915,000     $24,753,000    $27,637,000
Denominator:
  Denominator for
  basic earnings
  per share          19,181,748    19,100,919      19,180,756     19,047,564
Effect of dilutive
securities:
Employee stock
  options               427,010       917,209         582,506       934,427
Denominator for
  diluted
  earnings per share 19,608,758    20,018,128      19,763,262    19,981,991

Earnings per
common share:
  Basic              $     0.18    $     0.41      $     1.29    $     1.45
  Diluted            $     0.17    $     0.40      $     1.25    $     1.38


Note 6.  Comprehensive Income
Total comprehensive income was $24,753,000 for the nine months ended September 30, 2000 and $27,637,000 for the nine months ended September 30, 1999.

Note 7.  Contingent Matters
	Certain customers have financed purchases of Astec products through arrangements in which the Company is contingently liable for customer debt aggregating approximately $12,131,000 at September 30, 2000 and $11,776,000 at December 31, 1999.

Note 8.  Segment Information

                               (in thousands)
                             Three months ended
                             September 30, 2000

            Hot-mix   Aggregate    Mobile Asphalt    Pipeline and
            Asphalt   Processing   Construction      Underground Utility   All
            Plants    Equipment    Equipment         Construction Group    Others     Total

Revenues
from
external
customers   $41,785   $31,401      $10,840           $17,971               $1,039     $103,036

Intersegment
revenues      6,686     5,776          167                99                  716       13,444

Segment
profit        3,494     1,721          546             1,896               (4,250)       3,407

                             Three months ended
                             September 30, 1999

              Hot-mix   Aggregate   Mobile Asphalt   Pipeline and
              Asphalt   Processing  Construction     Underground Utility    All
              Plants    Equipment   Equipment        Construction Group     Others      Total
Revenues from
external
customers     $44,652   $41,629     $14,810          $4,887                 $  908      $106,886

Intersegment
revenues        4,958     1,854         303              20                    913         8,048

Segment
profit          6,522     4,781       2,307            (535)                (5,160)        7,915

                             (in thousands)
                           Nine months ended
                          September 30, 2000


                                      Mobile        Pipeline and
                Hot-mix    Aggregate  Asphalt       Underground
                Asphalt    Processing Construction  Utility             All
                Plants     Equipment  Equipment     Construction Group  Others    Total
Revenues from
external
customers       $150,484   $143,262   $51,340       $56,664             $1,884    $403,634

Intersegment
revenues          12,670     12,859       221           505              2,624      28,879

Segment profit    16,750     16,044     7,996         5,408            (21,445)     24,753

                                 Nine months ended
                                 September 30, 1999

                   Hot-mix   Aggregate  Mobile Asphalt  Pipeline and
                   Asphalt   Processing Construction    Underground Utility  All
                   Plants    Equipment  Equipment       Construction Group   Others     Total
Revenues from
external
customers          $142,222  $118,045   $58,154         $18,083              $2,818     $339,322

Intersegment
revenues            13,317      9,399    (1,826)             55               2,823       23,768

Segment
profit              20,676     15,605    11,063             273             (19,980)      27,637

In prior periods the Pipeline and Underground Utility Construction
Group did not meet the requirements for disclosure as a separate reportable segment. American Augers, Inc., which the Company acquired in October 1999, and Trencor, Inc. comprise the Pipeline and Underground Utility Construction segment.

Reconciliations of the reportable segment totals for profit or loss to the Company's consolidated totals are as follows:

                                					           (in thousands)
                                        Three months ended September 30,
                                        2000                1999
Profit:
Total profit for reportable segments    $8,218              $13,120
Other profit (loss)                     (4,255)              (5,160)
Equity in (loss)/income of
  joint venture                              5                    -
Elimination of intersegment profit        (561)                 (45)
Total consolidated net income            3,407                7,915

Notes to Unaudited Financial Statements  -  Continued

                                     		       (in thousands)
                                        Nine months ended September 30,
                                        2000                1999
Profit:
Total profit for reportable segments    $46,038             $47,662
Other profit (loss)                     (21,411)            (20,032)
Equity in (loss)/income of joint venture    (34)                 52
Elimination of intersegment profit          160                 (45)
Total consolidated net income           $24,753             $27,637

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

Results of Operations

	For the three months ended September 30, 2000, net sales decreased to $103,036,000 from $106,886,000 for the three months ended September 30, 1999, representing a 3.6% decrease. The Company completed three acquisitions during the last two quarters of 1999. The 1999 third quarter consolidated financial statements include the operating results of Breaker Technology, Inc. since August 13, 1999, and include operating results of American Augers, Inc. and Superior Industries of Morris, Inc. for the last two months of 1999. The prior year acquisitions accounted for $22,741,000 or approximately 28.3% of the net sales during the third quarter of 2000. International sales for the third quarter of 2000 increased to $13,425,000 from $8,938,000 for the same period of 1999 with approximately 19% of the third quarter international sales coming from Breaker Technology, Inc.

              Net sales for the nine months ended September 30, 2000 increased approximately 19.0% to $403,634,000 from $339,322,000 for the same period of 1999. For the nine months ended September 30, 2000, $80,160,000 of total net sales is attributable to the three acquisitions that occurred during the last two quarters of 1999.


	Gross profit for the three months ended September 30, 2000 decreased to $24,608,000 from $27,779,000 for the three months ended September 30, 1999, while the gross profit percentage for the three months ended September 30, 2000 decreased to 23.9% from 26.0% for the three months ended September 30, 1999. One aggregate company and the pipeline and underground utility construction group had improved gross profit margins for the third quarter of 2000 compared to the same prior year period.

 Gross profit for the nine months ended September 30, 2000 was $99,224,000 compared to $89,627,000 for the same period of 1999. The gross profit percentage for the nine months ended September 30, 2000 was 24.6% compared to 26.4% for the nine months ended September 30, 1999. The decrease in the gross profit percentage for the three and nine months ended September 30, 2000 related primarily to less than expected sales volume, under utilization of plant capacity and competitive pricing strategies.

	Selling, general and administrative expenses for the three months ended September 30, 2000 were $17,955,000 or 17.4% of net sales, compared to $14,830,000 or 13.9% of net sales for the three months ended September 30, 1999. Approximately $3,066,000, or 98.1% of the increase in selling, general and administrative expenses for the three months ended September 30, 2000 compared to the same quarter in 1999, related to the 1999 acquisitions that occurred during the last two quarters of 1999.

Selling, general and administrative expenses for the nine months ended September 30, 2000 increased to $55,927,000, or 13.9% of net sales, from $44,600,000, or 13.1% of net sales, for the nine months ended September 30, 1999, an increase of $11,327,000, or 25.4%. Approximately 84.8% of the increase in selling, general and administrative expenses for the nine months ended September 30, 2000 compared to the same period last year related to the 1999 acquisitions.

	Interest expense increased to $1,916,000 for the three months ended September 30, 2000 from $1,065,000 for the three months ended September 30, 1999. Interest expense as a percentage of net sales increased to approximately 1.9% for the three months ended September 30, 2000 from 1.0% for the quarter
ended September 30, 1999.   Interest expense for the nine months ended
September 30, 2000 compared to the nine months ended September 30, 1999 increased to $6,204,000 from $2,707,000. Interest expense was 1.5% and 0.8% of net sales for the nine months ended September 30, 2000 and 1999, respectively. The increase in interest expense related mainly to debt incurred in connection with the 1999 acquisitions.

	Other income, net of other expense, was $596,000, or 0.6% of net sales for the quarter ended September 30, 2000, compared to other income, net of expense of $989,000, or 0.9% of net sales for the quarter ended September 30, 1999. The decline in other income, net of other expense, was the result of less gain due to the sale of a smaller portfolio of leases during the third quarter of 2000 compared to the third quarter of 1999. Other income, net of other expense for the nine months ended September 30, 2000 was $3,485,000 compared to other income, net of other expense for the nine months ended September 30, 1999 of $2,851,000, an increase of $634,000. The increase in other income, net of other expense, for the nine months ended September 30, 2000 related largely to gains from lease portfolio sales during the entire period.

	Income tax expense for the third quarter of 2000 decreased to $1,926,000 from $4,958,000 for the quarter ended September 30, 1999, a decrease of $3,032,000 or 61.1%. Tax expense is 1.9% and 4.6% of net sales for the three months ended September 30, 2000 and 1999, respectively. Income tax expense for the nine months ended September 30, 2000 was $15,825,000 or 3.9% of net sales, while income tax expense for the nine months ended September 30, 1999 was $17,534,000, or 5.2% of net sales. The effective tax rate for the three and nine months ended September 30, 2000 was 36.1% and 39.0%, respectively.
The effective tax rate for the three and nine months ended September 30, 1999 was 38.5% and 38.8%, respectively.

	Backlog of orders at September 30, 2000 was $62,882,000 compared to $85,352,000 at September 30, 1999, restated for acquisitions. The backlog of confirmed orders on September 30, 2000 was down due primarily to decreased asphalt plant orders at Astec, Inc.



Liquidity and Capital Resources

	As of September 30, 2000, the Company had working capital of $137,046,000 compared to $114,889,000 at December 31, 1999.

	Total short-term borrowings, including current maturities of long-term debt, were $4,690,000 at September 30, 2000 compared to $596,000 at September 30, 1999. A financing agreement for imported manufacturing inventory accounts for $4,044,000 of the short-term borrowings at September 30, 2000, while outstanding Industrial Development Revenue Bonds accounted for $500,000 of the current maturities of long-term debt at September 30, 2000 and December 31, 1999.

Long-term debt, less current maturities, increased to $105,959,000 at September 30, 2000 from $102,685,000 at December 31, 1999, an increase of $3,274,000. At September 30, 2000 debt of approximately $86,195,000 was outstanding under the revolving credit facility and $19,700,000 was the aggregate principal amount of Industrial Revenue Bonds outstanding. The increase in debt from December 31, 1999 relates to use of the revolving credit facility to fund working capital needs.

	Capital expenditures in 2000 for plant expansion and for further modernization of the Company's manufacturing processes are expected to be approximately $19,000,000. The Company expects to finance these expenditures using the revolving credit facility. Capital expenditures for the nine months ended September 30, 2000 were $13,716,000.

Effective April 7, 2000, the Company renegotiated its revolving credit facility and increased the amount of available credit from $90,000,000 to $150,000,000. As part of the revolving credit facility, Astec Industries, Inc. may borrow up to $130,000,000, while Astec Financial Services, Inc. has a segregated portion of up to $50,000,000 for a total borrowing limit of $150,000,000. The Company had two term loans related to the 1999 acquisitions outstanding at December 31, 1999 totaling $35,000,000, which were rolled into the revolving credit facility. At September 30, 2000, the Company's total outstanding debt under the revolving credit facility was $86,195,000 with Astec Financial Services' portion at $20,195,000 on that date. Advances to Astec Financial Services, Inc. under this line of credit are limited to "Eligible Receivables" of Astec Financial Services, Inc. as defined in the credit agreement that governs the credit facility. The Company was in compliance with all financial covenants related to the revolving credit facility as of September 30, 2000.

In early October 2000, the Company completed two strategic acquisitions. Carlson Paving Products, Inc., located in Tacoma, Washington, which designs, manufactures and markets asphalt paver screeds. A screed is a critical component of an asphalt paver which places, spreads and smoothes asphalt being applied to the road surface. The purchase price for the acquisition was $9,400,000 of which approximately $6,900,000 was paid in cash and the remainder, based on final net worth of the acquisition, will be paid in the form of Astec stock.

The Company also acquired Osborn, a South African-based materials handling and processing products arm of the Boart-Longyear Division of Anglo Operations Limited. The acquired company will be known as Osborn Engineered Products SA (Pty.), Ltd., a subsidiary of Astec Industries, Inc., and will continue to be headquartered in Johannesburg, South Africa. The Company paid approximately $2,800,000 cash for eighty-eight percent of the net assets of Osborn.

The cash paid for the above acquisitions was borrowed from the Company's unsecured revolving credit facility with Bank One.


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

	A significant portion of our revenues relates to the sale of equipment that produces asphalt mix. A major component of asphalt is oil and asphalt prices correlate with the price and availability of oil. A material rise in the price of oil or a material decrease in the availability of oil would increase the cost of producing asphalt, which would likely decrease demand for asphalt, resulting in decreased demand for our products. This could have a material adverse effect on our revenues and results of operations. In fact, rising gasoline, diesel fuel and liquid asphalt prices have significantly increased the operating and raw material costs and therefore reduced the profits of our contractor customers, causing them to delay some of their equipment purchases. We expect this market condition to remain throughout the fourth quarter of 2000 and to result in intensified pricing competition that will continue to negatively impact sales and earnings for the remainder of the year.

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

-including rising interest rates;

-a decrease in the availability of funds for construction;

-labor disputes in the construction industry causing work stoppages;

-rise in gas and fuel oil prices;

-energy or building materials shortages; and

-inclement weather.

General economic downturns, including any downturns in the commercial construction industry, could result in a material decrease in our revenues and operating results.

Acquisitions that we have made in the past and future acquisitions involve risks that could adversely affect our future financial results

We have completed ten acquisitions since 1994 and plan to acquire additional businesses in the future. We cannot guarantee that we will achieve the benefits expected to be realized from our acquisitions. Our future success may be limited because of unforeseen expenses, difficulties, complications, delays and other risks inherent in acquiring businesses, including the following:

-we may have difficulty integrating the financial and administrative functions of acquired businesses

-acquisitions may divert management's attention from our existing operations

-we may have difficulty in competing successfully for available acquisition candidates, completing future acquisitions or accurately estimating the financial effect of any businesses we acquire

-we may have delays in realizing the benefits of our strategies for an acquired business

-we may not be able to retain key employees necessary to continue the operations of the acquired business

-acquisition costs may deplete significant cash amounts or may decrease our operating income

-we may choose to acquire a company that is less profitable than we are or has lower profit margins than we do

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

We face risks of managing and expanding in international markets

	For the first three quarters of 2000, international sales represented approximately 10.5% of our total sales. We plan to continue to increase our presence in international markets. In connection with any increase in international sales efforts, we will need to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist. In addition, international revenues are subject to the following risks:

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

-requiring that all shareholders entitled to vote on an action provide written consent in order for shareholders to act without holding a shareholders meeting; and

-the Tennessee Control Share Acquisition Act.

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

	No reports on Form 8-K have been filed during the quarter ended September 30, 2000.




SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     ASTEC INDUSTRIES, INC.
                           (Registrant)



                                         	 						/s/ J. Don Brock
       Date 11/14/2000				                          	J. Don  Brock
    				          		        	                        Chairman of the Board
						      	                                        and President





                                           						/s/ F. McKamy Hall
    	   Date 11/14/2000			                           F. McKamy Hall
							                                              Vice President
                                                     and Chief	Financial
                                                     Officer