Form 10-K
period 2000-12-31
ASTEC INDUSTRIES INC
filed 2001-03-23
CIK 792987

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to ____________________
Commission file number 0-14714
ASTEC INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)
Tennessee (State or other jurisdiction of incorporation or organization)	62-0873631 (I.R.S. Employer Identification No.)
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
Yes X No ____

(Form 10-K Cover Page - Continued)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $187,698,000 based upon the closing sales price reported by the NASDAQ National Market on March 15, 2001, using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by all directors and executive officers of the registrant, some of whom may not be held to be affiliates upon judicial determination .

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
As of March 15, 2001
Common Stock, par value $.20 - 19,331,567 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents have been incorporated by reference into the Parts of this Annual Report on Form 10-K indicated:
Document Proxy Statement relating to Annual Meeting of Shareholdersto be held on April 25, 2001	Form 10-K Part III
ASTEC INDUSTRIES, INC.
2000 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS
PART I	Page
Item 1. Business	1
Item 2. Properties	16
Item 3. Legal Proceedings	18
Item 4. Submission of Matters to a Vote of Security Holders	18
Executive Officers of the Registrant	19
PART II
Item 5. Market for Registrant's Common Equity and Related Shareholder Matters	20
Item 6. Selected Financial Data	21
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	21
Item 8. Financial Statements and Supplementary Data	21
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	21
PART III
Item 10. Directors and Executive Officers of the Registrant	21
Item 11. Executive Compensation	21
Item 12. Security Ownership of Certain Beneficial Owners and Management	21
Item 13. Certain Relationships and Related Transactions	22
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K	22

Appendix A	A-1

Signatures

-iii-

PART I

Item 1. BUSINESS
General

Astec Industries, Inc. (the "Company") is a Tennessee corporation, which was incorporated in 1972. The Company designs, engineers, manufactures, markets, and finances equipment and components used primarily in road building and related construction activities. The Company's products are used in each phase of road building, from quarrying and crushing the aggregate to application of the road surface. In addition, the Company is partner in a joint venture that makes testing and sampling equipment for the asphalt mix and aggregate processing industries. The Company also manufactures certain equipment and components unrelated to road construction, including trenching, auger boring, directional drilling, environmental remediation and industrial heat transfer equipment. The Company holds 89 United States and 69 foreign patents, has 50 patent applications pending, and has been responsible for many technological and engineering innovations in the industry. The Company's products are marketed both domestically and internationally. In addition to plant and equipment sales, the Company manufactures and sells replacement parts for equipment in each of its product lines. The distribution and sale of replacement parts is an integral part of the Company's business.

The Company's fourteen manufacturing subsidiaries are: (i) Breaker Technology Ltd., which designs, manufactures and markets rock breaking and processing equipment and utility vehicles for mining; (ii) Johnson Crushers International, Inc., which designs, manufactures and markets portable and stationary aggregate and ore processing equipment; (iii) Kolberg-Pioneer, Inc., which designs, manufactures and markets aggregate processing equipment for the crushed stone, manufactured sand, recycle, top soil and remediation markets; (iv) Osborn Engineered Products SA (Pty) Ltd., which designs, manufactures and markets crushers, vibratory screening equipment and turnkey plants and mills; (v) Production Engineered Products, Inc., which designs, manufactures and markets high-frequency vibrating screens for sand and gravel and asphalt operations; (vi) Superior Industries of Morris, Inc., which designs, manufactures and markets conveyors and idlers; (vii) Telsmith, Inc., which designs, manufactures and markets aggregate processing equipment for the production and classification of sand, gravel, and crushed stone for road and other construction applications; (viii) Astec, Inc., which designs, manufactures and markets hot-mix asphalt plants, soil purification and related components; (ix) CEI Enterprises, Inc., which designs, manufactures and markets heat transfer equipment and polymer and rubber blending systems for the hot-mix asphalt industry; (x) Heatec, Inc., which designs, manufactures and markets thermal fluid heaters, asphalt heaters, polymer and rubber blending systems and other heat transfer equipment used in the Company's asphalt mixing plants and in other industries; (xi) American Augers, Inc., which designs, manufactures and markets auger boring and directional drilling equipment; (xii) Trencor, Inc., which designs, manufactures and markets chain and wheel trenching equipment and excavating equipment; (xiii) Carlson Paving Products, Inc., which designs, manufacturers and markets asphalt paver screeds; and (xiv) Roadtec, Inc., which designs, manufactures and markets milling machines used to recycle asphalt and concrete, asphalt paving equipment and material transfer vehicles.

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

Astec Systems, Inc. was formed late in 2000 in response to market demand for a new generation of modular aggregate processing plants. Astec Systems is not a manufacturing entity but designs and markets modular systems using the engineering capabilities of and equipment manufactured by the Aggregate and Mining Group and the construction expertise of Astec, Inc. As of December 31, 2000, three modular aggregate processing plants were under construction.

The Company is a 50% shareholder of Pavement Technology, Inc. ("PTI"). PTI manufactures innovative testing and sampling equipment and sells complete asphalt mix design laboratories assembled from PTI and third-party equipment. The pavement analyzer technology has captured the interest of state departments of transportation, universities and contractors as a new standard for measuring pavement performance of hot-mix asphalt. The pavement technology product line enhances the services and equipment the Company is able to provide to its customers.

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

The Company's business units have separate management teams and offer different products and services. The business units have been aggregated into four reportable business segments based upon the nature of the product or services produced, the type of customer for the products and the nature of the production process. The reportable business segments are (i) Asphalt Group, (ii) Aggregate and Mining Group, (iii) Mobile Asphalt Paving Group and (iv) Underground Group. All remaining companies are included in the "Other Business Units" category for reporting.

Financial information in connection with the Company's financial reporting for segments of a business under SFAS 131 is included in Note 12 to "Notes to Consolidated Financial Statements - Operations by Industry Segment and Geographic Area," appearing at Page A-20 of this report.

Asphalt Group

The Asphalt Group segment is made up of three business units, Astec, Inc., Heatec, Inc. and CEI Enterprises, Inc. These business units design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other non-related industries.

Products

Astec, Inc. designs, engineers, manufactures and markets a complete line of portable, stationary and relocatable hot-mix asphalt plants and related components under the ASTEC® trademark. An asphalt mixing plant typically consists of heating and storage equipment for liquid asphalt (manufactured by Heatec), cold feed bins for storing aggregates, a drum mixer for drying, heating and mixing, a baghouse composed of air filters and other pollution control devices, hot storage bins or silos for temporary storage of hot-mix asphalt and a control house. The Company introduced the concept of plant portability in 1979. Its current generation of portable asphalt plants is marketed as the Six PackTM and consists of six portable components, which can be disassembled, moved to the construction site and reassembled, which reduces relocation expenses. Plant portability represents an industry innovation developed and successfully marketed by the Company. In 1996, an improved version of the Six PackTM plant was developed, making it considerably easier to assemble and capable of being separated into movable parts for transport without the use of a crane. This design eliminated the use of cranes for disassembly or erection. The enhanced version of the Six PackTM, known as the Turbo Six PackTM, is a highly portable plant which is especially useful in less populated areas where plants must be moved from job to job.

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

Heatec, Inc. designs, engineers, manufactures and markets a variety of thermal fluid heaters, process heaters, waste heat recovery equipment, liquid storage systems and polymer and rubber blending systems under the HEATEC® trademark. For the construction industry, Heatec manufactures a complete line of asphalt heating and storage equipment to serve the hot-mix asphalt industry and water heaters for concrete plants. In addition, Heatec builds a wide variety of industrial heaters to fit a broad range of applications, including equipment for emulsion plants, roofing material plants, refineries, chemical processing, rubber plants and the agribusiness. Heatec has the technical staff to custom design heating systems and has systems operating as large as 50,000,000 BTU's per hour.

CEI Enterprises, Inc. ("CEI"), designs, engineers, manufactures and markets heating equipment and storage tanks for the asphalt paving industry and rubber and polymer blending systems. CEI's heating equipment uses hot oil, direct fired or electric heating processes. CEI's equipment includes portable and stationary tank models with capacities up to 35,000 gallons each.

Marketing

The Company markets its hot-mix asphalt and heat transfer products both domestically and internationally. The principal purchasers of asphalt and related equipment include highway contractors and foreign and domestic governmental agencies. Asphalt equipment is sold directly to its customers with domestic and international sales departments. Outside dealers are not used to market hot-mix asphalt products, but agents are used to market asphalt plants and their components internationally.

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

Competition

This industry segment faces strong competition in price, service and product performance and competes with both large publicly held companies with resources significantly greater than those of the Company and with various smaller manufacturers. Hot-mix asphalt plant competitors include CMI Corporation; Cedarapids, Inc., a subsidiary of Terex Corporation; and Gencor Industries, Inc. The market for the Company's heat transfer equipment is diverse because of the multiple applications for such equipment. Competitors for heating equipment include Gencor/Hyway Heat Systems, American Heating, Gentec and GTS Energy Systems.

Employees

At December 31, 2000, the Asphalt Group segment employed 1,114 individuals, of which, 913 were engaged in manufacturing, 80 in engineering and 121 in selling, general and administrative functions.

Backlog

The backlog for the hot-mix asphalt and heat transfer equipment at December 31, 2000 and 1999 was approximately $41,203,000 and $59,350,000, respectively.

Aggregate and Mining Group

The Company's Aggregate and Mining Group is comprised of eight business units focused on the aggregate, metallic mining and recycle markets. Seven of the subsidiaries achieve their strength by distributing products into niche markets and drawing on the advantages of brand recognition in the global market. These business units are Breaker Technology Ltd., Johnson Crushers International, Inc., Kolberg-Pioneer, Inc., Osborn Engineered Products, SA (Pty) Ltd., Production Engineered Products, Inc., Superior Industries of Morris, Inc., and Telsmith, Inc. The eighth subsidiary, Astec Systems, Inc., designs and markets aggregate processing systems comprised of equipment manufactured by the other seven subsidiaries in this segment and from selected equipment of the Asphalt Group.

Products

Founded in 1906, Telsmith, Inc. is the oldest subsidiary of the group. The primary markets served under the TELSMITH® trade name are the aggregate and metallic mining industries. Telsmith's core products are cone (Gyrasphere ® ), jaw and impact crushers, which are recognized for their reliability. A wide range of vibrating feeders for primary crushing operations are complemented with large vibrating screens for the difficult scalping applications and sizing screens to handle the most rigorous specifications of finished aggregate products. Telsmith offers all their products as portables that are easily relocated to quarry sites to minimize the costs of transporting crushed stone. Equipment furnished by Telsmith can be purchased as individual components, as portable plants for flexibility or as completely engineered systems for both portable and stationary applications.

The stringent demands for quality aggregate to meet the specifications of the "Superpave" asphalt mixes has led to Telsmith's development of the Silver Bullet™ narrow band cone crusher, which provides unparalleled results in producing a cubical product, as well as enhancing overall machine productivity.

In metallic mining operations, TELSMITH® equipment is used in primary crushing stages after the material has been blasted from the deposit. Secondary and tertiary crushing equipment, as well as vibrating screens, are employed in systems to reduce the material down to sizes for grinding mill feed or leech bed processes.

In 1994, Telsmith received ISO 9001 certification, the international standard of quality assurance in the design, development, production, installation and servicing of their products. This designation is recognition of the quality of Telsmith products and services in the worldwide marketplace.

Kolberg-Pioneer, Inc. ("KPI") designs, manufactures and supports a complete line of aggregate processing equipment for the sand and gravel, mining, quarrying and concrete recycling markets. KPI manufactures the well-known Pioneer ® and Kolberg® product lines.

Pioneer® products include a complete line of primary, secondary, tertiary and quaternary crushers, including jaws, cones, horizontal shaft impactors, vertical shaft impactors and roll crushers. Kolberg-Pioneer rock crushers are used by mining, quarrying and sand and gravel producers to crush oversized aggregate to salable size. Vibrating feeders are used to convey aggregate to the primary crusher operations. The incorporation of vibrating grizzly feeders and vibrating scalpers allows small material to bypass the primary crusher.

Kolberg® sand classifying and washing equipment is relied upon to clean, segregate and re-blend deposits to meet the size specifications for critical applications. The product line includes fine and coarse material washers, log washers, blade mills and sand classifying tanks. Screening plants are available in both stationary and highly portable models, and are complemented by a full line of radial stacking and overland belt conveyors.

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

PEP's latest product development, the highly successful "Fold'n Go" plant, incorporates features that allow aggregate producers to efficiently manufacture asphalt chips and manufactured sand. This unit, with its on-plant stockpiling conveyors and its own power source, is totally self-contained.

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

JCI™ cone crushers are used primarily in secondary and tertiary crushing applications, and come in both manual and remotely adjusted models. Horizontal screens are low-profile machines for use primarily in portable applications. They are used to separate aggregate materials by sizes. Portable plants combine various configurations of cone crushers, horizontal screens and conveyors mounted on tow-away chassis. Because transportation costs are high, producers use portable equipment to operate nearer to their job sites. Portable plants allow the aggregate producers to quickly and efficiently move their equipment from one location to another.

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

Osborn Engineered Products, SA (Pty) Ltd. ("Osborn") designs, manufactures and markets a complete line of bulk material handling and minerals processing plants and equipment. This equipment is used in the aggregate, mineral mining, metallic mining and recycle industries. Osborn has been a licensee of Telsmith's technology for over fifty years. In addition to the Telsmith line of equipment, Osborn offers rotary and roll crushers, mills, portable crushing and screening plants, conveyor systems and idlers, and a line of IFE screens.

Astec Systems, Inc. was formed late in 2000 in response to market demand for a new generation of modular aggregate processing plants. Astec Systems is not a manufacturing entity but designs and markets modular systems using the engineering capabilities of and equipment manufactured by the Aggregate and Mining Group and the construction expertise of Astec, Inc. As of December 31, 2000, three modular aggregate processing plants were under construction.

Marketing

Aggregate processing and mining equipment is marketed by 122 direct sales employees, approximately 516 independent domestic distributors and approximately 74 independent international distributors. The principal purchasers of aggregate processing equipment include highway and heavy equipment contractors, open mine operators, quarry operators and foreign and domestic governmental agencies.

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

Competition

The Aggregate and Mining Group faces strong competition in price, service and product performance. Aggregate processing and mining equipment competitors include Metso (Nordberg); Svedala Industri AB; Cedarapids, Inc.; Powerscreen and Finley, subsidiaries of Terex Corporation; Deister; Eagle Iron Works; and other smaller manufacturers, both domestic and international.

Employees

At December 31, 2000, the Aggregate and Mining Group segment employed 1,444 individuals, of which 988 were engaged in manufacturing, 128 in engineering and support functions, and 328 in selling, general and administrative functions.

Backlog

At December 31, 2000 and 1999, the backlog for the Aggregate and Mining Group was approximately $43,882,000 and $33,034,000, respectively. The 1999 backlog is restated for the acquisition of Osborn.

Mobile Asphalt Paving Group

The Mobile Asphalt Paving Group is comprised of Roadtec, Inc. and Carlson Paving Products, Inc. ("Carlson"). Roadtec designs, engineers, manufactures and markets asphalt pavers, material transfer vehicles and milling machines. Carlson designs and manufactures asphalt paver screeds that attach to the asphalt paver to control the width and depth of the asphalt as it is applied to the roadbed.

Products

Roadtec's patented Shuttle Buggy® is a mobile, self-propelled material transfer vehicle which allows continuous paving by separating truck unloading from the paving process while remixing the asphalt. A typical asphalt paver must stop paving to permit truck unloading of asphalt mix. By permitting continuous paving, the Shuttle Buggy® allows the asphalt paver to produce a smoother road surface. As a result of the pavement smoothness achieved with this machine, certain states are now requiring the use of the Shuttle Buggy®. Recent studies using infrared technology have revealed problems caused by differential cooling of the hot-mix during hauling. The Shuttle Buggy® remixes the material to a uniform temperature and gradation, thus eliminating these problems.

Asphalt pavers are used in the application of hot-mix asphalt to the road surface. Roadtec pavers have been designed to minimize maintenance costs while exceeding road surface smoothness requirements. Roadtec also manufactures a paver model that is designed for use with the material transfer vehicle described above.

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

Carlson's patented screeds are part of the asphalt paving machine that lays asphalt on the roadbed at a desired thickness and width, while smoothing and compacting the surface. Carlson screeds can be configured to fit many types of asphalt paving machines. A Carlson screed uses a hydraulic powered generator to electrify elements that heat a screed plate so that asphalt will not stick to it while paving. The generator is also available to power tools or lights for night paving. Available options allow extended paving widths and the addition of a curb on the road edge.

Marketing

Mobile Asphalt Paving equipment is marketed both domestically and internationally to highway and heavy equipment contractors, utility contractors and foreign and domestic governmental agencies. Mobile construction equipment is marketed both directly and through dealers. This segment employs 22 direct sales staff, 29 foreign independent distributors and 1 domestic independent distributor.

Raw Materials

Raw materials used in the manufacture of products include carbon steel and various types of alloy steel, which are normally purchased from steel mills and other sources. Raw materials for manufacturing are readily available.

Competition

The Mobile Asphalt Paving Group segment faces strong competition in price, service and performance. Paving equipment and screed competitors include Caterpillar Paving Products, Inc., a subsidiary of Caterpillar, Inc.; Blaw-Knox Construction Equipment Company, a subsidiary of Ingersoll-Rand Company; Cedarapids, Inc., a subsidiary of Terex Corporation; and Dynapac, a subsidiary of Svedala. The segment's milling machine equipment competitors include CMI Corporation; Caterpillar, Inc.; and Wirtgen America, Inc.

Employees

At December 31, 2000, the Mobile Asphalt Paving Group segment employed 331 individuals, of which, 237 were engaged in manufacturing, 21 in engineering and support functions, and 73 in selling, general and administrative functions.

Backlog

The backlog for the Mobile Asphalt Paving Group segment at December 31, 2000 and 1999 was approximately $2,131,000 and $1,925,000, respectively. The 1999 backlog is restated for the acquisition of Carlson.

Underground Group

The Underground Group segment consists of Trencor, Inc. and American Augers, Inc. This segment combines the marketing of the American Augers and Trencor products to be the innovative leader in both trenchless and trencher technology to install utilities and pipeline worldwide. In the previous year, Trencor and American Augers were included in the Other Business Units segment.

Products

Trencor, Inc. designs, engineers, manufactures and markets chain and wheel trenching equipment, canal excavators, rock saws, material processors and road miners.

With the ability to cut a trench through solid rock in a single pass, Trencor trenching equipment is among the toughest in the world. Utilizing a unique mechanical power train, Trencor machines are used to trench pipelines, lay fiber optic cable, cut irrigation ditches, insert highway drainage materials, and more. Trencor also makes foundation trenchers used in areas where drilling and blasting are prohibited. Trencor recently redesigned their line of hydrostatic side-shift trenchers to complement the heavy-duty hydrostatic rock saws used to install the rapidly growing worldwide network of fiber optic cable.

Trencor canal excavators are used to make finished and trimmed trapezoidal canal excavations within close tolerances primarily for irrigation systems. The rock saw is used to lay water and gas lines, fiber optic cable, and for constructing highway drainage systems, among other applications.

Four Road Miner® models are available with an attachment that allows them to cut a path up to twelve and a half feet wide and five feet deep on a single pass. The Road Miner® has applications in the road construction industry and in mining and aggregate processing operations.

American Augers, Inc. designs, manufactures, markets and sells a wide range of trenchless equipment. Today, American Augers is one of the largest manufacturers of auger boring machines in the world, designing and engineering state-of-the-art boring machines, directional drills and fluid/mud systems used in the underground construction or trenchless market. Augers plans to introduce three new directional drills during 2001, along with several new fluid/mud systems, giving it one of the broadest product lines in the industry. American Augers has over 2,000 customers throughout the world that operate in the sewer, power, fiber-optic telecommunication, electric, oil and gas, and water industries.

Marketing

Trencor and American Augers market their products domestically through direct sales representatives and internationally through both direct sales and independent dealers and sales agents.

Raw Materials

American Augers maintains excellent relationships with its suppliers and has experienced minimal turnover. The purchasing group has developed partnering relationships with many of the company's key vendors to improve just-in-time delivery and thus lower inventory. Steel is the predominant raw material used to manufacture Trencor's and American Augers' products. Components used are engines, hydraulic motors and pumps, gearboxes, power transmissions and electronics systems.

Competition

Competition for sales of trenching, excavating, auger boring, directional drilling, and fluid/mud equipment includes Charles Machine Works (Ditch Witch); J.I. Case; Vermeer and other smaller custom manufacturers.

Employees

At December 31, 2000, the Underground Group segment employed 368 individuals, of which, 264 were engaged in manufacturing, 35 in engineering and 69 in selling, general and administrative functions.

Backlog

The backlog for the Underground Group segment at December 31, 2000 and 1999 was approximately $2,336,000 and $2,263,000, respectively.

Other Business Units

This category consists of the Company's three other business units that do not meet the requirements for separate disclosure as an operating segment. These other operating units include Astec Financial Services, Inc., Astec Transportation, Inc. and the parent company Astec Industries, Inc. Revenues in this category are derived predominantly from operating leases and other financial products offered by Astec Financial Services, Inc., the Company's finance subsidiary.

Competition

Competitors of the captive finance company include General Electric Credit Corporation; The CIT Group; Associates First Capital Corporation; Safeco Credit Company, Inc. and local financial institutions.

Employees

At December 31, 2000, the Other Business Units segment employed 44 individuals, 10 of which were engaged in manufacturing operations and 34 in selling, general and administrative functions.

Common to All Operating Segments

Although the Company has four reportable business segments, the following information applies to all operating segments of the Company.

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

Employees

At December 31, 2000, the Company and its subsidiaries employed 3,301 individuals, of which 2,402 were engaged in manufacturing operations, 264 in engineering, including support staff, and 635 in selling, administrative and management functions.

Telsmith, Inc. has a labor agreement, which covers approximately 190 employees, that expires on October 13, 2001. None of Telsmith's other employees are covered by a collective bargaining agreement.

On February 1, 2001, Trencor and the United States Steelworkers of America, AFL-CIO, and CLC entered into a collective bargaining agreement that covers approximately 90 of Trencor's employees. This agreement expires on January 31, 2004. None of Trencor's other employees are covered by a collective bargaining agreement.

Other than Telsmith and Trencor, there are no other collective bargaining agreements.

The Company considers its employee relations to be good.

Manufacturing

The Company manufactures many of the component parts and related equipment for its products while several large components of their products are purchased "ready for use"; such items include engines, axles, tires and hydraulics. In many cases, the Company designs, engineers and manufactures custom component parts and equipment to meet the particular needs of individual customers. Manufacturing operations during 2000 took place at twenty-one separate locations. The Company's manufacturing operations consist primarily of fabricating steel components and the assembly and testing of its products to ensure quality control standards have been achieved.

Seminars and Technical Bulletins

The Company periodically conducts technical and service seminars, which are primarily for contractors, employees and owners of asphalt mixing plants. In 2000, approximately 390 representatives of contractors and owners of hot-mix asphalt plants attended seminars held by the Company in Chattanooga, Tennessee. These seminars, which are taught by Company management and employees, cover a range of subjects including technological innovations in the hot-mix asphalt, aggregate processing, paving, milling, and recycle markets in which the Company manufactures products.

The Company also sponsors executive seminars for the management of the customers of Astec, Inc. Primarily the management of the Company teaches the seminars, but outside speakers are also utilized. In 2000, approximately 160 participants attended the executive seminars at the Company's state-of-the-art training center.

The Company sponsors Paving Professionals workshops at its training center for customers or potential customers of Roadtec, Inc. In 2000, approximately 350 participants attended these classroom sessions. Actual equipment application experience was provided at the Roadtec facility. In addition, service training seminars were also held at the Roadtec facility for approximately 450 customer service representatives.

Also during 2000, Telsmith had technical seminars for 97 customer representatives at Telsmith's facility in Wisconsin.

In addition to seminars, the Company publishes a number of technical bulletins detailing various technological and business issues relating to the asphalt industry.

Patents and Trademarks

The Company seeks to obtain patents to protect the novel features of its products. The Company and its subsidiaries hold 89 United States patents and 69 foreign patents. There are 50 United States and foreign patent applications pending.

The Company and its subsidiaries have approximately 71 trademarks registered in the United States including logos for Astec, Telsmith, Roadtec and Trencor, and the names ASTEC, TELSMITH, HEATEC, ROADTEC, TRENCOR, KOLBERG, JCI and PIONEER. Eighteen trademarks are also registered in foreign countries, including Canada, Great Britain, Mexico, New Zealand and Indonesia. The Company has 13 United States and foreign trademark applications pending.

The Company and its subsidiaries also license their technology to other manufacturers.

Engineering and Product Development

The Company dedicates substantial resources to engineering and product development. At December 31, 2000, the Company and its subsidiaries had 264 full-time individuals employed domestically in engineering and design capacities.

Seasonality and Backlog

During 1999, the Company's business volume became less seasonal, due mainly to growth through acquisitions and internal growth in the paving segment during the early part of the year. During the first two quarters of 2000, the Company's business volume followed the normal seasonal trend with the second quarter being stronger than the first. The third and fourth quarters of 2000 were significantly impacted by the economic factors discussed in the following paragraphs and therefore did not follow the normal seasonal trend.

As of December 31, 2000, the Company had a backlog for delivery of products at certain dates in the future of approximately $89,552,000. At December 31, 1999, the total backlog, restated to include Carlson Paving Products, Inc. and Osborn Engineered Products SA (Pty) Ltd., was approximately $96,572,000.

The Company's contracts reflected in the backlog are not, by their terms, subject to termination. Management believes that the Company is in substantial compliance with all manufacturing and delivery timetables.

Competition

Each business segment operates in domestic markets that are highly competitive regarding price, service and product quality. While specific competitors are named within each business segment discussion, imports do not generally constitute significant competition for the Company in the United States. However, in international sales, the Company generally competes with foreign manufacturers that may have a local presence in the market the Company is attempting to penetrate.

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

Risk Factors

A decrease or delay in government funding of highway construction and maintenance may cause our revenues and profits to decrease.

Many of our customers depend substantially on government funding of highway construction and maintenance and other infrastructure projects. Any decrease or delay in government funding of highway construction and maintenance and other infrastructure projects could cause our revenues and profits to decrease. Federal government funding of infrastructure projects is usually accomplished through bills, which establish funding over a multi-year period. The most recent spending bill was signed into law in June of 1998 and covers federal spending through 2003. This legislation may be revised in future congressional sessions and federal funding of infrastructure may be decreased in the future, especially in the event of an economic recession. In addition, Congress could pass legislation in future sessions, which would allow for the diversion of highway funds for other national purposes or could restrict funding of infrastructure projects unless states comply with certain federal policies.

An increase in the price of oil or decrease in the availability of oil could reduce demand for our products.

A significant portion of our revenues relates to the sale of equipment that produces asphalt mix. A major component of asphalt is oil, and asphalt prices correlate with the price and availability of oil. A rise in the price of oil or a material decrease in the availability of oil would increase the cost of producing asphalt, which would likely decrease demand for asphalt, resulting in decreased demand for our products. This would likely cause our revenues and profits to decrease. In fact, rising gasoline, diesel fuel and liquid asphalt prices significantly increased the operating and raw material costs of our contractor and aggregate producer customers, reducing their profits and causing delays in some of their capital equipment purchases. These delays, coupled with rising interest rates in 2000, and a general slowdown in the U.S. economy, decreased demand for several key categories of products. We expect the market conditions experienced during the second half of 2000 to persist for at least the next several quarters and to continue to negatively impact revenues and margins during 2001.

Downturns in the general economy or the commercial construction industry may adversely affect our revenues and operating results.

General economic downturns, including any downturns in the commercial construction industry, could result in a material decrease in our revenues and operating results. Demand for many of our products, especially in the commercial construction industry, is cyclical. Sales of our products are sensitive to the states of the U.S., foreign and regional economies in general, and in particular, changes in commercial construction spending and government infrastructure spending. In addition, many of our costs are fixed and cannot be quickly reduced in response to decreased demand. We could face a downturn in the commercial construction industry based upon a number of factors, including:

  rising interest rates;
  a decrease in the availability of funds for construction;
  labor disputes in the construction industry causing work stoppages;
  rising gas and fuel oil prices;
  energy or building materials shortages; and
  inclement weather.

Acquisitions that we have made in the past and future acquisitions involve risks that could adversely affect our future financial results.

We have completed ten acquisitions since 1994 and plan to acquire additional businesses in the future. We may be unable to achieve the benefits expected to be realized from our acquisitions. In addition, we may incur additional costs and our management's attention may be diverted because of unforeseen expenses, difficulties, complications, delays and other risks inherent in acquiring businesses, including the following:

  we may have difficulty integrating the financial and administrative functions of acquired businesses acquisitions may divert management's attention from our existing operations we may have difficulty in competing successfully for available acquisition candidates, completing future acquisitions or accurately estimating the financial effect of any businesses we acquire we may have delays in realizing the benefits of our strategies for an acquired business we may not be able to retain key employees necessary to continue the operations of the acquired business acquisition costs may deplete significant cash amounts or may decrease our operating income we may choose to acquire a company that is less profitable than we are or has lower profit margins than we do future acquired companies may have unknown liabilities that could require us to spend significant amounts of additional capital

Competition could reduce revenue from our products and services and cause us to lose market share.

We currently face strong competition in product performance, price and service. Some of our national competitors have greater financial, product development and marketing resources than we have. If competition in our industry intensifies or if our current competitors enhance their products or lower their prices for competing products, we may lose sales or be required to lower the prices we charge for our products. This may reduce revenue from our products and services, lower our gross margins or cause us to lose market share. In fact, some key competitors slashed prices in 2000 in an effort to make sales as demand in our industry slowed. As a result, we experienced price erosion and lower gross margins.

We may face product liability claims or other liabilities due to the nature of our business. If we are unable to obtain or maintain insurance or if our insurance does not cover liabilities, we may incur significant costs which could reduce our profitability.

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

If we become subject to increased governmental regulation, we may incur significant costs.

Our hot-mix asphalt plants contain air pollution control equipment that must comply with performance standards promulgated by the Environmental Protection Agency. These performance standards may increase in the future. Changes in these requirements could cause us to undertake costly measures to redesign or modify our equipment or otherwise adversely affect the manufacturing processes of our products. Such changes could have a material adverse effect on our operating results.

Also, due to the size and weight of some of the equipment that we manufacture, we often are required to comply with conflicting state regulations on the maximum weight transportable on highways and roads. In addition, some states regulate the operation of our component equipment, including asphalt mixing plants and soil remediation equipment, and most states regulate the accuracy of weights and measures, which affect some of the control systems that we manufacture. We may incur material costs or liabilities in connection with the regulatory requirements applicable to our business.

If we are unable to protect our proprietary technology from infringement or if our technology infringes technology owned by others, then the demand for our products may decrease or we may be forced to modify our products that could increase our costs .

We hold numerous patents covering technology and applications related to many of our products and systems, and numerous trademarks and trade names registered with the U.S. Patent and Trademark Office and in foreign countries. Our existing or future patents or trademarks may not adequately protect us against infringements, and pending patent or trademark applications may not result in issued patents or trademarks. Our patents, registered trademarks and patent applications, if any, may not be upheld if challenged, and competitors may develop similar or superior methods or products outside the protection of our patents. This could reduce demand for our products and materially decrease our revenues. If our products are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify the design of our products, change the name of our products or obtain a license for the use of some of the technologies used in our products. We may be unable to do any of the foregoing in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do so could cause us to incur additional costs or lose revenues.

Our success depends on key members of our management and other employees.

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

Difficulties in managing and expanding in international markets could divert management's attention from our existing operations.

In 2000, international sales represented approximately 12% of our total sales. We plan to continue to increase our presence in international markets. In connection with any increase in international sales efforts, we will need to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist. Any difficulties in expanding our international sales may divert management's attention from our existing operations. In addition, international revenues are subject to the following risks:

  fluctuating currency exchange rates which can reduce the profitability of foreign sales;
  the burden of complying with a wide variety of foreign laws and regulations;
  dependence on foreign sales agents;
  political and economic instability of governments; and
  the imposition of protective legislation such as import or export barriers.

Our quarterly operating results are likely to fluctuate, which may decrease our stock price.

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

  general competitive and economic conditions;
  delays in, or uneven timing in the delivery of, customer orders;
  the introduction of new products by us or our competitors;
  product supply shortages; and
  reduced demand due to adverse weather conditions.

Period to period comparisons of such items are not necessarily meaningful and, as a result, should not be relied on as indications of future performance.

Our Articles of Incorporation, Bylaws, Rights Agreement and Tennessee law may inhibit a takeover, which could delay or prevent a transaction in which shareholders might receive a premium over market price for their shares.

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

  a staggered Board of Directors;
  requiring a two-thirds vote of the total number of shares issued and outstanding to remove directors other than for cause;
  requiring advanced notice of actions proposed by shareholders for consideration at shareholder meetings;
  limiting the right of shareholders to call a special meeting of shareholders;
  requiring that all shareholders entitled to vote on an action provide written consent in order for shareholders to act without holding a shareholders meeting; and
  the Tennessee Control Share Acquisition Act.

In addition, the rights of holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of our preferred stock that may be issued in the future and that may be senior to the rights of holders of our common stock. On December 22, 1995, our Board of Directors approved a Shareholder Protection Rights Agreement, which provides for one preferred stock purchase right in respect of each share of our common stock. These rights become exercisable upon a person or group of affiliated persons acquiring 15% or more of our then-outstanding common stock by all persons other than an existing 15% shareholder. This Rights Agreement also could discourage bids for the shares of common stock at a premium and could have a material adverse effect on the market price of our shares.

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. They include statements concerning:

  our growth and operating strategy;

  liquidity and capital expenditures;

  pending acquisitions;

  our financing plans; and

  industry trends.

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

Item 2. PROPERTIES
The location, approximate square footage, acreage occupied and principal function of the properties owned or leased by the Company are set forth below:

Location	Approximate Square Footage	Approximate Acreage	Principal Function
Chattanooga, Tennessee	424,000	59	Corporate and subsidiary offices, manufacturing - Astec
Chattanooga, Tennessee	---	63	Storage yard - Astec
Cleveland, Tennessee	28,400	3	Offices and manufacturing - Astec
Rossville, Georgia	40,500	3	Manufacturing - Astec
Chattanooga, Tennessee	84,200	5	Offices, manufacturing - Heatec
Chattanooga, Tennessee	135,000	15	Offices, manufacturing - Roadtec
Chattanooga, Tennessee	51,200	7	Manufacturing and parts warehouse - Roadtec
Chattanooga, Tennessee	5,000	2	Offices - Astec Financial Services
Mequon, Wisconsin	203,000	30	Offices and manufacturing - Telsmith
Sterling, Illinois	32,000	8	Offices and manufacturing - PEP
Grapevine, Texas	176,000	52	Offices, manufacturing - Trencor
Lakeville, Massachusetts	800	---	Leased sales and service office - Telsmith
Libertyhill, Texas	700	---	Leased sales and service office - Telsmith
Eugene, Oregon	130,000	8	Offices and manufacturing - Johnson Crushers International
Eugene, Oregon	25,600	---	Leased offices, manufacturing - Johnson Crushers International
Odessa, Texas	4,100	1	Leased to a third party
Inman, South Carolina	13,600	8	Leased to a third party until September 30, 2000 with option to buy
Albuquerque, New Mexico	110,700	14	Offices and manufacturing - CEI (partially leased to a third party)
Yankton, South Dakota	252,000	50	Offices and manufacturing - Kolberg-Pioneer
West Salem, Ohio	100,000	29	Offices and manufacturing - American Augers
Thornbury, Ontario, Canada	55,000	12	Offices and manufacturing - Breaker Technology Ltd.
Riverside, California	18,000	---	Leased offices and manufacturing - Breaker Technology, Inc.
Solon, Ohio	5,700	---	Leased offices and manufacturing - Breaker Technology, Inc.
Morris, Minnesota	152,000	30	Offices and manufacturing - Superior
Covington, Georgia	11,000	6	Offices and manufacturing - Pavement Technology
Tacoma, Washington	41,000	5	Offices and manufacturing - Carlson Paving Products
Cape Town, South Africa	400	---	Leased sales office and warehouse - Osborn
Durban, South Africa	300	---	Leased sales office and warehouse - Osborn
Witbank, South Africa	500	---	Leased sales office and warehouse - Osborn
Welkom, South Africa	300	---	Leased sales office and warehouse -Osborn
Bethal, South Africa	---	11	Vacant lot - Osborn
Johannesburg, South Africa	156,100	18	Offices and manufacturing - Osborn

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

J. Don Brock, Ph.D., P.E., has been President and a Director of the Company since its incorporation in 1972 and assumed the additional position of Chairman of the Board in 1975. He was the Treasurer of the Company from 1972 until 1994. From 1969 to 1972, Dr. Brock was President of the Asphalt Division of CMI Corporation. He earned his Ph.D. degree in mechanical engineering from the Georgia Institute of Technology. Dr. Brock and Thomas R. Campbell, President of Roadtec, are first cousins. He is 62.

Richard W. Bethea, Jr., became Executive Vice President on January 1, 2001 and has served as the Company's Secretary since 1997. He served as Vice President and Corporate Counsel from 1997 to 2000. Mr. Bethea has been a practicing lawyer since 1978. He has an undergraduate degree in accounting and a law degree from the University of Georgia. Before joining the Company, Mr. Bethea was a member (stockholder) and partner with the law firm Stophel & Stophel, P. C., in Chattanooga, Tennessee. He has served as the Company's litigation counsel since 1983. He is 48.

F. McKamy Hall, a Certified Public Accountant, became Chief Financial Officer during 1998 and has served as Vice President and Treasurer since 1997. He has served as Corporate Controller of the Company since 1987. From 1985 to 1987, Mr. Hall was Vice President of Finance at Quadel Management Corporation, a company engaged in real estate management. Mr. Hall has an undergraduate degree in accounting and a Master of Business Administration degree from the University of Tennessee at Chattanooga. He is 58.

W. Norman Smith was appointed Group Vice President-Asphalt in 1998 and has served as the President of Astec, Inc. since 1994. He formerly served as President of Heatec, Inc. from 1977 to 1994. From 1972 to 1977, Mr. Smith was a Regional Sales Manager with the Company. From 1969 to 1972, Mr. Smith was an engineer with the Asphalt Division of CMI Corporation. Mr. Smith has also served as a director of the Company since 1972. He is 61.

Robert G. Stafford was appointed Group Vice President-Aggregate in 1998. Prior to that time he served as President of Telsmith, Inc. since 1991. Between 1987 and 1991, Mr. Stafford served as President of Telsmith, Inc., a subsidiary of Barber-Greene. From 1984 until the Company's acquisition of Barber-Greene in December 1986, Mr. Stafford was Vice President - Operations of Barber-Greene and General Manager of Telsmith. He became a director of the Company in March 1988. He is 62.

Thomas R. Campbell has served as President of Roadtec, Inc. since 1988. From 1981 to 1988 he served as Operations Manager of Roadtec. Mr. Campbell and J. Don Brock, President of the Company, are first cousins. He is 51.

James G. May has served as President of Heatec, Inc. since 1994. From 1984 until 1994 he served as Vice President of Engineering of Astec, Inc. He is 56.

Albert E. Guth has been President of Astec Financial Services, Inc. since 1996. He served as Chief Financial Officer of the Company from 1987 through 1996, as Senior Vice President from 1984 to 1997, Secretary of the Company from 1972 to 1997, and Treasurer from 1994 to 1997. Mr. Guth, who has been a director since 1972, was Vice President of the Company from 1972 until 1984. From 1969 to 1972, Mr. Guth was the Controller of the Asphalt Division of CMI Corporation. He is 61.

Richard A. Patek became President of Kolberg-Pioneer, Inc. in 1997. From 1995 to 1997, he served as Director of Materials of Telsmith, Inc. From 1992 to 1995, Mr. Patek was Director of Materials and Manufacturing of the former Milwaukee plant location. From 1978 to 1992, he held various manufacturing management positions at Telsmith. Mr. Patek is a graduate of Milwaukee School of Engineering. He is 44.

Robert R. Hoitt has been the President of Johnson Crushers International, Inc., which was acquired by the Company on November 1, 1998, since 1995. From 1966 through 1995 he served in various management positions, including General Manager and Vice President of Cedarapids, Inc. in its Eljay division. He is 57.

Frank D. Cargould became President of Breaker Technology Ltd. and Breaker Technology, Inc. on October 18, 1999. The Breaker Technology companies were formed on August 13, 1999 when the Company purchased substantially all of the assets of Teledyne Specialty Equipment's Construction and Mining business unit from Allegheny Teledyne Inc. From 1994 to 1999, he was Director of Sales - East for Teledyne CM Products, Inc. He is 58.

Roger K. Eve has been President of American Augers, Inc., which was acquired by the Company on October 29, 1999, since 1991. He was also appointed President of Trencor, Inc., in 1999. From 1981 to 1991, Mr. Eve served as President of J.C.B., Inc. and J.C.B. Excavators Ltd. He is 55.

Neil E. Schmidgall has been President of Superior Industries of Morris, Inc., which was acquired by the Company on November 1, 1999, since 1972. Since 1992, Mr. Schmidgall has been a director and partner of First Federal Savings Bank of Morris. He is 55.

Timothy Gonigam was appointed President of Production Engineered Products, Inc. on October 1, 2000. From 1995 to 2000 Mr. Gonigam held the position of Sales Manager for Production Engineered Products, Inc. He is 38.

Lawrence Raymond has been President of Carlson Paving Products, Inc., which was acquired by the Company on October 2, 2000, since 1986. He is 48.

Alan L. Forsyth has been Managing Director of Osborn Engineered Products SA (Pty) Ltd. since 1999. The Company purchased the materials handling and processing products division of the Boart-Longyear Division of Anglo Operations Limited on September 29, 2000. From 1998 to 1999, Mr. Forsyth was Deputy Managing Director and served as Divisional Director from 1987 to 1998. He is 48.

PART II
Item 5. Market for Registrant's Common Equity and Related Shareholder Matters
The Company's Common Stock is traded in the NASDAQ Stock Market under the symbol "ASTE." The Company has never paid any cash dividends on its Common Stock.
The high and low sales prices of the Company's Common Stock as reported on the NASDAQ Stock Market for each quarter during the last two fiscal years are as follows:

Price Per Share
2000 High Low
1st Quarter 28-1/16 16-3/4
2nd Quarter 29-7/8 22-13/16
3rd Quarter 25-1/2 22-13/16
4th Quarter 14-3/8 8-3/8

Price Per Share
1999 High Low
1st Quarter 35-5/16 20-7/8
2nd Quarter 43-3/4 29-3/4
3rd Quarter 41-5/8 20-1/4
4th Quarter 29-3/8 14-3/4

As of March 15, 2001 there were approximately 6,100 holders of the Company's Common Stock.

Item 6. Selected Financial Data
Selected financial data appear on page A-1 of this Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis of financial condition and results of operations appears on pages A-2 to A-5 of this Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Information appearing under the caption "Market Risk and Risk Management Policies" appears on page A-5 of this report.

Item 8. Financial Statements and Supplementary Data
Financial statements and supplementary financial information appear on pages A-6 to A-23 of this Report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.

PART III

Item 10. Directors and Executive Officers of the Registrant
Information regarding the Company's directors included under the caption "Election of Directors - Certain Information Concerning Nominees and Directors" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 25, 2001, is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Exchange Act is also included under Section 16(a) "Filing Requirements" in the Company's definitive Proxy Statement, which is incorporated herein by reference.

Item 11. Executive Compensation
Information included under the caption, "Executive Compensation" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 25, 2001, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
Information included under the captions "Election of Directors - Certain Information Concerning Nominees and Directors," "Common Stock Ownership of Management" and "Common Stock Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 25, 2001, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
On December 14, 1998, Edna F. Brock, the mother of Dr. J. Don Brock, Chairman of the Board and President of the Company, loaned $85,000 to the Company to supplement its working capital revolving credit facility. The Company executed a demand note payable to Mrs. Brock in connection with this loan bearing interest at a rate equal to that paid to Bank One N.A. under the Company's unsecured revolving line of credit. At the time Mrs. Brock loaned these funds to the Company, the Company's outstanding balance under its $70,000,000 revolving credit facility was approximately $26,000,000. The Company is making quarterly interest payments to Mrs. Brock. In June of 2000, Mrs. Brock loaned the Company an additional $29,670, which bears the same interest rate as the previous note. At the time these funds were loaned to the Company, the Company's outstanding balance under its $150,000,000 revolving credit facility was $95,325,000.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)(1) The following financial statements and other information appear in Appendix "A" to this Report and are filed as a part hereof:
. Selected Consolidated Financial Data.
. Management's Discussion and Analysis of Financial Condition and Results of Operations.
. Report of Independent Auditors.
. Consolidated Balance Sheets at December 31, 2000 and 1999.
. Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998.
. Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.
. Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2000, 1999 and 1998.
. Notes to Consolidated Financial Statements.

(a)(2) Other than as described below, Financial Statement Schedules are not filed with this Report because the Schedules are either inapplicable or the required information is presented in the Financial Statements or Notes thereto. The following Schedules appear in Appendix "A" to this Report and are filed as a part hereof:

Schedule II - Valuation and Qualifying Accounts.

(a)(3) The following Exhibits* are incorporated by reference into or are filed with this Report:

3.1	Restated Charter of the Company (incorporated by reference from the Company's Registration Statement on Form S-1, effective June 18, 1986, File No. 33- 5348).

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

10.14	Astec Industries, Inc. Non-Employee Directors' Stock Incentive Plan incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-14714). *

10.15

Second Amended and Restated Credit Agreement dated November 27, 1997 between the Company, Astec Financial Services, Inc. and First Chicago NBD (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-14714).

10.16

First Amendment, dated October 30, 1998, to the Second Amended and Restated Credit Agreement dated November 24, 1997, by and between the Company and Astec Financial Services, Inc. and The First National Bank of Chicago (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-14714).

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

10.29

Stock Purchase Agreement, dated October 31, 1999, by and among American Augers, Inc. and Its Shareholders and Astec Industries, Inc. (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-14714).

10.30

Stock Purchase Agreement, dated November 1, 1999, by and among SIMCO, LLC and the Superior Industries of Morris, Inc. Employee Stock Ownership Plan and Astec Industries, Inc. (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-14714).

10.31

Amended and Restated Master Note in the amount of $15,000,000 dated December 29, 1999 by and between Astec Industries, Inc. and Bank One, NA (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-14714).

10.32

Amended and Restated Master Note in the amount of $20,000,000 dated December 29, 1999 by and between Astec Industries, Inc. and Bank One, NA (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-14714).

10.33

Sale of Business Agreement, dated September 29, 2000, between Anglo Operations Limited and High Mast Properties 18 Limited and Astec Industries, Inc. for the purchase of the materials handling and processing products division of the Boart-Longyear Division of Anglo Operations Limited.

10.34	Acquisition Agreement, dated October 2, 2000, by and among Larry Raymond, Carlson Paving Products, Inc. and Astec Industries, Inc.

10.35	Collective Bargaining Agreement, dated February 1, 2001, by and between Trencor, Inc. and the United States Steelworkers of America, AFL-CIO and CLC.
22	Subsidiaries of the Registrant

23	Consent of Independent Auditors

*	Management contract or compensatory plan or arrangement.
(b)	No reports on Form 8-K were filed in the fourth quarter.
(c)	The Exhibits to this Report are listed under Item 14(a)(3) above.
(d)	The Financial Statement Schedules to this Report are listed under Item 14(a)(2) above.

*The Exhibits are numbered in accordance with Item 601 of Regulation S-K. Inapplicable Exhibits are not included in the list.

APPENDIX "A"
To
ANNUAL REPORT ON FORM 10-K
ITEMS 8 and 14(a)(1) and (2), (c) and (d)
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES
ASTEC INDUSTRIES, INC.
Contents	Page
Selected Consolidated Financial Data	A-1
Management's Discussion and Analysis of Financial Condition and Results of Operations	A-2
Consolidated Balance Sheets at December 31, 2000 and 1999	A-6
Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998	A-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998	A-8
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2000, 1999 and 1998	A-10
Notes to Consolidated Financial Statements	A-11
Report of Independent Auditors	A-24
Schedule II - Valuation and Qualifying Accounts	A-25

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except as noted*)
	2000	1999	1998	1997	1996
Consolidated Income Statement Data
Net sales	$ 520,688	$ 449,627	$ 363,945	$ 265,365	$ 221,413
Selling, general and
administrative expenses	69,011	56,280	46,796	36,125	35,346
Research and development	6,726	5,356	4,681	3,707	5,868
Income from operations	47,138	52,521	40,427	24,661	8,051
Interest expense	8,652	4,253	2,709	2,398	1,656
Net income	26,281	31,712	24,436	13,809	4,345
Earnings per common share*(1)
Basic	1.37	1.66	1.30	.72	.22
Diluted	1.33	1.59	1.26	.71	.21

Consolidated Balance Sheet Data
Working capital	$ 155,736	$ 127,569	$ 81,865	$ 71,459	$ 69,884
Total assets	402,306	355,437	248,320	192,243	167,853
Total short-term debt	1,986	596	646	500	2,051
Long-term debt, less current maturities	118,511	102,685	47,220	35,230	30,497
Shareholders' equity	194,623	167,258	132,658	105,612	99,393
Book value per common
share at year-end*(1)	10.07	8.75	7.44	6.12	5.37

Quarterly Financial Highlights		First	Second	Third	Fourth
(Unaudited)		Quarter	Quarter	Quarter	Quarter

2000	Net sales	$ 140,872	$ 159,726	$ 103,036	$ 117,054
	Gross profit	33,758	40,858	24,608	23,651
	Net income	8,627	12,719	3,407	1,528
	Earnings per common share*
	Basic	.45	.66	.18	.08
	Diluted	.44	.64	.17	.08

1999	Net sales	$ 112,478	$ 119,958	$ 106,886	$ 110,305
	Gross profit	28,009	33,839	27,779	24,549
	Net income	8,567	11,155	7,915	4,075
	Earnings per common share*
	Basic	.45	.59	.41	.21
	Diluted	.43	.55	.40	.21

Common Stock Price*
2000 High		$ 28.06	$ 29.88	$ 25.50	$ 14.38
2000 Low		16.75	22.81	9.94	8.38

1999 High		35.31	43.75	41.63	29.38
1999 Low		20.88	29.75	20.25	14.75

The Company's common stock is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market under the symbol ASTE. Prices shown are the high and low bid prices as announced by NASDAQ. The Company has never paid any dividends on its common stock.

The number of common shareholders is approximately 6,100.

  Restated for 1998 and prior to retroactively reflect the two-for-one stock split effected in the form of a dividend on January 18, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations; 2000 vs. 1999

Net income for 2000 was $26,281,000, or $1.33 per diluted share, a decrease of $5,431,000, or 17.1%, compared to net income of $31,712,000, or $1.59 per diluted share in 1999. The weighted average number of common shares outstanding at December 31, 2000 was 19,721,288 compared to 19,930,376 at December 31, 1999.

Net sales for 2000 were $520,688,000, an increase of $71,061,000, or 15.8%, compared to 1999. The 2000 domestic sales increased from $403,832,000 to $464,313,000, or $60,481,000, a 15.0% increase. Domestic sales are primarily from equipment purchases made by customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development. Public sector spending at the federal, state and local levels is driven in large part by federal spending under the six-year federal-aid highway program, the Transportation Equity Act for the 21st Century ("TEA-21") enacted in June 1998. TEA-21 authorized the appropriation of $217 billion in federal aid for road, highway and bridge construction, repair and improvement and other federal highway and transit projects for federal fiscal years October 1, 1998 through September 30, 2003. During 2000, domestic sales were negatively impacted by rising interest rates, volatile and rising gas and oil prices, the beginning stages of a general economic slowdown and delays in public sector highway projects. Most of this negative impact was felt in the second half of the year. The increase in total sales is attributed primarily to 1999 acquisitions accounting for sales of $90,800,000 (with a full year of operations in 2000), offset by a $19,739,000, or 4.3% decline in internally generated sales.

International sales in 2000 increased $17,704,000, or 38.7%, to approximately $63,499,000 compared to 1999 international sales of $45,795,000. Increased sales in Central America, Africa and Australia comprise most of the increase over 1999. Asphalt plant equipment and underground equipment accounted for the increase in Australia. The increase in Africa and Central America was due to aggregate equipment sales.

Parts sales increased from $73,946,000 to $83,960,000, or 13.5%.

Gross profit was 23.6% in 2000 compared to 25.4% in 1999. Gross profit declines in asphalt and aggregate equipment accounted for most of the reduction. The erosion in both cases resulted from competitive price pressure and a lack of utilization of capacity primarily due to lower sales volumes.

In 2000, selling, general and administrative expenses increased to 13.3% of net sales from 12.5% of net sales in 1999. The primary reason for the dollar increase in SG&A is related to acquisitions in 1999 and 2000. The percentage is impacted by lower than expected sales while being staffed and equipped for much larger volume.

Research and development expenses increased by $1,370,000, or 25.7%, from $5,356,000 in 1999 to $6,726,000 in 2000. Excluding 1999 and 2000 acquisitions, research and development increased 9.7% as the Company continued developing innovative products.

Interest expense for 2000 increased to 1.7% of net sales from 0.9% of sales for 1999. The increase in dollars related primarily to borrowings required for acquisitions in 1999 and 2000 plus increased working capital.

Income tax expense for 2000 was $16,441,000 compared to $19,819,000 for 1999, or 38.5% of pre-tax income for both years.

The backlog at December 31, 2000 was $89,552,000 compared to $96,572,000 at December 31, 1999 (restated for acquisitions). The backlog for asphalt plant orders decreased significantly from 1999, while aggregate orders, primarily related to South Africa and aggregate systems business, increased from the prior year. The impact of TEA-21 has been felt incrementally in 1999 and 2000, but the full impact of the spending of appropriated funds may not be felt until 2001 or after. In this regard, the American Road and Transportation Builders Association's economists project highway construction growth from 9.0% to 10.8% in 2001. The Company expects the extremely challenging market and economic conditions that were prevalent during the second half of 2000 to persist for at least the next several quarters. The Company is unable to determine whether this backlog effect was experienced by the industry as a whole. We are unable to assess the amount of the impact attributable to the TEA-21 legislation which became effective in October 1998. While the backlog reflects a decline, management believes that this is reflective of the current economic conditions in the United States and the current hesitancy of Astec customers to commit to capital equipment purchases. The hesitancy is a result of our customers awaiting improvement of economic conditions or the awarding of new contracts for jobs. The total spending on highway construction declined slightly in 2000 but is expected to rise slightly in 2001. The number of contracts put in place in 2000 declined, but the average size increased. Some contracts are multi-year contracts.

Asphalt Group: This segment had a decrease in sales of $4,703,000, or 2.4%, and a segment profit decrease of $7,452,000, or 29.3%, compared to 1999. The primary reasons for the decrease in sales are instability of gas and oil prices, delay of public sector construction projects and increasing interest rates. Competitive price pressure and lack of utilization of capacity significantly impacted gross profits and segment income.

Aggregate and Mining Group: The 2000 sales for this segment increased $35,731,000, or 23.0%, over 1999, primarily due to the acquisitions of Superior Industries of Morris, Inc. and Breaker Technology Ltd. in late 1999 and Osborn Engineered Products SA (Pty) Ltd. in late 2000. Segment profit increased $168,000, or 0.9% over 1999. Competitive price pressure and lack of utilization of capacity impacted gross profits and segment income.

Mobile Asphalt Paving Group: The 2000 sales in this segment decreased $4,107,000, or 6.1% versus 1999. Segment profit also decreased $2,856,000, or 25.5%. The decrease in sales was present in all product lines. There was some competitive price pressure, but there was less gross profit percent impact than in other segments.

Underground Group: The 2000 sales in this segment increased by $44,238,000, or 140.4%, over 1999, primarily from sales by American Augers, Inc., a November 1, 1999 acquisition, which were included for the full year of 2000. The directional drilling business of American Augers grew in connection with the optical fiber cable and other utility industries. The addition of American Augers' volume required reporting of this new segment under the provisions of FAS 131.

Results of Operations; 1999 vs. 1998

Net income for 1999 was $31,712,000, or $1.59 per diluted share, an increase of $7,226,000, or 29.8%, compared to net income of $24,436,000, or $1.26 per share diluted, in 1998, restated to reflect the two-for-one stock split that took effect on January 18, 1999.

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

International sales for 1999 decreased $23,720,000, or 34.1%, to approximately $45,795,000 compared to 1998 international sales of $69,515,000. Sales in South America decreased 85% in 1999 from 1998 levels, with approximately 53% of the decrease attributable to a decrease in sales of trenching equipment and the remaining decrease split between decreased demand for asphalt equipment and aggregate processing equipment. International sales represented 10.2% and 19.1% of net sales in 1999 and 1998, respectively.

Gross profit was 25.4% in 1999 compared to 25.3% in 1998. Through September 30, 1999, the gross profit had improved to 26.4%; however, in the fourth quarter the gross profit was impacted by costs relating to the move of one aggregate company to a new facility, by the costs of interruptions and delays associated with a computer installation in another company and the loss of international sales.

In 1999, selling, general and administrative expenses decreased to 12.5% of net sales from 12.9% of net sales in 1998. The volume increase in net sales is the primary factor responsible for the decreased percentage. Approximately 58% of the increase in dollars related to expenses of acquired operations.

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

The backlog at December 31, 1999 was $94,827,000 compared to $99,461,000 at December 31, 1998 (restated for acquisitions). The backlog contains a significant increase for asphalt plant orders and a reduction for aggregate orders. The impact of TEA-21 was felt incrementally in 1998 and 1999.

Asphalt Group: This segment had increases in sales of $29,291,000, or 17.9%, and segment profit of $3,884,000, or 18.0%, over 1998. The primary reason for the increase in sales was a strong economy accompanied by the impact of TEA-21. International sales in this segment decreased $9,490,000, or 35.3%, versus 1998.

Aggregate and Mining Group: The 1999 sales in this segment increased $42,494,000, or 37.7%, over 1998, primarily due to the acquisition of Johnson Crushers International, Inc., Superior Industries of Morris, Inc. and Breaker Technology Ltd. Segment profit increased $5,237,000, or 40.4% over 1998. International sales in this segment decreased $1,508,000, or 8.2% versus 1998.

Mobile Asphalt Paving Group: The 1999 sales in this segment increased $7,050,000, or 11.7% over 1998. Segment profit also increased $1,310,000, or 13.2%. The primary increase in sales resulted from an increase in sales of our patented material transfer vehicle, the Shuttle Buggy. International sales in this segment decreased $2,850,000, or 36.5% versus 1998.

Liquidity and Capital

During 2000, the Company continued to maintain a strong financial position while funding capital projects, working capital needs and two business combinations with cash provided by operations, bank borrowings and low interest rate industrial revenue bonds. At December 31, 2000, working capital totaled $155,736,000 compared to $127,569,000 at December 31, 1999. The working capital increase was primarily the result of a $10,323,000 increase in finance receivables at Astec Financial Services ("AFS") and a $17,816,000 increase in inventories, excluding 2000 acquisitions. Approximately $4,255,000 of the increase in working capital was the result of the two acquisitions completed in 2000.

The Company has an unsecured $150,000,000 revolving credit loan agreement with a bank which expires on November 22, 2002. At December 31, 2000, the Company was utilizing $98,700,000 of the amount available under the credit facility for borrowing and an additional $18,440,000 to support outstanding letters of credit (primarily for industrial revenue bond issues). Principal covenants under the loan agreement include (i) the maintenance of minimum levels of net worth and compliance with minimum net worth, leverage and interest coverage ratios, (ii) a limitation on capital expenditures and rental expense, (iii) a prohibition against the payment of dividends, and (iv) a prohibition on large acquisitions except upon the consent of the lenders. The Company was in compliance with all financial covenants related to the credit facility at December 31, 2000.

The bank revolving credit facility provides for a segregated portion of up to $50,000,000 for use by the Company's captive finance subsidiary, AFS. Advances under this portion of the loan agreement are limited to the "Eligible Receivables" of AFS as defined in the loan agreement. At December 31, 2000, AFS borrowings represented $20,075,000 of the total $98,700,000 outstanding under the loan agreement.

In addition to the bank revolving credit facility, the Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., has a credit facility available of $1,975,000 to finance short-term working capital needs and an additional $1,975,000 available to cover the short-term establishment of performance guarantee requirements.

The Company considers the unused portion of its bank revolving credit facility, coupled with cash expected to be generated by operations, adequate to meet its foreseeable funding needs, including planned 2001 capital expenditures of approximately $12,600,000 (excluding expenditures for equipment leased to others). There is a provision in the loan agreement allowing the borrowing of $10,000,000 from any source for needs beyond the revolver provisions. Capital expenditures (excluding those for equipment leased to others) were $20,791,000 in 2000 and $28,385,000 in 1999.

For additional information on current and long-term debt, see Note 6 to the Consolidated Financial Statements.

Market Risk and Risk Management Policies

The Company is exposed to changes in interest rates, primarily from its long-term debt arrangements. Under its current policies, the Company uses interest rate derivative instruments to manage exposure to interest rate changes for a portion of its debt arrangements. Taking into account the effects of interest rate derivatives designated as hedges, a hypothetical 100 basis point adverse move (increase) in interest rates would adversely affect interest expense by approximately $875,000 for the year ended December 31, 2000. The Company's earnings and cash flows are also subject to fluctuations due to changes in foreign currency exchange rates; however, these fluctuations would not be significant to the Company's consolidated operations.

Contingencies

See Note 9 to Consolidated Financial Statements for information on certain pending litigation and contingent liabilities arising from recourse financing arrangements.

Environmental Matters

Based on information available, management believes the Company has adequately reserved for potential environmental liabilities and does not believe the potential liability will materially impact the future financial position of the Company.

Goodwill

At December 31, 2000, goodwill totaled $37,208,000, which is 19.1% of shareholders' equity and 9.2% of total assets.

CONSOLIDATED BALANCE SHEETS
	December 31,
Assets	2000	1999
Current assets:
Cash and cash equivalents Note 1	$ 7,053,328	$ 3,725,070
Trade receivables less allowance for doubtful accounts of $2,105,000 in 2000 and $1,966,000 in 1999	55,500,511	60,093,938
Finance receivables Note 13	23,011,883	9,631,998
Notes and other receivables	4,647,572	11,639,809
Inventories Notes 1, 3	126,307,828	104,841,923
Prepaid expenses	3,595,524	4,308,596
Refundable income taxes	3,893,629	1,858,886
Deferred tax asset Note 8	7,824,451	6,931,749
Other current assets	159,059	319,358
Total current assets	231,993,785	203,351,327
Property and equipment, net Note 4	126,927,532	109,388,156
Other assets:
Goodwill	37,207,924	36,299,808
Finance receivables Note 13	3,500,180	4,273,936
Notes receivable	362,138	493,352
Other	2,314,260	1,630,452
Total other assets	43,384,502	42,697,548
Total assets	$ 402,305,819	$ 355,437,031
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt Note 6	$ 1,986,424	$ 595,635
Accounts payable	35,585,181	36,430,028
Customer deposits	6,463,715	7,040,785
Accrued product warranty	4,441,845	4,075,358
Accrued payroll and related liabilities	14,019,935	14,579,479
Other accrued liabilities	13,760,679	13,061,524
Total current liabilities	76,257,779	75,782,809
Long-term debt, less current maturities Note 6	118,510,887	102,685,470
Deferred tax liability Note 8	7,933,378	5,495,869
Deferred retirement costs Note 7	1,648,226	1,332,746
Other	2,884,421	2,882,561
Total liabilities	207,234,691	188,179,455
Minority interest	448,188	.
Shareholders' equity: Notes 1, 10
Preferred stock - authorized 4,000,000 shares of $1.00 par value; none issued
Common stock - authorized 40,000,000 shares of $.20 par value; issued and outstanding 19,319,746 in 2000 and 19,121,062 in 1999	3,863,949	3,824,227
Additional paid-in capital	48,440,594	46,918,852
Accumulated other comprehensive income	(210,298)	266,888
Retained earnings	142,528,695	116,247,609
Total shareholders' equity	194,622,940	167,257,576
Total liabilities and shareholders' equity	$ 402,305,819	$ 355,437,031

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
	Year Ended December 31,
	2000	1999	1998
Net sales	$520,687,851	$ 449,627,457	$ 363,945,191
Cost of sales	397,813,019	335,471,243	272,040,941
Gross profit	122,874,832	114,156,214	91,904,250
Selling, general and administrative expenses	69,011,339	56,279,937	46,796,409
Research and development expenses	6,725,884	5,355,736	4,681,019
Income from operations	47,137,609	52,520,541	40,426,822
Other income (expense):
Interest expense	(8,652,339)	(4,253,219)	(2,708,981)
Interest income	2,239,786	1,136,777	101,208
Other income - net	2,201,579	2,121,228	1,668,869
Equity in (loss) income of joint venture	(195,781)	6,096	74,578
Income before income taxes	42,730,854	51,531,423	39,562,496
Income taxes Note 8	16,441,440	19,819,145	15,126,381
Income before minority interest	26,289,414	31,712,278	24,436,115
Minority interest	8,328	.	.
Net income	$ 26,281,086	$ 31,712,278	$ 24,436,115
Earnings per Common Share Note 1
Net income:
Basic	$ 1.37	$ 1.66	$ 1.30
Diluted	1.33	1.59	1.26
Weighted average number of common shares outstanding
Basic	19,221,754	19,064,516	18,799,063
Diluted	19,721,288	19,930,376	19,441,184

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2000	1999	1998
Cash Flows from Operating Activities
Net income	$ 26,281,086	$ 31,712,278	$ 24,436,115
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	15,379,703	11,695,862	8,129,585
Provision for doubtful accounts	807,569	425,557	1,092,185
Provision for inventory reserves	1,437,610	1,265,120	1,289,740
Provision for warranty	1,308,058	1,466,176	4,048,899
Gain on sale of fixed assets	(94,261)	(146,268)	(341,575)
Gain on sale of equipment on operating lease	(2,142,119)	(969,845)	(956,271)
Gain on sale of finance receivables	(438,010)	(215,730)	(278,824)
Equity in loss (income) of joint venture	195,781	(6,096)	(74,578)
Minority interest in earnings of subsidiary	(8,328)	.	.
(Increase) decrease in:
Receivables	8,155,450	(6,011,492)	(11,352,173)
Inventories	(18,901,256)	(11,136,071)	(3,717,271)
Prepaid expenses	230,183	(1,683,262)	(703,735)
Deferred tax asset	494,685	1,229,527	(723,156)
Other assets	459,650	135,646	(444,725)
Increase (decrease) in:
Accounts payable	(3,675,821)	2,025,578	2,664,949
Customer deposits	(575,633)	(4,171,065)	4,094,466
Accrued product warranty	(1,249,472)	(2,090,771)	(3,828,493)
Income taxes payable	(984,131)	(329,480)	(817,515)
Other accrued liabilities	(3,272,367)	4,113,914	5,977,639
Foreign currency transaction (gain) loss	(120,257)	27,293	.
Net cash provided by operating activities	23,288,120	27,336,871	28,495,262
Cash Flows from Investing Activities
Proceeds from sale of property and equipment - net	319,789	266,601	992,841
Expenditures for property and equipment	(21,535,875)	(28,384,787)	(18,465,257)
Proceeds from sale of equipment on operating lease	48,920,688	29,748,064	22,609,684
Expenditures for equipment on operating lease	(53,882,130)	(25,216,820)	(28,015,599)
Additions to finance receivables	(74,134,723)	(37,820,908)	(18,398,321)
Collections of finance receivables	32,368,390	390,450	365,514
Proceeds from sale of finance receivables	38,554,353	28,093,482	9,820,384
Additions to notes receivable	(52,000)	(1,421,804)	(12,386)
Repayments on notes receivable	115,773	898,811	229,454
Cash payments in connection with business combinations, net of cash acquired	(7,468,669)	(52,448,406)	(8,506,458)
Net cash used by investing activities	(36,794,404)	(85,895,317)	(39,380,144)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	$ 1,005,502	$ 1,364,275	$ 1,350,510
Net borrowings under revolving credit loan	16,285,337	55,788,775	3,290,000
Principal repayments of industrial bonds, loans and notes payable	(2,932,513)	(503,057)	(614,183)
Proceeds from debt and notes payable	2,833,145	41,189	9,285,000
Net cash provided by financing activities	17,191,471	56,691,182	13,311,327
Effect of exchange rates on cash	(356,929)	239,595	.
Increase (decrease) in cash and cash equivalents	3,328,258	(1,627,669)	2,426,445
Cash and cash equivalents, beginning of period	3,725,070	5,352,739	2,926,294
Cash and cash equivalents, end of period	$ 7,053,328	$ 3,725,070	$ 5,352,739
Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$ 8,499,094	$ 4,425,526	$ 2,778,422
Income taxes	$ 17,934,641	$ 20,472,411	$ 16,545,127
Tax benefits related to stock options:
Refundable income taxes	$ 555,962	$ 856,000	$ 1,159,925
Deferred tax asset	.	.	99,422
Additional paid-in capital	(555,962)	(856,000)	(1,259,347)
Non-cash business combination:
Investment in subsidiary	$ 1,576,844	$ 1,556,523	.
Accrued liability	(1,576,844)	(1,556,523)	.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2000, 1999 and 1998
.	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders Equity
Balance December 31, 1997	18,641,160	$3,728,232	$41,787,534	$60,099,216	.	$105,614,982
Net and Comprehensive income	.	.	.	24,436,115	.	24,436,115
Exercise of stock options, including tax benefit	326,072	65,214	2,544,643	.	.	2,609,857
Balance December 31, 1998	18,967,232	3,793,446	44,332,177	84,535,331	.	132,660,954
Net income	.	.	.	31,712,278	.	31,712,278
Other comprehensive income:	.	.	.	.	.	.
Foreign currency translation adjustment	.	.	.	.	$266,888	266,888
Comprehensive income	.	.	.	.	.	31,979,166
Exercise of stock options, including tax benefit	139,609	27,922	2,189,534	.	.	2,217,456
Stock issued in business combination	14,296	2,859	397,141	.	.	400,000
Balance December 31, 1999	19,121,137	3,824,227	46,918,852	116,247,609	266,888	167,257,576
Net income	.	.	.	26,281,086	.	26,281,086
Other comprehensive income:	.	.	.	.	.	.
Foreign currency translation adjustment	.	.	.	.	(477,186)	(477,186)
Comprehensive income	.	.	.	.	.	25,803,900
Exercise of stock options, including tax benefit	198,609	39,722	1,521,742	.	.	1,561,464
Balance December 31, 2000	19,319,746	$3,863,949	$48,440,594	$142,528,695	$(210,298)	$194,622,940

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2000, 1999 and 1998

1. Summary of Significant Accounting Policies

Basis of Presentation - The consolidated financial statements include the accounts of Astec Industries, Inc. and its subsidiaries. The Company's wholly-owned or consolidated subsidiaries at December 31, 2000 are as follows:
American Augers, Inc.	Johnson Crushers International, Inc.
Astec, Inc.	Kolberg-Pioneer, Inc.
Astec Financial Services, Inc.	Osborn Engineered Products SA (Pty) Ltd. (88%)
Astec Systems, Inc.	Production Engineered Products, Inc.
Breaker Technology, Inc.	Roadtec, Inc.
Breaker Technology Ltd.	Superior Industries of Morris, Inc.
Carlson Paving Products, Inc.	Telsmith, Inc.
CEI Enterprises, Inc.	Trencor, Inc.
Heatec, Inc.

All significant intercompany transactions have been eliminated in consolidation.

The Company's investment in a 50% owned joint venture, Pavement Technology, Inc., is accounted for on an equity basis.

Use of Estimates - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Goodwill - Goodwill represents the excess of cost over the fair value of net identifiable assets acquired. Goodwill amounts are being amortized using the straight-line method over 20 years. Accumulated goodwill amortization was approximately $5,104,000 and $3,071,000 at December 31, 2000 and 1999, respectively.

Impairment of Long-lived Assets - In the event that facts and circumstances indicate that the carrying amounts of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a writedown is required. If this review indicates that the assets will not be recoverable, the carrying value of the Company's assets would be reduced to their estimated market value.

Revenue Recognition - A portion of the Company's equipment sales represents equipment produced in the Company's plants under short-term contracts for a specific customer project or equipment designed to meet a customer's specific requirements. Equipment revenues are recognized in compliance with the terms and conditions of each contract, which is ordinarily at the time the equipment is shipped. Certain contracts include terms and conditions through which the Company recognizes revenues upon completion of equipment production which is subsequently stored at the Company's plant at the customer's request. Revenue is recorded on such contracts upon the customer's assumption of title and all risks of ownership. The Company has a limited number of sales accounted for as multiple-element arrangements; related revenue on each product is recognized when it is shipped, and the related service revenue is recognized when the service is performed.

Advertising Expense - The cost of advertising is expensed as incurred. The Company incurred approximately $3,478,000, $3,964,000, and $3,052,000 in advertising costs during 2000, 1999 and 1998, respectively.

Stock-based Compensation - The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for employee stock options in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants. The Company adopted SFAS No. 123, Accounting for Stock-based Compensation, in 1996 and is utilizing the disclosure only option permitted by the statement for employee stock options. See Note 10.

Earnings Per Share - Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is based on the weighted average number of common shares outstanding, and diluted earnings per share includes potential dilutive effects of options, warrants and convertible securities.

The following table sets forth the computation of basic and diluted earnings per share:
	Year Ended December 31,
	2000	1999	1998
.Numerator: Net income	$ 26,281,086	$ 31,712,278	$ 24,436,115
Denominator:
Denominator for basic earnings per share	19,221,754	19,064,516	18,799,063
Effect of dilutive securities:
Employee stock options	499,534	865,860	642,121
Denominator for diluted earnings per share	19,721,288	19,930,376	19,441,184
Earnings per common share:
Basic	$ 1.37	$ 1.66	$ 1.30
Diluted	$ 1.33	$ 1.59	$ 1.26

Derivatives and Hedging Activities - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended by SFAS Nos. 137 and 138, and is now required to be adopted by the Company effective January 1, 2001. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on the Company's earnings or financial position.

Shipping and Handling Fees and Cost - The Company records the cost of shipping and handling as a reduction of the fees charged for shipping and handling. These amounts are included in net sales. Revenues and expenses were $11,857,000 and $12,719,000 for 2000, $9,169,000 and $8,706,000 for 1999 and $9,139,000 and $9,122,000 for 1998, respectively.

Reclassifications - Certain amounts for 1999 and 1998 have been reclassified to conform with the 2000 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Business Combinations

The Company's acquisitions have been accounted for using the purchase method of accounting, and accordingly, the operating results of the acquired businesses are included in the Company's consolidated financial statements from the respective acquisition dates. The assets acquired and liabilities assumed were recorded at estimated fair value as determined by management. That portion of the purchase price in excess of the fair market value of the net identifiable assets acquired is recorded as goodwill and is being amortized using the straight-line method over 20 years.

On August 13, 1999, the Company acquired substantially all of the assets of Teledyne Specialty Equipment's Construction and Mining business unit from Allegheny Teledyne, Inc. for approximately $18,900,000 in cash. The acquired business unit, having operations in both the United States and Canada, operates as Breaker Technology, Inc. in the U.S. and as Breaker Technology Ltd. in Canada ("BTI"). On October 29, 1999, the Company purchased the operating assets and liabilities of American Augers, Inc. for approximately $15,500,000 in cash and repayment of approximately $6,200,000 of debt. On November 1, 1999, the Company acquired the operating assets and liabilities of Superior Industries of Morris, Inc. ("Superior") for $17,000,000 in cash.

On October 2, 2000, the Company acquired the operating assets and liabilities of Carlson Paving Products Company, Inc. ("Carlson") for $4,170,000 cash and 144,162 shares of the Company's stock valued at approximately $1,577,000. On September 30, 2000, the Company purchased substantially all of the assets and liabilities of Osborn MMD, a Boart Longyear group operation, from Anglo Operations Limited for approximately $3,200,000 in cash. The acquired business is located in South Africa and operates as Osborn Engineered Products SA (Pty) Ltd.

A summary of the net assets acquired is as follows:
	BTI	AMERICAN AUGERS	SUPERIOR	OSBORN	CARLSON
Current assets	$12,218,333	$10,826,332	$ 6,446,529	$7,634,984	$2,229,110
Property, plant and equipment	1,847,523	2,950,450	9,256,214	1,843,815	715,884
Other assets	.	573,505	109,038	48,809	19,005
Current liabilities	(6,159,326)	(5,796,498)	(1,865,435)	(4,667,809)	(640,400)
Other liabilities	.	(6,208,004)	(1,189,218)	.	(964,365)
Goodwill	11,025,239	11,700,858	2,548,938	(1,194,292)	4,385,025
Less: Minority interest	.	.	.	(439,861)	.
Net assets acquired excluding cash	18,931,769	14,046,643	15,306,066	3,225,646	5,744,259
Cash	.	1,445,543	1,693,934	.	2,585
Net assets acquired	$18,931,769	$15,492,186	$17,000,000	$3,225,646	$5,746,84

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of each year presented. The unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as goodwill amortization expense and interest expense on acquisition debt. They do not purport to be indicative of the results that would have occurred had the acquisitions taken place at the beginning of the periods presented or of results which may occur in the future.
	December 31,
	2000	1999
Net sales	$ 549,524,000	$ 555,781,000
Income from operations	54,138,000	67,727,000
Net income	26,655,000	35,542,000
Per common share outstanding:
Basic	$ 1.39	$ 1.86
Diluted	$ 1.35	$ 1.78

3. Inventories
Inventories consisted of the following:	December 31,
	2000	1999
Raw materials and parts	$ 41,783,985	$ 45,640,440
Work-in-process	27,520,881	15,884,177
Finished goods	39,574,507	31,606,965
Used equipment	17,428,455	11,710,341
Total	$ 126,307,828	$ 104,841,923

4. Property and Equipment
Property and equipment consisted of the following:	December 31,
	2000	1999
Land, land improvements and buildings	$ 72,799,811	$ 62,976,860
Equipment	101,544,216	87,918,504
Less accumulated depreciation	(55,543,607)	(44,012,938)
Land, buildings and equipment - net	118,800,420	106,882,426
Rental property:
Equipment	9,036,202	2,996,026
Less accumulated depreciation	(909,090)	(490,296)
Rental property - net	8,127,112	2,505,730
Total	$ 126,927,532	$ 109,388,156

Depreciation expense was approximately $13,347,000, $10,664,000 and $7,577,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

5. Leases

The Company leases certain land, buildings and equipment that are used in its operations. Total rental expense charged to operations under operating leases was approximately $4,054,000, $3,329,000 and $2,597,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Minimum rental commitments for all noncancelable operating leases at December 31, 2000 are as follows:

2001	$ 3,142,000
2002	2,493,000
2003	1,755,000
2004	1,247,000
2005	60,000
Thereafter	--

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also leases equipment to customers under contracts generally ranging from 36 to 48 months. Rental income under such leases was $3,908,000, $2,467,000 and $1,994,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Minimum rental payments to be received for equipment leased to others at December 31, 2000 are as follows:

2001	$ 491,852	2004	$ 267,547
2002	337,047	2005	280,473
2003	267,547	Thereafter	266,646

6. Long-term Debt
Long-term debt consisted of the following:	December 31,
	2000	1999

Revolving credit loan of $150,000,000 at December 31, 2000, available   through November 22, 2002, at interest rates from 7.44% to 9.25% at   December 31, 2000, and at interest rates from 6.31% to 8.25% at   December 31, 1999

	$ 98,700,000	$ 47,369,835
Industrial Development Revenue Bonds payable in annual installments through 2006 at weekly negotiated interest rates	3,000,000	3,500,000
Industrial Development Revenue Bonds due in 2019 at weekly negotiated interest rates	8,000,000	8,000,000
Industrial Development Revenue Bonds due in 2028 at weekly negotiated interest rates	9,200,000	9,200,000
Term loan dated August 13, 1999 at the corporate base rate or 1.25% plus the Eurodollar rate due on January 2, 2001	.	15,000,000
Term loan dated October 29, 1999 at the corporate base rate or 1.25% plus the Eurodollar rate due on January 2, 2001	.	20,000,000
Other current notes payable	1,597,311	211,270
Total long-term debt	120,497,311	103,281,105
Less current maturities	1,986,424	595,635
Long-term debt less current maturities	$ 118,510,887	$ 102,685,470

The Company has an unsecured $150,000,000 revolving line of credit. The agreement contains borrowing sub-limits which allow the Company and its subsidiary, Astec Financial Services, Inc., to borrow up to $130,000,000 and $50,000,000 respectively, not to exceed the total commitment amount. Advances under Astec Financial's sub-limit are limited to eligible receivables as defined in the agreement. Amounts outstanding under the agreement bear interest, at the Company's option, at a rate from .25% below prime to prime plus .50%, or from .75% to 2.00% above the London Interbank Offering Rate. The interest rate applied to borrowings is based on a leverage ratio, calculated quarterly, as defined by the credit agreement. The credit agreement contains certain restrictive covenants relative to operating ratios and capital expenditures and also restricts the payment of dividends. The Company was in compliance with all financial covenants related to the above loan agreement at December 31, 2000.

The aggregate of all maturities of long-term debt in each of the next five years is as follows:

2001	$ 1,986,424	2004	$ 510,635
2002	99,245,768	2005	510,635
2003	522,578	Thereafter	17,721,271

For 2000, the weighted average interest rate on short-term borrowings, which includes current maturities of Industrial Revenue Bonds, was 3.52%.

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

The following provides information regarding benefit obligations, plan assets and the funded status of the plans:
	Pension Benefits		Other Benefits
	2000	1999	2000	1999
Change in benefit obligation
Benefit obligation at beginning of year	$ 6,307,948	$ 6,948,914	$ 1,390,967	$ 1,463,502
Service cost	351,320	329,864	86,027	80,326
Interest cost	504,384	449,209	103,596	82,311
Actuarial (gain) loss	368,022	(1,077,018)	211,149	(200,982)
Participant contributions	.	.	367,665	125,109
Benefits paid	(322,371)	(343,021)	(503,904)	(159,299)
Benefit obligation at end of year	$ 7,209,303	$ 6,307,948	$ 1,655,500	$ 1,390,967
Change in plan assets
Fair value of plan assets at beginning of year	6,992,158	6,607,594	.	.
Actual return on plan assets	(296,982)	727,585	.	.
Benefits paid	(322,371)	(343,021)	.	.
Fair value of plan assets at end of year	$ 6,372,805	$ 6,992,158	.	.
Funded status (underfunded)	(836,498)	684,210	(1,655,500)	(1,390,967)
Unrecognized net actuarial (gain) loss	383,049	(897,149)	460,723	271,160
Prepaid (accrued) benefit cost	$ (453,449)	$ (212,939)	$(1,194,777)	$(1,119,807)
Weighted-average assumptions as of December 31
Discount rate	7.75%	6.75%	7.75%	7.42%
Expected return on plan assets	9.00%	9.00%	.	.
Rate of compensation increase	4.00%	4.00%	.	.

The weighted average annual assumed rate of increase in per capita health care costs is 12.0% for 2001 and is assumed to decrease gradually to 5.0% for 2008 and remain at that level thereafter. A 1% increase or decrease in the medical inflation rate would not have a significant effect on either the benefit obligation or the aggregate service and interest cost components of net periodic benefit cost.

Net periodic benefit cost for 2000, 1999 and 1998 included the following components:
Pension Benefits	Other Benefits
2000	1999	1998	2000	1999	1998
Components of net periodic benefit cost
Service cost	$ 351,320	$ 329,864	$ 315,111	$ 86,027	$ 80,326	$ 74,681
Interest cost	504,384	449,209	647,654	103,596	82,311	87,419
Expected return on plan assets	(614,194)	(592,008)	(797,619)	.	.	.
Amortization of prior service cost	.	.	19,614	.	.	.
Amortization of transition obligation	.	.	.	33,700	33,700	33,700
Recognized net actuarial (gain) loss	.	.	.	(12,164)	(11,180)	(205)
Curtailment/settlement loss	.	.	1,136,000	.	.	.
Net periodic benefit cost	$ 241,510	$ 187,065	$1,320,760	$ 211,159	$ 185,157	$ 195,595

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Income Taxes

For financial reporting purposes, income before income taxes includes the following components:

	Year Ended December 31,
	2000	1999	1998
United States	$ 41,692,857	$ 51,836,482	$ 39,318,695
Foreign	1,037,997	(305,059)	243,801
Income before income taxes	$ 42,730,854	$ 51,531,423	$ 39,562,496
The provision for income taxes consisted of the following:
	Year Ended December 31,
	2000	1999	1998
Current	$ 15,803,033	$ 19,188,853	$ 15,849,539
Deferred provision (benefit)	638,407	630,292	(723,158)
Total provision for income taxes	$ 16,441,440	$ 19,819,145	$ 15,126,381
A reconciliation of the provision for income taxes at the statutory Federal rate to the amount provided is as follows:
	Year Ended December 31,
	2000	1999	1998
Tax at statutory rates	$ 14,934,626	$ 18,035,999	$ 13,846,874
Benefit from foreign sales corporation	(516,982)	(241,012)	(620,000)
State taxes, net of federal income tax benefit	1,389,290	1,578,250	1,377,000
Income taxes of other countries	66,030	(4,000)	11,000
Other items	568,476	449,908	511,507
Income taxes	$ 16,441,440	$ 19,819,145	$ 15,126,381

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets are as follows:
	Year Ended December 31,
	2000	1999
Deferred tax assets:
Inventory reserves	$ 2,581,700	$ 2,253,400
Warranty reserves	1,381,700	1,262,100
Bad debt reserves	774,300	781,200
Other accrued expenses	4,250,000	3,758,900
Total deferred tax assets	8,987,700	8,055,600
Deferred tax liabilities:
Property and equipment	7,933,400	6,024,200
Other	64,400	595,400
Total deferred tax liabilities	7,997,800	6,619,600
Net deferred tax asset	$ 989,900	$ 1,436,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Contingencies

Management has reviewed all claims and lawsuits and, upon the advice of counsel, has made adequate provision for any estimable losses. However, the Company is unable to predict the ultimate outcome of the outstanding claims and lawsuits.

Certain customers have financed purchases of the Company's products through arrangements in which the Company is contingently liable for customer debt aggregating approximately $18,816,000 and $11,776,000 at December 31, 2000 and 1999, respectively. These obligations average five years in duration and have minimal risk. Astec Financial Services, Inc. sold both finance and operating leases with limited recourse, generally not exceeding 15% of the purchase price, subject to elimination of recourse responsibilities through remarketing of equipment.

Other - The Company is contingently liable under letters of credit of approximately $18,440,000 primarily related to Industrial Revenue Bonds.

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

Under terms of the Company's stock option plans, officers and certain other employees may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. The Company has reserved shares of common stock for exercise of outstanding non-qualified options and incentive options of officers and employees of the Company and its subsidiaries at prices determined by the Board of Directors. In addition, a Non-employee Directors Stock Incentive Plan has been established to allow non-employee directors to have a personal financial stake in the Company through an ownership interest. Directors may elect to receive their compensation in common stock, deferred stock or stock options. Options granted under the Non-employee Directors Stock Incentive Plan and the Executive Officer Annual Bonus Equity Election Plan vest and become fully exercisable immediately. All other options outstanding vest over 12 months. All stock options have a ten-year term. The shares reserved under the various stock option plans are as follows: (1) 1992 Stock Option Plan - 436,556, (2) 1998 Long-term Incentive Plan - 1,716,750, (3) Executive Officer Annual Bonus Equity Election Plan - 13,156 and(4) 1998 Non-employee Director Stock Plan -- 6,572.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1999, and 2000, respectively; risk-free interest rates of 4.70% , 5.58% and 5.25%, volatility factors of the expected market price of the Company's common stock of .329, .381 and .444; and a weighted-average expected life of the option of four years.

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
Year Ended December 31,
	2000	1999	1998
Pro forma net income	$ 23,156,686	$ 30,466,266	$ 23,179,000
Pro forma earnings per share:
Basic	$ 1.20	$ 1.60	$ 1.23
Diluted	$ 1.17	$ 1.53	$ 1.19

A summary of the Company's stock option activity and related information for the years ended December 31, 2000, 1999 and 1998 follows:
	Year Ended December 31,
	2000		1999		1998
	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
Options outstanding, beginning of year	1,866,730	$ 17.23	1,389,800	$ 10.91	1,052,000	$ 4.64
Options granted	580,348	$ 25.58	620,161	$ 29.74	663,800	$ 17.53
Options forfeited	78,800	$ 18.59	3,895	$ 29.59	.	.
Options exercised	195,244	$ 5.12	139,336	$ 9.77	326,000	$ 4.31
Options outstanding, end of year	2,173,034	$ 20.53	1,866,730	$ 16.29	1,389,800	$ 10.87

The weighted average fair value of options granted whose exercise price was equal to the market price of the stock on the grant date was $25.58, $10.75 and $5.71 for the years ended December 31, 2000, 1999 and 1998. The weighted average fair value of options granted whose exercise price exceeded the market price of the stock on the grant date was $28.05 and $12.04 for the years ended December 31, 2000 and 1999. The range of exercise prices for options outstanding and exercisable as of December 31, 2000 are as follows: 436,556 options from $1.63 to $7.43 and 1,736,478 options from $17.38 to $36.00.

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

11. Financial Instruments

Credit Risk - The Company sells products to a wide variety of customers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. As of December 31, 2000, concentrations of credit risk with respect to receivables are limited due to the wide variety of customers.

Fair Value of Financial Instruments - The book value of the Company's financial instruments approximates their fair value. Financial instruments include cash, accounts receivable, finance receivables, accounts payable, long- and short-term debt and one interest rate swap agreement. Substantially all of the Company's short and long-term debt is floating rate debt and, accordingly, book value approximates its fair value.

Interest Rate Swap Agreement - In order to mitigate exposure to interest rate fluctuations, the Company's captive finance subsidiary, Astec Financial Services,Inc. ("AFS") entered into an interest rate swap agreement on April 6, 2000, to fix interest rates on variable rate debt. The swap agreement is effective for five years with a notional amount of $7,500,000. At December 31, 2000, the fair value of the swap agreement was ($363,000).

12. Operations by Industry Segment and Geographic Area

The Company has four reportable operating segments. These segments are combinations of business units that offer different products and services. The business units are each managed separately because they manufacture and distribute distinct products that require different marketing strategies. A brief description of each segment is as follows:

Asphalt Group - This segment consists of three operating units that design, manufacture and market a complete line of portable, stationary and relocatable hot-mix asphalt plants and related components and a variety of heaters, heat transfer processing equipment and thermal fluid storage tanks. The principal purchasers of these products are asphalt producers, highway and heavy equipment contractors and foreign and domestic governmental agencies.

Aggregate and Mining Group - This segment consists of eight operating units that design, manufacture and market a complete line of rock crushers, feeders, conveyors, screens and washing equipment. The principal purchasers of these products are open mine and quarry operators.

Mobile Asphalt Paving Group - This segment consists of two operating units that design, manufacture and market asphalt pavers, asphalt material transfer vehicles, milling machines and paver screeds . The principal purchasers of these products are highway and heavy equipment contractors and foreign and domestic governmental agencies.

Underground Group - This segment consists of two companies that design, manufacture and market auger boring machines, directional drills, fluid/mud systems, chain and wheel trenching equipment, rock saws, road miners and material processing equipment. The principal purchasers of these products are pipeline and utility contractors.

All Others - This category consists of the Company's three other business units, including the parent company, Astec Industries, Inc., that do not meet the requirements for separate disclosure as an operating segment. Revenues in this category are derived primarily from operating leases owned by the Company's finance subsidiary.

The Company evaluates performance and allocates resources based on profit or loss from operations before federal income taxes and corporate overhead. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Intersegment sales and transfers are valued at prices comparable to those for unrelated parties. For management purposes, the Company does not allocate Federal income taxes or corporate overhead (including interest expense related to the Company's revolving line of credit) to its business units.
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$187,823,335	$190,931,429	$ 63,268,136	$ 75,748,060	$ 2,916,891	$520,687,851
Intersegment revenues	13,427,266	21,024,808	120,618	504,963	3,051,983	38,129,638
Interest expense	4,742	769,003	175,634	340,583	7,362,378	8,652,340
Depreciation and amortization	4,774,154	5,078,301	1,629,792	2,082,141	1,815,315	15,379,703
Segment profit	17,996,985	18,367,234	8,343,809	6,835,885	(25,515,926)	26,027,987
Segment assets	167,042,229	202,701,018	58,826,228	59,934,607	262,897,237	751,401,319
Capital expenditures	8,562,340	6,819,029	1,602,651	3,336,470	470,534	20,791,024
Segment information for 1999	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$192,525,695	$155,199,535	$ 67,374,684	$ 31,510,153	$ 3,017,390	$449,627,457
Intersegment revenues	8,947,300	10,636,735	.	936,882	2,643,437	23,164,354
Interest expense	57,447	683,404	93,875	289,569	3,128,924	4,253,219
Depreciation and amortization	4,153,143	3,049,886	1,274,471	995,609	2,222,753	11,695,862
Segment profit	25,449,090	18,198,871	11,200,103	988,904	(25,299,553)	30,537,415
Segment assets	150,032,995	184,015,782	43,619,752	52,280,067	238,563,925	668,512,521
Capital expenditures	8,962,862	10,883,070	3,442,706	2,155,055	5,435,997	30,879,690
Segment information for 1998	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$163,234,857	$ 112,705,508	$ 60,324,759	$ 29,590,375	$ (1,910,308)	$363,945,191
Intersegment revenues	11,316,496	7,039,559	662,270	.	7,952,842	26,971,167
Interest expense	10,397	333,186	38,698	342,748	1,983,952	2,708,981
Depreciation and amortization	3,236,621	1,662,560	1,019,281	874,428	1,336,695	8,129,585
Segment profit	21,565,578	12,961,727	9,890,188	2,039,242	(20,839,063)	25,617,672
Segment assets	129,794,248	115,980,822	35,649,089	22,702,313	166,343,381	470,469,853
Capital expenditures	10,899,368	4,930,963	2,347,673	841,040	358,697	19,377,741

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliations of the reportable segment totals for revenues, profit or loss, assets, interest expense, depreciation and amortization and capital expenditures to the Company's consolidated totals are as follows:

	Year Ended December 31,
	2000	1999	1998
Sales:
Total external sales for reportable segments	$ 517,770,960	$ 446,610,067	$ 365,855,499
Intersegment sales for reportable segments	35,077,655	20,520,917	19,018,325
Other sales	5,968,874	5,660,827	6,042,534
Elimination of intersegment sales	(38,129,638)	(23,164,354)	(26,971,167)
Total consolidated sales	$ 520,687,851	$ 449,627,457	$ 363,945,191
Profit:
Total profit for reportable segments	$ 51,543,913	$ 55,836,968	$ 46,456,735
Other (loss)	(25,515,926)	(25,299,553)	(20,839,063)
Equity in (loss) income of joint venture	(195,781)	6,096	74,578
Minority interest in earnings of subsidiary	(8,328)	.	.
Elimination of intersegment profit	457,208	1,168,767	(1,256,135)
Total consolidated net income	$ 26,281,086	$ 31,712,278	$ 24,436,115
Assets:
Total assets for reportable segments	$ 488,504,082	$ 429,948,596	$ 304,126,472
Other assets	262,897,237	239,460,432	166,343,381
Elimination of intercompany profit in inventory and leased equipment	(246,280)	(1,241,297)	(2,410,064)
Elimination of intercompany receivables	(144,200,101)	(172,653,814)	(118,730,950)
Elimination of investment in subsidiaries	(141,254,918)	(118,643,805)	(84,228,341)
Other eliminations	(63,394,201)	(21,433,081)	(16,780,222)
Total consolidated assets	$ 402,305,819	$ 355,437,031	$ 248,320,276
Interest expense:	.	.	.
Total interest expense for reportable segments	$ 1,289,962	$ 1,124,295	$ 725,029
Other interest expense	7,362,378	3,128,924	1,983,952
Total consolidated interest expense	$ 8,652,340	$ 4,253,219	$ 2,708,981
Depreciation and amortization:
Total depreciation and amortization for reportable segments	$ 13,564,388	$ 9,473,109	$ 6,792,890
Other depreciation and amortization	1,815,315	2,222,753	1,336,695
Total consolidated depreciation and amortization	$ 15,379,703	$ 11,695,862	$ 8,129,585
Capital expenditures:
Total capital expenditures for reportable segments	$ 20,320,490	$ 25,443,693	$ 19,019,044
Other capital expenditures	470,534	5,435,997	358,697
Total consolidated capital expenditures (excluding those for equipment leased to others)	$ 20,791,024	$ 30,879,690	$ 19,377,741

International sales by domestic subsidiaries by major geographic region were as follows:
	Year Ended December 31,
	2000	1999	1998
Asia	$ 1,589,937	$ 2,814,288	$ 5,363,481
Southeast Asia	2,824,572	808,771	2,214,930
Europe	7,137,599	7,148,982	3,471,656
South America	2,984,187	4,280,998	20,712,903
Canada	14,950,621	12,694,606	12,072,217
Australia	6,598,660	962,743	1,467,738
Africa	8,044,463	1,434,304	2,668,923
Central America	15,557,104	9,995,037	11,893,005
Middle East	205,300	1,080,697	6,164,493
West Indies	3,018,152	4,365,563	3,176,713
Other	588,325	209,208	308,542
Total	$63,498,920	$45,795,197	$69,514,601

13. Finance Receivables

Finance receivables are receivables of Astec Financial Services, Inc. Contractual maturities of outstanding receivables at December 31, 2000 were:

Amounts Due In	Financing Leases	Notes	Total
2001	$ 7,646,289	$ 11,894,736	$ 19,541,025
2002	817,038	981,998	1,799,036
2003	686,751	758,896	1,445,647
2004	477,679	321,115	798,794
2005	454,840	208,223	663,063
Thereafter	1,980,000	284,498	2,264,498
Total	$12,062,597	$14,449,466	$26,512,063

Receivables may be paid prior to contractual maturity generally by payment of a prepayment penalty. At December 31, 2000, there were no impaired loans or leases. Recognition of income on finance receivables is suspended when management determines that collection of future income is not probable. Accrual is resumed if the receivable becomes contractually current and collection doubts are removed. Previously suspended income is recognized at that time.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Astec Industries, Inc.

We have audited the accompanying consolidated balance sheets of Astec Industries, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astec Industries, Inc. and subsidiaries at December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Chattanooga, Tennessee
February 23, 2001

REPORT OF INDEPENDENT AUDITORS
 The Board of Directors and Shareholders
Astec Industries, Inc.

 We have audited the accompanying consolidated balance sheets of Astec Industries, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astec Industries, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young, LLP
Chattanooga, Tennessee
February 23, 2001

A-24

ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE (II)
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

DESCRIPTION	BEGINNING BALANCE	ADDITIONS CHARGES TO COSTS & EXPENSES	OTHER ADDITIONS	DEDUCTIONS	ENDING BALANCE
December 31, 2000
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$1,966,251	$807,569	$105,000 (3)	$773,820 (1)	$2,105,000
Reserve for inventory	$5,131,175	$1,437,610	$830,000 (3)	$1,135,029	$6,263,756
Other Reserves: Product warranty	$4,075,358	$1,308,058	$322,871 (3)	$1,264,442 (2)	$4,441,845

December 31, 1999
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$1,460,000	$425,557	$287,854 (3)	$207,160 (1)	$1,966,251
Reserve for inventory	$3,683,292	$1,265,120	$1,639,600 (3)	$1,456,837	$5,131,175
Other Reserves: Product warranty	$3,624,252	$1,466,176	$1,075,700 (3)	$2,090,770 (2)	$4,075,358

December 31, 1998:
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$1,553,237	$1,092,185	$ 0	$1,185,422 (1)	$1,460,000
Reserve for inventory	$4,328,170	$1,289,740	$ 0	$1,934,618	$3,683,292
Other Reserves: Product warranty	$3,206,372	$4,048,899	$ 0	$ 3,631,019 (2)	$3,624,252

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

Date: March 23, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by a majority of the Board of Directors of the Registrant on the dates indicated:
SIGNATURE	TITLE	DATE

/s/ J. Don Brock J. Don Brock	Chairman of the Board and President	March 23, 2001
/s/ Albert E. Guth Albert E. Guth	President, Astec Financial Services, Inc. and Director	March 23, 2001
/s/ W. Norman Smith W. Norman Smith	President - Astec, Inc. and Director, Group Vice President Asphalt -	March 23, 2001
/s/ Robert G. Stafford Robert G. Stafford	Vice President, Aggregates Processing Group and Director	March 23, 2001
/s/ J. Wade Gilley J. Wade Gilley	Director	March 23, 2001
/s/ William B. Sansom William B. Sansom	Director	March 23, 2001
/s/ Ronald W. Dunmire Ronald W. Dunmire	Director	March 23, 2001
/s/ Robert H. West Robert H. West	Director	March 23, 2001
/s/ William D. Gehl William D. Gehl	Director	March 23, 2001
/s/ Daniel K. Frierson Daniel K. Frierson	Director	March 23, 2001
/s/ Robert Dressler Robert Dressler	Director	March 23, 2001

Commission File No. 0-14714
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

EXHIBITS FILED WITH ANNUAL REPORT
ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

ASTEC INDUSTRIES, INC.
4101 Jerome Avenue
Chattanooga, Tennessee 37407

ASTEC INDUSTRIES, INC.
FORM 10-K
INDEX TO EXHIBITS

Exhibit Number	Description
10.33

Sale of Business Agreement, dated September 29, 2000, between Anglo Operations Limited and High Mast Properties 18 Limited and Astec Industries, Inc. for the purchase of the materials handling and processing products division of the Boart-Longyear Division of Anglo Operations Limited.

10.34	Acquisition Agreement, dated October 2, 2000, by and among Larry Raymond, Carlson Paving Products, Inc. and Astec Industries, Inc.
10.35	Collective Bargaining Agreement, dated February 1, 2001, by and between Trencor, Inc. and the United States Steelworkers of America, AFL-CIO and CLC.
Exhibit 22	Subsidiaries of the registrant.
Exhibit 23	Consent of independent auditors.