Form 10-Q
period 2001-03-31
ASTEC INDUSTRIES INC
filed 2001-05-14
CIK 792987

SECURITIES & EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2001.

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the Transition period from ____ to ____.

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

YES X_____	NO ________

Indicate the number of shares outstanding of each of the registrant's classes of stock as of the latest practicable date.
Class	Outstanding at May 10 , 2001
Common Stock, par value $0.20	19,335,568

ASTEC INDUSTRIES, INC.

INDEX

Page Number
PART I - Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000	1
Consolidated Statements of Income for the Three Months Ended March 31, 2001 and 2000	2
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000	3
Notes to Unaudited Consolidated Financial Statements	4
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	6
PART II - Other Information
Item 1. Legal Proceedings	8
Item 5. Other Items	8
Item 6. Exhibits and Reports on Form 8-K	9

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Astec Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)
Account Description	March 31, 2001 (Unaudited)	December 31, 2000 (Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$ 3,170	$ 7,053
Receivables - net	109,130	83,159
Inventories	126,539	126,308
Prepaid expenses and other	13,969	15,473
Total current assets	252,808	231,993
Property and equipment - net	124,840	126,928
Goodwill	36,516	37,208
Other assets	7,861	6,177
Total assets	$422,025	$402,306
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes payable	$ 1,633	$ 1,445
Current maturities of long-term debt	556	542
Accounts payable - trade	39,903	35,585
Other accrued liabilities	39,748	38,686
Total current liabilities	81,840	76,258
Long-term debt, less current maturities	127,780	118,511
Other non-current liabilities	13,403	12,466
Minority interest in investment	472	448
Total shareholders' equity	198,530	194,623
Total liabilities and shareholders' equity	$422,025	$402,306

Astec Industries, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands)
(Unaudited)
	Three months ended
	March 31,
	2001	2000
Net sales	$ 143,310	$ 140,872
Cost of sales	111,987	107,114
Gross profit	31,323	33,758
Selling, general and administrative expenses	20,960	18,255
Income from operations	10,363	15,503
Interest expense	2,339	2,186
Other income, net of expense	644	802
Income before income taxes	8,668	14,119
Income taxes	3,337	5,492
Minority interest in earnings	28	-
Net income	$ 5,303	$ 8,627
Earnings per common share
Basic	$ 0.27	$ 0.45
Diluted	$ 0.27	$ 0.44
Weighted average common shares outstanding
Basic	19,324,234	19,140,293
Diluted	19,600,539	19,828,565

Astec Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Three months ended March 31,
	2001	2000
Cash flows from operating activities:
Net income	$ 5,303	$ 8,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,110	3,445
Provision for doubtful accounts	109	92
Provision for inventory reserve	361	802
Provision for warranty reserve	823	990
(Gain) on sale of fixed assets	(3)	(3)
(Gain) on sale of lease portfolio	(474)	(465)
Minority interest in earnings of subsidiary	24	-
(Increase) decrease in:
Trade receivables	(25,924)	(14,138)
Finance receivables	(179)	(4,522)
Inventories	(593)	(3,715)
Prepaid expenses and other	1,503	1,926
Other receivables	568	(1,361)
Other non-current assets	(2,159)	(394)
Increase (decrease) in:
Accounts payable	4,318	6,918
Accrued product warranty	(588)	(1,280)
Other accrued liabilities	(522)	(292)
Income taxes payable	2,268	4,305
Other operating charges	(598)	(42)
Net cash provided (used) by operating activities	(11,653)	893
Cash flows from investing activities:
Proceeds from sale of property and equipment - net	23	7
Proceeds from sale and repayment of lease portfolio	11,633	16,202
Expenditures for property and equipment	(2,300)	(4,918)
Expenditures for equipment on operating lease	(10,373)	(19,524)
Net cash used by investing activities	(1,017)	(8,233)
Cash flows from financing activities:
Net borrowings under revolving credit agreement	9,302	9,669
Net borrowings under loan and note agreements	188	-
Proceeds from issuance of common stock	18	424
Net cash provided by financing activities	9,508	10,093
Effect of exchange rate changes on cash	(721)	-
Net increase (decrease) in cash	(3,883)	2,753
Cash at beginning of period	7,053	3,725
Cash at end of period	$ 3,170	$ 6,478

ASTEC INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), as well as the accounting change to adopt Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain reclassifications were made to the prior year presentation to conform to the current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Astec Industries, Inc. and subsidiaries annual report on Form 10-K for the year ended December 31, 2000.

Note 2. Receivables.

Receivables are net of allowance for doubtful accounts of $2,244,000 and $2,105,000 for March 31, 2001 and December 31, 2000, respectively.

Note 3. Inventories

Inventories are stated at the lower of first-in, first-out cost or market and consist of the following:

(in thousands)

	March 31, 2001	December 31, 2000

Raw Materials	$ 44,573	$ 41,784
Work-in-Process	25,767	27,521
Finished Goods	56,199	57,003
Total	$126,539	$126,308

Note 4. Property and Equipment

Property and equipment is stated at cost. Property and equipment is net of accumulated depreciation of $58,922,000 and $56,453,000 for March 31, 2001 and December 31, 2000, respectively.

Note 5. Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with SFAS No. 128. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities.

Notes to Unaudited Financial Statements - Continued

The following table sets forth the computation of basic and diluted earnings per share:
	Three Months Ended March 31,
	2001	2000
Numerator:
Net income	$5,303,000	$8,627,000
Denominator:
Denominator for basic earnings per share	19,324,234	19,140,293
Effect of dilutive securities:
Employee stock options	276,305	688,272
Denominator for diluted earnings per share	19,600,539	19,828,565
Earnings per common share: Basic Diluted	$0.27 $0.27	$0.45 $0.44

Note 6. Comprehensive Income

Total comprehensive income was $3,889,000 for the first three months of 2001, comprised of net income of $5,303,000, accumulated net losses on derivative financial instruments of approximately $719,000, and a net decrease in foreign currency translation of approximately $695,000. For the first quarter of 2000, total comprehensive income was $8,627,000, equal to net income for the same period.

Note 7. Contingent Matters

Certain customers have financed purchases of Astec products through arrangements in which the Company is contingently liable for customer debt aggregating approximately $14,982,000 at March 31, 2001 and $18,816,000 at December 31, 2000.

Note 8. Segment Information

(in thousands)
	Three months ended
	March 31, 2001
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$48,776	$60,559	$20,401	$12,964	$610	$143,310
Intersegment revenues	4,494	6,696	(496)	-	1,166	11,860
Segment profit	4,235	5,143	2,399	(761)	(5,960)	5,056
	Three months ended
	March 31, 2000
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$46,554	$56,420	$19,323	$18,271	$304	$140,872
Intersegment revenues	6,524	4,559	(86)	(75)	876	11,798
Segment profit	5,072	7,019	3,361	1,033	(7,483)	9,002

Notes to Unaudited Financial Statements - Continued

Reconciliations of the reportable segment totals for profit or loss to the Company's consolidated totals are as follows:

(in thousands)
	Three months ended March 31,
	2001	2000
Profit:
Total profit for reportable segments	$11,016	$16,485
Other profit (loss)	(5,960)	(7,483)
Equity in (loss)/income of joint venture	(48)	(32)
Minority interest in earnings	(28)	-
Elimination of intersegment (profit) loss	323	(343)
Total consolidated net income	$5,303	$8,627

Note 9. Legal Matters

There have been no material developments in legal proceedings previously reported. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies" in Part I - Item 2 of this Report.

Note 10. Seasonality

Approximately 25% of the Company's business volume typically occurs during the first three months of the year.

Note 11. Financial Instruments

Effective January 1, 2001, the Company adopted SFAS No. 133, which requires the Company to recognize derivative instruments on the balance sheet at fair value. The statement also establishes new accounting rules for hedging instruments, which depend on the nature of the hedge relationship. The Company has two cash flow hedges which require that the effective portion of the change in the fair value of the derivative instrument be recognized in Other Comprehensive Income (OCI), a component of Shareholders' Equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

The Company's captive finance subsidiary, Astec Financial Services, Inc. ("AFS") entered into an interest rate swap agreement on April 6, 2000, to fix interest rates on variable rate debt. The swap agreement is effective for five years with a notional amount of $7,500,000. The objective of the hedge is to offset the variability of cash flows relating to the interest payments on the variable rate debt outstanding under the Company's revolving credit facility. The sole source of the variability in the hedged cash flows results from changes in the benchmark market interest rate, three-month U.S. Dollar LIBOR. Changes in the cash flows of the interest rate swap are expected to be highly effective at offsetting the changes in overall cash flows (i.e., changes in interest rate payments) attributable to fluctuations in the benchmark market interest rate on the variable rate debt being hedged.

Effective January 2, 2001 the Company entered into a one-year swap agreement with a notional amount of $40,000,000 to fix interest rates on variable rate debt. The objective of the hedge is to eliminate the variability of cash flows relating to the interest payments on $40,000,000 of the variable rate debt outstanding under the Company's revolving credit facility. The sole source of the variability in the hedged cash flows results from changes in the benchmark market interest rate, three-month U.S. Dollar LIBOR. Changes in the cash flows of the interest rate swap are expected to exactly offset the changes in cash flows (i.e., changes in interest rate payments) attributable to fluctuations in the benchmark market interest rate on the of the variable rate debt being hedged.

Notes to Unaudited Financial Statements - Continued

The cumulative effect of the SFAS No. 133 adjustments was an after-tax reduction of OCI of approximately $719,000 related to the change in the time value and fair value of interest rate swaps.

Item 2. Management's Discussion and Analysis Of Financial Condition And Results Of Operations

When used in this report, press releases and elsewhere by management or the Company from time to time, the words, "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve certain risks and uncertainties. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, which include the risk factors that are discussed from time to time in the Company's reports filed with the SEC, most recently in the Company's 2000 Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. The Company undertakes no obligations to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date such statements are made or to reflect the occurrence of unanticipated events.

Results of Operations

For the three months ended March 31, 2001, net sales increased to $143,310,000 from $140,872,000 for the three months ended March 31, 2000, representing a 1.7% increase. Net sales for the quarter ended March 31, 2001 for companies acquired during the third quarter of 2000 account for $8,774,000 of the consolidated net sales for the first quarter of 2001. Excluding the net sales generated from those acquisitions, net sales for the first quarter of 2001 were $134,536,000, for a decrease of 4.6% from the same period in 2000. International sales for the first quarter of 2001 increased to $25,795,000 from $12,266,000 for the same period of 2000. Excluding the sales from 2000 acquisitions, international sales for the three months ended March 31, 2001 were $19,400,000.

Gross profit for the three months ended March 31, 2001 decreased to $31,323,000 from $33,758,000 for the three months ended March 31, 2000, while the gross profit percentage for the three months ended March 31, 2001 decreased to 21.9% from 24.0% for the same period of 2000. Decreased margins of both the Aggregate and Mining Group and the Underground Group primarily accounted for the decrease in gross profit for the first quarter of 2001 compared to the same period of 2000. For the three months ended March 31, 2001, the decreased margins for both of those industry segments related to reduced sales volumes resulting from economic uncertainty of customers, competitive price pressure and under utilization of capacity. The Underground Group also experienced a significant downturn in international sales volume for the first quarter of 2001 compared to the first quarter of 2000.

Selling, general and administrative expenses for the three months ended March 31, 2001 were $20,960,000 or 14.6% of net sales, compared to $18,255,000 or 13.0% of net sales for the three months ended March 31, 2000, an increase of $2,705,000. Approximately $1,296,000 of the increase in selling, general and administrative expenses for the three months ended March 31, 2001 compared to the same period in 2000 relates to acquisitions made during the last quarter of 2000. The remaining increase related mainly to an increase in sales and marketing personnel in the Underground Group.

Interest expense increased to $2,339,000 for the three months ended March 31, 2001 from $2,186,000 for the three months ended March 31, 2000. Interest expense as a percentage of net sales was approximately 1.6% for the three months ended March 31, 2001 and 2000. The increase in interest expense related primarily to borrowings required for 2000 acquisitions and for increased working capital.

Other income, net of other expense, was $644,000, or 0.5% of net sales for the quarter ended March 31, 2001, compared to $802,000, or 0.6% of net sales for the quarter ended March 31, 2000. The decrease in other income, net of other expense for the three months ended March 31, 2001 related primarily to increased goodwill amortization and a decrease in exchange rate gain of a foreign subsidiary compared to the same period in 2000.

Income tax expense for the first quarter of 2001 decreased to $3,337,000 from $5,492,000 for the quarter ended March 31, 2000, a decrease of $2,155,000, or 39.2%. Tax expense was 2.3% of net sales for the three months ended March 31, 2001 and 3.9% of net sales for the three months ended March 31, 2000. The effective tax rate for the three months ended March 31, 2001 was 38.5% and the effective tax rate for the three months ended March 31, 2000 was 38.9%.

Backlog of orders at March 31, 2001 was $74,342,000 compared to $118,610,000 at March 31, 2000, restated for acquisitions. With the exception of the Mobile Asphalt Paving Group, the backlog of confirmed orders at March 31, 2001 had declined in each of the Company's industry segments from the same period in 2000. Management believes that this decline is reflective of the current economic conditions in the United States and the hesitancy of the Company's customers to commit to capital equipment purchases. The Company is unable to determine whether this backlog effect was experienced by the industry as a whole.

Liquidity and Capital Resources

As of March 31, 2001, the Company had working capital of $171,350,000 compared to $155,736,000 at December 31, 2000. Total short-term borrowings, including current maturities of long-term debt, were $2,189,000 at March 31, 2001 compared to $1,987,000 at March 31, 2000. A financing agreement for imported, purchased inventory items accounts for $1,130,000 of the short-term borrowings at March 31, 2001, while outstanding Industrial Development Revenue Bonds accounted for $500,000 of the current maturities of long-term debt at March 31, 2001 and December 31, 2000. Net cash used by operating activities for the three months ended March 31, 2001 was $11,653,000 compared to net cash provided by operating activities of $893,000 for the three months ended March 31, 2000.

Long-term debt, less current maturities, increased to $127,780,000 at March 31, 2001 from $118,511,000 at December 31, 2000, an increase of $9,269,000. At March 31, 2001 debt of approximately $107,245,000 was outstanding under the revolving credit facility and $19,200,000 was the principal amount of Industrial Revenue Bonds outstanding. The increase in debt from December 31, 2000 related to the funding of working capital needs using the revolving credit facility.

Capital expenditures in 2001 for plant expansion and for further modernization of the Company's manufacturing processes are expected to be approximately $11,000,000. The Company expects to finance these expenditures using the revolving credit facility and internally generated funds. Capital expenditures for the three months ended March 31, 2001 were $2,311,000, compared to $5,627,000 at March 31, 2000.

The Company has an unsecured $150,000,000 revolving credit facility with a bank that expires on November 22, 2002. As part of the revolving credit facility, Astec Industries, Inc. may borrow up to $130,000,000, while Astec Financial Services, Inc. has a segregated portion of up to $50,000,000, the total borrowing limited to $150,000,000. At March 31, 2001, Astec Financial Services' portion of outstanding debt under the revolving credit facility was $20,645,000. Advances to Astec Financial Services, Inc. under this line of credit are limited to "Eligible Receivables" of Astec Financial Services, Inc. as defined in the credit agreement that governs the credit facility. The Company was in compliance with all financial covenants related to the line of credit at March 31, 2001.

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

Risk Factors

The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in us. Readers are referred to documents filed by Astec with the Securities and Exchange Commission, specifically our 2000 Form 10-K, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, some of which include: uncertainty in the economy, rising oil and liquid asphalt prices, rising interest rates, decreased funding for highway projects, the timing of large contracts, production capacity, general business conditions in the industry, the ability to integrate acquisitions, demand for the Company's products, seasonality and cyclicality in operating results, seasonality of sales volumes, and competitive activity.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the legal proceedings previously reported by the registrant since the filing of its Annual Report on Form 10-K for the year ended December 31, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies" in Part I - Item 2 of this Report.

Item 5. Other Items

The proxy statement solicited by the Board of Directors of the Company with respect to the 2001 Annual Meeting of Shareholders (to be held in 2002) will confer discretionary authority on the proxies named therein to vote on any shareholder proposals intended to be presented for consideration at such Annual Meeting that are submitted to the Company after November 23, 2001 and on or before February 10, 2002.

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

27 Financial Data Schedule (EDGAR Filing Only).

Reports on Form 8-K:

No reports on Form 8-K have been filed during the quarter ended March 31, 2001.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTEC INDUSTRIES, INC.
(Registrant)

/s/ J. Don Brock /s/ J. Don Brock
Date 5/14/2001 J. Don Brock
Chairman of the Board
and President

/s/ F. McKamy Hall /s/ F. McKamy Hall
Date 5/14/2001 F. McKamy Hall
Vice President and Chief
Financial Officer