Form 10-Q
period 2001-06-30
ASTEC INDUSTRIES INC
filed 2001-08-14
CIK 792987

SECURITIES & EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2001.

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

YES X	NO _______

Indicate the number of shares outstanding of each of the registrant's classes of stock as of the latest practicable date.
Class	Outstanding at August 8, 2001
Common Stock, par value $0.20	19,463,176

ASTEC INDUSTRIES, INC.
INDEX
Page Number
PART I - Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000	1
Consolidated Statements of Income for the Three and Six Months Ended June 30, 2001 and 2000	2
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000	3
Notes to Unaudited Consolidated Financial Statements	4
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3. Quantitative and Qualitative Disclosures about Market Risk	11
PART II - Other Information
Item 1. Legal Proceedings	11
Item 4. Submission of Matters to a Vote of Security Holders	11
Item 5. Other Items	12
Item 6. Exhibits and Reports on Form 8-K	12

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Astec Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)
Account Description	June 30, 2001 (Unaudited)	December 31, 2000 (Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$ 5,003	$ 7,053
Receivables - net	91,804	83,159
Inventories	126,923	126,308
Prepaid expenses and other	13,667	15,473
Total current assets	237,397	231,993
Property and equipment - net	131,463	126,928
Goodwill	36,185	37,208
Other assets	10,863	6,177
Total assets	$415,908	$402,306
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes payable	$ 3,469	$ 1,445
Current maturities of long-term debt	556	542
Accounts payable - trade	33,202	35,585
Other accrued liabilities	38,933	38,686
Total current liabilities	76,160	76,258
Long-term debt, less current maturities	122,671	118,511
Other non-current liabilities	12,054	12,466
Minority interest in investment	454	448
Total shareholders' equity	204,569	194,623
Total liabilities and shareholders' equity	$415,908	$402,306

Astec Industries, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands)
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2001	2000	2001	2000
Net sales	$126,287	$159,726	$269,597	$300,598
Cost of sales	96,865	118,868	208,852	225,982
Gross profit	29,422	40,858	60,745	74,616
Selling, general, administrative and engineering expenses	19,635	19,717	40,595	37,972
Income from operations	9,787	21,141	20,150	36,644
Interest expense	2,224	2,102	4,563	4,288
Other income, net of expense	464	2,087	1,108	2,889
Income before income taxes	8,027	21,126	16,695	35,245
Income taxes	3,041	8,407	6,378	13,899
Minority interest in earnings	33	-	61	-
Net income	$ 4,953	$ 12,719	$ 10,256	$ 21,346
Earnings per common share
Basic	$ 0.26	$ 0.66	$ 0.53	$ 1.11
Diluted	$ 0.25	$ 0.64	$ 0.52	$ 1.08
Weighted average common shares outstanding
Basic	19,381,451	19,220,217	19,353,000	19,180,255
Diluted	19,784,253	19,852,454	19,692,554	19,840,509

Astec Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Six months ended June 30,
	2001	2000
Cash flows from operating activities:
Net income	$ 10,256	$ 21,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,759	6,179
Provision for doubtful accounts	88	351
Provision for inventory reserve	550	1,159
Provision for warranty reserve	785	1,767
(Gain) loss on sale and disposition of fixed assets	(12)	(45)
(Gain) on sale of lease portfolio	(807)	(1,890)
Provision for legal reserve	-	248
Minority interest in earnings of subsidiary	57	-
(Increase) decrease in:
Trade receivables	(11,498)	(26,593)
Finance receivables	(435)	(18,691)
Inventories	(1,165)	(1,010)
Prepaid expenses and other	(2,654)	628
Other receivables	451	(156)
Other non-current assets	2,230	1,238
Increase (decrease) in:
Accounts payable	(2,383)	1,563
Accrued product warranty	(1,113)	(1,565)
Other accrued liabilities	(2,851)	(1,451)
Income taxes payable	2,994	5,883
Other operating charges	(862)	-
Net cash provided (used) by operating activities	2,390	(11,039)
Cash flows from investing activities:
Proceeds from sale of property and equipment - net	51	13
Proceeds from sale and repayment of lease portfolio	25,342	41,340
Expenditures for property and equipment	(4,265)	(8,862)
Expenditures for equipment on operating lease	(32,620)	(27,812)
Net cash provided (used) by investing activities	(11,492)	4,679
Cash flows from financing activities:
Net borrowings under revolving credit agreement	3,445	12,421
Net borrowings under loan and note agreements	2,773	3,795
Proceeds from issuance of common stock	737	677
Net cash provided by financing activities	6,955	16,893
Effect of exchange rate changes on cash	97	-
Net increase (decrease) in cash	(2,050)	10,533
Cash at beginning of period	7,053	3,725
Cash at end of period	$ 5,003	$ 14,258

ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), as well as the accounting change to adopt Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

Note 2. Receivables.

Receivables are net of allowance for doubtful accounts of $2,353,000 and $2,105,000 for June 30, 2001 and December 31, 2000, respectively.

Note 3. Inventories

Inventories are stated at the lower of first-in, first-out cost or market and consist of the following:

(In thousands)

	June 30, 2001	December 31, 2000

Raw Materials	$41,956	$ 41,784
Work-in-Process	25,139	27,521
Finished Goods	59,828	57,003
Total	$126,923	$126,308

Note 4. Property and Equipment

Property and equipment is stated at cost. Property and equipment is net of accumulated depreciation of $62,184,000 and $56,453,000 for June 30, 2001 and December 31, 2000, respectively.

Note 5. Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with SFAS No. 128. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities.

Notes to Unaudited Financial Statements - Continued

The following table sets forth the computation of basic and diluted earnings per share:
	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Numerator:
Net income	$4,953,000	$12,719,000	$10,256,000	$21,346,000
Denominator:
Denominator for basic earnings per share	19,381,451	19,220,217	19,353,000	19,180,255
Effect of dilutive securities:
Employee stock options	402,802	632,237	339,554	660,254
Denominator for diluted earnings per share	19,784,253	19,852,454	19,692,554	19,840,509
Earnings per common share: Basic Diluted	$0.26 $0.25	$0.66 $0.64	$0.53 $0.52	$1.11 $1.08

Note 6. Comprehensive Income

Total comprehensive income for the three months ended June 30, 2001 was $5,320,000, and was comprised of net income of $4,953,000, accumulated net income on derivative financial instruments of approximately $75,000, and a net increase in foreign currency translation of approximately $292,000. For the second quarter of 2000, total comprehensive income was $12,719,000, equal to net income for the same period.

Total comprehensive income for the six months ended June 30, 2001 was $8,999,000, comprised of net income of $10,256,000, accumulated net decrease in fair value of derivative financial instruments of approximately $644,000 and a net decrease in foreign currency translation adjustment of approximately $613,000.

Note 7. Contingent Matters

Certain customers have financed purchases of Astec products through arrangements in which the Company is contingently liable for customer debt aggregating approximately $14,809,000 at June 30, 2001 and $18,816,000 at December 31, 2000.

Note 8. Segment Information

(In thousands)
	Three months ended
	June 30, 2001
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total

Revenues from external customers	$43,684	$45,603	$24,171	$12,047	$782	$126,287
Intersegment revenues	6,763	1,755	1,458	6	911	10,893
Segment profit	6,065	1,934	3,811	(681)	(5,231)	5,898

Notes to Unaudited Financial Statements - Continued
	Three months ended
	June 30, 2000
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total

Revenues from external customers	$62,145	$55,441	$21,177	$20,421	$542	$159,726
Intersegment revenues	(539)	2,524	140	481	1,031	3,637
Segment profit	8,162	6,803	4,092	2,278	(9,673)	11,662

	Six months ended
	June 30, 2001
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total

Revenues from external customers	$92,459	$106,163	$44,572	$25,011	$1,392	$269,597
Intersegment revenues	11,257	8,451	961	6	2,077	22,752
Segment profit	10,300	7,076	6,210	(1,442)	(11,191)	10,953

	Six months ended
	June 30, 2000
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total

Revenues from external customers	$108,699	$111,861	$40,500	$38,693	$845	$300,598
Intersegment revenues	5,985	7,083	54	406	1,907	15,435
Segment profit	13,234	13,822	7,453	3,311	(17,155)	20,665

Reconciliations of the reportable segment totals for profit or loss to the Company's consolidated totals are as follows:
(In thousands)
	Three months ended June 30,		Six months ended June 30,
Profit:	2001	2000	2001	2000
Total profit for reportable segments	$11,129	$21,335	$22,144	$37,820
Other profit (loss)	(5,231)	(9,673)	(11,191)	(17,155)
Equity in (loss)/income of joint venture	(22)	(8)	(68)	(40)
Minority interest in earnings	(33)	-	(61)	-
Elimination of intersegment (profit) loss	(890)	1,065	(568)	721
Total consolidated net income	$4,953	$12,719	$10,256	$21,346

Note 9. Legal Matters

There have been no material developments in legal proceedings previously reported. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies" in Part I - Item 2 of this Report.

Note 10. Seasonality

Approximately 50 - 55% of the Company's business volume typically occur during the first six months of the year.

Notes to Unaudited Financial Statements - Continued

Note 11. Financial Instruments

Effective January 1, 2001, the Company adopted SFAS No. 133, which requires the Company to recognize derivative instruments on the balance sheet at fair value. The statement also establishes new accounting rules for hedging instruments, which depend on the nature of the hedge relationship. The Company has two cash flow hedges which require that the effective portion of the change in the fair value of the derivative instrument be recognized in Other Comprehensive Income (OCI), a component of Shareholders' Equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the hedge, if any, is recognized in current operating earnings during the period of change in fair value.

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

During the three-month and six-month periods ended June 30, 2001, the Company recognized capital net loss of $719,000 and net gain of $74,000, respectively, which were reported in Other Comprehensive Income.

During the three-month and six-month periods ended June 30, 2001, there was no material ineffectiveness related to the Company's derivative holdings and there was no component of the derivative instruments' gain or loss excluded from the assessment of hedge effectiveness.

Note 12. Recent Pronouncements

In June 2001 the Financial Accounting Standards Board issued Statements No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. The provisions of Statement 141 are effective for any business combination that is completed after June 30, 2001, while the provisions of Statement 142 are required to be applied with fiscal years beginning after December 15, 2001.

Statement 141 eliminates the pooling-of-interests method of accounting for business combinations and supersedes APB Opinion No. 16, Business Combinations. This statement changes significantly the purchase price allocation of business combinations to recognize intangible assets apart from goodwill. Under Statement 141, intangible assets with indefinite lives would no longer be subject to amortization, but would be tested for impairment.

Statement 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. This statement addresses how intangible assets should be accounted for in financial statements upon acquisition and how goodwill and other intangible assets should be valued in the financial statements of periods subsequent to acquisition. Because goodwill and some intangible assets will no longer be amortized, the reported amounts of goodwill and intangible assets will not decrease in the same manner as under previous standards. There may be more volatility in reported income under the new standards than under previous standards since impairment losses can occur irregularly and in varying amounts.

The Company has adopted SFAS 141, Business Combinations and will adopt SFAS 142, Goodwill and Other Intangible Assets in the fiscal year that begins January 1, 2002. At this time, the effect of Statements No. 141 and 142 on the financial statements of the Company is not known.

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

Results of Operations

For the three months ended June 30, 2001, net sales decreased to $126,287,000 from $159,726,000 for the three months ended June 30, 2000, representing a 20.9% decrease. Net sales for the quarter ended June 30, 2001 for companies acquired during the third quarter of 2000 account for $7,439,000 of the consolidated net sales for the second quarter of 2001. Excluding the net sales generated from those acquisitions, net sales for the second quarter of 2001 were $118,848,000, for a decrease of 25.6% from the same period in 2000. International sales by domestic subsidiaries for the second quarter of 2001 increased to $16,879,000 from $14,125,000 for the same period of 2000. Total international sales for the quarter ended June 30, 2001, including sales from foreign subsidiaries, were $24,290,000, compared to $16,624,000 for the second quarter of 2000. The acquisition of Osborn Engineered Products SA (PTY) Ltd. during the last quarter of 2000 was the primary cause of the increase in total international sales for the second quarter of 2001 over the same period of 2000.

Management's Discussion and Analysis Of Financial Condition And Results Of Operations - Continued

For the six months ended June 30, 2001, net sales decreased to $269,597,000 from $300,598,000 for the six months ended June 30, 2000, representing a 10.3% decrease. Net sales for the six months ended June 30, 2001, for companies acquired during the third quarter of 2000, were $16,632,000. Excluding the net sales generated from those acquisitions, net sales for the first six months of 2001 were $252,965,000, a decrease of 15.8% from the same period in 2000. International sales by domestic subsidiaries for the six months ended June 30, 2001 increased to $32,829,000 from $24,164,000 for the same period of 2000. Total international sales for the first half of 2001, including sales by foreign subsidiaries, were $50,085,000, compared to $28,882,000 for the first half of 2000. The increase in total international sales for the first half of 2001 over the same period of 2000 relates primarily to sales generated by Osborn Engineered Products SA (PTY) Ltd. of South Africa which was acquired in the fourth quarter of 2000.

Gross profit for the three months ended June 30, 2001 decreased to $29,422,000 from $40,858,000 for the three months ended June 30, 2000, while the gross profit percentage for the three months ended June 30, 2001 decreased to 23.3% from 25.6% for the same period of 2000. The Aggregate and Mining Group, the Asphalt Group and the Underground Group each had decreased gross margin dollars and percentages for the second quarter of 2001 compared to the second quarter of 2000. The Mobile Asphalt Paving Group had a slight increase in gross profit margin for the second quarter of 2001 compared to the same period of 2000.

Gross profit for the six months ended June 30, 2001 decreased to $60,745,000 from $74,616,000 for the six months ended June 30, 2000, while the gross profit percentage for the six months ended June 30, 2001 decreased to 22.5% from 24.8% for the same period of 2000. Decreased gross margins for the six and three months ended June 30, 2001 compared to the same periods in 2000, resulted not only from reduced sales volume caused by economic uncertainty of the Company's customers, but also from competitive pricing pressures and under-utilization of plant capacity.

Management's Discussion and Analysis of Financial Condition And Results of Operations - Continued

Selling, general, administrative and engineering expenses for the three months ended June 30, 2001 were $19,635,000 or 15.5% of net sales, compared to $19,717,000 or 12.3% of net sales for the three months ended June 30, 2000, a decrease of $82,000. Excluding companies acquired during the last quarter of 2000, selling, general, administrative and engineering expenses decreased $1,203,000 for the second quarter of 2001 compared to the same period of 2000. For the quarter ended June 30, 2001, selling, general, administrative and engineering expenses of companies acquired during the last quarter of 2000 were approximately $1,121,000. The decrease in selling, general and administrative expenses related primarily to various cost reduction measures initiated throughout the Company.

Selling, general, administrative and engineering expenses for the six months ended June 30, 2001 were $40,595,000 or 15.1% of net sales, compared to $37,972,000 or 12.6% of net sales for the same period in 2000, an increase of $2,623,000. Approximately $2,417,000 of the increase in selling, general, administrative and engineering expenses for the six months ended June 30, 2001 compared to the same period in 2000 related to selling, general, administrative and engineering expenses of companies acquired late in 2000. The increase in the selling, general, administrative and engineering expenses as a percent of sales related primarily to the decrease in sales volume for 2001 compared to 2000.

Interest expense increased to $2,224,000 for the quarter ended June 30, 2001 from $2,102,000 for the quarter ended June 30, 2000. Interest expense as a percentage of net sales was approximately 1.8% and 1.3% for the three months ended June 30, 2001 and 2000, respectively.

Interest expense increased to $4,563,000 for the six months ended June 30, 2001 from $4,288,000 for the six months ended June 30, 2000. Interest expense as a percent of net sales was approximately 1.7% for the six months ended June 30, 2001 compared to 1.4% for the six months ended June 30, 2000. The increase in interest expense for the three and six months ended June 30, 2001 compared to the same periods in 2000, related primarily to borrowings required for 2000 acquisitions.

Other income, net of other expense, was $464,000, or 0.4% of net sales for the quarter ended June 30, 2001, compared to $2,087,000, or 1.3% of net sales for the quarter ended June 30, 2000. Other income, net of other expense, was $1,108,000, or 0.4% of net sales for the six months ended June 30, 2001, compared to $2,889,000, or 1.0% of net sales for the six months ended June 30, 2000. The decrease in other income, net of other expense for the three and six months ended June 30, 2001 compared to the same period of 2000, related primarily to decreased income from the sale of lease and loan portfolios of Astec Financial Services, Inc., the Company's captive finance company. Other income, net of expense was negatively impacted for the three and six months ended June 30, 2001, but to a lesser degree, by increased goodwill amortization over that of the same period in the prior year.

Income tax expense for the second quarter of 2001 decreased to $3,041,000 from $8,407,000 for the second quarter of 2000, a decrease of $5,366,000, or 63.8%. Tax expense was 2.4% of net sales for the three months ended June 30, 2001 and 5.3% of net sales for the three months ended June 30, 2000. The effective tax rate for the three months ended June 30, 2001 was 37.9% and the effective tax rate for the three months ended June 30, 2000 was 39.8%.

Income tax expense for the six months ended June 30, 2001 decreased to $6,378,000 from $13,899,000 for the six months ended June 30, 2000, a decrease of $7,521,000, or 54.1%. Tax expense was 2.4% of net sales for the six months ended June 30, 2001 and 4.6% of net sales for the six months ended June 30, 2000. The effective tax rate for the six months ended June 30, 2001 was 38.2% while the effective tax rate for the six months ended June 30, 2000 was 39.4%.

Management's Discussion and Analysis of Financial Condition And Results of Operations - Continued

Backlog of orders at June 30, 2001 was $59,220,000 compared to $71,528,000 at June 30, 2000, restated for acquisitions. At June 30, 2001, the backlog of orders for the Underground Group had increased somewhat over the June 30, 2000 level of backlog orders, while the backlog of orders at June 30, 2001, for the Mobile Asphalt Paving and Mining and Aggregate Groups were at the same level as that of June 30, 2000. The backlog of orders for the Asphalt Group was down significantly at June 30, 2001 compared to the same time in 2000. Management believes that this decline is reflective of the current economic conditions in the United States and the hesitancy of the Company's customers to commit to capital equipment purchases. The Company is unable to determine whether this backlog effect was experienced by the industry as a whole.

Liquidity and Capital Resources

As of June 30, 2001, the Company had working capital of $161,237,000 compared to $155,735,000 at December 31, 2000. Total short-term borrowings, including current maturities of long-term debt, were $4,025,000 at June 30, 2001 compared to $1,987,000 at December 31, 2000. A financing agreement for imported, purchased inventory items accounts for $2,917,000 of the short-term borrowings at June 30, 2001, while outstanding Industrial Development Revenue Bonds accounted for $500,000 of the current maturities of long-term debt at June 30, 2001 and December 31, 2000. Net cash provided by operating activities for the six months ended June 30, 2001 was approximately $2,390,000 compared to net cash used by operating activities of $11,039,000 for the six months ended June 30, 2000.

Long-term debt, less current maturities, increased to $122,671,000 at June 30, 2001 from $118,511,000 at December 31, 2000. At June 30, 2001, debt of approximately $102,145,000 was outstanding under the revolving credit facility and $19,200,000 was the long-term principal amount of Industrial Revenue Bonds outstanding. The increase in debt from December 31, 2000 related to the funding of working capital needs for Astec Financial Services using the revolving credit facility.

Capital expenditures in 2001 for plant expansion and for further modernization of the Company's manufacturing processes are expected to be approximately $10,200,000. The Company expects to finance these expenditures using the revolving credit facility and internally generated funds. Capital expenditures for the six months ended June 30, 2001 were $4,265,000, compared to $8,862,000 at June 30, 2000.

The Company has an unsecured $150,000,000 revolving credit facility with a bank that expires on November 22, 2002. As part of the revolving credit facility, Astec Industries, Inc. may borrow up to $130,000,000, while Astec Financial Services, Inc. has a segregated portion of up to $50,000,000, the total borrowing limited to $150,000,000. At June 30, 2001, Astec Financial Services' portion of outstanding debt under the revolving credit facility was $29,445,000. Advances to Astec Financial Services, Inc. under this line of credit are limited to "Eligible Receivables" of Astec Financial Services, Inc. as defined in the credit agreement that governs the credit facility. The Company was in compliance with all financial covenants related to the line of credit at June 30, 2001.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
 We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2000.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on Wednesday, April 25, 2001, in Chattanooga, Tennessee, at which the following matters were submitted to a vote of the shareholders:

(a) Votes regarding the election of four Directors for a term expiring in 2004 were as follows:
Term Expiring in 2002	FOR	WITHHELD
J. Don Brock	16,719,998	234,613
Albert E. Guth	16,719,613	234,998
W. Norman Smith	16,719,613	234,998
William B. Sansom	16,717,894	236,717

Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:
Term expiring in 2002	Term expiring in 2003
William D. Gehl	Daniel K. Frierson
Ronald W. Dunmire	Robert G. Stafford
Robert Dressler	J. Wade Gilley
Robert H. West

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
27 Financial Data Schedule (EDGAR Filing Only).
Reports on Form 8-K:
No reports on Form 8-K have been filed during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTEC INDUSTRIES, INC.
(Registrant)

J. Don Brock	/s/ J. Don Brock
Date 8/14/2001	J. Don Brock
Chairman of the Board and President

F. McKamy Hall	/s/ F. McKamy Hall
Date 8/14/2001	F. McKamy Hall
Vice President and Chief Financial Officer