Form 10-Q
period 2001-09-30
ASTEC INDUSTRIES INC
filed 2001-11-14
CIK 792987

SECURITIES & EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)
[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2001.

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

YES X	NO _______
Indicate the number of shares outstanding of each of the registrant's classes of stock as of the latest practicable date.

Class	Outstanding at November 13, 2001
Common Stock, par value $0.20	19,586,850

ASTEC INDUSTRIES, INC.
INDEX
Page Number
PART I - Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	1
Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2001 and 2000	2
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000	3
Notes to Unaudited Consolidated Financial Statements	4
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures about Market Risk	12
PART II - Other Information
Item 1. Legal Proceedings	12
Item 6. Exhibits and Reports on Form 8-K	13

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Astec Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)
Account Description	September 30, 2001 (Unaudited)	December 31, 2000 (Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$ 24,650	$ 7,053
Receivables - net	87,553	83,159
Inventories	120,602	126,308
Prepaid expenses and other	15,541	15,473
Total current assets	248,346	231,993
Property and equipment - net	128,943	126,928
Goodwill	35,535	37,208
Other assets	11,445	6,177
Total assets	$424,269	$402,306
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes payable	$ 3,241	$ 1,445
Current maturities of long-term debt	556	542
Accounts payable - trade	25,037	35,585
Other accrued liabilities	34,509	38,686
Total current liabilities	63,343	76,258
Long-term debt, less current maturities	146,789	118,511
Other non-current liabilities	9,861	12,466
Minority interest in consolidated subsidiary	436	448
Total shareholders' equity	203,840	194,623
Total liabilities and shareholders' equity	$424,269	$402,306

Astec Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands)
(Unaudited)
	Three months ended		Nine months ended
	September 30,	September 30,
	2001	2000	2001	2000
Net sales	$103,124	$103,036	$372,721	$403,634
Cost of sales	85,932	78,428	294,784	304,410
Gross profit	17,192	24,608	77,937	99,224
Selling, general, administrative and engineering expenses	17,606	17,955	58,201	55,927
Income (loss) from operations	(414)	6,653	19,736	43,297
Interest expense	2,105	1,916	6,668	6,204
Other income, net of expense	131	596	1,239	3,485
Income (loss) before income taxes	(2,388)	5,333	14,307	40,578
Income taxes	(1,070)	1,926	5,308	15,825
Minority interest in earnings	28	--	89	--
Net (loss) income	$(1,346)	$3,407	$8,910	$24,753

Earnings (loss) per common share
Basic	$(0.07)	$0.18	$0.46	$1.29
Diluted	$(0.07)	$0.17	$0.45	$1.25
Weighted average common shares outstanding
Basic	19,469,473	19,181,748	19,392,251	19,180,756
Diluted	19,820,209	19,608,758	19,735,532	19,763,262

Astec Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Nine months ended September 30,
	2001	2000
Cash flows from operating activities:
Net income	$ 8,910	$24,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,896	11,602
Provision for doubtful accounts	142	365
Provision for inventory reserve	958	600
Provision for warranty reserve	2,246	2,519
(Gain) on sale and disposition of fixed assets	(12)	(66)
(Gain) on sale of lease portfolio	(992)	(2,119)
Minority interest in earnings of subsidiary	(12)	--
Provision for pension reserve	273	--
(Increase) decrease in:
Trade receivables	(9,698)	985
Finance receivables	(2,648)	(13,938)
Inventories	4,748	(13,902)
Prepaid expenses and other	(68)	(859)
Other receivables	3,076	(1,357)
Other non-current assets	(479)	(4,141)
Increase (decrease) in:
Accounts payable	(10,548)	(7,008)
Accrued product warranty	(3,593)	(2,867)
Other accrued liabilities	(7,433)	(5,977)
Income taxes payable	3,056	4,025
Foreign currency transaction (gain)	(810)	--
Other operating charges	(764)	--
Net cash (used) by operating activities	(752)	(7,385)

Cash flows from investing activities:
Proceeds from sale of property and equipment - net	55	124
Proceeds from sale and repayment of lease portfolio	30,134	56,055
Expenditures for property and equipment	(6,406)	(13,743)
Expenditures for equipment on operating lease	(36,481)	(44,221)
Net cash (used) by investing activities	(12,698)	(1,785)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreement	(51,200)	3,294
Net borrowings under loan and note agreements	81,307	4,074
Proceeds from issuance of common stock	742	834
Net cash provided by financing activities	30,849	8,202
Effect of exchange rate changes on cash	198	(34)
Net increase (decrease) in cash	17,597	(1,002)
Cash at beginning of period	7,053	3,725
Cash at end of period	$24,650	$ 2,723

ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), as well as the accounting change to adopt Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

Note 2. Receivables.

Receivables are net of allowance for doubtful accounts of $2,343,000 and $2,105,000 for September 30, 2001 and December 31, 2000, respectively.

Note 3. Inventories

Inventories are stated at the lower of first-in, first-out cost or market and consist of the following:

(In thousands)

	September 30, 2001	December 31, 2000
Raw Materials	$43,089	$ 41,784
Work-in-Process	22,419	27,521
Finished Goods	55,094	57,003
Total	$120,602	$126,308

Note 4. Property and Equipment

Property and equipment is stated at cost. Property and equipment is net of accumulated depreciation of $65,327,000 and $56,453,000 for September 30, 2001 and December 31, 2000, respectively.

Note 5. Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with SFAS No. 128. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities.

Notes to Unaudited Financial Statements - Continued

The following table sets forth the computation of basic and diluted earnings (loss) per share:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Numerator:
Net income (loss)	$ (1,346,000)	$ 3,407,000	$ 8,910,000	$ 24,753,000
Denominator:
Denominator for basic earnings per share	19,469,473	19,181,748	19,392,251	19,180,756
Effect of dilutive securities:
Employee stock options	350,736	427,010	343,281	582,506
Denominator for diluted earnings per share	19,820,209	19,608,758	19,735,532	19,763,262
Earnings (loss) per common share: Basic Diluted	$ (0.07) $ (0.07)	$ 0.18 $ 0.17	$ 0.46 $ 0.45	$ 1.29 $ 1.25

Note 6. Comprehensive Income

Total comprehensive loss for the three months ended September 30, 2001 was $2,086,000, and was comprised of a net loss of $1,346,000, accumulated net decrease in fair value of derivative financial instruments of approximately $121,000, and a net decrease in foreign currency translation of approximately $619,000. For the third quarter of 2000, total comprehensive income was $3,407,000, equal to net income for the same period.

Total comprehensive income for the nine months ended September 30, 2001 was $7,123,000, comprised of net income of $8,910,000, accumulated net decrease in fair value of derivative financial instruments of approximately $764,000 and a net decrease in foreign currency translation adjustment of approximately $1,023,000.

Note 7. Contingent Matters

Certain customers have financed purchases of Astec products through arrangements in which the Company is contingently liable for customer debt aggregating approximately $12,892,000 at September 30, 2001 and $18,816,000 at December 31, 2000.

Note 8. Segment Information

	(In thousands)
	Three months ended September 30, 2001
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$26,149	$42,533	$19,082	$14,369	$991	$103,124
Intersegment revenues	5,630	2,822	1,831	6	357	10,646
Segment profit	(1,468)	815	1,867	(542)	(1,718)	(1,046)

Notes to Unaudited Financial Statements - Continued
	Three months ended September 30, 2000
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$41,785	$31,401	$10,840	$17,971	$1,039	$103,036
Intersegment revenues	6,686	5,776	167	99	716	13,444
Segment profit	3,788	1,981	553	1,896	(4,255)	3,963

	Nine months ended September 30, 2001
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$118,609	$148,695	$63,654	$39,380	$2,383	$372,721
Intersegment revenues	16,887	11,274	2,793	12	2,434	33,400
Segment profit	8,831	7,892	8,077	(1,984)	(12,909)	9,907

	Nine months ended September 30, 2000
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$150,484	$143,262	$51,340	$56,664	$1,884	$403,634
Intersegment revenues	12,670	12,859	221	505	2,624	28,879
Segment profit	17,022	15,803	8,006	5,207	(21,411)	24,627

Reconciliations of the reportable segment totals for profit or loss to the Company's consolidated totals are as follows:

(In thousands)
	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Profit:
Total profit for reportable segments	$672	$8,218	$22,816	$46,038
Other profit (loss)	(1,718)	(4,255)	(12,909)	(21,411)
Equity in (loss)/income of joint venture	(23)	5	(92)	(34)
Minority interest in earnings	(28)	-	(89)	-
Elimination of intersegment (profit) loss	(249)	(561)	(816)	160
Total consolidated net income (loss)	(1,346)	3,407	8,910	24,753

Note 9. Legal Matters

There have been no material developments in legal proceedings previously reported. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies" in Part I - Item 2 of this Report.

Notes to Unaudited Financial Statements - Continued

Note 10. Seasonality

Approximately 75 - 80% of the Company's business volume typically occur during the first nine months of the year.

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

During the three-month and nine-month periods ended September 30, 2001, there was no material ineffectiveness related to the Company's derivative holdings and there was no component of the derivative instruments' gain or loss excluded from the assessment of hedge effectiveness.

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

Notes to Unaudited Financial Statements - Continued

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

Item 2. Management's Discussion and Analysis Of Financial Condition And Results Of Operations

When used in this report, press releases and elsewhere by management or the Company from time to time, the words, "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve certain risks and uncertainties. Statements in this 10-Q that are forward looking include, without limitation, statements regarding the Company's expected capital expenditures in 2001 and the ability of the Company to meet its working capital and capital expenditure requirements through September 30, 2002. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, which include the risk factors that are discussed from time to time herein and in the Company's reports filed with the SEC, most recently in the Company's 2000 Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. The Company undertakes no obligations to update the forward-looking statements.

Results of Operations

For the three months ended September 30, 2001, net sales increased $88,000 or 0.1%, to $103,124,000 from $103,036,000 for the three months ended September 30, 2000. Net sales for the quarter ended September 30, 2001 for companies acquired during the third quarter of 2000 were $6,318,000 of the consolidated net sales for the third quarter of 2001. Excluding the net sales generated from those acquisitions, net sales for the second quarter of 2001 were $96,806,000, a decrease of 6.0% from the same period in 2000. International sales by domestic subsidiaries for the third quarter of 2001 increased to $18,427,000 from $12,194,000 for the same period of 2000. Total international sales for the quarter ended September 30, 2001, including sales from foreign subsidiaries, were $25,000,000, compared to $13,426,000 for the third quarter of 2000. Third quarter 2001 sales of Osborn Engineered Products SA (PTY) Ltd. located in South Africa acquired during the last quarter of 2000 and international sales of aggregate and soil purification systems by Astec Systems, were the primary contributors to the increase in international sales for the third quarter of 2001 over the same period of 2000.

For the nine months ended September 30, 2001, net sales decreased to $372,721,000 from $403,634,000 for the nine months ended September 30, 2000, representing a 7.7% decrease. Net sales for the nine months ended September 30, 2001, for companies acquired during the third quarter of 2000, were $22,531,000. Excluding the net sales generated from those acquisitions, net sales for the first nine months of 2001 were $350,190,000, a decrease of 13.2% from the same period in 2000. The Company believes that the decreases in net sales during the three-month and nine-month periods ending September 30, 2001 are due to customers delaying equipment purchases as a result of uncertainty about their profits, their markets and the economy in general. International sales by domestic subsidiaries for the nine months ended September 30, 2001 increased to $51,256,000 from $36,366,000 for the same period of 2000. Total international sales for the nine months ended September 30, 2001, including sales from foreign subsidiaries, were $75,085,000, compared to $42,318,000 for the same period of 2000. The increase in total international sales for the three quarters ended September 30, 2001 over the same period of 2000 relates primarily to sales generated by Osborn Engineered Products SA (PTY) Ltd. of South Africa which was acquired in the fourth quarter of 2000 and increased international sales of aggregate and soil purification systems by Astec Systems.

Management's Discussion and Analysis of Financial Condition And Results of Operations - Continued

Gross profit for the three months ended September 30, 2001 decreased to $17,192,000 from $24,608,000 for the three months ended September 30, 2000, while the gross profit percentage for the three months ended September 30, 2001 decreased to 16.7% from 23.9% for the same period of 2000. With the exception of the Mobile Asphalt Paving Group, which had a third quarter increase in gross margin dollars, each of the Company's operating segments experienced decreased gross margin dollars and percentages for the third quarter of 2001 compared to the third quarter of 2000.

Gross profit for the nine months ended September 30, 2001 decreased to $77,937,000 from $99,224,000 for the nine months ended September 30, 2000, while the gross profit percentage for the nine months ended September 30, 2001 decreased to 20.9% from 24.6% for the same period of 2000. Decreased gross margins for the three and nine months ended September 30, 2001 compared to the same periods in 2000, resulted primarily from under-utilization of plant capacity related to reduced sales volume which the Company believes was caused by economic uncertainty of the Company's customers, and to a lesser extent from competitive pricing pressures.

Selling, general, administrative and engineering expenses for the three months ended September 30, 2001 were $17,606,000 or 17.1% of net sales, compared to $17,955,000 or 17.4% of net sales for the three months ended September 30, 2000, a decrease of $349,000 or 1.9%. Selling, general, administrative and engineering expenses for the third quarter of 2001 of companies acquired during the last quarter of 2000 were $1,169,000. Selling, general, administrative and engineering expenses for the quarter ended September 30, 2001, excluding those companies acquired in the prior year, was $16,437,000 compared to $17,955,000 for the quarter ended September 30, 2000, a decrease of $1,518,000 or 8.5%. The decrease in selling, general, administrative and engineering expenses for the third quarter of 2001 compared to the same period in 2000, related primarily to various cost reduction measures initiated throughout the Company and to decreased sales commissions related to the reduction in sales volume.

Selling, general, administrative and engineering expenses for the nine months ended September 30, 2001 were $58,201,000 or 15.6% of net sales, compared to $55,927,000 or 13.9% of net sales for the same period in 2000, an increase of $2,274,000. Approximately $3,585,000 of the increase in selling, general, administrative and engineering expenses for the nine months ended September 30, 2001 compared to the same period in 2000 related to selling, general, administrative and engineering expenses of companies acquired late in 2000. Excluding companies acquired during the prior year, selling, general, administrative and engineering expenses decreased $1,311,000 for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. The increase in selling, general, administrative and engineering expenses as a percent of sales related primarily to the decrease in sales volume for 2001 compared to 2000.

Interest expense increased to $2,105,000 for the quarter ended September 30, 2001 from $1,916,000 for the quarter ended September 30, 2000. Interest expense as a percentage of net sales was approximately 2.0% and 1.9% for the three months ended September 30, 2001 and 2000, respectively.

Interest expense increased to $6,668,000 for the nine months ended September 30, 2001 from $6,204,000 for the nine months ended September 30, 2000. Interest expense as a percent of net sales was approximately 1.8% for the nine months ended September 30, 2001 compared to 1.5% for the nine months ended September 30, 2000. The increase in interest expense for the three and nine months ended September 30, 2001 compared to the same periods in 2000, related primarily to borrowings required for the acquisitions of Osborn Engineering of South Africa and Carlson Paving Products, Inc. during the last quarter of 2000.

Other income, net of other expense, was $131,000, or 0.1% of net sales for the quarter ended September 30, 2001, compared to $596,000, or 0.6% of net sales for the quarter ended September 30, 2000. Other income, net of other expense, was $1,239,000, or 0.3% of net sales for the nine months ended September 30, 2001, compared to $3,485,000, or 0.9% of net sales for the nine months ended September 30, 2000. The decrease in other income, net

Management's Discussion and Analysis of Financial Condition And Results of Operations - Continued

of other expense for the three and nine months ended September 30, 2001 compared to the same period of 2000, related primarily to decreased income from the sale of lease and loan portfolios by Astec Financial Services, Inc., the Company's captive finance company. Other income, net of expense was also negatively impacted for the three and nine months ended September 30, 2001, but to a lesser degree, by increased goodwill amortization over that of the same period in the prior year.

For the three months ended September 30, 2001, the Company had an income tax benefit of $1,070,000 compared to income tax expense of $1,926,000 for the three months ended September 30, 2000, a decrease of $2,996,000, or 155.6%. The tax benefit was 1.0% of net sales for the three months ended September 30, 2001 and the tax expense was 1.9% of net sales for the three months ended September 30, 2000.

Income tax expense for the nine months ended September 30, 2001 decreased to $5,308,000 from $15,825,000 for the nine months ended September 30, 2000, a decrease of $10,517,000, or 66.5%. Tax expense was 1.4% and 3.9% of net sales for the nine months ended September 30, 2001 and 2000, respectively. The effective tax rate for the nine months ended September 30, 2001 was 37.1% while the effective tax rate for the nine months ended September 30, 2000 was 39.0%. The decrease in the income tax expense in the three-month and nine-month periods ended September 30, 2001 was primarily due to the decrease in net income during those periods.

Backlog of orders at September 30, 2001 was $45,793,000 compared to $64,481,000 at September 30, 2000, restated for 2000 acquisitions. The decrease in the backlog of orders at September 30, 2001 compared to September 30, 2000 relates primarily to the decreased backlog of the Company's Aggregate Processing segment of its business. Management believes that this decline is reflective of the current economic conditions in the United States and the hesitancy of the Company's customers to commit to capital equipment purchases. The Company is unable to determine whether this backlog effect was experienced by the industry as a whole.

Liquidity and Capital Resources

On September 10, 2001, the Company entered into an unsecured $125,000,000 participatory revolving credit facility that expires on September 10, 2004. This agreement replaced the Company's previous revolving credit facility for $150,000,000. As part of the revolving credit facility, Astec Industries, Inc. may borrow up to $125,000,000 while Astec Financial Services, Inc., the Company's captive finance company, may borrow up to $50,000,000, with the total borrowing by both companies limited to $125,000,000. Advances to Astec Financial Services, Inc. under this line of credit are limited to "Eligible Receivables" of Astec Financial Services, Inc. as defined in the credit agreement that governs the credit facility. Borrowings under the credit facility bear interest at a rate equal to LIBOR plus from 1.0% to 1.875% depending on the leverage ratio as defined by the agreement, applied to a sliding scale. At September 30, 2001 $47,500,000 was outstanding under the revolving credit facility. The Company was in compliance with all financial covenants related to the revolving credit facility at September 30, 2001.

On September 10, 2001 the Company and Astec Financial Services, Inc., entered into a Note Purchase Agreement for $80,000,000 of Senior Secured Notes, placed with private institutions, due September 11, 2011 at a fixed rate of interest of 7.56%. On September 10, 2005 and on each September 10 thereafter through the due date, the Company must make a principal payment of $10,714,286. Interest will be due and payable semiannually on each March 10 and September 10. As part of this agreement, the Company must maintain certain net worth and fixed charge coverage ratios. The Company was not in compliance with one of the Senior Secured Note financial covenants at September 30, 2001. The covenant, which is measured on a quarterly basis, requires maintenance of a minimum debt to consolidated operating cash flow ratio. As of September 30, 2001, the Company had used approximately $61,000,000 cash of the $80,000,000 raised from the sale of the Senior Secured Notes to reduce the outstanding balance on the revolving credit facility to $47,500,000. At September 30, 2001, the Company continued to have $47,500,000 outstanding that was being held in connection with the Company's two interest rate swap agreements totaling $47,500,000. On October 1, 2001, the Company used proceeds of $21,800,000, including proceeds remaining from the sale of the Senior Secured Notes, to further reduce the outstanding balance on the revolving credit facility. Assuming the Company had reduced the amounts outstanding under its credit facility on September 30, 2001 rather than October 1, 2001, the Company would have been in compliance with the debt to consolidated operating cash flow ratio covenant on September 30, 2001. A provision to net excess cash against the outstanding debt under the revolving credit facility, reducing the outstanding debt for the covenant calculations, was included in the revolving credit facility agreement. A comparable provision was not provided in the Senior Note Agreement. A waiver for non-compliance with the debt to consolidated operating cash flow ratio covenant for the third quarter of 2001 was received from the Senior Note holders. Even though the Company received a waiver for its non-compliance and even though the Company decreased its outstanding debt on October 1, 2001, there can be no assurances that the Company will comply with the debt to consolidated operating cash flow ratio covenant or that other violations of the Senior Secured Notes will not occur in the future.

Management's Discussion and Analysis of Financial Condition And Results of Operations - Continued

As of September 30, 2001, the Company had working capital of $185,004,000 compared to $155,735,000 at December 31, 2000. Total short-term borrowings, including current maturities of long-term debt, were $3,797,000 at September 30, 2001 compared to $1,987,000 at December 31, 2000. A financing agreement for imported, purchased inventory items accounted for $2,716,000 of the short-term borrowings at September 30, 2001, while outstanding Industrial Development Revenue Bonds accounted for $500,000 of the current maturities of long-term debt at September 30, 2001 and December 31, 2000. Net cash used by operating activities for the nine months ended September 30, 2001 was approximately $752,000 compared to net cash used by operating activities of $7,385,000 for the nine months ended September 30, 2000.

Long-term debt, less current maturities, increased to $146,789,000 at September 30, 2001 from $118,511,000 at December 31, 2000. At September 30, 2001, $80,000,000 was outstanding under Senior Secured Note Agreement, $47,500,000 was outstanding under the revolving credit facility and $19,200,000 was outstanding under the long-term principal portion of Industrial Revenue Bonds. At September 30, 2001 the Company had approximately $24,000,000 cash on hand. On October 1, 2001 cash of $21,800,000 was used to reduce the credit facility as described above. The increase in debt from December 31, 2000 related primarily to funding of working capital needs for the Company.

Capital expenditures in 2001 for plant expansion and for further modernization of the Company's manufacturing processes are expected to be approximately $10,700,000. The Company expects to finance these expenditures using the revolving credit facility and internally generated funds. Capital expenditures for the nine months ended September 30, 2001 were $6,406,000, compared to $13,743,000 at September 30, 2000.

Subject to the matters discussed above regarding the Company's ability to comply with its Senior Secured Notes or to obtain additional waivers related thereto, the Company believes that its current working capital, cash flows generated from future operations and availability remaining under its credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements through September 30, 2002.

Contingencies

The Company is engaged in certain pending litigation involving claims or other matters arising in the ordinary course of business. Most of these claims involve product liability or other tort claims for property damage or personal injury against which the Company is insured. As a part of its litigation management program, the Company maintains adequate general liability insurance coverage for product liability and other similar tort claims. The coverage is subject to a substantial self-insured retention under the terms of which the Company has the right to coordinate and control the management of its claims and the defense of these actions.

Management has reviewed all claims and lawsuits and, upon the advice of its litigation counsel, has made provision for any estimable losses. Notwithstanding the foregoing, the Company is unable to predict the ultimate outcome of any outstanding claims and lawsuits.

Risk Factors

The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in us. In addition to the risks discussed in this Form 10-Q, including without limitation, the risks associated with the Company's failure to comply with a covenant in its senior Secured Notes or to obtain waivers thereof, readers are referred to documents filed by Astec with the Securities and Exchange Commission, including its 2000 Form 10-K, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, some of which include: uncertainty in the economy, rising oil and liquid asphalt prices, rising interest rates, decreased funding for highway projects, the timing of large contracts, production capacity, general business conditions in the industry, the ability to integrate acquisitions, demand for the Company's products, seasonality and cyclicality in operating results, seasonality of sales volumes, and competitive activity.

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

10.36 Credit Agreement, dated September 10, 2001, between the Company and Astec Financial Services, Inc. as Borrowers and the Named Lenders with Bank One, NA as Agent.

10.37 Note Purchase Agreement, dated September 10, 2001 between the Company and Astec Financial Services, Inc. and Names Private Institutional Investors.

27 Financial Data Schedule (EDGAR Filing Only).

Reports on Form 8-K:

No reports on Form 8-K have been filed during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTEC INDUSTRIES, INC.
(Registrant)

Date 8/14/2001	/s/ J. Don Brock
J. Don Brock Chairman of the Board and President

Date 8/14/2001	/s/ F. McKamy Hall
F. McKamy Hall Vice President and Chief Financial Officer