Form 10-K
period 2001-12-31
ASTEC INDUSTRIES INC
filed 2002-03-22
CIK 792987

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or the fiscal year ended December 31, 2001
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

Commission file number 0-14714

ASTEC INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-0873631
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

P. O. Box 72787, 4101 Jerome Avenue,	37407
Chattanooga, Tennessee	(Zip Code)
(Address of principal executive offices)

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

Form 10-K Cover Page - (Continued)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $257,103,397 based upon the closing sales price reported by the Nasdaq National Market on March 15, 2002, using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by all directors and executive officers of the registrant, some of whom may not be held to be affiliates upon judicial determination.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of March 15, 2002 Common Stock, par value $.20 - 19,625,770 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the Parts of this Annual Report on Form 10-K indicated:
Document	Form 10-K

Proxy Statement relating to Annual Meeting of Shareholders to be held on April 25, 2002	Part III

ASTEC INDUSTRIES, INC.
2001 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS
PART I	Page
Item 1.	Business	1
Item 2.	Properties	17
Item 3.	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
	Executive Officers of the Registrant	19
PART II
Item 5.	Market for Registrant's Common Equity and Related Shareholder Matters	21
Item 6.	Selected Financial Data	21
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 8.	Financial Statements and Supplementary Data	21
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	21
PART III
Item 10.	Directors and Executive Officers of the Registrant	22
Item 11.	Executive Compensation	22
Item 12.	Security Ownership of Certain Beneficial Owners and Management	22
Item 13.	Certain Relationships and Related Transactions	22
PART IV
Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	23

Appendix A		A-1

Signatures

-iii-

PART I

Item 1. BUSINESS

General

Astec Industries, Inc. (the "Company") is a Tennessee corporation and incorporated in 1972. The Company designs, engineers, manufactures, markets, and finances equipment and components used primarily in road building and related construction activities. The Company's products are used in each phase of road building, from quarrying and crushing the aggregate to testing the mix for application of the road surface. The Company also manufactures certain equipment and components unrelated to road construction, including trenching, auger boring, directional drilling, environmental remediation and industrial heat transfer equipment. The Company holds 96 United States and 78 foreign patents, has 52 patent applications pending, and has been responsible for many technological and engineering innovations in the industry. The Company's products are marketed both domestically and internationally. In addition to plant and equipment sales, the Company manufactures and sells replacement parts for equipment in each of its product lines. The distribution and sale of replacement parts is an integral part of the Company's business.

The Company's fourteen manufacturing subsidiaries are: (i) Breaker Technology Ltd., which designs, manufactures and markets rock breaking and processing equipment and utility vehicles for mining; (ii) Johnson Crushers International, Inc., which designs, manufactures and markets portable and stationary aggregate and ore processing equipment; (iii) Kolberg-Pioneer, Inc., which designs, manufactures and markets aggregate processing equipment for the crushed stone, manufactured sand, recycle, top soil and remediation markets; (iv) Osborn Engineered Products SA (Pty) Ltd., which designs, manufactures and markets crushers, vibratory screening equipment and turnkey plants and mills; (v) Production Engineered Products, Inc., which designs, manufactures and markets high-frequency vibrating screens for sand and gravel and asphalt operations; (vi) Superior Industries of Morris, Inc., which designs, manufactures and markets conveyors, radial stackers and idlers; (vii) Telsmith, Inc., which designs, manufactures and markets aggregate processing equipment for the production and classification of sand, gravel, and crushed stone for road and other construction applications; (viii) Astec, Inc., which designs, manufactures and markets hot-mix asphalt plants, soil purification and related components and manufactures testing and sampling equipment for the asphalt mix and aggregate processing industries; (ix) CEI Enterprises, Inc., which designs, manufactures and markets heat transfer equipment and polymer and rubber blending systems for the hot-mix asphalt industry; (x) Heatec, Inc., which designs, manufactures and markets thermal fluid heaters, asphalt heaters, polymer and rubber blending systems and other heat transfer equipment used in the Company's asphalt mixing plants and in other industries; (xi) American Augers, Inc., which designs, manufactures and markets auger boring and directional drilling equipment; (xii) Trencor, Inc., which designs, manufactures and markets chain and wheel trenching equipment and excavating equipment; (xiii) Carlson Paving Products, Inc., which designs, manufactures and markets asphalt paver screeds, a milling machine and trench compaction equipment; and (xiv) Roadtec, Inc., which designs, manufactures and markets a line of milling machines used to recycle asphalt and concrete, asphalt paving equipment and material transfer vehicles.

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

Astec Systems, Inc. was formed in response to market demand for a new generation of modular aggregate processing plants. Astec Systems is not a manufacturing entity but coordinates and markets modular systems using the engineering capabilities and manufactured equipment of the Aggregate and Mining Group and the construction expertise of Astec, Inc.

The Company has been a 50% shareholder of Pavement Technology, Inc. ("PTI") since its inception, and, on December 31, 2001, the Company purchased the remaining 50% of the stock of Pavement Technology, Inc. On that same date, PTI was merged into the asphalt plant manufacturing subsidiary, Astec, Inc. PTI manufactures innovative testing and sampling equipment and sells complete asphalt mix design laboratories assembled from PTI and third-party equipment. The pavement analyzer technology has captured the interest of state departments of transportation, universities and contractors as a new standard for measuring pavement performance of hot-mix asphalt. The pavement technology product line enhances the services and equipment that the Company is able to provide to its customers.

The Company's strategy is to be the cost-efficient producer in each of its product lines, while continuing to develop innovative new products and provide first class service for its customers. Management believes that the Company is the technological innovator in the markets in which it operates and is well positioned to capitalize on the need to rebuild and enhance roadway infrastructure, both in the United States and abroad.

Segment Reporting

In 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

The Company's business units have separate management teams and offer different products and services. The business units have been aggregated into four reportable business segments based upon the nature of the product or services produced, the type of customer for the products and the nature of the production process. The reportable business segments are (i) Asphalt Group, (ii) Aggregate and Mining Group, (iii) Mobile Asphalt Paving Group and (iv) Underground Group. All remaining companies and federal tax expenses for all business segments are included in the "Other Business Units" category for reporting.

Financial information in connection with the Company's financial reporting for segments of a business under SFAS 131 is included in Note 12 to "Notes to Consolidated Financial Statements - Operations by Industry Segment and Geographic Area," appearing at Page A-22 of this report.

Asphalt Group

The Asphalt Group segment is made up of three business units: Astec, Inc., Heatec, Inc. and CEI Enterprises, Inc. These business units design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other non-related industries.

Products

Astec, Inc. ("Astec") designs, engineers, manufactures and markets a complete line of portable, stationary and relocatable hot-mix asphalt plants and related components under the ASTEC® trademark. An asphalt mixing plant typically consists of heating and storage equipment for liquid asphalt (manufactured by CEI or Heatec), cold feed bins for storing aggregates, a drum mixer (batch or Double Barrel type unit) for drying, heating and mixing, a baghouse composed of air filters and other pollution control devices, hot storage bins or silos for temporary storage of hot-mix asphalt and a control house. The Company introduced the concept of high plant portability in 1979. Its current generation of portable asphalt plants is marketed as the Six PackTM and consists of six portable components, which can be disassembled, moved to the construction site and reassembled, which reduces relocation expenses. High plant portability represents an industry innovation developed and successfully marketed by the Company. The Company's enhanced version of the Six PackTM, known as the Turbo Six PackTM, is a highly portable plant which is especially useful in less populated areas where plants must be moved from job to job and can be disassembled and erected without the use of cranes.

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

Heatec, Inc. ("Heatec") designs, engineers, manufactures and markets a variety of thermal fluid heaters, process heaters, waste heat recovery equipment, liquid storage systems and polymer and rubber blending systems under the HEATEC® trademark. For the construction industry, Heatec manufactures a complete line of asphalt heating and storage equipment to serve the hot-mix asphalt industry and water heaters for concrete plants. In addition, Heatec builds a wide variety of industrial heaters to fit a broad range of applications, including heating equipment for marine vessels, roofing material plants, refineries, chemical processing, rubber plants and the agribusiness. Heatec has the technical staff to custom design heating systems and has systems operating as large as 50,000,000 BTU's per hour.

CEI Enterprises, Inc. ("CEI"), designs, engineers, manufactures and markets heating equipment and storage tanks for the asphalt paving industry and rubber and polymer blending systems. CEI's heating equipment uses hot oil, direct fired or electric heating processes. CEI's equipment includes portable and stationary tank models with capacities up to 35,000 gallons each.

Marketing

The Company markets its hot-mix asphalt and heat transfer products both domestically and internationally. The principal purchasers of asphalt and related equipment include highway contractors and foreign and domestic governmental agencies. Asphalt equipment is sold directly to its customers with domestic and international sales departments. Dealers are not used to market hot-mix asphalt products, but agents are used to market asphalt plants and their components in international markets.

Heatec equipment is marketed through both direct sales and dealer sales. Manufacturers' representatives sell heating products for applications in industries other than the asphalt industry. CEI equipment is marketed only through direct sales.

Raw Materials

Raw materials used in the manufacture of products include carbon steel and various types of alloy steel, which are normally purchased from distributors. Raw materials for manufacturing are readily available. Most steel is delivered on a "just-in-time" arrangement from the supplier to reduce inventory requirements at the manufacturing facilities.

Competition

This industry segment faces strong competition in price, service and product performance and competes with both large publicly-held companies with resources significantly greater than those of the Company and with various smaller manufacturers. Hot-mix asphalt plant competitors include CMI Corporation and Cedarapids, Inc., both subsidiaries of Terex Corporation; and Gencor Industries, Inc. The market for the Company's heat transfer equipment is diverse because of the multiple applications for such equipment. Competitors for heating equipment include Gencor/Hyway Heat Systems, American Heating, Stansteel and GTS Energy Systems.

Employees

At December 31, 2001, the Asphalt Group segment employed 984 individuals, of which 773 were engaged in manufacturing, 89 in engineering and 122 in selling, general and administrative functions.

Backlog

The backlog for the hot-mix asphalt and heat transfer equipment at December 31, 2001 and 2000 was approximately $31,318,000 and $41,203,000, respectively.

Aggregate and Mining Group

The Company's Aggregate and Mining Group is comprised of eight business units focused on the aggregate, metallic mining and recycle markets. Seven of the subsidiaries achieve their strength by distributing products into niche markets and drawing on the advantages of brand recognition in the global market. These business units are Breaker Technology Ltd., Johnson Crushers International, Inc., Kolberg-Pioneer, Inc., Osborn Engineered Products, SA (Pty) Ltd., Production Engineered Products, Inc., Superior Industries of Morris, Inc., and Telsmith, Inc. The eighth subsidiary, Astec Systems, Inc., coordinates the engineering capabilities of the subsidiaries in designing and marketing aggregate processing systems comprised of equipment manufactured by the other seven subsidiaries in this segment and from selected equipment of the Asphalt Group.

Products

Founded in 1906, Telsmith, Inc. ("Telsmith") is the oldest subsidiary of the group. The primary markets served under the TELSMITH® trade name are the aggregate and metallic mining industries. Telsmith's core products are cone (Gyrasphere® ), jaw and impact crushers, which are recognized for their reliability. A wide range of vibrating feeders for primary crushing operations are complemented with large vibrating screens for the difficult scalping applications and sizing screens to handle the most rigorous specifications of finished aggregate products. Telsmith offers all of their products as portables that are easily relocated to quarry sites to minimize the costs of transporting crushed stone. Equipment furnished by Telsmith can be purchased as individual components, as portable plants for flexibility or as completely engineered systems for both portable and stationary applications.

The stringent demands for quality aggregate to meet the specifications of the "Superpave" asphalt mixes has led to Telsmith's development, implementation and marketing of the Silver Bullet® narrow band cone crusher, which provides unparalleled results in producing a cubical product, as well as enhancing overall machine productivity.

In metallic mining operations, TELSMITH® equipment is used in primary crushing stages after the material has been blasted from the deposit. Secondary and tertiary crushing equipment, as well as vibrating screens, are employed in systems to reduce the material down to sizes for grinding mill feed or leech bed processes.

In addition, Telsmith maintains ISO 9001 certification, the international standard of quality assurance in the design, development, production, installation and servicing of their products. This designation is recognition of the quality of Telsmith products and services in the worldwide marketplace.

Kolberg-Pioneer, Inc. ("KPI") designs, manufactures and supports a complete line of aggregate processing equipment for the sand and gravel, mining, quarrying and concrete recycling markets. KPI manufactures the well-known Pioneer® and Kolberg® product lines.

Pioneer® products include a complete line of primary, secondary, tertiary and quaternary crushers, including jaws, cones, horizontal shaft impactors, vertical shaft impactors and roll crushers. KPI rock crushers are used by mining, quarrying and sand and gravel producers to crush oversized aggregate to salable size. Vibrating feeders are used to convey aggregate to the primary crusher operations. The incorporation of vibrating grizzly feeders and vibrating scalpers allows small material to bypass the primary crusher. In 2001 Pioneer developed and introduced to their product line track mounted mobile crushing units.

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

KPI manufactures belt conveyors designed to move or store aggregate and other bulk materials, typically in radial cone-shaped stockpiles. Models offered include road portable, telescoping stationary and overland styles.

In addition, KPI manufactures pugmills, which are highly efficient homogenous mixing chambers consisting of twin shafts with timed, overlapping paddles used for soil remediation, cement-treated base and cold-mix asphalt. Pugmills are typically combined with either a bulk storage silo for introducing dry additives or with a pump for liquids.

Production Engineered Products, Inc. ("PEP") designs, manufactures and markets high-frequency vibrating screens for sand and gravel customers, as well as customers engaged in asphalt production. In addition, PEP incorporates the high-frequency screens into portable crushing and screening plants servicing the aggregate and industrial markets. High-frequency screens are adept in separating out small mesh particles where conventional screens are not ideally suited.

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

JCI™ cone crushers are used primarily in secondary and tertiary crushing applications, and come in both manual and remotely adjusted models. Horizontal screens are low-profile machines for use primarily in portable applications. They are used to separate aggregate materials by sizes. Portable plants combine various configurations of cone crushers, horizontal screens and conveyors mounted on tow-away chassis. Because transportation costs are high, producers use portable equipment to operate nearer to their job sites. Portable plants allow the aggregate producers to quickly and efficiently move their equipment from one location to another. In 2001, JCI and KPI developed and introduced into their product line a portable rock crushing plant appropriately named the "Fast Pack". This portable plant can be assembled and ready for production in approximately four hours.

Superior Industries of Morris, Inc. ("Superior") designs and manufactures a complete line of portable and stationary conveyors. Its portable line includes 150-foot telescoping stacking conveyors, patented FD series axle assemblies and stationary conveyor systems for all types of bulk material handling, including stockpiling and overland transfer. Superior's product line also includes screening plants, wash plants, fine material washers and custom-built crushing plants. Superior's component division builds a complete line of conveyor idlers and maintains ISO 9001 certification for quality assurance.

Breaker Technology Ltd. ("BTL") designs, manufactures and markets hydraulic rock breaker systems for the aggregate, mining and recycling industries. They also design and manufacture a complete line of four-wheel drive articulated utility vehicles for underground mines and quarries.

In addition to the quarry and mining industries, BTL designs, manufactures and markets a complete line of hydraulic attachments for the North American construction and demolition markets. These attachments are sold on a variety of equipment including excavators, backhoe loaders, wheel loaders, and skid steer loaders. BTL's product line also includes hydraulic breakers and compactors for the construction market and includes crushers, pulverizers, shears and multi-processors for the demolition market.

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

Astec Systems, Inc. ("Astec Systems") was formed in response to market demand for a new generation of modular aggregate processing plants. Astec Systems is not a manufacturing entity but designs and markets modular systems using the engineering capabilities of and equipment manufactured by the Aggregate and Mining Group and the construction expertise of Astec, Inc.

Marketing

Aggregate processing and mining equipment is marketed by approximately 60 direct sales employees, 550 independent domestic distributors and 50 independent international distributors. The principal purchasers of aggregate processing equipment include highway and heavy equipment contractors, open mine operators, quarry operators and foreign and domestic governmental agencies.

Raw Materials

Raw materials used in the manufacture of products include carbon steel and various types of alloy steel, which are normally purchased from distributors. Raw materials for manufacturing are readily available. BTL purchases rock breakers under a long-term purchasing contract from a Japanese supplier and also purchases crushers from an Italian supplier. Both the Japanese and Italian suppliers have sufficient capacity to meet the Company's anticipated demand; however, alternative suppliers exist for both of these components should any supply disruptions occur.

Competition

The Aggregate and Mining Group faces strong competition in price, service and product performance. Aggregate processing and mining equipment competitors include Metso (Nordberg); Sandvik (formerly Svedala Industri AB); Cedarapids, Inc., Powerscreen and Finley, subsidiaries of Terex Corporation; Deister; Eagle Iron Works; and other smaller manufacturers, both domestic and international.

Employees

At December 31, 2001, the Aggregate and Mining Group segment employed 1,198 individuals, of which 797 were engaged in manufacturing, 111 in engineering and support functions, and 290 in selling, general and administrative functions.

Backlog

At December 31, 2001 and 2000, the backlog for the Aggregate and Mining Group was approximately $26,528,000 and $43,882,000, respectively.

Mobile Asphalt Paving Group

The Mobile Asphalt Paving Group is comprised of Roadtec, Inc. ("Roadtec") and Carlson Paving Products, Inc. ("Carlson"). Roadtec designs, engineers, manufactures and markets asphalt pavers, material transfer vehicles and milling machines. Carlson designs and manufactures asphalt paver screeds that attach to the asphalt paver to control the width and depth of the asphalt as it is applied to the roadbed. Carlson also manufactures a line of utility milling and trench compaction machines.

Products

Roadtec's patented Shuttle Buggy® is a mobile, self-propelled material transfer vehicle which allows continuous paving by separating truck unloading from the paving process while remixing the asphalt. A typical asphalt paver must stop paving to permit truck unloading of asphalt mix. By permitting continuous paving, the Shuttle Buggy® allows the asphalt paver to produce a smoother road surface, as well as reduce the time required to pave the road surface. As a result of the pavement smoothness achieved with this machine, certain states are now requiring the use of the Shuttle Buggy®. Studies using infrared technology have revealed problems caused by differential cooling of the hot-mix during hauling. The Shuttle Buggy® remixes the material to a uniform temperature and gradation, thus eliminating these problems.

Asphalt pavers are used in the application of hot-mix asphalt to the road surface. Roadtec pavers have been designed to minimize maintenance costs while exceeding road surface smoothness requirements. Roadtec also manufactures a paver model designed for use with the material transfer vehicle described above, which, when used together, reduce machine operating and maintenance costs.

Both Roadtec and Carlson manufacture milling machines designed to remove old asphalt from the road surface before new asphalt mix is applied. Roadtec's milling machine lines, for larger jobs, are manufactured with a simplified control system, wide conveyors, direct drives and a wide range of horsepower and cutting capabilities to provide versatility in product application. Additional upgrades and options are available to enhance the products and their capabilities. Carlson's milling machines are designed to grind the edges of roads that have curbs and gutters, to grind off old asphalt from around manhole covers or similarly shaped areas that the larger milling machines are unable to negotiate.

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

Marketing

Mobile Asphalt Paving Group equipment is marketed both domestically and internationally to highway and heavy equipment contractors, utility contractors and foreign and domestic governmental agencies. Mobile construction equipment is marketed both directly and through dealers. This segment employs 20 direct sales staff, 44 foreign independent distributors and 107 domestic independent distributor.

Raw Materials

Raw materials used in the manufacture of products include carbon steel and various types of alloy steel, which are normally purchased from steel mills and other sources. Raw materials for manufacturing are readily available.

Competition

The Mobile Asphalt Paving Group segment faces strong competition in price, service and performance. Paving equipment and screed competitors include Caterpillar Paving Products, Inc., a subsidiary of Caterpillar, Inc.; Blaw-Knox Construction Equipment Company, a subsidiary of Ingersoll-Rand Company; Cedarapids, Inc., a subsidiary of Terex Corporation; and Dynapac, a subsidiary of Metso. The segment's milling machine equipment competitors include CMI Corporation, owned by Terex; Caterpillar, Inc.; and Wirtgen America, Inc.

Employees

At December 31, 2001, the Mobile Asphalt Paving Group segment employed 358 individuals, of which 254 were engaged in manufacturing, 23 in engineering and support functions, and 81 in selling, general and administrative functions.

Backlog

The backlog for the Mobile Asphalt Paving Group segment at December 31, 2001 and 2000 was approximately $1,157,000 and $2,131,000, respectively.

Underground Group

The Underground Group segment consists of Trencor, Inc. and American Augers, Inc. This segment combines the marketing of the Trencor and American Augers products to be the innovative leader in both trenchless and trencher technology to install utilities and pipeline worldwide. In 1999, Trencor and American Augers were included in the Other Business Units segment.

Products

Trencor designs, engineers, manufactures and markets chain and wheel trenching equipment, canal excavators, rock saws, material processors and road miners.

With the ability to cut a trench through solid rock in a single pass, Trencor trenching equipment is among the toughest in the world. Utilizing a unique mechanical power train, Trencor machines are used to trench pipelines, lay fiber optic cable, cut irrigation ditches, insert highway drainage materials, and more. Trencor also makes foundation trenchers used in areas where drilling and blasting are prohibited. Trencor recently redesigned their line of hydrostatic side-shift trenchers to complement the heavy-duty hydrostatic rock saws used to install fiber optic cable. In 2001, a side-cutting rock saw was developed and introduced to the market which permits trenching alongside vertical objects such as fences, guardrails, and rock wall in mountainous terrain.

Trencor canal excavators are used to make finished and trimmed trapezoidal canal excavations within close tolerances primarily for irrigation systems. The rock saw is used for laying water and gas lines, fiber optic cable, as well as constructing highway drainage systems, among other applications.

Four Road Miner® models are available with an attachment that allows them to cut a path up to twelve and a half feet wide and five feet deep on a single pass. The Road Miner® has applications in the road construction industry and in mining and aggregate processing operations.

American Augers designs, manufactures, markets and sells a wide range of trenchless equipment. Today, American Augers is one of the largest manufacturers of auger boring machines in the world, designing and engineering state-of-the-art boring machines, directional drills and fluid/mud systems used in the underground construction or trenchless market. American Augers introduced three new directional drills during 2001, along with several new fluid/mud systems, giving it one of the broadest product lines in the industry. American Augers has over 2,000 customers throughout the world that operate in the sewer, power, fiber-optic telecommunication, electric, oil and gas, and water industries.

Marketing

Trencor and American Augers market their products domestically through direct sales representatives and internationally through both direct sales and independent dealers and sales agents. The Underground Segment has approximately 30 direct sales employees and 45 foreign independent dealers.

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

Competition

Competition for sales of trenching, excavating, auger boring, directional drilling, and fluid/mud equipment includes Charles Machine Works (Ditch Witch), Tesmec, J. I. Case, Vermeer and other smaller custom manufacturers.

Employees

At December 31, 2001, the Underground Group segment employed 269 individuals, of which 189 were engaged in manufacturing, 27 in engineering and 53 in selling, general and administrative functions.

Backlog

The backlog for the Underground Group segment at December 31, 2001 and 2000 was approximately $5,931,000 and $2,336,000, respectively.

Other Business Units

This category consists of the Company's business units that do not meet the requirements for separate disclosure as an operating segment. These other operating units include Astec Financial Services, Inc., Astec Transportation, Inc., Astec Insurance Company and Astec Industries, Inc., the parent company. Revenues in this category are derived predominantly from operating leases and other financial products offered by Astec Financial Services, Inc., the Company's finance subsidiary.

Competition

Competitors of the captive finance company include General Electric Credit Corporation; The CIT Group-Tyco International Ltd.; Citicapital (Formerly Associates); Orix Credit Alliance; Caterpillar Financial and various local, regional and national financial institutions.

Employees

At December 31, 2001, the Other Business Units segment employed 45 individuals, of which 9 were engaged in transportation operations and 36 in selling, general and administrative functions.

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

Employees

At December 31, 2001, the Company and its subsidiaries employed 2,854 individuals, of which 2,022 were engaged in manufacturing or transportation operations, 250 in engineering, including support staff, and 582 in selling, administrative and management functions.

Telsmith has a labor agreement, covering approximately 150 employees, that expires on October 13, 2004. None of Telsmith's other employees are covered by a collective bargaining agreement.

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

Manufacturing

The Company manufactures many of the component parts and related equipment for its products, while several large components of their products are purchased "ready for use". Such items include engines, axles, tires and hydraulics. In many cases, the Company designs, engineers and manufactures custom component parts and equipment to meet the particular needs of individual customers. Manufacturing operations during 2001 took place at 21 separate locations. The Company's manufacturing operations consist primarily of fabricating steel components and the assembly and testing of its products to ensure that the Company achieves quality control standards.

Seminars and Technical Bulletins

The Company periodically conducts technical and service seminars, which are primarily for contractors, employees and owners of asphalt mixing plants. In 2001, approximately 370 representatives of contractors and owners of hot-mix asphalt plants attended seminars held by the Company in Chattanooga, Tennessee. These seminars, which are taught by Company management and employees, cover a range of subjects including technological innovations in the hot-mix asphalt, aggregate processing, paving, milling, and recycle markets in which the Company manufactures products.

The Company also sponsors executive seminars for the management of the customers of Astec, Inc. Primarily, the management of the Company teaches the seminars, but outside speakers are also utilized. In 2001, approximately 227 participants attended the executive seminars at the Company's state-of-the-art training center.

The Company sponsors Paving Professionals workshops at its training center for customers or potential customers of Roadtec. In 2001, approximately 400 participants attended these classroom sessions. Actual equipment application experience was provided at the Roadtec facility. In addition, service training seminars were also held at the Roadtec facility for approximately 375 customer service representatives.

Also during 2001, Telsmith had technical seminars for 124 customer representatives at Telsmith's facility in Wisconsin.

In addition to seminars, the Company publishes a number of technical bulletins detailing various technological and business issues relating to the asphalt industry.

Patents and Trademarks

The Company seeks to obtain patents to protect the novel features of its products. The Company and its subsidiaries hold 96 United States patents and 78 foreign patents. There are 52 United States and foreign patent applications pending.

The Company and its subsidiaries have approximately 70 trademarks registered in the United States including logos for Astec, Telsmith, Roadtec and Trencor, and the names ASTEC, TELSMITH, HEATEC, ROADTEC, TRENCOR, KOLBERG, JCI and PIONEER. Twenty-one trademarks are also registered in foreign countries, including Canada, Great Britain, Mexico, New Zealand and Indonesia. The Company has 15 United States and foreign trademark applications pending.

The Company and its subsidiaries also license their technology to other manufacturers.

Engineering and Product Development

The Company dedicates substantial resources to engineering and product development. At December 31, 2001, the Company and its subsidiaries had 250 full-time individuals employed domestically in engineering and design capacities.

Seasonality and Backlog

In the normal season trend, the first two quarters of the year are normally the Company's strongest quarters for business volume, with the second quarter slightly stronger than the first quarter. The third quarter is normally weaker than the first quarter with the fourth quarter consistently being the weakest quarter. Operations during the entire year in 2001 were significantly impacted by the economic factors discussed in the following paragraphs and, therefore, did not follow the normal seasonal trend.

As of December 31, 2001, the Company had a backlog for delivery of products at certain dates in the future of approximately $64,934,000. At December 31, 2000, the total backlog was approximately $89,552,000.

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

General economic downturns, including any downturns in the commercial construction industry, could result in a material decrease in our revenues and operating results. In fact, we believe that the economic downturn was the primary cause of our net losses for the third and fourth quarters of 2001. Demand for many of our products, especially in the commercial construction industry, is cyclical. Sales of our products are sensitive to the states of the U.S., foreign and regional economies in general, and in particular, changes in commercial construction spending and government infrastructure spending. In addition, many of our costs are fixed and cannot be quickly reduced in response to decreased demand. We could face a downturn in the commercial construction industry based upon a number of factors, including:

--- a decrease in the availability of funds for construction;
--- labor disputes in the construction industry causing work stoppages;
--- rising gas and fuel oil prices;
--- rising interest rates;
--- energy or building materials shortages; and
--- inclement weather.

We may be unsuccessful in complying with the financial ratio covenants or other provisions of our credit facility and note purchase agreement.

As of December 31, 2001, the Company was not in compliance with two financial ratio covenants contained in the credit facility and two similar financial ratio covenants in the note purchase agreement. The covenant violations in the credit facility were waived by the Company's banking syndicate through an amendment effective March 12, 2002 and the covenant violations in the note purchase agreement were waived by the note holders through an amendment effective March 12, 2002. In each of the amendments to the credit facility and the note purchase agreement, (1) the financial ratio covenants that had been violated were relaxed for 2002, (2) an interest rate surcharge was added in the event the Company does not meet the original financial ratio covenant amounts and (3) the banks and note holders are entitled to additional security in certain situations. No assurances can be provided that financial ratio covenant violations or other violations of the credit facility or note purchase agreement will not occur in the future, or if such violations occur, that the banks and/or note holders, as the case may be, will not elect to pursue their contractual remedies under the credit facility or note purchase agreement, including requiring the immediate repayment in full of all amounts outstanding. There can also be no assurance that the Company can secure adequate or timely replacement financing to repay its banks or note holders in the event of an unanticipated repayment demand.

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

We have completed ten acquisitions since 1994 and plan to acquire additional businesses in the future. We may be unable to achieve the benefits expected to be realized from our acquisitions. In addition, we may incur additional costs and our management's attention may be diverted because of unforeseen expenses, difficulties, complications, delays and other risks inherent in acquiring businesses, including the following:

---we may have difficulty integrating the financial and administrative functions of acquired businesses;
---acquisitions may divert management's attention from our existing operations;
---we may have difficulty in competing successfully for available acquisition candidates, completing future acquisitions or accurately estimating the financial effect of any businesses we acquire ;
---we may have delays in realizing the benefits of our strategies for an acquired business;
---we may not be able to retain key employees necessary to continue the operations of the acquired business;
acquisition costs may deplete significant cash amounts or may decrease our operating income ;
---we may choose to acquire a company that is less profitable or has lower profit margins than our company; and future acquired companies may have unknown liabilities that could require us to spend significant amounts of additional capital.

Competition could reduce revenue from our products and services and cause us to lose market share.

We currently face strong competition in product performance, price and service. Some of our national competitors have greater financial, product development and marketing resources than we have. If competition in our industry intensifies or if our current competitors enhance their products or lower their prices for competing products, we may lose sales or be required to lower the prices we charge for our products. This may reduce revenue from our products and services, lower our gross margins or cause us to lose market share. In fact, some key competitors slashed prices in 2001 in an effort to make sales as demand in our industry slowed. As a result, we experienced price erosion and lower gross margins.

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

If we are unable to protect our proprietary technology from infringement or if our technology infringes technology owned by others, then the demand for our products may decrease or we may be forced to modify our products which could increase our costs.

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

Dr. J. Don Brock, our Chairman and President, is of significant importance to our business and operations. The loss of his services may adversely affect our business. In addition, our ability to attract and retain qualified engineers, skilled manufacturing personnel and other professionals, either through direct hiring or acquisition of other businesses employing such professionals, will also be an important factor in determining our future success.

Difficulties in managing and expanding in international markets could divert management's attention from our existing operations.

In 2001, international sales represented approximately 20% of our total sales. We plan to continue to increase our presence in international markets. In connection with any increase in international sales efforts, we will need to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist. Any difficulties in expanding our international sales may divert management's attention from our existing operations. In addition, international revenues are subject to the following risks:

---fluctuating currency exchange rates which can reduce the profitability of foreign sales;
---the burden of complying with a wide variety of foreign laws and regulations;
---dependence on foreign sales agents;
---political and economic instability of governments; and
---the imposition of protective legislation such as import or export barriers.

Our quarterly operating results are likely to fluctuate, which may decrease our stock price.

Our quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. As a result, our operating results may fall below the expectations of securities analysts and investors in some quarters, which could result in a decrease in the market price of our common stock. The reasons our quarterly results may fluctuate include:

--- general competitive and economic conditions;
--- delays in, or uneven timing in the delivery of, customer orders;
--- the introduction of new products by us or our competitors;
--- product supply shortages; and
--- reduced demand due to adverse weather conditions.

Period to period comparisons of such items are not should not be relied on as indications of future performance.

Our Articles of Incorporation, Bylaws, Rights Agreement and Tennessee law may inhibit a takeover, which could delay or prevent a transaction in which shareholders might receive a premium over market price for their shares.

Our charter, bylaws and Tennessee law contain provisions that may delay, deter or inhibit a future acquisition or an attempt to obtain control of Astec. This could occur even if our shareholders are offered an attractive value for their shares or if a substantial number or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us or obtaining control of us to negotiate with and obtain the approval of our Board of Directors in connection with the transaction. Provisions that could delay, deter or inhibit a future acquisition or an attempt to obtain control of us include the following:

--- having a staggered Board of Directors;
--- requiring a two-thirds vote of the total number of shares issued and outstanding to remove directors other than for cause;
--- requiring advanced notice of actions proposed by shareholders for consideration at shareholder meetings;
--- limiting the right of shareholders to call a special meeting of shareholders;
--- requiring that all shareholders entitled to vote on an action provide written consent in order for shareholders to act without holding a shareholders meeting; and
--- being governed by the Tennessee Control Share Acquisition Act.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements contained anywhere in this Annual Report on Form 10-K that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding:

--- execution of the Company's growth and operation strategy;
--- plans for technological innovation;
--- compliance with covenants in the Company's credit facility and note purchase agreement;
--- liquidity and capital expenditures;
--- compliance with government regulations;
--- government funding and growth of highway construction;
--- integration of acquisitions;
--- financing plans; and
--- industry trends.

These forward-looking statements are based largely on management's expectations which are subject to a number of known and unknown risks, uncertainties and other factors discussed in this report and in other documents filed by the Company with the Securities and Exchange Commission, which may cause actual results, financial or otherwise, to be materially different from those anticipated, expressed or implied by the forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements to reflect future events or circumstances. You can identify these statements by forward-looking words such as "expect," "believe," "goal," "plan," "intend," "estimate," "may," "will" and similar expressions.

In addition to the risks and uncertainties identified elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, the following factors should be carefully considered when evaluating the Company's business and future prospects: rising interest rates; unexpected capital expenditures and decreases in liquidity; the timing of large contracts; production capacity; general business conditions in the industry; demand for the Company's products; and those other factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission. Certain of the risks, uncertainties and other factors discussed or noted above are more fully described elsewhere in this Report, including under the caption -"Risk Factors" below.

Item 2. PROPERTIES

The location, approximate square footage, acreage occupied and principal function of the properties owned or leased by the Company are set forth below:
Location	Approximate Square Footage	Approximate Acreage	Principal Function
Chattanooga, Tennessee	424,000	59	Corporate and subsidiary offices, manufacturing - Astec
Chattanooga, Tennessee	---	63	Storage yard - Astec
Cleveland, Tennessee	28,400	3	Offices and manufacturing - Astec
Rossville, Georgia	40,500	3	Manufacturing - Astec
Chattanooga, Tennessee	84,200	5	Offices, manufacturing - Heatec
Chattanooga, Tennessee	135,000	15	Offices, manufacturing - Roadtec
Chattanooga, Tennessee	51,200	7	Manufacturing and parts warehouse - Roadtec
Chattanooga, Tennessee	5,000	2	Offices - Astec Financial Services
Mequon, Wisconsin	203,000	30	Offices and manufacturing - Telsmith
Sterling, Illinois	32,000	8	Offices and manufacturing - PEP
Grapevine, Texas	176,000	52	Offices, manufacturing - Trencor
Lakeville, Massachusetts	800	---	Leased sales and service office - Telsmith
Libertyhill, Texas	700	---	Leased sales and service office - Telsmith
Eugene, Oregon	130,000	8	Offices and manufacturing - JCI
Eugene, Oregon	25,600	---	Leased offices, manufacturing - JCI
Odessa, Texas	4,100	1	Leased to a third party
Inman, South Carolina	13,600	8	Leased to a third party
Albuquerque, New Mexico	112,300	14	Offices and manufacturing - CEI (partially leased to a third party)
Yankton, South Dakota	252,000	50	Offices and manufacturing - KPI
West Salem, Ohio	100,000	29	Offices and manufacturing - American Augers
Thornbury, Ontario, Canada	55,000	12	Offices and manufacturing - BTL
Riverside, California	18,000	---	Leased offices and manufacturing - Breaker Technology, Inc.
Solon, Ohio	5,700	---	Leased offices and manufacturing - Breaker Technology, Inc.
Morris, Minnesota	152,000	30	Offices and manufacturing - Superior
Covington, Georgia	19,000	6	Offices and manufacturing - Pavement Technology
Tacoma, Washington	41,000	5	Offices and manufacturing - Carlson
Cape Town, South Africa	400	-	Leased sales office and warehouse - Osborn
Durban, South Africa	300	-	Leased sales office and warehouse - Osborn
Witbank, South Africa	500	-	Leased sales office and warehouse - Osborn
Welkom, South Africa	300	-	Leased sales office and warehouse -Osborn
Johannesburg, South Africa	156,100	18	Offices and manufacturing - Osborn

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

J. Don Brock, Ph.D., P.E., has been President and a Director of the Company since its incorporation in 1972 and assumed the additional position of Chairman of the Board in 1975. He was the Treasurer of the Company from 1972 until 1994. From 1969 to 1972, Dr. Brock was President of the Asphalt Division of CMI Corporation. He earned his Ph.D. degree in mechanical engineering from the Georgia Institute of Technology. Dr. Brock and Thomas R. Campbell, President of Roadtec, are first cousins. He is 63.

Richard W. Bethea, became Executive Vice President on January 1, 2001 and has served as the Company's Secretary since 1997. He served as Vice President and Corporate Counsel from 1997 to 2000. Mr. Bethea has been a practicing lawyer since 1978. He has an undergraduate degree in accounting and a law degree from the University of Georgia. Before joining the Company, Mr. Bethea was a member (stockholder) and partner with the law firm Stophel & Stophel, P.C., in Chattanooga, Tennessee. He has served as the Company's litigation counsel since 1983. He is 49.

F. McKamy Hall, a Certified Public Accountant, became Chief Financial Officer during 1998 and has served as Vice President and Treasurer since 1997. He has served as Corporate Controller of the Company since 1987. From 1985 to 1987, Mr. Hall was Vice President of Finance at Quadel Management Corporation, a company engaged in real estate management. Mr. Hall has an undergraduate degree in accounting and a Master of Business Administration degree from the University of Tennessee at Chattanooga. He is 59.

W. Norman Smith was appointed Group Vice President-Asphalt in 1998 and has served as the President of Astec, Inc. since 1994. He formerly served as President of Heatec, Inc. from 1977 to 1994. From 1972 to 1977, Mr. Smith was a Regional Sales Manager with the Company. From 1969 to 1972, Mr. Smith was an engineer with the Asphalt Division of CMI Corporation. Mr. Smith has also served as a director of the Company since 1982. He is 62.

Robert G. Stafford was appointed Group Vice President-Aggregate and Mining in 1998. Prior to that time he served as President of Telsmith, Inc. since 1991. Between 1987 and 1991, Mr. Stafford served as President of Telsmith, Inc., a subsidiary of Barber-Greene. From 1984 until the Company's acquisition of Barber-Greene in December 1986, Mr. Stafford was Vice President - Operations of Barber-Greene and General Manager of Telsmith. He became a director of the Company in March 1988. He is 63.

Thomas R. Campbell was appointed Group Vice President - Mobile Asphalt Paving & Underground in November, 2001. He has served as President of Roadtec, Inc. since 1988. He has served as President of Trencor, Carlson Paving Products and American Augers since November 2001. From 1981 to 1988 he served as Operations Manager of Roadtec. Mr. Campbell and J. Don Brock, President of the Company, are first cousins. He is 52.

James G. May has served as President of Heatec, Inc. since 1994. From 1984 until 1994 he served as Vice President of Engineering of Astec, Inc. He is 57.

Albert E. Guth has been President of Astec Financial Services, Inc. since 1996. He served as Chief Financial Officer of the Company from 1987 through 1996, as Senior Vice President from 1984 to 1997, Secretary of the Company from 1972 to 1997, and Treasurer from 1994 to 1997. Mr. Guth, who has been a director since 1972, was Vice President of the Company from 1972 until 1984. From 1969 to 1972, Mr. Guth was the Controller of the Asphalt Division of CMI Corporation. He is 62.

Richard A. Patek became President of Telsmith, Inc. in May of 2001. He served as President of Kolberg-Pioneer, Inc. from 1997 until that time. From 1995 to 1997, he served as Director of Materials of Telsmith, Inc. From 1992 to 1995, Mr. Patek was Director of Materials and Manufacturing of the former Milwaukee plant location. From 1978 to 1992, he held various manufacturing management positions at Telsmith. Mr. Patek is a graduate of Milwaukee School of Engineering. He is 45.

Frank D. Cargould became President of Breaker Technology Ltd. and Breaker Technology, Inc. on October 18, 1999. The Breaker Technology companies were formed on August 13, 1999 when the Company purchased substantially all of the assets of Teledyne Specialty Equipment's Construction and Mining business unit from Allegheny Teledyne Inc. From 1994 to 1999, he was Director of Sales - East for Teledyne CM Products, Inc. He is 59.

Jeffery J. Elliott became President of Johnson Crushers, Inc. in December, 2001. From 1999 to 2001 he served as Senior Vice President for Cedarapids, Inc., (a Terex company), and from 1996 to 1999 he served as Vice President of the Crushing and Screening Group. Prior to that time since 1978 he held various domestic and international sales and marketing positions with Cedarapids, Inc. He is 48.

E. Stephen Jett has served as Assistant Secretary and General Counsel of the Company since January 1, 2001. Mr. Jett has been a practicing attorney since 1974. Before joining the Company, Mr. Jett was a member (stockholder) with the law firm Chambliss, Bahner and Stophel, P.C., in Chattanooga, Tennessee. He is 56 years of age.

Neil E. Schmidgall has been President of Superior Industries of Morris, Inc., which was acquired by the Company on November 1, 1999, since 1972. Since 1992, Mr. Schmidgall has been a director and partner of First Federal Savings Bank of Morris. He is 56.

Timothy Gonigam was appointed President of Production Engineered Products, Inc. on October 1, 2000. From 1995 to 2000 Mr. Gonigam held the position of Sales Manager for Production Engineered Products, Inc. He is 39.

Alan L. Forsyth has been Managing Director of Osborn Engineered Products SA (Pty) Ltd. since 1999. The Company purchased the materials handling and processing products division of the Boart-Longyear Division of Anglo Operations Limited on September 29, 2000. From 1998 to 1999, Mr. Forsyth was Deputy Managing Director and served as Divisional Director from 1987 to 1998. He is 49.

Joseph P. Vig was appointed President of Kolberg-Pioneer, Inc. in May of 2001. From 1994 until May 2001, he served as Engineering Manager of Kolberg-Pioneer, Inc. He is 52.

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

The high and low sales prices of the Company's Common Stock as reported on the Nasdaq Stock Market for each quarter during the last two fiscal years are as follows:
	Price Per Share
2001	High	Low
1st Quarter	$14.81	$12.00
2nd Quarter	$19.17	$12.00
3rd Quarter	$19.27	$11.25
4th Quarter	$15.86	$11.91

	Price Per Share
2000	High	Low
1st Quarter	$28.06	$16.75
2nd Quarter	$29.88	$22.81
3rd Quarter	$25.50	$ 9.94
4th Quarter	$14.38	$ 8.38

As of March 15, 2002, there were approximately 6,000 holders of the Company's Common Stock.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding the Company's directors included under the caption "Election of Directors - Certain Information Concerning Nominees and Directors" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 25, 2002, is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Exchange Act is also included under Section 16(a) "Filing Requirements" in the Company's definitive Proxy Statement, which is incorporated herein by reference.

Item 11. Executive Compensation

Information included under the caption, "Executive Compensation" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 25, 2002, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information included under the captions "Election of Directors - Certain Information Concerning Nominees and Directors," "Common Stock Ownership of Management" and "Common Stock Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 25, 2002, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

On December 14, 1998, Edna F. Brock, the mother of Dr. J. Don Brock, Chairman of the Board and President of the Company, loaned $85,000 to the Company to supplement its working capital revolving credit facility. The Company executed a demand note payable to Mrs. Brock in connection with this loan bearing interest at a rate equal to that paid to Bank One N.A. under the Company's unsecured revolving line of credit. At the time Mrs. Brock loaned these funds to the Company, the Company's outstanding balance under its $70,000,000 revolving credit facility was approximately $26,000,000. In June of 2000, Mrs. Brock loaned the Company an additional $29,670, which bears the same interest rate as the previous note. At the time these funds were loaned to the Company, the Company's outstanding balance under its $150,000,000 revolving credit facility was $95,325,000. During 2001, the Mrs. Brock loaned the Company an additional $50,000, bearing interest at the rate described above. At the time these funds were loaned to the Company, the Company's outstanding balance under its $150,000,000 revolving credit facility was $81,300,000. The Company is accruing interest on the notes for payment upon demand by Mrs. Brock.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
a)(1) The following financial statements and other information appear in Appendix "A" to this Report and are filed as a part hereof:
- Selected Consolidated Financial Data.
- Management's Discussion and Analysis of Financial Condition and Results of Operations.
- Report of Independent Auditors.
- Consolidated Balance Sheets at December 31, 2001 and 2000.
- Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999.
- Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.
- Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2001, 2000 and 1999.
- Notes to Consolidated Financial Statements.

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
10.1

Loan Agreement between City of Mequon, Wisconsin and Telsmith, Inc., dated as of February 1, 1994 (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-14714).

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

10.6

Loan Agreement, dated as of April 1, 1994, between Grapevine Industrial Development Corporation and Trencor, Inc. (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14714).

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

10.9

Astec Guaranty, dated April 29, 1994, of debt of Trencor, Inc. in favor of First Chicago NBD (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14714)

10.10

Supplemental Executive Retirement Plan, dated February 1, 1996 to be effective as of January 1, 1995 (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-14714). *

10.11

Trust under Astec Industries, Inc. Supplemental Retirement Plan, dated January 1, 1996 (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-14714). *

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

10.14	Astec Industries, Inc. Non-Employee Directors' Stock Incentive Plan (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-14714). *
10.19

Revolving Line of Credit Note, dated December 2, 1997, between Kolberg-Pioneer, Inc. and Astec Holdings, Inc. (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-14714).

10.20

Guaranty Joinder Agreement, dated December 1997, between Kolberg-Pioneer, Inc. and Astec Holdings, Inc. in favor of the First National Bank of Chicago. (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-14714).

10.21

Loan Agreement between the City of Yankton, South Dakota and Kolberg Pioneer, Inc., dated August 11, 1998, for variable/fixed rate demand Industrial Development Revenue Bonds, Series 1998 (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-14714).

10.22

Letter of Credit Agreement, dated August 12, 1998, between the First National Bank of Chicago and Astec Industries, Inc., Astec Financial Services, Inc. and Kolberg-Pioneer, Inc. (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-14714).

10.23

Promissory Note, dated December 14, 1998, between Astec Industries, Inc. and Edna F. Brock (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-14714).

10.24

Waiver for December 31, 1998, dated March 9, 1999, with respect to the Second Amended and Restated Credit Agreement, dated November 24, 1997, by and between the Company and The First National Bank of Chicago (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-14714).

10.26

Purchase Agreement, dated October 30, 1998, effective October 31, 1998, between Astec Industries, Inc. and Johnson Crushers International, Inc. (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-14714).

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

10.33

Sale of Business Agreement, dated September 29, 2000, between Anglo Operations Limited and High Mast Properties 18 Limited and Astec Industries, Inc. for the purchase of the materials handling and processing products division of the Boart-Longyear Division of Anglo Operations Limited (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 0-14714).

10.34

Acquisition Agreement, dated October 2, 2000, by and among Larry Raymond, Carlson Paving Products, Inc. and Astec Industries, Inc. (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 0-14714).

10.35

Collective Bargaining Agreement, dated February 1, 2001, by and between Trencor, Inc. and the United States Steelworkers of America, AFL-CIO and CLC (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 0-14714).

10.36

Credit Agreement, dated September 10, 2001, between the Company and Astec Financial Services, Inc. as Borrowers and the Named Lenders with Bank One, NA as Agent (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001, File No. 0-14714).

10.37

Note Purchase Agreement, dated September 10, 2001, between the Company and Astec Financial Services, Inc. and Named Private Institutional Investors (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001, File No. 0-14714).

10.38

First Amendment Agreement, effective March 12, 2002, to Note Purchase Agreements, dated September 10, 2001, between the Company and Astec Financial Services, Inc. and Named Private Institutional Investors.

10.39

First Amendment to Credit Agreement, effective March 12, 2002, to Credit Agreement dated September 10, 2001, between the Company and Astec Financial Services, Inc. as Borrowers and the Named Lenders with Bank One, NA as Agent.

22	Subsidiaries of the Registrant.
23	Consent of Independent Auditors

*	Management contract or compensatory plan or arrangement.
(b)	No reports on Form 8-K were filed in the fourth quarter.
(c)	The Exhibits to this Report are listed under Item 14(a)(3) above.
(d)	The Financial Statement Schedules to this Report are listed under Item 14(a)(2) above.

*The Exhibits are numbered in accordance with Item 601 of Regulation S-K. Inapplicable Exhibits are not included in the list.
APPENDIX "A" to
ANNUAL REPORT ON FORM 10-K
ITEMS 8 and 14(a)(1) and (2), (c) and (d)
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

ASTEC INDUSTRIES, INC.
Contents	Page
Selected Consolidated Financial Data	A-1
Management's Discussion and Analysis of Financial Condition and Results of Operations	A-2
Consolidated Balance Sheets at December 31, 2001 and 2000	A-6
Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999	A-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999	A-8
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2001, 2000 and 1999	A-10
Notes to Consolidated Financial Statements	A-11
Report of Independent Auditors	A-24
Schedule II - Valuation and Qualifying Accounts	A-25

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except as noted*)
		2001	2000	1999	1998	1997
Consolidated Income Statement Data
	Net sales	$ 455,839	$ 520,688	$ 449,627	$ 363,945	$ 265,365
	Selling, general and administrative expenses	71,691	69,011	56,280	46,796	36,125
	Research and development	7,448	6,726	5,356	4,681	3,707
	Income from operations	11,784	47,138	52,521	40,427	24,661
	Interest expense	9,367	8,652	4,253	2,709	2,398
	Net income	1,992	26,281	31,712	24,436	13,809
	Earnings per common share*(1)
	Basic	.10	1.37	1.66	1.30	.72
	Diluted	.10	1.33	1.59	1.26	.71

Consolidated Balance Sheet Data
	Working capital	$ 161,867	$ 153,389	$ 127,569	$ 81,865	$ 71,459
	Total assets	400,691	398,795	355,437	248,320	192,243
	Total short-term debt	2,368	1,986	596	646	500
	Long-term debt, less current maturities	127,285	118,511	102,685	47,220	35,230
	Shareholders' equity	197,347	194,623	167,258	132,658	105,612
	Book value per common share at year-end*(1)	10.07	10.07	8.75	7.44	6.12

Quarterly Financial Highlights (Unaudited)
2001	Net sales		$ 143,310	$ 126,287	$ 103,124	$ 83,118
	Gross profit		31,323	29,422	17,192	12,986
	Net income		5,303	4,953	(1,346)	(6,918)
	Earnings per common share*
	Basic		.27	.26	(.07)	(.35)
	Diluted		.27	.25	(.07)	(.35)

2000	Net sales		$ 140,872	$ 159,726	$ 103,036	$ 117,054
	Gross profit		33,758	40,858	24,608	23,651
	Net income		8,627	12,719	3,407	1,528
	Earnings per common share*
	Basic		.45	.66	.18	.08
	Diluted		.44	.64	.17	.08

	Common Stock Price*
2001 High			$ 14.81	$ 19.17	$ 19.27	$ 15.86
2001 Low			12.00	12.00	11.25	11.91

2000 High			28.06	29.88	25.50	14.38
2000 Low			16.75	22.81	9.94	8.38

The Company's common stock is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market under the symbol ASTE. Prices shown are the high and low bid prices as announced by NASDAQ. The Company has never paid any dividends on its common stock.

The number of common shareholders is approximately 6,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations; 2001 vs. 2000

The following discussion contains forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding forward-looking statements, see "Forward-looking Statements" on page 17 of the Company's Form 10-K.

Net income for 2001 was $1,992,000, or $.10 per diluted share, a decrease of $24,289,000, or 92.4%, compared to net income of $26,281,000, or $1.33 per diluted share in 2000. The weighted average number of common shares outstanding at December 31, 2001 was 19,753,226 compared to 19,721,288 at December 31, 2000.

Net sales for 2001 were $455,839,000, a decrease of $64,849,000, or 12.5%, compared to net sales of $520,688,000 in 2000. Excluding acquisitions, total sales declined $87,380,000, or 16.8%, to $433,308,000 in 2001 from $520,688,000 in 2000.

The 2001 domestic sales decreased from $457,189,000 to $364,428,000, a decrease of $92,761,000, or 20.3%, from 2000. Domestic sales are generated primarily from equipment purchases made by customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development. Public sector spending at the federal, state and local levels is driven in large part by federal spending under the six-year federal-aid highway program, the Transportation Equity Act for the 21st Century ("TEA-21") enacted in June 1998. TEA-21 authorized the appropriation of $217 billion in federal aid for road, highway and bridge construction, repair and improvement and other federal highway and transit projects for federal fiscal years October 1, 1998 through September 30, 2003. During 2001, domestic sales were negatively impacted by a general economic slowdown and delays in capital expenditures by our customers who the Company believes were concerned as to when the economy would improve. The Company believes that the terrorist attacks somewhat paralyzed sales order activity for six to eight weeks. The negative impact from the economic slowdown was felt throughout the year.

International sales in 2001 increased $27,912,000, or 44.0%, to $91,411,000 compared to 2000 international sales of $63,499,000. Increased sales in South Africa (Osborn acquisition), Europe, Central America, China, Korea, Japan and South America comprise most of the increase over 2000. Excluding acquisitions in South Africa, international sales increased $10,875,000, or 17.1%. Sales in the asphalt, mobile asphalt paving and aggregate segments accounted for the increase in Europe. The increase in Central America was due to aggregate, underground and mobile asphalt paving segment sales.

Parts sales increased from $83,860,000 in 2000 to $93,493,000 in 2001, an increase of $9,633,000, or 11.5%. The increase was primarily due to the mobile asphalt paving and asphalt segments. Both segments have focused heavily on parts sales improvements. Excluding acquisitions, parts sales increased 4.7%.

Gross profit decreased to $90,924,000, or 20.0% of net sales in 2001 compared to $122,875,000, or 23.6% of net sales in 2000. A lack of utilization of capacity, decreased sales volumes (except mobile asphalt paving) and competitive price pressure resulted in all segments having reduced gross margins.

In 2001, selling, general and administrative expenses increased to $71,691,000, or 15.7% of net sales from $69,011,000, or 13.3% of net sales in 2000. The SG&A increase was the result of two acquisitions in the fourth quarter of 2000 being included in 2001 for a full twelve months. Excluding the increase from the acquisitions, SG&A would have decreased slightly in 2001 from 2000. Excluding increases in legal fees, legal settlements and bad debt expenses related to one large repossession, the Company's SG&A expense would have reflected the expense reductions made throughout 2001.

Research and development expenses increased by $722,000, or 10.7%, from $6,726,000 in 2000 to $7,448,000 in 2001. Excluding 2000 acquisitions, research and development increased 4.3% as the Company continued developing innovative products.

Interest expense for 2001 increased to 2.1% of net sales from 1.7% of net sales for 2000. The increase in dollars related primarily to interest on borrowings required for acquisitions in 2000 and increased working capital. The percentage was impacted by decreased sales volume.

Income tax expense for 2001 was 41.2% of pre-tax income compared to 38.5% in 2000. The non-tax deductible items in 2001 had a greater impact on the effective tax rate percentage relative to a smaller pre-tax income.

The backlog at December 31, 2001 was $64,934,000 compared to $89,552,000 at December 31, 2000. The backlog for asphalt plant orders, aggregate orders, aggregate systems and mobile equipment decreased. The Company is unable to determine whether this backlog effect was experienced by the industry as a whole. We are unable to assess the amount of the impact attributable to the TEA-21 legislation which became effective in October 1998. While the backlog reflects a decline, management believes that this is reflective of the current economic conditions in the United States and the current hesitancy of the Company's customers to commit to capital equipment purchases. The hesitancy is a result of our customers awaiting improvement of economic conditions or the awarding of new contracts for jobs. The total value of highway contracts increased by $1.1 billion, or 3.6%, in 2001 as reported by the American Road and Transportation Builders Association in January 2002. The number of contracts put in place in 2001 declined, but the average size increased. Some contracts are multi-year contracts. Highway funding in 2002 is dependent upon funding of highway programs by the states, TEA-21 federal funding and the economy, which we expect to have a gradual recovery.

Forecasts by the Office of Management and Budget and the Treasury Department indicate a decline in funding for TEA-21 in 2003. Legislation has been introduced to restore part of the $8.6 billion projected shortfall and legislative efforts are underway to restore all of the shortfall. Unquestionably, increased funding is needed to restore the nation's highways to a quality level required for safety, fuel efficiency and mitigation of congestion.

Asphalt Group: This segment had a decrease in sales of $45,149,000, or 24.0%, and a segment profit decrease of $12,975,000, or 72.1%, compared to 2000. The primary reason for the decrease in sales is the economic downturn. Competitive price pressure and lack of utilization of capacity significantly impacted gross profits and segment income.

Aggregate and Mining Group: The 2001 sales for this segment decreased $8,063,000, or 4.2%, compared to 2000. Excluding acquisitions, sales declined $25,102,000, or 13.1%. The decline in domestic sales, due to the weakness of the U.S. economy, was partially offset by increased international sales. Segment profit decreased $10,907,000, or 59.4% from 2000. Competitive price pressure, lack of utilization of capacity and product mix impacted gross profit and segment income.

Mobile Asphalt Paving Group: The 2001 sales in this segment increased $15,220,000, or 24.1%, compared to 2000. Excluding acquisitions, sales increased $9,727,000, or 15.4%. Both domestic and international sales increased over 2000 levels. Segment profit increased $677,000, or 8.1%. Product mix, lack of utilization of capacity and increased SG&A expenses impacted the 2001 profit.

Underground Group: The 2001 sales in this segment decreased by $27,093,000, or 35.8%, compared to 2000, primarily due to fewer small machine sales to the communications industry. Segment profit decreased $11,673,000, or 170.8%, primarily from lack of utilization of capacity and increased selling expenses from efforts focused on generating sales to offset the negative impact of the communications industry.

Results of Operations; 2000 vs. 1999

Net income for 2000 was $26,281,000, or $1.33 per diluted share, a decrease of $5,431,000, or 17.1%, compared to net income of $31,712,000, or $1.59 per diluted share in 1999. The weighted average number of common shares outstanding at December 31, 2000 was 19,721,288 compared to 19,930,376 at December 31, 1999.

Net sales for 2000 were $520,688,000, an increase of $71,061,000, or 15.8%, compared to 1999. The 2000 domestic sales increased from $403,832,000 to $457,189,000, or $53,357,000, a 11.7% increase. During 2000, domestic sales were negatively impacted by rising interest rates, volatile and rising gas and oil prices, the beginning stages of a general economic slowdown and delays in public sector highway projects. Most of this negative impact was felt in the second half of the year. The increase in total sales is attributed primarily to 1999 acquisitions accounting for sales of $90,800,000 (with a full year of operations in 2000), offset by a $19,739,000, or 4.3% decline in internally generated sales.

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

Gross profit was 23.6% of net sales in 2000 compared to 25.4% of net sales in 1999. Gross profit declines in asphalt and aggregate equipment accounted for most of the reduction. The erosion in both cases resulted from competitive price pressure and a lack of utilization of capacity primarily due to lower sales volumes.

In 2000, selling, general and administrative expenses increased to 13.3% of net sales from 12.5% of net sales in 1999. The primary reason for the dollar increase in SG&A is related to acquisitions in 1999 and 2000. The percentage is impacted by lower than expected sales while being staffed and equipped for much larger volume.

Research and development expenses increased by $1,370,000, or 25.6%, from $5,356,000 in 1999 to $6,726,000 in 2000. Excluding 1999 and 2000 acquisitions, research and development increased 9.7% as the Company continued developing innovative products.

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

Liquidity and Capital

During 2001, the Company continued to maintain a strong financial position while funding capital projects and working capital needs with cash provided by operations, bank borrowings, Senior Secured Notes and low interest rate Industrial Revenue Bonds. At December 31, 2001, working capital totaled $161,867,000 compared to $153,389,000 at December 31, 2000.

Total short-term borrowings, including current maturities of long-term debt, were $2,368,000 at December 31, 2001 compared to $1,986,000 at December 31, 2000. A financing agreement for imported, purchased inventory items accounted for $964,000 and $1,327,000 of the short-term borrowings at December 31, 2001 and 2000, respectively, while outstanding Industrial Development Revenue Bonds accounted for $500,000 of the current maturities of long-term debt at December 31, 2001 and December 31, 2000. Net cash provided by operating activities for the twelve months ended December 31, 2001 was $1,452,000 compared to $23,288,000 for the twelve months ended December 31, 2000. The decrease in net cash provided by operating activities is primarily due to decreased net income in 2001.

Long-term debt, less current maturities, increased to $127,285,000 at December 31, 2001 from $118,511,000 at December 31, 2000. At December 31, 2001, $80,000,000 was outstanding under the Note Purchase Agreement, $28,013,000 was outstanding under the revolving credit facility and $19,200,000 was outstanding under the long-term principal portion of Industrial Revenue Bonds. The increase in debt from December 31, 2000 related primarily to funding working capital needs for the Company.

On September 10, 2001 the Company and Astec Financial Services, Inc., entered into a Note Purchase Agreement for $80,000,000 of Senior Secured Notes, placed with private institutions, due September 10, 2011 at a fixed rate of interest of 7.56%. On September 10, 2005 and on each September 10 thereafter, the Company must make a principal payment of $11,428,571. Interest will be due and payable semiannually on each March 10 and September 10. As part of this agreement, the Company must maintain certain net worth and fixed charge coverage ratios.

As of December 31, 2001, the Company was not in compliance with two financial ratio covenants contained in the Note Purchase Agreement. These covenant violations were waived by a majority vote of the note holders effective December 31, 2001. On March 12, 2002 an amendment was executed to the Note Purchase Agreement. The amendment (1) served to relax certain financial ratio covenants for 2002, (2) provided for an interest rate surcharge of 0.375% if the Company does not meet the original financial ratios required by such covenants and (3) provided for additional security for the note holders in certain situations.

The Company currently anticipates that it will satisfy the revised financial ratio covenants of the Note Purchase Agreement for the next four calendar quarters. No assurances can be provided that financial ratio covenant violations of the Note Purchase Agreement will not occur in the future or, if such violations occur, that the note holders will not elect to pursue their contractual remedies under the Note Purchase Agreement, including requiring the immediate repayment in full of all amounts outstanding. There can also be no assurance that the Company can secure adequate or timely replacement financing to repay its note holders in the event of an unanticipated repayment demand.

On September 10, 2001, the Company entered into an unsecured $125,000,000 revolving loan agreement with a syndicate of banks which expires on September 10, 2004. At December 31, 2001, the Company was utilizing $28,013,000 of the amount available under the credit facility for borrowing and an additional $19,943,000 to support outstanding letters of credit (primarily for industrial revenue bonds). At the time of entering into the credit facility, Astec Industries, Inc. was able to borrow up to $105,000,000 while Astec Financial Services, Inc., the Company's captive finance company, was able to borrow up to $50,000,000, with the total borrowing by both companies limited to $125,000,000. Advances to Astec Financial Services, Inc. under this line of credit are limited to "Eligible Receivables" of Astec Financial Services, Inc. as defined in the credit agreement that governs the credit facility. Borrowings under the credit facility bear interest at the Company's option, at a rate from prime to prime plus 0.875%, or from the London Interbank Offering Rate ("LIBOR") plus 1.0% to 1.875%, depending on the leverage ratio as defined by the agreement, applied to a sliding scale. At December 31, 2001, Astec Financial Services, Inc. borrowings represented $17,929,000 of the total $28,013,000 outstanding under the credit facility.

Principal covenants under the loan agreement include (i) the maintenance of minimum levels of net worth, leverage and fixed charge coverage ratios, (ii) a limitation on capital expenditures and rental expense, (iii) a prohibition against the payment of dividends and (iv) a prohibition on large acquisitions except upon the consent of the lenders. There is a provision in the loan agreement allowing the borrowing of $10,000,000 from any source for needs beyond the revolver provisions.

As of December 31, 2001, the Company was not in compliance with two financial ratio covenants contained in its credit facility. These covenant violations were waived by a required majority of the members of the Company's banking syndicate effective December 31, 2001. On March 12, 2002 an amendment was executed to the credit facility. The amendment (1) decreased the maximum amount available under the credit facility to $100,000,000, (2) relaxed certain financial ratio covenants for 2002, (3) provided for an interest rate surcharge of 0.375% if the Company does not meet the original financial ratios required by such covenants and (4) provided for additional security for the banks in certain situations.

The Company currently anticipates that it will satisfy the revised financial ratio covenants of the credit facility for the next four calendar quarters. No assurances can be provided that financial ratio covenant violations of the credit facility will not occur in the future or, if such violations occur, that the members of the Company's banking syndicate will not elect to pursue their contractual remedies under the credit facility, including requiring the immediate repayment in full of all amounts outstanding. There can also be no assurance that the Company can secure adequate or timely replacement financing to repay its banking syndicate in the event of an unanticipated repayment demand.

In addition to the bank revolving credit facility, the Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., has a credit facility available of $1,250,000 to finance short-term working capital needs and an additional $1,250,000 available to cover the short-term establishment of letter of credit performance guarantees.

Capital expenditures in 2002 for plant expansion and for further modernization of the Company's manufacturing processes are expected to be approximately $6,600,000. The Company expects to finance these expenditures using the available capacity under the Company's revolving credit facility and internally generated funds. Capital expenditures (excluding those for equipment leased to others) for 2001 were $8,057,000 compared to $21,536,000 in 2000.

Subject to the matters discussed above regarding the Company's ability to comply with the covenants in its Note Purchase Agreement and credit facility or to obtain additional waivers related thereto, the Company believes that its current working capital, cash flows generated from future operations and available capacity remaining under its credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements through December 31, 2002.

For additional information on current and long-term debt, see Note 6 to the Consolidated Financial Statements.

Market Risk and Risk Management Policies

The Company is exposed to changes in interest rates, primarily from its revolving credit agreements and industrial revenue bonds. Under its current policies, the Company uses interest rate derivative instruments to manage exposure to interest rate changes for a portion of its debt arrangements. Taking into account the effects of interest rate derivatives designated as hedges, a hypothetical 100 basis point adverse move (increase) in interest rates would have adversely affected interest expense by approximately $422,000 for the year ended December 31, 2001. The Company's earnings and cash flows are also subject to fluctuations due to changes in foreign currency exchange rates; however, these fluctuations would not be significant to the Company's consolidated operations.

Contingencies

Management has reviewed all claims and lawsuits and, upon the advice of counsel, has made adequate provision for any estimable losses. However, the Company is unable to predict the ultimate outcome of the outstanding claims and lawsuits.

Certain customers have financed purchases of the Company's products through arrangements in which the Company is contingently liable for customer debt aggregating $12,137,000 and $18,816,000 at December 31, 2001 and 2000, respectively. These obligations average five years in duration and have minimal risk. Astec Financial Services, Inc. sold both finance and operating leases with limited recourse, generally not exceeding 15% of the purchase price, subject to elimination of recourse responsibilities through remarketing of equipment.

Other - The Company is contingently liable under letters of credit of approximately $19,943,000 primarily related to Industrial Revenue Bonds.

Environmental Matters

Based on information available, management believes the Company has adequately reserved for potential environmental liabilities and does not believe the potential liability will materially impact the future financial position of the Company.

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Application of these principles requires the Company to make estimates and judgments that affect the amounts as reported in the consolidated financial statements. Accounting policies that are critical to aid in understanding and evaluating the results of operations and financial position of the Company include the following:

Inventory Valuation: Inventories are valued at the lower of cost or market. The most significant component of the Company's inventories is steel. Open market prices, which are subject to volatility, determine the cost of steel for the Company. During periods when open market prices decline, the Company may need to provide an allowance to reduce the carrying value of the inventory. In addition, certain items in inventory may be considered obsolete, and as such, the Company may establish an allowance to reduce the carrying value of these items to their net realizable value. The amounts in these inventory allowances are determined by the Company based on certain estimates, assumptions and judgments made from the information available at that time.

Allowance for Doubtful Accounts: The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations, a specific reserve for bad debts is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Additionally, a general percentage of past due receivables is reserved, based on the Company's past experience of collectibility. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations), estimates of the recoverabiltiy of amounts due could be reduced by a material amount.

Litigation Contingencies: As a normal course of business in the industry, the Company is named as a defendant in a number of legal proceedings associated with product liability matters. The Company does not believe they are a party to any legal proceedings that will have a material adverse effect on the consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions related to these proceedings.

As discussed in Note 9 of the consolidated financial statements, as of December 31, 2001, the Company has accrued its best estimate of the probable cost for the resolution of these claims. This estimate has been developed in consultation with outside counsel that is handling the defense in these matters and is based upon a combination of litigation and settlement strategies. Certain litigation is being addressed before juries in states where past jury awards have been significant. To the extent additional information arises or strategies change, it is possible that the Company's best estimate of the probable liability in these matters may change.

Recently Issued Accounting Standards: In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impariment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement in 2002 is expected to increase pre-tax income $2,154,000, or $.11 per share. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of the beginning of its fiscal year. The Company has not yet determined what the effect of these tests will be on the income and financial position of the Company.
CONSOLIDATED BALANCE SHEETS	December 31,	December 31,
Assets	2001	2000
Current assets:
Cash and cash equivalents Note 1	$ 6,670,178	$ 7,053,328
Trade receivables less allowance for doubtful accounts of $1,806,000 in 2001 and $2,105,000 in 2000	53,057,092	55,500,511
Finance receivables Note 13	13,792,674	23,454,534
Notes and other receivables	1,648,888	1,921,976
Inventories Notes 1, 3	128,995,577	126,307,828
Prepaid expenses	4,266,036	3,595,524
Refundable income taxes	7,640,150	3,893,629
Deferred tax asset Note 8	8,929,188	7,760,098
Other current assets	260,809	159,059
Total current assets	225,260,592	229,646,487
Property and equipment, net Note 4	123,394,035	126,927,532
Other assets:
Goodwill	36,114,983	37,207,924
Finance receivables Note 13	14,550,590	3,500,180
Notes receivable	16,527	362,138
Other	1,354,259	1,151,006
Total other assets	52,036,359	42,221,248
Total assets	$400,690,986	$398,795,267
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt Note 6	$ 2,368,496	$ 1,986,424
Accounts payable	26,245,927	35,585,181
Customer deposits	8,343,714	6,463,715
Accrued product warranty	3,277,268	4,441,845
Accrued payroll and related liabilities	3,389,987	14,019,935
Other accrued liabilities	19,768,419	13,760,679
Total current liabilities	63,393,811	76,257,779
Long-term debt, less current maturities Note 6	127,284,692	118,510,887
Deferred tax liability Note 8	9,038,640	6,770,124
Deferred retirement costs Note 7	1,916,424	1,648,226
Other	1,361,160	537,123
Total liabilities	202,994,727	203,724,139
Minority interest	349,611	448,188
Shareholders' equity: Notes 1, 10
Preferred stock - authorized 4,000,000 shares of $1.00 par value; none issued
Common stock - authorized 40,000,000 shares of $.20 par value; issued and outstanding - 19,603,179 in 2001 and 19,319,746 in 2000	3,920,635	3,863,949
Additional paid-in capital	51,681,027	48,440,594
Accumulated other comprehensive income	(2,776,131)	(210,298)
Retained earnings	144,521,117	142,528,695
Total shareholders' equity	197,346,648	194,622,940
Total liabilities and shareholders' equity	$400,690,986	$398,795,267

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME	Year Ended December 31,
	2001	2000	1999
Net sales	$455,839,164	$520,687,851	$449,627,457
Cost of sales	364,915,606	397,813,019	335,471,243
Gross profit	90,923,558	122,874,832	114,156,214
Selling, general and administrative expenses	71,690,984	69,011,339	56,279,937
Research and development expenses	7,448,332	6,725,884	5,355,736
Income from operations	11,784,242	47,137,609	52,520,541
Other income (expense)
Interest expense	(9,367,054)	(8,652,339)	(4,253,219)
Interest income	1,585,039	2,239,786	1,136,777
Amortization of goodwill and other intangible assets	(2,202,677)	(2,032,724)	(1,032,161)
Other income (expense) - net	2,039,420	4,234,303	3,153,389
Equity in (loss) income of joint venture	(241,922)	(195,781)	6,096
Income before income taxes	3,597,048	42,730,854	51,531,423
Income taxes Note 8	1,480,748	16,441,440	19,819,145
Income before minority interest	2,116,300	26,289,414	31,712,278
Minority interest	123,878	8,328
Net income	$1,992,422	$26,281,086	$31,712,278
Earnings per Common Share Note 1
Net income:
Basic	$0.10	$1.37	$1.66
Diluted	0.10	1.33	1.59
Weighted average number of common shares outstanding:
Basic	19,441,818	19,221,754	19,064,516
Diluted	19,753,226	19,721,288	19,930,376

See Notes to Consolidated Financial Statements.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2001	2000	1999
Cash Flows from Operating Activities
Net income	$ 1,992,422	$ 26,281,086	$ 31,712,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,045,572	15,379,703	11,695,862
Provision for doubtful accounts	1,637,639	807,569	425,557
Provision for inventory reserves	990,904	1,437,610	1,265,120
Provision for warranty	3,778,458	1,308,058	1,466,176
(Gain) loss on disposition of fixed assets	191,122	(94,261)	(146,268)
Gain on sale of equipment on operating lease	(626,289)	(2,142,119)	(969,845)
Gain on sale of finance receivables	(408,840)	(438,010)	(215,730)
Equity in loss (income) of joint venture	241,922	195,781	(6,096)
Minority interest in earnings of subsidiary	(98,578)	(8,328)
(Increase) decrease in:
Receivables	677,165	8,155,450	(6,011,492)
Inventories	(4,446,613)	(18,901,256)	(11,136,071)
Prepaid expenses	(879,420)	230,183	(1,683,262)
Deferred tax asset	(1,169,090)	494,685	1,229,527
Other assets	(991,190)	459,650	135,646
Increase (decrease) in:
Accounts payable	(11,046,880)	(3,675,821)	2,025,578
Customer deposits	2,191,155	(575,633)	(4,171,065)
Accrued product warranty	(4,855,359)	(1,249,472)	(2,090,771)
Income taxes payable	(1,339,156)	(984,131)	(329,480)
Loss reserves of captive insurance company	749,312
Other accrued liabilities	(2,101,412)	(3,272,367)	4,113,914
Foreign currency transaction (gain) loss	(80,925)	(120,257)	27,293
Net cash provided by operating activities	1,451,919	23,288,120	27,336,871
Cash Flows from Investing Activities
Proceeds from sale of property and equipment -net	236,286	319,789	266,601
Expenditures for property and equipment	(8,057,422)	(21,535,875)	(28,384,787)
Proceeds from sale of equipment on operating lease	25,141,768	48,920,688	29,748,064
Expenditures for equipment on operating lease	(28,001,408)	(53,882,130)	(25,216,820)
Additions to finance receivables	(46,908,713)	(74,134,723)	(37,820,908)
Collections of finance receivables	26,729,468	32,368,390	390,450
Proceeds from sale of finance receivables	18,996,855	38,554,353	28,093,482
Additions to notes receivable	(692,760)	(52,000)	(1,421,804)
Repayments on notes receivable	460,885	115,773	898,811
Cash payments in connection with business combinations, net of cash acquired		(7,468,669)	(52,448,406)
Net cash used by investing activities	(12,095,041)	(36,794,404)	(85,895,317)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	$ 748,153	$ 1,005,502	$ 1,364,275
Net borrowings (repayments) under revolving credit loan	(70,353,821)	16,285,337	55,788,775
Principal repayments of industrial bonds, loans and notes payable	(4,520,082)	(2,932,513)	(503,057)
Proceeds from debt and notes payable	84,632,406	2,833,145	41,189
Net cash provided by financing activities	10,506,656	17,191,471	56,691,182
Effect of exchange rates on cash	(246,684)	(356,929)	239,595
Increase (decrease) in cash and cash equivalents	(383,150)	3,328,258	(1,627,669)
Cash and cash equivalents, beginning of period	7,053,328	3,725,070	5,352,739
Cash and cash equivalents, end of period	$ 6,670,178	$ 7,053,328	$ 3,725,070

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$ 7,823,874	$ 8,499,094	$ 4,425,526
Income taxes	$ 4,882,833	$ 17,934,641	$ 20,472,411
Tax benefits related to stock options:
Refundable income taxes	$ 1,051,615	$ 555,962	$ 856,000
Additional paid-in capital	(1,051,615)	(555,962)	(856,000)
Non-cash business combination:
Investment in subsidiary	$ 144,600	$ 1,576,844	$ 1,556,523
Accrued liability	1,352,751	(1,576,844)	(1,556,523)
Common stock	(26,735)
Additional paid-in capital	(1,470,616)

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2001, 2000 and 1999
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance December 31, 1998	18,967,232	$3,793,446	$44,332,177	$84,535,331		$132,660,954
Net income				31,712,278		31,712,278
Other comprehensive income:
Foreign currency translation adjustment					$266,888	266,888
Comprehensive income						31,979,166
Exercise of stock options, including tax benefit	139,609	27,922	2,189,534			2,217,456
Stock issued in business combination	14,296	2,859	397,141			400,000
Balance December 31, 1999	19,121,137	3,824,227	46,918,852	116,247,609	266,888	167,257,576
Net income				26,281,086		26,281,086
Other comprehensive income:
Foreign currency translation adjustment					(477,186)	(477,186)
Comprehensive income						25,803,900
Exercise of stock options, including tax benefit	198,609	39,722	1,521,742			1,561,464
Balance December 31, 2000	19,319,746	3,863,949	48,440,594	142,528,695	(210,298)	194,622,940
Net income				1,992,422		1,992,422
Other comprehensive income:
Foreign currency translation adjustments					(2,126,103)	(2,126,103)
Unrealized loss on cash flow hedge, net of tax					(439,730)	(439,730)
Comprehensive income						(573,411)
Exercise of stock options, including tax benefit	149,758	29,951	1,769,817			1,799,768
Stock issued in business combination	133,675	26,735	1,470,616			1,497,351

Balance December 31, 2001	19,603,179	$3,920,635	$51,681,027	$144,521,117	$(2,776,131)	$197,346,648

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2001, 2000 and 1999

1. Summary of Significant Accounting Policies

Basis of Presentation - The consolidated financial statements include the accounts of Astec Industries, Inc. and its subsidiaries. The Company's wholly-owned or consolidated subsidiaries at December 31, 2001 are as follows:
American Augers, Inc.	Heatec, Inc.
Astec, Inc.	Johnson Crushers International, Inc.
Astec Financial Services, Inc.	Kolberg-Pioneer, Inc.
Astec Insurance Company	Osborn Engineered Products SA (Pty) Ltd. (88%)
Astec Systems, Inc.	Production Engineered Products, Inc.
Breaker Technology, Inc.	Roadtec, Inc.
Breaker Technology Ltd.	Superior Industries of Morris, Inc.
Carlson Paving Products, Inc.	Telsmith, Inc.
CEI Enterprises, Inc.	Trencor, Inc.

All significant intercompany transactions have been eliminated in consolidation.

The Company's investment in a 50% owned joint venture, Pavement Technology, Inc., was accounted for on an equity basis. On December 31, 2001, the Company acquired the remaining 50% interest in Pavement Technology, Inc. and merged it into Astec, Inc.

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

Goodwill - Goodwill represents the excess of cost over the fair value of net identifiable assets acquired. Goodwill amounts are being amortized using the straight-line method over 20 years. Accumulated goodwill amortization was approximately $7,258,000 and $5,104,000 at December 31, 2001 and 2000, respectively.

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

Revenue Recognition - A portion of the Company's equipment sales represents equipment produced in the Company's plants under short-term contracts for a specific customer project or equipment designed to meet a customer's specific requirements. Equipment revenues are recognized in compliance with the terms and conditions of each contract, which is ordinarily at the time the equipment is shipped. Certain contracts include terms and conditions through which the Company recognizes revenues upon completion of equipment production, which is subsequently stored at the Company's plant at the customer's request. Revenue is recorded on such contracts upon the customer's assumption of title and all risks of ownership. The Company has a limited number of sales accounted for as multiple-element arrangements; related revenue on each product is recognized when it is shipped, and the related service revenue is recognized when the service is performed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Expense - The cost of advertising is expensed as incurred. The Company incurred approximately $4,447,000, $3,478,000 and $3,964,000 in advertising costs during 2001, 2000 and 1999, respectively.

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

Earnings Per Share - Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is based on the weighted average number of common shares outstanding and diluted earnings per share includes potential dilutive effects of options, warrants and convertible securities.

The following table sets forth the computation of basic and diluted earnings per share:
	Year Ended December 31,
	2001	2000	1999
Numerator: Net income	$ 1,992,422	$ 26,281,086	$ 31,712,278
Denominator: Denominator for basic earnings per share:	19,441,818	19,221,754	19,064,516
Effect of dilutive securities Employee stock options	311,408	499,534	865,860
Denominator for diluted earnings per share	19,753,226	19,721,288	19,930,376
Earnings per common share:
Basic	$0.10	$1.37	$1.66
Diluted	$0.10	$1.33	$1.59

Derivatives and Hedging Activities - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended by SFAS Nos. 137 and 138. SFAS 133 requires the Company to recognize all derivatives in the balance sheet at fair value. Derivatives that are not hedged must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through income or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative's change in fair value is immediately recognized in income. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 had no material impact on the Company's income or financial position.

Shipping and Handling Fees and Cost - The Company records revenues earned for shipping and handling as net sales, while the cost of shipping and handling is classified as cost of goods sold. Revenues and expenses were $10,482,000 and $12,119,000 for 2001, $11,857,000 and $12,719,000 for 2000 and $9,169,000 and $8,706,000 for 1999, respectively.

New Accounting Standards - In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after that date. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

The Company will adopt SFAS 142 effective January 1, 2002. Application of the non-amortization provision of SFAS 142 is expected to result in an increase in net income of $2,154,000, or $.11 per share in 2002. The Company will test goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures impairment, if any. The Company expects to complete the first of the required impairment tests of goodwill as of January 1, 2002 in the first quarter of 2002. The Company has not yet determined what the effect of these tests will be on the income and financial position of the Company. Any impairment charge from the transitional tests would be recorded as the cumulative effect of a change in accounting principle in the first quarter of 2002.

Reclassifications - Certain amounts for 2000 and 1999 have been reclassified to conform with the 2001 presentation.

2. Business Combinations

The Company's acquisitions have been accounted for using the purchase method of accounting, and accordingly, the operating results of the acquired businesses are included in the Company's consolidated financial statements from the respective acquisition dates. The assets acquired and liabilities assumed were recorded at estimated fair value. That portion of the purchase price in excess of the fair market value of the net identifiable assets acquired is recorded as goodwill and is being amortized using the straight-line method over 20 years.

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

On October 2, 2000, the Company acquired the operating assets and liabilities of Carlson Paving Products Company, Inc. ("Carlson") for $4,170,000 in cash and 144,162 shares of the Company's stock valued at approximately $1,577,000. On September 30, 2000, the Company purchased substantially all of the assets and liabilities of Osborn MMD, a Boart Longyear group operation, from Anglo Operations Limited for approximately $3,200,000 in cash. The acquired business is located in South Africa and operates as Osborn Engineered Products SA (Pty) Ltd.
A summary of the net assets acquired is as follows:
	BTI	AMERICAN AUGERS	SUPERIOR	OSBORN	CARLSON
Current assets	$12,218,333	$10,826,332	$ 6,446,529	$7,634,984	$2,229,110
Property, plant and equipment	1,847,523	2,950,450	9,256,214	1,843,815	715,884
Other assets		573,505	109,038	48,809	19,005
Current liabilities	(6,159,326)	(5,796,498)	(1,865,435)	(4,667,809)	(640,400)
Other liabilities		(6,208,004)	(1,189,218)		(964,365)
Goodwill	11,025,239	11,700,858	2,548,938	(1,194,292)	4,385,025
Less: Minority interest				(439,861)
Net assets acquired excluding cash	18,931,769	14,046,643	15,306,066	3,225,646	5,744,259
Cash		1,445,543	1,693,934		2,585
Net assets acquired	$18,931,769	$15,492,186	$17,000,000	$3,225,646	$5,746,844

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of the year. The unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as goodwill amortization expense and interest expense on acquisition debt. They do not purport to be indicative of the results that would have occurred had the acquisitions taken place at the beginning of the periods presented or of results which may occur in the future.
December 31, 2000
Net sales	$ 549,524,000
Income from operations	54,138,000
Net income	26,655,000
Per common share outstanding:
Basic	$1.39
Diluted	$1.35

On December 31, 2001, the Company acquired the remaining 50% interest in its joint venture investment, Pavement Technology, Inc., for 10,000 shares of the Company's stock valued at approximately $143,000.
3. Inventories
Inventories consisted of the following:
	December 31,	December 31,
	2001	2000
Raw materials and parts	$42,745,772	$41,783,985
Work-in-process	27,270,361	27,520,881
Finished goods	37,645,041	39,574,507
Used equipment	21,334,403	17,428,455
Total	$128,995,577	$126,307,828
4. Property and Equipment
Property and equipment consisted of the following:
	December 31,	December 31,
	2001	2000
Land, land improvements and buildings	$74,499,184	$72,799,811
Equipment	106,544,080	101,544,216
Less accumulated depreciation	(67,562,056)	(55,543,607)
Land, buildings and equipment - net	113,481,208	118,800,420
Rental property:
Equipment	12,163,290	9,036,202
Less accumulated depreciation	(2,250,463)	(909,090)
Rental property - net	9,912,827	8,127,112
Total	$123,394,035	$126,927,532

Depreciation expense was approximately $14,807,000, $13,347,000 and $10,664,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

5. Leases

The Company leases certain land, buildings and equipment that are used in its operations. Total rental expense charged to operations under operating leases was approximately $4,072,000, $4,054,000 and $3,329,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Minimum rental commitments for all noncancelable operating leases at December 31, 2001 are as follows:
2002	$ 3,046,268
2003	2,242,358
2004	1,654,618
2005	218,522
2006	39,770
Thereafter	-

The Company also leases equipment to customers under contracts generally ranging from 36 to 48 months. Rental income under such leases was $2,846,000, $3,908,000 and $2,467,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Minimum rental payments to be received for equipment leased to others at December 31, 2000 are as follows:
2002	$ 1,726,235	2005	$ 1,760,813
2003	1,257,956	2006	2,179,695
2004	1,464,789	Thereafter	4,332,649

6. Long-term Debt
Long-term debt consisted of the following:	December 31,	December 31,
	2001	2000
Revolving credit loan of $125,000,000 at December 31, 2001, at interest rates from 4.38% to 5.63% at December 31, 2001	$ 28,012,794

$80,000,000 Senior Secured Notes due September 10, 2011, at 7.56%, payable in annual installments of $11,428,571 beginning September 10, 2005	80,000,000

Revolving credit loan of $150,000,000 at December 31, 2000, originally expiring November 22, 2002, at interest rates from 7.50% to 9.50% at December 31, 2000		$ 98,700,000

Industrial Development Revenue Bonds payable in annual installments of $500,000 through 2006 at weekly negotiated interest rates	2,500,000	3,000,000

Industrial Development Revenue Bonds due in 2019 at weekly negotiated interest rates	8,000,000	8,000,000

Industrial Development Revenue Bonds due in 2028 at weekly negotiated interest rates	9,200,000	9,200,000

Other current notes payable	1,940,394	1,597,311
Total long-term debt	129,653,188	120,497,311
Less current maturities	2,368,496	1,986,424
Long-term debt less current maturities	$127,284,692	$ 118,510,887

The Company has an unsecured $125,000,000 revolving line of credit. The agreement contains borrowing sub-limits which allow the Company and its subsidiary, Astec Financial Services, Inc., to borrow up to $105,000,000 and $50,000,000 respectively, not to exceed the total commitment amount. Advances under Astec Financial's sub-limit are limited to eligible receivables as defined in the agreement. Amounts outstanding under the agreement bear interest, at the Company's option, at a rate from prime to prime plus .875%, or from 1.0% to 1.875% above the London Interbank Offering Rate. The interest rate applied to borrowings is based on a leverage ratio, calculated quarterly, as defined by the credit agreement. Both the credit agreement and the senior secured note agreement contain certain restrictive covenants relative to operating ratios and capital expenditures and also restrict the payment of dividends. At December 31, 2001, the Company was not in compliance with two covenants of the revolving credit facility and the senior secured note agreement. The Company obtained waivers of its noncompliance with the covenants of these agreements at December 31, 2001. The agreements were amended on March 12, 2002 to modify certain covenant requirements for periods after December 31, 2001. The aggregate commitment under the line of credit was reduced on March 12, 2002 to $100,000,000 expiring September 10, 2004.

The aggregate of all maturities of long-term debt in each of the next five years is as follows:
2001	$2,368,496	2004	$28,523,429
2002	539,124	2005	11,224,921
2003	511,504	Thereafter	86,485,714

For 2001, the weighted average interest rate on short-term borrowings, which includes current maturities of Industrial Revenue Bonds, was 3.52%.

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

The following provides information regarding benefit obligations, plan assets and the funded status of the plans:
	Pension Benefits		Other Benefits
	2001	2000	2001	2000
Change in benefit obligation
Benefit obligation at beginning of year	$ 7,209,303	$ 6,307,948	$ 1,655,500	$ 1,390,967
Service cost	393,391	351,320	117,596	86,027
Interest cost	528,474	504,384	122,610	103,596
Actuarial (gain) loss	358,657	368,022	105,865	211,149
Participant contributions				367,665
Benefits paid	(313,656)	(322,371)	(85,147)	(503,904)
Benefit obligation at end of year	8,176,169	7,209,303	1,916,424	1,655,500
Change in plan assets
Fair value of plan assets at beginning of year	6,372,805	6,992,158
Actual return on plan assets	(721,213)	(296,982)
Benefits paid	(313,656)	(322,371)
Fair value of plan assets at end of year	5,337,936	6,372,805
Funded status (underfunded)	(2,838,233)	(836,498)	(1,916,424)	(1,655,500)
Unrecognized net actuarial (gain) loss	2,021,156	383,049	536,033	460,723
(Accrued) benefit cost	$(817,077)	$ (453,449)	$ (1,380,391)	$ (1,194,777)
Weighted-average assumptions as of December 31
Discount rate	7.25%	7.75%	7.25%	7.75%
Expected return on plan assets	9.00%	9.00%
Rate of compensation increase	4.00%	4.00%

The weighted average annual assumed rate of increase in per capita health care costs is 11.0% for 2002 and is assumed to decrease gradually to 5.0% for 2009 and remain at that level thereafter. A 1.0% increase or decrease in the medical inflation rate would not have a significant effect on either the benefit obligation or the aggregate service and interest cost components of net periodic benefit cost.

Net periodic benefit cost for 2001, 2000 and 1999 included the following components:
	Pension Benefits			Other Benefits
	2001	2000	1999	2001	2000	1999
Components of net periodic benefit cost
Service cost	$ 393,391	$ 351,320	$ 329,864	$ 117,596	$ 86,027	$ 80,326
Interest cost	528,474	504,384	449,209	122,610	103,596	82,311
Expected return on plan assets	(558,237)	(614,194)	(592,008)
Amortization of transition obligation				30,555	33,700	33,700
Recognized net actuarial (gain) loss					(12,164)	(11,180)
Net periodic benefit cost	$ 363,628	$ 241,510	$ 187,065	$ 270,761	$ 211,159	$ 185,157

8. Income Taxes

For financial reporting purposes, income before income taxes includes the following components:

	Year Ended December 31,
	2001	2000	1999
United States	$ 1,933,324	$ 41,692,857	$ 51,836,482
Foreign	1,663,724	1,037,997	(305,059)
Income before income taxes	$ 3,597,048	$ 42,730,854	$ 51,531,423

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2001	2000	1999
Current	$381,396	$ 15,803,033	$ 19,188,853
Deferred provision	1,099,352	638,407	630,292
Total provision for income taxes	$ 1,480,748	$ 16,441,440	$ 19,819,145

A reconciliation of the provision for income taxes at the statutory federal rate to the amount provided is as follows:
	Year Ended December 31,
	2001	2000	1999
Tax at statutory rates	$ 1,258,967	$ 14,934,626	$ 18,035,999
Benefit from foreign sales corporation	(474,315)	(516,982)	(241,012)
State taxes, net of federal income tax benefit	1,586	1,389,290	1,578,250
Income taxes of other countries	(15,047)	66,030	(4,000)
Permanent differences	859,329	844,758	563,021
Other items	(149,772)	(276,282)	(113,113)
Income taxes	$ 1,480,748	$ 16,441,440	$ 19,819,145

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets are as follows:
	Year Ended December 31,
	2001	2000
Deferred tax assets:
Inventory reserves	$ 2,762,332	$ 2,581,700
Warranty reserves	979,683	1,381,700
Bad debt reserves	911,759	774,300
Other accrued expenses	5,577,996	4,250,000
Total deferred tax assets	10,231,770	8,987,700
Deferred tax liabilities:
Property and equipment	9,823,277	7,933,400
Other	517,945	64,400
Total deferred tax liabilities	10,341,222	7,997,800
Net deferred tax asset (liability)	$ (109,452)	$ 989,900

9. Contingencies

Management has reviewed all claims and lawsuits and, upon the advice of counsel, has made adequate provision for any estimable losses. However, the Company is unable to predict the ultimate outcome of the outstanding claims and lawsuits.

Certain customers have financed purchases of the Company's products through arrangements in which the Company is contingently liable for customer debt aggregating $12,137,000 and $18,816,000 at December 31, 2001 and 2000, respectively. These obligations average five years in duration and have minimal risk. Astec Financial Services, Inc. sold both finance and operating leases with limited recourse, generally not exceeding 15% of the purchase price, subject to elimination of recourse responsibilities through remarketing of equipment.

Other - The Company is contingently liable under letters of credit of approximately $19,943,000 primarily related to Industrial Revenue Bonds.

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

Under terms of the Company's stock option plans, officers and certain other employees may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. The Company has reserved shares of common stock for exercise of outstanding non-qualified options and incentive options of officers and employees of the Company and its subsidiaries at prices determined by the Board of Directors. In addition, a Non-employee Directors Stock Incentive Plan has been established to allow non-employee directors to have a personal financial stake in the Company through an ownership interest. Directors may elect to receive their compensation in common stock, deferred stock or stock options. Options granted under the Non-employee Directors Stock Incentive Plan and the Executive Officer Annual Bonus Equity Election Plan vest and become fully exercisable immediately. All other options outstanding vest over 12 months. All stock options have a ten-year term. The shares reserved under the various stock option plans are as follows: (1) 1992 Stock Option Plan - 300,948, (2) 1998 Long-term Incentive Plan - 2,296,600, (3) Executive Officer Annual Bonus Equity Election Plan - 16,892 and (4) 1998 Non-employee Directors Stock Plan - 7,729.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 2000, and 2001, respectively; risk-free interest rates of 5.58%, 5.25% and 3.93%, volatility factors of the expected market price of the Company's common stock of .381, .444 and .460; and a weighted-average expected life of the option of four years.

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
Year Ended December 31,
	2001	2000	1999
Pro forma net income	$ (618,844)	$ 23,156,686	$ 30,466,266
Pro forma earnings per share:
Basic	$ (.03)	$ 1.20	$ 1.60
Diluted	$ (.03)	$ 1.17	$ 1.53

A summary of the Company's stock option activity and related information for the years ended December 31, 2001, 2000 and 1999 follows:
		Year Ended December 31,
	2001		2000		1999
	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
Options outstanding, beginning of year	2,173,034	$ 20.53	1,866,730	$ 17.23	1,389,800	$ 10.91
Options granted	603,593	$ 12.92	580,348	$ 25.58	620,161	$ 29.74
Options forfeited	7,850	$ 22.44	78,800	$ 18.59	3,895	$ 29.59
Options exercised	146,608	$ 5.03	195,244	$ 5.12	139,336	$ 9.77
Options outstanding, end of year	2,622,169	$ 19.61	2,173,034	$ 20.53	1,866,730	$ 16.29

The weighted average fair value of options granted whose exercise price was equal to the market price of the stock on the grant date was $12.97, $25.58 and $10.75 for the years ended December 31, 2001, 2000 and 1999, respectively. The weighted average fair value of options granted whose exercise price exceeded the market price of the stock on the grant date was $14.27, $28.05 and $12.04 for the years ended December 31, 2001, 2000 and 1999, respectively. The range of exercise prices for options outstanding and exercisable as of December 31, 2001 are as follows: 306,166 options from $1.63 to $13.38 and 1,727,303 options from $17.38 to $36.00.

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

11. Financial Instruments

Credit Risk - The Company sells products to a wide variety of customers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. As of December 31, 2001, concentrations of credit risk with respect to receivables are limited due to the wide variety of customers.

Fair Value of Financial Instruments - The book value of the Company's financial instruments approximates their fair value. Financial instruments include cash, accounts receivable, finance receivables, accounts payable, long- and short-term debt and one interest rate swap agreement. Excluding $80,000,000 of senior secured notes, the Company's short and long-term debt is floating rate debt and, accordingly, book value approximates its fair value. The fair value of amounts outstanding under the senior secured note agreement are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements and were $78,996,000 at December 31, 2001.

Derivative Financial Instruments - The Company only uses derivatives for hedging purposes. During 2000 and 2001, the Company entered into interest-rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed rate bases, thus reducing the impact of interest rate charges on future income. On April 6, 2000, the Company's captive finance subsidiary, Astec Financial Services, Inc., entered into a swap agreement with a notional amount of $7,500,000 that is effective for five years. On January 2, 2001, the Company entered into a swap agreement in the notional amount of $40,000,000. This agreement expired on December 31, 2001. At December 31, 2001 the fair value of the $7,500,000 interest rate swap was $(713,070).

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

Mobile Asphalt Paving Group - This segment consists of two operating units that design, manufacture and market asphalt pavers, asphalt material transfer vehicles, milling machines and paver screeds. The principal purchasers of these products are highway and heavy equipment contractors and foreign and domestic governmental agencies.

Underground Group - This segment consists of two operating units that design, manufacture and market auger boring machines, directional drills, fluid/mud systems, chain and wheel trenching equipment, rock saws, road miners and material processing equipment. The principal purchasers of these products are pipeline and utility contractors.

All Others - This category consists of the Company's other business units, including the parent company, Astec Industries, Inc., that do not meet the requirements for separate disclosure as an operating segment. Revenues in this category are derived primarily from operating leases owned by the Company's finance subsidiary.

The Company evaluates performance and allocates resources based on profit or loss from operations before federal income taxes and corporate overhead. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Intersegment sales and transfers are valued at prices comparable to those for unrelated parties. For management purposes, the Company does not allocate federal income taxes or corporate overhead (including interest expense) to its business units.

Segment information for 2001
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$142,673,987	$182,868,140	$ 78,487,989	$ 48,655,104	$ 3,153,944	$455,839,164
Intersegment revenues	18,021,023	12,722,446	3,092,286	59,179	3,174,416	37,069,350
Interest expense		463,397	314,616	255,264	8,333,777	9,367,054
Depreciation and amortization	4,986,576	5,492,486	2,174,634	2,228,693	2,163,183	17,045,572
Segment profit (loss)	5,021,537	7,460,549	9,020,534	(4,837,408)	(14,080,215)	2,584,997
Segment assets	157,947,201	200,699,113	66,712,447	57,501,404	245,183,271	728,043,436
Capital expenditures	3,103,740	3,025,609	1,106,839	453,438	367,796	8,057,422

Segment information for 2000
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$187,823,335	$190,931,429	$ 63,268,136	$ 75,748,060	$ 2,916,891	$520,687,851
Intersegment revenues	13,427,266	21,024,808	120,618	504,963	3,051,983	38,129,638
Interest expense	4,742	769,003	175,634	340,583	7,362,377	8,652,339
Depreciation and amortization	4,774,154	5,078,301	1,629,792	2,082,141	1,815.315	15,379,703
Segment profit (loss)	17,996,985	18,367,234	8,343,809	6,835,885	(25,515,926)	26,027,987
Segment assets	167,042,229	202,701,018	58,826,228	59,934,607	262,897,237	751,401,319
Capital expenditures	8,562,340	6,819,029	1,602,651	3,336,470	470,534	20,791,024

Segment information for 1999
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$192,525,695	$155,199,535	$ 67,374,684	$ 31,510,153	$ 3,017,390	$449,627,457
Intersegment revenues	8,947,300	10,636,735		936,882	2,643,437	23,164,354
Interest expense	57,447	683,404	93,875	289,569	3,128,924	4,253,219
Depreciation and amortization	4,153,143	3,049,886	1,274,471	995,609	2,222,753	11,695,862
Segment profit (loss)	25,449,090	18,198,871	11,200,103	988,904	(25,299,553)	30,537,415
Segment assets	150,032,995	184,015,782	43,619,752	52,280,067	238,563,925	668,512,521
Capital expenditures	8,962,862	10,883,070	3,442,706	2,155,055	5,435,997	30,879,690

Reconciliations of the reportable segment totals for revenues, profit or loss, assets, interest expense, depreciation and amortization and capital expenditures to the Company's consolidated totals are as follows:
	Year Ended December 31,
	2001	2000	1999
Sales:
Total external sales for reportable segments	$ 452,685,220	$ 517,770,960	$ 446,610,067
Intersegment sales for reportable segments	33,894,934	35,077,655	20,520,917
Other sales	6,328,360	5,968,874	5,660,827
Elimination of intersegment sales	(37,069,350)	(38,129,638)	(23,164,354)
Total consolidated sales	$ 455,839,164	$ 520,687,851	$ 449,627,457
Profit:
Total profit for reportable segments	$ 16,665,212	$ 51,543,913	$ 55,836,968
Other (loss)	(14,080,215)	(25,515,926)	(25,299,553)
Equity in (loss) income of joint venture	(241,922)	(195,781)	6,096
Minority interest in earnings of subsidiary	(123,878)	(8,328)
Elimination of intersegment profit	(226,775)	457,208	1,168,767
Total consolidated net income	$1,992,422	$ 26,281,086	$ 31,712,278
Assets:
Total assets for reportable segments	$ 482,860,165	$ 488,504,082	$ 429,948,596
Other assets	245,183,271	262,897,237	239,460,432
Elimination of intercompany profit
in inventory and leased equipment	(53,481)	(246,280)	(1,241,297)
Elimination of intercompany receivables	(149,056,131)	(144,200,101)	(172,653,814)
Elimination of investment in subsidiaries	(143,943,282)	(141,254,918)	(118,643,805)
Other eliminations	(34,299,556)	(66,904,753)	(21,433,081)
Total consolidated assets	$ 400,690,986	$ 398,795,267	$ 355,437,031
Interest expense:
Total interest expense for reportable segments	$ 1,033,277	$ 1,289,962	$ 1,124,295
Other interest expense	8,333,777	7,362,377	3,128,924
Total consolidated interest expense	$ 9,367,054	$ 8,652,339	$ 4,253,219
Depreciation and amortization:
Total depreciation and amortization for reportable segments	$14,882,389	$13,564,388	$9,473,109
Other depreciation and amortization	2,163,183	1,815,315	2,222,753
Total consolidated depreciation and amortization	$17,045,572	$15,379,703	$11,695,862
Capital expenditures:
Total capital expenditures for reportable segments	$7,689,626	$ 20,320,490	$ 25,443,693
Other capital expenditures	367,796	470,534	5,435,997
Total consolidated capital expenditures (excluding those for equipment leased to others)	$ 8,057,422	$ 20,791,024	$ 30,879,690

International sales by domestic subsidiaries by major geographic region were as follows:
	Year Ended December 31,
	2001	2000	1999
Asia	$ 2,020,836	$ 1,589,937	$ 2,814,288
Southeast Asia	6,462,062	2,824,572	808,771
Europe	12,951,596	7,137,599	7,148,982
South America	6,536,419	2,984,187	4,280,998
Canada	13,356,316	14,950,621	12,694,606
Australia	1,642,519	6,598,660	962,743
Africa	23,855,351	8,044,463	1,434,304
Central America	20,602,844	15,557,104	9,995,037
Middle East	666,312	205,300	1,080,697
West Indies	2,398,950	3,018,152	4,365,563
Other	917,346	588,325	209,208
Total	$91,410,551	$63,498,920	$45,795,197

13. Finance Receivables

Finance receivables are receivables of Astec Financial Services, Inc. Contractual maturities of outstanding receivables at December 31, 2001 were:

	Financing Leases	Notes	Total
Amounts Due In
2002	$ 6,992,478	$ 6,800,196	$13,792,674
2003	844,531	7,667,836	8,512,367
2004	302,264	1,405,512	1,707,776
2005	171,342	968,943	1,140,285
2006	182,024	809,583	991,607
Thereafter	-	2,198,555	2,198,555
Total	$ 8,492,639	$19,850,625	$28,343,264

Receivables may be paid prior to contractual maturity generally by payment of a prepayment penalty. At December 31, 2001, there were no impaired loans or leases. Recognition of income on finance receivables is suspended when management determines that collection of future income is not probable. Accrual is resumed if the receivable becomes contractually current and collection doubts are removed. Previously suspended income is recognized at that time.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Astec Industries, Inc.

We have audited the accompanying consolidated balance sheets of Astec Industries, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astec Industries, Inc. and subsidiaries at December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Chattanooga, Tennessee
February 14, 2002

A-24

ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE (II)
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
DESCRIPTION	BEGINNING BALANCE	ADDITIONS, CHARGES TO, COSTS & EXPENSES	OTHER ADDITIONS	DEDUCTIONS	ENDING BALANCE
December 31, 2001
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$ 2,105,000	$ 1,637,639	$	$ 1,067,639 (1)	$ 2,675,000
Reserve for inventory	$ 6,263,756	$ 990,904	$	$ 95,496	$ 7,159,164
Other Reserves: Product warranty	$ 4,441,845	$ 3,778,458	$	$ 4,956,001	$ 3,264,302
December 31, 2000
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$ 1,966,251	$ 807,569	$ 105,000(3)	$ 773,820 (1)	$ 2,105,000
Reserve for inventory	$ 5,131,175	$ 1,437,610	$ 830,000 (3)	$ 1,135,029	$ 6,263,756
Other Reserves: Product warranty	$ 4,075,358	$ 1,308,058	$ 322,871 (3)	$ 1,264,442 (2)	$ 4,441,845
December 31, 1999
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$ 1,460,000	$ 425,557	$ 287,854 (3)	$ 207,160 (1)	$ 1,966,251
Reserve for inventory	$ 3,683,292	$ 1,265,120	$ 1,639,600 (3)	$ 1,456,837	$ 5,131,175
Other Reserves: Product warranty	$ 3,624,252	$ 1,466,176	$ 1,075,700 (3)	$ 2,090,770 (2)	$ 4,075,358

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

ASTEC INDUSTRIES, INC

BY: /s/ J. Don Brock
J. Don Brock, Chairman of the Board and President (Principal Executive Officer)

BY: /s/ F. McKamy Hall
F. McKamy Hall, Chief Financial Officer, Vice President, and Treasurer (Principal Financial and Accounting Officer)
Date: March 22, 2002
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by a majority of the Board of Directors of the Registrant on the dates indicated:
SIGNATURE	TITLE	DATE
/s/ J. Don Brock
J. Don Brock	Chairman of the Board and President	March 22, 2002
/s/ Albert E. Guth
Albert E. Guth	President, Astec Financial Services, Inc. and Director	March 22, 2002
/s/ W. Norman Smith
W. Norman Smith	President - Astec, Inc., Group Vice President - Asphalt and Director	March 22, 2002
/s/ Robert G. Stafford
Robert G. Stafford	Vice President, Aggregate Processing and Mining Group and Director	March 22, 2002
/s/ William B. Sansom
William B. Sansom	Director	March 22, 2002
/s/ Ronald W. Dunmire
Ronald W. Dunmire	Director	March 22, 2002
/s/ Robert H. West
Robert H. West	Director	March 22, 2002
/s/ William D. Gehl
William D. Gehl	Director	March 22, 2002
/s/ Daniel K. Frierson
Daniel K. Frierson	Director	March 22, 2002
/s/ Robert Dressler
Robert Dressler	Director	March 22, 2002

Commission File No. 0-14714

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBITS FILED WITH ANNUAL REPORT

ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

ASTEC INDUSTRIES, INC.
4101 Jerome Avenue
Chattanooga, Tennessee 37407

ASTEC INDUSTRIES, INC.
FORM 10-K
INDEX TO EXHIBITS
Exhibit Number	Description
Exhibit 10.38

First Amendment Agreement, effective March 12, 2002, to Note Purchase Agreements, dated September 10, 2001, between the Company and Astec Financial Services, Inc. and Named Private Institutional Investors.

Exhibit 10.39

First Amendment to Credit Agreement, effective March 12, 2002, to Credit Agreement dated September 10, 2001, between the Company and Astec Financial Services, Inc. as Borrowers and the Named Lenders with Bank One, NA as Agent.

Exhibit 22	Subsidiaries of the registrant.
Exhibit 23	Consent of independent auditors.

EXHIBIT 10.38

First Amendment Agreement, effective March 12, 2002, to Note Purchase Agreements, dated September 10, 2001, between the Company and Astec Financial Services, Inc. and Named Private Institutional Investors

First Amendment Agreement to
Re: Note Purchase Agreements Dated as of September 10, 2001

Dated as of
March 12, 2002

To Each of the holders
listed in Schedule A to
this First Amendment Agreement

Ladies and Gentlemen:

Reference is made to (i) the separate Note Purchase Agreements each dated as of September 10, 2001 (the "Existing Note Purchase Agreements" and, as amended hereby, the "Note Purchase Agreements"), among Astec Industries, Inc., a Tennessee corporation (the "Company"), Astec Financial Services, Inc., a Tennessee corporation, and the Purchasers named on Schedule A attached thereto, respectively, (ii) the $80,000,000 aggregate principal amount of 7.56% Senior Secured Notes due September 10, 2011 of the Obligors (the "Existing Notes" and, as amended hereby, the "Notes") and (iii) the Pledge Agreement dated as of September 10, 2001 between the Company and the Collateral Agent (the "Pledge Agreement").

For good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Obligors request the amendment of certain provisions of the Existing Note Purchase Agreements and the Existing Notes as hereinafter provided.

Upon your acceptance hereof in the manner hereinafter provided and upon satisfaction of all conditions to the effectiveness hereof and receipt by the Obligors of similar acceptances from the holders of the Existing Notes, this First Amendment Agreement shall constitute a contract between us amending the Existing Note Purchase Agreements and the Existing Notes, in each case, as of March 12, 2002, but only in the respects hereinafter set forth:

Section 1. Omnibus Amendment.

In the event that the Leverage Ratio is greater than 3.00 to 1.00 as of the last day of any fiscal quarter of the Obligors beginning with the fiscal quarter ending December 31, 2001, the Notes shall bear an amount of interest (in addition to the stated rate of interest or the overdue rate of interest) equal to .375% per annum on the unpaid principal amount thereof for the immediately succeeding fiscal quarter (such additional amount of interest being referred to as the "Additional Amount"). All accrued and unpaid Additional Amounts shall be paid concurrently with the payment of all other accrued and unpaid interest on the Notes. The Obligors represent and warrant that the Leverage Ratio was greater than 3.00 to 1.00 as of December 31, 2001 and, accordingly, the Additional Amount began to accrue as of January 1, 2002 and such accrued Additional Amount up to but not including March 10, 2002 is $57,500. The Obligors and each of the holders acknowledge that the Existing Note Purchase Agreements and the Existing Notes shall be and are hereby amended to incorporate the provisions of this Section 1.

Section 2. Additional Amendments to Existing Note Purchase Agreements.

Section 2.1. Section 7 of the Existing Note Purchase Agreements shall be and is hereby amended by adding the following thereto:

"Section 7.4. Additional Information. The Obligors shall deliver to each holder, within 30 days after the end of each month following the first fiscal quarter of the Obligors ending on or after December 31, 2001 (but excluding the months of December of 2001 and January of 2002), at the end of which the Leverage Ratio is greater than 3.0 to 1.0, consolidated unaudited balance sheets as of the close of such month and consolidated profit and loss statements and a statement of cash flows for such month and for the period from the beginning of the applicable fiscal year to the end of such month, in each case, in comparative form for the corresponding month or period in the immediately preceding fiscal year, all certified by the Chief Financial Officer of the Company."

Section 2.2. Section 10.3 of the Existing Note Purchase Agreements shall be and is hereby amended in its entirety to read as follows:

"Section 10.3. Consolidated Total Debt Coverage. The Obligors will not permit, as at the end of each fiscal quarter, the ratio of Consolidated Total Debt to Consolidated Operating Cash Flow to exceed (a) 5.25 to 1.00 for the fiscal quarter ending on March 31, 2002, (b) 5.00 to 1.00 for the fiscal quarter ending on June 30, 2002, (c) 4.00 to 1.00 for the fiscal quarter ending on September 30, 2002, (d) 3.50 to 1.00 for the fiscal quarter ending on December 31, 2002 or (e) 3.00 to 1.00 for the fiscal quarters ending on or after March 31, 2003, in each case for the immediately preceding four quarter period, taken as a single accounting period ending on the date of calculation."

Section 2.3. Section 10.4 of the Existing Note Purchase Agreements shall be and is hereby amended in its entirety to read as follows:

"Section 10.4. Fixed Charge Coverage. The Obligors will not permit, as at the end of each fiscal quarter, the ratio of Consolidated Earnings Available for Fixed Charges to Consolidated Fixed Charges to be less than (a) 1.00 to 1.00 for the fiscal quarter ending on March 31, 2002, (b) 1.10 to 1.00 for the fiscal quarter ending on June 30, 2002, (c) 1.50 to 1.00 for the fiscal quarter ending on September 30, 2002 or (d) 2.00 to 1.00 each fiscal quarter ending on or after December 31, 2002, in each case for the immediately preceding four quarter period, taken as a single accounting period ending on the date of calculation."

Section 2.4. Section 10.5 shall be and is hereby amended by deleting the "." at the end thereof and adding the following provision thereto:

"provided, however, that in the event of any Investments which constitute Acquisitions at any time from and after January 1, 2002 through and including the Termination Date, the aggregate purchase price (including any portion thereof that is deferred) of such Acquisitions, including consideration in the form of cash or cash equivalents and assumed Indebtedness and Indebtedness paid at the time of consummation thereof, does not exceed $15,000,000 during any one fiscal year."

Section 2.5. Section 10.6 of the Existing Note Purchase Agreements shall be and is hereby amended in its entirety to read as follows:

"Section 10.6. Priority Debt. The Obligors will not, at any time, have outstanding Priority Debt."

Section 2.6. Section 10 of the Existing Note Purchase Agreements shall be and is hereby amended by adding the following thereto:

"Section 10.12. Security Agreement. Within thirty (30) days after the effective date of the First Amendment Agreement, the Obligors shall, and shall cause each Subsidiary to, enter into a security agreement with the Collateral Agent pursuant to which each Credit Party grants to the Collateral Agent, as security for the Secured Obligations and for the equal and ratable benefit of the Collateral Agent, the Banks, and the holders of the Notes, a first priority security interest in all Other Collateral owned by such Person. Such security agreement shall (a) be in form and substance satisfactory to the Required Holders and the Collateral Agent, (b) provide that its effectiveness shall be subject to the condition subsequent that the Trigger Date shall have occurred and (c) shall be delivered to the Collateral Agent together with executed originals of such related certificates, opinions and UCC financing statements as the Required Holders or Collateral Agent may reasonably request; provided, however, that no such financing statement shall be deemed effective, or shall be filed in any filing office, prior to the occurrence of the Trigger Date. Notwithstanding the foregoing, no Subsidiary which is domiciled outside of the United States shall be obligated to enter into such a security agreement if, in the reasonable judgment of the Obligors, the granting of collateral by such Subsidiary would have adverse tax consequences upon the Obligors or such Subsidiary or would not be legally permissible. Upon demand of the Required Holders, the Obligors will pay to the Collateral Agent (or to the Agent under the Bank Credit Agreement for transmittal to the Collateral Agent) the amount of any filing or similar fees required to be paid in connection with the filing or recording of any UCC financing statements or similar documents relating to the Security Agreement and the amount of any taxes or similar charges associated with such filings or recordings."

"Section 10.13. Additional Pledges of Security. In the event than any Person not a party to the Security Agreement shall become a Subsidiary, then the Obligors shall promptly give notice of such fact to the holders and, within ten (10) Business Days of such Person becoming a Subsidiary, shall cause such Subsidiary to execute and deliver to the holders a joinder agreement pursuant to which such Subsidiary becomes a party to the Security Agreement and pledges its Other Collateral to secure the Obligations on the same terms and conditions as are applicable to the other Credit Parties. The Obligors shall cause such joinder agreement, which shall be in form and substance satisfactory to the Required Holders and Collateral Agent, to be accompanied by such related certificates, opinions and financing statements as the Required Holders or Collateral Agent may reasonably request. Notwithstanding the foregoing, no new Subsidiary not domiciled in the United States shall be obligated to execute a joinder agreement if in the reasonable judgment of the Company, the granting of collateral by such Subsidiary would have adverse tax consequences upon the Company or such Subsidiary or would not be legally permissible."

Section 2.7. Section 11(c) of the Existing Note Purchase Agreement shall be and is hereby amended by adding the following at the end thereof:

"from and after the timely and proper filing of the relevant financing statements after the Trigger Date, the Collateral Agent shall fail to have a valid and perfected first priority security interest in the Other Collateral except as permitted by the terms of the Security Agreement, the Security Agreement shall fail to remain in full force or effect (other than as contemplated by Section 12.5) or any action shall be taken to discontinue or to assert the invalidity or unenforceability thereof, or any Credit Party shall fail to comply with any of the terms or provisions of the Security Agreement; or"

Section 2.8. Section 12 of the Existing Note Purchase Agreements shall be and is hereby amended by adding the following at the end thereof:

"Section 12.5. Release. If (i) the Leverage Ratio is less than or equal to 3.00:1.0 as of the end of two consecutive fiscal quarters and (ii) the Agent under the Bank Credit Agreement shall have delivered a direction to release the Other Collateral contemplated by Section 8.4 of the Bank Credit Agreement, then upon the written request of the Obligors, the Required Holders shall promptly direct the Collateral Agent to terminate the security interest of the Collateral Agent in the Other Collateral and no additional consent by any holder to such termination shall be required.

Section 2.9. The definition of the term "Financing Documents" contained in Schedule B to the Existing Note Purchase Agreements shall be and is hereby amended so that the phrase ", the Security Agreement" shall be inserted into said definition after the phrase "the Notes" and before the word "and."

Section 2.10. The definition of the term "Priority Debt" contained in Schedule B to the Existing Note Purchase Agreements shall be and is hereby amended by adding the following after the reference contained therein to "Section 10.7":

"provided, however, that Priority Debt shall not include any Indebtedness of any Credit Party secured by the Security Agreement."

Section 2.11. Schedule B to the Existing Note Purchase Agreements shall be and is hereby amended by adding the following definitions thereto in alphabetical order:

"'Acquisition' means any transaction, or any series of related transactions, consummated on or after March 12, 2002, by which any Obligor or any of their Subsidiaries (a) acquires any going business or all or substantially all of the assets of any firm, corporation or division thereof, whether through purchase of assets, merger or otherwise or (b) directly or indirectly acquires (in one transaction or as the most recent transaction in a series of transactions) at least a majority (in number of votes) of the securities of a corporation which have ordinary voting power for the election of directors (other than securities having such power only by reason of the happening of a contingency) or a majority (by percentage or voting power) of the outstanding ownership interests of a partnership or limited liability company.

'Credit Party' shall mean and include the Obligors and each Subsidiary.

'First Amendment Agreement' shall mean the First Amendment Agreement in and as of March 12, 2002 to the Note Purchase Agreements dated as of September 10, 2001 between and among the Obligors and the holders.

'Fixed Charge Coverage Ratio' shall mean the ratio of Consolidated Earnings Available for Fixed Charges to Consolidated Fixed Charges, determined in accordance with and pursuant to the provisions of Section 10.4.

'Leverage Ratio' shall mean the ratio of Consolidated Total Debt (excluding Guaranties of an Obligor or any Subsidiary for notes and accounts receivable sold of up to $5,000,000) and to Consolidated Operating Cash Flow, determined pursuant to and in accordance with the provisions of Section 10.3.

'Other Collateral' means, with respect to each Credit Party, all of the inventory, receivables, machinery, equipment, note receivables, lease receivables, chattel paper and other property (excluding real estate) thereof in which a security interest is granted to the Collateral Agent pursuant to the Security Agreement as contemplated by Section 10.12 and Section 10.13.

'Secured Obligations' shall have the meaning ascribed to such term in the Pledge Agreement.

'Security Agreement' means the Security Agreement entered into by each Credit Party granting the Collateral Agent, for the equal and ratable benefit of the Banks under the Bank Credit Agreement and the holders, a security interest in the Other Collateral pursuant to Section 10.12 including any joinder agreements entered into by any Subsidiary pursuant to Section 10.13.

'Termination Date' shall mean the first day of the first calendar quarter of the Obligors with respect to which no Default or Event of Default shall have occurred for the immediately preceding two full fiscal quarters provided, however, that for the purposes of determining compliance with Sections 10.3 and 10.4, such determination shall be made without giving effect to Sections 2.2, 2.3 and 3 of the First Amendment Agreement.

'Trigger Date' shall mean the first to occur of (a) the date upon which the Obligors fail to furnish on a timely basis any financial statements or related certificates required pursuant to Section 7.1(a) or Section 7.1(b) or (b) the first of the following dates on which the Leverage Ratio for the applicable date is greater than the Leverage Ratio specified therefor on the following chart:
Date	Leverage Ratio
March 31, 2002	5.25:1.0
June 30, 2002	4.75:1.0
September 30, 2002	3.50:1.0
December 31, 2002	3.25:1.0
March 31, 2003 and each fiscal quarter end thereafter	3.00:1.0"

Section 3. Limited Waiver of Default under Existing Note Purchase Agreements.

The Required Holders waive the Events of Default arising under Section 10.3 and Section 10.4 of the Existing Purchase Agreements to the extent that (i) the Leverage Ratio was greater than 3.50 to 1.0 as of December 31, 2001, but not greater than 4.79 to 1.0, and (ii) the Fixed Charge Coverage Ratio was less than 1.75 to 1.0 as of December 31, 2001, but not less than 1.26 to 1.0.

Section 4. Conditions Precedent.

Section 4.1. This First Amendment Agreement shall not become effective until, and shall become effective on, the Business Day when each of the following conditions shall have been satisfied:

(a) Each holder shall have received this First Amendment Agreement, duly executed by the Obligors.

(b) The holders shall have consented to this First Amendment Agreement as evidenced by their execution thereof.

(c) The representations and warranties of the Obligors set forth in Section 4 hereof shall be true and correct in all material respects as of the date of the execution and delivery of this First Amendment Agreement.

(d) Any consents or approvals from any holder or holders of any outstanding Security of the Obligors or any Subsidiary and any amendments of agreements pursuant to which any Securities may have been issued which shall be necessary to permit the consummation of the transactions contemplated hereby shall have been obtained and all such consents or amendments shall be reasonably satisfactory in form and substance to the holders and their special counsel.

(e) Each holder shall have received such Officer's Certificate and such certificates of a secretarial officer of each Obligor as it may reasonably request with respect to this First Amendment Agreement and the transactions contemplated hereby.

(f) Each holder shall have received the opinion of counsel for the Obligors covering the matters set forth in Exhibit A hereto and such other matters incident to the transactions contemplated hereby as the holders may reasonably request.

(g) The Obligors shall have paid the fees and disbursements of the holders' special counsel, Chapman and Cutler, incurred in connection with the negotiation, preparation, execution and delivery of this First Amendment Agreement and the transactions contemplated hereby which fees and disbursements are reflected in the statement of such special counsel delivered to the Obligors at the time of the execution and delivery of this First Amendment Agreement. Upon receipt of any supplemental statement after the execution of this First Amendment Agreement, the Obligors will pay such additional fees and disbursements of the holders' special counsel which were not reflected in its accounting records as of the time of the delivery of the initial statement of fees and disbursements.

(h) The Obligors shall have paid to the holders, on a pro rata basis based on the aggregate outstanding principal amounts of the Notes held by said Noteholders on the date hereof, (i) a non-refundable fee of $100,000 and (ii) the Additional Amount accrued from January 1, 2002 up to March 10, 2002, in the aggregate amount of $57,500.

(i) Each holder shall have received a fully executed copy of the First Amendment to Credit Agreement dated as of March 12, 2002 among the Obligors, the lender parties thereto and Bank One NA, as agent for such lenders (the "First Amendment to Credit Agreement"), satisfactory in form and substance to the holders, a copy of which is attached hereto as Exhibit B.

(j) All corporate and other proceedings in connection with the transactions contemplated by this First Amendment Agreement and all documents and instruments incident to such transactions shall be satisfactory to you and your special counsel, and you and your special counsel shall have received all such counterpart originals or certified or other copies of such documents as you or they may reasonably request.

Section 5. Representations and Warranties.

The Obligors hereby represent and warrant that as of the date hereof and as of the date of execution and delivery of this First Amendment Agreement:

(a) Each Obligor is duly incorporated, validly existing and in good standing under the laws of the State of Tennessee.

(b) Each Obligor has the corporate power to own its property and to carry on its business as now being conducted.

(c) Each Obligor is duly qualified and in good standing as a foreign corporation authorized to do business in each jurisdiction in which the failure to do so would, individually or in the aggregate, have a material adverse effect on the business, condition (financial or other), assets, operations, properties or prospects of such Obligor.

(d) This First Amendment Agreement and the transactions contemplated hereby are within the corporate powers of each Obligor, have been duly authorized by all necessary corporate action on the part of each Obligor and this First Amendment Agreement has been duly executed and delivered by each Obligor and constitute legal, valid and binding obligations of each Obligor enforceable in accordance with their respective terms.

(e) Each Obligor represents and warrants that there are no other defaults under the Existing Note Purchase Agreements other than defaults under the provisions of the Existing Note Purchase Agreements as a result of violations of Sections 10.3 and 10.4 thereof as a result of (i) the Consolidated Total Debt Coverage Ratio being greater than 3.50 to 1.0 as of December 31, 2001, but not greater then 4.79 to 1.0, (ii) the Fixed Charge Coverage Ratio being less than 1.75 to 1.0 as of December 31, 2001, but not less than 1.26 to 1.0.

(f) The execution, delivery and performance of this First Amendment Agreement by each Obligor does not and will not result in a violation of or default under (A) the articles of incorporation or bylaws of such Obligor, (B) any material agreement to which each Obligor is a party or by which it is bound or to which such Obligor or any of its properties is subject, (C) any material order, writ, injunction or decree binding on each Obligor, or (D) any material statute, regulation, rule or other law applicable to each Obligor.

(g) No authorization, consent, approval, exemption or action by or notice to or filing with any court or administrative or governmental body (other than periodic filings with regulatory authorities, none of which are required to be filed as of the effective date of this First Amendment Agreement) is required in connection with the execution and delivery of this First Amendment Agreement or the consummation of the transactions contemplated thereby.

(h) The Obligors have not paid or agreed to pay any fees or other consideration, or given any additional security or collateral, or shortened the maturity or average life of any indebtedness or permanently reduce any borrowing capacity, in each case, in connection with the obtaining of any consents or approvals in connection with the transactions contemplated hereby including, without limitation thereof, in connection with the Credit Agreement dated as of September 10, 2001 among the Obligors, the lender parties thereto and Bank One NA, as agent for such lenders, other than (i) the reduction of total commitment under the Bank Credit Agreement from $125,000,000 to $100,000,000, (ii) the payment of legal fees of counsel to the Lenders and the Agent under the First Amendment to Credit Agreement and (iii) the payment of the fees referred to in Section 4.3 of the First Amendment to Credit Agreement in an aggregate amount not in excess of $125,000 plus such other fees payable to the Agent as have been separately agreed to by the Agent and Obligors in connection with the First Amendment to Credit Agreement.

Section 6. Miscellaneous.

Section 6.1. Except as amended herein, all terms and provisions of the Existing Note Purchase Agreements, the Existing Notes, the Existing Pledge Agreement and related agreements and instruments are hereby ratified, confirmed and approved in all respects.

Section 6.2. Any and all notices, requests, certificates and other instruments, including the Notes, may refer to any of the Financing Documents without making specific reference to this First Amendment Agreement, but nevertheless all such references shall be deemed to include this First Amendment Agreement unless the context shall otherwise require. Your acceptance hereof will also constitute your agreement that prior to any sale, assignment, transfer, pledge or other disposition by you of any Notes, you shall either (i) impose on the Notes so to be disposed of an appropriate endorsement referring to this First Amendment Agreement as binding on the parties hereto and upon any and all future holders of such Notes or (ii) at your option at any time, surrender such Notes for new Notes of the same form and tenor as the Notes so surrendered but revised to contain express textual reference to this First Amendment Agreement. All expenses for the preparation of such new Notes and the exchange for such new Notes are to be borne by the Obligor.

Section 6.3. This First Amendment Agreement and all covenants herein contained shall be binding upon and inure to the benefit of the respective successors and assigns of the parties hereunder. All covenants made by the Obligors herein shall survive the closing and the delivery of this First Amendment Agreement.

Section 6.4. This First Amendment Agreement shall be governed by and construed in accordance with Illinois law.

Section 6.5. The capitalized terms used in this First Amendment Agreement shall have the respective meanings specified in the Note Purchase Agreements unless otherwise herein defined, or the context hereof shall otherwise require.

The execution hereof by the holders shall constitute a contract among the Obligors and the holders for the uses and purposes herein above set forth. This First Amendment Agreement may be executed in any number of counterparts, each executed counterpart constituting an original but all together only one agreement.

Astec Industries, Inc.

By: /s/ Richard W. Bethea
Its Executive Vice President

Astec Financial Services, Inc.

By: /s/ Albert E. Guth
Its President

This foregoing First Amendment Agreement is hereby accepted and agreed to as of the date aforesaid. The execution by each holder listed below shall constitute its respective several and not joint confirmation that it is the owner and holder of the Notes set opposite its name on Schedule I hereto and that it has not sold or otherwise transferred any of the Notes originally purchased by it pursuant to the Note Purchase Agreements.

American United Life Insurance Company

By: /s/ Kent R. Adams
Name: Kent R. Adams
Title: Vice President

This foregoing First Amendment Agreement is hereby accepted and agreed to as of the date aforesaid. The execution by each holder listed below shall constitute its respective several and not joint confirmation that it is the owner and holder of the Notes set opposite its name on Schedule I hereto and that it has not sold or otherwise transferred any of the Notes originally purchased by it pursuant to the Note Purchase Agreements.

The Guardian Life Insurance Company of America

By: /s/ Brian Keatine
Name: Brian Keatine
Title: Director - Fixed Income

The Guardian Insurance & Annuity Company, Inc.

By: /s/ Brian Keatine
Name: Brian Keatine
Title: Director - Fixed Income

 Fort Dearborn Life Insurance Company

By: Guardian Investor Services LLC

By: /s/ Brian Keatine
Name: Brian Keatine
Title: Director - Fixed Income

The Berkshire Life Insurance Company of America

By: /s/ Brian Keatine
Name: Brian Keatine
Title: Director - Fixed Income

This foregoing First Amendment Agreement is hereby accepted and agreed to as of the date aforesaid. The execution by each holder listed below shall constitute its respective several and not joint confirmation that it is the owner and holder of the Notes set opposite its name on Schedule I hereto and that it has not sold or otherwise transferred any of the Notes originally purchased by it pursuant to the Note Purchase Agreements.

National Life Insurance Company

By /s/ R. Scott Higgins
Name: Vice President
Title: NL Capital Management

Life Insurance Company of the Southwest

By: /s/ R. Scott Higgins
Name: Vice President
Title: NL Capital Management

This foregoing First Amendment Agreement is hereby accepted and agreed to as of the date aforesaid. The execution by each holder listed below shall constitute its respective several and not joint confirmation that it is the owner and holder of the Notes set opposite its name on Schedule I hereto and that it has not sold or otherwise transferred any of the Notes originally purchased by it pursuant to the Note Purchase Agreements.

Unum Life Insurance Company of America

By: Provident Investment Management, LLC, its Agent

By /s/ David Fussell
Name: David Fussell
Title: Senior Vice President

This foregoing First Amendment Agreement is hereby accepted and agreed to as of the date aforesaid. The execution by each holder listed below shall constitute its respective several and not joint confirmation that it is the owner and holder of the Notes set opposite its name on Schedule I hereto and that it has not sold or otherwise transferred any of the Notes originally purchased by it pursuant to the Note Purchase Agreements.

United of Omaha Life Insurance Company

By /s/ Edwin H. Garrison, Jr.
Name: Edwin H. Garrison, Jr.
Title: First Vice President

Companion Life Insurance Company

By /s/ Edwin H. Garrison, Jr.
Name: Edwin H. Garrison, Jr.
Title: Assistant Treasurer

This foregoing First Amendment Agreement is hereby accepted and agreed to as of the date aforesaid. The execution by each holder listed below shall constitute its respective several and not joint confirmation that it is the owner and holder of the Notes set opposite its name on Schedule I hereto and that it has not sold or otherwise transferred any of the Notes originally purchased by it pursuant to the Note Purchase Agreements.

Nationwide Life Insurance Company

By: /s/ William C. Dierker
Name: William C. Dierker
Title: Vice President Equity Securities

Nationwide Life and Annuity Insurance Company

By: /s/ William C. Dierker
Name: William C. Dierker
Title: Vice President Equity Securities

This foregoing First Amendment Agreement is hereby accepted and agreed to as of the date aforesaid. The execution by each holder listed below shall constitute its respective several and not joint confirmation that it is the owner and holder of the Notes set opposite its name on Schedule I hereto and that it has not sold or otherwise transferred any of the Notes originally purchased by it pursuant to the Note Purchase Agreements.

Teachers Insurance and Annuity Association of America

By: /s/ Estelle Simsolo
Name: Estelle Simsolo
Title: Director - Private Placements

Name of Holder	Outstanding Principal Amount and Series of Notes Held as of March 12, 2002
American United Life Insurance Company	$3,000,000
CUDD & CO. (as nominee of The Guardian Life Insurance Company of America)	$5,000,000 $5,000,000 $2,500,000
CUDD & CO. (as nominee of The Guardian Insurance & Annuity Company, Inc.)	$1,000,000
Bank One & Co. (as nominee of Fort Dearborn Life Insurance Company)	$1,000,000 $500,000
National Life Insurance Company	$4,000,000
Life Insurance Company of the Southwest	$3,000,000
CUDD & CO. (as nominee of Unum Life Insurance Company of America)	$15,000,000
United of Omaha Life Insurance Company	$13,000,000
Companion Life Insurance Company	$2,000,000
Nationwide Life Insurance Company	$5,000,000
Nationwide Life and Annuity Insurance Company	$2,000,000
Teachers Insurance and Annuity Association of America	$18,000,000

EXHIBIT 10.39

First Amendment to Credit Agreement, effective March 12, 2002, to Credit Agreement dated September 10, 2001, between the Company and Astec Financial Services, Inc. as Borrowers and the Named Lenders with Bank One, NA as Agent

FIRST AMENDMENT TO CREDIT AGREEMENT

THIS FIRST AMENDMENT TO CREDIT AGREEMENT (this "Amendment") dated as of March 12, 2002 is by and among Astec Industries, Inc., a Tennessee corporation ("Astec"), Astec Financial Services, Inc., a Tennessee corporation ("AFS"; Astec and AFS are sometimes referred to herein individually as a "Borrower" and collectively as the "Borrowers"), the financial institutions parties hereto in their capacities as lenders (individually, a "Lender" and collectively, the "Lenders") and Bank One, NA, a national banking association having its headquarters in Chicago, Illinois ("Bank One"), as agent (in such capacity, the "Agent").

RECITALS

WHEREAS, the Borrowers, the Lenders and the Agent have entered into a certain Credit Agreement, dated as of September 10, 2001, (the "Credit Agreement"; all capitalized terms used but not otherwise defined herein shall have the respective meanings ascribed thereto in the Credit Agreement), pursuant to which the Lenders have provided certain revolving credit, letter of credit and swing line facilities to the Borrowers, and the Borrowers have pledged the stock of various Subsidiaries;

WHEREAS, the Borrowers desire to amend the Credit Agreement by, among other things, changing certain of the financial covenants therein, reducing the Aggregate Commitment and providing for the pledge of additional collateral under certain circumstances;

NOW, THEREFORE, in consideration of the terms and conditions set forth herein, and for other good and valuable consideration the receipt and sufficiency of which are hereby acknowledged, the Borrowers, the undersigned Lenders and the Agent hereby agree as follows:

Amendments.

The definition of "Aggregate Commitment" found in Article I of the Credit Agreement is deleted in its entirety and replaced by the following:

"Aggregate Commitment" means $100,000,000, as such amount may be increased or reduced from time to time pursuant to the terms hereof.

The definition of "Aggregate Tranche A Sublimit" found in Article I of the Credit Agreement is deleted in its entirety and replaced by the following:

"Aggregate Tranche A Sublimit" means $100,000,000, as such amount may be increased pursuant to Section 2.4.2(b) or reduced from time to time pursuant to the terms hereof.

The chart found in the definition of "Applicable Margin" found in Article I of the Credit Agreement is deleted in its entirety and replaced by the following chart which shall be deemed effective as of January 1, 2002:
	Level 1	Level 2	Level 3	Level 4	Level 5	Level 6
Leverage Ratio	< 1.5:1.0	1.5:1.0<X<2.0:1.0	2.0:1.0<X<2.25:1.0	2.25:1.0<X<2.5:1.0	2.5:1.0<X<3.0:1.0	>3.0:1.0
Eurodollar Advances	1.00%	1.125%	1.25%	1.375%	1.625%	2.25%
Floating Rate Advances	0.00%	0.125%	0.25%	0.375%	0.625%	1.25%
Letter of Credit Fee	1.00%	1.125%	1.25%	1.375%	1.625%	2.25%
Commitment Fee	0.25%	0.25%	0.25%	0.375%	0.375%	0.50%

The definition of "Loan Documents" found in Article I of the Credit Agreement is deleted in its entirety and replaced by the following:

"Loan Documents" means this Agreement, the Notes, the Collateral Documents, the Reimbursement Agreements, the documents relating to the Subsidiary Letters of Credit (including the Trencor LC Agreement), and the other documents and agreements contemplated hereby and executed by any Credit Party in favor of the Agent or any Lender or otherwise in connection with any Loan, Facility Letter of Credit or Swing Line Loan, as the same may be amended, restated, supplemented or otherwise modified from time to time.

The following definitions are inserted alphabetically in Article I of the Credit Agreement:

"Collateral Documents" means the Security Agreement, the Pledge Agreement and any other agreement delivered pursuant to Section 6.28 or Section 6.30.

"Combined Collateral" means the Collateral and the Other Collateral.

"Other Collateral" means, with respect to each Credit Party, all of the inventory, receivables, machinery, equipment, note receivables, lease receivables chattel paper and other property (excluding real estate) thereof in which a security interest is granted to the Collateral Agent pursuant to the Security Agreement as contemplated by Section 6.29 and Section 6.30.

"Secured Obligations" means the Obligations, all Rate Hedging Obligations owing to one or more Lenders, all "Note Obligations" (as defined in the Pledge Agreement) and all obligations of any Credit Party under any Collateral Document.

"Security Agreement" means the security agreement entered into by each Credit Party granting the Collateral Agent, for the equal and ratable benefit of the Collateral Agent, the Agent, the Lenders and the holders of the Senior Notes, a security interest in the Other Collateral pursuant to Section 6.29, including any joinder agreements entered into by any Subsidiary pursuant to Section 6.30.

"Trigger Date" shall mean the first to occur of (a) the date upon which the Borrowers fail to furnish on a timely basis any financial statement required pursuant to Section 6.1(a) or Section 6.1(b) or any Compliance Certificate required pursuant to Section 6.1(d) or (b) the first of the following dates on which the Leverage Ratio for the applicable date is greater than the Leverage Ratio specified therefor on the following chart:
Date	Leverage Ratio
March 31, 2002	5.25:1.0
June 30, 2002	4.75:1.0
September 30, 2002	3.50:1.0
December 31, 2002	3.25:1.0
March 31, 2003 and each fiscal quarter end thereafter	3.00:1.0

Section 2.4.2(b) of the Credit Agreement is amended by (a) deleting the reference in the first sentence thereof to "$175,000,000" and replacing it with a reference to "$150,000,000" and (b) inserting in the first sentence thereof the words "the Leverage Ratio does not exceed 3.00:1.0 and" after the words "delivered at a time when".

Section 6.1(b) of the Credit Agreement is amended by inserting "(i)" before the word "Within" at the start thereof and by adding the following at the conclusion thereof: "and (ii) within thirty (30) days after the end of each month following the first fiscal quarter of Astec ending on or after December 31, 2001 (but excluding the months December 2001 and January 2002), at the end of which the Leverage Ratio is greater than 3.0 to 1, for Astec, consolidated unaudited balance sheets as of the close of such month and consolidated profit and loss and a statement of cash flows for such month and for the period from the beginning of the applicable fiscal year to the end of such month, all certified by Astec's Chief Financial Officer."

Section 6.2 of the Credit Agreement is amended by deleting the phrase "and (iii) for general corporate purposes" in the first sentence thereof and inserting in its place the phrase "(iii) for the payment of the fees and expenses described in Section 6.29 of this Agreement (provided that, notwithstanding anything to the contrary herein, the Borrowers shall reserve $150,000 of the Aggregate Commitment for the payment of such fees and expenses and shall not, at any time prior to the Trigger Date and the payment of all fees and expenses described in Section 6.29, permit the Revolving Loan Obligations to exceed the amount of the Aggregate Commitment minus $150,000), and (iv) for general corporate purposes".

Section 6.21.1 of the Credit Agreement is amended by deleting the chart found therein and replacing it with the following:
Period	Leverage Ratio
Prior to and including March 31, 2002	5.25:1.0
April 1, 2002 through and including June 30, 2002	5.00:1.0
July 1, 2002 through and including September 30, 2002	4.00:1.0
October 1, 2002 through and including December 31, 2002	3.50:1.0
January 1, 2003 and thereafter	3.00:1.0

Section 6.21.4 of the Credit Agreement is amended by deleting the text of that section in its entirety and replacing it with the following:

6.21.4 Fixed Charge Coverage Ratio. The Borrowers will cause to be maintained, as at the last day of each fiscal quarter ending on the dates specified below, a ratio of (a) Consolidated Net Income, minus extraordinary gains or plus extraordinary losses, plus income tax expense, plus Interest Expense (including any Interest Expense relating to commercial paper issued in connection with a Permitted Securitization even though not directly incurred by a Credit Party), plus Lease Rentals to (b) Interest Expense (including any Interest Expense relating to commercial paper issued in connection with a Permitted Securitization even though not directly incurred by a Credit Party) of the Credit Parties on a consolidated basis, plus Lease Rentals, for the four most recently ended fiscal quarters of not less than the following.
Date	Fixed Charge Coverage Ratio
March 31, 2002	1.00:1.0
June 30, 2002	1.10:1.0
September 30, 2002	1.50:1.0
December 31, 2002 and the date of each fiscal quarter end thereafter	2.00:1.0

The following text is inserted as Section 6.29 and Section 6.30 of the Credit Agreement:

6.29 Security Agreement. Within thirty (30) days after the effective date of Amendment No. 1 to this Agreement, the Borrowers shall, and shall cause each other Credit Party to, enter into a security agreement with the Collateral Agent pursuant to which each Credit Party grants to the Collateral Agent, as security for the Secured Obligations and for the equal and ratable benefit of the Collateral Agent, the Agent, the Lenders, and the holders of the Senior Notes, a first priority security interest in all Other Collateral owned by such Person. Such security agreement shall (a) be in form and substance satisfactory to the Agent and the Collateral Agent, (b) provide that its effectiveness shall be subject to the condition subsequent that the Trigger Date shall have occurred and (c) shall be delivered together with executed originals of such related certificates, opinions and UCC financing statements as the Agent or Collateral Agent may reasonably request; provided, however, that no such financing statement shall be deemed effective, or shall be filed in any filing office, prior to the occurrence of the Trigger Date. Notwithstanding the foregoing, no Subsidiary of Astec which is domiciled outside of the United States shall be obligated to enter into such a security agreement if, in the reasonable judgment of Astec, the granting of collateral by such Subsidiary would have adverse tax consequences upon Astec or such Subsidiary or would not be legally permissible. Upon demand of the Agent, the Borrowers will pay to the Collateral Agent (or to the Agent for transmittal to the Collateral Agent) the amount of any filing or similar fees required to be paid in connection with the filing or recording of any UCC financing statements or similar documents relating to the Security Agreement and the amount of any taxes or similar charges associated with such filings or recordings.

6.30 Additional Pledges of Security. In the event that any Person not a party to the Security Agreement shall become a Subsidiary, then Astec shall promptly give notice of such fact to the Agent and, within ten (10) Business Days of such Person becoming a Subsidiary, shall cause such Subsidiary to execute and deliver to the Agent a joinder agreement pursuant to which such Subsidiary becomes a party to the Security Agreement and pledges its Other Collateral to secure the Secured Obligations on the same terms and conditions as are applicable to the other Credit Parties. Astec shall cause such joinder agreement, which shall be in form and substance satisfactory to the Agent and Collateral Agent, to be accompanied by such related certificates, opinions and financing statements as the Agent or Collateral Agent may reasonably request. Notwithstanding the foregoing, no new Subsidiary not domiciled in the United States shall be obligated to execute a joinder agreement if in the reasonable judgment of Astec, the granting of collateral by such Subsidiary would have adverse tax consequences upon Astec or such Subsidiary or would not be legally permissible.

Section 7.3 of the Credit Agreement is amended by deleting the phrase "6.22.1, 6.22.2, 6.22.3, 6.22.4, 6.23, 6.24 or 6.28" from the end thereof and replacing it with the phrase "6.21.1, 6.21.2, 6.21.3, 6.21.4, 6.23, 6.24, 6.28, 6.29 or 6.30".

The following text is inserted as Section 8.4 of the Credit Agreement:

"8.4 If the Leverage Ratio is less than or equal to 3.00:1.0 as of the end of two consecutive fiscal quarters, then upon the written request of the Borrower, the Agent shall direct the Collateral Agent to terminate the security interest of the Collateral Agent in the Other Collateral and no additional consent by any Lender to such termination shall be required.

The following is inserted as Section 7.21 of the Credit Agreement:

7.21 From and after the timely and proper filing of the relevant financing statements after the Trigger Date, the Collateral Agent shall fail to have a valid and perfected first priority security interest in the Other Collateral except as permitted by the terms of the Security Agreement, the Security Agreement shall fail to remain in full force or effect (other than as contemplated by Section 8.2(f)) or any action shall be taken to discontinue or to assert the invalidity or unenforceability thereof, or any Credit Party shall fail to comply with any of the terms or provisions of the Security Agreement.

Limited Waiver. The Agent and the Required Lenders hereby waive any and all Defaults arising out of the non-compliance by the Borrowers with the provisions of Section 6.21.1 and Section 6.21.4 of the Credit Agreement for the fiscal quarter ending on December 31, 2001.

Representations and Warranties. To induce the Lenders and the Agent to execute this Agreement, the Borrowers represent and warrant to the Lenders and the Agent as follows:

The Borrowers have all requisite power and authority to execute, deliver and perform this Amendment.

The execution, delivery and performance of this Amendment (i) have been duly authorized by all necessary corporate action of the Borrowers and (ii) will not (A) violate (1) any provision of law, statute, rule or regulation or the articles/certificate of incorporation or other constitutive documents or the by-laws or regulations of the Borrowers, (2) any order of any court, or any rule, regulation or order of any other agency of government binding upon the Borrowers, or (3) any provisions of any material indenture, agreement or other instrument to which the Borrowers are a party, or by which the Borrowers or any of their properties or assets are or may be bound, or (B) be in conflict with, result in a breach of or constitute (alone or with notice or lapse of time or both) a default under any indenture, agreement or other instrument referred to in clause (ii)(A)(3) above.

This Amendment constitutes the legal, valid and binding obligation of the Borrowers enforceable in accordance with its terms.

The representations and warranties in the Pledge Agreement and the other Loan Documents are true and correct in all material respects with the same effect as though made on and as of the date hereof.

After giving effect hereto, the Borrowers are in compliance with all of the terms and provisions set forth in the Credit Agreement and the other Loan Documents and no Default or Unmatured Default has occurred and is continuing.

Conditions. This Amendment shall become effective as of the date (the "Amendment Effective Date") upon which the following conditions shall have been satisfied:

The Agent shall have executed a counterpart of this Amendment and received the following, all of which shall be in form and substance satisfactory to the Agent and its counsel:

counterparts of this Amendment executed by the Borrowers and the Required Lenders;

a certificate of the Secretary or Assistant Secretary of each Borrower with respect to attached resolutions of its Board of Directors (or Executive Committee thereof) authorizing the execution and delivery of this Amendment;

a written opinion of counsel for Astec, addressed to the Agent and the Lenders;

an executed amendment to each Note Purchase Agreement conforming such Note Purchase Agreements to the terms of this Amendment; and

such other documents as the Agent or its counsel may have reasonably requested.

The Borrowers shall have repaid the Revolving Loan Obligations to the extent necessary to result in the aggregate Revolving Loan Obligations being less than or equal to $100,000,000.

The Borrowers shall have paid to the Agent for the benefit of each Lender an amendment fee equal to .125% of the amount of such Lender's Revolving Commitment (as in effect after execution of this Amendment) and shall have paid to the Agent such fees as have been separately agreed to in connection with this Amendment.

The Agent shall have received from the Borrowers the fees, costs and expenses as set forth in Section 6.3 herein to the extent the same have been invoiced.

Reference to and Effect on the Credit Agreement.

Except as specifically amended hereby, the Credit Agreement shall remain in full force and effect and is hereby ratified and confirmed.

The execution, delivery and effectiveness of this Amendment shall not, except as specifically provided hereby, operate as a waiver of any right, power or remedy of the Lenders or the Agent under the Credit Agreement or any of the other Loan Documents, or constitute a waiver of any provision of the Credit Agreement or any of the other Loan Documents (except as set forth in Section 2 herein). Upon the effectiveness of this Amendment, each reference in the Credit Agreement to "this Agreement," "hereunder," "hereof" or words of similar import shall mean and be a reference to the Credit Agreement as amended hereby.

Miscellaneous.

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

[SIGNATURE PAGES FOLLOW]

In Witness Whereof, the Borrowers, the Lenders and the Agent have executed this Amendment as of the date first above written.

ASTEC INDUSTRIES, INC.
By:/s/ F. McKamy Hall
Print Name: F. McKamy Hall
Title: Vice President and CFO

ASTEC FINANCIAL SERVICES, INC.
By: /s/ Albert E. Guth
Print Name: Albert E. Guth
Title: President

BANK ONE, NA,
individually and as Agent
By: /s/ Steven P. Sullivan
Print Name: Steven P. Sullivan
Title: Associate Director

SUNTRUST BANK
By: /s/ James M. Sloan, Jr.
Print Name: James M. Sloan, Jr.
Title: Vice President

AMSOUTH BANK
By: /s/ Tracy Brown
Print Name: Tracy Brown
Title: Vice President

BRANCH BANK & TRUST CO.
By: /s/ James C. Stallings
Print Name: James C. Stallings
Title: Assistant Vice President

FIRSTAR BANK
By:
Print Name:
Title:

EXHIBIT 22

Subsidiaries of the Registrant

EXHIBIT 22

LIST OF SUBSIDIARIES
Name	Percentage Owned	Jurisdiction of Incorporation
American Augers, Inc.	100	Delaware
Astec, Inc.	100	Tennessee
Astec Financial Services, Inc.	100	Tennessee
Astec Holdings, Inc.	100	Tennessee
Astec Insurance Company	100	Vermont
Astec Systems, Inc.	100	Tennessee
Astec Transportation, Inc.	100	Tennessee
Breaker Technology, Inc.	100	Tennessee
Breaker Technology Ltd.	100	Ontario, Canada
Carlson Paving Products, Inc.	100	Washington
CEI Enterprises, Inc.	100	Tennessee
Heatec, Inc.	100	Tennessee
Johnson Crushers International, Inc.	100	Tennessee
Osborn Engineered Products SA (Pty) Ltd.	88	South Africa
Kolberg-Pioneer, Inc.	100	Tennessee
Production Engineered Products, Inc.	100	Nevada
Roadtec, Inc.	100	Tennessee
Superior Industries of Morris, Inc.	100	Minnesota
Telsmith, Inc.	100	Delaware
Trencor, Inc.	100	Texas

EXHIBIT 23

Consent of Independent Auditors

EXHIBIT 23

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Forms S-8 No. 33-14738 and 0-14714) pertaining to the Astec Industries, Inc. 1986 and 1992 Stock Option Plans, and to the 1998 Long-Term Incentive Stock Plan of our report dated February 14, 2002, with respect to the consolidated financial statements and schedule of Astec Industries, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2001.

/s/ ERNST & YOUNG LLP

Chattanooga, Tennessee
March 22, 2002