Form 10-Q
period 2002-03-31
ASTEC INDUSTRIES INC
filed 2002-05-14
CIK 792987

SECURITIES & EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)
[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2002.
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

YES X	NO _______
Indicate the number of shares outstanding of each of the registrant's classes of stock as of the latest practicable date.

Class	Outstanding at May 10, 2002
Common Stock, par value $0.20	19,650,686

ASTEC INDUSTRIES, INC.
INDEX
PART I - Financial Information	Page Number
Item 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	1
Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2001	2
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001	3
Notes to Unaudited Consolidated Financial Statements	4
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3. Quantitative and Qualitative Disclosures about Market Risk	15
PART II - Other Information
Item 1. Legal Proceedings	15
Item 6. Exhibits and Reports on Form 8-K	16

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Astec Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)
Account Description	March 31, 2002 (Unaudited)	December 31, 2001 (Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$ 5,950	$6,670
Receivables - net	93,367	68,499
Inventories	138,138	128,996
Prepaid expenses and other	16,773	21,096
Total current assets	254,228	225,261
Property and equipment - net	123,684	123,394
Goodwill	36,073	36,115
Other assets	22,340	15,921
Total assets	$436,325	$400,691
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes payable	$ 1,184	$1,812
Current maturities of long-term debt	521	556
Accounts payable - trade	37,870	26,246
Other accrued liabilities	37,382	34,780
Total current liabilities	76,957	63,394
Long-term debt, less current maturities	145,007	127,285
Other non-current liabilities	11,453	12,316
Minority interest in consolidated subsidiary	349	349
Total shareholders' equity	202,559	197,347
Total liabilities and shareholders' equity	$436,325	$400,691

Astec Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands)
(Unaudited)
	Three months ended
	March 31,
	2002	2001
Net sales	$122,442	$143,310
Cost of sales	94,566	111,987
Gross profit	27,876	31,323
Selling, general, administrative and engineering expenses	19,578	20,960
Income (loss) from operations	8,298	10,363
Interest expense	2,223	2,339
Other income, net of expense	675	644
Income (loss) before income taxes	6,750	8,668
Income taxes	2,097	3,337
Minority interest in earnings	18	28
Net (loss) income	$4,635	$5,303

Earnings (loss) per common share
Basic	$0.24	$0.27
Diluted	$0.23	$0.27
Weighted average common shares outstanding
Basic	19,617,025	19,324,234
Diluted	19,854,430	19,600,539

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$ 4,635	$ 5,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,272	4,110
Provision for doubtful accounts	212	109
Provision for inventory reserve	296	361
Provision for warranty reserve	2,154	823
(Gain) on sale and disposition of fixed assets	(251)	(3)
(Gain) on sale of lease portfolio	(88)	(474)
Minority interest in earnings of subsidiary	18	24
(Increase) decrease in:
Trade receivables	(32,213)	(25,924)
Finance receivables	688	(179)
Inventories	(9,438)	(593)
Prepaid expenses and other	4,335	1,503
Other receivables	8,456	568
Other non-current assets	(8,822)	(2,159)
Increase (decrease) in:
Accounts payable	11,624	4,318
Accrued product warranty	(1,796)	(588)
Other accrued liabilities	2,281	(522)
Income taxes payable	(901)	2,268
Other operating charges	61	(598)
Net cash (used) by operating activities	(15,477)	(11,653)

Cash flows from investing activities:
Proceeds from sale of property and equipment - net	368	23
Proceeds from sale and repayment of lease portfolio	3,874	11,633
Expenditures for property and equipment	(2,617)	(2,300)
Expenditures for equipment on operating lease	(3,874)	(10,373)
Net cash (used) by investing activities	(2,249)	(1,017)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreement	17,722	9,302
Net borrowings (repayments) under loan and note agreements	(664)	188
Proceeds from issuance of common stock	183	18
Net cash provided by financing activities	17,241	9,508
Effect of exchange rate changes on cash	(235)	(721)
Net (decrease) in cash	(720)	(3,883)
Cash at beginning of period	6,670	7,053
Cash at end of period	$ 5,950	$ 3,170

ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain reclassifications were made to the prior year presentation to conform to the current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Astec Industries, Inc. and subsidiaries annual report on Form 10-K for the year ended December 31, 2001.

Note 2. Receivables
Receivables are net of allowance for doubtful accounts of $2,864,000 and $1,806,000 for March 31, 2002 and December 31, 2001, respectively.

Note 3. Inventories

Inventories are stated at the lower of first-in, first-out cost or market and consist of the following:

(In thousands)

	March 31, 2002	December 31, 2001
Raw Materials	$ 49,243	$ 42,746
Work-in-Process	25,207	27,271
Finished Goods	63,688	58,979
Total	$138,138	$128,996

Note 4. Property and Equipment

Property and equipment is stated at cost. Property and equipment is net of accumulated depreciation of $70,738,000 and $69,813,000 for March 31, 2002 and December 31, 2001, respectively.

Note 5. Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with SFAS No. 128. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities.

Notes to Unaudited Financial Statements - Continued

The following table sets forth the computation of basic and diluted earnings (loss) per share:
	Three Months Ended March 31,
	2002	2001
Numerator:
Net income (loss)	$ 4,635,000	$ 5,303,000
Denominator:
Denominator for basic earnings per share	19,617,025	19,324,234
Effect of dilutive securities:
Employee stock options	237,405	276,305
Denominator for diluted earnings per share	19,854,430	19,600,539
Earnings (loss) per common share: Basic Diluted	$ 0.24 $ 0.23	$ 0.27 $ 0.27

Note 6. Comprehensive Income

Total comprehensive income for the three months ended March 31, 2002 was $4,844,000 and total comprehensive income for the three months ended March 31, 2001 was $3,889,000. The components of comprehensive income or loss are set forth below:

	Three months ended
	March 31, 2002	March 31, 2001
Net income	$4,635,000	$5,303,000
Net increase (decrease) in accumulated fair value of derivative financial instruments	61,000	(719,000)
Increase (decrease) in foreign currency translation	148,000	(695,000)
Total comprehensive income (loss)	$4,844,000	$3,889,000

Note 7. Contingent Matters

Certain customers have financed purchases of Astec products through arrangements in which the Company is contingently liable for customer debt aggregating approximately $11,748,000 at March 31, 2002 and $12,137,000 at December 31, 2001.

Note 8. Segment Information

(In thousands)
	Three months ended
	March 31, 2002
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	50,114	42,054	17,657	11,592	1,025	122,442
Intersegment revenues	4,376	4,440	(133)	-	939	9,622
Gross profit	9,414	10,403	4,942	2,811	305	27,875
Gross profit percent	18.8%	24.7%	28.0%	24.2%	29.8%	22.8%
Segment profit	5,089	2,644	2,046	768	(5,547)	5,000

Notes to Unaudited Financial Statements - Continued
	Three months ended
	March 31, 2001
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	48,776	60,559	20,401	12,964	610	143,310
Intersegment revenues	4,494	6,696	(496)	-	1,166	11,860
Gross profit	9,419	13,710	5,579	2,187	429	31,324
Gross profit percent	19.3%	22.6%	27.3%	16.9%	70.3%	21.9%
Segment profit	4,235	5,143	2,399	(761)	(5,960)	5,056

Reconciliations of the reportable segment totals for profit or loss to the Company's consolidated totals are as follows:

(In thousands)
	Three months ended March 31,
	2002	2001
Profit:
Total profit for reportable segments	10,547	11,016
Other profit (loss)	(5,547)	(5,960)
Equity in (loss)/income of joint venture	-	(48)
Minority interest in earnings	(18)	(28)
Elimination of intersegment (profit) loss	(347)	323
Total consolidated net income (loss)	4,635	5,303

Note 9. Legal Matters

There have been no material developments in legal proceedings previously reported. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies" in Part I - Item 2 of this Report.

Note 10. Seasonality

Approximately 25% of the Company's business volume typically occurs during the first three months of the year. In the ordinary seasonal trend, the first two quarters of the year are normally the Company's strongest quarters for business volume, with the second quarter slightly stronger than the first quarter. The third quarter is normally weaker than the first two quarters with the fourth quarter consistently being the weakest quarter.

Note 11. Financial Instruments

Effective January 1, 2001, the Company adopted SFAS No. 133, which requires the Company to recognize derivative instruments on the balance sheet at fair value. The statement also establishes new accounting rules for hedging instruments, which depend on the nature of the hedge relationship. The Company has a cash flow hedge, which requires that the effective portion of the change in the fair value of the derivative instrument be recognized in Other Comprehensive Income (OCI), a component of Shareholders' Equity, and reclassified into earnings in the same period, or periods during which the hedged transaction affects earnings. The ineffective portion of the hedge, if any, is recognized in current operating earnings during the period of change in fair value.

Notes to Unaudited Financial Statements - Continued

The Company's captive finance subsidiary, Astec Financial Services, Inc. ("AFS") entered into an interest rate swap agreement on April 6, 2000, to fix interest rates on variable rate debt. The swap agreement is effective for five years with a notional amount of $7,500,000. The objective of the hedge is to offset the variability of cash flows relating to the interest payments on the variable rate debt outstanding under the Company's revolving credit facility. The sole source of the variability in the hedged cash flows results from changes in the benchmark market interest rate, which is three-month U.S. Dollar LIBOR. Changes in the cash flows of the interest rate swap are expected to be highly effective at offsetting the changes in overall cash flows (i.e., changes in interest rate payments) attributable to fluctuations in the benchmark market interest rate on the variable rate debt being hedged.

During the three-month period ended March 31, 2002, there was no material ineffectiveness related to the Company's derivative holdings and there was no component of the derivative instruments' gain or loss excluded from the assessment of hedge effectiveness.

Note 12. Recent Pronouncements

The Company adopted SFAS 142 effective January 1, 2002. Application of the non-amortization provision of SFAS 142 is expected to result in an increase in net income of approximately $2,154,000, or $0.11 per share in the current year. The Company tested goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures impairment, if any. The Company completed the first of the required impairment tests of goodwill during the first quarter of 2002 and noted no impairment of goodwill.

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

When used in this report, press releases and elsewhere by management or the Company from time to time, the words, "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve certain risks and uncertainties. Statements in this Form 10-Q that are forward looking include, without limitation, statements regarding the expected recovery in the economy, the Company's expected effective tax rates during 2002, the Company's expected capital expenditures in 2002 and the ability of the Company to meet its working capital and capital expenditure requirements through March 31, 2003. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, which include the risk factors that are discussed from time to time herein and in the Company's reports filed with the SEC, most recently in the Company's 2001 Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. The Company undertakes no obligations to update the forward-looking statements.

Results of Operations

For the three months ended March 31, 2002, net sales decreased $20,868,000 or 14.6%, to $122,442,000 from $143,310,000 for the three months ended March 31, 2001. Domestic sales are generated primarily from equipment purchases made by customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development. The Company believes domestic sales were negatively impacted during 2001 and the first quarter of 2002 by a general economic slowdown and delays in capital expenditures by its customers concerned about the slow economy. In spite of the continued slow economy, the Company believes that its markets are beginning a slow recovery from the adverse market conditions it has experienced recently.

International sales by domestic subsidiaries for the first quarter of 2002 decreased to $12,509,000 from $15,950,000 for the same period of 2001. Total international sales for the quarter ended March 31, 2002, including sales from foreign subsidiaries, were $18,757,000, compared to $25,795,000 for the first quarter of 2001. Lower sales volumes in Africa and the West Indies accounted for the majority of the overall decrease in international sales for the first quarter of 2002 compared to the first quarter of 2001.

Gross profit for the three months ended March 31, 2002 decreased to $27,876,000 from $31,323,000 for the three months ended March 31, 2001, while the gross profit percentage for the three months ended March 31, 2002 increased to 22.8% from 21.9% for the same period of 2001. The total decrease in gross margin for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001 related to the decrease in sales volume during those periods. The increase in the gross margin percentages for the same periods related primarily to significantly reduced levels of under-absorbed overhead and utilization of plant capacity for the first quarter of 2002 compared to the first quarter of 2001.

Selling, general, administrative and engineering expenses for the three months ended March 31, 2002 were $19,578,000 or 16.0% of net sales, compared to $20,960,000 or 14.6% of net sales for the three months ended March 31, 2001, a decrease in dollars of $1,382,000 or 6.6%. The decrease in selling, general, administrative and engineering expenses for the first quarter of 2002 compared to the same period of 2001 related primarily to various cost reduction measures initiated throughout the Company during 2001. The increase in the selling, general, administrative and engineering percentage as a percent of sales relates to the decreased sales volume for the first quarter of 2002.

Interest expense decreased to $2,223,000 for the quarter ended March 31, 2002 from $2,339,000 for the quarter ended March 31, 2001. Interest expense as a percentage of net sales was approximately 1.8% and 1.6% for the three months ended March 31, 2002 and 2001, respectively. The decrease in interest expense for the first quarter of 2002 compared to the same period of 2001 is primarily related to the decrease in the prevailing U.S. interest rates during the economic downturn.

Other income, net of other expense, was $675,000 for the quarter ended March 31, 2002, compared to $644,000 for the quarter ended March 31, 2001. For the first quarter of 2002, in accordance with SFAS 142, goodwill was not amortized while for the first quarter of 2001, Other Income, Net of Expense included amortization expense of $623,000. The decrease in other income, net of other expense for the three months ended March 31, 2002 compared to the same period of 2001, was the result of lower gains from the sale of smaller volume lease and loan portfolios by Astec Financial Services, Inc., the Company's captive finance company. The reduced gains from portfolio sales during the first quarter of 2002 are directly related to the decreased sales volume experienced during the last half of 2001 and during the first quarter of 2002.

For the three months ended March 31, 2002 income tax expense was $2,097,000 compared to income tax expense of $3,337,000 for the three months ended March 31, 2001, a decrease of $1,240,000, or 37.2%. The effective tax rate for the three months ended March 31, 2002 and 2001 was 31.1% and 38.5%, respectively. The decrease in the effective tax rate for the quarter ended March 31, 2002 is due to tax credits received during the first quarter of 2002. The Company expects the effective tax rate for the remaining quarters of 2002 to be comparable to historical effective rates of approximately 38%.

Backlog of orders at March 31, 2002 was $70,412,000 compared to $74,342,000 at March 31, 2001, within 5% of the prior year backlog level. The decrease in the backlog of orders at March 31, 2002 compared to March 31, 2001 relates primarily to the decreased backlog of the Company's Asphalt and Mobile Asphalt Paving Groups, which is partially offset by an increase in backlog of orders of the Company's Aggregate and Mining Group. Although the backlog at March 31, 2002 is still below the March 31, 2001 level, the gap between the prior year and current year backlog levels continues to narrow. The Company is unable to determine whether this backlog effect was experienced by the industry as a whole.

Liquidity and Capital Resources

On September 10, 2001, the Company and Astec Financial Services, Inc. entered into a $125,000,000 revolving credit facility with a syndicate of banks that expires on September 10, 2004. Under this agreement, interest payments on all borrowing shall be payable (a) in arrears on the first day of each March, June, September and December, (b) on any date the borrowings are prepaid due to acceleration and (c) on maturity. Advances to Astec Financial Services, Inc. under this line of credit are limited to a certain percentage of "Eligible Equipment Receivables" of Astec Financial Services, Inc. as defined in the credit agreement that governs the credit facility.

Under terms of the credit agreement, the Company must maintain certain financial ratio levels and abide by certain covenants. Principal covenants under the loan agreement include the maintenance of minimum levels of net worth, leverage and fixed charge coverage ratios, a limitation of capital expenditures and rental expense, a prohibition against payment of dividends and a prohibition on large acquisitions except with the consent of the lenders.

On March 12, 2002, the Company executed the first amendment to the credit facility, which decreased the maximum amount available from $125,000,000 to $100,000,000, relaxed certain financial ratio covenants for 2002, provided security for the lenders in certain situations, added a .375% interest rate surcharge, and waived certain violations of financial ratios under the original agreement.

As of March 31, 2002 the Company was not in compliance with the Consolidated Funded Debt ratio of the amended revolving credit facility. This violation was waived as part of a second amendment to the credit agreement dated May 13, 2002, which amends the leverage ratio sliding scale on which interest and various fee rates are determined. Borrowings under the second amendment to the credit agreement bear interest at a rate equal to the London Interbank Offering Rate ("LIBOR") plus from 1.0% to 3.25% depending on the leverage ratio as defined by the credit agreement and applied to the sliding scale. At March 31, 2002, the Company was utilizing $43,900,000 of the amount available under the revolving credit facility for borrowing and an additional $20,200,000 to support outstanding letters of credit (primarily for industrial revenue bonds).

The Company currently anticipates that it will satisfy the revised financial ratio covenants of the credit facility for the next four calendar quarters. No assurances can be provided that financial ratio covenant violations or other covenant violations of the credit facility will not occur in the future or, if such violations occur, that the members of the Company's banking syndicate will not elect to pursue their contractual remedies under the credit facility, including requiring the immediate repayment in full of all amounts outstanding. There can also be no assurance that the Company can secure adequate or timely replacement financing to repay its banking syndicate in the event of an unanticipated repayment demand.

In addition to the bank revolving credit facility, the Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., has available a credit facility of $1,250,000 to finance short-term working capital needs and an additional $1,250,000 available to cover the short-term establishment of letter of credit performance guarantees.

On September 10, 2001, the Company and Astec Financial Services, Inc. entered into a note purchase agreement for $80,000,000 of senior notes, placed with private institutions, due September 11, 2011 at a fixed rate of interest of 7.56%. On September 10, 2005 and on each September 10 thereafter through the due date, the Company must make a principal payment of $10,714,286. Interest will be due and payable semiannually on each March 10 and September 10. As part of this agreement, the Company must maintain certain net worth and fixed charge coverage ratios. On March 12, 2002, the Company executed the first amendment to the note purchase agreement to relax certain financial ratio covenants for 2002 and to provide additional security for the note holders in certain situations. The first amendment to the note purchase agreement also added a 0.375% interest rate surcharge and waived certain violations of financial ratios under the original agreement.

At March 31, 2002, the Company was not in compliance with the Consolidated Operating Cash Flow covenant of the senior notes. The covenant, which is measured on a quarterly basis, requires maintenance of a minimum debt to consolidated operating cash flow ratio. The covenant violation was waived by the note holders in the second amendment agreement to the note purchase agreement executed May 13, 2002 effective April 1, 2002 with a .375% to 1.375% interest rate surcharge to be applied on a sliding scale based on the covenant calculation each quarter if the original covenant ratios are not met.

The Company currently anticipates that it will satisfy the revised financial ratio covenants of the note purchase agreement for the next four calendar quarters. No assurances can be provided that financial ratio covenant violations or other covenant violations of the note purchase agreement will not occur in the future or, if such violations occur, that the note holders will not elect to pursue their contractual remedies under the note purchase agreement, including requiring the immediate repayment in full of all amounts outstanding. There can also be no assurance that the Company can secure adequate or timely replacement financing to repay its note holders in the event of an unanticipated repayment demand.

The Company entered into a security agreement dated May 13, 2002 in order to comply with the terms of the credit agreement and the note purchase agreement. The Trigger Date, as defined in the credit agreement and the note purchase agreement, occurred on March 31, 2002, requiring the Company to secure its credit facility and the senior notes with its inventory, machinery and equipment, and trade receivables.

As of March 31, 2002, the Company had working capital of $177,271,000 compared to $161,867,000 at December 31, 2001. Total short-term borrowings, including current maturities of long-term debt, were $1,705,000 at March 31, 2002 compared to $2,368,000 at December 31, 2001. A financing agreement for imported, purchased inventory items accounted for $890,000 of the short-term borrowings at March 31, 2002, while outstanding Industrial Development Revenue Bonds accounted for $500,000 of the current maturities of long-term debt at March 31, 2002 and December 31, 2001. Net cash used by operating activities for the three months ended March 31, 2002 was approximately $15,477,000 compared to net cash used by operating activities of $11,653,000 for the three months ended March 31, 2001.

Long-term debt, less current maturities, increased to $145,007,000 at March 31, 2002 from $127,285,000 at December 31, 2001. At March 31, 2002, $80,000,000 was outstanding under the senior secured note agreement, $43,900,000 was outstanding under the revolving credit facility and $19,200,000 was outstanding under the long-term principal portion of Industrial Revenue Bonds. The increase in debt from December 31, 2001 to March 31, 2002 related to funding of working capital needs for the Company.

Capital expenditures in 2002 for plant expansion and for further modernization of the Company's manufacturing processes are expected to be approximately $6,581,000. The Company expects to finance these expenditures using internally generated funds and amounts available from its credit facilities. Capital expenditures for the three months ended March 31, 2002 were $2,617,000, compared to $2,300,000 at March 31, 2001.

Subject to the matters discussed above regarding the Company's ability to comply with its Senior Secured Note and revolving credit agreement covenants, or to obtain additional waivers related thereto, the Company believes that its current working capital, cash flows generated from future operations and availability remaining under its credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements through March 31, 2003.

The following table discloses aggregate information about the Company's contractual obligations and the periods in which payments are due as of March 31, 2002:
	Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long-term debt
Credit facility	$43,900		$43,900
Senior Secured Notes	80,000			$21,429	$58,571
Industrial Dev. Revenue Bonds	19,200	$ 500	1,000	500	17,200
Other Notes Payable	3,612	1,205	2,396	11	-
Operating leases	6,440	2,285	3,897	258	-
Total contractual cash obligations	$153,152	$3,990	$51,193	$22,198	$75,771

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

Certain customers have financed purchases of the Company's products through arrangements in which the Company is contingently liable for customer debt aggregating $11,748,000 at March 31, 2002. These obligations range from 36 to 48 months in duration and have minimal risk.

In addition, the Company is contingently liable under letters of credit of approximately $19,943,000 primarily related to Industrial Revenue Bonds.

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

A significant portion of our revenues relates to the sale of equipment that produces asphalt mix. A major component of asphalt is oil, and asphalt prices correlate with the price and availability of oil. A rise in the price of oil or a material decrease in the availability of oil would increase the cost of producing asphalt, which would likely decrease demand for asphalt, resulting in decreased demand for our products. This would likely cause our revenues and profits to decrease. In fact, rising gasoline, diesel fuel and liquid asphalt prices significantly increased the operating and raw material costs of our contractor and aggregate producer customers, reducing their profits and causing delays in some of their capital equipment purchases. These delays, coupled with rising interest rates in 2000 and 2001, and a general slowdown in the U.S. economy, decreased demand for several key categories of products.

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

General economic downturns, including any downturns in the commercial construction industry, could result in a material decrease in our revenues and operating results. In fact, we believe that the economic downturn was the primary cause of our net losses for the third and fourth quarters of 2001. Demand for many of our products, especially in the commercial construction industry, is cyclical. Sales of our products are sensitive to the states of the U.S., foreign and regional economies in general, and in particular, changes in commercial construction spending and government infrastructure spending. In addition, many of our costs are fixed and cannot be quickly reduced in response to decreased demand. We could face a downturn in the commercial construction industry based upon a number of factors, including:

--a decrease in the availability of funds for construction;
--labor disputes in the construction industry causing work stoppages;
--rising gas and fuel oil prices;
--rising interest rates;
--energy or building materials shortages; and
--inclement weather.

We may be unsuccessful in complying with the financial ratio covenants or other provisions of our credit facility and note purchase agreement.

As of March 31, 2002, the Company was not in compliance with a financial ratio covenant contained in the credit facility and a similar financial ratio covenant in the note purchase agreement. The covenant violation in the credit facility was waived by the Company's banking syndicate through an amendment entered into May 13, 2002 and the covenant violation in the note purchase agreement was waived by the note holders through an amendment entered into May 13, 2002. No assurances can be provided that financial ratio covenant violations or other violations of the credit facility or note purchase agreement will not occur in the future, or if such violations occur, that the banks and/or note holders, as the case may be, will not elect to pursue their contractual remedies under the credit facility or note purchase agreement, including requiring the immediate repayment in full of all amounts outstanding. There can also be no assurance that the Company can secure adequate or timely replacement financing to repay its banks or note holders in the event of an unanticipated repayment demand.

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

We have completed ten acquisitions since 1994 and plan to acquire additional businesses in the future. We may be unable to achieve the benefits expected to be realized from our acquisitions. In addition, we may incur additional costs and our management's attention may be diverted because of unforeseen expenses, difficulties, complications, delays and other risks inherent in acquiring businesses, including the following:

--we may have difficulty integrating the financial and administrative functions of acquired businesses;
--acquisitions may divert management's attention from our existing operations;
--we may have difficulty in competing successfully for available acquisition candidates, completing future acquisitions or accurately estimating the financial effect of any businesses we acquire ;
--we may have delays in realizing the benefits of our strategies for an acquired business;
--we may not be able to retain key employees necessary to continue the operations of the acquired business;
--acquisition costs may deplete significant cash amounts or may decrease our operating income ;
--we may choose to acquire a company that is less profitable or has lower profit margins than our company; and future acquired companies may have unknown liabilities that could require us to spend significant amounts of additional capital.

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

If we are unable to protect our proprietary technology from infringement or if our technology infringes technology owned by others, then the demand for our products may decrease or we may be forced to modify our products, which could increase our costs.

We hold numerous patents covering technology and applications related to many of our products and systems, and numerous trademarks and trade names registered with the U.S. Patent and Trademark Office and in foreign countries. Our existing or future patents or trademarks may not adequately protect us against infringements and pending patent or trademark applications may not result in issued patents or trademarks. Our patents, registered trademarks and patent applications, if any, may not be upheld if challenged, and competitors may develop similar or superior methods or products outside the protection of our patents. This could reduce demand for our products and materially decrease our revenues. If our products are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify the design of our products, change the name of our products or obtain a license for the use of some of the technologies used in our products. We may be unable to do any of the foregoing in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do so could cause us to incur additional costs or lose revenues.

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

In the first quarter of 2002, international sales represented approximately 15.3% of our total sales. We plan to continue to increase our presence in international markets. In connection with any increase in international sales efforts, we will need to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist. Any difficulties in expanding our international sales may divert management's attention from our existing operations. In addition, international revenues are subject to the following risks:

--fluctuating currency exchange rates which can reduce the profitability of foreign sales;
--the burden of complying with a wide variety of foreign laws and regulations;
--dependence on foreign sales agents;
--political and economic instability of governments; and
--the imposition of protective legislation such as import or export barriers.

Our quarterly operating results are likely to fluctuate, which may decrease our stock price.

Our quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. As a result, our operating results may fall below the expectations of securities analysts and investors in some quarters, which could result in a decrease in the market price of our common stock. The reasons our quarterly results may fluctuate include:

--general competitive and economic conditions;
--delays in, or uneven timing in the delivery of, customer orders;
--the introduction of new products by us or our competitors;
--product supply shortages; and
--reduced demand due to adverse weather conditions.

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

Our charter, bylaws and Tennessee law contain provisions that may delay, deter or inhibit a future acquisition or an attempt to obtain control of Astec. This could occur even if our shareholders are offered an attractive value for their shares or if a substantial number or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us or obtaining control of us to negotiate with and obtain the approval of our Board of Directors in connection with the transaction. Provisions that could delay, deter or inhibit a future acquisition or an attempt to obtain control of us include the following:

--having a staggered Board of Directors;
--requiring a two-thirds vote of the total number of shares issued and outstanding to remove directors other than for cause;
--requiring advanced notice of actions proposed by shareholders for consideration at shareholder meetings;
--limiting the right of shareholders to call a special meeting of shareholders;
--requiring that all shareholders entitled to vote on an action provide written consent in order for shareholders to act without holding a shareholders meeting; and
--being governed by the Tennessee Control Share Acquisition Act.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

4.3 Shareholder Protection Rights Agreement dated December 22, 1995 (incorporated by reference to the Company's Current Report on Form 8-K dated December 22, 1995, File No. 0-14714).

10.36 Credit Agreement, dated September 10, 2001, between the Company and Astec Financial Services, Inc. as Borrowers and the Named Lenders with Bank One, NA as Agent (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 0-14714).

10.37 Note Purchase Agreement, dated September 10, 2001 between the Company and Astec Financial Services, Inc. and Names Private Institutional Investors (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 0-14714).

10.38 First Amendment Agreement, effective March 12, 2002, to Note Purchase Agreement, dated September 10, 2001, between the Company and Astec Financial Services, Inc. and Named Private Institutional Investors (incorporated by reference to the Company's Annual Report of Form 10-K for the year ended December 31, 2001, File No. 0-14714).

 10.39 First Amendment to Credit Agreement, effective March 12, 2002, to Credit Agreement dated September 10, 2001, between the Company and Astec Financial Services, Inc. as Borrowers and the Named Lenders with Bank One, NA as Agent (incorporated by reference to the Company's Annual Report of Form 10-K for the year ended December 31, 2001, File No. 0-14714).

10.40 Amendment No. 2 to Credit Agreement and Waiver dated May 13, 2002, by and among Astec Industries, Inc. and Astec Financial Services, Inc. and Bank One, NA as Agent.

10.41 Second Amendment Agreement, effective April 1, 2002, to Note Purchase Agreement dated September 10, 2001, between the Company and Astec Financial Services, Inc. and Named Private Institutional Investors.

10.42 Security Agreement dated May 13, 2002 by and among Astec Industries, Inc. and Astec Financial Services, Inc. and the other and Bank One, NA as Agent.

(b) Reports on Form 8-K:

A Current Report on Form 8-K was filed on March 15, 2002 disclosing market segment sales volumes and related gross margins.

______________________

The Exhibits are numbered in accordance with Item 601 of Regulation S-K. Inapplicable Exhibits are not included in the list.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTEC INDUSTRIES, INC.

(Registrant)

Date 5/14/2002	/s/ J. Don Brock
Dr. J. Don Brock
Chairman of the Board and President
Date 5/14/2002	/s/ F. McKamy Hall
F. McKamy Hall
Vice President, Chief Financial Officer and Treasurer