Form 10-Q
period 2002-06-30
ASTEC INDUSTRIES INC
filed 2002-08-14
CIK 792987

SECURITIES & EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)
[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2002.

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

YES X	NO _______

Indicate the number of shares outstanding of each of the registrant's classes of stock as of the latest practicable date.

Class	Outstanding at August 9, 2002
Common Stock, par value $0.20	19,676,914

ASTEC INDUSTRIES, INC.
INDEX
PART I - Financial Information	Page Number
Item 1. Financial Statements
Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	1
Consolidated Statements of Income for the Three and Six Months Ended June 30, 2002 and 2001	2
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001	3
Notes to Unaudited Consolidated Financial Statements	4
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk	18
PART II - Other Information
Item 1. Legal Proceedings	18
Item 4. Submission of Matters to a Vote of Security Holders	19
Item 6. Exhibits and Reports on Form 8-K	19

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Astec Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)
Account Description	June 30, 2002 (Unaudited)	December 31, 2001 (Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$ 6,828	$ 6,670
Receivables -net	79,990	68,499
Inventories	124,884	128,996
Prepaid expenses and other	16,263	21,096
Total current assets	227,965	225,261
Property and equipment - net	126,973	123,394
Goodwill	36,073	36,115
Other assets	22,804	15,921
Total assets	$413,815	$400,691
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes payable	$ 2,593	$1,812
Current maturities of long-term debt	521	556
Accounts payable - trade	36,599	26,246
Other accrued liabilities	44,289	34,780
Total current liabilities	84,002	63,394
Long-term debt, less current maturities	111,270	127,285
Other non-current liabilities	11,554	12,316
Minority interest in consolidated subsidiary	359	349
Total shareholders' equity	206,630	197,347
Total liabilities and shareholders' equity	$413,815	$400,691

Astec Industries, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands)
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001
Net sales	$126,669	$126,287	$249,111	$269,597
Cost of sales	100,044	96,865	194,610	208,852
Gross profit	26,625	29,422	54,501	60,745
Selling, general, administrative and engineering expenses	20,358	19,635	39,936	40,595
Income from operations	6,267	9,787	14,565	20,150
Interest expense	2,939	2,224	5,162	4,563
Other income, net of expense	453	464	1,128	1,108
Income before income taxes	3,781	8,027	10,531	16,695
Income taxes	1,354	3,041	3,451	6,378
Minority interest in earnings	20	33	38	61
Net income	$ 2,407	$ 4,953	$ 7,042	$ 10,256
Earnings per common share
Basic	$0.12	$ 0.26	$0.36	$ 0.53
Diluted	$0.12	$ 0.25	$0.35	$ 0.52
Weighted average common shares outstanding
Basic	19,660,976	19,381,451	19,639,122	19,353,000
Diluted	20,134,075	19,784,253	19,994,374	19,692,554

Astec Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Six months ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$ 7,042	$10,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,507	8,759
Provision for doubtful accounts	211	88
Provision for inventory reserve	1,709	550
Provision for warranty reserve	2,626	785
(Gain) on sale and disposition of fixed assets	(271)	(12)
(Gain) on sale of lease portfolio	(279)	(807)
Minority interest in earnings of subsidiary	9	57
(Increase) decrease in:
Trade receivables	(9,812)	(11,498)
Finance receivables	(7,259)	(435)
Inventories	2,403	(1,165)
Prepaid expenses and other	4,846	(2,654)
Other receivables	121	451
Other non-current assets	661	2,230
Increase (decrease) in:
Accounts payable	10,353	(2,383)
Accrued product warranty	(1,829)	(1,113)
Other accrued liabilities	8,848	(2,851)
Income taxes payable	(900)	2,994
Other operating charges	949	(862)
Net cash provided by operating activities	25,935	2,390
Cash flows from investing activities:
Proceeds from sale of property and equipment - net	826	51
Proceeds from sale and repayment of lease portfolio	7,701	25,342
Expenditures for property and equipment	(3,908)	(4,265)
Expenditures for equipment on operating lease	(14,092)	(32,620)
Net cash (used) by investing activities	(9,473)	(11,492)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreement	(14,913)	3,445
Net borrowings (repayments) under loan and note agreements	(356)	2,773
Proceeds from issuance of common stock	444	737
Net cash (used) provided by financing activities	(14,825)	6,955
Effect of exchange rate changes on cash	188	97
Net increase (decrease) in cash	1,825	(2,050)
Cash at beginning of period	5,003	7,053
Cash at end of period	$ 6,828	$ 5,003

ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

Note 2. Receivables

Receivables are net of allowance for doubtful accounts of $2,734,000 and $1,806,000 for June 30, 2002 and December 31, 2001, respectively.

Note 3. Inventories

Inventories are stated at the lower of first-in, first-out cost or market and consist of the following:

	(in thousands)
	June 30, 2002	December 31, 2001
Raw Materials	$ 38,240	$ 42,746
Work-in-Process	26,028	27,271
Finished Goods	60,616	58,979
Total	$124,884	$128,996

Note 4. Property and Equipment

Property and equipment is stated at cost. Property and equipment is net of accumulated depreciation of $74,029,000 and $69,813,000 for June 30, 2002 and December 31, 2001, respectively.

Notes to Unaudited Financial Statements - Continued

Note 5. Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with SFAS No. 128. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities.

The following table sets forth the computation of basic and diluted earnings (loss) per share:
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Numerator:
Net income	$2,407,000	$4,953,000	$7,042,000	$10,256,000
Denominator:
Denominator for basic earnings per share	19,660,976	19,381,451	19,639,122	19,353,000
Effect of dilutive securities:
Employee stock options	473,099	402,802	355,252	339,554
Denominator for diluted earnings per share	20,134,075	19,784,253	19,994,374	19,692,554
Earnings per common share: Basic Diluted	$0.12 $0.12	$0.26 $0.25	$0.36 $0.35	$0.53 $0.52

Note 6. Comprehensive Income

Total comprehensive income for the three-month and six-month periods ended June 30, 2002 was $3,147,000 and $7,991,000, respectively. Total comprehensive income for the three-month and six-month periods ended June 30, 2001 was $5,320,000 and $8,999,000, respectively.

The components of comprehensive income or loss for the periods indicated are set forth below:
	(in thousands)
	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
Net income	$2,407	$4,953	$7,042	$10,256
Net increase (decrease) in accumulated fair value of derivative financial instruments	(158)	75	(59)	(644)
Increase (decrease) in foreign currency translation	898	292	1,008	(613)
Total comprehensive income	$3,147	$5,320	$7,991	$ 8,999

Note 7. Contingent Matters

Certain customers have financed purchases of Astec products through arrangements in which the Company is contingently liable for customer debt aggregating approximately $10,838,000 at June 30, 2002 and $12,137,000 at December 31, 2001.

Notes to Unaudited Financial Statements - Continued

Note 8. Segment Information
(in thousands)
	Three months ended
	June 30, 2002
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$44,654	$54,539	$16,204	$10,443	$829	$126,669
Intersegment revenues	4,777	4,594	7,719	254	1,237	18,581
Gross profit	6,710	12,694	5,561	1,512	148	26,625
Gross profit percent	15.0%	23.3%	34.3%	14.5%	17.9%	21.0%
Segment profit	2,426	3,600	2,220	(1,037)	(3,940)	3,269

	Three months ended
	June 30, 2001
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$43,684	$45,603	$24,171	$12,047	$782	$126,287
Intersegment revenues	6,763	1,755	1,458	6	911	10,893
Gross profit	9,757	10,719	6,521	2,217	208	29,422
Gross profit percent	22.3%	23.5%	27.0%	18.4%	26.6%	23.3%
Segment profit	6,065	1,934	3,811	(681)	(5,231)	5,898

	Six months ended
	June 30, 2002
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$94,768	$96,593	$33,861	$22,035	$1,854	$249,111
Intersegment revenues	9,153	9,034	7,586	254	2,176	28,203
Gross profit	16,124	23,097	10,503	4,323	454	54,501
Gross profit percent	17.0%	23.9%	31.0%	19.6%	24.5%	21.9%
Segment profit	7,515	6,244	4,266	(269)	(9,487)	8,269

	Six months ended
	June 30, 2001
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$92,459	$106,163	$44,572	$25,011	$1,392	$269,597
Intersegment revenues	11,257	8,451	961	6	2,077	22,752
Gross profit	19,176	24,429	12,099	4,404	637	60,745
Gross profit percent	20.7%	23.0%	27.1%	17.6%	45.7%	22.5%
Segment profit	10,300	7,076	6,210	(1,442)	(11,191)	10,953

Notes to Unaudited Financial Statements - Continued

Reconciliations of the reportable segment totals for profit or loss to the Company's consolidated totals are as follows:

(In thousands)
	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Profit:
Total profit for reportable segments	$ 7,209	$11,129	$ 17,756	$ 22,144
Other profit (loss)	(3,940)	(5,231)	(9,487)	(11,191)
Equity in (loss)/income of joint venture	0	(22)	0	(68)
Minority interest in earnings	(20)	(33)	(38)	(61)
Elimination of intersegment (profit) loss	(842)	(890)	(1,189)	(568)
Total consolidated net income	$ 2,407	$ 4,953	$ 7,042	$ 10,256

Note 9. Legal Matters

There have been no material developments in legal proceedings previously reported. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies" in Part I - Item 2 of this Report.

Note 10. Seasonality

Approximately 50% - 55% of the Company's business volume typically occurs during the first half of the year. During the usual seasonal trend, the first two quarters of the year are the Company's strongest quarters for business volume, with the second quarter slightly stronger than the first quarter. The third quarter is normally weaker than the first two quarters with the fourth quarter consistently being the weakest quarter.

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

The Company's captive finance subsidiary, Astec Financial Services, Inc. ("AFS"), entered into an interest rate swap agreement on April 6, 2000, to fix interest rates on variable rate debt. The swap agreement is effective for five years with a notional amount of $7,500,000. The objective of the hedge is to offset the variability of cash flows relating to the interest payments on the variable rate debt outstanding under the Company's revolving credit facility. The sole source of the variability in the hedged cash flows results from changes in the benchmark market interest rate, which is three-month U.S. Dollar LIBOR. Changes in the cash flows of the interest rate swap are expected to be highly effective at offsetting the changes in overall cash flows (i.e., changes in interest rate payments) attributable to fluctuations in the benchmark market interest rate on the variable rate debt being hedged.

During the three-month period ended June 30, 2002, there was no material ineffectiveness related to the Company's derivative holdings and there was no component of the derivative instruments' gains or losses excluded from the assessment of hedge effectiveness.

Notes to Unaudited Financial Statements - Continued

Note 12. Recent Pronouncements

The Company adopted SFAS 142 effective January 1, 2002. Application of the non-amortization provision of SFAS 142 is expected to result in an increase in net income of approximately $2,154,000, or $0.11 per share in the current year. The Company tested goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures impairment, if any. The Company completed the required impairment tests of goodwill during the first quarter of 2002 and noted no impairment of goodwill. For the three-month and six-month periods ended June 30, 2001, goodwill amortization expense was $456,000 and $1,078,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

When used in this report, press releases and elsewhere by management or the Company from time to time, the words, "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve certain risks and uncertainties. Statements in this Form 10-Q that are forward looking include, without limitation, statements regarding the expected recovery in the economy, the Company's expected increase in net income in the current year, the Company's expected effective tax rates during 2002, the Company's expected capital expenditures in 2002, the expected benefit of financing arrangements, and the ability of the Company to meet its working capital and capital expenditure requirements through June 30, 2003. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, which include the risk factors that are discussed from time to time herein and in the Company's reports filed with the SEC, most recently in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. The Company undertakes no obligations to update the forward-looking statements.

Results of Operations

For the three months ended June 30, 2002, net sales increased $382,000 to $126,669,000 from $126,287,000 for the three months ended June 30, 2001. Domestic sales are generated primarily from equipment purchases made by customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development. While the sales volume for the second quarter of 2002 is comparable to the sales volume for the same previous year period, the Company believes domestic sales negatively impacted during 2001 are still being negatively impacted during 2002 by a general economic slowdown and delays in capital expenditures by its customers that are concerned about the slow economy.

For the six months ended June 30, 2002, net sales decreased to $249,111,000 from $269,597,000 for the six months ended June30, 2001, representing a 7.6% decrease.

Total international sales for the second quarter of 2002 decreased $725,000 to $23,563,000 from $24,288,000, or 3.0%, for the second quarter of 2001. For the three months ended June 30, 2002, international sales to European countries decreased over $4,000,000 compared to the same period in 2001, but were partially offset during the second quarter of 2002 by increased sales in the Asian countries of China, Japan and Korea. For the three months ended June 30, 2002 and 2001, international sales accounted for approximately 18.6% and 19.2% of net sales, respectively.

Total international sales for the six months ended June 30, 2002 decreased approximately $7,763,000 to $42,320,000, or 15.5%, compared to the first six months of 2001. Reduced international sales volumes in Central America, Africa, Europe and South American were offset somewhat by the increased sales volume in Asia for the first half of 2002 compared to the same period of 2001. For the six months ended June 30, 2002 and 2001, international sales accounted for approximately 17% and 18.6% of net sales, respectively.

Gross profit for the three months ended June 30, 2002 decreased to $26,625,000 from $29,422,000, or 9.5%, for the three months ended June 30, 2001, while the gross profit percentage for the three months ended June 30, 2002 decreased to 21.0% from 23.3% for the same period of 2001. The decrease in gross margin dollars and gross margin as a percent of sales for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001 related primarily to lower than normal gross margins on various custom equipment produced by the Asphalt Group segment and deferred profits on large equipment contracts of the Asphalt Paving Group for products financed as operating leases for customers by Astec Financial Services, the Company's captive finance company.

Accounting rules require that revenues and related profits on equipment sales that are financed using operating leases through a captive finance company be deferred until those leases are sold to an unrelated financial institution. In the normal transaction flow, the deferral of revenues and profits of manufactured equipment financed as operating leases, netted against the recognition of previously deferred revenues and profits, is immaterial to the quarterly financial results. During the second quarter of 2002 compared to the same period of 2001, several operating leases were not sold to outside institutions, causing a net deferral of profit on the sale of the related equipment to be deferred until later quarters.

Gross profit for the six months ended June 30, 2002 decreased $6,244,000 to $54,501,000 from $60,745,000 or 10.3% for the same period of 2001. In addition to the reasons discussed above related to decreased gross profit margins during the second quarter of 2002, but to a lesser extent, changes in product mix also negatively impacted the margins for the first half of 2002 compared to the first half of 2001. The Company continues to experience significantly reduced levels of under-absorbed overhead and utilization of plant capacity for the three and six months ended June 30, 2002, compared to the same periods of 2001.

Selling, general, administrative and engineering expenses for the three months ended June 30, 2002 were $20,358,000, compared to $19,635,000 for the three months ended June 30, 2001, an increase of $723,000 or 3.7%. The increase in selling, general, administrative and engineering expenses for the second quarter of 2002, compared to the same period of 2001, related primarily to expenses of approximately $329,000 for the ConExpo trade show held once every three years in Las Vegas, Nevada and approximately $285,000 for legal settlements of lawsuits in the normal course of business.

For the six months ended June 30, 2002, selling, general, administrative and engineering expenses decreased $659,000 or 1.6% to $39,936,000 from $40,595,000 for the six months ended June 30, 2001. For the six months ended June 30, 2002, the Company expensed approximately $400,000 related to the ConExpo trade show in Las Vegas. In spite of the additional legal and exhibition costs described above, the Company continues to benefit in 2002 from the overall cost reduction measures initiated in 2001.

Interest expense increased to $2,939,000 for the quarter ended June 30, 2002 from $2,224,000 for the quarter ended June 30, 2001. Interest expense as a percentage of net sales was approximately 2.3% and 1.8% for the three months ended June 30, 2002 and 2001, respectively.

Interest expense increased $599,000 or 13% to $5,162,000 for the six months ended June 30, 2002, compared to the same period of 2001. Interest expense as a percentage of sales was approximately 2.1% and 1.7% for the six months ended June 30, 2002 and 2001, respectively. The increase in interest expense for the second quarter and first six months of 2002, compared to the same periods of 2001 related primarily to interest rate increases resulting from a sliding scale of interest rates based on financial ratio covenants. In addition, the senior subordinated note agreement entered into on September 10, 2001, are at rates higher than those paid in 2001, but provides fixed rate, long-term financing which should prove beneficial in future years.

Other income, net of other expense, was $453,000 for the quarter ended June 30, 2002, compared to $464,000 for the quarter ended June 30, 2001. For the second quarter of 2002, in accordance with SFAS 142, goodwill was not amortized, while for the second quarter of 2001, other income, net of expense included amortization expense of $456,000.

For the six months ended June 30, 2002 other income, net of expense was $1,128,000, compared to $1,108,000 for the same period of 2001. Again, in accordance with SFAS 142, goodwill was not amortized during 2002 while for the six months ended June 30, 2001 the Company recorded amortization expense of $1,079,000. Significantly lower gains from the sale of smaller volume lease and loan portfolios by Astec Financial Services, Inc., the Company's captive finance company, resulted in decreased other income, net of expense for the three-month and six-month periods ended June 30, 2002 compared to the same periods of 2001.

For the three months ended June 30, 2002, income tax expense was $1,354,000, compared to income tax expense of $3,041,000 for the three months ended June 30, 2001, a decrease of $3,451,000. The effective tax rate for the three months ended June 30, 2002 and 2001 was 35.8% and 37.9%, respectively. The consolidated effective tax rate includes foreign tax expense for South Africa at an effective tax rate of approximately 33%.

Tax expense for the six months ended June 30, 2002 and 2001 was $3,451,000 and $6,378,000, respectively. The effective tax rates for the six-month periods ended June 30, 2002 and 2001 were 32.8% and 38.2%, respectively. The decrease in the effective tax rate for the first half of 2002, compared to the same period of 2001 relates to tax credits received during the first quarter of 2002. The Company expects the effective tax rate for the remaining quarters of 2002 to be comparable to historical effective rates.

Backlog of orders at June 30, 2002 was $84,191,000, compared to $59,220,000 at June 30, 2001, an increase of 42%. The increase in the backlog of orders at June 30, 2002 compared to June 30, 2001 relates primarily to increased domestic backlog for equipment of the Company's Aggregate and Mining Group. The increase in the backlog can be primarily attributed to several large system or turnkey installations currently underway consisting primarily of conveying and crushing equipment. The Company is unable to determine whether this backlog effect was experienced by the industry as a whole.

Liquidity and Capital Resources

On September 10, 2001, the Company and Astec Financial Services entered into a $125,000,000 revolving credit facility with a syndicate of banks that expires on September 10, 2004. Under this agreement, interest payments on all borrowing shall be payable (a) in arrears on the first day of each March, June, September and December, (b) on any date the borrowings are prepaid due to acceleration and (c) on maturity. Advances to Astec Financial Services under this line of credit are limited to a certain percentage of "Eligible Equipment Receivables" of Astec Financial Services as defined in the credit agreement that governs the credit facility.

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

On March 12, 2002, the Company executed the first amendment to the credit facility, which decreased the maximum amount available from $125,000,000 to $100,000,000, relaxed certain financial ratio covenants for 2002, provided security for the lenders in certain situations, and added a .375% interest rate surcharge, and waived certain violations of financial ratios under the original agreement. A second amendment to the credit agreement, dated May 13, 2002, waived non-compliance of certain financial covenants for the quarter ended March 31, 2002 and amended the leverage ratio sliding scale on which interest and various fee rates are determined. Borrowings under the credit facility as amended by the second amendment to the credit agreement bear interest at a rate equal to the London Interbank Offering Rate ("LIBOR") plus from 1.0% to 3.25%, depending on the leverage ratio as defined by the credit agreement and applied to the sliding scale.

At June 30, 2002, the Company and Astec Financial Services were not in compliance with the leverage and fixed charge coverage ratio covenants of the amended revolving credit facility. These violations were waived as part of the third amendment to the credit agreement dated August 7, 2002, which amended the leverage ratio sliding scale on which interest and various fee rates are determined. The rates at which borrowings accrue interest did not change from that stated in the second amendment. At June 30, 2002, the Company was utilizing $13,100,000 of the amount available under the revolving credit facility for borrowing related to customer financing through Astec Financial Services and an additional $20,200,000 to support outstanding letters of credit (primarily for industrial revenue bonds).

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

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., has available a credit facility of $1,250,000 to finance short-term working capital needs and an additional $1,250,000 available to cover the short-term establishment of letter of credit performance guarantees. As of June 30, 2002, Osborn Engineered Products had no outstanding balance due under the credit facility. The Company's Canadian subsidiary, Breaker Technology Ltd. has available a revolving line of credit of approximately $1,000,000 to finance short-term working capital needs using their local currency. As of June 30, 2002, Breaker Technology Ltd. had no outstanding amount under the credit facility.

On September 10, 2001, the Company and Astec Financial Services entered into a note purchase agreement for $80,000,000 of senior notes, placed with private institutions, due September 11, 2011 at a fixed rate of interest of 7.56%. On September 10, 2005 and on each September 10 thereafter through the due date, the Company is required to make a principal payment of $10,714,286. Interest will be due and payable semiannually on each March 10 and September 10. As part of this agreement, the Company must maintain certain net worth and fixed charge coverage ratios. On March 12, 2002, the Company executed the first amendment to the note purchase agreement to relax certain financial ratio covenants for 2002 and to provide additional security for the note holders in certain situations. The first amendment to the note purchase agreement also added a 0.375% interest rate surcharge and waived certain violations of financial ratios under the original agreement.

The second amendment to the note purchase agreement, executed May 13, 2002 and effective April 1, 2002, waived certain financial covenant violations as of March 31, 2002. It also included a .375% to 1.375% interest rate surcharge applied on a sliding scale based on the covenant calculation each quarter if the original covenant ratios are not met. At June 30, 2002, the Company was not in compliance with the leverage and fixed charge coverage covenants of the senior note agreement. These covenant violations were waived by a majority of the note holders as part of the third amendment to the note purchase agreement dated August 6, 2002. The rate at which the senior subordinated note indebtedness accrues interest did not change from that stated in the second amendment.

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

As of June 30, 2002, the Company had working capital of $143,962,000, compared to $161,867,000 at December 31, 2001. Total short-term borrowings, including current maturities of long-term debt, were $3,114,000 at June 30, 2002, compared to $2,368,000 at December 31, 2001. A financing agreement for imported, purchased inventory items accounted for $2,110,000 of the short-term borrowings at June 30, 2002, while outstanding Industrial Development Revenue Bonds accounted for $500,000 of the current maturities of long-term debt at June 30, 2002 and December 31, 2001. Net cash provided by operating activities for the six months ended June 30, 2002 was approximately $25,935,000 compared to $2,390,000 for the six months ended June 30, 2001. Operating activities contributing to cash during 2002 were primarily (a) increased accounts payable for invoices not yet due under normal terms and under extended payment terms and (b) increased other accrued liabilities from customer deposits related to large equipment contracts and insurance reserves associated with the Company's captive insurance company. These operating activity contributions were partially offset by increased finance receivables resulting from fewer lease portfolio sales during 2002.

Long-term debt, less current maturities, decreased to $111,270,000 at June 30, 2002 from $127,285,000 at December 31, 2001. At June 30, 2002, $80,000,000 was outstanding under the senior secured note agreement, $13,100,000 was outstanding under the revolving credit facility and $19,200,000 was outstanding under the long-term principal portion of Industrial Revenue Bonds.

Capital expenditures in 2002 for plant expansion and for further modernization of the Company's manufacturing processes are expected to be approximately $7,600,000. This amount includes $1,500,000 of capital additions to be made during the fourth quarter of 2002 for the manufacturing facility acquired in Loudon, Tennessee. The Company expects to finance these expenditures using internally generated funds and amounts available from its credit facilities. Net cash used by investing activities for the six months ended June 30, 2002 was approximately $9,473,000, compared to $11,492,000 for the six months ended June 30, 2001. Capital expenditures for the six months ended June 30, 2002 were $3,908,000, compared to $4,265,000 at June 30, 2001. Proceeds from the sale and repayment of lease portfolio was approximately $7,701,000 for the six months ended June 30, 2002, compared to $25,342,000 for the six months ended June 30, 2001. The decrease in proceeds from the sale and repayment of lease portfolio was the result of Astec Financial not selling during the first half of 2002 as large a number of the operating leases as it did during the same period of 2001. Expenditures for equipment on operating lease was approximately $14,092,000 for the six months ended June 30, 2002, compared to $32,620,000 for the same period ended June 30, 2001. The decrease in expenditures for equipment on operating lease was due to a decrease in the number of the Company's equipment sales that were financed through Astec Financial Services on operating leases.

Subject to the matters discussed above regarding the Company's ability to comply with its Senior Secured Note and revolving credit agreement covenants, or to obtain additional waivers related thereto, the Company believes that its current working capital, cash flows generated from future operations and availability remaining under its credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements through June 30, 2003.

The following table discloses aggregate information about the Company's contractual obligations and the periods in which payments are due as of June 30, 2002:

(in thousands)
	Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 year	2-3 Years	4-5 Years	After 5 Years
Long-term debt
Credit facility	$ 13,100		$13,100
Senior Secured Notes	80,000			$21,429	$58,571
Industrial Development Revenue Bonds	19,200	$ 500	1,000	500	17,200
Other Notes Payable	2,084	2,031	27	21	5
Operating leases	7,406	2,423	3,830	755	398
Total contractual cash obligations	$121,790	$4,954	$17,957	$22,705	$76,174

Subsequent Events

On July 18, 2002 the Company announced it had entered into a strategic alliance with Case Construction Equipment for the manufacture, marketing and sale of trenchers, horizontal directional drills ("HDD") and related equipment for the utility construction market. Under an original equipment manufacturer agreement ("OEM"), the Company's Underground Group will produce the current line of eight Case trenchers, three HDD's, HDD fluid-mixing systems and downhole tools, and will also dedicate selected models of Trencor trenchers and American Augers HDD's to be distributed through the Case dealer networks. As part of the agreement, the Company will also have access to Case's worldwide dealer networks and access to Case's purchasing power for these product lines through its supply base. In addition, the Company will acquire certain intellectual property, tooling and other product-specific manufacturing assets from Case. The Company's subsidiary Trencor, Inc. will manufacture and sell Case trencher products beginning in early 2003, with the full Case product line integration and related manufacturing operations scheduled for completion by the end of 2003.

On July 15, 2002, Astec announced that it has entered into an agreement to sell its Trencor facility in Grapevine, Texas through a tax-free exchange for which the Company would receive cash and property. Proceeds from the sale of the Trencor facility will be used to fund the above referenced OEM arrangement with Case, acquire a state-of-the-art manufacturing facility, make necessary capital improvements, and cover relocation expenses. On August 2, 2002, the Company announced an agreement with John Deere Commercial Worksite Products, Inc. to acquire Deere's state-of-the-art 300,000 square-feet manufacturing facility located on 108 acres in Loudon, Tennessee, which was referenced in the July 15 announcement. The land and manufacturing facility purchase transaction is scheduled to close in October 2002.

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

Certain customers have financed purchases of the Company's products through arrangements in which the Company is contingently liable for customer debt aggregating $10,838,000 at June 30, 2002. These obligations range from 36 to 48 months in duration and have minimal risk.

In addition, the Company is contingently liable under letters of credit of approximately $20,200,000 primarily related to Industrial Revenue Bonds.

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

A significant portion of our revenues relates to the sale of equipment that produces asphalt mix. A major component of asphalt is oil, and asphalt prices correlate with the price and availability of oil. A rise in the price of oil or a material decrease in the availability of oil would increase the cost of producing asphalt, which would likely decrease demand for asphalt, resulting in decreased demand for our products. This would likely cause our revenues and profits to decrease. In fact, rising gasoline, diesel fuel and liquid asphalt prices significantly increased the operating and raw material costs of our contractor and aggregate producer customers, reducing their profits and causing delays in some of their capital equipment purchases. These delays, along with the general slowdown in the U.S. economy, have decreased demand for several key categories of products.

Downturns in the general economy or the commercial construction industry may adversely affect our revenues and operating results.

General economic downturns, including any downturns in the commercial construction industry, could result in a material decrease in our revenues and operating results. In fact, we believe that the economic downturn was the primary cause of our net losses for the third and fourth quarters of 2001. Demand for many of our products, especially in the commercial construction industry, is cyclical. Sales of our products are sensitive to the states of the U.S., foreign and regional economies in general, and in particular, change in commercial construction spending and government infrastructure spending. In addition, many of our costs are fixed and cannot be quickly reduced in response to decreased demand. We could face a downturn in the commercial construction industry based upon a number of factors, including:

-a decrease in the availability of funds for construction;
-labor disputes in the construction industry causing work stoppages;
-rising gas and fuel oil prices;
-rising interest rates;
-energy or building materials shortages; and
-inclement weather.

We may be unsuccessful in complying with the financial ratio covenants or other provisions of our credit facility and note purchase agreement.

As of June 30, 2002, the Company was not in compliance with the leverage and fixed charge coverage ratio covenants contained in the credit facility and similar financial ratio covenants in the note purchase agreement. The covenant violations in the credit facility were waived by the Company's banking syndicate through an amendment entered into on August 7, 2002 and the covenant violations in the note purchase agreement were waived by a majority of the note holders through an amendment entered into August 6, 2002. No assurances can be provided that financial ratio covenant violations or other violations of the credit facility or note purchase agreement will not occur in the future, or if such violations occur, that the banks and/or note holders, as the case may be, will not elect to pursue their contractual remedies under the credit facility or note purchase agreement, including requiring the immediate repayment in full of all amounts outstanding. There can also be no assurance that the Company can secure adequate or timely replacement financing to repay its banks or note holders in the event of an unanticipated repayment demand.

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

We have completed ten acquisitions since 1994 and plan to acquire additional businesses in the future. We may be unable to achieve the benefits expected to be realized from our acquisitions. In addition, we may incur additional costs and our management's attention may be diverted because of unforeseen expenses, difficulties, complications, delays and other risks inherent in acquiring businesses, including the following:

-we may have difficulty integrating the financial and administrative functions of acquired businesses;
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
-acquisition costs may deplete significant cash amounts or may decrease our operating income;
-we may choose to acquire a company that is less profitable or has lower profit margins than our Company; and future acquired companies may have unknown liabilities that could require us to spend significant amounts of additional capital.

Competition could reduce revenue from our products and services and cause us to lose market share.

We currently face strong competition in product performance, price and service. Some of our national competitors have greater financial, product development and marketing resources than we have. If competition in our industry intensifies or if our current competitors enhance their products or lower their prices for competing products, we may lose sales or be required to lower the prices we charge for our products. This may reduce revenue from our products and services, lower our gross margins or cause us to lose market share. In fact, some key competitors slashed prices in 2001 and 2002 in an effort to make sales as demand in our industry slowed. As a result, we continue to experience price erosion and lower gross margins.

We may face product liability claims or other liabilities due to the nature of our business. If we are unable to obtain or maintain insurance or if our insurance does not cover liabilities, we may incur significant costs, which could reduce our profitability.

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

In the second quarter of 2002, international sales represented approximately 18.6% of our total sales. We plan to continue to increase our presence in international markets. In connection with any increase in international sales efforts, we will need to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist. Any difficulties in expanding our international sales may divert management's attention from our existing operations. In addition, international revenues are subject to the following risks:

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

-having a staggered Board of Directors;
-requiring a two-thirds vote of the total number of shares issued and outstanding to remove directors other than for cause;
-requiring advanced notice of actions proposed by shareholders for consideration at shareholder meetings;
-limiting the right of shareholders to call a special meeting of shareholders;
-requiring that all shareholders entitled to vote on an action provide written consent in order for shareholders to act without holding a shareholders meeting; and
-being governed by the Tennessee Control Share Acquisition Act.

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

Critical Accounting Policies

In response to the SEC's financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the Company's financial conditions. The three accounting estimation processes discussed below are inventory valuation, allowance for doubtful accounts, and litigation contingencies. These estimation processes affect current assets and are therefore critical in assessing the financial and operating status of the Company. These estimates involve certain assumption that, if materially incorrect, could create an adverse impact on the Company's operations and financial position. We believe our critical accounting policies are as follows:

Inventory Valuation: Inventories are valued at the lower of cost or market for each of the Company's business segments. The most significant component of the Company's inventories is steel. Open market prices, which are subject to volatility, determine the cost of steel for the Company. Annual pricing contracts are in place for certain of the Company's major steel suppliers to limit the steel price to an agreed upon range during the term on the contract. In addition, the Company has arranged "just-in-time" delivery agreements from its major steel suppliers to reduce the amount of on-hand steel in inventory on any given date. During periods when open market prices decline, the Company may need to provide an allowance to reduce the carrying value of the inventory.

In addition, over time, certain items in inventory may become obsolete, and as such, the Company may establish an allowance to reduce the carrying value of these items to their net realizable value. Inventories are sensitive to design and engineering changes in machines resulting from technological advances, various design enhancements and changes in production methods, among others. The initial reserve for obsolete inventories relates primarily to raw materials inventories and is determined based on a percentage write-down of the inventory value each year based on last usage. Detailed inventory listings, indicating the last date an item was sold or issued to production, are reviewed and a reserve is calculated based on: no write-down of value in the first year with no usage; one-third write-down in the second year with no usage; two-thirds write-down in the third year with no usage; and reserved at one hundred percent after the fourth year of no usage. If, prior to the time constraints of the above analysis, it is determined that certain inventory has little or no future value, then it is reserved at one hundred percent.

Historically, finished goods inventory accounts for 40% to 50% of the Company's total inventory value. Finished goods inventory, which includes new machinery held for sale, used equipment received as trade-in on the purchase of new equipment and used equipment on short-term rental are valued at the lower of cost or market. At June 30, 2002, used and rental equipment accounted for approximately 21% of the total inventory value. The Company employs a sales force dedicated solely to the marketing of used equipment for which there exists a significant customer base. Used equipment received on trade is valued by used equipment sales personnel who inspect the equipment and value it based on assumptions of condition and current market demand for that particular equipment. Recorded market values are reviewed monthly and reserves are adjusted as necessary to record the equipment at the net realizable value.

  Allowance for Doubtful Accounts: The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations, a specific reserve for bad debts is recorded against amounts due to reduce the net recognizable receivable to the amount reasonably expected to be collected. Additionally, a general percentage of past due receivables is reserved, based on the Company's past experience of collectibility. If circumstances change (i.e. higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations), estimates of the recoverability of amounts due could be reduced by a material amount.

Assumptions underlying evaluation of collectibility may be: past collection history of the individual customer, credit ratings by independent services, customer financing arrangements and total amounts currently due to the Company from the customer. Reserves are sensitive primarily to changes in the individual customer credit worthiness and to the total of past due amounts from customers on the whole.

Litigation Contingencies: As a normal course of business in the industry, the Company is named as a defendant in a number of legal proceedings associated with product liability matters. The Company does not believe it is a party to any legal proceedings that will have a material adverse effect on the consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions related to these proceedings.

As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies" in Part I - Item 2 of this report, the Company has accrued its best estimate of the probable cost for the resolution of these claims. This estimate has been developed in consultation with outside counsel that is handling the defense in these matters and is based upon a combination of litigation and settlement strategies. The recorded estimates may be subject to decisions of juries or other presiding officials who can affirm or deny in appeal the amount of a judgment. Based on the various circumstances in the actual litigation process the case may be settled out of court. When a judgment has been handed down for amounts materially different than the amount of the estimated reserve, the reserve is adjusted upward or downward to that amount. Certain litigation is being addressed before juries in states where past jury awards have been significant. To the extent additional information arises or strategies change, it is possible that the Company's best estimate of the probable liability in these matters may change materially.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders was held on Thursday, April 25, 2002, in Chattanooga, Tennessee, at which the following matters were submitted to a vote of the shareholders:

  Votes regarding the election of three Directors for a term expiring in 2005 were as follows:

	FOR	WITHHELD
William D. Gehl	17,156,985	215,564
Ronald W. Dunmire	17,159,035	213,514
Ronald F. Green	17,157,035	215,514

Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

Term Expiring in 2003	Term Expiring in 2004
Daniel K. Frierson	Albert E. Guth
Robert G. Stafford	W. Norman Smith
Robert H. West	William B. Sansom
J. Don Brock

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:
Exhibit No.	Description
3.1	Restated Charter of the Company (incorporated by reference to the Company's Registration Statement on Form S-1, effective June 18, 1986, File No. 33-5348).

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

10.40

Amendment No. 2 to Credit Agreement and Waiver dated May 13, 2002, by and among Astec Industries, Inc. and Astec Financial Services, Inc. and Bank One, NA as Agent (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 0-14714).

10.41

Second Amendment Agreement, effective April 1, 2002, to Note Purchase Agreement dated September 10, 2001, between the Company and Astec Financial Services, Inc. and Named Private Institutional Investors (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 0-14714).

10.42

Security Agreement dated May 13, 2002 by and among Astec Industries, Inc. and Astec Financial Services, Inc. and the other and Bank One, NA as Agent (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 0-14714).

10.43

Third Amendment Agreement, dated August 14, 2002, to Note Purchase Agreements dated September 10, 2001 and 7.56% Secured Notes due September 10, 2011, between the Company and Astec Financial Services, Inc. and Named Private Institutional Investors.

10.44

Amendment No. 3 to Credit Agreement and Waiver dated August 7, 2002 by and among Astec Industries, Inc. and Astec Financial Services, Inc. and together with Bank One, NA, individually and as agent, and the other financial institutions.

Reports on Form 8-K:
(b) No reports on Form 8-K have been filed during the quarter ended June 30, 2002.

______________________
The Exhibits are numbered in accordance with Item 601 of Regulation S-K. Inapplicable Exhibits are not included in the list.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTEC INDUSTRIES, INC.
(Registrant)

8/14/2002 Date	/s/ J. Don Brock J. Don Brock Chairman of the Board and President
8/14/2002 Date	/s/ F. McKamy Hall F. McKamy Hall Vice President, Chief Financial Officer and Treasurer