Form 10-Q
period 2002-09-30
ASTEC INDUSTRIES INC
filed 2002-11-15
CIK 792987

SECURITIES & EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2002.

OR

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

YES X	NO _______

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2002
Common Stock, par value $0.20	19,676,914

INDEX
ASTEC INDUSTRIES, INC.
Page Number
PART I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001

Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2002 and 2001

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001

Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II - Other Information

Item 1. Legal Proceedings

Item 3. Defaults Upon Senior Securities

Item 6. Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Astec Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)
Account Description	September 30, 2002 (Unaudited)	December 31, 2001 (Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$ 8,927	$ 6,670
Receivables - net	73,766	68,499
Inventories	128,513	128,996
Prepaid expenses and other	15,837	21,096
Total current assets	227,043	225,261
Property and equipment - net	118,824	123,394
Goodwill	36,073	36,115
Other assets	20,481	15,921
Total assets	$402,421	$400,691
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes payable	$ 2,040	$ 1,812
Current maturities of long-term debt	521	556
Accounts payable - trade	31,532	26,246
Other accrued liabilities	42,590	34,780
Total current liabilities	76,683	63,394
Long-term debt, less current maturities	109,650	127,285
Other non-current liabilities	11,715	12,316
Minority interest in consolidated subsidiary	372	349
Total shareholders' equity	204,001	197,347
Total liabilities and shareholders' equity	$402,421	$400,691

Astec Industries, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands)
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2002	2001	2002	2001
Net sales	$126,100	$103,124	$375,211	$372,721
Cost of sales	105,338	85,932	299,948	294,784
Gross profit	20,762	17,192	75,263	77,937
Selling, general, administrative and engineering expenses	21,145	17,606	61,080	58,201
Income (loss) from operations	(383)	(414)	14,183	19,736
Interest expense	2,672	2,105	7,834	6,668
Other income, net of expense	932	131	2,059	1,239
Income (loss) before income taxes	(2,123)	(2,388)	8,408	14,307
Income taxes (benefit)	(706)	(1,070)	2,745	5,308
Minority interest in earnings	21	28	59	89
Net income (loss)	$(1,438)	$(1,346)	$5,604	$8,910
Earnings per common share
Basic	$(0.07)	$(0.07)	$0.29	$ 0.46
Diluted	$(0.07)	$(0.07)	$0.28	$ 0.45
Weighted average common shares outstanding
Basic	19,676,205	19,469,473	19,651,619	19,392,251
Diluted	19,676,205	19,469,473	19,951,912	19,735,532

Astec Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$5,604	$8,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,646	12,896
Provision for doubtful accounts	477	142
Provision for inventory reserve	3,615	958
Provision for warranty reserve	5,216	2,246
Gain on sale and disposition of fixed assets	(270)	(12)
Gain on sale of lease portfolio	(802)	(992)
Minority interest in earnings of subsidiary	22	(12)
Provision for pension reserve	327	273
(Increase) decrease in:
Trade receivables	(4,029)	(9,698)
Finance receivables	(3,113)	(2,648)
Inventories	(3,132)	4,748
Prepaid expenses and other	5,272	(68)
Other receivables	295	3,076
Other non-current assets	(3,439)	(479)
Increase (decrease) in:
Accounts payable	5,287	(10,548)
Accrued product warranty	(4,374)	(3,593)
Other accrued liabilities	7,097	(7,433)
Income taxes payable	(1,059)	3,056
Foreign currency transaction (gain) loss	196	(810)
Other operating charges	(127)	(764)
Net cash provided (used) by operating activities	22,709	(752)
Cash flows from investing activities:
Proceeds from sale of property and equipment - net	840	55
Proceeds from sale and repayment of lease portfolio	14,198	30,134
Expenditures for property and equipment	(5,595)	(6,406)
Expenditures for equipment on operating lease	(11,618)	(36,481)
Net cash used by investing activities	(2,175)	(12,698)
Cash flows from financing activities:
Net repayments under revolving credit agreement	(17,113)	(51,200)
Net repayments under loan and note agreements	(330)	81,307
Proceeds from issuance of common stock	699	742
Net cash (used) provided by financing activities	(16,744)	30,849
Effect of exchange rate changes on cash	134	198
Net increase in cash	3,924	17,597
Cash at beginning of period	5,003	7,053
Cash and cash equivalents at end of period	$ 8,927	$24,650

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

Note 2. Receivables

Receivables are net of allowance for doubtful accounts of $2,734,000 and $1,806,000 for September 30, 2002 and December 31, 2001, respectively.

Note 3. Inventories

Inventories are stated at the lower of first-in, first-out cost or market and consist of the following:

	(in thousands)
	September 30, 2002	December 31, 2001
Raw Materials	$ 51,718	$ 42,746
Work-in-Process	28,500	27,271
Finished Goods	48,295	58,979
Total	$128,513	$128,996

Note 4. Property and Equipment

Property and equipment is stated at cost. Property and equipment is net of accumulated depreciation of $77,131,000 and $69,813,000 for September 30, 2002 and December 31, 2001, respectively.

Note 5. Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with SFAS No. 128. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities.

The following table sets forth the computation of basic and diluted earnings (loss) per share:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Numerator:
Net income (loss)	$(1,438,000)	$(1,346,000)	$5,604,000	$8,910,000
Denominator:
Denominator for basic earnings per share	19,676,205	19,469,473	19,651,619	19,392,251
Effect of dilutive securities:
Employee stock options	-	-	300,293	343,281
Denominator for diluted earnings per share	19,676,205	19,469,473	19,951,912	19,735,532
Earnings per common share:
Basic	$ (0.07)	$ (0.07)	$ 0.29	$ 0.46
Diluted	$ (0.07)	$ (0.07)	$ 0.28	$ 0.45

Note 6. Comprehensive Income

Total comprehensive income for the three-month and nine-month periods ended September 30, 2002 was $2,034,000 and $5,957,000, respectively. Total comprehensive income for the three-month and nine-month periods ended September 30, 2001 was $2,086,000 and $7,123,000, respectively.

The components of comprehensive income or loss for the periods indicated are set forth below:
	(in thousands)
	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
Net income (loss)	$(1,438)	$(1,346)	$5,604	$8,910
Net decrease in accumulated fair value of derivative financial instruments	(127)	(121)	(164)	(764)
Increase (decrease) in foreign currency translation	(469)	(619)	517	(1,023)
Total comprehensive income (loss)	$(2,034)	$(2,086)	$5,957	$ 7,123

Note 7. Contingent Matters

Certain customers have financed purchases of Astec products through arrangements in which the Company is contingently liable for customer debt aggregating approximately $13,343,000 at September 30, 2002 and $12,137,000 at December 31, 2001.

Note 8. Segment Information
	(in thousands)
	Three months ended
	September 30, 2002
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$40,776	$52,349	$23,768	$ 8,052	$ 1,155	$126,100
Intersegment revenues	2,616	16,344	(4,851)	1,128	823	16,060
Gross profit	5,909	9,717	4,380	394	362	20,762
Gross profit percent	14.5%	18.6%	18.4%	4.9%	31.3%	16.5%
Segment profit	$ 320	$ 1,566	$ 1,073	$(2,354)	$(2,609)	$(2,004)

	Three months ended
	September 30, 2001
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$26,149	$42,533	$19,082	$14,369	$ 991	$103,124
Intersegment revenues	5,630	2,822	1,831	6	357	10,646
Gross profit	2,278	8,139	4,739	1,853	183	17,192
Gross profit percent	8.7%	19.1%	24.8%	12.9%	18.5%	16.7%
Segment profit	$(1,468)	$ 815	$ 1,867	$ (542)	$(1,718)	$ (1,046)

	Nine months ended
	September 30, 2002
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$135,544	$148,942	$57,628	$ 30,087	$ 3,010	$375,211
Intersegment revenues	11,769	25,379	2,735	1,382	2,999	44,264
Gross profit	22,033	32,814	14,884	4,717	815	75,263
Gross profit percent	16.3%	22.0%	25.8%	15.7%	27.1%	20.1%
Segment profit	$ 7,835	$ 7,809	$ 5,338	$(2,622)	$(12,096)	$ 6,264

	Nine months ended
	September 30, 2001
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$118,609	$148,695	$63,654	$ 39,380	$ 2,383	$372,721
Intersegment revenues	16,887	11,274	2,793	12	2,434	33,400
Gross profit	21,454	32,568	16,839	6,256	820	77,937
Gross profit percent	18.1%	21.9%	26.5%	15.9%	34.4%	20.9%
Segment profit	$ 8,831	$ 7,892	$ 8,077	$(1,984)	$(12,909)	$ 9,907

Reconciliations of the reportable segment totals for profit or loss to the Company's consolidated totals are as follows:
	(In thousands)
	Three months ended September 30,		Nine months ended September 30,
Profit:	2002	2001	2002	2001
Total profit for reportable segments	$ 605	$ 672	$18,360	$ 22,816
Other profit (loss)	(2,609)	(1,718)	(12,096)	(12,909)
Equity in (loss)/income of joint venture	-	(23)	-	(92)
Minority interest in earnings	(21)	(28)	(59)	(89)
Elimination of intersegment (profit) loss	587	(249)	(601)	(816)
Total consolidated net income (loss)	$(1,438)	$(1,346)	$ 5,604	$ 8,910

Note 9. Legal Matters

There have been no material developments in legal proceedings previously reported. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies" in Part I - Item 2 of this Report.

Note 10. Seasonality

Approximately 75% - 80% of the Company's business volume typically occurs during the first nine months of the year. During the usual seasonal trend, the first two quarters of the year are the Company's strongest quarters for business volume, with the second quarter slightly stronger than the first quarter. The third quarter is normally weaker than the first two quarters with the fourth quarter consistently being the weakest quarter.

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

During the three-month period ended September 30, 2002, there was no material ineffectiveness related to the Company's derivative holdings and there was no component of the derivative instruments' gains or losses excluded from the assessment of hedge effectiveness.

Note 12. Recent Pronouncements

The Company adopted SFAS 142 effective January 1, 2002. Application of the non-amortization provision of SFAS 142 is expected to result in an increase in net income of approximately $2,154,000, or $0.11 per share in the current year. The Company tested goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures impairment, if any. The Company completed the required impairment tests of goodwill during the first quarter of 2002 and noted no impairment of goodwill. For the three-month and nine-month periods ended September 30, 2001, goodwill amortization expense was $539,000 and $1,618,000, respectively.

Note 13. Long-term Debt

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

On March 12, 2002, the Company executed the first amendment to the credit facility, which decreased the maximum amount available from $125,000,000 to $100,000,000, relaxed certain financial ratio covenants for 2002, provided security for the lenders in certain situations, and added a .375% interest rate surcharge, and waived the violations of financial ratios under the original agreement. A second amendment to the credit agreement, dated May 13, 2002, waived non-compliance of the financial covenants for the quarter ended March 31, 2002 and amended the leverage ratio sliding scale on which interest and various fee rates are determined. Borrowings under the credit facility as amended by the second amendment to the credit agreement bear interest at a rate equal to the London Interbank Offering Rate ("LIBOR") plus from 1.0% to 3.25%, depending on the leverage ratio as defined by the credit agreement and applied to the sliding scale. On August 7, 2002, the Company entered into a third amendment to the credit agreement. The third amendment waived non-compliance with the leverage and fixed charge coverage ratio covenants.

At September 30, 2002 the Company and Astec Financial Services were not in compliance with the leverage and fixed charge coverage ratio covenants of the amended revolving credit facility. As a result of the breaches, the Company was in default under its credit facility. At September 30, 2002, Astec Financial Services was utilizing $10,900,000 of the amount available under the revolving credit facility for borrowing related to customer financing and the Company was utilizing an additional $20,639,000 to support outstanding letters of credit (primarily for industrial revenue bonds).

On October 24, 2002, the Company and Astec Financial Services entered into a forbearance agreement with its lenders under the credit agreement and Bank One, NA, as agent under the credit agreement. Under the forbearance agreement, (i) the lenders agreed, subject to certain conditions, not to exercise through November 14, 2002 any of the remedies available to them as a result of the breaches of the covenants, (ii) the total commitment available to the Company and Astec Financial Services under the credit agreement was reduced from $100,000,000 to $75,000,000, (iii) the Company was prohibited from making any acquisitions, other than specified acquisitions pursuant to agreements to which the Company had already entered, and (iv) the Company agreed to pay any proceeds generated from the sale of property in Grapevine, Texas and from the sale of loans from Astec Financial Services to the lenders to reduce the outstanding loans or to be deposited as cash collateral to secure the Company's obligations with respect to outstanding letters of credit.

On November 14, 2002, the Company entered into the fourth amendment to the credit facility, which waived the violations of financial ratios for the quarter ended September 30, 2002; decreased the maximum commitment available from $75,000,000 to $58,200,000; relaxed through June 30, 2003 the two financial ratio covenants that were breached as of September 30, 2002; added a minimum earnings before interest expense, income tax expense, depreciation, and amortization covenant for the fourth quarter of 2002; provided additional security to the lenders in the form of real estate mortgages on certain of the Company's property; limited the amount of additional funds available for working capital purposes to $5,000,000 above the approximately $53,200,000 that was outstanding under the credit facility as of November 13, 2002; allowed the lenders to receive $19.2 million from the sale of the Trencor facility to pay off the $8 million letter of credit that will be used to retire the industrial revenue bonds on the Trencor facility and to repay $11.2 million of debt that was advanced by the lenders to purchase the John Deere facility; required proceeds from sales of lease portfolio assets to be used to repay the outstanding amounts under the credit facility; and reduces the aggregate commitment under the credit facility going forward by the amount of proceeds received by the Company for sales of assets.

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

On September 10, 2001, the Company and Astec Financial Services entered into a note purchase agreement for $80,000,000 of senior notes, placed with private institutions, due September 11, 2011 at a fixed interest rate of 7.56%. On September 10, 2005 and on each September 10 thereafter through the due date, the Company is required to make a principal payment of $10,714,286. Interest is due and payable semiannually on each March 10 and September 10. As part of this agreement, the Company must maintain certain net worth and fixed charge coverage ratios.

On March 12, 2002, the Company executed the first amendment to the note purchase agreement to relax certain financial ratio covenants for 2002 and to provide additional security for the note holders in certain situations. The first amendment to the note purchase agreement also added a 0.375% interest rate surcharge and waived the violations of financial ratios under the original agreement. The second amendment to the note purchase agreement, executed May 13, 2002 and effective April 1, 2002, waived the financial covenant violations as of March 31, 2002. It also included a .375% to 1.375% interest rate surcharge applied on a sliding scale based on the covenant calculation each quarter if the original covenant ratios are not met. At June 30, 2002, the Company was not in compliance with the leverage and fixed charge coverage covenants of the senior note agreement. These covenant violations were waived by a majority of the note holders as part of the third amendment to the note purchase agreement dated August 14, 2002. The rate at which the senior subordinated note indebtedness accrue interest did not change from that stated in the second amendment.

At September 30, 2002, the Company and Astec Financial Services were not in compliance with the consolidated total debt coverage covenant and the fixed charge coverage covenant of the note purchase agreements. As a result of the breaches, the Company was in default under the note purchase agreements.

On November 14, 2002, the Company entered into the fourth amendment to the note purchase agreement, which relaxed through June 30, 2002 the two financial ratio covenants that were breached as of September 30, 2002; added a minimum earnings before interest expense, income tax expense, depreciation, and amortization covenant for the fourth quarter of 2002; provided additional security to the lenders in the form of real estate mortgages on certain of the Company's property; and waived the violations of financial ratios for the quarter ended September 30, 2002.

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

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

When used in this report, press releases and elsewhere by management or the Company from time to time, the words, "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve certain risks and uncertainties. Statements in this Form 10-Q that are forward looking include, without limitation, statements regarding the Company's expected increase in net income in the current year, the impact on domestic sales by the general economic slowdown and continued delays in capital expenditures, expected sales during 2003, the Company's expected effective tax rates for the fourth quarter of 2002, the Company's expected capital expenditures in 2002, the expected benefit of financing arrangements, and the ability of the Company to meet its working capital and capital expenditure requirements through September 30, 2003. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, which include the risk factors that are discussed from time to time herein and in the Company's reports filed with the SEC, most recently in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. The Company undertakes no obligations to update the forward-looking statements.

Results of Operations

For the three months ended September 30, 2002, net sales increased $22,976,000, or 22.3%, to $126,100,000 from $103,124,000 for the three months ended September 30, 2001. Sales are generated primarily from equipment purchases made by customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development.

For the nine months ended September 30, 2002, net sales increased $2,490,000 to $375,211,000 from $372,721,000 for the nine months ended September 30, 2001. Although sales revenue for the three-month and nine-month periods ended September 30, 2002 increased over the same prior year periods, the Company believes that domestic sales negatively impacted during 2001 by the general economic slowdown and continued delays in capital expenditures by its customers, are still being negatively impacted during 2002. The Company believes that both the strength of the dollar abroad, and the foreign economies experiencing a similar downturn, have negatively impacted the Company's international sales volume. The Company does not expect the current quarter and year-to-date increase in sales to continue as a trend. As a result of discussions with many of the Company's customers, the Company expects continued slow sales through at least 2003.

International sales for the third quarter of 2002 decreased $6,943,000, or 27.8%, to $18,055,000, compared to $24,998,000 during the third quarter of 2001. For the three months ended September 30, 2002 compared to the same period in 2001, international sales to Central America decreased over $4,000,000 while sales to Africa and various Asian countries decreased over $2,000,000. For the three months ended September 30, 2002 and 2001, international sales accounted for approximately 14.3% and 24.2% of net sales, respectively.

International sales for the nine months ended September 30, 2002 decreased approximately $14,707,000, or 19.6%, to $60,375,000, compared to $75,082,000 for the first nine months of 2001. For the nine months ended September 30, 2002, international sales volumes in Central America and Africa accounted for the current year sales decline compared to the same period in 2001. For the nine months ended September 30, 2002 and 2001, international sales accounted for approximately 16.1% and 20.1% of net sales, respectively. For the three months and nine months ended September 30, 2002 compared to the same periods of 2001, the decrease in sales volume to Central America related primarily to a large turnkey aggregate processing and soil purification system installed during 2001. Decreased sales volume in Africa for the three months and nine months ended September 30, 2002, compared to the same periods of 2001 related primarily to decreased sales volume of the Company's South African subsidiary and to a lesser extent to the currency exchange rate during 2002 compared to that of 2001.

Gross profit for the three months ended September 30, 2002 increased $3,570,000, or 20.8%, to $20,762,000 from $17,192,000 for the three months ended September 30, 2001, while the gross profit percentage for the three months ended September 30, 2002 decreased to 16.5% from 16.7% for the same period of 2001. While the increase in gross margin dollars for the third quarter of 2002 related somewhat to the increase in sales volume, the increase in gross margin dollars also related to a larger than normal volume of operating lease sales by Astec Financial Services, the Company's captive finance company. The larger volume portfolio sale during the third quarter of 2002 resulted from a lower than normal lease portfolio sale during the second quarter of 2002. Although all operating segments continue to experience significant pricing pressure and limited market opportunities, the gross margin as a percentage of sales for the quarter ended September 30, 2002 remained comparable to that of the same prior year quarter.

Accounting rules require that revenues and related profits on equipment sales that are financed using operating leases through a captive finance company be deferred until those leases are sold to an unrelated financial institution. In the normal transaction flow, the deferral of revenues and profits of manufactured equipment financed as operating leases, netted against the recognition of previously deferred revenues and profits, is immaterial to the quarterly financial results. As a modification to the Company's strategy to minimize its debt level, the Company intends to discontinue the financing activities of Astec Financial Services during the fourth quarter of 2002. As a result, the Company plans to sell the majority of its remaining financing portfolio during the fourth quarter and in the first quarter of 2003 to absorb the remaining assets of the captive finance company into Astec Industries, Inc. In the future, the Company will assist customers as necessary by facilitating equipment financing using unaffiliated third party arrangements.

Gross profit for the nine months ended September 30, 2002 decreased $2,674,000, or 3.4%, to $75,263,000 from $77,937,000 for the same period of 2001. Price pressure and changes in product mix sold during the first nine months of the year negatively impacted the margins for the nine months ended September 30, 2002 compared to the same period of 2001. Gross margins during 2002 were positively impacted as the Company continues to experience significantly reduced levels of under-absorbed overhead primarily due to decreased manufacturing expenses for the three months and nine months ended September 30, 2002 compared to the same periods of 2001.

Selling, general, administrative and engineering expenses for the three months ended September 30, 2002 were $21,145,000, compared to $17,606,000 for the three months ended September 30, 2001, an increase of $3,539,000 or 20.1%. The increase in selling, general, administrative and engineering expenses for the third quarter of 2002, compared to the same period of 2001, related primarily to increased selling expense of approximately $1,200,000 to provide for additional sales personnel, expense of approximately $953,000 for settlements of lawsuits in the normal course of business and expense of approximately $511,000 related to the ConExpo trade show held once every three years in Las Vegas, Nevada.

For the nine months ended September 30, 2002, selling, general, administrative and engineering expenses increased $2,879,000, or 5.0%, to $61,080,000 from $58,201,000 for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, the Company expensed approximately $911,000 related to the ConExpo trade show in Las Vegas. Settlements of lawsuits in the normal course of business for the nine months ended September 30, 2002 were $1,240,000, compared to $314,000 for the same period of 2001. The Company continues to benefit in 2002 from the overall cost reduction measures initiated during 2001 and continuing through the current year.

Interest expense increased $567,000, or 26.9%, to $2,672,000 for the quarter ended September 30, 2002 from $2,105,000 for the quarter ended September 30, 2001. Interest expense as a percentage of net sales was approximately 2.1% and 2.0% for the three months ended September 30, 2002 and 2001, respectively.

Interest expense increased $1,166,000, or 17.5%, to $7,834,000 for the nine months ended September 30, 2002, from $6,668,000 for the same period of 2001. Interest expense as a percentage of sales was approximately 2.1% and 1.8% for the nine months ended September 30, 2002 and 2001, respectively. The increase in interest expense for the third quarter and first nine months of 2002, compared to the same periods of 2001, related primarily to the note purchase agreement which was entered into on September 10, 2001 at interest rates higher than those paid in 2001, but provides fixed rate, long-term financing which the Company believes should prove beneficial in future years, after the Company again complies with the financial covenants. Also, the increase in interest rates and interest rate surcharges pursuant to the Company's credit facility and outstanding notes resulted from the Company's failure to meet minimum financial covenant ratios in the current and certain prior quarters.

Other income, net of other expense, was $932,000 for the quarter ended September 30, 2002, compared to $131,000 for the quarter ended September 30, 2001. For the third quarter of 2002, in accordance with SFAS 142, goodwill was not amortized, while for the third quarter of 2001, other income, net of expense included amortization expense of $539,000. The increase in other income for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 related not only to lower goodwill amortization during 2002, but to a larger volume lease portfolio sale during the current quarter compared to the same prior year quarter.

For the nine months ended September 30, 2002 other income, net of expense was $2,059,000, compared to $1,239,000 for the same period of 2001. Again, in accordance with SFAS 142, goodwill was not amortized during 2002 while for the nine months ended September 30, 2001 the Company recorded goodwill amortization expense of $1,618,000. The increase in other income, net of expense for the nine months ended September 30, 2002 compared to the same period of 2001 related primarily to lack of goodwill amortization expense during 2002.

For the three months ended September 30, 2002, the Company recorded an income tax benefit of $706,000, compared to an income tax benefit of $1,070,000 for the three months ended September 30, 2001. The tax benefit as a percent of sales was 0.5% and 1.0% for the three months ended September 30, 2002 and 2001, respectively. The consolidated effective tax rate includes foreign tax expense for South Africa at an effective tax rate of approximately 33%.

Tax expense for the nine months ended September 30, 2002 and 2001 was $2,745,000 and $5,308,000, respectively. The effective tax rates for the nine-month periods ended September 30, 2002 and 2001 were 32.6% and 37.1%, respectively. The decrease in the effective tax rate for the first nine months of 2002, compared to the same period of 2001 relate to tax credits received during the first quarter of 2002. The Company expects the effective tax rate for the fourth quarter of 2002 to be comparable to historical effective rates.

Net loss for the three months ended September 30, 2002 increased to $1,438,000 from a net loss of $1,346,000 for the three months ended September 30, 2001. Diluted loss per share for the three months ended September 30, 2002 and for the three months ended September 30, 2001 was $0.07 per share, based on 19.7 million and 19.5 million weighted average shares outstanding, respectively.

Net income for the nine months ended September 30, 2002 decreased $3,306,000 to $5,604,000 from $8,910,000 for the nine months ended September 30, 2001. Diluted earnings per share for the nine months ended September 30, 2002 was $0.28 per share compared to $0.45 per share for the nine months ended September 30, 2001, based on 20.0 million and 19.7 million weighted average shares outstanding, respectively.

Backlog of orders at September 30, 2002 was $55,196,000, compared to $45,793,000 at September 30, 2001, an increase of 20.5%. The increase in the backlog of orders at September 30, 2002 compared to September 30, 2001 relates primarily to increased domestic backlog for equipment of the Company's Aggregate and Mining Group. The increase in the backlog can be primarily attributed to several large system or turnkey installations currently underway consisting primarily of conveying and crushing equipment. The Company is unable to determine whether this backlog effect was experienced by the industry as a whole.

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

On March 12, 2002, the Company executed the first amendment to the credit facility, which decreased the maximum amount available from $125,000,000 to $100,000,000, relaxed certain financial ratio covenants for 2002, provided security for the lenders in certain situations, and added a .375% interest rate surcharge, and waived the violations of financial ratios under the original agreement. A second amendment to the credit agreement, dated May 13, 2002, waived non-compliance of the financial covenants for the quarter ended March 31, 2002 and amended the leverage ratio sliding scale on which interest and various fee rates are determined. Borrowings under the credit facility as amended by the second amendment to the credit agreement bear interest at a rate equal to the London Interbank Offering Rate ("LIBOR") plus from 1.0% to 3.25%, depending on the leverage ratio as defined by the credit agreement and applied to the sliding scale. On August 7, 2002, the Company entered into a third amendment to the credit agreement. The third amendment waived non-compliance with the leverage and fixed charge coverage ratio covenants.

At September 30, 2002 the Company and Astec Financial Services were not in compliance with the leverage and fixed charge coverage ratio covenants of the amended revolving credit facility. As a result of the breaches, the Company was in default under its credit facility. At September 30, 2002, Astec Financial Services was utilizing $10,900,000 of the amount available under the revolving credit facility for borrowing related to customer financing and the Company was utilizing an additional $20,639,000 to support outstanding letters of credit (primarily for industrial revenue bonds).

On October 24, 2002, the Company and Astec Financial Services entered into a forbearance agreement with its lenders under the credit agreement and Bank One, NA, as agent under the credit agreement. Under the forbearance agreement, (i) the lenders agreed, subject to certain conditions, not to exercise through November 14, 2002 any of the remedies available to them as a result of the breaches of the covenants, (ii) the total commitment available to the Company and Astec Financial Services under the credit agreement was reduced from $100,000,000 to $75,000,000, (iii) the Company was prohibited from making any acquisitions, other than specified acquisitions pursuant to agreements to which the Company had already entered, and (iv) the Company agreed to pay any proceeds generated from the sale of property in Grapevine, Texas and from the sale of loans from Astec Financial Services to the lenders to reduce the outstanding loans or to be deposited as cash collateral to secure the Company's obligations with respect to outstanding letters of credit.

On November 14, 2002, the Company entered into the fourth amendment to the credit facility, which waived the violations of financial ratios for the quarter ended September 30, 2002; decreased the maximum commitment available from $75,000,000 to $58,200,000; relaxed through June 30, 2002 the two financial ratio covenants that were breached as of September 30, 2002; added a minimum earnings before interest expense, income tax expense, depreciation, and amortization covenant for the fourth quarter of 2002; provided additional security to the lenders in the form of real estate mortgages on certain of the Company's property; limited the amount of additional funds available for working capital purposes to $5,000,000 above the approximately $53,200,000 that was outstanding under the credit facility as of November 13, 2002; allowed the lenders to receive $19.2 million from the sale of the Trencor facility to pay off the $8 million letter of credit that will be used to retire the industrial revenue bonds on the Trencor facility and to repay $11.2 million of debt that was advanced by the lenders to purchase the John Deere facility; required proceeds from sales of lease portfolio assets to be used to repay the outstanding amounts under the credit facility; and reduces the aggregate commitment under the credit facility going forward by the amount of proceeds received by the Company for sales of assets.

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

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., has available a credit facility of approximately $1,250,000 to finance short-term working capital needs and an additional $1,250,000 available to cover the short-term establishment of letter of credit performance guarantees. As of September 30, 2002, Osborn Engineered Products had no outstanding cash balance due under the credit facility, but had approximately $1,127,000 in performance and retention bonds guaranteed under the facility. The Company's Canadian subsidiary, Breaker Technology Ltd., has available a revolving line of credit of approximately $1,000,000 to finance short-term working capital needs using their local currency. As of September 30, 2002, Breaker Technology Ltd. had no outstanding amount under the credit facility.

On September 10, 2001, the Company and Astec Financial Services entered into a note purchase agreement for $80,000,000 of senior notes, placed with private institutions, due September 11, 2011 at a fixed interest rate of 7.56%. On September 10, 2005 and on each September 10 thereafter through the due date, the Company is required to make a principal payment of $10,714,286. Interest is due and payable semiannually on each March 10 and September 10. As part of this agreement, the Company must maintain certain net worth and fixed charge coverage ratios.

On March 12, 2002, the Company executed the first amendment to the note purchase agreement to relax certain financial ratio covenants for 2002 and to provide additional security for the note holders in certain situations. The first amendment to the note purchase agreement also added a 0.375% interest rate surcharge and waived the violations of financial ratios under the original agreement. The second amendment to the note purchase agreement, executed May 13, 2002 and effective April 1, 2002, waived the financial covenant violations as of March 31, 2002. It also included a .375% to 1.375% interest rate surcharge applied on a sliding scale based on the covenant calculation each quarter if the original covenant ratios are not met. At June 30, 2002, the Company was not in compliance with the leverage and fixed charge coverage covenants of the senior note agreement. These covenant violations were waived by a majority of the note holders as part of the third amendment to the note purchase agreement dated August 14, 2002. The rate at which the senior subordinated note indebtedness accrue interest did not change from that stated in the second amendment.

At September 30, 2002, the Company and Astec Financial Services were not in compliance with the consolidated total debt coverage covenant and the fixed charge coverage covenant of the note purchase agreements. As a result of the breaches, the Company was in default under the note purchase agreements.

On November 14, 2002, the Company entered into the fourth amendment to the note purchase agreement, which relaxed through June 30, 2002 the two financial ratio covenants that were breached as of September 30, 2002; added a minimum earnings before interest expense, income tax expense, depreciation, and amortization covenant for the fourth quarter of 2002; provided additional security to the lenders in the form of real estate mortgages on certain of the Company's property; and waived the violations of financial ratios for the quarter ended September 30, 2002.

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

As of September 30, 2002, the Company had working capital of $150,360,000, compared to $161,867,000 at December 31, 2001. Total short-term borrowings, including current maturities of long-term debt, were $2,560,000 at September 30, 2002, compared to $2,368,000 at December 31, 2001. A financing agreement for imported, purchased inventory items accounted for $1,849,000 of the short-term borrowings at September 30, 2002, while outstanding Industrial Development Revenue Bonds accounted for $500,000 of the current maturities of long-term debt at September 30, 2002 and December 31, 2001. Net cash provided by operating activities for the nine months ended September 30, 2002 was approximately $22,709,000, compared to net cash used for operating activities for the nine months ended September 30, 2001 of $752,000. Operating activities contributing to cash during 2002 were primarily (a) increased accounts payable for invoices not yet due under normal terms and under extended payment terms and (b) increased other accrued liabilities from increased insurance reserves associated with the Company's captive insurance company, from increased reserves related to settlements of lawsuits, and from increased various payroll, benefit and tax related reserves in the normal course of business. These operating activities were partially offset by increased finance receivables and increased inventory levels during 2002.

Long-term debt, less current maturities, decreased to $109,650,000 at September 30, 2002 from $127,285,000 at December 31, 2001. At September 30, 2002, $80,000,000 was outstanding under the senior secured note agreement, $10,900,000 was outstanding under the revolving credit facility, $18,700,000 was outstanding under the long-term principal portion of Industrial Revenue Bonds and $50,000 was outstanding under other long-term obligations.

Capital expenditures in 2002 for plant expansion and for further modernization of the Company's manufacturing processes are expected to total approximately $19,025,000. This amount includes approximately $11,200,000 of capital additions made during October 2002 for the purchase of the new manufacturing facility located in Loudon County, Tennessee. The Company expects to finance these remaining expenditures using internally generated funds and amounts available from its credit facilities. Net cash used by investing activities for the nine months ended September 30, 2002 was approximately $2,175,000, compared to net cash used totaling $12,698,000 for the nine months ended September 30, 2001. Capital expenditures for the nine months ended September 30, 2002 were $5,595,000, compared to $6,406,000 for the nine months ended September 30, 2001. Proceeds from the sale and repayment of lease portfolio was approximately $14,198,000 for the nine months ended September 30, 2002, compared to $30,134,000 for the nine months ended September 30, 2001. The decrease in proceeds from the sale and repayment of lease portfolio was the result of decreased customer financing activity through Astec Financial, which in turn decreases the volume of portfolios sold during 2002 compared to the same period of 2001. Expenditures for equipment on operating lease was approximately $11,618,000 for the nine months ended September 30, 2002, compared to $36,481,000 for the same period ended September 30, 2001. The decrease in expenditures for equipment on operating lease was also due to a decrease in the number of the Company's equipment sales that were financed through Astec Financial Services on operating leases during 2002 compared to the same periods of 2001.

On July 15, 2002, Astec announced that it has entered into two agreements to sell its Trencor facility in Grapevine, Texas to the same purchaser/developer through a tax-free exchange for which the Company would receive $24,000,000 in cash. On November 1, 2002, the closing dates for the sale of both parcels of property were extended until December 31, 2002. See " - Strategic Alliances; Acquisitions; Dispositions."

Subject to the matters discussed above regarding the Company's ability to comply with its Senior Secured Note and revolving credit agreement covenants, or to obtain additional waivers related thereto, the Company believes that its current working capital, cash flows generated from future operations and availability remaining under its credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements through September 30, 2003.

The following table discloses aggregate information about the Company's contractual obligations and the periods in which payments are due as of September 30, 2002:
	Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 year	2-3 Years	4-5 Years	After 5 Years
Long-term debt			(in thousands)
Credit facility	$10,900		$10,900
Senior Secured Notes	80,000		21,428	$21,428	$37,144
Industrial Dev. Revenue Bonds	19,200	$500	1,000	500	17,200
Other Notes Payable	2,134	2,061	17	51	5
Operating leases	6,618	2,182	3,422	676	338
Total contractual cash obligations	$118,852	$4,743	$36,767	$22,655	$54,687

Strategic Alliances; Acquisitions; Dispositions

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

On July 15, 2002, Astec announced that it has entered into two agreements to sell its Trencor facility in Grapevine, Texas to the same purchaser/developer through a tax-free exchange for which the Company would receive cash. The original closing date for the sale of the first piece of property was October 21, 2002, and the original closing date for the second piece of property was December 15, 2002. On October 21, 2002, the closing date for the first piece of property was extended until November 8, 2002 upon request by the purchaser/developer to allow time for final negotiations with Grapevine officials concerning economic incentives offered to the purchaser/developer. On November 1, 2002 and upon request by the purchaser/developer, the closing dates for both pieces of property were extended until December 31, 2002. An undisclosed portion of the purchaser/developer's financial backing is coming from a group of investors who are not party to the contract with Trencor. The Company is aware that the original investor group is apparently unwilling to consummate the transaction with the purchaser/developer at this time. However, the purchaser/developer has informed the Company that he does not wish to terminate the contracts, and is optimistic that he will be in a position to close the purchases with the support of other investors with which he is now in discussions. The Company is not presently in a position to assess the likelihood of the outcome of these discussions. Proceeds from the sale of the Trencor facility will be used to pay off the $8 million letter of credit that will be used to retire the industrial revenue bonds on the Trencor facility and to repay $11.2 million of debt that was advanced by the lenders to purchase the John Deere facility.

On August 2, 2002, the Company announced an agreement with John Deere Commercial Worksite Products, Inc. to acquire Deere's state-of-the-art 300,000 square-feet manufacturing facility located on 108 acres in Loudon, Tennessee, which was referenced in the July 15 announcement. The acquisition of the John Deere facility closed on October 25, 2002.

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

Certain customers have financed purchases of the Company's products through arrangements in which the Company is contingently liable for customer debt aggregating $13,343,000 at September 30, 2002. These obligations range from 36 to 48 months in duration and have minimal risk.

In addition, the Company is contingently liable under letters of credit of approximately $20,639,000 primarily related to Industrial Revenue Bonds.

Risk Factors

Failure to close the sale of our Trencor facility could cause our income for the fourth quarter of 2002 to be less than we expect, which could cause our stock price to decline.

As disclosed in our July 15, 2002 and October 17, 2002 press releases, we entered into an agreement to sell our Trencor facility located in Grapevine, Texas. The closing dates for both pieces of property have been extended until December 31, 2002. The Company is aware that the original investor group is unwilling to go forward with the transaction and that the purchaser/developer is currently discussing the transaction with an alternate investor group. If the sale does not close as planned in the fourth quarter or at all, our income from such sale will be less than we expected and disclosed. As a result, the market price of our stock may decline to the extent that the current market price reflects a market assumption that the transaction will close.

The available borrowing for working capital purposes under our credit facility has been decreased to $5,000,000 above our currently outstanding amounts, which decreases the available capital to us,

As part of the fourth amendment to our credit facility, the lenders decreased the funds available under the facility for working capital purposes to an additional $5,000,000 above our currently outstanding amounts of approximately $53,200,000. If our cash flow generated from future operations is less than expected or if we have greater expenses than anticipated, our capital resources may not be sufficient to cover our costs and capital expenditures. If our capital resources are not sufficient to cover our costs and expenses, we may be forced to reduce our expenses or to seek alternative financing. Adequate financing may not be available if and when we need it or may not be available on acceptable terms. As a result, we may have to adjust our business plan, which could have a material adverse effect on our business, financial condition and results of operations. Ultimately, if we are unable to cover our expenses from our capital resources, we could be forced to seek protection from creditors under the bankruptcy laws.

A decrease or delay in government funding of highway construction and maintenance may cause our revenues and profits to decrease.

Many of our customers, both in the United States and internationally, depend substantially on government funding of highway construction and maintenance and other infrastructure projects. Any decrease or delay in government funding of highway construction and maintenance and other infrastructure projects in the United States or in foreign countries where we do business could cause our revenues and profits to decrease. U.S. Federal government funding of infrastructure projects is usually accomplished through bills, which establish funding over a multi-year period. The most recent spending bill was signed into law in June of 1998 and covers federal spending through 2003. This legislation may be revised in future congressional sessions and federal funding of infrastructure may be decreased in the future, especially in the event of an economic recession. In addition, Congress could pass legislation in future sessions, which would allow for the diversion of highway funds for other national purposes or could restrict funding of infrastructure projects unless states comply with certain federal policies.

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

General economic downturns, including any downturns in the commercial construction industry, could result in a material decrease in our revenues and operating results. In fact, we believe that the economic downturn was the primary cause of our net losses for the third and fourth quarters of 2001 and for the third quarter of 2002. Demand for many of our products, especially in the commercial construction industry, is cyclical. Sales of our products are sensitive to the states of the U.S., foreign and regional economies in general, and in particular, change in commercial construction spending and government infrastructure spending. In addition, many of our costs are fixed and cannot be quickly reduced in response to decreased demand. We could face a downturn in the commercial construction industry based upon a number of factors, including:

    a decrease in the availability of funds for construction;

    labor disputes in the construction industry causing work stoppages;
    rising gas and fuel oil prices;
    rising interest rates;
    energy or building materials shortages; and
    inclement weather.

We may be unsuccessful in complying with the financial ratio covenants or other provisions of our credit facility and note purchase agreement.

As of September 30, 2002, the Company was not in compliance with two financial covenants contained in the credit facility and two financial covenants in the note purchase agreement. The covenant violations in the credit facility were waived by the Company's banking syndicate through an amendment entered into on November 14, 2002 and the covenant violations in the note purchase agreement were waived by a majority of the note holders through an amendment entered into November 14, 2002. No assurances can be provided that financial ratio covenant violations or other violations of the credit facility or note purchase agreement will not occur in the future, or if such violations occur, that the banks and/or note holders, as the case may be, will not elect to pursue their contractual remedies under the credit facility or note purchase agreement, including requiring the immediate repayment in full of all amounts outstanding. There can also be no assurance that the Company can secure adequate or timely replacement financing to repay its banks or note holders in the event of an unanticipated repayment demand.

Acquisitions and strategic alliances that we have made in the past and future acquisitions and strategic alliances involve risks that could adversely affect our future financial results.

We have completed ten acquisitions since 1994 and entered into a recent strategic alliance and plan to acquire additional businesses and enter into additional strategic alliances in the future. We may be unable to achieve the benefits expected to be realized from our acquisitions and alliances. In addition, we may incur additional costs and our management's attention may be diverted because of unforeseen expenses, difficulties, complications, delays and other risks inherent in acquiring businesses and entering into alliances, including the following:

    we may have difficulty integrating the financial and administrative functions of acquired businesses;

    acquisitions and alliances may divert management's attention from our existing operations;
    we may have difficulty in competing successfully for available acquisition candidates, completing future acquisitions or accurately estimating the financial effect of any businesses we acquire ;
    we may have delays in realizing the benefits of our strategies for an acquired business and strategic alliances;
    we may not be able to retain key employees necessary to continue the operations of the acquired business;
    acquisition costs may deplete significant cash amounts or may decrease our operating income;
    we may choose to acquire a company that is less profitable or has lower profit margins than our Company; and future acquired companies may have unknown liabilities that could require us to spend significant amounts of additional capital.

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

In the third quarter of 2002, international sales represented approximately 14.3% of our total sales. We plan to continue to increase our presence in international markets. In connection with any increase in international sales efforts, we will need to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist. Any difficulties in expanding our international sales may divert management's attention from our existing operations. In addition, international revenues are subject to the following risks:

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
    delays in lease portfolio sales;
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

    having a staggered Board of Directors;
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

Item 4. Controls and Procedures

Within the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date that Company management conducted its evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the legal proceedings previously reported by the registrant since the filing of its Annual Report on Form 10-K for the year ended December 31, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies" in Part I - Item 2 of this Report.

Item 3. Defaults Upon Senior Securities

The Company was in default in the performance of the leverage and fixed charge coverage ratio covenants in its secured credit facility and received a waiver for such breaches on November 14, 2002. The Company was also in default in the performance the leverage and fixed charge coverage ratio covenants in its senior secured notes and received a waiver for such breaches on November 14, 2002.

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

10.45	Forbearance Agreement dated October 24, 2002 by and among Astec Industries, Inc. and Astec Financial Services, Inc. and Bank One, NA, individually and as Agent and the other financial institutions.

10.46

Amendment No. 4 to Credit Agreement and Waiver dated November 14, 2002, by and among Astec Industries, Inc. and Astec Financial Services, Inc. and together with Bank One, NA, individually and as agent, and for other financial institutions.

10.47

Fourth Amendment Agreement, dated November 14, 2002, to Note Purchase Agreements dated September 10, 2001 and 7.56% Secured Notes due September 10, 2011, between the Company and Astec Financial Services, Inc. and Names Private Institutional Investors.

(b)	Reports on Form 8-K:
No reports on Form 8-K have been filed during the quarter ended September 30, 2002.
______________________
The Exhibits are numbered in accordance with Item 601 of Regulation S-K. Inapplicable Exhibits are not included in the list.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTEC INDUSTRIES, INC.

(Registrant)

Date 11/14/2002	/s/ J. Don Brock
J. Don Brock
Chairman of the Board and President

Date 11/14/2002	/s/ F. McKamy Hall
F. McKamy Hall
Vice President, Chief Financial Officer and Treasurer

CERTIFICATION

I, Dr. J. Don Brock, CEO, certify that:

  I have reviewed this quarterly report on Form 10-Q of Astec Industries, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date 11/14/2002	/s/ J. Don Brock
J. Don Brock
Chairman of the Board, CEO and President

CERTIFICATION

I, F. McKamy Hall, CFO, certify that:

  I have reviewed this quarterly report on Form 10-Q of Astec Industries, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date 11/14/2002	/s/ F. McKamy Hall
F. McKamy Hall
CFO, Vice President and Treasurer

EXHIBIT 10.45

FORBEARANCE AGREEMENT

THIS FORBEARANCE AGREEMENT (this "Agreement") is entered into as of October 24, 2002, by and among Astec Industries, Inc., a Tennessee corporation ("Astec"), Astec Financial Services, Inc., a Tennessee corporation ("AFS", and together with Astec, the "Borrowers"), Bank One, NA, individually and as Agent (the "Agent"), and the other financial institutions signatory hereto (together with Bank One, NA individually, the "Lenders").

RECITALS

A. The Borrowers, the Agent and the Lenders are party to that certain $100,000,000 Credit Agreement dated as of September 10, 2001 (as previously amended, the "Credit Agreement").

B. On the date this Agreement is executed, the Borrowers are in default of certain obligations to Lenders under the Credit Agreement and the other Loan Documents, and have requested that for a certain period of time the Lenders forbear from exercising their rights and remedies with respect to such defaults.

C. The Lenders are willing, on a temporary basis only, to forbear from enforcing their rights and remedies with respect to such defaults; provided the Borrowers comply with the terms and conditions set forth in this Agreement.

NOW, THEREFORE, in consideration of the premises herein contained and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

ARTICLE I
Definitions

1.01 Capitalized terms used in this Agreement, to the extent not otherwise defined herein, shall have the same meaning as in the Credit Agreement.

ARTICLE II
Effective Date

2.01 The Forbearance (as defined in Section 4.01 hereof) and the amendments contained in this Agreement shall each be effective on the date that all conditions precedent in Section 6.01 hereof are satisfied.

ARTICLE III
Existing Defaults

3.01 As of the date of execution of this Agreement, each Borrower hereby acknowledges, confirms and agrees that the following events have occurred or are expected to occur (the "Existing Defaults"), each of which presently constitutes, or upon its occurrence will constitute, a Default and entitles the Agent and the Lenders to exercise rights and remedies under the Loan Documents:

(a)  as of the last day of the fiscal quarter ending September 30, 2002, the Borrowers have failed to maintain a Leverage Ratio of not more than the applicable ratio specified in Section 6.21.1 of the Credit Agreement;

(b)  as of the last day of the fiscal quarter ending September 30, 2002, the Borrowers have failed to maintain a Fixed Charge Coverage Ratio of not less than the applicable ratio specified in Section 6.21.4 of the Credit Agreement; and

(c) the Borrowers are in default under Sections 10.3 and 10.4 of the Note Purchase Agreements and such default permits the holders of the Senior Notes to declare the Senior Notes immediately due and payable.

ARTICLE IV
Forbearance; Certain Agreements

4.01 In reliance upon the representations, warranties and covenants of each Borrower contained in this Agreement and subject to the terms and conditions of this Agreement and any documents or instruments executed in connection herewith, the Agent and the Lenders hereby (a) agree to forbear, up to and including November 14, 2002, from exercising their rights and remedies under the Loan Documents as a result of the Existing Defaults (the "Forbearance") and (b) waive during the term of the Forbearance the Borrowers' failure to satisfy any conditions precedent set forth in Section 4.02 of the Credit Agreement, but only to the extent such failure arises solely out of the Existing Defaults and only with respect to any Advance requested by the Borrower and funded during the term of the Forbearance which does not cause the Revolving Loan Obligations to exceed $62,500,000. If not sooner terminated pursuant to the terms of this Agreement, the Forbearance shall automatically terminate on the earlier of (a) November 15, 2002 or (b) the date when the holders of the Senior Notes elect to exercise any remedies as a result of any defaults under the Note Purchase Agreements, and the Agent and the Lenders shall then be entitled to exercise their available rights and remedies without further notice. Except as limited and/or modified by this Agreement and by the documents executed in connection herewith, the Loan Documents shall be deemed to be in full force and effect during the period of this Agreement, and all provisions of the Loan Documents relating to the rights and remedies of the Agent and the Lenders shall continue to be in effect until such time as all Obligations have been paid in full and all Revolving Commitments thereunder have been terminated.

ARTICLE V
Other Agreements

5.01 Reduction of Commitment. As of the date hereof, the Borrowers agree that the Credit Agreement shall be amended by deleting the definitions "Aggregate Commitment" and "Aggregate Tranche A Sublimit" found in Article I and replacing them with the following definitions:

"Aggregate Commitment" means $75,000,000, as such amount may be increased or reduced from time to time pursuant to the terms hereof.

"Aggregate Tranche A Sublimit" means $75,000,000, as such amount may be increased pursuant to Section 2.4.2(b) or reduced from time to time pursuant to the terms hereof.

5.02 Sale of Trencor Property. Astec agrees that it shall continue to use reasonable efforts to sell the property of Trencor, Inc. located in Grapevine, Texas in two installments on November 21, 2002, and December 15, 2002, with proceeds of such sale to be promptly (a) applied to repayment of the Obligations or (b) deposited into the Letter of Credit Collateral Account to cash collateralize Facility Letters of Credit.

5.03 Sale of AFS Leases. AFS represents and warrants that it (a) has independently concluded that it is in its best interests to sell substantially all of its lease and financing portfolio and to discontinue its lease financing activities thereafter and (b) intends to use reasonable efforts to accomplish such sale by December 31, 2002. AFS agrees that it shall promptly apply the proceeds of any such sale to (i) the repayment of the Obligations or (ii) cash collateralizing Facility Letters of Credit by depositing the proceeds into the Letter of Credit Collateral Account.

5.04 Limitation on Acquisitions. As of the date hereof, the Borrowers agree that the Credit Agreement shall be amended by deleting the definition "Permitted Acquisition" found in Article I and replacing it with the following definition:

"Permitted Acquisition" means the Acquisition of (a) certain assets of CNH Global N.V.'s trencher and horizontal directional drill manufacturing business and related dealer network for aggregate consideration not in excess of $3,400,000 and (b) a certain manufacturing plant and related equipment of John Deere Commercial Worksite Products, Inc., located in Loudon, Tennessee for aggregate consideration not in excess of $11,200,000.

5.05 Additional Financial Information. As of the date that this Agreement is executed, the Borrowers agree that Section 6.1(k) of the Credit Agreement shall be renumbered as Section 6.1(l), and the following shall be added as 6.1(k):

(k) On or before December 13, 2002, and on or before such date in each subsequent year, financial projections for the following fiscal year, in form satisfactory to the Agent.

ARTICLE VI
Conditions Precedent

6.01 Conditions to Effectiveness. This Agreement shall become effective upon the execution and delivery hereof by the Borrowers, the Agent and the Required Lenders (without respect to whether it has been executed and delivered by all the Lenders); provided that Section 4.01 hereof shall not become effective until the date (the "Effective Date") when the following additional conditions have also been satisfied:

(a) delivery to the Agent of certificates executed by the Secretary or Assistant Secretary of each Borrower, certifying (i) an attached copy of each Borrower's Board of Directors' (or Executive Committee's) resolutions authorizing the execution, delivery and performance of this Agreement on behalf of the respective Borrowers and (ii) that there have been no amendments, supplements or modifications to the Certificate of Incorporation, the Bylaws or the certificate of incumbency of each Borrower delivered to the Agent on May 13, 2002, or attached copies of such amendments, supplements or modifications; and

(b) delivery to the Agent of such other documents as the Agent, any Lender or their counsel may have reasonably requested.

In the event the Effective Date has not occurred on or before October 30, 2002, Section 4.01 hereof shall not become operative and shall be of no force or effect.

ARTICLE VII
Conditions to Continuation of Forbearance

7.01 Conditions to Continuation of Forbearance. In addition to and not in limitation of any other provision of this Agreement, unless each of the following conditions are and continue to be fully satisfied, the Forbearance shall terminate (each condition being separate and independent of each other condition, such that the satisfaction of any one or more, or the waiver of satisfaction by the Required Lenders of any one or more, shall not affect the absolute obligation of the Borrower to satisfy each separate condition):

(a) No Default or Unmatured Default (other than Existing Defaults) shall have occurred and be continuing.

(b) During the term of this Agreement, the Borrower shall comply with its covenants and agreements set forth herein.

(c) The representations and warranties contained in this Agreement shall be true and correct in all material respects.

(d) Neither the Agent nor any Lender shall have received any notice from either Borrower or any holder of the Senior Notes that a default or event of default (excluding Existing Defaults) has occurred with respect to such Indebtedness or that any holder of such Indebtedness has accelerated any such Indebtedness or that any such holder intends to pursue any remedies with respect thereto and no such default, event of default or acceleration shall have occurred.

7.02 Failure of Condition. The failure of any condition in this Agreement to be satisfied shall constitute a Default under the Credit Agreement and a default under this Agreement, and upon such occurrence the Required Lenders shall be entitled to terminate the Forbearance and to exercise any and all of its rights and remedies available under any of the Loan Documents as if such Forbearance had never been granted.

ARTICLE VIII
No Waiver

8.01 Nothing contained herein shall be construed as a waiver by any Lender of any covenant or provision of the Credit Agreement, the other Loan Documents, this Agreement, or of any other contract or instrument between either Borrower and any one or more Lenders, and any Lender's failure at any time or times hereafter to require strict performance by a Borrower of any provision thereof shall not waive, affect or diminish any right of any Lender to thereafter demand strict compliance therewith. Subject to the express terms of the Forbearance, the Agent and each Lender hereby reserves all rights granted under the Credit Agreement, the other Loan Documents, this Agreement and such other contract or instrument between either Borrower and such Lender or the Agent. This Agreement is not to be construed as a cure or forgiveness of any of the Existing Defaults.

ARTICLE IX
Ratifications, Representations and Warranties

9.01 Ratifications. The terms and provisions set forth in this Agreement shall modify and supersede all inconsistent terms and provisions set forth in the Credit Agreement and the other Loan Documents, and except as expressly modified and superseded by this Agreement, the terms and provisions of the Credit Agreement and the other Loan Documents are ratified and confirmed and shall continue in full force and effect. Each Borrower and the Lenders agree that the Credit Agreement and the other Loan Documents, as modified hereby, shall continue to be legal, valid, binding and enforceable in accordance with their respective terms.

9.02 Representations and Warranties. Each Borrower hereby represents and warrants to each Lender and agrees that (a) the execution, delivery and performance of this Agreement and any and all other Loan Documents executed and/or delivered in connection herewith have been authorized by all proper organizational proceedings on the part of the Borrowers and will not violate any of the organizational documents of the Borrowers; (b) the representations and warranties contained in the Credit Agreement, after giving effect hereto, and any other Loan Document are true and correct on and as of the date hereof and on and as of the date of execution hereof as though made on and as of each such date; (c) other than the Existing Defaults, no Default or Unmatured Default under the Credit Agreement has occurred and is continuing; (d) other than the Existing Defaults, the Borrowers are in full compliance with all covenants and agreements contained in the Credit Agreement and the other Loan Documents, as modified hereby; and (e) each Borrower, at the Agent's request, shall promptly execute or cause to be executed and shall deliver to the Agent all documents, instruments and agreements deemed necessary by the Agent to give effect to or carry out the terms or intent of this Agreement.

ARTICLE X
Miscellaneous Provisions

10.01 Survival of Representations and Warranties. All representations and warranties made in the Credit Agreement or any other Loan Document, including, without limitation, any document furnished in connection with this Agreement, shall survive the execution and delivery of this Agreement and the other Loan Documents, and no investigation by the Agent or any closing shall affect the representations and warranties or the right of each Lender to rely upon them.

10.02 Expenses of Agent. The Borrowers agree to pay on demand all costs and expenses incurred by the Agent in connection with the preparation, negotiation and execution of this Agreement and the other Loan Documents executed pursuant hereto and any and all amendments, modifications, and supplements thereto, including, without limitation, the costs and fees of the Agent's legal counsel, and all costs and expenses incurred by the Agent or any Lender in connection with the enforcement or preservation of any rights under the Credit Agreement, as modified hereby, or any other Loan Documents, including, without limitation, the costs and fees of the Agent and any Lender's legal counsel.

10.03 Severability. Any provision of this Agreement held by a court of competent jurisdiction to be invalid or unenforceable shall not impair or invalidate the remainder of this Agreement and the effect thereof shall be confined to the provision so held to be invalid or unenforceable.

10.04 Successors and Assigns. This Agreement is binding upon and shall inure to the benefit of each Lender, the Borrowers and their respective successors and assigns, except the Borrowers may not assign or transfer any of their respective rights or obligations hereunder.

10.05 Counterparts. This Agreement may be executed in one or more counterparts, each of which when so executed shall be deemed to be an original, but all of which when taken together shall constitute one and the same instrument.

10.06 Headings. The headings, captions, and arrangements used in this Agreement are for convenience only and shall not affect the interpretation of this Agreement.

10.07 Applicable Law. THIS AGREEMENT SHALL BE CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS (INCLUDING, WITHOUT LIMITATION, 735 ILCS SECTION 105/5-1 ET SEQ, BUT OTHERWISE WITHOUT REGARD TO THE CONFLICT OF LAWS PROVISIONS) OF THE STATE OF ILLINOIS, BUT GIVING EFFECT TO FEDERAL LAWS APPLICABLE TO NATIONAL BANKS.

10.08 Final Agreement. THE LOAN DOCUMENTS, AS MODIFIED HEREBY, AND FEE LETTER REFERRED TO IN SECTION 2.4.1(b) OF THE CREDIT AGREEMENT REPRESENT THE ENTIRE EXPRESSION OF THE PARTIES WITH RESPECT TO THE SUBJECT MATTER HEREOF ON THE DATE THIS AGREEMENT IS EXECUTED. THE LOAN DOCUMENTS, AS MODIFIED HEREBY, AND FEE LETTER REFERRED TO IN SECTION 2.4.1(b) OF THE CREDIT AGREEMENT MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES. NO MODIFICATION, RESCISSION, WAIVER, RELEASE OR AMENDMENT OF ANY PROVISION OF THIS AGREEMENT SHALL BE MADE, EXCEPT BY A WRITTEN AGREEMENT SIGNED BY THE BORROWERS AND THE REQUIRED LENDERS.

10.09 Release. EACH BORROWER HEREBY ACKNOWLEDGES THAT IT HAS NO DEFENSE, COUNTERCLAIM, OFFSET, CROSS-COMPLAINT, CLAIM OR DEMAND OF ANY KIND OR NATURE WHATSOEVER THAT CAN BE ASSERTED TO REDUCE OR ELIMINATE ALL OR ANY PART OF ITS LIABILITY TO REPAY THE "OBLIGATIONS" OR TO SEEK AFFIRMATIVE RELIEF OR DAMAGES OF ANY KIND OR NATURE FROM ANY LENDER. EACH BORROWER HEREBY VOLUNTARILY AND KNOWINGLY RELEASES AND FOREVER DISCHARGES EACH LENDER, EACH LENDER'S RESPECTIVE PREDECESSORS, AGENTS, EMPLOYEES, SUCCESSORS AND ASSIGNS, FROM ALL POSSIBLE CLAIMS, DEMANDS, ACTIONS, CAUSES OF ACTION, DAMAGES, COSTS, EXPENSES, AND LIABILITIES WHATSOEVER, KNOWN OR UNKNOWN, ANTICIPATED OR UNANTICIPATED, SUSPECTED OR UNSUSPECTED, FIXED, CONTINGENT, OR CONDITIONAL, AT LAW OR IN EQUITY, ORIGINATING IN WHOLE OR IN PART ON OR BEFORE THE DATE THIS AGREEMENT IS EXECUTED, WHICH EACH BORROWER MAY NOW OR HEREAFTER HAVE AGAINST ANY LENDER, ITS RESPECTIVE PREDECESSORS, AGENTS, EMPLOYEES, SUCCESSORS AND ASSIGNS, IF ANY, AND IRRESPECTIVE OF WHETHER ANY SUCH CLAIMS ARISE OUT OF CONTRACT, TORT, VIOLATION OF LAW OR REGULATIONS, OR OTHERWISE, AND ARISING FROM ANY "LOANS", INCLUDING, WITHOUT LIMITATION, ANY CONTRACTING FOR, CHARGING, TAKING, RESERVING, COLLECTING OR RECEIVING INTEREST IN EXCESS OF THE HIGHEST LAWFUL RATE APPLICABLE, THE EXERCISE OF ANY RIGHTS AND REMEDIES UNDER THE CREDIT AGREEMENT OR OTHER AGREEMENTS, AND NEGOTIATION FOR AND EXECUTION OF THIS AGREEMENT.

[signature pages follow]

IN WITNESS WHEREOF, the parties have executed this Forbearance Agreement as of the date and year first above written.

ASTEC INDUSTRIES, INC.

By: /s/ Richard W. Bethea
Print Name: Richard W. Bethea
Title: Executive Vice President and Secretary

ASTEC FINANCIAL SERVICES, INC.

By: /s/ Albert E. Guth
Print Name: Albert E. Guth
Title: President

BANK ONE, NA,

individually and as Agent

By: /s/ Steven P. Sullivan
Print Name: Steven P. Sullivan
Title: Associate Director

SUNTRUST BANK

By: /s/ Allen K. Oakley
Print Name: Allen K. Oakley
Title: Managing Director

AMSOUTH BANK

By: /s/ Tracy Brown
Print Name: Tracy Brown
Title: Vice President

BRANCH BANK & TRUST CO.

By: /s/ James C. Stallings
Print Name: James C. Stallings
Title: Vice President - Corporate Banking Division

U.S. Bank

By: /s/ Russell S. Rogers
Print Name: Russell S. Rogers
Title: Vice President

 EXHIBIT 10.46

AMENDMENT NO. 4 TO CREDIT AGREEMENT AND WAIVER

This Amendment and Waiver (this "Amendment") is entered into as of November 14, 2002, by and among Astec Industries, Inc., a Tennessee corporation ("Astec"), Astec Financial Services, Inc., a Tennessee corporation ("AFS" and together with Astec, the "Borrowers"), Bank One, NA, individually and as agent ("Agent"), and the other financial institutions signatory hereto.

RECITALS

A. The Borrowers, the Agent and the Lenders are party to that certain credit agreement, dated as of September 10, 2001 (as previously amended, the "Credit Agreement"). Unless otherwise specified herein, capitalized terms used in this Amendment shall have the meanings ascribed to them by the Credit Agreement.

B. The Borrower, the Agent and the undersigned Lenders wish to amend the Credit Agreement and waive certain provisions thereof on the terms and conditions set forth below.

Now, therefore, in consideration of the mutual execution hereof and other good and valuable consideration, the parties hereto agree as follows:

      Amendments to Credit Agreement.

        The definition of "Aggregate Commitment" found in Article I of the Credit Agreement is deleted in its entirety and replaced by the following:

        "Aggregate Commitment" means $58,200,000, as such amount may be increased or reduced from time to time pursuant to the terms hereof.

        The definition of "Aggregate Tranche A Sublimit" found in Article I of the Credit Agreement is deleted in its entirety and replaced by the following:

        "Aggregate Tranche A Sublimit" means $58,200,000, as such amount may be increased pursuant to Section 2.4.2(b) or reduced from time to time pursuant to the terms hereof.

        The definition of "Swing Line Limit" found in Article I of the Credit Agreement is deleted in its entirety and replaced by the following:

        "Swing Line Limit" means zero ($0).

        The following definition is inserted alphabetically into Article I of the Credit Agreement:

        "Noteholders" means the holders of the Senior Notes (as defined in the Pledge Agreement).

        Section 2.4.3(a) of the Credit Agreement is hereby deleted in its entirety and replaced by the following:

        "(a) Sale of Assets. The Borrowers shall cause the proceeds from any sale of assets by any Credit Party to be applied and the Aggregate Commitment to be permanently reduced as set forth in Section 4(d) of the Fourth Amendment to this Credit Agreement."

        Section 6.21.1 of the Credit Agreement is amended by deleting the chart found in such section and replacing it with the following chart:

Period	Leverage Ratio
Prior to and including March 31, 2002	5.25:1.0
April 1, 2002 through and including June 30, 2002	5.25:1.0
July 1, 2002 through and including September 30, 2002	4.50:1.0
October 1, 2002 through and including December 31, 2002	4.75:1.0
January 1, 2003 through and including June 30, 2003	3.20:1.0
July 1, 2003 and thereafter	3.00:1.0

        Section 6.21.4 of the Credit Agreement is amended by deleting the chart found in such section and replacing it with the following chart:

Date	Fixed Charge Coverage Ratio
March 31, 2002	1.00:1.0
June 30, 2002	1.00:1.0
September 30, 2002	1.25:1.0
December 31, 2002	1.00:1.0
March 31, 2003	1.15:1.0
June 30, 2003	1.15:1.0
The date of each fiscal quarter end thereafter	2.00:1.0

        The following is added as Section 6.21.7 of the Credit Agreement:

        6.21.7 The Borrowers shall cause EBITDA for the fiscal quarter ending December 31, 2002, to be not less than ($2,200,000).

        Section 6.22 of the Credit Agreement is amended by deleting the language "eight percent (8%) of Consolidated Net Revenue during any one fiscal year" and replacing it with "$2,000,000 during any one fiscal quarter".

        Section 7.3 of the Credit Agreement is amended by deleting the period at the end of such section and replacing it with the following phrase:

      "of this Agreement, any term or provision of that certain Amendment No. 4 to the Credit Agreement, dated as of November 14, 2002, by and among the Borrowers, the Agent and the Lenders, or any term or provision found in that certain Second Amendment to the Intercreditor and Collateral Agency Agreement, dated as of November 14, 2002, by and among the Agent, the Collateral Agent and the several banks and financial institutions party thereto."

      Consent and Waiver. The Lenders hereby waive (a) any breach of Section 6.21.1 of the Credit Agreement to the extent that the Leverage Ratio was greater than 4.50:1.0 but not greater than 5.25:1.00 as of September 30, 2002, and (b) any breach of Section 6.21.4 of the Credit Agreement to the extent that the Fixed Charge Coverage Ratio was less than 1.10:1.0 but not less than 0.80:1.0 as of September 30, 2002.

      Representations and Warranties of the Borrower. The Borrowers represent and warrant that:

        The execution, delivery and performance by the Borrowers of this Amendment have been duly authorized by all necessary corporate action and that this Amendment is a legal, valid and binding obligation of the Borrowers enforceable against the Borrowers in accordance with its terms, except as the enforcement thereof may be subject to the effect of any applicable bankruptcy, insolvency, reorganization, moratorium or similar law affecting creditors' rights generally;

        Each of the representations and warranties contained in the Credit Agreement is true and correct in all material respects on and as of the date hereof as if made on the date hereof; and

        The Borrowers have not paid or agreed to pay any fees or other consideration, or given any additional security or collateral (other than the Mortgages agreed to in this Amendment), or shortened the maturity or average life of any Indebtedness, in each case, in connection with the obtaining of any consents or approvals in connection with the transactions contemplated hereby including, without limitation thereof, in connection with the Note Purchase Agreements, dated as of September 10, 2001, as amended, among the Borrowers and the Noteholders, other than the payment of legal fees of counsel to the Noteholders under the Senior Note Amendment.

        After giving effect to this Amendment and the Senior Note Amendment (as defined below), no Default or Unmatured Default has occurred and is continuing.

      Further Agreements. As an inducement to the Lenders to enter into this Amendment, the Borrowers agree that:

        Until the Required Lenders shall otherwise agree, no Borrower shall request any Advance or the issuance of any Facility Letter of Credit under the Credit Agreement that would cause the Obligations to exceed the lesser of (i) the Aggregate Commitment as reduced pursuant to the terms of the Credit Agreement and (ii) $58,199,669.77, and no Lender shall be obligated to extend further credit to the Borrowers under the Credit Agreement to the extent that such extensions of credit would cause the Obligations to exceed the lesser of (i) the Aggregate Commitment as reduced pursuant to the terms of the Credit Agreement and (ii) $58,199,669.77.

        On or prior to December 16, 2002 (or such later date to which the Agent may consent), the Borrowers shall cause to be delivered to the Collateral Agent (i) fully executed counterparts of mortgages (the "Mortgages") in form and substance satisfactory to the Collateral Agent, which mortgages shall encumber the real property owned by the Borrowers and their Subsidiaries listed on Schedule 4(b) hereto (the "Mortgaged Properties" and each a "Mortgaged Property"), together with evidence that counterparts of the Mortgages have been delivered to the title insurance company for recording in all places to the extent necessary or desirable, in the judgment of the Collateral Agent, to create a valid and enforceable lien on each Mortgaged Property in favor of the Collateral Agent (or such other trustee as may be required or desired under local law) for the benefit of the Secured Parties under the Security Agreement (and securing the Secured Obligations (as defined in the Security Agreement)), subject only to liens permitted under Section 6.18 of the Credit Agreement; (ii) mortgagee title insurance policies issued by title insurance companies satisfactory to the Collateral Agent (the "Mortgage Policies") with respect to the Mortgaged Properties in amounts satisfactory to the Collateral Agent assuring the Collateral Agent that the Mortgages with respect to such Mortgaged Properties are valid and enforceable mortgage liens on the respective Mortgaged Properties, free and clear of all defects, encumbrances and other Liens except liens permitted under Section 6.18 of the Credit Agreement, such Mortgage Policies to be in form and substance satisfactory to the Collateral Agent and shall include such endorsements as the Collateral Agent may request; and (iii) such related opinions of counsel, surveys and appraisals as the Agent may request.

        On or prior to December 2, 2002, Astec shall engage and be utilizing (and at all times thereafter shall retain, unless otherwise agreed by the Agent) the services of a financial consultant (to be nominated by Astec and satisfactory to the Agent) for the purpose of reviewing and analyzing the business and cash flows of Astec and its Subsidiaries.

        Astec shall not, nor shall it permit any Subsidiary to, consummate any Asset Dispositions or sales by AFS of operating or financing leases without the prior written consent of the Required Lenders. Immediately upon receipt by any Credit Party of Net Available Proceeds from an Asset Disposition or proceeds from sales by AFS of operating or financing leases ("Other Proceeds"), such Net Available Proceeds or Other Proceeds, as applicable, shall be (A) applied exclusively, notwithstanding any provision in the Credit Agreement to the contrary, to the immediate prepayment of the Secured Obligations (as defined in the Security Agreement) and (B) allocated to prepayment of the Secured Obligations (as defined in the Security Agreement) in accordance with the terms of the Intercreditor Agreement; provided that, at the direction of the Required Lenders and Required Note Secured Parties (as defined in the Security Agreement), all or any portion of such Net Available Proceeds or Other Proceeds shall instead be deposited into a cash collateral account maintained by the Collateral Agent for the benefit of the Secured Parties (as defined in the Security Agreement) on terms satisfactory to the Required Lenders and the Required Note Secured Parties (as defined in the Security Agreement). Any Net Available Proceeds or Other Proceeds allocable to the Noteholders but not accepted by one or more Noteholders for prepayment of the Senior Notes (as described in the definition of "Debt Prepayment Application" found in the Note Purchase Agreements) shall be applied to repayment of the Obligations. Upon any such prepayment of the Obligations pursuant to this Section 4(d), the Aggregate Commitment shall be permanently reduced by the amount so prepaid.

        On or prior to December 16, 2002, Astec shall deliver business forecasts for itself and its Subsidiaries for the 2003 fiscal year to the Agent, which forecasts shall be in form and substance satisfactory to the Agent.

        On a weekly basis beginning December 13, 2002, Astec shall provide to the Agent cash flow forecasts for the succeeding 13 week period in a form satisfactory to the Agent.

        Astec shall comply with the terms of Exhibit 4(g) hereto.

        Astec shall cooperate with the Collateral Agent in its conduct of a collateral audit during December 2002.

      Effective Date. This Amendment shall become effective upon the date (the "Effective Date") when all of the following events shall have occurred: (a) the execution and delivery hereof by the Borrowers, the Agent and the Lenders; (b) the execution and delivery by the Borrowers and the Required Holders of an amendment to the Note Purchase Agreements and/or waiver of certain terms thereof in form and substance satisfactory to the Lenders (the "Senior Note Amendment"); (c) refinancing of any outstanding Swing Line Loans with a Tranche A Revolving Loan as described in Section 2.3.2 of the Credit Agreement (which refinancing the Swing Line Lender hereby demands); (d) delivery to the Agent of certificates executed by the Secretary or Assistant Secretary of each Borrower, certifying (i) an attached copy of each Borrower's Board of Directors' (or Executive Committee's) resolutions authorizing the execution, delivery and performance of this Amendment on behalf of the respective Borrowers and (ii) that there have been no amendments, supplements or modifications to the Certificate of Incorporation, the Bylaws or the certificate of incumbency of each Borrower delivered to the Agent on May 13, 2002, or attached copies of such amendments, supplements or modifications; (e) the execution and delivery by the Collateral Agent, the Agent, the Lenders and the Noteholders of the Second Amendment to Intercreditor and Collateral Agency Agreement; and delivery to the Agent of such other documents as the Agent, any Lender or their counsel may have reasonably requested.

      Reference to and Effect Upon the Credit Agreement.

        Except as specifically amended or waived above, the Credit Agreement and the other Loan Documents shall remain in full force and effect and are hereby ratified and confirmed.

        The execution, delivery and effectiveness of this Amendment shall not operate as a waiver of any right, power or remedy of the Agent or any Lender under the Credit Agreement or any Loan Document, nor constitute a waiver of any provision of the Credit Agreement or any Loan Document, except as specifically set forth herein. Upon the effectiveness of this Amendment, each reference in the Credit Agreement to "this Agreement", "hereunder", "hereof", "herein" or words of similar import shall mean and be a reference to the Credit Agreement as amended hereby.

        If not sooner terminated, on the Effective Date the Forbearance (as defined in the Forbearance Agreement, dated as of October 24, 2002 (the "Forbearance Agreement"), by and among the Borrowers, the Agent and the Lenders) shall terminate, and the obligations of Astec and AFS under Sections 5.02 and 5.03 of the Forbearance Agreement shall also terminate.

      Costs and Expenses. The Borrower hereby affirms its obligation under Section 9.7 of the Credit Agreement to reimburse the Agent for all reasonable costs, internal charges and out-of-pocket expenses paid or incurred by the Agent in connection with the preparation, negotiation, execution and delivery of this Amendment, including but not limited to the attorneys' fees and time charges of attorneys for the Agent with respect thereto.

      GOVERNING LAW. THIS AMENDMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS (INCLUDING WITHOUT LIMITATION 735 ILCS SECTION 105/5-1 ET SEQ, BUT OTHERWISE WITHOUT REGARD TO CONFLICTS OF LAWS PROVISIONS) OF THE STATE OF ILLINOIS BUT GIVING EFFECT TO FEDERAL LAWS APPLICABLE TO NATIONAL BANKS.

      Headings. Section headings in this Amendment are included herein for convenience of reference only and shall not constitute a part of this Amendment for any other purposes.

      Counterparts. This Amendment may be executed in any number of counterparts, each of which when so executed shall be deemed an original but all such counterparts shall constitute one and the same instrument.

IN WITNESS WHEREOF, the parties have executed this Amendment as of the date and year first above written.

ASTEC INDUSTRIES, INC.

By:/s/ F. McKamy Hall

Print Name: F. McKamy Hall

Title: V.P. and Chief Financial Officer

Address: 4101 Jerome Avenue

Chattanooga, Tennessee 37407

Facsimile: (423) 867-4127

Telephone: (423) 867-4210

Attention: F. McKamy Hall

ASTEC FINANCIAL SERVICES, INC.

By: /s/ Albert E. Guth

Print Name: Albert E. Guth

Title: President

Address: 1725 Shepherd Road

Chattanooga, Tennessee 37421

Facsimile: (423) 899-4456

Telephone: (423) 899-5898

Attention: Albert E. Guth

BANK ONE, NA,

individually and as Agent

By: /s/ Andrew D. MacIver

Print Name: Andrew D. MacIver

Title: V.P.

Address: 1 Bank One Plaza

Chicago, Illinois 60670

Facsimile: (312) 732-5296

Telephone: (312) 732-5730

Attention: David T. McNeela

SUNTRUST BANK

By:/s/ James M. Sloan, Jr.

Print Name: James M. Sloan, Jr.

Title: Director

Address: 201 Fourth Avenue North

Nashville, Tennessee 37219

Facsimile: (615) 748-5269

Telephone: (615) 748-5745

Attention: Jim Sloan

AMSOUTH BANK

By: /s/ Tracy Brown

Print Name: Tracy Brown

Title: Vice President

Address: 601 Market Center

Chattanooga, Tennessee 37402

Facsimile: (423) 752-1558

Telephone: (423) 752-1535

Attention: Tracy Brown

BRANCH BANK & TRUST CO.

By: /s/ James C. Stallings

Print Name: James C. Stallings

Title: Vice President

Address: Corporate Accounts Division

P.O. Box 15008

Winston-Salem, North Carolina 27113

Facsimile: (336) 733-3254

Telephone: (336) 733-3251

Attention: James Stallings

U.S. BANK

 By: /s/ Russell Rogers

Print Name: Russell Rogers

Title: Vice President

Address: 150 Fourth Avenue North, 2d Floor

Nashville, Tennessee 37219

Facsimile: (615) 251-9247

Telephone: (615) 251-9280

Attention: Russell Rogers

EXHIBIT 10.47

Fourth Amendment Agreement and Limited Waiver ("Limited Waiver")
to

Re: Note Purchase Agreements Dated as of September 10, 2001

and 7.56% Secured Notes due September 10, 2011

To Each of the holders listed in Schedule A to this Limited Waiver

Ladies and Gentlemen:

Reference is made to (i) the separate Note Purchase Agreements each dated as of September 10, 2001 as amended by the First Amendment Agreement dated as of March 12, 2002 (the "First Amendment Agreement"), among the Obligors (defined below) and each of you and as amended by the Second Amendment Agreement dated as of May 13, 2002 (the "Second Amendment Agreement"), among the Obligors and each of you and as amended by the Third Amendment Agreement dated as of August 14, 2002 (the "Third Amendment Agreement") among the Obligors and each of you (the "Note Purchase Agreements"), among Astec Industries, Inc., a Tennessee corporation (the "Company"), Astec Financial Services, Inc., a Tennessee corporation ("Financial" and, together with the Company, the "Obligors"), and the holders named on Schedule A attached thereto, respectively, (ii) the $80,000,000 aggregate principal amount of 7.56% Senior Secured Notes due September 10, 2011 of the Obligors, as amended by the First Amendment Agreement and by the Second Amendment Agreement (the "Existing Notes" and, as amended, the "Notes"), (iii) the Pledge Agreement dated as of September 10, 2001 (as amended, the "Pledge Agreement") between the Company and Bank One, NA, a national banking association as collateral agent (the "Collateral Agent"), (iv) the Security Agreement dated as of May 13, 2002 (as amended, the "Security Agreement") among the Obligors, the other Credit Parties (as defined therein) and the Collateral Agent and (v) the Intercreditor and Collateral Agency Agreement dated as of September 10, 2000 by and among the Collateral Agent in its capacity as Collateral Agent, Agent and Lender (each as defined therein), the several lenders party thereto, and each of you, as amended by the First Amendment to Intercreditor and Collateral Agency Agreement dated as of May 13, 2002 among the Collateral Agent in its capacity as Collateral Agent, Agent and Lender, the several lenders party thereto and each of you and the Second Amendment to Intercreditor and Collateral Agency Agreement dated as of November 14, 2002 among the Collateral Agent in its capacity as Collateral Agent, Agent and Lender, the several lenders party thereto and each of you (as amended, the "Intercreditor Agreement").

For good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Obligors request an amendment of certain provisions of the Existing Note Purchase Agreements and a limited waiver of certain violations of the Existing Note Purchase Agreements as hereinafter provided.

Upon your acceptance hereof in the manner hereinafter provided and upon satisfaction of all conditions to the effectiveness hereof and receipt by the Obligors of similar acceptances from the Required Holders of the Existing Notes, this Limited Waiver shall constitute a contract between us amending the Existing Note Purchase Agreements and waiving the exercise of certain rights of the holders under the Existing Note Purchase Agreements as of November 14, 2002, but only in the respects hereinafter set forth:

Section 1. Amendments to Existing Note Purchase Agreements.

Section 1.1. Section 10.3 of the Existing Note Purchase Agreements shall be and is hereby amended in its entirety to read as follows:

"Section 10.3. Consolidated Total Debt Coverage. The Obligors will not permit, as at the end of each fiscal quarter, the ratio of Consolidated Total Debt (excluding Guaranties of an Obligor or any Subsidiary for notes and accounts receivable sold of up to $5,000,000 in the aggregate in respect of true sale securitization transactions) to Consolidated Operating Cash Flow to exceed (a) 5.25 to 1.00 for the fiscal quarter ending on June 30, 2002, (b) 4.50 to 1.00 for the fiscal quarter ending on September 30, 2002, (c) 4.75 to 1.00 for the fiscal quarter ending on December 31, 2002, (d) 3.20 to 1.00 for the fiscal quarters ending March 31, 2003 and June 30, 2003 or (e) 3.00 to 1.00 for the fiscal quarters ending on or after July 1, 2003, in each case for the immediately preceding four quarter period, taken as a single accounting period ending on the date of calculation."

Section 1.2. Section 10.4 of the Existing Note Purchase Agreements shall be and is hereby amended in its entirety to read as follows:

"Section 10.4. Fixed Charge Coverage. The Obligors will not permit, as at the end of each fiscal quarter, the ratio of Consolidated Earnings Available for Fixed Charges to Consolidated Fixed Charges to be less than (a) 1.00 to 1.00 for the fiscal quarter ending on June 30, 2002, (b) 1.25 to 1.00 for the fiscal quarter ending on September 30, 2002, (c) 1.00 to 1.00 for the fiscal quarter ending on December 31, 2002, (d) 1.15 to 1.00 for each fiscal quarter ending March 31, 2003 and June 30, 2003 or (e) 2.00 to 1.00 for the fiscal quarters ending on or after July 1, 2003, in each case for the immediately preceding four quarter period, taken as a single accounting period ending on the date of calculation."

Section 1.3. Section 10 of the Existing Note Purchase Agreements shall be and is hereby amended by adding the following thereto:

Section 10.14. Minimum EBITDA. The Obligors shall cause EBITDA for the fiscal quarter ending December 31, 2002, to be not less than ($2,200,000), it being understood that the foregoing figure is to be interpreted as a minus $2,200,000.

Solely for the purposes of determining compliance by the Obligors with the provisions of Sections 10.3, 10.4 and 10.14, and for no other purposes whatsoever under any of the Notes Documents, the Make-Whole Amount required to be paid shall be deemed to be zero.

Section 1.4. Section 11(c) shall be and is hereby amended by adding the following to the end thereof:

"or any Obligor defaults in the performance of or compliance with any term or provision found in that certain Second Amendment to the Intercreditor and Collateral Agency Agreement, dated as of November, 2002, by and among the holders, the Collateral Agent and the banks party thereto; or"

Section 1.5. Schedule B to the Existing Note Purchase Agreements shall be and is hereby amended by adding or revising the following definitions thereto in alphabetical order:

"Capitalized Lease Obligations" shall mean the amount of obligations of a Person under Capital Leases which would be shown as a liability on a balance sheet of such Person prepared in accordance with GAAP.

"EBITDA" shall mean for any period Consolidated Net Earnings plus (a) current and deferred income taxes plus (b) the amount of all amortization of intangibles and depreciation that was deducted in arriving at Consolidated Net Earnings plus Interest Expense (including Interest Expense associated with Capitalized Lease Obligations and Interest Expense in connection with the Permitted Receivables Securitization Program even though not directly incurred by an Obligor or a Subsidiary) plus unusual non-cash charges minus equity in net income of Affiliates and minus interest income (except for interest income of Financial) in each case on a consolidated basis for the Obligors and their Subsidiaries.

"'Fourth Amendment Agreement" shall mean the Fourth Amendment Agreement and Limited Waiver dated as of November 14, 2002, to the Note Purchase Agreements as amended by the First Amendment Agreement, Second Amendment Agreement and Third Amendment Agreement.

Section 2. Limited Waiver of Default under Note Purchase Agreements.

The Required Holders waive their right to exercise remedies under Section 12 of the Note Purchase Agreements to the extent, and only to the extent, such rights arise solely as a result of a violation of Section 10.3 or 10.4 of the Note Purchase Agreements as of September 30, 2002 to the extent that (i) the Consolidated Total Debt Coverage Ratio was greater than 4.5 to 1.00, but not greater than 5.3 to 1.00, as of September 30, 2002, and (ii) the Fixed Charge Coverage Ratio was less than 1.25 to 1.00, but not less than .80 to 1.00, as of September 30, 2002, but for no other purposes. The Company acknowledges that notwithstanding the foregoing waiver of rights to exercise remedies, an Event of Default shall be deemed to exist for all other purposes under the Financing Documents including, but without limitation, for the purposes of determining the rights of the Company or any Subsidiary to enter into transactions contemplated by Sections 10.7, 10.8, 10.9 and 10.10 of the Note Purchase Agreements.

Section 3. Conditions Precedent.

Section 3.1. This Limited Waiver shall not become effective until, and shall become effective on, the Business Day when each of the following conditions shall have been satisfied:

(a) Each holder shall have received this Limited Waiver, duly executed by the Obligors.

(b) The Required Holders shall have consented to this Limited Waiver as evidenced by their execution thereof.

(c) The representations and warranties of the Obligors set forth in Section 4 and the acknowledgments set forth in Section 5 hereof shall be true and correct in all material respects as of the date of the execution and delivery of this Limited Waiver.

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

(e) Each holder shall have received such Officer's Certificate and such certificates of a secretarial officer of each Obligor as it may reasonably request with respect to this Limited Waiver and the transactions contemplated hereby.

(f) The Obligors shall have paid the fees and disbursements of the holders' special counsel, Chapman and Cutler, incurred in connection with the negotiation, preparation, execution and delivery of this Limited Waiver and the transactions contemplated hereby which fees and disbursements are reflected in the statement of such special counsel delivered to the Obligors at the time of the execution and delivery of this Limited Waiver. Upon receipt of any supplemental statement after the execution of this Limited Wavier, the Obligors will pay such additional fees and disbursements of the holders' special counsel which were not reflected in its accounting records as of the time of the delivery of the initial statement of fees and disbursements.

(g) Each holder shall have received a fully executed copy of the Amendment No. 4 to Credit Agreement and Waiver dated as of November 14, 2002 among the Obligors, the lender parties thereto and Bank One, NA, as agent for such lenders (the "Fourth Amendment to Credit Agreement"), which shall, among other things, terminate Sections 5.02 and 5.03 of that certain Forbearance Agreement dated as of October 24, 2002 among the Obligors, the lender parties thereto and Bank One, NA, as agent for such lenders, and which shall be satisfactory in form and substance to the holders, a copy of which is attached hereto as Exhibit B.

(i) All corporate and other proceedings in connection with the transactions contemplated by this Limited Wavier and all documents and instruments incident to such transactions shall be satisfactory to you and your special counsel, and you and your special counsel shall have received all such counterpart originals or certified or other copies of such documents as you or they may reasonably request.

(j) Each holder shall have received a fully executed copy of the Second Amendment to Intercreditor and Collateral Agency Agreement dated as of November 14, 2002 among Bank One, NA, in its capacity as collateral agent, agent and lender, the lender parties thereto and the holders party thereto, satisfactory in form and substance to the holders, a copy of which is attached hereto as Exhibit C.

Section 4. Representations and Warranties and Additional Agreements.

The Obligors hereby represent, warrant and agree that:

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

(d) This Limited Waiver and the transactions contemplated hereby are within the corporate powers of each Obligor, have been duly authorized by all necessary corporate action on the part of each Obligor and this Limited Waiver has been duly executed and delivered by each Obligor and constitute legal, valid and binding obligations of each Obligor enforceable in accordance with their respective terms.

(e) Each Obligor represents and warrants that there are no other defaults under the Note Purchase Agreements other than defaults under the provisions of the Note Purchase Agreements as a result of violations of Sections 10.3 and 10.4 thereof as a result of (i) the Consolidated Total Debt Coverage Ratio being greater than 4.5 to 1.0 as of September 30, 2002, but not greater than 5.25 to 1.00, and (ii) the Fixed Charge Coverage Ratio being less than 1.25 to 1.00 but not less than .80 to 1.00 as of September 30, 2002.

(f) The execution, delivery and performance of this Limited Waiver by each Obligor does not and will not result in a violation of or default under (A) the articles of incorporation or bylaws of such Obligor, (B) any material agreement to which each Obligor is a party or by which it is bound or to which such Obligor or any of its properties is subject, (C) any material order, writ, injunction or decree binding on each Obligor, or (D) any material statute, regulation, rule or other law applicable to each Obligor.

(g) No authorization, consent, approval, exemption or action by or notice to or filing with any court or administrative or governmental body (other than periodic filings with regulatory authorities, none of which are required to be filed as of the effective date of this Limited Waiver) is required in connection with the execution and delivery of this Limited Waiver or the consummation of the transactions contemplated thereby.

(h) The Obligors have not paid or agreed to pay any fees or other consideration, or given any additional security (with the exception of the Mortgages (as defined hereunder)) or collateral, or shortened the maturity or average life of any indebtedness or permanently reduced any borrowing capacity, in each case, in connection with the obtaining of any consents or approvals in connection with the transactions contemplated hereby including, without limitation thereof, in connection with the Credit Agreement dated as of September 10, 2001, as amended among the Obligors, the lender parties thereto and Bank One NA, as agent for such lenders, other than (i) reduction of total commitment under the Bank Credit Agreement from $125,000,000 to $60,000,000, (ii) the payment of legal fees of counsel to the Lenders and the Agent under the First Amendment to Credit Agreement, the Second Amendment to Credit Agreement, the Third Amendment to Credit Agreement and the Fourth Amendment to Credit Agreement, (iii) the payment of the fees referred to in Section 4.3 of the First Amendment to Credit Agreement in an aggregate amount not in excess of $125,000 plus such other fees payable to the Agent as have been separately agreed to by the Agent and Obligors in connection with the First Amendment to Credit Agreement and (iv) the payment of the fees referred to in Section 4(b) of the Second Amendment to Credit Agreement in an aggregate amount not in excess of $125,000 plus such other fees payable to the Agent as have been separately agreed to by the Agent and Obligors in connection with the Second Amendment to Credit Agreement.

(i) On or prior to December 15, 2002 (or such later date to which the Required Holders may consent), the Obligors shall cause to be delivered to the Collateral Agent with a copy to the holders (i) fully executed counterparts of mortgages (the "Mortgages") in form and substance satisfactory to the Required Holders, which mortgages shall encumber the real property owned by the Obligors and their Subsidiaries listed on Schedule 2 hereto (the "Mortgaged Properties" and each a "Mortgaged Property"), together with evidence that counterparts of the Mortgages have been delivered to the title insurance company for recording in all places to the extent necessary or desirable, in the judgment of the Required Holders, to create a valid and enforceable lien on each Mortgaged Property in favor of the Collateral Agent (or such other trustee as may be required or desired under local law) for the benefit of the Secured Parties under the Security Agreement (and securing the Secured Obligations (as defined in the Security Agreement)), subject only to permitted Liens; (ii) mortgagee title insurance policies issued by title insurance companies satisfactory to the Required Holders (the "Mortgage Policies") with respect to the Mortgaged Properties in amounts satisfactory to the Required Holders assuring the Required Holders that the Mortgages with respect to such Mortgaged Properties are valid and enforceable mortgage liens on the respective Mortgaged Properties, free and clear of all defects, encumbrances and other Liens except permitted Liens, such Mortgage Policies to be in form and substance satisfactory to the Required Holders and shall include such endorsements as the Required Holders may request; and (iii) such related opinions of counsel, surveys and appraisals as the holders may request.

(k) On or prior to December 2, 2002, the Company shall engage and be utilizing (and at all times thereafter shall retain, unless otherwise agreed by the Required Holders) the services of a financial consultant, to be nominated by the Company and satisfactory to the Required Holders, for the purpose of reviewing and analyzing the business and cash flows of the Company and its Subsidiaries.

(l) In addition to and not in limitation of any other restrictions in the Note Documents, including Section 10.10 of the Note Purchase Agreements, the Company shall not, nor shall it permit any Subsidiary to, consummate any Asset Dispositions (including the same of the property of Trencor, Inc. located in Grapevine, Texas) or sales by Financial of receivables or operating or financing leases (or proceeds in respect thereof) without the prior written consent of the Required Holders. Immediately upon receipt by any Obligor or any Subsidiary of an Obligor of any proceeds (net of income taxes paid or to be paid in respect of such proceeds to the extent such netting is permitted by the aforementioned Credit Agreement) as a result of an Asset Disposition or proceeds from sales by Financial of receivables or operating or financing leases (together, "Proceeds"), such Proceeds shall be (A) applied exclusively to the immediate prepayment of the Secured Obligations (as defined in the Security Agreement) and (B) allocated to prepayment of the Secured Obligations (as defined in the Security Agreement) in accordance with the terms of the Intercreditor Agreement; provided that, at the direction of the Required Lenders (as defined in the Security Agreement) and Required Holders, all or any portion of such Proceeds shall instead be deposited into a cash collateral account maintained by the Collateral Agent for the benefit of the Secured Parties (as defined in the Security Agreement) on terms satisfactory to the Required Lenders and the Required Holders.

(m) On or prior to December 16, 2002, the Company shall deliver business forecasts for itself and its Subsidiaries for the 2003 fiscal year to the holders, which forecasts shall be in form and substance satisfactory to the holders.

(n) On a weekly basis beginning December 13, 2002, the Company shall provide to the holders cash flow forecasts for the succeeding 13 week period in a form satisfactory to the holders.

(o) The Company shall comply with Exhibit 4(o) hereto.

Section 5. Acknowledgments.

The Obligors acknowledge, agree, confirm and ratify that any direction, demand or notice under the Collateral Documents (as defined in the Intercreditor Agreement) by the Collateral Agent is subject to the terms and conditions of the Intercreditor Agreement.

Section 6. Miscellaneous.

Section 6.1. Except as amended herein, all terms and provisions of the Note Purchase Agreements, the Notes, the Pledge Agreement, the Security Agreement, the Intercreditor Agreement and related agreements and instruments are hereby ratified, confirmed and approved in all respects.

Section 6.2. Any and all notices, requests, certificates and other instruments, including the Notes, may refer to any of the Financing Documents without making specific reference to this Limited Waiver, but nevertheless all such references shall be deemed to include this Limited Waiver unless the context shall otherwise require. Your acceptance hereof will also constitute your agreement that prior to any sale, assignment, transfer, pledge or other disposition by you of any Notes, you shall either (i) impose on the Notes so to be disposed of an appropriate endorsement referring to this Limited Waiver as binding on the parties hereto and upon any and all future holders of such Notes or (ii) at your option at any time, surrender such Notes for new Notes of the same form and tenor as the Notes so surrendered but revised to contain express textual reference to this Limited Waiver. All expenses for the preparation of such new Notes and the exchange for such new Notes are to be borne by the Obligors.

Section 6.3. This Limited Waiver and all covenants herein contained shall be binding upon and inure to the benefit of the respective successors and assigns of the parties hereunder. All covenants made by the Obligors herein shall survive the closing and the delivery of this Limited Waiver.

Section 6.4. This Limited Waiver shall be governed by and construed in accordance with Illinois law.

Section 6.5. The capitalized terms used in this Limited Waiver shall have the respective meanings specified in the Note Purchase Agreements unless otherwise herein defined, or the context hereof shall otherwise require.

The execution hereof by the holders shall constitute a contract among the Obligors and the holders for the uses and purposes hereinabove set forth. This Limited Waiver may be executed in any number of counterparts, each executed counterpart constituting an original but all together only one agreement.

Astec Industries, Inc.

By: /s/ F. McKamy Hall

Its: V.P. and Chief Financial Officer

Astec Financial Services, Inc.

By: /s/ Albert E. Guth

Its: President

This foregoing Limited Waiver is hereby accepted and agreed to as of the date aforesaid. The execution by each holder listed below shall constitute its respective several and not joint confirmation that it is the owner and holder of the Notes set opposite its name on Schedule I hereto and that it has not sold or otherwise transferred any of the Notes originally purchased by it pursuant to the Note Purchase Agreements.

American United Life Insurance Company

 By: /s/ Christopher D. Pahlke

Name: Christopher D. Pahlke

Title: Vice President Private Placements

This foregoing Limited Waiver is hereby accepted and agreed to as of the date aforesaid. The execution by each holder listed below shall constitute its respective several and not joint confirmation that it is the owner and holder of the Notes set opposite its name on Schedule I hereto and that it has not sold or otherwise transferred any of the Notes originally purchased by it pursuant to the Note Purchase Agreements.

The Guardian Life Insurance Company of America

 By: /s/ Brian Keating

Name: Brian Keating

Title: Director - Fixed Income

The Guardian Insurance & Annuity Company, Inc.

 By: /s/ Brian Keating

Name: Brian Keating

Title: Director - Fixed Income

Fort Dearborn Life Insurance Company

By: Guardian Investor Services LLC

 By: /s/ Brian Keating

Name: Brian Keating

Title: Director - Fixed Income

The Berkshire Life Insurance Company of America

 By: /s/ Brian Keating

Name: Brian Keating

Title: Director - Fixed Income

This foregoing Limited Waiver is hereby accepted and agreed to as of the date aforesaid. The execution by each holder listed below shall constitute its respective several and not joint confirmation that it is the owner and holder of the Notes set opposite its name on Schedule I hereto and that it has not sold or otherwise transferred any of the Notes originally purchased by it pursuant to the Note Purchase Agreements.

National Life Insurance Company

 By: /s/ R. Scott Higgins

Name: R. Scott Higgins

Title: Vice President, NL Capital Management

Life Insurance Company of the Southwest

 By: /s/ R. Scott Higgins

Name: R. Scott Higgins

Title: Vice President, NL Capital Management

This foregoing Limited Waiver is hereby accepted and agreed to as of the date aforesaid. The execution by each holder listed below shall constitute its respective several and not joint confirmation that it is the owner and holder of the Notes set opposite its name on Schedule I hereto and that it has not sold or otherwise transferred any of the Notes originally purchased by it pursuant to the Note Purchase Agreements.

Unum Life Insurance Company of America

By: Provident Investment Management, LLC, its Agent

 By: /s/ Ben Vance

Name: Ben Vance

Title: Assistant Vice President

This foregoing Limited Waiver is hereby accepted and agreed to as of the date aforesaid. The execution by each holder listed below shall constitute its respective several and not joint confirmation that it is the owner and holder of the Notes set opposite its name on Schedule I hereto and that it has not sold or otherwise transferred any of the Notes originally purchased by it pursuant to the Note Purchase Agreements.

United of Omaha Life Insurance Company

 By: /s/ Edwin H. Garrison, Jr.

Name: Edwin H. Garrison, Jr.

Title: First Vice President

Companion Life Insurance Company

 By: /s/ Edwin H. Garrison, Jr.

Name: Edwin H. Garrison, Jr.

Title: Authorized Vice President

This foregoing Limited Waiver is hereby accepted and agreed to as of the date aforesaid. The execution by each holder listed below shall constitute its respective several and not joint confirmation that it is the owner and holder of the Notes set opposite its name on Schedule I hereto and that it has not sold or otherwise transferred any of the Notes originally purchased by it pursuant to the Note Purchase Agreements.

Nationwide Life Insurance Company

 By: /s/ Mark W. Poeppelman

Name: Mark W. Poeppelman

Title: Associate Vice President

Nationwide Life and Annuity Insurance Company

 By: /s/ Mark W. Poeppelman

Name: Mark W. Poeppelman

Title: Associate Vice President

This foregoing Limited Waiver is hereby accepted and agreed to as of the date aforesaid. The execution by each holder listed below shall constitute its respective several and not joint confirmation that it is the owner and holder of the Notes set opposite its name on Schedule I hereto and that it has not sold or otherwise transferred any of the Notes originally purchased by it pursuant to the Note Purchase Agreements.

Teachers Insurance and Annuity Association of America

 By: /s/ Estelle Simsolo

Name: Estelle Simsolo

Title: Director - Private Placements

Name of Holder	Outstanding Principal Amount and Series of Notes Held as of November 14, 2002
American United Life Insurance Company	$3,000,000
CUDD & CO. (as nominee of The Guardian Life Insurance Company of America)	$5,000,000 $2,500,000
CUDD & CO. (as nominee of The Berkshire Life Insurance Company of America)	$5,000,000
CUDD & CO. (as nominee of The Guardian Insurance & Annuity Company, Inc.)	$1,000,000
Bank One & Co. (as nominee of Fort Dearborn Life Insurance Company)	$1,000,000 $500,000
National Life Insurance Company	$4,000,000
Life Insurance Company of the Southwest	$3,000,000
CUDD & CO. (as nominee of Unum Life Insurance Company of America)	$15,000,000
United of Omaha Life Insurance Company	$13,000,000
Companion Life Insurance Company	$2,000,000
Nationwide Life Insurance Company	$5,000,000
Nationwide Life and Annuity Insurance Company	$2,000,000
Teachers Insurance and Annuity Association of America	$18,000,000