Form 10-K
period 2002-12-31
ASTEC INDUSTRIES INC
filed 2003-03-31
CIK 792987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☒	No ☐

(Form 10-K Cover Page - Continued)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $115,957,404 based upon the closing sales price reported by the Nasdaq National Market on March 10, 2003, using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by all directors and executive officers of the registrant, some of whom may not be held to be affiliates upon judicial determination.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of March 10, 2003 Common Stock, par value $.20 - 19,677,440 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the Parts of this Annual Report on Form 10-K indicated:
Document	Form 10-K

Proxy Statement relating to Annual Meeting of Shareholders to be held on May 15, 2003	Part III

ASTEC INDUSTRIES, INC.

2002 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

-iii-

PART I

Item 1. BUSINESS

General

Astec Industries, Inc. (the "Company") is a Tennessee corporation and incorporated in 1972. The Company designs, engineers, manufactures and markets equipment and components used primarily in road building and related construction activities. The Company's products are used in each phase of road building, from quarrying and crushing the aggregate to testing the mix for application of the road surface. The Company also manufactures certain equipment and components unrelated to road construction, including trenching, auger boring, directional drilling, environmental remediation and industrial heat transfer equipment. The Company holds 117 United States and 86 foreign patents, has 32 patent applications pending, and has been responsible for many technological and engineering innovations in the industry. The Company's products are marketed both domestically and internationally. In addition to equipment sales, the Company manufactures and sells replacement parts for equipment in each of its product lines. The distribution and sale of replacement parts is an integral part of the Company's business.

The Company's fourteen manufacturing subsidiaries are: (i) Breaker Technology Ltd., which designs, manufactures and markets rock breaking and processing equipment and utility vehicles for mining; (ii) Johnson Crushers International, Inc., which designs, manufactures and markets portable and stationary aggregate and ore processing equipment; (iii) Kolberg-Pioneer, Inc., which designs, manufactures and markets aggregate processing equipment for the crushed stone, manufactured sand, recycle, top soil and remediation markets; (iv) Osborn Engineered Products SA (Pty) Ltd., which designs, manufactures and markets crushers, vibratory screening equipment, conveyors and turnkey plants and mills; (v) Production Engineered Products, Inc., which designs, manufactures and markets high-frequency vibrating screens for sand and gravel and asphalt operations; (vi) Superior Industries of Morris, Inc., which designs, manufactures and markets conveyors, radial stackers and idlers; (vii) Telsmith, Inc., which designs, manufactures and markets aggregate processing equipment for the production and classification of sand, gravel, and crushed stone for road and other construction applications; (viii) Astec, Inc., which designs, manufactures and markets hot-mix asphalt plants and related components and manufactures testing and sampling equipment for the asphalt mix and aggregate processing industries; (ix) CEI Enterprises, Inc., which designs, manufactures and markets heat transfer equipment, small asphalt plants for the domestic and international markets and polymer and rubber blending systems for the hot-mix asphalt industry; (x) Heatec, Inc., which designs, manufactures and markets thermal fluid heaters, asphalt heaters, polymer and rubber blending systems and other heat transfer equipment used in the Company's asphalt mixing plants and in other industries; (xi) American Augers, Inc., which designs, manufactures and markets auger boring and directional drilling equipment; (xii) Trencor, Inc., which designs, manufactures and markets chain and wheel trenching equipment and excavating equipment; (xiii) Carlson Paving Products, Inc., which designs, manufactures and markets asphalt paver screeds, a milling machine and trench compaction equipment; and (xiv) Roadtec, Inc., which designs, manufactures and markets a line of milling machines used to recycle asphalt and concrete, asphalt paving equipment and material transfer vehicles.

On December 31, 2002, as part of a plan to focus on the core equipment manufacturing business and to further reduce operating expenses, the Company exited the equipment financing business conducted through Astec Financial Services, Inc. ("AFS"), a wholly owned subsidiary of the Company. Since December 31, 2002, AFS has sold to other financing companies, or collected from customers, payment on a substantial portion of all contracts. AFS has sufficient reserve for potentially uncollectible amounts on remaining contracts.

Astec Systems, Inc. was formed in response to market demand for a new generation of modular aggregate processing plants. Astec Systems is not a manufacturing entity but coordinates and markets modular systems using the engineering capabilities and manufactured equipment of the Aggregate and Mining Group and the manufacturing and construction expertise of Astec, Inc.

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

Financial information in connection with the Company's financial reporting for segments of a business under SFAS 131 is included in Note 15 to "Notes to Consolidated Financial Statements - Operations by Industry Segment and Geographic Area," appearing in Appendix A of this report.

Asphalt Group

The Asphalt Group segment is made up of three business units: Astec, Inc., Heatec, Inc. and CEI Enterprises, Inc. These business units design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other non-related industries.

Products

Astec, Inc. ("Astec") designs, engineers, manufactures and markets a complete line of portable, stationary and relocatable hot-mix asphalt plants and related components under the ASTEC® trademark. An asphalt mixing plant typically consists of heating and storage equipment for liquid asphalt (manufactured by CEI or Heatec); cold feed bins for storing aggregates; a drum mixer (batch or Double Barrel type unit) for drying, heating and mixing; a baghouse composed of air filters and other pollution control devices, hot storage bins or silos for temporary storage of hot-mix asphalt and a control house. The Company introduced the concept of high plant portability in 1979. Its current generation of portable asphalt plants is marketed as the Six PackTM and consists of six portable components, which can be disassembled, moved to the construction site and reassembled, thereby reducing relocation expenses. High plant portability represents an industry innovation developed and successfully marketed by the Company. The Company's enhanced version of the Six PackTM, known as the Turbo Six PackTM, is a highly portable plant which is especially useful in less populated areas where plants must be moved from job to job and can be disassembled and erected without the use of cranes.

The components in Astec's asphalt mixing plants are fully automated and use both microprocessor-based and programmable logic control systems for efficient operation. The plants are manufactured to meet or exceed federal and state clean air standards.

The Company has also developed specialized asphalt recycling equipment for use with its hot-mix asphalt plants. Many of its existing products are suited for blending, vaporizing, drying and incinerating contaminated products. As a result, Astec has a line of thermal purification equipment for the remediation of petroleum-contaminated soil.

Heatec, Inc. ("Heatec") designs, engineers, manufactures and markets a variety of thermal fluid heaters, process heaters, waste heat recovery equipment, liquid storage systems and polymer and rubber blending systems under the HEATEC® trademark. For the construction industry, Heatec manufactures a complete line of asphalt heating and storage equipment to serve the hot-mix asphalt industry. In addition, Heatec builds a wide variety of industrial heaters to fit a broad range of applications, including heating equipment for marine vessels, roofing material plants, refineries, chemical processing, rubber plants and agribusiness. Heatec has the technical staff to custom design heating systems and has systems operating as large as 50,000,000 BTU's per hour.

CEI Enterprises, Inc. ("CEI"), designs, engineers, manufactures and markets heating equipment and storage tanks for the asphalt paving industry and rubber and polymer blending systems. CEI's heating equipment uses hot oil, direct fired or electric heating processes. CEI's equipment includes portable and stationary tank models with capacities up to 35,000 gallons each. In addition, CEI manufactures low cost asphalt plants for international and domestic markets.

Marketing

The Company markets its hot-mix asphalt and heat transfer products both domestically and internationally. The principal purchasers of asphalt and related equipment include highway contractors. Asphalt equipment is sold directly to the customers through the Company's domestic and international sales departments, although independent agents are also used to market asphalt plants and their components in international markets.

Heatec equipment is marketed through both direct sales and dealer sales. Manufacturers' representatives sell heating products for applications in industries other than the asphalt industry. CEI equipment is marketed domestically and internationally through direct sales.

In total, the products of the Asphalt Group segment are marketed by approximately 31 direct sales employees, 20 domestic independent distributors and 27 international independent distributors.

Raw Materials

Raw materials used in the manufacture of products include carbon steel and various types of alloy steel, which are normally purchased from distributors. Raw materials for manufacturing are readily available. Most steel is delivered on a "just-in-time" arrangement from the supplier to reduce inventory requirements at the manufacturing facilities.

Competition

This industry segment faces strong competition in price, service and product performance and competes with both large publicly-held companies with resources significantly greater than those of the Company and with various smaller manufacturers. Domestic hot-mix asphalt plant competitors include Gencor Industries, Inc. and CMI Corporation, a subsidiary of Terex Corporation. In the international market, the hot-mix asphalt plant competitors include Ammann, Marinni, Parker, Cifali and Speco. The market for the Company's heat transfer equipment is diverse because of the multiple applications for such equipment. Competitors for the construction product line of heating equipment include, among others, Gencor/Hyway Heat Systems, American Heating, Burke Heating Systems and Pearson Heating Systems, Inc. Competitors for the industrial product line of heating equipment include GTS Energy Systems, Fulton Thermal Corporation and Vapor Power International, among others.

Employees

At December 31, 2002, the Asphalt Group segment employed 859 individuals, of which 674 were engaged in manufacturing, 71 in engineering and 114 in selling, general and administrative functions.

Backlog

The backlog for the hot-mix asphalt and heat transfer equipment at December 31, 2002 and 2001 was approximately $26,629,000 and $31,318,000, respectively.

Aggregate and Mining Group

The Company's Aggregate and Mining Group is comprised of eight business units focused on the aggregate, metallic mining and recycle markets. Seven of the subsidiaries achieve their strength by distributing products into niche markets and drawing on the advantages of brand recognition in the global market. These business units are Breaker Technology Ltd., Johnson Crushers International, Inc., Kolberg-Pioneer, Inc., Osborn Engineered Products, SA (Pty) Ltd., Production Engineered Products, Inc., Superior Industries of Morris, Inc. and Telsmith, Inc. The eighth subsidiary, Astec Systems, Inc., coordinates the engineering capabilities of the subsidiaries in designing and marketing aggregate processing systems comprised of equipment manufactured by the other seven subsidiaries in this segment and from selected equipment of the Asphalt Group.

Products

Founded in 1906, Telsmith, Inc. ("Telsmith") is the oldest subsidiary of the group. The primary markets served under the TELSMITH® trade name are the aggregate and metallic mining industries. Telsmith's core products are cone (Gyrasphere® ), jaw and impact crushers, which are recognized for their reliability and performance. A wide range of vibrating feeders for primary crushing operations are complemented with large vibrating screens for the difficult scalping applications and sizing screens to handle the most rigorous specifications of finished aggregate products. Telsmith offers all of their products as portables that are easily relocated to quarry sites to minimize the costs of transporting crushed stone. Equipment furnished by Telsmith can be purchased as individual components, as portable plants for flexibility or as completely engineered systems for both portable and stationary applications.

The stringent demands for quality aggregate to meet the specifications of the "Superpave" asphalt mixes has led to Telsmith's development, implementation and marketing of the Silver Bullet® Series or "SBS" narrow band cone crusher, which provides unparalleled results in producing a cubical product, as well as enhancing overall machine productivity.

In metallic mining operations, TELSMITH® equipment is used in primary crushing stages after the material has been blasted from the deposit. Secondary and tertiary crushing equipment, as well as vibrating screens, are employed in systems to reduce the material down to sizes for grinding mill feed or leech bed processes.

In 2003, Telsmith will strengthen its continuous improvement efforts by completing the scheduled upgrade to ISO 9001:2000, a more stringent international standard for quality assurance. This designation is recognition of the quality of Telsmith products and services in the worldwide marketplace.

Kolberg-Pioneer, Inc. ("KPI") designs, manufactures and supports a complete line of aggregate processing equipment for the sand and gravel, mining, quarrying and concrete recycling markets. KPI manufactures the well-known Pioneer® and Kolberg® product lines.

Pioneer® products include a complete line of primary, secondary, tertiary and quaternary crushers, including jaws, cones, horizontal shaft impactors, vertical shaft impactors and roll crushers. KPI rock crushers are used by mining, quarrying and sand and gravel producers to crush oversized aggregate to salable size. Vibrating feeders are used to convey aggregate to the primary crusher operations. The incorporation of vibrating grizzly feeders and vibrating scalpers allows small material to bypass the primary crusher. Equipment furnished by Pioneer can be purchased as individual components, as portable plants for flexibility or as completely engineered systems for both portable and stationary applications. Included in the portable area is a newly released, highly-portable Fast Pack® System, featuring quick setup and teardown, thereby maximizing production time and minimizing down time. Also included with the portable Pioneer line is the fully self-contained Rocky Trax Track-Mounted Jaw Crusher, which is ideal for either recycle or hard rock applications, which allows the producer to move the equipment to the material.

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

JCI™ cone crushers are used primarily in secondary and tertiary crushing applications, and come in both manual and remotely adjusted models. Horizontal screens are low-profile machines for use primarily in portable applications. They are used to separate aggregate materials by sizes. Portable plants combine various configurations of cone crushers, horizontal screens and conveyors mounted on tow-away chassis. Because transportation costs are high, producers use portable equipment to operate nearer to their job sites. Portable plants allow the aggregate producers to quickly and efficiently move their equipment from one location to another. Introduced late in 2001, JCI and KPI, during 2002, continued to market a portable rock crushing plant appropriately named the Fast Pack® . This complete, but portable plant, with production capability in excess of 500 tons per hour when relocated, can be reassembled and ready for production in under four hours, making it the industry's most mobile and cost-effective high-capacity crushing system. The Fast Pack® design reduces operating costs by as much as 30%, compared to traditional plant designs, and the user-friendly controls provide a safer work environment for the user.

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

Astec Systems, Inc. ("Astec Systems") was formed in response to market demand for a new generation of modular aggregate processing plants. Astec Systems is not a manufacturing entity but designs and markets modular systems using the engineering capabilities of and equipment manufactured by the Aggregate and Mining Group and Astec, Inc.

Marketing

Aggregate processing and mining equipment is marketed by approximately 100 direct sales employees, 611 independent domestic distributors and 212 independent international distributors. The principal purchasers of aggregate processing equipment include highway and heavy equipment contractors, open mine operators, quarry operators and foreign and domestic governmental agencies.

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

Competition

The Aggregate and Mining Group faces strong competition in price, service and product performance. Aggregate processing and mining equipment competitors include Metso (Nordberg); Sandvik (formerly Svedala Industri AB); Cedarapids, Inc., Powerscreen and Finley, subsidiaries of Terex Corporation; Deister; Continental; Eagle Iron Works; Thor; and other smaller manufacturers, both domestic and international.

Employees

At December 31, 2002, the Aggregate and Mining Group segment employed 1,227 individuals, of which 822 were engaged in manufacturing, 111 in engineering and engineering support functions, and 294 in selling, general and administrative functions.

Backlog

At December 31, 2002 and 2001, the backlog for the Aggregate and Mining Group was approximately $24,441,000 and $26,528,000, respectively.

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

Marketing

Mobile Asphalt Paving Group equipment is marketed both domestically and internationally to highway and heavy equipment contractors, utility contractors and foreign and domestic governmental agencies. Mobile construction equipment is marketed both directly and through dealers. This segment employs 27 direct sales staff, 107 domestic independent distributors and 44 foreign independent distributors.

Raw Materials

Raw materials used in the manufacture of products include carbon steel and various types of alloy steel, which are normally purchased from steel mills and other sources. Raw materials for manufacturing are readily available. Components used in the manufacturing process include engines, gearboxes, power transmissions and electronics systems.

Competition

The Mobile Asphalt Paving Group segment faces strong competition in price, service and performance. Paving equipment and screed competitors include Caterpillar Paving Products, Inc., a subsidiary of Caterpillar, Inc.; Blaw-Knox Construction Equipment Company, a subsidiary of Ingersoll-Rand Company; CMI Corporation, a subsidiary of Terex Corporation; Vogele and Dynapac, a subsidiary of Metso. The segment's milling machine equipment competitors include CMI Corporation, owned by Terex Corporation; Caterpillar, Inc.; and Wirtgen America, Inc.

Employees

At December 31, 2002, the Mobile Asphalt Paving Group segment employed 322 individuals, of which 197 were engaged in manufacturing, 26 in engineering and engineering support functions, and 99 in selling, general and administrative functions.

Backlog

The backlog for the Mobile Asphalt Paving Group segment at December 31, 2002 and 2001 was approximately $2,463,000 and $1,157,000, respectively.

Underground Group

The Astec Underground Group consists of two manufacturing companies, Trencor, Inc., with its primary manufacturing facility located in Loudon, Tennessee and American Augers, Inc., located in West Salem, Ohio. The Astec Underground companies design, engineer and manufacture a complete line of trenching equipment and directional drills for the underground construction market.

Products

In July of 2002, the Company formed a strategic alliance with Case Construction Equipment ("Case") for the manufacture, marketing and sale of trenchers, horizontal directional drills ("HDD") and related equipment for the utility construction market. In addition to the Trencor and American Augers product lines, under an original equipment manufacturer agreement ("OEM") with Case, the Astec Underground Group will manufacture eight Case trenchers, three HDD's, HDD fluid-mixing systems and downhole tools. As part of the same agreement, selected models of Trencor trenchers and American Augers HDD's are distributed through the Case dealer networks.

These products are manufactured in two separate locations. All trenchers are manufactured in Loudon, Tennessee and all trenchless equipment is manufactured in West Salem, Ohio. The Loudon facility produces eighteen models of trenchers and mining machines, while the West Salem facility produces twenty-eight models of trenchless equipment. In addition to these product models, each facility produces numerous attachments and tools for this equipment.

During the fourth quarter of 2002, the manufacturing operations of Trencor, Inc. relocated its primary manufacturing operations to Loudon, Tennessee. The Company currently maintains operations at the facility located in Grapevine, Texas.

Trencor's trenching equipment, with the ability to cut a trench through solid rock in a single pass, is among the toughest in the world. Utilizing a unique mechanical power train, Trencor machines are used to trench pipelines, lay fiber optic cable, cut irrigation ditches, insert highway drainage materials, and more. Trencor also makes foundation trenchers used in areas where drilling and blasting are prohibited. Trencor recently redesigned its line of hydrostatic side-shift trenchers to complement the heavy-duty hydrostatic rock saws used to install fiber optic cable. Trencor also manufactures a side-cutting rock saw, which permits trenching alongside vertical objects such as fences, guardrails, and rock wall in mountainous terrain.

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

During 2002, Trencor designed and developed the Surface Miner, a maneuverable, 1650-horsepower miner that can cut through rock 10 feet wide and up to 26 inches deep in a single pass. When equipped with a GPS unit and the automatic grade and slope system, the miner allows road construction contractors to match the exact specifications of a survey plan.

American Augers designs, manufactures, markets and sells a wide range of trenchless equipment. Today, American Augers is one of the largest manufacturers of auger boring machines in the world, designing and engineering state-of-the-art boring machines, directional drills and fluid/mud systems used in the underground construction or trenchless market. American Augers has one of the broadest product lines in the industry. American Augers has over 2,000 customers throughout the world that operate in the sewer, power, fiber-optic telecommunication, electric, oil and gas, and water industries.

Marketing

Trencor and American Augers market their products domestically through direct sales representatives and the Case dealer network, as well as internationally through both direct sales, independent dealers and sales agents. The Underground Group has approximately 14 direct sales employees and 90 Case dealers with approximately 120 locations contracted to market Trencor equipment.

Raw Materials

Both Trencor and American Augers maintain excellent relationships with suppliers and have experienced minimal turnover. The purchasing group has developed partnering relationships with many of the Company's key vendors to improve just-in-time delivery and thus lower inventory. Steel is the predominant raw material used to manufacture the products of the Astec Underground Group. Components used in the manufacturing process include engines, hydraulic motors and pumps, gearboxes, power transmissions and electronics systems.

Competition

Competition for sales of trenching, excavating, auger boring, directional drilling, and fluid/mud equipment includes Charles Machine Works (Ditch Witch), Tesmec, Vermeer and other smaller custom manufacturers.

Employees

At December 31, 2002, the Underground Group segment employed 319 individuals, of which 221 were engaged in manufacturing, 35 in engineering and 63 in selling, general and administrative functions.

Backlog

The backlog for the Underground Group segment at December 31, 2002 and 2001 was approximately $7,165,000 and $11,083,000, respectively, restated to reflect the acquisition of the Case product line.

Other Business Units

This category consists of the Company's business units that do not meet the requirements for separate disclosure as an operating segment. These other operating units include Astec Financial Services, Inc., Astec Transportation, Inc., Astec Insurance Company and Astec Industries, Inc., the parent company. Revenues in this category are derived predominantly from operating leases, installment loans and other financial products offered by Astec Financial Services, Inc. As discussed earlier, on December 31, 2002, the Company exited the equipment financing business conducted through Astec Financial Services, Inc., a wholly owned subsidiary of the Company.

Competition

During 2002, competitors of the captive finance company included General Electric Credit Corporation, The CIT Group, Inc., Citicapital (Formerly Associates), Orix Credit Alliance, Caterpillar Financial and various local, regional and national financial institutions.

Employees

At December 31, 2002, the Other Business Units segment employed 45 individuals, of which 9 were engaged in transportation operations and 36 in general and administrative functions.

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

In addition, due to the size and weight of certain equipment the Company manufactures, the Company and its customers sometimes confront conflicting state regulations on maximum weights transportable on highways. This problem occurs most frequently in the movement of portable asphalt mixing plants. Also, some states have regulations governing the operation of asphalt mixing plants and most states have regulations relating to the accuracy of weights and measures, which affect some of the control systems manufactured by the Company.

Compliance with these government regulations has no material effect on capital expenditures, earnings, or the Company's competitive position within the market.

Employees

At December 31, 2002, the Company and its subsidiaries employed 2,772 individuals, of which 1,923 were engaged in manufacturing or transportation operations, 243 in engineering, including support staff, and 606 in selling, administrative and management functions.

Telsmith has a labor agreement covering approximately 150 manufacturing employees, which expires on October 13, 2004. None of Telsmith's other employees are covered by a collective bargaining agreement.

On February 1, 2001, Trencor and the United States Steelworkers of America, AFL-CIO, and CLC entered into a collective bargaining agreement that covered approximately 90 of Trencor's employees. This agreement, with an original expiration date of January 31, 2004, was applicable to only the specific bargaining unit at the Grapevine, TX location. The bargaining agreement did not extend or transfer to the non-union facility after Trencor's primary manufacturing operations were relocated to Loudon, Tennessee. None of Trencor's current employees located at the Grapevine, Texas facility are covered by the agreement.

Other than Telsmith, there are no other collective bargaining agreements. The Company considers its employee relations to be good.

Manufacturing

The Company manufactures many of the component parts and related equipment for its products, while several large components of their products are purchased "ready for use". Such items include engines, axles, tires and hydraulics. In many cases, the Company designs, engineers and manufactures custom component parts and equipment to meet the particular needs of individual customers. Manufacturing operations during 2002 took place at 18 separate locations. The Company's manufacturing operations consist primarily of fabricating steel components and the assembly and testing of its products to ensure that the Company achieves quality control standards.

Seminars and Technical Bulletins

The Company periodically conducts technical and service seminars, which are primarily for contractors, employees and owners of asphalt mixing plants. In 2002, approximately 360 representatives of contractors and owners of hot-mix asphalt plants attended seminars held by the Company in Chattanooga, Tennessee. These seminars, which are taught by Company management and employees, cover a range of subjects including technological innovations in the hot-mix asphalt, aggregate processing, paving, milling, and recycle markets.

  The Company also sponsors executive seminars for the management of the customers of Astec, Inc. Primarily, members of the Company's management conduct the various seminars, but outside speakers and discussion leaders are also utilized. In 2002, approximately 80 participants attended the executive seminars at the Company's state-of-the-art training center.

During 2002, service training seminars were also held at the Roadtec facility for approximately 302 outside customer service representatives. Also during 2002, Telsmith had technical seminars for approximately 41 customer representatives at Telsmith's facility in Wisconsin.

Product training seminars for the directional drill and auger boring product lines were held at the Trencor facility in Loudon, Tennessee for approximately 30 Case dealers who began marketing those product lines during 2002.

In addition to seminars, the Company publishes a number of technical bulletins detailing various technological and business issues relating to the asphalt industry.

Patents and Trademarks

The Company seeks to obtain patents to protect the novel features of its products. The Company and its subsidiaries hold 117 United States patents and 86 foreign patents. There are 32 United States and foreign patent applications pending.

The Company and its subsidiaries have approximately 70 trademarks registered in the United States including logos for Astec, Telsmith, Roadtec and Trencor, and the names ASTEC, TELSMITH, HEATEC, ROADTEC, TRENCOR, AMERICAN AUGERS, KOLBERG, JCI and PIONEER. Twenty-three trademarks are also registered in foreign countries, including Canada, Great Britain, Mexico, New Zealand, India and Italy. The Company has 7 United States and foreign trademark applications pending.

Engineering and Product Development

The Company dedicates substantial resources to engineering and product development. At December 31, 2002, the Company and its subsidiaries had 243 full-time individuals employed domestically in engineering and design capacities.

Seasonality and Backlog

In the normal season trend, revenues are strongest during the first three quarters of the year with the fourth quarter consistently being the weakest of the quarters. Operations during the entire year in 2002 were significantly impacted by the various economic factors discussed in the following paragraphs.

As of December 31, 2002, the Company had a backlog for delivery of products at certain dates in the future of approximately $60,698,000. At December 31, 2001, the total backlog was approximately $70,061,000, restated to include the acquisition of the Case product line. The Company's contracts reflected in the backlog are not, by their terms, subject to termination. Management believes that the Company is in substantial compliance with all manufacturing and delivery timetables.

Competition

Each business segment operates in domestic markets that are highly competitive regarding price, service and product quality. While specific competitors are named within each business segment discussion, imports do not generally constitute significant competition for the Company in the United States. In international sales, however, the Company generally competes with foreign manufacturers that may have a local presence in the market the Company is attempting to penetrate.

In addition, asphalt and concrete are generally considered competitive products as a surface choice for new roads and highways. A portion of the interstate highway system is paved in concrete, but over 90% of all surfaced roads in the United States are paved with asphalt. Although concrete is used for some new road surfaces, asphalt is used for virtually all resurfacing, including the resurfacing of most concrete roads. Management does not believe that concrete, as a competitive surface choice, materially impacts the Company's business prospects.

Risk Factors

A decrease or delay in government funding of highway construction and maintenance may cause our revenues and profits to decrease.

Many of our customers depend substantially on government funding of highway construction and maintenance and other infrastructure projects. Any decrease or delay in government funding of highway construction and maintenance and other infrastructure projects could cause our revenues and profits to decrease. Federal government funding of infrastructure projects is usually accomplished through bills, which establish funding over a multi-year period. The most recent spending bill was signed into law in June of 1998 and covers federal spending through September 30, 2003. This legislation may be revised in future congressional sessions and federal funding of infrastructure may be decreased in the future, especially in the event of an economic recession. In addition, Congress could pass legislation in future sessions, which would allow for the diversion of highway funds for other national purposes or could restrict funding of infrastructure projects unless states comply with certain federal policies.

An increase in the price of oil or decrease in the availability of oil could reduce demand for our products.

A significant portion of our revenues relates to the sale of equipment that produces asphalt mix. A major component of asphalt is oil, and asphalt prices correlate with the price and availability of oil. A rise in the price of oil or a material decrease in the availability of oil would increase the cost of producing asphalt, which would likely decrease demand for asphalt, resulting in decreased demand for our products. This would likely cause our revenues and profits to decrease. In fact, rising gasoline, diesel fuel and liquid asphalt prices significantly increased the operating and raw material costs of our contractor and aggregate producer customers, reducing their profits and causing delays in some of their capital equipment purchases. These delays, along with the slowdown in the U.S. economy, decreased demand for several key categories of products in 2002.

Downturns in the general economy or the commercial construction industry may adversely affect our revenues and operating results.

General economic downturns, including downturns in the commercial construction industry, could result in a material decrease in our revenues and operating results. In fact, we believe that the economic downturn and political uncertainty during 2002 has negatively affected our expected revenue growth which has increased the competitive pricing pressure in the market. Demand for many of our products, especially in the commercial construction industry, is cyclical. Sales of our products are sensitive to the states of the U.S., foreign and regional economies in general, and in particular, changes in commercial construction spending and government infrastructure spending. In addition, many of our costs are fixed and cannot be quickly reduced in response to decreased demand. We could face a downturn in the commercial construction industry based upon a number of factors, including:

  a decrease in the availability of funds for construction;
  labor disputes in the construction industry causing work stoppages;
  rising gas and fuel oil prices;
  rising interest rates;
  energy or building materials shortages; and
  inclement weather.

We may be unsuccessful in complying with the financial ratio covenants or other provisions of our amended credit agreement and note purchase agreement.

As of December 31, 2002, the Company was not in compliance with certain financial ratio covenants contained in the credit agreement dated as of September 10, 2001, as amended, and in the note purchase agreements dated as of September 10, 2001, as amended. The Company's banking syndicate waived the covenant violations in the amended credit agreement through an amendment effective March 31, 2003 and the Company's note holders waived covenant violations in the amended note purchase agreements through an amendment effective March 31, 2003. No assurances can be provided that financial ratio covenant violations or other violations of the credit facility or note purchase agreement will not occur in the future, or if such violations occur, that the banks and/or note holders, as the case may be, will not elect to pursue their contractual remedies under the credit facility or note purchase agreement, including requiring the immediate repayment in full of all amounts outstanding. There can also be no assurance that the Company can secure adequate or timely replacement financing to repay its banks or note holders in the event of an unanticipated repayment demand.

Acquisitions that we have made in the past and future acquisitions involve risks that could adversely affect our future financial results.

We have completed ten acquisitions since 1994 and may acquire additional businesses in the future. We may be unable to achieve the benefits expected to be realized from our acquisitions. In addition, we may incur additional costs and our management's attention may be diverted because of unforeseen expenses, difficulties, complications, delays and other risks inherent in acquiring businesses, including the following:

  we may have difficulty integrating the financial and administrative functions of acquired businesses;
  acquisitions may divert management's attention from our existing operations;

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

We currently face strong competition in product performance, price and service. Some of our national competitors have greater financial, product development and marketing resources than we have. If competition in our industry intensifies or if our current competitors enhance their products or lower their prices for competing products, we may lose sales or be required to lower the prices we charge for our products. This may reduce revenue from our products and services, lower our gross margins or cause us to lose market share. In fact, some key competitors slashed prices in 2002 in an effort to make sales as demand in our industry slowed. As a result, we experienced price erosion and lower gross margins.

As an innovative leader in the asphalt and aggregate industries, we occasionally undertake the engineering, design, manufacturing and construction of equipment systems that are new to the market. Estimating the cost of such innovative equipment can be difficult and could result in our realization of significantly reduced or negative margins on such projects.

During 2002, the Company experienced negative margins on certain large, specialized aggregate systems projects. These large contracts included both existing and innovative equipment designs, on-site construction and minimum production levels. Since it can be difficult to achieve the expected production results during the project design phase, field testing and redesign may be required during project installation, resulting in added cost. In addition, due to any number of unforeseen circumstances, which can include adverse weather conditions, projects can incur extended construction and testing delays which can cause significant cost overruns. We may not be able to sufficiently predict the extent of such unforeseen cost overruns and may experience significant losses on specialized projects.

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

Due to the cyclical nature of our industry, the necessity of government highway funding and the customization of the equipment we sell, we may not be able to accurately forecast our expected quarterly results.

The Company sells equipment primarily to contractors whose demand for equipment depends greatly upon the volume of road or utility construction projects underway or to be scheduled by both government and private entities. Much of the customized equipment manufactured requires significant manufacturing lead-time and specific delivery dates, that allow the expected revenue stream to be included in the manufacturing backlog total. As a result, we may not be able to accurately forecast our expected quarterly results.

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

In 2002, international sales represented approximately 17% of our total sales. We plan to continue to increase our presence in international markets. In connection with any increase in international sales efforts, we will need to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist. Any difficulties in expanding our international sales may divert management's attention from our existing operations. In addition, international revenues are subject to the following risks:

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

Period to period comparisons of such items should not be relied on as indications of future performance.

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

  execution of the Company's growth and operation strategy;

  plans for technological innovation;

  compliance with covenants in the Company's credit facility and note purchase agreement;

  liquidity and capital expenditures;

  compliance with government regulations;

  government funding and growth of highway construction;

  integration of acquisitions;

  financing plans;

  industry trends;

  pricing and availability of oil;

  competition in our business segments;

  product liability claims; and

  protection of proprietary technology.

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

Internet Website.

The Company's internet website can be found at world-wide-web address "astecindustries.com". The Company makes available free of charge on or through our internal website, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed, or furnished, to the Securities and Exchange Commission.

Item 2. PROPERTIES

The location, approximate square footage, acreage occupied and principal function of the properties owned or leased by the Company are set forth below:
Location	Approximate Square Footage	Approximate Acreage	Principal Function
Chattanooga, Tennessee	424,000	59	Corporate and subsidiary offices, manufacturing - Astec

Chattanooga, Tennessee	-	63	Storage yard - Astec

Cleveland, Tennessee	28,400	3	Offices and manufacturing - Astec

Rossville, Georgia	40,500	3	Manufacturing - Astec

Chattanooga, Tennessee	84,200	5	Offices and manufacturing - Heatec

Chattanooga, Tennessee	135,000	15	Offices and manufacturing - Roadtec

Chattanooga, Tennessee	51,200	7	Manufacturing and parts warehouse - Roadtec

Chattanooga, Tennessee	5,000	2	Offices - Astec Financial Services

Mequon, Wisconsin	203,000	30	Offices and manufacturing - Telsmith

Sterling, Illinois	32,000	8	Offices and manufacturing - PEP

Grapevine, Texas	176,000	52	Offices and manufacturing - Trencor

Lakeville, Massachusetts	800	-	Leased sales and service office - Telsmith

Loudon, Tennessee	299,000	108	Offices and manufacturing - Trencor

Eugene, Oregon	130,000	8	Offices and manufacturing - JCI

Eugene, Oregon	25,600	3	Leased offices and manufacturing - JCI

Inman, South Carolina	13,600	8	Leased to a third party

Albuquerque, New Mexico	112,300	14	Offices and manufacturing - CEI (partially leased to a third party)

Yankton, South Dakota	252,000	50	Offices and manufacturing - KPI

West Salem, Ohio	100,000	29	Offices and manufacturing - American Augers

Thornbury, Ontario, Canada	55,000	12	Offices and manufacturing - BTL

Riverside, California	18,000	-	Leased offices and manufacturing - Breaker Technology and Roadtec

Solon, Ohio	5,700	-	Leased offices and manufacturing - Breaker Technology, Inc.

Morris, Minnesota	152,000	30	Offices and manufacturing - Superior

Covington, Georgia	19,000	6	Offices and manufacturing - Pavement Technology

Tacoma, Washington	41,000	5	Offices and manufacturing - Carlson

Cape Town, South Africa	400	-	Leased sales office and warehouse - Osborn

Durban, South Africa	300	-	Leased sales office and warehouse - Osborn

Witbank, South Africa	500		Leased sales office and warehouse - Osborn
Welkom, South Africa	300	-	Leased sales office and warehouse -Osborn

Johannesburg, South Africa	156,100	18	Offices and manufacturing - Osborn

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

J. Don Brock, Ph.D., P.E., has been President and a Director of the Company since its incorporation in 1972 and assumed the additional position of Chairman of the Board in 1975. He was the Treasurer of the Company from 1972 until 1994. From 1969 to 1972, Dr. Brock was President of the Asphalt Division of CMI Corporation. He earned his Ph.D. degree in mechanical engineering from the Georgia Institute of Technology. Dr. Brock and Thomas R. Campbell, President of Roadtec, are first cousins. He is 64.

F. McKamy Hall, a Certified Public Accountant, became Chief Financial Officer during 1998 and has served as Vice President and Treasurer since 1997. He has served as Corporate Controller of the Company since 1987. From 1985 to 1987, Mr. Hall was Vice President of Finance at Quadel Management Corporation, a company engaged in real estate management. Mr. Hall has an undergraduate degree in accounting and a Master of Business Administration degree from the University of Tennessee at Chattanooga. He is 60.

Albert E. Guth became Vice President - Administration of Astec Industries, Inc. on January 1, 2003. He served as President of Astec Financial Services, Inc. from 1996 to December 31, 2002. He served as Chief Financial Officer of the Company from 1987 through 1996, as Senior Vice President from 1984 to 1997, Secretary of the Company from 1972 to 1997, and Treasurer from 1994 to 1997. Mr. Guth, who has been a director since 1972, was Vice President of the Company from 1972 until 1984. From 1969 to 1972, Mr. Guth was the Controller of the Asphalt Division of CMI Corporation. He is 63.

W. Norman Smith was appointed Group Vice President-Asphalt in 1998 and has served as the President of Astec, Inc. since 1994. He formerly served as President of Heatec, Inc. from 1977 to 1994. From 1972 to 1977, Mr. Smith was a Regional Sales Manager with the Company. From 1969 to 1972, Mr. Smith was an engineer with the Asphalt Division of CMI Corporation. Mr. Smith has also served as a director of the Company since 1982. He is 63.

Robert G. Stafford was appointed Group Vice President - Aggregate and Mining in 1998. From 1991 to 1998, he served as President of Telsmith, Inc., a subsidiary of the Company. Between 1987 and 1991, Mr. Stafford served as President of Telsmith, Inc., a subsidiary of Barber-Greene. From 1984 until the Company's acquisition of Barber-Greene in December 1986, Mr. Stafford was Vice President - Operations of Barber-Greene and General Manager of Telsmith. He became a director of the Company in March 1988. He is 64.

Thomas R. Campbell was appointed Group Vice President - Mobile Asphalt Paving & Underground in November 2001. He has served as President of Roadtec, Inc. since 1988. He has served as President of Trencor, Carlson Paving Products and American Augers since November 2001. From 1981 to 1988, he served as Operations Manager of Roadtec. Mr. Campbell and J. Don Brock, President of the Company, are first cousins. He is 53.

James G. May has served as President of Heatec, Inc. since 1994. From 1984 until 1994, he served as Vice President of Engineering of Astec, Inc. He is 58.

Richard A. Patek became President of Telsmith, Inc. in May of 2001. He served as President of Kolberg-Pioneer, Inc. from 1997 until that time. From 1995 to 1997, he served as Director of Materials of Telsmith, Inc. From 1992 to 1995, Mr. Patek was Director of Materials and Manufacturing of the former Milwaukee plant location. From 1978 to 1992, he held various manufacturing management positions at Telsmith. Mr. Patek is a graduate of Milwaukee School of Engineering. He is 46.

Frank D. Cargould became President of Breaker Technology Ltd. and Breaker Technology, Inc. on October 18, 1999. The Breaker Technology companies were formed on August 13, 1999 when the Company purchased substantially all of the assets of Teledyne Specialty Equipment's Construction and Mining business unit from Allegheny Teledyne Inc. From 1994 to 1999, he was Director of Sales - East for Teledyne CM Products, Inc. He is 60.

Jeffery J. Elliott became President of Johnson Crushers, Inc. in December, 2001. From 1999 to 2001, he served as Senior Vice President for Cedarapids, Inc., (a Terex company), and from 1996 to 1999, he served as Vice President of the Crushing and Screening Group. From 1978 to 1996, he held various domestic and international sales and marketing positions with Cedarapids, Inc. He is 49.

Neil E. Schmidgall has been President of Superior Industries of Morris, Inc., which was acquired by the Company on November 1, 1999, since 1972. Since 1992, Mr. Schmidgall has been a director and partner of First Federal Savings Bank of Morris. He is 57.

Timothy Gonigam was appointed President of Production Engineered Products, Inc. on October 1, 2000. From 1995 to 2000, Mr. Gonigam held the position of Sales Manager for Production Engineered Products, Inc. He is 40.

Alan L. Forsyth has been Managing Director of Osborn Engineered Products SA (Pty) Ltd. since 1999. The Company purchased the materials handling and processing products division of the Boart-Longyear Division of Anglo Operations Limited on September 29, 2000. From 1998 to 1999, Mr. Forsyth was Deputy Managing Director and served as Divisional Director from 1987 to 1998. He is 50.

Joseph P. Vig was appointed President of Kolberg-Pioneer, Inc. in May of 2001. From 1994 until May 2001, he served as Engineering Manager of Kolberg-Pioneer, Inc. He is 53.

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

The high and low sales prices of the Company's Common Stock as reported on the Nasdaq Stock Market for each quarter during the last two fiscal years are as follows:

	Price Per Share
2002	High	Low
1st Quarter	$18.10	$ 9.30
2nd Quarter	$19.80	$14.73
3rd Quarter	$16.48	$ 8.30
4th Quarter	$11.00	$ 8.45

	Price Per Share
2001	High	Low
1st Quarter	$14.81	$12.00
2nd Quarter	$19.17	$12.00
3rd Quarter	$19.27	$11.25
4th Quarter	$15.86	$11.91

As of March 10, 2003, there were approximately 5,500 holders of the Company's Common Stock.

Item 6. Selected Financial Data

Selected financial data appear in Appendix "A" of this Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations appears beginning in Appendix "A" of this Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information appearing under the caption "Market Risk and Risk Management Policies" appears in Appendix "A" of this report.

Item 8. Financial Statements and Supplementary Data

Financial statements and supplementary financial information appear beginning in Appendix "A" of this Report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding the Company's directors included under the caption "Election of Directors - Certain Information Concerning Nominees and Directors" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on May 15, 2003 is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Exchange Act is also included under Section 16(a) "Filing Requirements" in the Company's definitive Proxy Statement, which is incorporated herein by reference.

Item 11. Executive Compensation

Information included under the caption, "Executive Compensation" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on May 15, 2003 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information included under the captions "Election of Directors - Certain Information Concerning Nominees and Directors," "Common Stock Ownership of Management" and "Common Stock Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on May 15, 2003 is incorporated herein by reference.
Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders
	299,948 (1)	$5.45	49,600
	2,819,193 (2)	$19.90	72,931
	16,892 (3)	$25.12	133,108
Equity Compensation Plans Not Approved by Shareholders
	10,209 (4)	$18.25	14,791
Total	3,146,242	--	270,430

________________

  1992 Stock Option Plan

  1998 Long-term Incentive Plan
  Executive Officer Annual Bonus Equity Election Plan
  1998 Non-Employee Director Stock Incentive Plan

Equity Compensation Plans Not Approved by Shareholders

Non-Employee Directors Stock Incentive Plan - The Company compensates its Board of Directors members who are not full time employees of the company in the form of an annual retainer, plus meeting fees. In accordance with the company's Non-Employee Directors Stock Incentive Plan, the Company's non-employee directors can elect to be paid their annual retainer fee of $10,000 ($20,000 beginning in 2003) in Common Stock, deferred stock or stock options. A copy of this plan is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

  The table above does not include the Supplemental Executive Retirement Plan ("SERP"), a non-qualified deferred compensation plan administered by the Board of Directors of the Company, pursuant to which the Company makes quarterly cash contributions of a certain percentage of named executive officers annual salaries. The Plan invests the cash contributions in Company Common Stock that it purchases on the open market. Upon retirement executives received their apportioned contributions of the plan assets as stock or cash to named executives upon retirement.

Item 13. Certain Relationships and Related Transactions

On December 14, 1998, Edna F. Brock, the mother of Dr. J. Don Brock, Chairman of the Board and President of the Company, loaned $85,000 to the Company to supplement its working capital revolving credit facility. The Company executed a demand note payable to Mrs. Brock in connection with this loan bearing interest at a rate equal to that paid to Bank One N.A. under the Company's unsecured revolving line of credit. At the time Mrs. Brock loaned these funds to the Company, the Company's outstanding balance under its $70,000,000 revolving credit facility was approximately $26,000,000. In June of 2000, Mrs. Brock loaned the Company an additional $29,670, which bears the same interest rate as the previous note. At the time these funds were loaned to the Company, the Company's outstanding balance under its $150,000,000 revolving credit facility was $95,325,000. During 2001, the Mrs. Brock loaned the Company an additional $50,000, bearing interest at the rate described above. At the time these funds were loaned to the Company, the Company's outstanding balance under its $150,000,000 revolving credit facility was $81,300,000. At December 31, 2002, the Company owed Mrs. Brock approximately $186,000 including interest accrued through December 31, 2002. On January 22, 2003 the Company repaid Mrs. Brock the total amount due under the demand note, including interest accrued through that date.

Item 14. Controls and Procedures

Within the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date that Company management conducted its evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The following financial statements and other information appear in Appendix "A" to this Report and are filed as a part hereof:

. Selected Consolidated Financial Data.

. Management's Discussion and Analysis of Financial Condition and Results of Operations.

. Report of Independent Auditors.

. Consolidated Balance Sheets at December 31, 2002 and 2001.

. Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000.

. Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.

. Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2002, 2001 and 2000.

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

10.38

First Amendment Agreement, effective March 12, 2002, to Note Purchase Agreements, dated September 10, 2001, between the Company and Astec Financial Services, Inc. and Named Private Institutional Investors (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-14714).

10.39

First Amendment to Credit Agreement, effective March 12, 2002, to Credit Agreement dated September 10, 2001, between the Company and Astec Financial Services, Inc. as Borrowers and the Named Lenders with Bank One, NA as Agent (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-14714).

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

10.43

Third Amendment Agreement, dated August 14, 2002, to Note Purchase Agreements dated September 10, 2001 and 7.56% Secured Notes due September 10, 2011, between the Company and Astec Financial Services, Inc. and Names Private Institutional Investors (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, File No. 0-14714).

10.44

Amendment No. 3 to Credit Agreement and Waiver dated August 7, 2002 by and among Astec Industries, Inc. and Astec Financial Services, Inc. and together with Bank One, NA, individually and as agent, and the other financial institutions (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, File No. 0-14714).

10.45

Forbearance Agreement dated October 24, 2002 by and among Astec Industries, Inc. and Astec Financial Services, Inc. and Bank One, NA, individually and as Agent and the other financial institutions (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 0-14714).

10.46

Amendment No. 4 to Credit Agreement and Waiver dated November 14, 2002, by and among Astec Industries, Inc. and Astec Financial Services, Inc. and together with Bank One, NA, individually and as agent, and for other financial institutions (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 0-14714).

10.47

Fourth Amendment Agreement, dated November 14, 2002, to Note Purchase Agreements dated September 10, 2001 and 7.56% Secured Notes due September 10, 2011, between the Company and Astec Financial Services, Inc. and Names Private Institutional Investors (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 0-14714).

10.48

Amendment No. 5 to Credit Agreement and Waiver dated March 31, 2003, by and among Astec Industries, Inc. and Astec Financial Services, Inc. and together with Bank One, NA, individually and as agent, and for other financial institutions.

10.49

Fifth Amendment Agreement, dated March 31, 2003, to Note Purchase Agreement dated September 10, 2001 and 7.56% Secured Note due September 10, 2011, between the Company and Astec Financial Services, Inc. and Named Private Institutional Investors.

22	Subsidiaries of the Registrant

23	Consent of Independent Auditors

99.1	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

99.2	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*	Management contract or compensatory plan or arrangement.
(b) No reports on Form 8-K were filed in the fourth quarter.
(c) The Exhibits to this Report are listed under Item 15(a)(3) above.
(d) The Financial Statement Schedules to this Report are listed under Item 15(a)(1) above.

*The Exhibits are numbered in accordance with Item 601 of Regulation S-K. Inapplicable Exhibits are not included in the list.

APPENDIX "A"

to

ANNUAL REPORT ON FORM 10-K

ITEMS 8 and 15(a)(1) and (2), (c) and (d)

INDEX TO FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

ASTEC INDUSTRIES, INC.

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except as noted*)
Consolidated Income Statement Data
	2002	2001	2000	1999	1998
Net sales	$ 480,590	$ 455,839	$ 520,688	$ 449,627	$ 363,945

Selling, general and administrative expenses	72,407	71,691	69,011	56,280	46,796
Relocation and start-up expenses	3,277
Research and development	7,631	7,448	6,726	5,356	4,681
Income from operations	616	11,784	47,138	52,521	40,427
Interest expense	10,474	9,367	8,652	4,253	2,709
Net income (loss)	(4,706)	1,992	26,281	31,712	24,436
Earnings (loss) per common share*(1)
Basic	(.24)	.10	1.37	1.66	1.30
Diluted	(.24)	.10	1.33	1.59	1.26

Consolidated Balance Sheet Data

Working capital	$ 173,224	$ 161,867	$ 153,389	$ 127,569	$ 81,865
Total assets	416,503	400,691	398,795	355,437	248,320
Total short-term debt	3,220	2,368	1,986	596	646
Long-term debt, less current maturities	130,645	127,285	118,511	102,685	47,220
Shareholders' equity	193,432	197,347	194,623	167,258	132,658

Book value per common share at year-end* (1)	9.83	10.07	10.07	8.75	7.44

Quarterly Financial Highlights
(Unaudited)

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002	Net sales	$ 122,442	$ 126,669	$ 126,100	$ 105,379
	Gross profit	27,876	26,625	20,762	8,668
	Net income (loss)	4,635	2,407	(1,438)	(10,310)
	Earnings (loss) per common share*
	Basic	.24	.12	(.07)	(.52)
	Diluted	.23	.12	(.07)	(.52)

2001	Net sales	$ 143,310	$ 126,287	$ 103,124	$ 83,118
	Gross profit	31,323	29,422	17,192	12,986
	Net income (loss)	5,303	4,953	(1,346)	(6,918)
	Earnings (loss) per common share*
	Basic	.27	.26	(.07)	(.35)
	Diluted	.27	.25	(.07)	(.35)

Common Stock Price*
	2002 High	$18.10	$19.80	$16.48	$11.00
	2002 Low	9.30	14.73	8.30	8.45

	2001 High	$ 14.81	$ 19.17	$ 19.27	$ 15.86
	2001 Low	12.00	12.00	11.25	11.91

The Company's common stock is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market under the symbol ASTE. Prices shown are the high and low bid prices as announced by NASDAQ. The Company has never paid any dividends on its common stock.

As determined by the proxy search on the record date by the Company's transfer agent, the number of common shareholders is approximately 5,500.

(1) Restated for 1998 and prior to retroactively reflect the two-for-one stock split effected in the form of a dividend on January 18, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations; 2002 vs. 2001

The following discussion contains forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding forward-looking statements, see "Forward-looking Statements" in the Company's Form 10-K.

The Company experienced a net loss for 2002 of $4,706,000, or $.24 per diluted share, a decrease of $6,698,000, compared to net income of $1,992,000, or $.10 per diluted share in 2001. The weighted average number of common shares outstanding at December 31, 2002 was 19,658,032 compared to 19,753,226 at December 31, 2001.

Net sales for 2002 were $480,590,000, an increase of $24,751,000, or 5.4%, compared to net sales of $455,839,000 in 2001.

Domestic sales increased from $364,428,000 in 2001 to $401,284,000 in 2002, an increase of $36,856,000, or 10.1%. Domestic sales are generated primarily from equipment purchases made by customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development. Public sector spending at the federal, state and local levels is driven in large part by federal spending under the six-year federal-aid highway program, the Transportation Equity Act for the 21st Century ("TEA-21") enacted in June 1998. TEA-21 authorized the appropriation of $217 billion in federal aid for road, highway and bridge construction, repair and improvement and other federal highway and transit projects for federal fiscal years October 1, 1998 through September 30, 2003. During 2002, domestic sales continued to be impacted by a general economic slowdown throughout the year. Sales increased in the asphalt group and the aggregate group. In the asphalt group, parts sales, international sales, used equipment and Systems jobs sales increased. Systems sales were the primary reason for the sales increase.

International sales decreased $12,105,000, or 13.2% in 2002, to $79,306,000, compared to 2001 international sales of $91,411,000. Sales declined by $10,740,000 in Central America. This decrease affected all segments except asphalt. The second largest decrease was in Europe with a decline in all segments totaling $6,830,000. In Central America, this change is primarily the result of one large Systems job for approximately $8,769,000 in 2001. In Europe, the primary declines are in systems, mobile paving equipment and underground drilling equipment.

Parts sales increased from $93,493,000 in 2001 to $99,791,000 in 2002, an increase of $6,298,000, or 6.7%. All segments focused heavily on parts sales and achieved an increase. Due to the sluggish economy, customer equipment is being repaired instead of replaced.

Gross profit decreased to $83,931,000, or 17.5% of net sales in 2002, compared to $90,924,000, or 20.0% of net sales in 2001. A lack of utilization of capacity, decreased sales volumes (except aggregate and asphalt), competitive price pressure, cost overruns on Systems jobs that were completed in 2002 and write down of used equipment resulted in a reduction in gross profits in 2002 compared to 2001 for all segments except aggregate.

In 2002, selling, general and administrative expenses increased to $72,407,000, or 15.1% of net sales, from $71,691,000, or 15.7% of net sales in 2001. Increased bank fees related to the Company's credit facility totaled $750,000, while approximately $963,000 of the increase in 2002 was due to the Con-Expo exhibition, a trade show, which is held every three years. Reduced legal and other expenses in selling, general and administrative expenses partially offset these items.

Research and development expenses increased by $183,000, or 2.5%, from $7,448,000 in 2001 to $7,631,000 in 2002. In spite of the slow economic conditions, the Company continued to enhance their current products with innovative features that benefit the customer. Product improvement and development continued in an efficient manner.

Interest expense for 2002 increased to $10,474,000 from $9,367,000, or 2.2% of net sales, from 2.1% of net sales for 2001. The increase in dollars related primarily to interest rate increases required by lenders as a result of covenant violations during this year.

For 2002, the Company had a net income tax benefit of $2,511,000, or 35.2% of the pre-tax loss, compared to an income tax expense of $1,481,000, or 41.2% of the 2001 pre-tax income. The permanent non-tax deductible items decreased the taxable loss in 2002 and increased the taxable loss in 2001.

The backlog at December 31, 2002 was $60,698,000, compared to $70,061,000 at December 31, 2001 (restated to reflect the addition of the Case New Holland trencher line). The backlog for asphalt group orders, aggregate orders and underground group orders decreased while backlog for mobile equipment increased. The Company is unable to determine whether this backlog effect was experienced by the industry as a whole. We are unable to assess the amount of the impact attributable to the TEA-21 legislation, which became effective in October 1998. While the backlog reflects a decline in sales, management believes that this is reflective of the current economic conditions in the United States and the current hesitancy of the Company's customers to commit to capital equipment purchases. The hesitancy is a result of uncertainty of our customers regarding economic conditions, concern relating to highway funding by the states, lack of sufficient TEA-21 federal funding, concern over possible war impacts and concern over the increase in the price of oil.

TEA-21 funding in 2003 has been set at $31.6 billion as compared to $31.8 billion in 2002. Unquestionably, increased funding is needed to restore the nation's highways to a quality level required for safety, fuel efficiency and mitigation of congestion.

Asphalt Group: For 2002, this segment had sales of $165,951,000, compared to $142,674,000 for 2001, an increase of $23,277,000, or 16.3%. Segment profit decreased $1,895,000, or 37.7%, to $3,127,000 for 2002 compared to a segment profit of $5,022,000 for 2001. The primary reason for the increase in sales is the increase in domestic equipment sales, parts sales, used equipment and international sales of $6,059,000. Competitive price pressure and lack of utilization of capacity significantly impacted gross profits and segment income. Negative gross margins on highly specialized and customized jobs, especially in the construction and installation phase of the jobs, impacted gross margins substantially.

Aggregate and Mining Group: For 2002 sales for this segment increased $16,492,000, or 9.0%, to $199,360,000 compared to $182,868,000 for 2001. The increase in domestic sales of $29,995,000 was primarily due to increased Systems sales. Segment profit for 2002 increased $447,000, or 6.0%, to $7,908,000 from $7,461,000 for 2001. Construction and manufacturing cost overruns on systems jobs, competitive price pressure, lack of utilization of capacity and product mix impacted gross profit and segment income. International sales declined $13,503,000.

Mobile Asphalt Paving Group: For 2002 sales in this segment decreased $6,582,000, or 8.4%, to $71,906,000 from $78,488,000 in 2001. Both domestic and international sales decreased from 2001. International sales during 2002 declined $1,771,000 from 2001. Segment profit for 2002 decreased $4,869,000 or 54.0% to $4,152,000 from $9,021,000 for 2001. Product mix, lack of utilization of capacity and increased SG&A expenses impacted the 2002 profit. SG&A included increased selling, legal and exhibition expenses.

Underground Group: For 2002 sales in this segment decreased by $9,200,000, or 18.9%, to $39,455,000 from $48,655,000 for 2001, primarily due to fewer small machine sales to the communications industry. International sales declined $2,889,000. Segment losses for 2002 increased $3,623,000, or 74.9%, to a loss of $8,460,000 from a loss of $4,837,000 during 2001, primarily from lack of utilization of capacity and expenses of approximately $3,277,000 for moving the Trencor operation from Texas to Tennessee, relocating the Case New Holland product line from Kansas to Tennessee and the associated start up costs in a new location.

Results of Operations; 2001 vs. 2000

Net income for 2001 was $1,992,000, or $.10 per diluted share, a decrease of $24,289,000, or 92.4%, compared to net income of $26,281,000, or $1.33 per diluted share in 2000. The weighted average number of common shares outstanding at December 31, 2001 was 19,753,226, compared to 19,721,288 at December 31, 2000.

Net sales for 2001 were $455,839,000, a decrease of $64,849,000, or 12.5%, compared to net sales of $520,688,000 in 2000. Excluding acquisitions, total sales declined $87,380,000, or 16.8%, to $433,308,000 in 2001 from $520,688,000 in 2000.

The 2001 domestic sales decreased from $457,189,000 to $364,428,000, a decrease of $92,761,000, or 20.3%, from 2000. Domestic sales are generated primarily from equipment purchases made by customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development. During 2001, domestic sales were negatively impacted by a general economic slowdown and delays in capital expenditures by our customers whom the Company believes were concerned as to when the economy would improve. The Company believes that the terrorist attacks somewhat paralyzed sales order activity for six to eight weeks. The negative impact from the economic slowdown was felt throughout the year.

International sales in 2001 increased $27,912,000, or 44.0%, to $91,411,000, compared to 2000 international sales of $63,499,000. Increased sales in South Africa (Osborn acquisition), Europe, Central America, China, Korea, Japan and South America comprise most of the increase over 2000. Excluding acquisitions in South Africa, international sales increased $10,875,000, or 17.1%. Sales in the asphalt, mobile asphalt paving and aggregate segments accounted for the increase in Europe. The increase in Central America was due to aggregate, underground and mobile asphalt paving segment sales.

Parts sales increased from $83,860,000 in 2000 to $93,493,000 in 2001, an increase of $9,633,000, or 11.5%. The increase was primarily due to the mobile asphalt paving and asphalt segments. Both segments have focused heavily on parts sales improvements. Excluding acquisitions, parts sales increased 4.7%.

Gross profit decreased to $90,924,000, or 20.0% of net sales in 2001, compared to $122,875,000, or 23.6% of net sales in 2000. A lack of utilization of capacity, decreased sales volumes (except mobile asphalt paving) and competitive price pressure resulted in all segments having reduced gross margins.

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

Research and development expenses increased by $722,000, or 10.7%, from $6,726,000 in 2000 to $7,448,000 in 2001. Excluding the increase in research and development resulting from acquisitions in 2000, research and development increased 4.3% as the Company continued developing innovative products.

Interest expense for 2001 increased to $9,367,000, or 2.1% of net sales, from 8,652,000, or 1.7% of net sales for 2000. The increased dollar amount related primarily to interest on borrowings required for acquisitions in 2000 and increased working capital. The increased percentage amount was impacted by decreased sales volume.

Income tax expense for 2001 was $1,481,000, or 41.2% of pre-tax income, compared to $16,441,000, or 38.5% in 2000. The non-tax deductible items in 2001 had a greater impact on the effective tax rate percentage relative to a smaller pre-tax income.

The backlog at December 31, 2001 was $64,934,000, compared to $89,552,000 at December 31, 2000. The backlog for asphalt plant orders, aggregate orders, aggregate systems and mobile equipment decreased. The Company is unable to determine whether this backlog effect was experienced by the industry as a whole. We are unable to assess the amount of the impact attributable to the TEA-21 legislation, which became effective in October 1998. While the backlog reflects a decline, management believes that this is reflective of the current economic conditions in the United States and the current hesitancy of the Company's customers to commit to capital equipment purchases. The hesitancy is a result of our customers awaiting improvement of economic conditions or the awarding of new contracts for jobs. The total value of highway contracts increased by $1.1 billion, or 3.6%, in 2001 as reported by the American Road and Transportation Builders Association in January 2002. The number of contracts put in place in 2001 declined, but the average size increased. Some contracts are multi-year contracts. Highway funding in 2002 is dependent upon funding of highway programs by the states, TEA-21 federal funding and the economy, which we expect to have a gradual recovery.

Forecasts by the Office of Management and Budget and the Treasury Department indicate a decline in funding for TEA-21 in 2003. Legislation has been introduced to restore part of the $8.6 billion projected shortfall and legislative efforts are underway to restore the entire shortfall. Unquestionably, increased funding is needed to restore the nation's highways to a quality level required for safety, fuel efficiency and mitigation of congestion.

Asphalt Group: For 2001, this segment had a decrease in sales of $45,149,000, or 24.0%, to $142,674,000 from $187,823,000 for 2000. The asphalt segment experienced a decrease in profit of $12,975,000, or 72.1%, to $5,022,000 for 2001 compared to $17,997,000 for 2000. The primary reason for the decrease in sales is the economic downturn. Competitive price pressure and lack of utilization of capacity significantly impacted gross profits and segment income.

Aggregate and Mining Group: For 2001 sales for this segment decreased $8,063,000, or 4.2%, to $182,868,000 from $190,931,000 for 2000. Excluding acquisitions, sales declined $25,102,000, or 13.1%. The decline in domestic sales, due to the weakness of the U.S. economy, was partially offset by increased international sales. For 2001 segment profit decreased $10,907,000, or 59.4%, to $7,460,000 from $18,367,000 for 2000. Competitive price pressure, lack of utilization of capacity and product mix impacted gross profit and segment income.

Mobile Asphalt Paving Group: For 2001 sales in this segment increased $15,220,000, or 24.1%, to $78,488,000 from $63,268,000 for 2000. Excluding acquisitions, sales increased $9,727,000, or 15.4%. Both domestic and international sales increased over 2000 levels. For 2001 segment profit increased $677,000, or 8.1% to $9,021,000 from $8,344,000 for 2000. Product mix, lack of utilization of capacity and increased SG&A expenses impacted the 2001 profit.

Underground Group: The 2001 sales in this segment decreased by $27,093,000, or 35.8% to $48,655,000 from $75,748,000 for 2000, primarily due to fewer small machine sales to the communications industry. Segment profit for 2002 decreased $11,673,000, or 170.8%, to a loss of $4,837,000 from a net profit of $6,836,000 for 2000, due primarily to a lack of utilization of capacity and increased selling expenses from efforts focused on generating sales to offset the negative impact of the communications industry.

Liquidity and Capital Resources

Total short-term borrowings, including current maturities of long-term debt, were $3,220,000 at December 31, 2002, compared to $2,368,000 at December 31, 2001. A financing agreement for imported, purchased inventory items accounted for $886,000 and $964,000 of the short-term borrowings at December 31, 2002 and 2001, respectively, while outstanding Industrial Development Revenue Bonds accounted for $500,000 of the current maturities of long-term debt at December 31, 2002 and December 31, 2001. Net cash provided by operating activities for the twelve months ended December 31, 2002 was $32,837,000 compared to $1,452,000 for the twelve months ended December 31, 2001. The increase in net cash provided by operating activities is primarily due to decreases in inventory and trade receivables, along with increases in trade accounts payable and other accrued liabilities during 2002.

Long-term debt, less current maturities, increased to $130,645,000 at December 31, 2002 from $127,285,000 at December 31, 2001. At December 31, 2002, $80,000,000 was outstanding under the Note Purchase Agreement, $31,902,000 was outstanding under the revolving credit facility and $21,300,000 was outstanding under the long-term principal portion of Industrial Revenue Bonds. The increase in debt from December 31, 2001 related primarily to funding working capital needs for the Company.

On September 10, 2001, the Company entered into an unsecured $125,000,000 revolving loan agreement with a syndicate of banks, which expires on September 10, 2004. At December 31, 2002, the Company was utilizing $31,902,000 of the amount available under the credit facility for borrowing and an additional $21,300,000 to support outstanding letters of credit (primarily for industrial revenue bonds). At the time of entering into the credit facility, Astec Industries, Inc. was able to borrow up to $105,000,000 while Astec Financial Services, Inc., the Company's captive finance company, was able to borrow up to $50,000,000, with the total borrowing by both companies limited to $125,000,000. Advances to Astec Financial Services, Inc. under this line of credit were limited to "Eligible Receivables" of Astec Financial Services, Inc. as defined in the credit agreement that governs the credit facility.

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

As of December 31, 2001, the Company was not in compliance with two financial ratio covenants contained in its credit facility. These covenant violations were waived by a required majority of the members of the Company's banking syndicate effective December 31, 2001. On March 12, 2002, the Company executed the first amendment to the credit facility, which decreased the maximum amount available from $125,000,000 to $100,000,000, relaxed certain financial ratio covenants for 2002, provided security for the lenders in certain situations, and added a .375% interest rate surcharge, and waived the violations of financial ratios under the original agreement. A second amendment to the credit agreement, dated May 13, 2002, waived non-compliance of the financial covenants for the quarter ended March 31, 2002 and amended the leverage ratio sliding scale on which interest and various fee rates are determined. Borrowings under the credit facility, as amended by the second amendment to the credit agreement, bear interest at a rate equal to the London Interbank Offering Rate ("LIBOR") plus from 1.0% to 3.25%, depending on the leverage ratio as defined by the credit agreement and applied to the sliding scale. On August 7, 2002, the Company entered into a third amendment to the credit agreement. The third amendment waived non-compliance with the leverage and fixed charge coverage ratio covenants as of June 30, 2002.

At September 30, 2002 the Company and Astec Financial Services were not in compliance with the leverage and fixed charge coverage ratio covenants of the amended revolving credit facility. On October 24, 2002, the Company and Astec Financial Services entered into a forbearance agreement with its lenders under the credit agreement and Bank One, NA, as agent under the credit agreement. Under the forbearance agreement, among other things, (i) the total commitment available to the Company and Astec Financial Services under the credit agreement was reduced from $100,000,000 to $75,000,000 and (ii) the Company was prohibited from making any acquisitions, other than specified acquisitions pursuant to agreements to which the Company had already entered. On November 14, 2002, the Company entered into the fourth amendment to the credit facility, which waived the violations of financial ratios for the quarter ended September 30, 2002; decreased the maximum commitment available from $75,000,000 to $58,200,000; relaxed through June 30, 2003 the two financial ratio covenants that were breached as of September 30, 2002; added a minimum earnings before interest expense, income tax expense, depreciation, and amortization covenant for the fourth quarter of 2002; provided additional security to the lenders in the form of real estate mortgages on certain of the Company's property; limited the amount of additional funds available for working capital purposes to $5,000,000 above the approximately $53,200,000 that was outstanding under the credit facility as of November 13, 2002; allowed the lenders to receive $19,200,000 from the sale of the Trencor facility (a sale which did not transpire) to pay off the $8,000,000 letter of credit that will be used to retire the industrial revenue bonds on the Trencor facility and to repay $11.2 million of debt that was advanced by the lenders to purchase the John Deere facility; required proceeds from sales of lease portfolio assets to be used to repay the outstanding amounts under the credit facility; and reduced the aggregate commitment under the credit facility going forward by the amount of proceeds received by the Company for sales of assets.

At December 31, 2002, the Company was not in compliance with the leverage and fixed charge coverage ratios of the amended credit facility.

On March 31, 2003, the Company entered into a fifth amendment to the credit facility, which among other things, waived non-compliance with certain financial ratio covenants for the quarter ended December 31, 2002 and the quarter ended March 31, 2003; increased the maximum commitment available under the amended credit facility to $60,700,000; amended existing financial ratio covenants with which the Company was not in compliance as of December 31, 2002 and the quarter ended March 31, 2003 and added certain other financial covenants; added an excess cash-flow sweep that requires the funding of a $23,720,000 collateral account by May 31, 2003 with the amount of the collateral account increasing each month until its reaches $52,230,000 by December 31, 2003; limits fixed asset expenditures to certain agreed upon limits; and prohibits the Company from making additional loans to its customers for the purchase of equipment or entering into to equipment leases with its customers without the consent of the lenders.

The Company intends to enter into a new credit facility in order to refinance the obligations under the existing credit agreement and the senior secured note and is currently in active negotiations with potential lenders regarding such a facility.

In the event the Company does not enter into a new credit facility, management believes the Company will remain in compliance with the amended covenants during 2003, however, no assurances can be provided that financial ratio covenant violations under the current credit agreement will not occur in the future or, if such violations occur, that the members of the Company's banking syndicate will not elect to pursue their contractual remedies under the amended credit agreement, including requiring the immediate repayment in full of all amounts outstanding. There can also be no assurance that the Company can secure adequate or timely replacement refinancing to repay its banking syndicate in the event of an unanticipated repayment demand.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., has available a credit facility of approximately $1,750,000 to finance short-term working capital needs and an additional $1,750,000 available to cover the short-term establishment of letter of credit performance guarantees. As of December 31, 2002, Osborn Engineered Products had no outstanding cash balance due under the credit facility, but had approximately $1,308,000 in performance and retention bonds guaranteed under the facility. The Company's Canadian subsidiary, Breaker Technology Ltd., has available a revolving line of credit of approximately $1,000,000 to finance short-term working capital needs using their local currency. As of December 31, 2002, Breaker Technology Ltd. had no outstanding amount under the credit facility.

On September 10, 2001, the Company and Astec Financial Services, Inc., entered into a note purchase agreement for $80,000,000 of senior secured notes, placed with private institutions, due September 10, 2011 at a fixed rate of interest of 7.56%. On September 10, 2005 and on each September 10 thereafter, the Company must make a principal payment of $11,428,571. Interest will be due and payable semiannually on each March 10 and September 10. As part of this agreement, the Company must maintain certain net worth and fixed charge coverage ratios.

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

At December 31, 2002, the Company was not in compliance with the consolidated total debt coverage covenant and the fixed charge coverage covenant of the note purchase agreements.

On March 31, 2003, the Company entered into a fifth amendment to the note purchase agreement, which among other things, waived non-compliance with certain financial ratio covenants for the quarter ended December 31, 2002 and March 31, 2003; amended existing financial ratio covenants with which the Company was not in compliance as of December 31, 2002; added an excess cash-flow sweep that requires the funding of a $23,720,000 collateral account by May 31, 2003 with the amount of the collateral account increasing each month until its reaches $52,230,000 by December 31, 2003; limits fixed asset expenditures to certain agreed upon limits; and prohibits the Company from making additional loans to its customers for the purchase of equipment or entering into to equipment leases with its customers without the consent of the lenders.

The Company intends to enter into a new credit facility in order to refinance the obligations under the senior secured note and the existing credit agreement and is currently in active negotiations with potential lenders regarding such a facility. If the Company repays the senior secured note before September 10, 2011, it will incur additional pre-payments fees.

In the event the Company does not enter into a new credit facility, management believes the Company will remain in compliance with the amended covenants during 2003, however, no assurances can be provided that financial ratio covenant violations under the Note Purchase Agreement will not occur in the future or, if such violations occur, that the note holders will not elect to pursue their contractual remedies under the Note Purchase Agreement, including requiring the immediate repayment in full of all amounts outstanding. There can also be no assurance that the Company can secure adequate or timely replacement refinancing to repay its note holders in the event of an unanticipated repayment demand.

The Company entered into a security agreement dated May 13, 2002 in order to comply with the terms of the credit agreement and the note purchase agreement. The Trigger Date, as defined in the credit agreement and the note purchase agreement, occurred on March 31, 2002, requiring the Company to secure its credit facility and the senior note with its inventory, machinery and equipment, and trade receivables.

Capital expenditures in 2003, budgeted at a maintenance level, are expected to be approximately $7,288,000. The Company expects to finance these expenditures using the available capacity under the Company's revolving credit facility and internally generated funds. Capital expenditures (excluding those for equipment leased to others) for 2002 were $19,274,000, compared to $8,057,000 in 2001. Capital expenditures for 2002 included the purchase of the Loudon, Tennessee facility, machinery and equipment for approximately $12,800,000.

The Company believes that its current working capital, cash flows generated from future operations and available capacity remaining under its credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements through December 31, 2003.

Market Risk and Risk Management Policies

The Company is exposed to changes in interest rates, primarily from its revolving credit agreements and industrial revenue bonds. Under its current policies, the Company uses interest rate derivative instruments to manage exposure to interest rate changes for a portion of its debt arrangements. Taking into account the effects of interest rate derivatives designated as hedges, a hypothetical 100 basis point adverse move (increase) in interest rates would have adversely affected interest expense by approximately $436,000 for the year ended December 31, 2002. The Company's earnings and cash flows are also subject to fluctuations due to changes in foreign currency exchange rates; however, these fluctuations would not be significant to the Company's consolidated operations.

Contingencies

Management has reviewed all claims and lawsuits and, upon the advice of counsel, has made adequate provision for any estimable losses. However, the Company is unable to predict the ultimate outcome of the outstanding claims and lawsuits.

Certain customers have financed purchases of the Company's products through arrangements in which the Company is contingently liable for customer debt and residual value guarantees aggregating $14,749,000 and $12,137,000 at December 31, 2002 and 2001, respectively. These obligations average three years in duration and have minimal risk. Astec Financial Services, Inc. sold both finance and operating leases with limited recourse, generally not exceeding 15% of the purchase price, subject to elimination of recourse responsibilities through remarketing of equipment.

The Company is contingently liable under letters of credit of approximately $21,300,000 primarily related to Industrial Revenue Bonds.

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

Allowance for Doubtful Accounts: The Company evaluates its ability to collect accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations, a specific reserve for bad debts is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Additionally, a general percentage of past due receivables is reserved, based on the Company's past experience of collectibility. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations), estimates of the recoverabiltiy of amounts due could be reduced by a material amount.

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

As discussed in Note 12 of the consolidated financial statements, as of December 31, 2002, the Company has accrued its best estimate of the probable cost for the resolution of these claims. This estimate has been developed in consultation with outside counsel that is handling the defense in these matters and is based upon a combination of litigation and settlement strategies. Certain litigation is being addressed before juries in states where past jury awards have been significant. To the extent additional information arises or strategies change, it is possible that the Company's best estimate of the probable liability in these matters may change.

New Accounting Standards - In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. SFAS No. 148 prohibits companies from using the prospective method of transition in fiscal years beginning after December 15, 2003. However, the statement permits two transition methods, the modified perspective and retroactive restatement methods, for companies that adopt the fair value method of accounting for stock-based compensation. Although, Statement 148 does not amend Statement 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement 148 are applicable to all companies with stock-based compensation, regardless of whether they account for that compensation using the fair value method of Statement 123 or the intrinsic value method of Opinion 25. We have adopted the new disclosure requirements of SFAS No. 148 for 2002.

In June 2001, the FASB issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after that date. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with definite lives will continue to be amortized over their estimated useful lives.

The Company adopted SFAS 142 effective January 1, 2002 and ceased the amortization of goodwill and intangibles with indefinite lives. Amortization expense of goodwill was $2,154,000, or $0.07 per diluted share after tax, and $2,033,000, or $0.06 per diluted share after tax, in 2001 and 2000, respectively. The Company tested goodwill for impairment using the two-step process prescribed in SFAS 142. The first step in the process is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company completed the required impairment tests of goodwill during the first quarters of 2002 and 2003 and noted no impairment of goodwill.

CONSOLIDATED BALANCE SHEETS
	December 31,
Assets	2002	2001
Current assets:
Cash and cash equivalents	$ 30,341,171	$ 6,670,178
Trade receivables less allowance for
Doubtful accounts of $2,775,000 in 2002 and
$2,675,000 in 2001	48,964,719	53,057,092
Finance receivables	17,915,726	13,792,674
Notes and other receivables	9,568,052	1,648,888
Inventories	120,237,521	128,995,577
Prepaid expenses	6,063,303	4,266,036
Refundable income taxes	6,839,098	7,640,150
Deferred tax asset	9,721,492	8,929,188
Other current assets	224,140	260,809
Total current assets	249,875,222	225,260,592
Property and equipment, net	125,799,279	123,394,035

Other assets:
Goodwill	36,093,277	36,114,983
Finance receivables	1,767,133	14,550,590
Notes receivable	201,968	16,527
Other	2,766,248	1,354,259

Total other assets	40,828,626	52,036,359

Total assets	$ 416,503,127	$ 400,690,986

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt	$ 3,219,725	$ 2,368,496
Accounts payable	33,679,806	26,245,927
Customer deposits	6,338,533	8,343,714
Accrued product warranty	3,646,045	3,277,268
Accrued payroll and related liabilities	2,464,217	3,389,987
Other accrued liabilities	27,303,053	19,487,375
Total current liabilities	76,651,379	63,112,767

Long-term debt, less current maturities	130,644,744	127,284,692
Deferred tax liability	9,220,675	9,038,640
Deferred retirement costs	5,632,541	2,197,468
Other	461,361	1,361,160

Total liabilities	222,610,700	202,994,727
Minority interest	460,215	349,611
Commitments and contingencies Notes 7, 8 and 12
Shareholders' equity:
Preferred stock - authorized 4,000,000 shares of
$1.00 par value; none issued
Common stock - authorized 40,000,000 shares of
$.20 par value; issued and outstanding -
19,677,440 in 2002 and 19,603,179 in 2001	3,935,488	3,920,635
Additional paid-in capital	52,547,239	51,681,027
Accumulated other comprehensive income	(2,896,680)	(2,776,131)
Retained earnings	139,846,165	144,521,117

Total shareholders' equity	193,432,212	197,346,648

Total liabilities and shareholders' equity	$ 416,503,127	$ 400,690,986

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,
	2002	2001	2000

Net sales	$ 480,589,793	$ 455,839,164	$ 520,687,851
Cost of sales	396,659,249	364,915,606	397,813,019
Gross profit	83,930,544	90,923,558	122,874,832
Selling, general and administrative expenses	72,407,228	71,690,984	69,011,339
Relocation and start-up expenses	3,276,559
Research and development expenses	7,630,975	7,448,332	6,725,884
Income from operations	615,782	11,784,242	47,137,609
Other income (expense):
Interest expense	(10,474,350)	(9,367,054)	(8,652,339)
Interest income	1,632,780	1,585,039	2,239,786
Amortization of goodwill and other intangible assets	(141,139)	(2,202,677)	(2,032,724)
Other income - net	1,241,946	2,039,420	4,234,303
Equity in loss of joint venture		(241,922)	(195,781)

Income (loss) before income taxes	(7,124,981)	3,597,048	42,730,854
Income taxes	(2,511,266)	1,480,748	16,441,440
Income (loss) before minority interest	(4,613,715)	2,116,300	26,289,414
Minority interest	92,211	123,878	8,328
Net income (loss)	$ (4,705,926)	$ 1,992,422	$ 26,281,086

Earnings per Common Share
Net income (loss):
Basic	$(0.24)	$0.10	$1.37
Diluted	(0.24)	0.10	1.33
Weighted average number of common shares outstanding:
Basic	19,658,032	19,441,818	19,221,754
Diluted	19,658,032	19,753,226	19,721,288

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOW
	Year Ended December 31,
	2002	2001	2000
Cash Flows from Operating Activities
Net income (loss)	$(4,705,926)	$ 1,992,422	$ 26,281,086

Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	15,211,581	17,045,572	15,379,703
Provision for doubtful accounts	1,168,447	1,637,639	807,569
Provision for inventory reserves	3,104,411	990,904	1,437,610
Provision for warranty	8,840,731	3,778,458	1,308,058
Deferred tax provision (benefit)	(610,269)	(1,169,090)	494,685
(Gain) loss on disposition of fixed assets	(162,721)	191,122	(94,261)
Gain on sale of equipment on operating lease	(708,046)	(626,289)	(2,142,119)
Gain on sale of finance receivables	(342,063)	(408,840)	(438,010)
Equity in loss of joint venture		241,922	195,781
Minority interest in losses (earnings) of subsidiary	80,403	(98,578)	(8,328)
(Increase) decrease in:
Receivables	3,244,069	677,165	8,155,450
Inventories	6,527,167	(4,446,613)	(18,901,256)
Prepaid expenses	(1,378,562)	(879,420)	230,183
Other assets	(1,840,920)	(991,190)	459,650
Increase (decrease) in:
Accounts payable	6,536,815	(11,046,880)	(3,675,821)
Customer deposits	(1,886,474)	2,191,155	(575,633)
Accrued product warranty	(8,535,986)	(4,855,359)	(1,249,472)
Income taxes payable	597,519	(1,339,156)	(984,131)
Loss reserves of captive insurance company	2,275,444	749,312
Other accrued liabilities	5,331,169	(2,101,412)	(3,272,367)
Foreign currency transaction (gain) loss	90,651	(80,925)	(120,257)

Net cash provided by operating activities	32,837,440	1,451,919	23,288,120

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	1,238,570	236,286	319,789
Expenditures for property and equipment	(19,273,932)	(8,057,422)	(21,535,875)
Proceeds from sale of equipment on operating lease	16,634,694	25,141,768	48,920,688
Expenditures for equipment on operating lease	(14,704,868)	(28,001,408)	(53,882,130)
Additions to finance receivables	(40,741,257)	(46,908,713)	(74,134,723)
Collections of finance receivables	20,413,550	26,729,468	32,368,390
Proceeds from sale of finance receivables	29,330,175	18,996,855	38,554,353
Additions to notes receivable	(7,228,110)	(692,760)	(52,000)
Repayments on notes receivable	4,554	460,885	115,773
Cash payments in connection with business combinations, net of cash acquired			(7,468,669)

Net cash used by investing activities	(14,326,624)	(12,095,041)	(36,794,404)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	$ 698,540	$ 748,153	$ 1,005,502
Net borrowings (repayments) under revolving credit loan	5,314,410	(70,353,821)	16,285,337
Cash paid for retirement of stock	(87,888)
Principal repayments of industrial bonds, loans and notes payable	(6,769,101)	(4,520,082)	(2,932,513)
Proceeds from debt and notes payable	5,655,642	84,632,406	2,833,145
Net cash provided by financing activities	4,811,603	10,506,656	17,191,471
Effect of exchange rates on cash	348,574	(246,684)	(356,929)
Increase (decrease) in cash and cash equivalents	23,670,993	(383,150)	3,328,258
Cash and cash equivalents, beginning of period	6,670,178	7,053,328	3,725,070

Cash and cash equivalents, end of period	$ 30,341,171	$ 6,670,178	$ 7,053,328

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$ 10,235,731	$ 7,823,874	$ 8,499,094

Income taxes (net of refunds)	$ (2,955,356)	$ 4,882,833	$ 17,934,641

Tax benefits related to stock options:
Refundable income taxes	$ 105,809	$ 1,051,615	$ 555,962
Additional paid-in capital	(105,809)	(1,051,615)	(555,962)

Non-cash business combination:
Investment in subsidiary		$ 144,600	$ 1,576,844
Accrued liability		1,352,751	(1,576,844)

Common stock		(26,735)
Additional paid-in capital		(1,470,616)

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2002, 2001 and 2000
					Accumulated
					Other	Total
	Common Stock		Additional	Retained	Comprehensive	Shareholders'
	Shares	Amount	Paid-in Capital	Earnings	Income	Equity
Balance December 31, 1999	19,121,137	$ 3,824,227	$ 46,918,852	$116,247,609	$ 266,888	$167,257,576

Net income				26,281,086		26,281,086
Other comprehensive income:
Foreign currency translation adjustment					(477,186)	(477,186)
Comprehensive income						25,803,900

Exercise of stock options, including tax benefit	198,609	39,722	1,521,742			1,561,464

Balance December 31, 2000	19,319,746	3,863,949	48,440,594	142,528,695	(210,298)	194,622,940

Net income				1,992,422		1,992,422
Other comprehensive income:
Foreign currency translation adjustments					(2,126,103)	(2,126,103)
Unrealized loss on cash flow hedge, net of income taxes of $269,549					(439,730)	(439,730)
Comprehensive income						(573,411)

Exercise of stock options, including tax benefit	149,758	29,951	1,769,817			1,799,768

Stock issued in business combination	133,675	26,735	1,470,616			1,497,351

Balance December 31, 2001	19,603,179	3,920,635	51,681,027	144,521,117	(2,776,131)	197,346,648

Net income (loss)				(4,705,926)		(4,705,926)
Other comprehensive income (loss):

Minimum pension liability adjustment, net of income taxes of $809,570					(1,320,879)	(1,320,879)
Foreign currency translation adjustments					1,361,961	1,361,961
Unrealized loss on cash flow hedge, net of income taxes of $99,064					(161,631)	(161,631)
Comprehensive loss						(4,826,475)

Exercise of stock options, including tax benefit	74,261	14,853	866,212			881,065
Change in minority interest ownership				30,974		30,974

Balance December 31, 2002	19,677,440	$3,935,488	$52,547,239	$139,846,165	$(2,896,680)	$193,432,212

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2002, 2001 and 2000

1. Summary of Significant Accounting Policies

Basis of Presentation - The consolidated financial statements include the accounts of Astec Industries, Inc. and its subsidiaries. The Company's wholly-owned and consolidated subsidiaries at December 31, 2002 are as follows:
American Augers, Inc.	Heatec, Inc.
Astec, Inc.	Johnson Crushers International, Inc.
Astec Financial Services, Inc.	Kolberg-Pioneer, Inc.
Astec Insurance Company	Osborn Engineered Products SA (Pty) Ltd. (91%)
Astec Systems, Inc.	Production Engineered Products, Inc.
Breaker Technology, Inc.	Roadtec, Inc.
Breaker Technology Ltd.	Superior Industries of Morris, Inc.
Carlson Paving Products, Inc.	Telsmith, Inc.
CEI Enterprises, Inc.	Trencor, Inc.

All significant intercompany transactions have been eliminated in consolidation.

Until December 31, 2001, the Company's investment in a 50% owned joint venture, Pavement Technology, Inc., was accounted for on an equity basis. On December 31, 2001, the Company acquired the remaining 50% interest in Pavement Technology, Inc. and merged it into Astec, Inc.

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

Goodwill - Goodwill represents the excess of cost over the fair value of net identifiable assets acquired. Goodwill amounts were amortized using the straight-line method over 20 years through 2001. Effective January 1, 2002, goodwill is no longer being amortized in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets," but will be tested for impairment at least annually. Accumulated goodwill amortization was approximately $7,258,000 at December 31, 2002 and 2001.

Impairment of Long-lived Assets - In the event that facts and circumstances indicate that the carrying amounts of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the carrying amount for each asset to determine if a writedown is required. If this review indicates that the assets will not be recoverable, the carrying value of the Company's assets would be reduced to their estimated market value.

Revenue Recognition - A portion of the Company's equipment sales represents equipment produced in the Company's plants under short-term contracts for a specific customer project or equipment designed to meet a customer's specific requirements. Equipment revenues are recognized in compliance with the terms and conditions of each contract, which is ordinarily at the time the equipment is shipped. Certain contracts include terms and conditions through which the Company recognizes revenues upon completion of equipment production, which is subsequently stored at the Company's plant at the customer's request. Revenue is recorded on such contracts upon the customer's assumption of title and all risks of ownership. The Company has a limited number of sales accounted for as multiple-element arrangements, whereby related revenue on each product is recognized when it is shipped, and the related service revenue is recognized when the service is performed.

Advertising Expense - The cost of advertising, other than direct response advertising, is expensed as incurred. The Company incurred approximately $2,700,000, $4,447,000 and $3,478,000 in advertising costs during 2002, 2001 and 2000, respectively.

Direct response advertising is capitalized and amortized over its expected period of future benefits. The Company participates in a weeklong industry trade show that takes place once every three years. The Company maintains customer and potential customer attendance records that are used to track the future sales revenues as a result of their advertising and customer relation efforts at the show. The costs related to the trade exhibits and show attendance are capitalized, then amortized over the period in which revenue related to the trade show is generated, which is twenty-four months. Sixty percent of costs are expensed during the first twelve months following the show and the remaining forty percent is expensed over the succeeding twelve-month period based on historical revenue patterns. The amortization method is supported by the attendance and revenue related records maintained by the Company. Prepaid trade show expenses totaled $1,472,000 and $0 as of December 31, 2002 and 2001. Amortized advertising expenses related to presentation and attendance at trade shows were $963,000, $257,000 and $899,000 for the years ended December 31, 2002, 2001 and 2000.

Stock-based Compensation - As permitted under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants as long as the exercise price is equal to or more than the fair value of the shares at the date of the grant. Because all option grants for 2002, 2001 and 2000 were at or above the fair value of the shares, no stock-based employee compensation cost is reflected in net income (loss) for those years.

During 2002, the Financial Accounting Standards Board issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on the reporting of net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about these effects in interim financial information. The annual disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. Although Statement 148 does not amend Statement 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement 148 are applicable to all companies with stock-based compensation, regardless of whether they account for that compensation using the fair value method of Statement 123 or the intrinsic value method of APB 25.

The following pro forma summary presents the Company's net income (loss) and per share earnings (loss) which would have been reported had the Company determined stock compensation cost using the fair value method of accounting set forth under SFAS 123. The pro forma impact on net income (loss) shown below may not be representative of future effects.
	Year Ended December 31,
	2002	2001	2000
Net income (loss), as reported	$(4,705,926)	$1,992,422	$26,281,086
Stock compensation expense under SFAS 123, net of taxes	(1,886,735)	(2,611,266)	(3,124,400)
Adjusted net income (loss)	$(6,592,661)	(618,844)	$23,156,686

Basic earnings (loss) per share, as reported	$(0.24)	$0.10	$1.37
Stock compensation expense under SFAS 123, net of taxes	(0.10)	(0.13)	(0.17)
Adjusted basic earnings (loss) per share	$(0.34)	$(0.03)	$1.20

Diluted earnings (loss) per share, as reported	$(0.24)	$ 0.10	$1.33
Stock compensation expense under SFAS 123, net of taxes	(0.10)	(0.13)	(0.16)
Adjusted diluted earnings (loss) per share	$(0.34)	$(0.03)	$1.17

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
	2002 Grants	2001 Grants	2000 Grants
Expected life	4 years	4 years	4 years
Expected volatility	0.462	0.460	0.444
Risk-free interest rate	2.03%	3.93%	5.25%
Dividend yield	--	--	--

Earnings Per Share - Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is based on the weighted average number of common shares outstanding and diluted earnings per share includes potential dilutive effects of options, warrants and convertible securities.

The following table sets forth the computation of basic and diluted earnings per share:
	Year Ended December 31,
	2002	2001	2000
Numerator:
Net income (loss)	$(4,705,926)	$1,992,422	$26,281,086
Denominator:
Denominator for basic earnings per share	19,658,032	19,441,818	19,221,754
Effect of dilutive securities:
Employee stock options	0	311,408	499,534

Denominator for diluted earnings per share	19,658,032	19,753,226	19,721,288
Earnings per common share:
Basic	$(0.24)	$0.10	$1.37
Diluted	$(0.24)	$0.10	$ 1.33

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

Shipping and Handling Fees and Cost - The Company records revenues earned for shipping and handling as net sales, while the cost of shipping and handling is classified as cost of goods sold. Revenues and expenses were $10,793,000 and $11,984,000 for 2002, $10,482,000 and $12,119,000 for 2001 and $11,857,000 and $12,719,000 for 2000, respectively.

Reclassifications - Certain amounts for 2001 and 2000 have been reclassified to conform with the 2002 presentation.

2. Business Combinations

The Company's acquisitions have been accounted for using the purchase method of accounting, and accordingly, the operating results of the acquired businesses are included in the Company's consolidated financial statements from the respective acquisition dates. The assets acquired and liabilities assumed were recorded at estimated fair value. That portion of the purchase price in excess of the fair market value of the net identifiable assets acquired is recorded as goodwill.

On July 1, 2002 the Company announced it had entered into a strategic alliance with Case Construction Equipment for the manufacture, marketing and sale of trenchers, horizontal directional drills ("HDD") and related equipment for the utility constructions market. Under an original equipment manufacturer agreement "(OEM)", the Company's Undrground Group will produce the current line of eight Case trenchers, three HDD's, HDD fluid-mixing systems and downhole tools, and will also dedicate selected models of Trencor trenchers and American Augers HDD's to be distributed through the Case dealer networks. As part of the agreement, the Company will also have access to Case's worldwide dealer networks and access to Case's purchasing power for these product lines through its supply base. As part of the agreement, the Company acquired certain intellectual property, tooling and other product-specific manufacturing assets from Case. The Company's subsidiary Trencor, Inc. will manufacture and sell Case trencher products beginning in early 2003, with the full Case product line integration and related manufacturing operations scheduled for completion by the end of 2003.

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

A summary of the net assets acquired is as follows:
	Case Product Line	Osborn	Carlson
Current assets	$725,393	$7,634,984	$2,229,110
Property, plant and equipment	350,000	1,843,815	715,884
Other assets		48,809	19,005
Current liabilities		(4,667,809)	(640,400)
Other liabilities			(964,365)
Goodwill		(1,194,292)	4,385,025
Other intangibles	2,000,000
Less: Minority interest		(439,861)
Net assets acquired excluding cash		3,225,646	5,744,259
Cash			2,585
Net assets acquired	$3,075,393	$3,225,646	$5,746,844

On December 31, 2001, the Company acquired the remaining 50% interest in its joint venture investment, Pavement Technology, Inc., for 10,000 shares of the Company's stock valued at approximately $143,000.

3. Inventories
Inventories consisted of the following:
	December 31,
	2002	2001
Raw materials and parts	$ 47,937,679	$ 42,745,772
Work-in-process	20,606,056	27,270,361
Finished goods	27,765,774	37,645,041
Used equipment	23,928,012	21,334,403
Total	$120,237,521	$128,995,577

4. Goodwill

Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets acquired in business combinations. The Company adopted SFAS No. 142 in January 2002. SFAS 142 provides that goodwill and certain other intangible assets no longer will be amortized for fiscal years beginning after December 15, 2001 but will be tested for impairment at least annually. The Company measures goodwill impairment by comparing the carrying value of its operating units, including goodwill, with the fair value of the operating unit measured by determining the present value of future cash flows. Significant declines in estimated future cash flows could indicate potential impairment and trigger an impairment assessment. At December 31, 2002, the Company had unamortized goodwill in the amount of $36,093,277. Amortization expense related to goodwill was $2,154,000 and $2,033,000 for the years ended December 31, 2001 and 2000, respectively.

The following table presents the Company's net income assuming goodwill had not been amortized during the twelve months ended December 31, 2001 and December 31, 2000.
	Year ended December 31,
	2002	2001	2000
Net income (loss), as reported	$(4,705,926)	$1,992,442	$26,281,086
Add goodwill amortization, net of taxes		1,335,000	1,260,000
Adjusted net income (loss)	$(4,705,926)	$3,327,442	$27,541,086

Basic earnings (loss) per share, as reported	$(0.24)	$0.10	$1.37
Add goodwill amortization, net of taxes		0.07	0.07
Adjusted basic earnings (loss) per share	$(0.24)	$0.17	$1.44

Diluted earnings (loss) per share, as reported	$(0.24)	$0.10	$1.33
Add goodwill amortization, net of taxes		0.07	0.06
Adjusted diluted earnings (loss) per share	$(0.24)	$0.17	$1.39

The changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2002 and December 31, 2001 are as follows:
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	Total
Balance December 31, 2000	$1,459,446	$18,812,916	$4,419,341	$12,516,221	$37,207,924
Amortization	(101,280)	(1,096,032)	(224,359)	(731,867)	(2,153,538)
Goodwill acquired during the year	728,138				728,138
Purchase price adjustments		582,293	(199,959)	(49,875)	332,459
Balance December 31, 2001	$2,086,304	$18,299,177	$3,995,023	$11,734,479	$36,114,983
Purchase price adjustments		16,926	(38,632)		(21,706)
Balance December 31, 2002	$2,086,304	$18,316,103	$3,956,391	$11,734,479	$36,093,277

5. Other Intangible Assets

Amortization expense for other intangible assets was $110,236, $0 and $0, for 2002, 2001 and 2000, respectively. Other intangible assets consisted of the following at December 31, 2002:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Avg. Amortization Period
Dealer network and customer base	$820,000	$(45,197)	$774,803	10 years
Drawings	820,000	(45,197)	774,803	10 years
Trademarks	336,000	(18,520)	317,480	3 years
Patents	24,000	(1,322)	22,678	2 years
Total	$2,000,000	$ (110,236)	$1,889,776	9 years

6. Property and Equipment
Property and equipment consisted of the following:
	December 31,
	2002	2001
Land, land improvements and buildings	$ 86,636,858	$ 74,499,184
Equipment	111,476,360	106,544,080
Less accumulated depreciation	(78,864,180)	(67,562,056)
Land, buildings and equipment - net	119,249,038	113,481,208
Rental property:
Equipment	8,477,034	12,163,290
Less accumulated depreciation	(1,926,793)	(2,250,463)
Rental equipment - net	6,550,241	9,912,827
Total	$125,799,279	$123,394,035

Depreciation expense was approximately $15,070,000, $14,807,000 and $13,347,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

7. Leases

The Company leases certain land, buildings and equipment for use in its operations. Total rental expense charged to operations under operating leases was approximately $3,738,000, $4,072,000 and $4,054,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Minimum rental commitments for all noncancelable operating leases at December 31, 2002 are as follows:
2003	$2,132,171
2004	2,102,259
2005	942,733
2006	349,199
2007	261,910
Thereafter	277,723

The Company also leases equipment to customers under contracts generally ranging from 36 to 48 months. Rental income under such leases was $2,859,000, $2,846,000 and $3,908,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Minimum rental payments to be received for equipment leased to others at December 31, 2002 are as follows:
2003	$ 1,585,504	2006	$ 1,457,577
2004	1,576,538	2007	1,265,570
2005	1,691,049	Thereafter	505,609

8. Long-term Debt

Long-term debt consisted of the following:

	December 31,
	2002	2001
Revolving credit loan of $58,200,000 at December 31, 2002, at interest rates from 4.7% to 6.5% at December 31, 2002	$31,902,204	$ 28,012,794
$80,000,000 Senior Secured Note due September 10, 2011, at 8.935%, payable in annual installments of $11,428,571 beginning September 10, 2005	80,000,000	80,000,000
Industrial Development Revenue Bonds payable in annual installments of $500,000 through 2006 at weekly negotiated interest rates	2,000,000	2,500,000
Industrial Development Revenue Bonds due in 2019 at weekly negotiated interest rates	8,000,000	8,000,000
Industrial Development Revenue Bonds due in 2028 at weekly negotiated interest rates	9,200,000	9,200,000
Other current notes payable	2,762,265	1,940,394
Total long-term debt	133,864,469	129,653,188
Less current maturities	3,219,725	2,368,496
Long-term debt less current maturities	$130,644,744	$127,284,692

On September 10, 2001, the Company and Astec Financial Services entered into a $125,000,000 revolving credit facility with a syndicate of banks that expires on September 10, 2004 and an $80,000,000 note purchase agreement for senior secured notes, placed with private institutions. The Company did not meet certain financial covenants under the revolving credit facility and note agreement for each of the first three quarters during 2002. The Company obtained waivers and amendments for each of these violations which ultimately resulted in the Company granting a security interest in its inventory, machinery and equipment, and trade receivables to the banks and note holders, and reducing the maximum commitment available under the credit facility to $58,200,000. Approximately $21,300,000 of the revolving credit facility at December 31, 2002 was supporting outstanding letters of credit, primarily for industrial development revenue bonds. Advances to Astec Financial under the credit facility are limited to eligible receivables as defined in the agreement.

Amounts outstanding under the credit facility bear interest, at the Company's option, at a rate from prime to prime plus .875% or from 1.0% to 1.875% above the London Interbank Offering Rate. The interest rate applied to borrowings is based on a leverage ratio, calculated quarterly, as defined by the credit agreement. As a result of covenant violations during 2002, the Company paid interest rate surcharges from .375% to 1.375% above the rates in the credit agreement and senior secured note agreement. Both the credit agreement and the senior secured note agreement contain certain restrictive covenants relative to operating ratios and capital expenditures and also restrict the payment of dividends.

The Company was not in compliance with certain covenants of the revolving credit facility and the senior note agreement as of December 31, 2002 and March 31, 2003. On March 31, 2003 the Company entered into an amendment to the credit facility and note purchase agreement, which waived the violations of the financial covenants as of December 31, 2002 and March 31, 2003. The amendment increased the maximum commitment available under the amended credit facility to $60,700,000; amended the financial ratio covenants prospectively; added additional operating ratio covenants; requires the funding of a collateral account; restricts the aggregate amount of recourse obligations; prohibits the Company from making additional loans to its customers for the purchase of equipment or entering into equipment leases with its customers; and, if the credit agreement and notes are not paid in full by April 15, 2003, grants additional security interests in all of the Company's real and intellectual property and any other asset of the Company with a book value greater than $500,000. Under the terms of the note purchase agreement, if the Company repays the senior note before September 10, 2011, it will incur pre-payment fees. Management believes the Company will remain in compliance with the amended covenants under the credit facility and the senior secured notes throughout 2003.

The aggregate of all maturities of long-term debt in each of the next five years is as follows:
2003	$ 3,219,725	2006	$11,224,921
2004	32,412,839	2007	10,724,921
2005	11,224,921	Thereafter	65,057,142

For 2002, the weighted average interest rate on short-term borrowings, which includes current maturities of Industrial Revenue Bonds, was 3.84%.

9. Product Warranty Reserves

Changes in the Company's product liability during the year are as follows:
	2002	2001
Reserve balance at beginning of period	$3,277,268	$4,441,845
Warranty liabilities accrued during the period	8,840,731	3,778,458
Warranty liabilities settled during the period	(8,471,954)	(4,943,035)
Reserve balance at end of period	$3,646,045	$3,277,268

The Company warrants its products against manufacturing defects and performance to specified standards. The warranty period and performance standards vary by market and uses of its products. The Company estimates the costs that may be incurred under its warranties and records a liability at the time product sales are recorded. The warrant liability is primarily based on historical claim rates, nature of claims and the associated cost.

10. Retirement Benefits

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

The accrued benefit for 2002 and 2001 for the Company's three post-retirement benefit plans were $980,866 and $828,002 for the Telsmith Retiree Medical and Life Insurance Plan; $475,991 and $485,814 for the Kolberg-Pioneer, Inc. Retiree Life Insurance Plan and Post-retirement Medical Plan; and $75,120 and $66,575 for the Barber-Greene Retirement Life Insurance Plan.

The following provides information regarding benefit obligations, plan assets and the funded status of the plans:
	Pension Benefits		Other Benefits
	2002	2001	2002	2001
Change in benefit obligation
Benefit obligation at beginning of year	$8,176,169	$7,209,303	$1,916,424	$1,655,500
Service cost	387,527	393,391	110,803	117,596
Interest cost	583,709	528,474	106,341	122,610
Actuarial (gain) loss	723,519	358,657	(308,789)	105,865
Benefits paid	(311,120)	(313,656)	(80,519)	(85,147)

Benefit obligation at end of year	9,559,804	8,176,169	1,744,260	1,916,424
Change in plan assets
Fair value of plan assets at beginning of year	5,337,936	6,372,805
Actual return on plan assets	(1,273,391)	(721,213)
Employer contribution	74,962
Benefits paid	(311,120)	(313,656)
Fair value of plan assets at end of year	3,828,387	5,337,936
Funded status (underfunded)	(5,731,417)	(2,838,233)	(1,744,260)	(1,916,424)
Unrecognized net actuarial loss	3,761,302	2,021,156	212,283	536,033
Accrued benefit cost	(1,970,115)	(817,077)	(1,531,977)	(1,380,391)

Accounts recognized in the consolidated
balance sheets
Accrued benefit cost	(1,970,115)	(817,077)	(1,531,977)	(1,380,391)
Additional minimum liability	(2,130,449)
Accrued benefit liability	(4,100,564)	(817,077)	(1,531,977)	(1,380,391)
Accumulated other comprehensive loss	2,130,449
Net amount recognized	$(1,970,115)	$ (817,077)	$(1,531,977)	$(1,380,391)
Weighted-average assumptions as of December 31
Discount rate	6.75%	7.25%	6.75%	7.25%
Expected return on plan assets	9.00%	9.00%
Rate of compensation increase	4.50%	4.00%

The weighted average annual assumed rate of increase in per capita health care costs is 10.0% for 2003 and is assumed to decrease gradually to 5.75% for 2012 and remain at that level thereafter. A 1.0% increase or decrease in the medical inflation rate would not have a significant effect on either the benefit obligation or the aggregate service and interest cost components of net periodic benefit cost.

Net periodic benefit cost for 2002, 2001 and 2000 included the following components:
	Pension Benefits			Other Benefits
	2002	2001	2000	2002	2001	2000
Components of net periodic benefit cost
Service cost	$ 387,527	$ 393,391	$ 351,320	$ 110,803	$ 117,596	$ 86,027
Interest cost	583,709	528,474	504,384	106,341	122,610	103,596
Expected return on plan assets	(467,132)	(558,237)	(614,194)
Amortization of transition obligation				29,707	30,555	33,700
Recognized net actuarial (gain) loss	86,264			(14,746)		(12,164)
Net periodic benefit cost	$ 590,368	$ 363,628	$ 241,510	$ 232,105	$ 270,761	$ 211,159

The Company sponsors a defined contribution plan to provide eligible employees with additional income upon retirement. The Company's contributions to the plan are based on employee contributions. The Company's contributions totaled $2,276,000 in 2002, $2,303,000 in 2001 and $2,411,000 in 2000.

11. Income Taxes

For financial reporting purposes, income (loss) before income taxes includes the following components:
	Year Ended December 31,
	2002	2001	2000
United States	$ (9,185,974)	$ 1,933,324	$ 41,692,857
Foreign	2,060,993	1,663,724	1,037,997
Income (loss) before income taxes	$ (7,124,981)	$ 3,597,048	$ 42,730,854

The provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2002	2001	2000
Current provision (benefit)	$ (3,551,979)	$ 381,396	$ 15,803,033
Deferred provision	1,040,713	1,099,352	638,407
Total provision (benefit) for income taxes	$ (2,511,266)	$ 1,480,748	$ 16,441,440

A reconciliation of the provision for income taxes at the statutory federal rate to the amount provided is as follows:

	Year Ended December 31,
	2002	2001	2000
Tax at statutory rates	$ (2,493,743)	$ 1,258,967	$ 14,934,626
Benefit from foreign sales	(265,878)	(474,315)	(516,982)
State taxes, net of federal income tax	(208,445)	1,586	1,389,290
Permanent differences	456,800	859,329	844,758
Other items		(164,819)	(210,252)
Income tax provision (benefit)	$ (2,511,266)	$ 1,480,748	$ 16,441,440

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets are as follows:
	Year Ended December 31,
	2002	2001
Deferred tax assets:
Inventory reserves	$ 2,986,350	$ 2,762,332
Warranty reserves	1,066,751	979,683
Bad debt reserves	940,538	911,759
Other accrued expenses	7,928,366	5,577,996
Total deferred tax assets	12,922,005	10,231,770
Deferred tax liabilities:
Property and equipment	11,036,376	9,823,277
Other	1,384,812	517,945
Total deferred tax liabilities	12,421,188	10,341,222
Net deferred tax asset (liability)	$ 500,817	$ (109,452)

12. Contingencies

Management has reviewed all claims and lawsuits and, upon the advice of counsel, has made adequate provision for any estimable losses. However, the Company is unable to predict the ultimate outcome of the outstanding claims and lawsuits.

Certain customers have financed purchases of the Company's products through arrangements in which the Company is contingently liable for customer debt and residual value guarantees aggregating $14,749,000 and $12,137,000 at December 31, 2002 and 2001, respectively. These obligations average three years in duration and have minimal risk. Astec Financial Services, Inc. sold both finance and operating leases with limited recourse, generally not exceeding 15% of the purchase price, subject to elimination of recourse responsibilities through remarketing of equipment.

13. Shareholders' Equity

The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is generally recognized.

Under terms of the Company's stock option plans, officers and certain other employees may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. The Company has reserved shares of common stock for exercise of outstanding non-

qualified options and incentive options of officers and employees of the Company and its subsidiaries at prices determined by the Board of Directors. In addition, a Non-employee Directors Stock Incentive Plan has been established to allow non-employee directors to have a personal financial stake in the Company through an ownership interest. Directors may elect to receive their compensation in common stock, deferred stock or stock options. Options granted under the Non-employee Directors Stock Incentive Plan and the Executive Officer Annual Bonus Equity Election Plan vest and become fully exercisable immediately. All other options outstanding vest over 12 months. All stock options have a ten-year term. The shares reserved under the various stock option plans are as follows: (1) 1992 Stock Option Plan - 299,948, (2) 1998 Long-term Incentive Plan - 2,819,193, (3) Executive Officer Annual Bonus Equity Election Plan - 16,892 and (4) 1998 Non-employee Directors Stock Plan - 10,209.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of the Company's stock option activity and related information for the years ended December 31, 2002, 2001 and 2000 follows:
	Year Ended December 31,
	2002		2001		2000
	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
Options outstanding, beginning of year	2,622,169	$19.61	2,173,034	$ 20.53	1,866,730	$ 17.23
Options granted	614,431	$14.45	603,593	$ 12.92	580,348	$ 25.58
Options forfeited	37,618	$27.91	7,850	$ 22.44	78,800	$ 18.59
Options exercised	52,740	$ 9.88	146,608	$ 5.03	195,244	$ 5.12
Options outstanding, end of year	3,146,242	$18.54	2,622,169	$ 19.61	2,173,034	$ 20.53

The weighted average fair value of options granted whose exercise price was equal to the market price of the stock on the grant date was $4.96, $5.25 and $10.61 for the years ended December 31, 2002, 2001 and 2000, respectively. The weighted average fair value of options granted whose exercise price exceeded the market price of the stock on the grant date was $7.67, $7.72 and $14.92 for the years ended December 31, 2002, 2001 and 2000, respectively.

The following table summarizes information about the stock options outstanding under the Company's option plans as of December 31, 2002:
Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.56 - $6.44	261,948	3 years	$5.17	261,948	$5.17
$7.44 - $14.27	593,648	7 years	$12.57	588,648	$12.60
$14.50 - $36.00	2,290,646	7 years	$21.62	1,688,645	$24.16
Total	3,146,242	6 years	$18.54	2,539,241	$19.52

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

14. Financial Instruments

Credit Risk - The Company sells products to a wide variety of customers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. As of December 31, 2002, concentrations of credit risk with respect to receivables are limited due to the wide variety of customers.

Fair Value of Financial Instruments - The book value of the Company's financial instruments approximates their fair value. Financial instruments include cash, accounts receivable, finance receivables, accounts payable, long- and short-term debt and one interest rate swap agreement. Excluding the $80,000,000 senior secured note, the Company's short and long-term debt is floating rate debt and, accordingly, book value approximates its fair value. The fair value of amounts outstanding under the senior secured note agreement are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements and were $78,822,000 at December 31, 2002.

Derivative Financial Instruments - The Company only uses derivatives for hedging purposes. The Company enters into interest-rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed rate, thus reducing the impact of interest rate changes on future income. On April 6, 2000, the Company's captive finance subsidiary, Astec Financial Services, Inc., entered into a swap agreement with a notional amount of $7,500,000, with a fixed interest rate of 7.08 percent, that is effective for five years. At December 31, 2002 the fair value of the $7,500,000 interest rate swap was $(947,494). The fair value of the swap agreement is based upon quoted market prices.

15. Operations by Industry Segment and Geographic Area

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

Segment Information for 2002
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$165,950,960	$199,360,534	$ 71,905,997	$ 39,454,630	$ 3,917,672	$480,589,793
Intersegment revenues	17,908,632	29,819,117	795,998	1,572,296	3,388,390	53,484,433
Interest expense	16,429	583,347	189,293	306,987	9,378,294	10,474,350
Depreciation and amortization	4,469,916	4,437,663	1,935,349	1,684,267	2,684,386	15,211,581
Segment profit (loss)	3,126,983	7,907,885	4,151,862	(8,460,263)	(11,645,534)	(4,919,067)
Segment assets	158,047,527	203,445,864	75,542,665	73,399,055	266,039,667	776,474,778
Capital expenditures	2,410,339	1,887,448	1,225,450	13,153,489	597,206	19,273,932

Segment information for 2001
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$142,673,987	$182,868,140	$ 78,487,989	$ 48,655,104	$ 3,153,944	$455,839,164
Intersegment revenues	18,021,023	12,722,446	3,092,286	59,179	3,174,416	37,069,350
Interest expense		463,397	314,616	255,264	8,333,777	9,367,054
Depreciation and amortization	4,986,576	5,492,486	2,174,634	2,228,693	2,163,183	17,045,572
Segment profit (loss)	5,021,537	7,460,549	9,020,534	(4,837,408)	(14,080,215)	2,584,997
Segment assets	157,947,201	200,699,113	66,712,447	57,501,404	245,183,271	728,043,436
Capital expenditures	3,103,740	3,025,609	1,106,839	453,438	367,796	8,057,422

Segment information for 2000
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$187,823,335	$190,931,429	$ 63,268,136	$ 75,748,060	$ 2,916,891	$520,687,851
Intersegment revenues	13,427,266	21,024,808	120,618	504,963	3,051,983	38,129,638
Interest expense	4,742	769,003	175,634	340,583	7,362,377	8,652,339
Depreciation and amortization	4,774,154	5,078,301	1,629,792	2,082,141	1,815,315	15,379,703
Segment profit (loss)	17,996,985	18,367,234	8,343,809	6,835,885	(25,515,926)	26,027,987
Segment assets	167,042,229	202,701,018	58,826,228	59,934,607	262,897,237	751,401,319
Capital expenditures	8,562,340	6,819,029	1,602,651	3,336,470	470,534	20,791,024

Reconciliations of the reportable segment totals for revenues, profit or loss, assets, interest expense, depreciation and amortization and capital expenditures to the Company's consolidated totals are as follows:

	Year Ended December 31,
	2002	2001	2000
Sales: Total external sales for reportable segments	$ 476,672,121	$452,685,220	$ 517,770,960
Intersegment sales for reportable segments	50,096,043	33,894,934	35,077,655
Other sales	7,306,062	6,328,360	5,968,874
Elimination of intersegment sales	(53,484,433)	(37,069,350)	(38,129,638)
Total consolidated sales	$ 480,589,793	$ 455,839,164	$ 520,687,851
Profit:
Total profit for reportable segments	$ 6,726,467	$ 16,665,212	$ 51,543,913
Other (loss)	(11,645,534)	(14,080,215)	(25,515,926)
Equity in (loss) income of joint venture		(241,922)	(195,781)
Minority interest in earnings of subsidiary	(92,211)	(123,878)	(8,328)
Elimination of intersegment profit	305,352	(226,775)	457,208
Total consolidated net income	$ (4,705,926)	$ 1,992,422	$ 26,281,086
Assets:
Total assets for reportable segments	$ 510,435,111	$ 482,860,165	$ 488,504,082
Other assets	266,039,667	245,183,271	262,897,237
Elimination of intercompany profit in inventory and leased equipment	(732,129)	(53,481)	(246,280)
Elimination of intercompany receivables	(182,276,729)	(149,056,131)	(144,200,101)
Elimination of investment in subsidiaries	(143,227,984)	(143,943,282)	(141,254,918)
Other eliminations	(33,734,809)	(34,299,556)	(66,904,753)
Total consolidated assets	$ 416,503,127	$ 400,690,986	$ 398,795,267
Interest expense:
Total interest expense for reportable segments	$ 1,096,056	$ 1,033,277	$ 1,289,962
Other interest expense	9,378,294	8,333,777	7,362,377
Total consolidated interest expense	$ 10,474,350	$ 9,367,054	$ 8,652,339
Depreciation and amortization:
Total depreciation and amortization for reportable segments	$ 12,527,195	$ 14,882,389	$ 13,564,388
Other depreciation and amortization	2,684,386	2,163,183	1,815,315
Total consolidated depreciation and amortization	$ 15,211,581	$ 17,045,572	$ 15,379,703
Capital expenditures:
Total capital expenditures for reportable segments	$ 18,676,726	$ 7,689,626	$ 20,320,490
Other capital expenditures	597,206	367,796	470,534
Total consolidated capital expenditures (excluding those for equipment leased to others)	$ 19,273,932	$ 8,057,422	$ 20,791,024

 International sales by major geographic region were as follows:
	Year Ended December 31,
	2002	2001	2000
Asia	$ 1,823,596	$ 2,020,836	$ 1,589,937
Southeast Asia	11,377,856	6,462,062	2,824,572
Europe	6,121,596	12,951,596	7,137,599
South America	4,299,233	6,536,419	2,984,187
Canada	14,603,301	13,356,316	14,950,621
Australia	3,836,008	1,642,519	6,598,660
Africa	20,549,157	23,855,351	8,044,463
Central America	9,862,927	20,602,844	15,557,104
Middle East	274,445	666,312	205,300
West Indies	3,669,768	2,398,950	3,018,152
Other	2,888,426	917,346	588,325
Total	$79,306,313	$91,410,551	$63,498,920

16. Finance Receivables

Finance receivables are receivables of Astec Financial Services, Inc. Contractual maturities of outstanding receivables at December 31, 2002 were:
Amounts Due In	Financing Leases	Notes	Total
2003	$ 1,866,196	$ 16,049,530	$ 17,915,726
2004	204,000	432,360	636,360
2005	204,000	108,498	312,498
2006	204,000	221,016	425,016
2007	393,259		393,259
Thereafter	-	-	-
Total	$ 2,871,455	$ 16,811,404	$ 19,682,859

Receivables may be paid prior to contractual maturity generally by payment of a prepayment penalty. At December 31, 2002, there were no impaired loans or leases. Recognition of income on finance receivables is suspended when management determines that collection of future income is not probable. Accrual is resumed if the receivable becomes contractually current and collection doubts are removed. Previously suspended income is recognized at that time.

17. Other Comprehensive Income

The balance of related after-tax components comprising accumulated other comprehensive income (loss) are summarized below:
	Year Ending December 31,
	2002	2001	2000
Foreign currency translation adjustment	$ (974,440)	$(2,336,401)	$(210,298)
Unrealized loss on cash flow hedge, net of tax	(601,361)	(439,730)
Minimum pension liability adjustment, net of tax	(1,320,879)
Accumulated other comprehensive loss	$(2,896,680)	$(2,776,131)	$(210,298)

REPORT OF INDEPENDENT AUDITORS

Report of Independent Auditors
The Board of Directors and Shareholders

Astec Industries, Inc.

We have audited the accompanying consolidated balance sheets of Astec Industries, Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astec Industries, Inc. and subsidiaries at December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and intangible assets.

/s/ Ernst & Young LLP

Chattanooga, Tennessee
March 7, 2003,
except for Note 8, as to which the date is
March 31, 2003

ASTEC INDUSTRIES, INC. AND SUBSIDIARIES

Schdule (II)

Valuation and Qualifying Accounts

For The Years Ended December 31, 2002, 2001 AND 2000
Reserves deducted from assets to which they apply:
Description	Beginning Balance	Additions Charges To Costs & Expenses	Other Additions	Deductions	Ending Balance
December 31, 2002:
Allowance for doubtful accounts	$2,675,000	$639,758		$$540,024(1)	$2,774,734
Reserve for inventory	$7,159,164	$3,207,755		$$639,584	$9,727,335
Other Reserves: Product warranty	$3,277,268	$8,840,731		$$8,471,954	$3,646,045
December 31, 2001:
Allowance for doubtful accounts	$2,105,000	$1,637,639		$$1,067,639(1)	$2,675,000
Reserve for inventory	$6,263,756	$990,904		$$95,496	$7,159,164
Other Reserves: Product warranty	$4,441,845	$3,778,458		$$4,943,035(2)	$3,277,268
December 31, 2000:
Allowance for doubtful accounts	$1,966,251	$807,569	$105,000 (3)	$773,820 (1)	$2,105,000
Reserve for inventory	$5,131,175	$1,437,610	$830,000 (3)	$1,135,029	$6,263,756
Other Reserves: Product warranty	$4,075,358	$1,308,058	$322,871 (3)	$1,264,442 (2)	$4,441,845

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

Date: March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by a majority of the Board of Directors of the Registrant on the dates indicated:
SIGNATURE	TITLE	DATE
/s/ J. Don Brock J. Don Brock	Chairman of the Board and President	March 31, 2003

/s/ Albert E. Guth Albert E. Guth	Vice President, Administration and Director	March 31, 2003

/s/ W. Norman Smith W. Norman Smith	President - Astec, Inc. and Director, Group Vice President - Asphalt	March 31, 2003

/s/ Robert G. Stafford Robert G. Stafford	Vice President, Aggregates Processing Group and Director	March 31, 2003

/s/ William B. Sansom William B. Sansom	Director	March 31, 2003

/s/ Ronald W. Dunmire Ronald W. Dunmire	Director	March 31, 2003

/s/ Robert H. West Robert H. West	Director	March 31, 2003

/s/ William D. Gehl William D. Gehl	Director	March 31, 2003

/s/ Daniel K. Frierson Daniel K. Frierson	Director	March 31, 2003

/s/ Ronald F. Green Ronald F. Green	Director	March 31, 2003

CERTIFICATIONS

I, J. Don Brock, certify that:

1.		I have reviewed this annual report on Form 10-K of Astec Industries, Inc.;

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ J. Don Brock

J. Don Brock
Chairman of the Board and
President (Principal Executive Officer)

CERTIFICATIONS

I, F. McKamy Hall, certify that:

1.	I have reviewed this annual report on Form 10-K of Astec Industries, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ F. McKamy Hall

F. McKamy Hall
Vice President & Chief Financial

Officer

Commission File No. 0-14714

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBITS FILED WITH ANNUAL REPORT

ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

ASTEC INDUSTRIES, INC.

4101 Jerome Avenue

Chattanooga, Tennessee 37407

ASTEC INDUSTRIES, INC.

FORM 10-K

INDEX TO EXHIBITS
Exhibit Number	Description
Exhibit 22	Subsidiaries of the registrant.
Exhibit 23	Consent of independent auditors.
Exhibit 99.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.
Exhibit 99.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.