Form 10-Q
period 2003-03-31
ASTEC INDUSTRIES INC
filed 2003-05-13
CIK 792987

SECURITIES & EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2003.

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☒	NO ☐
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Class	Outstanding at May 12, 2003
Common Stock, par value $0.20	19,678,998

ASTEC INDUSTRIES, INC.
INDEX
Page Number
PART I - Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002	1
Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and 2002	2

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002	3
Notes to Unaudited Consolidated Financial Statements	4
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures about Market Risk	17
Item 4. Controls and Procedures	18
PART II - Other Information
Item 1. Legal Proceedings	18
Item 3. Defaults Upon Senior Securities	18
Item 6. Exhibits and Reports on Form 8-K	18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Astec Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)
Account Description	March 31, 2003 (Unaudited)	December 31, 2002 (Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$ 44,490	$ 30,341
Receivables - net	76,280	76,449
Inventories	114,554	120,238
Prepaid expenses and other	19,487	22,847
Total current assets	254,811	249,875
Property and equipment - net	123,357	125,799
Goodwill	36,093	36,093
Other assets	4,190	4,736
Total assets	$418,451	$416,503
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes payable and current maturities of long-term debt	$ 1,489	$ 3,220
Accounts payable - trade	41,436	33,680
Accrued product warranty	3,715	3,646
Other accrued liabilities	37,616	36,105
Total current liabilities	84,256	76,651
Long-term debt, less current maturities	130,141	130,645
Other non-current liabilities	10,772	15,315
Minority interest in consolidated subsidiary	521	460
Total shareholders' equity	192,761	193,432
Total liabilities and shareholders' equity	$418,451	$416,503

Astec Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands)
(Unaudited)
	Three Months Ended
	March 31,
	2003	2002
Net sales	$ 122,128	$122,442
Cost of sales	101,521	94,566
Gross profit	20,607	27,876
Selling, general, administrative and engineering expenses	21,410	19,578
Income (loss) from operations	(803)	8,298
Interest expense	(2,341)	(2,223)
Other income, net of expense	182	675
Income (loss) before income taxes	(2,962)	6,750
Income taxes (benefit)	(1,153)	2,097
Minority interest in earnings	21	18
Net income (loss)	$ (1,830)	$ 4,635

Earnings (loss) per common share
Basic	$ (0.09)	$ 0.24
Diluted	$ (0.09)	$ 0.23
Weighted average common shares outstanding
Basic	19,677,734	19,617,025
Diluted	19,677,734	19,854,430

Astec Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Three months ended March 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(1,830)	$ 4,635
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,424	3,272
Provision for doubtful accounts	120	212
Provision for inventory reserve	1,490	296
Provision for warranty reserve	2,016	2,154
Gain on sale and disposition of fixed assets	(22)	(251)
Gain on sale of lease portfolio	-	(88)
Minority interest in earnings of subsidiary	60	18
(Increase) decrease in:
Trade receivables	(14,109)	(23,757)
Finance receivables	735	688
Inventories	4,193	(9,438)
Prepaid expenses and other	3,362	4,335
Other non-current assets	(1,500)	(8,822)
Increase (decrease) in:
Accounts payable	7,756	11,624
Accrued product warranty	(1,947)	(1,796)
Other accrued liabilities	(1,124)	2,281
Income taxes payable	-	(901)
Other operating charges	(1,012)	61
Net cash provided (used) by operating activities	1,612	(15,477)

Cash flows from investing activities:
Proceeds from sale of property and equipment - net	45	368
Proceeds from sale and repayment of lease portfolio	16,203	3,874
Expenditures for property and equipment	(1,740)	(2,617)
Expenditures for equipment on operating lease	-	(3,874)
Net cash provided (used) by investing activities	14,508	(2,249)
Cash flows from financing activities:
Net repayments under revolving credit agreement	-	17,722
Net repayments under loan and note agreements	(2,234)	(664)
Proceeds from issuance of common stock	-	183
Net cash provided (used) by financing activities	(2,234)	17,241
Effect of exchange rate changes on cash	263	(235)
Net increase in cash and cash equivalents	14,149	(720)
Cash and cash equivalents at beginning of period	30,341	6,670
Cash and cash equivalents at end of period	$ 44,490	$ 5,950

ASTEC INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain reclassifications were made to the prior year presentation to conform to the current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Astec Industries, Inc. and subsidiaries annual report on Form 10-K for the year ended December 31, 2002.

Note 2. Receivables

Receivables are net of allowance for doubtful accounts of $2,643,000 and $2,775,000 for March 31, 2003 and December 31, 2002, respectively.

Note 3. Inventories

Inventories are stated at the lower of first-in, first-out cost or market and consist of the following:

	(in thousands)
	March 31, 2003	December 31, 2002
Raw Materials	$52,261	$ 47,938
Work-in-Process	21,519	20,606
Finished Goods and Used Equipment	40,774	51,694
Total	$114,554	$120,238

Note 4. Property and Equipment

Property and equipment is stated at cost. Property and equipment is net of accumulated depreciation of $82,101,000 and $80,791,000 for March 31, 2003 and December 31, 2002, respectively.

Note 5. Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with SFAS No. 128. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
	2003	2002
Numerator:
Net income (loss)	$(1,830,000)	$4,635,000
Denominator:
Denominator for basic earnings per share	19,677,734	19,617,025
Effect of dilutive securities:
Employee stock options	0	237,405
Denominator for diluted earnings per share	19,677,734	19,854,430
Earnings (loss) per common share: Basic Diluted	$ (0.09) $ (0.09)	$ 0.24 $ 0.23

Notes to Unaudited Financial Statements - Continued

Note 6. Comprehensive Income

Total comprehensive income for the three-month period ended March 31, 2003 was a loss of $671,000 and comprehensive income for the three-month period ended March 31, 2002 was $4,844,000.

The components of comprehensive income or loss for the periods indicated are set forth below:

	(in thousands)
	Three months ended March 31,
	2003	2002
Net income (loss)	$(1,830)	$ 4,635
Net increase in accumulated fair value of derivative financial instruments	43	61
Increase (decrease) in foreign currency translation adjustments	1,116	148
Total comprehensive income (loss)	$ (671)	$ 4,844

Note 7. Contingent Matters

Certain customers have financed purchases of Astec products through arrangements in which the Company is contingently liable for customer debt of approximately $13,085,000 and for residual value guarantees aggregating approximately $1,305,000 at March 31, 2003 and contingently liable for customer debt of approximately $14,749,000 at December 31, 2002.

Management has reviewed all claims and lawsuits and, upon the advice of counsel, has made adequate provision for any estimable losses. However, the Company is unable to predict the ultimate outcome of the outstanding claims and lawsuits.

Note 8. Segment Information

	(in thousands)
	Three months ended
	March 31, 2003
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$44,322	$44,313	$20,456	$12,506	$531	$122,128
Intersegment revenues	2,120	3,268	441	-	1,191	7,020
Gross profit	6,576	9,544	4,291	(30)	226	20,607
Gross profit percent	14.8%	21.5%	21.0%	(0.2%)	42.6%	16.9%
Segment profit	$2,083	$1,773	$1,187	$(3,034)	$(3,817)	$(1,808)

	Three months ended
	March 31, 2002
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$50,114	$42,054	$17,657	$11,592	$1,025	$122,442
Intersegment revenues	4,376	4,440	(133)	-	939	9,622
Gross profit	9,414	10,403	4,942	2,811	306	27,876
Gross profit percent	18.8%	24.7%	28.0%	24.2%	29.8%	22.8%
Segment profit	$5,089	$2,644	$2,046	$768	$(5,547)	$5,000

Notes to Unaudited Financial Statements - Continued

Reconciliations of the reportable segment totals for profit or loss to the Company's consolidated totals are as follows:

	(In thousands)
	Three months ended March 31,
Profit:	2003	2002
Total profit for reportable segments	$2,009	$10,547
Other profit (loss)	(3,817)	(5,547)
Minority interest in earnings	(21)	(18)
Elimination of intersegment (profit) loss	(1)	(347)
Total consolidated net income (loss)	$(1,830)	$4,635

Note 9. Legal Matters

There have been no material developments in legal proceedings previously reported. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies" in Part I - Item 2 of this Report.

Note 10. Seasonality

Approximately 20% to 25% of the Company's business volume typically occur during the first three months of the year. During the usual seasonal trend, the first three quarters of the year are the Company's stronger quarters for business volume, with the fourth quarter normally being the weakest quarter.

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

During the three-month period ended March 31, 2003, there was no material ineffectiveness related to the Company's derivative holdings and there was no component of the derivative instruments' gains or losses excluded from the assessment of hedge effectiveness.

Note 12. Goodwill

Goodwill represents the excess of cost over the fair value of net identifiable assets acquired. Goodwill amounts were amortized using the straight-line method over 20 years through 2001. Effective January 1, 2002, goodwill is no longer being amortized in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets," but is tested for impairment at least annually. The Company measures goodwill impairment by comparing the carrying value of its operating units, including goodwill, with the fair value of the operating unit measured by determining the present value of future cash flows. Significant declines in estimated future cash flows could indicate potential impairment and trigger an impairment assessment. The

Notes to Unaudited Financial Statements - Continued

Company completed the required impairment tests of goodwill during the first quarter of 2003 and noted no impairment of goodwill. At March 31, 2003 and December 31, 2002, the Company had unamortized goodwill in the amount of $36,093,000. Accumulated goodwill amortization was approximately $7,258,000 at March 31, 2003 and December 31, 2002.

Note 13. Long-term Debt

On September 10, 2001, the Company and Astec Financial Services entered into a $125,000,000 revolving credit facility with a syndicate of banks that expires on September 10, 2004 and an $80,000,000 note purchase agreement for senior secured notes, placed with private institutions. The Company did not meet certain financial covenants under the revolving credit facility and note agreement for each of the four quarters during 2002. The Company obtained waivers and amendments for each of these violations which ultimately resulted in the Company granting a security interest in its inventory, machinery and equipment, and trade receivables to the banks and note holders, and reducing the maximum commitment available under the credit facility to $58,200,000. Approximately $21,300,000 of the revolving credit facility at December 31, 2002 was supporting outstanding letters of credit, primarily for industrial development revenue bonds. Advances to Astec Financial under the credit facility are limited to eligible receivables as defined in the agreement.

Amounts outstanding under the credit facility bear interest, at the Company's option, at a rate from prime to prime plus .875% or from 1.0% to 1.875% above the London Interbank Offering Rate. The interest rate applied to borrowings is based on a leverage ratio, calculated quarterly, as defined by the credit agreement. As a result of covenant violations during 2002, the Company pays interest rate surcharges from .375% to 1.375% above the rates in the credit agreement and senior secured note agreement. Both the credit agreement and the senior secured note agreement contain certain restrictive covenants relative to operating ratios and capital expenditures and also restrict the payment of dividends.

The Company was not in compliance with certain covenants of its revolving credit facility and the senior note agreement as of March 31, 2003. On March 31, 2003 the Company entered into an amendment to the credit facility and note purchase agreement, which waived the violations of the financial covenants as of March 31, 2003. The amendment increased the maximum commitment available under the amended credit facility to $60,700,000; amended the financial ratio covenants prospectively; added additional operating ratio covenants; requires the funding of a collateral account; restricts the aggregate amount of recourse obligations; prohibits the Company from making additional loans to its customers for the purchase of equipment or entering into equipment leases with its customers; and granted additional security interests in all of the Company's real and intellectual property and any other asset of the Company with a book value greater than $500,000. Under the terms of the note purchase agreement, if the Company repays the senior note before September 10, 2011, it will incur pre-payment fees. Management believes the Company will remain in compliance with the amended covenants under the credit facility and the senior secured notes throughout 2003.

Note 14. Stock-based Compensation

The following pro forma summary presents the Company's net income (loss) and per share earnings (loss) which would have been reported had the Company determined stock compensation cost using the fair value method of accounting set forth under SFAS 123. There is no stock-based employee compensation cost in net income (loss) as reported. The pro forma impact on net income (loss) shown below may not be representative of future effects.

	Three months ended March 31,
	2003	2002
Net income (loss), as reported	$(1,830,000)	$4,635,000
Stock compensation expense under SFAS 123, net of taxes	(14,000)	(471,000)
Adjusted net income (loss)	$(1,844,000)	$4,164,000

Basic earnings (loss) per share, as reported	$ (0.09)	$ 0.24
Stock compensation expense under SFAS 123, net of taxes	-	(0.02)
Adjusted basic earnings (loss) per share	$ (0.09)	$ 0.22

Diluted earnings (loss) per share, as reported	$ (0.09)	$ 0.23
Stock compensation expense under SFAS 123, net of taxes	-	(0.02)
Adjusted diluted earnings (loss) per share	$ (0.09)	$ 0.21

Note 15. Product Warranty Reserves

Changes in the Company's product warranty liability during the quarter ended March 31, 2003 are as follows:

Reserve balance at beginning of period	$3,646,000
Warranty liabilities accrued during the period	1,490,000
Warranty liabilities settled during the period	(1,421,000)
Reserve balance at the end of the period	$3,715,000

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

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

When used in this report, press releases and elsewhere by management or the Company from time to time, the words, "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve certain risks and uncertainties. Statements in this Form 10-Q that are forward looking include, without limitation, statements regarding the Company's expected increase in net income in the current year, the impact on domestic sales by the general economic slowdown and continued delays in capital expenditures, expected sales during 2003, the Company's expected effective tax rates for 2003, the Company's expected capital expenditures in 2003, the expected benefit of financing arrangements, and the ability of the Company to meet its working capital and capital expenditure requirements through March 31, 2004. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, which include the risk factors that are discussed from time to time herein and in the Company's reports filed with the SEC, most recently in the Company's Annual Report on Form 10-K for the period ended December 31, 2002. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. The Company undertakes no obligations to update the forward-looking statements.

Results of Operations

For the three months ended March 31, 2003, net sales decreased $314,000, or less than 1%, to $122,128,000 from $122,442,000 for the three months ended March 31, 2002. Sales are generated primarily from equipment purchases made by customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development. Although the sales volume for the first quarter of 2003 was basically flat compared to the same quarter of 2002, the product mix was much different during the current quarter compared to 2002. While Asphalt Group sales decreased approximately $5,800,000 for the first quarter of 2003 compared to the first quarter of 2002, net sales for the remaining operating segments increased over the prior year quarter. The change in product mix which helped offset the decrease in Asphalt Group sales for the first quarter of 2003 was due mainly to increased used equipment sales volume and sales from the Underground Group's Case small trencher product line of which initial shipments were made during the first quarter of 2003.

International sales for the first quarter of 2003 increased $4,873,000, or 26.0%, to $23,630,000, compared to $18,757,000 for the first quarter of 2002. For the three months ended March 31, 2003 and 2002, international sales accounted for approximately 19.3% and 15.3% of net sales, respectively. Sales in Europe and Africa account for the increase in international sales for the first quarter of 2003 compared to the same quarter of 2002. The Company is unable to determine whether or not the increase in international sales volume will be a trend or if the market as a whole experienced it. From discussions with many of the Company's customers, the Company expects continued slow sales volume through 2003.

Gross profit for the three months ended March 31, 2003 decreased $7,269,000, or 26.0%, to $20,607,000 from $27,876,000 for the three months ended March 31, 2002. For the first quarter of 2003, a significant portion of the decrease in gross margin resulted from under-utilization of production capacity by the Underground Group. The Underground Group is still implementing and developing the processes necessary for its production of the Case product line of small trenchers. Also related to under-utilization, the Underground Group did not begin production on the large models of Trencor trenchers in Loudon, Tennessee until mid-March. The gross margin for the first quarter of 2003 was also negatively affected by used equipment sales with little or no gross profit margin. During the first quarter of 2003 all operating segments continued to experience significant pricing pressure and limited market opportunities. The gross margin as a percentage of sales for the quarter ended March 31, 2003 decreased to 16.9% compared to 22.8% during the same prior year quarter.

Selling, general, administrative and engineering expenses for the three months ended March 31, 2003 were $21,410,000 or 17.5% of net sales, compared to $19,578,000 or 16.0% of net sales for the three months ended March 31, 2002, an increase of $1,832,000 or 9.4%. The increase in selling, general, administrative and engineering expenses for the first quarter of 2003, compared to the same period of 2002, related primarily to real estate title and recording fees and legal and consulting fees required by the current lenders. In addition, selling, general, administrative and engineering expense for the quarter ended March 31, 2003 included an increase of $300,000 of advertising costs related to amortization of direct response advertising.

Interest expense increased $118,000, or 5.3%, to $2,341,000 for the quarter ended March 31, 2003 from $2,223,000 for the quarter ended March 31, 2002. Interest expense as a percentage of net sales was approximately 1.9% and 1.8% for the quarters ended March 31, 2003 and 2002, respectively. The Company continues to incur interest rate surcharges under the current credit facilities for prior non-compliance with certain financial ratios, which were waived by amendments.

Other income, net of other expense, was $182,000 for the quarter ended March 31, 2003, compared to $675,000 for the quarter ended March 31, 2002, a decrease of $493,000. The decrease in other income, net of other expense, relates primarily to the absence of gain on the sale of lease portfolios by Astec Financial Services during the first quarter of 2003 compared to the first quarter of 2002. The Company exited the equipment-financing business effective December 31, 2002, and although currently in negotiations, has not yet sold its remaining portfolio of leases.

For the three months ended March 31, 2003, the Company recorded an income tax benefit of $1,153,000, compared to an income tax expense of $2,097,000 for the three months ended March 31, 2002. The consolidated effective tax rate includes foreign tax expense for South Africa at an effective tax rate of approximately 33%. The Company expects the effective tax rate for 2003 to be comparable to historical effective rates.

For the three months ended March 31, 2003 the Company had a net loss of $1,830,000 compared to net income of $4,635,000 for the three months ended March 31, 2002. Net loss per share for the three months ended March 31, 2003 was $.09 per share and earnings per share for the three months ended March 31, 2002 was $0.23 per diluted share, based on 19.7 million and 19.8 million weighted average shares outstanding, respectively.

Backlog of orders at March 31, 2003 was $53,289,000, compared to $74,684,000 at March 31, 2002, a decrease of $21,395,000 or 28.6%. The decrease in the backlog of orders at March 31, 2003 compared to March 31, 2002 relates primarily to decreased domestic backlog of approximately $13,600,000 for equipment of the Company's Aggregate and Mining Group. Compared to that of March 31, 2002, the backlog of orders as of March 31, 2003 decreased by $9,300,000 for the Asphalt Group, decreased by $6,000,000 for the Mobile Asphalt Paving Group and increased $2,100,000 for the Underground Group. The Company is unable to determine whether this backlog effect was experienced by the industry as a whole.

Liquidity and Capital Resources

Total short-term borrowings, including current maturities of long-term debt, were $1,489,000 at March 31, 2003, compared to $3,220,000 at December 31, 2002. A financing agreement for imported, purchased inventory items accounted for $167,000 and $886,000 of the short-term borrowings at March 31, 2003 and December 31, 2002, while outstanding Industrial Development Revenue Bonds accounted for $500,000 of the current maturities of long-term debt at March 31, 2003 and December 31, 2002. Net cash provided by operating activities for the three months ended March 31, 2003 was $1,612,000 compared to net cash used by operating activities of $15,477,000 for the three months ended March 31, 2002. The increase in cash provided by operating activities is primarily due to decreases in inventory and finance receivables during the first quarter of 2003, and compared to the same period of 2002, a smaller offsetting increase in trade receivables.

Long-term debt, less current maturities, decreased to $130,141,000 at March 31, 2003 from $130,645,000 at December 31, 2002. At March 31, 2003, $80,000,000 was outstanding under the Note Purchase Agreement, $31,902,000 was outstanding under the revolving credit facility and $19,200,000 was outstanding under the long-term principal portion of Industrial Revenue Bonds.

On September 10, 2001, the Company entered into an unsecured $125,000,000 revolving loan agreement with a syndicate of banks, which expires on September 10, 2004. At December 31, 2002, the Company was utilizing $31,902,000 of the amount available under the credit facility for borrowing and an additional $19,200,000 to support outstanding letters of credit (primarily for industrial revenue bonds). At the time of entering into the credit facility, Astec Industries, Inc. was able to borrow up to $105,000,000 while Astec Financial Services, Inc., the Company's captive finance company, was able to borrow up to $50,000,000, with the total borrowing by both companies limited to $125,000,000. Advances to Astec Financial Services, Inc. under this line of credit were limited to "Eligible Receivables" of Astec Financial Services, Inc. as defined in the credit agreement that governs the credit facility.

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

At March 31, 2003, the Company was not in compliance with the leverage and fixed charge coverage ratios of the amended credit facility. On March 31, 2003, the Company entered into a fifth amendment to the credit facility, which waived the violations of financial ratios covenants for the quarter ended March 31, 2003; increased the maximum commitment available under the amended credit facility to $60,700,000, amended the two financial ratio covenants with which the Company was not in compliance as of December 31, 2002; added a minimum consolidated net revenue covenant on a rolling four-month basis; added a minimum earnings before interest expense, income tax expense, depreciation, and amortization covenant on a rolling four-month basis; requires the funding of a $23,720,00 collateral account by May 31, 2003 with the amount of the collateral account increasing each month until its reaches $52,230,000 by December 31, 2003; restricts the aggregate amount of recourse obligations to $13,500,000; limits fixed asset expenditures; prohibits the Company from making loans to its customers for the purchase of equipment or entering into to equipment leases with its customers; and granted additional security interests in all of the Company's real and intellectual property and any other asset of the Company with a book value greater than $500,000.

The Company intends to enter into a new credit facility in order to refinance the obligations under the existing credit agreement and the senior note and is currently in active negotiations with potential lenders regarding such a facility.

In the event the Company does not enter into a new credit facility, management believes the Company will remain in compliance with the amended covenants during 2003, however, no assurances can be provided that financial ratio covenant violations of the amended credit agreement will not occur in the future or, if such violations occur, that the members of the Company's banking syndicate will not elect to pursue their contractual remedies under the amended credit agreement, including requiring the immediate repayment in full of all amounts outstanding. There can also be no assurance that the Company can secure adequate or timely replacement financing to repay its banking syndicate in the event of an unanticipated repayment demand.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., has available a credit facility of approximately $1,750,000 to finance short-term working capital needs and an additional $1,750,000 available to cover the short-term establishment of letter of credit performance guarantees. As of March 31, 2003, Osborn Engineered Products had no outstanding cash balance due under the credit facility, but had approximately $864,000 in performance and retention bonds guaranteed under the facility.

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

At March 31, 2003, the Company was not in compliance with the consolidated total debt coverage covenant and the fixed charge coverage covenant of the note purchase agreements. On March 31, 2003, the Company entered into a fifth amendment to the note purchase agreement, which waived the violations of financial ratios covenants for the quarter ended December 31, 2002; amended the two financial ratio covenants with which the Company was not in compliance as of December 31, 2002; added a minimum consolidated net revenue covenant on a rolling four-month basis; added a minimum earnings before interest expense, income tax expense, depreciation, and amortization covenant on a rolling four-month basis; requires the funding of a $23,720,00 collateral account by May 31, 2003 with the amount of the collateral account increasing each month until its reaches $52,230,000 by December 31, 2003; restricts the aggregate amount of recourse obligations to $13,500,000; limits fixed asset expenditures; prohibits the Company from making loans to its customers for the purchase of equipment or entering into to equipment leases with its customers; and granted additional security interests in all of the Company's real and intellectual property and any other asset of the Company with a book value greater than $500,000.

The Company intends to enter into a new credit facility in order to refinance the obligations under the senior secured note and the existing credit agreement and is currently in active negotiations with potential lenders regarding such a facility. If the Company repays the senior secured note before September 10, 2011, it will incur additional pre-payment fees.

In the event the Company does not enter into a new credit facility, management believes the Company will remain in compliance with the amended covenants during 2003, however, no assurances can be provided that financial ratio covenant violations of the note purchase agreement will not occur in the future or, if such violations occur, that the note holders will not elect to pursue their contractual remedies under the note purchase agreement, including requiring the immediate repayment in full of all amounts outstanding. There can also be no assurance that the Company can secure adequate or timely replacement financing to repay its note holders in the event of an unanticipated repayment demand.

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

The Company believes that its current working capital, cash flows generated from future operations and available capacity remaining under its credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements through March 31, 2004.

Capital expenditures in 2003 are expected to total approximately $5,118,000. The Company expects to finance these expenditures using internally generated funds and amounts available from its credit facilities. Net cash provided by investing activities for the three months ended March 31, 2003 was approximately $14,508,000, compared to net cash used totaling $2,249,000 for the three months ended March 31, 2002. Capital expenditures for the three months ended March 31, 2003 were $1,740,000, compared to $2,617,000 for the three months ended March 31, 2002. Proceeds from the repayment of leases and loans was approximately $16,203,000 for the three months ended March 31, 2003, compared to proceeds from the sale and repayment of lease portfolios of $3,874,000 for the three months ended March 31, 2002. The increase in proceeds from the repayment of leases resulted from the Company's efforts to liquidate its holdings of lease portfolios following the December 2002 decision to exit the equipment financing business. Since the closing of the Company's captive finance company effective December 31, 2003, it has not entered into new leasing arrangements. Expenditures for equipment on operating lease were approximately $3,874,000 for the three months ended March 31, 2003.

The following table discloses aggregate information about the Company's contractual obligations and the periods in which payments are due as of March 31, 2003:

(in thousands)	Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 year	2-3 Years	4-5 Years	After 5 Years
Long-term debt
Credit facility	$31,902		$31,902
Senior Secured Notes	80,000		10,714	$21,428	47,858
Industrial Dev. Revenue Bonds	18,700	$ 500	1,000		17,200
Other Notes Payable	1,028	989	18	21
Operating leases	5,859	2,403	2,665	572	219
Total contractual cash obligations	$137,489	$3,892	$46,299	$22,021	$65,277

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

Certain customers have financed purchases of the Company's products through arrangements in which the Company is contingently liable for customer debt of approximately $13,085,000 and for residual value guarantees of approximately $1,305,000 at March 31, 2003. These obligations range from 36 to 48 months in duration.

In addition, the Company is contingently liable under letters of credit of approximately $22,091,000 primarily related to Industrial Revenue Bonds.

Risk Factors

A decrease or delay in government funding of highway construction and maintenance may cause our revenues and profits to decrease.

Many of our customers depend substantially on government funding of highway construction and maintenance and other infrastructure projects. Any decrease or delay in government funding of highway construction and maintenance and other infrastructure projects could cause our revenues and profits to decrease. Federal government funding of infrastructure projects is usually accomplished through bills, which establish funding over a multi-year period. The most recent spending bill was signed into law in June of 1998 and covers federal spending through September 30, 2003. On April 11, 2003, the House and Senate approved a non-binding budget resolution that assumes a minimum highway funding level of $218 billion for fiscal years 2004 through 2009, which would increase current funding levels. Nevertheless, this legislation may be revised in future congressional sessions and federal funding of infrastructure may be decreased in the future, especially in the event of an economic recession. In addition, Congress could pass legislation in future sessions, which would allow for the diversion of highway funds for other national purposes or could restrict funding of infrastructure projects unless states comply with certain federal policies.

An increase in the price of oil or decrease in the availability of oil could reduce demand for our products.

A significant portion of our revenues relates to the sale of equipment that produces asphalt mix. A major component of asphalt is oil, and asphalt prices correlate with the price and availability of oil. A rise in the price of oil or a material decrease in the availability of oil would increase the cost of producing asphalt, which would likely decrease demand for asphalt, resulting in decreased demand for our products. This would likely cause our revenues and profits to decrease. In fact, rising gasoline, diesel fuel and liquid asphalt prices significantly increased the operating and raw material costs of our contractor and aggregate producer customers, reducing their profits and causing delays in some of their capital equipment purchases. These delays, along with the slowdown in the U.S. economy, decreased demand for several key categories of products in 2002 and could continue to affect operations during 2003.

Downturns in the general economy or the commercial construction industry may adversely affect our revenues and operating results.

General economic downturns, including downturns in the commercial construction industry, could result in a material decrease in our revenues and operating results. In fact, we believe that the economic downturn and political uncertainty during 2002 negatively affected our expected revenue growth, which has increased the competitive pricing pressure in the market. Demand for many of our products, especially in the commercial construction industry, is cyclical. Sales of our products are sensitive to the states of the U.S., foreign and regional economies in general, and in particular, changes in commercial construction spending and government infrastructure spending. In addition, many of our costs are fixed and cannot be quickly reduced in response to decreased demand. We could face a downturn in the commercial construction industry based upon a number of factors, including:

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

As of March 31, 2003, the Company was not in compliance with certain financial ratio covenants contained in the credit agreement dated as of September 10, 2001, as amended, and in the note purchase agreements dated as of September 10, 2001, as amended. The Company's banking syndicate waived the covenant violations in the amended credit agreement through an amendment effective March 31, 2003 and the Company's note holders waived covenant violations in the amended note purchase agreements through an amendment effective March 31, 2003. No assurances can be provided that financial ratio covenant violations or other violations of the credit facility or note purchase agreement will not occur in the future, or if such violations occur, that the banks and/or note holders, as the case may be, will not elect to pursue their contractual remedies under the credit facility or note purchase agreement, including requiring the immediate repayment in full of all amounts outstanding. There can also be no assurance that the Company can secure adequate or timely replacement financing to repay its banks or note holders in the event of an unanticipated repayment demand.

Acquisitions that we have made in the past and future acquisitions involve risks that could adversely affect our future financial results.

We have completed numerous acquisitions since 1994 and may acquire additional businesses in the future. We may be unable to achieve the benefits expected to be realized from our acquisitions. In addition, we may incur additional costs and our management's attention may be diverted because of unforeseen expenses, difficulties, complications, delays and other risks inherent in acquiring businesses, including the following:

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

During 2002, the Company experienced negative margins on certain large, specialized aggregate systems projects. These large contracts included both existing and innovative equipment designs, on-site construction and minimum production levels. Since it can be difficult to achieve the expected production results during the project design phase, field testing and redesign may be required during project installation, resulting in added cost. In addition, due to any number of unforeseen circumstances, which can include adverse weather conditions, projects can incur extended construction and testing delays, which can cause significant cost overruns. We may not be able to sufficiently predict the extent of such unforeseen cost overruns and may experience significant losses on specialized projects.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the legal proceedings previously reported by the registrant since the filing of its Annual Report on Form 10-K for the year ended December 31, 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies" in Part I - Item 2 of this Report.

Item 3. Defaults Upon Senior Securities

As of March 31, 2003, the Company was in default in the performance of the leverage and fixed charge coverage ratio covenants in its secured credit facility and received a waiver for such breaches on March 31, 2003. As of March 31, 2003, the Company was also in default in the performance the leverage and fixed charge coverage ratio covenants in its senior secured notes and received a waiver for such breaches on March 31, 2003.

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

10.43

Third Amendment Agreement, dated August 14, 2002, to Note Purchase Agreements dated September 10, 2001 and 7.56% Secured Notes due September 10, 2011, between the Company and Astec Financial Services, Inc. and Names Private Institutional Investors (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-14714).

10.44

Amendment No. 3 to Credit Agreement and Waiver dated August 7, 2002 by and among Astec Industries, Inc. and Astec Financial Services, Inc. and together with Bank One, NA, individually and as agent, and the other financial institutions (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-14714).

10.45

Forbearance Agreement dated October 24, 2002 by and among Astec Industries, Inc. and Astec Financial Services, Inc. and Bank One, NA, individually and as Agent and the other financial institutions (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-14714).

10.46

Amendment No. 4 to Credit Agreement and Waiver dated November 14, 2002, by and among Astec Industries, Inc. and Astec Financial Services, Inc. and together with Bank One, NA, individually and as agent, and for other financial institutions (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-14714).

10.47

Fourth Amendment Agreement, dated November 14, 2002, to Note Purchase Agreements dated September 10, 2001 and 7.56% Secured Notes due September 10, 2011, between the Company and Astec Financial Services, Inc. and Names Private Institutional Investors (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-14714).

10.48

Amendment Agreement, effective March 31, 2003, to Note Purchase Agreements, dated September 10, 2001, between the Company and Astec Financial Services, Inc. and Named Private Institutional Investors (incorporated by reference to the Company's Annual Report of Form 10-K for the year ended December 31, 2002, File No. 0-14714).

10.49

Amendment, effective March 31, 2003, to Credit Agreement, dated September 10, 2001, between the Company and Astec Financial Services, Inc., as Borrowers and the Named Lenders with General Electric Capital Corporation, as Agent (incorporated by reference to the Company's Annual Report of Form 10-K for the year ended December 31, 2002, File No. 0-14714).

99.1	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
99.2	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
(b)	Reports on Form 8-K:
No reports on Form 8-K were filed during the quarter ended March 31, 2003.
______________________
The Exhibits are numbered in accordance with Item 601 of Regulation S-K. Inapplicable Exhibits are not included in the list.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTEC INDUSTRIES, INC.

(Registrant)

Date 5/13/2003	/s/ J. Don Brock
J. Don Brock
Chairman of the Board and President

Date 5/13/2003	/s/ F. McKamy Hall
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

Date 5/13/2003	/s/ J. Don Brock
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

Date 5/13/2003	/s/ F. McKamy Hall
F. McKamy Hall
Vice President, Chief Financial Officer and Treasurer