Form 10-Q
period 2003-06-30
ASTEC INDUSTRIES INC
filed 2003-08-14
CIK 792987

SECURITIES & EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2003.
OR
☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Transition period from _______________ to _______________.

Commission File Number 0-14714

Astec Industries, Inc.
(Exact Name of Registrant as Specified in its Charter)

Tennessee	62-0873631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1725 Shepherd Road, Chattanooga, Tennessee	37421
(Address of Principal Executive Offices)	(Zip Code)

(423) 899-5898
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

YES ☒	NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☒	NO ☐
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Class	Outstanding at August 4, 2003
Common Stock, par value $0.20	19,699,092

ASTEC INDUSTRIES, INC.
INDEX
Page Number
PART I - Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	1
Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2003 and 2002	2
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002	3
Notes to Unaudited Consolidated Financial Statements	4
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures about Market Risk	17
Item 4. Controls and Procedures	17
PART II - Other Information
Item 1. Legal Proceedings	18
Item 4. Submission of Matters to a Vote of Security Holders	18
Item 6. Exhibits and Reports on Form 8-K	18

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Astec Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)
Account Description	June 30, 2003 (Unaudited)	December 31, 2002 (Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$ 11,280	$ 30,341
Trade receivables, net	55,180	48,965
Other receivables	2,429	27,484
Inventories	113,740	120,238
Prepaid expenses and other	23,204	22,847
Total current assets	205,833	249,875
Property and equipment - net	115,357	125,799
Goodwill	36,909	36,093
Other assets	5,431	4,736
Total assets	$ 363,530	$ 416,503
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes payable and current maturities of long-term debt	$ 9,555	$ 3,220
Accounts payable - trade	34,158	33,680
Accrued product warranty	3,739	3,646
Other accrued liabilities	34,929	36,105
Total current liabilities	82,381	76,651
Long-term debt, less current maturities	78,155	130,645
Other non-current liabilities	10,638	15,315
Minority interest in consolidated subsidiary	451	460
Total shareholders' equity	191,905	193,432
Total liabilities and shareholders' equity	$ 363,530	$ 416,503

Astec Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net sales	$109,840	$126,669	$231,968	$249,111
Cost of sales	89,912	100,044	191,433	194,610
Gross profit	19,928	26,625	40,535	54,501
Selling, general, administrative and engineering expenses	18,488	20,358	39,898	39,936
Income from operations	1,440	6,267	637	14,565
Interest expense	2,097	2,939	4,438	5,162
Other income, net of expense	905	453	1,087	1,128
Senior note termination expense	(3,837)	-	(3,837)	-
Income (loss) before income taxes	(3,589)	3,781	(6,551)	10,531
Income taxes	(1,387)	1,354	(2,540)	3,451
Minority interest in earnings	10	20	31	38
Net income (loss)	$ (2,212)	$ 2,407	$ (4,042)	$ 7,042

Earnings (loss) per common share
Basic	$ (0.11)	$ 0.12	$ (0.21)	$ 0.36
Diluted	$ (0.11)	$ 0.12	$ (0.21)	$ 0.35
Weighted average common shares outstanding
Basic	19,686,539	19,660,976	19,682,161	19,639,122
Diluted	19,686,539	20,134,075	19,682,161	19,994,374

Astec Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Six Months ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$ (4,042)	$ 7,042
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,232	6,507
Provision for doubtful accounts	120	211
Provision for inventory reserve	1,490	1,709
Provision for warranty reserve	2,016	2,626
Gain on sale and disposition of fixed assets	(968)	(271)
Gain on sale of lease portfolio	-	(279)
Minority interest in earnings of subsidiary	(10)	9
(Increase) decrease in:
Trade receivables	(4,882)	(9,691)
Finance receivables	-	(7,259)
Inventories	5,007	2,403
Prepaid expenses and other	(1,208)	4,846
Other non-current assets	(2,108)	661
Increase (decrease) in:
Accounts payable	479	10,353
Accrued product warranty	(1,923)	(1,829)
Other accrued liabilities	(3,921)	8,848
Income taxes payable	828	(900)
Other operating charges	206	949
Net cash provided by (used in) operating activities	(1,684)	25,935
Cash flows from investing activities:
Proceeds from sale of property and equipment	7,908	826
Proceeds from sale and repayment of lease portfolio	23,157	7,701
Expenditures for property and equipment	(2,688)	(3,908)
Expenditures for equipment on operating lease	-	(14,092)
Net cash provided (used) by investing activities	28,377	(9,473)
Cash flows from financing activities:
Net repayments under revolving credit agreement	(83,154)	(14,913)
Net proceeds (repayments) under loan and note agreements	37,000	(356)
Proceeds from issuance of common stock	99	444
Net cash used by financing activities	(46,055)	(14,825)
Effect of exchange rate changes on cash	301	188
Net increase (decrease) in cash and cash equivalents	(19,061)	1,825
Cash and cash equivalents at beginning of period	30,341	5,003
Cash and cash equivalents at end of period	$11,280	$ 6,828

ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

Note 2. Receivables

Receivables are net of allowance for doubtful accounts of $2,708,000 and $2,775,000 for June 30, 2003 and December 31, 2002, respectively.

Note 3. Inventories

Inventories are stated at the lower of first-in, first-out cost or market and consist of the following:

(in thousands)

	June 30, 2003	December 31, 2002
Raw Materials	$48,792	$ 47,938
Work-in-Process	18,428	20,606
Finished Goods and Used Equipment	46,520	51,694
Total	$113,740	$120,238

Note 4. Property and Equipment

Property and equipment is stated at cost. Property and equipment is net of accumulated depreciation of $85,470,000 and $80,791,000 as of June 30, 2003 and December 31, 2002, respectively.

Note 5. Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with SFAS No. 128. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities.

Notes to Unaudited Financial Statements - Continued

The following table sets forth the computation of basic and diluted earnings (loss) per share:
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Numerator:
Net income (loss)	$ (2,212,000)	$2,407,000	$ (4,042,000)	$7,042,000
Denominator:
Denominator for basic earnings per share	19,686,539	19,660,976	19,682,161	19,639,122

Effect of dilutive securities: Employee stock options	-	473,099	-	355,252
Denominator for diluted earnings per share	19,686,539	20,134,075	19,682,161	19,994,374
Earnings per common share: Basic	$ (0.11)	$ 0.12	$ (0.21)	$ 0.36
Diluted	$ (0.11)	$ 0.12	$ (0.21)	$ 0.35

Note 6. Comprehensive Income

Total comprehensive income for the three and six-month periods ended June 30, 2003 was a loss of $873,000 and $1,544,000, respectively. Comprehensive income for the three and six-month periods ended June 30, 2002 was $3,147,000 and $7,991,000 respectively.

The components of comprehensive income or loss for the periods indicated are set forth below:
	(in thousands)
	Three months ended June 30		Six months ended June 30
	2003	2002	2003	2002
Net income (loss)	$ (2,212)	$2,407	$ (4,042)	$7,042
Net decrease in accumulated fair value of derivative financial instruments	(49)	(158)	(76)	(59)
Increase in foreign currency translation	1,388	898	2,574	1,008
Total comprehensive income (loss)	$ (873)	$3,147	$ (1,544)	$ 7,991

Note 7. Contingent Matters

Certain customers have financed purchases of Astec products through arrangements in which the Company is contingently liable for customer debt of approximately $21,714,000 and for residual value guarantees aggregating approximately $1,305,000 at June 30, 2003 and contingently liable for customer debt of approximately $14,749,000 at December 31, 2002. The General Electric Capital Corporation credit facility dated May 14, 2003 limits contingent liabilities or guaranteed indebtedness created after May 14, 2003 to an aggregate total of $5,000,000 at any time, or to $2,000,000 for any one customer. As of June 30, 2003, no new guaranteed indebtedness was created since May 14, 2003.

Management has reviewed all claims and lawsuits and, upon the advice of counsel, has made adequate provision for any estimable losses. However, the Company is unable to predict the ultimate outcome of the outstanding claims and lawsuits.

Notes to Unaudited Financial Statements - Continued

Note 8. Segment Information

	(in thousands)
	Three months ended June 30, 2003
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$30,733	$46,133	$20,803	$11,933	$238	$109,840
Intersegment revenues	2,467	2,891	(356)	1,519	275	6,796
Gross profit	3,544	10,166	4,418	1,792	8	19,928
Gross profit percent	11.5%	22.0%	21.2%	15.0%	3.4%	18.1%
Segment profit (loss)	$(511)	$2,029	$946	$(1,115)	$(4,053)	$(2,704)

	(in thousands)
	Six months ended June 30, 2003
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$75,055	$90,446	$41,259	$24,439	$769	$231,968
Intersegment revenues	4,588	6,159	85	1,519	1,465	13,816
Gross profit	10,120	19,710	8,709	1,762	234	40,535
Gross profit percent	13.5%	21.8%	21.1%	7.2%	30.4%	17.5%
Segment profit (loss)	$1,573	$3,802	$2,134	$(4,149)	$(7,872)	$(4,512)

	(in thousands)
	Three months ended June 30, 2002
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$44,654	$54,539	$16,204	$10,443	$829	$126,669
Intersegment revenues	4,777	4,594	7,719	254	1,237	18,581
Gross profit	6,710	12,694	5,561	1,512	148	26,625
Gross profit percent	15.0%	23.3%	34.3%	14.5%	17.9%	21.0%
Segment profit (loss)	$2,426	$3,600	$2,220	$(1,037)	$(3,940)	$3,269

	(in thousands)
	Six months ended June 30, 2002
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$94,768	$96,593	$33,861	$22,035	$1,854	$249,111
Intersegment revenues	9,153	9,034	7,586	254	2,176	28,203
Gross profit	16,124	23,097	10,503	4,323	454	54,501
Gross profit percent	17.0%	23.9%	31.0%	19.6%	24.5%	21.9%
Segment profit (loss)	$7,515	$6,244	$4,266	$(269)	$(9,487)	$8,269

Notes to Unaudited Financial Statements - Continued

Reconciliations of the reportable segment totals for profit or loss to the Company's consolidated totals are as follows:
	(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Profit:
Total profit for reportable segments	$1,349	$ 7,209	$3,360	$ 17,756
Other profit (loss)	(4,053)	(3,940)	(7,872)	(9,487)
Minority interest in earnings	(10)	(20)	(31)	(38)
Recapture (elimination) of intersegment profit	502	(842)	501	(1,189)
Total consolidated net income (loss)	$(2,212)	$ 2,407	$(4,042)	$ 7,042

Note 9. Legal Matters

There have been no material developments in legal proceedings previously reported. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies" in Part I - Item 2 of this Report.

Note 10. Seasonality

Approximately 50% to 60% of the Company's business volume typically occur during the first six months of the year. During the usual seasonal trend, the first three quarters of the year are the Company's stronger quarters for business volume, with the fourth quarter normally being the weakest quarter.

Note 11. Financial Instruments

Effective January 1, 2001, the Company adopted SFAS No. 133, which requires the Company to recognize derivative instruments on the balance sheet at fair value. The statement also establishes new accounting rules for hedging instruments, which depend on the nature of the hedge relationship. Until its termination on May 13, 2003, the Company had a cash flow hedge, which required that the effective portion of the change in the fair value of the derivative instrument be recognized in Other Comprehensive Income (OCI), a component of Shareholders' Equity, and reclassified into earnings in the same period, or periods during which the hedged transaction affected earnings. The ineffective portion of the hedge, if any, was recognized in current operating earnings during the period of change in fair value.

The Company's former captive finance subsidiary, Astec Financial Services, Inc. ("AFS"), entered into an interest rate swap agreement on April 6, 2000, to fix interest rates on variable rate debt. The swap agreement, originally effective for five years with a notional amount of $7,500,000, was terminated on May 13, 2003, requiring a cash payment of $881,500. The objective of the hedge was to offset the variability of cash flows relating to the interest payments on the variable rate debt outstanding under the Company's revolving credit facility. The sole source of the variability in the hedged cash flows resulted from changes in the benchmark market interest rate, which was three-month London Interbank Offered Rate.

Under guidance of SFAS 133 amended by SFAS 138 for termination of a cash flow hedge, net derivative gain or loss related to a discontinued cash flow hedge, are to be accounted for prospectively. The Company continues to pay variable rate interest under its new debt agreement and ceased to record the fair value of the hedge in OCI, fixing the amount of OCI at the date of termination. The fixed amount in OCI at the swap termination date will be amortized into earnings through interest expense over the remaining life of the original hedge, provided the variable-rate interest obligations continue to exist. From the termination date of the swap agreement through June 30, 2003, the Company had OCI amortized through interest expense of approximately $57,000. Monthly amortization of OCI through interest expense is expected to approximate $38,000 through April 2005.

Note 12. Goodwill

Goodwill represents the excess of cost over the fair value of net identifiable assets acquired. Goodwill amounts were amortized using the straight-line method over 20 years through 2001. Effective January 1, 2002, in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets," goodwill is no longer being amortized, but is tested for impairment at least annually. The Company measures goodwill impairment by comparing the carrying value of its operating units, including goodwill, with the fair value of the operating unit measured by determining the present value of future cash flows. Significant declines in estimated future cash flows could indicate potential impairment and trigger an impairment assessment. The Company completed the required impairment tests of goodwill during the first quarter of 2003 and noted no impairment of goodwill. At June 30, 2003 and December 31, 2002, the Company had unamortized goodwill in the amount of $36,909,000 and $36,093,000, respectively. Accumulated goodwill amortization was approximately $7,371,000 at June 30, 2003 and approximately $7,258,000 at December 31, 2002. The change in goodwill and accumulated amortization since December 31, 2002 relates to changes in foreign currency exchange rates since December 31, 2002 used to convert the foreign currency balance sheets to the reporting currency at the balance sheet date.

Note 13. Long-term Debt

On September 10, 2001, the Company and Astec Financial Services entered into a revolving credit facility with a syndicate of banks that was scheduled to expire on September 10, 2004 and an $80,000,000 note purchase agreement for senior secured notes, placed with private institutions. On May 14, 2003 the Company paid off the revolving credit facility and senior note agreement with proceeds from a new credit facility of up to $150,000,000 through General Electric Capital Corporation ("GECC") secured by the Company's assets. As reported on Form 8-K on May 19, 2003, related to the early payment of the senior note obligation, the Company issued to the former senior note holders subordinated convertible notes in the aggregate principal amount of $10,000,000 to satisfy "make-whole" obligations under the senior notes by reason of the prepayment. The subordinated convertible notes included an option whereby the Company could redeem the notes at a discount pursuant to an agreed upon schedule as set forth in the subordinated convertible notes. As of June 30, 2003 the Company expected to exercise the redemption option according to the discount schedule pursuant to the subordinated convertible notes and adjusted the related obligation and "make-whole" or termination expense to $3,837,000. On July 15, 2003, in accordance with the discount schedule, the Company exercised its right to redeem the subordinated convertible notes for $4,154,000, which included accrued interest through that date. As a result of this redemption, the Company has satisfied all of its obligations related to the early payoff and the "make-whole" provision of the senior note agreement.

As part of the GECC agreement, the Company entered into a term loan in the amount of $37,500,000 with an interest rate currently at one-percent above the Wall Street Journal prime rate. At a later date, the Company may elect an interest rate of three-percent above the London Interbank Offered Rate. The term loan requires quarterly principal payments of $1,339,286 on the first day of each quarter beginning July 1, 2003, with the final installment of the principal balance due on May 14, 2007.

The credit agreement also includes a revolving credit facility of up to $112,500,000, of which available credit under the facility is based on a percentage of the Company's eligible accounts receivable and inventories. Availability under the revolving facility is adjusted monthly and interest currently is paid in arrears at a rate of one-percent above Wall Street Journal prime. At a later date, the Company may elect an interest rate of three-percent above the London Interbank Offered Rate. The credit facility contains certain restrictive financial covenants relative to operating ratios and capital expenditures. The Company was in compliance with the financial covenants of the agreement as of June 30, 2003.

Note 14. Stock-based Compensation

The following summary presents the Company's net income (loss) and per share earnings (loss) that would have been reported had the Company determined stock compensation cost using the fair value method of accounting set forth under SFAS 123. There is no stock-based employee compensation cost in net income (loss) as reported. The pro forma impact on net income (loss) shown below may not be representative of future effects.
	(in thousands, except per share amounts)
	Three months ended June 30		Six months ended June 30
	2003	2002	2003	2002
Net income (loss), as reported	$(2,212)	$2,407	$(4,042)	$7,042
Stock compensation expense under SFAS 123, net of taxes	(9)	(471)	(24)	(942)
Adjusted net income (loss)	$(2,221)	$1,936	$(4,066)	$6,100

Basic earnings (loss) per share, as reported	$(0.11)	$0.12	$(0.21)	$0.36
Stock compensation expense under SFAS 123, net of taxes	-	(0.02)	-	(0.05)
Adjusted basic earnings (loss) per share	$(0.11)	$0.10	$(0.21)	$0.31

Diluted earnings (loss) per share, as reported	$(0.11)	$0.12	$(0.21)	$0.35
Stock compensation expense under SFAS 123, net of taxes	-	(0.02)	-	(0.05)
Adjusted diluted earnings (loss) per share	$(0.11)	$0.10	$(0.21)	$0.31

Note 15. Product Warranty Reserves

Changes in the Company's product warranty liability for the six months ended June 30, 2003 are as follows:
(in thousands)
Reserve balance at beginning of period	$3,715
Warranty liabilities accrued during the period	2,016
Warranty liabilities settled during the period	(1,992)
Reserve balance at the end of the period	$3,739

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

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

When used in this report, press releases and elsewhere by management or the Company from time to time, the words, "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve certain risks and uncertainties. Statements in this Form 10-Q that are forward looking include, without limitation, statements regarding the Company's expected increase in net income in the current year, the impact on domestic sales by the general economic slowdown and continued delays in capital expenditures, expected sales during 2003, the Company's expected effective tax rates for 2003, the Company's expected capital expenditures in 2003, the expected benefit of financing arrangements, and the ability of the Company to meet its working capital and capital expenditure requirements through June 30, 2004. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, which include the risk factors that are discussed from time to time herein and in the Company's reports filed with the SEC, most recently in the Company's Annual Report on Form 10-K for the period ended December 31, 2002. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. The Company undertakes no obligations to update the forward-looking statements.

Results of Operations

For the three months ended June 30, 2003, net sales decreased $16,829,000, or 13%, to $109,840,000 from $126,669,000 for the three months ended June 30, 2002. Sales are generated primarily from new equipment purchases made by customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development. Asphalt Group sales decreased approximately $13,921,000 and Aggregate and Mining Group sales decreased approximately $8,406,000 for the second quarter of 2003 compared to the second quarter of 2002. Net sales for the Mobile Asphalt Group and the Underground Group increased $4,599,000 and $1,490,000, respectively, for the current quarter compared to the same prior year quarter.

For the six months ended June 30, 2003, net sales decreased $17,143,000, or 6.9%, to $231,968,000 from $249,111,000 for the six months ended June 30, 2002. Net sales for the Asphalt Group and the Aggregate and Mining Group decreased $19,713,000 and $6,147,000, respectively, for the six months ended June 30, 2003 compared to the same period of 2002. Net sales for the Mobile Asphalt Paving Group and the Underground Group increased $7,398,000 and $2,404,000, respectively, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

For the quarter and the six months ended June 30 2003, compared to the same periods of 2002, the decrease in the Asphalt Group sales related primarily to decreased domestic market demand and related pricing pressure in the market. For the same periods of 2003 compared to 2002, the increase in Underground Group sales related primarily to sales from the new Case trencher line manufactured at the Loudon, Tennessee facility. The Case product line, acquired by the Company late in 2002, began being produced and marketed during 2003. The Aggregate and Mining Group had fewer aggregate "systems" projects during the quarter and the six months ended June 30, 2003 compared to 2002, resulting in decreased sales volume compared to the prior year. The increase in sales by the Mobile Asphalt Group for the quarter and the six-months ended June 30, 2003 compared to the same period of 2002 related primarily to increased equipment sales as opposed to operating lease arrangements through the Company's former captive finance company.

International sales for the second quarter of 2003 decreased $1,424,000, or 6.0%, to $22,141,000, compared to $23,565,000 for the second quarter of 2002. For the three months ended June 30, 2003 and 2002, international sales accounted for approximately 20.2% and 18.6% of net sales, respectively. Sales in Africa for the second quarter of 2003 increased approximately $2,000,000 over the same prior year period, but were offset by decreased sales in China, Japan and Central America during the same period.

International sales for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 increased $3,455,000, or 8.2% to $45,775,000. A total increase of approximately $10,000,000 of sales in Africa and Europe was partially offset by decreased sales to Central America, China, Japan and the West Indies. The Company is unable to determine whether or not the increase in international sales volume for the six months ended June 30, 2003 compared to the same period of 2002 will be a trend or if the market as a whole experienced it.

Gross profit for the three months ended June 30, 2003 decreased $6,697,000, or 25.2%, to $19,928,000 from $26,625,000 for the three months ended June 30, 2002. Gross profit as a percentage of sales for the three months ended June 30, 2003 and 2002 was 18.1% and 21.0%, respectively. For the three months ended June 30, 2003 as compared to the same period of 2002, gross profit was negatively impacted by reduced sales volume, under-utilization of manufacturing capacity, negative margins on used equipment sales, expenses associated with first-time production of a high capacity double-barrel drum mixer and overall competitive price pressure.

Gross profit for the six months ended June 30, 2003 decreased $13,966,000, or 25.6%, to $40,535,000 from $54,501,000 for the six months ended June 30, 2002. Gross profit as a percentage of sales for the six months ended June 30, 2003 and 2002 was 17.5% and 21.9%, respectively. The decrease in sales volume of the Asphalt Group and related market price pressures, and expenses related to the startup of the Loudon, Tennessee facility were the primary reasons for the decrease in gross margins for the six months ended June 30, 2003 compared to the same period of 2002. To a lesser extent the decrease in gross margin for the first half of 2003 compared to the first half of 2002, related to under-utilization of production capacity, losses on the sale of used equipment, cost related to first-time production of a high capacity double barrel drum mixer and overall competitive price pressure.

Selling, general, administrative and engineering expenses for the three months ended June 30, 2003 were $18,488,000 or 16.8% of net sales, compared to $20,358,000 or 16.1% of net sales for the three months ended June 30, 2002, a decrease of $1,870,000 or 9.2%. Selling, general, administrative and engineering expenses for the six months ended June 30, 2003 were $39,898,000 or 17.2% of net sales, compared to $39,936,000 or 16.0% of net sales for the same period of 2002. The decrease in selling, general, administrative and engineering expenses for the second quarter and the six months ended June 30, 2003, compared to the same period of 2002, related primarily to cost reduction efforts, which included headcount reductions and related expenses. The expense reductions realized during the second quarter were partially offset by legal and professional fees of approximately $369,000 incurred in negotiating with the prior lenders, primarily regarding the payoff of the senior notes and the related make-whole provision. In addition, for the six months ended June 30, 2003, compared to the six months ended June 30, 2002, savings resulting from the Company's various expense reduction efforts were partially offset by non-recurring expenses of approximately $2,153,000 related to refinancing the former lending arrangements. Non-recurring expenses included legal and professional fees related to negotiations as described above, financial consultants required under the former lending arrangement and real estate recording fees.

For the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002, interest expense decreased $842,000, or 28.6%, to $2,097,000 from $2,939,000. Interest expense as a percentage of net sales was 1.9% and 2.3% for the quarters ended June 30, 2003 and 2002, respectively. Interest expense for the six months ended June 30, 2003 compared to the same period of 2002, decreased to $4,438,000 from $5,162,000, or 14.0%. The decrease in interest expense for the three and six months ended June 30, 2003 compared to the same periods of 2002 related primarily to the decrease in outstanding debt. The decreased interest rate on outstanding debt under the current lending arrangement compared to the previous lending arrangement also contributed to the reduced interest expense for the three and six months ended June 30, 2003 compared to the same periods of 2002.

Other income, net of other expense, was $905,000 for the quarter ended June 30, 2003, compared to $453,000 for the quarter ended June 30, 2002, an increase of $452,000. For the three months ended June 30, 2003, compared to the three months ended June 30, 2002, the increase in other income, net of other expense, related primarily to the gain on the sale of fixed assets of approximately $946,000. The gain was partially offset by the decline of approximately $501,000 in gain on sale of lease portfolios during the current quarter compared to the same prior year quarter.

For the six months ended June 30, 2003, other income, net of other expense, decreased $41,000 to $1,087,000 from $1,128,000 for the six months ended June 30, 2002. The decrease related primarily to decreased gain on lease portfolio sales for 2003 compared to 2002, offset primarily by the gain on sale of fixed assets of approximately $968,000. The gain on the sale of fixed assets during the second quarter of 2003 was generated by the sale of the Company's large tractor-trailers used primarily for the delivery of its Asphalt Group equipment, to a local trucking company. In the future, the Company plans to contract to outside trucking companies substantially all of its equipment delivery.

As reported on Form 8-K on May 19, 2003, the Company issued to the former senior note holders subordinated convertible notes in the aggregate principal amount of $10,000,000 to satisfy "make-whole" obligations under the senior notes by reason of the prepayment. The subordinated convertible notes included an option whereby the Company could redeem the notes at a discount pursuant to an agreed upon schedule as set forth in the subordinated convertible notes. As of June 30, 2003 the Company expected to exercise the redemption option according to the discount schedule pursuant to the subordinated convertible notes and adjusted the related obligation and "make-whole" or termination expense to $3,837,000. On July 15, 2003, in accordance with the discount schedule, the Company exercised its right to redeem the subordinated convertible notes for $4,154,000, which included accrued interest through that date. As a result of this redemption, the Company has satisfied all of its obligations related to the early payoff and the "make-whole" provision of the senior note agreement.

For the three months ended June 30, 2003 the Company recorded an income tax benefit of $1,387,000, compared to income tax expense of $1,354,000 for the three months ended June 30, 2002. For the six months ended June 30, 2003 the Company recorded an income tax benefit of $2,540,000, compared to income tax expense of $3,451,000 for the three months ended June 30, 2002. The consolidated effective tax rate for the three and six months ended June 30, 2003 and 2002 includes foreign tax expense for South Africa at an effective tax rate of approximately 33%. The Company expects the effective tax rate for 2003 to be comparable to historical effective rates.

For the three months ended June 30, 2003 the Company had a net loss of $2,212,000 compared to net income of $2,407,000 for the three months ended June 30, 2002. For the six months ended June 30, 2003 the Company had a net loss of $4,042,000 compared to net income of $7,042,000 for the six months ended June 30, 2002. Net loss per share for the three months ended June 30, 2003 was $.11 per share and earnings per share for the three months ended June 30, 2002 was $0.12 per diluted share, based on 19,686,539 and 20,134,075 weighted average shares outstanding, respectively.

Backlog of orders at June 30, 2003 was $43,067,000, compared to $88,030,000 at June 30, 2002, a decrease of $44,963,000 or 51.1%. The decrease in the backlog of orders at June 30, 2003 compared to June 30, 2002 related primarily to domestic orders of approximately $32,620,000 for equipment of the Company's Aggregate and Mining Group. The decrease for this operating segment related to fewer aggregate systems jobs scheduled as of June 30, 2003 compared to June 30, 2002. Compared to that of June 30, 2002, the backlog of orders as of June 30, 2003 decreased by $14,169,000 for the Asphalt Group, increased by $2,236,000 for the Mobile Asphalt Paving Group and decreased $410,000 for the Underground Group. The Company is unable to determine whether the overall decrease in backlog was experienced by the industry as a whole.

Liquidity and Capital Resources

On May 14, 2003 the Company refinanced its revolving credit facility and senior note agreement with new credit facilities of up to $150,000,000 through GECC secured by the Company's assets. As part of refinancing agreement, the Company entered into a term loan in the amount of $37,500,000 with an interest rate currently at one- percent above the Wall Street Journal prime rate. At a later date, the Company may elect an interest rate of three-percent above the London Interbank Offered Rate. The term loan requires quarterly principal payments of $1,339,286 on the first day of each quarter beginning July 1, 2003, with the final installment of the principal balance due on May 14, 2007.

The credit agreement also includes a revolving credit facility of up to $112,500,000, of which available credit under the facility is based on a percentage of the Company's eligible accounts receivable and inventories. Availability under the revolving facility is adjusted monthly and interest currently is paid in arrears at a rate of one-percent above Wall Street Journal prime. At a later date, the Company may elect an interest rate of three-percent above the London Interbank Offered Rate. The credit facility contains certain restrictive financial covenants relative to operating ratios and capital expenditures. Principal covenants under the loan agreement include the maintenance of minimum levels of fixed charge coverage ratios and a 2003 limitation on capital expenditures of $6,250,000. The Company was in compliance with the financial covenants of the agreement as of June 30, 2003.

Total short-term borrowings, including current maturities of long-term debt, were $9,555,000 at June 30, 2003, compared to $3,220,000 at December 31, 2002. As of June 30, 2003, the current portion of long-term debt related primarily to the current portion of the GECC term loan totaling $5,357,000 and the debt and accrued interest related to the discounted subordinated convertible notes issued to the former senior note holders was $3,881,000.

As reported on Form 8-K on May 19, 2003, the Company issued to the former senior note holders subordinated convertible notes in the aggregate principal amount of $10,000,000 to satisfy "make-whole" obligations under the senior notes by reason of the prepayment. The subordinated convertible notes included an option whereby the Company could redeem the notes at a discount pursuant to an agreed upon schedule as set forth in the subordinated convertible notes. As of June 30, 2003 the Company expected to exercise the redemption option according to the discount schedule pursuant to the subordinated convertible notes and adjusted the related obligation and "make-whole" or termination expense to $3,837,000. On July 15, 2003, in accordance with the discount schedule, the Company exercised its right to redeem the subordinated convertible notes for $4,154,000, which included accrued interest through that date. As a result of this redemption, the Company has satisfied all of its obligations related to the early payoff and the "make-whole" provision of the senior note agreement.

At December 31, 2002, short-term borrowings consisted primarily of financed insurance premiums totaling $1,783,000, a financing agreement for imported, purchased inventory items of approximately $886,000 and the current portion of Industrial Development Revenue Bonds totaling $500,000. Net cash used by operating activities for the six months ended June 30, 2003 was $1,684,000 compared to net cash provided by operating activities of $25,935,000 for the six months ended June 30, 2002. The decrease in cash from operating activities is related primarily to the 2003 loss from operations and the increase of prepaid expenses and other assets during the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Also, the 2002 cash provided by operating activities included a $19,400,000 increase in accounts payable and other accrued liabilities.

Long-term debt, less current maturities, decreased to $78,155,000 at June 30, 2003 from $130,645,000 at December 31, 2002. At June 30, 2003, $32,143,000 was outstanding under the long-term principal portion of the GECC term loan, $27,782,000 was outstanding under the GECC revolving credit facility and $18,200,000 was outstanding under the long-term principal portion of Industrial Revenue Bonds. For the six months ended June 30, 2003 compared to the same period of 2002, net reduction of debt under revolving credit facilities and credit agreements was approximately $61,000,000.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., has available a credit facility of approximately $2,869,000 to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. As of June 30, 2003, Osborn Engineered Products had no outstanding cash balance due under the credit facility, but had approximately $1,011,000 in performance and retention bonds guaranteed under the facility. The facility is secured by a cession of the Company's accounts receivable, retention and cash. The available facility fluctuates monthly based upon 50% of the Company's accounts receivables and retention and cash balance at the end of the prior month.

The Company believes that its current working capital, cash flows generated from future operations and available capacity remaining under its credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements through June 30, 2004.

Capital expenditures in 2003 are expected to total approximately $3,766,000. The Company expects to finance these expenditures using internally generated funds and amounts available from its credit facilities. Net cash provided by investing activities for the six months ended June 30, 2003 was approximately $28,377,000, compared to net cash used by investing activities of $9,473,000 for the six months ended June 30, 2002. Capital expenditures for the six months ended June 30, 2003 were $2,688,000, compared to $3,908,000 for the six months ended June 30, 2002. Proceeds from the sale and repayment of lease portfolios and loans was approximately $23,157,000 for the six months ended June 30, 2003, compared to proceeds from the sale and repayment of lease portfolios of $7,701,000 for the six months ended June 30, 2002. Since the closing of the Company's captive finance company effective December 31, 2002, it has not entered into new leasing arrangements. Expenditures for equipment on operating lease were approximately $14,092,000 for the six months ended June 30, 2002.

The following table discloses aggregate information about the Company's contractual obligations and the periods in which payments are due as of June 30, 2003:
	Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 year	2-3 Years	4-5 Years	After 5 Years
			(in thousands)
Long-term debt
Term loan	$37,500	$5,357	$10,714	$10,714	$10,715
Revolving credit facility	27,782		27,782
Industrial Development Revenue Bonds	18,700	500	1,000		17,200
Other notes payable	3,728	3,698	14	16
Operating leases	4,797	2,345	2,382	70
Total contractual cash obligations	$92,507	$11,900	$41,892	$10,800	$27,915

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

Certain customers have financed purchases of the Company's products through arrangements in which the Company is contingently liable for customer debt of approximately $21,714,000 and for residual value guarantees of approximately $1,305,000 at June 30, 2003. These obligations range from 10 to 84 months in duration.

In addition, the Company is contingently liable under letters of credit of approximately $21,074,000 primarily related to Industrial Revenue Bonds.

Risk Factors

A decrease or delay in government funding of highway construction and maintenance may cause our revenues and profits to decrease.

Many of our customers depend substantially on government funding of highway construction and maintenance and other infrastructure projects. Any decrease or delay in government funding of highway construction and maintenance and other infrastructure projects could cause our revenues and profits to decrease. Federal government funding of infrastructure projects is usually accomplished through bills, which establish funding over a multi-year period. On July 24, 2003, the House Appropriations Committee approved the fiscal year 2004 Transportation, Treasury and Independent Agencies Appropriations Bill with a total proposed highway investment of $33.8 billion. Previously, on April 11, 2003, the House and Senate approved a non-binding budget resolution that assumes a minimum highway funding level of $218 billion for fiscal years 2004 through 2009, which would increase current funding levels. Nevertheless, this legislation may be revised in future congressional sessions and federal funding of infrastructure may be decreased in the future, especially in the event of an economic recession. In addition, Congress could pass legislation in future sessions, which would allow for the diversion of highway funds for other national purposes or could restrict funding of infrastructure projects unless states comply with certain federal policies.

 The Company is contingently liable for certain customer debt. If the Company must repay a significant portion of the total contingent liability, it could adversely affect the available operating liquidity of the Company.

Certain customers have financed purchases of the Company's products through arrangements in which the Company is contingently liable for customer debt and for residual value guarantees. These obligations range from 10 to 84 months in duration. If our customers default on this debt, the Company will have to pay the agreed contingency to the lender on behalf of the customer. The financed equipment collateralizes the underlying debt and under contract terms can reduce the amount of the Company's contingent liability in the case of customer default. In the event of customer default, recovery from the lender from the sale of collateral may not be sufficient to repay amounts paid by the Company related to contingent liabilities. Significant cash payments for which the company is contingently liable could adversely affect the Company's available operating funds.

An increase in the price of oil or decrease in the availability of oil could reduce demand for our products.

A significant portion of our revenues relates to the sale of equipment that produces asphalt mix. A major component of asphalt is oil, and asphalt prices correlate with the price and availability of oil. A rise in the price of oil or a material decrease in the availability of oil would increase the cost of producing asphalt, which would likely decrease demand for asphalt, resulting in decreased demand for our products. This would likely cause our revenues and profits to decrease. In fact, rising gasoline, diesel fuel and liquid asphalt prices significantly increased the operating and raw material costs of our contractor and aggregate producer customers, reducing their profits and causing delays in some of their capital equipment purchases. These delays, along with the slowdown in the U.S. economy, decreased demand for several key categories of products in 2002 and continue to affect operations during 2003.

Downturns in the general economy or the commercial construction industry may adversely affect our revenues and operating results.

General economic downturns, including downturns in the commercial construction industry, could result in a material decrease in our revenues and operating results. In fact, we believe that the economic downturn and political uncertainty during 2002 and 2003 negatively affected our expected revenue growth, which has increased the competitive pricing pressure in the market. Demand for many of our products, especially in the commercial construction industry, is cyclical. Sales of our products are sensitive to the states of the U.S., foreign and regional economies in general, and in particular, changes in commercial construction spending and government infrastructure spending. In addition, many of our costs are fixed and cannot be quickly reduced in response to decreased demand. We could face a downturn in the commercial construction industry based upon a number of factors, including:

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

During 2002 and 2003, the Company experienced negative margins on certain large, specialized aggregate systems projects. These large contracts included both existing and innovative equipment designs, on-site construction and minimum production levels. Since it can be difficult to achieve the expected production results during the project design phase, field testing and redesign may be required during project installation, resulting in added cost. In addition, due to any number of unforeseen circumstances, which can include adverse weather conditions, projects can incur extended construction and testing delays, which can cause significant cost overruns. We may not be able to sufficiently predict the extent of such unforeseen cost overruns and may experience significant losses on specialized projects.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security holders

The Annual Meeting of the Shareholders was held on Thursday, May 15, 2003 in Chattanooga, Tennessee, at which the following matters were submitted to a vote of the shareholders:

a. Votes regarding the election of three Directors for a term expiring in 2005 were as follows:

Term Expiring in 2003	FOR	WITHHELD
Daniel K. Frierson	17,359,653	99,776
Robert G. Stafford	17,358,907	100,522
Robert H. West	17,369,687	89,742

Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:
Term Expiring in 2004
Albert E. Guth
W. Norman Smith
William B. Sansom
J. Don Brock
Term Expiring in 2005
William D. Gehl
Ronald W. Dunmire
Ronald F. Green

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

4.4	Shareholder Protection Rights Agreement dated December 22, 1995 (incorporated by reference to the Company's Current Report on Form 8-K dated December 22, 1995, File No. 0-14714).

10.50

Credit Agreement, dated as of May 14, 2003, among Astec Industries, Inc. and its individual named subsidiaries and General Electric Capital Corporation (incorporated by reference to the Company's Current Report on Form 8-K dated May 19, 2003, File No. 0-14714).

10.51

Credit Agreement, dated as of May 14, 2003, between Breaker Technology Ltd. And General Electric Capital Corporation (incorporated by reference to the Company's Current Report on Form 8-K dated May 19, 2003, File No. 0-14714).

10.52

Form of Subordinated Convertible Note issued to each of the following former senior note holders: American Life Insurance Company; United of Omaha Life Insurance Company; Companion Life Insurance Company; The Guardian life Insurance Company of America; The Guardian Insurance & Annuity Company, Inc.; Fort Dearborn life Insurance Company; National Life Insurance Company; Nationwide Life Insurance Company; Nationwide life and Annuity Insurance Company; Unum Life Insurance Company; Teachers Insurance and Annuity Association of America; Life Insurance Company of the Southwest; Berkshire Life Insurance Company of America (incorporated by reference to the Company's Current Report on Form 8-K dated May 19, 2003, File No. 0-14714).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:
On May 19, 2003 the Registrant filed a Current Report on Form 8-K for the purpose of disclosing material contracts under credit facilities with General Electric Capital Corporation on May 14, 2003.
On July 17,2003 the Registrant filed a Currrent Report on Form 8-K for the purpose of furnishing the press release announcing its earnings for the second quarter of 2003.

______________________

The Exhibits are numbered in accordance with Item 601 of Regulation S-K. Inapplicable Exhibits are not included in the list.

* In accordance with Release No. 34-47986, this exhibit is hereby furnished to the SEC as an accompanying document and is not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ASTEC INDUSTRIES, INC.
(Registrant)

Date 8/14/2003	/s/ J. Don Brock
J. Don Brock Chairman of the Board and President

Date 8/14/2003	/s/ F. McKamy Hall
F. McKamy Hall Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002