Form 10-Q
period 2003-09-30
ASTEC INDUSTRIES INC
filed 2003-11-14
CIK 792987

SECURITIES & EXCHANGE COMMISSION

Washington, D. C. 20549
FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2003.

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒	NO ☐

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2003
Common Stock, par value $0.20	19,732,602

ASTEC INDUSTRIES, INC.
INDEX
Page Number
PART I - Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	1
Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2003 and 2002	2
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002	3
Notes to Unaudited Consolidated Financial Statements	4
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures about Market Risk	18
Item 4. Controls and Procedures	18
PART II - Other Information
Item 1. Legal Proceedings	18
Item 6. Exhibits and Reports on Form 8-K	19

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Astec Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)
Account Description	September 30, 2003 (Unaudited)	December 31, 2002 (Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$ 12,610	$ 30,341
Trade receivables, net	57,313	48,965
Other receivables	2,183	27,484
Inventories	108,932	120,238
Prepaid expenses and other	19,594	22,847
Total current assets	200,632	249,875
Property and equipment - net	112,969	125,799
Goodwill	36,889	36,093
Other assets	5,149	4,736
Total assets	$ 355,639	$ 416,503
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes payable and current maturities of long-term debt	$ 6,409	$ 3,220
Accounts payable - trade	28,948	33,680
Accrued product warranty	3,841	3,646
Other accrued liabilities	33,028	36,105
Total current liabilities	72,226	76,651
Long-term debt, less current maturities	80,682	130,645
Other non-current liabilities	10,645	15,315
Minority interest in consolidated subsidiary	475	460
Total shareholders' equity	191,611	193,432
Total liabilities and shareholders' equity	$ 355,639	$ 416,503

Astec Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands)
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
Net sales	$106,870	$126,100	$338,837	$375,211
Cost of sales	88,557	105,338	279,990	299,948
Gross profit	18,313	20,762	58,847	75,263
Selling, general, administrative and engineering expenses	17,985	21,145	57,883	61,080
Income (loss) from operations	328	(383)	964	14,183
Interest expense	1,545	2,672	5,983	7,834
Other income, net of expense	(61)	932	1,026	2,059
Senior note termination expense	-	-	(3,837)	-
Income (loss) before income taxes	(1,278)	(2,123)	(7,830)	8,408
Income taxes	(500)	(706)	(3,040)	2,745
Minority interest in earnings	7	21	39	59
Net income (loss)	$(785)	$(1,438)	$(4,829)	$5,604

Earnings (loss) per common share
Basic	$ (0.04)	$(0.07)	$ (0.25)	$ 0.29
Diluted	$ (0.04)	$(0.07)	$ (0.25)	$ 0.28
Weighted average common shares outstanding
Basic	19,698,817	19,676,205	19,687,774	19,651,619
Diluted	19,698,817	19,676,205	19,687,774	19,951,912

Astec Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Nine Months ended September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$ (4,829)	$ 5,604
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,541	9,646
Provision for doubtful accounts	339	477
Provision for inventory reserve	3,768	3,615
Provision for warranty reserve	5,665	5,216
Gain on sale and disposition of fixed assets	(1,045)	(270)
Gain on sale of lease portfolio	-	(802)
Minority interest in earnings of subsidiary	15	22
(Increase) decrease in:
Trade receivables	(7,378)	(4,029)
Finance receivables	-	(3,113)
Inventories	7,539	(3,132)
Prepaid expenses and other	2,402	5,567
Other non-current assets	(2,699)	(3,112)
Increase (decrease) in:
Accounts payable	(4,731)	5,287
Accrued product warranty	(5,470)	(4,374)
Other accrued liabilities	(7,339)	7,097
Income taxes payable	567	(1,059)
Other operating charges		69
Net cash provided by (used in) operating activities	(2,655)	22,709

Cash flows from investing activities:
Proceeds from sale of property and equipment	7,908	840
Proceeds from sale and repayment of lease portfolio	25,539	14,198
Expenditures for property and equipment	(3,836)	(5,595)
Expenditures for equipment on operating lease	-	(11,618)
Net cash provided (used) by investing activities	29,611	(2,175)
Cash flows from financing activities:
Net repayments under revolving credit agreement	(74,435)	(17,113)
Net proceeds (repayments) under loan and note agreements	27,661	(330)
Proceeds from issuance of common stock	99	699
Net cash used by financing activities	(46,675)	(16,744)
Effect of exchange rate changes on cash	1,988	134
Net increase (decrease) in cash and cash equivalents	(17,731)	3,924
Cash and cash equivalents at beginning of period	30,341	5,003
Cash and cash equivalents at end of period	$ 12,610	$ 8,927

ASTEC INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

Note 2. Receivables

Receivables are net of allowance for doubtful accounts of $2,143,000 and $2,775,000 for September 30, 2003 and December 31, 2002, respectively.

Note 3. Inventories

Inventories are stated at the lower of first-in, first-out cost or market and consist of the following:

(in thousands)

	September 30, 2003	December 31, 2002
Raw Materials	38,538	$ 47,938
Work-in-Process	21,994	20,606
Finished Goods and Used Equipment	48,400	51,694
Total	$108,932	$120,238

Note 4. Property and Equipment

Property and equipment is stated at cost. Property and equipment is net of accumulated depreciation of $87,614,000 and $80,791,000 as of September 30, 2003 and December 31, 2002, respectively.

Note 5. Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with SFAS No. 128. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities.

Notes to Unaudited Financial Statements - Continued

The following table sets forth the computation of basic and diluted earnings (loss) per share:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator:
Net income (loss)	$ (785,000)	$ (1,438,000)	$ (4,829,000)	$5,604,000
Denominator:
Denominator for basic earnings per share	19,698,817	19,676,205	19,687,774	19,651,619
Effect of dilutive securities:
Employee stock options	-	-	-	300,293
Denominator for diluted earnings per share	19,698,817	19,676,205	19,687,774	19,951,912
Earnings per common share: Basic Diluted	$ (0.04) $ (0.04)	$ (0.07) $ (0.07)	$ (0.25) $ (0.25)	$ 0.29 $ 0.28

Note 6. Comprehensive Income

Total comprehensive income for the three and nine-month periods ended September 30, 2003 was a loss of $298,000 and $1,844,000, respectively. Comprehensive income for the three months ended September 30, 2002 was a loss of $2,034,000 and for the nine-months ended September 30, 2002 was income of $5,957,000.

The components of comprehensive income or loss for the periods indicated are set forth below:
	(in thousands)
	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Net income (loss)	$ (785)	$ (1,438)	$ (4,829)	$5,604
Net increase (decrease) in accumulated fair value of derivative financial instruments	48	(127)	124	(164)
Increase (decrease) in foreign currency translation	439	(469)	2,861	517
Total comprehensive income (loss)	$ (298)	$ (2,034)	$ (1,844)	$ 5,957

Note 7. Contingent Matters

Certain customers have financed purchases of Astec products through arrangements in which the Company is contingently liable for customer debt of approximately $20,931,000 and for residual value guarantees aggregating approximately $1,305,000 at September 30, 2003 and contingently liable for customer debt of approximately $14,749,000 at December 31, 2002. The General Electric Capital Corporation credit facility dated May 14, 2003 limits contingent liabilities or guaranteed indebtedness created after May 14, 2003 to an aggregate total of $5,000,000 at any time, or to $2,000,000 for any one customer. As of September 30, 2003, guaranteed indebtedness created under the current loan agreement dated May 14, 2003 was $842,000. At September 30, 2003, the maximum potential amount of future payments for which the Company would be liable is equal to the amounts above. Because the Company does not believe it will be called on to fulfill any of these contingencies, the carrying amounts on the consolidated balance sheets of the Company for these contingent liabilities are zero.

In addition, the Company is contingently liable under letters of credit of approximately $13,477,000, of which $9,338,000 is related to Industrial Revenue Bonds. Under the Company's credit facility, the terms of letters of credit are limited to one year. As of September 30, 2003, the maximum potential amount of future payments for which the Company would be liable is approximately $13,477,000, of which $9,338,000 is recorded as debt in the accompanying consolidated balance sheet.

Management has reviewed all claims and lawsuits and, upon the advice of counsel, has made adequate provision for any estimable losses. However, the Company is unable to predict the ultimate outcome of the outstanding claims and lawsuits.

Notes to Unaudited Financial Statements - Continued

Note 8. Segment Information

	(in thousands)
	Three months ended September 30, 2003
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$26,578	$44,232	$19,691	$15,290	$1,079	$106,870
Intersegment revenues	1,329	2,408	(20)	(2,389)	(17)	1,311
Gross profit	4,104	8,872	4,311	999	27	18,313
Gross profit percent	15.4%	20.1%	21.9%	6.5%	2.5%	17.1%
Segment profit (loss)	203	932	1,340	(1,670)	(1,596)	(791)

	(in thousands)
	Nine months ended September 30, 2003
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$101,633	$134,678	$60,950	$39,730	$1,846	$338,837
Intersegment revenues	5,917	8,567	64	(870)	1,448	15,126
Gross profit	14,224	28,581	13,020	2,762	260	58,847
Gross profit percent	14.0%	21.2%	21.4%	7.0%	14.1%	17.4%
Segment profit (loss)	1,775	4,734	3,474	(5,819)	(9,468)	(5,304)

	(in thousands)
	Three months ended September 30, 2002
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$ 40,776	$ 52,349	$ 23,768	$ 8,052	$ 1,155	$126,100
Intersegment revenues	2,616	16,344	(4,851)	1,128	823	16,060
Gross profit	5,909	9,717	4,380	394	362	20,762
Gross profit percent	14.5%	18.6%	18.4%	4.9%	31.3%	16.5%
Segment profit (loss)	$ 320	$ 1,566	$ 1,073	$(2,354)	$(2,609)	$ (2,004)

	(in thousands)
	Nine months ended September 30, 2002
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$ 135,544	$ 148,942	$ 57,628	$ 30,087	$ 3,010	$375,211
Intersegment revenues	11,769	25,379	2,735	1,382	2,999	44,264
Gross profit	22,033	32,814	14,884	4,717	815	75,263
Gross profit percent	16.3%	22.0%	25.8%	15.7%	27.1%	20.1%
Segment profit (loss)	$ 7,835	$ 7,809	$ 5,338	$ (2,622)	$(12,096)	$ 6,264

Notes to Unaudited Financial Statements - Continued

Reconciliations of the reportable segment totals for profit or loss to the Company's consolidated totals are as follows:
	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Profit:
Total profit for reportable segments	$ 805	$ 605	$ 4,164	$ 18,360
Other profit (loss)	(1,596)	(2,609)	(9,468)	(12,096)
Minority interest in earnings	(7)	(21)	(39)	(59)
Recapture (elimination) of intersegment profit	13	587	514	(601)
Total consolidated net income (loss)	$ (785)	$(1,438)	$ (4,829)	$ 5,604

Note 9. Legal Matters

There have been no material developments in legal proceedings previously reported. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies" in Part I - Item 2 of this Report.

Note 10. Seasonality

Approximately 75% to 80% of the Company's business volume typically occur during the first nine months of the year. During the usual seasonal trend, the first three quarters of the year are the Company's stronger quarters for business volume, with the fourth quarter normally being the weakest quarter.

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

Under guidance of SFAS 133 amended by SFAS 138 for termination of a cash flow hedge, net derivative gain or loss related to a discontinued cash flow hedge, are to be accounted for prospectively. The Company continues to pay variable rate interest under its new debt agreement and ceased to record the fair value of the hedge in OCI, fixing the amount of OCI at the date of termination. The fixed amount in OCI at the swap termination date will be amortized into earnings through interest expense over the remaining life of the original hedge, provided the variable-rate interest obligations continue to exist. From the termination date of the swap agreement through September 30, 2003, the Company had OCI amortized through interest expense of approximately $172,000. Monthly amortization of OCI through interest expense is expected to approximate $38,000 through April 2005.

Note 12. Goodwill

Goodwill represents the excess of cost over the fair value of net identifiable assets acquired. Goodwill amounts were amortized using the straight-line method over 20 years through 2001. Effective January 1, 2002, in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets," goodwill is no longer being amortized, but is tested for impairment at least annually. The Company measures goodwill impairment by comparing the carrying value of its operating units, including goodwill, with the fair value of the operating unit measured by determining the present value of future cash flows. Significant declines in estimated future cash flows could indicate potential impairment and trigger an impairment assessment. The Company completed the required impairment tests of goodwill during the first quarter of 2003 and noted no impairment of goodwill. At September 30, 2003 and December 31, 2002, the Company had unamortized goodwill in the amount of $36,889,000 and $36,093,000, respectively. Accumulated goodwill amortization was approximately $7,386,000 at September 30, 2003 and approximately $7,258,000 at December 31, 2002. The change in goodwill and accumulated amortization since December 31, 2002 relates to changes in foreign currency exchange rates since December 31, 2002 used to convert the foreign currency balance sheets to the reporting currency at the balance sheet date.

Note 13. Long-term Debt

On September 10, 2001, the Company and Astec Financial Services entered into a revolving credit facility with a syndicate of banks that was scheduled to expire on September 10, 2004 and an $80,000,000 note purchase agreement for senior secured notes, placed with private institutions. On May 14, 2003 the Company paid off the revolving credit facility and senior note agreement with proceeds from a new credit facility of up to $150,000,000 through General Electric Capital Corporation ("GECC") secured by the Company's assets. As part of the GECC agreement, the Company entered into a term loan in the amount of $37,500,000 with an interest rate of one-percent above the Wall Street Journal prime rate. At a later date, the Company may elect an interest rate of three-percent above the London Interbank Offered Rate ("LIBOR"). The term loan requires quarterly principal payments of $1,339,286 on the first day of each quarter beginning July 1, 2003, with the final installment of the principal balance due on May 14, 2007.

The credit agreement also included a revolving credit facility of up to $112,500,000, of which available credit under the facility is based on a percentage of the Company's eligible accounts receivable and inventories. Availability under the revolving facility is adjusted monthly and interest is due in arrears. The credit facility contains certain restrictive financial covenants relative to operating ratios and capital expenditures. The Company was in compliance with the financial covenants of the agreement as of September 30, 2003.

On September 30, 2003, related to the syndication of the loan by GECC, the Company entered into the First Amendment to the Credit Agreement that reduced the availability under the credit facility from $112,500,000 to $87,500,000, which includes $5,000,000 for use by the Canadian subsidiary Breaker Technology LTD. In addition, the amendment increased the interest rate to one and one-half percent above prime, or at the election of the Company to three and one-half percent above LIBOR.

The Company's Canadian subsidiary, Breaker Technology LTD has available a credit facility issued by GECC dated May 14, 2003 with a term of four years for $5,000,000 to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit guarantees. As of September 30, 2003, Breaker Technology LTD had an outstanding cash balance due under the credit facility of $537,000 and approximately $303,000 in letters of credit guarantees under the facility. The Company is the primary guarantor to GECC of payment and performance for this $5,000,000 credit facility. The term of the guarantee is equal to the related debt. The maximum potential amount of future payments the Company would be required to make under its guarantee at September 30, 2003 is $840,000, of which $537,000 id recorded as debt in the accompanying consolidated balance sheet.

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
	(in thousands, except per share amounts)
	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Net income (loss), as reported	$(785)	$(1,438)	$(4,829)	$5,604
Stock compensation expense under SFAS 123, net of taxes	(3)	(471)	(27)	(1,414)
Adjusted net income (loss)	$(788)	$(1,909)	$(4,856)	$4,190

Basic earnings (loss) per share, as reported	$(0.04)	$(0.07)	$(0.25)	$0.29
Stock compensation expense under SFAS 123, net of taxes	-	(0.02)	-	(0.07)
Adjusted basic earnings (loss) per share	$(0.04)	$(0.09)	$(0.25)	$0.22

Diluted earnings (loss) per share, as reported	$(0.04)	$(0.07)	$(0.25)	$0.28
Stock compensation expense under SFAS 123, net of taxes	-	(0.02)	-	(0.05)
Adjusted diluted earnings (loss) per share	$(0.04)	$(0.09)	$(0.25)	$0.23

Note 15. Product Warranty Reserves

Changes in the Company's product warranty liability for the nine months ended September 30, 2003 are as follows:

(in thousands)
Reserve balance at beginning of period	$3,646
Warranty liabilities accrued during the period	5,665
Warranty liabilities settled during the period	(5,470)
Reserve balance at the end of the period	$3,841

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

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

When used in this report, press releases and elsewhere by management or the Company from time to time, the words, "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve certain risks and uncertainties. Statements in this Form 10-Q that are forward looking include, without limitation, statements regarding the Company's expected increase in net income in the current year, the impact on domestic sales by the general economic slowdown and continued delays in capital expenditures, expected sales during 2003, the Company's expected effective tax rates for 2003, the Company's expected capital expenditures in 2003, the expected benefit of financing arrangements, and the ability of the Company to meet its working capital and capital expenditure requirements through September 30, 2004. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, which include the risk factors that are discussed from time to time herein and in the Company's reports filed with the SEC, most recently in the Company's Annual Report on Form 10-K for the period ended December 31, 2002. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. The Company undertakes no obligations to update the forward-looking statements.

Results of Operations

For the three months ended September 30, 2003, net sales decreased $19,230,000, or 15.2%, to $106,870,000 from $126,100,000 for the three months ended September 30, 2002. Sales are generated primarily from new equipment purchases made by customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development. Asphalt Group sales decreased approximately $14,198,000, Aggregate and Mining Group sales decreased approximately $8,117,000 and Mobile Asphalt Group sales decreased $4,077,000 for the third quarter of 2003 compared to the third quarter of 2002. Net sales for Underground Group increased approximately $7,238,000 for the current quarter compared to the same prior year quarter.

For the nine months ended September 30, 2003, net sales decreased $36,374,000, or 9.7%, to $338,837,000 from $375,211,000 for the nine months ended September 30, 2002. Net sales for the Asphalt Group and the Aggregate and Mining Group decreased $33,911,000 and $14,264,000, respectively, for the nine months ended September 30, 2003 compared to the same period of 2002. Net sales for the Underground Group and the Mobile Asphalt Paving Group increased $9,643,000 and $3,322,000, respectively, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

For the quarter and the nine months ended September 30 2003, compared to the same periods of 2002, the decrease in the Asphalt Group sales related primarily to decreased domestic market demand and related pricing pressure in the market. The Aggregate and Mining Group had fewer aggregate "systems" projects during the quarter and the nine months ended September 30, 2003 compared to 2002, resulting in decreased sales volume compared to the prior year. For the same periods of 2003 compared to 2002, the increase in Underground Group sales related primarily to sales from the new Case trencher line manufactured at the Loudon, Tennessee facility. The Company began its production and marketing of the Case product, acquired by the Company late in 2002, during 2003. For the Mobile Asphalt Paving Group, sales decreased for the third quarter of 2003 compared to the same quarter of 2002. During the third quarter of 2002, Mobile Asphalt Paving Group recognized approximately $5,000,000 in revenue related to equipment sold on operating leases for which revenue recognition was previously deferred, but was recognized during the third quarter of 2002 when those leases were sold in a portfolio sale by the Company's former captive finance subsidiary. This type of transaction is not expected to occur in the future.

For the nine-months ended September 30, 2003 compared to the same period of 2002, sales for the Mobile Asphalt Paving Group increased due primarily to increased sales of the paving equipment line. The Company believes that because mobile asphalt paving equipment requires a lower capital commitment than much of the equipment of its other operating segments, the Company's customers are replacing their resurfacing or paving equipment in connection with increased volume of resurfacing work during the last quarter.

International sales for the third quarter of 2003 increased $7,046,000, or 39%, to $25,101,000, compared to $18,055,000 for the third quarter of 2002. For the three months ended September 30, 2003 and 2002, international sales accounted for approximately 23.5% and 14.3% of net sales, respectively. Sales increased for the third quarter of 2003 compared to the same period of 2002 primarily in Africa, China, Japan, and Korea, but were offset by decreased sales in Canada, South America and the West Indies.

International sales for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 increased $10,503,000, or 17.4% to $70,878,000. A total increase of approximately $13,800,000 of sales in Europe and Africa was partially offset by decreased sales to Central America, West Indies, Canada and South America.

Gross profit for the three months ended September 30, 2003 decreased $2,449,000, or 11.8%, to $18,313,000 from $20,762,000 for the three months ended September 30, 2002. Gross profit as a percentage of sales for the three months ended September 30, 2003 and 2002 was 17.1% and 16.5%, respectively. For the three months ended September 30, 2003 as compared to the same period of 2002, gross profit was negatively impacted by reduced sales volume, under-utilization of manufacturing capacity, market pricing pressure on most product lines including used equipment sales.

Gross profit for the nine months ended September 30, 2003 decreased $16,416,000, or 21.8%, to $58,847,000 from $75,263,000 for the nine months ended September 30, 2002. Gross profit as a percentage of sales for the nine months ended September 30, 2003 and 2002 was 17.4% and 20.1%, respectively. The decrease in sales volume and related margins of the Asphalt and Aggregate and Mining Groups, along with related market price pressures and under-utilization of production capacity were the primary reasons for the decrease in gross margins for the nine months ended September 30, 2003 compared to the same period of 2002. To a lesser extent the decrease in gross margin for the nine months ended September 30, 2003 compared to the same period of 2002 related to losses on the sale of used equipment, costs related to first-time production of a high capacity double barrel drum mixer and overall competitive price pressure.

Selling, general, administrative and engineering expenses for the three months ended September 30, 2003 were $17,985,000 or 16.8% of net sales, compared to $21,145,000 or 16.8% of net sales for the three months ended September 30, 2002, a decrease of $3,160,000 or 14.9%. Selling, general, administrative and engineering expenses for the nine months ended September 30, 2003 were $57,883,000 or 17.1% of net sales, compared to $61,080,000 or 16.3% of net sales for the same period of 2002. The decrease in selling, general, administrative and engineering expenses for the third quarter and the nine months ended September 30, 2003, compared to the same period of 2002, related primarily to cost reduction efforts, which included headcount reductions and related expenses. For the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002, savings resulting from the Company's expense reduction efforts were offset by unusual expenses of approximately $6,300,000 related to refinancing the former lending arrangements. The refinancing related expenses included senior note termination expense of $3,837,000, legal and professional fees related to negotiations as described above, financial consultants required under the former lending arrangement and real estate recording fees. The senior note termination expense has been presented on a separate line on the consolidated statements of operations.

For the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002, interest expense decreased $1,127,000, or 42.2%, to $1,545,000 from $2,672,000. Interest expense as a percentage of net sales was 1.4% and 2.1% for the quarters ended September 30, 2003 and 2002, respectively. Interest expense for the nine months ended September 30, 2003 compared to the same period of 2002, decreased to $5,983,000 from $7,834,000, or 23.6%. The decrease in interest expense for the three and nine months ended September 30, 2003 compared to the same periods of 2002 related primarily to the decrease in outstanding debt. The decreased interest rate on outstanding debt under the current lending arrangement compared to the previous lending arrangement also contributed to the reduced interest expense for the three and nine months ended September 30, 2003 compared to the same periods of 2002.

Other income, net of other expense, was a loss of $61,000 for the quarter ended September 30, 2003, compared to income net of expense of $932,000 for the quarter ended September 30, 2002, a decrease of $993,000. The primary reason for the decrease related to gains of the sale of lease portfolios for the quarter ended September 30, 2002 which did not occur during the same quarter of 2003.

For the nine months ended September 30, 2003, other income, net of other expense, decreased $1,033,000 to $1,026,000 from $2,059,000 for the nine months ended September 30, 2002. The decrease related primarily to decreased gain on lease portfolio sales for 2003 compared to 2002, offset primarily by the gain on sale of fixed assets of approximately $968,000. The gain on the sale of fixed assets during the second quarter of 2003 was generated by the sale of the Company's large tractor-trailers used primarily for the delivery of its Asphalt Group equipment, to an unaffiliated trucking company. In the future, the Company plans to contract to outside trucking companies substantially all of its equipment delivery.

For the three months ended September 30, 2003, the Company recorded an income tax benefit of $500,000, compared to an income tax benefit of $706,000 for the three months ended September 30, 2002. For the nine months ended September 30, 2003 the Company recorded an income tax benefit of $3,040,000, compared to income tax expense of $2,745,000 for the nine months ended September 30, 2002. The Company expects the effective tax rate for 2003 to be comparable to historical effective rates.

For the three months ended September 30, 2003 the Company had a net loss of $785,000 compared to a net loss of $1,438,000 for the three months ended September 30, 2002. For the nine months ended September 30, 2003 the Company had a net loss of $4,829,000 compared to net income of $5,604,000 for the nine months ended September 30, 2002. Net loss per share for the three months ended September 30, 2003 and 2002 was $0.04 and $0.07, respectively. Basic shares outstanding at September 30, 2003 and 2002 were 19,698,817 and 19,676,205, respectively.

Backlog of orders at September 30, 2003 was $42,132,000, compared to $63,404,000 at September 30, 2002, a decrease of $21,272,000 or 33.5%. The decrease in the backlog of orders at September 30, 2003 compared to September 30, 2002 related primarily to decreased domestic orders of approximately $10,750,000 for equipment of the Company's Aggregate and Mining Group. The decrease for this operating segment related to fewer aggregate systems projects scheduled as of September 30, 2003 compared to September 30, 2002. As of September 30, 2003, with the exception of the Mobile Asphalt Paving Group, domestic backlog of orders was down in all segments. The Company is unable to determine whether the overall decrease in backlog was experienced by the industry as a whole.

Liquidity and Capital Resources

On May 14, 2003, the Company refinanced its revolving credit facility and senior note agreement with new credit facilities of up to $150,000,000 through GECC secured by the Company's assets. As part of refinancing agreement, the Company entered into a term loan in the amount of $37,500,000, with an interest rate of one percent above the Wall Street Journal prime rate. At a later date, the Company may elect an interest rate at a percentage above the LIBOR. The term loan requires quarterly principal payments of $1,339,286 on the first day of each quarter beginning July 1, 2003, with the final installment of the principal balance due on May 14, 2007.

The credit agreement also included a revolving credit facility of up to $112,500,000, of which available credit under the facility is based on a percentage of the Company's eligible accounts receivable and inventories. Availability under the revolving facility is adjusted monthly and interest is due in arrears. Principal covenants under the loan agreement include the maintenance of minimum levels of fixed charge coverage ratios and a 2003 limitation on capital expenditures of $6,250,000. The Company was in compliance with the financial covenants of the agreement as of September 30, 2003.

On September 30, 2003, related to the syndication of the loan by GECC, the Company entered into the First Amendment to the Credit Agreement that reduced the availability under the credit facility from $112,500,000 to $87,500,000, which includes $5,000,000 reserved for contingent liabilities and guaranteed indebtedness of the Company. The Company requested the reduction in the revolving credit facility to reduce the fees paid for the daily available, but unused portion of the revolving facility. In addition, the amendment increased the interest rate to one and one-half percent above prime, or at the election of the Company to three and one-half percent above LIBOR.

On August 26, 2003, the Company repaid to the Grapevine Industrial Development Corporation the outstanding bond liability dated April 1, 1994 in the amount of $8,000,000 related to the purchase on that date of the Trencor, Inc. facility in Grapevine, Texas.

Total short-term borrowings, including current maturities of long-term debt, were $6,409,000 at September 30, 2003, compared to $3,220,000 at December 31, 2002. As of September 30, 2003, the current portion of long-term debt related primarily to the current portion of the GECC term loan totaling $5,357,000. At December 31, 2002, short-term borrowings consisted primarily of financed insurance premiums totaling $1,783,000, a financing agreement for imported, purchased inventory items of approximately $886,000 and the current portion of Industrial Development Revenue Bonds totaling $500,000.

Net cash used by operating activities for the nine months ended September 30, 2003 was $2,655,000 compared to net cash provided by operating activities of $22,709,000 for the nine months ended September 30, 2002. The decrease in cash from operating activities is related primarily to the 2003 loss from operations, the increase in trade receivables and the decrease of accounts payable and accrued other liabilities for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

Long-term debt, less current maturities, decreased to $80,682,000 at September 30, 2003 from $130,645,000 at December 31, 2002. At September 30, 2003, $30,804,000 was outstanding under the long-term principal portion of the GECC term loan, $39,641,000 was outstanding under the GECC revolving credit facility and $10,200,000 was outstanding under the long-term principal portion of Industrial Revenue Bonds. For the nine months ended September 30, 2003 compared to the same period of 2002, net reduction of debt under revolving credit facilities was approximately $74,435,000.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., has available a credit facility of approximately $2,875,000 to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. As of September 30, 2003, Osborn Engineered Products had no outstanding cash balance due under the credit facility, but had approximately $1,268,000 in performance and retention bonds guaranteed under the facility. The facility is secured by a cession of the Company's accounts receivable and retention. The available facility fluctuates monthly based upon 50% of the Company's accounts receivables and retention and cash balance at the end of the prior month.

The Company believes that its current working capital, cash flows generated from future operations and available capacity remaining under its credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements through September 30, 2004.

Capital expenditures in 2003 are expected to total approximately $4,000,000. The Company expects to finance these expenditures using internally generated funds and amounts available from its credit facilities. Net cash provided by investing activities for the nine months ended September 30, 2003 was approximately $29,611,000, compared to net cash used by investing activities of $2,175,000 for the nine months ended September 30, 2002. Capital expenditures for the nine months ended September 30, 2003 were $3,836,000, compared to $5,595,000 for the nine months ended September 30, 2002. Proceeds from the sale and repayment of lease portfolios and loans was approximately $25,539,000 for the nine months ended September 30, 2003, compared to proceeds from the sale and repayment of lease portfolios of $14,198,000 for the nine months ended September 30, 2002. Since the closing of the Company's captive finance company effective December 31, 2002, the Company has not entered into new leasing arrangements. During 2003, no additional expenditures were incurred related to equipment on operating lease, while expenditures for equipment on operating lease were approximately $11,618,000 for the nine months ended September 30, 2002.

The following table discloses aggregate information about the Company's contractual obligations and the periods in which payments are due as of September 30, 2003:
	Payments Due by Period (in thousands)
Contractual Cash Obligations	Total	Less Than 1 year	2-3 Years	4-5 Years	After 5 Years
Long-term debt
Term loan	$36,161	$5,357	$10,715	$10,714	$9,375
Revolving credit facility	39,641		39,641
Industrial Development Revenue Bonds	10,700	500	1,000		9,200
Other notes payable	588	551	21	16
Operating leases	4,040	2,131	1,851	58
Total contractual cash obligations	$91,130	$8,539	$53,228	$10,788	$18,575

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

Many of our customers depend substantially on government funding of highway construction and maintenance and other infrastructure projects. Any decrease or delay in government funding of highway construction and maintenance and other infrastructure projects could cause our revenues and profits to decrease. Federal government funding of infrastructure projects is usually accomplished through bills, which establish funding over a multi-year period. As part of the fiscal year 2004 budget resolution, the Surface Transportation Extension Act of 2003 provided for $14.1 billion for road resurfacing. In addition, on September 30, 2003, President Bush signed legislation that extended the authority to distribute federal highway and transit funds until February 29, 2004. These funds must be spent used prior to the February 29, 2005 deadline to keep from having to be reauthorized. The measure subsequently passed the House and Senate as well. The current authorization for these resurfacing programs expired the same day President Bush signed the extension bill. A short-term extension is necessary to keep federal highway and transit funds flowing while Congress continues working to enact a six-ear TEA-21 reauthorization measure. The Company expects this reauthorization will pass by the February 29, 2004 extension deadline. Nevertheless, this legislation may be revised in future congressional sessions and federal funding of infrastructure may be decreased in the future, especially in the event of an economic recession. In addition, Congress could pass legislation in future sessions, which would allow for the diversion of highway funds for other national purposes or could restrict funding of infrastructure projects unless states comply with certain federal policies.

The Company is contingently liable for certain customer debt. If the Company must repay a significant portion of the total contingent liability, it could adversely affect the available operating liquidity of the Company.

Certain customers have financed purchases of the Company's products through arrangements in which the Company is contingently liable for customer debt and for residual value guarantees. These obligations range from 7 to 84 months in duration. If our customers default on this debt, the Company will have to pay the agreed contingency to the lender on behalf of the customer. The financed equipment collateralizes the underlying debt and under contract terms can reduce the amount of the Company's contingent liability in the case of customer default. In the event of customer default, recovery from the lender from the sale of collateral may not be sufficient to repay amounts paid by the Company related to contingent liabilities. Significant cash payments for which the company is contingently liable could adversely affect the Company's available operating funds.

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

In 2002, international sales represented approximately 17% of our total sales. We plan to continue to increase our presence in international markets. In connection with significant increases in international sales efforts, we will need to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist. Any difficulties in expanding our international sales may divert management's attention from our existing operations. In addition, international revenues are subject to the following risks:

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

4.3	Shareholder Protection Rights Agreement dated December 22, 1995 (incorporated by reference to the Company's Current Report on Form 8-K dated December 22, 1995, File No. 0-14714).
10.53	First Amendment to Credit Agreement, dated September 30, 2003 between Astec Industries, Inc. and Subsidiaries and General Electric Capital Corporation.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports on Form 8-K:
On October 21,2003 the Registrant filed a Currrent Report on Form 8-K for the purpose of furnishing the press release announcing its earnings for the third quarter of 2003.

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

ASTEC INDUSTRIES, INC.
(Registrant)
Date 11/14/2003	/s/ J. Don Brock
J. Don Brock
Chairman of the Board and President

Date 11/14/2003	/s/ F. McKamy Hall
F. McKamy Hall
Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX
10.53	First Amendment to Credit Agreement, dated September 30, 2003 between Astec Industries, Inc. and Subsidiaries and General Electric Capital Corporation.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002