Form 10-K
period 2003-12-31
ASTEC INDUSTRIES INC
filed 2004-03-15
CIK 792987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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
(423) 899-5898

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☒	No ☐

(Form 10-K Cover Page - Continued)

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $225,379,842 based upon the closing sales price reported by the Nasdaq National Market on February 25, 2004, using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by all directors and executive officers of the registrant, some of whom may not be held to be affiliates upon judicial determination.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of February 25, 2004 Common Stock, par value $.20 - 19,743,894 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the Parts of this Annual Report on Form 10-K indicated:

Document	Form 10-K

Proxy Statement relating to Annual Meeting of Shareholders to be held on April 27, 2004	Part III

ASTEC INDUSTRIES, INC.
2003 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

-iii-

PART I

Item 1. BUSINESS

General

Astec Industries, Inc. (the "Company") is a Tennessee corporation which was incorporated in 1972. The Company designs, engineers, manufactures and markets equipment and components used primarily in road building and related construction activities. The Company's products are used in each phase of road building, from quarrying and crushing the aggregate to testing the mix for application of the road surface. The Company also manufactures certain equipment and components unrelated to road construction, including trenching, auger boring, directional drilling, environmental remediation and industrial heat transfer equipment. The Company holds 114 United States patents and 78 foreign patents, has 32 patent applications pending, and has been responsible for many technological and engineering innovations in the industry. The Company's products are marketed both domestically and internationally. In addition to equipment sales, the Company manufactures and sells replacement parts for equipment in each of its product lines. The distribution and sale of replacement parts is an integral part of the Company's business.

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

On December 31, 2002, as part of a plan to focus on the core equipment manufacturing business and to further reduce operating expenses, the Company exited the equipment financing business conducted through Astec Financial Services, Inc. ("AFS"), a wholly owned subsidiary of the Company. Since December 31, 2002, AFS has sold to other financing companies, or collected from customers, payment on substantially all contracts. AFS has sufficient reserve for potentially uncollectible amounts on remaining contracts.

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

Marketing

The Company markets its hot-mix asphalt products both domestically and internationally. The principal purchasers of asphalt and related equipment include highway contractors. Asphalt equipment is sold directly to the customers through the Company's domestic and international sales departments, although independent agents are also used to market asphalt plants and their components in international markets.

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

Competition

This industry segment faces strong competition in price, service and product performance and competes with both large publicly-held companies with resources significantly greater than those of the Company and with various smaller manufacturers. Domestic hot-mix asphalt plant competitors include Gencor Industries, Inc. and Terex Roadbuilding. In the international market, the hot-mix asphalt plant competitors include Ammann, Marini and Ermont. The market for the Company's heat transfer equipment is diverse because of the multiple applications for such equipment. Competitors for the construction product line of heating equipment include, among others, Gencor/Hyway Heat Systems, American Heating, Burke Heating Systems and Pearson Heating Systems, Inc. Competitors for the industrial product line of heating equipment include GTS Energy Systems, Fulton Thermal Corporation and Vapor Power International, among others.

Employees

At December 31, 2003, the Asphalt Group segment employed 764 individuals, of which 586 were engaged in manufacturing, 67 in engineering and 111 in selling, general and administrative functions.

Backlog

The backlog for the hot-mix asphalt and heat transfer equipment at December 31, 2003 and 2002 was approximately $24,889,000 and $26,629,000, respectively.

Aggregate and Mining Group

The Company's Aggregate and Mining Group is comprised of seven business units focused on the aggregate, metallic mining and recycle markets. Seven of the subsidiaries achieve their strength by distributing products into niche markets and drawing on the advantages of brand recognition in the global market. These business units are Breaker Technology Ltd., Johnson Crushers International, Inc., Kolberg-Pioneer, Inc., Osborn Engineered Products, SA (Pty) Ltd., Production Engineered Products, Inc., Superior Industries of Morris, Inc. and Telsmith, Inc.

Products

Founded in 1906, Telsmith, Inc. ("Telsmith") is the oldest subsidiary of the group. The primary markets served under the TELSMITH® trade name are the aggregate and metallic mining industries. Telsmith's core products are cone (Gyrasphere®), jaw and impact crushers, which are recognized for their reliability and performance. Complementing the crusher lines are a wide range of heavy-duty feeders and scalping screens designed for performance in the most rigorous operating conditions. Large finishing screens specifically suited for sizing stone to meet stringent aggregate specifications complete the core product offering.

Recent additions to the Telsmith crushing lines are the Silver Bullet® Series or "SBS" cone crushers and Iron Giant® jaw crushers. These innovative crushers incorporate the latest technology available to enhance productivity, reliability, and safety. Specifically incorporated into these machines are features that enhance a plants ability to automate the production process.

Telsmith offers their products mounted as portable equipment, suitable for efficient relocation to multiple job sites or on new, patented, modular support structures. The innovative use of modular support structures significantly reduces plant design and construction costs by utilizing pre-designed and pre-assembled modular units. These modular units afford a shortened project timeline with the plant going into production ahead of traditional methods.

In 2003, Telsmith completed the certification and upgrade to the ISO 9001:2000 international standards. This ISO designation is recognition of the Telsmith commitment to quality and continuous improvement in a world marketplace.

Kolberg-Pioneer, Inc. ("KPI") designs, manufactures and supports a complete line of aggregate processing equipment for the sand and gravel, mining, quarrying and concrete recycling markets. KPI manufactures the well-known Pioneer® and Kolberg® product lines.

Pioneer® products include a complete line of primary, secondary, tertiary and quaternary crushers, including jaws, cones, horizontal shaft impactors, vertical shaft impactors and roll crushers. KPI rock crushers are used by mining, quarrying and sand and gravel producers to crush oversized aggregate to salable size, in addition to their use for recycled concrete and asphalt. Vibrating feeders are used to convey aggregate to the primary crusher operations. The incorporation of vibrating grizzly feeders and vibrating scalpers allows small material to bypass the primary crusher. Equipment furnished by Pioneer can be purchased as individual components, as portable plants for flexibility or as completely engineered systems for both portable and stationary applications. Included in the portable area is a newly released, highly-portable Fast Pack® System, featuring quick setup and teardown, thereby maximizing production time and minimizing down time. Also included with the portable Pioneer® line are the fully self-contained and self-propelled Rocky Trax Track-Mounted-Jaw and HSI Crushers, which are ideal for either recycle or hard rock applications, allowing the producer to move the equipment to the material.

Kolberg® sand classifying and washing equipment is relied upon to clean, separate and re-blend deposits to meet the size specifications for critical applications. The product line includes fine and coarse material washers, log washers, blade mills and sand classifying tanks. Screening plants are available in both stationary and highly portable models, and are complemented by a full line of radial stacking and overland belt conveyors.

KPI manufactures belt conveyors designed to move or store aggregate and other bulk materials, typically in radial cone-shaped stockpiles. Models offered include road portable, telescoping, stationary and overland styles.

In addition, KPI manufactures pugmills, which are highly efficient homogenous mixing chambers consisting of twin shafts with timed, overlapping paddles used for soil remediation, cement-treated base and cold-mix asphalt. Pugmills are typically combined with either a bulk storage silo for introducing dry additives or with a pump for liquids.

Production Engineered Products, Inc. ("PEP") designs, manufactures and markets high and mid-frequency vibrating screens for sand and gravel customers, as well as asphalt and recycle operations. In addition, PEP incorporates the high- and conventional-frequency screens into portable crushing and screening plants servicing the contractor, aggregate and industrial markets. High-frequency screens are adept in separating out small mesh particles where conventional screens are not ideally suited. Conventional-frequency screens are adept in separating out coarse materials, along with dirt and/or topsoil material.

During 2003, PEP manufactured the initial model of their track-mounted conventional-frequency "Fold 'n Go" mobile screening plant. The testing on this unit was finalized late in 2003 and PEP received their first order for this machine in early 2004. PEP also continues development of their dual-frequency line of mobile and stationary screening plants. They expect to offer a mobile screening plant incorporating the dual-frequency concept in 2004.

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

JCI recently introduced the Combo™ screen. It features an inclined feed section with flat discharge section and utilizes the oval stroke impulse mechanism, and offers increased capacity particularly in scalping application where removal of fines is desired. Portable plants combine various configurations of cone crushers, horizontal screens, Combo™ screens, and conveyors mounted on tow-away chassis. Because transportation costs are high, producers use portable equipment to operate nearer to their job sites. Portable plants allow the aggregate producers to quickly and efficiently move their equipment from one location to another. JCI and KPI market a portable rock crushing plant appropriately named the Fast Pack®. This complete, but portable plant, with production capability in excess of 500 tons per hour when relocated, can be reassembled and ready for production in under four hours, making it one of the industry's most mobile and cost-effective high-capacity crushing system. The Fast Pack® design reduces operating costs by as much as 30%, compared to traditional plant designs, and the user-friendly controls provide a safer work environment for the user.

Superior Industries of Morris, Inc. ("Superior") designs and manufactures a complete line of portable and stationary conveyors. Its portable line includes up to 150-foot telescoping stacking conveyors, for both portable and stationary applications, patented FD series axle assemblies and stationary conveyor systems for all types of bulk material handling, including stockpiling and overland transfer. Superior's conveyor product line allows for a multitude of uses such as precision bin loading, barge loading, and unique configurations of stockpiles. Superior's component division builds a complete line of CEMA conveyor idlers and pulleys and maintains ISO 9001 certification for quality assurance.

Breaker Technology Ltd./Breaker Technology, Inc. ("BTI") designs, manufactures and markets hydraulic rock breaker systems for the aggregate, mining and recycling industries. They also design and manufacture a complete line of four-wheel drive articulated utility vehicles for underground mines and quarries.

In addition to the quarry and mining industries, BTI designs, manufactures and markets a complete line of hydraulic attachments for the North American construction and demolition markets. These attachments are sold on a variety of equipment including excavators, backhoe loaders, wheel loaders, and skid steer loaders. BTI 's product line also includes hydraulic breakers and compactors for the construction market and includes crushers, pulverizers, shears and multi-processors for the demolition market.

BTI offers an extensive aftermarket sales and service program through a highly qualified and trained dealer network.

Osborn Engineered Products, SA (Pty) Ltd. ("Osborn") designs, manufactures and markets a complete line of bulk material handling and minerals processing plant and equipment. This equipment is used in the aggregate, mineral mining, metallic mining and recycle industries. Osborn has been a licensee of Telsmith's technology for over fifty years. In addition to Telsmith, Osborn also manufactures under license to American Pulverizer (USA), IFE (Austria) and Mogensen (UK) and has an in-house brand, Hadfields. Equipment offers also includes double-toggle jaw crushers; rotary breakers; roll crushers; rolling ring crushers; mills; out-of-balance or exciter-driven screens and feeders; portable, track-mounted or fixed crushing and screening plants; conveyor system; and a full range of idlers.

Marketing

Aggregate processing and mining equipment is marketed by approximately 98 direct sales employees, 619 independent domestic distributors and 217 independent international distributors. The principal purchasers of aggregate processing equipment include highway and heavy equipment contractors, open mine operators, quarry operators and foreign and domestic governmental agencies.

Raw Materials

Raw materials used in the manufacture of products include carbon steel and various types of alloy steel, which are normally purchased from distributors. Raw materials for manufacturing are readily available. BTI purchases hydraulic breakers under a long-term purchasing contract from a Japanese supplier and also purchases demolition attachments from an Italian supplier. Both the Japanese and Italian suppliers have sufficient capacity to meet the Company's anticipated demand and have been reliable sources for 20 and 10 years, respectively; however, alternative suppliers exist for both of these components should any supply disruptions occur.

Competition

The Aggregate and Mining Group faces strong competition in price, service and product performance. Aggregate processing and mining equipment competitors include Metso (Nordberg); Sandvik (formerly Svedala Industri AB); Cedarapids, Inc., Powerscreen and Finley, subsidiaries of Terex Corporation; Extec; Pegson; Deister; Continental; Eagle Iron Works; Thor; and other smaller manufacturers, both domestic and international.

Employees

At December 31, 2003, the Aggregate and Mining Group segment employed 1,123 individuals, of which 744 were engaged in manufacturing, 102 in engineering and engineering support functions, and 277 in selling, general and administrative functions.

Backlog

At December 31, 2003 and 2002, the backlog for the Aggregate and Mining Group was approximately $43,030,000 and $24,441,000, respectively.

Mobile Asphalt Paving Group

The Mobile Asphalt Paving Group is comprised of Roadtec, Inc. ("Roadtec") and Carlson Paving Products, Inc. ("Carlson"). Roadtec designs, engineers, manufactures and markets asphalt pavers, material transfer vehicles and milling machines. Carlson designs and manufactures asphalt paver screeds that attach to the asphalt paver to control the width and depth of the asphalt as it is applied to the roadbed. Carlson also manufactures a line of utility milling and trench compaction machines, as well as Windrow pickup machines.

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

Marketing

Mobile Asphalt Paving Group equipment is marketed both domestically and internationally to highway and heavy equipment contractors, utility contractors and foreign and domestic governmental agencies. Mobile construction equipment is marketed both directly and through dealers. This segment employs 17 direct sales staff, 1 domestic independent distributor and 14 foreign independent distributors.

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

Employees

At December 31, 2003, the Mobile Asphalt Paving Group segment employed 323 individuals, of which 207 were engaged in manufacturing, 25 in engineering and engineering support functions, and 91 in selling, general and administrative functions.

Backlog

The backlog for the Mobile Asphalt Paving Group segment at December 31, 2003 and 2002 was approximately $3,134,000 and $2,463,000, respectively.

Underground Group

The Astec Underground Group consists of two manufacturing companies, Trencor, Inc. (doing business as Astec Underground), with its primary manufacturing facility located in Loudon, Tennessee and American Augers, Inc., located in West Salem, Ohio. The Astec Underground companies design, engineer and manufacture a complete line of trenching equipment and directional drills for the underground construction market.

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

Marketing

Trencor and American Augers market their products domestically through direct sales representatives and the Case dealer network, as well as internationally through both direct sales, independent dealers and sales agents. The Underground Group has approximately 6 direct sales employees who focus on the large machines and 7 dealer representatives who focus on the smaller drills and trenchers that are sold exclusively through a dealer network.

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

Employees

At December 31, 2003, the Underground Group segment employed 315 individuals, of which 237 were engaged in manufacturing, 29 in engineering and 49 in selling, general and administrative functions.

Backlog

The backlog for the Underground Group segment at December 31, 2003 and 2002 was approximately $8,349,000 and $7,165,000, respectively, restated to reflect the acquisition of the Case product line.

Other Business Units

This category consists of the Company's business units that do not meet the requirements for separate disclosure as an operating segment. At December 31, 2003, these other operating units included Astec Insurance Company and Astec Industries, Inc., the parent company. Previously, this category also included Astec Transportation, Inc. and Astec Financial Services, Inc. During 2003, the Company liquidated the assets of Astec Transportation, Inc. This former subsidiary both owned and leased over-the-road tractors and trailers for delivery of the Company's large equipment to its customers. Currently, equipment is delivered primarily using common carriers independent of the Company. During 2003, revenues in this category are derived predominantly from operating leases, installment loans and other financial products that were offered by Astec Financial Services, Inc. As discussed earlier, on December 31, 2002, the Company exited the equipment financing business conducted through Astec Financial Services, Inc., a wholly owned subsidiary of the Company. The Company continues to receive payments and service certain notes receivable of Astec Financial Services, Inc.

Employees

At December 31, 2003, the Other Business Units segment employed 21 individuals, all of which were engaged in general and administrative functions.

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

Employees

At December 31, 2003, the Company and its subsidiaries employed 2,547 individuals, of which 1,774 were engaged in manufacturing, 223 in engineering, including support staff, and 550 in selling, administrative and management functions.

Telsmith has a labor agreement covering approximately 108 manufacturing employees, which expires on October 13, 2004. None of Telsmith's other employees are covered by a collective bargaining agreement.

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

Manufacturing

The Company manufactures many of the component parts and related equipment for its products, while several large components of their products are purchased "ready for use". Such items include engines, axles, tires and hydraulics. In many cases, the Company designs, engineers and manufactures custom component parts and equipment to meet the particular needs of individual customers. Manufacturing operations during 2003 took place at eighteen separate locations. The Company's manufacturing operations consist primarily of fabricating steel components and the assembly and testing of its products to ensure that the Company achieves quality control standards.

Seminars and Technical Bulletins

The Company periodically conducts technical and service seminars, which are primarily for contractors, employees and owners of asphalt mixing plants. In 2003, approximately 350 representatives of contractors and owners of hot-mix asphalt plants attended seminars held by the Company in Chattanooga, Tennessee. These seminars, which are taught by Company management and employees, cover a range of subjects including technological innovations in the hot-mix asphalt, aggregate processing, paving, milling, and recycle markets.

The Company also sponsors executive seminars for the management of the customers of Astec, Inc., Heatec, CEI and Roadtec. Primarily, members of the Company's management conduct the various seminars, but outside speakers and discussion leaders are also utilized.

During 2003, service training seminars were also held at the Roadtec facility for approximately 300 outside customer service representatives. Also during 2003, Telsmith had technical seminars for approximately 60 customer representatives at Telsmith's facility in Wisconsin.

Product training seminars for the directional drill and auger boring product lines were held at the Astec Underground facility in Loudon, Tennessee for approximately 150 dealers and customers.

In addition to seminars, the Company publishes a number of technical bulletins detailing various technological and business issues relating to the asphalt industry.

Patents and Trademarks

The Company seeks to obtain patents to protect the novel features of its products. The Company and its subsidiaries hold 114 United States patents and 78 foreign patents. There are 32 United States and foreign patent applications pending.

The Company and its subsidiaries have approximately 68 trademarks registered in the United States including logos for Astec, Telsmith, Roadtec and Trencor, and the names ASTEC, TELSMITH, HEATEC, ROADTEC, TRENCOR, AMERICAN AUGERS, KOLBERG, JCI and PIONEER. Twenty-three trademarks are also registered in foreign countries, including Canada, Great Britain, Mexico, New Zealand, India and Italy. The Company has 7 United States and foreign trademark applications pending.

Engineering and Product Development

The Company dedicates substantial resources to engineering and product development. At December 31, 2003, the Company and its subsidiaries had 223 full-time individuals employed domestically in engineering and design capacities.

Seasonality and Backlog

In the normal season trend, revenues are strongest during the first three quarters of the year with the fourth quarter consistently being the weakest of the quarters. Operations during the entire year in 2003 were significantly impacted by the various economic factors discussed in the following paragraphs.

As of December 31, 2003, the Company had a backlog for delivery of products at certain dates in the future of approximately $79,402,000. At December 31, 2002, the total backlog was approximately $60,698,000. The Company's contracts reflected in the backlog are not, by their terms, subject to termination. Management believes that the Company is in substantial compliance with all manufacturing and delivery timetables.

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

Many of our customers depend substantially on government funding of highway construction and maintenance and other infrastructure projects. Any decrease or delay in government funding of highway construction and maintenance and other infrastructure projects could cause our revenues and profits to decrease. Federal government funding of infrastructure projects is usually accomplished through bills, which establish funding over a multi-year period. On September 30, 2003, the six-year federal-aid highway program, the Transportation Equity Act for the 21st Century ("TEA-21"), expired. A six-year TEA-21 reauthorization bill is currently being negotiated by Congress. As part of the fiscal year 2004 budget resolution, the Surface Transportation Extension Act of 2003 provided for $14.1 billion for road resurfacing. In addition, on September 30, 2003, President Bush signed legislation that extended the authority to distribute federal highway and transit funds until February 29, 2004. Further legislation has been entered into to extend authorization of the funding through April 30, 2004. Short-term extensions are necessary to keep federal highway and transit funds flowing while Congress continues working to enact the six-year TEA-21 reauthorization measure. If the reauthorization measure is not enacted into law by the April 30, 2004 extension deadline and if further extensions are not entered into, highway funding may stop until such reauthorization bill or extensions are enacted. Even if entered into, the highway legislation may be revised in future congressional sessions and federal funding of infrastructure may be decreased in the future, especially in the event of an economic recession. In addition, Congress could pass legislation in future sessions, which would allow for the diversion of highway funds for other national purposes or could restrict funding of infrastructure projects unless states comply with certain federal policies.

An increase in the price of oil or decrease in the availability of oil could reduce demand for our products. Significant increases in the purchase price of certain raw materials used to manufacture our equipment could have a negative impact on the cost of production and related gross margins.

A significant portion of our revenues relates to the sale of equipment that produces asphalt mix. A major component of asphalt is oil, and asphalt prices correlate with the price and availability of oil. A rise in the price of oil or a material decrease in the availability of oil would increase the cost of producing asphalt, which would likely decrease demand for asphalt, resulting in decreased demand for our products. This would likely cause our revenues and profits to decrease. In fact, rising gasoline, diesel fuel and liquid asphalt prices significantly increased the operating and raw material costs of our contractor and aggregate producer customers, reducing their profits and causing delays in some of their capital equipment purchases. These delays, along with the slowdown in the U.S. economy, decreased demand for several key categories of products in 2003.

The Company was notified of and incurred steel price increases and steel surcharges beginning in early 2004. Factors contributing to the increased steel costs are: 1) China's strong economy and its increased steel consumption and purchase of U.S. scrap steel; 2) the weakened U.S. dollar's dissuasion of foreign steel exports to the U.S.; 3) shortages of coke and iron ore; and 4) increased demand for steel in Korea and the U.S. Some types of steel are currently only available on an allocation basis determined by prior year purchases. Although the Company is passing along a portion of the increased steel costs to its customers by way of surcharges and temporary price increases, continued significant steel cost increases to the Company, in addition to potential limitation of the steel supply by mills, could negatively impact the Company's gross margins and financial results.

Downturns in the general economy or the commercial construction industry may adversely affect our revenues and operating results.

General economic downturns, including downturns in the commercial construction industry, could result in a material decrease in our revenues and operating results. In fact, we believe that the economic downturn and political uncertainty during 2003 has negatively affected our expected revenue growth which has increased the competitive pricing pressure in the market. Demand for many of our products, especially in the commercial construction industry, is cyclical. Sales of our products are sensitive to the states of the U.S., foreign and regional economies in general, and in particular, changes in commercial construction spending and government infrastructure spending. In addition, many of our costs are fixed and cannot be quickly reduced in response to decreased demand. We could face a downturn in the commercial construction industry based upon a number of factors, including:

  a decrease in the availability of funds for construction;
  labor disputes in the construction industry causing work stoppages;
  rising gas and fuel oil prices;
  rising steel prices and steel-up charges;
  rising interest rates;
  energy or building materials shortages; and
  inclement weather.

We may be unsuccessful in complying with the financial ratio covenants or other provisions of our amended credit agreement.

As of December 31, 2003, the Company was not in compliance with one financial covenant contained in the credit agreement dated as of May 14, 2003, as amended. On March 3, 2004, the Company's lending syndicate waived the covenant violation and amended the covenant requirement through 2004 with an amendment effective December 31, 2003. The Company may be unable to comply with the amended covenant or the other financial covenants in the credit facility. If such violations occur, the lenders could elect to pursue their contractual remedies under the credit facility, including requiring immediate repayment in full of all amounts outstanding. The Company may also be unable to secure adequate or timely replacement of financing to repay its lenders in the event of an unanticipated repayment demand.

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

We currently face strong competition in product performance, price and service. Some of our national competitors have greater financial, product development and marketing resources than we have. If competition in our industry intensifies or if our current competitors enhance their products or lower their prices for competing products, we may lose sales or be required to lower the prices we charge for our products. This may reduce revenue from our products and services, lower our gross margins or cause us to lose market share. In fact, some key competitors slashed prices in 2002 and 2003 in an effort to make sales as demand in our industry slowed. As a result, we experienced price erosion and lower gross margins.

As an innovative leader in the asphalt and aggregate industries, we occasionally undertake the engineering, design, manufacturing and construction of equipment systems that are new to the market. Estimating the cost of such innovative equipment can be difficult and could result in our realization of significantly reduced or negative margins on such projects.

In the past, the Company experienced negative margins on certain large, specialized aggregate systems projects. These large contracts included both existing and innovative equipment designs, on-site construction and minimum production levels. Since it can be difficult to achieve the expected production results during the project design phase, field testing and redesign may be required during project installation, resulting in added cost. In addition, due to any number of unforeseen circumstances, which can include adverse weather conditions, projects can incur extended construction and testing delays which can cause significant cost overruns. We may not be able to sufficiently predict the extent of such unforeseen cost overruns and may experience significant losses on specialized projects.

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

In 2003, international sales represented approximately 22% of our total sales. We plan to continue to increase our presence in international markets. In connection with any increase in international sales efforts, we will need to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist. Any difficulties in expanding our international sales may divert management's attention from our existing operations. In addition, international revenues are subject to the following risks:

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

  ability to secure adequate or timely replacement of financing to repay its lenders;

  liquidity and capital expenditures;

  compliance with government regulations;

  compliance with manufacturing and delivery timetables;

  forecasting of results;

  general economic trends and political uncertainty;

  government funding and growth of highway construction;

  integration of acquisitions;

  financing plans;

  industry trends;

  pricing and availability of oil;

  competition in our business segments;

  product liability and other claims; and

  protection of proprietary technology.

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

In addition to the risks and uncertainties identified elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, the risk factors described in the preceeding section under the caption "Risk Factors" should be carefully considered when evaluating the Company's business and future prospects.

Internet Website.

The Company's internet website can be found at www.astecindustries.com. The Company makes available free of charge on or through our internal website, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed, or furnished, to the Securities and Exchange Commission.

Item 2. PROPERTIES

The location, approximate square footage, acreage occupied and principal function of the properties owned or leased by the Company are set forth below:

Location	Approximate Square Footage	Approximate Acreage	Principal Function
Chattanooga, Tennessee	424,000	59	Corporate and subsidiary offices, manufacturing - Astec
Chattanooga, Tennessee	-	63	Storage yard - Astec
Cleveland, Tennessee	28,400	3	Offices and manufacturing - Astec
Rossville, Georgia	40,500	3	Manufacturing - Astec
Chattanooga, Tennessee	84,200	5	Offices and manufacturing - Heatec
Chattanooga, Tennessee	135,000	15	Offices and manufacturing - Roadtec
Chattanooga, Tennessee	51,200	7	Manufacturing and parts warehouse - Roadtec
Chattanooga, Tennessee	5,000	2	Offices - Astec Industries, Inc.
Mequon, Wisconsin	203,000	30	Offices and manufacturing - Telsmith
Sterling, Illinois	32,000	8	Offices and manufacturing - PEP
Grapevine, Texas	176,000	52	Offices and manufacturing - Trencor (held for sale)
Lakeville, Massachusetts	800	-	Leased sales and service office - Telsmith
Loudon, Tennessee	299,000	108	Offices and manufacturing - Trencor
Eugene, Oregon	130,000	8	Offices and manufacturing - JCI
Eugene, Oregon	25,600	3	Leased offices and manufacturing - JCI
Inman, South Carolina	13,600	8	Leased to a third party
Albuquerque, New Mexico	112,300	14	Offices and manufacturing - CEI (partially leased to a third party)
Yankton, South Dakota	252,000	50	Offices and manufacturing - KPI
West Salem, Ohio	100,000	29	Offices and manufacturing - American Augers
Thornbury, Ontario, Canada	55,000	12	Offices and manufacturing - BTL
Riverside, California	18,000	-	Leased offices and manufacturing - Breaker Technology and Roadtec
Solon, Ohio	5,700	-	Leased offices and manufacturing - Breaker Technology, Inc.
Morris, Minnesota	152,000	30	Offices and manufacturing - Superior
Covington, Georgia	19,000	6	Offices and manufacturing - Pavement Technology (held for sale)
Tacoma, Washington	41,000	5	Offices and manufacturing - Carlson
Cape Town, South Africa	400	-	Leased sales office and warehouse - Osborn
Durban, South Africa	300	-	Leased sales office and warehouse - Osborn
Witbank, South Africa Welkom, South Africa	500 300	- -	Leased sales office and warehouse - Osborn Leased sales office and warehouse -Osborn
Johannesburg, South Africa	156,100	18	Offices and manufacturing - Osborn

Management believes that each of the Company's facilities provides office or manufacturing space suitable for its current needs and considers the terms under which it leases facilities to be reasonable.

Item 3. Legal Proceedings

We are involved in various lawsuits and claims arising in the normal course of business. Management has reviewed all claims and lawsuits and, upon the advice of counsel, has made provision for any estimable losses; however, the Company is unable to predict the ultimate outcome of the outstanding claims and lawsuits. Although the outcomes of these other lawsuits and claims are uncertain, we do not believe any of them will have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fiscal quarter ended December 31, 2003.

Executive Officers of the Registrant

The name, title, ages and business experience of the executive officers of the Company are listed below.

J. Don Brock, Ph.D., P.E., has been President and a Director of the Company since its incorporation in 1972 and assumed the additional position of Chairman of the Board in 1975. He was the Treasurer of the Company from 1972 until 1994. From 1969 to 1994, Dr. Brock was President of the Asphalt Division of CMI Corporation. He earned his Ph.D. degree in mechanical engineering from the Georgia Institute of Technology. Dr. Brock and Thomas R. Campbell, Group Vice President - Mobile Asphalt Paving and Underground, are first cousins. He is 65.

F. McKamy Hall, a Certified Public Accountant, became Chief Financial Officer during 1998 and has served as Vice President and Treasurer since 1997. He has served as Corporate Controller of the Company since 1987. From 1985 to 1987, Mr. Hall was Vice President of Finance at Quadel Management Corporation, a company engaged in real estate management. Mr. Hall has an undergraduate degree in accounting and a Master of Business Administration degree from the University of Tennessee at Chattanooga. He is 61.

Albert E. Guth became Vice President - Administration and Secretary of Astec Industries, Inc. on January 1, 2003. He served as President of Astec Financial Services, Inc. from 1996 to December 31, 2002. He served as Chief Financial Officer of the Company from 1987 through 1996, as Senior Vice President from 1984 to 1997, Secretary of the Company from 1972 to 1997, and Treasurer from 1994 to 1997. Mr. Guth, who has been a director since 1972, was Vice President of the Company from 1972 until 1984. From 1969 to 1972, Mr. Guth was the Controller of the Asphalt Division of CMI Corporation. He is 64.

W. Norman Smith was appointed Group Vice President-Asphalt in 1998 and has served as the President of Astec, Inc. since 1994. He formerly served as President of Heatec, Inc. from 1977 to 1994. From 1972 to 1977, Mr. Smith was a Regional Sales Manager with the Company. From 1969 to 1972, Mr. Smith was an engineer with the Asphalt Division of CMI Corporation. Mr. Smith has also served as a director of the Company since 1982. He is 64.

Robert G. Stafford was appointed Group Vice President - Aggregate and Mining in 1998. From 1991 to 1998, he served as President of Telsmith, Inc., a subsidiary of the Company. Between 1987 and 1991, Mr. Stafford served as President of Telsmith, Inc., a subsidiary of Barber-Greene. From 1984 until the Company's acquisition of Barber-Greene in December 1986, Mr. Stafford was Vice President - Operations of Barber-Greene and General Manager of Telsmith. He became a director of the Company in March 1988. He is 65.

Thomas R. Campbell was appointed Group Vice President - Mobile Asphalt Paving & Underground in November 2001. He has served as President of Roadtec, Inc. since 1988. He has served as President of Trencor, Carlson Paving Products and American Augers since November 2001. From 1981 to 1988, he served as Operations Manager of Roadtec. Mr. Campbell and J. Don Brock, President of the Company, are first cousins. He is 54.

James G. May has served as President of Heatec, Inc. since 1994. From 1984 until 1994, he served as Vice President of Engineering of Astec, Inc. He is 59.

Richard A. Patek became President of Telsmith, Inc. in May of 2001. He served as President of Kolberg-Pioneer, Inc. from 1997 until that time. From 1995 to 1997, he served as Director of Materials of Telsmith, Inc. From 1992 to 1995, Mr. Patek was Director of Materials and Manufacturing of the former Milwaukee plant location. From 1978 to 1992, he held various manufacturing management positions at Telsmith. Mr. Patek is a graduate of Milwaukee School of Engineering. He is 47.

Frank D. Cargould became President of Breaker Technology Ltd. and Breaker Technology, Inc. on October 18, 1999. The Breaker Technology companies were formed on August 13, 1999 when the Company purchased substantially all of the assets of Teledyne Specialty Equipment's Construction and Mining business unit from Allegheny Teledyne Inc. From 1994 to 1999, he was Director of Sales - East for Teledyne CM Products, Inc. He is 61.

Jeffery J. Elliott became President of Johnson Crushers, Inc. in December, 2001. From 1999 to 2001, he served as Senior Vice President for Cedarapids, Inc., (a Terex company), and from 1996 to 1999, he served as Vice President of the Crushing and Screening Group. From 1978 to 1996, he held various domestic and international sales and marketing positions with Cedarapids, Inc. He is 50.

Neil E. Schmidgall has been President of Superior Industries of Morris, Inc., which was acquired by the Company on November 1, 1999, since 1972. Since 1992, Mr. Schmidgall has been a director and partner of First Federal Savings Bank of Morris. He is 58.

Timothy Gonigam was appointed President of Production Engineered Products, Inc. on October 1, 2000. From 1995 to 2000, Mr. Gonigam held the position of Sales Manager for Production Engineered Products, Inc. He is 41.

Alan L. Forsyth has been Managing Director of Osborn Engineered Products SA (Pty) Ltd. since 1999. The Company purchased the materials handling and processing products division of the Boart-Longyear Division of Anglo Operations Limited on September 29, 2000. From 1998 to 1999, Mr. Forsyth was Deputy Managing Director and served as Divisional Director from 1987 to 1998. He is 51.

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

The high and low sales prices of the Company's Common Stock as reported on the Nasdaq Stock Market for each quarter during the last two fiscal years are as follows:

	Price Per Share
2003	High	Low
1st Quarter	$10.25	$5.21
2nd Quarter	$ 9.33	$5.50
3rd Quarter	$12.72	$8.35
4th Quarter	$14.08	$9.75

	Price Per Share
2002	High	Low
1st Quarter	$18.10	$ 9.30
2nd Quarter	$19.80	$14.73
3rd Quarter	$16.48	$ 8.30
4th Quarter	$11.00	$ 8.45

As of February 25, 2004, there were approximately 3,600 holders of the Company's Common Stock.

During the year ended December 31, 2003, we had no sales of unregistered securities.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company maintains disclosure controls and procedures that provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-a5(f) under the Securities Exchange Act of 1934, as amended) that occurred during the year ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding the Company's directors, executive officers, audit committee, and audit committee financial expert are included under the caption "Election of Directors - Certain Information Concerning Nominees and Directors" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 27, 2004 is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Exchange Act is also included under Section 16(a) "Filing Requirements" in the Company's definitive Proxy Statement, which is incorporated herein by reference.

The Company's Board of Directors has approved a Code of Conduct and Ethics that applies to the Company's employees, directors and officers (including the Company's principal executive officer, principal financial officer and principal accounting officer). The Code of Conduct and Ethics will be available on the Company's website at www.astecindustries.com/investors/default.htm prior to the date of the 2004 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information included under the caption, "Executive Compensation" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 27, 2004 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information included under the captions "Election of Directors - Certain Information Concerning Nominees and Directors," "Common Stock Ownership of Management" and "Common Stock Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 27, 2004 is incorporated herein by reference.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders
	243,948 (1)	$5.14	0
	2,726,346 (2)	$19.92	165,778
	16,892 (3)	$25.12	133,108
Equity Compensation Plans Not Approved by Shareholders
	18,471 (4)	$13.98	6,529
Total	3,005,657	$18.72	305,415

________________

  1992 Stock Option Plan

  1998 Long-term Incentive Plan
  Executive Officer Annual Bonus Equity Election Plan
  1998 Non-Employee Director Stock Incentive Plan

Equity Compensation Plans Not Approved by Shareholders

Non-Employee Directors Stock Incentive Plan - The Company compensates its Board of Directors members who are not full time employees of the company in the form of an annual retainer, plus meeting fees. In accordance with the company's Non-Employee Directors Stock Incentive Plan, the Company's non-employee directors can elect to be paid their annual retainer fee of $20,000 in Common Stock, deferred stock or stock options. A copy of this plan is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The table above does not include the Supplemental Executive Retirement Plan ("SERP"), a non-qualified deferred compensation plan administered by the Board of Directors of the Company, pursuant to which the Company makes quarterly cash contributions of a certain percentage of named executive officers annual salaries. The Plan invests the cash contributions in Company Common Stock that it purchases on the open market. Upon retirement executives may receive their apportioned contributions of the plan assets as stock or cash.

Item 13. Certain Relationships and Related Transactions

Information included under the caption, "Certain Transactions" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 27, 2004 is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information included under the caption, "Auditors" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 27, 2004 is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The following financial statements and other information appear in Appendix "A" to this Report and are filed as a part hereof:

. Selected Consolidated Financial Data.

. Management's Discussion and Analysis of Financial Condition and Results of Operations.

. Report of Independent Auditors.

. Consolidated Balance Sheets at December 31, 2003 and 2002.

. Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001.

. Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.

. Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2003, 2002 and 2001.

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

10.36

Credit Agreement, dated as of May 14, 2003, among Astec Industries, Inc., Astec, Inc., Heatec, Inc., CEI Enterprises, Inc., Astec Systems, Inc., Telsmith, Inc., Kolberg-Pioneer, Inc., Johnson Crushers International, Inc., Superior Industries of Morris, Inc., Breaker Technology, Inc., Production Engineered Products, Inc., Carlson Paving Products, Inc., RoadTec, Inc., Trencor, Inc., American Augers, Inc., AI Development Group, Inc., AI Enterprises, Inc., Astec Holdings, Inc., Astec Investments, Inc., Astec Transportation, Inc., RI Properties, Inc., TI Services, Inc. and General Electric Capital Corporation (incorporated by reference from the Company's Current Report on Form 8-K dated May 19, 2003, File No. 0-14714).

10.37

Credit Agreement, dated as of May 14, 2003, between Breaker Technology Ltd. and General Electric Capital Canada Inc. (incorporated by reference from the Company's Current Report on Form 8-K dated May 19, 2003, File No. 0-14714).

10.38

Form of Subordinated Convertible Note issued to each of the following former senior note holders: American Life Insurance Company; United of Omaha Life Insurance Company; Companion Life Insurance Company; The Guardian life Insurance Company of America; The Guardian Insurance & Annuity Company, Inc.; Fort Dearborn life Insurance Company; National Life Insurance Company; Nationwide Life Insurance Company; Nationwide life and Annuity Insurance Company; Unum Life Insurance Company; Teachers Insurance and Annuity Association of America; Life Insurance Company of the Southwest; Berkshire Life Insurance Company of America (incorporated by reference from the Company's Current Report on Form 8-K dated May 19, 2003, File No. 0-14714).

10.39

First Amendment to Credit Agreement, dated September 30, 2003 among Astec Industries, Inc., Astec, Inc., Heatec, Inc., CEI Enterprises, Inc., Astec Systems, Inc., Telsmith, Inc., Kolberg-Pioneer, Inc., Johnson Crushers International, Inc., Superior Industries of Morris, Inc., Breaker Technology, Inc., Production Engineered Products, Inc., Carlson Paving Products, Inc., RoadTec, Inc., Trencor, Inc., American Augers, Inc., AI Development Group, Inc., AI Enterprises, Inc., Astec Holdings, Inc., Astec Investments, Inc., Astec Transportation, Inc., RI Properties, Inc., TI Services, Inc. and General Electric Capital Corporation (incorporated by reference from the Company's Quarterly Report on Form 10-Q dated September 30, 2003, File No. 0-14714).

10.40

Second Amendment to Credit Agreement, dated October 31, 2003 among Astec Industries, Inc., Astec, Inc., Heatec, Inc., CEI Enterprises, Inc., Astec Systems, Inc., Telsmith, Inc., Kolberg-Pioneer, Inc., Johnson Crushers International, Inc., Superior Industries of Morris, Inc., Breaker Technology, Inc., Production Engineered Products, Inc., Carlson Paving Products, Inc., RoadTec, Inc., Trencor, Inc., American Augers, Inc., AI Development Group, Inc., AI Enterprises, Inc., Astec Holdings, Inc., Astec Investments, Inc., Astec Transportation, Inc., RI Properties, Inc., TI Services, Inc. and General Electric Capital Corporation.

10.41

Third Amendment to the Credit Agreement, dated March 3, 2004, effective December 31, 2003, among Astec Industries, Inc., Astec, Inc., Heatec, Inc., CEI Enterprises, Inc., Astec Systems, Inc., Telsmith, Inc., Kolberg-Pioneer, Inc., Johnson Crushers International, Inc., Superior Industries of Morris, Inc., Breaker Technology, Inc., Production Engineered Products, Inc., Carlson Paving Products, Inc., RoadTec, Inc., Trencor, Inc., American Augers, Inc., AI Development Group, Inc., AI Enterprises, Inc., Astec Holdings, Inc., Astec Investments, Inc., Astec Transportation, Inc., RI Properties, Inc., TI Services, Inc. and General Electric Capital Corporation.

10.42

First Amendment to the Credit Agreement dated March 3, 2004, effective December 31, 2003, among Breaker Technology, Ltd, an Ontario corporation and General Electric Capital Canada Inc., a Canada corporation.

22	Subsidiaries of the Registrant

23	Consent of Independent Auditors

31.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant Rule 13a-14/15d/14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

31.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant Rule 13a-14/15d/14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*	Management contract or compensatory plan or arrangement.

(b)	On October 21, 2003 the Registrant filed a Current Report on Form 8-K for the purpose of furnishing the Press Release announcing its earnings for the third quarter of 2003.

(c)	The Exhibits to this Report are listed under Item 15(a)(3) above.

(d)	The Financial Statement Schedules to this Report are listed under Item 15(a)(2) above.

______________________________

*The Exhibits are numbered in accordance with Item 601 of Regulation S-K. Inapplicable Exhibits are not included in the list.

APPENDIX "A"
to
ANNUAL REPORT ON FORM 10-K

ITEMS 8 and 15(a)(1) and (2), (c) and (d)

INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

ASTEC INDUSTRIES, INC.

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except as noted * )
	2003	2002	2001	2000	1999
Consolidated Income Statement Data
Net sales	$426,613	$480,590	$455,839	$520,688	$449,627
Selling, general and administrative expenses	69,463	72,407	71,691	69,011	56,280
Goodwill impairment	16,261
Relocation and start-up expenses		3,277
Research and development	8,308	7,631	7,448	6,726	5,356
Income (loss) from operations	(23,169)	616	11,784	47,138	52,521
Interest expense	7,289	10,474	9,367	8,652	4,253
Senior note termination expense	3,837
Net income (loss)	(28,964)	(4,706)	1,992	26,281	31,712
Earnings (loss) per common share*
Basic	(1.47)	(.24)	.10	1.37	1.66
Diluted	(1.47)	(.24)	.10	1.33	1.59

Consolidated Balance Sheet Data
Working capital	$ 81,001	$173,224	$161,867	$153,389	$127,569
Total assets	320,956	416,979	400,691	398,795	355,437
Total short-term debt	36,685	3,220	2,368	1,986	596
Long-term debt, less current maturities	38,696	130,645	127,285	118,511	102,685
Shareholders' equity	167,517	192,647	197,347	194,623	167,258
Book value per common share at year-end*	8.49	9.79	10.07	10.07	8.75
Quarterly Financial Highlights (Unaudited)		First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2003	Net sales	$122,128	$109,840	$106,870	$87,775
	Gross profit	20,607	19,928	18,313	12,016
	Net income (loss)	(1,830)	(2,212)	(785)	(24,137)
	Earnings (loss) per common share*
	Basic	(.09)	(.11)	(.04)	(1.23)
	Diluted	(.09)	(.11)	(.04)	(1.23)

2002	Net sales	$122,442	$126,669	$126,100	$105,379
	Gross profit	27,876	26,625	20,762	8,668
	Net income (loss)	4,635	2,407	(1,438)	(10,310)
	Earnings (loss) per common share*
	Basic	.24	.12	(.07)	(.52)
	Diluted	.23	.12	(.07)	(.52)

Common Stock Price *

2003 High		$10.25	$ 9.33	$12.72	$14.08
2003 Low		5.21	5.50	8.35	9.75

2002 High		$18.10	$19.80	$16.48	$11.00
2002 Low		9.30	14.73	8.30	8.45

The Company's common stock is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market under the symbol ASTE. Prices shown are the high and low bid prices as announced by NASDAQ. The Company has never paid dividends on its common stock.

As determined by the proxy search on the record date by the Company's transfer agent, the number of common shareholders is approximately 3,600.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding forward-looking statements, see "Forward-looking Statements" on page 36.

Results of Operations; 2003 vs. 2002

The Company experienced a net loss for 2003 of $28,964,000, or $1.47 per diluted share, an increase of $24,258,000, compared to a net loss of $4,706,000, or $.24 per diluted share in 2002. The weighted average number of common shares outstanding at December 31, 2003 was 19,671,697 compared to 19,638,103 at December 31, 2002.

Net sales for 2003 were $426,613,000, a decrease of $53,977,000, or 11.2%, compared to net sales of $480,590,000 in 2002.

Domestic sales decreased from $401,284,000 in 2002 to $331,004,000 in 2003, a decrease of $70,280,000, or 17.5%. Domestic sales are primarily generated from equipment purchases made by customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development. Public sector spending at the federal, state and local levels is driven in large part by federal spending under the six-year federal-aid highway program, the Transportation Equity Act for the 21st Century ("TEA-21"), enacted in June 1998. TEA-21 authorized the appropriation of $217 billion in federal aid for road, highway and bridge construction, repair and improvement and other federal highway and transit projects for federal fiscal years October 1, 1998 through September 30, 2003. A new appropriation was enacted setting funding at a level of $33.6 billion for October 1, 2003 through September 30, 2004, but authorizing payment of such funds only through February 29, 2004. The date has been extended until April 30, 2004. The Company believes the primary factor that caused its domestic sales to be negatively impacted in 2003 continued to be the general slowdown in the economy. Offsetting the decrease in domestic sales in 2003 were sales of $20,984,000 in small trenchers, a new product line in 2003. Excluding the sales of small trenchers, domestic sales in 2003 would have decreased $91,264,000 compared to 2002.

In 2003 international sales increased $16,303,000, or 20.6%, to $95,609,000 compared to 2002 international sales of $79,306,000. International sales increased the most in Europe, followed by Africa, Australia and China. Sales declined by $4,083,000 in Central America, followed by South America with a decline of $1,499,000. The weaker dollar contributes to the increase, and the local economy of each country has a major impact.

Parts sales were $99,980,000 in 2003 compared to $99,791,000 in 2002. The Company believes that parts sales did not change significantly in 2003 compared to 2002 as a result of the continued sluggish economy, which causes customers to repair rather than purchase new equipment.

Gross profit decreased to $70,864,000, or 16.6% of net sales in 2003, compared to $83,931,000, or 17.5% of net sales in 2002. The primary factors that caused gross profit in 2003 to decrease from the gross profit in 2002 include: an under utilization of capacity of $10.1 million, decreased sales volumes in the Asphalt and Aggregate Groups as described below, decreased prices as a result of competitive price pressure, continued start-up losses at the Loudon, Tennessee facility of $8.1 million and writedown of used and rental equipment of $4.2 million. These factors were offset by the manufacturing expenses, including labor and manufacturing overhead, being reduced $10.1 million in 2003 versus 2002.

In 2003 selling, general and administrative ("SG&A") expenses decreased by $2,944,000 to $69,463,000, or 16.3% of 2003 net sales, from $72,407,000, or 15.1% of net sales in 2002. The decrease in SG&A in 2003 compared to 2002 was primarily due to lower payroll and related taxes, health insurance, legal, professional, advertising and marketing expenses. The decrease in SG&A was partially offset by additional SG&A expenses of $2,926,000 related to the small trencher product line that was added in 2003 at the Loudon, Tennessee facility. An additional offset of $2,470,000 in refinancing expense was included in SG&A.

Goodwill impairment charges of $16,261,000 were booked in 2003 as a result of evaluations completed under Statement of Financial Accounting Standards No. 142 for each reporting unit. By operating segment, the charges are $11,734,000 for the Underground Group, $1,287,000 for the Aggregate Group, $2,310,000 for the Mobile Asphalt Paving Group, and $930,000 for the Asphalt Group.

Relocation and start-up expenses in 2002 related to the move from Grapevine, Texas to Loudon, Tennessee and the move of the small trencher product line from Wichita, Kansas to Loudon, Tennessee.

Research and development expenses increased by $677,000, or 8.9%, from $7,631,000 in 2002 to $8,308,000 in 2003. The increase is related to the increased expenses of the expanded operations at Loudon, Tennessee. Research and development expenditures resulted in new products and product enhancements introduced in 2003.

Interest expense for 2003 decreased by $3,185,000, or 30.4%, to $7,289,000 from $10,474,000. This equates to 1.7% of net sales in 2003 compared to 2.2% of net sales for 2002. The decrease in dollars related to reduced debt levels and more favorable interest rates after a new credit arrangement was entered into in May of 2003.

Senior note termination expense of $3,837,000 was incurred in 2003 as part of the refinancing of debt in May 2003. This amount is in addition to the $2,470,000 of refinancing expenses included in SG&A.

For 2003, the Company had a net income tax benefit of $4,486,000, or 13.4% of the pre-tax loss, compared to the 2002 benefit of $2,511,000, or 35.2% of the 2002 pre-tax loss. The largest contributor to the reduction in the effective tax benefit rate was non-deductible goodwill impairment charges of $15,851,000. Additionally, the establishment of a $1,049,000 valuation allowance for certain state tax loss carryforwards reduced the effective tax rate. The Company expects to utilize the remaining deferred tax asset in connection with future profitability, expected gain on the eventual sale of the Grapevine, Texas facility, increased backlog and the improving economy. There can be no assurances that these events will occur and there are no assurances that the remaining net deferred tax asset will be fully realized.

The backlog at December 31, 2003 was $79,402,000 compared to $60,698,000 at December 31, 2002, which represents a 30.8% increase. The backlog for the Asphalt Group decreased slightly, while backlogs for Aggregate, Mobile, and Underground Groups increased. The Company is unable to determine whether this backlog effect was experienced by the industry as a whole. We are unable to assess the amount of the impact attributable to the TEA-21 legislation, which became effective in October 1998 and ended September 30, 2003. New long-term legislation is under consideration and the funding for October 1, 2003 through April 30, 2004 has been authorized. The Company believes that customers are looking forward to a six-year renewal of federal highway funding. The Company believes the increased backlog reflects an improvement in customer confidence that the economic conditions in the United States are improving, which should result in increased state fuel tax revenue and increased commercial projects.

Even though the funding has only been authorized through April 2004, extension of TEA-21 funding through September 2004 has been set at $33.6 billion compared to $31.6 billion in 2003. Unquestionably, the Company believes that increased funding is needed to restore the nation's highways to a quality level required for safety, fuel efficiency and mitigation of congestion. In the Company's opinion, amounts needed are significantly above amounts proposed and funding mechanisms such as the federal usage fee per gallon, which has not been increased in eleven years, would need to be increased along with other measures to generate the funds needed.

Asphalt Group: For 2003, this segment had sales of $119,302,000 compared to $165,951,000 for 2002, a decrease of $46,649,000, or 28.1%. The segment loss for 2003 was $2,712,000 compared to a profit of $3,127,000 for 2002, for a decrease of $5,839,000. The primary reason for the decrease in sales is the decrease in domestic equipment sales. Continuing competitive price pressure, under utilization of capacity, and writedowns and loss on used equipment significantly impacted gross profits and segment income. The goodwill impairment impact to this segment was $930,000.

Aggregate and Mining Group: For 2003, sales for this segment decreased $21,652,000, or 10.9%, to $177,708,000 compared to $199,360,000 for 2002. The decrease in domestic sales was primarily due to reduced aggregate equipment sold as a complete system. Segment profit for 2003 decreased $2,784,000, or 35.2%, to $5,124,000 from $7,908,000 for 2002. Competitive price pressure, under utilization of capacity, cost overruns on systems jobs, sale of used equipment, unfavorable exchange rates and warranty costs impacted gross profit and segment income. Goodwill impairment for this segment was $1,287,000.

Mobile Asphalt Paving Group: For 2003, sales in this segment increased $3,247,000, or 4.5%, to $75,153,000 from $71,906,000 in 2002. Both domestic and international sales increased from 2002. Segment profit for 2003 decreased $3,592,000, or 86.5%, to $560,000 from $4,152,000 for 2002. Writedown of and loss on sales of used equipment were the primary factors that negatively impacted the 2003 profit. Goodwill impairment charges of $2,310,000 were booked in 2003 for this segment.

Underground Group: For 2003, sales in this segment increased $12,955,000, or 32.8%, to $52,410,000 from $39,455,000 for 2002, primarily due to the addition of the Case small trencher product line. Segment losses for 2003 increased $13,544,000, or 160.1%, to a loss of $22,004,000 from a loss of $8,460,000 during 2002, primarily from goodwill impairment charges of $11,734,000 and under utilization of capacity and continued start-up expenses of the Case and Trencor product lines in Loudon, Tennessee of $8.1 million, excluding goodwill. In 2002, relocating the Case New Holland product line from Kansas to Tennessee and the associated start-up expenses in Loudon totaled approximately $3,277,000 in 2002.

Results of Operations; 2002 vs. 2001

The Company experienced a net loss for 2002 of $4,706,000, or $.24 per diluted share, a decrease of $6,698,000 compared to net income of $1,992,000, or $.10 per diluted share in 2001. The weighted average number of common shares outstanding at December 31, 2002 was 19,638,103 compared to 19,753,226 at December 31, 2001.

Net sales for 2002 were $480,590,000, an increase of $24,751,000, or 5.4%, compared to net sales of $455,839,000 in 2001.

Domestic sales increased from $364,428,000 in 2001 to $401,284,000 in 2002, an increase of $36,856,000, or 10.1%. During 2002, domestic sales continued to be impacted by a general economic slowdown throughout the year. Sales increased in the Asphalt and Aggregate Groups. In the Asphalt Group, parts sales, international sales, used equipment and systems jobs sales increased. Systems sales were the primary reason for the sales increase.

International sales decreased $12,105,000, or 13.2%, in 2002, to $79,306,000, compared to 2001 international sales of $91,411,000. Sales declined by $10,740,000 in Central America. This decrease affected all segments except Asphalt. The second largest decrease was in Europe, with a decline in all segments totaling $6,830,000. In Central America, this change was primarily the result of one large systems job for approximately $8,769,000 in 2001. In Europe, the primary declines were in systems, mobile paving equipment and underground drilling equipment.

Parts sales increased from $93,493,000 in 2001 to $99,791,000 in 2002, an increase of $6,298,000, or 6.7%. All segments focused heavily on parts sales and achieved an increase. Due to the sluggish economy, customer equipment was being repaired instead of replaced.

Gross profit decreased to $83,931,000, or 17.5% of net sales in 2002 compared to $90,924,000, or 20.0% of net sales in 2001. Under utilization of capacity, decreased sales volumes (except in the Aggregate Group and Asphalt Group), competitive price pressure, cost overruns on systems jobs that were completed in 2002 and writedown of used equipment resulted in a reduction in gross profits in 2002 compared to 2001 for all segments except the Aggregate Group.

In 2002 selling, general and administrative expenses increased to $72,407,000, or 15.1% of net sales, from $71,691,000, or 15.7% of net sales in 2001. Increased bank fees related to the Company's credit facility totaled $750,000, while approximately $963,000 of the increase in 2002 was due to the Con-Expo exhibition, a trade show that is held every three years. Reduced legal and other expenses in selling, general and administrative expenses partially offset these items.

Research and development expenses increased by $183,000, or 2.5%, from $7,448,000 in 2001 to $7,631,000 in 2002. In spite of the slow economic conditions, the Company continued to enhance its current products with innovative features that benefit the customer. Product improvement and development continued in an efficient manner.

Interest expense for 2002 increased to $10,474,000 from $9,367,000, or 2.2% of net sales, from 2.1% of net sales for 2001. The increase related primarily to interest rate increases required by lenders as a result of covenant violations during the year.

For 2002, the Company had a net income tax benefit of $2,511,000, or 35.2% of the pre-tax loss, compared to an income tax expense of $1,481,000, or 41.2% of the 2001 pre-tax income. The permanent non-tax deductible items decreased the taxable loss in 2002 and increased the taxable loss in 2001.

The backlog at December 31, 2002 was $60,698,000 compared to $70,061,000 at December 31, 2001 (restated to reflect the addition of the Case New Holland trencher line). The backlog for Asphalt Group orders, Aggregate Group orders and Underground Group orders decreased while the backlog for the Mobile Group increased. While the backlog reflected a decline in sales, management believed that the decline was reflective of the then-current economic conditions in the United States and the then-current hesitancy of the Company's customers to commit to capital equipment purchases. The hesitancy was a result of uncertainty of our customers regarding economic conditions, concern relating to highway funding by the states, lack of sufficient TEA-21 federal funding, concern over possible war impacts and concern over the increase in the price of oil.

Asphalt Group: For 2002, this segment had sales of $165,951,000 compared to $142,674,000 for 2001, an increase of $23,277,000, or 16.3%. Segment profit decreased $1,895,000, or 37.7%, to $3,127,000 for 2002 compared to a segment profit of $5,022,000 for 2001. The primary reason for the increase in sales was the increase in domestic equipment sales, parts sales, used equipment and international sales of $6,059,000. Competitive price pressure and under utilization of capacity significantly impacted gross profits and segment income. Negative gross margins on highly specialized and customized jobs, especially in the construction and installation phase of the jobs, impacted gross margins substantially.

Aggregate and Mining Group: For 2002, sales for this segment increased $16,492,000, or 9.0%, to $199,360,000 compared to $182,868,000 for 2001. The increase in domestic sales of $29,995,000 was primarily due to increased systems sales. Segment profit for 2002 increased $447,000, or 6.0%, to $7,908,000 from $7,461,000 for 2001. Construction and manufacturing cost overruns on systems jobs, competitive price pressure, under utilization of capacity and product mix impacted gross profit and segment income. International sales declined $13,503,000.

Mobile Asphalt Paving Group: For 2002, sales in this segment decreased $6,582,000, or 8.4%, to $71,906,000 from $78,488,000 in 2001. Both domestic and international sales decreased from 2001. International sales during 2002 declined $1,771,000 from 2001. Segment profit for 2002 decreased $4,869,000, or 54.0%, to $4,152,000 from $9,021,000 for 2001. Product mix, under utilization of capacity and increased SG&A expenses impacted the 2002 profit. SG&A included increased selling, legal and exhibition expenses.

Underground Group: For 2002, sales in this segment decreased by $9,200,000, or 18.9%, to $39,455,000 from $48,655,000 for 2001, primarily due to fewer small machine sales to the communications industry. International sales declined $2,889,000. Segment losses for 2002 increased $3,623,000, or 74.9%, to a loss of $8,460,000 from a loss of $4,837,000 during 2001, primarily from under utilization of capacity and expenses of approximately $3,277,000 for moving the Trencor, Inc. operation from Texas to Tennessee, relocating the Case New Holland product line from Kansas to Tennessee and the associated start-up costs in a new location.

Liquidity and Capital Resources

Total short-term borrowings, including current maturities of long-term debt, were $36,685,000 at
December 31, 2003 compared to $3,220,000 at December 31, 2002. As described below, $28.0 million related to the revolver portion of the credit facility is required to be classified as short-term borrowings. In addition, quarterly payments due on the General Electric Capital Corporation ("GE Capital") term loan for 2004 are $5,358,000, additional payments on the term loan for the Grapevine facility will start effective July 1, 2004 at the rate of $500,000 per quarter and outstanding Industrial Development Revenue Bonds accounted for $500,000 of the current maturities of long-term debt at December 31, 2003.

Net cash provided by operating activities for the twelve months ended December 31, 2003 was $8,179,000 compared to $33,622,000 for the twelve months ended December 31, 2002. The decrease in net cash provided by operating activities in 2003 is primarily due to net operating losses of $29.0 million, along with a reduction of accounts payable reflecting lower purchasing activity and a reduction of other accrued liabilities due to the elimination of interest due to the payoff of the senior notes and payment for the initial receipt of purchased parts in connection with the start-up in Loudon, Tennessee. Offsetting the decreases were a $6.9 million tax refund, a decrease in accounts receivables reflecting decreased sales and a reduction in inventory demonstrating the focus to sell used equipment and minimize inventory.

Net cash provided by operating activities for the twelve months ended December 31, 2001 was $1,452,000. The increase in net cash provided by operating activities for 2002 compared to 2001 was primarily due to decreases in inventory and trade receivables, along with increases in trade accounts payable and other accrued liabilities during 2002.

Cash flows from investing activities reflect the collection of finance receivables as a result of the Astec Financial Services, Inc. portfolio sale and the sale of leased equipment in connection with the wind down of Astec Financial Services, Inc.. Investing activities, primarily because of the disposition of Astec Financial Services, Inc. assets, provided cash of $30,421,000 in 2003, but used cash of $14,327,000 in 2002, resulting in a positive improvement of $44,748,000. The Company does not expect any cash provided by investing activities during 2004 unless the Company is successful in selling the Grapevine facility or other unused assets.

Long-term debt, less current maturities, decreased to $38,696,000 at December 31, 2003 from $130,645,000 at December 31, 2002. At December 31, 2003, $28,464,000 was long-term under the GE Capital term loan, $10,200,000 was outstanding under the long-term principal portion of Industrial Revenue Bonds, and $32,000 was outstanding under other notes.

On September 10, 2001 the Company entered into an unsecured $125,000,000 revolving loan agreement with a syndicate of banks. At December 31, 2002 the Company was utilizing $31,902,000 of the $58,200,000 amount then available under the credit facility for borrowing and an additional $21,300,000 to support outstanding letters of credit (primarily for industrial revenue bonds). At December 31, 2002 the Company also had $80,000,000 of senior notes held by private institutions.

On May 14, 2003 the Company refinanced its revolving credit facility and senior note agreement with new credit facilities of up to $150,000,000 through GE Capital secured by the Company's assets. As part of the refinancing agreement, the Company entered into a term loan in the amount of $37,500,000 with an interest rate of one percent (1%) above the Wall Street Journal prime rate. At a later date, the Company may elect an interest rate at a percentage above the LIBOR. The term loan requires quarterly principal payments of $1,339,286 on the first day of each quarter beginning July 1, 2003, with the final installment of the principal balance due on May 14, 2007.

The credit agreement also included a revolving credit facility of up to $112,500,000, of which available credit under the facility is based on a percentage of the Company's eligible accounts receivable and inventories. Availability under the revolving facility is adjusted monthly and interest is due in arrears. Principal covenants under the loan agreement include a fixed charge coverage ratio covenant and a limitation on capital expenditures.

On September 30, 2003, related to the syndication of the loan by GE Capital, the Company entered into the First Amendment to the Credit Agreement that reduced the availability under the credit facility from $112,500,000 to $87,500,000, which has a $5,000,000 limit for contingent liabilities and guaranteed indebtedness of the Company. The Company requested the reduction in the revolving credit facility to reduce the fees paid for the daily available but unused portion of the revolving facility. In addition, the amendment increased the interest rate to one and one-half percent (1.5%) above prime or, at the election of the Company, to three and one-half percent (3.5%) above LIBOR. This debt modification resulted in a write-off of debt issuance costs of $545,000.

On October 29, 2003, related to the syndication of the loan by GE Capital, the Company amended its credit agreement to: 1) raise the threshold of required lender approval to at least eighty-one percent (81%) for certain material amendments to the credit agreement; and 2) require any overadvances (over the borrowing base formula contained therein) be repaid within sixty (60) days.

At December 31, 2003 the Company was not in compliance with the fixed charge coverage ratio covenant of its credit facility. The violation was waived as part of an amendment to the credit agreement dated
March 3, 2004, which amended the fixed charge coverage ratio for the next three quarters of 2004. At December 31, 2003 the Company was utilizing $27,997,000 of the amount available under the revolving credit facilities, $34,821,000 as term loans under the credit facilities and an additional $16,297,000 to support outstanding letters of credit (primarily for industrial revenue bonds).

As discussed in Note 19 to the consolidated financial statements, the Company has restated the revolving portion of its credit facility for the second quarter ended June 30, 2003 and for the third quarter ended September 30, 2003 in accordance with Emerging Issues Task Force (EITF) Issue 95-22 Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The effect is to restate debt previously reported as long-term debt amounting to $27.8 million and $39.6 million in the second and third quarters of fiscal 2003, respectively, to current liabilities. In accordance with EITF 95-22, the Company has also classified the revolving credit facility as a current liability in its financial statements as of December 31, 2003. The restatement will not have an impact on the Company's total assets, shareholder's equity, liquidity or the results of operations for the impacted quarters or for the year ended December 31, 2003 and will not affect the financial covenants in the Company's credit facilities.

On August 26, 2003 the Company repaid to the Grapevine Industrial Development Corporation the outstanding bond liability dated April 1, 1994 in the amount of $8,000,000 related to the Trencor, Inc. facility in Grapevine, Texas.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., has available a credit facility of approximately $2,985,000 (ZAR 20,000,000) to finance short-term working capital needs, as well as to cover the short-term establishment of credit performance guarantees. As of December 2003 Osborn Engineered Products SA (Pty) Ltd. had no outstanding cash balance due under the credit facility but had approximately $1,293,000 in performance and retention bonds guaranteed under the facility. The facility is secured by the Company's accounts receivable and retention balances. The available facility fluctuates monthly based upon fifty percent (50%) of the Company's accounts receivable, retention and cash balances at the end of the prior month.

On September 10, 2001 the Company and Astec Financial Services, Inc. entered into a note purchase agreement for $80,000,000 of senior secured notes, placed with private institutions, due September 10, 2011 at a fixed rate of interest of 7.56%. As mentioned above, the Company refinanced its senior secured notes and credit facility in May 2003. In addition, as reported on Form 8-K on May 19, 2003, the Company issued to the former senior note holders subordinated convertible notes in the aggregate principal amount of $10,000,000 to satisfy "make-whole" obligations under the senior notes by reason of the prepayment. On July 15, 2003, the Company exercised its right to redeem the subordinated convertible notes for $4,154,000, which included accrued interest through that date. As a result of this redemption, the Company satisfied all of its obligations related to the early payoff and the "make-whole" provision of the senior note agreement.

Capital expenditures in 2004, budgeted at a maintenance level, are expected with some other items, such as machinery and equipment currently used at a leased facility and buyout of a machinery and equipment lease, to be approximately $7,416,000. The Company expects to finance these expenditures using the available capacity under the Company's revolving credit facility and internally generated funds. Capital expenditures for 2003 were $3,588,000 compared to $19,274,000 in 2002. Capital expenditures for 2002 included the purchase of the Loudon, Tennessee facility, machinery and equipment for approximately $12,800,000.

The Company believes that its current working capital, cash flows generated from future operations and available capacity remaining under its credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements through December 31, 2004. The Company is attempting to sell its Grapevine, Texas facility. The future sale of the Grapevine facility should generate additional funds, the first $6,250,000 of which will be used to reduce the term loan and the remainder will be used to provide working capital or reduce the revolver. There can be no assurances on when, or if, the Company will be successful in selling the Grapevine facility. During 2003 the Company did not depreciate the Grapevine, Texas facility held for sale. For the year ended December 31, 2003 the Company had depreciation expense savings of approximately $283,000 related to assets held for sale.

Market Risk and Risk Management Policies

The Company is exposed to changes in interest rates, primarily from its revolving credit agreements and industrial revenue bonds. Until May 2003, the Company used interest rate derivative instruments to manage exposure to interest rate changes for a portion of its debt arrangements. At December 31, 2003 the Company did not have interest rate derivatives in place. The current fluctuations in interest are subject to normal market fluctuations of interest. A hypothetical 100 basis point adverse move (increase) in interest rates would have adversely affected interest expense by approximately $735,000 for the year ended December 31, 2003. The Company's earnings and cash flows are also subject to fluctuations due to changes in foreign currency exchange rates; however, these fluctuations would not be significant to the Company's consolidated operations.

The Company is subject to foreign exchange risks arising from its foreign operations in its local currency. Foreign operations represented 7.6% and 5.5% of total assets at December 31, 2003 and 2002, respectively, and 9.0% and 7.0% of total revenue for 2003 and 2002, respectively. Assuming foreign exchange rates decreased ten percent (10%) from the December 31, 2003 and 2002 levels, the December 31, 2003 and 2002 shareholders' equity would not be materially affected.

Aggregate Contractual Obligations

The following table discloses aggregate information about the Company's contractual obligations and the period in which payments are due as of December 31, 2003:
	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Revolving credit loan	$ 27,996,898	$ 27,996,898
Long-term debt obligations	45,521,429	6,857,143	$ 11,714,286	$ 17,750,000	$ 9,200,000
Operating lease obligations	3,965,436	2,459,647	1,263,066	188,515	54,208
Purchase obligations	54,987	54,987
Other long-term notes reflected on the registrant's balance sheet under GAAP	1,863,283	1,831,378	21,270	10,635	_______
Total	$ 79,402,033	$ 39,200,053	$ 12,998,622	$ 17,949,150	$ 9,254,208

Contingencies

Management has reviewed all claims and lawsuits and, upon the advice of counsel, has made adequate provision for any estimable losses. However, the Company is unable to predict the ultimate outcome of the outstanding claims and lawsuits.

Certain customers have financed purchases of the Company's products through arrangements in which the Company is contingently liable for customer debt and residual value guarantees aggregating $21,125,000 and $14,749,000 at December 31, 2003 and 2002, respectively. These obligations average three years in duration and have minimal risk. Astec Financial Services, Inc. sold installment loans, finance and operating leases with recourse.

The Company is contingently liable under letters of credit of approximately $16,297,000 primarily related to Industrial Revenue Bonds.

Off-balance Sheet Arrangements

As of December 31, 2003 the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Environmental Matters

Based on information available, management is not aware of the need for environmental reserves.

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

Inventory Valuation: Inventories are valued at the lower of cost or market. The most significant component of the Company's inventories is steel. Open market prices, which are subject to volatility, determine the cost of steel for the Company. During periods when open market prices decline, the Company may need to provide an allowance to reduce the carrying value of the inventory. In addition, certain items in inventory may be considered obsolete, and as such, the Company may establish an allowance to reduce the carrying value of these items to their net realizable value. The amounts in these inventory allowances are determined by the Company based on certain estimates, assumptions and judgments made from the information available at that time. Historically, inventory reserves have been sufficient to provide for proper valuation of the Company's inventory. The Company does not believe it is reasonably likely that the allowance level will materially change in the future.

Allowance for Doubtful Accounts: The Company evaluates its ability to collect accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations, a specific reserve for bad debts is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Additionally, a general percentage of past due receivables is reserved, based on the Company's past experience of collectibility. If circumstances change (i.e., higher than expected defaults or an unexpected materially adverse change in a major customer's ability to meet its financial obligations), estimates of the recoverability of amounts due could be reduced by a material amount. The Company's level of reserves for its customer accounts receivable fluctuates depending upon the factors discussed. Historically, the allowance for doubtful accounts has been sufficient to provide for write-offs of uncollectible amounts. The allowance for doubtful accounts decreased to $1,752,000 at December 31, 2003 from $2,775,000 at December 31, 2002, due primarily to the decreased total of finance receivables held by the former finance subsidiary at December 31, 2003 compared to December 31, 2002. The Company does not believe it is reasonably likely that the allowance level will materially change in the future.

Litigation Contingencies: As a normal course of business in the industry, the Company is named as a defendant in a number of legal proceedings associated with product liability matters. The Company does not believe it is party to any legal proceedings that will have a materially adverse effect on the consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions related to these proceedings.

As discussed in Note 12 of the consolidated financial statements, as of December 31, 2003 the Company has accrued its best estimate of the probable cost for the resolution of these claims. This estimate has been developed in consultation with outside counsel that is handling the defense in these matters and is based upon a combination of litigation and settlement strategies. Certain litigation is being addressed before juries in states where past jury awards have been significant. To the extent additional information arises or strategies change, it is possible that the Company's best estimate of the probable liability in these matters may change.

New Accounting Standards

The Company's two post-retirement medical and life insurance plans provide prescription drug benefits that may be affected by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"), signed into law in December 2003. In accordance with FASB Staff Position FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the effects of the Act on the Company's medical plans have not been included in the measurement of the accumulated post-retirement benefit obligation or net periodic post-retirement benefit cost for 2003. Specific authoritative guidance from the FASB on the accounting for the federal subsidy is pending and that guidance, when issued, may require the Company to restate previously reported information and may require the Company to amend its plans to benefit from the Act.

Forward-Looking Statements

This annual report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements contained anywhere in this Annual Report that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding:

    execution of the Company's growth and operation strategy;
    compliance with covenants in the Company's credit facilities;
    liquidity and capital expenditures;
    sufficiency of working capital, cash flows and available capacity under the Company's credit facilities;
    government funding and growth of highway construction and commercial projects;
    taxes or usage fees;
    financing plans;
    industry trends;
    pricing and availability of oil; and
    condition of the economy.

These forward-looking statements are based largely on management's expectations which are subject to a number of known and unknown risks, uncertainties and other factors discussed in this report and in documents filed by the Company with the Securities and Exchange Commission, which may cause actual results, financial or otherwise, to be materially different from those anticipated, expressed or implied by the forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements to reflect future events or circumstances. You can identify these statements by forward-looking words such as "expect," "believe," "goal," "plan," "intend," "estimate," "may," "will" and similar expressions.

In addition to the risks and uncertainties identified elsewhere herein and in documents filed by the Company with the Securities and Exchange Commission, the following factors should be carefully considered when evaluating the Company's business and future prospects: decreases or delays in highway funding; rising interest rates; changes in oil prices; changes in steel prices; downturns in the general economy; unexpected capital expenditures and decreases in liquidity; the timing of large contracts; production capacity; general business conditions in the industry; non-compliance with covenants in the Company's credit facilities; demand for the Company's products; and those other factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission. Certain of the risks, uncertainties and other factors discussed or noted above are more fully described in the section entitled "Business - Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

CONSOLIDATED BALANCE SHEETS
	December 31,
Assets	2003	2002

Current assets:
Cash and cash equivalents	$ 9,734,537	$ 30,341,171
Trade receivables less allowance for doubtful accounts of $1,752,000 in 2003 and $2,775,000 in 2002	44,749,274	48,964,719
Finance receivables	286,795	17,915,726
Notes and other receivables	982,060	9,568,052
Inventories	110,233,695	120,237,521
Prepaid expenses	9,236,731	6,063,303
Refundable income taxes		6,839,098
Deferred tax asset	8,904,801	9,721,492
Other current assets	24,531	224,140
Total current assets	184,152,424	249,875,222
Property and equipment, net	105,181,753	125,799,279

Other assets:
Goodwill	20,887,084	36,093,277
Finance receivables	581,869	1,767,133
Notes receivable	39,405	201,968
Assets held for sale	5,751,375
Other	4,362,555	3,242,248
Total other assets	31,622,288	41,304,626
Total assets	$ 320,956,465	$ 416,979,127

Liabilities and Shareholders' Equity

Current liabilities:
Revolving credit loan	$ 27,996,898
Current maturities of long-term debt	8,688,521	$ 3,219,725
Accounts payable	28,955,842	33,679,806
Customer deposits	9,910,443	6,338,533
Accrued product warranty	3,612,930	3,646,045
Accrued payroll and related liabilities	2,124,494	2,464,217
Other accrued liabilities	21,862,193	27,303,053
Total current liabilities	103,151,321	76,651,379
Long-term debt, less current maturities	38,696,191	130,644,744
Deferred tax liability	2,895,336	9,220,675
Deferred retirement costs	5,865,368	5,632,541
Other	2,341,362	1,722,361
Total liabilities	152,949,578	223,871,700
Minority interest	489,664	460,215
Commitments and contingencies Notes 7, 8, 12 and 18	________	_______

Shareholders' equity:
Preferred stock - authorized 4,000,000 shares of $1.00 par value; none issued
Common stock - authorized 40,000,000 shares of $.20 par value; issued and outstanding - 19,738,046 in 2003 and 19,677,440 in 2002	3,947,609	3,935,488
Additional paid-in capital	52,988,951	52,547,239
Accumulated other comprehensive income	1,113,693	(2,896,680)
Company shares held by SERP, at cost	(1,459,000)	(785,000)
Retained earnings	110,925,970	139,846,165
Total shareholders' equity	167,517,223	192,647,212
Total liabilities and shareholders' equity	$ 320,956,465	$ 416,979,127

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,
	2003	2002	2001

Net sales	$ 426,613,037	$ 480,589,793	$ 455,839,164
Cost of sales	355,749,200	396,659,249	364,915,606
Gross profit	70,863,837	83,930,544	90,923,558
Selling, general and administrative expenses	69,463,415	72,407,228	71,690,984
Goodwill impairment	16,260,975
Relocation and start-up expenses		3,276,559
Research and development expenses	8,308,014	7,630,975	7,448,332
Income (loss) from operations	(23,168,567)	615,782	11,784,242
Other income (expense)
Interest expense	(7,289,055)	(10,474,350)	(9,367,054)
Senior note termination expense	(3,836,975)
Interest income	750,618	1,632,780	1,585,039
Amortization of goodwill and other intangible assets	(452,572)	(141,139)	(2,202,677)
Other income - net	579,543	1,241,946	2,039,420
Equity in loss of joint venture	________	_______	(241,922)
Income (loss) before income taxes	(33,417,008)	(7,124,981)	3,597,048
Income taxes	(4,486,416)	(2,511,266)	1,480,748
Income (loss) before minority interest	(28,930,592)	(4,613,715)	2,116,300
Minority interest	33,413	92,211	123,878
Net income (loss)	$ (28,964,005)	$ (4,705,926)	$ 1,992,422

Earnings (Loss) per Common Share

Net income (loss):
Basic	$ (1.47)	$ (0.24)	$ 0.10
Diluted	(1.47)	(0.24)	0.10
Weighted average number of common shares outstanding:
Basic	19,671,697	19,638,103	19,441,818
Diluted	19,671,697	19,638,103	19,753,226

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2003	2002	2001
Cash Flows from Operating Activities
Net income (loss)	$(28,964,005)	$(4,705,926)	$ 1,992,422
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,126,232	15,211,581	17,045,572
Provision for doubtful accounts	312,021	1,168,447	1,637,639
Provision for inventory reserves	5,304,370	3,104,411	990,904
Provision for warranty	7,599,745	8,840,731	3,778,458
Deferred tax provision (benefit)	(5,508,648)	(610,269)	(1,169,090)
(Gain) loss on disposition of fixed assets	(1,034,489)	(162,721)	191,122
Gain on sale of equipment on operating lease	(534,325)	(708,046)	(626,289)
Gain on sale of finance receivables	(18,000)	(342,063)	(408,840)
Equity in loss of joint venture			241,922
Goodwill impairment	16,260,974
Minority interest in losses (earnings) of subsidiary	136,967	80,403	(98,578)
(Increase) decrease in:
Receivables	6,575,947	3,244,069	677,165
Inventories	6,291,914	6,527,167	(4,446,613)
Prepaid expenses	(2,752,027)	(1,378,562)	(879,420)
Other assets	(1,347,012)	(2,316,920)	(991,190)
Increase (decrease) in:
Accounts payable	(5,705,024)	6,536,815	(11,046,880)
Customer deposits	3,515,342	(1,886,474)	2,191,155
Accrued product warranty	(7,744,036)	(8,535,986)	(4,855,359)
Refundable income taxes	6,839,098
Income taxes payable	2,292,637	597,519	(1,339,156)
Loss reserves of captive insurance company	2,014,416	2,275,444	749,312
Other accrued liabilities	(8,763,779)	6,592,169	(2,101,412)
Foreign currency transaction (gain) loss	280,578	90,651	(80,925)
Net cash provided by operating activities	8,178,896	33,622,440	1,451,919

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	1,660,676	1,238,570	236,286
Expenditures for property and equipment	(3,588,297)	(19,273,932)	(8,057,422)
Proceeds from sale of equipment on operating lease	6,611,539	16,634,694	25,141,768
Expenditures for equipment on operating lease		(14,704,868)	(28,001,408)
Additions to finance receivables	(1,043,412)	(40,741,257)	(46,908,713)
Collections of finance receivables	18,190,171	20,413,550	26,729,468
Proceeds from sale of finance receivables	1,585,484	29,330,175	18,996,855
Additions to notes receivable	(300,800)	(7,228,110)	(692,760)
Repayments on notes receivable	7,305,714	4,554	460,885
Net cash provided (used) by investing activities	30,421,075	(14,326,624)	(12,095,041)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2003	2002	2001
Cash Flows from Financing Activities
Proceeds from issuance of common stock	$ 382,014	$ 698,540	$ 748,153
Net borrowings (repayments) under revolving credit loans	(3,905,306)	5,314,410	(70,353,821)
Cash paid for retirement of stock	(70,776)	(87,888)
Principal repayments of industrial bonds, loans and notes payable	(95,113,634)	(6,769,101)	(4,520,082)
Purchase of company shares by Supplemental Executive Retirement Plan	(674,000)	(785,000)
Proceeds from debt and notes payable	40,122,943	5,655,642	84,632,406
Net cash provided (used) by financing activities	(59,258,759)	4,026,603	10,506,656
Effect of exchange rates on cash	52,154	348,574	(246,684)
Increase (decrease) in cash and cash equivalents	(20,606,634)	23,670,993	(383,150)
Cash and cash equivalents, beginning of period	30,341,171	6,670,178	7,053,328
Cash and cash equivalents, end of period	$ 9,734,537	$ 30,341,171	$ 6,670,178

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$ 9,213,232	$ 10,235,731	$ 7,823,874
Income taxes (net of refunds)	$ (6,526,586)	$ (2,955,356)	$ 4,882,833

Tax benefits related to stock options:
Refundable income taxes		$ 105,809	$ 1,051,615
Additional paid-in capital	$ (71,820)	(105,809)	(1,051,615)
Income tax payable	71,820

Non-cash business combination:
Investment in subsidiary			$ 144,600
Accrued liability			1,352,751
Common stock			(26,735)
Additional paid-in capital			(1,470,616)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2003, 2002 and 2001

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Company Shares Held by SERP	Total Shareholders' Equity
Balance December 31, 2000	19,319,746	$3,863,949	$48,440,594	$142,528,695	$ (210,298)	$ --	$194,622,940
Net income				1,992,422			1,992,422
Other comprehensive income (loss):
Foreign currency translation adjustments					(2,126,103)		(2,126,103)
Unrealized loss on cash flow hedge, net of income taxes of $269,549					(439,730)		(439,730)
Comprehensive loss							(573,411)
Exercise of stock options, including tax benefit	149,758	29,951	1,769,817				1,799,768
Stock issued in business combination	133,675	26,735	1,470,616				1,497,351
Balance December 31, 2001	19,603,179	3,920,635	51,681,027	144,521,117	(2,776,131)		197,346,648
Net loss				(4,705,926)			(4,705,926)
Other comprehensive income (loss):
Minimum pension liability adjustment, net of income taxes of $809,570					(1,320,879)		(1,320,879)
Foreign currency translation adjustments					1,348,045		1,348,045
Unrealized loss on cash flow hedge, net of income taxes of $99,064					(147,715)		(147,715)
Comprehensive loss							(4,826,475)
Exercise of stock options, including tax benefit	74,261	14,853	866,212				881,065
Change in minority interest ownership				30,974			30,974
Cost of Company stock held by SERP						(785,000)	(785,000)
Balance December 31, 2002	19,677,440	3,935,488	52,547,239	139,846,165	(2,896,680)	(785,000)	192,647,212
Net loss				(28,964,005)			(28,964,005)
Other comprehensive income (loss):
Minimum pension liability adjustment, net of income taxes of $106,784					174,226		174,226
Foreign currency translation adjustments					3,617,015		3,617,015
Unrealized loss on cash flow hedge, net of income taxes of $134,307					219,132		219,132
Comprehensive loss							(24,953,632)
Exercise of stock options, including tax benefit	60,606	12,121	441,712				453,833
Change in minority interest ownership				43,810			43,810
Purchase of Company stock held by SERP						(674,000)	(674,000)
Balance December 31, 2003	19,738,046	$3,947,609	$52,988,951	$110,925,970	$1,113,693	$(1,459,000)	$167,517,223

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002 and 2001

1. Summary of Significant Accounting Policies

Basis of Presentation - The consolidated financial statements include the accounts of Astec Industries, Inc. and its domestic and foreign subsidiaries. The Company's significant wholly-owned and consolidated subsidiaries at December 31, 2003 are as follows:
American Augers, Inc.	Heatec, Inc.
Astec, Inc.	Johnson Crushers International, Inc.
Astec Financial Services, Inc.	Kolberg-Pioneer, Inc.
Astec Insurance Company	Osborn Engineered Products SA (Pty) Ltd. (91% owned)
Astec Systems, Inc.	Production Engineered Products, Inc.
Breaker Technology, Inc.	Roadtec, Inc.
Breaker Technology Ltd.	Superior Industries of Morris, Inc.
Carlson Paving Products, Inc.	Telsmith, Inc.
CEI Enterprises, Inc.	Trencor, Inc.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Until December 31, 2001 the Company's investment in a fifty percent (50%) owned joint venture, Pavement Technology, Inc., was accounted for on an equity basis. On December 31, 2001 the Company acquired the remaining fifty-percent (50%) interest in Pavement Technology, Inc. and merged it into Astec, Inc.

Use of Estimates - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents - The Company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

Concentration of Credit Risk - The Company sells products to a wide variety of customers. Accounts receivable and finance receivables are carried at their outstanding principal amounts, less an allowance for doubtful accounts. The Company extends credit to its customers based on an evaluation of the customer's financial condition generally without requiring collateral. Credit risk is driven by conditions within the economy and the industry and is principally dependent on each customer's financial condition. To minimize credit risk, the Company monitors credit levels and financial conditions of customers on a continuing basis. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. As of December 31, 2003, concentrations of credit risk with respect to receivables are limited due to the wide variety of customers.

Foreign Currency Translation - Subsidiaries located in Canada and South Africa operate primarily using local functional currency. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting adjustments are presented as a separate component of accumulated other comprehensive income.

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

Goodwill - Goodwill represents the excess of cost over the fair value of net identifiable assets acquired. Goodwill amounts were amortized using the straight-line method over 20 years through 2001. Effective January 1, 2002, goodwill is no longer being amortized in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142) Goodwill and Other Intangible Assets, but will be tested for impairment at least annually. Accumulated goodwill amortization was approximately $2,464,000 at December 31, 2003 and approximately $7,258,000 at December 31, 2002.

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

Advertising Expense - The cost of advertising, other than direct response advertising, is expensed as incurred. The Company incurred approximately $2,088,000, $2,700,000 and $4,447,000 in advertising costs during 2003, 2002 and 2001, respectively.

Direct response advertising is capitalized and amortized over its expected period of future benefits. The Company participates in a week-long industry trade show that takes place once every three years. The Company maintains customer and potential customer attendance records that are used to track the future sales revenues as a result of their advertising and customer relation efforts at the show. The costs related to the trade exhibits and show attendance are capitalized, then amortized over the period in which revenue related to the trade show is generated, which is twenty-four months. Sixty percent (60%) of costs are expensed during the first twelve months following the show and the remaining forty percent (40%) is expensed over the succeeding twelve-month period based on historical revenue patterns. The amortization method is supported by the attendance and revenue related records maintained by the Company. Prepaid trade show expenses totaled $293,000 and $1,472,000 as of December 31, 2003 and 2002. Amortized advertising expenses related to presentation and attendance at trade shows were $1,418,000, $963,000 and $257,000 for the years ended December 31, 2003, 2002 and 2001.

Stock-based Compensation - As permitted under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants as long as the exercise price is equal to or more than the fair value of the shares at the date of the grant. Because all option grants for 2003, 2002 and 2001 were at or above the fair value of the shares, no stock-based employee compensation cost is reflected in net income (loss) for those years.

During 2002 the Financial Accounting Standards Board issued SFAS No. 148 Accounting for Stock-based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on the reporting of net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about these effects in interim financial information. Although Statement 148 does not amend Statement 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement 148 are applicable to all companies with stock-based compensation, regardless of whether they account for that compensation using the fair value method of Statement 123 or the intrinsic value method of APB No. 25.

The following pro forma summary presents the Company's net income (loss) and per share earnings (loss) which would have been reported had the Company determined stock compensation cost using the fair value method of accounting set forth under SFAS No. 123. The pro forma impact on net income (loss) shown below may not be representative of future effects.
	Year Ended December 31,
	2003	2002	2001
Net income (loss), as reported	$ (28,964,005)	$ (4,705,926)	$ 1,992,422
Stock compensation expense under SFAS No. 123, net of taxes	(40,138)	(1,886,735)	(2,611,266)
Adjusted net (loss)	$ (29,004,143)	$ (6,592,661)	$ (618,844)

Basic earnings (loss) per share, as reported	$ (1.47)	$ (0.24)	$ 0.10
Stock compensation expense under SFAS No. 123, net of taxes	0	(0.10)	(0.13)
Adjusted basic (loss) per share	$ (1.47)	$ (0.34)	$ (0.03)

Diluted earnings (loss) per share, as reported	$ (1.47)	$ (0.24)	$ 0.10
Stock compensation expense under SFAS No. 123, net of taxes	0	(0.10)	(0.13)
Adjusted diluted (loss) per share	$ (1.47)	$ (0.34)	$ (0.03)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
	2003 Grants	2002 Grants	2001 Grants
Expected life	8 years	4 years	4 years
Expected volatility	0.478	0.462	0.460
Risk-free interest rate	2.94%	2.03%	3.93%
Dividend yield	--	--	--

Earnings Per Share - Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is based on the weighted average number of common shares outstanding and diluted earnings per share includes potential dilutive effects of options, warrants and convertible securities.

The following table sets forth the computation of basic and diluted earnings per share:
	Year Ended December 31,
	2003	2002	2001
Numerator:
Net income (loss)	$ (28,964,005)	$ (4,705,926)	$ 1,992,422
Denominator:
Denominator for basic earnings per share	19,671,697	19,638,103	19,441,818
Effect of dilutive securities:
Employee stock options	0	0	311,408
Denominator for diluted earnings per share	19,671,697	19,638,103	19,753,226
Earnings per common share:
Basic	$ (1.47)	$ (0.24)	$ 0.10
Diluted	$ (1.47)	$ (0.24)	$ 0.10

Derivatives and Hedging Activities - In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended by SFAS Nos. 137 and 138. SFAS No. 133, as amended, requires the Company to recognize all derivatives in the balance sheet at fair value. Derivatives that are not hedged must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through income or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative's change in fair value is immediately recognized in income.

Shipping and Handling Fees and Cost - The Company records revenues earned for shipping and handling as net sales, while the cost of shipping and handling is classified as cost of goods sold.

Reclassifications - Certain amounts for 2002 and 2001 have been reclassified to conform with the 2003 presentation.

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

On July 1, 2002 the Company announced it had entered into a strategic alliance with Case Construction Equipment for the manufacture, marketing and sale of trenchers, horizontal directional drills ("HDDs") and related equipment for the utility construction market. Under an original equipment manufacturer agreement ("OEM"), the Company's Underground Group produces the current line of eight Case trenchers, three HDDs, HDD fluid-mixing systems and downhole tools, and also dedicates selected models of Trencor trenchers and American Augers HDDs, which are distributed through the Case dealer networks. As part of the agreement, the Company also has access to Case's worldwide dealer networks and access to Case's purchasing power for these product lines through its supply base. As part of the agreement, the Company acquired certain intellectual property, tooling and other product-specific manufacturing assets from Case.

A summary of the net assets acquired is as follows:
Case Product Line
Current assets	$ 725,393
Property, plant and equipment	350,000
Intangibles	2,000,000
Net assets acquired	$ 3,075,393

On December 31, 2001 the Company acquired the remaining fifty percent (50%) interest in its joint venture investment, Pavement Technology, Inc., for 10,000 shares of the Company's stock valued at approximately $143,000.

3. Inventories

Inventories consisted of the following:
	December 31,
	2003	2002
Raw materials and parts	$ 49,276,911	$ 47,937,679
Work-in-process	26,112,548	20,606,056
Finished goods	18,086,370	27,765,774
Used equipment	16,757,866	23,928,012
Total	$ 110,233,695	$ 120,237,521

4. Goodwill

Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets acquired in business combinations. The Company adopted SFAS No. 142 in January 2002 and performed an initial valuation of goodwill that did not indicate impairment. SFAS No. 142 provides that goodwill and certain other intangible assets no longer will be amortized for fiscal years beginning after December 15, 2001 but will be tested for impairment at least annually. The Company measures goodwill impairment by comparing the carrying value of its reporting units, including goodwill, with the fair value of the reporting unit measured by determining the present value of future cash flows.

In accordance with the provisions of SFAS No. 142, the Company performed valuation procedures as of December 31, 2003. To complete the first step of valuation, the Company used discounted cash flows ("DCF") to apply the income approach to indicate potential impairment of goodwill. The DCF method is based on the premise that the value of the reporting unit is the present value of the future economic income or cash flows to be derived by the reporting unit. This method analyzes discretely the three factors which directly determine value: 1) the amount of cash expected to be generated; 2) the timing of the cash flow; and 3) the riskiness of the projected cash flows. The DCF was based on a debt-free cash flow stream and margin and growth assumptions were consistent with the reporting units' internal planning. If during step-one valuation procedures, the carrying value of shareholders equity was in excess of fair value, goodwill impairment was indicated and step-two procedures were completed.

Step-two testing required an estimate of the fair value of the reporting units' goodwill. To estimate the fair value of goodwill, the fair value of the reporting units' assets and liabilities is estimated, including identification and valuation of intangible assets that meet the criteria of SFAS No. 141. The other intangible assets considered include customer relationships, patent and trademarks and non-compete agreements. The fair value of the reporting units' goodwill is compared to its carrying value to determine the impairment of goodwill.

The valuation indicated impairment of goodwill in five reporting units totaling approximately $16,261,000. The Company believes various factors led to the goodwill impairment determined as of December 31, 2003. The economic downturn and political uncertainty, both of which have increased competitive pricing pressure and contributed to under utilization of capacity during 2003, negatively impacted the expected revenue growth and expected cash flows in each of the Company's operating segments. In addition, the learning curve and costs related to the startup of the Case product line also negatively impacted expected cash flows of the Underground Group. Goodwill impairment expense of this amount is included in loss from operations for the year ended December 31, 2003. At December 31, 2003 the Company had unamortized goodwill in the amount of $20,887,084. Amortization expense related to goodwill was $2,154,000 for the year ended December 31, 2001.

The following table presents the Company's net income assuming goodwill had not been amortized during the twelve months ended December 31, 2001.
	Year Ended December 31,
	2003	2002	2001
Net income (loss), as reported	$ (28,964,005)	$ (4,705,926)	$ 1,992,442
Add goodwill amortization, net of taxes	________	________	1,335,000
Adjusted net income (loss)	$ (28,964,005)	$ (4,705,926)	$ 3,327,442

Basic earnings (loss) per share, as reported	$ (1.47)	$ (0.24)	$ 0.10
Add goodwill amortization, net of taxes	0	0	0.07
Adjusted basic earnings (loss) per share	$ (1.47)	$ (0.24)	$ 0.17

Diluted earnings (loss) per share, as reported	$ (1.47)	$ (0.24)	$ 0.10
Add goodwill amortization, net of taxes	0	0	0.07
Adjusted diluted earnings (loss) per share	$ (1.47)	$ (0.24)	$ 0.17

The changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2003 and December 31, 2002 are as follows:
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	Total
Balance December 31, 2001	$ 2,086,304	$18,299,177	$ 3,995,023	$11,734,479	$36,114,983
Purchase price adjustments		16,926	(38,632)		(21,706)
Balance December 31, 2002	2,086,304	18,316,103	3,956,391	11,734,479	36,093,277
Goodwill impairment	(929,486)	(1,287,010)	(2,310,000)	(11,734,479)	(16,260,975)
Foreign currency translation		1,054,782			1,054,782
Balance December 31, 2003	$ 1,156,818	$18,083,875	$ 1,646,391	$0 -	$20,887,084

5. Other Intangible Assets

SFAS No. 144 requires long-lived assets be reviewed for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The Company does not routinely perform tests of recoverability, but as the result of impaired goodwill as of December 31, 2003, other long-lived assets of the company were reviewed for possible impairment. SFAS No. 144 requires recognition of impairment loss for long-lived assets "held and used" if the sum of the estimated future undiscounted cash flows used to test for recoverability is less than the carrying value. For the reporting units with goodwill impairment, the undiscounted cash flows of these units were compared to the net book value of the fixed and other intangible assets as applicable. The review of long-lived assets at December 31, 2003 did not indicate asset impairment.

Amortization expense for other intangible assets was $277,796, $110,236 and $0, for 2003, 2002 and 2001, respectively. Other intangible assets consisted of the following at December 31, 2003:
	Gross Carrying Value	Accumulated Amortization Dec. 31, 2002	Accumulated Amortization Dec. 31, 2003	Net Carrying Value Dec. 31, 2003	Weighted Avg. Amortization Period
Dealer network and customer base	$ 820,000	$ (45,197)	$ (122,677)	$ 697,323	10 years
Drawings	820,000	(45,197)	(122,677)	697,323	10 years
Trademarks	336,000	(18,520)	(124,347)	211,653	3 years
Patents	24,000	(1,322)	(18,331)	5,669	2 years
Total	$ 2,000,000	$ (110,236)	$ (388,032)	$ 1,611,968	9 years

Approximate amortization expense for the next five years is expected as follows:
2004	$266,000	2007	$155,000
2005	261,000	2008	155,000
2006	155,000

6. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2003	2002
Land, land improvements and buildings	$ 80,019,568	$ 86,636,858
Equipment	112,184,212	111,476,360
Less accumulated depreciation	(87,022,027)	(78,864,180)
Land, buildings and equipment - net	105,181,753	119,249,038
Rental property:
Equipment	0	8,477,034
Less accumulated depreciation	0	(1,926,793)
Rental equipment - net	0	6,550,241
Total	$ 105,181,753	$ 125,799,279

Depreciation expense was approximately $12,674,000, $15,070,000 and $14,807,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

7. Leases

The Company leases certain land, buildings and equipment for use in its operations. Total rental expense charged to operations under operating leases was approximately $3,550,000, $3,738,000 and $4,072,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

Minimum rental commitments for all noncancelable operating leases at December 31, 2003 are as follows:
2004	$2,459,647
2005	975,312
2006	287,754
2007	129,163
2008	59,352
Thereafter	54,208

Until December 31, 2002, Astec Financial Services, Inc. leased equipment to customers under contracts generally ranging from 36 to 48 months. Rental income under such leases was $662,000, $2,859,000 and $2,846,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

At December 31, 2003 the Company did not have outstanding lease receivables and no future minimum rental payments to be received for equipment leased to others.

8. Debt

Debt consisted of the following:
	December 31,
	2003	2002
Revolving credit loan of $87,500,000 at December 31, 2003 at interest rates from 4.67% to 5.50% at December 31, 2003	$ 27,996,898
Revolving credit loan of $58,200,000 at December 31, 2002, paid in 2003		$ 31,902,204
Term loan due May 14, 2007 payable in quarterly installments of $1,339,286 beginning July 1, 2003 at a rate of 5.5% at December 31, 2003	34,821,429
$80,000,000 Senior Secured Note due September 10, 2011, paid in 2003		80,000,000
Industrial Development Revenue Bonds payable in annual installments of $500,000 through 2006 at weekly negotiated interest rates	1,500,000	2,000,000
Industrial Development Revenue Bonds due in 2019, paid in 2003		8,000,000
Industrial Development Revenue Bonds due in 2028 at weekly negotiated interest rates	9,200,000	9,200,000
Other current notes payable	1,863,283	2,762,265
Total debt	75,381,610	133,864,469
Revolving credit loan	27,996,898	--
Less current maturities	8,688,521	3,219,725
Total debt less current maturities	$ 38,696,191	$ 130,644,744

On September 10, 2001 the Company and Astec Financial Services, Inc. entered into a $125,000,000 revolving credit facility with a syndicate of banks that was scheduled to expire on September 10, 2004 and an $80,000,000 note purchase agreement for senior secured notes, placed with private institutions. On
May 14, 2003, the Company paid off the revolving credit facility and senior note agreement with proceeds from a new credit agreement of up to $150,000,000 through GE Capital secured by the Company's assets. On May 19, 2003, related to the early payment of the senior note obligation, the Company issued to the former senior note holders subordinated convertible notes in the aggregate principal amount of $10,000,000 to satisfy "make-whole" obligations under the senior notes by reason of the prepayment. The subordinated convertible notes included an option whereby the Company could redeem the notes at a discount pursuant to an agreed upon schedule as set forth in the subordinated convertible notes. The Company exercised the redemption option according to the discount schedule pursuant to the subordinated convertible notes and recorded the related obligation and "make-whole", or termination expense, of $3,837,000. On July 15, 2003, in accordance with the discount schedule, the Company exercised its right to redeem the subordinated convertible notes for $4,154,000, which included accrued interest through that date.

As a result of this redemption, the Company satisfied all of its obligations related to the early payoff and the "make-whole" provision of the senior note agreement. As part of the GE Capital agreement, the Company entered into a term loan in the amount of $37,500,000 with an interest rate of one-percent (1%) above the Wall Street Journal prime rate and a maturity date of May 14, 2007. The Company may elect an interest rate of three-percent (3%) above the London Interbank Offered Rate ("LIBOR").

The May 14, 2003 credit agreement also included a revolving credit facility of up to $112,500,000, of which available credit under the facility is based on a percentage of the Company's eligible accounts receivable and inventories. Availability under the revolving facility is adjusted monthly and interest is due in arrears. The revolving credit facility has a maturity date of May 14, 2007 and at inception, the interest rate on the revolving credit loan was one-percent (1%) above the Wall Street Journal prime rate or, at the election of the Company, three-percent (3%) above LIBOR. The credit facility contains certain restrictive financial covenants relative to operating ratios and capital expenditures.

On September 30, 2003, related to the syndication of the loan by GE Capital, the Company entered into an amendment to the Credit Agreement that reduced the availability under the credit facility from $112,500,000 to $87,500,000, which includes $5,000,000 for use by the Canadian subsidiary Breaker Technology Ltd. In addition, the amendment increased the interest rate on the term loan and the revolving facility to one and one-half (1.5%) percent above prime or, at the election of the Company, to three and one-half
(3.5%) percent above LIBOR.

The Company was not in compliance with a financial covenant under its credit facility as of December 31, 2003. On March 3, 2004 the Company entered into an amendment to the credit agreement, which waived the covenant violation and amended the financial covenants for 2004.

The Company's Canadian subsidiary, Breaker Technology Ltd, has available a credit facility issued by GE Capital dated May 14, 2003 with a term of four years for $5,000,000 to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit guarantees. As of December 31, 2003, Breaker Technology Ltd had an outstanding cash balance due under the credit facility of $50,000 and approximately $195,000 in letter of credit guarantees under the facility. The Company is the primary guarantor to GE Capital of payment and performance for this $5,000,000 credit facility. The term of the guarantee is equal to the related debt. The maximum potential amount of future payments the Company would be required to make under its guarantee at December 31, 2003 is $245,000, of which $50,000 is recorded as debt in the accompanying consolidated balance sheet.

In accordance with Emerging Issues Task Force (EITF) Issue 95-22 Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement, the Company classifies the revolving credit facility as a current liability in its financial statements. The aggregate of all maturities of long-term debt, which does not include the revolving credit facility, in each of the next five years is as follows:
2004	$8,688,521	2007	$17,760,635
2005	5,867,778	2008	---
2006	5,867,778	Thereafter	9,200,000

For 2003, the weighted average interest rate on short-term borrowings, which includes current maturities of Industrial Revenue Bonds, was 4.63%

9. Product Warranty Reserves

Changes in the Company's product warranty liability during the year are as follows:
	2003	2002
Reserve balance at beginning of period	$ 3,646,045	$ 3,277,268
Warranty liabilities accrued during the period	7,663,534	8,840,731
Warranty liabilities settled during the period	(7,696,649)	(8,471,954)
Reserve balance at end of period	$ 3,612,930	$ 3,646,045

The Company warrants its products against manufacturing defects and performance to specified standards. The warranty period and performance standards vary by market and uses of its products. The Company estimates the costs that may be incurred under its warranties and records a liability at the time product sales are recorded. The warrant liability is primarily based on historical claim rates, nature of claims and the associated costs.

10. Retirement and Post-retirement Benefits

The Company sponsors a defined benefit pension plan that covers all employees of its Kolberg-Pioneer, Inc. subsidiary. Benefits paid under this plan are based on years of service multiplied by a monthly amount. In addition, the Company also sponsors two post-retirement medical and life insurance plans covering the employees of its Kolberg-Pioneer, Inc. and Telsmith, Inc. subsidiaries and retirees of its former Barber-Greene subsidiary. The Company's funding policy for all plans is to make the minimum annual contributions required by applicable regulations.

The Company's investment strategy for the Kolberg-Pioneer, Inc. pension plan is to earn a rate of return sufficient to match or exceed the long-term growth of pension liabilities. The investment policy states that the Plan Committee in its sole discretion shall determine the allocation of plan assets among the following four asset classes: cash equivalents, fixed-income securities, domestic equities and international equities. Adequate diversification of the invested assets is assured through investment over several asset classes, investment in a portfolio of diversified assets within an asset class or the use of multiple investment portfolios.

The accrued benefit for 2003 and 2002 for the Company's three post-retirement benefit plans was $1,120,276 and $980,866 for the Telsmith, Inc. Retiree Medical and Life Insurance Plan; $434,830 and $475,991 for the Kolberg-Pioneer, Inc. Retiree Life Insurance Plan and Post-retirement Medical Plan; and $82,909 and $75,120 for the Barber-Greene Retirement Life Insurance Plan.

The following provides information regarding benefit obligations, plan assets and the funded status of the plans:
	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Change in benefit obligation
Benefit obligation at beginning of year	$ 9,559,804	$ 8,176,169	$ 1,744,260	$ 1,916,424
Service cost	365,724	387,527	122,189	110,803
Interest cost	607,151	583,709	99,155	106,341
Actuarial (gain) loss	519,815	723,519	(85,038)	(308,789)
Curtailment	(1,682,571)	--	--	--
Benefits paid	(331,905)	(311,120)	(116,420)	(80,519)
Benefit obligation at end of year	9,038,018	9,559,804	1,764,146	1,744,260
Accumulated benefit obligation	9,038,018	7,928,951
Change in plan assets
Fair value of plan assets at beginning of year	3,828,387	5,337,936
Actual return on plan assets	909,420	(1,273,391)
Employer contribution	404,763	74,962
Benefits paid	(331,905)	(311,120)
Fair value of plan assets at end of year	4,810,665	3,828,387
Funded status (underfunded)	(4,227,353)	(5,731,417)	(1,764,146)	(1,744,260)
Unrecognized net actuarial loss	1,849,439	3,761,302	126,131	212,283
Accrued benefit cost	(2,377,914)	(1,970,115)	(1,638,015)	(1,531,977)
Accounts recognized in the consolidated balance sheets
Accrued benefit cost	(2,377,914)	(1,970,115)	(1,638,015)	(1,531,977)
Additional minimum liability	(1,849,439)	(2,130,449)
Accrued benefit liability	(4,227,353)	(4,100,564)	(1,638,015)	(1,531,977)
Accumulated other comprehensive loss	1,849,439	2,130,449
Net amount recognized	$(2,377,914)	$(1,970,115)	$(1,638,015)	$(1,531,977)
Weighted-average assumptions as of December 31
Discount rate	6.25%	6.75%	6.25%	6.75%
Expected return on plan assets	9.00%	9.00%
Rate of compensation increase	4.50%	4.50%

During 2003 a layoff occurred, resulting in a curtailment gain of $147,249. A freeze in plan benefits also occurred in 2003, resulting in a curtailment gain of $1,535,322. The total gain of $1,682,571 was offset against the outstanding balance of unrecognized losses and had no effect on plan costs during 2003.

The return on plan assets reflects the weighted-average of the expected long-term rate of return for the broad categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments. The fair value of plan assets at December 31, 2003 and 2002 consisted entirely of equity securities.

The weighted average annual assumed rate of increase in per capita health care costs is ten percent (10.0%) for 2004 and is assumed to decrease gradually to five and three-quarter percent (5.75%) for 2012 and remain at that level thereafter. A one percent (1.0%) increase or decrease in the medical inflation rate would not have a significant effect on either the benefit obligation or the aggregate service and interest cost components of net periodic benefit cost.

Net periodic benefit cost for 2003, 2002 and 2001 included the following components:
	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001
Components of net periodic benefit cost
Service cost	$365,724	$387,527	$393,391	$122,189	$110,803	$117,596
Interest cost	607,151	583,709	528,474	99,155	106,341	122,610
Expected return on plan assets	(339,393)	(467,132)	(558,237)
Amortization of transition obligation				29,921	29,707	30,555
Recognized net actuarial (gain) loss	179,080	86,264		(28,807)	(14,746)
Net periodic benefit cost	$812,562	$590,368	$363,628	$222,458	$232,105	$270,761

The Company expects to contribute approximately $1,400,000 to the pension plan and approximately $62,000 to the other benefit plans during 2004.

The Company sponsors a defined contribution plan to provide eligible employees with additional income upon retirement. The Company's contributions to the plan are based on employee contributions. The Company's contributions totaled $1,931,000 in 2003, $2,276,000 in 2002 and $2,303,000 in 2001.

The Company maintains a supplemental executive retirement plan ("SERP") for certain of its executive officers. The plan is a non-qualified deferred compensation plan administered by the Board of Directors of the Company, pursuant to which the Company makes quarterly cash contributions of a certain percentage of executive officers' annual salaries. The SERP invests the cash contributions in Company Common Stock that it purchases on the open market. Upon retirement, executives may receive their apportioned contributions of the plan assets as Company stock or cash.

Assets of the supplemental executive retirement plan consisted of the following:
	December 31, 2003			December 31, 2002
	Shares	Cost	Market	Shares	Cost	Market
Company stock	99,009	$ 1,459,000	$ 1,215,000	79,069	$ 1,283,000	$ 786,000
Equity securities	75,870	632,000	595,000	69,593	571,000	476,000
Total	174,879	$ 2,091,000	$ 1,810,000	148,662	$ 1,854,000	$ 1,262,000

The Company's two post-retirement medical and life insurance plans provide prescription drug benefits that may be affected by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"), signed into law in December 2003. In accordance with FASB Staff Position FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the effects of the Act on the Company's medical plans have not been included in the measurement of the accumulated post-retirement benefit obligation or net periodic post-retirement benefit cost for 2003. Specific authoritative guidance from the FASB on the accounting for the federal subsidy is pending and that guidance, when issued, may require the Company to restate previously reported information and may require the Company to amend its plans to benefit from the Act.

11. Income Taxes

For financial reporting purposes, income (loss) before income taxes includes the following components:
	Year Ended December 31,
	2003	2002	2001
United States	$ (34,295,452)	$ (9,185,974)	$ 1,933,324
Foreign	878,444	2,060,993	1,663,724
Income (loss) before income taxes	$ (33,417,008)	$ (7,124,981)	$ 3,597,048

The provision (benefit) for income taxes consisted of the following:
	Year Ended December 31,
	2003	2002	2001
Current provision (benefit)	$ 1,022,232	$ (3,551,979)	$ 381,396
Deferred provision (benefit)	(5,508,648)	1,040,713	1,099,352
Total provision (benefit) for income taxes	$ (4,486,416)	$ (2,511,266)	$ 1,480,748

A reconciliation of the provision (benefit) for income taxes at the statutory federal rate to the amount provided (benefited) is as follows:
	Year Ended December 31,
	2003	2002	2001
Tax at statutory rates	$ (11,361,783)	$ (2,493,743)	$ 1,258,967
Benefit from foreign sales	(190,961)	(265,878)	(474,315)
State taxes, net of federal income tax	283,920	(208,445)	1,586
Non-deductible goodwill impairment	5,389,411
Other permanent differences	343,376	456,800	859,329
Change in valuation allowance	1,049,621
Other items			(164,819)
Income tax provision (benefit)	$ (4,486,416)	$ (2,511,266)	$ 1,480,748

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Due to uncertainty regarding the realization of certain state tax loss carryforwards, the Company established a valuation allowance in 2003. As of December 31, 2003 the Company has federal net operation loss carryforwards of approximately $12,500,000 which are available to reduce future taxable income. These loss carryforwards expire in 2023 if not utilized earlier.

Significant components of the Company's deferred tax liabilities and assets are as follows:
	Year Ended December 31,
	2003	2002
Deferred tax assets:
Inventory reserves	$ 3,447,507	$ 2,986,350
Warranty reserves	1,044,347	1,066,751
Bad debt reserves	671,104	940,538
Federal net operating loss carryforwards	4,393,225
State tax loss carryforwards	1,324,111
Other	6,462,890	7,928,366
Total deferred tax assets	17,343,184	12,922,005
Deferred tax liabilities:
Property and equipment	9,462,299	11,036,376
Other	821,799	1,384,812
Total deferred tax liabilities	10,284,098	12,421,188
Valuation allowance	(1,049,621)
Net deferred tax asset	$ 6,009,465	$ 500,817

12. Contingencies

Management has reviewed all claims and lawsuits and, upon the advice of counsel, has made adequate provision for any estimable losses. However, the Company is unable to predict the ultimate outcome of the outstanding claims and lawsuits.

Certain customers have financed purchases of the Company's products through arrangements in which the Company is contingently liable for customer debt of approximately $19,820,000 and for residual value guarantees aggregating approximately $1,305,000 at December 31, 2003 and contingently liable for customer debt of approximately $14,749,000 at December 31, 2002. The GE Capital credit facility dated May 14, 2003 limits contingent liabilities or guaranteed indebtedness created after May 14, 2003 to an aggregate total of $5,000,000 at any time, or to $2,000,000 for any one customer. As of December 31, 2003, guaranteed indebtedness created under the current loan agreement dated May 14, 2003 was $741,000. At
December 31, 2003 the maximum potential amount of future payments for which the Company would be liable is equal to the amounts above. Because the Company does not believe it will be called on to fulfill any of these contingencies, the carrying amounts on the consolidated balance sheets of the Company for these contingent liabilities are zero.

The Company is attempting to sell its Grapevine, Texas facility. The future sale of the Grapevine facility should generate additional funds, the first $6,250,000 of which will be used to reduce the term loan and the remainder will be used to provide working capital or reduce the revolver. There can be no assurances on when, or if, the Company will be successful in selling the Grapevine facility.

13. Shareholders' Equity

The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is generally recognized.

Under terms of the Company's stock option plans, officers and certain other employees may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. The Company has reserved shares of common stock for exercise of outstanding non-qualified options and incentive options of officers and employees of the Company and its subsidiaries at prices determined by the Board of Directors. In addition, a Non-employee Directors Stock Incentive Plan has been established to allow non-employee directors to have a personal financial stake in the Company through an ownership interest. Directors may elect to receive their compensation in common stock, deferred stock or stock options. Options granted under the Non-employee Directors Stock Incentive Plan and the Executive Officer Annual Bonus Equity Election Plan vest and become fully exercisable immediately. Generally, other options outstanding vest over 12 months. All stock options have a ten-year term. The shares reserved under the various stock option plans are as follows: 1) 1992 Stock Option Plan - 243,948, 2) 1998 Long-term Incentive Plan - 2,726,346, 3) Executive Officer Annual Bonus Equity Election Plan - 16,892 and 4) 1998 Non-employee Directors Stock Plan - 18,471.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. These options have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of the Company's stock option activity and related information for the years ended December 31, 2003, 2002 and 2001 follows:
	Year Ended December 31,
	2003		2002		2001
	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
Options outstanding, beginning of year	3,146,242	$ 18.54	2,622,169	$ 19.61	2,173,034	$ 20.53
Options granted at market price	8,262	8.69	608,162	14.45	596,586	12.91
Options granted at above market price	--	--	6,269	15.95	7,007	14.27
Options forfeited	92,847	19.20	37,618	27.91	7,850	22.44
Options exercised	56,000	6.82	52,740	9.88	146,608	5.03
Options outstanding, end of year	3,005,657	$ 18.72	3,146,242	$ 18.54	2,622,169	$ 19.61

The weighted average fair value of options granted whose exercise price was equal to the market price of the stock on the grant date was $4.83, $5.77 and $5.25 for the years ended December 31, 2003, 2002 and 2001, respectively. The weighted average fair value of options granted whose exercise price exceeded the market price of the stock on the grant date was $7.67 and $7.72 for the years ended December 31, 2002 and 2001, respectively. No options were granted during 2003 whose exercise price exceeded the market price of the stock on the grant date.

The following table summarizes information about the stock options outstanding under the Company's option plans as of December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$4.56 - $6.44	246,744	3 years	$ 5.15	246,744	$ 5.15
$7.44 - $14.27	538,280	7 years	12.93	538,280	12.93
$14.50 - $19.11	1,128,613	6 years	15.90	1,128,613	15.90
$22.93 - $36.00	1,092,020	5 years	27.54	1,092,020	27.54
Total	3,005,657	6 years	$ 18.72	3,005,657	$ 18.72

The Company has adopted a Shareholder Protection Rights Agreement and declared a distribution of one right (the "Right") for each outstanding share of Company common stock, par value $0.20 per share (the "Common Stock"). Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share (a "Unit") of Series A Participating Preferred Stock, par value $1.00 per share (the "Preferred Stock"), at a purchase price of $18.00 per Unit, subject to adjustment. The Rights currently attach to the certificates representing shares of outstanding Company Common Stock, and no separate Rights certificates will be distributed. The Rights will separate from the Common Stock upon the earlier of ten business days (unless otherwise delayed by the Board) following the 1) public announcement that a person or group of affiliated or associated persons (the "Acquiring Person") has acquired, obtained the right to acquire, or otherwise obtained beneficial ownership of fifteen percent (15%) or more of the then outstanding shares of Common Stock, or 2) commencement of a tender offer or exchange offer that would result in an Acquiring Person beneficially owning fifteen percent (15%) or more of the then outstanding shares of Common Stock. The Board of Directors may terminate the Rights without any payment to the holders thereof at any time prior to the close of business ten business days following announcement by the Company that a person has become an Acquiring Person. The Rights, which do not have voting power and are not entitled to dividends, expire on December 21, 2005. In the event of a merger, consolidation, statutory share exchange or other transaction in which shares of Common Stock are exchanged, each Unit of Preferred Stock will be entitled to receive the per share amount paid in respect of each share of Common Stock.

14. Financial Instruments

Fair Value of Financial Instruments - The book value of the Company's financial instruments approximates their fair value. Financial instruments include cash, accounts receivable, finance receivables, accounts payable, long- and short-term debt. The Company's short- and long-term debt is floating rate debt and, accordingly, book value approximates its fair value.

Derivative Financial Instruments - The Company only uses derivatives for hedging purposes. Until its termination on May 13, 2003, the Company had a cash flow hedge, which required that the effective portion of the change in the fair value of the derivative instrument be recognized in other comprehensive income ("OCI"), a component of shareholders' equity, and reclassified into earnings in the same period, or periods during which the hedged transaction affected earnings. The ineffective portion of the hedge, if any, was recognized in current operating earnings during the period of change in fair value.

Astec Financial Services, Inc. entered into an interest rate swap agreement on April 6, 2000 to fix interest rates on variable rate debt. The swap agreement, originally effective for five years with a notional amount of $7,500,000, was terminated on May 13, 2003, requiring a cash payment of $881,500. The objective of the hedge was to offset the variability of cash flows relating to the interest payments on the variable rate debt outstanding under the Company's revolving credit facility. The sole source of the variability in the hedged cash flows resulted from changes in the benchmark market interest rate, which was three-month London Interbank Offered Rate.

Under guidance of SFAS 133 amended by SFAS 138 for termination of a cash flow hedge, net derivative gain or loss related to a discontinued cash flow hedge, are to be accounted for prospectively. The Company continues to pay variable rate interest under its new debt agreement. The $881,500 in OCI at the swap termination date will be amortized into earnings through interest expense over the remaining life of the original hedge, provided the variable-rate interest obligations continue to exist. From the termination date of the swap agreement through December 31, 2003, the Company had OCI amortized through interest expense of approximately $287,000. Monthly amortization of OCI through interest expense is expected to approximate $38,000 through April 2005.

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

Aggregate and Mining Group - This segment consists of eight operating units that design, manufacture and market a complete line of rock crushers, feeders, conveyors, screens and washing equipment. The principal purchasers of these products are open-mine and quarry operators.

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

All Others - This category consists of the Company's other business units, including the parent company, Astec Industries, Inc., that do not meet the requirements for separate disclosure as an operating segment. Revenues in this category are derived primarily from operating leases owned by the Company's former finance subsidiary.

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
Segment information for 2003
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$119,301,796	$177,707,898	$75,153,367	$52,409,865	$ 2,040,111	$426,613,037
Intersegment revenues	7,811,843	10,118,919	330,116	(859,552)	1,448,277	18,849,603
Interest expense	68,776	246,823	28,143	323,249	6,622,064	7,289,055
Depreciation and amortization	4,171,523	4,337,945	1,794,981	1,914,772	907,011	13,126,232
Segment profit (loss)	(2,712,020)	5,124,259	559,516	(22,003,677)	(10,372,369)	(29,404,291)

Segment assets	147,701,636	203,153,706	75,506,077	64,368,972	220,370,637	711,101,028
Capital expenditures	345,987	1,113,922	466,009	1,624,919	37,460	3,588,297

Segment information for 2002
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$165,950,960	$199,360,534	$71,905,997	$39,454,630	$ 3,917,672	$480,589,793
Intersegment revenues	17,908,632	29,819,117	795,998	1,572,296	3,388,390	53,484,433
Interest expense	16,429	583,347	189,293	306,987	9,378,294	10,474,350
Depreciation and amortization	4,469,916	4,437,663	1,935,349	1,684,267	2,684,386	15,211,581
Segment profit (loss)	3,126,983	7,907,885	4,151,862	(8,460,263)	(11,645,534)	(4,919,067)

Segment assets	158,047,527	203,445,864	75,542,665	73,399,055	266,039,667	776,474,778
Capital expenditures	2,410,339	1,887,448	1,225,450	13,153,489	597,206	19,273,932

Segment information for 2001
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$142,673,987	$182,868,140	$78,487,989	$48,655,104	$ 3,153,944	$455,839,164
Intersegment revenues	18,021,023	12,722,446	3,092,286	59,179	3,174,416	37,069,350
Interest expense		463,397	314,616	255,264	8,333,777	9,367,054
Depreciation and amortization	4,986,576	5,492,486	2,174,634	2,228,693	2,163,183	17,045,572
Segment profit (loss)	5,021,537	7,460,549	9,020,534	(4,837,408)	(14,080,215)	2,584,997

Segment assets	157,947,201	200,699,113	66,712,447	57,501,404	245,183,271	728,043,436
Capital expenditures	3,103,740	3,025,609	1,106,839	453,438	367,796	8,057,422

Reconciliations of the reportable segment totals for revenues, profit or loss, assets, interest expense, depreciation and amortization and capital expenditures to the Company's consolidated totals are as follows:
	Year Ended December 31,
	2003	2002	2001
Sales:
Total external sales for reportable segments	$ 424,572,926	$ 476,672,121	$ 452,685,220
Intersegment sales for reportable segments	17,401,326	50,096,043	33,894,934
Other sales	3,488,388	7,306,062	6,328,360
Elimination of intersegment sales	(18,849,603)	(53,484,433)	(37,069,350)
Total consolidated sales	$ 426,613,037	$ 480,589,793	$ 455,839,164

Profit (loss):
Total profit (loss) for reportable segments	$ (19,031,922)	$ 6,726,467	$ 16,665,212
Other (loss)	(10,372,369)	(11,645,534)	(14,080,215)
Equity in loss of joint venture			(241,922)
Minority interest in earnings of subsidiary	(33,413)	(92,211)	(123,878)
Elimination of intersegment profit (loss)	473,699	305,352	(226,775)
Total consolidated net income (loss)	$ (28,964,005)	$ (4,705,926)	$ 1,992,422

Assets:
Total assets for reportable segments	$ 490,730,391	$ 510,435,111	$ 482,860,165
Other assets	220,370,637	266,039,667	245,183,271
Elimination of intercompany profit in inventory and leased equipment	(258,430)	(732,129)	(53,481)
Elimination of intercompany receivables	(201,027,986)	(182,276,729)	(149,056,131)
Elimination of investment in subsidiaries	(149,233,666)	(143,227,984)	(143,943,282)
Other eliminations	(39,624,481)	(33,734,809)	(34,299,556)
Total consolidated assets	$ 320,956,465	$ 416,503,127	$ 400,690,986

Interest expense:
Total interest expense for reportable segments	$ 666,991	$ 1,096,056	$ 1,033,277
Other interest expense	6,622,064	9,378,294	8,333,777
Total consolidated interest expense	$ 7,289,055	$ 10,474,350	$ 9,367,054

Depreciation and amortization:
Total depreciation and amortization for reportable segments	$ 12,219,221	$ 12,527,195	$ 14,882,389
Other depreciation and amortization	907,011	2,684,386	2,163,183
Total consolidated depreciation and amortization	$ 13,126,232	$ 15,211,581	$ 17,045,572

Capital expenditures:
Total capital expenditures for reportable segments	$ 3,550,837	$ 18,676,726	$ 7,689,626
Other capital expenditures	37,460	597,206	367,796
Total consolidated capital expenditures (excluding those for equipment leased to others)	$ 3,588,297	$ 19,273,932	$ 8,057,422

International sales by major geographic regions were as follows:
	Year Ended December 31,
	2003	2002	2001

Asia	$ 1,258,587	$ 1,823,596	$ 2,020,836
Southeast Asia	14,905,004	11,377,856	6,462,062
Europe	13,529,481	6,121,596	12,951,596
South America	2,800,534	4,299,233	6,536,419
Canada	13,250,757	14,603,301	13,356,316
Australia	9,064,965	3,836,008	1,642,519
Africa	26,378,309	20,549,157	23,855,351
Central America	5,779,787	9,862,927	20,602,844
Middle East	1,970,874	274,445	666,312
West Indies	5,012,990	3,669,768	2,398,950
Other	1,657,633	2,888,426	917,346
Total	$ 95,608,921	$ 79,306,313	$ 91,410,551

16. Finance Receivables

Finance receivables are receivables of Astec Financial Services, Inc. Contractual maturities of outstanding receivables at December 31, 2003 were:

Amounts Due In	Notes
2004	$ 286,795
2005	384,443
2006	197,426
Total	$ 868,664

Receivables may be paid prior to contractual maturity, generally by payment of a prepayment penalty. At December 31, 2003 there were no impaired loans or leases. Recognition of income on finance receivables is suspended when management determines that collection of future income is not probable. Accrual is resumed if the receivable becomes contractually current and collection doubts are removed. Previously suspended income is recognized at that time.

17. Other Comprehensive Income

The balance of related after-tax components comprising accumulated other comprehensive income (loss) are summarized below:
	Year Ended December 31,
	2003	2002	2001
Foreign currency translation adjustment	$ 2,628,659	$ (988,356)	$ (2,336,401)
Unrealized loss on cash flow hedge, net of tax	(368,314)	(587,445)	(439,730)
Minimum pension liability adjustment, net of tax	(1,146,652)	(1,320,879)
Accumulated other comprehensive income (loss)	$ 1,113,693	$ (2,896,680)	$ (2,776,131)

18. Assets Held for Sale

In 2002 the Company acquired a 300,000 square-feet manufacturing facility located on 108 acres in Loudon, Tennessee. Related to this transaction, the Trencor, Inc. manufacturing operations formerly located in Grapevine, Texas were relocated to the Loudon, Tennessee facility during the fourth quarter of 2002. Expenses incurred during 2002 related to relocation and start-up were $3,276,559. A portion of the office space of the Grapevine, Texas facility is currently leased to an unrelated party. The Company continues to actively pursue a buyer for the Grapevine, Texas facility and believes it will be sold in 2004 for a gain. The carrying value of equipment, land and building totaling $4,980,757 is classified as "assets held for sale" in the balance sheet and is included in the assets of the Underground Group segment.

During the third quarter of 2003 the Company discontinued manufacturing operations at its Pavement Technology, Inc. facility located in Covington, Georgia. Certain office and manufacturing space of the facility are currently leased to the unrelated, but former president of this facility. The property is listed with a local realtor and the Company is actively pursuing a 2004 sale of this manufacturing facility. The Company expects to net an amount approximating the carrying value of equipment, land and building of $770,618, which is classified as "assets held for sale" in the balance sheet and is included in the assets of the Asphalt Group segment.

19. Restatement

The Company has restated the condensed consolidated balance sheets for the quarters ended June 30, 2003 and September 30, 2003 to properly classify the revolving credit loan with GE Capital as a current liability in accordance with EITF Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.

The following table reflects the impact of the reclassification:
Astec Industries, Inc. and Subsidiaries Cosolidated Balance Sheets (in thousands)
	June 30, 2003 (unaudited)		September 30, 2003 (unaudited)
	As Previously Reported	As Restated	As Previously Reported	As Restated
Assets
Current Assets
Cash and cash equivalents	$ 11,280	$ 11,280	$ 12,610	$ 12,610
Trade receivables, net	55,180	55,180	57,313	57,313
Other receivables	2,429	2,429	2,183	2,183
Inventories	113,740	113,740	108,932	108,932
Prepaid expenses and other	23,204	23,204	19,594	19,594
Total current assets	205,833	205,833	200,632	200,632
Property and equipment - net	115,357	115,357	112,969	112,969
Goodwill	36,909	36,909	36,889	36,889
Other assets	5,431	5,431	5,149	5,149
Total assets	$ 363,530	$ 363,530	$ 355,639	$ 355,639
Liabilities and Shareholders' Equity
Current Liabilities
Revolving credit loan		$ 27,782		$ 39,641
Notes payable and current maturities of long-term debt	$ 9,555	9,555	$ 6,409	6,409
Accounts payable - trade	34,158	34,158	28,948	28,948
Accrued product warranty	3,739	3,739	3,841	3,841
Other accrued liabilities	34,929	34,929	33,028	33,028
Total current laibilities	82,381	110,163	72,226	111,867
Long-term debt, less current maturities	78,155	50,373	80,682	41,041
Other non-current liabilities	10,638	10,638	10,645	10,645
Minority interest in colsolidated subsidiary	451	451	475	475
Total shareholders' equity	191,905	191,905	191,611	191,611
Total liabilities and shareholders' equity	$ 363,530	$ 363,530	$ 355,639	$ 355,639

Report of Independent Auditors

The Board of Directors and Shareholders
Astec Industries, Inc.

We have audited the accompanying consolidated balance sheets of Astec Industries, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astec Industries, Inc. and subsidiaries at December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and intangible assets.

/s/ Ernst & Young LLP

Chattanooga, Tennessee
February 25, 2004
except for Note 8, as to which the date is
March 4, 2004

ASTEC INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE (II)

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
DESCRIPTION	BEGINNING BALANCE	ADDITIONS CHARGES TO COSTS & EXPENSES	OTHER ADDITIONS	DEDUCTIONS	ENDING BALANCE
December 31, 2003: Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$ 2,774,734	$ 312,021	$	$ 1,334,967 (1)	$1,751,788
Reserve for inventory	$ 9,727,335	$ 5,241,003	$	$ 3,687,665	$11,280,673
Other Reserves: Product warranty	$ 3,646,045	$ 7,663,534	$	$ 7,696,649(2)	$3,612,930
December 31, 2002: Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$ 2,675,000	$ 639,758	$	$ 540,024(1)	$2,774,734
Reserve for inventory	$ 7,159,164	$ 3,207,755	$	$ 639,584	$9,727,335
Other Reserves: Product warranty	$ 3,277,268	$ 8,840,731		$$8,471,954(2)	$3,646,045
December 31, 2001: Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$ 2,105,000	$ 1,637,639	$	$ 1,067,639(1)	$ 2,675,000
Reserve for inventory	$ 6,263,756	$ 990,904	$	$ 95,496	$ 7,159,164
Other Reserves: Product warranty	$ 4,441,845	$ 3,778,458	$	$ 4,943,035(2)	$ 3,277,268

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

Date: March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by a majority of the Board of Directors of the Registrant on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ J. Don Brock	Chairman of the Board and President	March 15, 2004
J. Don Brock

/s/ Albert E. Guth	Group Vice President, Administration and Director	March 15, 2004
Albert E. Guth

/s/ W. Norman Smith	President - Astec, Inc. and Director, Group Vice President - Asphalt
W. Norman Smith		March 15, 2004

/s/ Robert G. Stafford	Vice President, Aggregates Processing Group and Director
Robert G. Stafford		March 15, 2004

/s/ William B. Sansom	Director	March 15, 2004
William B. Sansom

/s/ Ronald W. Dunmire	Director	March 15, 2004
Ronald W. Dunmire

/s/ Robert H. West	Director	March 15, 2004
Robert H. West

/s/ William D. Gehl	Director	March 15, 2004
William D. Gehl

/s/ Daniel K. Frierson	Director	March 15, 2004
Daniel K. Frierson

/s/ Ronald F. Green	Director	March 15, 2004
Ronald F. Green

Commission File No. 0-14714

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBITS FILED WITH ANNUAL REPORT

ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

ASTEC INDUSTRIES, INC.

1725 Shepherd Road

Chattanooga, Tennessee 37421

ASTEC INDUSTRIES, INC.

FORM 10-K

INDEX TO EXHIBITS
Exhibit Number	Description

Exhibit 10.40

Second Amendment to Credit Agreement, dated October 31, 2003 among Astec Industries, Inc., Astec, Inc., Heatec, Inc., CEI Enterprises, Inc., Astec Systems, Inc., Telsmith, Inc., Kolberg-Pioneer, Inc., Johnson Crushers International, Inc., Superior Industries of Morris, Inc., Breaker Technology, Inc., Production Engineered Products, Inc., Carlson Paving Products, Inc., RoadTec, Inc., Trencor, Inc., American Augers, Inc., AI Development Group, Inc., AI Enterprises, Inc., Astec Holdings, Inc., Astec Investments, Inc., Astec Transportation, Inc., RI Properties, Inc., TI Services, Inc. and General Electric Capital Corporation.

Exhibit 10.41

Third Amendment to the Credit Agreement, dated March 3, 2004, effective December 31, 2003, among Astec Industries, Inc., Astec, Inc., Heatec, Inc., CEI Enterprises, Inc., Astec Systems, Inc., Telsmith, Inc., Kolberg-Pioneer, Inc., Johnson Crushers International, Inc., Superior Industries of Morris, Inc., Breaker Technology, Inc., Production Engineered Products, Inc., Carlson Paving Products, Inc., RoadTec, Inc., Trencor, Inc., American Augers, Inc., AI Development Group, Inc., AI Enterprises, Inc., Astec Holdings, Inc., Astec Investments, Inc., Astec Transportation, Inc., RI Properties, Inc., TI Services, Inc. and General Electric Capital Corporation.

Exhibit 10.42

First Amendment to the Credit Agreement dated March 3, 2004, effective December 31, 2003, among Breaker Technology, Ltd, an Ontario corporation and General Electric Capital Canada Inc., a Canada corporation.

Exhibit 22	Subsidiaries of the registrant.

Exhibit 23	Consent of independent auditors.

Exhibit 31.1	Certification Pursuant To Rule 13a-14(a)/15d-14(a), As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant To Rule 13a-14(a)/15d-14(a), As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.