Form 10-Q
period 2004-03-31
ASTEC INDUSTRIES INC
filed 2004-05-10
CIK 792987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒	NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2004
Common Stock, par value $0.20	19,773,061

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Astec Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)
Account Description	March 31, 2004 (Unaudited)	December 31, 2003 (Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$ 13,341	$ 9,735
Trade receivables, net	68,299	44,764
Other receivables	2,626	1,254
Inventories	109,980	110,234
Prepaid expenses and other	13,132	18,166
Total current assets	207,378	184,153
Property and equipment - net	103,206	105,182
Goodwill	20,827	20,887
Assets held for sale	5,751	5,751
Other assets	5,292	4,983
Total assets	$342,454	$320,956
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Revolving credit loan	$ 26,659	$ 27,997
Notes payable and current maturities of long-term debt	7,870	8,689
Accounts payable - trade	43,407	28,956
Accrued product warranty	4,369	3,613
Other accrued liabilities	43,535	33,897
Total current liabilities	125,840	103,152
Long-term debt, less current maturities	36,857	38,696
Other non-current liabilities	5,806	11,101
Minority interest in consolidated subsidiary	523	490
Total shareholders' equity	173,428	167,517
Total liabilities and shareholders' equity	$342,454	$320,956

Astec Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands)
(Unaudited)
	Three Months Ended
	March 31,
	2004	2003
Net sales	$ 143,094	$ 122,128
Cost of sales	112,140	101,521
Gross profit	30,954	20,607
Selling, general, administrative and engineering expenses	20,945	21,410
Income (loss) from operations	10,009	(803)
Interest expense	1,079	2,341
Other (income) expense	62	(182)
Income (loss) before income taxes	8,868	(2,962)
Income tax provision (benefit)	3,406	(1,153)
Minority interest in earnings	10	21
Net income (loss)	$ 5,452	$ (1,830)

Earnings (loss) per common share
Basic	$ 0.28	$ (0.09)
Diluted	$ 0.27	$ (0.09)
Weighted average common shares outstanding
Basic	19,640,752	19,677,734
Diluted	19,936,070	19,677,734

Astec Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$5,452	$(1,830)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,025	3,424
Provision for doubtful accounts	163	120
Provision for inventory reserve	825	1,490
Provision for warranty reserve	2,535	2,016
Gain on sale and disposition of fixed assets	(19)	(22)
Minority interest in earnings of subsidiary	33	60
(Increase) decrease in:
Trade receivables	(24,508)	(14,109)
Inventories	(571)	4,193
Prepaid expenses and other	1,142	3,362
Deferred tax assets	3,891	-
Other non-current assets	(1,299)	(1,500)
Increase (decrease) in:
Accounts payable	14,451	7,756
Accrued product warranty	(1,779)	(1,947)
Other accrued liabilities	2,598	(1,124)
Income taxes payable	1,745	-
Other	114	(972)
Net cash provided by operating activities	7,798	917

Cash flows from investing activities:
Proceeds from sale of property and equipment - net	22	45
Proceeds from sale and repayment of lease portfolio	-	16,203
Collections of finance receivables	17	735
Repayments on notes receivable	44	-
Expenditures for property and equipment	(683)	(1,740)
Net cash provided (used) by investing activities	(600)	15,243

Cash flows from financing activities:
Net repayments under revolving credit agreement	(1,338)
Repayments under loan and note agreements	(2,657)	(2,234)
Purchase of Company shares by supplemental executive retirement plan	(57)	(40)
Proceeds from issuance of common stock	84	-
Net cash used by financing activities	(3,968)	(2,274)
Effect of exchange rate changes on cash	376	263
Net increase in cash and cash equivalents	3,606	14,149
Cash and cash equivalents at beginning of period	9,735	30,341
Cash and cash equivalents at end of period	$ 13,341	$ 44,490

ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain reclassifications were made to the prior year presentation to conform to the current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Astec Industries, Inc. and subsidiaries annual report on Form 10-K for the year ended December 31, 2003.

Note 2. Receivables

Receivables are net of allowance for doubtful accounts of $2,037,000 and $1,752,000 for March 31, 2004 and December 31, 2003, respectively.

Note 3. Inventories

Inventories are stated at the lower of first-in, first-out cost or market and consist of the following:

	(in thousands)
	March 31, 2004	December 31, 2003
Raw Materials	$ 56,280	$ 49,277
Work-in-Process	27,629	26,113
Finished Goods and Used Equipment	26,071	34,844
Total	$ 109,980	$ 110,234

Note 4. Property and Equipment

Property and equipment is stated at cost. Property and equipment is net of accumulated depreciation of $92,683,000 and $87,022,000 as of March 31, 2004 and December 31, 2003, respectively.

Note 5. Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with SFAS No. 128. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities.

The following table sets forth the computation of basic and diluted earnings (loss) per share:
	Three Months Ended March 31,
	2004	2003
Numerator:
Net income (loss)	$5,452,000	$(1,830,000)
Denominator:
Denominator for basic earnings per share	19,640,752	19,677,734
Effect of dilutive securities:
Shares of Supplemental Executive Retirement Plan	102,798	0
Employee stock options	192,520	0
Denominator for diluted earnings per share	19,936,070	19,677,734
Earnings (loss) per common share: Basic Diluted	$ 0.28 $ 0.27	$ (0.09) $ (0.09)

Note 6. Comprehensive Income

Total comprehensive income for the three-month period ended March 31, 2004 was $5,883,000 compared to a loss of $671,000 for the three months ended March 31, 2003.

The components of comprehensive income or loss for the periods indicated are set forth below:
	(in thousands)
	Three months ended March 31
	2004	2003
Net income (loss)	$ 5,452	$ (1,830)
Net increase (decrease) in accumulated fair value of derivative financial instruments	115	43
Increase in foreign currency translation	316	1,116
Total comprehensive income (loss)	$ 5,883	$ (671)

Note 7. Contingent Matters

Certain customers have financed purchases of Astec products through arrangements in which the Company is contingently liable for customer debt of approximately $19,110,000 and for residual value guarantees aggregating approximately $1,305,000 at March 31, 2004 and contingently liable for customer debt of approximately $19,820,000 and for residual value guarantees aggregating approximately $1,305,000 at December 31, 2003. The General Electric Capital Corporation credit facility dated May 14, 2003 limits contingent liabilities or guaranteed indebtedness created after May 14, 2003 to an aggregate total of $5,000,000 at any time, or to $2,000,000 for any one customer. As of March 31, 2004, guaranteed indebtedness created under the current loan agreement dated May 14, 2003 was $721,000. At March 31, 2004, the maximum potential amount of future payments for which the Company would be liable is equal to the amounts above. Because the Company does not believe it will be called on to fulfill any of these contingencies, the carrying amounts on the consolidated balance sheets of the Company for these contingent liabilities are zero.

In addition, the Company is contingently liable under letters of credit of approximately $17,483,000, of which $9,338,000 is related to Industrial Revenue Bonds. Under the Company's credit facility, the terms of letters of credit are limited to one year. As of March 31, 2004, the maximum potential amount of future payments for which the Company would be liable is approximately $17,483,000, of which $9,338,000 is recorded as debt in the accompanying consolidated balance sheet.

Management has reviewed all claims and lawsuits and, upon the advice of counsel, has made adequate provision for any estimable losses. However, the Company is unable to predict the ultimate outcome of the outstanding claims and lawsuits.

Note 8. Segment Information
	(in thousands)
	Three months ended
	March 31, 2004
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$43,263	$57,723	$24,131	$17,977	$ -	$143,094
Intersegment revenues	1,831	3,141	393	-	-	5,365
Gross profit	8,640	14,295	6,130	2,122	(233)	30,954
Gross profit percent	20.0%	24.8%	25.4%	11.8%	-	21.6%
Segment profit (loss)	$ 4,296	$ 6,175	$ 2,728	$ (636)	$(7,031)	$ 5,532

	(in thousands)
	Three months ended
	March 31, 2003
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$44,322	$44,313	$20,456	$ 12,506	$ 531	$122,128
Intersegment revenues	2,120	3,268	441	0	1,191	7,020
Gross profit	6,576	9,544	4,291	(30)	226	20,607
Gross profit percent	14.8%	21.5%	21.0%	(0.2%)	42.6%	16.9%
Segment profit (loss)	$ 2,083	$ 1,773	$ 1,187	$(3,034)	$(3,817)	$ (1,808)

Reconciliation of the reportable segment totals for profit or loss to the Company's consolidated totals is as follows:
	(in thousands)
	Three months ended March 31,
	2004	2003
Profit: Total profit for reportable segments	$12,563	$ 2,009
Other profit (loss)	(7,031)	(3,817)
Minority interest in earnings	(10)	(21)
Elimination of intersegment profit	(70)	(1)
Total consolidated net income (loss)	$ 5,452	$(1,830)

Note 9. Legal Matters

There have been no material developments in legal proceedings previously reported. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies" in Part I - Item 2 of this Report.

Note 10. Seasonality

Approximately 20% to 25% of the Company's business volume typically occurs during the first three months of the year. During the usual seasonal trend, the first three quarters of the year are the Company's stronger quarters for business volume, with the fourth quarter normally being the weakest quarter.

Note 11. Financial Instruments

For the three months ended March 31, 2004, the Company had Other Comprehensive Income ("OCI") amortized through interest expense of approximately $115,000. Monthly amortization of OCI through interest expense is expected to approximate $38,000 through April 2005.

Note 12. Goodwill

At March 31, 2004 and December 31, 2003 the Company had unamortized goodwill in the amount of $20,827,000 and $20,887,084, respectively.

The changes in the carrying amount of goodwill by operating segment for the quarter ended March 31, 2004 are as follows:
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	Total
Balance December 31, 2003	$ 1,156,818	$18,083,875	$ 1,646,391	$ 0	$20,887,084
Foreign currency translation	-	(60,084)	-	-	(60,084)
Balance March 31, 2004	$1,156,818	$18,023,791	$ 1,646,391	$ 0	$20,827,000

Note 13. Long-term Debt

On May 14, 2003, the Company entered into a new credit agreement of up to $150,000,000 through GE Capital secured by the Company's assets. As part of the GE Capital agreement, the Company entered into a term loan in the amount of $37,500,000 with an interest rate of one-percent (1%) above the Wall Street Journal prime rate and a maturity date of May 14, 2007. The Company may elect an interest rate of three-percent (3%) above the London Interbank Offered Rate ("LIBOR").

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

The Company was in compliance with the financial covenants under its credit facility as of March 31, 2004.

The Company's Canadian subsidiary, Breaker Technology Ltd, has available a credit facility issued by GE Capital dated May 14, 2003 with a term of four years for $5,000,000 to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit guarantees. As of March 31, 2004, Breaker Technology Ltd had no outstanding cash balance due under the credit facility, but approximately $243,000 in letter of credit guarantees under the facility. The Company is the primary guarantor to GE Capital of payment and performance for this $5,000,000 credit facility. The term of the guarantee is equal to the related debt. The maximum potential amount of future payments the Company would be required to make under its guarantee at March 31, 2004 is $243,000.

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

The pro forma impact on net income (loss) shown below may not be representative of future effects.
	(in thousands, except per share amounts)
	Three months ended March 31,
	2004	2003
Net income (loss), as reported	$5,452	$(1,830)
Stock compensation expense under SFAS 123, net of taxes	(17)	(14)
Adjusted net income (loss)	$5,435	$(1,844)

Basic earnings (loss) per share, as reported	$0.28	$(0.09)
Stock compensation expense under SFAS 123, net of taxes	-	-
Adjusted basic earnings (loss) per share	$0.28	$(0.09)

Diluted earnings (loss) per share, as reported	$0.27	$(0.09)
Stock compensation expense under SFAS 123, net of taxes	-	-
Adjusted diluted earnings (loss) per share	$0.27	$(0.09)

Note 15. Product Warranty Reserves

Changes in the Company's product warranty liability for the three months ended March 31, 2004 are as follows:

(in thousands)
Reserve balance at beginning of period	$ 3,613
Warranty liabilities accrued during the period	2,535
Warranty liabilities settled during the period	(1,779)
Reserve balance at the end of the period	$ 4,369

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

Note 16. Assets Held for Sale

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

Note 17. Post Retirement Benefits

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $1,400,000 to its pension plan and $62,000 in other benefits during 2004. As of March 31, 2004, approximately $405,000 of the contributions were made to the pension plan and $36,000 was paid for other benefits. The Company presently anticipates contributing an additional $1,200,000 for a total of $1,600,000 to fund its pension plan in 2004 and anticipates contributing an additional $26,000 for other benefits during 2004.

The components of net periodic pension cost for the quarter ended March 31, 2004 and 2003 are as follows:
	(in thousands)
	Pension Benefit		Other Benefits
	2004	2003	2004	2003
Service cost	$ -	$ 91	$ 30	$ 29
Interest cost	143	152	27	27
Expected return on assets	(121)	(85)	-	-
Amortization of prior service cost	-	-	8	8
Amortization of net (gain) loss	16	45	(7)	(8)
Net periodic benefit cost	$ 38	$ 203	$ 58	$ 56

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

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words, "believes," "anticipates," "intends," and "expects" and similar expressions. Such forward-looking statements include, without limitation, statements regarding the Company's expected sales during 2004, the Company's expected effective tax rates for 2004, the Company's expected capital expenditures in 2004, the expected benefit of financing arrangements, and the ability of the Company to meet its working capital and capital expenditure requirements through March 31, 2005, the impact of the enactment of the highway bill, the timing and impact of the improving economy, the Company being called upon to fulfill certain contingencies, the timing and effects of the sale of the Grapevine, Texas facility, the effects of the sale of the Covington, Georgia facility, and the expected increase of the Company's presence in international markets.

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

In addition to the risks and uncertainties identified elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, most recently in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, the risk factors described in the section under the caption "Risk Factors" should be carefully considered when evaluating the Company's business and future prospects.

Overview

The Company is a leading manufacturer and marketer of road building equipment. The Company's businesses:

  design, engineer, manufacture and market equipment that is used in each phase of road building, from quarrying and crushing the aggregate to testing the mix for application of the road surface;
  manufacture certain equipment and components unrelated to road construction, including trenching, auger boring, directional drilling, environmental remediation and industrial heat transfer; and
  manufacture and sell replacement parts for equipment in each of its product lines.

The Company has four reportable operating segments, which include the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group. The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other non-related industries. The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries. The business units in the Mobile Asphalt Paving Group design, manufacture and market asphalt pavers, material transfer vehicles, milling machines, screeds, and trench compaction machines. The business units in the Underground Group design, manufacture and market a complete line of trenching equipment and directional drills for the underground construction market. The Company also has one other category that contains the business units that do not meet the requirements for separate disclosure as an operating segment. The business units in the other category include Astec Insurance Company and Astec Industries, Inc., the parent company.

The Company's financial performance is affected by a number of factors, including the cyclical nature and varying conditions of the markets it serves. Demand in these markets fluctuates in response to overall economic conditions and is particularly sensitive to the amount of public sector spending on infrastructure development and privately funded infrastructure development, changes in the price of crude oil (fuel costs) and interest rate levels.

Public sector spending at the federal, state and local levels has been driven in large part by federal spending under the six-year federal-aid highway program, the Transportation Equity Act for the 21st Century ("TEA-21"), enacted in June 1998. TEA-21 authorized the appropriation of $217 billion in federal aid for road, highway and bridge construction, repair and improvement and other federal highway and transit projects for federal fiscal years October 1, 1998 through September 30, 2003. A new appropriation was enacted setting funding at a level of $33.6 billion for October 1, 2003 through September 30, 2004, but authorizing payment of such funds only through February 29, 2004. The date has been extended until June 30, 2004. A new six-year bill is under consideration. The amounts proposed by the U.S. Senate and the U.S. House of Representatives for funding under such long-term bill each exceed the amount of funding currently in place. However, President Bush has stated that he prefers that the amount of funding under the long-term legislation remain at its current level for the next six years. The Company does not know when the new highway funding bill will be enacted or the amount of funding that will be provided under such bill.

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and the price of steel affect the Company's financial performance. Economic downturns, like the one experienced over the past three years, generally result in decreased purchasing by the Company's customers, which in turn, causes reductions in sales and pricing pressure on the Company's products. Rising interest rates also typically has the effect of negatively impacting customers' attitude toward purchasing equipment. In addition, a significant portion of the Company's revenues relate to the sale of equipment that produces asphalt mix. A major component of asphalt is oil. A rise in the price of oil increases the cost of providing asphalt, which would likely decrease demand for asphalt, and therefore decrease demand for the Company's products. Steel is a major component in the Company's equipment. As steel prices have increased during 2004, the cost of goods of the Company's products and the costs of purchased parts and components also have increased. If the Company is not able to raise the prices of its products enough to cover the increased in costs of goods, the Company's financial results will be negatively affected. In addition to the factors stated above, many of the Company's markets are highly competitive, and its products compete worldwide with a number of other manufacturers and distributors that produce and sell similar products.

The Company is cautiously optimistic that, based on its backlog and customer activity, the economic environment as it impacts the Company will continue to improve. The Company believes that the highway bill, when enacted, will result in sustained or increased federal availability of highway funds and such funding should have a positive impact on customers' attitudes toward purchasing new equipment. In addition, the Company believes that an improving economy should increase state highway funding revenues and private commercial projects.

Results of Operations

For the three months ended March 31, 2004, net sales increased $20,966,000, or 17.2%, to $143,094,000 from $122,128,000 for the three months ended March 31, 2003. Sales are generated primarily from new equipment purchases made by customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development. Net sales for the Aggregate and Mining Group increased approximately $13,410,000, Underground Group net sales increased approximately $5,471,000 and Mobile Asphalt Group sales increased $3,675,000 for the first quarter of 2004 compared to the first quarter of 2003. Net sales for the Asphalt Group decreased approximately $1,059,000 for the first quarter of 2004 compared to the same period of 2003.

For the quarter ended March 31, 2004, compared to the same period of 2003, the Company believes that the increase in the sales for all business segments, other than the Asphalt Group, related to a general improvement in the economy and pent-up demand in the equipment markets the Company serves. For the first quarter of 2004 compared to the same period of 2003, the increase in Underground Group sales related also to increased sales of used equipment. The decrease in sales for the Asphalt Group related primarily to continued weak market conditions and product pricing pressure.

International sales for the first quarter of 2004 increased $5,673,000, or 24%, to $29,309,000, compared to $23,636,000 for the first quarter of 2003. For the three months ended March 31, 2004 and 2003, international sales accounted for approximately 20.5% and 19.4% of net sales, respectively. International sales increased for the first quarter of 2004 compared to the same period of 2003 primarily in Canada and Asia, but were offset somewhat by decreased sales in the West Indies and Europe. The Company believes the increase in international sales relates to pent-up demand for its equipment, and to benefits from the weakened dollar in the international markets.

Gross profit for the three months ended March 31, 2004 increased $10,347,000, or 50.2%, to $30,954,000 from $20,607,000 for the three months ended March 31, 2003. Gross profit as a percentage of sales for the three months ended March 31, 2004 and 2003 was 21.6% and 16.9%, respectively. The gross profit percentage increased during the first quarter of 2004 compared to the same quarter of 2003, as a result of increased volume through the manufacturing facilities and greater utilization of manufacturing capacity and because the first quarter of 2003 included a large turnkey project with a low gross margin. Offsetting the increase was lower gross profit percentage at the Loudon, Tennessee facility. The Company continued to benefit during the first quarter of 2004 from manufacturing expense reductions made in 2003.

Selling, general, administrative and engineering expenses for the three months ended March 31, 2004 were $20,945,000 or 14.6% of net sales, compared to $21,410,000 or 17.5% of net sales for the three months ended March 31, 2003, a decrease of $465,000 or 2.2%. Together with the first quarter 2004 increase in sales, the Company continued to benefit from various cost reduction efforts taken during 2003, which included headcount reductions. During the first quarter of 2003, the Company incurred one-time real estate title and recording fees and legal and consulting fees required by the former lenders. The absence of these fees during the first quarter of 2004 was offset primarily by increased selling, general, administrative and engineering expense at the Loudon, Tennessee facility.

For the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003, interest expense decreased $1,262,000, or 53.9%, to $1,079,000 from $2,341,000. Interest expense as a percentage of net sales was 0.8% and 1.9% for the quarters ended March 31, 2004 and 2003, respectively. The decrease in interest expense for the three months ended March 31, 2004 compared to the same period of 2003 related primarily to the decrease in outstanding debt and the lower interest rate on such debt under the current lending arrangement.

Other income, net of other expense, was a loss of $62,000 for the quarter ended March 31, 2004, compared to income net of expense of $182,000 for the quarter ended March 31, 2003, a decrease of $244,000. The primary reason for the decrease related to foreign currency exchange losses incurred by the Aggregate and Mining Group.

For the three months ended March 31, 2004, the Company recorded income tax expense of $3,406,000, compared to an income tax benefit of $1,153,000 for the three months ended March 31, 2003. The Company expects the effective tax rate for 2004 to be comparable to historical effective rates.

For the three months ended March 31, 2004 the Company had net income of $5,452,000 compared to a net loss of $1,830,000 for the three months ended March 31, 2003. Earnings per diluted share for the three months ended March 31, 2004 were $0.27 and net loss per share for the quarter ended March 31, 2003 was $0.09. Diluted shares outstanding at March 31, 2004 were 19,936,070. Shares outstanding at March 31, 2003 were 19,677,734.

Backlog of orders at March 31, 2004 was $108,747,000, compared to $53,289,000 at March 31, 2003, an increase of $55,458,000 or 104.1%. The increase in the backlog of orders at March 31, 2004 compared to March 31, 2003 related primarily to increased domestic orders totaling approximately $37,062,000, of which $19,787,000 were for the Company's Aggregate and Mining Group and approximately $11,792,000 for the Asphalt Group. As of March 31, 2004, with the exception of the Underground Group, domestic backlog of orders increased from the same prior year period in all business segments. As of March 31, 2004, the international backlog of orders increased from the same prior year period for all business segments. The Company is unable to determine whether the increase in backlog was experienced by the industry as a whole.

Liquidity and Capital Resources

On May 14, 2003, the Company refinanced its revolving credit facility and senior note agreement with new credit facilities of up to $150,000,000 through GECC secured by the Company's assets. As part of refinancing agreement, the Company entered into a term loan in the amount of $37,500,000, with an interest rate of one percent above the Wall Street Journal prime rate. At the option of the Company, the Company may elect an interest rate at a certain percentage above the LIBOR. The term loan requires quarterly principal payments of $1,339,286 on the first day of each quarter beginning July 1, 2003, with the final installment of the principal balance due on May 14, 2007.

The credit agreement also included a revolving credit facility of up to $112,500,000, of which available credit under the facility is based on a percentage of the Company's eligible accounts receivable and inventories. Availability under the revolving facility is adjusted monthly and interest is due in arrears. Principal covenants under the loan agreement include the maintenance of minimum levels of fixed charge coverage ratios and a 2004 limitation on capital expenditures of $9,500,000. The Company was in compliance with the financial covenants of the agreement as of March 31, 2004.

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

On October 29, 2003, related to the syndication of the loan by GE Capital, the Company amended its credit agreement to: 1) raise the threshold of required lender approval to at least eighty-one percent (81%) for certain material amendments to the credit agreement; and 2) require any over-advances (over the borrowing base formula contained therein) be repaid within sixty (60) days. On March 3, 2004, the Company amended its credit facility to revise the fixed charge coverage ratio for the second, third and fourth quarters of 2004.

Total short-term borrowings, including current maturities of long-term debt, were $34,529,000 at March 31, 2004, compared to $36,686,000 at December 31, 2003. As of March 31, 2004, short-term borrowings included the GECC revolving line of credit totaling $26,659,000, the current portion of the GECC term loan totaling $6,357,000, the current portion of Industrial Revenue Bonds totaling $500,000 and a short term note payable for financed insurance premiums that totaled $1,013,000. At December 31, 2003, short-term borrowings consisted primarily of the GECC revolving line of credit totaling $27,997,000, the current portion of the GECC term loan totaling $6,357,000, financed insurance premiums totaling $1,820,000 and the current portion of Industrial Development Revenue Bonds totaling $500,000.

Net cash provided by operating activities for the three months ended March 31, 2004 was $7,798,000 compared to net cash provided by operating activities of $917,000 for the three months ended March 31, 2003. The increase in cash from operating activities for the first quarter of 2004 compared to the first quarter of 2003 related primarily to net income and an increase in accounts payable and accrued product warranty, offset by an increase in trade receivables.

Long-term debt, less current maturities, decreased to $36,857,000 at March 31, 2004 from $38,696,000 at December 31, 2003. At March 31, 2004, $27,125,000 was outstanding under the long-term principal portion of the GECC term loan and $9,700,000 was outstanding under the long-term principal portion of Industrial Revenue Bonds.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., has available a credit facility of approximately $3,163,000 to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. As of March 31, 2004, Osborn Engineered Products had no outstanding borrowings under the credit facility, but had approximately $1,379,000 in performance and retention bonds guaranteed under the facility. The facility is secured by a cession of the Company's accounts receivable, retention and cash balance. The available facility fluctuates monthly based upon 50% of the Company's accounts receivables and retention at the end of the prior month.

The Company believes that its current working capital, cash flows generated from future operations and available capacity remaining under its credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements through March 31, 2005.

Capital expenditures in 2004 are expected to total approximately $7,400,000. The Company expects to finance these expenditures using internally generated funds and amounts available from its credit facilities. Net cash used by investing activities for the three months ended March 31, 2004 was approximately $600,000, compared to net cash provided by investing activities of $15,243,000 for the three months ended March 31, 2003. Capital expenditures for the three months ended March 31, 2004 were $683,000, compared to $1,740,000 for the three months ended March 31, 2003. Proceeds from the repayment of loans was approximately $17,000 for the three months ended March 31, 2004, compared to proceeds from the sale and repayment of lease portfolios and finance receivables of $16,938,000 for the three months ended March 31, 2003. Since the closing of the Company's captive finance company effective December 31, 2002, the Company has not entered into new leasing arrangements.

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

Many of our customers depend substantially on government funding of highway construction and maintenance and other infrastructure projects. Any decrease or delay in government funding of highway construction and maintenance and other infrastructure projects could cause our revenues and profits to decrease. Federal government funding of infrastructure projects is usually accomplished through bills, which establish funding over a multi-year period. On September 30, 2003, the six-year federal-aid highway program, the Transportation Equity Act for the 21st Century ("TEA-21"), expired. Congress is currently negotiating a six-year TEA-21 reauthorization bill. As part of the fiscal year 2004 budget resolution, the Surface Transportation Extension Act of 2003 provided for $14.1 billion for road resurfacing. In addition, on September 30, 2003, President Bush signed legislation that extended the authority to distribute federal highway and transit funds until February 29, 2004. Further legislation has been entered into to extend authorization of the funding through June 30, 2004. Short-term extensions are necessary to keep federal highway and transit funds flowing while Congress continues working to enact the six-year TEA-21 reauthorization measure. If the reauthorization measure is not enacted into law by the June 30, 2004 extension deadline and if further extensions are not entered into, highway funding may stop until such reauthorization bill or extensions are enacted. Even if entered into, the highway legislation may be revised in future congressional sessions and federal funding of infrastructure may be decreased in the future, especially in the event of an economic recession. In addition, Congress could pass legislation in future sessions, which would allow for the diversion of highway funds for other national purposes or could restrict funding of infrastructure projects unless states comply with certain federal policies.

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

General economic downturns, including downturns in the commercial construction industry, could result in a material decrease in our revenues and operating results. In fact, we believe that the economic downturn and political uncertainty during 2003 has negatively affected our expected revenue growth, which has increased the competitive pricing pressure in the market. Demand for many of our products, especially in the commercial construction industry, is cyclical. Sales of our products are sensitive to the states of the U.S., foreign and regional economies in general, and in particular, changes in commercial construction spending and government infrastructure spending. In addition, many of our costs are fixed and cannot be quickly reduced in response to decreased demand. We could face a downturn in the commercial construction industry based upon a number of factors, including:

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

The Company was in compliance with financial covenants at March 31, 2004. For the quarter ended December 31, 2003, the Company was not in compliance with one financial covenant contained in the credit agreement dated as of May 14, 2003, as amended. On March 3, 2004, the Company's lending syndicate waived the covenant violation and amended the covenant requirement through 2004 with an amendment effective December 31, 2003. The Company may be unable to comply with the amended covenant or the other financial covenants in the credit facility. If such violations occur, the lenders could elect to pursue their contractual remedies under the credit facility, including requiring immediate repayment in full of all amounts outstanding. The Company may also be unable to secure adequate or timely replacement of financing to repay its lenders in the event of an unanticipated repayment demand.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

The Company's management with the participation of its the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act. There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the legal proceedings previously reported by the registrant since the filing of its Annual Report on Form 10-K for the year ended December 31, 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies" in Part I - Item 2 of this Report.

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

4.2	Shareholder Protection Rights Agreement dated December 22, 1995 (incorporated by reference to the Company's Current Report on Form 8-K dated December 22, 1995, File No. 0-14714).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

On February 27, 2004, the Registrant filed a Current Report on Form 8-K for the purpose of furnishing a press release announcing its preliminary financial results for its quarter and year ended December 31, 2003.

On March 5, 2004 the Registrant filed a Current Report on Form 8-K for the purpose of furnishing a press release announcing its financial results for its quarter and year ended December 31, 2003.

______________________

The Exhibits are numbered in accordance with Item 601 of Regulation S-K. Inapplicable Exhibits are not included in the list.

* In accordance with Release No. 34-47551, this exhibit is hereby furnished to the SEC as an accompanying document and is not to be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTEC INDUSTRIES, INC.
(Registrant)

Date 5/10/2004	/s/ J. Don Brock
J. Don Brock
Chairman of the Board and President

Date 5/10/2004	/s/ F. McKamy Hall
F. McKamy Hall
Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002