Form 10-Q
period 2004-06-30
ASTEC INDUSTRIES INC
filed 2004-08-09
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004.

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☒	NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at August 2, 2004
Common Stock, par value $0.20	19,845,766

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Astec Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)
Account Description	June 30, 2004 (Unaudited)	December 31, 2003 (Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$ 20,325	$ 9,735
Trade receivables, net	61,891	44,764
Other receivables	1,935	1,254
Inventories	103,440	110,234
Prepaid expenses and other	9,114	18,166
Total current assets	196,705	184,153
Property and equipment - net	94,417	105,182
Goodwill	18,233	20,887
Assets held for sale	4,981	5,751
Other assets	4,598	4,983
Total assets	$ 318,934	$ 320,956
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Revolving credit loan	$ -	$ 27,997
Notes payable and current maturities of long-term debt	7,080	8,689
Accounts payable - trade	38,453	28,956
Accrued product warranty	5,292	3,613
Other accrued liabilities	46,121	33,897
Total current liabilities	96,946	103,152
Long-term debt, less current maturities	30,602	38,696
Other non-current liabilities	4,074	11,101
Minority interest in consolidated subsidiary	698	490
Total shareholders' equity	186,614	167,517
Total liabilities and shareholders' equity	$ 318,934	$320,956

Astec Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands)
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	$145,937	$103,437	$281,665	$218,523
Cost of sales	115,296	85,416	222,200	181,892
Gross profit	30,641	18,021	59,465	36,631
Selling, general, administrative and engineering expenses	19,913	17,580	39,786	37,984
Income (loss) from operations	10,728	441	19,679	(1,353)
Interest expense	1,072	2,096	2,151	4,435
Other income, net of expense	721	891	661	1,058
Senior note termination expense	-	(3,837)	-	(3,837)
Income (loss) from continuing operations before income taxes	10,377	(4,601)	18,189	(8,567)
Income taxes on continuing operations	4,015	(1,777)	7,014	(3,316)
Minority interest in earnings	36	10	46	31
Income (loss) from continuing operations	6,326	(2,834)	11,129	(5,282)
Income from discontinued operations	1,252	1,012	2,307	2,016
Income taxes on discontinued operations	483	390	888	776
Gain on disposal of discontinued operations (net of tax of $4,970)	5,507	-	5,507	-
Net income (loss)	$ 12,602	$ (2,212)	$ 18,055	$ (4,042)
Earnings per common share Income (loss) from continuing operations:
Basic	$ 0.32	$ (0.14)	$ 0.57	$ (0.27)
Diluted	$ 0.31	$ (0.14)	$ 0.55	$ (0.27)
Income from discontinued operations:
Basic	$ 0.32	$ 0.03	$ 0.35	$ 0.06
Diluted	$ 0.31	$ 0.03	$ 0.35	$ 0.06
Net income (loss): Basic	$ 0.64	$ (0.11)	$ 0.92	$ (0.21)
Diluted	$ 0.62	$ (0.11)	$ 0.90	$ (0.21)
Weighted average common shares outstanding
Basic	19,691,359	19,686,539	19,666,055	19,682,161
Diluted	20,179,112	19,686,539	20,057,591	19,682,161

Astec Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$ 18,055	$(4,042)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,692	7,232
Provision for doubtful accounts	411	120
Provision for inventory reserve	1,795	1,490
Provision for warranty reserve	4,931	2,016
Gain on disposal of discontinued operations, net of tax	(5,507)	-
Gain on sale and disposition of fixed assets	(208)	(968)
Minority interest in earnings of subsidiary	208	(10)
(Increase) decrease in:
Trade receivables	(22,587)	(4,882)
Inventories	2,263	5,007
Prepaid expenses and other	115	(1,208)
Deferred tax assets	4,622	-
Other non-current assets	2,117	(2,108)
Increase (decrease) in:
Accounts payable	12,560	479
Accrued product warranty	(3,097)	(1,923)
Other accrued liabilities	(1,139)	(3,789)
Income taxes payable	4,216	828
Other	143	206
Net cash provided (used) by operating activities	24,590	(1,552)
Cash flows from investing activities:
Proceeds from sale of property and equipment - net	816	7,908
Proceeds from sale and repayment of lease portfolio	65	23,157
Proceeds from disposal of discontinued operations, net	23,866	-
Repayments on notes receivable	27	-
Expenditures for property and equipment	(2,155)	(2,688)
Net cash provided by investing activities	22,619	28,377
Cash flows from financing activities:
Net repayments under revolving credit agreement	(29,590)	(83,154)
(Repayments) borrowings under loan and note agreements	(8,073)	37,000
Purchase of Company shares by supplemental executive retirement plan	(117)	(132)
Proceeds from issuance of common stock	1,049	99
Net cash used by financing activities	(36,731)	(46,187)
Effect of exchange rate changes on cash	112	301
Net increase (decrease) in cash and cash equivalents	10,590	(19,061)
Cash and cash equivalents at beginning of period	9,735	30,341
Cash and cash equivalents at end of period	$ 20,325	$ 11,280

ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

Note 2. Receivables

Receivables are net of allowance for doubtful accounts of $2,206,000 and $1,752,000 for June 30, 2004 and December 31, 2003, respectively.

Note 3. Inventories

Inventories are stated at the lower of first-in, first-out cost or market and consist of the following:

	(in thousands)
	June 30, 2004	December 31, 2003
Raw Materials	$ 51,612	$ 49,277
Work-in-Process	25,406	26,113
Finished Goods and Used Equipment	26,422	34,844
Total	$ 103,440	$ 110,234

Note 4. Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with SFAS No. 128. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities.

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net income (loss) from continuing operations	$6,326,000	$ (2,834,000)	$11,129,000	$ (5,282,000)
Denominator:
Denominator for basic earnings per share	19,691,359	19,686,539	19,666,055	19,682,161
Effect of dilutive securities:
Employee stock options	381,281	-	286,900	-
Supplemental Executive Retirement Plan	106,472	-	104,636	-
Denominator for diluted earnings per share	20,179,112	19,686,539	20,057,591	19,682,161
Basic	$ 0.32	$ (0.14)	$ 0.57	$ (0.27)
Diluted	$ 0.31	$ (0.14)	$ 0.55	$ (0.27)

Note 5. Property and Equipment

Property and equipment is stated at cost. Property and equipment is net of accumulated depreciation of $89,616,000 and $87,022,000 as of June 30, 2004 and December 31, 2003, respectively.

Note 6. Comprehensive Income

Total comprehensive income for the three and six-month periods ended June 30, 2004 was $12,922,000 and $17,944,000, respectively. Comprehensive income for the three and six-month periods ended June 30, 2003 was a loss of $873,000 and $1,544,000 respectively.

The components of comprehensive income or loss for the periods indicated are set forth below:
	(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (loss)	$ 12,602	$ (2,212)	$ 18,055	$ (4,042)
Net decrease in accumulated fair value of derivative financial instruments	(28)	(49)	(143)	(76)
Increase in foreign currency translation	348	1,388	32	2,574
Total comprehensive income (loss)	$ 12,922	$ (873)	$17,944	$ (1,544)

Note 7. Contingent Matters

Certain customers have financed purchases of Astec products through arrangements in which the Company is contingently liable for customer debt of approximately $17,518,000 and for residual value guarantees aggregating approximately $1,305,000 at June 30, 2004 and contingently liable for customer debt of approximately $19,820,000 and for residual value guarantees aggregating approximately $1,305,000 at December 31, 2003. The General Electric Capital Corporation credit facility dated May 14, 2003 limits contingent liabilities or guaranteed indebtedness created after May 14, 2003 to an aggregate total of $5,000,000 at any time, or to $2,000,000 for any one customer. As of June 30, 2004, guaranteed indebtedness created under the current loan agreement dated May 14, 2003 was $353,000. At June 30, 2004, the maximum potential amount of future payments for which the Company would be liable is equal to the amounts above. Because the Company does not believe it will be called on to fulfill any of these contingencies, the carrying amounts on the consolidated balance sheets of the Company for these contingent liabilities are zero.

In addition, the Company is contingently liable under letters of credit of approximately $16,674,000, of which $9,338,000 is related to Industrial Revenue Bonds. Under the Company's credit facility, the terms of letters of credit are limited to one year. As of June 30, 2004, the maximum potential amount of future payments for which the Company would be liable is approximately $16,674,000, of which $9,338,000 is recorded as debt in the accompanying consolidated balance sheet.

Management has reviewed all claims and lawsuits and, upon the advice of counsel, has made adequate provision for any estimable losses. However, the Company is unable to predict the ultimate outcome of the outstanding claims and lawsuits.

Note 8. Segment Information

	(in thousands)
	Three months ended
	June 30, 2004
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$44,325	$56,975	$26,519	$18,073	$45	$145,937
Intersegment revenues	3,305	762	314	2	614	4,997
Gross profit	9,328	13,154	6,029	2,938	(808)	30,641
Gross profit percent	21.0%	23.1%	22.7%	16.3%	(1,795.6%)	21.0%
Segment profit (loss)	$4,966	$6,145	$2,780	$553	$(8,046)	$6,398

	(in thousands)
	Six months ended
	June 30, 2004
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$87,588	$107,332	$50,650	$36,050	$45	$281,665
Intersegment revenues	5,137	2,197	707	2	614	8,657
Gross profit	17,968	25,320	12,159	5,060	(1,042)	59,465
Gross profit percent	20.5%	23.6%	24.0%	14.0%	(2,315.6%)	21.1%
Segment profit (loss)	$9,262	$11,276	$5,508	$(83)	$(14,682)	$11,281

	(in thousands)
	Three months ended
	June 30, 2003
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$30,733	$39,730	$20,803	$11,933	$238	$103,437
Intersegment revenues	2,467	1,311	(356)	1,519	275	5,216
Gross profit	3,544	8,259	4,418	1,792	8	18,021
Gross profit percent	11.5%	20.8%	21.2%	15.0%	3.4%	17.4%
Segment profit (loss)	$(511)	$1,053	$946	$(1,115)	$(3,687)	$(3,314)

	(in thousands)
	Six months ended
	June 30, 2003
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$75,055	$77,001	$41,259	$24,439	$769	$218,523
Intersegment revenues	4,588	2,864	85	1,519	1,465	10,521
Gross profit	10,120	15,806	8,709	1,762	234	36,631
Gross profit percent	13.5%	20.5%	21.1%	7.2%	30.4%	16.8%
Segment profit (loss)	$1,573	$1,861	$2,134	$(4,149)	$(7,145)	$(5,726)

Reconciliation of the reportable segment totals for profit or loss to the Company's consolidated totals is as follows:
	(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Profit:
Total profit for reportable segments	$14,444	$ 373	$25,963	$ 1,419
Other profit (loss)	(8,046)	(3,687)	(14,682)	(7,145)
Minority interest in earnings	(36)	(10)	(46)	(31)
Recapture (elimination) of intersegment profit	(36)	490	(106)	475
Net income (loss) from continuing operations	6,326	(2,834)	11,129	(5,282)
Income from discontinued operations, net of tax	769	622	1,419	1,240
Gain on sale of discontinued operation, net of tax	5,507	-	5,507	-
Consolidated net income (loss)	$12,602	$(2,212)	$18,055	$(4,042)

Note 9. Discontinued Operations

On June 30, 2004, the Company completed the sale and transfer of substantially all of the assets and substantially all of the liabilities of Superior Industries of Morris, Inc. Under the terms of the agreement, the purchase price for the assets and liabilities of Superior was $24,000,000 in cash, which amount was subject to post-closing adjustment based on the performance of Superior in the second quarter of 2004. The adjusted sales price is $23,600,000, for which the difference in cash will be settled during the third quarter of 2004, subject to a post-closing audit to be completed by August 31. The sales price adjustment of approximately $400,000 will be returned to the buyer if no post-closing adjustments are made during the audit. As a result of the transaction, on June 20, 2004 the Company recorded an after-tax gain on the disposal of discontinued operations of $5,507,000. Income from discontinued operations, net of taxes for the quarter and six months ended June 30, 2004, was $769,000 and $1,419,000, respectively, and for the quarter and six months ended June 30, 2003 was $622,000 and $1,240,000, respectively. Discontinued operations, after tax, are presented as discontinued operations in the Statements of Operations, as required by SFAS No. 144.

The carrying amounts of the major classes of assets and liabilities disposed on June 30, 2004 were as follows:
Assets:
Cash	$ 118,000
Accounts receivable	3,636,000
Inventory	2,736,000
Prepaid and other assets	32,000
Property and equipment	8,154,000
Goodwill	2,438,000
Total assets	17,114,000
Liabilities:
Accounts payable	3,141,000
Other liabilities	836,000
Total liabilities	3,977,000
Net assets and liabilities	$13,137,000

Note 10. Legal Matters

There have been no material developments in legal proceedings previously reported. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies" in Part I - Item 2 of this Report.

Note 11. Seasonality

Approximately 50% to 55% of the Company's business volume typically occurs during the first six months of the year. During the usual seasonal trend, the first three quarters of the year are the Company's stronger quarters for business volume, with the fourth quarter normally being the weakest quarter.

Note 12. Financial Instruments

For the three and six months ended June 30, 2004, the Company had Other Comprehensive Income ("OCI") amortized through interest expense of approximately $115,000 and $230,000, respectively. Monthly amortization of OCI through interest expense is expected to approximate $38,000 through April 2005.

Note 13. Goodwill

At June 30, 2004 and December 31, 2003 the Company had unamortized goodwill in the amount of $18,232,601 and $20,887,084, respectively.

The changes in the carrying amount of goodwill by operating segment for the quarter ended June 30, 2004 are as follows:
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	Total
Balance December 31, 2003	$ 1,156,818	$18,083,875	$ 1,646,391	$ -	$20,887,084
Foreign currency translation		(216,381)			(216,381)
Sale of subsidiary		(2,438,102)			(2,438,102)
Balance June 30, 2004	$1,156,818	$15,429,392	$ 1,646,391	$ -	$18,232,601

Note 14. Long-term Debt

On May 14, 2003, the Company refinanced its revolving credit facility and senior note agreement with new credit facilities of up to $150,000,000, secured by the Company's assets. The Company entered into a credit facility of up to $145,000,000 with General Electric Capital Corporation, while the Company and its Canadian subsidiary entered into a credit facility of up to $5,000,000 with General Electric Capital Canada, Inc. As part of the $145,000,000 GE Capital agreement, the Company entered into a term loan in the amount of $37,500,000 with an interest rate of one-percent (1%) above the higher of the Wall Street Journal prime rate and the Federal Funds Rate plus one-half of one percent (1/2%) or, at the election of the Company, three-percent (3%) above the London Interbank Offered Rate ("LIBOR"). The term loan maturity date is May 14, 2007.

The May 14, 2003 credit agreement also included a revolving credit facility of up to $107,500,000, of which available credit under the facility is based on a percentage of the Company's eligible accounts receivable and inventories. Availability under the revolving facility is adjusted monthly and interest is due in arrears. The revolving credit facility has a maturity date of May 14, 2007 and at inception, the interest rate on the revolving credit loan was one-percent (1%) above the higher of the Wall Street Journal prime rate and the Federal Funds Rate plus one-half of one percent (1/2%) or, at the election of the Company, three-percent (3%) above LIBOR. The credit facility contains certain restrictive financial covenants relative to operating ratios and capital expenditures.

On September 30, 2003, related to the syndication of the loan by GE Capital, the Company entered into an amendment to the Credit Agreement that reduced the availability under the credit facility from $107,500,000 to $82,500,000. In addition, the amendment increased the interest rate on the term loan and the revolving facility to one and one-half (1.5%) percent above the higher of Wall Street Journal prime rate and the Federal Funds Rate plus one-half of one percent (1/2%) or, at the election of the Company, to three and one-half (3.5%) percent above LIBOR. The Company requested the reduction in the revolving credit facility to reduce the fees paid for the daily available, but unused portion of the revolving facility.

On June 30, 2004, the Company completed the sale and transfer of substantially all of the assets and substantially all of the liabilities of Superior Industries of Morris, Inc. Under the terms of the agreement, the purchase price for the assets and liabilities of Superior was approximately $24 million, which amount was subject to post-closing adjustment based on the performance of Superior in the second quarter of 2004. The adjusted sales price at June 30, 2004 was $23.6 million and is subject to a post-closing audit. The proceeds of the sale were used to pay the outstanding revolving credit facility with GE Capital at June 30, 2004, which totaled approximately $13,000,000. In addition, on June 30, 2004, $4,500,000 of the sale proceeds were used to pay down the GE Capital term loan.

The Company was in compliance with the financial covenants under its credit facility as of June 30, 2004.

The Company's Canadian subsidiary, Breaker Technology Ltd, has available a credit facility issued by General Electric Capital Canada, Inc. dated May 14, 2003 with a term of four years for $5,000,000 to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit guarantees. As of June 30, 2004, Breaker Technology Ltd had no outstanding cash balance due under the credit facility, but approximately $189,000 in letter of credit guarantees under the facility. The Company is the primary guarantor to GE Capital of payment and performance for this $5,000,000 credit facility. The term of the guarantee is equal to the related debt. The maximum potential amount of future payments the Company would be required to make under its guarantee at June 30, 2004 is $189,000.

In accordance with Emerging Issues Task Force (EITF) Issue 95-22 Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement, the Company classifies the revolving credit facility as a current liability in its financial statements.

Note 15. Stock-based Compensation

The following summary presents the Company's net income (loss) and per share earnings (loss) that would have been reported had the Company determined stock compensation cost using the fair value method of accounting set forth under SFAS 123. There is no stock-based employee compensation cost in net income (loss) as reported.

The pro forma impact on net income (loss) shown below may not be representative of future effects.
	(in thousands, except per share amounts)
	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$12,602	$(2,212)	$18,055	$(4,042)
Stock compensation expense under SFAS 123, net of taxes	(23)	(9)	(40)	(24)
Adjusted net income (loss)	$12,579	$(2,221)	$18,015	$(4,066)

Basic earnings (loss) per share, as reported	$ 0.64	$(0.11)	$ 0.92	$(0.21)
Stock compensation expense under SFAS 123, net of taxes	-	-	-	-
Adjusted basic earnings (loss) per share	$ 0.64	$(0.11)	$ 0.92	$(0.21)

Diluted earnings (loss) per share, as reported	$ 0.62	$(0.11)	$ 0.90	$(0.21)
Stock compensation expense under SFAS 123, net of taxes	-	-	-	-
Adjusted diluted earnings (loss) per share	$ 0.62	$(0.11)	$ 0.90	$(0.21)

Note 16. Product Warranty Reserves

Changes in the Company's product warranty liability for the six months ended June 30, 2004 are as follows:

(in thousands)
Reserve balance at beginning of period	$ 3,613
Warranty liabilities accrued during the period	4,931
Warranty liabilities settled during the period	(3,252)
Reserve balance at the end of the period	$5,292

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

Note 17. Assets Held for Sale

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

Note 18. Post Retirement Benefits

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $1,400,000 to its pension plan and $62,000 in other benefits during 2004. As of June 30, 2004, approximately $600,000 of the contributions had been made to the pension plan and approximately $69,000 was paid for other benefits. The Company presently anticipates contributing an additional $1,000,000 for a total of $1,600,000 to fund its pension plan in 2004 and anticipates contributing an additional $65,000 for other benefits during 2004.

The components of net periodic pension cost for the six months ended June 30, 2004 and 2003 are as follows:
	(in thousands)
	Pension Benefit		Other Benefits
	2004	2003	2004	2003
Service cost	$ -	$ 182	$ 59	$ 58
Interest cost	273	304	54	53
Expected return on assets	(242)	(170)	-	-
Amortization of prior service cost	-	-	17	17
Amortization of net (gain) loss	27	90	(13)	(16)
Net periodic benefit cost	$ 58	$ 406	$ 117	$ 112

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

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words, "believes," "anticipates," "intends," and "expects" and similar expressions. Such forward-looking statements include, without limitation, statements regarding the Company's expected sales during 2004, the Company's expected effective tax rates for 2004, the Company's expected capital expenditures in 2004, the expected benefit of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through June 30, 2005, the impact of the enactment of the highway bill, the improving economic environment as it affects the Company, the timing and impact of the improving economy, the Company being called upon to fulfill certain contingencies, the timing and effects of the sale of the Grapevine, Texas facility, and the expected increase of the Company's presence in international markets.

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

In addition to the risks and uncertainties identified elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, most recently in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, the risk factors described in the section under the caption "Risk Factors" should be carefully considered when evaluating the Company's business and future prospects.

Overview

The Company is a leading manufacturer and marketer of road building equipment. The Company's businesses:

  design, engineer, manufacture and market equipment that is used in each phase of road building, from quarrying and crushing the aggregate to testing the mix for application of the road surface;
  manufacture certain equipment and components unrelated to road construction, including trenching, auger boring, directional drilling, industrial heat transfer; and
  manufacture and sell replacement parts for equipment in each of its product lines.

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

On June 30, 2004, the Company sold substantially all of the assets and liabilities of Superior Industries of Morris, Inc. (Superior) to Superior Industries, LLC. Superior was part of the Company's Aggregate and Mining Group. Superior's financial results are included in the income from discontinued operations line and are excluded from all other lines on the statement of operations.

The Company's financial performance is affected by a number of factors, including the cyclical nature and varying conditions of the markets it serves. Demand in these markets fluctuates in response to overall economic conditions and is particularly sensitive to the amount of public sector spending on infrastructure development and privately funded infrastructure development and changes in the price of crude oil (fuel costs).

Public sector spending at the federal, state and local levels has been driven in large part by federal spending under the six-year federal-aid highway program, the Transportation Equity Act for the 21st Century ("TEA-21"), enacted in June 1998. TEA-21 authorized the appropriation of $217 billion in federal aid for road, highway and bridge construction, repair and improvement and other federal highway and transit projects for federal fiscal years October 1, 1998 through September 30, 2003. A new appropriation was enacted setting funding at a level of $33.6 billion for October 1, 2003 through September 30, 2004, but authorizing payment of such funds only through February 29, 2004. The date has been extended until September 30, 2004. A new six-year bill is under consideration. The amounts proposed by the U.S. Senate and the U.S. House of Representatives for funding under such long-term bill each exceed the amount of funding currently in place. However, President Bush has stated that he prefers that the amount of funding under the long-term legislation remain at its current level equal to $256 billion for the next six years. The Company does not know when the new highway funding bill will be enacted or the amount of funding that will be provided under such bill. The House and Senate members of the "conference committee" were instructed to present "compromise" proposals in an effort to reach an agreement on the overall funding level of a multi-year bill. Congress is in recess until September 7, but conference leaders agreed to direct their staffs to review achievable funding under House and Senate proposals.

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

The Company believes that, based on its backlog and customer activity, the economic environment as it impacts the Company will continue to improve. The Company believes that the highway bill, when enacted, will result in sustained or increased federal availability of highway funds and such funding should have a positive impact on customers' attitudes toward purchasing new equipment. In addition, the Company believes that an improving economy should increase state highway funding revenues and private commercial projects.

Results of Operations

For the three months ended June 30, 2004, net sales increased $42,500,000, or 41.1%, to $145,937,000 from $103,437,000 for the three months ended June 30, 2003. Sales are generated primarily from new equipment purchases made by customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development. For the second quarter of 2004 compared to the second quarter of 2003, net sales for the Aggregate and Mining Group increased approximately $17,245,000, Asphalt Group net sales increased approximately $13,592,000, Underground Group net sales increased approximately $6,140,000 and Mobile Asphalt Group sales increased $5,716,000. For the second quarter of 2004 compared to the same period of 2003, net sales reported under the All Others category decreased $193,000.

For the six months ended June 30, 2004, net sales increased $63,142,000, or 28.9%, to $281,665,000 from $218,523,000 for the six months ended June 30, 2003. For the six months ended June 30, 2004 compared to the same period of 2003, net sales for the Aggregate and Mining Group increased $30,331,000, Asphalt Group net sales increased $12,533,000, Underground Group sales increased approximately $11,611,000 and Mobile Asphalt Paving Group sales increased $9,391,000. For the six months ended June 30, 2004 compared to the same period of 2003, net sales reported under the All Others category decreased $724,000. For the quarter and the six months ended June 30, 2004, compared to the same periods of 2003, the Company believes that the increase in the sales for all business segments related to a general improvement in the economy and pent-up demand in the equipment markets the Company serves. The decrease in sales in the All Others category for the three and six months ended June 30, 2004 compared to the same period of 2003 related primarily to the decreased lease portfolio income from the Company's former captive finance subsidiary. Net sales for the three and six months ended June 30, 2003 were restated to exclude discontinued operations of Superior Industries of Morris, Inc.

International sales for the second quarter of 2004 increased $16,202,000, or 73.8%, to $38,145,000, compared to $21,943,000 for the second quarter of 2003. For the three months ended June 30, 2004 and 2003, international sales accounted for approximately 26.1% and 21.2% of net sales, respectively. International sales increased for the second quarter of 2004 compared to the same period of 2003 primarily in Europe and the Middle East, followed by Asia, China, and Central America. The Company believes the increase in international sales relates to pent-up demand for its equipment, and to benefits from the weakened dollar.

International sales for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 increased $21,709,000, or 48% to $66,914,000. For the six months ended June 30, 2004 and 2003, international sales accounted for approximately 23.8% and 20.7% of net sales, respectively. The increase in international sales for the first half of 2004 compared to sales for the same period of 2003 is due primarily to increased sales in Europe, Canada and Africa. The Company is unable to determine whether or not the increase in international sales volume for the three and six months ended June 30, 2004 compared to the same periods of 2003 will be a trend or if the market as a whole experienced it. International sales for the three and six months ended June 30, 2003 were restated for discontinued operations of Superior Industries of Morris, Inc.

Gross profit for the three months ended June 30, 2004 increased $12,620,000, or 70.0%, to $30,641,000 from $18,021,000 for the three months ended June 30, 2003. Gross profit as a percentage of sales for the three months ended June 30, 2004 and 2003 was 21.0% and 17.4%, respectively.

Gross profit for the six months ended June 30, 2004 increased $22,834,000, or 62.3%, to $59,465,000 from $36,631,000 for the six months ended June 30, 2003. Gross profit as a percentage of sales for the six months ended June 30, 2004 and 2003 was 21.1% and 16.8%, respectively. The gross profit increase for the second quarter and the six months ended June 30, 2004 compared to the same period of 2003 related primarily to increased volume through the manufacturing facilities and greater utilization of manufacturing capacity, which was negatively impacted by increased steel and purchase parts prices and the write-down of used equipment.

Selling, general, administrative and engineering expenses for the three months ended June 30, 2004 were $19,913,000 or 13.6% of net sales, compared to $17,580,000 or 17.0% of net sales for the three months ended June 30, 2003, an increase of $2,333,000 or 13.3%. During the second quarter of 2003, the Company incurred legal and professional fees of approximately $369,000 incurred in negotiating with the prior lenders, primarily regarding the payoff of the senior notes and the related make-whole provision.

Selling, general, administrative and engineering expenses for the six months ended June 30, 2004 were $39,786,000 or 14.1% of net sales, compared to $37,984,000 or 17.4% of net sales for the six months ended June 30, 2003, an increase of $1,802,000 or 4.7%. The increase in selling, general, administrative and engineering expenses for the three and six months ended June 30, 2004 compared to the same periods of 2003 relate primarily to increased bonus accruals for subsidiary financial performance during the current year and increased health insurance expenses related to health claims experience. For the six months ended June 30, 2003, the Company incurred non-recurring expenses of approximately $2,153,000 related to refinancing the former lending arrangements. Non-recurring expenses included legal and professional fees related to negotiations as described above, financial consultants required under the former lending arrangement and real estate recording fees.

For the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003, interest expense decreased $1,024,000, or 48.9%, to $1,072,000 from $2,096,000. Interest expense as a percentage of net sales was 0.7% and 2.0% for the quarters ended June 30, 2004 and 2003, respectively.

For the six months ended June 30, 2004 compared to the six months ended June 30, 2003, interest expense decreased $2,284,000, or 51.5%, to $2,151,000 from $4,435,000. Interest expense as a percentage of net sales was 0.8% and 2.0% for the six months ended June 30, 2004 and 2003, respectively. The decrease in interest expense for the three and six months ended June 30, 2004 compared to the same period of 2003 related primarily to the decrease in outstanding debt and the lower interest rate on debt under the current lending arrangement.

Other income, net of other expense, was $721,000 for the quarter ended June 30, 2004, compared to other income net of expense of $891,000 for the quarter ended June 30, 2003, a decrease of $170,000 or 19.1%. The primary reason for the decrease related to foreign currency exchange losses incurred by the Aggregate and Mining Group.

For the six months ended June 30, 2004, other income, net of other expense, decreased $397,000 to $661,000 from $1,058,000 for the six months ended June 30, 2003. The decrease related primarily to a gain on the sale of fixed assets during the second quarter of 2003, which was generated by the sale of the Company's large tractor-trailers used primarily for the delivery of its Asphalt Group equipment, to a local trucking company. The Company contracts to outside trucking companies substantially all of its equipment delivery.

In the second quarter of 2003, the Company incurred expense of $3,837,000 related to termination of the former lending arrangement. A comparable expense was not incurred during 2004.

For the three months ended June 30, 2004, the Company recorded income tax expense on continuing operations of $4,015,000, compared to income tax benefit from continuing operations of $1,777,000 for the three months ended June 30, 2003. For the six months ended June 30, 2004, the Company recorded income tax expense from continuing operations of $7,014,000, compared to an income tax benefit from continuing operations of $3,316,000 for the six months ended June 30, 2003. The Company expects the effective tax rate for continuing operations for 2004 to be comparable to historical effective rates.

For the three months ended June 30, 2004 the Company had income continuing operations of $6,326,000 compared to a loss from continuing operations of $2,834,000 for the three months ended June 30, 2003. Income from continuing operations for the six months ended June 30, 2004 was $11,129,000 compared to a loss from continuing operations of $5,282,000 for the six months ended June 30, 2003.

For the three months ended June 30, 2004, the Company had income from discontinued operations, net of tax related to the sale of substantially all of the assets and liabilities of Superior Industries of Morris, Inc., of $769,000 and income from discontinued operations of $622,000 for the three months ended June 30, 2003. For the six months ended June 30, 2004 and 2003, income from discontinued operations, net of tax was $1,419,000 and $1,240,000, respectively. The effective tax rate for discontinued operations was comparable to historical effective tax rates for continuing operations.

At June 30, 2004, the Company recorded a gain on the disposal of discontinued operations, net of tax in the amount of $5,507,000. The tax expense recorded related to the gain on disposal at June 30, 2004 was $4,970,000. The higher effective tax rate (47%) of the net gain on disposition was the result of goodwill on the books of Superior Industries, which is not deductible in the calculation of the tax expense.

For the three months ended June 30, 2004 the Company had net income of $12,602,000 compared to a net loss of $2,212,000 for the three months ended June 30, 2003. Earnings per diluted share for the three months ended June 30, 2004 were $0.62 compared to a net loss per share for the quarter ended June 30, 2003 of $0.11. Diluted shares outstanding for the three months ended June 30, 2004 and 2003 were 20,179,112 and 19,686,539, respectively.

For the six months ended June 30, 2004, net income was $18,055,000, compared to a net loss of $4,042,000 for the six months ended June 30, 2003. Earnings per diluted share for the six months ended June 20, 2004 were $0.90 compared to a net loss per share for the six months ended June 20, 2003 of $0.21. Diluted shares outstanding for the six months ended June 30, 2004 and 2003 were 20,057,591 and 19,682,161, respectively.

Backlog of orders for continuing operations at June 30, 2004 was $68,678,000, compared to $41,932,000 at June 30, 2003, an increase of $26,746,000 or 64%. The June 30, 2003 backlog has been restated to exclude the discontinued operations of Superior Industries of Morris, Inc. The increase in the backlog of orders at June 30, 2004 compared to June 30, 2003 related to increased domestic orders totaling approximately $14,941,000 and increased international orders of approximately $11,805,000. The increase in domestic and international orders at June 30, 2004 related primarily to increased orders for the Company's Aggregate and Mining Group, which increased approximately $12,917,000 and 7,091,000, respectively. The Company is unable to determine whether the increase in backlog was experienced by the industry as a whole.

Liquidity and Capital Resources

On May 14, 2003, the Company refinanced its revolving credit facility and senior note agreement with new credit facilities of up to $150,000,000, secured by the Company's assets. The Company entered into a credit facility of up to $145,000,000 with General Electric Capital Corporation, while the Company and its Canadian subsidiary entered into a credit facility of up to $5,000,000 with General Electric Capital Canada, Inc. As part of the $145,000,000 GE Capital agreement, the Company entered into a term loan in the amount of $37,500,000 with an interest rate of one-percent (1%) above the higher of the Wall Street Journal prime rate and the Federal Funds Rate plus one-half of one percent (1/2%) or, at the election of the Company, three-percent (3%) above the London Interbank Offered Rate ("LIBOR"). The term loan maturity date is May 14, 2007. The term loan requires quarterly principal payments of $1,339,286 on the first day of each quarter beginning July 1, 2003, and a final payment of the principal balance due on May 14, 2007.

The May 14, 2003 credit agreement also included a revolving credit facility of up to $107,500,000, of which available credit under the facility is based on a percentage of the Company's eligible accounts receivable and inventories. Availability under the revolving facility is adjusted monthly and interest is due in arrears. The revolving credit facility has a maturity date of May 14, 2007 and at inception, the interest rate on the revolving credit loan was one-percent (1%) above the higher of the Wall Street Journal prime rate and the Federal Funds Rate plus one-half of one percent (1/2%) or, at the election of the Company, three-percent (3%) above LIBOR. The credit facility contains certain restrictive financial covenants relative to operating ratios and capital expenditures. As of June 30, 2004, the Company was in compliance with the financial covenants of the agreement.

On September 30, 2003, related to the syndication of the loan by GE Capital, the Company entered into an amendment to the Credit Agreement that reduced the availability under the credit facility from $107,500,000 to $82,500,000. In addition, the amendment increased the interest rate on the term loan and the revolving facility to one and one-half (1.5%) percent above the higher of Wall Street Journal prime rate and the Federal Funds Rate plus one-half of one percent (1/2%) or, at the election of the Company, to three and one-half (3.5%) percent above LIBOR. The Company requested the reduction in the revolving credit facility to reduce the fees paid for the daily available, but unused portion of the revolving facility.

On October 29, 2003, related to the syndication of the loan by GE Capital, the Company amended its credit agreement to, among other things: 1) raise the threshold of required lender approval to at least eighty-one percent (81%) for certain material amendments to the credit agreement; and 2) require any over-advances (over the borrowing base formula contained therein) be repaid, at the latest, within sixty (60) days. On March 3, 2004, the Company amended its credit facility to revise the fixed charge coverage ratio for the second, third and fourth quarters of 2004.

Total short-term borrowings, including current maturities of long-term debt, were $7,080,000 at June 30, 2004, compared to $36,686,000 at December 31, 2003. As of June 30, 2004, short-term borrowings included current portion of the GECC term loan totaling $6,357,000, the current portion of Industrial Revenue Bonds totaling $500,000 and a short term note payable for financed insurance premiums that totaled $223,000. The balance of the GECC revolving credit facility at June 30, 2004 was zero. At December 31, 2003, short-term borrowings consisted primarily of the GECC revolving line of credit totaling $27,997,000, the current portion of the GECC term loan totaling $6,357,000, financed insurance premiums totaling $1,820,000 and the current portion of Industrial Development Revenue Bonds totaling $500,000.

Net cash provided by operating activities for the six months ended June 30, 2004 was $24,590,000 compared to net cash used by operating activities of $1,552,000 for the six months ended June 30, 2003. The increase in cash from operating activities for the six months ended June 30, 2004 compared to the same period of 2003 related primarily to net income, the gain on disposal of discontinued operations and increased accounts payable, offset by increases in trade receivables.

Long-term debt, less current maturities, decreased to $30,602,000 at June 30, 2004 from $38,696,000 at December 31, 2003. At June 30, 2004, $20,902,000 was outstanding under the long-term principal portion of the GECC term loan and $9,700,000 was outstanding under the long-term principal portion of Industrial Revenue Bonds. With the proceeds from the disposition of Superior Industries on June 30, 2004, the Company made a principal payment on the GECC term loan of $4,500,000 and paid the outstanding balance of the revolving credit facility of approximately $13,000,000 on that date.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., has available a credit facility of approximately $3,212,000 to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. As of June 30, 2004, Osborn Engineered Products had no outstanding borrowings under the credit facility, but had approximately $1,351,000 in performance and retention bonds guaranteed under the facility. The facility is secured by a cession of the Company's accounts receivable, retention and cash balance. The available facility fluctuates monthly based upon 50% of the Company's accounts receivables and retention at the end of the prior month.

The Company believes that its current working capital, cash flows generated from future operations and available capacity remaining under its credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements through June 30, 2005.

Capital expenditures for 2004 are forecasted to total approximately $5,460,000. The Company expects to finance these expenditures using internally generated funds and amounts available from its credit facilities. Net cash provided by investing activities for the six months ended June 30, 2004 was approximately $22,619,000, compared to net cash provided by investing activities of $28,377,000, for the six months ended June 30, 2003. Capital expenditures for the six months ended June 30, 2004 were $2,155,000, compared to $2,688,000 for the six months ended June 30, 2003. Proceeds from the repayment of loans was approximately $65,000 for the six months ended June 30, 2004, compared to proceeds from the sale and repayment of lease portfolios and finance receivables of $23,157,000 for the six months ended June 30, 2003. Since the closing of the Company's captive finance company effective December 31, 2002, the Company has not entered into new leasing arrangements. For the six months ended June 30, 2004, proceeds from the disposal of discontinued operations was $23,866,000, which is net of cash of approximately $118,000 included in the assets disposed.

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

Many of our customers depend substantially on government funding of highway construction and maintenance and other infrastructure projects. Any decrease or delay in government funding of highway construction and maintenance and other infrastructure projects could cause our revenues and profits to decrease. Federal government funding of infrastructure projects is usually accomplished through bills, which establish funding over a multi-year period. On September 30, 2003, the six-year federal-aid highway program, the Transportation Equity Act for the 21st Century ("TEA-21"), expired. Congress is currently negotiating a six-year TEA-21 reauthorization bill. As part of the fiscal year 2004 budget resolution, the Surface Transportation Extension Act of 2003 provided for $14.1 billion for road resurfacing. In addition, on September 30, 2003, President Bush signed legislation that extended the authority to distribute federal highway and transit funds until February 29, 2004. Further legislation has been entered into to extend authorization of the funding through September 30, 2004. Short-term extensions are necessary to keep federal highway and transit funds flowing while Congress continues working to enact the six-year TEA-21 reauthorization measure. If the reauthorization measure is not enacted into law by the September 30 extension deadline and if further extensions are not entered into, highway funding may stop until such reauthorization bill or extensions are enacted. Even if entered into, the highway legislation may be revised in future congressional sessions and federal funding of infrastructure may be decreased in the future, especially in the event of an economic recession. In addition, Congress could pass legislation in future sessions, which would allow for the diversion of highway funds for other national purposes or could restrict funding of infrastructure projects unless states comply with certain federal policies.

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

The Company was in compliance with financial covenants at March 31 and June 30, 2004. For the quarter ended December 31, 2003, the Company was not in compliance with one financial covenant contained in the credit agreement dated as of May 14, 2003, as amended. On March 3, 2004, the Company's lending syndicate waived the covenant violation and amended the covenant requirement through 2004 with an amendment effective December 31, 2003. The Company may be unable to comply with the amended covenant or the other financial covenants in the credit facility. If such violations occur, the lenders could elect to pursue their contractual remedies under the credit facility, including requiring immediate repayment in full of all amounts outstanding. The Company may also be unable to secure adequate or timely replacement of financing to repay its lenders in the event of an unanticipated repayment demand.

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

Item 4. Controls and Procedures

The Company's management, with the participation of its the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act. There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security holders

The Annual Meeting of the Shareholders was held on Tuesday, April 27, 2004, in Chattanooga, Tennessee, at which the following matters were submitted to a vote of the shareholders:

a. Votes regarding the election of four Directors for a term expiring in 2007 were as follows:

Name of Director	FOR	WITHHELD
J. Don Brock	18,748,913	72,612
Albert E. Guth	18,714,717	106,808
W. Norman Smith	18,745,627	75,898
William B. Sansom	18,645,008	176,517

b. Votes regarding the election of one Director for a term expiring in 2006 were as follows:

Name of Director	FOR	WITHHELD
R. Douglas Moffat	18,743,696	77,829

Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

Term Expiring in 2005
William D. Gehl
Ronald W. Dunmire
Ronald F. Green

Term Expiring in 2006
Daniel K. Frierson
Robert G. Stafford

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

4.2	Shareholder Protection Rights Agreement dated December 22, 1995 (incorporated by reference to the Company's Current Report on Form 8-K dated December 22, 1995, File No. 0-14714).

10.43	Purchase of Assets and Real Estate from Superior Industries of Morris, Inc. and Astec Industries, Inc. by Superior Industries, LLC dated June 30, 2004.

10.44	Amendment to Asset Purchase Agreement of Superior Industries of Morris, Inc. to Superior Industries, LLC dated June 30, 2004.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

On June 1, 2004, the Registrant filed a Current Report on Form 8-K for the purpose of furnishing a press release announcing an agreement to sell substantially all of the assets and transfer substantially all of the liabilities of Superior Industries of Morris, Inc.

On June 30, 2004, the Registrant filed a Current Report on Form 8-K for the purpose of furnishing a press release announcing that it had completed the previously announced sale and transfer of substantially all of the assets and substantially all of the liabilities of Superior Industries of Morris, Inc.

On July 7, 2004, the Registrant filed a Current Report on Form 8-K/A for the purpose of furnishing a press release announcing that it had completed the previously announced sale and transfer of substantially all of the assets and substantially all of the liabilities of Superior Industries of Morris, Inc.

On July 21, 2004, the Registrant filed a Current Report on Form 8-K for the purpose of furnishing a press release announcing its financial results for its quarter ended June 30, 2004.
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

ASTEC INDUSTRIES, INC.
(Registrant)

Date 8/9/2004	/s/ J. Don Brock
J. Don Brock
Chairman of the Board and President

Date 8/9/2004	/s/ F. McKamy Hall
F. McKamy Hall
Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

10.43	Purchase of Assets and Real Estate from Superior Industries of Morris, Inc. and Astec Industries, Inc. by Superior Industries, LLC dated June 30, 2004.

10.44	Amendment to Asset Purchase Agreement of Superior Industries of Morris, Inc. to Superior Industries, LLC dated June 30, 2004.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.