Form 10-Q
period 2004-09-30
ASTEC INDUSTRIES INC
filed 2004-11-08
CIK 792987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☒	NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at October 29, 2004
Common Stock, par value $0.20	19,974,903

ASTEC INDUSTRIES, INC.
INDEX
Page Number
PART I - Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003	1
Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2004 and 2003	2
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003	3
Notes to Unaudited Consolidated Financial Statements	4
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures about Market Risk	20
Item 4. Controls and Procedures	20
PART II - Other Information
Item 1. Legal Proceedings	21
Item 4. Submission of Matters to a Vote of Security Holders	21
Item 6. Exhibits and Reports on Form 8-K	21

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Astec Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)
Account Description	September 30, 2004 (Unaudited)	December 31, 2003 (Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$ 11,562	$ 9,735
Trade receivables, net	45,628	44,764
Other receivables	2,763	1,254
Inventories	114,343	110,234
Prepaid expenses and other	9,017	18,166
Total current assets	183,313	184,153
Property and equipment - net	94,989	105,182
Goodwill	18,585	20,887
Assets held for sale	4,981	5,751
Other assets	4,480	4,983
Total assets	$ 306,348	$ 320,956
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Revolving credit loan	$ 656	$ 27,997
Notes payable and current maturities of long-term debt	3,310	8,689
Accounts payable - trade	35,640	28,956
Accrued product warranty	5,466	3,613
Other accrued liabilities	41,020	33,897
Total current liabilities	86,092	103,152
Long-term debt, less current maturities	26,560	38,696
Other non-current liabilities	4,107	11,101
Minority interest in consolidated subsidiary	443	490
Total shareholders' equity	189,146	167,517
Total liabilities and shareholders' equity	$306,348	$320,956

See Notes to Consolidated Financial Statements

Astec Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands)
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$111,718	$101,090	$393,383	$319,612
Cost of sales	89,294	84,287	311,493	266,179
Gross profit	22,424	16,803	81,890	53,433
Selling, general, administrative and engineering expenses	20,705	16,985	60,491	54,969
Income (loss) from operations	1,719	(182)	21,399	(1,536)
Interest expense	(877)	(1,544)	(3,028)	(5,979)
Other income, net of expense	303	(66)	963	992
Senior note termination expense	-	-	-	(3,837)
Income (loss) from continuing operations before income taxes	1,145	(1,792)	19,334	(10,360)
Income taxes on continuing operations	413	(698)	7,428	(4,011)
Minority interest in earnings	1	7	47	39
Income (loss) from continuing operations	731	(1,101)	11,859	(6,388)
Income from discontinued operations	-	513	2,307	2,530
Income taxes on discontinued operations	-	197	888	971
Gain on disposal of discontinued operations (net of tax of $4,970)	-	-	5,507	-
Net income (loss)	$ 731	$ (785)	$18,785	$(4,829)
Earnings per common share Income (loss) from continuing operations:
Basic	$0.04	$(0.06)	$0.60	$(0.32)
Diluted	$0.04	$(0.06)	$0.59	$(0.32)
Income from discontinued operations:
Basic	$ -	$0.02	$0.35	$0.08
Diluted	$ -	$0.02	$0.34	$0.08
Net income (loss): Basic	$0.04	$(0.04)	$0.95	$(0.25)
Diluted	$0.04	$(0.04)	$0.93	$(0.25)
Weighted average common shares outstanding
Basic	19,763,373	19,698,817	19,698,731	19,687,774
Diluted	20,247,798	19,698,817	20,121,283	19,687,774

See Notes to Consolidated Financial Statements

Astec Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$ 18,785	$ (4,829)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,247	10,541
Provision for doubtful accounts	557	339
Provision for inventory reserve	2,623	3,768
Provision for warranty reserve	6,846	5,665
Deferred tax benefit	4,803	-
Gain on disposal of discontinued operations, net of tax	(5,507)	-
Gain on sale and disposition of fixed assets	(125)	(1,045)
Minority interest in earnings of subsidiary	(46)	15
(Increase) decrease in:
Trade and other receivables	(6,611)	(7,378)
Inventories	(9,468)	7,539
Prepaid expenses and other	3,092	2,402
Other non-current assets	(1,385)	(2,699)
Increase (decrease) in:
Accounts payable	9,747	(4,731)
Accrued product warranty	(4,837)	(5,470)
Other accrued liabilities	2,287	(7,339)
Income taxes payable	(3,896)	567
Net cash provided (used) by operating activities	25,112	(2,655)

Cash flows from investing activities:
Proceeds from sale of property and equipment - net	1,047	7,908
Proceeds from sale and repayment of lease portfolio	72	25,539
Proceeds from disposal of discontinued operations, net	23,614	-
Repayments on notes receivable	67	-
Expenditures for property and equipment	(5,593)	(3,836)
Net cash provided by investing activities	19,207	29,611
Cash flows from financing activities:
Net repayments under revolving credit agreement	(27,341)	(74,435)
(Repayments) borrowings under loan and note agreements	(17,478)	27,661
Purchase of Company shares by supplemental executive retirement plan	(175)	-
Proceeds from issuance of common stock	2,393	99
Net cash used by financing activities	(42,601)	(46,675)
Effect of exchange rate changes on cash	109	1,988
Net increase (decrease) in cash and cash equivalents	1,827	(17,731)
Cash and cash equivalents at beginning of period	9,735	30,341
Cash and cash equivalents at end of period	$ 11,562	$ 12,610

See Notes to Consolidated Financial Statements

ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

The pro forma impact on net income (loss) shown below may not be representative of future effects.
	(in thousands, except per share amounts)
	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$731	$(785)	$18,785	$(4,829)
Stock compensation expense under SFAS 123, net of taxes	(23)	(3)	(63)	(27)
Adjusted net income (loss)	$708	$(788)	$18,722	$(4,856)

Basic earnings (loss) per share, as reported	$0.04	$(0.04)	$0.95	$(0.25)
Stock compensation expense under SFAS 123, net of taxes	-	-	-	-
Adjusted basic earnings (loss) per share	$0.04	$(0.04)	$0.95	$(0.25)

Diluted earnings (loss) per share, as reported	$0.04	$(0.04)	$0.93	$(0.25)
Stock compensation expense under SFAS 123, net of taxes	-	-	-	-
Adjusted diluted earnings (loss) per share	$0.04	$(0.04)	$0.93	$(0.25)

Note 3. Receivables

Receivables are net of allowances for doubtful accounts of $2,205,000 and $1,752,000 for September 30, 2004 and December 31, 2003, respectively.

Note 4. Inventories

Inventories are stated at the lower of first-in, first-out cost or market and consist of the following:

	(in thousands)
	September 30, 2004	December 31, 2003
Raw Materials	$ 52,521	$ 49,277
Work-in-Process	29,515	26,113
Finished Goods and Used Equipment	32,307	34,844
Total	$ 114,343	$ 110,234

Note 5. Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with SFAS No. 128. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities.

The following table sets forth the computation of basic and diluted earnings (loss) per share:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Income (loss) from continuing operations	$ 731,000	$ (1,101,000)	$11,859,000	$ (6,388,000)
Income from discontinued operations	-	$ 316,000	$ 6,926,000	$ 1,559,000
Net income (loss)	$ 731,000	$ (785,000)	$18,785,000	$(4,829,000)

Denominator: Denominator for basic earnings per share	19,763,373	19,698,817	19,698,731	19,687,774
Effect of dilutive securities:
Employee stock options	374,585	-	316,165	-
Supplemental Executive Retirement Plan	109,840	-	106,387	-
Denominator for diluted earnings per share	20,247,798	19,698,817	20,121,283	19,687,774
Income (loss) from continuing operations:
Basic	$ 0.04	$ (0.06)	$ 0.60	$ (0.32)
Diluted	$ 0.04	$ (0.06)	$ 0.59	$ (0.32)
Income from discontinued operations:
Basic	-	$ 0.02	$ 0.35	$ 0.08
Diluted	-	$ 0.02	$ 0.34	$ 0.08
Net income (loss):
Basic	$ 0.04	$ (0.04)	$ 0.95	$ (0.25)
Diluted	$ 0.04	$ (0.04)	$ 0.93	$ (0.25)

For the three and nine months ended September 30, 2004, options of approximately 1,082,000 and 1,636,000, respectively were antidilutive and were not included in the diluted EPS computation. For the three and nine months ended September 30, 2003, options of approximately 2,829,000 and 2,839,000, respectively, were antidilutive and were not included in the diluted EPS computation.

Note 6. Property and Equipment

Property and equipment is stated at cost. Property and equipment is net of accumulated depreciation of $89,223,000 and $87,022,000 as of September 30, 2004 and December 31, 2003, respectively.

Note 7. Comprehensive Income

Total comprehensive income for the three and nine-month periods ended September 30, 2004 was $1,245,000 and $19,411,000, respectively. Comprehensive income for the three and nine-month periods ended September 30, 2003 was a loss of $298,000 and $1,844,000 respectively.

The components of comprehensive income or loss for the periods indicated are set forth below:
	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss)	$ 731	$ (785)	$18,785	$ (4,829)
Net decrease in accumulated fair value of derivative financial instruments	73	48	216	124
Increase in foreign currency translation	441	439	410	2,861
Total comprehensive income (loss)	$1,245	$ (298)	$19,411	$ (1,844)

Note 8. Contingent Matters

Certain customers have financed purchases of Astec products through arrangements in which the Company is contingently liable for customer debt of approximately $16,583,000 and for residual value guarantees aggregating approximately $1,305,000 at September 30, 2004 and contingently liable for customer debt of approximately $19,820,000 and for residual value guarantees aggregating approximately $1,305,000 at December 31, 2003. The General Electric Capital Corporation credit facility dated May 14, 2003 limits contingent liabilities or guaranteed indebtedness created after May 14, 2003 to an aggregate total of $5,000,000 at any time, or to $2,000,000 for any one customer. As of September 30, 2004, guaranteed indebtedness created subject to the current loan agreement dated May 14, 2003 was $343,000. At September 30, 2004, the maximum potential amount of future payments for which the Company would be liable is equal to $18,231,000. Because the Company does not believe it will be called on to fulfill any of these contingencies, the carrying amounts on the consolidated balance sheets of the Company for these contingent liabilities are zero.

In addition, the Company is contingently liable under the General Electric Capital Corporation credit agreement for letters of credit of approximately $16,401,000, of which $9,338,000 is related to Industrial Revenue Bonds. Under the Company's credit facility, the terms of letters of credit are limited to one year. Under the credit facility of the Company's South African subsidiary, the Company is contingently liable for approximately $333,000 in performance and retention bonds. As of September 30, 2004, the maximum potential amount of future payments for which the Company would be liable is approximately $16,734,000, of which $9,200,000 is recorded as debt in the accompanying consolidated balance sheet.

Management has reviewed all claims and lawsuits and, upon the advice of counsel, has made adequate provision for any estimable losses. However, the Company is unable to predict the ultimate outcome of the outstanding claims and lawsuits.

Note 9. Segment Information

	(in thousands)
	Three months ended
	September 30, 2004
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$26,873	$47,448	$18,971	$18,426	$ 0	$111,718
Intersegment revenues	1,169	1,304	57	67	0	2,597
Gross profit	4,710	10,758	3,693	3,693	(430)	22,424
Gross profit percentage	17.5%	22.7%	19.5%	20.0%	0%	20.1%
Segment profit (loss)	$ 772	$ 2,904	$ 370	$ 477	$(3,865)	$ 658

	(in thousands)
	Nine months ended
	September 30, 2004
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$114,461	$154,780	$69,621	$54,476	$ 45	$393,383
Intersegment revenues	6,305	3,501	764	68	614	11,252
Gross profit	22,678	36,078	15,852	8,754	(1,472)	81,890
Gross profit percentage	19.8%	23.3%	22.8%	16.1%	(3271.1%)	20.8%
Segment profit (loss)	$10,035	$14,180	$ 5,878	$ 395	$(18,550)	$ 11,938

	(in thousands)
	Three months ended
	September 30, 2003
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$26,578	$38,453	$19,691	$15,290	$1,078	$101,090
Intersegment revenues	1,329	1,127	(20)	(2,389)	(17)	30
Gross profit	4,104	7,362	4,311	999	27	16,803
Gross profit percentage	15.4%	19.1%	21.9%	6.5%	2.5%	16.6%
Segment profit (loss)	$203	$433	$1,340	$(1,670)	$(1,411)	$(1,105)

	(in thousands)
	Nine months ended
	September 30, 2003
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$101,633	$115,454	$60,950	$39,730	$1,845	$319,612
Intersegment revenues	5,917	3,991	64	(870)	1,448	10,550
Gross profit	14,224	23,167	13,020	2,762	260	53,433
Gross profit percentage	14.0%	20.1%	21.4%	7.0%	14.1%	16.7%
Segment profit (loss)	$1,775	$2,295	$3,474	$(5,820)	$(8,559)	$(6,835)

Reconciliation of the reportable segment totals for profit or loss to the Company's consolidated totals is as follows:
	(in thousands)
	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Profit:
Total profit for reportable segments	$ 4,523	$ 306	$30,488	$1,724
Other profit (loss)	(3,865)	(1,411)	(18,550)	(8,559)
Total profit (loss)	658	(1,105)	11,938	(6,835)
Minority interest in earnings	(1)	(7)	(47)	(39)
Recapture (elimination) of intersegment profit	74	11	(32)	486
Income (loss) from continuing operations	731	(1,101)	11,859	(6,388)
Income from discontinued operations, net of tax	0	316	1,419	1,559
Gain on sale of discontinued operation, net of tax	0	0	5,507	0
Consolidated net income (loss)	$ 731	$ (785)	$18,785	$(4,829)

Note 10. Discontinued Operations

On June 30, 2004, the Company completed the sale and transfer of substantially all of the assets and substantially all of the liabilities of Superior Industries of Morris, Inc. The adjusted sales price at the closing date was approximately $23,600,000. Discontinued operations, after tax, are presented as discontinued operations in the Statements of Operations, as required by SFAS No. 144.

The carrying amounts of the major classes of assets and liabilities disposed on June 30, 2004 were as follows:
Assets:	2004
Cash	$ 118,000
Accounts receivable	3,636,000
Inventory	2,736,000
Prepaid and other assets	32,000
Property and equipment	8,154,000
Goodwill	2,438,000
Total assets	17,114,000
Liabilities:
Accounts payable	3,141,000
Other liabilities	836,000
Total liabilities	3,977,000
Net assets and liabilities	$13,137,000

As of September 30, 2004 the Company retained on its books prepaid assets of $95,000 and accrued income taxes payable of $21,000, which relate to the operations of Superior Industries of Morris, Inc. prior to its disposition.

Note 11. Legal Matters

There have been no material developments in legal proceedings previously reported. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies" in Part I - Item 2 of this Report.

Note 12. Seasonality

Approximately 75% to 80% of the Company's business volume typically occurs during the first nine months of the year. During the usual seasonal trend, the first three quarters of the year are the Company's stronger quarters for business volume, with the fourth quarter normally being the weakest quarter.

Note 13. Financial Instruments

For the three and six months ended September 30, 2004, the Company had Other Comprehensive Income ("OCI") amortized through interest expense of approximately $115,000 and $345,000, respectively. Monthly amortization of OCI through interest expense is expected to approximate $38,000 through April 2005.

Note 14. Goodwill

At September 30, 2004 and December 31, 2003 the Company had unamortized goodwill in the amount of $18,584,581 and $20,887,084, respectively.

The changes in the carrying amount of goodwill by operating segment for the quarter ended September 30, 2004 are as follows:
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	Total
Balance December 31, 2003	$ 1,156,818	$18,083,875	$ 1,646,391	$ -	$20,887,084
Foreign currency translation		135,599			135,599
Sale of subsidiary		(2,438,102)			(2,438,102)
Balance September 30, 2004	$1,156,818	$15,781,372	$ 1,646,391	$ -	$18,584,581

Note 15. Long-term Debt

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

On September 30, 2003, related to the syndication of the loan by GE Capital, the Company entered into an amendment to the Credit Agreement that reduced the availability under the credit facility from $107,500,000 to $82,500,000. In addition, the amendment increased the interest rate on the term loan and the revolving facility to one and one-half (1.5%) percent above the higher of Wall Street Journal prime rate and the Federal Funds Rate plus one-half of one percent (1/2%) or, at the election of the Company, to three and one-half (3.5%) percent above LIBOR. The Company requested the reduction in the revolving credit facility to reduce the fees paid for the daily available, but unused portion of the revolving facility. As of September 30, 2004, available credit under the revolving facility was approximately $61,100,000.

On June 30, 2004, the Company completed the sale and transfer of substantially all of the assets and substantially all of the liabilities of Superior Industries of Morris, Inc. The adjusted sales price was $23,600,000. A portion of the proceeds of the sale was used to pay the outstanding revolving credit facility with GE Capital at June 30, 2004, which totaled approximately $13,000,000. In addition, on June 30, 2004, $4,500,000 of the sale proceeds was used to pay down the GE Capital term loan.

The Company's Canadian subsidiary, Breaker Technology Ltd, has available a credit facility issued by General Electric Capital Canada, Inc. dated May 14, 2003 with a term of four years for $5,000,000 to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit guarantees. As of September 30, 2004, Breaker Technology Ltd had no outstanding cash balance due under the credit facility, but approximately $163,000 in letter of credit guarantees under the facility. The Company is the primary guarantor to GE Capital of payment and performance for this $5,000,000 credit facility. The term of the guarantee is equal to the related debt. The maximum potential amount of future payments the Company would be required to make under its guarantee at September 30, 2004 is $163,000. The Company was in compliance with the financial covenants under its credit facilities as of September 30, 2004.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., has available a credit facility dated March 19, 2004 with Firstrand Bank Limited of approximately $3,087,000 to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. The credit facility is has no maturity date. The interest rate on the facility is the variable prime rate, which currently is 11%. As of September 30, 2004, Osborn Engineered Products had no outstanding borrowings under the credit facility, but approximately $333,000 in performance and retention bonds guaranteed under the facility. The facility is secured by a cession of the Company's accounts receivable, retention and cash balance. The available facility fluctuates monthly based upon 50% of the Company's accounts receivables and retention at the end of the prior month. As of September 30, 2004, Osborn had available credit under the facility of approximately $2,300,000.

In accordance with Emerging Issues Task Force (EITF) Issue 95-22 Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement, the Company classifies the revolving credit facility as a current liability in its financial statements.

Note 16. Product Warranty Reserves

Changes in the Company's product warranty liability for the nine months ended September 30, 2004 and 2003 are as follows:

	(in thousands)
	2004	2003
Reserve balance at beginning of period	$ 3,613	$ 3,646
Warranty liabilities accrued during the period	6,846	5,665
Warranty liabilities settled during the period	(4,993)	(5,470)
Reserve balance at the end of the period	$ 5,466	$ 3,841

The Company warrants its products against manufacturing defects and performance to specified standards. The warranty period and performance standards vary by market and uses of its products. The Company estimates the costs that may be incurred under its warranties and records a liability at the time product sales are recorded. The warranty liability is primarily based on historical claim rates, nature of claims and the associated cost.

Note 17. Assets Held for Sale

In 2002 the Company acquired a 300,000 square-foot manufacturing facility located on 108 acres in Loudon, Tennessee. Related to this transaction, the Trencor, Inc. manufacturing operations formerly located in Grapevine, Texas were relocated to the Loudon, Tennessee facility during the fourth quarter of 2002. A portion of the office space of the Grapevine, Texas facility is currently leased to an unrelated party. The Company continues to actively pursue a buyer for the Grapevine, Texas facility and believes it will be sold in 2005 for a gain. The carrying value of equipment, land and building totaling approximately $4,981,000 is classified as "assets held for sale" in the balance sheet and is included in the assets of the Underground Group segment.

Note 18. Post Retirement Benefits

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $1,400,000 to its pension plan and $62,000 in other benefits during 2004. As of September 30, 2004, $1,400,000 of the contributions had been made to the pension plan and approximately $124,000 was paid for other benefits. The Company presently anticipates contributing an additional $40,000 in 2004 for benefits during 2004.

The components of net periodic pension cost for the nine months ended September 30, 2004 and 2003 are as follows:
	(in thousands)
	Pension Benefit		Other Benefits
	2004	2003	2004	2003
Service cost		$ 274	$ 89	$ 86
Interest cost	$401	455	81	80
Expected return on assets	(362)	(254)	-	-
Amortization of prior service cost	-	-	25	25
Amortization of net (gain) loss	36	134	(20)	(24)
Net periodic benefit cost	$ 75	$ 609	$ 175	$ 167

The Company's two post-retirement medical and life insurance plans provide prescription drug benefits that may be affected by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"), signed into law in December 2003. In accordance with FASB Staff Position FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the effects of the Act on the Company's medical plans have not been included in the measurement of the accumulated post-retirement benefit obligation or net periodic post-retirement benefit cost for 2003. Specific authoritative guidance from the FASB on the accounting for the federal subsidy is pending and that guidance, when issued, may require the Company to restate previously reported information.

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words, "believes," "anticipates," "intends," and "expects" and similar expressions. Such forward-looking statements include, without limitation, statements regarding the Company's expected sales during 2004, the Company's expected effective tax rates for 2004, the Company's expected capital expenditures in 2004, the expected benefit of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through September 30, 2005, the impact of the enactment of the highway bill, the improving economic environment as it affects the Company, the timing and impact of the improving economy, the Company being called upon to fulfill certain contingencies, the timing and effects of the sale of the Grapevine, Texas facility, and the expected increase of the Company's presence in international markets.

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

In addition to the risks and uncertainties identified elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, most recently in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, the risk factors described in the section under the caption "Risk Factors" should be carefully considered when evaluating the Company's business and future prospects.

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

The Company's financial performance is affected by a number of factors, including the cyclical nature and varying conditions of the markets it serves. Demand in these markets fluctuates in response to overall economic conditions and is particularly sensitive to the amount of public sector spending on infrastructure development and privately funded infrastructure development and changes in the price of crude oil (fuel costs) and changes in the price of steel.

Public sector spending at the federal, state and local levels has been driven in large part by federal spending under the six-year federal-aid highway program, the Transportation Equity Act for the 21st Century ("TEA-21"), enacted in June 1998. TEA-21 authorized the appropriation of $217 billion in federal aid for road, highway and bridge construction, repair and improvement and other federal highway and transit projects for federal fiscal years October 1, 1998 through September 30, 2003. A new appropriation was enacted setting funding at a level of $33.6 billion for October 1, 2003 through September 30, 2004, but authorizing payment of such funds through February 29, 2004. The date has been extended until May 31, 2005. A new six-year bill is under consideration. The amounts proposed by the U.S. Senate and the U.S. House of Representatives for funding under such long-term bills each exceed the amount of funding currently in place. However, President Bush has stated that he prefers that the amount of funding under the long-term legislation remain at its current level equal to $256 billion for the next six years. The Company does not know when the new highway funding bill will be enacted or the amount of funding that will be provided under such bill. The House and Senate members of the "conference committee" were instructed to present "compromise" proposals in an effort to reach an agreement on the overall funding level of a multi-year bill.

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and the price of steel affect the Company's financial performance. Economic downturns, like the one experienced over the past three years, generally result in decreased purchasing by the Company's customers, which in turn, causes reductions in sales and pricing pressure on the Company's products. Rising interest rates also typically have the effect of negatively impacting customers' attitude toward purchasing equipment. In addition, a significant portion of the Company's revenues relates to the sale of equipment that produces asphalt mix. A major component of asphalt is oil. A rise in the price of oil increases the cost of providing asphalt, which could likely decrease demand for asphalt, and therefore decrease demand for the Company's products. Steel is a major component in the Company's equipment. As steel prices have increased during 2004, the cost of goods of the Company's products and the costs of purchased parts and components also have increased. Although the Company has instituted price increases in response to rising steel prices, if the Company is not able to raise the prices of its products enough to cover the increased costs of goods, the Company's financial results will be negatively affected. In addition to the factors stated above, many of the Company's markets are highly competitive, and its products compete worldwide with a number of other manufacturers and distributors that produce and sell similar products.

The Company believes that, based on its backlog and customer activity, the economic environment as it impacts the Company will continue to improve. The Company expects to benefit from the current opportunity to accelerate depreciation, which will expire on December 31, 2004. The Company believes that the highway bill, when enacted, will result in sustained or increased federal availability of highway funds and such funding should have a positive impact on customers' attitudes toward purchasing new equipment. In addition, the Company believes that an improving economy should increase state highway funding revenues and private commercial projects.

Results of Operations

For the three months ended September 30, 2004, net sales increased $10,628,000, or 10.5%, to $111,718,000 from $101,090,000 for the three months ended September 30, 2003. Sales are generated primarily from new equipment purchases made by customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development. For the third quarter of 2004 compared to the third quarter of 2003, net sales for the Aggregate and Mining Group increased approximately $8,995,000, Asphalt Group net sales increased approximately $295,000, Underground Group net sales increased approximately $3,136,000 and Mobile Asphalt Group sales decreased $720,000. For the third quarter of 2004 the All Others category had no net sales, as compared to the same period of 2003, net sales reported under the All Others category was $1,078,000.

For the nine months ended September 30, 2004, net sales increased $73,771,000, or 23.1%, to $393,383,000 from $319,612,000 for the nine months ended September 30, 2003. For the nine months ended September 30, 2004 compared to the same period of 2003, net sales for the Aggregate and Mining Group increased $39,326,000, Asphalt Group net sales increased $12,828,000, Underground Group sales increased approximately $14,746,000 and Mobile Asphalt Paving Group sales increased $8,671,000. For the nine months ended September 30, 2004 compared to the same period of 2003, net sales reported under the All Others category decreased $1,800,000. For the quarter and the nine months ended September 30, 2004, compared to the same periods of 2003, the Company believes that the increase in the sales for all business segments, except the Mobile Asphalt Group which had a decrease in sales for the quarter, related to a general improvement in the economy, increased market confidence of customers and dealers, and to a lesser extent the accelerated depreciation tax incentive. The decrease in sales in the All Others category for the nine months ended September 30, 2004 compared to the same period of 2003 related to the decreased lease portfolio income from the Company's former captive finance subsidiary. Net sales for the three and nine months ended September 30, 2003 exclude discontinued operations of Superior Industries of Morris, Inc.

International sales for the third quarter of 2004 increased $5,541,000, or 22.7%, to $29,943,000, compared to $24,402,000 for the third quarter of 2003. For the three months ended September 30, 2004 and 2003, international sales accounted for approximately 26.8% and 24.1% of net sales, respectively. International sales increased for the third quarter of 2004 compared to the same period of 2003 primarily in Europe and South America, followed by Asia and Africa. The Company believes the increase in international sales relates to the weakened US dollar compared to other foreign currencies.

International sales for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 increased $27,251,000, or 39.2% to $96,857,000. For the nine months ended September 30, 2004 and 2003, international sales accounted for approximately 24.6% and 21.8% of net sales, respectively. The increase in international sales for the first nine months of 2004 compared to sales for the same period of 2003 is due primarily to increased sales in Europe, Middle East and Asia. The Company is unable to determine whether or not the increase in international sales volume for the three and nine months ended September 30, 2004 compared to the same periods of 2003 will be a trend or if the market as a whole experienced it. International sales for the three and nine months ended September 30, 2003 exclude discontinued operations of Superior Industries of Morris, Inc.

Gross profit for the three months ended September 30, 2004 increased $5,621,000, or 33.5%, to $22,424,000 from $16,803,000 for the three months ended September 30, 2003. Gross profit as a percentage of sales for the three months ended September 30, 2004 and 2003 was 20.1% and 16.6%, respectively.

Gross profit for the nine months ended September 30, 2004 increased $28,457,000, or 53.3%, to $81,890,000 from $53,433,000 for the nine months ended September 30, 2003. Gross profit as a percentage of sales for the nine months ended September 30, 2004 and 2003 was 20.8% and 16.7%, respectively. The gross profit increase for the third quarter and nine months ended September 30, 2004 compared to the same period of 2003 related primarily to increased volume through the manufacturing facilities and greater utilization of manufacturing capacity, while the gross profit percentage was negatively impacted by increased steel and increased purchase parts prices.

Selling, general, administrative and engineering expenses for the three months ended September 30, 2004 were $20,705,000 or 18.5% of net sales, compared to $16,985,000 or 16.8% of net sales for the three months ended September 30, 2003, an increase of $3,720,000 or 21.9%. During the third quarter of 2004, the Company incurred an increase in health insurance expense due to claims experience, increased research and development expense, expense related to Sarbanes-Oxley compliance and increased recruitment and relocation expense compared to the same period of 2003.

Selling, general, administrative and engineering expenses for the nine months ended September 30, 2004 were $60,491,000 or 15.4% of net sales, compared to $54,969,000 or 17.2% of net sales for the nine months ended September 30, 2003, an increase of $5,522,000 or 10.0%. The increase in selling, general, administrative and engineering expenses for the three and nine months ended September 30, 2004 compared to the same periods of 2003 relate primarily to increased bonus accruals for subsidiary financial performance during the current year, increased health insurance expense due to claims experience and expense related to Sarbanes-Oxley compliance.

For the nine months ended September 30, 2003, the Company incurred non-recurring expenses of approximately $3,837,000 related to refinancing the former lending arrangements. Non-recurring expenses included legal and professional fees related to negotiations as described above, financial consultants required under the former lending arrangement and real estate recording fees.

For the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003, interest expense decreased $667,000, or 43.2%, to $877,000 from $1,544,000. Interest expense as a percentage of net sales was 0.8% and 1.5% for the quarters ended September 30, 2004 and 2003, respectively.

For the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, interest expense decreased $2,951,000, or 49.4%, to $3,028,000 from $5,979,000. Interest expense as a percentage of net sales was 0.8% and 1.9% for the nine months ended September 30, 2004 and 2003, respectively. The decrease in interest expense for the three and nine months ended September 30, 2004 compared to the same period of 2003 related primarily to the decrease in outstanding debt and the lower interest rate on debt under the current lending arrangement. The decrease in outstanding debt for the three months ended September 30, 2004 compared to the same period of 2003 resulted primarily from profitable operations and $23,600,000 of proceeds from the sale of Superior Industries of Morris, Inc. on June 30, 2004.

For the three months ended September 30, 2004, the Company recorded income tax expense on continuing operations of $413,000, compared to income tax benefit from continuing operations of $698,000 for the three months ended September 30, 2003. For the nine months ended September 30, 2004, the Company recorded income tax expense from continuing operations of $7,428,000, compared to an income tax benefit from continuing operations of $4,011,000 for the nine months ended September 30, 2003. The increase in tax expense for the three and nine months ended September 30, 2004 relates to the increase in taxable income for 2004 compared to the prior year. The Company expects the effective tax rate for continuing operations for 2004 to be comparable to historical effective rates.

For the three months ended September 30, 2004 the Company had income from continuing operations of $731,000 compared to a loss from continuing operations of $1,101,000 for the three months ended September 30, 2003. Income from continuing operations for the nine months ended September 30, 2004 was $11,859,000 compared to a loss from continuing operations of $6,388,000 for the nine months ended September 30, 2003.

For the three months ended September 30, 2003, the Company had income from discontinued operations, net of tax related to the sale of substantially all of the assets and liabilities of Superior Industries of Morris, Inc., of $316,000. For the nine months ended September 30, 2004 and 2003, income from discontinued operations, net of tax was $1,419,000 and $1,559,000, respectively. The effective tax rate for discontinued operations was comparable to historical effective tax rates for continuing operations.

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

For the three months ended September 30, 2004 the Company had net income of $731,000 compared to a net loss of $785,000 for the three months ended September 30, 2003. Earnings per diluted share for the three months ended September 30, 2004 were $0.04 compared to a net loss per share for the quarter ended September 30, 2003 of $0.04. Diluted shares outstanding for the three months ended September 30, 2004 and 2003 were 20,247,798 and 19,698,817, respectively.

For the nine months ended September 30, 2004, net income was $18,785,000, compared to a net loss of $4,829,000 for the nine months ended September 30, 2003. Earnings per diluted share for the nine months ended September 30, 2004 were $0.93 compared to a net loss per share for the nine months ended September 30, 2003 of $0.25. Diluted shares outstanding for the nine months ended September 30, 2004 and 2003 were 20,121,283 and 19,687,774, respectively.

Backlog of orders for continuing operations at September 30, 2004 was $66,762,000, compared to $40,832,000 at September 30, 2003, an increase of $25,930,000 or 64%. The September 30, 2003 backlog has been restated to exclude the discontinued operations of Superior Industries of Morris, Inc. The increase in the backlog of orders at September 30, 2004 compared to September 30, 2003 related to increased domestic orders totaling approximately $16,245,000 and increased international orders of approximately $9,685,000. The increase in domestic and international orders at September 30, 2004 related primarily to increased orders for the Company's Asphalt Group, which increased approximately $16,337,000 and $1,017,000, respectively. The backlog of domestic and international orders for the Aggregate and Mining Group increased $4,197,000 and $6,871,000, respectively. The increase in domestic backlog of orders at September 30, 2004 compared to the same date of 2003 was offset somewhat by decreased domestic backlog of orders of the Underground Group. The Company is unable to determine whether the increase in backlog was experienced by the industry as a whole.

Liquidity and Capital Resources

On May 14, 2003, the Company refinanced its revolving credit facility and senior note agreement with new credit facilities of up to $150,000,000, secured by the Company's assets. The Company entered into a credit facility of up to $145,000,000 with General Electric Capital Corporation ("GECC"), while the Company and its Canadian subsidiary entered into a credit facility of up to $5,000,000 with General Electric Capital Canada, Inc. As part of the $145,000,000 GE Capital agreement, the Company entered into a term loan in the amount of $37,500,000 with an interest rate of one-percent (1%) above the higher of the Wall Street Journal prime rate and the Federal Funds Rate plus one-half of one percent (1/2%) or, at the election of the Company, three-percent (3%) above the London Interbank Offered Rate ("LIBOR"). The term loan maturity date is May 14, 2007. The term loan requires quarterly principal payments of $1,339,286 on the first day of each quarter beginning July 1, 2003, and a final payment of the principal balance due on May 14, 2007.

The May 14, 2003 credit agreement also included a revolving credit facility of up to $107,500,000, of which available credit under the facility is based on a percentage of the Company's eligible accounts receivable and inventories. Availability under the revolving facility is adjusted monthly and interest is due in arrears. The revolving credit facility has a maturity date of May 14, 2007 and at inception, the interest rate on the revolving credit loan was one-percent (1%) above the higher of the Wall Street Journal prime rate and the Federal Funds Rate plus one-half of one percent (1/2%) or, at the election of the Company, three-percent (3%) above LIBOR. The credit facility contains certain restrictive financial covenants relative to operating ratios and capital expenditures. As of September 30, 2004, the Company was in compliance with the financial covenants of the agreement.

On September 30, 2003, related to the syndication of the loan by GE Capital, the Company entered into an amendment to the Credit Agreement that reduced the availability under the credit facility from $107,500,000 to $82,500,000. In addition, the amendment increased the interest rate on the term loan and the revolving facility to one and one-half (1.5%) percent above the higher of Wall Street Journal prime rate and the Federal Funds Rate plus one-half of one percent (1/2%) or, at the election of the Company, to three and one-half (3.5%) percent above LIBOR. The Company requested the reduction in the revolving credit facility to reduce the fees paid for the daily available, but unused portion of the revolving facility. As of September 30, 2004, available credit under the revolving credit facility was approximately $61,100,000.

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

On June 30, 2004, the Company completed the sale and transfer of substantially all of the assets and substantially all of the liabilities of Superior Industries of Morris, Inc. The adjusted sales price was $23,600,000. A portion of the proceeds of the sale were used to pay the outstanding revolving credit facility with GE Capital at June 30, 2004, which totaled approximately $13,000,000. In addition, on June 30, 2004, $4,500,000 of the sale proceeds was used to pay down the GE Capital term loan.

Total short-term borrowings, including current maturities of long-term debt, were $3,966,000 at September 30, 2004, compared to $36,686,000 at December 31, 2003. As of September 30, 2004, short-term borrowings included the current portion of the GECC term loan totaling $2,810,000, the current portion of Industrial Revenue Bonds totaling $500,000 and the Canadian subsidiary's portion of the GECC revolving credit facility totaling $656,000. The balance of the domestic portion of the GECC revolving credit facility at September 30, 2004 was zero. At December 31, 2003, short-term borrowings consisted primarily of the GECC revolving line of credit totaling $27,997,000, the current portion of the GECC term loan totaling $6,357,000, financed insurance premiums totaling $1,820,000 and the current portion of Industrial Revenue Bonds totaling $500,000.

Net cash provided by operating activities for the nine months ended September 30, 2004 was $25,112,000 compared to net cash used by operating activities of $2,655,000 for the nine months ended September 30, 2003. The increase in cash from operating activities for the nine months ended September 30, 2004 compared to the same period of 2003 related primarily to net income and increased accounts payable.

Long-term debt, less current maturities, decreased to $26,560,000 at September 30, 2004 from $38,696,000 at December 31, 2003. At September 30, 2004, $16,860,000 was outstanding under the long-term principal portion of the GECC term loan and $9,700,000 was outstanding under the long-term principal portion of Industrial Revenue Bonds. With the proceeds from the disposition of Superior Industries on June 30, 2004, the Company made a principal payment on the GECC term loan of $4,500,000 and paid the outstanding balance of the revolving credit facility of approximately $13,000,000 on that date.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., has available a credit facility dated March 19, 2004 with Firstrand Bank Limited of approximately $3,087,000 to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. The credit facility is has no maturity date. The interest rate on the facility is the variable prime rate, which currently is 11%. As of September 30, 2004, Osborn Engineered Products had no outstanding borrowings under the credit facility, but approximately $333,000 in performance and retention bonds guaranteed under the facility. The facility is secured by a cession of the Company's accounts receivable, retention and cash balance. The available facility fluctuates monthly based upon 50% of the Company's accounts receivables and retention at the end of the prior month. As of September 30, 2004, Osborn had available credit under the facility of approximately $2,300,000.

The Company believes that its current working capital, cash flows generated from future operations and available capacity remaining under its credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements through September 30, 2005.

Capital expenditures for 2004 are forecasted to total approximately $8,450,000. The Company expects to finance these expenditures using internally generated funds and amounts available from its credit facilities. Net cash provided by investing activities for the nine months ended September 30, 2004 was approximately $19,207,000, compared to net cash provided by investing activities of $29,611,000, for the nine months ended September 30, 2003. Capital expenditures for the nine months ended September 30, 2004 were $5,593,000, compared to $3,836,000 for the nine months ended September 30, 2003. Proceeds from the repayment of loans was approximately $72,000 for the nine months ended September 30, 2004, compared to proceeds from the sale and repayment of lease portfolios and finance receivables of $25,539,000 for the nine months ended September 30, 2003. Since the closing of the Company's captive finance company effective December 31, 2002, the Company has not entered into new leasing arrangements. For the nine months ended September 30, 2004, proceeds from the disposal of discontinued operations was approximately $23,482,000, which is net of cash of approximately $118,000 included in the assets disposed.

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

Many of our customers depend substantially on government funding of highway construction and maintenance and other infrastructure projects. Any decrease or delay in government funding of highway construction and maintenance and other infrastructure projects could cause our revenues and profits to decrease. Federal government funding of infrastructure projects is usually accomplished through bills, which establish funding over a multi-year period. On September 30, 2003, the six-year federal-aid highway program, the Transportation Equity Act for the 21st Century ("TEA-21"), expired. Congress is currently negotiating a six-year TEA-21 reauthorization bill. As part of the fiscal year 2004 budget resolution, the Surface Transportation Extension Act of 2003 provided for $14.1 billion for road resurfacing. In addition, on September 30, 2003, President Bush signed legislation that extended the authority to distribute federal highway and transit funds until February 29, 2004. Further legislation has been entered into to extend authorization of the funding through May 31, 2005. Short-term extensions are necessary to keep federal highway and transit funds flowing while Congress continues working to enact the six-year TEA-21 reauthorization measure. If the reauthorization measure is not enacted into law by the May 31 extension deadline and if further extensions are not entered into, highway funding may stop until such reauthorization bill or extensions are enacted. Even if entered into, the highway legislation may be revised in future congressional sessions and federal funding of infrastructure may be decreased in the future, especially in the event of an economic recession. In addition, Congress could pass legislation in future sessions, which would allow for the diversion of highway funds for other national purposes or could restrict funding of infrastructure projects unless states comply with certain federal policies.

The Company is contingently liable for certain customer debt. If the Company must repay a significant portion of the total contingent liability, it could adversely affect the available operating liquidity of the Company.

Certain customers have financed purchases of the Company's products through arrangements in which the Company is contingently liable for customer debt and for residual value guarantees. These obligations range from 1 to 81 months in duration. If our customers default on this debt, the Company will have to pay the agreed contingency to the lender on behalf of the customer. The financed equipment collateralizes the underlying debt and under contract terms can reduce the amount of the Company's contingent liability in the case of customer default. In the event of customer default, recovery from the lender from the sale of collateral may not be sufficient to repay amounts paid by the Company related to contingent liabilities. Significant cash payments for which the company is contingently liable could adversely affect the Company's available operating funds.

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

General economic downturns, including downturns in the commercial construction industry, could result in a material decrease in our revenues and operating results. In fact, we believe that the economic downturn and political uncertainty during 2003 negatively affected our expected revenue growth, which has increased the competitive pricing pressure in the market. Demand for many of our products, especially in the commercial construction industry, is cyclical. Sales of our products are sensitive to the states of the U.S., foreign and regional economies in general, and in particular, changes in commercial construction spending and government infrastructure spending. In addition, many of our costs are fixed and cannot be quickly reduced in response to decreased demand. We could face a downturn in the commercial construction industry based upon a number of factors, including:

  a decrease in the availability of funds for construction;
  labor disputes in the construction industry causing work stoppages;
  rising gas and fuel oil prices;
  rising steel prices and steel up-charges;
  rising interest rates;
  energy or building materials shortages; and
  inclement weather.

We may be unsuccessful in complying with the financial ratio covenants or other provisions of our amended credit agreement.

The Company was in compliance with financial covenants at March 31, June 30 and September 30, 2004. For the quarter ended December 31, 2003, the Company was not in compliance with one financial covenant contained in the credit agreement dated as of May 14, 2003, as amended. On March 3, 2004, the Company's lending syndicate waived the covenant violation and amended the covenant requirement through 2004 with an amendment effective December 31, 2003. The Company may be unable to comply with the amended covenant or the other financial covenants in the credit facility. If such violations occur, the lenders could elect to pursue their contractual remedies under the credit facility, including requiring immediate repayment in full of all amounts outstanding. The Company may also be unable to secure adequate or timely replacement of financing to repay its lenders in the event of an unanticipated repayment demand.

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

Item 4. Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act. There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

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

(b) Reports on Form 8-K:
On October 20, 2004, the Registrant filed a Current Report on Form 8-K for the purpose of furnishing a press release announcing its financial results for its quarter ended September 30, 2004.

On October 21, 2004, the Registrant filed a Current Report on Form 8-K for the purpose of correcting a typographical error in the October 20, 2004 press release announcing its financial results for the quarter ended September 30,2004.

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

ASTEC INDUSTRIES, INC.
(Registrant)

/s/ J. Don Brock
J. Don Brock
Date 11/8/2004	Chairman of the Board and President

/s/ F. McKamy Hall
F. McKamy Hall
Vice President, Chief Financial
Date 11/89/2004	Officer and Treasurer

EXHIBIT INDEX
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002