Form 10-K
period 2004-12-31
ASTEC INDUSTRIES INC
filed 2005-03-31
CIK 792987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

(Form 10-K Cover Page - Continued)

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $363,094,600 based upon the closing sales price reported by the Nasdaq National Market on March 15, 2005, using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by all directors and executive officers of the registrant, some of whom may not be held to be affiliates upon judicial determination.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of March 15, 2005 Common Stock, par value $.20 - 20,031,653 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the Parts of this Annual Report on Form 10-K indicated:
Document	Form 10-K
Proxy Statement relating to Annual Meeting of Shareholders to be held on May 20, 2005	Part III

ASTEC INDUSTRIES, INC.

2004 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

-iii-

PART I

Item 1. BUSINESS

General

Astec Industries, Inc. (the "Company") is a Tennessee corporation which was incorporated in 1972. The Company designs, engineers, manufactures and markets equipment and components used primarily in road building and related construction activities. The Company's products are used in each phase of road building, from quarrying and crushing the aggregate to testing the mix for application of the road surface. The Company also manufactures certain equipment and components unrelated to road construction, including trenching, auger boring, directional drilling and industrial heat transfer equipment. The Company holds 104 United States patents and 60 foreign patents, has 11 patent applications pending, and has been responsible for many technological and engineering innovations in the industry. The Company's products are marketed both domestically and internationally. In addition to equipment sales, the Company manufactures and sells replacement parts for equipment in each of its product lines and replacement parts for some competitors' equipment. The distribution and sale of replacement parts is an integral part of the Company's business.

The Company's thirteen manufacturing subsidiaries are: (i) Breaker Technology Ltd./Inc., which designs, manufactures and markets rock breaking and processing equipment and utility vehicles for mining; (ii) Johnson Crushers International, Inc., which designs, manufactures and markets portable and stationary aggregate and ore processing equipment; (iii) Kolberg-Pioneer, Inc., which designs, manufactures and markets aggregate processing equipment for the crushed stone, manufactured sand, recycle, top soil and remediation markets; (iv) Osborn Engineered Products SA (Pty) Ltd., which designs, manufactures and markets crushers, vibratory screening equipment, conveyors and turnkey plants and mills; (v) Astec Mobile Screens, Inc., formerly Production Engineered Products, Inc., which designs, manufactures and markets high-frequency vibrating screens for sand and gravel and asphalt operations; (vi) Telsmith, Inc., which designs, manufactures and markets aggregate processing equipment for the production and classification of sand, gravel, and crushed stone for road and other construction applications; (vii) Astec, Inc., which designs, manufactures and markets hot-mix asphalt plants and related components and manufactures testing and sampling equipment for the asphalt mix and aggregate processing industries; (viii) CEI Enterprises, Inc., which designs, manufactures and markets heat transfer equipment, small asphalt plants for the domestic and international markets and polymer and rubber blending systems for the hot-mix asphalt industry; (ix) Heatec, Inc., which designs, manufactures and markets thermal fluid heaters, asphalt heaters, polymer and rubber blending systems and other heat transfer equipment used in the Company's asphalt mixing plants and in other industries; (x) American Augers, Inc., which designs, manufactures and markets auger boring and directional drilling equipment; (xi) Trencor, Inc., which designs, manufactures and markets chain and wheel trenching equipment and excavating equipment; (xii) Carlson Paving Products, Inc., which designs, manufactures and markets asphalt paver screeds, and a windrow pickup machine; and (xiii) Roadtec, Inc., which designs, manufactures and markets a line of milling machines used to recycle asphalt and concrete, asphalt paving equipment and material transfer vehicles.

On December 31, 2002, as part of a plan to focus on the core equipment manufacturing business and to further reduce operating expenses, the Company exited the equipment financing business conducted through Astec Financial Services, Inc. ("AFS"), a wholly owned subsidiary of the Company. Since December 31, 2002, AFS has sold to other financing companies, or collected from customers, payment on substantially all contracts. AFS has sufficient reserves for potentially uncollectible amounts on remaining contracts.

On June 30, 2004, the Company sold substantially all of the assets and liabilities of Superior Industries of Morris, Inc. (Superior) to Superior Industries, LLC. Superior was part of the Company's Aggregate and Mining Group.

The Company's strategy is to be the industry's most cost-efficient producer in each of its product lines, while continuing to develop innovative new products and provide first class service for its customers. Management believes that the Company is the technological innovator in the markets in which it operates and is well positioned to capitalize on the need to rebuild and enhance roadway infrastructure, both in the United States and abroad.

Segment Reporting

The Company's business units have separate management teams and offer different products and services. The business units have been aggregated into four reportable business segments based upon the nature of the product or services produced, the type of customer for the products and the nature of the production process. The reportable business segments are (i) Asphalt Group, (ii) Aggregate and Mining Group, (iii) Mobile Asphalt Paving Group and (iv) Underground Group. All remaining companies as well as corporate expenses and federal tax expenses for all business segments are included in the "Other Business Units" category for reporting.

Financial information in connection with the Company's financial reporting for segments of a business under Statement of Financial Accounting Standards(SFAS) No. 131 is included in Note 16 to "Notes to Consolidated Financial Statements - Operations by Industry Segment and Geographic Area," appearing in Appendix A of this report.

Asphalt Group

The Asphalt Group segment is made up of three business units: Astec, Inc. ("Astec"), Heatec, Inc. ("Heatec") and CEI Enterprises, Inc. ("CEI"). These business units design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other non-related industries.

Products

Astec designs, engineers, manufactures and markets a complete line of portable, stationary and relocatable hot-mix asphalt plants and related components under the ASTEC® trademark. An asphalt mixing plant typically consists of heating and storage equipment for liquid asphalt (manufactured by CEI or Heatec); cold feed bins for storing aggregates; a drum mixer (batch or Double Barrel type unit) for drying, heating and mixing; a baghouse composed of air filters and other pollution control devices; hot storage bins or silos for temporary storage of hot-mix asphalt; and a control house. Astec introduced the concept of high plant portability in 1979. Its current generation of portable asphalt plants is marketed as the Six PackTM and consists of six or more portable components, which can be disassembled, moved to the construction site and reassembled, thereby reducing relocation expenses. High plant portability represents an industry innovation developed and successfully marketed by Astec. Astec's enhanced version of the Six PackTM, known as the Turbo Six PackTM, is a highly portable plant which is especially useful in less populated areas where plants must be moved from job-to-job and can be disassembled and erected without the use of cranes.

The components in Astec's asphalt mixing plants are fully automated and use both microprocessor-based and programmable logic control systems for efficient operation. The plants are manufactured to meet or exceed federal and state clean air standards. Astec has also developed specialized asphalt recycling equipment for use with its hot-mix asphalt plants.

Heatec designs, engineers, manufactures and markets a variety of thermal fluid heaters, process heaters, waste heat recovery equipment, liquid storage systems and polymer and rubber blending systems under the HEATEC® trademark. Heatec manufactures a complete line of asphalt heating and storage equipment to serve the hot-mix asphalt industry. In addition, Heatec builds a wide variety of industrial heaters to fit a broad range of applications, including heating equipment for marine vessels, roofing material plants, refineries, chemical processing, rubber plants and agribusiness. Heatec has the technical staff to custom design heating systems and has systems operating as large as 50,000,000 BTU's per hour.

CEI designs, engineers, manufactures and markets heating equipment and storage tanks for the asphalt paving industry and rubber and polymer blending systems. CEI's heating equipment uses hot oil, direct fired or electric heating processes. CEI's equipment includes portable and stationary tank models with capacities up to 35,000 gallons each. In addition, CEI manufactures low cost asphalt plants for international and domestic markets.

Marketing

Astec markets its hot-mix asphalt products both domestically and internationally. The principal purchasers of asphalt and related equipment are highway contractors. Asphalt equipment is sold directly to the customers through Astec's domestic and international sales departments, although independent agents are also used to market asphalt plants and their components in international markets.

Heatec equipment is marketed through both direct sales and dealer sales. Manufacturers' representatives sell heating products for applications in industries other than the asphalt industry. CEI equipment is marketed domestically and internationally through direct sales and through independent agents.

In total, the products of the Asphalt Group segment are marketed by approximately 34 direct sales employees, 20 domestic independent distributors and 30 international independent distributors.

Raw Materials

Raw materials used in the manufacture of products include carbon steel and various types of alloy steel, which are normally purchased from distributors. Raw materials for manufacturing are normally readily available. Most steel is delivered on a "just-in-time" arrangement from the supplier to reduce inventory requirements at the manufacturing facilities.

Competition

This industry segment faces strong competition in price, service and product performance and competes with both large publicly-held companies with resources significantly greater than those of the Company and with various smaller manufacturers. Domestic hot-mix asphalt plant competitors include Gencor Industries, Inc. and Terex Roadbuilding. In the international market, the hot-mix asphalt plant competitors include Ammann, Marini and Ermont. The market for the Company's heat transfer equipment is diverse because of the multiple applications for such equipment. Competitors for the construction product line of heating equipment include, among others, Gencor/Hyway Heat Systems, American Heating, Burke Heating Systems and Pearson Heating Systems, Inc. Competitors for the industrial product line of heating equipment include GTS Energy Systems, Fulton Thermal Corporation, Vapor Power International, NATCO, Broach and TFS, among others.

Employees

At December 31, 2004, the Asphalt Group segment employed 781 individuals, of which 590 were engaged in manufacturing, 69 in engineering and 122 in selling, general and administrative functions.

Backlog

The backlog for the hot-mix asphalt and heat transfer equipment at December 31, 2004 and 2003 was approximately $35,647,000 and $24,889,000, respectively.

Aggregate and Mining Group

The Company's Aggregate and Mining Group is comprised of six business units focused on the aggregate, metallic mining and recycling markets. These business units achieve their strength by distributing products into niche markets and drawing on the advantages of brand recognition in the global market. These business units are Telsmith, Inc. ("Telsmith"), Kolberg-Pioneer, Inc. ("KPI"), Astec Mobile Screens, Inc. ("AMS"), Johnson Crushers International, Inc. ("JCI"), Breaker Technology Ltd./Breaker Technology Inc. ("BTI") and Osborn Engineered Products, SA (Pty) Ltd ("Osborn"). Previously, this group also included Superior Industries of Morris, Inc. (Superior). As discussed earlier, the Company sold substantially all of the assets and liabilities of Superior on June 30, 2004.

Products

Founded in 1906, Telsmith is the oldest subsidiary of the group, with almost 100 years of experience applying new technology to advance the stone reduction and sizing process. Today, TELSMITH® is a design, manufacture, sales and customer support organization focused on serving the aggregate and metallic mining industries. Telsmith's core products are cone (Gyrasphere®), jaw and impact crushers, which are recognized for their reliability and performance. Complementing the crusher lines are a wide range of heavy-duty feeders and scalping screens, as well as finishing screens specifically suited for sizing stone to meet stringent aggregate specifications.

Recent additions to the Telsmith crushing lines are the "SBS" cone crushers and Iron Giant® jaw crushers. These innovative crushers incorporate the latest technology available to enhance productivity, reliability, and safety. Specifically incorporated into these machines are features that enhance a processing plant's ability to automate the production process.

Telsmith has extended the core product offering to include complete production systems. A variety of portable plant arrangements, relocatable modular systems, and a low-installed-cost solution for production plants are available.

Telsmith is an ISO 9001:2000 certified company that is dedicated to providing superior field support and expertise for its customers.

KPI designs, manufactures and supports a complete line of aggregate processing equipment for the sand and gravel, mining, quarrying and concrete recycling markets under the well-known Pioneer® and Kolberg® product brand names. This equipment, along with the full line of portable and stationary aggregate and ore processing products from JCI, are jointly marketed through an extensive network of KPI/JCI dealers.

Pioneer® products include a complete line of primary, secondary, tertiary and quaternary crushers, including jaws, cones, horizontal shaft impact, vertical shaft impact and roll crushers. KPI rock crushers are used by mining, quarrying and sand and gravel producers to crush oversized aggregate to salable size, in addition to their use for recycled concrete and asphalt. Equipment furnished by Pioneer can be purchased as individual components, as portable plants for flexibility or as completely engineered systems for both portable and stationary applications. Included in the portable area is a highly-portable Fast Pack® System, featuring quick setup and teardown, thereby maximizing production time and minimizing down time. Also included in the portable Pioneer® line are the fully self-contained and self-propelled Fast Trax® Track-Mounted-Jaw and HSI Crushers in four different models, which are ideal for either recycle or hard rock applications, allowing the producer to move the equipment to the material.

Kolberg® sand classifying and washing equipment is relied upon to clean, separate and re-blend deposits to meet the size specifications for critical applications. The Kolberg® product line includes fine and coarse material washers, log washers, blade mills and sand classifying tanks. Screening plants are available in both stationary and highly portable models, and are complemented by a full line of radial stacking and overland belt conveyors.

Kolberg® conveying equipment, including telescopic conveyers, is designed to move or store aggregate and other bulk materials, typically in radial cone-shaped stockpiles. The Wizard Touch™ automated controls are designed to add efficiency and accuracy to whatever the stockpile specifications require.

AMS, formerly Production Engineered Products, Inc., located in Sterling, Illinois, develops, manufactures and markets mobile screening plants, portable and stationary screen structures, vibrating screens designed for the recycle, crushed stone, sand and gravel, industrial and general construction industries. These screening plants include the AMS Vari-Vibe and Duo-Vibe high frequency screens. The AMS high frequency screens are used for chip sizing, sand removal and sizing recycled asphalt where conventional screens are not ideally suited.

During 2004, AMS broadened its product line with track-mounted high frequency and conventional screening plants in multiple sizes for the aggregate, recycle, and recycle asphalt processing markets.

Founded in 1995, JCI is one of the youngest subsidiaries in the group. JCI designs, manufactures and distributes portable and stationary aggregate and ore processing equipment. This equipment is used in the aggregate, mining and recycling industries. JCI's principal products are cone crushers, three-shaft horizontal screens, portable plants, and replacement parts for some competitors' equipment. JCI offers completely remanufactured cone crushers and screens from its service repair facility.

JCI™ cone crushers are used primarily in secondary and tertiary crushing applications, and come in both remotely adjusted and manual models. Horizontal screens are low-profile machines for use primarily in portable applications. They are used to separate aggregate materials by sizes. JCI introduced the Combo™ screen which features an inclined feed section with a flat discharge section and utilizes the oval stroke impulse mechanism. The Combo™ screen offers increased capacity particularly in scalping applications where removal of fine aggregates is desired.

Portable plants combine various configurations of cone crushers, horizontal screens, Combo™ screens, and conveyors mounted on tow-away chassis. Because transportation costs are high, producers use portable equipment to operate nearer to their job sites. Portable plants allow the aggregate producers to quickly and efficiently move their equipment from one location to another. JCI and KPI jointly market a portable rock crushing plant appropriately named the Fast Pack®. This complete, but portable plant, with production capability in excess of 500 tons per hour when relocated, can be reassembled and ready for production in under four hours, making it one of the industry's most mobile and cost-effective high-capacity crushing systems. The Fast Pack® design reduces operating costs by as much as 30%, compared to traditional plant designs, and the user-friendly controls provide a safer work environment for the user.

JCI recently introduced a series of track-mounted crusher products known as Fast Trax™ . These units are self contained and easily relocated. The models FT 5162 and FT 6203 were launched in 2004.

BTI designs, manufactures and markets hydraulic rock breaker systems for the aggregate, mining and recycling industries. They also design and manufacture a complete line of four-wheel drive articulated utility vehicles for underground mines and quarries. Complementing their DS Series of scaling vehicles as well as a new scaling vehicle under development, BTI's product line now includes a highly effective and innovative vibratory pick scaling attachment.

In addition to the quarry and mining industries, BTI designs, manufactures and markets a complete line of hydraulic breakers, compactors and demolition attachments for the North American construction and demolition markets. These attachments are designed to suit a variety of equipment including excavators, backhoe loaders, wheel loaders, and skid steer loaders.

BTI offers an extensive aftermarket sales and service program through a highly qualified and trained dealer network.

Osborn designs, manufactures and markets a complete line of bulk material handling and minerals processing plant and equipment. This equipment is used in the aggregate, mineral mining, metallic mining and recycling industries. Osborn has been a licensee of Telsmith's technology for over 50 years. In addition to Telsmith, Osborn also manufactures under license to American Pulverizer (USA), IFE (Austria) and Mogensen (UK) and has an in-house brand, Hadfields. Osborn also offers the following equipment: double-toggle jaw crushers; rotary breakers; roll crushers; rolling ring crushers; mills; out-of-balance or exciter-driven screens and feeders; portable, track-mounted or fixed crushing and screening plants; conveyor systems; and a full range of idlers.

Marketing

Aggregate processing and mining equipment is marketed by approximately 74 direct sales employees, 277 independent domestic distributors and 207 independent international distributors. The principal purchasers of aggregate processing equipment include highway and heavy equipment contractors, open mine operators, quarry operators and foreign and domestic governmental agencies.

Raw Materials

Raw materials used in the manufacture of products include carbon steel and various types of alloy steel, which are normally purchased from distributors. BTI purchases hydraulic breakers under a long-term purchasing contract from a Japanese supplier and also purchases demolition attachments from an Italian supplier. Both the Japanese and Italian suppliers have sufficient capacity to meet BTI's anticipated demand and have been reliable sources for 20 and 10 years, respectively; however, alternative suppliers exist for both of these components should any supply disruptions occur.

Competition

The Aggregate and Mining Group faces strong competition in price, service and product performance. Aggregate processing and mining equipment competitors include Metso (Nordberg); Sandvik (formerly Svedala Industri AB); Cedarapids, Powerscreen and Finley, subsidiaries of Terex Corporation; Extec; Pegson; Deister; Continental; Eagle Iron Works; Thor; and other smaller manufacturers, both domestic and international.

Employees

At December 31, 2004, the Aggregate and Mining Group segment employed 1,125 individuals, of which 797 were engaged in manufacturing, 99 in engineering and engineering support functions, and 229 in selling, general and administrative functions.

Telsmith has a labor agreement covering approximately 128 manufacturing employees, which expires on September 14, 2007. None of Telsmith's other employees are covered by a collective bargaining agreement.

Approximately 74 of Osborn's manufacturing employees are members of three national labor unions with agreements that expire on June 30, 2005.

Backlog

At December 31, 2004 and 2003, the backlog for the Aggregate and Mining Group was approximately $47,311,000 and $39,508,000, respectively.

Mobile Asphalt Paving Group

The Mobile Asphalt Paving Group is comprised of Roadtec, Inc. ("Roadtec") and Carlson Paving Products, Inc. ("Carlson"). Roadtec designs, engineers, manufactures and markets asphalt pavers, material transfer vehicles and milling machines. Carlson designs and manufactures asphalt paver screeds that attach to the asphalt paver to control the width and depth of the asphalt as it is applied to the roadbed. Carlson also manufactures Windrow pickup machines which transfer hot mix asphalt from the road bed into the paver's hopper.

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

Roadtec manufactures milling machines designed to remove old asphalt from the road surface before new asphalt mix is applied. Roadtec's milling machine lines, for larger jobs, are manufactured with a simplified control system, wide conveyors, direct drives and a wide range of horsepower and cutting capabilities to provide versatility in product application. Additional upgrades and options are available from Roadtec to enhance its products and their capabilities.

Carlson's patented screeds are part of the asphalt paving machine that lays asphalt on the roadbed at a desired thickness and width, while smoothing and compacting the surface. Carlson screeds can be configured to fit many types of asphalt paving machines. A Carlson screed uses a hydraulic powered generator to electrify elements that heat a screed plate so that asphalt will not stick to it while paving. The generator is also available to power tools or lights for night paving. Carlson offers options which allow extended paving widths and the addition of a curb on the road edge.

Marketing

The Mobile Asphalt Paving Group equipment is marketed both domestically and internationally to highway and heavy equipment contractors, utility contractors and foreign and domestic governmental agencies. Mobile construction equipment is marketed both directly and through dealers. This segment employs 26 direct sales staff, 31 domestic independent distributor and 45 foreign independent distributors.

Raw Materials

Raw materials used in the manufacture of products include carbon steel and various types of alloy steel, which are normally purchased from steel distributors and other sources. Raw materials for manufacturing are normally readily available. Most steel is delivered on a "just-in-time" arrangement from the supplier to reduce inventory requirements at the manufacturing facilities. Components used in the manufacturing process include engines, gearboxes, power transmissions and electronics systems.

Competition

The Mobile Asphalt Paving Group segment faces strong competition in price, service and performance. Paving equipment and screed competitors include Caterpillar Paving Products, Inc., a subsidiary of Caterpillar, Inc.; Blaw-Knox Construction Equipment Company, a subsidiary of Ingersoll-Rand Company; CMI Corporation, a subsidiary of Terex Corporation; Vogele, a subsidiary of Wirtgen, and Dynapac. The segment's milling machine equipment competitors include Wirtgen America, Inc.; CMI Corporation, a subsidiary of Terex Corporation; and Caterpillar, Inc.

Employees

At December 31, 2004, the Mobile Asphalt Paving Group segment employed 393 individuals, of which 269 were engaged in manufacturing, 25 in engineering and engineering support functions, and 99 in selling, general and administrative functions.

Backlog

The backlog for the Mobile Asphalt Paving Group segment at December 31, 2004 and 2003 was approximately $5,363,000 and $3,134,000, respectively.

Underground Group

The Underground Group consists of two manufacturing companies, Trencor, Inc., with its manufacturing facility located in Loudon, Tennessee ("Trencor", which does business as "Astec Underground") and American Augers, Inc., located in West Salem, Ohio ("American Augers"). These two business units design, engineer and manufacture a complete line of trenching equipment, directional drills, and auger boring machines, as well as, the downhole tooling to support these units for the underground construction market.

Products

All trenchers are manufactured by Trencor in Loudon, Tennessee and all trenchless equipment is manufactured by American Augers in West Salem, Ohio. The Loudon facility produces 18 models of trenchers and mining machines, while the West Salem facility produces 28 models of trenchless equipment. In addition to these product models, each facility produces numerous attachments and tools for the equipment.

Trencor's trenching equipment, with the ability to cut a trench 35 feet deep and 8 feet wide through solid rock in a single pass, is among the toughest in the world. Utilizing a unique mechanical power train, Trencor machines are used to trench pipelines, lay fiber optic cable, cut irrigation ditches, insert highway drainage materials, and more. Trencor also makes foundation trenchers used in areas where drilling and blasting are prohibited. Trencor also manufactures a side-cutting rock saw, which permits trenching alongside vertical objects such as fences, guardrails, and rock wall in mountainous terrain. The rock saw is used for laying water and gas lines, fiber optic cable, as well as constructing highway drainage systems, among other uses.

Four Road Miner® models are available with an attachment that allows them to cut a path up to thirteen and a half feet wide and five feet deep on a single pass. The Road Miner® has applications in the road construction industry and in mining and aggregate processing operations.

During 2002, Trencor designed and developed the Surface Miner, a maneuverable, 1650-horsepower miner that can cut through rock 10 feet wide and up to 26 inches deep in a single pass. When equipped with a GPS unit and the automatic grade and slope system, the miner allows road construction contractors to match the exact specifications of a survey plan.

American Augers designs, manufactures, markets and sells a wide range of trenchless equipment. Today, American Augers is one of the largest manufacturers of auger boring machines in the world, designing and engineering state-of-the-art boring machines, directional drills and fluid/mud systems used in the underground construction or trenchless market. American Augers has one of the broadest product lines in the industry. American Augers serves customers throughout the world that operate in the sewer, power, fiber-optic telecommunication, electric, oil and gas, and water industries.

Marketing

Trencor and American Augers market their products domestically through direct sales representatives and a dealer network, as well as internationally through both direct sales, independent dealers and sales agents. The Underground Group has approximately four direct sales associates who focus on the large machines, seven associates who focus on smaller drills and trenchers sold exclusively through a dealer network, four associates who focus solely on international, and two associates focused on all markets.

Raw Materials

Both Trencor and American Augers maintain excellent relationships with suppliers and have experienced minimal turnover. The purchasing group has developed partnering relationships with many of the Company's key vendors to improve "just-in-time" delivery and thus lower inventory. Steel is the predominant raw material used to manufacture the products of the Underground Group, and is normally readily available. Components used in the manufacturing process include engines, hydraulic motors and pumps, gearboxes, power transmissions and electronics systems.

Competition

Competition for sales of trenching, excavating, auger boring, directional drilling, and fluid/mud equipment includes Charles Machine Works (Ditch Witch), Tesmec, Vermeer and other smaller custom manufacturers.

Employees

At December 31, 2004, the Underground Group segment employed 334 individuals, of which 238 were engaged in manufacturing, 34 in engineering and 62 in selling, general and administrative functions.

Backlog

The backlog for the Underground Group segment at December 31, 2004 and 2003 was approximately $5,222,000 and $8,349,000, respectively

Other Business Units

This category consists of the Company's business units that do not meet the requirements for separate disclosure as an operating segment. At December 31, 2004, these other operating units included Astec Insurance Company and Astec Industries, Inc., the parent company. Previously, this category also included Astec Transportation, Inc. and Astec Financial Services, Inc. During 2003, the Company liquidated the assets of Astec Transportation, Inc. This former subsidiary both owned and leased over-the-road tractors and trailers for delivery of the Company's large equipment to its customers. Currently, equipment is delivered primarily using common carriers independent of the Company. During 2003, revenues in this category were derived predominantly from operating leases, installment loans and other financial products that were offered by Astec Financial Services, Inc. As discussed earlier, on December 31, 2002, the Company exited the equipment financing business conducted through Astec Financial Services, Inc., a wholly owned subsidiary of the Company. The Company continues to receive payments and service certain notes receivable of Astec Financial Services, Inc.

Employees

At December 31, 2004, the Other Business Units segment employed 24 individuals, all of which were engaged in general and administrative functions.

Common to All Operating Segments

Although the Company has four reportable business segments, the following information applies to all operating segments of the Company.

Raw Materials

Raw materials used in the manufacture of products include carbon steel and various types of alloy steel, which are normally purchased from distributors. Raw materials for manufacturing are normally readily available. Most steel is delivered on a "just-in-time" arrangement from the supplier to reduce inventory requirements at the manufacturing facilities. In 2004, certain steel was not readily available and many steel prices increased as much as 100%. The Company expects steel prices to only fluctuate slightly and expects no shortages of steel supply in 2005.

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

Employees

At December 31, 2004, the Company and its subsidiaries employed 2,657 individuals, of which 1,894 were engaged in manufacturing, 227 in engineering, including support staff, and 536 in selling, administrative and management functions.

Other than the Telsmith and Osborn labor agreements described under the Employee subsection of the Asphalt and Mining Group, there are no other collective bargaining agreements applicable to the Company. The Company considers its employee relations to be good.

Manufacturing

The Company manufactures many of the component parts and related equipment for its products, while several large components of their products are purchased "ready-for-use". Such items include engines, axles, tires and hydraulics. In many cases, the Company designs, engineers and manufactures custom component parts and equipment to meet the particular needs of individual customers. Manufacturing operations during 2004 took place at 15 separate locations. The Company's manufacturing operations consist primarily of fabricating steel components and the assembly and testing of its products to ensure that the Company achieves quality control standards.

Seminars and Technical Bulletins

The Company periodically conducts technical and service seminars, which are primarily for contractors, employees and owners of asphalt mixing plants. In 2004, approximately 600 representatives of contractors and owners of hot-mix asphalt plants attended seminars held by the Company in Chattanooga, Tennessee. These seminars, which are taught by Company management and employees, cover a range of subjects including technological innovations in the hot-mix asphalt, aggregate processing, paving, milling, and recycling markets.

The Company also sponsors executive seminars for the management of the customers of Astec, Heatec, CEI and Roadtec. Primarily, members of the Company's management conduct the various seminars, but outside speakers and discussion leaders are also utilized.

During 2004, service training seminars were also held at the Roadtec facility for approximately 300 outside customer service representatives. Telsmith conducts regular technical seminars for customers and dealers during the year at its facility in Mequon, Wisconsin. KPI and JCI jointly conduct an annual dealer appreciation event called DAD. The event offers the dealer organization a preview into future product, marketing and promotional programs targeted by KPI and JCI to help them be successful businesses. Along with this event, both companies provide local, regional and national sales and service dealer training programs.

Product training seminars for the directional drill and auger boring product lines were held at the Trencor facility in Loudon, Tennessee for approximately 35 employees of dealers and customers.

In addition to seminars, the Company publishes a number of technical bulletins detailing various technological and business issues relating to the asphalt industry.

Patents and Trademarks

The Company seeks to obtain patents to protect the novel features of its products. The Company and its subsidiaries hold 104 United States patents and 60 foreign patents. There are 11 United States and foreign patent applications pending.

The Company and its subsidiaries have approximately 69 trademarks registered in the United States including logos for Astec, Telsmith, Roadtec and Trencor, and the names ASTEC, TELSMITH, HEATEC, ROADTEC, TRENCOR, AMERICAN AUGERS, KOLBERG, JCI and PIONEER. Twenty-two trademarks are also registered in foreign countries, including Canada, Great Britain, Mexico, New Zealand, India and Italy. The Company has six United States and foreign trademark applications pending.

Engineering and Product Development

The Company dedicates substantial resources to engineering and product development. At December 31, 2004, the Company and its subsidiaries had 227 full-time individuals employed domestically in engineering and design capacities.

Seasonality and Backlog

In the normal season trend, revenues are strongest during the first three quarters of the year with the fourth quarter consistently being the weakest of the quarters. Operations during the entire year in 2004 were significantly impacted by the various economic factors discussed in the following paragraphs.

As of December 31, 2004, the Company had a backlog for delivery of products at certain dates in the future of approximately $93,543,000. At December 31, 2003, the total backlog was approximately $75,880,000. The Company's contracts reflected in the backlog are not, by their terms, subject to termination. Management believes that the Company is in substantial compliance with all manufacturing and delivery timetables.

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

Many of our customers depend substantially on government funding of highway construction and maintenance and other infrastructure projects. Any decrease or delay in government funding of highway construction and maintenance and other infrastructure projects could cause our revenues and profits to decrease. Federal government funding of infrastructure projects is usually accomplished through bills, which establish funding over a multi-year period. On September 30, 2003, the six-year federal-aid highway program, the Transportation Equity Act for the 21st Century ("TEA-21"), expired. A six-year TEA-21 reauthorization bill is currently being negotiated by Congress. Legislation has been entered into to extend authorization of the funding through May 31, 2005. Short-term extensions are necessary to keep federal highway and transit funds flowing while Congress continues working to enact the six-year TEA-21 reauthorization measure. If the reauthorization measure is not enacted into law by the May 31, 2005 extension deadline and if further extensions are not entered into, highway funding may stop until such reauthorization bill or extensions are enacted. Even if entered into, the highway legislation may be revised in future congressional sessions and federal funding of infrastructure may be decreased in the future, especially in the event of an economic recession. In addition, Congress could pass legislation in future sessions, which would allow for the diversion of highway funds for other national purposes or could restrict funding of infrastructure projects unless states comply with certain federal policies.

We are contingently liable for certain customer debt. If we must repay a significant portion of the total contingent liability, it could adversely affect our available liquidity.

Certain customers have financed purchases of our products through arrangements in which we are contingently liable for customer debt and for residual value guarantees. These obligations range from 7 to 84 months in duration. If our customers default on this debt, we will have to pay the agreed contingency to the lender on behalf of the customer. The financed equipment collateralizes the underlying debt and under contract terms can reduce the amount of our contingent liability in the case of customer default. In the event of customer default, recovery from the lender from the sale of collateral may not be sufficient to repay amounts paid by us related to contingent liabilities. Significant cash payments for which we are contingently liable could adversely affect our available operating funds.

An increase in the price of oil or decrease in the availability of oil could reduce demand for our products. Significant increases in the purchase price of certain raw materials used to manufacture our equipment could have a negative impact on the cost of production and related gross margins.

A significant portion of our revenues relates to the sale of equipment that produces asphalt mix. A major component of asphalt is oil, and asphalt prices correlate with the price and availability of oil. A rise in the price of oil or a decrease in the availability of oil would increase the cost of producing asphalt, which would likely decrease demand for asphalt, resulting in decreased demand for our products. This would likely cause our revenues and profits to decrease. In fact, rising gasoline, diesel fuel and liquid asphalt prices during 2004 significantly increased the operating and raw material costs of our contractor and aggregate producer customers, reducing their profits and causing delays in some of their capital equipment purchases.

We were notified of and incurred steel price increases and steel surcharges beginning in early 2004. Factors contributing to the increased steel costs are: 1) China's strong economy and its increased steel consumption and purchase of U.S. scrap steel; 2) the weakened U.S. dollar's dissuasion of foreign steel exports to the U.S.; 3) shortages of coke and iron ore; and 4) increased demand for steel in Korea and the U.S. During early 2004, some types of steel were available on an allocation basis determined by prior year purchases, although currently needed steel is readily available. We are passing along a portion of the increased steel costs to our customers by way of surcharges and price increases. Continued significant steel cost increases, in addition to potential limitation of the steel supply by mills, could negatively impact our gross margins and financial results.

Downturns in the general economy or the commercial construction industry may adversely affect our revenues and operating results.

General economic downturns, including downturns in the commercial construction industry, could result in a material decrease in our revenues and operating results. In fact, we believe that the economic downturn and political uncertainty during 2004 negatively affected our expected revenue growth which increased the competitive pricing pressure in the market. Demand for many of our products, especially in the commercial construction industry, is cyclical. Sales of our products are sensitive to the states of the U.S., foreign and regional economies in general, and in particular, changes in commercial construction spending and government infrastructure spending. In addition, many of our costs are fixed and cannot be quickly reduced in response to decreased demand. The following factors could cause a downturn in the commercial construction industry:

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

As of December 31, 2004, we were in compliance with the financial covenants contained in our credit agreement dated as of May 14, 2003, as amended. We may be unable to comply with the amended covenant or the other financial covenants in our credit facility. If such violations occur, the lenders could elect to pursue their contractual remedies under the credit facility, including requiring immediate repayment in full of all amounts outstanding. We may also be unable to secure adequate or timely replacement of financing to repay our lenders in the event of an unanticipated repayment demand.

Acquisitions that we have made in the past and future acquisitions involve risks that could adversely affect our future financial results.

We have completed ten acquisitions since 1994, one of which was disposed during 2004, and may acquire additional businesses in the future. We may be unable to achieve the benefits expected to be realized from our acquisitions. In addition, we may incur additional costs and our management's attention may be diverted because of unforeseen expenses, difficulties, complications, delays and other risks inherent in acquiring businesses, including the following:

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

In the past, we have experienced negative margins on certain large, specialized aggregate systems projects. These large contracts included both existing and innovative equipment designs, on-site construction and minimum production levels. Since it can be difficult to achieve the expected production results during the project design phase, field testing and redesign may be required during project installation, resulting in added cost. In addition, due to any number of unforeseen circumstances, which can include adverse weather conditions, projects can incur extended construction and testing delays which can cause significant cost overruns. We may not be able to sufficiently predict the extent of such unforeseen cost overruns and may experience significant losses on specialized projects.

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

We sell equipment primarily to contractors whose demand for equipment depends greatly upon the volume of road or utility construction projects underway or to be scheduled by both government and private entities. Much of the customized equipment manufactured requires significant manufacturing lead-time and specific delivery dates, that allow the expected revenue stream to be included in the manufacturing backlog total. As a result, we may not be able to accurately forecast our expected quarterly results.

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

In 2004, international sales represented approximately 24% of our total sales. We plan to continue to increase our presence in international markets. In connection with any increase in international sales efforts, we will need to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist. Any difficulties in expanding our international sales may divert management's attention from our existing operations. In addition, international revenues are subject to the following risks:

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
  delays in, or uneven timing in, the delivery of customer orders;
  the introduction of new products by us or our competitors;
  product supply shortages; and
  reduced demand due to adverse weather conditions.

Period-to-period comparisons of such items should not be relied on as indications of future performance.

Our Articles of Incorporation, Bylaws, Rights Agreement and Tennessee law may inhibit a takeover, which could delay or prevent a transaction in which shareholders might receive a premium over market price for their shares.

Our charter, bylaws and Tennessee law contain provisions that may delay, deter or inhibit a future acquisition or an attempt to obtain control of us. This could occur even if our shareholders are offered an attractive value for their shares or if a substantial number or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us or obtaining control of us to negotiate with and obtain the approval of our Board of Directors in connection with the transaction. Provisions that could delay, deter or inhibit a future acquisition or an attempt to obtain control of us include the following:

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

In addition, the rights of holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of our preferred stock that may be issued in the future and that may be senior to the rights of holders of our common stock. On December 22, 1995, our Board of Directors approved a Shareholder Protection Rights Agreement, which provides for one preferred stock purchase right in respect of each share of our common stock ("Rights Agreement"). These rights become exercisable upon a person or group of affiliated persons acquiring 15% or more of our then-outstanding common stock by all persons other than an existing 15% shareholder. This Rights Agreement also could discourage bids for the shares of common stock at a premium and could have a material adverse effect on the market price of our shares.

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

  execution of our growth and operation strategy;

  plans for technological innovation;

  compliance with covenants in our credit facility and note purchase agreement;

  ability to secure adequate or timely replacement of financing to repay our lenders;

  liquidity and capital expenditures;

  compliance with government regulations;

  compliance with manufacturing and delivery timetables;

  forecasting of results;

  general economic trends and political uncertainty;

  government funding and growth of highway construction;

  integration of acquisitions;

  financing plans;

  industry trends;

  pricing and availability of oil;

  competition in our business segments;

  product liability and other claims; and

  protection of proprietary technology.

These forward-looking statements are based largely on management's expectations which are subject to a number of known and unknown risks, uncertainties and other factors discussed in this report and in other documents filed by us with the Securities and Exchange Commission, which may cause actual results, financial or otherwise, to be materially different from those anticipated, expressed or implied by the forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements to reflect future events or circumstances. You can identify these statements by forward-looking words such as "expect," "believe," "goal," "plan," "intend," "estimate," "may," "will" and similar expressions.

In addition to the risks and uncertainties identified elsewhere herein and in other documents filed by us with the Securities and Exchange Commission, the risk factors described in the preceeding section under the caption "Risk Factors" should be carefully considered when evaluating our business and future prospects.

Internet Website.

Our internet website can be found at www.astecindustries.com. We make available free of charge on or through our internal website, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed, or furnished, to the Securities and Exchange Commission.

 Item 2. PROPERTIES

The location, approximate square footage, acreage occupied and principal function of the properties owned or leased by the Company are set forth below:
Location	Approximate Square Footage	Approximate Acreage	Principal Function
Chattanooga, Tennessee	424,000	59	Offices and manufacturing - Astec
Chattanooga, Tennessee	-	63	Storage yard - Astec
Cleveland, Tennessee	28,400	3	Offices and manufacturing - Astec
Rossville, Georgia	40,500	3	Manufacturing - Astec
Chattanooga, Tennessee	84,200	5	Offices and manufacturing - Heatec
Chattanooga, Tennessee	135,000	15	Offices and manufacturing - Roadtec
Chattanooga, Tennessee	51,200	7	Manufacturing and parts warehouse - Roadtec
Chattanooga, Tennessee	5,000	2	Corporate offices - Astec Industries, Inc.
Mequon, Wisconsin	203,000	30	Offices and manufacturing - Telsmith
Sterling, Illinois	32,000	8	Offices and manufacturing - AMS
Grapevine, Texas	176,000	52	Offices and manufacturing - Trencor (held for sale)
Lakeville, Massachusetts	800	-	Leased sales and service office - Telsmith
Loudon, Tennessee	299,000	108	Offices and manufacturing - Trencor
Eugene, Oregon	130,000	8	Offices and manufacturing - JCI
Albuquerque, New Mexico	112,300	14	Offices and manufacturing - CEI (partially leased to a third party)
Yankton, South Dakota	252,000	50	Offices and manufacturing - KPI
West Salem, Ohio	100,000	29	Offices and manufacturing - American Augers
Thornbury, Ontario, Canada	55,000	12	Offices and manufacturing - BTI
Riverside, California	18,000	-	Leased offices and assembly - BTI and Roadtec
Solon, Ohio	5,700	-	Leased offices and assembly - BTI
Tacoma, Washington	41,000	5	Offices and manufacturing - Carlson
Cape Town, South Africa	4,600	-	Leased sales office and warehouse - Osborn
Durban, South Africa	3,800	-	Leased sales office and warehouse - Osborn
Witbank, South Africa Welkom, South Africa	1,400 900	- -	Leased sales office and warehouse - Osborn Leased sales office and warehouse -Osborn
Johannesburg, South Africa	156,100	18	Offices and manufacturing - Osborn

The properties above are owned by the Company unless they are indicated as being leased. The owned properties are part of the security for the Company's credit facility.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fiscal quarter ended December 31, 2004.

Executive Officers of the Registrant

The name, title, ages and business experience of the executive officers of the Company are listed below.

J. Don Brock, Ph.D., P.E., has been President and a Director of the Company since its incorporation in 1972 and assumed the additional position of Chairman of the Board in 1975. He was the Treasurer of the Company from 1972 until 1994. From 1969 to 1972, Dr. Brock was President of the Asphalt Division of CMI Corporation. He earned his Ph.D. degree in mechanical engineering from the Georgia Institute of Technology. Dr. Brock and Thomas R. Campbell, Group Vice President - Mobile Asphalt Paving and Underground, are first cousins. He is 66.

J. Neal Ferry, was appointed Executive Vice President of the company in January 2005. Prior to this, he was with Peter Kiewit Sons, Inc. since 1971. Mr. Ferry was Corporate Equipment Manager with Kiewit from May 1996 until December 2004. During his career with Kiewit he held numerous positions in field operations, and corporate positions in Purchasing, Equipment Sales, and Equipment Maintenance Management. He is 52.

F. McKamy Hall, a Certified Public Accountant, became Chief Financial Officer during 1998 and has served as Vice President and Treasurer since 1997. He has served as Corporate Controller of the Company since 1987. From 1985 to 1987, Mr. Hall was Vice President of Finance at Quadel Management Corporation, a company engaged in real estate management. Mr. Hall has an undergraduate degree in accounting and a Master of Business Administration degree from the University of Tennessee at Chattanooga. He is 62.

Albert E. Guth became Vice President - Administration and Secretary of Astec Industries, Inc. on January 1, 2003. He served as President of Astec Financial Services, Inc. from 1996 to December 31, 2002. He served as Chief Financial Officer of the Company from 1987 through 1996, as Senior Vice President from 1984 to 1997, Secretary of the Company from 1972 to 1997, and Treasurer from 1994 to 1997. Mr. Guth, who has been a director since 1972, was Vice President of the Company from 1972 until 1984. From 1969 to 1972, Mr. Guth was the Controller of the Asphalt Division of CMI Corporation. He is 65.

W. Norman Smith was appointed Group Vice President-Asphalt in 1998 and has served as the President of Astec, Inc. since 1994. He formerly served as President of Heatec, Inc. from 1977 to 1994. From 1972 to 1977, Mr. Smith was a Regional Sales Manager with the Company. From 1969 to 1972, Mr. Smith was an engineer with the Asphalt Division of CMI Corporation. Mr. Smith has also served as a director of the Company since 1982. He is 65.

Robert G. Stafford was appointed Group Vice President - Aggregate and Mining in 1998. From 1991 to 1998, he served as President of Telsmith, Inc., a subsidiary of the Company. Between 1987 and 1991, Mr. Stafford served as President of Telsmith, Inc., a subsidiary of Barber-Greene. From 1984 until the Company's acquisition of Barber-Greene in December 1986, Mr. Stafford was Vice President - Operations of Barber-Greene and General Manager of Telsmith. He became a director of the Company in March 1988. He is 66.

Thomas R. Campbell was appointed Group Vice President - Mobile Asphalt Paving & Underground in November 2001. He has served as President of Roadtec, Inc. since 1988. He has served as President of Trencor, Carlson Paving Products and American Augers since November 2001. From 1981 to 1988, he served as Operations Manager of Roadtec. Mr. Campbell and J. Don Brock, President of the Company, are first cousins. He is 55.

Richard J. Dorris was appointed President of Heatec, Inc. in April of 2004. From 1999 to 2004 he held the positions of National Accounts Manager, Project Manager and Director of Projects for Astec, Inc. Prior to joining Astec, Inc. he was President of Esstee Manufacturing Company from 1990 to 1999 and was Sales Engineer from 1984 to 1990. Mr. Dorris has a B.S. degree in mechanical engineering from the University of Tennessee. He is 44.

Richard A. Patek became President of Telsmith, Inc. in May of 2001. He served as President of Kolberg-Pioneer, Inc. from 1997 until May 2001. From 1995 to 1997, he served as Director of Materials of Telsmith, Inc. From 1992 to 1995, Mr. Patek was Director of Materials and Manufacturing of the former Milwaukee plant location. From 1978 to 1992, he held various manufacturing management positions at Telsmith. Mr. Patek is a graduate of the Milwaukee School of Engineering. He is 48.

Frank D. Cargould became President of Breaker Technology Ltd. and Breaker Technology, Inc. on October 18, 1999. The Breaker Technology companies were formed on August 13, 1999 when the Company purchased substantially all of the assets of Teledyne Specialty Equipment's Construction and Mining business unit from Allegheny Teledyne Inc. From 1994 to 1999, he was Director of Sales - East for Teledyne CM Products, Inc. He is 62.

Jeffery J. Elliott became President of Johnson Crushers, Inc. in December, 2001. From 1999 to 2001, he served as Senior Vice President for Cedarapids, Inc., (a Terex company), and from 1996 to 1999, he served as Vice President of the Crushing and Screening Group. From 1978 to 1996, he held various domestic and international sales and marketing positions with Cedarapids, Inc. He is 51.

Timothy Gonigam was appointed President of Astec Mobile Screens, Inc., formerly Production Engineered Products, Inc., on October 1, 2000. From 1995 to 2000, Mr. Gonigam held the position of Sales Manager of Astec Mobile Screens, Inc. He is 42.

Tom Kruger was appointed Managing Director of Osborn Engineered Products SA (Pty) Ltd. on February 1, 2005. For the past five years, Mr. Kruger was employed as Operations Director of Macsteel Tube and Pipe (pty) Ltd., a manufacturer of carbon steel tubing in Johannesburg, South Africa. He served as Sales and Marketing Director of Macsteel prior to becoming Operations Director. From 1993 to 1998, Mr. Kruger was employed by Barloworld Ltd. as Operations Director and Regional Managing Director responsible for a trading organization in steel, tube and water conveyance systems. Prior to that, he held the position of Works Director. He is 47.

Joseph P. Vig was appointed President of Kolberg-Pioneer, Inc. in May of 2001. From 1994 until May 2001, he served as Engineering Manager of Kolberg-Pioneer, Inc. From 1978 to 2001 he was Director of Engineering with Morgen Mfg. Co. Mr. Vig has a B.S. degree in civil engineering from the South Dakota School of Mines and Technology and is a Professional Engineer. He is 55.

Jeffrey L. Richmond was appointed President of Roadtec, Inc. in April of 2004. From 1996 until April 2004, he held the positions of Sales Manager, Vice President of Sales and Marketing and Vice President/General Manager of Roadtec, Inc. He is 49.

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

The Company's Common Stock is traded in the Nasdaq Stock Market under the symbol "ASTE." The Company has never paid any cash dividends on its Common Stock and the Company does not intend to pay dividends on its Common Stock in the foreseeable future.

The high and low sales prices of the Company's Common Stock as reported on the Nasdaq Stock Market for each quarter during the last two fiscal years are as follows:
	Price Per Share
2004	High	Low
1st Quarter	$16.16	$11.50
2nd Quarter	$18.70	$15.17
3rd Quarter	$20.14	$15.20
4th Quarter	$20.42	$14.04

	Price Per Share
2003	High	Low
1st Quarter	$10.25	$5.21
2nd Quarter	$ 9.33	$5.50
3rd Quarter	$12.72	$8.35
4th Quarter	$14.08	$9.75

As of March 15, 2005, there were approximately 3,025 holders of the Company's Common Stock.

We maintain the following option plans: (i) 1998 Long-term Incentive Plan, (ii) 1998 Non-Employee Director Stock Incentive Plan and (iii) Executive Officer Annual Bonus Equity Election Plan. A Registration Statement for the above plans was filed under the Securities Act of 1933 on March 11, 2005 with the Securities and Exchange Commission. During the years ended December 31, 2002, 2003 and 2004, an aggregate of 205,617 shares of the Company's Common Stock were sold pursuant to option exercises under such plans. The aggregate exercise price was approximately $2,828,000 for such shares. No exemption to the registration requirements of the Securities Act of 1933 existed for the sale of such shares pursuant to the above mentioned option exercises.

Item 6. Selected Financial Data

Selected financial data appears in Appendix "A" of this Report.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company maintains disclosure controls and procedures that provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

The Management Assessment Report and the Attestation Report of the Independent Registered Public Accounting Firm relating to the Company's internal control over financial reporting each appears in Appendix "A" of this Report.

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-a5(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding the Company's directors, executive officers, audit committee, and audit committee financial expert is included under the caption "Election of Directors - Certain Information Concerning Nominees and Directors" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on May 20, 2005, which is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Exchange Act is also included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement, which is incorporated herein by reference.

The Company's Board of Directors has approved a Code of Conduct and Ethics that applies to the Company's employees, directors and officers (including the Company's principal executive officer, principal financial officer and principal accounting officer). The Code of Conduct and Ethics is available on the Company's website at www.astecindustries.com/investors/.

Item 11. Executive Compensation

Information included under the caption, "Executive Compensation" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on May 20, 2005 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information included under the captions "Election of Directors - Certain Information Concerning Nominees and Directors," "Common Stock Ownership of Management" and "Common Stock Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on May 20, 2005 is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the Common Stock that may be issued under all of the Company's existing equity compensation plans as of December 31, 2004.
Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders
	171,396 (1)	$5.04	0
	2,507,606 (2)	$20.22	219,667
	16,892 (3)	$25.12	283,108
Equity Compensation Plans Not Approved by Shareholders
	24,660 (4)	$14.55	150,000
Total	2,720,554	$19.25	477,775

________________

  1992 Stock Option Plan

  1998 Long-term Incentive Plan

  Executive Officer Annual Bonus Equity Election Plan
  1998 Non-Employee Director Stock Incentive Plan

Equity Compensation Plans Not Approved by Shareholders

1998 Non-Employee Director Stock Incentive Plan - The Company compensates its Board of Directors members who are not full-time employees of the Company in the form of an annual retainer, plus meeting fees. In accordance with the Company's 1998 Non-Employee Director Stock Incentive Plan, as amended, the Company's non-employee directors can elect to be paid their annual retainer fee of $20,000 in cash, Common Stock, deferred stock or stock options. A copy of this plan is incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2005.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services

Information included under the caption, "Audit Matters" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on May 20, 2005 is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) The following financial statements and other information appear in Appendix "A" to this Report and are filed as a part hereof:
. Selected Consolidated Financial Data.
. Management's Discussion and Analysis of Financial Condition and Results of Operations.
. Management Assessment Report
. Report of Independent Registered Public Accounting Firm.
. Consolidated Balance Sheets at December 31, 2004 and 2003.
. Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002.
. Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.
. Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2004, 2003 and 2002.
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

10.7

Trust under Astec Industries, Inc. Supplemental Retirement Plan, dated January 1, 1996 (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-14714). *

	10.8	Astec Industries, Inc. 1998 Long-Term Incentive Plan (incorporated by reference from Appendix A of the Company's Proxy Statement for the Annual Meeting of Shareholders held on April 23, 1998). *
10.9

Astec Industries, Inc. Executive Officer Annual Bonus Equity Election Plan (incorporated by reference from Appendix B of the Company's Proxy Statement for the Annual Meeting of Shareholders held on April 23, 1998). *

	10.10	Astec Industries, Inc. Non-Employee Directors' Stock Incentive Plan (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-14714). *
10.11

Amendment to Astec Industries, Inc. Non-Employee Directors' Stock Incentive Plan, dated March 15, 2005 (incorporated by reference from the Company's Current Report on Form 8-K dated March 15, 2005, File No. 0-14714). *

10.12

Revolving Line of Credit Note, dated December 2, 1997, between Kolberg-Pioneer, Inc. and Astec Holdings, Inc. (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-14714).

10.13

Guaranty Joinder Agreement, dated December 1997, between Kolberg-Pioneer, Inc. and Astec Holdings, Inc. in favor of the First National Bank of Chicago. (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-14714).

10.14

Loan Agreement between the City of Yankton, South Dakota and Kolberg-Pioneer, Inc., dated August 11, 1998, for variable/fixed rate demand Industrial Development Revenue Bonds, Series 1998 (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-14714).

10.15

Letter of Credit Agreement, dated August 12, 1998, between the First National Bank of Chicago and Astec Industries, Inc., Astec Financial Services, Inc. and Kolberg-Pioneer, Inc. (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-14714).

10.16

Purchase Agreement, dated October 30, 1998, effective October 31, 1998, between Astec Industries, Inc. and Johnson Crushers International, Inc. (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-14714).

10.17

Asset Purchase and Sale Agreement, dated August 13, 1999, by and among Teledyne Industries Canada Limited, Teledyne CM Products Inc. and Astec Industries, Inc. (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999, File No. 0-14714).

10.18

Stock Purchase Agreement, dated October 31, 1999, by and among American Augers, Inc. and Its Shareholders and Astec Industries, Inc. (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-14714).

10.19

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

10.20

Acquisition Agreement, dated October 2, 2000, by and among Larry Raymond, Carlson Paving Products, Inc. and Astec Industries, Inc. (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 0-14714).

10.21

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

10.22

Credit Agreement, dated as of May 14, 2003, between Breaker Technology Ltd. and General Electric Capital Canada Inc. (incorporated by reference from the Company's Current Report on Form 8-K dated May 19, 2003, File No. 0-14714).

10.23

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

10.24

Second Amendment to Credit Agreement, dated October 31, 2003 among Astec Industries, Inc., Astec, Inc., Heatec, Inc., CEI Enterprises, Inc., Astec Systems, Inc., Telsmith, Inc., Kolberg-Pioneer, Inc., Johnson Crushers International, Inc., Superior Industries of Morris, Inc., Breaker Technology, Inc., Production Engineered Products, Inc., Carlson Paving Products, Inc., RoadTec, Inc., Trencor, Inc., American Augers, Inc., AI Development Group, Inc., AI Enterprises, Inc., Astec Holdings, Inc., Astec Investments, Inc., Astec Transportation, Inc., RI Properties, Inc., TI Services, Inc. and General Electric Capital Corporation (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-14714).

10.25

Third Amendment to the Credit Agreement, dated March 3, 2004, effective December 31, 2003, among Astec Industries, Inc., Astec, Inc., Heatec, Inc., CEI Enterprises, Inc., Astec Systems, Inc., Telsmith, Inc., Kolberg-Pioneer, Inc., Johnson Crushers International, Inc., Superior Industries of Morris, Inc., Breaker Technology, Inc., Production Engineered Products, Inc., Carlson Paving Products, Inc., RoadTec, Inc., Trencor, Inc., American Augers, Inc., AI Development Group, Inc., AI Enterprises, Inc., Astec Holdings, Inc., Astec Investments, Inc., Astec Transportation, Inc., RI Properties, Inc., TI Services, Inc. and General Electric Capital Corporation (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-14714).

10.26

First Amendment to the Credit Agreement dated March 3, 2004, effective December 31, 2003, among Breaker Technology, Ltd, an Ontario corporation and General Electric Capital Canada Inc., a Canada corporation (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-14714).

10.27

Purchase of Assets and Real Estate from Superior Industries of Morris, Inc. and Astec Industries, Inc. by Superior Industries, LLC dated June 30, 2004 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 0-14714).

10.28

Amendment to Asset Purchase Agreement of Superior Industries of Morris, Inc. to Superior Industries, LLC dated June 30, 2004 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 0-14714).

10.29

Fourth Amendment to the Credit Agreement, dated August 11, 2004, among Astec Industries, Inc., Astec, Inc., Heatec, Inc., CEI Enterprises, Inc., Astec Systems, Inc., Telsmith, Inc., Kolberg-Pioneer, Inc., Johnson Crushers International, Inc., Superior Industries of Morris, Inc., Breaker Technology, Inc., Astec Mobile Screens, Inc., Carlson Paving Products, Inc., RoadTec, Inc., Trencor, Inc., American Augers, Inc., AI Development Group, Inc., AI Enterprises, Inc., Astec Holdings, Inc., Astec Investments, Inc., RI Properties, Inc., TI Services, Inc. and General Electric Capital Corporation.

10.30

Fifth Amendment to the Credit Agreement, dated December 27, 2004, among Astec Industries, Inc., Astec, Inc., Heatec, Inc., CEI Enterprises, Inc., Astec Systems, Inc., Telsmith, Inc., Kolberg-Pioneer, Inc., Johnson Crushers International, Inc., Superior Industries of Morris, Inc., Breaker Technology, Inc., Astec Mobile Screens, Inc., Carlson Paving Products, Inc., RoadTec, Inc., Trencor, Inc., American Augers, Inc., AI Development Group, Inc., AI Enterprises, Inc., Astec Holdings, Inc., Astec Investments, Inc., RI Properties, Inc., TI Services, Inc. and General Electric Capital Corporation.

	10.31	Amended Supplemental Executive Retirement Plan, dated September 29, 2004, originally effective as of January 1, 1995.
	21	Subsidiaries of the Registrant
	23.1	Consent of Independent Registered Public Accounting Firm
	23.2	Consent of Independent Registered Public Accounting Firm
	31.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant Rule 13a-14/15d/14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
	31.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant Rule 13a-14/15d/14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
	32.1	Certification of Chief Executive Officer and Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
	*	Management contract or compensatory plan or arrangement.
(b)	The Exhibits to this Report are listed under Item 15(a)(3) above.
(c)	The Financial Statement Schedules to this Report are listed under Item 15(a)(2) above.

The Exhibits are numbered in accordance with Item 601 of Regulation S-K. Inapplicable Exhibits are not included in the list.

APPENDIX "A"
to
ANNUAL REPORT ON FORM 10-K
ITEMS 8 and 15(a)(1) and (2), (c) and (d)
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

ASTEC INDUSTRIES, INC.

Contents
Selected Consolidated Financial Data
Management's Discussion and Analysis of Financial Condition and Results of Operations
Management Assessment Report
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets at December 31, 2004 and 2003
Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements
Schedule II - Valuation and Qualifying Accounts

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except as noted*)
	2004	2003	2002	2001	2000
Consolidated Income Statement Data
Net sales	$504,554	$402,066	$458,428	$435,869	$497,721
Selling, general and administrative expenses	71,014	65,738	69,340	68,616	66,119
Goodwill impairment	--	16,261	--	--	--
Relocation and start-up expenses	--	--	3,277	--	--
Research and development	8,580	7,669	7,116	6,919	6,259
Income (loss) from operations	23,211	(24,847)	(2,260)	7,398	39,717
Interest expense	3,889	7,284	10,469	9,367	8,652
Senior note termination expense	--	3,837	--	--	--
Income (loss) from continuing operations	12,483	(30,712)	(6,638)	684	22,941
Income from discontinued operations, net of tax	1,164	1,748	1,932	1,309	3,341
Gain on disposal of discontinued operations (net of tax of $5,071)	5,406	--	--	--	--
Net income (loss)	19,053	(28,964)	(4,706)	1,992	26,281
Earnings (loss) per common share*
Income (loss) from continuing operations:
Basic	0.63	(1.56)	(0.34)	0.03	1.19
Diluted	0.62	(1.56)	(0.34)	0.03	1.16
Income from discontinued operations:
Basic	0.33	0.09	0.10	0.07	0.18
Diluted	0.33	0.09	0.10	0.07	0.17
Net income (loss):
Basic	0.96	(1.47)	(0.24)	0.10	1.37
Diluted	0.95	(1.47)	(0.24)	0.10	1.33

Consolidated Balance Sheet Data
Working capital	$ 106,489	$ 81,001	$173,224	$161,867	$153,389
Total assets	324,818	319,973	416,979	400,691	398,795
Total short-term debt	11,827	36,685	3,220	2,368	1,986
Long-term debt, less current maturities	25,857	38,696	130,645	127,285	118,511
Shareholders' equity	191,256	167,517	192,647	197,347	194,623
Book value per common share at year-end*	9.52	8.49	9.79	10.07	10.07

Quarterly Financial Highlights (Unaudited)		First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2004	Net sales	$135,728	$145,937	$111,718	$111,171
	Gross profit	28,832	31,183	22,671	20,385
	Net income	5,452	12,602	731	268
	Earnings (loss) per common share*
	Income from continuing operations:
	Basic	0.25	0.32	0.04	0.03
	Diluted	0.24	0.31	0.04	0.03
	Income (loss) from discontinued operations:
	Basic	0.03	0.32	--	(0.02)
	Diluted	0.03	0.31	--	(0.02)
	Net income:
	Basic	0.28	0.64	0.04	0.01
	Diluted	0.27	0.62	0.04	0.01

2003	Net sales	$115,087	$103,436	$101,089	$82,454
	Gross profit	18,632	19,000	16,846	10,795
	Net loss	(1,830)	(2,212)	(785)	(24,137)
	Earnings (loss) per common share*
	Loss from continuing operations:
	Basic	(0.12)	(0.14)	(0.06)	(1.24)
	Diluted	(0.12)	(0.14)	(0.06)	(1.24)
	Income from discontinued operations:
	Basic	0.03	0.03	0.02	0.01
	Diluted	0.03	0.03	0.02	0.01
	Net loss:
	Basic	(0.09)	(0.11)	(0.04)	(1.23)
	Diluted	(0.09)	(0.11)	(0.04)	(1.23)

Certain reclassifications have been made to the 2004 quarterly gross profit amounts, as previously reported in the forms 10-Q to reflect reclassification of intercompany insurance premiums with the Company's captive insurance subsidiary. These reclassifications had no impact on net income.
Common Stock Price *
2004 High	$16.16	$18.70	$20.14	$20.42
2004 Low	11.50	15.17	15.20	14.04

2003 High	$10.25	$ 9.33	$12.72	$14.08
2003 Low	5.21	5.50	8.35	9.75

The Company's common stock is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market under the symbol ASTE. Prices shown are the high and low bid prices as announced by NASDAQ. The Company has never paid dividends on its common stock. As determined by the proxy search on the record date by the Company's transfer agent, the number of common shareholders is approximately 3,025.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding forward-looking statements, see "Forward-looking Statements" at the end of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Astec is a leading manufacturer and marketer of road building equipment. The Company's businesses:

  design, engineer, manufacture and market equipment that is used in each phase of road building, from quarrying and crushing the aggregate to testing the mix for application of the road surface and to applying the asphalt;

  manufacture certain equipment and components unrelated to road construction, including trenching, auger boring, directional drilling, industrial heat transfer; and

  manufacture and sell replacement parts for equipment in each of its product lines.

The Company has 13 companies that fall within four reportable operating segments, which include the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group. The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other non-related industries. The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries. The business units in the Mobile Asphalt Paving Group design, manufacture and market asphalt pavers, material transfer vehicles, milling machines and screeds. The business units in the Underground Group design, manufacture and market a complete line of trenching equipment and directional drills for the underground construction market. The Company also has one other category that contains the business units that do not meet the requirements for separate disclosure as an operating segment. The business units in the other category include Astec Insurance Company and Astec Industries, Inc., the parent company.

The Company's financial performance is affected by a number of factors, including the cyclical nature and varying conditions of the markets it serves. Demand in these markets fluctuates in response to overall economic conditions and is particularly sensitive to the amount of public sector spending on infrastructure development, privately funded infrastructure development and changes in the price of crude oil (fuel costs and liquid asphalt). In 2004 steel price increases had a significant impact, which came at a pace more rapid than selling price increases could be installed. Steel for many years has not seen much fluctuation in cost.

Public sector spending at the federal, state and local levels has been driven in large part by federal spending under the six-year federal-aid highway program, the Transportation Equity Act for the 21st Century ("TEA-21"), enacted in June 1998. TEA-21 authorized the appropriation of $217 billion in federal aid for road, highway and bridge construction, repair and improvement and other federal highway and transit projects for federal fiscal years October 1, 1998 through September 30, 2003. A new appropriation was enacted setting funding at a level of $33.6 billion for October 1, 2003 through September 30, 2004, but authorizing payment of such funds only through February 29, 2004. The date has been extended until May 31, 2005. Even though the funding has only been authorized through May 31, 2005, the amount of the TEA-21 funding through September 2005 has been set at $38.1 billion (including $1.9 billion of carryover from 2004) compared to $33.8 billion in 2004. A new six-year bill is under consideration. As part of the recent budget proposal, the Bush administration is proposing to provide $283.9 billion in guaranteed highway, transit and safety investments through 2009, which is an increase of approximately $28 billion from the Bush Administration's recommendation last year. The Company does not know when the new highway funding bill will be enacted or the amount of funding that will be provided under such bill. The Company believes that TEA-21 significantly influences the purchasing decisions of the Company's customers who are more comfortable making purchasing decisions when the six-year legislation is in place. The federal funding provides approximately 25% of highway, street, roadway and parking construction funding.

The public sector spending described above is needed to fund road, bridge and mass transit improvements. Unquestionably, the Company believes that increased funding is needed to restore the nation's highways to a quality level required for safety, fuel efficiency and mitigation of congestion. In the Company's opinion, amounts needed are significantly above amounts proposed, and funding mechanisms such as the federal usage fee per gallon, which has not been increased in twelve years, would need to be increased along with other measures to generate the funds needed. The study by the Federal Highway Administration shows funding for a six-year bill is needed at the $375 billion level and the Bush Administration proposal is only $284 billion.

In addition to public sector funding, the economies in the markets the Company serves, the price of crude oil and the price of steel affect the Company's financial performance. Economic downturns, like the one experienced from 2001 through 2003, generally result in decreased numbers of private projects (such as subdivisions, shopping centers, office parks or commercial developments), which in turn, decrease purchasing by the Company's customers. Such decreases in purchases cause reductions in sales and increases pricing pressure on the Company's products. Rising interest rates also typically have the effect of negatively impacting customers' attitude toward purchasing equipment. In addition, a significant portion of the Company's revenues relate to the sale of equipment that produces asphalt mix. Asphalt is a byproduct of the refining of oil. A rise in the price of oil increases the cost of providing asphalt, which would likely decrease demand for asphalt, and therefore decrease demand for the Company's products. Rising oil prices can also increase customers' operating costs. The Company does not expect oil prices to change much in 2005. Steel is a major component in the Company's equipment. As steel prices have increased during 2004, the cost of the Company's products and the costs of purchased parts and components also have increased. During 2004, and even with certain sales price increases, the Company was not able to increase its sales prices enough to offset the increases in steel prices. As a result, the Company's gross margin was negatively impacted. The Company does not expect steel prices to change much in 2005. In addition to the factors stated above, many of the Company's markets are highly competitive, and its products compete worldwide with a number of other manufacturers and distributors that produce and sell similar products.

In the United States and internationally, Astec's equipment is marketed directly to customers as well as through dealers. During 2004, approximately 75% to 80% of equipment sold by Astec was sold directly to the end user.

Astec's business includes the sales of replacement parts. During 2004, sales of parts accounted for 23.1% of total revenues.

The company is operated on a very decentralized basis and there is a complete management team for each individual company. Finance, insurance, legal, shareholder relations, corporate accounting and other corporate matters are primarily handled at the corporate level (i.e. Astec Industries, Inc.). The engineering, design, sales, manufacturing and basic accounting functions are all handled at each individual subsidiary. Standard accounting procedures are prescribed and followed in all reporting.

The employees of each subsidiary have the opportunity to earn bonuses in the aggregate up to 10% of the subsidiary's after-tax profit if such subsidiary meets the goals established for it. These goals are based on return on capital employed, cash flow on capital employed and safety. Distribution of these bonuses is to all non-union employees of each operation. The bonuses for presidents and general managers are paid from a separate corporate pool.

Results of Operations; 2004 vs. 2003

The Company experienced net income for 2004 of $19,053,000, or $0.95 per diluted share, compared to a net loss of $28,964,000, or $1.47 per diluted share, in 2003. The weighted average number of common shares outstanding at December 31, 2004 was 20,079,349 compared to 19,671,697 at December 31, 2003.

The results from discontinued operations, along with the gain on disposal of discontinued operations (net of tax), are presented in the discontinued operations section below income from continuing operations and are excluded from all other lines on the statement of operations. The Company sold substantially all of the assets and liabilities of Superior Industries of Morris, Inc. on June 30, 2004. The financials for 2003 and 2002 have been restated to reflect discontinued operations for Superior.

Net sales for 2004 were $504,554,000, an increase of $102,488,000, or 25.5%, compared to net sales of $402,066,000 in 2003.

Domestic sales increased from $308,396,000in 2003, restated to reflect discontinued operations, to $381,938,000 in 2004, an increase of $73,542,000, or 23.8%. Domestic sales are primarily generated from equipment purchases made by customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development.

In 2004, international sales increased $28,946,000, or 30.9%, to $122,616,000 compared to 2003 international sales of $93,670,000, restated to reflect discontinued operations. International sales increased the most in the Middle East, followed by Europe, South America, and Asia (excluding China, Japan and Korea). These increases are due primarily to the weaker dollar, improvements in the local economic conditions in each country, and increased efforts of the international sales force. Sales declined by $3,227,000 in the West Indies, followed by Australia with a decline of $2,958,000. The sales decline in the West Indies is a reflection of market inactivity from a sluggish economy. Australia is reflective of the heavy market penetration asphalt plants have made over the last several years.

Parts sales were $116,530,000 in 2004 compared to $97,372,000 in 2003. Approximately 54% of the increase was in the Aggregate Group and approximately 26% in the Asphalt Group. The increases in parts sales was also helped by the addition at October 1, 2004 of the utility trencher line, the increase in sales of competitive parts, and the general improvement in the parts business.

Gross profit increased to $103,072,000, or 20.4% of net sales in 2004, compared to $65,273,000, or 16.2% of net sales in 2003. The primary factors that caused gross profit in 2004 to increase from the gross profit in 2003 include: increases in sales volume of $102,488,000, or 25.5%, profitable new products, increases in parts sales, increases in international sales and domestic sales, and reduction of used equipment writedowns from $4.2 million to $1.8 million. Underutilization of capacity was reduced from $10.2 million to $2.8 million in 2004.

In 2004 selling, general and administrative ("SG&A") expenses increased by $5,276,000 to $71,014,000, or 14.1% of 2004 net sales, from $65,738,000, or 16.4% of net sales in 2003. The increase in SG&A in 2004 compared to 2003 was primarily due to an increase in international sales expense and sales commissions of $2,043,000, health insurance increases of $2,619,000, legal and professional increases of $532,000, and costs of complying with the Sarbanes-Oxley legislation of approximately $916,000.

No goodwill impairment charges were booked in 2004 compared to $16,261,000 in 2003 as a result of evaluations completed under Statement of Financial Accounting Standards No. 142 for each reporting unit.

Research and development expenses increased by $911,000, or 11.9%, from $7,669,000 in 2003 to $8,580,000 in 2004. The increase is related to the development of new products and improvement of current products.

Interest expense for 2004 decreased by $3,395,000, or 46.6%, to $3,889,000 from $7,284,000. This equates to .8% of net sales in 2004 compared to 1.8% of net sales for 2003. The reduced debt level is the primary reason for reduced interest expense. Weighted average interest rates actually increased on the short-term debt from 4.63% to 6.53%.

For 2004, the Company had an overall income tax expense of $13,247,000, or 40.9% of pre-tax income compared to the 2003 benefit of $4,486,000, or 13.4% of the pre-tax loss. The 2004 income tax expense for continued operations was $7,021,000, or 35.8% of pre-tax income from continued operations. The single largest permanent difference that impacted the effective tax rate was $2,438,000 related to the difference between the book and tax basis of the goodwill on the sale of the assets and liabilities of Superior Industries of Morris, Inc. While this permanent difference affected the overall effective tax rate of the Company for 2004, it is entirely attributable to the discontinued operations of Superior Industries of Morris, Inc. In addition, the increase in the valuation allowance from $1,049,000 for 2003 to $1,319,000 for 2004 for certain state tax loss carryforwards moderately increased the overall effective tax rate. Estimated usable state loss carryforwards of $6,101,000 are availiable. The Company also generated significant pre-tax earnings in 2004 that allowed the Company to fully realize the large deferred tax asset related to the federal net operating loss carryforward. The Company expects to utilize the remaining deferred tax asset related to state tax loss carryforwards through the expected generation of future profits, the expected sale of the Grapevine, Texas facility, the increased backlog, and the improvement of the economy. There can be no assurance that these events will occur and no assurance that the remaining deferred tax asset will be fully realized.

The gain on sale of the Superior Industries of Morris, Inc.'s assets and liabilities totalled $10,477,000 and the 2004 income from operations was $2,320,000 prior to the sale.

Earnings per share for 2004 were $0.95 per diluted share compared to a loss of $1.47 per diluted share for 2003.

Earnings from continuing operations for 2004 were $0.62 per diluted share compared to a loss of $1.56 per diluted share for 2003.

The backlog at December 31, 2004 was $93,543,000 compared to $75,880,000 at December 31, 2003, which represents a 23% increase. The backlog for the Asphalt Group, Aggregate and Mining Group and Mobile Asphalt Paving Group increased, while backlog for the Underground Group decreased. The Company is unable to determine whether this backlog effect was experienced by the industry as a whole, and the Company is unable to assess the amount of the impact attributable to the status of TEA-21 legislation renewal. The Company believes that customers are looking forward to a six-year renewal of federal highway funding. The Company believes the increased backlog reflects an improvement in customer confidence that the economic conditions in the United States are improving, which should result in increased federal and state fuel tax revenue and increased commercial projects.

Asphalt Group: For 2004, this segment had sales of $141,050,000 compared to $119,302,000 for 2003, an increase of $21,748,000, or 18.2%. The segment profits for 2004 were $8,109,000 compared to a loss of $2,712,000 for 2003, for an increase of $10,821,000. The primary reason for the increase in sales is that customers began to act upon their pent-up demand from delayed spending over the past few years. Improved utilization of manufacturing capacity positively impacted gross profits and segment income, but was offset by steel cost increases outstripping sales price increases. The goodwill impairment impact to this segment was $930,000 in 2003.

Aggregate and Mining Group: For 2004, sales for this segment increased $54,236,000, or 35.4%, to $207,397,000 compared to $153,161,000 for 2003. Discontinued operations (Superior Industries of Morris) have been excluded from the segment. The increase in domestic sales was attributable to increases in sales of portable aggregate plants, track-mounted equipment and parts. The portable plants and track-mounted equipment were successfully applied by customers in new markets. The increase in international sales resulted from increased sales efforts, a weakened dollar, and improved economic conditions in certain countries. Profits improved from sales volume, improved manufacturing utilization, increased parts sales, and new products. Such increases were offset partially by increased steel costs. Segment profit for 2004 increased $17,237,000, or 704.1%, to $19,685,000 from $2,448,000 for 2003. Goodwill impairment charges of $1,287,000 were included in 2003.

Mobile Asphalt Paving Group: For 2004, sales in this segment increased $16,237,000, or 21.6%, to $91,390,000 from $75,153,000 in 2003. Both domestic and international sales increased from 2003. Sales increases came relatively evenly across all product lines. An updated milling machine product line and increased paver acceptance both contributed to the sales increase. Segment profit for 2004 increased $6,994,000, or 1248.9%, to $7,554,000 from $560,000 for 2003. Increased volume and reduced writedowns of used equipment were the primary factors that positively impacted the 2004 profit. Goodwill impairment charges of $2,310,000 were included in 2003.

Underground Group: For 2004, sales in this segment increased $11,976,000, or 22.9%, to $64,386,000 from $52,410,000 for 2003, primarily due to increased sales of the large trencher product line. Segment losses for 2004 decreased $20,351,000, or 92.5%, to a loss of $1,653,000 from a loss of $22,004,000 during 2003. The year 2003 included goodwill impairment charges of $11,734,000. The Loudon, Tennessee operation, in its second full year, benefited from getting much of the learning curve behind the subsidiary in 2003. In 2004 the plant utilization improved and the addition of utility trencher parts sales and profits positively impacted the segment results.

Results of Operations; 2003 vs. 2002

The Company sold substantially all of the assets and liabilities of Superior Industries of Morris, Inc. on June 30, 2004. The financials in this comparison of 2003 vs. 2002 have not been restated to reflect this subsequent transaction.

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

Gross profit decreased to $70,864,000, or 16.6% of net sales in 2003, compared to $83,931,000, or 17.5% of net sales in 2002. The primary factors that caused gross profit in 2003 to decrease from the gross profit in 2002 include: an under utilization of capacity of $10.1 million, decreased sales volumes in the Asphalt and Aggregate Groups as described below, decreased prices as a result of competitive price pressure, continued start-up losses at the Loudon, Tennessee facility of $8.1 million and writedown of used and rental equipment of $4.2 million. These factors were offset by manufacturing expenses, including labor and manufacturing overhead, being reduced $10.1 million in 2003 versus 2002.

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

For 2003, the Company had an income tax benefit of $4,486,000, or 13.4% of the pre-tax loss, compared to the 2002 benefit of $2,511,000, or 35.2% of the 2002 pre-tax loss. The largest contributor to the reduction in the effective tax benefit rate was non-deductible goodwill impairment charges of $15,851,000. Additionally, the establishment of a $1,049,000 valuation allowance for certain state tax loss carryforwards reduced the effective tax rate. The Company expects to utilize the remaining deferred tax asset in connection with future profitability, expected gain on the eventual sale of the Grapevine, Texas facility, increased backlog and the improving economy. There can be no assurances that these events will occur and there are no assurances that the remaining net deferred tax asset will be fully realized.

The backlog at December 31, 2003 was $79,402,000 compared to $60,698,000 at December 31, 2002, which represents a 30.8% increase. The backlog for the Asphalt Group decreased slightly, while backlogs for Aggregate, Mobile, and Underground Groups increased. The Company is unable to determine whether this backlog effect was experienced by the industry as a whole. We are unable to assess the amount of the impact attributable to the TEA-21 legislation, which became effective in October 1998 and ended September 30, 2003. New long-term legislation is under consideration, and the funding for October 1, 2003 through April 30, 2004 has been authorized. The Company believes that customers are looking forward to a six-year renewal of federal highway funding. The Company believes the increased backlog reflects an improvement in customer confidence that the economic conditions in the United States are improving, which should result in increased state fuel tax revenue and increased commercial projects.

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

Liquidity and Capital Resources

Total short-term borrowings, including current maturities of long-term debt, were $11,827,000 at December 31, 2004 compared to $36,685,000 at December 31, 2003. In 2004, the revolver was $8,517,000 compared to $27,997,000 in 2003. In addition, total quarterly payments due on the General Electric Capital Corporation ("GE Capital") term loan for 2005 are $2,810,000, and outstanding Industrial Development Revenue Bonds accounted for $500,000 of the current maturities of long-term debt at December 31, 2004 and 2003.

Net cash provided by operating activities for the year ended December 31, 2004 was $20,886,000 compared to $7,195,000 for the year ended December 31, 2003. The increase in net cash provided by operating activities in 2004 is primarily due to net operating income of $19,053,000, along with an increase in accounts payable and an increase in other accrued liabilities. Offsetting the increases were an increase in accounts receivables and an increase in inventory.

Cash flows from investing activities for the year ended December 31, 2004 were $14,039,000 compared to $30,421,000 for the year ended December 31, 2003. For 2004, $23,496,000 in proceeds from the disposal of discontinued operations were offset by expenditures of $11,168,000 for property and equipment. The $30,421,000 of cash flows in 2003 were primarily related to the disposition of Astec Financial Services, Inc. assets. The only cash we expect to be provided by investing activities during 2005 will come from the sale of the Grapevine facility, which is expected to take place in the second quarter of 2005.

Cash generated by operating and investing activities including the sale of Superior were used primarily to reduce debt as reflected in the Cash Flow from Financing Activities. Cash used by financing activities totalled $35,420,000.

Long-term debt, less current maturities, decreased to $25,857,000 at December 31, 2004 from $38,696,000 at December 31, 2003. In addtion to our scheduled term loan payments, we also had a payment of $4,500,000 upon the sale of Superior Industries of Morris, Inc., a payment of $383,981 upon the sale of the Covington, Georgia facility and a payment of $6,250,000 related to releasing the Grapevine, Texas facility as term loan security. At December 31, 2004, $16,157,000 was long-term under the GE Capital term loan and $9,700,000 was outstanding under the long-term principal portion of Industrial Revenue Bonds.

At December 31, 2004 the Company was in compliance with the financial covenant requirements of its credit facility.

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

At December 31, 2003 the Company was not in compliance with the fixed charge coverage ratio covenant of its credit facility. The violation was waived as part of an amendment to the credit agreement datedMarch 3, 2004, which amended the fixed charge coverage ratio for the next three quarters of 2004. At December 31, 2003 the Company was utilizing $27,997,000 of the amount available under the revolving credit facilities, $34,821,000 as term loans under the credit facilities and an additional $16,297,000 to support outstanding letters of credit (primarily for industrial revenue bonds).

On August 26, 2003 the Company repaid to the Grapevine Industrial Development Corporation the outstanding bond liability dated April 1, 1994 in the amount of $8,000,000 related to the Trencor, Inc. facility in Grapevine, Texas.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., has available a credit facility of approximately $3,543,000 (ZAR 20,000,000) to finance short-term working capital needs, as well as to cover the short-term establishment of credit performance guarantees. As of December 31, 2004 Osborn Engineered Products SA (Pty) Ltd. had no outstanding loan due under the credit facility and had approximately $315,000 in performance and retention bonds guaranteed under the facility. The facility is secured by the Company's accounts receivable and retention balances. The available facility fluctuates monthly based upon fifty percent (50%) of the Company's accounts receivable, retention and cash balances at the end of the prior month.

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

Capital expenditures in 2005 are budgeted to be approximately $14,000,000. In addition to normal replacements, approximately $4,000,000 is needed for expected increase in demand for equipment that was previously manufactured in part by the subsidiary sold on June 30, 2004. The Company expects to finance these expenditures using the available capacity under the Company's revolving credit facility and internally generated funds. Capital expenditures for 2004 were $11,168,000 compared to $3,588,000 in 2003. Capital expenditures for 2002 totaled $19,274,000 and included the purchase of the Loudon, Tennessee facility, machinery and equipment for approximately $12,800,000.

The Company believes that its current working capital, cash flows generated from future operations and available capacity remaining under its credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements through December 31, 2005. The Company is attempting to sell its Grapevine, Texas facility. The future sale of the Grapevine facility should generate additional funds which will be used to provide working capital or reduce borrowings outstanding under the Company's revolving credit agreement. There can be no assurances on when, or if, the Company will be successful in selling the Grapevine facility. During 2003 and 2004 the Company did not depreciate the Grapevine, Texas facility held for sale. If the company had depreciated these assets, the expense would have been approximately $283,000 and $235,000, for 2003 and 2004, respectively.

Market Risk and Risk Management Policies

The Company is exposed to changes in interest rates, primarily from its revolving credit agreements and industrial revenue bonds. Until May 2003, the Company used interest rate derivative instruments to manage exposure to interest rate changes for a portion of its debt arrangements. At December 31, 2004 the Company did not have interest rate derivatives in place. The current fluctuations in interest are subject to normal market fluctuations of interest. A hypothetical 100 basis point adverse move (increase) in interest rates would have adversely affected interest expense by approximately $377,000 for the year ended December 31, 2004. The Company's earnings and cash flows are also subject to fluctuations due to changes in foreign currency exchange rates; however, these fluctuations would not be significant to the Company's consolidated operations.

The Company is subject to foreign exchange risks arising from its foreign operations in their local currency. Foreign operations represented 9.1% and 7.6% of total assets at December 31, 2004 and 2003, respectively, and 9.3% and 9.0% of total revenue for 2004 and 2003, respectively. Assuming foreign exchange rates decreased ten percent (10%) from the December 31, 2004 and 2003 levels, the December 31, 2004 and 2003 shareholders' equity would not be materially affected.

Aggregate Contractual Obligations

The following table discloses aggregate information about the Company's contractual obligations and the period in which payments are due as of December 31, 2004:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Revolving credit loan	$ 8,517,253	$ 8,517,253	--	--	--
Long-term debt obligations	29,167,105	3,309,941	$ 16,657,164	--	$ 9,200,000
Operating lease obligations	2,590,233	1,050,192	1,196,709	$ 343,332	--
Estimated interest obligations	8,192,000	1,901,000	2,427,000	368,000	3,496,000
Other contractual obligations reflected on the registrant's balance sheet under GAAP	144,950	91,680	53,270	--	--
Total	$ 48,611,541	$ 14,870,066	$ 20,334,143	$ 711,332	$ 12,696,000

The estimated interest obligations were calculated using the actual balance of the revolving credit loan at December 31, 2004 and the expected outstanding balances on the long-term debt obligations, in accordance with payment obligations as detailed in the schedule above. For the revolving credit loan and the term loan, we used the interest rate at December 31, 2004, which was 6.75%. For all other debt obligations, we used the 2004 weighted average interest rate for individual debt obligations.

In addition to the contractual obligations noted in the table above, we also have the following funding commitments.

In 2004 we made contributions of approximately $1,646,000 to our pension plans and $108,000 to our post-retirement benefit plans, for a total of $1,754,000, compared to $521,000 in 2003. We estimate that we will contribute a total of approximately $406,000 to the pension and post-retirement plans during 2005. Our funding policy for all plans is to make the minimum annual contributions required by applicable regulations.

Contingencies

Management has reviewed all claims and lawsuits and, upon the advice of counsel, has made adequate provision for any estimable losses. However, the Company is unable to predict the ultimate outcome of the outstanding claims and lawsuits.

Certain customers have financed purchases of the Company's products through arrangements in which the Company is contingently liable for customer debt and residual value guarantees aggregating $17,567,000 and $21,125,000 at December 31, 2004 and 2003, respectively. These obligations have average remaining terms of three years with minimal risk.

The Company is contingently liable under letters of credit of approximately $16,690,000, with $9.3 million related to Industrial Revenue Bonds and the remainder primarily for performance guarantees to customers or insurance carriers.

Off-balance Sheet Arrangements

As of December 31, 2004 the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

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

Allowance for Doubtful Accounts: The Company records an allowance for doubtful accounts to reflect management's best estimate of the losses inherent in its accounts receivables as of the balance sheet date. The Company evaluates its ability to collect accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations, a specific reserve for bad debts is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Additionally, a general percentage of past due receivables is reserved, based on the Company's past experience of collectibility. If circumstances change (i.e., higher than expected defaults or an unexpected materially adverse change in a major customer's ability to meet its financial obligations), estimates of the recoverability of amounts due could be reduced by a material amount. The Company's level of reserves for its customer accounts receivable fluctuates depending upon the factors discussed. Historically, the allowance for doubtful accounts has been sufficient to provide for write-offs of uncollectible amounts. The Company does not believe it is reasonably likely that the allowance level will materially change in the future.

Health Self-Insurance Reserve: At seven of twelve manufacturing subsidiaries, the Company is self-insured for health and prescription claims under its Group Health Insurance Plan. These subsidiaries account for approximately seventy percent of the Company's employees. The Company carries reinsurance coverage to limit its exposure for individual health claims above certain limits. A major insurance company administers health claims and a major pharmacy benefits manager administers prescription medication claims. The Company maintains an insurance reserve for the self-insured health and prescription plans. This reserve includes both unpaid claims and an estimate of claims incurred but not reported, based on historical claims. Historically the reserves have been sufficient to provide for claims payments. Changes in actual claims experience could cause the reserve to change, but the Company does not believe it is reasonably likely that the reserve level will materially change in the future.

The remaining U.S. subsidiaries are covered under fully insured group health plans to which their subsidiaries subscribe. Employees of the Company's foreign subsidiaries are insured under health plans in accordance with their local governmental requirements. No reserves are necessary for the fully insured health plans.

Workers Compensation and General Liability Self-Insurance: The Company is insuring the retention portion of workers compensation claims and general liability claims by way of a captive insurance company ("the captive"), Astec Insurance Company ("Astec Insurance"). Astec Insurance is incorporated under the laws of the state of Vermont, and a management company specializing in captive insurance management maintains all records of Astec Insurance. The objectives of Astec Insurance are to improve control over and to provide long-term reduction in variability in insurance and retained loss costs; to improve focus on risk reduction with development of a program structure which rewards proactive loss control; and to continue the current claims management process whereby the Company actively participates in the defense and settlement process for claims.

For general liability claims, the captive is liable for the first $1 million per occurrence and $2 million per year in the aggregate. The Company carries general liability, excess liability and umbrella policies for claims in excess of those covered by the captive.

For workers compensation claims, the captive is liable for the first $350,000 per occurrence and $4 million per year in the aggregate. The Company utilizes a major insurance company for workers compensation claims administration.

The financial statements of the captive are consolidated into the financials of the Company. The reserves for claims and potential claims related to general liability and workers compensation under the captive are included in Accrued Loss Reserves on the consolidated balance sheets. The reserves are estimated based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. However, the Company does not believe it is reasonably likely that the reserve level will materially change in the future.

Product Warranty Reserve: The Company accrues for the estimated cost of product warranties at the time revenue is recognized. We evaluate our warranty obligations by product line or model based on historical warranty claims experience. For machines, our standard product warranty terms generally include post-sales support and repairs of products at no additional charge for a specified period of time or up to a specified number of hours of operation. For parts from our component suppliers, we rely on the original manufactures warranty that accompanies those parts and make no additional provision for warranty claims. Generally, our fabricated parts are not covered by specific warranty terms. Although failure of fabricated parts due to material or workmanship is rare, if it occurs, our policy is to replace fabricated parts at no additional charge. We make no provision for warranty claims for fabricated parts sold.

While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our estimated warranty obligation is based upon warranty terms, product failure rates, repair costs and current period machine shipments. If actual product failure rates, repair costs, service delivery costs or post-sales support costs differ from our estimates, revisions to the estimated warranty liability would be required. Warranty periods for machines generally range from six months to one year or up to a specific number of hours of operation.

Revenue Recognition: Revenue is generally recognized on sales at the point in time when persuasive evidence of an arrangement exists, the price is fixed and determinable, the product has been shipped and there is reasonable assurance of collection of the sales proceeds. The Company generally obtains purchase authorizations from its customers for a specified amount of product at a specified price with specified delivery terms. A portion of the Company's equipment sales represents equipment produced in the Company's plants under short-term contracts for a specific customer project or equipment designed to meet a customer's specific requirements. Certain contracts include terms and conditions through which the Company recognizes revenues upon completion of equipment production, which is subsequently stored at the Company's plant at the customer's request. In accordance with SAB 104, revenue is recorded on such contracts upon the customer's assumption of title and all risk of ownership and when collectibility is reasonably assured. In addition, there must be a fixed schedule of delivery of the goods consistent with the customer's business practices, the Company must not have retained any specific performance obligations such that the earnings process is not complete and the goods must have been segregated from the Company's inventory. The Company has a limited number of sales accounted for as multiple-element arrangements, whereby related revenue on each product is recognized when it is shipped, and the related service revenue is recognized when the service is performed.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities ("VIEs") either (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, a modification to FIN 46 was issued ("FIN46R") which delayed the effective date until no later than fiscal periods ending after March 31, 2004 and provided additional technical clarifications to implementation issues. The Company does not currently have any variable interest entities as defined in FIN46R. The adoption of this statement did not have any impact on its consolidated financial statements.

The Company's two post-retirement medical insurance plans, which cover the employees of its Kolberg-Pioneer, Inc. and Telsmith, Inc. subsidiaries, provide prescription drug benefits that may be affected by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"), signed into law in December 2003. In May 2004, the FASB issued FSP No. 106-2 ("FSP 106-2"), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2 supersedes FSP 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, and provides authoritative guidance on accounting for the federal subsidy specified in the Act. The Act provides for a federal subsidy equal to 28% of certain prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D, beginning in 2006. The Company has been unable to conclude whether the prescription drug benefits provided under its plans are actuarially equivalent to the prescription drug benefits offered under Medicare Part D. Therefore the effects of the Act on the Company's medical plans have not been included in the measurement of the accumulated post-retirement benefit obligation or net periodic post-retirement benefit cost for 2004 as allowed under FSP 106-2. When the subsidy becomes available in 2006, the Company does not expect the effect of the subsidy to be material to the financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs-An Amendment of ARB No. 43, Chapter 4 ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect SFAS 151 to have a material impact.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third quarter of 2005, beginning July 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R may have a material impact on the Company's consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

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

  taxes or usage fees;

  financing plans;

  industry trends;

  pricing and availability of oil;

  steel prices; and

  condition of the economy.

These forward-looking statements are based largely on management's expectations and are subject to a number of known and unknown risks, uncertainties and other factors discussed in this report and in documents filed by the Company with the Securities and Exchange Commission, which may cause actual results, financial or otherwise, to be materially different from those anticipated, expressed or implied by the forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements to reflect future events or circumstances. You can identify these statements by forward-looking words such as "expect," "believe," "goal," "plan," "intend," "estimate," "may," "will" and similar expressions.

In addition to the risks and uncertainties identified elsewhere herein and in documents filed by the Company with the Securities and Exchange Commission, the following factors should be carefully considered when evaluating the Company's business and future prospects: decreases or delays in highway funding; rising interest rates; changes in oil prices; changes in steel prices; downturns in the general economy; unexpected capital expenditures and decreases in liquidity; the timing of large contracts; production capacity; general business conditions in the industry; non-compliance with covenants in the Company's credit facilities; demand for the Company's products; and those other factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission. Certain of the risks, uncertainties and other factors discussed or noted above are more fully described in the section entitled "Business - Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

MANAGEMENT ASSESSMENT REPORT

The management of Astec Industries, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company's internal control system is designed to provide reasonable assurance to the Company's management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of all internal control systems no matter how well designed. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the preparation and presentation of financial statements. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of a change in circumstances or conditions.

The management of the Company assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework. Based on this assessment, management believes that, as of December 31, 2004, the Company's internal control over financial reporting is effective based on those criteria.

The Company's independent auditors have issued an attestation report on management's assessment of the Company's internal control over financial reporting. You can find this report below in Appendix A to the Company's Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Astec Industries, Inc.:

We have audited the accompanying consolidated balance sheet of Astec Industries, Inc. (a Tennessee corporation) and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Astec Industries, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The schedule titled "Schedule II - Valuation and Qualifying Accounts" is presented for purposes of additional analysis and is not a required part of the basic financial statements.  The information in this schedule for the year ended December 31, 2004 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Astec Industries, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 30, 2005 expressed an unqualified opinion.
/s/GRANT THORNTON LLP
Greensboro, North Carolina March 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Astec Industries, Inc.

We have audited the accompanying consolidated balance sheet of Astec Industries, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astec Industries, Inc. and subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and intangible assets.
/s/ Ernst & Young LLP
Chattanooga, Tennessee February 25, 2004 except for Note 8, as to which the date is March 4, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Astec Industries, Inc.:

We have audited management's assessment, included in the accompanying Management Assessment Report, that Astec Industries, Inc. (a Tennessee Corporation) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Astec Industries, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Astec Industries, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also in our opinion, Astec Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Astec Industries, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended and our report dated March 30, 2005, expressed an unqualified opinion on those financial statements.
/s/GRANT THORNTON LLP
Greensboro, North Carolina March 30, 2005

CONSOLIDATED BALANCE SHEETS
	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$ 8,348,693	$ 8,751,100
Trade receivables less allowance for doubtful accounts of $2,093,000 in 2004 and $1,752,000 in 2003	44,215,440	44,749,274
Notes and other receivables	1,073,073	1,268,855
Inventories	126,970,127	110,233,695
Prepaid expenses	8,693,515	9,236,731
Deferred income tax assets	8,498,317	8,904,801
Other current assets	685,274	24,531
Total current assets	198,484,439	183,168,987
Property and equipment, net	96,526,158	105,181,753

Other assets:
Goodwill	19,125,570	20,887,084
Finance receivables	904,950	581,869
Notes receivable	169,655	39,405
Assets held for sale	4,885,713	5,751,375
Other	4,721,482	4,362,555
Total other assets	29,807,370	31,622,288
Total assets	$ 324,817,967	$ 319,973,028

Liabilities and Shareholders' Equity
Current liabilities:
Revolving credit loan	$ 8,517,253	$ 27,996,898
Current maturities of long-term debt	3,309,941	8,688,521
Accounts payable	35,450,855	27,972,405
Customer deposits	10,414,702	9,910,443
Accrued product warranty	4,788,558	3,612,930
Accrued payroll and related liabilities	2,360,841	2,124,494
Accrued loss reserves	7,491,992	7,110,300
Other accrued liabilities	19,661,741	14,751,893
Total current liabilities	91,995,883	102,167,884
Long-term debt, less current maturities	25,857,163	38,696,191
Deferred income tax liabilities	7,432,458	2,895,336
Accrued retirement benefit costs	4,828,093	5,865,368
Other	2,873,397	2,341,362
Total liabilities	132,986,994	151,966,141
Minority interest	575,184	489,664
Commitments and contingencies Notes 8, 9, 13 and 19	--	--
Shareholders' equity:
Preferred stock - authorized 4,000,000 shares of $1.00 par value; none issued	--	--
Common stock - authorized 40,000,000 shares of $.20 par value; issued and outstanding - 19,987,503 in 2004 and 19,738,046 in 2003	3,997,501	3,947,609
Additional paid-in capital	55,955,647	52,988,951
Accumulated other comprehensive income	3,014,119	1,113,693
Company shares held by SERP, at cost	(1,690,711)	(1,459,000)
Retained earnings	129,979,233	110,925,970
Total shareholders' equity	191,255,789	167,517,223
Total liabilities and shareholders' equity	$ 324,817,967	$ 319,973,028

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,
	2004	2003	2002
Net sales	$ 504,553,751	$ 402,066,282	$ 458,427,913
Cost of sales	401,482,127	336,793,057	380,814,284
Gross profit	103,071,624	65,273,225	77,613,629
Selling, general and administrative expenses	71,014,168	65,737,667	69,339,899
Goodwill impairment	--	16,260,975	--
Relocation and start-up expenses	--	--	3,276,559
Amortization of intangible assets	266,457	452,572	141,139
Research and development expenses	8,579,916	7,669,188	7,116,151
Income (loss) from operations	23,211,083	(24,847,177)	(2,260,119)
Other income (expense)
Interest expense	(3,888,758)	(7,283,898)	(10,469,266)
Senior note termination expense	--	(3,836,975)	--
Interest income	332,997	750,618	1,632,294
Other income (expense) - net	(40,528)	(933,435)	965,921
Income (loss) from continuing operations before income taxes and minority interest	19,614,794	(36,150,867)	(10,131,170)
Income taxes on continuing operations	(7,020,802)	5,472,400	3,585,312
Income (loss) from continuing operations before minority interest	12,593,992	(30,678,467)	(6,545,858)
Minority interest	111,260	33,413	92,211
Income (loss) from continuing operations	12,482,732	(30,711,880)	(6,638,069)
Income from discontinued operations	2,319,711	2,733,859	3,006,189
Income taxes on discontinued operations	(1,155,404)	(985,984)	(1,074,046)
Gain on disposal of discontinued operations (net of tax of $5,070,836)	5,406,224	--	--
Net income (loss)	$ 19,053,263	$ (28,964,005)	$ (4,705,926)
Earnings (Loss) per Common Share
Income (loss) from continuing operations:
Basic	$ 0.63	$ (1.56)	$ (0.34)
Diluted	0.62	(1.56)	(0.34)
Income from discontinued operations:
Basic	0.33	0.09	0.10
Diluted	0.33	0.09	0.10
Net income (loss):
Basic	0.96	(1.47)	(0.24)
Diluted	0.95	(1.47)	(0.24)
Weighted average number of common shares outstanding:
Basic	19,740,699	19,671,697	19,638,103
Diluted	20,079,349	19,671,697	19,638,103

 See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities
Net income (loss)	$ 19,053,263	$ (28,964,005)	$ (4,705,926)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,853,013	12,673,660	15,070,442
Amortization	266,457	452,572	141,139
Provision for doubtful accounts	592,544	312,021	1,168,447
Provision for inventory reserves	3,426,958	5,304,370	3,104,411
Provision for warranty	8,586,480	7,599,745	8,840,731
Deferred income tax provision (benefit)	4,943,606	(5,508,648)	(610,269)
Gain on disposal of discontinued operations, net of tax	(5,406,224)	--	--
(Gain) loss on disposition of fixed assets	450,081	(1,034,489)	(162,721)
Gain on sale of equipment on operating lease	--	(534,325)	(708,046)
Gain on sale of finance receivables	--	(18,000)	(342,063)
Goodwill impairment	--	16,260,975	--
Minority interest in losses (earnings) of subsidiary	(111,260)	136,967	80,403
(Increase) decrease in:
Receivables	(3,556,365)	6,575,947	3,244,069
Inventories	(21,471,263)	6,291,914	6,527,167
Prepaid expenses	(4,648,422)	(2,752,027)	(1,378,562)
Other assets	(922,253)	(1,347,012)	(2,316,920)
Increase (decrease) in:
Accounts payable	9,912,335	(6,688,461)	6,536,815
Customer deposits	686,642	3,515,342	(1,886,474)
Accrued product warranty	(7,358,121)	(7,744,036)	(8,535,986)
Refundable income taxes	(386,591)	6,839,098	--
Income taxes payable	(1,620,135)	2,292,637	597,519
Accrued retirement benefit costs	(1,037,275)	--	--
Self insurance loss reserves	381,692	2,014,416	2,275,444
Other accrued liabilities	7,956,482	(8,763,779)	6,592,169
Foreign currency transaction (gain) loss	294,674	280,577	90,651
Net cash provided by operating activities	20,886,318	7,195,459	33,622,440
Cash Flows from Investing Activities
Proceeds from disposal of discontinued operations, net	23,496,339	--	--
Proceeds from sale of property and equipment	1,511,047	1,660,676	1,238,570
Expenditures for property and equipment	(11,167,772)	(3,588,297)	(19,273,932)
Proceeds from sale of equipment on operating lease	--	6,611,539	16,634,694
Expenditures for equipment on operating lease	--	--	(14,704,868)
Additions to finance receivables	--	(1,043,412)	(40,741,257)
Collections of finance receivables	121,310	18,190,171	20,413,550
Proceeds from sale of finance receivables	--	1,585,484	29,330,175
Additions to notes receivable	(42,663)	(300,800)	(7,228,110)
Repayments on notes receivable	120,719	7,305,714	4,554
Net cash provided (used) by investing activities	14,038,980	30,421,075	(14,326,624)

Includes continuing and discontinued operations.

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
	Year Ended December 31,
	2004	2003	2002
Cash Flows from Financing Activities
Proceeds from issuance of common stock	$ 2,754,586	$ 382,014	$ 698,540
Net borrowings (repayments) under revolving credit loans	(19,479,303)	(3,905,306)	5,314,410
Proceeds from sale of minority interest stock	1,533,778	--	--
Cash paid for retirement of stock	(1,817,147)	(70,776)	(87,888)
Principal repayments of industrial bonds, loans and notes payable	(18,180,385)	(95,113,634)	(6,769,101)
Purchase of company shares by Supplemental Executive Retirement Plan	(231,711)	(674,000)	(785,000)
Proceeds from debt and notes payable	--	40,122,943	5,655,642
Net cash provided (used) by financing activities	(35,420,182)	(59,258,759)	4,026,603
Effect of exchange rates on cash	92,477	52,154	348,574
Increase (decrease) in cash and cash equivalents	(402,407)	(21,590,071)	23,670,993
Cash and cash equivalents, beginning of period	8,751,100	30,341,171	6,670,178
Cash and cash equivalents, end of period	$ 8,348,693	$ 8,751,100	$ 30,341,171

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$ 3,890,711	$ 9,213,232	$ 10,235,731
Income taxes (net of refunds)	$ 9,915,939	$ (6,526,586)	$ (2,955,356)

Tax benefits related to stock options:
Refundable income taxes	--	--	$ 105,809
Additional paid-in capital	$ (262,002)	$ (71,819)	(105,809)
Income tax payable	262,002	71,819	--

Restructure of note receivable:
Finance receivables	248,028	--	--
Accounts receivable	(248,028)	--	--

Repossession of rental equipment:
Inventory	$ 270,000	--	--
Fixed assets	(270,000)	--	--

Includes continuing and discontinued operations.

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2004, 2003, and 2002
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Company Shares Held by SERP	Total Shareholders' Equity
Balance December 31, 2001	19,603,179	$3,920,635	$51,681,027	$144,521,117	$(2,776,131)	$ --	$197,346,648
Net loss				(4,705,926)			(4,705,926)
Other comprehensive income (loss):
Minimum pension liability adjustment, net of income taxes of $809,570					(1,320,879)		(1,320,879)
Foreign currency translation adjustments					1,348,045		1,348,045
Unrealized loss on cash flow hedge, net of income taxes of $99,064					(147,715)		(147,715)
Comprehensive loss							(4,826,475)
Exercise of stock options, including tax benefit	74,261	14,853	866,212				881,065
Change in minority interest ownership				30,974			30,974
Purchase of Company stock held by SERP						(785,000)	(785,000)
Balance December 31, 2002	19,677,440	3,935,488	52,547,239	139,846,165	(2,896,680)	(785,000)	192,647,212
Net loss				(28,964,005)			(28,964,005)
Other comprehensive income (loss):
Minimum pension liability adjustment, net of income taxes of $106,784					174,226		174,226
Foreign currency translation adjustments					3,617,015		3,617,015
Unrealized loss on cash flow hedge, net of income taxes of $134,307					219,132		219,132
Comprehensive loss							(24,953,632)
Exercise of stock options, including tax benefit	60,606	12,121	441,712				453,833
Change in minority interest ownership				43,810			43,810
Purchase of Company stock held by SERP						(674,000)	(674,000)
Balance December 31, 2003	19,738,046	$3,947,609	52,988,951	110,925,970	1,113,693	(1,459,000)	167,517,223
Net income				19,053,263			19,053,263
Other comprehensive income (loss):
Minimum pension liability adjustment, net of income taxes of $172,434					(281,341)		(281,341)
Foreign currency translation adjustments					1,947,596		1,947,596
Unrealized loss on cash flow hedge net of income taxes of $225,741					234,171		234,171
Comprehensive income							20,953,689
Exercise of stock options, including tax benefit	249,457	49,892	2,966,696				3,016,588
Purchase of Company stock held by SERP						(231,711)	(231,711)
Balance December 31, 2004	19,987,503	$3,997,501	$55,955,647	$129,979,233	$3,014,119	$(1,690,711)	$191,255,789

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, 2003 and 2002

1. Summary of Significant Accounting Policies

Basis of Presentation - The consolidated financial statements include the accounts of Astec Industries, Inc. and its domestic and foreign subsidiaries. The Company's significant wholly-owned and consolidated subsidiaries at December 31, 2004 are as follows:
American Augers, Inc.	Johnson Crushers International, Inc.
Astec, Inc.	Kolberg-Pioneer, Inc.
Astec Insurance Company	Osborn Engineered Products SA (Pty) Ltd. (93% owned)
Breaker Technology, Inc.	Astec Mobile Screens, Inc. (f/k/a Production Engineered Products, Inc.)
Breaker Technology Ltd.	Roadtec, Inc.
Carlson Paving Products, Inc.	Telsmith, Inc.
CEI Enterprises, Inc.	Trencor, Inc. (d/b/a Astec Underground)
Heatec, Inc.

All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

Concentration of Credit Risk - The Company sells products to a wide variety of customers. Accounts receivable and finance receivables are carried at their outstanding principal amounts, less an allowance for doubtful accounts. The Company extends credit to its customers based on an evaluation of the customer's financial condition generally without requiring collateral. Credit risk is driven by conditions within the economy and the industry and is principally dependent on each customer's financial condition. To minimize credit risk, the Company monitors credit levels and financial conditions of customers on a continuing basis. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. As of December 31, 2004, concentrations of credit risk with respect to receivables are limited due to the wide variety of customers.

Inventories - Inventories (excluding used equipment) are stated at the lower of first-in, first-out cost or market. Used equipment inventories are stated at the lower of specific unit cost or market.

Property and Equipment - Property and equipment is stated at cost. Depreciation is calculated for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets as follows: airplanes (40 years), buildings (40 years) and equipment (3 to 10 years). Both accelerated and straight-line methods are used for tax reporting purposes.

Goodwill - Goodwill represents the excess of cost over the fair value of net identifiable assets acquired. Goodwill amounts were amortized using the straight-line method over 20 years through 2001. Effective January 1, 2002, goodwill is no longer being amortized in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142) Goodwill and Other Intangible Assets, but is tested for impairment at least annually. Accumulated goodwill amortization was approximately $2,464,000 at December 31, 2004 and 2003.

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

Revenue Recognition - Revenue is generally recognized on sales at the point in time when persuasive evidence of an arrangement exists, the price is fixed and determinable, the product has been shipped and there is reasonable assurance of collection of the sales proceeds. The Company generally obtains purchase authorizations from its customers for a specified amount of product at a specified price with specified delivery terms. A portion of the Company's equipment sales represents equipment produced in the Company's plants under short-term contracts for a specific customer project or equipment designed to meet a customer's specific requirements. Certain contracts include terms and conditions through which the Company recognizes revenues upon completion of equipment production, which is subsequently stored at the Company's plant at the customer's request. In accordance with SAB 104, revenue is recorded on such contracts upon the customer's assumption of title and all risk of ownership and when collectibility is reasonably assured. In addition, there must be a fixed schedule of delivery of the goods consistent with the customer's business practices, the Company must not have retained any specific performance obligations such that the earnings process is not complete and the goods must have been segregated from the Company's inventory. The Company has a limited number of sales accounted for as multiple-element arrangements, whereby related revenue on each product is recognized when it is shipped, and the related service revenue is recognized when the service is performed.

Advertising Expense - The cost of advertising, other than direct response advertising, is expensed as incurred. The Company incurred approximately $2,474,000, $2,088,000 and $2,700,000 in advertising costs during 2004, 2003 and 2002, respectively.

Direct response advertising is capitalized and amortized over its expected period of future benefit. The Company participates in a week-long industry trade show that takes place once every three years. The Company maintains customer and potential customer attendance records that are used to track the future sales revenues as a result of their advertising and customer relation efforts at the show. The costs related to the trade exhibits and show attendance are capitalized, then amortized over the period in which revenue related to the trade show is generated, which is normally twenty-four months. Sixty percent (60%) of costs are expensed during the first twelve months following the show and the remaining forty percent (40%) is expensed over the succeeding twelve-month period based on historical revenue patterns. The amortization method is supported by the attendance and revenue related records maintained by the Company. Prepaid trade show expenses totaled $59,000 and $293,000 as of December 31, 2004 and 2003. Amortized advertising expenses related to presentation and attendance at trade shows were $288,000, $1,418,000 and $963,000 for the years ended December 31, 2004, 2003 and 2002.

Income Taxes - Income taxes are based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. The Company periodically assesses the need to establish a valuation allowance against its deferred tax assets to the extent the Company no longer believes it is more likely than not that the tax assets will be fully utilized. The major circumstance that affects the Company's valuation allowance is each subsidiary's ability to utilize its state net operating loss carryforwards. If the subsidiaries that generated the loss carryforwards generate future net income, the valuation allowance will decrease. If these subsidiaries generate future losses, the valuation allowance will increase.

Stock-based Compensation - As permitted under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants as long as the exercise price is equal to or more than the fair value of the shares at the date of the grant. Because all option grants for 2004, 2003 and 2002 were at or above the fair value of the shares, no stock-based employee compensation cost is reflected in net income (loss) for those years.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third quarter of 2005, beginning July 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R may have a material impact on the Company's consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

The following pro forma summary presents the Company's net income (loss) and per share earnings (loss) which would have been reported had the Company determined stock compensation cost using the fair value method of accounting set forth under SFAS No. 123. The pro forma impact on net income (loss) shown below may not be representative of future effects.
	Year Ended December 31,
	2004	2003	2002
Net income (loss), as reported	$ 19,053,263	$ (28,964,005)	$ (4,705,926)
Stock compensation expense under SFAS No. 123, net of taxes	(99,034)	(40,138)	(1,886,735)
Adjusted net income (loss)	$ 18,954,229	$ (29,004,143)	$ (6,592,661)

Basic earnings (loss) per share, as reported	$ 0.96	$ (1.47)	$ (0.24)
Stock compensation expense under SFAS No. 123, net of taxes	(0.01)	--	(0.10)
Adjusted basic earnings (loss) per share	$ 0.95	$ (1.47)	$ (0.34)

Diluted earnings (loss) per share, as reported	$ 0.95	$ (1.47)	$ (0.24)
Stock compensation expense under SFAS No. 123, net of taxes	(0.01)	--	(0.10)
Adjusted diluted earnings (loss) per share	$ 0.94	$ (1.47)	$ (0.34)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
	2004 Grants	2003 Grants	2002 Grants
Expected life	7 years	8 years	4 years
Expected volatility	47.8%	47.8%	46.2%
Risk-free interest rate	3.64%	2.94%	2.03%
Dividend yield	--	--	--

Earnings Per Share - Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is based on the weighted average number of common shares outstanding and diluted earnings per share includes potential dilutive effects of options, warrants and convertible securities.

The following table sets forth the computation of basic and diluted earnings (loss) per share:
	Year Ended December 31,
	2004	2003	2002
Numerator:
Income (loss) from continuing operations	$ 12,482,732	$ (30,711,880)	$ (6,638,069)
Income from discontinued operations	$ 6,570,531	$ 1,747,875	$ 1,932,143
Net income (loss)	$ 19,053,263	$(28,964,005)	$ (4,705,926)
Denominator:
Denominator for basic earnings per share	19,740,699	19,671,697	19,638,103
Effect of dilutive securities:
Employee stock options	310,338	--	--
Supplemental executive retirement plan	28,312	--	--
Denominator for diluted earnings per share	20,079,349	19,671,697	19,638,103
Income (loss) from continuing operations:
Basic	$ 0.63	$ (1.56)	$ (0.34)
Diluted	$ 0.62	$ (1.56)	$ (0.34)
Income from discontinued operations:
Basic	$ 0.33	$ 0.09	$ 0.10
Diluted	$ 0.33	$ 0.09	$ 0.10
Net income (loss):
Basic	$ 0.96	$ (1.47)	$ (0.24)
Diluted	$ 0.95	$ (1.47)	$ (0.24)

For the years ended December 31, 2004, 2003 and 2002 options of approximately 1,621,000, 2,936,000 and 2,417,000, respectively, were antidilutive and were not included in the diluted EPS computation.

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

Litigation Contingencies - As a normal course of business in the industry, the Company is named as a defendant in a number of legal proceedings associated with product liability matters. The Company does not believe it is party to any legal proceedings that will have a materially adverse effect on the consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions related to these proceedings.

As discussed in Note 13 of the consolidated financial statements, as of December 31, 2004 the Company has accrued its best estimate of the probable cost for the resolution of these claims. This estimate has been developed in consultation with outside counsel that is handling the defense in these matters and is based upon a combination of litigation and settlement strategies. Certain litigation is being addressed before juries in states where past jury awards have been significant. To the extent additional information arises or strategies change, it is possible that the Company's best estimate of the probable liability in these matters may change.

Reclassifications - Certain amounts for 2003 and 2002 have been reclassified to conform with the 2004 presentation.

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

On July 1, 2002 the Company announced it had entered into a strategic alliance with Case Construction Equipment for the manufacture, marketing and sale of trenchers, horizontal directional drills ("HDDs") and related equipment for the utility construction market. Under an original equipment manufacturer agreement ("OEM"), the Company's Underground Group produced the current line of eight Case trenchers, three HDDs, HDD fluid-mixing systems and downhole tools, and also dedicated selected models of Trencor trenchers and American Augers HDDs, which were distributed through the Case dealer networks. As part of the agreement, the Company also had access to Case's worldwide dealer networks and access to Case's purchasing power for these product lines through its supply base through September 30, 2004. As part of the agreement, the Company acquired certain intellectual property, tooling and other product-specific manufacturing assets from Case.

A summary of the net assets acquired is as follows:
Case Product Line
Current assets	$ 725,393
Property, plant and equipment	350,000
Intangibles	2,000,000
Net assets acquired	$ 3,075,393

3. Inventories

Inventories consisted of the following:
	December 31,
	2004	2003
Raw materials and parts	$ 58,065,794	$ 46,309,853
Work-in-process	28,772,979	26,112,548
Finished goods	28,868,705	21,053,427
Used equipment	11,262,649	16,757,867
Total	$ 126,970,127	$ 110,233,695

4. Discontinued Operations

On June 30, 2004, the Company completed the sale and transfer of substantially all of the assets and substantially all of the liabilities of Superior Industries of Morris, Inc. (Superior). Superior was part of the Company's Aggregate and Mining Group.

The adjusted sales price at the closing date was $23,600,000. The pre-tax and after-tax gain recognized on the sale in 2004 were $10,477,000 and $5,406,000, respectively.

For 2004, 2003, and 2002, Superior's revenues were $15,841,000, $24,547,000 and $22,162,000, respectively. The operations of Superior resulted in pre-tax earnings of $2,320,000, $2,734,000 and $3,006,000 and after-tax earnings of $1,164,000, $1,748,000, and $1,932,000 in 2004, 2003, and 2002, respectively.

Superior's operations and the gain on the sale of Superior, net of tax, are presented as discontinued operations in the Statements of Operations, as required by SFAS No. 144. Superior's financial results are included in the income from discontinued operations line and are excluded from all other lines on the statement of operations.

The carrying amounts of the major classes of assets and liabilities disposed on June 30, 2004 were as follows:
2004
Assets:
Cash	$ 118,000
Accounts receivable	3,636,000
Inventory	2,736,000
Prepaid and other assets	32,000
Property and equipment	8,154,000
Goodwill	2,438,000
Total assets	17,114,000
Liabilities:
Accounts payable	3,141,000
Other liabilities	836,000
Total liabilities	3,977,000
Net assets of discontinued operations	$ 13,137,000

As of December 31, 2004 the Company retained on its books prepaid assets of $97,000 and accrued income taxes payable of $1,215,000, and other accrued liabilities of $3,000 that relate to the operations of Superior Industries of Morris, Inc. prior to its disposition.

A portion of the proceeds of the sale was used to pay the outstanding revolving credit facility with GE Capital at June 30, 2004, which totaled approximately $13,000,000. In addition, on June 30, 2004, $4,500,000 of the sale proceeds was used to pay down the GE Capital term loan.

5. Goodwill

Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets acquired in business combinations. The Company adopted SFAS No. 142 in January 2002 and performed an initial valuation of goodwill that did not indicate impairment. SFAS No. 142 provides that goodwill and certain other intangible assets no longer be amortized for fiscal years beginning after December 15, 2001 but be tested for impairment at least annually. The Company measures goodwill impairment by comparing the carrying value of its reporting units, including goodwill, with the fair value of the reporting unit measured by determining the present value of future cash flows.

In accordance with the provisions of SFAS No. 142, the Company performed valuation procedures as of December 31, 2004, 2003 and 2002. To complete the first step of valuation, the Company used discounted cash flows ("DCF") to apply the income approach to indicate potential impairment of goodwill. The DCF method is based on the premise that the value of the reporting unit is the present value of the future economic income or cash flows to be derived by the reporting unit. This method analyzes discretely the three factors which directly determine value: 1) the amount of cash expected to be generated; 2) the timing of the cash flow; and 3) the riskiness of the projected cash flows. The DCF was based on a debt-free cash flow stream and margin and growth assumptions were consistent with the reporting units' internal planning. If during step-one valuation procedures, the carrying value of shareholders equity was in excess of fair value, goodwill impairment was indicated and step-two procedures were completed.

Step-two testing requires an estimate of the fair value of the reporting units' goodwill. To estimate the fair value of goodwill, the fair value of the reporting units' assets and liabilities is estimated, including identification and valuation of intangible assets that meet the criteria of SFAS No. 141. The other intangible assets considered include customer relationships, patent and trademarks and non-compete agreements. The fair value of the reporting units' goodwill is compared to its carrying value to determine the impairment of goodwill.

As of December 31, 2004, the valuation indicated no impairment of goodwill. As of December 31, 2003, the valuation indicated impairment of goodwill in five reporting units totaling approximately $16,261,000. The Company believes various factors led to the 2003 goodwill impairment. The economic downturn and political uncertainty, both of which increased competitive pricing pressure and contributed to under utilization of capacity during 2003, negatively impacted the expected revenue growth and expected cash flows in each of the Company's operating segments. In addition, the learning curve and costs related to the startup of the Case product line also negatively impacted expected cash flows of the Underground Group in 2003. Goodwill impairment expense of $16,260,975 is included in loss from operations for the year ended December 31, 2003.

The changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2004, December 31, 2003, December 31, 2002, and December 31, 2001 are as follows:
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	Total
Balance December 31, 2001	$ 2,086,304	$18,299,177	$ 3,995,023	$11,734,479	$36,114,983
Purchase price adjustments	--	16,926	(38,632)	--	(21,706)
Balance December 31, 2002	2,086,304	18,316,103	3,956,391	11,734,479	36,093,277
Goodwill impairment	(929,486)	(1,287,010)	(2,310,000)	(11,734,479)	(16,260,975)
Foreign currency translation	--	1,054,782	--	--	1,054,782
Balance December 31, 2003	1,156,818	18,083,875	1,646,391	--	20,887,084
Sale of subsidiary	--	(2,438,102)	--	--	(2,438,102)
Foreign currency translation	--	676,588	--	--	676,588
Balance December 31, 2004	$ 1,156,818	$16,322,361	$ 1,646,391	--	$19,125,570

6. Long-lived and Other Intangible Assets

SFAS No. 144 requires long-lived assets be reviewed for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. For the year ended December 31, 2004, the Company concluded that there had been no significant events that would trigger an impairment review of its other long-lived intangible assets. As the result of impaired goodwill as of December 31, 2003, the other long-lived assets of the Company were reviewed for possible impairment. SFAS 144 requires recognition of impairment losses for long-lived assets "held and used" if the sum of the estimated future undiscounted cash flows used to test for recoverability is less than the carrying value. For the reporting units with goodwill impairment in 2003, the undiscounted cash flows of these units were compared to the net book value of the fixed and other intangible assets as applicable. The review of long-lived assets at December 31, 2003 did not indicate asset impairment.

Amortization expense for other intangible assets was $266,457, $277,796 and $110,236 for 2004, 2003 and 2002, respectively. Other intangible assets, which are included in Other Assets on the accompanying consolidated balance sheets, consisted of the following at December 31, 2004 and 2003:
	Gross Carrying Value	Accumulated Amortization Dec. 31, 2003	Net Carrying Value Dec. 31, 2003	Accumulated Amortization Dec. 31, 2004	Net Carrying Value Dec. 31, 2004	Weighted Avg. Amortization Period
Dealer network and customer base	$ 820,000	$ (122,677)	$ 697,323	$ (200,158)	$ 619,842	10 years
Drawings	820,000	(122,677)	697,323	(200,158)	619,842	10 years
Trademarks	336,000	(124,347)	211,653	(230,173)	105,827	3 years
Patents	24,000	(18,331)	5,669	(24,000)	--	2 years
Total	$ 2,000,000	$ (388,032)	$ 1,611,968	$ (654,489)	$ 1,345,511	9 years

Approximate amortization expense for the next five years is expected as follows:
2005	$261,000	2008	$155,000
2006	155,000	2009	155,000
2007	155,000

7. Property and Equipment

Property and equipment consisted of the following:
	December 31,
	2004	2003
Land, land improvements and buildings	$ 76,698,050	$ 80,019,568
Equipment	111,365,301	112,184,212
Less accumulated depreciation	(91,537,193)	(87,022,027)
Total	96,526,158	105,181,753

Depreciation expense for continuing operations was approximately $10,302,000, $11,531,000 and $13,823,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

8. Leases

The Company leases certain land, buildings and equipment for use in its operations under operating leases that expire periodically through 2009. Total rental expense charged to operations under operating leases was approximately $2,755,000, $3,550,000 and $3,738,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

Minimum rental commitments for all noncancelable operating leases at December 31, 2004 are as follows:
2005	1,050,000
2006	726,000
2007	471,000
2008	270,000
2009	73,000

Until December 31, 2002, Astec Financial Services, Inc. leased equipment to customers under contracts generally ranging from 36 to 48 months. Rental income under such leases was $45,000, $662,000 and $2,859,000 for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004 the Company did not have outstanding lease receivables and no future minimum rental payments to be received for equipment leased to others.

9. Debt

Debt consisted of the following:
	December 31,
	2004	2003
Revolving credit loan of $87,500,000 at December 31, 2004 at a variable interest rate (6.75% at December 31, 2004)	$ 8,517,253	$ 27,996,898
Term loan due May 14, 2007 payable in quarterly installments of $702,485 beginning October 1, 2004 at a variable interest rate (6.75% at December 31, 2004)	18,967,104	34,821,429
Industrial Development Revenue Bonds payable in annual installments of $500,000 through 2006 at weekly negotiated interest rates	1,000,000	1,500,000
Industrial Development Revenue Bonds due in 2028 at weekly negotiated interest rates	9,200,000	9,200,000
Other current notes payable	--	1,863,283
Total debt	37,684,357	75,381,610
Less revolving credit loan	8,517,253	27,996,898
Less current maturities	3,309,941	8,688,521
Total long-term debt less current maturities	$ 25,857,163	$ 38,696,191

On September 10, 2001, the Company and Astec Financial Services, Inc. entered into a $125,000,000 revolving credit facility with a syndicate of banks that was scheduled to expire on September 10, 2004 and an $80,000,000 note purchase agreement for senior secured notes, placed with private institutions. OnMay 14, 2003, the Company paid off the revolving credit facility and senior note agreement with proceeds from a new credit agreement of up to $150,000,000 through GE Capital secured by the Company's assets. On May 19, 2003, related to the early payment of the senior note obligation, the Company issued to the former senior note holders subordinated convertible notes in the aggregate principal amount of $10,000,000 to satisfy "make-whole" obligations under the senior notes by reason of the prepayment. The subordinated convertible notes included an option whereby the Company could redeem the notes at a discount pursuant to an agreed upon schedule as set forth in the subordinated convertible notes. The Company exercised the redemption option according to the discount schedule pursuant to the subordinated convertible notes and recorded the related obligation and "make-whole", or termination expense, of $3,837,000 in the 2003 consolidated statement of operations. On July 15, 2003, in accordance with the discount schedule, the Company exercised its right to redeem the subordinated convertible notes for $4,154,000, which included accrued interest through that date.

As a result of this redemption, the Company satisfied all of its obligations related to the early payoff and the "make-whole" provision of the senior note agreement. As part of the new GE Capital agreement, the Company entered into a term loan in the amount of $37,500,000 with an interest rate of one-percent (1%) above the Wall Street Journal prime rate and a maturity date of May 14, 2007. The Company may elect an interest rate of three-percent (3%) above the London Interbank Offered Rate ("LIBOR").

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

The Company was not in compliance with a financial covenant under its credit facility as of December 31, 2003. On March 3, 2004 the Company entered into an amendment to the credit agreement that waived the covenant violation and amended the financial covenants for 2004. The Company was in compliance with the financial covenants under its credit facility at December 31, 2004.

On June 30, 2004, the Company sold virtually all of the net assets of its wholly-owned subsidiary Superior Industries of Morris, Inc. As a result of this sale, the Company was required to make a prepayment on its term loan in the amount of $4,500,000 in accordance with the GE Capital agreement.

On August 11, 2004, the Company entered into an amendment to the credit agreement that provided for a reduction of the quarterly term loan payment upon prepayment of the term loan in the amount of $6,250,000. Subsequently, the Company made the prepayment, resulting in a quarterly term loan payment of approximately $702,000.

The Company's Canadian subsidiary, Breaker Technology Ltd, has available a credit facility issued by GE Capital dated May 14, 2003 with a term of four years for $5,000,000 to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit guarantees. As of December 31, 2003, Breaker Technology Ltd had an outstanding cash balance due under the credit facility of $50,000 and approximately $195,000 in letter of credit guarantees under the facility. At December 31, 2004, Breaker Technology Ltd had no outstanding balance under the credit facility and approximately $284,000 in letter of credit guarantees under the facility. The Company is the primary guarantor to GE Capital of payment and performance for this $5,000,000 credit facility. The term of the guarantee is equal to the related debt. The maximum potential amount of future payments the Company would be required to make under its guarantee at December 31, 2003 was $245,000, of which $50,000 is recorded as debt in the accompanying consolidated balance sheet, and $284,000 at December 31, 2004.

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
2005	$ 3,309,941	2008	--
2006	3,309,941	2009	--
2007	13,347,222	Thereafter	9,200,000

For 2004, the weighted average interest rate on short-term borrowings, which includes current maturities of Industrial Revenue Bonds, was 6.5%

10. Product Warranty Reserves

The Company warrants its products against manufacturing defects and performance to specified standards. The warranty period and performance standards vary by market and uses of its products, but generally range from six months to one year or up to a specified number of hours of operation. The Company estimates the costs that may be incurred under its warranties and records a liability at the time product sales are recorded. The warrant liability is primarily based on historical claim rates, nature of claims and the associated costs.

Changes in the Company's product warranty liability during the year are as follows:
	2004	2003
Reserve balance at beginning of period	$ 3,612,930	$ 3,646,045
Warranty liabilities accrued during the period	8,586,480	7,663,534
Warranty liabilities settled during the period	(7,410,852)	(7,696,649)
Reserve balance at end of period	$ 4,788,558	$ 3,612,930

11. Pension and Post-retirement Benefits

Prior to December 31, 2003, all employees of the Company's Kolberg-Pioneer, Inc. subsidiary were covered by a defined benefit pension plan. After December 31, 2003, all benefit accruals under the plan ceased and no new employees could become participants in the plan. Benefits paid under this plan are based on years of service multiplied by a monthly amount. In addition, the Company also sponsors two post-retirement medical and life insurance plans covering the employees of its Kolberg-Pioneer, Inc. and Telsmith, Inc. subsidiaries and a life insurance plan covering retirees of its former Barber-Greene subsidiary. The Company's funding policy for all plans is to make the minimum annual contributions required by applicable regulations.

The Company's investment strategy for the Kolberg-Pioneer, Inc. pension plan is to earn a rate of return sufficient to match or exceed the long-term growth of pension liabilities. The investment policy states that the Plan Committee in its sole discretion shall determine the allocation of plan assets among the following four asset classes: cash equivalents, fixed-income securities, domestic equities and international equities. The Company attempts to ensure adequate diversification of the invested assets through investment over several asset classes, investment in a portfolio of diversified assets within an asset class or the use of multiple investment portfolios.

The accrued benefit for 2004 and 2003 for the Company's three post-retirement benefit plans was $1,228,446 and $1,120,276 for the Telsmith, Inc. Retiree Medical and Life Insurance Plan; $373,301 and $434,830 for the Kolberg-Pioneer, Inc. Retiree Life Insurance Plan and Post-retirement Medical Plan; and $90,745 and $82,909 for the Barber-Greene Retirement Life Insurance Plan.

The following provides information regarding benefit obligations, plan assets and the funded status of the plans:
	Pension Benefits		Post-retirement Benefits
	2004	2003	2004	2003
Change in benefit obligation
Benefit obligation at beginning of year	$ 9,038,018	$ 9,559,804	$ 1,764,146	$ 1,744,260
Service cost	--	365,724	93,630	122,189
Interest cost	534,445	607,151	85,519	99,155
Amendments	--	--	(57,108)	--
Actuarial (gain) loss	471,308	519,815	(231,313)	(85,038)
Curtailment	--	(1,682,571)	--	--
Benefits paid	(372,610)	(331,905)	(108,644)	(116,420)
Benefit obligation at end of year	9,671,161	9,038,018	1,546,230	1,764,146
Accumulated benefit obligation	9,671,161	9,038,018	--	--
Change in plan assets
Fair value of plan assets at beginning of year	4,810,665	3,828,387	--	--
Actual return on plan assets	451,834	909,420	--	--
Employer contribution	1,645,671	404,763	--	--
Benefits paid	(372,610)	(331,905)	--	--
Fair value of plan assets at end of year	6,535,560	4,810,665	--	--
Funded status (underfunded)	(3,135,601)	(4,227,353)	(1,546,230)	(1,764,146)
Unrecognized net actuarial (gain) loss	2,303,214	1,849,439	(362,979)	(90,369)
Unrecognized prior service cost	--	--	(51,883)	--
Unrecognized transition obligation	--	--	268,600	216,500
Net amount recognized	(832,387)	(2,377,914)	(1,692,492)	(1,638,015)
Accounts recognized in the consolidated balance sheets
Accrued retirement benefit costs	(3,135,601)	(4,227,353)	(1,692,492)	(1,638,015)
Accumulated other comprehensive loss	2,303,214	1,849,439	--	--
Net amount recognized	$ (832,387)	$(2,377,914)	$(1,692,492)	$(1,638,015)
Weighted-average assumptions used to determine benefit obligations as of December 31
Discount rate	5.66%	6.25%	5.66%	6.25%
Expected return on plan assets	9.00%	9.00%	--	--
Rate of compensation increase	--	4.50%	--	--

The measurement date used for all plans was December 31, 2004.

During 2003 a layoff occurred, resulting in a curtailment gain of $147,249. A freeze in plan benefits also occurred in 2003, resulting in a curtailment gain of $1,535,322. The total gain of $1,682,571 was offset against the outstanding balance of unrecognized losses and had no effect on plan costs during 2003.

For 2004, the Company's expected long-term rate of return on assets was 9.0%. The 2004 expected long-term rate of return was determined based upon certain assumptions made for future rates of return for the investment portfolio, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class.

The Company's pension plan asset allocation as of the measurement date (December 31) and the target asset allocation ranges by asset category were as follows:
	Actual Allocation		2004 Target
Asset Category	2004	2003	Allocation Ranges
Equity securities	64.0%	100%	53 - 73%
Debt securities	30.0%	--	21 - 41%
Money market funds	6.0%	--	0 - 15%
Total	100%	100%

The weighted average annual assumed rate of increase in per capita health care costs is nine and one-half percent (9.5%) for 2005 and is assumed to decrease gradually to five and three-quarter percent (5.75%) for 2012 and remain at that level thereafter. A one percent (1.0%) increase or decrease each year in the health care cost trend rate utilized would have resulted in a $10,000 increase or decrease, respectively, in the service and interest cost components of expense for the year 2004, and a $37,000 increase or decrease, respectively, in the accumulated benefit obligation at December 31, 2004.

Net periodic benefit cost for 2004, 2003 and 2002 included the following components:
	Pension Benefits			Post-retirement Benefits
	2004	2003	2002	2004	2003	2002
Components of net periodic benefit cost
Service cost	$ --	$365,724	$387,527	$ 93,630	$122,189	$110,803
Interest cost	534,445	607,151	583,709	85,519	99,155	106,341
Expected return on plan assets	(483,075)	(339,393)	(467,132)	--	--	--
Amortization of prior service cost	--	--	--	(5,225)	--	--
Amortization of transition obligation	--	--	--	33,700	33,700	33,700
Recognized net actuarial (gain) loss	48,774	179,080	86,264	(44,503)	(32,586)	(18,739)
Net periodic benefit cost	$100,144	$812,562	$590,368	$163,121	$222,458	$232,105
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Expected return on plan assets	9.00%	9.00%	9.00%	--	--	--
Rate of compensation increase	--	4.50%	4.50%	--	--	--

The Company expects to contribute approximately $300,000 to the pension plan and approximately $106,000 to the other benefit plans during 2005.

The following estimated future benefit payments are expected to be paid in the years indicated:
	Pension Benefits	Post-retirement Benefits
2005	$ 397,000	$ 200,000
2006	425,000	226,000
2007	427,000	254,000
2008	423,000	213,000
2009	436,000	206,000
2010 - 2014	2,603,000	1,108,000

The Company sponsors a 401(k) defined contribution plan to provide eligible employees with additional income upon retirement. The Company's contributions to the plan are based on employee contributions. The Company's contributions totaled $2,155,000 in 2004, $1,931,000 in 2003 and $2,276,000 in 2002.

The Company maintains a supplemental executive retirement plan ("SERP") for certain of its executive officers. The plan is a non-qualified deferred compensation plan administered by the Board of Directors of the Company, pursuant to which the Company makes quarterly cash contributions of a certain percentage of executive officers' annual salaries. The SERP invests the cash contributions in Company Common Stock that it purchases on the open market. Upon retirement, executives may receive their apportioned contributions of the plan assets in the form of cash. Under a plan amendment effective November 1, 2004, the participants may self-direct the investment of their apportioned plan assets. The assets of the plan are included in other assets and the related deferred compensation is included in other liabilities of the consolidated balance sheets.

Assets of the supplemental executive retirement plan consisted of the following:
	December 31, 2004			December 31, 2003
	Shares	Cost	Market	Shares	Cost	Market
Company stock	112,634	$ 1,690,711	$ 1,938,432	99,009	$ 1,459,000	$ 1,215,000
Equity securities	82,620	681,792	715,770	75,870	632,000	595,000
Total	195,254	$ 2,372,503	$ 2,654,202	174,879	$ 2,091,000	$ 1,810,000

The Company's two post-retirement medical insurance plans provide prescription drug benefits that may be affected by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"), signed into law in December 2003. In May 2004, the FASB issued FSP No. 106-2 ("FSP 106-2"), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2 supersedes FSP 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, and provides authoritative guidance on accounting for the federal subsidy specified in the Act. The Act provides for a federal subsidy equal to 28% of certain prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D, beginning in 2006. The Company has been unable to conclude whether the prescription drug benefits provided under its plans are actuarially equivalent to the prescription drug benefits offered under Medicare Part D. Therefore, the effects of the Act on the Company's medical plans have not been included in the measurement of the accumulated post-retirement benefit obligation or net periodic post-retirement benefit cost for 2004 as allowed under FSP 106-2. When the subsidy becomes available in 2006, the Company does not expect the effect of the subsidy to be material to the financial statements.

12. Income Taxes

For financial reporting purposes, income (loss) before income taxes includes the following components:
	Year Ended December 31,
	2004	2003	2002
United States	$ 29,023,551	$ (34,295,452)	$ (9,185,974)
Foreign	3,388,014	878,444	2,060,993
Income (loss) before income taxes	$ 32,411,565	$ (33,417,008)	$ (7,124,981)

The provision (benefit) for income taxes consisted of the following:
	Year Ended December 31,
	2004	2003	2002
Current provision (benefit)	$ 8,303,436	$ 1,022,232	$ (3,551,979)
Deferred provision (benefit)	4,943,606	(5,508,648)	1,040,713
Total provision (benefit) for income taxes	$ 13,247,042	$ (4,486,416)	$ (2,511,266)

A reconciliation of the provision (benefit) for income taxes at the statutory federal rate to the amount provided (benefited) is as follows:
	Year Ended December 31,
	2004	2003	2002
Tax at statutory rates	$ 11,343,994	$ (11,361,783)	$ (2,493,743)
Benefit from foreign sales	(347,978)	(190,961)	(265,878)
State taxes, net of federal income tax	866,358	283,920	(208,445)
Non-deductible goodwill disposal/impairment	853,336	5,389,411	--
Other permanent differences	358,634	343,376	456,800
Change in valuation allowance	269,369	1,049,621	--
Other items	(96,671)	--	--
Income tax provision (benefit)	$ 13,247,042	$ (4,486,416)	$ (2,511,266)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Due to uncertainty regarding the realization of certain state tax loss carryforwards, the Company established a valuation allowance in 2003 and adjusted the allowance in 2004 for current year changes in state loss carryforwards. As of December 31, 2004, the Company has used all available federal net operating loss carryforwards.

Significant components of the Company's deferred tax liabilities and assets are as follows:
	Year Ended December 31,
	2004	2003	2002
Deferred tax assets:
Inventory reserves	$ 3,165,907	$ 3,447,507	$ 2,986,350
Warranty reserves	1,612,319	1,044,347	1,066,751
Bad debt reserves	662,665	671,104	940,535
Federal net operating loss carryforwards	--	4,393,225	--
State tax loss carryforwards	1,665,881	1,324,111	--
Other	4,924,427	6,462,890	7,928,366
Total deferred tax assets	12,031,199	17,343,184	12,922,002
Deferred tax liabilities:
Property and equipment	8,578,438	9,462,299	11,036,376
Other	1,067,912	821,799	1,384,812
Total deferred tax liabilities	9,646,350	10,284,098	12,421,188
Valuation allowance	(1,318,990)	(1,049,621)	--
Net deferred tax asset	$ 1,065,859	$ 6,009,465	$ 500,814

13. Contingencies

Management has reviewed all claims and lawsuits and, upon the advice of counsel, has made adequate provision for any estimable losses. However, the Company is unable to predict the ultimate outcome of the outstanding claims and lawsuits.

Certain customers have financed purchases of the Company's products through arrangements in which the Company is contingently liable for customer debt of approximately $16,262,000 and for residual value guarantees aggregating approximately $1,305,000 at December 31, 2004, as compared to being contingently liable for customer debt of approximately $19,820,000 and for residual value guarantees aggregating approximately $1,305,000 at December 31, 2003. The GE Capital credit facility dated May 14, 2003 limits contingent liabilities or guaranteed indebtedness created after May 14, 2003 to an aggregate total of $5,000,000 at any time, or to $2,000,000 for any one customer. As of December 31, 2004, guaranteed indebtedness created under the current loan agreement dated May 14, 2003 was $315,000. At December 31, 2004 the maximum potential amount of future payments for which the Company would be liable is equal to the amounts above. Because the Company does not believe it will be called on to fulfill any of these contingencies, the carrying amounts on the consolidated balance sheets of the Company for these contingent liabilities are zero.

14. Shareholders' Equity

The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is generally recognized.

Under terms of the Company's stock option plans, officers and certain other employees may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. The Company has reserved shares of common stock for exercise of outstanding non-qualified options and incentive options of officers and employees of the Company and its subsidiaries at prices determined by the Board of Directors. In addition, a Non-employee Directors Stock Incentive Plan has been established to allow non-employee directors to have a personal financial stake in the Company through an ownership interest. Directors may elect to receive their compensation in common stock, deferred stock or stock options. Options granted under the Non-employee Directors Stock Incentive Plan and the Executive Officer Annual Bonus Equity Election Plan vest and become fully exercisable immediately. Generally, other options outstanding vest over 12 months. All stock options have a ten-year term. The shares reserved under the various stock option plans are as follows: 1) 1992 Stock Option Plan - 171,396, 2) 1998 Long-term Incentive Plan - 2,507,606, 3) Executive Officer Annual Bonus Equity Election Plan - 16,892 and 4) 1998 Non-employee Directors Stock Plan - 24,660.

In addition, under the terms of the 1998 Long-term Incentive Plan, restricted stock awards and unrestricted stock awards may be granted from the plan up to and including a total of 10% of the awards subject to the plan. Shares of unrestricted stock issued to directors under the plan in payment of an annual retainer for service as a director total 604 shares. These shares are included in issued and outstanding shares of the Company.

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

A summary of the Company's stock option activity and related information for the years ended December 31, 2004, 2003 and 2002 follows:
	Year Ended December 31,
	2004		2003		2002
	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
Options outstanding, beginning of year	3,005,657	$ 18.72	3,146,242	$ 18.54	2,622,169	$ 19.61
Options granted at market price	23,189	14.38	8,262	8.69	608,162	14.45
Options granted at above market price	--	--	--	--	6,269	15.95
Options forfeited	65,763	22.27	92,847	19.20	37,618	27.91
Options exercised	242,529	11.36	56,000	6.82	52,740	9.88
Options outstanding, end of year	2,720,554	$ 19.25	3,005,657	$ 18.72	3,146,242	$ 18.54

The weighted average fair value of options granted whose exercise price was equal to the market price of the stock on the grant date was $7.62, $4.83 and $5.77 for the years ended December 31, 2004, 2003 and 2002, respectively. The weighted average fair value of options granted whose exercise price exceeded the market price of the stock on the grant date was $7.67 for the year ended December 31, 2002. No options were granted during 2004 or 2003 whose exercise price exceeded the market price of the stock on the grant date.

The following table summarizes information about the stock options outstanding under the Company's option plans as of December 31, 2004:
	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$4.56 - $6.44	174,192	2 years	$ 5.06	174,192	$ 5.06
$7.44 - $14.27	453,608	6 years	12.94	443,608	12.92
$14.50 - $19.11	1,036,155	5 years	15.96	1,034,155	15.96
$22.93 - $36.00	1,056,599	4 years	27.52	1,056,599	27.52
Total	2,720,554	5 years	$ 19.25	2,708,554	$ 19.27

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

15. Financial Instruments

Fair Value of Financial Instruments - The book value of the Company's financial instruments approximates their fair value. Financial instruments include cash, accounts receivable, finance receivables, accounts payable, short- and long-term debt. The Company's short- and long-term debt is floating rate debt and, accordingly, book value approximates its fair value.

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

Astec Financial Services, Inc. entered into an interest rate swap agreement on April 6, 2000 to fix interest rates on variable rate debt. The swap agreement, originally effective for five years with a notional amount of $7,500,000, was terminated on May 13, 2003, requiring a cash payment of $881,500. The objective of the hedge was to offset the variability of cash flows relating to the interest payments on the variable rate debt outstanding under the Company's revolving credit facility. The sole source of the variability in the hedged cash flows resulted from changes in the benchmark market interest rate, which was the three-month LIBOR.

Under guidance of SFAS 133 amended by SFAS 138 for termination of a cash flow hedge, net derivative gain or loss related to a discontinued cash flow hedge, are to be accounted for prospectively. The Company continues to pay variable rate interest under its new debt agreement. The $881,500 in OCI at the swap termination date will be amortized into earnings through interest expense over the remaining life of the original hedge, provided the variable-rate interest obligations continue to exist. From the termination date of the swap agreement through December 31, 2003, the Company had OCI amortized through interest expense of approximately $287,000. Amortization of OCI through interest expense during 2004 was approximately $460,000. Monthly amortization of OCI through interest expense is expected to approximate $38,000 through April 2005.

16. Operations by Industry Segment and Geographic Area

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

Aggregate and Mining Group - This segment consists of six operating units that design, manufacture and market a complete line of rock crushers, feeders, conveyors, screens and washing equipment. The principal purchasers of these products are open-mine and quarry operators.

Mobile Asphalt Paving Group - This segment consists of two operating units that design, manufacture and market asphalt pavers, asphalt material transfer vehicles, milling machines and paver screeds. The principal purchasers of these products are highway and heavy equipment contractors and foreign and domestic governmental agencies.

Underground Group - This segment consists of two operating units that design, manufacture and market auger boring machines, directional drills, fluid/mud systems, chain and wheel trenching equipment, rock saws, and road miners. The principal purchasers of these products are pipeline and utility contractors.

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
Segment information for 2004
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$141,050,411	$207,397,262	$ 91,390,222	$64,385,668	$ 330,188	$504,553,751
Intersegment revenues	8,225,604	6,806,099	1,531,132	68,310	614,000	17,245,145
Interest expense	16,527	465,059	59,694	16,171	3,331,307	3,888,758
Depreciation and amortization	3,539,385	3,064,374	1,702,429	1,846,189	416,116	10,568,493
Segment profit (loss)	8,109,409	19,684,515	7,554,097	(1,652,769)	(21,204,134)	12,491,118

Segment assets	157,441,648	230,161,294	92,085,043	70,525,756	210,705,197	760,918,938
Capital expenditures	1,003,961	4,954,756	944,942	1,956,424	2,307,689	11,167,772

Segment information for 2003
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$119,301,796	$153,161,143	$75,153,367	$52,409,865	$ 2,040,111	$402,066,282
Intersegment revenues	7,811,843	4,983,454	330,116	(859,552)	1,448,277	13,714,138
Interest expense	68,776	241,666	28,143	323,249	6,622,064	7,283,898
Depreciation and amortization	4,171,523	3,195,391	1,794,981	1,914,772	907,011	11,983,678
Segment profit (loss)	(2,712,020)	2,447,643	559,516	(22,003,677)	(9,415,518)	(31,124,056)

Segment assets	147,701,636	203,153,706	75,506,077	64,368,972	219,387,200	710,117,591
Capital expenditures	345,987	1,113,922	466,009	1,624,919	37,460	3,588,297

Segment information for 2002
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$165,950,960	$177,198,654	$71,905,997	$39,454,630	$ 3,917,672	$458,427,913
Intersegment revenues	17,908,632	21,741,900	795,998	1,572,296	3,388,390	45,407,216
Interest expense	16,429	578,263	189,293	306,987	9,378,294	10,469,266
Depreciation and amortization	4,469,916	3,190,562	1,935,349	1,684,267	2,684,386	13,964,480
Segment profit (loss)	3,126,983	4,883,827	4,151,862	(8,460,263)	(10,593,368)	(6,890,959)

Segment assets	158,047,527	203,445,864	75,542,665	73,399,055	266,039,667	776,474,778
Capital expenditures	2,410,339	1,887,448	1,225,450	13,153,489	597,206	19,273,932

Reconciliations of the reportable segment totals for revenues, profit or loss, assets, interest expense, depreciation and amortization and capital expenditures to the Company's consolidated totals are as follows:
	Year Ended December 31,
	2004	2003	2002
Sales:
Total external sales for reportable segments	$ 504,223,563	$ 400,026,271	$ 454,510,241
Intersegment sales for reportable segments	16,631,145	12,265,861	42,018,826
Other sales	944,188	3,488,388	7,306,062
Elimination of intersegment sales	(17,245,145)	(13,714,238)	(45,407,216)
Total consolidated sales	$ 504,553,751	$ 402,066,282	$ 458,427,913

Profit (loss):
Total profit (loss) for reportable segments	$ 33,695,252	$ (21,708,538)	$ 3,702,409
Other (loss)	(21,204,134)	(9,415,518)	(10,593,368)
Minority interest in earnings of subsidiary	(111,260)	(33,413)	(92,211)
Elimination of intersegment profit (loss)	102,874	445,589	345,101
Income from discontinued operations, net of tax	1,164,307	1,747,875	1,932,143
Gain on disposal of discontinued operations, net of tax	5,406,224	--	--
Total consolidated net income (loss)	$ 19,053,263	$ (28,964,005)	$ (4,705,926)

Assets:
Total assets for reportable segments	$ 550,213,741	$ 490,730,391	$ 510,435,111
Other assets	210,705,197	219,387,200	266,039,667
Elimination of intercompany profit in inventory and leased equipment	(155,556)	(258,430)	(732,129)
Elimination of intercompany receivables	(254,374,494)	(201,027,986)	(182,276,729)
Elimination of investment in subsidiaries	(146,869,258)	(149,233,666)	(143,227,984)
Other eliminations	(34,701,663)	(39,624,481)	(33,734,809)
Total consolidated assets	$ 324,817,967	$ 319,973,028	$ 416,503,127

Interest expense:
Total interest expense for reportable segments	$ 557,451	$ 661,834	$ 1,090,972
Other interest expense	3,331,307	6,622,064	9,378,294
Total consolidated interest expense	$ 3,888,758	$ 7,283,898	$ 10,469,266

Depreciation and amortization:
Total depreciation and amortization for reportable segments	$ 10,152,377	$ 11,076,667	$ 11,280,094
Other depreciation and amortization	416,116	907,011	2,684,386
Decpreciation from discontinued operations	550,977	1,142,554	1,247,101
Total consolidated depreciation and amortization	$ 11,119,470	$ 13,126,232	$ 15,211,581

Capital expenditures:
Total capital expenditures for reportable segments	$ 8,860,083	$ 3,550,837	$ 18,676,726
Other capital expenditures	2,307,689	37,460	597,206
Total consolidated capital expenditures (excluding those for equipment leased to others)	$ 11,167,772	$ 3,588,297	$ 19,273,932

International sales by major geographic regions for continuing operations were as follows:
	Year Ended December 31,
	2004	2003	2002
Asia	$ 5,735,725	$ 985,384	$ 1,823,596
Southeast Asia	12,150,466	14,905,004	11,377,856
Europe	21,163,574	13,488,906	6,121,596
South America	8,478,688	2,789,929	3,922,806
Canada	15,498,076	12,070,626	13,849,906
Australia	6,106,948	9,064,965	3,836,008
Africa	25,562,020	26,378,309	20,549,157
Central America	9,431,789	5,779,787	9,862,927
Middle East	10,068,121	1,970,874	274,445
West Indies	1,786,012	5,012,990	3,608,888
Other	6,634,436	1,222,775	2,201,244
Total	$ 122,615,855	$ 93,669,549	$ 77,428,429

17. Finance Receivables

Finance receivables are receivables of Astec Financial Services, Inc. Contractual maturities of outstanding receivables at December 31, 2004 were:
Amounts Due In	Notes
2005	$ 190,385
2006	171,949
2007	146,600
2008	146,600
2009	146,600
Thereafter	293,201
Total	$ 1,095,335

The current portion of finance receivables is included in Notes and Other Receivables on the Consolidated Balance Sheets.

Astec Financial Services has not initiated any contracts since 2002. The Company expects to collect the remaining installment loans over their remaining terms.

18. Other Comprehensive Income

The balance of related after-tax components comprising accumulated other comprehensive income (loss) are summarized below:
	Year Ended December 31,
	2004	2003	2002
Foreign currency translation adjustment	$ 4,576,255	$ 2,628,659	$ (988,356)
Unrealized loss on cash flow hedge, net of tax	(134,143)	(368,314)	(587,445)
Minimum pension liability adjustment, net of tax	(1,427,993)	(1,146,652)	(1,320,879)
Accumulated other comprehensive income (loss)	$ 3,014,119	$ 1,113,693	$ (2,896,680)

19. Assets Held for Sale

The Trencor, Inc. manufacturing operations formerly located in Grapevine, Texas were relocated to the Loudon, Tennessee facility during the fourth quarter of 2002. The Company is attempting to sell its Grapevine, Texas facility. The Grapevine, Texas facility is currently under contract for sale with a scheduled closing date of April 29, 2005. At the option of the buyer, the closing date may be extended to May 29, 2005 for additional consideration. There can be no assurances when, or if, the current contract will close. If the buyer rescinds the contract after March 30, 2005, the buyer will forfeit the earnest money and any consideration paid for contract extensions.

During 2004, the Company relocated certain equipment previously held for sale at the Grapevine facility to the Loudon, Tennessee facility. The book value of the equipment at the time of transfer was $95,045. For the year ended December 31, 2004, the consolidated statement of operations included $58,678 of depreciation related to this equipment. As of December 31, 2004, the carrying value of equipment, land and building classified on the consolidated balance sheet as assets held for sale equaled $4,885,713. These assets are included in the assets of the Underground segment.

During the third quarter of 2003 the Company terminated manufacturing operations at its Pavement Technology, Inc. facility located in Covington, Georgia. The facility was sold in 2004 for a loss of $2,695. The loss on sale of this asset was included in cost of sales on the consolidated statement of operations and in the segment reporting for the Asphalt Group.

ASTEC INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE (II)
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
DESCRIPTION	BEGINNING BALANCE	ADDITIONS CHARGES TO COSTS & EXPENSES	OTHER ADDITIONS	DEDUCTIONS	ENDING BALANCE
December 31, 2004:
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$ 1,751,788	$ 592,544	$_____	$ 251,173 (1)	$ 2,093,159
Reserve for inventory	$ 11,280,673	$ 3,426,958	$_____	$ 2,676,934	$ 12,030,697
Other Reserves: Product warranty	$ 3,612,930	$ 8,586,480	$_____	$ 7,410,852(2)	$ 4,788,558

December 31, 2003:
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$ 2,774,734	$ 312,021	$_____	$ 1,334,967(1)	$ 1,751,788
Reserve for inventory	$ 9,727,335	$ 5,241,003	$_____	$ 3,687,665	$ 11,280,673
Other Reserves: Product warranty	$ 3,646,045	$ 7,663,534	$_____	$ 7,696,649(2)	$ 3,612,930

December 31, 2002:
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$ 2,675,000	$ 639,758	$_____	$ 540,024(1)	$ 2,774,734
Reserve for inventory	$ 7,159,164	$ 3,207,755	$_____	$ 639,584	$ 9,727,335
Other Reserves: Product warranty	$ 3,277,268	$ 8,840,731	$_____	$ 8,471,954(2)	$ 3,646,045

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

Date: March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by a majority of the Board of Directors of the Registrant on the dates indicated:
SIGNATURE	TITLE	DATE

/s/ J. Don Brock	Chairman of the Board and President	March 31, 2005
J. Don Brock

/s/ Albert E. Guth	Vice President, Administration and Director	March 31, 2005
Albert E. Guth

/s/ W. Norman Smith	President - Astec, Inc and Director, Group Vice President - Asphalt	March 31, 2005
W. Norman Smith

/s/ Robert G. Stafford	Vice President, Aggregates Processing Group and Director	March 31, 2005
Robert G. Stafford

/s/ William B. Sansom	Director	March 31, 2005
William B. Sansom

/s/ Ronald W. Dunmire	Director	March 31, 2005
Ronald W. Dunmire

/s/ R. Douglas Moffat	Director	March 31, 2005
R. Douglas Moffat

/s/ William D. Gehl	Director	March 31, 2005
William D. Gehl
March 31, 2005
/s/ Daniel K. Frierson	Director
Daniel K. Frierson

/s/ Ronald F. Green	Director	March 31, 2005
Ronald F. Green

Commission File No. 0-14714

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBITS FILED WITH ANNUAL REPORT

ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

ASTEC INDUSTRIES, INC.

1725 Shepherd Road

Chattanooga, Tennessee 37421

ASTEC INDUSTRIES, INC.
FORM 10-K
INDEX TO EXHIBITS
Exhibit Number	Description

Exhibit 10.29

Fourth Amendment to the Credit Agreement, dated August 11, 2004, among Astec Industries, Inc., Astec, Inc., Heatec, Inc., CEI Enterprises, Inc., Astec Systems, Inc., Telsmith, Inc., Kolberg-Pioneer, Inc., Johnson Crushers International, Inc., Superior Industries of Morris, Inc., Breaker Technology, Inc., Astec Mobile Screens, Inc., Carlson Paving Products, Inc., RoadTec, Inc., Trencor, Inc., American Augers, Inc., AI Development Group, Inc., AI Enterprises, Inc., Astec Holdings, Inc., Astec Investments, Inc., RI Properties, Inc., TI Services, Inc. and General Electric Capital Corporation.

Exhibit 10.30

Fifth Amendment to the Credit Agreement, dated December 27, 2004, among Astec Industries, Inc., Astec, Inc., Heatec, Inc., CEI Enterprises, Inc., Astec Systems, Inc., Telsmith, Inc., Kolberg-Pioneer, Inc., Johnson Crushers International, Inc., Superior Industries of Morris, Inc., Breaker Technology, Inc., Astec Mobile Screens, Inc., Carlson Paving Products, Inc., RoadTec, Inc., Trencor, Inc., American Augers, Inc., AI Development Group, Inc., AI Enterprises, Inc., Astec Holdings, Inc., Astec Investments, Inc., RI Properties, Inc., TI Services, Inc. and General Electric Capital Corporation.

Exhibit 10.31	Amended Supplemental Executive Retirement Plan, dated September 29, 2004, originally effective as of January 1, 1995.

Exhibit 21	Subsidiaries of the registrant.

Exhibit 23.1	Consent of independent registered public accounting firm.

Exhibit 23.2	Consent of independent registered public accounting firm.

Exhibit 31.1	Certification Pursuant To Rule 13a-14(a)/15d-14(a), As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant To Rule 13a-14(a)/15d-14(a), As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.