Form 10-Q
period 2005-03-31
ASTEC INDUSTRIES INC
filed 2005-05-10
CIK 792987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒	NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2005
Common Stock, par value $0.20	20,126,634

ASTEC INDUSTRIES, INC.

INDEX
Page Number
PART I - Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	1
Consolidated Statements of Income for the Three Months Ended March 31, 2005 and 2004	2
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004	3
Notes to Unaudited Consolidated Financial Statements	4
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	21
Item 4. Controls and Procedures	21
PART II - Other Information
Item 1. Legal Proceedings	21
Item 6. Exhibits	22

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Astec Industries, Inc. and Subsidiaries Consolidated Balance Sheets (In thousands)
Account Description	March 31, 2005 (Unaudited)	December 31, 2004 (Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$9,426	$8,349
Trade receivables, net	63,880	44,215
Other receivables	1,347	1,073
Inventories	130,059	126,970
Prepaid expenses and other	16,452	17,877
Total current assets	221,164	198,484
Property and equipment - net	97,985	96,526
Goodwill	19,099	19,126
Assets held for sale	4,886	4,886
Other assets	5,723	5,796
Total assets	$348,857	$324,818
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Revolving credit loan	15,393	$8,517
Notes payable and current maturities of long-term debt	3,310	3,310
Accounts payable - trade	43,551	35,451
Accrued product warranty	4,933	4,789
Other accrued liabilities	43,276	39,929
Total current liabilities	110,463	91,996
Long-term debt, less current maturities	24,655	25,857
Other non-current liabilities	14,461	15,134
Minority interest in consolidated subsidiary	530	575
Total shareholders' equity	198,748	191,256
Total liabilities and shareholders' equity	$348,857	$324,818

See Notes to Consolidated Financial Statements

Astec Industries, Inc. Consolidated Statements of Income (In thousands, except per share amounts) (Unaudited)
	Three months ended
	March 31,
	2005	2004
Net sales	$161,635	$135,727
Cost of sales	126,602	106,895
Gross profit	35,033	28,832
Selling, general, administrative and engineering expenses	23,249	19,875
Income from operations	11,784	8,957
Interest expense	896	1,078
Other income (expense), net	32	(66)
Income from continuing operations before income taxes	10,920	7,813
Income taxes on continuing operations	4,106	2,991
Minority interest in earnings	22	10
Income from continuing operations	6,792	4,812
Income from discontinued operations	-	1,055
Income taxes on discontinued operations	-	415
Net income	$6,792	$5,452
Earnings per common share
Income from continuing operations:
Basic	$0.34	$0.25
Diluted	$0.33	$0.24
Income from discontinued operations:
Basic	$ -	$0.03
Diluted	$ -	$0.03
Net income:
Basic	$0.34	$0.28
Diluted	$0.33	$0.27
Weighted average common shares outstanding
Basic	19,899,819	19,640,752
Diluted	20,415,669	19,936,070

See Notes to Consolidated Financial Statements

Astec Industries, Inc. and Subsidiaries Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$6,792	$5,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,615	3,025
Provision for doubtful accounts	264	163
Provision for inventory reserve	842	825
Provision for warranty reserve	2,632	2,535
Deferred income tax provision	636	3,891
(Gain) loss on sale and disposition of fixed assets	9	(19)
Minority interest in (earnings) of subsidiary	(22)	(10)
(Increase) decrease in:
Trade and other receivables	(20,210)	(24,508)
Inventories	(3,931)	(571)
Prepaid expenses and other	696	1,142
Other non-current assets	(5)	(1,299)
Increase (decrease) in:
Accounts payable	8,100	14,451
Accrued product warranty	(2,488)	(1,779)
Other accrued liabilities	116	2,598
Income taxes payable	2,948	1,745
Other	115	114
Net cash provided (used) by operating activities	(891)	7,755
Cash flows from investing activities:
Proceeds from sale of property and equipment - net	9	22
Collections of finance receivables	21	17
Repayments of notes receivable	10	44
Expenditures for property and equipment	(4,245)	(683)
Net cash used by investing activities	(4,205)	(600)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreement	6,876	(1,338)
Repayments under loan and note agreements	(1,202)	(2,657)
Purchase of Company shares by supplemental executive retirement plan	(56)	(57)
Proceeds from issuance of common stock	1,156	84
Net cash provided (used) by financing activities	6,774	(3,968)
Effect of exchange rate changes on cash	(601)	419
Net increase in cash and cash equivalents	1,077	3,606
Cash and cash equivalents at beginning of period	8,349	9,735
Cash and cash equivalents at end of period	$9,426	$13,341

See Notes to Consolidated Financial Statements

ASTEC INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Certain reclassifications were made to the prior year presentation to conform to the current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Astec Industries, Inc. and subsidiaries annual report on Form 10-K for the year ended December 31, 2004.

Recent Accounting Pronouncements

As permitted under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants as long as the exercise price is equal to or more than the fair value of the shares at the date of the grant. Because all option grants for 2004 and 2003 were at or above the fair value of the shares, no stock-based employee compensation cost is reflected in net income for those years.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after January 1, 2006, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R may have a material impact on the Company's consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the "Jobs Creation Act"). The Jobs Creation Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Jobs Creation Act also provides for a two-year phase-out (except for certain pre-existing binding contracts) of the existing Extraterritorial Income (ETI) exclusion tax benefit for foreign sales, which the World Trade Organization (WTO) ruled, was an illegal export subsidy. The European Union (EU) believes that the Jobs Creation Act fails to adequately repeal the illegal export subsidies because of the transitional provisions and has asked the WTO to review whether these transitional provisions are in compliance with their prior ruling. It is not possible to predict what impact this issue will have on future earnings pending the final resolution of this matter. Additionally, the Jobs Creation Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations.

On December 21, 2004, FASB Staff Position (FSP) FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes", to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, was issued. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with Statement 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return beginning in 2005. Although formal regulations are still pending, the Company has incorporated the expected impact of the new act in its first quarter tax provision. The impact of the tax act was not material to the first quarter financial results, and management does not believe the impact will be material to the 2005 financial statements.

On December 21, 2004, FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," was issued. FSP 109-2 provides companies additional time, beyond the financial reporting period during which the Jobs Creation Act took effect, to evaluate the Jobs Creation Act's impact on a company's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying Statement 109. FSP 109-2 was effective upon issuance. As of March 31, 2005, management had not decided on whether, and to what extent the Company might repatriate foreign earnings, and accordingly, the financial statements do not reflect any provisions for taxes on unremitted foreign earnings. Management has not yet completed its analysis of the Jobs Creation Act and at this time is unable to determine its effect on the financial statements.

Note 2. Stock-based Compensation

The following summary presents the Company's net income and per share earnings that would have been reported had the Company determined stock compensation cost using the fair value method of accounting set forth under SFAS 123. There is no stock-based employee compensation cost in net income as reported.

The pro forma impact on net income shown below may not be representative of future effects.
	(in thousands, except per share amounts)
	Three months ended March 31,
	2005	2004
Net income, as reported	$6,792	$5,452
Stock compensation expense under SFAS 123, net of taxes	(99)	(17)
Adjusted net income	$6,693	$5,435

Basic earnings per share, as reported	$0.34	$0.28
Stock compensation expense under SFAS 123, net of taxes	-	-
Adjusted basic earnings per share	$0.34	$0.28

Diluted earnings per share, as reported	$0.33	$0.27
Stock compensation expense under SFAS 123, net of taxes	-	-
Adjusted diluted earnings per share	$0.33	$0.27

Note 3. Receivables

Receivables are net of allowances for doubtful accounts of $2,238,000 and $2,093,000 for March 31, 2005 and December 31, 2004, respectively.

Note 4. Inventories

Inventories are stated at the lower of first-in, first-out cost or market and consist of the following:

	(in thousands)
	March 31, 2005	December 31, 2004
Raw Materials	$58,632	$ 58,066
Work-in-Process	32,327	28,773
Finished Goods	31,318	28,869
Used Equipment	7,782	11,262
Total	$130,059	$ 126,970

Note 5. Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with SFAS No. 128. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities.

The following table sets forth the computation of basic and diluted earnings per share:
	Three Months Ended March 31,
	2005	2004
Numerator:
Income from continuing operations	$6,792	$4,812
Income from discontinued operations	-	640
Net income	$6,792	$5,452
Denominator:
Denominator for basic earnings per share	19,899,819	19,640,752
Effect of dilutive securities:
Employee stock options	399,933	192,520
Supplemental Executive Retirement Plan	115,917	102,798
Denominator for diluted earnings per share	20,415,669	19,936,070
Income from continuing operations:
Basic	$0.34	$0.25
Diluted	$0.33	$0.24
Income from discontinued operations:
Basic	-	$0.03
Diluted	-	$0.03
Net income:
Basic	$0.34	$0.28
Diluted	$0.33	$0.27

For the three months ended March 31, 2005 and 2004, options of approximately 1,230,000 and 2,208,000, respectively, were antidilutive and were not included in the diluted EPS computation.

Note 6. Property and Equipment

Property and equipment is stated at cost. Property and equipment is net of accumulated depreciation of $93,871,000 and $91,537,000 as of March 31, 2005 and December 31, 2004, respectively.

Note 7. Comprehensive Income

Total comprehensive income for the three months ended March 31, 2005 and 2004 was $6,218,000 and $5,883,000, respectively.

The components of comprehensive income or loss for the periods indicated are set forth below:
	(in thousands)
	Three months ended March 31,
	2005	2004
Net income	$6,792	$5,452
Net increase in accumulated fair value of derivative financial instruments	115	115
Increase (decrease) in foreign currency translation	(689)	316
Total comprehensive income	$6,218	$5,883

Note 8. Contingent Matters

Certain customers have financed purchases of Astec products through arrangements in which the Company is contingently liable for customer debt of approximately $15,285,000 and for residual value guarantees aggregating approximately $1,305,000 at March 31, 2005 and contingently liable for customer debt of approximately $16,262,000 and for residual value guarantees aggregating approximately $1,305,000 at December 31, 2004. The General Electric Capital Corporation credit facility dated May 14, 2003 limits contingent liabilities or guaranteed indebtedness created after May 14, 2003 to an aggregate total of $5,000,000 at any time, or to $2,000,000 for any one customer. As of March 31, 2005, guaranteed indebtedness created subject to the current loan agreement dated May 14, 2003 was $304,000. At March 31, 2005, the maximum potential amount of future payments for which the Company would be liable is equal to $16,590,000. Because the Company does not believe it will be called on to fulfill any of these contingencies, the carrying amounts on the consolidated balance sheets of the Company for these contingent liabilities are zero.

In addition, the Company is contingently liable under the General Electric Capital Corporation credit agreement for letters of credit of approximately $16,332,000, of which $9,338,000 is related to Industrial Revenue Bonds. Under the Company's credit facility, the terms of letters of credit are limited to one year. Under the credit facility of the Company's South African subsidiary, the Company is contingently liable for approximately $288,000 in performance and retention bonds. As of March 31, 2005, the maximum potential amount of future payments for which the Company would be liable is approximately $16,620,000, of which $9,200,000 is recorded as debt in the accompanying consolidated balance sheet.

Management has reviewed all claims and lawsuits and, upon the advice of counsel, has made adequate provision for any estimable losses. However, the Company is unable to predict the ultimate outcome of the outstanding claims and lawsuits.

Note 9. Segment Information
	(in thousands)
	Three months ended
	March 31, 2005
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$53,535	$57,845	$28,807	$21,448	-	$161,635
Intersegment revenues	1,886	4,205	1,279	-	1,098	8,468
Gross profit (loss)	10,657	13,601	7,015	3,774	(14)	35,033
Gross profit percentage	19.9%	23.5%	24.4%	17.6%	-	21.7%
Segment profit (loss)	$5,656	$5,184	$3,430	$157	$(7,549)	$6,878

	(in thousands)
	Three months ended
	March 31, 2004
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$43,263	$50,356	$24,131	$17,977	-	$135,727
Intersegment revenues	1,831	1,435	393	-	-	3,659
Gross profit	8,653	12,171	6,130	2,122	(244)	28,832
Gross profit percentage	20.0%	24.2%	25.4%	11.8%	-	21.2%
Segment profit (loss)	$4,296	$5,128	$2,728	$(636)	$(6,624)	$4,892

Reconciliation of the reportable segment totals for profit or loss to the Company's consolidated totals is as follows:
	(in thousands)
	Three months ended March 31,
	2005	2004
Profit:
Total profit for reportable segments	$14,427	$11,516
Other profit (loss)	(7,549)	(6,624)
Total profit	6,878	4,892
Minority interest in earnings	(22)	(10)
Recapture (elimination) of intersegment profit	(64)	(70)
Income from continuing operations	6,792	4,812
Income from discontinued operations, net of tax	-	640
Consolidated net income	$6,792	$5,452

Note 10. Discontinued Operations

On June 30, 2004, the Company completed the sale and transfer of substantially all of the assets and substantially all of the liabilities of Superior Industries of Morris, Inc. The adjusted sales price at the closing date was approximately $23,600,000. Discontinued operations, after tax, are presented as discontinued operations in the Consolidated Statements of Income, as required by SFAS No. 144.

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

As of March 31, 2005 the Company retained on its books prepaid assets of $145,000, and taxes payable of $1,218,000 which relate to the operations of Superior Industries of Morris, Inc. prior to disposition.

Note 11. Legal Matters

There have been no material developments in legal proceedings previously reported. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies" in Part I - Item 2 of this Report.

Note 12. Seasonality

Approximately 25% of the Company's business volume typically occur during the first three months of the year. During the normal seasonal trend, the first three quarters of the year are the Company's stronger quarters for business volume, with the fourth quarter normally being the weakest quarter.

Note 13. Financial Instruments

For the three months ended March 31, 2005, the Company had Other Comprehensive Income ("OCI") amortized through interest expense of approximately $115,000. Monthly amortization of OCI through interest expense is expected to approximate $38,000 through April 2005.

Note 14. Goodwill

At March 31, 2005 and December 31, 2004, the Company had unamortized goodwill of approximately $19,099,000 and $19,126,000, respectively.

The changes in the carrying amount of goodwill by operating segment for the quarter ended March 31, 2005 are as follows:
	(in thousands)
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	Total
Balance December 31, 2004	$ 1,157	$16,323	$ 1,646	$ -	$19,126
Foreign currency translation		(27)			(27)
Balance March 31, 2005	$ 1,157	$16,296	$ 1,646	$ -	$19,099

Note 15. Long-term Debt

On May 14, 2003, the Company refinanced its revolving credit facility and senior note agreement with new credit facilities of up to $150,000,000, secured by the Company's assets. The Company entered into a credit facility of up to $145,000,000 with General Electric Capital Corporation ("GECC"), while the Company and its Canadian subsidiary, Breaker Technology, Ltd., entered into a credit facility of up to $5,000,000 with General Electric Capital Canada, Inc. ("GEC Canada"). As part of the $145,000,000 GECC agreement, the Company entered into a term loan in the amount of $37,500,000 with an interest rate of one-percent (1%) above the higher of the Wall Street Journal prime rate and the Federal Funds Rate plus one-half of one percent (1/2%) or, at the election of the Company, three-percent (3%) above the London Interbank Offered Rate ("LIBOR"). The term loan maturity date is May 14, 2007. In addition to the required quarterly term-loan payments, during 2004, the Company made additional term-loan payments of approximately $11,134,000 related to the sale of certain assets and the release of certain assets as term loan security. As a result of these payments, the term loan was re-amortized. The term loan currently requires quarterly principal payments of $702,485 on the first day of each quarter, and a final payment of the principal balance due on May 14, 2007.

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

On September 30, 2003, related to the syndication of the loan by GECC, the Company entered into an amendment to the credit agreement that reduced the availability under the credit facility from $107,500,000 to $82,500,000. In addition, the amendment increased the interest rate on the term loan and the revolving facility to one and one-half (1.5%) percent above the higher of Wall Street Journal prime rate and the Federal Funds Rate plus one-half of one percent (1/2%) or, at the election of the Company, to three and one-half (3.5%) percent above LIBOR. The Company requested the reduction in the revolving credit facility to reduce the fees paid for the daily available, but unused portion of the revolving facility.

On October 29, 2003, related to the syndication of the loan by GECC, the Company amended its credit agreement to, among other things: (1) raise the threshold of required lender approval to at least eighty-one percent (81%) for certain material amendments to the credit agreement; and (2) require any over-advances (over the borrowing base formula contained therein) be repaid, at the latest, within sixty (60) days. On March 3, 2004, the Company amended its credit facility to revise the fixed charge coverage ratio for the second, third and fourth quarters of 2004.

On April 1, 2005, the Company entered into the sixth amendment to the credit agreement that amended interest rates on the GECC revolving and term loan facilities to more favorable rates than those rates under the previous terms. Under the sixth amendment, interest rates are based on applicable index rates plus a sliding scale of applicable index margins from zero to 0.75%, or at the option of the borrower, the LIBOR margin plus an applicable index margin from 2.0% to 2.75% based on a level of total funded debt ratio. In addition, the amendment permits the Company to hold inventory notes or customer financing of no more than $4,000,000 at any time.

The Company was in compliance with the financial covenant requirements under its credit facility as of March 31, 2005.

The Company's Canadian subsidiary, Breaker Technology Ltd, has available a credit facility issued by GEC Canada dated May 14, 2003 with a term of four years for $5,000,000 to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit guarantees. At March 31, 2005, Breaker Technology Ltd had a balance of approximately $259,000 under the credit facility and approximately $298,000 in letter of credit guarantees under the facility. This amount is included in total letter of credit guarantees disclosed in "Note 8 - Contingent Matters" above. The Company is the primary guarantor to GEC Canada of payment and performance for this $5,000,000 credit facility. The term of the guarantee is equal to the related debt. The maximum potential amount of future payments the Company would be required to make under its guarantee at March 31, 2005 was $298,000.

On April 1, 2005, Breaker Technology, Ltd. entered into the third amendment to the credit agreement with GEC Canada to amend the interest rates on the GEC Canada revolving credit facility to more favorable rates than those rates under the previous terms. Under the amendment, interest rates are based on applicable index rates plus a sliding scale of applicable index margins from 2.0% to 2.75% based on a level of total funded debt ratio.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., has available a credit facility dated January 10, 2005 with Firstrand Bank Limited of approximately $3,218,000 to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. The credit facility has no maturity date. The interest rate on the facility is a variable prime rate, currently 11%, which is a reasonable interest rate in South Africa. As of March 31, 2005, Osborn Engineered Products had no outstanding borrowings under the credit facility, but approximately $288,000 in performance and retention bonds guaranteed under the facility. The facility is secured by Osborn's accounts receivable, retention and cash balances. The available facility fluctuates monthly based upon 50% of the Osborn's accounts receivables and retention at the end of the prior month. As of March 31, 2005, Osborn Engineered Products had available credit under the facility of approximately $2,646,000.

Note 16. Product Warranty Reserves

Changes in the Company's product warranty liability for the three months ended March 31, 2005 and 2004 are as follows:

	(in thousands)
	2005	2004
Reserve balance at beginning of period	$4,789	$3,613
Warranty liabilities accrued during the period	2,632	2,535
Warranty liabilities settled during the period	(2,488)	(1,779)
Reserve balance at the end of the period	$4,933	$4,369

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

Note 17. Assets Held for Sale

The Company's Trencor, Inc. manufacturing operations formerly located in Grapevine, Texas were relocated to the Loudon, Tennessee facility during the fourth quarter of 2002. The Company is attempting to sell its Grapevine, Texas facility. The Grapevine, Texas facility is currently under contract for sale with a scheduled closing date of June 15, 2005. At the option of the buyer, the closing date was extended to June 15, 2005 for additional consideration. There can be no assurances when, or if, the current contract will close. If the buyer rescinds the contract after May 16, 2005, the buyer will forfeit the earnest money and any consideration paid for contract extensions.

As of March 31, 2005, the carrying value of equipment, land and building classified on the consolidated balance sheet as assets held for sale totaled approximately $4,886,000. These assets are included in the assets of the Underground segment.

Note 18. Post Retirement Benefits

The Company expects to contribute approximately $250,000 to its pension plan and $100,000 to its post-retirement benefit plan during 2005. As of March 31, 2005, approximately $70,000 of the contributions had been made to the pension plan and approximately $38,000 was paid for post-retirement benefits.

The components of net periodic pension cost for the three months ended March 31, 2005 and 2004 are as follows:
	(in thousands)
	Pension Benefit		Post-retirement Benefits
	2005	2004	2005	2004
Service cost	$ -	$ -	$28	$24
Interest cost	140	134	25	21
Expected return on assets	(127)	(121)	-	-
Amortization of prior service cost	-	-	7	7
Amortization of net (gain) loss	31	12	(8)	(11)
Net periodic benefit cost	$ 44	$ 25	$52	$41

The Company's two post-retirement medical insurance plans provide prescription drug benefits that may be affected by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "MPDIM Act"), signed into law in December 2003. In May 2004, the FASB issued FSP No. 106-2 ("FSP 106-2"), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2 supersedes FSP 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, and provides authoritative guidance on accounting for the federal subsidy specified in the MPDIM Act. The MPDIM Act provides for a federal subsidy equal to 28% of certain prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D, beginning in 2006. The Company has been unable to conclude whether the prescription drug benefits provided under its plans are actuarially equivalent to the prescription drug benefits offered under Medicare Part D. Therefore, the effects of the MPDIM Act on the Company's medical plans were not included in the measurement of the accumulated post-retirement benefit obligation or net periodic post-retirement benefit cost for 2004 as allowed under FSP 106-2. The Company is evaluating the impact that the subsidy will have on the financial statements when it becomes effective in 2006, but at this time, is unable to determine the impact it will have on the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words, "believes," "anticipates," "intends," and "expects" and similar expressions. Such forward-looking statements include, without limitation, statements regarding the Company's expected sales during 2005, the Company's expected effective tax rates for 2005, the Company's expected capital expenditures in 2005, the expected benefit of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through March 31, 2006, the impact of the enactment of the highway bill, the improving economic environment as it affects the Company, the timing and impact of the improving economy, the Company being called upon to fulfill certain contingencies, the timing and effects of the sale of the Grapevine, Texas facility, the expected contributions by the Company to its pension plan and other benefits, the rise of interest rates and the impact of such rise on the financial results of the Company, the changes in the price of steel and oil, the cost of compliance with the requirements of the Sarbanes-Oxley Act of 2002, and the expected increase of the Company's presence in international markets.

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

In addition to the risks and uncertainties identified elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, most recently in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the risk factors described in the section under the caption "Risk Factors" should be carefully considered when evaluating the Company's business and future prospects.

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

The Company has four reportable operating segments, which include the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group. The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other non-related industries. The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries. The business units in the Mobile Asphalt Paving Group design, manufacture and market asphalt pavers, material transfer vehicles, milling machines, screeds and trench compaction machines. The business units in the Underground Group design, manufacture and market a complete line of trenching equipment and directional drills for the underground construction market. The Company also has one other category that contains the business units that do not meet the requirements for separate disclosure as an operating segment. The business units in the other category include Astec Insurance Company and Astec Industries, Inc., the parent company.

On June 30, 2004, the Company sold substantially all of the assets and liabilities of Superior Industries of Morris, Inc. (Superior) to Superior Industries, LLC. Superior was part of the Company's Aggregate and Mining Group. Superior's financial results are included in the income from discontinued operations line and are excluded from all other lines on the statement of operations.

The Company's financial performance is affected by a number of factors, including the cyclical nature and varying conditions of the markets it serves. Demand in these markets fluctuates in response to overall economic conditions and is particularly sensitive to the amount of public sector spending on infrastructure development, privately funded infrastructure development, changes in the price of crude oil (fuel costs) and changes in the price of steel.

Public sector spending at the federal, state and local levels has been driven in large part by federal spending under the six-year federal-aid highway program, the Transportation Equity Act for the 21st Century ("TEA-21"), enacted in June 1998. TEA-21 authorized the appropriation of $217 billion in federal aid for road, highway and bridge construction, repair and improvement and other federal highway and transit projects for federal fiscal years October 1, 1998 through September 30, 2003. A new appropriation was enacted setting funding at a level of $33.6 billion for October 1, 2003 through September 30, 2004, but authorizing payment of such funds through February 29, 2004. The date has been extended until May 31, 2005. A new six-year bill is under consideration by the Bush Administration in the amount of $284 billion, which exceeds the pre-election maximum of $256 billion. On March 10, 2005, the U.S. House of Representatives approved the $284 billion bill by a vote of 417 to 9. The four Senate sub-committees required to approve the pending highway legislation have done so as of April 19, 2005. Remaining steps to finalize the bill include a positive final vote by the full Senate, approval by the Senate/House Conference Committee and the signing of the bill into law by President Bush.

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and the price of steel affect the Company's financial performance. Economic downturns, like the one experienced in 2001 through 2003, generally result in decreased purchasing by the Company's customers, which in turn, causes reductions in sales and increased pricing pressure on the Company's products. Rising interest rates also typically have the effect of negatively impacting customers' attitudes toward purchasing equipment. The Company expects interest rates to rise during the year, but it does not expect such increases to have a material impact on the financial results of the Company. In addition, significant portions of the Company's revenues relate to the sale of equipment that produces asphalt mix. A major component of asphalt is oil. A rise in the price of oil increases the cost of providing asphalt, which could likely decrease demand for asphalt, and therefore decrease demand for the Company's products. Steel is a major component in the Company's equipment. As steel prices increased during 2004 the cost of manufactured parts as well as the cost of purchased parts and components have also increased. Although the Company has instituted price increases in response to rising steel prices, purchased parts and component prices, if the Company is not able to raise the prices of its products enough to cover the increased costs of goods, the Company's financial results will be negatively affected. The Company believes that steel prices will be flat or will decline during the year, and expects oil prices to increase during the year. The Company's customers appear to be adapting their prices in response to the fluctuating oil prices and the fluctuations do not appear to be impairing the equipment purchases by them at this time. In addition to the factors stated above, many of the Company's markets are highly competitive, and its products compete worldwide with a number of other manufacturers and distributors that produce and sell similar products.

The Company believes that, based on its backlog and customer activity, the economic environment as it impacts the Company will continue to improve. The Company also believes that the highway bill, if and when enacted, will result in sustained or increased federal availability of highway funds and such funding should have a positive impact on customers' attitudes toward purchasing new equipment. In addition, the Company believes that an improving economy should increase state highway funding revenues and private commercial projects.

Results of Operations

For the three months ended March 31, 2005, net sales increased $25,908,000, or 19.1%, to $161,635,000 from $135,727,000 for the three months ended March 31, 2004. Sales are generated primarily from new equipment purchases made by customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development. For the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004, (1) net sales for the Asphalt Group increased approximately $10,272,000 or 23.7%; (2) excluding the sales of Superior for the quarter ended March 31, 2004, net sales of the Aggregate and Mining Group increased approximately $7,489,000 or 14.9%; (3) net sales for the Underground Group increased approximately $3,471,000 or 19.3%; and (4) net sales for the Mobile Asphalt Group increased approximately $4,676,000 or 19.4%. For the quarter ended March 31, 2005, compared to the same period of 2004, the Company believes that the increase in the sales for all business segments related to a general improvement in the economy and increased market confidence of customers and dealers. Net sales for the quarter ended March 31, 2004 exclude discontinued operations of Superior Industries of Morris, Inc.

International sales for the quarter ended March 31, 2005 compared to the same period of 2004 decreased $299,000, or 1.0%. International sales, excluding the international sales of Superior, were $28,471,000 for the quarter ended March 31, 2005, compared to $28,770,000 for the quarter ended March 31, 2004. For the quarters ended March 31, 2005 and 2004, international sales accounted for approximately 17.6% and 21.2% of net sales, respectively. International sales increased for the first quarter of 2005 compared to the same period in 2004, in South America and the West Indies, while for comparable periods sales decreased in Europe and Canada. The Company believes the sustained level of international sales relates to the weakened US dollar compared to other foreign currencies and the overall economic condition.

Gross profit for the quarter ended March 31, 2005 increased $6,201,000, or 21.5%, to $35,033,000 from $28,832,000 for the quarter ended March 31, 2004. Gross profit as a percentage of sales for the quarters ended March 31, 2005 and 2004 was 21.7% and 21.2%, respectively. The gross profit percentage increase for the quarter ended March 31, 2005 compared to the same period of 2004 related primarily to increased parts sales volume and equipment sales volume in all segments, while the gross profit percentage was negatively impacted by increased steel and purchase parts prices that the Company was unable to offset completely with price increases; and underutilization of overhead in the manufacturing facilities.

Selling, general, administrative and engineering expenses for the quarter ended March 31, 2005 were $23,249,000 or 14.4% of net sales, compared to $19,875,000 or 14.6% of net sales for the quarter ended March 31, 2004, an increase of $3,374,000 or 17.0%. For the quarter ended March 31, 2005 compared to the same period of 2004, the Company's accounting fees, primarily related to Sarbanes-Oxley compliance, increased approximately $321,000, sales commissions related to the increase in sales volume increased approximately $379,000, insurance expense due to claims experience increased approximately $654,000 and research and development expense increased approximately $269,000. The Company expects its future cost of compliance with the requirements of Sarbanes-Oxley will decrease compared to the prior year cost. The Company is unable to predict future healthcare costs. The Company's goal is to limit total selling, general, administrative and engineering expenses to 14% of sales.

For the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004, interest expense decreased $182,000, or 16.9%, to $896,000 from $1,078,000. Interest expense as a percentage of net sales was 0.6% and 0.8% for the quarters ended March 31, 2005 and 2004, respectively. The decrease in interest expense for the quarter ended March 31, 2005 compared to the same period of 2004 related primarily to the decrease in outstanding debt as of March 31, 2005 compared to the debt level as of March 31, 2004, for which the interest expense relates. The decrease in outstanding debt as of March 31, 2005 compared to March 31, 2004 resulted primarily from profitable operations and $23,600,000 of proceeds from the sale of Superior Industries of Morris, Inc. on June 30, 2004.

For the quarter ended March 31, 2005, the Company recorded income tax expense on continuing operations of $4,106,000, compared to income tax expense from continuing operations of $2,991,000 for the quarter ended March 31, 2004. The increase in tax expense for the quarter ended March 31, 2005 relates to the increase in taxable income for 2005 compared to the prior year. Due to the Manufacturers Domestic Production Tax Credit, the Company expects the effective tax rate for continuing operations for 2005 to decrease approximately 1.0% compared to historical effective rates. The effective tax rates for the quarters ended March 31, 2005 and 2004 were 37.6% and 38.3%, respectively.

For the quarter ended March 31, 2005 the Company had income from continuing operations of $6,792,000 compared to income from continuing operations of $4,812,000 for the quarter ended March 31, 2004.

For the quarter ended March 31, 2004, the Company had income from discontinued operations, net of tax, related to the operations of Superior Industries of Morris, Inc., of approximately $640,000. The effective tax rate for discontinued operations was comparable to historical effective tax rates for continuing operations.

For the quarter ended March 31, 2005 the Company had net income of $6,792,000 compared to net income of $5,452,000 for the quarter ended March 31, 2004. Earnings per diluted share for the quarter ended March 31, 2005 were $0.33 compared to earnings per diluted share for the quarter ended March 31, 2004 of $0.27. Diluted shares outstanding for the quarters ended March 31, 2005 and 2004 were 20,415,669 and 19,936,070, respectively.

Backlog of orders for continuing operations at March 31, 2005 was $111,171,000, compared to $103,503,000 at March 31, 2004, an increase of $7,668,000 or 7.4%. The March 31, 2004 backlog has been updated to exclude the discontinued operations of Superior Industries of Morris, Inc. The increase in the backlog of orders at March 31, 2005 compared to March 31, 2004 related to increased domestic orders totaling approximately $16,258,000, which was offset by decreased international orders of approximately $8,590,000. The increase in orders at March 31, 2005 compared to March 31, 2004 related primarily to increased backlog of orders for the Company's Aggregate and Mining Group, Asphalt Group and Mobile Asphalt Paving Group, which increased approximately $10,596,000, $3,655,000 and 1,644,000, respectively. The increased backlog of orders was partially offset by decreased backlog of orders for the Underground Group, whose March 31, 2005 backlog decreased approximately $8,227,000 from March 31, 2004. The Company is unable to determine whether the increase in backlog was experienced by the industry as a whole.

Liquidity and Capital Resources

On May 14, 2003, the Company refinanced its revolving credit facility and senior note agreement with new credit facilities of up to $150,000,000, secured by the Company's assets. The Company entered into a credit facility of up to $145,000,000 with General Electric Capital Corporation ("GECC"), while the Company and its Canadian subsidiary, Breaker Technology, Ltd., entered into a credit facility of up to $5,000,000 with General Electric Capital Canada, Inc. ("GEC Canada"). As part of the $145,000,000 GECC agreement, the Company entered into a term loan in the amount of $37,500,000 with an interest rate of one-percent (1%) above the higher of the Wall Street Journal prime rate and the Federal Funds Rate plus one-half of one percent (1/2%) or, at the election of the Company, three-percent (3%) above the London Interbank Offered Rate ("LIBOR"). The term loan maturity date is May 14, 2007. In addition to the required quarterly term-loan payments, during 2004, the Company made additional term-loan payments of approximately $11,134,000 related to the sale of certain assets and the release of certain assets as term loan security. As a result of these payments, the term loan was re-amortized. The term loan currently requires quarterly principal payments of $702,485 on the first day of each quarter, and a final payment of the principal balance due on May 14, 2007.

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

On September 30, 2003, related to the syndication of the loan by GECC, the Company entered into an amendment to the Credit Agreement that reduced the availability under the credit facility from $107,500,000 to $82,500,000. In addition, the amendment increased the interest rate on the term loan and the revolving facility to one and one-half (1.5%) percent above the higher of Wall Street Journal prime rate and the Federal Funds Rate plus one-half of one percent (1/2%) or, at the election of the Company, to three and one-half (3.5%) percent above LIBOR. The Company requested the reduction in the revolving credit facility to reduce the fees paid for the daily available, but unused portion of the revolving facility. As of March 31, 2005, total availability under the revolving credit facility was approximately $78,632,000.

On October 29, 2003, related to the syndication of the loan by GECC, the Company amended its credit agreement to, among other things: (1) raise the threshold of required lender approval to at least eighty-one percent (81%) for certain material amendments to the credit agreement; and (2) require any over-advances (over the borrowing base formula contained therein) be repaid, at the latest, within sixty (60) days. On March 3, 2004, the Company amended its credit facility to revise the fixed charge coverage ratio for the second, third and fourth quarters of 2004.

On April 1, 2005, the Company entered into the sixth amendment to the credit agreement that amended interest rates on the GECC revolving and term loan facilities to more favorable rates than those rates under the previous terms. Under the sixth amendment, interest rates are based on applicable index rates plus a sliding scale of applicable index margins from zero to 0.75%, or at the option of the borrower, the LIBOR margin plus an applicable index margin from 2.0% to 2.75% based on a level of total funded debt ratio. In addition, the amendment permits the Company to hold inventory notes or customer financing of no more than $4,000,000 at any time.

The Company was in compliance with the financial covenants of the credit agreement at March 31, 2005.

On April 1, 2005, Breaker Technology, Ltd. entered into the third amendment to the credit agreement with GEC Canada to amend the interest rates on the GEC Canada revolving credit facility to more favorable rates than those rates under the previous terms. Under the amendment, interest rates are based on applicable index rates plus a sliding scale of applicable index margins from 2.0% to 2.75% based on a level of total funded debt ratio.

Total short-term borrowings, including current maturities of long-term debt, were $18,703,000 at March 31, 2005, compared to $11,827,000 at December 31, 2004. As of March 31, 2005, short-term borrowings included the GECC revolving credit facility of $15,134,000, current portion of the GECC term loan totaling $2,810,000, the current portion of Industrial Revenue Bonds totaling $500,000 and Breaker Technology's portion of the GEC Canada revolving credit facility totaling $259,000. At December 31, 2004, short-term borrowings consisted of the GECC revolving line of credit totaling $8,517,000, the current portion of the GECC term loan totaling $2,810,000 and the current portion of Industrial Revenue Bonds totaling $500,000. Short-term borrowings increased during the first quarter of 2005 due to the increase in inventories in preparation of second quarter sales volume, which is typically the Company's strongest quarter in terms of sales volume.

Net cash used by operating activities for the quarter ended March 31, 2005 was $891,000 compared to net cash provided by operating activities of $7,755,000 for the quarter ended March 31, 2004. The decrease in cash from operating activities for the quarter ended March 31, 2005 compared to the same period of 2004 related primarily to the increase in inventories, a lesser increase in accounts payable and accrued liabilities for the current quarter compared to the same prior year quarter, and a decrease in deferred tax assets. Parts and machine inventories at March 31, 2005 increased over the levels at December 31, 2004 in relation to increased backlog of sales and expected overall sales volume during the second quarter of 2005, which is typically the strongest quarter for sales volume. Accounts payable and accrued liabilities increased from December 31, 2004 to March 31, 2005 in relation to increased manufacturing and related activity.

As of March 31, 2005, long-term debt, less current maturities, was $24,655,000, compared to $25,857,000 at December 31, 2004. At March 31, 2005, $15,455,000 was outstanding under the long-term principal portion of the GECC term loan and $9,200,000 was outstanding under the long-term principal portion of Industrial Revenue Bonds.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., has available a credit facility dated January 10, 2005 with Firstrand Bank Limited of approximately $3,218,000 to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. The credit facility has no maturity date. The interest rate on the facility is a variable prime rate, currently 11%, which is a reasonable interest rate in South Africa. As of March 31, 2005, Osborn Engineered Products had no outstanding borrowings under the credit facility, but approximately $288,000 in performance and retention bonds guaranteed under the facility. The facility is secured by Osborn's accounts receivable, retention and cash balances. The available facility fluctuates monthly based upon 50% of Osborn's accounts receivables and retention at the end of the prior month. As of March 31, 2005, Osborn Engineered Products had available credit under the facility of approximately $2,646,000.

The Company believes that its current working capital, cash flows generated from future operations and available capacity remaining under its credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements through March 31, 2006.

Capital expenditures for 2005 are forecasted to total approximately $14,000,000. The Company expects to finance these expenditures using internally generated funds and amounts available from its credit facilities. Net cash used by investing activities for the quarter ended March 31, 2005 was approximately $4,205,000, compared to net cash used by investing activities of $600,000, for the quarter ended March 31, 2004. Capital expenditures for the quarter ended March 31, 2005 were $4,245,000, compared to $683,000 for the quarter ended March 31, 2004.

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

Certain customers have financed purchases of our products through arrangements in which we are contingently liable for customer debt and for residual value guarantees. The remaining terms of these obligations range from 1 to 62 months in duration. If our customers default on this debt, we will have to pay the agreed contingency to the lender on behalf of the customer. The financed equipment collateralizes the underlying debt and under contract terms can reduce the amount of our contingent liability in the case of customer default. In the event of customer default, recovery from the lender from the sale of collateral may not be sufficient to repay amounts paid by us related to contingent liabilities. Significant cash payments for which we are contingently liable could adversely affect our available operating funds.

An increase in the price of oil or decrease in the availability of oil could reduce demand for our products. Significant increases in the purchase price of certain raw materials used to manufacture our equipment could have a negative impact on the cost of production and related gross margins.

A significant portion of our revenues relates to the sale of equipment that produces asphalt mix. A major component of asphalt is oil, and asphalt prices correlate with the price and availability of oil. An increase in the price of oil or a decrease in the availability of oil would increase the cost of producing asphalt, which would likely decrease demand for asphalt, resulting in decreased demand for our products. This would likely cause our revenues and profits to decrease. In fact, rising gasoline, diesel fuel and liquid asphalt prices during 2004 significantly impacted the operating and raw material costs of our contractor and aggregate producer customers, and if they did not properly adjust their pricing, reduced their profits and caused delays in some of their capital equipment purchases.

We were notified of and incurred steel price increases and steel surcharges beginning in early 2004. Factors contributing to the increased steel costs were: (1) China's strong economy and its increased steel consumption and purchase of U.S. scrap steel; (2) the weakened U.S. dollar's dissuasion of foreign steel exports to the U.S.; (3) shortages of coke and iron ore; and (4) increased demand for steel in Korea and the U.S. During early 2004, some types of steel were available on an allocation basis determined by prior year purchases, although currently needed steel is readily available. We are passing along a portion of the increased steel costs to our customers by way of surcharges and price increases. Continued significant steel cost increases, in addition to potential limitation of the steel supply by mills, could negatively impact our gross margins and financial results, however, the Company expects steel prices will be flat or will decline during 2005.

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

As of March 31, 2005, we were in compliance with the financial covenants contained in our credit agreement dated as of May 14, 2003, as amended. We may be unable to comply with the financial covenants in our credit facility. If such violations occur, the lenders could elect to pursue their contractual remedies under the credit facility, including requiring immediate repayment in full of all amounts outstanding. We may also be unable to secure adequate or timely replacement of financing to repay our lenders in the event of an unanticipated repayment demand.

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

In the past, we have experienced negative margins on certain large, specialized aggregate systems projects. These large contracts included both existing and innovative equipment designs, on-site construction and minimum production levels. Since it can be difficult to achieve the expected production results during the project design phase; field testing and redesign may be required during project installation, resulting in added cost. In addition, due to any number of unforeseen circumstances, which can include adverse weather conditions, projects can incur extended construction and testing delays, which can cause significant cost overruns. We may not be able to sufficiently predict the extent of such unforeseen cost overruns and may experience significant losses on specialized projects.

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

In 2004, international sales represented approximately 24% of net sales. For the first quarter of 2005, international sales accounted for approximately 17.6% of net sales. We plan to continue to increase our presence in international markets. In connection with any increase in international sales efforts, we will need to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist. Any difficulties in expanding our international sales may divert management's attention from our existing operations. In addition, international revenues are subject to the following risks:

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

Period-to-period comparisons of such items should not be relied on as indicators of future performance.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. The Company's Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company maintains disclosure controls and procedures that provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-a5(f) under the Exchange Act) that occurred during the quarter ended March 31, 2005 that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the legal proceedings previously reported by the registrant since the filing of its Annual Report on Form 10-K for the year ended December 31, 2004. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies" in Part I - Item 2 of this Report.

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

4.2	Shareholder Protection Rights Agreement dated December 22, 1995 (incorporated by reference to the Company's Current Report on Form 8-K dated December 22, 1995, File No. 0-14714).
10.1	Amendment to the Astec Industries, Inc. 1998 Non-Employee Directors Stock Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K dated March 15, 2005, File No. 0-14714).
10.2

Sixth Amendment to the Credit Agreement, dated April 1, 2005, among Astec Industries, Inc., Astec, Inc., Heatec, Inc., CEI Enterprises, Inc., Astec Systems, Inc., Telsmith, Inc., Kolberg-Pioneer, Inc., Johnson Crushers International, Inc., Breaker Technology, Inc., Astec Mobile Screens, Inc., Carlson Paving Products, Inc., Roadtec, Inc., Trencor, Inc., American Augers, Inc., Astec Holdings, Inc., Astec Investments, Inc., and General Electric Capital Corporation.

10.3	Second Amendment to the Credit Agreement, dated October 31, 2003, between Breaker Technology, Ltd., an Ontario corporation and General Electric Capital Canada Inc., a Canada corporation.
10.4	Third Amendment to the Credit Agreement, dated April 1, 2005, between Breaker Technology, Ltd., an Ontario corporation and General Electric Capital Canada Inc., a Canada corporation.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

ASTEC INDUSTRIES, INC.
(Registrant)

Date 5/10/2005	/s/ J. Don Brock
J. Don Brock
Chairman of the Board and President

Date 5/10/2005	/s/ F. McKamy Hall
F. McKamy Hall
Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX
10.2

Sixth Amendment to the Credit Agreement, dated April 1, 2005, among Astec Industries, Inc., Astec, Inc., Heatec, Inc., CEI Enterprises, Inc., Astec Systems, Inc., Telsmith, Inc., Kolberg-Pioneer, Inc., Johnson Crushers International, Inc., Breaker Technology, Inc., Astec Mobile Screens, Inc., Carlson Paving Products, Inc., Roadtec, Inc., Trencor, Inc., American Augers, Inc., Astec Holdings, Inc., Astec Investments, Inc., and General Electric Capital Corporation.

10.3	Second Amendment to the Credit Agreement, dated October 31, 2003, between Breaker Technology, Ltd., an Ontario corporation and General Electric Capital Canada Inc., a Canada corporation.
10.4	Third Amendment to the Credit Agreement, dated April 1, 2005, between Breaker Technology, Ltd., an Ontario corporation and General Electric Capital Canada Inc., a Canada corporation.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002