Form 10-Q
period 2005-06-30
ASTEC INDUSTRIES INC
filed 2005-08-09
CIK 792987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2005.

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

YES ☒                                                     NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                  Class                                                                                                                        Outstanding at July 28, 2005

                     Common Stock, par value $0.20                                                                                                             20,343,403

ASTEC INDUSTRIES, INC.

INDEX

PART I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004

Consolidated Statements of Income for the Three and Six Months Ended

         June 30, 2005 and 2004

  Consolidated Statements of Cash Flows for the Six Months Ended

         June 30, 2005 and 2004

Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II - Other Information

Item 1. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements
Astec Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)
	June 30, 2005 (Unaudited)	December 31, 2004 (Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,833	$8,349
Trade receivables, net	66,284	44,215
Other receivables	1,581	1,073
Inventories	124,726	126,970
Prepaid expenses and other	15,114	17,877
Total current assets	217,538	198,484
Property and equipment -- net	97,937	96,526
Goodwill	19,001	19,126
Assets held for sale	4,886	4,886
Other assets	4,645	5,796
Total assets	$344,007	$324,818
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Revolving credit loan	$3,347	$8,517
Current maturities of long-term debt	3,310	3,310
Accounts payable -- trade	38,010	35,451
Accrued product warranty	5,425	4,789
Customer deposits	10,679	10,415
Other accrued liabilities	34,704	29,514
Total current liabilities	95,475	91,996
Long-term debt, less current maturities	23,952	25,857
Other non-current liabilities	14,681	15,134
Minority interest in consolidated subsidiary	519	575
Total shareholders' equity	209,380	191,256
Total liabilities and shareholders' equity	$344,007	$324,818

Astec Industries, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)
	Three months ended		Six months ended
	June30,		June30,
	2005	2004	2005	2004
Net sales	$ 170,814	$ 145,937	$ 332,448	$ 281,665
Cost of sales	131,521	114,754	258,123	221,650
Gross profit	39,293	31,183	74,325	60,015
Selling, general, administrative and engineering expenses	22,928	19,927	46,177	39,803
Income from operations	16,365	11,256	28,148	20,212
Interest expense	701	1,072	1,597	2,151
Other income, net of expense	91	193	124	128
Income from continuing operations before income taxes	15,755	10,377	26,675	18,189
Income taxes on continuing operations	5,497	4,015	9,603	7,014
Minority interest in earnings	37	36	59	46
Income from continuing operations	10,221	6,326	17,013	11,129
Income from discontinued operations	-	1,252	-	2,307
Income taxes on discontinued operations	-	(483)	-	(888)
Gain on disposal of discontinued operations (net of tax of $4,970 in 2004)	-	5, 507	-	5,507
Net income	$ 10,221	$ 12,602	$ 17,013	$ 18,055

Earnings per common share
Income from continuing operations:
Basic	$ 0.51	$ 0.32	$ 0.85	$ 0.57
Diluted	$ 0.49	$ 0.31	$ 0.83	$ 0.55
Income from discontinued operations:
Basic	$ -	$ 0.32	$ -	$ 0.35
Diluted	$ -	$ 0.31	$ -	$ 0.35
Net income: Basic	$ 0.51	$ 0.64	$ 0.85	$ 0.92
Diluted	$ 0.49	$ 0.62	$ 0.83	$ 0.90
Weighted average common shares outstanding:
Basic	20,008,425	19,691,359	19,954,422	19,666,055
Diluted	20,735,201	20,179,112	20,575,752	20,057,591

Astec Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Six months ended June30,
	2005	2004
Cash flows from operating activities:
Net income	$ 17,013	$ 18,055
Adjustments to reconcile net income to net cash provided by Operating activities:
Depreciation and amortization	5,383	5,692
Provision for doubtful accounts	263	411
Provision for inventory reserve	1,825	1,795
Provision for warranty reserve	5,418	4,931
Deferred income tax provision	636	4,622
Gain on disposal of discontinued operations, net of tax	-	(5,507)
Gain on sale and disposition of fixed assets	(10)	(208)
Minority interest in (earnings) losses of subsidiary	(59)	(46)
(Increase) decrease in:
Trade and other receivables	(22,666)	(22,495)
Inventories	1,219	2,263
Prepaid expenses and other	2,034	115
Other non-current assets	58	2,117
Increase (decrease) in:
Accounts payable	2,559	12,560
Accrued product warranty	(4,781)	(3,097)
Customer deposits	264	(4,393)
Income taxes payable	4,398	4,216
Other accrued liabilities	612	3,254
Other	134	143
Net cash provided by operating activities	14,300	24,428

Cash flows from investing activities:
Proceeds from sale of property and equipment	70	816
Proceeds from disposal of discontinued operations, net	-	23,866
Expenditures for property and equipment	(7,104)	(2,155)
Cash paid for acquisition of minority shares	(19)	-
Change in minority interest from redemption of subsidiary shares by parent	-	254
Net cash provided (used) by investing activities	(7,053)	22,781

Cash flows from financing activities:
Net repayments under revolving credit agreement	(5,170)	(29,590)
(Repayments) under loan and note agreements	(1,905)	(8,073)
Purchase of Company shares by supplemental executive retirement plan	(200)	(117)
Proceeds from issuance of common stock	2,431	1,049
Net cash used by financing activities	(4,844)	(36,731)
Effect of exchange rate changes on cash	(919)	112
Net increase in cash and cash equivalents	1,484	10,590
Cash and cash equivalents at beginning of period	8,349	9,735
Cash and cash equivalents at end of period	$ 9,833	$ 20,325

ASTEC INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Recent Accounting Pronouncements

As permitted under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants as long as the exercise price is equal to or more than the fair value of the shares at the date of the grant. Because all options outstanding during 2005 and 2004 have exercise prices that equal or exceed the grant date fair value of the shares, no stock-based employee compensation cost is reflected in net income for those years.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after January 1, 2006, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company plans to adopt SFAS 123R in the first quarter of 2006. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R may have a material impact on the Company's consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

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

On December 21, 2004, FASB Staff Position (FSP) FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes", to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, was issued. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with Statement 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return beginning in 2005. Although formal regulations are still pending, the Company has incorporated the expected impact of the new act in its first six months tax provision. The impact of the tax act was not material to the first six months financial results, and management does not believe the impact will be material to the 2005 financial statements.

On December 21, 2004, FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," was issued. FSP 109-2 provides companies additional time, beyond the financial reporting period during which the Jobs Creation Act took effect, to evaluate the Jobs Creation Act's impact on a company's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying Statement 109. FSP 109-2 was effective upon issuance. As of June 30, 2005, management had not decided on whether, and to what extent the Company might repatriate foreign earnings, and accordingly, the financial statements do not reflect any provisions for taxes on unremitted foreign earnings. Management has not yet completed its analysis of the Jobs Creation Act and at this time is unable to determine its effect on the financial statements.

Note 2. Stock-based Compensation

The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees. The following summary presents the Company's net income and per share earnings that would have been reported had the Company determined stock-based employee compensation cost using the fair value method of accounting set forth under SFAS 123. There is no stock-based employee compensation cost in net income as reported.

The pro forma impact on net income shown below may not be representative of future effects.
(in thousands, except per share amounts)
	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$ 10,221	$ 12,602	$ 17,013	$ 18,055
Stock compensation expense under SFAS 123, net of taxes	(26)	(23)	(125)	(40)
Adjusted net income	$ 10,195	$ 12,579	$ 16,888	$ 18,015

Basic earnings per share, as reported	$ 0.51	$ 0.64	$ 0.85	$ 0.92
Stock compensation expense under SFAS 123, net of taxes	-	-	-	-
Adjusted basic earnings per share	$ 0.51	$ 0.64	$ 0.85	$ 0.92

Diluted earnings per share, as reported	$ 0.49	$ 0.62	$ 0.83	$ 0.90
Stock compensation expense under SFAS 123, net of taxes	-	-	-	-
Adjusted diluted earnings per share	$ 0.49	$ 0.62	$ 0.83	$ 0.92

Note 3. Receivables

Receivables are net of allowance for doubtful accounts of $2,121,000 and $2,093,000 for June 30, 2005 and December 31, 2004, respectively.

Note 4. Inventories

Inventories are stated at the lower of first-in, first-out cost or market and consist of the following:

	(in thousands)
	June 30, 2005	December 31, 2004
Raw Materials	$ 61,784	$ 58,066
Work-in-Process	29,125	28,773
Finished Goods	23,648	28,869
Used Equipment	10,169	11,262
Total	$ 124,726	$ 126,970

Note 5. Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with SFAS No. 128. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities.

The following table sets forth the computation of basic and diluted earnings per share:
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Numerator:
Income from continuing operations	$ 10,221,000	$ 6,326,000	$ 17,013,000	$11,129,000
Income from discontinued operations	-	6,276,000	-	6,926,000
Net income	$ 10,221,000	$ 12,602,000	$ 17,013,000	$18,055,000
Denominator:
Denominator for basic earnings per share	20,008,425	19,691,359	19,954,422	$ 19,666,055
Effect of dilutive securities:
Employee stock options	604,628	381,281	502,280	286,900
Supplemental Executive Retirement Plan	122,148	106,472	119,050	104,636
Denominator for diluted earnings per share	20,735,201	20,179,112	20,575,752	20,057,591

Income from continuing operations:
Basic	$ 0.51	$ 0.32	$ 0.85	$ 0.57
Diluted	$ 0.49	$ 0.31	$ 0.83	$ 0.55

Income from discontinued operations:
Basic	$ -	$ 0.32	$ -	$ 0.35
Diluted	$ -	$ 0.31	$ -	$ 0.35

Net income:
Basic	$ 0.51	$ 0.64	$ 0.85	$ 0.92
Diluted	$ 0.49	$ 0.62	$ 0.83	$ 0.90

On June 30, 2004, the Company sold substantially all of the assets and liabilities of Superior Industries of Morris, Inc. ("Superior Inc.") to Superior Industries, LLC. Superior Inc. was part of the Company's Aggregate and Mining Group. Superior Inc.'s financial results are included in the income from discontinued operations line and are excluded from all other lines on the statement of operations.

Options totaling approximately 1,053,364 and 1,617,643 for the three months ended June 30, 2005 and 2004, respectively were antidilutive and were therefore not included in the diluted EPS computation. Options totaling approximately 1,141,828 and 1,912,967 for the six months ended June 30, 2005 and 2004, respectively were antidilutive and were therefore not included in the diluted EPS computation.

Note 6. Property and Equipment

Property and equipment is stated at cost. Property and equipment is net of accumulated depreciation of $96,359,000 and $91,537,000 as of June 30, 2005 and December 31, 2004, respectively.

Note 7. Comprehensive Income

Total comprehensive income for the three and six month periods ended June 30, 2005 was $9,501,000 and $15,719,000, respectively. Comprehensive income for the three and six month periods ended June 30, 2004 was $12,922,000 and $17,944,000 respectively.

The components of comprehensive income or loss for the periods indicated are set forth below:
	(in thousands)
	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Net income	$ 10,221	$ 12,602	$ 17,013	$ 18,055
Net increase (decrease) in accumulated fair value of derivative financial instruments	19	(28)	134	(143)
Increase (decrease) in foreign currency translation	(739)	348	(1,428)	32
Total comprehensive income	$ 9,501	$ 12,922	$ 15,719	$ 17,944

Note 8. Contingent Matters

Certain customers have financed purchases of Astec products through arrangements in which the Company is contingently liable for customer debt of approximately $13,135,000 and for residual value guarantees aggregating approximately $1,371,000 at June 30, 2005 and contingently liable for customer debt of approximately $16,262,000 and for residual value guarantees aggregating approximately $1,305,000 at December 31, 2004. The Company's credit facility with General Electric Capital Corporation dated May 14, 2003 limits contingent liabilities or guaranteed indebtedness created after May 14, 2003 to an aggregate total of $5,000,000 at any time, or to $2,000,000 for any one customer. As of June 30, 2005, guaranteed indebtedness created under the current loan agreement dated May 14, 2003 was $1,133,000. At June 30, 2005, the maximum potential amount of future payments for which the Company would be liable is equal to $14,506,000. Because the Company does not believe it will be called on to fulfill any of these contingencies, the carrying amounts on the consolidated balance sheets of the Company for these contingent liabilities are zero.

In addition, the Company is contingently liable under letters of credit of approximately $16,607,000, of which $9,338,000 is related to Industrial Revenue Bonds. Under the Company's credit facility, the terms of letters of credit are limited to one year. Under the credit facility of the Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., the Company is contingently liable for approximately $345,000 in performance and retention bonds. As of June 30, 2005, the maximum potential amount of future payments for which the Company would be liable is approximately $16,952,000, of which $9,200,000 is recorded as debt in the accompanying consolidated balance sheet.

The company is currently a party to various claims and legal proceedings that have arisen in the ordinary course of business. If management believes that a loss arising from such claims and legal proceedings is probable and can reasonably be estimated, the Company records the amount of the loss (including estimated legal costs), or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As management becomes aware of additional information concerning such contingencies, any potential liability related to these matters is assessed and the estimates are revised, if necessary. If management believes that a loss arising from such claims and legal proceedings is either (i) probable but cannot be reasonably estimated or (ii) reasonably possible but not probable, the Company does not record the amount of the loss, but does make specific disclosure of such matter. Based upon currently available information and with the advice of counsel, management believes that the ultimate outcome of its current claims and legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's financial position, cash flows or results of operations. However, claims and legal proceedings are subject to inherent uncertainties and rulings unfavorable to the Company could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse effect on the Company's financial position, cash flows or results of operations.

Note 9. Segment Information

	(in thousands)
	Three months ended
	June 30, 2005
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$47,789	$65,170	$34,613	$23,242	$0	$170,814
Intersegment revenues	4,056	5,158	470	19	0	9,703
Gross profit	11,186	16,074	7,666	4,391	(24)	39,293
Gross profit percent	23.4%	24.7%	22.1%	18.9%	0.0%	23.0%
Segment profit (loss)	$6,383	$7,501	$3,663	$748	$(8,090)	$10,205
	(in thousands)
	Six months ended
	June 30, 2005
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$101,324	$123,014	$63,420	$44,690	$0	$332,448
Intersegment revenues	5,942	9,362	1,749	19	1,098	18,170
Gross profit	21,843	29,674	14,682	8,165	(39)	74,325
Gross profit percent	21.6%	24.1%	23.2%	18.3%	0.0%	22.4%
Segment profit (loss)	$12,039	$12,686	$7,093	$904	$(15,639)	$17,083
	(in thousands)
	Three months ended
	June 30, 2004
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$44,325	$56,975	$26,519	$18,073	$45	$145,937
Intersegment revenues	3,305	762	314	2	614	4,997
Gross profit	9,356	13,148	6,029	2,930	(280)	31,183
Gross profit percent	21.1%	23.1%	22.7%	16.2%	(622.2%)	21.4%
Segment profit (loss)	$4,966	$6,145	$2,780	$553	$(8,046)	$6,398
	(in thousands)
	Six months ended
	June 30, 2004
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$87,588	$107,332	$50,650	$36,050	$45	$281,665
Intersegment revenues	5,137	2,197	707	2	614	8,657
Gross profit	18,009	25,319	12,159	5,052	(524)	60,015
Gross profit percent	20.6%	23.6%	24.0%	14.0%	(1,164.4%)	21.3%
Segment profit (loss)	$9,262	$11,276	$5,508	$(83)	$(14,682)	$11,281

Reconciliation of the reportable segment totals for profit or loss to the Company's consolidated totals is as follows:
	(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Total profit for reportable segments	$18,295	$14,444	$32,722	$25,963
Other loss	(8,090)	(8,046)	(15,639)	(14,682)
Minority interest in earnings	(37)	(36)	(59)	(46)
Recapture (elimination) of intersegment profit	53	(36)	(11)	(106)
Net income from continuing operations	10,221	6,326	17,013	11,129
Income from discontinued operations, net of tax	-	769	-	1,419
Gain on sale of discontinued operation, net of tax	-	5,507	-	5,507
Consolidated net income	$10,221	$12,602	$17,013	$18,055

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

The carrying amounts of the major classes of assets and liabilities disposed on June 30, 2004 were as follows:
2004
Assets:
Cash	$ 118,000
Accounts receivable	3,636,000
Inventory	2,736,000
Prepaid and other assets	32,000
Property and equipment	8,154,000
Goodwill	2,438,000
Total assets	17,114,000
Liabilities:
Accounts payable	3,141,000
Other liabilities	836,000
Total liabilities	3,977,000
Net assets and liabilities	$ 13,137,000

Note 11. Legal Matters

There have been no material developments in legal proceedings previously reported. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies" in Part I - Item 2 of this Report.

Note 12. Seasonality

Approximately 55% of the Company's business volume typically occurs during the first six months of the year. During the usual seasonal trend, the first three quarters of the year are the Company's stronger quarters for business volume, with the fourth quarter normally being the weakest quarter.

Note 13. Financial Instruments

For the three and six month periods ended June 30, 2005, the Company had Other Comprehensive Income ("OCI") amortized through interest expense of approximately $19,000 and $134,000, respectively as compared to $115,000 and $230,000 for the three and six month periods ended June 30, 2004, respectively. Monthly amortization of OCI through interest expense was approximately $38,000 through March 2005 with the balance of $19,000 being amortized in April 2005.

Note 14. Goodwill

At June 30, 2005 and December 31, 2004, the Company had unamortized goodwill in the amount of $19,001,000 and $19,126,000, respectively.

The changes in the carrying amount of goodwill by operating segment for the two quarters ended June 30, 2005 are as follows:
	(in thousands)
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	Total
Balance December 31, 2004	$ 1,157	$16,323	$ 1,646	0	$19,126
Foreign currency translation	0	(27)	0	0	(27)
Balance March 31, 2005	$ 1,157	$ 16,296	$ 1,646	0	$ 19,099
Foreign currency translation	0	(98)	0	0	(98)
Balance June 30, 2005	$ 1,157	$ 16,198	$ 1,646	0	$ 19,001

Note 15. Long-term Debt

On May 14, 2003, the Company refinanced its revolving credit facility and senior note agreement with new credit facilities of up to $150,000,000, secured by the Company's assets. The Company entered into a credit facility of up to $145,000,000 with General Electric Capital Corporation ("GECC"), while the Company and its Canadian subsidiary, Breaker Technology, Ltd., entered into a credit facility of up to $5,000,000 with General Electric Capital Canada, Inc. ("GEC Canada"). As part of the $145,000,000 GECC agreement, the Company entered into a term loan in the amount of $37,500,000 with an interest rate of one percent (1%) above the higher of the Wall Street Journal prime rate and the Federal Funds Rate plus one-half of one percent (1/2%) or, at the election of the Company, three percent (3%) above the London Interbank Offered Rate ("LIBOR"). The term loan maturity date is May 14, 2007. In addition to the required quarterly term-loan payments, during 2004, the Company made additional term-loan payments of approximately $11,134,000 related to the sale of certain assets and the release of certain assets as term loan security. As a result of these payments, the term loan was re-amortized. The term loan currently requires quarterly principal payments of $702,485 on the first day of each quarter, and a final payment of the principal balance due on May 14, 2007.

The May 14, 2003 credit agreement also included a revolving credit facility of up to $107,500,000, of which available credit under the facility is based on a percentage of the Company's eligible accounts receivable and inventories. Availability under the revolving facility is adjusted monthly and interest is due in arrears. The revolving credit facility has a maturity date of May 14, 2007. At inception, the interest rate on the revolving credit loan was one percent (1%) above the higher of the Wall Street Journal prime rate and the Federal Funds Rate plus one-half of one percent (1/2%) or, at the election of the Company, three percent (3%) above LIBOR. The credit facility contains certain restrictive financial covenants relative to operating ratios and capital expenditures.

On September 30, 2003, related to the syndication of the loan by GECC, the Company entered into an amendment to the credit agreement that reduced the availability under the credit facility from $107,500,000 to $82,500,000. In addition, the amendment increased the interest rate on the term loan and the revolving facility to one and one-half percent (1.5%) above the higher of Wall Street Journal prime rate and the Federal Funds Rate plus one-half of one percent (1/2%) or, at the election of the Company, to three and one-half percent (3.5%) above LIBOR. The Company requested the reduction in the revolving credit facility to reduce the fees paid for the daily available, but unused portion of the revolving facility.

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

On June 30, 2004, the Company completed the sale and transfer of substantially all of the assets and substantially all of the liabilities of Superior Industries of Morris, Inc. Under the terms of the agreement, the purchase price for the assets and liabilities of Superior was approximately $24,000,000, which amount was subject to post-closing adjustment based on the performance of Superior in the second quarter of 2004. The adjusted sales price at June 30, 2004 was $23,600,000 and was subject to a post-closing audit. The proceeds of the sale were used to pay the outstanding revolving credit facility with GECC at June 30, 2004, which totaled approximately $13,000,000. In addition, on June 30, 2004, $4,500,000 of the sale proceeds were used to pay down the GECC term loan.

On April 1, 2005, the Company entered into the sixth amendment to the credit agreement with GECC that amended interest rates on the Company's revolving and term loan facilities to more favorable rates than those rates under the previous terms. Under the sixth amendment, interest rates are based on applicable index rates plus a sliding scale of applicable index margins from zero to three-fourths of one percent (0.75%), or at the option of the borrower, the LIBOR margin plus an applicable index margin from two percent (2.0%) to two and three-fourths percent (2.75%) based on a level of total funded debt ratio. In addition, the amendment permits the Company to hold inventory notes or customer financing of no more than $4,000,000 at any time.

The Company was in compliance with the financial covenants under its credit facility as of June 30, 2005.

As of June 30, 2005, the Company's long term debt, less current maturities, was $23,952,000, compared to $25,857,000 at December 31, 2004. At June 30, 2005, $14,752,000 was outstanding under the long-term principal portion of the GECC term loan and $9,200,000 was outstanding under the long-term principal portion of Industrial Revenue Bonds. Additionally, $3,347,000 was outstanding under the GECC revolving credit facility at June 30, 2005 as compared to $8,517,000 at December 31, 2004. As of June 30, 2005, total availability under the revolving GECC credit facility was approximately $80,311,000.

The Company's Canadian subsidiary, Breaker Technology Ltd, has available a credit facility issued by GEC Canada dated May 14, 2003 with a term of four years for $5,000,000 to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit guarantees. At June 30, 2005, Breaker Technology Ltd did not have any outstanding balance under the credit facility but did have approximately $295,000 in letter of credit guarantees under the facility. This amount is included in total letter of credit guarantees disclosed in "Note 8 - Contingent Matters" above. The Company is the primary guarantor to GEC Canada of payment and performance for this $5,000,000 credit facility. The term of the guarantee is equal to the related debt. The maximum potential amount of future payments the Company would be required to make under its guarantee at June 30, 2005 was $295,000.

On April 1, 2005, Breaker Technology, Ltd. entered into the third amendment to the credit agreement with GEC Canada to amend the interest rates on the GEC Canada revolving credit facility to more favorable rates than those rates under the previous terms. Under the amendment, interest rates are based on applicable index rates plus a sliding scale of applicable index margins from two percent (2.0%) to two and three-fourths percent (2.75%) based on a level of total funded debt ratio.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., has available a credit facility dated January 10, 2005 with Firstrand Bank Limited of approximately $3,000,000 to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. The credit facility has no maturity date. The interest rate on the facility is a variable prime rate, currently ten and one-half percent (10.5%), which is a reasonable interest rate in South Africa. As of June 30, 2005, Osborn Engineered Products had no outstanding borrowings under the credit facility, but approximately $345,000 in performance and retention bonds were guaranteed under the facility. The facility is secured by Osborn's accounts receivable, retention and cash balances. The available facility fluctuates monthly based upon 50% of Osborn's accounts receivables and retention plus cash balances at the end of the prior month. As of June 30, 2005, Osborn Engineered Products had available credit under the facility of approximately $2,583,000.

.

Note 16. Product Warranty Reserves

Changes in the Company's product warranty liability for the three and six month periods ended June 30, 2005 and 2004 are as follows:

	(in thousands)
	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Reserve balance at beginning of period	$ 4,933	$ 4,369	$ 4,789	$ 3,613
Warranty liabilities accrued during the period	2,786	2,396	5,418	4,931
Warranty liabilities settled during the period	(2,294)	(1,473)	(4,782)	(3,252)
Reserve balance at the end of the period	$ 5,425	$ 5,292	$ 5,425	$ 5,292

The Company warrants its products against manufacturing defects and performance to specified standards. The warranty period and performance standards vary by market and uses of its products. The Company estimates the costs that may be incurred under its warranties and records a liability at the time product sales are recorded. The product warranty liability is primarily based on historical claim rates, nature of claims and the associated cost.

Note 17. Assets Held for Sale

The Company's Trencor, Inc. manufacturing operations formerly located in Grapevine, Texas were relocated to the Loudon, Tennessee facility during the fourth quarter of 2002. The Company is attempting to sell its Grapevine, Texas facility. The Grapevine, Texas facility is currently under contract for sale with a scheduled closing date of September 27, 2005. There can be no assurances when, or if, the current contract will close. If the buyer properly rescinds the contract on or before September 6, 2005, then the buyer will be refunded all but $500 of the aggregate earnest money amount of $300,000. If the buyer fails to timely rescind the contract on or before September 6, 2005, then Trencor, Inc. shall receive the entire earnest money amount of $300,000 should the sale not close.

As of June 30, 2005, the carrying value of equipment, land and building classified on the consolidated balance sheet as assets held for sale totaled approximately $4,886,000. These assets are included in the assets of the Underground segment.

Note 18. Post Retirement Benefits

The Company expects to contribute approximately $250,000 to its pension plan and $100,000 to its post-retirement benefit plan during 2005. Approximately $70,000 of the contribution was paid to the pension plan and approximately $76,000 was paid for post-retirement benefits during the six months ended June 30, 2005.

The components of net periodic pension cost for the six months ended June 30, 2005 and 2004 are as follows:
	(in thousands)
	Pension Benefit		Post Retirement Benefits
	2005	2004	2005	2004
Service cost	$ -	$ -	$ 55	$ 59
Interest cost	280	273	50	54
Expected return on assets	(255)	(242)	-	-
Amortization of prior service cost	-	-	14	17
Amortization of net (gain) loss	62	27	(15)	(13)
Net periodic benefit cost	$ 87	$ 58	$ 104	$ 117

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

Note 19. Accrued Loss Reserves

The Company accrues reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company. The reserves are estimated based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future.

Note 20. Other Income, net of expense

For the three months ended June 30, 2005 and 2004, the Company had other income, net of expenses, totaling $91,000 and $193,000 respectively. For the six months ended June 30, 2005 and 2004, the Company had other income, net of expenses, totaling $124,000 and $128,000 respectively. Major items comprising the net totals for the periods are as follows:
	(in thousands)
	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Interest Income	$ 69	$ 88	$ 203	$ 152
Gain (loss) on foreign currency translation	48	51	18	(24)
Other	(26)	54	(97)	-
Total	$ 91	$ 193	$ 124	$ 128

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words, "believes," "anticipates," "intends," and "expects" and similar expressions. Such forward-looking statements include, without limitation, statements regarding the Company's expected sales during 2005, the Company's expected effective tax rates for 2005, the Company's expected capital expenditures in 2005, the expected benefit of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through June 30, 2006, the impact of the enactment of the highway bill, the improving economic environment as it affects the Company, the timing and impact of the improving economy, the Company being called upon to fulfill certain contingencies, the timing and effects of the sale of the Grapevine, Texas facility, the expected contributions by the Company to its pension plan and other benefits, the rise of interest rates and the impact of such rise on the financial results of the Company, the changes in the price of steel and oil, the cost of compliance with the requirements of the Sarbanes-Oxley Act of 2002, the expected increase of the Company's presence in international markets, the impact of SFAS 123R, the impact of FSP FAS 109-1 and the ultimate outcome of the Company's current claims and legal proceedings.

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

In addition to the risks and uncertainties identified elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, most recently in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, the risk factors described in the section under the caption "Risk Factors" should be carefully considered when evaluating the Company's business and future prospects.

Overview

The Company is a leading manufacturer and marketer of road building equipment. The Company's businesses:

  design, engineer, manufacture and market equipment that is used in road building, from quarrying and crushing the aggregate to testing the mix for application of the road surface;
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

On June 30, 2004, the Company sold substantially all of the assets and liabilities of Superior Industries of Morris, Inc. ("Superior Inc.") to Superior Industries, LLC. Superior Inc. was part of the Company's Aggregate and Mining Group. Superior Inc.'s financial results are included in the income from discontinued operations line and are excluded from all other lines on the statement of operations.

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

Public sector spending at the federal, state and local levels has been driven in large part by federal spending under the six-year federal-aid highway program, the Transportation Equity Act for the 21st Century ("TEA-21"), enacted in June 1998. TEA-21 authorized the appropriation of $217 billion in federal aid for road, highway and bridge construction, repair and improvement and other federal highway and transit projects for federal fiscal years October 1, 1998 through September 30, 2003. A new appropriation was enacted setting funding at a level of $33.6 billion for October 1, 2003 through September 30, 2004, but authorizing payment of such funds only through February 29, 2004. The date was extended until July 29, 2005. On July 29, 2005, the U.S. House of Representatives and U.S. Senate each passed the Safe, Accountable, Flexible and Efficient Transportation Equity Act- A Legacy for Users ("SAFETEA-LU") which authorizes appropriation of $286.5 billion in guaranteed federal funding for road, highway and bridge construction, repair and improvement of the federal highway and transit projects for federal fiscal years October 1, 2004 through September 30, 2009. Congress also approved an extension of administrative expenses for the agencies overseeing the federal surface transportation programs through August 14 while the SAFETEA-LU is being prepared for signature by President Bush. Administrative officials for President Bush have said that the President will sign SAFETEA-LU into law.

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and its impact on customers' purchase decisions and the price of steel may each affect the Company's financial performance. Economic downturns, like the one experienced in 2001 through 2003, generally result in decreased purchasing by the Company's customers, which in turn, causes reductions in sales and increased pricing pressure on the Company's products. Rising interest rates also typically have the effect of negatively impacting customers' attitudes toward purchasing equipment. The Company expects interest rates to rise during the year, but it does not expect such increases to have a material impact on the financial results of the Company. In addition, significant portions of the Company's revenues relate to the sale of equipment that produces asphalt mix. A major component of asphalt is oil. A rise in the price of oil increases the cost of providing asphalt, which could likely decrease demand for asphalt, and therefore decrease demand for the Company's products. Steel is a major component in the Company's equipment. As steel prices increased during 2004 the cost of manufactured parts as well as the costs of purchased parts and components have also increased. Although the Company has instituted price increases in response to rising steel prices, purchased parts and component prices, if the Company is not able to raise the prices of its products enough to cover the increased costs of goods, the Company's financial results will be negatively affected. The Company believes that steel prices will be flat or will decline during the year, and expects oil prices to increase during the year. The price of purchased parts impacted by steel price increases seems to have moderated in the second quarter of 2005. The Company's customers appear to be adapting their prices in response to the fluctuating oil prices and the fluctuations do not appear to be impairing the equipment purchases by them at this time. In addition to the factors stated above, many of the Company's markets are highly competitive, and its products compete worldwide with a number of other manufacturers and distributors that produce and sell similar products.

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

Results of Operations

For the three months ended June 30, 2005, net sales increased $24,877,000, or 17.0%, to $170,814,000 from $145,937,000 for the three months ended June 30, 2004. This is a quarterly sales record for the company. Sales are generated primarily from new equipment purchases made by customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development. For the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004, (1) net sales for the Asphalt Group increased approximately $3,464,000 or 7.8%; (2) net sales for the Aggregate and Mining Group increased approximately $8,195,000 or 14.4% over net sales from continuing operations for the quarter ended June 30, 2004; (3) net sales for the Underground Group increased approximately $5,169,000 or 28.6%; and (4) net sales for the Mobile Asphalt Group increased approximately $8,094,000 or 30.5%. For the quarter ended June 30, 2005, compared to the same period of 2004, the Company believes that the increase in the sales for all business segments related to a general improvement in the economy and increased market confidence of customers and dealers. Net sales for the quarter ended June 30, 2004 exclude discontinued operations.

For the six months ended June 30, 2005, net sales increased $50,783,000, or 18.0%, to $332,448,000 from $281,665,000 for the six months ended June 30, 2004. For the six months ended June 30, 2005 compared to the six months ended June 30, 2004, (1) net sales for the Asphalt Group increased approximately $13,736,000 or 15.7%; (2) net sales of the Aggregate and Mining Group increased approximately $15,682,000 or 14.6% over sales from continuing operations for the six months ended June 30, 2004; (3) net sales for the Underground Group increased approximately $8,640,000 or 24.0%; and (4) net sales for the Mobile Asphalt Group increased approximately $12,770,000 or 25.2%. For the six months ended June 30, 2005 compared to the same period of 2004, the Company believes that the increase in the sales for all business segments related to a general improvement in the economy and increased market confidence of customers and dealers. Net sales for the six months ended June 30, 2004 exclude discontinued operations.

International sales from continuing operations for the quarter ended June 30, 2005 compared to the same period of 2004 decreased $5,045,000, or 13.2%. International sales from continuing operations were $33,099,000 for the quarter ended June 30, 2005, compared to $38,144,000, for the quarter ended June 30, 2004. For the quarters ended June 30, 2005 and 2004, international sales from continuing operations accounted for approximately 19.4% and 26.1% of net sales, respectively. International sales from continuing operations increased for the second quarter of 2005 compared to the same period in 2004, in Canada, Africa and the West Indies, while for comparable period's sales decreased in Europe, Asia, the Middle East, Central America and Australia. The Company believes the decreased level of international sales from continuing operations relates to general weakness in certain foreign economies and strengthening of the U.S. dollar compared to other foreign currencies.

International sales from continuing operations for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 decreased $5,346,000, or 8.0% to $61,569,000. For the six months ended June 30, 2005 and 2004, international sales from continuing operations accounted for approximately 18.5% and 23.8% of net sales, respectively. The decrease in international sales from continuing operations for the first half of 2005 compared to sales for the same period of 2004 is due primarily to decreased sales in Europe, Asia, Australia, the Middle East and Central America. The Company is unable to determine whether the decrease in international sales volume for the three and six months ended June 30, 2005 compared to the same periods of 2004 will be a trend or if the market as a whole experienced this decrease. International sales for the three and six months ended June 30, 2004 exclude discontinued operations.

Gross profit for the three months ended June 30, 2005 increased $8,110,000, or 26.0%, to $39,293,000 from $31,183,000 for the three months ended June 30, 2004. Gross profit as a percentage of sales for the three months ended June 30, 2005 and 2004 was 23.0% and 21.4%, respectively. The gross profit percentage increase for the quarter ended June 30, 2005 compared to the same period of 2004 was primarily due to a favorable mix of products, including increased parts sales, price increases and moderation of steel and steel components costs.

Gross profit for the six months ended June 30, 2005 increased $14,310,000, or 23.8%, to $74,325,000 from $60,015,000 for the six months ended June 30, 2004. Gross profit as a percentage of sales for the six months ended June 30, 2005 and 2004 was 22.4% and 21.3%, respectively. The gross profit percentage increase for the six months ended June 30, 2005 compared to the same periods of 2004 related primarily to a favorable mix of products, including increased parts sales, price increases and moderation of steel and steel components costs.

Selling, general, administrative and engineering expenses for the quarter ended June 30, 2005 were $22,928,000 or 13.4% of net sales, compared to $19,927,000 or 13.7% of net sales for the quarter ended June 30, 2004, an increase of $3,001,000 or 15.1%. The increase in selling, general, administrative and engineering expenses for the three months ended June 30, 2005 compared to the same period of 2004 related primarily to an increase in personnel expenses of approximately $1,558,000 due to increased staffing in order to support increased sales volume. Sales commissions increased approximately $219,000 due to increased sales volumes while bonus expense increased approximately $373,000 due to increased performance by the Company's subsidiaries. ConExpo expenses increased approximately $224,000, research and development increased approximately $343,000, legal and professional fees increased approximately $276,000. These increases were offset by a decrease in health insurance expense of approximately $642,000, a decrease in bad debt expense of approximately $242,000 and a decrease in accounting fees of approximately $234,000.

Selling, general, administrative and engineering expenses for the six months ended June 30, 2005 were $46,177,000 or 13.9% of net sales, compared to $39,803,000 or 14.1% of net sales for the six months ended June 30, 2004, an increase of $6,374,000 or 16.0%. The increase in selling, general, administrative and engineering expenses for the six months ended June 30, 2005 compared to the same period of 2004 related primarily to increased personnel expenses of approximately $2,750,000 due to increased staffing in order to support increased sales volume. Sales commissions increased approximately $490,000 due to increased sales volume while bonus expense increased approximately $315,000 based on increased performance by the Company's subsidiaries. Legal and professional fees increased approximately $571,000 while research and development increased approximately $612,000. The Company's goal is to limit total selling, general, administrative and engineering expenses to 14% of sales.

For the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004, interest expense decreased $371,000, or 34.6%, to $701,000 from $1,072,000. Interest expense as a percentage of net sales was 0.4% and 0.7% for the quarters ended June 30, 2005 and 2004, respectively. The decrease in interest expense for the three months ended June 30, 2005 compared to the same period of 2004 related primarily to the decrease in outstanding debt and the lower interest rate on debt under the current lending arrangement.

For the six months ended June 30, 2005 compared to the six months ended June 30, 2004, interest expense decreased $554,000, or 25.8%, to $1,597,000 from $2,151,000. Interest expense as a percentage of net sales was 0.5% and 0.8% for the six months ended June 30, 2005 and 2004, respectively. The decrease in interest expense for the six months ended June 30, 2005 compared to the same period of 2004 related primarily to the decrease in outstanding debt and the lower interest rate on debt under the current lending arrangements.

Other income, net was $91,000 for the quarter ended June 30, 2005, compared to other income, net of $193,000 for the quarter ended June 30, 2004, a decrease of $102,000 or 52.8%. Other income, net for the quarters ended June 30, 2004 and 2005 consisted primarily of interest income, foreign currency exchange gains and losses and expenses related to maintaining the Grapevine facility.

For the six months ended June 30, 2005, other income, net decreased $4,000 to $124,000 from $128,000 for the six months ended June 30, 2004. Other income, net for the six months ended June 30, 2004 and 2005 consisted primarily of interest income, foreign currency exchange gains and losses and expenses related to maintaining the Grapevine facility.

For the three months ended June 30, 2005, the Company recorded income tax expense on continuing operations of $5,497,000, compared to income tax expense from continuing operations of $4,015,000 for the three months ended June 30, 2004. This resulted in effective tax rates for the quarters ended June 30, 2005 and 2004 of 34.9% and 38.7%, respectively. For the six months ended June 30, 2005, the Company recorded income tax expense from continuing operations of $9,603,000, compared to income tax expense from continuing operations of $7,014,000 for the six months ended June 30, 2004. Due to the Manufacturers Domestic Production Tax Credit, the Company expects the effective tax rate for continuing operations for 2005 to decrease approximately 1.0% compared to historical effective rates. The effective tax rates for the six months ended June 30, 2005 and 2004 were 36.0% and 38.6%, respectively. The decrease in the effective tax rates for the quarter and six months ended June 30, 2005 compared to the same periods in 2004 is primarily related to the Manufacturers Domestic Production Tax Credit and an increase in the extraterritorial income exclusion.

For the three months ended June 30, 2005, the Company had income from continuing operations of $10,221,000 compared to income from continuing operations of $6,326,000 for the three months ended June 30, 2004, for an increase of $3,895,000 or 61.6%. This is the best quarterly earnings since the second quarter of 2000. Income from continuing operations for the six months ended June 30, 2005 was $17,013,000 compared to income from continuing operations of $11,129,000 for the six months ended June 30, 2004, for an increase of $5,884,000 or 52.9%.

For the three months ended June 30, 2004, the Company had income from discontinued operations, net of tax related to the sale of substantially all of the assets and liabilities of Superior Industries of Morris, Inc., of $769,000. For the six months ended June 30, 2004, income from discontinued operations, net of tax was $1,419,000. The effective tax rate for discontinued operations was comparable to historical effective tax rates for continuing operations.

At June 30, 2004, the Company recorded a gain on the disposal of discontinued operations, net of tax in the amount of $5,507,000. The tax expense recorded related to the gain on disposal at June 30, 2004 was $4,970,000. The higher effective tax rate (47%) of the net gain on disposition was the result of goodwill on the books of Superior Industries of Morris, Inc., which is not deductible in the calculation of the tax expense.

For the three months ended June 30, 2005, the Company had net income of $10,221,000 compared to net income of $12,602,000 for the three months ended June 30, 2004. Earnings per diluted share for the three months ended June 30, 2005 were $0.49 compared to a net income per diluted share for the quarter ended June 30, 2004 of $0.62. Diluted shares outstanding for the three months ended June 30, 2005 and 2004 were 20,735,201 and 20,179,112, respectively.

For the six months ended June 30, 2005, net income was $17,013,000, compared to net income of $18,055,000 for the six months ended June 30, 2004. Earnings per diluted share for the six months ended June 30, 2005 were $0.83 compared to net income per share for the six months ended June 30, 2004 of $0.90. Diluted shares outstanding for the six months ended June 30, 2005 and 2004 were 20,575,752 and 20,057,591, respectively.

Backlog of orders for continuing operations at June 30, 2005 was $88,033,000, compared to $68,678,000 at June 30, 2004, an increase of $19,355,000 or 28.2%. The June 30, 2004 backlog has been restated to exclude the discontinued operations of Superior Industries of Morris, Inc. The increase in the backlog of orders at June 30, 2005 compared to June 30, 2004 related to an increase in domestic orders totaling approximately $22,013,000 offset by a decrease in international orders of approximately $2,658,000. The increase in domestic orders at June 30, 2005 related primarily to increased orders for the Company's Asphalt Group, which increased approximately $16,705,000. The Company is unable to determine whether the increase in backlog was experienced by the industry as a whole.

Liquidity and Capital Resources

On May 14, 2003, the Company refinanced its revolving credit facility and senior note agreement with new credit facilities of up to $150,000,000, secured by the Company's assets. The Company entered into a credit facility of up to $145,000,000 with General Electric Capital Corporation ("GECC"), while the Company and its Canadian subsidiary, Breaker Technology, Ltd., entered into a credit facility of up to $5,000,000 with General Electric Capital Canada, Inc. ("GEC Canada"). As part of the $145,000,000 GECC agreement, the Company entered into a term loan in the amount of $37,500,000 with an interest rate of one percent (1%) above the higher of the Wall Street Journal prime rate and the Federal Funds Rate plus one-half of one percent (1/2%) or, at the election of the Company, three percent (3%) above the London Interbank Offered Rate ("LIBOR"). The term loan maturity date is May 14, 2007. In addition to the required quarterly term-loan payments, during 2004, the Company made additional term-loan payments of approximately $11,134,000 related to the sale of certain assets and the release of certain assets as term loan security. As a result of these payments, the term loan was re-amortized. The term loan currently requires quarterly principal payments of $702,485 on the first day of each quarter, and a final payment of the principal balance due on May 14, 2007.

The May 14, 2003 credit agreement also included a revolving credit facility of up to $107,500,000, of which available credit under the facility is based on a percentage of the Company's eligible accounts receivable and inventories. Availability under the revolving facility is adjusted monthly and interest is due in arrears. The revolving credit facility has a maturity date of May 14, 2007. At inception, the interest rate on the revolving credit loan was one percent (1%) above the higher of the Wall Street Journal prime rate and the Federal Funds Rate plus one-half of one percent (1/2%) or, at the election of the Company, three percent (3%) above LIBOR. The credit facility contains certain restrictive financial covenants relative to operating ratios and capital expenditures.

On September 30, 2003, related to the syndication of the loan by GECC, the Company entered into an amendment to the credit agreement that reduced the availability under the credit facility from $107,500,000 to $82,500,000. In addition, the amendment increased the interest rate on the term loan and the revolving facility to one and one-half percent (1.5%) above the higher of Wall Street Journal prime rate and the Federal Funds Rate plus one-half of one percent (1/2%) or, at the election of the Company, to three and one-half percent (3.5%) above LIBOR. The Company requested the reduction in the revolving credit facility to reduce the fees paid for the daily available, but unused portion of the revolving facility.

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

On June 30, 2004, the Company completed the sale and transfer of substantially all of the assets and substantially all of the liabilities of Superior Industries of Morris, Inc. Under the terms of the agreement, the purchase price for the assets and liabilities of Superior was approximately $24,000,000, which amount was subject to post-closing adjustment based on the performance of Superior in the second quarter of 2004. The adjusted sales price at June 30, 2004 was $23,600,000 and was subject to a post-closing audit. The proceeds of the sale were used to pay the outstanding revolving credit facility with GECC at June 30, 2004, which totaled approximately $13,000,000. In addition, on June 30, 2004, $4,500,000 of the sale proceeds were used to pay down the GECC term loan.

On April 1, 2005, the Company entered into the sixth amendment to the credit agreement with GECC that amended interest rates on the Company's revolving and term loan facilities to more favorable rates than those rates under the previous terms. Under the sixth amendment, interest rates are based on applicable index rates plus a sliding scale of applicable index margins from zero to three-fourths percent (0.75%), or at the option of the borrower, the LIBOR margin plus an applicable index margin from two percent (2.0%) to two and three-fourths percent (2.75%) based on a level of total funded debt ratio. In addition, the amendment permits the Company to hold inventory notes or customer financing of no more than $4,000,000 at any time.

As of June 30, 2005 total short-term borrowings, including current maturities of long-term debt, were $6,657,000, compared to $11,827,000 at December 31, 2004. As of June 30, 2005, short-term borrowings included the GECC revolving credit facility of $3,347,000, current portion of the GECC term loan totaling $2,810,000 and the current portion of Industrial Revenue Bonds totaling $500,000. At December 31, 2004, short-term borrowings consisted of the GECC revolving line of credit totaling $8,517,000, the current portion of the GECC term loan totaling $2,810,000 and the current portion of Industrial Revenue Bonds totaling $500,000. Short-term borrowings decreased during the first six months of 2005 due to increased operating cash flows resulting from increased earnings.

As of June 30, 2005, long-term debt, less current maturities, was $23,952,000, compared to $25,857,000 at December 31, 2004. At June 30, 2005, $14,752,000 was outstanding under the long-term principal portion of the GECC term loan and $9,200,000 was outstanding under the long-term principal portion of Industrial Revenue Bonds. As of June 30, 2005, total availability under the revolving credit facility was approximately $80,311,000. The Company was in compliance with the financial covenants of the credit agreement as of June 30, 2005.

The Company's Canadian subsidiary, Breaker Technology Ltd, has available a credit facility issued by GEC Canada dated May 14, 2003 with a term of four years for $5,000,000 to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit guarantees. At June 30, 2005, Breaker Technology Ltd did not have any outstanding balance under the credit facility but did have approximately $295,000 in letter of credit guarantees under the facility. This amount is included in total letter of credit guarantees disclosed in "Note 8 - Contingent Matters" above. The Company is the primary guarantor to GEC Canada of payment and performance for this $5,000,000 credit facility. The term of the guarantee is equal to the related debt. The maximum potential amount of future payments the Company would be required to make under its guarantee at June 30, 2005 was $295,000.

On April 1, 2005, Breaker Technology, Ltd. entered into the third amendment to the credit agreement with GEC Canada to amend the interest rates on the GEC Canada revolving credit facility to more favorable rates than those rates under the previous terms. Under the amendment, interest rates are based on applicable index rates plus a sliding scale of applicable index margins from two percent (2.0%) to two and three-fourths percent (2.75%) based on a level of total funded debt ratio.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., has available a credit facility dated January 10, 2005 with Firstrand Bank Limited of approximately $3,000,000 to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. The credit facility has no maturity date. The interest rate on the facility is a variable prime rate, currently ten and one-half percent (10.5%), which is a reasonable interest rate in South Africa. As of June 30, 2005, Osborn Engineered Products had no outstanding borrowings under the credit facility, but approximately $345,000 in performance and retention bonds were guaranteed under the facility. The facility is secured by Osborn's accounts receivable, retention and cash balances. The available facility fluctuates monthly based upon 50% of Osborn's accounts receivables and retention plus cash balances at the end of the prior month. As of June 30, 2005, Osborn Engineered Products had available credit under the facility of approximately $2,583,000.

Net cash provided by operating activities for the six months ended June 30, 2005 was $14,300,000 compared to net cash provided by operating activities of $24,682,000 for the six months ended June 30, 2004. The decrease in cash from operating activities for the six months ended June 30, 2005 compared to the same period of 2004 relates primarily to the decrease in accounts payable and accrued liabilities for the current period compared to the same prior year period.

The Company believes that its current working capital, cash flows generated from future operations and available capacity remaining under its credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements through June 30, 2006.

Capital expenditures for 2005 are forecasted to total approximately $14,000,000. The Company expects to finance these expenditures using internally generated funds and amounts available from its credit facilities. Net cash used by investing activities for the six months ended June 30, 2005 was approximately $7,053,000, compared to net cash provided by investing activities of $22,781,000, for the six months ended June 30, 2004. The decrease in cash from investing activities for the six months ended June 30, 2005 compared to the same period of 2004 relates primarily to the proceeds from the sale of discontinued operations in 2004. Capital expenditures for the six months ended June 30, 2005 were $7,104,000, compared to $2,155,000 for the six months ended June 30, 2004.

Contingencies

The Company is engaged in certain pending litigation involving claims or other matters arising in the ordinary course of business. Most of these claims involve product liability or other tort claims for property damage or personal injury against which the Company is insured. As a part of its litigation management program, the Company maintains general liability insurance coverage for product liability and other similar tort claims in amounts the Company believes are adequate. The coverage is subject to a substantial self-insured retention under the terms of which the Company has the right to coordinate and control the management of its claims and the defense of these actions.

As mentioned above, the Company is currently a party to various claims and legal proceedings that have arisen in the ordinary course of business. If management believes that a loss arising from such claims and legal proceedings is probable and can reasonably be estimated, the Company records the amount of the loss (including estimated legal costs), or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As management becomes aware of additional information concerning such contingencies, any potential liability related to these matters is assessed and the estimates are revised, if necessary. If management believes that a loss arising from such claims and legal proceedings is either (i) probable but cannot be reasonably estimated or (ii) reasonably possible but not probable, the Company does not record the amount of the loss but does make specific disclosure of such matter. Based upon currently available information and with the advice of counsel, management believes that the ultimate outcome of its current claims and legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's financial position, cash flows or results of operations. However, claims and legal proceedings are subject to inherent uncertainties and rulings unfavorable to the Company could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse effect on the Company's financial position, cash flows or results of operations.

Risk Factors

A decrease or delay in government funding of highway construction and maintenance may cause our revenues and profits to decrease.

Many of our customers depend substantially on government funding of highway construction and maintenance and other infrastructure projects. Any decrease or delay in government funding of highway construction and maintenance and other infrastructure projects could cause our revenues and profits to decrease. Federal government funding of infrastructure projects is usually accomplished through bills, which establish funding over a multi-year period. On September 30, 2003, the six-year federal-aid highway program, the Transportation Equity Act for the 21st Century ("TEA-21"), expired. Short-term extensions were passed to authorize funding through July 29, 2005. On July 29, 2005, the U.S. House of Representatives and U.S. Senate each passed the Safe Accountable, Flexible and Efficient Transportation Equity Act - A Legacy for Users ("SAFETEA-LU") which authorizes the appropriation of $286.5 billion in guaranteed funding for federal highway, transit and safety programs. SAFETEA-LU is currently being prepared for signature by President Bush. Administrative officials for President Bush have said that the President will sign SAFETEA-LU into law. Although SAFETEA-LU, if and when signed into law by the President, will guarantee federal funding at certain minimum levels, SAFETEA-LU and other legislation may be revised in future congressional sessions and federal funding of infrastructure may be decreased in the future, especially in the event of an economic recession. In addition, Congress could pass legislation in future sessions, which would allow for the diversion of highway funds for other national purposes or could restrict funding of infrastructure projects unless states comply with certain federal policies.

We are contingently liable for certain customer debt. If we must repay a significant portion of the total contingent liability, it could adversely affect our available liquidity.

Certain customers have financed purchases of our products through arrangements in which we are contingently liable for customer debt and for residual value guarantees. The remaining terms of these obligations range from 1 to 60 months in duration. If our customers default on this debt, we will have to pay the agreed contingency to the lender on behalf of the customer. The financed equipment collateralizes the underlying debt and under contract terms can reduce the amount of our contingent liability in the case of customer default. In the event of customer default, recovery from the lender from the sale of collateral may not be sufficient to repay amounts paid by us related to contingent liabilities. Significant cash payments for which we are contingently liable could adversely affect our available operating funds.

An increase in the price of oil or decrease in the availability of oil could reduce demand for our products. Significant increases in the purchase price of certain raw materials used to manufacture our equipment could have a negative impact on the cost of production and related gross margins.

A significant portion of our revenues relates to the sale of equipment that produces asphalt mix. A major component of asphalt is oil, and asphalt prices correlate with the price and availability of oil. An increase in the price of oil or a decrease in the availability of oil would increase the cost of producing asphalt, which would likely decrease demand for asphalt, resulting in decreased demand for our products. This would likely cause our revenues and profits to decrease. In fact, rising gasoline, diesel fuel and liquid asphalt prices during 2004 and the first half of 2005 significantly impacted the operating and raw material costs of our contractor and aggregate producer customers, and if they did not properly adjust their pricing would have reduced their profits and caused delays in some of their capital equipment purchases.

We were notified of and incurred steel price increases and steel surcharges beginning in early 2004. Factors contributing to the increased steel costs were: (1) China's strong economy and its increased steel consumption and purchase of U.S. scrap steel; (2) the weakened U.S. dollar's dissuasion of foreign steel exports to the U.S.; (3) shortages of coke and iron ore; and (4) increased demand for steel in Korea and the U.S. During early 2004, some types of steel were available on an allocation basis determined by prior year purchases, although currently needed steel is readily available. We are passing along a portion of the increased steel costs to our customers by way of surcharges and price increases. Continued significant steel cost increases, in addition to potential limitation of the steel supply by mills, could negatively impact our gross margins and financial results. However, the Company expects steel prices will be flat or will decline during the remainder of 2005.

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

As of June 30, 2005, we were in compliance with the financial covenants contained in our credit agreement dated as of May 14, 2003, as amended. However, in the future we may be unable to comply with the financial covenants in our credit facility. If such violations occur, the lenders could elect to pursue their contractual remedies under the credit facility, including requiring immediate repayment in full of all amounts outstanding. We may also be unable to secure adequate or timely replacement of financing to repay our lenders in the event of an unanticipated repayment demand.

Acquisitions that we have made in the past and future acquisitions involve risks that could adversely affect our future financial results.

We have completed ten acquisitions since 1994, one of which was disposed during 2004, and we may acquire additional businesses in the future. We may be unable to achieve the benefits expected to be realized from our acquisitions. In addition, we may incur additional costs and our management's attention may be diverted because of unforeseen expenses, difficulties, complications, delays and other risks inherent in acquiring businesses, including the following:
●	we may have difficulty integrating the financial and administrative functions of acquired businesses;
●	acquisitions may divert management's attention from our existing operations;
●	we may have difficulty in competing successfully for available acquisition candidates, completing future acquisitions or accurately estimating the financial effect of any businesses we acquire;
●	we may have delays in realizing the benefits of our strategies for an acquired business;
●	we may not be able to retain key employees necessary to continue the operations of the acquired business;
●	acquisition costs may deplete significant cash amounts or may decrease our operating income;
●	we may choose to acquire a company that is less profitable or has lower profit margins than our company; and
●	future acquired companies may have unknown liabilities that could require us to spend significant amounts of additional capital.

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

In the past, we have experienced negative margins on certain large, specialized aggregate systems projects. These large contracts included both existing and innovative equipment designs, on-site construction and minimum production levels. Since it can be difficult to achieve the expected production results during the project design phase; field-testing and redesign may be required during project installation, resulting in added cost. In addition, due to any number of unforeseen circumstances, which can include adverse weather conditions, projects can incur extended construction and testing delays, which can cause significant cost overruns. We may not be able to sufficiently predict the extent of such unforeseen cost overruns and may experience significant losses on specialized projects.

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

In 2004, international sales represented approximately 24% of net sales. For the six months ended June 30, 2005, international sales accounted for approximately 18.5% of net sales. Although our international sales as a percentage of net sales is lower thus far in 2005 as compared to 2004, we continue our efforts to increase our presence in international markets. In connection with any increase in international sales efforts, we will need to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist. Any difficulties in expanding our international sales may divert management's attention from our existing operations. In addition, international revenues are subject to the following risks:

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
  the seasonal trend of our industry;
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

Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-a5(f) under the Exchange Act) that occurred during the six months ended June 30, 2005 that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Transition of Business and Financial Systems

As of May 1, 2005, the Company's Telsmith subsidiary completed the process of installing the general ledger, purchasing and sales modules of a new ERP computer system as part of a phased implementation schedule. Additional modules related to production, product development and customer resource management are scheduled for installation during the fourth quarter of 2005. The new systems installed were subjected to testing prior to and after May 1, 2005 and are functioning to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have not experienced any significant difficulties to date in connection with the implementation or operations of the new systems.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders was held on Friday, May 20, 2005, in Chattanooga, Tennessee, at which the following matter was submitted to a vote of the shareholders:

Votes regarding the election of four Directors for a term expiring in 2008 were as follows:

Name of Director	FOR	WITHHELD
William D. Gehl	18,476,594	271,962
Ronald F. Green	18,476,594	271,962
Phillip E. Casey	18,526,522	222,034

Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

Term Expiring in 2006

Daniel K. Frierson

Robert G. Stafford

R. Douglas Moffat

Term Expiring in 2007

J. Don Brock

Albert E. Guth

W. Norman Smith

William B Sansom

Item 5. Other Information

The following information should have been disclosed on Forms 8-K by the Company during the quarter covered by this Quarterly Report:

(1) On April 1, 2005, the Company entered into the sixth amendment to the credit agreement with General Electric Capital Corporation to amend the interest rates on the Company's revolving and term loan facilities to more favorable rates than those rates under the previous terms. Under the sixth amendment, interest rates are based on applicable index rates plus a sliding scale of applicable index margins from zero to three-fourths of one percent (0.75%), or at the option of the borrower, the LIBOR margin plus an applicable index margin from two percent (2.0%) to two and three-fourths percent (2.75%) based on a level of total funded debt ratio. In addition, the sixth amendment permits the Company to hold inventory notes or customer financing of no more than $4,000,000 at any time.

(2) On April 1, 2005, Breaker Technology, Ltd., an Ontario corporation and subsidiary of the Company ("Breaker"), entered into the third amendment to the credit agreement with General Electric Capital Canada, Inc. to amend the interest rates on Breaker's revolving credit facility to more favorable rates than those rates under the previous terms. Under the third amendment, interest rates are based on applicable index rates plus a sliding scale of applicable index margins from two percent (2.0%) to two and three-fourths percent (2.75%) based on a level of total funded debt ratio.

(3) On June 7, 2005, Trencor, Inc., a Texas corporation and a subsidiary of the Company ("Seller"), entered into a Commercial Contract of Sale with Great Wolf Resorts, Inc. ("Purchaser") pursuant to which Purchaser agreed to purchase from Seller a 51.373 acre parcel of real property located at 1400 East Highway 26 in the City of Grapevine, Tarrant County, Texas for a purchase price of $13,200,000 with a scheduled closing date of September 27, 2005. Purchaser has deposited an aggregate earnest money deposit of $300,000 in escrow with Lawyers Title Insurance Corporation (the "Title Company"). Purchaser may terminate this Commercial Contract of Sale in Purchaser's sole discretion for any reason whatsoever no matter how arbitrary on or before September 6, 2005. If Purchaser terminates the Commercial Contract of Sale on or before September 6, 2005, then the Title Company shall refund to Purchaser all but $500 of the earnest money deposit and pay to Seller such $500 of the earnest money deposit as full payment and independent consideration for Seller's performance under the Commercial Contract of Sale. If Purchaser fails to timely terminate the Commercial Contract of Sale on or before September 6, 2005, then the Title Company shall pay to Seller the entire earnest money deposit of $300,000 should the sale not close

Item 6. Exhibits

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

10.1 Sixth Amendment to the Credit Agreement, dated April 1, 2005, among Astec Industries, Inc., Astec, Inc., Heatec, Inc., CEI Enterprises, Inc., Astec Systems, Inc., Telsmith, Inc., Kolberg-Pioneer, Inc., Johnson Crushers International, Inc., Breaker Technology, Inc., Astec Mobile Screens, Inc., Carlson Paving Products, Inc., Roadtec, Inc., Trencor, Inc., American Augers, Inc., Astec Holdings, Inc., Astec Investments, Inc., and General Electric Capital Corporation (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 0-14714).

10.2 Third Amendment to the Credit Agreement, dated April 1, 2005, between Breaker Technology, Ltd., an Ontario corporation and General Electric Capital Canada Inc., a Canada corporation (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 0-14714).

10.3 Commercial Contract of Sale, dated June 7, 2005, between Trencor, Inc., a Texas corporation, and Great Wolf Resorts, Inc.

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32* Certification of Chief Executive Officer and Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________

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

ASTEC INDUSTRIES, INC.

(Registrant)

Date 8/9/2005	/s/ J. Don Brock
J. Don Brock
Chairman of the Board and President

Date 8/9/2005	/s/ F. McKamy Hall
F. McKamy Hall
Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

10.3 Commercial Contract of Sale, dated June 7, 2005, between Trencor, Inc., a Texas corporation, and Great Wolf Resorts, Inc.

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