Form 10-Q
period 2005-09-30
ASTEC INDUSTRIES INC
filed 2005-11-09
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.
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

YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☒	NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2005
Common Stock, par value $0.20	20,956,917

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements
Astec Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)
	September 30, 2005 (Unaudited)	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$21,215	$8,349
Trade receivables, net	58,047	44,215
Other receivables	2,287	1,073
Inventories	129,867	126,970
Prepaid expenses and other	13,393	17,877
Total current assets	224,809	198,484
Property and equipment -- net	96,514	96,526
Goodwill	19,327	19,126
Assets held for sale	-	4,886
Other assets	4,912	5,796
Total assets	$345,562	$324,818
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Revolving credit loan	$-	$8,517
Current maturities of long-term debt	9,700	3,310
Accounts payable -- trade	36,358	35,451
Accrued product warranty	5,821	4,789
Customer deposits	8,398	10,415
Accrued Loss Reserves	7,900	7,492
Other accrued liabilities	25,425	22,022
Total current liabilities	93,602	91,996
Long-term debt, less current maturities	-	25,857
Other non-current liabilities	15,228	15,134
Minority interest in consolidated subsidiary	574	575
Total shareholders' equity	236,158	191,256
Total liabilities and shareholders' equity	$345,562	$324,818

Astec Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	$ 149,103	$ 111,718	$ 481,551	$ 393,383
Cost of sales	115,911	89,047	374,034	310,696
Gross profit	33,192	22,671	107,517	82,687
Selling, general, administrative and engineering expenses	23,400	20,473	69,020	59,704
Gain on sale of real estate, net of real estate impairment charge	6,531	-	6,531	-
Income from operations	16,323	2,198	45,028	22,983
Interest expense	1,353	1,156	3,518	3,891
Other income, net of expense	56	103	191	242
Income from continuing operations before income taxes	15,026	1,145	41,701	19,334
Income taxes on continuing operations	4,938	413	14,541	7,428
Minority interest in earnings	29	1	88	47
Income from continuing operations	10,059	731	27,072	11,859
Income from discontinued operations	-	-	-	2,307
Income taxes on discontinued operations	-	-	-	(888)
Gain on disposal of discontinued operations (net of tax of $4,970 in 2004)	-	-	-	5,507
Net income	$ 10,059	$ 731	$ 27,072	$ 18,785

Earnings per common share
Income from continuing operations:
Basic	$ 0.49	$ 0.04	$ 1.34	$ 0.60
Diluted	$ 0.47	$ 0.04	$ 1.30	$ 0.59
Income from discontinued operations:
Basic	$ -	$ -	$ -	$ 0.35
Diluted	$ -	$ -	$ -	$ 0.34
Net income: Basic	$ 0.49	$ 0.04	$ 1.34	$ 0.95
Diluted	$ 0.47	$ 0.04	$ 1.30	$ 0.93
Weighted average common shares outstanding:
Basic	20,523,622	19,763,373	20,146,240	19,698,731
Diluted	21,239,420	20,247,798	20,799,050	20,121,283

Astec Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)-(Unaudited)
	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$ 27,072	$ 18,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,056	8,247
Provision for doubtful accounts	226	557
Provision for inventory reserve	2,427	2,623
Provision for warranty reserve	8,033	6,846
Real estate impairment charge	1,183	-
Deferred income tax provision	(269)	4,803
Gain on disposal of discontinued operations, net of tax	-	(5,507)
Gain on sale and disposition of fixed assets	(60)	(125)
Gain on sale of assets held for sale	(7,714)	-
Minority interest in (earnings) of subsidiary	(29)	(300)
(Increase) decrease in:
Trade and other receivables	(15,080)	(6,472)
Inventories	(4,523)	(9,468)
Prepaid expenses and other	4,670	3,092
Other non-current assets	(242)	(1,385)
Increase (decrease) in:
Accounts payable	907	9,747
Accrued product warranty	(7,001)	(4,837)
Customer deposits	(2,017)	(4,468)
Income taxes payable	6,012	(3,896)
Accrued loss reserves	408	715
Other accrued liabilities	1,707	5,824
Other	133	216
Net cash provided by operating activities	23,899	24,997

Cash flows from investing activities:
Proceeds from sale of property and equipment	90	1,047
Proceeds from disposal of discontinued operations, net	-	23,614
Proceeds from the sale of assets held for sale	12,428	-
Expenditures for property and equipment	(9,321)	(5,593)
Cash paid for acquisition of minority shares	(19)	-
Change in minority interest from redemption of subsidiary shares by parent	-	254
Net cash provided by investing activities	3,178	19,322

Cash flows from financing activities:
Net repayments under revolving credit agreement	(8,517)	(27,341)
Repayments under loan and note agreements	(19,467)	(17,478)
Purchase of Company shares by supplemental executive retirement plan	(132)	(175)
Sale of Company shares by supplemental executive retirement plan	120	-
Proceeds from issuance of common stock	14,079	2,393
Net cash used by financing activities	(13,917)	(42,601)
Effect of exchange rate changes on cash	(294)	109
Net increase in cash and cash equivalents	12,866	1,827
Cash and cash equivalents at beginning of period	8,349	9,735
Cash and cash equivalents at end of period	$ 21,215	$ 11,562

ASTEC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest shareholder annual report.

The condensed balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the "Jobs Creation Act"). The Jobs Creation Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Jobs Creation Act also provides for a two-year phase-out (except for certain pre-existing binding contracts) of the existing Extraterritorial Income (ETI) exclusion tax benefit for foreign sales, which the World Trade Organization (WTO) ruled, was an illegal export subsidy. The European Union (EU) believes that the Jobs Creation Act fails to adequately repeal the illegal export subsidies because of the transitional provisions and has asked the WTO to review whether these transitional provisions are in compliance with their prior ruling. It is not possible to predict what impact this issue will have on future earnings pending the final resolution of this matter. Additionally, the Jobs Creation Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an eighty-five percent (85%) dividend received deduction for certain dividends from controlled foreign corporations.

On December 21, 2004, FASB Staff Position (FSP) FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes", to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, was issued. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with Statement 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return beginning in 2005. Although formal regulations are still pending, the Company has incorporated the expected impact of the new act in its first nine months tax provision. The impact of the tax act was not material to the first nine months financial results, and management does not believe the impact will be material to the 2005 financial statements.

On December 21, 2004, FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," was issued. FSP 109-2 provides companies additional time, beyond the financial reporting period during which the Jobs Creation Act took effect, to evaluate the Jobs Creation Act's impact on a company's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying Statement 109. FSP 109-2 was effective upon issuance. As of September 30, 2005, management had not decided on whether, and to what extent the Company might repatriate foreign earnings, and accordingly, the financial statements do not reflect any provisions for taxes on unremitted foreign earnings. Management has not yet completed its analysis of the Jobs Creation Act and at this time is unable to determine its effect on the financial statements.

Note 2. Stock-based Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees. The following summary presents the Company's net income and per share earnings that would have been reported had the Company determined stock-based employee compensation cost using the fair value method of accounting set forth under SFAS 123. There is no stock-based employee compensation cost in net income as reported.

The pro forma impact on net income shown below may not be representative of future effects.
	(in thousands, except per share amounts)
	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$ 10,059	$ 731	$ 27,072	$ 18,785
Stock compensation expense under SFAS 123, net of tax benefit, less tax benefit from disqualifying dispositions of stock options	105	54	(294)	59
Adjusted net income	$ 10,164	$ 785	$ 26,778	$ 18,844

Basic earnings per share, as reported	$ 0.49	$ 0.04	$ 1.34	$ 0.95
Stock compensation expense under SFAS 123, net of tax benefit, less tax benefit from disqualifying dispositions of stock options	0.01	-	(0.01)	0.01
Adjusted basic earnings per share	$ 0.50	$ 0.04	$ 1.33	$ 0.96

Diluted earnings per share, as reported	$ 0.47	$ 0.04	$ 1.30	$ 0.93
Stock compensation expense under SFAS 123, net of tax benefit, less tax benefit from disqualifying dispositions of stock options	0.01	-	(0.01)	.01
Adjusted diluted earnings per share	$ 0.48	$ 0.04	$ 1.29	$ 0.94

Note 3. Receivables

Receivables are net of allowance for doubtful accounts of $2,071,000 and $2,093,000 for September 30, 2005 and December 31, 2004, respectively.

Note 4. Inventories

Inventories are stated at the lower of first-in, first-out cost or market and consist of the following:

	(in thousands)
	September 30, 2005	December 31, 2004
Raw Materials	$ 63,191	$ 58,066
Work-in-Process	29,820	28,773
Finished Goods	25,540	28,869
Used Equipment	11,316	11,262
Total	$ 129,867	$ 126,970

Note 5. Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with SFAS No. 128. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities.

The following table sets forth the computation of basic and diluted earnings per share:
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Numerator:
Income from continuing operations	$ 10,059,000	$ 731,000	$ 27,072,000	$ 11,859,000
Income from discontinued operations	-	-	-	6,926,000
Net income	$ 10,059,000	$ 731,000	$ 27,072,000	$ 18,785,000
Denominator:
Denominator for basic earnings per share	20,523,622	19,763,373	20,146,240	19,698,731
Effect of dilutive securities:
Employee stock options	599,527	374,585	534,696	316,165
Supplemental Executive Retirement Plan	116,271	109,840	118,114	106,387
Denominator for diluted earnings per share	21,239,420	20,247,798	20,799,050	20,121,283

Income from continuing operations:
Basic	$ 0.49	$ 0.04	$ 1.34	$ 0.60
Diluted	$ 0.47	$ 0.04	$ 1.30	$ 0.59

Income from discontinued operations:
Basic	$ -	$ -	$ -	$ 0.35
Diluted	$ -	$ -	$ -	$ 0.34

Net income:
Basic	$ 0.49	$ 0.04	$ 1.34	$ 0.95
Diluted	$ 0.47	$ 0.04	$ 1.30	$ 0.93

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

Options totaling approximately 507,000 and 1,082,000 for the three months ended September 30, 2005 and 2004, respectively were antidilutive and were therefore not included in the diluted EPS computation. Options totaling approximately 930,000 and 1,636,000 for the nine months ended September 30, 2005 and 2004, respectively were antidilutive and were therefore not included in the diluted EPS computation.

Note 6. Property and Equipment

Property and equipment is stated at cost, less any required impairment charge. Property and equipment is net of accumulated depreciation of $98,907,000 and $91,537,000 as of September 30, 2005 and December 31, 2004, respectively. During the third quarter of 2005, as part of the Company's periodic review of its operations, the Company assessed the recoverability of the carrying value of certain fixed assets which resulted in an impairment loss of $1,183,000 on certain real estate currently not being used in the operations of the Company. This loss reflects the amounts by which the carrying value of the real estate exceeded its estimated fair value. This loss is included in operating expenses as a component of "gain on sale of real estate, net of real estate impairment charge" in the statement of income for the third quarter of 2005. The real estate values and related impairment charge are included in the Asphalt Group for segment reporting purposes.

Note 7. Comprehensive Income

Total comprehensive income for the three and nine month periods ended September 30, 2005 was $11,106,000 and $26,825,000, respectively. Comprehensive income for the three and nine month periods ended September 30, 2004 was $1,245,000 and $19,411,000 respectively.

The components of comprehensive income or loss for the periods indicated are set forth below:
	(in thousands)
	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Net income	$ 10,059	$ 731	$ 27,072	$ 18,785
Net increase in accumulated fair value of derivative financial instruments	-	73	134	216
Increase (decrease) in foreign currency translation	1,047	441	(381)	410
Total comprehensive income	$ 11,106	$ 1,245	$ 26,825	$ 19,411

Note 8. Contingent Matters

Certain customers have financed purchases of Astec products through arrangements in which the Company is contingently liable for customer debt of approximately $11,715,000 and for residual value guarantees aggregating approximately $1,372,000 at September 30, 2005 and contingently liable for customer debt of approximately $16,262,000 and for residual value guarantees aggregating approximately $1,305,000 at December 31, 2004. The Company's credit facility with General Electric Capital Corporation dated May 14, 2003 limits contingent liabilities or guaranteed indebtedness created after May 14, 2003 to an aggregate total of $5,000,000 at any time, or to $2,000,000 for any one customer. As of September 30, 2005, guaranteed indebtedness created under the current loan agreement dated May 14, 2003 was $750,000. At September 30, 2005, the maximum potential amount of future payments for which the Company would be liable is equal to $13,087,000. Because the Company does not believe it will be called on to fulfill any of these contingencies, the carrying amounts on the consolidated balance sheets of the Company for these contingent liabilities are zero.

In addition, the Company is contingently liable under letters of credit of approximately $15,822,000, of which $9,338,000 is related to Industrial Revenue Bonds, which during the third quarter of 2005 the Company gave the required notices to the trustee of the bondholders of the Company's intention to fully pay off the entire balance of the Industrial Revenue Bonds during the fourth quarter of 2005. Under the Company's credit facility, the terms of letters of credit are limited to one year. Under the credit facility of the Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., the Company is contingently liable for approximately $382,000 in performance and retention bonds. As of September 30, 2005, the maximum potential amount of future payments for which the Company would be liable is approximately $16,204,000, of which $9,200,000 is recorded as debt in the accompanying consolidated balance sheet.

The Company is currently a party to various claims and legal proceedings that have arisen in the ordinary course of business. If management believes that a loss arising from such claims and legal proceedings is probable and can reasonably be estimated, the Company records the amount of the loss (including estimated legal costs), or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As management becomes aware of additional information concerning such contingencies, any potential liability related to these matters is assessed and the estimates are revised, if necessary. If management believes that a loss arising from such claims and legal proceedings is either (i) probable but cannot be reasonably estimated or (ii) reasonably possible but not probable, the Company does not record the amount of the loss, but does make specific disclosure of such matter. Based upon currently available information and with the advice of counsel, management believes that the ultimate outcome of its current claims and legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's financial position, cash flows or results of operations. However, claims and legal proceedings are subject to inherent uncertainties and rulings unfavorable to the Company could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse effect on the Company's financial position, cash flows or results of operations. See Note 11 for further information about legal matters.

Note 9. Segment Information

	(in thousands)
	Three months ended
	September 30, 2005
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$34,962	$63,262	$27,964	$22,915	$0	$149,103
Intersegment revenues	2,198	7,675	545	15	0	10,433
Gross profit	7,749	15,278	6,380	3,809	(24)	33,192
Gross profit percent	22.2%	24.2%	22.8%	16.6%	0.0%	22.3%
Segment profit (loss)	$2,223	$6,361	$3,235	$7,538	$(9,303)	$10,054

	(in thousands)
	Nine months ended
	September 30, 2005
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$136,286	$186,277	$91,384	$67,604	$0	$481,551
Intersegment revenues	8,140	17,037	2,295	34	1,098	28,604
Gross profit (loss)	29,592	44,952	21,062	11,974	(63)	107,517
Gross profit percent	21.7%	24.1%	23.0%	17.7%	0.0%	22.3%
Segment profit (loss)	$14,262	$19,046	$10,328	$8,442	$(24,940)	$27,138

	(in thousands)
	Three months ended
	September 30, 2004
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$26,873	$47,448	$18,971	$18,426	$0	$111,718
Intersegment revenues	1,169	1,304	57	67	0	2,597
Gross profit (loss)	4,718	10,796	3,697	3,695	(235)	22,671
Gross profit percent	17.6%	22.8%	19.5%	20.1%	0.0%	20.3%
Segment profit (loss)	$ 772	$2,898	$ 370	$477	$(3,859)	$ 658

	(in thousands)
	Nine months ended
	September 30, 2004
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$114,461	$154,780	$69,621	$54,476	$ 45	$393,383
Intersegment revenues	6,305	3,501	764	68	614	11,252
Gross profit (loss)	22,727	36,116	15,856	8,747	(759)	82,687
Gross profit percent	19.9%	23.3%	22.8%	16.1%	0.0%	21.0%
Segment profit (loss)	$ 10,035	$ 14,137	$ 5,878	$ 395	$(18,507)	$ 11,938

Reconciliation of the reportable segment totals for profit or loss to the Company's consolidated totals is as follows:
	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Total profit for reportable segments	$10,054	$ 658	$27,138	$11,938
Minority interest in earnings	(29)	(1)	(88)	(47)
Recapture (elimination) of intersegment profit	34	74	22	(32)
Net income from continuing operations	10,059	731	27,072	11,859
Income from discontinued operations, net of tax	-	-	-	1,419
Gain on sale of discontinued operation, net of tax	-	-	-	5,507
Consolidated net income	$10,059	$ 731	$27,072	$18,785

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

Note 12. Seasonality

Approximately eighty percent (80%) of the Company's business volume typically occurs during the first nine months of the year. During the usual seasonal trend, the first three quarters of the year are the Company's stronger quarters for business volume, with the fourth quarter normally being the weakest quarter.

Note 13. Financial Instruments

For the three and nine month periods ended September 30, 2005, the Company had Other Comprehensive Income ("OCI") amortized through interest expense of approximately $0 and $134,000, respectively as compared to $115,000 and $345,000 for the three and nine month periods ended September 30, 2004, respectively. Monthly amortization of OCI through interest expense was approximately $38,000 through March 2005 with the balance of $19,000 being amortized in April 2005.

Note 14. Goodwill

At September 30, 2005 and December 31, 2004, the Company had unamortized goodwill in the amount of $19,327,000 and $19,126,000, respectively.

The changes in the carrying amount of goodwill by operating segment for the three quarters ended September 30, 2005 are as follows:
	Asphalt Group	Aggregate and Mining Group	(in thousands) Mobile Asphalt Paving Group	Underground Group	Total
Balance December 31, 2004	$ 1,157	$ 16,323	$ 1,646	$ 0	$19,126
Foreign currency translation	0	(27)	0	0	(27)
Balance March 31, 2005	$ 1,157	$ 16,296	$ 1,646	$ 0	$ 19,099
Foreign currency translation	0	(98)	0	0	(98)
Balance June 30, 2005	$ 1,157	$ 16,198	$ 1,646	$ 0	$ 19,001
Foreign currency translation	0	326	0	0	326
Balance September 30, 2005	$ 1,157	$ 16,524	$ 1,646	$ 0	$ 19,327

Note 15. Long-term Debt

On May 14, 2003, the Company refinanced its revolving credit facility and senior note agreement with new credit facilities of up to $150,000,000, secured by the Company's assets. The Company entered into a credit facility of up to $145,000,000 with General Electric Capital Corporation ("GECC"), while the Company and its Canadian subsidiary, Breaker Technology, Ltd., entered into a credit facility of up to $5,000,000 with General Electric Capital Canada, Inc. ("GEC Canada"). As part of the $145,000,000 GECC agreement, the Company entered into a term loan in the amount of $37,500,000 with an interest rate of one percent (1%) above the higher of the Wall Street Journal prime rate and the Federal Funds Rate plus one-half of one percent (1/2%) or, at the election of the Company, three percent (3%) above the London Interbank Offered Rate ("LIBOR"). The term loan maturity date per the agreement was May 14, 2007. In addition to the required quarterly term-loan payments, during 2004, the Company made additional term-loan payments of approximately $11,134,000 related to the sale of certain assets and the release of certain assets as term loan security. As a result of these payments, the term loan was re-amortized to require quarterly principal payments of $702,485 on the first day of each quarter, and a final payment of the principal balance due on May 14, 2007. However, during the third quarter of 2005, the Company used available cash to pay off the term loan portion of the GECC debt early. Due to the early repayment of this loan, the Company expensed $519,000 of related previously unamortized loan fees in the third quarter of 2005 as additional interest expense.

The May 14, 2003 GECC credit agreement also included a revolving credit facility of up to $107,500,000, of which available credit under the facility is based on a percentage of the Company's eligible accounts receivable and inventories. Availability under the revolving facility is adjusted monthly and interest is due in arrears. The revolving credit facility has a maturity date of May 14, 2007. At inception, the interest rate on the revolving credit loan was one percent (1%) above the higher of the Wall Street Journal prime rate and the Federal Funds Rate plus one-half of one percent (1/2%) or, at the election of the Company, three percent (3%) above LIBOR. The credit facility contains certain restrictive financial covenants relative to operating ratios and capital expenditures.

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

On June 30, 2004, the Company completed the sale and transfer of substantially all of the assets and substantially all of the liabilities of Superior Industries of Morris, Inc. Under the terms of the purchase and sale agreement, the purchase price for the assets and liabilities of Superior was approximately $24,000,000, which amount was subject to post-closing adjustment based on the performance of Superior in the second quarter of 2004. The adjusted sales price at June 30, 2004 was $23,600,000 and was subject to a post-closing audit. The proceeds of the sale were used to pay the outstanding revolving credit facility with GECC at June 30, 2004, which totaled approximately $13,000,000. In addition, on June 30, 2004, $4,500,000 of the sale proceeds were used to pay down the GECC term loan.

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

On September 22, 2005, the Company notified GECC of the Company's intention to voluntarily prepay in full the outstanding balance of the term loan on September 30, 2005. The credit agreement, as previously amended, required a ten (10) day notice from the Company of such prepayment. On September 30, 2005 an agreement was reached waiving the ten (10) day notice requirement in this instance. As mentioned above, the Company prepaid the entire term loan on September 30, 2005.

The Company was in compliance with the financial covenants under its credit facility as of September 30, 2005.

As of December 31, 2004, the Company's long term debt, less current maturities, totaled $25,857,000 which was comprised of $16,157,000 under the GECC facility and $9,700,000 of Industrial Revenue Bonds. During the third quarter of 2005, the Company paid off the remaining balance of the long term loan with GECC and also gave the required notices to the trustee of the bondholders of the Company's intention to pay off the entire balance of the Industrial Revenue Bonds during the fourth quarter of 2005. Accordingly, the $9,700,000 of Industrial Revenue Bond debt currently outstanding is shown as current maturities of long term debt with no amounts shown as long term debt at September 30, 2005. Additionally, there were no amounts outstanding under the GECC revolving credit facility at September 30, 2005 as compared to $8,517,000 at December 31, 2004. As of September 30, 2005, total availability under the revolving GECC credit facility was approximately $80,141,000.

The Company's Canadian subsidiary, Breaker Technology Ltd, has available a credit facility issued by GEC Canada dated May 14, 2003 with a term of four years for $5,000,000 to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit guarantees. At September 30, 2005, Breaker Technology Ltd did not have any outstanding balance under the credit facility but did have approximately $358,000 in letter of credit guarantees under the facility. This amount is included in total letter of credit guarantees disclosed in "Note 8 - Contingent Matters" above. The Company is the primary guarantor to GEC Canada of payment and performance for this $5,000,000 credit facility. The term of the guarantee is equal to the related debt. The maximum potential amount of future payments the Company would be required to make under its guarantee at September 30, 2005 was $358,000.

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

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., has available a credit facility dated April 19, 2004, as amended on June 20, 2005 with Firstrand Bank Limited of approximately $3,150,000 to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. The credit facility has no maturity date. The interest rate on the facility is a variable prime rate, currently ten and one-half percent (10.5%), which is a reasonable interest rate in South Africa. As of September 30, 2005, Osborn Engineered Products had no outstanding borrowings under the credit facility, but approximately $382,000 in performance and retention bonds were guaranteed under the facility. The facility is secured by Osborn's accounts receivable, retention and cash balances. The available facility fluctuates monthly based upon fifty percent (50%) of Osborn's accounts receivables and retention plus cash balances at the end of the prior month. As of September 30, 2005, Osborn Engineered Products had available credit under the facility of approximately $2,768,000.

.

Note 16. Product Warranty Reserves

Changes in the Company's product warranty liability for the three and nine month periods ended September 30, 2005 and 2004 are as follows:
	(in thousands)
	Three Months Ended September 30		Nine months Ended September 30
	2005	2004	2005	2004
Reserve balance at beginning of period	$ 5,425	$ 5,292	$ 4,789	$ 3,613
Warranty liabilities accrued during the period	2,616	1,915	8,033	6,846
Warranty liabilities settled during the period	(2,220)	(1,741)	(7,001)	(4,993)
Reserve balance at the end of the period	$ 5,821	$ 5,466	$ 5,821	$ 5,466

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

Note 17. Assets Held for Sale

The Company's Trencor, Inc. manufacturing operations formerly located in Grapevine, Texas were relocated to the Loudon, Tennessee facility during the fourth quarter of 2002. On September 27, 2005, the Company closed on the sale of the vacated Grapevine, Texas facility to Great Wolf Resorts, Inc. for $13,200,000. The assets sold had previously been classified on the consolidated balance sheet as assets held for sale with a book value of $4,886,000. The related gain, net of closing costs, on the sale of the property of $7,714,000 is included in operating expenses as a component of "gain on sale of real estate, net of real estate impairment charge" in the third quarter of 2005 statement of income. The assets sold and the related gain is included in the Underground Group for segment reporting purposes.

Note 18. Post Retirement Benefits

The Company expects to contribute approximately $250,000 to its pension plan and $100,000 to its post-retirement benefit plan during 2005. Approximately $187,000 of the contribution was paid to the pension plan and approximately $75,000 was paid for post-retirement benefits during the nine months ended September 30, 2005.

The components of net periodic pension cost for the nine months ended September 30, 2005 and 2004 are as follows:
	(in thousands)
	Pension Benefit		Post Retirement Benefits
	2005	2004	2005	2004
Service cost	$ -	$ -	$ 83	$ 89
Interest cost	402	401	75	81
Expected return on assets	(387)	(362)	-	-
Amortization of prior service cost	-	-	21	25
Amortization of net (gain) loss	72	36	(23)	(20)
Net periodic benefit cost	$ 87	$ 75	$ 156	$ 175

In May 2004, the FASB issued FSP No. 106-2, Accounting and Disclosure Requirements Related to the Prescription Drug, Improvement and Modernization Act of 2003 which provides authoritative guidance on accounting for the Medicare Act. The Medicare Act provides for a possible federal subsidy of certain prescription drug claims for sponsors of retiree health care plans with drug benefits, beginning in 2006. The Company has determined that the Company's two post retirement medical insurance plans, which provide prescription drug benefits, will not be entitled to the federal subsidy under the Medicare Act. Therefore, management believes the application of the provisions of FSP No. 106-2 will not have a significant impact on the Company's consolidated financial statements.

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

Note 20. Other Income, net of expense

For the three months ended September 30, 2005 and 2004, the Company had other income, net of expenses, totaling $56,000 and $103,000 respectively. For the nine months ended September 30, 2005 and 2004, the Company had other income, net of expenses, totaling $191,000 and $242,000 respectively. Major items comprising the net totals for the periods are as follows:
	(in thousands)
	Three Months Ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004
Interest Income	$ 248	$ 83	$ 451	$ 236
Loss on foreign currency transactions	(133)	(76)	(116)	(100)
Other	(59)	96	(144)	106
Total	$ 56	$ 103	$ 191	$ 242

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words, "believes," "anticipates," "intends," and "expects" and similar expressions. Such forward-looking statements include, without limitation, statements regarding the Company's expected sales during 2005, the Company's expected effective tax rates for 2005, the Company's expected capital expenditures in 2005, the expected benefit of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through September 30, 2006, the impact of the enactment of SAFTEA-LU, the improving economic environment as it affects the Company, the timing and impact of the improving economy, the Company's general liability insurance coverage for product liability and other similar tort claims, the Company being called upon to fulfill certain contingencies, the expected contributions by the Company to its pension plan, its post-retirement plan and other benefits, the rise of interest rates and the impact of such rise on the financial results of the Company, the changes in the price of steel and oil, the change in the level of the Company's presence in international markets, the impact of SFAS 123R, the impact of FSP FAS 109-1 and the ultimate outcome of the Company's current claims and legal proceedings.

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

In addition to the risks and uncertainties identified elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, most recently in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005, the risk factors described in the section under the caption "Risk Factors" should be carefully considered when evaluating the Company's business and future prospects.

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

Public sector spending at the federal, state and local levels has been driven in large part by federal spending under the six-year federal-aid highway program, the Transportation Equity Act for the 21st Century ("TEA-21"), enacted in June 1998. TEA-21 authorized the appropriation of $217 billion in federal aid for road, highway and bridge construction, repair and improvement and other federal highway and transit projects for federal fiscal years October 1, 1998 through September 30, 2003. In August, 2005 President Bush signed into law the Safe, Accountable, Flexible and Efficient Transportation Equity Act- A Legacy for Users ("SAFETEA-LU") which authorizes appropriation of $286.5 billion in guaranteed federal funding for road, highway and bridge construction, repair and improvement of the federal highway and transit projects for federal fiscal years October 1, 2004 through September 30, 2009. There were a series of 11 extensions of the previous bill and Congress made the August 2005 bill effective October 1, 2004. The required legislation for funding for the year beginning October 1, 2005 has not been passed and funding is continuing based on the prior year level.

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and its impact on customers' purchase decisions and the price of steel may each affect the Company's financial performance. Economic downturns, like the one experienced in 2001 through 2003, generally result in decreased purchasing by the Company's customers, which in turn, causes reductions in sales and increased pricing pressure on the Company's products. Rising interest rates also typically have the effect of negatively impacting customers' attitudes toward purchasing equipment. The Company expects interest rates to rise during the year, but it does not expect such increases to have a material impact on the financial results of the Company. In addition, significant portions of the Company's revenues relate to the sale of equipment that produces asphalt mix. A major component of asphalt is oil. A rise in the price of oil increases the cost of providing asphalt, which could likely decrease demand for asphalt, and therefore decrease demand for the Company's products. Steel is a major component in the Company's equipment. As steel prices increased during 2004, the cost of manufactured parts as well as the costs of purchased parts and components also increased. Although the Company has instituted price increases in response to rising steel prices, purchased parts and component prices, if the Company is not able to raise the prices of its products enough to cover the increased costs of goods, the Company's financial results will be negatively affected. The Company believes that steel prices will be flat or will decline during the remainder of the year, and expects oil prices to be very volatile during the remainder of the year. The Company's customers appear to be adapting their prices in response to the fluctuating oil prices and the fluctuations do not appear to be impairing the equipment purchases by them at this time. In addition to the factors stated above, many of the Company's markets are highly competitive, and its products compete worldwide with a number of other manufacturers and distributors that produce and sell similar products.

The Company believes that, based on its backlog and customer activity, the economic environment as it impacts the Company will continue to improve. The Company also believes that SAFETEA-LU6, will result in sustained or increased federal availability of highway funds and such funding should have a positive impact on customers' attitudes toward purchasing new equipment. In addition, the Company believes that an improving economy should increase state highway funding revenues and private commercial projects.

Results of Operations

For the three months ended September 30, 2005, net sales increased $37,385,000, or 33.5%, to $149,103,000 from $111,718,000 for the three months ended September 30, 2004. Sales are generated primarily from new equipment purchases made by customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development. For the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004, (1) net sales for the Asphalt Group increased approximately $8,089,000 or 30.1%; (2) net sales for the Aggregate and Mining Group increased approximately $15,814,000 or 33.3%; (3) net sales for the Underground Group increased approximately $4,489,000 or 24.4%; and (4) net sales for the Mobile Asphalt Group increased approximately $8,993,000 or 47.4%. For the quarter ended September 30, 2005 compared to the same period of 2004, the Company believes that the increase in the sales for all business segments related to a general improvement in the economy and increased market confidence of customers and dealers.

For the nine months ended September 30, 2005, net sales increased $88,168,000, or 22.4%, to $481,551,000 from $393,383,000 for the nine months ended September 30, 2004. For the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, (1) net sales for the Asphalt Group increased approximately $21,825,000 or 19.1%; (2) net sales of the Aggregate and Mining Group increased approximately $31,497,000 or 20.3%; (3) net sales for the Underground Group increased approximately $13,128,000 or 24.1%; and (4) net sales for the Mobile Asphalt Group increased approximately $21,763,000 or 31.3%. For the nine months ended September 30, 2005 compared to the same period of 2004, the Company believes that the increase in the sales for all business segments related to a general improvement in the economy and increased market confidence of customers and dealers. Net sales for the nine months ended September 30, 2004 exclude discontinued operations.

International sales for the quarter ended September 30, 2005 compared to the same period of 2004 decreased $941,000, or 3.1%. International sales were $29,002,000 for the quarter ended September 30, 2005 compared to $29,943,000, for the quarter ended September 30, 2004. For the quarters ended September 30, 2005 and 2004, international sales accounted for approximately 19.5% and 26.8% of net sales, respectively. International sales increased for the third quarter of 2005 compared to the same period in 2004, in Australia, Central America, Africa, the West Indies and the Middle East, while for the comparable period international sales decreased in Europe, South America and Asia. The Company believes the overall decreased level of international sales from continuing operations relates to a general weakness in certain foreign economies and strengthening of the U.S. dollar compared to certain foreign currencies.

International sales from continuing operations for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 decreased $6,286,000, or 6.5%, to $90,571,000 from $96,857,000. For the nine months ended September 30, 2005 and 2004, international sales from continuing operations accounted for approximately 18.8% and 24.6% of net sales, respectively. International sales increased for the nine months ended September 30, 2005 compared to the same period in 2004 in the West Indies, Canada and Africa, while for comparable periods, international sales decreased in Europe, Asia and Australia. The Company is unable to determine whether the decrease in international sales volume for the three and nine months ended September 30, 2005 compared to the same periods of 2004 will be a trend or if the market as a whole experienced this decrease.

Parts sales for the quarter ended September 30, 2005 were $35,642,000 compared to $26,482,000 for the quarter ended September 30, 2004, for an increase of $9,160,000 or 34.6%.

For the nine months ended September 30, 2005, parts sales from continuing operations were $109,374,000 compared to $87,896,000 for the nine months ended September 30, 2004, for an increase of $21,478,000 or 24.4%.

Gross profit for the three months ended September 30, 2005 increased $10,521,000, or 46.4%, to $33,192,000 from $22,671,000 for the three months ended September 30, 2004. Gross profit as a percentage of sales for the three months ended September 30, 2005 and 2004 was 22.3% and 20.3%, respectively. The gross profit percentage increase for the quarter ended September 30, 2005 compared to the same period of 2004 was primarily due to a favorable mix of products, including increased parts sales, price increases and moderation of steel and steel components costs.

Gross profit for the nine months ended September 30, 2005 increased $24,830,000, or 30.0%, to $107,517,000 from $82,687,000 for the nine months ended September 30, 2004. Gross profit as a percentage of sales for the nine months ended September 30, 2005 and 2004 was 22.3% and 21.0%, respectively. The gross profit percentage increase for the nine months ended September 30, 2005 compared to the same period of 2004 related primarily to a favorable mix of products, including increased parts sales, price increases and moderation of steel and steel components costs.

Selling, general, administrative and engineering expenses for the quarter ended September 30, 2005 were $23,400,000 or 15.7% of net sales, compared to $20,473,000, or 18.3% of net sales for the quarter ended September 30, 2004, an increase of $2,927,000 or 14.3%. The increase in selling, general, administrative and engineering expenses for the three months ended September 30, 2005 compared to the same period of 2004 related primarily to an increase in personnel expenses of approximately $1,636,000 due to increased staffing in order to support increased sales volume. Sales commissions increased approximately $463,000 due to increased sales volumes and legal and professional expense increased approximately $830,000. These increases were offset by a decrease in health insurance expense of approximately $687,000.

Selling, general, administrative and engineering expenses for the nine months ended September 30, 2005 were $69,020,000 or 14.3% of net sales, compared to $59,704,000 or 15.2% of net sales for the nine months ended September 30, 2004, an increase of $9,316,000, or 15.6%. The increase in selling, general, administrative and engineering expenses for the nine months ended September 30, 2005 compared to the same period of 2004 related primarily to increased personnel expenses of approximately $4,034,000 due to increased staffing in order to support increased sales volume. Sales commissions increased approximately $953,000 due to increased sales volume. Legal and professional fees increased approximately $1,401,000 while research and development increased approximately $420,000. The Company's goal is to limit total selling, general, administrative and engineering expenses to 14% of sales.

On September 27, 2005, the Company closed on the sale of the vacated Grapevine, Texas facility for $13,200,000. The disposed assets had previously been classified on the consolidated balance sheet as assets held for sale with a book value of $4,886,000. As a result, the Company recorded a pretax gain, net of closing costs, on the disposal of the Grapevine, Texas facility of $7,714,000. In addition, during the third quarter of 2005, as a result of the Company's periodic review of its operations, the Company determined that certain idle real estate on the consolidated balance sheet included in property and equipment-net was impaired. The gain on the sale of the Grapevine, Texas facility of $7,714,000, net of the real estate impairment charge of $1,183,000, resulted in a net gain of $6,531,000, which is shown on the consolidated statement of income for the periods ending September 30, 2005 as "gain on sale of real estate, net of real estate impairment charge".

For the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004, interest expense increased $197,000, or 17.0%, to $1,353,000 from $1,156,000. Interest expense as a percentage of net sales was 0.9% and 1.0% for the quarters ended September 30, 2005 and 2004, respectively. The increase in interest expense for the three months ended September 30, 2005 compared to the same period of 2004 related primarily to the write off of approximately $520,000 of deferred financing fees related to the early payoff of the Company's term debt offset by lower interest costs due to the decrease in outstanding debt.

For the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, interest expense decreased $373,000, or 9.6%, to $3,518,000 from $3,891,000. Interest expense as a percentage of net sales was 0.7% and 1.0% for the nine months ended September 30, 2005 and 2004, respectively. The decrease in interest expense for the nine months ended September 30, 2005 compared to the same period of 2004 related primarily to the decrease in outstanding debt and the lower interest rate on debt under the current lending arrangements, offset by the write off of $520,000 of deferred financing fees related to the early payoff of the Company's term debt.

Other income, net was $56,000 for the quarter ended September 30, 2005 compared to other income, net of $103,000 for the quarter ended September 30, 2004, a decrease of $47,000. Other income, net for the quarters ended September 30, 2004 and 2005 consisted primarily of interest income, foreign currency exchange gains and losses and expenses related to maintaining the Grapevine facility.

For the nine months ended September 30, 2005, other income, net decreased $51,000 to $191,000 from $242,000 for the nine months ended September 30, 2004. Other income, net for the nine months ended September 30, 2004 and 2005 consisted primarily of interest income, foreign currency exchange gains and losses and expenses related to maintaining the Grapevine facility.

For the three months ended September 30, 2005, the Company recorded income tax expense on continuing operations of $4,938,000, compared to income tax expense from continuing operations of $413,000 for the three months ended September 30, 2004. This resulted in effective tax rates for the quarters ended September 30, 2005 and 2004 of 32.9% and 36.1%, respectively. For the nine months ended September 30, 2005, the Company recorded income tax expense from continuing operations of $14,541,000, compared to income tax expense from continuing operations of $7,428,000 for the nine months ended September 30, 2004. Due to the Manufacturers Domestic Production Tax Deduction, the Company expects the effective tax rate for continuing operations for 2005 to decrease approximately 1.0% compared to historical effective rates. The effective tax rates for the nine months ended September 30, 2005 and 2004 were 34.9% and 38.4%, respectively. The decrease in the effective tax rates for the quarter and nine months ended September 30, 2005 compared to the same periods in 2004 is primarily due to an income tax credit claimed by the Company related to certain research and development expenditures, the Manufacturers Domestic Production Tax Deduction and an increase in the extraterritorial income exclusion.

For the three months ended September 30, 2005, the Company had income from continuing operations of $10,059,000 compared to income from continuing operations of $731,000 for the three months ended September 30, 2004, for an increase of $9,328,000. Income from continuing operations for the nine months ended September 30, 2005 was $27,072,000 compared to income from continuing operations of $11,859,000 for the nine months ended September 30, 2004, for an increase of $15,213,000, or 128.3%.

For the nine months ended September 30, 2004, the Company had income from discontinued operations, net of tax related to the sale of substantially all of the assets and liabilities of Superior Industries of Morris, Inc., of $1,419,000. The effective tax rate for discontinued operations was comparable to historical effective tax rates for continuing operations.

At September 30, 2004, the Company recorded a gain on the disposal of discontinued operations, net of tax in the amount of $5,507,000. The tax expense recorded related to the gain on disposal at September 30, 2004 was $4,970,000. The higher effective tax rate (47%) of the net gain on disposition was the result of goodwill on the books of Superior Industries of Morris, Inc., which is not deductible in the calculation of the tax expense.

For the three months ended September 30, 2005, the Company had net income of $10,059,000 compared to net income of $731,000 for the three months ended September 30, 2004 for an increase of $9,328,000. Earnings per diluted share for the three months ended September 30, 2005 were $0.47 compared to a net income per diluted share for the quarter ended September 30, 2004 of $0.04. Diluted shares outstanding for the three months ended September 30, 2005 and 2004 were 21,239,420 and 20,247,798, respectively.

The third quarter of 2005 included an after tax gain on the sale of the Grapevine, Texas property of $4,736,000, an after tax real estate impairment charge of $726,000 and after tax costs of $319,000 related to the payoff of the term loan. The gain on sale of real estate, net of real estate impairment charges, is presented as a separate line on the statement of income statement and the costs related to the loan payoff are included in interest expense set forth therein. Excluding these items, net income for the third quarter of 2005 was $6,368,000, or $0.30 per diluted share, compared to net income for the third quarter of 2004 of $731,000, or $0.04 per diluted share for a $0.26 per share increase

For the nine months ended September 30, 2005, net income was $27,072,000, compared to net income of $18,785,000 for the nine months ended September 30, 2004, for an increase of $8,287,000, or 44.1%. Earnings per diluted share for the nine months ended September 30, 2005 were $1.30 compared to net income per share for the nine months ended September 30, 2004 of $0.93. Diluted shares outstanding for the nine months ended September 30, 2005 and 2004 were 20,799,050 and 20,121,283, respectively.

Backlog of orders for continuing operations at September 30, 2005 was $72,233,000, compared to $66,762,000 at September 30, 2004, for an increase of $5,471,000 or 8.2%. The increase in the backlog of orders at September 30, 2005 compared to September 30, 2004 related to an increase in domestic orders totaling approximately $10,725,000 offset by a decrease in international orders of approximately $5,254,000. The increase in domestic orders at September 30, 2005 related primarily to increased orders for the Company's Aggregate and Mining Group, which increased approximately $13,250,000. The Company is unable to determine whether the increase in backlog was experienced by the industry as a whole.

Liquidity and Capital Resources

On May 14, 2003, the Company refinanced its revolving credit facility and senior note agreement with new credit facilities of up to $150,000,000, secured by the Company's assets. The Company entered into a credit facility of up to $145,000,000 with General Electric Capital Corporation ("GECC"), while the Company and its Canadian subsidiary, Breaker Technology, Ltd., entered into a credit facility of up to $5,000,000 with General Electric Capital Canada, Inc. ("GEC Canada"). As part of the $145,000,000 GECC agreement, the Company entered into a term loan in the amount of $37,500,000 with an interest rate of one percent (1%) above the higher of the Wall Street Journal prime rate and the Federal Funds Rate plus one-half of one percent (1/2%) or, at the election of the Company, three percent (3%) above the London Interbank Offered Rate ("LIBOR"). The term loan maturity date per the agreement was May 14, 2007. In addition to the required quarterly term-loan payments, during 2004, the Company made additional term-loan payments of approximately $11,134,000 related to the sale of certain assets and the release of certain assets as term loan security. As a result of these payments, the term loan was re-amortized to require quarterly principal payments of $702,485 on the first day of each quarter, and a final payment of the principal balance due on May 14, 2007. However, during the third quarter of 2005, the Company used available cash to pay off the term loan portion of the GECC debt early. Due to the early repayment of this loan, the Company expensed $519,000 of related previously unamortized loan fees in the third quarter of 2005 as additional interest expense.

The May 14, 2003 GECC credit agreement also included a revolving credit facility of up to $107,500,000, of which available credit under the facility is based on a percentage of the Company's eligible accounts receivable and inventories. Availability under the revolving facility is adjusted monthly and interest is due in arrears. The revolving credit facility has a maturity date of May 14, 2007. At inception, the interest rate on the revolving credit loan was one percent (1%) above the higher of the Wall Street Journal prime rate and the Federal Funds Rate plus one-half of one percent (1/2%) or, at the election of the Company, three percent (3%) above LIBOR. The credit facility contains certain restrictive financial covenants relative to operating ratios and capital expenditures.

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

On June 30, 2004, the Company completed the sale and transfer of substantially all of the assets and substantially all of the liabilities of Superior Industries of Morris, Inc. Under the terms of the purchase and sale agreement, the purchase price for the assets and liabilities of Superior was approximately $24,000,000, which amount was subject to post-closing adjustment based on the performance of Superior in the second quarter of 2004. The adjusted sales price at June 30, 2004 was $23,600,000 and was subject to a post-closing audit. The proceeds of the sale were used to pay the outstanding revolving credit facility with GECC at June 30, 2004, which totaled approximately $13,000,000. In addition, on June 30, 2004, $4,500,000 of the sale proceeds were used to pay down the GECC term loan.

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

On September 22, 2005, the Company notified GECC that the Company intended to voluntarily prepay in full the outstanding balance of the term loan on September 30, 2005. The credit agreement, as previously amended, required a ten -day notice from the Company of such prepayment. On September 30, 2005 an agreement was reached waiving the ten -day notice requirement in this instance. As mentioned above, the Company prepaid the entire term loan on September 30, 2005.

As of September 30, 2005, total short-term borrowings, including current maturities of long-term debt, were $9,700,000, compared to $11,827,000 at December 31, 2004. During the third quarter of 2005, the Company paid off the remaining balance of the long term loan with GECC and also gave the required notices to the trustee of the bondholders of the Company's intention to fully pay off the entire balance of the Industrial Revenue Bonds during the fourth quarter of 2005. Accordingly, the $9,700,000 of Industrial Revenue Bond debt currently outstanding is shown as current maturities of long term debt with no amounts shown as long term debt at September 30, 2005. At December 31, 2004, short-term borrowings consisted of the GECC revolving line of credit totaling $8,517,000, the current portion of the GECC term loan totaling $2,810,000 and the current portion of Industrial Revenue Bonds totaling $500,000.

As of September 30, 2005, the Company had no long-term debt compared to $25,857,000 of long-term debt at December 31, 2004. As of September 30, 2005, total availability under the revolving credit facility was approximately $80,141,000. The Company was in compliance with the financial covenants of the credit agreement as of September 30, 2005.

The Company's Canadian subsidiary, Breaker Technology Ltd, has available a credit facility issued by GEC Canada dated May 14, 2003 with a term of four years for $5,000,000 to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit guarantees. At September 30, 2005, Breaker Technology Ltd did not have any outstanding balance under the credit facility but did have approximately $358,000 in letter of credit guarantees under the facility. This amount is included in total letter of credit guarantees disclosed in "Note 8 - Contingent Matters" above. The Company is the primary guarantor to GEC Canada of payment and performance for this $5,000,000 credit facility. The term of the guarantee is equal to the related debt. The maximum potential amount of future payments the Company would be required to make under its guarantee at September 30, 2005 was $358,000.

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

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., has available a credit facility dated April 19, 2004 as amended on June 20, 2005, with Firstrand Bank Limited of approximately $3,150,000 to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. The credit facility has no maturity date. The interest rate on the facility is a variable prime rate, currently ten and one-half percent (10.5%), which is a reasonable interest rate in South Africa. As of September 30, 2005, Osborn Engineered Products had no outstanding borrowings under the credit facility, but approximately $382,000 in performance and retention bonds were guaranteed under the facility. The facility is secured by Osborn's accounts receivable, retention and cash balances. The available facility fluctuates monthly based upon fifty percent of Osborn's accounts receivables and retention plus cash balances at the end of the prior month. As of September 30, 2005, Osborn Engineered Products had available credit under the facility of approximately $2,768,000.

Net cash provided by operating activities for the nine months ended September 30, 2005 was $23,899,000 compared to net cash provided by operating activities of $24,997,000 for the nine months ended September 30, 2004. The decrease in net cash provided by operating activities for the nine months ended September 30, 2005 compared to the same period of 2004 relates primarily to the decrease in accounts payable and accrued liabilities and the increase in receivables and inventory for the current period compared to the same prior year period.

The Company believes that its current working capital, cash flows generated from future operations and available capacity remaining under its credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements through September 30, 2006.

Capital expenditures for 2005 are forecasted to total approximately $14,000,000. The Company expects to finance these expenditures using currently available cash balances and internally generated funds. Net cash provided by investing activities for the nine months ended September 30, 2005 was approximately $3,178,000, compared to net cash provided by investing activities of $19,322,000, for the nine months ended September 30, 2004. The decrease in net cash provided by investing activities for the nine months ended September 30, 2005 compared to the same period of 2004 relates primarily to the proceeds from the sale of discontinued operations in 2004. Capital expenditures for the nine months ended September 30, 2005 were $9,321,000, compared to $5,593,000 for the nine months ended September 30, 2004.

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

Many of our customers depend substantially on government funding of highway construction and maintenance and other infrastructure projects. Any decrease or delay in government funding of highway construction and maintenance and other infrastructure projects could cause our revenues and profits to decrease. Federal government funding of infrastructure projects is usually accomplished through bills, which establish funding over a multi-year period. In August, 2005, the President signed into law, the Safe Accountable, Flexible and Efficient Transportation Equity Act - A Legacy for Users ("SAFETEA-LU") which authorizes the appropriation of $286.5 billion in guaranteed funding for federal highway, transit and safety programs. Although SAFETEA-LU guarantees federal funding at certain minimum levels, SAFETEA-LU and other legislation may be revised in future congressional sessions and federal funding of infrastructure may be decreased in the future, especially in the event of an economic recession. In addition, Congress could pass legislation in future sessions, which would allow for the diversion of highway funds for other national purposes or could restrict funding of infrastructure projects unless states comply with certain federal policies. The required legislation for funding for the year beginning October 1, 2005 has not been passed and funding is continuing based on the prior year level.

We are contingently liable for certain customer debt. If we must repay a significant portion of the total contingent liability, it could adversely affect our available liquidity.

Certain customers have financed purchases of our products through arrangements in which we are contingently liable for customer debt and for residual value guarantees. The remaining terms of these obligations range from 1 to 57 months in duration. If our customers default on this debt, we will have to pay the agreed contingency to the lender on behalf of the customer. The financed equipment collateralizes the underlying debt and under contract terms can reduce the amount of our contingent liability in the case of customer default. In the event of customer default, recovery from the lender from the sale of collateral may not be sufficient to repay amounts paid by us related to contingent liabilities. Significant cash payments for which we are contingently liable could adversely affect our available operating funds.

An increase in the price of oil or decrease in the availability of oil could reduce demand for our products. Significant increases in the purchase price of certain raw materials used to manufacture our equipment could have a negative impact on the cost of production and related gross margins.

A significant portion of our revenues relates to the sale of equipment that produces asphalt mix. A major component of asphalt is oil, and asphalt prices correlate with the price and availability of oil. An increase in the price of oil or a decrease in the availability of oil would increase the cost of producing asphalt, which would likely decrease demand for asphalt, resulting in decreased demand for our products. This would likely cause our revenues and profits to decrease. In fact, rising gasoline, diesel fuel and liquid asphalt prices during 2004 and the first nine months of 2005 significantly impacted the operating and raw material costs of our contractor and aggregate producer customers, and if they did not properly adjust their pricing could have reduced their profits and caused delays in some of their capital equipment purchases.

We were notified of and incurred steel price increases and steel surcharges beginning in early 2004. Factors contributing to the increased steel costs were: (1) China's strong economy and its increased steel consumption and purchase of U.S. scrap steel; (2) the weakened U.S. dollar's dissuasion of foreign steel exports to the U.S.; (3) shortages of coke and iron ore; and (4) increased demand for steel in Korea and the U.S. During early 2004, some types of steel were available on an allocation basis determined by prior year purchases, although currently needed steel is readily available. A portion of the increased steel costs has been passed to our customers by way of surcharges and price increases. Continued significant steel cost increases, in addition to potential limitation of the steel supply by mills, could negatively impact our gross margins and financial results. However, the Company expects steel prices will be flat or will decline during the remainder of 2005.

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

As of September 30, 2005, we were in compliance with the financial covenants contained in our credit agreement dated as of May 14, 2003, as amended. However, in the future we may be unable to comply with the financial covenants in our credit facility. As of September 30, 2005 there are no amounts outstanding under this credit agreement, however amounts may be borrowed in the future. If such violations occur, the lenders could elect to pursue their contractual remedies under the credit facility, including requiring immediate repayment in full of all amounts then outstanding. We may also be unable to secure adequate or timely replacement of financing to repay our lenders in the event of an unanticipated repayment demand.

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

In 2004, international sales represented approximately twenty-four percent (24%) of net sales. For the nine months ended September 30, 2005, international sales accounted for approximately nineteen percent (19.0%) of net sales. Although our international sales as a percentage of net sales is lower thus far in 2005 as compared to 2004, we continue our efforts to increase our presence in international markets. In connection with any increase in international sales efforts, we will need to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist. Any difficulties in expanding our international sales may divert management's attention from our existing operations. In addition, international revenues are subject to the following risks:

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

In addition, the rights of holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of our preferred stock that may be issued in the future and that may be senior to the rights of holders of our common stock. On December 22, 1995, our Board of Directors approved a Shareholder Protection Rights Agreement, which provides for one preferred stock purchase right in respect of each share of our common stock ("Rights Agreement"). These rights become exercisable upon a person or group of affiliated persons acquiring fifteen percent (15%) or more of our then-outstanding common stock by all persons other than an existing fifteen percent (15%) shareholder. This Rights Agreement also could discourage bids for the shares of common stock at a premium and could have a material adverse effect on the market price of our shares.

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

Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-a5(f) under the Exchange Act) that occurred during the quarter ended September 30, 2005 that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         None

Item 5. Other Information

         None

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Charter of the Company (incorporated by reference to the Company's Registration Statement on Form S-1, effective June 18, 1986, File No. 33-5348).
3.2

Articles of Amendment to the Restated Charter of the Company, effective September 12, 1988 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, File No. 0-14714)

3.3

Articles of Amendment to the Restated Charter of the Company, effective June 8, 1989 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 0-14714).

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

ASTEC INDUSTRIES, INC. (Registrant)

Date November 9, 2005	/s/ J. Don Brock
J. Don Brock Chairman of the Board and President

Date November 9, 2005	/s/ F. McKamy Hall
F. McKamy Hall Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002