Form 10-K
period 2005-12-31
ASTEC INDUSTRIES INC
filed 2006-03-16
CIK 792987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $.20 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

(Form 10-K Cover Page - Continued)

As of June 30, 2005, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $399,882,000 based upon the closing sales price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of March 8, 2006 Common Stock, par value $.20 - 21,346,093 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the Parts of this Annual Report on Form 10-K indicated:

Document	Form 10-K
Proxy Statement relating to Annual Meeting of Shareholders to be held on April 27, 2006	Part III

ASTEC INDUSTRIES, INC.

2005 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Executive Officers of the Registrant

PART II
Item 5.	Market for Registrant's Common Equity; Related Shareholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV
Item 15.	Exhibits and Financial Statement Schedules

Appendix A

Signatures

PART I

Item 1. Business

General

Astec Industries, Inc. (the "Company") is a Tennessee corporation which was incorporated in 1972. The Company designs, engineers, manufactures and markets equipment and components used primarily in road building and related construction activities. The Company's products are used in each phase of road building, from quarrying and crushing the aggregate to application of the road surface. The Company also manufactures certain equipment and components unrelated to road construction, including trenching, auger boring, directional drilling and industrial heat transfer equipment. The Company's subsidiaries hold 96 United States patents and 54 foreign patents, have 10 patent applications pending, and have been responsible for many technological and engineering innovations in the industry. The Company's products are marketed both domestically and internationally. In addition to equipment sales, the Company manufactures and sells replacement parts for equipment in each of its product lines and replacement parts for some competitors' equipment. The distribution and sale of replacement parts is an integral part of the Company's business.

The Company's thirteen manufacturing subsidiaries are: (i) Breaker Technology Ltd./Inc., which designs, manufactures and markets rock breaking and processing equipment and utility vehicles for mining; (ii) Johnson Crushers International, Inc., which designs, manufactures and markets portable and stationary aggregate and ore processing equipment; (iii) Kolberg-Pioneer, Inc., which designs, manufactures and markets aggregate processing equipment for the crushed stone, manufactured sand, recycle, top soil and remediation markets; (iv) Osborn Engineered Products SA (Pty) Ltd., which designs, manufactures and markets crushers, vibratory screening equipment, conveyors and turnkey plants and mills; (v) Astec Mobile Screens, Inc., formerly Production Engineered Products, Inc., which designs, manufactures and markets high-frequency vibrating screens for sand and gravel and asphalt operations; (vi) Telsmith, Inc., which designs, manufactures and markets aggregate processing equipment for the production and classification of sand, gravel, and crushed stone for road and other construction applications; (vii) Astec, Inc., which designs, manufactures and markets hot-mix asphalt plants and related components and manufactures sampling equipment for the asphalt mix and aggregate processing industries; (viii) CEI Enterprises, Inc., which designs, manufactures and markets heat transfer equipment, small asphalt plants for the domestic and international markets and polymer and rubber blending systems for the hot-mix asphalt industry; (ix) Heatec, Inc., which designs, manufactures and markets thermal fluid heaters, asphalt heaters, polymer and rubber blending systems and other heat transfer equipment used in the Company's asphalt mixing plants and in other industries; (x) American Augers, Inc., which designs, manufactures and markets auger boring and directional drilling equipment; (xi) Astec Underground, Inc., formerly Trencor, Inc., which designs, manufactures, and markets heavy-duty (300 to 1,500 horsepower) Trencor trenchers, and a comprehensive line of Astec utility (10 to 299 horsepower) trenchers, vibratory plows, and attachments; (xii) Carlson Paving Products, Inc., which designs, manufactures and markets asphalt paver screeds, and a windrow pickup machine; and (xiii) Roadtec, Inc., which designs, manufactures and markets a line of milling machines used to recycle pavement, asphalt paving equipment and material transfer vehicles.

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

Financial information in connection with the Company's financial reporting for segments of a business under Statement of Financial Accounting Standards (SFAS) No. 131 is included in Note 16 to "Notes to Consolidated Financial Statements - Operations by Industry Segment and Geographic Area," appearing in Appendix A of this report.

Asphalt Group

The Asphalt Group segment is made up of three business units: Astec, Inc. ("Astec"), Heatec, Inc. ("Heatec") and CEI Enterprises, Inc. ("CEI"). These business units design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other non-related industries.

Products

Astec designs, engineers, manufactures and markets a complete line of portable, stationary and relocatable hot-mix asphalt plants and related components under the ASTEC® trademark. An asphalt mixing plant typically consists of heating and storage equipment for liquid asphalt (manufactured by CEI or Heatec); cold feed bins for blending aggregates; a dryer/mixer (batch or Double Barrel type unit) for drying, heating and mixing; a baghouse composed of air filters and other pollution control devices; hot storage bins or silos for temporary storage of hot-mix asphalt; and a control house. Astec introduced the concept of high plant portability in 1979. Its current generation of portable asphalt plants is marketed as the Six PackTM and consists of six or more portable components, which can be disassembled, moved to the construction site and reassembled, thereby reducing relocation expenses. High plant portability represents an industry innovation developed and successfully marketed by Astec. Astec's highly portable plant is especially useful in less populated areas where plants must be moved from job-to-job. The plant can be disassembled and erected without the use of cranes.

The components in Astec's asphalt mixing plants are fully automated and use both microprocessor-based and programmable logic control systems for efficient operation. The plants are manufactured to meet or exceed federal and state clean air standards. Astec is the leader in specialized asphalt recycling equipment for use with its hot-mix asphalt plants.

Heatec designs, engineers, manufactures and markets a variety of thermal fluid heaters, process heaters, waste heat recovery equipment, liquid storage systems and polymer and rubber blending systems under the HEATEC® trademark. For the construction industry, Heatec manufactures a complete line of asphalt heating and storage equipment to serve the hot-mix asphalt industry and water heaters for concrete plants. In addition, Heatec builds a wide variety of industrial heaters to fit a broad range of applications, including heating equipment for marine vessels, roofing material plants, refineries, chemical processing, rubber plants and agribusiness. Heatec has the technical staff necessary to custom design heating systems and has systems operating as large as 50,000,000 BTU's per hour.

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

In total, the products of the Asphalt Group segment are marketed by approximately 36 direct sales employees, 19 domestic independent distributors and 32 international independent distributors.

Raw Materials

Raw materials used in the manufacture of products include carbon steel and various types of alloy steel, which are normally purchased from distributors or directly from steel mills. Raw materials for manufacturing are normally readily available. Most steel is delivered on a "just-in-time" arrangement from the supplier to reduce inventory requirements at the manufacturing facilities.

Competition

The Asphalt Group faces strong competition in price, service and product performance and competes with both large publicly-held companies with resources significantly greater than those of the Company and with various smaller manufacturers. Domestic hot-mix asphalt plant competitors include CMI Corporation and Cedarapids, Inc., both subsidiaries of Terex Corporation, and Gencor Industries, Inc. In the international market the hot-mix asphalt plant competitors include Ammann, Marini and Ermont. The market for the Company's heat transfer equipment is diverse because of the multiple applications for such equipment. Competitors for the construction product line of heating equipment include, among others, Gencor/Hyway Heat Systems, and Burke Heating Systems. Competitors for the industrial product line of heating equipment include GTS Energy Systems, Fulton Thermal Corporation, Vapor Power International and TFS, among others.

Employees

At December 31, 2005, the Asphalt Group segment employed 826 individuals, of which 618 were engaged in manufacturing, 80 in engineering and 128 in selling, general and administrative functions.

Backlog

The backlog for the hot-mix asphalt and heat transfer equipment at December 31, 2005 and 2004 was approximately $37,426,000 and $35,647,000, respectively.

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

Products

Founded in 1906, Telsmith is the oldest subsidiary of the group. The primary markets served under the TELSMITH® trade name are the aggregate and metallic mining industries. Telsmith's core products are cone (Gyrasphere® ), jaw and impact crushers, which are recognized for their reliability. A wide range of vibrating feeders for primary crushing operations are complemented with large vibrating screens for the difficult scalping applications and sizing screens to handle the most rigorous specifications of finished aggregate products. Telsmith offers all of their products as portables that are easily relocated to quarry sites to minimize the costs of transporting crushed stone. Equipment furnished by Telsmith can be purchased as individual components, as portable plants for flexibility or as completely engineered systems for both portable and stationary applications.

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

In addition, Telsmith maintains ISO 9001 certification, the international standard of quality assurance in the design, development, production, installation and servicing of their products. This designation is recognition of the quality of Telsmith's products and services in the worldwide marketplace.

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

AMS, formerly Production Engineered Products, Inc., located in Sterling, Illinois, develops, manufactures and markets mobile screening plants, portable and stationary screen structures and vibrating screens each designed for the recycle, crushed stone, sand and gravel, industrial and general construction industries. These screening plants include the AMS Vari-Vibe and Duo-Vibe high frequency screens. The AMS high frequency screens are used for chip sizing, sand removal and sizing recycled asphalt where conventional screens are not ideally suited.

During 2005, AMS introduced a redesigned PTSC 2618VM and continued development of the track-mounted high frequency and conventional screening plants in multiple sizes for the aggregate, recycle, and recycle asphalt processing markets.

JCI, which began operations in 1995, is the youngest subsidiary in the group. JCI designs, manufactures and distributes portable and stationary aggregate and ore processing equipment. This equipment is used in the aggregate, mining and recycling industries. JCI's principal products are cone crushers, three-shaft horizontal screens, portable plants, and replacement parts for some competitors' equipment. JCI offers completely remanufactured cone crushers and screens from its service repair facility.

JCI™ cone crushers are used primarily in secondary and tertiary crushing applications, and come in both remotely adjusted and manual models. Horizontal screens are low-profile machines for use primarily in portable applications. They are used to separate aggregate materials by sizes. JCI also introduced the Combo™ screen, which features an inclined feed section with a flat discharge section. The Combo™ screen utilizes the oval stroke impulse mechanism and offers increased capacity, particularly in scalping applications where removal of fine aggregates is desired.

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

In 2004, JCI introduced a series of track-mounted crusher products known as Fast Trax™ . These units are self contained and easily relocated. The models FT 5162 and FT 6203 were launched first. In 2005, JCI introduced models FT6203CC, FT300 and FT200.

BTI designs, manufactures and markets hydraulic rock breaker systems for the aggregate, mining and recycling industries. They also design and manufacture a complete line of four-wheel drive articulated utility vehicles for underground mines and quarries. Complementing their DS Series of scaling vehicles is a new scaling vehicle that is being introduced to the market in 2006, BTI's product line now includes a highly effective and innovative vibratory pick scaling attachment.

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

Osborn designs, manufactures and markets a complete line of bulk material handling and minerals processing plant and equipment. This equipment is used in the aggregate, mineral mining, metallic mining and recycling industries. Osborn has been a licensee of Telsmith's technology for over 50 years. In addition to Telsmith, Osborn also manufactures under license to American Pulverizer (USA), IFE (Austria) and Mogensen (UK) and has an in-house brand, Hadfields. Osborn also offers the following equipment: double-toggle jaw crushers, rotary breakers, roll crushers, rolling ring crushers, mills, out-of-balance or exciter-driven screens and feeders, portable track-mounted or fixed crushing and screening plants, conveyor systems, and a full range of idlers.

Marketing

Aggregate processing and mining equipment is marketed by approximately 67 direct sales employees, 252 independent domestic distributors and 226 independent international distributors. The principal purchasers of aggregate processing equipment include highway and heavy equipment contractors, open mine operators, quarry operators and foreign and domestic governmental agencies.

Raw Materials

Raw materials used in the manufacture of products include carbon steel and various types of alloy steel, which are normally purchased from service centers. BTI continues to purchase hydraulic breakers under a long-term purchasing contract from a Japanese supplier. To support an increased customer demand for quantity, as well as having an alternate supplier in the event of any supply disruptions, BTI has contracted with an additional Korean supplier of hydraulic breakers.

Competition

The Aggregate and Mining Group faces strong competition in price, service and product performance. Aggregate processing and mining equipment competitors include Metso (Nordberg); Sandvik (formerly Svedala Industry AB); Cedarapids Inc., Powerscreen and Finley, subsidiaries of Terex Corporation; Deister; Eagle Iron Works; and other smaller manufacturers, both domestic and international.

Employees

At December 31, 2005, the Aggregate and Mining Group segment employed 1,289 individuals, of which 934 were engaged in manufacturing, 102 in engineering and engineering support functions, and 253 in selling, general and administrative functions.

Telsmith has a labor agreement covering approximately 141 manufacturing employees, which expires on September 14, 2007. None of Telsmith's other employees are covered by a collective bargaining agreement.

Approximately 84 of Osborn's manufacturing employees are members of three national labor unions with agreements that expire on June 30, 2006.

Backlog

At December 31, 2005 and 2004, the backlog for the Aggregate and Mining Group was approximately $76,991,000 and $47,311,000, respectively.

Mobile Asphalt Paving Group

The Mobile Asphalt Paving Group is comprised of Roadtec, Inc. ("Roadtec") and Carlson Paving Products, Inc. ("Carlson"). Roadtec designs, engineers, manufactures and markets asphalt pavers, material transfer vehicles, milling machines and a new line of asphalt reclaiming and soil stabilizing machinery. Carlson designs and manufactures asphalt paver screeds that attach to the asphalt paver to control the width and depth of the asphalt as it is applied to the roadbed. Carlson also manufactures Windrow pickup machines which transfer hot mix asphalt from the road bed into the paver's hopper.

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

Asphalt pavers are used in the application of hot-mix asphalt to the road surface. Roadtec pavers have been designed to minimize maintenance costs while exceeding road surface smoothness requirements. Roadtec also manufactures a paver model designed for use with the material transfer vehicle described above, which is designed to carry and spray tack coat directly in front of the hot mix asphalt in a single process.

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

In 2006, Roadtec plans to introduce it's first ever soil stabilizer which also doubles as an asphalt reclaiming machine for road rehabilitation. This product line is expected to grow to a total of three machine sizes/horsepower over the next several years.

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

Marketing

The Mobile Asphalt Paving Group equipment is marketed both domestically and internationally to highway and heavy equipment contractors, utility contractors and foreign and domestic governmental agencies. Mobile construction equipment is marketed both directly and through dealers. This segment employs 25 direct sales staff, 31 domestic independent distributor and 15 foreign independent distributors.

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

 Competition

The Mobile Asphalt Paving Group faces strong competition in price, service and performance. Paving equipment and screed competitors include Caterpillar Paving Products, Inc., a subsidiary of Caterpillar, Inc.; Blaw-Knox Construction Equipment Company, a subsidiary of Ingersoll-Rand Company; CMI Corporation, a subsidiary of Terex Corporation; Vogele, a subsidiary of Wirtgen; and Dynapac. The segment's milling machine equipment competitors include Wirtgen America, Inc.; CMI Corporation, a subsidiary of Terex Corporation; and Caterpillar, Inc.

Employees

At December 31, 2005, the Mobile Asphalt Paving Group segment employed 409 individuals, of which 277 were engaged in manufacturing, 27 in engineering and engineering support functions, and 105 in selling, general and administrative functions.

Backlog

The backlog for the Mobile Asphalt Paving Group segment at December 31, 2005 and 2004 was approximately $7,519,000 and $5,363,000, respectively.

Underground Group

The Underground Group consists of two manufacturing companies, Astec Underground, Inc. ("Astec Underground"), previously named Trencor, Inc., with its manufacturing facility located in Loudon, Tennessee and American Augers, Inc., located in West Salem, Ohio ("American Augers"). These two business units design, engineer and manufacture a complete line of heavy-duty Trencor trenchers, a comprehensive line of Astec utility trenchers, vibratory plows, directional drills, and auger boring machines, as well as, the downhole tooling to support these units for the underground construction market.

Products

All trenchers are manufactured by Astec Underground in Loudon, Tennessee and all trenchless equipment is manufactured by American Augers in West Salem, Ohio. The Loudon facility produces 18 models of trenchers and mining machines, while the West Salem facility produces 25 models of trenchless equipment. In addition to these product models, each facility produces numerous attachments and tools for the equipment.

Astec branded products include trenchers and vibratory plows from 13 to 250 horsepower, and horizontal directional drill (HDD) models with pullback ratings from 6,000 to 100,000 pounds are sold and serviced through a network of specialized Astec dealers.

Trencor heavy-duty trenchers have the ability to cut a trench 35 feet deep and 8 feet wide through solid rock in a single pass, is among the toughest in the world. Utilizing a unique mechanical power train, Trencor machines are used to trench pipelines, lay fiber optic cable, cut irrigation ditches, insert highway drainage materials, and more. Astec Underground also makes foundation trenchers used in areas where drilling and blasting are prohibited. Astec Underground also manufactures a side-cutting rock saw, which permits trenching alongside vertical objects such as fences, guardrails, and rock wall in mountainous terrain. The rock saw is used for laying water and gas lines, fiber optic cable, as well as constructing highway drainage systems, among other uses.

Four Road Miner® models are available with an attachment that allows them to cut a path up to thirteen and a half feet wide and five feet deep on a single pass. The Road Miner® has applications in the road construction industry and in mining and aggregate processing operations.

During 2002, Astec Underground designed and developed the Surface Miner, a maneuverable, 1650-horsepower miner that can cut through rock 10 feet wide and up to 26 inches deep in a single pass. When equipped with a GPS unit and the automatic grade and slope system, the miner allows road construction contractors to match the exact specifications of a survey plan.

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

Marketing

Astec Underground and American Augers market their products domestically through direct sales representatives and a dealer network, as well as internationally through direct sales, independent dealers and sales agents. The Underground Group has approximately 12 North American sales associates who focus on both direct sales and the dealer network along with 5 associates who focus solely on international marketing and sales.

Raw Materials

Astec Underground and American Augers maintain excellent relationships with suppliers and have experienced minimal turnover. The purchasing group has developed partnering relationships with many of the Company's key vendors to improve "just-in-time" delivery and thus lower inventory. Steel is the predominant raw material used to manufacture the products of the Underground Group, and is normally readily available. Components used in the manufacturing process include engines, hydraulic pumps and motors, gearboxes, power transmissions and electronics systems.

Competition

Competition for sales of trenching, excavating, auger boring, directional drilling, and fluid/mud equipment includes Charles Machine Works (Ditch Witch), Tesmec, Vermeer and other smaller custom manufacturers.

Employees

At December 31, 2005, the Underground Group segment employed 390 individuals, of which 259 were engaged in manufacturing, 40 in engineering and 91 in selling, general and administrative functions.

Backlog

The backlog for the Underground Group segment at December 31, 2005 and 2004 was approximately $5,758,000 and $5,222,000, respectively

Other Business Units

This category consists of the Company's business units that do not meet the requirements for separate disclosure as an operating segment. At December 31, 2005, these other operating units included Astec Insurance Company and Astec Industries, Inc., the parent company. Previously, this category also included Astec Transportation, Inc. and Astec Financial Services, Inc. During 2003, the Company liquidated the assets of Astec Transportation, Inc. This former subsidiary both owned and leased over-the-road tractors and trailers for delivery of the Company's large equipment to its customers. Currently, equipment is delivered primarily using common carriers independent of the Company. On December 31, 2002, the Company exited the equipment financing business conducted through Astec Financial Services, Inc., a wholly owned subsidiary of the Company.

Employees

At December 31, 2005, the Other Business Units segment employed 32 individuals, all of which were engaged in general and administrative functions.

Common to All Operating Segments

Although the Company has four reportable business segments, the following information applies to all operating segments of the Company.

Raw Materials

Raw materials used in the manufacture of products include carbon steel and various types of alloy steel, which are purchased from several sources including mills, toll processors and service centers. Raw materials for manufacturing are normally readily available. Most steel is delivered on a "just-in-time" arrangement from the supplier to reduce inventory requirements at the manufacturing facilities. In 2004, certain steel was not readily available and many steel prices increased as much as 100%. The Company expects steel prices to only fluctuate slightly and expects no shortages of steel supply in 2006.

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

Employees

At December 31, 2005, the Company and its subsidiaries employed 2,946 individuals, of which 2,088 were engaged in manufacturing, 249 in engineering, including support staff, and 609 in selling, administrative and management functions.

Other than the Telsmith and Osborn labor agreements described under the Employee subsection of the Asphalt and Mining Group, there are no other collective bargaining agreements applicable to the Company. The Company considers its employee relations to be good.

Manufacturing

The Company manufactures many of the component parts and related equipment for its products, while several large components of their products are purchased "ready-for-use". Such items include engines, axles, tires and hydraulics. In many cases, the Company designs, engineers and manufactures custom component parts and equipment to meet the particular needs of individual customers. Manufacturing operations during 2005 took place at 15 separate locations. The Company's manufacturing operations consist primarily of fabricating steel components and the assembly and testing of its products to ensure that the Company achieves quality control standards.

Seminars and Technical Bulletins

The Company periodically conducts technical and service seminars, which are primarily for contractors, employees and owners of asphalt mixing plants. In 2005, approximately 200 representatives of contractors and owners of hot-mix asphalt plants attended seminars held by the Company in Chattanooga, Tennessee. These seminars, which are taught by Company management and employees, along with select outside speakers and discussion leaders, cover a range of subjects including, but not limited to, technological innovations in the hot-mix asphalt, aggregate processing, paving, milling, and recycling markets.

The Company also sponsors executive seminars for the management of the customers of Astec, Heatec, CEI and Roadtec. Primarily, members of the Company's management conduct the various seminars, but outside speakers and discussion leaders are also utilized.

During 2005, service training seminars were also held at the Roadtec facility for approximately 400 outside customer service representatives. Telsmith conducted 2 technical seminars for approximately 70 customer and dealer representatives during 2005 at its facility in Mequon, Wisconsin. KPI and JCI jointly conduct an annual dealer appreciation event called NDC (National Dealers Conference). The event offers the entire dealer network a preview into future product, marketing and promotional programs targeted by KPI and JCI to help them be successful businesses. Along with this event, both companies provide local, regional and national sales and service dealer training programs throughout the year.

During 2005, Astec Underground hosted 14 product training events for trenchers and horizontal drills at the Loudon, Tennessee facility. Over 100 people received technical and operational training at these product training events.

In addition to seminars, the Company publishes a number of technical bulletins and information bulletins detailing various technological and business issues relating to the asphalt industry.

Patents and Trademarks

The Company seeks to obtain patents to protect the novel features of its products. The Company's subsidiaries hold 96 United States patents and 54 foreign patents. There are 10 United States and foreign patent applications pending.

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

Engineering and Product Development

The Company dedicates substantial resources to engineering and product development. At December 31, 2005, the Company and its subsidiaries had 249 full-time individuals employed domestically in engineering and design capacities.

Seasonality and Backlog

In the normal season trend, revenues are strongest during the first three quarters of the year with the fourth quarter consistently being the weakest of the quarters. Operations during the entire year in 2005 were significantly impacted by the various economic factors discussed in the following paragraphs.

As of December 31, 2005, the Company had a backlog for delivery of products at certain dates in the future of approximately $127,694,000. At December 31, 2004, the total backlog was approximately $93,543,000. The Company's contracts reflected in the backlog are not, by their terms, subject to termination. Management believes that the Company is in substantial compliance with all manufacturing and delivery timetables.

Competition

Each business segment operates in domestic markets that are highly competitive regarding price, service and product quality. While specific competitors are named within each business segment discussion above, imports do not generally constitute significant competition for the Company in the United States. In international sales, however, the Company generally competes with foreign manufacturers that may have a local presence in the market the Company is attempting to penetrate.

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

Item 1A. Risk Factors

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

Many of our customers depend substantially on government funding of highway construction and maintenance and other infrastructure projects. Any decrease or delay in government funding of highway construction and maintenance and other infrastructure projects could cause our revenues and profits to decrease. Federal government funding of infrastructure projects is usually accomplished through bills, which establish funding over a multi-year period. In August 2005, the President signed into law, the Safe Accountable, Flexible and Efficient Transportation Equity Act - A Legacy for Users ("SAFETEA-LU"), which authorizes the appropriation of $286.5 billion in guaranteed funding for federal highway, transit and safety programs. Although SAFETEA-LU guarantees federal funding at certain minimum levels, SAFETEA-LU and other legislation may be revised in future congressional sessions and federal funding of infrastructure may be decreased in the future, especially in the event of an economic recession. In addition, Congress could pass legislation in future sessions, which would allow for the diversion of highway funds for other national purposes or could restrict funding of infrastructure projects unless states comply with certain federal policies.

The cyclical nature of our industry and the customization of the equipment we sell may cause adverse fluctuations to our revenues and operating results.

We sell equipment primarily to contractors whose demand for equipment depends greatly upon the volume of road or utility construction projects underway or to be scheduled by both government and private entities. The volume and frequency of road and utility construction projects is cyclical; therefore, demand for many of our products is cyclical. The equipment we sell is durable and typically lasts for several years, which also contributes to the cyclical nature of the demand for our products. As a result, we may experience cyclical fluctuations to our revenues and operating results.

An increase in the price of oil or decrease in the availability of oil could reduce demand for our products. Significant increases in the purchase price of certain raw materials used to manufacture our equipment could have a negative impact on the cost of production and related gross margins.

A significant portion of our revenues relates to the sale of equipment that produces asphalt mix. A major component of asphalt is oil, and asphalt prices correlate with the price and availability of oil. An increase in the price of oil or a decrease in the availability of oil would increase the cost of producing asphalt, which would likely decrease demand for asphalt, resulting in decreased demand for our products. This would likely cause our revenues and profits to decrease. In fact, rising gasoline, diesel fuel and liquid asphalt prices during 2004 and 2005 significantly impacted the operating and raw material costs of our contractor and aggregate producer customers, and if they did not properly adjust their pricing could have reduced their profits and caused delays in some of their capital equipment purchases.

We were notified of and incurred steel price increases and steel surcharges beginning in early 2004. Factors contributing to the increased steel costs were: (1) China's strong economy and its increased steel consumption and purchase of U.S. scrap steel; (2) the weakened U.S. dollar's dissuasion of foreign steel exports to the U.S.; (3) shortages of coke and iron ore; and (4) increased demand for steel in Korea and the U.S. During early 2004, some types of steel were available on an allocation basis determined by prior year purchases, although currently needed steel is readily available. A portion of the increased steel costs has been passed to our customers by way of surcharges and price increases. Continued significant steel cost increases, in addition to potential limitation of the steel supply by mills, could negatively impact our gross margins and financial results. However, the Company expects steel prices will be flat or will decline during 2006.

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

In 2005, international sales represented approximately 19% of our total sales. We plan to continue to increase our presence in international markets. In connection with any increase in international sales efforts, we will need to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist. Any difficulties in expanding our international sales may divert management's attention from our existing operations. In addition, international revenues are subject to the following risks:

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

As of December 31, 2005, we were in compliance with the financial covenants contained in our credit agreement dated as of May 14, 2003, as amended. However, in the future we may be unable to comply with the financial covenants in our credit facility. If such violations occur, the lenders could elect to pursue their contractual remedies under the credit facility, including requiring immediate repayment in full of all amounts then outstanding. We may also be unable to secure adequate or timely replacement of financing to repay our lenders in the event of an unanticipated repayment demand. As of December 31, 2005, there are no amounts outstanding under this credit agreement, however amounts may be borrowed in the future.

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
  the seasonal trend in our industry;
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

In addition, the rights of holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of our preferred stock that may be issued in the future and that may be senior to the rights of holders of our common stock. In December 2005, our Board of Directors approved an Amended and Restated Shareholder Protection Rights Agreement, which provides for one preferred stock purchase right in respect of each share of our common stock ("Rights Agreement"). These rights become exercisable upon a person or group of affiliated persons acquiring 15% or more of our then-outstanding common stock by all persons other than an existing 15% shareholder. This Rights Agreement also could discourage bids for the shares of common stock at a premium and could have a material adverse effect on the market price of our shares.

Item 1B. Unresolved Staff Comments

None.

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

    integration of acquisitions;

    financing plans;

    industry trends;

    pricing and availability of oil;

    pricing and availability of steel;

    our presence in the international marketplace;

    suitability of our current facilities;

    future payment of dividends;

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

In addition to the risks and uncertainties identified elsewhere herein and in other documents filed by us with the Securities and Exchange Commission, the risk factors described in the preceding section under the caption "Risk Factors" should be carefully considered when evaluating our business and future prospects.

Internet Website.

Our internet website can be found at www.astecindustries.com. We make available free of charge on or through our internet website, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed, or furnished, to the Securities and Exchange Commission.

Item 2. Properties

The location, approximate square footage, acreage occupied and principal function of the properties owned or leased by the Company are set forth below:
Location	Approximate Square Footage	Approximate Acreage	Principal Function
Chattanooga, Tennessee	426,000	59	Offices and manufacturing - Astec (Asphalt Group)
Chattanooga, Tennessee	-	63	Storage yard - Astec (Asphalt Group)
Cleveland, Tennessee	28,400	3	Offices and manufacturing (currently not in active use)
Rossville, Georgia	40,500	3	Manufacturing - Astec (Asphalt Group)
Chattanooga, Tennessee	84,200	5	Offices and manufacturing - Heatec (Asphalt Group)
Chattanooga, Tennessee	135,000	15	Offices and manufacturing - Roadtec (Mobile Asphalt Paving Group)
Chattanooga, Tennessee	51,200	7	Manufacturing and parts warehouse - Roadtec (Mobile Asphalt Paving Group)
Chattanooga, Tennessee	14,100	-	Leased Hanger and Offices - Astec Industries, Inc.
Chattanooga, Tennessee	5,000	2	Corporate offices - Astec Industries, Inc.
Mequon, Wisconsin	203,000	30	Offices and manufacturing - Telsmith (Aggregate and Mining Group)
Sterling, Illinois	32,000	8	Offices and manufacturing - AMS (Aggregate and Mining Group)
Lakeville, Massachusetts	800	-	Leased sales and service office - Telsmith (Aggregate and Mining Group)
Orlando, Florida	9,000	-	Leased machine repair and service facility -Roadtec (Mobile Asphalt Paving Group)
Loudon, Tennessee	299,000	108	Offices and manufacturing - Astec Underground (Underground Group)
Southlake, Texas	750	-	Sales Office - Astec Underground (Underground Group)
Eugene, Oregon	130,000	8	Offices and manufacturing - JCI (Aggregate and Mining Group)
Albuquerque, New Mexico	112,300	14	Offices and manufacturing - CEI (Asphalt Group) (partially leased to a third party)
Yankton, South Dakota	252,000	50	Offices and manufacturing - KPI (Aggregate and Mining Group)
West Salem, Ohio	100,000	29	Offices and manufacturing - American Augers (Underground Group)
Thornbury, Ontario, Canada	55,000	12	Offices and manufacturing - BTI (Aggregate and Mining Group)
Riverside, California	18,000	-	Leased offices and assembly - BTI (Aggregate and Mining Group)
Solon, Ohio	5,700	-	Leased offices and assembly - BTI (Aggregate and Mining Group)
Tacoma, Washington	41,000	5	Offices and manufacturing - Carlson (Mobile Asphalt Paving Group)
Cape Town, South Africa	4,600	-	Leased sales office and warehouse - Osborn (Aggregate and Mining Group)
Durban, South Africa	3,800	-	Leased sales office and warehouse - Osborn (Aggregate and Mining Group)
Witbank, South Africa Welkom, South Africa	1,400 900	- -	Leased sales office and warehouse - Osborn (Aggregate and Mining Group) Leased sales office and warehouse -Osborn (Aggregate and Mining Group)
Johannesburg, South Africa	156,100	18	Offices and manufacturing - Osborn (Aggregate and Mining Group)

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fiscal quarter ended December 31, 2005.

Executive Officers of the Registrant

The name, title, ages and business experience of the executive officers of the Company are listed below.

J. Don Brock, Ph.D., P.E., has been President and a Director of the Company since its incorporation in 1972 and assumed the additional position of Chairman of the Board in 1975. He was the Treasurer of the Company from 1972 until 1994. From 1969 to 1972, Dr. Brock was President of the Asphalt Division of CMI Corporation. He earned his Ph.D. degree in mechanical engineering from the Georgia Institute of Technology. Dr. Brock and Thomas R. Campbell, Group Vice President - Mobile Asphalt Paving and Underground, are first cousins. He is 67.

J. Neal Ferry, was appointed Executive Vice President of the company in January 2005. Prior to this, he was with Peter Kiewit Sons, Inc. since 1971. Mr. Ferry was Corporate Equipment Manager with Kiewit from May 1996 until December 2004. During his career with Kiewit he held numerous positions in field operations, and corporate positions in Purchasing, Equipment Sales, and Equipment Maintenance Management. He is 53.

F. McKamy Hall, a Certified Public Accountant, became Chief Financial Officer during 1998 and has served as Vice President and Treasurer since 1997. He has served as Corporate Controller of the Company since 1987. Mr. Hall has an undergraduate degree in accounting and a Master of Business Administration degree from the University of Tennessee at Chattanooga. He is 63.

Albert E. Guth became Vice President - Administration and Secretary of Astec Industries, Inc. on January 1, 2003. He served as President of Astec Financial Services, Inc. from 1996 to December 31, 2002. He served as Chief Financial Officer of the Company from 1987 through 1996, as Senior Vice President from 1984 to 1997, Secretary of the Company from 1972 to 1997, and Treasurer from 1994 to 1997. Mr. Guth, who has been a director since 1972, was Vice President of the Company from 1972 until 1984. From 1969 to 1972, Mr. Guth was the Controller of the Asphalt Division of CMI Corporation. He is 66.

W. Norman Smith was appointed Group Vice President-Asphalt in 1998 and has served as the President of Astec, Inc. since 1994. He formerly served as President of Heatec, Inc. from 1977 to 1994. From 1972 to 1977, Mr. Smith was a Regional Sales Manager with the Company. From 1969 to 1972, Mr. Smith was an engineer with the Asphalt Division of CMI Corporation. Mr. Smith has also served as a director of the Company since 1982. He is 66.

Robert G. Stafford was appointed Group Vice President - Aggregate and Mining in 1998. From 1991 to 1998, he served as President of Telsmith, Inc., a subsidiary of the Company. Between 1987 and 1991, Mr. Stafford served as President of Telsmith, Inc., a subsidiary of Barber-Greene. From 1984 until the Company's acquisition of Barber-Greene in December 1986, Mr. Stafford was Vice President - Operations of Barber-Greene and General Manager of Telsmith. He became a director of the Company in March 1988. He is 67.

Thomas R. Campbell was appointed Group Vice President - Mobile Asphalt Paving & Underground in November 2001. He served as President of Roadtec, Inc. from 1988 to 2004. He has served as President of Carlson Paving Products and American Augers since November 2001. He served as President of Astec Underground, Inc. from 2001 to May 2005. From 1981 to 1988, he served as Operations Manager of Roadtec. Mr. Campbell and J. Don Brock, President of the Company, are first cousins. He is 56.

Richard J. Dorris was appointed President of Heatec, Inc. in April of 2004. From 1999 to 2004 he held the positions of National Accounts Manager, Project Manager and Director of Projects for Astec, Inc. Prior to joining Astec, Inc. he was President of Esstee Manufacturing Company from 1990 to 1999 and was Sales Engineer from 1984 to 1990. Mr. Dorris has a B.S. degree in mechanical engineering from the University of Tennessee. He is 45.

Richard A. Patek became President of Telsmith, Inc. in May of 2001. He served as President of Kolberg-Pioneer, Inc. from 1997 until May 2001. From 1995 to 1997, he served as Director of Materials of Telsmith, Inc. From 1992 to 1995, Mr. Patek was Director of Materials and Manufacturing of the former Milwaukee plant location. From 1978 to 1992, he held various manufacturing management positions at Telsmith. Mr. Patek is a graduate of the Milwaukee School of Engineering. He is 49.

Frank D. Cargould became President of Breaker Technology Ltd. and Breaker Technology, Inc. on October 18, 1999. The Breaker Technology companies were formed on August 13, 1999 when the Company purchased substantially all of the assets of Teledyne Specialty Equipment's Construction and Mining business unit from Allegheny Teledyne Inc. From 1994 to 1999, he was Director of Sales - East for Teledyne CM Products, Inc. He is 63.

Jeffery J. Elliott became President of Johnson Crushers, Inc. in December, 2001. From 1999 to 2001, he served as Senior Vice President for Cedarapids, Inc., (a Terex company), and from 1996 to 1999, he served as Vice President of the Crushing and Screening Group. From 1978 to 1996, he held various domestic and international sales and marketing positions with Cedarapids, Inc. He is 52.

Timothy Gonigam was appointed President of Astec Mobile Screens, Inc., formerly Production Engineered Products, Inc., on October 1, 2000. From 1995 to 2000, Mr. Gonigam held the position of Sales Manager of Astec Mobile Screens, Inc. He is 43.

Tom Kruger was appointed Managing Director of Osborn Engineered Products SA (Pty) Ltd. on February 1, 2005. For the past five years, Mr. Kruger was employed as Operations Director of Macsteel Tube and Pipe (pty) Ltd., a manufacturer of carbon steel tubing in Johannesburg, South Africa. He served as Sales and Marketing Director of Macsteel prior to becoming Operations Director. From 1993 to 1998, Mr. Kruger was employed by Barloworld Ltd. as Operations Director and Regional Managing Director responsible for a trading organization in steel, tube and water conveyance systems. Prior to that, he held the position of Works Director. He is 48.

Joseph P. Vig was appointed President of Kolberg-Pioneer, Inc. in May of 2001. From 1994 until May 2001, he served as Engineering Manager of Kolberg-Pioneer, Inc. From 1978 to 1993 he was Director of Engineering with Morgen Mfg. Co. Mr. Vig has a B.S. degree in civil engineering from the South Dakota School of Mines and Technology and is a Professional Engineer. He is 56.

Jeffrey L. Richmond was appointed President of Roadtec, Inc. in April of 2004. From 1996 until April 2004, he held the positions of Sales Manager, Vice President of Sales and Marketing and Vice President/General Manager of Roadtec, Inc. He is 50.

Alan W. Odgers was appointed President of Astec Underground, Inc. in May of 2005. From February 2004 to May 2005, he held the position of Vice President of Sales and Marketing of Astec Underground. From August 2002 until February 2004, he held the position of Managing Director of Vermeer International based in Europe. From January 2000 until August 2002, he held the position of Industrial Distribution Manager of Vermeer International. Mr. Odgers has a BBA degree from the University of Central Oklahoma. He is 58.

Michael A. Bremmer was appointed President of CEI Enterprises, Inc. in January of 2006. From January 2003 until January 2006, he held the position of Vice President and General Manager of CEI Enterprises, Inc. From January 2001 until January 2003, he held the position of Director of Engineering of CEI Enterprises, Inc. He is 50.

PART II

Item 5. Market for Registrant's Common Equity; Related Shareholder Matters and Issuer's Purchases of Equity Securities

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

The high and low sales prices of the Company's Common Stock as reported on the Nasdaq Stock Market for each quarter during the last two fiscal years are as follows:
	Price Per Share
2005	High	Low
1st Quarter	$22.39	$16.01
2nd Quarter	$25.45	$19.41
3rd Quarter	$35.56	$21.12
4th Quarter	$34.16	$23.72

	Price Per Share
2004	High	Low
1st Quarter	$16.16	$11.50
2nd Quarter	$18.70	$15.17
3rd Quarter	$20.14	$15.20
4th Quarter	$20.42	$14.04

As of February 17, 2006, there were approximately 3,400 holders of the Company's Common Stock.

We maintain the following option plans: (i) 1998 Long-term Incentive Plan, (ii) 1998 Non-Employee Director Stock Incentive Plan and (iii) Executive Officer Annual Bonus Equity Election Plan. A Registration Statement for the above plans was filed under the Securities Act of 1933 on March 11, 2005 with the Securities and Exchange Commission. During the period from January 1 to March 11, 2005, an aggregate of 29,150 shares of the Company's Common Stock were sold pursuant to option exercises under such plans. The aggregate exercise price was approximately $410,000 for such shares. No exemption to the registration requirements of the Securities Act of 1933 existed for the sale of such shares pursuant to the above mentioned option exercises.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, and because of the material weakness in the Company's internal controls over financial reporting described below, the Company did not maintain effective disclosure controls and procedures that provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the course of the Company's 2005 annual audit, significant deficiencies in internal controls primarily related to the adequacy of inventory controls, accounting system access controls, journal entry authorization, and monitoring controls related to Astec Underground, Inc., a wholly owned subsidiary of the Company, were identified. When aggregated, these deficiencies represent a material weakness in the Company's internal controls over financial reporting. Management has taken several actions to remedy these significant deficiencies, including making improvements to the steel inventory control and reporting system; initiating additional and remedial training programs; hiring an inventory control specialist for Astec Underground, Inc.; and hiring a new controller for Astec Underground, Inc. Management continues to monitor and evaluate the effectiveness of these remedial actions with regard to these significant deficiencies.

The management of the Company assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this assessment, management concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2005.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by Grant Thornton LLP, an independent registered public accounting firm. Grant Thornton has issued a disclaimer of opinion on both management's assessment and the effectiveness of the company's internal controls over financial reporting.

The 2005 Management Assessment Report and the related Attestation Report of the Independent Registered Public Accounting Firm each appear in Appendix "A" of this Report.

Other Control Matters

Except as described above, there have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-a5(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding the Company's directors, executive officers, audit committee, and audit committee financial expert is included under the caption "Election of Directors - Certain Information Concerning Nominees and Directors" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 27, 2006, which is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Exchange Act is also included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement, which is incorporated herein by reference.

The Company's Board of Directors has approved a Code of Conduct and Ethics that applies to the Company's employees, directors and officers (including the Company's principal executive officer, principal financial officer and principal accounting officer). The Code of Conduct and Ethics is available on the Company's website at www.astecindustries.com/investors/.

Item 11. Executive Compensation

Information included under the caption, "Executive Compensation" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 27, 2006 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information included under the captions "Election of Directors - Certain Information Concerning Nominees and Directors," "Common Stock Ownership of Management" and "Common Stock Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 27, 2006 is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the Common Stock that may be issued under all of the Company's existing equity compensation plans as of December 31, 2005.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders
	61,396 (1)	$4.97	--
	1,643,394 (2)	$22.14	8,909
	16,892 (3)	$25.12	283,108
Equity Compensation Plans Not Approved by Shareholders
	15,747 (4)	$16.36	155,384
Total	1,737,429	$21.51	447,401

__________________

  (1) 1992 Stock Option Plan
  (2) 1998 Long-term Incentive Plan
  (3) Executive Officer Annual Bonus Equity Election Plan
  (4) 1998 Non-Employee Director Stock Incentive Plan

Equity Compensation Plans Not Approved by Shareholders

Our 1998 Non-Employee Directors Stock Incentive Plan provides that annual retainers payable to our non-employee directors will be paid in the form of cash, unless the director elects to receive the annual retainer in the form of Common Stock, deferred stock or stock options. If the director elects to receive Common Stock, whether on a current or deferred basis, the number of shares to be received is determined by dividing the dollar value of the annual retainer by the fair market value of the Common Stock on the date the retainer is payable. If the director elects to receive stock options, the number of options to be received is determined by dividing the dollar value of the annual retainer by the Black-Scholes value of an option on the date the retainer is payable. Shares of Common Stock issued upon exercise of stock options granted under the 1998 Non-Employee Directors Stock Incentive Plan from and after August 1, 2004 will be issued under and pursuant to the 1998 Long-term Incentive Plan or any subsequent equity incentive plan approved by the Company's shareholders.

Item 13. Certain Relationships and Related Transactions

Information included under the caption, "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 27, 2006 is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information included under the caption, "Audit Matters" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 27, 2006 is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) The following financial statements and other information appear in Appendix "A" to this Report and are filed as a part hereof:
- Selected Consolidated Financial Data.
- Management's Discussion and Analysis of Financial Condition and Results of Operations.
- Reports of Independent Registered Public Accounting Firms.
- Consolidated Balance Sheets at December 31, 2005 and 2004.
- Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003.
- Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003.
- Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2005, 2004 and 2003.
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
4.1

Amended and Restated Shareholder Protection Rights Agreement, dated as of December 22, 2005, by and between the Company and Mellon Investor Services LLC, as Rights Agent. (incorporated by reference from the Company's Current Report on Form 8-K dated December 22, 2005, File No. 0-14714).

10.1

Supplemental Executive Retirement Plan, dated February 1, 1996 to be effective as of January 1, 1995 (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-14714). *

10.2

Trust under Astec Industries, Inc. Supplemental Retirement Plan, dated January 1, 1996 (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-14714). *

	10.3	Astec Industries, Inc. 1998 Long-Term Incentive Plan (incorporated by reference from Appendix A of the Company's Proxy Statement for the Annual Meeting of Shareholders held on April 23, 1998). *
10.4

Astec Industries, Inc. Executive Officer Annual Bonus Equity Election Plan (incorporated by reference from Appendix B of the Company's Proxy Statement for the Annual Meeting of Shareholders held on April 23, 1998). *

	10.5	Astec Industries, Inc. Non-Employee Directors' Stock Incentive Plan (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-14714). *
10.6

Amendment to Astec Industries, Inc. Non-Employee Directors' Stock Incentive Plan, dated March 15, 2005 (incorporated by reference from the Company's Current Report on Form 8-K dated March 15, 2005, File No. 0-14714). *

10.7

Revolving Line of Credit Note, dated December 2, 1997, between Kolberg-Pioneer, Inc. and Astec Holdings, Inc. (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-14714).

10.8

Guaranty Joinder Agreement, dated December 1997, between Kolberg-Pioneer, Inc. and Astec Holdings, Inc. in favor of the First National Bank of Chicago. (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-14714).

10.9

Purchase Agreement, dated October 30, 1998, effective October 31, 1998, between Astec Industries, Inc. and Johnson Crushers International, Inc. (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-14714).

10.10

Asset Purchase and Sale Agreement, dated August 13, 1999, by and among Teledyne Industries Canada Limited, Teledyne CM Products Inc. and Astec Industries, Inc. (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999, File No. 0-14714).

10.11

Stock Purchase Agreement, dated October 31, 1999, by and among American Augers, Inc. and Its Shareholders and Astec Industries, Inc. (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-14714).

10.12

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

10.13

Acquisition Agreement, dated October 2, 2000, by and among Larry Raymond, Carlson Paving Products, Inc. and Astec Industries, Inc. (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 0-14714).

10.14

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

10.15

Credit Agreement, dated as of May 14, 2003, between Breaker Technology Ltd. and General Electric Capital Canada Inc. (incorporated by reference from the Company's Current Report on Form 8-K dated May 19, 2003, File No. 0-14714).

10.16

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

10.17

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

10.18

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

10.19

First Amendment to the Credit Agreement dated March 3, 2004, effective December 31, 2003, among Breaker Technology, Ltd, an Ontario corporation and General Electric Capital Canada Inc., a Canada corporation (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-14714).

10.20

Purchase of Assets and Real Estate from Superior Industries of Morris, Inc. and Astec Industries, Inc. by Superior Industries, LLC dated June 30, 2004 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 0-14714).

10.21

Amendment to Asset Purchase Agreement of Superior Industries of Morris, Inc. to Superior Industries, LLC dated June 30, 2004 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 0-14714).

10.22

Fourth Amendment to the Credit Agreement, dated August 11, 2004, among Astec Industries, Inc., Astec, Inc., Heatec, Inc., CEI Enterprises, Inc., Astec Systems, Inc., Telsmith, Inc., Kolberg-Pioneer, Inc., Johnson Crushers International, Inc., Superior Industries of Morris, Inc., Breaker Technology, Inc., Astec Mobile Screens, Inc., Carlson Paving Products, Inc., RoadTec, Inc., Trencor, Inc., American Augers, Inc., AI Development Group, Inc., AI Enterprises, Inc., Astec Holdings, Inc., Astec Investments, Inc., RI Properties, Inc., TI Services, Inc. and General Electric Capital Corporation. (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-14714).

10.23

Fifth Amendment to the Credit Agreement, dated December 27, 2004, among Astec Industries, Inc., Astec, Inc., Heatec, Inc., CEI Enterprises, Inc., Astec Systems, Inc., Telsmith, Inc., Kolberg-Pioneer, Inc., Johnson Crushers International, Inc., Superior Industries of Morris, Inc., Breaker Technology, Inc., Astec Mobile Screens, Inc., Carlson Paving Products, Inc., RoadTec, Inc., Trencor, Inc., American Augers, Inc., AI Development Group, Inc., AI Enterprises, Inc., Astec Holdings, Inc., Astec Investments, Inc., RI Properties, Inc., TI Services, Inc. and General Electric Capital Corporation. (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2004 File No. 0-14714).

10.24

Amended Supplemental Executive Retirement Plan, dated September 29, 2004, originally effective as of January 1, 1995. (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-14714).

10.25

Amendment to the Astec Industries, Inc. 1998 Non-Employee Directors Stock Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K dated March 15, 2005, File No. 0-14714). *

10.26

Second Amendment to the Credit Agreement, dated October 31, 2003, between Breaker Technology, Ltd., an Ontario corporation and General Electric Capital Canada Inc., a Canada corporation. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 0-14714).

10.27

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

10.28

Third Amendment to the Credit Agreement, dated April 1, 2005, between Breaker Technology, Ltd., an Ontario corporation and General Electric Capital Canada Inc., a Canada corporation (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 0-14714).

10.29

Commercial Contract of Sale, dated June 7, 2005, between Trencor, Inc., a Texas corporation, and Great Wolf Resorts, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 0-14714).

10.30

Amendment Number 2 to the Astec Industries, Inc. 1998 Non-Employee Directors Stock Incentive Plan dated February 21, 2006 (incorporated by reference to the Company's Current Report on Form 8-K dated February 7, 2006, File No. 0-14714). *

10.31

Seventh Amendment to the Credit Agreement, dated October 18, 2005, among Astec Industries, Inc., Astec, Inc., Heatec, Inc., CEI Enterprises, Inc., Astec Systems, Inc., Telsmith, Inc., Kolberg-Pioneer, Inc., Johnson Crushers International, Inc., Breaker Technology, Inc., Astec Mobile Screens, Inc., Carlson Paving Products, Inc., Roadtec, Inc., Trencor, Inc., American Augers, Inc., Astec Holdings, Inc., AI Development Group, Inc., AI Enterprises, Inc., RI Properties, Inc., TI Services, Inc., Astec Investments, Inc., and General Electric Capital Corporation.

	10.32	Employment Agreement, dated December 29, 2004, between Astec Industries, Inc. and James Neal Ferry*.
	21	Subsidiaries of the Registrant
	23.1	Consent of Independent Registered Public Accounting Firm
	23.2	Consent of Independent Registered Public Accounting Firm
	31.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant Rule 13a-14/15d/14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
	31.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant Rule 13a-14/15d/14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
	32.1	Certification of Chief Executive Officer and Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
	*	Management contract or compensatory plan or arrangement.
(b)	The Exhibits to this Report are listed under Item 15(a)(3) above.
(c)	The Financial Statement Schedules to this Report are listed under Item 15(a)(2) above.

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
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets at December 31, 2005 and 2004
Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
Schedule II - Valuation and Qualifying Accounts

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except as noted*)

Consolidated Income Statement Data
	2005	2004	2003	2002	2001
Net sales	$616,068	$504,554	$402,066	$458,428	$435,869
Selling, general and administrative expenses	81,971	69,892	63,948	68,757	68,349
Goodwill impairment	--	--	16,261	--	--
Gain on sale of real estate, net of real estate impairment charge	6,531	--	--	--	--
Relocation and start-up expenses	--	--	--	3,277	--
Research and development	11,319	8,580	7,669	7,116	6,919
Income (loss) from operations	46,260	24,334	(23,058)	(1,677)	7,665
Interest expense	4,209	5,033	9,095	11,074	9,656
Senior note termination expense	--	--	3,837	--	--
Income (loss) from continuing operations	28,094	12,483	(30,712)	(6,638)	684
Income from discontinued operations, net of tax	--	1,164	1,748	1,932	1,309
Gain on disposal of discontinued operations (net of tax of $5,071)	--	5,406	--	--	--
Net income (loss)	28,094	19,053	(28,964)	(4,706)	1,992
Earnings (loss) per common share*
Income (loss) from continuing operations:
Basic	1.38	0.63	(1.56)	(0.34)	0.03
Diluted	1.34	0.62	(1.56)	(0.34)	0.03
Income from discontinued operations:
Basic	--	0.33	0.09	0.10	0.07
Diluted	--	0.33	0.09	0.10	0.07
Net income (loss):
Basic	1.38	0.96	(1.47)	(0.24)	0.10
Diluted	1.34	0.95	(1.47)	(0.24)	0.10

Consolidated Balance Sheet Data
Working capital	$137,981	$ 106,489	$ 81,001	$173,224	$161,867
Total assets	346,583	324,818	319,973	416,979	400,691
Total short-term debt	--	11,827	36,685	3,220	2,368
Long-term debt, less current maturities	--	25,857	38,696	130,645	127,285
Shareholders' equity	242,742	191,256	167,517	192,647	197,347
Book value per common share at year-end*	11.57	9.52	8.49	9.79	10.07

SELECTED CONSOLIDATED FINANCIAL DATA (Continued)
(in thousands, except as noted*)
Quarterly Financial Highlights (Unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2005 Net sales	$161,634	$170,814	$149,103	$134,516
Gross profit	35,033	39,293	33,192	25,790
Net income	6,792	10,221	10,059	1,022
Earnings (loss) per common share*
Net income:
Basic	0.34	0.51	0.49	0.05
Diluted	0.33	0.49	0.47	0.05

2004 Net sales	$135,728	$145,937	$111,718	$111,171
Gross profit	28,832	31,183	22,671	20,385
Net income	5,452	12,602	731	268
Earnings (loss) per common share*
Income from continuing operations:
Basic	0.25	0.32	0.04	0.03
Diluted	0.24	0.31	0.04	0.03
Income (loss) from discontinued operations:
Basic	0.03	0.32	--	(0.02)
Diluted	0.03	0.31	--	(0.02)
Net income:
Basic	0.28	0.64	0.04	0.01
Diluted	0.27	0.62	0.04	0.01

Common Stock Price *

2005 High	$22.39	$25.45	$35.56	$34.16
2005 Low	16.01	19.41	21.12	23.72

2004 High	$16.16	$18.70	$20.14	$20.42
2004 Low	11.50	15.17	15.20	14.04

The Company's common stock is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market under the symbol ASTE. Prices shown are the high and low bid prices as announced by NASDAQ. The Company has never paid dividends on its common stock. As determined by the proxy search on the record date by the Company's transfer agent, the number of common shareholders is approximately 4,200.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding forward-looking statements, see "Forward-looking Statements" on page 49.

Overview

Astec is a leading manufacturer and marketer of road building equipment. The Company's businesses:

. design, engineer, manufacture and market equipment that is used in each phase of road building, from quarrying and crushing the aggregate to testing the mix for application of the road surface and to applying the asphalt;
. manufacture certain equipment and components unrelated to road construction, including trenching, auger boring, directional drilling, industrial heat transfer; and
. manufacture and sell replacement parts for equipment in each of its product lines.

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

The Company's financial performance is affected by a number of factors, including the cyclical nature and varying conditions of the markets it serves. Demand in these markets fluctuates in response to overall economic conditions and is particularly sensitive to the amount of public sector spending on infrastructure development, privately funded infrastructure development and changes in the price of crude oil (fuel costs and liquid asphalt). In 2004, steel price increases had a significant impact on the cost of our equipment and came at a more rapid pace than selling price increases could be installed. Until 2004, steel had not seen much fluctuation in cost for many years. In 2005, steel prices were relatively flat compared to a very volatile 2004. During 2005, inflation in purchased parts and materials impacted product costs. We expect these elevated prices to continue in 2006. The Company will continue to monitor the price increases and make adjustments as needed.

Public sector spending at the federal, state and local levels has been driven in large part by federal spending under the six-year federal-aid highway program, the Transportation Equity Act for the 21st Century ("TEA-21"), enacted in June 1998. TEA-21 authorized the appropriation of $217 billion in federal aid for road, highway and bridge construction, repair and improvement and other federal highway and transit projects for federal fiscal years October 1, 1998 through September 30, 2004. In August 2005, President Bush signed into law the Safe, Accountable, Flexible and Efficient Transportation Equity Act - A Legacy for Users ("SAFETEA-LU"), which authorizes appropriation of $286.5 billion in guaranteed federal funding for road, highway and bridge construction, repair and improvement of the federal highway and transit projects for federal fiscal years October 1, 2004 through September 30, 2009. The Company believes that the federal highway funding significantly influences the purchasing decisions of the Company's customers who are more comfortable making purchasing decisions with the six-year legislation in place. The federal funding provides for approximately 25% of highway, street, roadway and parking construction funding in the United States.

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

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and its impact on customers' purchase decisions and the price of steel may each affect the Company's financial performance. Economic downturns, like the one experienced from 2001 through 2003, generally result in decreased purchasing by the Company's customers, which, in turn, causes reductions in sales and increased pricing pressure on the Company's products. Rising interest rates also typically have the effect of negatively impacting customers' attitudes toward purchasing equipment. The Company expects interest rates to rise during the year, but it does not expect such increases to have a material impact on the financial results of the Company. In addition, significant portions of the Company's revenues relate to the sale of equipment that produces asphalt mix. A major component of asphalt is oil. A rise in the price of oil increases the cost of providing asphalt, which could likely decrease demand for asphalt, and therefore decrease demand for certain Company products. Steel is a major component in the Company's equipment. As steel prices increased during 2004, the cost of manufactured parts, as well as the costs of purchased parts and components, also increased. Steel prices abated somewhat during 2005 but remained at historically high levels. Although the Company has instituted price increases in response to rising steel prices, purchased parts and component prices, if the Company is not able to raise the prices of its products enough to cover the increased costs of goods, the Company's financial results will be negatively affected. The Company believes that steel prices will be flat during 2006 and expects oil prices to remain somewhat volatile during 2006. The Company's customers appear to be adapting their prices in response to the fluctuating oil prices and the fluctuations do not appear to be impairing the equipment purchases by them at this time. In addition to the factors stated above, many of the Company's markets are highly competitive, and its products compete worldwide with a number of other manufacturers and distributors that produce and sell similar products.

In the United States and internationally, the Company's equipment is marketed directly to customers as well as through dealers. During 2005, approximately 75% to 80% of equipment sold by the Company was sold directly to the end user.

The Company's business includes the sale of replacement parts. During 2005, sales of replacement parts accounted for 23.4% of the Company's total revenues.

The Company is operated on a decentralized basis and there is a complete management team for each individual company. Finance, insurance, legal, shareholder relations, corporate accounting and other corporate matters are primarily handled at the corporate level (i.e. Astec Industries, Inc., the parent company). The engineering, design, sales, manufacturing and basic accounting functions are all handled at each individual subsidiary. Standard accounting procedures are prescribed and followed in all reporting.

The employees of each subsidiary have the opportunity to earn bonuses in the aggregate up to 10% of the subsidiary's after-tax profit if such subsidiary meets established goals. These goals are based on return on capital employed, cash flow on capital employed and safety. Distribution of these bonuses is to all non-union employees of each operation. The bonuses for presidents and general managers are paid from a separate corporate pool.

Results of Operations; 2005 vs. 2004

The Company generated net income for 2005 of $28,094,000, or $1.34 per diluted share, compared to net income of $19,053,000, or $0.95 per diluted share, in 2004. The weighted average number of common shares outstanding at December 31, 2005 was 20,976,966 compared to 20,079,349 at December 31, 2004.

The results of discontinued operations are presented in the income from discontinued operations and the gain on disposal of discontinued operations (net of tax) line items and are excluded from all other lines on the consolidated statement of operations. The Company sold substantially all of the assets and liabilities of Superior Industries of Morris, Inc. on June 30, 2004. The financials for 2004 have been restated to reflect discontinued operations for Superior Industries of Morris, Inc.

Net sales from continuing operations for 2005 were $616,068,000, an increase of $111,514,000, or 22.1%, compared to net sales from continuing operations of $504,554,000 in 2004. The increase in net sales from continuing operations in 2005 was primarily due to improving domestic economic conditions, improved customer confidence, finalization of the federal highway funding legislation, continued weakness of the dollar against foreign currencies and increased marketing efforts related to replacement parts sales.

Domestic sales from continuing operations increased from $381,938,000 in 2004 to $499,838,000 in 2005, an increase of $117,900,000, or 30.9%. Domestic sales are primarily generated from equipment purchases made by customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development.

In 2005, international sales decreased $6,386,000, or 5.2%, to $116,230,000 compared to international sales from continuing operations of $122,616,000 in 2004. International sales decreased the most in Europe, followed by Asia and the Middle East. These decreases are due primarily to competitive pricing pressures from foreign manufacturers, the impact of oil prices on ocean freight charges and declining economic conditions in these geographic areas. International sales increased in Africa, Canada and South America. These increases are due primarily to continued weakness of the dollar against these currencies and improving local economic conditions in these geographic areas.

Parts sales from continuing operations were $144,199,000 in 2005 compared to $116,530,000 in 2004. The increase of $27,669,000 was generated mainly by the Aggregate and Mining Group and the Underground Group. The increase was primarily due to improving economic conditions, an increased effort to sell competitive parts and the addition of the utility trencher product line to the Underground Group.

Gross profit from continuing operations increased from $103,072,000 in 2004 to $133,308,000 in 2005. As a result, the gross profit from continuing operations as a percentage of net sales from continuing operations increased from 20.4% in 2004 to 21.6% in 2005. The primary factors that caused an increase in gross profit were increased net sales due to an improving economy and price increases, increased parts sales, internal cost reduction programs and profitable new products. These improvements in gross profit were offset by an increase in underutilization of capacity of $2,074,000.

In 2005 selling, general and administrative ("SG&A") expenses from continuing operations increased by $12,079,000 to $81,971,000, or 13.3% of 2005 net sales, from $69,892,000, or 13.9% of net sales in 2004. The increase in SG&A in 2005 compared to 2004 was primarily due to increases in salaries, commissions and employee benefits of $7,412,000, legal costs of $1,143,000, advertising and marketing expenses of $733,000 and ConExpo expenses of $600,000.

Research and development expenses from continuing operations increased by $2,739,000, or 31.9%, from $8,580,000 in 2004 to $11,319,000 in 2005. The increase is related to the development of new products and improvement of current products.

During 2005, as part of the Company's periodic review of its operations, the Company assessed the recoverability of the carrying value of certain fixed assets, which resulted in an impairment loss of $1,183,000 on certain real estate currently not being used in the operations of the Company. This loss reflects the amounts by which the carrying value of the real estate exceeded its estimated fair value. This loss is included in operating expenses as a component of "gain on sale of real estate, net of real estate impairment charge" in the consolidated statements of operations. The real estate values and related impairment charge are included in the Asphalt Group for segment reporting purposes.

In addition, during 2005, the Company closed on the sale of the vacated Grapevine, Texas facility for $13,200,000. The assets sold had previously been classified on the consolidated balance sheet as assets held for sale with a book value of $4,886,000. The related gain, net of closing costs, on the sale of the property of $7,714,000 is included in operating expenses as a component of "gain on sale of real estate, net of real estate impairment charge" in the consolidated statements of operations. The assets sold and the related gain are included in the Underground Group for segment reporting purposes.

Interest expense from continuing operations for 2005 decreased by $824,000, or 16.4%, to $4,209,000 from $5,033,000 in 2004. This equates to 0.7% of net sales in 2005 compared to 1.0% of net sales for 2004. The reduced debt level and negotiated reductions in interest rates on the credit facility are the primary reasons for reduced interest expense.

Other income (expense) - net from continuing operations was income of $252,000 in 2005 compared to an expense of $19,000 in 2004. The net change in other income from 2004 and 2005 was due primarily to a decrease in the loss on foreign currency transactions of $174,000.

For 2005, the Company had an overall income tax expense of $14,748,000, or 34.3% of pre-tax income compared to the 2004 tax expense of $13,247,000, or 40.9% of pre-tax income. The 2004 income tax expense for continuing operations was $7,021,000, or 35.8% of pre-tax income. The reduction in the effective tax rate on continuing operations from 2004 to 2005 is primarily due to research and development tax credits taken in 2005 and the impact of the Domestic Product Activity Deduction.

Earnings per share for 2005 were $1.34 per diluted share compared to $0.95 per diluted share for 2004.

Earnings from continuing operations for 2005 were $1.34 per diluted share compared to $0.62 per diluted share for 2004.

The backlog at December 31, 2005 was $127,694,000 compared to $93,543,000 at December 31, 2004, which represents a 36.5% increase. The backlog increased in all segments, with the largest increase of $29,680,000 occurring in the Aggregate and Mining Group, followed by increases of $2,156,000 in the Mobile Asphalt Paving Group, $1,779,000 in the Asphalt Group and $536,000 in the Underground Group. The Company is unable to determine whether this backlog effect was experienced by the industry as a whole. The Company believes the increased backlog reflects the impact of federal funding under SAFETEA-LU and an improvement in customer confidence in the economic conditions in the United States, which should result in increased federal and state fuel tax revenue and increased commercial projects.

Asphalt Group: During 2005, this segment had sales of $170,205,000 compared to $141,050,000 for 2004, an increase of $29,155,000, or 20.7%. Segment profits for 2005 were $16,099,000 compared to $8,109,000 for 2004, an increase of $7,990,000, or 98.5%. The primary reason for the increase in sales is improved customer confidence in domestic economic conditions, as well as the finalization of the federal highway funding legislation. Improved utilization of manufacturing overhead positively impacted gross profits and segment income. During 2005, as part of the Company's periodic review of its operations, the Company assessed the recoverability of the carrying value of certain Asphalt Group fixed assets, which resulted in an impairment loss of $1,183,000 on certain real estate currently not being used in the operations of the Company. This loss reflects the amounts by which the carrying value of the real estate exceeded its estimated fair value. This loss is included in the 2005 segment profit for the Asphalt Group.

Aggregate and Mining Group: During 2005, sales for this segment increased $35,118,000, or 16.9%, to $242,515,000 compared to $207,397,000 for 2004. Discontinued operations related to Superior Industries of Morris, Inc. have been excluded from the segment. The increase in sales was attributable to increases in domestic sales of portable aggregate plants, track-mounted equipment and parts. The portable plants and track-mounted equipment were successfully applied by customers in new markets. Segment profits for 2005 increased $2,870,000, or 14.6%, to $22,555,000 from $19,685,000 for 2004. Profits improved from increased machine sales volume, increased parts sales and profitable new products. Such increases were offset partially by decreased international sales volume and increased underutilization of overhead.

Mobile Asphalt Paving Group: During 2005, sales for this segment increased $21,557,000, or 23.6%, to $112,947,000 from $91,390,000 in 2004. Sales increases occurred almost entirely in the domestic market and were primarily due to improved customer confidence in domestic economic conditions, the finalization of the federal highway funding legislation and increased marketing efforts in competitive parts sales. Segment profits for 2005 increased $4,737,000, or 62.7%, to $12,291,000 from $7,554,000 for 2004. Segment profits were positively impacted by improved machine sales volume, as well as improved parts sales volume. Segment profits were negatively impacted by increased underutilization of overhead.

Underground Group: During 2005, sales for this segment increased $26,014,000, or 40.4%, to $90,400,000 from $64,386,000 for 2004. This increase is due primarily to increases in sales of large trenchers, directional drills, auger and boring machines and mid-line and small trenchers. These increases accounted for $22,000,000 of the increase in sales. Parts sales also increased $8,400,000. These increases were offset by a reduction in sales of mud systems and used equipment. Segment profits increased $7,954,000 from a loss of $1,653,000 to profit of $6,301,000. Segment profit increased primarily due to the gain recognized on the sale of the Trencor manufacturing facility in Grapevine, Texas during the third quarter of 2005. Excluding this gain of $7,714,000, the segment loss in 2005 would have been $1,413,000, resulting in a decrease in segment loss of $240,000 from 2004 to 2005. In addition, underutilization of overhead increased $1,532,000 from 2004 to 2005.

 Results of Operations; 2004 vs. 2003

The Company generated net income for 2004 of $19,053,000, or $0.95 per diluted share, compared to a net loss of $28,964,000, or $1.47 per diluted share, in 2003. The weighted average number of common shares outstanding at December 31, 2004 was 20,079,349 compared to 19,671,697 at December 31, 2003.

The results from discontinued operations are presented in the income from discontinued operations line and the gain on disposal of discontinued operations (net of tax) and are excluded from all other lines on the consolidated statement of operations. The Company sold substantially all of the assets and liabilities of Superior Industries of Morris, Inc. on June 30, 2004. The financials for 2003 have been restated to reflect discontinued operations for Superior Industries of Morris, Inc.

Net sales for 2004 were $504,554,000, an increase of $102,488,000, or 25.5%, compared to net sales of $402,066,000 in 2003.

Domestic sales from continuing operations increased from $308,396,000 in 2003 to $381,938,000 in 2004, an increase of $73,542,000, or 23.8%. Domestic sales are primarily generated from equipment purchases made by customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development.

In 2004, international sales from continuing operations increased $28,946,000, or 30.9%, to $122,616,000 compared to 2003 international sales of $93,670,000. International sales increased the most in the Middle East, followed by Europe, South America, and Asia (excluding China, Japan and Korea). These increases are due primarily to the weaker dollar, improvements in the local economic conditions in each country and increased efforts of the international sales force. Sales declined by $3,227,000 in the West Indies, followed by Australia with a decline of $2,958,000. The sales decline in the West Indies is a reflection of market inactivity from a sluggish economy. The decline in Australia is reflective of the heavy market penetration asphalt plants have made over the last several years.

Parts sales from continuing operations were $116,530,000 in 2004 compared to $97,372,000 in 2003. Approximately 54% of the increase was in the Aggregate Group and approximately 26% in the Asphalt Group. The increases in parts sales was also helped by the addition on October 1, 2004 of the utility trencher line, the increase in sales of competitive parts, and the general improvement in the parts business.

Gross profit from continuing operations increased to $103,072,000, or 20.4% of net sales in 2004, from $65,273,000, or 16.2% of net sales in 2003. The primary factors that caused gross profit in 2004 to increase from the gross profit in 2003 include: increases in sales volume of $102,488,000, or 25.5%, profitable new products, increases in parts sales, increases in international sales and domestic sales and reduction of used equipment writedowns from $4.2 million to $1.8 million. Underutilization of overhead was reduced from $10.2 million to $2.8 million in 2004.

In 2004 selling, general and administrative ("SG&A") expenses from continuing operations increased by $5,944,000 to $69,892,000, or 13.9% of 2004 net sales, from $63,948,000, or 15.9% of net sales in 2003. The increase in SG&A in 2004 compared to 2003 was primarily due to an increase in international sales expense and sales commissions of $2,043,000, health insurance increases of $2,619,000, legal and professional increases of $532,000 and costs of complying with the Sarbanes-Oxley legislation of approximately $916,000.

No goodwill impairment charges were booked in 2004 compared to $16,261,000 in 2003 as a result of evaluations completed under Statement of Financial Accounting Standards No. 142 for each reporting unit.

Research and development expenses from continuing operations increased by $911,000, or 11.9%, from $7,669,000 in 2003 to $8,580,000 in 2004. The increase is related to the development of new products and improvement of current products.

Interest expense from continuing operations for 2004 decreased by $4,062,000, or 44.7%, to $5,033,000 from $9,095,000. This equates to 1.0% of net sales in 2004 compared to 2.3% of net sales for 2003. The reduced debt level is the primary reason for reduced interest expense. Weighted average interest rates actually increased on the short-term debt from 4.63% to 6.53%.

Other income (expense) - net was an expense of $19,000 in 2004 compared to an expense of $912,000 in 2003 for a change of $893,000. The change in net expense was primarily due to a decrease from 2003 to 2004 of $259,000 in the losses on foreign currency related activity in addition to $349,000 of costs incurred in 2003 related to the relocation of the Trencor operation from Grapevine, Texas to the Loudon, Tennessee facility.

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

The gain on sale of the Superior Industries of Morris, Inc.'s assets and liabilities totaled $10,477,000 and the 2004 income from operations was $2,320,000 prior to the sale.

Earnings per share for 2004 were $0.95 per diluted share compared to a loss of $1.47 per diluted share for 2003.

Earnings from continuing operations for 2004 were $0.62 per diluted share compared to a loss of $1.56 per diluted share for 2003.

The backlog from continuing operations at December 31, 2004 was $93,543,000 compared to $75,880,000 at December 31, 2003, which represents a 23% increase. The backlog for the Asphalt Group, Aggregate and Mining Group and Mobile Asphalt Paving Group increased, while backlog for the Underground Group decreased. The Company is unable to determine whether this backlog effect was experienced by the industry as a whole, and the Company is unable to assess the amount of the impact attributable to the status of TEA-21 legislation renewal. The Company believes the increased backlog reflects an improvement in customer confidence that the economic conditions in the United States are improving, which should result in increased federal and state fuel tax revenue and increased commercial projects.

Asphalt Group: For 2004, this segment had sales of $141,050,000 compared to $119,302,000 for 2003, an increase of $21,748,000, or 18.2%. The segment profits for 2004 were $8,109,000 compared to a loss of $2,712,000 for 2003, for an increase of $10,821,000. The primary reason for the increase in sales is that customers began to act upon their pent-up demand from delayed spending over the prior few years. Improved utilization of manufacturing overhead positively impacted gross profits and segment income, but was offset by steel cost increases outstripping sales price increases. The goodwill impairment impact to this segment was $930,000 in 2003.

Aggregate and Mining Group: For 2004, sales for this segment increased $54,236,000, or 35.4%, to $207,397,000 compared to $153,161,000 for 2003. Discontinued operations related to Superior Industries of Morris, Inc. have been excluded from the segment. The increase in domestic sales was attributable to increases in sales of portable aggregate plants, track-mounted equipment and parts. The portable plants and track-mounted equipment were successfully applied by customers in new markets. The increase in international sales resulted from increased sales efforts, a weakened dollar, and improved economic conditions in certain countries. Profits improved from sales volume, improved manufacturing overhead utilization, increased parts sales, and new products. Such increases were offset partially by increased steel costs. Segment profit for 2004 increased $17,237,000, or 704.1%, to $19,685,000 from $2,448,000 for 2003. Goodwill impairment charges of $1,287,000 were included in 2003.

Mobile Asphalt Paving Group: For 2004, sales in this segment increased $16,237,000, or 21.6%, to $91,390,000 from $75,153,000 in 2003. Both domestic and international sales increased from 2003. Sales increases came relatively evenly across all product lines. An updated milling machine product line and increased paver acceptance both contributed to the sales increase. Segment profit for 2004 increased $6,994,000, or 1248.9%, to $7,554,000 from $560,000 for 2003. Increased volume and reduced write-downs of used equipment were the primary factors that positively impacted the 2004 profit. Goodwill impairment charges of $2,310,000 were included in 2003.

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

Liquidity and Capital Resources

The Company had no borrowings under its credit facility with General Electric Capital Corporation ("GE Capital") at December 31, 2005. In addition, during the fourth quarter of 2005, the Company paid off the entire balance of its borrowings under its Industrial Development Revenue Bonds on which it was making annual principal payments of $500,000. The Company reduced its outstanding debt with the proceeds from the sale of its Grapevine, Texas manufacturing facility and cash flow generated by operations. At December 31, 2005, the Company had $68,866,000 borrowing availability, net of letters of credit, on its revolver based on eligible accounts receivable and inventories. This is compared to total short-term borrowing, including current maturities of long-term debt, of $11,827,000 at December 31, 2004. Long-term debt, less current maturities, was $25,857,000, which consisted of $16,157,000 under the GE Capital term loan and $9,700,000 of Industrial Development Revenue Bonds at December 31, 2004.

Net cash provided by operating activities for the year ended December 31, 2005 was $32,107,000 compared to $21,086,000 for the year ended December 31, 2004. This increase is primarily due to an increase in net operating income of $21,927,000, an increase in tax benefits of $4,777,000 related to stock options exercised in 2005, an increase in cash provided by prepaid expenses of $6,072,000 and a decrease in cash used by inventories of $10,179,000. These increases of cash were offset by the non-cash gain on the sale of the Grapevine, Texas facility of $7,714,000, an increase in cash used by trade receivables of $5,311,000, a decrease in cash provided by accounts payable of $5,233,000 and a decrease of $5,063,000 in cash provided by other accrued liabilities.

Cash flows provided by investing activities for the year ended December 31, 2005 were $1,108,000 compared to $13,556,000 for the year ended December 31, 2004. During 2005, the Company had proceeds from the sale of the Grapevine, Texas facility of $12,589,000, while in 2004 the Company had proceeds from the sale of Superior Industries of Morris, Inc. of $23,496,000. These transactions constitute the primary difference in investing cash flows from 2004 to 2005.

Cash used by financing activities was $18,922,000 in 2005 and $35,137,000 in 2004. The primary reason for the difference in the financing cash flows from 2004 to 2005 was an increase of $16,092,000 in proceeds from the issuance of common stock related to stock option exercises during 2005.

On September 10, 2001, the Company entered into a $125,000,000 revolving credit facility with a syndicate of banks that was scheduled to expire on September 10, 2004 and an $80,000,000 note purchase agreement for senior secured notes, placed with private institutions. On
May 14, 2003, the Company paid off the revolving credit facility and senior note agreement with proceeds from a new credit agreement of up to $150,000,000 through GE Capital secured by the Company's assets. On May 19, 2003, related to the early payment of the senior note obligation, the Company issued to the former senior note holders subordinated convertible notes in the aggregate principal amount of $10,000,000 to satisfy "make-whole" obligations under the senior notes by reason of the prepayment. The subordinated convertible notes included an option whereby the Company could redeem the notes at a discount pursuant to an agreed upon schedule as set forth in the subordinated convertible notes. The Company exercised the redemption option according to the discount schedule pursuant to the subordinated convertible notes and recorded the related obligation and "make-whole", or termination expense, of $3,837,000 in the 2003 consolidated Statement of Operations. On July 15, 2003, in accordance with the discount schedule, the Company exercised its right to redeem the subordinated convertible notes for $4,154,000, which included accrued interest through that date.

As a result of this redemption, the Company satisfied all of its obligations related to the early payoff and the "make-whole" provision of the senior note agreement. As part of the new GE Capital agreement, the Company entered into a term loan in the amount of $37,500,000 with an interest rate of one-percent (1%) above the Wall Street Journal prime rate and a maturity date of May 14, 2007. The Company could also elect an interest rate of three-percent (3%) above the London Interbank Offered Rate ("LIBOR"). The term loan required quarterly principal payments of $1,339,286 on the first day of each quarter beginning July 1, 2003, with the final installment of the principal balance due on May 14, 2007.

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

On September 30, 2003, related to the syndication of the loan by GE Capital, the Company entered into an amendment to the Credit Agreement that reduced the availability under the credit facility from $112,500,000 to $87,500,000, which includes $5,000,000 for use by the Canadian subsidiary Breaker Technology Ltd., as discussed further below. In addition, the amendment increased the interest rate on the term loan and the revolving facility to one and one-half (1.5%) percent above prime or, at the election of the Company, to three and one-half (3.5%) percent above LIBOR. This debt modification resulted in a write-off of debt issuance costs of $545,000.

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

On August 11, 2004, the Company entered into an amendment to the credit agreement that provided for a reduction of the quarterly term loan payment upon prepayment of the term loan in the amount of $6,250,000. Subsequently, the Company made the prepayment, resulting in a quarterly term loan payment of $702,485. During the third quarter of 2005, the Company used available cash to pay off the term loan portion of the GE Capital debt early. Due to the early repayment of this loan, the Company expensed approximately $519,000 of related previously unamortized loan fees in the third quarter of 2005 as additional interest expense.

On April 1, 2005, the Company entered into an amendment to the credit agreement with GE Capital that amended interest rates on the Company's revolving and term loan facilities to more favorable rates than those rates under the previous terms. Under this amendment, interest rates are based on applicable index rates plus a sliding scale of applicable index margins from zero to three-fourths of one percent (0.75%), or at the option of the borrower, the LIBOR margin plus an applicable index margin from two percent (2.0%) to two and three-fourths percent (2.75%) based on a level of total funded debt ratio.

In the third quarter of 2005, GE Capital released its security interest in substantially all of the Company's assets except for accounts receivable and inventories.

The Company was in compliance with the financial covenants under its credit facility at December 31, 2005 and 2004.

The Company's Canadian subsidiary, Breaker Technology Ltd, has available a credit facility issued by GE Capital dated May 14, 2003 with a term of four years for $5,000,000 to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit guarantees. At December 31, 2005 and 2004, Breaker Technology Ltd had no outstanding balance under the credit facility and approximately $294,000 and $284,000, respectively, in letter of credit guarantees under the facility. The Company is the primary guarantor to GE Capital of payment and performance for this $5,000,000 credit facility. The term of the guarantee is equal to the related debt. The maximum potential amount of future payments the Company would be required to make under its guarantee at December 31, 2005 and 2004 was $294,000 and $284,000, respectively.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd. ("Osborn"), has available a credit facility of approximately $3,159,000 (ZAR 20,000,000) to finance short-term working capital needs, as well as to cover the short-term establishment of credit performance guarantees. As of December 31, 2005 Osborn had no outstanding loan due under the credit facility and had approximately $1,292,000 in performance and retention bonds guaranteed under the facility. The facility is secured by Osborn's accounts receivable and retention balances. The available facility fluctuates monthly based upon fifty percent (50%) of the Company's accounts receivable, retention and cash balances at the end of the prior month.

Capital expenditures in 2006 are budgeted to be approximately $29,000,000. The Company expects to finance these expenditures using the available capacity under the Company's revolving credit facility and internally generated funds. Capital expenditures for 2005 were $11,630,000 compared to $11,168,000 in 2004.

The Company believes that its current working capital, cash flows generated from future operations and available capacity remaining under its credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements through December 31, 2006.

Market Risk and Risk Management Policies

The Company is exposed to changes in interest rates, primarily from its revolving credit agreements. Until May 2003, the Company used interest rate derivative instruments to manage exposure to interest rate changes for a portion of its debt arrangements. At December 31, 2005 the Company did not have interest rate derivatives in place. The current fluctuations in interest are subject to normal market fluctuations of interest. A hypothetical 100 basis point adverse move (increase) in interest rates would have adversely affected interest expense by approximately $252,000 for the year ended December 31, 2005. The Company's earnings and cash flows are also subject to fluctuations due to changes in foreign currency exchange rates; however, these fluctuations would not be significant to the Company's consolidated operations.

The Company is subject to foreign exchange risks arising from its foreign operations in their local currency. Foreign operations represented 8.8% and 9.1% of total assets at December 31, 2005 and 2004, respectively, and 7.4% and 9.0% of total revenue for 2005 and 2004, respectively. Assuming foreign exchange rates decreased ten percent (10%) from the December 31, 2005 and 2004 levels, the December 31, 2005 and 2004 shareholders' equity would not be materially affected.

Aggregate Contractual Obligations

The following table discloses aggregate information about the Company's contractual obligations and the period in which payments are due as of December 31, 2005:
Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Revolving credit loan	--	--	--	--	--
Long-term debt obligations	--	--	--	--	--
Operating lease obligations	$ 4,012,000	$ 1,616,000	$ 2,362,000	$ 34,000	--
Estimated interest obligations	--	--	--	--	--
Other contractual obligations reflected on the registrant's balance sheet under GAAP	48,000	48,000	--	--	--
Total	$ 4,060,000	$ 1,664,000	$ 2,362,000	$ 34,000	--

The estimated interest obligations were calculated using the actual balance of the revolving credit loan at December 31, 2005 and the expected outstanding balances on the long-term debt obligations, in accordance with payment obligations as detailed in the schedule above. For the revolving credit loan and the term loan, we used the interest rate at December 31, 2005, which was 7.5%. For all other debt obligations, we used the 2005 weighted average interest rate for individual debt obligations.

In addition to the contractual obligations noted in the table above, we also have the following funding commitments.

In 2005 we made contributions of approximately $256,000 to our pension plans and $106,000 to our post-retirement benefit plans, for a total of $362,000, compared to $1,754,000 in 2004. We estimate that we will contribute a total of approximately $806,000 to the pension and post-retirement plans during 2006. Our funding policy for all plans is to make the minimum annual contributions required by applicable regulations.

Contingencies

Management has reviewed all claims and lawsuits and, upon the advice of counsel, has made adequate provision for any estimable losses. However, the Company is unable to predict the ultimate outcome of the outstanding claims and lawsuits.

Certain customers have financed purchases of the Company's products through arrangements in which the Company is contingently liable for customer debt and residual value guarantees aggregating $10,500,000 and $17,567,000 at December 31, 2005 and 2004, respectively. These obligations have average remaining terms of three years with minimal risk.

The Company is contingently liable under letters of credit of approximately $6,482,000, primarily for performance guarantees to customers or insurance carriers.

Off-balance Sheet Arrangements

As of December 31, 2005 the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

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

Health Self-Insurance Reserve: At eight of twelve domestic manufacturing subsidiaries, the Company is self-insured for health and prescription claims under its Group Health Insurance Plan. These subsidiaries account for approximately seventy percent (70%) of the Company's employees. The Company carries reinsurance coverage to limit its exposure for individual health claims above certain limits. A major insurance company administers health claims and a major pharmacy benefits manager administers prescription medication claims. The Company maintains an insurance reserve for the self-insured health and prescription plans. This reserve includes both unpaid claims and an estimate of claims incurred but not reported, based on historical claims. Historically the reserves have been sufficient to provide for claims payments. Changes in actual claims experience could cause the reserve to change, but the Company does not believe it is reasonably likely that the reserve level will materially change in the future.

The remaining U.S. subsidiaries are covered under fully insured group health plans to which their subsidiaries subscribe. Employees of the Company's foreign subsidiaries are insured under health plans in accordance with their local governmental requirements. No reserves are necessary for the fully insured health plans.

Workers Compensation and General Liability Self-Insurance: The Company is insuring the retention portion of workers compensation claims and general liability claims by way of a captive insurance company ("the captive"), Astec Insurance Company (referred to herein as "Astec Insurance" or "the captive"). Astec Insurance is incorporated under the laws of the state of Vermont, and a management company specializing in captive insurance management maintains all records of Astec Insurance. The objectives of Astec Insurance are to improve control over and to provide long-term reduction in variability in insurance and retained loss costs; to improve focus on risk reduction with development of a program structure which rewards proactive loss control; and to continue the current claims management process whereby the Company actively participates in the defense and settlement process for claims.

For general liability claims, the captive is liable for the first $1 million per occurrence and $2.5 million per year in the aggregate. The Company carries general liability, excess liability and umbrella policies for claims in excess of those covered by the captive.

For workers compensation claims, the captive is liable for the first $350,000 per occurrence and $3.5 million per year in the aggregate. The Company utilizes a major insurance company for workers compensation claims administration.

The financial statements of the captive are consolidated into the financial statements of the Company. The reserves for claims and potential claims related to general liability and workers compensation under the captive are included in Accrued Loss Reserves on the consolidated balance sheets. The reserves are estimated based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. However, the Company does not believe it is reasonably likely that the reserve level will materially change in the future.

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

Revenue Recognition: Revenue is generally recognized on sales at the point in time when persuasive evidence of an arrangement exists, the price is fixed and determinable, the product has been shipped and there is reasonable assurance of collection of the sales proceeds. The Company generally obtains purchase authorizations from its customers for a specified amount of product at a specified price with specified delivery terms. A portion of the Company's equipment sales represents equipment produced in the Company's plants under short-term contracts for a specific customer project or equipment designed to meet a customer's specific requirements. Certain contracts include terms and conditions through which the Company recognizes revenues upon completion of equipment production, which is subsequently stored at the Company's plant at the customer's request. In accordance with SAB 104, revenue is recorded on such contracts upon the customer's assumption of title and risk of ownership and when collectibility is reasonably assured. In addition, there must be a fixed schedule of delivery of the goods consistent with the customer's business practices, the Company must not have retained any specific performance obligations such that the earnings process is not complete and the goods must have been segregated from the Company's inventory.

The Company has a limited number of sales accounted for as multiple-element arrangements, whereby related revenue on each product is recognized when it is shipped, and the related service revenue is recognized when the service is performed. The Company evaluates sales with multiple deliverable elements (such as an agreement to deliver equipment and related installation services) to determine whether the revenue related to an individual deliverable element should be recognized. In addition to the previously mentioned general revenue recognition criteria, the Company only recognizes revenue on an individual delivered element when there is objective and reliable evidence that the delivered element has a determinable value to the customer on a standalone basis and there is no right of return.

Recent Accounting Pronouncements

In May 2004, the FASB issued FSP No. 106-2, Accounting and Disclosure Requirements Related to the Prescription Drug, Improvement and Modernization Act of 2003, which provides authoritative guidance on accounting for the Medicare Act. The Medicare Act provides for a possible federal subsidy of certain prescription drug claims for sponsors of retiree health care plans with drug benefits, beginning in 2006. The Company has determined that the Company's two post retirement medical insurance plans, which provide prescription drug benefits, will not be entitled to the federal subsidy under the Medicare Act. Therefore, management believes the application of the provisions of FSP No. 106-2 will not have a significant impact on the Company's consolidated financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs" ("SFAS 151"). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing", to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company is adopting SFAS 151 effective January 1, 2006. The adoption of SFAS 151 is not expected to have a significant impact on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS 123R as amended by SEC Rule FR-74 for public companies, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the beginning of the first fiscal year after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is adopting SFAS 123R effective January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the modified retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock beginning with the first quarter of adoption of SFAS 123R, while the modified retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company plans to adopt SFAS 123R using the modified prospective method. Accordingly, the adoption of SFAS 123R's fair value method will have a significant impact on our results of operations assuming employee grants continue at levels approximating historic practices, although it will have no impact on our overall financial position. We are currently evaluating the impact of this standard, but we estimate the impact of applying the various provisions of SFAS 123R will result in an expense, net of tax of approximately $310,000 during fiscal 2006 related to options granted prior to December 31, 2005. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when the employees exercise stock options), the amount of operating cash flows realized for such excess tax deductions have been significant in the past.

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

On December 21, 2004, FASB Staff Position (FSP) FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes", to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, was issued. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with Statement 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return beginning in 2005. Although formal regulations are still pending, the Company has incorporated the expected impact of the new act in its 2005 tax provision. The impact of the tax act is not material to the 2005 financial statements.

On December 21, 2004, FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," was issued. FSP 109-2 provides companies additional time, beyond the financial reporting period during which the Jobs Creation Act took effect, to evaluate the Jobs Creation Act's impact on a company's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying Statement 109. FSP 109-2 was effective upon issuance. The Company has decided not to repatriate foreign earnings, and accordingly, the financial statements do not reflect any provisions for taxes on unremitted foreign earnings.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets" ("SFAS 153"). SFAS 153 amends the guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions" to eliminate certain exceptions to the principle that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges in fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have an impact on the Company's consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," ("SFAS 154").  SFAS No. 154 replaces APB No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in accounting principle.  The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Management believes that the adoption of SFAS No. 154 will not have a material effect on the Company's consolidated financial statements.

Forward-Looking Statements

This annual report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements contained anywhere in this Annual Report that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding:

.	execution of the Company's growth and operation strategy;
.	compliance with covenants in the Company's credit facilities;
.	liquidity and capital expenditures;
.	sufficiency of working capital, cash flows and available capacity under the Company's credit facilities;
.	government funding and growth of highway construction and commercial projects;
.	taxes or usage fees;
.	financing plans;
.	industry trends;
.	pricing and availability of oil;
.	steel prices; and
.	condition of the economy.

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

In addition to the risks and uncertainties identified elsewhere herein and in documents filed by the Company with the Securities and Exchange Commission, the following factors should be carefully considered when evaluating the Company's business and future prospects: decreases or delays in highway funding; rising interest rates; changes in oil prices; changes in steel prices; downturns in the general economy; unexpected capital expenditures and decreases in liquidity; the timing of large contracts; production capacity; general business conditions in the industry; non-compliance with covenants in the Company's credit facilities; demand for the Company's products; and those other factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission. Certain of the risks, uncertainties and other factors discussed or noted above are more fully described in the section entitled "Business - Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

During the course of the Company's 2005 annual audit, significant deficiencies in internal controls primarily related to the adequacy of inventory controls, accounting system access controls, journal entry authorization, and monitoring controls related to Astec Underground, Inc., a wholly owned subsidiary of the Company, were identified. When aggregated, these deficiencies represent a material weakness in the Company's internal controls over financial reporting. Management has taken several actions to remedy these significant deficiencies, including making improvements to the steel inventory control and reporting system; initiating additional and remedial training programs; hiring an inventory control specialist and a new controller for Astec Underground, Inc. Management continues to monitor and evaluate the effectiveness of these remedial actions with regard to these significant deficiencies.

The management of the Company assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this assessment, management concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2005.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by Grant Thornton LLP, an independent registered public accounting firm. Grant Thornton has issued a disclaimer of opinion on both management's assessment and the effectiveness of the company's internal controls over financial reporting. You can find this report elsewhere in this Appendix A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Astec Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Astec Industries, Inc. (a Tennessee corporation) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astec Industries, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

 Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II - Valuation and Qualifying Accounts is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule for the years ended December 31, 2005 and 2004, has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

 We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Astec Industries, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2006, stated that management did not support its evaluation of controls with sufficient evidence, including documentation, and we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the company's internal control over financial reporting. As a result, the scope of our work was not sufficient to enable us to express, and we did not express, an opinion either on management's assessment or on the effectiveness of Astec Industries, Inc. and subsidiaries' internal control over financial reporting.

 /s/ GRANT THORNTON LLP

 Geensboro, North Carolina
  March 7, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Astec Industries, Inc.

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Astec Industries, Inc. and subsidiaries for the year then ended, December 31, 2003. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Astec Industries, Inc. and subsidiaries operations and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

.
Chattanooga, Tennessee	/s/ Ernst & Young LLP
February 25, 2004 except for Note 8, as to which the date is March 4, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Board of Directors and Shareholders
Astec Industries, Inc.:

 We were engaged to audit management's assessment, included in the accompanying Management Assessment Report, that Astec Industries, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Astec Industries Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

 An audit of management's assessment that the Company maintained effective internal control over financial reporting includes obtaining an understanding of, and evaluating, management's process for assessing the effectiveness of the Company's internal control over financial reporting. In obtaining an understanding of management's process, we determined that management did not support its evaluation with sufficient evidence, including documentation. Because management's process did not include sufficient evidence, including documentation, we were unable to apply the procedures required to express an opinion on management's assessment and on the effectiveness of internal control over financial reporting.

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

 Since management did not support its evaluation of controls with sufficient evidence that management had adequately completed its assessment, we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the company's internal control over financial reporting. As a result, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management's assessment or on the effectiveness of Astec Industries, Inc. and subsidiaries' internal control over financial reporting.

 In performing our procedures, we identified significant deficiencies, that also have been identified and included in management's assessment, which when aggregated constituted a material weakness in the Company's internal controls over financial reporting. Such significant deficiencies in internal controls primarily related to the adequacy of inventory controls, accounting system access controls, journal entry authorization, and monitoring controls at Astec Underground, Inc., a wholly owned subsidiary of the Company. These significant deficiencies were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 7, 2006, on those consolidated financial statements.

We do not express an opinion or any other form of assurance on management's statements included in the accompanying Management Assessment Report that referred to the remediation steps taken after December 31, 2005.

 We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Astec Industries, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years then ended, and our report dated March 7, 2006, expressed an unqualified opinion on those financial statements.

  /s/ GRANT THORNTON LLP

  Greensboro, North Carolina
  March 7, 2006

Consolidated Balance Sheets

	December 31,
Assets	2005	2004
Current assets:
Cash and cash equivalents	$ 22,597,696	$ 8,348,693
Trade receivables, less allowance for doubtful accounts of $1,877,000 in 2005 and $2,093,000 in 2004	50,853,686	44,215,440
Notes and other receivables	2,541,542	1,073,073
Inventories	135,503,361	126,970,127
Prepaid expenses	7,257,021	8,693,515
Deferred income tax assets	7,212,932	8,498,317
Other current assets	61,952	685,274
Total current assets	226,028,190	198,484,439
Property and equipment, net	96,114,469	96,526,158
Other assets:
Goodwill	19,361,035	19,125,570
Finance receivables	--	904,950
Notes receivable	60,000	169,655
Assets held for sale	--	4,885,713
Other	5,018,980	4,721,482
Total other assets	24,440,015	29,807,370
Total assets	$ 346,582,674	$ 324,817,967

Liabilities and Shareholders' Equity
Current liabilities:
Revolving credit loan	$ --	$ 8,517,253
Current maturities of long-term debt	--	3,309,941
Accounts payable	39,774,568	35,450,855
Customer deposits	12,063,448	10,414,702
Accrued product warranty	5,666,123	4,788,558
Accrued payroll and related liabilities	2,615,827	2,360,841
Accrued loss reserves	6,453,655	7,491,992
Other accrued liabilities	21,473,922	19,661,741
Total current liabilities	88,047,543	91,995,883
Long-term debt, less current maturities	--	25,857,163
Deferred income tax liabilities	4,650,605	7,432,458
Accrued retirement benefit costs	5,109,729	4,828,093
Other	5,440,910	2,873,397
Total liabilities	103,248,787	132,986,994
Minority interest	591,842	575,184
Commitments and contingencies Notes 7, 8 and 13	--	--
Shareholders' equity:
Preferred stock - authorized 4,000,000 shares of $1.00 par value; none issued	--	--
Common stock - authorized 40,000,000 shares of $.20 par value; issued and outstanding - 21,177,352 in 2005 and 19,987,503 in 2004	4,235,470	3,997,501
Additional paid-in capital	79,722,952	55,955,647
Accumulated other comprehensive income	2,604,676	3,014,119
Company shares held by SERP, at cost	(1,894,507)	(1,690,711)
Retained earnings	158,073,454	129,979,233
Total shareholders' equity	242,742,045	191,255,789
Total liabilities and shareholders' equity	$ 346,582,674	$ 324,817,967

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,
	2005	2004	2003
Net sales	$ 616,067,723	$ 504,553,751	$ 402,066,282
Cost of sales	482,760,008	401,482,127	336,793,057
Gross profit	133,307,715	103,071,624	65,273,225
Selling, general and administrative expenses	81,971,387	69,891,565	63,948,286
Research and development expenses	11,319,280	8,579,916	7,669,188
Goodwill impairment	--	--	16,260,975
Gain on sale of real estate, net of real estate impairment charge	6,530,884	--	--
Amortization of intangible assets	287,454	266,457	452,572
Income (loss) from operations	46,260,478	24,333,686	(23,057,796)
Other income (expense)
Interest expense	(4,209,046)	(5,032,878)	(9,094,795)
Senior note termination expense	--	--	(3,836,975)
Interest income	644,280	332,997	750,618
Other income (expense) - net	252,183	(19,011)	(911,919)
Income (loss) from continuing operations before income taxes and minority interest	42,947,895	19,614,794	(36,150,867)
Income taxes on continuing operations	(14,748,366)	(7,020,802)	5,472,400
Income (loss) from continuing operations before minority interest	28,199,529	12,593,992	(30,678,467)
Minority interest	105,308	111,260	33,413
Income (loss) from continuing operations	28,094,221	12,482,732	(30,711,880)
Income from discontinued operations	--	2,319,711	2,733,859
Income taxes on discontinued operations	--	(1,155,404)	(985,984)
Gain on disposal of discontinued operations (net of tax of $5,070,836)	--	5,406,224	--
Net income (loss)	$ 28,094,221	$ 19,053,263	$ (28,964,005)

Earnings (Loss) per Common Share
Income (loss) from continuing operations:
Basic	$ 1.38	$ 0.63	$ (1.56)
Diluted	1.34	0.62	(1.56)
Income from discontinued operations:
Basic	--	0.33	0.09
Diluted	--	0.33	0.09
Net income (loss):
Basic	1.38	0.96	(1.47)
Diluted	1.34	0.95	(1.47)
Weighted average number of common shares outstanding:
Basic	20,333,894	19,740,699	19,671,697
Diluted	20,976,966	20,079,349	19,671,697

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF CASH FLOWS
	Year Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities
Net income (loss)	$ 28,094,221	$ 19,053,263	$ (28,964,005)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,562,568	10,853,013	12,673,660
Amortization	287,454	266,457	452,572
Provision for doubtful accounts	190,984	592,544	312,021
Provision for inventory reserves	3,088,515	3,426,958	5,304,370
Provision for warranty	10,432,651	8,586,480	7,599,745
Deferred compensation provision (benefit)	1,863,359	491,721	(244,000)
Deferred income tax provision (benefit)	(1,496,468)	4,943,606	(5,508,648)
Impairment charge on real estate not being used	1,183,421	--	--
Gain on disposal of discontinued operations, net of tax	--	(5,406,224)	--
Gain on disposition of assets held for sale	(7,714,305)	--	--
(Gain) loss on disposition of fixed assets	(11,079)	450,081	(1,034,489)
Tax benefit from stock option exercises	5,039,320	262,002	71,819
Purchase of trading security by Supplemental Executive Retirement Plan	(263,190)	--	--
Goodwill impairment	--	--	16,260,975
Minority interest in losses (earnings) of subsidiary	(105,308)	(111,260)	136,967
(Increase) decrease in:
Trade receivables	(8,867,559)	(3,556,365)	6,575,947
Finance receivables	--	121,310	18,714,243
Notes receivables	253,310	78,056	7,004,914
Inventories	(11,291,802)	(21,471,263)	6,291,914
Equipment on operating lease	--	--	6,077,214
Prepaid expenses	1,423,566	(4,648,422)	(2,752,027)
Other assets	493,710	(922,253)	(1,347,012)
Increase (decrease) in:
Accounts payable	4,679,391	9,912,335	(6,688,461)
Customer deposits	1,637,973	686,642	3,515,342
Accrued product warranty	(9,551,048)	(7,358,121)	(7,744,036)
Refundable income taxes	181,662	(386,591)	6,839,098
Income taxes payable	(4,013)	(1,882,137)	2,220,818
Accrued retirement benefit costs	281,636	(1,037,275)	--
Self insurance loss reserves	(1,038,702)	381,692	2,014,416
Other accrued liabilities	2,401,906	7,464,761	(8,519,779)
Other	354,796	294,674	280,577
Net cash provided by operating activities	32,106,969	21,085,684	39,544,155

Cash Flows from Investing Activities
Proceeds from disposal of discontinued operations, net	--	23,496,339	--
Proceeds from sale of property and equipment	166,945	1,511,047	1,660,676
Expenditures for property and equipment	(11,629,597)	(11,167,772)	(3,588,297)
Proceeds from sale of assets held for sale	12,589,218	--	--
Cash paid for acquisition of minority shares	(18,835)	(283,369)	(70,776)
Net cash provided (used) by investing activities	1,107,731	13,556,245	(1,998,397)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	18,846,357	2,754,586	382,014
Net (repayments) under revolving credit loans	(8,517,253)	(19,479,303)	(3,905,306)
Principal repayments of industrial bonds, loans and notes payable	(29,167,104)	(18,180,385)	(95,113,634)
Purchase/sale, net of company shares by Supplemental Executive Retirement Plan	(84,199)	(231,711)	(674,000)
Proceeds from debt and notes payable	--	--	40,122,943
Net cash used by financing activities	(18,922,199)	(35,136,813)	(59,187,983)

Effect of exchange rates on cash	(43,498)	92,477	52,154
Increase (decrease) in cash and cash equivalents	14,249,003	(402,407)	(21,590,071)
Cash and cash equivalents, beginning of year	8,348,693	8,751,100	30,341,171
Cash and cash equivalents, end of year	$ 22,597,696	$ 8,348,693	$ 8,751,100

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$ 2,559,165	$ 3,890,711	$ 9,213,232
Income taxes (net of refunds)	$ 8,176,320	$ 9,915,939	$ (6,526,586)

Restructure of note receivable:
Finance receivables	$ --	$ 248,028	$ --
Accounts receivable	--	(248,028)	--

Repossession of rental equipment:
Inventory	--	270,000	--
Fixed assets	--	(270,000)	--

Intangible assets acquired:
Other assets	$ 375,000	$ --	$ --
Other liabilities	(375,000)	--	--

Includes continuing and discontinued operations.

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2005, 2004 and 2003

	Common Stock Shares	Common Stock Amount	Additional Paid -in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Company Shares Held by SERP	Total Shareholders' Equity
Balance December 31, 2002	19,677,440	$3,935,488	$52,547,239	$139,846,165	$(2,896,680)	$ (785,000)	$ 192,647,212
Net Loss				(28,964,005)			(28,964,005)
Other comprehensive income (loss):
Minimum pension liability adjustment, net of income taxes of $106,784					174,226		174,226
Foreign currency translation adjustments					3,617,015		3,617,015
Unrealized loss on cash flow hedge, net of income taxes of $134,307					219,132		219,132
Comprehensive loss							(24,953,632)
Exercise of stock options, including tax benefit	60,606	12,121	441,712				453,833
Change in minority interest ownership				43,810			43,810
Purchase of Company stock held by SERP						(674,000)	(674,000)
Balance December 31, 2003	19,738,046	$3,947,609	$52,988,951	$110,925,970	$1,113,693	$(1,459,000)	$167,517,223
Net income				19,053,263			19,053,263
Other comprehensive income (loss):
Minimum pension liability adjustment, net of income taxes of $172,434					(281,341)		(281,341)
Foreign currency translation adjustments					1,947,596		1,947,596
Unrealized loss on cash flow hedge net of income taxes of $225,741					234,171		234,171
Comprehensive income							20,953,689
Exercise of stock options, including tax benefit	249,457	49,892	2,966,696				3,016,588
Purchase of Company stock held by SERP						(231,711)	(231,711)
Balance December 31, 2004	19,987,503	$3,997,501	$55,955,647	$129,979,233	$3,014,119	$(1,690,711)	$ 191,255,789
Net income				28,094,221			28,094,221
Other comprehensive income (loss):
Minimum pension liability adjustment, net of income taxes of $107,032					(245,927)		(245,927)
Foreign currency translation adjustments					(297,659)		(297,659)
Unrealized loss on cash flow hedge					134,143		134,143
Comprehensive income							27,684,778
Exercise of stock options, including tax benefit	1,189,849	237,969	23,647,708				23,885,667
Sale (Purchase) of Company stock held by SERP			119,597			(203,796)	(84,199)
Balance December 31, 2005	21,177,352	$ 4,235,470	$ 79,722,952	$ 158,073,454	$ 2,604,676	$ (1,894,507)	$ 242,742,045

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

1. Summary of Significant Accounting Policies

Basis of Presentation - The consolidated financial statements include the accounts of Astec Industries, Inc. and its domestic and foreign subsidiaries. The Company's significant wholly-owned and consolidated subsidiaries at December 31, 2005 are as follows:
American Augers, Inc.	Astec, Inc.
Astec Insurance Company	Astec Mobile Screens, Inc. (f/k/a Production Engineered Products, Inc.)
Astec Underground, Inc. (f/k/a Trencor, Inc)	Breaker Technology, Inc.
Carlson Paving Products, Inc.	Breaker Technology Ltd.
CEI Enterprises, Inc.	Johnson Crushers International, Inc.
Heatec, Inc.	Kolberg-Pioneer, Inc.
Roadtec, Inc.	Osborn Engineered Products SA (Pty) Ltd. (91% owned)
Telsmith, Inc.

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

Concentration of Credit Risk - The Company sells products to a wide variety of customers. Accounts receivable and finance receivables are carried at their outstanding principal amounts, less an allowance for doubtful accounts. The Company extends credit to its customers based on an evaluation of the customer's financial condition generally without requiring collateral. Credit risk is driven by conditions within the economy and the industry and is principally dependent on each customer's financial condition. To minimize credit risk, the Company monitors credit levels and financial conditions of customers on a continuing basis. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. As of December 31, 2005, concentrations of credit risk with respect to receivables are limited due to the wide variety of customers.

Inventories - Inventory costs include materials, labor and overhead. Inventories (excluding used equipment) are stated at the lower of first-in, first-out cost or market. Used equipment inventories are stated at the lower of specific unit cost or market.

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

Revenue Recognition - Revenue is generally recognized on sales at the point in time when persuasive evidence of an arrangement exists, the price is fixed and determinable, the product has been shipped and there is reasonable assurance of collection of the sales proceeds. The Company generally obtains purchase authorizations from its customers for a specified amount of product at a specified price with specified delivery terms. A portion of the Company's equipment sales represents equipment produced in the Company's plants under short-term contracts for a specific customer project or equipment designed to meet a customer's specific requirements. Certain contracts include terms and conditions through which the Company recognizes revenues upon completion of equipment production, which is subsequently stored at the Company's plant at the customer's request. In accordance with SAB 104, revenue is recorded on such contracts upon the customer's assumption of title and risk of ownership and when collectibility is reasonably assured. In addition, there must be a fixed schedule of delivery of the goods consistent with the customer's business practices, the Company must not have retained any specific performance obligations such that the earnings process is not complete and the goods must have been segregated from the Company's inventory.

The Company has a limited number of sales accounted for as multiple-element arrangements, whereby related revenue on each product is recognized when it is shipped, and the related service revenue is recognized when the service is performed. The Company evaluates sales with multiple deliverable elements (such as an agreement to deliver equipment and related installation services) to determine whether the revenue related to an individual deliverable element should be recognized. In addition to the previously mentioned general revenue recognition criteria, the Company only recognizes revenue on an individual delivered element when there is objective and reliable evidence that the delivered element has a determinable value to the customer on a standalone basis and there is no right of return.

Advertising Expense - The cost of advertising, other than direct response advertising, is expensed as incurred. The Company incurred approximately $2,690,000, $2,474,000 and $2,088,000 in advertising costs during 2005, 2004 and 2003, respectively.

Direct response advertising is capitalized and amortized over its expected period of future benefit. The Company participates in a week-long industry trade show that takes place once every three years. The Company maintains customer and potential customer attendance records that are used to track the future sales revenues as a result of their advertising and customer relation efforts at the show. The costs related to the trade exhibits and show attendance are capitalized, then amortized on a straight-line basis over the period in which revenue related to the trade show is generated, which is normally twenty-four months based on historical revenue patterns. The amortization method is supported by the attendance and revenue related records maintained by the Company. Prepaid trade show expenses totaled $1,223,000 and $59,000 as of December 31, 2005 and 2004. Amortized advertising expenses related to presentation and attendance at trade shows were $880,000, $288,000 and $1,418,000 for the years ended December 31, 2005, 2004 and 2003.

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

Stock-based Compensation - As permitted under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants as long as the exercise price is equal to or more than the fair value of the shares at the date of the grant. Because all option grants for 2005, 2004 and 2003 were at or above the fair value of the shares, no stock-based employee compensation cost is reflected in net income (loss) for those years.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS 123R as amended by SEC Rule FR-74 for public companies, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the beginning of the first fiscal year after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is adopting SFAS 123R effective January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the modified retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock beginning with the first quarter of adoption of SFAS 123R, while the modified retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company will adopt SFAS 123R using the modified prospective method. Accordingly, the adoption of SFAS 123R's fair value method will have a significant impact on our results of operations assuming employee grants continue at levels approximating historic practices, although it will have no impact on our overall financial position. The Company estimates the impact of applying the various provisions of SFAS 123R will result in an expense, net of tax of approximately $310,000 during fiscal 2006 related to options granted prior to December 31, 2005. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when the employees exercise stock options), the amount of operating cash flows realized for such excess tax deductions have been significant in the past.

The following pro forma summary presents the Company's net income (loss) and per share earnings (loss) which would have been reported had the Company determined stock compensation cost using the fair value method of accounting set forth under SFAS No. 123. The pro forma impact on net income (loss) shown below may not be representative of future effects.
	Year Ended December 31,
	2005	2004	2003
Net income (loss), as reported	$ 28,094,221	$ 19,053,263	$ (28,964,005)
Stock compensation expense under SFAS No. 123, net of taxes	(618,206)	50,336	(20,594)
Adjusted net income (loss)	$ 27,476,015	$ 19,103,599	$ (28,984,599)

Basic earnings (loss) per share, as reported	$ 1.38	$ 0.96	$ (1.47)
Stock compensation expense under SFAS No. 123, net of taxes	(0.03)	0.01	--
Adjusted basic earnings (loss) per share	$ 1.35	$ 0.97	$ (1.47)

Diluted earnings (loss) per share, as reported	$ 1.34	$ 0.95	$ (1.47)
Stock compensation expense under SFAS No. 123, net of taxes	(0.03)	--	--
Adjusted diluted earnings (loss) per share	$ 1.31	$ 0.95	$ (1.47)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
	2005 Grants	2004 Grants	2003 Grants
Expected life	6 years	7 years	8 years
Expected volatility	47.5%	47.8%	47.8%
Risk-free interest rate	3.77%	3.64%	2.94%
Dividend yield	--	--	--

Earnings Per Share - Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is based on the weighted average number of common shares outstanding and diluted earnings per share includes potential dilutive effects of options, warrants and convertible securities.

 The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2005	2004	2003
Numerator:
Income (loss) from continuing operations	$ 28,094,221	$ 12,482,732	$ (30,711,880)
Income from discontinued operations	--	6,570,531	1,747,875
Net income (loss)	$ 28,094,221	$ 19,053,263	$ (28,964,005)
Denominator:
Denominator for basic earnings per share	20,333,894	19,740,699	19,671,697
Effect of dilutive securities:
Employee stock options	524,740	310,338	--
Supplemental executive retirement plan	118,332	28,312	--
Denominator for diluted earnings per share	20,976,966	20,079,349	19,671,697
Income (loss) from continuing operations:
Basic	$ 1.38	$ 0.63	$ (1.56)
Diluted	$ 1.34	$ 0.62	$ (1.56)
Income from discontinued operations:
Basic	--	$ 0.33	$ 0.09
Diluted	--	$ 0.33	$ 0.09
Net income (loss):
Basic	$ 1.38	$ 0.96	$ (1.47)
Diluted	$ 1.34	$ 0.95	$ (1.47)

For the years ended December 31, 2005, 2004 and 2003 options of approximately 809,782, 1,621,000 and 2,936,000, respectively, were antidilutive and were not included in the diluted EPS computation.

Derivatives and Hedging Activities - In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended by SFAS Nos. 137 and 138. SFAS No. 133, as amended, requires the Company to recognize all derivatives in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through income or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative's change in fair value is immediately recognized in income.

Shipping and Handling Fees and Cost - The Company records revenues earned for shipping and handling as revenue, while the cost of shipping and handling is classified as cost of goods sold.

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

As discussed in Note 13 of the consolidated financial statements, as of December 31, 2005 the Company has accrued its best estimate of the probable cost for the resolution of these claims. This estimate has been developed in consultation with outside counsel that is handling the defense in these matters and is based upon a combination of litigation and settlement strategies. Certain litigation is being addressed before juries in states where past jury awards have been significant. To the extent additional information arises or strategies change, it is possible that the Company's best estimate of the probable liability in these matters may change.

 Recent Accounting Pronouncements - In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs" ("SFAS 151"). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing", to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company is adopting SFAS 151 effective January 1, 2006. The adoption of SFAS 151 is not expected to have a significant impact on the Company's consolidated financial statements.

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

On December 21, 2004, FASB Staff Position (FSP) FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes", to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, was issued. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with Statement 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return beginning in 2005. Although formal regulations are still pending, the Company has incorporated the expected impact of the new act in its 2005 tax provision. The impact of the tax act is not material to the 2005 financial statements.

On December 21, 2004, FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," was issued. FSP 109-2 provides companies additional time, beyond the financial reporting period during which the Jobs Creation Act took effect, to evaluate the Jobs Creation Act's impact on a company's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying Statement 109. FSP 109-2 was effective upon issuance. The Company has decided not to repatriate foreign earnings, and accordingly, the financial statements do not reflect any provisions for taxes on unremitted foreign earnings.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets" ("SFAS 153"). SFAS 153 amends the guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions" to eliminate certain exceptions to the principle that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges in fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have an impact on the Company's consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," ("SFAS 154").  SFAS No. 154 replaces APB No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in accounting principle.  The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Management believes that the adoption of SFAS No. 154 will not have a material effect on the Company's consolidated financial statements.

Reclassifications - Certain amounts for 2004 and 2003 have been reclassified to conform with the 2005 presentation.

2. Inventories

Inventories consisted of the following:
	December 31,
	2005	2004
Raw materials and parts	$ 65,819,943	$ 58,065,794
Work-in-process	28,601,947	28,772,979
Finished goods	29,701,996	28,810,662
Used equipment	11,379,475	11,320,692
Total	$ 135,503,361	$ 126,970,127

3. Discontinued Operations

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

For 2004 and 2003, Superior's revenues were $15,841,000 and $24,547,000, respectively. The operations of Superior resulted in pre-tax earnings of $2,320,000 and $2,734,000 and after-tax earnings of $1,164,000 and $1,748,000 in 2004 and 2003, respectively.

Superior's operations and the gain on the sale of Superior, net of tax, are presented as discontinued operations in the Statements of Operations, as required by SFAS No. 144. Superior's financial results are included in the income from discontinued operations line and are excluded from all other lines on the Statements of Operations.

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

4. Goodwill

Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets acquired in business combinations. SFAS No. 142 provides that goodwill and certain other intangible assets be tested for impairment at least annually. The Company measures goodwill impairment by comparing the carrying value of its reporting units, including goodwill, with the fair value of the reporting unit measured by determining the present value of future cash flows.

In accordance with the provisions of SFAS No. 142, the Company performed the required valuation procedures as of December 31, 2005, 2004 and 2003. To complete the first step of valuation, the Company used discounted cash flows ("DCF") to apply the income approach to indicate potential impairment of goodwill. The DCF method is based on the premise that the value of the reporting unit is the present value of the future economic income or cash flows to be derived by the reporting unit. This method analyzes discretely the three factors which directly determine value: 1) the amount of cash expected to be generated; 2) the timing of the cash flow; and 3) the risks associated with the projected cash flows. The DCF was based on a debt-free cash flow stream and margin and growth assumptions were consistent with the reporting units' internal planning. If during step-one valuation procedures, the fair value of shareholders' equity was in excess of carrying value, goodwill was considered not impaired and step-two procedures were unnecessary.

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

As of December 31, 2005 and 2004, the valuation indicated no impairment of goodwill. As of December 31, 2003, the valuation indicated impairment of goodwill in five reporting units totaling $16,260,975. The Company believes various factors led to the 2003 goodwill impairment. The economic downturn and political uncertainty, both of which increased competitive pricing pressure and contributed to under utilization of capacity during 2003, negatively impacted the expected revenue growth and expected cash flows in each of the Company's operating segments. In addition, the learning curve and costs related to the startup of the acquired Case product line also negatively impacted expected cash flows of the Underground Group in 2003. Goodwill impairment expense of $16,260,975 is included in loss from operations for the year ended December 31, 2003.

The changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2005, 2004 and 2003 are as follows:
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	Total
Balance, December 31, 2002	$2,086,304	$18,316,103	$ 3,956,391	$11,734,479	$36,093,277
Goodwill impairment	(929,486)	(1,287,010)	(2,310,000)	(11,734,479)	(16,260,975)
Foreign currency translation	--	1,054,782	--	--	1,054,782
Balance, December 31, 2003	1,156,818	18,083,875	1,646,391	--	20,887,084
Sale of subsidiary	--	(2,438,102)	--	--	(2,438,102)
Foreign currency translation	--	676,588	--	--	676,588
Balance, December 31, 2004	1,156,818	16,322,361	1,646,391	--	19,125,570
Foreign currency translation	--	235,465	--	--	235,465
Balance, December 31, 2005	$ 1,156,818	$16,557,826	$ 1,646,391	$ --	$ 19,361,035

5. Long-lived and Other Intangible Assets

SFAS No. 144 requires long-lived assets be reviewed for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. During 2005, as part of the Company's periodic review of its operations, the Company assessed the recoverability of the carrying value of certain fixed assets, which resulted in an impairment loss of $1,183,000 on certain real estate currently not being used in the operations of the Company. This loss reflects the amounts by which the carrying value of the real estate exceeded its estimated fair value. This loss is included in operating expenses as a component of "gain on sale of real estate, net of real estate impairment charge" in the consolidated statements of operations. The real estate values and related impairment charge are included in the Asphalt Group for segment reporting purposes. For the years ended December 31, 2004 and 2003, the Company concluded that there had been no significant events that would trigger an impairment review of its other long-lived intangible assets. SFAS 144 requires recognition of impairment losses for long-lived assets "held and used" if the sum of the estimated future undiscounted cash flows used to test for recoverability is less than the carrying value.

Amortization expense for other intangible assets was $287,454, $266,457 and $277,796 for 2005, 2004 and 2003, respectively. Other intangible assets, which are included in Other Assets on the accompanying consolidated balance sheets, consisted of the following at December 31, 2005 and 2004:
	Gross Carrying Value Dec. 31, 2004	Accumulated Amortization Dec. 31, 2004	Net Carrying Value Dec. 31, 2004	Gross Carrying Value Dec. 31, 2005	Accumulated Amortization Dec. 31, 2005	Net Carrying Value Dec. 31, 2005	Weighted Avg. Amortization Period
Dealer network and customer base	$ 820,000	$ (200,158)	$ 619,842	$ 1,220,000	$ (304,305)	$ 915,695	8 years
Drawings	820,000	(200,158)	619,842	820,000	(277,638)	542,362	10 years
Trademarks	336,000	(230,173)	105,827	336,000	(336,000)	--	3 years
Patents	24,000	(24,000)	--	24,000	(24,000)	--	2 years
Total	$ 2,000,000	$ (654,489)	$ 1,345,511	$ 2,400,000	$ (941,943)	$ 1,458,057	8 years

Approximate amortization expense for the next five years is expected as follows:
2006	$234,961	2009	$234,961
2007	234,961	2010	208,294
2008	234,961

6. Property and Equipment
Property and equipment consisted of the following:
	December 31,
	2005	2004
Land, land improvements and buildings	$ 79,624,129	$ 76,698,050
Equipment	117,692,133	111,365,301
Less accumulated depreciation	(101,201,793)	(91,537,193)
Total	$ 96,114,469	$ 96,526,158

Depreciation expense for continuing operations was approximately $10,563,000, $10,302,000 and $11,531,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

At December 31, 2005, the Company had commitments of approximately $6,778,000 for construction and acquisition of property and equipment, all of which are expected to be incurred in 2006.

7. Leases

The Company leases certain land, buildings and equipment for use in its operations under operating leases that expire periodically through 2010. Total rental expense charged to operations under operating leases was approximately $2,073,000, $2,755,000 and $3,550,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

 Minimum rental commitments for all noncancelable operating leases at December 31, 2005 are as follows:
2006	$ 1,616,000
2007	1,265,000
2008	843,000
2009	254,000
2010	34,000

Until December 31, 2002, Astec Financial Services, Inc. leased equipment to customers under contracts generally ranging from 36 to 48 months. Rental income under such leases was $0, $45,000 and $662,000 for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005 the Company did not have outstanding lease receivables and there were no future minimum rental payments to be received for equipment leased to others.

8. Debt

Debt consisted of the following:
	December 31,
	2005	2004
Revolving credit line of $87,500,000 at December 31, 2005 at a variable interest rate (7.50% at December 31, 2005)	$ --	$ 8,517,253
Term loan due May 14, 2007 payable in quarterly installments of $702,485 beginning October 1, 2004 at a variable interest rate (6.75% at December 31, 2004), repaid in 2005	--	18,967,104
Industrial Development Revenue Bonds payable in annual installments of $500,000 through 2006 at weekly negotiated interest rates, repaid in 2005	--	1,000,000
Industrial Development Revenue Bonds due in 2028 at weekly negotiated interest rates, repaid in 2005	--	9,200,000
Total debt	--	37,684,357
Less revolving credit loan	--	8,517,253
Less current maturities	--	3,309,941
Total long-term debt less current maturities	$ --	$ 25,857,163

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

  As a result of this redemption, the Company satisfied all of its obligations related to the early payoff and the "make-whole" provision of the senior note agreement. As part of the new GE Capital agreement, the Company entered into a term loan in the amount of $37,500,000 with an interest rate of one-percent (1%) above the Wall Street Journal prime rate and a maturity date of May 14, 2007. The Company could also elect an interest rate of three-percent (3%) above the London Interbank Offered Rate ("LIBOR").

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

On September 30, 2003, related to the syndication of the loan by GE Capital, the Company entered into an amendment to the Credit Agreement that reduced the availability under the credit facility from $112,500,000 to $87,500,000, which includes $5,000,000 for use by the Canadian subsidiary Breaker Technology Ltd., as discussed further below. In addition, the amendment increased the interest rate on the term loan and the revolving facility to one and one-half (1.5%) percent above prime or, at the election of the Company, to three and one-half (3.5%) percent above LIBOR.

On June 30, 2004, the Company sold virtually all of the net assets of its wholly-owned subsidiary Superior Industries of Morris, Inc. As a result of this sale, the Company was required to make a prepayment on its term loan in the amount of $4,500,000 in accordance with the GE Capital agreement.

On August 11, 2004, the Company entered into an amendment to the credit agreement that provided for a reduction of the quarterly term loan payment upon prepayment of the term loan in the amount of $6,250,000. Subsequently, the Company made the prepayment, resulting in a quarterly term loan payment of $702,485. During the third quarter of 2005, the Company used available cash to pay off the term loan portion of the GE Capital debt early. Due to the early repayment of this loan, the Company expensed approximately $519,000 of related previously unamortized loan fees in the third quarter of 2005 as additional interest expense.

On April 1, 2005, the Company entered into an amendment to the credit agreement with GE Capital that amended interest rates on the Company's revolving and term loan facilities to more favorable rates than those rates under the previous terms. Under this amendment, interest rates are based on applicable index rates plus a sliding scale of applicable index margins from zero to three-fourths of one percent (0.75%), or at the option of the borrower, the LIBOR margin plus an applicable index margin from two percent (2.0%) to two and three-fourths percent (2.75%) based on a level of total funded debt ratio.

In the third quarter of 2005, GE Capital released its security interest in substantially all of the Company's assets except for accounts receivable and inventories.

The Company was in compliance with the financial covenants under its credit facility at December 31, 2005 and 2004.

The Company's Canadian subsidiary, Breaker Technology Ltd, has available a credit facility issued by GE Capital dated May 14, 2003 with a term of four years for $5,000,000 to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit guarantees. At December 31, 2005 and 2004, Breaker Technology Ltd had no outstanding balance under the credit facility and approximately $294,000 and $284,000, respectively, in letter of credit guarantees under the facility. The Company is the primary guarantor to GE Capital of payment and performance for this $5,000,000 credit facility. The term of the guarantee is equal to the related debt. The maximum potential amount of future payments the Company would be required to make under its guarantee at December 31, 2005 and 2004 was $294,000 and $284,000, respectively.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd. ("Osborn"), has available a credit facility of approximately $3,159,000 (ZAR 20,000,000) to finance short-term working capital needs, as well as to cover the short-term establishment of credit performance guarantees. As of December 31, 2005 Osborn had no outstanding loan due under the credit facility and had approximately $1,292,000 in performance and retention bonds guaranteed under the facility. The facility is secured by Osborn's accounts receivable and retention balances. The available facility fluctuates monthly based upon fifty percent (50%) of the Company's accounts receivable, retention and cash balances at the end of the prior month.

In accordance with Emerging Issues Task Force (EITF) Issue 95-22 Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement, the Company classifies the revolving credit facility as a current liability in its financial statements.

9. Product Warranty Reserves

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

Changes in the Company's product warranty liability during the year are as follows:
	2005	2004
Reserve balance at beginning of period	$ 4,788,558	$ 3,612,930
Warranty liabilities accrued during the period	10,432,651	8,586,480
Warranty liabilities settled during the period	(9,555,086)	(7,410,852)
Reserve balance at end of period	$ 5,666,123	$ 4,788,558

10. Accrued Loss Reserves

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

The accrued benefit at December 31, 2005 and 2004 for the Company's three post-retirement benefit plans was $1,343,619 and $1,228,446, respectively for the Telsmith, Inc. Retiree Medical and Life Insurance Plan; $321,611 and $373,301, respectively for the Kolberg-Pioneer, Inc. Retiree Life Insurance Plan and Post-retirement Medical Plan; and $95,841 and $90,745, respectively for the Barber-Greene Retirement Life Insurance Plan.

 The following provides information regarding benefit obligations, plan assets and the funded status of the plans:
	Pension Benefits		Post-retirement Benefits
	2005	2004	2005	2004
Change in benefit obligation
Benefit obligation at beginning of year	$ 9,671,161	$ 9,038,018	$ 1,546,230	$ 1,764,146
Service cost	--	--	103,737	93,630
Interest cost	535,757	534,445	79,690	85,519
Amendments	--	--	--	(57,108)
Actuarial (gain) loss	338,433	471,308	(33,723)	(231,313)
Benefits paid	(474,169)	(372,610)	(105,604)	(108,644)
Benefit obligation at end of year	10,071,182	9,671,161	1,590,330	1,546,230
Accumulated benefit obligation	10,071,182	9,671,161	--	--
Change in plan assets
Fair value of plan assets at beginning of year	6,535,560	4,810,665	--	--
Actual return on plan assets	405,031	451,834	--	--
Employer contribution	256,102	1,645,671	--	--
Benefits paid	(474,169)	(372,610)	--	--
Fair value of plan assets at end of year	6,722,524	6,535,560	--	--
Funded status (underfunded)	(3,348,658)	(3,135,601)	(1,590,330)	(1,546,230)
Unrecognized net actuarial (gain) loss	2,656,173	2,303,214	(358,983)	(362,979)
Unrecognized prior service cost	--	--	(46,658)	(51,883)
Unrecognized transition obligation	--	--	234,900	268,600
Net amount recognized	692,485)	(832,387)	(1,761,071)	(1,692,492)
Accounts recognized in the consolidated balance sheets
Accrued retirement benefit costs	(3,348,658)	(3,135,601)	(1,761,071)	(1,692,492)
Accumulated other comprehensive loss	2,656,173	2,303,214	--	--
Net amount recognized	$ (692,485)	$ (832,387)	$(1,761,071)	$(1,692,492)
Weighted-average assumptions used to determine benefit obligations as of December 31
Discount rate	5.41%	5.66%	5.41%	5.66%
Expected return on plan assets	8.00%	9.00%	--	--
Rate of compensation increase	--	--	--	--

The measurement date used for all plans was December 31, 2005.

During 2003 a layoff occurred, resulting in a curtailment gain of $147,249. A freeze in plan benefits also occurred in 2003, resulting in a curtailment gain of $1,535,322. The total gain of $1,682,571 was offset against the outstanding balance of unrecognized losses and had no effect on plan costs during 2003.

The Company's expected long-term rate of return on assets was 8.0% and 9.0% for 2005 and 2004, respectively. In determining the expected long-term rate of return, the historical experience of the plan assets, the current and expected allocation of the plan assets and the expected long-term rates of return were considered.

The Company's pension plan asset allocation as of the measurement date (December 31) and the target asset allocation ranges by asset category were as follows:
	Actual Allocation		2005 & 2004 Target
Asset Category	2005	2004	Allocation Ranges
Equity securities	61.3%	64.0%	53 - 73%
Debt securities	29.9%	30.0%	21 - 41%
Money market funds	8.8%	6.0%	0 - 15%
Total	100.0%	100.0%

The weighted average annual assumed rate of increase in per capita health care costs is nine and one-half percent (9.5%) for 2006 and is assumed to decrease gradually to five and three-quarter percent (5.75%) for 2014 and remain at that level thereafter. A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects:
	2005	2004
Effect on total service and interest cost
1% Increase	$ 12,000	$ 10,000
1% Decrease	(11,000)	(10,000)
Effect on APBO
1% Increase	43,000	37,000
1% Decrease	(44,000)	(37,000)

Net periodic benefit cost for 2005, 2004 and 2003 included the following components:
	Pension Benefits			Post-retirement Benefits
	2005	2004	2003	2005	2004	2003
Components of net periodic benefit cost
Service cost	$ --	$ --	$365,724	$103,737	$ 93,630	$122,189
Interest cost	535,757	534,445	607,151	79,690	85,519	99,155
Expected return on plan assets	(515,810)	(483,075)	(339,393)	--	--	--
Amortization of prior service cost	--	--	--	(5,225)	(5,225)	--
Amortization of transition obligation	--	--	--	33,700	33,700	33,700
Recognized net actuarial (gain) loss	96,253	48,774	79,080	(37,719)	(44,503)	(32,586)
Net periodic benefit cost	$116,200	$100,144	$812,562	$174,183	$163,121	$222,458
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	5.66%	6.25%	6.75%	5.66%	6.25%	6.75%
Expected return on plan assets	8.00%	9.00%	9.00%	--	--	--
Rate of compensation increase	--	--	4.50%	--	--	--

The Company expects to contribute approximately $700,000 to the pension plan and approximately $106,000 to the other benefit plans during 2006.

The following estimated future benefit payments are expected to be paid in the years indicated:
	Pension Benefits	Post-retirement Benefits
2006	$ 422,000	$ 180,000
2007	432,000	238,000
2008	427,000	202,000
2009	440,000	199,000
2010	453,000	169,000
2011 - 2015	2,789,000	1,084,000

The Company sponsors a 401(k) defined contribution plan to provide eligible employees with additional income upon retirement. The Company's contributions to the plan are based on employee contributions. The Company's contributions totaled $2,362,000 in 2005, $2,155,000 in 2004 and $1,931,000 in 2003.

The Company maintains a supplemental executive retirement plan ("SERP") for certain of its executive officers. The plan is a non-qualified deferred compensation plan administered by the Board of Directors of the Company, pursuant to which the Company makes quarterly cash contributions of a certain percentage of executive officers' annual salaries. The SERP previously invested cash contributions in Company common stock that it purchased on the open market; however, under a plan amendment effective November 1, 2004, the participants may self-direct the investment of their apportioned plan assets. Upon retirement, executives may receive their apportioned contributions of the plan assets in the form of cash.

Assets of the supplemental executive retirement plan consisted of the following:
	December 31, 2005			December 31, 2004
	Shares	Cost	Market	Shares	Cost	Market
Company stock	118,983	$ 1,894,507	$ 3,885,989	112,634	$ 1,690,711	$ 1,938,432
Equity securities	110,466	1,006,079	1,056,126	82,620	681,792	715,770
Total	229,449	$ 2,900,586	$ 4,942,115	195,254	$ 2,372,503	$ 2,654,202

The total fair market values of all assets are included in other liabilities of the consolidated balance sheets. The fair market values of the equity securities are included in other assets of the consolidated balance sheets. The Company stock held by the plan is carried at cost and included in the shareholders equity section of the consolidated balance sheets.

Investment income on equity securities for the years ended in December 31, 2005, 2004 and 2003, consists of the following:
	Year Ended December 31,
	2005	2004	2003
Dividend and interest income	$ 58,872	$ 97,639	$ 13,556
Net unrealized holding gains	16,070	22,899	105,873
Net investment income	$ 74,942	$ 120,538	$ 119,429

In May 2004, the FASB issued FSP No. 106-2, Accounting and Disclosure Requirements Related to the Prescription Drug, Improvement and Modernization Act of 2003, which provides authoritative guidance on accounting for the Medicare Act. The Medicare Act provides for a possible federal subsidy of certain prescription drug claims for sponsors of retiree health care plans with drug benefits, beginning in 2006. The Company has determined that the Company's two post retirement medical insurance plans, which provide prescription drug benefits, will not be entitled to the federal subsidy under the Medicare Act. Therefore, management believes the application of the provisions of FSP No. 106-2 will not have a significant impact on the Company's consolidated financial statements.

12. Income Taxes

For financial reporting purposes, income (loss) before income taxes includes the following components:
	December 31, 2005
	2005	2004	2003
United States	$ 39,938,485	$ 29,023,551	$ (34,295,452)
Foreign	3,009,410	3,388,014	878,444
Income (loss) before income taxes	$ 42,947,895	$ 32,411,565	$ (33,417,008)

The provision (benefit) for income taxes consisted of the following:
	December 31, 2005
	2005	2004	2003
Current provision (benefit)	$ 16,244,834	$ 8,303,436	$ 1,022,232
Deferred provision (benefit)	(1,496,468)	4,943,606	(5,508,648)
Total provision (benefit) for income taxes	$ 14,748,366	$ 13,247,042	$ (4,486,416)

A reconciliation of the provision (benefit) for income taxes at the statutory federal rate to the amount provided (benefited) is as follows:
	December 31, 2005
	2005	2004	2003
Tax at statutory rates	$ 15,031,763	$ 11,343,994	$ (11,361,783)
Benefit from foreign sales	(357,511)	(347,978)	(190,961)
State taxes, net of federal income tax	66,511	866,358	283,920
Goodwill & Intangibles	--	853,336	5,389,411
Other permanent differences	146,976	358,634	343,376
R&D credit	(570,416)	--	--
Change in valuation allowance	(28,606)	269,369	1,049,621
Other items	459,649	(96,671)	--
Income tax provision (benefit)	$ 14,748,366	$ 13,247,042	$ (4,486,416)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Due to uncertainty regarding the realization of certain state tax loss carryforwards, the Company established a valuation allowance in 2003 and adjusted the allowance in 2004 and 2005 for current year changes in state loss carryforwards totaling $38,462,000 that expire from 2010 to 2021. As of December 31, 2005, the Company has used all available federal net operating loss carryforwards.

Significant components of the Company's deferred tax liabilities and assets are as follows:
	December 31, 2005
	2005	2004
Deferred tax assets:
Inventory reserves	$ 3,198,076	$ 3,165,907
Warranty reserves	1,787,384	1,612,319
Bad debt reserves	608,796	662,665
Federal net operating loss carryforwards	--	--
State tax loss carryforwards	1,608,604	1,665,881
Other	6,497,237	4,924,427
Valuation allowance	(1,290,384)	(1,318,990)
Total deferred tax assets	12,409,713	10,712,209
Deferred tax liabilities:
Property and equipment	8,079,506	8,578,438
Other	1,767,880	1,067,912
Total deferred tax liabilities	9,847,386	9,646,350
Net deferred tax asset	$ 2,562,327	$ 1,065,859

13. Contingent Matters

Certain customers have financed purchases of Astec products through arrangements in which the Company is contingently liable for customer debt of approximately $10,185,000 and for residual value guarantees aggregating approximately $315,000 at December 31, 2005 and contingently liable for customer debt of approximately $16,262,000 and for residual value guarantees aggregating approximately $1,305,000 at December 31, 2004. The Company's credit facility with General Electric Capital Corporation dated May 14, 2003 limits contingent liabilities or guaranteed indebtedness created after May 14, 2003 to an aggregate total of $5,000,000 at any time, or to $2,000,000 for any one customer. As of December 31, 2005, guaranteed indebtedness created under the current loan agreement dated May 14, 2003 was $664,000. At December 31, 2005, the maximum potential amount of future payments for which the Company would be liable is equal to $10,500,000. Because the Company does not believe it will be called on to fulfill any of these contingencies, the carrying amounts on the consolidated balance sheets of the Company for these contingent liabilities are zero.

In addition, the Company is contingently liable under letters of credit of approximately $5,190,000. Under the Company's credit facility, the terms of letters of credit are limited to one year. Under the credit facility of the Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., the Company is contingently liable for approximately $1,292,000 in performance and retention bonds. As of December 31, 2005, the maximum potential amount of future payments for which the Company would be liable is approximately $6,482,000, none of which is recorded as debt in the accompanying consolidated balance sheet.

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

Under terms of the Company's stock option plans, officers and certain other employees may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. The Company has reserved shares of common stock for exercise of outstanding non-qualified options and incentive options of officers and employees of the Company and its subsidiaries at prices determined by the Board of Directors. In addition, a Non-employee Directors Stock Incentive Plan has been established to allow non-employee directors to have a personal financial stake in the Company through an ownership interest. Directors may elect to receive their compensation in cash, common stock, deferred stock or stock options. Options granted under the Non-employee Directors Stock Incentive Plan and the Executive Officer Annual Bonus Equity Election Plan vest and become fully exercisable immediately. Generally, other options outstanding vest over 12 months. All stock options have a ten-year term. The shares reserved under the various stock option plans are as follows: 1) 1992 Stock Option Plan - 61,396, 2) 1998 Long-term Incentive Plan - 1,643,394, 3) Executive Officer Annual Bonus Equity Election Plan - 16,892 and 4) 1998 Non-employee Directors Stock Plan - 15,747.

A summary of the Company's stock option activity and related information for the years ended December 31, 2005, 2004 and 2003 follows:
	Year Ended December 31,
	2005		2004		2003
	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
Options outstanding, beginning of year	2,745,184	$ 19.23	3,005,657	$ 18.72	3,146,242	$ 18.54
Options granted at market price	224,694	19.42	31,189	14.60	8,262	8.69
Options forfeited	(45,663)	21.68	(49,133)	23.91	(92,847)	19.20
Options exercised	(1,186,786)	15.83	(242,529)	11.36	(56,000)	6.82
Options outstanding, end of year	1,737,429	$ 21.51	2,745,184	$ 19.23	3,005,657	$ 18.72

The exercise price of all options granted in 2005, 2004 and 2003 were equal to the market price of the stock on the grant date. The weighted average fair value of options granted, calculated utilizing the Black-Scholes model, was $9.61, $7.62 and $4.83 for the years ended December 31, 2005, 2004 and 2003, respectively.

The following table summarizes information about the stock options outstanding under the Company's option plans as of December 31, 2005:
	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$4.75 - $9.54	65,051	1 year	$ 5.12	65,051	$ 5.12
$10.49 - $14.43	210,716	5 years	12.99	210,716	12.99
$14.50 - $23.76	571,908	6 years	17.10	352,908	15.68
$24.06 - $36.00	889,754	4 years	27.56	889,754	27.56
Total	1,737,429	5 years	$ 21.51	1,518,429	$ 21.82

The Company has adopted an Amended and Restated Shareholder Protection Rights Agreement and declared a distribution of one right (the "Right") for each outstanding share of Company common stock, par value $0.20 per share (the "Common Stock"). Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share (a "Unit") of Series A Participating Preferred Stock, par value $1.00 per share (the "Preferred Stock"), at a purchase price of $72.00 per Unit, subject to adjustment. The Rights currently attach to the certificates representing shares of outstanding Company Common Stock, and no separate Rights certificates will be distributed. The Rights will separate from the Common Stock upon the earlier of ten business days (unless otherwise delayed by the Board) following the 1) public announcement that a person or group of affiliated or associated persons (the "Acquiring Person") has acquired, obtained the right to acquire, or otherwise obtained beneficial ownership of fifteen percent (15%) or more of the then outstanding shares of Common Stock, or 2) commencement of a tender offer or exchange offer that would result in an Acquiring Person beneficially owning fifteen percent (15%) or more of the then outstanding shares of Common Stock. The Board of Directors may terminate the Rights without any payment to the holders thereof at any time prior to the close of business ten business days following announcement by the Company that a person has become an Acquiring Person. The Rights, which do not have voting power and are not entitled to dividends, expire on December 22, 2015. In the event of a merger, consolidation, statutory share exchange or other transaction in which shares of Common Stock are exchanged, each Unit of Preferred Stock will be entitled to receive the per share amount paid in respect of each share of Common Stock.

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

Under guidance of SFAS 133 amended by SFAS 138 for termination of a cash flow hedge, net derivative gain or loss related to a discontinued cash flow hedge is to be accounted for prospectively. The Company continued to pay variable rate interest under its new debt agreement. The $881,500 in OCI at the swap termination date was amortized into earnings through interest expense over the remaining life of the original hedge because the variable-rate interest obligations continued to exist. From the termination date of the swap agreement through December 31, 2003, the Company had OCI amortized through interest expense of approximately $287,000. Amortization of OCI through interest expense during 2004 was approximately $460,000. The remaining balance of OCI related to the swap agreement of approximately $134,000 was amortized through interest expense during 2005.

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

Intersegment sales and transfers are valued at prices comparable to those for unrelated parties. For management purposes, the Company does not allocate federal income taxes or corporate overhead (including interest expense) to its business units. The 2004 and 2005 amounts have been restated to reflect the sale of Superior Industries of Morris, Inc.

Segment information for 2005
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$170,205,277	$242,515,086	$112,946,897	$90,400,463	$ --	$616,067,723
Intersegment revenues	10,438,255	23,390,486	2,851,302	36,582	1,097,618	37,814,243
Interest expense	18,205	714,975	48,032	18,826	3,409,008	4,209,046
Depreciation and amortization	3,366,087	3,262,543	1,573,755	2,310,423	337,214	10,850,022
Segment profit (loss)	16,099,291 [1]	22,554,539	12,291,303	6,300,698 [2]	(28,820,624)	28,425,207
Segment assets	176,629,169	208,815,853	109,131,715	65,998,995	231,066,768	791,642,500
Capital expenditures	1,873,125	4,000,586	1,401,871	3,878,375	475,640	11,629,597

Segment information for 2004
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$141,050,411	$207,397,262	$ 91,390,222	$64,385,668	$ 330,188	$504,553,751
Intersegment revenues	8,225,604	6,806,099	1,531,132	68,310	614,000	17,245,145
Interest expense	16,527	486,576	59,694	16,171	4,453,910	5,032,878
Depreciation and amortization	3,539,385	3,064,374	1,702,429	1,846,189	416,116	10,568,493
Segment profit (loss)	8,109,409	19,684,515	7,554,097	(1,652,769)	(21,204,134)	12,491,118
Segment assets	157,441,648	230,161,294	92,085,043	70,525,756	210,705,197	760,918,938
Capital expenditures	1,003,961	4,954,756	944,942	1,956,424	2,307,689	11,167,772

Segment information for 2003
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$119,301,796	$153,161,143	$ 75,153,367	$52,409,865	$ 2,040,111	$402,066,282
Intersegment revenues	7,811,843	4,983,454	330,116	(859,552)	1,448,277	13,714,138
Interest expense	68,776	263,182	28,143	323,249	8,411,445	9,094,795
Depreciation and amortization	4,171,523	3,195,391	1,794,981	1,914,772	907,011	11,983,678
Segment profit (loss)	(2,712,020) [3]	2,447,643 [3]	559,516 [3]	(22,003,677) [3]	(9,415,518)	(31,124,056)
Segment assets	147,701,636	203,153,706	75,506,077	64,368,972	219,387,200	710,117,591
Capital expenditures	345,987	1,113,922	466,009	1,624,919	37,460	3,588,297

1 Asphalt Group segment profit includes a real estate impairment charge of $1,183,421.
2 Underground Group segment profit includes the gain on the sale of its Grapevine, Texas facility in the amount of $7,714,305.
3. Goodwill impairment charges included in segment profit (loss) were:
Asphalt Group	$ 929,486
Aggregate and Mining Group	$ 1,287,010
Mobile Asphalt Paving Group	$ 2,310,000
Underground Group	$11,734,479

Reconciliations of the reportable segment totals for revenues, profit or loss, assets, interest expense, depreciation and amortization and capital expenditures to the Company's consolidated totals are as follows:
	Year Ended December 31,
	2005	2004	2003
Sales:
Total external sales for reportable segments	$ 616,067,723	$ 504,223,563	$ 400,026,271
Intersegment sales for reportable segments	36,716,625	16,631,145	12,265,861
Other sales	1,097,618	944,188	3,488,388
Elimination of intersegment sales	(37,814,243)	(17,245,145)	(13,714,238)
Total consolidated sales	$ 616,067,723	$ 504,553,751	$ 402,066,282

Profit (loss):
Total profit (loss) for reportable segments	$ 57,245,831	$ 33,695,252	$ (21,708,538)
Other (loss)	(28,820,624)	(21,204,134)	(9,415,518)
Minority interest in earnings of subsidiary	(105,308)	(111,260)	(33,413)
(Elimination) recapture of intersegment profit	(225,678)	102,874	445,589
Income from discontinued operations, net of tax	--	1,164,307	1,747,875
Gain on disposal of discontinued operations, net of tax	--	5,406,224	--
Total consolidated net income (loss)	$ 28,094,221	$ 19,053,263	$ (28,964,005)

Assets:
Total assets for reportable segments	$ 560,575,732	$ 550,213,741	$ 490,730,391
Other assets	231,066,768	210,705,197	219,387,200
Elimination of intercompany profit in inventory and leased equipment	(381,234)	(155,556)	(258,430)
Elimination of intercompany receivables	(253,558,866)	(254,374,494)	(201,027,986)
Elimination of investment in subsidiaries	(133,283,656)	(146,869,258)	(149,233,666)
Other eliminations	(57,836,070)	(34,701,663)	(39,624,481)
Total consolidated assets	$ 346,582,674	$ 324,817,967	$ 319,973,028

Interest expense:
Total interest expense for reportable segments	$ 800,038	$ 578,968	$ 683,350
Other interest expense	3,409,008	4,453,910	8,411,445
Total consolidated interest expense	$ 4,209,046	$ 5,032,878	$ 9,094,795

Depreciation and amortization:
Total depreciation and amortization for reportable segments	$ 10,512,808	$ 10,152,377	$ 11,076,667
Other depreciation and amortization	337,214	416,116	907,011
Depreciation from discontinued operations	--	550,977	1,142,554
Total consolidated depreciation and amortization	$ 10,850,022	$ 11,119,470	$ 13,126,232

Capital expenditures:
Total capital expenditures for reportable segments	$ 11,153,957	$ 8,860,083	$ 3,550,837
Other capital expenditures	475,640	2,307,689	37,460
Total consolidated capital expenditures (excluding those for equipment leased to others)	$ 11,629,597	$ 11,167,772	$ 3,588,297

International sales by major geographic regions for continuing operations were as follows:
	Year Ended December 31,
	2005	2004	2003
Asia	$ 1,895,473	$ 5,735,725	$ 985,384
Southeast Asia	6,555,077	12,150,466	14,905,004
Europe	13,059,057	21,163,574	13,488,906
South America	11,231,342	8,478,688	2,789,929
Canada	20,729,916	15,498,076	12,070,626
Australia	6,600,885	6,106,948	9,064,965
Africa	31,733,472	25,562,020	26,378,309
Central America	8,757,345	9,431,789	5,779,787
Middle East	8,525,253	10,068,121	1,970,874
West Indies	6,635,443	1,786,012	5,012,990
Other	506,586	6,634,436	1,222,775
Total	$116,229,849	$122,615,855	$ 93,669,549

Long-lived assets by major geographic region were as follows:
	Year Ended December 31,
	2005	2004	2003
United States	$ 109,535,396	$115,600,440	$ 126,835,498
Canada	8,661,016	8,458,294	8,108,205
Africa	2,358,072	2,274,794	1,860,338
Total	$ 120,554,484	$126,333,528	$ 136,804,041

17. Finance Receivables

Finance receivables are receivables of Astec Financial Services, Inc. (AFS). The balance at December 31, 2005 of $29,251 is included in Notes and Other Receivables on the Consolidated Balance Sheets. During 2005, AFS reduced financed receivables through normal collections and one $800,610 repossession.

18. Other Comprehensive Income

The balance of related after-tax components comprising accumulated other comprehensive income are summarized below:
	Year Ended December 31,
	2005	2004
Foreign currency translation adjustment	$ 4,278,596	$ 4,576,255
Unrealized loss on cash flow hedge, net of tax	--	(134,143)
Minimum pension liability adjustment, net of tax	(1,673,920)	(1,427,993)
Accumulated other comprehensive income	$ 2,604,676	$ 3,014,119

19. Assets Held for Sale

The Trencor, Inc. manufacturing operations formerly located in Grapevine, Texas were relocated to the Loudon, Tennessee facility during the fourth quarter of 2002. On September 27, 2005, the Company closed on the sale of the vacated Grapevine, Texas facility to Great Wolf Resorts, Inc. for approximately $13,200,000. The assets sold had previously been classified on the consolidated balance sheet as assets held for sale with a book value of approximately $4,886,000. The related gain, net of closing costs, on the sale of the property of approximately $7,714,000 is included in operating expenses as a component of "gain on sale of real estate, net of real estate impairment charge" in the 2005 Statement of Operations. The assets sold and the related gain is included in the Underground Group for segment reporting purposes.

During the third quarter of 2003 the Company terminated manufacturing operations at its Pavement Technology, Inc. facility located in Covington, Georgia. The facility was sold in 2004 for a loss of $2,695. The loss on sale of this asset was included in cost of sales on the consolidated statement of operations and in the segment reporting for the Asphalt Group.

20. Other Income (Expense) - Net

Other income (expense) - net consisted of the following:
	Year Ended December 31,
	2005	2004	2003
Loss on foreign currency transactions	$ (120,374)	$ (294,674)	$ (553,299)
Relocation costs	--	--	(348,688)
Lease portfolio income	--	--	38,245
Portfolio sale income	--	--	(18,000)
Other	372,557	275,663	(30,177)
Total	$ 252,183	$ (19,011)	$ (911,919)

ASTEC INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE (II)
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

DESCRIPTION	BEGINNING BALANCE	ADDITIONS CHARGES TO COSTS & EXPENSES	OTHER ADDITIONS	DEDUCTIONS	ENDING BALANCE
December 31, 2005: Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$ 2,093,159	$ 190,984	$ --	$ 407,263(1)	$ 1,876,880
Reserve for inventory	$12,030,697	$ 3,088,515	$ --	$ 3,094,556	$12,024,656
Other Reserves: Product warranty	$ 4,788,558	$10,432,651	$ --	$9,555,086(2)	$ 5,666,123
December 31, 2004: Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$ 1,751,788	$ 592,544	$ --	$ 251,173	$ 2,093,159
Reserve for inventory	$11,280,673	$ 3,426,958	$ --	$ 2,676,934	$12,030,697
Other Reserves: Product warranty	$ 3,612,930	$ 8,586,480	$ --	$7,410,852(2)	$ 4,788,558
December 31, 2003: Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$ 2,774,734	$ 312,021	$ --	$1,334,967(1)	$ 1,751,788
Reserve for inventory	$ 9,727,335	$ 5,241,003	$ --	$ 3,687,665	$11,280,673
Other Reserves: Product warranty	$ 3,646,045	$ 7,663,534	$ --	$ 7,696,649	$3,612,930

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

Date: March 8, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by a majority of the Board of Directors of the Registrant on the dates indicated:
SIGNATURE	TITLE	DATE

/s/ J. Don Brock J. Don Brock	Chairman of the Board and President	March 8, 2006

/s/ Albert E. Guth Albert E. Guth	Vice President, Administration and Director	March 8, 2006

/s/ W. Norman Smith W. Norman Smith	President - Astec, Inc and Director, Group Vice President - Asphalt	March 8, 2006

/s/ Robert G. Stafford Robert G. Stafford	Vice President, Aggregates Processing Group and Director	March 8, 2006

/s/ William B. Sansom William B. Sansom	Director	March 8, 2006

/s/ Phillip E. Casey Phillip E. Casey	Director	March 8, 2006

/s/ R. Douglas Moffat R. Douglas Moffat	Director	March 8, 2006

/s/ William D. Gehl William D. Gehl	Director	March 8, 2006

/s/ Daniel K. Frierson Daniel K. Frierson	Director	March 8, 2006

/s/ Ronald F. Green Ronald F. Green	Director	March 8, 2006
Commission File No. 0-14714

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBITS FILED WITH ANNUAL REPORT

ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

ASTEC INDUSTRIES, INC.

1725 Shepherd Road

Chattanooga, Tennessee 37421

ASTEC INDUSTRIES, INC.
FORM 10-K
INDEX TO EXHIBITS

Exhibit Number	Description

Exhibit 10.31

Seventh Amendment to the Credit Agreement, dated October 18, 2005, among Astec Industries, Inc., Astec, Inc., Heatec, Inc., CEI Enterprises, Inc., Astec Systems, Inc., Telsmith, Inc., Kolberg-Pioneer, Inc., Johnson Crushers International, Inc., Breaker Technology, Inc., Astec Mobile Screens, Inc., Carlson Paving Products, Inc., Roadtec, Inc., Trencor, Inc., American Augers, Inc., Astec Holdings, Inc., AI Development Group, Inc., AI Enterprises, Inc., RI Properties, Inc., TI Services, Inc., Astec Investments, Inc., and General Electric Capital Corporation.

Exhibit 10.32	Employment Agreement, dated December 29, 2004, between Astec Industries, Inc. and James Neal Ferry.

Exhibit 21	Subsidiaries of the registrant.

Exhibit 23.1	Consent of independent registered public accounting firm.

Exhibit 23.2	Consent of independent registered public accounting firm.

Exhibit 31.1	Certification Pursuant To Rule 13a-14(a)/15d-14(a), As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant To Rule 13a-14(a)/15d-14(a), As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.