Form 10-Q
period 2006-03-31
ASTEC INDUSTRIES INC
filed 2006-05-10
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at April 27, 2006
Common Stock, par value $0.20	21,439,346

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements
Astec Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)
	March 31, 2006 (Unaudited)	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$20,856	$22,598
Trade receivables, net	76,985	50,854
Other receivables	1,040	2,541
Inventories	148,167	135,503
Prepaid expenses and other	6,037	7,319
Deferred income tax assets	7,178	7,213
Total current assets	260,263	226,028
Property and equipment, net	99,453	96,114
Goodwill	19,372	19,361
Other assets	5,275	5,080
Total assets	$384,363	$346,583
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable - trade	$46,181	$39,775
Accrued product warranty	6,559	5,666
Customer deposits	19,037	12,063
Accrued payroll and related liabilities	2,812	2,616
Accrued loss reserves	6,777	6,454
Income taxes payable	6,895	2,461
Other accrued liabilities	19,898	19,013
Total current liabilities	108,159	88,048
Deferred income tax liabilities	4,653	4,651
Accrued retirement benefit costs	5,053	5,110
Other non-current liabilities	5,930	5,440
Minority interest in consolidated subsidiary	606	592
Total shareholders' equity	259,962	242,742
Total liabilities and shareholders' equity	$384,363	$346,583

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)
	Three months ended March 31,
	2006	2005
Net sales	$ 185,724	$ 161,635
Cost of sales	140,584	126,602
Gross profit	45,140	35,033
Selling, general, administrative and engineering expenses	27,759	22,971
Income from operations	17,381	12,062
Interest expense	430	1,180
Other income, net of expense	296	38
Income before income taxes and minority interest in earnings	17,247	10,920
Income taxes	6,347	4,106
Income before minority interest in earnings	10,900	6,814
Minority interest in earnings	3	22
Net income	$ 10,897	$ 6,792

Earnings per common share
Net income:
Basic	$ 0.51	$ 0.34
Diluted	$ 0.50	$ 0.33
Weighted average common shares outstanding:
Basic	21,194,708	19,899,819
Diluted	21,897,073	20,415,669

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)
	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$ 10,897	$ 6,792
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	2,993	2,615
Provision for doubtful accounts	102	264
Provision for inventory reserve	890	842
Provision for warranty reserve	3,593	2,632
Deferred compensation provision	408	562
Stock-based compensation	360	-
Excess tax benefit from stock-based compensation	(897)	-
Deferred income tax provision	38	636
Loss on sale and disposition of fixed assets	16	9
Minority interest in (earnings) of subsidiary	(3)	(22)
(Increase) decrease in:
Trade and other receivables	(24,723)	(20,210)
Inventories	(13,553)	(3,931)
Prepaid expenses and other	1,265	696
Other non-current assets	138	(5)
Increase (decrease) in:
Accounts payable	6,407	8,100
Accrued product warranty	(2,700)	(2,488)
Customer deposits	6,973	1,334
Income taxes payable	5,330	2,948
Other accrued liabilities	1,359	(1,780)
Other	-	115
Net cash used by operating activities	(1,107)	(891)

Cash flows from investing activities:
Proceeds from sale of property and equipment	2	9
Repayments of notes receivable	-	10
Collections of finance receivables	-	21
Expenditures for property and equipment	(6,223)	(4,245)
Net cash used by investing activities	(6,221)	(4,205)

Cash flows from financing activities:
Net borrowings under revolving credit agreement	-	6,876
Repayments under loan and note agreements	-	(1,202)
Excess tax benefit from stock-based compensation	897	-
Contribution to Company supplemental executive retirement plan	(73)	(56)
Proceeds from issuance of common stock	4,545	1,156
Net cash provided by financing activities	5,369	6,774
Effect of exchange rate changes on cash	217	(601)
Net increase in cash and cash equivalents	(1,742)	1,077
Cash and cash equivalents at beginning of period	22,598	8,349
Cash and cash equivalents at end of period	$ 20,856	$ 9,426

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity
For the Three Months Ended March 31, 2006
Amounts in thousands, except shares
	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Company Shares Held by SERP	Total Shareholders' Equity
Balance December 31, 2005	21,177,352	$ 4,235	$ 79,723	$ 158,073	$ 2,605	$ (1,894)	$ 242,742
Net income				10,897			10,897
Foreign currency translation adjustment					274		274
Stock option expense, gross			360				360
Exercise of stock options, including tax benefits	213,092	43	5,399				5,442
SERP transactions, net			194			53	247
	21,390,444	$ 4,278	$ 85,676	$ 168,970	$ 2,879	$ (1,841)	$ 259,962

See Notes to Unaudited Condensed Consolidated Financial Statements

ASTEC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest shareholder annual report.

The condensed balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Certain reclassifications were made to the prior year presentation to conform to the current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Astec Industries, Inc. and subsidiaries Annual Report on Form 10-K for the year ended December 31, 2005.

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs" ("SFAS 151"). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing", to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 effective January 1, 2006. The adoption of SFAS 151 did not have a significant impact on the Company's consolidated financial statements.

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

On December 21, 2004, FASB Staff Position (FSP) FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes", to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, was issued. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with Statement 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return beginning with the Company's 2005 return. Although formal regulations are still pending, the Company has incorporated the expected impact of the new act in its 2005 and 2006 tax provisions. The impact of the tax act is not material to the 2005 and first quarter 2006 financial statements.

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

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets" ("SFAS 153"). SFAS 153 amends the guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions" to eliminate certain exceptions to the principle that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges in fiscal years beginning after June 15, 2005. The adoption of SFAS 153 did not have an impact on the Company's consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," ("SFAS 154"). SFAS No. 154 replaces APB No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in accounting principle. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material effect on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation", supersedes APB No. 25, Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows". SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation in the financial statements based on the calculated fair value of the awards. The pro forma disclosure previously permitted under SFAS 123 no longer is an alternative to financial statement recognition for periods after adoption of SFAS 123R. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow. This requirement will reduce reported net operating cash flows and increase net financing cash flows in the periods after adoption. The Company adopted this statement effective January 1, 2006. The impact of adopting SFAS 123R is described in Note 2 below.

Note 2. Stock-based Compensation

Under terms of the Company's stock option plans, officers and certain other employees may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. The Company has reserved shares of common stock for exercise of outstanding non-qualified options and incentive options of officers and employees of the Company and its subsidiaries at prices determined by the Board of Directors. In addition, a Non-employee Directors Stock Incentive Plan has been established to allow non-employee directors to have a personal financial stake in the Company through an ownership interest. Directors may elect to receive their compensation in cash, common stock, deferred stock or stock options. Options granted under the Non-employee Directors Stock Incentive Plan and the Executive Officer Annual Bonus Equity Election Plan vest and become fully exercisable immediately. Generally, other options granted vest over 12 months. All stock options have a ten-year term. The shares reserved under the various stock option plans are as follows: 1) 1992 Stock Option Plan - 40,000, 2) 1998 Long-term Incentive Plan - 1,448,348, 3) Executive Officer Annual Bonus Equity Election Plan - 16,892 and 4) 1998 Non-employee Directors Stock Plan - 14,979.

Effective January 1, 2006, the Company adopted SFAS No. 123R, using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date calculated fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to the adoption SFAS 123R on January 1, 2006, the Company accounted for stock-based compensation plans in accordance with the provisions of APB No. 25 and applied the disclosure only provision of SFAS 123. Under APB 25, generally no compensation expense was recorded when the terms of the award were fixed and the exercise price of the employee stock option equaled or exceeded the market value of the underlying stock on the date of grant. The Company did not record compensation expense for option awards in periods prior to January 1, 2006.

In the first quarter of fiscal 2006, the Company recorded compensation expense related to stock options that reduced income from operations by $360,000, provision for income taxes by $83,000, net income by $277,000 and basic and diluted net income per share by $.01. Cash received from options exercised during the three months ended March 31, 2006 totaled $4,545,000 and is shown in the accompanying condensed statement of cash flows as a financing activity The excess tax benefit realized from the exercise of these options totaled $897,000. The stock option compensation expense was included in selling, general and administrative expenses in the accompanying condensed consolidated statement of income. As of March 31, 2006, unrecognized compensation costs related to stock options totaled approximately $21,000, which will be expensed during the second quarter of 2006.

As the Company adopted SFAS 123R using the modified prospective method, information for periods prior to January 1, 2006 have not been restated to reflect the impact of applying the provisions of SFAS 123R. The following summary presents the Company's net income and per share earnings that would have been reported had the Company recorded stock-based employee compensation cost using the fair value method of accounting set forth under SFAS 123.

The amounts shown below, except EPS are in thousands:
March 31, 2005
Net income, as reported	$ 6,792
Stock compensation expense under SFAS 123, net of tax benefit, less tax benefit from disqualifying dispositions of stock options	(24)
Proforma net income	$ 6,768

Basic earnings per share, as reported	$ 0.34
Proforma basic earnings per share	$ 0.34

Diluted earnings per share, as reported	$ 0.33
Proforma diluted earnings per share	$ 0.33

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
	2006 Grants	2005 Grants
Expected life	5.5 Years	6 Years
Expected volatility	55.1%	47.5%
Risk-free interest rate	4.53%	3.77%
Dividend yield	--	--

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding and was based on the shortcut method allowed under SAB 107 for 2006 and based upon historical trends for 2005. The expected volatility is based on the historical price volatility of the Company's common stock. The risk free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. No factor for dividend yield was incorporated in the calculation of fair value, as the Company has historically not paid dividends.

A summary of the Company's stock option activity and related information for the three months ended March 31, 2006 follows:
		Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
Options outstanding at December 31, 2005	1,737,429	$ 21.51
Options granted at market price	374	34.43
Options forfeited	(4,900)	19.74
Options Exercised	(212,684)	21.31
Options outstanding at March 31, 2006	1,520,219	21.55	5.5 Years	$21,820,000
Options exercisable at March 31, 2006	1,506,219	$ 21.54	5.5 Years	$21,632,000

The weighted average grant-date fair value of options granted during the first three months of 2006 was $18.72. The total fair value of stock options that vested during the three months ended March 31, 2006 and 2005 was $2,009,000 and $85,000, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 was $3,161,000 and $649,000, respectively.

Note 3. Receivables

Receivables are net of allowance for doubtful accounts of $1,892,000 and $1,877,000 for March 31, 2006 and December 31, 2005, respectively.

Note 4. Inventories

Inventories are stated at the lower of first-in, first-out cost or market and consist of the following:

	(in thousands)
	March 31, 2006	December 31, 2005
Raw Materials	$ 72,684	$ 65,820
Work-in-Process	37,140	28,602
Finished Goods	25,893	29,702
Used Equipment	12,450	11,379
Total	$ 148,167	$ 135,503

Note 5. Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with SFAS No. 128. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities.

The following table sets forth the computation of basic and diluted earnings per share:
	Three months ended March 31,
	2006	2005
Numerator:
Net income	$ 10,897,000	$ 6,792,000
Denominator:
Denominator for basic earnings per share	21,194,708	19,899,819
Effect of dilutive securities:
Employee stock options	589,627	399,933
Supplemental Executive Retirement Plan	112,738	115,917
Denominator for diluted earnings per share	21,897,073	20,415,669

Net income per share:
Basic	$ 0.51	$ 0.34
Diluted	$ 0.50	$ 0.33

Options totaling approximately 1,000 and 1,230,000 for the three months ended March 31, 2006 and 2005, respectively were antidilutive and were therefore not included in the diluted earnings per share computation.

Note 6. Property and Equipment

Property and equipment is stated at cost, less any required impairment charge. Property and equipment is net of accumulated depreciation of $104,177,000 and $101,202,000 as of March 31, 2006 and December 31, 2005, respectively.

Note 7. Comprehensive Income

Total comprehensive income for the three month periods ended March 31, 2006 and 2005 was $11,171,000 and $6,218,000, respectively.

The components of comprehensive income or loss for the periods indicated are set forth below:
	(in thousands)
	Three months ended March 31
	2006	2005
Net income	$10,897	$ 6,792
Net increase in accumulated fair value of derivative financial instruments	-	115
Increase (decrease) in foreign currency translation	274	(689)
Total comprehensive income	$ 11,171	$ 6,218

Note 8. Contingent Matters

Certain customers have financed purchases of Astec products through arrangements in which the Company is contingently liable for customer debt of approximately $8,633,000 and for residual value guarantees aggregating approximately $315,000 at March 31, 2006 and contingently liable for customer debt of approximately $10,185,000 and for residual value guarantees aggregating approximately $315,000 at December 31, 2005. The Company's credit facility with General Electric Capital Corporation dated May 14, 2003 limits contingent liabilities or guaranteed indebtedness created after May 14, 2003 to an aggregate total of $5,000,000 at any time, or to $2,000,000 for any one customer. As of March 31, 2006, guaranteed indebtedness created under the current loan agreement dated May 14, 2003 was $443,000. At March 31, 2006, the maximum potential amount of future payments for which the Company would be liable is equal to $8,948,000. The Company does not believe it will be called on to fulfill any of these contingencies, and therefore the carrying amounts on the consolidated balance sheets of the Company for these contingent liabilities are zero.

In addition, the Company is contingently liable under letters of credit of approximately $5,698,000. Under the Company's credit facility, the terms of letters of credit are limited to one year. Under the credit facility of the Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., the Company is contingently liable for approximately $2,137,000 in performance and retention bonds. As of March 31, 2006, the maximum potential amount of future payments for which the Company would be liable is approximately $7,835,000, none of which is recorded as debt in the accompanying consolidated balance sheet.

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

Note 9. Segment Information

The Company has four reportable operating segments, which include the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group. The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other non-related industries. The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries. The business units in the Mobile Asphalt Paving Group design, manufacture and market asphalt pavers, material transfer vehicles, milling machines, and screeds. The business units in the Underground Group design, manufacture and market a complete line of trenching equipment and directional drills for the underground construction market. The Company also has one other category that contains the business units that do not meet the requirements for separate disclosure as an operating segment. The business units in the Other category include Astec Insurance Company and Astec Industries, Inc., the parent company.
	(in thousands)
	Three months ended
	March 31, 2006
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$ 55,732	$ 71,262	$ 36,353	$ 22,377	$ -	$ 185,724
Intersegment revenues	2,513	3,059	1,117	1,177		7,866
Gross profit	14,562	17,210	9,253	4,220	(105)	45,140
Gross profit percent	26.1%	24.2%	25.5%	18.9%	-%	24.3%
Segment profit (loss)	$ 8,293	$ 7,982	$ 4,932	$ 302	$(10,424)	$ 11,085

	(in thousands)
	Three months ended
	March 31, 2005
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$ 53,535	$ 57,845	$ 28,807	$ 21,448	$ -	$ 161,635
Intersegment revenues	1,886	4,205	1,279	-	1,098	8,468
Gross profit (loss)	10,657	13,601	7,015	3,774	(14)	35,033
Gross profit percentage	19.9%	23.5%	24.4%	17.6%	-	21.7%
Segment profit (loss)	$ 5,656	$ 5,184	$ 3,430	$ 157	$(7,549)	$ 6,878

Reconciliation of the reportable segment totals for profit or loss to the Company's consolidated totals is as follows:
	(in thousands)
	Three months ended March 31,
	2006	2005
Total profit for reportable segments	$ 11,085	$ 6,878
Minority interest in earnings	(3)	(22)
Recapture (elimination) of intersegment profit	(185)	(64)
Consolidated net income	$ 10,897	$ 6,792

Note 10. Seasonality

Based upon historical results of the past several years and expected results for this year, twenty six percent (26%) to twenty eight percent (28%) of the Company's business volume typically occurs during the first three months of the year. During the usual seasonal trend, the first three quarters of the year are the Company's stronger quarters for business volume, with the fourth quarter normally being the weakest quarter.

Note 11. Financial Instruments

For the three month period ended March 31, 2006 the Company had no Other Comprehensive Income (OCI) amortized through interest expense. For the three month period ended March 31, 2005, the Company had OCI amortized through interest expense of approximately $115,000. Monthly amortization of OCI through interest expense was approximately $38,000 through March 2005 with the balance of $19,000 being amortized in April 2005.

Note 12. Goodwill

At March 31, 2006 and December 31, 2005, the Company had unamortized goodwill in the amount of $19,372,000 and $19,361,000, respectively.

The changes in the carrying amount of goodwill by operating segment for the quarter ended March 31, 2006 are as follows:
	Asphalt Group	Aggregate and Mining Group	(in thousands) Mobile Asphalt Paving Group	Underground Group	Total
Balance December 31, 2005	$ 1,157	$ 16,558	$ 1,646	$ 0	$ 19,361
Foreign currency translation	0	11	0	0	11
Balance March 31, 2006	$ 1,157	$ 16,569	$ 1,646	$ 0	$ 19,372

Note 13. Long-term Debt

The company entered into a revolving credit facility and senior note agreement with General Electric Capital Corporation ("GECC") on May 14, 2003. During the third quarter of 2005, the Company used available cash to pay off the senior note (term loan) portion of the GECC debt early. Currently, under the amended GECC revolving credit facility which expires on May 14, 2007, maximum borrowings of $87,500,000 are based on a percentage of eligible receivables and inventory. The $87,500,000 limit includes $5,000,000 for use by the Canadian subsidiary Breaker Technology Ltd., as discussed further below. Availability under the revolving facility is adjusted monthly and interest is due in arrears. Interest rates are based on applicable index rates plus a sliding scale of applicable index margins from zero to three-fourths of one percent (0.75%), or at the option of the borrower, the LIBOR margin plus an applicable index margin from two percent (2.0%) to two and three-fourths percent (2.75%) based on a level of total funded debt ratio. Additionally, the GECC amended agreement permits the Company to hold inventory notes or customer financing of up to $4,000,000 at any time. The credit facility contains certain restrictive financial covenants relative to operating ratios and capital expenditures. As of March 31, 2006, total availability under the revolving GECC credit facility was approximately $81,802,000 and no borrowings were outstanding.

The Company was in compliance with the financial covenants under its credit facility as of March 31, 2006.

The Company's Canadian subsidiary, Breaker Technology Ltd, ("BTL") has available a credit facility issued by General Electric Capital-Canada ("GEC Canada") dated May 14, 2003 with a term of four years for $5,000,000 to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit guarantees. Interest rates are based on applicable index rates plus a sliding scale of applicable index margins from two percent (2.0%) to two and three-fourths percent (2.75%) based on a level of total funded debt ratio. At March 31, 2006, BTL did not have any outstanding balance under the credit facility but did have approximately $375,000 in letter of credit guarantees under the facility. This amount is included in total letter of credit guarantees disclosed in "Note 8 - Contingent Matters" above. The Company is the primary guarantor to GEC Canada of payment and performance for this $5,000,000 credit facility. The term of the guarantee is equal to the related debt. The maximum potential amount of future payments the Company would be required to make under its guarantee at March 31, 2006 is $375,000.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., ("Osborn") has available a credit facility of approximately $3,252,000 (ZAR 20,000,000) to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. As of March 31, 2006, Osborn had no outstanding borrowings under the credit facility, but approximately $2,137,000 in performance and retention bonds were guaranteed under the facility. The facility is secured by Osborn's accounts receivable and retention balances. The available facility fluctuates monthly based upon fifty percent (50%) of Osborn's accounts receivables, retention and cash balances at the end of the prior month. As of March 31, 2006, Osborn Engineered Products had available credit under the facility of approximately $3,252,000.

Note 14. Product Warranty Reserves

Changes in the Company's product warranty liability for the three month periods ended March 31, 2006 and 2005 are as follows:

	(in thousands)
	Three Months Ended March 31
	2006	2005
Reserve balance at the beginning of the period	$ 5,666	$ 4,789
Warranty liabilities accrued during the period	3,593	2,632
Warranty liabilities settled during the period	(2,700)	(2,488)
Reserve balance at the end of the period	$ 6,559	$ 4,933

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

Note 15. Post Retirement Benefits

The Company expects to contribute approximately $700,000 to its pension plan and $106,000 to its post-retirement benefit plan during 2006. Approximately $70,000 of the contribution was paid to the pension plan and approximately $15,000 was paid for post-retirement benefits during the three months ended March 31, 2006.

The components of net periodic pension cost for the three months ended March 31, 2006 and 2005 are as follows:
	(in thousands)
	Pension Benefit		Post Retirement Benefits
	2006	2005	2006	2005
Service cost	$ -	$ -	$ 29	$ 26
Interest cost	135	134	21	20
Expected return on assets	(135)	(129)	-	-
Amortization of prior service cost	-	-	7	7
Amortization of net (gain) loss	31	24	(9)	(9)
Net periodic benefit cost	$ 31	$ 29	$ 48	$ 44

In May 2004, the FASB issued FSP No. 106-2, Accounting and Disclosure Requirements Related to the Prescription Drug, Improvement and Modernization Act of 2003 which provides authoritative guidance on accounting for the Medicare Act. The Medicare Act provides for a possible federal subsidy of certain prescription drug claims for sponsors of retiree health care plans with drug benefits, beginning in 2006. The Company has determined that the Company's two post retirement medical insurance plans, which provide prescription drug benefits, will not be entitled to the federal subsidy under the Medicare Act. Therefore, the application of the provisions of FSP No. 106-2 did not have a significant impact on the Company's consolidated financial statements.

Note 16. Accrued Loss Reserves

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

Note 17. Other Income, net of expense

For the three months ended March 31, 2006 and 2005, the Company had other income, net of expenses, totaling $296,000 and $38,000 respectively. Major items comprising the net totals for the periods are as follows:
	(in thousands)
	Three months ended March 31
	2006	2005
Interest Income	$ 192	$ 134
Gain (Loss) on Foreign Currency Transactions	7	(30)
Other	97	(66)
Total	$ 296	$ 38

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words, "believes," "anticipates," "intends," and "expects" and similar expressions. Such forward-looking statements include, without limitation, statements regarding the Company's expected sales during 2006, the Company's expected effective tax rates for 2006, the Company's expected capital expenditures in 2006, the expected benefit of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through March 31, 2007, the impact of the enactment of SAFTEA-LU, the improving economic environment as it affects the Company, the timing and impact of the improving economy, the Company's general liability insurance coverage for product liability and other similar tort claims, the Company being called upon to fulfill certain contingencies, the expected contributions by the Company to its pension plan, its post-retirement plan and other benefits, the rise of interest rates and the impact of such rise on the financial results of the Company, the changes in the price of steel and oil, the change in the level of the Company's presence in international markets, the impact of SFAS 123R, the impact of FSP FAS 109-1 and the ultimate outcome of the Company's current claims and legal proceedings.

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

In addition to the risks and uncertainties identified elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, most recently in the Company's Annual Report on Form 10-K for the fiscal year ended December 31,2005, the risk factors described in the section under the caption "Risk Factors" should be carefully considered when evaluating the Company's business and future prospects.

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

The Company has four reportable operating segments, which include the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group. The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other non-related industries. The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries. The business units in the Mobile Asphalt Paving Group design, manufacture and market asphalt pavers, material transfer vehicles, milling machines, and screeds. The business units in the Underground Group design, manufacture and market a complete line of trenching equipment and directional drills for the underground construction market. The Company also has one other category that contains the business units that do not meet the requirements for separate disclosure as an operating segment. The business units in the Other category include Astec Insurance Company and Astec Industries, Inc., the parent company.

The Company's financial performance is affected by a number of factors, including the cyclical nature and varying conditions of the markets it serves. Demand in these markets fluctuates in response to overall economic conditions and is particularly sensitive to the amount of public sector spending on infrastructure development, privately funded infrastructure development, changes in the price of crude oil (fuel costs and liquid asphalt) and changes in the price of steel.

Public sector spending at the federal, state and local levels has been driven in large part by federal spending under the six-year federal-aid highway program, the Transportation Equity Act for the 21st Century ("TEA-21"), enacted in June 1998. TEA-21 authorized the appropriation of $217 billion in federal aid for road, highway and bridge construction, repair and improvement and other federal highway and transit projects for federal fiscal years October 1, 1998 through September 30, 2004. In August 2005, President Bush signed into law the Safe, Accountable, Flexible and Efficient Transportation Equity Act - A Legacy for Users ("SAFETEA-LU"), which authorizes appropriation of $286.5 billion in guaranteed federal funding for road, highway and bridge construction, repair and improvement of the federal highway and transit projects for federal fiscal years October 1, 2004 through September 30, 2009. The Company believes that the federal highway funding significantly influences the purchasing decisions of the Company's customers who are more likely to make purchasing decisions with the six-year legislation in place. The Federal funding provides for approximately 25% of highway, street and roadway construction funding in the United States.

The public sector spending described above is needed to fund road, bridge and mass transit improvements. Unquestionably, the Company believes that increased funding is needed to restore the nation's highways to a quality level required for safety, fuel efficiency and mitigation of congestion. In the Company's opinion, amounts needed are significantly above amounts proposed, and funding mechanisms such as the federal usage fee per gallon, which has not been increased in twelve years, should be increased along with other measures to generate the funds needed.

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and its impact on customers' purchase decisions and the price of steel may each affect the Company's financial performance. Economic downturns, like the one experienced from 2001 through 2003, generally result in decreased purchasing by the Company's customers, which, in turn, causes reductions in sales and increased pricing pressure on the Company's products. Rising interest rates also typically have the effect of negatively impacting customers' attitudes toward purchasing equipment. The Company expects interest rates to rise during the year, but it does not expect such increases to have a material impact on the financial results of the Company. In addition, significant portions of the Company's revenues are related to the sale of equipment that produces asphalt mix. A major component of asphalt is oil. A rise in the price of oil increases the cost of providing asphalt, which could likely decrease demand for asphalt, and therefore decrease demand for certain Company products. Steel is a major component in the Company's equipment. As steel prices increased during 2004, the cost of manufactured parts, as well as the costs of purchased parts and components, also increased. Steel prices abated somewhat during 2005 but remained at historically high levels. Although the Company has instituted price increases in response to rising steel prices, purchased parts and component prices, if the Company is not able to raise the prices of its products enough to cover the increased costs of goods, the Company's financial results will be negatively affected. The Company believes that steel prices will increase during 2006 and expects oil prices to remain volatile during 2006. The Company's customers appear to be adapting their prices in response to the fluctuating oil prices and the fluctuations do not appear to be impairing the equipment purchases by them at this time. In addition to the factors stated above, many of the Company's markets are highly competitive, and its products compete worldwide with a number of other manufacturers and distributors that produce and sell similar products.

The Company believes that, based on its backlog and customer activity, the economic environment as it impacts the Company will continue to improve. The Company also believes that SAFETEA-LU, will result in sustained or increased federal availability of highway funds and such funding should have a positive impact on customers' attitudes toward purchasing new equipment. In addition, the Company believes that an improving economy should increase state highway funding revenues and private commercial projects.

Results of Operations

For the three months ended March 31, 2006, net sales increased $24,089,000, or 14.9%, to $185,724,000 from $161,635,000 for the three months ended March 31, 2005. Sales are generated primarily from new equipment purchases made by customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development. For the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005, (1) net sales for the Asphalt Group increased approximately $2,197,000 or 4.1%; (2) net sales for the Aggregate and Mining Group increased approximately $13,417,000 or 23.2%; (3) net sales for the Underground Group increased approximately $929,000 or 4.3%; and (4) net sales for the Mobile Asphalt Group increased approximately $7,546,000 or 26.2%. Parts sales for the quarter ended March 31, 2006 were $44,672,000 compared to $38,646,000 for the quarter ended March 31, 2005, for an increase of $6,026,000 or 15.6%. For the quarter ended March 31, 2006 compared to the same period of 2005, the Company believes that the increase in the sales for all business segments related to a general improvement in the economy and increased market confidence of customers and dealers.

International sales for the quarter ended March 31, 2006 compared to the same period of 2005 increased $6,220,000, or 21.8%. International sales were $34,692,000 for the quarter ended March 31, 2006 compared to $28,472,000, for the quarter ended March 31, 2005. For the quarters ended March 31, 2006 and 2005, international sales accounted for approximately 18.7% and 17.7% of net sales, respectively. International sales increased for the first quarter of 2006 compared to the same period in 2005, in Australia, Asia, Africa, Canada, Europe and the Middle East, while for the comparable periods international sales decreased in Central America, South America, China, Japan and Korea. The Company believes the overall increased level of international sales relates to improving economic conditions in certain foreign economies and continued weakness of the U.S. dollar compared to certain foreign currencies.

Gross profit for the three months ended March 31, 2006 increased $10,107,000, or 28.8%, to $45,140,000 from $35,033,000 for the three months ended March 31, 2005. Gross profit as a percentage of sales for the three months ended March 31, 2006 and 2005 was 24.3% and 21.7%, respectively. For the quarter ended March 31, 2006 compared to the same period in 2005, gross profit for the Asphalt Group increased from approximately $10,657,000 to approximately $14,562,000 or an increase of approximately $3,905,000 or 36.6%. This resulted in an increase in gross profit as a percentage of sales from 19.9% to 26.1% or 620 basis points for the same periods. The primary reason for the increase in the gross profit as a percent of sales was a 29% increase in parts sales. For the quarter ended March 31, 2006 compared to the same period in 2005, gross profit for the Aggregate and Mining Group increased from approximately $13,601,000 to approximately $17,210,000 or an increase of approximately $3,609,000 or 26.5%. This resulted in an increase in gross profit as a percentage of sales from 23.5% to 24.2% or 70 basis points for the same periods. For the quarter ended March 31, 2006 compared to the same period in 2005, gross profit for the Mobile Asphalt Paving Group increased from approximately $7,015,000 to approximately $9,253,000 or an increase of approximately $2,238,000 or 31.9%. This resulted in an increase in gross profit as a percentage of sales from 24.4% to 25.5% or 110 basis points for the same periods. For the quarter ended March 31, 2006 compared to the same period in 2005, gross profit for the Underground Group increased from approximately $3,774,000 to approximately $4,220,000 or an increase of approximately $446,000 or 11.8%. This resulted in an increase in gross profit as a percentage of sales from 17.6% to 18.9% or 130 basis points for the same periods. The gross profit percentage increase for the quarter ended March 31, 2006 compared to the same period of 2005 was primarily due to a favorable mix of products, including increased parts sales, price increases and the impact of the Company's cost and design initiative program implemented in 2005.

Selling, general, administrative and engineering expenses for the quarter ended March 31, 2006 were $27,759,000 or 15.0% of net sales, compared to $22,971,000, or 14.2% of net sales for the quarter ended March 31, 2005, an increase of $4,788,000 or 20.8%. The increase in selling, general, administrative and engineering expenses for the three months ended March 31, 2006 compared to the same period of 2005 related primarily to an increase in personnel expenses of approximately $1,803,000 due to increased staffing in order to support increased sales volume. Profit-sharing expense increased approximately $1,032,000 and is a formula-driven amount based on the performance of the Company's subsidiaries. Expenses related to advertising and exhibits increased approximately $533,000. Sales commissions increased approximately $365,000 due to increased sales volumes and stock option expense related to the adoption of SFAS 123R was approximately $360,000.

Effective January 1, 2006, the Company adopted SFAS 123R, using the modified prospective method. The fair value of each option grant was estimated based on the date of grant using the Black-Scholes option pricing model. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date calculated fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to the adoption SFAS 123R on January 1, 2006, the Company accounted for stock-based compensation plans in accordance with the provisions of APB No. 25 and applied the disclosure only provision of SFAS 123. Under APB 25, generally no compensation expense was recorded when the terms of the award were fixed and the exercise price of the employee stock option equaled or exceeded the market value of the underlying stock on the date of grant. The Company did not record compensation expense for option awards in periods prior to January 1, 2006.

In the first quarter of fiscal 2006, the Company recorded compensation expense related to stock options that reduced income from operations by $360,000, provision for income taxes by $83,000, net income by $277,000 and basic and diluted net income per share by $.01. Cash received from options exercised during the three months ended March 31, 2006 totaled $4,545,000 and is shown in the accompanying condensed statement of cash flows as a financing activity. The excess tax benefit realized from the exercise of these options totaled $897,000.The stock option compensation expense was included in selling, general and administrative expenses in the accompanying condensed consolidated statement of income. As of March 31, 2006, unrecognized compensation costs related to stock options totaled $21,000, which will be expensed during the second quarter of 2006.

The Company adopted SFAS 123R using the modified prospective method and, consequently, the statement of operations for the three months ended March 31, 2005 has not been restated to reflect the impact of applying the provisions of SFAS 123R. Had the Company accounted for stock-based compensation according to SFAS 123R during the three months ended March 31, 2005, net income would have been reduced by approximately $24,000 resulting in no impact on earnings per share.

For the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005, interest expense decreased $750,000, or 63.6%, to $430,000 from $1,180,000. Interest expense as a percentage of net sales was .23% and .73% for the quarters ended March 31, 2006 and 2005, respectively. The decrease in interest expense for the three months ended March 31, 2006 compared to the same period of 2005 related primarily to the elimination of the Company's outstanding debt during 2005. Interest expense for the three months ended March 31, 2006 related primarily to the amortization of prepaid loan fees related to the GE Credit agreement which provides availability through May 2007.

Other income, net was $296,000 for the quarter ended March 31, 2006 compared to other income, net of $38,000 for the quarter ended March 31, 2005, a increase of $258,000. Other income, net for the quarters ended March 31, 2005 and 2006 consisted primarily of interest income and foreign currency exchange gains and losses.

For the three months ended March 31, 2006, the Company recorded income tax expense of $6,347,000, compared to income tax expense of $4,106,000 for the three months ended March 31, 2005. This resulted in effective tax rates for the quarters ended March 31, 2006 and 2005 of 36.8% and 37.6%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2006 compared to the same periods in 2005 is primarily due to an income tax credit claimed by the Company related to certain research and development expenditures, the Manufacturers Domestic Production Tax Deduction and an increase in the extraterritorial income exclusion.

For the three months ended March 31, 2006, the Company had net income of $10,897,000 compared to net income of $6,792,000 for the three months ended March 31, 2005 for an increase of $4,105,000. Earnings per diluted share for the three months ended March 31, 2006 were $0.50 compared to earnings per diluted share for the quarter ended March 31, 2005 of $0.33. Diluted shares outstanding for the three months ended March 31, 2006 and 2005 were 21,897,073 and 20,415,669, respectively. The increase in shares outstanding is primarily due to the exercise of stock options by employees of the Company combined with a reduction in antidilutive options due to a higher stock price at March 31, 2006 compared to March 31, 2005.

The backlog of orders at March 31, 2006 was $144,481,000, compared to $111,171,000 at March 31, 2005, for an increase of $33,310,000 or 30.0%. The increase in the backlog of orders at March 31, 2006 compared to March 31, 2005 related to an increase in domestic orders totaling approximately $3,360,000 and an increase in international orders of approximately $29,950,000. The increase in international orders at March 31, 2006 related primarily to increased orders for the Company's Aggregate and Mining Group, which increased approximately $19,300,000. The Company is unable to determine whether the increase in backlog was experienced by the industry as a whole.

Liquidity and Capital Resources

The company entered into a revolving credit facility and senior note agreement with General Electric Capital Corporation ("GECC") on May 14, 2003. During the third quarter of 2005, the Company used available cash to pay off the senior note (term loan) portion of the GECC debt early. Currently, under the amended GECC revolving credit facility which expires on May 14, 2007, maximum borrowings of $87,500,000 are based on a percentage of eligible receivables and inventory. The $87,500,000 limit includes $5,000,000 for use by the Canadian subsidiary Breaker Technology Ltd., as discussed further below. Availability under the revolving facility is adjusted monthly and interest is due in arrears. Interest rates are based on applicable index rates plus a sliding scale of applicable index margins from zero to three-fourths of one percent (0.75%), or at the option of the borrower, the LIBOR margin plus an applicable index margin from two percent (2.0%) to two and three-fourths percent (2.75%) based on a level of total funded debt ratio. Additionally, the GECC amended agreement permits the Company to hold inventory notes or customer financing of up to $4,000,000 at any time. The credit facility contains certain restrictive financial covenants relative to operating ratios and capital expenditures. As of March 31, 2006, total availability under the revolving GECC credit facility was approximately $81,802,000 and no borrowings were outstanding.

The Company was in compliance with the financial covenants under its credit facility as of March 31, 2006.

The Company's Canadian subsidiary, Breaker Technology Ltd, ("BTL") has available a credit facility issued by General Electric Capital-Canada ("GEC Canada") dated May 14, 2003 with a term of four years for $5,000,000 to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit guarantees. Interest rates are based on applicable index rates plus a sliding scale of applicable index margins from two percent (2.0%) to two and three-fourths percent (2.75%) based on a level of total funded debt ratio. At March 31, 2006, no amounts were outstanding under the credit facility but BTL did have approximately $358,000 in letter of credit guarantees under the facility. This amount is included in total letter of credit guarantees disclosed in "Note 8 - Contingent Matters". The Company is the primary guarantor to GEC Canada of payment and performance for this $5,000,000 credit facility. The term of the guarantee is equal to the related debt. The maximum potential amount of future payments the Company would be required to make under its guarantee at March 31, 2006 was $375,000.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., ("Osborn") has available a credit facility of approximately $3,252,000 (ZAR 20,000,000) to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. As of March 31, 2006, Osborn had no outstanding borrowings under the credit facility, but approximately $2,137,000 in performance and retention bonds were guaranteed under the facility. The facility is secured by Osborn's accounts receivable and retention balances. The available facility fluctuates monthly based upon fifty percent (50%) of Osborn's accounts receivables, retention and cash balances at the end of the prior month. As of March 31, 2006, Osborn Engineered Products had available credit under the facility of approximately $3,252,000.

Net cash used by operating activities for the three months ended March 31, 2006 was $1,107,000 compared to net cash used by operating activities of $891,000 for the three months ended March 31, 2005. The increase in net cash used by operating activities for the three months ended March 31, 2006 compared to the same period of 2005 relates primarily to the increase in accounts receivable and inventory, offset by increases in net income, customer deposits, and income taxes payable.

Net cash used by investing activities for the three months ended March 31, 2006 was approximately $6,221,000, compared to net cash used by investing activities of $4,205,000, for the three months ended March 31, 2005. The increase in net cash used by investing activities for the three months ended March 31, 2006 compared to the same period of 2005 relates primarily to an increase in capital expenditures during the quarter ended March 31, 2006 compared to the same period in 2005. Capital expenditures for the three months ended March 31, 2006 were $6,223,000, compared to $4,245,000 for the three months ended March 31, 2005.

The Company believes that its current working capital, cash flows generated from future operations and available capacity remaining under its credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements through March 31, 2007.

Capital expenditures for 2006 are forecasted to total approximately $29,360,000. The Company expects to finance these expenditures using currently available cash balances and internally generated funds.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2006, the Company's Chief Executive Officer and Chief Financial Officer concluded that because the material weakness in the Company's internal controls over the financial reporting described in the Company's annual report on Form 10-K for the year ended December 31, 2005 has not been fully remedied, the Company did not maintain effective disclosure controls and procedures to provide reasonable assurance of the achievement of the objectives described above.

Changes in Internal Control over Financial Reporting

Management, with oversight of its Audit Committee of the Board of Directors, has been addressing the material weakness disclosed in the Company's 2005 Form 10-K and is committed to effectively remediating the underlying significant deficiencies in internal controls. Although the Company's remediation efforts are well underway, these significant deficiencies will not be considered remediated until the new internal controls over financial reporting are fully implemented and operational for a period of time and are successfully tested, and management concludes that these controls are operating effectively. The Company's Chief Executive Officer and Chief Financial Officer have therefore concluded that there have been no changes made in the Company's internal controls over financial reporting in connection with its first quarter 2006 evaluation that would materially affect, or are reasonably likely to affect, its internal control over financial reporting. The current status of the Company's remediation efforts related to the significant deficiencies identified at Astec Underground, Inc. is as follows:

1. Improvements to Steel Inventory Control- a) The perpetual inventory procedure for the issuance of steel into production has been changed from relieving steel inventory late in the manufacturing process ("back flushing") to now issuing steel into production at the time it is used. This allows for easier and more accurate cycle counts of steel inventory; b) The Company's prior practice of taking a full physical inventory once a year has been modified to include quarterly physical counts of steel inventory. The physical count at March 31, 2006 resulted in an insignificant favorable book to physical variance; c) Cycle count procedures have been modified to improve accuracy of our perpetual inventory to include using ABC classifications of inventory to obtain a higher dollar value of count coverage and improve the accuracy of the overall inventory valuation. To date, one additional cycle count employee has been hired and another staffing addition is planned in the second quarter of 2006; d) Bills of materials have been reviewed for accuracy and corrections have been made as needed to improve the accuracy of the relief of inventory usage; e) A new procedure has been developed whereby all inventory adjustments are reported and reviewed monthly for accuracy; f) Further enhancements to the way Underground's ERP (Enterprise Resource Planning) system is utilized, including MRPII (Manufacturing Resource Planning II) and control of finished goods in the Utility product line are being implemented. Additional cycle counts procedures and the use of scanners are also being implemented to improve the overall accuracy of inventory control efforts.

2. Accounting System Access Controls- Underground's management has completed a review of access to the ERP system, including the general ledger module, and has limited the access to only those individuals who are deemed to have a viable need to use a particular function. The documentation of all systems and controls is currently in process and further refinements to user access may be made.

3. Journal Entry Authorization- Improved procedures are now in place to ensure that all journal entries posted are properly authorized including: a) documented review of all journal entries entered; b) comparison of journal entries entered to a revised journal entry checklist; c) review of accounting support documents to ensure that all reviews are properly documented and that all required reconciliations have been prepared and properly approved. Additionally, one individual in the accounting department has been assigned the responsibility to ensure that all supporting documents are properly approved and filed. The formal documentation of all revised procedures and controls is currently in process.

4. Monitoring Controls- The process of fully documenting controls and the development of the process of monitoring the significant controls is currently in process.

Transition of Business and Financial Systems

During 2005, the Company's Telsmith subsidiary completed the process of installing the general ledger, purchasing, sales, production, product development and customer resource modules of a new ERP computer system as part of a phased implementation schedule. Additional refinements to the modules related to production, product development and customer resource management are scheduled for installation during the second quarter of 2006. The new systems installed were subjected to testing prior to and after installation and are functioning to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have not experienced any significant difficulties to date in connection with the implementation or operations of the new systems.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the legal proceedings previously reported by the registrant since the filing of its Annual Report on Form 10-K for the year ended December 31, 2005. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies" in Part I - Item 2 of this Report.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders was held on Thursday, April 27, 2006 in Chattanooga, Tennessee, at which the following matters were submitted to a vote of the shareholders:

1. Votes regarding the election of four Directors for a term expiring in 2009 were as follows:
Name of Director	FOR	WITHHELD
Daniel K. Frierson	17,508,263	1,807,204
Robert G. Stafford	17,611,997	1,703,470
Glen E. Tellock	18,634,440	681,027

Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

Term Expiring in 2007
J. Don Brock
Albert E. Guth
W. Norman Smith
William B. Sansom

Term Expiring in 2008
William D. Gehl
Ronald F. Green
Phillip E. Casey

2. Votes regarding the adoption of the Astec Industries, Inc. 2006 Incentive Plan were 14,386,939 for, 1,611,168 against and 25,606 abstains.

3. Votes to "allow the persons appointed as proxies to vote in accordance with their best judgement upon such other matters as may properly come before the meeting or any adjournments thereof" were 11,267,873 for, 7,421,358 against and 626,935 abstains.

Item 5. Other Information

         None

Item 6. Exhibits

Exhibit No.	Description
10.1

Amendment Number 2 to the Astec Industries, Inc. 1998 Non-Employee Directors Stock Incentive Plan dated February 21, 2006 (incorporated by reference to the Company's Current Report on Form 8-K dated February 7, 2006, File No. 0-14714).

10.2	Astec Industries, Inc. 2006 Incentive Plan dated April 27, 2006 (incorporated by reference to the Company's Other Definitive Proxy Statement on Form DEF 14A filed on March 16, 2006, File No. 0-14714)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

ASTEC INDUSTRIES, INC. (Registrant)

Date May 10, 2006	/s/ J. Don Brock
J. Don Brock Chairman of the Board and President

Date May 10, 2006	/s/ F. McKamy Hall
F. McKamy Hall Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002