Form 10-Q
period 2006-06-30
ASTEC INDUSTRIES INC
filed 2006-08-09
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006
Common Stock, par value $0.20	21,603,920

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements
Astec Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)
	June 30, 2006 (Unaudited)	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$22,015	$22,598
Trade receivables, net	78,009	50,854
Other receivables	1,464	2,541
Inventories	151,059	135,503
Prepaid expenses and other	4,690	7,319
Deferred income tax assets	7,165	7,213
Total current assets	264,402	226,028
Property and equipment, net	105,183	96,114
Goodwill	19,695	19,361
Other assets	5,189	5,080
Total assets	$394,469	$346,583
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable - trade	$43,329	$39,775
Accrued product warranty	7,036	5,666
Customer deposits	17,831	12,063
Accrued payroll and related liabilities	3,057	2,616
Accrued loss reserves	7,175	6,454
Income taxes payable	2,416	2,461
Other accrued liabilities	19,715	19,013
Total current liabilities	100,559	88,048
Deferred income tax liabilities	4,640	4,651
Accrued retirement benefit costs	4,932	5,110
Other non-current liabilities	6,187	5,440
Minority interest in consolidated subsidiary	559	592
Total shareholders' equity	277,592	242,742
Total liabilities and shareholders' equity	$394,469	$346,583

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$ 191,262	$ 170,814	$ 376,986	$ 332,448
Cost of sales	143,859	131,521	284,443	258,123
Gross profit	47,403	39,293	92,543	74,325
Selling, general, administrative and engineering expenses	27,254	22,650	55,012	45,621
Income from operations	20,149	16,643	37,531	28,704
Interest expense	417	984	847	2,164
Other income, net of expense	187	96	482	135
Income before income taxes and minority interest in earnings	19,919	15,755	37,166	26,675
Income taxes	7,512	5,497	13,859	9,603
Income before minority interest in earnings	12,407	10,258	23,307	17,072
Minority interest in earnings	42	37	45	59
Net income	$ 12,365	$ 10,221	$ 23,262	$ 17,013

Earnings per common share
Net income:
Basic	$ 0.58	$ 0.51	$ 1.09	$ 0.85
Diluted	$ 0.56	$ 0.49	$ 1.06	$ 0.83
Weighted average common shares outstanding:
Basic	21,424,731	20,008,425	21,314,446	19,954,422
Diluted	22,044,210	20,735,201	21,975,519	20,575,752

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)
	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$ 23,262	$ 17,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,855	5,383
Provision for doubtful accounts	450	263
Provision for inventory reserve	1,869	1,825
Provision for warranty reserve	6,567	5,418
Deferred compensation provision	189	694
Stock-based compensation	381	-
Excess tax benefit from stock-based compensation	(2,397)	-
Deferred income tax provision	37	636
Gain (loss) on sale and disposition of fixed assets	9	(10)
Minority interest in (earnings) of subsidiary	(45)	(59)
(Increase) decrease in:
Trade and other receivables	(26,508)	(22,666)
Inventories	(17,425)	1,219
Prepaid expenses and other	2,870	2,034
Other non-current assets	(106)	58
Increase (decrease) in:
Accounts payable	3,554	2,559
Accrued product warranty	(5,197)	(4,781)
Customer deposits	5,767	264
Income taxes payable	2,352	4,398
Other accrued liabilities	2,181	(82)
Other	-	134
Net cash provided by operating activities	3,665	14,300

Cash flows from investing activities:
Proceeds from sale of property and equipment	28	70
Cash paid for acquisition of minority shares	-	(19)
Expenditures for property and equipment	(15,108)	(7,104)
Net cash used by investing activities	(15,080)	(7,053)

Cash flows from financing activities:
Net repayments under revolving credit agreement	-	(5,170)
Repayments under loan and note agreements	-	(1,905)
Excess tax benefit from stock-based compensation	2,397	-
Contribution to Company supplemental executive retirement plan	(243)	(200)
Proceeds from issuance of common stock	8,969	2,431
Net cash provided (used) by financing activities	11,123	(4,844)
Effect of exchange rate changes on cash	(291)	(919)
Net increase (decrease) in cash and cash equivalents	(583)	1,484
Cash and cash equivalents at beginning of period	22,598	8,349
Cash and cash equivalents at end of period	$ 22,015	$ 9,833

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity
For the Six Months Ended June 30, 2006
Amounts in thousands, except shares

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Company Shares Held by SERP	Total Shareholders' Equity
Balance December 31, 2005	21,177,352	$ 4,235	$ 79,723	$ 158,073	$ 2,605	$ (1,894)	$ 242,742
Net income				23,262			23,262
Foreign currency translation adjustment					(243)		(243)
Stock option expense, gross			381				381
Exercise of stock options and stock to directors, including tax benefits	425,898	86	11,281				11,367
SERP transactions, net			194			(111)	83
Balance, June 30, 2006	21,603,250	$ 4,321	$ 91,579	$ 181,335	$ 2,362	$ (2,005)	$ 277,592

See Notes to Unaudited Condensed Consolidated Financial Statements

ASTEC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Astec Industries, Inc. and subsidiaries Annual Report on Form 10-K for the year ended December 31, 2005.

The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

On December 21, 2004, FASB Staff Position (FSP) FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes", to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, was issued. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return beginning with the Company's 2005 return. Although formal regulations are still pending, the Company has incorporated the expected impact of the new act in its 2005 and 2006 tax provisions. The impact of the tax act is not material to the 2005 and first two quarters 2006 financial statements.

On December 21, 2004, FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," was issued. FSP 109-2 provides companies additional time, beyond the financial reporting period during which the Jobs Creation Act took effect, to evaluate the Jobs Creation Act's impact on a company's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying Statement No. 109. FSP 109-2 was effective upon issuance. The Company has decided not to repatriate foreign earnings, and accordingly, the financial statements do not reflect any provisions for taxes on unremitted foreign earnings.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation", supersedes APB No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows". SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation in the financial statements based on the calculated fair value of the awards. The pro forma disclosure previously permitted under SFAS 123 no longer is an alternative to financial statement recognition for periods after adoption of SFAS 123R. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow. This requirement will reduce reported net operating cash flows and increase net financing cash flows in the periods after adoption. The Company adopted this statement effective January 1, 2006. The impact of adopting SFAS 123R is described in Note 2 below.

In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109, Accounting for Income Taxes" ("Interpretation 48"). Interpretation 48 defines a criterion that an income tax position would have to meet for some or all of the benefit of that position to be recognized in an entity's financial statements. Interpretation 48 requires that the cumulative effect of applying its provisions be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. Interpretation 48 is effective for fiscal years beginning after December 15, 2006 and the Company will begin applying its provisions effective January 1, 2007. The Company has not yet determined the impact, if any, that the adoption of this interpretation will have on the Company's financial statements.

Note 2. Stock-based Compensation

Under terms of the Company's stock option plans, officers and certain other employees may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. The Company has reserved shares of common stock for exercise of outstanding non-qualified options and incentive options of officers and employees of the Company and its subsidiaries at prices determined by the Board of Directors. In addition, a Non-employee Directors Stock Incentive Plan has been established to allow non-employee directors to have a personal financial stake in the Company through an ownership interest. Directors may elect to receive their compensation in cash, common stock, deferred stock or stock options. Options granted under the Non-employee Directors Stock Incentive Plan and the Executive Officer Annual Bonus Equity Election Plan vest and become fully exercisable immediately. Generally, other options granted vest over 12 months. All stock options have a ten-year term. The shares reserved under the various stock option plans are as follows: (1) 1992 Stock Option Plan - 40,000, (2) 1998 Long-term Incentive Plan - 1,236,070, (3) Executive Officer Annual Bonus Equity Election Plan - 16,892 and (4) 1998 Non-employee Directors Stock Plan - 15,302.

Effective January 1, 2006, the Company adopted SFAS No. 123R, using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date calculated fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to the adoption of SFAS 123R on January 1, 2006, the Company accounted for stock-based compensation plans in accordance with the provisions of APB No. 25 and applied the disclosure only provision of SFAS 123. Under APB 25, generally no compensation expense was recorded when the terms of the award were fixed and the exercise price of the employee stock option equaled or exceeded the market value of the underlying stock on the date of grant. The Company did not record compensation expense for option awards in periods prior to January 1, 2006.

For the three and six month periods ended June 30, 2006, the Company recorded compensation expense related to stock options that reduced income from operations by $21,000 and $381,000, decreased the provision for income taxes by $6,000 and $83,000, and decreased net income by $15,000 and $298,000, respectively. This resulted in no reduction in basic and diluted net income per share for the quarter and $.01 and $.01, respectively for the six months ended June 30, 2006. Cash received from options exercised during the three and six month periods ended June 30, 2006 totaled $4,217,000 and $8,748,000 and is shown in the accompanying condensed statement of cash flows as a financing activity. The excess tax benefit realized from the exercise of these options totaled $1,500,000 and $2,397,000 for the three and six month periods ended June 30, 2006. The stock option compensation expense was included in selling, general and administrative expenses in the accompanying condensed consolidated statement of income. As of June 30, 2006, there is no unrecognized compensation costs related to stock options previously granted.

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

The amounts shown below, except EPS, are in thousands:
	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$ 10,221	$ 17,013
Stock compensation expense under SFAS 123, net of tax benefit, less tax benefit from disqualifying dispositions of stock options	(331)	(419)
Proforma net income	$ 9,890	$ 16,594

Basic earnings per share, as reported	$ 0.51	$ 0.85
Proforma basic earnings per share	$ 0.49	$ 0.83

Diluted earnings per share, as reported	$ 0.49	$ 0.83
Proforma diluted earnings per share	$ 0.48	$ 0.81

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

A summary of the Company's stock option activity and related information for the six months ended June 30, 2006 follows:
	Options	Weighted Average Exercise Price	Remaining Contractual Life	Intrinsic Value
Options outstanding at December 31, 2005	1,737,429	$ 21.51
Options granted at market price	697	36.92
Options forfeited	(4,900)	19.74
Options exercised	(424,962)	20.59
Options outstanding at June 30, 2006	1,308,264	21.82	4.3 Years	$16,086,000
Options exercisable at June 30, 2006	1,308,264	$ 21.82	4.3 Years	$16,086,000

The weighted average grant-date fair value of options granted during the three months ended June 30, 2006 and 2005 was $21.67 and $9.29, respectively. The weighted average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $20.09 and $9.60, respectively. The total fair value of stock options that vested during the three months ended June 30, 2006 and 2005 was $129,000 and $30,000, respectively. The total fair value of stock options that vested during the six months ended June 30, 2006 and 2005 was $2,139,000 and $114,000, respectively. The total intrinsic value of stock options exercised during the three months ended June 30, 2006 and 2005 was $4,032,000 and $855,000, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2006 and 2005 was $7,193,000 and $1,504,000, respectively.

Note 3. Receivables

Receivables are net of allowance for doubtful accounts of $2,031,000 and $1,877,000 for June 30, 2006 and December 31, 2005, respectively.

Note 4. Inventories

Inventories are stated at the lower of first-in, first-out cost or market and consist of the following:

	(in thousands)
	June 30, 2006	December 31, 2005
Raw Materials	$ 76,539	$ 65,820
Work-in-Process	36,461	28,602
Finished Goods	28,866	29,702
Used Equipment	9,193	11,379
Total	$ 151,059	$ 135,503

Note 5. Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with SFAS No. 128. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities.

The following table sets forth the computation of basic and diluted earnings per share:
	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Numerator:
Net income	$ 12,365,000	$ 10,221,000	$ 23,262,000	$ 17,013,000
Denominator:
Denominator for basic earnings per share	21,424,731	20,008,425	21,314,446	19,954,422
Effect of dilutive securities:
Employee stock options	502,497	604,628	546,062	502,280
Supplemental Executive Retirement Plan	116,982	122,148	115,011	119,050
Denominator for diluted earnings per share	22,044,210	20,735,201	21,975,519	20,575,752

Net income per share:
Basic	$ 0.58	$ 0.51	$ 1.09	$ 0.85
Diluted	$ 0.56	$ 0.49	$ 1.06	$ 0.83

Options totaling approximately 1,000 and 1,053,000 for the three months ended June 30, 2006 and 2005, respectively, were antidilutive and were therefore not included in the diluted earnings per share computation. Options totaling approximately 1,000 and 1,142,000 for the six months ended June 30, 2006 and 2005, respectively, were antidilutive and were therefore not included in the diluted earnings per share computation.

Note 6. Property and Equipment

Property and equipment is stated at cost, less any required impairment charge. Property and equipment is net of accumulated depreciation of $106,495,000 and $101,202,000 as of June 30, 2006 and December 31, 2005, respectively.

Note 7. Comprehensive Income

Total comprehensive income for the three and six month periods ended June 30, 2006 was $11,848,000 and $23,019,000, respectively. Total comprehensive income for the three and six month periods ended June 30, 2005 and 2005 was $9,501,000 and $15,719,000, respectively.

The components of comprehensive income or loss for the periods indicated are set forth below:
	(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income	$12,365	$10,221	$23,262	$17,013
Net increase in accumulated fair value of derivative financial instruments	-	19	-	134
Decrease in foreign currency translation	(517)	(739)	(243)	(1,428)
Total comprehensive income	$11,848	$ 9,501	$23,019	$15,719

Note 8. Contingent Matters

Certain customers have financed purchases of Astec products through arrangements in which the Company is contingently liable for customer debt of approximately $7,953,000 and for residual value guarantees aggregating approximately $147,000 at June 30, 2006 and contingently liable for customer debt of approximately $10,185,000 and for residual value guarantees aggregating approximately $315,000 at December 31, 2005. The Company's credit facility with General Electric Capital Corporation dated May 14, 2003 limits contingent liabilities or guaranteed indebtedness created after May 14, 2003 to an aggregate total of $5,000,000 at any time, or to $2,000,000 for any one customer. As of June 30, 2006, guaranteed indebtedness created under the current loan agreement dated May 14, 2003 was $423,000. At June 30, 2006, the maximum potential amount of future payments for which the Company would be liable is equal to $8,100,000. The Company does not believe it will be called on to fulfill any of these contingencies, and therefore the carrying amounts on the consolidated balance sheets of the Company for these contingent liabilities are zero.

In addition, the Company is contingently liable under letters of credit of approximately $5,045,000. Under the Company's credit facility, the terms of letters of credit are limited to one year. Under the credit facility of the Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., the Company is contingently liable for approximately $977,000 in performance and retention bonds. As of June 30, 2006, the maximum potential amount of future payments for which the Company could be liable is approximately $6,022,000.

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
	(in thousands)
	Three months ended
	June 30, 2006
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net Sales from external customers	$ 48,218	$ 77,598	$ 37,884	$ 27,562	$ -	$ 191,262
Intersegment sales	2,854	3,186	968	650	-	7,658
Gross profit	12,259	19,394	9,398	6,267	85	47,403
Gross profit percent	25.4%	25.0%	24.8%	22.7%	-	24.8%
Segment profit (loss)	$ 6,491	$ 9,184	$ 5,164	$ 2,137	$(10,734)	$ 12,242
	(in thousands)
	Six months ended
	June 30, 2006
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net Sales from external customers	$ 103,950	$ 148,859	$ 74,237	$ 49,940	$ -	$ 376,986
Intersegment sales	5,367	6,245	2,085	1,828	-	15,525
Gross profit	26,821	36,604	18,651	10,487	(21)	92,542
Gross profit percent	25.8%	24.6%	25.1%	21.0%	-	24.5%
Segment profit (loss)	$ 14,783	$ 17,166	$ 10,096	$ 2,438	$(21,156)	$ 23,327

	(in thousands)
	Three months ended
	June 30, 2005
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net Sales from external customers	$ 47,789	$ 65,170	$ 34,613	$ 23,242	$ -	$ 170,814
Intersegment sales	4,056	5,158	470	19	-	9,703
Gross profit (loss)	11,186	16,074	7,666	4,391	(24)	39,293
Gross profit percentage	23.4%	24.7%	22.1%	18.9%	-	23.0%
Segment profit (loss)	$ 6,383	$ 7,501	$ 3,663	$ 748	$(8,090)	$ 10,205

	(in thousands)
	Six months ended
	June 30, 2005
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net Sales from external customers	$ 101,324	$ 123,014	$ 63,420	$ 44,690	$ -	$ 332,448
Intersegment sales	5,942	9,362	1,749	19	1,098	18,170
Gross profit (loss)	21,843	29,674	14,682	8,165	(39)	74,325
Gross profit percentage	21.6%	24.1%	23.2%	18.3%	-	22.4%
Segment profit (loss)	$ 12,039	$ 12,686	$ 7,093	$ 904	$(15,639)	$ 17,083

Reconciliation of the reportable segment totals for profit or loss to the Company's consolidated totals is as follows:
	(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Total profit for reportable segments	$ 12,242	$ 10,205	$ 23,327	$ 17,083
Minority interest in earnings	(42)	(37)	(45)	(59)
Recapture (elimination) of intersegment profit	165	53	(20)	(11)
Consolidated net income	$ 12,365	$ 10,221	$ 23,262	$ 17,013

Note 10. Seasonality

Based upon historical results of the past several years and expected results for this year, fifty-four percent (54%) to fifty-six percent (56%) of the Company's business volume typically occurs during the first six months of the year. During the usual seasonal trend, the first three quarters of the year are the Company's stronger quarters for business volume, with the fourth quarter normally being the weakest quarter.

Note 11. Financial Instruments

For the three and six month periods ended June 30, 2006, the Company had no Other Comprehensive Income (OCI) amortized through interest expense. For the three and six month periods ended June 30, 2005, the Company had OCI amortized through interest expense of approximately $19,000 and $134,000, respectively. Monthly amortization of OCI through interest expense was approximately $38,000 through March 2005 with the balance of $19,000 being amortized in April 2005.

Note 12. Goodwill

At June 30, 2006 and December 31, 2005, the Company had unamortized goodwill in the amount of $19,695,000 and $19,361,000, respectively.

The changes in the carrying amount of goodwill by operating segment for the periods ended June 30, 2006 are as follows:
	Asphalt Group	Aggregate and Mining Group	(in thousands) Mobile Asphalt Paving Group	Underground Group	Total
Balance December 31, 2005	$ 1,157	$ 16,558	$ 1,646	$ -	$ 19,361
Foreign currency translation	-	11	-	-	11
Balance March 31, 2006	1,157	16,569	1,646	-	19,372
Foreign currency translation	-	323	-	-	323
Balance June 30, 2006	$ 1,157	$ 16,892	$ 1,646	$ -	$ 19,695

Note 13. Long-term Debt

The Company entered into a revolving credit facility and senior note agreement with General Electric Capital Corporation ("GECC") on May 14, 2003. During the third quarter of 2005, the Company used available cash to pay off the senior note (term loan) portion of the GECC debt early. Currently, under the amended GECC revolving credit facility which expires on May 14, 2007, maximum borrowings of $87,500,000 are based on a percentage of eligible receivables and inventory. The $87,500,000 limit includes $5,000,000 for use by the Canadian subsidiary Breaker Technology Ltd., as discussed further below. Availability under the revolving facility is adjusted monthly and interest is due in arrears. Interest rates are based on applicable index rates plus a sliding scale of applicable index margins from zero to three-fourths of one percent (0.75%), or at the option of the borrower, the LIBOR margin plus an applicable index margin from two percent (2.0%) to two and three-fourths percent (2.75%) based on a level of total funded debt ratio. Additionally, the GECC amended agreement permits the Company to hold inventory notes or customer financing of up to $4,000,000 at any time. The credit facility contains certain restrictive financial covenants relative to operating ratios and capital expenditures. As of June 30, 2006, net availability under the revolving GECC credit facility was approximately $81,855,000 and no borrowings were outstanding.

The Company was in compliance with the financial covenants under its credit facility as of June 30, 2006.

The Company's Canadian subsidiary, Breaker Technology Ltd, ("BTL") has available a credit facility issued by General Electric Capital-Canada ("GEC Canada") dated May 14, 2003 with a term of four years for $5,000,000 to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit guarantees. Interest rates are based on applicable index rates plus a sliding scale of applicable index margins from two percent (2.0%) to two and three-fourths percent (2.75%) based on a level of total funded debt ratio. At June 30, 2006, BTL did not have any outstanding balance under the credit facility but did have approximately $284,000 in letter of credit guarantees under the facility. This amount is included in total letter of credit guarantees disclosed in "Note 8 - Contingent Matters" above. The Company is the primary guarantor to GEC Canada of payment and performance for this $5,000,000 credit facility. The term of the guarantee is equal to the related debt. The maximum potential amount of future payments the Company would be required to make under its guarantee at June 30, 2006 is $284,000.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., ("Osborn") has available a credit facility of approximately $2,791,000 (ZAR 20,000,000) to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. As of June 30, 2006, Osborn had no outstanding borrowings under the credit facility, but approximately $977,000 in performance and retention bonds were guaranteed under the facility. The facility is secured by Osborn's account receivables and retention balances. The available facility fluctuates monthly based upon fifty percent (50%) of Osborn's accounts receivables, retention and cash balances at the end of the prior month. As of June 30, 2006, Osborn Engineered Products had available credit under the facility of approximately $1,814,000.

Note 14. Product Warranty Reserves

Changes in the Company's product warranty liability for the three and six month periods ended June 30, 2006 and 2005 are as follows:

	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Reserve balance at the beginning of the period	$ 6,559	$ 4,933	$ 5,666	$ 4,789
Warranty liabilities accrued during the period	2,968	2,786	6,562	5,418
Warranty liabilities settled during the period	(2,491)	(2,294)	(5,192)	(4,782)
Reserve balance at the end of the period	$ 7,036	$ 5,425	$ 7,036	$ 5,425

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

Note 15. Post Retirement Benefits

The Company expects to contribute approximately $700,000 to its pension plan and $106,000 to its post-retirement benefit plan during 2006. Approximately $204,000 of the contribution was paid to the pension plan and approximately $49,000 was paid for post-retirement benefits during the six months ended June 30, 2006.

The components of net periodic pension cost and post-retirement benefit cost for the six months ended June 30, 2006 and 2005 are as follows:
	(in thousands)
	Pension Benefit		Post-Retirement Benefits
	2006	2005	2006	2005
Service cost	$ -	$ -	$ 2	$ 59
Interest cost	272	280	8	54
Expected return on assets	(273)	(255)	-	-
Amortization of prior service cost	-	-	(3)	17
Amortization of net (gain) loss	68	62	(2)	(13)
Net periodic benefit cost	$ 67	$ 87	$ 5	$ 117

In May 2004, the FASB issued FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Prescription Drug, Improvement and Modernization Act of 2003" which provides authoritative guidance on accounting for the Medicare Act. The Medicare Act provides for a possible federal subsidy of certain prescription drug claims for sponsors of retiree health care plans with drug benefits, beginning in 2006. The Company has determined that the Company's two post-retirement medical insurance plans, which provide prescription drug benefits, will not be entitled to the federal subsidy under the Medicare Act. Therefore, the application of the provisions of FSP No. 106-2 did not have a significant impact on the Company's consolidated financial statements.

Note 16. Accrued Loss Reserves

The Company accrues reserves for losses related to workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company. The reserves are estimated based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future.

Note 17. Other Income, net of expense

For the three months ended June 30, 2006 and 2005, the Company had other income, net of expenses, totaling $187,000 and $96,000, respectively. For the six months ended June 30, 2006 and 2005, the Company had other income, net of expenses, totaling $482,000 and $135,000, respectively. Major items comprising the net totals for the periods are as follows:
	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest Income	$ 309	$ 69	$ 501	$ 203
Gain (Loss) on Foreign Currency Transactions	(251)	48	(243)	18
Other	129	(21)	224	(86)
Total	$ 187	$ 96	$ 482	$ 135

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words, "believes," "anticipates," "intends," and "expects" and similar expressions. Such forward-looking statements include, without limitation, statements regarding the Company's expected sales during 2006, the Company's expected effective tax rates for 2006, the Company's expected capital expenditures in 2006, the expected benefit of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through June 30, 2007, the impact of the enactment of SAFTEA-LU, changes in the economic environment as it affects the Company, the timing and impact of changes in the economy, the market confidence of customers and dealers, the Company's general liability insurance coverage for product liability and other similar tort claims, the Company being called upon to fulfill certain contingencies, the expected contributions by the Company to its pension plan, its post-retirement plan and other benefits, the rise of interest rates and the impact of such rise on the financial results of the Company, the changes in the price of steel and oil, the change in the level of the Company's presence in international markets, the impact of SFAS 123R and the ultimate outcome of the Company's current claims and legal proceedings.

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

In addition to the risks and uncertainties identified elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, most recently in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the risk factors described in the section under the caption "Risk Factors" should be carefully considered when evaluating the Company's business and future prospects.

Overview

The Company is a leading manufacturer and marketer of construction equipment. The Company's businesses:

  design, engineer, manufacture and market equipment that is used in road building, from quarrying and crushing the aggregate, to the road surface;

  manufacture certain equipment and components unrelated to road construction, including trenching, auger boring, directional drilling, industrial heat transfer; and
  manufacture and sell replacement parts for equipment in each of its product lines.

The Company has four reportable operating segments, which include the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group. The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other non-related industries. The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries. The business units in the Mobile Asphalt Paving Group design, manufacture and market asphalt pavers, material transfer vehicles, milling machines, and screeds. The business units in the Underground Group design, manufacture and market a complete line of trenching equipment and directional drills and auger boring machines for the underground construction market. The Company also has one other category that contains the business units that do not meet the requirements for separate disclosure as an operating segment. The business units in the Other category include Astec Insurance Company and Astec Industries, Inc., the parent company.

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

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and its impact on customers' purchase decisions and the price of steel may each affect the Company's financial performance. Economic downturns, like the one experienced from 2001 through 2003, generally result in decreased purchasing by the Company's customers, which, in turn, causes reductions in sales and increased pricing pressure on the Company's products. Rising interest rates also typically have the effect of negatively impacting customers' attitudes toward purchasing equipment. The Company expects interest rates to rise during the year, but it does not expect such increases to have a material impact on the financial results of the Company. In addition, significant portions of the Company's revenues are related to the sale of equipment that produces asphalt mix. A major component of asphalt is oil. A rise in the price of oil increases the cost of providing asphalt, which could likely decrease demand for asphalt, and therefore decrease demand for certain Company products. Steel is a major component in the Company's equipment. As steel prices increased during 2004, the cost of manufactured parts, as well as the costs of purchased parts and components, also increased. Steel prices abated somewhat during 2005 but remained at historically high levels. The Company has instituted price increases in response to rising steel prices, purchased parts and component prices. If the Company is not able to raise the prices of its products enough to cover the increased costs of goods, the Company's financial results will be negatively affected. The Company believes that steel prices will be relatively flat during the remainder of 2006 and expects oil prices to remain volatile during 2006. The Company's customers appear to be adapting their prices in response to the fluctuating oil prices and the fluctuations do not appear to be significantly impairing the equipment purchases by them at this time. In addition to the factors stated above, many of the Company's markets are highly competitive, and its products compete worldwide with a number of other manufacturers and distributors that produce and sell similar products.

The price of oil could have a significant impact on liquid asphalt prices as well as domestic and foreign economies which could result in increased volatility and a lack of economic visibility. The Company believes that, based on its backlog and customer activity, the economic environment as it impacts the Company will continue to improve. The Company also believes that SAFETEA-LU, will result in sustained or increased federal availability of highway funds and such funding should have a positive impact on customers' attitudes toward purchasing new equipment. The 2007 federal funding proposals recently approved by the Senate Appropriation Committee and the House each provide for the largest funding level in history. In addition, the Company believes that an improving economy should increase state highway funding revenues and private commercial projects.

Results of Operations

For the three months ended June 30, 2006, net sales increased $20,448,000, or 12.0%, to $191,262,000 from $170,814,000 for the three months ended June 30, 2005. Sales are generated primarily from new equipment purchases made by customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development. For the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005, (1) net sales for the Asphalt Group increased approximately $429,000 or 0.9%; (2) net sales for the Aggregate and Mining Group increased approximately $12,428,000 or 19.1%; (3) net sales for the Underground Group increased approximately $4,320,000 or 18.6%; and (4) net sales for the Mobile Asphalt Group increased approximately $3,271,000 or 9.5%. Parts sales for the quarter ended June 30, 2006 were $42,077,000 compared to $35,085,000 for the quarter ended June 30, 2005, for an increase of $6,992,000 or 19.9%. For the quarter ended June 30, 2006 compared to the same period of 2005, the increase in the sales for the Asphalt, Underground and Mobile business segments related to a significant increase in international sales. The increase in the Aggregate Group was due to an increase in international sales as well an increase in domestic sales related to improving domestic economic conditions and increased customer confidence.

For the six months ended June 30, 2006, net sales increased $44,538,000, or 13.4%, to $376,986,000 from $332,448,000 for the six months ended June 30, 2005. For the six months ended June 30, 2006 compared to the six months ended June 30, 2005, (1) net sales for the Asphalt Group increased approximately $2,626,000 or 2.6%; (2) net sales of the Aggregate and Mining Group increased approximately $25,845,000 or 21.0%; (3) net sales for the Underground Group increased approximately $5,250,000 or 11.7%; and (4) net sales for the Mobile Asphalt Group increased approximately $10,817,000 or 17.1%. For the six months ended June 30, 2006 compared to the same period of 2005, the Company believes that the increase in the sales for all business segments related to an increase in international sales as well an increase in domestic sales related to improving domestic economic conditions and increased customer confidence.

International sales for the quarter ended June 30, 2006 compared to the same period of 2005 increased $20,426,000, or 61.7%. International sales were $53,525,000 for the quarter ended June 30, 2006 compared to $33,099,000 for the quarter ended June 30, 2005. For the quarters ended June 30, 2006 and 2005, international sales accounted for approximately 28.0% and 19.4% of net sales, respectively. International sales increased for the second quarter of 2006 compared to the same period in 2005, in the Middle East, Canada, Africa, Europe and South America while for the comparable periods international sales decreased in the West Indies, China, Japan and Korea. The Company believes the overall increased level of international sales relates to improving economic conditions in certain foreign economies and continued weakness of the U.S. dollar compared to certain foreign currencies.

International sales for the six months ended June 30, 2006 compared to the same period of 2005 increased $26,648,000, or 43.3%. International sales were $88,217,000 for the six months ended June 30, 2006 compared to $61,569,000 for the six months ended June 30, 2005. For the six months ended June 30, 2006 and 2005, international sales accounted for approximately 23.4% and 18.5% of net sales, respectively. International sales increased for the six months ended June 30, 2006 compared to the same period in 2005, in Canada, Europe the Middle East, Australia and Africa while for the comparable periods international sales decreased in the West Indies, China, Japan and Korea. The Company believes the overall increased level of international sales relates to improving economic conditions in certain foreign economies and continued weakness of the U.S. dollar compared to certain foreign currencies.

Gross profit for the three months ended June 30, 2006 increased $8,110,000 or 20.6%, to $47,403,000 from $39,293,000 for the three months ended June 30, 2005. Gross profit as a percentage of sales for the three months ended June 30, 2006 and 2005 was 24.8% and 23.0%, respectively. For the quarter ended June 30, 2006 compared to the same period in 2005, gross profit for the Asphalt Group increased from approximately $11,186,000 to approximately $12,259,000 or an increase of approximately $1,073,000 or 9.6%. This resulted in an increase in gross profit as a percentage of sales from 23.4% to 25.4% or 200 basis points for the same periods for the Asphalt Group. For the quarter ended June 30, 2006 compared to the same period in 2005, gross profit for the Aggregate and Mining Group increased from approximately $16,074,000 to approximately $19,394,000 or an increase of approximately $3,320,000 or 20.7%. This resulted in an increase in gross profit as a percentage of sales from 24.7% to 25.0% or 30 basis points for the same periods for the Aggregate and Mining Group. For the quarter ended June 30, 2006 compared to the same period in 2005, gross profit for the Mobile Asphalt Paving Group increased from approximately $7,666,000 to approximately $9,398,000 or an increase of approximately $1,732,000 or 22.6%. This resulted in an increase in gross profit as a percentage of sales from 22.1% to 24.8% or 270 basis points for the same periods for the Mobile Asphalt Paving Group. For the quarter ended June 30, 2006 compared to the same period in 2005, gross profit for the Underground Group increased from approximately $4,391,000 to approximately $6,267,000 or an increase of approximately $1,876,000 or 42.7%. This resulted in an increase in gross profit as a percentage of sales from 18.9% to 22.7% or 380 basis points for the same periods for the Underground Group. The gross profit percentage increase for the quarter ended June 30, 2006 compared to the same period of 2005 was primarily due to a favorable mix of products, including increased parts sales, price increases and the impact of the Company's cost and design initiative program implemented in 2005 that continues in 2006.

Gross profit for the six months ended June 30, 2006 increased $18,218,000 or 24.5%, to $92,543,000 from $74,325,000 for the six months ended June 30, 2005. Gross profit as a percentage of sales for the six months ended June 30, 2006 and 2005 was 24.5% and 22.4%, respectively. For the six months ended June 30, 2006 compared to the same period in 2005, gross profit for the Asphalt Group increased from approximately $21,843,000 to approximately $26,821,000 or an increase of approximately $4,978,000 or 22.8%. This resulted in an increase in gross profit as a percentage of sales from 21.6% to 25.8% or 420 basis points for the same periods for the Asphalt Group. For the six months ended June 30, 2006 compared to the same period in 2005, gross profit for the Aggregate and Mining Group increased from approximately $29,674,000 to approximately $36,604,000 or an increase of approximately $6,930,000 or 23.4%. This resulted in an increase in gross profit as a percentage of sales from 24.1% to 24.6% or 50 basis points for the same periods for the Aggregate and Mining Group. For the six months ended June 30, 2006 compared to the same period in 2005, gross profit for the Mobile Asphalt Paving Group increased from approximately $14,682,000 to approximately $18,651,000 or an increase of approximately $3,969,000 or 27.0%. This resulted in an increase in gross profit as a percentage of sales from 23.2% to 25.1% or 190 basis points for the same periods for the Mobile Asphalt Paving Group. For the six months ended June 30, 2006 compared to the same period in 2005, gross profit for the Underground Group increased from approximately $8,165,000 to approximately $10,487,000 or an increase of approximately $2,322,000 or 28.4%. This resulted in an increase in gross profit as a percentage of sales from 18.3% to 21.0% or 270 basis points for the same periods for the Underground Group. The gross profit percentage increase for the six months ended June 30, 2006 compared to the same period of 2005 was primarily due to a favorable mix of products, including increased parts sales, price increases and the impact of the Company's cost and design initiative program implemented in 2005 that continues in 2006.

Selling, general, administrative and engineering expenses for the quarter ended June 30, 2006 were $27,254,000, or 14.2% of net sales, compared to $22,650,000, or 13.3% of net sales for the quarter ended June 30, 2005, an increase of $4,604,000 or 20.3%. The increase in selling, general, administrative and engineering expenses for the three months ended June 30, 2006 compared to the same period of 2005 related primarily to an increase in personnel expenses of approximately $889,000 due to increased staffing in order to support increased sales volume. Group health insurance expense increased approximately $1,083,000 due to an increase in the utilization rate as compared to the prior year and an increase in staffing. Sales commissions increased approximately $592,000 due to increased sales volumes while travel expense, including airline tickets, rental cars, lodging and meals, increased approximately $557,000 due to increased selling efforts by the Company and cost increases by vendors in these services.

Selling, general, administrative and engineering expenses for the six months ended June 30, 2006 were $55,012,000, or 14.6% of net sales, compared to $45,621,000, or 13.7% of net sales for the six months ended June 30, 2005, an increase of $9,391,000 or 20.6%. The increase in selling, general, administrative and engineering expenses for the six months ended June 30, 2006 compared to the same period of 2005 related primarily to an increase in personnel expenses of approximately $2,567,000 due to increased staffing in order to support increased sales volume. Group health insurance expense increased approximately $1,229,000 due to an increase in the utilization rate as compared to the prior year and an increase in staffing. Profit-sharing expense increased approximately $1,157,000 and is a formula-driven amount based on the performance of the Company's subsidiaries. Sales commissions increased approximately $957,000 due to increased sales volumes. Expenses related to advertising and exhibits increased approximately $763,000 and stock option expense related to the adoption of SFAS 123R was approximately $381,000. Travel expense, including airline tickets, rental cars, lodging and meals, increased approximately $992,000 due to increased selling efforts and cost increases in these services.

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

In the second quarter of fiscal 2006, the Company recorded compensation expense related to stock options that reduced income from operations by $21,000, decreased the provision for income taxes by $6,000, decreased net income by $15,000. Basic and diluted net income per share was not impacted. Cash received from options exercised during the three months ended June 30, 2006 totaled $4,217,000 and is included in the accompanying condensed statement of cash flows as a financing activity. The excess tax benefit realized from the exercise of these options totaled $1,500,000. The stock option compensation expense was included in selling, general and administrative expenses in the accompanying condensed consolidated statement of income.

For the six months ended June 30, 2006, the Company recorded compensation expense related to stock options that reduced income from operations by $381,000, decreased the provision for income taxes by $83,000, decreased net income by $298,000 and decreased basic and diluted net income per share by $.01 each. Cash received from options exercised during the six months ended June 30, 2006 totaled $8,748,000 and is included in the accompanying condensed statement of cash flows as a financing activity. The excess tax benefit realized from the exercise of these options totaled $2,397,000. The stock option compensation expense was included in selling, general and administrative expenses in the accompanying condensed consolidated statement of income. As of June 30, 2006, no unrecognized compensation costs related to stock options remained to be expensed.

The Company adopted SFAS 123R using the modified prospective method and, consequently, the statement of operations for the quarter and six months ended June 30, 2005 have not been restated to reflect the impact of applying the provisions of SFAS 123R. Had the Company accounted for stock-based compensation according to SFAS 123R during the quarter and six months ended June 30, 2005, net income would have been reduced by approximately $331,000 and $419,000, respectively, resulting in a $0.02 and $0.01 reduction in basic and diluted earnings per share, respectively for the three months ended June 30, 2005 and a $0.02 reduction in basic and diluted earnings per share for the six month period ending June 30, 2005.

For the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005, interest expense decreased $567,000, or 57.6%, to $417,000 from $984,000. Interest expense as a percentage of net sales was 0.22% and 0.58% for the quarters ended June 30, 2006 and 2005, respectively. The decrease in interest expense for the three months ended June 30, 2006 compared to the same period of 2005 related primarily to the elimination of the Company's outstanding debt during late 2005 and no borrowings were made against the Company's line of credit in 2006. Interest expense for the three months ended June 30, 2006 related primarily to the amortization of prepaid loan fees related to the GECC credit agreement which provides availability through May 2007.

For the six months ended June 30, 2006 compared to the six months ended June 30, 2005, interest expense decreased $1,317,000, or 60.9%, to $847,000 from $2,164,000. Interest expense as a percentage of net sales was 0.22% and 0.65% for the six month periods ended June 30, 2006 and 2005, respectively. The decrease in interest expense for the six months ended June 30, 2006 compared to the same period of 2005 related primarily to the elimination of the Company's outstanding debt during late 2005 and no borrowings were made against the Company's line of credit in 2006. Interest expense for the six months ended June 30, 2006 related primarily to the amortization of prepaid loan fees related to the GECC credit agreement which provides availability through May 2007.

Other income, net was $187,000 for the quarter ended June 30, 2006 compared to other income, net of $96,000 for the quarter ended June 30, 2005, for an increase of $91,000. Other income, net for the quarters ended June 30, 2005 and 2006 consisted primarily of interest income offset by foreign currency exchange losses.

Other income, net was $482,000 for the six months ended June 30, 2006 compared to other income, net of $135,000 for the six months ended June 30, 2005, for an increase of $347,000. Other income, net for the six months ended June 30, 2005 and 2006 consisted primarily of interest income offset by foreign currency exchange losses.

For the three months ended June 30, 2006, the Company recorded income tax expense of $7,512,000, compared to income tax expense of $5,497,000 for the three months ended June 30, 2005. This resulted in effective tax rates for the quarters ended June 30, 2006 and 2005 of 37.7% and 34.9%, respectively. The increase in the effective tax rate for the three months ended June 30, 2006 compared to the same periods in 2005 is primarily due to an increase in permanent differences, such as meals and entertainment expense, as a percentage of income before income taxes.

For the six months ended June 30, 2006, the Company recorded income tax expense of $13,859,000, compared to income tax expense of $9,603,000 for the six months ended June 30, 2005. This resulted in effective tax rates for the six months ended June 30, 2006 and 2005 of 37.3% and 36.0%, respectively. The increase in the effective tax rate for the six months ended June 30, 2006 compared to the same period in 2005 is primarily due to an increase in permanent differences, such as meals and entertainment expense, as a percentage of income before income taxes.

For the three months ended June 30, 2006, the Company had net income of $12,365,000 compared to net income of $10,221,000 for the three months ended June 30, 2005 for an increase of $2,144,000 or 21.0%. Earnings per diluted share for the three months ended June 30, 2006 were $0.56 compared to earnings per diluted share for the quarter ended June 30, 2005 of $0.49 for an increase of $0.07 or 13.8%. Diluted shares outstanding for the three months ended June 30, 2006 and 2005 were 22,044,210 and 20,735,201, respectively. The increase in shares outstanding is primarily due to the exercise of stock options by employees of the Company.

For the six months ended June 30, 2006, the Company had net income of $23,262,000 compared to net income of $17,013,000 for the six months ended June 30, 2005 for an increase of $6,249,000 or 36.7%. Earnings per diluted share for the six months ended June 30, 2006 were $1.06 compared to earnings per diluted share for the six months ended June 30, 2005 of $0.83 for an increase of $0.23 or 28.0%. Diluted shares outstanding for the six months ended June 30, 2006 and 2005 were 21,975,519 and 20,575,752, respectively. The increase in shares outstanding is primarily due to the exercise of stock options by employees of the Company.

The backlog of orders at June 30, 2006 was $121,650,000 compared to $88,033,000 at June 30, 2005, for an increase of $33,617,000 or 38.2%. The increase in the backlog of orders at June 30, 2006 compared to June 30, 2005 related to an increase in domestic backlog totaling approximately $9,465,000 and an increase in international backlog of orders of approximately $24,152,000. The increase in domestic backlog at June 30, 2006 was due primarily to a $10,572,000 increase in the Asphalt Group's domestic backlog. The increase in international backlog at June 30, 2006 related primarily to increased backlog for the Company's Aggregate and Mining Group, which increased approximately $16,746,000 and Underground Group, which increased approximately $8,207,000. The Company is unable to determine whether the increase in backlog was experienced by the industry as a whole.

Liquidity and Capital Resources

The Company entered into a revolving credit facility and senior note agreement with General Electric Capital Corporation ("GECC") on May 14, 2003. During the third quarter of 2005, the Company used available cash to pay off the senior note (term loan) portion of the GECC debt early. Currently, under the amended GECC revolving credit facility which expires on May 14, 2007, maximum borrowings of $87,500,000 are based on a percentage of eligible receivables and inventory. The $87,500,000 limit includes $5,000,000 for use by the Canadian subsidiary Breaker Technology Ltd., as discussed further below. Availability under the revolving facility is adjusted monthly and interest is due in arrears. Interest rates are based on applicable index rates plus a sliding scale of applicable index margins from zero to three-fourths of one percent (0.75%), or at the option of the borrower, the LIBOR margin plus an applicable index margin from two percent (2.0%) to two and three-fourths percent (2.75%) based on a level of total funded debt ratio. Additionally, the GECC amended agreement permits the Company to hold inventory notes or customer financing of up to $4,000,000 at any time. The credit facility contains certain restrictive financial covenants relative to operating ratios and capital expenditures. As of June 30, 2006, total availability under the revolving GECC credit facility was approximately $81,855,000 and no borrowings were outstanding.

The Company was in compliance with the financial covenants under its credit facility as of June 30, 2006.

The Company's Canadian subsidiary, Breaker Technology Ltd, ("BTL") has available a credit facility issued by General Electric Capital-Canada ("GEC Canada") dated May 14, 2003 with a term of four years for $5,000,000 to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit guarantees. Interest rates are based on applicable index rates plus a sliding scale of applicable index margins from two percent (2.0%) to two and three-fourths percent (2.75%) based on a level of total funded debt ratio. At June 30, 2006, no amounts were outstanding under the credit facility but BTL did have approximately $284,000 in letter of credit guarantees under the facility. This amount is included in total letter of credit guarantees disclosed in "Note 8 - Contingent Matters". The Company is the primary guarantor to GEC Canada of payment and performance for this $5,000,000 credit facility. The term of the guarantee is equal to the related debt. The maximum potential amount of future payments the Company would be required to make under its guarantee at June 30, 2006 was $284,000.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., ("Osborn") has available a credit facility of approximately $2,791,000 (ZAR 20,000,000) to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. As of June 30, 2006, Osborn had no outstanding borrowings under the credit facility, but approximately $977,000 in performance and retention bonds were guaranteed under the facility. The facility is secured by Osborn's accounts receivable and retention balances. The available facility fluctuates monthly based upon fifty percent (50%) of Osborn's accounts receivables, retention and cash balances at the end of the prior month. As of June 30, 2006, Osborn Engineered Products had available credit under the facility of approximately $1,814,000.

Net cash provided by operating activities for the six months ended June 30, 2006 was $3,665,000 compared to net cash provided by operating activities of $14,300,000 for the six months ended June 30, 2005. The decrease in net cash provided by operating activities for the six months ended June 30, 2006 compared to the same period of 2005 relates primarily to the increase in accounts receivable and inventory, offset by increases in net income and customer deposits.

Net cash used by investing activities for the six months ended June 30, 2006 was $15,080,000 compared to net cash used by investing activities of $7,053,000, for the six months ended June 30, 2005. The increase in net cash used by investing activities for the six months ended June 30, 2006 compared to the same period of 2005 relates primarily to an increase in capital expenditures during the six months ended June 30, 2006 compared to the same period in 2005. Capital expenditures for the six months ended June 30, 2006 were $15,108,000 compared to $7,104,000 for the six months ended June 30, 2005.

Net cash provided by financing activities for the six months ended June 30, 2006 was $11,123,000 compared to net cash used by financing activities of $4,844,000 for the six months ended June 30, 2005. The increase in net cash provided by financing activities for the six months ended June 30, 2006 compared to the same period of 2005 relates primarily to proceeds from the exercise of stock options by Company employees in 2006 and repayments of debt during 2005.

The Company believes that its current working capital, cash flows generated from future operations and available capacity remaining under its credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements through June 30, 2007.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2006, the Company's Chief Executive Officer and Chief Financial Officer concluded that because the material weakness in the Company's internal controls over the financial reporting described in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 has not been fully remedied, the Company did not maintain effective disclosure controls and procedures to provide reasonable assurance of the achievement of the objectives described above.

Changes in Internal Control over Financial Reporting

Management, with oversight of the Audit Committee of the Board of Directors, has been addressing the material weakness disclosed in the Company's 2005 Form 10-K and is committed to effectively remediating the underlying significant deficiencies in internal controls. Although the Company's remediation efforts are well underway, these significant deficiencies will not be considered remediated until the new internal controls over financial reporting are fully implemented and operational for a period of time and are successfully tested, and management concludes that these controls are operating effectively. The Company's Chief Executive Officer and Chief Financial Officer have therefore concluded that there have been no changes made in the Company's internal controls over financial reporting in connection with its six-month period ended June 30, 2006 evaluation that would materially affect, or are reasonably likely to affect, its internal control over financial reporting. The current status of the Company's remediation efforts related to the significant deficiencies identified at Astec Underground, Inc. is as follows:

     1. Improvements to Steel Inventory Control- (a) The perpetual inventory procedure for the issuance of steel into production has been changed from relieving steel inventory late in the manufacturing process ("back flushing") to now issuing steel into production at the time it is used. This allows for easier and more accurate cycle counts of steel inventory; (b) The Company's prior practice of taking a full physical inventory once a year has been modified to include monthly physical counts of steel plate inventory and test counting of other steel inventory. Further refinements to the perpetual inventory procedures are continuing to be made; (c) Cycle count procedures are being modified to improve accuracy of our perpetual inventory to include using ABC classifications of inventory to obtain a higher dollar value of count coverage and improve the accuracy of the overall inventory valuation; (d) Bills of materials have been and are continuing to be reviewed for accuracy and corrections have been made as needed to improve the accuracy of the relief of inventory usage; (e) A new procedure has been developed whereby all inventory adjustments are reported and reviewed monthly for accuracy; and f) Further enhancements to the way Underground's ERP (Enterprise Resource Planning) system is utilized, including MRPII (Manufacturing Resource Planning II) and control of finished goods in the Utility product line are being implemented. Additional cycle counts procedures and the use of scanners are also being implemented to improve the overall accuracy of inventory control efforts.

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

     3. Journal Entry Authorization- Improved procedures are now in place to ensure that all journal entries posted are properly authorized including: (a) documented review of all journal entries entered; (b) comparison of journal entries entered to a revised journal entry checklist; (c) review of accounting support documents to ensure that all reviews are properly documented and that all required reconciliations have been prepared and properly approved. Additionally, one individual in the accounting department has been assigned the responsibility to ensure that all supporting documents are properly approved and filed. The formal documentation of all revised procedures and controls is currently in process.

     4. Monitoring Controls- The process of fully documenting controls and the development of the process of monitoring the significant controls is currently in process.

Transition of Business and Financial Systems

During 2005, the Company's Telsmith subsidiary completed the process of installing the general ledger, purchasing, sales, production, product development and customer resource modules of a new ERP computer system as part of a phased implementation schedule. Additional refinements to the modules related to production, product development and customer resource management are scheduled for installation during the third quarter of 2006. The new systems installed were subjected to testing prior to and after installation and are functioning to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have not experienced any significant difficulties to date in connection with the implementation or operations of the new systems.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the legal proceedings previously reported by the registrant since the filing of its Annual Report on Form 10-K for the year ended December 31, 2005. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies" in Part I - Item 2 of this Report.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2005 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 6. Exhibits

Exhibit No.	Description
10.1

Ninth Amendment to the Credit Agreement, dated May 18, 2006, among Astec Industries, Inc., Astec, Inc., Heatec, Inc., CEI Enterprises, Inc., Astec Systems, Inc., Telsmith, Inc., Kolberg-Pioneer, Inc., Johnson Crushers International, Inc., Breaker Technology, Inc., Astec Mobile Screens, Inc., Carlson Paving Products, Inc., Roadtec, Inc., Astec Underground, Inc., American Augers, Inc., Astec Holdings, Inc., AI Development Group, Inc., AI Enterprises, Inc., RI Properties, Inc., TI Services, Inc., Astec Investments, Inc., and General Electric Capital Corporation.

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

Items 2, 3, 4, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTEC INDUSTRIES, INC. (Registrant)

Date August 9, 2006	/s/ J. Don Brock
J. Don Brock Chairman of the Board and President

Date August 9, 2006	/s/ F. McKamy Hall
F. McKamy Hall Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

10.1

Ninth Amendment to the Credit Agreement, dated May 18, 2006, among Astec Industries, Inc., Astec, Inc., Heatec, Inc., CEI Enterprises, Inc., Astec Systems, Inc., Telsmith, Inc., Kolberg-Pioneer, Inc., Johnson Crushers International, Inc., Breaker Technology, Inc., Astec Mobile Screens, Inc., Carlson Paving Products, Inc., Roadtec, Inc., Astec Underground, Inc., American Augers, Inc., Astec Holdings, Inc., AI Development Group, Inc., AI Enterprises, Inc., RI Properties, Inc., TI Services, Inc., Astec Investments, Inc., and General Electric Capital Corporation.

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