Form 10-Q
period 2006-09-30
ASTEC INDUSTRIES INC
filed 2006-11-09
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-14714

Astec Industries, Inc. (Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-0873631 (I.R.S. Employer Identification No.)

1725 Shepherd Road, Chattanooga, Tennessee (Address of principal executive offices)	37421 (Zip Code)

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, par value $0.20	Outstanding at October 30, 2006 21,644,920

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements
Astec Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)
	September 30, 2006 (Unaudited)	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$34,299	$22,598
Trade receivables, net	66,933	50,854
Other receivables	1,787	2,541
Inventories	151,437	135,503
Prepaid expenses and other	2,861	7,319
Deferred income tax assets	8,857	7,213
Total current assets	266,174	226,028
Property and equipment, net	109,401	96,114
Goodwill	19,639	19,361
Other assets	5,634	5,080
Total assets	$400,848	$346,583
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable - trade	$39,343	$39,775
Accrued product warranty	7,154	5,666
Customer deposits	13,425	12,063
Accrued payroll and related liabilities	2,670	2,616
Accrued loss reserves	7,621	6,454
Income taxes payable	5,073	2,461
Other accrued liabilities	22,465	19,013
Total current liabilities	97,751	88,048
Deferred income tax liabilities	5,293	4,651
Accrued retirement benefit costs	4,536	5,110
Other non-current liabilities	5,235	5,440
Minority interest in consolidated subsidiary	635	592
Total shareholders' equity	287,398	242,742
Total liabilities and shareholders' equity	$400,848	$346,583

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$ 171,470	$ 149,103	$ 548,455	$ 481,551
Cost of sales	130,453	115,911	414,896	374,034
Gross profit	41,017	33,192	133,559	107,517
Selling, general, administrative and engineering expenses	25,295	23,400	80,307	69,020
Gain on sale of real estate, net of real estate impairment charge	-	6,531	-	6,531
Income from operations	15,722	16,323	53,252	45,028
Interest expense	421	1,353	1,268	3,518
Other income, net of expense	570	56	1,052	191
Income before income taxes and minority interest in earnings	15,871	15,026	53,036	41,701
Income taxes	5,807	4,938	19,666	14,541
Income before minority interest in earnings	10,064	10,088	33,370	27,160
Minority interest in earnings	38	29	82	88
Net income	$ 10,026	$ 10,059	$ 33,288	$ 27,072

Earnings per common share
Net income:
Basic	$ 0.47	$ 0.49	$ 1.56	$ 1,34
Diluted	$ 0.46	$ 0.47	$ 1.52	$ 1.30
Weighted average common shares outstanding:
Basic	21,520,512	20,523,622	21,383,889	20,146,240
Diluted	21,927,051	21,239,420	21,960,133	20,799,050

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)
	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$ 33,288	$ 27,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,686	8,056
Provision for doubtful accounts	457	226
Provision for inventory reserve	2,827	2,427
Provision for warranty reserve	9,318	8,033
Real estate impairment charge	-	1,183
Deferred compensation provision (benefit)	(864)	1,350
Stock-based compensation	470	-
Excess tax benefit from stock-based compensation	(2,639)	-
Deferred income tax benefit	(530)	(269)
Gain on sale and disposition of fixed assets	(21)	(60)
Gain on sale of assets held for sale	-	(7,714)
Minority interest in earnings of subsidiary	(82)	(29)
(Increase) decrease in:
Trade and other receivables	(15,752)	(15,080)
Inventories	(18,762)	(4,523)
Prepaid expenses and other	4,729	4,670
Other non-current assets	(1,073)	(242)
Increase (decrease) in:
Accounts payable	(432)	907
Accrued product warranty	(7,830)	(7,001)
Customer deposits	1,362	(2,017)
Income taxes payable	5,252	6,012
Accrued loss reserves	1,167	408
Other accrued liabilities	3,481	630
Other	-	133
Net cash provided by operating activities	23,052	24,172

Cash flows from investing activities:
Proceeds from sale of property and equipment	916	90
Proceeds from sale of assets held for sale	-	12,428
Cash paid for acquisition of minority shares of subsidiary	(197)	(19)
Cash received from sale of minority shares of subsidiary	288	-
Expenditures for property and equipment	(23,102)	(9,321)
Net cash provided (used) by investing activities	(22,095)	3,178

Cash flows from financing activities:
Net repayments under revolving credit agreement	-	(8,517)
Repayments under loan and note agreements	-	(19,467)
Excess tax benefit from stock-based compensation	2,639	-
Contribution to Company supplemental executive retirement plan	(319)	(285)
Proceeds from issuance of common stock	9,201	14,079
Net cash provided (used) by financing activities	11,521	(14,190)
Effect of exchange rate changes on cash	(777)	(294)
Net increase in cash and cash equivalents	11,701	12,866
Cash and cash equivalents at beginning of period	22,598	8,349
Cash and cash equivalents at end of period	$ 34,299	$ 21,215

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity
For the Nine Months Ended September 30, 2006
Amounts in thousands, except shares

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Company Shares Held by SERP	Total Shareholders' Equity
Balance December 31, 2005	21,177,352	$ 4,235	$ 79,723	$ 158,073	$ 2,605	$ (1,894)	$ 242,742
Net income				33,288			33,288
Foreign currency translation adjustment					(956)		(956)
Stock incentive plan expense, gross			470				470
Change in minority ownership of subsidiary					(2)		(2)
Exercise of stock options and stock to directors, including tax benefits	466,568	94	11,747				11,841
SERP transactions, net			194			(179)	15
Balance, September 30, 2006	21,643,920	$ 4,329	$ 92,134	$ 191,361	$ 1,647	$ (2,073)	$ 287,398

See Notes to Unaudited Condensed Consolidated Financial Statements

ASTEC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Astec Industries, Inc. and subsidiaries Annual Report on Form 10-K for the year ended December 31, 2005.

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs" ("SFAS 151"). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing", to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 effective January 1, 2006. The adoption of SFAS 151 did not have a significant impact on the Company's consolidated financial statements.

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the "Jobs Creation Act"). The Jobs Creation Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Jobs Creation Act also provides for a two-year phase-out ending January 1, 2007 (except for certain pre-existing binding contracts) of the existing Extraterritorial Income (ETI) exclusion tax benefit for foreign sales, which the World Trade Organization (WTO) ruled, was an illegal export subsidy. The European Union (EU) believes that the Jobs Creation Act fails to adequately repeal the illegal export subsidies because of the transitional provisions and has asked the WTO to review whether these transitional provisions are in compliance with their prior ruling. It is not possible to predict what impact this issue will have on future earnings pending the final resolution of this matter.

On December 21, 2004, FASB Staff Position (FSP) FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes" ("FAS 109-1"), to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, was issued. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of this deduction is reported in the period in which the deduction is claimed on our tax return beginning with the Company's 2005 return. The Company has incorporated the expected impact of the new act ($200,000 in 2005 and $300,000 in the first three quarters of 2006) in its 2005 and 2006 tax provisions.

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

In June 2006, the FASB ratified Emerging Issues Talk Force ("EITF") Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)". This statement allows companies to present in their statements of income any taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between a seller and a customer, such as sales, use, value-added and some excise taxes, on either a gross (included in revenue and costs) or a net (excluded from revenue) basis. This standard will be effective in interim periods and fiscal years beginning after December 15, 2006. The Company presents these transactions on a net basis, and therefore the adoption of this standard will have no impact on the Company's financial position and results of operations.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which provides guidance on how to measure assets and liabilities that use fair value. FSAS No. 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and the Company will begin applying its provisions effective January 1, 2008. The Company has not yet determined the impact, if any, that the adoption of this statement will have on the Company's financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No.108"). SAB No. 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years' financial statements. The Company will initially apply the provisions of SAB No. 108 in connection with the preparation of its annual financial statements for the year ended December 31, 2006. The Company does not expect the adoption of this bulletin will have a material impact on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132R" (" SFAS No. 158"). SFAS No. 158 requires companies to (1) recognize as an asset or liability, the overfunded or underfunded status of defined pension and other postretirement benefit plans; (2) recognize changes in the funded status through other comprehensive income in the year in which the changes occur; (3) measure the funded status of defined pension and other postretirement benefit plans as of the date of the company's fiscal year-end; and (4) provide enhanced disclosures. The provisions of SFAS No. 158 are effective for the Company's year-ending December 31, 2006. The Company is in the process of evaluating the impact that SFAS No. 158 will have on the Company's financial statements.

Note 2. Stock-based Compensation

Under terms of the Company's stock option plans, officers and certain other employees may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. The Company has reserved shares of common stock for exercise of outstanding non-qualified options and incentive options of officers and employees of the Company and its subsidiaries at prices determined by the Board of Directors. In addition, a Non-employee Directors Stock Incentive Plan has been established to allow non-employee directors to have a personal financial stake in the Company through an ownership interest. Directors may elect to receive their compensation in cash, common stock, deferred stock or stock options. Options granted under the Non-employee Directors Stock Incentive Plan and the Executive Officer Annual Bonus Equity Election Plan vest and become fully exercisable immediately. Generally, other options granted vest over 12 months. All stock options have a ten-year term. The shares reserved under the various stock option plans are as follows: (1) 1998 Long-term Incentive Plan - 1,235,696, (2) Executive Officer Annual Bonus Equity Election Plan - 16,892 and (3) 1998 Non-employee Directors Stock Plan - 16,290.

In August 2006, the Compensation Committee of the Board of Directors implemented a five-year plan to award key members of management restricted stock units each year. The details of the plan were formulated under the 2006 Incentive Plan approved by the Company's shareholders in their annual meeting held in April, 2006. The plan allows up to 511,000 shares to be granted to employees over the next five years. Units granted each year will be determined based upon individual subsidiaries and consolidated annual financial performance. Each award will vest at the end of five years from the date of grant, or at the time a recipient reaches age 65, if earlier. No awards have been granted to date, but based upon current estimated performance for 2006, management estimates that 62,500 will be granted in March, 2007. Compensation expense of $89,000 has been recorded in the third quarter of 2006 to reflect the fair value of the 62,500 shares amortized over the vesting period. The fair value of the restricted stock units was $25.25 per share at September 30, 2006.

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

For the nine month period ended September 30, 2006, the Company recorded compensation expense related to stock options that reduced income from operations by $381,000, decreased the provision for income taxes by $83,000, and decreased net income by $298,000. All of this expense was recorded in the first two quarters of 2006. This resulted in a $.01 and $.01 reduction in basic and fully diluted earnings per share, respectively, for the nine months ended September 30, 2006. Cash received from options exercised during the three and nine month periods ended September 30, 2006 totaled $190,000 and $8,938,000, respectively, and is included in the accompanying condensed consolidated statement of cash flows as a financing activity. The excess tax benefit realized from the exercise of these options totaled $243,000 and $2,639,000 for the three and nine month periods ended September 30, 2006. The stock option compensation expense was included in selling, general and administrative expenses in the accompanying condensed consolidated statement of income. As of September 30, 2006, there is no unrecognized compensation costs related to stock options previously granted.

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

The amounts shown below, except EPS, are in thousands:
	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$ 10,059	$ 27,072
Stock compensation expense under SFAS 123, net of tax benefit, less tax benefit from disqualifying dispositions of stock options	83	(336)
Proforma net income	$ 10,142	$ 26,736

Basic earnings per share, as reported	$ 0.49	$ 1.34
Proforma basic earnings per share	$ 0.49	$ 1.33

Diluted earnings per share, as reported	$ 0.47	$ 1.30
Proforma diluted earnings per share	$ 0.48	$ 1.29

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

A summary of the Company's stock option activity and related information for the nine months ended September 30, 2006 follows:
	Options	Weighted Average Exercise Price	Remaining Contractual Life	Intrinsic Value
Options outstanding at December 31, 2005	1,737,429	$ 21.51
Options granted at market price	1,311	29.44
Options forfeited	(4,900)	19.74
Options exercised	(464,962)	19.22
Options outstanding at September 30, 2006	1,268,878	22.36	4.2 Years	$3,664,000
Options exercisable at September 30, 2006	1,268,878	$ 22.36	4.2 Years	$3,664,000

The weighted average grant-date fair value of options granted during the three months ended September 30, 2006 and 2005 was $11.40 and $13.93, respectively. The weighted average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $16.02 and $9.60, respectively. The total fair value of stock options that vested during the three months ended September 30, 2006 and 2005 was $7,000 and $5,000, respectively. The total fair value of stock options that vested during the nine months ended September 30, 2006 and 2005 was $2,146,000 and $119,000, respectively. The total intrinsic value of stock options exercised during the three months ended September 30, 2006 and 2005 was $609,000 and $10,518,000, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005 was $7,803,000 and $12,022,000, respectively.

Note 3. Receivables

Receivables are net of allowance for doubtful accounts of $1,894,000 and $1,877,000 as of September 30, 2006 and December 31, 2005, respectively.

Note 4. Inventories

Inventories are stated at the lower of first-in, first-out cost or market and consist of the following:

	(in thousands)
	September 30, 2006	December 31, 2005
Raw Materials	$ 75,844	$ 65,820
Work-in-Process	36,305	28,602
Finished Goods	29,677	29,702
Used Equipment	9,611	11,379
Total	$ 151,437	$ 135,503

Note 5. Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with SFAS No. 128 and SFAS No. 123(R). Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities.

The following table sets forth the computation of basic and diluted earnings per share:
	Thee Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net income	$ 10,026,000	$ 10,059,000	$ 33,288,000	$ 27,072,000
Denominator:
Denominator for basic earnings per share	21,520,512	20,523,622	21,383,889	20,146,240
Effect of dilutive securities:
Employee stock options	287,427	599,527	459,850	534,696
Supplemental Executive Retirement Plan	119,112	116,271	116,394	118,114
Denominator for diluted earnings per share	21,927,051	21,239,420	21,960,133	20,799,050

Net income per share:
Basic	$ 0.47	$ 0.49	$ 1.56	$ 1,34
Diluted	$ 0.46	$ 0.47	$ 1.52	$ 1.30

Options totaling approximately 673,000 and 507,000 for the three months ended September 30, 2006 and 2005, respectively, were antidilutive and were therefore not included in the diluted earnings per share computation. Options totaling approximately 225,000 and 930,000 for the nine months ended September 30, 2006 and 2005, respectively, were antidilutive and were therefore not included in the diluted earnings per share computation.

Note 6. Property and Equipment

Property and equipment is stated at cost, less any required impairment charge. Property and equipment is net of accumulated depreciation of $107,867,000 and $101,202,000 as of September 30, 2006 and December 31, 2005, respectively.

Note 7. Comprehensive Income

Total comprehensive income for the three and nine month periods ended September 30, 2006 was $9,311,000 and $32,330,000, respectively. Total comprehensive income for the three and nine month periods ended September 30, 2005 was $11,106,000 and $26,825,000, respectively.

The components of comprehensive income for the periods indicated are set forth below:
	(in thousands) Three Months Ended September 30,		(in thousands) Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$10,026	$10,059	$33,288	$27,072
Net increase in accumulated fair value of derivative financial instruments	-	-	-	134
Increase in minority interest ownership of subsidiary	(2)	-	(2)	-
Increase (decrease) in foreign currency translation	(713)	1,047	(956)	(381)
Total comprehensive income	$ 9,311	$ 11,106	$32,330	$26,825

Note 8. Contingent Matters

Certain customers have financed purchases of Astec products through arrangements in which the Company is contingently liable for customer debt of approximately $7,610,000 and for residual value guarantees aggregating approximately $147,000 at September 30, 2006 and contingently liable for customer debt of approximately $10,185,000 and for residual value guarantees aggregating approximately $315,000 at December 31, 2005. The Company's credit facility with General Electric Capital Corporation dated May 14, 2003 limits contingent liabilities or guaranteed indebtedness created after May 14, 2003 to an aggregate total of $5,000,000 at any time, or to $2,000,000 for any one customer. As of September 30, 2006, guaranteed indebtedness created under the current loan agreement dated May 14, 2003 was $407,000. At September 30, 2006, the maximum potential amount of future payments under these guarantees for which the Company would be liable is equal to $7,757,000. The Company does not believe it will be called on to fulfill any of these contingencies, and therefore the carrying amounts on the consolidated balance sheets of the Company for these contingent liabilities are zero.

In addition, the Company is contingently liable under letters of credit of approximately $6,902,000. Under the Company's credit facility, the terms of letters of credit are limited to one year. Under the credit facility of the Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., the Company is contingently liable for approximately $1,820,000 in performance and retention bonds. As of September 30, 2006, the maximum potential amount of future payments under these letters of credit and bonds for which the Company could be liable is approximately $8,722,000.

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
	(in thousands) Three Months Ended September 30, 2006
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales from external customers	$ 45,076	$ 69,083	$ 28,961	$ 28,350	$ -	$ 171,470
Intersegment sales	2,705	1,461	806	844	-	5,816
Gross profit (loss)	11,160	16,688	5,989	7,200	(20)	41,017
Gross profit percent	24.8%	24.2%	20.7%	25.4%	-	23.9%
Segment profit (loss)	$ 5,939	$ 7,562	$ 2,029	$ 2,889	$(8,188)	$ 10,231

	(in thousands) Nine Months Ended September 30, 2006
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales from external customers	$ 149,026	$ 217,942	$ 103,199	$ 78,288	$ -	$ 548,455
Intersegment sales	8,071	7,706	2,891	2,671	-	21,339
Gross profit (loss)	37,981	53,292	24,641	17,687	(42)	133,559
Gross profit percent	25.5%	24.5%	23.9%	22.6%	-	24.4%
Segment profit (loss)	$ 20,722	$ 24,729	$ 12,125	$ 5,328	$(29,347)	$ 33,557

	(in thousands) Three Months Ended September 30, 2005
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales from external customers	$ 34,962	$ 63,262	$ 27,964	$ 22,915	$ -	$ 149,103
Intersegment sales	2,198	7,675	545	15	-	10,433
Gross profit (loss)	7,749	15,278	6,380	3,809	(24)	33,192
Gross profit percentage	22.2%	24.2%	22.8%	16.6%	-	22.3%
Segment profit (loss)	$ 2,223	$ 6,361	$ 3,235	$ 7,538	$(9,303)	$ 10,054

	(in thousands) Nine Months Ended September 30, 2005
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales from external customers	$ 136,286	$ 186,277	$ 91,384	$ 67,604	$ -	$ 481,551
Intersegment sales	8,140	17,037	2,295	34	1,098	28,604
Gross profit (loss)	29,592	44,952	21,062	11,974	(63)	107,517
Gross profit percentage	21.7%	24.1%	23.0%	17.7%	-	22.3%
Segment profit (loss)	$ 14,262	$ 19,046	$ 10,328	$ 8,442	$(24,940)	$ 27,138

Reconciliation of the reportable segment totals for profit or loss to the Company's consolidated totals is as follows:
	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total profit for reportable segments	$ 10,231	$ 10,054	$ 33,557	$ 27,138
Minority interest in earnings	(38)	(29)	(82)	(88)
Recapture (elimination) of intersegment profit	(167)	34	(187)	22
Consolidated net income	$ 10,026	$ 10,059	$ 33,288	$ 27,072

Note 10. Seasonality

Based upon historical results of the past several years and expected results for this year, seventy-eight percent (78%) to seventy-nine percent (79%) of the Company's business volume typically occurs during the first nine months of the year. During the usual seasonal trend, the first three quarters of the year are the Company's stronger quarters for business volume, with the fourth quarter normally being the weakest quarter.

Note 11. Financial Instruments

For the three and nine month periods ended September 30, 2006, the Company had no Other Comprehensive Income (OCI) amortized through interest expense. For the three and nine month periods ended September 30, 2005, the Company had OCI amortized through interest expense of approximately $0 and $134,000, respectively. Monthly amortization of OCI through interest expense was approximately $38,000 through March 2005 with the balance of $19,000 being amortized in April 2005.

Note 12. Goodwill

At September 30, 2006 and December 31, 2005, the Company had unamortized goodwill in the amount of $19,639,000 and $19,361,000, respectively.

The changes in the carrying amount of goodwill by operating segment for the periods ended September 30, 2006 are as follows:
	Asphalt Group	Aggregate and Mining Group	(in thousands) Mobile Asphalt Paving Group	Underground Group	Total
Balance December 31, 2005	$ 1,157	$ 16,558	$ 1,646	$ -	$ 19,361
Foreign currency translation	-	11	-	-	11
Balance March 31, 2006	1,157	16,569	1,646	-	19,372
Foreign currency translation	-	323	-	-	323
Balance June 30, 2006	1,157	16,892	1,646	-	19,695
Foreign currency translation	-	(56)	-	-	(56)
Balance September 30, 2006	$ 1,157	$ 16,836	$ 1,646	$ -	$ 19,639

Note 13. Long-term Debt

The Company entered into a revolving credit facility and senior note agreement with General Electric Capital Corporation ("GECC") on May 14, 2003. During the third quarter of 2005, the Company used available cash to pay off the senior note (term loan) portion of the GECC debt early. Currently, under the amended GECC revolving credit facility, which expires on May 14, 2007, maximum borrowings of $87,500,000 are based on a percentage of eligible receivables and inventory. The $87,500,000 limit includes $5,000,000 for use by the Canadian subsidiary Breaker Technology Ltd., as discussed further below. Availability under the revolving facility is adjusted monthly and interest is due in arrears. Interest rates are based on applicable index rates plus a sliding scale of applicable index margins from zero to three-fourths of one percent (0.75%), or at the option of the borrower, the LIBOR margin plus an applicable index margin from two percent (2.0%) to two and three-fourths percent (2.75%) based on a level of total funded debt ratio. Additionally, the GECC amended agreement permits the Company to hold inventory notes or customer financing of up to $4,000,000 at any time. The credit facility contains certain restrictive financial covenants relative to operating ratios and capital expenditures. As of September 30, 2006, net availability under the revolving GECC credit facility was approximately $79,907,000 and no borrowings were outstanding.

The Company was in compliance with the financial covenants under its credit facility as of September 30, 2006.

The Company's Canadian subsidiary, Breaker Technology Ltd, ("BTL") has available a credit facility issued by General Electric Capital-Canada ("GEC Canada") dated May 14, 2003, with a term of four years for $5,000,000 to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit guarantees. Interest rates are based on applicable index rates plus a sliding scale of applicable index margins from two percent (2.0%) to two and three-fourths percent (2.75%) based on a level of total funded debt ratio. At September 30, 2006, BTL did not have any outstanding balance under the credit facility but did have approximately $389,000 in letter of credit guarantees under the facility. This amount is included in total letter of credit guarantees disclosed in "Note 8 - Contingent Matters" above. The Company is the primary guarantor to GEC Canada of payment and performance for this $5,000,000 credit facility. The term of the guarantee is equal to the related debt. The maximum potential amount of future payments the Company would be required to make under its guarantee at September 30, 2006 is $389,000.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., ("Osborn") has available a credit facility of approximately $2,578,000 (ZAR 20,000,000) to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. As of September 30, 2006, Osborn had no outstanding borrowings under the credit facility, but approximately $1,820,000 in performance and retention bonds were guaranteed under the facility. The facility is secured by Osborn's account receivables and retention balances. The available facility fluctuates monthly based upon fifty percent (50%) of Osborn's accounts receivables, retention and cash balances at the end of the prior month. As of September 30, 2006, Osborn Engineered Products had available credit under the facility of approximately $758,000.

Note 14. Product Warranty Reserves

Changes in the Company's product warranty liability for the three and nine month periods ended September 30, 2006 and 2005 are as follows:
	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Reserve balance at the beginning of the period	$ 7,036	$ 5,425	$ 5,666	$ 4,789
Warranty liabilities accrued during the period	2,751	2,616	9,318	8,033
Warranty liabilities settled during the period	(2,633)	(2,220)	(7,830)	(7,001)
Reserve balance at the end of the period	$ 7,154	$ 5,821	$ 7,154	$ 5,821

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

Note 15. Post Retirement Benefits

The Company expects to contribute approximately $700,000 to its pension plan and $170,000 to its post-retirement benefit plan during 2006. Approximately $568,000 of the contribution was paid to the pension plan and approximately $158,000 was paid for post-retirement benefits during the nine months ended September 30, 2006.

The components of net periodic pension cost and post-retirement benefit cost for the nine months ended September 30, 2006 and 2005 are as follows:
	(in thousands)
	Pension Benefit		Post-Retirement Benefits
	2006	2005	2006	2005
Service cost	$ -	$ -	$ 46	$ 83
Interest cost	408	402	43	75
Expected return on assets	(410)	(387)	-	-
Amortization of transitional obligation	-	-	25	25
Amortization of prior service cost	-	-	(4)	(4)
Amortization of net (gain) loss	103	72	(59)	(23)
Net periodic benefit cost	$ 101	$ 87	$ 51	$ 156

In May 2004, the FASB issued FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-2") which provides authoritative guidance on accounting for the Medicare Act. The Medicare Act provides for a possible federal subsidy of certain prescription drug claims for sponsors of retiree health care plans with drug benefits, beginning in 2006. The Company has determined that the Company's two post-retirement medical insurance plans, which provide prescription drug benefits, will not be entitled to the federal subsidy under the Medicare Act. Therefore, the application of the provisions of FSP No. 106-2 did not have a significant impact on the Company's consolidated financial statements.

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

Note 17. Other Income, net of expense

For the three months ended September 30, 2006 and 2005, the Company had other income, net of expenses, totaling $570,000 and $56,000, respectively. For the nine months ended September 30, 2006 and 2005, the Company had other income, net of expenses, totaling $1,052,000 and $191,000, respectively. Major items comprising the net totals for the periods are as follows:
	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income	$ 518	$ 248	$ 1,018	$ 451
Gain (loss) on foreign currency transactions	10	(133)	(234)	(116)
Other	42	(59)	268	(144)
Total	$ 570	$ 56	$ 1,052	$ 191

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words, "believes," "anticipates," "intends," and "expects" and similar expressions. Such forward-looking statements include, without limitation, statements regarding the Company's expected sales during 2006, the Company's expected effective tax rates for 2006, the Company's expected capital expenditures in 2006, the expected benefit of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through September 30, 2007, the impact of the enactment of SAFTEA-LU, the Company's backlog levels, changes in the economic environment as it affects the Company, the timing and impact of changes in the economy, the market confidence of customers and dealers, the Company's general liability insurance coverage for product liability and other similar tort claims, the Company being called upon to fulfill certain contingencies, the expected contributions by the Company to its pension plan, its post-retirement plan and other benefits, the rise of interest rates and the impact of such rise on the financial results of the Company, changes in the prices of steel and oil, the change in the level of the Company's presence in international markets, the impact of SFAS 123R, the impact of research and development tax credits if approved by Congress and the ultimate outcome of the Company's current claims and legal proceedings.

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

Overview

The Company is a leading manufacturer and marketer of construction equipment. The Company's businesses:

  design, engineer, manufacture and market equipment that is used in road building, from quarrying and crushing the aggregate, to preparing and paving the road surface;

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

The public sector spending described above is needed to fund road, bridge and mass transit improvements. Unquestionably, the Company believes that increased funding is needed to restore the nation's highways to a quality level required for safety, fuel efficiency and mitigation of congestion. In the Company's opinion, amounts needed are significantly above amounts proposed, and funding mechanisms such as the federal usage fee per gallon of gasoline, which has not been increased in twelve years, should be increased along with other measures to generate the funds needed.

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and its impact on customers' purchase decisions and the price of steel may each affect the Company's financial performance. Economic downturns, like the one experienced from 2001 through 2003, generally result in decreased purchasing by the Company's customers, which, in turn, causes reductions in sales and increased pricing pressure on the Company's products. Rising interest rates also typically have the effect of negatively impacting customers' attitudes toward purchasing equipment. The Company believes interest rates may rise during the year, but it does not expect such increases to have a material impact on the financial results of the Company. In addition, significant portions of the Company's revenues are related to the sale of equipment that produces asphalt mix. A major component of asphalt is oil. A rise in the price of oil increases the cost of providing asphalt, which could likely decrease demand for asphalt, and therefore decrease demand for certain Company products. Steel is a major component in the Company's equipment. As steel prices increased during 2004, the cost of manufactured parts, as well as the costs of purchased parts and components, also increased. Steel prices abated somewhat during 2005 but remain at historically high levels. The Company has instituted price increases in response to rising steel prices, purchased parts and component prices. If the Company is not able to raise the prices of its products enough to cover the increased costs of goods, the Company's financial results will be negatively affected. The Company believes that steel prices will be relatively flat during the remainder of 2006 and into 2007. In addition, although oil prices have recently retreated from record highs experienced earlier this year, the Company expects oil prices to remain volatile during the balance of 2006 and into 2007. The Company's customers appear to be adapting their prices in response to the fluctuating oil prices and the fluctuations do not appear to be significantly impairing the equipment purchases by them at this time. In addition to the factors stated above, many of the Company's markets are highly competitive, and its products compete worldwide with a number of other manufacturers and distributors that produce and sell similar products.

The price of oil could have a significant impact on liquid asphalt prices as well as domestic and foreign economies which could result in increased volatility and a lack of economic visibility. The Company believes that, based on its backlog and customer activity, the economic environment as it impacts the Company will continue to remain strong. The Company also believes that SAFETEA-LU will result in sustained or increased federal availability of highway funds and such funding should have a positive impact on customers' attitudes toward purchasing new equipment. The 2007 federal funding proposals recently approved by the Senate Appropriation Committee and the House each provide for the largest funding level in history. In addition, the Company believes that an improving economy should increase state highway funding revenues and private commercial projects.

Results of Operations

For the three months ended September 30, 2006, net sales increased $22,367,000, or 15.0%, to $171,470,000 from $149,103,000 for the three months ended September 30, 2005. Sales are generated primarily from new equipment purchases made by customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development. For the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005, (1) net sales for the Asphalt Group increased approximately $10,114,000 or 28.9%; (2) net sales for the Aggregate and Mining Group increased approximately $5,821,000 or 9.2%; (3) net sales for the Underground Group increased approximately $5,435,000 or 23.7%; and (4) net sales for the Mobile Asphalt Group increased approximately $997,000 or 3.6%. Parts sales for the quarter ended September 30, 2006 were $40,239,000 compared to $35,642,000 for the quarter ended September 30, 2005, for an increase of $4,597,000 or 12.9%. For the quarter ended September 30, 2006 compared to the same period of 2005, the increase in sales for all business segments related to a significant increase in international sales. Domestic sales accounted for 65.8% and international sales 34.2% of the third quarter revenues of 2006 compared to 80.5% for domestic sales and 19.5% for international sales for the third quarter of 2005.

For the nine months ended September 30, 2006, net sales increased $66,904,000, or 13.9%, to $548,455,000 from $481,551,000 for the nine months ended September 30, 2005. For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, (1) net sales for the Asphalt Group increased approximately $12,740,000 or 9.3%; (2) net sales of the Aggregate and Mining Group increased approximately $31,665,000 or 17.0%; (3) net sales for the Underground Group increased approximately $10,684,000 or 15.8%; and (4) net sales for the Mobile Asphalt Group increased approximately $11,815,000 or 12.9%. For the nine months ended September 30, 2006 compared to the same period of 2005, the increase in the sales for all business segments related primarily to an increase in international sales. Domestic sales accounted for 73.2% and international sales 26.8% of revenues during the nine months ended September 30, 2006 compared to 81.2% for domestic sales and 18.8% for international sales during the nine months ended September 30, 2005.

International sales for the quarter ended September 30, 2006 compared to the same period of 2005 increased $29,617,000, or 102.1%. International sales were $58,619,000 for the quarter ended September 30, 2006 compared to $29,002,000 for the quarter ended September 30, 2005. For the quarters ended September 30, 2006 and 2005, international sales accounted for approximately 34.2% and 19.5% of net sales, respectively. International sales increased for the third quarter of 2006 compared to the same period in 2005, in Canada, Europe, Africa, South America, China, Japan, Korea and the Middle East while for the comparable periods international sales decreased in Australia, Central America and the West Indies. The Company believes the overall increased level of international sales relates to improving economic conditions in certain foreign economies, continued weakness of the U.S. dollar compared to certain foreign currencies and increased sales efforts by the Company in foreign markets.

International sales for the nine months ended September 30, 2006 compared to the same period of 2005 increased $56,265,000, or 62.1%. International sales were $146,836,000 for the nine months ended September 30, 2006 compared to $90,571,000 for the nine months ended September 30, 2005. For the nine months ended September 30, 2006 and 2005, international sales accounted for approximately 26.8% and 18.8% of net sales, respectively. International sales increased for the nine months ended September 30, 2006 compared to the same period in 2005, in Canada, Europe, South America, Australia, the Middle East and Africa while for the comparable periods international sales decreased in the West Indies, China, Japan, Korea and Central America. The Company believes the overall increased level of international sales relates to improving economic conditions in certain foreign economies, continued weakness of the U.S. dollar compared to certain foreign currencies, and increased sales effort by the Company in foreign markets.

Gross profit for the three months ended September 30, 2006 increased $7,825,000 or 23.6%, to $41,017,000 from $33,192,000 for the three months ended September 30, 2005. Gross profit as a percentage of sales for the three months ended September 30, 2006 and 2005 was 23.9% and 22.3%, respectively, or an increase of 160 basis points. For the quarter ended September 30, 2006 compared to the same period in 2005, gross profit for the Asphalt Group increased from approximately $7,749,000 to approximately $11,160,000 or an increase of approximately $3,411,000 or 44.0%. This resulted in an increase in gross profit as a percentage of sales from 22.2% to 24.8% or 260 basis points for the same periods for the Asphalt Group. For the quarter ended September 30, 2006 compared to the same period in 2005, gross profit for the Aggregate and Mining Group increased from approximately $15,278,000 to approximately $16,688,000 or an increase of approximately $1,410,000 or 9.2%. Gross profit as a percentage of sales remained consistent at 24.2% for the third quarters of 2006 and 2005 for the Aggregate and Mining Group. For the quarter ended September 30, 2006 compared to the same period in 2005, gross profit for the Mobile Asphalt Paving Group decreased from approximately $6,380,000 to approximately $5,989,000 or a decrease of approximately $391,000 or 6.1%. This resulted in a decrease in gross profit as a percentage of sales from 22.8% to 20.7% or 210 basis points for the same periods for the Mobile Asphalt Paving Group. The decrease in margins for the Mobile Asphalt Paving Group was primarily caused by product mix variations and production inefficiencies encountered during a plant expansion and related relocation of manufacturing equipment. For the quarter ended September 30, 2006 compared to the same period in 2005, gross profit for the Underground Group increased from approximately $3,809,000 to approximately $7,200,000 or an increase of approximately $3,391,000 or 89.0%. This resulted in an increase in gross profit as a percentage of sales from 16.6% to 25.4% or 880 basis points for the same periods for the Underground Group. The gross profit percentage increase for the quarter ended September 30, 2006 compared to the same period of 2005 was primarily due to a favorable mix of products, including increased parts sales, increased international sales, price increases, more efficient utilization of the Company's manufacturing capacity and the impact of the Company's cost and design initiative programs.

Gross profit for the nine months ended September 30, 2006 increased $26,042,000 or 24.2%, to $133,559,000 from $107,517,000 for the nine months ended September 30, 2005. Gross profit as a percentage of sales for the nine months ended September 30, 2006 and 2005 was 24.4% and 22.3%, respectively, or an increase of 210 basis points. For the nine months ended September 30, 2006 compared to the same period in 2005, gross profit for the Asphalt Group increased from approximately $29,592,000 to approximately $37,981,000 or an increase of approximately $8,389,000 or 28.3%. This resulted in an increase in gross profit as a percentage of sales from 21.7% to 25.5% or 380 basis points for the same periods for the Asphalt Group. For the nine months ended September 30, 2006 compared to the same period in 2005, gross profit for the Aggregate and Mining Group increased from approximately $44,952,000 to approximately $53,292,000 or an increase of approximately $8,340,000 or 18.6%. This resulted in an increase in gross profit as a percentage of sales from 24.1% to 24.5% or 40 basis points for the same periods for the Aggregate and Mining Group. For the nine months ended September 30, 2006 compared to the same period in 2005, gross profit for the Mobile Asphalt Paving Group increased from approximately $21,062,000 to approximately $24,641,000 or an increase of approximately $3,579,000 or 17.0%. This resulted in an increase in gross profit as a percentage of sales from 23.0% to 23.9% or 90 basis points for the same periods for the Mobile Asphalt Paving Group. For the nine months ended September 30, 2006 compared to the same period in 2005, gross profit for the Underground Group increased from approximately $11,974,000 to approximately $17,687,000 or an increase of approximately $5,713,000 or 47.7%. This resulted in an increase in gross profit as a percentage of sales from 17.7% to 22.6% or 490 basis points for the same periods for the Underground Group. The gross profit percentage increase for the nine months ended September 30, 2006 compared to the same period of 2005 was primarily due to a favorable mix of products, including increased parts sales, increased international sales, price increases and the impact of the Company's cost and design initiative program implemented in 2005 that continues in 2006.

Selling, general, administrative and engineering expenses for the quarter ended September 30, 2006 were $25,295,000, or 14.8% of net sales, compared to $23,400,000, or 15.7% of net sales for the quarter ended September 30, 2005, an increase of $1,895,000 or 8.1%. The increase in selling, general, administrative and engineering expenses for the three months ended September 30, 2006 compared to the same period of 2005 related primarily to an increase in personnel expenses of approximately $1,072,000 due to increased staffing in order to support increased sales volume. Group health insurance expense increased approximately $1,553,000 due to an increase in the utilization rate as compared to the prior year and an increase in staffing. Sales commissions increased approximately $370,000 due to increased sales volumes while travel expense, including airline tickets, rental cars, lodging and meals increased approximately $410,000 due to increased selling efforts by the Company and cost increases by vendors in these services. These increases were offset by a reversal of expense of approximately $1,708,000 related to the Company's SERP. In addition, the Company was able to offset franchise tax expense with approximately $450,000 of jobs tax credits granted by the state of Tennessee during the third quarter. The Company also recorded certain legal expenses in the third quarter of 2005 of approximately $1,052,000 that did not reoccur in the third quarter of 2006.

Selling, general, administrative and engineering expenses for the nine months ended September 30, 2006 were $80,307,000, or 14.6% of net sales, compared to $69,020,000, or 14.3% of net sales for the nine months ended September 30, 2005, an increase of $11,287,000 or 16.4%. The increase in selling, general, administrative and engineering expenses for the nine months ended September 30, 2006 compared to the same period of 2005 related primarily to an increase in personnel expenses of approximately $8,472,000 due to increased staffing in order to support increased sales volume. Group health insurance expense increased approximately $2,781,000 due to an increase in the utilization rate as compared to the prior year and an increase in staffing. Profit-sharing expense increased approximately $1,239,000 and is a formula-driven amount based on the performance of the Company's subsidiaries. Sales commissions increased approximately $1,327,000 due to increased sales volumes. Expenses related to advertising and exhibits increased approximately $815,000 and stock option expense related to the adoption of SFAS 123R was approximately $470,000. Travel expense, including airline tickets, rental cars, lodging and meals, increased approximately $1,395,000 due to increased selling efforts and cost increases in these services.

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

For the three months ended September 30, 2006, the Company recorded no compensation expense related to stock options.

For the nine months ended September 30, 2006, the Company recorded compensation expense related to stock options that reduced income from operations by $381,000, decreased the provision for income taxes by $83,000, decreased net income by $298,000 and decreased basic and diluted net income per share by $.01 each. Cash received from options exercised during the nine months ended September 30, 2006 totaled $8,938,000 and is included in the accompanying condensed consolidated statement of cash flows as a financing activity. The excess tax benefit realized from the exercise of these options totaled $2,639,000. The stock option compensation expense was included in selling, general and administrative expenses in the accompanying condensed consolidated statement of income. As of September 30, 2006, no unrecognized compensation costs related to stock options remained to be expensed.

In August 2006, the Compensation Committee of the Board of Directors approved a five-year plan to award key members of management restricted stock units each year. The plan allows up to 511,000 shares to be granted to employees over the next five years. Units granted each year will be determined based upon individual subsidiaries and consolidated annual financial performance. Each award will vest at the end of five years from the date of grant, or at the time a recipient reaches age 65, if earlier. No awards have been granted to date, but based upon current estimated performance for 2006, management estimates that 62,500 will be granted in March, 2007. Compensation expense of $89,000 has been recorded in the third quarter of 2006 to reflect the fair value of the 62,500 shares amortized over the vesting period. The fair value of the restricted stock units was $25.25 per share at September 30, 2006.

The Company adopted SFAS 123R using the modified prospective method and, consequently, the statement of operations for the quarter and nine months ended September 30, 2005 have not been restated to reflect the impact of applying the provisions of SFAS 123R. Had the Company accounted for stock-based compensation according to SFAS 123R during the quarter ended September 30, 2005, net income would have been increased by approximately $83,000 resulting in no effect on basic earnings per share and an increase of $0.01 in diluted earnings per share. Had the Company accounted for stock based compensation according to SFAS 123R during the nine months ended September 30, 2005, net income would have been reduced by approximately $336,000 resulting in a $0.01 reduction in basic and diluted earnings per share.

For the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005, interest expense decreased $932,000, or 68.9%, to $421,000 from $1,353,000. Interest expense as a percentage of net sales was 0.25% and 0.91% for the quarters ended September 30, 2006 and 2005, respectively. The decrease in interest expense for the three months ended September 30, 2006 compared to the same period of 2005 related primarily to the elimination of the Company's outstanding debt during late 2005 and the corresponding write-off of approximately $520,000 of previously deferred financing fees along with no borrowings being made against the Company's line of credit in 2006. Interest expense for the three months ended September 30, 2006 related primarily to the amortization of prepaid loan fees and the payment of other monthly fees related to the GECC credit agreement which provides availability through May 2007.

For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, interest expense decreased $2,250,000, or 64.0%, to $1,268,000 from $3,518,000. Interest expense as a percentage of net sales was 0.23% and 0.73% for the nine month periods ended September 30, 2006 and 2005, respectively. The decrease in interest expense for the nine months ended September 30, 2006 compared to the same period of 2005 related primarily to the elimination of the Company's outstanding debt during late 2005 and no borrowings being made against the Company's line of credit in 2006. Interest expense for the nine months ended September 30, 2006 related primarily to the amortization of prepaid loan fees and the payment of other monthly fees related to the GECC credit agreement which provides availability through May 2007.

Other income, net was $570,000 for the quarter ended September 30, 2006 compared to other income, net of $56,000 for the quarter ended September 30, 2005, for an increase of $514,000. Other income, net for the quarters ended September 30, 2005 and 2006 consisted primarily of interest income earned on the Company's available cash balances.

Other income, net was $1,052,000 for the nine months ended September 30, 2006 compared to other income, net of $191,000 for the nine months ended September 30, 2005, for an increase of $861,000. Other income, net for the nine months ended September 30, 2005 and 2006 consisted primarily of interest income earned on the Company's available cash balances, offset by foreign currency exchange losses.

For the three months ended September 30, 2006, the Company recorded income tax expense of $5,807,000, compared to income tax expense of $4,938,000 for the three months ended September 30, 2005. This resulted in effective tax rates for the quarters ended September 30, 2006 and 2005 of 36.6% and 32.9%, respectively. The increase in the effective tax rate for the three months ended September 30, 2006 compared to the same period in 2005 is primarily due to the application of research and development credits from 2004 and prior years to the 2005 taxable income combined with an absence of research and development credits in the calculation of income tax expense in 2006. Although the Company has not claimed research and development credits in 2006 due to the lack of Congressional approval of such tax credits thus far, the Company fully expects to benefit from such credits during 2006 once Congress approves them. In addition, the meals and entertainment exclusion increased significantly relative to the same period last year.

For the nine months ended September 30, 2006, the Company recorded income tax expense of $19,666,000, compared to income tax expense of $14,541,000 for the nine months ended September 30, 2005. This resulted in effective tax rates for the nine months ended September 30, 2006 and 2005 of 37.1% and 34.9%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2006 compared to the same period in 2005 is primarily due to the application of research and development credits from 2004 and prior years to the 2005 taxable income combined with an absence of research and development credits in the calculation of income tax expense in 2006. Although the Company has not claimed research and development credits in 2006 due to the lack of Congressional approval of such tax credits thus far, the Company fully expects to benefit from such credits during 2006 once Congress approves them. In addition, the meals and entertainment exclusion increased significantly relative to the same period last year.

  For the three months ended September 30, 2006, the Company had net income of $10,026,000 compared to net income of $10,059,000 for the three months ended September 30, 2005 for a decrease of $33,000 or 0.3%. Earnings per diluted share for the three months ended September 30, 2006 were $0.46 compared to earnings per diluted share for the quarter ended September 30, 2005 of $0.47 for a decrease of $0.01 or 2.1%. Diluted shares outstanding for the three months ended September 30, 2006 and 2005 were 21,927,051 and 21,239,420, respectively. The increase in shares outstanding is primarily due to the exercise of stock options by employees of the Company.

 For the nine months ended September 30, 2006, the Company had net income of $33,288,000 compared to net income of $27,072,000 for the nine months ended September 30, 2005 for an increase of $6,216,000 or 23.0%. Earnings per diluted share for the nine months ended September 30, 2006 were $1.52 compared to earnings per diluted share for the nine months ended September 30, 2005 of $1.30 for an increase of $0.22 or 16.9%. Diluted shares outstanding for the nine months ended September 30, 2006 and 2005 were 21,960,133 and 20,799,050, respectively. The increase in shares outstanding is primarily due to the exercise of stock options by employees of the Company.

As shown on the chart below, the third quarter of 2005 earnings included an after tax gain on the sale of the Grapevine, Texas property of $4,736,000, an after tax real estate impairment charge of $726,000 and after tax costs of $319,000 related to the payoff of the term loan. The gain on sale of real estate, net of real estate impairment charges, is presented as a separate line on the statement of income, and the costs related to the loan payoff are included in interest expense set forth therein. Excluding these items, net income for the third quarter of 2005 was $6,368,000, compared to net income for the third quarter of 2006 of $10,026,000, for a 57.4% increase. Diluted EPS in the third quarter of 2005 excluding these items was $0.30 compared to $0.46 in the third quarter of 2006 for a $0.16 per share increase. Excluding these items, net income for the nine months ended September 30, 2005 was $23,381,000, compared to net income for the nine months ended September 30, 2006 of $33,288,000, for a 42.4% increase. Diluted EPS for the nine months ended 2005 excluding these items was $1.12 compared to $1.52 for the nine months ended September 30, 2006 for an increase of $0.40 per share.
	(amounts in thousands, except EPS)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Net income	2006	2005	2006	2005
Unusual item net of tax:	$ 10,026	$ 10,059	$ 33,288	$ 27,072
Gain on sale of Grapevine facility	-	4,736	-	4,736
Real estate impairment charge	-	(726)	-	(726)
Charge off of prepaid loan fees	-	(319)	-	(319)
Net income from unusual items	-	3,691	-	3,691
Net income excluding unusual items	$ 10,026	$ 6,368	$ 33,288	$ 23,381

EPS as reported:
Basic	$0.47	$0.49	$1.56	$1.34
Diluted	$0.46	$0.47	$1.52	$1.30

EPS excluding unusual items:
Basic	$0.47	$0.31	$1.56	$1.16
Diluted	$0.46	$0.30	$1.52	$1.12

The backlog of orders at September 30, 2006 was $125,279,000 compared to $72,233,000 at September 30, 2005, for an increase of $53,046,000 or 73.4%. The increase in the backlog of orders at September 30, 2006 compared to September 30, 2005 related to an increase in domestic backlog totaling approximately $30,793,000 and an increase in international backlog of orders of approximately $22,253,000. The increase in domestic backlog at September 30, 2006 was due primarily to a $20,001,000 increase in the Asphalt Group's domestic backlog and an increase of $8,087,000 in the Underground group's domestic backlog. The increase in international backlog at September 30, 2006 related primarily to increased backlog for the Company's Aggregate and Mining Group, which increased approximately $16,989,000 and Underground Group, which increased approximately $4,236,000. The Company is unable to determine whether the increase in backlog was experienced by the industry as a whole.

Liquidity and Capital Resources

The Company entered into a revolving credit facility and senior note agreement with General Electric Capital Corporation ("GECC") on May 14, 2003. During the third quarter of 2005, the Company used available cash to pay off the senior note (term loan) portion of the GECC debt early. Currently, under the amended GECC revolving credit facility which expires on May 14, 2007, maximum borrowings of $87,500,000 are based on a percentage of eligible receivables and inventory. The $87,500,000 limit includes $5,000,000 for use by the Canadian subsidiary Breaker Technology Ltd., as discussed further below. Availability under the revolving facility is adjusted monthly and interest is due in arrears. Interest rates are based on applicable index rates plus a sliding scale of applicable index margins from zero to three-fourths of one percent (0.75%), or at the option of the borrower, the LIBOR margin plus an applicable index margin from two percent (2.0%) to two and three-fourths percent (2.75%) based on a level of total funded debt ratio. Additionally, the GECC amended agreement permits the Company to hold inventory notes or customer financing of up to $4,000,000 at any time. The credit facility contains certain restrictive financial covenants relative to operating ratios and capital expenditures. As of September 30, 2006, total availability under the revolving GECC credit facility was approximately $79,907,000 and no borrowings were outstanding.

The Company was in compliance with the financial covenants under its credit facility as of September 30, 2006.

The Company's Canadian subsidiary, Breaker Technology Ltd, ("BTL") has available a credit facility issued by General Electric Capital-Canada ("GEC Canada") dated May 14, 2003, with a term of four years for $5,000,000 to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit guarantees. Interest rates are based on applicable index rates plus a sliding scale of applicable index margins from two percent (2.0%) to two and three-fourths percent (2.75%) based on a level of total funded debt ratio. At September 30, 2006, no amounts were outstanding under the credit facility but BTL did have approximately $389,000 in letter of credit guarantees under the facility. This amount is included in total letter of credit guarantees disclosed in "Note 8 - Contingent Matters". The Company is the primary guarantor to GEC Canada of payment and performance for this $5,000,000 credit facility. The term of the guarantee is equal to the related debt. The maximum potential amount of future payments the Company would be required to make under its guarantee at September 30, 2006 was $389,000.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., ("Osborn") has available a credit facility of approximately $2,578,000 (ZAR 20,000,000) to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. As of September 30, 2006, Osborn had no outstanding borrowings under the credit facility, but approximately $1,820,000 in performance and retention bonds were guaranteed under the facility. The facility is secured by Osborn's accounts receivable and retention balances. The available facility fluctuates monthly based upon fifty percent (50%) of Osborn's accounts receivables, retention and cash balances at the end of the prior month. As of September 30, 2006, Osborn Engineered Products had available credit under the facility of approximately $758,000.

Net cash provided by operating activities for the nine months ended September 30, 2006 was $23,052,000 compared to net cash provided by operating activities of $24,172,000 for the nine months ended September 30, 2005. The decrease in net cash provided by operating activities for the nine months ended September 30, 2006 compared to the same period of 2005 relates primarily to an increase in inventory and the effect of a non-cash tax benefit related to stock based compensation, offset by increases in net income, customer deposits and other accrued liabilities.

Net cash used by investing activities for the nine months ended September 30, 2006 was $22,095,000 compared to net cash provided by investing activities of $3,178,000, for the nine months ended September 30, 2005. The increase in net cash used by investing activities for the nine months ended September 30, 2006 compared to the same period of 2005 relates primarily to an increase in capital expenditures during the nine months ended September 30, 2006 compared to the same period in 2005. Capital expenditures for the nine months ended September 30, 2006 were $23,102,000 compared to $9,321,000 for the nine months ended September 30, 2005. In addition, the Company had $12,428,000 of proceeds from the sale of its Grapevine facility in 2005.

Net cash provided by financing activities for the nine months ended September 30, 2006 was $11,521,000 compared to net cash used by financing activities of $14,190,000 for the nine months ended September 30, 2005. The increase in net cash provided by financing activities for the nine months ended September 30, 2006 compared to the same period of 2005 relates primarily to higher proceeds from the exercise of stock options by Company employees in 2005 in comparison with 2006 and repayments of debt during 2005.

The Company believes that its current working capital, cash flows generated from future operations and available capacity remaining under its credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements through September 30, 2007.

Capital expenditures for 2006 are forecasted to total approximately $28,400,000. The Company expects to finance these expenditures using currently available cash balances and internally generated funds.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2006, the Company's Chief Executive Officer and Chief Financial Officer concluded that because the material weakness in the Company's internal controls over the financial reporting described in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 has not been fully remedied, the Company did not maintain effective disclosure controls and procedures to provide reasonable assurance of the achievement of the objectives described above.

Changes in Internal Control over Financial Reporting

Management, with oversight of the Audit Committee of the Board of Directors, has been addressing the material weakness disclosed in the Company's 2005 Form 10-K and is committed to effectively remediating the underlying significant deficiencies in internal controls. Although the Company's remediation efforts are well underway, these significant deficiencies will not be considered remediated until the new internal controls over financial reporting are fully implemented and operational for a period of time, are successfully tested, and management concludes that these controls are operating effectively. The Company's Chief Executive Officer and Chief Financial Officer have therefore concluded that there have been no changes made in the Company's internal controls over financial reporting in connection with its nine-month period ended September 30, 2006 evaluation that would materially affect, or are reasonably likely to affect, its internal control over financial reporting. The current status of the Company's remediation efforts related to the significant deficiencies identified at Astec Underground, Inc. is as follows:

1. Improvements to Steel Inventory Control- (a) The perpetual inventory procedure for the issuance of steel into production has been changed from relieving steel inventory late in the manufacturing process ("back flushing") to now issuing steel into production at the time it is used. This allows for easier and more accurate cycle counts of steel inventory; (b) The Company's prior practice of taking a full physical inventory once a year has been modified to include monthly physical counts of steel plate inventory and test counting of other steel inventory. Further refinements to the perpetual inventory procedures are continuing to be made; (c) Cycle count procedures are being modified to improve accuracy of our perpetual inventory to include using ABC classifications of inventory to obtain a higher dollar value of count coverage and improve the accuracy of the overall inventory valuation; (d) Bills of materials have been and are continuing to be reviewed for accuracy and corrections have been made as needed to improve the accuracy of the relief of inventory usage; (e) A new procedure has been developed whereby all inventory adjustments are reported and reviewed monthly for accuracy; and (f) Further enhancements to the way Underground's ERP (Enterprise Resource Planning) system is utilized, including MRPII (Manufacturing Resource Planning II) and control of finished goods in the Utility product line are being implemented. Additional cycle counts procedures and the use of scanners are also being implemented to improve the overall accuracy of inventory control efforts.

2. Accounting System Access Controls- Underground's management has completed a review of access to the ERP system, including the general ledger module, and has limited the access to only those individuals who are deemed to have a viable need to use a particular function. The documentation of all systems and controls has been completed and the needed refinements to user access has been made.

3. Journal Entry Authorization- Improved procedures are now in place to ensure that all journal entries posted are properly authorized including: (a) documented review of all journal entries entered; (b) comparison of journal entries entered to a revised journal entry checklist; and (c) review of accounting support documents to ensure that all reviews are properly documented and that all required reconciliations have been prepared and properly approved. Additionally, one individual in the accounting department has been assigned the responsibility to ensure that all supporting documents are properly approved and filed.

4. Monitoring Controls- The process of fully documenting controls and the development of the process of monitoring the significant controls has been completed.

Transition of Business and Financial Systems

During 2005, the Company's Telsmith subsidiary completed the process of installing the general ledger, purchasing, sales, production, product development and customer resource modules of a new ERP computer system as part of a phased implementation schedule. Additional refinements to the modules related to production, product development and customer resource management are scheduled for installation during the fourth quarter of 2006. The new systems installed were subjected to testing prior to and after installation and are functioning to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have not experienced any significant difficulties to date in connection with the implementation or operations of the new systems.

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

ASTEC INDUSTRIES, INC. (Registrant)

Date November 9, 2006	/s/ J. Don Brock J. Don Brock Chairman of the Board and President

Date November 9, 2006	/s/ F. McKamy Hall F. McKamy Hall Chief Financial Officer, Vice President, and Treasurer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002