Form 10-K
period 2006-12-31
ASTEC INDUSTRIES INC
filed 2007-03-15
CIK 792987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
Common Stock, $.20 par value

Securities registered pursuant to Section 12(g) of the Act:
None

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

(Form 10-K Cover Page - Continued)

As of June 30, 2006, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $640,123,000 based upon the closing sales price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
As of March 9, 2007, Common Stock, par value $.20 - 21,792,479 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the Parts of this Annual Report on Form 10-K indicated:

Document	Form 10-K
Proxy Statement relating to Annual Meeting of Shareholders to be held on May 1, 2007	Part III

ASTEC INDUSTRIES, INC.

2006 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Executive Officers of the Registrant

PART II
Item 5.	Market for Registrant's Common Equity; Related Shareholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services

PART IV
Item 15.	Exhibits and Financial Statement Schedules

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

In addition to the risks and uncertainties identified elsewhere herein and in other documents filed by us with the Securities and Exchange Commission, the risk factors described in this document under the caption "Risk Factors" should be carefully considered when evaluating our business and future prospects.

PART I

Item 1. Business

General

Astec Industries, Inc. (the "Company") is a Tennessee corporation which was incorporated in 1972. The Company designs, engineers, manufactures and markets equipment and components used primarily in road building, utility and related construction activities. The Company's products are used in each phase of road building, from quarrying and crushing the aggregate to application of the road surface. The Company also manufactures certain equipment and components unrelated to road construction, including trenching, auger boring, directional drilling and industrial heat transfer equipment. The Company's subsidiaries hold 98 United States patents and 66 foreign patents, have 18 patent applications pending, and have been responsible for many technological and engineering innovations in the industry. The Company's products are marketed both domestically and internationally. In addition to equipment sales, the Company manufactures and sells replacement parts for equipment in each of its product lines and replacement parts for some competitors' equipment. The distribution and sale of replacement parts is an integral part of the Company's business.

The Company's thirteen manufacturing subsidiaries are: (i) Breaker Technology Ltd./Inc., which designs, manufactures and markets rock breaking and processing equipment and utility vehicles for mining; (ii) Johnson Crushers International, Inc., which designs, manufactures and markets portable and stationary aggregate and ore processing equipment; (iii) Kolberg-Pioneer, Inc., which designs, manufactures and markets aggregate processing equipment for the crushed stone, manufactured sand, recycle, top soil and remediation markets; (iv) Osborn Engineered Products SA (Pty) Ltd., which designs, manufactures and markets crushers, vibratory screening equipment, conveyors and turnkey plants and mills; (v) Astec Mobile Screens, Inc., formerly Production Engineered Products, Inc., which designs, manufactures and markets mobile screening plants, portable and stationary structures and vibrating screens for the material processing industries; (vi) Telsmith, Inc., which designs, manufactures and markets aggregate processing equipment for the production and classification of sand, gravel, and crushed stone for road and other construction applications; (vii) Astec, Inc., which designs, manufactures and markets hot-mix asphalt plants and related components; (viii) CEI Enterprises, Inc., which designs, manufactures and markets heat transfer equipment, small asphalt plants for the domestic and international markets and polymer and rubber blending systems for the hot-mix asphalt industry; (ix) Heatec, Inc., which designs, manufactures and markets thermal fluid heaters, asphalt heaters, polymer and rubber blending systems and other heat transfer equipment used in the Company's asphalt mixing plants and in other industries; (x) American Augers, Inc., which designs, manufactures and markets auger boring and directional drilling equipment; (xi) Astec Underground, Inc., formerly Trencor, Inc., which designs, manufactures, and markets heavy-duty (300 to 1,500 horsepower) Trencor trenchers, and a comprehensive line of Astec utility (10 to 299 horsepower) trenchers, vibratory plows, and attachments; (xii) Carlson Paving Products, Inc., which designs, manufactures and markets asphalt paver screeds, and a windrow pickup machine; and (xiii) Roadtec, Inc., which designs, manufactures and markets a line of milling machines used to recycle pavement, asphalt paving equipment and material transfer vehicles.

On June 30, 2004, the Company sold substantially all of the assets and liabilities of Superior Industries of Morris, Inc. (Superior) to Superior Industries, LLC. Superior was part of the Company's Aggregate and Mining Group.

The Company's strategy is to be the industry's most cost-efficient producer in each of its product lines, while continuing to develop innovative new products and provide first class service for its customers. Management believes that the Company is the technological innovator in the markets in which it operates and is well positioned to capitalize on the need to rebuild and enhance roadway and utility infrastructure, both in the United States and abroad.

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

In total, the products of the Asphalt Group segment are marketed by approximately 38 direct sales employees, 19 domestic independent distributors and 32 international independent distributors.

Raw Materials

Raw materials used in the manufacture of products include carbon steel and various types of alloy steel, which are normally purchased from steel distributors. Raw materials for manufacturing are normally readily available. Most steel is delivered on a "just-in-time" arrangement from the supplier to reduce inventory requirements at the manufacturing facilities.

Competition

This industry segment faces strong competition in price, service and product performance and competes with both large publicly-held companies with resources significantly greater than those of the Company and with various smaller manufacturers. Domestic hot-mix asphalt plant competitors include Gencor Industries, Inc. and Terex Roadbuilding. In the international market the hot-mix asphalt plant competitors include Ammann, Marini and Ermont. The market for the Company's heat transfer equipment is diverse because of the multiple applications for such equipment. Competitors for the construction product line of heating equipment include, among others, Gencor/Hyway Heat Systems, American Heating, Burke Heating Systems, Stansteel, Pearson Heating Systems and GTS Energy Systems. Competitors for the industrial product line of heating equipment include GTS Energy Systems, Fulton Thermal Corporation, Vapor Power International, NATCO, Broach and TFS, among others.

Employees

At December 31, 2006, the Asphalt Group segment employed 875 individuals, of which 656 were engaged in manufacturing, 87 in engineering and 132 in selling, general and administrative functions.

Backlog

The backlog for the hot-mix asphalt and heat transfer equipment at December 31, 2006 and 2005 was approximately $111,053,000 and $37,426,000, respectively. Management expects all current backlogs to be filled in 2007.

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

Telsmith core products are jaw, cone and impact crushers as well as vibrating feeders, inclined and horizontal screens. Telsmith also provides consulting and engineering services to provide complete "turnkey" processing systems. Both portable and modular plant systems are available in production ranges from 300 tph up to 1500 tph.

Recent additions to the Telsmith product lines are the TRAC10™ automated crusher control system and the 3258 hydraulic adjustable jaw crusher. Both products incorporate features that enhance the operator's ability to safely maintain the equipment and optimize productivity.

Telsmith maintains an ISO 9001:2000 certification, an internationally recognized standard of quality assurance. In addition, Telsmith has achieved CE designation (a standard for quality assurance and safety) on its jaw and cone crusher products marketed into European Union countries.

KPI designs, manufactures and supports a complete line of aggregate processing equipment for the sand and gravel, mining, quarrying and concrete recycling markets under the well-known Pioneer® and Kolberg® product brand names. This equipment, along with the full line of portable and stationary aggregate and ore processing products from JCI, are jointly marketed through an extensive network of KPI-JCI dealers.

Pioneer® products include a complete line of primary, secondary, tertiary and quaternary crushers, including jaws, cones, horizontal shaft impact, vertical shaft impact and roll crushers. KPI rock crushers are used by mining, quarrying and sand and gravel producers to crush oversized aggregate to salable size, in addition to their use for recycled concrete and asphalt. Equipment furnished by Pioneer can be purchased as individual components, as portable plants for flexibility or as completely engineered systems for both portable and stationary applications. Included in the portable area is a highly-portable Fast Pack® System, featuring quick setup and teardown, thereby maximizing production time and minimizing downtime. Also included in the portable Pioneer® line are the fully self-contained and self-propelled Fast Trax® Track-Mounted-Jaw and HSI Crushers in four different models, which are ideal for either recycle or hard rock applications, allowing the producer to move the equipment to the material.

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

Kolberg® conveying equipment, including telescopic conveyers, is designed to move or store aggregate and other bulk materials, in radial cone-shaped or windrow stockpiles. The Wizard Touch™ automated controls are designed to add efficiency and accuracy to whatever the stockpile specifications require.

AMS, located in Sterling, Illinois, develops, manufactures and markets mobile screening plants, portable and stationary screen structures and vibrating screens each designed for the recycle, crushed stone, sand and gravel, industrial and general construction industries. These screening plants include the AMS Vari-Vibe and Duo-Vibe high frequency screens. The AMS high frequency screens are used for chip sizing, sand removal and sizing recycled asphalt where conventional screens are not ideally suited.

During 2006, AMS expanded the track screening plant family with the introduction of the Fold 'n Go 2516KT and KDS 710T. Also, AMS continued the development of screen boxes with a focus on operation and maintenance. These new products are primarily marketed to the crushed stone, recycle, sand and gravel, and general construction industries.

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

Portable plants combine various configurations of cone crushers, horizontal screens, Combo™ screens, and conveyors mounted on tow-away chassis. Portable plants allow the aggregate producers to quickly and efficiently move their equipment from one location to another. JCI and KPI market a portable rock crushing plant appropriately named the Fast Pack®. This complete but portable plant, with production capability in excess of 500 tons per hour when relocated, can be reassembled and ready for production in under four hours, making it one of the industry's most mobile and cost-effective high-capacity crushing systems. The Fast Pack® design reduces operating costs by as much as 30%, compared to traditional plant designs, and user-friendly controls provide a safer work environment.

JCI recently introduced a series of track-mounted products known as Fast Trax. These units are self contained and easily relocated. The models FT 5162 and FT 6203 were launched in 2004. In 2005 JCI introduced the models FT6203CC, FT300 and FT200. In 2006, JCI enhanced the FT6203 to include a dolly system which drastically improves the portability capabilities.

BTI designs, manufactures and markets hydraulic rock breaker systems for the aggregate, mining and recycling industries. They also design and manufacture a complete line of four-wheel drive articulated utility vehicles for underground mines and quarries. Complementing their DS Series of scaling vehicles is a new scaling vehicle that was introduced to the market in 2006. BTI's product line now includes a highly effective and innovative vibratory pick scaling attachment.

In addition to the quarry and mining industries, BTI designs, manufactures and markets a complete line of hydraulic breakers, compactors and demolition attachments for the North American construction and demolition markets. These attachments are designed to fit a variety of equipment including excavators, backhoe loaders, wheel loaders and skid steer loaders.

BTI offers an extensive aftermarket sales and service program through a highly qualified and trained dealer network.

Osborn designs, manufactures and markets a complete line of bulk material handling and minerals processing plant and equipment. This equipment is used in the aggregate, mineral mining, metallic mining and recycling industries. Osborn has been a licensee of Telsmith's technology for over 50 years. In addition to Telsmith, Osborn also manufactures under license of American Pulverizer (USA), IFE (Austria) and Mogensen (UK) and has an in-house brand, Hadfields. Osborn also offers the following equipment: double-toggle jaw crushers; rotary breakers; roll crushers; rolling ring crushers; mills; out-of-balance or exciter-driven screens and feeders; portable, track-mounted or fixed crushing and screening plants; conveyor systems; and a full range of idlers.

Marketing

Aggregate processing and mining equipment is marketed by approximately 65 direct sales employees, 215 independent domestic distributors and 59 independent international distributors. The principal purchasers of aggregate processing equipment include highway and heavy equipment contractors, open mine operators, quarry operators and foreign and domestic governmental agencies.

Raw Materials

Raw materials used in the manufacture of products include carbon steel and various types of alloy steel, which are normally purchased from steel distributors. Raw materials for manufacturing are readily available. BTI purchases rock breakers under long-term purchasing contracts with a Japanese and a Korean supplier. The Japanese and South Korean suppliers have sufficient capacity to meet the Company's anticipated demand; however, alternative suppliers exist for these components should any supply disruptions occur.

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

Employees

At December 31, 2006, the Aggregate and Mining Group segment employed 1,483 individuals, of which 1,085 were engaged in manufacturing, 118 in engineering and engineering support functions, and 280 in selling, general and administrative functions.

Telsmith has a labor agreement covering approximately 156 manufacturing employees, which expires on September 14, 2007. None of Telsmith's other employees are covered by a collective bargaining agreement.

Approximately 105 of Osborn's manufacturing employees are members of three national labor unions with agreements that expire on June 30, 2008.

Backlog

At December 31, 2006 and 2005, the backlog for the Aggregate and Mining Group was approximately $109,370,000 and $76,991,000, respectively. Management expects all current backlogs to be filled in 2007.

Mobile Asphalt Paving Group

The Mobile Asphalt Paving Group is comprised of Roadtec, Inc. ("Roadtec") and Carlson Paving Products, Inc. ("Carlson"). Roadtec designs, engineers, manufactures and markets asphalt pavers, material transfer vehicles, milling machines and a line of asphalt reclaiming and soil stabilizing machinery. Carlson designs and manufactures asphalt paver screeds that attach to the asphalt paver to control the width and depth of the asphalt as it is applied to the roadbed. Carlson also manufactures Windrow pickup machines which transfer hot mix asphalt from the road bed into the paver's hopper.

Products

Roadtec's patented Shuttle Buggy® is a mobile, self-propelled material transfer vehicle which allows continuous paving by separating truck unloading from the paving process while remixing the asphalt. A typical asphalt paver must stop paving to permit truck unloading of asphalt mix. By permitting continuous paving, the Shuttle Buggy® allows the asphalt paver to produce a smoother road surface, as well as reduce the time required to pave the road surface. As a result of the pavement smoothness achieved with this machine, certain states now require the use of the Shuttle Buggy®. Studies using infrared technology have revealed problems caused by differential cooling of the hot-mix during hauling. The Shuttle Buggy® remixes the material to a uniform temperature and gradation, thus eliminating these problems.

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

Roadtec manufactures milling machines designed to remove old asphalt from the road surface before new asphalt mix is applied. Roadtec's milling machine lines, for larger jobs, are manufactured with a simplified control system, wide conveyors, direct drives and a wide range of horsepower and cutting capabilities to provide versatility in product application. In 2006, a smaller, utility sized milling machine was introduced to address smaller jobs which require less that half-lane cutting widths. Additional upgrades and options are available from Roadtec to enhance its products and their capabilities.

In 2006, Roadtec introduced its first soil stabilizer which also doubles as an asphalt reclaiming machine for road rehabilitation. This product line is expected to grow to a total of three machine sizes/horsepower over the next several years.

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

Marketing

The Mobile Asphalt Paving Group equipment is marketed both domestically and internationally to highway and heavy equipment contractors, utility contractors and foreign and domestic governmental agencies. Mobile construction equipment is marketed both directly and through dealers. This segment employs 27 direct sales staff, 32 domestic independent distributors and 17 foreign independent distributors.

Raw Materials

Raw materials used in the manufacture of products include carbon steel and various types of alloy steel, which are normally purchased from steel distributors and other sources. Raw materials for manufacturing are normally readily available. Most steel is delivered on a "just-in-time" arrangement from the supplier to reduce inventory requirements at the manufacturing facilities. Components used in the manufacturing process include engines, gearboxes, power transmissions and electronic systems.

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

Employees

At December 31, 2006, the Mobile Asphalt Paving Group segment employed 426 individuals, of which 290 were engaged in manufacturing, 29 in engineering and engineering support functions, and 107 in selling, general and administrative functions.

Backlog

The backlog for the Mobile Asphalt Paving Group segment at December 31, 2006 and 2005 was approximately $12,404,000 and $7,519,000, respectively. Management expects all current backlogs to be filled in 2007.

Underground Group

The Underground Group consists of two manufacturing companies, Astec Underground, Inc. ("Astec Underground"), previously named Trencor, Inc., and American Augers, Inc. ("American Augers"). These two business units design, engineer and manufacture a complete line of underground construction equipment and related accessories. Astec Underground produces heavy-duty Trencor trenchers and the Astec line of utility trenchers, vibratory plows, and compact horizontal directional drills. American Augers manufactures maxi drills and auger boring machines, and the downhole tooling to support these units for the underground construction market.

Products

Astec Underground produces 18 trencher models and 6 compact horizontal directional drills at its Loudon facility. American Augers manufactures 25 models of trenchless equipment at its location. In addition to these product models, each factory produces numerous attachments and tools for the equipment.

Astec branded products include trenchers and vibratory plows from 13 to 250 horsepower, and horizontal directional drill (HDD) models with pullback ratings from 6,000 to 100,000 pounds. These are sold and serviced through a network of 47 dealers that operate 94 locations worldwide.

Trencor heavy-duty trenchers are among the most powerful in the world. They have the ability to cut a trench 35 feet deep and 8 feet wide through solid rock in a single pass. Utilizing a unique mechanical power train, Trencor machines are used to trench pipelines, lay fiber optic cable, cut irrigation ditches, insert highway drainage materials, and more. Astec Underground also makes foundation trenchers that are used in areas where drilling and blasting are prohibited. Astec Underground manufactures a side-cutting rock saw, which permits trenching alongside vertical objects like fences, guardrails, and rock wall in mountainous terrain. The rock saw is used for laying water and gas lines, fiber optic cable, and constructing highway drainage systems, among other uses.

Four Road Miner® models are available with an attachment that allows them to cut a path up to 13.5 feet wide and 5 feet deep on a single pass. The Road Miner® has applications in the road construction industry and in mining and aggregate processing operations.

During 2002, Astec Underground designed and developed the Surface Miner, a maneuverable, 1,650-horsepower miner that can cut through rock 10 feet wide and up to 26 inches deep in a single pass. When equipped with a GPS unit and the automatic grade and slope system, the Surface Miner allows road construction contractors to match the exact specifications of a survey plan.

American Augers engineers, designs, manufactures, and markets a wide range of trenchless equipment. Today, American Augers is one of the largest manufacturers of auger boring machines in the world, designing and engineering state-of-the-art boring machines, directional drills and fluid/mud systems used in the underground construction or trenchless market. The company has one of the broadest product lines in the industry, It serves customers in the sewer, power, fiber-optic telecommunication, electric, oil and gas, and water industries throughout the world.

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

Competition

Competition for trenching, excavating, auger boring, directional drilling, and fluid/mud equipment includes Charles Machine Works (Ditch Witch), Tesmec, Vermeer and other smaller custom manufacturers.

Employees

At December 31, 2006, the Underground Group segment employed 421 individuals, of which 298 were engaged in manufacturing, 46 in engineering and 77 in selling, general and administrative functions.

Backlog

The backlog for the Underground Group segment at December 31, 2006 and 2005 was approximately $9,701,000 and $5,758,000, respectively. Management expects all current backlogs to be filled in 2007.

Other Business Units

This category consists of the Company's business units that do not meet the requirements for separate disclosure as an operating segment. At December 31, 2006, these other operating units included Astec Insurance Company and Astec Industries, Inc., the parent company.

Employees

At December 31, 2006, the Other Business Units segment employed 36 individuals, all of which were engaged in general and administrative functions.

Common to All Operating Segments

Although the Company has four reportable business segments, the following information applies to all operating segments of the Company.

Raw Materials

Raw materials used in the manufacture of products include carbon steel and various types of alloy steel, which are purchased from several sources including steel distributors, mills, toll processors and service centers. Raw materials for manufacturing are normally readily available. Most steel is delivered on a "just-in-time" arrangement from the supplier to reduce inventory requirements at the manufacturing facilities. In 2004 many steel prices increased as much as 100%.There was some price weakening early in 2005 but the pricing slowly increased over the latter part of 2005 and 2006. Further consolidation in the plate market in 2006 has now reduced competition on that front. Management expects the price of plate to rise moderately over the course of 2007 with supply expected to be adequate.

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

Employees

At December 31, 2006, the Company and its subsidiaries employed 3,241 individuals, of which 2,329 were engaged in manufacturing, 280 in engineering, including support staff, and 632 in selling, administrative and management functions.

Other than the Telsmith and Osborn labor agreements described under the Employee subsection of the Asphalt and Mining Group, there are no other collective bargaining agreements applicable to the Company. The Company considers its employee relations to be good.

Manufacturing

The Company manufactures many of the component parts and related equipment for its products, while several large components of their products are purchased "ready-for-use". Such items include engines, axles, tires and hydraulics. In many cases, the Company designs, engineers and manufactures custom component parts and equipment to meet the particular needs of individual customers. Manufacturing operations during 2006 took place at 15 separate locations. The Company's manufacturing operations consist primarily of fabricating steel components and the assembly and testing of its products to ensure that the Company achieves quality control standards.

Seminars and Technical Bulletins

The Company periodically conducts technical and service seminars, which are primarily for contractors, employees and owners of asphalt mixing plants. In 2006, approximately 400 representatives of contractors and owners of hot-mix asphalt plants attended seminars held by the Company in Chattanooga, Tennessee. These seminars, which are taught by Company management and employees, along with select outside speakers and discussion leaders, cover a range of subjects including, but not limited to, technological innovations in the hot-mix asphalt, aggregate processing, paving, milling, and recycling markets.

The Company also sponsors executive seminars for the management of the customers of Astec, Heatec, CEI and Roadtec. Primarily, members of the Company's management conduct the various seminars, but outside speakers and discussion leaders are also utilized.

During 2006, service training seminars were also held at the Roadtec facility for approximately 260 outside customer service representatives. Telsmith conducted 3 technical seminars for approximately 100 customer and dealer representatives during 2006 at its facility in Mequon, Wisconsin. KPI and JCI jointly conduct an annual dealer appreciation event called NDC (National Dealers Conference). The event offers the entire dealer network a preview of future product, marketing and promotional programs targeted by KPI and JCI to help them be successful businesses. Along with this event, both companies provide local, regional and national sales and service dealer training programs throughout the year.

During 2006, Astec Underground hosted 19 product training events for trenchers and horizontal drills at the Loudon, Tennessee facility. Over 145 people received technical and operational training at these product training events.

In addition to seminars, the Company publishes a number of technical bulletins and information bulletins detailing various technological and business issues relating to the asphalt industry.

Patents and Trademarks

The Company seeks to obtain patents to protect the novel features of its products. The Company's subsidiaries hold 98 United States patents and 66 foreign patents. There are 18 United States and foreign patent applications pending.

The Company and its subsidiaries have approximately 68 trademarks registered in the United States including logos for Astec, Telsmith, Roadtec and Trencor, and the names ASTEC, TELSMITH, HEATEC, ROADTEC, TRENCOR, AMERICAN AUGERS, KOLBERG, JCI and PIONEER. Forty trademarks are also registered in foreign countries, including Canada, Great Britain, Mexico, New Zealand, India and Italy. The Company has 10 United States and foreign trademark applications pending.

Engineering and Product Development

The Company dedicates substantial resources to engineering and product development. At December 31, 2006, the Company and its subsidiaries had 280 full-time individuals employed in engineering and design capacities. These resources are described in more detail in Appendix A herein.

Seasonality and Backlog

In the normal season trend, revenues are strongest during the first three quarters of the year with the fourth quarter consistently being the weakest of the quarters. Operations during the entire year in 2006 were significantly impacted by the various economic factors discussed in the following paragraphs.

As of December 31, 2006, the Company had a backlog for delivery of products at certain dates in the future of approximately $242,528,000. At December 31, 2005, the total backlog was approximately $127,694,000. The Company's contracts reflected in the backlog are not, by their terms, subject to termination. Management believes that the Company is in substantial compliance with all manufacturing and delivery timetables.

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

Available Information

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

A significant portion of our revenues relates to the sale of equipment that produces asphalt mix. A major component of asphalt is oil, and asphalt prices correlate with the price and availability of oil. An increase in the price of oil or a decrease in the availability of oil would increase the cost of producing asphalt, which would likely decrease demand for asphalt, resulting in decreased demand for our products. This would likely cause our revenues and profits to decrease. In fact, rising gasoline, diesel fuel and liquid asphalt prices during the last three years significantly impacted the operating and raw material costs of our contractor and aggregate producer customers, and if they did not properly adjust their pricing could have reduced their profits and caused delays in some of their capital equipment purchases.

We were notified of and incurred steel price increases and steel surcharges beginning in early 2004. The pricing weakened in early 2005 and slowly increased over the latter part of 2005 and 2006. Factors contributing to the increased steel costs were: (1) China's strong economy and its increased steel consumption and purchase of U.S. scrap steel; (2) the weakened U.S. dollar's dissuasion of foreign steel exports to the U.S.; (3) shortages of coke and iron ore; and (4) increased demand for steel in Korea and the U.S. During early 2004, some types of steel were available on an allocation basis determined by prior year purchases, although currently needed steel is readily available. A portion of the increased steel costs has been passed to our customers by way of surcharges and price increases. Continued significant steel cost increases, in addition to potential limitation of the steel supply by mills, could negatively impact our gross margins and financial results. The Company expects steel prices will rise moderately during 2007 with supply being adequate.

Acquisitions that we have made in the past and future acquisitions involve risks that could adversely affect our future financial results.

We have completed ten acquisitions since 1994, one of which we disposed during 2004, and we may acquire additional businesses in the future. We may be unable to achieve the benefits expected to be realized from our acquisitions. In addition, we may incur additional costs and our management's attention may be diverted because of unforeseen expenses, difficulties, complications, delays and other risks inherent in acquiring businesses, including the following:

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

In 2006, international sales represented approximately 27.0% of our total sales. We plan to continue to increase our presence in international markets. In connection with any increase in international sales efforts, we will need to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist. Any difficulties in expanding our international sales may divert management's attention from our existing operations. In addition, international revenues are subject to the following risks:

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

As of December 31, 2006, we were in compliance with the financial covenants contained in our credit agreement dated as of May 14, 2003, as amended. However, in the future we may be unable to comply with the financial covenants in our credit facility. If such violations occur, the lenders could elect to pursue their contractual remedies under the credit facility, including requiring immediate repayment in full of all amounts then outstanding. Additionally, this agreement expires in May 2007. We are currently involved in negotiations to secure a new credit arrangement; however the possibility exists that we may be unable to secure adequate or timely replacement of our existing financing to repay our lenders in the event of an unanticipated repayment demand or expiration of the agreement. As of December 31, 2006, there were approximately $5,990,000 of letters of credits outstanding and $322,000 of guarantees outstanding under our Canadian credit agreement. No other loans were outstanding under this credit agreement; amounts may be borrowed in the future, however.

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

Also, due to the size and weight of some of the equipment that we manufacture, we often are required to comply with conflicting state regulations on the maximum weight transportable on highways and roads. In addition, some states regulate the operation of our component equipment, including asphalt mixing plants and soil remediation equipment, and most states regulate the accuracy of weights and measures, which affect some of the control systems we manufacture. We may incur material costs or liabilities in connection with the regulatory requirements applicable to our business.

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

  requiring advance notice of actions proposed by shareholders for consideration at shareholder meetings;

  limiting the right of shareholders to call a special meeting of shareholders;

  requiring that all shareholders entitled to vote on an action provide written consent in order for shareholders to act without holding a shareholders' meeting; and

  being governed by the Tennessee Control Share Acquisition Act.

In addition, the rights of holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of our preferred stock that may be issued in the future and that may be senior to the rights of holders of our common stock. In December 2005, our Board of Directors approved an Amended and Restated Shareholder Protection Rights Agreement, which provides for one preferred stock purchase right in respect of each share of our common stock ("Rights Agreement"). These rights become exercisable upon the acquisition by a person or group of affiliated persons, other than an existing 15% shareholder, of 15% or more of our then-outstanding common stock by all persons. This Rights Agreement also could discourage bids for the shares of common stock at a premium and could have a material adverse effect on the market price of our shares.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The location, approximate square footage, acreage occupied and principal function of the properties owned or leased by the Company are set forth below:
Location	Approximate Square Footage	Approximate Acreage	Principal Function
Chattanooga, Tennessee	436,000	59	Offices and manufacturing - Astec (Asphalt Group)
Chattanooga, Tennessee	-	63	Storage yard - Astec (Asphalt Group)
Rossville, Georgia	40,500	3	Manufacturing - Astec (Asphalt Group)
Chattanooga, Tennessee	84,200	5	Offices and manufacturing - Heatec (Asphalt Group)
Chattanooga, Tennessee	196,000	15	Offices and manufacturing - Roadtec (Mobile Asphalt Paving Group)
Chattanooga, Tennessee	51,200	7	Manufacturing and parts warehouse - Roadtec (Mobile Asphalt Paving Group)
Chattanooga, Tennessee	14,100	-	Leased Hanger and Offices - Astec Industries, Inc.
Chattanooga, Tennessee	10,000	2	Corporate offices - Astec Industries, Inc.
Mequon, Wisconsin	203,000	30	Offices and manufacturing - Telsmith (Aggregate and Mining Group)
Sterling, Illinois	60,000	8	Offices and manufacturing - AMS (Aggregate and Mining Group)
Lakeville, Massachusetts	800	-	Leased sales and service office - Telsmith (Aggregate and Mining Group)
Orlando, Florida	9,000	-	Leased machine repair and service facility -Roadtec (Mobile Asphalt Paving Group)
Columbus, Ohio	20,000	5	Leased Dealership-Buckeye Underground, LLC (Underground Group)
Loudon, Tennessee	299,000	108	Offices and manufacturing - Astec Underground (Underground Group)
Southlake, Texas	750	-	Sales Office - Astec Underground (Underground Group)
Eugene, Oregon	130,000	8	Offices and manufacturing - JCI (Aggregate and Mining Group)
Albuquerque, New Mexico	112,300	14	Offices and manufacturing - CEI (Asphalt Group) (partially leased to a third party)
Yankton, South Dakota	312,000	50	Offices and manufacturing - KPI (Aggregate and Mining Group)
West Salem, Ohio	100,000	29	Offices and manufacturing - American Augers (Underground Group)
Thornbury, Ontario, Canada	55,000	12	Offices and manufacturing - BTI (Aggregate and Mining Group)
Riverside, California	12,500	-	Leased offices and warehouse - BTI (Aggregate and Mining Group)
Solon, Ohio	5,700	-	Leased offices and assembly - BTI (Aggregate and Mining Group)
Tacoma, Washington	41,000	5	Offices and manufacturing - Carlson (Mobile Asphalt Paving Group)
Cape Town, South Africa	4,600	-	Leased sales office and warehouse - Osborn (Aggregate and Mining Group)
Durban, South Africa	3,800	-	Leased sales office and warehouse - Osborn (Aggregate and Mining Group)
Witbank, South Africa	1,400	-	Leased sales office and warehouse - Osborn (Aggregate and Mining Group)
Welkom, South Africa	900	-	Leased sales office and warehouse -Osborn (Aggregate and Mining Group)
Johannesburg, South Africa	177,000	18	Offices and manufacturing - Osborn (Aggregate and Mining Group)

The properties above are owned by the Company unless they are indicated as being leased.

Management believes that each of the Company's facilities provides office or manufacturing space suitable for its current needs, and Management considers the terms under which it leases facilities to be reasonable.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fiscal quarter ended December 31, 2006.

Executive Officers of the Registrant

The name, title, ages and business experience of the executive officers of the Company are listed below.

J. Don Brock, Ph.D., P.E., has been President and a Director of the Company since its incorporation in 1972 and assumed the additional position of Chairman of the Board in 1975. He was the Treasurer of the Company from 1972 until 1994. From 1969 to 1972, Dr. Brock was President of the Asphalt Division of CMI Corporation. He earned his Ph.D. degree in mechanical engineering from the Georgia Institute of Technology. Dr. Brock is the father of Benjamin G. Brock, President of Astec, Inc., and Dr. Brock and Thomas R. Campbell, Group Vice President - Mobile Asphalt Paving and Underground, are first cousins. He is 68.

J. Neal Ferry, was appointed Executive Vice President of the Company in January 2005 and assumed the additional role of Group V.P.-Aggregate and Mining in June 2006. In addition to these responsibilities he was also appointed Chief Operating Officer of the company effective January 1, 2007. Prior to this, he was employed by Peter Kiewit Sons', Inc. since 1971. Mr. Ferry was Corporate Equipment Manager for Kiewit from May 1996 until December 2004. During his career with Kiewit he held numerous positions in field operations, and corporate positions in Purchasing, Equipment Sales, and Equipment Maintenance Management. He is 54.

F. McKamy Hall, a Certified Public Accountant, became Chief Financial Officer during 1998 and has served as Vice President and Treasurer since 1997. He previously served as Corporate Controller of the Company since 1987. Mr. Hall has an undergraduate degree in accounting and a Master of Business Administration degree from the University of Tennessee at Chattanooga. He is 64.

W. Norman Smith was appointed Group Vice President-Asphalt in 1998 and additionally served as the President of Astec, Inc. from 1994 until October 2006. He formerly served as President of Heatec, Inc. from 1977 to 1994. From 1972 to 1977, Mr. Smith was a Regional Sales Manager with the Company. From 1969 to 1972, Mr. Smith was an engineer with the Asphalt Division of CMI Corporation. Mr. Smith has also served as a director of the Company since 1982. He is 67.

Thomas R. Campbell was appointed Group Vice President - Mobile Asphalt Paving & Underground in November 2001. He served as President of Roadtec, Inc. from 1988 to 2004. He has served as President of Carlson Paving Products and American Augers since November 2001 until December 2006. He served as President of Astec Underground, Inc. from 2001 to May 2005. From 1981 to 1988, he served as Operations Manager of Roadtec. Mr. Campbell and J. Don Brock, President of the Company, are first cousins. He is 57.

Richard J. Dorris was appointed President of Heatec, Inc. in April of 2004. From 1999 to 2004 he held the positions of National Accounts Manager, Project Manager and Director of Projects for Astec, Inc. Prior to joining Astec, Inc. he was President of Esstee Manufacturing Company from 1990 to 1999 and was Sales Engineer from 1984 to 1990. Mr. Dorris has a B.S. degree in mechanical engineering from the University of Tennessee. He is 46.

Richard A. Patek became President of Telsmith, Inc. in May of 2001. He served as President of Kolberg-Pioneer, Inc. from 1997 until May 2001. From 1995 to 1997, he served as Director of Materials of Telsmith, Inc. From 1992 to 1995, Mr. Patek was Director of Materials and Manufacturing of the former Milwaukee plant location. From 1978 to 1992, he held various manufacturing management positions at Telsmith. Mr. Patek is a graduate of the Milwaukee School of Engineering. He is 50.

Frank D. Cargould became President of Breaker Technology Ltd. and Breaker Technology, Inc. on October 18, 1999. The Breaker Technology companies were formed on August 13, 1999 when the Company purchased substantially all of the assets of Teledyne Specialty Equipment's Construction and Mining business unit from Allegheny Teledyne Inc. From 1994 to 1999, he was Director of Sales - East for Teledyne CM Products, Inc. He is 64.

Jeffery J. Elliott became President of Johnson Crushers, Inc. in December, 2001. From 1999 to 2001, he served as Senior Vice President for Cedarapids, Inc., (a Terex company), and from 1996 to 1999, he served as Vice President of the Crushing and Screening Group. From 1978 to 1996, he held various domestic and international sales and marketing positions with Cedarapids, Inc. He is 53.

Timothy Gonigam was appointed President of Astec Mobile Screens, Inc., formerly Production Engineered Products, Inc., on October 1, 2000. From 1995 to 2000, Mr. Gonigam held the position of Sales Manager of Astec Mobile Screens, Inc. He is 44.

Tom Kruger was appointed Managing Director of Osborn Engineered Products SA (Pty) Ltd. on February 1, 2005. For the previous five years, Mr. Kruger was employed as Operations Director of Macsteel Tube and Pipe (pty) Ltd., a manufacturer of carbon steel tubing in Johannesburg, South Africa. He served as Sales and Marketing Director of Macsteel prior to becoming Operations Director. From 1993 to 1998, Mr. Kruger was employed by Barloworld Ltd. as Operations Director and Regional Managing Director responsible for a trading organization in steel, tube and water conveyance systems. Prior to that, he held the position of Works Director. He is 49.

Joseph P. Vig was appointed President of Kolberg-Pioneer, Inc. in May of 2001. From 1994 until May 2001, he served as Engineering Manager of Kolberg-Pioneer, Inc. From 1978 to 1993 he was Director of Engineering with Morgen Mfg. Co. Mr. Vig has a B.S. degree in civil engineering from the South Dakota School of Mines and Technology and is a Professional Engineer. He is 57.

Jeffrey L. Richmond was appointed President of Roadtec, Inc. in April of 2004. From 1996 until April 2004, he held the positions of Sales Manager, Vice President of Sales and Marketing and Vice President/General Manager of Roadtec, Inc. He is 51.

Alan W. Odgers was appointed President of Astec Underground, Inc. in May of 2005. From February 2004 to May 2005, he held the position of Vice President of Sales and Marketing of Astec Underground. From August 2002 until February 2004, he held the position of Managing Director of Vermeer International based in Europe. From January 2000 until August 2002, he held the position of Industrial Distribution Manager of Vermeer International. Mr. Odgers has a BBA degree from the University of Central Oklahoma. He is 59.

Michael A. Bremmer was appointed President of CEI Enterprises, Inc. in January of 2006. From January 2003 until January 2006, he held the position of Vice President and General Manager of CEI Enterprises, Inc. From January 2001 until January 2003, he held the position of Director of Engineering of CEI Enterprises, Inc. He is 51.

Benjamin G. Brock was appointed President of Astec, Inc. in November 2006. From January 2003 until October 2006 he held the position of Vice President - Sales of Astec, Inc. and Vice President/General Manager of CEI Enterprises, Inc. from 1997 until December 2002. Mr. Brock's career with Astec began as a salesman in 1993. Mr. Brock has a B.S. in Economics with a minor in Marketing from Clemson University. Mr. Brock is the son of J. Don Brock, President of the Company. He is 36.

David L. Winters was appointed President of Carlson Paving Products effective January 1, 2007 after previously serving as its Vice President and General Manager from March 2002 until December 31, 2006. Mr. Winters also served as Quality Assurance Manager, Manufacturing Manager and Service Manager for Roadtec from August 1997 to February 2002. From 1977 to 1997 he held various positions in maintenance management with the Tennessee Valley Authority. Mr. Winters is 57.

James F. Pfeiffer was appointed President of American Augers, Inc. effective January 1, 2007 after previously serving as its Vice President and General Manager from March 2005 until December 31, 2006. Prior to joining Astec, Mr. Pfeiffer was Vice President and General Manager of Daedong USA from April 2004 to October 2004 and Vice President of Marketing for Blount, Inc. from April 2002 to April 2004. Previously he held numerous positions with Charles Machine Works over a nineteen year period. Mr. Pfeiffer holds a bachelors degree in Agriculture from Oklahoma State University. Mr. Pfeiffer is 49.

Stephen C. Anderson, was appointed Secretary of the Company in January 2007 and assumed the role of Director of Investor Relations in January 2003. He was Vice President of Astec Financial Services, Inc. from November 1999 to December 2002. Prior to this Mr. Anderson spent a combined fourteen years in Commercial Banking with AmSouth and SunTrust Banks. He has an B.S. degree in Business Management from the University of Tennessee at Chattanooga and is a graduate of the Stonier Graduate School of Banking. He is 43.

David C. Silvious, a Certified Public Accountant, became Corporate Controller in 2005. He previously served as Corporate Financial Analyst since 1999. Mr. Silvious earned his undergraduate degree in accounting from Tennessee Technological University and his Masters of Business Administration from the University of Tennessee at Chattanooga. He is 39.

PART II

Item 5. Market for Registrant's Common Equity; Related Shareholder Matters and Issuer's Purchases of Equity Securities

The Company's Common Stock is traded in the Nasdaq National Market under the symbol "ASTE." The Company has never paid any cash dividends on its Common Stock and the Company does not intend to pay dividends on its Common Stock in the foreseeable future.

The high and low sales prices of the Company's Common Stock as reported on the Nasdaq National Market for each quarter during the last two fiscal years are as follows:

	Price Per Share
2006	High	Low
1st Quarter	$39.61	$29.31
2nd Quarter	$42.25	$27.68
3rd Quarter	$34.76	$19.95
4th Quarter	$35.98	$24.10

	Price Per Share
2005	High	Low
1st Quarter	$22.39	$16.01
2nd Quarter	$25.45	$19.41
3rd Quarter	$35.56	$21.12
4th Quarter	$34.16	$23.72

As of February 23, 2007, there were approximately 3,400 holders of the Company's Common Stock.

We maintain the following option plans: (i) 1998 Long-term Incentive Plan, (ii) 1998 Non-Employee Director Stock Incentive Plan and (iii) Executive Officer Annual Bonus Equity Election Plan. We also maintain the 2006 Incentive Plan for the awarding of stock to key management based upon achieving profitability goals.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company's subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f)/15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

During the course of the Company's 2005 annual audit, significant deficiencies in internal controls primarily related to the adequacy of inventory controls, accounting system access controls, journal entry authorization, and monitoring controls related to Astec Underground, Inc., a wholly owned subsidiary of the Company, were identified. When aggregated, these deficiencies represented a material weakness in the Company's internal controls over financial reporting. Management has taken numerous actions to remedy these significant deficiencies, including making improvements to the steel inventory control and reporting system; initiating additional and remedial training programs; hiring an inventory control specialist for Astec Underground, Inc.; implementing new journal entry review and documentation procedures; and hiring a new controller for Astec Underground, Inc. These enhancements in controls have been in place for several months and have been tested by our management. Based upon these remedial actions and the results of its testing performed, our management has concluded that the Company has remedied the material weakness in our internal control over financial reporting identified in the prior year.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young has issued an attestation report on management's assessment of the Company's internal control over financial reporting. The report is included herein.

Other Control Matters

Except as described above, there have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-a5(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding the Company's directors, executive officers, director nominating process, audit committee, and audit committee financial expert is included under the captions "Election of Directors - Certain Information Concerning Nominees and Directors" and "Corporate Governance" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on May 1, 2007, which is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Exchange Act is also included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement, which is incorporated herein by reference.

The Company's Board of Directors has approved a Code of Conduct and Ethics that applies to the Company's employees, directors and officers (including the Company's principal executive officer, principal financial officer and principal accounting officer). The Code of Conduct and Ethics is available on the Company's website at www.astecindustries.com/investors/.

Item 11. Executive Compensation

Information included under the captions "Executive Compensation", "Compensation Committee Interlocks and Insider Participation" and "Report of the Compensation Committee" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on May 1, 2007 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information included under the captions "Election of Directors - Certain Information Concerning Nominees and Directors," "Common Stock Ownership of Management" and "Common Stock Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on May 1, 2007 is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the Common Stock that may be issued under all of the Company's existing equity compensation plans as of December 31, 2006.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders	1,193,316 (1) 7,228 (2)	$22.63 $26.13	13,809 283,108
Equity Compensation Plans Not Approved by Shareholders	16,665 (3)	$17.37	151,682
Total	1,217,209	$22.58	448,599

________________

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information included under the captions "Corporate Governance: Independent Directors" and "Transactions with Related Persons" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on May 1, 2007 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information included under the caption "Audit Matters" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on May 1, 2007 is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) The following financial statements and other information appear in Appendix "A" to this Report and are filed as a part hereof:
. Selected Consolidated Financial Data.
. Management's Discussion and Analysis of Financial Condition and Results of Operations.
. Reports of Independent Registered Public Accounting Firms.
. Consolidated Balance Sheets at December 31, 2006 and 2005.
. Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004.
. Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004.
. Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2006, 2005 and 2004.
. Notes to Consolidated Financial Statements.

(a)(2) Other than as described below, Financial Statement Schedules are not filed with this Report because the Schedules are either inapplicable or the required information is presented in the Financial Statements or Notes thereto. The following Schedule appears in Appendix "A" to this Report and is filed as a part hereof:
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

10.30

Amendment Number 2 to the Astec Industries, Inc. 1998 Non-Employee Directors Stock Incentive Plan dated February 21, 2006 (incorporated by reference to the Company's Current Report on Form 8-K dated February 7, 2006, File No. 0-14714). *

10.31

Seventh Amendment to the Credit Agreement, dated October 18, 2005, among Astec Industries, Inc., Astec, Inc., Heatec, Inc., CEI Enterprises, Inc., Astec Systems, Inc., Telsmith, Inc., Kolberg-Pioneer, Inc., Johnson Crushers International, Inc., Breaker Technology, Inc., Astec Mobile Screens, Inc., Carlson Paving Products, Inc., Roadtec, Inc., Trencor, Inc., American Augers, Inc., Astec Holdings, Inc., AI Development Group, Inc., AI Enterprises, Inc., RI Properties, Inc., TI Services, Inc., Astec Investments, Inc., and General Electric Capital Corporation. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, File No. 0-14714).

10.32

Employment Agreement, dated December 29, 2004, between Astec Industries, Inc. and James Neal Ferry.* (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, File No. 0-14714).

10.33

Eighth Amendment to the Credit Agreement, dated February 8, 2006, among Astec Industries, Inc., Astec, Inc., Heatec, Inc., CEI Enterprises, Inc., Astec Systems, Inc., Telsmith, Inc., Kolberg-Pioneer, Inc., Johnson Crushers International, Inc., Breaker Technology, Inc., Astec Mobile Screens, Inc., Carlson Paving Products, Inc., Roadtec, Inc., Astec Underground Inc., American Augers, Inc., Astec Holdings, Inc., AI Development Group, Inc., AI Enterprises, Inc., RI Properties, Inc., TI Services, Inc., Astec Investments, Inc., and General Electric Capital Corporation.

10.34

Astec Industries, Inc. 2006 Incentive Plan (incorporated by reference to Appendix A for the Registrant's Definitive Proxy Statement on Schedule 14A, File No. 0-14714, file with the Securities and Exchange Commission on March 16, 2006)

10.35

Ninth Amendment to the Credit Agreement, dated May 18, 2006, among Astec Industries, Inc., Astec, Inc., Heatec, Inc., CEI Enterprises, Inc., Astec Systems, Inc., Telsmith, Inc., Kolberg-Pioneer, Inc., Johnson Crushers International, Inc., Breaker Technology, Inc., Astec Mobile Screens, Inc., Carlson Paving Products, Inc., Roadtec, Inc., Astec Underground Inc., American Augers, Inc., Astec Holdings, Inc., AI Development Group, Inc., AI Enterprises, Inc., RI Properties, Inc., TI Services, Inc., Astec Investments, Inc., and General Electric Capital Corporation. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 File No. 0-14714).

10.36

Amendment Number 2 to the Astec Industries, Inc. 1998 Non-Employee Directors Stock Incentive Plan (incorporated by reference from the Company's Current Report on Form 8-K dated February 27, 2006, File No. 001-11595).

16.1

Letter from Grant Thornton LLP, dated June 20, 2006 to the Securities and Exchange Commission regarding change in certifying accountant (incorporated by reference to the Company's Current Report on Form 8-K dated June 20, 2006, File No. 001-11595).

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

APPENDIX "A"
to
ANNUAL REPORT ON FORM 10-K
ITEMS 8 and 15(a)(1), (2)and (3),and 15(b) and 15(c)
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

ASTEC INDUSTRIES, INC.

Contents
Selected Consolidated Financial Data
Management's Discussion and Analysis of Financial Condition and Results of Operations
Reports of Independent Registered Public Accounting Firms
Management Assessment Report
Consolidated Balance Sheets at December 31, 2006 and 2005
Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
Schedule II - Valuation and Qualifying Accounts

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except as noted*)
	2006	2005	2004	2003	2002
Consolidated Income Statement Data
Net sales	$710,607	$616,068	$504,554	$402,066	$458,428
Selling, general and administrative expenses	93,999	81,839	69,777	63,890	68,702
Goodwill impairment	--	--	--	16,261	--
Gain on sale of real estate, net of real estate impairment charge	--	6,531	--	--	--
Relocation and start-up expenses	--	--	--	--	3,277
Research and development	13,561	11,319	8,580	7,669	7,116
Income (loss) from operations	60,343	46,303	24,382	(23,006)	(1,588)
Interest expense	1,672	4,209	5,033	9,095	11,074
Senior note termination expense	--	--	--	3,837	--
Income (loss) from continuing operations	39,588	28,094	12,483	(30,712)	(6,638)
Income from discontinued operations, net of tax	--	--	1,164	1,748	1,932
Gain on disposal of discontinued operations, net of tax of $5,071	--	--	5,406	--	--
Net income (loss)	$39,588	$28,094	$19,053	$(28,964)	$(4,706)
Earnings (loss) per common share*
Income (loss) from continuing operations:
Basic	$1.85	$1.38	$0.63	$(1.56)	$(0.34)
Diluted	1.81	1.34	0.62	(1.56)	(0.34)
Income from discontinued operations:
Basic	--	--	0.33	0.09	0.10
Diluted	--	--	0.33	0.09	0.10
Net income (loss):
Basic	1.85	1.38	0.96	(1.47)	(0.24)
Diluted	1.81	1.34	0.95	(1.47)	(0.24)

Consolidated Balance Sheet Data
Working capital	$178,148	$137,981	$ 106,489	$ 81,001	$173,224
Total assets	421,863	346,583	324,818	319,973	416,979
Total short-term debt	--	--	11,827	36,685	3,220
Long-term debt, less current maturities	--	--	25,857	38,696	130,645
Shareholders' equity	296,166	242,742	191,256	167,517	192,647
Book value per diluted common share at year-end*	13.51	11.57	9.52	8.49	9.79

SELECTED CONSOLIDATED FINANCIAL DATA (CONTINUED)

(in thousands, except as noted*)
Quarterly Financial Highlights (Unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2006 Net sales	$185,724	$191,262	$171,470	$162,151
Gross profit	45,152	47,427	41,042	34,666
Net income	10,897	12,365	10,026	6,299
Earnings per common share*
Net Income:
Basic	$0.51	$0.58	$0.47	$0.29
Diluted	0.50	0.56	0.46	0.29

2005 Net sales	$161,634	$170,814	$149,103	$134,516
Gross profit	35,017	39,268	33,165	25,768
Net income	6,792	10,221	10,059	1,022
Earnings per common share*
Net income:
Basic	$0.34	$0.51	$0.49	$0.05
Diluted	0.33	0.49	0.47	0.05

Common Stock Price *
2006 High	$39.61	$42.25	$34.76	$35.98
2006 Low	29.31	27.68	19.95	24.10
2005 High	$22.39	$25.45	$35.56	$34.16
2005 Low	16.01	19.41	21.12	23.72

The Company's common stock is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market under the symbol ASTE. Prices shown are the high and low bid prices as announced by NASDAQ. The Company has never paid dividends on its common stock. As determined by the proxy search on the record date by the Company's transfer agent, the number of common shareholders is approximately 3,400.

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

Overview

Astec is a leading manufacturer and marketer of road building equipment. The Company's businesses:

- design, engineer, manufacture and market equipment that is used in each phase of road building, from quarrying and crushing the aggregate to applying the asphalt;

 - manufacture certain equipment and components unrelated to road construction, including trenching, auger boring, directional drilling, industrial heat transfer; and

 - manufacture and sell replacement parts for equipment in each of its product lines.

The Company has 13 companies that fall within four reportable operating segments, which include the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group. The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment, and storage tanks for the asphalt paving and other unrelated industries. The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries. The business units in the Mobile Asphalt Paving Group design, manufacture and market asphalt pavers, material transfer vehicles, milling machines, stabilizers and screeds. The business units in the Underground Group design, manufacture and market a complete line of trenching equipment and directional drills for the underground construction market. The Company also has one other category that contains the business units that do not meet the requirements for separate disclosure as an operating segment. The business units in the Other category include Astec Insurance Company and Astec Industries, Inc., the parent company.

The Company's financial performance is affected by a number of factors, including the cyclical nature and varying conditions of the markets it serves. Demand in these markets fluctuates in response to overall economic conditions and is particularly sensitive to the amount of public sector spending on infrastructure development, privately funded infrastructure development and changes in the price of crude oil (fuel costs and liquid asphalt). In 2004, steel price increases had a significant impact on the cost of our equipment and came at a more rapid pace than selling price increases could be implemented. In 2005, steel prices were relatively flat compared to a very volatile 2004. During 2005, inflation in purchased parts and materials impacted product costs. These elevated prices continued in 2006. The Company will continue to monitor the price increases and make adjustments as needed in 2007.

In August 2005, President Bush signed into law the Safe, Accountable, Flexible and Efficient Transportation Equity Act - A Legacy for Users ("SAFETEA-LU"), which authorizes appropriation of $286.5 billion in guaranteed federal funding for road, highway and bridge construction, repair and improvement of the federal highway and transit projects for federal fiscal years October 1, 2004 through September 30, 2009. The Company believes that the federal highway funding significantly influences the purchasing decisions of the Company's customers who are more comfortable making purchasing decisions with the six-year legislation in place. The federal funding provides for approximately 25% of highway, street, roadway and parking construction funding in the United States. President Bush signed into law on February 15, 2007 a government-wide funding bill for FY 2007, which among other things delivers record investment levels for the federal highway programs.

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

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and its impact on customers' purchase decisions and the price of steel may each affect the Company's financial performance. Economic downturns, like the one experienced from 2001 through 2003, generally result in decreased purchasing by the Company's customers, which, in turn, causes reductions in sales and increased pricing pressure on the Company's products. Rising interest rates also typically have the effect of negatively impacting customers' attitudes toward purchasing equipment. The Company expects only slight changes in interest rates in 2007 and does not expect such changes to have a material impact on the financial results of the Company. Significant portions of the Company's revenues relate to the sale of equipment that produces asphalt mix. A major component of asphalt material is oil. A rise in the price of oil increases the cost of providing asphalt, which could likely decrease demand for asphalt, and therefore decrease demand for certain Company products. Steel is a major component in the Company's equipment. As steel prices increased during 2004, the cost of manufactured parts, as well as the costs of purchased parts and components, also increased. Steel prices abated somewhat during 2005 and 2006 but remained at historically high levels. Although the Company has instituted price increases in response to rising steel prices, purchased parts and component prices, if the Company is not able to raise the prices of its products enough to cover the increased costs of goods, the Company's financial results will be negatively affected. The Company believes that steel prices in 2007 may rise slightly on some types of steel and will probably decrease on other types of steel with no material impact. Oil price volatility is very difficult to predict. The Company's customers appear to be adapting their prices in response to the fluctuating oil prices and the fluctuations do not appear to be impairing the equipment purchases by them at this time. In addition to the factors stated above, many of the Company's markets are highly competitive, and its products compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. The value of the dollar relative to many foreign currencies and the current positive economic conditions in certain foreign economies continue to have a positive impact on international sales.

In the United States and internationally, the Company's equipment is marketed directly to customers as well as through dealers. During 2006, approximately 75% to 80% of equipment sold by the Company was sold directly to the end user.

The Company's business includes the sale of replacement parts. During 2006, sales of replacement parts accounted for 23.3% of the Company's total sales.

The Company is operated on a decentralized basis and there is a complete management team for each individual subsidiary. Finance, insurance, legal, shareholder relations, corporate accounting and other corporate matters are primarily handled at the corporate level (i.e. Astec Industries, Inc., the parent company). The engineering, design, sales, manufacturing and basic accounting functions are all handled at each individual subsidiary. Standard accounting procedures are prescribed and followed in all reporting.

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

Results of Operations; 2006 vs. 2005

The Company generated net income for 2006 of $39,588,000, or $1.81 per diluted share, compared to net income of $28,094,000, or $1.34 per diluted share, in 2005. The weighted average number of common shares outstanding at December 31, 2006 was 21,917,123 compared to 20,976,966 at December 31, 2005.

Net sales for 2006 were $710,607,000, an increase of $94,539,000, or 15.3%, compared to net sales from continuing operations of $616,068,000 in 2005. The increase in net sales in 2006 was primarily due to the continued weakness of the dollar against foreign currencies and improved economic conditions internationally.

Domestic sales increased from $499,838,000 in 2005 to $518,456,000 in 2006, an increase of $18,618,000, or 3.7%. Domestic sales are primarily generated from equipment purchases made by customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development.

In 2006, international sales increased $75,921,000, or 65.3%, to $192,151,000 compared to international sales of $116,230,000 in 2005. International sales increased the most in Europe, followed by Canada and the Middle East. These increases are due primarily to continued weakness of the dollar against these currencies and improving local economic conditions in these geographic areas.

Parts sales were $165,487,000 in 2006 compared to $144,199,000 in 2005 for an increase of 14.8%. The increase of $21,288,000 was generated mainly by the Aggregate and Mining Group and the Asphalt Group. The increase was primarily due to improving economic conditions and an increased effort to sell competitive parts. The largest percentage of improvement was in the Asphalt Group, Underground Group, Mobile Asphalt Group, and Aggregate Group, in that order.

Gross profit increased from $133,218,000 in 2005 to $168,287,000 in 2006. As a result, the gross profit as a percentage of net sales increased 210 basis points from 21.6% in 2005 to 23.7% in 2006. The primary factors that caused an increase in gross profit were an increased focus on internal cost reduction and product improvement programs, international sales, and increased parts sales. These improvements in gross profit were offset by an increase in underabsorption of overhead of $1,127,000 in 2006 as compared to 2005.

In 2006 selling, general and administrative ("SG&A") expenses increased $12,160,000 to $93,999,000, or 13.2% of 2006 net sales from $81,839,000 or 13.3% of net sales in 2005. The increase in SG&A in 2006 compared to 2005 was primarily due to increases in salaries, commissions and employee benefits of $10,976,000, and advertising and marketing expenses of $381,000.

Research and development expenses increased by $2,242,000, or 19.8%, from $11,319,000 in 2005 to $13,561,000 in 2006. The increase is related to the development of new products and improvement of current products.

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

Interest expense for 2006 decreased by $2,537,000, or 60.3%, to $1,672,000 from $4,209,000 in 2005. This equates to 0.2% of net sales in 2006 compared to 0.7% of net sales for 2005. The reduced debt level is the primary reason for reduced interest expense.

Other income (expense) - net was income of $167,000 in 2006 compared to income of $210,000 in 2005. The net change in other income from 2005 to 2006 was due primarily to an increase in the loss on foreign currency transactions.

For 2006, the Company had an overall income tax expense of $20,638,000, or 34.2% of pre-tax income compared to the 2005 tax expense of $14,748,000, or 34.3% of pre-tax income. The company's expected rate in 2007 is 35.0%.

Earnings per share for 2006 were $1.81 per diluted share compared to $1.34 per diluted share for 2005, resulting in a 35.0% increase.

The backlog at December 31, 2006 was $242,536,000 compared to $127,694,000 at December 31, 2005, which represents an 89.9% increase. The backlog increased in all segments, with the largest increase of $73,627,000 occurring in the Asphalt Group, followed by increases of $32,379,000 in the Aggregate and Mining Group, $4,885,000 in the Mobile Asphalt Paving Group and $3,951,000 in the Underground Group. The Company is unable to determine whether this backlog effect was experienced by the industry as a whole. The Company believes the increased backlog reflects increased international sales demand relating to the weak dollars and strong economies internationally and the impact of federal funding under SAFETEA-LU and improvement in customer confidence in the economic conditions in the United States, which should result in increased federal and state fuel tax revenue.

Asphalt Group: During 2006, this segment had sales of $186,657,000 compared to $170,205,000 for 2005, an increase of $16,452,000, or 9.7%. Segment profits for 2006 were $24,387,000 compared to $16,099,000 for 2005, an increase of $8,288,000, or 51.5%. The primary reason for the increase in sales is increased international sales. The focus on product improvement and cost reduction impacted gross profits and segment income. During 2005, as part of the Company's periodic review of its operations, the Company assessed the recoverability of the carrying value of certain Asphalt Group fixed assets, which resulted in an impairment loss of $1,183,000 on certain real estate currently not being used in the operations of the Company. This loss reflects the amounts by which the carrying value of the real estate exceeded its estimated fair value. This loss is included in the 2005 segment profit for the Asphalt Group.

Aggregate and Mining Group: During 2006, sales for this segment increased $46,956,000, or 19.4%, to $289,471,000 compared to $242,515,000 for 2005. The primary increase in sales was attributable to increases in international sales. Segment profits for 2006 increased $10,708,000, or 47.5%, to $33,263,000 from $22,555,000 for 2005. Profits improved from increased international sales and increased parts sales. Such increases were offset partially by increased underabsorption of overhead.

Mobile Asphalt Paving Group: During 2006, sales for this segment increased $16,438,000, or 14.6%, to $129,385,000 from $112,947,000 in 2005. The increase in sales in 2006 compared to 2005 was almost evenly split between international and domestic. Improved customer confidence in domestic economic conditions and increased marketing efforts in competitive parts sales contributed to improved sales. Segment profits for 2006 increased $2,077,000, or 16.9%, to $14,368,000 from $12,291,000 for 2005. Segment profits were positively impacted by both improved machine sales volume and parts sales volume. Segment profits were negatively impacted by increased underabsorption of overhead.

Underground Group: During 2006, sales for this segment increased $14,694,000, or 16.3%, to $105,094,000 from $90,400,000 for 2005. This increase is due primarily to increased sales of large trenchers, directional drills, and auger boring machines. Segment profits for 2006 decreased $1,435,000 from a profit of $6,301,000 in 2005 to a profit of $4,866,000 in 2006. Segment profit in 2005 included the gain recognized on the sale of the Trencor manufacturing facility in Grapevine, Texas during the third quarter of 2005. Excluding this gain of $7,714,000, the segment loss in 2005 would have been $1,413,000, resulting in an increase in segment profit of $6,279,000 from 2005 to 2006. In addition, underabsorption of overhead decreased $1,143,000 from 2005 to 2006.

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

Gross profit from continuing operations increased from $103,005,000 in 2004 to $133,218,000 in 2005. As a result, the gross profit from continuing operations as a percentage of net sales from continuing operations increased from 20.4% in 2004 to 21.6% in 2005. The primary factors that caused an increase in gross profit were increased net sales due to an improving economy and price increases, increased parts sales, internal cost reduction programs and profitable new products. These improvements in gross profit were offset by an increase in underutilization of capacity of $2,074,000.

In 2005 selling, general and administrative ("SG&A") expenses from continuing operations increased by $12,062,000 to $81,839,000, or 13.3% of 2005 net sales, from $69,777,000, or 13.8% of net sales in 2004. The increase in SG&A in 2005 compared to 2004 was primarily due to increases in salaries, commissions and employee benefits of $7,412,000, legal costs of $1,143,000, advertising and marketing expenses of $733,000 and ConExpo expenses of $600,000.

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

Other income (expense) - net from continuing operations was income of $210,000 in 2005 compared to an expense of $68,000 in 2004. The net change in other income from 2004 and 2005 was due primarily to a decrease in the loss on foreign currency transactions of $174,000.

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

Liquidity and Capital Resources

Current corporate cash available for operating purposes was $40,415,000 at December 31, 2006. The Company had no borrowings under its credit facility with General Electric Capital Corporation ("GE Capital") at December 31, 2006. At December 31, 2006, the Company had borrowing availability of $81,231,000 compared to $68,866,000 at December 31, 2005, net of letters of credit, on its revolver based on eligible accounts receivable and inventories.

Net cash provided by operating activities for the year ended December 31, 2006 was $41,979,000 compared to $32,107,000 for the year ended December 31, 2005. This increase is primarily due to an increase in net income of $11,494,000, an increase in cash provided by customer deposits of $9,008,000, and an increase in cash provided by other accrued expenses of $5,738,000. The 2005 amount also includes a reduction of the non-cash gain on sale of the Grapevine, Texas facility of $7,714,000. These 2006 increases in cash were offset by an increase in cash used by inventories of $15,523,000 and an increase in cash used by trade receivables of $5,088,000.

Cash flows used by investing activities for the year ended December 31, 2006 were $29,538,000 compared to $1,108,000 provided for the year ended December 31, 2005. During 2005, the Company had proceeds from the sale of the Grapevine, Texas facility of $12,589,000. This transaction plus an increase in expenditures for property and equipment of $19,250,000 in 2006 constitute the primary difference in investing cash flows from 2005 to 2006.

Cash provided by financing activities was $10,024,000 in 2006 compared to $18,922,000 used in 2005. The primary reason for the difference in the financing cash flows from 2005 to 2006 was a decrease in debt repayment of $37,684,000 offset by a decrease of $8,876,000 in proceeds from the issuance of common stock related to stock option exercises during 2006.

The Company entered into a revolving credit facility and senior note agreement with General Electric Capital Corporation ("GE Capital") on May 14, 2003. On April 1, 2005, the Company entered into an amendment to the credit facility with GE Capital that amended interest rates on the Company's revolving and term loan facilities to more favorable rates than those rates under the previous terms. Under this amendment, interest rates are based on applicable index rates plus a sliding scale of applicable index margins from zero to three-fourths of one percent (0.75%), or at the option of the borrower, the LIBOR margin plus an applicable index margin from two percent (2.0%) to two and three-fourths percent (2.75%) based on a level of total funded debt ratio.

Currently, under the amended GE Capital revolving credit facility, which expires on May 14, 2007, maximum borrowings of $87,500,000 are based on a percentage of eligible receivables and inventory. The $87,500,000 limit includes $5,000,000 for use by the Canadian subsidiary Breaker Technology Ltd., as discussed further below. Availability under the revolving facility is adjusted monthly and interest is due in arrears. Additionally, the GE Capital amended agreement permits the Company to hold inventory notes or customer financing of up to $4,000,000 at any time. The credit facility contains certain restrictive financial covenants relative to operating ratios and capital expenditures. As of December 31, 2006, net availability under the revolving GE Capital credit facility was approximately $81,231,000 and no borrowings were outstanding.

During the third quarter of 2005, the Company used available cash to pay off the senior note (term loan) portion of the GE Capital debt early. Due to the early repayment of this loan, the Company expensed approximately $519,000 of related previously unamoritzed loan fees in the third quarter of 2005 as additional interest expense. Also during the third quarter of 2005, GE Capital released its security interest in substantially all of the Company's assets except for accounts receivable and inventories.

The Company was in compliance with the financial covenants under its credit facility as of December 31, 2006 and 2005.

The Company's Canadian subsidiary, Breaker Technology Ltd., ("BTL") has available a credit facility issued by General Electric Capital-Canada ("GEC Canada") dated May 14, 2003, with a term of four years for $5,000,000 to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit guarantees. Interest rates are based on applicable index rates plus a sliding scale of applicable index margins from two percent (2.0%) to two and three-fourths percent (2.75%) based on a level of total funded debt ratio. At December 31, 2006 and 2005, BTL did not have any outstanding balance under the credit facility but did have approximately $322,000 and $294,000, respectively, in letter of credit guarantees under the facility. The Company is the primary guarantor to GEC Canada of payment and performance for this $5,000,000 credit facility. The term of the guarantee is equal to the related debt. The maximum potential amount of future payments the Company would be required to make under its guarantee at December 31, 2006 and 2005 was $322,000 and $294,000, respectively.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., ("Osborn") has available a credit facility of approximately $2,842,000 (ZAR 20,000,000) to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. As of December 31, 2006, Osborn had no outstanding debt under the credit facility, but approximately $1,956,000 in performance and retention bonds were guaranteed under the facility. The facility is secured by Osborn's accounts receivable and retention balances. The available facility fluctuates monthly based upon fifty percent (50%) of Osborn's accounts receivable, retention and cash balances at the end of the prior month. As of December 31, 2006, Osborn Engineered Products had available credit under the facility of approximately $722,000.

Capital expenditures in 2007 are budgeted to be approximately $27,600,000. The Company expects to finance these expenditures using cash available, the available capacity under the Company's revolving credit facility and internally generated funds. Capital expenditures for 2006 were $30,879,000 compared to $11,630,000 in 2005.

The Company believes that its current working capital, cash flows generated from future operations and available capacity remaining under its credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements through December 31, 2007. The G.E. credit facility is scheduled to expire May 14, 2007 and will be replaced by a new revolving credit facility. A commitment letter has been signed and the definitive agreement is currently in process. The new agreement will be provided by one bank with a $100,000,000 unsecured line of credit. The expected completion date of the new agreement is approximately March 1, 2007 effective May 1, 2007.

Market Risk and Risk Management Policies

The Company is exposed to changes in interest rates, primarily from its revolving credit agreements. At December 31, 2006 and 2005, the Company did not have interest rate derivatives in place. The current fluctuations in interest are subject to normal market fluctuations of interest. A hypothetical 100 basis point adverse move (increase) in interest rates would not have materially affected interest expense for the year ended December 31, 2006 since there were no amounts outstanding on the revolving credit agreements during this period.

The Company is subject to foreign exchange risks arising from its foreign operations in their local currency. Foreign operations represented 8.8% of total assets at both December 31, 2006 and 2005, and 6.9% and 7.4% of total revenue for the years ended December 31, 2006 and 2005, respectively. Assuming foreign exchange rates decreased ten percent (10%) from the December 31, 2006 and 2005 levels, the December 31, 2006 and 2005 shareholders' equity would not be materially affected. The Company's earnings and cash flows are also subject to fluctuations due to changes in foreign currency exchange rates; however, these fluctuations would not be significant to the Company's consolidated operations.

Aggregate Contractual Obligations

The following table discloses aggregate information about the Company's contractual obligations and the period in which payments are due as of December 31, 2006:
	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease obligations	$ 3,860,000	$ 1,651,000	$2,017,000	$ 192,000	--
Total	$ 3,860,000	$ 1,651,000	$2,017,000	$ 192,000	--

In addition to the contractual obligations noted in the table above, the Company also has the following funding commitments. In 2006 the Company made contributions of approximately $702,000 to the pension plans and $359,000 to the post-retirement benefit plans, for a total of $1,061,000, compared to $362,000 in 2005. The Company estimates that it will contribute a total of approximately $855,000 to the pension and post-retirement plans during 2007. The Company's funding policy for all plans is to make the minimum annual contributions required by applicable regulations.

Contingencies

Management has reviewed all claims and lawsuits and, upon the advice of counsel, has made adequate provision for any estimable losses. However, the Company is unable to predict the ultimate outcome of the outstanding claims and lawsuits.

Certain customers have financed purchases of the Company's products through arrangements in which the Company is contingently liable for customer debt and residual value guarantees aggregating $2,902,000 and $10,500,000 at December 31, 2006 and 2005, respectively. These obligations have average remaining terms of three years with minimal risk.

The Company is contingently liable under letters of credit of approximately $5,990,000, primarily for performance guarantees to customers or insurance carriers.

Off-balance Sheet Arrangements

As of December 31, 2006 the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

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

Workers Compensation and General Liability Self-Insurance: The Company is insuring the retention portion of workers compensation claims and general liability claims by way of a captive insurance company, Astec Insurance Company (referred to herein as "Astec Insurance" or "the captive"). Astec Insurance is incorporated under the laws of the state of Vermont, and a management company specializing in captive insurance management maintains all records of Astec Insurance. The objectives of Astec Insurance are to improve control over and to provide long-term reduction in variability in insurance and retained loss costs; to improve focus on risk reduction with development of a program structure which rewards proactive loss control; and to continue the current claims management process whereby the Company actively participates in the defense and settlement process for claims.

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

The financial statements of the captive are consolidated into the financial statements of the Company. The reserves for claims and potential claims related to general liability and workers compensation under the captive are included in Accrued Loss Reserves or Other on the consolidated balance sheets depending on the expected timing of future payments. The reserves are estimated based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. However, the Company does not believe it is reasonably likely that the reserve level will materially change in the future.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs", ("SFAS 151"). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing", to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 effective January 1, 2006. The adoption of SFAS 151 did not have a significant impact on the Company's consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets", ("SFAS 153"). SFAS 153 amends the guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions" to eliminate certain exceptions to the principle that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges in fiscal years beginning after June 15, 2005. The adoption of SFAS 153 did not have an impact on the Company's consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections," ("SFAS 154").  SFAS 154 replaced APB No. 20, "Accounting Changes" and Statement of Financial Accounting Standards No. 3, "Reporting Accounting Changes in Interim Financial Statements", ("SFAS 3"), and established retrospective application as the required method for reporting a change in accounting principle.  The reporting of a correction of an error by restating previously issued financial statements was also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of SFAS 154 did not have a material effect on the Company's consolidated financial statements.

In June 2006, the FASB ratified Emerging Issues Talk Force ("EITF") Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)". This statement allows companies to present in their statements of income any taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between a seller and a customer, such as sales, use, value-added and some excise taxes, on either a gross (included in revenue and costs) or a net (excluded from revenue) basis. This standard will be effective in interim periods and fiscal years beginning after December 15, 2006. The Company presents these transactions on a net basis, and therefore the adoption of this standard will have no impact on the Company's financial statements.

In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement 109, Accounting for Income Taxes" ("Interpretation 48"). Interpretation 48 defines a criterion that an income tax position would have to meet for some or all of the benefit of that position to be recognized in an entity's financial statements. Interpretation 48 requires that the cumulative effect of applying its provisions be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. Interpretation 48 is effective for fiscal years beginning after December 15, 2006 and the Company will begin applying its provisions effective January 1, 2007. While the Company is continuing to evaluate the impact on its consolidated financial statements, it believes the adoption will have an immaterial effect.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements", ("SFAS 157"), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and the Company will begin applying its provisions effective January 1, 2008. The Company has not yet determined the impact, if any, that the adoption of this statement will have on the Company's financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years' financial statements. The Company applied the provisions of SAB 108 in connection with the preparation of its annual financial statements for the year ended December 31, 2006. The adoption of this bulletin had no impact on the Company's financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132R", ("SFAS 158"). SFAS 158 requires companies to (1) recognize as an asset or liability, the overfunded or underfunded status of defined pension and other postretirement benefit plans; (2) recognize changes in the funded status through other comprehensive income in the year in which the changes occur; (3) measure the funded status of defined pension and other post-retirement benefit plans as of the date of the company's fiscal year-end; and (4) provide enhanced disclosures. The Company applied the provisions of SFAS 158 in connection with the preparation of its annual financial statements for the year-ended December 31, 2006. See Note 11, Pension and Post-retirement Benefits, for the impact on the Consolidated Balance Sheets.

Forward-Looking Statements

This annual report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements contained anywhere in this Annual Report that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding:

- execution of the Company's growth and operation strategy;

- compliance with covenants in the Company's credit facilities;

- liquidity and capital expenditures;

- sufficiency of working capital, cash flows and available capacity under the Company's credit facilities;

- government funding and growth of highway construction and commercial projects;

- taxes or usage fees;

- financing plans;

- industry trends;

- pricing and availability of oil;

- steel prices;

- condition of the economy;

- the success of new product lines;

- pricing of and supply of plates;

- plans for technological innovation;

- ability to secure adequate or timely replacement of financing to repay our lenders;

- compliance with government regulations;

- compliance with manufacturing or delivery timetables;

- forecasting of results;

- general economic trends and political uncertainty;

- integration of acquisitions;

- our presence in the international marketplace;

- suitability of our current facilities;

- future payment of dividends;

- competition in our business segments;

- product liability and other claims; and

- protection of proprietary technology.

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

In addition to the risks and uncertainties identified elsewhere herein and in documents filed by the Company with the Securities and Exchange Commission, the following factors should be carefully considered when evaluating the Company's business and future prospects: decreases or delays in highway funding; rising interest rates; changes in oil prices; changes in steel prices; downturns in the general economy; unexpected capital expenditures and decreases in liquidity; the timing of large contracts; production capacity; general business conditions in the industry; non-compliance with covenants in the Company's credit facilities; demand for the Company's products; and those other factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission. Certain of the risks, uncertainties and other factors discussed or noted above are more fully described in the section entitled "Business - Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Astec Industries, Inc.:

We have audited the accompanying consolidated balance sheet of Astec Industries, Inc. as of December 31, 2006 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astec Industries, Inc. at December 31, 2006, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 of the consolidated financial statements, the Company has adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment and Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans, in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Astec Industries, Inc.'s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chattanooga, Tennessee
March 8, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Astec Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Astec Industries, Inc. (a Tennessee corporation) and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astec Industries, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Grant Thornton LLP

Greensboro, North Carolina
March 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Astec Industries, Inc.:

We have audited management's assessment, included in the accompanying Management Assessment Report, that Astec Industries, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Astec Industries, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management's assessment that Astec Industries, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Astec Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Astec Industries, Inc. as of December 31, 2006 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended and our report dated March 8, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chattanooga, Tennessee
March 8, 2007

ASTEC INDUSTRIES, INC.
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

The management of the Company assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on our assessment, management concluded that the Company's internal control over financial reporting was effective.

During the course of the Company's 2005 annual audit, significant deficiencies in internal controls primarily related to the adequacy of inventory controls, accounting system access controls, journal entry authorization, and monitoring controls related to Astec Underground, Inc., a wholly-owned subsidiary of the Company, were identified. When aggregated, these deficiencies represented a material weakness in the Company's internal controls over financial reporting. Management has taken numerous actions to remedy these significant deficiencies, including making improvements to the steel inventory control and reporting system; initiating additional and remedial training programs; hiring an inventory control specialist for Astec Underground, Inc.; implementing new journal entry review and documentation procedures; and hiring a new controller for Astec Underground, Inc. These enhancements in controls have been in place for several months and have been tested by our management. Based upon these remedial actions and the results of its testing performed, our management has concluded that the Company has remedied the material weakness in our internal control over financial reporting identified in the prior year.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young has issued an attestation report on management's assessment and the effectiveness of the Company's internal controls over financial reporting.

CONSOLIDATED BALANCE SHEETS
	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$ 44,878,128	$ 22,597,696
Trade receivables, less allowance for doubtful accounts of $1,781,000 in 2006 and $1,877,000 in 2005	64,590,673	50,853,686
Notes and other receivables	2,082,588	2,541,542
Inventories	157,835,438	135,503,361
Prepaid expenses	5,532,405	7,257,021
Deferred income tax assets	7,879,738	7,212,932
Other current assets	218,990	61,952
Total current assets	283,017,960	226,028,190
Property and equipment, net	113,914,165	96,114,469
Other assets:
Goodwill	19,383,826	19,361,035
Other	5,546,584	5,078,980
Total other assets	24,930,410	24,440,015
Total assets	$ 421,862,535	$ 346,582,674
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$ 42,561,181	$ 39,774,568
Customer deposits	22,485,579	12,063,448
Accrued product warranty	7,183,946	5,666,123
Accrued payroll and related liabilities	9,297,981	6,957,138
Accrued loss reserves	2,976,204	6,453,655
Other accrued liabilities	20,364,598	17,132,611
Total current liabilities	104,869,489	88,047,543
Deferred income tax liabilities	6,331,856	4,650,605
Accrued retirement benefit costs	2,999,667	5,109,729
Other	10,796,636	5,440,910
Total liabilities	124,997,648	103,248,787
Minority interest	699,195	591,842
Shareholders' equity:
Preferred stock - authorized 4,000,000 shares of $1.00 par value; none issued	--	--
Common stock - authorized 40,000,000 shares of $.20 par value; issued and outstanding - 21,696,374 in 2006 and 21,177,352 in 2005	4,339,275	4,235,470
Additional paid-in capital	93,759,957	79,722,952
Accumulated other comprehensive income	2,486,258	2,604,676
Company shares held by SERP, at cost	(2,081,095)	(1,894,507)
Retained earnings	197,661,297	158,073,454
Total shareholders' equity	296,165,692	242,742,045
Total liabilities and shareholders' equity	$ 421,862,535	$ 346,582,674

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,
	2006	2005	2004

Net sales	$ 710,606,813	$ 616,067,723	$ 504,553,751
Cost of sales	542,319,968	482,850,057	401,548,413
Gross profit	168,286,845	133,217,666	103,005,338
Selling, general and administrative expenses	93,999,318	81,839,049	69,776,668
Research and development expenses	13,560,572	11,319,280	8,579,916
Gain on sale of real estate, net of real estate impairment charge	--	6,530,884	--
Amortization	383,793	287,454	266,457
Income from operations	60,343,162	46,302,767	24,382,297
Other income (expense):
Interest expense	(1,671,852)	(4,209,046)	(5,032,878)
Interest income	1,469,485	644,280	332,997
Other income (expense), net	167,157	209,894	(67,622)
Income from continuing operations before income taxes and minority interest	60,307,952	42,947,895	19,614,794
Income taxes on continuing operations	(20,637,741)	(14,748,366)	(7,020,802)
Income from continuing operations before minority interest	39,670,211	28,199,529	12,593,992
Minority interest	82,368	105,308	111,260
Income from continuing operations	39,587,843	28,094,221	12,482,732
Income from discontinued operations	--	--	2,319,711
Income taxes on discontinued operations	--	--	(1,155,404)
Gain on disposal of discontinued operations, net of tax of $5,070,836	--	--	5,406,224
Net income	$ 39,587,843	$ 28,094,221	$ 19,053,263

Earnings per Common Share
Income from continuing operations:
Basic	$ 1.85	$ 1.38	$ 0.63
Diluted	1.81	1.34	0.62
Income from discontinued operations:
Basic	--	--	0.33
Diluted	--	--	0.33
Net income:
Basic	1.85	1.38	0.96
Diluted	1.81	1.34	0.95
Weighted average number of common shares outstanding:
Basic	21,428,738	20,333,894	19,740,699
Diluted	21,917,123	20,976,966	20,079,349

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities
Net income	$ 39,587,843	$ 28,094,221	$ 19,053,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,507,298	10,562,568	10,853,013
Amortization	383,793	287,454	266,457
Provision for doubtful accounts	374,748	190,984	592,544
Provision for inventory reserves	3,721,613	3,088,515	3,426,958
Provision for warranty	11,712,690	10,432,651	8,586,480
Deferred compensation provision	325,159	1,863,359	491,721
Deferred income tax provision (benefit)	1,014,445	(1,496,468)	4,943,606
Impairment charge on real estate not being used	--	1,183,421	--
Gain on disposal of discontinued operations, net of tax	--	--	(5,406,224)
Gain on disposition of assets held for sale	--	(7,714,305)	--
(Gain) loss on disposition of fixed assets	74,637	(11,079)	450,081
Tax benefit from stock option exercises	(2,955,103)	5,039,320	262,002
Purchase of trading security by Supplemental Executive Retirement Plan	(445,329)	(263,190)	--
Stock-based payments	974,826	--	--
Minority interest in earnings of subsidiary	(82,368)	(105,308)	(111,260)
(Increase) decrease in:
Trade and other receivables	(13,955,658)	(8,867,559)	(3,556,365)
Finance receivables	--	--	121,310
Notes receivables	(89,993)	253,310	78,056
Inventories	(26,815,069)	(11,291,802)	(21,471,263)
Prepaid expenses	1,555,495	1,423,566	(4,648,422)
Other assets	(417,318)	493,710	(922,253)
Increase (decrease) in:
Accounts payable	2,976,010	4,679,391	9,912,335
Customer deposits	10,645,675	1,637,973	686,642
Accrued product warranty	(10,168,800)	(9,551,048)	(7,358,121)
Refundable income taxes	--	181,662	(386,591)
Income taxes payable	1,193,460	(4,013)	(1,882,137)
Accrued retirement benefit costs	(1,425,494)	281,636	(1,037,275)
Self insurance loss reserves	(3,478,566)	(1,038,702)	381,692
Other accrued liabilities	12,601,026	2,401,906	7,464,761
Other	209,143	354,796	294,674
Net cash provided by operating activities	39,024,163	32,106,969	21,085,684

Cash Flows from Investing Activities
Proceeds from disposal of discontinued operations, net	--	--	23,496,339
Proceeds from sale of property and equipment	1,247,475	166,945	1,511,047
Expenditures for property and equipment	(30,879,114)	(11,629,597)	(11,167,772)
Proceeds from sale of assets held for sale	--	12,589,218	--
Cash from sale (acquisition) of minority shares	93,292	(18,835)	(283,369)
Net cash provided (used) by investing activities	(29,538,347)	1,107,731	13,556,245

Includes continuing and discontinued operations.

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
	Year Ended December 31,
	2006	2005	2004
Cash Flows from Financing Activities
Proceeds from issuance of common stock	$ 9,970,201	$ 18,846,357	$ 2,754,586
Tax benefit from stock option exercise	2,955,103	--	--
Net repayments under revolving credit loans	--	(8,517,253)	(19,479,303)
Principal repayments of industrial bonds, loans and notes payable	--	(29,167,104)	(18,180,385)
Sale (purchase) of company shares by Supplemental Executive Retirement Plan, net	54,092	(84,199)	(231,711)
Net cash provided (used) by financing activities	12,979,396	(18,922,199)	(35,136,813)
Effect of exchange rates on cash	(184,780)	(43,498)	92,477
Increase (decrease) in cash and cash equivalents	22,280,432	14,249,003	(402,407)
Cash and cash equivalents, beginning of year	22,597,696	8,348,693	8,751,100
Cash and cash equivalents, end of year	$ 44,878,128	$ 22,597,696	$ 8,348,693

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$ 895,650	$ 2,559,165	$ 3,890,711
Income taxes, net of refunds	$ 18,437,778	$ 8,176,320	$ 9,915,939

Restructure of note receivable:
Finance receivables	$ --	$ --	$ 248,028
Accounts receivable	--	--	(248,028)

Repossession of rental equipment:
Inventory	$ --	$ --	$ 270,000
Fixed assets	--	--	(270,000)

Intangible assets acquired:
Other assets	$ --	$ 375,000	$ --
Other liabilities	--	(375,000)	--

2004 includes continuing and discontinued operations.

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2006, 2005 and 2004
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Company Shares Held by SERP	Total Shareholders' Equity
Balance December 31, 2003	19,738,046	$3,947,609	$52,988,951	$110,925,970	$1,113,693	$(1,459,000)	$167,517,223
Net income				19,053,263			19,053,263
Other comprehensive income:
Minimum pension liability adjustment, net of income taxes of $172,434					(281,341)		(281,341)
Foreign currency translation adjustments					1,947,596		1,947,596
Unrealized loss on cash flow hedge net of income taxes of $225,741					234,171		234,171
Comprehensive income							20,953,689
Exercise of stock options, including tax benefit	249,457	49,892	2,966,696				3,016,588
Purchase of Company stock held by SERP						(231,711)	(231,711)
Balance December 31, 2004	19,987,503	3,997,501	55,955,647	129,979,233	3,014,119	(1,690,711)	191,255,789
Net income				28,094,221			28,094,221
Other comprehensive income:
Minimum pension liability adjustment, net of income taxes of $107,032					(245,927)		(245,927)
Foreign currency translation adjustments					(297,659)		(297,659)
Unrealized loss on cash flow hedge					134,143		134,143
Comprehensive income							27,684,778
Exercise of stock options, including tax benefit	1,189,849	237,969	23,647,708				23,885,677
Sale (Purchase) of Company stock held by SERP			119,597			(203,796)	(84,199)
Balance December 31, 2005	21,177,352	4,235,470	79,722,952	158,073,454	2,604,676	(1,894,507)	242,742,045
Net income				39,587,843			39,587,843
Other comprehensive income:
Minimum pension liability adjustment, net of income taxes of $762,211					1,280,857		1,280,857
Foreign currency translation adjustments					(802,986)		(802,986)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Company Shares Held by SERP	Total Shareholders' Equity
Comprehensive income							40,065,714
Adjustment to initially apply FASB Statement 158, net of income taxes of $(368,700)					(596,289)		(596,289)
Stock-based payments	2,016	403	974,423				974,826
Exercise of stock options, including tax benefit	517,006	103,402	12,821,902				12,925,304
Sale (Purchase) of Company stock held by SERP			240,680			(186,588)	54,092
Balance December 31, 2006	21,696,374	$4,339,275	$93,759,957	$197,661,297	$2,486,258	$(2,081,095)	$296,165,692

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2006, 2005 and 2004

1. Summary of Significant Accounting Policies

Basis of Presentation - The consolidated financial statements include the accounts of Astec Industries, Inc. and its domestic and foreign subsidiaries. The Company's significant wholly-owned and consolidated subsidiaries at December 31, 2006 are as follows:

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

Concentration of Credit Risk - The Company sells products to a wide variety of customers. Accounts receivable are carried at their outstanding principal amounts, less an allowance for doubtful accounts. The Company extends credit to its customers based on an evaluation of the customer's financial condition generally without requiring collateral. Credit risk is driven by conditions within the economy and the industry and is principally dependent on each customer's financial condition. To minimize credit risk, the Company monitors credit levels and financial conditions of customers on a continuing basis. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. As of December 31, 2006, concentrations of credit risk with respect to receivables are limited due to the wide variety of customers.

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

Goodwill - Goodwill represents the excess of cost over the fair value of net identifiable assets acquired. Goodwill amounts were amortized using the straight-line method over 20 years through 2001. Effective January 1, 2002, goodwill is no longer being amortized in accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, ("SFAS 142") but is tested for impairment at least annually.

Impairment of Long-lived Assets - In the event that facts and circumstances indicate the carrying amounts of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the carrying amount for each asset to determine if a writedown is required. If this review indicates that the assets will not be recoverable, the carrying value of the Company's assets would be reduced to their estimated market value.

Revenue Recognition - Revenue is generally recognized on sales at the point in time when persuasive evidence of an arrangement exists, the price is fixed and determinable, the product has been shipped and there is reasonable assurance of collection of the sales proceeds. The Company generally obtains purchase authorizations from its customers for a specified amount of product at a specified price with specified delivery terms. A portion of the Company's equipment sales represents equipment produced in the Company's plants under short-term contracts for a specific customer project or equipment designed to meet a customer's specific requirements. Certain contracts include terms and conditions through which the Company recognizes revenues upon completion of equipment production, which is subsequently stored at the Company's plant at the customer's request. In accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"), revenue is recorded on such contracts upon the customer's assumption of title and risk of ownership and when collectibility is reasonably assured. In addition, there must be a fixed schedule of delivery of the goods consistent with the customer's business practices, the Company must not have retained any specific performance obligations such that the earnings process is not complete and the goods must have been segregated from the Company's inventory.

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

Advertising Expense - The cost of advertising, other than direct response advertising, is expensed as incurred. The Company incurred approximately $2,785,000, $2,690,000 and $2,474,000 in advertising costs during 2006, 2005 and 2004, respectively.

Direct response advertising is capitalized and amortized over its expected period of future benefit. The Company participates in a week-long industry trade show that takes place once every three years. The Company maintains customer and potential customer attendance records that are used to track the future sales revenues as a result of their advertising and customer relation efforts at the show. The costs related to the trade exhibits and show attendance are capitalized, then amortized on a straight-line basis over the period in which revenue related to the trade show is generated, which is normally twenty-four months based on historical revenue patterns. The amortization method is supported by the attendance and revenue related records maintained by the Company. Prepaid trade show expenses totaled $170,000 and $1,223,000 as of December 31, 2006 and 2005, respectively. Amortized advertising expenses related to presentation and attendance at trade shows were $1,058,000, $880,000 and $288,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Income Taxes - Income taxes are based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. The Company periodically assesses the need to establish a valuation allowance against its deferred tax assets to the extent the Company no longer believes it is more likely than not that the tax assets will be fully utilized. The major circumstance that affects the Company's valuation allowance is each subsidiary's ability to utilize any available state net operating loss carryforwards. If the subsidiaries that generated the loss carryforwards generate higher than expected future income, the valuation allowance will decrease. If these subsidiaries generate future losses, the valuation allowance may increase.

Stock-based Compensation - The Company currently has two types of stock-based compensation plans in effect for its employees and directors. The Company's stock option plans have been in effect for a number of years and its stock incentive plan was put in place during 2006. These plans are more fully described in Note 14. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share Based Payment ", ("SFAS 123R"), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date calculated fair value of the award. SFAS 123R also requires the stock-based option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to the adoption of SFAS 123R on January 1, 2006, the Company accounted for stock-based compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), and applied the disclosure only provision of SFAS 123. Under APB 25, generally no compensation expense was recorded when the terms of the award were fixed and the exercise price of the employee stock option equaled or exceeded the market value of the underlying stock on the date of grant. The Company did not record compensation expense for option awards in periods prior to January 1, 2006.

During 2006, the Company recorded compensation expense related to stock options that reduced income from operations by $381,000, decreased the provision for income taxes by $83,000, and decreased net income by $298,000. All of this expense was recorded in the first two quarters of 2006. This resulted in a $.01 reduction in both basic and fully diluted earnings per share for the year ended December 31, 2006. Cash received from options exercised during the year ended December 31, 2006 totaled $9,840,000, and is included in the accompanying consolidated statement of cash flows as a financing activity. The excess tax benefit realized from the exercise of these options totaled $2,955,000 for the year ended December 31, 2006. The stock option compensation expense was included in selling, general and administrative expenses in the accompanying consolidated statement of operations. As of December 31, 2006, there is no unrecognized compensation costs related to stock options previously granted.

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
	Year Ended December 31,
	2005	2004
Net income, as reported	$ 28,094,221	$ 19,053,263
Stock compensation expense under SFAS 123, net of taxes	(618,206)	50,336
Adjusted net income	$ 27,476,015	$ 19,103,599
Basic earnings per share, as reported	$ 1.38	$ 0.96
Stock compensation expense under SFAS 123, net of taxes	(0.03)	0.01
Adjusted basic earnings per share	$ 1.35	$ 0.97
Diluted earnings per share, as reported	$ 1.34	$ 0.95
Stock compensation expense under SFAS 123, net of taxes	(0.03)	--
Adjusted diluted earnings per share	$ 1.31	$ 0.95

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
	2006 Grants	2005 Grants	2004 Grants
Expected life	5.5 Years	6 years	7 years
Expected volatility	55.1%	47.5%	47.8%
Risk-free interest rate	4.53%	3.77%	3.64%
Dividend yield	--	--	--

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding and was based on the shortcut method allowed under SAB 107 for 2006 and based upon historical trends for 2005 and 2004. The expected volatility is based on the historical price volatility of the Company's common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. No factor for dividend yield was incorporated in the calculation of fair value, as the Company has historically not paid dividends.

Earnings Per Share - Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS 128"). Basic earnings per share is based on the weighted average number of common shares outstanding and diluted earnings per share includes potential dilutive effects of options, warrants and convertible securities.

For the years ended December 31, 2006, 2005 and 2004 options of approximately 169,000, 809,782 and 1,621,000, respectively, were antidilutive and were not included in the diluted EPS computation.

The following table sets forth the computation of basic and diluted earnings per share:
	Year Ended December 31,
	2006	2005	2004
Numerator:
Income from continuing operations	$39,587,843	$ 28,094,221	$ 12,482,732
Income from discontinued operations	--	--	6,570,531
Net income	$ 39,587,843	$ 28,094,221	$ 19,053,263
Denominator:
Denominator for basic earnings per share	21,428,738	20,333,894	19,740,699
Effect of dilutive securities:
Employee stock options	371,477	524,740	310,338
Supplemental executive retirement plan	116,908	118,332	28,312
Denominator for diluted earnings per share	21,917,123	20,976,966	20,079,349
Income from continuing operations:
Basic	$ 1.85	$ 1.38	$ 0.63
Diluted	1.81	1.34	0.62
Income from discontinued operations:
Basic	--	--	0.33
Diluted	--	--	0.33
Net income:
Basic	1.85	1.38	0.96
Diluted	1.81	1.34	0.95

For the years ended December 31, 2006, 2005 and 2004 options of approximately 169,000, 809,782 and 1,621,000, respectively, were antidilutive and were not included in the diluted EPS computation.

Derivatives and Hedging Activities - In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133") which was amended by SFAS Nos. 137 and 138. SFAS 133, as amended, requires the Company to recognize all derivatives in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through income or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative's change in fair value is immediately recognized in income.

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

As discussed in Note 13 of the consolidated financial statements, as of December 31, 2006, the Company has accrued its best estimate of the probable cost for the resolution of these claims. This estimate has been developed in consultation with outside counsel that is handling the defense in these matters and is based upon a combination of litigation and settlement strategies. Certain litigation is being addressed before juries in states where past jury awards have been significant. To the extent additional information arises or strategies change, it is possible that the Company's best estimate of the probable liability in these matters may change.

Recent Accounting Pronouncements - In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs ("SFAS 151"). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing", to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 on January 1, 2006. The adoption did not have a significant impact on the Company's consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets", ("SFAS 153"). SFAS 153 amends the guidance in APB Opinion 29, "Accounting for Nonmonetary Transactions" to eliminate certain exceptions to the principle that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges in fiscal years beginning after June 15, 2005. The Company adopted SFAS 153 on January 1, 2006. The adoption did not have a significant impact on the Company's consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections," ("SFAS 154").  SFAS 154 replaces APB 20, "Accounting Changes" and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in accounting principle. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 on January 1, 2006. The adoption did not have a significant impact on the Company's consolidated financial statements.

In June 2006, the FASB ratified Emerging Issues Talk Force ("EITF") Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)". This statement allows companies to present in their statements of income any taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between a seller and a customer, such as sales, use, value-added and some excise taxes, on either a gross (included in revenue and costs) or a net (excluded from revenue) basis. This standard will be effective in interim periods and fiscal years beginning after December 15, 2006. The Company presents these transactions on a net basis, and therefore the adoption of this standard will have no impact on the Company's financial statements.

In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement 109, Accounting for Income Taxes" ("Interpretation 48"). Interpretation 48 defines a criterion that an income tax position would have to meet for some or all of the benefit of that position to be recognized in an entity's financial statements. Interpretation 48 requires that the cumulative effect of applying its provisions be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. Interpretation 48 is effective for fiscal years beginning after December 15, 2006 and the Company will begin applying its provisions effective January 1, 2007. While the Company is continuing to evaluate the impact on its consolidated financial statements, it believes the adoption will have an immaterial effect.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements", ("SFAS 157"), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and the Company will begin applying its provisions effective January 1, 2008. The Company has not yet determined the impact, if any, that the adoption of this statement will have on the Company's financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years' financial statements. The Company applied the provisions of SAB 108 in connection with the preparation of its annual financial statements for the year ended December 31, 2006. The adoption of this bulletin had no impact on the Company's financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132R", (" SFAS 158"). SFAS 158 requires companies to (1) recognize as an asset or liability, the overfunded or underfunded status of defined pension and other postretirement benefit plans; (2) recognize changes in the funded status through other comprehensive income in the year in which the changes occur; (3) measure the funded status of defined pension and other post-retirement benefit plans as of the date of the company's fiscal year-end; and (4) provide enhanced disclosures. The Company applied the provisions of SFAS 158 in connection with the preparation of its annual financial statements for the year-ended December 31, 2006. See Note 11, Pension and Post-retirement Benefits, for the impact on the Consolidated Balance Sheets.

Reclassifications - Certain amounts for 2005 and 2004 have been reclassified to conform with the 2006 presentation.

2. Inventories

Inventories consisted of the following:
	December 31,
	2006	2005
Raw materials and parts	$ 77,228,812	$ 65,819,943
Work-in-process	43,227,002	28,601,947
Finished goods	27,992,334	29,701,996
Used equipment	9,387,290	11,379,475
Total	$ 157,835,438	$ 135,503,361

3. Discontinued Operations

On June 30, 2004, the Company completed the sale and transfer of substantially all of the assets and substantially all of the liabilities of Superior Industries of Morris, Inc. ("Superior"). Superior was part of the Company's Aggregate and Mining Group.

The adjusted sales price at the closing date was $23,600,000. The pre-tax and after-tax gain recognized on the sale in 2004 were $10,477,000 and $5,406,000, respectively.

For 2004, Superior's revenues were $15,841,000. The operations of Superior resulted in pre-tax earnings of $2,320,000 and after-tax earnings of $1,164,000 in 2004.

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

4. Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", ("SFAS 142") provides that goodwill and certain other intangible assets be tested for impairment at least annually. The Company performs the required valuation procedures each year as of December 31 after the following year's forecasts are submitted and reviewed. The valuations performed in 2006, 2005 and 2004 indicated no impairment of goodwill.

The changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2006, 2005, and 2004 are as follows:

	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	Total
Balance, December 31, 2004	$ 1,156,818	$16,322,361	$ 1,646,391	$ --	$19,125,570
Foreign currency translation	--	235,465	--	--	235,465
Balance, December 31, 2005	1,156,818	16,557,826	1,646,391	--	19,361,035
Foreign currency translation	--	22,791	--	--	22,791
Balance, December 31, 2006	$ 1,156,818	$16,580,617	$ 1,646,391	$ --	$ 19,383,826

5. Long-lived and Other Intangible Assets

Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144") requires long-lived assets be reviewed for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. For the year ended December 31, 2006, the Company concluded that there had been no significant events that would trigger an impairment review of its other long-lived intangible assets. During 2005, as part of the Company's periodic review of its operations, the Company assessed the recoverability of the carrying value of certain fixed assets, which resulted in an impairment loss of $1,183,000 on certain real estate. This loss reflects the amounts by which the carrying value of the real estate exceeded its estimated fair value. This loss is included in operating expenses as a component of "gain on sale of real estate, net of real estate impairment charge" in the consolidated statements of operations. The real estate values and related impairment charge are included in the Asphalt Group for segment reporting purposes. For the year ended December 31, 2004, the Company concluded that there had been no significant events that would trigger an impairment review of its other long-lived intangible assets. SFAS 144 requires recognition of impairment losses for long-lived assets "held and used" if the sum of the estimated future undiscounted cash flows used to test for recoverability is less than the carrying value.

Amortization expense for other intangible assets was $234,961, $287,454 and $266,457 for 2006, 2005 and 2004, respectively. Other intangible assets, which are included in Other Assets on the accompanying consolidated balance sheets, consisted of the following at December 31, 2006 and 2005:
	Gross Carrying Value Dec. 31, 2005	Accumulated Amortization Dec. 31, 2005	Net Carrying Value Dec. 31, 2005	Gross Carrying Value Dec. 31, 2006	Accumulated Amortization Dec. 31, 2006	Net Carrying Value Dec. 31, 2006	Weighted Avg. Amortization Period
Dealer network and customer base	$ 1,220,000	$ (304,305)	$ 915,695	$ 1,220,000	$ (461,785)	$ 758,215	8 years
Drawings	820,000	(277,638)	542,362	820,000	(355,118)	464,882	10 years
Trademarks	336,000	(336,000)	--	336,000	(336,000)	--	3 years
Patents	24,000	(24,000)	--	24,000	(24,000)	--	2 years
Total	$ 2,400,000	$ (941,943)	$ 1,458,057	$ 2,400,000	$(1,176,903)	$1,223,097	8 years

Approximate amortization expense for the next five years is expected as follows:
2007	$234,961
2008	234,961
2009	234,961
2010	208,294
2011	154,961

6. Property and Equipment

Property and equipment consisted of the following:
	December 31,
	2006	2005
Land, land improvements and buildings	$ 92,126,994	$ 79,624,129
Equipment	132,308,492	117,692,133
Less accumulated depreciation	(110,521,321)	(101,201,793)
Total	$ 113,914,165	$ 96,114,469

Depreciation expense for continuing operations was approximately $11,507,000, $10,563,000 and $10,302,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

7. Leases

The Company leases certain land, buildings and equipment for use in its operations under operating leases that expire periodically through 2011. Total rental expense charged to operations under operating leases was approximately $2,381,000, $2,073,000 and $2,755,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Minimum rental commitments for all noncancelable operating leases at December 31, 2006 are as follows:
2007	$ 1,651,000
2008	1,189,000
2009	581,000
2010	247,000
2011	192,000

8. Debt

The Company entered into a revolving credit facility and senior note agreement with General Electric Capital Corporation ("GE Capital") on May 14, 2003. On April 1, 2005, the Company entered into an amendment to the credit facility with GE Capital that amended interest rates on the Company's revolving and term loan facilities to more favorable rates than those rates under the previous terms. Under this amendment, interest rates are based on applicable index rates plus a sliding scale of applicable index margins from zero to three-fourths of one percent (0.75%), or at the option of the borrower, the LIBOR margin plus an applicable index margin from two percent (2.0%) to two and three-fourths percent (2.75%) based on a level of total funded debt ratio.

Currently, under the amended GE Capital revolving credit facility, which expires on May 14, 2007, maximum borrowings of $87,500,000 are based on a percentage of eligible receivables and inventory. The $87,500,000 limit includes $5,000,000 for use by the Canadian subsidiary Breaker Technology Ltd., as discussed further below. Availability under the revolving facility is adjusted monthly and interest is due in arrears. Additionally, the GE Capital amended agreement permits the Company to hold inventory notes or customer financing of up to $4,000,000 at any time. The credit facility contains certain restrictive financial covenants relative to operating ratios and capital expenditures. As of December 31, 2006, net availability under the revolving GE Capital credit facility was approximately $81,231,000 and no borrowings were outstanding.

During the third quarter of 2005, the Company used available cash to pay off the senior note (term loan) portion of the GE Capital debt early. Due to the early repayment of this loan, the Company expensed approximately $519,000 of related previously unamoritzed loan fees in the third quarter of 2005 as additional interest expense. Also during the third quarter of 2005, GE Capital released its security interest in substantially all of the Company's assets except for accounts receivable and inventories.

The Company was in compliance with the financial covenants under its credit facility as of December 31, 2006 and 2005.

The Company is currently in negotiations with a bank regarding a new lending agreement to begin upon the expiration of the current agreement with G.E. Capital. The Company has received a commitment from the bank for an unsecured line of credit in the amount of $100,000,000, subject to a final agreement being signed by both parties.

The Company's Canadian subsidiary, Breaker Technology Ltd., ("BTL") has available a credit facility issued by General Electric Capital-Canada ("GEC Canada") dated May 14, 2003, with a term of four years for $5,000,000 to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit guarantees. Interest rates are based on applicable index rates plus a sliding scale of applicable index margins from two percent (2.0%) to two and three-fourths percent (2.75%) based on a level of total funded debt ratio. At December 31, 2006 and 2005, BTL did not have any outstanding balance under the credit facility but did have approximately $322,000 and $294,000, respectively, in letter of credit guarantees under the facility. The Company is the primary guarantor to GEC Canada of payment and performance for this $5,000,000 credit facility. The term of the guarantee is equal to the related debt. The maximum potential amount of future payments the Company would be required to make under its guarantee at December 31, 2006 and 2005 was $322,000 and $294,000, respectively.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., ("Osborn") has available a credit facility of approximately $2,842,000 (ZAR 20,000,000) to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. As of December 31, 2006, Osborn had no outstanding debt under the credit facility, but approximately $1,956,000 in performance and retention bonds were guaranteed under the facility. The facility is secured by Osborn's accounts receivable and retention balances. The available facility fluctuates monthly based upon fifty percent (50%) of Osborn's accounts receivable, retention and cash balances at the end of the prior month. As of December 31, 2006, Osborn Engineered Products had available credit under the facility of approximately $722,000.

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

Changes in the Company's product warranty liability during the year are as follows:
	2006	2005
Reserve balance at beginning of period	$ 5,666,123	$ 4,788,558
Warranty liabilities accrued during the period	11,712,690	10,432,651
Warranty liabilities settled during the period	(10,194,867)	(9,555,086)
Reserve balance at end of period	$ 7,183,946	$ 5,666,123

10. Accrued Loss Reserves

The Company accrues reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company. The reserves are estimated based on the Company's evaluation of the type and security of individual claims and historical information primarily its own claim experience, along with assumptions about future events. Changes in assumption, as well as changes in actual experience, could cause these estimates to change in the future. Total accrued loss reserves at December 31, 2006 were $7,437,176 compared to $6,453,655 at December 31, 2005.

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

The following provides information regarding benefit obligations, plan assets and the funded status of the plans:
	Pension Benefits		Post-retirement Benefits
	2006	2005	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$10,071,182	$ 9,671,161	$ 1,590,330	$ 1,546,230
Service cost	--	--	56,442	103,737
Interest cost	544,410	535,757	53,176	79,690
Actuarial (gain) loss	(222,657)	338,433	(355,052)	(33,723)
Benefits paid	(406,821)	(474,169)	(358,797)	(105,604)
Benefit obligation at end of year	9,986,114	10,071,182	986,099	1,590,330
Accumulated benefit obligation	9,986,114	10,071,182	--	--
Change in plan assets
Fair value of plan assets at beginning of year	6,722,524	6,535,560	--	--
Actual return on plan assets	799,995	405,031	--	--
Employer contribution	701,741	256,102	--	--
Benefits paid	(406,821)	(474,169)	--	--
Fair value of plan assets at end of year	7,817,439	6,722,524	--	--
Funded status at end of year	(2,168,675)	(3,348,658)	(986,099)	(1,590,330)
Amounts recognized in the consolidated balance sheets
Current liabilities	--	--	(155,105)	--
Noncurrent liabilities	(2,168,675)	(3,348,658)	(830,992)	(1,761,071)
Accumulated other comprehensive (gain) loss	2,043,068	2,656,173	(464,974)	--
Net amount recognized	(125,607)	(692,485)	(1,451,071)	(1,761,071)
Amounts recognized in accumulated other comprehensive income consist of
Net loss (gain)	2,043,068	2,656,173	(624,741)	--
Prior service credit	--	--	(41,433)	--
Transition obligation	--	--	201,200	--
Net amount recognized	$ 2,043,068	$ 2,656,173	$ (464,974)	$ --
Weighted-average assumptions used to determine benefit obligations as of December 31
Discount rate	5.72%	5.41%	5.72%	5.41%
Expected return on plan assets	8.00%	8.00%	--	--
Rate of compensation increase	--	--	--	--

 The measurement date used for all plans was December 31, 2006.

As discussed in Note 1, the Company adopted SFAS 158 in 2006. The incremental effect of applying SFAS 158 on individual line items in the balance sheet is as follows:
	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Other accrued liabilities	$ 23,185,697	$ 155,105	$ 23,340,802
Accrued retirement cost	2,189,783	809,884	2,999,667
Deferred income tax assets	8,248,438	(368,700)	7,879,738
Accumulated other comprehensive income	3,082,547	(596,289)	2,486,258

The Company's expected long-term rate of return on assets was 8.0% for both 2006 and 2005. In determining the expected long-term rate of return, the historical experience of the plan assets, the current and expected allocation of the plan assets and the expected long-term rates of return were considered.

The Company's pension plan asset allocation as of the measurement date (December 31) and the target asset allocation ranges by asset category were as follows:

	Actual Allocation		2006 & 2005 Target
Asset Category	2006	2005	Allocation Ranges
Equity securities	63.6%	61.3%	53 - 73%
Debt securities	30.8%	29.9%	21 - 41%
Money market funds	5.6%	8.8%	0 - 15%
Total	100.0%	100.0%

The weighted average annual assumed rate of increase in per capita health care costs is nine percent (9.0%) for 2006 and is assumed to decrease gradually to five and three-quarter percent (5.75%) for 2014 and remain at that level thereafter. A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects:
	2006	2005
Effect on total service and interest cost
1% Increase	$ 5,700	$ 12,000
1% Decrease	(5,500)	(11,000)
Effect on accumulated post-retirement benefit obligation
1% Increase	20,000	43,000
1% Decrease	(21,900)	(44,000)

Net periodic benefit cost for 2006, 2005 and 2004 included the following components:
	Pension Benefits			Post-retirement Benefits
	2006	2005	2004	2006	2005	2004
Components of net periodic benefit cost
Service cost	$ --	$ --	$ --	$ 56,442	$103,737	$ 93,630
Interest cost	544,410	535,757	534,445	53,176	79,690	85,519
Expected return on plan assets	(546,362)	(515,810)	(483,075)	--	--	--
Amortization of prior service cost (credit)	--	--	--	4,275	(5,225)	(5,225)
Amortization of transition obligation	--	--	--	24,200	33,700	33,700
Amortization of net (gain) loss	136,815	96,253	48,774	(89,294)	(37,719)	(44,503)
Net periodic benefit cost	$134,863	$116,200	$100,144	$ 48,799	$ 174,183	$163,121
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss (gain)	$(476,290)	$449,212	$502,549	$(714,035)	$ --	$ --
Amortization of net (gain) loss	(136,815)	(96,253)	(48,774)	89,294	--	--
Prior service credit	--	--	--	(46,658)	--	--
Amortization of prior service credit	--	--	--	5,225	--	--
Transition obligation	--	--	--	234,900	--	--
Amortization of transition obligation	--	--	--	(33,700)	--	--
Total recognized in other comprehensive income	(613,105)	352,959	453,775	(464,974)	--	--
Total recognized in net periodic benefit cost and other comprehensive income	$(478,242)	$469,159	$553,919	$(416,175)	$174,183	$163,121
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	5.41%	5.66%	6.25%	5.41%	5.66%	6.25%
Expected return on plan assets	8.00%	8.00%	9.00%	--	--	--

The Company expects to contribute approximately $700,000 to the pension plan and approximately $155,000 to the other benefit plans during 2007.

	Pension Benefits	Post-retirement Benefits
Amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit cost in 2007:
Amortization of net (gain) loss	$ 78,000	$ (70,300)
Amortization of prior service credit	--	(5,225)
Amortization of transition obligation	--	34,000

The following estimated future benefit payments are expected to be paid in the years indicated:
	Pension Benefits	Post-retirement Benefits
2007	$ 437,000	$ 155,000
2008	430,000	154,000
2009	440,000	140,000
2010	456,000	127,000
2011	492,000	141,000
2012 - 2016	3,027,000	721,000

The Company sponsors a 401(k) defined contribution plan to provide eligible employees with additional income upon retirement. The Company's contributions to the plan are based on employee contributions. The Company's contributions totaled $3,150,802 in 2006, $2,362,000 in 2005 and $2,155,000 in 2004.

The Company maintains a supplemental executive retirement plan ("SERP") for certain of its executive officers. The plan is a non-qualified deferred compensation plan administered by the Board of Directors of the Company, pursuant to which the Company makes quarterly cash contributions of a certain percentage of executive officers' annual compensation. The SERP previously invested cash contributions in Company common stock that it purchased on the open market; however, under a plan amendment effective November 1, 2004, the participants may self-direct the investment of their apportioned plan assets. Upon retirement, executives may receive their apportioned contributions of the plan assets in the form of cash.

Assets of the supplemental executive retirement plan consist of the following:
	December 31, 2006			December 31, 2005
	Shares	Cost	Market	Shares	Cost	Market
Company stock	118,435	$2,081,095	$4,157,056	118,983	$ 1,894,507	$ 3,885,989
Equity securities	523,997	1,696,523	1,716,687	110,466	1,006,079	1,056,126
Total	642,432	$3,777,618	$5,873,743	229,449	$ 2,900,586	$ 4,942,115

The total fair market values of all assets are included in other liabilities of the consolidated balance sheets. The fair market values of the equity securities are included in other assets of the consolidated balance sheets. The Company stock held by the plan is carried at cost and included in the shareholders equity section of the consolidated balance sheets.

Investment income on equity securities held in the SERP for the years ended in December 31, 2006, 2005 and 2004, consists of the following:
	Year Ended December 31,
	2006	2005	2004
Dividend and interest income	$ 109,477	$ 58,872	$ 97,639
Gross realized gains from sale of trading securities	12,729	--	--
Net unrealized holding gains	93,026	16,070	22,899
Net investment income	$ 215,232	$ 74,942	$ 120,538

In May 2004, the FASB issued FSP No. 106-2, Accounting and Disclosure Requirements Related to the Prescription Drug, Improvement and Modernization Act of 2003, ("FSP 106-2") which provides authoritative guidance on accounting for the Medicare Act. The Medicare Act provides for a possible federal subsidy of certain prescription drug claims for sponsors of retiree health care plans with drug benefits, beginning in 2006. The Company has determined that the Company's two post retirement medical insurance plans, which provide prescription drug benefits are not entitled to the federal subsidy under the Medicare Act. Therefore, the application of the provisions of FSP 106-2 did not have a significant impact on the Company's consolidated financial statements.

12. Income Taxes

For financial reporting purposes, income before income taxes and minority interest includes the following components:

	December 31,
	2006	2005	2004
United States	$ 55,925,244	$ 39,938,485	$ 29,023,551
Foreign	4,382,708	3,009,410	3,388,014
Income before income taxes and minority interest	$ 60,307,952	$ 42,947,895	$ 32,411,565

The provision for income taxes consists of the following:
	December 31,
	2006	2005	2004
Current provision	$ 19,623,296	$ 16,244,834	$ 8,303,436
Deferred provision (benefit)	1,014,445	(1,496,468)	4,943,606
Total income tax provision	$ 20,637,741	$ 14,748,366	$ 13,247,042

The Company's income tax provision is computed based on the federal statutory rates and the average state statutory rates, net of related federal benefit.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes.

A reconciliation of the provision for income taxes at the statutory federal income tax rate to the amount provided is as follows:
	December 31,
	2006	2005	2004
Tax at the statutory federal income tax rates	$ 21,033,019	$ 15,031,763	$ 11,343,994
Benefit from foreign sales	(621,982)	(357,511)	(347,978)
State income tax, net of federal income tax benefit	1,146,925	66,511	866,358
Goodwill and intangibles	--	--	853,336
Other permanent differences	307,814	146,976	358,634
R&D credit	(367,771)	(570,416)	--
Change in valuation allowance	(233,431)	(28,606)	269,369
Other items	(626,833)	459,649	(96,671)
Income tax provision	$ 20,637,741	$ 14,748,366	$ 13,247,042

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities are as follows:
	December 31,
	2006	2005
Deferred tax assets:
Inventory reserves	$ 2,915,356	$ 3,198,076
Warranty reserves	2,348,851	1,787,384
Bad debt reserves	569,937	608,796
State tax loss carryforwards	1,450,667	1,608,604
Other	4,905,323	6,497,237
Valuation allowance	(1,056,953)	(1,290,384)
Total deferred tax assets	11,133,181	12,409,713
Deferred tax liabilities:
Property and equipment	7,932,135	8,079,506
Other	1,653,164	1,767,880
Total deferred tax liabilities	9,585,299	9,847,386
Net deferred tax asset	$ 1,547,882	$ 2,562,327

As of December 31, 2006, the Company has state net operating loss carryforwards of approximately $36.7 million for tax purposes, which will be available to offset the future taxable income. If not used, these carryforwards will expire between 2010 and 2022. The valuation allowance for deferred tax assets specifically relates to the future utilization of state net operating loss carryforwards. Future utilization of these net operating loss carryforwards is evaluated by the Company on an annual basis and the valuation allowance is adjusted accordingly. In 2006, the valuation allowance has been reduced by $233,431 based upon the projected ability of certain entities to utilize their state net operating loss carryforwards.

Undistributed earnings of Astec's Canadian subsidiary, Breaker Technology, Ltd., are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, Astec would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to Canada. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with the hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability. Withholding taxes would be payable upon remittance of previously unremitted earnings.

13. Contingent Matters

Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of approximately $2,755,000 and for residual value guarantees aggregating approximately $147,000 at December 31, 2006 and contingently liable for customer debt of approximately $10,185,000 and for residual value guarantees aggregating approximately $315,000 at December 31, 2005. The Company's credit facility with General Electric Capital Corporation dated May 14, 2003 limits contingent liabilities or guaranteed indebtedness created after May 14, 2003 to an aggregate total of $5,000,000 at any time, or to $2,000,000 for any one customer. As of December 31, 2006, guaranteed indebtedness created under the current loan agreement dated May 14, 2003 was $382,000. At December 31, 2006, the maximum potential amount of future payments for which the Company would be liable is equal to $2,902,000. Because the Company does not believe it will be called on to fulfill any of these contingencies, the carrying amounts on the consolidated balance sheets of the Company for these contingent liabilities are zero.

In addition, the Company is contingently liable under letters of credit of approximately $5,990,000. Under the Company's credit facility, the terms of letters of credit are limited to one year. Under the credit facility of the Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., the Company is contingently liable for approximately $1,956,000 in performance and retention bonds. As of December 31, 2006, the maximum potential amount of future payments for which the Company would be liable is approximately $7,946,000, none of which is recorded as debt in the accompanying consolidated balance sheet.

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

14. Shareholders' Equity

Under terms of the Company's stock option plans, officers and certain other employees may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. The Company has reserved shares of common stock for exercise of outstanding non-qualified options and incentive options of officers and employees of the Company and its subsidiaries at prices determined by the Board of Directors. In addition, a Non-employee Directors Stock Incentive Plan has been established to allow non-employee directors to have a personal financial stake in the Company through an ownership interest. Directors may elect to receive their compensation in cash, common stock, deferred stock or stock options. Options granted under the Non-employee Directors Stock Incentive Plan and the Executive Officer Annual Bonus Equity Election Plan vest and become fully exercisable immediately. Generally, other options granted vest over 12 months. All stock options have a ten-year term. The shares reserved under the various stock option plans are as follows: (1) 1998 Long-term Incentive Plan - 1,193,316, (2) Executive Officer Annual Bonus Equity Election Plan - 7,228 and (3) 1998 Non-employee Directors Stock Plan - 16,665.

In August 2006, the Compensation Committee of the Board of Directors implemented a five-year plan to award key members of management restricted stock units each year. The details of the plan were formulated under the 2006 Incentive Plan approved by the Company's shareholders in their annual meeting held in April, 2006. The plan allows up to 700,000 shares to be granted to employees over the next five years. Units granted each year will be determined based upon individual subsidiaries and consolidated annual financial performance. Each award will vest at the end of five years from the date of grant, or at the time a recipient reaches age 65, if earlier. No awards have been granted to date, but based upon performance for 2006, management estimates that 69,500 will be granted in March, 2007. Compensation expense of $419,000 has been recorded in 2006 to reflect the fair value of the 69,500 shares amortized over the portion of the vesting period occurring during 2006. The fair value of the restricted stock units was $35.10 per share at December 31, 2006. Based upon the December 31, 2006 fair value of these restricted stock units, $1,898,000 of compensation costs will be recognized in future periods through 2012. The fair value of these restricted stock units will be adjusted to the market value of the Company's stock on the grant date in March, 2007.

Effective January 1, 2006, the Company adopted Statement of Financial Standards No. 123R, Accounting for Stock-Based Compensation (SFAS 123R), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date calculated fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to the adoption of SFAS 123R on January 1, 2006, the Company accounted for stock-based compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), and applied the disclosure only provision of SFAS 123R. Under APB 25, generally no compensation expense was recorded when the terms of the award were fixed and the exercise price of the employee stock option equaled or exceeded the market value of the underlying stock on the date of grant. The Company did not record compensation expense for option awards in periods prior to January 1, 2006.

A summary of the Company's stock option activity and related information for the year ended December 31, 2006 follows:
	Options	Weighted Average Exercise Price	Remaining Contractual Life	Intrinsic Value
Options outstanding at December 31, 2005	1,737,429	$ 21.51
Options granted at market price	1,686	30.52
Options forfeited	(4,900)	19.74
Options exercised	(517,006)	19.03
Options outstanding at December 31, 2006	1,217,209	22.58	3.9 Years	$ 15,240,000
Options exercisable at December 31, 2006	1,217,209	$ 22.58	3.9 Years	$ 15,240,000

The weighted average grant-date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $16.61, $9.61, and $7.76, respectively. The total fair value of stock options that vested during the years ended December 31, 2006, 2005 and 2004 was $2,153,000, $173,000, and $90,000 respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $8,695,000, $14,326,000 and $1,562,000, respectively.

The Company has adopted an Amended and Restated Shareholder Protection Rights Agreement and declared a distribution of one right (the "Right") for each outstanding share of Company common stock, par value $0.20 per share (the "Common Stock"). Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share (a "Unit") of Series A Participating Preferred Stock, par value $1.00 per share (the "Preferred Stock"), at a purchase price of $72.00 per Unit, subject to adjustment. The Rights currently attach to the certificates representing shares of outstanding Company Common Stock, and no separate Rights certificates will be distributed. The Rights will separate from the Common Stock upon the earlier of ten business days (unless otherwise delayed by the Board) following the: 1) public announcement that a person or group of affiliated or associated persons (the "Acquiring Person") has acquired, obtained the right to acquire, or otherwise obtained beneficial ownership of fifteen percent (15%) or more of the then outstanding shares of Common Stock, or 2) commencement of a tender offer or exchange offer that would result in an Acquiring Person beneficially owning fifteen percent (15%) or more of the then outstanding shares of Common Stock. The Board of Directors may terminate the Rights without any payment to the holders thereof at any time prior to the close of business ten business days following announcement by the Company that a person has become an Acquiring Person. The Rights, which do not have voting power and are not entitled to dividends, expire on December 22, 2015. In the event of a merger, consolidation, statutory share exchange or other transaction in which shares of Common Stock are exchanged, each Unit of Preferred Stock will be entitled to receive the per share amount paid in respect of each share of Common Stock.

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

Under guidance of SFAS 133 amended by SFAS 138 for termination of a cash flow hedge, net derivative gain or loss related to a discontinued cash flow hedge is to be accounted for prospectively. The Company continued to pay variable rate interest under its new debt agreement. The $881,500 in OCI at the swap termination date was amortized into earnings through interest expense over the remaining life of the original hedge because the variable-rate interest obligations continued to exist. Amortization of OCI through interest expense during 2004 was approximately $460,000. The remaining balance of OCI related to the swap agreement of approximately $134,000 was amortized through interest expense during 2005. There was no interest expense related to amortization of OCI in 2006.

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

Intersegment sales and transfers are valued at prices comparable to those for unrelated parties. For management purposes, the Company does not allocate federal income taxes or corporate overhead (including interest expense) to its business units. The 2004 amounts have been restated to reflect the sale of Superior Industries of Morris, Inc.
Segment information for 2006
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$186,656,861	$289,470,523	$129,385,414	$105,094,015	$ --	$710,606,813
Intersegment revenues	9,069,815	13,626,818	3,864,530	2,925,366	--	29,486,529
Interest expense	5,060	188,224	3,639	9,190	1,465,739	1,671,852
Depreciation and amortization	3,487,982	3,834,284	1,684,789	2,500,605	383,431	11,891,091
Segment profit (loss)	24,386,850	33,263,355	14,368,409	4,866,484	(36,439,102)	40,445,996
Segment assets	215,265,761	256,142,482	131,879,605	69,521,666	233,291,974	906,101,488
Capital expenditures	4,792,573	15,343,183	7,588,091	1,719,057	1,436,210	30,879,114

Segment information for 2005
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$170,205,277	$242,515,086	$112,946,897	$90,400,463	$ --	$616,067,723
Intersegment revenues	10,438,255	23,390,486	2,851,302	36,582	1,097,618	37,814,243
Interest expense	18,205	714,975	48,032	18,826	3,409,008	4,209,046
Depreciation and amortization	3,366,087	3,262,543	1,573,755	2,310,423	337,214	10,850,022
Segment profit (loss)	16,099,291(1)	22,554,539	12,291,303	6,300,698(2)	(28,820,624)	28,425,207
Segment assets	176,629,169	208,815,853	109,131,715	65,998,995	231,066,768	791,642,500
Capital expenditures	1,873,125	4,000,586	1,401,871	3,878,375	475,640	11,629,597

Segment information for 2004
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$141,050,411	$207,397,262	$ 91,390,222	$64,385,668	$ 330,188	$504,553,751
Intersegment revenues	8,225,604	6,806,099	1,531,132	68,310	614,000	17,245,145
Interest expense	16,527	486,576	59,694	16,171	4,453,910	5,032,878
Depreciation and amortization	3,539,385	3,064,374	1,702,429	1,846,189	416,116	10,568,493
Segment profit (loss)	8,109,409	19,684,515	7,554,097	(1,652,769)	(21,204,134)	12,491,118
Segment assets	157,441,648	230,161,294	92,085,043	70,525,756	210,705,197	760,918,938
Capital expenditures	1,003,961	4,954,756	944,942	1,956,424	2,307,689	11,167,772

1 Asphalt Group segment profit includes a real estate impairment charge of $1,183,421.

2 Underground Group segment profit includes the gain on the sale of its Grapevine, Texas facility in the amount of $7,714,305.

	Year Ended December 31,
	2006	2005	2004
Sales:
Total external sales for reportable segments	$ 710,606,813	$ 616,067,723	$ 504,223,563
Intersegment sales for reportable segments	29,486,529	36,716,625	16,631,145
Other sales	--	1,097,618	944,188
Elimination of intersegment sales	(29,486,529)	(37,814,243)	(17,245,145)
Total consolidated sales	$ 710,606,813	$ 616,067,723	$ 504,553,751
Net Income:
Total profit for reportable segments	$ 76,885,098	$ 57,245,831	$ 33,695,252
Other (loss)	(36,439,102)	(28,820,624)	(21,204,134)
Minority interest in earnings of subsidiary	(82,368)	(105,308)	(111,260)
(Elimination) recapture of intersegment profit	(775,785)	(225,678)	102,874
Income from discontinued operations, net of tax	--	--	1,164,307
Gain on disposal of discontinued operations, net of tax	--	--	5,406,224
Total consolidated net income	$ 39,587,843	$ 28,094,221	$ 19,053,263
Assets:
Total assets for reportable segments	$ 672,809,514	$ 560,575,732	$ 550,213,741
Other assets	233,291,974	231,066,768	210,705,197
Elimination of intercompany profit in inventory and leased equipment	(1,157,018)	(381,234)	(155,556)
Elimination of intercompany receivables	(310,941,290)	(253,558,866)	(254,374,494)
Elimination of investment in subsidiaries	(101,255,392)	(133,283,656)	(146,869,258)
Other eliminations	(70,885,253)	(57,836,070)	(34,701,663)
Total consolidated assets	$ 421,862,535	$ 346,582,674	$ 324,817,967
Interest expense:
Total interest expense for reportable segments	$ 206,113	$ 800,038	$ 578,968
Other interest expense	1,465,739	3,409,008	4,453,910
Total consolidated interest expense	$ 1,671,852	$ 4,209,046	$ 5,032,878
Depreciation and amortization:
Total depreciation and amortization for reportable segments	$ 11,507,660	$ 10,512,808	$ 10,152,377
Other depreciation and amortization	383,431	337,214	416,116
Depreciation from discontinued operations	--	--	550,977
Total consolidated depreciation and amortization	$ 11,891,091	$ 10,850,022	$ 11,119,470
Capital expenditures:
Total capital expenditures for reportable segments	$29,442,904	$ 11,153,957	$ 8,860,083
Other capital expenditures	1,436,210	475,640	2,307,689
Total consolidated capital expenditures	$ 30,879,114	$ 11,629,597	$ 11,167,772

Sales by major geographic region were as follows:
	Year Ended December 31,
	2006	2005	2004
United States	$ 518,455,721	$ 499,837,874	$ 381,937,896
Asia	7,867,141	1,895,473	5,735,725
Southeast Asia	6,660,597	6,555,077	12,150,466
Europe	36,128,754	13,059,057	21,163,574
South America	13,670,468	11,231,342	8,478,688
Canada	41,527,458	20,729,916	15,498,076
Australia	10,891,367	6,600,885	6,106,948
Africa	38,059,309	31,733,472	25,562,020
Central America	13,721,178	8,757,345	9,431,789
Middle East	18,251,651	8,525,253	10,068,121
West Indies	2,442,514	6,635,443	1,786,012
Other	2,930,655	506,586	6,634,436
Total	$ 710,606,813	$ 616,067,723	$ 504,553,751

Long-lived assets by major geographic region were as follows:
	Year Ended December 31,
	2006	2005	2004
United States	$ 126,887,083	$ 109,535,396	$ 115,600,440
Canada	9,154,708	8,661,016	8,458,294
Africa	2,802,784	2,358,072	2,274,794
Total	$ 138,844,575	$ 120,554,484	$ 126,333,528

17. Other Comprehensive Income

The balance of related after-tax components comprising accumulated other comprehensive income is summarized below:
	Year Ended December 31,
	2006	2005
Foreign currency translation adjustment	$ 3,475,610	$ 4,278,596
Post-retirement benefits, net of tax	291,505	--
Minimum pension liability adjustment, net of tax	(1,280,857)	(1,673,920)
Accumulated other comprehensive income	$ 2,486,258	$ 2,604,676

18. Assets Held for Sale

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

19. Other Income (Expense) - Net

Other income (expense) - net consisted of the following:
	Year Ended December 31,
	2006	2005	2004
Loss on foreign currency transactions	$ (167,478)	$ (120,374)	$ (294,674)
Other	334,635	330,268	227,052
Total	$ 167,157	$ 209,894	$ (67,622)

ASTEC INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE (II)
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

DESCRIPTION	BEGINNING BALANCE	ADDITIONS CHARGES TO COSTS & EXPENSES	OTHER ADDITIONS	DEDUCTIONS	ENDING BALANCE
December 31, 2006: Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$ 1,876,880	$ 374,748	$ -	$ 470,441(1)	$ 1,781,187
Reserve for inventory	$12,024,656	$ 3,721,613	$ -	$ 4,600,311	$11,145,958
Other Reserves: Product warranty	$ 5,666,123	$11,712,690	$ -	$10,194,867(2)	$ 7,183,946
December 31, 2005: Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$ 2,093,159	$ 190,984	$ -	$ 407,263(1)	$ 1,876,880
Reserve for inventory	$12,030,697	$ 3,088,515	$ -	$ 3,094,556	$12,024,656
Other Reserves: Product warranty	$ 4,788,558	$10,432,651	$ -	$9,555,086(2)	$ 5,666,123
December 31, 2004: Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$ 1,751,788	$ 592,544	$ -	$251,173 (1)	$ 2,093,159
Reserve for inventory	$11,280,673	$ 3,426,958	$ -	$2,676,934	$12,030,697
Other Reserves: Product warranty	$ 3,612,930	$ 8,586,480	$ -	$7,410,852(2)	$ 4,788,558

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

Date: March 8, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by a majority of the Board of Directors of the Registrant on the dates indicated:
SIGNATURE	TITLE	DATE
/s/ J. Don Brock J. Don Brock	Chairman of the Board and President	March 8, 2007
/s/ Albert E. Guth Albert E. Guth	Director	March 8, 2007
/s/ W. Norman Smith W. Norman Smith	Group Vice President - Asphalt and Director	March 8, 2007
/s/ Robert G. Stafford Robert G. Stafford	Vice President R&D and Director	March 8, 2007
/s/ William B. Sansom William B. Sansom	Director	March 8, 2007
/s/ Phillip E. Casey Phillip E. Casey	Director	March 8, 2007
/s/ Glen E. Tellock Glen E. Tellock	Director	March 8, 2007
/s/ William D. Gehl William D. Gehl	Director	March 8, 2007
/s/ Daniel K. Frierson Daniel K. Frierson	Director	March 8, 2007
/s/ Ronald F. Green Ronald F. Green	Director	March 8, 2007
Commission File No. 0-14714

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

EXHIBITS FILED WITH ANNUAL REPORT
ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

ASTEC INDUSTRIES, INC.
1725 Shepherd Road
Chattanooga, Tennessee 37421

ASTEC INDUSTRIES, INC.
FORM 10-K
INDEX TO EXHIBITS

Exhibit Number	Description
Exhibit 10.33

Eighth Amendment to the Credit Agreement, dated February 8, 2006, among Astec Industries, Inc., Astec, Inc., Heatec, Inc., CEI Enterprises, Inc., Astec Systems, Inc., Telsmith, Inc., Kolberg-Pioneer, Inc., Johnson Crushers International, Inc., Breaker Technology, Inc., Astec Mobile Screens, Inc., Carlson Paving Products, Inc., Roadtec, Inc., Astec Underground Inc., American Augers, Inc., Astec Holdings, Inc., AI Development Group, Inc., AI Enterprises, Inc., RI Properties, Inc., TI Services, Inc., Astec Investments, Inc., and General Electric Capital Corporation.

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