Form 10-Q
period 2007-03-31
ASTEC INDUSTRIES INC
filed 2007-05-08
CIK 792987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, par value $0.20	Outstanding at April 24, 2007 21,874,243

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements
Astec Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)
	March 31, 2007 (unaudited)	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$57,120	$44,878
Trade receivables, net	84,464	64,591
Other receivables	1,762	2,083
Inventories	164,725	157,836
Prepaid expenses and other	5,302	5,750
Deferred income tax assets	8,886	7,880
Total current assets	322,259	283,018
Property and equipment, net	117,720	113,914
Goodwill	19,424	19,384
Other assets	5,758	5,547
Total assets	$465,161	$421,863
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable - trade	$52,837	$42,561
Accrued product warranty	7,912	7,184
Customer deposits	30,759	22,486
Accrued payroll and related liabilities	5,233	9,298
Accrued loss reserves	2,990	2,976
Income taxes payable	8,520	671
Other accrued liabilities	19,265	19,693
Total current liabilities	127,516	104,869
Deferred income tax liabilities	5,600	6,332
Accrued retirement benefit costs	2,831	3,000
Other non-current liabilities	11,729	10,797
Minority interest in consolidated subsidiary	704	699
Total shareholders' equity	316,781	296,166
Total liabilities and shareholders' equity	$465,161	$421,863

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended March 31,
	2007	2006
Net sales	$ 215,563	$ 185,724
Cost of sales	161,190	140,572
Gross profit	54,373	45,152
Selling, general, administrative and engineering expenses	30,529	27,740
Income from operations	23,844	17,412
Interest expense	415	430
Other income, net of expense	685	265
Income before income taxes and minority interest in earnings	24,114	17,247
Income taxes	8,746	6,347
Income before minority interest in earnings	15,368	10,900
Minority interest in earnings	34	3
Net income	$ 15,334	$ 10,897

Earnings per common share
Net income:
Basic	$ 0.71	$ 0.51
Diluted	$ 0.69	$ 0.50
Weighted average common shares outstanding:
Basic	21,644,097	21,194,708
Diluted	22,194,736	21,897,073

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$ 15,334	$ 10,897
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	3,637	2,993
Provision for doubtful accounts	10	102
Provision for inventory reserve	741	890
Provision for warranty reserve	3,280	3,593
Deferred compensation provision	570	408
Purchase/sale of trading security by supplemental executive retirement plan, net	(149)	(320)
Stock-based payments	560	360
Tax benefit from stock option exercise	(1,040)	(897)
Deferred income tax provision (benefit)	(1,738)	38
Gain on sale and disposition of fixed assets	14	16
Minority interest in earnings of subsidiary	(34)	(3)
(Increase) decrease in:
Trade and other receivables	(19,562)	(24,723)
Inventories	(7,630)	(13,553)
Prepaid expenses and other	449	1,265
Other non-current assets	(159)	138
Increase (decrease) in:
Accounts payable	10,276	6,407
Accrued product warranty	(2,552)	(2,700)
Customer deposits	8,274	6,973
Income taxes payable	8,822	5,330
Other accrued liabilities	(4,277)	1,359
Net cash provided (used) by operating activities	14,826	(1,427)

Cash flows from investing activities:
Proceeds from sale of property and equipment	128	2
Expenditures for property and equipment	(7,570)	(6,223)
Net cash used by investing activities	(7,442)	(6,221)

Cash flows from financing activities:
Tax benefit from stock option exercise	1,040	897
Sale/purchase, net of company shares by supplemental executive retirement plan	381	247
Proceeds from issuance of common stock	3,519	4,545
Net cash provided by financing activities	4,940	5,689
Effect of exchange rate changes on cash	(82)	217
Net increase (decrease) in cash and cash equivalents	12,242	(1,742)
Cash and cash equivalents at beginning of period	44,878	22,598
Cash and cash equivalents at end of period	$ 57,120	$ 20,856

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity
For the Three Months Ended March 31, 2007
( in thousands, except shares)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Company Shares Held by SERP	Total Shareholders' Equity
Balance December 31, 2006	21,696,374	$ 4,339	$ 93,760	$ 197,661	$ 2,487	$ (2,081)	$ 296,166
Net income				15,334			15,334
Other comprehensive income:
Foreign currency translation adjustment					(162)		(162)
Minimum pension liability adjustment					8		8
Comprehensive income							15,180
Stock incentive plan expense, gross			560				560
FIN 48 adjustment				(65)			(65)
Exercise of stock options and stock to directors, including tax benefits	166,494	34	4,525				4,559
SERP transactions, net			244			137	381
Balance, March 31, 2007	21,862,868	$ 4,373	$ 99,089	$ 212,930	$ 2,333	$ (1,944)	$ 316,781

See Notes to Unaudited Condensed Consolidated Financial Statements

ASTEC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Astec Industries, Inc. and subsidiaries Annual Report on Form 10-K for the year ended December 31, 2006.

The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Certain reclassifications were made to the prior year presentation to conform to the current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Astec Industries, Inc. and subsidiaries Annual Report on Form 10-K for the year ended December 31, 2006.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109, Accounting for Income Taxes" ("FIN 48"). FIN 48 defines a criterion that an income tax position would have to meet for some or all of the benefit of that position to be recognized in an entity's financial statements. FIN 48 requires that the cumulative effect of applying its provisions be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company began applying its provisions effective January 1, 2007. The impact of adopting this statement is described in Note 7.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which provides guidance on how to measure assets and liabilities that use fair value. SFAS No. 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and the Company will begin applying its provisions effective January 1, 2008. The Company has not yet determined the impact, if any, that the adoption of this statement will have on the Company's financial statements.

In February 2007 the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This statement allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. The statement is effective for an entity's fiscal year that begins after November 15, 2007. The Company has not yet determined what effect, if any, the implementation of this statement will have on the Company's financial statements.

Note 2. Stock-based Compensation

Under terms of the Company's stock option plans, officers and certain other employees may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. The Company has reserved shares of common stock for exercise of outstanding non-qualified options and incentive options of officers and employees of the Company and its subsidiaries at prices determined by the Board of Directors. In addition, a Non-employee Directors Stock Incentive Plan has been established to allow non-employee directors to have a personal financial stake in the Company through an ownership interest. Directors may elect to receive their compensation in cash, common stock, deferred stock or stock options. Options granted under the Non-employee Directors Stock Incentive Plan and the Executive Officer Annual Bonus Equity Election Plan vest and become fully exercisable immediately. Generally, other options granted vest over 12 months. All stock options have a ten-year term. All granted options were vested prior to December 31, 2006, therefore no stock option expense was recorded in the three months ended March 31, 2007 and there were no unrecognized compensation costs related to stock options previously granted as of that date. The Company recorded stock option expense of $381,000 in the three months ended March 31, 2006.

In August 2006, the Compensation Committee of the Board of Directors implemented a five-year plan to award key members of management restricted stock units each year. The details of the plan were formulated under the 2006 Incentive Plan approved by the Company's shareholders in their annual meeting held in April, 2006. The plan allows up to 700,000 shares to be granted to employees over the next five years. Units granted each year will be determined based upon individual subsidiaries and consolidated annual financial performance. Each award will vest at the end of five years from the date of grant, or at the time a recipient reaches age 65, if earlier. Based upon performance for 2006, management was granted 71,100 restricted stock units on March 8, 2007 and it is anticipated that an additional 73,100 units will be granted in March 2008 for performance in 2007. Compensation expense of $560,000 has been recorded in the three months ended March 31, 2007 to reflect the fair value of the 144,200 shares amortized over the portion of the vesting period occurring during the period. Based upon the March 8, 2007 fair value of $38.76 for the 71,100 units and the March 30, 2007 fair value of $40.25 for the 73,100 units, $4,434,000 of compensation costs will be recognized in future periods through 2013. The fair value of the 73,100 restricted stock units will be adjusted quarterly to the period-end market value of the Company's stock until the units are actually granted, which is expected to be in March, 2008.

Note 3. Receivables

Receivables are net of allowance for doubtful accounts of $1,764,000 and $1,781,000 as of March 31, 2007 and December 31, 2006, respectively.

Note 4. Inventories

Inventories are stated at the lower of first-in, first-out cost or market and consist of the following:

	(in thousands)
	March 31, 2007	December 31, 2006
Raw Materials	$ 87,944	$ 77,229
Work-in-Process	44,083	43,227
Finished Goods	24,255	27,993
Used Equipment	8,443	9,387
Total	$ 164,725	$ 157,836

Note 5. Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with SFAS No. 128 and SFAS No. 123(R). Basic earnings per share exclude any dilutive effects of stock options and restricted stock units.

The following table sets forth the computation of basic and diluted earnings per share:
	Three Months Ended March 31,
	2007	2006
Numerator:
Net income	$ 15,334,000	$ 10,897,000
Denominator:
Denominator for basic earnings per share	21,644,097	21,194,708
Effect of dilutive securities:
Employee stock options	442,674	589,627
Supplemental Executive Retirement Plan	107,965	112,738
Denominator for diluted earnings per share	22,194,736	21,897,073

Net income per share:
Basic	$ 0.71	$ 0.51
Diluted	$ 0.69	$ 0.50

A total of approximately 300 and 800 options for the three months ended March 31, 2007 and 2006, respectively, were antidilutive and were therefore not included in the diluted earnings per share computation.

Note 6. Property and Equipment

Property and equipment is stated at cost, less any required impairment charge. Property and equipment is net of accumulated depreciation of $112,864,000 and $110,521,000 as of March 31, 2007 and December 31, 2006, respectively.

Note 7. Uncertainty in Income Taxes

Astec Industries, Inc. and one or more of its subsidiaries (Astec) file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. Astec is no longer subject to U.S. federal income tax examinations by authorities for years prior to 2003. With few exceptions, Astec is no longer subject to state and local or non-U.S. income tax examinations by authorities for years prior to 2001. In the first quarter of 2007, Revenue Canada commenced an examination of the 2004 and 2005 Canadian income tax returns of Breaker Technology, Ltd. (BTL), Astec's Canadian subsidiary. Management anticipates that the audit will be completed in 2007. Management does not anticipate any material changes to its financial position due to the results of the audit.

Astec adopted provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, Astec recognized a $65,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Astec has a $1,191,000 liability recorded for unrecognized tax benefits as of January 1, 2007 which includes interest and penalties of $94,000. Astec recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $818,000, which includes interest and penalties of $94,000. Astec does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of 2007.

In the March 31, 2007 balance of unrecognized tax benefits, there are no tax positions for which the ultimate deductibility is highly certain but the timing of such deductibility is uncertain. Accordingly there is no impact to the deferred tax accounting for certain tax benefits.

Note 8. Comprehensive Income

Total comprehensive income for the three month periods ended March 31, 2007 and 2006 was $15,180,000 and $11,171,000, respectively. The components of comprehensive income for the periods indicated are set forth below:
	(in thousands)
	Three Months Ended March 31,
	2007	2006
Net income	$15,334	$10,897
Minimum pension liability adjustment	8	-
Increase (decrease) in foreign currency translation	(162)	274
Total comprehensive income	$ 15,180	$ 11,171

Note 9. Contingent Matters

Certain customers have financed purchases of Astec products through arrangements in which the Company is contingently liable for customer debt of approximately $2,394,000 and for residual value guarantees aggregating approximately $147,000 at March 31, 2007 and contingently liable for customer debt of approximately $2,755,000 and for residual value guarantees aggregating approximately $147,000 at December 31, 2006. The Company's credit facility with General Electric Capital Corporation dated May 14, 2003 limits contingent liabilities or guaranteed indebtedness created after May 14, 2003 to an aggregate total of $5,000,000 at any time, or to $2,000,000 for any one customer. As of March 31, 2007, guaranteed indebtedness created under the current loan agreement dated May 14, 2003 was $388,000. At March 31, 2007, the maximum potential amount of future payments under these guarantees for which the Company would be liable is equal to $2,541,000. The Company does not believe it will be called on to fulfill any of these contingencies, and therefore the carrying amounts on the consolidated balance sheets of the Company for these contingent liabilities are zero.

In addition, the Company is contingently liable under letters of credit of approximately $4,846,000, including a $2,000,000 letter of credit issued to the Company's South African subsidiary, Osborn Engineered Products SA (Pty) (Osborn). Under the Company's credit facility, the terms of letters of credit are limited to one year. Osborn is contingently liable for a total of $3,140,000 in performance and retention bonds, of which $2,000,000 are secured by the $2,000,000 letter of credit issued by the Company. As of March 31, 2007, the maximum potential amount of future payments under these letters of credit and bonds for which the Company could be liable is approximately $5,986,000.

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

Note 10. Segment Information

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
	(in thousands)
	Three Months Ended
	March 31, 2007
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales from external customers	$ 65,010	$ 82,343	$ 43,950	$ 24,260	$ -	$ 215,563
Intersegment sales	3,029	2,284	1,601	5,193	-	12,107
Gross profit (loss)	17,927	20,879	10,182	5,395	(10)	54,373
Gross profit percent	27.6%	25.4%	23.2%	22.2%	-	25.2%
Segment profit (loss)	$ 11,453	$ 10,375	$ 5,477	$ 1,014	$(13,110)	$ 15,209

	(in thousands)
	Three Months Ended
	March 31, 2006
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales from external customers	$ 55,732	$ 71,262	$ 36,353	$ 22,377	$ -	$ 185,724
Intersegment sales	2,512	3,059	1,117	1,177	-	7,865
Gross profit (loss)	14,568	17,186	9,258	4,246	(106)	45,152
Gross profit percentage	26.1%	24.1%	25.5%	19.0%	-	24.3%
Segment profit (loss)	$ 8,293	$ 7,982	$ 4,932	$ 302	$(10,424)	$ 11,085

Reconciliation of the reportable segment totals for profit or loss to the Company's consolidated totals is as follows:
	(in thousands)
	Three Months Ended March 31,
	2007	2006
Total profit for reportable segments	$ 15,209	$ 11,085
Minority interest in earnings	(34)	(3)
Recapture (elimination) of intersegment profit	159	(185)
Consolidated net income	$ 15,334	$ 10,897

Note 11. Seasonality

Based upon historical results of the past several years and expected results for this year, twenty-six percent (26%) to twenty-eight percent (28%) of the Company's business volume typically occurs during the first three months of the year. During the usual seasonal trend, the first three quarters of the year are the Company's stronger quarters for business volume, with the fourth quarter normally being the weakest quarter.

Note 12. Goodwill

At March 31, 2007 and December 31, 2006, the Company had unamortized goodwill in the amount of $19,424,000 and $19,384,000, respectively.

The changes in the carrying amount of goodwill by operating segment for the periods ended March 31, 2007 are as follows:
	Asphalt Group	Aggregate and Mining Group	(in thousands) Mobile Asphalt Paving Group	Underground Group	Total
Balance December 31, 2006	$ 1,157	$ 16,581	$ 1,646	$ -	$ 19,384
Foreign currency translation	-	40	-	-	40
Balance March 31, 2007	$ 1,157	$ 16,621	$ 1,646	$ -	$ 19,424

Note 13. Long-term Debt

The Company entered into a revolving credit facility and senior note agreement with General Electric Capital Corporation ("GECC") on May 14, 2003. Currently, under the amended GECC revolving credit facility, which was scheduled to expire on May 14, 2007, maximum borrowings of $87,500,000 are based on a percentage of eligible receivables and inventory. The $87,500,000 limit includes $5,000,000 for use by the Canadian subsidiary Breaker Technology Ltd., as discussed further below. Availability under the revolving facility is adjusted monthly and interest is due in arrears. Interest rates are based on applicable index rates plus a sliding scale of applicable index margins from zero to three-fourths of one percent (0.75%), or at the option of the borrower, the LIBOR margin plus an applicable index margin from two percent (2.0%) to two and three-fourths percent (2.75%) based on a level of total funded debt ratio. Additionally, the GECC amended agreement permits the Company to hold inventory notes or customer financing of up to $4,000,000 at any time. The credit facility contains certain restrictive financial covenants relative to operating ratios and capital expenditures. As of March 31, 2007, net availability under the revolving GECC credit facility was approximately $82,407,000 and no borrowings were outstanding.

The Company was in compliance with the financial covenants under its credit facility as of March 31, 2007.

The Company's Canadian subsidiary, Breaker Technology Ltd, ("BTL") has available a credit facility issued by General Electric Capital-Canada ("GEC Canada") dated May 14, 2003, with a term of four years for $5,000,000 to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit guarantees. Interest rates are based on applicable index rates plus a sliding scale of applicable index margins from two percent (2.0%) to two and three-fourths percent (2.75%) based on a level of total funded debt ratio. At March 31, 2007, BTL did not have any outstanding balance under the credit facility but did have approximately $353,000 in letter of credit guarantees under the facility. This amount is included in total letter of credit guarantees disclosed in "Note 9 - Contingent Matters" above. The Company is the primary guarantor to GEC Canada of payment and performance for this $5,000,000 credit facility. The term of the guarantee is equal to the related debt. The maximum potential amount of future payments the Company would be required to make under its guarantee at March 31, 2007 is $353,000.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., ("Osborn") has available a credit facility of approximately $4,743,000 (ZAR 34,580,000) to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. As of March 31, 2007, Osborn had no outstanding borrowings under the credit facility, but approximately $3,140,000 in performance and retention bonds were guaranteed under the facility. The facility is secured by Osborn's account receivables, retention and cash balances and a $2,000,000 letter of credit issued by the parent Company. The portion of the available facility not secured by the $2,000,000 letter of credit fluctuates monthly based upon fifty percent (50%) of Osborn's accounts receivable, retention and cash balances at the end of the prior month. As of March 31, 2007, Osborn Engineered Products had available credit under the facility of approximately $1,603,000.

Subsequent to March 31, 2007, Astec Industries, Inc. and certain of its subsidiaries (the Company) entered into an unsecured credit agreement with Wachovia Bank, National Association (Wachovia) whereby Wachovia has extended to Astec an unsecured line of credit loan of up to $100,000,000 including a sub-limit for letters of credit of up to $15,000,000. The new credit agreement replaced the previously secured credit facility the Company had in place with GECC.

The new credit facility is unsecured and has an original term of three years (which is subject to further extensions as provided therein). The interest rate for borrowings is a function of the Adjusted LIBOR Rate or Adjusted LIBOR Market Index Rate, as elected by Astec, plus a margin based upon a leverage ratio pricing grid ranging between 0.5% and 1.5%. As of March 31, 2007 and if the credit facility was then in effect, the applicable margin based upon the leverage ratio pricing grid would equal 0.5%. The new credit facility requires no principal amortization and interest only payments are due, in the case of loans bearing interest at the Adjusted LIBOR Market Index Rate, monthly in arrears and, in the case of loans bearing at the Adjusted LIBOR Rate, at the end of the applicable interest period therefore. The credit agreement with Wachovia contains certain financial covenants related to minimum fixed charge coverage ratios, minimum tangible net worth and maximum allowed capital expenditures.

Note 14. Product Warranty Reserves

Changes in the Company's product warranty liability for the three month periods ended March 31, 2007 and 2006 are as follows:
	(in thousands)
	Three Months Ended March 31,
	2007	2006
Reserve balance at the beginning of the period	$ 7,184	$ 5,666
Warranty liabilities accrued during the period	3,280	3,593
Warranty liabilities settled during the period	(2,552)	(2,700)
Reserve balance at the end of the period	$ 7,912	$ 6,559

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

Note 15. Post Retirement Benefits

The Company expects to contribute approximately $700,000 to its pension plan and $155,000 to its post-retirement benefit plan during 2007. Approximately $134,000 of the contribution was paid to the pension plan and approximately $41,000 was paid for post-retirement benefits during the three months ended March 31, 2007.

The components of net periodic pension cost and post-retirement benefit cost for the three months ended March 31, 2007 and 2006 are as follows:
	(in thousands)
	Pension Benefit		Post-Retirement Benefits
	2007	2006	2007	2006
Service cost	$ -	$ -	$ 14	$ 29
Interest cost	140	135	12	21
Expected return on assets	(160)	(135)	-	-
Amortization of prior service cost	-	-	7	7
Amortization of net (gain) loss	20	31	(19)	(9)
Net periodic benefit cost	$ -	$ 31	$ 14	$ 48

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

 Note 17. Other Income, net of expense

For the three months ended March 31, 2007 and 2006, the Company had other income, net of expenses, totaling $685,000 and $265,000, respectively. Major items comprising the net totals for the periods are as follows:
	(in thousands) Three Months Ended March 31,
	2007	2006
Interest income	$ 644	$ 192
Gain (loss) on foreign currency transactions	(74)	7
Other	115	66
Total	$ 685	$ 265

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words, "believes," "anticipates," "intends," and "expects" and similar expressions. Such forward-looking statements include, without limitation, statements regarding the Company's expected sales during 2007, the Company's expected effective tax rates for 2007, the Company's expected capital expenditures in 2007, the expected benefit of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through March 31, 2008, the impact of the enactment of SAFTEA-LU, the need for road improvements, the impact of other public sector spending and funding mechanisms, the Company's backlog levels, changes in the economic environment as it affects the Company, the timing and impact of changes in the economy, the market confidence of customers and dealers, the Company's general liability insurance coverage for product liability and other similar tort claims, the Company being called upon to fulfill certain contingencies, the expected contributions by the Company to its pension plan, its post-retirement plan and other benefits, the expected dates of granting of restricted stock units, the rise of interest rates and the impact of such rise on the financial results of the Company, changes in the prices of steel and oil, the change in the level of the Company's presence in international markets, the outcome of audits by taxing authorities, the impact of research and development tax credits if approved by Congress and the ultimate outcome of the Company's current claims and legal proceedings.

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

In addition to the risks and uncertainties identified elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, most recently in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the risk factors described in the section under the caption "Risk Factors" should be carefully considered when evaluating the Company's business and future prospects.

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

The Company has 13 companies that fall within four reportable operating segments, which include the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group. The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other unrelated industries. The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries. The business units in the Mobile Asphalt Paving Group design, manufacture and market asphalt pavers, material transfer vehicles, milling machines and screeds. The business units in the Underground Group design, manufacture and market a complete line of trenching equipment and directional drills and auger boring machines for the underground construction market. The Company also has one other category that contains the business units that do not meet the requirements for separate disclosure as an operating segment. The business units in the Other category include Astec Insurance Company and Astec Industries, Inc., the parent company.

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

In August 2005, President Bush signed into law the Safe, Accountable, Flexible and Efficient Transportation Equity Act - A Legacy for Users ("SAFETEA-LU"), which authorizes appropriation of $286.5 billion in guaranteed federal funding for road, highway and bridge construction, repair and improvement of the federal highway and transit projects for federal fiscal years October 1, 2004 through September 30, 2009. The Company believes that the federal highway funding significantly influences the purchasing decisions of the Company's customers who are more comfortable making purchasing decisions with the six-year legislation in place. The Federal funding provides for approximately 25% of highway, street, roadway and parking construction funding in the United States. President Bush signed into law on February 15, 2007 a funding bill for the 2007 fiscal year, which among other things delivers record investment levels for the federal highway programs.

The public sector spending described above is needed to fund road, bridge and mass transit improvements. Unquestionably, the Company believes that increased funding is needed to restore the nation's highways to a quality level required for safety, fuel efficiency and mitigation of congestion. In the Company's opinion, amounts needed are significantly above amounts proposed, and funding mechanisms such as the federal usage fee per gallon of gasoline, which has not been increased in thirteen years, would need to be increased along with other measures to generate the funds needed.

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and its impact on customers' purchase decisions and the price of steel may each affect the Company's financial performance. Economic downturns, like the one experienced from 2001 through 2003, generally result in decreased purchasing by the Company's customers, which, in turn, causes reductions in sales and increased pricing pressure on the Company's products. Rising interest rates also typically have the effect of negatively impacting customers' attitudes toward purchasing equipment. The Company expects only slight changes in interest rates in 2007 and does not expect such changes to have a material impact on the financial results of the Company. Significant portions of the Company's revenues relate to the sale of equipment that produces asphalt mix. A major component of asphalt is oil. A rise in the price of oil increases the cost of providing asphalt, which could likely decrease demand for asphalt, and therefore decrease demand for certain Company products. Steel is a major component in the Company's equipment. Steel prices increased dramatically during 2004 and, although they abated somewhat during 2005 and 2006, they remain at historically high levels. Although the Company increased prices in response to the rising cost of steel, purchased parts and component prices, if the Company is not able to raise the prices of its products enough to cover the increased costs of goods, the Company's financial results will be negatively affected. If the Company sees increases in upcoming steel prices it will take advantage of buying opportunities to offset such future pricing where possible. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. The Company's customers appear to be adapting their prices in response to the fluctuating oil prices and the fluctuations do not appear to be significantly impairing the equipment purchases by them at this time. In addition to the factors stated above, many of the Company's markets are highly competitive, and its products compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. The reduced value of the dollar relative to many foreign currencies and the current positive economic conditions in certain foreign economies continue to have a positive impact on international sales.

Results of Operations

For the three months ended March 31, 2007, net sales increased $29,839,000, or 16.1%, to $215,563,000 from $185,724,000 for the three months ended March 31, 2006. Sales are generated primarily from new equipment purchases made by customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development. The overall growth in sales for three months ended March 31, 2007 compared to the three months ended March 31,2006 is reflective of a strong economy, an overwhelming need for road improvements resulting in state initiatives to increase funding, market acceptance of new products, improving market share, increasing sales of recycling equipment and stronger international sales. For the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006, (1) net sales for the Asphalt Group increased approximately $9,278,000 or 16.6%; (2) net sales for the Aggregate and Mining Group increased approximately $11,081,000 or 15.5%; (3) net sales for the Underground Group increased approximately $1,883,000 or 8.4%; and (4) net sales for the Mobile Asphalt Paving Group increased approximately $7,597,000 or 20.9%. Parts sales for the quarter ended March 31, 2007 were $42,991,000 compared to $44,672,000 for the quarter ended March 31, 2006, for a decrease of $1,681,000 or 3.8%. For the quarter ended March 31, 2007 compared to the same period of 2006, the increase in sales for the Asphalt segment related primarily to a significant increase in domestic sales offset by a decrease in international sales while the Underground segment grew their international sales while experiencing a decrease in their domestic sales. The increase in sales in the Aggregate and Mining and the Mobile Asphalt Paving segments were driven by both domestic and international sales increases. Domestic sales accounted for 77.2% and international sales 22.8% of the first quarter revenues of 2007 compared to 81.3% for domestic sales and 18.7% for international sales for the first quarter of 2006.

International sales for the quarter ended March 31, 2007 compared to the same period of 2006 increased $14,441,000, or 41.6%. International sales were $49,133,000 for the quarter ended March 31, 2007 compared to $34,692,000 for the quarter ended March 31, 2006. For the quarters ended March 31, 2007 and 2006, international sales accounted for approximately 22.8% and 18.7% of net sales, respectively. International sales increased for the first quarter of 2007 compared to the same period in 2006, in Europe, Africa, Central America, the Middle East and Canada while international sales decreased in Australia and the West Indies for the comparable periods. There were only nominal changes in all other geographic markets. The Company believes the overall increased level of international sales relates to improving economic conditions in certain foreign economies, continued weakness of the U.S. dollar compared to certain foreign currencies and increased sales efforts by the Company in foreign markets.

Gross profit for the three months ended March 31, 2007 increased $9,221,000 or 20.4%, to $54,373,000 from $45,152,000 for the three months ended March 31, 2006. Gross profit as a percentage of sales for the three months ended March 31, 2007 and 2006 was 25.2% and 24.3%, respectively, or an increase of 90 basis points. For the quarter ended March 31, 2007 compared to the same period in 2006, gross profit for the Asphalt Group increased from approximately $14,568,000 to approximately $17,927,000 or an increase of approximately $3,359,000 or 23.1%. This resulted in an increase in gross profit as a percentage of sales from 26.1% to 27.6% or 150 basis points for the same periods for this group. For the quarter ended March 31, 2007 compared to the same period in 2006, gross profit for the Aggregate and Mining Group increased from approximately $17,186,000 to approximately $20,879,000 or an increase of approximately $3,693,000 or 21.5%. Gross profit as a percentage of sales increased 130 basis points from 24.1% to 25.4% for the first quarters of 2007 and 2006, respectively, for the Aggregate and Mining Group. For the quarter ended March 31, 2007 compared to the same period in 2006, gross profit for the Mobile Asphalt Paving Group increased from approximately $9,258,000 to approximately $10,182,000 or an increase of approximately $924,000 or 10.0%. Although the gross profit increased for this group in dollar terms, as a percentage of sales gross profit decreased from 25.5% to 23.2%, or 230 basis points. The decrease in margins for the Mobile Asphalt Paving Group was primarily caused by product mix variations, production inefficiencies encountered during a plant expansion and related relocation of manufacturing equipment and pricing pressures from a competitor that was being sold. For the quarter ended March 31, 2007 compared to the same period in 2006, gross profit for the Underground Group increased from approximately $4,246,000 to approximately $5,395,000 or an increase of approximately $1,149,000 or 27.1%. This resulted in an increase in gross profit as a percentage of sales from 19.0% to 22.2% or 320 basis points for the same periods for this group. On a consolidated basis, the gross profit percentage increase for the quarter ended March 31, 2007 compared to the same period of 2006 was primarily due to a favorable mix of products, increased international sales, price increases and the impact of the Company's cost and design initiative programs.

Selling, general, administrative and engineering expenses for the quarter ended March 31, 2007 were $30,529,000, or 14.2% of net sales, compared to $27,740,000, or 14.9% of net sales for the quarter ended March 31, 2006, an increase of $2,789,000 or 10.1%. The increase in selling, general, administrative and engineering expenses for the three months ended March 31, 2007 compared to the same period of 2006 related primarily to an increase in personnel expenses of approximately $685,000 due to increased staffing in order to support increased sales volume. Group health insurance expense increased approximately $560,000 due to an increase in the utilization rate as compared to the prior year and an increase in staffing. The profit sharing bonus expense, which is formula driven, increased approximately $519,000 due to improved performance by the subsidiaries. Sales commissions increased approximately $428,000 due to increased sales volumes while travel expense, including airline tickets, rental cars, lodging and meals increased approximately $299,000 due to increased selling efforts by the Company and cost increases by vendors in these services.

On January 1, 2006 the Company began accounting for share based payments under the provisions of Statement of Financial Accounting Standards No. 123R, "Share Based Payment" ("SFAS 123R"). SFAS 123R requires the share based compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). All granted stock options were vested prior to December 31, 2006, therefore no stock option expense was recorded in the three months ended March 31, 2007, and there was no unrecognized compensation costs related to stock options previously granted as of that date. The Company recorded stock option expense of $381,000 in the three months ended March 31, 2006.

In August 2006, the Compensation Committee of the Board of Directors approved a five-year plan to award key members of management restricted stock units each year. The plan allows up to 700,000 shares to be granted to employees over the next five years. Units granted each year will be determined based upon individual subsidiaries and consolidated annual financial performance. Each award will vest at the end of five years from the date of grant, or at the time a recipient reaches age 65, if earlier. Based upon performance for 2006, management was granted 71,100 restricted stock units on March 8, 2007 and it is anticipated that an additional 73,100 units will be granted in March 2008 for performance in 2007. Compensation expense of $560,000 has been recorded in the three months ended March 31, 2007 to reflect the fair value of the 144,200 shares amortized over the portion of the vesting period occurring during the period. Based upon the March 8, 2007 fair value of $38.76 for the 71,100 units and the March 30, 2007 fair value of $40.25 for the 73,100 units, $4,434,000 of compensation costs will be recognized in future periods through 2013. The fair value of the 73,100 restricted stock units will be adjusted quarterly to the period end market value of the Company's stock until the units are actually granted, which is expected to be in March, 2008.

For the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006, interest expense decreased $15,000, or 3.5%, to $415,000 from $430,000. Interest expense as a percentage of net sales was 0.19% and 0.23% for the quarters ended March 31, 2007 and 2006, respectively. Interest expense for the three months ended March 31, 2007 related primarily to the amortization of prepaid loan fees and the payment of other monthly fees related to the GECC credit agreement which provides availability through April 2007.

Other income, net was $685,000 for the quarter ended March 31, 2007 compared to other income, net of $265,000 for the quarter ended March 31, 2006, for an increase of $420,000. Other income, net for the quarters ended March 31, 2007 and 2006 consisted primarily of interest income earned on the Company's available cash balances.

For the three months ended March 31, 2007, the Company recorded income tax expense of $8,746,000, compared to income tax expense of $6,347,000 for the three months ended March 31, 2006. This resulted in effective tax rates for the quarters ended March 31, 2007 and 2006 of 36.3% and 36.8%, respectively.

The Company adopted provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an approximately $65,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1 balance of retained earnings. The Company had a liability of approximately $1,191,000 recorded for unrecognized tax benefits as of January 1, 2007 which includes interest and penalties of approximately $94,000. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $818,000, which includes interest and penalties of approximately $94,000. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of 2007.

For the three months ended March 31, 2007, the Company had net income of $15,334,000 compared to net income of $10,897,000 for the three months ended March 31, 2006 for an increase of $4,437,000 or 40.7%. Earnings per diluted share for the three months ended March 31, 2007 were $0.69 compared to earnings per diluted share for the quarter ended March 31, 2006 of $0.50 for an increase of $0.19 or 38.0%. Diluted shares outstanding for the three months ended March 31, 2007 and 2006 were 22,194,736 and 21,897,073, respectively. The increase in shares outstanding is primarily due to the exercise of stock options by employees of the Company.

The backlog of orders at March 31, 2007 was $260,705,000 compared to $144,481,000 at March 31, 2006, for an increase of $116,224,000 or 80.4%. The increase in the backlog of orders at March 31, 2007 compared to March 31, 2006 related to an increase in domestic backlog totaling approximately $73,367,000 and an increase in international backlog of orders of approximately $42,856,000. The increase in domestic backlog at March 31, 2007 was due primarily to a $54,888,000 increase in the Asphalt Group's domestic backlog. The increase in international backlog at March 31, 2007 related primarily to a $36,703,000 increase in the Aggregate and Mining Group's international backlog accompanied by an increase of $14,341,000 in the Asphalt Group's international backlog. The Company is unable to determine whether the increase in backlog was experienced by the industry as a whole.

Liquidity and Capital Resources

Under the Company's revolving credit agreement with General Electric Capital Corporation ("GECC") which was scheduled to expire on May 14, 2007, maximum borrowings of $87,500,000 are based on a percentage of eligible receivables and inventory. The $87,500,000 limit includes $5,000,000 for use by the Canadian subsidiary Breaker Technology Ltd., as discussed further below. Availability under the revolving facility is adjusted monthly and interest is due in arrears. Interest rates are based on applicable index rates plus a sliding scale of applicable index margins from zero to three-fourths of one percent (0.75%), or at the option of the borrower, the LIBOR margin plus an applicable index margin from two percent (2.0%) to two and three-fourths percent (2.75%) based on a level of total funded debt ratio. Additionally, the GECC amended agreement permits the Company to hold inventory notes or customer financing of up to $4,000,000 at any time. The credit facility contains certain restrictive financial covenants relative to operating ratios and capital expenditures. As of March 31, 2007, net availability under the revolving GECC credit facility was approximately $82,407,000 and no borrowings were outstanding.

The Company was in compliance with the financial covenants under its credit facility as of March 31, 2007.

The Company's Canadian subsidiary, Breaker Technology Ltd, ("BTL") has available a credit facility issued by General Electric Capital-Canada ("GEC Canada") dated May 14, 2003, with a term of four years for $5,000,000 to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit guarantees. Interest rates are based on applicable index rates plus a sliding scale of applicable index margins from two percent (2.0%) to two and three-fourths percent (2.75%) based on a level of total funded debt ratio. At March 31, 2007, BTL did not have any outstanding balance under the credit facility but did have approximately $353,000 in letter of credit guarantees under the facility. This amount is included in total letter of credit guarantees disclosed in Note 9 "Contingent Matters". The Company is the primary guarantor to GEC Canada of payment and performance for this $5,000,000 credit facility. The term of the guarantee is equal to the related debt. The maximum potential amount of future payments the Company would be required to make under its guarantee at March 31, 2007 is $353,000.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., ("Osborn") has available a credit facility of approximately $4,743,000 (ZAR 34,580,000) to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. As of March 31, 2007, Osborn had no outstanding borrowings under the credit facility, but approximately $3,140,000 in performance and retention bonds were guaranteed under the facility. The facility is secured by Osborn's accounts receivable, retention and cash balances and a $2,000,000 letter of credit issued by the parent Company. The portion of the available facility not secured by the $2,000,000 letter of credit fluctuates monthly based upon fifty percent (50%) of Osborn's accounts receivables, retention and cash balances at the end of the prior month. As of March 31, 2007, Osborn Engineered Products had available credit under the facility of approximately $1,603,000.

Subsequent to March 31, 2007, Astec Industries, Inc. and certain of its subsidiaries (Astec) entered into an unsecured credit agreement with Wachovia Bank, National Association (Wachovia) whereby Wachovia has extended to Astec an unsecured line of credit loan of up to $100,000,000 including a sub-limit for letters of credit of up to $15,000,000. The new credit agreement replaced the previously secured credit facility Astec had in place with GECC.

The new credit facility is unsecured and has an original term of three years (which is subject to further extensions as provided therein). The interest rate for borrowings is a function of the Adjusted LIBOR Rate or Adjusted LIBOR Market Index Rate, as elected by Astec, plus a margin based upon a leverage ratio pricing grid ranging between 0.5% and 1.5%. As of March 31, 2007, and if the credit facility was then in effect, the applicable margin based upon the leverage ratio pricing grid would equal 0.5%. The new credit facility requires no principal amortization and interest only payments are due, in the case of loans bearing interest at the Adjusted LIBOR Market Index Rate, monthly in arrears and, in the case of loans bearing at the Adjusted LIBOR Rate, at the end of the applicable interest period. The credit agreement with Wachovia contains certain financial covenants related to minimum fixed charge coverage ratios, minimum tangible net worth and maximum allowed capital expenditures.

Net cash provided by operating activities for the three months ended March 31, 2007 was $14,826,000 compared to net cash used by operating activities of $1,427,000 for the three months ended March 31, 2006. The increase in net cash provided by operating activities for the three months ended March 31, 2007 compared to the same period of 2006 relates primarily to an increase in net income and accounts payable accompanied by smaller increases in inventory and receivables compared to the prior period. These increases were offset by an increase in other accrued liabilities in the first quarter of 2007 compared to a decrease in other accrued liabilities in the first quarter of 2006.

Net cash used by investing activities for the three months ended March 31, 2007 was $7,442,000 compared to net cash used by investing activities of $6,221,000, for the three months ended March 31, 2006. The increase in net cash used by investing activities for the three months ended March 31, 2007 compared to the same period of 2006 relates primarily to an increase in capital expenditures of $1,347,000 in the current period compared to the prior period.

Net cash provided by financing activities for the three months ended March 31, 2007 was $4,940,000 compared to net cash provided by financing activities of $5,689,000 for the three months ended March 31, 2006. The decrease in net cash provided by financing activities for the three months ended March 31, 2007 compared to the same period of 2006 relates primarily to lower proceeds from the exercise of stock options by Company employees in 2007 in comparison with 2006, offset by the tax benefit of those option exercises.

The Company believes that its current working capital, cash flows generated from future operations and available capacity remaining under its credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements through March 31, 2008.

Capital expenditures for 2007 are forecasted to total approximately $27,600,000. The Company expects to finance these expenditures using currently available cash balances and internally generated funds.

Contingencies

During the three months ended March 31, 2007, there were no substantial changes in our commitments or contractual liabilities including the effects of the adoption of FIN 48. We are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the legal proceedings previously reported by the registrant since the filing of its Annual Report on Form 10-K for the year ended December 31, 2006. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies" in Part I - Item 2 of this Report.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2006 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 6. Exhibits

Exhibit No.	Description
10.1	Credit Agreement dated as of April 13, 2007 between Astec Industries, Inc. and Certain of Its Subsidiaries and Wachovia Bank, National Association
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

ASTEC INDUSTRIES, INC. (Registrant)

Date May 8, 2007	/s/ J. Don Brock
J. Don Brock Chairman of the Board and President

Date May 8, 2007	/s/ F. McKamy Hall
F. McKamy Hall Chief Financial Officer, Vice President, and Treasurer

EXHIBIT INDEX

10.1	Credit Agreement dated as of April 13, 2007 between Astec Industries, Inc. and Certain of Its Subsidiaries and Wachovia Bank, National Association
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002