Form 10-Q
period 2007-06-30
ASTEC INDUSTRIES INC
filed 2007-08-08
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
OR
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2007
Common Stock, par value $0.20	22,144,913

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

Astec Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)
	June 30, 2007 (unaudited)	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$72,166	$44,878
Trade receivables, net	80,560	64,591
Other receivables	1,424	2,083
Inventories	166,663	157,836
Prepaid expenses and other	5,182	5,750
Deferred income tax assets	8,891	7,880
Total current assets	334,886	283,018
Property and equipment, net	121,426	113,914
Goodwill	20,009	19,384
Other	11,518	5,547
Total assets	$487,839	$421,863
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$47,679	$42,561
Accrued product warranty	8,137	7,184
Customer deposits	27,180	22,486
Accrued payroll and related liabilities	7,036	9,298
Accrued loss reserves	2,939	2,976
Income taxes payable	4,357	671
Other accrued liabilities	23,480	19,693
Total current liabilities	120,808	104,869
Deferred income tax liabilities	5,541	6,332
Accrued retirement benefit costs	2,587	3,000
Other	12,545	10,797
Minority interest	778	699
Total shareholders' equity	345,580	296,166
Total liabilities and shareholders' equity	$487,839	$421,863

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per-share and share amounts)
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$226,414	$191,262	$441,976	$376,986
Cost of sales	167,471	143,835	328,660	284,407
Gross profit	58,943	47,427	113,316	92,579
Selling, general, administrative and engineering expenses	30,318	27,227	60,848	54,967
Income from operations	28,625	20,200	52,468	37,612
Interest expense	201	417	616	847
Other income, net of expense	714	136	1,400	401
Income before income taxes and minority interest	29,138	19,919	53,252	37,166
Income taxes	10,584	7,512	19,330	13,859
Income before minority interest	18,554	12,407	33,922	23,307
Minority interest	49	42	83	45
Net income	$18,505	$12,365	$33,839	$23,262

Earnings per common share
Net income:
Basic	$0.85	$0.58	$1.55	$1.09
Diluted	$0.83	$0.56	$1.52	$1.06
Weighted average common shares outstanding:
Basic	21,879,134	21,424,731	21,762,265	21,314,446
Diluted	22,400,284	22,044,210	22,298,140	21,975,519

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$33,839	$23,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,246	5,855
Provision for doubtful accounts	295	450
Provision for inventory reserve	1,182	1,869
Provision for warranty reserve	6,369	6,567
Deferred compensation provision	769	189
Purchase/sale of trading security by supplemental executive retirement plan, net	(806)	(391)
Stock-based payments	910	381
Tax benefit from stock option exercise	(2,732)	(2,397)
Deferred income tax provision (benefit)	(1,802)	37
Loss on sale and disposition of fixed assets	21	9
Minority interest in earnings of subsidiary	83	(45)
(Increase) decrease in:
Trade and other receivables	(15,605)	(26,508)
Inventories	(10,009)	(17,425)
Prepaid expenses and other	569	2,630
Other non-current assets	1,134	134
Increase (decrease) in:
Accounts payable	5,118	3,554
Accrued product warranty	(5,416)	(5,197)
Customer deposits	4,695	5,767
Income taxes payable	6,352	2,352
Other accrued liabilities	2,069	2,245
Net cash provided by operating activities	34,281	3,338

Cash flows from investing activities:
Proceeds from sale of property and equipment	164	28
Expenditures for property and equipment	(14,532)	(15,108)
Purchase of investment securities	(6,491)	-
Net cash used by investing activities	(20,859)	(15,080)

Cash flows from financing activities:
Tax benefit from stock option exercise	2,732	2,397
Sale/purchase, net of company shares by supplemental executive retirement plan	663	84
Proceeds from issuance of common stock	9,817	8,969
Net cash provided by financing activities	13,212	11,450
Effect of exchange rate changes on cash	654	(291)
Net increase (decrease) in cash and cash equivalents	27,288	(583)
Cash and cash equivalents at beginning of period	44,878	22,598
Cash and cash equivalents at end of period	$72,166	$22,015
See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity
For the Six Months Ended June 30, 2007
( in thousands, except shares)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Company Shares Held by SERP	Total Shareholders' Equity
Balance December 31, 2006	21,696,374	$4,339	$93,760	$197,661	$2,487	$(2,081)	$296,166
Net income				33,839			33,839
Other comprehensive income:
Foreign currency translation adjustment					1,502		1,502
Minimum pension liability adjustment					16		16
Comprehensive income							35,357
Stock incentive plan expense, gross			910				910
FIN 48 adjustment				(65)			(65)
Exercise of stock options and stock to directors, including tax benefits	419,813	84	12,464				12,548
SERP transactions, net			514			150	664
Balance, June 30, 2007	22,116,187	$4,423	$107,648	$231,435	$4,005	$(1,931)	$345,580

See Notes to Unaudited Condensed Consolidated Financial Statements

ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Astec Industries, Inc. and subsidiaries Annual Report on Form 10-K for the year ended December 31, 2006.

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

Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109, Accounting for Income Taxes" (FIN 48).  FIN 48 defines a criterion that an income tax position would have to meet for some or all of the benefit of that position to be recognized in an entity's financial statements.  FIN 48 requires that the cumulative effect of applying its provisions be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted.  FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company began applying its provisions effective January 1, 2007.  The impact of adopting this statement is described in Note 7.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157), which provides guidance on how to measure assets and liabilities that use fair value.  SFAS No. 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  This standard also will require additional disclosures in both annual and quarterly reports.  SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and the Company will begin applying its provisions effective January 1, 2008.  The Company has not yet determined the impact, if any, that the implementation of this statement will have on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities".  This statement allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value.  The election is made on an instrument-by-instrument basis and is irrevocable.  SFAS No. 159 is effective for an entity's fiscal year that begins after November 15, 2007, and the Company will begin applying its provisions effective January 1, 2008.  The Company has not yet determined the impact, if any, the implementation of this statement will have on the Company's financial statements.

Note 2.  Stock-based Compensation
Under terms of the Company's stock option plans, officers and certain other employees may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted.  The Company has reserved shares of common stock for exercise of outstanding non-qualified options and incentive options of officers and employees of the Company and its subsidiaries at prices determined by the Board of Directors.  In addition, a Non-employee Directors Stock Incentive Plan has been established to allow non-employee directors to have a personal financial stake in the Company through an ownership interest.  Directors may elect to receive their compensation in cash, common stock, deferred stock or stock options.  Options granted under the Non-employee Directors Stock Incentive Plan and the Executive Officer Annual Bonus Equity Election Plan vest and become fully exercisable immediately.  Generally, other options granted vest over 12 months.    All stock options have a ten-year term.    All granted options were vested prior to December 31, 2006, therefore no stock option expense was recorded in the six months ended June 30, 2007, and there were no unrecognized compensation costs related to stock options previously granted as of that date. The Company recorded stock option expense of $21,000 and $381,000 in the three and six month periods ended June 30, 2006, respectively.

    In August 2006, the Compensation Committee of the Board of Directors implemented a five-year plan to award key members of management restricted stock units each year. The details of the plan were formulated under the 2006 Incentive Plan approved by the Company’s shareholders in their annual meeting held in April, 2006. The plan allows up to 700,000 shares to be granted to employees.  Units granted each year will be determined based upon individual subsidiaries and consolidated annual financial performance. Each award will vest at the end of five years from the date of grant, or at the time a recipient reaches age 65, if earlier. Based upon performance for 2006, management was granted 71,100 restricted stock units on March 8, 2007, and it is anticipated that an additional 73,100 units will be granted in March 2008 for performance in 2007. Compensation expense of $350,000 and $910,000 has been recorded in the three and six month periods ended June 30, 2007, respectively, to reflect the fair value of the 144,200 shares amortized over the portion of the vesting period occurring during the periods.  Based upon the March 8, 2007 fair value of $38.76 for the 71,100 units and the June 29, 2007 fair value of $42.22 for the 73,100 units, $4,221,000 of compensation costs will be recognized in future periods through 2013. The fair value of the 73,100 restricted stock units will be adjusted quarterly to the period-end market value of the Company’s stock until the units are actually granted, which is expected to be in March, 2008.

Note 3.  Receivables
Receivables are net of allowance for doubtful accounts of $1,817,000 and $1,781,000 as of June 30, 2007 and December 31, 2006, respectively.

Note 4.  Inventories
Inventories are stated at the lower of first-in, first-out cost or market and consist of the following:
	(in thousands)
	June 30, 2007	December 31, 2006
Raw Materials	$90,441	$77,229
Work-in-Process	47,190	43,227
Finished Goods	21,336	27,993
Used Equipment	7,696	9,387
Total	$166,663	$157,836

Note 5.  Earnings per Share
Basic and diluted earnings per share are calculated in accordance with SFAS No. 128 and SFAS No. 123(R).  Basic earnings per share exclude any dilutive effects of stock options and restricted stock units.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	2007	2006	2007	2006
Numerator:
Net income	$18,505,000	$12,365,000	$33,839,000	$23,262,000
Denominator:
Denominator for basic earnings per share	21,879,134	21,424,731	21,762,265	21,314,446
Effect of dilutive securities:
Employee stock option & incentive plans	420,188	502,497	431,431	546,062
Supplemental Executive Retirement Plan	100,962	116,982	104,444	115,011
Denominator for diluted earnings per share	22,400,284	22,044,210	22,298,140	21,975,519

Net income per share:
Basic	$0.85	$0.58	$1.55	$1.09
Diluted	$0.83	$0.56	$1.52	$1.06

No options were antidilutive for the three months ended June 30, 2007.  A total of approximately 1,090 options were antidilutive for the three months ended June 30, 2006 and were therefore not included in the diluted earnings per share computation.  A total of approximately 160 and 930 options for the six months ended June 30, 2007 and 2006, respectively, were antidilutive and were therefore not included in the diluted earnings per share computation.

Note 6.  Property and Equipment
Property and equipment is stated at cost, less any required impairment charge.  Property and equipment is net of accumulated depreciation of $115,997,000 and $110,521,000 as of June 30, 2007 and December 31, 2006, respectively.

Note 7.  Uncertainty in Income Taxes
Astec Industries, Inc. and one or more of its subsidiaries (the Company) file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions.  The Company is no longer subject to U.S. federal income tax examinations by authorities for years prior to 2003.  With few exceptions, the Company is no longer subject to state and local or non-U.S. income tax examinations by authorities for years prior to 2001.  During the second quarter of 2007, Revenue Canada completed its examination of the 2003, 2004 and 2005 Canadian income tax returns of Breaker Technology, Ltd. (BTL), the Company’s Canadian subsidiary.  The resulting adjustments to income are immaterial and net operating loss carry-forwards will offset any additional taxes due.  The Provincial Ministry of Finance is also completing an audit of BTL; however management anticipates any adjustments will be immaterial.

The Company adopted provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a $65,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.  The Company has a $1,191,000 liability recorded for unrecognized tax benefits as of January 1, 2007, which includes interest and penalties of $94,000.  The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $818,000, which includes interest and penalties of $94,000. Management does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of 2007.  There were no material changes to the liability for unrecognized tax benefits for the quarter-ended June 30, 2007.

In the June 30, 2007, balance of unrecognized tax benefits, there are no tax positions for which the ultimate deductibility is highly certain but the timing of such deductibility is uncertain.  Accordingly there is no impact to the deferred tax accounting for certain tax benefits.

Note 8.  Comprehensive Income
Total comprehensive income for the three month periods ended June 30, 2007 and 2006 was $20,178,000 and $11,848,000, respectively.  Total comprehensive income for the six month periods ended June 30, 2007 and 2006 was $35,357,000 and $23,019,000, respectively.  The components of comprehensive income for the periods indicated are set forth below:

	(in thousands)		(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$18,505	$12,365	$33,839	$23,262
Minimum pension liability adjustment	8	-	16	-
Increase (decrease) in foreign currency translation	1,665	(517)	1,502	(243)
Total comprehensive income	$20,178	$11,848	$35,357	$23,019

Note 9.  Contingent Matters
Certain customers have financed purchases of Astec products through arrangements in which the Company is contingently liable for customer debt of approximately $1,198,000 and for residual value guarantees aggregating approximately $147,000 at June 30, 2007 and contingently liable for customer debt of approximately $2,755,000 and for residual value guarantees aggregating approximately $147,000 at December 31, 2006.  At June 30, 2007, the maximum potential amount of future payments under these guarantees for which the Company would be liable is equal to $1,345,000.  The Company does not believe it will be called on to fulfill any of these contingencies, and therefore the carrying amounts on the consolidated balance sheets of the Company for these contingent liabilities are zero.

     In addition, the Company is contingently liable under letters of credit totalling approximately $5,483,000, including a $2,000,000 letter of credit issued to the Company's South African subsidiary, Osborn Engineered Products SA (Pty) (Osborn).  Under the Company's credit facility, the terms of letters of credit are limited to one year. Osborn is contingently liable for a total of $3,458,000 in performance and retention bonds, of which $2,000,000 are secured by the $2,000,000 letter of credit issued by the Company.  As of June 30, 2007, the maximum potential amount of future payments under these letters of credit and bonds for which the Company could be liable is approximately $6,941,000.

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

	(in thousands)
	Three Months Ended
	June 30, 2007
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales from external customers	$66,638	$88,993	$40,390	$30,393	$-	$226,414
Intersegment sales	4,319	3,209	2,017	2,595	-	12,140
Gross profit	18,056	22,866	10,721	7,315	(15)	58,943
Gross profit percent	27.1%	25.7%	26.5%	24.1%	-	26.0%
Segment profit	$11,718	$12,330	$5,748	$2,279	$(13,630)	$18,445

	(in thousands)
	Six Months Ended
	June 30, 2007
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales from external customers	$131,647	$171,337	$84,339	$54,653	$-	$441,976
Intersegment sales	7,348	5,493	3,618	7,788	-	24,247
Gross profit	35,983	43,745	20,902	12,711	(25)	113,316
Gross profit percent	27.3%	25.5%	24.8%	23.3%	-	25.6%
Segment profit	$23,171	$22,705	$11,225	$3,292	$(26,740)	$33,653

	(in thousands)
	Three Months Ended
	June 30, 2006
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales from external customers	$48,218	$77,598	$37,884	$27,562	$-	$191,262
Intersegment sales	2,854	3,186	968	650	-	7,658
Gross profit	12,265	19,372	9,406	6,299	85	47,427
Gross profit percent	25.4%	25.0%	24.8%	22.9%	-	24.8%
Segment profit	$6,491	$9,184	$5,164	$2,137	$(10,734)	$12,242

	(in thousands)
	Six Months Ended
	June 30, 2006
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales from external customers	$103,950	$148,859	$74,237	$49,940	$-	$376,986
Intersegment sales	5,367	6,245	2,085	1,828	-	15,525
Gross profit	26,833	36,558	18,664	10,545	(21)	92,579
Gross profit percent	25.8%	24.6%	25.1%	21.1%	-	24.6%
Segment profit	$14,783	$17,166	$10,096	$2,438	$(21,156)	$23,327

Reconciliation of the reportable segment totals for profit or loss to the Company's consolidated totals is as follows:

	(in thousands)		(in thousands)
	Three Months Ended June30,		Six Months Ended June30,
	2007	2006	2007	2006
Total profit for reportable segments	$18,445	$12,242	$33,653	$23,327
Minority interest in earnings	(49)	(42)	(83)	(45)
Recapture (elimination) of intersegment profit	109	165	269	(20)
Consolidated net income	$18,505	$12,365	$33,839	$23,262

Note 11.  Seasonality
Based upon historical results of the past several years and expected results for this year, fifty-three percent (53%) to fifty-six percent (56%) of the Company's business volume typically occurs during the first six months of the year.  During the usual seasonal trend, the first three quarters of the year are the Company's stronger quarters for business volume, with the fourth quarter normally being the weakest quarter.

Note 12.  Goodwill
At June 30, 2007 and December 31, 2006, the Company had unamortized goodwill in the amount of $20,009,000 and $19,384,000, respectively.

The changes in the carrying amount of goodwill by operating segment for the periods ended June 30, 2007 are as follows:

	Asphalt Group	Aggregate and Mining Group	(in thousands) Mobile Asphalt Paving Group	Underground Group	Total
Balance December 31, 2006	$1,157	$16,581	$1,646	$-	$19,384
Foreign currency translation	-	40	-	-	40
Balance March 31, 2007	$1,157	$16,621	$1,646	$-	$19,424
Foreign currency translation	-	585	-	-	585
Balance June 30, 2007	$1,157	$17,206	$1,646	$-	$20,009

Note 13.  Debt
During April 2007, Astec Industries, Inc. and certain of its subsidiaries (the Company) entered into an unsecured credit agreement with Wachovia Bank, National Association (Wachovia) whereby Wachovia has extended to the Company an unsecured line of credit loan of up to $100,000,000 including a sub-limit for letters of credit of up to $15,000,000.  The Wachovia credit agreement replaced the previously $87,500,000 secured credit facility the Company had in place with General Electric Capital Corporation and General Electric Capital-Canada.

The Wachovia credit facility is unsecured and has an original term of three years (which is subject to further extensions as provided therein).  The interest rate for borrowings is a function of the Adjusted LIBOR Rate or Adjusted LIBOR Market Index Rate, as elected by the Company, plus a margin based upon a leverage ratio pricing grid ranging between 0.5% and 1.5%.  As of June 30, 2007, if any loans would have been outstanding, the applicable margin based upon the leverage ratio pricing grid would equal 0.5%.  The Wachovia credit facility requires no principal amortization and interest only payments are due, in the case of loans bearing interest at the Adjusted LIBOR Market Index Rate, monthly in arrears and, in the case of loans bearing at the Adjusted LIBOR Rate, at the end of the applicable interest period therefore.  The Wachovia credit agreement contains certain financial covenants related to minimum fixed charge coverage ratios, minimum tangible net worth and maximum allowed capital expenditures.  No amounts were outstanding under the credit facility at June 30, 2007.

The Company was in compliance with the financial covenants under its credit facility as of June 30, 2007.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., (Osborn) has available a credit facility of approximately $4,839,000 (ZAR 34,088,000) to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. As of June 30, 2007, Osborn had no outstanding borrowings under the credit facility, but approximately $3,458,000 in performance and retention bonds were guaranteed under the facility.  The facility is secured by Osborn's account receivables, retention and cash balances and a $2,000,000 letter of credit issued by the parent Company.  The portion of the available facility not secured by the $2,000,000 letter of credit fluctuates monthly based upon fifty percent (50%) of Osborn's accounts receivable, retention and cash balances at the end of the prior month.  As of June 30, 2007, Osborn Engineered Products had available credit under the facility of approximately $1,381,000.

Note 14.  Product Warranty Reserves
Changes in the Company's product warranty liability for the three and six month periods ended June 30, 2007 and 2006 are as follows:

	(in thousands)		(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Reserve balance at the beginning of the period	$7,912	$6,559	$7,184	$5,666
Warranty liabilities accrued during the period	3,090	2,968	6,369	6,562
Warranty liabilities settled during the period	(2,865)	(2,491)	(5,416)	(5,192)
Reserve balance at the end of the period	$8,137	$7,036	$8,137	$7,036

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

Note 15.  Post Retirement Benefits
The Company expects to contribute approximately $700,000 to its pension plan and $200,000 to its post-retirement benefit plan during 2007.  Approximately $302,000 of the contribution was paid to the pension plan and approximately $122,000 was paid for post-retirement benefits during the six months ended June 30, 2007.

The components of net periodic pension cost and post-retirement benefit cost for the six months ended June 30, 2007 and 2006 are as follows:

	(in thousands)
	Pension Benefit		Post-Retirement Benefits
	2007	2006	2007	2006
Service cost	$-	$-	$29	$2
Interest cost	280	272	24	8
Expected return on assets	(320)	(273)	-	-
Amortization of prior service cost	-	-	14	(3)
Amortization of net (gain) loss	40	68	(38)	(2)
Net periodic benefit cost	$-	$67	$29	$5

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

Note 17.  Other Income, net of expense
For the three months ended June 30, 2007 and 2006, the Company had other income, net of expenses, totalling $714,000 and $136,000, respectively.  For the six months ended June 30, 2007 and 2006, the Company had other income, net of expenses, totalling $1,400,000 and $401,000, respectively.  Major items comprising the net totals for the periods are as follows:
	(in thousands) Three Months Ended June 30,		(in thousands) Six Months Ended June 30,
	2007	2006	2007	2006
Interest income	$785	$309	$1,428	$501
Loss on foreign currency transactions	(56)	(251)	(130)	(243)
Other	(15)	78	102	143
Total	$714	$136	$1,400	$401

Note 18.  Subsequent Event

On July 31, 2007 the Company consummated its purchase of all the outstanding capital stock of Peterson, Inc., an Oregon company (Peterson) with approximately $21,100,000 being paid to the sellers.  Peterson is a leading manufacturer of whole-tree pulpwood chippers, horizontal grinders and blower trucks.  Founded in 1961 as Wilbur Peterson & Sons, a heavy construction company, Peterson expanded into manufacturing in 1982 to develop equipment to suit their land clearing and construction needs.  Peterson will continue to operate from its Eugene, Oregon headquarters under the name Peterson Pacific Corp.  Additional conditional earn-out payments of up to $3,000,000 may be due to the sellers based upon actual 2008 and 2009 results of operations.  In addition to the purchase price paid to the sellers, the Company also paid off approximately $7,000,000 of outstanding Peterson debt coincident with the purchase.  The Company and Peterson’s majority owner and his wife have also entered into a separate agreement for the Company to purchase the real estate and improvements used by Peterson for $7,000,000 at a later date.

As the transaction was not complete at June 30, 2007, the related assets, liabilities and results of operations of Peterson are not included in the June 30, 2007 financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition And Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words, “will,” “would,” “should,” "believes," "anticipates," "intends," and "expects" and similar expressions.  Such forward-looking statements include, without limitation, statements regarding the Company's expected sales during 2007, the Company's expected effective tax rates for 2007, the Company's expected capital expenditures in 2007, the expected benefit of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through June 30, 2008, the impact of the enactment of SAFTEA-LU, the need for road improvements, the impact of other public sector spending and funding mechanisms, the Company's backlog levels, changes in the economic environment as it affects the Company, the timing and impact of changes in the economy, the market confidence of customers and dealers, the Company's general liability insurance coverage for product liability and other similar tort claims, the Company being called upon to fulfill certain contingencies, the expected contributions by the Company to its pension plan, its post-retirement plan and other benefits, the expected dates of granting of restricted stock units, the rise of interest rates and the impact of such rise on the financial results of the Company, changes in the prices of steel and oil, the change in the level of the Company's presence in international markets, the outcome of audits by taxing authorities, the amount or value of unrecognized tax benefits and the ultimate outcome of the Company's current claims and legal proceedings.

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

Overview

The Company is a leading manufacturer and marketer of construction equipment.  The Company's businesses:

▪           design, engineer, manufacture and market equipment that is used in road building, from quarrying and crushing the aggregate, to the road surface;
▪           manufacture certain equipment and components unrelated to road construction, including trenching, auger boring, directional drilling, industrial heat transfer; and
▪           manufacture and sell replacement parts for equipment in each of its product lines.

The Company has 13 companies that fall within four reportable operating segments, the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group.  The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other unrelated industries.  The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries.  The business units in the Mobile Asphalt Paving Group design, manufacture and market asphalt pavers, material transfer vehicles, milling machines and screeds.  The business units in the Underground Group design, manufacture and market a complete line of trenching equipment and directional drills and auger boring machines for the underground construction market.  The Company also has one other category that contains the business units that do not meet the requirements for separate disclosure as an operating segment.  The business units in the Other category include Astec Insurance Company and Astec Industries, Inc., the parent company.

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

In August 2005, President Bush signed into law the Safe, Accountable, Flexible and Efficient Transportation Equity Act - A Legacy for Users (SAFETEA-LU), which authorizes appropriation of $286.5 billion in guaranteed federal funding for road, highway and bridge construction, repair and improvement of the federal highway and transit projects for federal fiscal years October 1, 2004 through September 30, 2009.  The Company believes that the federal highway funding significantly influences the purchasing decisions of the Company's customers who are more comfortable making purchasing decisions with the six-year legislation in place.  The Federal funding provides for approximately 25% of highway, street, roadway and parking construction funding in the United States.  President Bush signed into law on February 15, 2007, a funding bill for the 2007 fiscal year, which among other things includes record investment levels for the federal highway programs.

The public sector spending described above is needed to fund road, bridge and mass transit improvements.  Unquestionably, the Company believes that increased funding is needed to restore the nation's highways to a quality level required for safety, fuel efficiency and mitigation of congestion.  In the Company's opinion, amounts needed for such improvements are significantly above amounts proposed, and funding mechanisms such as the federal usage fee per gallon of gasoline, which has not been increased in thirteen years, would need to be increased along with other measures to generate the funds needed.

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

Results of Operations

For the three months ended June 30, 2007, net sales increased $35,152,000, or 18.4%, to $226,414,000 from $191,262,000 for the three months ended June 30, 2006.  Sales are generated primarily from new equipment purchases made by customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development.  The overall growth in sales for three months ended June 30, 2007 compared to the three months ended June 30, 2006 is reflective of a strong economy, an overwhelming need for road improvements resulting in state initiatives to increase funding, market acceptance of new products, improving market share, increasing sales of recycling equipment and stronger international sales.  For the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006, (1) net sales for the Asphalt Group increased approximately $18,420,000 or 38.2%; (2) net sales for the Aggregate and Mining Group increased approximately $11,395,000 or 14.7%; (3) net sales for the Underground Group increased approximately $2,831,000 or 10.3%; and (4) net sales for the Mobile Asphalt Paving Group increased approximately $2,506,000 or 6.6%.  Parts sales for the quarter ended June 30, 2007 were $45,035,000 compared to $42,077,000 for the quarter ended June 30, 2006, for an increase of $2,958,000 or 7.0%.  For the quarter ended June 30, 2007 compared to the same period of 2006, international sales increased in the Asphalt, Aggregate and Mining, and Mobile Asphalt Paving segments while international sales decreased in the Underground segment.  Domestic sales increased in all segments.  Domestic sales accounted for 69.2% and international sales 30.8% of the second quarter revenues of 2007 compared to 72.0% for domestic sales and 28.0% for international sales for the second quarter of 2006.

For the six months ended June 30, 2007, net sales increased $64,990,000, or 17.2%, to $441,976,000 from $376,986,000 for the six months ended June 30, 2006.  Sales are generated primarily from new equipment purchases made by customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development.  The overall growth in sales for six months ended June 30, 2007 compared to the six months ended June 30, 2006 is reflective of a strong economy, an overwhelming need for road improvements resulting in state initiatives to increase funding, market acceptance of new products, improving market share, increasing sales of recycling equipment and stronger international sales.  For the six months ended June 30, 2007 compared to the six months ended June 30, 2006, (1) net sales for the Asphalt Group increased approximately $27,697,000 or 26.6%; (2) net sales for the Aggregate and Mining Group increased approximately $22,478,000 or 15.1%; (3) net sales for the Underground Group increased approximately $4,713,000 or 9.4%; and (4) net sales for the Mobile Asphalt Paving Group increased approximately $10,102,000 or 13.6%.  Parts sales for the six months ended June 30, 2007 were $88,025,000 compared to $86,750,000 for the six months ended June 30, 2006, for an increase of $1,275,000 or 1.5%.  For the six months ended June 30, 2007 compared to the same period of 2006, the increase in sales for all segments was due to increases in both international and domestic sales.  Domestic sales accounted for 73.1% and international sales 26.9% of the first six months revenues of 2007 compared to 76.6% for domestic sales and 23.4% for international sales for the first six months of 2006.

International sales for the quarter ended June 30, 2007 compared to the same period of 2006 increased $16,322,000, or 30.5%.  International sales were $69,847,000 for the quarter ended June 30, 2007 compared to $53,525,000 for the quarter ended June 30, 2006.  For the quarters ended June 30, 2007 and 2006, international sales accounted for approximately 30.8% and 28.0% of net sales, respectively.  International sales increased for the second quarter of 2007 compared to the same period in 2006, in Australia, West Indies, Europe, Canada, Central America, China, Japan and Korea while international sales decreased in South America, Africa and the Middle East for the comparable periods.  There were only nominal changes in all other geographic markets.  The Company believes the overall increased level of international sales relates to strong economic conditions in certain foreign markets, continued weakness of the U.S. dollar compared to most foreign currencies and increased sales efforts by the Company in foreign markets.

International sales for the six months ended June 30, 2007 compared to the same period of 2006 increased $30,763,000, or 34.9%.  International sales were $118,980,000 for the six months ended June 30, 2007 compared to $88,217,000 for the six months ended June 30, 2006.  For the six months ended June 30, 2007 and 2006, international sales accounted for approximately 26.9% and 23.4% of net sales, respectively.  International sales increased for the first six months of 2007 compared to the same period in 2006, in Canada, Europe, Australia, Central America, the Middle East and Africa while international sales decreased in South America and the West Indies for the comparable periods.  There were only nominal changes in all other geographic markets.  The Company believes the overall increased level of international sales relates to strong economic conditions in certain foreign markets, continued weakness of the U.S. dollar compared to most foreign currencies and increased sales efforts by the Company in foreign markets.

Gross profit for the three months ended June 30, 2007 increased $11,516,000 or 24.3%, to $58,943,000 from $47,427,000 for the three months ended June 30, 2006.  Gross profit as a percentage of sales for the three months ended June 30, 2007 and 2006 was 26.0% and 24.8%, respectively, or an increase of 120 basis points.  For the quarter ended June 30, 2007 compared to the same period in 2006, gross profit for the Asphalt Group increased from approximately $12,265,000 to approximately $18,056,000 or an increase of approximately $5,791,000 or 47.2%.  This resulted in an increase in gross profit as a percentage of sales from 25.4% to 27.1% or 170 basis points for the same periods for this group.  For the quarter ended June 30, 2007 compared to the same period in 2006, gross profit for the Aggregate and Mining Group increased from approximately $19,372,000 to approximately $22,866,000 or an increase of approximately $3,494,000 or 18.0%.  Gross profit as a percentage of sales increased 70 basis points from 25.0% to 25.7% for the second quarter of 2007 as compared to the second quarter of 2006 for the Aggregate and Mining Group.  For the quarter ended June 30, 2007 compared to the same period in 2006, gross profit for the Mobile Asphalt Paving Group increased from approximately $9,406,000 to approximately $10,721,000 or an increase of approximately $1,315,000 or 14.0%.  Gross profit, as a percentage of sales increased from 24.8% to 26.5%, or 170 basis points.  For the quarter ended June 30, 2007 compared to the same period in 2006, gross profit for the Underground Group increased from approximately $6,299,000 to approximately $7,315,000 or an increase of approximately $1,016,000 or 16.1%.  This resulted in an increase in gross profit as a percentage of sales from 22.9% to 24.1% or 120 basis points for the same periods for this group.  On a consolidated basis, the gross profit percentage increase for the quarter ended June 30, 2007 compared to the same period of 2006 was primarily due to a favorable mix of products, increased international sales, increased factory through-put resulting in improved utilization of overhead, price increases and the impact of the Company's cost and design initiative programs.

Gross profit for the six months ended June 30, 2007 increased $20,737,000 or 22.4%, to $113,316,000 from $92,579,000 for the six months ended June 30, 2006.  Gross profit as a percentage of sales for the six months ended June 30, 2007 and 2006 was 25.6% and 24.6%, respectively, or an increase of 100 basis points.  For the six months ended June 30, 2007 compared to the same period in 2006, gross profit for the Asphalt Group increased from approximately $26,833,000 to approximately $35,983,000 or an increase of approximately $9,150,000 or 34.1%.  This resulted in an increase in gross profit as a percentage of sales from 25.8% to 27.3% or 150 basis points for the same periods for this group.  For the six months ended June 30, 2007 compared to the same period in 2006, gross profit for the Aggregate and Mining Group increased from approximately $36,558,000 to approximately $43,745,000 or an increase of approximately $7,187,000 or 19.7%.  Gross profit as a percentage of sales increased 90 basis points from 24.6% to 25.5% for the first six months of 2007 and 2006, respectively, for the Aggregate and Mining Group.  For the six months ended June 30, 2007 compared to the same period in 2006, gross profit for the Mobile Asphalt Paving Group increased from approximately $18,664,000 to approximately $20,902,000 or an increase of approximately $2,238,000 or 12.0%.  Although the gross profit increased for this group in dollar terms, as a percentage of sales gross profit decreased from 25.1% to 24.8%, or 30 basis points. The decrease in margins for the Mobile Asphalt Paving Group was primarily caused by product mix variations, production inefficiencies encountered during a plant expansion and related relocation of manufacturing equipment and pricing pressures from a competitor that was being sold.  For the six months ended June 30, 2007 compared to the same period in 2006, gross profit for the Underground Group increased from approximately $10,545,000 to approximately $12,711,000 or an increase of approximately $2,166,000 or 20.5%.      This resulted in an increase in gross profit as a percentage of sales from 21.1% to 23.3% or 220 basis points for the same periods for this group.  On a consolidated basis, the gross profit percentage increase for the six months ended June 30, 2007 compared to the same period of 2006 was primarily due to a favorable mix of products, increased international sales, increased factory through-put resulting in improved utilization of overhead, price increases and the impact of the Company's cost and design initiative programs.

Selling, general, administrative and engineering expenses for the quarter ended June 30, 2007 were $30,318,000, or 13.4% of net sales, compared to $27,227,000, or 14.2% of net sales for the quarter  ended June 30, 2006, an increase of $3,091,000 or 11.4%.  The increase in selling, general, administrative and engineering expenses for the three months ended June 30, 2007 compared to the same period of 2006 related primarily to an increase in personnel and related expenses of approximately $992,000 due to increased staffing in order to support increased sales volume.  The profit sharing bonus expense, which is formula driven, increased approximately $855,000 due to improved performance by the subsidiaries.  Expenses related to the Company’s stock-based compensation plan increased approximately $329,000 due primarily to the timing of the approval of the new restricted stock unit plan discussed below (the plan was not approved until the third quarter of 2006 and thus no expense was recorded in the first two quarters of 2006) and no significant grants of stock options under the previous incentive plan had been made since March 2005.  Group health insurance expense increased approximately $181,000 due to an increase in the utilization rate as compared to the prior year and an increase in staffing.  Sales commissions increased approximately $145,000 due to increased sales volumes while travel expense, including airline tickets, rental cars, lodging and meals increased approximately $331,000 due to increased selling efforts by the Company and cost increases by vendors.  Depreciation also increased approximately $207,000 due primarily to recent capital expenditures.

Selling, general, administrative and engineering expenses for the six months ended June 30, 2007 were $60,848,000, or 13.8% of net sales, compared to $54,967,000, or 14.6% of net sales for the six months ended June 30, 2006, an increase of $5,881,000 or 10.7%.  The increase in selling, general, administrative and engineering expenses for the six months ended June 30, 2007 compared to the same period of 2006 related primarily to an increase in personnel expenses of approximately $1,401,000 due to increased staffing in order to support increased sales volume.  Group health insurance expense increased approximately $742,000 due to an increase in the utilization rate as compared to the prior year and an increase in staffing.  The profit sharing bonus expense, which is formula driven, increased approximately $1,374,000 due to improved performance by the subsidiaries.  Expenses related to the Company’s stock-based compensation plan increased approximately $529,000 due primarily to the timing of the approval of the new restricted stock unit plan discussed below (the plan was not approved until the third quarter of 2006 and thus no expense was recorded in the first two quarters of 2006) and no significant grants of stock options under the previous incentive plan had been made since March 2005.  Sales commissions increased approximately $573,000 due to increased sales volumes while travel expense, including airline tickets, rental cars, lodging and meals increased approximately $675,000 due to increased selling efforts by the Company and cost increases by vendors.  Depreciation also increased approximately $420,000 due primarily to recent capital expenditures.

On January 1, 2006, the Company began accounting for share based payments under the provisions of Statement of Financial Accounting Standards No. 123R, "Share Based Payment" (SFAS 123R).  SFAS 123R requires the share based compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).  All granted stock options were vested prior to December 31, 2006, therefore no stock option expense was recorded in the six months ended June 30, 2007, and there was no unrecognized compensation costs related to stock options previously granted as of that date. The Company recorded stock option expense of $21,000 and $381,000 in the three and six month periods ended June 30, 2006, respectively.

In August 2006, the Compensation Committee of the Board of Directors implemented a five-year plan to award key members of management restricted stock units each year. The details of the plan were formulated under the 2006 Incentive Plan approved by the Company’s shareholders in their annual meeting held in April, 2006. The plan allows up to 700,000 shares to be granted to employees.  Units granted each year will be determined based upon individual subsidiaries and consolidated annual financial performance. Each award will vest at the end of five years from the date of grant, or at the time a recipient reaches age 65, if earlier. Based upon performance for 2006, management was granted 71,100 restricted stock units on March 8, 2007 and it is anticipated that an additional 73,100 units will be granted in March 2008 for performance in 2007. Compensation expense of $350,000 and $910,000 has been recorded in the three and six month periods ended June 30, 2007, respectively, to reflect the fair value of the 144,200 shares amortized over the portion of the vesting period occurring during the periods.  Based upon the March 8, 2007 fair value of $38.76 for the 71,100 units and the June 29, 2007 fair value of $42.22 for the 73,100 units, $4,221,000 of compensation costs will be recognized in future periods through 2013. The fair value of the 73,100 restricted stock units will be adjusted quarterly to the period-end market value of the Company’s stock until the units are actually granted, which is expected to be in March, 2008.

For the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006, interest expense decreased $216,000, or 51.8%, to $201,000 from $417,000.  Interest expense as a percentage of net sales was 0.09% and 0.22% for the quarters ended June 30, 2007 and 2006, respectively.  Interest expense for the three months ended June 30, 2007 related primarily to the amortization of prepaid loan fees ending in April 2007 and the payment of interest on letters of credit issued by the Company.

For the six months ended June 30, 2007 compared to the six months ended June 30, 2006, interest expense decreased $231,000, or 27.3%, to $616,000 from $847,000.  Interest expense as a percentage of net sales was 0.14% and 0.22% for the six months ended June 30, 2007 and 2006, respectively.  Interest expense for the six months ended June 30, 2007 related primarily to the amortization of prepaid loan fees ending in April 2007 and the payment of interest on letters of credit issued by the Company.

Other income, net was $714,000 for the quarter ended June 30, 2007 compared to other income, net of $136,000 for the quarter ended June 30, 2006, for an increase of $578,000.  Other income, net for the quarters ended June 30, 2007 and 2006 consisted primarily of interest income earned on the Company's cash balances.

Other income, net was $1,400,000 for the six months ended June 30, 2007 compared to other income, net of $401,000 for the six months ended June 30, 2006, for an increase of $999,000.  Other income, net for the six months ended June 30, 2007 and 2006 consisted primarily of interest income earned on the Company's cash balances.

For the three months ended June 30, 2007, the Company recorded income tax expense of $10,584,000, compared to income tax expense of $7,512,000 for the three months ended June 30, 2006.  This resulted in effective tax rates for the quarters ended June 30, 2007 and 2006 of 36.3% and 37.7%, respectively.

For the six months ended June 30, 2007, the Company recorded income tax expense of $19,330,000, compared to income tax expense of $13,859,000 for the six months ended June 30, 2006.  This resulted in effective tax rates for the six months ended June 30, 2007 and 2006 of 36.3% and 37.3%, respectively.

The Company adopted provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized an approximately $65,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1 balance of retained earnings.  The Company had a liability of approximately $1,191,000 recorded for unrecognized tax benefits as of January 1, 2007 which includes interest and penalties of approximately $94,000.  The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $818,000, which includes interest and penalties of approximately $94,000.  Management does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of 2007.  There were no material changes to the liability for unrecognized tax benefits for the quarter end June 30, 2007.

For the three months ended June 30, 2007, the Company had net income of $18,505,000 compared to net income of $12,365,000 for the three months ended June 30, 2006 for an increase of $6,140,000 or 49.7%.  Earnings per diluted share for the three months ended June 30, 2007 were $0.83 compared to earnings per diluted share for the quarter ended June 30, 2006 of $0.56 for an increase of $0.27 or 48.2%.  Diluted shares outstanding for the three months ended June 30, 2007 and 2006 were 22,400,284 and 22,044,210, respectively.  The increase in shares outstanding is primarily due to the exercise of stock options by employees of the Company.

For the six months ended June 30, 2007, the Company had net income of $33,839,000 compared to net income of $23,262,000 for the six months ended June 30, 2006 for an increase of $10,577,000 or 45.5%.  Earnings per diluted share for the six months ended June 30, 2007 were $1.52 compared to earnings per diluted share for the six months ended June 30, 2006 of $1.06 for an increase of $0.46 or 43.4%.  Diluted shares outstanding for the six months ended June 30, 2007 and 2006 were 22,298,140 and 21,975,519, respectively.  The increase in shares outstanding is primarily due to the exercise of stock options by employees of the Company.

The backlog of orders at June 30, 2007 was $228,851,000 compared to $121,650,000 at June 30, 2006, for an increase of $107,201,000 or 88.1%.  The increase in the backlog of orders at June 30, 2007 compared to June 30, 2006 related to an increase in domestic backlog totalling approximately $48,690,000 and an increase in international backlog of orders of approximately $58,511,000.  The increase in domestic backlog at June 30, 2007 was due primarily to a $44,340,000 increase in the Asphalt Group's domestic backlog.  The increase in international backlog at June 30, 2007 related primarily to a $42,410,000 increase in the Aggregate and Mining Group’s international backlog accompanied by an increase of $16,261,000 in the Asphalt Group’s international backlog.  The primary reason for the increase in the backlog as a whole is the strength of economic conditions in certain foreign markets, continued weakness of the U.S. dollar compared to certain foreign currencies, a strong domestic economy, increased state funding of road projects, market acceptance of new products, improving market share and increasing sales of recycling equipment.  The Company is unable to determine whether the increase in backlog was experienced by the industry as a whole.

Liquidity and Capital Resources

During April 2007, Astec Industries, Inc. and certain of its subsidiaries (the Company) entered into an unsecured credit agreement with Wachovia Bank, National Association (Wachovia) whereby Wachovia has extended to the Company an unsecured line of credit loan of up to $100,000,000 including a sub-limit for letters of credit of up to $15,000,000.  The Wachovia credit agreement replaced the previously $87,500,000 secured credit facility the Company had in place with General Electric Capital Corporation and General Electric Capital-Canada.

The Wachovia credit facility is unsecured and has an original term of three years (which is subject to further extensions as provided therein).  The interest rate for borrowings is a function of the Adjusted LIBOR Rate or Adjusted LIBOR Market Index Rate, as elected by Astec, plus a margin based upon a leverage ratio pricing grid ranging between 0.5% and 1.5%.  As of June 30, 2007, if any loans would have been outstanding, the applicable margin based upon the leverage ratio pricing grid would equal 0.5%.  The Wachovia credit facility requires no principal amortization and interest only payments are due, in the case of loans bearing interest at the Adjusted LIBOR Market Index Rate, monthly in arrears and, in the case of loans bearing at the Adjusted LIBOR Rate, at the end of the applicable interest period therefore.  The Wachovia credit agreement contains certain financial covenants related to minimum fixed charge coverage ratios, minimum tangible net worth and maximum allowed capital expenditures.  No amounts were outstanding under the credit facility at June 30, 2007.

The Company was in compliance with the financial covenants under its credit facility as of June 30, 2007.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., (Osborn) has available a credit facility of approximately $4,839,000 (ZAR 34,088,000) to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. As of June 30, 2007, Osborn had no outstanding borrowings under the credit facility, but approximately $3,458,000 in performance and retention bonds were guaranteed under the facility.  The facility is secured by Osborn's account receivables, retention and cash balances and a $2,000,000 letter of credit issued by the parent Company.  The portion of the available facility not secured by the $2,000,000 letter of credit fluctuates monthly based upon fifty percent (50%) of Osborn's accounts receivable, retention and cash balances at the end of the prior month.  As of June 30, 2007, Osborn Engineered Products had available credit under the facility of approximately $1,381,000.

Net cash provided by operating activities for the six months ended June 30, 2007 was $34,281,000 compared to net cash provided by operating activities of $3,338,000 for the six months ended June 30, 2006.  The increase in net cash provided by operating activities for the six months ended June 30, 2007 compared to the same period of 2006 relates primarily to an increase in net income, accounts payable and income taxes payable accompanied by reduced rates of growth in inventory and receivables compared to the prior period.  These increases were offset by an increase in net deferred tax benefits in the first six months of 2007 compared to a decrease in net deferred tax benefits in the first six months of 2006.

Net cash used by investing activities for the six months ended June 30, 2007 was $20,859,000 compared to net cash used by investing activities of $15,080,000, for the six months ended June 30, 2006.  The increase in net cash used by investing activities for the six months ended June 30, 2007 compared to the same period of 2006 relates primarily to the purchase of investment securities of $6,491,000 by Astec Insurance Company during the current period.

Net cash provided by financing activities for the six months ended June 30, 2007 was $13,212,000 compared to net cash provided by financing activities of $11,450,000 for the six months ended June 30, 2006.  The increase in net cash provided by financing activities for the six months ended June 30, 2007 compared to the same period of 2006 relates primarily to increased proceeds from the exercise of stock options by Company employees in 2007 in comparison with 2006 combined with the tax benefit of those option exercises and the net proceeds from the sale of shares of the Company’s stock by the Supplemental Executive Retirement Plan.

The Company believes that its current working capital, cash flows generated from future operations and available capacity remaining under its credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements through June 30, 2008.

Capital expenditures for 2007 are forecasted to total approximately $27,600,000.  The Company expects to finance these expenditures using currently available cash balances and internally generated funds.

Off-balance Sheet Arrangements

As of June 30, 2007, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contingencies

During the six months ended June 30, 2007, there were no substantial changes in our commitments or contractual liabilities including the effects of the adoption of FIN 48.  We are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company's subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act.

Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments in the legal proceedings previously reported by the registrant since the filing of its Annual Report on Form 10-K for the year ended December 31, 2006.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies" in Part I - Item 2 of this Report.

Item 1A.  Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results.  There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.  The risks described in our Annual Report on Form 10-K for the year ended December 31, 2006 are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 4.  Submission of Matters to a Vote of the Security Holders

Our annual meeting of stockholders was held on May 1, 2007.  At the annual meeting, the following matters were voted on with the following results:

Election of Directors

At the annual meeting, J. Don Brock, W. Norman Smith, William B. Sansom and J. Neal Ferry were elected to serve as Class III directors for three-year terms expiring at the 2010 annual meeting of stockholders.  Voting results were as follows:

Name of Director	Votes For	Votes Withheld	Abstentions
J. Don Brock	19,603,742	786,675	-
W. Norman Smith	19,086,315	1,304,102	-
William B. Sansom	19,134,326	1,256,091	-
J. Neal Ferry	19,086,415	1,304,002	-

    On July 18, 2007, J. Neal Ferry, Chief Operating Officer, Group Vice President Aggregate and Mining and a member of the Company’s Board of Directors notified the Company that he was resigning his employment with the Company and from the Company’s Board of Directors for personal reasons.  The vacancy created by this resignation on the Board of Directors remains unfilled.  The following persons continued as directors following the annual meeting: Daniel K. Frierson, Robert G. Stafford, Glen E. Tellock, William D. Gehl, Ronald F. Green and Philip E. Casey.

Item 6.  Exhibits

Exhibit No.	Description
3.5	Amended and Restated Bylaws of the Company, adopted March 14, 1990 and amended on July 29, 1993 and July 27, 2007.
10.1	Stock Purchase Agreement by and among Astec Industries, Inc., Peterson, Inc., A. Neil Peterson and the Other Shareholders of Peterson, Inc. dated May 31, 2007.
10.2
Credit Agreement dated as of April 13, 2007 between Astec Industries, Inc. and Certain of Its Subsidiaries and Wachovia Bank,
  National Association (previously filed as an exhibit to the Form 10-Q (File No. 001−11595) on May 8, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Items 2, 3 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTEC INDUSTRIES, INC. (Registrant)

Date August 8, 2007	/s/ J. Don Brock
J. Don Brock Chairman of the Board and President

Date August 8, 2007	/s/ F. McKamy Hall
F. McKamy Hall Chief Financial Officer, Vice President, and Treasurer

EXHIBIT INDEX

3.5	Amended and Restated Bylaws of the Company, adopted March 14, 1990 and amended on July 29, 1993 and July 27, 2007.
10.1	Stock Purchase Agreement by and among Astec Industries, Inc., Peterson, Inc., A. Neil Peterson and the Other Shareholders of Peterson, Inc. dated May 31, 2007.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.