Form 10-Q
period 2007-09-30
ASTEC INDUSTRIES INC
filed 2007-11-08
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
OR
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2007
Common Stock, par value $0.20	22,299,125

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

Astec Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)
	September 30, 2007 (unaudited)	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$48,164	$44,878
Trade receivables, net	82,036	64,591
Other receivables	1,288	2,083
Inventories	201,982	157,836
Prepaid expenses and other	4,675	5,750
Deferred income tax assets	9,350	7,880
Total current assets	347,495	283,018
Property and equipment, net	137,312	113,914
Goodwill	25,754	19,384
Other	16,935	5,547
Total assets	$527,496	$421,863
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$55,303	$42,561
Accrued product warranty	8,021	7,184
Customer deposits	34,917	22,486
Accrued payroll and related liabilities	9,686	9,298
Accrued loss reserves	2,607	2,976
Income taxes payable	3,421	671
Other accrued liabilities	24,859	19,693
Total current liabilities	138,814	104,869
Deferred income tax liabilities	6,075	6,332
Accrued retirement benefit costs	2,225	3,000
Other	14,346	10,797
Minority interest	833	699
Total shareholders' equity	365,203	296,166
Total liabilities and shareholders' equity	$527,496	$421,863

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per-share and share amounts)
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$206,239	$171,470	$648,216	$548,455
Cost of sales	157,678	130,427	486,339	414,835
Gross profit	48,561	41,043	161,877	133,620
Selling, general, administrative and engineering expenses	31,926	25,270	92,774	80,237
Income from operations	16,635	15,773	69,103	53,383
Interest expense	149	421	765	1,268
Other income, net of expense	638	519	2,038	921
Income before income taxes and minority interest	17,124	15,871	70,376	53,036
Income taxes	5,482	5,807	24,812	19,666
Income before minority interest	11,642	10,064	45,564	33,370
Minority interest	68	38	151	82
Net income	$11,574	$10,026	$45,413	$33,288

Earnings per common share
Net income:
Basic	$0.52	$0.47	$2.08	$1.56
Diluted	$0.51	$0.46	$2.03	$1.52
Weighted average common shares outstanding:
Basic	22,116,275	21,520,512	21,881,565	21,383,889
Diluted	22,581,075	21,927,051	22,393,677	21,960,133

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands-unaudited)
	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$45,413	$33,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,136	8,686
Provision for doubtful accounts	327	457
Provision for inventory reserve	2,174	2,827
Provision for warranty reserve	9,105	9,318
Deferred compensation provision (benefit)	2,194	(864)
Purchase/sale of trading security by supplemental executive retirement plan, net	(1,656)	(443)
Stock-based payments	1,395	470
Tax benefit from stock option exercise	(4,269)	(2,639)
Deferred income tax benefit	(2,414)	(530)
(Gain) Loss on sale and disposition of fixed assets	16	(21)
Minority interest in earnings of subsidiary	151	(82)
(Increase) decrease in:
Trade and other receivables	(6,862)	(15,752)
Inventories	(33,784)	(18,762)
Prepaid expenses and other	1,323	4,729
Other non-current assets	1,124	(1,073)
Increase (decrease) in:
Accounts payable	7,702	(432)
Accrued product warranty	(8,783)	(7,830)
Customer deposits	12,282	1,362
Income taxes payable	6,864	5,252
Accrued loss reserves	(370)	1,167
Other accrued liabilities	3,962	3,590
Net cash provided by operating activities	47,030	22,718

Cash flows from investing activities:
Purchase of Peterson, Inc., net of cash acquired of $1,702	(19,627)	-
Expenditures for property and equipment	(30,628)	(23,102)
Purchase of investment securities	(6,892)	-
Proceeds from sale of property and equipment	174	916
Cash paid for acquisition of minority shares of subsidiary	(106)	(197)
Cash received from sale of minority shares of subsidiary	72	288
Net cash used by investing activities	(57,007)	(22,095)

Cash flows from financing activities:
Repayment of loan assumed in purchase of Peterson, Inc.	(7,500)	-
Tax benefit from stock option exercise	4,269	2,639
Purchase/sale of company shares by supplemental executive retirement plan, net	1,468	15
Proceeds from issuance of common stock	13,619	9,201
Net cash provided by financing activities	11,856	11,855
Effect of exchange rate changes on cash	1,407	(777)
Net increase in cash and cash equivalents	3,286	11,701
Cash and cash equivalents at beginning of period	44,878	22,598
Cash and cash equivalents at end of period	$48,164	$34,299
See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity
For the Nine Months Ended September 30, 2007
( in thousands, except shares)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Company Shares Held by SERP	Total Shareholders’ Equity
Balance December 31, 2006	21,696,374	$4,339	$93,760	$197,661	$2,487	$(2,081)	$296,166
Net income				45,413			45,413
Other comprehensive income:
Foreign currency translation adjustment					2,916		2,916
Change in minority ownership of subsidiary					(4)		(4)
Change in unrecognized pension and post retirement benefit costs					25		25
Comprehensive income							48,350
Stock incentive plan expense, gross			1,395				1,395
FIN 48 adjustment				(65)			(65)
Exercise of stock options and stock to directors, including tax benefits	595,877	119	17,770				17,889
SERP transactions, net			1,038			430	1,468
Balance, September 30, 2007	22,292,251	$4,458	$113,963	$243,009	$5,424	$(1,651)	$365,203

See Notes to Unaudited Condensed Consolidated Financial Statements

ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Astec Industries, Inc. and subsidiaries Annual Report on Form 10-K for the year ended December 31, 2006.

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

Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (FIN 48).  FIN 48 defines a criterion that an income tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements.  FIN 48 requires that the cumulative effect of applying its provisions be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted.  FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company began applying its provisions effective January 1, 2007.  The impact of adopting this statement is described in Note 7.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which provides guidance on how to measure assets and liabilities that use fair value.  SFAS No. 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  This standard also will require additional disclosures in both annual and quarterly reports.  SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and the Company will begin applying its provisions effective January 1, 2008.  The Company has not yet determined the impact, if any, that the implementation of this statement will have on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  This statement allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value.  The election is made on an instrument-by-instrument basis and is irrevocable.  SFAS No. 159 is effective for an entity’s fiscal year that begins after November 15, 2007, and the Company will begin applying its provisions effective January 1, 2008.  The Company has not yet determined the impact, if any, the implementation of this statement will have on the Company’s financial statements.

Note 2.  Stock-based Compensation
Under terms of the Company’s stock option plans, officers and certain other employees may be granted options to purchase the Company’s common stock at no less than 100% of the market price on the date the option is granted.  The Company has reserved shares of common stock for exercise of outstanding non-qualified options and incentive options of officers and employees of the Company and its subsidiaries at prices determined by the Board of Directors.  In addition, a Non-employee Directors Stock Incentive Plan has been established to allow non-employee directors to have a personal financial stake in the Company through an ownership interest.  Directors may elect to receive their compensation in cash, common stock, deferred stock or stock options.  Options granted under the Non-employee Directors Stock Incentive Plan and the Executive Officer Annual Bonus Equity Election Plan vest and become fully exercisable immediately.  Generally, other options granted vest over 12 months.  All stock options have a ten-year term. All granted options were vested prior to December 31, 2006, therefore no stock option expense was recorded in the nine months ended September 30, 2007, and there were no unrecognized compensation costs related to stock options previously granted as of that date. The Company recorded stock option expense of $21,000 and $381,000 in the three and nine month periods ended September 30, 2006, respectively.

In August 2006, the Compensation Committee of the Board of Directors implemented a five-year plan to award key members of management restricted stock units each year. The details of the plan were formulated under the 2006 Incentive Plan approved by the Company’s shareholders in their annual meeting held in April, 2006. The plan allows up to 700,000 shares to be granted to employees.  Units granted each year will be determined based upon the performance of individual subsidiaries and consolidated annual financial performance. Each award will vest at the end of five years from the date of grant, or at the time a recipient reaches age 65, if earlier. On March 8, 2007 management was granted 65,500 restricted stock units, net of forfeitures, for preformance during 2006.  It is anticipated that an additional 64,900 units will be granted in March 2008 for performance in 2007.  Based upon the March 8, 2007 fair value of $38.76 for the 65,500 units and the September 28, 2007 fair value of $57.45 for the 64,900 units, $4,140,000 of compensation costs will be recognized in future periods through 2013. The fair value of the 64,900 restricted stock units will be adjusted quarterly to the period-end market value of the Company’s stock until the units are actually granted, which is expected to be in March, 2008. Compensation expense of $485,000 and $1,395,000 has been recorded in the three and nine month periods ended September 30, 2007, respectively, to reflect the fair value of the 130,400 total shares amortized over the portion of the vesting period occurring during the three and nine month periods ended September 30, 2007.

Note 3.  Receivables
Receivables are net of allowance for doubtful accounts of $1,732,000 and $1,781,000 as of September 30, 2007 and December 31, 2006, respectively.

Note 4.  Inventories
Inventories are stated at the lower of first-in, first-out cost or market and consist of the following:

	(in thousands)
	September 30, 2007	December 31, 2006
Raw Materials	$97,034	$77,229
Work-in-Process	51,972	43,227
Finished Goods	42,695	27,993
Used Equipment	10,281	9,387
Total	$201,982	$157,836

Note 5.  Earnings per Share
Basic and diluted earnings per share are calculated in accordance with SFAS No. 128 and SFAS No. 123I.  Basic earnings per share exclude any dilutive effects of stock options and restricted stock units.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income	$11,574,000	$10,026,000	$45,413,000	$33,288,000
Denominator:
Denominator for basic earnings per share	22,116,275	21,520,512	21,881,565	21,383,889
Effect of dilutive securities:
Employee stock option & incentive plans	379,791	287,427	414,218	459,850
Supplemental Executive Retirement Plan	85,009	119,112	97,894	116,394
Denominator for diluted earnings per share	22,581,075	21,927,051	22,393,677	21,960,133

Net income per share:
Basic	$0.52	$0.47	$2.08	$1.56
Diluted	$0.51	$0.46	$2.03	$1.52

No options were antidilutive for the three months ended September 30, 2007.  A total of approximately 673,000 options were antidilutive for the three months ended September 30, 2006 and were therefore not included in the diluted earnings per share computation.  A total of approximately 110 and 225,000 options for the nine months ended September 30, 2007 and 2006, respectively, were antidilutive and were therefore not included in the diluted earnings per share computation.

Note 6.  Property and Equipment
Property and equipment is stated at cost, less any required impairment charge.  Property and equipment is net of accumulated depreciation of $119,737,000 and $110,521,000 as of September 30, 2007 and December 31, 2006, respectively.

Note 7.  Uncertainty in Income Taxes
Astec Industries, Inc. and one or more of its subsidiaries (the Company) file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions.  The Company is no longer subject to U.S. federal income tax examinations by authorities for years prior to 2004.  With few exceptions, the Company is no longer subject to state and local or non-U.S. income tax examinations by authorities for years prior to 2001.  During the2nd quarter of 2007 Revenue Canada completed its examination of the 2003, 2004, and 2005 Canadian income tax returns of Breaker Technology, Ltd. (BTL), the Company’s Canadian subsidiary.    The resulting adjustments to income are immaterial and net operating loss carryforwards will offset any additional taxes due.   During the3rd quarter of 2007 The Ontario Ministry of Finance completed its examination of the 2003, and 2004 Ontario income tax returns of BTL.   The adjustments to income are immaterial.

The Company adopted provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized approximately $65,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1 balance of retained earnings.  The Company has a $1,191,000 liability recorded for unrecognized tax benefits as of January 1, 2007 which includes interest and penalties of $94,000.  The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $818,000, which includes interest and penalties of $94,000.  The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of 2007.  There were no material changes to the liability for unrecognized tax benefits for the quarter-ended September 30, 2007.

In the September 30, 2007 balance of unrecognized tax benefits, there are no tax positions for which the ultimate deductibility is highly certain but the timing of such deductibility is uncertain.  Accordingly there is no impact to the deferred tax accounting for certain tax benefits.

Note 8.  Comprehensive Income
Total comprehensive income for the three month periods ended September 30, 2007 and 2006 was $12,993,000 and $9,311,000, respectively.  Total comprehensive income for the nine month periods ended September 30, 2007 and 2006 was $48,350,000 and $32,330,000, respectively.  The components of comprehensive income for the periods indicated are set forth below:

	(in thousands)		(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$11,574	$10,026	$45,413	$33,288
Change in unrecognized pension and post retirement benefit costs	9	-	25	-
Increase in minority interest ownership of subsidiary	(4)	(2)	(4)	(2)
Increase (decrease) in foreign currency translation	1,414	(713)	2,916	(956)
Total comprehensive income	$12,993	$9,311	$48,350	$32,330

Note 9.  Contingent Matters
Certain customers have financed purchases of Astec products through arrangements in which the Company is contingently liable for customer debt of approximately $732,000 and for residual value guarantees aggregating approximately $147,000 at September 30, 2007 and contingently liable for customer debt of approximately $2,755,000 and for residual value guarantees aggregating approximately $147,000 at December 31, 2006.  At September 30, 2007, the maximum potential amount of future payments under these guarantees for which the Company would be liable is equal to $2,854,000.  The Company does not believe it will be called on to fulfill any of these contingencies, and therefore the carrying amounts on the consolidated balance sheets of the Company for these contingent liabilities are zero.

In addition, the Company is contingently liable under letters of credit totaling approximately $6,835,000, including a $2,000,000 letter of credit issued to the Company’s South African subsidiary, Osborn Engineered Products SA (Pty) (Osborn).  The outstanding letters of credit expire at various dates through March 2009. Osborn is contingently liable for a total of $2,854,000 in performance and retention bonds, of which $2,000,000 are secured by the $2,000,000 letter of credit issued by the Company.  As of September 30, 2007, the maximum potential amount of future payments under these letters of credit and bonds for which the Company could be liable is approximately $7,689,000.

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

The Company is currently a party to various claims and legal proceedings that have arisen in the ordinary course of business.  If management believes that a loss arising from such claims and legal proceedings is probable and can reasonably be estimated, the Company records the amount of the loss (excluding estimated legal fees), or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another.  As management becomes aware of additional information concerning such contingencies, any potential liability related to these matters is assessed and the estimates are revised, if necessary.  If management believes that a loss arising from such claims and legal proceedings is either (i) probable but cannot be reasonably estimated or (ii) reasonably possible but not probable, the Company does not record the amount of the loss, but does make specific disclosure of such matter.  Based upon currently available information and with the advice of counsel, management believes that the ultimate outcome of its current claims and legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.  However, claims and legal proceedings are subject to inherent uncertainties and rulings unfavorable to the Company could occur.  If an unfavorable ruling were to occur, there exists the possibility of a material adverse effect on the Company’s financial position, cash flows or results of operations.

Note 10.  Segment Information
The Company has four reportable operating segments, which include the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group.  The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other non-related industries.  The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries.  The business units in the Mobile Asphalt Paving Group design, manufacture and market asphalt pavers, material transfer vehicles, milling machines and screeds.  The business units in the Underground Group design, manufacture and market a complete line of trenching equipment and directional drills for the underground construction market.  The Company also has one other category that contains the business units that do not meet the requirements for separate disclosure as an operating segment.  The business units in the Other category include Peterson Pacific Corp. (Peterson), Astec Insurance Company and Astec Industries, Inc., the parent company.  Peterson designs, manufactures and markets whole-tree pulpwood chippers, horizontal grinders and blower trucks.

	(in thousands)
	Three Months Ended
	September 30, 2007
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales from external customers	$51,860	$81,801	$33,323	$28,335	$10,920	$206,239
Intersegment sales	3,556	3,633	1,274	1,493	-	9,956
Gross profit	12,375	18,700	8,096	7,498	1,892	48,561
Gross profit percent	23.9%	22.9%	24.3%	26.5%	17.3%	23.5%
Segment profit	$6,656	$8,154	$3,542	$3,223	$(9,794)	$11,781

	(in thousands)
	Nine Months Ended
	September 30, 2007
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales from external customers	$183,507	$253,138	$117,662	$82,988	$10,921	$648,216
Intersegment sales	10,904	9,126	4,892	9,281	-	34,203
Gross profit	48,358	62,444	28,999	20,209	1,867	161,877
Gross profit percent	26.4%	24.7%	24.6%	24.4%	17.1%	25.0%
Segment profit	$29,827	$30,859	$14,768	$6,515	$(36,534)	$45,435

	(in thousands)
	Three Months Ended
	September 30, 2006
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales from external customers	$45,076	$69,083	$28,961	$28,350	$-	$171,470
Intersegment sales	2,705	1,461	806	844	-	5,816
Gross profit	11,164	16,664	5,996	7,238	(19)	41,043
Gross profit percent	24.8%	24.1%	20.7%	25.5%	-	23.9%
Segment profit	$5,939	$7,562	$2,029	$2,889	$(8,188)	$10,231

	(in thousands)
	Nine Months Ended
	September 30, 2006
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales from external customers	$149,026	$217,942	$103,199	$78,288	$-	$548,455
Intersegment sales	8,071	7,706	2,892	2,671	-	21,340
Gross profit	37,997	53,223	24,659	17,783	(42)	133,620
Gross profit percent	25.5%	24.4%	23.9%	22.7%	-	24.4%
Segment profit	$20,722	$24,729	$12,125	$5,328	$(29,347)	$33,557

Reconciliation of the reportable segment totals for profit or loss to the Company's consolidated totals is as follows:

	(in thousands)		(in thousands)
	Three Months Ended September30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total profit for reportable segments	$11,781	$10,231	$45,435	$33,557
Minority interest in earnings	(68)	(38)	(151)	(82)
Recapture (elimination) of intersegment profit	(139)	(167)	129	(187)
Consolidated net income	$11,574	$10,026	$45,413	$33,288

Note 11.  Seasonality
Based upon historical results of the past several years and expected results for this year, seventy-seven percent (77%) to seventy-nine percent (79%) of the Company's business volume typically occurs during the first nine months of the year.  During the usual seasonal trend, the first three quarters of the year are the Company's stronger quarters for business volume, with the fourth quarter normally being the weakest quarter.

Note 12.  Goodwill
At September 30, 2007 and December 31, 2006, the Company had unamortized goodwill in the amount of $25,754,000 and $19,384,000, respectively.

The changes in the carrying amount of goodwill by operating segment for the periods ended September 30, 2007 are as follows:

	Asphalt Group	Aggregate and Mining Group	(in thousands) Mobile Asphalt Paving Group	Underground Group	Other	Total
Balance December 31, 2006	$1,157	$16,581	$1,646	$-	$-	$19,384
Foreign currency translation	-	40	-	-	-	40
Balance March 31, 2007	$1,157	$16,621	$1,646	$-	$-	$19,424
Foreign currency translation	-	585	-	-	-	585
Balance June 30,2007	$1,157	$17,206	$1,646	$-	$-	$20,009
Foreign currency translation	-	467	-	-	-	467
Purchase of Peterson, Inc.	-	-	-	-	5,278	5,278
Balance September 30, 2007	$1,157	$17,673	$1,646	$-	$5,278	$25,754

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

The Wachovia credit facility is unsecured and has an original term of three years (which is subject to further extensions as provided therein).  The interest rate for borrowings is a function of the Adjusted LIBOR Rate or Adjusted LIBOR Market Index Rate, as elected by the Company, plus a margin based upon a leverage ratio pricing grid ranging between 0.5% and 1.5%.  As of September 30, 2007, if any loans would have been outstanding, the applicable margin based upon the leverage ratio pricing grid would equal 0.5%.  The Wachovia credit facility requires no principal amortization and interest only payments are due, in the case of loans bearing interest at the Adjusted LIBOR Market Index Rate, monthly in arrears and, in the case of loans bearing at the Adjusted LIBOR Rate, at the end of the applicable interest period therefore.  The Wachovia credit agreement contains certain financial covenants related to minimum fixed charge coverage ratios, minimum tangible net worth and maximum allowed capital expenditures.  No amounts were outstanding under the credit facility at September 30, 2007.

The Company was in compliance with the financial covenants under its credit facility as of September 30, 2007.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., (Osborn) has available a credit facility of approximately $4,907,000 (ZAR 33,760,000) to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. As of September 30, 2007, Osborn had no outstanding borrowings under the credit facility, but approximately $2,854,000 in performance and retention bonds were guaranteed under the facility.  The facility is secured by Osborn's account receivables, retention and cash balances and a $2,000,000 letter of credit issued by the parent Company.  The portion of the available facility not secured by the $2,000,000 letter of credit fluctuates monthly based upon fifty percent (50%) of Osborn's accounts receivable, retention and cash balances at the end of the prior month.  As of September 30, 2007, Osborn Engineered Products had available credit under the facility of approximately $2,053,000.

Note 14.  Product Warranty Reserves
Changes in the Company's product warranty liability for the three and nine month periods ended September 30, 2007 and 2006 are as follows:

	(in thousands)		(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Reserve balance at the beginning of the period	$8,137	$7,036	$7,184	$5,666
Warranty liabilities accrued during the period	2,736	2,751	9,105	9,318
Warranty liabilities settled during the period	(2,852)	(2,633)	(8,268)	(7,830)
Reserve balance at the end of the period	$8,021	$7,154	$8,021	$7,154

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

Note 15.  Post Retirement Benefits
The Company expects to contribute approximately $800,000 to its pension plan and $200,000 to its post-retirement benefit plan during 2007.  Approximately $649,000 of the contribution was paid to the pension plan and approximately $148,000 was paid for post-retirement benefits during the nine months ended September 30, 2007.

      The components of net periodic pension cost and post-retirement benefit cost for the nine months ended September 30, 2007 and 2006 are as follows:

	(in thousands)
	Pension Benefit		Post-Retirement Benefits
	2007	2006	2007	2006
Service cost	$-	$-	$36	$46
Interest cost	424	408	34	43
Expected return on assets	(479)	(410)	-	-
Amortization of transitional obligation	-	-		25
Amortization of prior service cost	-	-	21	(4)
Amortization of net (gain) loss	68	103	(56)	(59)
Net periodic benefit cost	$13	$101	$35	$51

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

Note 17.  Other Income, net of expense
For the three months ended September 30, 2007 and 2006, the Company had other income, net of expenses, totaling $638,000 and $519,000, respectively.  For the nine months ended September 30, 2007 and 2006, the Company had other income, net of expenses, totaling $2,038,000 and $921,000, respectively.  Major items comprising the net totals for the periods are as follows:

	(in thousands) Three Months Ended September 30,		(in thousands) Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income	$850	$518	$2,278	$1,018
(Gain) Loss on foreign currency transactions	(300)	10	(430)	(234)
Other	88	(9)	190	137
Total	$638	$519	$2,038	$921

Note 18.  Purchase of Peterson, Inc.

On July 31, 2007 the Company consummated its purchase of all the outstanding capital stock of Peterson, Inc., an Oregon company (Peterson), to be effective July 1, 2007, with approximately $21,100,000 being paid to the sellers plus transaction costs of approximately $200,000.  Peterson is a leading manufacturer of whole-tree pulpwood chippers, horizontal grinders and blower trucks.  Founded in 1961 as Wilbur Peterson & Sons, a heavy construction company, Peterson expanded into manufacturing in 1982 to develop equipment to suit their land clearing and construction needs.  Peterson will continue to operate from its Eugene, Oregon headquarters under the name Peterson Pacific Corp.  Additional conditional earn-out payments of up to $3,000,000 may be due to the sellers based upon actual 2008 and 2009 results of operations.  In addition to the purchase price paid to the sellers, the Company also paid off approximately $7,500,000 of outstanding Peterson debt coincident with the purchase, including $500,000 that had been paid off by Peterson during July.  The Company and Peterson’s majority owner and his wife have also entered into a separate agreement for the Company to purchase the real estate and improvements used by Peterson for $7,000,000 at a later date.

The Company has accounted for the acquisition as a business combination using the required purchase method of accounting.  As the transaction was completed during the third quarter with an effective date of July 1, 2007, the fair value related  assets and liabilities of Peterson were recorded as of that date in the Company’s Condensed Consolidated Balance Sheet, and Peterson’s three month results of operations are included in the Company’s September 30, 2007 Consolidated Statement of Income.  In certain circumstances, the allocation of the purchase price recorded has been based on preliminary estimates and assumptions.  The preliminary purchase price allocation, which resulted in the recording of $5,278,000 of goodwill, may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed.

Item 2.  Management's Discussion and Analysis of Financial Condition And Results of Operations

Forward-Looking Statements

    This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words, “will,” “would,” “should,” “could,” “believes,” “anticipates,” “intends,” and “expects” and similar expressions.  Such forward-looking statements include, without limitation, statements regarding the Company's expected sales during 2007, the Company's expected effective tax rates for 2007, the Company's expected capital expenditures in 2007, the expected benefit of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through September 30, 2008, the impact of the enactment of SAFTEA-LU, the need for road improvements, the impact of other public sector spending and funding mechanisms, the Company's backlog levels, changes in the economic environment as it affects the Company, the timing and impact of changes in the economy, the market confidence of customers and dealers, the Company's general liability insurance coverage for product liability and other similar tort claims, the Company being called upon to fulfill certain contingencies, the expected contributions by the Company to its pension plan, its post-retirement plan and other benefits, the expected dates of granting of restricted stock units, changes in interest rates and the impact of such changes on the financial results of the Company, changes in the prices of steel and oil, the change in the level of the Company's presence in international markets, the seasonality of the Company’s business, the outcome of audits by taxing authorities, the amount or value of unrecognized tax benefits, the Company’s discussion of its critical accounting policies and the ultimate outcome of the Company's current claims and legal proceedings.

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

In addition to the risks and uncertainties identified elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, most recently in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the risk factors described in the section under the caption “Risk Factors” should be carefully considered when evaluating the Company's business and future prospects.

Overview

The Company is a leading manufacturer and marketer of construction equipment.  The Company's businesses:

▪           design, engineer, manufacture and market equipment that is used in road building, from quarrying and crushing the aggregate, to the road surface;
▪           manufacture certain equipment and components unrelated to road construction, including trenching, auger boring, directional drilling, industrial heat transfer, wood chipping and grinding; and
▪           manufacture and sell replacement parts for equipment in each of its product lines.

The Company has 13 companies that fall within four reportable operating segments, the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group.  The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other unrelated industries.  The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries.  The business units in the Mobile Asphalt Paving Group design, manufacture and market asphalt pavers, material transfer vehicles, milling machines and screeds.  The business units in the Underground Group design, manufacture and market a complete line of trenching equipment and directional drills and auger boring machines for the underground construction market.  The Company also has one other category that contains the business units that do not meet the requirements for separate disclosure as an operating segment.  The business units in the Other category include Peterson Pacific Corp. (Peterson), Astec Insurance Company and Astec Industries, Inc., the parent company.

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

In August 2005, President Bush signed into law the Safe, Accountable, Flexible and Efficient Transportation Equity Act - A Legacy for Users (SAFETEA-LU), which authorizes appropriation of $286.5 billion in guaranteed federal funding for road, highway and bridge construction, repair and improvement of the federal highway and transit projects for federal fiscal years October 1, 2004 through September 30, 2009.  The Company believes that the federal highway funding significantly influences the purchasing decisions of many of the Company's customers who are more comfortable making purchasing decisions with the legislation in place.  The Federal funding provides for approximately 25% of highway, street, roadway and parking construction funding in the United States.  President Bush signed into law on February 15, 2007, a funding bill for the 2007 fiscal year, which among other things included record investment levels for the federal highway programs.

The public sector spending described above is needed to fund road, bridge and mass transit improvements.  The Company believes that increased funding is unquestionably needed to restore the nation's highways to a quality level required for safety, fuel efficiency and mitigation of congestion.  In the Company's opinion, amounts needed for such improvements are significantly above the amounts proposed, and funding mechanisms such as the federal usage fee per gallon of gasoline, which has not been increased in fourteen years, would need to be increased along with other measures to generate the funds needed.

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and its impact on customers' purchase decisions and the price of steel may each affect the Company's financial performance.  Economic downturns, like the one experienced from 2001 through 2003, generally result in decreased purchasing by the Company's customers, which, in turn, causes reductions in sales and increased pricing pressure on the Company's products.  Rising interest rates also typically have the effect of negatively impacting customers' attitudes toward purchasing equipment.  The Company expects only slight changes in interest rates during the remainder of 2007 and does not expect such changes to have a material impact on the financial results of the Company.

Significant portions of the Company's revenues relate to the sale of equipment that produces asphalt mix.  A major component of asphalt is oil.  An increase in the price of oil increases the cost of providing asphalt, which could likely decrease demand for asphalt, and therefore decrease demand for certain Company products.  While increasing oil prices may have an impact on the Company’s customers, the Company’s equipment can use a significant amount of recycled asphalt pavement, thereby mitigating the cost of asphalt for the customer.  The Company continues to work on products and initiatives to reduce the amount of oil and related products required to produce asphalt mix.  Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline.  The Company's customers appear to be adapting their prices in response to the fluctuating oil prices, and the fluctuations do not appear to be significantly impairing the equipment purchases by them at this time.

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

Results of Operations

For the three months ended September 30, 2007, net sales increased $34,769,000, or 20.2%, to $206,239,000 from $171,470,000 for the three months ended September 30, 2006.  Peterson accounted for $11,000,000 of the sales increase, resulting in an increase, net of Peterson, of $23,769,000, or 13.9% for the third quarter of 2007 as compared to the third quarter of 2006.  Sales are generated primarily from new equipment purchases made by customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development.  The overall growth in sales for three months ended September 30, 2007 compared to the three months ended September 30, 2006 is reflective of a strong economy, an overwhelming need for road improvements causing state initiatives to increase funding, market acceptance of new products, improving market share, increasing sales of recycling equipment and stronger international sales.  For the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006, (1) net sales for the Asphalt Group increased approximately $6,784,000 or 15.1%; (2) net sales for the Aggregate and Mining Group increased approximately $12,718,000 or 18.4%; (3) net sales for the Underground Group decreased approximately $15,000 or 0.1%; and (4) net sales for the Mobile Asphalt Paving Group increased approximately $4,362,000 or 15.1%.  Parts sales for the quarter ended September 30, 2007 were $49,186,000 compared to $40,239,000 for the quarter ended September 30, 2006, for an increase of $8,947,000 or 22.2%.  Peterson accounted for $3,794,000 of the increase in parts sales, resulting in a change in parts sales, net of Peterson, of $5,153,000 or 12.8% for the third quarter of 2007 compared to the same quarter in 2006.  For the quarter ended September 30, 2007 compared to the same period of 2006, international sales increased in the Aggregate and Mining, Mobile Asphalt Paving and Underground segments while international sales decreased in the Asphalt segment.  Domestic sales increased in the Asphalt and Mobile Asphalt Paving segments while domestic sales decreased in the Aggregate and Mining and the Underground segments.  Domestic sales accounted for 63.9% and international sales accounted for 36.1% of the third quarter revenues of 2007 compared to 67.7% for domestic sales and 32.3% for international sales for the third quarter of 2006.

For the nine months ended September 30, 2007, net sales increased $99,761,000, or 18.2%, to $648,216,000 from $548,455,000 for the nine months ended September 30, 2006.  Peterson accounted for $11,000,000 of the sales increase resulting in an increase, net of Peterson, of $88,761,000, or 16.2% for the nine months ended September 2007 as compared to the same period in 2006.  Sales are generated primarily from new equipment purchases made by customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development.  The overall growth in sales for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 is reflective of a strong domestic economy, an overwhelming need for road improvements causing state initiatives to increase funding, market acceptance of new products, improving market share, increasing sales of recycling equipment and stronger international sales.  For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, (1) net sales for the Asphalt Group increased approximately $34,481,000 or 23.1%; (2) net sales for the Aggregate and Mining Group increased approximately $35,196,000 or 16.1%; (3) net sales for the Underground Group increased approximately $4,700,000 or 6.0%; and (4) net sales for the Mobile Asphalt Paving Group increased approximately $14,463,000 or 14.0%.  Parts sales for the nine months ended September 30, 2007 were $137,212,000 compared to $126,989,000 for the nine months ended September 30, 2006, for an increase of $10,223,000 or 8.1%.  Peterson accounted for $3,794,000 of the increase in parts sales, resulting in a change in parts sales, net of Peterson, of $6,429,000 or 5.1% for the first nine months of 2007 compared to the same period in 2006.  For the nine months ended September 30, 2007 compared to the same period of 2006, the increase in sales for all segments was due to increases in both international and domestic sales.  Domestic sales accounted for 70.1% and international sales accounted for 29.9% of revenues for the first nine months of 2007, compared to 73.8% for domestic sales and 26.2% for international sales during the first nine months of 2006.

International sales for the quarter ended September 30, 2007 compared to the same period of 2006 increased $19,175,000, or 34.6%.  Net of Peterson, international sales increased $17,050,000, or 30.8% for the third quarter of 2007 compared to the same period in 2006.  International sales were $74,528,000 for the quarter ended September 30, 2007 compared to $55,353,000 for the quarter ended September 30, 2006.  For the quarters ended September 30, 2007 and 2006, international sales accounted for approximately 36.1% and 32.3% of net sales, respectively.  International sales increased for the third quarter of 2007 compared to the same period in 2006, in Australia, Africa, the West Indies, Canada, the Middle East, South America and Southeast Asia while international sales decreased in Europe, China, Japan, Korea and Central America for the comparable period.  There were only nominal changes in all other geographic markets.  The Company believes the overall increased level of international sales relates to strong economic conditions in certain foreign markets, continued weakness of the U.S. dollar compared to most foreign currencies and increased sales efforts by the Company in foreign markets.

International sales for the nine months ended September 30, 2007 compared to the same period of 2006 increased $49,936,000, or 34.8%.  Net of Peterson, international sales increased $47,811,000, or 33.3% for the nine months ended September 30, 2007 compared to the same period in 2006.  International sales were $193,508,000 for the nine months ended September 30, 2007 compared to $143,572,000 for the nine months ended September 30, 2006.  For the nine months ended September 30, 2007 and 2006, international sales accounted for approximately 29.9% and 26.2% of net sales, respectively.  International sales increased for the first nine months of 2007 compared to the same period in 2006, in Australia, Africa, Canada, Central America, Europe, the West Indies, the Middle East and Southeast Asia while international sales decreased in South America for the comparable period.  There were only nominal changes in all other geographic markets.  The Company believes the overall increased level of international sales relates to strong economic conditions in certain foreign markets, continued weakness of the U.S. dollar compared to most foreign currencies and increased sales efforts by the Company in foreign markets.

Gross profit for the three months ended September 30, 2007 increased $7,518,000 or 18.3%, to $48,561,000 from $41,043,000 for the three months ended September 30, 2006.  Peterson accounted for $1,858,000 of the gross profit increase in the third quarter of 2007 compared to the third quarter of 2006.  Gross profit as a percentage of sales for the three months ended September 30, 2007 and 2006 was 23.5% and 23.9%, respectively, or a decrease of 40 basis points.  For the quarter ended September 30, 2007 compared to the same period in 2006, gross profit for the Asphalt Group increased from approximately $11,164,000 to approximately $12,375,000 or an increase of approximately $1,211,000 or 10.8%.  This resulted in a decrease in gross profit as a percentage of sales from 24.8% to 23.9% or 90 basis points for the same periods for this group.  For the quarter ended September 30, 2007 compared to the same period in 2006, gross profit for the Aggregate and Mining Group increased from approximately $16,664,000 to approximately $18,700,000 or an increase of approximately $2,036,000 or 12.2%.  Gross profit as a percentage of sales decreased 120 basis points from 24.1% to 22.9% for the third quarter of 2007 as compared to the third quarter of 2006 for the Aggregate and Mining Group.  For the quarter ended September 30, 2007 compared to the same period in 2006, gross profit for the Mobile Asphalt Paving Group increased from approximately $5,996,000 to approximately $8,096,000 or an increase of approximately $2,100,000 or 35.0%.  Gross profit, as a percentage of sales increased from 20.7% to 24.3%, or 360 basis points.  For the quarter ended September 30, 2007 compared to the same period in 2006, gross profit for the Underground Group increased from approximately $7,238,000 to approximately $7,498,000 or an increase of approximately $260,000 or 3.6%.  This resulted in an increase in gross profit as a percentage of sales from 25.5% to 26.5% or 100 basis points for the same periods for the Underground Group.  On a consolidated basis, the gross profit percentage decrease for the quarter ended September 30, 2007 compared to the same period of 2006 was primarily due to the introduction of certain new products and new models of existing product lines.

Gross profit for the nine months ended September 30, 2007 increased $28,257,000 or 21.1%, to $161,877,000 from $133,620,000 for the nine months ended September 30, 2006.  Peterson accounted for $1,858,000 of the gross profit increase in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.  Gross profit as a percentage of sales for the nine months ended September 30, 2007 and 2006 was 25.0% and 24.4%, respectively, or an increase of 60 basis points.  For the nine months ended September 30, 2007 compared to the same period in 2006, gross profit for the Asphalt Group increased from approximately $37,997,000 to approximately $48,358,000 or an increase of approximately $10,361,000 or 27.3%.  This resulted in an increase in gross profit as a percentage of sales from 25.5% to 26.4% or 90 basis points for the same periods for this group.  For the nine months ended September 30, 2007 compared to the same period in 2006, gross profit for the Aggregate and Mining Group increased from approximately $53,223,000 to approximately $62,444,000 or an increase of approximately $9,221,000 or 17.3%.  Gross profit as a percentage of sales increased 30 basis points from 24.4% to 24.7% for the first nine months of 2007 and 2006, respectively, for the Aggregate and Mining Group.  For the nine months ended September 30, 2007 compared to the same period in 2006, gross profit for the Mobile Asphalt Paving Group increased from approximately $24,659,000 to approximately $28,999,000 or an increase of approximately $4,340,000 or 17.6%.  As a percentage of sales, gross profit increased from 23.9% to 24.6%, or 70 basis points.  For the nine months ended September 30, 2007 compared to the same period in 2006, gross profit for the Underground Group increased from approximately $17,783,000 to approximately $20,209,000 or an increase of approximately $2,426,000 or 13.6%.  This resulted in an increase in gross profit as a percentage of sales from 22.7% to 24.4% or 170 basis points for the same periods for this group.  On a consolidated basis, the gross profit percentage increase for the nine months ended September 30, 2007 compared to the same period of 2006 was primarily due to a favorable mix of products, increased international sales, price increases and the impact of the Company's cost and design initiative programs.

Selling, general, administrative and engineering expenses for the quarter ended September 30, 2007 were $31,926,000, or 15.5% of net sales, compared to $25,270,000, or 14.7% of net sales for the quarter ended September 30, 2006, an increase of $6,656,000 or 26.3%.  The following discussion is presented net of the increase in selling, general, administrative and engineering expenses of $1,993,000 due to the operations of Peterson.  The increase in selling, general, administrative and engineering expenses for the three months ended September 30, 2007 compared to the same period of 2006 related primarily to an increase in non-cash expenses related to the Supplemental Executive Retirement Plan of $2,478,000 due to the increase in the market price of the Company’s stock from June 30, 2007 to September 30, 2007 and a decrease in the price of the Company’s stock from June 30, 2006 to September 30, 2006.  The profit sharing bonus expense, which is formula driven, increased approximately $686,000 due to improved performance by the subsidiaries as compared to the same quarter in 2006.  Expenses related to the Company’s stock-based compensation plan increased approximately $396,000 primarily due to the timing of the approval of the new restricted stock unit plan discussed below (the plan was not approved until the middle of the third quarter of 2006) and the increase in the market price of the Company’s stock.  Personnel and related expenses increased approximately $326,000 due to increased staffing in order to support increased sales volume.  Sales commissions increased approximately $250,000 due to increased sales volumes while travel expense, including airline tickets, rental cars, lodging and meals increased approximately $356,000 due to increased selling efforts by the Company and cost increases by vendors.  Depreciation also increased approximately $201,000 due primarily to capital expenditures.  These increases were offset by decreases in research and development expense of $534,000 and legal and professional expenses of $610,000.

Selling, general, administrative and engineering expenses for the nine months ended September 30, 2007 were $92,774,000, or 14.3% of net sales, compared to $80,237,000, or 14.6% of net sales for the nine months ended September 30, 2006, an increase of $12,537,000 or 15.6%.  The following discussion is presented net of the increase in selling, general, administrative and engineering expenses of $1,993,000 due to the operations of Peterson.  The increase in selling, general, administrative and engineering expenses for the nine months ended September 30, 2007 compared to the same period of 2006 related primarily to an increase in non-cash expenses related to the Supplemental Executive Retirement Plan of $3,058,000 due to the increase in the market price of the Company’s stock from December 31, 2006 to September 30, 2007.  Personnel and related expenses increased approximately $1,809,000 due to increased staffing in order to support increased sales volume.  The profit sharing bonus expense, which is formula driven, increased approximately $2,059,000 due to improved performance by the subsidiaries.  Expenses related to the Company’s stock-based compensation plan increased approximately $925,000 due primarily to the timing of the approval of the new restricted stock unit plan discussed below (the plan was not approved until middle of the third quarter of 2006 and thus no expense was recorded in the first two quarters of 2006) and the increase in the market price of the Company’s stock.  Sales commissions increased approximately $823,000 due to increased sales volumes while travel expense, including airline tickets, rental cars, lodging and meals increased approximately $982,000 due to increased selling efforts by the Company and cost increases by vendors.  Depreciation also increased approximately $621,000 due primarily to capital expenditures.  These increases were offset by decreases in research and development expense of $667,000 and legal and professional expenses $721,000.

On January 1, 2006, the Company began accounting for share based payments under the provisions of Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (SFAS 123R).  SFAS 123R requires the share based compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).  All granted stock options were vested prior to December 31, 2006, therefore no stock option expense was recorded in the nine months ended September 30, 2007, and there was no unrecognized compensation costs related to stock options previously granted as of that date. The Company recorded stock option expense of $21,000 and $381,000 in the three and nine month periods ended September 30, 2006, respectively.

In August 2006, the Compensation Committee of the Board of Directors implemented a five-year plan to award key members of management restricted stock units each year. The details of the plan were formulated under the 2006 Incentive Plan approved by the Company’s shareholders in their annual meeting held in April, 2006. The plan allows up to 700,000 shares to be granted to employees.  Units granted each year will be determined based upon the performance of individual subsidiaries and consolidated annual financial performance. Each award will vest at the end of five years from the date of grant, or at the time a recipient reaches age 65, if earlier. On March 8, 2007 management was granted 65,500 restricted stock units, net of forfeitures, for performance during 2006.  It is anticipated that an additional 64,900 units will be granted in March 2008 for performance in 2007.  Based upon the March 8, 2007 fair value of $38.76 for the 65,500 units and the September 28, 2007 fair value of $57.45 for the 64,900 units, $4,140,000 of compensation costs will be recognized in future periods through 2013. The fair value of the 64,900 restricted stock units will be adjusted quarterly to the period-end market value of the Company’s stock until the units are actually granted, which is expected to be in March, 2008. Compensation expense of $485,000 and $1,395,000 has been recorded in the three and nine month periods ended September 30, 2007, respectively, to reflect the fair value of the 130,400 total shares amortized over the portion of the vesting period occurring during the three and nine month periods ended September 30, 2007.

For the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006, interest expense decreased $272,000, or 65.0%, to $149,000 from $421,000.  Interest expense as a percentage of net sales was 0.07% and 0.25% for the quarters ended September 30, 2007 and 2006, respectively.  Interest expense for the three months ended September 30, 2007 related primarily to the payment of interest on letters of credit issued by the Company.  The reduction in interest expense was due to significant reductions in collection day charges, unused line of credit fees and amortization of prepaid loan costs under the Company’s new financing arrangement with Wachovia, as compared to these costs under the Company’s previous financing agreement.

For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, interest expense decreased $503,000, or 39.7%, to $765,000 from $1,268,000.  Interest expense as a percentage of net sales was 0.12% and 0.23% for the nine months ended September 30, 2007 and 2006, respectively.  Interest expense for the nine months ended September 30, 2007 related primarily to the amortization of prepaid loan fees ending in April 2007 and the payment of interest on letters of credit issued by the Company.  The reduction in interest expense was due to significant reductions in collection day charges, unused line of credit fees and amortization of prepaid loan costs under the Company’s new financing arrangement with Wachovia, as compared to these costs under the Company’s previous financing agreement.

Other income, net was $638,000 for the quarter ended September 30, 2007 compared to other income, net of $519,000 for the quarter ended September 30, 2006, for an increase of $119,000.  Other income, net for the quarter ended September 30, 2007 consisted primarily of interest income earned on the Company’s cash balances offset by losses from foreign currency transactions.  Other income, net for the quarter ended September 30, 2006 consisted primarily of interest income earned on the Company's cash balances.

Other income, net was $2,038,000 for the nine months ended September 30, 2007 compared to other income, net of $921,000 for the nine months ended September 30, 2006, for an increase of $1,117,000.  Other income, net for the nine months ended September 30, 2007 and 2006 consisted primarily of interest income earned on the Company's cash balances offset by losses from foreign currency transactions.

For the three months ended September 30, 2007, the Company recorded income tax expense of $5,482,000, compared to income tax expense of $5,807,000 for the three months ended September 30, 2006.  This resulted in effective tax rates for the quarters ended September 30, 2007 and 2006 of 32.0% and 36.6%, respectively.  The primary reason for the decline in the effective tax rate was the recognition of research and development tax credits and foreign tax credits in the third quarter of 2007 in excess of those recognized in the same period in 2006.

For the nine months ended September 30, 2007, the Company recorded income tax expense of $24,812,000, compared to income tax expense of $19,666,000 for the nine months ended September 30, 2006.  This resulted in effective tax rates for the nine months ended September 30, 2007 and 2006 of 35.3% and 37.1%, respectively.  The primary reason for the decline in the effective tax rate was the recognition of research and development tax credits and foreign tax credits in the first nine months of 2007 in excess of those recognized in the same period in 2006.

The Company adopted provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized an approximately $65,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1 balance of retained earnings.  The Company had a liability of approximately $1,191,000 recorded for unrecognized tax benefits as of January 1, 2007 which includes interest and penalties of approximately $94,000.  The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.  The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is approximately $818,000, which includes interest and penalties of approximately $94,000.  Management does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of 2007.  There were no material changes to the liability for unrecognized tax benefits for the quarter ended September 30, 2007.

For the three months ended September 30, 2007, the Company had net income of $11,574,000 compared to net income of $10,026,000 for the three months ended September 30, 2006 for an increase of $1,548,000 or 15.4%.  Earnings per diluted share for the three months ended September 30, 2007 were $0.51 compared to earnings per diluted share for the quarter ended September 30, 2006 of $0.46 for an increase of $0.05 or 10.9%.  Diluted shares outstanding for the three months ended September 30, 2007 and 2006 were 22,581,075 and 21,927,051, respectively.  The increase in shares outstanding is primarily due to the exercise of stock options by employees of the Company.

For the nine months ended September 30, 2007, the Company had net income of $45,413,000 compared to net income of $33,288,000 for the nine months ended September 30, 2006 for an increase of $12,125,000 or 36.4%.  Earnings per diluted share for the nine months ended September 30, 2007 were $2.03 compared to earnings per diluted share for the nine months ended September 30, 2006 of $1.52 for an increase of $0.51 or 33.6%.  Diluted shares outstanding for the nine months ended September 30, 2007 and 2006 were 22,393,677 and 21,960,133, respectively.  The increase in shares outstanding is primarily due to the exercise of stock options by employees of the Company.

The backlog of orders at September 30, 2007 was $239,906,000 compared to $131,191,000, including the backlog of Peterson, at September 30, 2006, for an increase of $108,715,000 or 82.9%.  The increase in the backlog of orders at September 30, 2007 compared to September 30, 2006 related to an increase in domestic backlog totaling approximately $49,812,000 and an increase in international backlog of orders of approximately $58,903,000.  The increase in domestic backlog at September 30, 2007 was due primarily to a $49,597,000 increase in the Asphalt Group's domestic backlog.  The increase in international backlog at September 30, 2007 related primarily to a $37,008,000 increase in the Aggregate and Mining Group’s international backlog accompanied by an increase of $14,765,000 in the Asphalt Group’s international backlog.  The primary reason for the increase in the backlog as a whole is the strength of economic conditions in certain foreign markets, continued weakness of the U.S. dollar compared to certain foreign currencies, a strong domestic economy, increased state funding of road projects, market acceptance of new products, improving market share and increasing sales of recycling equipment.  The Company is unable to determine whether the increase in backlog was experienced by the industry as a whole.

Liquidity and Capital Resources

During April 2007, Astec Industries, Inc. and certain of its subsidiaries (the Company) entered into an unsecured credit agreement with Wachovia Bank, National Association (Wachovia) whereby Wachovia has extended to the Company an unsecured line of credit loan of up to $100,000,000 including a sub-limit for letters of credit of up to $15,000,000.  The Wachovia credit agreement replaced the previous $87,500,000 secured credit facility the Company had in place with General Electric Capital Corporation and General Electric Capital-Canada.

The Wachovia credit facility is unsecured and has an original term of three years (which is subject to further extensions as provided therein).  The interest rate for borrowings is a function of the Adjusted LIBOR Rate or Adjusted LIBOR Market Index Rate, as elected by Astec, plus a margin based upon a leverage ratio pricing grid ranging between 0.5% and 1.5%.  As of September 30, 2007, if any loans would have been outstanding, the applicable margin based upon the leverage ratio pricing grid would equal 0.5%.  The Wachovia credit facility requires no principal amortization and interest only payments are due, in the case of loans bearing interest at the Adjusted LIBOR Market Index Rate, monthly in arrears and, in the case of loans bearing at the Adjusted LIBOR Rate, at the end of the applicable interest period therefore.  The Wachovia credit agreement contains certain financial covenants related to minimum fixed charge coverage ratios, minimum tangible net worth and maximum allowed capital expenditures.  No amounts were outstanding under the credit facility at September 30, 2007.

The Company was in compliance with the financial covenants under its credit facility as of September 30, 2007.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., (Osborn) has available a credit facility of approximately $4,907,000 (ZAR 33,760,000) to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. As of September 30, 2007, Osborn had no outstanding borrowings under the credit facility, but approximately $2,854,000 in performance and retention bonds were guaranteed under the facility.  The facility is secured by Osborn's account receivables, retention and cash balances and a $2,000,000 letter of credit issued by the parent Company.  The portion of the available facility not secured by the $2,000,000 letter of credit fluctuates monthly based upon fifty percent (50%) of Osborn's accounts receivable, retention and cash balances at the end of the prior month.  As of September 30, 2007, Osborn Engineered Products had available credit under the facility of approximately $2,053,000.

Net cash provided by operating activities for the nine months ended September 30, 2007 was $47,030,000 compared to net cash provided by operating activities of $22,718,000 for the nine months ended September 30, 2006.  The increase in net cash provided by operating activities for the nine months ended September 30, 2007 compared to the same period of 2006 relates primarily to an increase in net income, accounts payable and customer deposits accompanied by a reduced growth in receivables compared to the prior period.  These increases were offset by increases in inventory, deferred income tax benefits and tax benefits from stock option exercises.

Net cash used by investing activities for the nine months ended September 30, 2007 was $57,007,000 compared to net cash used by investing activities of $22,095,000, for the nine months ended September 30, 2006.  The increase in net cash used by investing activities for the nine months ended September 30, 2007 compared to the same period of 2006 relates primarily to the acquisition of Peterson for $19,627,000, net of cash acquired, combined with the purchase of investment securities of $6,491,000 by Astec Insurance Company during the current period.  In addition, expenditures for property and equipment were $30,628,000 for the nine months ended September 30, 2007, which was $7,526,000 more than expenditures for property and equipment of $23,102,000 for the comparable period in 2006.

Net cash provided by financing activities for the nine months ended September 30, 2007 was $11,856,000 compared to net cash provided by financing activities of $11,855,000 for the nine months ended September 30, 2006.  The increase in net cash provided by financing activities for the nine months ended September 30, 2007 compared to the same period of 2006 relates primarily to increased proceeds from the exercise of stock options by Company employees in 2007 as compared with 2006 combined with the tax benefit of those option exercises and the net proceeds from the sale of shares of the Company’s stock by the Supplemental Executive Retirement Plan.  These three components were $7,501,000 greater in 2007 than 2006.  These increased cash inflows in 2007 were offset by the repayment of $7,500,000 of debt assumed in the purchase of Peterson.

The Company believes that its current working capital, cash flows generated from future operations and available capacity remaining under its credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements through September 30, 2008.

Capital expenditures for 2007 are forecasted to total approximately $35,600,000.  The Company expects to finance these expenditures using currently available cash balances and internally generated funds.

Off-balance Sheet Arrangements

As of September 30, 2007, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contingencies

During the nine months ended September 30, 2007, there were no substantial changes in our commitments or contractual liabilities including the effects of the adoption of FIN 48.  We are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in timely making known to them material information relating to the Company and the Company's subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act.

Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

           There have been no material developments in the legal proceedings previously reported by the registrant since the filing of its Annual Report on Form 10-K for the year ended December 31, 2006.  See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies” in Part I - Item 2 of this Report.

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
3.1
Amended and Restated Bylaws of the Company, adopted March 14, 1990 and amended on July 29, 1993 and July 27, 2007 (previously filed as Exhibit 3.5 to the Company’s Form 10-Q (File No. 001-11595) on August 8, 2007).

10.1		First Amendment to Credit Agreement between Astec Industries, Inc. and Certain of Its Subsidiaries and Wachovia Bank, National Association dated September 14, 2007.
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	Certification of Chief Executive Officer and Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Exhibits are numbered in accordance with Item 601 of Regulation S-K.  Inapplicable Exhibits are not included in the list.

* In accordance with Release No. 34-47551, this exhibit is hereby furnished to the SEC as an accompanying document and is not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.
Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTEC INDUSTRIES, INC. (Registrant)

Date November 8, 2007	/s/ J. Don Brock
J. Don Brock Chairman of the Board and President

Date November 8, 2007	/s/ F. McKamy Hall
F. McKamy Hall Chief Financial Officer, Vice President, and Treasurer

EXHIBIT INDEX

3.1
Amended and Restated Bylaws of the Company, adopted March 14, 1990 and amended on July 29, 1993 and July 27, 2007 (previously filed as Exhibit 3.5 to the Company’s Form 10-Q (File No. 001-11595) on August 8, 2007).

10.1	First Amendment to Credit Agreement between Astec Industries, Inc. and Certain of Its Subsidiaries and Wachovia Bank, National Association dated September 14, 2007.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.