Form 10-K
period 2007-12-31
ASTEC INDUSTRIES INC
filed 2008-02-29
CIK 792987

-
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

Commission file number 001-11595

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
Large accelerated filer ☒                              Accelerated filer  ☐                                                      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

 (Form 10-K Cover Page - Continued)

As of June 30, 2007, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $813,188,000 based upon the closing sales price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of February 21, 2007, Common Stock, par value $.20 - 22,299,125 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the Parts of this Annual Report on Form 10-K indicated:

Document	Form 10-K
Proxy Statement relating to Annual Meeting of Shareholders to be held on April 24, 2008	Part III

ASTEC INDUSTRIES, INC.
2007 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Annual Report on Form 10-K that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding:

• execution of the Company's growth and operation strategy;
• plans for technological innovation;
• compliance with covenants in our credit facility and note purchase agreement;
• ability to secure adequate or timely replacement of financing to repay our lenders;
• liquidity and capital expenditures;
• compliance with government regulations;
• compliance with manufacturing and delivery timetables;
• forecasting of results;
• general economic trends and political uncertainty;
• government funding and growth of highway construction;
• integration of acquisitions;
• financing plans;
• industry trends;
• pricing and availability of oil;
• pricing and availability of steel;
· pricing of scrap metal;
• presence in the international marketplace;
• suitability of our current facilities;
• future payment of dividends;
• competition in our business segments;
• product liability and other claims;
• protection of proprietary technology;
• future filling of backlogs;
• employees;
• tax assets;
• the impact of account changes;
• the effect of increased international sales on our backlog;
• critical account policies;
• ability to satisfy contingencies;
• contributions to retirement plans;
• supply of raw materials; and
• inventory.

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

PART I

Item 1.  Business

General

Astec Industries, Inc. (the "Company") is a Tennessee corporation which was incorporated in 1972.  The Company designs, engineers, manufactures and markets equipment and components used primarily in road building, utility and related construction activities.  The Company's products are used in each phase of road building, from quarrying and crushing the aggregate to application of the road surface. The Company also manufactures certain equipment and components unrelated to road construction, including trenching, auger boring, directional drilling, industrial heat transfer equipment, whole-tree pulpwood chippers, horizontal grinders and blower trucks.  The Company's subsidiaries hold 106 United States patents and 53 foreign patents, have 41 patent applications pending, and have been responsible for many technological and engineering innovations in the industry.  The Company's products are marketed both domestically and internationally.  In addition to equipment sales, the Company manufactures and sells replacement parts for equipment in each of its product lines and replacement parts for some competitors' equipment.  The distribution and sale of replacement parts is an integral part of the Company's business.

The Company's fourteen manufacturing subsidiaries are: (i) Breaker Technology Ltd./Inc., which designs, manufactures and markets rock breaking and processing equipment and utility vehicles for mining; (ii) Johnson Crushers International, Inc., which designs, manufactures and markets portable and stationary aggregate and ore processing equipment; (iii) Kolberg-Pioneer, Inc., which designs, manufactures and markets aggregate processing equipment for the crushed stone, manufactured sand, recycle, top soil and remediation markets; (iv) Osborn Engineered Products SA (Pty) Ltd., which designs, manufactures and markets a complete line of bulk material handling and minerals processing plant and equipment used in the aggregate, mineral mining, metallic mining and recycling industries; (v) Astec Mobile Screens, Inc. which designs, manufactures and markets mobile screening plants, portable and stationary structures and vibrating screens for the material processing industries; (vi) Telsmith, Inc., which designs, manufactures and markets aggregate processing equipment for the production and classification of sand, gravel, crushed stone and minerals used in road construction and other applications; (vii) Astec, Inc., which designs, manufactures and markets hot-mix asphalt plants and related components; (viii) CEI Enterprises, Inc., which designs, manufactures and markets thermal fluid heaters, storage tanks, hot-mix asphalt plants, rubberized asphalt and polymer blending systems; (ix) Heatec, Inc., which designs, manufactures and markets thermal fluid heaters, process heaters, waste heat recovery equipment, liquid storage systems and polymer and rubber blending systems; (x) American Augers, Inc., which designs, manufactures and markets large horizontal, directional drills and auger boring machines and the down-hole tooling to support these units; (xi) Astec Underground, Inc., formerly Trencor, Inc., which designs, manufactures, and markets heavy-duty Trencor trenchers, and a comprehensive line of Astec utility trenchers, vibratory plows, and compact horizontal directional drills; (xii) Carlson Paving Products, Inc., which designs, manufactures and markets asphalt paver screeds, and a windrow pickup machine; (xiii) Roadtec, Inc., which designs, manufactures and markets asphalt pavers, material transfer vehicles, milling machines and a line of asphalt reclaiming and soil stabilizing machinery; and (xiv) Peterson Pacific Corp., which designs, manufactures and markets whole-tree pulpwood chippers, horizontal grinders and blower trucks.

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

Segment Reporting

The Company's business units have their own decentralized management teams and offer different products and services.  The business units have been aggregated into four reportable business segments based upon the nature of the product or services produced, the type of customer for the products, the similarity of economic characteristics, the manner in which management reviews results and the nature of the production process among other considerations.  The reportable business segments are (i) Asphalt Group, (ii) Aggregate and Mining Group, (iii) Mobile Asphalt Paving Group and (iv) Underground Group.  All remaining companies, including Astec Industries, Inc., the parent company, Astec Insurance Company, and Peterson Pacific Corp. which was acquired in July 2007, as well as federal income tax expenses for all business segments are included in the "Other Business Units" category for reporting.

Financial information in connection with the Company's financial reporting for segments of a business and for geographic areas under Statement of Financial Accounting Standards (SFAS) No. 131 is included in Note 15 to "Notes to Consolidated Financial Statements - Operations by Industry Segment and Geographic Area," appearing in Appendix A of this report.

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

CEI designs, engineers, manufactures and markets thermal fluid heaters, storage tanks, hot-mix asphalt plants, rubberized asphalt and polymer blending systems under the CEI® trademark.  CEI designs and builds heaters with outputs up to 6,300,000 BTU’s per hour and portable, vertical, and stationary storage tanks up to 40,000 gallons in capacity.  CEI’s hot-mix plants are built for domestic and international use and employ parallel and counter flow designs with capacities up to 180 tons per hours.  CEI is a leading supplier of crumb rubber blending plants in the U.S.

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

Heatec equipment is marketed through both direct sales and dealer sales.  Manufacturers' representatives sell heating products for applications in industries other than the asphalt industry.  CEI equipment is marketed through both direct and dealer sales.

In total, the products of the Asphalt Group segment are marketed by approximately 45 direct sales employees, 19 domestic independent distributors and 32 international independent distributors.

Raw Materials

Raw materials used in the manufacture of products include carbon steel and various types of alloy steel, which are normally purchased from distributors.  Raw materials for manufacturing are normally readily available. Most steel is delivered on a "just-in-time" arrangement from the supplier to reduce inventory requirements at the manufacturing facilities.

Competition

This industry segment faces strong competition in price, service and product performance and competes with both large publicly-held companies with resources significantly greater than those of the Company and with various smaller manufacturers. Domestic hot-mix asphalt plant competitors include Gencor Industries, Inc. and Terex Roadbuilding.  In the international market the hot-mix asphalt plant competitors include Ammann, Marini and Ermont. The market for the Company's heat transfer equipment is diverse because of the multiple applications for such equipment.  Competitors for the construction product line of heating equipment include, among others, Gencor/Hyway Heat Systems, American Heating, Burke Heating Systems, Pearson Heating Systems and Meeker. Competitors for the industrial product line of heating equipment include GTS Energy Systems, Fulton Thermal Corporation, Vapor Power International, NATCO, Broach and TFS, among others.

Employees

At December 31, 2007, the Asphalt Group segment employed 991 individuals, of which 751 were engaged in manufacturing, 104 in engineering and 136 in selling, general and administrative functions.

Backlog

The backlog for the hot-mix asphalt and heat transfer equipment at December 31, 2007 and 2006 was approximately $124,857,000 and $111,053,000, respectively. Management expects all current backlogs to be filled in 2008.

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

Telsmith core products are jaw, cone and impact crushers as well as vibrating feeders, inclined and horizontal screens. Telsmith also provides consulting and engineering services to provide complete “turnkey” processing systems. Both portable and modular plant systems are available in production ranges from 300 tph up to 1500 tph.

Recent additions to the Telsmith product lines are the Quarry-Trax® track mounted jaw crusher. This product incorporates features that enhance the operator’s ability to safely maintain the equipment and optimize productivity.

Telsmith maintains an ISO 9001:2000 certification, an internationally recognized standard of quality assurance. In addition, Telsmith has achieved CE designation (a standard for quality assurance and safety) on its jaw crusher, cone crusher and vibrating screen products marketed into European Union countries.

KPI designs, manufactures and supports a complete line of aggregate processing equipment for the sand and gravel, mining, quarrying, concrete and asphalt recycling markets under the Pioneer® and Kolberg® product brand names. This equipment, along with the full line of portable and stationary aggregate and ore processing products from JCI, are jointly marketed through an extensive network of KPI-JCI  dealers.

Pioneer® products include a complete line of primary, secondary, tertiary and quaternary crushers, including jaws, horizontal shaft impact, vertical shaft impact and roll crushers. KPI rock crushers are used by mining, quarrying and sand and gravel producers to crush oversized aggregate to salable size, in addition to their use for recycled concrete and asphalt. Equipment furnished by Pioneer can be purchased as individual components, as portable plants for flexibility or as completely engineered systems for both portable and stationary applications. Included in the portable area is a highly-portable Fast Pack® System, featuring quick setup and teardown, thereby maximizing production time and minimizing downtime. Also included in the portable Pioneer® line are the fully self-contained and self-propelled Fast Trax® Track-Mounted-Jaw and HSI Crushers in five different models, which are ideal for either recycle or hard rock applications, allowing the producer to move the equipment to the material.

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

Kolberg® conveying equipment, including telescopic conveyers, is designed to move or store aggregate and other bulk materials in radial cone-shaped or windrow stockpiles. The Wizard Touch™ automated controls are designed to add efficiency and accuracy to whatever the stockpile specifications require.

Founded in 1995, JCI is one of the youngest subsidiaries in the group.  JCI designs, manufactures and distributes portable and stationary aggregate and ore processing equipment. This equipment is used in the aggregate, mining and recycle industries. JCI's principal products are cone crushers, three-shaft horizontal screens, portable plants, track mounted plants and replacement parts for competitive equipment. JCI offers completely re-manufactured cone crushers and screens from its service repair facility.

JCI® cone crushers are used primarily in secondary and tertiary crushing applications, and come in both remotely adjusted and manual models. Horizontal screens are low-profile machines for use primarily in portable applications. They are used to separate aggregate materials by sizes. The Combo® screen features an inclined feed section with flat discharge section and utilizes the oval stroke impulse mechanism, and offers increased capacity particularly in scalping application where removal of fines is desired.

Portable plants combine various configurations of cone crushers, horizontal screens, Combo® screens, and conveyors mounted on tow-away chassis. Because transportation costs are high, producers use portable equipment to operate nearer to their job sites. Portable plants allow the aggregate producers to quickly and efficiently move their equipment from one location to another. JCI and KPI market a portable rock crushing plant named the Fast Pack®. This complete portable plant is self erecting with production capability in excess of 500 tons per hour and can be reassembled and ready for production in under four hours, making it one of the industry's most mobile and cost-effective high-capacity crushing system. The Fast Pack® design can reduce operating costs for aggregate producers by as much as 30%, compared to traditional plant designs, and the user-friendly controls can provide a safer work environment for the user.

JCI recently introduced a series of track-mounted products known as Fast Trax®. These units are self-contained and easily transported to the work site.  This product fits into JCI’s distribution channel as many sales start as short term rentals.

AMS, located in Sterling, Illinois, develops, manufactures and markets mobile screening plants, portable and stationary screen structures and vibrating screens designed for the recycle, crushed stone, sand and gravel, industrial and general construction industries. These screening plants include the AMS Vari-Vibe and Duo-Vibe high frequency screens. The AMS high frequency screens are used for chip sizing, sand removal and sizing recycled asphalt where conventional screens are not ideally suited.

During 2007, AMS expanded the mobile screening plant family with the introduction of the ProSizer 2612V.  AMS also continued its development of high frequency screen boxes with their focus on increased production and performance in fine screening applications.  These new products are primarily marketed to the crushed stone, recycle, sand & gravel and general construction industries.

BTI designs, manufactures and markets hydraulic rock breaker systems for the aggregate, mining and recycling industries. BTI also designs and manufactures a complete line of four-wheel drive articulated utility vehicles for underground mines and quarries. Complementing its DS Series of scaling vehicles is a new scaling vehicle that BTI introduced to the market in 2006.  BTI's product line now includes an effective and innovative vibratory pick scaling attachment.

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

Osborn designs, manufactures and markets a complete line of bulk material handling and minerals processing plant and equipment. This equipment is used in the aggregate, mineral mining, metallic mining and recycling industries. Osborn has been a licensee of Telsmith's technology for over 50 years. In addition to Telsmith, Osborn also manufactures under license of American Pulverizer (USA), IFE (Austria) and Mogensen (UK) and has an in-house brand, Hadfields. Osborn also offers the following equipment: double-toggle jaw crushers, rotary breakers, roll crushers, rolling ring crushers, mills, out-of-balance or exciter-driven screens and feeders, portable track-mounted or fixed crushing and screening plants conveyor systems, and a full range of idlers.

Marketing

Aggregate processing and mining equipment is marketed by approximately 64 direct sales employees, 196 independent domestic distributors and 64 independent international distributors.  The principal purchasers of aggregate processing equipment include highway and heavy equipment contractors, open mine operators, quarry operators and foreign and domestic governmental agencies.

Raw Materials

Raw materials used in the manufacture of products include carbon steel and various types of alloy steel, which are normally purchased from distributors.  Raw materials for manufacturing are readily available.  BTI purchases rock breakers under purchasing arrangements with a Japanese and a Korean supplier.  The Japanese and Korean suppliers have sufficient capacity to meet the Company's anticipated demand; however, alternative suppliers exist for these components should any supply disruptions occur.

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

Employees

At December 31, 2007, the Aggregate and Mining Group segment employed 1,673 individuals, of which 1,254 were engaged in manufacturing, 126 in engineering and engineering support functions, and 293 in selling, general and administrative functions.

Telsmith has a labor agreement covering approximately 176 manufacturing employees which expires on September 18, 2010.  None of Telsmith's other employees are covered by a collective bargaining agreement.

Approximately 116 of Osborn's manufacturing employees are members of three national labor unions with agreements that expire on June 30, 2010.

Backlog

At December 31, 2007 and 2006, the backlog for the Aggregate and Mining Group was approximately $113,031,000 and $109,370,000, respectively.  Management expects all current backlogs to be filled in 2008.

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

Products

Roadtec's patented Shuttle Buggy® is a mobile, self-propelled material transfer vehicle which allows continuous paving by separating truck unloading from the paving process while remixing the asphalt.  A typical asphalt paver must stop paving to permit truck unloading of asphalt mix.  By permitting continuous paving, the Shuttle Buggy® allows the asphalt paver to produce a smoother road surface, while reducing the time required to pave the road surface.  As a result of the pavement smoothness achieved with this machine, certain states now require the use of the Shuttle Buggy®.  Studies using infrared technology have revealed problems caused by differential cooling of the hot-mix during hauling.  The Shuttle Buggy® remixes the material to a uniform temperature and gradation, thus eliminating these problems.

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

Roadtec manufactures milling machines designed to remove old asphalt from the road surface before new asphalt mix is applied.  Roadtec's milling machine lines, for larger jobs, are manufactured with a simplified control system, wide conveyors, direct drives and a wide range of horsepower and cutting capabilities to provide versatility in product application.  In 2006, a smaller, utility sized milling machine was introduced to address smaller jobs which require less than half-lane cutting widths.  Additional upgrades and options are available from Roadtec to enhance its products and their capabilities.

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

Marketing

The Mobile Asphalt Paving Group equipment is marketed both domestically and internationally to highway and heavy equipment contractors, utility contractors and foreign and domestic governmental agencies. Mobile construction equipment is marketed both directly and through dealers.  This segment employs 26 direct sales staff, 32 domestic independent distributors and 19 foreign independent distributors.

Raw Materials

Raw materials used in the manufacture of products include carbon steel and various types of alloy steel, which are normally purchased from distributors and other sources.  Raw materials for manufacturing are normally readily available.  Most steel is delivered on a "just-in-time" arrangement from the supplier to reduce inventory requirements at the manufacturing facilities.  Components used in the manufacturing process include engines, gearboxes, power transmissions and electronic systems.

Competition

The Mobile Asphalt Paving Group faces strong competition in price, service and performance.  Paving equipment and screed competitors include Caterpillar Paving Products, Inc., a subsidiary of Caterpillar, Inc.; Volvo Ingersoll Rand Road Machinery, a subsidiary of Volvo Construction Equipment; CMI Corporation, a subsidiary of Terex Corporation; Vogele, a subsidiary of Wirtgen; and Dynapac.  The segment's milling machine equipment competitors include Wirtgen America, Inc.; CMI Corporation, a subsidiary of Terex Corporation; and Caterpillar, Inc.

Employees

At December 31, 2007, the Mobile Asphalt Paving Group segment employed 512 individuals, of which 356 were engaged in manufacturing, 32 in engineering and engineering support functions, and 124 in selling, general and administrative functions.

Backlog

The backlog for the Mobile Asphalt Paving Group segment at December 31, 2007 and 2006 was approximately $12,142,000 and $12,404,000, respectively. Management expects all current backlogs to be filled in 2008.

Underground Group

The Underground Group consists of two manufacturing companies, Astec Underground, Inc. ("Astec Underground"), previously named Trencor, Inc., and American Augers, Inc. ("American Augers").  These two business units design, engineer and manufacture a complete line of underground construction equipment and related accessories.  Astec Underground produces heavy-duty Trencor trenchers and the Astec line of utility trenchers, vibratory plows, and compact horizontal directional drills.  American Augers manufactures large horizontal, directional drills and auger boring machines, and the down-hole tooling to support these units for the underground construction market.

Products

Astec Underground produces 13 trencher models and 4 compact horizontal directional drills at its Loudon, Tennessee facility.  American Augers manufactures 25 models of trenchless equipment at its location.  In addition to these product models, each factory produces numerous attachments and tools for the equipment.

Astec branded products include trenchers and vibratory plows from 13 to 250 horsepower, and horizontal directional drill (HDD) models with pullback ratings from 6,000 to 100,000 pounds.  These are sold and serviced through a network of 48 dealers that operate 94 locations worldwide.

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

Four Road Miner® models are available with an attachment that allows them to cut a path up to 13½ feet wide and 5 feet deep on a single pass.  The Road Miner® has applications in the road construction industry and in mining and aggregate processing operations.

Astec Underground has designed and developed the Surface Miner, a maneuverable, 1,650-horsepower miner that can cut through rock 10 feet wide and up to 26 inches deep in a single pass.  When equipped with a GPS unit and the automatic grade and slope system, the Surface Miner allows road construction contractors to match the exact specifications of a survey plan.

American Augers engineers, designs, manufactures, and markets a wide range of trenchless equipment.  Today, American Augers is one of the largest manufacturers of auger boring machines in the world, designing and engineering boring machines, directional drills and fluid/mud systems used in the underground construction or trenchless market.  The company has one of the broadest product lines in the industry and it serves global customers in the sewer, power, fiber-optic telecommunication, electric, oil and gas, and water industries.

Marketing

Astec Underground and American Augers market their products domestically through direct sales representatives and a dealer network, as well as internationally through direct sales, independent dealers and sales agents.  The Underground Group has 23 sales associates who focus on both direct sales and the dealer network and 35 domestic independent distributors and 17 international independent distributors.

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

Competition

The Underground Group segment faces strong competition in price, service and product performance and competes with both large publicly-held companies with resources significantly greater than those of the Company and with various smaller manufacturers.  Competition for trenching, excavating, auger boring, directional drilling, and fluid/mud equipment includes Charles Machine Works (Ditch Witch), Tesmec, Vermeer, Herrenknecht, Trench-Tech and other smaller custom manufacturers.

Employees

At December 31, 2007, the Underground Group segment employed 461 individuals, of which 325 were engaged in manufacturing, 43 in engineering and 93 in selling, general and administrative functions.

Backlog

The backlog for the Underground Group segment at December 31, 2007 and 2006 was approximately $13,347,000 and $9,709,000, respectively.  Management expects all current backlogs to be filled in 2008.

Other Business Units

This category consists of the Company's business units that do not meet the requirements for separate disclosure as an operating segment.  At December 31, 2007, these other operating units included  Peterson Pacific Corp. (“Peterson”), Astec Insurance Company and Astec Industries, Inc., the parent company.  Peterson, which was acquired by the Company in July 2007,  designs, engineers, manufactures and distributes whole-tree pulpwood chippers, horizontal grinders and blower trucks.

Products

The primary markets served by Peterson are the waste wood grinding, chipping and blower truck industries. Peterson produces two models of whole-tree pulpwood chippers ranging from 765 to 1050 horsepower, two models of debarking equipment, ten models of horizontal grinders and two models of blower trucks and self contained blower trailers ranging from 45 to 90 cubic yards.

Peterson introduced several new products in 2007. Peterson introduced a 1200 HP version of the 6710B grinder and a 5710C track grinder that is a high capacity 1050 HP machine designed to be more readily transported than heavier track grinders. Peterson also introduced a new 5900 model chipper for the wood chip fuel market. When paired with the 4800 flail delimber/debarker, the 5900 chipper can also produce high quality, low bark paper chips for the pulpwood industry. An upgraded 5000H mobile flail chipper was released at the end of the year that also produces high quality low bark wood chip for the wood pulp industry. New self contained blower trailer models were also released in 2007. Peterson offers its horizontal grinders in three size ranges to fit any application:  450-580HP, 630-765HP and 1050-1200HP.  Each size range is also available in an electric model option for the growing number of stationary environmentally controlled applications.

Marketing

Peterson markets its machines and spare parts both domestically and internationally in the waste, wood grinding, chipping and blower truck industries.  Its line of blower trucks serve the mulch compost and erosion control markets.  Domestic sales are accomplished through a combination of 9 independent domestic distributors and 8 direct sales employees. International sales are through 9 independent distributors plus direct sales to customers. The principle purchasers of Peterson products are independent contractors in the waste wood grinding, chipping and blower truck businesses. Municipal governments are also customers for waste wood grinders.

Raw Materials

Raw materials used in the manufacture of products include carbon steel and various types of alloy steel, which are normally purchased from distributors and other sources.  Raw materials for manufacturing are normally readily available.  Most steel is delivered on a "just-in-time" arrangement from the supplier to reduce inventory requirements at the manufacturing facilities.  Purchased components used in the manufacturing process include engines, gearboxes, power transmissions and electronic systems.

Competition

Peterson has strong competitors based on product performance, price and service. The principal competitors in North America for high speed grinders are Morbark, Vermeer, Bandit and CBI with other smaller competitors. Internationally, Doppstadt, Jenz and other smaller companies compete in the grinder segment. Mobile chipper competitors include Morbark, Precision, Doppstadt and other smaller companies. The principal competitors in the blower truck business are Finn and Express Blower (a division of Finn).

Employees

At December 31, 2007, the Other Business Units segment employed 249 individuals of which 204 were employed by Peterson.  Peterson has 135 employees engaged in manufacturing, 22 in engineering and 47 in selling and general and administrative functions.  Of the remaining employees in the Other Business Units segment, 5 are engaged international selling, 6 in purchasing and research and development and 34 in general and administrative functions.

Backlog

The backlog for the Other Business Units segment, all of which is attributable to Peterson, at December 31, 2007 and 2006 was approximately $9,045,000 and $3,704,000, respectively.  Management expects all current backlogs to be filled in 2008.

Common to All Operating Segments

Although the Company has four reportable business segments, the following information applies to all operating segments of the Company.

Raw Materials

Raw materials used in the manufacture of products include carbon steel and various types of alloy steel, which are purchased from several sources including steel distributors, mills, toll processors and service centers.  Raw materials for manufacturing are normally readily available. Most steel is delivered on a "just-in-time" arrangement from the supplier to reduce inventory requirements at the manufacturing facilities. In 2004 many steel prices increased as much as 100%.  There was some price weakening early in 2005 but the pricing slowly increased over the latter part of 2005 and 2006.  Pricing over 2007 continued to increase slowly, as expected. While pricing has begun to rise significantly early in 2008 due to a surge in the price of scrap metal, our expectation is to see a decline in scrap prices in the second quarter, which would lower steel prices heading into the second half of the year. With that in mind we have supply pricing agreements that will negate much of the impact through the first and second quarters. We will negotiate second half pricing in what we are expecting to be an environment more favorable to consumers. We anticipate supply of raw materials to be adequate in 2008.

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

Employees

At December 31, 2007, the Company and its subsidiaries employed 3,886 individuals, of which 2,827 were engaged in manufacturing, 327 in engineering, including support staff, and 732 in selling, administrative and management functions.

Other than the Telsmith and Osborn labor agreements described under the Employee subsection of the Asphalt and Mining Group, there are no other collective bargaining agreements applicable to the Company.  The Company considers its employee relations to be good.

Manufacturing

The Company manufactures many of the component parts and related equipment for its products, while several large components of their products are purchased "ready-for-use".  Such items include engines, axles, tires and hydraulics.  In many cases, the Company designs, engineers and manufactures custom component parts and equipment to meet the particular needs of individual customers.  Manufacturing operations during 2007 took place at 16 separate locations.  The Company's manufacturing operations consist primarily of fabricating steel components and the assembly and testing of its products to ensure that the Company achieves quality control standards.

Seminars and Technical Bulletins

The Company periodically conducts technical and service seminars, which are primarily for contractors, employees and owners of asphalt mixing plants.  In 2007, approximately 450 representatives of contractors and owners of hot-mix asphalt plants attended seminars held by the Company in Chattanooga, Tennessee.  These seminars, which are taught by Company management and employees, along with select outside speakers and discussion leaders, cover a range of subjects including, but not limited to, technological innovations in the hot-mix asphalt, aggregate processing, paving, milling, and  recycling markets.

The Company also sponsors executive seminars for the management of the customers of Astec, Heatec, CEI and Roadtec.  Primarily, members of the Company's management conduct the various seminars, but outside speakers and discussion leaders are also utilized.

During 2007, service training seminars were also held at the Roadtec facility for approximately 270 outside customer service representatives.  Telsmith conducted 5 technical seminars for approximately 200 customer and dealer representatives during 2007 at its facility in Mequon, Wisconsin. KPI and JCI jointly conduct an annual dealer event called NDC (National Dealers Conference). The event offers the entire dealer network a preview of future product, marketing and promotional programs targeted by KPI and JCI to help dealers operate successful businesses. Along with this event, both companies provide local, regional and national sales and service dealer training programs throughout the year.

During 2007, Astec Underground hosted 12 product training events for trenchers and horizontal drills at the Loudon, Tennessee facility.  Over 129 people received technical and operational training at these product training events.

In addition to seminars, the Company publishes a number of technical bulletins and information bulletins detailing various technological and business issues relating to the asphalt industry.

Patents and Trademarks

The Company seeks to obtain patents to protect the novel features of its products.  The Company's subsidiaries hold 106 United States patents and 53 foreign patents.  There are 41 United States and foreign patent applications pending.

The Company and its subsidiaries have approximately 69 trademarks registered in the United States including logos for Astec, Telsmith, Roadtec, Trencor, CEI, Peterson, and JCI, in addition to the names ASTEC, TELSMITH, HEATEC, ROADTEC, TRENCOR, AMERICAN AUGERS, KOLBERG, JCI and PIONEER.  The Company also has forty trademarks registered in foreign countries, including Australia, Brazil, France, Germany, Great Britain, India, Italy, Mexico, New Zealand, South Africa, Thailand and Vietnam.  The Company and its subsidiaries have 11 United States and foreign trademark applications pending.

Engineering and Product Development

The Company dedicates substantial resources to engineering and product development.  At December 31, 2007, the Company and its subsidiaries had 327 full-time individuals employed in engineering and design capacities.  These resources are described in more detail in Appendix A herein.

Seasonality and Backlog

 In the normal season trend, revenues are strongest during the first three quarters of the year with the fourth quarter consistently being the weakest of the quarters.  Operations during the entire year in 2007 were significantly impacted by the various economic factors discussed in the following paragraphs.

As of December 31, 2007, the Company had a backlog for delivery of products at certain dates in the future of approximately $272,422,000.  At December 31, 2006, the total backlog was approximately $246,240,000.  The Company's contracts reflected in the backlog are not, by their terms, subject to termination.  Management believes that the Company is in substantial compliance with all manufacturing and delivery timetables.

Competition

Each business segment operates in domestic markets that are highly competitive regarding price, service and product quality.  While specific competitors are named within each business segment discussion above, imports do not generally constitute significant competition for the Company in the United States, except for milling machines.  In international sales, however, the Company generally competes with foreign manufacturers that may have a local presence in the market the Company is attempting to penetrate.

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

General economic downturns, including downturns in the commercial construction industry, could result in a material decrease in our revenues and operating results.  Demand for many of our products, especially in the commercial construction industry, is cyclical.  Sales of our products are sensitive to the states of the U.S., foreign and regional economies in general, and in particular, changes in commercial construction spending and government infrastructure spending.  In addition, many of our costs are fixed and cannot be quickly reduced in response to decreased demand.  The following factors could cause a downturn in the commercial construction industry:
•	a decrease in the availability of funds for construction;
•	labor disputes in the construction industry causing work stoppages;
•	rising gas and fuel oil prices;
•	rising steel prices and steel-up charges;
•	rising interest rates;
•	energy or building materials shortages; and
•	inclement weather.

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

A significant portion of our revenues relates to the sale of equipment that produces asphalt mix.  A major component of asphalt is oil, and asphalt prices correlate with the price and availability of oil.  An increase in the price of oil or a decrease in the availability of oil would increase the cost of producing asphalt, which would likely decrease demand for asphalt, resulting in decreased demand for our products.  This would likely cause our revenues and profits to decrease.  In fact, rising gasoline, diesel fuel and liquid asphalt prices during the last several years significantly impacted the operating and raw material costs of our contractor and aggregate producer customers, and if they did not properly adjust their pricing could have reduced their profits and caused delays in some of their capital equipment purchases.

Steel slowly increased during 2007 and has the potential for some price volatility early in 2008 due to the following factors: (1) China's continued economic growth and its increased consumption of U.S. scrap steel;  (2) the weakened U.S. dollar's dissuasion of foreign steel exports to the U.S.; (3)  increases in the price of coke and iron ore; (4) further consolidation in the steel industry;  (5) major energy projects tapping this supply for the production of  pipe; and (6) consumption of heat-treated material in support of the war. The Company typically has steel contracts which abate some of the effect of these increases. A portion of the increased steel costs has been passed to our customers by way of price increases.  Continued steel cost increases, in addition to potential limitation of the steel supply by mills, could negatively impact our gross margins and financial results. The Company expects steel prices to continue to rise through the spring of 2008, but to decline as early consumption of raw materials and demand weakens.

Acquisitions that we have made in the past and future acquisitions involve risks that could adversely affect our future financial results.

We have completed several acquisitions in the past, including the acquisition of Peterson in 2007, and we may acquire additional businesses in the future.  We may be unable to achieve the benefits expected to be realized from our acquisitions.  In addition, we may incur additional costs and our management's attention may be diverted because of unforeseen expenses, difficulties, complications, delays and other risks inherent in acquiring businesses, including the following:

•	we may have difficulty integrating the financial and administrative functions of acquired businesses;
•	acquisitions may divert management's attention from our existing operations;
•	we may have difficulty in competing successfully for available acquisition candidates, completing future acquisitions or accurately estimating the financial effect of any businesses we acquire;
•	we may have delays in realizing the benefits of our strategies for an acquired business;
•	we may not be able to retain key employees necessary to continue the operations of the acquired business;
•	acquisition costs may deplete significant cash amounts or may decrease our operating income;
•	we may choose to acquire a company that is less profitable or has lower profit margins than our company; and
•	future acquired companies may have unknown liabilities that could require us to spend significant amounts of additional capital.

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

In 2007, international sales represented approximately 32.0% of our total sales.  We plan to continue to increase our presence in international markets.  In connection with any increase in international sales efforts, we will need to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist.  Any difficulties in expanding our international sales may divert management's attention from our existing operations.  In addition, international revenues are subject to the following risks:

•	fluctuating currency exchange rates which can reduce the profitability of foreign sales;
•	the burden of complying with a wide variety of foreign laws and regulations;
•	dependence on foreign sales agents;
•	political and economic instability of governments; and
•	the imposition of protective legislation such as import or export barriers.

We may be unsuccessful in complying with the financial ratio covenants or other provisions of our amended credit agreement.

As of December 31, 2007, we were in compliance with the financial covenants contained in our credit agreement dated as of April 13, 2007.  However, in the future we may be unable to comply with the financial covenants in our credit facility.  If such violations occur, the lenders could elect to pursue their contractual remedies under the credit facility, including requiring immediate repayment in full of all amounts then outstanding.  As of December 31, 2007, there were approximately $6,825,000 of letters of credits outstanding under our credit agreement.  No other loans were outstanding under this credit agreement; however, amounts may be borrowed in the future.

Our quarterly operating results are likely to fluctuate, which may decrease our stock price.

Our quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future.  As a result, our operating results may fall below the expectations of securities analysts and investors in some quarters, which could result in a decrease in the market price of our common stock.  The reasons our quarterly results may fluctuate include:

•	general competitive and economic conditions;
•	delays in, or uneven timing in, the delivery of customer orders;
•	the seasonal trend in our industry;
•	the introduction of new products by us or our competitors;
•	product supply shortages; and
•	reduced demand due to adverse weather conditions.

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

Our charter, bylaws and Tennessee law contain provisions that may delay, deter or inhibit a future acquisition or an attempt to obtain control of us.  This could occur even if our shareholders are offered an attractive value for their shares or if a substantial number or even a majority of our shareholders believe the takeover is in their best interest.  These provisions are intended to encourage any person interested in acquiring us or obtaining control of us to negotiate with and obtain the approval of our Board of Directors in connection with the transaction.  Provisions that could delay, deter or inhibit a future acquisition or an attempt to obtain control of us include the following:
•	having a staggered Board of Directors;
•	requiring a two-thirds vote of the total number of shares issued and outstanding to remove directors other than for cause;
•	requiring advance notice of actions proposed by shareholders for consideration at shareholder meetings;
•	limiting the right of shareholders to call a special meeting of shareholders;
•	requiring that all shareholders entitled to vote on an action provide written consent in order for shareholders to act without holding a shareholders’ meeting; and
•	being governed by the Tennessee Control Share Acquisition Act.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The location, approximate square footage, acreage occupied and principal function of the properties owned or leased by the Company are set forth below:

Location	Approximate Square Footage	Approximate Acreage	Principal Function
Chattanooga, Tennessee	447,000	59	Offices and manufacturing - Astec (Asphalt Group)
Chattanooga, Tennessee	-	63	Storage yard - Astec (Asphalt Group)
Rossville, Georgia	40,500	3	Manufacturing - Astec (Asphalt Group)
Chattanooga, Tennessee	84,200	5	Offices and manufacturing - Heatec (Asphalt Group)
Chattanooga, Tennessee	196,000	15	Offices and manufacturing - Roadtec (Mobile Asphalt Paving Group)
Chattanooga, Tennessee	51,200	7	Manufacturing and parts warehouse - Roadtec (Mobile Asphalt Paving Group)
Chattanooga, Tennessee	14,100	-	Leased Hanger and Offices - Astec Industries, Inc.
Chattanooga, Tennessee	10,000	2	Corporate offices - Astec Industries, Inc.
Mequon, Wisconsin	203,000	30	Offices and manufacturing - Telsmith (Aggregate and Mining Group)
Sterling, Illinois	60,000	8	Offices and manufacturing - AMS (Aggregate and Mining Group)

Lakeville, Massachusetts	800	-	Leased sales and service office - Telsmith (Aggregate and Mining Group)
Orlando, Florida	9,000	-	Leased machine repair and service facility - Roadtec (Mobile Asphalt Paving Group) and dealership – Florida Underground Equipment, Inc. (Underground Group)
Columbus, Ohio	20,000	5	Leased Dealership - Buckeye Underground, LLC (Underground Group)
Loudon, Tennessee	327,000	112	Offices and manufacturing – Astec Underground (Underground Group)
Southlake, Texas	750	-	Sales Office – Astec Underground (Underground Group)
Eugene, Oregon	130,000	8	Offices and manufacturing – JCI (Aggregate and Mining Group)
Albuquerque, New Mexico	115,000	14	Offices and manufacturing – CEI (Asphalt Group) (partially leased to a third party)
Yankton, South Dakota	312,000	50	Offices and manufacturing – KPI (Aggregate and Mining Group)
West Salem, Ohio	102,000	29	Offices and manufacturing – American Augers (Underground Group)
Thornbury, Ontario, Canada	63,000	12	Offices and manufacturing – BTI (Aggregate and Mining Group)
Thornbury, Ontario Canada	7,000	-	Leased warehouse/parts sales office – BTI (Aggregate and Mining Group)
Riverside, California	12,500	-	Leased offices and warehouse – BTI (Aggregate and Mining Group)
Solon, Ohio	8,900	-	Leased offices and assembly – BTI (Aggregate and Mining Group)
Tacoma, Washington	41,000	5	Offices and manufacturing – Carlson (Mobile Asphalt Paving Group)
Cape Town, South Africa	4,600	-	Leased sales office and warehouse – Osborn (Aggregate and Mining Group)

Durban, South Africa	3,800	-	Leased sales office and warehouse – Osborn (Aggregate and Mining Group)
Witbank, South Africa	1,400	-	Leased sales office and warehouse – Osborn (Aggregate and Mining Group)
Welkom, South Africa	900	-	Leased sales office and warehouse –Osborn (Aggregate and Mining Group)
Johannesburg, South Africa	177,000	18	Offices and manufacturing – Osborn (Aggregate and Mining Group)
Eugene, Oregon	130,000	7	Leased – Peterson Pacific Corp. (Other Business Units)

The properties above are owned by the Company unless they are indicated as being leased.

Management believes that each of the Company's facilities provides office or manufacturing space suitable for its current needs, and management considers the terms under which it leases facilities to be reasonable.

Item 3. Legal Proceedings

The Company is currently a party to various claims and legal proceedings that have arisen in the ordinary course of business.  If management believes that a loss arising from such claims and legal proceedings is probable and can reasonably be estimated, the Company records the amount of the loss (excluding estimated legal costs), or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another.  As management becomes aware of additional information concerning such contingencies, any potential liability related to these matters is assessed and the estimates are revised, if necessary.  If management believes that a loss arising from such claims and legal proceedings is either (i) probable but cannot be reasonably estimated or (ii) reasonably possible but not probable, the Company does not record the amount of the loss, but does make specific disclosure of such matter.  Based upon currently available information and with the advice of counsel, management believes that the ultimate outcome of its current claims and legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's financial position, cash flows or results of operations.  However, claims and legal proceedings are subject to inherent uncertainties and rulings unfavorable to the Company could occur.  If an unfavorable ruling were to occur, there exists the possibility of a material adverse effect on the Company's financial position, cash flows or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fiscal quarter ended December 31, 2007.

Executive Officers of the Registrant

The name, title, ages and business experience of the executive officers of the Company are listed below.

J. Don Brock, Ph.D., P.E., has been President and a Director of the Company since its incorporation in 1972 and assumed the additional position of Chairman of the Board in 1975.  He was the Treasurer of the Company from 1972 until 1994.  From 1969 to 1972, Dr. Brock was President of the Asphalt Division of CMI Corporation.  He earned his Ph.D. degree in mechanical engineering from the Georgia Institute of Technology.  Dr. Brock is the father of Benjamin G. Brock, President of Astec, Inc., and Dr. Brock and Thomas R. Campbell, Group Vice President - Mobile Asphalt Paving and Underground, are first cousins.  He is 69.

F. McKamy Hall, a Certified Public Accountant, became Chief Financial Officer during 1998 and has served as Vice President and Treasurer since 1997.  He previously served as Corporate Controller of the Company since 1987.  Mr. Hall has an undergraduate degree in accounting and a Master of Business Administration degree from the University of Tennessee at Chattanooga.  He is 65.

W. Norman Smith was appointed Group Vice President-Asphalt in 1998 and additionally served as the President of Astec, Inc. from 1994 until October 2006.  He formerly served as President of Heatec, Inc. from 1977 to 1994.  From 1972 to 1977, Mr. Smith was a Regional Sales Manager with the Company.  From 1969 to 1972, Mr. Smith was an engineer with the Asphalt Division of CMI Corporation.  Mr. Smith has also served as a director of the Company since 1982.  He is 68.

Thomas R. Campbell was appointed Group Vice President - Mobile Asphalt Paving & Underground in November 2001.  He served as President of Roadtec, Inc. from 1988 to 2004.  He has served as President of Carlson Paving Products and American Augers since November 2001 until December 2006.  He served as President of Astec Underground, Inc. from 2001 to May 2005.  From 1981 to 1988, he served as Operations Manager of Roadtec.  Mr. Campbell and J. Don Brock, President of the Company, are first cousins.  He is 58.

Robert G. Stafford was appointed Corporate Vice President of Research and Development effective June 1, 2006.  Previously he served as Group Vice President - Aggregate and Mining from December 1998 to May 2006 and served as President of Telsmith, Inc. a subsidiary of the Company from 1991 to 1998.  Between 1987 and 1991, Mr. Stafford served as President of Telsmith, Inc., a subsidiary of Barber-Greene.  From 1984 until the Company's acquisition of Barber-Greene in December 1986, Mr. Stafford was Vice President - Operations of Barber-Greene and General Manager of Telsmith.  He became a director of the Company in March 1988.  He is 69.

Richard J. Dorris was appointed President of Heatec, Inc. in April of 2004.  From 1999 to 2004 he held the positions of National Accounts Manager, Project Manager and Director of Projects for Astec, Inc.  Prior to joining Astec, Inc. he was President of Esstee Manufacturing Company from 1990 to 1999 and was Sales Engineer from 1984 to 1990.  Mr. Dorris has a B.S. degree in mechanical engineering from the University of Tennessee.  He is 47.

Richard A. Patek became President of Telsmith, Inc. in May of 2001.  He served as President of Kolberg-Pioneer, Inc. from 1997 until May 2001.  From 1995 to 1997, he served as Director of Materials of Telsmith, Inc.  From 1992 to 1995, Mr. Patek was Director of Materials and Manufacturing of the former Milwaukee plant location.  From 1978 to 1992, he held various manufacturing management positions at Telsmith.  Mr. Patek is a graduate of the Milwaukee School of Engineering.  He is 51.

Frank D. Cargould became President of Breaker Technology Ltd. and Breaker Technology, Inc. on October 18, 1999.  The Breaker Technology companies were formed on August 13, 1999 when the Company purchased substantially all of the assets of Teledyne Specialty Equipment's Construction and Mining business unit from Allegheny Teledyne Inc.  From 1994 to 1999, he was Director of Sales - East for Teledyne CM Products, Inc.  He is 65.

Jeffery J. Elliott became President of Johnson Crushers, Inc. in December of 2001.  From 1999 to 2001, he served as Senior Vice President for Cedarapids, Inc., (a Terex company), and from 1996 to 1999, he served as Vice President of the Crushing and Screening Group.  From 1978 to 1996, he held various domestic and international sales and marketing positions with Cedarapids, Inc.  He is 54.

Timothy Gonigam was appointed President of Astec Mobile Screens, Inc., on October 1, 2000.  From 1995 to 2000, Mr. Gonigam held the position of Sales Manager of Astec Mobile Screens, Inc.  He is 45.

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

Joseph P. Vig was appointed President of Kolberg-Pioneer, Inc. in May of 2001.    From 1994 until May 2001, he served as Engineering Manager of Kolberg-Pioneer, Inc.  From 1978 to 1993 he was Director of Engineering with Morgen Mfg. Co.  Mr. Vig has a B.S. degree in civil engineering from the South Dakota School of Mines and Technology and is a Professional Engineer.  He is 58.

Jeffrey L. Richmond, Sr.  was appointed President of Roadtec, Inc. in April of 2004.  From 1996 until April 2004, he held the positions of Sales Manager, Vice President of Sales and Marketing and Vice President/General Manager of Roadtec, Inc.  He is 52.

Joe K. Cline was appointed President of Astec Underground, Inc. effective February 1, 2008.  Previously he held numerous manufacturing positions with the Company since 1982 including the Company’s Corporate Manufacturing Manager/Safety Champion beginning in July 2007 and Manufacturing Manager for Mobile Asphalt & Underground Groups from 2003 to mid 2007. He is 51.

Michael A. Bremmer was appointed President of CEI Enterprises, Inc. in January of 2006.  From January 2003 until January 2006, he held the position of Vice President and General Manager of CEI Enterprises, Inc.  From January 2001 until January 2003, he held the position of Director of Engineering of CEI Enterprises, Inc.  He is 52.

Benjamin G. Brock was appointed President of Astec, Inc. in November 2006.  From January 2003 until October 2006 he held the position of Vice President - Sales of Astec, Inc. and Vice President/General Manager of CEI Enterprises, Inc. from 1997 until December 2002.  Mr. Brock's career with Astec began as a salesman in 1993.  Mr. Brock has a B.S. in Economics with a minor in Marketing from Clemson University.  Mr. Brock is the son of J. Don Brock, President of the Company.  He is 37.

David L. Winters was appointed President of Carlson Paving Products effective January 1, 2007 after previously serving as its Vice President and General Manager from March 2002 until December 31, 2006.  Mr. Winters also served as Quality Assurance Manager, Manufacturing Manager and Service Manager for Roadtec from August 1997 to February 2002.  From 1977 to 1997 he held various positions in maintenance management with the Tennessee Valley Authority.  Mr. Winters is 58.

James F. Pfeiffer was appointed President of American Augers, Inc. effective January 1, 2007 after previously serving as its Vice President and General Manager from March 2005 until December 31, 2006.  Prior to joining Astec, Mr. Pfeiffer was Vice President and General Manager of Daedong USA from April 2004 to October 2004 and Vice President of Marketing for Blount, Inc. from April 2002 to April 2004. Previously he held numerous positions with Charles Machine Works over a nineteen year period.  Mr. Pfeiffer holds a bachelors degree in Agriculture from Oklahoma State University.  Mr. Pfeiffer is 50.

Stephen C. Anderson was appointed Secretary of the Company in January 2007 and assumed the role of Director of Investor Relations in January 2003. He was Vice President of Astec Financial Services, Inc. from November 1999 to December 2002.  Prior to this Mr. Anderson spent a combined fourteen years in Commercial Banking with AmSouth and SunTrust Banks. He has a B.S. degree in Business Management from the University of Tennessee at Chattanooga and is a graduate of the Stonier Graduate School of Banking. He is 44.

David C. Silvious, a Certified Public Accountant, became Corporate Controller in 2005.  He previously served as Corporate Financial Analyst since 1999.  Mr. Silvious earned his undergraduate degree in accounting from Tennessee Technological University and his Masters of Business Administration from the University of Tennessee at Chattanooga.  He is 40.

Larry Cumming was appointed President of Peterson Pacific Corp. in August 2007. He joined the company in 2003 and held the earlier positions of General Manager and Chief Executive Officer of Peterson, Inc. Prior to joining Peterson, he held senior management positions in North America and Europe with Timberjack and John Deere (Deere acquired Timberjack in 2000). Mr. Cumming also held prior positions with Timberjack as Vice President Engineering and Senior Vice President Sales and Marketing, Chief Operating Officer and Executive Vice President Product Supply. Mr. Cumming is a graduate mechanical engineer from Cornell University with additional senior management courses from INSEAD in France. He is a registered professional engineer in the Province of Ontario. Mr. Cumming is 59.

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

The high and low sales prices of the Company's Common Stock as reported on the Nasdaq National Market for each quarter during the last two fiscal years are as follows:

	Price Per Share
2007	High	Low
1st Quarter	$40.90	$32.94
2nd Quarter	$45.24	$39.43
3rd Quarter	$59.36	$42.53
4th Quarter	$60.40	$33.75

	Price Per Share
2006	High	Low
1st Quarter	$39.61	$29.31
2nd Quarter	$42.25	$27.68
3rd Quarter	$34.76	$19.95
4th Quarter	$35.98	$24.10

As of February 21, 2008, there were approximately 3,850 holders of the Company's Common Stock.

We maintain the following option plans: (i) 1998 Long-term Incentive Plan, (ii) 1998 Non-Employee Director Stock Incentive Plan and (iii) Executive Officer Annual Bonus Equity Election Plan.  We also maintain the 2006 Incentive Plan for the awarding of stock to key management based upon achieving profitability goals.  Information regarding these plans may be found in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” of this Report.

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

Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Because of inherent limitations, our disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of such disclosure controls and procedures are met.

As of the end of the period covered by this Report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Management’s assessment report on the effectiveness of internal controls over financial reporting and the attestation report of our independent registered accounting firm appear in Appendix “A” of this Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding the Company's directors, executive officers, director nominating process, audit committee, and audit committee financial expert is included under the captions "Election of Directors - Certain Information Concerning Nominees and Directors" and “Corporate Governance” in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 24, 2008, which is incorporated herein by reference.  Information regarding compliance with Section 16(a) of the Exchange Act is also included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement, which is incorporated herein by reference.

The Company's Board of Directors has approved a Code of Conduct and Ethics that applies to the Company's employees, directors and officers (including the Company's principal executive officer, principal financial officer and principal accounting officer). The Code of Conduct and Ethics is available on the Company's website at www.astecindustries.com/investors/.

Item 11. Executive Compensation

Information included under the captions "Executive Compensation", “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee” in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 24, 2008 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder
  Matters

Information included under the captions "Election of Directors - Certain Information Concerning Nominees and Directors," "Common Stock Ownership of Management" and "Common Stock Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 24, 2008 is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the Common Stock that may be issued under all of the Company's existing equity compensation plans as of December 31, 2007.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, Rights and RSU’s		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders
	593,097	(1)	$22.55	13,809
	7,228	(2)	$26.13	283,108
	64,950	(3)		635,050

Equity Compensation Plans Not Approved by Shareholders
	28,690	(4)		137,125

Total	693,965			1,069,092

________________

(1)	1998 Long-term Incentive Plan (Stock Options)
(2)	Executive Officer Annual Bonus Equity Election Plan (Stock Options)
(3)	2006 Incentive Plan (Restricted Stock Units)
(4)	1998 Non-Employee Director Stock Incentive Plan. Includes 16,665 stock options at a weighted average price of $17.37 and 12,025 shares of deferred stock.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information included under the captions "Corporate Governance: Independent Directors" and ”Transactions with Related Persons” in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 24, 2008 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information included under the caption "Audit Matters" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 24, 2008 is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)  The following financial statements and other information appear in Appendix "A" to this Report and are filed as a part hereof:

. Selected Consolidated Financial Data.
. Management's Discussion and Analysis of Financial Condition and Results of Operations.
. Reports of Independent Registered Public Accounting Firms.
. Consolidated Balance Sheets at December 31, 2007 and 2006.
. Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005.
. Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005.
. Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2007, 2006 and 2005.
. Notes to Consolidated Financial Statements.

(a)(2)  Other than as described below, Financial Statement Schedules are not filed with this Report because the Schedules are either inapplicable or the required information is presented in the Financial Statements or Notes thereto.  The following Schedule appears in Appendix “A” to this Report and is filed as a part hereof:

Schedule II – Valuation and Qualifying Accounts.
(a)(3) The following Exhibits* are incorporated by reference into or are filed with this Report:
3.1	Restated Charter of the Company (incorporated by reference from the Company’s Registration Statement on Form S-1, effective June 18, 1986, File No. 33-5348).
3.2
Articles of Amendment to the Restated Charter of the Company, effective September 12, 1988 (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1988, File No. 0-14714).

3.3
Articles of Amendment to the Restated Charter of the Company, effective June 8, 1989 (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1989, File No. 0-14714).

3.4
Articles of Amendment to the Restated Charter of the Company, effective January 15, 1999 (incorporated by reference from the Company Quarterly Report on Form 10-Q for the period ended June 30, 1999, File No. 0-14714).

3.5	Amended and Restated Bylaws of the Company, adopted March 14, 1990 (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1989, File No. 0-14714).
3.6	Amended and Restated Bylaws of the Company, adopted July 26, 2007 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 001-11595)
4.1
Amended and Restated Shareholder Protection Rights Agreement, dated as of December 22, 2005, by and between the Company and Mellon Investor Services LLC, as Rights Agent. (incorporated by reference from the Company’s Current Report on Form 8-K dated December 22, 2005, File No. 0-14714).

10.1
Supplemental Executive Retirement Plan, dated February 1, 1996 to be effective as of January 1, 1995 (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-14714). *

10.2
Trust under Astec Industries, Inc. Supplemental Retirement Plan, dated January 1, 1996 (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-14714). *

10.3	Astec Industries, Inc. 1998 Long-Term Incentive Plan (incorporated by reference from Appendix A of the Company’s Proxy Statement for the Annual Meeting of Shareholders held on April 23, 1998). *
10.4
Astec Industries, Inc. Executive Officer Annual Bonus Equity Election Plan (incorporated by reference from Appendix B of the Company’s Proxy Statement for the Annual Meeting of Shareholders held on April 23, 1998). *

10.5	Astec Industries, Inc. Non-Employee Directors’ Stock Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-14714). *
10.6
Amendment to Astec Industries, Inc. Non-Employee Directors’ Stock Incentive Plan, dated March 15, 2005 (incorporated by reference from the Company’s Current Report on Form 8-K dated March 15, 2005, File No. 0-14714). *

10.7
Revolving Line of Credit Note, dated December 2, 1997, between Kolberg-Pioneer, Inc. and Astec Holdings, Inc. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-14714).

10.8
Purchase Agreement, dated October 30, 1998, effective October 31, 1998, between Astec Industries, Inc. and Johnson Crushers International, Inc. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-14714).

10.9
Asset Purchase and Sale Agreement, dated August 13, 1999, by and among Teledyne Industries Canada Limited, Teledyne CM Products Inc. and Astec Industries, Inc. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1999, File No.  0-14714).

10.10
Stock Purchase Agreement, dated October 31, 1999, by and among American Augers, Inc. and Its Shareholders and Astec Industries, Inc. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-14714).

10.11
Sale of Business Agreement, dated September 29, 2000, between Anglo Operations Limited and High Mast Properties 18 Limited and Astec Industries, Inc. for the purchase of the materials handling and processing products division of the Boart-Longyear Division of Anglo Operations Limited (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 0-14714).

10.12
Acquisition Agreement, dated October 2, 2000, by and among Larry Raymond, Carlson Paving Products, Inc. and Astec Industries, Inc. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 0-14714).

10.13
Purchase of Assets and Real Estate from Superior Industries of Morris, Inc. and Astec Industries, Inc. by Superior Industries, LLC dated June 30, 2004 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 0-14714).

10.14
Amendment to Asset Purchase Agreement of Superior Industries of Morris, Inc. to Superior Industries, LLC dated June 30, 2004 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 0-14714).

10.15
Amended Supplemental Executive Retirement Plan, dated September 29, 2004, originally effective as of January 1, 1995. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-14714).

10.16
Amendment to the Astec Industries, Inc. 1998 Non-Employee Directors Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K dated March 15, 2005, File No. 0-14714). *

10.17
Commercial Contract of Sale, dated June 7, 2005, between Trencor, Inc., a Texas corporation, and Great Wolf Resorts, Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 0-14714).

10.18
Amendment Number 2 to the Astec Industries, Inc. 1998 Non-Employee Directors Stock Incentive Plan dated February 21, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K dated February 7, 2006, File No. 0-14714). *

10.19
Astec Industries, Inc. 2006 Incentive Plan (incorporated by reference to Appendix A for the Registrant’s Definitive Proxy Statement on Schedule 14A, File No. 0-14714, file with the Securities and Exchange Commission on March 16, 2006)

10.20
Amendment Number 2 to the Astec Industries, Inc. 1998 Non-Employee Directors Stock Incentive Plan (incorporated by reference from the Company’s Current Report on Form 8-K dated February 27, 2006, File No. 001-11595).

10.21
Credit Agreement dated as of April 13, 2007 between Astec Industries, Inc. and Certain of Its Subsidiaries and Wachovia Bank, National Association (incorporated by reference from the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2007, File No. 001-11595)

10.22
Stock Purchase Agreement by and among Astec Industries, Inc., Peterson, Inc., A. Neil Peterson, and the Other Shareholders of Peterson, Inc. dated as of May 31, 2007 (incorporated by reference from the Company’s Quarterly Form 10-Q for the quarter ended June 30, 2007, File No. 001-11595)

10.23
First Amendment to the Credit Agreement between Astec Industries, Inc. and Certain of Its Subsidiaries and Wachovia Bank, National Association (incorporated by reference from the Company’s Quarterly Report on form 10-Q for the quarter ended September 30, 2007, File No. 001-11595)

10.24	Amendment to the Supplemental Executive Retirement Plan dated March 8, 2007 originally effective January 1, 1995.
10.25	Supplemental Executive Retirement Plan Amendment and Restatement Effective January 1, 2008, originally effective January 1, 1995.
16.1
Letter from Grant Thornton LLP, dated June 20, 2006 to the Securities and Exchange Commission regarding change in certifying accountant (incorporated by reference to the Company’s Current Report on Form 8-K dated June 20, 2006, File No. 001-11595).

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

APPENDIX "A"
to
ANNUAL REPORT ON FORM 10-K

ITEMS 8 and 15(a)(1), (2) and (3), and 15(b) and 15(c)

INDEX TO FINANCIAL STATEMENTS AND
 FINANCIAL STATEMENT SCHEDULES

ASTEC INDUSTRIES, INC.

FINANCIAL
INFORMATION

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except as noted*)

	2007	2006	2005	2004	2003
Consolidated Income Statement Data
Net sales	$869,025	$710,607	$616,068	$504,554	$402,066
Selling, general and administrative expenses	107,095	93,999	81,839	69,777	63,890
Goodwill impairment	--	--	--	--	16,261
Gain on sale of real estate, net of real estate impairment charge	--	--	6,531	--	--
Research and development	15,449	13,561	11,319	8,580	7,669
Income (loss) from operations	86,728	60,343	46,303	24,382	(23,006)
Interest expense	853	1,672	4,209	5,033	9,095
Senior note termination expense	--	--	--	--	3,837
Income (loss) from continuing operations	56,797	39,588	28,094	12,483	(30,712)
Income from discontinued operations, net of tax	--	--	--	1,164	1,748
Gain on disposal of discontinued operations, net of tax of $5,071	--	--	--	5,406	--
Net income (loss)	56,797	39,588	28,094	19,053	(28,964)
Earnings (loss) per common share*
Income (loss) from continuing operations:
Basic	2.59	1.85	1.38	0.63	(1.56)
Diluted	2.53	1.81	1.34	0.62	(1.56)
Income from discontinued operations:
Basic	--	--	--	0.33	0.09
Diluted	--	--	--	0.33	0.09
Net income (loss):
Basic	2.59	1.85	1.38	0.96	(1.47)
Diluted	2.53	1.81	1.34	0.95	(1.47)

Consolidated Balance Sheet Data
Working capital	$204,839	$178,148	$137,981	$106,489	$81,001
Total assets	542,570	421,863	346,583	324,818	319,973
Total short-term debt	--	--	--	11,827	36,685
Long-term debt, less current maturities	--	--	--	25,857	38,696
Shareholders’ equity	376,589	296,166	242,742	191,256	167,517
Book value per diluted common share at year-end*	16.78	13.51	11.57	9.52	8.49

SELECTED CONSOLIDATED FINANCIAL DATA (CONTINUED)
(in thousands, except as noted*)

Quarterly Financial Highlights (Unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2007Net sales	$215,563	$226,414	$206,239	$220,810
Gross profit	54,373	58,943	48,561	47,901
Net income	15,334	18,505	11,574	11,384
Earnings per common share*
Net income:
Basic	0.71	0.85	0.52	0.51
Diluted	0.69	0.83	0.51	0.50

2006Net sales	$185,724	$191,262	$171,470	$162,151
Gross profit	45,152	47,427	41,042	34,666
Net income	10,897	12,365	10,026	6,299
Earnings per common share*
Net income:
Basic	0.51	0.58	0.47	0.29
Diluted	0.50	0.56	0.46	0.29

Common Stock Price *

2007 High	$40.90	$45.24	$59.36	$60.40
2007 Low	32.94	39.43	42.53	33.75

2006 High	$39.61	$42.25	$34.76	$35.98
2006 Low	29.31	27.68	19.95	24.10

The Company’s common stock is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market under the symbol ASTE. Prices shown are the high and low bid prices as announced by NASDAQ. The Company has never paid dividends on its common stock. As determined by the proxy search on the record date by the Company’s transfer agent, the number of common shareholders is approximately 3,850.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding forward-looking statements, see “Forward-looking Statements” on page A-18.

Overview

Astec is a leading manufacturer and marketer of road building equipment. The Company’s businesses:

•	design, engineer, manufacture and market equipment that is used in each phase of road building, from quarrying and crushing the aggregate to applying the asphalt;

•	manufacture certain equipment and components unrelated to road construction, including trenching, auger boring, directional drilling, industrial heat transfer, wood chipping and grinding; and

•	manufacture and sell replacement parts for equipment in each of its product lines.

The Company has 14 manufacturing companies, 13 of which fall within four reportable operating segments, which include the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group. The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other unrelated industries. The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries. The business units in the Mobile Asphalt Paving Group design, manufacture and market asphalt pavers, material transfer vehicles, milling machines, stabilizers and screeds. The business units in the Underground Group design, manufacture and market a complete line of trenching equipment, directional drills and auger boring machines for the underground construction market. The Company also has one other category that contains the business units that do not meet the requirements for separate disclosure as an operating segment. The business units in the Other category include Peterson Pacific Corp. (“Peterson”), Astec Insurance Company and Astec Industries, Inc., the parent company.

The Company’s financial performance is affected by a number of factors, including the cyclical nature and varying conditions of the markets it serves. Demand in these markets fluctuates in response to overall economic conditions and is particularly sensitive to the amount of public sector spending on infrastructure development, privately funded infrastructure development, changes in the price of crude oil (fuel costs and liquid asphalt) and changes in the price of steel.

In August 2005, President Bush signed into law the Safe, Accountable, Flexible and Efficient Transportation Equity Act - A Legacy for Users (“SAFETEA-LU”), which authorizes appropriation of $286.5 billion in guaranteed federal funding for road, highway and bridge construction, repair and improvement of the federal highways and other transit projects for federal fiscal years October 1, 2004 through September 30, 2009. The Company believes that the federal highway funding significantly influences the purchasing decisions of the Company’s customers who are more comfortable making purchasing decisions with the legislation in place. The federal funding provides for approximately 25% of highway, street, roadway and parking construction funding in the United States. President Bush signed into law on December 26, 2007 a funding bill for the 2008 fiscal year, which fully funds the highway program at $40.2 billion.

The public sector spending described above is needed to fund road, bridge and mass transit improvements. The Company believes that increased funding is unquestionably needed to restore the nation’s highways to a quality level required for safety, fuel efficiency and mitigation of congestion. In the Company’s opinion, amounts needed for such improvements are significantly above amounts approved, and funding mechanisms such as the federal usage fee per gallon of gasoline, which has not been increased in fourteen years, would need to be increased along with other measures to generate the funds needed.

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and its impact on customers’ purchase decisions and the price of steel may each affect the Company’s financial performance. Economic downturns, like the one experienced from 2001 through 2003, generally result in decreased purchasing by the Company’s customers, which, in turn, causes reductions in sales and increased pricing pressure on the Company’s products. When interest rates rise, they typically have the effect of negatively impacting customers’ attitudes toward purchasing equipment. Although the Federal Reserve has recently made significant reductions to interest rates, primarily in response to weakness in the housing sector, the Company expects only slight changes in interest rates in 2008 and does not expect such changes to have a material impact on the financial results of the Company.

Significant portions of the Company’s revenues relate to the sale of equipment that produces asphalt mix. A major component of asphalt is oil. An increase in the price of oil increases the cost of providing asphalt, which could likely decrease demand for asphalt, and therefore decrease demand for certain Company products. While increasing oil prices may have an impact on the Company’s customers, the Company’s equipment can use a significant amount of recycled asphalt pavement, thereby mitigating the cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt mix. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. The Company’s customers appear to be adapting their prices in response to the fluctuating oil prices and the fluctuations did not appear to significantly impair equipment purchases in 2007. The Company expects this trend to continue in 2008.

Steel is a major component in the Company’s equipment. Steel prices retracted somewhat during 2005 and 2006 from record highs during 2004 but returned to historically high levels during 2007. Although the Company has instituted price increases in response to rising steel costs, purchased parts and component prices, if the Company is not able to raise the prices of its products enough to cover the increased costs, the Company’s financial results will be negatively affected. The Company believes that steel prices in 2008 will rise moderately in the first six months but will then begin to decrease in the second half of the year. If the Company sees increases in upcoming steel prices it will take advantage of buying opportunities to offset such future pricing where possible. In addition to the factors stated above, many of the Company’s markets are highly competitive, and its products compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. The reduced value of the dollar relative to many foreign currencies and the current positive economic conditions in certain foreign economies continue to have a positive impact on the Company’s international sales.

In the United States and internationally, the Company’s equipment is marketed directly to customers as well as through dealers. During 2007, approximately 75% to 80% of equipment sold by the Company was sold directly to the end user.

The Company is operated on a decentralized basis and there is a complete management team for each operating subsidiary. Finance, insurance, legal, shareholder relations, corporate accounting and other corporate matters are primarily handled at the corporate level (i.e. Astec Industries, Inc., the parent company). The engineering, design, sales, manufacturing and basic accounting functions are all handled at each individual subsidiary. Standard accounting procedures are prescribed and followed in all reporting.

The non-union employees of each subsidiary have the opportunity to earn bonuses in the aggregate up to 10% of the subsidiary’s after-tax profit if such subsidiary meets established goals. These goals are based on the subsidiary’s return on capital employed, cash flow on capital employed and safety. The bonuses for subsidiary presidents are paid from a separate corporate pool.

Results of Operations; 2007 vs. 2006

The Company generated net income for 2007 of $56,797,000, or $2.53 per diluted share, compared to net income of $39,588,000, or $1.81 per diluted share, in 2006. The weighted average number of common shares outstanding at December 31, 2007 was 22,444,866 compared to 21,917,123 at December 31, 2006.

Net sales for 2007 were $869,025,000, an increase of $158,418,000, or 22.3%, compared to net sales of $710,607,000 in 2006. The increase in net sales in 2007 occurred in both domestic and international sales and was primarily due to the continued weakness of the dollar against foreign currencies and strong economic conditions internationally and domestically.

In 2007, international sales increased $86,185,000, or 44.9%, to $278,336,000 compared to international sales of $192,151,000 in 2006. International sales increased the most in Australia, followed by Canada and South America. These increases are due primarily to continued weakness of the dollar against these currencies and improving local economic conditions in these geographic areas.

In 2007, domestic sales increased $72,234,000 or 13.9%, to $590,690,000 compared to domestic sales of $518,456,000 in 2006. Domestic sales are primarily generated from equipment purchases made by customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development.

Parts sales were $186,146,000 in 2007 compared to $165,487,000 in 2006 for an increase of 12.5%. The increase of $20,659,000 was generated mainly by the Underground Group and the Aggregate and Mining Group. The increase was primarily due to improving economic conditions both domestically and abroad and increased parts marketing efforts.

Gross profit increased from $168,287,000 in 2006 to $209,778,000 in 2007. As a result, the gross profit as a percentage of net sales increased 40 basis points from 23.7% in 2006 to 24.1% in 2007. The primary factors that caused this increase in gross profit were increased international sales, increased parts sales, price increases and the impact of the Company’s cost and design initiative programs. These improvements in gross profit were offset by an increase in overhead of $3,214,000 in 2007 as compared to 2006. The increase in overhead is due primarily to the facility expansion projects at certain subsidiaries. As these improvement projects occurred, the flow of production was disrupted and certain production resources were used to complete the projects, thus creating inefficiencies which resulted in excess production costs.

In 2007 selling, general and administrative (“SG&A”) expenses increased $13,096,000 or 13.9% to $107,095,000, or 12.3% of 2007 net sales from $93,999,000 or 13.2% of net sales in 2006. The increase in SG&A in 2007 compared to 2006 was primarily due to increases in personnel related expenses of $4,462,000, profit sharing bonus expense of $1,842,000, sales commissions of $1,745,000, travel, lodging and meals expense of $1,780,000 and depreciation of $814,000. Each of these expenses increased in anticipation of or as a result of increased sales volumes.

Research and development expenses increased by $1,888,000, or 13.9%, from $13,561,000 in 2006 to $15,449,000 in 2007. The increase is related to the development of new products and improvement of current products.

Interest expense for 2007 decreased by $819,000, or 49.0%, to $853,000 from $1,672,000 in 2006. This equates to 0.1% of net sales in 2007 compared to 0.2% of net sales for 2006. During April, 2007 the Company entered into a new credit agreement which reduced the interest charged related to the revolving credit line and letters of credit.

Interest income increased $1,264,000, or 86.0%, to $2,733,000 in 2007 from $1,469,000 in 2006. The increase is primarily due to a higher investment of excess cash in interest yielding investments in 2007 compared to 2006.

Other income (expense), net was an expense of $202,000 in 2007 compared to income of $167,000 in 2006. The net change in other income from 2006 to 2007 was due primarily to an increase in losses on foreign currency transactions.

For 2007, the Company had an overall income tax expense of $31,398,000, or 35.5% of pre-tax income compared to the 2006 tax expense of $20,638,000, or 34.2% of pre-tax income. The primary reason for the increase in the effective tax rate in 2007 compared to 2006 is the repeal of the Extra-Territorial Income Exclusion for 2007.

Earnings per share for 2007 were $2.53 per diluted share compared to $1.81 per diluted share for 2006, resulting in a 39.8% increase.

The backlog at December 31, 2007 was $272,422,000 compared to $246,240,000, including Peterson, at December 31, 2006, a 10.6% increase. The backlog increased $13,804,000 in the Asphalt Group, followed by increases of $3,661,000 in the Aggregate and Mining Group, and $3,638,000 in the Underground Group. The Company is unable to determine whether this backlog effect was experienced by the industry as a whole. The Company believes the increased backlog reflects increased international sales demand relating to the weak dollar and strong foreign economies along with the impact of federal funding under SAFETEA-LU.

Asphalt Group: During 2007, this segment had sales of $240,229,000 compared to $186,657,000 for 2006, an increase of $53,572,000, or 28.7%. Asphalt Group sales increased both domestically and internationally.  The international sales increased primarily in Australia and South America. Segment profits for 2007 were $37,707,000 compared to $24,387,000 for 2006, an increase of $13,320,000, or 54.6%. The focus on product improvement and cost reduction through the Company’s focus group initiative as well as price increases and increased international sales impacted gross profits and segment income during 2007.

Aggregate and Mining Group: During 2007, sales for this segment increased $48,712,000, or 16.8%, to $338,183,000 compared to $289,471,000 for 2006. The primary increase in sales was attributable to increased international sales. Domestic sales for the Aggregate and Mining Group were flat compared to 2006. International sales increased primarily in Canada, South America and the Middle East. Segment profits for 2007 increased $5,629,000, or 16.9%, to $38,892,000 from $33,263,000 for 2006. Profits improved due to increased international sales and increased parts sales.

Mobile Asphalt Paving Group: During 2007, sales for this segment increased $17,104,000, or 13.2%, to $146,489,000 from $129,385,000 in 2006. The increase in sales in 2007 compared to 2006 was almost evenly split between international and domestic sales. International sales improved in Australia, Southeast Asia, Europe and South America. Segment profits for 2007 increased $3,517,000, or 24.5%, to $17,885,000 from $14,368,000 for 2006. Segment profits were positively impacted by both improved machine sales volume and parts sales volume.

Underground Group: During 2007, sales for this segment increased $9,284,000, or 8.8%, to $114,378,000 from $105,094,000 for 2006. This increase is due primarily to increased sales of large trenchers, directional drills and auger boring machines. International sales for this group increased slightly compared to 2006. Segment profits for 2007 increased $2,482,000 from $4,866,000 in 2006 to $7,348,000 in 2007.

Results of Operations; 2006 vs. 2005

The Company generated net income for 2006 of $39,588,000, or $1.81 per diluted share, compared to net income of $28,094,000, or $1.34 per diluted share, in 2005. The weighted average number of common shares outstanding at December 31, 2006 was 21,917,123 compared to 20,976,966 at December 31, 2005.

Net sales for 2006 were $710,607,000, an increase of $94,539,000, or 15.3%, compared to net sales of $616,068,000 in 2005. The increase in net sales in 2006 was primarily due to the continued weakness of the dollar against foreign currencies and improved economic conditions internationally.

Domestic sales increased from $499,838,000 in 2005 to $518,456,000 in 2006, an increase of $18,618,000, or 3.7%. Domestic sales are primarily generated from equipment purchases made by customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development.

In 2006, international sales increased $75,921,000, or 65.3%, to $192,151,000 compared to international sales of $116,230,000 in 2005. International sales increased the most in Europe, followed by Canada and the Middle East. These increases are due primarily to continued weakness of the dollar against these currencies and improved local economic conditions in these geographic areas.

Parts sales were $165,487,000 in 2006 compared to $144,199,000 in 2005 for an increase of 14.8%. The increase of $21,288,000 was generated mainly by the Aggregate and Mining Group and the Asphalt Group. The increase was primarily due to improved economic conditions and an increased effort to sell competitive parts. The largest percentage of improvement in order of magnitude was in the Asphalt Group, Underground Group, Mobile Asphalt Group, and Aggregate Group.

Gross profit increased from $133,218,000 in 2005 to $168,287,000 in 2006. As a result, the gross profit as a percentage of net sales increased 210 basis points from 21.6% in 2005 to 23.7% in 2006. The primary factors that caused an increase in gross profit were an increased focus on internal cost reduction and product improvement programs, international sales, and increased parts sales. These improvements in gross profit were offset by an increase in overhead of $1,127,000 in 2006 as compared to 2005.

In 2006 selling, general and administrative (“SG&A”) expenses increased $12,160,000 to $93,999,000, or 13.2% of 2006 net sales from $81,839,000 or 13.3% of net sales in 2005. The increase in SG&A in 2006 compared to 2005 was primarily due to increases in salaries, commissions and employee benefits of $10,976,000, and advertising and marketing expenses of $381,000.

Research and development expenses increased by $2,242,000, or 19.8%, from $11,319,000 in 2005 to $13,561,000 in 2006. The increase is related to the development of new products and improvement of current products.

During 2005, as part of the Company’s periodic review of its operations, the Company assessed the recoverability of the carrying value of certain fixed assets, which resulted in an impairment loss of $1,183,000 on certain real estate. This loss reflects the amounts by which the carrying value of the real estate exceeded its estimated fair value. This loss is included in operating expenses as a component of “gain on sale of real estate, net of real estate impairment charge” in the consolidated statements of operations. The real estate values and related impairment charge are included in the Asphalt Group for segment reporting purposes. This real estate was sold in 2006.

In addition, during 2005, the Company closed on the sale of the vacated Grapevine, Texas facility for $13,200,000. The assets sold had previously been classified on the consolidated balance sheet as assets held for sale with a book value of $4,886,000. The related gain, net of closing costs, on the sale of the property of $7,714,000 is included in operating expenses as a component of “gain on sale of real estate, net of real estate impairment charge” in the consolidated statements of operations. The assets sold and the related gain are included in the Underground Group for segment reporting purposes.

Interest expense for 2006 decreased by $2,537,000, or 60.3%, to $1,672,000 from $4,209,000 in 2005. This equates to 0.2% of net sales in 2006 compared to 0.7% of net sales for 2005. The reduced debt level is the primary reason for reduced interest expense.

Other income (expense), net was income of $167,000 in 2006 compared to income of $210,000 in 2005. The net change in other income from 2005 to 2006 was due primarily to an increase in the loss on foreign currency transactions.

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

Asphalt Group: During 2006, this segment had sales of $186,657,000 compared to $170,205,000 for 2005, an increase of $16,452,000, or 9.7%. Segment profits for 2006 were $24,387,000 compared to $16,099,000 for 2005, an increase of $8,288,000, or 51.5%. The primary reason for the increase in sales was increased international sales. The focus on product improvement and cost reduction impacted gross profits and segment income. During 2005, as part of the Company’s periodic review of its operations, the Company assessed the recoverability of the carrying value of certain Asphalt Group fixed assets, which resulted in an impairment loss of $1,183,000 on certain real estate currently not being used in the operations of the Company. This loss reflects the amounts by which the carrying value of the real estate exceeded its estimated fair value.

Aggregate and Mining Group: During 2006, sales for this segment increased $46,956,000, or 19.4%, to $289,471,000 compared to $242,515,000 for 2005. The primary increase in sales was attributable to increases in international sales. Segment profits for 2006 increased $10,708,000, or 47.5%, to $33,263,000 from $22,555,000 for 2005. Profits improved due to increased international sales and increased parts sales.

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

Underground Group: During 2006, sales for this segment increased $14,694,000, or 16.3%, to $105,094,000 from $90,400,000 for 2005. This increase is due primarily to increased sales of large trenchers, directional drills and auger boring machines. Segment profits for 2006 decreased $1,435,000 from a profit of $6,301,000 in 2005 to a profit of $4,866,000 in 2006. Segment profit in 2005 included the gain recognized on the sale of the Trencor manufacturing facility in Grapevine, Texas during the third quarter of 2005. Excluding this gain of $7,714,000, the segment loss in 2005 would have been $1,413,000, resulting in an increase in segment profit of $6,279,000 from 2005 to 2006. In addition, overhead decreased $1,143,000 from 2005 to 2006.

Liquidity and Capital Resources

Cash available for operating purposes was $34,636,000 at December 31, 2007. The Company had no borrowings under its credit facility with Wachovia Bank, National Association (“Wachovia”) at December 31, 2007. Net of letters of credit of $6,825,000, the Company had borrowing availability of $93,175,000 on its revolver at December 31, 2007.

During April 2007, Astec Industries, Inc. and certain of its subsidiaries entered into an unsecured credit agreement with Wachovia whereby Wachovia has extended to the Company an unsecured line of credit of up to $100,000,000 including a sub-limit for letters of credit of up to $15,000,000. The Wachovia credit agreement replaced the previous $87,500,000 secured credit facility the Company had in place with General Electric Capital Corporation and General Electric Capital-Canada.

The Wachovia credit facility is unsecured and has an original term of three years (which is subject to further extensions as provided therein). The interest rate for borrowings is a function of the Adjusted LIBOR Rate or Adjusted LIBOR Market Index Rate, as defined, as elected by the Company, plus a margin based upon a leverage ratio pricing grid ranging between 0.5% and 1.5%. As of December 31, 2007, if any loans would have been outstanding, the applicable margin based upon the leverage ratio pricing grid would equal 0.5%. The Wachovia credit facility requires no principal amortization and interest only payments are due, in the case of loans bearing interest at the Adjusted LIBOR Market Index Rate, monthly in arrears and, in the case of loans bearing interest at the Adjusted LIBOR Rate, at the end of the applicable interest period. The Wachovia credit agreement contains certain financial covenants related to minimum fixed charge coverage ratios, minimum tangible net worth and maximum allowed capital expenditures. No amounts were outstanding under the credit facility at December 31, 2007.

The Company was in compliance with the financial covenants under its credit facility as of December 31, 2007.

The Company’s South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., (Osborn) has available a credit facility of approximately $4,916,000 (ZAR 33,000,000) to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. As of December 31, 2007, Osborn had no outstanding borrowings under the credit facility, but approximately $3,342,000 in performance and retention bonds were guaranteed under the facility. The facility is secured by Osborn’s account receivables retention and cash balances and a $2,000,000 letter of credit issued by the parent Company. The portion of the available facility not secured by the $2,000,000 letter of credit fluctuates monthly based upon fifty percent (50%) of Osborn’s accounts receivable, and retention plus total cash balances at the end of the prior month. As of December 31, 2007, Osborn Engineered Products had available credit under the facility of approximately $1,574,000.

Net cash provided by operating activities for the year ended December 31, 2007 was $45,744,000 compared to $39,024,000 for the year ended December 31, 2006. This increase is primarily due to an increase in net income of $17,209,000, an increase in cash provided by customer deposits of $4,267,000, an increase in accounts payable of $3,848,000, an increase in depreciation of $3,069,000, an increase in cash from the self insurance loss reserves of $3,918,000 and an increase in cash provided by income taxes payable of $4,684,000. These 2007 increases in cash were offset by an increase in cash used by inventories of $15,780,000, the purchase of trading securities of $7,868,000 and a reduction in cash provided by other accrued liabilities of $6,365,000.

Cash flows used by investing activities for the year ended December 31, 2007 were $68,261,000 compared to $29,538,000 used for the year ended December 31, 2006. During 2007 the Company purchased Peterson Pacific Corp. using net cash of $19,656,000. In addition, the Company purchased investment securities using $10,305,000 of cash and increased expenditures for property and equipment $7,572,000 in 2007 over 2006.

Cash provided by financing activities was $11,935,000 in 2007 compared to $12,979,000 in 2006. The primary reason for the difference in the financing cash flows from 2006 to 2007 was the repayment of $7,500,000 of debt assumed in the Peterson acquisition. This was offset by an increase of $3,662,000 in proceeds from the issuance of common stock related to stock option exercises during 2007 over 2006.

Capital expenditures in 2008 are budgeted to be approximately $31,944,000. The Company expects to finance these expenditures using cash currently available, the available capacity under the Company’s revolving credit facility and internally generated funds. Capital expenditures for 2007 were $38,452,000 compared to $30,879,000 in 2006.

The Company believes that its current working capital, cash flows generated from future operations and available capacity remaining under its credit facility will be sufficient to meet the Company’s working capital and capital expenditure requirements through December 31, 2008.

Market Risk and Risk Management Policies

The Company is exposed to changes in interest rates, primarily from its revolving credit agreements. At December 31, 2007 and 2006, the Company did not have interest rate derivatives in place. The current fluctuations in interest are subject to normal market fluctuations of interest. A hypothetical 100 basis point adverse move (increase) in interest rates would not have materially affected interest expense for the year ended December 31, 2007 since there were no amounts outstanding on the revolving credit agreements during this period.

The Company is subject to foreign exchange risks arising from its foreign operations in their local currency. Foreign operations represented 9.0% of total assets at both December 31, 2007 and 2006, respectively, and 7.4% and 6.9% of total revenue for the years ended December 31, 2007 and 2006, respectively. Assuming foreign exchange rates decreased 10% from the December 31, 2007 and 2006 levels, the December 31, 2007 and 2006 shareholders’ equity would not be materially affected. The Company’s earnings and cash flows are also subject to fluctuations due to changes in foreign currency exchange rates; however, these fluctuations would not be significant to the Company’s consolidated operations.

Aggregate Contractual Obligations

The following table discloses aggregate information about the Company’s contractual obligations and the period in which payments are due as of December 31, 2007:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease obligations	$4,084,000	$1,947,000	$2,109,000	$28,000	$37,000
Real estate purchase obligation	7,000,000	--	7,000,000	--	--
Total	$11,084,000	$1,947,000	$9,109,000	$28,000	$37,000

The table excludes our liability for unrecognized tax benefits, which totaled $1,191,000 as of January 1, 2007 and $1,873,000 as of December 31, 2007, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

In addition to the contractual obligations noted in the table above, the Company also has the following funding commitments.

In 2007 the Company made contributions of approximately $796,000 to the pension plan and $264,000 to the post-retirement benefit plans, for a total of $1,060,000, compared to $1,061,000 in 2006. The Company estimates that it will contribute a total of approximately $832,000 to the pension and post-retirement plans during 2008. The Company’s funding policy for all plans is to make the minimum annual contributions required by applicable regulations.

Contingencies

Management has reviewed all claims and lawsuits and, upon the advice of counsel, has made adequate provision for any estimable losses. However, the Company is unable to predict the ultimate outcome of the outstanding claims and lawsuits.

Certain customers have financed purchases of the Company’s products through arrangements in which the Company is contingently liable for customer debt and residual value guarantees aggregating $776,000 and $2,902,000 at December 31, 2007 and 2006, respectively. These obligations have average remaining terms of two years with minimal risk.

The Company is contingently liable under letters of credit of approximately $6,825,000, primarily for performance guarantees to customers or insurance carriers.

Off-balance Sheet Arrangements

As of December 31, 2007 the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Environmental Matters

Based on information available, management is not aware of the need to maintain reserves for envirnomental matters.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Application of these principles requires the Company to make estimates and judgments that affect the amounts as reported in the consolidated financial statements. Accounting policies that are critical to aid in understanding and evaluating the results of operations and financial position of the Company include the following:

Inventory Valuation: Inventories are valued at the lower of cost or market. The most significant component of the Company’s inventories is steel. Open market prices, which are subject to volatility, determine the cost of steel for the Company. During periods when open market prices decline, the Company may need to provide an allowance to reduce the carrying value of the inventory. In addition, certain items in inventory may be considered obsolete, and as such, the Company may establish an allowance to reduce the carrying value of these items to their net realizable value. The amounts in these inventory allowances are determined by the Company based on certain estimates, assumptions and judgments made from the information available at that time. Historically, inventory reserves have been sufficient to provide for proper valuation of the Company’s inventory. The Company does not believe it is reasonably likely that the allowance level will materially change in the future.

Allowance for Doubtful Accounts: The Company records an allowance for doubtful accounts to reflect management’s best estimate of the losses inherent in its accounts receivables as of the balance sheet date. The Company evaluates its ability to collect accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Additionally, a general percentage of past due receivables is reserved, based on the Company’s past experience of collectibility. If circumstances change (i.e., higher than expected defaults or an unexpected materially adverse change in a major customer’s ability to meet its financial obligations), estimates of the recoverability of amounts due could be reduced by a material amount. The Company’s level of reserves for its customer accounts receivable fluctuates depending upon the factors discussed. Historically, the allowance for doubtful accounts has been sufficient to provide for write-offs of uncollectible amounts. The Company does not believe it is reasonably likely that the allowance level will materially change in the future.

Health Self-Insurance Reserve: At twelve of the thirteen domestic manufacturing subsidiaries, the Company is self-insured for health and prescription claims under its Group Health Insurance Plan. These subsidiaries account for approximately eighty-five percent (85%) of the Company’s employees. The Company carries reinsurance coverage to limit its exposure for individual health claims above certain limits. A major insurance company administers health claims and a major pharmacy benefits manager administers prescription medication claims. The Company maintains an insurance reserve for the self-insured health and prescription plans. This reserve includes both unpaid claims and an estimate of claims incurred but not reported, based on historical claims. Historically the reserves have been sufficient to provide for claims payments. Changes in actual claims experience could cause the reserve to change, but the Company does not believe it is reasonably likely that the reserve level will materially change in the future.

The remaining U.S. subsidiary is covered under a fully insured group health plan. Employees of the Company’s foreign subsidiaries are insured under health plans in accordance with their local governmental requirements. No reserves are necessary for the fully insured health plans.

Workers Compensation and General Liability Self-Insurance: The Company is insuring the retention portion of workers compensation claims and general liability claims by way of a captive insurance company, Astec Insurance Company (referred to herein as “Astec Insurance” or “the captive”). Astec Insurance is incorporated under the laws of the state of Vermont, and a management company specializing in captive insurance management maintains all records of Astec Insurance. The objectives of Astec Insurance are to improve control over and to provide long-term reduction in variability in insurance and retained loss costs; to improve focus on risk reduction with development of a program structure which rewards proactive loss control; and to continue the current claims management process whereby the Company actively participates in the defense and settlement process for claims.

For general liability claims, the captive is liable for the first $1 million per occurrence and $2.5 million per year in the aggregate. The Company carries general liability, excess liability and umbrella policies for claims in excess of those covered by the captive.

For workers compensation claims, the captive is liable for the first $350,000 per occurrence and $4.0 million per year in the aggregate. The Company utilizes a major insurance company for workers compensation claims administration.

The financial statements of the captive are consolidated into the financial statements of the Company. The reserves for claims and potential claims related to general liability and workers compensation under the captive are included in Accrued Loss Reserves or Other Long-Term Liabilities on the consolidated balance sheets depending on the expected timing of future payments. The reserves are estimated based on the Company’s evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. However, the Company does not believe it is reasonably likely that the reserve level will materially change in the future.

Product Warranty Reserve: The Company accrues for the estimated cost of product warranties at the time revenue is recognized. We evaluate our warranty obligations by product line or model based on historical warranty claims experience. For machines, our standard product warranty terms generally include post-sales support and repairs of products at no additional charge for a specified period of time or up to a specified number of hours of operation. For parts from our component suppliers, we rely on the original manufacturer’s warranty that accompanies those parts and make no additional provision for warranty claims. Generally, our fabricated parts are not covered by specific warranty terms. Although failure of fabricated parts due to material or workmanship is rare, if it occurs, our policy is to replace fabricated parts at no additional charge.

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

Revenue Recognition: Revenue is generally recognized on sales at the point in time when persuasive evidence of an arrangement exists, the price is fixed or determinable, the product has been shipped and there is reasonable assurance of collection of the sales proceeds. The Company generally obtains purchase authorizations from its customers for a specified amount of product at a specified price with specified delivery terms. A portion of the Company’s equipment sales represents equipment produced in the Company’s plants under short-term contracts for a specific customer project or equipment designed to meet a customer’s specific requirements. Certain contracts include terms and conditions through which the Company recognizes revenues upon completion of equipment production, which is subsequently stored at the Company’s plant at the customer’s request. In accordance with SAB 104, revenue is recorded on such contracts upon the customer’s assumption of title and risk of ownership and when collectibility is reasonably assured. In addition, there must be a fixed schedule of delivery of the goods consistent with the customer’s business practices, the Company must not have retained any specific performance obligations such that the earnings process is not complete and the goods must have been segregated from the Company’s inventory.

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

Property and Equipment: Property and equipment is stated at cost. Depreciation is calculated for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets as follows: airplanes (40 years), buildings (40 years) and equipment (3 to 10 years). Both accelerated and straight-line methods are used for tax reporting purposes.

Goodwill and Other Intangible Assets: In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization, and (3) goodwill. We test intangible assets with definite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. We record an impairment charge when the carrying value of the definite lived intangible asset is not recoverable by the cash flows generated from the use of the asset.

Intangible assets with indefinite lives and goodwill are not amortized. We test these intangible assets and goodwill for impairment at least annually or more frequently if events or circumstances indicate that such intangible assets or goodwill might be impaired. We perform our impairment tests of goodwill at our reporting unit level. Such impairment tests for goodwill include comparing the fair value of the respective reporting unit with its carrying value, including goodwill. We use a variety of methodologies in conducting these impairment tests, including discounted cash flow analyses. When the fair value is less than the carrying value of the intangible assets or the reporting unit, we record an impairment charge to reduce the carrying value of the assets to fair value.

We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement, the history of the asset, the Company’s long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, generally on a straight-line basis, over their useful lives, ranging from 3 to 13 years. Intangible assets with definite lives have estimated remaining useful lives ranging from 3 to 13 years. Refer to Note 5.

Income Taxes: Income taxes are based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. The Company periodically assesses the need to establish a valuation allowance against its deferred tax assets to the extent the Company no longer believes it is more likely than not that the tax assets will be fully utilized. The major circumstance that affects the Company’s valuation allowance is each subsidiary’s ability to utilize any available state net operating loss carryforwards. If the subsidiaries that generated the loss carryforwards generate higher than expected future income, the valuation allowance will decrease. If these subsidiaries generate future losses, the valuation allowance may increase.

Stock-based Compensation: The Company currently has two types of stock-based compensation plans in effect for its employees and directors. The Company’s stock option plans have been in effect for a number of years and its stock incentive plan was put in place during 2006. These plans are more fully described in Note 14, Shareholders’ Equity. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment”, (“SFAS 123R”), using the modified prospective method.  SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date calculated fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to the adoption of SFAS 123R on January 1, 2006, the Company accounted for stock-based compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), and applied the disclosure only provision of SFAS 123. Under APB 25, generally no compensation expense was recorded when the terms of the award were fixed and the exercise price of the employee stock option equaled or exceeded the market value of the underlying stock on the date of grant.

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 on January 1, 2006. The adoption did not have a significant impact on the Company’s financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”, (“SFAS 154”).  SFAS 154 replaces APB 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 on January 1, 2006. The adoption did not have a significant impact on the Company’s consolidated financial statements.

As previously discussed, the Company adopted SFAS 123R related to share-based payments. See Note 14, Shareholders’ Equity for further details.

In June 2006, the FASB ratified Emerging Issues Talk Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”. This statement allows companies to present in their statements of income any taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between a seller and a customer, such as sales, use, value-added and some excise taxes, on either a gross (included in revenue and costs) or a net (excluded from revenue) basis. This standard is effective for fiscal years beginning after December 15, 2006. The Company presents these transactions on a net basis, and therefore the adoption of this standard had no impact on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 defines a criterion that an income tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. FIN 48 requires that the cumulative effect of applying its provisions be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company began applying its provisions effective January 1, 2007. The impact of adopting this statement is detailed in Note 12, Income Taxes.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value.  SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. Portions of SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and the Company will begin applying those provisions effective January 1, 2008. The Company does not expect the adoption to have a significant impact on the Company’s financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. The Company applied the provisions of SAB 108 in connection with the preparation of its annual financial statements for the year ended December 31, 2006. The adoption of this bulletin had no impact on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). SFAS 158 requires companies to (1) recognize as an asset or liability, the overfunded or underfunded status of defined pension and other postretirement benefit plans; (2) recognize changes in the funded status through other comprehensive income in the year in which the changes occur; (3) measure the funded status of defined pension and other post-retirement benefit plans as of the date of the company’s fiscal year-end; and (4) provide enhanced disclosures. The Company applied the provisions of SFAS 158 in connection with the preparation of its annual financial statements for the year-ended December 31, 2006. See Note 11, Pension and Post-retirement Benefits for the impact on the Consolidated Balance Sheets.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. Both statements will be effective for financial statements issued for fiscal years beginning after December 15, 2008.

Forward-Looking Statements

This annual report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Annual Report that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding:

•	execution of the Company’s growth and operation strategy;
•	compliance with covenants in the Company’s credit facilities;
•	liquidity and capital expenditures;
•	sufficiency of working capital, cash flows and available capacity under the Company’s credit facilities;
•	government funding and growth of highway construction and commercial projects;
•	taxes or usage fees;
•	financing plans;
•	industry trends;
•	pricing and availability of oil;
•	pricing and availability of steel;
•	pricing of scarp metal
•	condition of the economy;
•	the success of new product lines;
•	plans for technological innovation;
•	ability to secure adequate or timely replacement of financing to repay our lenders;
•	compliance with government regulations;
•	compliance with manufacturing or delivery timetables;
•	forecasting of results;
•	general economic trends and political uncertainty;
•	integration of acquisitions;
•	our presence in the international marketplace;
•	suitability of our current facilities;
•	future payment of dividends;
•	competition in our business segments;
•	product liability and other claims;
•	protection of proprietary technology:
•	future filling of backlogs;
•	employees;
•	tax assets;
•	the impact of accounting changes;
•	the effect of increased international sales on our backlog;
•	critical accounting policies;
•	ability to satisfy contingencies;
•	contributions to retirement plans;
•	supply of raw materials; and
•	inventory.

These forward-looking statements are based largely on management’s expectations, which are subject to a number of known and unknown risks, uncertainties and other factors discussed in this report and in documents filed by the Company with the Securities and Exchange Commission, which may cause actual results, financial or otherwise, to be materially different from those anticipated, expressed or implied by the forward-looking statements.  All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements to reflect future events or circumstances. You can identify these statements by forward-looking words such as “expect”, “believe”, “goal”, “plan”, “intend”, “estimate”, “may”, “will” and similar expressions.

In addition to the risks and uncertainties identified elsewhere herein and in documents filed by the Company with the Securities and Exchange Commission, the following factors should be carefully considered when evaluating the Company’s business and future prospects; decreases or delays in highway funding; rising interest rates; changes in oil prices; changes in steel prices; downturns in the general economy; unexpected capital expenditures and decreases in liquidity; the timing of large contracts; production capacity; general business conditions in the industry; non-compliance with covenants in the Company’s credit facilities; demand for the Company’s products; and those other factors listed from time to time in the Company’s reports filed with the Securities and Exchange Commission. Certain of the risks, uncertainties and other factors discussed or noted above are more fully described in the section entitled “Business - Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ASTEC INDUSTRIES, INC.
MANAGEMENT ASSESSMENT REPORT

The management of Astec Industries, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of all internal control systems no matter how well designed.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the preparation and presentation of financial statements.  Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of a change in circumstances or conditions.

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2007. Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Astec Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Astec Industries, Inc. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astec Industries, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 of the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Astec Industries, Inc. and subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chattanooga, Tennessee
February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Astec Industries, Inc.:

We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows of Astec Industries, Inc. (a Tennessee corporation) and subsidiaries for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of Astec Industries, Inc. and subsidiaries’ operations and cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II - Valuation and Qualifying Accounts is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule for the year ended December 31, 2005, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole

/s/ Grant Thornton LLP

Greensboro, NC
March 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Astec Industries, Inc.:

We have audited Astec Industries, Inc. and subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Astec Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Assessment Report. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Astec Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Astec Industries, Inc. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007 and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chattanooga, Tennessee
February 27, 2008

CONSOLIDATED BALANCE SHEETS
	December 31,
Assets	2007	2006

Current assets:
Cash and cash equivalents	$34,636,472	$44,878,128
Trade receivables, less allowance for doubtful accounts of $1,713,000 in 2007 and $1,781,000 in 2006	84,197,596	64,590,673
Notes and other receivables	3,289,200	2,082,588
Inventories	210,818,628	157,835,438
Prepaid expenses	6,420,092	5,532,405
Deferred income tax assets	8,864,181	7,879,738
Other current assets	505,471	218,990
Total current assets	348,731,640	283,017,960
Property and equipment, net	141,527,620	113,914,165

Other assets:
Investments	18,528,745	1,716,687
Goodwill	26,415,979	19,383,826
Other long-term assets	7,365,533	3,829,897
Total other assets	52,310,257	24,930,410
Total assets	$542,569,517	$421,862,535

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$54,840,478	$42,561,181
Customer deposits	37,751,174	22,485,579
Accrued product warranty	7,826,820	7,183,946
Accrued payroll and related liabilities	12,556,033	9,297,981
Accrued loss reserves	2,858,854	2,976,204
Other accrued liabilities	28,059,694	20,364,598
Total current liabilities	143,893,053	104,869,489
Deferred income tax liabilities	8,361,165	6,331,856
Other long-term liabilities	12,842,785	13,796,303
Total other liabilities	21,203,950	20,128,159
Total liabilities	165,097,003	124,997,648
Minority interest	883,410	699,195

Shareholders’ equity:
Preferred stock - authorized 4,000,000 shares of $1.00 par value; none issued	--	--
Common stock - authorized 40,000,000 shares of $.20 par value; issued and outstanding - 22,299,125 in 2007 and 21,696,374 in 2006	4,459,825	4,339,275
Additional paid-in capital	114,255,803	93,759,957
Accumulated other comprehensive income	5,186,045	2,486,258
Company shares held by SERP, at cost	(1,705,249)	(2,081,095)
Retained earnings	254,392,680	197,661,297
Total shareholders’ equity	376,589,104	296,165,692
Total liabilities and shareholders’ equity	$542,569,517	$421,862,535

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005

Net sales	$869,025,354	$710,606,813	$616,067,723
Cost of sales	659,247,203	542,319,968	482,850,057
Gross profit	209,778,151	168,286,845	133,217,666
Selling, general and administrative expenses	107,095,343	93,999,318	81,839,049
Research and development expenses	15,449,493	13,560,572	11,319,280
Gain on sale of real estate, net of real estate impairment charge	--	--	6,530,884
Amortization	504,900	383,793	287,454
Income from operations	86,728,415	60,343,162	46,302,767
Other income (expense)
Interest expense	(852,994)	(1,671,852)	(4,209,046)
Interest income	2,733,224	1,469,485	644,280
Other income (expense), net	(202,263)	167,157	209,894
Income before income taxes and minority interest	88,406,382	60,307,952	42,947,895
Income taxes	(31,398,049)	(20,637,741)	(14,748,366)
Income before minority interest	57,008,333	39,670,211	28,199,529
Minority interest	211,225	82,368	105,308
Net income	$56,797,108	$39,587,843	$28,094,221

Earnings per Common Share

Net income:
Basic	$2.59	$1.85	$1.38
Diluted	2.53	1.81	1.34
Weighted average number of common shares outstanding:
Basic	21,967,985	21,428,738	20,333,894
Diluted	22,444,866	21,917,123	20,976,966

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities
Net income	$56,797,108	$39,587,843	$28,094,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,576,053	11,507,298	10,562,568
Amortization	504,900	383,793	287,454
Provision for doubtful accounts	512,816	374,748	190,984
Provision for inventory reserves	3,271,024	3,721,613	3,088,515
Provision for warranty	12,496,960	11,712,690	10,432,651
Deferred compensation provision	452,152	325,159	1,863,359
Deferred income tax provision (benefit)	99,766	1,014,445	(1,496,468)
Impairment charge on real estate not being used	--	--	1,183,421
Gain on disposition of assets held for sale	--	--	(7,714,305)
(Gain) loss on disposition of fixed assets	67,259	74,637	(11,079)
Tax benefit from stock option exercises	(4,388,696)	(2,955,103)	5,039,320
Purchase of trading securities, net	(7,868,131)	(445,329)	(263,190)
Stock-based payments	1,557,384	974,826	--
Minority interest	(211,225)	(82,368)	(105,308)
(Increase) decrease in, net of amounts acquired:
Trade and other receivables	(10,844,976)	(13,955,658)	(8,867,559)
Notes receivables	258,500	(89,993)	253,310
Inventories	(42,594,820)	(26,815,069)	(11,291,802)
Prepaid expenses	(402,340)	1,555,495	1,423,566
Other assets	(36,112)	(417,318)	493,710
Increase (decrease) in, net of amounts acquired:
Accounts payable	6,823,822	2,976,010	4,679,391
Customer deposits	14,912,509	10,645,675	1,637,973
Accrued product warranty	(12,454,573)	(10,168,800)	(9,551,048)
Refundable income taxes	--	--	181,662
Income taxes payable	5,877,019	1,193,460	(4,013)
Accrued retirement benefit costs	(966,057)	(1,425,494)	281,636
Self insurance loss reserves	439,438	(3,478,566)	(1,038,702)
Other accrued liabilities	6,235,730	12,601,026	2,401,906
Other	628,651	209,143	354,796
Net cash provided by operating activities	45,744,161	39,024,163	32,106,969

Cash Flows from Investing Activities
Purchase of Peterson Pacific Corp., net of $1,701,715 cash acquired	(19,655,696)	--	--
Proceeds from sale of property and equipment	186,139	1,247,475	166,945
Expenditures for property and equipment	(38,451,380)	(30,879,114)	(11,629,597)
Proceeds from sale of assets held for sale	--	--	12,589,218
Purchase of available for sale securities	(10,304,855)	--	--
Cash from sale (acquisition) of minority shares	(34,931)	93,292	(18,835)
Net cash provided (used) by investing activities	(68,260,723)	(29,538,347)	1,107,731

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
	Year Ended December 31,
	2007	2006	2005
Cash Flows from Financing Activities
Proceeds from issuance of common stock	$13,632,057	$9,970,201	$18,846,357
Tax benefit from stock option exercise	4,388,696	2,955,103	--
Net repayments under revolving credit loans	--	--	(8,517,253)
Principal repayments of industrial bonds, loans and notes payable	(7,500,000)	--	(29,167,104)
Sale (purchase) of company shares by Supplemental Executive Retirement Plan, net	1,414,105	54,092	(84,199)
Net cash provided (used) by financing activities	11,934,858	12,979,396	(18,922,199)
Effect of exchange rates on cash	340,048	(184,780)	(43,498)
Increase (decrease) in cash and cash equivalents	(10,241,656)	22,280,432	14,249,003
Cash and cash equivalents, beginning of year	44,878,128	22,597,696	8,348,693
Cash and cash equivalents, end of year	$34,636,472	$44,878,128	$22,597,696

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$493,657	$895,650	$2,559,165
Income taxes, net of refunds	$23,419,302	$18,437,778	$8,176,320

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2007, 2006, and 2005
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Company Shares Held by SERP	Total Shareholders’ Equity
Balance December 31, 2004	19,987,503	$3,997,501	$55,955,647	$129,979,233	$3,014,119	$(1,690,711)	$191,255,789
Net income				28,094,221			28,094,221
Other comprehensive income:
Minimum pension liability adjustment, net of income taxes of $172,434					(245,927)		(245,927)
Foreign currency translation adjustments					(297,659)		(297,659)
Unrealized loss on cash flow hedge					134,143		134,143
Comprehensive income							27,684,778
Exercise of stock options, including tax benefit	1,189,849	237,969	23,647,708				23,885,677
Sale (Purchase) of Company stock held by SERP, net			119,597			(203,796)	(84,199)
Balance December 31, 2005	21,177,352	$4,235,470	$79,722,952	$158,073,454	$2,604,676	$(1,894,507)	$242,742,045
Net income				39,587,843			39,587,843
Other comprehensive income:
Minimum pension liability adjustment, net of income taxes of $762,211					1,280,857		1,280,857
Foreign currency translation adjustments					(802,986)		(802,986)
Comprehensive income							40,065,714
Adjustment to initially apply SFAS 158, net of income taxes of $(368,700)					(596,289)		(596,289)
Stock based payments	2,016	403	974,423				974,826
Exercise of stock options, including tax benefit	517,006	103,402	12,821,902				12,925,304
Sale (Purchase) of Company stock held by SERP, net			240,680			(186,588)	54,092
Balance December 31, 2006	21,696,374	$4,339,275	$93,759,957	$197,661,297	$2,486,258	$(2,081,095)	$296,165,692
Net income				56,797,108			56,797,108
Other comprehensive income:
Change in unrecognized pension and post retirement cost, net of income taxes of $291,949					497,729		497,729
Foreign currency translation adjustments					3,126,704		3,126,704
Unrealized loss on available for sale investment securities, net of income taxes of $558,209					(924,646)		(924,646)
Comprehensive income							59,496,895
FIN 48 adjustment				(65,725)			(65,725)
Stock based payments	2,532	506	1,556,878				1,557,384
Exercise of stock options, including tax benefit	600,219	120,044	17,900,709				18,020,753
Sale (Purchase) of Company stock held by SERP, net			1,038,259			375,846	1,414,105
Balance December 31, 2007	22,299,125	$4,459,825	$114,255,803	$254,392,680	$5,186,045	$(1,705,249)	$376,589,104
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005

1. Summary of Significant Accounting Policies

Basis of Presentation - The consolidated financial statements include the accounts of Astec Industries, Inc. and its domestic and foreign subsidiaries. The Company’s significant wholly-owned and consolidated subsidiaries at December 31, 2007 are as follows:

American Augers, Inc.	Astec, Inc.
Astec Insurance Company	Astec Mobile Screens, Inc. (f/k/a Production Engineered Products, Inc.)
Astec Underground, Inc. (f/k/a Trencor, Inc.)	Breaker Technology, Inc.
Carlson Paving Products, Inc.	Breaker Technology Ltd.
CEI Enterprises, Inc.	Johnson Crushers International, Inc.
Heatec, Inc.	Kolberg-Pioneer, Inc.
Roadtec, Inc.	Osborn Engineered Products SA (Pty) Ltd. (92% owned)
Telsmith, Inc.	Peterson Pacific Corp.

All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation – Subsidiaries located in Canada and South Africa operate primarily using local functional currency. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting adjustments are presented as a separate component of accumulated other comprehensive income.

Fair Value of Financial Instruments - The book value of the Company’s financial instruments approximates their fair value. Financial instruments include cash, investments, accounts receivable, accounts payable, short- and long-term debt. The Company’s credit agreement provides for floating rate debt and, accordingly, the book value of debt approximates its fair value.

Cash and Cash Equivalents - All highly liquid investments with an original maturity of three months or less when purchased or that are readily saleable are considered to be cash and cash equivalents.

Investments - Investments consist primarily of investment-grade marketable securities. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. Unrealized gains and losses are charged against net income when a change in fair value is determined to be other than temporary. Trading securities are carried at fair value, with unrealized holding gains and losses, if any, reported in net income. Realized gains and losses are accounted for on the specific identification method. Purchases and sales are recorded on a trade date basis. Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date.

Concentration of Credit Risk - The Company sells products to a wide variety of customers. Accounts receivable are carried at their outstanding principal amounts, less an allowance for doubtful accounts. The Company extends credit to its customers based on an evaluation of the customer’s financial condition generally without requiring collateral. Credit risk is driven by conditions within the economy and the industry and is principally dependent on each customer’s financial condition. To minimize credit risk, the Company monitors credit levels and financial conditions of customers on a continuing basis. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. As of December 31, 2007, concentrations of credit risk with respect to receivables are limited due to the wide variety of customers.

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

Goodwill and Other Intangible Assets - In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization, and (3) goodwill. We test intangible assets with definite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. We record an impairment charge when the carrying value of the definite lived intangible asset is not recoverable by the cash flows generated from the use of the asset.

Intangible assets with indefinite lives and goodwill are not amortized. We test these intangible assets and goodwill for impairment at least annually or more frequently if events or circumstances indicate that such intangible assets or goodwill might be impaired. We perform our impairment tests of goodwill at our reporting unit level. Such impairment tests for goodwill include comparing the fair value of the respective reporting unit with its carrying value, including goodwill. We use a variety of methodologies in conducting these impairment tests, including discounted cash flow analyses. When the fair value is less than the carrying value of the intangible assets or the reporting unit, we record an impairment charge to reduce the carrying value of the assets to fair value.

We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement, the history of the asset, the Company’s long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, generally on a straight-line basis, over their useful lives, ranging from 3 to 13 years. Intangible assets with definite lives have estimated remaining useful lives ranging from 3 to 13 years. Refer to Note 5.

Impairment of Long-lived Assets - In the event that facts and circumstances indicate the carrying amounts of long-lived assets may be impaired, an evaluation of recoverability is performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the carrying amount for each asset to determine if a writedown is required. If this review indicates that the assets will not be recoverable, the carrying value of the Company’s assets would be reduced to their estimated market value. Market value is estimated using discounted cash flows, prices for similar assets or other valuation techniques.

Revenue Recognition - Revenue is generally recognized on sales at the point in time when persuasive evidence of an arrangement exists, the price is fixed or determinable, the product has been shipped and there is reasonable assurance of collection of the sales proceeds. The Company generally obtains purchase authorizations from its customers for a specified amount of product at a specified price with specified delivery terms. A portion of the Company’s equipment sales represents equipment produced in the Company’s plants under short-term contracts for a specific customer project or equipment designed to meet a customer’s specific requirements. Certain contracts include terms and conditions through which the Company recognizes revenues upon completion of equipment production, which is subsequently stored at the Company’s plant at the customer’s request. In accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), revenue is recorded on such contracts upon the customer’s assumption of title and risk of ownership and when collectibility is reasonably assured. In addition, there must be a fixed schedule of delivery of the goods consistent with the customer’s business practices, the Company must not have retained any specific performance obligations such that the earnings process is not complete and the goods must have been segregated from the Company’s inventory.

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

Advertising Expense - The cost of advertising is expensed as incurred. The Company incurred approximately $3,334,000, $2,794,000 and $2,690,000 in advertising costs during 2007, 2006 and 2005, respectively, which is included in selling, general and administrative expenses.

Income Taxes - Income taxes are based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. The Company periodically assesses the need to establish a valuation allowance against its deferred tax assets to the extent the Company no longer believes it is more likely than not that the tax assets will be fully utilized. The major circumstance that affects the Company’s valuation allowance is each subsidiary’s ability to utilize any available state net operating loss carryforwards. If the subsidiaries that generated the loss carryforwards generate higher than expected future income, the valuation allowance will decrease. If these subsidiaries generate future losses, the valuation allowance may increase.

Stock-based Compensation - The Company currently has two types of stock-based compensation plans in effect for its employees and directors. The Company’s stock option plans have been in effect for a number of years and its stock incentive plan was put in place during 2006. These plans are more fully described in Note 14, Shareholders’ Equity. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment”, (“SFAS 123R”), using the modified prospective method.  SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date calculated fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to the adoption of SFAS 123R on January 1, 2006, the Company accounted for stock-based compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), and applied the disclosure only provision of SFAS 123. Under APB 25, generally no compensation expense was recorded when the terms of the award were fixed and the exercise price of the employee stock option equaled or exceeded the market value of the underlying stock on the date of grant. The Company did not record compensation expense for option awards in periods prior to January 1, 2006.

All granted options were vested prior to December 31, 2006, therefore no stock option expense was recorded in 2007. During 2006, the Company recorded compensation expense related to stock options that reduced income from operations by $381,000, decreased the provision for income taxes by $83,000, and decreased net income by $298,000. All of this expense was recorded in the first two quarters of 2006. This resulted in a $.01 reduction in both basic and fully diluted earnings per share for the year ended December 31, 2006. Cash received from options exercised during the years ended December 31, 2007 and 2006, respectively totaled $13,632,000, and $9,840,000 and is included in the accompanying consolidated statement of cash flows as a financing activity. The excess tax benefit realized from the exercise of these options totaled $4,389,000 and $2,955,000 for the years ended December 31, 2007 and 2006, respectively. The stock option compensation expense was included in selling, general and administrative expenses in the accompanying consolidated statement of operations. As of December 31, 2007 and 2006, there was no unrecognized compensation costs related to stock options previously granted.

As the Company adopted SFAS 123R using the modified prospective method, information for periods prior to January 1, 2006 have not been restated to reflect the impact of applying the provisions of SFAS 123R. The following summary presents the Company’s net income and per share earnings that would have been reported for the year ended December 31, 2005 had the Company recorded stock-based employee compensation cost using the fair value method of accounting set forth under SFAS 123.

2005
Net income, as reported	$28,094,221
Stock compensation expense under SFAS 123, net of taxes	(618,206)
Adjusted net income	$27,476,015

Basic earnings per share, as reported	$1.38
Stock compensation expense under SFAS 123, net of taxes	(0.03)
Adjusted basic earnings per share	$1.35

Diluted earnings per share, as reported	$1.34
Stock compensation expense under SFAS 123, net of taxes	(0.03)
Adjusted diluted earnings per share	$1.31

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. No options were granted in 2007.

	2006 Grants	2005 Grants
Expected life	5.5 years	6 years
Expected volatility	55.1%	47.5%
Risk-free interest rate	4.53%	3.77%
Dividend yield	--	--

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding and was based on the shortcut method allowed under SAB 107 for 2006 and based upon historical trends for 2005. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. No factor for dividend yield was incorporated in the calculation of fair value, as the Company has historically not paid dividends.

Earnings Per Share - Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 Earnings per Share, (“SFAS 128”). Basic earnings per share is based on the weighted average number of common shares outstanding and diluted earnings per share includes potential dilutive effects of options, warrants and convertible securities.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2007	2006	2005
Numerator:
Net income	$56,797,108	$39,587,843	$28,094,221
Denominator:
Denominator for basic earnings per share	21,967,985	21,428,738	20,333,894
Effect of dilutive securities:
Employee stock options and restricted stock units	382,006	371,477	524,740
Supplemental executive retirement plan	94,875	116,908	118,332
Denominator for diluted earnings per share	22,444,866	21,917,123	20,976,966
Net income:
Basic	$2.59	$1.85	$1.38
Diluted	2.53	1.81	1.34

For the year ended December 31, 2007, there were no antidilutive options. For the years ended December 31, 2006 and 2005 options of approximately 169,000 and 810,000, respectively, were antidilutive and were not included in the diluted EPS computation.

Derivatives and Hedging Activities - In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) which was amended by SFAS Nos. 137 and 138. SFAS 133, as amended, requires the Company to recognize all derivatives in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through income or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative’s change in fair value is immediately recognized in income. There were no derivatives that qualified for hedge accounting at December 31, 2007 and 2006.

Shipping and Handling Fees and Cost - The Company records revenues earned for shipping and handling as revenue, while the cost of shipping and handling is classified as cost of goods sold.

Litigation Contingencies - In the normal course of business in the industry, the Company is named as a defendant in a number of legal proceedings associated with product liability matters. The Company does not believe it is party to any legal proceedings that will have a materially adverse effect on the consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions related to these proceedings.

As discussed in Note 13, Contingent Matters, as of December 31, 2007, the Company has accrued its best estimate of the probable cost for the resolution of these claims. This estimate has been developed in consultation with outside counsel that is handling the defense in these matters and is based upon a combination of litigation and settlement strategies. Certain litigation is being addressed before juries in states where past jury awards have been significant. To the extent additional information arises or strategies change, it is possible that the Company’s best estimate of the probable liability in these matters may change.

Business Combinations - In accordance with SFAS No. 141, “Business Combinations,” we account for all business combinations by the purchase method. Furthermore, we recognize intangible assets apart from goodwill if they arise from contractual or legal rights or if they are separable from goodwill.

Recent Accounting Pronouncements - In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 on January 1, 2006. The adoption did not have a significant impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”, (“SFAS 154”).  SFAS 154 replaces APB 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 on January 1, 2006. The adoption did not have a significant impact on the Company’s consolidated financial statements.

As previously discussed, the Company adopted SFAS 123R related to share-based payments. See Note 14, Shareholders’ Equity for further details.

In June 2006, the FASB ratified Emerging Issues Talk Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”. This statement allows companies to present in their statements of income any taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between a seller and a customer, such as sales, use, value-added and some excise taxes, on either a gross (included in revenue and costs) or a net (excluded from revenue) basis. This standard is effective for fiscal years beginning after December 15, 2006. The Company presents these transactions on a net basis, and therefore the adoption of this standard had no impact on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 defines a criterion that an income tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. FIN 48 requires that the cumulative effect of applying its provisions be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. Interpretation 48 is effective for fiscal years beginning after December 15, 2006 and the Company began applying its provisions effective January 1, 2007. The impact of adopting this statement is detailed in Note 12, Income Taxes.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value.  SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. Portions of SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and the Company will begin applying those provisions effective January 1, 2008. The Company does not expect the adoption of this statement to have a significant impact on the Company’s financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. The Company applied the provisions of SAB 108 in connection with the preparation of its annual financial statements for the year ended December 31, 2006. The adoption of this bulletin had no impact on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). SFAS 158 requires companies to (1) recognize as an asset or liability, the overfunded or underfunded status of defined pension and other postretirement benefit plans; (2) recognize changes in the funded status through other comprehensive income in the year in which the changes occur; (3) measure the funded status of defined pension and other post-retirement benefit plans as of the date of the company’s fiscal year-end; and (4) provide enhanced disclosures. The Company applied the provisions of SFAS 158 in connection with the preparation of its annual financial statements for the year-ended December 31, 2006. See Note 11, Pension and Post-retirement Benefits, for the impact on the Consolidated Balance Sheets.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. Both statements will be effective for financial statements issued for fiscal years beginning after December 15, 2008.

Reclassifications - Certain amounts for 2006 and 2005 have been reclassified to conform with the 2007 presentation.

2. Inventories

Inventories consisted of the following:

	December 31,
	2007	2006
Raw materials and parts	$96,718,726	$77,228,812
Work-in-process	54,127,870	43,227,002
Finished goods	51,027,368	27,992,334
Used equipment	8,944,664	9,387,290
Total	$210,818,628	$157,835,438

        The above inventory amounts are net of reserves totaling $13,714,000 and $11,146,000 in 2007 and 2006, respectively.

3. Investments

The Company’s investments consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
December 31, 2007
Available-for-sale equity securities	$10,305,000	$--	$1,483,000	$8,822,000
Trading equity securities	3,011,012	102,709	167,420	2,946,301
Trading debt securities	6,861,402	49,363	1,437	6,909,328
	$20,177,414	$152,072	$1,651,857	$18,677,629
December 31, 2006
Trading equity securities	$1,696,523	$69,513	$49,349	$1,716,687
	$1,696,523	$69,513	$49,349	$1,716,687

Management reviews several factors to determine whether a loss is other than temporary, such as the length of time a security is in an unrealized loss position, the extent to which fair value is less than amortized cost, the financial condition and near term prospects of the issuer and the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Management determined that the gross unrealized loss on available-for-sale equity securities is considered temporary and, therefore, the net unrealized holding loss of $1,483,000 for the year ended December 31, 2007 has been included in accumulated other comprehensive income.

Trading equity securities are comprised mainly of marketable equity mutual funds that approximate a portion of the Company’s liability under their Supplemental Executive Retirement Plan (“SERP”), an unqualified defined contribution plan. See footnote 11, Pension and Post-Retirement Benefits, for additional information on these investments and the SERP.

Trading debt securities are comprised mainly of marketable debt securities held by Astec Insurance Company. At December 31, 2007, $148,884 of trading debt securities was due to mature within twelve months and, accordingly, is included in other current assets.

4. Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”) provides that goodwill and certain other intangible assets be tested for impairment at least annually. The Company performs the required valuation procedures each year as of December 31 after the following year’s forecasts are submitted and reviewed. The valuations performed in 2007, 2006, and 2005 indicated no impairment of goodwill.

The changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2007, 2006, and 2005 are as follows:

	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	Other	Total
Balance, December 31, 2005	1,156,818	16,557,826	1,646,391	--	--	19,361,035
Foreign currency translation	--	22,791	--	--	--	22,791
Balance, December 31, 2006	1,156,818	16,580,617	1,646,391	--	--	19,383,826
Business acquisition, see Note 19, Business Combinations	--	--	--	--	5,814,219	5,814,219
Foreign currency translation	--	1,217,934	--	--	--	1,217,934
Balance, December 31, 2007	$1,156,818	$17,798,551	$1,646,391	$--	$5,814,219	$26,415,979

5. Long-lived and Intangible Assets

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) requires long-lived assets be reviewed for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. For the years ended December 31, 2007 and 2006, the Company concluded that there had been no significant events that would trigger an impairment review of its long-lived and intangible assets. No impairment was recorded in 2007 or 2006. During 2005, as part of the Company’s periodic review of its operations, the Company assessed the recoverability of the carrying value of certain fixed assets, which resulted in an impairment loss of $1,183,000 on certain real estate. This loss reflects the amounts by which the carrying value of the real estate exceeded its estimated fair value. This loss is included in operating expenses as a component of “gain on sale of real estate, net of real estate impairment charge” in the consolidated statements of operations. The real estate values and related impairment charge are included in the Asphalt Group for segment reporting purposes. SFAS 144 requires recognition of impairment losses for long-lived assets “held and used” if the sum of the estimated future undiscounted cash flows used to test for recoverability is less than the carrying value.

Amortization expense for other intangible assets was $356,068, $234,961 and $287,454 for 2007, 2006 and 2005, respectively. Other intangible assets, which are included in other long-term assets on the accompanying consolidated balance sheets, consisted of the following at December 31, 2007 and 2006:

	Gross Carrying Value Dec. 31, 2006	Accumulated Amortization Dec. 31, 2006	Net Carrying Value Dec. 31, 2006	Gross Carrying Value Dec. 31,2007	Accumulated Amortization Dec. 31, 2007	Net Carrying Value Dec. 31, 2007	Weighted Avg. Amortization Period
Amortizable assets:
Dealer network and customer base	$1,220,000	$(461,785)	$758,215	$3,589,000	$(698,233)	$2,890,767	13 years
Drawings	820,000	(355,118)	464,882	820,000	(432,599)	387,401	10 years
Trademarks	336,000	(336,000)	--	336,000	(336,000)	--	3 years
Patents	24,000	(24,000)	--	543,000	(61,071)	481,929	7 years
Non-compete agreement	--	--	--	42,233	(5,068)	37,165	4 years
Total amortizable assets	2,400,000	(1,176,903)	1,223,097	5,330,233	(1,532,971)	3,797,262	11 years
Non-amortizable assets:
Trade name	--	--	--	1,348,000	--	1,348,000	--
Total	$2,400,000	$(1,176,903)	$1,223,097	$6,678,233	$(1,532,971)	$5,145,262	11 years

The increase in gross carrying value of intangible assets during 2007 is due to the purchase of Peterson. See Note 19, Business Combinations for further discussion.

Approximate intangible amortization expense for the next five years is expected as follows:

2008	$477,000
2009	477,000
2010	451,000
2011	394,000
2012	387,000

6. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2007	2006
Land, land improvements and buildings	$103,033,483	$92,126,994
Equipment	161,182,644	132,308,492
Less accumulated depreciation	(122,688,507)	(110,521,321)
Total	$141,527,620	$113,914,165

Depreciation expense was approximately $14,576,000, $11,507,000 and $10,563,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

7. Leases

The Company leases certain land, buildings and equipment for use in its operations under various operating leases. Total rental expense charged to operations under operating leases was approximately $2,993,000, $2,381,000 and $2,073,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Minimum rental commitments for all noncancelable operating leases at December 31, 2007 are as follows:

2008	$1,947,000
2009	1,207,000
2010	670,000
2011	232,000
2012	28,000
Thereafter	37,000
$4,121,000

8. Debt

During April 2007, the Company entered into an unsecured credit agreement with Wachovia Bank, National Association (Wachovia) whereby Wachovia has extended to the Company an unsecured line of credit of up to $100,000,000 including a sub-limit for letters of credit of up to $15,000,000. The Wachovia credit agreement replaced the previous $87,500,000 secured credit facility the Company had in place with General Electric Capital Corporation and General Electric Capital-Canada.

The Wachovia credit facility is unsecured and has an original term of three years (which is subject to further extensions as provided therein). The interest rate for borrowings is a function of the Adjusted LIBOR Rate or Adjusted LIBOR Market Index Rate, as defined, as elected by the Company, plus a margin based upon a leverage ratio pricing grid ranging between 0.5% and 1.5%. As of December 31, 2007, if any loans would have been outstanding, the applicable margin based upon the leverage ratio pricing grid would equal 0.5%. The Wachovia credit facility requires no principal amortization and interest only payments are due, in the case of loans bearing interest at the Adjusted LIBOR Market Index Rate, monthly in arrears and, in the case of loans bearing interest at the Adjusted LIBOR Rate, at the end of the applicable interest period. The Wachovia credit agreement contains certain financial covenants including a minimum fixed charge coverage ratio, minimum tangible net worth and maximum allowed capital expenditures. At December 31, 2007, the Company had borrowing availability of $93,175,000, net of letters of credit of $6,825,000, on its revolver. No amounts were outstanding under the credit facility at December 31, 2007.

The Company was in compliance with the financial covenants under its credit facility as of December 31, 2007.

The Company’s South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., (Osborn) has available a credit facility of approximately $4,916,000 (ZAR 33,000,000) to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. As of December 31, 2007, Osborn had no outstanding borrowings under the credit facility, but approximately $3,342,000 in performance and retention bonds were guaranteed under the facility. The facility is secured by Osborn’s account receivables retention and cash balances and a $2,000,000 letter of credit issued by the parent Company. The portion of the available facility not secured by the $2,000,000 letter of credit fluctuates monthly based upon fifty percent (50%) of Osborn’s accounts receivable, and retention plus total cash balances at the end of the prior month. As of December 31, 2007, Osborn Engineered Products had available credit under the facility of approximately $1,574,000.

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

Changes in the Company’s product warranty liability during the year are as follows:

	2007	2006
Reserve balance at beginning of period	$7,183,946	$5,666,123
Warranty liabilities accrued during the period	12,496,960	11,712,690
Warranty liabilities settled during the period	(11,854,086)	(10,194,867)
Reserve balance at end of period	$7,826,820	$7,183,946

10. Accrued Loss Reserves

The Company accrues reserves for losses related to known workers’ compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company. The reserves are estimated based on the Company’s evaluation of the type and severity of individual claims and historical information, primarily its own claim experience, along with assumptions about future events. Changes in assumption, as well as changes in actual experience, could cause these estimates to change in the future. Total accrued loss reserves at December 31, 2007 were $7,878,723 compared to $7,437,176 at December 31, 2006, of which $5,019,869 and $4,460,972 was included in other long-term liabilities at December 31, 2007 and 2006, respectively.

11. Pension and Post-retirement Benefits

Prior to December 31, 2003, all employees of the Company’s Kolberg-Pioneer, Inc. subsidiary were covered by a defined benefit pension plan. After December 31, 2003, all benefit accruals under the plan ceased and no new employees could become participants in the plan. Benefits paid under this plan are based on years of service multiplied by a monthly amount. In addition, the Company also sponsors two post-retirement medical and life insurance plans covering the employees of its Kolberg-Pioneer, Inc. and Telsmith, Inc. subsidiaries and a life insurance plan covering retirees of its former Barber-Greene subsidiary. The Company’s funding policy for all plans is to make the minimum annual contributions required by applicable regulations.

The Company’s investment strategy for the Kolberg-Pioneer, Inc. pension plan is to earn a rate of return sufficient to match or exceed the long-term growth of pension liabilities. The investment policy states that the Plan Committee in its sole discretion shall determine the allocation of plan assets among the following four asset classes: cash equivalents, fixed-income securities, domestic equities and international equities. The Company attempts to ensure adequate diversification of the invested assets through investment over several asset classes, investment in a portfolio of diversified assets within an asset class or the use of multiple investment portfolios.

The following provides information regarding benefit obligations, plan assets and the funded status of the plans:

	Pension Benefits		Post-retirement Benefits
	2007	2006	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$9,986,114	$10,071,182	$986,097	$1,590,331
Service cost	--	--	44,535	56,442
Interest cost	564,674	544,410	41,974	53,176
Amendments	--	--	48,221	--
Actuarial gain	(478,204)	(222,657)	(92,426)	(355,052)
Benefits paid	(424,647)	(406,821)	(264,175)	(358,800)
Benefit obligation at end of year	9,647,937	9,986,114	764,226	986,097
Accumulated benefit obligation	9,647,937	9,986,114	--	--
Change in plan assets
Fair value of plan assets at beginning of year	$7,817,439	$6,722,524	$--	$--
Actual return on plan assets	823,995	799,995	--	--
Employer contribution	796,339	701,741	--	--
Benefits paid	(424,647)	(406,821)	--	--
Fair value of plan assets at end of year	9,013,126	7,817,439	--	--
Funded status at end of year	(634,811)	(2,168,675)	(764,226)	(986,097)
Amounts recognized in the consolidated balance sheets
Current liabilities	$--	$--	$(132,138)	$(155,105)
Noncurrent liabilities	(634,811)	(2,168,675)	(632,088)	(830,992)
Net amount recognized	(634,811)	(2,168,675)	(764,226)	(986,097)
Amounts recognized in accumulated other comprehensive income consist of
Net loss (gain)	$1,288,821	$2,043,068	$(660,236)	$(624,741)
Prior service credit	--	--	(7,669)	(41,433)
Transition obligation	--	--	167,500	201,200
Net amount recognized	$1,288,821	$2,043,068	$(500,405)	$(464,974)
Weighted-average assumptions used to determine benefit obligations as of December 31
Discount rate	6.41%	5.72%	5.59%	5.72%
Expected return on plan assets	8.00%	8.00%	--	--
Rate of compensation increase	--	--	--	--

The measurement date used for all plans was December 31.

As discussed in Note 1, Summary of Significant Accounting Policies, the Company adopted SFAS 158 in 2006. The incremental effect of applying SFAS 158 on individual line items in the December 31, 2006 balance sheet is as follows:

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Other accrued liabilities	$23,185,697	$155,105	$23,340,802
Other long-term liabilities	2,189,783	809,884	2,999,667
Deferred income tax assets	8,248,438	(368,700)	7,879,738
Accumulated other comprehensive income	3,082,547	(596,289)	2,486,258

The Company’s expected long-term rate of return on assets was 8.0% for both 2007 and 2006. In determining the expected long-term rate of return, the historical experience of the plan assets, the current and expected allocation of the plan assets and the expected long-term rates of return were considered.

The Company’s pension plan asset allocation as of the measurement date (December 31) and the target asset allocation ranges by asset category were as follows:

	Actual Allocation		2007 & 2006 Target
Asset Category	2007	2006	Allocation Ranges
Equity securities	59.6%	63.6%	53 - 73%
Debt securities	30.5%	30.8%	21 - 41%
Money market funds	9.9%	5.6%	0 - 15%
Total	100.0%	100.0%

The weighted average annual assumed rate of increase in per capita health care costs is eight and one-half percent (8.5%) for 2007 and is assumed to decrease gradually to five and three-fourths percent (5.75%) for 2014 and remain at that level thereafter. A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects:

	2007	2006
Effect on total service and interest cost:
1% Increase	$5,535	$5,700
1% Decrease	(5,128)	(5,500)
Effect on accumulated post-retirement benefit obligation:
1% Increase	32,924	20,000
1% Decrease	(30,305)	(21,900)

Net periodic benefit cost for 2007, 2006 and 2005 included the following components:

	Pension Benefits			Post-retirement Benefits
	2007	2006	2005	2007	2006	2005
Components of net periodic benefit cost
Service cost	$--	$--	$--	$44,535	$56,442	$103,737
Interest cost	564,674	544,410	535,757	41,974	53,176	79,690
Expected return on plan assets	(638,348)	(546,362)	(515,810)	--	--	--
Amortization of prior service cost (credit)	--	--	--	14,457	(5,225)	(5,225)
Amortization of transition obligation	--	--	--	33,700	33,700	33,700
Amortization of net (gain) loss	90,395	136,815	96,253	(56,930)	(89,294)	(37,719)
Net periodic benefit cost	$16,721	$134,863	$116,200	$77,736	$48,799	$174,183
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss (gain)	$(663,852)	$(476,290)	$449,212	$(92,425)	$(714,035)	$--
Amortization of net (gain) loss	(90,395)	(136,815)	(96,253)	56,930	89,294	--
Prior service credit	--	--	--	48,221	(46,658)	--
Amortization of prior service credit	--	--	--	(14,457)	5,225	--
Transition obligation	--	--	--	--	234,900	--
Amortization of transition obligation	--	--	--	(33,700)	(33,700)	--
Total recognized in other comprehensive income	$(754,247)	$(613,105)	$352,959	$(35,431)	$(464,974)	$--
Total recognized in net periodic benefit cost and other comprehensive income	$(737,526)	$(478,242)	$469,159	$42,305	$(416,175)	$174,183
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	5.72%	5.41%	5.66%	5.72%	5.41%	5.66%
Expected return on plan assets	8.00%	8.00%	8.00%	--	--	--

The Company expects to contribute approximately $700,000 to the pension plan and approximately $132,000 to the other benefit plans during 2008.

	Pension Benefits	Post-retirement Benefits
Amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit cost in 2008:
Amortization of net (gain) loss	$25,000	$(23,000)
Amortization of prior service credit	--	14,000
Amortization of transition obligation	--	34,000

The following estimated future benefit payments are expected to be paid in the years indicated:

	Pension Benefits	Post-retirement Benefits
2008	$449,000	$132,000
2009	460,000	101,000
2010	472,000	79,000
2011	506,000	89,000
2012	550,000	68,000
2013 - 2017	3,236,000	449,000

The Company sponsors a 401(k) defined contribution plan to provide eligible employees with additional income upon retirement. The Company’s contributions to the plan are based on employee contributions. The Company’s contributions totaled $4,167,248 in 2007, $3,150,802 in 2006 and $2,362,000 in 2005.

The Company maintains a supplemental executive retirement plan (“SERP”) for certain of its executive officers. The plan is a non-qualified deferred compensation plan administered by the Board of Directors of the Company, pursuant to which the Company makes quarterly cash contributions of a certain percentage of executive officers’ annual compensation. The SERP previously invested cash contributions in Company common stock that it purchased on the open market; however, under a plan amendment effective November 1, 2004, the participants may self-direct the investment of their apportioned plan assets. Upon retirement, executives may receive their apportioned contributions of the plan assets in the form of cash.

Assets of the supplemental executive retirement plan consist of the following:

	December 31, 2007			December 31, 2006
	Shares	Cost	Market	Shares	Cost	Market
Company stock	85,913	$1,705,249	$3,195,104	118,435	$2,081,095	$4,157,056
Equity securities	1,243,570	3,011,012	2,946,301	523,997	1,696,523	1,716,687
Total	1,329,483	$4,716,261	$6,141,405	642,432	$3,777,618	$5,873,743

The total fair market values of all assets are included in other liabilities on the consolidated balance sheets. The fair market values of the equity securities are included in other assets on the consolidated balance sheets. The Company stock held by the plan is carried at cost and included in the shareholders equity section of the consolidated balance sheets.

The change in the fair market value of Company stock is included in selling, general and administrative expenses in the consolidated statement of operations. The amount expensed was $452,000, $325,000 and $1,863,000 in 2007, 2006 and 2005, respectively.

12. Income Taxes

For financial reporting purposes, income before income taxes and minority interest includes the following components:

	December 31,
	2007	2006	2005
United States	$82,367,924	$55,925,244	$39,938,485
Foreign	6,038,458	4,382,708	3,009,410
Income before income taxes and minority interest	$88,406,382	$60,307,952	$42,947,895

      The provision for income taxes consists of the following:

	December 31,
	2007	2006	2005
Current provision
Federal	$27,131,144	$17,509,493	$15,034,747
State	2,935,588	1,846,120	154,770
Foreign	1,231,551	267,683	1,055,317
Total current provision	31,298,283	19,623,296	16,244,834
Deferred provision:
Federal	(394,900)	534,754	(1,232,379)
State	65,245	(81,619)	(52,445)
Foreign	429,421	561,310	(211,644)
Total deferred provision	99,766	1,014,445	(1,496,468)
Total provision:
Federal	26,736,244	18,044,247	13,802,368
State	3,000,833	1,764,501	102,325
Foreign	1,660,972	828,993	843,673
Total provision	$31,398,049	$20,637,741	$14,748,366

The Company’s income tax provision is computed based on the federal statutory rates and the average state statutory rates, net of related federal benefit.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. A reconciliation of the provision for income taxes at the statutory federal income tax rate to the amount provided is as follows:

	December 31,
	2007	2006	2005
Tax at the statutory federal income tax rate	$30,942,234	$21,033,019	$15,031,763
Qualified Production Activity Deduction	(932,710)	(621,982)	(357,511)
State income tax, net of federal income tax	1,950,540	1,146,925	66,511
Other permanent differences	356,637	307,814	146,976
R&D credit	(1,049,782)	(367,771)	(570,416)
Change in valuation allowance	60,775	(233,431)	(28,606)
Other items	70,355	(626,833)	459,649
Income tax provision	$31,398,049	$20,637,741	$14,748,366

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Inventory reserves	$3,840,943	$2,915,356
Warranty reserves	2,516,910	2,348,851
Bad debt reserves	461,652	569,937
State tax loss carryforwards	1,471,800	1,450,667
Other	4,334,092	4,905,323
Valuation allowance	(1,117,728)	(1,056,953)
Total deferred tax assets	11,507,669	11,133,181
Deferred tax liabilities:
Property and equipment	9,048,440	7,932,135
Other	1,956,213	1,653,164
Total deferred tax liabilities	11,004,653	9,585,299
Net deferred tax asset	$503,016	$1,547,882

As of December 31, 2007, the Company has state net operating loss carryforwards of approximately $32,800,000 for tax purposes, which will be available to offset future taxable income. If not used, these carryforwards will expire between 2010 and 2022. The valuation allowance for deferred tax assets specifically relates to the future utilization of state net operating loss carryforwards. Future utilization of these net operating loss carryforwards is evaluated by the Company on an annual basis and the valuation allowance is adjusted accordingly. In 2007, the valuation allowance has been increased by $60,775 based upon the projected inability of certain entities to utilize their state net operating loss carryforwards.

Undistributed earnings of Astec’s Canadian subsidiary, Breaker Technology Ltd., are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, Astec would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to Canada. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical due to the complexities associated with the hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability. Withholding taxes would be payable upon remittance of previously unremitted earnings.

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by authorities for years prior to 2004. With few exceptions, the Company is no longer subject to state and local or non-U.S. income tax examinations by authorities for years prior to 2001. During the 2nd quarter of 2007, Revenue Canada completed its examination of 2003, 2004, and 2005 Canadian income tax returns of Breaker Technology Ltd. (BTL), the Company’s Canadian subsidiary. The resulting adjustments to income were immaterial and net operating loss carryforwards have been offset by any additional taxes due. During the 3rd quarter of 2007, the Ontario Ministry of Finance completed its examination of the 2003 and 2004 Ontario income tax returns of BTL. The adjustments to income were immaterial.

The Company adopted provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement 109, Accounting for Income Taxes” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized approximately a $65,725 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The Company had a $1,191,360 liability recorded for unrecognized tax benefits as of January 1, 2007 which includes interest and penalties of $94,140. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The total net amount of unrecognized tax benefit that, if recognized, would affect the effective tax rate, is $817,641. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2007
Balance at January 1	$1,191,360
Additions for tax positions related to the current year	589,976
Additions for tax positions related to prior years	192,579
Reductions for tax positions related to prior years	(101,149)
Settlements	--
Balance at December 31	$1,872,766

In the December 31, 2007 balance of unrecognized tax benefits, there are no tax positions for which the ultimate deductibility is highly certain but the timing of such deductibility is uncertain. Accordingly, there is no impact to the deferred tax accounting for certain tax benefits.

13. Contingent Matters

Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of approximately $629,000 and for residual value guarantees aggregating approximately $147,000 at December 31, 2007 and contingently liable for customer debt of approximately $2,755,000 and for residual value guarantees aggregating approximately $147,000 at December 31, 2006. At December 31, 2007, the maximum potential amount of future payments for which the Company would be liable is equal to $776,000. Because the Company does not believe it will be called on to fulfill any of these contingencies, the carrying amounts on the consolidated balance sheets of the Company for these contingent liabilities are zero.

In addition, the Company is contingently liable under letters of credit totaling approximately $6,825,000, including a $2,000,000 letter of credit issued to the Company’s South African subsidiary, Osborn. The outstanding letters of credit expire at various dates through July 2009. Osborn is contingently liable for a total of $3,342,000 in performance and retention bonds, of which $718,000 are secured by the $2,000,000 letter of credit issued by the Company. As of December 31, 2007, the maximum potential amount of future payments under these letters of credit and bonds for which the Company could be liable is approximately $9,449,000.

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

14. Shareholders’ Equity

Under terms of the Company’s stock option plans, officers and certain other employees may be granted options to purchase the Company’s common stock at no less than 100% of the market price on the date the option is granted. The Company has reserved unissued shares of common stock for exercise of outstanding non-qualified options and incentive options of officers and employees of the Company and its subsidiaries at prices determined by the Board of Directors. In addition, a Non-employee Directors Stock Incentive Plan has been established to allow non-employee directors to have a personal financial stake in the Company through an ownership interest. Directors may elect to receive their annual retainer in cash, common stock, deferred stock or stock options. Options granted under the Non-employee Directors Stock Incentive Plan and the Executive Officer Annual Bonus Equity Election Plan vest and become fully exercisable immediately. Generally, other options granted vest over 12 months. All stock options have a ten-year term. The shares reserved under the various stock option plans are as follows: (1) 1998 Long-term Incentive Plan - 593,097, (2) Executive Officer Annual Bonus Equity Election Plan - 7,228 and (3) 1998 Non-employee Directors Stock Plan - 16,665.

In August 2006, the Compensation Committee of the Board of Directors implemented a five-year plan to award key members of management restricted stock units each year. The details of the plan were formulated under the 2006 Incentive Plan approved by the Company’s shareholders in their annual meeting held in April, 2006. The plan allows up to 700,000 shares to be granted to employees. Units granted each year will be determined based upon the performance of individual subsidiaries and consolidated annual financial performance. Each award will vest at the end of five years from the date of grant, or at the time a recipient retires after reaching age 65, if earlier. On March 8, 2007 management was granted 64,950 restricted stock units, net of forfeitures of 6,150 units for performance during 2006. It is anticipated that an additional 74,400 units will be granted in March 2008 for performance in 2007. Based upon the March 8, 2007 fair value of $38.76 for the 64,950 units and the December 31, 2007 fair value of $37.19 for the 74,400 units, $3,202,000 of compensation costs will be recognized in future periods through 2013. The fair value of the 74,400 restricted stock units will be adjusted to the market value of the Company’s stock on the grant date in March, 2008. Compensation expense of $1,399,000 and $419,000 has been recorded in the years ended December 31, 2007 and 2006, respectively to reflect the fair value of the 139,350 total shares amortized over the portion of the vesting period occurring during the periods.

Effective January 1, 2006, the Company adopted Statement of Financial Standards No. 123R, “Accounting for Stock-Based Compensation” (“SFAS 123R”), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date calculated fair value of the award. SFAS  123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to the adoption of SFAS 123R on January 1, 2006, the Company accounted for stock-based compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), and applied the disclosure only provision of SFAS 123R. Under APB 25, generally no compensation expense was recorded when the terms of the award were fixed and the exercise price of the employee stock option equaled or exceeded the market value of the underlying stock on the date of grant. The Company did not record compensation expense for option awards in periods prior to January 1, 2006.

A summary of the Company’s stock option activity and related information for the year ended December 31, 2007 follows:

	Options	Weighted Average Exercise Price	Remaining Contractual Life	Intrinsic Value
Options outstanding at December 31, 2006	1,217,209	$22.58
Options granted at market price	--	--
Options forfeited	--	--
Options exercised	(600,219)	22.71
Options outstanding at December 31, 2007	616,990	22.45	2.8 Years	$9,093,000
Options exercisable at December 31, 2007	616,990	$22.45	2.8 Years	$9,093,000

The weighted average grant-date fair value of options granted during the years ended December 31, 2006 and 2005 was $16.61, and $9.61, respectively. No options were granted during 2007. The total fair value of stock options that vested during the years ended December 31, 2006 and 2005 was $2,153,000 and $173,000, respectively. No options vested during 2007. The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $13,174,000, $8,695,000 and $14,326,000, respectively.

The Company has adopted an Amended and Restated Shareholder Protection Rights Agreement and declared a distribution of one right (the “Right”) for each outstanding share of Company common stock, par value $0.20 per share (the “Common Stock”). Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share (a “Unit”) of Series A Participating Preferred Stock, par value $1.00 per share (the “Preferred Stock”), at a purchase price of $72.00 per Unit, subject to adjustment. The Rights currently attach to the certificates representing shares of outstanding Company Common Stock, and no separate Rights certificates will be distributed. The Rights will separate from the Common Stock upon the earlier of ten business days (unless otherwise delayed by the Board) following the: 1) public announcement that a person or group of affiliated or associated persons (the “Acquiring Person”) has acquired, obtained the right to acquire, or otherwise obtained beneficial ownership of fifteen percent (15%) or more of the then outstanding shares of Common Stock, or 2) commencement of a tender offer or exchange offer that would result in an Acquiring Person beneficially owning fifteen percent (15%) or more of the then outstanding shares of Common Stock. The Board of Directors may terminate the Rights without any payment to the holders thereof at any time prior to the close of business ten business days following announcement by the Company that a person has become an Acquiring Person. The Rights, which do not have voting power and are not entitled to dividends, expire on December 22, 2015. In the event of a merger, consolidation, statutory share exchange or other transaction in which shares of Common Stock are exchanged, each Unit of Preferred Stock will be entitled to receive the per share amount paid in respect of each share of Common Stock.

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

All Others - This category consists of the Company’s other business units, including Peterson Pacific Corp., Astec Insurance Company and the parent company, Astec Industries, Inc., that do not meet the requirements for separate disclosure as an operating segment.

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

Segment information for 2007
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$240,229,156	$338,183,219	$146,488,680	$114,377,657	$29,746,642	$869,025,354
Intersegment revenues	12,882,783	15,437,948	5,613,527	11,720,989	--	45,655,247
Interest expense	11,710	213,931	11,432	894	615,027	852,994
Depreciation and amortization	3,757,204	5,310,658	2,147,476	2,832,824	1,032,791	15,080,953
Segment profit (loss)	37,707,111	38,892,362	17,885,115	7,348,141	(45,042,148)	56,790,581
Segment assets	264,179,910	299,896,625	152,947,368	87,556,087	306,818,074	1,111,398,064
Capital expenditures	7,361,126	13,539,548	4,335,580	3,912,318	9,302,808	38,451,380

Segment information for 2006
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$186,656,861	$289,470,523	$129,385,414	$105,094,015	$--	$710,606,813
Intersegment revenues	9,069,815	13,626,818	3,864,530	2,925,366	--	29,486,529
Interest expense	5,060	188,224	3,639	9,190	1,465,739	1,671,852
Depreciation and amortization	3,487,982	3,834,284	1,684,789	2,500,605	383,431	11,891,091
Segment profit (loss)	24,386,850	33,263,355	14,368,409	4,866,484	(36,439,102)	40,445,996
Segment assets	215,265,761	256,142,482	131,879,605	69,521,666	233,291,974	906,101,488
Capital expenditures	4,792,573	15,343,183	7,588,091	1,719,057	1,436,210	30,879,114

Segment information for 2005
	Asphalt Group		Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group		All Others	Total
Revenues from external customers	$170,205,277		$242,515,086	$112,946,897	$90,400,463		$--	$616,067,723
Intersegment revenues	10,438,255		23,390,486	2,851,302	36,582		1,097,618	37,814,243
Interest expense	18,205		714,975	48,032	18,826		3,409,008	4,209,046
Depreciation and amortization	3,366,087		3,262,543	1,573,755	2,310,423		337,214	10,850,022
Segment profit (loss)	16,099,291	(1)	22,554,539	12,291,303	6,300,698	(2)	(28,820,624)	28,425,207
Segment assets	176,629,169		208,815,853	109,131,715	65,998,995		231,066,768	791,642,500
Capital expenditures	1,873,125		4,000,586	1,401,871	3,878,375		475,640	11,629,597
        1  Asphalt Group segment profit includes a real estate impairment charge of $1,183,421.
        2  Underground Group segment profit includes the gain on the sale of its Grapevine, Texas facility of $7,714,305.

	Year Ended December 31,
	2007	2006	2005
Sales:
Total external sales for reportable segments	$869,025,354	$710,606,813	$616,067,723
Intersegment sales for reportable segments	45,655,247	29,486,529	36,716,625
Other sales	--	--	1,097,618
Elimination of intersegment sales	(45,655,247)	(29,486,529)	(37,814,243)
Total consolidated sales	$869,025,354	$710,606,813	$616,067,723
Net Income:
Total profit for reportable segments	$101,832,729	$76,885,098	$57,245,831
Other (loss)	(45,042,148)	(36,439,102)	(28,820,624)
Minority interest in earnings of subsidiary	(211,225)	(82,368)	(105,308)
(Elimination) recapture of intersegment profit	217,752	(775,785)	(225,678)
Total consolidated net income	$56,797,108	$39,587,843	$28,094,221
Assets:
Total assets for reportable segments	$804,579,990	$672,809,514	$560,575,732
Other assets	306,818,074	233,291,974	231,066,768
Elimination of intercompany profit in inventory	(939,266)	(1,157,018)	(381,234)
Elimination of intercompany receivables	(369,361,503)	(310,941,290)	(253,558,866)
Elimination of investment in subsidiaries	(122,612,801)	(101,255,392)	(133,283,656)
Other eliminations	(75,914,977)	(70,885,253)	(57,836,070)
Total consolidated assets	$542,569,517	$421,862,535	$346,582,674
Interest expense:
Total interest expense for reportable segments	$237,967	$206,113	$800,038
Other interest expense	615,027	1,465,739	3,409,008
Total consolidated interest expense	$852,994	$1,671,852	$4,209,046
Depreciation and amortization:
Total depreciation and amortization for reportable segments	$14,048,162	$11,507,660	$10,512,808
Other depreciation and amortization	1,032,791	383,431	337,214
Total consolidated depreciation and amortization	$15,080,953	$11,891,091	$10,850,022
Capital expenditures:
Total capital expenditures for reportable segments	$29,148,572	$29,442,904	$11,153,957
Other capital expenditures	9,302,808	1,436,210	475,640
Total consolidated capital expenditures	$38,451,380	$30,879,114	$11,629,597

Sales by major geographic region were as follows:

	Year Ended December 31,
	2007	2006	2005

United States	$590,689,756	$518,455,721	$499,837,874
Asia	11,191,188	7,867,141	1,895,473
Southeast Asia	8,433,668	6,660,597	6,555,077
Europe	36,475,730	36,128,754	13,059,057
South America	23,335,858	13,670,468	11,231,342
Canada	55,758,257	41,527,458	20,729,916
Australia	38,566,656	10,891,367	6,600,885
Africa	45,500,703	38,059,309	31,733,472
Central America	14,237,170	13,721,178	8,757,345
Middle East	24,671,411	18,251,651	8,525,253
West Indies	8,780,295	2,442,514	6,635,443
Other	11,384,662	2,930,655	506,586
Total foreign	278,335,598	192,151,092	116,229,849
Total	$869,025,354	$710,606,813	$616,067,723

Long-lived assets by major geographic region were as follows:

	Year Ended December 31,
	2007	2006	2005
United States	$178,426,283	$126,887,083	$109,535,396
Canada	11,841,271	9,154,708	8,661,016
Africa	3,570,325	2,802,784	2,358,072
Total foreign	15,411,596	11,957,492	11,019,088
Total	$193,837,879	$138,844,575	$120,554,484

16. Other Comprehensive Income

The balance of related after-tax components comprising accumulated other comprehensive income is summarized below:

	Year Ended December 31,
	2007	2006
Foreign currency translation adjustment	$6,602,314	$3,475,610
Unrealized loss on available for sale investment securities, net of tax	(924,646)	--
Unrecognized pension and post retirement benefit cost, net of tax	(491,623)	(989,352)
Accumulated other comprehensive income	$5,186,045	$2,486,258

17. Assets Held for Sale

In 2005, the Company closed on the sale of the vacated Grapevine, Texas facility for approximately $13,200,000. The assets sold had previously been classified on the consolidated balance sheet as assets held for sale with a book value of approximately $4,886,000. The related gain, net of closing costs, on the sale of the property of approximately $7,714,000 is included in operating expenses as a component of “gain on sale of real estate, net of real estate impairment charge” in the 2005 Statement of Operations. The assets sold and the related gain is included in the Underground Group for segment reporting purposes.

18. Other Income (Expense) – Net

Other income (expense) - net consisted of the following:

	Year Ended December 31,
	2007	2006	2005

Loss on foreign currency transactions	$(601,814)	$(167,478)	$(120,374)
Other	399,551	334,635	330,268
Total	$(202,263)	$167,157	$209,894

19. Business Combinations

On July 31, 2007 the Company acquired all of the outstanding capital stock of Peterson, Inc., an Oregon company (Peterson) with approximately $21,105,000 including cash acquired of approximately $1,702,000, plus transaction costs of approximately $252,000. $1,000,000 of the purchase price is being held in escrow pending the resolution of certain contingent matters. In addition to the purchase price paid to the sellers, the Company also paid off approximately $7,500,000 of outstanding Peterson debt coincident with the purchase. The effective date of the purchase was July 1, 2007 and the results of Peterson’s operations have been included in the consolidated financial statements since that date. The transaction resulted in the recognition of approximately $5,814,000 of goodwill. The purchase price allocation is preliminary and will be finalized upon the earlier of June 30, 2008 or distribution of the escrow.

Peterson is a manufacturer of whole-tree pulpwood chippers, horizontal grinders and blower trucks. Founded in 1961 as Wilbur Peterson & Sons, a heavy construction company, Peterson expanded into manufacturing in 1982 to develop equipment to suit their land clearing and construction needs. Peterson will continue to operate from its Eugene, Oregon headquarters under the name Peterson Pacific Corp.

Conditional earn-out payments of up to $3,000,000 may be due to the sellers based upon actual 2008 and 2009 results of operations. The Company and Peterson’s former majority owner and his wife have also entered into a separate agreement for the Company to purchase the real estate and improvements used by Peterson for $7,000,000 at a later date.

Comparison of Five-Year Cumulative Total Returns
Performance Graph for Astec Industries, Inc.

Legend
Symbol	CRSP Total Returns Index for:	12/2002	12/2003	12/2004	12/2005	12/2006	12/2007
■	ASTEC INDUSTRIES, INC.	100.0	123.9	173.3	328.9	353.5	374.5
Û	NYSE/AMEX/Nasdaq Stock Market (US Companies)	100.0	131.8	148.0	157.1	182.2	191.7
	NYSE/AMEX/NASDAQ Stocks (SIC 3530 – 3539 US Comp) Construction, Mining, and Materials Handling Machinery and E	100.0	156.6	196.7	255.1	294.4	402.0
Notes:
A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100.0 on 12/31/2002.

Total return calculations for the NYSE, AMEX and Nasdaq Stock Market (US Companies) and the Peer Index were prepared by the Center for Research in Security Prices, The University of Chicago.  The Peer Index is composed of the companies in the Standard Industrial Classification Code Group 3530-3539 (construction, mining, and materials handling machinery and equipment).  Information with regard to SIC classifications in general can be found in the Standard Industrial Classification Manual published by the Executive Office of the President, Office of Management and Budget.

ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE (II)
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

DESCRIPTION	BEGINNING BALANCE	ADDITIONS CHARGES TO COSTS & EXPENSES	OTHER ADDITIONS	DEDUCTIONS		ENDING BALANCE
December 31, 2007: Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$1,781,187	$512,816	$-	$580,549	(1)	$1,713,454
Reserve for inventory	$11,145,958	$3,271,024	$-	$702,944		$13,714,038
Other Reserves: Product warranty	$7,183,946	$12,496,960	$-	$11,854,086	(2)	$7,826,820
December 31, 2006: Reserves deducted from assets to which they apply
Allowance for doubtful accounts	$1,876,880	$374,748	$-	$470,441	(1)	$1,781,187
Reserve for inventory	$12,024,656	$3,721,613	$-	$4,600,311		$11,145,958
Other Reserves: Product warranty	$5,666,123	$11,712,690	$-	$10,194,867	(2)	$7,183,946
December 31, 2005: Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$2,093,159	$190,984	$-	$407,263	(1)	$1,876,880
Reserve for inventory	$12,030,697	$3,088,515	$-	$3,094,556		$12,024,656
Other Reserves: Product warranty	$4,788,558	$10,432,651	$-	$9,555,086	(2)	$5,666,123

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

Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by a majority of the Board of Directors of the Registrant on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ J. Don Brock
J. Don Brock	Chairman of the Board and President	February 28, 2008

/s/ W. Norman Smith
W. Norman Smith	Group Vice President - Asphalt and Director	February 28, 2008

/s/ Robert G. Stafford
Robert G. Stafford	Vice President R&D and Director	February 28, 2008

/s/ William B. Sansom
William B. Sansom	Director	February 28, 2008

/s/ Phillip E. Casey
Phillip E. Casey	Director	February 28, 2008

/s/ Glen E. Tellock
Glen E. Tellock	Director	February 28, 2008

/s/ William D. Gehl
William D. Gehl	Director	February 28, 2008

/s/ Daniel K. Frierson
Daniel K. Frierson	Director	February 28, 2008

/s/ Ronald F. Green
Ronald F. Green	Director	February 28, 2008
Commission File No. 001-11595

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

EXHIBITS FILED WITH ANNUAL REPORT
ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

ASTEC INDUSTRIES, INC.
1725 Shepherd Road
Chattanooga, Tennessee 37421

ASTEC INDUSTRIES, INC.
FORM 10-K
INDEX TO EXHIBITS

Exhibit Number	Description

Exhibit 10.24	Amendment to the Supplemental Executive Retirement Plan dated March 8, 2007, originally effective January 1, 1995.

Exhibit 10.25	Supplemental Executive Retirement Plan Amendment and Restatement Effective January 1, 2008, originally effective January 1, 1995.

Exhibit 21	Subsidiaries of the registrant.

Exhibit 23.1	Consent of independent registered public accounting firm.

Exhibit 23.2	Consent of independent registered public accounting firm.

Exhibit 31.1	Certification Pursuant To Rule 13a-14(a)/15d-14(a), As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant To Rule 13a-14(a)/15d-14(a), As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.