Form 10-Q
period 2008-05-12
ASTEC INDUSTRIES INC
filed 2008-05-12
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
OR
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2008
Common Stock, par value $0.20	22,354,867

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

Astec Industries, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (in thousands)
	March 31, 2008 (unaudited)	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$29,154	$34,636
Trade receivables, net	113,407	84,198
Other receivables	1,790	3,289
Inventories	219,028	210,819
Prepaid expenses and other	6,497	6,926
Deferred income tax assets	10,124	8,864
Total current assets	380,000	348,732
Property and equipment, net	142,817	141,528
Investments	19,349	18,529
Goodwill	26,093	26,416
Other	7,527	7,365
Total assets	$575,786	$542,570
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$62,807	$54,840
Accrued product warranty	8,861	7,827
Customer deposits	38,623	37,751
Accrued payroll and related liabilities	6,833	12,556
Accrued loss reserves	2,344	2,859
Income taxes payable	11,893	2,703
Other accrued liabilities	27,707	25,357
Total current liabilities	159,068	143,893
Deferred income tax liabilities	8,806	8,361
Other	13,160	12,843
Minority interest	803	884
Total shareholders' equity	393,949	376,589
Total liabilities and shareholders' equity	$575,786	$542,570

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. and Subsidiaries Condensed Consolidated Statements of Income (in thousands, except per share amounts) (unaudited)
	Three Months Ended March 31,
	2008	2007
Net sales	$263,072	$215,563
Cost of sales	196,852	161,190
Gross profit	66,220	54,373
Selling, general, administrative and engineering expenses	38,779	30,529
Income from operations	27,441	23,844
Interest expense	131	415
Other income, net of expense	426	685
Income before income taxes and minority interest	27,736	24,114
Income taxes	10,160	8,746
Income before minority interest	17,576	15,368
Minority interest	57	34
Net income	$17,519	$15,334

Earnings per common share
Net income:
Basic	$0.79	$0.71
Diluted	$0.78	$0.69
Weighted average common shares outstanding:
Basic	22,237,100	21,644,097
Diluted	22,550,536	22,194,736

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$17,519	$15,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,255	3,637
Provision for doubtful accounts	(89)	10
Provision for inventory reserve	791	741
Provision for warranty reserve	4,447	3,280
Deferred compensation provision	139	570
Purchase of trading securities, net	(806)	(149)
Stock-based payments	548	560
Tax benefit from stock option exercise	(335)	(1,040)
Deferred income tax benefit	(1,006)	(1,738)
(Gain) Loss on sale and disposition of fixed assets	(11)	14
Minority interest in earnings of subsidiary	(57)	(34)
(Increase) decrease in:
Trade and other receivables	(27,621)	(19,562)
Inventories	(9,000)	(7,630)
Prepaid expenses and other	738	449
Other assets	(152)	(159)
Increase (decrease) in:
Accounts payable	7,966	10,276
Accrued product warranty	(3,412)	(2,552)
Customer deposits	872	8,274
Income taxes payable	9,524	8,822
Other accrued liabilities	(3,688)	(4,277)
Net cash provided by operating activities	622	14,826
Cash flows from investing activities:
Expenditures for property and equipment	(6,110)	(7,570)
Proceeds from sale of property and equipment	20	128
Net cash used by investing activities	(6,090)	(7,442)
Cash flows from financing activities:
Tax benefit from stock option exercise	335	1,040
Sale of company shares by supplemental executive retirement plan, net	11	381
Proceeds from issuance of common stock	942	3,519
Net cash provided by financing activities	1,288	4,940
Effect of exchange rate changes on cash	(1,302)	(82)
Net increase (decrease) in cash and cash equivalents	(5,482)	12,242
Cash and cash equivalents at beginning of period	34,636	44,878
Cash and cash equivalents at end of period	$29,154	$57,120

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity
For the Three Months Ended March 31, 2008
( in thousands, except shares)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Company Shares Held by SERP	Retained Earnings	Total Shareholders’ Equity
Balance December 31, 2007	22,299,125	$4,460	$114,256	$5,186	$(1,705)	$254,392	$376,589
Net income						17,519	17,519
Other comprehensive income:
Foreign currency translation adjustment				(2,319)			(2,319)
Unrealized gain on available-for-sale investment securities, net of tax				310			310
Change in unrecognized pension and post retirement benefit costs				14			14
Comprehensive income							15,524
Stock incentive plan expense, gross			506				506
Exercise of stock options and stock to directors, including tax benefits	54,974	11	1,308				1,319
SERP transactions, net			20		(9)		11
Balance, March 31, 2008	22,354,099	$4,471	$116,090	$3,191	$(1,714)	$271,911	$393,949

See Notes to Unaudited Condensed Consolidated Financial Statements

ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Astec Industries, Inc. and subsidiaries Annual Report on Form 10-K for the year ended December 31, 2007.

The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157), which provides guidance on how to measure assets and liabilities that use fair value.  SFAS No. 157 applies whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  This standard also requires additional disclosures in both annual and quarterly reports.  Portions of SFAS No. 157 were effective for financial statements issued for fiscal years beginning after November 15, 2007, and the Company began applying those provisions effective January 1, 2008.  The adoption of this statement did not have a significant impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”   The objective of this statement is to require enhanced disclosures about an entity’s derivative and hedging activities and to improve the transparency of financial reporting.  This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company will adopt the standard as of January 1, 2009.  The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial position or results of operations.

Note 2.  Earnings per Share
Basic and diluted earnings per share are calculated in accordance with SFAS No. 128 and SFAS No. 123(R).  Basic earnings per share exclude any dilutive effects of stock options and restricted stock units.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2008	2007
Numerator:
Net income	$17,519,000	$15,344,000
Denominator:
Denominator for basic earnings per share	22,237,100	21,644,097
Effect of dilutive securities:
Employee stock option & incentive plans	227,712	442,674
Supplemental Executive Retirement Plan	85,724	107,965
Denominator for diluted earnings per share	22,550,536	22,194,736

Net income per share:
Basic	$0.79	$0.71
Diluted	$0.78	$0.69

A total of approximately 1,840 and 300 options were antidilutive for the three months ended March 31, 2008 and 2007, respectively and were therefore not included in the diluted earnings per share computation.

Note 3.  Receivables
Receivables are net of allowance for doubtful accounts of $1,534,000 and $1,713,000 as of March 31, 2008 and December 31, 2007, respectively.

Note 4.  Inventories
Inventories are stated at the lower of first-in, first-out cost or market and consist of the following:
	(in thousands)
	March 31, 2008	December 31, 2007
Raw materials and parts	$103,033	$96,719
Work-in-process	55,975	54,128
Finished goods	51,500	51,027
Used equipment	8,520	8,945
Total	$219,028	$210,819

The above inventory amounts are net of reserves totaling $14,139,000 and $13,714,000 as of March 31, 2008 and December 31, 2007, respectively.

Note 5.  Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation of $126,130,000 and $122,689,000 as of March 31, 2008 and December 31, 2007, respectively.

Note 6.  Fair Value of Investments
The Company’s investments consist of the following (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
March 31, 2008:
Available-for-sale equity securities	$10,305	$--	$988	$9,317
Trading equity securities	2,585	66	94	2,557
Trading debt securities	7,935	63	78	7,920
	$20,825	$129	$1,160	$19,794

December 31, 2007:
Available-for-sale equity securities	$10,305	$--	$1,483	$8,822
Trading equity securities	3,011	103	167	2,947
Trading debt securities	6,861	49	1	6,909
	$20,177	$152	$1,651	$18,678

Management reviews several factors to determine whether a loss is other than temporary, such as the length of time a security is in an unrealized loss position, the extent to which fair value is less than amortized cost, the financial condition and near term prospects of the issuer and the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Management determined that the gross unrealized loss on available-for-sale equity securities is considered temporary and, therefore, it has been recorded in other comprehensive income in the periods in which it arose.

Available-for-sale equity securities are comprised of actively traded marketable equity securities with quoted prices on national markets.

Trading equity securities are mainly marketable equity mutual funds that comprise a portion of the Company’s liability under its Supplemental Executive Retirement Plan (“SERP”), an unqualified defined contribution plan.

Trading debt securities are comprised mainly of marketable debt securities held by Astec Insurance Company. At March 31, 2008 and December 31, 2007, respectively, $445,000 and $149,000 of trading debt securities were due to mature within twelve months and, accordingly, are included in other current assets.

SFAS No. 157 requires that investments be categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these investments, are as follows:

Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2 – Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.
Level 3 – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.  Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The table below categorizes the Company’s investments based upon the lowest level of significant input to the valuation (amounts in thousands).

	Investments at March 31, 2008
	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$9,317	$-	$-	$9,317
Trading equity securities	2,557	-	-	2,557
Trading debt securities	-	7,920	-	7,920
Total	$11,874	$7,920	$-	$19,794

Note 7.  Goodwill

At March 31, 2008 and December 31, 2007, the Company had goodwill in the amount of $26,093,000 and $26,416,000, respectively.

        The changes in the carrying amount of goodwill by operating segment for the period ended March 31, 2008 are as follows (in thousands):

	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	Other	Total
Balance December 31, 2007	$1,157	$17,799	$1,646	$-	$5,814	$26,416
Foreign currency translation	-	(323)	-	-	-	(323)
Balance March 31, 2008	$1,157	$17,476	$1,646	$-	$5,814	$26,093

Note 8.  Debt
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

The Wachovia credit facility is unsecured and has an original term of three years (which is subject to further extensions as provided therein).  The interest rate for borrowings is a function of the Adjusted LIBOR Rate or Adjusted LIBOR Market Index Rate, as elected by the Company, plus a margin based upon a leverage ratio pricing grid ranging between 0.5% and 1.5%.  As of March 31, 2008, if any loans would have been outstanding, the applicable margin based upon the leverage ratio pricing grid would equal 0.5%.  The Wachovia credit facility requires no principal amortization and interest only payments are due, in the case of loans bearing interest at the Adjusted LIBOR Market Index Rate, monthly in arrears and, in the case of loans bearing at the Adjusted LIBOR Rate, at the end of the applicable interest period therefore.  The Wachovia credit agreement contains certain financial covenants related to minimum fixed charge coverage ratios, minimum tangible net worth and maximum allowed capital expenditures.  At March 31, 2008, the Company had borrowing availability of $92,694,000, net of letters of credits of $7,306,000, on its revolver.  No amounts were outstanding under the credit facility at March 31, 2008.

The Company was in compliance with the financial covenants under its credit facility as of March 31, 2008.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., (Osborn) has available a credit facility of approximately $4,456,000 (ZAR 33,000,000) to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. As of March 31, 2008, Osborn had no outstanding borrowings under the credit facility, but approximately $3,421,000 in performance and retention bonds were guaranteed under the facility.  The facility is secured by Osborn's account receivables, retention and cash balances and a $2,000,000 letter of credit issued by the parent Company.  The portion of the available facility not secured by the $2,000,000 letter of credit fluctuates monthly based upon fifty percent (50%) of Osborn's accounts receivable, retention plus total cash balances at the end of the prior month.  As of March 31, 2008, Osborn Engineered Products had available credit under the facility of approximately $1,035,000.

Note 9.  Product Warranty Reserves
Changes in the Company's product warranty liability for the three month periods ended March 31, 2008 and 2007 are as follows:

	(in thousands)
	Three Months Ended March 31,
	2008	2007
Reserve balance at the beginning of the period	$7,827	$7,184
Warranty liabilities accrued during the period	4,447	3,280
Warranty liabilities settled during the period	(3,413)	(2,552)
Reserve balance at the end of the period	$8,861	$7,912

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

Note 10.  Accrued Loss Reserves
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

Note 11.  Pension and Post-retirement Benefits
The Company expects to contribute approximately $800,000 to its pension plan and $200,000 to its post-retirement benefit plan during 2008.  Approximately $148,000 of the contribution was paid to the pension plan and approximately $168,000 was paid for post-retirement benefits during the three months ended March 31, 2008.

The components of net periodic pension cost and post-retirement benefit cost for the three months ended March 31, 2008 and 2007 are as follows:

	(in thousands)
	Pension Benefit		Post-Retirement Benefits
	2008	2007	2008	2007
Service cost	$-	$-	$12	$14
Interest cost	141	140	13	12
Expected return on assets	(160)	(160)	-	-
Amortization of prior service cost	-	-	12	7
Amortization of net (gain) loss	23	20	4	(19)
Net periodic benefit cost	$4	$-	$41	$14

Note 12.  Uncertainty in Income Taxes
Regarding FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement 109, Accounting for Income Taxes”, the Company's liability recorded for unrecognized tax benefits as of March 31, 2008 has not changed significantly in amount or composition since December 31, 2007.

 Note 13.  Segment Information
The Company has four reportable operating segments, which include the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group.  The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other non-related industries.  The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries.  The business units in the Mobile Asphalt Paving Group design, manufacture and market asphalt pavers, material transfer vehicles, milling machines and screeds.  The business units in the Underground Group design, manufacture and market a complete line of trenching equipment and directional drills for the underground construction market.  The Company also has one other category that contains the business units that do not meet the requirements for separate disclosure as an operating segment.  The business units in the Other category include Peterson Pacific Corp. (Peterson), Astec Insurance Company and the parent company, Astec Industries, Inc.  Peterson designs, manufactures and markets whole-tree pulpwood chippers, horizontal grinders and blower trucks.

	(in thousands)
	Three Months Ended
	March 31, 2008
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales from external customers	$71,585	$91,090	$47,131	$32,643	$20,623	$263,072
Intersegment sales	4,187	5,972	1,787	1,502	-	13,448
Gross profit	19,606	23,157	12,592	7,103	3,762	66,220
Gross profit percent	27.4%	25.4%	26.7%	21.8%	18.2%	25.2%
Segment profit	$11,845	$10,259	$6,528	$1,845	$(12,725)	$17,752

	(in thousands)
	Three Months Ended
	March 31, 2007
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales from external customers	$65,010	$82,343	$43,950	$24,260	$-	$215,563
Intersegment sales	3,029	2,284	1,601	5,193	-	12,107
Gross profit	17,927	20,879	10,182	5,395	(10)	54,373
Gross profit percent	27.6%	25.4%	23.2%	22.2%	-	25.2%
Segment profit	$11,453	$10,375	$5,477	$1,014	$(13,110)	$15,209

Reconciliation of the reportable segment totals for profit to the Company's consolidated totals is as follows:

	(in thousands)
	Three Months Ended March 31,
	2008	2007
Total profit for reportable segments	$17,752	$15,209
Minority interest in earnings	(57)	(34)
Recapture (elimination) of intersegment profit	(176)	159
Consolidated net income	$17,519	$15,334

Note 14.  Contingent Matters
Certain customers have financed purchases of the Company’s products through arrangements in which the Company is contingently liable for customer debt of approximately $568,000 and for residual value guarantees aggregating approximately $147,000 at March 31, 2008 and contingently liable for customer debt of approximately $629,000 and for residual value guarantees aggregating approximately $147,000 at December 31, 2007.  At March 31, 2008, the maximum potential amount of future payments under these guarantees for which the Company would be liable is equal to $715,000.  The Company does not believe it will be called on to fulfill any of these contingencies, and therefore the carrying amounts on the consolidated balance sheets of the Company for these contingent liabilities are zero.

In addition, the Company is contingently liable under letters of credit totaling approximately $7,306,000, including a $2,000,000 letter of credit issued on behalf of the Company’s South African subsidiary, Osborn Engineered Products SA (Pty) (Osborn).  The outstanding letters of credit expire at various dates through July 2009. Osborn is contingently liable for a total of $3,421,000 in performance and retention bonds, of which $1,211,000 are secured by the $2,000,000 letter of credit issued by the Company.  As of March 31, 2008, the maximum potential amount of future payments under these letters of credit and bonds for which the Company could be liable is approximately $9,516,000.

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

The Company is currently a party to various claims and legal proceedings that have arisen in the ordinary course of business.  If management believes that a loss arising from such claims and legal proceedings is probable and can reasonably be estimated, the Company records the amount of the loss (excluding estimated legal fees), or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another.  As management becomes aware of additional information concerning such contingencies, any potential liability related to these matters is assessed and the estimates are revised, if necessary.  If management believes that a loss arising from such claims and legal proceedings is either (i) probable but cannot be reasonably estimated or (ii) reasonably possible but not probable, the Company does not record the amount of the loss, but does make specific disclosure of such matter, if material.  Based upon currently available information and with the advice of counsel, management believes that the ultimate outcome of its current claims and legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.  However, claims and legal proceedings are subject to inherent uncertainties and rulings unfavorable to the Company could occur.  If an unfavorable ruling were to occur, there exists the possibility of a material adverse effect on the Company’s financial position, cash flows or results of operations.

Note 15.  Stock-based Compensation
Under terms of the Company’s stock option plans, officers and certain other employees may be granted options to purchase the Company’s common stock at no less than 100% of the market price on the date the option is granted.  The Company has reserved shares of common stock for exercise of outstanding non-qualified options and incentive options of officers and employees of the Company and its subsidiaries at prices determined by the Board of Directors.  In addition, a Non-employee Directors Stock Incentive Plan has been established to allow non-employee directors to have a personal financial stake in the Company through an ownership interest.  Directors may elect to receive their compensation in cash, common stock, deferred stock or stock options.  For 2008, all the directors elected to receive their compensation in either common stock or deferred stock.  Total compensation expense for these director related shares equaled $42,000 for the three months ended March 31, 2008.  Options granted under the Non-employee Directors Stock Incentive Plan and the Executive Officer Annual Bonus Equity Election Plan vest and become fully exercisable immediately.  Generally, other options granted vest over 12 months.  All stock options have a ten-year term. All granted options were vested prior to December 31, 2006, therefore no stock option expense was recorded in the three months ended March 31, 2008 and 2007 and there were no unrecognized compensation costs related to stock options previously granted as of those dates.

In August 2006, the Compensation Committee of the Board of Directors implemented a five-year plan to award key members of management restricted stock units each year. The details of the plan were formulated under the 2006 Incentive Plan approved by the Company’s shareholders in their annual meeting held in April, 2006. The plan allows up to 700,000 shares to be granted to employees.  Units granted each year will be determined based upon the performance of individual subsidiaries and consolidated annual financial performance. Each award will vest at the end of five years from the date of grant, or at the time a recipient reaches age 65, if earlier. On March 8, 2007, management was granted 64,950 restricted stock units, net of forfeitures of 6,150 units for performance during 2006.  An additional 74,800 units were granted on February 28, 2008 for performance in 2007.  It is anticipated that an additional 77,800 units will be granted in February 2009 for performance in 2008.  Expenses previously recorded for units forfeited are reversed in the period of forfeiture.  Based upon the grant date fair values of $38.76 and $38.52 for the units still outstanding from the March 8, 2007 and February 28, 2008 grants, respectively and the March 31, 2008 fair value of $38.76 for the 77,800 units expected to be granted in February 2009, compensation costs, after reduction for expected forfeitures of $5,669,000 will be recognized in future periods through 2014. The fair value of the units expected to be issued in February 2009 will be adjusted quarterly to the period end market value of the Company’s stock until the units are actually granted.  Compensation expense of $506,000 and $560,000 has been recorded in the three month periods ended March 31, 2008 and 2007, respectively, to reflect the fair value of the total shares amortized over the portion of the vesting period occurring during the periods.

Note 16.  Seasonality
Based upon historical results of the past several years and expected results for this year, 25% to 27% of the Company's business volume typically occurs during the first three months of the year.  During the usual seasonal trend, the first three quarters of the year are the Company's stronger quarters for business volume, with the fourth quarter normally being the weakest quarter.

Note 17.  Comprehensive Income
Total comprehensive income for the three month periods ended March 31, 2008 and 2007 was $15,524,000 and $15,180,000, respectively.  The components of comprehensive income for the periods indicated are set forth below:

	(in thousands)
	Three Months Ended March 31,
	2008	2007
Net income	$17,519	$15,334
Change in unrecognized pension and post retirement benefit costs	14	8
Unrealized gain on available for sale securities, net of income tax	310	-
Foreign currency translation adjustments	(2,319)	(162)
Total comprehensive income	$15,524	$15,180

Note 18.  Other Income, net of expense
For the three months ended March 31, 2008 and 2007, the Company had other income, net of expenses, totaling $426,000 and $685,000, respectively.  Major items comprising the net totals for the periods are as follows:
	(in thousands) Three Months Ended March 31,
	2008	2007
Interest income	$358	$644
(Gain) on foreign currency transactions	(69)	(74)
Other	137	115
Total	$426	$685

Note 19.  Business Combination
On July 31, 2007 the Company acquired all of the outstanding capital stock of Peterson, Inc., an Oregon company (Peterson) for approximately $21,105,000 including cash acquired of approximately $1,702,000, plus transaction costs of approximately $252,000. One million dollars of the purchase price is being held in escrow pending the resolution of certain contingent matters. In addition to the purchase price paid to the sellers, the Company also paid off approximately $7,500,000 of outstanding Peterson debt coincident with the purchase. The effective date of the purchase was July 1, 2007 and the results of Peterson’s operations have been included in the consolidated financial statements since that date. The transaction resulted in the recognition of approximately $5,814,000 of goodwill. The purchase price allocation is preliminary and will be finalized upon the earlier of June 30, 2008 or distribution of the escrow.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words, “will,” “would,” “should,” “could,” “believes,” “anticipates,” “intends,” and “expects” and similar expressions.  Such forward-looking statements include, without limitation, statements regarding the Company's expected sales and results of operations during 2008, the Company's expected effective tax rates for 2008, the Company's expected capital expenditures in 2008, the expected benefit and impact of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through March 31, 2009, the impact of the enactment of Safe, Accountable, Flexible and Efficient Transportation Equity Act - A Legacy for Users (SAFETEA-LU), the need for road improvements, the impact of other public sector spending and funding mechanisms, the Company's backlog levels, changes in the economic environment as it affects the Company, the timing and impact of changes in the economy, the market confidence of customers and dealers, the Company's general liability insurance coverage for product liability and other similar tort claims, the Company being called upon to fulfill certain contingencies, the expected contributions by the Company to its pension plan, its post-retirement plan and other benefits, the expected dates of granting of restricted stock units, changes in interest rates and the impact of such changes on the financial results of the Company, changes in the prices of steel and oil, the change in the level of the Company's presence in international markets, the seasonality of the Company’s business, the outcome of audits by taxing authorities, the amount or value of unrecognized tax benefits, the Company’s discussion of its critical accounting policies and the ultimate outcome of the Company's current claims and legal proceedings.

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

In addition to the risks and uncertainties identified herein under the caption “Item 1A. Risk Factors” in Part II of this Report, elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, most recently in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, the risk factors described in the section under the caption “Risk Factors” should be carefully considered when evaluating the Company's business and future prospects.

Overview
The Company is a leading manufacturer and marketer of construction equipment.  The Company's businesses:

▪           design, engineer, manufacture and market equipment that is used in each phase of road building, from quarrying and crushing the aggregate to applying asphalt to the road surface;
▪           manufacture certain equipment and components unrelated to road construction, including trenching, auger boring, directional drilling, industrial heat transfer, wood chipping and grinding; and
▪           manufacture and sell replacement parts for equipment in each of its product lines.

The Company has 14 manufacturing companies, 13 of which fall within four reportable operating segments, which include the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group.  The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other unrelated industries.  The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries.  The business units in the Mobile Asphalt Paving Group design, manufacture and market asphalt pavers, material transfer vehicles, milling machines, stabilizers and screeds.  The business units in the Underground Group design, manufacture and market a complete line of trenching equipment, directional drills and auger boring machines for the underground construction market.  The Company also has one other category that contains the business units that do not meet the requirements for separate disclosure as an operating segment.  The business units in the Other category include Peterson Pacific Corp. (Peterson), Astec Insurance Company and Astec Industries, Inc., the parent company.  Peterson designs, manufactures and markets whole-tree pulp wood chippers, horizontal grinders and blower trucks.

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

In August 2005, President Bush signed SAFETEA-LU into law, which authorizes appropriation of $286.5 billion in guaranteed federal funding for road, highway and bridge construction, repair and improvement of the federal highway and transit projects for federal fiscal years October 1, 2004 through September 30, 2009.  The Company believes that the federal highway funding significantly influences the purchasing decisions of many of the Company's customers who are more comfortable making purchasing decisions with the legislation in place.  The Federal funding provides for approximately 25% of highway, street, roadway and parking construction funding in the United States.  President Bush signed into law on December 26, 2007, a funding bill for the 2008 fiscal year, which fully funds the highway program at $40.2 billion for the 2008 fiscal year.

The public sector spending described above is needed to fund road, bridge and mass transit improvements.  The Company believes that increased funding is unquestionably needed to restore the nation's highways to a quality level required for safety, fuel efficiency and mitigation of congestion.  In the Company's opinion, amounts needed for such improvements are significantly above amounts approved, and funding mechanisms such as the federal usage fee per gallon of gasoline, which has not been increased in fourteen years, would need to be increased along with other measures to generate the funds needed.

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and its impact on customers’ purchase decisions and the price of steel may each affect the Company’s financial performance. Economic downturns, like the one experienced from 2001 through 2003, generally result in decreased purchasing by the Company’s customers, which, in turn, causes reductions in sales and increased pricing pressure on the Company’s products. When interest rates rise, they typically have the effect of negatively impacting customers’ attitudes toward purchasing equipment. Although the Federal Reserve has recently made significant reductions to interest rates, primarily in response to weakness in the housing sector, the Company expects only slight changes in interest rates in the remainder of 2008 and does not expect such changes to have a material impact on the financial results of the Company.

Significant portions of the Company's revenues relate to the sale of equipment that produces asphalt mix.  A major component of asphalt is oil.  An increase in the price of oil increases the cost of providing asphalt, which could likely decrease demand for asphalt, and therefore decrease demand for certain Company products.  While increasing oil prices may have an impact on the Company’s customers, the Company’s equipment can use a significant amount of recycled asphalt pavement, thereby mitigating the cost of asphalt for the customer.  The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt mix.  Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline.  The Company's customers appear to be adapting their prices in response to the fluctuating oil prices, and the fluctuations do not appear to be significantly impairing their equipment purchases at this time.

Steel is a major component in the Company’s equipment. Steel prices retracted somewhat during 2005 and 2006 from record highs during 2004 but returned to historically high levels during 2007.  Steel prices have increased significantly during the first quarter of 2008.  In response to rapidly increasing steel prices the Company has negotiated with suppliers to lock in steel pricing at current levels where possible. The Company has also increased sales prices to offset steel costs and is contemplating additional price increases and other methods to mitigate the rapid rise in steel prices.  Although the Company has instituted price increases in response to the rising costs of steel and components, the Company may not be able to raise the prices of its products enough to cover the increased costs which will negatively impact the Company’s financial results.  The Company will also take advantage of additional buying opportunities to offset such future pricing where possible.

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

Results of Operations
For the three months ended March 31, 2008, net sales increased $47,509,000 or 22.0%, to $263,072,000 from $215,563,000 for the three months ended March 31, 2007.  Peterson accounted for $20,623,000 of the sales increase, resulting in an increase, net of Peterson, of $26,886,000 or 12.5% for the first quarter of 2008 as compared to the first quarter of 2007.  Sales are generated primarily from new equipment purchases made by customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development.  The overall growth in sales for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 is reflective of a weak dollar resulting in stronger international sales, market acceptance of new products, improving market share and increasing sales of recycling equipment.  For the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007, (1) net sales for the Asphalt Group increased approximately $6,575,000 or 10.1%; (2) net sales for the Aggregate and Mining Group increased approximately $8,747,000 or 10.6%; (3) net sales for the Underground Group increased approximately $8,383,000 or 34.6%; and (4) net sales for the Mobile Asphalt Paving Group increased approximately $3,181,000 or 7.2%.  Parts sales for the quarter ended March 31, 2008 were $52,590,000 compared to $42,991,000 for the quarter ended March 31, 2007, for an increase of $9,599,000 or 22.3%.  Peterson accounted for $3,913,000 of the increase in parts sales, resulting in a change in parts sales, net of Peterson, of $5,686,000 or 13.2% for the first quarter of 2008 compared to the same quarter in 2007.

For the quarter ended March 31, 2008 compared to the same quarter in 2007, domestic sales increased 2.5% from $166,430,000 to $170,586,000.  Excluding Peterson, domestic sales were $156,253,000 for a decrease of 6.1% compared to the prior year.  Domestic sales increased in the Underground segment while domestic sales decreased in the Aggregate and Mining, Asphalt and the Mobile Asphalt Paving segments.  Domestic sales accounted for 64.8% and international sales accounted for 35.2% of the first quarter sales of 2008 compared to 77.2% for domestic sales and 22.8% for international sales for the first quarter of 2007.

International sales for the quarter ended March 31, 2008 compared to the same period of 2007 increased $43,353,000, or 88.2% from $49,133,000 to $92,486,000.  Excluding Peterson, international sales increased $37,063,000, or 75.4% for the first quarter of 2008 compared to the same period in 2007.  International sales increased for the first quarter of 2008 compared to the same period in 2007, in Canada, Asia, South America, Central America and Australia.  There were only nominal changes in all other geographic markets.  The Company believes the overall increased level of international sales relates to strong economic conditions in certain foreign markets, continued weakness of the U.S. dollar compared to most foreign currencies and increased sales efforts by the Company in foreign markets.  For the quarter ended March 31, 2008 compared to the same period of 2007, international sales increased in all segments.

Gross profit for the three months ended March 31, 2008 increased $11,847,000 or 21.8%, to $66,220,000 from $54,373,000 for the three months ended March 31, 2007.  Peterson accounted for $3,747,000 of the gross profit increase in the first quarter of 2008 compared to the first quarter of 2007.  Excluding Peterson, gross profit increased $8,100,000, or 14.9%, for the first quarter of 2008 compared to the same period in 2007.  Gross profit as a percentage of sales remained flat for the three months ended March 31, 2008 and 2007 at 25.2% for both periods.  For the quarter ended March 31, 2008 compared to the same period in 2007, gross profit for the Asphalt Group increased from $17,927,000 to $19,606,000 or an increase of $1,679,000 or 9.4%.  This resulted in a decrease in gross profit as a percentage of sales from 27.6% to 27.4%, or 20 basis points.  For the quarter ended March 31, 2008 compared to the same period in 2007, gross profit for the Aggregate and Mining Group increased from $20,879,000 to $23,157,000 or an increase of $2,278,000 or 10.9%.  Gross profit as a percentage of sales remained flat at 25.4% for both periods.  For the quarter ended March 31, 2008 compared to the same period in 2007, gross profit for the Mobile Asphalt Paving Group increased from $10,182,000 to $12,592,000 or an increase of $2,410,000 or 23.7%.  Gross profit, as a percentage of sales increased from 23.2% to 26.7%, or 350 basis points.  The primary reasons for the increase in the Mobile Asphalt Paving Group gross margin are increased efficiencies in the manufacturing plant due to the implementation of lean concepts along with pricing increases.  For the quarter ended March 31, 2008 compared to the same period in 2007, gross profit for the Underground Group increased from $5,395,000 to $7,103,000 or an increase of $1,708,000 or 31.7%.  Gross profit as a percentage of sales for the Underground Group decreased from 22.2% to 21.8% or 40 basis points.

Selling, general, administrative and engineering expenses for the quarter ended March 31, 2008 were $38,779,000, or 14.7% of net sales, compared to $30,529,000, or 14.2% of net sales for the quarter ended March 31, 2007, an increase of $8,250,000 or 27.2%.  The following discussion is presented net of the increase in selling, general, administrative and engineering expenses of $2,484,000 due to the operations of Peterson.  The increase in selling, general, administrative and engineering expenses for the three months ended March 31, 2008 compared to the same period of 2007 was primarily related to the ConExpo show in March 2008.  ConExpo costs for the first quarter of 2008 were $3,205,000 higher than the same quarter in 2007.  The ConExpo, show which is held once every three years, was held in March 2008. Personnel and related expenses increased approximately $893,000 due to increased staffing in order to support increased sales volume while health insurance costs increased $904,000.  Sales commissions also increased approximately $460,000 due to increased sales volume.

On January 1, 2006, the Company began accounting for share based payments under the provisions of Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (SFAS 123R).  SFAS 123R requires the share based compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).  All granted options were vested prior to December 31, 2006, therefore no stock option expense was recorded in the three months ended March 31, 2008 and 2007 and there were no unrecognized compensation costs related to stock options previously granted as of those dates.

In August 2006, the Compensation Committee of the Board of Directors implemented a five-year plan to award key members of management restricted stock units each year. The details of the plan were formulated under the 2006 Incentive Plan approved by the Company’s shareholders in their annual meeting held in April, 2006. The plan allows up to 700,000 shares to be granted to employees.  Units granted each year will be determined based upon the performance of individual subsidiaries and consolidated annual financial performance. Each award will vest at the end of five years from the date of grant, or at the time a recipient reaches age 65, if earlier. On March 8, 2007 management was granted 64,950 restricted stock units, net of forfeitures of 6,150 units for performance during 2006.  An additional 74,800 units were granted on February 28, 2008 for performance in 2007.  It is anticipated that an additional 77,800 units will be granted in February 2009 for performance in 2008.  Expenses previously recorded for units forfeited are reversed in the period of forfeiture.  Based upon the grant date fair values of $38.76 and $38.52 for the units still outstanding from the March 8, 2007 and February 28, 2008 grants, respectively, and the March 31, 2008 fair value of $38.76 for the 77,800 units expected to be granted in February 2009, $5,669,000 of compensation costs will be recognized in future periods through 2014. The fair value of the units expected to be issued in February 2009 will be adjusted quarterly to the period-end market value of the Company’s stock until the units are actually granted.  Compensation expense of $506,000 and $560,000 has been recorded in the three month periods ended March 31, 2008 and 2007, respectively, to reflect the fair value of the total shares amortized over the portion of the vesting period occurring during the periods.

For the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007, interest expense decreased $284,000, or 68.4%, to $131,000 from $415,000.  Interest expense as a percentage of net sales was 0.05% and 0.19% for the quarters ended March 31, 2008 and 2007, respectively.  Interest expense for the three months ended March 31, 2008 related primarily to the payment of interest on letters of credit issued by the Company.  The reduction in interest expense was due to significant reductions in collection day charges, unused line of credit fees and amortization of prepaid loan costs under the Company’s new financing arrangement with Wachovia, as compared to these costs under the Company’s previous financing agreement.

Other income, net was $426,000 for the quarter ended March 31, 2008 compared to other income, net of $685,000 for the quarter ended March 31, 2007, for a decrease of $259,000.  Other income, net for the quarters ended March 31, 2008 consisted primarily of interest income earned on the Company’s cash balances.  The decrease in interest income is a result of a decrease in cash invested in interest bearing investments combined with lower interest rates.

For the three months ended March 31, 2008, the Company recorded income tax expense of $10,160,000, compared to income tax expense of $8,746,000 for the three months ended March 31, 2007.  This resulted in effective tax rates for the quarters ended March 31, 2008 and 2007 of 36.6% and 36.3%, respectively.

For the three months ended March 31, 2008, the Company had net income of $17,519,000 compared to net income of $15,334,000 for the three months ended March 31, 2007 for an increase of $2,185,000, or 14.2%.  Earnings per diluted share for the three months ended March 31, 2008 were $0.78 compared to earnings per diluted share for the quarter ended March 31, 2007 of $0.69 for an increase of $0.09, or 13.0%.  Diluted shares outstanding for the three months ended March 31, 2008 and 2007 were 22,550,536 and 22,194,736, respectively.  The increase in shares outstanding is primarily due to the exercise of stock options by employees of the Company.

The backlog of orders at March 31, 2008 was $263,011,000 compared to $266,226,000, including the backlog of Peterson, at March 31, 2007, for a decrease of $3,215,000, or 1.2%.  The decrease in the backlog of orders at March 31, 2008 compared to March 31, 2007 related to a decrease in domestic backlog totaling approximately $1,978,000 and a decrease in international backlog of approximately $1,237,000.  The decrease in domestic backlog at March 31, 2008 was due primarily to decreases of $9,969,000 in the Aggregate and Mining Group and $4,183,000 in the Mobile Asphalt Paving Group.  These decreases were offset by increases in the domestic backlogs of the Asphalt Group of $9,728,000 and the Other Group of $2,953,000.  The decrease in international backlog at March 31, 2008 related primarily to a $10,999,000 decrease in the Aggregate and Mining Group along with a decrease in the Asphalt Group of $1,578,000.  These decreases were offset by increases in the international backlogs of the Underground Group of $5,703,000, the Other Group of $4,577,000 and the Mobile Asphalt Paving Group of $1,060,000.  Although the backlog decreased slightly compared to the same quarter in the prior year, the March 31, 2007 backlog reflected an 80% increase over the March 31, 2006 backlog.  This large growth in the prior year backlog combined with strong first quarter of 2008 revenues contributed to the decline in the March 31, 2008 backlog as compared to March 31, 2007 backlog.    The Company is unable to determine whether the continued strength of the backlog was experienced by the industry as a whole.

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

The Wachovia credit facility is unsecured and has an original term of three years (which is subject to further extensions as provided therein).  The interest rate for borrowings is a function of the Adjusted LIBOR Rate or Adjusted LIBOR Market Index Rate, as defined, as elected by the Company, plus a margin based upon a leverage ratio pricing grid ranging between 0.5% and 1.5%.  As of March 31, 2008, if any loans would have been outstanding, the applicable margin based upon the leverage ratio pricing grid would equal 0.5%.  The Wachovia credit facility requires no principal amortization and interest only payments are due, in the case of loans bearing interest at the Adjusted LIBOR Market Index Rate, monthly in arrears and, in the case of loans bearing at the Adjusted LIBOR Rate, at the end of the applicable interest period.  The Wachovia credit agreement contains certain financial covenants related to minimum fixed charge coverage ratios, minimum tangible net worth and maximum allowed capital expenditures.  At March 31, 2008, the Company had borrowing availability of $92,694,000, net of letters of credits of $7,306,000 on its revolver.  No amounts were outstanding under the credit facility at March 31, 2008.

The Company was in compliance with the financial covenants under its credit facility as of March 31, 2008.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., (Osborn) has available a credit facility of approximately $4,456,000 (ZAR 33,000,000) to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. As of March 31, 2008, Osborn had no outstanding borrowings under the credit facility, but approximately $3,421,000 in performance and retention bonds were guaranteed under the facility.  The facility is secured by Osborn's account receivables, retention and cash balances and a $2,000,000 letter of credit issued by the parent Company.  The portion of the available facility not secured by the $2,000,000 letter of credit fluctuates monthly based upon fifty percent (50%) of Osborn's accounts receivable, retention plus total cash balances at the end of the prior month.  As of March 31, 2008, Osborn Engineered Products had available credit under the facility of approximately $1,035,000.

Net cash provided by operating activities for the three months ended March 31, 2008 was $622,000 compared to net cash provided by operating activities of $14,826,000 for the three months ended March 31, 2007.  The primary differences in cash provided by operating activities are increases in trade and other receivables of $8,059,000 over the prior year increase and inventory of $1,370,000 over the prior year increase.  Customer deposits at March 31, 2008 increased $7,402,000 less than the same quarter in 2007 also detracting from operating cash flows.  Providing operating cash in 2008 was an increase in the provision for warranty reserves which is $1,167,000 in excess of the prior year’s provision.

Net cash used by investing activities for the three months ended March 31, 2008 was $6,090,000 compared to net cash used by investing activities of $7,442,000, for the three months ended March 31, 2007.  The decrease in net cash used by investing activities for the three months ended March 31, 2008 compared to the same period of 2007 relates primarily to a reduction of $1,460,000 in expenditures for property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2008 was $1,288,000 compared to net cash provided by financing activities of $4,940,000 for the three months ended March 31, 2007.  The decrease in net cash provided by financing activities for the three months ended March 31, 2008, compared to the same period of 2007, relates primarily to a $2,577,000 reduction in the proceeds from the exercise of stock options by Company employees in 2008 as compared with 2007, combined with a pro rata reduction in the tax benefit of those option exercises.

The Company believes that its current working capital, cash flows generated from future operations and available capacity remaining under its credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements through March 31, 2009.

Capital expenditures for 2008 are forecasted to total approximately $43,000,000, which includes amounts added to the Company’s forecast in early 2008 for additional plant buildings and equipment to provide increased production capacity.  The Company expects to finance these expenditures using currently available cash balances and internally generated funds.

Off-balance Sheet Arrangements

As of March 31, 2008, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contingencies

During the three months ended March 31, 2008, there were no substantial changes in our commitments or contractual liabilities including the effects of the adoption of FIN 48.  We are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities.

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

As mentioned above, the Company is currently a party to various claims and legal proceedings that have arisen in the ordinary course of business.  If management believes that a loss arising from such claims and legal proceedings is probable and can reasonably be estimated, the Company records the amount of the loss (excluding estimated legal fees), or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another.  As management becomes aware of additional information concerning such contingencies, any potential liability related to these matters is assessed and the estimates are revised, if necessary.  If management believes that a loss arising from such claims and legal proceedings is either (i) probable but cannot be reasonably estimated or (ii) reasonably possible but not probable, the Company does not record the amount of the loss but does make specific disclosure of such matter, if material.  Based upon currently available information and with the advice of counsel, management believes that the ultimate outcome of its current claims and legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's financial position, cash flows or results of operations.  However, claims and legal proceedings are subject to inherent uncertainties and rulings unfavorable to the Company could occur.  If an unfavorable ruling were to occur, there exists the possibility of a material adverse effect on the Company's financial position, cash flows or results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
There have been no material developments in the legal proceedings previously reported by the registrant since the filing of its Annual Report on Form 10-K for the year ended December 31, 2007.  See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies” in Part I - Item 2 of this Report.

Item 1A.  Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.  There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.  The risks described in our Annual Report on Form 10-K for the year ended December 31, 2007 are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

ASTEC INDUSTRIES, INC. (Registrant)

Date May 12 , 2008	/s/ J. Don Brock
J. Don Brock Chairman of the Board and President

Date May 12, 2008	/s/ F. McKamy Hall
F. McKamy Hall Chief Financial Officer, Vice President, and Treasurer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.