Form 10-Q
period 2008-06-30
ASTEC INDUSTRIES INC
filed 2008-08-08
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
OR
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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 19, 2008
Common Stock, par value $0.20	22,369,114

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

Astec Industries, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (in thousands)
	June 30, 2008 (unaudited)	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$39,491	$34,636
Trade receivables, net	106,093	84,198
Other receivables	1,760	3,289
Inventories	234,175	210,819
Prepaid expenses and other	6,089	6,926
Deferred income tax assets	10,836	8,864
Total current assets	398,444	348,732
Property and equipment, net	147,039	141,528
Investments	18,747	18,529
Goodwill	26,176	26,416
Other	6,993	7,365
Total assets	$597,399	$542,570
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$63,470	$54,840
Accrued product warranty	9,757	7,827
Customer deposits	40,034	37,751
Accrued payroll and related liabilities	10,084	12,556
Accrued loss reserves	2,627	2,859
Income taxes payable	5,266	2,703
Other accrued liabilities	26,773	25,357
Total current liabilities	158,011	143,893
Deferred income tax liabilities	9,545	8,361
Other	13,075	12,843
Minority interest	825	884
Total shareholders' equity	415,943	376,589
Total liabilities and shareholders' equity	$597,399	$542,570

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. and Subsidiaries Condensed Consolidated Statements of Income (in thousands, except share and per share amounts) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$277,703	$226,414	$540,775	$441,976
Cost of sales	211,414	167,471	408,266	328,660
Gross profit	66,289	58,943	132,509	113,316
Selling, general, administrative and engineering expenses	33,589	30,318	72,369	60,848
Income from operations	32,700	28,625	60,140	52,468
Interest expense	120	201	252	616
Other income, net of expense	412	714	839	1,400
Income before income taxes and minority interest	32,992	29,138	60,727	53,252
Income taxes	11,921	10,584	22,080	19,330
Income before minority interest	21,071	18,554	38,647	33,922
Minority interest in earnings (loss) of subsidiary	(1)	49	56	83
Net income	$21,072	$18,505	$38,591	$33,839

Earnings per common share
Net income:
Basic	$0.95	$0.85	$1.73	$1.55
Diluted	$0.93	$0.83	$1.71	$1.52
Weighted average common shares outstanding:
Basic	22,283,071	21,879,134	22,260,085	21,762,265
Diluted	22,633,760	22,400,284	22,592,148	22,298,140

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$38,591	$33,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,465	7,246
Provision (recoveries) for doubtful accounts, net	(13)	295
Provision for inventory reserve	1,823	1,182
Provision for warranty reserve	9,577	6,369
Deferred compensation provision (benefit)	(456)	769
Purchase of trading securities, net	(1,853)	(806)
Stock-based compensation	1,428	910
Tax benefit from stock option exercise	(416)	(2,732)
Deferred income tax benefit	(557)	(1,802)
(Gain) Loss on sale and disposition of fixed assets	(56)	21
Minority interest in earnings of subsidiary	56	83
(Increase) decrease in:
Trade and other receivables	(20,353)	(15,605)
Inventories	(25,180)	(10,009)
Prepaid expenses and other	1,611	569
Other assets	226	1,134
Increase (decrease) in:
Accounts payable	8,629	5,118
Accrued product warranty	(7,647)	(5,416)
Customer deposits	2,283	4,695
Income taxes payable	2,978	6,352
Other accrued liabilities	(505)	2,069
Net cash provided by operating activities	18,631	34,281
Cash flows from investing activities:
Expenditures for property and equipment	(14,263)	(14,532)
Proceeds from sale of property and equipment	120	164
Purchase of investment securities	-	(6,491)
Net cash used by investing activities	(14,143)	(20,859)
Cash flows from financing activities:
Tax benefit from stock option exercise	416	2,732
Supplemental executive retirement plan (SERP) transactions, net	(158)	663
Proceeds from issuance of common stock	1,261	9,817
Net cash provided by financing activities	1,519	13,212
Effect of exchange rate changes on cash	(1,152)	654
Net increase in cash and cash equivalents	4,855	27,288
Cash and cash equivalents at beginning of period	34,636	44,878
Cash and cash equivalents at end of period	$39,491	$72,166

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity
For the Six Months Ended June 30, 2008
( in thousands, except shares)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Company Shares Held by SERP	Retained Earnings	Total Shareholders’ Equity
Balance December 31, 2007	22,299,125	$4,460	$114,256	$5,186	$(1,705)	$254,392	$376,589
Net income						38,591	38,591
Other comprehensive income:
Foreign currency translation adjustment				(1,819)			(1,819)
Unrealized loss on available-for-sale investment securities, net of tax				(424)			(424)
Change in unrecognized pension and post retirement benefit costs, net of tax				59			59
Comprehensive income							36,407
Stock incentive plan expense			1,344				1,344
Exercise of stock options and stock to directors, including tax benefits	69,137	14	1,747				1,761
SERP transactions, net			20		(178)		(158)
Balance, June 30, 2008	22,368,262	$4,474	$117,367	$3,002	$(1,883)	$292,983	$415,943

See Notes to Unaudited Condensed Consolidated Financial Statements

ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Astec Industries, Inc. and subsidiaries Annual Report on Form 10-K for the year ended December 31, 2007.

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

In May 2008, FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles”.  This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), “Business Combinations” and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company is currently evaluating the potential impact, if any, of FSP SFAS 142-3 on its consolidated financial statements.

Note 2.  Earnings per Share
Basic and diluted earnings per share are calculated in accordance with SFAS No. 128 and SFAS No. 123(R).  Basic earnings per share exclude any dilutive effects of stock options and restricted stock units.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net income	$21,072,000	$18,505,000	$38,591,000	$33,839,000
Denominator:
Denominator for basic earnings per share	22,283,071	21,879,134	22,260,085	21,762,265
Effect of dilutive securities:
Employee stock option & incentive plans	260,600	420,188	244,156	431,431
Supplemental Executive Retirement Plan	90,089	100,962	87,907	104,444
Denominator for diluted earnings per share	22,633,760	22,400,284	22,592,148	22,298,140

Net income per share:
Basic	$0.95	$0.85	$1.73	$1.55
Diluted	$0.93	$0.83	$1.71	$1.52

A total of 323 options were antidilutive for the three months ended June 30, 2008 and no options were antidilutive for the three months ended June 30, 2007.  A total of 1,082 and 162 options were antidilutive for the six months ended June 30, 2008 and 2007, respectively.  Antidilutive options are not included in the diluted earnings per share computation.

Note 3.  Receivables
Receivables are net of allowance for doubtful accounts of $1,596,000 and $1,713,000 as of June 30, 2008 and December 31, 2007, respectively.

Note 4.  Inventories
Inventories are stated at the lower of first-in, first-out cost or market and consist of the following:
	(in thousands)
	June 30, 2008	December 31, 2007
Raw materials and parts	$113,354	$96,719
Work-in-process	53,597	54,128
Finished goods	56,529	51,027
Used equipment	10,695	8,945
Total	$234,175	$210,819

The above inventory amounts are net of reserves totaling $11,921,000 and $11,548,000 as of June 30, 2008 and December 31, 2007, respectively.

Note 5.  Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation of $129,071,000 and $122,689,000 as of June 30, 2008 and December 31, 2007, respectively.

Note 6.  Fair Value of Investments
The Company’s investments consist of the following (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
June 30, 2008:
Available-for-sale equity securities	$10,305	$--	$2,171	$8,134
Trading equity securities	2,670	91	142	2,619
Trading debt securities	8,982	26	91	8,917
	$21,957	$117	$2,404	$19,670

December 31, 2007:
Available-for-sale equity securities	$10,305	$--	$1,483	$8,822
Trading equity securities	3,011	103	167	2,947
Trading debt securities	6,861	49	1	6,909
	$20,177	$152	$1,651	$18,678

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

Trading equity securities are mainly mutual funds purchased by the Company's SERP, an unqualified defined contribution plan, to fund a portion of the Company’s liability under the plan.

Trading debt securities are comprised mainly of marketable debt securities held by Astec Insurance Company. At June 30, 2008 and December 31, 2007, respectively, $923,000 and $149,000 of trading debt securities were due to mature within twelve months and, accordingly, are included in prepaid expenses and other current assets.

SFAS No. 157 requires that investments be categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these investments, are as follows:

Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.
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

The table below categorizes the Company’s investments based upon the lowest level of significant input to the valuation (in thousands).

	Investments at June 30, 2008
	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$8,134	$-	$-	$8,134
Trading equity securities	2,619	-	-	2,619
Trading debt securities	-	8,917	-	8,917
Total	$10,753	$8,917	$-	$19,670

Note 7.  Goodwill
At June 30, 2008 and December 31, 2007, the Company had goodwill in the amount of $26,176,000 and $26,416,000, respectively.

The changes in the carrying amount of goodwill by operating segment for the period ended June 30, 2008 are as follows:
	Asphalt Group	Aggregate and Mining Group	(in thousands) Mobile Asphalt Paving Group	Underground Group	Other	Total
Balance December 31, 2007	$1,157	$17,799	$1,646	$-	$5,814	$26,416
Foreign currency translation	-	(323)	-	-	-	(323)
Balance March 31, 2008	1,157	17,476	1,646	-	5,814	26,093
Foreign currency translation	-	90	-	-	-	90
Purchase price adjustment	-	-	-	-	(7)	(7)
Balance June 30, 2008	$1,157	$17,566	$1,646	$-	$5,807	$26,176

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

The Wachovia credit facility is unsecured and has an original term of three years (which is subject to further extensions as provided therein).  The interest rate for borrowings is a function of the Adjusted LIBOR Rate or Adjusted LIBOR Market Index Rate, as elected by the Company, plus a margin based upon a leverage ratio pricing grid ranging between 0.5% and 1.5%.  As of June 30, 2008, if any loans would have been outstanding, the applicable margin based upon the leverage ratio pricing grid would equal 0.5%.  The Wachovia credit facility requires no principal amortization and interest only payments are due, in the case of loans bearing interest at the Adjusted LIBOR Market Index Rate, monthly in arrears and, in the case of loans bearing at the Adjusted LIBOR Rate, at the end of the applicable interest period therefore.  The Wachovia credit agreement contains certain financial covenants related to minimum fixed charge coverage ratios, minimum tangible net worth and maximum allowed capital expenditures.  At June 30, 2008, the Company had borrowing availability of $93,352,000, net of letters of credits of $6,648,000, on its revolver.  No amounts were outstanding under the credit facility at June 30, 2008.

The Company was in compliance with the financial covenants under its credit facility as of June 30, 2008.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., (Osborn) has available a credit facility of approximately $6,741,000 (ZAR 50,000,000) to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. As of June 30, 2008, Osborn had no outstanding borrowings under the credit facility, but approximately $1,496,000 in performance and retention bonds were guaranteed under the facility.  The facility is secured by Osborn's buildings and improvements, accounts receivable and cash balances and a $2,000,000 letter of credit issued by the parent Company.  The portion of the available facility not secured by the $2,000,000 letter of credit fluctuates monthly based upon seventy-five percent (75%) of Osborn's accounts receivable plus total cash balances at the end of the prior month.  As of June 30, 2008, Osborn had available credit under the facility of approximately $5,245,000.

Note 9.  Product Warranty Reserves
Changes in the Company's product warranty liability for the three and six month periods ended June 30, 2008 and 2007 are as follows:

	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Reserve balance at the beginning of the period	$8,861	$7,912	$7,827	$7,184
Warranty liabilities accrued during the period	5,131	3,090	9,577	6,369
Warranty liabilities settled during the period	(4,235)	(2,865)	(7,647)	(5,416)
Reserve balance at the end of the period	$9,757	$8,137	$9,757	$8,137

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

Note 11.  Pension and Post-retirement Benefits
The Company expects to contribute approximately $740,000 to its pension plan and $385,000 to its post-retirement benefit plan during 2008.  Approximately $325,000 of the contribution was paid to the pension plan and approximately $238,000 was paid for post-retirement benefits during the six months ended June 30, 2008.

The components of net periodic pension cost and post-retirement benefit cost for the six months ended June 30, 2008 and 2007 are as follows:

	(in thousands)
	Pension Benefits		Post-Retirement Benefits
	2008	2007	2008	2007
Service cost	$-	$-	$24	$29
Interest cost	303	280	27	24
Expected return on assets	(366)	(320)	-	-
Amortization of prior service cost	-	-	24	14
Amortization of net (gain) loss	15	40	56	(38)
Net periodic benefit cost	$48	$-	$131	$29

Note 12.  Uncertainty in Income Taxes
The Company's liability recorded for uncertain tax positions as of June 30, 2008 has not changed significantly in amount or composition since December 31, 2007.

Note 13.  Segment Information
The Company has four reportable operating segments, which include the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group.  The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other non-related industries.  The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries.  The business units in the Mobile Asphalt Paving Group design, manufacture and market asphalt pavers, material transfer vehicles, milling machines and screeds.  The business units in the Underground Group design, manufacture and market a complete line of trenching equipment and directional drills for the underground construction market. Business units that do not meet the requirements for separate disclosure as operating segments are shown in the "All Others" category, including Peterson Pacific Corp. (Peterson), Astec Insurance Company and the parent company, Astec Industries, Inc.  Peterson designs, manufactures and markets whole-tree pulpwood chippers, horizontal grinders and blower trucks.  Astec Insurance Company is a captive insurance provider.

	(in thousands)
	Three Months Ended
	June 30, 2008
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$72,329	$92,395	$55,055	$36,211	$21,713	$277,703
Intersegment sales	4,405	5,546	1,394	1,425	-	12,770
Gross profit	18,001	22,528	13,557	8,307	3,896	66,289
Gross profit percent	24.9%	24.4%	24.6%	22.9%	17.9%	23.9%
Segment profit	$11,445	$11,910	$8,037	$3,544	$(14,051)	$20,885

	(in thousands)
	Six Months Ended
	June 30, 2008
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$143,914	$183,484	$102,186	$68,854	$42,337	$540,775
Intersegment sales	8,593	11,518	3,181	2,927	-	26,219
Gross profit	37,607	45,685	26,149	15,409	7,659	132,509
Gross profit percent	26.1%	24.9%	25.6%	22.4%	18.1%	24.5%
Segment profit	$23,289	$22,169	$14,565	$5,389	$(26,776)	$38,636

	(in thousands)
	Three Months Ended
	June 30, 2007
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$66,638	$88,993	$40,390	$30,393	$-	$226,414
Intersegment sales	4,319	3,209	2,017	2,595	-	12,140
Gross profit	18,056	22,866	10,721	7,315	(15)	58,943
Gross profit percent	27.1%	25.7%	26.5%	24.1%	-	26.0%
Segment profit	$11,718	$12,330	$5,748	$2,279	$(13,630)	$18,445

	(in thousands)
	Six Months Ended
	June 30, 2007
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$131,647	$171,337	$84,339	$54,653	$-	$441,976
Intersegment sales	7,348	5,493	3,618	7,788	-	24,247
Gross profit	35,983	43,745	20,902	12,711	(25)	113,316
Gross profit percent	27.3%	25.5%	24.8%	23.3%	-	25.6%
Segment profit	$23,171	$22,705	$11,225	$3,292	$(26,740)	$33,653

A reconciliation of total segment profits to the Company's consolidated totals is as follows:

	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total segment profits	$20,885	$18,445	$38,636	$33,653
Minority interest in earnings	1	(49)	(56)	(83)
Recapture of intersegment profit	186	109	11	269
Consolidated net income	$21,072	$18,505	$38,591	$33,839

Note 14.  Contingent Matters
Certain customers have financed purchases of the Company’s products through arrangements in which the Company is contingently liable for customer debt of approximately $223,000 and for residual value guarantees aggregating approximately $147,000 at June 30, 2008 and contingently liable for customer debt of approximately $629,000 and for residual value guarantees aggregating approximately $147,000 at December 31, 2007.  At June 30, 2008, the maximum potential amount of future payments under these guarantees for which the Company would be liable is equal to $370,000.  The Company does not believe it will be called on to fulfill any of these contingencies, and therefore the carrying amounts on the consolidated balance sheets of the Company for these contingent liabilities are zero.

In addition, the Company is contingently liable under letters of credit totaling approximately $6,648,000, including a $2,000,000 letter of credit issued on behalf of Osborn, the Company’s South African subsidiary.  The outstanding letters of credit expire at various dates through October 2009. Osborn is contingently liable for a total of $1,496,000 in performance and retention bonds.  As of June 30, 2008, the maximum potential amount of future payments under these letters of credit and bonds for which the Company could be liable is approximately $8,144,000.

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

Note 15.  Stock-based Compensation
Under terms of the Company’s stock option plans, officers and certain other employees may be granted options to purchase the Company’s common stock at no less than 100% of the market price on the date the option is granted.  The Company has reserved shares of common stock for exercise of outstanding non-qualified options and incentive options of officers and employees of the Company and its subsidiaries at prices determined by the Board of Directors.  In addition, a Non-employee Directors Stock Incentive Plan has been established to allow non-employee directors to have a personal financial stake in the Company through an ownership interest.  Directors may elect to receive their compensation in cash, common stock, deferred stock or stock options.  For 2008, all the directors elected to receive their compensation in either common stock or deferred stock.  Total compensation expense for these director related shares equaled $42,000 and $84,000 for the three and six month periods ended June 30, 2008, respectively.  Options granted under the Non-employee Directors Stock Incentive Plan and the Executive Officer Annual Bonus Equity Election Plan vest and become fully exercisable immediately.  Generally, other options granted vest over 12 months.  All stock options have a ten-year term. All granted options were vested prior to December 31, 2006, therefore no stock option expense was recorded in the six months ended June 30, 2008 and 2007 and there are no unrecognized compensation costs related to stock options previously granted as of those dates.

In August 2006, the Compensation Committee of the Board of Directors implemented a five-year plan to award key members of management restricted stock units each year. The details of the plan were formulated under the 2006 Incentive Plan approved by the Company’s shareholders in their annual meeting held in April, 2006. The plan allows up to 700,000 shares to be granted to employees.  Units granted each year will be determined based upon the performance of individual subsidiaries and consolidated annual financial performance. Additional units may be granted in 2011 based upon five-year cumulative performance.  Each award will vest at the end of five years from the date of grant, or at the time a recipient reaches age 65, if earlier. Compensation expense of $837,000 and $1,344,000 has been recorded in the three and six month periods ended June 30, 2008, respectively, to reflect the fair value of the total shares amortized over the portion of the vesting period occurring during the periods.  Compensation expense of $350,000 and $910,000 was recorded in the three and six month periods ended June 30, 2007, respectively, to reflect the fair value of the total shares amortized over the portion of the vesting period occurring during the periods.

Note 16.  Seasonality
Based upon historical results of the past several years and expected results for this year, 53% to 55% of the Company's business volume typically occurs during the first six months of the year.  During the usual seasonal trend, the first three quarters of the year are the Company's stronger quarters for business volume, with the fourth quarter normally being the weakest quarter.

Note 17.  Comprehensive Income
Total comprehensive income for the three month periods ended June 30, 2008 and 2007 was $20,883,000 and $20,178,000, respectively.  Total comprehensive income for the six month periods ended June 30, 2008 and 2007 was $36,407,000 and $35,357,000, respectively.  The components of comprehensive income for the periods indicated are set forth below:

	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$21,072	$18,505	$38,591	$33,839
Change in unrecognized pension and post retirement benefit costs, net of tax	44	8	59	16
Unrealized loss on available for sale securities, net of income tax	(734)	-	(424)	-
Foreign currency translation adjustments	501	1,665	(1,819)	1,502
Total comprehensive income	$20,883	$20,178	$36,407	$35,357

Note 18.  Other Income, net of expense
For the three months ended June 30, 2008 and 2007, the Company had other income, net of expenses, totaling $412,000 and $714,000, respectively.  For the six months ended June 30, 2008 and 2007, the Company had other income, net of expenses, totaling $839,000 and $1,400,000, respectively.  Major items comprising the net totals for the periods are as follows:
	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income	$281	$785	$639	$1,428
Gain (Loss) on foreign currency transactions	114	(56)	45	(130)
Other	17	(15)	155	102
Total	$412	$714	$839	$1,400

Note 19.  Business Combination
On July 31, 2007 the Company acquired all of the outstanding capital stock of Peterson, Inc., an Oregon company, for approximately $21,098,000 plus transaction costs of approximately $252,000.  In addition to the purchase price paid to the sellers, the Company also paid off approximately $7,500,000 of outstanding Peterson debt coincident with the purchase. The effective date of the purchase was July 1, 2007 and the results of Peterson’s operations have been included in the consolidated financial statements since that date. The transaction resulted in the recognition of approximately $5,807,000 of goodwill.  During June 2008 the purchase price allocation was finalized and funds previously held in escrow have been distributed.  No significant adjustments to amounts previously recorded were made as a result of the final accounting.

Peterson is a manufacturer of whole-tree pulpwood chippers, horizontal grinders and blower trucks. Founded in 1961 as Wilbur Peterson & Sons, a heavy construction company, Peterson, Inc. expanded into manufacturing in 1982 to develop equipment to suit their land clearing and construction needs. The acquired company will continue to operate from its Eugene, Oregon headquarters under the name Peterson Pacific Corp.

Conditional earn-out payments of up to $3,000,000 may be due to the sellers based upon actual 2008 and 2009 results of operations. The Company and Peterson’s former majority owner and his wife have also entered into a separate agreement under which the Company has the option to purchase the real estate and improvements used by Peterson for $7,000,000 at a later date.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words, “will,” “would,” “should,” “could,” “believes,” “anticipates,” “intends,” and “expects” and similar expressions.  Such forward-looking statements include, without limitation, statements regarding the Company's expected sales and results of operations during 2008, the Company's expected effective tax rates for 2008, the Company's expected capital expenditures in 2008, the expected benefit and impact of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through June 30, 2009, the impact of the enactment of Safe, Accountable, Flexible and Efficient Transportation Equity Act - A Legacy for Users (SAFETEA-LU), the need for road improvements, the impact of other public sector spending and funding mechanisms, the Company's backlog levels, changes in the economic environment as it affects the Company, the timing and impact of changes in the economy, the market confidence of customers and dealers, the Company's general liability insurance coverage for product liability and other similar tort claims, the Company being called upon to fulfill certain contingencies, the expected contributions by the Company to its pension plan, its post-retirement plan and other benefits, the expected dates of granting of restricted stock units, changes in interest rates and the impact of such changes on the financial results of the Company, changes in the prices of steel and oil, the ability of the Company to offset future changes in prices in raw materials, the change in the level of the Company's presence and sales in international markets, the seasonality of the Company’s business, the outcome of audits by taxing authorities, the amount or value of unrecognized tax benefits, the Company’s discussion of its critical accounting policies and the ultimate outcome of the Company's current claims and legal proceedings.

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

The Company has 14 manufacturing companies, 13 of which fall within four reportable operating segments, which include the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group.  The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other unrelated industries.  The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries.  The business units in the Mobile Asphalt Paving Group design, manufacture and market asphalt pavers, material transfer vehicles, milling machines, stabilizers and screeds.  The business units in the Underground Group design, manufacture and market a complete line of trenching equipment, directional drills and auger boring machines for the underground construction market.  The Company also has one other category that contains the business units that do not meet the requirements for separate disclosure as an operating segment.  The business units in the Other category include Peterson Pacific Corp. (Peterson), Astec Insurance Company and Astec Industries, Inc., the parent company.  Peterson designs, manufactures and markets whole-tree pulp wood chippers, horizontal grinders and blower trucks.  Astec Insurance Company is a captive insurance provider.

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

In August 2005, President Bush signed SAFETEA-LU into law, which authorizes appropriation of $286.5 billion in guaranteed federal funding for road, highway and bridge construction, repair and improvement of the federal highway and transit projects for federal fiscal years October 1, 2004 through September 30, 2009.  The Company believes that the federal highway funding significantly influences the purchasing decisions of many of the Company's customers who are more comfortable making purchasing decisions with the legislation in place.  The Federal funding provides for approximately 25% of highway, street, roadway and parking construction funding in the United States.  President Bush signed into law on December 26, 2007, a funding bill which fully funds the highway program at $40.2 billion for the 2008 fiscal year.

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

Steel is a major component in the Company’s equipment. Steel prices retracted somewhat during 2005 and 2006 from record highs during 2004 but returned to historically high levels during 2007.  Steel prices have increased significantly during the first half of 2008 and are expected to continue to rise in the third quarter of 2008, albeit at a slower rate than in the first six months of 2008.  In response to rapidly increasing steel prices the Company has negotiated with suppliers to lock in steel pricing at current levels where possible. The Company has also increased sales prices to offset steel costs and is contemplating additional price increases and other methods to mitigate the rapid rise in steel prices.  Although the Company has instituted price increases in response to the rising costs of steel and components, the Company may not be able to raise the prices of its products enough to cover the increased costs which could negatively impact the Company’s financial results.  The Company will also seek to take advantage of additional buying opportunities to offset such future pricing where possible.

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

Results of Operations
For the three months ended June 30, 2008, net sales increased $51,289,000 or 22.7%, to $277,703,000 from $226,414,000 for the three months ended June 30, 2007.  Peterson accounted for $21,713,000 of the sales increase, resulting in an increase, net of Peterson, of $29,576,000 or 13.1% for the first quarter of 2008 as compared to the first quarter of 2007.  Sales are generated primarily from new equipment purchases made by customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development.  The overall growth in sales for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, is reflective of a weak dollar resulting in stronger international sales, market acceptance of new products, improving market share and increasing sales of recycling equipment combined with the effect of price increases on the company’s products.  For the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007, (1) net sales for the Asphalt Group increased approximately $5,691,000 or 8.5%; (2) net sales for the Aggregate and Mining Group increased approximately $3,402,000 or 3.8%; (3) net sales for the Underground Group increased approximately $5,818,000 or 19.1%; and (4) net sales for the Mobile Asphalt Paving Group increased approximately $14,665,000 or 36.3%.  Parts sales for the quarter ended June 30, 2008 were $50,498,000 compared to $45,035,000 for the quarter ended June 30, 2007, for an increase of $5,463,000 or 12.1%.  Peterson accounted for $3,817,000 of the increase in parts sales, resulting in an increase in parts sales, net of Peterson, of $1,646,000 or 3.7% for the second quarter of 2008 compared to the same quarter in 2007.

For the six months ended June 30, 2008, net sales increased $98,799,000 or 22.4%, to $540,775,000 from $441,976,000 for the six months ended June 30, 2007.  Peterson accounted for $42,337,000 of the sales increase, resulting in an increase, net of Peterson, of $56,462,000 or 12.8% for the six months of 2008 as compared to the same six month period of 2007.  Sales are generated primarily from new equipment sales to customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development.  The overall growth in sales for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, is reflective of a weak dollar resulting in stronger international sales, market acceptance of new products, improving market share and increasing sales of recycling equipment combined with the effect of price increases on the company’s products.  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007, (1) net sales for the Asphalt Group increased approximately $12,267,000 or 9.3%; (2) net sales for the Aggregate and Mining Group increased approximately $12,147,000 or 7.1%; (3) net sales for the Underground Group increased approximately $14,201,000 or 26.0%; and (4) net sales for the Mobile Asphalt Paving Group increased approximately $17,847,000 or 21.2%.  Parts sales for the six months ended June 30, 2008 were $103,088,000 compared to $88,025,000 for the six months ended June 30, 2007, for an increase of $15,063,000 or 17.1%.  Peterson accounted for $7,730,000 of the increase in parts sales, resulting in an increase in parts sales, net of Peterson, of $7,333,000 or 8.3% for the six months of 2008 compared to the same six month period in 2007.

For the quarter ended June 30, 2008 compared to the same quarter in 2007, domestic sales increased 18.0% from $156,566,000 to $184,686,000.  Excluding Peterson, domestic sales were $170,546,000 for an increase of 8.9% compared to the prior year.  Domestic sales for the second quarter increased in all segments except the Aggregate and Mining Group which experienced a 1.0% decline.  Domestic sales accounted for 66.5% and international sales accounted for 33.5% of sales for the three months ended June 30, 2008 compared to 69.2% for domestic sales and 30.8% for international sales for three months ended June 30, 2007.

For the six months ended June 30, 2008 compared to the same period in 2007, domestic sales increased 10.0% from $322,996,000 to $355,272,000.  Excluding Peterson, 2008 domestic sales were $326,799,000 for an increase of 1.2% compared to the prior year.  Domestic sales increased in the Mobile Asphalt Paving Group and Underground segments while domestic sales decreased in the Asphalt and Aggregate and Mining segments.  Domestic sales accounted for 65.7% and international sales accounted for 34.3% of sales for the six months ended June 30, 2008 compared to 73.1% for domestic sales and 26.9% for international sales for the six months ended June 30, 2007.

International sales for the three months ended June 30, 2008, compared to the same period of 2007, increased $23,170,000, or 33.2% from $69,847,000 to $93,017,000.  Excluding Peterson, international sales increased $15,596,000, or 22.3% for the three months ended June 30, 2008 compared to the same period in 2007.  International sales increased for the second quarter of 2008 compared to the same period in 2007 in Canada, Europe, South America and Africa and decreased in Australia.  There were only nominal changes in all other geographic markets.  The Company believes the overall increased level of international sales relates to strong economic conditions in certain foreign markets, continued weakness of the U.S. dollar compared to most foreign currencies and increased sales efforts by the Company in foreign markets.  For the three months ended June 30, 2008 compared to the same period of 2007, international sales increased in all segments.

International sales for the six months ended June 30, 2008, compared to the same period of 2007, increased $66,523,000, or 55.9% from $118,980,000 to $185,503,000.  Excluding Peterson, international sales increased $52,659,000, or 44.3% for six months ended June 30, 2008 compared to the same period in 2007.  International sales increased for the first six months of 2008 compared to the same period in 2007 in Canada, Asia, South America, Central America and Europe.  There were only nominal changes in all other geographic markets.  The Company believes the overall increased level of international sales relates to strong economic conditions in certain foreign markets, continued weakness of the U.S. dollar compared to most foreign currencies and increased sales efforts by the Company in foreign markets.  For the six months ended June 30, 2008 compared to the same period of 2007, international sales increased in all segments.

Gross profit for the three months ended June 30, 2008 increased $7,346,000 or 12.5%, to $66,289,000 from $58,943,000 for the three months ended June 30, 2007.  Peterson accounted for $3,895,000 of the gross profit increase in the second quarter of 2008 compared to the second quarter of 2007.  Excluding Peterson, gross profit increased $3,451,000, or 5.9%, for the second quarter of 2008 compared to the same period in 2007.  Gross profit as a percentage of sales decreased 210 basis points to 23.9% from 26.0%.  The primary reason for the decline in gross margin as a percent of sales is increasing raw material prices, primarily steel and related components.  For the quarter ended June 30, 2008 compared to the same period in 2007, gross profit for the Asphalt Group remained relatively constant at $18,001,000 for 2008 compared to $18,056,000 for 2007.  This resulted in a decrease in gross profit as a percentage of sales from 27.1% to 24.9%, or 220 basis points.  For the quarter ended June 30, 2008 compared to the same period in 2007, gross profit for the Aggregate and Mining Group remained relatively constant at $22,528,000 for 2008 compared to $22,866,000 for 2007.  This resulted in a decrease in gross profit as a percentage of sales from 25.7% to 24.4% or 130 basis points.  For the quarter ended June 30, 2008 compared to the same period in 2007, gross profit for the Mobile Asphalt Paving Group increased from $10,721,000 to $13,557,000, an increase of $2,836,000 or 26.5%.  Gross profit as a percentage of sales decreased from 26.5% to 24.6%, or 190 basis points.  For the quarter ended June 30, 2008 compared to the same period in 2007, gross profit for the Underground Group increased from $7,315,000 to $8,307,000, an increase of $992,000 or 13.6%.  Gross profit as a percentage of sales for the Underground Group decreased from 24.1% to 22.9% or 120 basis points.

Gross profit for the six months ended June 30, 2008 increased $19,193,000 or 16.9%, to $132,509,000 from $113,316,000 for the six months ended June 30, 2007.  Peterson accounted for $7,642,000 of the gross profit increase in the first six months of 2008 compared to the first six months of 2007.  Excluding Peterson, gross profit increased $11,551,000, or 10.2%, for the first six months of 2008 compared to the same period in 2007.  Gross profit as a percentage of sales decreased from 25.6% to 24.5% or 110 basis points.  The primary reason for the decline in gross margin as a percent of sales is increasing raw material prices, primarily steel and related components.  For the six months ended June 30, 2008 compared to the same period in 2007, gross profit for the Asphalt Group increased from $35,983,000 to $37,607,000, an increase of $1,624,000 or 4.5%. Gross profit as a percentage of sales decreased from 27.3% to 26.1%, or 120 basis points.  For the six months ended June 30, 2008 compared to the same period in 2007, gross profit for the Aggregate and Mining Group increased from $43,745,000 to $45,685,000, an increase of $1,940,000 or 4.4%.  Gross profit as a percentage of sales decreased from 25.5% to 24.9% or 60 basis points.  For the six months ended June 30, 2008 compared to the same period in 2007, gross profit for the Mobile Asphalt Paving Group increased from $20,902,000 to $26,149,000, an increase of $5,247,000 or 25.1%.  Gross profit, as a percentage of sales increased from 24.8% to 25.6%, or 80 basis points.  The primary reasons for the increase in the Mobile Asphalt Paving Group gross margin are increased efficiencies in the manufacturing plant due to the implementation of lean concepts along with pricing increases.  For the six months ended June 30, 2008 compared to the same period in 2007, gross profit for the Underground Group increased from $12,711,000 to $15,409,000 or an increase of $2,698,000 or 21.2%.  Gross profit as a percentage of sales for the Underground Group decreased from 23.3% to 22.4% or 90 basis points.

Selling, general, administrative and engineering expenses for the quarter ended June 30, 2008 were $33,589,000, or 12.1% of net sales, compared to $30,318,000, or 13.4% of net sales for the quarter ended June 30, 2007, an increase of $3,271,000 or 10.8%.  The following discussion is presented net of the increase in selling, general, administrative and engineering expenses of $2,531,000 due to the operations of Peterson.  The increase in selling, general, administrative and engineering expenses for the three months ended June 30, 2008 compared to the same period of 2007 was due to several factors including: personnel and related expenses increased approximately $410,000 due to increased staffing in order to support increased sales volume; commissions increased $431,000 due to higher sales; and stock incentive plan expense increased $487,000 due to additional accruals for restricted stock units expected to be granted in 2009 and 2011 based upon performance.  These increases were offset by a reduction in expense related to the Company’s supplemental executive retirement plan of $773,000 due primarily to changes in the Company’s stock price reducing the Company's liability under the SERP.

Selling, general, administrative and engineering expenses for the six months ended June 30, 2008 were $72,369,000, or 13.4% of net sales, compared to $60,848,000, or 13.8% of net sales for the six months ended June 30, 2007, an increase of $11,521,000 or 18.9%.  The following discussion is presented net of the increase in selling, general, administrative and engineering expenses of $5,014,000 due to the operations of Peterson.  The increase in selling, general, administrative and engineering expenses for the six months ended June 30, 2008 compared to the same period of 2007 was primarily related to the ConExpo show in March 2008.  ConExpo costs for the first six months of 2008 were $3,272,000 higher than the same six months in 2007.  The ConExpo show, which is held once every three years, was held in March 2008 and the costs were expensed as incurred. Other factors contributing to the overall 2008 versus 2007 six month increase include: personnel and related expenses increased approximately $1,303,000 due to increased staffing in order to support increased sales volume; commissions increased $901,000 due to increased sales volume; health insurance costs increased $994,000; and stock incentive plan expense increased $434,000 due to additional accruals for restricted stock units expected to be granted in 2009 and 2011 based upon performance.  These increases were offset by a reduction in expense related to the Company’s supplemental executive retirement plan of $948,000 due primarily to changes in the Company’s stock price reducing the Company's liability under the SERP.

On January 1, 2006, the Company began accounting for share based payments under the provisions of Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (SFAS 123R).  SFAS 123R requires the share based compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).  All granted options were vested prior to December 31, 2006, therefore no stock option expense was recorded in the six months ended June 30, 2008 and 2007 and there were no unrecognized compensation costs related to stock options previously granted as of those dates.

In August 2006, the Compensation Committee of the Board of Directors implemented a five-year plan to award key members of management restricted stock units each year. The details of the plan were formulated under the 2006 Incentive Plan approved by the Company’s shareholders in their annual meeting held in April, 2006. The plan allows up to 700,000 shares to be granted to employees.  Units granted each year will be determined based upon the performance of individual subsidiaries and consolidated annual financial performance. Additional units may be granted in 2011 based upon five-year cumulative performance.  Each award will vest at the end of five years from the date of grant, or at the time a recipient reaches age 65, if earlier.  Compensation expense of $837,000 and $1,344,000 has been recorded in the three and six month periods ended June 30, 2008, respectively, to reflect the fair value of the total shares amortized over the portion of the vesting period occurring during the periods.  Compensation expense of $350,000 and $910,000 was recorded in the three and six month periods ended June 30, 2007, respectively, to reflect the fair value of the total shares amortized over the portion of the vesting period occurring during the periods.

For the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007, interest expense decreased $81,000, or 40.3%, to $120,000 from $201,000.  Interest expense as a percentage of net sales was 0.04% and 0.09% for the quarters ended June 30, 2008 and 2007, respectively.  Interest expense for the three months ended June 30, 2008 related primarily to the payment of interest on letters of credit issued by the Company.  The reduction in interest expense was due to significant reductions in collection day charges, unused line of credit fees and amortization of prepaid loan costs under the Company’s new financing arrangement with Wachovia, as compared to these costs under the Company’s previous financing agreement.

For the six months ended June 30, 2008 compared to the six months ended June 30, 2007, interest expense decreased $364,000, or 59.1%, to $252,000 from $616,000.  Interest expense as a percentage of net sales was 0.05% and 0.14% for the six months ended June 30, 2008 and 2007, respectively.  Interest expense for the six months ended June 30, 2008 related primarily to the payment of interest on letters of credit issued by the Company.  The reduction in interest expense was due to significant reductions in collection day charges, unused line of credit fees and amortization of prepaid loan costs under the Company’s new financing arrangement with Wachovia, as compared to these costs under the Company’s previous financing agreement.

Other income, net was $412,000 for the quarter ended June 30, 2008 compared to other income, net of $714,000 for the quarter ended June 30, 2007, for a decrease of $302,000.  Other income, net for the quarters ended June 30, 2008 and 2007 consisted primarily of interest income earned on the Company’s cash balances.  The decrease in interest income is a result of a decrease in cash invested in interest bearing investments combined with lower interest rates.

Other income, net was $839,000 for the six months ended June 30, 2008 compared to other income, net of $1,400,000 for the six months ended June 30, 2007, for a decrease of $561,000.  Other income, net for the six months ended June 30, 2008 and 2007 consisted primarily of interest income earned on the Company’s cash balances.  The decrease in interest income is a result of a decrease in cash invested in interest bearing investments combined with lower interest rates.

For the three months ended June 30, 2008, the Company recorded income tax expense of $11,921,000, compared to income tax expense of $10,584,000 for the three months ended June 30, 2007.  This resulted in effective tax rates for the three months ended June 30, 2008 and 2007 of 36.1% and 36.3%, respectively.

For the six months ended June 30, 2008, the Company recorded income tax expense of $22,080,000, compared to income tax expense of $19,330,000 for the six months ended June 30, 2007.  This resulted in effective tax rates for the six months ended June 30, 2008 and 2007 of 36.4% and 36.3%, respectively.

For the three months ended June 30, 2008, the Company had net income of $21,072,000, compared to $18,505,000 for the three months ended June 30, 2007, an increase of $2,567,000, or 13.9%.  Earnings per diluted share for the three months ended June 30, 2008 were $0.93, compared to $0.83 for the quarter ended June 30, 2007, an increase of $0.10, or 12.0%.  Diluted shares outstanding for the three months ended June 30, 2008 and 2007 were 22,633,760 and 22,400,284, respectively.  The increase in shares outstanding is primarily due to the exercise of stock options by employees of the Company.

For the six months ended June 30, 2008, the Company had net income of $38,591,000 compared to $33,839,000 for the six months ended June 30, 2007, an increase of $4,752,000, or 14.0%.  Earnings per diluted share for the six months ended June 30, 2008 were $1.71 compared to $1.52 for the quarter ended June 30, 2007, an increase of $0.19, or 12.5%.  Diluted shares outstanding for the six months ended June 30, 2008 and 2007 were 22,592,148 and 22,298,140, respectively.  The increase in shares outstanding is primarily due to the exercise of stock options by employees of the Company.

The backlog of orders at June 30, 2008 was $264,623,000 compared to $235,381,000, including the backlog of Peterson at June 30, 2007, for an increase of $29,242,000, or 12.4%. The increase in the backlog of orders at June 30, 2008 compared to June 30, 2007 related primarily to an increase in domestic backlog of $27,008,000.  The increase in domestic backlog at June 30, 2008 occurred primarily in the Asphalt Group and was offset by a small decrease in domestic backlog in the Mobile Asphalt Paving Group.  Domestic backlog for all other segments changed only nominally.  International backlog at June 30, 2008 remained relatively flat compared to June 30, 2007.  The Company is unable to determine whether the continued strength of the backlog was experienced by the industry as a whole.

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

The Wachovia credit facility is unsecured and has an original term of three years (which is subject to further extensions as provided therein).  The interest rate for borrowings is a function of the Adjusted LIBOR Rate or Adjusted LIBOR Market Index Rate, as elected by the Company, plus a margin based upon a leverage ratio pricing grid ranging between 0.5% and 1.5%.  As of June 30, 2008, if any loans would have been outstanding, the applicable margin based upon the leverage ratio pricing grid would equal 0.5%.  The Wachovia credit facility requires no principal amortization and interest only payments are due, in the case of loans bearing interest at the Adjusted LIBOR Market Index Rate, monthly in arrears and, in the case of loans bearing interest at the Adjusted LIBOR Rate, at the end of the applicable interest period therefore.  The Wachovia credit agreement contains certain financial covenants related to minimum fixed charge coverage ratios, minimum tangible net worth and maximum allowed capital expenditures.  At June 30, 2008, the Company had borrowing availability of $93,352,000, net of letters of credits of $6,648,000, on its revolver.  No amounts were outstanding under the credit facility at June 30, 2008.

The Company was in compliance with the financial covenants under its credit facility as of June 30, 2008.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., (Osborn) has available a credit facility of approximately $6,741,000 (ZAR 50,000,000) to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. As of June 30, 2008, Osborn had no outstanding borrowings under the credit facility, but approximately $1,496,000 in performance and retention bonds were guaranteed under the facility.  The facility is secured by Osborn's buildings and improvements, accounts receivable and cash balances and a $2,000,000 letter of credit issued by the parent Company.  The portion of the available facility not secured by the $2,000,000 letter of credit fluctuates monthly based upon seventy-five percent (75%) of Osborn's accounts receivable plus total cash balances at the end of the prior month.  As of June 30, 2008, Osborn Engineered Products had available credit under the facility of approximately $5,245,000.

Net cash provided by operating activities for the six months ended June 30, 2008 was $18,631,000, compared to $34,281,000 for the six months ended June 30, 2007, a decline of $15,650,000.  The primary differences in cash provided by operating activities are increases in trade and other receivables of $4,748,000 over the prior year increase and inventory of $15,171,000 over the prior year increase.  Impacting operating cash flows in 2008 was an increase in the provision for warranty reserves which is $3,208,000 in excess of the prior year’s provision.

Net cash used by investing activities for the six months ended June 30, 2008 was $14,143,000, compared to $20,859,000 for the six months ended June 30, 2007, a decline of $6,716,000.  The decrease in net cash used by investing activities for the six months ended June 30, 2008 compared to the same period of 2007 relates primarily to a reduction of $6,491,000 in the purchase of investment securities.

Net cash provided by financing activities for the six months ended June 30, 2008 was $1,519,000, compared to $13,212,000 for the six months ended June 30, 2007, a decline of $11,693,000.  The decrease in net cash provided by financing activities for the six months ended June 30, 2008, compared to the same period of 2007, relates primarily to a $8,566,000 reduction in the proceeds from the exercise of stock options by Company employees in 2008 as compared with 2007, combined with a reduction in the tax benefit of those option exercises of $2,316,000.

The Company believes that its current working capital, cash flows generated from future operations and available capacity under its credit facilities will be sufficient to meet the Company's working capital and capital expenditure requirements through June 30, 2009.

Capital expenditures for 2008 are forecasted to total approximately $43,000,000, which includes amounts added to the Company’s forecast in early 2008 for additional plant buildings and equipment to provide increased production capacity.  The Company expects to finance these expenditures using currently available cash balances and internally generated funds.

Off-balance Sheet Arrangements
As of June 30, 2008, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contingencies
During the six months ended June 30, 2008, there were no substantial changes in our commitments or contractual liabilities.

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

Recent Development
On August 5, 2008, Astec Industries, Inc., a Tennessee corporation (“Astec”), and the shareholders (the “Sellers”) of Dillman Equipment, Inc., a Wisconsin corporation (“Dillman”), entered into a definitive agreement (the “Agreement”) which provides for Astec’s acquisition of all of the outstanding capital stock of Dillman.  The purchase is expected to close on or about October 1, 2008.

In  connection  with  this transaction, Astec entered into a separate agreement  with  two  of  the  Dillman  shareholders to purchase all of the outstanding  capital  stock  of  Double  L  Investments,  Inc., a Wisconsin corporation  which  owns  the real estate and improvements used by Dillman.  In addition, the terms of an employment contract with Brian Dillman were agreed upon.

The agreements stipulate a combined purchase price of $21,300,000 to be paid to the Sellers.  Astec has deposited $8,000,000 into escrow coincident with the signing of the Agreement.  The transactions will be funded from available cash on hand.

Dillman’s revenues for the last two fiscal years (ending on September 30, 2008) are expected to average approximately $37,000,000 per year.

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

Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of the Security Holders
Our annual meeting of stockholders was held on April 24, 2008.  At the annual meeting, the following matters were voted on with the following results:

Election of Directors
At the annual meeting, William D. Gehl, Ronald Green and Phillip E. Casey were elected to serve as Class I directors for three-year terms expiring at the 2011 annual meeting of stockholders.  The Company solicited proxies for the meeting pursuant to Regulation 14 under the Act, there was no solicitation in opposition to the Company’s nominees as listed in the Company’s definitive Proxy Statement dated March 5, 2008, and all such nominees were elected.
Voting results were as follows:

Name of Director	Votes For	Votes Withheld	Abstentions
William D. Gehl	19,940,825	250,587	-
Ronald F. Green	19,592,699	598,713	-
Phillip E. Casey	19,967,847	223,565	-

Ratification of the Company’s Independent Registered Public Accounting Firm
At the annual meeting, the stockholders ratified the appointment of Ernst and Young LLP by the Audit Committee of the Board of Directors of the Company as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.  Although such ratification is not required by the Company’s Bylaws or otherwise, the Board of Directors submitted the selection of Ernst & Young LLP to its shareholders for ratification as a matter of good corporate practice.  Voting results were as follows:

	Votes For	Votes Against	Abstentions
The ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2008.	20,082,034	106,231	3,147

Item 6.  Exhibits

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Astec Industries Inc, adopted on March 14, 1990 and as amended on July 29, 1993, July 27, 2007 and July 23, 2008.
10.1	Stock Purchase Agreement by and among Astec Industries, Inc., Dillman Equipment, Inc. and the “Sellers” Referred to Herein dated August 5, 2008.
10.2	Stock Purchase Agreement by and among Astec Industries, Inc., Double L Investments, Inc. and the “Sellers” Referred to Herein dated August 5, 2008.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ASTEC INDUSTRIES, INC. (Registrant)

Date August 8, 2008	/s/ J. Don Brock
J. Don Brock Chairman of the Board and President

Date August 8, 2008	/s/ F. McKamy Hall
F. McKamy Hall Chief Financial Officer, Vice President, and Treasurer

EXHIBIT INDEX
3.1	Amended and Restated Bylaws of Astec Industries Inc, adopted on March 14, 1990 and as amended on July 29, 1993, July 27, 2007 and July 23, 2008.
10.1	Stock Purchase Agreement by and among Astec Industries, Inc., Dillman Equipment, Inc. and the “Sellers” Referred to Herein dated August 5, 2008.
10.2	Stock Purchase Agreement by and among Astec Industries, Inc., Double L Investments, Inc. and the “Sellers” Referred to Herein dated August 5, 2008.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.