Form 10-Q
period 2008-09-30
ASTEC INDUSTRIES INC
filed 2008-11-06
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at October 29, 2008
Common Stock, par value $0.20	22,406,417

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

Astec Industries, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (in thousands)
	September 30, 2008 (unaudited)	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$28,839	$34,636
Trade receivables, net	92,199	84,198
Other receivables	1,713	3,289
Inventories	249,378	210,819
Prepaid expenses and other	6,440	6,926
Deferred income tax assets	10,718	8,864
Total current assets	389,287	348,732
Property and equipment, net	147,822	141,528
Investments	26,603	18,529
Goodwill	25,837	26,416
Other	15,928	7,365
Total assets	$605,477	$542,570
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$55,115	$54,840
Accrued product warranty	10,308	7,827
Customer deposits	31,977	37,751
Accrued payroll and related liabilities	10,996	12,556
Accrued loss reserves	3,003	2,859
Income taxes payable	4,462	2,703
Other accrued liabilities	27,385	25,357
Total current liabilities	143,246	143,893
Deferred income tax liabilities	12,756	8,361
Other	12,649	12,843
Minority interest	836	884
Total shareholders' equity	435,990	376,589
Total liabilities and shareholders' equity	$605,477	$542,570

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. and Subsidiaries Condensed Consolidated Statements of Income (in thousands, except share and per share amounts) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$237,443	$206,239	$778,218	$648,216
Cost of sales	178,640	157,678	586,906	486,339
Gross profit	58,803	48,561	191,312	161,877
Selling, general, administrative and engineering expenses	34,269	31,926	106,638	92,774
Income from operations	24,534	16,635	84,674	69,103
Interest expense	276	149	528	765
Other income, net of expense	260	638	1,099	2,038
Income before income taxes and minority interest	24,518	17,124	85,245	70,376
Income taxes	8,512	5,482	30,593	24,812
Income before minority interest	16,006	11,642	54,652	45,564
Minority interest in earnings of subsidiary	44	68	99	151
Net income	$15,962	$11,574	$54,553	$45,413

Earnings per common share
Net income:
Basic	$0.72	$0.52	$2.45	$2.08
Diluted	$0.71	$0.51	$2.41	$2.03
Weighted average common shares outstanding:
Basic	22,289,973	22,116,275	22,270,121	21,881,565
Diluted	22,600,978	22,581,075	22,595,174	22,393,677

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$54,553	$45,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,840	11,136
Provision for doubtful accounts, net	161	327
Provision for inventory reserve	2,810	2,174
Provision for warranty reserve	14,114	9,105
Deferred compensation provision (benefit)	(573)	2,194
Trading securities transactions, net	(1,829)	(1,656)
Stock-based compensation	1,970	1,395
Tax benefit from stock option exercise	(416)	(4,269)
Deferred income tax benefit	(225)	(2,414)
(Gain) Loss on sale and disposition of fixed assets	(39)	16
Minority interest in earnings of subsidiary	99	151
(Increase) decrease in:
Trade and other receivables	(6,586)	(6,862)
Inventories	(41,369)	(33,784)
Prepaid expenses and other	1,574	1,323
Other assets	(1,009)	1,124
Increase (decrease) in:
Accounts payable	275	7,702
Accrued product warranty	(11,633)	(8,783)
Customer deposits	(5,774)	12,282
Income taxes payable	2,174	6,864
Other accrued liabilities	950	3,592
Net cash provided by operating activities	22,067	47,030
Cash flows from investing activities:
Purchase of Peterson, Inc., net of cash acquired of $1,702	-	(19,627)
Deposit on acquisition of Dillman Equipment, Inc.	(8,000)	-
Expenditures for property and equipment	(19,639)	(30,628)
Proceeds from sale of property and equipment	161	174
Cash paid for acquisition of minority shares	(28)	(106)
Cash received from sale of minority shares	29	72
Purchase of investment securities	-	(6,892)
Net cash used by investing activities	(27,477)	(57,007)
Cash flows from financing activities:
Repayment of loan assumed in purchase of Peterson, Inc.	-	(7,500)
Tax benefit from stock option exercise	416	4,269
Supplemental executive retirement plan (SERP) transactions, net	(221)	1,468
Proceeds from issuance of common stock	1,261	13,619
Net cash provided by financing activities	1,456	11,856
Effect of exchange rate changes on cash	(1,843)	1,407
Net increase (decrease) in cash and cash equivalents	(5,797)	3,286
Cash and cash equivalents at beginning of period	34,636	44,878
Cash and cash equivalents at end of period	$28,839	$48,164

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity
For the Nine Months Ended September 30, 2008
(in thousands, except shares)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Company Shares Held by SERP	Retained Earnings	Total Shareholders’ Equity
Balance December 31, 2007	22,299,125	$4,460	$114,256	$5,186	$(1,705)	$254,392	$376,589
Net income						54,553	54,553
Other comprehensive income:
Foreign currency translation adjustment				(3,135)			(3,135)
Unrealized gain on available-for-sale investment securities, net of tax				4,581			4,581
Change in unrecognized pension and post retirement benefit costs, net of tax				(24)			(24)
Comprehensive income							55,975
Stock incentive plan expense	2,561	1	1,969				1,970
Exercise of stock options, including tax benefits	67,641	13	1,664				1,677
SERP transactions, net			20		(241)		(221)
Balance, September 30, 2008	22,369,327	$4,474	$117,909	$6,608	$(1,946)	$308,945	$435,990

See Notes to Unaudited Condensed Consolidated Financial Statements

ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Astec Industries, Inc. and Subsidiaries Annual Report on Form 10-K for the year ended December 31, 2007.

The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides guidance on how to measure assets and liabilities that use fair value.  SFAS No. 157 applies whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  This standard also requires additional disclosures in both annual and quarterly reports.  Portions of SFAS No. 157 were effective for financial statements issued for fiscal years beginning after November 15, 2007, and the Company began applying those provisions effective January 1, 2008.  The adoption of this statement did not have a significant impact on the Company’s financial statements.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), which addresses the accounting and reporting framework for minority interests by a parent company. SFAS 160 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. The provisions of SFAS 160 will become effective beginning with fiscal years beginning after December 15, 2008 and the Company will begin applying its provisions effective January 1, 2009.  We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”).   The objective of this statement is to require enhanced disclosures about an entity’s derivative and hedging activities and to improve the transparency of financial reporting.   Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company will adopt the standard as of January 1, 2009.  The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2008, FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its consolidated financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net income	$15,962,000	$11,574,000	$54,553,000	$45,413,000
Denominator:
Denominator for basic earnings per share	22,289,973	22,116,275	22,270,121	21,881,565
Effect of dilutive securities:
Employee stock option & incentive plans	218,824	379,791	235,712	414,218
Supplemental Executive Retirement Plan	92,181	85,009	89,341	97,894
Denominator for diluted earnings per share	22,600,978	22,581,075	22,595,174	22,393,677

Net income per share:
Basic	$0.72	$0.52	$2.45	$2.08
Diluted	$0.71	$0.51	$2.41	$2.03

A total of 1,840 options were antidilutive for the three months ended September 30, 2008 and no options were antidilutive for the three months ended September 30, 2007.  A total of 1,334 and 110 options were antidilutive for the nine months ended September 30, 2008 and 2007, respectively.  Antidilutive options are not included in the diluted earnings per share computation.

Note 3.  Receivables
Receivables are net of allowance for doubtful accounts of $1,703,000 and $1,713,000 as of September 30, 2008 and December 31, 2007, respectively.

Note 4.  Inventories
Inventories are stated at the lower of first-in, first-out cost or market and consist of the following:
	(in thousands)
	September 30, 2008	December 31, 2007
Raw materials and parts	$119,145	$96,719
Work-in-process	54,650	54,128
Finished goods	62,996	51,027
Used equipment	12,587	8,945
Total	$249,378	$210,819

The above inventory amounts are net of reserves totaling $11,950,000 and $11,548,000 as of September 30, 2008 and December 31, 2007, respectively.

Note 5.  Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation of $132,467,000 and $122,689,000 as of September 30, 2008 and December 31, 2007, respectively.

Note 6.  Fair Value of Investments
The Company’s investments consist of the following (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
September 30, 2008:
Available-for-sale equity securities	$10,305	$5,881	$--	$16,186
Trading equity securities	2,642	--	131	2,511
Trading debt securities	9,534	20	411	9,143
	$22,481	$5,901	$542	$27,840

December 31, 2007:
Available-for-sale equity securities	$10,305	$--	$1,483	$8,822
Trading equity securities	3,011	103	167	2,947
Trading debt securities	6,861	49	1	6,909
	$20,177	$152	$1,651	$18,678

Management reviews several factors to determine whether a loss is other than temporary, such as the length of time a security is in an unrealized loss position, the extent to which fair value is less than amortized cost, the financial condition and near term prospects of the issuer and the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Management determined that the gross unrealized loss on available-for-sale equity securities as of December 31, 2007 was considered temporary and, therefore, it was recorded in other comprehensive income in the periods in which it arose.

Available-for-sale equity securities are comprised of actively traded marketable equity securities with quoted prices on national markets, and thus the unrealized gain shown in the table above is included in other comprehensive income as of September 30, 2008.  These securities were sold in October 2008 at a realized gain of $6,195,000, which will be included in fourth quarter 2008 earnings.

Trading equity securities are mainly mutual funds purchased by the Company's SERP, an unqualified defined contribution plan, to fund a portion of the Company’s liability under the plan.

Trading debt securities are comprised mainly of marketable debt securities held by Astec Insurance Company. At September 30, 2008 and December 31, 2007, respectively, $1,237,000 and $149,000 of trading debt securities were due to mature within twelve months and, accordingly, are included in prepaid expenses and other current assets.

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

The table below categorizes the Company’s investments based upon the lowest level of significant input to the valuation (in thousands).

	Investments at September 30, 2008
	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$16,186	$-	$-	$16,186
Trading equity securities	2,511	-	-	2,511
Trading debt securities	-	9,143	-	9,143
Total	$18,697	$9,143	$-	$27,840

Note 7.  Goodwill

At September 30, 2008 and December 31, 2007, the Company had goodwill in the amount of $25,837,000 and $26,416,000, respectively.

The changes in the carrying amount of goodwill by operating segment for the periods ended September 30, 2008 are as follows:
	Asphalt Group	Aggregate and Mining Group	(in thousands) Mobile Asphalt Paving Group	Underground Group	Other	Total
Balance December 31, 2007	$1,157	$17,799	$1,646	$-	$5,814	$26,416
Foreign currency translation	-	(323)	-	-	-	(323)
Balance March 31, 2008	1,157	17,476	1,646	-	5,814	26,093
Foreign currency translation	-	90	-	-	-	90
Purchase price adjustment	-	-	-	-	(7)	(7)
Balance June 30, 2008	1,157	17,566	1,646	-	5,807	26,176
Foreign currency translation	-	(339)	-	-	-	(339)
Balance September 30, 2008	$1,157	$17,227	$1,646	$-	$5,807	$25,837

Note 8.  Debt
During April 2007, the Company entered into an unsecured credit agreement with Wachovia Bank, National Association (“Wachovia”), whereby Wachovia has extended to the Company an unsecured line of credit of up to $100,000,000, including a sub-limit for letters of credit of up to $15,000,000.  The Wachovia credit agreement replaced the previous $87,500,000 secured credit facility the Company had in place with General Electric Capital Corporation and General Electric Capital-Canada.

The Wachovia credit facility is unsecured and has an original term of three years (which is subject to further extensions as provided therein).  The interest rate for borrowings is a function of the Adjusted LIBOR Rate or Adjusted LIBOR Market Index Rate, as elected by the Company, plus a margin based upon a leverage ratio pricing grid ranging between 0.5% and 1.5%.  As of September 30, 2008, if any loans would have been outstanding, the applicable margin based upon the leverage ratio pricing grid would equal 0.5%.  The Wachovia credit facility requires no principal amortization and interest only payments are due, in the case of loans bearing interest at the Adjusted LIBOR Market Index Rate, monthly in arrears and, in the case of loans bearing at the Adjusted LIBOR Rate, at the end of the applicable interest period therefore.  The Wachovia credit agreement contains certain financial covenants related to minimum fixed charge coverage ratios, minimum tangible net worth and maximum allowed capital expenditures.  At September 30, 2008, the Company had borrowing availability of $89,915,000, net of letters of credits of $10,085,000, on the Wachovia credit facility.  No amounts were outstanding under the credit facility at September 30, 2008.

The Company was in compliance with the financial covenants under its credit facility as of September 30, 2008.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd. (“Osborn”), has an available credit facility of approximately $6,450,000 (ZAR 50,000,000) to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. As of September 30, 2008, Osborn had advances of $1,159,000, plus performance and retention bonds of $1,713,000 issued under the credit facility.  The facility is secured by Osborn's buildings and improvements, accounts receivable and cash balances and a $2,000,000 letter of credit issued by the parent company.  The portion of the available facility not secured by the $2,000,000 letter of credit fluctuates monthly based upon 75% of Osborn's accounts receivable plus total cash balances at the end of the prior month and $1,998,000 allocated for buildings and improvements.  As of September 30, 2008, Osborn had available credit under the facility of approximately $3,578,000.

Note 9.  Product Warranty Reserves
Changes in the Company's product warranty liability for the three and nine month periods ended September 30, 2008 and 2007 are as follows:

	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Reserve balance at the beginning of the period	$9,757	$8,137	$7,827	$7,184
Warranty liabilities accrued during the period	4,537	2,736	14,114	9,105
Warranty liabilities settled during the period	(3,986)	(2,852)	(11,633)	(8,268)
Reserve balance at the end of the period	$10,308	$8,021	$10,308	$8,021

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

Note 11.  Uncertainty in Income Taxes
The Company's liability recorded for uncertain tax positions as of September 30, 2008 has not changed significantly in amount or composition since December 31, 2007.

Note 12.  Segment Information
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

	(in thousands)
	Three Months Ended September 30, 2008
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$56,658	$90,268	$27,993	$40,443	$22,081	$237,443
Intersegment sales	7,759	8,856	632	659	-	17,906
Gross profit	17,045	20,402	6,547	11,318	3,491	58,803
Gross profit percent	30.1%	22.6%	23.4%	28.0%	15.8%	24.8%
Segment profit	$10,675	$10,773	$1,465	$6,583	$(11,948)	$17,548

	(in thousands)
	Nine Months Ended September 30, 2008
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$200,572	$273,753	$130,180	$109,298	$64,415	$778,218
Intersegment sales	16,352	20,373	3,813	3,586	-	44,124
Gross profit	54,652	66,087	32,696	26,728	11,149	191,312
Gross profit percent	27.2%	24.1%	25.1%	24.5%	17.3%	24.6%
Segment profit	$33,964	$32,942	$16,030	$11,972	$(38,724)	$56,184

	(in thousands)
	Three Months Ended September 30, 2007
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$51,860	$81,801	$33,323	$28,335	$10,920	$206,239
Intersegment sales	3,556	3,633	1,274	1,493	-	9,956
Gross profit	12,375	18,700	8,096	7,498	1,892	48,561
Gross profit percent	23.9%	22.9%	24.3%	26.5%	17.3%	23.5%
Segment profit	$6,656	$8,154	$3,542	$3,223	$(9,794)	$11,781

	(in thousands)
	Nine Months Ended September 30, 2007
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$183,507	$253,138	$117,662	$82,988	$10,921	$648,216
Intersegment sales	10,904	9,126	4,892	9,281	-	34,203
Gross profit	48,358	62,444	28,999	20,209	1,867	161,877
Gross profit percent	26.4%	24.7%	24.6%	24.4%	17.1%	25.0%
Segment profit	$29,827	$30,859	$14,768	$6,515	$(36,534)	$45,435

A reconciliation of total segment profits to the Company's consolidated totals is as follows:

	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total segment profits	$17,548	$11,781	$56,184	$45,435
Minority interest in earnings	(44)	(68)	(99)	(151)
Recapture (elimination) of intersegment profit	(1,542)	(139)	(1,532)	129
Consolidated net income	$15,962	$11,574	$54,553	$45,413

Note 13.  Contingent Matters
Certain customers have financed purchases of the Company’s products through arrangements in which the Company is contingently liable for customer debt of approximately $209,000 at September 30, 2008 and was contingently liable for customer debt of approximately $629,000 and for residual value guarantees aggregating approximately $147,000 at December 31, 2007.  At September 30, 2008, the maximum potential amount of future payments under these guarantees for which the Company would be liable is equal to $209,000.  The Company does not believe it will be called on to fulfill any of these contingencies, and therefore the carrying amounts on the consolidated balance sheets of the Company for these contingent liabilities are zero.

In addition, the Company is contingently liable under letters of credit totaling approximately $10,085,000, including a $2,000,000 letter of credit issued on behalf of Osborn, the Company’s South African subsidiary.  The outstanding letters of credit expire at various dates through October 2009. Osborn is contingently liable for a total of $1,713,000 in performance and retention bonds.  As of September 30, 2008, the maximum potential amount of future payments under these letters of credit and bonds for which the Company could be liable is approximately $11,798,000.

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

Note 14.  Stock-based Compensation

Under terms of the Company’s stock option plans, officers and certain other employees were granted options to purchase the Company’s common stock at no less than 100% of the market price on the date the option was granted.  The Company has reserved shares of common stock for exercise of outstanding non-qualified options and incentive options of officers and employees of the Company and its subsidiaries at prices determined by the Board of Directors.  In addition, a Non-employee Directors Stock Incentive Plan has been established to allow non-employee directors to have a personal financial stake in the Company through an ownership interest.  Directors may elect to receive their compensation in cash, common stock, deferred stock or stock options.  For 2008, all the directors elected to receive their compensation in either common stock or deferred stock.  Total compensation expense for these director related shares equaled $49,000 and $133,000 for the three and nine month periods ended September 30, 2008, respectively.  Options granted under the Non-employee Directors Stock Incentive Plan vest and become fully exercisable immediately.  Generally, other options granted vested over 12 months.  All stock options have a ten-year term. All granted options were vested prior to December 31, 2006, therefore no stock option expense was recorded in the nine months ended September 30, 2008 and 2007 and there are no unrecognized compensation costs related to stock options previously granted as of those dates.

In August 2006, the Compensation Committee of the Board of Directors implemented a five-year plan to award key members of management restricted stock units each year. The details of the plan were formulated under the 2006 Incentive Plan approved by the Company’s shareholders in their annual meeting held in April, 2006. The plan allows up to 700,000 shares to be granted to employees.  Units granted each year will be determined based upon the performance of individual subsidiaries and consolidated annual financial performance. Additional units may be granted in 2011 based upon five-year cumulative performance.  Each award will vest at the end of five years from the date of grant, or at the time a recipient reaches age 65, if earlier. Compensation expense of $494,000 and $1,837,000 has been recorded in the three and nine month periods ended September 30, 2008, respectively, to reflect the fair value of the total shares amortized over the portion of the vesting period occurring during the periods.  Compensation expense of $485,000 and $1,395,000 was recorded in the three and nine month periods ended September 30, 2007, respectively, to reflect the fair value of the total shares amortized over the portion of the vesting period occurring during the periods.

Note 15.  Seasonality
Based upon historical results of the past several years and expected results for this year, 76% to 79% of the Company's business volume typically occurs during the first nine months of the year.  During the usual seasonal trend, the first three quarters of the year are the Company's stronger quarters for business volume, with the fourth quarter normally being the weakest quarter.

Note 16.  Comprehensive Income
Total comprehensive income for the three month periods ended September 30, 2008 and 2007 was $19,568,000 and $12,993,000, respectively.  Total comprehensive income for the nine month periods ended September 30, 2008 and 2007 was $55,975,000 and $48,350,000, respectively.  The components of comprehensive income for the periods indicated are set forth below:

	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$15,962	$11,574	$54,553	$45,413
Change in unrecognized pension and post retirement benefit costs, net of tax	(83)	9	(24)	25
Unrealized gain (loss) on available for sale securities, net of tax	5,005	(4)	4,581	(4)
Foreign currency translation adjustments	(1,316)	1,414	(3,135)	2,916
Total comprehensive income	$19,568	$12,993	$55,975	$48,350

Note 17.  Other Income, net of expense
For the three months ended September 30, 2008 and 2007, the Company had other income, net of expenses, totaling $260,000 and $638,000, respectively.  For the nine months ended September 30, 2008 and 2007, the Company had other income, net of expenses, totaling $1,099,000 and $2,038,000, respectively.  Major items comprising the net totals for the periods are as follows:
	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income	$268	$850	$907	$2,278
Realized loss on investments	(327)	-	(392)	-
Gain (loss) on foreign currency transactions	120	(300)	164	(430)
Other	199	88	420	190
Total	$260	$638	$1,099	$2,038

Note 18.  Business Combination
On July 31, 2007 the Company acquired all of the outstanding capital stock of Peterson, Inc., an Oregon company, for approximately $21,098,000 plus transaction costs of approximately $252,000.  In addition to the purchase price paid to the sellers, the Company also paid off approximately $7,500,000 of outstanding Peterson debt coincident with the purchase. The effective date of the purchase was July 1, 2007, and the results of Peterson’s operations have been included in the consolidated financial statements since that date. The transaction resulted in the recognition of approximately $5,807,000 of goodwill.  During June 2008, the purchase price allocation was finalized and funds previously held in escrow have been distributed.  No significant adjustments to amounts previously recorded were made as a result of the final accounting.

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

Note 19.  Subsequent Events

Business Combination-
On October 1, 2008, the Company consummated its purchase of all the outstanding stock of Dillman Equipment, Inc., a Wisconsin corporation (“Dillman”) and Double L Investments, Inc., a Wisconsin corporation which owned the real estate and improvements used by Dillman, for approximately $21,200,000, of which $8,000,000 was deposited into escrow prior to September 30, 2008.  Subsequent to the closing, the assets of the two corporations were transferred to Astec, Inc., a subsidiary of Astec Industries, Inc. and Dillman will operate as a division of Astec, Inc. from its current location in Prairie du Chien, Wisconsin.

Dillman was incorporated in 1994 and is a leading manufacturer of asphalt plant equipment.  The company supplies the asphalt industry with asphalt plant equipment that includes asphalt storage silos, DuoDrumTM counterflow drum plants, cold feed systems, recycle systems, baghouses, dust silos, air pollution control systems, portable asphalt plants, drag slats, transfer conveyors, plant controls, control houses, silos asphalt storage tanks, parts, and field services.

As the transaction was not complete at September 30, 2008, the related assets, liabilities and results of operations of Dillman are not included in the September 30, 2008 financial statements.

Sale of Available for Sale Investment Securities-
In October 2008 the Company sold an equity investment previously accounted for as available for sale securities.  The sales price of this investment was $16,500,000, and the resulting pretax gain of $6,195,000 will be included in the fourth quarter 2008 results.

Purchase of Real Estate and Improvements Used by Peterson-
As part of the acquisition of Peterson, the company was granted the option to purchase the real estate and improvements used by Peterson from Peterson’s former majority owner and his wife at a later date.  The company exercised this option and purchased the real estate and improvements for $7,000,000 in October 2008.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words, “will,” “would,” “should,” “could,” “believes,” “anticipates,” “intends,” and “expects” and similar expressions.  Such forward-looking statements include, without limitation, statements regarding the Company's expected sales and results of operations during 2008, the Company's expected effective tax rates for 2008, the Company's expected capital expenditures in 2008, the expected benefit and impact of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through September 30, 2009, the impact of the enactment of Safe, Accountable, Flexible and Efficient Transportation Equity Act - A Legacy for Users (SAFETEA-LU) or any future state or federal funding for transportation construction programs, the need for road improvements, the impact of other public sector spending and funding mechanisms, the Company's backlog levels, changes in the economic environment as it affects the Company, the timing and impact of changes in the economy, the market confidence of customers and dealers, the Company's general liability insurance coverage for product liability and other similar tort claims, the Company being called upon to fulfill certain contingencies, the expected contributions by the Company to its pension plan, its post-retirement plan and other benefits, the expected dates of granting of restricted stock units, changes in interest rates and the impact of such changes on the financial results of the Company, changes in the prices of steel and oil, the ability of the Company to offset future changes in prices in raw materials, the change in the level of the Company's presence and sales in international markets, the seasonality of the Company’s business, the outcome of audits by taxing authorities, the amount or value of unrecognized tax benefits, the Company’s discussion of its critical accounting policies and the ultimate outcome of the Company's current claims and legal proceedings.

These forward-looking statements are based largely on management's expectations, which are subject to a number of known and unknown risks, uncertainties and other factors discussed in this Report and in other documents filed by the Company with the Securities and Exchange Commission, which may cause actual results, financial or otherwise, to be materially different from those anticipated, expressed or implied by the forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements to reflect future events or circumstances.

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

The Company has 14 manufacturing companies, 13 of which fall within four reportable operating segments, which include the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group.  The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment, and storage tanks for the asphalt paving and other unrelated industries.  The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries.  The business units in the Mobile Asphalt Paving Group design, manufacture and market asphalt pavers, material transfer vehicles, milling machines, stabilizers and screeds.  The business units in the Underground Group design, manufacture and market a complete line of trenching equipment, directional drills and auger boring machines for the underground construction market, as well as drills for the oil and gas industry.  The Company also has one other category, which contains the business units that do not meet the requirements for separate disclosure as an operating segment.  The business units in the Other category include Peterson Pacific Corp. (Peterson), Astec Insurance Company and Astec Industries, Inc., the parent company.  Peterson designs, manufactures and markets whole-tree pulp wood chippers, horizontal grinders and blower trucks.  Astec Insurance Company is a captive insurance provider.

The Company's financial performance is affected by a number of factors, including the cyclical nature and varying conditions of the markets it serves.  Demand in these markets fluctuates in response to overall economic conditions and is particularly sensitive to the amount of public sector spending on infrastructure development, privately funded infrastructure development and changes in the price of crude oil, which drives the costs of fuel and liquid asphalt.

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

President Bush signed legislation on September 15, 2008 to return $8 billion in highway user fees transferred from the Highway Trust Fund (HTF) to the federal General Fund by the 1998 surface transportation bill, TEA-21.  The law makes the additional revenue available immediately to meet obligations for fiscal year 2008 and going forward in fiscal year 2009.

The public sector spending described above is needed to fund road, bridge and mass transit improvements.  The Company believes that increased funding will be needed to restore the nation's highways to a quality level required for safety, fuel efficiency and mitigation of congestion, and amounts needed for such improvements are significantly greater than amounts approved.

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and its impact on customers’ purchase decisions and the price of steel may each affect the Company’s financial performance. Economic downturns generally result in decreased purchasing by the Company’s customers, which, in turn, causes reductions in sales and increased pricing pressure on the Company’s products.  The Company expects that the current economic conditions will negatively affect demand for its products. Additionally, when interest rates rise, they typically have the effect of negatively impacting customers’ attitudes toward purchasing equipment.  The Company expects only slight changes in interest rates in the remainder of 2008 and does not expect such changes to have a material impact on the financial results of the Company.

Significant portions of the Company's revenues relate to the sale of equipment that produces asphalt mix.  A major component of asphalt is oil and oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline.  An increase in the price of oil increases the cost of providing asphalt, which typically decreases demand for asphalt, and could decrease demand for certain Company products.  However, the Company’s equipment can use a significant amount of recycled asphalt pavement, thereby mitigating the cost of asphalt for the customer.  The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt mix.  In addition, the Company's customers appear to be adapting their prices in response to fluctuating oil prices, and the fluctuations do not appear to be significantly impairing their equipment purchases at this time.

Steel is a major component in the Company’s equipment. Steel prices retracted somewhat during 2005 and 2006 from record highs during 2004 but returned to historically high levels during 2008.  Steel prices increased significantly during the first eight months of 2008, and the Company increased sales prices during the first half of 2008 to offset these rising steel costs.  Late in the third quarter of 2008, steel prices began to decline.

In addition to the factors stated above, many of the Company’s markets are highly competitive, and its products compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. The reduced value of the dollar relative to many foreign currencies and the positive economic conditions in certain foreign economies during the first half of the year had a positive impact on the Company’s international sales.  During the third quarter the dollar began to strengthen against many foreign currencies.  A revaluation of the dollar could have a negative impact on the Company’s international sales.

Results of Operations
For the three months ended September 30, 2008, net sales increased $31,204,000, or 15.1%, to $237,443,000 from $206,239,000 for the three months ended September 30, 2007.  Sales are generated primarily from new equipment purchases made by customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development.  The overall growth in sales for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, is reflective of a weak dollar resulting in stronger international sales, market acceptance of new products, improving market share and increasing sales of recycling equipment, combined with the effect of price increases on the Company’s products.  For the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007, (1) net sales for the Asphalt Group increased approximately $4,798,000, or 9.3%; (2) net sales for the Aggregate and Mining Group increased approximately $8,467,000, or 10.4%; (3) net sales for the Underground Group increased approximately $12,108,000, or 42.7%; and (4) net sales for the Mobile Asphalt Paving Group decreased approximately $5,330,000, or 16.0%.  Parts sales for the quarter ended September 30, 2008 were $54,865,000, compared to $49,186,000 for the quarter ended September 30, 2007, for an increase of $5,679,000, or 11.5%.

For the nine months ended September 30, 2008, net sales increased $130,002,000, or 20.1%, to $778,218,000 from $648,216,000 for the nine months ended September 30, 2007.  Results of operations for the nine months ended September 30, 2008 includes a full nine months of operations from Peterson, which the Company acquired July 1, 2007, whereas results of operations for the same period in 2007 includes only three months of operations from Peterson. The additional six months of operations from Peterson in 2008 increased net sales by $42,337,000.  The overall growth in sales for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, is reflective of a weak dollar resulting in stronger international sales, market acceptance of new products, improving market share and increasing sales of recycling equipment, combined with the effect of price increases on the Company’s products.  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, (1) net sales for the Asphalt Group increased approximately $17,065,000, or 9.3%; (2) net sales for the Aggregate and Mining Group increased approximately $20,615,000, or 8.1%; (3) net sales for the Underground Group increased approximately $26,310,000, or 31.7%; and (4) net sales for the Mobile Asphalt Paving Group increased approximately $12,518,000, or 10.6%.  Parts sales for the nine months ended September 30, 2008 were $157,953,000, compared to $137,212,000 for the nine months ended September 30, 2007, for an increase of $20,741,000, or 15.1%.  The additional six months of operations from Peterson in 2008 increased parts sales by $7,730,000.

For the quarter ended September 30, 2008 compared to the same quarter in 2007, domestic sales increased 2.7% from $131,712,000 to $135,270,000.  Domestic sales for the third quarter increased in the Underground and Aggregate and Mining segments by 33.2% and 1.9%, respectively, while the Asphalt and Mobile Asphalt Paving segments experienced a 7.5% and 19.3% decline, respectively.  Domestic sales accounted for 57.0% of sales and international sales accounted for 43.0% of sales for the three months ended September 30, 2008, compared to 63.9% for domestic sales and 36.1% for international sales for three months ended September 30, 2007.

For the nine months ended September 30, 2008 compared to the same period in 2007, domestic sales increased 7.9% from $454,708,000 to $490,542,000.  Peterson generated $28,473,000 from an additional six months of domestic sales during the nine months ended September 30, 2008, as compared to three months of Peterson sales during the nine months ended September 30, 2007.  Domestic sales increased in the Mobile Asphalt Paving Group and Underground segments by 4.5% and 28.3%, respectively, while domestic sales decreased in the Asphalt and Aggregate and Mining segments by 7.4% and 3.2%, respectively.  Domestic sales accounted for 63.0% of sales and international sales accounted for 37.0% of sales for the nine months ended September 30, 2008, compared to 70.1% for domestic sales and 29.9% for international sales for the nine months ended September 30, 2007.

International sales for the three months ended September 30, 2008, compared to the same period of 2007, increased $27,645,000, or 37.1%, from $74,528,000 to $102,173,000.  International sales increased for the third quarter of 2008 compared to the same period in 2007 in the Middle East, Central America, Southeast Asia, South America, Africa and Europe, while sales decreased in Australia, China and the West Indies.  There were only nominal changes in all other geographic markets.  The Company believes the overall increased level of international sales relates to strong economic conditions in certain foreign markets, weakness of the U.S. dollar compared to most foreign currencies and increased sales efforts by the Company in foreign markets.  For the three months ended September 30, 2008 compared to the same period of 2007, international sales increased in all segments except the Mobile Asphalt Paving Group.

International sales for the nine months ended September 30, 2008, compared to the same period of 2007, increased $94,168,000, or 48.7%, from $193,508,000 to $287,676,000.  The additional six months of operations from Peterson in the first three quarters of 2008, as compared to the same period 2007, increased international sales by $13,864,000.  International sales increased for the first nine months of 2008 compared to the same period in 2007 in Canada, South America, Southeast Asia, South America, Central America, the Middle East and Europe.  International sales decreased in Australia and the West Indies.  There were only nominal changes in all other geographic markets.  The Company believes the overall increased level of international sales relates to strong economic conditions in certain foreign markets, weakness of the U.S. dollar compared to most foreign currencies and increased sales efforts by the Company in foreign markets.  For the nine months ended September 30, 2008 compared to the same period of 2007, international sales increased in all segments.

Gross profit for the three months ended September 30, 2008 increased $10,242,000, or 21.0%, to $58,803,000 from $48,561,000 for the three months ended September 30, 2007.  Gross profit as a percentage of sales increased 130 basis points to 24.8% from 23.5%.  The primary reasons for the increase in gross margin as a percent of sales are moderating raw material prices for primarily steel and related components, price increases implemented by the Company earlier in the year, increases in the Asphalt segment margins and increased international sales.  For the quarter ended September 30, 2008 compared to the same period in 2007, gross profit for the Asphalt Group increased to $17,045,000 compared to $12,375,000, resulting in a increase in gross profit as a percentage of sales from 23.9% to 30.1%, or 620 basis points.  For the quarter ended September 30, 2008 compared to the same period in 2007, gross profit for the Aggregate and Mining Group increased to $20,402,000 from $18,700,000, an increase of $1,702,000, or 9.1% and gross profit as a percentage of sales decreased from 22.9% to 22.6%, or 30 basis points.  For the quarter ended September 30, 2008 compared to the same period in 2007, gross profit for the Mobile Asphalt Paving Group decreased from $8,096,000 to $6,547,000, a decrease of $1,549,000, or 19.1%, resulting in a decrease in gross profit as a percentage of sales from 24.3% to 23.4%, or 90 basis points.  For the quarter ended September 30, 2008 compared to the same period in 2007, gross profit for the Underground Group increased from $7,498,000 to $11,318,000, an increase of $3,820,000, or 51.0%, resulting in an increase in gross profit as a percentage of sales from 26.5% to 28.0%, or 150 basis points.

Gross profit for the nine months ended September 30, 2008 increased $29,435,000, or 18.2%, to $191,312,000 from $161,877,000 for the nine months ended September 30, 2007.  Peterson’s gross profits for the first six months of 2008 accounted for $7,642,000 of the overall gross profit increase in the first nine months of 2008.  Gross profit as a percentage of sales decreased from 25.0% to 24.6%, or 40 basis points.  The primary reason for the decline in gross margin as a percent of sales was increasing raw material prices, primarily steel and related components.  For the nine months ended September 30, 2008 compared to the same period in 2007, gross profit for the Asphalt Group increased from $48,358,000 to $54,652,000, an increase of $6,294,000, or 13.0%, resulting in an increase in gross profit as a percentage of sales from 26.4% to 27.2%, or 80 basis points.  For the nine months ended September 30, 2008 compared to the same period in 2007, gross profit for the Aggregate and Mining Group increased from $62,444,000 to $66,087,000, an increase of $3,643,000, or 5.8%, resulting in a decrease in gross profits as a percentage of sales from 24.7% to 24.1%, or 60 basis points.  For the nine months ended September 30, 2008 compared to the same period in 2007, gross profit for the Mobile Asphalt Paving Group increased from $28,999,000 to $32,696,000, an increase of $3,697,000, or 12.7%, resulting in an increase in gross profit as a percentage of sales from 24.6% to 25.1%, or 50 basis points.  For the nine months ended September 30, 2008 compared to the same period in 2007, gross profit for the Underground Group increased from $20,209,000 to $26,728,000, an increase of $6,519,000, or 32.3%, resulting in an increase in gross profit as a percentage of sales for the Underground Group from 24.4% to 24.5%, or 10 basis points.

Selling, general, administrative and engineering expenses for the quarter ended September 30, 2008 were $34,269,000, or 14.4% of net sales, compared to $31,926,000, or 15.5% of net sales, for the quarter ended September 30, 2007, an increase of $2,343,000, or 7.3%.  The increase in selling, general, administrative and engineering expenses for the three months ended September 30, 2008, compared to the same period of 2007, was due to several factors including: personnel and related expenses increased $936,000 due to increased staffing in order to support increased sales volume; commissions increased $294,000 due to higher sales; health insurance costs increased $686,000; exhibit and sales promotions increased $360,000; and legal and professional fees increased $997,000.  These increases were offset by a reduction in expense related to the Company’s supplemental executive retirement plan of $1,542,000, due primarily to changes in the Company’s stock price reducing the Company's liability under the SERP.

Selling, general, administrative and engineering expenses for the nine months ended September 30, 2008 were $106,638,000, or 13.7% of net sales, compared to $92,774,000, or 14.3% of net sales, for the nine months ended September 30, 2007, an increase of $13,864,000, or 14.9%.  The additional six months of Peterson operations during the nine months ended September 30, 2008, as compared to the same period in 2007, increased selling, general, administrative and engineering expenses by $5,014,000.  The increase in selling, general, administrative and engineering expenses for the nine months ended September 30, 2008, compared to the same period of 2007, was primarily related to the Company’s participation in the ConExpo show in March 2008.  The ConExpo show, which is held once every three years, was held in March 2008 and the costs were expensed as incurred. ConExpo expenses were $3,304,000 higher in 2008 than for the same nine months in 2007.  Other factors contributing to the overall 2008 versus 2007 nine month increase include: personnel and related expenses increased $2,239,000 due to increased staffing in order to support increased sales volume; commissions increased $1,195,000 due to increased sales volume; health insurance costs increased $1,679,000; legal and professional fees increased $1,269,000; and stock incentive plan expense increased $442,000 due to additional accruals for restricted stock units expected to be granted in 2009 and 2011 based upon performance.  These increases were offset by a reduction in expense related to the Company’s supplemental executive retirement plan of $2,768,000, due primarily to changes in the Company’s stock price reducing the Company's liability under the SERP.

On January 1, 2006, the Company began accounting for share based payments under the provisions of Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”).  SFAS 123R requires the share based compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).  All granted options were vested prior to December 31, 2006; therefore no stock option expense was recorded in the nine months ended September 30, 2008 and 2007, and there were no unrecognized compensation costs related to stock options previously granted as of those dates.

In August 2006, the Compensation Committee of the Board of Directors implemented a five-year plan to award key members of management restricted stock units each year. The details of the plan were formulated under the 2006 Incentive Plan approved by the Company’s shareholders in their annual meeting held in April, 2006. The plan allows up to 700,000 shares to be granted to employees.  Units granted each year will be determined based upon the performance of individual subsidiaries and consolidated annual financial performance. Additional units may be granted in 2011 based upon five-year cumulative performance.  Each award will vest at the end of five years from the date of grant, or at the time a recipient reaches age 65, if earlier.  Compensation expense of $494,000 and $1,837,000 has been recorded in the three and nine month periods ended September 30, 2008, respectively, to reflect the fair value of the total shares amortized over the portion of the vesting period occurring during the periods.  Compensation expense of $485,000 and $1,395,000 was recorded in the three and nine month periods ended September 30, 2007, respectively, to reflect the fair value of the total shares amortized over the portion of the vesting period occurring during the periods.

For the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007, interest expense increased $127,000, or 85.2%, to $276,000 from $149,000.  Interest expense as a percentage of net sales was 0.12% and 0.07% for the quarters ended September 30, 2008 and 2007, respectively.  The increase in interest expense for the three months ended September 30, 2008 related primarily to the payment of interest to state taxing authorities in connection with voluntary disclosure agreements and fees on letters of credit issued by the Company.

For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, interest expense decreased $237,000, or 31.0%, to $528,000 from $765,000.  Interest expense as a percentage of net sales was 0.07% and 0.12% for the nine months ended September 30, 2008 and 2007, respectively.  Interest expense for the nine months ended September 30, 2008 related primarily to the payment of interest to state taxing authorities in connection with voluntary disclosure agreements and fees on letters of credit issued by the Company.  Interest expense for the same period in 2007 related primarily to the amortization of prepaid loan fees ending in April 2007 and the payment of fees on letters of credits issued by the Company.

Other income, net was $260,000 for the quarter ended September 30, 2008 compared to other income, net of $638,000 for the quarter ended September 30, 2007, for a decrease of $378,000.  Other income, net for the quarters ended September 30, 2008 and 2007 consisted primarily of interest income earned on the Company’s cash balances.  The decrease in other income, net is a result of a decrease in cash invested in interest bearing investments, combined with lower interest rates.

Other income, net was $1,099,000 for the nine months ended September 30, 2008 compared to other income, net of $2,038,000 for the nine months ended September 30, 2007, for a decrease of $939,000.  Other income, net for the nine months ended September 30, 2008 and 2007 consisted primarily of interest income earned on the Company’s cash balances.  The decrease in other income, net is a result of a decrease in cash invested in interest bearing investments combined with lower interest rates.

For the three months ended September 30, 2008, the Company recorded income tax expense of $8,512,000, compared to income tax expense of $5,482,000 for the three months ended September 30, 2007.  This resulted in effective tax rates for the three months ended September 30, 2008 and 2007 of 34.7% and 32.0%, respectively.

For the nine months ended September 30, 2008, the Company recorded income tax expense of $30,593,000, compared to income tax expense of $24,812,000 for the nine months ended September 30, 2007.  This resulted in effective tax rates for the nine months ended September 30, 2008 and 2007 of 35.9% and 35.3%, respectively.

For the three months ended September 30, 2008, the Company had net income of $15,962,000, compared to net income of $11,574,000 for the three months ended September 30, 2007, an increase of $4,388,000, or 37.9%.  Earnings per diluted share for the three months ended September 30, 2008 were $0.71, compared to $0.51 for the three months ended September 30, 2007, an increase of $0.20, or 39.2%.  Diluted shares outstanding for the three months ended September 30, 2008 and 2007 were 22,600,978 and 22,581,075, respectively.  The increase in shares outstanding is primarily due to the exercise of stock options by employees of the Company.

For the nine months ended September 30, 2008, the Company had net income of $54,553,000 compared to net income of $45,413,000 for the nine months ended September 30, 2007, an increase of $9,140,000, or 20.1%.  Earnings per diluted share for the nine months ended September 30, 2008 were $2.41, compared to $2.03 for the quarter ended September 30, 2007, an increase of $0.38, or 18.7%.  Diluted shares outstanding for the nine months ended September 30, 2008 and 2007 were 22,595,174 and 22,393,677, respectively.  The increase in shares outstanding is primarily due to the exercise of stock options by employees of the Company.

The backlog of orders at September 30, 2008 was $255,664,000 compared to $239,906,000 at September 30, 2007, an increase of $15,758,000, or 6.6%. The increase in the backlog of orders at September 30, 2008 compared to September 30, 2007 related primarily to an increase in international backlog of $15,010,000.  The increase in international backlog at September 30, 2008 occurred primarily in the Aggregate and Mining segment.  International backlog for all other segments changed only nominally.  International backlog at September 30, 2008 was $113,543,000 compared to $98,533,000 at September 30, 2007, an increase of $15,010,000, or 15.2%.  The Company is unable to determine whether the continued strength of the backlog was experienced by the industry as a whole.

Liquidity and Capital Resources
During April 2007, the Company entered into an unsecured credit agreement with Wachovia Bank, National Association (“Wachovia”), whereby Wachovia has extended to the Company an unsecured line of credit of up to $100,000,000, including a sub-limit for letters of credit of up to $15,000,000.  The Wachovia credit facility is unsecured and has an original term of three years, subject to further extensions as provided therein.  The interest rate for borrowings is a function of the Adjusted LIBOR Rate or Adjusted LIBOR Market Index Rate, as elected by the Company, plus a margin based upon a leverage ratio pricing grid ranging between 0.5% and 1.5%.  As of September 30, 2008, if any loans would have been outstanding, the applicable margin based upon the leverage ratio pricing grid would equal 0.5%.  The Wachovia credit facility requires no principal amortization, and interest only payments are due, in the case of loans bearing interest at the Adjusted LIBOR Market Index Rate, monthly in arrears and, in the case of loans bearing interest at the Adjusted LIBOR Rate, at the end of the applicable interest period therefore.  The Wachovia credit agreement contains certain financial covenants related to minimum fixed charge coverage ratios, minimum tangible net worth and maximum allowed capital expenditures.  At September 30, 2008, the Company had borrowing availability of $89,915,000, net of letters of credits of $10,085,000, on the Wachovia credit facility.  No amounts were outstanding under the credit facility at September 30, 2008.

The Company was in compliance with the financial covenants under its credit facility as of September 30, 2008.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd. (“Osborn”), has available a credit facility of approximately $6,450,000 (ZAR 50,000,000) to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. As of September 30, 2008, Osborn had advances of $1,159,000, plus performance and retention bonds of $1,713,000, issued under the credit facility.  The facility is secured by Osborn's buildings and improvements, accounts receivable and cash balances and a $2,000,000 letter of credit issued by the parent Company.  The portion of the available facility not secured by the $2,000,000 letter of credit fluctuates monthly based upon 75% of Osborn's accounts receivable plus total cash balances at the end of the prior month and $1,998,000 allocated for buildings and improvements.  As of September 30, 2008, Osborn had available credit under the facility of approximately $3,578,000.

Net cash provided by operating activities for the nine months ended September 30, 2008 was $22,067,000, compared to $47,030,000 for the nine months ended September 30, 2007, a decline of $24,963,000.  The primary differences in cash provided by operating activities are a decrease in cash from customer deposits of $18,056,000, an increase in cash used by inventory of $7,585,000, a decrease in cash from accounts payable of $7,427,000 and a decrease in cash from income taxes payable and other liabilities of $7,332,000.  These reduced cash flows were offset by increased earnings and an increased non-cash provision for warranty reserves.

Net cash used by investing activities for the nine months ended September 30, 2008 was $27,477,000, compared to $57,007,000 for the nine months ended September 30, 2007, a decline of $29,530,000.  The decrease in net cash used by investing activities for the nine months ended September 30, 2008 compared to the same period of 2007 relates primarily to the purchase of Peterson, Inc. in 2007, higher capital expenditures in 2007 and the purchase of investment securities in 2007.

Net cash provided by financing activities for the nine months ended September 30, 2008 was $1,456,000, compared to $11,856,000 for the nine months ended September 30, 2007, a decline of $10,400,000.  The decrease in net cash provided by financing activities for the nine months ended September 30, 2008, compared to the same period of 2007, relates primarily to a $12,358,000 reduction in the proceeds from the exercise of stock options by Company employees in 2008 as compared with 2007, combined with a reduction in the tax benefit of those option exercises of $3,853,000.  The 2007 proceeds were offset by the payoff of Peterson, Inc.’s debt of $7,500,000 during 2007 in connection with the acquisition.

The Company believes that its current working capital, cash flows generated from future operations and available capacity under its credit facilities will be sufficient to meet the Company's working capital and capital expenditure requirements through September 30, 2009.

Capital expenditures for 2008 are forecasted to total approximately $42,000,000, which includes amounts added to the Company’s forecast in early 2008 for additional plant buildings and equipment to provide increased production capacity.  The Company expects to finance these expenditures using currently available cash balances, internally generated funds and available credit under the Company’s credit facility.

Financial Condition

Current Assets-
The Company’s current assets increased from $348,732,000 at December 31, 2007 to $389,287,000 at September 30, 2008, an increase of $40,555,000, or 11.6%.  The increase is primarily attributable to a $38,559,000 increase in inventory plus an $8,001,000 increase in accounts receivables.  The increase in inventory is due primarily to increased levels acquired to meet the Company’s increased production needs plus purchases made in advance of normal needs due to rising material costs.  The increase in inventory resulted in the Company’s inventory turn ratio decreasing from 3.45 at December 31, 2007 to 3.20 at September 30, 2008.  The increase in accounts receivable is due to the Company’s increased sales volume.  The Company’s days in receivables ratio remained constant at 36 days at December 31, 2007 and September 30, 2008.

Property and Equipment-
Property and Equipment, net, increased $6,294,000 from $141,528,000 at December 31, 2007 to $147,822,000 at September 30, 2008.  The increase is primarily a result of additions to the Company’s fixed assets of $19,639,000 offset by current year depreciation of $12,355,000.

Investments-
The Company’s combined short and long term investments, recorded at their fair value, increased by $9,162,000 from $18,678,000 at December 31, 2007 to $27,840,000 at September 30, 2008.  This increase is primarily attributed to the increase in the fair value of certain available for sale equity investments which increased in value by $7,364,000 during the period.  This gain is included in other comprehensive income as of September 30, 2008.  These available for sale equity securities were subsequently sold in October 2008 at a realized gain of $6,195,000, which will be included in fourth quarter 2008 earnings.

Other Long Term Assets-
The Company’s other long term assets increased by $8,563,000 from $7,365,000 at December 31, 2007 to $15,928,000 at September 30, 2008.  This increase is primarily attributable to an $8,000,000 escrow deposit made by the Company during the third quarter of 2008 towards the acquisition of Dillman Equipment, Inc.  This acquisition along with the related acquisition of Double L Investments, Inc., which owned the real estate and improvements used by Dillman, was consummated as of October 1, 2008 for a total purchase price of $21,200,000.  As the transaction was not complete at September 30, 2008, the related assets, liabilities and results of operations are not included in the September 30, 2008 financial statements.

Off-balance Sheet Arrangements
As of September 30, 2008, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contingencies
During the nine months ended September 30, 2008, there were no substantial changes in our commitments or contractual liabilities.

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

Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
There have been no material developments in the legal proceedings previously reported by the registrant since the filing of its Annual Report on Form 10-K for the year ended December 31, 2007.  See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies” in Part I - Item 2 of this Report.

Item 1A.  Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.  The information below amends, updates and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  The risks described in our Annual Report on Form 10-K for the year ended December 31, 2007 and in this Quarterly Report on Form 10-Q are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Downturns in the general economy or the commercial construction industry may adversely affect the Company’s revenues and operating results.
Worldwide economic conditions and the international credit markets have recently significantly deteriorated and may remain depressed for the foreseeable future.  Sales of the Company’s products are sensitive to declines in U.S., foreign and regional economies in general, and in particular, changes in commercial construction spending and government infrastructure spending.  In addition, many of the Company’s costs are fixed and cannot be quickly reduced in response to decreased demand.  General economic downturns, as well as downturns in the commercial construction industry, and restrictions in the credit markets could have a material adverse effect on demand for the Company’s products and result in a material decrease in the Company’s revenues and operating results.   For example, the following factors could cause a downturn in the commercial construction industry and a decline in the Company’s results of operations:

•	a decrease in the availability of funds for construction, including as a result of tightening credit markets;
•	labor disputes in the construction industry causing work stoppages;
•	increased labor and healthcare costs;
•	rising oil, gas and fuel oil prices;
•	rising steel prices and steel-up charges; and
•	rising interest rates.

Item 6.  Exhibits

Exhibit No.		Description
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*
Certification of Chief Executive Officer and Chief Financial Officer of Astec Industries, Inc. pursuant to
  Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ASTEC INDUSTRIES, INC. (Registrant)

Date November 6, 2008	/s/ J. Don Brock
J. Don Brock Chairman of the Board and President

Date November 6, 2008	/s/ F. McKamy Hall
F. McKamy Hall Chief Financial Officer, Vice President, and Treasurer

EXHIBIT INDEX
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification of Chief Executive Officer and Chief Financial Officer of Astec Industries, Inc. pursuant to
  Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.