Form 10-K
period 2008-12-31
ASTEC INDUSTRIES INC
filed 2009-02-27
CIK 792987

-
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________  to________________________

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

 (Form 10-K Cover Page - Continued)

As of June 30, 2008, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $628,645,000 based upon the closing sales price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of February 20, 2009, Common Stock, par value $0.20 - 22,509,252 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the Parts of this Annual Report on Form 10-K indicated:

Document	Form 10-K
Proxy Statement relating to Annual Meeting of Shareholders to be held on April 23, 2009	Part III

ASTEC INDUSTRIES, INC.
2008 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

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
• plans for technological innovation;
• compliance with covenants in our credit facility;
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
• pricing of scrap metal;
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

PART I

Item 1.  Business

General

Astec Industries, Inc. (the "Company") is a Tennessee corporation which was incorporated in 1972.  The Company designs, engineers, manufactures and markets equipment and components used primarily in road building, utility and related construction activities.  The Company's products are used in each phase of road building, from quarrying and crushing the aggregate to application of the road surface. The Company also manufactures certain equipment and components unrelated to road construction, including trenching, auger boring, directional drilling, gas and oil drilling rigs, industrial heat transfer equipment, whole-tree pulpwood chippers, horizontal grinders and blower trucks.  The Company has also designed and introduced a line of multiple use plants for cement treated base, roller compacted concrete and ready-mix concrete.  The Company's subsidiaries hold 94 United States patents and 39 foreign patents, have 50 patent applications pending, and have been responsible for many technological and engineering innovations in the industry.  The Company's products are marketed both domestically and internationally.  In addition to equipment sales, the Company manufactures and sells replacement parts for equipment in each of its product lines and replacement parts for some competitors' equipment.  The distribution and sale of replacement parts is an integral part of the Company's business.

The Company's fourteen manufacturing subsidiaries are: (i) Breaker Technology Ltd/Inc., which designs, manufactures and markets rock breaking and processing equipment and utility vehicles for mining; (ii) Johnson Crushers International, Inc., which designs, manufactures and markets portable and stationary aggregate and ore processing equipment; (iii) Kolberg-Pioneer, Inc., which designs, manufactures and markets aggregate processing equipment for the crushed stone, manufactured sand, recycle, top soil and remediation markets; (iv) Osborn Engineered Products SA (Pty) Ltd, which designs, manufactures and markets a complete line of bulk material handling and minerals processing plant and equipment used in the aggregate, mineral mining, metallic mining and recycling industries; (v) Astec Mobile Screens, Inc. which designs, manufactures and markets mobile screening plants, portable and stationary structures and vibrating screens for the material processing industries; (vi) Telsmith, Inc., which designs, manufactures and markets aggregate processing and mining equipment for the production and classification of sand, gravel, crushed stone and minerals used in road construction and other applications; (vii) Astec, Inc., which designs, manufactures and markets hot-mix asphalt plants, concrete mixing plants and related components of each; (viii) CEI Enterprises, Inc., which designs, manufactures and markets thermal fluid heaters, storage tanks, hot-mix asphalt plants, rubberized asphalt and polymer blending systems; (ix) Heatec, Inc., which designs, manufactures and markets thermal fluid heaters, process heaters, waste heat recovery equipment, liquid storage systems and polymer and rubber blending systems; (x) American Augers, Inc., which designs, manufactures and markets large horizontal, directional drills, oil and gas drilling rigs, auger boring machines and the down-hole tooling to support these units; (xi) Astec Underground, Inc., formerly Trencor, Inc., which designs, manufactures, and markets heavy-duty Trencor trenchers, and a comprehensive line of Astec utility trenchers, vibratory plows, and compact horizontal directional drills; (xii) Carlson Paving Products, Inc., which designs, manufactures and markets asphalt paver screeds, a commercial paver and a windrow pickup machine; (xiii) Roadtec, Inc., which designs, manufactures and markets asphalt pavers, material transfer vehicles, milling machines and a line of asphalt reclaiming and soil stabilizing machinery; and (xiv) Peterson Pacific Corp., which designs, manufactures and markets whole-tree pulpwood chippers, horizontal grinders and blower trucks.  The Company also has a subsidiary in Australia, Astec Australia Pty Ltd that distributes certain of the Company’s products in the region.

The Company's strategy is to be the industry's most cost-efficient producer in each of its product lines, while continuing to develop innovative new products and provide first class service for its customers.  Management believes that the Company is the technological innovator in the markets in which it operates and is well positioned to capitalize on the need to rebuild and enhance roadway and utility infrastructure, and other areas in which it offers products and services, both in the United States and abroad.

Segment Reporting

The Company's business units have their own decentralized management teams and offer different products and services.  The business units have been aggregated into four reportable business segments based upon the nature of the product or services produced, the type of customer for the products, the similarity of economic characteristics, the manner in which management reviews results and the nature of the production process among other considerations.  The reportable business segments are (i) Asphalt Group, (ii) Aggregate and Mining Group, (iii) Mobile Asphalt Paving Group and (iv) Underground Group.  All remaining companies, including the Company, Astec Insurance Company, Peterson Pacific Corp. and Astec Australia Pty Ltd, as well as federal income tax expenses for all business segments are included in the "Other Business Units" category for reporting.

Financial information in connection with the Company's financial reporting for segments of a business and for geographic areas under Statement of Financial Accounting Standards (SFAS) No. 131 is included in Note 15 to "Notes to Consolidated Financial Statements - Operations by Industry Segment and Geographic Area," presented in Appendix A of this report.

Asphalt Group

The Asphalt Group segment is made up of three business units: Astec, Inc. ("Astec"), Heatec, Inc. ("Heatec") and CEI Enterprises, Inc. ("CEI").  These business units design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other non-related industries.

Products

Astec designs, engineers, manufactures and markets a complete line of portable, stationary and relocatable hot-mix asphalt plants and related components under the ASTEC® trademark.  In January 2009, Astec, Inc. introduced a new line of concrete mixing plants.  An asphalt mixing plant typically consists of heating and storage equipment for liquid asphalt (manufactured by CEI or Heatec); cold feed bins for blending aggregates; a counter-flow continuous type unit (Astec Double Barrel) for drying, heating and mixing; a baghouse composed of air filters and other pollution control devices; hot storage bins or silos for temporary storage of hot-mix asphalt; and a control house.  Astec introduced the concept of high plant portability in 1979.  Its current generation of portable asphalt plants is marketed as the Six PackTM and consists of six or more portable components, which can be disassembled, moved to the construction site and reassembled, thereby reducing relocation expenses.  High plant portability represents an industry innovation developed and successfully marketed by Astec.  Astec's enhanced version of the Six PackTM, known as the Turbo Six PackTM, is a highly portable plant which is especially useful in less populated areas where plants must be moved from job-to-job and can be disassembled and erected without the use of cranes.

Astec recently developed a Double Barrel Green System (patent pending), which allows the asphalt mix to be prepared and placed at lower temperatures than conventional systems and operates with a substantial reduction in smoke emissions during paving and load-out.  Previous technologies for warm mix production rely on expensive additives, procedures and/or special asphalt cement delivery systems that add significant costs to the cost per ton of mix.  The Company’s new Astec Multi-nozzle Device eliminates the need for the expensive additives by mixing a small amount of water and asphalt cement together to create microscopic bubbles that reduces the viscosity of the asphalt mix coating on the rock thereby allowing the mix to be handled and worked at lower temperatures.

The components in Astec's asphalt mixing plants are fully automated and use both microprocessor-based and programmable logic control systems for efficient operation.  The plants are manufactured to meet or exceed federal and state clean air standards.  Astec also builds batch type asphalt plants and has developed specialized asphalt recycling equipment for use with its hot-mix asphalt plants.

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

Marketing

Astec markets its hot-mix asphalt products both domestically and internationally.  Dillman Equipment, Inc., a manufacturer of asphalt production equipment in Praire du Chien, WI was acquired by Astec, Inc. in October 2008 and now operates as a division of Astec, Inc.  The Dillman line of equipment is offered to the market as an addition to the Astec product line.  The principal purchasers of asphalt and related equipment are highway contractors.   Asphalt equipment, including Dillman products, are sold directly to the customers through Astec's domestic and international sales departments, although independent agents are also used to market asphalt plants and their components in international markets.

Heatec equipment is marketed through both direct sales and dealer sales.  Manufacturers' representatives sell heating products for applications in industries other than the asphalt industry.  CEI equipment is marketed through both direct and dealer sales.

In total, the products of the Asphalt Group segment are marketed by approximately 48 direct sales employees, 19 domestic independent distributors and 32 international independent distributors.

Raw Materials

Raw materials used in the manufacture of products include carbon steel and various types of alloy steel, which are normally purchased from distributors.  Raw materials for manufacturing are normally readily available. Most steel is delivered on a "just-in-time" arrangement from the supplier to reduce inventory requirements at the manufacturing facilities, but some steel is bought and occasionally inventoried.

Competition

This industry segment faces strong competition in price, service and product performance and competes with both large publicly-held companies with resources significantly greater than those of the Company and with various smaller manufacturers. Domestic hot-mix asphalt plant competitors include Terex Corporation, Gencor Industries, Inc., ADM and Almix.  In the international market the hot-mix asphalt plant competitors include Ammann, Parker Citfali and SpecoIndicate. The market for the Company's heat transfer equipment is diverse because of the multiple applications for such equipment.  Competitors for the construction product line of heating equipment include, among others, Gencor Industries, Inc., American Heating, Pearson Heating Systems, F&C and Meeker. Competitors for the industrial product line of heating equipment include New Point Thermal, Fulton Thermal Corporation, Vapor Power International, NATCO, Broach and TFS, among others.

Employees

At December 31, 2008, the Asphalt Group segment employed 1,135 individuals, of which 855 were engaged in manufacturing, 125 in engineering and 155 in selling, general and administrative functions.

Backlog

The backlog for the hot-mix asphalt and heat transfer equipment at December 31, 2008 and 2007 was approximately $106,223,000 and $133,358,000, respectively. Management expects all current backlogs to be filled in 2009.

Aggregate and Mining Group

The Company's Aggregate and Mining Group is comprised of six business units focused on the aggregate, metallic mining and recycling markets.  These business units achieve their strength by distributing products into niche markets and drawing on the advantages of brand recognition in the global market.  These business units are Telsmith, Inc. ("Telsmith"), Kolberg-Pioneer, Inc. ("KPI"), Astec Mobile Screens, Inc. ("AMS"), Johnson Crushers International, Inc. ("JCI"), Breaker Technology Ltd/Breaker Technology Inc. ("BTI") and Osborn Engineered Products, SA (Pty) Ltd ("Osborn").

Products

Founded in 1906, Telsmith is the oldest subsidiary of the group.  The primary markets served under the TELSMITH® trade name are the aggregate and metallic mining industries.

Telsmith’s core products are jaw, cone and impact crushers as well as vibrating feeders, inclined and horizontal screens. Telsmith also provides consulting and engineering services to provide complete “turnkey” processing systems. Both portable and modular plant systems are available in production ranges from 300 tph up to 1500 tph.

Recent additions to the Telsmith product lines are the Quarry-Trax® track mobile primary crushing plants and several hydraulically controlled jaw crushers.  These products incorporate features that enhance the operator’s ability to safely maintain the equipment and optimize productivity.

Telsmith maintains an ISO 9001:2000 certification, an internationally recognized standard of quality assurance. In addition, Telsmith has achieved CE designation (a standard for quality assurance and safety) on its jaw crusher, cone crusher and vibrating screen products marketed into European Union countries.

KPI designs, manufactures and supports a complete line of aggregate processing equipment for the sand and gravel, mining, quarrying, concrete and asphalt recycling markets under the Pioneer® and Kolberg® product brand names. This equipment, along with the full line of portable and stationary aggregate and ore processing products from JCI and the related screen products from AMS, are all jointly marketed through an extensive network of KPI-JCI dealers.

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

Founded in 1995, JCI is one of the youngest subsidiaries in the group.  JCI designs, manufactures and distributes portable and stationary aggregate and ore processing equipment. This equipment is used in the aggregate, mining and recycle industries. JCI's principal products are cone crushers, three-shaft horizontal screens, portable plants, track-mounted plants and replacement parts for competitive equipment. JCI offers completely re-manufactured cone crushers and screens from its service repair facility.

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

Portable plants combine various configurations of cone crushers, horizontal screens, Combo® screens, and conveyors mounted on tow-away chassis. Because transportation costs are high, producers use portable equipment to operate nearer to their job sites. Portable plants allow the aggregate producers to quickly and efficiently move their equipment from one location to another. JCI and KPI market a portable rock crushing plant appropriately named the Fast Pack®. This complete portable plant is self-erecting with production capability in excess of 500 tons per hour and can be reassembled and ready for production in under four hours, making it one of the industry's most mobile and cost-effective high-capacity crushing systems. The Fast Pack® design reduces operating costs as much as 30%, compared to traditional plant designs, and the user-friendly controls provide a safer work environment for the user.

JCI mounts its screens and cone crushers on self-contained track mounted units marketed under the name Fast Trax®. JCI co-markets the Fast Trax® with KPI.  These units are self-contained and easily transported to where the work is.  This product fits nicely into JCI’s distribution channel as many sales start as short-term rentals.  All products sold by KPI or JCI carry the main branding logo of KPI-JCI.

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

During 2008, AMS expanded the mobile screening plant family with the introduction of the DirectFeed 2516T which is a heavy duty screening plant for processing larger materials.  AMS also continued its development of high frequency screen boxes with the focus on increased production and performance in fine screening applications.  These new products are primarily marketed to the crushed stone, recycle, sand & gravel and general construction industries.

BTI designs, manufactures and markets hydraulic rock breaker systems for the aggregate, mining and recycling industries. BTI also designs and manufactures a complete line of four-wheel drive articulated utility vehicles for underground mines and quarries. Complementing its DS Series of scaling vehicles is a BTI scaling vehicle.  BTI's product line now includes an effective and innovative vibratory pick scaling attachment.

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

Marketing

Aggregate processing and mining equipment is marketed by approximately 75 direct sales employees, 122 independent domestic distributors and 71 independent international distributors.  The principal purchasers of aggregate processing equipment include highway and heavy equipment contractors, open mine operators, quarry operators and foreign and domestic governmental agencies.

Raw Materials

Raw materials used in the manufacture of products include carbon steel and various types of alloy steel, which are normally purchased from distributors.  Raw materials for manufacturing are normally readily available.  BTI purchases hydraulic breakers under purchasing arrangements with a Japanese and a Korean supplier.  The Japanese and Korean suppliers have sufficient capacity to meet the Company's anticipated demand; however, alternative suppliers exist for these components should any supply disruptions occur.

Competition

The Aggregate and Mining Group faces strong competition in price, service and product performance. Aggregate processing and mining equipment competitors include Metso (Nordberg); Sandvik (formerly Svedala Industry AB), Extec, Fintec; Rammer, subsidiaries of Terex Corporation (Cedarapids, Powerscreen, Finlay, B-L and Pegson), Deister; Eagle Iron Works, McLanahan, McCloskey, Lippmann, Equipos Minera, Normet, Gia, Atlas Copco and other smaller manufacturers, both domestic and international.

Employees

At December 31, 2008, the Aggregate and Mining Group segment employed 1,619 individuals, of which 1,187 were engaged in manufacturing, 123 in engineering and engineering support functions, and 309 in selling, general and administrative functions.

Telsmith has a labor agreement covering approximately 195 manufacturing employees which expires on September 18, 2010.  None of Telsmith's other employees are covered by a collective bargaining agreement.

Approximately 145 of Osborn's manufacturing employees are members of three national labor unions with agreements that expire on June 30, 2011.

Backlog

At December 31, 2008 and 2007, the backlog for the Aggregate and Mining Group was approximately $65,340,000 and $113,031,000, respectively.  Management expects most current backlogs to be filled in 2009.

Mobile Asphalt Paving Group

The Mobile Asphalt Paving Group is comprised of Roadtec, Inc. ("Roadtec") and Carlson Paving Products, Inc. ("Carlson").  Roadtec designs, engineers, manufactures and markets asphalt pavers, material transfer vehicles, milling machines and a line of asphalt reclaiming and soil stabilizing machinery.  Carlson designs and manufactures asphalt paver screeds that attach to the asphalt paver to control the width and depth of the asphalt as it is applied to the roadbed.  Carlson also manufactures Windrow pickup machines which transfer hot mix asphalt from the road bed into the paver's hopper and a new commercial class 8 ft. asphalt paver developed in 2008.

Products

Roadtec's Shuttle Buggy® is a mobile, self-propelled material transfer vehicle which allows continuous paving by separating truck unloading from the paving process while remixing the asphalt.  A typical asphalt paver must stop paving to permit truck unloading of asphalt mix.  By permitting continuous paving, the Shuttle Buggy® allows the asphalt paver to produce a smoother road surface, while reducing the time required to pave the road surface.  As a result of the pavement smoothness achieved with this machine, certain states now require the use of the Shuttle Buggy®.  Studies using infrared technology have revealed problems caused by differential cooling of the hot-mix during hauling.  The Shuttle Buggy® remixes the material to a uniform temperature and gradation, thus eliminating these problems.

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

Roadtec manufactures milling machines designed to remove old asphalt from the road surface before new asphalt mix is applied.  Roadtec's milling machine lines, for larger jobs, are manufactured with a simplified control system, wide conveyors, direct drives and a wide range of horsepower and cutting capabilities to provide versatility in product application.  In addition to its larger half-lane and up highway class milling machines, Roadtec also manufactures a smaller, utility class machine for 2 ft. to 4ft. cutting widths.  Additional upgrades and options are available from Roadtec to enhance its products and their capabilities.

Roadtec’s 700 hp soil stabilizer which also doubles as an asphalt reclaiming machine for road rehabilitation, stabilizes the sub-grade with additives to provide an improved base on which to pave.  The existing road materials are pulverized and remixed with additives to prepare the surface so the new combined asphalt mix can be applied.  Roadtec’s engineering staff is currently developing the second, lower horsepower machine in this class that is expected to be introduced in 2009 with a third machine to be introduced thereafter.

Carlson's patented screeds are part of the asphalt paving machine that lays asphalt on the roadbed at a desired thickness and width, while smoothing and compacting the surface.  Carlson screeds can be configured to fit many types of asphalt paving machines.  A Carlson screed uses a hydraulic powered generator to electrify elements that heat a screed plate so that asphalt will not stick to it while paving.  The generator is also available to power tools or lights for night paving.  Carlson offers options which allow extended paving widths and the addition of a curb on the road edge.  In 2008, Carlson introduced the CP 90 commercial class 8 ft. paver which fills the void between competitors commercial pavers, which tend to be lighter and less robust machines, and Roadtec’s highway class paver line.

Marketing

The Mobile Asphalt Paving Group equipment is marketed both domestically and internationally to highway and heavy equipment contractors, utility contractors and foreign and domestic governmental agencies. Mobile construction equipment and factory authorized machine rebuild services are marketed both directly and through dealers.  This segment employs 29 direct sales staff, 32 domestic independent distributors and 28 foreign independent distributors.

Raw Materials

Raw materials used in the manufacture of products include carbon steel and various types of alloy steel, which are normally purchased from distributors and other sources.  Raw materials for manufacturing are normally readily available.  Most steel is delivered on a "just-in-time" arrangement from the supplier to reduce inventory requirements at the manufacturing facilities, but some steel is bought and occasionally inventoried.  Components used in the manufacturing process include engines, gearboxes, power transmissions and electronic systems.

Competition

The Mobile Asphalt Paving Group faces strong competition in price, service and performance.  Paving equipment and screed competitors include Caterpillar Paving Products, Inc., a subsidiary of Caterpillar, Inc., Volvo Construction Equipment, CMI Corporation, a subsidiary of Terex Corporation, Vogele America, a subsidiary of Wirtgen America, and Dynapac.  The segment's milling machine equipment competitors include Wirtgen America, Inc., CMI Corporation, a subsidiary of Terex Corporation, Caterpillar, Inc., and Bomag Americas.

Employees

At December 31, 2008, the Mobile Asphalt Paving Group segment employed 441 individuals, of which 292 were engaged in manufacturing, 31 in engineering and engineering support functions, and 118 in selling, general and administrative functions.

Backlog

The backlog for the Mobile Asphalt Paving Group segment at December 31, 2008 and 2007 was approximately $2,855,000 and $12,142,000, respectively. Management expects all current backlogs to be filled in 2009. This segment typically operates with a smaller backlog in relation to sales than the Company’s other segments as many customers expect immediate delivery due to the types of products being sold and the lead times typically available on competitors’ equipment sold through dealers.

Underground Group

The Underground Group consists of two manufacturing companies, Astec Underground, Inc. ("Astec Underground"), previously named Trencor, Inc., and American Augers, Inc. ("American Augers").  These two business units design, engineer and manufacture a complete line of underground construction equipment and related accessories.  Astec Underground produces heavy-duty Trencor trenchers and the Astec line of utility trenchers, vibratory plows, and compact horizontal directional drills.  American Augers manufactures maxi drills and auger boring machines, and the down-hole tooling to support these units for the underground construction market.  American Augers also manufacturers large vertical drills for the oil and gas industry.

Products

Astec Underground produces 12 trencher models and 4 compact horizontal directional drills at its Loudon, Tennessee facility.  American Augers manufactures 19 models of trenchless equipment at its West Salem, Ohio location.  In addition to these product models, each factory produces numerous attachments and tools for the equipment.

Astec branded products include trenchers and vibratory plows from 13 to 250 horsepower, and horizontal directional drill (HDD) models with pullback ratings from 6,000 to 100,000 pounds.  These are sold and serviced through a network of 56 dealers that operate 100 locations worldwide.

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

American Augers engineers, designs, manufactures and markets a wide range of trenchless and vertical drilling equipment.  Today, American Augers is one of the largest manufacturers of auger boring machines in the world, designing and engineering state of the art boring machines, vertical rigs, directional drills and fluid/mud systems used in the underground construction or trenchless market.  The company has one of the broadest product lines in the industry. It serves global customers in the sewer, power, fiber-optic telecommunication, electric, oil and gas, and water industries throughout the world.

American Augers introduced the new VR-500 vertical drilling rig for use in the oil and gas industry in 2008. The VR-500 utilizes a rack and pinion carriage design, which is a recently developed technology that was typically not found in previously existing methods of oil and gas exploration. For drillers, the VR-500 provides superior bit load from initial surface contact throughout the entire drilling operation and gives the operators the ability to immediately start a horizontal curve after surface penetration resulting in greater access to shallow product formations.  These formations are typically off limits when using most current conventional vertical drilling techniques. The VR-500 also emphasizes safety, as it eliminates many traditional drilling components, and it requires less man power to operate than most rigs.

Marketing

Astec Underground and American Augers market their products domestically through direct sales representatives and a dealer network, as well as internationally through direct sales, independent dealers and sales agents.  This segment employs 40 direct sales staff, 33 domestic independent distributors and 37 foreign independent distributors.

Raw Materials

Astec Underground and American Augers maintain excellent relationships with suppliers and have experienced minimal turnover.  The purchasing group has developed partnering relationships with many of the company's key vendors to improve "just-in-time" delivery and thus lower inventory, but some steel is bought and occasionally inventoried.  Steel is the predominant raw material used to manufacture the products of the Underground Group, and is normally readily available.  Components used in the manufacturing process include engines, hydraulic pumps and motors, gearboxes, power transmissions and electronics systems.

Competition

The Underground Group segment faces strong competition in price, service and product performance and competes with both large publically held companies with resources significantly greater than those of the Company and with various smaller manufacturers.  Competition for trenching, excavating, auger boring, vertical and directional drilling and fluid/mud equipment includes Charles Machine Works (Ditch Witch), Tesmec, Vermeer, and other smaller custom manufacturers.

Employees

At December 31, 2008, the Underground Group segment employed 508 individuals, of which 358 were engaged in manufacturing, 52 in engineering and 98 in selling, general and administrative functions.

Backlog

The backlog for the Underground Group segment at December 31, 2008 and 2007 was approximately $12,118,000 and $13,347,000, respectively.  Management expects all current backlogs to be filled in 2009.

Other Business Units

This category consists of the Company's business units that do not meet the requirements for separate disclosure as an operating segment.  At December 31, 2008, these other operating units included  Peterson Pacific Corp. (“Peterson”), Astec Australia Pty Ltd, Astec Insurance Company and the Company.  Peterson designs, engineers, manufactures and distributes whole-tree pulpwood chippers, horizontal grinders and blower trucks.  Astec Australia was formed to acquire certain of the assets of Q-Pave Pty Ltd (“Q-Pave”) in October 2008.  Astec Australia sells, installs, services and provides parts support for certain of the products produced by the Company’s Asphalt, Mobile Asphalt Paving and Underground groups.

Products

The primary markets served by Peterson are the waste wood grinding, chipping and blower truck markets. Peterson produces two models of whole-tree pulpwood chippers ranging from 765 to 1200 horsepower, one flail debarker, eight models of horizontal grinders and two models of blower trucks and self contained blower trailers ranging from 45 to 90 cubic yards.

Peterson introduced two new products in 2008, a 1200 HP version of the 6700B grinder and a 2710C track grinder that is a 475 to 580 hp machine designed for lower volume grinder needs. The upgraded 500 hp mobile flail chipper released at the end of 2007 helped to more than double prior years sales for that product line. Peterson offers its horizontal grinders in four size ranges to fit any application:  475 to 580 hp, 765 hp, 950 to 1050 hp and 1050 to 1200 hp.  Each size range is also available in a trailer mount and track version with diesel engine or electric power options.  The electric power option is now frequently requested by stationary application users.

Astec Australia sells relocatable and portable asphalt plants and components produced by Astec, Heatec and CEI, asphalt paving equipment and components produced by Roadtec and Carlson as well as trenching equipment produced by Astec Underground.  In addition to selling this equipment, Astec Australia will also install, service and provide spare parts support for the equipment.  We expect Astec Australia to add products from the Company’s Aggregate & Mining group to its sales portfolio beginning in 2009.

Marketing

Peterson markets its machines and spare parts both domestically and internationally in the waste, wood grinding, chipping and blower truck industries.  Its line of blower trucks serve the mulch compost and erosion control markets.  Domestic sales are accomplished through a combination of 9 independent domestic distributors and 10 direct sales employees. International sales are through 8 independent distributors plus direct sales to customers. The principle purchasers of Peterson products are independent contractors in the waste wood grinding, chipping and blower truck businesses. Municipal governments are also customers for waste wood grinders.

The business now operated as Astec Australia, which began 12 years ago as Q-Pave, has built its success by partnering with large corporate customers.  Astec Australia plans to focus on growing its existing business operations and developing new business opportunities which have direct exposure to infrastructure development.  The addition of several new Astec product lines will allow Astec Australia to access market segments not previously serviced by Q-Pave.  Management believes that Astec Australia has the organizational structure (construction, service and maintenance personnel) and systems in place to penetrate the Australia and New Zealand markets with this expanded product line.

Raw Materials

Raw materials used in the manufacture of products include carbon steel and various types of alloy steel, which are normally purchased from distributors and other sources.  Raw materials for manufacturing are normally readily available.  Most steel is delivered on a "just-in-time" arrangement from the supplier to reduce inventory requirements at the manufacturing facilities, but some steel is bought and occasionally inventoried.  Purchased components used in the manufacturing process include engines, gearboxes, power transmissions and electronic control systems.

Competition

Peterson has strong competitors based on product performance, price and service. The principal competitors in North America for high speed grinders are Morbark, Vermeer, Bandit, Diamond Z and CBI with other smaller competitors. Internationally, Doppstadt, Jenz and other smaller companies compete in the grinder segment. Mobile chipper competitors include Morbark, Precision, Doppstadt and other smaller companies. The principal competitors in the blower truck business are Finn and Express Blower (a division of Finn).

Astec Australia’s competitors in each product line are typically the same companies that compete with the Company in other locations.  Competitors for asphalt plant and mobile asphalt equipment are all overseas manufacturers and consequently they are subject to the same importing issues as Astec Australia.

Employees

At December 31, 2008, the Other Business Units segment employed 270 individuals of which 208 were employed by Peterson and 21 were employed by Astec Australia.  Peterson has 128 employees engaged in manufacturing, 21 in engineering and 59 in selling and general and administrative functions.  Astec Australia has 10 employees engaged in service and installation work and 11 in selling and general and administrative functions.  The remaining 41 employees are engaged general and administrative functions at the parent company.

Backlog

The backlog for the Other Business Units segment, all of which is attributable to Peterson and Astec Australia, at December 31, 2008 and 2007 was approximately $6,780,000 and $9,045,000, respectively.  Management expects all current backlogs to be filled in 2009.

Common to All Operating Segments

Although the Company has four reportable business segments, the following information applies to all operating segments of the Company.

Raw Materials

Steel is a major component in the Company’s equipment. Steel prices retracted somewhat during 2005 and 2006 from record highs during 2004 but returned to historically high levels during 2008.  Steel prices increased significantly during the first eight months of 2008, and the Company increased sales prices during the first half of 2008 to offset these rising steel costs.  Late in the third quarter of 2008, steel prices began to retreat from their 2008 highs. Steel pricing declined sharply in the fourth quarter of 2008.  We expect fourth quarter pricing to continue through the first quarter of 2009 and pricing levels throughout 2009 to remain well below the peak levels reached in the third quarter of 2008.  However, moderate increases are possible during 2009 due to reduced mill output and reductions in automotive and appliance output which reduce the amount of high quality scrap, a prime input factor for steel pricing.

Government Regulations

The Company is subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States and other countries.  The Environmental Protection Agency, OSHA, other federal agencies and certain state agencies have the authority to promulgate regulations that have an effect on the Company’s operations.  Many of these federal and state agencies may seek fines and penalties for violations of these laws and regulations.  The Company has been able to operate under these laws and regulations without any materially adverse effect on its business.

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

In addition, due to the size and weight of certain equipment the Company manufactures, the Company and its customers may encounter conflicting state regulations on maximum weights transportable on highways.  Also, some states have regulations governing the operation of asphalt mixing plants and most states have regulations relating to the accuracy of weights and measures, which affect some of the control systems manufactured by the Company.

Compliance with these government regulations has no material effect on capital expenditures, earnings, or the Company's competitive position within the market.

Employees

At December 31, 2008, the Company and its subsidiaries employed 3,973 individuals, of which 2,830 were engaged in manufacturing, 352 in engineering, including support staff, and 791 in selling, administrative and management functions.

Other than the Telsmith and Osborn labor agreements described under the Employee subsection of the Asphalt and Mining Group, there are no other collective bargaining agreements applicable to the Company.  The Company considers its employee relations to be good.

Manufacturing

The Company manufactures many of the component parts and related equipment for its products, while several large components of their products are purchased "ready-for-use".  Such items include engines, axles, tires and hydraulics.  In many cases, the Company designs, engineers and manufactures custom component parts and equipment to meet the particular needs of individual customers.  Manufacturing operations during 2008 took place at 17 separate locations.  The Company's manufacturing operations consist primarily of fabricating steel components and the assembly and testing of its products to ensure that the Company achieves quality control standards.

Seminars and Technical Bulletins

The Company periodically conducts technical and service seminars, which are primarily for contractors, employees and owners of asphalt mixing plants.  In 2008, approximately 450 representatives of contractors and owners of hot-mix asphalt plants attended seminars held by the Company in Chattanooga, Tennessee.  These seminars, which are taught by Company management and employees, along with select outside speakers and discussion leaders, cover a range of subjects including, but not limited to, technological innovations in the hot-mix asphalt, aggregate processing, paving, milling, and recycling markets.

The Company also sponsors executive seminars for the management of the customers of Astec, Heatec, CEI and Roadtec.  Primarily, members of the Company's management conduct the various seminars, but outside speakers and discussion leaders are also utilized.

During 2008, service training seminars were also held at the Roadtec facility for approximately 300 customer representatives and an additional five remote seminars were conducted at other locations throughout the country.  Telsmith conducted 4 technical seminars for approximately 90 customer and dealer representatives during 2008 at its facility in Mequon, Wisconsin. Telsmith also conducted two service training seminars at customer sites.  Total attendance at these two seminars was approximately 95.  KPI, JCI and AMS jointly conduct an annual dealer event called NDC (National Dealers Conference). The event offers the entire dealer network a preview of future product, marketing and promotional programs to help dealers operate successful businesses. Along with this event, both companies provide local, regional and national sales and service dealer training programs throughout the year.

During 2008, Astec Underground hosted 8 product training events for trenchers and horizontal drills at the Loudon, Tennessee facility.  Over 50 people received technical and operational training at these product training events.

In addition to seminars, the Company publishes a number of technical bulletins and information bulletins detailing various technological and business issues relating to the asphalt industry.

Patents and Trademarks

The Company seeks to obtain patents to protect the novel features of its products.  The Company's subsidiaries hold 94 United States patents and 39 foreign patents.  There are 50 United States and foreign patent applications pending.

The Company and its subsidiaries have approximately 76 trademarks registered in the United States including logos for Astec, CEI, Heatec, JCI, Peterson, Roadtec, Telsmith and Trencor, and the names ASTEC, TELSMITH, HEATEC, ROADTEC, TRENCOR, AMERICAN AUGERS, KOLBERG, JCI and PIONEER as well as a number of other product names.  The Company also has 42 trademarks registered in foreign countries, including Australia, Brazil, Canada, China, France, Germany, Great Britain, India, Italy, Mexico, South Africa, Thailand, Vietnam and the European Union.  The Company and its subsidiaries have 6 United States and foreign trademark applications pending.

Engineering and Product Development

The Company dedicates substantial resources to engineering and product development.  At December 31, 2008, the Company and its subsidiaries had 352 full-time individuals employed in engineering and design capacities.

Seasonality and Backlog

 Generally, revenues are strongest during the first three quarters of the year with the fourth quarter consistently being the weakest of the quarters.  Operations during the entire year in 2008 were significantly impacted by the various economic factors discussed in the following paragraphs.

As of December 31, 2008, the Company had a backlog for delivery of products at certain dates in the future of approximately $193,316,000.  At December 31, 2007, the total backlog was approximately $280,923,000.  The Company's contracts reflected in the backlog are not, by their terms, subject to termination.  Management believes that the Company is in substantial compliance with all manufacturing and delivery timetables.

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

In addition, asphalt and concrete are generally considered competitive products as a surface choice for new roads and highways.  A portion of the interstate highway system is paved in concrete, but over 90% of all surfaced roads in the United States are paved with asphalt.  Although concrete is used for some new road surfaces, asphalt is used for most resurfacing.  Management does not believe that concrete, as a competitive surface choice, materially impacts the Company's business prospects.

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

General economic downturns, including downturns in the commercial construction industry, could result in a material decrease in our revenues and operating results.  Demand for many of our products, especially in the commercial construction industry, is cyclical.  Sales of our products are sensitive to the states of the U.S., foreign and regional economies in general, and in particular, changes in commercial construction spending and government infrastructure spending.  In addition, many of our costs are fixed and cannot be quickly reduced in response to decreased demand.  The following factors could cause a downturn in the commercial construction industry:

•	a decrease in the availability of funds for construction;
•	labor disputes in the construction industry causing work stoppages;
•	rising gas and fuel oil prices;
•	rising steel prices and steel-up charges;
•	rising interest rates;
•	energy or building materials shortages;
•	inclement weather; and
•	availability of credit for customers.

Downturns in the general economy and restrictions in the credit markets may negatively impact our earnings, cash flows and/or financial position and access to financing sources by the Company and our customers.

Worldwide economic conditions and the international credit markets have recently significantly deteriorated and will likely remain depressed for the foreseeable future. Continued deterioration of economic conditions and credit markets could adversely impact our earnings as sales of our products are sensitive to general declines in U.S. and foreign economies and the ability of our customers to obtain credit.  In addition, we rely on the capital markets and the banking markets to meet our financial commitments and short-term liquidity needs if internal funds are not available from our operations. Further disruptions in the capital and credit markets, or further deterioration of our creditors' financial condition could adversely affect the Company's ability to draw on its revolving credit facility.  The restrictions in the credit markets could make it more difficult or expensive for us to replace our current credit facility or obtain additional financing.

A decrease or delay in government funding of highway construction and maintenance may cause our revenues and profits to decrease.

Many of our customers depend substantially on government funding of highway construction and maintenance and other infrastructure projects.  Any decrease or delay in government funding of highway construction and maintenance and other infrastructure projects could cause our revenues and profits to decrease.  Federal government funding of infrastructure projects is usually accomplished through bills, which establish funding over a multi-year period.  In August 2005, the President signed into law, the Safe Accountable, Flexible and Efficient Transportation Equity Act - A Legacy for Users ("SAFETEA-LU"), which authorizes the appropriation of $286.5 billion in guaranteed funding for federal highway, transit and safety programs.  President Bush signed into law on September 30, 2008 a funding bill under SAFETEA-LU for the 2009 fiscal year, which fully funds the highway program at $41.2 billion.  On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (‘ARRA”).  The measure includes approximately $27.5 billion for highway and bridge construction which is in addition to amounts approved under SAFETEA-LU. Although SAFETEA-LU and ARRA guarantee federal funding at certain minimum levels, these and other legislation may be revised in future congressional sessions and federal funding of infrastructure may be decreased in the future.  In addition, Congress could pass legislation in future sessions, which would allow for the diversion of highway funds for other national purposes or could restrict funding of infrastructure projects unless states comply with certain federal policies.

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

A significant portion of our revenues relates to the sale of equipment involved in the production, handling or installation of asphalt mix.  A major component of asphalt is oil, and asphalt prices correlate with the price and availability of oil.  An increase in the price of oil or a decrease in the availability of oil would increase the cost of producing asphalt, which would likely decrease demand for asphalt, resulting in decreased demand for our products.  This would likely cause our revenues and profits to decrease.  In fact, rising gasoline, diesel fuel and liquid asphalt prices during the last several years significantly impacted the operating and raw material costs of our contractor and aggregate producer customers, and if they did not properly adjust their pricing could have reduced their profits and caused delays in some of their capital equipment purchases.

Steel prices increased significantly during the first eight months of 2008 and the Company increased its sales prices to offset these cost increases where possible.  Late in the third quarter of 2008, steel prices began to retreat from their 2008 highs. Steel pricing declined sharply in the fourth quarter of 2008.  We expect fourth quarter pricing to continue through the first quarter of 2009 and pricing levels throughout 2009 to remain well below the peak levels reached in the third quarter of 2008.  However, moderate increases are possible during 2009 due to reduced mill output and reductions in automotive and appliance output which reduce the amount of high quality scrap, a prime input factor for steel pricing.

Acquisitions that we have made in the past and future acquisitions involve risks that could adversely affect our future financial results.

We have completed several acquisitions in the recent past, including the acquisition of Peterson in 2007, the acquisition of Dillman in 2008 and the acquisition of certain of the assets of Q-Pave in 2008. We may acquire additional businesses in the future.  We may be unable to achieve the benefits expected to be realized from our acquisitions.  In addition, we may incur additional costs and our management's attention may be diverted because of unforeseen expenses, difficulties, complications, delays and other risks inherent in acquiring businesses, including the following:

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

In 2008, international sales represented approximately 36.2% of our total sales.  We plan to continue our growth efforts in international markets.  In connection with any increase in international sales efforts, we will need to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist.  Any difficulties in expanding our international sales may divert management's attention from our existing operations.  In addition, international revenues are subject to the following risks:

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

As of December 31, 2008, we were in compliance with the financial covenants contained in our Credit Agreement, as amended, with Wachovia Bank, National Association.  However, in the future we may be unable to comply with the financial covenants in our credit facility or to obtain waivers with respect to such financial covenants.  If such violations occur, the Company’s creditors could elect to pursue their contractual remedies under the credit facility, including requiring immediate repayment in full of all amounts then outstanding.  As of December 31, 2008, the Company had $3,129,000 outstanding borrowings and $10,734,000 of letters of credit outstanding under the credit agreement.  Additional amounts may be borrowed in the future.  The Company’s Osborn subsidiary has its own independent loan agreement in place.  A separate loan agreement for Astec Australia is in process.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The location, approximate square footage, acreage occupied and principal function of the properties owned or leased by the Company are set forth below:

Location	Approximate Square Footage	Approximate Acreage	Principal Function
Chattanooga, Tennessee	457,600	59	Offices and manufacturing – Astec (Asphalt Group)
Chattanooga, Tennessee	-	63	Storage yard – Astec (Asphalt Group)
Rossville, Georgia	40,500	3	Manufacturing – Astec (Asphalt Group)
Prairie du Chien, WI	91,500	39	Manufacturing – Dillman division of Astec (Asphalt Group)
Chattanooga, Tennessee	84,200	5	Offices and manufacturing - Heatec (Asphalt Group)
Chattanooga, Tennessee	196,000	15	Offices and manufacturing - Roadtec (Mobile Asphalt Paving Group)
Chattanooga, Tennessee	51,200	7	Manufacturing and parts warehouse - Roadtec (Mobile Asphalt Paving Group)
Chattanooga, Tennessee	14,100	-	Leased Hanger and Offices - Astec Industries, Inc.
Chattanooga, Tennessee	10,000	2	Corporate offices - Astec Industries, Inc.
Mequon, Wisconsin	203,000	30	Offices and manufacturing - Telsmith (Aggregate and Mining Group)
Sterling, Illinois	60,000	8	Offices and manufacturing - AMS (Aggregate and Mining Group)
Orlando, Florida	9,000	-	Leased machine repair and service facility - Roadtec (Mobile Asphalt Paving Group) and warehouse - Astec Underground (Underground Group)
Columbus, Ohio	20,000	5	Leased Dealership - Buckeye Underground, LLC (Underground Group)
Loudon, Tennessee	327,000	112	Offices and manufacturing – Astec Underground (Underground Group)
Eugene, Oregon	130,000	8	Offices and manufacturing – JCI (Aggregate and Mining Group)
Albuquerque, New Mexico	115,000	14	Offices and manufacturing – CEI (Asphalt Group) (partially leased to a third party)

Location	Approximate Square Footage	Approximate Acreage	Principal Function
Yankton, South Dakota	312,000	50	Offices and manufacturing – KPI (Aggregate and Mining Group)
West Salem, Ohio	102,000 plus 103,000 under construction	33	Offices and manufacturing – American Augers (Underground Group)
Thornbury, Ontario, Canada	60,500	12	Offices and manufacturing – BTI (Aggregate and Mining Group)
Thornbury, Ontario Canada	7,000	-	Leased warehouse/parts sales office – BTI (Aggregate and Mining Group)
Riverside, California	12,500	-	Leased offices and warehouse – BTI (Aggregate and Mining Group)
Solon, Ohio	8,900	-	Leased offices and assembly – BTI (Aggregate and Mining Group)
Tacoma, Washington	41,000	5	Offices and manufacturing – Carlson (Mobile Asphalt Paving Group)
Cape Town, South Africa	4,600	-	Leased sales office and warehouse – Osborn (Aggregate and Mining Group)
Durban, South Africa	3,800	-	Leased sales office and warehouse – Osborn (Aggregate and Mining Group)
Witbank, South Africa	1,400	-	Leased sales office and warehouse – Osborn (Aggregate and Mining Group)
Johannesburg, South Africa	177,000	18	Offices and manufacturing – Osborn (Aggregate and Mining Group)
Eugene, Oregon	130,000	7	Offices and manufacturing - Peterson Pacific Corp. (Other Business Units)
Summer Park, Australia	13,500	1	Leased- Offices, warehousing and storage yard - Astec Australia Pty Ltd (Other Business Units)

The properties above are owned by the Company unless they are indicated as being leased.

Management believes each of the Company's facilities provides office or manufacturing space suitable for its current needs, and management considers the terms under which it leases facilities to be reasonable.

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

The Company has received notice that Johnson Crushers International, Inc.  is subject to an enforcement action brought by the U.S. Environmental Protection Agency and the Oregon Department of Environmental Quality related to an alleged failure to comply with federal and state air permitting regulations.  Each agency is expected to seek sanctions that will include monetary penalties.  No penalty has yet been proposed.  The Company believes that it has cured the alleged violations and is cooperating fully with the regulatory agencies.  At this stage of the investigations, the Company is unable to predict the outcome and the amount of any such sanctions.

The Company has also received notice from the Environmental Protection Agency that it may be responsible for a portion of the costs incurred in connection with an environmental cleanup in Illinois.  The discharge of hazardous materials and associated cleanup relate to activities occurring prior to the Company’s acquisition of Barber Greene in 1986.  The Company believes that over 300 other parties have received similar notice.  At this time, the Company cannot predict whether the EPA will seek to hold the Company liable for a portion of the cleanup costs or the amount of any such liability.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fiscal quarter ended December 31, 2008.

Executive Officers of the Registrant

The name, title, ages and business experience of the executive officers of the Company are listed below.

J. Don Brock, Ph.D., P.E., has been President and a Director of the Company since its incorporation in 1972 and assumed the additional position of Chairman of the Board in 1975.  He was the Treasurer of the Company from 1972 until 1994.  From 1969 to 1972, Dr. Brock was President of the Asphalt Division of CMI Corporation.  He earned his Ph.D. degree in mechanical engineering from the Georgia Institute of Technology.  Dr. Brock is the father of Benjamin G. Brock, President of Astec, Inc., and Dr. Brock and Thomas R. Campbell, Group Vice President - Mobile Asphalt Paving and Underground, are first cousins.  He is 70.

F. McKamy Hall, a Certified Public Accountant, became Chief Financial Officer during 1998 and has served as Vice President and Treasurer since 1997.  He previously served as Corporate Controller of the Company since 1987.  Mr. Hall has an undergraduate degree in accounting and a Master of Business Administration degree from the University of Tennessee at Chattanooga.  He is 66.

W. Norman Smith was appointed Group Vice President-Asphalt in 1998 and additionally served as President of Astec, Inc. from 1994 until October 2006.  He formerly served as President of Heatec, Inc. from 1977 to 1994.  From 1972 to 1977, Mr. Smith was a Regional Sales Manager with the Company.  From 1969 to 1972, Mr. Smith was an engineer with the Asphalt Division of CMI Corporation.  Mr. Smith has also served as a director of the Company since 1982.  He is 69.

Thomas R. Campbell was appointed Group Vice President - Mobile Asphalt Paving & Underground in November 2001.  He served as President of Roadtec, Inc. from 1988 to 2004.  He has served as President of Carlson Paving Products and American Augers since November 2001 until December 2006.  He served as President of Astec Underground, Inc. from 2001 to May 2005.  From 1981 to 1988, he served as Operations Manager of Roadtec.  Mr. Campbell and J. Don Brock, President of the Company, are first cousins.  He is 59.

Richard J. Dorris was appointed President of Heatec, Inc. in April of 2004.  From 1999 to 2004 he held the positions of National Accounts Manager, Project Manager and Director of Projects for Astec, Inc.  Prior to joining Astec, Inc. he was President of Esstee Manufacturing Company from 1990 to 1999 and was Sales Engineer from 1984 to 1990.  Mr. Dorris has a B.S. degree in mechanical engineering from the University of Tennessee.  He is 48.

Richard A. Patek was appointed Group Vice President-Aggregate & Mining Group in March of 2008.  He has also served as President of Telsmith, Inc. since May of 2001.  He served as President of Kolberg-Pioneer, Inc. from 1997 until May 2001.  From 1995 to 1997, he served as Director of Materials of Telsmith, Inc.  From 1992 to 1995, Mr. Patek was Director of Materials and Manufacturing of the former Milwaukee plant location.  From 1978 to 1992, he held various manufacturing management positions at Telsmith.  Mr. Patek is a graduate of the Milwaukee School of Engineering.  He is 52.

Frank D. Cargould was appointed President of Breaker Technology Ltd and Breaker Technology, Inc. on October 18, 1999.  The Breaker Technology companies were formed on August 13, 1999 when the Company purchased substantially all of the assets of Teledyne Specialty Equipment's Construction and Mining business unit from Allegheny Teledyne Inc.  From 1994 to 1999, he was Director of Sales - East for Teledyne CM Products, Inc.  He is 66.

Jeffery J. Elliott was appointed President of Johnson Crushers, Inc. in December 2001.  From 1999 to 2001, he served as Senior Vice President for Cedarapids, Inc., (a Terex company), and from 1996 to 1999, he served as Vice President of the Crushing and Screening Group.  From 1978 to 1996, he held various domestic and international sales and marketing positions with Cedarapids, Inc.  He is 55.

Timothy Gonigam was appointed President of Astec Mobile Screens, Inc., in October 2000.  From 1995 to 2000, Mr. Gonigam held the position of Sales Manager of Astec Mobile Screens, Inc.  He is 46.

Tom Kruger was appointed Managing Director of Osborn Engineered Products SA (Pty) Ltd on February 1, 2005.  For the previous five years, Mr. Kruger was employed as Operations Director of Macsteel Tube and Pipe (Pty) Ltd, a manufacturer of carbon steel tubing in Johannesburg, South Africa.  He served as Sales and Marketing Director of Macsteel prior to becoming Operations Director. From 1993 to 1998, Mr. Kruger was employed by Barloworld Ltd as Operations Director and Regional Managing Director responsible for a trading organization in steel, tube and water conveyance systems. Prior to that, he held the position of Works Director.  He is 51.

Joseph P. Vig was appointed Group Vice President of the AggRecon Group in March 2008.  He has also served as President of Kolberg-Pioneer, Inc., since May 2001.   From 1994 until May 2001, he served as Engineering Manager of Kolberg-Pioneer, Inc.  From 1978 to 1993 he was Director of Engineering with Morgen Mfg. Co., and then Engineering Manager of Essick-Mayco in 1993-94.  Mr. Vig has a B.S. degree in civil engineering from the South Dakota School of Mines and Technology and is registered as a Professional Engineer.  He is 59.

Jeffrey L. Richmond, Sr. was appointed President of Roadtec, Inc. in April 2004.  From 1996 until April 2004, he held the positions of Sales Manager, Vice President of Sales and Marketing and Vice President/General Manager of Roadtec, Inc.  He is 53.

Joe K. Cline was appointed President of Astec Underground, Inc. in February 2008.  Previously he held numerous manufacturing positions with the Company since 1982 including the Company’s Corporate Manufacturing Manager/Safety Champion beginning in July 2007 and Manufacturing Manager for Mobile Asphalt & Underground Groups from 2003 to mid 2007. He is 52.

Michael A. Bremmer was appointed President of CEI Enterprises, Inc. in January 2006.  From January 2003 until January 2006, he held the position of Vice President and General Manager of CEI Enterprises, Inc.  From January 2001 until January 2003, he held the position of Director of Engineering of CEI Enterprises, Inc.  He is 53.

Benjamin G. Brock was appointed President of Astec, Inc. in November 2006.  From January 2003 until October 2006 he held the position of Vice President - Sales of Astec, Inc. and Vice President/General Manager of CEI Enterprises, Inc. from 1997 until December 2002.  Mr. Brock's career with Astec began as a salesman in 1993.  Mr. Brock has a B.S. in Economics with a minor in Marketing from Clemson University.  Mr. Brock is the son of J. Don Brock, President of the Company.  He is 38.

David L. Winters was appointed President of Carlson Paving Products in January 2007 after previously serving as its Vice President and General Manager from March 2002 until December 2006.  Mr. Winters also served as Quality Assurance Manager, Manufacturing Manager and Service Manager for Roadtec from August 1997 to February 2002.  From 1977 to 1997 he held various positions in maintenance management with the Tennessee Valley Authority.  Mr. Winters is 59.

James F. Pfeiffer was appointed President of American Augers, Inc. in January 2007 after previously serving as its Vice President and General Manager from March 2005 until December 2006.  Prior to joining Astec, Mr. Pfeiffer was Vice President and General Manager of Daedong USA from April 2004 to October 2004 and Vice President of Marketing for Blount, Inc. from April 2002 to April 2004. Previously he held numerous positions with Charles Machine Works over a nineteen year period.  Mr. Pfeiffer holds a bachelors degree in Agriculture from Oklahoma State University.  Mr. Pfeiffer is 51.

Stephen C. Anderson was appointed Secretary of the Company in January 2007 and assumed the role of Director of Investor Relations in January 2003. Mr. Anderson also serves as the Company’s compliance officer and manages the corporate information technology and aviation departments.  He has also been President of Astec Insurance Company since January 2007.  He was Vice President of Astec Financial Services, Inc. from November 1999 to December 2002.  Prior to this Mr. Anderson spent a combined fourteen years in Commercial Banking with AmSouth and SunTrust Banks. He has a B.S. degree in Business Management from the University of Tennessee at Chattanooga and is a graduate of the Stonier Graduate School of Banking. He is 45.

David C. Silvious, a Certified Public Accountant, was appointed Corporate Controller in 2005.  He previously served as Corporate Financial Analyst since 1999.  Mr. Silvious earned his undergraduate degree in accounting from Tennessee Technological University and his Masters of Business Administration from the University of Tennessee at Chattanooga.  He is 41.

Larry Cumming was appointed President of Peterson Pacific Corp. in August 2007. He joined the company in 2003 and held the earlier positions of General Manager and Chief Executive Officer of Peterson, Inc. Prior to joining Peterson, he held senior management positions in North America and Europe with Timberjack and John Deere (Deere acquired Timberjack in 2000). Mr. Cumming also held prior positions with Timberjack as Vice President Engineering and Senior Vice President Sales and Marketing, Chief Operating Officer and Executive Vice President Product Supply. Mr. Cumming is a graduate mechanical engineer from Cornell University with additional senior management courses from INSEAD in France. He is a registered professional engineer in the Province of Ontario. Mr. Cumming is 60.

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

The high and low sales prices of the Company's Common Stock as reported on the Nasdaq National Market for each quarter during the last two fiscal years are as follows:

	Price Per Share
2008	High	Low
1st Quarter	$39.76	$25.51
2nd Quarter	$42.38	$31.16
3rd Quarter	$37.55	$19.40
4th Quarter	$33.99	$17.00

	Price Per Share
2007	High	Low
1st Quarter	$40.90	$32.94
2nd Quarter	$45.24	$39.43
3rd Quarter	$59.36	$42.53
4th Quarter	$60.40	$33.75

As of February 20, 2009, there were approximately 14,000 holders of the Company's Common Stock.

We maintain the following option plans: (i) 1998 Long-term Incentive Plan and (ii) 1998 Non-Employee Director Stock Incentive Plan. No additional options can be granted under either plan; however previously granted options are still available for exercising under each plan.  We also maintain the 2006 Incentive Plan for the awarding of stock to key management based upon achieving profitability goals.  Information regarding these plans may be found in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” of this Report.

Item 6. Selected Financial Data

Selected financial data appears in Appendix "A" of this Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations appears in Appendix "A" of this Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Information appearing under the caption "Market Risk and Risk Management Policies" appears in Appendix "A" of this report.

Item 8. Financial Statements and Supplementary Data

Financial statements and supplementary financial information appear in Appendix "A" of this Report.

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

As of the end of the period covered by this Report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management’s assessment report and the Company’s independent registered public accounting firm’s audit report on the effectiveness of the Company’s internal controls over financial reporting appear in Appendix “A” of this Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding the Company's directors, executive officers, director nominating process, audit committee, and audit committee financial expert is included under the captions "Election of Directors - Certain Information Concerning Nominees and Directors" and “Corporate Governance” in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 23, 2009, which is incorporated herein by reference.  Information regarding compliance with Section 16(a) of the Exchange Act is also included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement, which is incorporated herein by reference.

The Company's Board of Directors has approved a Code of Conduct and Ethics that applies to the Company's employees, directors and officers (including the Company's principal executive officer, principal financial officer and principal accounting officer).  The Code of Conduct and Ethics is available on the Company's website at www.astecindustries.com/investors/.

Item 11. Executive Compensation

Information included under the captions "Executive Compensation", “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee” in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 23, 2009 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information included under the captions "Election of Directors - Certain Information Concerning Nominees and Directors," "Common Stock Ownership of Management" and "Common Stock Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 23, 2009 is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the Common Stock that may be issued under all of the Company's existing equity compensation plans as of December 31, 2008.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, Rights and RSU’s	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders:
	396,324(1)	$22.55	--
	136,966(2)	--	561,834(5)

Equity Compensation Plans Not Approved by Shareholders:
	16,665(3)	$17.37	--
	13,777(4)	--	131,367(5)
Total	563,732		693,201

________________

(1)	Stock Options granted under our 1998 Long-term Incentive Plan
(2)	Restricted Stock Units granted under our 2006 Incentive Plan
(3)	Stock Options granted under our 1998 Non-Employee Director Stock Incentive Plan
(4)	Deferred Stock Units granted under our 1998 Non-Employee Director Stock Incentive Plan
(5)	All of these shares are available for issuance pursuant to grants of full-value awards.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information included under the captions “Corporate Governance: Independent Directors” and ”Transactions with Related Persons” in the Company’s definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 23, 2009 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information included under the caption “Audit Matters” in the Company’s definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 23, 2009 is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)  The following financial statements and other information appear in Appendix “A” to this Report and are filed as a part hereof:

•	Selected Consolidated Financial Data.
•	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•	Management’s Assessment Report.
•	Reports of Independent Registered Public Accounting Firm.
•	Consolidated Balance Sheets at December 31, 2008 and 2007.
•	Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006.
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006.
•	Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2008, 2007 and 2006.
•	Notes to Consolidated Financial Statements.

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
3.7
Amended and Restated Bylaws of the Company, adopted on March 14, 1990 and as amended on July 29, 1993, July 27, 2007 and July 23, 2008 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 001-11595)

4.1
Amended and Restated Shareholder Protection Rights Agreement, dated as of December 22, 2005, by and between the Company and Mellon Investor Services LLC, as Rights Agent. (incorporated by reference from the Company’s Current Report on Form 8-K dated December 22, 2005, File No. 0-14714).

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

10.13
Amended Supplemental Executive Retirement Plan, dated September 29, 2004, originally effective as of January 1, 1995. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-14714) *

10.14
Amendment to the Astec Industries, Inc. 1998 Non-Employee Directors Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K dated March 15, 2005, File No. 0-14714). *

10.15
Amendment Number 2 to the Astec Industries, Inc. 1998 Non-Employee Directors Stock Incentive Plan dated February 21, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K dated February 7, 2006, File No. 0-14714). *

10.16
Astec Industries, Inc. 2006 Incentive Plan (incorporated by reference to Appendix A for the Registrant’s Definitive Proxy Statement on Schedule 14A, File No. 0-14714, file with the Securities and Exchange Commission on March 16, 2006) *

10.17
Amendment Number 2 to the Astec Industries, Inc. 1998 Non-Employee Directors Stock Incentive Plan (incorporated by reference from the Company’s Current Report on Form 8-K dated February 27, 2006, File No. 001-11595) *

10.18
Credit Agreement dated as of April 13, 2007 between Astec Industries, Inc. and Certain of Its Subsidiaries and Wachovia Bank, National Association (incorporated by reference from the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2007, File No. 001-11595)

10.19
Stock Purchase Agreement by and among Astec Industries, Inc., Peterson, Inc., A. Neil Peterson, and the Other Shareholders of Peterson, Inc. dated as of May 31, 2007 (incorporated by reference from the Company’s Quarterly Form 10-Q for the quarter ended June 30, 2007, File No. 001-11595)

10.20
First Amendment to the Credit Agreement between Astec Industries, Inc. and Certain of Its Subsidiaries and Wachovia Bank, National Association (incorporated by reference from the Company’s Quarterly Report on form 10-Q for the quarter ended September 30, 2007, File No. 001-11595)

10.21
Amendment to the Supplemental Executive Retirement Plan dated March 8, 2007 originally effective January 1, 1995 (incorporated by reference from the Conmpany's Annual Report on form 10-k for the year ended December 31, 2007, File No. 001-11595) *

10.22
Supplemental Executive Retirement Plan Amendment and Restatement Effective January 1, 2008, originally effective January 1, 1995 (incorporated by reference from the Conmpany's Annual Report on form 10-k for the year ended December 31, 2007, File No. 001-11595) *

10.23
Stock Purchase Agreement by and among Astec Industries, Inc., Dillman Equipment, Inc. and the “Sellers” Referred to Herein dated August 5, 2008 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 001-11595)

10.24
Stock Purchase Agreement by and among Astec Industries, Inc., Double L Investments, Inc. and the “Sellers” Referred to Herein dated August 5, 2008 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 001-11595)

10.25	Amendment Number 1 to Astec Industries, Inc. 2006 Incentive Plan *
10.26	Amendment Number 3 to the Astec Industries, Inc. 1998 Non-Employee Directors Stock Incentive Plan *
10.27	Amendment Number 1 to Amended and Restated Supplemental Executive Retirement Plan Effective January 1, 2009, originally effective January 1, 1995 *
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant Rule 13a-14/15d/14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant Rule 13a-14/15d/14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Management contract or compensatory plan or arrangement.

(b)	The Exhibits to this Report are listed under Item 15(a)(3) above.
(c)	The Financial Statement Schedules to this Report are listed under Item 15(a)(2) above.

The Exhibits are numbered in accordance with Item 601 of Regulation S-K. Inapplicable Exhibits are not included in the list.

APPENDIX "A"
to
ANNUAL REPORT ON FORM 10-K

ITEMS 8 and 15(a)(1), (2)and (3),and 15(b) and 15(c)

INDEX TO FINANCIAL STATEMENTS AND
 FINANCIAL STATEMENT SCHEDULES

ASTEC INDUSTRIES, INC.

FINANCIAL
INFORMATION

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except as noted*)

	2008	2007	2006	2005	2004
Consolidated Income Statement Data
Net sales	$973,700	$869,025	$710,607	$616,068	$504,554
Selling, general and administrative expenses	122,621	107,600	94,383	82,126	70,043
Gain on sale of real estate, net of real estate impairment charge[1]	--	--	--	6,531	--
Research and development	18,921	15,449	13,561	11,319	8,580
Income from operations	92,316	86,728	60,343	46,303	24,382
Interest expense	851	853	1,672	4,209	5,033
Other income (expense), net[2]	5,709	(202)	167	252	(19)
Income from continuing operations	63,128	56,797	39,588	28,094	12,483
Income from discontinued operations, net of tax[3]	--	--	--	--	1,164
Gain on disposal of discontinued operations, net of tax of $5,071[3]	--	--	--	--	5,406
Net income	63,128	56,797	39,588	28,094	19,053
Earnings per common share*
Income from continuing operations:
Basic	2.83	2.59	1.85	1.38	0.63
Diluted	2.80	2.53	1.81	1.34	0.62
Income from discontinued operations:
Basic	--	--	--	--	0.33
Diluted	--	--	--	--	0.33
Net income:
Basic	2.83	2.59	1.85	1.38	0.96
Diluted	2.80	2.53	1.81	1.34	0.95

Consolidated Balance Sheet Data
Working capital	$251,263	$204,839	$178,148	$137,981	$106,489
Total assets	612,812	542,570	421,863	346,583	324,818
Total short-term debt	3,427	--	--	--	11,827
Long-term debt, less current maturities	--	--	--	--	25,857
Shareholders’ equity	439,226	376,589	296,166	242,742	191,256
Book value per diluted common share at year-end*	19.45	16.78	13.51	11.57	9.52

1  During 2005, the Company recognized a gain on the sale of its vacated Grapevine, Texas facility. In addition, the Company recognized an impairment charge on certain other real estate.

2 During the fourth quarter of 2008, the Company sold certain equity securities for a pre-tax gain of $6,195,000.

3 The Company sold substantially all of the assets and liabilities of Superior Industries of Morris, Inc. on June 30, 2004.

SUPPLEMENTARY FINANCIAL DATA
(in thousands, except as noted*)

Quarterly Financial Highlights (Unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008 Net sales	$263,072	$277,703	$237,443	$195,482
Gross profit	66,220	66,289	58,803	42,546
Net income	17,519	21,072	15,962	8,575
Earnings per common share*
Net income:
Basic	0.79	0.95	0.72	0.38
Diluted	0.78	0.93	0.71	0.38

2007 Net sales	$215,563	$226,414	$206,239	$220,810
Gross profit	54,373	58,943	48,561	47,901
Net income	15,334	18,505	11,574	11,384
Earnings per common share*
Net income:
Basic	0.71	0.85	0.52	0.51
Diluted	0.69	0.83	0.51	0.50

Common Stock Price *

2008 High	$39.76	$42.38	$37.55	$33.99
2008 Low	25.51	31.16	19.40	17.00

2007 High	$40.90	$45.24	$59.36	$60.40
2007 Low	32.94	39.43	42.53	33.75

The Company’s common stock is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market under the symbol ASTE. Prices shown are the high and low bid prices as announced by NASDAQ. The Company has never paid dividends on its common stock and does not intend to pay dividends on its common stock in the foreseeable future. As determined by the proxy search on the record date, the number of common shareholders is approximately 14,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding forward-looking statements, see “Forward-looking Statements” on page A-17.

Overview

Astec Industries, Inc., (“The Company”) is a leading manufacturer and marketer of road building equipment. The Company’s businesses:

•	design, engineer, manufacture and market equipment that is used in each phase of road building, from quarrying and crushing the aggregate to applying the asphalt;
•
design, engineer, manufacture and market equipment and components unrelated to road construction, including trenching, auger boring, directional drilling, industrial heat transfer, wood chipping and grinding; and

•	manufacture and sell replacement parts for equipment in each of its product lines.

The Company has 14 manufacturing companies, 13 of which fall within four reportable operating segments, which include the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group. The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other unrelated industries. In early 2009, the Company introduced a new line of concrete mixing plants. The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries. The business units in the Mobile Asphalt Paving Group design, manufacture and market asphalt pavers, material transfer vehicles, milling machines, stabilizers and screeds. The business units in the Underground Group design, manufacture and market a complete line of trenching equipment, directional drills and auger boring machines for the underground construction market as well as vertical drills for gas and oil field development. The Company also has one other category that contains the business units that do not meet the requirements for separate disclosure as an operating segment. The business units in the Other category include Peterson Pacific Corp. (“Peterson”), Astec Australia Pty Ltd., Astec Insurance Company and Astec Industries, Inc., the parent company.

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

In August 2005, President Bush signed into law the Safe, Accountable, Flexible and Efficient Transportation Equity Act - A Legacy for Users (“SAFETEA-LU”), which authorizes appropriation of $286.5 billion in guaranteed federal funding for road, highway and bridge construction, repair and improvement of the federal highways and other transit projects for federal fiscal years October 1, 2004 through September 30, 2009. The Company believes that the federal highway funding significantly influences the purchasing decisions of the Company’s customers who are more comfortable making purchasing decisions with the legislation in place. The federal funding provides for approximately 25% of highway, street, roadway and parking construction funding in the United States. President Bush signed into law on September 30, 2008 a funding bill for the 2009 fiscal year, which fully funds the highway program at $41.2 billion.

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009. The measure includes approximately $27.5 billion for highway and bridge construction activities. These funds are in addition to the expected $41.2 billion investment related to the federal highway program for fiscal year 2009. The measure requires the funding to be apportioned to the states within 21 days of the bill’s enactment. Half of the funds must be obligated by the states within 120 days with the remaining portion required to be under contract one year after the bill’s enactment. The bill also proposes a continuation of the 50% bonus tax depreciation for 2009 and an increase of the Section 179 deduction to $250,000.

The Canadian government has approved spending $9.5 billion on road, bridge, public transit, water and other infrastructure over the next two years. The list of approximately 2,200 “shovel-ready” projects, derived from a survey of federation members, range from simple rehabilitation to major new construction.

The Company believes the spending programs will have a positive impact on its financial performance, however, the magnitude of that impact cannot be determined.

The public sector spending described above is needed to fund road, bridge and mass transit improvements. The Company believes that increased funding is unquestionably needed to restore the nation’s highways to a quality level required for safety, fuel efficiency and mitigation of congestion. In the Company’s opinion, amounts needed for such improvements are significantly above amounts approved, and funding mechanisms such as the federal usage fee per gallon of gasoline, which has not been increased in 15 years, would need to be increased along with other measures to generate the funds needed.

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and its impact on customers’ purchase decisions and the price of steel may each affect the Company’s financial performance. Economic downturns, like the one experienced from 2001 through 2003, generally result in decreased purchasing by the Company’s customers, which, in turn, causes reductions in sales and increased pricing pressure on the Company’s products. Rising interest rates typically have the effect of negatively impacting customers’ attitudes toward purchasing equipment. Although the Federal Reserve has recently made significant reductions to interest rates in response to the current economic downturn, the Company expects only slight changes, if any, in interest rates in 2009 and does not expect such changes to have a material impact on the financial results of the Company.

Significant portions of the Company’s revenues relate to the sale of equipment involved in the production, handling and installation of asphalt mix. A major component of asphalt is oil. An increase in the price of oil increases the cost of providing asphalt, which could likely decrease demand for asphalt, and therefore, decrease demand for certain Company products. While increasing oil prices may have an impact on the Company’s customers, the Company’s equipment can use a significant amount of recycled asphalt pavement, thereby mitigating the cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt mix. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. The Company’s customers appear to be adapting their prices in response to the fluctuating oil prices and the fluctuations did not appear to significantly impair equipment purchases in 2008. The Company expects oil prices to continue to fluctuate in 2009 but does not foresee the fluctuation to have a significant impact on customers’ buying decisions.

Steel is a major component in the Company’s equipment. Steel prices retracted somewhat during 2005 and 2006 from record highs during 2004 but returned to historically high levels during 2008. Steel prices increased significantly during the first eight months of 2008, and the Company increased sales prices during the first half of 2008 to offset these rising steel costs. Late in the third quarter of 2008, steel prices began to retreat from their 2008 highs. Steel pricing declined sharply in the fourth quarter of 2008. We expect fourth quarter pricing to continue through the first quarter of 2009 and pricing levels throughout 2009 to remain well below the peak levels reached in the third quarter of 2008. However, moderate increases are possible during 2009 due to reduced mill output and reductions in automotive and appliance output which reduce the amount of high-quality scrap, a prime input factor for steel pricing. In addition, spending under the American Recovery and Reinvestment Act of 2009 may impact steel prices by slowing the price retraction or even causing steel prices to rise. Although the Company would institute price increases in response to rising steel and component prices, if the Company is not able to raise the prices of its products enough to cover increased costs, the Company’s financial results will be negatively affected. If the Company sees increases in upcoming steel prices, it will take advantage of buying opportunities to offset such future pricing where possible.

In addition to the factors stated above, many of the Company’s markets are highly competitive, and its products compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. During most of 2008, the reduced value of the dollar relative to many foreign currencies and the positive economic conditions in certain foreign economies had a positive impact on the Company’s international sales. During the latter months of 2008, the dollar began to strengthen as the current economic recession began to have an impact around the world.

In the United States and internationally, the Company’s equipment is marketed directly to customers as well as through dealers. During 2008, approximately 75% to 80% of equipment sold by the Company was sold directly to the end user.

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

The non-union employees of each subsidiary have the opportunity to earn profit sharing distributions in the aggregate up to 10% of the subsidiary’s after-tax profit if such subsidiary meets established goals. These goals are based on the subsidiary’s return on capital employed, cash flow on capital employed and safety. The profit sharing distributions for subsidiary presidents are paid from a separate corporate pool.

Results of Operations; 2008 vs. 2007

The Company generated net income for 2008 of $63,128,000, or $2.80 per diluted share, compared to net income of $56,797,000, or $2.53 per diluted share, in 2007. The weighted average number of diluted common shares outstanding at December 31, 2008 was 22,585,775 compared to 22,444,866 at December 31, 2007.

Net sales for 2008 were $973,700,000, an increase of $104,675,000, or 12.0%, compared to net sales of $869,025,000 in 2007. The increase in net sales in 2008 occurred in both domestic and international sales and was primarily due to the continued weakness of the dollar against foreign currencies and strong economic conditions internationally during most of 2008.

In 2008, international sales increased $74,377,000, or 26.7%, to $352,713,000 compared to international sales of $278,336,000 in 2007. International sales increased the most in Asia, followed by Canada, Africa, South America and Central America. These increases are due primarily to continued weakness of the dollar against these currencies and strong local economic conditions in these geographic areas during most of 2008.

In 2008, domestic sales increased $30,297,000 or 5.1%, to $620,987,000 compared to domestic sales of $590,690,000 in 2007. Domestic sales are primarily generated from equipment purchases made by customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development.

Parts sales were $204,912,000 in 2008 compared to $186,146,000 in 2007 for an increase of 10.1%. The increase of $18,766,000 was generated mainly by the Underground Group and the Asphalt Group. The increase was primarily due to strong economic conditions both domestically and abroad, increased parts marketing efforts and growth in the active machine population.

Gross profit increased from $209,778,000 in 2007 to $233,858,000 in 2008. The gross profit as a percentage of net sales decreased 10 basis points from 24.1% in 2007 to 24.0% in 2008. The primary factor that caused this decrease in gross profit as a percentage of net sales was an increase in overhead of $5,520,000 in 2008 as compared to 2007. The increase in overhead is due primarily to manufacturing process improvement projects, as well as the impact of slowing economic activity during the second half of the year resulting in lower absorption of overhead. As these improvement projects occurred, the flow of production was disrupted and certain production resources were used to complete the projects, thus creating inefficiencies which resulted in excess production costs. Steel and component cost increases were offset by sales price increases, redesign of the product, and improvements in the manufacturing process.

In 2008, selling, general and administrative (“SG&A”) expenses increased $15,021,000 or 14.0% to $122,621,000, or 12.6% of 2008 net sales from $107,600,000 or 12.4% of net sales in 2007. The increase in SG&A in 2008 compared to 2007 was primarily due to increases in personnel related expenses of $7,790,000, sales commissions of $1,424,000, and health insurance of $2,911,000. In addition, ConExpo costs of $3,594,000 were expensed in 2008.

Research and development expenses increased by $3,472,000, or 22.5%, from $15,449,000 in 2007 to $18,921,000 in 2008. The increase is related to the development of new products and improvement of current products.

Interest expense for 2008 remained flat at $851,000 from $853,000 in 2007. This equates to 0.1% of net sales in both 2008 and 2007.

Interest income decreased $1,845,000, or 67.5%, to $888,000 in 2008 from $2,733,000 in 2007. The decrease is primarily due to a reduction in cash available for investment due to business acquisitions in 2008.
Other income (expense), net was income of $5,709,000 in 2008 compared to expense of $202,000 in 2007. The net change in other income from 2007 to 2008 was due primarily to gains on the sale of investments.

For 2008, the Company had an overall income tax expense of $34,767,000, or 35.5% of pre-tax income compared to the 2007 tax expense of $31,398,000, or 35.5% of pre-tax income.

Earnings per share for 2008 were $2.80 per diluted share compared to $2.53 per diluted share for 2007, a 10.7% increase.

The backlog at December 31, 2008 was $193,316,000 compared to $280,923,000, including the backlogs of Dillman and Astec Australia, at December 31, 2007, a 31.2% decrease. The international backlog at December 31, 2008 was $87,693,000 compared to $88,842,000 at December 31, 2007, a decrease of $1,149,000 or 1.3%. The domestic backlog at December 31, 2008 was $105,623,000 compared to $192,081,000 at December 31, 2007, a decrease of $86,458,000 or 45.0%. The backlog decreased $47,691,000 in the Aggregate and Mining Group, followed by a decrease of $27,135,000 in the Asphalt Group. The Company is unable to determine whether this backlog effect was experienced by the industry as a whole, however, the Company believes the decreased backlog reflects the current economic conditions the industry is experiencing.

Asphalt Group: During 2008, this segment had sales of $257,336,000 compared to $240,229,000 for 2007, an increase of $17,107,000, or 7.1%. Asphalt Group sales increased both domestically and internationally.  International sales increased primarily in Canada and Central America. Segment profits for 2008 were $40,765,000 compared to $37,707,000 for 2007, an increase of $3,058,000, or 8.1%. The focus on product improvement and cost reduction through the Company’s focus group initiative as well as price increases and increased international sales impacted gross profits and segment income during 2008.

Aggregate and Mining Group: During 2008, sales for this segment increased $12,167,000, or 3.6%, to $350,350,000 compared to $338,183,000 for 2007. The primary increase in sales was attributable to increased international sales in Asia, Africa and South America. Domestic sales for the Aggregate and Mining Group were down 12.3% compared to 2007. Segment profits for 2008 decreased $1,860,000, or 4.8%, to $37,032,000 from $38,892,000 for 2007. The primary reasons for the decrease in segment profits was ConExpo expenses of $1,578,000 in 2008 and weakening sales volume and gross profit in the fourth quarter of 2008.

Mobile Asphalt Paving Group: During 2008, sales for this segment increased $4,203,000, or 2.9%, to $150,692,000 from $146,489,000 in 2007. The increase in sales in 2008 compared to 2007 was attributable to international sales. International sales increased in Europe, Canada and South America. Domestic sales decreased slightly year over year. Segment profits for 2008 decreased $2,798,000, or 15.6%, to $15,087,000 from $17,885,000 for 2007. The decrease in segment profits was primarily due to increased research and development costs, ConExpo expenses of $665,000 in 2008 and weakening sales volume and gross profit in the fourth quarter of 2008.

Underground Group: During 2008, sales for this segment increased $20,774,000, or 18.2%, to $135,152,000 from $114,378,000 for 2007. International sales for this group increased in South America, Africa, China, Japan and Korea. Segment profits for 2008 increased $5,163,000 from $7,348,000 in 2007 to $12,511,000 in 2008. The sales and profit increase is primarily due to market acceptance of new products.

Other: During 2008, sales for this segment increased $50,424,000, or 169.5%, to $80,170,000 from $29,746,000 in 2007. $42,337,000 of this increase is due to the acquisitions of Peterson and Astec Australia.

Results of Operations; 2007 vs. 2006

The Company generated net income for 2007 of $56,797,000, or $2.53 per diluted share, compared to net income of $39,588,000, or $1.81 per diluted share, in 2006. The weighted average number of diluted common shares outstanding at December 31, 2007 was 22,444,866 compared to 21,917,123 at December 31, 2006.

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

In 2007 selling, general and administrative (“SG&A”) expenses increased $13,217,000 or 14.0% to $107,600,000, or 12.4% of 2007 net sales from $94,383,000 or 13.3% of net sales in 2006. The increase in SG&A in 2007 compared to 2006 was primarily due to increases in personnel related expenses of $4,462,000, profit sharing expense of $1,842,000, sales commissions of $1,745,000, travel, lodging and meals expense of $1,780,000 and depreciation of $814,000. Each of these expenses increased in anticipation of or as a result of increased sales volumes.

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

Interest income increased $1,264,000, or 86.0%, to $2,733,000 in 2007 from $1,469,000 in 2006. The increase is primarily due to a higher investment of excess cash in 2007 compared to 2006.

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

Other: The sales of $29,746,000 in this segment in 2007 were generated by Peterson Pacific Corp. which was acquired on July 1, 2007. There were no sales in this segment in 2006.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources are its cash on hand, investments, borrowing capacity under a $100 million revolving credit facility and cash flows from operations. Cash available for operating purposes was $9,674,000 at December 31, 2008. The Company had $3,129,000 of borrowings under its credit facility with Wachovia Bank, National Association (“Wachovia”) at December 31, 2008. Net of letters of credit of $10,734,000, the Company had borrowing availability of $86,137,000 on its credit facility at December 31, 2008.

During April 2007, the Company entered into an unsecured credit agreement with Wachovia whereby Wachovia has extended to the Company an unsecured line of credit of up to $100,000,000 including a sub-limit for letters of credit of up to $15,000,000. The Wachovia credit agreement replaced the previous $87,500,000 secured credit facility the Company had in place with General Electric Capital Corporation and General Electric Capital-Canada.

The Wachovia credit facility has an original term of three years (which is subject to further extensions as provided therein). Early in 2009, the Company exercised its right to extend the credit facility’s term one additional year. An additional one year extension is available. The interest rate for borrowings is a function of the Adjusted LIBOR Rate or Adjusted LIBOR Market Index Rate, as defined, as elected by the Company, plus a margin based upon a leverage ratio pricing grid ranging between 0.5% and 1.5%. As of December 31, 2008, the applicable margin based upon the leverage ratio pricing grid was equal to 0.5%. The unused facility fee is 0.125%. The interest rate at December 31, 2008 was 0.94%. The Wachovia credit facility requires no principal amortization and interest only payments are due, in the case of loans bearing interest at the Adjusted LIBOR Market Index Rate, monthly in arrears and, in the case of loans bearing interest at the Adjusted LIBOR Rate, at the end of the applicable interest period. The Wachovia credit agreement contains certain financial covenants including a minimum fixed charge coverage ratio, minimum tangible net worth and maximum allowed capital expenditures. The borrowings are classified as current liabilities as the Company plans to repay the debt within the next 12 months.

The Company was in compliance with the covenants under its credit facility as of December 31, 2008.

The Company’s South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., (Osborn) has available a credit facility of approximately $5,978,000 (ZAR 50,000,000) to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. As of December 31, 2008, Osborn had $298,000 outstanding borrowings under the credit facility at 15% interest, and approximately $1,854,000 in performance bonds which were guaranteed under the facility. The facility is secured by Osborn’s buildings and improvements, accounts receivable and cash balances and a $2,000,000 letter of credit issued by the parent Company. The portion of the available facility not secured by the $2,000,000 letter of credit fluctuates monthly based upon seventy-five percent (75%) of Osborn’s accounts receivable and total cash balances at the end of the prior month as well as buildings and improvements of $1,983,000. As of December 31, 2008, Osborn had available credit under the facility of approximately $3,826,000. The facility expires on July 30, 2009 and the Company plans to renew the facility prior to expiration. There is no unused facility fee.

Net cash provided by operating activities for the year ended December 31, 2008 was $10,038,000 compared to $45,744,000 for the year ended December 31, 2007. The decrease in cash provided by operating activities is primarily due to an increase in cash used for inventory of $28,195,000, an increase in cash used to reduce other accrued liabilities of $10,588,000, a decrease in customer deposits of $14,511,000, increases in cash used for income taxes payable of $8,175,000 and cash used to pay down accounts payable of $10,733,000. These uses of cash were offset by increased earnings of $6,331,000, cash provided by accounts receivable of $21,771,000 and increases in the provision for warranty of $5,820,000.

Cash flows used by investing activities for the year ended December 31, 2008 were $41,438,000 compared to $68,261,000 for the year ended December 31, 2007. During 2008, the Company purchased Dillman Equipment, Inc. and Double L Investments, Inc. using net cash of $16,493,000. In addition, the Company purchased Q-Pave Pty Ltd assets using $1,797,000 of cash and increased expenditures for property and equipment of $1,481,000 in 2008 over 2007. These current year uses of cash were offset by cash proceeds of $16,500,000 from the sale of investments compared to $10,305,000 used to purchase investments in 2007. Investing cash flows were impacted in 2007 by the purchase of Peterson Pacific Corp. for net cash of $19,656,000.

Cash provided by financing activities was $7,624,000 in 2008 compared to $11,935,000 in 2007. Financing cash flows were primarily impacted by a reduction of $12,175,000 in cash provided by stock options exercised and the related tax benefits in 2008 compared to 2007, partially offset by a reduction in the cash used to pay off debt assumed in business acquisitions of $6,588,000. In addition, net borrowings increased $3,427,000 in 2008.

Capital expenditures in 2009 are budgeted to be approximately $30,473,000. The Company expects to finance these expenditures using cash currently available, the available capacity under the Company’s revolving credit facility and internally generated funds. Capital expenditures for 2008 were $39,932,000 compared to $38,451,000 in 2007.

The Company believes that its current working capital, cash flows generated from future operations and available capacity remaining under its credit facility will be sufficient to meet the Company’s working capital and capital expenditure requirements through December 31, 2009.

Financial Condition

The Company’s current assets increased from $348,732,000 at December 31, 2007 to $395,099,000 at December 31, 2008, an increase of $46,367,000, or 13.3%. The increase is primarily attributable to a $74,999,000 increase in inventory. This increase was offset by decreases in cash of $24,963,000 and trade receivables of $12,568,000. The increase in inventory is due primarily to increased levels of finished goods and raw materials acquired in the acquisitions of Dillman Equipment, Inc. and Astec Australia Pty Ltd. as well as inventory purchased to meet the Company’s increased demand during 2008 and weakened sales in the fourth quarter of 2008. The increase in inventory resulted in the Company’s inventory turn ratio decreasing from 3.45 at December 31, 2007 to 2.91 at December 31, 2008. The decrease in cash is primarily due to the acquisitions mentioned above. The decrease in receivables is primarily due to the decrease in the Company’s sales volume during the fourth quarter of 2008.

Property and Equipment, net, increased $27,602,000 from $141,528,000 at December 31, 2007 to $169,130,000 at December 31, 2008. The increase is primarily a result of capital expenditures for fixed assets of $39,932,000 and additions due to business acquisitions of $6,621,000, offset by current year depreciation of $16,657,000.

The long-term portion of the Company’s investments decreased by $8,617,000 from $18,529,000 at December 31, 2007 to $9,912,000 at December 31, 2008. This decrease is primarily attributed to the sale of certain investments during the fourth quarter of 2008 for a pre-tax gain of $6,195,000, which is included in other income.

Market Risk and Risk Management Policies

The Company is exposed to changes in interest rates, primarily from its revolving credit agreements. At December 31, 2008 and 2007, the Company did not have interest rate derivatives in place. A hypothetical 100 basis point adverse move (increase) in interest rates would not have materially affected interest expense for the year ended December 31, 2008, since there were only minimal amounts outstanding on the revolving credit agreements during most of the year.

The Company is subject to foreign exchange risk at its foreign operations. Foreign operations represent 9.9% of total assets at December 31, 2008 and 2007 and 7.6% and 7.4% of total revenue for the years ended December 31, 2008 and 2007, respectively. Each period the balance sheets and related results of operations are translated from their functional foreign currency into U.S. dollars for reporting purposes. As the dollar strengthens against those foreign currencies, the foreign denominated net assets and operating results become less valuable in the Company’s reporting currency. When the dollar weakens against those currencies the foreign denominated net assets and operating results become more valuable in the Company’s reporting currency. At each reporting date, the fluctuation in the value of the net assets and operating results due to foreign exchange rate changes is recorded as an adjustment to other comprehensive income in shareholders’ equity.

From time to time the Company’s foreign subsidiaries enter into transactions not denominated in their functional currency. In these situations, the Company evaluates the need to hedge those transactions against foreign currency rate fluctuations. Where the Company determines a need to hedge a transaction, the subsidiary enters into a foreign currency hedge. The Company does not apply hedge accounting to these contracts and, therefore, recognizes the fair value of these contracts in the consolidated balance sheet and the change in the fair value of the contracts in current earnings.

Due to the limited exposure to foreign exchange rate risk, a 10% fluctuation in the foreign exchange rates at December 31, 2008 or 2007 would not have a material impact on the Company’s consolidated financial statements.

Aggregate Contractual Obligations

The following table discloses aggregate information about the Company’s contractual obligations and the period in which payments are due as of December 31, 2008:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease obligations	$3,079,000	$1,460,000	$1,559,000	$44,000	$16,000
Inventory purchase obligations	1,957,000	1,901,000	56,000	--	--
Debt obligations	3,427,000	298,000	3,129,000	--	--
Total	$8,463,000	$3,659,000	$4,744,000	$44,000	$16,000

The table excludes our liability for unrecognized tax benefits, which totaled $939,000 at December 31, 2008 since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

Although the Company’s borrowings under its Wachovia credit line are classified as current at December 31, 2008 because the Company intends to repay the amounts within twelve months, the amounts are not contractually due until the expiration of the credit agreement in May 2011 and, therefore, are shown in the above schedule as due in 1 to 3 years.

In 2008, the Company made contributions of approximately $562,000 to its pension plan and $313,000 to its post-retirement benefit plans, for a total of $875,000, compared to $1,060,000 in 2007. The Company estimates that it will contribute a total of approximately $248,000 to the pension and post-retirement plans during 2009. The Company’s funding policy for all plans is to make the minimum annual contributions required by applicable regulations.

Contingencies

Management has reviewed all claims and lawsuits and, upon the advice of counsel, has made adequate provision for any losses that can be reasonably estimated. However, the Company is unable to predict the ultimate outcome of the outstanding claims and lawsuits.

Certain customers have financed purchases of the Company’s products through arrangements in which the Company is contingently liable for customer debt and residual value guarantees aggregating $241,000 and $776,000 at December 31, 2008 and 2007, respectively. These obligations have average remaining terms of two years. There are no recorded liabilities related to these guarantees.

The Company is contingently liable under letters of credit of approximately $10,734,000, primarily for performance guarantees to customers or insurance carriers.

Off-balance Sheet Arrangements

As of December 31, 2008 the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Environmental Matters

The Company has received notice that Johnson Crushers International, Inc. is subject to an enforcement action brought by the U.S. Environmental Protection Agency and the Oregon Department of Environmental Quality related to an alleged failure to comply with federal and state air permitting regulations. Each agency is expected to seek sanctions that will include monetary penalties. No penalty has yet been proposed. The Company believes that it has cured the alleged violations and is cooperating fully with the regulatory agencies. At this stage of the investigations, the Company is unable to predict the outcome and the amount of any such sanctions.

The Company has also received notice from the Environmental Protection Agency that it may be responsible for a portion of the costs incurred in connection with an environmental cleanup in Illinois. The discharge of hazardous materials and associated cleanup relate to activities occurring prior to the Company’s acquisition of Barber-Greene in 1986. The Company believes that over 300 other parties have received similar notice. At this time, the Company cannot predict whether the EPA will seek to hold the Company liable for a portion of the cleanup costs or the amount of any such liability.

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

Inventory Valuation: Inventories are valued at the lower of cost or market. The most significant component of the Company’s inventories is steel. Open market prices, which are subject to volatility, determine the cost of steel for the Company. During periods when open market prices decline, the Company may need to provide an allowance to reduce the carrying value of the inventory. In addition, certain items in inventory become obsolete over time, and the Company establishes an allowance to reduce the carrying value of these items to their net realizable value. The amounts in these inventory allowances are determined by the Company based on estimates, assumptions and judgments made from the information available at that time. Historically, inventory reserves have been sufficient to provide for proper valuation of the Company’s inventory. The Company does not believe it is reasonably likely that the inventory allowances will materially change in the near future.

Self-Insurance Reserves: The Company is insuring the retention portion of workers compensation claims and general liability claims by way of a captive insurance company, Astec Insurance Company (“Astec Insurance” or “the captive”). The objectives of Astec Insurance are to improve control over and reduce retained loss costs; to improve focus on risk reduction with development of a program structure which rewards proactive loss control; and to ensure active management participation in the defense and settlement process for claims.
For general liability claims, the captive is liable for the first $1 million per occurrence and $2.5 million per year in the aggregate. The Company carries general liability, excess liability and umbrella policies for claims in excess of those covered by the captive.

For workers compensation claims, the captive is liable for the first $350,000 per occurrence and $4.0 million per year in the aggregate. The Company utilizes a third-party administrator for workers compensation claims administration and carries insurance coverage for claims liabilities in excess of amounts covered by the captive.

The financial statements of the captive are consolidated into the financial statements of the Company. The short-term and long-term reserves for claims and potential claims related to general liability and workers compensation under the captive are included in Accrued Loss Reserves and Other Long-Term Liabilities, respectively, in the consolidated balance sheets depending on the expected timing of future payments. The undiscounted reserves are actuarially determined based on the Company’s evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. However, the Company does not believe it is reasonably likely that the reserve level will materially change in the near future.

At all but one of the Company’s domestic manufacturing subsidiaries, the Company is self-insured for health and prescription claims under its Group Health Insurance Plan. The Company carries reinsurance coverage to limit its exposure for individual health claims above certain limits. Third parties administer health claims and prescription medication claims. The Company maintains a reserve for the self-insured health and prescription plans which is included in accrued loss reserves on the Company’s consolidated balance sheets. This reserve includes both unpaid claims and an estimate of claims incurred but not reported, based on historical claims and payment experience. Historically the reserves have been sufficient to provide for claims payments. Changes in actual claims experience, or payment patterns, could cause the reserve to change, but the Company does not believe it is reasonably likely that the reserve level will materially change in the near future.

The remaining U.S. subsidiary is covered under a fully insured group health plan. Employees of the Company’s foreign subsidiaries are insured under health plans in accordance with their local governmental requirements. No reserves are necessary for these fully insured health plans.

Product Warranty Reserve: The Company accrues for the estimated cost of product warranties at the time revenue is recognized. We evaluate our warranty obligations by product line or model based on historical warranty claims experience. For machines, our standard product warranty terms generally include post-sales support and repairs of products at no additional charge for periods ranging from three months to one year or up to a specified number of hours of operation. For parts from our component suppliers, we rely on the original manufacturer’s warranty that accompanies those parts and make no additional provision for warranty claims. Generally, our fabricated parts are not covered by specific warranty terms. Although failure of fabricated parts due to material or workmanship is rare, if it occurs, our policy is to replace fabricated parts at no additional charge.

We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our estimated warranty obligation is based upon warranty terms, product failure rates, repair costs and current period machine shipments. If actual product failure rates, repair costs, service delivery costs or post-sales support costs differ from our estimates, revisions to the estimated warranty liability would be required. The Company does not believe it is reasonably likely that the warranty reserve will materially change in the near future.

Pension and Post-retirement Benefits: The determination of obligations and expenses under the Company’s pension and post-retirement benefit plans is dependent on the selection of certain assumptions used by the Company’s independent actuaries in calculating such amounts. Those assumptions are described in Note 11 to the consolidated financial statements and include among others, the discount rate, expected return on plan assets and the expected rates of increase in health care costs. In accordance with accounting principles generally accepted in the United States, actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense in such periods. The Company has determined that a 1% change in either the discount rate or the rate of return on plan assets would not have a material effect on the financial condition or operating performance of the Company.
Revenue Recognition: Revenue is generally recognized on sales at the point in time when persuasive evidence of an arrangement exists, the price is fixed or determinable, the product has been shipped and there is reasonable assurance of collection of the sales proceeds. The Company generally obtains purchase authorizations from its customers for a specified amount of product at a specified price with specified delivery terms. A significant portion of the Company’s equipment sales represents equipment produced in the Company’s plants under short-term contracts for a specific customer project or equipment designed to meet a customer’s specific requirements. Certain contracts include terms and conditions through which the Company recognizes revenues upon completion of equipment production, which is subsequently stored at the Company’s plant at the customer’s request. In accordance with Staff Accounting Bulletin 104, revenue is recorded on such contracts upon the customer’s assumption of title and risk of ownership and when collectability is reasonably assured. In addition, there must be a fixed schedule of delivery of the goods consistent with the customer’s business practices, the Company must not have retained any specific performance obligations such that the earnings process is not complete and the goods must have been segregated from the Company’s inventory.

The Company has certain sales accounted for as multiple-element arrangements, whereby related revenue on each product is recognized when it is shipped, and the related service revenue is recognized when the service is performed. The Company evaluates sales with multiple deliverable elements (such as an agreement to deliver equipment and related installation services) to determine whether revenue related to individual elements should be recognized separately, or as a combined unit. In addition to the previously mentioned general revenue recognition criteria, the Company only recognizes revenue on individual delivered elements when there is objective and reliable evidence that the delivered element has a determinable value to the customer on a standalone basis and there is no right of return.

Goodwill and Other Intangible Assets: In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”), we classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization, and (3) goodwill. We test intangible assets with definite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. We record an impairment charge when the carrying value of the definite lived intangible asset is not recoverable by the cash flows generated from the use of the asset.

Intangible assets with indefinite lives and goodwill are not amortized. We test these intangible assets and goodwill for impairment at least annually or more frequently if events or circumstances indicate that such intangible assets or goodwill might be impaired. We perform our impairment tests of goodwill at our reporting unit level. The Company’s reporting units are defined as its subsidiaries because each is a legal entity that is managed separately and manufactures and distributes distinct product lines. Such impairment tests for goodwill include comparing the fair value of the respective reporting unit with its carrying value, including goodwill. We use a variety of methodologies in conducting these impairment tests, including discounted cash flow analyses and market analyses. When the fair value is less than the carrying value of the intangible assets or the reporting unit, we record an impairment charge to reduce the carrying value of the assets to fair value.

We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement, the history of the asset, the Company’s long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, generally on a straight-line basis, over their useful lives, ranging from 3 to 15 years.

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

In accordance with FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement 109, Accounting for Income Taxes”, (“FIN 48”), the Company evaluates each of its tax positions to determine whether it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit recognized in the consolidated statements of operations and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold, a tax reserve is established and no benefit is recognized. While it is often difficult to predict final outcome or timing of resolution of any particular tax matter, the Company believes its reserve for uncertain tax positions is properly recorded pursuant to the recognition and measurement provisions of FIN 48.

Stock-based Compensation: The Company currently has two types of stock-based compensation plans in effect for its employees and directors. The Company’s stock option plans have been in effect for a number of years and its stock incentive plan was put in place during 2006. These plans are more fully described in Note 14 to the consolidated financial statements. Restricted stock units (“RSU’s”) awarded under the Company’s stock incentive plan are granted shortly after the end of each year and are based upon the performance of the Company and its individual subsidiaries. RSU’s can be earned for performance in each of the years from 2006 through 2010 with additional RSU’s available based upon cumulative five-year performance. The Company estimates the number of shares that will be granted for the most recent fiscal year and the five-year cumulative performance based on actual and expected future operating results. The compensation expense for RSU’s expected to be granted  for the most recent fiscal year and the cumulative five-year based awards is calculated using the fair value of the Company stock at each period end and is adjusted to the fair value as of each future period end until granted. Generally, each award will vest at the end of five years from the date of grant, or at a time the recipient retires after reaching age 65, if earlier. Estimated forfeitures are based upon the expected turnover rates of the employees receiving awards under the plan. The fair value of stock options is estimated using the Black-Scholes method.

Fair Value: For cash and cash equivalents, trade receivables, other receivables, revolving credit loans, accounts payable, customer deposits and accrued liabilities, the carrying amount approximates the fair value because of the short-term nature of those instruments. Investments are carried at their fair value based on quoted market prices for identical or similar assets or, where no quoted prices exist, other observable inputs for the asset. All of the investments held by the Company at December 31, 2008 and 2007 are classified as Level 1 or Level 2 under the SFAS 157 hierarchy.

Recent Accounting Pronouncements

See Recent Accounting Pronouncements in Note 1 to the Consolidated Financial Statements.

Forward-Looking Statements

This annual report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements contained anywhere in this Annual Report that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding:

•	execution of the Company’s growth and operation strategy;
•	compliance with covenants in the Company’s credit facilities;
•	liquidity and capital expenditures;
•	sufficiency of working capital, cash flows and available capacity under the Company’s credit facilities;
•	government funding and growth of highway construction and commercial projects;
•	taxes or usage fees;
•	financing plans;
•	industry trends;
•	pricing and availability of oil;
•	pricing and availability of steel;
•	pricing of scrap metal;
•	condition of the economy;
•	the success of new product lines;
•	plans for technological innovation;
•	ability to secure adequate or timely replacement of financing to repay our lenders;
•	compliance with government regulations;
•	compliance with manufacturing or delivery timetables;
•	forecasting of results;
•	general economic trends and political uncertainty;
•	integration of acquisitions;
•	presence in the international marketplace;
•	suitability of our current facilities;
•	future payment of dividends;
•	competition in our business segments;
•	product liability and other claims;
•	protection of proprietary technology;
•	future fillings of backlogs;
•	employees;
•	tax assets;
•	the impact of account changes;
•	the effect of increased international sales on our backlog;
•	critical account policies;
•	ability to satisfy contingencies;
•	contributions to retirement plans;
•	supply of raw materials; and
•	inventory.

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

In addition to the risks and uncertainties identified elsewhere herein and in documents filed by the Company with the Securities and Exchange Commission, the following factors should be carefully considered when evaluating the Company’s business and future prospects: changes or delays in highway funding; rising interest rates; changes in oil prices; changes in steel prices; changes in the general economy; unexpected capital expenditures and decreases in liquidity; the timing of large contracts; production capacity; general business conditions in the industry; non-compliance with covenants in the Company’s credit facilities; demand for the Company’s products; and those other factors listed from time to time in the Company’s reports filed with the Securities and Exchange Commission. Certain of the risks, uncertainties and other factors discussed or noted above are more fully described in the section entitled “Business - Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2008. Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Astec Industries, Inc.

We have audited the accompanying consolidated balance sheets of Astec Industries, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astec Industries, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Astec Industries, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chattanooga, Tennessee
February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Astec Industries, Inc.

We have audited Astec Industries, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Astec Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Assessment Report. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Astec Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Astec Industries, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chattanooga, Tennessee
February 25, 2009

CONSOLIDATED BALANCE SHEETS
	December 31
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$9,673,542	$34,636,472
Trade receivables, less allowance for doubtful accounts of $1,496,000 in 2008 and $1,713,000 in 2007	71,629,778	84,197,596
Other receivables	3,530,975	3,289,200
Inventories	285,817,262	210,818,628
Prepaid expenses	12,079,943	6,420,092
Deferred income tax assets	10,700,767	8,864,181
Other current assets	1,666,821	505,471
Total current assets	395,099,088	348,731,640

Property and equipment, net	169,129,628	141,527,620
Investments	9,911,504	18,528,745
Goodwill	29,658,550	26,415,979
Other long-term assets	9,013,686	7,365,533
Total other assets	48,583,740	52,310,257
Total assets	$612,812,456	$542,569,517

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit loans	$3,426,978	$--
Accounts payable	51,052,764	54,840,478
Customer deposits	41,385,512	37,751,174
Accrued product warranty	10,050,225	7,826,820
Accrued payroll and related liabilities	10,553,393	12,556,033
Accrued loss reserves	3,302,650	2,858,854
Other accrued liabilities	24,064,621	28,059,694
Total current liabilities	143,836,143	143,893,053
Deferred income tax liabilities	13,064,912	8,361,165
Other long-term liabilities	15,877,581	12,842,785
Total other liabilities	28,942,493	21,203,950
Total liabilities	172,778,636	165,097,003
Minority interest	807,803	883,410
Shareholders’ equity:
Preferred stock - authorized 4,000,000 shares of $1.00 par value; none issued	--	--
Common stock - authorized 40,000,000 shares of $.20 par value; issued and outstanding - 22,508,332 in 2008 and 22,299,125 in 2007	4,501,666	4,459,825
Additional paid-in capital	121,968,255	114,255,803
Accumulated other comprehensive income (loss)	(2,798,636)	5,186,045
Company shares held by SERP, at cost	(1,966,178)	(1,705,249)
Retained earnings	317,520,910	254,392,680
Total shareholders’ equity	439,226,017	376,589,104
Total liabilities and shareholders’ equity	$612,812,456	$542,569,517

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2008	2007	2006

Net sales	$973,700,191	$869,025,354	$710,606,813
Cost of sales	739,842,231	659,247,203	542,319,968
Gross profit	233,857,960	209,778,151	168,286,845
Selling, general and administrative expenses	122,620,842	107,600,243	94,383,111
Research and development expenses	18,921,232	15,449,493	13,560,572
Income from operations	92,315,886	86,728,415	60,343,162
Other income:
Interest expense	851,096	852,994	1,671,852
Interest income	887,600	2,733,224	1,469,485
Other income (expense), net	5,709,075	(202,263)	167,157
Income before income taxes and minority interest	98,061,465	88,406,382	60,307,952
Income taxes	34,766,566	31,398,049	20,637,741
Income before minority interest	63,294,899	57,008,333	39,670,211
Minority interest	166,669	211,225	82,368
Net income	$63,128,230	$56,797,108	$39,587,843

Earnings per Common Share
Net income:
Basic	$2.83	$2.59	$1.85
Diluted	2.80	2.53	1.81
Weighted average number of common shares outstanding:
Basic	22,287,554	21,967,985	21,428,738
Diluted	22,585,775	22,444,866	21,917,123

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2008	2007	2006
Cash Flows from Operating Activities
Net income	$63,128,230	$56,797,108	$39,587,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,656,505	14,576,053	11,507,298
Amortization	686,383	504,900	383,793
Provision for doubtful accounts	320,469	512,816	374,748
Provision for inventory reserves	4,142,878	3,271,024	3,721,613
Provision for warranty	18,316,668	12,496,960	11,712,690
Deferred compensation (benefit) provision	(501,744)	452,152	325,159
Deferred income tax provision	2,551,974	99,766	1,014,445
(Gain) loss on disposition of fixed assets	(22,696)	67,259	74,637
Gain on sale of available for sale securities	(6,195,145)	--	--
Tax benefit from stock option exercises	(636,613)	(4,388,696)	(2,955,103)
Purchase of trading securities, net	(1,623,348)	(7,868,131)	(445,329)
Stock-based compensation	2,383,930	1,557,384	974,826
Minority interest	166,669	211,225	82,368
(Increase) decrease in, net of amounts acquired:
Trade and other receivables	10,925,818	(10,844,976)	(13,955,658)
Notes receivable	--	258,500	(89,993)
Inventories	(70,789,928)	(42,594,820)	(26,815,069)
Prepaid expenses	(3,818,525)	(402,340)	1,555,495
Other assets	(625,398)	(36,112)	(417,318)
Increase (decrease) in, net of amounts acquired:
Accounts payable	(3,909,243)	6,823,822	2,976,010
Customer deposits	401,815	14,912,509	10,645,675
Accrued product warranty	(15,955,337)	(12,454,573)	(10,168,800)
Income taxes payable	(2,298,021)	5,877,019	1,193,460
Accrued retirement benefit costs	(799,543)	(966,057)	(1,425,494)
Self insurance loss reserves	959,391	439,438	(3,478,566)
Other accrued liabilities	(4,352,309)	6,235,730	12,601,026
Other	924,930	206,201	44,407
Net cash provided by operating activities	$10,037,810	$45,744,161	$39,024,163

Cash Flows from Investing Activities
Purchase of Peterson Pacific Corp., net of $1,701,715 cash acquired	$7,137	$(19,655,696)	$--
Purchase of Dillman Equipment, Inc. and Double L Investment, Inc., net of $4,066,017 cash acquired	(16,493,215)	--	--
Purchase of Q-Pave Pty Ltd assets	(1,797,083)	--	--
Proceeds from sale of property and equipment	276,089	186,139	1,247,475
Expenditures for property and equipment	(39,932,447)	(38,451,380)	(30,879,114)
Sale (purchase) of available for sale securities	16,500,000	(10,304,855)	--
Cash from sale (acquisition) of minority shares	1,143	(34,931)	93,292
Net cash used by investing activities	$(41,438,376)	$(68,260,723)	$(29,538,347)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31
	2008	2007	2006
Cash Flows from Financing Activities
Proceeds from issuance of common stock	$4,669,132	$13,632,057	$9,970,201
Tax benefit from stock option exercise	636,613	4,388,696	2,955,103
Net borrowings under revolving line of credit	3,426,978	--	--
Principal repayments of notes payable assumed in business combinations	(912,091)	(7,500,000)	--
Sale (purchase) of company shares by Supplemental Executive Retirement Plan, net	(196,311)	1,414,105	54,092
Net cash provided by financing activities	7,624,321	11,934,858	12,979,396
Effect of exchange rates on cash	(1,186,685)	340,048	(184,780)
Increase (decrease) in cash and cash equivalents	(24,962,930)	(10,241,656)	22,280,432
Cash and cash equivalents, beginning of year	34,636,472	44,878,128	22,597,696
Cash and cash equivalents, end of year	$9,673,542	$34,636,472	$44,878,128

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$787,394	$493,657	$895,650
Income taxes, net of refunds	$38,106,367	$23,419,302	$18,437,778

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2008, 2007 and 2006

	Shares	Amount	Additional Paid-in Capital	Accumulated Other Compre- hensive Income (Loss)	Company Shares Held by SERP	Retained Earnings	Total Shareholders’ Equity
Balance December 31, 2005	21,177,352	$4,235,470	$79,722,952	$2,604,676	$(1,894,507)	$158,073,454	$242,742,045
Net income						39,587,843	39,587,843
Other comprehensive income (loss):
Minimum pensiopension liability adjustment, net of income taxes of $762,211				1,280,857			1,280,857
Foreign currency translation adjustments				(802,986)			(802,986)
Comprehensive income							40,065,714
Adjustment to initially apply SFAS 158, net of income taxes of $(368,700)				(596,289)			(596,289)
Stock-based compensation	2,016	403	974,423				974,826
Exercise of stock options, including tax benefit	517,006	103,402	12,821,902				12,925,304
Sale (purchase) of Company stock held by SERP, net			240,680		(186,588)		54,092
Balance December 31, 2006	21,696,374	$4,339,275	$93,759,957	$2,486,258	$(2,081,095)	$197,661,297	$296,165,692
Net income						56,797,108	56,797,108
Other comprehensive income (loss):
Change in unrecognized pension and post retirement cost, net of income taxes of $291,949				497,729			497,729
Foreign currency translation adjustments				3,126,704			3,126,704
Unrealized loss on available- for-sale investment securities, net of income taxes of $558,209				(924,646)			(924,646)
Comprehensive income							59,496,895
FIN 48 adjustment						(65,725)	(65,725)
Stock-based compensation	2,532	506	1,556,878				1,557,384
Exercise of stock options, including tax benefit	600,219	120,044	17,900,709				18,020,753
Sale (purchase) of Company stock held by SERP, net			1,038,259		375,846		1,414,105
Balance December 31, 2007	22,299,125	$4,459,825	$114,255,803	$5,186,045	$(1,705,249)	$254,392,680	$376,589,104
Net income						63,128,230	63,128,230
Other comprehensive income (loss):
Change in unrecognized pension and post retirement cost, net of income taxes of $1,207,655				(1,996,444)			(1,996,444)
Foreign currency translation adjustments				(6,912,883)			(6,912,883)
Unrealized gain on available- for-sale investment securities, net of income taxes of $2,887,583				4,790,417			4,790,417
Reclassification adjustment for gains included in net income, net of income taxes of $(2,329,374)				(3,865,771)			(3,865,771)
Comprehensive income							55,143,549
Stock-based compensation	5,206	1,041	2,382,889				2,383,930
Exercise of stock options, including tax benefit	204,001	40,800	5,264,945				5,305,745
Sale (purchase) of Company stock held by SERP, net			64,618		(260,929)		(196,311)
Balance December 31, 2008	22,508,332	$4,501,666	$121,968,255	$(2,798,636)	$(1,966,178)	$317,520,910	$439,226,017

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006

1. Summary of Significant Accounting Policies

Basis of Presentation - The consolidated financial statements include the accounts of Astec Industries, Inc. and its domestic and foreign subsidiaries. The Company’s significant wholly-owned and consolidated subsidiaries at December 31, 2008 are as follows:

American Augers, Inc.	Astec Australia Pty Ltd
Astec, Inc.	Astec Insurance Company
Astec Underground, Inc. (f/k/a Trencor, Inc.)	Astec Mobile Screens, Inc. (f/k/a Production Engineered Products, Inc.)
Breaker Technology, Inc.	Breaker Technology Ltd
Carlson Paving Products, Inc.	CEI Enterprises, Inc.
Heatec, Inc.	Johnson Crushers International, Inc.
Kolberg-Pioneer, Inc.	Osborn Engineered Products SA (Pty) Ltd (92% owned)
Peterson Pacific Corp.	Roadtec, Inc.
Telsmith, Inc.

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

Foreign Currency Translation - Subsidiaries located in Australia, Canada and South Africa operate primarily using local functional currency. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting adjustments are presented as a separate component of accumulated other comprehensive income.

Fair Value of Financial Instruments - For cash and cash equivalents, trade receivables, other receivables, revolving debt, accounts payable, customer deposits and accrued liabilities, the carrying amount approximates the fair value because of the short-term nature of those instruments. Investments are carried at their fair value based on quoted market prices for identical or similar assets or, where no quoted prices exist, other observable inputs for the asset. All of the investments held by the Company at December 31, 2008 and 2007 are classified as Level 1 or Level 2 under the SFAS 157 hierarchy.

Cash and Cash Equivalents - All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash and cash equivalents.

Investments - Investments consist primarily of investment-grade marketable securities. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. Unrealized gains and losses are charged against net income when a change in fair value is determined to be other than temporary. Trading securities are carried at fair value, with unrealized holding gains and losses included in net income. Realized gains and losses are accounted for on the specific identification method. Purchases and sales are recorded on a trade date basis. Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date.

The Company adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”), effective January 1, 2008. As required by SFAS No. 157, financial assets and liabilities are categorized based upon the level of judgment associated with the inputs used to measure their fair value. SFAS No. 157 classifies the inputs used to measure the fair value into the following hierarchy:

Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 - Unadjusted quoted prices in active markets for similar assets or liabilities; or
unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active; or
inputs other than quoted prices that are observable for the asset or liability.

Level 3 - Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Concentration of Credit Risk - The Company sells products to a wide variety of customers. Accounts receivable are carried at their outstanding principal amounts, less an allowance for doubtful accounts. The Company extends credit to its customers based on an evaluation of the customer’s financial condition generally without requiring collateral. Credit risk is driven by conditions within the economy and the industry and is principally dependent on each customer’s financial condition. To minimize credit risk, the Company monitors credit levels and financial conditions of customers on a continuing basis. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. Amounts are deemed past due when they exceed the payment terms agreed to by the customer in the sales contract. Past due amounts are charged off when reasonable collection efforts have been exhausted and the amounts are deemed uncollectable by management. As of December 31, 2008, concentrations of credit risk with respect to receivables are limited due to the wide variety of customers.

Inventories - Inventory costs include materials, labor and overhead. Inventories (excluding used equipment) are stated at the lower of first-in, first-out cost or market. Used equipment inventories are stated at the lower of specific unit cost or market.

When inventory becomes obsolete, the Company establishes an allowance to reduce the carrying value to net realizable value based on estimates, assumptions and judgments made from the information available at that time. Abnormal amounts of idle facility expense, freight, handling cost and wasted materials are recognized as current period charges.

Property and Equipment - Property and equipment is stated at cost. Depreciation is calculated for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets as follows: airplanes (40 years), buildings (40 years) and equipment (3 to 10 years). Both accelerated and straight-line methods are used for tax compliance purposes. Routine repair and maintenance costs and planned major maintenance are expensed when incurred.

Goodwill and Other Intangible Assets - In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”), the Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization, and (3) goodwill.  The Company tests intangible assets with definite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. An impairment charge is recorded when the carrying value of the definite lived intangible asset is not recoverable by the future undiscounted cash flows generated from the use of the asset.

Intangible assets with indefinite lives including goodwill are not amortized. The Company tests these intangible assets and goodwill for impairment at least annually or more frequently if events or circumstances indicate that such intangible assets or goodwill might be impaired. The Company performs impairment tests of goodwill at the reporting unit level and of other indefinite lived intangible assets at the asset level. The Company’s reporting units are defined as its subsidiaries because each is a legal entity that is managed separately and manufactures and distributes distinct product lines. Such impairment tests for goodwill include comparing the fair value of the respective reporting unit with its carrying value, including goodwill. A variety of methodologies are used in conducting these impairment tests, including discounted cash flow analyses and market analyses. When the fair value is less than the carrying value of the intangible assets or the reporting unit, an impairment charge is recorded to reduce the carrying value of the assets to fair value.

The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors considered when determining useful lives include the contractual term of any agreement, the history of the asset, the Company’s long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, generally on a straight-line basis, over their useful lives, ranging from 3 to 15 years.

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

Self-Insurance Reserves - The Company retains the risk for a portion of its workers compensation claims and general liability claims by way of a captive insurance company, Astec Insurance Company, (“Astec Insurance” or “the captive”). Astec Insurance is incorporated under the laws of the state of Vermont. The objectives of Astec Insurance are to improve control over and reduce loss costs; to improve focus on risk reduction with development of a program structure which rewards proactive loss control; and to ensure management participation in the defense and settlement process for claims.

For general liability claims, the captive is liable for the first $1 million per occurrence and $2.5 million per year in the aggregate. The Company carries general liability, excess liability and umbrella policies for claims in excess of those covered by the captive.

For workers compensation claims, the captive is liable for the first $350,000 per occurrence and $4.0 million per year in the aggregate. The Company utilizes a third party administrator for workers compensation claims administration and carries insurance coverage for claims liabilities in excess of amounts covered by the captive.

The financial statements of the captive are consolidated into the financial statements of the Company. The short-term and long-term reserves for claims and potential claims related to general liability and workers compensation under the captive are included in Accrued Loss Reserves or Other Long-Term Liabilities, respectively, in the consolidated balance sheets depending on the expected timing of future payments. The undiscounted reserves are actuarially determined to cover the ultimate cost of each claim based on the Company’s evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. However, the Company does not believe it is reasonably likely that the reserve level will materially change in the future.

At all but one of the Company’s domestic manufacturing subsidiaries, the Company is self-insured for health and prescription claims under its Group Health Insurance Plan. The Company carries reinsurance coverage to limit its exposure for individual health claims above certain limits. Third parties administer health claims and prescription medication claims. The Company maintains a reserve for the self-insured health and prescription plans which is included in accrued loss reserves on the Company’s consolidated balance sheets. This reserve includes both unpaid claims and an estimate of claims incurred but not reported, based on historical claims and payment experience. Historically the reserves have been sufficient to provide for claims payments. Changes in actual claims experience or payment patterns could cause the reserve to change, but the Company does not believe it is reasonably likely that the reserve level will materially change in the near future.

The remaining U.S. subsidiary is covered under a fully insured group health plan. Employees of the Company’s foreign subsidiaries are insured under health plans in accordance with their local governmental requirements. No reserves are necessary for these fully insured health plans.

Revenue Recognition - Revenue is generally recognized on sales at the point in time when persuasive evidence of an arrangement exists, the price is fixed or determinable, the product has been shipped and there is reasonable assurance of collection of the sales proceeds. The Company generally obtains purchase authorizations from its customers for a specified amount of product at a specified price with specified delivery terms. A significant portion of the Company’s equipment sales represents equipment produced in the Company’s plants under short-term contracts for a specific customer project or equipment designed to meet a customer’s specific requirements. Certain contracts include terms and conditions through which the Company recognizes revenues upon completion of equipment production, which is subsequently stored at the Company’s plant at the customer’s request. In accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), revenue is recorded on such contracts upon the customer’s assumption of title and risk of ownership and when collectability is reasonably assured. In addition, there must be a fixed schedule of delivery of the goods consistent with the customer’s business practices, the Company must not have retained any specific performance obligations such that the earnings process is not complete and the goods must have been segregated from the Company’s inventory.

The Company has certain sales accounted for as multiple-element arrangements, whereby related revenue on each product is recognized when it is shipped, and the related service revenue is recognized when the service is performed. The Company evaluates sales with multiple deliverable elements (such as an agreement to deliver equipment and related installation services) to determine whether revenue related to individual elements should be recognized separately, or as a combined unit. In addition to the previously mentioned general revenue recognition criteria, the Company only recognizes revenue on individual delivered elements when there is objective and reliable evidence that the delivered element has a determinable value to the customer on a standalone basis and there is no right of return.

Advertising Expense - The cost of advertising is expensed as incurred. The Company incurred approximately $3,603,000, $3,334,000 and $2,794,000 in advertising costs during 2008, 2007 and 2006, respectively, which is included in selling, general and administrative expenses.

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

In accordance with FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement 109, Accounting for Income Taxes”, (“FIN 48”), the Company evaluates a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize in the Consolidated Statements of Operations and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold, a tax reserve is established and no benefit is recognized. The Company is continually audited by U.S. federal and state as well as foreign tax authorities. While it is often difficult to predict final outcome or timing of resolution of any particular tax matter, the Company believes its reserve for uncertain tax positions is properly recorded pursuant to the recognition and measurement provisions of FIN 48.

Product Warranty Reserve - The Company accrues for the estimated cost of product warranties at the time revenue is recognized. We evaluate our warranty obligations by product line or model based on historical warranty claims experience. For machines, our standard product warranty terms generally include post-sales support and repairs of products at no additional charge for periods ranging from three months to one year or up to a specified number of hours of operation. For parts from our component suppliers, we rely on the original manufacturer’s warranty that accompanies those parts and make no additional provision for warranty claims. Generally, our fabricated parts are not covered by specific warranty terms. Although failure of fabricated parts due to material or workmanship is rare, if it occurs, our policy is to replace fabricated parts at no additional charge.

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Estimated warranty obligation is based upon warranty terms, product failure rates, repair costs and current period machine shipments. If actual product failure rates, repair costs, service delivery costs or post-sales support costs differ from our estimates, revisions to the estimated warranty liability would be required.

Pension and Post-retirement Benefits - The determination of obligations and expenses under the Company’s pension and post-retirement benefit plans is dependent on the Company’s selection of certain assumptions used by the independent actuaries in calculating such amounts. Those assumptions are described in Note 11, Pension and Post-retirement Benefits and include among others, the discount rate, expected return on plan assets and the expected rates of increase in health care costs. In accordance with accounting principles generally accepted in the United States, actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense in such periods. Significant differences in actual experience or significant changes in the assumptions used may materially affect the pension and post-retirement obligations and future expenses.

Stock-based Compensation - The Company currently has two types of stock-based compensation plans in effect for its employees and directors. The Company’s stock option plans have been in effect for a number of years and its stock incentive plan was put in place during 2006. These plans are more fully described in Note 14, Shareholders’ Equity. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment”, (“SFAS 123R”), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date calculated fair value of the award. SFAS 123R also requires stock-based compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to the adoption of SFAS 123R on January 1, 2006, the Company accounted for stock-based compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), and applied the disclosure only provision of SFAS 123. Under APB 25, generally no compensation expense was recorded when the terms of the award were fixed and the exercise price of the employee stock option equaled or exceeded the market value of the underlying stock on the date of grant. The Company did not record compensation expense for option awards in periods prior to January 1, 2006.

Restricted stock units (“RSU’s”) awarded under the Company’s stock incentive plan are granted shortly after the end of each year and are based upon the performance of the Company and its individual subsidiaries.  RSU’s can be earned for performance in each of the years from 2006 through 2010 with additional RSU’s available based upon cumulative five-year performance. The Company estimates the number of shares that will be granted for the most recent fiscal year end and the five-year cumulative performance based on actual and expected future operating results. The compensation expense for RSU’s expected to be granted for the most recent fiscal year and the cumulative five-year based awards is calculated using the fair value of the Company stock at each period end and is adjusted to the fair value as of each future period end until granted.

All unexercised options outstanding were vested prior to December 31, 2006, therefore, no stock option expense was recorded in 2008 or 2007. During 2006, the Company recorded compensation expense related to stock options that reduced income from operations by $381,000, decreased the provision for income taxes by $83,000, and decreased net income by $298,000. This resulted in a $.01 reduction in both basic and fully diluted earnings per share for the year ended December 31, 2006.

Earnings Per Share - Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 Earnings per Share, (“SFAS 128”). Basic earnings per share is based on the weighted average number of common shares outstanding and diluted earnings per share includes potential dilutive effects of options, warrants and convertible securities.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31
	2008	2007	2006
Numerator:
Net income	$63,128,230	$56,797,108	$39,587,843
Denominator:
Denominator for basic earnings per share	22,287,554	21,967,985	21,428,738
Effect of dilutive securities:
Employee stock options and restricted stock units	208,152	382,006	371,477
Supplemental executive retirement plan	90,069	94,875	116,908
Denominator for diluted earnings per share	22,585,775	22,444,866	21,917,123
Net income:
Basic	$2.83	$2.59	$1.85
Diluted	2.80	2.53	1.81

For the years ended December 31, 2008 and 2006 approximately 20,000 and 169,000 options, respectively, were antidilutive and were not included in the diluted EPS computation. For the year ended December 31, 2007, there were no antidilutive options.

Derivatives and Hedging Activities - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) which was amended by SFAS Nos. 137, 138, and 161, requires the Company to recognize all derivatives in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through income or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative’s change in fair value is immediately recognized in income. From time to time the Company’s foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuation in currency exchange rates. There were no significant foreign exchange contracts outstanding at December 31, 2008 and 2007. There were no derivatives that qualified for hedge accounting at December 31, 2008 and 2007.

Shipping and Handling Fees and Cost - The Company records revenues earned for shipping and handling as revenue, while the cost of shipping and handling is classified as cost of goods sold.

Litigation Contingencies - In the normal course of business in the industry, the Company is named as a defendant in a number of legal proceedings associated with product liability and other matters. The Company does not believe it is party to any legal proceedings that will have a materially adverse effect on the consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions related to these proceedings.

As discussed in Note 13, Contingent Matters, as of December 31, 2008, the Company has accrued its best estimate of the probable cost for the resolution of these claims. This estimate has been developed in consultation with outside counsel that is handling the defense in these matters and is based upon a combination of litigation and settlement strategies. Certain litigation is being addressed before juries in states where past jury awards have been significant. To the extent additional information arises or strategies change, it is possible that the Company’s best estimate of the probable liability in these matters may change.

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

In June 2006, the FASB ratified Emerging Issues Talk Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”. This statement allows companies to present in their statements of operations any taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between a seller and a customer, such as sales, use, value-added and some excise taxes, on either a gross (included in revenue and costs) or a net (excluded from revenue) basis. The Company presents these transactions on a net basis, and therefore, the adoption of this standard beginning January 1, 2007 had no impact on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 defines the criteria that an income tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. FIN 48 requires that the cumulative effect of applying its provisions be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. FIN 48 was effective for fiscal years beginning after December 15, 2006, and the Company began applying its provisions effective January 1, 2007. The impact of adopting this statement is detailed in Note 12, Income Taxes.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 applies whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. Portions of SFAS 157 were effective for financial statements issued for fiscal years beginning after November 15, 2007, and the Company began applying those provisions effective January 1, 2008. The adoption of this statement did not have a significant impact on the Company’s financial statements. In February 2008, the FASB issued Staff Position No. 157-2, (“FSP No. 157-2”), which delays the effective date of SFAS 157 one year for all nonfinancial assets and nonfinancial liabilities, except those recognized at fair value in the financial statements or a recurring basis. The Company will adopt the remaining provisions of SFAS 157 as of January 1, 2009. The adoption of these remaining provisions is not expected to have a significant impact on the Company’s financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. The Company began applying the provisions of SAB 108 in connection with the preparation of its annual financial statements for the year ended December 31, 2006. The adoption of this bulletin had no impact on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). SFAS 158 requires companies to (1) recognize as an asset or liability, the overfunded or underfunded status of defined pension and other postretirement benefit plans; (2) recognize changes in the funded status through other comprehensive income in the year in which the changes occur; (3) measure the funded status of defined pension and other post-retirement benefit plans as of the date of the company’s fiscal year-end; and (4) provide enhanced disclosures. The Company began applying the provisions of SFAS 158 in connection with the preparation of its annual financial statements for the year ended December 31, 2006. See Note 11, Pension and Post-retirement Benefits, for further information on the impact of adoption.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. Both statements will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and the Company will begin applying its provisions effective January 1, 2009 on any new acquisition activity.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”). The objective of this statement is to require enhanced disclosures about an entity’s derivative and hedging activities and to improve the transparency of financial reporting. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company will adopt the standard as of January 1, 2009. The adoption of SFAS No. 161 is not expected to have a significant impact on the Company’s financial position or results of operations.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other applicable accounting literature. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company will begin applying the provisions of the FSP on January 1, 2009 for any new intangible assets acquired.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. This statement was effective November 15, 2008. The Company’s adoption of SFAS 162 on the effective date did not have a significant impact on its consolidated financial statements.

In December 2008, the FASB issued Staff Position No. 132R-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets”. This FSP amends FASB Statement No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP is effective for fiscal years ending after December 15, 2009, and the Company will begin applying its provisions with its December 31, 2009 consolidated financial statements.

2. Inventories

Inventories consist of the following:

	December 31
	2008	2007
Raw materials and parts	$116,253,800	$96,718,726
Work-in-process	57,776,229	54,127,870
Finished goods	99,806,732	51,027,368
Used equipment	11,980,501	8,944,664
Total	$285,817,262	$210,818,628

The above inventory amounts are net of reserves totaling $13,157,000 and $11,548,000 in 2008 and 2007, respectively.

3. Investments

The Company’s investments consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
December 31, 2008
Trading equity securities	$2,874,680	$--	$422,578	$2,452,102
Trading debt securities	8,686,084	48,255	259,739	8,474,600
Total	$11,560,764	$48,255	$682,317	$10,926,702

December 31, 2007
Available-for-sale equity securities	$10,305,000	$--	$1,483,000	$8,822,000
Trading equity securities	3,011,012	102,709	167,420	2,946,301
Trading debt securities	6,861,402	49,363	1,437	6,909,328
Total	$20,177,414	$152,072	$1,651,857	$18,677,629

The investments noted above are valued at their estimated fair value based on quoted market prices for identified or similar assets or, where no quoted prices exist, other observable inputs for the asset.

A significant portion of the trading securities are in equity mutual funds and approximate a portion of the Company’s liability under the Supplemental Executive Retirement Plan (“SERP”), an unqualified defined contribution plan. See Note 11, Pension and Post-retirement Benefits, for additional information on these investments and the SERP.

Trading debt securities are comprised mainly of marketable debt securities held by Astec Insurance Company. Astec Insurance has an investment strategy that focuses on providing regular and predictable interest income from a diversified portfolio of high-quality fixed income securities. At December 31, 2008 and 2007, $1,015,198 and $148,884, respectively, of trading debt securities was due to mature within twelve months and, accordingly, is included in other current assets.

Available-for-sale equity securities are comprised of actively traded marketable equity securities with quoted prices on national markets. The available-for-sale equity securities held at December 31, 2007 were sold in the fourth quarter of 2008 and a pre-tax realized gain of $6,195,000 is included in other income for the year ended December 31, 2008.

Management reviews several factors to determine whether a loss is other than temporary, such as the length of time a security is in an unrealized loss position, the extent to which fair value is less than amortized cost, the financial condition and near term prospects of the issuer and the Company’s intent and ability to hold the security for a period of time sufficient to allow for anticipated recovery in fair value. Management determined that the gross unrealized losses on available-for-sale equity securities as of December 31, 2007 was considered temporary and, therefore, the net unrealized holding losses of $1,483,000 were included in accumulated other comprehensive income at December 31, 2007.

As indicated in the table below, the Company has determined that its investments at December 31, 2008 are level 1 and level 2 in the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Trading equity securities	$2,452,102	$--	$--	$2,452,102
Trading debt securities	1,464,444	7,010,156	--	8,474,600
Total	$3,916,546	$7,010,156	$--	$10,926,702

The carrying values of the Company’s other financial assets and liabilities, including cash and cash equivalents, trade receivables, other receivables, revolving credit loans, accounts payable, customer deposits and accrued liabilities approximate fair value without being discounted due to the short periods during which these amounts are outstanding.

4. Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. SFAS 142 provides that goodwill and certain other intangible assets be tested for impairment at least annually. The Company performs the required valuation procedures each year as of December 31 after the following year’s forecasts are submitted and reviewed. The valuations performed in 2008, 2007, and 2006 indicated no impairment of goodwill.

The changes in the carrying amount of goodwill by reporting segment for the years ended December 31, 2008 and 2007 are as follows:

	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	Other	Total

Balance, December 31, 2006	$1,156,818	$16,580,617	$1,646,391	$--	$--	$19,383,826
Business acquisition	--	--	--	--	5,814,219	5,814,219
Foreign currency translation	--	1,217,934	--	--	--	1,217,934
Balance, December 31, 2007	1,156,818	17,798,551	1,646,391	--	5,814,219	26,415,979
Business acquisition	4,804,143	--	--	--	--	4,804,143
Final accounting adjustment on business combination	--	--	-	--	(7,137)	(7,137)
Foreign currency translation	--	(1,554,435)	--	--	--	(1,554,435)
Balance, December 31, 2008	$5,960,961	$16,244,116	$1,646,391	$--	$5,807,082	$29,658,550

5. Long-lived and Intangible Assets

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) requires long-lived assets be reviewed for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. SFAS 144 also requires recognition of impairment losses for long-lived assets “held and used” if the sum of the estimated future undiscounted cash flows used to test for recoverability is less than the carrying value. For the years ended December 31, 2008, 2007 and 2006, the Company concluded that there had been no significant events that would trigger an impairment review of its long-lived and intangible assets. No impairment was recorded in 2008, 2007 or 2006.

Amortization expense for other intangible assets was $531,857, $356,068 and $234,961 for 2008, 2007 and 2006, respectively. Other intangible assets, which are included in other long-term assets on the accompanying consolidated balance sheets, consisted of the following at December 31, 2008 and 2007:

	Gross Carrying Value Dec. 31, 2007	Accumulated Amortization Dec. 31, 2007	Net Carrying Value Dec. 31, 2007	Gross Carrying Value Dec. 31, 2008	Accumulated Amortization Dec. 31, 2008	Net Carrying Value Dec. 31, 2008
Amortizable assets
Dealer network and customer relationships	$3,589,000	$(698,233)	$2,890,767	$4,291,619	$(1,040,790)	$3,250,829
Drawings	820,000	(432,599)	387,401	970,000	(535,079)	434,921
Trademarks	336,000	(336,000)	--	336,000	(336,000)	--
Patents	543,000	(61,071)	481,929	664,946	(137,755)	527,191
Non-compete agreement	42,233	(5,068)	37,165	42,233	(15,204)	27,029
Total amortizable assets	5,330,233	(1,532,971)	3,797,262	6,304,798	(2,064,828)	4,239,970
Non-amortizable assets
Trade names	1,348,000	--	1,348,000	2,003,000	--	2,003,000
Total	$6,678,233	$(1,532,971)	$5,145,262	$8,307,798	$(2,064,828)	$6,242,970

The increase in gross carrying value of intangible assets during 2008 is mainly attributed to the purchases of Dillman Equipment, Inc., and substantially all of the assets of Q-Pave Pty Ltd. See Note 18, Business Combinations for further discussion.

Approximate intangible amortization expense for the next five years is expected as follows:

2009	$627,567	2012	$284,137
2010	532,565	2013	284,137
2011	445,855

6. Property and Equipment

Property and equipment consist of the following:

	December 31
	2008	2007
Land, land improvements and buildings	$123,546,867	$103,033,483
Equipment	181,200,088	161,182,644
Less accumulated depreciation	(135,617,327)	(122,688,507)
Total	$169,129,628	$141,527,620

Depreciation expense was approximately $16,657,000, $14,576,000 and $11,507,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

7. Leases

The Company leases certain land, buildings and equipment for use in its operations under various operating leases. Total rental expense charged to operations under operating leases was approximately $3,186,000, $2,993,000 and $2,381,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Minimum rental commitments for all noncancelable operating leases at December 31, 2008 are as follows:

2009	$1,460,000
2010	916,000
2011	583,000
2012	60,000
2013	44,000
Thereafter	16,000
$3,079,000

8. Debt

During April 2007, the Company entered into an unsecured credit agreement with Wachovia Bank, National Association (“Wachovia”) whereby Wachovia has extended to the Company an unsecured line of credit of up to $100,000,000 including a sub-limit for letters of credit of up to $15,000,000. The Wachovia credit agreement replaced the previous $87,500,000 secured credit facility the Company had in place with General Electric Capital Corporation and General Electric Capital-Canada.

The Wachovia credit facility has an original term of three years (which is subject to further extensions as provided therein). Early in 2009, the Company exercised its right to extend the credit facility’s term one additional year. An additional one year extension is available. The interest rate for borrowings is a function of the Adjusted LIBOR Rate or Adjusted LIBOR Market Index Rate, as defined, as elected by the Company, plus a margin based upon a leverage ratio pricing grid ranging between 0.5% and 1.5%. As of December 31, 2008, the applicable margin based upon the leverage ratio pricing grid was equal to 0.5%. The unused facility fee is 0.125%. The interest rate at December 31, 2008 was 0.94%. The Wachovia credit facility requires no principal amortization and interest only payments are due, in the case of loans bearing interest at the Adjusted LIBOR Market Index Rate, monthly in arrears and, in the case of loans bearing interest at the Adjusted LIBOR Rate, at the end of the applicable interest period. The Wachovia credit agreement contains certain financial covenants including a minimum fixed charge coverage ratio, minimum tangible net worth and maximum allowed capital expenditures. At December 31, 2008, the Company had borrowings outstanding under the credit facility of $3,129,000 resulting in borrowing availability of $86,137,000, net of letters of credit of $10,734,000. The borrowings are classified as current liabilities as the Company plans to repay the debt within the next twelve months.

The Company was in compliance with the covenants under its credit facility as of December 31, 2008.

The Company’s South African subsidiary, Osborn Engineered Products SA (Pty) Ltd., (Osborn) has available a credit facility of approximately $5,978,000 (ZAR 50,000,000) to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. As of December 31, 2008, Osborn had $298,000 outstanding borrowings under the credit facility at 15% interest, and approximately $1,854,000 in performance bonds which were guaranteed under the facility. The facility is secured by Osborn’s buildings and improvements, accounts receivable and cash balances and a $2,000,000 letter of credit issued by the parent Company. The portion of the available facility not secured by the $2,000,000 letter of credit fluctuates monthly based upon seventy-five percent (75%) of Osborn’s accounts receivable and total cash balances at the end of the prior month as well as buildings and improvements of $1,983,000. As of December 31, 2008, Osborn had available credit under the facility of approximately $3,826,000. The facility expires on July 30, 2009 and the Company plans to renew the facility prior to expiration. There is no charge for the unused facility.

9. Product Warranty Reserves

The Company warrants its products against manufacturing defects and performance to specified standards. The warranty period and performance standards vary by market and uses of its products, but generally range from three months to one year or up to a specified number of hours of operation. The Company estimates the costs that may be incurred under its warranties and records a liability at the time product sales are recorded. The warranty liability is primarily based on historical claim rates, nature of claims and the associated costs.

Changes in the Company’s product warranty liability during 2008 and 2007 are as follows:

	2008	2007
Reserve balance at beginning of period	$7,826,820	$7,183,946
Warranty liabilities accrued during the period	18,316,668	12,496,960
Warranty liabilities settled during the period	(16,004,036)	(11,854,086)
Other	(89,227)	--
Reserve balance at end of period	$10,050,225	$7,826,820

10. Accrued Loss Reserves

The Company accrues reserves for losses related to known workers’ compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company. The undiscounted reserves are actuarially determined based on the Company’s evaluation of the type and severity of individual claims and historical information, primarily its own claim experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. Total accrued loss reserves at December 31, 2008 were $9,022,126 compared to $7,878,723 at December 31, 2007, of which $5,719,476 and $5,019,869 was included in other long-term liabilities at December 31, 2008 and 2007, respectively.

11. Pension and Post-retirement Benefits

Prior to December 31, 2003, all employees of the Company’s Kolberg-Pioneer, Inc. subsidiary were covered by a defined benefit pension plan. After December 31, 2003, all benefit accruals under the plan ceased and no new employees could become participants in the plan. Benefits paid under this plan are based on years of service multiplied by a monthly amount. In addition, the Company also sponsors two post-retirement medical and life insurance plans covering the employees of its Kolberg-Pioneer, Inc. and Telsmith, Inc. subsidiaries and a life insurance plan covering retirees of its former Barber-Greene subsidiary. During 2008, the Company terminated the retiree medical plan at Kolberg-Pioneer, Inc. and completed a lump-sum buyout of the retiree life plans at Kolberg-Pioneer, Inc. and Barber-Greene. Settlement cost of $109,014 is included as a component of net periodic benefit cost for 2008. The Company’s funding policy for all plans is to make the minimum annual contributions required by applicable regulations.

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

The following provides information regarding benefit obligations, plan assets and the funded status of the plans:

	Pension Benefits		Post-retirement Benefits
	2008	2007	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$9,647,937	$9,986,114	$764,226	$986,097
Service cost	--	--	46,209	44,535
Interest cost	606,508	564,674	60,401	41,974
Amendments	--	--	--	48,221
Settlements	--	--	(189,548)	--
Actuarial (gain) loss	302,102	(478,204)	98,084	(92,426)
Benefits paid	(436,590)	(424,647)	(313,184)	(264,175)
Benefit obligation at end of year	10,119,957	9,647,937	466,188	764,226
Accumulated benefit obligation	$10,119,957	$9,647,937	$--	$--
Change in plan assets
Fair value of plan assets at beginning of year	$9,013,126	$7,817,439	$--	$--
Actual gain (loss) on plan assets	(2,356,033)	823,995	--	--
Employer contribution	562,048	796,339	--	--
Benefits paid	(436,590)	(424,647)	--	--
Fair value of plan assets at end of year	6,782,551	9,013,126	--	--
Funded status at end of year	$(3,337,406)	$(634,811)	$(466,188)	$(764,226)
Amounts recognized in the consolidated balance sheets
Current liabilities	$--	$--	$(73,731)	$(132,138)
Noncurrent liabilities	(3,337,406)	(634,811)	(392,457)	(632,088)
Net amount recognized	$(3,337,406)	$(634,811)	$(466,188)	$(764,226)
Amounts recognized in accumulated other comprehensive income (loss) consist of
Net loss (gain)	$4,650,401	$1,288,821	$(753,386)	$(660,236)
Prior service credit	--	--	--	(7,669)
Transition obligation	--	--	95,500	167,500
Net amount recognized	$4,650,401	$1,288,821	$(657,886)	$(500,405)
Weighted average assumptions used to determine benefit obligations as of December 31
Discount rate	6.19%	6.41%	6.19%	5.59%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

The measurement date used for all plans was December 31.

The Company’s expected long-term rate of return on assets was 8.0% for both 2008 and 2007. In determining the expected long-term rate of return, the historical experience of the plan assets, the current and expected allocation of the plan assets and the expected long-term rates of return were considered.

The Company’s pension plan asset allocation as of the measurement date (December 31) and the target asset allocation ranges by asset category were as follows:

	Actual Allocation		2008 & 2007 Target
Asset Category	2008	2007	Allocation Ranges
Equity securities	59.5%	59.6%	53 - 73%
Debt securities	33.7%	30.5%	21 - 41%
Money market funds	6.8%	9.9%	0 - 15%
Total	100.0%	100.0%

The weighted average annual assumed rate of increase in per capita health care costs is 9.0% for 2008 and is assumed to decrease gradually to 5.0% by 2017 and remain at that level thereafter. A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects:

	2008	2007
Effect on total service and interest cost
1% Increase	$4,958	$5,535
1% Decrease	(4,542)	(5,128)
Effect on accumulated post-retirement benefit obligation
1% Increase	26,089	32,924
1% Decrease	(24,072)	(30,305)

Net periodic benefit cost for 2008, 2007 and 2006 included the following components:

	Pension Benefits			Post-retirement Benefits
	2008	2007	2006	2008	2007	2006
Components of net periodic benefit cost
Service cost	$--	$--	$--	$46,209	$44,535	$56,442
Interest cost	606,508	564,674	544,410	60,401	41,974	53,176
Expected return on plan assets	(732,954)	(638,348)	(546,362)	--	--	--
Amortization of prior service cost (credit)	--	--	--	14,457	14,457	(5,225)
Amortization of transition obligation	--	--	--	33,700	33,700	33,700
Settlement	--	--	--	109,014	--	--
Amortization of net (gain) loss	29,509	90,395	136,815	108,845	(56,930)	(89,294)
Net periodic benefit cost	(96,937)	16,721	134,863	372,626	77,736	48,799
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss (gain)	3,391,089	(663,852)	(476,290)	15,695	(92,425)	(714,035)
Amortization of net (gain) loss	(29,509)	(90,395)	(136,815)	(108,845)	56,930	89,294
Prior service credit	--	--	--	22,126	48,221	(46,658)
Amortization of prior service credit	--	--	--	(14,457)	(14,457)	5,225
Transition obligation	--	--	--	(38,300)	--	234,900
Amortization of transition obligation	--	--	--	(33,700)	(33,700)	(33,700)
Total recognized in other comprehensive income	3,361,580	(754,247)	(613,105)	(157,481)	(35,431)	(464,974)
Total recognized in net periodic benefit cost and other comprehensive income	$3,264,643	$(737,526)	$(478,242)	$215,145	$42,305	$(416,175)
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	6.41%	5.72%	5.41%	5.59%	5.72%	5.41%
Expected return on plan assets	8.00%	8.00%	8.00%	--	--	--

The Company expects to contribute approximately $174,000 to the pension plan and approximately $74,000 to the other benefit plans during 2009.

	Pension Benefits	Post-retirement Benefits
Amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit cost in 2009
Amortization of net (gain) loss	$301,942	$(64,545)
Amortization of transition obligation	--	24,200

The following estimated future benefit payments are expected to be paid in the years indicated:

	Pension Benefits	Post-retirement Benefits
2009	$455,000	$74,000
2010	472,000	34,000
2011	510,000	44,000
2012	557,000	35,000
2013	564,000	28,000
2014 - 2018	3,481,000	238,000

The Company sponsors a 401(k) defined contribution plan to provide eligible employees with additional income upon retirement. The Company’s contributions to the plan are based on employee contributions. The Company’s contributions totaled $4,856,709 in 2008, $4,167,248 in 2007 and $3,150,802 in 2006.

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

Assets of the supplemental executive retirement plan consist of the following:

	December 31, 2008		December 31, 2007
	Cost	Market	Cost	Market
Company stock	$1,966,178	$2,889,670	$1,705,249	$3,195,104
Equity securities	2,575,862	2,229,325	3,011,012	2,946,301
Total	$4,542,040	$5,118,995	$4,716,261	$6,141,405

The Company periodically adjusts the deferred compensation liability such that the balance of the liability equals the total fair market values of all assets held by the trust established under the SERP. Such liabilities are included in other liabilities on the consolidated balance sheets. The equity securities are included in investments in the consolidated balance sheets and classified as trading equity securities. See Note 3, Investments. The Company stock held by the plan is carried at cost and included as a reduction in shareholders’ equity in the consolidated balance sheets.

The change in the fair market value of Company stock held in the SERP results in a charge or credit to selling, general and administrative expenses in the consolidated statement of operations because the acquisition cost of the Company stock in the SERP is recorded as a reduction of shareholders’ equity and is not adjusted to fair market value; however, the related liability is adjusted to the fair market value of the stock as of each period end. The Company recognized a credit of $502,000 in 2008 and expense of $452,000 and $325,000 in 2007 and 2006, respectively, related to the change in the fair value of the Company stock held in the SERP.

12. Income Taxes

For financial reporting purposes, income before income taxes and minority interest includes the following components:

	2008	2007	2006
United States	$91,681,710	$82,367,924	$55,925,244
Foreign	6,379,755	6,038,458	4,382,708
Income before income taxes and minority interest	$98,061,465	$88,406,382	$60,307,952

The provision for income taxes consists of the following:

	2008	2007	2006
Current provision:
Federal	$26,802,219	$27,131,144	$17,509,493
State	4,419,760	2,935,588	1,846,120
Foreign	992,613	1,231,551	267,683
Total current provision	32,214,592	31,298,283	19,623,296
Deferred provision:
Federal	1,820,986	(394,900)	534,754
State	185,177	65,245	(81,619)
Foreign	545,811	429,421	561,310
Total deferred provision	2,551,974	99,766	1,014,445
Total provision:
Federal	28,623,205	26,736,244	18,044,247
State	4,604,937	3,000,833	1,764,501
Foreign	1,538,424	1,660,972	828,993
Total provision	$34,766,566	$31,398,049	$20,637,741

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. A reconciliation of the provision for income taxes at the statutory federal income tax rate to the amount provided is as follows:

	2008	2007	2006
Tax at the statutory federal income tax rate	$34,321,513	$30,942,234	$21,033,019
Qualified Production Activity Deduction	(1,081,747)	(932,710)	(621,982)
State income tax, net of federal income tax	3,004,717	1,950,540	1,146,925
Other permanent differences	198,495	356,637	307,814
R&D credit	(1,109,551)	(1,049,782)	(367,771)
Change in valuation allowance	(276,112)	60,775	(233,431)
Other items	(290,749)	70,355	(626,833)
Income tax provision	$34,766,566	$31,398,049	$20,637,741

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31
	2008	2007
Deferred tax assets:
Inventory reserves	$4,925,261	$3,840,943
Warranty reserves	3,345,363	2,516,910
Bad debt reserves	392,461	461,652
State tax loss carryforwards	1,126,177	1,471,800
Other	5,263,102	4,334,092
Valuation allowance	(841,616)	(1,117,728)
Total deferred tax assets	14,210,748	11,507,669
Deferred tax liabilities:
Property and equipment	14,231,539	9,048,440
Other	2,343,354	1,956,213
Total deferred tax liabilities	16,574,893	11,004,653
Net deferred tax asset (liability)	$(2,364,145)	$503,016

As of December 31, 2008, the Company has state net operating loss carryforwards of approximately $27,300,000 for tax purposes, which will be available to offset future taxable income. If not used, these carryforwards will expire between 2010 and 2022. The valuation allowance for deferred tax assets specifically relates to the future utilization of state net operating loss carryforwards. Future utilization of these net operating loss carryforwards is evaluated by the Company on an annual basis and the valuation allowance is adjusted accordingly. In 2008, the valuation allowance was decreased by $276,112 based upon the projected ability of certain entities to utilize their state net operating loss carryforwards.

Undistributed earnings of Astec’s Canadian subsidiary, Breaker Technology Ltd., are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to Canada. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical due to the complexities associated with the hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability. Withholding taxes would be payable upon remittance of previously unremitted earnings.

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by authorities for years prior to 2005. With few exceptions, the Company is no longer subject to state and local or non-U.S. income tax examinations by authorities for years prior to 2002.

As a result of the implementation of FIN 48, the Company recognized a $65,725 liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The Company had a liability recorded for unrecognized tax benefits at December 31, 2007 of $1,872,766 which included accrued interest and penalties of $218,505. At December 31, 2008, the Company had a liability for unrecognized tax benefits of $939,217 which included accrued interest and penalties of $140,025. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The interest and penalties recognized in the Company’s statement of operations was $124,365 in 2007. In 2008, the Company recognized a tax benefit for penalties and interest of $78,480 related to amounts that were settled for less than previously accrued. The total amount of unrecognized tax benefits that, if recognized, would affect the effective rate is $718,904 and $817,641 at December 31, 2008 and 2007, respectively. The Company does not expect a significant increase or decrease to the total amount of unrecognized tax benefits within the next 12 months. A reconciliation of the beginning and ending unrecognized tax benefits is as follows:

	2008	2007
Unrecognized tax benefits at January 1	$1,872,766	$1,191,360
Additions for tax positions related to the current year	422,010	589,976
Additions for tax positions related to prior years	58,748	192,579
Reductions due to lapse of statutes of limitations	(142,404)	(101,149)
Decreases related to settlements with tax authorities	(1,271,903)	--
Unrecognized tax benefits at December 31	$939,217	$1,872,766

In the December 31, 2008 balance of unrecognized tax benefits, there are no tax positions for which the ultimate deductibility is highly certain but the timing of such deductibility is uncertain. Accordingly, there is no impact to the deferred tax accounting for certain tax benefits.

13. Contingent Matters

Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of approximately $241,000 and $629,000 at December 31, 2008 and 2007, respectively. The Company was also contingently liable for residual value guarantees aggregating approximately $147,000 at December 31, 2007. At December 31, 2008, the maximum potential amount of future payments for which the Company would be liable is equal to $241,000. Because the Company does not believe it will be called on to fulfill any of these contingencies, the carrying amounts on the consolidated balance sheets of the Company for these contingent liabilities are zero.

In addition, the Company is contingently liable under letters of credit totaling approximately $10,734,000, including a $2,000,000 letter of credit issued to the Company’s South African subsidiary, Osborn. The outstanding letters of credit expire at various dates through February 2010. Osborn is contingently liable for a total of $1,854,000 in performance bonds. None of Osborn’s performance bonds outstanding at December 31, 2008 were secured by the $2,000,000 letter of credit issued by the Company. As of December 31, 2008, the maximum potential amount of future payments under these letters of credit and bonds for which the Company could be liable is approximately $12,588,000.

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

The Company has received notice that Johnson Crushers International, Inc. is subject to an enforcement action brought by the U.S. Environmental Protection Agency and the Oregon Department of Environmental Quality related to an alleged failure to comply with federal and state air permitting regulations. Each agency is expected to seek sanctions that will include monetary penalties. No penalty has yet been proposed. The Company believes that it has cured the alleged violations and is cooperating fully with the regulatory agencies. At this stage of the investigations, the Company is unable to predict the outcome and the amount of any such sanctions.

The Company has also received notice from the Environmental Protection Agency that it may be responsible for a portion of the costs incurred in connection with an environmental cleanup in Illinois. The discharge of hazardous materials and associated cleanup relate to activities occurring prior to the Company’s acquisition of Barber-Greene in 1986. The Company believes that over 300 other parties have received similar notice. At this time, the Company cannot predict whether the EPA will seek to hold the Company liable for a portion of the cleanup costs or the amount of any such liability.

The Company has not recorded any liabilities with respect to either matter because no estimate of the amount of any such liability can be made at this time.

14. Shareholders’ Equity

Under terms of the Company’s employee’s stock option plans, officers and certain other employees have been granted options to purchase the Company’s common stock at no less than 100% of the market price on the date the option was granted. The Company has reserved unissued shares of common stock for exercise of outstanding non-qualified options and incentive options of officers and employees of the Company and its subsidiaries at prices determined by the Board of Directors. In addition, a Non-employee Directors Stock Incentive Plan has been established to allow non-employee directors to have a personal financial stake in the Company through an ownership interest. Directors may elect to receive their annual retainer in cash, common stock, deferred stock or stock options. Options granted under the Non-employee Directors Stock Incentive Plan vest and become fully exercisable immediately. Generally, other options granted vest over 12 months. All stock options have a 10-year term. The shares reserved under the 1998 Long-term Incentive Plan total 396,324, and 161,809 under the 1998 Non-employee Directors Stock Plan as of December 31, 2008. The fair value of stock awards granted to non-employee directors totaled $182,000, $158,000 and $175,000 during 2008, 2007 and 2006, respectively.

A summary of the Company’s stock option activity and related information for the year ended December 31, 2008 follows:

	Options	Weighted Average Exercise Price	Remaining Contractual Life	Intrinsic Value
Options outstanding at December 31, 2007	616,990	$22.45
Options exercised	(204,001)	22.89
Options outstanding at December 31, 2008	412,989	22.24	2.45 Years	$3,763,000
Options exercisable at December 31, 2008	412,989	$22.24	2.45 Years	$3,763,000

The weighted average grant-date fair value of 1,686 options granted during the year ended December 31, 2006 was $16.61. No options were granted during 2008 or 2007. The total fair value of stock options that vested during the year ended December 31, 2006 was $2,153,000. No options vested during 2008 or 2007. The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $1,696,000, $13,174,000, and $8,695,000, respectively. Cash received from options exercised during the years ended December 31, 2008, 2007 and 2006, totaled $4,669,000, $13,632,000 and $9,970,000, respectively and is included in the accompanying consolidated statement of cash flows as a financing activity. The excess tax benefit realized from the exercise of these options totaled $637,000, $4,389,000 and $2,955,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The stock option compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of operations. As of December 31, 2008, 2007 and 2006, there were no unrecognized compensation costs related to stock options previously granted.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

2006 Grants
Expected life	5.5 years
Expected volatility	55.1%
Risk-free interest rate	4.53%
Dividend yield	--

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding and was based on the shortcut method allowed under SAB 107 for 2006. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. No factor for dividend yield was incorporated in the calculation of fair value, as the Company has historically not paid dividends.

In August 2006, the Compensation Committee of the Board of Directors implemented a five-year plan to award key members of management restricted stock units (“RSU’s”) each year. The details of the plan were formulated under the 2006 Incentive Plan approved by the Company’s shareholders in their annual meeting held in April 2006. The plan allows up to 700,000 shares to be granted to employees. RSU’s granted each year will be determined based upon the performance of individual subsidiaries and consolidated annual financial performance. Additional RSU’s may be granted in 2011 based upon cumulative five-year performance. Generally, each award will vest at the end of five years from the date of grant, or at the time a recipient retires after reaching age 65, if earlier.

RSU’s granted in 2007 and 2008 and expected to be granted in 2009 for each prior year’s performance and RSU’s expected to be granted in 2011 for five-year cumulative performance are as follows:

Actual or Anticipated Grant Date	Performance Period	Original	Forfeitures	Vested	Net	Fair Value Per RSU
March, 2007	2006	71,100	7,179	600	63,321	$38.76
February, 2008	2007	74,800	555	600	73,645	$38.52
February, 2009	2008	69,800	--	--	69,800	$31.33
February, 2011	2006-2010	92,009	--	--	92,009	$31.33
Total		307,709	7,734	1,200	298,775

Compensation expense of $2,202,000, $1,399,000 and $419,000 was recorded in the years ended December 31, 2008, 2007 and 2006, respectively, to reflect the fair value of the original RSU’s granted or anticipated to be granted less forfeitures, amortized over the portion of the vesting period occurring during the period. Related income tax benefits of $782,000, $497,000 and $143,000 were recorded in 2008, 2007 and 2006, respectively. The fair value of the 161,809 RSU’s expected to be granted in February 2009 and 2011 and expensed in 2008 was based upon the market value of the related stock at December 31, 2008 and will be adjusted to the fair value as of each period end until the date of grant. Based upon the fair value and net RSU’s shown above, it is anticipated that $5,679,000 of additional compensation costs will be recognized in future periods through 2016.

Changes in restricted stock units during the year ended December 31, 2008 are as follows:

2008
Unvested restricted stock units at January 1, 2008	64,950
Restricted stock units granted	74,800
Restricted stock units forfeited	(1,584)
Restricted stock units vested	(1,200)
Unvested restricted stock units at December 31, 2008	136,966

The grant date fair value of the restricted stock units granted during 2008 and 2007 was $2,881,296 and $2,755,836, respectively. The intrinsic value of the 1,200 shares that vested during 2008 was $47,604.

The Company has adopted an Amended and Restated Shareholder Protection Rights Agreement and declared a distribution of one right (the “Right”) for each outstanding share of Company common stock, par value $0.20 per share (the “Common Stock”). Each Right entitles the registered holder (other than the “Acquiring “Person” as defined below) to purchase from the Company one one-hundredth of a share (a “Unit”) of Series A Participating Preferred Stock, par value $1.00 per share (the “Preferred Stock”), at a purchase price of $72.00 per Unit, subject to adjustment. The Rights currently attach to the certificates representing shares of outstanding Company Common Stock, and no separate Rights certificates will be distributed. The Rights will separate from the Common Stock upon the earlier of ten business days (unless otherwise delayed by the Board) following the: 1) public announcement that a person or group of affiliated or associated persons (the “Acquiring Person”) has acquired, obtained the right to acquire, or otherwise obtained beneficial ownership of fifteen percent (15%) or more of the then outstanding shares of Common Stock, or 2) commencement of a tender offer or exchange offer that would result in an Acquiring Person beneficially owning fifteen percent (15%) or more of the then outstanding shares of Common Stock. The Board of Directors may terminate the Rights without any payment to the holders thereof at any time prior to the close of business ten business days following announcement by the Company that a person has become an Acquiring Person. Once the Rights are separated from the Common Stock, then the Rights entitle the holder (other than the Acquiring Person) to purchase shares of Common Stock (rather than Preferred Stock) having a current market value equal to twice the Unit purchase price. The Rights, which do not have voting power and are not entitled to dividends, expire on December 22, 2015. In the event of a merger, consolidation, statutory share exchange or other transaction in which shares of Common Stock are exchanged, each Unit of Preferred Stock will be entitled to receive the per share amount paid in respect of each share of Common Stock.

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

Underground Group - This segment consists of two operating units that design, manufacture and market auger boring machines, directional drills, fluid/mud systems, chain and wheel trenching equipment, rock saws, and road miners. The principal purchasers of these products are pipeline and utility contractors and gas and oil drillers.

All Others - This category consists of the Company’s other business units, including Peterson Pacific Corp., Astec Australia, Pty, Ltd., Astec Insurance Company and the parent company, Astec Industries, Inc., that do not meet the requirements for separate disclosure as an operating segment.

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

Segment information for 2008
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$257,336,421	$350,350,377	$150,691,545	$135,152,338	$80,169,510	$973,700,191
Intersegment revenues	24,071,770	26,970,745	4,931,081	3,755,602	--	59,729,198
Interest expense	173,512	167,099	383,235	500	126,750	851,096
Depreciation and amortization	4,116,394	6,064,911	2,633,667	2,726,316	1,801,600	17,342,888
Segment profit (loss)	40,765,363	37,031,600	15,087,032	12,510,606	(41,153,408)	64,241,193

Segment assets	302,007,759	314,365,480	109,113,262	109,382,786	304,661,454	1,139,530,741
Capital expenditures	4,096,636	15,280,306	4,282,571	6,493,773	9,779,161	39,932,447

Segment information for 2007
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$240,229,156	$338,183,219	$146,488,680	$114,377,657	$29,746,642	$869,025,354
Intersegment revenues	12,882,783	15,437,948	5,613,527	11,720,989	--	45,655,247
Interest expense	11,710	213,931	11,432	894	615,027	852,994
Depreciation and amortization	3,757,204	5,310,658	2,147,476	2,832,824	1,032,791	15,080,953
Segment profit (loss)	37,707,111	38,892,362	17,885,115	7,348,141	(45,042,148)	56,790,581

Segment assets	264,179,910	299,896,625	152,947,368	87,556,087	306,818,074	1,111,398,064
Capital expenditures	7,361,126	13,539,548	4,335,580	3,912,318	9,302,808	38,451,380

Segment information for 2006
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$186,656,861	$289,470,523	$129,385,414	$105,094,015	$--	$710,606,813
Intersegment revenues	9,069,815	13,626,818	3,864,530	2,925,366	--	29,486,529
Interest expense	5,060	188,224	3,639	9,190	1,465,739	1,671,852
Depreciation and amortization	3,487,982	3,834,284	1,684,789	2,500,605	383,431	11,891,091
Segment profit (loss)	24,386,850	33,263,355	14,368,409	4,866,484	(36,439,102)	40,445,996

Segment assets	215,265,761	256,142,482	131,879,605	69,521,666	233,291,974	906,101,488
Capital expenditures	4,792,573	15,343,183	7,588,091	1,719,057	1,436,210	30,879,114

	2008	2007	2006
Sales
Total external sales for reportable segments	$893,530,681	$839,278,712	$710,606,813
Intersegment sales for reportable segments	59,729,198	45,655,247	29,486,529
Other sales	80,169,510	29,746,642	--
Elimination of intersegment sales	(59,729,198)	(45,655,247)	(29,486,529)
Total consolidated sales	$973,700,191	$869,025,354	$710,606,813
Net Income
Total profit for reportable segments	$105,394,601	$101,832,729	$76,885,098
Other loss	(41,153,408)	(45,042,148)	(36,439,102)
Minority interest in earnings of subsidiary	(166,669)	(211,225)	(82,368)
(Elimination) recapture of intersegment profit	(946,294)	217,752	(775,785)
Total consolidated net income	$63,128,230	$56,797,108	$39,587,843
Assets
Total assets for reportable segments	$834,869,287	$804,579,990	$672,809,514
Other assets	304,661,454	306,818,074	233,291,974
Elimination of intercompany profit in inventory	(1,885,560)	(939,266)	(1,157,018)
Elimination of intercompany receivables	(324,860,356)	(369,361,503)	(310,941,290)
Elimination of investment in subsidiaries	(119,562,447)	(122,612,801)	(101,255,392)
Other eliminations	(80,409,922)	(75,914,977)	(70,885,253)
Total consolidated assets	$612,812,456	$542,569,517	$421,862,535
Interest expense
Total interest expense for reportable segments	$724,346	$237,967	$206,113
Other interest expense	126,750	615,027	1,465,739
Total consolidated interest expense	$851,096	$852,994	$1,671,852
Depreciation and amortization
Total depreciation and amortization for reportable segments	$15,541,288	$14,048,162	$11,507,660
Other depreciation and amortization	1,801,600	1,032,791	383,431
Total consolidated depreciation and amortization	$17,342,888	$15,080,953	$11,891,091
Capital expenditures
Total capital expenditures for reportable segments	$30,153,286	$29,148,572	$29,442,904
Other capital expenditures	9,779,161	9,302,808	1,436,210
Total consolidated capital expenditures	$39,932,447	$38,451,380	$30,879,114

Sales by major geographic region were as follows:

	2008	2007	2006
United States	$620,987,337	$590,689,756	$518,455,721
Asia	33,203,197	11,191,188	7,867,141
Southeast Asia	11,711,595	8,433,668	6,660,597
Europe	39,182,153	36,475,730	36,128,754
South America	36,492,133	23,335,858	13,670,468
Canada	77,226,493	55,758,257	41,527,458
Australia	26,058,737	38,566,656	10,891,367
Africa	63,314,725	45,500,703	38,059,309
Central America	26,663,931	14,237,170	13,721,178
Middle East	28,842,208	24,671,411	18,251,651
West Indies	4,778,771	8,780,295	2,442,514
Other	5,238,911	11,384,662	2,930,655
Total foreign	352,712,854	278,335,598	192,151,092
Total	$973,700,191	$869,025,354	$710,606,813

Long-lived assets by major geographic region were as follows:

	December 31
	2008	2007
United States	$162,879,418	$136,191,972
Canada	3,242,843	3,985,596
Africa	5,351,435	3,570,325
Australia	426,648	--
Total foreign	9,020,926	7,555,921
Total	$171,900,344	$143,747,893

16. Accumulated Other Comprehensive Income (Loss)

The balance of related after-tax components comprising accumulated other comprehensive income is summarized below:

	December 31
	2008	2007
Foreign currency translation adjustment	$(310,569)	$6,602,314
Unrealized loss on available for sale investment securities, net of tax	--	(924,646)
Unrecognized pension and post retirement benefit cost, net of tax	(2,488,067)	(491,623)
Accumulated other comprehensive income (loss)	$(2,798,636)	$5,186,045

17. Other Income (Expense) - Net

Other income (expense), net consist of the following:

	2008	2007	2006
Loss on foreign currency transactions	$(547,331)	$(601,814)	$(167,478)
Gain on sale of investments	5,907,620	--	--
Other	348,786	399,551	334,635
Total	$5,709,075	$(202,263)	$167,157

18. Business Combinations

On July 31, 2007, the Company acquired all of the outstanding capital stock of Peterson, Inc., an Oregon company (“Peterson”) for approximately $21,098,000, including cash acquired of approximately $1,702,000, plus transaction costs of approximately $252,000. In addition to the purchase price paid to the sellers, the Company also paid off approximately $7,500,000 of outstanding Peterson debt coincident with the purchase. The effective date of the purchase was July 1, 2007, and the results of Peterson’s operations have been included in the consolidated financial statements since that date. The transaction resulted in the recognition of approximately $3,352,000 of property, plant and equipment, approximately $5,807,000 of goodwill and approximately $4,278,000 of intangible assets. Intangible assets consist of patents (seven-year weighted average useful life), customer relationships (15-year weighted average useful life), non-compete agreement (four-year weighted average useful life), and tradename (indefinite useful life). Peterson’s intangible assets subject to amortization, in total, have a 13-year weighted average useful life. During June 2008, the purchase price allocation was finalized and funds previously held in escrow have been distributed. No significant adjustments to amounts previously recorded were made as a result of the final accounting.

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

No conditional earn-out payments are due to the sellers based upon 2008 operational results. However, conditional earn-out payments of up to $3,000,000 may be due to the sellers based upon cumulative 2008 and 2009 results of operations. The Company was granted the option to purchase the real estate and improvements used by Peterson from Peterson’s former majority owner and his wife at a later date. The Company exercised this option and purchased the real estate and improvements for $7,000,000 in October 2008.

On October 1, 2008, the Company acquired all of the outstanding capital stock of Dillman Equipment, Inc., a Wisconsin corporation (“Dillman”) and Double L Investments, Inc., a Wisconsin corporation which owned the real estate and improvements used by Dillman, for approximately $20,384,000 including cash acquired of approximately $4,066,000 plus transaction costs of approximately $175,000. In addition to the purchase price paid to the sellers, the Company also paid off approximately $912,000 of outstanding debt coincident with the purchase. The transaction resulted in the recognition of approximately $6,165,000 of property, plant and equipment, approximately $4,804,000 of goodwill and approximately $1,139,000 of intangible assets. Intangible assets consist of patents (12-year weighted average useful life), customer relationships (14-year weighted average useful life) and tradename (indefinite useful life). Dillman’s intangible assets subject to amortization, in total, have a 13-year weighted average useful life. $1,000,000 of the purchase price is being held in escrow pending the resolution of certain contingent matters. The effective date of the purchase was October 1, 2008, and the results of Dillman’s operations have been included in the consolidated financial statements since that date. Subsequent to the closing, the two acquired corporations were merged into Astec, Inc., a subsidiary of Astec Industries, Inc., and Dillman will operate as a division of Astec, Inc. from its current location in Prairie du Chien, Wisconsin. The purchase price allocation is preliminary pending the finalization of certain valuations and will be finalized no later than September 30, 2009.

Dillman was incorporated in 1994 and is a manufacturer of asphalt plant equipment. Dillman supplies the asphalt industry with asphalt plant equipment that includes asphalt storage silos, counterflow drum plants, cold feed systems, recycle systems, baghouses, dust silos, air pollution control systems, portable asphalt plants, drag slats, transfer conveyors, plant controls, control houses, silos, asphalt storage tanks, parts and field services.

On October 1, 2008, the Company purchased substantially all the assets and assumed certain liabilities of Q-Pave Pty Ltd, an Australia company (“Q-Pave”) for approximately $1,797,000. At the time of the purchase, Q-Pave had payables to other Astec Industries’ subsidiaries totaling $1,589,000 which was a component of the purchase price. The transaction resulted in the recognition of approximately $273,000 of intangible assets which consist of dealer network and customer relationships (15-year weighted average useful life). The assets and liabilities are held in a newly-formed subsidiary of the Company, Astec Australia Pty Ltd. The effective date of the purchase was October 1, 2008, and the results of Astec Australia Pty Ltd’s operations have been included in the consolidated financial statements since that date. The purchase price allocation is preliminary pending the finalization of certain valuations and will be finalized no later than September 30, 2009.

Astec Australia Pty Ltd is the Australian and New Zealand distributor for the range of equipment manufactured by Astec Industries, Inc.

The revenues and pre-tax income of Dillman and Q-Pave were not significant in relation to the Company’s 2008 financial statements, and would not have been significant on a proforma basis to any earlier periods. Similarly, the revenue and pre-tax income of Peterson was not significant in relation to the Company’s 2007 financial statements, and would not have been significant on a proforma basis to any earlier periods.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
Performance Graph for Astec Industries, Inc.

Notes:
A. Data complete through last fiscal year.
B. Corporate Performance Graph with peer group uses peer group only performance (excludes only company).
C. Peer group indices use beginning of period market capitalization weighting.
D. Calculated (or Derived) based from CRSP NYSE/AMEX/NASDAQ Stock Market (US Companies) Center for Research in Security Prices (CRSP®), Graduate School of Business, The University of Chicago.

ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE (II)
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

DESCRIPTION	BEGINNING BALANCE	ADDITIONS CHARGES TO COSTS & EXPENSES	OTHER ADDITIONS (DEDUCTIONS) (3)	DEDUCTIONS		ENDING BALANCE
December 31, 2008: Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$1,713,454	$320,469	$(78,887)	$459,251	(1)	$1,495,785

Reserve for inventory	$11,547,899	$4,142,878	$293,496	$2,826,919		$13,157,354

Other Reserves: Product warranty	$7,826,820	$18,316,668	$(89,227)	$16,004,036	(2)	$10,050,225

Deferred Tax Asset Allowance	$1,117,728	$87,435	$--	$363,547		$841,616

December 31, 2007: Reserves deducted from assets to which they apply
Allowance for doubtful accounts	$1,781,187	$512,816	$--	$580,549	(1)	$1,713,454

Reserve for inventory	$8,798,170	$3,271,024	$--	$521,295		$11,547,899

Other Reserves: Product warranty	$7,183,946	$12,496,960	$--	$11,854,086	(2)	$7,826,820

Deferred Tax Asset Allowance	$1,056,953	$61,778	$--	$1,003		$1,117,728

December 31, 2006: Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$1,876,880	$374,748	$--	$470,441	(1)	$1,781,187

Reserve for inventory	$9,372,601	$3,721,613	$--	$4,296,044		$8,798,170

Other Reserves: Product warranty	$5,666,123	$11,712,690	$--	$10,194,867	(2)	$7,183,946

Deferred Tax Asset Allowance	$1,290,384	$246,407	$--	$479,838		$1,056,953

(1)      Uncollectible accounts written off, net of recoveries.
(2)      Warranty costs charged to the reserve.
(3)       Reserves acquired in business combinations and effect of foreign exchange

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

Date: February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by a majority of the Board of Directors of the Registrant on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ J. Don Brock	Chairman of the Board and President	February 26, 2009
J. Don Brock

/s/ W. Norman Smith	Group Vice President - Asphalt and Director	February 26, 2009
W. Norman Smith

/s/ Robert G. Stafford	Director	February 26, 2009
Robert G. Stafford

/s/ William B. Sansom	Director	February 26, 2009
William B. Sansom

/s/ Phillip E. Casey	Director	February 26, 2009
Phillip E. Casey

/s/ Glen E. Tellock	Director	February 26, 2009
Glen E. Tellock

/s/ William D. Gehl	Director	February 26, 2009
William D. Gehl

/s/ Daniel K. Frierson	Director	February 26, 2009
Daniel K. Frierson

/s/ Ronald F. Green	Director	February 26, 2009
Ronald F. Green

/s/ Thomas W. Hill	Director	February 26, 2009
Thomas W. Hill

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

EXHIBITS FILED WITH ANNUAL REPORT
ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

ASTEC INDUSTRIES, INC.
1725 Shepherd Road
Chattanooga, Tennessee 37421

ASTEC INDUSTRIES, INC.
FORM 10-K
INDEX TO EXHIBITS

Exhibit Number	Description
10.25	Amendment Number 1 to Astec Industries, Inc. 2006 Incentive Plan

10.26	Amendment Number 3 to the Astec Industries, Inc. 1998 Non-Employee Directors' Stock Incentive Plan

10.27	Amendment Number 1 to Amended and Restated Supplemental Executive Retirement Plan Effective January 1, 2009, originally effective January 1, 1995

Exhibit 21	Subsidiaries of the registrant.

Exhibit 23	Consent of independent registered public accounting firm.

Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.