Form 10-Q
period 2009-03-31
ASTEC INDUSTRIES INC
filed 2009-05-11
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
OR
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at May 5, 2009
Common Stock, par value $0.20	22,515,677

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

Astec Industries, Inc. Condensed Consolidated Balance Sheets (in thousands)
	March 31, 2009 (unaudited)	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$10,563	$9,674
Trade receivables, net	79,091	71,630
Other receivables	1,365	3,531
Inventories	277,994	285,817
Prepaid expenses and other	9,649	13,747
Deferred income tax assets	10,817	10,700
Total current assets	389,479	395,099
Property and equipment, net	168,196	169,130
Investments	8,707	9,912
Goodwill	29,488	29,658
Other	9,520	9,013
Total assets	$605,390	$612,812

LIABILITIES AND EQUITY
Current liabilities:
Revolving lines of credit	$18,379	$3,427
Accounts payable	41,953	51,053
Accrued product warranty	9,513	10,050
Customer deposits	25,257	41,385
Accrued payroll and related liabilities	4,922	10,553
Accrued loss reserves	4,259	3,303
Other accrued liabilities	26,774	24,065
Total current liabilities	131,057	143,836
Deferred income tax liabilities	13,526	13,065
Other	14,036	15,877
Total liabilities	158,619	172,778
Shareholders’ equity	446,025	439,226
Noncontrolling interest	746	808
Total equity	446,771	440,034
Total liabilities and equity	$605,390	$612,812

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Operations (in thousands, except share and per share amounts) (unaudited)
	Three Months Ended March 31,
	2009	2008
Net sales	$205,304	$263,072
Cost of sales	161,842	196,852
Gross profit	43,462	66,220
Selling, general, administrative and engineering expenses	31,426	38,779
Income from operations	12,036	27,441
Interest expense	183	131
Other income, net of expense	214	426
Income before income taxes	12,067	27,736
Income taxes	4,671	10,160
Net income	7,396	17,576
Net income (loss) attributable to noncontrolling interest	(35)	57
Net income attributable to controlling interest	$7,431	$17,519

Earnings per common share
Net income attributable to controlling interest:
Basic	$0.33	$0.79
Diluted	$0.33	$0.78
Weighted average common shares outstanding:
Basic	22,430,546	22,237,100
Diluted	22,663,415	22,550,536

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$7,396	$17,576
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	4,737	4,255
Provision for doubtful accounts, net	204	(89)
Provision for inventory reserve	714	791
Provision for warranty reserve	3,103	4,447
Deferred compensation provision (benefit)	(464)	139
Trading securities transactions, net	174	(806)
Stock-based compensation	86	548
Tax benefit from stock option exercise	-	(335)
Deferred income tax provision (benefit)	360	(1,006)
(Gain) loss on sale and disposition of fixed assets	124	(11)
(Increase) decrease in:
Trade and other receivables	(5,499)	(27,621)
Inventories	7,109	(9,000)
Prepaid expenses and other	5,453	738
Other assets	(1,054)	(152)
Increase (decrease) in:
Accounts payable	(9,100)	7,966
Accrued product warranty	(3,640)	(3,412)
Customer deposits	(16,128)	872
Income taxes payable	420	9,524
Other accrued liabilities	(3,764)	(3,802)
Net cash provided (used) by operating activities	(9,769)	622
Cash flows from investing activities:
Expenditures for property and equipment	(4,112)	(6,110)
Proceeds from sale of property and equipment	205	20
Net cash used by investing activities	(3,907)	(6,090)
Cash flows from financing activities:
Net borrowings under revolving line of credit	14,952	--
Tax benefit from stock option exercise	-	335
Supplemental Executive Retirement Plan transactions, net	1	11
Proceeds from issuance of common stock	-	942
Net cash provided by financing activities	14,953	1,288
Effect of exchange rate changes	(388)	(1,302)
Net increase (decrease) in cash and cash equivalents	889	(5,482)
Cash and cash equivalents at beginning of period	9,674	34,636
Cash and cash equivalents at end of period	$10,563	$29,154

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc.
Condensed Consolidated Statement of Equity
For the Three Months Ended March 31, 2009
(in thousands, except shares)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accum- ulated Other Compre- hensive Income (Loss)	Company Shares Held by SERP	Retained Earnings	Non- controlling Interest	Total Equity
Balance December 31, 2008	22,508,332	$4,502	$121,968	$(2,799)	$(1,966)	$317,521	$808	$440,034
Net income (loss)						7,431	(35)	7,396
Other comprehensive income:
Foreign currency translation adjustment				(733)			(27)	(760)
Change in unrecognized pension and post retirement benefit costs				14				14
Comprehensive income								6,650
Stock incentive plan expense	3,174		86					86
SERP transactions, net			20		(19)			1
Balance, March 31, 2009	22,511,506	$4,502	$122,074	$(3,518)	$(1,985)	$324,952	$746	$446,771

See Notes to Unaudited Condensed Consolidated Financial Statements

ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Astec Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2008.

The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS 157”), which provides guidance on how to measure assets and liabilities at fair value. SFAS 157 applies whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. Portions of SFAS 157 were effective for financial statements issued for fiscal years beginning after November 15, 2007, and the Company began applying those provisions effective January 1, 2008.  In February 2008, the FASB issued Staff Position No. 157-2, (“FSP 157-2”), which delayed the effective date of SFAS 157 one year for all nonfinancial assets and nonfinancial liabilities, except those recognized at fair value in the financial statements on a recurring basis. The Company adopted the remaining provisions of SFAS 157 as of January 1, 2009. The adoption of SFAS 157 and FSP-157-2 did not have a significant impact on the Company’s financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements.  Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. Both statements were effective for financial statements issued for fiscal years beginning after December 15, 2008, and the Company began applying its provisions effective January 1, 2009.  The adoption of these statements has not had a significant impact on the Company’s financial position or results of operations to date.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”). The objective of this statement is to require enhanced disclosures about an entity’s derivative and hedging activities and to improve the transparency of financial reporting. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted the standard as of January 1, 2009. Because SFAS 161 applies only to financial statement presentation and disclosure, its adoption did not have a significant impact on the Company’s financial position or results of operations.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other applicable accounting literature. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company will apply the provisions of the FSP for any new intangible assets acquired after January 1, 2009.  The adoption of this statement has not had a significant impact on the Company’s financial position or results of operations to date.

In April 2009, the FASB issued Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”).  FSP 141(R)-1 amends the guidance in FASB Statement No. 141 (Revised December 2007), “Business Combinations” to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can reasonably be estimated.  FSP 141(R)-1 further requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as a contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with Statement 141R.  FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  As such the Company began applying the provisions of the FSP on January 1, 2009.  The adoption of this statement has not had a significant impact on the Company’s financial position or results of operations to date.

In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”).  FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active; and eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise.  FSP 157-4 is effective for interim and annual periods ending after June 15, 2009.  The Company will begin applying its provision effective April 1, 2009.  The adoption of this statement is not expected to have a significant impact on the Company’s financial statements.

In April 2009, the FASB issued Staff Position Nos. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP’s 115-2 and 124-2”).  FSP’s 115-2 and 124-2 changes existing guidance for determining whether an impairment is other than temporary for debt securities; replaces existing requirements that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert that it does not have the intent to sell the security and that it is more likely than not it will not have to sell the security before recovery of its cost basis; requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize the amount over the remaining life of the security; requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income; and requires a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income in certain instances.  The FSP is effective for interim and annual periods ending after June 15, 2009.  The Company will begin applying its provision effective April 1, 2009.  The adoption of this statement is not expected to have a significant impact on the Company’s financial statements.

In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 & APB 28-1”).  FSP 107-1 and APB 28-1 require an entity to provide disclosures about fair value of financial instruments in both interim and annual financial reports.  The statement is effective for interim and annual periods ending after June 15, 2009.  The Company will begin applying its disclosure requirements in its June 30, 2009 financial statements.

Note 2.  Earnings per Share
Basic and diluted earnings per share are calculated in accordance with SFAS No. 128 and SFAS No. 123(R).  Basic earnings per share exclude any dilutive effects of stock options and restricted stock units.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2009	2008
Numerator:
Net income attributable to controlling interest	$7,431,000	$17,519,000
Denominator:
Denominator for basic earnings per share	22,430,546	22,237,100
Effect of dilutive securities:
Employee stock option & incentive plans	140,401	227,712
Supplemental Executive Retirement Plan	92,468	85,724
Denominator for diluted earnings per share	22,663,415	22,550,536

Net income attributable to controlling interest per share:
Basic	$0.33	$0.79
Diluted	$0.33	$0.78

A total of 2,569 and 1,840 options were antidilutive for the three months ended March 31, 2009 and 2008, respectively, and were therefore not included in the diluted earnings per share computation.

Note 3.  Receivables
Receivables are net of allowances for doubtful accounts of $1,622,000 and $1,496,000 as of March 31, 2009 and December 31, 2008, respectively.

Note 4.  Inventories
Inventories are stated at the lower of first-in, first-out cost or market and consist of the following:

	(in thousands)
	March 31, 2009	December 31, 2008
Raw materials and parts	$110,470	$116,254
Work-in-process	49,909	57,776
Finished goods	102,215	99,807
Used equipment	15,400	11,980
Total	$277,994	$285,817

The above inventory amounts are net of reserves totaling $13,646,000 and $13,157,000 as of March 31, 2009 and December 31, 2008, respectively.

Note 5.  Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation of $139,945,000 and $135,617,000 as of March 31, 2009 and December 31, 2008, respectively.

Note 6.  Fair Value of Investments
The Company’s investments consist of the following (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
March 31, 2009:
Trading equity securities	$2,192	$24	$120	$2,096
Trading debt securities	8,937	53	381	8,609
	$11,129	$77	$501	$10,705

December 31, 2008:
Trading equity securities	$2,875	$--	$423	$2,452
Trading debt securities	8,686	48	259	8,475
	$11,561	$48	$682	$10,927

The investments noted above are valued at their estimated fair value based on quoted market prices for identified or similar assets or, where no quoted prices exist, other observable inputs for the asset.

A significant portion of the trading equity securities are in equity mutual funds and approximate a portion of the Company’s liability under the Supplemental Executive Retirement Plan (“SERP”), an unqualified defined contribution plan.

Trading debt securities are comprised mainly of marketable debt securities held by Astec Insurance Company. Astec Insurance has an investment strategy that focuses on providing regular and predictable interest income from a diversified portfolio of high-quality fixed income securities. At March 31, 2009 and December 31, 2008, $1,998,000 and $1,015,000, respectively, of trading debt securities were due to mature within twelve months and, accordingly, are included in other current assets.

As indicated in the table below, the Company has determined that its investments at March 31, 2009 are level 1 and level 2 in the fair value hierarchy:

	Investments at March 31, 2009
	Level 1	Level 2	Level 3	Total
Trading equity securities	$2,096	$-	$-	$2,096
Trading debt securities	$1,147	7,462	-	8,609
Total	$3,243	$7,462	$-	$10,705

Note 7.  Goodwill

At March 31, 2009 and December 31, 2008, the Company had goodwill in the amount of $29,488,000 and $29,658,000, respectively.

        The change in the carrying amount of goodwill by operating segment for the period ended March 31, 2009 is as follows:
	(in thousands)
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	Other	Total
Balance December 31, 2008	$5,961	$16,244	$1,646	$-	$5,807	$29,658
Foreign currency translation	-	(170)	-	-	-	(170)
Balance March 31, 2009	$5,961	$16,074	$1,646	$-	$5,807	$29,488

Note 8.  Debt
During April 2007, the Company entered into an unsecured credit agreement with Wachovia Bank, National Association (“Wachovia”), whereby Wachovia has extended to the Company an unsecured line of credit of up to $100,000,000, including a sub-limit for letters of credit of up to $15,000,000.

The Wachovia credit facility is unsecured and has an original term of three years (which is subject to further extensions as provided therein).  In February 2009, the Company exercised its right to extend the credit facility’s term for a one-year period to May 15, 2011.  An additional one year extension is available.  The interest rate for borrowings is a function of the Adjusted LIBOR Rate or Adjusted LIBOR Market Index Rate, as elected by the Company, plus a margin based upon a leverage ratio pricing grid ranging between 0.5% and 1.5%.  As of March 31, 2009 the applicable margin based upon the leverage ratio pricing grid was equal to 0.5%.  The unused facility fee is 0.125%.  The interest rate at March 31, 2009 was 1.00063%.  The Wachovia credit facility requires no principal amortization and interest only payments are due, in the case of loans bearing interest at the Adjusted LIBOR Market Index Rate, monthly in arrears and, in the case of loans bearing interest at the Adjusted LIBOR Rate, at the end of the applicable interest period therefore.  The Wachovia credit agreement contains certain financial covenants related to minimum fixed charge coverage ratios, minimum tangible net worth and maximum allowed capital expenditures.  At March 31, 2009, the Company had borrowings outstanding under the credit facility of $16,988,000 resulting in additional borrowing availability of $74,409,000, net of letters of credits of $8,603,000, on the Wachovia credit facility.  The borrowings are classified as current liabilities as the Company plans to repay the debt within the next twelve months.

The Company was in compliance with the financial covenants under its credit facility as of March 31, 2009.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd. (“Osborn”), has an available credit facility of approximately $5,904,000 (ZAR 50,000,000) to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. As of March 31, 2009, Osborn had $1,391,000 in outstanding borrowings under the credit facility at 13% interest and approximately $1,615,000 in performance bonds which were guaranteed under the facility.  The facility is secured by Osborn's buildings and improvements, accounts receivable and cash balances and a $2,000,000 letter of credit issued by the parent Company.  The portion of the available facility not secured by the $2,000,000 letter of credit fluctuates monthly based upon 75% of Osborn's accounts receivable plus total cash balances at the end of the prior month and $1,505,000 allocated for buildings and improvements.  As of March 31, 2009, Osborn had available credit under the facility of approximately $2,898,000.  The facility expires on July 30, 2009 and the Company plans to renew the facility prior to expiration.  There is not a charge for the unused portion of the facility.

During the first quarter of 2009 the Company’s Australian subsidiary, Astec Australia Pty, Ltd. (“Astec Australia”) entered into a banking agreement which provides Astec Australia with an available credit facility to finance short-term working capital needs of approximately $1,955,000 (AUD 2,800,000), to finance foreign exchange dealer limit orders of approximately $1,746,000 (AUD 2,500,000) and to provide bank guarantees to others of approximately $140,000 (AUD 200,000).  The facility is secured by a $2,500,000 letter of credit issued by the parent Company.  No amounts were outstanding under the credit facility at March 31, 2009.

Note 9.  Product Warranty Reserves
Changes in the Company's product warranty liability for the three month period ended March 31, 2009 and 2008 are as follows:

	(in thousands)
	Three Months Ended March 31,
	2009	2008
Reserve balance at the beginning of the period	$10,050	$7,827
Warranty liabilities accrued during the period	3,103	4,447
Warranty liabilities settled during the period	(3,620)	(3,413)
Other	(20)	--
Reserve balance at the end of the period	$9,513	$8,861

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

Note 10.  Accrued Loss Reserves
The Company accrues reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company.  The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events.  Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future.  Total accrued loss reserves were $8,923,000 at March 31, 2009 compared to $9,022,000 at December 31, 2008, of which $4,663,000 and $5,719,000 was included in other long-term liabilities at March 31, 2009 and December 31, 2008, respectively.

Note 11.  Uncertainty in Income Taxes
The Company's liability recorded for uncertain tax positions as of March 31, 2009 has not changed significantly in amount or composition since December 31, 2008.

Note 12.  Segment Information
The Company has four reportable operating segments, which include the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group.  The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other non-related industries.  The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries.  The business units in the Mobile Asphalt Paving Group design, manufacture and market asphalt pavers, material transfer vehicles, milling machines and screeds.  The business units in the Underground Group design, manufacture and market a complete line of trenching equipment and directional drills for the underground construction market. Business units that do not meet the requirements for separate disclosure as operating segments are shown in the "All Others" category, including Peterson Pacific Corp. (“Peterson”), Astec Australia, Pty, Ltd., (“Astec Australia”), Astec Insurance Company and the parent company, Astec Industries, Inc.  Peterson designs, manufactures and markets whole-tree pulpwood chippers, horizontal grinders and blower trucks.  Astec Australia is the Australian and New Zealand distributor for the range of equipment manufactured by Astec Industries, Inc.  Astec Insurance Company is a captive insurance provider.

	(in thousands)
	Three Months Ended March 31, 2009
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$83,252	$51,577	$31,404	$20,246	$18,825	$205,304
Intersegment sales	4,222	3,901	1,299	77	-	9,499
Gross profit	20,623	10,904	6,620	2,760	2,555	43,462
Gross profit percent	24.8%	21.1%	21.1%	13.6%	13.6%	21.2%
Segment profit (loss)	$11,999	$1,772	$2,004	$(2,341)	$(6,835)	$6,599

	(in thousands)
	Three Months Ended March 31, 2008
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$71,585	$91,090	$47,131	$32,643	$20,623	$263,072
Intersegment sales	4,187	5,972	1,787	1,502	-	13,448
Gross profit	19,606	23,157	12,592	7,103	3,762	66,220
Gross profit percent	27.4%	25.4%	26.7%	21.8%	18.2%	25.2%
Segment profit (loss)	$11,845	$10,259	$6,528	$1,845	$(12,725)	$17,752

A reconciliation of total segment profits to the Company's consolidated totals is as follows:
	(in thousands)
	Three Months Ended March 31,
	2009	2008
Total segment profits	$6,599	$17,752
Net (income) loss attributable to noncontrolling interest in subsidiary	35	(57)
Recapture (elimination) of intersegment profit	797	(176)
Net income attributable to controlling interest	$7,431	$17,519

Note 13.  Contingent Matters
The Company is contingently liable under letters of credit totaling approximately $8,603,000 as of March 31, 2009, including a $2,500,000 and a $2,000,000 letter of credit issued on behalf of Astec Australia and Osborn, respectively, two of the Company’s foreign subsidiaries.  The outstanding letters of credit expire at various dates through May 2010.  Osborn is contingently liable for a total of $1,615,000 in performance and retention bonds.  As of March 31, 2009, the maximum potential amount of future payments under these letters of credit and bonds for which the Company could be liable is approximately $10,218,000.

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

The Company has not recorded a liability with respect to either matter because no estimates of the amount of any such liabilities can be made at this time.

Note 14.  Stock-based Compensation
Under terms of the Company’s stock option plans, officers and certain other employees have been granted options to purchase the Company’s common stock at no less than 100% of the market price on the date the option was granted.  The Company has reserved unissued shares of common stock for exercise of outstanding non-qualified options and incentive options of officers and employees of the Company and its subsidiaries at prices determined by the Board of Directors.  In addition, a Non-employee Directors Stock Incentive Plan has been established to allow non-employee directors to have a personal financial stake in the Company through an ownership interest.  Directors may elect to receive their compensation in cash, common stock, deferred stock or stock options.  For 2009, all the directors elected to receive their compensation in either common stock or deferred stock.  The shares reserved under the 1998 Long-term Incentive Plan and the 1998 Non-employee Directors Stock Plan total 323,095 and 158,635, respectively, as of March 31, 2009.  The fair value of stock awards granted to non-employee directors totaled $56,000 and $42,000 for the three month period ended March 31, 2009 and 2008, respectively.  Options granted under the Non-employee Directors Stock Incentive Plan vest and become fully exercisable immediately.  Generally, other options granted vested over 12 months.  All stock options have a ten-year term. All granted options were vested prior to December 31, 2006; therefore, no stock option expense was recorded in the three months ended March 31, 2009 and 2008, and there are no unrecognized compensation costs related to stock options previously granted as of those dates.

In August 2006, the Compensation Committee of the Board of Directors implemented a five-year plan to award key members of management restricted stock units each year. The details of the plan were formulated under the 2006 Incentive Plan approved by the Company’s shareholders in their annual meeting held in April 2006. The plan allows up to 700,000 shares to be granted to employees.  Units granted each year will be determined based upon the performance of individual subsidiaries and consolidated annual financial performance. Additional units may be granted in 2011 based upon five-year cumulative performance.  Each award will vest at the end of five years from the date of grant, or at the time a recipient reaches age 65, if earlier. The cumulative change in the fair value of awards due to changes in the estimated number of shares to be granted and changes in the per share value of fair value of awards prior to the grant date are booked in the period the change in estimate occurs. Compensation expense of $31,000 and $506,000 has been recorded in the three month periods ended March 31, 2009 and 2008, respectively, to reflect the fair value of the total shares amortized over the portion of the vesting period occurring during the periods.

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

Note 16.  Comprehensive Income
Total comprehensive income attributable to controlling interest for the three-month periods ended March 31, 2009 and 2008 was $6,712,000 and $15,524,000, respectively.  The components of comprehensive income attributable to controlling interest for the periods indicated are set forth below:

	(in thousands)
	Three Months Ended March 31,
	2009	2008
Net income	$7,396	$17,576
Change in unrecognized pension and post retirement benefit costs, net of tax	14	14
Unrealized gain on available for sale securities, net of tax	-	310
Foreign currency translation adjustments	(760)	(2,457)
Comprehensive income	6,650	15,443
Comprehensive income attributable to noncontrolling interest	62	81
Comprehensive income attributable to controlling interest	$6,712	$15,524

Note 17.  Other Income, net of expenses
For the three months ended March 31, 2009 and 2008, the Company had other income, net of expenses, totaling $214,000 and $426,000, respectively.  Major items comprising the net totals for the periods are as follows:

	(in thousands)
	Three Months Ended March 31,
	2009	2008
Interest income	$75	$358
Realized loss on investments	(127)	-
Gain (loss) on foreign currency transactions	248	(69)
Other	18	137
Total	$214	$426

Note 18.  Derivative Financial Instruments
The Company is exposed to certain risks relating to its ongoing business operations.   The primary risk managed by using derivative instruments is foreign currency risk.  From time to time the Company’s foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.  The fair value of the derivative financial instrument is recorded on Company’s balance sheet and is adjusted to fair value at each measurement date based on the contractual forward exchange rate and the forward exchange rate at the measurement date.  The changes in fair value are recognized in the consolidated statements of operation in the current period.  The Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes.  There were no significant foreign exchange contracts outstanding at March 31, 2009 or December 31, 2008 nor were there any significant gains or losses related to foreign exchange contracts recognized during the three-month periods ended March 31, 2009 and 2008.  There were no derivatives that qualified for hedge accounting at March 31, 2009 or December 31, 2008.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words “will,” “would,” “should,” “could,” “believes,” “anticipates,” “intends,” and “expects” and similar expressions.  Such forward-looking statements include, without limitation, statements regarding the Company's expected sales and results of operations during 2009, the Company's expected effective tax rates for 2009, the Company's expected capital expenditures in 2009, the expected benefit and impact of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through March 31, 2010, the impact of the enactment of Safe, Accountable, Flexible and Efficient Transportation Equity Act - A Legacy for Users (SAFETEA-LU), the American Recovery and Reinvestment Act of 2009, or any future state or federal funding for transportation construction programs, the need for road improvements, the impact of other public sector spending and funding mechanisms, the Company's backlog levels, changes in the economic environment as it affects the Company, the timing and impact of changes in the economy, the market confidence of customers and dealers, the Company's general liability insurance coverage for product liability and other similar tort claims, the Company being called upon to fulfill certain contingencies, the expected contributions by the Company to its pension plan, its post-retirement plan and other benefits, the expected dates of granting of restricted stock units, changes in interest rates and the impact of such changes on the financial results of the Company, changes in the prices of steel and oil, the ability of the Company to offset future changes in prices in raw materials, the change in the level of the Company's presence and sales in international markets, the seasonality of the Company’s business, the outcome of audits by taxing authorities, the amount or value of unrecognized tax benefits, the Company’s discussion of its critical accounting policies and the ultimate outcome of the Company's current claims and legal proceedings.

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

In addition to the risks and uncertainties identified herein under the caption “Item 1A. Risk Factors” in Part II of this Report, elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, most recently in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, the risk factors described in the section under the caption “Risk Factors” should be carefully considered when evaluating the Company's business and future prospects.

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

The Company has 14 manufacturing companies, 13 of which fall within four reportable operating segments, which include the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group. The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other unrelated industries. In early 2009, the Company introduced a new line of concrete mixing plants. The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries. The business units in the Mobile Asphalt Paving Group design, manufacture and market asphalt pavers, material transfer vehicles, milling machines, stabilizers and screeds. The business units in the Underground Group design, manufacture and market a complete line of trenching equipment, directional drills and auger boring machines for the underground construction market as well as vertical drills for gas and oil field development. The Company also has one other category that contains the business units that do not meet the requirements for separate disclosure as an operating segment. The business units in the Other category include Peterson Pacific Corp. (Peterson), Astec Australia Pty Ltd. (Astec Australia), Astec Insurance Company and Astec Industries, Inc., the parent company. Peterson designs, manufactures and markets whole-tree pulpwood chippers, horizontal grinders and blower trucks.  Astec Australia is the Australian and New Zealand distributor of equipment manufactured by Astec Industries, Inc.  Astec Insurance Company is a captive insurance provider.

The Company’s financial performance is affected by a number of factors, including the cyclical nature and varying conditions of the markets it serves. Demand in these markets fluctuates in response to overall economic conditions and is particularly sensitive to the amount of public sector spending on infrastructure development, privately funded infrastructure development, changes in the price of crude oil, which affects the cost of fuel and liquid asphalt, and changes in the price of steel.

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

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009. The measure includes approximately $27.5 billion for highway and bridge construction activities. These funds are in addition to the $41.2 billion apportioned to the federal highway program for fiscal year 2009. The measure requires the funding to be apportioned to the states within 21 days of the bill’s enactment. Half of the funds must be obligated by the states within 120 days with the remaining portion required to be under contract one year after the bill’s enactment. The bill also provides for favorable tax policies regarding the deduction of certain expenses relating to the purchase of business equipment.

The Canadian government has approved spending $9.5 billion on road, bridge, public transit, water and other infrastructure over the next two years. The list of approximately 2,200 “shovel-ready” projects, derived from a survey of federation members, range from simple rehabilitation to major new construction.

The Company believes the spending programs will have a positive impact on its financial performance; however, the magnitude of that impact cannot be determined.

The public sector spending described above is needed to fund road, bridge and mass transit improvements. The Company believes that increased funding is unquestionably needed to restore the nation’s highways to a quality level required for safety, fuel efficiency and mitigation of congestion. In the Company’s opinion, amounts needed for such improvements are significantly greater than amounts approved to date, and funding mechanisms such as the federal usage fee per gallon of gasoline, which has not been increased in 15 years, would need to be increased along with other measures to generate the funds needed.

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and its impact on customers’ purchase decisions and the price of steel may each affect the Company’s financial performance. Economic downturns, like the one experienced from 2001 through 2003, generally result in decreased purchasing by the Company’s customers, which, in turn, causes reductions in sales and increased pricing pressure on the Company’s products. Rising interest rates typically have the effect of negatively impacting customers’ attitudes toward purchasing equipment. The Federal Reserve has maintained historically low interest rates in response to the current economic downturn and the Company expects only slight changes, if any, in interest rates in 2009 and does not expect such changes to have a material impact on the financial results of the Company.

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

Steel is a major component in the Company’s equipment. Steel prices increased significantly during the first eight months of 2008, and the Company increased sales prices during the first half of 2008 to offset these rising steel costs. Late in the third quarter of 2008, steel prices began to retreat from their 2008 highs. Steel pricing declined sharply in the fourth quarter of 2008 and the first quarter of 2009. We expect favorable pricing to continue through the first half of 2009 and pricing levels throughout 2009 to remain well below the peak levels reached in the third quarter of 2008. However, moderate increases are possible during 2009 due to reduced mill output and reductions in automotive and appliance output which reduce the amount of high-quality scrap, a prime input factor for steel pricing. In addition, spending under the American Recovery and Reinvestment Act of 2009 may impact steel prices by slowing the price retraction or even causing steel prices to rise. Although the Company would institute price increases in response to rising steel and component prices, if the Company is not able to raise the prices of its products enough to cover increased costs, the Company’s financial results will be negatively affected. If the Company sees increases in upcoming steel prices, it will take advantage of buying opportunities to offset such future pricing where possible.

In addition to the factors stated above, many of the Company’s markets are highly competitive, and its products compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. During most of 2008, the reduced value of the dollar relative to many foreign currencies and the positive economic conditions in certain foreign economies had a positive impact on the Company’s international sales. During the latter months of 2008, the dollar began to strengthen as the current economic recession began to have an impact around the world.  During the first quarter of 2009, the dollar stabilized somewhat but at a stronger position than in the first nine months of 2008.  This had a negative impact on the Company’s international sales during the first quarter of 2009 and, if the dollar remains strong, will have an impact on the Company’s international sales during the remainder of 2009.

In the United States and internationally, the Company’s equipment is marketed directly to customers as well as through dealers. During 2008, approximately 75% to 80% of equipment sold by the Company was sold directly to the end user.  The Company expects this ratio to remain relatively consistent throughout 2009.

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

Results of Operations
For the three months ended March 31, 2009, net sales decreased $57,768,000, or 22.0%, to $205,304,000 from $263,072,000 for the three months ended March 31, 2008.  Sales are generated primarily from new equipment purchases made by customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development.  The overall decline in sales for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 is reflective of the weak overall economic conditions, both domestic and international.  A stronger dollar also negatively impacted international sales.  For the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008, (1) net sales for the Asphalt Group increased approximately $11,667,000, or 16.3%; (2) net sales for the Aggregate and Mining Group decreased approximately $39,513,000, or 43.4%; (3) net sales for the Underground Group decreased approximately $12,397,000, or 38.0%; and (4) net sales for the Mobile Asphalt Paving Group decreased approximately $15,727,000, or 33.4%.  Parts sales for the quarter ended March 31, 2009 were $45,624,000, compared to $52,590,000 for the quarter ended March 31, 2008, for a decrease of $6,966,000, or 13.2%.

For the quarter ended March 31, 2009 compared to the same quarter in 2008, domestic sales decreased 22.7% from $170,586,000 to $131,931,000.  Domestic sales for the first quarter increased in the Asphalt Group by 27.4%, while the Aggregate and Mining, Underground and Mobile Asphalt Paving segments experienced declines of 51.9%, 52.1% and 24.3%, respectively.  Domestic sales accounted for 64.3% of sales and international sales accounted for 35.7% of sales for the three months ended March 31, 2009, compared to 64.8% for domestic sales and 35.2% for international sales for three months ended March 31, 2008.  Domestic sales were impacted by weakened economic conditions in the U.S. during the first quarter.

International sales for the three months ended March 31, 2009, compared to the same period of 2008, decreased $19,113,000, or 20.7%, from $92,486,000 to $73,373,000.  Although international sales for the first quarter of 2009 increased in the Middle East, West Indies, and Australia in comparison with the first quarter of 2008, international sales for the first quarter of 2009 decreased in Central America, South America, Canada, China, Asia, Africa, and Europe in comparison with the first quarter of 2008.  There were only nominal changes in all other geographic markets.  The Company believes the decrease in the overall level of international sales is the result of the weakening of economic conditions in certain foreign markets and the strengthening of the U.S. dollar compared to most foreign currencies.  Compared to the same quarter in 2008, international sales decreased 64.6% in the Mobile Asphalt Paving segment, 30.0% in the Aggregate and Mining segment, 24.0% in the Underground segment and 15.1% in the Asphalt Group segment.

Gross profit for the three months ended March 31, 2009 decreased $22,758,000, or 34.4%, to $43,462,000 from $66,220,000 for the three months ended March 31, 2008.  Gross profit as a percentage of sales decreased 400 basis points to 21.2% from 25.2%.  The primary reasons for the decrease in gross margin as a percent of sales are reduced plant utilization due to lower production volumes and increased pricing pressure as a result of the weakened global economic conditions.

For the quarter ended March 31, 2009 compared to the same period in 2008, gross profit for the Asphalt Group increased to $20,623,000 compared to $19,606,000, and gross profit as a percentage of sales decreased from 27.4% to 24.8%, or 260 basis points.  For the quarter ended March 31, 2009 compared to the same period in 2008, gross profit for the Aggregate and Mining Group decreased to $10,904,000 from $23,157,000, a decrease of $12,253,000, or 52.9% and gross profit as a percentage of sales decreased from 25.4% to 21.1%, or 430 basis points.  For the quarter ended March 31, 2009 compared to the same period in 2008, gross profit for the Mobile Asphalt Paving Group decreased from $12,592,000 to $6,620,000, a decrease of $5,972,000, or 47.4%, resulting in a decrease in gross profit as a percentage of sales from 26.7% to 21.1%, or 560 basis points.  For the quarter ended March 31, 2009 compared to the same period in 2008, gross profit for the Underground Group decreased from $7,103,000 to $2,760,000, a decrease of $4,343,000, or 61.1%, resulting in a decrease in gross profit as a percentage of sales from 21.8% to 13.6%, or 820 basis points.

Selling, general, administrative and engineering expenses for the quarter ended March 31, 2009 were $31,426,000, or 15.3% of net sales, compared to $38,779,000, or 14.7% of net sales, for the quarter ended March 31, 2008, a decrease of $7,353,000, or 19.0%.  The decrease in selling, general, administrative and engineering expenses for the three months ended March 31, 2009, compared to the same period of 2008, was primarily due to the absence in 2009 of exhibit expenses of $3,670,000 related to ConExpo, a triennial trade show, which occurred in early 2008.  In addition, profit sharing expense decreased $1,166,000, commissions decreased $926,000 and payroll related expenses decreased $647,000 in the first quarter of 2009 compared to the same quarter in 2008.

For the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008, interest expense increased $52,000, or 39.7%, to $183,000 from $131,000.  Interest expense as a percentage of net sales was 0.09% and 0.05% for the quarters ended March 31, 2009 and 2008, respectively.  The increase in interest expense for the three months ended March 31, 2009 over the same period in 2008 related primarily to increased borrowings under the Company’s credit facility.

Other income, net was $214,000 for the quarter ended March 31, 2009 compared to other income, net of $426,000 for the quarter ended March 31, 2008, a decrease of $212,000.  Other income, net for the quarter ended March 31, 2009 was primarily due to gains on foreign currency transactions while other income, net in 2008 consisted primarily of interest income earned on the Company’s cash balances and investments.  The decrease in other income, net is primarily a result of a decrease in cash invested in interest bearing investments.

For the three months ended March 31, 2009, the Company recorded income tax expense of $4,671,000, compared to income tax expense of $10,160,000 for the three months ended March 31, 2008.  This resulted in effective tax rates for the three months ended March 31, 2009 and 2008 of 38.7% and 36.6%, respectively.  The reasons for the 210 basis point difference in effective tax rates include an increase in the number of states requiring unitary filings as well as an increase in the number of states in which the Company files returns.

For the three months ended March 31, 2009, the Company had net income attributable to controlling interest of $7,431,000, compared to net income attributable to controlling interest of $17,519,000 for the three months ended March 31, 2008, a decrease of $10,088,000, or 57.6%.  Earnings per diluted share for the three months ended March 31, 2009 were $0.33, compared to $0.78 for the three months ended March 31, 2008, a decrease of $0.45, or 57.7%.  Diluted shares outstanding for the three months ended March 31, 2009 and 2008 were 22,663,415 and 22,550,536, respectively.  The increase in shares outstanding is primarily due to the exercise of stock options by employees of the Company.

The backlog of orders at March 31, 2009 was $140,100,000 compared to $275,024,000 at March 31, 2008, a decrease of $134,924,000, or 49.1%. The decrease in the backlog of orders at March 31, 2009 compared to March 31, 2008 related primarily to a decrease in domestic backlog of $98,971,000.  The decrease in domestic backlog at March 31, 2009 occurred primarily in the Asphalt and Aggregate and Mining segments.  International backlog at March 31, 2009 was $61,123,000 compared to $97,076,000 at March 31, 2008, a decrease of $35,953,000, or 37.0%.  The Company is unable to determine whether the decline in backlogs was experienced by the industry as a whole.

Liquidity and Capital Resources
The Company’s primary sources of liquidity and capital resources are its cash on hand, investments, borrowing capacity under a $100 million revolving credit facility and cash flows from operations. The Company had $10,563,000 of cash available for operating purposes as of March 31, 2009.  In addition, the Company had borrowings outstanding under its credit facility with Wachovia Bank, National Association (“Wachovia”) of $16,988,000 as of March 31, 2009, resulting in additional borrowing availability under the credit facility of $74,409,000, which amount is net of letters of credits of $8,603,000. The borrowings are classified as current liabilities as the Company plans to repay the debt within the next twelve months.

During April 2007, the Company entered into an unsecured credit agreement with Wachovia, whereby Wachovia extended to the Company an unsecured line of credit of up to $100 million including a sub-limit for letters of credit of up to $15 million.  The Wachovia credit facility is unsecured and has an original term of three years (which is subject to further extensions as provided therein).  In February 2009, the Company exercised its right to extend the credit facility’s term for a one period to May 15, 2011.  An additional one year extension is available.  The interest rate for borrowings is a function of the Adjusted LIBOR Rate or Adjusted LIBOR Market Index Rate, as elected by the Company, plus a margin based upon a leverage ratio pricing grid ranging between 0.5% and 1.5%.  As of March 31, 2009 the applicable margin based upon the leverage ratio pricing grid was equal to 0.5%.  The Wachovia credit facility requires no principal amortization and interest only payments are due, in the case of loans bearing interest at the Adjusted LIBOR Market Index Rate, monthly in arrears and, in the case of loans bearing interest at the Adjusted LIBOR Rate, at the end of the applicable interest period therefore.  The Wachovia credit agreement contains certain financial covenants related to minimum fixed charge coverage ratios, minimum tangible net worth and maximum allowed capital expenditures.  The Company was in compliance with the financial covenants under its credit facility as of March 31, 2009.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd. (“Osborn”), has an available credit facility of approximately $5,904,000 (ZAR 50,000,000) to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. As of March 31, 2009, Osborn had $1,391,000 in outstanding borrowings under the credit facility at 13% interest and approximately $1,615,000 in performance bonds which were guaranteed under the facility.  The facility is secured by Osborn's buildings and improvements, accounts receivable and cash balances and a $2,000,000 letter of credit issued by the parent Company.  The portion of the available facility not secured by the $2,000,000 letter of credit fluctuates monthly based upon 75% of Osborn's accounts receivable plus total cash balances at the end of the prior month and $1,505,000 allocated for buildings and improvements.  As of March 31, 2009, Osborn had available credit under the facility of approximately $2,897,000.  The facility expires on July 30, 2009 and the Company plans to renew the facility prior to expiration.  There is no charge for the unused portion of the facility.

During the first quarter of 2009 the Company’s Australian subsidiary, Astec Australia, entered into a banking agreement which provides Astec Australia with an available credit facility to finance short-term working capital needs of approximately $1,955,000 (AUD 2,800,000), to finance foreign exchange dealer limit orders of approximately $1,746,000 (AUD 2,500,000) and to provide bank guarantees to others of approximately $140,000 (AUD 200,000).  The facility is secured by a $2,500,000 letter of credit issued by the parent Company.  No amounts were outstanding under the facilities at March 31, 2009.

Net cash used by operating activities for the three months ended March 31, 2009 was $9,769,000, compared to cash provided by operating activities of $622,000 for the three months ended March 31, 2008, a decrease in cash provided of $10,391,000.  The primary reasons for the decrease in operating cash flows are a decrease in earnings of $10,088,000 and decreases in cash from accounts payable of $17,066,000, cash from customer deposits of $17,000,000 and cash from income taxes payable of $9,104,000.  These decreases are offset by increases in cash from trade and other receivables of $22,122,000, cash from inventories of $16,109,000 and cash from prepaid expenses and other current assets of $4,715,000.

Net cash used by investing activities for the three months ended March 31, 2009 was $3,907,000, compared to $6,090,000 for the three months ended March 31, 2008, a decline of $2,183,000.  The decrease in net cash used by investing activities is due to a reduction of $1,998,000 in capital expenditures in the current quarter compared to the same period last year.

Net cash provided by financing activities for the three months ended March 31, 2009 was $14,953,000, compared to $1,288,000 for the three months ended March 31, 2008, an increase of $13,665,000.  The increase is due to borrowings of $14,952,000 under the Company’s credit facilities in the current quarter.  The Company did not borrow any funds under the credit facilities during the first quarter of 2008.

Capital expenditures for 2009 are forecasted to total approximately $30,473,000.  The Company expects to finance these expenditures using currently available cash balances, internally generated funds and available credit under the Company’s credit facility.

The Company believes that its current working capital, cash flows generated from future operations and available capacity under its credit facilities will be sufficient to meet the Company's working capital and capital expenditure requirements through March 31, 2010.

Financial Condition
The Company’s current assets decreased to $389,479,000 at March 31, 2009 from $395,099,000 at December 31, 2008, a decrease of $5,620,000, or 1.4%.  The decrease is primarily attributable to a $7,823,000 decrease in inventory combined with a decrease of $3,963,000 in prepaid expenses.  The decrease in inventory is due primarily to the sale of goods during the first quarter of 2009 out of the inventory that was built up in the fourth quarter of 2008 in anticipation of the seasonal demand for the Company’s goods during the first half of the fiscal year.  The Company also cut purchases of inventory during the first quarter of 2009.  The decrease in prepaid expenses is primarily attributable to a decrease in prepaid income taxes due to the application of those prepaid amounts to the current tax liability.  These decreases were offset by an increase in trade receivables, net of $7,461,000, which was due to increased sales in the first quarter of 2009 compared to the fourth quarter of 2008.

Property and Equipment, net, decreased $934,000 to $168,196,000 at March 31, 2009 from $169,130,000 at December 31, 2008.  The decrease is primarily a result of additions to the Company’s fixed assets of $4,112,000 offset by current year depreciation of $4,513,000.

The Company’s combined short and long term investments, recorded at their fair value, decreased by $222,000 to $10,705,000 at March 31, 2009 from $10,927,000 at December 31, 2008.  This decrease is primarily attributed to distributions made under the Company’s Supplemental Executive Retirement Plan.

The Company’s current liabilities decreased $12,779,000 from December 31, 2008 to March 31, 2009.  The primary decrease of $16,128,000 occurred in customer deposits and was due to the overall decline in the global economy resulting in declining backlogs.  Accounts payable decreased $9,100,000 which reflects the Company’s reduction of inventory purchases during the quarter.  Accrued payroll and related liabilities decreased $5,631,000 and was primarily affected by decreases in the profit sharing accrual and accrued salaries and wages resulting from the Company’s staff reduction of approximately 400 employees since December 31, 2008.

Off-balance Sheet Arrangements
As of March 31, 2009, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Seasonality
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended March 31, 2009 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.  Based upon historical results of the past several years and expected results for this year, 25% to 27% of the Company's business volume typically occurs during the first three months of the year.  During the usual seasonal trend, the first three quarters of the year are the Company's stronger quarters for business volume, with the fourth quarter normally being the weakest quarter.

Contingencies
During the three months ended March 31, 2009, there were no substantial changes in our commitments or contractual liabilities.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
The Company is involved from time to time in legal actions arising in the ordinary course of our business. Other than as set forth in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2008, we currently have no pending or threatened litigation that we believe will result in an outcome that would materially affect our business. Nevertheless, there can be no assurance that future litigation to which we become a party will not have a material adverse effect on our business.

Item 1A.  Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2008 and in this Quarterly Report on Form 10-Q are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 6.  Exhibits

Exhibit No.		Description
10.1		Agreement dated February 5, 2009 to extend Credit Agreement dated as of April 13, 2007 between Astec Industries, Inc. and Certain of Its Subsidiaries and Wachovia Bank, National Association.
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*
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

ASTEC INDUSTRIES, INC. (Registrant)

Date May 8, 2009	/s/ J. Don Brock
J. Don Brock Chairman of the Board and President

Date May 8, 2009	/s/ F. McKamy Hall
F. McKamy Hall Chief Financial Officer, Vice President, and Treasurer

EXHIBIT INDEX
10.1	Agreement dated February 5, 2009 to extend Credit Agreement dated as of April 13, 2007 between Astec Industries, Inc. and Certain of Its Subsidiaries and Wachovia Bank, National Association
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification of Chief Executive Officer and Chief Financial Officer of Astec Industries, Inc. pursuant to
Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as
adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.