Form 10-Q
period 2009-06-30
ASTEC INDUSTRIES INC
filed 2009-08-07
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
OR
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at July 31, 2009
Common Stock, par value $0.20	22,527,579

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

Astec Industries, Inc. Condensed Consolidated Balance Sheets (in thousands)
	June 30, 2009 (unaudited)	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$10,153	$9,674
Trade receivables, net	85,758	71,630
Other receivables	1,300	3,531
Inventories	266,751	285,817
Prepaid expenses and other	12,374	13,747
Deferred income tax assets	10,718	10,700
Total current assets	387,054	395,099
Property and equipment, net	170,149	169,130
Investments	9,917	9,912
Goodwill	29,985	29,658
Other	8,138	9,013
Total assets	$605,243	$612,812
LIABILITIES AND EQUITY
Current liabilities:
Revolving lines of credit	$11,909	$3,427
Accounts payable	37,262	51,053
Accrued product warranty	9,099	10,050
Customer deposits	22,461	41,385
Accrued payroll and related liabilities	6,524	10,553
Accrued loss reserves	3,626	3,303
Other accrued liabilities	24,958	24,065
Total current liabilities	115,839	143,836
Deferred income tax liabilities	14,194	13,065
Other	14,951	15,877
Total liabilities	144,984	172,778
Shareholders’ equity	459,314	439,226
Noncontrolling interest	945	808
Total equity	460,259	440,034
Total liabilities and equity	$605,243	$612,812

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Operations (in thousands, except share and per share amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$188,843	$277,703	$394,148	$540,775
Cost of sales	146,055	211,414	307,897	408,266
Gross profit	42,788	66,289	86,251	132,509
Selling, general, administrative and engineering expenses	31,607	33,589	63,034	72,369
Income from operations	11,181	32,700	23,217	60,140
Interest expense	170	120	352	252
Other income, net of expense	930	412	1,143	839
Income before income taxes	11,941	32,992	24,008	60,727
Income taxes	4,166	11,921	8,836	22,080
Net income	7,775	21,071	15,172	38,647
Net income (loss) attributable to noncontrolling interest	26	(1)	(9)	56
Net income attributable to controlling interest	$7,749	$21,072	$15,181	$38,591

Earnings per common share
Net income attributable to controlling interest:
Basic	$0.35	$0.95	$0.68	$1.73
Diluted	$0.34	$0.93	$0.67	$1.71
Weighted average common shares outstanding:
Basic	22,435,037	22,283,071	22,432,804	22,260,085
Diluted	22,735,770	22,633,760	22,699,619	22,592,148

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$15,172	$38,647
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	9,552	8,465
Provision for doubtful accounts, net	468	(13)
Provision for inventory reserve	2,149	1,823
Provision for warranty reserve	5,528	9,577
Deferred compensation expense (benefit)	(128)	(456)
Trading securities transactions, net	(1,541)	(1,853)
Stock-based compensation	699	1,428
Tax benefit from stock option exercise	(19)	(416)
Deferred income tax provision (benefit)	888	(557)
(Gain) loss on sale and disposition of fixed assets	45	(56)
(Increase) decrease in:
Trade and other receivables	(12,367)	(20,353)
Inventories	16,665	(25,180)
Prepaid expenses and other	3,172	1,611
Other assets	536	226
Increase (decrease) in:
Accounts payable	(13,791)	8,629
Accrued product warranty	(6,479)	(7,647)
Customer deposits	(18,925)	2,283
Income taxes payable	128	2,978
Other accrued liabilities	(3,492)	(505)
Net cash provided (used) by operating activities	(1,740)	18,631
Cash flows from investing activities:
Expenditures for property and equipment	(8,966)	(14,263)
Adjustment to purchase price of Q-Pave	(8)	-
Proceeds from sale of property and equipment	111	120
Net cash used by investing activities	(8,863)	(14,143)
Cash flows from financing activities:
Net borrowings under revolving line of credit	8,482	-
Tax benefit from stock option exercise	19	416
Supplemental Executive Retirement Plan transactions, net	(130)	(158)
Proceeds from issuance of common stock	321	1,261
Net cash provided by financing activities	8,692	1,519
Effect of exchange rate changes	2,390	(1,152)
Net increase in cash and cash equivalents	479	4,855
Cash and cash equivalents at beginning of period	9,674	34,636
Cash and cash equivalents at end of period	$10,153	$39,491

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc.
Condensed Consolidated Statement of Equity
For the Six Months Ended June 30, 2009
(in thousands, except shares)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accum- ulated Other Compre- hensive Income (Loss)	Company Shares Held by SERP	Retained Earnings	Non- controlling Interest	Total Equity
Balance December 31, 2008	22,508,332	$4,502	$121,968	$(2,799)	$(1,966)	$317,521	$808	$440,034
Net income (loss)						15,181	(9)	15,172
Other comprehensive income:
Foreign currency translation adjustment				3,952			146	4,098
Change in unrecognized pension and post retirement benefit costs, net of tax				46				46
Comprehensive income								19,316
Stock incentive plan expense	4,945	1	698					699
Exercise of stock options	12,700	2	338					340
SERP transactions, net			19		(149)			(130)
Balance, June 30, 2009	22,525,977	$4,505	$123,023	$1,199	$(2,115)	$332,702	$945	$460,259

See Notes to Unaudited Condensed Consolidated Financial Statements

ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Astec Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2008.

The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS 157”), which provides guidance on how to measure assets and liabilities at fair value. SFAS 157 applies whenever another U.S. GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports.  Portions of SFAS 157 were effective for financial statements issued for fiscal years beginning after November 15, 2007, and the Company began applying those provisions effective January 1, 2008.  In February 2008, the FASB issued Staff Position No. 157-2, (“FSP 157-2”), which delayed the effective date of SFAS 157 one year for all nonfinancial assets and nonfinancial liabilities, except those recognized at fair value in the financial statements on a recurring basis. The Company adopted the remaining provisions of SFAS 157 as of January 1, 2009. The adoption of SFAS 157 and FSP-157-2 did not have a significant impact on the Company’s financial statements.

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

In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”).  FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active; and eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise.  FSP 157-4 is effective for interim and annual periods ending after June 15, 2009.  The Company began applying its provisions effective April 1, 2009.  The adoption of this statement has not had a significant impact on the Company’s financial statements.

In April 2009, the FASB issued Staff Position Nos. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP’s 115-2 and 124-2”).  FSP’s 115-2 and 124-2 changes existing guidance for determining whether an impairment is other than temporary for debt securities; replaces existing requirements that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert that it does not have the intent to sell the security and that it is more likely than not it will not have to sell the security before recovery of its cost basis; requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize the amount over the remaining life of the security; requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income; and requires a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income in certain instances.  The FSP is effective for interim and annual periods ending after June 15, 2009.  The Company began applying its provisions effective April 1, 2009.  The adoption of this statement has not had a significant impact on the Company’s financial statements.

In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 & APB 28-1”).  FSP 107-1 and APB 28-1 require an entity to provide disclosures about fair value of financial instruments in both interim and annual financial reports.  The statement is effective for interim and annual periods ending after June 15, 2009.  The Company began applying its disclosure requirements in its June 30, 2009 financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165”).  SFAS 165 sets forth general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 was effective for interim and annual periods ending after June 15, 2009.  The Company began applying its provision in its June 30, 2009 financial statements.  The adoption of this statement did not have a significant impact on the Company’s financial statements.

Note 2.  Earnings per Share
Basic and diluted earnings per share are calculated in accordance with SFAS No. 128 and SFAS No. 123(R).  Basic earnings per share exclude any dilutive effects of stock options and restricted stock units.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net income attributable to controlling interest	$7,749,000	$21,072,000	$15,181,000	$38,591,000
Denominator:
Denominator for basic earnings per share	22,435,037	22,283,071	22,432,804	22,260,085
Effect of dilutive securities:
Employee stock option & incentive plans	203,317	260,600	171,859	244,156
Supplemental Executive Retirement Plan	97,416	90,089	94,956	87,907
Denominator for diluted earnings per share	22,735,770	22,633,760	22,699,619	22,592,148

Net income attributable to controlling interest per share:
Basic	$0.35	$0.95	$0.68	$1.73
Diluted	$0.34	$0.93	$0.67	$1.71

A total of 1,840 and 323 options were antidilutive for the three months ended June 30, 2009 and 2008, respectively. A total of 1,821 and 1,082 options were antidilutive for the six months ended June 30, 2009 and 2008, respectively. Antidilutive options are not included in the diluted earnings per share computation.

Note 3.  Receivables
Receivables are net of allowances for doubtful accounts of $1,957,000 and $1,496,000 as of June 30, 2009 and December 31, 2008, respectively.

Note 4.  Inventories
Inventories are stated at the lower of first-in, first-out cost or market and consist of the following:

	(in thousands)
	June 30, 2009	December 31, 2008
Raw materials and parts	$101,822	$116,254
Work-in-process	51,048	57,776
Finished goods	93,442	99,807
Used equipment	20,439	11,980
Total	$266,751	$285,817

The above inventory amounts are net of reserves totaling $15,165,000 and $13,157,000 as of June 30, 2009 and December 31, 2008, respectively.

Note 5.  Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation of $144,353,000 and $135,617,000 as of June 30, 2009 and December 31, 2008, respectively.

Note 6.  Fair Value Measurements
SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  The statement and its amendments outline a valuation framework and create a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.  The Company has various financial instruments that must be measured on a recurring basis under SFAS 157 including marketable debt securities and a small amount of equity securities held by Astec Insurance Company (“Astec Insurance”), the Company’s captive insurance company, and marketable equity securities held in a Supplemental Executive Retirement Plan (“SERP”), an unqualified plan.  The financial assets held in the SERP also constitute a liability of the Company for financial reporting purposes.

For cash and cash equivalents, trade receivables, other receivables, revolving debt, accounts payable, customer deposits and accrued liabilities, the carrying amount approximates the fair value because of the short term nature of these instruments.  Investments are carried at their fair value based on quoted market prices for identical or similar assets or, where no quoted prices exist, other observable inputs for the asset.

As indicated in the table below, the Company has determined that its financial assets and liabilities at June 30, 2009 are level 1 and level 2 in the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Financial Assets:
Trading equity securities	$2,263	$-	$-	$2,263
Trading debt securities	2,501	7,734	-	10,235
Total financial assets	$4,764	$7,734	$-	$12,498
Financial Liabilities:
SERP liabilities	$5,008	$-	$-	$5,008
Other	833	-	-	833
Total financial liabilities	$5,841	$-	$-	$5,841

The Company’s investments shown above consist of the following (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
June 30, 2009:
Trading equity securities	$2,219	$91	$47	$2,263
Trading debt securities	10,283	162	210	10,235
	$12,502	$253	$257	$12,498

December 31, 2008:
Trading equity securities	$2,875	$-	$423	$2,452
Trading debt securities	8,686	48	259	8,475
	$11,561	$48	$682	$10,927

The investments noted above are valued at their estimated fair value based on quoted market prices for identified or similar assets or, where no quoted prices exist, other observable inputs for the asset.

Trading debt securities are comprised of marketable debt securities held by Astec Insurance. Astec Insurance has an investment strategy that focuses on providing regular and predictable interest income from a diversified portfolio of high-quality fixed income securities. At June 30, 2009 and December 31, 2008, $2,581,000 and $1,015,000, respectively, of trading debt securities were due to mature within twelve months and, accordingly, are included in other current assets in the accompanying balance sheets.  The financial liabilities related to the SERP shown above are included in other long term liabilities and the other financial liabilities are included in other accrued liabilities in the accompanying balance sheets.

Note 7.  Goodwill
At June 30, 2009 and December 31, 2008, the Company had goodwill in the amount of $29,985,000 and $29,658,000, respectively.

The changes in the carrying amount of goodwill by operating segment for the periods ended June 30, 2009 is as follows (amounts in thousands):

	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	Other	Total
Balance December 31, 2008	$5,961	$16,244	$1,646	$-	$5,807	$29,658
Foreign currency translation	-	(170)	-	-	-	(170)
Balance March 31, 2009	5,961	16,074	1,646	-	5,807	29,488
Final accounting adjustment of Dillman acquisition	(39)	-	-	-	-	(39)
Foreign currency translation	-	536	-	-	-	536
Balance June 30, 2009	$5,922	$16,610	$1,646	$-	$5,807	$29,985

Note 8.  Debt
During April 2007, the Company entered into an unsecured credit agreement with Wachovia Bank, National Association (“Wachovia”), whereby Wachovia has extended to the Company an unsecured line of credit of up to $100,000,000, including a sub-limit for letters of credit of up to $15,000,000.

The Wachovia credit facility is unsecured and has an original term of three years (which is subject to further extensions as provided therein).  In February 2009, the Company exercised its right to extend the credit facility’s term for a one-year period to May 15, 2011.  An additional one year extension is available.  The interest rate for borrowings is a function of the Adjusted LIBOR Rate or Adjusted LIBOR Market Index Rate, as elected by the Company, plus a margin based upon a leverage ratio pricing grid ranging between 0.5% and 1.5%.  As of June 30, 2009 the applicable margin based upon the leverage ratio pricing grid was equal to 0.5%.  The unused facility fee is 0.125%.  The interest rate at June 30, 2009 was 0.80875%.  The Wachovia credit facility requires no principal amortization and interest only payments are due, in the case of loans bearing interest at the Adjusted LIBOR Market Index Rate, monthly in arrears and, in the case of loans bearing interest at the Adjusted LIBOR Rate, at the end of the applicable interest period therefore.  The Wachovia credit agreement contains certain financial covenants related to minimum fixed charge coverage ratios, minimum tangible net worth and maximum allowed capital expenditures.  At June 30, 2009, the Company had borrowings outstanding under the credit facility of $11,909,000 resulting in additional borrowing availability of $79,205,000, net of letters of credits of $8,886,000, on the Wachovia credit facility.  The borrowings are classified as current liabilities as the Company plans to repay the debt within the next twelve months.  The Company was in compliance with the financial covenants under its credit facility as of June 30, 2009.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd. (“Osborn”), has an available credit facility of approximately $6,804,000 (ZAR 50,000,000) to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. As of June 30, 2009, Osborn had no outstanding borrowings under the credit facility, but approximately $1,627,000 in performance bonds were guaranteed under the facility.  The facility is secured by Osborn's buildings and improvements, accounts receivable and cash balances and a $2,000,000 letter of credit issued by the Company.  The portion of the available facility not secured by the $2,000,000 letter of credit fluctuates monthly based upon the sum of (i) 75% of Osborn's accounts receivable plus (ii) Osborn’s total cash balances at the end of the prior month, plus (iii) $1,495,000 allocated for buildings and improvements.  As of June 30, 2009, Osborn had available credit under the facility of approximately $5,177,000.  The facility which was scheduled to expire on July 30, 2009 was renewed in July 2009 at similar terms, except that the credit facility was increased from ZAR 50,000,000 to ZAR 55,000,000 and the formula for calculating the maximum available borrowing was modified to include 100% of Osborn’s accounts receivables instead of the previous 75% limit.  Additionally, the new agreement has an unused facility fee of 0.793%.

The Company’s Australian subsidiary, Astec Australia Pty, Ltd. (“Astec Australia”) has an available credit facility to finance short-term working capital needs of approximately $2,272,000 (AUD 2,800,000), to finance foreign exchange dealer limit orders of approximately $2,029,000 (AUD 2,500,000) and to provide bank guarantees to others of approximately $162,000 (AUD 200,000).  The facility is secured by a $2,500,000 letter of credit issued by the Company.  No amounts were outstanding under the credit facility at June 30, 2009; however $20,000 in performance bonds were guaranteed under the facility.

Note 9.  Product Warranty Reserves
Changes in the Company's product warranty liability for the three and six month periods ended June 30, 2009 and 2008 are as follows:

	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Reserve balance at the beginning of the period	$9,513	$8,861	$10,050	$7,827
Warranty liabilities accrued during the period	2,425	5,131	5,528	9,577
Warranty liabilities settled during the period	(2,968)	(4,235)	(6,581)	(7,647)
Other	129	-	102	-
Reserve balance at the end of the period	$9,099	$9,757	$9,099	$9,757

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

Note 10.  Accrued Loss Reserves
The Company accrues reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company.  The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events.  Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future.  Total accrued loss reserves were $8,656,000 at June 30, 2009 compared to $9,022,000 at December 31, 2008, of which $5,030,000 and $5,719,000 were included in other long-term liabilities at June 30, 2009 and December 31, 2008, respectively.

Note 11.  Uncertainty in Income Taxes
The Company's liability recorded for uncertain tax positions as of June 30, 2009 has not changed significantly in amount or composition since December 31, 2008.

Note 12.  Segment Information
The Company has four reportable operating segments, which include the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group.  The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other non-related industries.  The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries.  The business units in the Mobile Asphalt Paving Group design, manufacture and market asphalt pavers, material transfer vehicles, milling machines and screeds.  The business units in the Underground Group design, manufacture and market a complete line of trenching equipment and directional drills for the underground construction market. Business units that do not meet the requirements for separate disclosure as operating segments are shown in the "All Others" category, including Peterson Pacific Corp. (“Peterson”), Astec Australia Pty Ltd., (“Astec Australia”), Astec Insurance Company and the parent company, Astec Industries, Inc.  Peterson designs, manufactures and markets whole-tree pulpwood chippers, horizontal grinders and blower trucks.  Astec Australia is the Australian and New Zealand distributor for equipment manufactured by Astec Industries, Inc.  Astec Insurance Company is a captive insurance provider.

	(in thousands)
	Three Months Ended
	June 30, 2009
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$69,578	$55,452	$36,859	$17,145	$9,809	$188,843
Intersegment sales	3,390	4,689	1,841	111	-	10,031
Gross profit	18,468	13,571	8,733	276	1,740	42,788
Gross profit percent	26.5%	24.5%	23.7%	1.6%	17.7%	22.7%
Segment profit (loss)	$11,281	$3,949	$4,346	$(4,241)	$(6,978)	$8,357

	(in thousands)
	Six Months Ended
	June 30, 2009
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$152,829	$107,029	$68,263	$37,391	$28,636	$394,148
Intersegment sales	7,612	8,590	3,140	188	-	19,530
Gross profit	39,091	24,474	15,353	3,036	4,297	86,251
Gross profit percent	25.6%	22.9%	22.5%	8.1%	15.0%	21.9%
Segment profit (loss)	$23,280	$5,721	$6,351	$(6,582)	$(13,814)	$14,956

	(in thousands)
	Three Months Ended
	June 30, 2008
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$72,329	$92,395	$55,055	$36,211	$21,713	$277,703
Intersegment sales	4,405	5,546	1,394	1,425	-	12,770
Gross profit	18,001	22,528	13,557	8,307	3,896	66,289
Gross profit percent	24.9%	24.4%	24.6%	22.9%	17.9%	23.9%
Segment profit (loss)	$11,445	$11,910	$8,037	$3,544	$(14,051)	$20,885

	(in thousands)
	Six Months Ended
	June 30, 2008
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$143,914	$183,484	$102,186	$68,854	$42,337	$540,775
Intersegment sales	8,593	11,518	3,181	2,927	-	26,219
Gross profit	37,607	45,685	26,149	15,409	7,659	132,509
Gross profit percent	26.1%	24.9%	25.6%	22.4%	18.1%	24.5%
Segment profit (loss)	$23,289	$22,169	$14,565	$5,389	$(26,776)	$38,636

A reconciliation of total segment profits to the Company's consolidated totals is as follows:

	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total segment profits	$8,357	$20,885	$14,956	$38,636
Net (income) loss attributable to noncontrolling interest in subsidiary	(26)	1	9	(56)
Recapture (elimination) of intersegment profit	(582)	186	216	11
Net income attributable to controlling interest	$7,749	$21,072	$15,181	$38,591

Note 13.  Contingent Matters
The Company is contingently liable under letters of credit totaling approximately $8,886,000 as of June 30, 2009, including a $2,500,000 and a $2,000,000 letter of credit issued on behalf of Astec Australia and Osborn, respectively, two of the Company’s foreign subsidiaries.  The outstanding letters of credit expire at various dates through October 2010.  As of June 30, 2009, Osborn is contingently liable for a total of $1,627,000 and Astec Australia is contingently liable for $20,000 in performance and retention bonds.  As of June 30, 2009, the maximum potential amount of future payments under these letters of credit and bonds for which the Company could be liable is approximately $10,533,000.

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

The Company has received notice that Johnson Crushers International, Inc. is subject to an enforcement action brought by the U.S. Environmental Protection Agency (EPA) and the Oregon Department of Environmental Quality related to an alleged failure to comply with federal and state air permitting regulations. Each agency is expected to seek sanctions that will include monetary penalties. No penalty has yet been proposed. The Company believes that it has cured the alleged violations and is cooperating fully with the regulatory agencies. At this stage of the investigations, the Company is unable to predict the outcome and the amount of any such sanctions.

The Company has also received notice from the EPA that it may be responsible for a portion of the costs incurred in connection with an environmental cleanup in Illinois. The discharge of hazardous materials and associated cleanup relate to activities occurring prior to the Company’s acquisition of Barber-Greene in 1986. The Company believes that over 300 other parties have received similar notice. At this time, the Company cannot predict whether the EPA will seek to hold the Company liable for a portion of the cleanup costs or the amount of any such liability.

The Company has not recorded a liability with respect to either matter because no estimates of the amount of any such liabilities can be made at this time.

Note 14.  Stock-based Compensation
Under terms of the Company’s stock option plans, officers and certain other employees have been granted options to purchase the Company’s common stock at no less than 100% of the market price on the date the option was granted.  The Company has reserved unissued shares of common stock for exercise of outstanding non-qualified options and incentive options of officers and employees of the Company and its subsidiaries at prices determined by the Board of Directors.  In addition, a Non-employee Directors Stock Incentive Plan has been established to allow non-employee directors to have a personal financial stake in the Company through an ownership interest.  Directors may elect to receive their compensation in cash, common stock, deferred stock or stock options.  For 2009, all the directors elected to receive their compensation in either common stock or deferred stock.  The shares reserved under the 1998 Long-term Incentive Plan and the 1998 Non-employee Directors Stock Plan total 310,395 and 156,864, respectively, as of June 30, 2009.  The fair value of stock awards granted to non-employee directors totaled $56,000 and $42,000 for the three month period ended June 30, 2009 and 2008, respectively.  The fair value of stock awards granted to non-employee directors totaled $112,000 and $84,000 for the six month period ended June 30, 2009 and 2008, respectively.  Options granted under the Non-employee Directors Stock Incentive Plan vest and become fully exercisable immediately.  All stock options have a ten-year term. All granted options were vested prior to December 31, 2006; therefore, no stock option expense was recorded in the six months ended June 30, 2009 and 2008, and there are no unrecognized compensation costs related to stock options previously granted as of those dates.

In August 2006, the Compensation Committee of the Board of Directors implemented a five-year plan to award key members of management restricted stock units each year. The details of the plan were formulated under the 2006 Incentive Plan approved by the Company’s shareholders in their annual meeting held in April 2006. The plan allows up to 700,000 shares to be granted to employees.  Units granted each year will be determined based upon the performance of individual subsidiaries and consolidated annual financial performance. Additional units may be granted in 2011 based upon five-year cumulative performance.  Each award will vest at the end of five years from the date of grant, or at the time a recipient reaches age 65, if earlier. The cumulative change in the fair value of awards due to changes in the estimated number of shares to be granted and changes in the per share value of fair value of awards prior to the grant date are booked in the period the change in estimate occurs. Compensation expense of $557,000 and $587,000 has been recorded in the three and six month periods ended June 30, 2009, respectively, to reflect the fair value of the total shares amortized over the portion of the vesting period occurring during the periods.  Compensation expense of $837,000 and $1,344,000 has been recorded in the three and six month periods ended June 30, 2008, respectively, to reflect the fair value of the total shares amortized over the portion of the vesting period occurring during the periods.

Note 15.  Seasonality
Based upon historical results of the past several years, 53% to 55% of the Company's business volume typically occurs during the first six months of the year.  During the usual seasonal trend, the first three quarters of the year are the Company's stronger quarters for business volume, with the fourth quarter normally being the weakest quarter.

Note 16.  Comprehensive Income
Total comprehensive income attributable to controlling interest for the three-month periods ended June 30, 2009 and 2008 was $12,467,000 and $20,883,000, respectively.  Total comprehensive income attributable to controlling interest for the six-month periods ended June 30, 2009 and 2008 was $19,179,000 and $36,407,000, respectively.   The components of comprehensive income attributable to controlling interest for the periods indicated are set forth below:

	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$7,775	$21,071	$15,172	$38,647
Change in unrecognized pension and post retirement benefit costs, net of tax	32	44	46	59
Unrealized loss on available for sale securities, net of tax	-	(734)	-	(424)
Foreign currency translation adjustments	4,859	501	4,098	(1,819)
Comprehensive income	12,666	20,882	19,316	36,463
Comprehensive income (loss) attributable to noncontrolling interest	(199)	1	(137)	(56)
Comprehensive income attributable to controlling interest	$12,467	$20,883	$19,179	$36,407

Note 17.  Other Income, net of expenses
For the three months ended June 30, 2009 and 2008, the Company had other income, net of expenses, totaling $930,000 and $412,000, respectively.  For the six months ended June 30, 2009 and 2008, the Company had other income, net of expenses, totaling $1,143,000 and $839,000, respectively.   Major items comprising the net totals for the periods indicated are set forth below:

	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income	$192	$281	$267	$639
Gain (loss) on investments	320	(61)	193	(65)
Gain on foreign currency transactions	120	114	368	45
Other	298	78	315	220
Total	$930	$412	1,143	$839

Note 18.  Derivative Financial Instruments
The Company is exposed to certain risks relating to its ongoing business operations.   The primary risk managed by using derivative instruments is foreign currency risk.  From time to time the Company’s foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.  The fair value of the derivative financial instrument is recorded on the Company’s balance sheet and is adjusted to fair value at each measurement date based on the contractual forward exchange rate and the forward exchange rate at the measurement date.  The changes in fair value are recognized in the consolidated statements of operation in the current period.  The Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes.  The Company reported $833,000 of derivative liabilities in other accrued liabilities at June 30, 2009.   There were no significant derivative financial instruments at December 31, 2008.  The Company recognized losses on the change in fair value of derivative financial instruments of $537,000 and $716,000 for the quarter and six months ended June 30, 2009.   There were no gains or losses recognized on derivative financial instruments in the same periods in 2008.  There were no derivatives that qualified for hedge accounting at June 30, 2009 or December 31, 2008.

Note 19.  Final Accounting of Business Combinations
On October 1, 2008, the Company acquired all of the outstanding capital stock of Dillman Equipment, Inc., a Wisconsin corporation (“Dillman”) and Double L Investments, Inc., a Wisconsin corporation which owned the real estate and improvements used by Dillman, for approximately $20,384,000 including cash acquired of approximately $4,066,000 plus transaction costs of approximately $183,000. In addition to the purchase price paid to the sellers, the Company also paid off approximately $912,000 of outstanding debt coincident with the purchase. The transaction resulted in the recognition of approximately $6,165,000 of property, plant and equipment, approximately $4,765,000 of goodwill and approximately $1,139,000 of intangible assets.  Intangible assets consist of patents (12-year weighted average useful life), customer relationships (14-year weighted average useful life) and tradename (indefinite useful life).  Dillman’s intangible assets subject to amortization, in total, have a 13-year weighted average useful life.  The effective date of the purchase was October 1, 2008, and the results of Dillman’s operations have been included in the consolidated financial statements since that date. Subsequent to the closing, the two acquired corporations were merged into Astec, Inc., a subsidiary of Astec Industries, Inc., and Dillman will operate as a division of Astec, Inc. from its current location in Prairie du Chien, Wisconsin. The purchase price allocation was finalized in June 2009 and no significant adjustments were made as a result of the final accounting.

On October 1, 2008, the Company purchased substantially all the assets and assumed certain liabilities of Q-Pave Pty Ltd, an Australia company (“Q-Pave”) for approximately $1,797,000. At the time of the purchase, Q-Pave had payables to other Astec Industries’ subsidiaries totaling $1,589,000 which was a component of the purchase price. The transaction resulted in the recognition of approximately $616,000 of intangible assets which consist of dealer network and customer relationships (15-year weighted average useful life). The assets and liabilities are held in a newly-formed subsidiary of the Company, Astec Australia Pty Ltd. The effective date of the purchase was October 1, 2008, and the results of Astec Australia Pty Ltd’s operations have been included in the consolidated financial statements since that date. The purchase price allocation was finalized in June 2009 with an additional $343,000 being added to the previously reported $273,000 of intangible assets acquired.

Note 20.  Subsequent Events
SFAS 165 indicates that management should evaluate subsequent events through the date the Company’s financial statements are issued or available to be issued, which for public companies, is typically the date the financial statements are filed with the Securities and Exchange Commission.  As such, management has evaluated events occurring between June 30 and August 7, 2009 for proper recording or disclosure in these financials statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words “will,” “would,” “should,” “could,” “may,” “believes,” “anticipates,” “intends,” and “expects” and similar expressions.  Such forward-looking statements include, without limitation, statements regarding the Company's expected sales and results of operations during 2009, the Company's expected effective tax rates for 2009, the Company's expected capital expenditures in 2009, the expected benefit and impact of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through June 30, 2010, the impact of the enactment of Safe, Accountable, Flexible and Efficient Transportation Equity Act - A Legacy for Users (“SAFETEA-LU”), the American Recovery and Reinvestment Act of 2009 (“ARRA”), or any future state or federal funding for transportation construction programs, the need for road improvements, the impact of other public sector spending and funding mechanisms, the Company's backlog levels, changes in the economic environment as it affects the Company, the timing and impact of changes in the economy, the market confidence of customers and dealers, the Company's general liability insurance coverage for product liability and other similar tort claims, the Company being called upon to fulfill certain contingencies, the expected contributions by the Company to its pension plan, its post-retirement plan and other benefits, the expected dates of granting of restricted stock units, changes in interest rates and the impact of such changes on the financial results of the Company, changes in the prices of steel and oil, the ability of the Company to offset future changes in prices in raw materials, the change in the level of the Company's presence and sales in international markets, the seasonality of the Company’s business, the percentage of the Company’s equipment sold directly to end users rather than distributors, the outcome of audits by taxing authorities, the amount or value of unrecognized tax benefits, the Company’s discussion of its critical accounting policies and the ultimate outcome of the Company's current claims and legal proceedings.

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

The risks and uncertainties identified herein under the caption “Item 1A. Risk Factors” in Part II of this Report, elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, should be carefully considered when evaluating the Company's business and future prospects.

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

In August 2005, President Bush signed into law SAFETEA-LU, which authorizes appropriation of $286.5 billion in guaranteed federal funding for road, highway and bridge construction, repair and improvement of the federal highways and other transit projects for federal fiscal years October 1, 2004 through September 30, 2009. The Company believes that the federal highway funding significantly influences the purchasing decisions of the Company’s customers who are more comfortable making purchasing decisions with the legislation in place. The federal funding provides for approximately 25% of highway, street, roadway and parking construction funding in the United States. President Bush signed into law on September 30, 2008 a funding bill for the 2009 fiscal year, which fully funds the highway program at $41.2 billion.

SAFETEA-LU funding expires on September 30, 2009, and the U.S. government is currently considering two proposals regarding federal appropriation of funds for highway construction thereafter. The first proposal, which is favored by the Obama administration and the Senate, consists of an eighteen-month extension of the current SAFETEA-LU funding levels, approximately $41 billion per year.  The second proposal, which is favored by the House of Representatives, consists of the adoption of a new six-year highway bill that would appropriate $450 billion in federal funding for road, highway and bridge construction and repair, with $337 billion allocated to the construction and repair of highways.  The adoption of the proposed highway bill would result in an increase of approximately $15 billion in federal funding per year as compared to the current amount of federal funding under SAFETEA-LU.

On February 17, 2009, President Obama signed into law ARRA, which authorizes the expenditure of approximately $27.5 billion in federal funding for highway and bridge construction activities. These funds are in addition to the $41.2 billion apportioned to the federal highway program under SAFETEA-LU for fiscal year 2009. The measure requires the funding to be apportioned to the states within 21 days of the bill’s enactment. Half of the funds must be obligated by the states within 120 days with the remaining portion required to be under contract one year after the bill’s enactment. The bill also provides for favorable tax policies regarding the deduction of certain expenses relating to the purchase of business equipment.

Several other countries have also implemented infrastructure spending programs to stimulate their economies.  The Company believes these spending programs will have a positive impact on its financial performance; however, the magnitude of that impact cannot be determined.

The public sector spending described above is needed to fund road, bridge and mass transit improvements. The Company believes that increased funding is unquestionably needed to restore the nation’s highways to a quality level required for safety, fuel efficiency and mitigation of congestion. In the Company’s opinion, amounts needed for such improvements are significantly greater than amounts approved to date, and funding mechanisms such as the federal usage fee per gallon of gasoline, which has not been increased in fifteen years, would need to be increased along with other measures to generate the funds needed.

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and its impact on customers’ purchase decisions and the price of steel may each affect the Company’s financial performance. Economic downturns, like the one experienced from 2001 through 2003, and the current downturn that began in late 2008, generally result in decreased purchasing by the Company’s customers, which, in turn, causes reductions in sales and increased pricing pressure on the Company’s products. Rising interest rates typically have the effect of negatively impacting customers’ attitudes toward purchasing equipment. The Federal Reserve has maintained historically low interest rates in response to the current economic downturn and the Company expects only slight changes, if any, in interest rates in 2009 and does not expect such changes to have a material impact on the financial results of the Company.

Significant portions of the Company’s revenues relate to the sale of equipment involved in the production, handling and installation of asphalt mix. A major component of asphalt is oil. An increase in the price of oil increases the cost of providing asphalt, which is likely to decrease demand for asphalt and therefore decrease demand for certain Company products. While increasing oil prices may have a negative financial impact on the Company’s customers, the Company’s equipment can use a significant amount of recycled asphalt pavement, thereby mitigating the cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt mix. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. The Company’s customers appear to be adapting their prices in response to the fluctuating oil prices and the fluctuations did not appear to significantly impair equipment purchases in 2008 and the first six months of 2009. The Company expects oil prices to continue to fluctuate in the remainder of 2009 but does not believe the fluctuation will have a significant impact on customers’ buying decisions.

Contrary to the negative impact of higher oil prices on many of the Company’s products as discussed above, sales of several of the Company’s products, including products manufactured by the Underground segment used to drill for oil and natural gas and install oil and natural gas pipelines, would benefit from higher oil and natural gas prices, to the extent that such higher prices lead to further development of domestic oil and natural gas production.

Steel is a major component in the Company’s equipment. Steel prices increased significantly during the first eight months of 2008, and the Company increased sales prices during 2008 to offset these rising steel costs. Late in the third quarter of 2008, steel prices began to retreat from their 2008 highs. Steel pricing declined sharply in the fourth quarter of 2008 and the first quarter of 2009.  Favorable pricing continued through the first half of 2009, and we expect pricing levels throughout the remainder of 2009 to remain well below the peak levels reached in the third quarter of 2008. However, steel prices may increase moderately during the remainder of 2009 due to reduced mill output and reductions in automotive and appliance output, which in turn reduce the amount of high-quality scrap, a prime input factor for steel pricing.  Although the Company would institute price increases in response to rising steel and component prices, if the Company is not able to raise the prices of its products enough to cover increased costs, the Company’s financial results will be negatively affected. If the Company sees increases in upcoming steel prices, it will take advantage of buying opportunities to offset such future pricing where possible.

In addition to the factors stated above, many of the Company’s markets are highly competitive, and its products compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. During most of 2008, the reduced value of the dollar relative to many foreign currencies and the positive economic conditions in certain foreign economies had a positive impact on the Company’s international sales. During the latter months of 2008, the dollar began to strengthen as the current economic recession began to have an impact around the world.  During the first quarter of 2009, the dollar stabilized somewhat but at a stronger position than in the first nine months of 2008.  This had a negative impact on the Company’s international sales during the first half of 2009, even though the dollar began to weaken in the second quarter of 2009.  The Company expects the dollar to fluctuate for the remainder of 2009.

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

Results of Operations
For the three months ended June 30, 2009, net sales decreased $88,860,000, or 32.0%, to $188,843,000 from $277,703,000 for the three months ended June 30, 2008.  Sales are generated primarily from new equipment purchases made by customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development.  The overall decline in sales for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 is reflective of the weak overall economic conditions, both domestic and international.  For the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008, (1) net sales for the Asphalt Group decreased approximately $3,751,000, or 5.1%; (2) net sales for the Aggregate and Mining Group decreased approximately $36,943,000, or 40.0%; (3) net sales for the Underground Group decreased approximately $19,066,000, or 52.7%; and (4) net sales for the Mobile Asphalt Paving Group decreased approximately $18,196,000, or 33.1%.  Parts sales for the quarter ended June 30, 2009 were $44,418,000, compared to $50,498,000 for the quarter ended June 30, 2008, for a decrease of $6,080,000, or 12.0%.

For the six months ended June 30, 2009, net sales decreased $146,627,000, or 27.1%, to $394,148,000 from $540,775,000 for the six months ended June 30, 2008.  Sales are generated primarily from new equipment purchases made by customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development.  The overall decline in sales for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 is reflective of the weak overall economic conditions, both domestic and international.  A stronger dollar during the first quarter of 2009 also negatively impacted international sales for the six months ended June 30, 2009, even though the dollar weakened during the second quarter of 2009.  For the six months ended June 30, 2009 compared to the six months ended June 30, 2008, (1) net sales for the Asphalt Group increased approximately $8,915,000, or 6.2%; (2) net sales for the Aggregate and Mining Group decreased approximately $76,455,000, or 41.7%; (3) net sales for the Underground Group decreased approximately $31,463,000, or 45.7%; and (4) net sales for the Mobile Asphalt Paving Group decreased approximately $33,923,000, or 33.2%.  Parts sales for the six months ended June 30, 2009 were $90,041,000, compared to $103,088,000 for the six months ended June 30, 2008, for a decrease of $13,047,000, or 12.7%.

For the quarter ended June 30, 2009 compared to the same quarter in 2008, domestic sales decreased 30.0% from $184,686,000 to $129,250,000.  Domestic sales for the second quarter of 2009 compared to the second quarter of 2008 increased in the Asphalt Group by 14.6%, while the Aggregate and Mining, Underground and Mobile Asphalt Paving segments experienced declines of 53.8%, 65.6% and 25.7%, respectively.  The increase in domestic sales in the Asphalt Group primarily resulted from sales by the Dillman Equipment division of Astec, Inc., which was acquired in October 2008 from Dillman Equipment Company, as well as increased sales of industrial heating equipment.  Domestic sales accounted for 68.4% of sales and international sales accounted for 31.6% of sales for the three months ended June 30, 2009, compared to 66.5% for domestic sales and 33.5% for international sales for three months ended June 30, 2008.  Domestic sales were impacted by weakened economic conditions in the U.S.

For the six months ended June 30, 2009 compared to the same period in 2008, domestic sales decreased 26.5% from $355,272,000 to $261,181,000.  Domestic sales increased in the Asphalt Group by 20.8%, while the Aggregate and Mining, Underground and Mobile Asphalt Paving segments experienced declines of 52.9%, 59.4% and 25.0%, respectively.  The increase in domestic sales in the Asphalt Group primarily resulted from sales by Dillman, which was acquired in October 2008, as well as increased sales of industrial heating equipment.  Domestic sales accounted for 66.3% of sales and international sales accounted for 33.7% of sales for the six months ended June 30, 2009, compared to 65.7% for domestic sales and 34.3% for international sales for same period in 2008.  Domestic sales were impacted by weakened economic conditions in the U.S.

International sales for the three months ended June 30, 2009, compared to the same period of 2008, decreased $33,423,000, or 35.9%, from $93,017,000 to $59,594,000.  International sales for the second quarter of 2009 decreased in all geographic areas except for Africa and Southeast Asia, which showed only slight increases in comparison with the second quarter of 2008.  The Company believes the decrease in the overall level of international sales is the result of the weakening of economic conditions in certain foreign markets and the volatility of the U.S. dollar during the second quarter of 2009.  Compared to the same quarter in 2008, international sales decreased 48.2% in the Mobile Asphalt Paving segment, 15.5% in the Aggregate and Mining segment, 33.8% in the Underground segment and 66.7% in the Asphalt Group segment.

International sales for the six months ended June 30, 2009, compared to the same period of 2008, decreased $52,536,000, or 28.3%, from $185,503,000 to $132,967,000.  International sales for the first six months of 2009 decreased in all geographic areas except for the Middle East and the West Indies which showed only slight increases in comparison with the first six months of 2008.  The Company believes the decrease in the overall level of international sales is the result of the weakening of economic conditions in certain foreign markets and the volatility of the U.S. dollar during the first half of 2009.  Compared to the same six-month period in 2008, international sales decreased 55.1% in the Mobile Asphalt Paving segment, 39.0% in the Asphalt Group segment, 28.8% in the Underground segment and 22.9% in the Aggregate and Mining segment.

Gross profit for the three months ended June 30, 2009 decreased $23,501,000, or 35.5%, to $42,788,000 from $66,289,000 for the three months ended June 30, 2008.  Gross profit as a percentage of sales decreased 120 basis points to 22.7% from 23.9%.  The primary reasons for the decrease in gross margin as a percent of sales are reduced plant utilization due to lower production volumes and increased pricing pressure as a result of the weakened global economic conditions.

Gross profit for the six months ended June 30, 2009 decreased $46,258,000, or 34.9%, to $86,251,000 from $132,509,000 for the six months ended June 30, 2008.  Gross profit as a percentage of sales decreased 260 basis points to 21.9% from 24.5%.  The primary reasons for the decrease in gross margin as a percent of sales are reduced plant utilization due to lower production volumes and increased pricing pressure as a result of the weakened global economic conditions.

For the quarter ended June 30, 2009 compared to the same period in 2008, gross profit for the Asphalt Group increased to $18,468,000 compared to $18,001,000, and gross profit as a percentage of sales increased from 24.9% to 26.5%, or 160 basis points.  The Company believes the Asphalt Group was positively impacted by the ARRA stimulus spending during the second quarter of 2009.

For the quarter ended June 30, 2009 compared to the same period in 2008, gross profit for the Aggregate and Mining Group decreased to $13,571,000 from $22,528,000, a decrease of $8,957,000 or 39.8% and gross profit as a percentage of sales increased from 24.4% to 24.5%, or 10 basis points.  The Aggregate and Mining Group was impacted by a 40.0% decrease in sales during the second quarter of 2009 compared to the second quarter of 2008.

For the quarter ended June 30, 2009 compared to the same period in 2008, gross profit for the Mobile Asphalt Paving Group decreased from $13,557,000 to $8,733,000, a decrease of $4,824,000, or 35.6%, resulting in a decrease in gross profit as a percentage of sales from 24.6% to 23.7%, or 90 basis points.  This group experienced a 33.1% decrease in sales in the second quarter of 2009 compared to the second quarter of 2008.

For the quarter ended June 30, 2009 compared to the same period in 2008, gross profit for the Underground Group decreased from $8,307,000 to $276,000, a decrease of $8,031,000, or 96.7%, resulting in a decrease in gross profit as a percentage of sales from 22.9% to 1.6%.  The Underground Group experienced a decline in sales of 52.7% in the second quarter of 2009 compared to the second quarter of 2008, resulting in significantly reduced plant utilization.

For the six months ended June 30, 2009 compared to the same period in 2008, gross profit for the Asphalt Group increased to $39,091,000 compared to $37,607,000, and gross profit as a percentage of sales decreased from 26.1% to 25.6%, or 50 basis points.

For the six months ended June 30, 2009 compared to the same period in 2008, gross profit for the Aggregate and Mining Group decreased to $24,474,000 from $45,685,000, a decrease of $21,211,000, or 46.4% and gross profit as a percentage of sales decreased from 24.9% to 22.9%, or 200 basis points.  This decrease in gross profit corresponds to the 41.7% decrease in sales for the same period.

For the six months ended June 30, 2009 compared to the same period in 2008, gross profit for the Mobile Asphalt Paving Group decreased from $26,149,000 to $15,353,000, a decrease of $10,796,000, or 41.3%, resulting in a decrease in gross profit as a percentage of sales from 25.6% to 22.5%, or 310 basis points.  This group experienced a 33.2% decrease in sales in the first half of 2009 compared to the first half of 2008.

For the six months ended June 30, 2009 compared to the same period in 2008, gross profit for the Underground Group decreased from $15,409,000 to $3,036,000, a decrease of $12,373,000, or 80.3%, resulting in a decrease in gross profit as a percentage of sales from 22.4% to 8.1%, or 1,430 basis points.  The Underground Group experienced a decline in sales of 45.7% in the first six months of 2009 compared to the same period in 2008 resulting in significantly reduced plant utilization.

Selling, general, administrative and engineering expenses for the quarter ended June 30, 2009 were $31,607,000, or 16.7% of net sales, compared to $33,589,000, or 12.1% of net sales, for the quarter ended June 30, 2008, a decrease of $1,982,000, or 6.0%.  The decrease in selling, general, administrative and engineering expenses for the three months ended June 30, 2009, compared to the same period of 2008, was primarily due to a decrease in profit sharing expense of $1,536,000, a decrease in commission expense of $1,208,000 and a decrease in payroll related expenses of $1,394,000.  These decreases were offset by increases in expense related to the SERP plan of $928,000, increased research and development expense of $440,000 and increased selling costs of $645,000.  The SERP expense is primarily a result of fluctuations in the price of the Company’s stock held in the SERP.

Selling, general, administrative and engineering expenses for the six months ended June 30, 2009 were $63,034,000, or 16.0% of net sales, compared to $72,369,000, or 13.4% of net sales, for the same period in 2008, a decrease of $9,335,000, or 13.0%.  The decrease in selling, general, administrative and engineering expenses for the six months ended June 30, 2009, compared to the same period of 2008, was primarily due to the absence in 2009 of exhibit expenses of $3,730,000 related to ConExpo, a triennial trade show, which occurred in early 2008.  In addition, profit sharing expense decreased $2,702,000, commission expense decreased $2,135,000 and payroll related expenses decreased $2,041,000 in the six months ended June 30, 2009 compared to the same period in 2008.

For the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008, interest expense increased $50,000, or 41.7%, to $170,000 from $120,000.  Interest expense as a percentage of net sales was 0.09% and 0.04% for the quarters ended June 30, 2009 and 2008, respectively.  The increase in interest expense for the three months ended June 30, 2009 over the same period in 2008 related primarily to increased borrowings under the Company’s credit facility.

For the six months ended June 30, 2009 compared to the same period in 2008, interest expense increased $100,000, or 39.7%, to $352,000 from $252,000.  Interest expense as a percentage of net sales was 0.09% and 0.05% for the six months ended June 30, 2009 and 2008, respectively.  The increase in interest expense for the six months ended June 30, 2009 over the same period in 2008 related primarily to increased borrowings under the Company’s credit facility.

Other income, net was $930,000 for the quarter ended June 30, 2009 compared to other income, net of $412,000 for the quarter ended June 30, 2008, an increase of $518,000.  The change in other income, net was primarily due to increased gains on trading securities investments held by Astec Insurance.

Other income, net was $1,143,000 for the six months ended June 30, 2009 compared to other income, net of $839,000 for the same period in 2008, an increase of $304,000.  The increase in other income, net was primarily due to increased gains on foreign currency transactions as well as increased gains on trading securities investments held by Astec Insurance.

For the three months ended June 30, 2009, the Company recorded income tax expense of $4,166,000, compared to income tax expense of $11,921,000 for the three months ended June 30, 2008.  The effective tax rates for the three months ended June 30, 2009 and 2008 were 34.9% and 36.1%, respectively.  The decline in the overall tax rate is primarily due to the effect of R&D tax credits.

For the six months ended June 30, 2009, the Company recorded income tax expense of $8,836,000, compared to income tax expense of $22,080,000 for the six months ended June 30, 2008.  The effective tax rates for the six months ended June 30, 2009 and 2008 were 36.8% and 36.4%, respectively.

For the three months ended June 30, 2009, the Company had net income attributable to controlling interest of $7,749,000, compared to net income attributable to controlling interest of $21,072,000 for the three months ended June 30, 2008, a decrease of $13,323,000, or 63.2%.  Earnings per diluted share for the three months ended June 30, 2009 were $0.34, compared to $0.93 for the three months ended June 30, 2008, a decrease of $0.59, or 63.4%.  Diluted shares outstanding for the three months ended June 30, 2009 and 2008 were 22,735,770 and 22,633,760, respectively.  The increase in shares outstanding is primarily due to the exercise of stock options by employees of the Company.

For the six months ended June 30, 2009, the Company had net income attributable to controlling interest of $15,181,000, compared to net income attributable to controlling interest of $38,591,000 for the six months ended June 30, 2008, a decrease of $23,410,000, or 60.6%.  Earnings per diluted share for the six months ended June 30, 2009 were $0.67, compared to $1.71 for the six months ended June 30, 2008, a decrease of $1.04, or 60.8%.  Diluted shares outstanding for the six months ended June 30, 2009 and 2008 were 22,699,619 and 22,592,148, respectively.  The increase in shares outstanding is primarily due to the exercise of stock options by employees of the Company.

The backlog of orders at June 30, 2009 was $133,584,000 compared to $267,897,000 at June 30, 2008, a decrease of $134,313,000, or 50.1%. The decrease in the backlog of orders at June 30, 2009 compared to June 30, 2008 related primarily to a decrease in domestic backlog of $97,865,000.  The decrease in domestic backlog at June 30, 2009 occurred primarily in the Asphalt and Aggregate and Mining segments.  International backlog at June 30, 2009 was $71,444,000 compared to $107,892,000 at June 30, 2008, a decrease of $36,448,000, or 33.8%.  The decrease in the international backlog occurred primarily in the Aggregate and Mining segment.  The Company is unable to determine whether the decline in backlogs was experienced by the industry as a whole.

Liquidity and Capital Resources
The Company’s primary sources of liquidity and capital resources are its cash on hand, investments, borrowing capacity under a $100 million revolving credit facility and cash flows from operations. The Company had $10,153,000 of cash available for operating purposes as of June 30, 2009.  In addition, the Company had borrowings outstanding under its credit facility with Wachovia Bank, National Association (“Wachovia”) of $11,909,000 as of June 30, 2009, resulting in additional borrowing availability under the credit facility of $79,205,000, which amount is net of letters of credits of $8,886,000. The borrowings are classified as current liabilities as the Company plans to repay the debt within the next twelve months.

During April 2007, the Company entered into an unsecured credit agreement with Wachovia, whereby Wachovia extended to the Company an unsecured line of credit of up to $100 million including a sub-limit for letters of credit of up to $15 million.  The Wachovia credit facility is unsecured and has an original term of three years (which is subject to further extensions as provided therein).  In February 2009, the Company exercised its right to extend the credit facility’s term for a one-year period to May 15, 2011.  An additional one year extension is available.  The interest rate for borrowings is a function of the Adjusted LIBOR Rate or Adjusted LIBOR Market Index Rate, as elected by the Company, plus a margin based upon a leverage ratio pricing grid ranging between 0.5% and 1.5%.  As of June 30, 2009 the applicable margin based upon the leverage ratio pricing grid was equal to 0.5%.  The unused facility fee is 0.125%.  The interest rate at June 30, 2009 was 0.80875%.  The Wachovia credit facility requires no principal amortization and interest only payments are due, in the case of loans bearing interest at the Adjusted LIBOR Market Index Rate, monthly in arrears and, in the case of loans bearing interest at the Adjusted LIBOR Rate, at the end of the applicable interest period therefore.  The Wachovia credit agreement contains certain financial covenants related to minimum fixed charge coverage ratios, minimum tangible net worth and maximum allowed capital expenditures.  The Company was in compliance with the financial covenants under its credit facility as of June 30, 2009.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd. (“Osborn”), has an available credit facility of approximately $6,804,000 (ZAR 50,000,000) to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. As of June 30, 2009, Osborn had no outstanding borrowings under the credit facility, but approximately $1,627,000 in performance bonds were guaranteed under the facility.  The facility is secured by Osborn's buildings and improvements, accounts receivable and cash balances and a $2,000,000 letter of credit issued by the Company.  The portion of the available facility not secured by the $2,000,000 letter of credit fluctuates monthly based upon the sum of (i) 75% of Osborn's accounts receivable plus (ii) total cash balances at the end of the prior month plus (iii) $1,495,000 allocated for buildings and improvements.  As of June 30, 2009, Osborn had available credit under the facility of approximately $5,177,000.  The facility, which was scheduled to expire on July 30, 2009, was renewed in July 2009 at similar terms, except that the credit facility was increased from ZAR 50,000,000 to ZAR 55,000,000 and the formula for calculating the maximum available borrowing was modified to include 100% of Osborn’s accounts receivables instead of the previous 75% limit.  Additionally, the new agreement has an unused facility fee of 0.793%.

The Company’s Australian subsidiary, Astec Australia Pty, Ltd. (“Astec Australia”) has an available credit facility to finance short-term working capital needs of approximately $2,272,000 (AUD 2,800,000), to finance foreign exchange dealer limit orders of approximately $2,029,000 (AUD 2,500,000) and to provide bank guarantees to others of approximately $162,000 (AUD 200,000).  The facility is secured by a $2,500,000 letter of credit issued by the Company.  No amounts were outstanding under the credit facility at June 30, 2009; however, $20,000 in performance bonds were guaranteed under the facility.

Net cash used by operating activities for the six months ended June 30, 2009 was $1,740,000, compared to cash provided by operating activities of $18,631,000 for the six months ended June 30, 2008, a decrease in operating cash flows of $20,371,000.  The primary reasons for the decrease in operating cash flows are a decrease in earnings of $23,475,000 and decreases in cash from customer deposits of $21,208,000 and cash from accounts payable of $22,420,000.  These decreases were partially offset by increases in cash from trade and other receivables of $7,986,000 and cash from inventories of $41,845,000.

Net cash used by investing activities for the six months ended June 30, 2009 was $8,863,000, compared to $14,143,000 for the six months ended June 30, 2008, a decline of $5,280,000.  The decrease in net cash used by investing activities is due to a reduction of $5,297,000 in capital expenditures in the first six months of 2009 compared to the same period last year.

Net cash provided by financing activities for the six months ended June 30, 2009 was $8,692,000, compared to $1,519,000 for the six months ended June 30, 2008, an increase of $7,173,000.  The increase is due to net borrowings of $8,482,000 under the Company’s credit facilities in the current year.  The Company did not borrow any funds under the credit facilities during the first six months of 2008.

Capital expenditures for 2009 are forecasted to total approximately $30,473,000.  The Company expects to finance these expenditures using currently available cash balances, internally generated funds and available credit under the Company’s credit facility.

The Company believes that its current working capital, cash flows generated from future operations and available capacity under its credit facilities will be sufficient to meet the Company's working capital and capital expenditure requirements through June 30, 2010.

Financial Condition
The Company’s current assets decreased to $387,054,000 at June 30, 2009 from $395,099,000 at December 31, 2008, a decrease of $8,045,000, or 2.0%.  The decrease is primarily attributable to a $19,066,000 decrease in inventory.  The decrease in inventory is due primarily to the sale of goods during the first six months of 2009 out of the inventory that was built up in the fourth quarter of 2008 in anticipation of the seasonal demand for the Company’s goods during the first half of the fiscal year.  The Company also reduced purchases of inventory during the first six months of 2009.  These decreases in inventory were partially offset by an increase in trade receivables, net of $14,128,000, which was primarily due to  heavy sales to customers on account in June 2009.

The Company’s combined short and long term investments, recorded at their fair value, increased by $1,571,000 to $12,498,000 at June 30, 2009 from $10,927,000 at December 31, 2008.  This increase is primarily attributed to purchases of investments at Astec Insurance Company.

The Company’s current liabilities decreased $27,997,000 from December 31, 2008 to June 30, 2009.  The primary decrease of $18,924,000 occurred in customer deposits and was due to the application of those previously collected funds to accounts receivable as the related equipment was shipped.  Accounts payable decreased $13,791,000 as a result of the Company’s reduction of inventory purchases during the first six months of 2009.  Accrued payroll and related liabilities decreased $4,030,000 and was primarily affected by decreases in the profit sharing accrual and accrued salaries and wages resulting from the Company’s staff reduction of approximately 600 employees since December 31, 2008.

Off-balance Sheet Arrangements
As of June 30, 2009, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Seasonality
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended June 30, 2009 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.  Based upon historical results of the past several years, 53% to 55% of the Company's business volume typically occurs during the first six months of the year.  During the usual seasonal trend, the first three quarters of the year are the Company's stronger quarters for business volume, with the fourth quarter normally being the weakest quarter.

Contractual Obligations
During the six months ended June 30, 2009, there were no substantial changes in our commitments or contractual liabilities.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.   The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of the Security Holders
Our annual meeting of stockholders was held on April 23, 2009.  At the annual meeting, the following matters were voted on with the following results:

Election of Directors
At the annual meeting, Daniel K. Frierson and Glen E. Tellock were elected to serve as Class II directors for three-year terms expiring at the 2012 annual meeting of stockholders.  The Company solicited proxies for the meeting pursuant to Regulation 14 under the Exchange Act, there was no solicitation in opposition to the Company’s nominees as listed in the Company’s definitive Proxy Statement dated March 5, 2009, and all such nominees were elected.

Voting results were as follows:

Name of Director	Votes For	Votes Withheld	Abstentions
Daniel K. Frierson	15,099,931	4,564,528	-
Glen E. Tellock	19,488,480	175,979	-

Ratification of the Company’s Independent Registered Public Accounting Firm
At the annual meeting, the stockholders ratified the appointment of Ernst and Young LLP by the Audit Committee of the Board of Directors of the Company as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.  Although such ratification is not required by the Company’s Bylaws or otherwise, the Board of Directors submitted the selection of Ernst & Young LLP to its shareholders for ratification as a matter of good corporate practice.  Voting results were as follows:

	Votes For	Votes Against	Abstentions
The ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2009	19,576,161	78,375	9,922

Item 6.  Exhibits

Exhibit No.		Description
31.1
Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
   of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
   of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	*
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the
  Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ASTEC INDUSTRIES, INC. (Registrant)

Date August 7, 2009	/s/ J. Don Brock
J. Don Brock Chairman of the Board and President (Principal Executive Officer)

Date August 7, 2009	/s/ F. McKamy Hall
F. McKamy Hall Chief Financial Officer, Vice President, and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
31.1
Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
  of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
  of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the
  Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.