Form 10-Q
period 2009-09-30
ASTEC INDUSTRIES INC
filed 2009-11-06
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
OR
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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at November 3, 2009
Common Stock, par value $0.20	22,549,572

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

Astec Industries, Inc. Condensed Consolidated Balance Sheets (in thousands)
	September 30, 2009 (unaudited)	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$36,149	$9,674
Trade receivables, net	62,568	71,630
Other receivables	2,465	3,531
Inventories	263,705	285,817
Prepaid expenses and other	11,094	13,747
Deferred income tax assets	10,973	10,700
Total current assets	386,954	395,099
Property and equipment, net	169,559	169,130
Investments	11,123	9,912
Goodwill	30,746	29,658
Other	8,032	9,013
Total assets	$606,414	$612,812
LIABILITIES AND EQUITY
Current liabilities:
Revolving lines of credit	$-	$3,427
Accounts payable	36,444	51,053
Accrued product warranty	8,673	10,050
Customer deposits	30,166	41,385
Accrued payroll and related liabilities	7,903	10,553
Accrued loss reserves	4,015	3,303
Other accrued liabilities	25,066	24,065
Total current liabilities	112,267	143,836
Deferred income tax liabilities	14,262	13,065
Other	14,125	15,877
Total liabilities	140,654	172,778
Shareholders’ equity	465,427	439,226
Noncontrolling interest	333	808
Total equity	465,760	440,034
Total liabilities and equity	$606,414	$612,812

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Operations (in thousands, except share and per share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$166,084	$237,443	$560,231	$778,218
Cost of sales	131,367	178,640	439,264	586,906
Gross profit	34,717	58,803	120,967	191,312
Selling, general, administrative and engineering expenses	30,433	34,269	93,466	106,638
Income from operations	4,284	24,534	27,501	84,674
Interest expense	66	276	418	528
Other income, net of expenses	471	260	1,614	1,099
Income before income taxes	4,689	24,518	28,697	85,245
Income taxes	1,320	8,512	10,157	30,593
Net income	3,369	16,006	18,540	54,652
Net income attributable to noncontrolling interest	25	44	16	99
Net income attributable to controlling interest	$3,344	$15,962	$18,524	$54,553

Earnings per common share
Net income attributable to controlling interest:
Basic	$0.15	$0.72	$0.83	$2.45
Diluted	$0.15	$0.71	$0.82	$2.41
Weighted average common shares outstanding:
Basic	22,453,073	22,289,973	22,439,635	22,270,121
Diluted	22,735,064	22,600,978	22,711,526	22,595,174

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$18,540	$54,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,158	12,840
Provision for doubtful accounts, net	782	161
Provision for inventory reserve	3,313	2,810
Provision for warranty reserve	8,048	14,114
Deferred compensation benefit	(536)	(573)
Trading securities transactions, net	(2,106)	(1,829)
Stock-based compensation	705	1,970
Tax benefit from stock option exercise	(44)	(416)
Deferred income tax provision (benefit)	692	(225)
(Gain) loss on sale and disposition of fixed assets	69	(39)
(Increase) decrease in:
Trade and other receivables	9,346	(6,586)
Inventories	18,547	(41,369)
Prepaid expenses and other	3,565	1,574
Other assets	709	(1,009)
Increase (decrease) in:
Accounts payable	(14,609)	275
Accrued product warranty	(9,425)	(11,633)
Customer deposits	(11,220)	(5,774)
Income taxes payable	369	2,174
Other accrued liabilities	(2,251)	950
Net cash provided by operating activities	38,652	22,067
Cash flows from investing activities:
Deposit on acquisition of Dillman Equipment, Inc.	-	(8,000)
Expenditures for property and equipment	(12,392)	(19,639)
Adjustment to purchase price of subsidiary company	(8)	-
Proceeds from sale of property and equipment	196	161
Net cash used by investing activities	(12,204)	(27,478)
Cash flows from financing activities:
Net repayments under revolving line of credit	(3,427)	--
Tax benefit from stock option exercise	44	416
Cash received from sale of minority shares of subsidiary	-	29
Cash paid for acquisition of minority shares of subsidiary	(639)	(28)
Supplemental Executive Retirement Plan transactions, net	(192)	(221)
Proceeds from issuance of common stock	840	1,261
Net cash provided (used) by financing activities	(3,374)	1,457
Effect of exchange rate changes	3,401	(1,843)
Net increase (decrease) in cash and cash equivalents	26,475	(5,797)
Cash and cash equivalents at beginning of period	9,674	34,636
Cash and cash equivalents at end of period	$36,149	$28,839

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc.
Condensed Consolidated Statement of Equity
For the Nine Months Ended September 30, 2009
(in thousands, except shares)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accum- ulated Other Compre- hensive Income (Loss)	Company Shares Held by SERP	Retained Earnings	Non- controlling Interest	Total Equity
Balance December 31, 2008	22,508,332	$4,502	$121,968	$(2,799)	$(1,966)	$317,521	$808	$440,034
Net income						18,524	16	18,540
Other comprehensive income:
Foreign currency translation adjustment				6,242			148	6,390
Change in unrecognized pension and post retirement benefit costs, net of tax				37				37
Comprehensive income							164	24,967
Stock incentive plan expense	6,547	1	704					705
Exercise of stock options	33,037	7	878					885
Purchase of subsidiary company stock							(639)	(639)
SERP transactions, net			19		(211)			(192)
Balance, September 30, 2009	22,547,916	$4,510	$123,569	$3,480	$(2,177)	$336,045	$333	$465,760

See Notes to Unaudited Condensed Consolidated Financial Statements

ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Astec Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2008.

The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued a statement clarifying how to measure assets and liabilities at fair value. This new guidance applies whenever another U.S. GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This statement also requires additional disclosures in both annual and quarterly reports.  Portions of the statement were effective for financial statements issued for fiscal years beginning after November 15, 2007, and the Company began applying those provisions effective January 1, 2008.  In February 2008, the FASB issued additional guidance which delayed the effective date of the provisions of the statement concerning all nonfinancial assets and nonfinancial liabilities for one year, except those recognized at fair value in the financial statements on a recurring basis. The Company adopted the delayed provisions of the statements as of January 1, 2009. The adoption of these statements did not have a significant impact on the Company’s financial statements.

In December 2007, the FASB issued two statements that impact the way companies account for business combinations and present earnings in their financial statements.   The first statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements which are intended to enable users to evaluate the nature and financial effects of a business combination. The second statement clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements.  Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. Both statements were effective for financial statements issued for fiscal years beginning after December 15, 2008, and the Company began applying these provisions effective January 1, 2009.  The adoption of these statements has not had a significant impact on the Company’s financial position or results of operations to date.

In March 2008, the FASB issued a statement which requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under U.S. GAAP and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted the provisions of the statement as of January 1, 2009. Because the statement applies only to financial statement presentation and disclosure, its adoption did not have a significant impact on the Company’s financial position or results of operations.

In April 2008, the FASB issued a pronouncement amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the new pronouncement is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The revised guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company will apply the provisions of the pronouncement for any new intangible assets acquired after January 1, 2009.  The adoption of this pronouncement has not had a significant impact on the Company’s financial position or results of operations to date.

In April 2009, the FASB issued a pronouncement that requires assets acquired and liabilities assumed in business combinations that arise from contingencies be recognized at fair value if fair value can reasonably be estimated.  The pronouncement further requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as a contingent consideration of the acquirer and should be initially and subsequently measured at fair value.  The new guidance was effective for business combinations on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  As such the Company began applying the provisions of this pronouncement on January 1, 2009.  The adoption of these provisions has not had a significant impact on the Company’s financial position or results of operations to date.

In April 2009, the FASB issued a pronouncement which affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active; and eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise.  The new guidance was effective for interim and annual periods ending after June 15, 2009.  The Company began applying the provisions of the pronouncement effective April 1, 2009.  The adoption of this pronouncement has not had a significant impact on the Company’s financial statements.

In April 2009, the FASB issued a pronouncement that changes existing guidance for determining whether an impairment is other than temporary for debt securities; replaces existing requirements that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert that it does not have the intent to sell the security and that it is more likely than not it will not have to sell the security before recovery of its cost basis; requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize the amount over the remaining life of the security; requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income; and requires a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income in certain instances.  The pronouncement was effective for interim and annual periods ending after June 15, 2009.  The Company began applying its provisions effective April 1, 2009.  The adoption of this pronouncement has not had a significant impact on the Company’s financial statements.

In April 2009, the FASB issued a pronouncement that requires an entity to provide disclosures about fair value of financial instruments in both interim and annual financial reports.  The statement was effective for interim and annual periods ending after June 15, 2009.  The Company began applying the new disclosure requirements in its June 30, 2009 financial statements.

In May 2009, the FASB issued a statement that sets forth general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The statement was effective for interim and annual periods ending after June 15, 2009.  The Company began applying its provision in its June 30, 2009 financial statements.  The adoption of this statement did not have a significant impact on the Company’s financial statements.

In June 2009 the FASB issued guidance which establishes the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the official single source of authoritative GAAP. All existing accounting standards are superseded by the Codification, and all other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification.  Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.  The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for interim and annual periods ending after September 15, 2009.  The Company adopted the provisions of the Codification beginning with this Quarterly Report on Form 10-Q.  The impact on the Company’s financial statements is limited to disclosures, as any future references to authoritative accounting literature will no longer reference the prior guidance descriptions.

In August 2009 the FASB issued additional guidance clarifying the measurement of liabilities at fair value. When a quoted price in an active market for the identical liability is not available, the amendments require that the fair value of a liability be measured using one or more of the listed valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs.  In addition the amendments clarify that when estimating the fair value of a liability, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  The amendment also clarifies how the price of a traded debt security (i.e., and asset value) should be considered in estimating the fair value of the issuer’s liability.  The amendments were effective immediately.  The adoption of this amendment did not have a significant impact on the Company’s financial statements.

In October 2009 the FASB issued guidance that supersedes certain previous rules relating to how a company allocates consideration to all of its deliverables in a multiple-deliverable revenue arrangement.  The revised guidance eliminates the use of the residual method of allocation in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration and alternatively requires that the relative-selling-price method be used in all circumstances in which an entity recognizes revenue for an arrangement with multiple-deliverables.  The revised guidance requires both ongoing disclosures regarding an entity’s multiple-element revenue arrangements as well as certain transitional disclosures during periods after adoption.  All entities must adopt the revised guidance no later than the beginning of their first fiscal year beginning on or after June 15, 2010 with earlier adoption allowed.  Entities may elect to adopt the guidance through either prospective application or through retrospective application to all revenue arrangements for all periods presented.  The Company plans to adopt the revised guidance effective January 1, 2010 and has not yet determined the impact, if any, the adoption will have on its financial statements.

Note 2.  Earnings per Share
Basic earnings per share is determined by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding during each period.  Diluted earnings per share include the dilutive effects of stock options and restricted stock units calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net income attributable to controlling interest	$3,344,000	$15,962,000	$18,524,000	$54,553,000
Denominator:
Denominator for basic earnings per share	22,453,073	22,289,973	22,439,635	22,270,121
Effect of dilutive securities:
Employee stock option & incentive plans	182,058	218,824	175,259	235,712
Supplemental Executive Retirement Plan	99,933	92,181	96,632	89,341
Denominator for diluted earnings per share	22,735,064	22,600,978	22,711,526	22,595,174

Net income attributable to controlling interest per share:
Basic	$0.15	$0.72	$0.83	$2.45
Diluted	$0.15	$0.71	$0.82	$2.41

A total of 1,801 and 1,840 options were antidilutive for the three months ended September 30, 2009 and 2008, respectively. A total of 1,814 and 1,334 options were antidilutive for the nine months ended September 30, 2009 and 2008, respectively. Antidilutive options are not included in the diluted earnings per share computation.

Note 3.  Receivables
Receivables are net of allowances for doubtful accounts of $2,159,000 and $1,496,000 as of September 30, 2009 and December 31, 2008, respectively.

Note 4.  Inventories
Inventories are stated at the lower of first-in, first-out cost or market and consist of the following:

	(in thousands)
	September 30, 2009	December 31, 2008
Raw materials and parts	$95,039	$116,254
Work-in-process	56,514	57,776
Finished goods	94,876	99,807
Used equipment	17,276	11,980
Total	$263,705	$285,817

The above inventory amounts are net of reserves totaling $16,428,000 and $13,157,000 as of September 30, 2009 and December 31, 2008, respectively.

Note 5.  Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation of $148,725,000 and $135,617,000 as of September 30, 2009 and December 31, 2008, respectively.

Note 6.  Fair Value Measurements
Current U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  The current guidance outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.  The Company has various financial instruments that must be measured on a recurring basis including marketable debt securities and a small amount of equity securities held by Astec Insurance Company (“Astec Insurance”), the Company’s captive insurance company, and marketable equity securities held in a Supplemental Executive Retirement Plan (“SERP”), an unqualified plan.  The financial assets held in the SERP also constitute a liability of the Company for financial reporting purposes.

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

As indicated in the table below, the Company has determined that its financial assets and liabilities at September 30, 2009 are level 1 and level 2 in the fair value hierarchy (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Trading equity securities	$2,416	$-	$-	$2,416
Trading debt securities	4,753	5,997	-	10,750
Total financial assets	$7,169	$5,997	$-	$13,166
Financial Liabilities:
SERP liabilities	$4,792	$-	$-	$4,792
Other	909	-	-	909
Total financial liabilities	$5,701	$-	$-	$5,701

The Company’s investments shown above consist of the following (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
September 30, 2009:
Trading equity securities	$2,250	$191	$25	$2,416
Trading debt securities	10,543	360	153	10,750
	$12,793	$551	$178	$13,166

December 31, 2008:
Trading equity securities	$2,875	$-	$423	$2,452
Trading debt securities	8,686	48	259	8,475
	$11,561	$48	$682	$10,927

Trading debt securities are comprised of marketable debt securities held by Astec Insurance. Astec Insurance has an investment strategy that focuses on providing regular and predictable interest income from a diversified portfolio of high-quality fixed income securities. At September 30, 2009 and December 31, 2008, $2,043,000 and $1,015,000, respectively, of trading debt securities were due to mature within twelve months and, accordingly, are included in other current assets in the accompanying balance sheets.  The financial liabilities related to the SERP shown above are included in other long term liabilities and the other financial liabilities are included in other accrued liabilities in the accompanying balance sheets.  During the nine months ended September 30, 2009 the Company recorded investment income of $220,000 from net unrealized gains on investments still held as of the end of the period.

Note 7.  Goodwill
At September 30, 2009 and December 31, 2008, the Company had goodwill in the amount of $30,746,000 and $29,658,000, respectively.

The changes in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2009 are as follows:
	Asphalt Group	Aggregate and Mining Group	(in thousands) Mobile Asphalt Paving Group	Underground Group	Other	Total
Balance December 31, 2008	$5,961	$16,244	$1,646	$-	$5,807	$29,658
Foreign currency translation	-	(170)	-	-	-	(170)
Balance March 31, 2009	5,961	16,074	1,646	-	5,807	29,488
Final accounting adjustment of Dillman acquisition	(39)	-	-	-	-	(39)
Foreign currency translation	-	536	-	-	-	536
Balance June 30, 2009	5,922	16,610	1,646	-	5,807	29,985
Foreign currency translation	-	761	-	-	-	761
Balance September 30, 2009	$5,922	$17,371	$1,646	$-	$5,807	$30,746

Note 8.  Debt
During April 2007, the Company entered into an unsecured credit agreement with Wachovia Bank, National Association (“Wachovia”), whereby Wachovia has extended to the Company an unsecured line of credit of up to $100,000,000, including a sub-limit for letters of credit of up to $15,000,000.

The Wachovia credit facility is unsecured and has an original term of three years (which is subject to further extensions as provided therein).  In February 2009, the Company exercised its right to extend the credit facility’s term for a one-year period to May 15, 2011.  An additional one year extension is available.  The interest rate for borrowings is a function of the Adjusted LIBOR Rate or Adjusted LIBOR Market Index Rate, as elected by the Company, plus a margin based upon a leverage ratio pricing grid ranging between 0.5% and 1.5%.  As of September 30, 2009 the applicable margin based upon the leverage ratio pricing grid was equal to 0.5%.  The unused facility fee is 0.125%.  The Wachovia credit facility requires no principal amortization and interest only payments are due, in the case of loans bearing interest at the Adjusted LIBOR Market Index Rate, monthly in arrears and, in the case of loans bearing interest at the Adjusted LIBOR Rate, at the end of the applicable interest period therefore.  The Wachovia credit agreement contains certain financial covenants related to minimum fixed charge coverage ratios, minimum tangible net worth and maximum allowed capital expenditures.  At September 30, 2009, the Company had no borrowings outstanding under the credit facility but did have letters of credit totaling $8,588,000 outstanding, resulting in additional borrowing availability of $91,412,000 on the Wachovia credit facility.  The Company was in compliance with the financial covenants under its credit facility as of September 30, 2009.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd. (“Osborn”), has an available credit facility of approximately $7,390,000 (ZAR 55,000,000) to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. As of September 30, 2009, Osborn had no outstanding borrowings under the credit facility, but approximately $3,516,000 in performance bonds were guaranteed under the facility.  The facility is secured by Osborn's buildings and improvements, accounts receivable and cash balances and a $2,000,000 letter of credit issued by the Company.  The portion of the available facility not secured by the $2,000,000 letter of credit fluctuates monthly based upon the sum of (i) Osborn's accounts receivable plus (ii) Osborn’s total cash balances at the end of the prior month, plus (iii) $1,487,000 allocated for buildings and improvements.  As of September 30, 2009, Osborn had available credit under the facility of approximately $3,874,000.  The agreement has an unused facility fee of 0.793%.

The Company’s Australian subsidiary, Astec Australia Pty, Ltd. (“Astec Australia”) has an available credit facility to finance short-term working capital needs of approximately $2,464,000 (AUD 2,800,000), to finance foreign exchange dealer limit orders of approximately $2,200,000 (AUD 2,500,000) and to provide bank guarantees to others of approximately $176,000 (AUD 200,000).  The facility is secured by a $2,500,000 letter of credit issued by the Company.  No amounts were outstanding under the credit facility at September 30, 2009; however $22,000 in performance bonds were guaranteed under the facility.

Note 9.  Product Warranty Reserves
Changes in the Company's product warranty liability for the three and nine-month periods ended September 30, 2009 and 2008 are as follows:

	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Reserve balance at the beginning of the period	$9,099	$9,757	$10,050	$7,827
Warranty liabilities accrued during the period	2,520	4,537	8,048	14,114
Warranty liabilities settled during the period	(2,994)	(3,986)	(9,581)	(11,633)
Other	48	-	156	-
Reserve balance at the end of the period	$8,673	$10,308	$8,673	$10,308

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

Note 10.  Accrued Loss Reserves
The Company accrues reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company.  The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events.  Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future.  Total accrued loss reserves were $8,313,000 at September 30, 2009 compared to $9,022,000 at December 31, 2008, of which $4,298,000 and $5,719,000 were included in other long-term liabilities at September 30, 2009 and December 31, 2008, respectively.

Note 11.  Uncertainty in Income Taxes
The Company reduced its reserve related to certain state tax positions that were favorably resolved in the third quarter of 2009 by $113,000.  The Company's liability recorded for uncertain tax positions as of September 30, 2009 has not otherwise changed significantly in amount or composition since December 31, 2008.

Note 12.  Segment Information
The Company has four reportable operating segments, which include the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group.  The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other non-related industries.  In early 2009, the segment introduced a new line of concrete mixing plants.  The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries.  The business units in the Mobile Asphalt Paving Group design, manufacture and market asphalt pavers, material transfer vehicles, milling machines and screeds.  The business units in the Underground Group design, manufacture and market a complete line of trenching equipment and directional drills for the underground construction market. Business units that do not meet the requirements for separate disclosure as operating segments are shown in the "All Others" category, including Peterson Pacific Corp. (“Peterson”), Astec Australia Pty Ltd., (“Astec Australia”), Astec Insurance Company and the parent company, Astec Industries, Inc.  Peterson designs, manufactures and markets whole-tree pulpwood chippers, horizontal grinders and blower trucks.  Astec Australia is the Australian and New Zealand distributor for equipment manufactured by Astec Industries, Inc.  Astec Insurance Company is a captive insurance provider.

	(amounts in thousands)
	Three Months Ended
	September 30, 2009
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$44,556	$55,865	$36,814	$16,939	$11,910	$166,084
Intersegment sales	2,700	8,449	2,774	114	-	14,037
Gross profit	10,769	12,691	9,148	784	1,325	34,717
Gross profit percent	24.2%	22.7%	24.8%	4.6%	11.1%	20.9%
Segment profit (loss)	$4,045	$2,811	$4,281	$(3,007)	$(4,505)	$3,625

	(amounts in thousands)
	Nine Months Ended
	September 30, 2009
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$197,385	$162,893	$105,077	$54,331	$40,545	$560,231
Intersegment sales	10,312	17,039	5,914	302	-	33,567
Gross profit	49,860	37,165	24,501	3,820	5,621	120,967
Gross profit percent	25.3%	22.8%	23.3%	7.0%	13.9%	21.6%
Segment profit (loss)	$27,325	$8,532	$10,632	$(9,589)	$(18,320)	$18,580

	(amounts in thousands)
	Three Months Ended
	September 30, 2008
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$56,658	$90,268	$27,993	$40,443	$22,081	$237,443
Intersegment sales	7,759	8,856	632	659	-	17,906
Gross profit	17,045	20,402	6,547	11,318	3,491	58,803
Gross profit percent	30.1%	22.6%	23.4%	28.0%	15.8%	24.8%
Segment profit (loss)	$10,675	$10,773	$1,465	$6,583	$(11,948)	$17,548

	(amounts in thousands)
	Nine Months Ended
	September 30, 2008
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$200,572	$273,753	$130,180	$109,298	$64,415	$778,218
Intersegment sales	16,352	20,373	3,813	3,586	-	44,124
Gross profit	54,652	66,087	32,696	26,728	11,149	191,312
Gross profit percent	27.2%	24.1%	25.1%	24.5%	17.3%	24.6%
Segment profit (loss)	$33,964	$32,942	$16,030	$11,972	$(38,724)	$56,184

A reconciliation of total segment profits to the Company's consolidated totals is as follows:

	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total segment profits	$3,625	$17,548	$18,580	$56,184
Net income attributable to noncontrolling interest in subsidiary	(25)	(44)	(16)	(99)
Elimination of intersegment profit	(256)	(1,542)	(40)	(1,532)
Net income attributable to controlling interest	$3,344	$15,962	$18,524	$54,553

Note 13.  Contingent Matters
Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of approximately $6,181,000 and $241,000 at September 30, 2009 and December 31, 2008, respectively.  At September 30, 2009, the maximum potential amount of future payments for which the Company would be liable is equal to $6,181,000.  Because the Company does not believe it will be called on to fulfill any of these contingencies, the carrying amount on the balance sheets of the Company for these contingent liabilities is zero.  Any potential losses under these arrangements due to customer defaults would be significantly mitigated through the remarketing of the equipment.

The Company is contingently liable under letters of credit totaling approximately $8,588,000 as of September 30, 2009, including a $2,500,000 and a $2,000,000 letter of credit issued on behalf of Astec Australia and Osborn, respectively, two of the Company’s foreign subsidiaries.  The outstanding letters of credit expire at various dates through November 2010.  As of September 30, 2009, Osborn is contingently liable for a total of $3,516,000, Astec Australia is contingently liable for $22,000 in performance and retention bonds and Astec Insurance is contingently liable for an outstanding letter of credit in the amount of $2,260,000.  As of September 30, 2009, the maximum potential amount of future payments under these letters of credit and bonds for which the Company could be liable is approximately $9,886,000 net of intercompany letters of credit discussed above.

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

The Company has received notice that Johnson Crushers International, Inc. is subject to an enforcement action brought by the U.S. Environmental Protection Agency (EPA) and the Oregon Department of Environmental Quality related to an alleged failure to comply with federal and state air permitting regulations. Each agency is expected to seek sanctions that will include monetary penalties. No penalties have yet been proposed. The Company believes that it has cured the alleged violations and is cooperating fully with the regulatory agencies. At this stage of the investigations, the Company is unable to predict the outcome or the amount of any such sanctions or monetary penalties that may be assessed.

The Company also has received notice from the EPA that it may be responsible for a portion of the costs incurred in connection with an environmental cleanup in Illinois. The discharge of hazardous materials and associated cleanup relate to activities occurring prior to the Company’s acquisition of Barber-Greene in 1986. The Company believes that over 300 other parties have received similar notices. At this time, the Company cannot predict whether the EPA will seek to hold the Company liable for a portion of the cleanup costs or the amount of any such liability.

The Company has not recorded a liability with respect to either matter because no estimates of the amount of any such liabilities can be made at this time.

Note 14.  Stock-based Compensation
Under terms of the Company’s stock option plans, officers and certain other employees have been granted options to purchase the Company’s common stock at no less than 100% of the market price on the date the option was granted.  The Company has reserved unissued shares of common stock for exercise of outstanding non-qualified options and incentive options of officers and employees of the Company and its subsidiaries at prices determined by the Board of Directors.  In addition, a Non-employee Directors Stock Incentive Plan has been established to allow non-employee directors to have a personal financial stake in the Company through an ownership interest.  Directors may elect to receive their compensation in cash, common stock, deferred stock or stock options.  For 2009, all the directors elected to receive their compensation in either common stock or deferred stock.  The shares reserved under the 1998 Long-term Incentive Plan and the 1998 Non-employee Directors Stock Plan total 290,295 and 155,025, respectively, as of September 30, 2009.  The fair value of stock awards granted to non-employee directors totaled $49,000 for each of the three-month periods ended September 30, 2009 and 2008.  The fair value of stock awards granted to non-employee directors totaled $161,000 and $133,000 for the nine-month periods ended September 30, 2009 and 2008, respectively.  Options granted under the Non-employee Directors Stock Incentive Plan vest and become fully exercisable immediately.  All stock options have a ten-year term. All granted options were vested prior to December 31, 2006; therefore, no stock option expense was recorded in the nine months ended September 30, 2009 and 2008, and there are no unrecognized compensation costs related to stock options previously granted as of those dates.

In August 2006, the Compensation Committee of the Board of Directors implemented a five-year plan to award key members of management restricted stock units each year. The details of the plan were formulated under the 2006 Incentive Plan approved by the Company’s shareholders in their annual meeting held in April 2006. The plan allows up to 700,000 shares to be granted to employees.  Units granted each year will be determined based upon the performance of individual subsidiaries and consolidated annual financial performance. Additional units may be granted in 2011 based upon five-year cumulative performance.  Each award will vest at the end of five years from the date of grant, or at the time a recipient reaches age 65, if earlier. The cumulative change in the fair value of awards due to changes in the estimated number of shares to be granted and changes in the per share value of fair value of awards prior to the grant date are booked in the period the change in estimate occurs. Compensation expense of $(43,000) and $545,000 has been recorded in the three and nine-month periods ended September 30, 2009, respectively, to reflect the fair value of the total shares amortized over the portion of the vesting period occurring during the periods.  Compensation expense of $494,000 and $1,837,000 has been recorded in the three and nine-month periods ended September 30, 2008, respectively, to reflect the fair value of the total shares amortized over the portion of the vesting period occurring during the periods.

Note 15.  Seasonality
Based upon historical results of the past several years, 75% to 80% of the Company's annual revenues typically occur during the first nine months of the year.  During the usual seasonal trend, the first three quarters of the year are the Company's stronger quarters for sales volume, with the fourth quarter normally being the weakest quarter.

Note 16.  Comprehensive Income
The components of total comprehensive income attributable to controlling interest for the three and nine months ended September 30 is presented below:

	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$3,369	$16,006	$18,540	$54,652
Change in unrecognized pension and post retirement benefit costs, net of tax	(9)	(83)	37	(24)
Unrealized gain on available for sale securities, net of tax	-	5,005	-	4,581
Foreign currency translation adjustments	2,292	(1,351)	6,390	(3,283)
Comprehensive income	5,652	19,577	24,967	55,926
Comprehensive income (loss) attributable to noncontrolling interest	28	9	164	(49)
Comprehensive income attributable to controlling interest	$5,624	$19,568	$24,803	$55,975

Note 17.  Other Income, net of expenses
Other income, net of expenses for the three months and nine months ended September 30 is presented below:

	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income	$196	$268	$463	$907
Gain (loss) on investments	277	(327)	470	(392)
Gain (loss) on foreign currency transactions	(84)	120	284	164
Other	82	199	397	420
Total	$471	$260	$1,614	$1,099

Note 18.  Derivative Financial Instruments
The Company is exposed to certain risks relating to its ongoing business operations.   The primary risk managed by using derivative instruments is foreign currency risk.  From time to time the Company’s foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.  The fair value of the derivative financial instrument is recorded on the Company’s balance sheet and is adjusted to fair value at each measurement date based on the contractual forward exchange rate and the forward exchange rate at the measurement date.  The changes in fair value are recognized in the consolidated statements of operation in the current period.  The Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes.  The Company reported $909,000 of derivative liabilities in other accrued liabilities at September 30, 2009.   There were no significant derivative financial instruments at December 31, 2008.  The Company recognized losses on the change in fair value of derivative financial instruments of $156,000 and $872,000 for the three and nine months ended September 30, 2009.   There were no gains or losses recognized on derivative financial instruments in the same periods in 2008.  There were no derivatives that qualified for hedge accounting at September 30, 2009 or December 31, 2008.

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

Note 20.  Subsequent Events
U.S. GAAP indicates that management should evaluate subsequent events through the date the Company’s financial statements are issued or available to be issued, which for public companies, is typically the date the financial statements are filed with the Securities and Exchange Commission.  As such, management has evaluated events occurring between September 30 and November 6, 2009 for proper recording or disclosure in these financials statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words “will,” “would,” “should,” “could,” “may,” “believes,” “anticipates,” “intends,” “forecasts” and “expects” and similar expressions.  Such forward-looking statements include, without limitation, statements regarding the Company's expected sales and results of operations during 2009, the Company's expected capital expenditures in 2009, the expected benefit and impact of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through September 30, 2010, the impact of the enactment of the American Recovery and Reinvestment Act of 2009 (“ARRA”) or any future state or federal funding for transportation construction programs, the need for road improvements, the impact of other public sector spending and funding mechanisms, changes in the economic environment as it affects the Company, the timing and impact of changes in the economy, the market confidence of customers and dealers, the Company being called upon to fulfill certain contingencies, the expected dates of granting of restricted stock units, changes in interest rates and the impact of such changes on the financial results of the Company, changes in the prices of steel and oil, the ability of the Company to offset future changes in prices in raw materials, the change in the level of the Company's presence and sales in international markets, the seasonality of the Company’s business, the percentage of the Company’s equipment sold directly to end users rather than distributors, the amount or value of unrecognized tax benefits, the Company’s discussion of its critical accounting policies and the ultimate outcome of the Company's current claims and legal proceedings.

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

The Company has 14 manufacturing companies, 13 of which fall within four reportable operating segments, which include the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group. The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other unrelated industries. In early 2009, this segment introduced a new line of concrete mixing plants. The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries. In September 2009 this segment acquired a small company with unique machine technology used to make wood pellets.  The Company began production of the new pellet production equipment in October 2009.  The business units in the Mobile Asphalt Paving Group design, manufacture and market asphalt pavers, material transfer vehicles, milling machines, stabilizers and screeds. The business units in the Underground Group design, manufacture and market a complete line of trenching equipment, directional drills and auger boring machines for the underground construction market as well as vertical drills for gas and oil field development. The Company also has one other category that contains the business units that do not meet the requirements for separate disclosure as an operating segment. The business units in the Other category include Peterson Pacific Corp. (Peterson), Astec Australia Pty Ltd. (Astec Australia), Astec Insurance Company and Astec Industries, Inc., the parent company.  Peterson designs, manufactures and markets whole-tree pulpwood chippers, horizontal grinders and blower trucks.  Astec Australia is the Australian and New Zealand distributor of equipment manufactured by Astec Industries, Inc.  Astec Insurance Company is a captive insurance provider.

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

In August 2005, President Bush signed into law Safe, Accountable, Flexible and Efficient Transportation Equity Act - A Legacy for Users (“SAFETEA-LU”), which authorized appropriation of $286.5 billion in guaranteed federal funding for road, highway and bridge construction, repair and improvement of the federal highways and other transit projects for federal fiscal years October 1, 2004 through September 30, 2009. The Company believes that federal highway funding such as SAFETEA-LU significantly influences the purchasing decisions of the Company’s customers who are more comfortable making purchasing decisions with such legislation in place. Federal funding provides for approximately 25% of highway, street, roadway and parking construction funding in the United States.

SAFETEA-LU funding expired on September 30, 2009 and federal transportation funding is currently operating on short term appropriations at the most recent approved funding levels until mid-December. The current bill marks the second continuation of federal government funding at last year’s levels, a move made necessary because Congress has still been unable to complete its appropriations work from fiscal 2009.  The U.S. government is currently considering two proposals regarding federal appropriation of funds for highway construction. The first proposal, which is favored by the Obama administration and the Senate, consists of an eighteen-month extension of the current SAFETEA-LU funding levels, approximately $41 billion per year.  The second proposal, which is favored by the House of Representatives, consists of the adoption of a new six-year highway bill that would appropriate approximately $450 billion in federal funding for road, highway and bridge construction and repair, with $337 billion allocated to the construction and repair of highways.  The adoption of the proposed highway bill would result in an increase of approximately $15 billion in federal funding per year as compared to the current amount of federal funding under SAFETEA-LU.

On February 17, 2009, President Obama signed into law ARRA, which authorizes the expenditure of approximately $27.5 billion in federal funding for highway and bridge construction activities. These funds are in addition to the $41.2 billion apportioned to the federal highway program under SAFETEA-LU for fiscal year 2009. The measure required the funding to be apportioned to the states within 21 days of the bill’s enactment. Half of the funds were required to be obligated by the states within 120 days with the remaining portion required to be under contract one year after the bill’s enactment. The bill also provided for favorable tax policies regarding the deduction of certain expenses relating to the purchase of business equipment.

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

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and its impact on customers’ purchase decisions and the price of steel may each affect the Company’s financial performance. Economic downturns, like the one experienced from 2001 through 2003, and the current downturn that began in late 2008, generally result in decreased purchasing by the Company’s customers, which, in turn, causes reductions in sales and increased pricing pressure on the Company’s products. Rising interest rates typically have the effect of negatively impacting customers’ attitudes toward purchasing equipment. The Federal Reserve has maintained historically low interest rates in response to the current economic downturn, and the Company expects only slight changes, if any, in interest rates in the remainder of 2009 and does not expect such changes to have a material impact on the financial results of the Company.

Significant portions of the Company’s revenues relate to the sale of equipment involved in the production, handling and installation of asphalt mix. A major component of asphalt is oil. An increase in the price of oil increases the cost of providing asphalt, which is likely to decrease demand for asphalt and therefore decrease demand for certain Company products. While increasing oil prices may have a negative financial impact on the Company’s customers, the Company’s equipment can use a significant amount of recycled asphalt pavement, thereby mitigating the cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt mix. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. The Company’s customers appear to be adapting their prices in response to the fluctuating oil prices, and the fluctuations did not appear to significantly impair equipment purchases in 2008 and the first nine months of 2009. The Company expects oil prices to continue to fluctuate in the remainder of 2009 but does not believe the fluctuation will have a significant impact on customers’ buying decisions.

Contrary to the negative impact of higher oil prices on many of the Company’s products as discussed above, sales of several of the Company’s products, including products manufactured by the Underground segment which are used to drill for oil and natural gas and install oil and natural gas pipelines, would benefit from higher oil and natural gas prices, to the extent that such higher prices lead to further development of oil and natural gas production.

Steel is a major component in the Company’s equipment. Steel prices increased significantly during the first eight months of 2008, and the Company increased sales prices during 2008 to offset these rising steel costs. Late in the third quarter of 2008, steel prices began to retreat from their 2008 highs. Steel pricing declined sharply in the fourth quarter of 2008 and the first quarter of 2009.  Favorable pricing continued through the first nine months of 2009, and we expect pricing levels throughout the remainder of 2009 to remain well below the peak levels reached in the third quarter of 2008. However, steel prices may increase moderately during the remainder of 2009 due to reduced mill output and reductions in automotive and appliance output, which in turn reduce the amount of high-quality scrap, a prime input factor for steel pricing.  Although the Company would institute price increases in response to rising steel and component prices, if the Company is not able to raise the prices of its products enough to cover increased costs, the Company’s financial results will be negatively affected. If the Company sees increases in upcoming steel prices, it will take advantage of buying opportunities to offset such future pricing where possible.

In addition to the factors stated above, many of the Company’s markets are highly competitive, and its products compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. During most of 2008, the reduced value of the dollar relative to many foreign currencies and the positive economic conditions in certain foreign economies had a positive impact on the Company’s international sales. During the latter months of 2008, the dollar began to strengthen as the current economic recession began to have an impact around the world.  During the first quarter of 2009, the dollar stabilized somewhat but at a stronger position than in the first nine months of 2008.  This had a negative impact on the Company’s international sales during the first half of 2009 even though the dollar began to weaken in the second quarter of 2009 and has remained relatively weak compared to other major currencies through the third quarter of 2009.  The Company expects the dollar to fluctuate but remain relatively weak for the remainder of 2009.

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

Results of Operations
For the three months ended September 30, 2009, net sales decreased $71,359,000, or 30.1%, to $166,084,000 from $237,443,000 for the three months ended September 30, 2008.  Sales are generated primarily from new equipment purchases made by customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development.  The overall decline in sales for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 is reflective of the weak overall economic conditions, both domestic and international.  For the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008, (1) net sales for the Asphalt Group decreased approximately $12,102,000, or 21.4%; (2) net sales for the Aggregate and Mining Group decreased approximately $34,403,000, or 38.1%; (3) net sales for the Underground Group decreased approximately $23,504,000, or 58.1%; and (4) net sales for the Mobile Asphalt Paving Group increased approximately $8,821,000, or 31.5%.  The Company believes that in addition to a weak third quarter experienced by the Mobile Asphalt Paving Group in 2008, the Group was also the beneficiary of government stimulus spending in the third quarter of 2009, resulting in the increase in sales for the segment.  Consolidated parts sales for the quarter ended September 30, 2009 were $46,146,000, compared to $54,865,000 for the quarter ended September 30, 2008, for a decrease of $8,719,000, or 15.9%.

For the nine months ended September 30, 2009, net sales decreased $217,987,000, or 28.0%, to $560,231,000 from $778,218,000 for the nine months ended September 30, 2008.  Sales are generated primarily from new equipment purchases made by customers for use in construction for privately funded infrastructure development and public sector spending on infrastructure development.  The overall decline in sales for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 is reflective of the weak overall economic conditions, both domestic and international.  A stronger dollar during the first quarter of 2009 also negatively impacted international sales for the nine months ended September 30, 2009, even though the dollar weakened during the second and third quarters of 2009.  For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, (1) net sales for the Asphalt Group decreased approximately $3,187,000, or 1.6%; (2) net sales for the Aggregate and Mining Group decreased approximately $110,860,000, or 40.5%; (3) net sales for the Underground Group decreased approximately $54,967,000, or 50.3%; and (4) net sales for the Mobile Asphalt Paving Group decreased approximately $25,103,000, or 19.3%.  The Company believes that, although sales are down in all segments for the nine months ended September 30, 2009 compared to the same period in 2008, the Asphalt Group and the Mobile Asphalt Paving Group benefited somewhat from federal stimulus spending in 2009 resulting in smaller declines in sales for those segments compared to the Aggregate and Mining Group and the Underground Group.  Parts sales for the nine months ended September 30, 2009 were $136,188,000, compared to $157,953,000 for the nine months ended September 30, 2008, for a decrease of $21,765,000, or 13.8%.

For the quarter ended September 30, 2009 compared to the same quarter in 2008, domestic sales decreased 25.2% from $135,270,000 to $101,241,000.  Domestic sales for the third quarter of 2009 compared to the third quarter of 2008 increased in the Mobile Asphalt Paving Group by 49.6%, while the Aggregate and Mining, Underground and Asphalt Group segments experienced declines of 26.9%, 66.2% and 33.7%, respectively.  The Company believes that in addition to a weak third quarter experienced by the Mobile Asphalt Paving Group in 2008, the Group was also the beneficiary of government stimulus spending in the third quarter of 2009, resulting in the increase in domestic sales for the segment.  Domestic sales accounted for 61.0% of sales and international sales accounted for 39.0% of sales for the three months ended September 30, 2009, compared to 57.0% for domestic sales and 43.0% for international sales for three months ended September 30, 2008.  Domestic sales were impacted by weakened economic conditions in the U.S.

For the nine months ended September 30, 2009 compared to the same period in 2008, domestic sales decreased 26.1% from $490,542,000 to $362,422,000.  Domestic sales increased in the Asphalt Group by 5.1%, while the Aggregate and Mining, Underground and Mobile Asphalt Paving segments experienced declines of 45.0%, 61.6% and 9.1%, respectively.  The increase in domestic sales in the Asphalt Group primarily resulted from sales by Dillman, which was acquired in October 2008.  Domestic sales accounted for 64.7% of sales and international sales accounted for 35.3% of sales for the nine months ended September 30, 2009, compared to 63.0% for domestic sales and 37.0% for international sales for same period in 2008.  Domestic sales were impacted by weakened economic conditions in the U.S.

International sales for the three months ended September 30, 2009, compared to the same period of 2008 decreased $37,331,000, or 36.5%, from $102,173,000 to $64,842,000.  International sales for the third quarter of 2009 decreased in all geographic areas except for Canada.  The Company believes the decrease in the overall level of international sales is the result of the weak economic conditions in most foreign markets.  Compared to the same quarter in 2008, international sales increased 3.0% in the Mobile Asphalt Paving segment and decreased 43.7% in the Aggregate and Mining segment, 51.1% in the Underground segment and 9.3% in the Asphalt Group segment.  The Mobile Asphalt Paving Group was the beneficiary of increased highway construction spending in Canada.

International sales for the nine months ended September 30, 2009, compared to the same period of 2008, decreased $89,867,000, or 31.2%, from $287,676,000 to $197,809,000.  International sales for the first nine months of 2009 decreased in all geographic areas except the West Indies.  The Company believes the decrease in the overall level of international sales is the result of the weak economic conditions in most foreign markets and the volatility of the U.S. dollar during the first nine months of 2009.  Compared to the same nine-month period in 2008, international sales decreased 42.6% in the Mobile Asphalt Paving Group, 29.5% in the Asphalt Group, 38.4% in the Underground Group and 30.8% in the Aggregate and Mining Group.

Gross profit for the three months ended September 30, 2009 decreased $24,086,000, or 41.0%, to $34,717,000 from $58,803,000 for the three months ended September 30, 2008.  Gross profit as a percentage of sales decreased 390 basis points to 20.9% from 24.8%.  The primary reason for the decrease in gross margin as a percent of sales is reduced plant utilization due to lower production volumes.

Gross profit for the nine months ended September 30, 2009 decreased $70,345,000, or 36.8%, to $120,967,000 from $191,312,000 for the nine months ended September 30, 2008.  Gross profit as a percentage of sales decreased 300 basis points to 21.6% from 24.6%.  The primary reason for the decrease in gross margin as a percent of sales is reduced plant utilization due to lower production volumes.

For the quarter ended September 30, 2009 compared to the same period in 2008, gross profit for the Asphalt Group decreased to $10,769,000 compared to $17,045,000, and gross profit as a percentage of sales decreased from 30.1% to 24.2%, or 590 basis points.  The Asphalt Group experienced a 21.4% drop in sales in the third quarter of 2009 compared to the same period in 2008.

For the quarter ended September 30, 2009 compared to the same period in 2008, gross profit for the Aggregate and Mining Group decreased to $12,691,000 from $20,402,000, a decrease of $7,711,000 or 37.8% and gross profit as a percentage of sales increased from 22.6% to 22.7%, or 10 basis points.  The Aggregate and Mining Group was impacted by a 38.1% decrease in sales during the third quarter of 2009 compared to the third quarter of 2008.

For the quarter ended September 30, 2009 compared to the same period in 2008, gross profit for the Mobile Asphalt Paving Group increased from $6,547,000 to $9,148,000, an increase of $2,601,000, or 39.7%, resulting in an increase in gross profit as a percentage of sales from 23.4% to 24.8%, or 140 basis points.  This group experienced a 31.5% increase in sales in the third quarter of 2009 compared to the third quarter of 2008.

For the quarter ended September 30, 2009 compared to the same period in 2008, gross profit for the Underground Group decreased from $11,318,000 to $784,000, a decrease of $10,534,000, or 93.1%, resulting in a decrease in gross profit as a percentage of sales from 28.0% to 4.6%.  The Underground Group experienced a decline in sales of 58.1% in the third quarter of 2009 compared to the third quarter of 2008, resulting in significantly reduced plant utilization.

For the nine months ended September 30, 2009 compared to the same period in 2008, gross profit for the Asphalt Group decreased to $49,860,000 compared to $54,652,000, a decrease of $4,792,000, or 8.8%,and gross profit as a percentage of sales decreased from 27.2% to 25.3%, or 190 basis points.  This decrease in gross profit as a percent of sales is primarily due to significant underutilization of Dillman’s manufacturing facility which was acquired in October 2008.

For the nine months ended September 30, 2009 compared to the same period in 2008, gross profit for the Aggregate and Mining Group decreased to $37,165,000 from $66,087,000, a decrease of $28,922,000, or 43.8%, and gross profit as a percentage of sales decreased from 24.1% to 22.8%, or 130 basis points.  This decrease in gross profit corresponds to the 40.5% decrease in sales for the same period.

For the nine months ended September 30, 2009 compared to the same period in 2008, gross profit for the Mobile Asphalt Paving Group decreased from $32,696,000 to $24,501,000, a decrease of $8,195,000, or 33.4%, resulting in a decrease in gross profit as a percentage of sales from 25.1% to 23.3%, or 180 basis points.  This group experienced a 19.3% decrease in sales in the first nine months of 2009 compared to the first nine months of 2008.

For the nine months ended September 30, 2009 compared to the same period in 2008, gross profit for the Underground Group decreased from $26,728,000 to $3,820,000, a decrease of $22,908,000, or 85.7%, resulting in a decrease in gross profit as a percentage of sales from 24.5% to 7.0%, or 2,380 basis points.  The Underground Group experienced a decline in sales of 50.3% in the first nine months of 2009 compared to the same period in 2008 resulting in significantly reduced plant utilization.

Selling, general, administrative and engineering expenses for the quarter ended September 30, 2009 were $30,433,000, or 18.3% of net sales, compared to $34,269,000, or 14.4% of net sales, for the quarter ended September 30, 2008, a decrease of $3,836,000, or 11.2%.  The decrease in selling, general, administrative and engineering expenses for the three months ended September 30, 2009, compared to the same period of 2008, was primarily due to a decrease in payroll related expenses of $1,680,000, a decrease in commission expense of $810,000, a decrease in stock based compensation of $537,000 and a decrease in profit sharing expense of $496,000.

Selling, general, administrative and engineering expenses for the nine months ended September 30, 2009 were $93,466,000, or 16.7% of net sales, compared to $106,638,000, or 13.7% of net sales, for the same period in 2008, a decrease of $13,172,000, or 12.4%.  The decrease in selling, general, administrative and engineering expenses for the nine months ended September 30, 2009, compared to the same period of 2008, was primarily due to the absence in 2009 of exhibit expenses of $3,618,000 related to ConExpo, a triennial trade show, which occurred in early 2008.  In addition, profit sharing expense decreased $3,198,000, commission expense decreased $2,945,000, payroll related expenses decreased $3,721,000 and stock based compensation expense decreased $1,293,000 in the nine months ended September 30, 2009 compared to the same period in 2008.

For the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008, interest expense decreased $210,000, or 76.1%, to $66,000 from $276,000.  The decrease in interest expense for the three months ended September 30, 2009 over the same period in 2008 related primarily to interest on state tax settlements incurred in 2008.

For the nine months ended September 30, 2009 compared to the same period in 2008, interest expense decreased $110,000, or 20.8%, to $418,000 from $528,000.  The decrease in interest expense for the nine months ended September 30, 2009 over the same period in 2008 related primarily to interest on state tax settlements incurred in 2008.

Other income, net was $471,000 for the quarter ended September 30, 2009 compared to other income, net of $260,000 for the quarter ended September 30, 2008, an increase of $211,000.  The change in other income, net was primarily due to increased gains on trading securities investments held by Astec Insurance, offset by higher losses on foreign currency translation adjustments.

Other income, net was $1,614,000 for the nine months ended September 30, 2009 compared to other income, net of $1,099,000 for the same period in 2008, an increase of $515,000.  The increase in other income, net was primarily due to increased gains on trading securities investments held by Astec Insurance as well as increased gains on foreign currency translation adjustments.

For the three months ended September 30, 2009, the Company recorded income tax expense of $1,320,000, compared to income tax expense of $8,512,000 for the three months ended September 30, 2008.  The effective tax rates for the three months ended September 30, 2009 and 2008 were 28.2% and 34.7%, respectively.  The decline in the overall tax rate is primarily due to the recognition of tax benefits related to the finalization of the Company’s 2008 tax returns as well as the reduction of the FIN 48 reserve related to certain state tax positions that were favorably resolved in the third quarter of 2009.

For the nine months ended September 30, 2009, the Company recorded income tax expense of $10,157,000, compared to income tax expense of $30,593,000 for the nine months ended September 30, 2008.  The effective tax rates for the nine months ended September 30, 2009 and 2008 were 35.4% and 35.9%, respectively.

For the three months ended September 30, 2009, the Company had net income attributable to controlling interest of $3,344,000, compared to net income attributable to controlling interest of $15,962,000 for the three months ended September 30, 2008, a decrease of $12,618,000, or 79.1%.  Earnings per diluted share for the three months ended September 30, 2009 were $0.15, compared to $0.71 for the three months ended September 30, 2008, a decrease of $0.56, or 78.9%.  Diluted shares outstanding for the three months ended September 30, 2009 and 2008 were 22,735,064 and 22,600,978, respectively.  The increase in shares outstanding is primarily due to the exercise of stock options by employees of the Company.

For the nine months ended September 30, 2009, the Company had net income attributable to controlling interest of $18,524,000, compared to net income attributable to controlling interest of $54,553,000 for the nine months ended September 30, 2008, a decrease of $36,029,000, or 66.0%.  Earnings per diluted share for the nine months ended September 30, 2009 were $0.82, compared to $2.41 for the nine months ended September 30, 2008, a decrease of $1.59, or 66.0%.  Diluted shares outstanding for the nine months ended September 30, 2009 and 2008 were 22,711,526 and 22,595,174, respectively.  The increase in shares outstanding is primarily due to the exercise of stock options by employees of the Company.

The backlog of orders at September 30, 2009 was $144,282,000 compared to $261,855,000 at September 30, 2008, a decrease of $117,573,000, or 44.9%. The decrease in the backlog of orders at September 30, 2009 compared to September 30, 2008 related primarily to a decrease in domestic backlog of $76,648,000.  International backlog at September 30, 2009 was $74,725,000 compared to $115,650,000 at September 30, 2008, a decrease of $40,925,000, or 35.4%.  The Company is unable to determine whether the decline in backlogs was experienced by the industry as a whole.  The backlog at September 30, 2009 decreased primarily in the Asphalt group and the Aggregate and Mining group.

Liquidity and Capital Resources
The Company’s primary sources of liquidity and capital resources are its cash on hand, investments, borrowing capacity under a $100 million revolving credit facility and cash flows from operations. The Company had $36,149,000 of cash available for operating purposes as of September 30, 2009.  In addition, the Company had no borrowings outstanding under its credit facility with Wachovia Bank, National Association (“Wachovia”) as of September 30, 2009, resulting in borrowing availability under the credit facility of $91,412,000, which amount is net of letters of credits of $8,588,000.

During April 2007, the Company entered into an unsecured credit agreement with Wachovia, whereby Wachovia extended to the Company an unsecured line of credit of up to $100 million including a sub-limit for letters of credit of up to $15 million.  The Wachovia credit facility is unsecured and has an original term of three years (which is subject to further extensions as provided therein).  In February 2009, the Company exercised its right to extend the credit facility’s term for a one-year period to May 15, 2011.  An additional one year extension is available.  The interest rate for borrowings is a function of the Adjusted LIBOR Rate or Adjusted LIBOR Market Index Rate, as elected by the Company, plus a margin based upon a leverage ratio pricing grid ranging between 0.5% and 1.5%.  As of September 30, 2009 the applicable margin based upon the leverage ratio pricing grid was equal to 0.5%.  The unused facility fee is 0.125%.  The Wachovia credit facility requires no principal amortization and interest only payments are due, in the case of loans bearing interest at the Adjusted LIBOR Market Index Rate, monthly in arrears and, in the case of loans bearing interest at the Adjusted LIBOR Rate, at the end of the applicable interest period therefore.  The Wachovia credit agreement contains certain financial covenants related to minimum fixed charge coverage ratios, minimum tangible net worth and maximum allowed capital expenditures.  The Company was in compliance with the financial covenants under its credit facility as of September 30, 2009.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd. (“Osborn”), has an available credit facility of approximately $7,390,000 (ZAR 55,000,000) to finance short-term working capital needs, as well as to cover the short-term establishment of letter of credit performance guarantees. As of September 30, 2009, Osborn had no outstanding borrowings under the credit facility, but approximately $3,516,000 in performance bonds were guaranteed under the facility.  The facility is secured by Osborn's buildings and improvements, accounts receivable and cash balances and a $2,000,000 letter of credit issued by the Company.  The portion of the available facility not secured by the $2,000,000 letter of credit fluctuates monthly based upon the sum of (i) Osborn's accounts receivable plus (ii) Osborn’s total cash balances at the end of the prior month, plus (iii) $1,487,000 allocated for buildings and improvements.  As of September 30, 2009, Osborn had available credit under the facility of approximately $3,874,000.  The agreement has an unused facility fee of 0.793%.

The Company’s Australian subsidiary, Astec Australia Pty, Ltd. (“Astec Australia”) has an available credit facility to finance short-term working capital needs of approximately $2,464,000 (AUD 2,800,000), to finance foreign exchange dealer limit orders of approximately $2,200,000 (AUD 2,500,000) and to provide bank guarantees to others of approximately $176,000 (AUD 200,000).  The facility is secured by a $2,500,000 letter of credit issued by the Company.  No amounts were outstanding under the credit facility at September 30, 2009; however $22,000 in performance bonds were guaranteed under the facility.

Net cash provided by operating activities for the nine months ended September 30, 2009 was $38,652,000, compared to cash provided by operating activities of $22,067,000 for the nine months ended September 30, 2008, an increase in operating cash flows of $16,585,000.  The primary reasons for the increase in operating cash flows are an increase in cash from inventory of $59,916,000 and an increase in cash from trade and other receivables of $15,932,000.  These increases in cash flows were offset by decreases in cash from net income of $36,112,000, cash from accounts payable of $14,884,000, cash from the warranty provision of $6,066,000 and cash from customer deposits of $5,446,000.

Net cash used by investing activities for the nine months ended September 30, 2009 was $12,843,000, compared to $27,477,000 for the nine months ended September 30, 2008, a decline of $14,634,000.  The decrease in net cash used by investing activities is due to a cash deposit of $8,000,000 made in 2008 related to the acquisition of Dillman as well as a reduction of $7,247,000 in capital expenditures in the first nine months of 2009 compared to the same period in 2008.

Net cash used by financing activities for the nine months ended September 30, 2009 was $2,735,000, compared to cash provided by financing activities of $1,456,000 for the nine months ended September 30, 2008, a decrease of $4,191,000.  The decrease is due to net repayments of debt of $3,427,000 under the Company’s credit facilities in the current year.  The Company did not borrow or repay any funds under the credit facilities during the first nine months of 2008.

Capital expenditures for 2009 are forecasted to total approximately $16,000,000. The Company expects to finance these expenditures using currently available cash balances, internally generated funds and available credit under the Company’s credit facility.

The Company believes that its current working capital, cash flows generated from future operations and available capacity under its credit facilities will be sufficient to meet the Company's working capital and capital expenditure requirements through September 30, 2010.

Financial Condition
The Company’s current assets decreased to $386,954,000 at September 30, 2009 from $395,099,000 at December 31, 2008, a decrease of $8,145,000, or 2.1%.  The decrease is primarily attributable to a $22,112,000 decrease in inventory, a decrease in trade receivables of $9,061,000 and a decrease in prepaid expenses and other of $2,653,000 offset by an increase of $26,475,000 in cash.  Inventory decreased due to significantly reduced production levels during 2009.  Trade receivables decreased primarily due to reduced sales volumes in 2009 as compared to 2008.  Prepaid expenses and other decreased due to the amortization of prepaid insurance which is prepaid on an annual basis in October of each year.

The Company’s long term investments, recorded at their fair value, increased by $1,211,000 to $11,123,000 at September 30, 2009 from $9,912,000 at December 31, 2008.  This increase is primarily attributed to purchases of investments at Astec Insurance Company.

The Company’s current liabilities decreased $31,570,000 from $143,836,000 at December 31, 2008 to $112,266,000 at September 30, 2009.  The decrease is primarily attributable to decreases in accounts payable of $14,609,000, customer deposits of $11,220,000, revolving lines of credit of $3,427,000 and accrued payroll and related liabilities of $2,651,000.  Accounts payable decreased due to significantly reduced production activity in 2009 resulting in lower purchases volumes.  Customer deposits decreased due to reduced sales volumes in 2009 and lower backlogs due to the weak economy.  Accrued payroll decreased due to labor force reductions in 2009.

Off-balance Sheet Arrangements
As of September 30, 2009, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Seasonality
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended September 30, 2009 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.  Based upon historical results of the past several years, 75% to 80% of the Company's annual sales typically occur during the first nine months of the year.  During the usual seasonal trend, the first three quarters of the year are the Company's stronger quarters for sales volume, with the fourth quarter normally being the weakest quarter.

Contractual Obligations
During the nine months ended September 30, 2009, there were no substantial changes in our commitments or contractual liabilities.

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

Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ASTEC INDUSTRIES, INC. (Registrant)

Date November 6, 2009	/s/ J. Don Brock
J. Don Brock Chairman of the Board and President (Principal Executive Officer)

Date November 6, 2009	/s/ F. McKamy Hall
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