Form 10-K
period 2009-12-31
ASTEC INDUSTRIES INC
filed 2010-03-01
CIK 792987

-
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _______________________

Commission file number 001-11595

ASTEC INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-0873631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1725 Shepherd Road, Chattanooga, Tennessee	37421
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:
(423)  899-5898

Securities registered pursuant to Section 12(b) of the Act:
(Title of each class)	(Name of each exchange on which registered)
Common Stock, $0.20 par value	NASDAQ National Market

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

As of June 30, 2009, the aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant was approximately $587,290,000 based upon the closing sales price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of February 24, 2010, Common Stock, par value $0.20 - 22,554,133 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the Parts of this Annual Report on Form 10-K indicated:

Document	Form 10-K
Proxy Statement relating to Annual Meeting of Shareholders to be held on April 23, 2010	Part III

ASTEC INDUSTRIES, INC.
2009 FORM 10-K ANNUAL REPORT

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
• liquidity and capital expenditures;
· sufficiency of working capital, cash flows and available capacity under teh Company's credit facilities:
• compliance with government regulations;
• compliance with manufacturing and delivery timetables;
• forecasting of results;
• general economic trends and political uncertainty;
• government funding and growth of highway construction and commercial projects;
· taxes or usage fees;
• renewal of the federal highway bill which expired September 30, 2009
• integration of acquisitions;
• financing plans;
• industry trends;
• pricing and availability of oil and liquid asphalt;
• pricing and availability of steel;
• pricing of scrap metal;
· condition of the economy;
· the success of new product lines;
• presence in the international marketplace;
• suitability of our current facilities;
• future payment of dividends;
• competition in our business segments;
• product liability and other claims;
• protection of proprietary technology;
• demand for products
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

PART I

Item 1.  Business

General

Astec Industries, Inc. (the "Company") is a Tennessee corporation which was incorporated in 1972.  The Company designs, engineers, manufactures and markets equipment and components used primarily in road building, utility and related construction activities as well as other products discussed below.  The Company's products are used in each phase of road building, from quarrying and crushing the aggregate to application of the road surface. The Company also manufactures certain equipment and components unrelated to road construction, including trenching, auger boring, directional drilling, gas and oil drilling rigs, industrial heat transfer equipment, whole-tree pulpwood chippers, horizontal grinders and blower trucks.  The Company has also recently designed and introduced a line of multiple use plants for cement treated base, roller compacted concrete and ready-mix concrete as well as pelletizing equipment used to compress wood and other products into dense pellets for the renewable energy market among other applications.  The Company's subsidiaries hold 101 United States patents and 36 foreign patents, have 53 patent applications pending, and have been responsible for many technological and engineering innovations in the industry.  The Company's products are marketed both domestically and internationally.  In addition to equipment sales, the Company manufactures and sells replacement parts for equipment in each of its product lines and replacement parts for some competitors' equipment.  The distribution and sale of replacement parts is an integral part of the Company's business.

The Company's fourteen manufacturing subsidiaries are: (i) Breaker Technology Ltd/Inc., which designs, engineers, manufactures and markets rock breaking and processing equipment and utility vehicles for mining and pelletizing equipment; (ii) Johnson Crushers International, Inc., which designs, engineers, manufactures and markets portable and stationary aggregate and ore processing equipment; (iii) Kolberg-Pioneer, Inc., which designs, engineers, manufactures and markets aggregate processing equipment for the crushed stone, manufactured sand, recycle, top soil and remediation markets; (iv) Osborn Engineered Products SA (Pty) Ltd, which designs, engineers, manufactures and markets a complete line of bulk material handling and minerals processing plant and equipment used in the aggregate, mineral mining, metallic mining and recycling industries; (v) Astec Mobile Screens, Inc. which designs, engineers, manufactures and markets mobile screening plants, portable and stationary structures and vibrating screens for the aggregate, recycle and material processing industries; (vi) Telsmith, Inc., which designs, engineers, manufactures and markets aggregate processing and mining equipment for the production and classification of sand, gravel, crushed stone and minerals used in road construction and other applications; (vii) Astec, Inc., which designs, engineers, manufactures and markets hot-mix asphalt plants, concrete mixing plants and related components of each; (viii) CEI Enterprises, Inc., which designs, engineers, manufactures and markets thermal fluid heaters, storage tanks, hot-mix asphalt plants, rubberized asphalt and polymer blending systems; (ix) Heatec, Inc., which designs, engineers, manufactures and markets thermal fluid heaters, process heaters, waste heat recovery equipment, liquid storage systems and polymer and rubber blending systems; (x) American Augers, Inc., which designs, engineers, manufactures and markets large horizontal, directional drills, oil and gas drilling rigs, auger boring machines and the down-hole tooling to support these units; (xi) Astec Underground, Inc., formerly Trencor, Inc., which designs, engineers, manufactures, and markets heavy-duty Trencor trenchers, and a comprehensive line of Astec utility trenchers, vibratory plows, and compact horizontal directional drills and vertical drills for the geo thermal/water well applications; (xii) Carlson Paving Products, Inc., which designs, engineers, manufactures and markets asphalt paver screeds, a commercial paver and a windrow pickup machine; (xiii) Roadtec, Inc., which designs, engineers, manufactures and markets asphalt pavers, material transfer vehicles, milling machines and a line of asphalt reclaiming and soil stabilizing machinery; and (xiv) Peterson Pacific Corp., which designs, engineers, manufactures and markets whole-tree pulpwood chippers, horizontal grinders and blower trucks.  The Company also has a subsidiary in Australia, Astec Australia Pty Ltd, that distributes certain of the Company’s products in the region.

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

Financial information in connection with the Company's financial reporting for segments of a business and for geographic areas under FASB Accounting Standards Codification ASC 280 is included in Note 17 to "Notes to Consolidated Financial Statements - Operations by Industry Segment and Geographic Area," presented in Appendix A of this report.

Asphalt Group

The Asphalt Group segment is made up of three business units: Astec, Inc. ("Astec"), Heatec, Inc. ("Heatec") and CEI Enterprises, Inc. ("CEI").  These business units design, engineer, manufacture and market a complete line of asphalt plants, concrete mixing plants and related components of each, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other non-related industries.

Products

Astec designs, engineers, manufactures and markets a complete line of portable, stationary and relocatable hot-mix asphalt plants and related components under the ASTEC® trademark as well as a new line of concrete mixing plants introduced by Astec, Inc. in 2009.  An asphalt mixing plant typically consists of heating and storage equipment for liquid asphalt (manufactured by CEI or Heatec); cold feed bins for blending aggregates; a counter-flow continuous type unit (Astec Double Barrel) for drying, heating and mixing; a baghouse composed of air filters and other pollution control devices; hot storage bins or silos for temporary storage of hot-mix asphalt; and a control house.  Astec introduced the concept of high plant portability in 1979.  Its current generation of portable asphalt plants is marketed as the Six PackTM and consists of six or more portable components, which can be disassembled, moved to the construction site and reassembled, thereby reducing relocation expenses.  High plant portability represents an industry innovation developed and successfully marketed by Astec.  Astec's enhanced version of the Six PackTM, known as the Turbo Six PackTM, is a highly portable plant which is especially useful in less populated areas where plants must be moved from job-to-job and can be disassembled and erected without the use of cranes.

Astec developed a Double Barrel Green System (patent pending), which allows the asphalt mix to be prepared and placed at lower temperatures than conventional systems and operates with a substantial reduction in smoke emissions during paving and load-out.  Previous technologies for warm mix production rely on expensive additives, procedures and/or special asphalt cement delivery systems that add significant costs to the cost per ton of mix.  The Company’s new Astec multi-nozzle device eliminates the need for the expensive additives by mixing a small amount of water and asphalt cement together to create microscopic bubbles that reduces the viscosity of the asphalt mix coating on the rock, thereby allowing the mix to be handled and worked at lower temperatures.

The components in Astec's asphalt mixing plants are fully automated and use both microprocessor-based and programmable logic control systems for efficient operation.  The plants are manufactured to meet or exceed federal and state clean air standards.  Astec also builds batch type asphalt plants and has developed specialized asphalt recycling equipment for use with its hot-mix asphalt plants.

Astec’s concrete production equipment is designed to be easy to operate and maintain.  Materials are managed with continuous blending using belt scales and variable frequency conveyor drives.  Shaft-driven mixers with high-torque folding action deliver a uniform concrete mix.  Astec’s tower plants, designed as modular configurations for either dry or wet arrangements, provide an exciting new alternative in vertical stationary concrete plants.

Heatec designs, engineers, manufactures and markets a variety of thermal fluid heaters, process heaters, waste heat recovery equipment, liquid storage systems and polymer and rubber blending systems under the HEATEC® trademark.  For the construction industry, Heatec manufactures a complete line of asphalt heating and storage equipment to serve the hot-mix asphalt industry and water heaters for concrete plants.  In addition, Heatec builds a wide variety of industrial heaters to fit a broad range of applications, including heating equipment for marine vessels, roofing material plants, refineries, oil sands, energy related processing, chemical processing, rubber plants and the agribusiness.  Heatec has the technical staff to custom design heating systems and has systems operating as large as 50,000,000 BTU's per hour.

CEI designs, engineers, manufactures and markets thermal fluid heaters, storage tanks, hot-mix asphalt plants, rubberized asphalt and polymer blending systems under the CEI® trademark.  CEI designs and builds heaters with outputs up to 6,300,000 BTU’s per hour and portable, vertical, and stationary storage tanks up to 40,000 gallons in capacity.  CEI’s hot-mix plants are built for domestic and international use and employ parallel and counter flow designs with capacities up to 180 tons per hour.  CEI is a leading supplier of crumb rubber blending plants in the U.S.

Marketing

Astec markets its hot-mix asphalt products both domestically and internationally.  Dillman Equipment, Inc., a manufacturer of asphalt production equipment in Prairie du Chien, Wisconsin was acquired by Astec in October 2008 and now operates as a division of Astec.  The Dillman line of equipment is offered to the market as an addition to the Astec product line.  The principal purchasers of asphalt and related equipment are highway contractors.   Asphalt equipment, including Dillman products, are sold directly to the customers through Astec's domestic and international sales departments, although independent agents are also used to market asphalt plants and their components in international markets.

Heatec and CEI equipment is marketed through both direct sales and dealer sales.  Manufacturers' representatives sell heating products for applications in industries other than the asphalt industry.

In total, the products of the Asphalt Group segment are marketed by approximately 51 direct sales employees, 19 domestic independent distributors and 32 international independent distributors.

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

Competition

This industry segment faces strong competition in price, service and product performance and competes with both large publicly-held companies with resources significantly greater than those of the Company and with various smaller manufacturers. Domestic hot-mix asphalt plant competitors include Terex Corporation, Gencor Industries, Inc., ADM and Almix.  In the international market the hot-mix asphalt plant competitors include Ammann, Parker, Cifali, Speco and local manufacturers.  The market for the Company's heat transfer equipment is diverse because of the multiple applications for such equipment.  Competitors for the construction product line of heating equipment include, among others, Gencor Industries, Inc., American Heating, Pearson Heating Systems, F&C and Meeker. Competitors for the industrial product line of heating equipment include New Point Thermal, Fulton Thermal Corporation, Vapor Power International, NATCO, Broach and TFS, among others.

Employees

At December 31, 2009, the Asphalt Group segment employed 1,051 individuals, of which 757 were engaged in manufacturing, 119 in engineering and 175 in selling, general and administrative functions.

Backlog

The backlog for the Asphalt Group at December 31, 2009 and 2008 was approximately $75,591,000 and $106,223,000, respectively. Management expects all current backlogs to be filled in 2010.

Aggregate and Mining Group

The Company's Aggregate and Mining Group is comprised of six business units focused on the aggregate, metallic mining and recycling markets.  These business units achieve their strength by distributing products into niche markets and drawing on the advantages of brand recognition in the global market.  These business units are Telsmith, Inc. ("Telsmith"), Kolberg-Pioneer, Inc. ("KPI"), Astec Mobile Screens, Inc. ("AMS"), Johnson Crushers International, Inc. ("JCI"), Breaker Technology Ltd/Breaker Technology, Inc. ("BTI") and Osborn Engineered Products SA (Pty) Ltd ("Osborn").

Products

Founded in 1906, Telsmith is the oldest subsidiary of the group.  The primary markets served under the TELSMITH® trade name are the aggregate and metallic mining industries.

Telsmith’s core products are jaw, cone and impact crushers as well as vibrating feeders, inclined and horizontal screens. Telsmith also provides consulting and engineering services to provide complete “turnkey” processing systems. Both portable and modular plant systems are available in production ranges from 300 tph to 1500 tph.

Recent additions to the Telsmith product line include the QuarryTrax TI6060 track mobile primary impact crushing plant and the HydraJaw H2550 hydraulic clearing jaw crusher  These products both incorporate advanced hydraulic systems with PLC controls to enhance the operator’s ability to safely operate and maintain the equipment with lower operating costs.

Telsmith maintains an ISO 9001:2008 certification, an internationally recognized standard of quality assurance. In addition, Telsmith has achieved CE designation (a standard for quality assurance and safety) on its jaw crusher, cone crusher and vibrating screen products marketed into European Union countries.

KPI designs, engineers, manufactures and supports a complete line of aggregate processing equipment for the sand and gravel, mining, quarrying, concrete and asphalt recycling markets under the Pioneer® and Kolberg® product brand names. This equipment, along with the full line of portable and stationary aggregate and ore processing products from JCI and the related screen products from AMS, are all jointly marketed through an extensive network of KPI-JCI dealers.

Pioneer® products include a complete line of primary, secondary, tertiary and quaternary crushers, including jaws, horizontal shaft impactor, vertical shaft impactor and roll crushers. KPI rock crushers are used by mining, quarrying and sand and gravel producers to crush oversized aggregate to salable size, in addition to their use for recycled concrete and asphalt. Equipment furnished by Pioneer® can be purchased as individual components, as portable plants for flexibility or as completely engineered systems for both portable and stationary applications. Included in the portable area is a highly-portable Fast Pack® System, featuring quick setup and teardown, thereby maximizing production time and minimizing downtime. Also included in the portable Pioneer® line are the fully self-contained and self-propelled Fast Trax® Track-Mounted-Jaw and HSI Crushers in six different models, which are ideal for either recycle or hard rock applications, allowing the producer to move the equipment to the material.

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

Recent additions to the KPI product line include (i) the 2148-50LP Low Pro drive-over unloaders which offer a three foot low profile to deliver the convenience, efficiency, ease-of-use and environmentally friendly characteristics many customers prefer while reducing set-up time by requiring smaller earthen ramps thereby cutting customers labor needs and fuel costs; (ii) the 33-48150 Extendable Superstackers which are capable of creating custom-shaped, partially or fully desegregated stockpiles to fit maximum material in minimum space; (iii) a series of Vanguard Plus Jaw crushers which represent the latest in jaw crusher technology designed to deliver up to 25% more tons per hour than other comparable crushers; (iv) the RS series machines which are streamlined versions of our other jaw crusher and washing plants designed especially for the needs of our rental customers.

Founded in 1995, JCI is one of the youngest subsidiaries in the group.  JCI designs, engineers, manufactures and distributes portable and stationary aggregate and ore processing equipment. This equipment is used in the aggregate, mining and recycle industries. JCI's principal products are cone crushers, three-shaft horizontal screens, portable plants, track-mounted plants and replacement parts for competitive equipment. JCI offers completely re-manufactured cone crushers and screens from its service repair facility.

JCI® cone crushers are used primarily in secondary and tertiary crushing applications, and come in both remotely adjusted and manual models. Horizontal screens are low-profile machines for use primarily in portable applications. They are used to separate aggregate materials by sizes. The Combo® screen features an inclined feed section with flat discharge section and utilizes the oval stroke impulse mechanism, and offers increased capacity particularly in scalping applications where removal of fines is desired.

Portable plants combine various configurations of cone crushers, horizontal screens, Combo® screens, and conveyors mounted on tow-away chassis. Because transportation costs are high, producers use portable equipment to operate nearer to their job sites. Portable plants allow the aggregate producers to quickly and efficiently move their equipment from one location to another. JCI and KPI market a portable rock crushing plant appropriately named the Fast Pack®. This complete portable plant is self-erecting with production capability in excess of 500 tons per hour and can be reassembled and ready for production in under four hours, making it one of the industry's most mobile and cost-effective high-capacity crushing systems. The Fast Pack® design reduces operating costs as much as 30%, compared to traditional plant designs, and the user-friendly controls provide a safer work environment for the user.  During 2009, JCI continued to refine all configurations of the Fast Pack® which we consider the most mobile and cost-effective high capacity crushing system ever conceived.

JCI mounts its screens and cone crushers on self-contained track mounted units marketed under the name Fast Trax®. JCI co-markets the Fast Trax® with KPI.  These units are self-contained and easily transported to where the work is. Key features were recently added to the FT6203 Fast Trax platform including a windrow conveyor package and a hydraulic erecting grizzly section for rejecting oversized material. This product fits nicely into JCI’s distribution channel as many sales start as short-term rentals.  All products sold by KPI or JCI carry the combined branding logo of KPI-JCI.

Recent additions to the JCI product line include a single unit crushing and screening plant marketed as the 2036/120/5163CC which has both primary and secondary crushers operating in a closed circuit to process 200 tons per hour.

AMS designs, engineers, manufactures and markets mobile screening plants, portable and stationary screen structures and vibrating screens designed for the recycle, crushed stone, sand and gravel, industrial and general construction industries. These screening plants include the AMS Vari-Vibe and Duo-Vibe high frequency screens. The AMS high frequency screens are used for chip sizing, sand removal and sizing recycled asphalt where conventional screens are not ideally suited.

AMS recently expanded the mobile screening plant product line with the introduction of the FT 3620 Fold n Go which is a triple deck screening plant for processing material.  AMS also continued its development of high frequency screen boxes with the focus on increased production and performance in fine screening applications.  These products are primarily marketed to the crushed stone, recycle, sand and gravel and general construction industries.

BTI maintains an ISO:2000 certification, an internationally recognized standard of quality assurance.  BTI designs, engineers, manufactures and markets hydraulic rock breaker systems for the aggregate, mining and recycling industries. BTI also designs, engineers and manufactures a complete line of four-wheel drive articulated utility vehicles for underground mines and quarries. Complementing its DS Series of scaling vehicles is an effective and innovative vibratory pick scaling attachment.

In addition to the quarry and mining industries, BTI designs, engineers, manufactures and markets a complete line of hydraulic breakers, compactors and demolition attachments for the North American construction and demolition markets.  In addition to the hydraulic demolition attachments, two mechanical pulverizers are under development.  These attachments are designed to fit a variety of equipment including excavators, backhoe loaders, wheel loaders and skid steer loaders.

BTI recently acquired pelletizing technology from Industrial Mechanical & Integration.  A new division has been formed within BTI which will manufacture and market pelletizers to a large diversified market.  The pelletizer product also opens the door for developing multi-million dollar complete densification plants.

BTI offers an extensive aftermarket sales and service program through a highly qualified and trained dealer network.

Osborn maintains  ISO:9000; 14000 and 18000 certifications for quality assurance and designs, engineers, manufactures and markets a complete line of bulk material handling and minerals processing equipment. This equipment is used in the aggregate, mining, metallurgical and recycling industries. Osborn has been a licensee of Telsmith's technology for over 60 years. In addition to Telsmith, Osborn also manufactures under license of American Pulverizer (USA), IFE (Austria) and Mogensen (UK) and has an in-house brand, Hadfields. Osborn also offers the following equipment: double-toggle jaw crushers, rotary breakers, roll crushers, rolling ring crushers, mills, out-of-balance or exciter-driven screens and feeders, conveyors, portable track-mounted or skid mounted crushing and screening plants and a full range of idlers.

Marketing

Aggregate processing and mining equipment is marketed by approximately 84 direct sales employees, 136 domestic independent distributors and 110 international independent distributors.  The principal purchasers of aggregate processing equipment include highway and heavy equipment contractors, open mine operators, quarry operators and foreign and domestic governmental agencies.

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

Competition

The Aggregate and Mining Group faces strong competition in price, service and product performance. Aggregate processing and mining equipment competitors include Metso (Nordberg); Sandvik (formerly Svedala Industry AB), Rammer, subsidiaries of Terex Corporation (Cedarapids, Powerscreen, Finlay and BL-Pegson), Deister; Eagle Iron Works, McLanahan, McCloskey, Allied Construction Products, Ohio Central Steel, Superior Industries, Joy Global Machinery, Lippmann, Equipos Minera, Normet, Atlas-Copco, Eagle Crushers, FLSmidth, Masaba and other smaller manufacturers, both domestic and international.

Employees

At December 31, 2009, the Aggregate and Mining Group segment employed 1,186 individuals, of which 807 were engaged in manufacturing, 107 in engineering and engineering support functions, and 272 in selling, general and administrative functions.

Telsmith has a labor agreement covering approximately 139 manufacturing employees which expires on September 18, 2010.  None of Telsmith's other employees are covered by a collective bargaining agreement.

Approximately 125 of Osborn's manufacturing employees are members of three national labor unions with agreements that expire on June 30, 2011.

Backlog

At December 31, 2009 and 2008, the backlog for the Aggregate and Mining Group was approximately $47,793,000 and $65,340,000, respectively.  Management expects all current backlogs to be filled in 2010.

Mobile Asphalt Paving Group

The Mobile Asphalt Paving Group is comprised of Roadtec, Inc. ("Roadtec") and Carlson Paving Products, Inc. ("Carlson").  Roadtec designs, engineers, manufactures and markets asphalt pavers, material transfer vehicles, milling machines and a line of asphalt reclaiming and soil stabilizing machinery.  Carlson designs, engineers and manufactures asphalt paver screeds that attach to the asphalt paver to control the width and depth of the asphalt as it is applied to the roadbed.  Carlson also manufactures Windrow pickup machines which transfer hot mix asphalt from the road bed into the paver's hopper and a heavy duty commercial class 8 ft. asphalt paver designed for parking lots, residential and other secondary roads.

Products

Roadtec's Shuttle Buggy® is a mobile, self-propelled material transfer vehicle which allows continuous paving by separating truck unloading from the paving process while remixing the asphalt.  A typical asphalt paver must stop paving to permit truck unloading of asphalt mix.  By permitting continuous paving, the Shuttle Buggy® allows the asphalt paver to produce a smoother road surface, while reducing the time required to pave the road surface and reducing the number of haul trucks required.  As a result of the pavement smoothness achieved with this machine, certain states now require the use of the Shuttle Buggy®.  Studies using infrared technology have revealed problems caused by differential cooling of the hot-mix during hauling.  The Shuttle Buggy® remixes the material to a uniform temperature and gradation, thus eliminating these problems.

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

Roadtec’s 700 hp soil stabilizer, which also doubles as an asphalt reclaiming machine for road rehabilitation, stabilizes the sub-grade with additives to provide an improved base on which to pave.  The existing road materials are pulverized and remixed with additives to prepare the surface so the new combined asphalt mix can be applied.  Roadtec’s engineering staff is currently developing the second and third smaller, lower horsepower machines in this class that are expected to be introduced in 2010.  The third machine will be geared to the European and Australian markets that require a machine with a strict 2.5M haul width.

Carlson's patented screeds are part of the asphalt paving machine that lays asphalt on the roadbed at a desired thickness and width, while smoothing and compacting the surface.  Carlson screeds can be configured to fit many types of asphalt paving machines.  A Carlson screed uses a hydraulic powered generator to electrify elements that heat a screed plate so that asphalt will not stick to it while paving.  The generator is also available to power tools or lights for night paving.  Carlson offers options which allow extended paving widths and the addition of a curb on the road edge.  Carlson recently introduced the CP 90 commercial class 8 ft. paver which fills the void between competitors commercial pavers, which tend to be lighter and less robust machines, and Roadtec’s highway class paver line.

Marketing

The Mobile Asphalt Paving Group equipment is marketed both domestically and internationally to highway and heavy equipment contractors, utility contractors and foreign and domestic governmental agencies. Mobile construction equipment and factory authorized machine rebuild services are marketed both directly and through dealers.  This segment employs 31 direct sales staff, 33 domestic independent distributors and 29 international independent distributors.

Raw Materials

Raw materials used in the manufacture of products include carbon steel and various types of alloy steel, which are normally purchased from distributors and other sources.  Raw materials for manufacturing are normally readily available.  Most steel is delivered on a "just-in-time" arrangement from suppliers to reduce inventory requirements at the manufacturing facilities, but some steel is bought and occasionally inventoried.  Components used in the manufacturing process include engines, gearboxes, power transmissions and electronic systems.

Competition

The Mobile Asphalt Paving Group faces strong competition in price, service and performance.  Paving equipment and screed competitors include Caterpillar Paving Products, Inc., a subsidiary of Caterpillar, Inc., Volvo Construction Equipment, CMI Corporation, a subsidiary of Terex Corporation, Vogele America, a subsidiary of Wirtgen America, Dynapac, a subsidiary of Atlas-Copco and Lee Boy.  The segment's milling machine equipment competitors include Wirtgen, CMI, Caterpillar, Bomag, Dynapac and Volvo.

Employees

At December 31, 2009, the Mobile Asphalt Paving Group segment employed 431 individuals, of which 279 were engaged in manufacturing, 32 in engineering and engineering support functions, and 120 in selling, general and administrative functions.

Backlog

The backlog for the Mobile Asphalt Paving Group segment at December 31, 2009 and 2008 was approximately $3,609,000 and $2,855,000, respectively. Management expects all current backlogs to be filled in 2010. This segment typically operates with a smaller backlog in relation to sales than the Company’s other segments as many customers expect immediate delivery due to the types of products being sold and the lead times typically available on competitors’ equipment sold through dealers.

Underground Group

The Underground Group consists of two manufacturing companies, Astec Underground, Inc. ("Astec Underground"), previously named Trencor, Inc., and American Augers, Inc. ("American Augers").  These two business units design, engineer and manufacture a complete line of underground construction equipment and related accessories.  Astec Underground produces heavy-duty Trencor trenchers and the Astec line of utility trenchers, vibratory plows, and compact horizontal directional drills and recently added vertical drills for geothermal/water well applications to its product line.  American Augers manufactures maxi drills and auger boring machines, and the down-hole tooling to support these units for the underground construction market.  American Augers also manufacturers large vertical drills for the oil and natural gas industry.

Products

Astec Underground produces 8 heavy duty trencher models, 2 vertical drills, 14 utility trencher models and 5 compact horizontal directional drills.  American Augers manufactures 21 models of trenchless equipment.  In addition to these product models, each factory produces numerous attachments and tools for the equipment.

Astec branded products include trenchers and vibratory plows from 13 to 250 horsepower, and horizontal directional drill (HDD) models with pullback ratings from 6,000 to 100,000 pounds.  These are sold and serviced through a network of 56 dealers that operate 100 locations worldwide.

Trencor® heavy-duty trenchers are among the most powerful in the world.  They have the ability to cut a trench 35 feet deep and 8 feet wide through solid rock in a single pass.  Utilizing a unique mechanical power train, Trencor machines are used to trench pipelines, lay fiber optic cable, cut irrigation ditches, insert highway drainage materials, and more.   Astec Underground also makes foundation trenchers that are used in areas where drilling and blasting are prohibited.  Astec Underground manufactures a side-cutting rock saw, which permits trenching alongside vertical objects like fences, guardrails, and rock walls in mountainous terrain. The rock saw is used for laying water and gas lines, fiber optic cable, and constructing highway drainage systems, among other uses.  Astec Underground’s Surface Miner is a maneuverable 1,650-horsepower miner that can cut through rock 10 feet wide and up to 26 inches deep in a single pass.  When equipped with a GPS unit and its automatic grade and slope system, the Surface Miner allows road construction contractors to match the exact specifications of a survey plan.

Four Road Miner® models are available with an attachment that allows them to cut a path up to 13½ feet wide and 5 feet deep on a single pass.  The Road Miner® has applications in the road construction industry and in mining and aggregate processing operations.

Astec Underground introduced the EarthPro® Geothermal Drill in 2009.  The drill features a heavy-duty mast with a dual rack and pinion drive system as well as an automated rod loading system, a tethered two speed ground drive system and dual multi-function joystick controls.  The Earth Pro® offers increased productivity in a drill/trip out application due to its pull up / pull down capacity, three speed drive motors, and the ability to be ran by one operator versus the usual three person operation.

American Augers designs, engineers, manufactures and markets a wide range of trenchless and vertical drilling equipment.  Today, American Augers is one of the largest manufacturers of auger boring machines in the world, designing and engineering state of the art boring machines, vertical rigs, directional drills and fluid/mud systems used in the underground construction or trenchless market.  The company has one of the broadest product lines in the industry. It serves global customers in the sewer, power, fiber-optic telecommunication, electric, oil and gas and water industries throughout the world.

In 2009 American Augers introduced the MCR-10,000, its highest ever cleaning capacity Drilling Fluid Cleaning and Recycling system.  The MCR-10,000 maximizes cleaning capacity and screening area, utilizing three first cut shakers (minimizing contaminants entering the system) and two final cut shakers (operating under four Krebs gMAX hydro cyclones).  This high volume, rock-over design is a perfect match with American Auger’s large directional drills and P-750 Mud Pump.  American Augers also introduced the 84/96-1800 NG boring machine in 2009.  The 84-96-1800NG is the largest and most powerful horizontal auger boring machine on the market today.  This fast return system provides up to 20,000 pounds of push/pull at high speed, eliminating dogging or winching during retract.

Marketing

Astec Underground distributes its Trencor® and Earth Pro® brands using a combined sales force with American Augers comprised of 6 domestic and 6 international sales associates.  Astec Underground markets its utility products domestically through a dealer network serviced by 5 utility and 5 parts sales associates.  This segment employs a total of 18 direct sales staff, 37 domestic independent distributors and 21 international independent distributors.

Raw Materials

Astec Underground and American Augers maintain excellent relationships with suppliers and have experienced minimal turnover.  The purchasing group has developed partnering relationships with many of the company's key vendors to improve "just-in-time" delivery when feasible and thus lower inventory; however, some steel is bought and occasionally inventoried.  Steel is the predominant raw material used to manufacture the products of the Underground Group, and is normally readily available.  Components used in the manufacturing process include engines, hydraulic pumps and motors, gearboxes, power transmissions and electronic systems.

Competition

The Underground Group segment faces strong competition in price, service and product performance and competes with both large publically held companies with resources significantly greater than those of the Company and with various smaller manufacturers.  Competition for trenching, excavating, auger boring, vertical and directional drilling and fluid/mud equipment includes Charles Machine Works (Ditch Witch), Tesmec, Vermeer, Atlas-Copco, Schramm, Prime Drilling GmbH, The Robins Company, Herrenknecht, AG and other smaller custom manufacturers.

Employees

At December 31, 2009, the Underground Group segment employed 256 individuals, of which 174 were engaged in manufacturing, 36 in engineering and 46 in selling, general and administrative functions.

Backlog

The backlog for the Underground Group segment at December 31, 2009 and 2008 was approximately $1,898,000 and $12,118,000, respectively.  Management expects all current backlogs to be filled in 2010.

Other Business Units

This category consists of the Company's business units that do not meet the requirements for separate disclosure as an operating segment.  At December 31, 2009, these other operating units included  Peterson Pacific Corp. (“Peterson”), Astec Australia Pty Ltd (“Astec Australia”), Astec Insurance Company and the Company.  Peterson designs, engineers, manufactures and distributes whole-tree pulpwood chippers, horizontal grinders and blower trucks.  Astec Australia was formed in October 2008 and is the sole distributor of many of the company’s product lines in Australia and New Zealand.   Astec Australia sells, installs, services and provides parts support for many of the products produced by the Company’s Asphalt, Mobile Asphalt Paving and Underground groups and most recently the Aggregate and Mining Group.

Products

The primary markets served by Peterson are the wood grinding, chipping and blower truck markets. Peterson produces two models of whole-tree pulpwood chippers ranging from 765 to 1200 horsepower, one flail debarker, one drum chipper, nine models of horizontal grinders, two models of blower trucks and self contained blower trailers ranging from 45 to 90 cubic yards.

Peterson introduced three new products in 2009, a 765 hp drum chipper for the biomass fuel chip market, a 2700C trailer version grinder that is a 475 to 580 hp machine designed for lower volume grinder needs and a DS6162 track mounted, 130 hp deck screen manufactured by JCI.  Peterson offers its horizontal grinders in four size ranges to fit any application:  475 to 580 hp, 700 to 765 hp, 950 to 1050 hp and 1050 to 1200 hp.  Most grinders are also available in trailer mount and track versions with diesel engine or electric power options.

Since its inception, Astec Australia sells relocatable and portable asphalt plants and components produced by Astec, Heatec and CEI, asphalt paving equipment and components produced by Roadtec and Carlson as well as trenching equipment produced by Astec Underground.  In 2009, Astec Australia added equipment manufactured by the Company’s Aggregate & Mining Group to its product offerings.  In addition to selling equipment, Astec Australia also installs, services and provides spare parts support for the equipment it sells and for other equipment its customers carry in their fleets.

Marketing

Peterson markets its machines and spare parts both domestically and internationally in the wood grinding, chipping and blower truck industries.  Its line of blower trucks serves the mulch compost and erosion control markets.  Domestic sales are accomplished through a combination of 13 domestic independent distributors and 10 direct sales employees. International sales are through 8 independent distributors plus direct sales to customers. The principle purchasers of Peterson products are independent contractors in the wood grinding, chipping and blower truck businesses. Municipal governments are also customers for waste wood grinders.

Astec Australia has historically enjoyed its strong partnerships with key large corporate customers but has expanded its customer base by actively marketing products and services to a broader range of customers.  Astec Australia plans to focus on growing its existing business operations by identifying areas of competitive advantage.  Management believes that these opportunities will have a direct exposure to infrastructure development, particularly in aggregate and mining sectors.  The gradual addition of additional Company product lines will allow Astec Australia to access market segments not previously serviced.  Management believes that Astec Australia has the organizational structure (sales professionals, construction personnel, service technicians and administrative personnel) and operating systems – which are well established – that will allow the business to continue to grow and expand the number of business locations, sales volume, product offerings and geographical dispersion of equipment sold.  Australia and New Zealand are expected to remain the company’s key markets; however, opportunities in other areas of the Pacific Rim and in Southeast Asia will also be pursued.

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

Astec Australia’s competitors in each product line are typically the same companies that compete with the Company in other locations.  Competitors for asphalt plants, mobile asphalt equipment, underground equipment and aggregate and mining equipment are primarily overseas manufacturers who are therefore subject to the same importing issues as Astec Australia.  The price impact of competition (European product versus American versus Asian) is dependent primarily on the relationship between the US dollar and the Euro exchange rate as compared to the Australian dollar.

Employees

At December 31, 2009, the Other Business Units segment employed 213 individuals of which 156 were employed by Peterson and 22 were employed by Astec Australia.  Peterson has 89 employees engaged in manufacturing, 17 in engineering and 50 in selling and general and administrative functions.  Astec Australia has 10 employees engaged in service and installation work and 12 in selling and general and administrative functions.  The remaining 35 employees are engaged in general and administrative functions at the parent company.

Backlog

The backlog for the Other Business Units segment, all of which is attributable to Peterson and Astec Australia, at December 31, 2009 and 2008 was approximately $6,199,000 and $6,780,000, respectively.  Management expects all current backlogs to be filled in 2010.

Common to All Operating Segments

Although the Company has four reportable business segments, the following information applies to all operating segments of the Company.

Raw Materials

Steel is a major component in the Company’s equipment. Early in 2009 steel prices declined significantly from historically high 2008 levels and remained relatively flat during the first 10 months of 2009. Beginning in November 2009, market prices for most steel products rose modestly due to shortages in the scrap steel market. The Company was able to offset the majority of these increases with existing steel contracts and advanced steel purchases. The increases have continued into 2010 and we expect market prices to rise moderately as U.S. scrap availability shows no sign of improving during the first quarter of 2010. Most of this impact will continue to be mitigated in the first half of 2010 by our current steel purchasing contracts which allow us to avoid much of the market volatility. The Company will be reviewing the situation as we progress toward the second half of 2010 and establishing future contract pricing accordingly.

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

Employees

At December 31, 2009, the Company and its subsidiaries employed 3,137 individuals, of which 2,116 were engaged in manufacturing, 311 in engineering, including support staff, and 710 in selling, administrative and management functions.

Other than the Telsmith and Osborn labor agreements described under the Employee subsection of the Aggregate and Mining Group, there are no other collective bargaining agreements applicable to the Company.  The Company considers its employee relations to be good.

Manufacturing

The Company manufactures many of the component parts and related equipment for its products, while several large components of their products are purchased "ready-for-use".  Such items include engines, axles, tires and hydraulics.  In many cases, the Company designs, engineers and manufactures custom component parts and equipment to meet the particular needs of individual customers.  Manufacturing operations during 2009 took place at 18 separate locations.  The Company's manufacturing operations consist primarily of fabricating steel components and the assembly and testing of its products to ensure that the Company achieves quality control standards.

Seminars and Technical Bulletins

The Company periodically conducts technical and service seminars, which are primarily for dealer representatives, contractors, owners, employees and other users of equipment manufactured by the Company.  In 2009, approximately 475 representatives of contractors and owners of hot-mix asphalt plants attended seminars held by the Company in Chattanooga, Tennessee.  These seminars, which are taught by Company management and employees, along with select outside speakers and discussion leaders, cover a range of subjects including, but not limited to, technological innovations in the hot-mix asphalt, aggregate processing, paving, milling, and recycling markets.

The Company also sponsors executive seminars for the management of the customers of Astec, Heatec, CEI and Roadtec.  Primarily, members of the Company's management conduct the various seminars, but outside speakers and discussion leaders are also utilized.

During 2009, service training seminars were also held at the Roadtec facility for approximately 350 customer representatives and an additional six remote seminars were conducted at other locations throughout the country.  Telsmith conducted 2 technical seminars for approximately 58 customer and dealer representatives during 2009 at its facility in Mequon, Wisconsin.  Osborn conducted two seminars for customers at which 25 customer personnel attended.  KPI, JCI and AMS jointly conduct an annual dealer event called NDC (National Dealers Conference). The event offers the entire dealer network a preview of future product, marketing and promotional programs to help dealers operate successful businesses. Along with this event, the companies provide local, regional and national sales and service dealer training programs throughout the year.

Astec Underground hosted sales training for its dealers at the ICUEE show in October 2009.  Additional field product training was also hosted at 3 dealer locations during 2009.  Over 70 people received technical and operational training at these product training events.

In addition to seminars, the Company publishes a number of technical bulletins and information bulletins detailing various technological and business issues relating to the asphalt industry.

Patents and Trademarks

The Company seeks to obtain patents to protect the novel features of its products.  The Company's subsidiaries hold 101 United States patents and 36 foreign patents.  There are 53 United States and foreign patent applications pending.

The Company and its subsidiaries have approximately 80 trademarks registered in the United States, including logos for American Augers, Astec, Astec Underground, Carlson Paving, CEI, Heatec, JCI, Peterson Pacific, Roadtec, Telsmith and Trencor, and the names AMERICAN AUGERS, ASTEC, CARLSON, HEATEC, JCI, KOLBERG PIONEER, PETERSON, ROADTEC, TELSMITH and TRENCOR as well as a number of other product names.  The Company also has 42 trademarks registered in foreign countries, including Australia, Brazil, Canada, China, France, Germany, Great Britain, India, Italy, Mexico, South Africa, Thailand, Vietnam and the European Union.  The Company and its subsidiaries have 7 United States and foreign trademark applications pending.

Engineering and Product Development

The Company dedicates substantial resources to engineering and product development.  At December 31, 2009, the Company and its subsidiaries had 311 full-time individuals employed in engineering and design capacities.

Seasonality and Backlog

 Generally, revenues are strongest during the first three quarters of the year with the fourth quarter consistently being the weakest of the quarters. The Company’s revenues did not adhere to this norm in 2009 due to the economic downturn; however we expect future operations to be more typical of historical trends. Operations during the entire year in 2009 were significantly impacted by the various economic factors discussed in the following paragraphs.

As of December 31, 2009, the Company had a backlog for delivery of products at certain dates in the future of approximately $135,090,000.  At December 31, 2008, the total backlog was approximately $193,316,000.  The Company's contracts reflected in the backlog are not, by their terms, subject to termination.  Management believes that the Company is in substantial compliance with all manufacturing and delivery timetables.

Competition

Each business segment operates in domestic markets that are highly competitive regarding price, service and product quality.  While specific competitors are named within each business segment discussion above, imports do not generally constitute significant competition for the Company in the United States, except for milling machines and track mounted crushers.  In international sales efforts, however, the Company generally competes with foreign manufacturers that may have a local presence in the market the Company is attempting to penetrate.

In addition, asphalt and concrete are generally considered competitive products as a surface choice for new roads and highways.  A portion of the interstate highway system is paved in concrete, but over 90% of all surfaced roads in the United States are paved with asphalt.  Although concrete is used for some new road surfaces, asphalt is used for most resurfacing.  Astec, Inc. introduced a new concrete plant to the market in 2009.

Available Information

The Company’s internet website can be found at www.astecindustries.com.  We make available, free of charge on or through our internet website, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed, or furnished, to the Securities and Exchange Commission.

Item 1A. Risk Factors

Downturns in the general economy or the commercial and residential construction industries may adversely affect our revenues and operating results.

General economic downturns, including downturns in the commercial and residential construction industries, could result in a material decrease in our revenues and operating results.  Demand for many of our products, especially in the commercial construction industry, is cyclical.  Sales of our products are sensitive to the states of the U.S., foreign and regional economies in general, and in particular, changes in commercial construction spending and government infrastructure spending.  In addition, many of our costs are fixed and cannot be quickly reduced in response to decreased demand.  The following factors could cause a downturn in the commercial and residential construction industries:

•	a decrease in the availability of funds for construction;
•	declining economy domestically and internationally;
•	labor disputes in the construction industry causing work stoppages;
•	rising gas and fuel oil prices;
•	rising steel prices and steel surcharges;
•	rising interest rates;
•	energy or building materials shortages;
•	inclement weather; and
•	availability of credit for customers.

Downturns in the general economy and restrictions in the credit markets may negatively impact our earnings, cash flows and/or financial position and access to financing sources by the Company and our customers.

Worldwide economic conditions and the international credit markets have recently significantly deteriorated and will possibly remain depressed for the foreseeable future. Continued deterioration of economic conditions and credit markets could adversely impact our earnings as sales of our products are sensitive to general declines in U.S. and foreign economies and the ability of our customers to obtain credit.  In addition, we rely on the capital markets and the banking markets to meet our financial commitments and short-term liquidity needs if internal funds are not available from our operations. Further disruptions in the capital and credit markets, or further deterioration of our creditors' financial condition could adversely affect the Company's ability to draw on its revolving credit facility.  The restrictions in the credit markets could make it more difficult or expensive for us to replace our current credit facility or obtain additional financing.

A decrease or delay in government funding of highway construction and maintenance may cause our revenues and profits to decrease.

Many of our customers depend substantially on government funding of highway construction and maintenance and other infrastructure projects.  Any decrease or delay in government funding of highway construction and maintenance and other infrastructure projects could cause our revenues and profits to decrease.  Federal government funding of infrastructure projects is usually accomplished through bills, which establish funding over a multi-year period.  In August 2005, President Bush signed into law the Safe Accountable, Flexible and Efficient Transportation Equity Act - A Legacy for Users ("SAFETEA-LU"), which authorized the appropriation of $286.5 billion in guaranteed funding for federal highway, transit and safety programs through September 30, 2009.  President Bush signed into law on September 30, 2008 a funding bill under SAFETEA-LU for the 2009 fiscal year, which fully funded the highway program at $41.2 billion through September 30, 2009. SAFETEA-LU funding expired on September 30, 2009 and federal transportation funding is operating on a month by month appropriation at the most recent approved funding levels through February 2010.  On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”).  ARRA appropriated approximately $27.5 billion for highway and bridge construction, which was in addition to amounts that were approved under SAFETEA-LU. Although ARRA guaranteed federal funding at certain minimum levels, ARRA and other infrastructure funding legislation may be revised in future congressional sessions and federal funding of infrastructure may be decreased in the future.  In addition, Congress could pass legislation in future sessions that would allow for the diversion of highway funds for other national purposes, or it could restrict funding of infrastructure projects unless states comply with certain federal policies.

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

A significant portion of our revenues relates to the sale of equipment involved in the production, handling, recycling or installation of asphalt mix.  Liquid asphalt is a byproduct of the refining of oil, and asphalt prices correlate with the price and availability of oil.  An increase in the price of oil or a decrease in the availability of oil would increase the cost of producing asphalt, which would likely decrease demand for asphalt, resulting in decreased demand for our products.  This would likely cause our revenues and profits to decrease.  Rising gasoline, diesel fuel and liquid asphalt prices will also likely significantly impact the operating and raw material costs of our contractor and aggregate producer customers, and if such customers do not properly adjust their pricing, they could experience reduced profits and delays in purchasing capital equipment.

Early in 2009 steel prices declined significantly from historically high 2008 levels and remained relatively flat during the first 10 months of 2009. Beginning in November 2009, market prices for most steel products rose modestly due to shortages in the scrap steel market. The Company was able to offset the majority of these increases with existing steel contracts and advanced steel purchases. The increases have continued into 2010 and we expect market prices to rise moderately as US scrap availability shows no sign of improving during the first quarter of 2010. Most of this impact will continue to be mitigated in the first half of 2010 by our current contracts which allow us to avoid much of the market volatility. The Company will be reviewing the situation as we progress toward the second half of 2010 and establishing future contract pricing accordingly.  If steel price increases more than we anticipate and if we are not able to pass these higher costs to our customers, the Company’s margins may be negatively impacted.

Acquisitions that we have made in the past and future acquisitions involve risks that could adversely affect our future financial results.

We have completed several acquisitions in the past, including the acquisition of Peterson in 2007, the acquisition of Dillman in 2008 and the acquisition of certain of the assets of Q-Pave in 2008 and certain assets and technology of Industrial Mechanical & Integration in 2009.  We may acquire additional businesses in the future.  We may be unable to achieve the benefits expected to be realized from our acquisitions.  In addition, we may incur additional costs and our management's attention may be diverted because of unforeseen expenses, difficulties, complications, delays and other risks inherent in acquiring businesses, including the following:

•	we may have difficulty integrating the financial and administrative functions of acquired businesses;
•	acquisitions may divert management's attention from our existing operations;
•	fluctuations in exchange rates and a weakening of the dollar may impact the competitiveness of acquired businesses;
•	we may have difficulty in competing successfully for available acquisition candidates, completing future acquisitions or accurately estimating the financial effect of any businesses we acquire;
•	we may have delays in realizing the benefits of our strategies for an acquired business;
•	we may not be able to retain key employees necessary to continue the operations of the acquired business;
•	acquisition costs may deplete significant cash amounts or may decrease our operating income;
•	we may choose to acquire a company that is less profitable or has lower profit margins than our company;
•	future acquired companies may have unknown liabilities that could require us to spend significant amounts of additional capital; and
•	We may incur domestic or international economic declines that impact our acquired companies.

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

In 2009, international sales represented approximately 36.9% of our total sales.  We plan to continue our growth efforts in international markets.  In connection with any increase in international sales efforts, we will need to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist.  Any difficulties in expanding our international sales may divert management's attention from our existing operations.  In addition, international revenues are subject to the following risks:

•	fluctuating currency exchange rates which can reduce the profitability of foreign sales;
•	the burden of complying with a wide variety of foreign laws and regulations;
•	dependence on foreign sales agents;
•	political and economic instability of governments;
•	the imposition of protective legislation such as import or export barriers; and
•	fluctuating strengths or weakness of the dollar can impact net sales or the cost of purchased products.

We may be unsuccessful in complying with the financial ratio covenants or other provisions of our amended credit agreement.

As of December 31, 2009, we were in compliance with the financial covenants contained in our Credit Agreement, as amended, with Wachovia Bank, National Association.  However, in the future we may be unable to comply with the financial covenants in our credit facility or to obtain waivers with respect to such financial covenants.  If such violations occur, the Company’s creditors could elect to pursue their contractual remedies under the credit facility, including requiring immediate repayment in full of all amounts then outstanding.  As of December 31, 2009, the Company had no outstanding borrowings but did have $11,634,000 of letters of credit outstanding under the credit agreement.  Additional amounts may be borrowed in the future.  The Company’s Osborn and Astec Australia subsidiaries have their own independent loan agreements in place.

Our quarterly operating results are likely to fluctuate, which may decrease our stock price.

Our quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future.  As a result, our operating results may fall below the expectations of securities analysts and investors in some quarters, which could result in a decrease in the market price of our common stock.  The reasons our quarterly results may fluctuate include:

•	general competitive and economic conditions, domestically and internationally;
•	delays in, or uneven timing in, the delivery of customer orders;
•	the seasonal trend in our industry;
•	the introduction of new products by us or our competitors;
•	product supply shortages; and
•	reduced demand due to adverse weather conditions.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The location, approximate square footage, acreage occupied and principal function and use by the Company’s reporting segments of the properties owned or leased by the Company are set forth below:

Location	Approximate Square Footage	Approximate Acreage	Principal Function (Use by Segment)
Chattanooga, Tennessee	457,600	59	Offices and manufacturing – Astec (Asphalt Group)
Chattanooga, Tennessee	-	63	Storage yard – Astec (Asphalt Group)
Rossville, Georgia	40,500	3	Manufacturing – Astec (Asphalt Group)
Prairie du Chien, WI	91,500	39	Manufacturing – Dillman division of Astec (Asphalt Group)
Chattanooga, Tennessee	84,200	5	Offices and manufacturing - Heatec (Asphalt Group)
Chattanooga, Tennessee	196,000	15	Offices and manufacturing - Roadtec (Mobile Asphalt Paving Group)
Chattanooga, Tennessee	51,200	7	Manufacturing - Roadtec (Mobile Asphalt Paving Group)
Chattanooga, Tennessee	14,100	-	Leased Hanger and Offices - Astec Industries, Inc. (Other Business Units)
Chattanooga, Tennessee	10,000	2	Corporate offices - Astec Industries, Inc. (Other Business Units)
Mequon, Wisconsin	203,000	30	Offices and manufacturing - Telsmith (Aggregate and Mining Group)
Sterling, Illinois	60,000	8	Offices and manufacturing - AMS (Aggregate and Mining Group)
Orlando, Florida	9,000	-	Leased machine repair and service facility - Roadtec (Mobile Asphalt Paving Group)
Loudon, Tennessee	327,000	112	Offices and manufacturing – Astec Underground (Underground Group)
Eugene, Oregon	130,000	8	Offices and manufacturing – JCI (Aggregate and Mining Group)
Albuquerque, New Mexico	115,000	14	Offices and manufacturing – CEI (Asphalt Group) (partially leased to a third party)
Yankton, South Dakota	312,000	50	Offices and manufacturing – KPI (Aggregate and Mining Group)

Location	Approximate Square Footage	Approximate Acreage	Principal Function (Use by Segment)
West Salem, Ohio	208,000	33	Offices and manufacturing – American Augers (Underground Group)
Thornbury, Ontario, Canada	60,500	12	Offices and manufacturing – BTI (Aggregate and Mining Group)
Thornbury, Ontario Canada	7,000	-	Leased warehouse/parts sales office – BTI (Aggregate and Mining Group)
Walkerton, Ontario Canada	4,500	-	Leased light manufacturing and sales office – BTI (Aggregate and Mining Group)
Riverside, California	12,500	-	Leased offices, assembly and warehouse – BTI (Aggregate and Mining Group)
Solon, Ohio	8,900	-	Leased offices, assembly and warehouse – BTI (Aggregate and Mining Group)
Tacoma, Washington	41,000	5	Offices and manufacturing – Carlson (Mobile Asphalt Paving Group)
Cape Town, South Africa	4,600	-	Leased sales office and warehouse – Osborn (Aggregate and Mining Group)
Durban, South Africa	3,800	-	Leased sales office and warehouse – Osborn (Aggregate and Mining Group)
Witbank, South Africa	1,400	-	Leased sales office and warehouse – Osborn (Aggregate and Mining Group)
Johannesburg, South Africa	177,000	18	Offices and manufacturing – Osborn (Aggregate and Mining Group)
Eugene, Oregon	130,000	7	Offices and manufacturing - Peterson Pacific Corp. (Other Business Units)
Summer Park, Australia	13,500	1	Leased- Offices, warehousing and storage yard - Astec Australia Pty Ltd (Other Business Units)

The properties above are owned by the Company unless they are indicated as being leased.

Management believes each of the Company's facilities provides office or manufacturing space suitable for its current needs, and management considers the terms under which it leases facilities to be reasonable.

Item 3. Legal Proceedings

The Company is currently a party to various claims and legal proceedings that have arisen in the ordinary course of business.  If management believes that a loss arising from such claims and legal proceedings is probable and can reasonably be estimated, the Company records the amount of the loss (excluding estimated legal costs), or the minimum estimated liability when the loss is estimated using a range and no point within the range is more probable than another.  As management becomes aware of additional information concerning such contingencies, any potential liability related to these matters is assessed and the estimates are revised, if necessary.  If management believes that a material loss arising from such claims and legal proceedings is either (i) probable but cannot be reasonably estimated or (ii) reasonably possible but not probable, the Company does not record the amount of the loss, but does make specific disclosure of such matter.  Based upon currently available information and with the advice of counsel, management believes that the ultimate outcome of its current claims and legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's financial position, cash flows or results of operations.  However, claims and legal proceedings are subject to inherent uncertainties and rulings unfavorable to the Company could occur.  If an unfavorable ruling were to occur, there exists the possibility of a material adverse effect on the Company's financial position, cash flows or results of operations.

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

The Company has also received notice from the Environmental Protection Agency that it may be responsible for a portion of the costs incurred in connection with an environmental cleanup in Illinois.  The discharge of hazardous materials and associated cleanup relate to activities occurring prior to the Company’s acquisition of Barber Greene in 1986.  The Company believes that over 300 other parties have received similar notice.  At this time, the Company is unable to predict whether the EPA will seek to hold the Company liable for a portion of the cleanup costs or the amount of any such liability.

Executive Officers

The name, title, ages and business experience of the executive officers of the Company are listed below.

J. Don Brock, Ph.D., has been President and a Director of the Company since its incorporation in 1972 and assumed the additional position of Chairman of the Board in 1975.  He was the Treasurer of the Company from 1972 until 1994.  From 1969 to 1972, Dr. Brock was President of the Asphalt Division of CMI Corporation.  He earned his Ph.D. degree in mechanical engineering from the Georgia Institute of Technology.  Dr. Brock is the father of Benjamin G. Brock, President of Astec, Inc., and Dr. Brock and Thomas R. Campbell, Group Vice President - Mobile Asphalt Paving and Underground, are first cousins.  He is 71.

F. McKamy Hall, a Certified Public Accountant, became Chief Financial Officer during 1998 and has served as Vice President and Treasurer since 1997.  He previously served as Corporate Controller of the Company since 1987.  Mr. Hall has an undergraduate degree in accounting and a Master of Business Administration degree from the University of Tennessee at Chattanooga.  He is 67.

W. Norman Smith was appointed Group Vice President-Asphalt in 1998 and additionally served as President of Astec, Inc. from 1994 until October 2006.  He formerly served as President of Heatec, Inc. from 1977 to 1994.  From 1972 to 1977, Mr. Smith was a Regional Sales Manager with the Company.  From 1969 to 1972, Mr. Smith was an engineer with the Asphalt Division of CMI Corporation.  Mr. Smith has also served as a director of the Company since 1982.  He is 70.

Thomas R. Campbell was appointed Group Vice President - Mobile Asphalt Paving & Underground in November 2001.  He served as President of Roadtec, Inc. from 1988 to 2004.  He has served as President of Carlson Paving Products and American Augers since November 2001 until December 2006.  He served as President of Astec Underground, Inc. from 2001 to May 2005.  From 1981 to 1988, he served as Operations Manager of Roadtec.  Mr. Campbell and J. Don Brock, President of the Company, are first cousins.  He is 60.

Richard A. Patek was appointed Group Vice President-Aggregate & Mining Group in March of 2008.  He has also served as President of Telsmith, Inc. since May of 2001.  He served as President of Kolberg-Pioneer, Inc. from 1997 until May 2001.  From 1995 to 1997, he served as Director of Materials of Telsmith, Inc.  From 1992 to 1995, Mr. Patek was Director of Materials and Manufacturing of the former Milwaukee plant location.  From 1978 to 1992, he held various manufacturing management positions at Telsmith.  Mr. Patek is a graduate of the Milwaukee School of Engineering.  He is 53.

Joseph P. Vig was appointed Group Vice President of the AggRecon Group in March 2008.  He has also served as President of Kolberg-Pioneer, Inc., since May 2001.  From 1994 until May 2001, he served as Engineering Manager of Kolberg-Pioneer, Inc.  From 1978 to 1993 he was Director of Engineering with Morgen Mfg. Co., and then Engineering Manager of Essick-Mayco in 1993-94.  Mr. Vig has a B.S. degree in civil engineering from the South Dakota School of Mines and Technology and is registered as a Professional Engineer.  He is 60.

Richard J. Dorris was appointed President of Heatec, Inc. in April of 2004.  From 1999 to 2004 he held the positions of National Accounts Manager, Project Manager and Director of Projects for Astec, Inc.  Prior to joining Astec, Inc. he was President of Esstee Manufacturing Company from 1990 to 1999 and was Sales Engineer from 1984 to 1990.  Mr. Dorris has a B.S. degree in mechanical engineering from the University of Tennessee.  He is 49.

Frank D. Cargould was appointed President of Breaker Technology Ltd and Breaker Technology, Inc. on October 18, 1999.  The Breaker Technology companies were formed on August 13, 1999 when the Company purchased substantially all of the assets of Teledyne Specialty Equipment's Construction and Mining business unit from Allegheny Teledyne Inc.  From 1994 to 1999, he was Director of Sales - East for Teledyne CM Products, Inc.  He is 67.

Jeffery J. Elliott was appointed President of Johnson Crushers, Inc. in December 2001.  From 1999 to 2001, he served as Senior Vice President for Cedarapids, Inc., (a Terex company), and from 1996 to 1999, he served as Vice President of the Crushing and Screening Group.  From 1978 to 1996, he held various domestic and international sales and marketing positions with Cedarapids, Inc.  He is 56.

Timothy Gonigam was appointed President of Astec Mobile Screens, Inc., in October 2000.  From 1995 to 2000, Mr. Gonigam held the position of Sales Manager of Astec Mobile Screens, Inc.  He is 47.

Tom Kruger was appointed Managing Director of Osborn Engineered Products SA (Pty) Ltd on February 1, 2005.  For the previous five years, Mr. Kruger was employed as Operations Director of Macsteel Tube and Pipe (Pty) Ltd, a manufacturer of carbon steel tubing in Johannesburg, South Africa.  He served as Sales and Marketing Director of Macsteel prior to becoming Operations Director. From 1993 to 1998, Mr. Kruger was employed by Barloworld Ltd as Operations Director and Regional Managing Director responsible for a trading organization in steel, tube and water conveyance systems. Prior to that, he held the position of Works Director.  He is 52.

Jeffrey L. Richmond, Sr. was appointed President of Roadtec, Inc. in April 2004.  From 1996 until April 2004, he held the positions of Sales Manager, Vice President of Sales and Marketing and Vice President/General Manager of Roadtec, Inc.  He is 54.

Joe K. Cline was appointed President of Astec Underground, Inc. in February 2008.  Previously he held numerous manufacturing positions with the Company since 1982 including the Company’s Corporate Manufacturing Manager/Safety Champion beginning in July 2007 and Manufacturing Manager for Mobile Asphalt & Underground Groups from 2003 to mid 2007. He is 53.

Michael A. Bremmer was appointed President of CEI Enterprises, Inc. in January 2006.  From January 2003 until January 2006, he held the position of Vice President and General Manager of CEI Enterprises, Inc.  From January 2001 until January 2003, he held the position of Director of Engineering of CEI Enterprises, Inc.  He is 54.

Benjamin G. Brock was appointed President of Astec, Inc. in November 2006.  From January 2003 until October 2006 he held the position of Vice President - Sales of Astec, Inc. and Vice President/General Manager of CEI Enterprises, Inc. from 1997 until December 2002.  Mr. Brock's career with Astec began as a salesman in 1993.  Mr. Brock has a B.S. in Economics with a minor in Marketing from Clemson University.  Mr. Brock is the son of J. Don Brock, President of the Company.  He is 39.

David L. Winters was appointed President of Carlson Paving Products in January 2007 after previously serving as its Vice President and General Manager from March 2002 until December 2006.  Mr. Winters also served as Quality Assurance Manager, Manufacturing Manager and Service Manager for Roadtec from August 1997 to February 2002.  From 1977 to 1997 he held various positions in maintenance management with the Tennessee Valley Authority.  Mr. Winters is 60.

James F. Pfeiffer was appointed President of American Augers, Inc. in January 2007 after previously serving as its Vice President and General Manager from March 2005 until December 2006.  Prior to joining Astec, Mr. Pfeiffer was Vice President and General Manager of Daedong USA from April 2004 to October 2004 and Vice President of Marketing for Blount, Inc. from April 2002 to April 2004. Previously he held numerous positions with Charles Machine Works over a nineteen year period.  Mr. Pfeiffer holds a bachelors degree in Agriculture from Oklahoma State University.  Mr. Pfeiffer is 52.

Stephen C. Anderson was appointed Secretary of the Company in January 2007 and assumed the role of Director of Investor Relations in January 2003. Mr. Anderson also serves as the Company’s compliance officer and manages the corporate information technology and aviation departments.  He has also been President of Astec Insurance Company since January 2007.  He was Vice President of Astec Financial Services, Inc. from November 1999 to December 2002.  Prior to this Mr. Anderson spent a combined fourteen years in Commercial Banking with AmSouth and SunTrust Banks. He has a B.S. degree in Business Management from the University of Tennessee at Chattanooga and is a graduate of the Stonier Graduate School of Banking. He is 46.

David C. Silvious, a Certified Public Accountant, was appointed Corporate Controller in 2005.  He previously served as Corporate Financial Analyst since 1999.  Mr. Silvious earned his undergraduate degree in accounting from Tennessee Technological University and his Masters of Business Administration from the University of Tennessee at Chattanooga.  He is 42.

Larry R. Cumming was appointed President of Peterson Pacific Corp. in August 2007. He joined the company in 2003 and held the earlier positions of General Manager and Chief Executive Officer of Peterson, Inc. Prior to joining Peterson, he held senior management positions in North America and Europe with Timberjack and John Deere (Deere acquired Timberjack in 2000). Mr. Cumming also held prior positions with Timberjack as Vice President Engineering and Senior Vice President Sales and Marketing, Chief Operating Officer and Executive Vice President Product Supply. Mr. Cumming is a graduate mechanical engineer from Cornell University with additional senior management courses from INSEAD in France. He is a registered professional engineer in the Province of Ontario. Mr. Cumming is 61.

David H. Smale was appointed General Manager of Astec Australia Pty Ltd in October 2008 upon the inception of the company’s operations.  He served as the General Manager of Allen’s Asphalt from 2006 to 2008 and as their Operations Manager from 2004 to 2006.  Mr. Smale has completed various business management courses including the Macquire University Graduate School of Management and Bond University Senior Executive Development Program.  Mr. Smale is 54.

Item 4. Reserved

PART II

Item 5. Market for Registrant's Common Equity; Related Stockholder Matters and Issuer Purchases
of Equity Securities

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

The high and low sales prices of the Company's Common Stock as reported on the Nasdaq National Market for each quarter during the last two fiscal years are as follows:

	Price Per Share
2009	High	Low
1st Quarter	$33.68	$18.52
2nd Quarter	$33.68	$23.62
3rd Quarter	$30.33	$22.85
4th Quarter	$28.02	$22.76

	Price Per Share
2008	High	Low
1st Quarter	$39.76	$25.51
2nd Quarter	$42.38	$31.16
3rd Quarter	$37.55	$19.40
4th Quarter	$33.99	$17.00

As of February 16, 2010 there were approximately 8,700 holders of the Company's Common Stock.

We maintain the following stock incentive plans: (i) 1998 Long-term Incentive Plan and (ii) 1998 Non-Employee Director Stock Incentive Plan. No additional options can be granted under these plans; however previously granted options are still available for exercising under each plan.  Additionally, common shares or deferred shares may continue to be issued to directors in payment of their annual Board retainer under the 1998 Non-Employee Director Stock Incentive Plan.  We also maintain the 2006 Incentive Plan for the awarding of stock to key management based upon achieving profitability goals.  Information regarding these plans may be found in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” of this Report.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation as of December 31, 2009, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Management’s Report on Internal Control Over Financial Reporting
Management’s report set forth in Appendix A is incorporated herein by reference.

Changes in Internal Controls
There have been no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding the Company's directors, executive officers, director nominating process, audit committee, and audit committee financial expert is included under the captions "Certain Information Concerning Nominees and Directors" and “Corporate Governance” in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 23, 2010, which is incorporated herein by reference.  Information regarding compliance with Section 16(a) of the Exchange Act is also included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement, which is incorporated herein by reference.

The Company's Board of Directors has approved a Code of Conduct and Ethics that applies to the Company's employees, directors and officers (including the Company's principal executive officer, principal financial officer and principal accounting officer).  The Code of Conduct and Ethics is available on the Company's website at www.astecindustries.com/investors/.

Item 11. Executive Compensation

Information included under the captions "Compensation Discussion and Analysis", "Executive Compensation", “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 23, 2010 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder
  Matters

Information included under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 23, 2010 is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the Common Stock that may be issued under all of the Company's existing equity compensation plans as of December 31, 2009.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, Rights and RSU’s	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders:
	289,795 (1)	$20.32	--
	206,166 (2)	--	492,634(5)

Equity Compensation Plans Not Approved by Shareholders:	13,169(3) 13,979(4)	$14.88 --	-- 125,010(5)
Total	523,109		617,644

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information included under the captions “Corporate Governance: Independent Directors” and “Transactions with Related Persons” in the Company’s definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 23, 2010 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information included under the caption “Audit Matters” in the Company’s definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 23, 2010 is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)  The following financial statements and other information appear in Appendix “A” to this Report and are filed as a part hereof:

. Selected Consolidated Financial Data.
. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
. Management’s Report on Internal Control over Financial Reporting.
. Reports of Independent Registered Public Accounting Firm.
. Consolidated Balance Sheets at December 31, 2009 and 2008.
. Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007.
. Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007.
. Consolidated Statements of Equity for the Years Ended December 31, 2009, 2008 and 2007.
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

10.13
Amended Supplemental Executive Retirement Plan, dated September 29, 2004, originally effective as of January 1, 1995. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-14714) *

10.14
Amendment to the Astec Industries, Inc. 1998 Non-Employee Directors Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K dated March 15, 2005, File No. 0-14714). *

10.15
Amendment Number 2 to the Astec Industries, Inc. 1998 Non-Employee Directors Stock Incentive Plan dated February 21, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K dated February 7, 2006, File No. 0-14714). *

10.16
Astec Industries, Inc. 2006 Incentive Plan (incorporated by reference to Appendix A for the Registrant’s Definitive Proxy Statement on Schedule 14A, File No. 0-14714, file with the Securities and Exchange Commission on March 16, 2006) *

10.17
Amendment Number 2 to the Astec Industries, Inc. 1998 Non-Employee Directors Stock Incentive Plan (incorporated by reference from the Company’s Current Report on Form 8-K dated February 27, 2006, File No. 001-11595).*

10.18
Credit Agreement dated as of April 13, 2007 between Astec Industries, Inc. and Certain of Its Subsidiaries and Wachovia Bank, National Association (incorporated by reference from the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2007, File No. 001-11595)

10.19
Stock Purchase Agreement by and among Astec Industries, Inc., Peterson, Inc., A. Neil Peterson, and the Other Shareholders of Peterson, Inc. dated as of May 31, 2007 (incorporated by reference from the Company’s Quarterly Form 10-Q for the quarter ended June 30, 2007, File No. 001-11595)

10.20
First Amendment to the Credit Agreement between Astec Industries, Inc. and Certain of Its Subsidiaries and Wachovia Bank, National Association (incorporated by reference from the Company’s Quarterly Report on form 10-Q for the quarter ended September 30, 2007, File No. 001-11595)

10.21
Amendment to the Supplemental Executive Retirement Plan dated March 8, 2007 originally effective January 1, 1995 (incorporated by reference from the Company’s Annual Report on form 10-K for the year ended December 31, 2007, File No. 001-11595)*

10.22
Supplemental Executive Retirement Plan Amendment and Restatement Effective January 1, 2008, originally effective January 1, 1995 (incorporated by reference from the Company’s Annual Report on form 10-K for the year ended December 31, 2007, File No. 001-11595)*

10.23
Stock Purchase Agreement by and among Astec Industries, Inc., Dillman Equipment, Inc. and the sellers named therein dated August 5, 2008 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 001-11595)

10.24
Stock Purchase Agreement by and among Astec Industries, Inc., Double L Investments, Inc. and the sellers named therein dated August 5, 2008 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 001-11595)

10.25	Amendment Number 1 to Astec Industries, Inc. 2006 Incentive Plan (incorporated by reference from the Company’s Annual Report on form 10-K for the year ended December 31, 2008, File No. 001-11595)*
10.26
Amendment Number 3 to the Astec Industries, Inc. 1998 Non-Employee Directors Stock Incentive Plan (incorporated by reference from the Company’s Annual Report on form 10-K for the year ended December 31, 2008, File No. 001-11595)*

10.27
Amendment Number 1 to Amended and Restated Supplemental Executive Retirement Plan Effective January 1, 2009, originally effective January 1, 1995 (incorporated by reference from the Company’s Annual Report on form 10-K for the year ended December 31, 2008, File No. 001-11595)*

10.28
Agreement dated February 5, 2009 to extend Credit Agreement dated as of April 13, 2007 between Astec Industries, Inc. and Certain of Its Subsidiaries and Wachovia Bank, National Association (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 001-11595)

10.29	Agreement dated January 26, 2010 to extend Credit Agreement dated as of April 13, 2007 between Astec Industries, Inc. and Certain of Its Subsidiaries and Wachovia Bank, National Association
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant Rule 13a-14/15d/14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant Rule 13a-14/15d/14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
*	Management contract or compensatory plan or arrangement.

(b)	The Exhibits to this Report are listed under Item 15(a)(3) above.
(c)	The Financial Statement Schedules to this Report are listed under Item 15(a)(2) above.

The Exhibits are numbered in accordance with Item 601 of Regulation S-K. Inapplicable Exhibits are not included in the list.

APPENDIX "A"
to
ANNUAL REPORT ON FORM 10-K

ITEMS 6, 7, 7a, 8, 9a and 15(a)(1), (2)and (3),and 15(b) and 15(c)

INDEX TO FINANCIAL STATEMENTS AND
 FINANCIAL STATEMENT SCHEDULES

ASTEC INDUSTRIES, INC.

FINANCIAL
INFORMATION

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except as noted*)

	2009	2008	2007	2006	2005
Consolidated Income Statement Data
Net sales	$738,094	$973,700	$869,025	$710,607	$616,068
Selling, general and administrative expenses	107,455	122,621	107,600	94,383	82,126
Gain on sale of real estate, net of real estate impairment charge1	--	--	--	--	6,531
Intangible asset impairment charge3	17,036	--	--	--	--
Research and development	18,029	18,921	15,449	13,561	11,319
Income from operations	9,907	91,769	86,127	60,176	46,182
Interest expense	537	851	853	1,672	4,209
Other income (expense), net2	1,137	6,255	399	334	330
Net Income attributable to controlling interest	3,068	63,128	56,797	39,588	28,094
Earnings per common share*
Net Income attributable to controlling interest
Basic	0.14	2.83	2.59	1.85	1.38
Diluted	0.14	2.80	2.53	1.81	1.34

Consolidated Balance Sheet Data
Working capital	$278,058	$251,263	$204,839	$178,148	$137,981
Total assets	590,901	612,812	542,570	421,863	346,583
Total short-term debt	--	3,427	--	--	--
Long-term debt, less current maturities	--	--	--	--	--
Equity	452,260	440,033	377,473	296,865	243,334
Book value per diluted common share at year-end*	19.89	19.45	16.78	13.51	11.57

Certain amounts for 2008, 2007, 2006, and 2005 have been reclassified to conform with the 2009 presentation.

1	During 2005, the Company recognized a gain on the sale of its vacated Grapevine, Texas facility. In addition, the Company recognized an impairment charge on certain other real estate.

2	During the fourth quarter of 2008, the Company sold certain equity securities for a pre-tax gain of $6,195,000.

3	The fourth quarter of 2009 includes impairment charges, primarily goodwill, of $17,036,000, or $13,627,000, net of tax benefit of $3,409,000 after tax.

SUPPLEMENTARY FINANCIAL DATA
(in thousands, except as noted*)

Quarterly Financial Highlights (Unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2009 Net sales	$205,304	$188,843	$166,084	$177,863
Gross profit	43,710	42,908	34,645	31,164
Net income (loss)	7,396	7,776	3,368	(15,434)
Net income (loss) attributable to controlling interest	7,431	7,749	3,344	(15,456)
Earnings per common share*
Net income (loss) attributable to controlling interest:
Basic	0.33	0.35	0.15	(0.69)
Diluted	0.33	0.34	0.15	(0.69)

2008 Net sales	$263,072	$277,703	$237,443	$195,482
Gross profit	66,150	66,404	58,922	41,835
Net income	17,576	21,071	16,006	8,642
Net income attributable to controlling interest	17,519	21,072	15,962	8,575
Earnings per common share*
Net income attributable to controlling interest:
Basic	0.79	0.95	0.72	0.38
Diluted	0.78	0.93	0.71	0.38

Common Stock Price*

2009 High	$33.68	$33.68	$30.33	$28.02
2009 Low	18.52	23.62	22.85	22.76

2008 High	$39.76	$42.38	$37.55	$33.99
2008 Low	25.51	31.16	19.40	17.00

The Company’s common stock is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market under the symbol ASTE. Prices shown are the high and low bid prices as announced by NASDAQ. The Company has never paid dividends on its common stock and does not intend to pay dividends on its common stock in the foreseeable future. As determined by the proxy search on the record date, the number of common shareholders is approximately 8,700.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding forward-looking statements, see “Forward-looking Statements” on page A-20.

Overview

Astec Industries, Inc., (“the Company”) is a leading manufacturer and marketer of road building equipment. The Company’s businesses:

	design, engineer, manufacture and market equipment that is used in each phase of road building, including quarrying and crushing aggregate, to producing asphalt or concrete and applying asphalt;


design, engineer, manufacture and market equipment and components unrelated to road construction, including trenching, auger boring, directional drilling, geothermal drilling, oil and natural gas drilling, industrial heat transfer, wood chipping and grinding; and

	manufacture and sell replacement parts for equipment in each of its product lines.

The Company has 14 manufacturing companies, 13 of which fall within four reportable operating segments, which include the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group. The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other unrelated industries including energy production. In early 2009, this segment introduced a new line of concrete mixing plants. The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries. In September 2009 this segment acquired a small company with unique machine technology being developed to make wood pellets. The Company began production of the new pellet production equipment in January 2010. The business units in the Mobile Asphalt Paving Group design, manufacture and market asphalt pavers, material transfer vehicles, milling machines, stabilizers and screeds. The business units in the Underground Group design, manufacture and market a complete line of trenching equipment, directional drills and auger boring machines for the underground construction market as well as vertical drills for gas and oil field development. The Company also has one other category that contains the business units that do not meet the requirements for separate disclosure as an operating segment. The business units in the Other category include Peterson Pacific Corp. (Peterson), Astec Australia Pty Ltd (Astec Australia), Astec Insurance Company (“Astec Insurance” or “the captive”) and Astec Industries, Inc., the parent company. Peterson designs, manufactures and markets whole-tree pulpwood chippers, horizontal grinders and blower trucks. Astec Australia is the Australian and New Zealand distributor of equipment manufactured by Astec Industries, Inc. Astec Insurance  is a captive insurance company.

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

In August 2005, President Bush signed into law Safe, Accountable, Flexible and Efficient Transportation Equity Act - A Legacy for Users (“SAFETEA-LU”), which authorized appropriation of $286.5 billion in guaranteed federal funding for road, highway and bridge construction, repair and improvement of the federal highways and other transit projects for federal fiscal years October 1, 2004 through September 30, 2009. The Company believes that federal highway funding such as SAFETEA-LU significantly influences the purchasing decisions of the Company’s customers who are more comfortable making purchasing decisions with such legislation in place. Federal funding provides for approximately 25% of all highway, street, roadway and parking construction put in place in the United States.

SAFETEA-LU funding expired on September 30, 2009 and federal transportation funding is currently operating on short term appropriations at the most recent approved funding levels through February 2010. The current bill marks the third continuation of federal government funding at last year’s levels, a move made necessary as Congress has still been unable to complete its appropriations work from fiscal 2009. Congress is currently considering a proposal to extend the authorization for the highway program through December 2010 at the current 2009 funding levels. Although this proposed funding bill would help stabilize the federal highway program and instill a minimum level of confidence in the Company’s customers, the Company believes a new multi-year highway program would have the greatest positive impact on the road construction industry and allow its customers to plan and execute longer term construction projects.

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act, which authorized the expenditure of approximately $27.5 billion in federal funding for highway and bridge construction activities. These funds were in addition to the $41.2 billion apportioned to the federal highway program under SAFETEA-LU for fiscal year 2009. The measure required the funding to be apportioned to the states within 21 days of the bill’s enactment. Half of the funds were required to be obligated by the states within 120 days with the remaining portion required to be under contract one year after the bill’s enactment. The bill also provided for favorable tax policies regarding the deduction of certain expenses relating to the purchase of business equipment.

Several other countries have also implemented infrastructure spending programs to stimulate their economies. The Company believes these spending programs will have a positive impact on its financial performance; however, the magnitude of that impact cannot be determined.

The public sector spending described above is needed to fund road, bridge and mass transit improvements. The Company believes that increased funding is unquestionably needed to restore the nation’s highways to a quality level required for safety, fuel efficiency and mitigation of congestion. In the Company’s opinion, amounts needed for such improvements are significantly greater than amounts approved to date, and funding mechanisms such as the federal usage fee per gallon of gasoline, which has not been increased in 16 years, would likely need to be increased along with other measures to generate the funds needed.

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and its impact on customers’ purchase decisions and the price of steel may each affect the Company’s financial performance. Economic downturns, like the one experienced from 2001 through 2003, and the current downturn that began in late 2008, generally result in decreased purchasing by the Company’s customers, which, in turn, causes reductions in sales and increased pricing pressure on the Company’s products. Rising interest rates typically negatively impact customers’ attitudes toward purchasing equipment. The Federal Reserve has maintained historically low interest rates in response to the current economic downturn, and the Company expects only slight changes, if any, in interest rates in the near term; however, management believes that upward pressure is building on long-term interest rates.

Significant portions of the Company’s revenues relate to the sale of equipment involved in the production, handling and installation of asphalt mix. Asphalt is a by-product of oil production. An increase in the price of oil increases the cost of asphalt, which is likely to decrease demand for asphalt and therefore decrease demand for certain Company products. While increasing oil prices may have a negative financial impact on the Company’s customers, the Company’s equipment can use a significant amount of recycled asphalt pavement, thereby mitigating the final cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt mix. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. The Company’s customers appear to be adapting their prices in response to the fluctuating oil prices, and the fluctuations did not appear to significantly impair equipment purchases in 2008 and 2009. The Company expects oil prices to continue to fluctuate in 2010 but does not believe the fluctuation will have a significant impact on customers’ buying decisions.

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

Steel is a major component in the Company’s equipment. Steel prices increased significantly during the first eight months of 2008, and the Company increased sales prices during 2008 to offset these rising steel costs. Late in the third quarter of 2008, steel prices began to retreat from their 2008 highs. Steel pricing declined sharply in the fourth quarter of 2008 and into 2009. Favorable pricing continued through 2009 causing steel mills to reduce production to match reduced demand. The Company believes many steel customers worked through their excess inventories of steel during 2009 and will begin to buy steel again in 2010, albeit at reduced levels. This potential increase in demand coupled with the reduced production from the steel mills could combine to produce moderate increases in steel prices during 2010. Although the Company would institute price increases in response to rising steel and component prices, the Company may not be able to raise the prices of its products enough to cover increased costs, resulting in the Company’s financial results being negatively affected. If the Company sees increases in upcoming steel prices, it will take advantage of buying opportunities to offset such future pricing where possible.

In addition to the factors stated above, many of the Company’s markets are highly competitive, and its products compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. During most of 2008, the reduced value of the dollar relative to many foreign currencies and the positive economic conditions in certain foreign economies had a positive impact on the Company’s international sales. During the latter months of 2008, the dollar began to strengthen as the current economic recession began to have an impact around the world. During the first quarter of 2009, the dollar stabilized somewhat but at a stronger position than in the first nine months of 2008. This had a negative impact on the Company’s international sales during the first half of 2009 even though the dollar began to weaken in the second quarter of 2009 and has remained relatively weak compared to other major currencies through 2009.  The Company expects the dollar to fluctuate but remain relatively weak through 2010.

In the United States and internationally, the Company’s equipment is marketed directly to customers as well as through dealers. During 2009, approximately 75% to 80% of equipment sold by the Company was sold directly to the end user. The Company expects this ratio to remain relatively consistent through 2010.

The Company is operated on a decentralized basis and there is a complete management team for each operating subsidiary. Finance, insurance, legal, shareholder relations, corporate accounting and other corporate matters are primarily handled at the corporate level (i.e., Astec Industries, Inc., the parent company). The engineering, design, sales, manufacturing and basic accounting functions are all handled at each individual subsidiary. Standard accounting procedures are prescribed and followed in all reporting.

The non-union employees of each subsidiary have the opportunity to earn bonuses in the aggregate up to 10% of each subsidiary’s after-tax profit if such subsidiary meets established goals. These goals are based on the subsidiary’s return on capital employed, cash flow on capital employed and safety. The bonuses for subsidiary presidents are normally paid from a separate corporate pool.

Results of Operations: 2009 vs. 2008

Net Sales
Net sales decreased $235,606,000 or 24.2%, from $973,700,000 in 2008 to $738,094,000 in 2009. Sales are generated primarily from new equipment purchases made by customers for use in construction for privately funded infrastructure and public sector spending on infrastructure. The overall decline in sales for 2009 compared to 2008 is reflective of the weak overall economic conditions, both domestic and international. Domestic sales for 2009 were $465,473,000 or 63.1% of consolidated net sales compared to $620,987,000 or 63.8% of consolidated net sales for 2008, a decrease of $155,514,000 or 25.0%.

International sales for 2009 were $272,621,000 or 36.9% of consolidated net sales compared to $352,713,000 or 36.2% of consolidated net sales for 2008, a decrease of $80,092,000 or 22.7%. The overall decrease in international sales for 2009 compared to 2008 is due to weak economic conditions in the international markets the company serves as well as volatility in the U.S. dollar during 2009.

Parts sales as a percentage of consolidated net sales increased 340 basis points from 21.0% in 2008 to 24.4% in 2009. In dollar terms, parts sales decreased 12.0% from $204,912,000 in 2008 to $180,332,000 in 2009.

Gross Profit
Consolidated gross profit as a percentage of sales decreased 330 basis points to 20.7% in 2009 from 24.0% in 2008. The primary reason for the overall decrease in gross margin as a percent of sales is reduced plant utilization due to lower production volumes resulting from weak domestic and foreign economies. In addition, the Company has experienced some pricing pressures in certain markets, further impacting gross margin.

Selling, General and Administrative Expense
Selling, general and administrative expenses for 2009 were $107,455,000, or 14.6% of net sales, compared to $122,621,000, or 12.6% of net sales, for 2008, a decrease of $15,166,000, or 12.4%. The decrease was primarily due to a reduction in payroll and related expenses of $4,387,000 resulting from a reduction of 10.2% in employee headcount during 2009. In addition, profit sharing expense decreased $4,207,000 due to a reduction in subsidiary performance which determines this formula-driven amount. In 2008, the Company incurred expenses related to the triennial ConExpo trade show of $3,631,000 which were not incurred in 2009. Commissions expense decreased $3,506,000 and travel expense decreased $1,729,000.

Research and Development
Research and Development expenses decreased $892,000 or 4.7%, from $18,921,000 in 2008 to $18,029,000 in 2009. Although sales decreased 24.2% during 2009, the Company remained committed to new product development and current product improvement.

Intangible Asset Impairment Charges
During the fourth quarter of 2009, the Company recorded non-cash intangible asset impairment charges of $17,036,000. These charges consisted of an impairment charge to goodwill of $16,716,000 and an impairment charge to other intangible assets of $320,000. These impairment charges were the result of the Company’s annual intangible asset impairment review in the fourth quarter, which coincides with the annual budgeting process.

Interest Expense
Interest expense in 2009 decreased $314,000, or 36.9%, to $537,000 from $851,000 in 2008. The decrease in interest expense in 2009 compared to 2008 related primarily to interest on state tax settlements incurred in 2008.

Interest Income
Interest income decreased $154,000 or 17.3% from $888,000 in 2008 to $734,000 in 2009. The primary reason for the decrease in interest income is a decrease in amounts invested in 2009 due to cash paid for acquisitions in late 2008.

Other Income
Other income (expense), net was $1,137,000 in 2009 compared to $6,255,000 in 2008, a decrease of $5,118,000. The primary reason for the decrease was a gain of $6,195,000 recognized in 2008 on the sale of certain equity securities. The primary component of the current year income amount is $615,000 of investment income from the investment portfolio at Astec Insurance.

Income Tax
Income tax expense for 2009 was $8,135,000, compared to income tax expense of $34,766,000 for 2008. The effective tax rates for 2009 and 2008 were 72.4% and 35.5%, respectively. The primary reason for the significant increase in the effective tax rate from 2008 to 2009 is nondeductible intangible asset impairment charges in 2009.

Net Income
The Company had net income attributable to controlling interest of $3,068,000 in 2009 compared to $63,128,000 in 2008, a decrease of $60,060,000, or 95.1%. Earnings per diluted share were $0.14 in 2009 compared to $2.80 in 2008, a decrease of $2.66 or 95.0%. Diluted shares outstanding at December 31, 2009 and 2008 were 22,715,780 and 22,585,775, respectively. The increase in shares outstanding is primarily due to the exercise of stock options by employees of the Company.

Backlog
The backlog of orders at December 31, 2009 was $135,090,000 compared to $193,316,000 at December 31, 2008, a decrease of $58,226,000, or 30.1%. The decrease in the backlog of orders was almost evenly split between a decrease in domestic backlog of $32,775,000 or 31.0% and a decrease in international backlog of $25,451,000 or 29.0%. The decrease in backlog occurred in each of the Company’s segments except for the Mobile Asphalt Paving Group which experienced an increase in backlog of $754,000 or 26.4%. The Company is unable to determine whether the decline in backlogs was experienced by the industry as a whole; however, the Company believes the decreased backlog reflects the current economic conditions the industry is experiencing.

Net Sales (in thousands)
	2009	2008	$ Change	% Change
Asphalt Group	$258,527	$257,336	$1,191	0.5%
Aggregate and Mining Group	218,332	350,350	(132,018)	(37.7%)
Mobile Asphalt Paving Group	136,836	150,692	(13,856)	(9.2%)
Underground Group	67,353	135,152	(67,799)	(50.2%)
Other Group	57,046	80,170	(23,124)	(28.8%)

Asphalt Group: Sales in this group remained relatively flat at $258,527,000 in 2009 compared to $257,336,000 in 2008, an increase of $1,191,000. Domestic sales for the Asphalt Group decreased 7.8% in 2009 compared to 2008. The Company believes this segment was the beneficiary of federal stimulus spending under the ARRA of 2009, which provided $27.5 billion of funding for transportation construction projects. International sales for the Asphalt Group increased 15.8% in 2009 compared to 2008. This increase was primarily in Canada and the Middle East. Parts sales for the Asphalt Group increased 4.7% in 2009.

Aggregate and Mining Group: Sales in this group were $218,332,000 in 2009 compared to $350,350,000 in 2008, a decrease of $132,018,000 or 37.7%. Domestic sales for the Aggregate and Mining Group decreased 37.6% in 2009 compared to 2008. The primary driver of this decrease was the weak domestic residential and commercial construction markets during 2009. International sales for the Aggregate and Mining Group decreased 34.0% in 2009 compared to 2008. This decrease was also due to weakness in the construction market globally. The decrease in international sales occurred primarily in Asia, Canada, Africa and the Middle East. Parts sales for the Aggregate and Mining Group decreased 21.1% in 2009 compared to 2008.

Mobile Asphalt Paving Group: Sales in this group were $136,836,000 in 2009 compared to $150,692,000 in 2008, a decrease of $13,856,000 or 9.2%. Domestic sales for the Mobile Asphalt Paving Group increased 2.0% in 2009 over 2008. The Company believes this segment was also the beneficiary of federal stimulus spending under the ARRA of 2009. International sales for the Mobile Asphalt Paving Group decreased 37.3% in 2009 compared to 2008. The decrease internationally occurred primarily in Europe and Australia but was offset by an increase in Canada, which also passed stimulus spending legislation that benefited the transportation industry. Parts sales for this group increased 2.7% in 2009

Underground Group: Sales in this group were $67,353,000 in 2009 compared to $135,152,000 in 2008, a decrease of $37,799,000 or 50.2%. Domestic sales for the Underground Group decreased 61.8% in 2009 compared to 2008. The primary reason for this decline is the weak domestic residential and commercial construction markets. International sales for the Underground Group decreased 35.8% in 2009 compared to 2008. The decrease in international sales occurred in Asia, Australia, Europe, South America, Central America and the Middle East. Parts sales for the Underground Group decreased 32.4% in 2009.

Other Group: Sales for the Other Group were $57,046,000 in 2009 compared to $80,170,000 in 2008, a decrease of $23,124,000 or 28.8%. Domestic sales for the Other Group, which are generated by Peterson Pacific Corp. for this group, decreased 51.5% in 2009 compared to 2008. This decrease is due to the weak domestic construction market. International sales for the Other Group increased 19.0% in 2009 over 2008. This increase occurred primarily in Australia due to the acquisition of Astec Australia in the fourth quarter of 2008. This increase was partially offset by a decrease in sales to Canada. Parts sales for the Other Group increased 5.3% in 2009.

Segment Profit (in thousands):
	2009	2008	$ Change	% Change
Asphalt Group	$33,455	$40,765	$(7,310)	(17.9%)
Aggregate and Mining Group	(172)	37,032	(37,204)	(100.5%)
Mobile Asphalt Paving Group	13,374	15,087	(1,713)	(11.4%)
Underground Group	(14,560)	12,510	(27,070)	(216.4%)
	(29,614)	(41,153)	11,539	28.0%

Asphalt Group: Profit for this group was $33,455,000 for 2009 compared to $40,765,000 for 2008, a decrease of $7,310,000 or 17.9%. The primary reason for the decline in profit is a $4,095,000 reduction in gross profit for this group. Although the Asphalt Group’s sales for 2009 were practically the same as 2008, its capacity increased significantly in late 2008 with the addition of Dillman resulting in an increase in unabsorbed overhead of $3,504,000 in 2009 over 2008 levels. Increased research and development expense of $2,171,000, due to the development in 2009 of a new concrete plant, also contributed to the decrease in profit in 2009.

Aggregate and Mining Group: This group had a loss of $172,000 in 2009 compared to profit of $37,032,000 in 2008, a decrease of $37,204,000 or 100.5%. This group had a decrease of $36,483,000 in gross profit during 2009 from the significant drop in sales. Also affecting gross profit was an increase in unabsorbed overhead of $3,754,000 during 2009. The group incurred an intangible asset impairment charge of $10,909,000 which is reflected in intangible asset impairment charges in the consolidated statement of operations for 2009.

Mobile Asphalt Paving Group: Profit for this group was $13,374,000 in 2009 compared to profit of $15,087,000 in 2008, a decrease of $1,713,000 or 11.4%. The primary reason for the decrease in profit is a reduction in sales of 9.2% during 2009. This resulted in an increase in unabsorbed overhead of $1,608,000 year over year.

Underground Group: This group had a loss of $14,560,000 in 2009 compared to profit of $12,510,000 in 2008 for a decrease of $27,070,000 or 216.4%. Gross profit for this group decreased $29,601,000 in 2009, primarily due to the 50.2% decrease in sales year over year. The Underground Group’s gross profit was also negatively impacted by an increase in unabsorbed overhead of $2,625,000 in 2009 compared to 2008. Charges to reduce the value of inventory in 2009 were $2,339,000 in excess of 2008 levels. These expenses were offset by a reduction in selling, general and administrative expenses of $2,000,000 in 2009.

Other Group: The Other Group had a loss of $29,614,000 in 2009 compared to a loss of $41,153,000 in 2008, an improvement of $11,539,000 or 28%. The profit in this group is significantly impacted by federal income tax expense which is recorded at the parent company only. Income tax expense in this group decreased $21,132,000 in 2009 compared to 2008. Gross profit for this group decreased $6,535,000 in 2009 compared to 2008. This was a result of the decrease in sales of $23,124,000 in this group. The decrease in sales was partially offset by a decrease in unabsorbed overhead of $1,219,000 in 2009 compared to 2008. In addition, this segment incurred non-cash intangible asset impairment charges of $5,841,000 in 2009 which is reflected in intangible asset impairment charges in the consolidated statement of operations.

Results of Operations: 2008 vs. 2007
Net Sales
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

Gross Profit
Gross profit increased from $209,176,000 in 2007 to $233,311,000 in 2008. The gross profit as a percentage of net sales decreased 10 basis points from 24.1% in 2007 to 24.0% in 2008. The primary factor that caused this decrease in gross profit as a percentage of net sales was an increase in overhead of $5,520,000 in 2008 as compared to 2007. The increase in overhead is due primarily to manufacturing process improvement projects, as well as the impact of slowing economic activity during the second half of the year resulting in lower absorption of overhead. As these improvement projects occurred, the flow of production was disrupted and certain production resources were used to complete the projects, thus creating inefficiencies which resulted in excess production costs. Steel and component cost increases were offset by sales price increases, redesign of the product, and improvements in the manufacturing process.

Selling, General and Administrative Expense
In 2008, selling, general and administrative (“SG&A”) expenses increased $15,021,000 or 14.0% to $122,621,000, or 12.6% of 2008 net sales, from $107,600,000, or 12.4% of net sales, in 2007. The increase in SG&A in 2008 compared to 2007 was primarily due to increases in personnel related expenses of $7,790,000, sales commissions of $1,424,000, and health insurance of $2,911,000. In addition, ConExpo costs of $3,594,000 were expensed in 2008.

Research and Development Expense
Research and development expenses increased by $3,472,000, or 22.5%, from $15,449,000 in 2007 to $18,921,000 in 2008. The increase is related to the development of new products and improvement of current products.

Interest Expense
Interest expense for 2008 remained flat at $851,000 from $853,000 in 2007. This equates to 0.1% of net sales in both 2008 and 2007.

Interest Income
Interest income decreased $1,845,000, or 67.5%, to $888,000 in 2008 from $2,733,000 in 2007. The decrease is primarily due to a reduction in cash available for investment due to business acquisitions in mid 2007 and 2008.

Other Income
Other income (expense), net was income of $6,255,000 in 2008 compared to income of $399,000 in 2007. The net change in other income from 2007 to 2008 was due primarily to gains on the sale of certain equity securities in 2008.

Income Tax
For 2008, the Company had an overall income tax expense of $34,766,000, or 35.5% of pre-tax income compared to the 2007 tax expense of $31,398,000, or 35.5% of pre-tax income.

Net Income
The Company generated net income attributable to controlling interest for 2008 of $63,128,000, or $2.80 per diluted share, compared to net income attributable to controlling interest of $56,797,000, or $2.53 per diluted share, in 2007. The weighted average number of diluted common shares outstanding at December 31, 2008 was 22,585,775 compared to 22,444,866 at December 31, 2007.

Earnings per share for 2008 were $2.80 per diluted share compared to $2.53 per diluted share for 2007, a 10.7% increase.

Backlog
The backlog at December 31, 2008 was $193,316,000 compared to $280,923,000, including the backlogs of Dillman and Astec Australia, at December 31, 2007, a 31.2% decrease. The international backlog at December 31, 2008 was $87,693,000 compared to $88,842,000 at December 31, 2007, a decrease of $1,149,000 or 1.3%. The domestic backlog at December 31, 2008 was $105,623,000 compared to $192,081,000 at December 31, 2007, a decrease of $86,458,000 or 45.0%. The backlog decreased $47,691,000 in the Aggregate and Mining Group, followed by a decrease of $27,135,000 in the Asphalt Group. The Company is unable to determine whether this backlog effect was experienced by the industry as a whole; however, the Company believes the decreased backlog reflects the current economic conditions the industry is experiencing.

Segments
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

Aggregate and Mining Group: During 2008, sales for this segment increased $12,167,000, or 3.6%, to $350,350,000 compared to $338,183,000 for 2007. The primary increase in sales was attributable to increased international sales in Asia, Africa and South America. Domestic sales for the Aggregate and Mining Group were down 12.3% compared to 2007. Segment profits for 2008 decreased $1,860,000, or 4.8%, to $37,032,000 from $38,892,000 for 2007. The primary reasons for the decrease in segment profits were ConExpo expenses of $1,578,000 in 2008 and weakening sales volume and gross profit in the fourth quarter of 2008.

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

Other Group: During 2008, sales for this segment increased $50,424,000, or 169.5%, to $80,170,000 from $29,746,000 in 2007. $42,337,000 of this increase is due to the acquisitions of Peterson and Astec Australia.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources are its cash on hand, investments, borrowing capacity under a $100 million revolving credit facility and cash flows from operations. The Company had $40,429,000 of cash available for operating purposes at December 31, 2009. In addition, the Company had no borrowings outstanding under its credit facility with Wachovia Bank, National Association (“Wachovia”) at December 31, 2009 as discussed further below. Net of letters of credit of $11,634,000, the Company had borrowing availability of $88,366,000 under the credit facility.

During April 2007, the Company entered into an unsecured credit agreement with Wachovia whereby Wachovia has extended to the Company an unsecured line of credit of up to $100,000,000 including a sub-limit for letters of credit of up to $15,000,000.

The Wachovia credit facility had an original term of three years with two one-year extensions available. Early in 2010, the Company exercised the final extension bringing the new loan maturity date to May 2012. The interest rate for borrowings is a function of the Adjusted LIBOR Rate or Adjusted LIBOR Market Index Rate, as defined, as elected by the Company, plus a margin based upon a leverage ratio pricing grid ranging between 0.5% and 1.5%. As of December 31, 2009, the applicable margin based upon the leverage ratio pricing grid was equal to 0.5%. The unused facility fee is 0.125%. The Wachovia credit facility requires no principal amortization and interest only payments are due, in the case of loans bearing interest at the Adjusted LIBOR Market Index Rate, monthly in arrears and, in the case of loans bearing interest at the Adjusted LIBOR Rate, at the end of the applicable interest period. The interest rate was 0.73% and 0.94% at December 31, 2009 and 2008, respectively. The Wachovia credit agreement contains certain financial covenants including a minimum fixed charge coverage ratio, minimum tangible net worth and maximum allowed capital expenditures. The Company was in compliance with the covenants under its credit facility as of December 31, 2009.

The Company’s South African subsidiary, Osborn Engineered Products SA (Pty) Ltd, (Osborn) has available a credit facility of $7,429,000 (ZAR 55,000,000) to finance short-term working capital needs, as well as to cover  letter of credit performance, advance payment and retention guarantees. As of December 31, 2009, Osborn had no outstanding borrowings under the credit facility, but $4,422,000 in performance, advance payment and retention bonds were issued under the facility. The facility is secured by Osborn’s buildings and improvements, accounts receivable and cash balances (cash balances up to $2,701,000) and a $2,000,000 letter of credit issued by the parent company. As of December 31, 2009, Osborn had available credit under the facility of $3,007,000. The facility has an ongoing, indefinite term subject to annual reviews by the bank. The agreement has an unused facility fee of 0.793%.

The Company’s Australian subsidiary, Astec Australia Pty Ltd (“Astec Australia”) has an available credit facility to finance short-term working capital needs of $2,511,000 (AUD 2,800,000), to finance foreign exchange dealer limit orders of $2,242,000 (AUD 2,500,000) and to provide bank guarantees to others of $179,000 (AUD 200,000). The facility is secured by a $2,500,000 letter of credit issued by the Company. No amounts were outstanding under the credit facility at December 31, 2009; however, $22,000 in performance bonds were guaranteed under the facility.

Cash Flows from Operating Activities (in thousands):
	2009	2008	Increase / Decrease
Net income	$3,106	$63,295	$(60,189)
Non-cash items in net income:
Depreciation	17,752	16,657	1,095
Provision for warranty	10,908	18,317	(7,409)
Intangible asset impairment charges	17,036	--	17,036
Gain on sale of available for sale securities	--	(6,195)	6,195
Other, net	5,145	7,300	(2,155)
Changes in working capital:
Decrease in receivables	8,171	10,926	(2,755)
Decrease (increase) in inventories	36,570	(70,790)	107,360
Increase in prepaid expenses	(698)	(3,819)	3,121
Decrease in accounts payable	(16,124)	(3,909)	(12,215)
(Decrease) increase in customer deposits	(15,938)	402	(16,340)
Decrease in accrued product warranty	(12,514)	(15,955)	3,441
Decrease in other accrued liabilities	(2,667)	(4,352)	1,685
Other, net	(1,546)	(1,839)	293
Net cash provided by operating activities	$49,201	$10,038	$39,163

Net cash provided by operating activities increased $39,163,000 in 2009 compared to 2008. The primary reasons for the increase in operating cash flows in 2009 compared to 2008 are a decrease in inventory in 2009 of $36,570,000 compared to an increase in inventory in 2008 of $70,790,000. The Company made a substantial effort in 2009 to reduce inventory through reduced purchasing of raw materials and purchased parts. This effort was in response to decreased sales volume and reduced production resulting in lower finished goods. This increase in cash from inventory was offset by a decrease in net income of $60,189,000 as well as an increase in cash used by accounts payable and customer deposits in 2009 compared to 2008 totaling $28,555,000.

Cash Flows from Investing Activities (in thousands):
	2009	2008	Increase / Decrease
Business acquisitions	$(475)	$(18,283)	$17,808
Expenditures for property and equipment	(17,463)	(39,932)	22,469
Sale of available for sale securities	--	16,500	(16,500)
Other, net	283	276	7
Net cash used by investing activities	$(17,655)	$(41,439)	$23,784

Net cash used by investing activities in 2009 decreased $23,784,000 compared to 2008 due to reductions in cash used for capital expenditures of $22,469,000 and cash used for business acquisitions of $17,808,000. These amounts were offset by a reduction in cash proceeds from the sale of securities of $16,500,000 in the fourth quarter of 2008.

Cash Flows from Financing Activities (in thousands):
	2009	2008	Increase / Decrease
Proceeds from issuance of common stock	$880	$4,669	$(3,789)
Net borrowings (repayments) under revolving line of credit	(3,427)	3,427	(6,854)
Other, net	(663)	(470)	(193)
Net cash (used) provided by financing activities	$(3,210)	$7,626	$(10,836)

Financing activities used cash of $3,210,000 in 2009 while in 2008 financing activities provided cash of $7,626,000 for a net change of $10,836,000. Fewer stock options were exercised in 2009 reducing the cash proceeds from the issuance of common stock by $3,789,000. Also during 2009, the Company repaid the outstanding balance of $3,427,000 that was borrowed against its revolving line of credit during 2008.

Capital expenditures for 2010 are forecasted to total $15,291,000. The Company expects to finance these expenditures using currently available cash balances, internally generated funds and available credit under the Company’s credit facility. Capital expenditures are generally for machinery, equipment and facilities used by the Company in the production of its various products.

The Company believes that its current working capital, cash flows generated from future operations and available capacity under its credit facilities will be sufficient to meet the Company’s working capital and capital expenditure requirements through December 31, 2010.

Financial Condition

The Company’s current assets decreased to $384,365,000 at December 31, 2009 from $395,099,000 at December 31, 2008, a decrease of $10,734,000, or 2.7%. The decrease is primarily attributable to a decrease in inventory of $37,269,000 and a decrease in trade receivables of $5,292,000 offset by an increase in cash of $30,755,000. The Company made a substantial effort in 2009 to reduce inventory through reduced purchasing of raw materials and purchased parts. This effort was in response to decreased sales volume and reduced production requirements which also resulted in lower finished goods. Trade receivables decreased primarily due to reduced sales volumes in 2009 as compared to 2008.

Goodwill decreased $15,752,000 in 2009 primarily due to non-cash impairment charges of $16,716,000 recognized in the fourth quarter based on the Company’s review of the fair value of goodwill and other intangible assets.  The remaining change in goodwill is due to the translation impact on goodwill at foreign subsidiaries.

In late 2009 the Company reviewed and adjusted its internal five-year projections as part of its normal annual budgeting procedures. These revised projections were used in the annual valuations performed to determine if an impairment charge to goodwill should be recorded. The valuations performed in 2009 indicated possible impairment in two of the Company’s reporting units which necessitated further testing to determine the amount of impairment. As a result of the additional testing, 100% of the goodwill in the two reporting units was determined to be impaired.

The valuation performed for 2009 included a combination of discounted cash flows and market approaches to determine the fair value of the Company’s reporting units. Weighted average cost of capital assumptions used in the calculations ranged from 13% to 22%. A terminal growth rate of 3% was also assumed. The $16,716,000 goodwill impairment charge is included in intangible asset impairment charges in the consolidated statements of operations.  The remaining $320,000 of impairment charge is related to other intangible assets. The valuations performed in 2008 and 2007 indicated no impairment of goodwill or other intangible assets.

For the Company’s reporting units not incurring a goodwill impairment, the excess of the units’ fair values over their carrying values ranged from $2,187,000 to $119,160,000. A hypothetical 10% reduction in the fair value of these reporting units would result in fair values in excess of carrying values ranging from $1,516,000 to $86,419,000, with one reporting unit having a carrying value in excess of fair value. The goodwill at that reporting unit was $2,270,000 at December 31, 2009.

The Company’s current liabilities decreased $37,529,000 from $143,836,000 at December 31, 2008 to $106,307,000 at December 31, 2009. The decrease is primarily attributable to decreases in accounts payable of $14,665,000 and customer deposits of $14,780,000. Accounts payable decreased due to significantly reduced production activity in 2009 resulting in lower purchases volumes. Customer deposits decreased due to lower backlogs as a result of the weak economy.

Market Risk and Risk Management Policies

The Company is exposed to changes in interest rates, primarily from its revolving credit agreements. A hypothetical 100 basis point adverse move (increase) in interest rates would not have materially affected interest expense for the year ended December 31, 2009, since there were only minimal amounts outstanding on the revolving credit agreements during the year. The Company does not hedge variable interest.

The Company is subject to foreign exchange risk at its foreign operations. Foreign operations represent 11.1% and 9.9% of total assets at December 31, 2009 and 2008, respectively, and 10.4% and 7.6% of total revenue for the years ended December 31, 2009 and 2008, respectively. Each period the Company’s balance sheets and related results of operations are translated from their functional foreign currency into U.S. dollars for reporting purposes. As the dollar strengthens against those foreign currencies, the foreign denominated net assets and operating results become less valuable in the Company’s reporting currency. When the dollar weakens against those currencies the foreign denominated net assets and operating results become more valuable in the Company’s reporting currency. At each reporting date, the fluctuation in the value of the net assets and operating results due to foreign exchange rate changes is recorded as an adjustment to other comprehensive income in equity. The Company views its investments in foreign subsidiaries as long-term and does not hedge the net investments in foreign subsidiaries.

From time to time the Company’s foreign subsidiaries enter into transactions not denominated in their functional currency. In these situations, the Company evaluates the need to hedge those transactions against foreign currency rate fluctuations. When the Company determines a need to hedge a transaction, the subsidiary enters into a foreign currency hedge. The Company does not apply hedge accounting to these contracts and, therefore, recognizes the fair value of these contracts in the consolidated balance sheet and the change in the fair value of the contracts in current earnings.

Due to the limited exposure to foreign exchange rate risk, a 10% fluctuation in the foreign exchange rates at December 31, 2009 or 2008 would not have a material impact on the Company’s consolidated financial statements.

Aggregate Contractual Obligations

The following table discloses aggregate information about the Company’s contractual obligations and the period in which payments are due as of December 31, 2009 (in thousands):
	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease obligations	$2,233	$1,247	$924	$38	$24
Inventory purchase obligations	712	424	288	--	--
Total	$2,945	$1,671	$1,212	$38	$24

The above table excludes our liability for unrecognized tax benefits, which totaled $675,000 at December 31, 2009 since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

In 2009, the Company made contributions of approximately $232,000 to its pension plan and $49,000 to its post-retirement benefit plan for a total of $281,000, compared to $875,000 in 2008. The Company estimates that it will contribute a total of $536,000 to the pension and post-retirement plans during 2010. The Company’s funding policy for all plans is to make the minimum annual contributions required by applicable regulations.

Contingencies

Management has reviewed all claims and lawsuits and, upon the advice of counsel, has made adequate provision for any losses that can be reasonably estimated. However, the Company is unable to predict the ultimate outcome of the outstanding claims and lawsuits.

Certain customers have financed purchases of the Company’s products through arrangements in which the Company is contingently liable for customer debt and residual value guarantees aggregating $4,276,000 and $241,000 at December 31, 2009 and 2008, respectively. These obligations have average remaining terms of 5.5 years. The Company has recorded a liability of $395,000 related to these guarantees at December 31, 2009.

The Company is contingently liable under letters of credit of approximately $16,078,000, primarily for performance guarantees to customers or insurance carriers.

Off-balance Sheet Arrangements

As of December 31, 2009 the Company does not have off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K, except for those items noted above.

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

Inventory Valuation: Inventories are valued at the lower of cost or market. The most significant component of the Company’s inventories is steel. Open market prices, which are subject to volatility, determine the cost of steel for the Company. During periods when open market prices decline, the Company may need to provide a reserve to reduce the carrying value of the inventory. In addition, certain items in inventory become obsolete over time, and the Company establishes a reserve to reduce the carrying value of these items to their net realizable value. The amounts in these inventory reserves are determined by the Company based on estimates, assumptions and judgments made from the information available at that time. Historically, inventory reserves have been sufficient to provide for proper valuation of the Company’s inventory. The Company does not believe it is reasonably likely that the inventory reserves will materially change in the near future.

Self-Insurance Reserves: The Company is insuring the retention portion of workers compensation claims and general liability claims by way of a captive insurance company, Astec Insurance Company. The objectives of Astec Insurance are to improve control over and reduce retained loss costs; to improve focus on risk reduction with development of a program structure which rewards proactive loss control; and to ensure active management participation in the defense and settlement process for claims.

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

Product Warranty Reserve: The Company accrues for the estimated cost of product warranties at the time revenue is recognized. Warranty obligations by product line or model are evaluated based on historical warranty claims experience. For machines, the Company’s standard product warranty terms generally include post-sales support and repairs of products at no additional charge for periods ranging from three months to one year or up to a specified number of hours of operation. For parts from component suppliers, the Company relies on the original manufacturer’s warranty that accompanies those parts and makes no additional provision for warranty claims. Generally, fabricated parts are not covered by specific warranty terms. Although failure of fabricated parts due to material or workmanship is rare, if it occurs, the Company’s policy is to replace fabricated parts at no additional charge.

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers. Estimated warranty obligations are based upon warranty terms, product failure rates, repair costs and current period machine shipments. If actual product failure rates, repair costs, service delivery costs or post-sales support costs differ from estimates, revisions to the estimated warranty liability would be required. The Company does not believe it is reasonably likely that the warranty reserve will materially change in the near future.

Pension and Post-retirement Benefits: The determination of obligations and expenses under the Company’s pension and post-retirement benefit plans is dependent on the selection of certain assumptions used by the Company’s independent actuaries in calculating such amounts. Those assumptions are described in Note 12 to the consolidated financial statements and include among others, the discount rate, expected return on plan assets and the expected rates of increase in health care costs. In accordance with accounting principles generally accepted in the United States, actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense in such periods. The Company has determined that a 1% change in either the discount rate or the rate of return on plan assets would not have a material effect on the financial condition or operating performance of the Company.

Revenue Recognition: Revenue is generally recognized on sales at the point in time when persuasive evidence of an arrangement exists, the price is fixed or determinable, the product has been shipped and there is reasonable assurance of collection of the sales proceeds. The Company generally obtains purchase authorizations from its customers for a specified amount of product at a specified price with specified delivery terms. A significant portion of the Company’s equipment sales represents equipment produced in the Company’s plants under short-term contracts for a specific customer project or equipment designed to meet a customer’s specific requirements. Certain contracts include terms and conditions through which the Company recognizes revenues upon completion of equipment production, which is subsequently stored at the Company’s plant at the customer’s request. In accordance with U.S. GAAP, revenue is recorded on such contracts upon the customer’s assumption of title and risk of ownership and when collectability is reasonably assured. In addition, there must be a fixed schedule of delivery of the goods consistent with the customer’s business practices, the Company must not have retained any specific performance obligations such that the earnings process is not complete and the goods must have been segregated from the Company’s inventory prior to revenue recognition.

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

Goodwill and Other Intangible Assets: In accordance with U.S. GAAP, we classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization, and (3) goodwill. We test intangible assets with definite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. We record an impairment charge when the carrying value of the definite lived intangible asset is not recoverable by the cash flows generated from the use of the asset. Some of the inputs used in our impairment testing are highly subjective and are affected by changes in business factors and other conditions. Changes in any of the inputs could have an effect on future tests and result in impairment charges.

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

Income Taxes: Income taxes are based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. The Company periodically assesses the need to establish a valuation allowance against its deferred tax assets to the extent the Company no longer believes it is more likely than not that the tax assets will be fully utilized. These valuation allowances can be impacted by changes in tax laws, changes to statutory tax rates, and future taxable income levels and are based on the Company’s judgment, estimates, and assumptions regarding those future events. In the event the Company were to determine that it would not be able to realize all or a portion of deferred tax assets in the future, the Company would increase the valuation allowance through a charge to income tax expense in the period that such determination is made. Conversely, if the Company were to determine that it would be able to realize its deferred tax assets in the future, in excess of the net carrying amounts, the Company would decrease the recorded valuation allowance through decrease to income tax expense in the period that such determination is made.

The Company evaluates a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize in the consolidated statements of operations and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold, no benefit is recognized. The Company is audited by U.S. federal and state as well as foreign tax authorities. While it is often difficult to predict final outcome or timing of resolution of any particular tax matter, the Company believes its reserve for uncertain tax positions is properly recorded pursuant to the recognition and measurement provisions in the FASB guidance.

Stock-based Compensation: The Company currently has two types of stock-based compensation plans in effect for its employees and directors. The Company’s stock option plans have been in effect for a number of years and its stock incentive plan was put in place during 2006. These plans are more fully described in Note 16 to the consolidated financial statements. Restricted stock units (“RSU’s”) awarded under the Company’s stock incentive plan are granted shortly after the end of each year and are based upon the performance of the Company and its individual subsidiaries. RSU’s can be earned for performance in each of the years from 2006 through 2010 with additional RSU’s available based upon cumulative five-year performance. The Company estimates the number of shares that will be granted for the most recent fiscal year and the five-year cumulative performance based on actual and expected future operating results. The compensation expense for RSU’s expected to be granted for the most recent fiscal year and the cumulative five-year based awards is calculated using the fair value of the Company stock at each period end and is adjusted to the fair value as of each future period end until granted. Generally, each award will vest at the end of five years from the date of grant, or at a time the recipient retires after reaching age 65, if earlier. Estimated forfeitures are based upon the expected turnover rates of the employees receiving awards under the plan. The fair value of stock options is estimated using the Black-Scholes method.

Fair Value: For cash and cash equivalents, trade receivables, other receivables, revolving debt and accounts payable, the carrying amount approximates the fair value because of the short-term nature of those instruments. Investments are carried at their fair value based on quoted market prices for identical or similar assets or, where no quoted prices exist, other observable inputs for the asset. All of the investments held by the Company at December 31, 2009 and 2008 are classified as Level 1 or Level 2 under the fair value hierarchy.

Recent Accounting Pronouncements

There are no recently promulgated accounting pronouncements (either recently adopted or yet to be adopted) that are likely to have a material impact on the Company's financial reporting in the foreseeable future. See Recent Accounting Pronouncements in Note 1 to the consolidated financial statements.

Forward-Looking Statements

This annual report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements contained anywhere in this Annual Report that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding:

•	execution of the Company’s growth and operation strategy;
•	compliance with covenants in the Company’s credit facilities;
•	liquidity and capital expenditures;
•	sufficiency of working capital, cash flows and available capacity under the Company’s credit facilities;
•	government funding and growth of highway construction and commercial projects;
•	renewal of the federal highway bill which expired September 30, 2009
•	taxes or usage fees;
•	financing plans;
•	industry trends;
•	pricing and availability of oil and liquid asphalt;
•	pricing and availability of steel;
•	pricing of scrap metal;
•	condition of the economy;
•	the success of new product lines;
•	plans for technological innovation;
•	ability to secure adequate or timely replacement of financing to repay our lenders;
•	compliance with government regulations;
•	compliance with manufacturing or delivery timetables;
•	forecasting of results;
•	general economic trends and political uncertainty;
•	integration of acquisitions;
•	presence in the international marketplace;
•	suitability of our current facilities;
•	future payment of dividends;
•	competition in our business segments;
•	product liability and other claims;
•	protection of proprietary technology;
•	demand for products;
•	future fillings of backlogs;
•	employees;
•	tax assets;
•	the impact of accounting changes;
•	the effect of international sales on our backlog;
•	critical account policies;
•	ability to satisfy contingencies;
•	contributions to retirement plans;
•	supply of raw materials; and
•	inventory.

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

In addition to the risks and uncertainties identified elsewhere herein and in documents filed by the Company with the Securities and Exchange Commission, the following factors should be carefully considered when evaluating the Company’s business and future prospects: changes or delays in highway funding; rising interest rates; changes in oil prices; changes in steel prices; changes in the general economy; unexpected capital expenditures and decreases in liquidity; the timing of large contracts; production capacity; general business conditions in the industry; non-compliance with covenants in the Company’s credit facilities; demand for the Company’s products; and those other factors listed from time to time in the Company’s reports filed with the Securities and Exchange Commission. Certain of the risks, uncertainties and other factors discussed or noted above are more fully described in the section entitled “Business - Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ASTEC INDUSTRIES, INC.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Astec Industries, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Astec Industries, Inc.

We have audited the accompanying consolidated balance sheets of Astec Industries, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astec Industries, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Astec Industries, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chattanooga, Tennessee
March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Astec Industries, Inc.

We have audited Astec Industries, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Astec Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Astec Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of Astec Industries, Inc. and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chattanooga, Tennessee
March 1, 2010

CONSOLIDATED BALANCE SHEETS
   (in thousands, except shares and share data)
	December 31
Assets	2009	2008

Current assets:
Cash and cash equivalents	$40,429	$9,674
Trade receivables, less allowance for doubtful accounts of $2,215 in 2009 and $1,496 in 2008	66,338	71,630
Other receivables	1,767	3,531
Inventories	248,548	285,817
Prepaid expenses	12,927	12,080
Deferred income tax assets	12,067	10,701
Other current assets	2,289	1,666
Total current assets	384,365	395,099
Property and equipment, net	172,057	169,129
Investments	11,965	9,912
Goodwill	13,907	29,659
Other long-term assets	8,607	9,013
Total assets	$590,901	$612,812

Liabilities and Equity

Current liabilities:
Revolving credit loans	$--	$3,427
Accounts payable	36,388	51,053
Customer deposits	26,606	41,386
Accrued product warranty	8,714	10,050
Accrued payroll and related liabilities	13,331	18,343
Accrued loss reserves	3,640	3,303
Other accrued liabilities	17,628	16,274
Total current liabilities	106,307	143,836
Deferred income tax liabilities	14,975	13,065
Other long-term liabilities	17,359	15,878
Total liabilities	138,641	172,779

Equity:
Preferred stock - authorized 4,000,000 shares of $1.00 par value; none issued	--	--
Common stock - authorized 40,000,000 shares of $.20 par value; issued and outstanding - 22,551,283 in 2009 and 22,508,332 in 2008	4,510	4,502
Additional paid-in capital	124,381	121,968
Accumulated other comprehensive income (loss)	4,551	(2,799)
Company shares held by SERP, at cost	(2,128)	(1,966)
Retained earnings	320,589	317,521
Shareholders’ equity	451,903	439,226
Non-controlling interest	357	807
Total equity	452,260	440,033
Total liabilities and equity	$590,901	$612,812

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
   (in thousands, except shares and share data)
	Year Ended December 31
	2009	2008	2007

Net sales	$738,094	$973,700	$869,025
Cost of sales	585,667	740,389	659,849
Gross profit	152,427	233,311	209,176
Selling, general and administrative expenses	107,455	122,621	107,600
Intangible asset impairment charges	17,036	--	--
Research and development expenses	18,029	18,921	15,449
Income from operations	9,907	91,769	86,127
Other income:
Interest expense	537	851	853
Interest income	734	888	2,733
Other income (expense), net	1,137	6,255	399
Income before income taxes	11,241	98,061	88,406
Income taxes	8,135	34,766	31,398
Net income	3,106	63,295	57,008
Net income attributable to non-controlling interest	38	167	211
Net income attributable to controlling interest	$3,068	$63,128	$56,797

Earnings per Common Share
Net income attributable to controlling interest:
Basic	$0.14	$2.83	$2.59
Diluted	0.14	2.80	2.53
Weighted average number of common shares outstanding:
Basic	22,446,940	22,287,554	21,967,985
Diluted	22,715,780	22,585,775	22,444,866

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
   (in thousands)
	Year Ended December 31
	2009	2008	2007
Cash Flows from Operating Activities
Net income	$3,106	$63,295	$57,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,752	16,657	14,576
Amortization	924	686	505
Provision for doubtful accounts	1,023	320	513
Provision for inventory reserves	4,305	4,143	3,271
Provision for warranty	10,908	18,317	12,497
Deferred compensation (benefit) provision	(399)	(502)	452
Deferred income tax provision	382	2,552	100
Intangible asset impairment charges	17,036	--	--
(Gain) loss on disposition of fixed assets	66	(23)	67
Gain on sale of available for sale securities	--	(6,195)	--
Tax benefit from stock option exercises	(50)	(637)	(4,389)
Purchase of trading securities, net	(2,513)	(1,623)	(7,868)
Stock-based compensation	1,407	2,384	1,557
(Increase) decrease in, net of amounts acquired:
Trade and other receivables	8,171	10,926	(10,586)
Inventories	36,570	(70,790)	(42,595)
Prepaid expenses	(698)	(3,819)	(402)
Other assets	905	(625)	(36)
Increase (decrease) in, net of amounts acquired:
Accounts payable	(16,124)	(3,909)	6,824
Customer deposits	(15,938)	402	14,913
Accrued product warranty	(12,514)	(15,955)	(12,455)
Income taxes payable	(486)	(2,298)	5,877
Accrued retirement benefit costs	128	(800)	(966)
Accrued loss reserves	228	959	439
Other accrued liabilities	(2,667)	(4,352)	6,236
Other	(2,321)	925	206
Net cash provided by operating activities	49,201	10,038	45,744

Cash Flows from Investing Activities
Business acquisitions	(475)	(18,283)	(19,656)
Proceeds from sale of property and equipment	283	276	186
Expenditures for property and equipment	(17,463)	(39,932)	(38,451)
Sale (purchase) of available for sale securities	--	16,500	(10,305)
Net cash used by investing activities	(17,655)	(41,439)	(68,226)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
   (in thousands)

	Year Ended December 31
	2009	2008	2007
Cash Flows from Financing Activities
Proceeds from issuance of common stock	$880	$4,669	$13,632
Tax benefit from stock option exercise	50	637	4,389
Net borrowings (repayments) under revolving line of credit	(3,427)	3,427	--
Principal repayments of notes payable assumed in business combinations	--	(912)	(7,500)
Cash from sale (acquisition) of shares of subsidiary	(635)	1	(35)
Sale (purchase) of company shares by Supplemental Executive Retirement Plan, net	(78)	(196)	1,414
Net cash (used) provided by financing activities	(3,210)	7,626	11,900
Effect of exchange rates on cash	2,419	(1,188)	341
Increase (decrease) in cash and cash equivalents	30,755	(24,963)	(10,241)
Cash and cash equivalents, beginning of year	9,674	34,637	44,878
Cash and cash equivalents, end of year	$40,429	$9,674	$34,637

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$488	$787	$494
Income taxes, net of refunds	$9,319	$38,106	$23,419

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2009, 2008 and 2007 (in thousands, except shares)
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Company Shares Held by SERP	Retained Earnings	Non- Controlling Interest	Total Equity
Balance December 31, 2006	21,696,374	$4,339	$93,760	$2,486	$(2,081)	$197,661	$699	$296,864
Net income						56,797	211	57,008
Other comprehensive income (loss):
Change in unrecognized pension and postretirement cost, net of income taxes of $292				498				498
Foreign currency translation adjustments				3,127			(27)	3,100
Unrealized loss on available-for-sale investment securities, net of income taxes of $558				(925)				(925)
Comprehensive income							184	59,681
Adjustment for uncertain tax positions (Note 14)						(65)		(65)
Stock-based compensation	2,532	1	1,556					1,557
Exercise of stock options, including tax benefit	600,219	120	17,901					18,021
Sale (purchase) of Company stock held by SERP, net			1,038		376			1,414
Balance December 31, 2007	22,299,125	4,460	114,255	5,186	(1,705)	254,393	883	377,472
Net income						63,128	167	63,295
Other comprehensive income (loss):
Change in unrecognized pension and post retirement cost, net of income taxes of $1,208				(1,996)				(1,996)
Foreign currency translation adjustments				(6,913)			(243)	(7,156)
Unrealized gain on available-for-sale investment securities, net of income taxes of $2,888				4,790				4,790
Reclassification adjustment for gains included in net income, net of income taxes of $(2,329)				(3,866)				(3,866)
Comprehensive income (loss)							(76)	55,067
Stock-based compensation	5,206	1	2,383					2,384
Exercise of stock options, including tax benefit	204,001	41	5,265					5,306
Sale (purchase) of Company stock held by SERP, net			65		(261)			(196)
Balance December 31, 2008	22,508,332	4,502	121,968	(2,799)	(1,966)	317,521	807	440,033
Net income						3,068	38	3,106
Other comprehensive income (loss):
Change in unrecognized pension and post retirement cost, net of income taxes of $96				414				414
Foreign currency translation adjustments				6,936			(506)	6,430
Comprehensive income (loss)							(468)	9,950
Increase in ownership percentage of subsidiary							18	18
Stock-based compensation	7,947	1	1,406					1,407
Exercise of stock options, including tax benefit	35,004	7	923					930
Sale (purchase) of Company stock held by SERP, net			84		(162)			(78)
Balance December 31, 2009	22,551,283	$4,510	$124,381	$4,551	$(2,128)	$320,589	$357	$452,260

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

1. Summary of Significant Accounting Policies

Basis of Presentation - The consolidated financial statements include the accounts of Astec Industries, Inc. and its domestic and foreign subsidiaries. The Company’s significant wholly-owned and consolidated subsidiaries at December 31, 2009 are as follows:

American Augers, Inc.	Astec Australia Pty Ltd
Astec, Inc.	Astec Insurance Company
Astec Underground, Inc. (f/k/a Trencor, Inc.)	Astec Mobile Screens, Inc. (f/k/a Production Engineered Products, Inc.)
Breaker Technology, Inc.	Breaker Technology Ltd.
Carlson Paving Products, Inc.	CEI Enterprises, Inc.
Heatec, Inc.	Johnson Crushers International, Inc.
Kolberg-Pioneer, Inc.	Osborn Engineered Products SA (Pty) Ltd (98% owned)
Peterson Pacific Corp.	Roadtec, Inc.
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

Reclassifications - Certain reclassifications have been made to prior period data to conform to 2009 presentations including: (1) reclassifying employee-related accruals from other current liabilities to accrued payroll and related liabilities; (2) reclassifying foreign exchange gains and losses from other income (expense), net to cost of sales; and (3) recasting all statements to conform to the new required presentation of non-controlling interest.

Foreign Currency Translation - Subsidiaries located in Australia, Canada and South Africa operate primarily using local functional currencies. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting adjustments are presented as a separate component of accumulated other comprehensive income. Foreign currency transaction gains and (losses), net are included in cost of sales and amounted to $361,000, ($547,000) and ($602,000) in 2009, 2008 and 2007, respectively.

Fair Value of Financial Instruments - For cash and cash equivalents, trade receivables, other receivables, revolving debt and accounts payable, the carrying amount approximates the fair value because of the short-term nature of those instruments. Investments are carried at their fair value based on quoted market prices for identical or similar assets or, where no quoted prices exist, other observable inputs for the asset.

Financial assets and liabilities are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The inputs used to measure the fair value are identified in the following hierarchy:

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

All assets and liabilities held by the Company at December 31, 2009 and 2008 are classified as Level 1 or Level 2 as summarized in Notes 3 and 4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration of Credit Risk - The Company sells products to a wide variety of customers. Accounts receivable are carried at their outstanding principal amounts, less an allowance for doubtful accounts. The Company extends credit to its customers based on an evaluation of the customers’ financial condition generally without requiring collateral. Credit risk is driven by conditions within the economy and the industry and is principally dependent on each customer’s financial condition. To minimize credit risk, the Company monitors credit levels and financial conditions of customers on a continuing basis. After considering historical trends for uncollectible accounts, current economic conditions and specific customer recent payment history and financial stability, the Company records an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. Amounts are deemed past due when they exceed the payment terms agreed to by the customer in the sales contract. Past due amounts are charged off when reasonable collection efforts have been exhausted and the amounts are deemed uncollectable by management. As of December 31, 2009, concentrations of credit risk with respect to receivables are limited due to the wide variety of customers.

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

Goodwill and Other Intangible Assets - The Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization, and (3) goodwill. The Company tests intangible assets with definite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. An impairment charge is recorded when the carrying value of the definite lived intangible asset is not recoverable by the future undiscounted cash flows generated from the use of the asset.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment of Long-lived Assets - In the event that facts and circumstances indicate the carrying amounts of long-lived assets may be impaired, an evaluation of recoverability is performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the carrying amount for each asset (or group of assets) to determine if a writedown is required. If this review indicates that the assets will not be recoverable, the carrying value of the impaired assets are reduced to their estimated fair value. Fair value is estimated using discounted cash flows, prices for similar assets or other valuation techniques.

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

The financial statements of the captive are consolidated into the financial statements of the Company. The short-term and long-term reserves for claims and potential claims related to general liability and workers compensation under the captive are included in accrued loss reserves or other long-term liabilities, respectively, in the consolidated balance sheets depending on the expected timing of future payments. The undiscounted reserves are actuarially determined to cover the ultimate cost of each claim based on the Company’s evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. However, the Company does not believe it is reasonably likely that the reserve level will materially change in the foreseeable future.

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

The remaining U.S. subsidiary is covered under a fully insured group health plan. Employees of the Company’s foreign subsidiaries are insured under separate health plans. No reserves are necessary for these fully insured health plans.

Revenue Recognition - Revenue is generally recognized on sales at the point in time when persuasive evidence of an arrangement exists, the price is fixed or determinable, the product has been shipped and there is reasonable assurance of collection of the sales proceeds. The Company generally obtains purchase authorizations from its customers for a specified amount of product at a specified price with specified delivery terms. A significant portion of the Company’s equipment sales represents equipment produced in the Company’s plants under short-term contracts for a specific customer project or equipment designed to meet a customer’s specific requirements. Certain contracts include terms and conditions through which the Company recognizes revenues upon completion of equipment production, which is subsequently stored at the Company’s plant at the customer’s request. Revenue is recorded on such contracts upon the customer’s assumption of title and risk of ownership and when collectability is reasonably assured. In addition, there must be a fixed schedule of delivery of the goods consistent with the customer’s business practices, the Company must not have retained any specific performance obligations such that the earnings process is not complete and the goods must have been segregated from the Company’s inventory prior to revenue recognition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has certain sales accounted for as multiple-element arrangements, whereby related revenue on each product is recognized when it is shipped, and the related service revenue is recognized when the service is performed. Consideration is determined using the fair value method and approximates sales price of the product shipped or service performed. The Company evaluates sales with multiple deliverable elements (such as an agreement to deliver equipment and related installation services) to determine whether revenue related to individual elements should be recognized separately, or as a combined unit. In addition to the previously mentioned general revenue recognition criteria, the Company only recognizes revenue on individual delivered elements when there is objective and reliable evidence that the delivered element has a determinable value to the customer on a standalone basis and there is no right of return.

The Company presents in the statement of operations any taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between a seller and a customer, such as sales, use, value-added and some excise taxes, on a net (excluded from revenue) basis.

Advertising Expense - The cost of advertising is expensed as incurred. The Company incurred $3,002,000, $3,603,000, and $3,334,000 in advertising costs during 2009, 2008 and 2007, respectively, which is included in selling, general and administrative expenses.

Income Taxes - Income taxes are based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. The Company periodically assesses the need to establish valuation allowances against its deferred tax assets to the extent the Company no longer believes it is more likely than not that the tax assets will be fully utilized.

The Company evaluates a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold, no benefit is recognized. The Company is continually audited by U.S. federal and state as well as foreign tax authorities. While it is often difficult to predict final outcome or timing of resolution of any particular tax matter, the Company believes its reserve for uncertain tax positions is adequate to reduce the uncertain positions to the greatest amount of benefit that is more likely than not realizable.

Product Warranty Reserve - The Company accrues for the estimated cost of product warranties at the time revenue is recognized. Warranty obligations by product line or model are evaluated based on historical warranty claims experience. For machines, the Company’s standard product warranty terms generally include post-sales support and repairs of products at no additional charge for periods ranging from three months to one year or up to a specified number of hours of operation. For parts from component suppliers, the Company relies on the original manufacturer’s warranty that accompanies those parts and no additional provision is made for warranty claims. Generally, Company fabricated parts are not covered by specific warranty terms. Although failure of fabricated parts due to material or workmanship is rare, if it occurs, the Company’s policy is to replace fabricated parts at no additional charge.

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Estimated warranty obligations are based upon warranty terms, product failure rates, repair costs and current period machine shipments. If actual product failure rates, repair costs, service delivery costs or post-sales support costs differ from our estimates, revisions to the estimated warranty liability would be required.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension and Post-retirement Benefits - The determination of obligations and expenses under the Company’s pension and post-retirement benefit plans is dependent on the Company’s selection of certain assumptions used by independent actuaries in calculating such amounts. Those assumptions are described in Note 12, Pension and Post-retirement Benefits and include among others, the discount rate, expected return on plan assets and the expected rates of increase in health care costs. In accordance with accounting principles generally accepted in the United States, actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense in such periods. Significant differences in actual experience or significant changes in the assumptions used may materially affect the pension and post-retirement obligations and future expenses.

The Company recognizes as an asset or liability, the overfunded or underfunded status of pension and other postretirement benefit plans. Changes in the funded status are recognized through other comprehensive income in the year in which the changes occur. The Company measures the funded status of pension and other post-retirement benefit plans as of the date of the Company’s fiscal year-end.

Stock-based Compensation - The Company currently has two types of stock-based compensation plans in effect for its employees and directors. The Company’s stock option plans have been in effect for a number of years and its stock incentive plan was put in place during 2006. These plans are more fully described in Note 16, Shareholders’ Equity. The Company recognizes the cost of employee services received in exchange for equity awards in the financial statements based on the grant date calculated fair value of the awards. The Company recognizes stock-based compensation expense over the period during which an employee is required to provide service in exchange for the award (the vesting period).

Restricted stock units (“RSU’s”) awarded under the Company’s stock incentive plan are granted shortly after the end of each year and are based upon the performance of the Company and its individual subsidiaries. RSU’s can be earned for performance in each of the years from 2006 through 2010 with additional RSU’s available based upon cumulative five-year performance. The Company estimates the number of shares that will be granted for the most recent fiscal year end and the five-year cumulative performance based on actual and expected future operating results. The compensation expense for RSU’s expected to be granted for the most recent fiscal year and the cumulative five-year based awards is calculated using the fair value of the Company stock at each period end and is adjusted to the fair value as of each future period-end until granted.

Earnings Per Share - Basic earnings per share is based on the weighted average number of common shares outstanding and diluted earnings per share includes potential dilutive effects of options, restricted stock units and shares held in the Company’s supplemental executive retirement plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per share:

	2009	2008	2007
Numerator:
Net income attributable to controlling interest	$3,068,000	$63,128,000	$56,797,000
Denominator:
Denominator for basic earnings per share	22,446,940	22,287,554	21,967,985
Effect of dilutive securities:
Employee stock options and restricted stock units	172,525	208,152	382,006
Supplemental executive retirement plan	96,315	90,069	94,875
Denominator for diluted earnings per share	22,715,780	22,585,775	22,444,866
Net income attributable to controlling interest per share:
Basic	$0.14	$2.83	$2.59
Diluted	0.14	2.80	2.53

For the years ended December 31, 2009 and 2008, respectively, 32,000 and 20,000 options were antidilutive and were not included in the diluted EPS computation. For the year ended December 31, 2007, there were no antidilutive options.

Derivatives and Hedging Activities - The Company recognizes all derivatives in the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through income or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative’s change in fair value is immediately recognized in income. From time to time the Company’s foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuation in currency exchange rates. See Note 13, Derivative Financial Instruments, regarding foreign exchange contracts outstanding at December 31, 2009. There were no significant foreign exchange contracts outstanding at December 31, 2008. There were no derivatives that qualified for hedge accounting at December 31, 2009 or 2008.

Shipping and Handling Fees and Cost - The Company records revenues earned for shipping and handling as revenue, while the cost of shipping and handling is classified as cost of goods sold.

Litigation Contingencies - In the normal course of business in the industry, the Company is named as a defendant in a number of legal proceedings associated with product liability and other matters. The Company does not believe it is party to any legal proceedings that will have a materially adverse effect on the consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions related to these proceedings. See Note 15, Contingent Matters for additional discussion of the Company’s legal contingencies.

Business Combinations - The Company accounts for all business combinations by the purchase/acquisition  method. Furthermore, the Company recognizes intangible assets apart from goodwill if they arise from contractual or legal rights or if they are separable from goodwill.

Recent Accounting Pronouncements - In September 2006, the Financial Accounting Standards Board (“FASB”) issued a statement clarifying how to measure assets and liabilities at fair value. This new guidance applies whenever another U.S. GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. Portions of the statement were effective for financial statements issued for fiscal years beginning after November 15, 2007, and the Company began applying those provisions effective January 1, 2008.  In February 2008, the FASB issued additional guidance which delayed the effective date of the provisions of the statement concerning all nonfinancial assets and nonfinancial liabilities for one year, except those recognized at fair value in the financial statements on a recurring basis. The Company adopted the delayed provisions of the statements as of January 1, 2009. The adoption of these statements did not have a significant impact on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued two statements that impact the way companies account for business combinations and present earnings in their financial statements. The first statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements which are intended to enable users to evaluate the nature and financial effects of a business combination. The second statement clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. Both statements were effective for financial statements issued for fiscal years beginning after December 15, 2008, and the Company began applying these provisions effective January 1, 2009. The adoption of these statements has not had a significant impact on the Company’s financial position or results of operations to date but did require the Company to recast the financial statements for all prior periods presented herein to conform to the new required presentation of non-controlling interest.

In March 2008, the FASB issued a statement which requires enhanced disclosures about an entity’s derivative and hedging activities to improve the transparency of financial reporting. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted under US GAAP and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted the provision of this standard as of January 1, 2009. Because the statement applies only to financial statement presentation and disclosure, its adoption did not have an impact on the Company’s financial position or results of operations.

In April 2008, the FASB issued a pronouncement amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the pronouncement is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The revised guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company began applying the provisions of the pronouncement for intangible assets acquired after January 1, 2009. The adoption of this pronouncement has not had a significant impact on the Company’s financial position or results of operations to date.

In December 2008, the FASB issued new guidance related to an employer’s disclosures about the type of plan assets held in a defined benefit pension or other postretirement plan. This guidance is effective for financial statements issued for fiscal years ending after December 15, 2009. The expanded disclosures are presented in Note 12.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2009, the FASB issued a statement that sets forth general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement was effective for interim and annual periods ending after June 15, 2009. The Company began applying its provision in its June 30, 2009 financial statements. See Note 21 for additional information.

In June 2009, the FASB issued guidance which establishes the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the official single source of authoritative GAAP. All existing accounting standards are superseded by the Codification, and all other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification is not intended to change GAAP, but did change the way GAAP is organized and presented. The Codification was effective for interim and annual periods ending after September 15, 2009, and the Company adopted the provisions of the Codification beginning with financial statements issued after September 15, 2009. The impact on the Company’s financial statements is limited to disclosures, in that references to authoritative accounting literature no longer reference the prior guidance.

In August 2009, the FASB issued additional guidance clarifying the measurement of liabilities at fair value. When a quoted price in an active market for the identical liability is not available, the amendments require that the fair value of a liability be measured using one or more of the listed valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition the amendments clarify that when estimating the fair value of a liability, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendment also clarifies how the price of a traded debt security (i.e., an asset value) should be considered in estimating the fair value of the issuer’s liability. The amendments were effective immediately. The adoption of this amendment did not have a significant impact on the Company’s financial statements.

In October 2009, the FASB issued guidance that supersedes certain previous rules relating to how a company allocates consideration to all of its deliverables in a multiple-deliverable revenue arrangement. The revised guidance eliminates the use of the residual method of allocation in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration and alternatively requires that the relative-selling-price method be used in all circumstances in which an entity recognizes revenue for an arrangement with multiple-deliverables. The revised guidance requires both ongoing disclosures regarding an entity’s multiple-element revenue arrangements as well as certain transitional disclosures during periods after adoption. All entities must adopt the revised guidance no later than the beginning of their first fiscal year beginning on or after June 15, 2010 with earlier adoption allowed. Entities may elect to adopt the guidance through either prospective application or through retrospective application to all revenue arrangements for all periods presented. The Company plans to adopt the revised guidance effective January 1, 2011. The Company does not believe the adoption of this new guidance will have a significant impact on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2010, the FASB issued a standard update that clarifies the scope and establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interest of a subsidiary. This standard update is effective beginning with the interim or annual reporting period ending on or after December 15, 2009. The Company began applying this new amendment in its December 31, 2009 financial statements. The adoption of this amendment did not have a significant impact on the Company’s financial statements.

2. Inventories

Inventories consist of the following (in thousands):

	December 31
	2009	2008
Raw materials and parts	$90,150	$116,254
Work-in-process	52,010	57,776
Finished goods	87,968	99,807
Used equipment	18,420	11,980
Total	$248,548	$285,817

The above inventory amounts are net of reserves totaling $16,378,000 and $13,157,000 in 2009 and 2008, respectively.

3. Fair Value Measurements

The Company has various financial instruments that must be measured on a recurring basis including marketable debt and equity securities held by Astec Insurance, marketable equity securities held in an unqualified Supplemental Executive Retirement Plan (“SERP”) and pension assets invested in an exchange traded mutual fund. The financial assets held in the SERP also constitute a liability of the Company for financial reporting purposes. The Company’s subsidiaries also occasionally enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.

For cash and cash equivalents, trade receivables, other receivables, revolving debt and accounts payable, the carrying amount approximates the fair value because of the short term nature of these instruments. Investments are carried at their fair value based on quoted market prices for identical or similar assets or, where no quoted prices exist, other observable inputs for the asset. The fair values of foreign currency exchange contracts are based on quotations from various banks for similar instruments using models with market based inputs.

As indicated in the table below, the Company has determined that its financial assets and liabilities at December 31, 2009 are level 1 and level 2 in the fair value hierarchy (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Trading equity securities	$2,703	$--	$--	$2,703
Trading debt securities	3,078	7,835	--	10,913
Pension assets	7,896	--	--	7,896
Total financial assets	$13,677	$7,835	$--	$21,512
Financial Liabilities:
SERP liabilities	$4,903	$--	$--	$4,903
Foreign exchange contracts	--	111	--	111
Total financial liabilities	$4,903	$111	$--	$5,014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Investments

The Company’s investments (other than pension assets) consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
December 31, 2009
Trading equity securities	$2,753	$29	$79	$2,703
Trading debt securities	10,564	405	56	10,913
Total	$13,317	$434	$135	$13,616
December 31, 2008
Trading equity securities	$2,875	$--	$422	$2,453
Trading debt securities	8,686	48	260	8,474
Total	$11,561	$48	$682	$10,927

The investments noted above are valued at their estimated fair value based on quoted market prices for identified or similar assets or, where no quoted prices exist, other observable inputs for the asset.

A significant portion of the trading securities are in equity mutual funds and approximate a portion of the Company’s liability under the Supplemental Executive Retirement Plan (“SERP”), an unqualified defined contribution plan. See Note 12, Pension and Post-retirement Benefits, for additional information on these investments and the SERP.

Trading debt securities are comprised mainly of marketable debt securities held by Astec Insurance. Astec Insurance has an investment strategy that focuses on providing regular and predictable interest income from a diversified portfolio of high-quality fixed income securities. At December 31, 2009 and 2008, $1,651,000 and $1,015,000, respectively, of trading debt securities were due to mature within twelve months and, accordingly, are included in other current assets.

Available-for-sale equity securities held during 2007 were comprised of actively traded marketable equity securities with quoted prices on national markets. The available-for-sale equity securities held at December 31, 2007 were sold in 2008 and a pre-tax realized gain of $6,195,000 is included in other income for the year ended December 31, 2008. There were no available-for-sale securities held at December 31, 2008 or during 2009.

Net unrealized gains or (losses) on investments still held as of the end of each reporting period, amounted to $544,000, ($302,000) and $48,000 in 2009, 2008 and 2007, respectively.

5. Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Current U.S. accounting guidance provides that goodwill and certain other intangible assets be tested for impairment at least annually. The Company performs the required valuation procedures each year as of December 31 after the following year’s forecasts are submitted and reviewed.

During 2009, the market value of the Company’s common stock and that of other companies in related industries declined as a result of the general downturn in the United States and world-wide economies. Additionally, in late 2009, the Company reviewed and adjusted its internal five-year projections as part of its normal budgeting procedures. These factors each impacted the valuations performed to determine if an impairment of goodwill had occurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The valuations performed in 2009 indicated possible impairment in two of the Company’s reporting units which necessitated further testing to determine the amount of impairment. As a result of the additional testing, 100% of the goodwill in the two reporting units was determined to be impaired. As there are no observable inputs available (Level 3), the Company estimates fair value of the reporting units based upon a combination of discounted cash flows and market approaches. Weighted average cost of capital assumptions used in the calculations ranged from 13% to 22%. A terminal growth rate of 3% was also assumed. The $16,716,000 related impairment is included in intangible asset impairment charges in the consolidated statements of operations. The valuations performed in 2008 and 2007 indicated no impairment of goodwill.

The changes in the carrying amount of goodwill by reporting segment for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	Other	Total
Balance, December 31, 2007	$1,157	$17,799	$1,646	$--	$5,814	$26,416
Business acquisition	4,804	--	--	--	--	4,804
Final accounting adjustment on business combination	--	--	--	--	(7)	(7)
Foreign currency translation	--	(1,554)	--	--	--	(1,554)
Balance, December 31, 2008	5,961	16,245	1,646	--	5,807	29,659
Impairment charge	--	(10,909)	--	--	(5,807)	(16,716)
Final accounting adjustment on business combination	(39)	--	--	--	--	(39)
Foreign currency translation	--	1,003	--	--	--	1,003
Balance, December 31, 2009	$5,922	$6,339	$1,646	$--	$--	$13,907

6. Long-lived and Intangible Assets

The FASB requires long-lived assets be reviewed for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The FASB also requires recognition of impairment losses for long-lived assets “held and used” if the sum of the estimated future undiscounted cash flows used to test for recoverability is less than the carrying value. As part of the Company’s periodic review of its operations, the Company assessed the recoverability of the carrying value of its intangible assets. In late 2009 after considering the impact of the recent domestic and international economic downturns, the Company reviewed and adjusted its internal five-year projections as part of its normal budgeting procedures. The Company used these projections as the basis of the valuations it performed to determine if an impairment to intangible assets should be recorded. The Level 3 valuations performed in 2009 indicated an impairment loss of $320,000 of which $286,000 is attributed to a dealer network and customer base in the Underground Group and $34,000 is attributed to patents in the All Others Group. The loss reflects the amounts by which the carrying value of the dealer network, customer base and patents exceeded their estimated fair value. The loss is included in operating expenses as a component of “intangible asset impairment charges” in the consolidated statements of operations. For the years ended December 31, 2008 and 2007, the Company concluded that there had been no significant events that would trigger an impairment review of its long-lived and definite-lived intangible assets. No impairment was recorded in 2008 or 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense on intangible assets was $693,000, $532,000 and $356,000 for 2009, 2008 and 2007, respectively. Intangible assets, which are included in other long-term assets on the accompanying consolidated balance sheets, consisted of the following at December 31, 2009 and 2008 (in thousands):

	2009			2008
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable assets:
Dealer network and customer relationships	$3,525	$(551)	$2,974	$4,292	$(1,041)	$3,251
Drawings	1,092	(694)	398	970	(535)	435
Patents	612	(203)	409	665	(138)	527
Non-compete agreement	52	(26)	26	42	(15)	27
Purchased in-process research and development	1,110	--	1,110	--	--	--
Total amortizable assets	6,391	(1,474)	4,917	5,969	(1,729)	4,240
Non-amortizable assets:
Trade names	2,003	--	2,003	2,003	--	2,003
Total	$8,394	$(1,474)	$6,920	$7,972	$(1,729)	$6,243

The increase in gross carrying value of intangible assets during 2008 is mainly attributed to the purchases of Dillman Equipment, Inc., and substantially all of the assets of Q-Pave Pty Ltd. The increase in gross carrying value of intangible assets during 2009 is attributed to the purchase of Industrial Mechanical & Integration (“IMI”) and finalization of the purchase price allocation for Q-Pave Pty Ltd. The purchase of IMI resulted in the recognition of $1,242,000 of intangible assets which consist of drawings (5-year weighted average useful life), non-compete agreement (3-year weighted average useful life) and in process research and development. The research and development project is expected to be completed during 2010 and will be amortized over a useful life that will be determined at the project’s completion. During 2009, the finalization of certain Q-Pave Pty Ltd. valuations resulted in an increase of $342,000 in intangible assets which consist of dealer network and customer relationships. See Note 20, Business Combinations for further discussion.

Intangible asset amortization expense for the next five years is expected to be $561,000, $530,000, $522,000, $442,000 and $384,000 in the years ending December 31, 2010, 2011, 2012, 2013 and 2014, respectively.

7. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31
	2009	2008
Land, land improvements and buildings	$124,737	$123,546
Equipment	200,279	181,200
Less accumulated depreciation	(152,959)	(135,617)
Total	$172,057	$169,129

Depreciation expense was $17,752,000, $16,657,000 and $14,576,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Leases

The Company leases certain land, buildings and equipment for use in its operations under various operating leases. Total rental expense charged to operations under operating leases was approximately $2,794,000, $3,186,000 and $2,993,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Minimum rental commitments for all noncancelable operating leases at December 31, 2009 are as follows (in thousands):

2010	$1,247
2011	718
2012	125
2013	81
2014	38
Thereafter	24
$2,233

9. Debt

During April 2007, the Company entered into an unsecured credit agreement with Wachovia Bank, National Association (“Wachovia”) whereby Wachovia has extended to the Company an unsecured line of credit of up to $100,000,000 including a sub-limit for letters of credit of up to $15,000,000.

The Wachovia credit facility had an original term of three years with two one-year extensions available. Early in 2010, the Company exercised the final extension bringing the new loan maturity date to May 2012. The interest rate for borrowings is a function of the Adjusted LIBOR Rate or Adjusted LIBOR Market Index Rate, as defined, as elected by the Company, plus a margin based upon a leverage ratio pricing grid ranging between 0.5% and 1.5%. As of December 31, 2009, the applicable margin based upon the leverage ratio pricing grid was equal to 0.5%. The unused facility fee is 0.125%. The Wachovia credit facility requires no principal amortization and interest only payments are due, in the case of loans bearing interest at the Adjusted LIBOR Market Index Rate, monthly in arrears and, in the case of loans bearing interest at the Adjusted LIBOR Rate, at the end of the applicable interest period. The interest rate was 0.73% and 0.94% at December 31, 2009 and 2008, respectively. The Wachovia credit agreement contains certain financial covenants including a minimum fixed charge coverage ratio, minimum tangible net worth and maximum allowed capital expenditures. At December 31, 2009, the Company had no borrowings outstanding under the credit facility resulting in borrowing availability of $88,366,000, net of letters of credit issued of $11,634,000. The Company was in compliance with the covenants under its credit facility as of December 31, 2009.

The Company’s South African subsidiary, Osborn Engineered Products SA (Pty) Ltd, (Osborn) has available a credit facility of $7,429,000 (ZAR 55,000,000) to finance short-term working capital needs, as well as to cover  letter of credit performance, advance payment and retention guarantees. As of December 31, 2009, Osborn had no outstanding borrowings under the credit facility, but $4,422,000 in performance, advance payment and retention bonds were issued under the facility. The facility is secured by Osborn’s buildings and improvements, accounts receivable and cash balances (cash balances up to $2,701,000) and a $2,000,000 letter of credit issued by the parent Company. As of December 31, 2009, Osborn had available credit under the facility of $3,007,000. The facility has an ongoing, indefinite term subject to annual reviews by the bank. The agreement has an unused facility fee of 0.793%.

The Company’s Australian subsidiary, Astec Australia Pty Ltd (“Astec Australia”) has an available credit facility to finance short-term working capital needs of $2,511,000 (AUD 2,800,000), to finance foreign exchange dealer limit orders of $2,242,000 (AUD 2,500,000) and to provide bank guarantees to others of $179,000 (AUD 200,000). The facility is secured by a $2,500,000 letter of credit issued by the Company. No amounts were outstanding under the credit facility at December 31, 2009; however, $22,000 in performance bonds were guaranteed under the facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Changes in the Company’s product warranty liability during 2009 and 2008 are as follows (in thousands):

	2009	2008
Reserve balance at beginning of period	$10,050	$7,827
Warranty liabilities accrued during the period	10,908	18,317
Warranty liabilities settled during the period	(12,416)	(16,005)
Other	172	(89)
Reserve balance at end of period	$8,714	$10,050

11. Accrued Loss Reserves

The Company accrues reserves for losses related to known workers’ compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company. The undiscounted reserves are actuarially determined based on the Company’s evaluation of the type and severity of individual claims and historical information, primarily its own claim experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. Total accrued loss reserves at December 31, 2009 were $9,253,000 compared to $9,022,000 at December 31, 2008, of which $5,613,000 and $5,719,000 was included in other long-term liabilities at December 31, 2009 and 2008, respectively.

12. Pension and Post-retirement Benefits

Prior to December 31, 2003, all employees of the Company’s Kolberg-Pioneer, Inc. subsidiary were covered by a defined benefit pension plan. After December 31, 2003, all benefit accruals under the plan ceased and no new employees could become participants in the plan. Benefits paid under this plan are based on years of service multiplied by a monthly amount. In addition, the Company also sponsors two post-retirement medical and life insurance plans covering the employees of its Kolberg-Pioneer, Inc. and Telsmith, Inc. subsidiaries and a life insurance plan covering retirees of its former Barber-Greene subsidiary. During 2008, the Company terminated the retiree medical plan at Kolberg-Pioneer, Inc. and completed a lump-sum buyout of the retiree life plans at Kolberg-Pioneer, Inc. and Barber-Greene. Settlement cost of $109,000 is included as a component of net periodic benefit cost for 2008. The Company’s funding policy for all plans is to make the minimum annual contributions required by applicable regulations.

The Company’s investment strategy for the Kolberg-Pioneer, Inc. pension plan is to earn a rate of return sufficient to match or exceed the long-term growth of pension liabilities. The investment policy states that the Plan Committee in its sole discretion shall determine the allocation of plan assets among the following four asset classes: cash equivalents, fixed-income securities, domestic equities and international equities. The Company attempts to ensure adequate diversification of the invested assets through investment in an exchange traded mutual fund that invests in a diversified portfolio of stocks, bonds and money market securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following provides information regarding benefit obligations, plan assets and the funded status of the plans (in thousands, except as noted *):

	Pension Benefits		Post-retirement Benefits
	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$10,120	$9,648	$466	$764
Service cost	--	--	40	46
Interest cost	613	607	27	60
Settlements	--	--	--	(189)
Actuarial loss	473	302	95	98
Benefits paid	(467)	(437)	(49)	(313)
Benefit obligation at end of year	10,739	10,120	579	466
Accumulated benefit obligation	$10,739	$10,120	$--	$--
Change in plan assets
Fair value of plan assets at beginning of year	$6,783	$9,013	$--	$--
Actual gain (loss) on plan assets	1,348	(2,356)	--	--
Employer contribution	232	562	--	--
Benefits paid	(467)	(436)	--	--
Fair value of plan assets at end of year	7,896	6,783	--	--
Funded status at end of year	$(2,843)	$(3,337)	$(579)	$(466)
Amounts recognized in the consolidated balance sheets
Current liabilities	$--	$--	$(69)	$(74)
Noncurrent liabilities	(2,843)	(3,337)	(510)	(392)
Net amount recognized	$(2,843)	$(3,337)	$(579)	$(466)
Amounts recognized in accumulated other comprehensive income (loss) consist of
Net loss (gain)	$4,005	$4,650	$(593)	$(753)
Transition obligation	--	--	71	96
Net amount recognized	$4,005	$4,650	$(522)	$(657)
Weighted average assumptions used to determine benefit obligations as of December 31*
Discount rate	5.78%	6.19%	4.95%	6.19%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

The measurement date used for all plans was December 31.

The Company’s expected long-term rate of return on assets was 8.0% for both 2009 and 2008. In determining the expected long-term rate of return, the historical experience of the plan assets, the current and expected allocation of the plan assets and the expected long-term rates of return were considered.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All assets in the Company’s pension plan are invested in an exchange traded mutual fund. The allocation of assets within the mutual fund as of the measurement date (December 31) and the target asset allocation ranges by asset category were as follows:
	Actual Allocation		2009 & 2008 Target
Asset Category	2009	2008	Allocation Ranges
Equity securities	61.7%	59.5%	53 - 73%
Debt securities	33.7%	33.7%	21 - 41%
Money market funds	4.6%	6.8%	0 - 15%
Total	100.0%	100.0%

The weighted average annual assumed rate of increase in per capita health care costs is 9.0% for 2010 and is assumed to decrease gradually to 5.0% by 2016 and remain at that level thereafter. A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects (in thousands):
	2009	2008
Effect on total service and interest cost
1% Increase	$3	$5
1% Decrease	(7)	(5)
Effect on accumulated post-retirement benefit obligation
1% Increase	32	26
1% Decrease	(29)	(24)

Net periodic benefit cost for 2009, 2008 and 2007 included the following components (in thousands, except as noted *):
	Pension Benefits			Post-retirement Benefits
	2009	2008	2007	2009	2008	2007
Components of net periodic benefit cost
Service cost	$--	$--	$--	$40	$46	$45
Interest cost	613	607	565	27	60	42
Expected return on plan assets	(531)	(733)	(638)	--	--	--
Amortization of prior service cost	--	--	--	--	14	14
Amortization of transition obligation	--	--	--	25	34	34
Settlement	--	--	--	--	109	--
Amortization of net (gain) loss	301	29	90	(65)	109	(57)
Net periodic benefit cost	$383	$(97)	$17	$27	$372	$78
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss (gain)	$(344)	$3,391	$(664)	$95	$15	$(93)
Amortization of net gain (loss)	(301)	(29)	(90)	65	(109)	57
Prior service credit	--	--	--	--	22	48
Amortization of prior service credit	--	--	--	--	(14)	(14)
Transition obligation	--	--	--	--	(38)	--
Amortization of transition obligation	--	--	--	(25)	(34)	(34)
Total recognized in other comprehensive income	(645)	3,362	(754)	135	(158)	(36)
Total recognized in net periodic benefit cost and other comprehensive income	$(262)	$3,265	$(737)	$162	$214	$42
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31*
Discount rate	6.19%	6.41%	5.72%	6.19%	5.59%	5.72%
Expected return on plan assets	8.00%	8.00%	8.00%	--	--	--

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company expects to contribute $467,000 to the pension plan and $69,000 to the other benefit plan during 2010.

	Pension Benefits	Post-retirement Benefits
Amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit cost in 2010 (in thousands):
Amortization of net (gain) loss	$255	$(52)
Amortization of transition obligation	--	24

The following estimated future benefit payments are expected to be paid in the years indicated (in thousands):

	Pension Benefits	Post-retirement Benefits
2010	$467	$69
2011	513	83
2012	560	37
2013	567	29
2014	638	46
2015 - 2019	3,659	308

The Company sponsors a 401(k) defined contribution plan to provide eligible employees with additional income upon retirement. The Company’s contributions to the plan are based on employee contributions. The Company’s contributions totaled $3,982,000 in 2009, $4,857,000 in 2008 and $4,167,000 in 2007.

The Company maintains a supplemental executive retirement plan (“SERP”) for certain of its executive officers. The plan is a non-qualified deferred compensation plan administered by the Board of Directors of the Company, pursuant to which the Company makes quarterly cash contributions of a certain percentage of executive officers’ compensation. The SERP previously invested cash contributions in Company common stock that it purchased on the open market; however, under a plan amendment effective November 1, 2004, the participants may self-direct the investment of their apportioned plan assets. Upon retirement, executives may receive their apportioned contributions of the plan assets in the form of cash.

Assets of the supplemental executive retirement plan consist of the following (in thousands):

	December 31, 2009		December 31, 2008
	Cost	Market	Cost	Market
Company stock	$2,128	$2,569	$1,966	$2,890
Equity securities	2,363	2,334	2,576	2,229
Total	$4,491	$4,903	$4,542	$5,119

The Company periodically adjusts the deferred compensation liability such that the balance of the liability equals the total fair market value of all assets held by the trust established under the SERP. Such liabilities are included in other liabilities on the consolidated balance sheets. The equity securities are included in investments in the consolidated balance sheets and classified as trading equity securities. See Note 4 Investments. The Company stock held by the plan is carried at cost and included as a reduction in shareholders’ equity in the consolidated balance sheets.

The change in the fair market value of Company stock held in the SERP results in a charge or credit to selling, general and administrative expenses in the consolidated statement of operations because the acquisition cost of the Company stock in the SERP is recorded as a reduction of shareholders’ equity and is not adjusted to fair market value; however, the related liability is adjusted to the fair market value of the stock as of each period end. The Company recognized income of $399,000 and $502,000 in 2009 and 2008, respectively, and expense of $452,000 in 2007, related to the change in the fair value of the Company stock held in the SERP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency risk. From time to time the Company’s foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates. The fair value of the derivative financial statement is recorded on the Company’s balance sheet and is adjusted to fair value at each measurement date based on the contractual forward exchange rate and the forward exchange rate at the measurement date. The changes in fair value are recognized in the consolidated statements of operation in the current period. The Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes. The Company reported $111,000 of derivative liabilities in other accrued liabilities and $10,000 in other long-term liabilities at December 31, 2009. There were no significant derivative financial instruments at December 31, 2008. The Company recognized a loss on the change in fair value of derivative financial instruments of $20,000 for the year ended December 31, 2009. There were no gains or losses recognized on derivative financial instruments in 2008 or 2007. There were no derivatives that qualified for hedge accounting at December 31, 2009 or December 31, 2008.

14. Income Taxes

For financial reporting purposes, income before income taxes and non-controlling interest includes the following components (in thousands):

	2009	2008	2007
United States	$13,999	$92,013	$82,368
Foreign	(2,758)	6,048	6,038
Income before income taxes and non-controlling interests	$11,241	$98,061	$88,406

The provision for income taxes consists of the following (in thousands):

	2009	2008	2007
Current provision:
Federal	$6,608	$26,802	$27,131
State	924	4,420	2,936
Foreign	221	992	1,231
Total current provision	7,753	32,214	31,298
Deferred provision:
Federal	867	1,821	(395)
State	698	185	65
Foreign	(1,183)	546	430
Total deferred provision	382	2,552	100
Total provision:
Federal	7,475	28,623	26,736
State	1,622	4,605	3,001
Foreign	(962)	1,538	1,661
Total provision	$8,135	$34,766	$31,398

The Company’s income tax provision is computed based on the domestic and foreign federal statutory rates and the average state statutory rates, net of related federal benefit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. A reconciliation of the provision for income taxes at the statutory federal income tax rate to the amount provided is as follows (in thousands):

	2009	2008	2007
Tax at the statutory federal income tax rate	$3,935	$34,321	$30,942
Qualified Production Activity Deduction	(187)	(1,082)	(933)
State income tax, net of federal income tax	1,054	3,005	1,951
Goodwill and intangible asset impairment charges	2,114	--	--
Other permanent differences	116	199	357
Research and development tax credits	(454)	(1,110)	(1,050)
Change in valuation allowance	909	(276)	61
Other items	648	(291)	70
Income tax provision	$8,135	$34,766	$31,398

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):
	December 31
	2009	2008
Deferred tax assets:
Inventory reserves	$5,634	$4,925
Warranty reserves	3,032	3,345
Bad debt reserves	670	393
State tax loss carryforwards	1,452	1,126
Other	6,872	5,263
Valuation allowances	(1,750)	(841)
Total deferred tax assets	15,910	14,211
Deferred tax liabilities:
Property and equipment	17,283	14,232
Other	1,535	2,343
Total deferred tax liabilities	18,818	16,575
Net deferred tax liability	$(2,908)	$(2,364)

As of December 31, 2009, the Company has state net operating loss carryforwards of $45,400,000 for tax purposes, which will be available to offset future taxable income. If not used, these carryforwards will expire between 2010 and 2023. A significant portion of the valuation allowance for deferred tax assets relates to the future utilization of state net operating loss carryforwards. Future utilization of these net operating loss carryforwards is evaluated by the Company on a periodic basis and the valuation allowance is adjusted accordingly. In 2009, the valuation allowance was increased by $311,000 based upon the projected inability of certain entities to utilize their state net operating loss carryforwards.

A portion of the 2009 goodwill impairment charge relates to tax deductible goodwill in a foreign jurisdiction that is not amortizable for tax purposes, but would be deductible upon a sale of the subsidiary, subject to certain transaction requirements. The Company has determined that the recovery of this deferred tax asset is uncertain. Accordingly, in 2009 the Company established a valuation allowance of $598,000 related to this deferred tax asset.

Undistributed earnings of the Company’s Canadian subsidiary, Breaker Technology Ltd., are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to Canada. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical due to the complexities associated with the hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability. Withholding taxes would be payable upon remittance of previously unremitted earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by authorities for years prior to 2006. With few exceptions, the Company is no longer subject to state and local or non-U.S. income tax examinations by authorities for years prior to 2003.

As a result of the implementation of new rules regarding uncertainty in income tax positions, the Company recognized a $65,000 liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. At December 31, 2009, the Company had a liability for unrecognized tax benefits of $675,000 which included accrued interest and penalties of $97,000. The Company had a liability recorded for unrecognized tax benefits at December 31, 2008 of $939,000 which included accrued interest and penalties of $140,000. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. In 2009, the Company recognized a tax benefit for penalties and interest of $43,000 related to amounts that were settled for less than previously accrued. Interest and penalties recognized in income tax expense were $78,000 in 2008. The total amount of unrecognized tax benefits that, if recognized, would affect the effective rate is $539,000 and $719,000 at December 31, 2009 and 2008, respectively. The Company does not expect a significant increase or decrease to the total amount of unrecognized tax benefits within the next 12 months. A reconciliation of the beginning and ending unrecognized tax benefits is as follows (in thousands):
	2009	2008	2007
Balance at January 1	$939	$1,873	$1,191
Additions for tax positions related to the current year	106	422	590
Additions for tax positions related to prior years	190	59	193
Reductions due to lapse of statutes of limitations	(253)	(143)	(101)
Decreases related to settlements with tax authorities	(307)	(1,272)	--
Balance at December 31	$675	$939	$1,873

In the December 31, 2009 balance of unrecognized tax benefits, there are no tax positions for which the ultimate deductibility is certain but the timing of such deductibility is uncertain. Accordingly, there is no impact to the deferred tax accounting for certain tax benefits.

15. Contingent Matters

Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of $4,276,000 and $241,000 at December 31, 2009 and 2008, respectively. At December 31, 2009, the maximum potential amount of future payments for which the Company would be liable is equal to $4,276,000. These arrangements also provide that the Company will receive the lender’s full security interest in the equipment financed if the Company is required to fulfill its contingent liability under one of these arrangements. The Company has recorded a liability of $395,000 related to these guarantees at December 31, 2009.

In addition, the Company is contingently liable under letters of credit issued by Wachovia totaling $11,634,000 as of December 31, 2009, including a $2,500,000 and a $2,000,000 letter of credit issued on behalf of Astec Australia and Osborn, respectively, two of the Company’s foreign subsidiaries. The outstanding letters of credit expire at various dates through February 2011. As of December 31, 2009, Osborn is contingently liable for a total of $4,422,000 and Astec Australia is contingently liable for $22,000 in performance advance payment and retention bonds. As of December 31, 2009, the maximum potential amount of future payments under these letters of credit and bonds for which the Company could be liable is $16,078,000.

The Company is currently a party to various claims and legal proceedings that have arisen in the ordinary course of business. If management believes that a loss arising from such claims and legal proceedings is probable and can reasonably be estimated, the Company records the amount of the loss (excluding estimated legal fees), or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As management becomes aware of additional information concerning such contingencies, any potential liability related to these matters is assessed and the estimates are revised, if necessary. If management believes that a material loss arising from such claims and legal proceedings is either (i) probable but cannot be reasonably estimated or (ii) reasonably possible but not probable, the Company does not record the amount of the loss, but does make specific disclosure of such matter. Based upon currently available information and with the advice of counsel, management believes that the ultimate outcome of its current claims and legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, cash flows or results of operations. However, claims and legal proceedings are subject to inherent uncertainties and rulings unfavorable to the Company could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse effect on the Company’s financial position, cash flows or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

16. Shareholders’ Equity

Under terms of the Company’s employee’s stock option plans, officers and certain other employees were granted options to purchase the Company’s common stock at no less than 100% of the market price on the date the option was granted. No additional options can be granted under these plans; however the Company has reserved unissued shares of common stock for exercise of the 289,795 unexercised and outstanding options as of December 31, 2009 under these employee plans. All options granted under these plans vested prior to 2007.

In addition, a Non-employee Directors Stock Incentive Plan has been established to allow non-employee directors to have a personal financial stake in the Company through an ownership interest. Directors may elect to receive their annual retainer in cash, common stock, deferred stock or stock options. Options granted under the Non-employee Directors Stock Incentive Plan vest and become fully exercisable immediately. All stock options have a 10-year term. The shares reserved under the 1998 Non-employee Directors Stock Plan total 152,158 as of December 31, 2009 of which 138,989 shares are available for future grants of stock or deferred stock to directors. No additional options can be granted under this plan. The fair value of stock awards granted to non-employee directors totaled $203,000, $182,000 and $158,000 during 2009, 2008 and 2007, respectively.

A summary of the Company’s stock option activity and related information for the year ended December 31, 2009 follows:

	Options	Weighted Average Exercise Price	Remaining Contractual Life	Intrinsic Value
Options outstanding at December 31, 2008	412,989	$22.24
Options exercised	(35,004)	25.11
Options expired unexercised	(75,021)	29.62
Options outstanding at December 31, 2009	302,964	20.08	2.15 Years	$2,089,000
Options exercisable at December 31, 2009	302,964	$20.08	2.15 Years	$2,089,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $125,000, $1,696,000 and $13,174,000, respectively. Cash received from options exercised during the years ended December 31, 2009, 2008 and 2007, totaled $880,000, $4,669,000 and $13,632,000, respectively and is included in the accompanying consolidated statement of cash flows as a financing activity. The excess tax benefit realized from the exercise of these options totaled $50,000, $637,000 and $4,389,000, respectively for the years ended December 31, 2009, 2008 and 2007. No stock options were granted or vested nor was any stock option expense recorded during the three years ended December 31, 2009. As of December 31, 2009, 2008 and 2007, there were no unrecognized compensation costs related to stock options previously granted.

In August 2006, the Compensation Committee of the Board of Directors implemented a five-year plan to award key members of management restricted stock units (“RSU’s”) each year. The details of the plan were formulated under the 2006 Incentive Plan approved by the Company’s shareholders in their annual meeting held in April 2006. The plan allows up to 700,000 shares to be granted to employees. RSU’s granted each year will be determined based upon the performance of individual subsidiaries and consolidated annual financial performance. Additional RSU’s may be granted in 2011 based upon cumulative five-year performance. Generally, each award will vest at the end of five years from the date of grant, or at the time a recipient retires after reaching age 65, if earlier. No RSU’s vested during 2009 or 2007. The fair value of the RSU’s that vested in 2008 was $46,000.

RSU’s granted in 2007 through 2009 and expected to be granted in 2010 for each prior year’s performance and RSU’s expected to be granted in 2011 for five-year cumulative performance are as follows:

Actual or Anticipated Grant Date	Performance Period	Original	Forfeitures	Vested	Net	Fair Value Per RSU
March, 2007	2006	71,100	7,179	600	63,321	$38.76
February, 2008	2007	74,800	555	600	73,645	$38.52
February, 2009	2008	69,200	--	--	69,200	$22.22
February, 2010	2009	51,200	--	--	51,200	$26.94
February, 2011	2006-2010	65,028	--	--	65,028	$26.94
Total		331,328	7,734	1,200	322,394

Compensation expense of $1,204,000, $2,202,000, and $1,399,000 was recorded in the years ended December 31, 2009, 2008 and 2007, respectively, to reflect the fair value of the original RSU’s granted or anticipated to be granted less forfeitures, amortized over the portion of the vesting period occurring during the period. Related income tax benefits of $433,000, $782,000 and $497,000 were recorded in 2009, 2008 and 2007, respectively. The fair value of the 116,228 RSU’s expected to be granted in February 2010 and 2011 and expensed in 2009 was based upon the market value of the related stock at December 31, 2009 and will be adjusted to the fair value as of each period end until the date of grant. Based upon the fair value and net RSU’s shown above, it is anticipated that $4,225,000 of additional compensation costs will be recognized in future periods through 2016. The weighted average period over which this additional compensation cost will be expensed is 4.0 years.

Changes in restricted stock units during the year ended December 31, 2009 are as follows:

2009
Unvested restricted stock units at January 1, 2009	136,966
Restricted stock units granted	69,200
Unvested restricted stock units at December 31, 2009	206,166

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The grant date fair value of the restricted stock units granted during 2009, 2008 and 2007 was $1,538,000, $2,881,000 and $2,756,000, respectively.

The Company has adopted an Amended and Restated Shareholder Protection Rights Agreement and declared a distribution of one right (the “Right”) for each outstanding share of Company common stock, par value $0.20 per share (the “Common Stock”). Each Right entitles the registered holder (other than the “Acquiring Person” as defined below) to purchase from the Company one one-hundredth of a share (a “Unit”) of Series A Participating Preferred Stock, par value $1.00 per share (the “Preferred Stock”), at a purchase price of $72.00 per Unit, subject to adjustment. The Rights currently attach to the certificates representing shares of outstanding Company Common Stock, and no separate Rights certificates will be distributed. The Rights will separate from the Common Stock upon the earlier of ten business days (unless otherwise delayed by the Board) following the: 1) public announcement that a person or group of affiliated or associated persons (the “Acquiring Person”) has acquired, obtained the right to acquire, or otherwise obtained beneficial ownership of fifteen percent (15%) or more of the then outstanding shares of Common Stock, or 2) commencement of a tender offer or exchange offer that would result in an Acquiring Person beneficially owning fifteen percent (15%) or more of the then outstanding shares of Common Stock. The Board of Directors may terminate the Rights without any payment to the holders thereof at any time prior to the close of business ten business days following announcement by the Company that a person has become an Acquiring Person. Once the Rights are separated from the Common Stock, then the Rights entitle the holder (other than the Acquiring Person) to purchase shares of Common Stock (rather than Preferred Stock) having a current market value equal to twice the Unit purchase price. The Rights, which do not have voting power and are not entitled to dividends, expire on December 22, 2015. In the event of a merger, consolidation, statutory share exchange or other transaction in which shares of Common Stock are exchanged, each Unit of Preferred Stock will be entitled to receive the per share amount paid in respect of each share of Common Stock.

17. Operations by Industry Segment and Geographic Area

The Company has four reportable segments. These segments are combinations of business units that offer different products and services. The business units are each managed separately because they manufacture and distribute distinct products that require different marketing strategies. A brief description of each segment is as follows:

Asphalt Group - This segment consists of three operating units that design, engineer, manufacture and market a complete line of portable, stationary and relocatable hot-mix asphalt plants and related components and a variety of heaters, heat transfer processing equipment, thermal fluid storage tanks and concrete plants. The principal purchasers of these products are asphalt producers, highway and heavy equipment contractors and foreign and domestic governmental agencies.

Aggregate and Mining Group - This segment consists of six operating units that design, engineer, manufacture and market a complete line of rock crushers, feeders, conveyors, screens and washing equipment. The principal purchasers of these products are open-mine and quarry operators.

Mobile Asphalt Paving Group - This segment consists of two operating units that design, engineer, manufacture and market asphalt pavers, asphalt material transfer vehicles, milling machines and paver screeds. The principal purchasers of these products are highway and heavy equipment contractors and foreign and domestic governmental agencies.

Underground Group - This segment consists of two operating units that design, engineer, manufacture and market auger boring machines, directional drills, fluid/mud systems, chain and wheel trenching equipment, rock saws, and road miners. The principal purchasers of these products are pipeline and utility contractors and oil and natural gas drillers.

All Others - This category consists of the Company’s other business units, including Peterson Pacific Corp., Astec Australia Pty Ltd, Astec Insurance Company and the parent company, Astec Industries, Inc., that do not meet the requirements for separate disclosure as an operating segment.

The Company evaluates performance and allocates resources based on profit or loss from operations before federal income taxes and corporate overhead. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intersegment sales and transfers are valued at prices comparable to those for unrelated parties. For management purposes, the Company does not allocate federal income taxes or corporate overhead (including interest expense) to its business units.

Segment information for 2009 (in thousands)
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$258,527	$218,332	$136,836	$67,353	$57,046	$738,094
Intersegment revenues	14,309	23,497	8,194	314	--	46,314
Interest expense	17	242	52	5	221	537
Depreciation and amortization	4,440	6,472	2,787	2,763	2,214	18,676
Intangible asset impairment charge	--	10,909	--	286	5,841	17,036
Segment profit (loss)	33,455	(172)	13,374	(14,560)	(29,614)	2,483

Segment assets	325,827	314,288	122,047	97,672	301,219	1,161,053
Capital expenditures	2,512	5,903	2,109	6,635	304	17,463
Segment information for 2008 (in thousands)
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$257,336	$350,350	$150,692	$135,152	$80,170	$973,700
Intersegment revenues	24,072	26,971	4,931	3,755	--	59,729
Interest expense	174	167	383	--	127	851
Depreciation and amortization	4,116	6,065	2,634	2,726	1,802	17,343
Segment profit (loss)	40,765	37,032	15,087	12,510	(41,153)	64,241

Segment assets	302,008	314,366	109,113	109,383	304,661	1,139,531
Capital expenditures	4,097	15,280	4,282	6,494	9,779	39,932

Segment information for 2007 (in thousands)
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$240,229	$338,183	$146,489	$114,378	$29,746	$869,025
Intersegment revenues	12,883	15,438	5,613	11,721	--	45,655
Interest expense	12	214	11	1	615	853
Depreciation and amortization	3,757	5,311	2,147	2,833	1,033	15,081
Segment profit (loss)	37,707	38,893	17,885	7,348	(45,042)	56,791

Segment assets	264,180	299,897	152,947	87,556	306,818	1,111,398
Capital expenditures	7,361	13,540	4,335	3,912	9,303	38,451

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The totals of segment information for all reportable segments reconciles to consolidated totals as follows (in thousands):

	2009	2008	2007
Sales
Total external sales for reportable segments	$681,048	$893,530	$839,279
Intersegment sales for reportable segments	46,314	59,729	45,655
Other sales	57,046	80,170	29,746
Elimination of intersegment sales	(46,314)	(59,729)	(45,655)
Total consolidated sales	$738,094	$973,700	$869,025
Net income attributable to controlling interest
Total profit for reportable segments	$32,097	$105,394	$101,833
Other loss	(29,614)	(41,153)	(45,042)
Net income attributable to non-controlling interest	(38)	(167)	(211)
(Elimination) recapture of intersegment profit	623	(946)	217
Total consolidated net income attributable to controlling interest	$3,068	$63,128	$56,797
Assets
Total assets for reportable segments	$859,834	$834,870	$804,580
Other assets	301,219	304,661	306,818
Elimination of intercompany profit in inventory	(1,263)	(1,886)	(939)
Elimination of intercompany receivables	(389,129)	(324,860)	(369,361)
Elimination of investment in subsidiaries	(119,562)	(119,562)	(122,613)
Other eliminations	(60,198)	(80,411)	(75,915)
Total consolidated assets	$590,901	$612,812	$542,570
Interest expense
Total interest expense for reportable segments	$316	$724	$238
Other interest expense	221	127	615
Total consolidated interest expense	$537	$851	$853
Depreciation and amortization
Total depreciation and amortization for reportable segments	$16,462	$15,541	$14,048
Other depreciation and amortization	2,214	1,802	1,033
Total consolidated depreciation and amortization	$18,676	$17,343	$15,081
Capital expenditures
Total capital expenditures for reportable segments	$17,159	$30,153	$29,148
Other capital expenditures	304	9,779	9,303
Total consolidated capital expenditures	$17,463	$39,932	$38,451

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales by major geographic region were as follows (in thousands):

	2009	2008	2007
United States	$465,473	$620,987	$590,690
Asia	19,037	33,203	11,191
Southeast Asia	4,498	11,712	8,434
Europe	23,807	39,182	36,476
South America	28,900	36,492	23,336
Canada	73,657	77,226	55,758
Australia	22,623	26,059	38,566
Africa	50,368	63,315	45,501
Central America	10,376	26,664	14,237
Middle East	25,878	28,842	24,671
West Indies	4,770	4,779	8,780
Other	8,707	5,239	11,385
Total foreign	272,621	352,713	278,335
Total consolidated sales	$738,094	$973,700	$869,025

Long-lived assets by major geographic region were as follows (in thousands):

	December 31
	2009	2008
United States	$163,135	$162,879
Canada	3,512	3,243
Africa	6,558	5,351
Australia	538	427
Total foreign	10,608	9,021
Total	$173,743	$171,900

18. Accumulated Other Comprehensive Income (Loss)

The balance of related after-tax components comprising accumulated other comprehensive income (loss) is summarized below (in thousands):

	December 31
	2009	2008
Foreign currency translation adjustment	$6,626	$(311)
Unrecognized pension and post retirement benefit cost, net of tax of $1,408 and $1,504, respectively	(2,075)	(2,488)
Accumulated other comprehensive income (loss)	$4,551	$(2,799)

19. Other Income (Expense) - Net

Other income (expense), net consists of the following (in thousands):

	2009	2008	2007
Investment income	615	5,907	--
Other	522	348	399
Total	$1,137	$6,255	$399

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Business Combinations

On July 31, 2007, the Company acquired all of the outstanding capital stock of Peterson, Inc., an Oregon company (“Peterson”) for $21,098,000, including cash acquired of $1,702,000, plus transaction costs of $252,000. In addition to the purchase price paid to the sellers, the Company also paid off $7,500,000 of outstanding Peterson debt coincident with the purchase. The effective date of the purchase was July 1, 2007, and the results of Peterson’s operations have been included in the consolidated financial statements since that date. The transaction resulted in the recognition of $5,807,000 of goodwill. During June 2008, the purchase price allocation was finalized and funds previously held in escrow were distributed. No significant adjustments to amounts previously recorded were made as a result of the final accounting. The entire amount of goodwill was impaired and was expensed during 2009.

Peterson is a manufacturer of whole-tree pulpwood chippers, horizontal grinders and blower trucks. Founded in 1961 as Wilbur Peterson & Sons, a heavy construction company, Peterson expanded into manufacturing in 1982 to develop equipment to suit their land clearing and construction needs. Peterson continues to operate from its Eugene, Oregon headquarters under the name Peterson Pacific Corp.

The Company was granted the option to purchase the real estate and improvements used by Peterson from Peterson’s former majority owner and his wife at a later date. The Company exercised this option and purchased the real estate and improvements for $7,000,000 in October 2008.

On October 1, 2008, the Company acquired all of the outstanding capital stock of Dillman Equipment, Inc., a Wisconsin corporation (“Dillman”) and Double L Investments, Inc., a Wisconsin corporation which owned the real estate and improvements used by Dillman, for $20,384,000 including cash acquired of $4,066,000 plus transaction costs of $183,000. In addition to the purchase price paid to the sellers, the Company also paid off $912,000 of outstanding debt coincident with the purchase. The transaction resulted in the recognition of $4,765,000 of goodwill. The effective date of the purchase was October 1, 2008, and the results of Dillman’s operations have been included in the consolidated financial statements since that date. Subsequent to the closing, the two acquired corporations were merged into Astec, Inc., a subsidiary of the Company and Dillman operates as a division of Astec, Inc. from its current location in Prairie du Chien, Wisconsin. During June 2009, the purchase price allocation was finalized and funds previously held in escrow have been distributed. No significant adjustments to amounts previously recorded were made as a result of the final accounting.

Dillman was incorporated in 1994 and is a manufacturer of asphalt storage silos, counterflow drum plants, cold feed systems, recycle systems, baghouses, dust silos, air pollution control systems, portable asphalt plants, drag slats, transfer conveyors, plant controls, control houses, silos, asphalt storage tanks, parts and field services.

On October 1, 2008, the Company purchased substantially all the assets and assumed certain liabilities of Q-Pave Pty Ltd, an Australia company (“Q-Pave”) for $1,797,000. At the time of the purchase, Q-Pave had payables to other Company subsidiaries totaling $1,589,000 which was a component of the purchase price. The effective date of the purchase was October 1, 2008, and the results of Astec Australia Pty Ltd’s operations have been included in the consolidated financial statements since that date. During June 2009, the purchase price allocation was finalized which resulted in an increase in intangible assets of $342,000 to a total of $616,000.

Astec Australia Pty Ltd is the Australian and New Zealand distributor for the range of equipment manufactured by the Company.

On September 25, 2009, the Company purchased substantially all the assets of Industrial Mechanical & Integration (“IMI”) located in Walkerton Ontario, Canada for $463,000 plus a conditional earn-out. The conditional earn-out calls for future payments of up to $927,000 based upon the sales volume of certain equipment associated with the acquisition. The acquisition included machine technology used to manufacture equipment which produces wood pellets utilized in generating renewable energy among other applications. The pellet producing machines are being engineered, manufactured and marketed by existing subsidiaries of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The revenues and pre-tax income resulting from the acquisition of IMI were not significant in relation to the Company’s 2009 financial statements, and would not have been significant on a pro forma basis to any earlier periods. Similarly, the revenue and pre-tax income of Dillman, Q-Pave, and Peterson were not significant in relation to the Company’s financial statements of their respective years of acquisition, and would not have been significant on a pro forma basis to any earlier periods.

21. Subsequent Events

U.S. GAAP requires management to evaluate subsequent events through the date the Company’s financial statements are issued or available to be issued, which for public companies, is typically the date the financial statements are filed with the Securities and Exchange Commission. As such, management has evaluated events occurring between December 31, 2009 and March 1, 2010 for proper recording or disclosure in these financials.

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

ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE (II)
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
(in thousands)

DESCRIPTION	BEGINNING BALANCE	ADDITIONS CHARGES TO COSTS & EXPENSES	OTHER ADDITIONS (DEDUCTIONS) (3)	DEDUCTIONS		ENDING BALANCE
December 31, 2009: Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$1,496	$1,023	$89	$393	(1)	$2,215
Reserve for inventory	$13,157	$4,305	$377	$1,461		$16,378
Other Reserves: Product warranty	$10,050	$10,908	$172	$12,416	(2)	$8,714
Deferred Tax Asset Allowance	$841	$986	$--	$77		$1,750
December 31, 2008: Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$1,713	$320	$(79)	$458	(1)	$1,496
Reserve for inventory	$11,548	$4,143	$293	$2,827		$13,157
Other Reserves: Product warranty	$7,827	$18,317	$(89)	$16,005	(2)	$10,050
Deferred Tax Asset Allowance	$1,118	$87	$--	$364		$841
December 31, 2007: Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$1,781	$513	$--	$581	(1)	$1,713
Reserve for inventory	$8,798	$3,271	$--	$521		$11,548
Other Reserves: Product warranty	$7,184	$12,497	$--	$11,854	(2)	$7,827
Deferred Tax Asset Allowance	$1,057	$62	$--	$1		$1,118

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

Date: March 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by a majority of the Board of Directors of the Registrant on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ J. Don Brock	Chairman of the Board and President	February 25, 2010
J. Don Brock

/s/ W. Norman Smith	Group Vice President - Asphalt and Director	February 25, 2010
W. Norman Smith

/s/ William B. Sansom	Director	February 25, 2010
William B. Sansom

/s/ Phillip E. Casey	Director	February 25, 2010
Phillip E. Casey

/s/ Glen E. Tellock	Director	February 25, 2010
Glen E. Tellock

/s/ William D. Gehl	Director	February 25, 2010
William D. Gehl

/s/ Daniel K. Frierson	Director	February 25, 2010
Daniel K. Frierson

/s/ Ronald F. Green	Director	February 25, 2010
Ronald F. Green

Commission File No. 001-11595

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

EXHIBITS FILED WITH ANNUAL REPORT
ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

ASTEC INDUSTRIES, INC.
1725 Shepherd Road
Chattanooga, Tennessee 37421

ASTEC INDUSTRIES, INC.
FORM 10-K
INDEX TO EXHIBITS

Exhibit Number	Description

10.29	Agreement dated January 26, 2010 to extend Credit Agreement dated as of April 13, 2007 between Astec Industries, Inc. and Certain of Its Subsidiaries and Wachovia Bank, National Association

Exhibit 21	Subsidiaries of the Registrant.

Exhibit 23	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.