Form 10-Q
period 2010-03-31
ASTEC INDUSTRIES INC
filed 2010-05-10
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
OR
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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at May 3, 2010
Common Stock, par value $0.20	22,601,379

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

Astec Industries, Inc. Condensed Consolidated Balance Sheets (in thousands)
	March 31, 2010 (unaudited)	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$49,184	$40,429
Trade receivables, net	81,530	66,338
Other receivables	1,691	1,767
Inventories	246,432	248,548
Prepaid expenses and other	7,998	15,216
Deferred income tax assets	12,450	12,067
Total current assets	399,285	384,365
Property and equipment, net	169,299	172,057
Investments	12,335	11,965
Goodwill	13,907	13,907
Other long-term assets	8,382	8,607
Total assets	$603,208	$590,901
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$42,171	$36,388
Accrued product warranty	8,549	8,714
Customer deposits	23,033	26,606
Accrued payroll and related liabilities	13,688	13,331
Accrued loss reserves	4,063	3,640
Other accrued liabilities	17,731	17,628
Total current liabilities	109,235	106,307
Deferred income tax liabilities	13,494	14,975
Other long-term liabilities	17,774	17,359
Total liabilities	140,503	138,641
Shareholders’ equity	462,304	451,903
Non-controlling interest	401	357
Total equity	462,705	452,260
Total liabilities and equity	$603,208	$590,901

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Operations (in thousands, except shares and per share data) (unaudited)

	Three Months Ended March 31,
	2010	2009
Net sales	$193,454	$205,304
Cost of sales	147,313	161,594
Gross profit	46,141	43,710
Selling, general, administrative and engineering expenses	32,718	31,426
Income from operations	13,423	12,284
Interest expense	123	183
Other income, net of expenses	488	(34)
Income before income taxes	13,788	12,067
Income taxes	4,956	4,671
Net income	8,832	7,396
Net income (loss) attributable to non-controlling interest	38	(35)
Net income attributable to controlling interest	$8,794	$7,431

Earnings per common share
Net income attributable to controlling interest:
Basic	$0.39	$0.33
Diluted	$0.39	$0.33
Weighted average number of common shares outstanding:
Basic	22,473,599	22,430,546
Diluted	22,767,460	22,663,415

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$8,832	$7,396
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	4,866	4,737
Provision for doubtful accounts	51	204
Provision for inventory reserve	1,301	714
Provision for warranty	2,859	3,103
Deferred compensation (benefit) provision	192	(464)
Purchase of trading securities	530	174
Stock-based compensation	633	86
Tax benefit from stock option exercises	(49)	-
Deferred income tax provision (benefit)	(1,925)	360
(Gain) loss on disposition of fixed assets	(1)	124
(Increase) decrease in:
Trade and other receivables	(15,116)	(5,499)
Inventories	815	7,109
Prepaid expenses	6,316	5,453
Other assets	(17)	(1,054)
Increase (decrease) in:
Accounts payable	5,783	(9,100)
Accrued product warranty	(3,024)	(3,640)
Customer deposits	(3,572)	(16,128)
Income taxes payable	1,150	420
Other accrued liabilities	5	(3,764)
Net cash provided (used) by operating activities	9,629	(9,769)
Cash flows from investing activities:
Expenditures for property and equipment	(1,751)	(4,112)
Proceeds from sale of property and equipment	20	205
Net cash used by investing activities	(1,731)	(3,907)
Cash flows from financing activities:
Net borrowings under revolving line of credit	-	14,952
Tax benefit from stock option exercise	49	-
Supplemental Executive Retirement Plan transactions, net	(52)	1
Proceeds from exercise of stock options	272	-
Net cash provided by financing activities	269	14,953
Effect of exchange rates on cash	588	(388)
Net increase in cash and cash equivalents	8,755	889
Cash and cash equivalents, beginning of period	40,429	9,674
Cash and cash equivalents, end of period	$49,184	$10,563

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc.
Condensed Consolidated Statement of Equity
For the Three Months Ended March 31, 2010
(in thousands, except shares)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accum-ulated Other Compre- hensive Income	Company Shares Held by SERP	Retained Earnings	Non- controlling Interest	Total Equity
Balance December 31, 2009	22,551,283	$4,510	$124,381	$4,551	$(2,128)	$320,589	$357	$452,260
Net income						8,794	38	8,832
Other comprehensive income:
Foreign currency translation adjustments				766			6	772
Change in unrecognized pension and post retirement costs, net of tax				(61)				(61)
Comprehensive income							44	9,543
Stock-based compensation	1,415		633					633
Exercise of stock options	13,863	3	318					321
SERP transactions, net			(1)		(51)			(52)
Balance, March 31, 2010	22,566,561	$4,513	$125,331	$5,256	$(2,179)	$329,383	$401	$462,705

See Notes to Unaudited Condensed Consolidated Financial Statements

ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Astec Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2009.

The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

A reclassification has been made to prior period data as previously reported to conform to current year presentation regarding foreign exchange gains and losses which have been reclassified to cost of sales from other income, net of expenses.

Recent Accounting Pronouncements
In October 2009, the FASB issued guidance that supersedes certain previous rules relating to how a company allocates consideration to all of its deliverables in a multiple-deliverable revenue arrangement.  The revised guidance eliminates the use of the residual method of allocation in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration and alternatively requires that the relative-selling-price method be used in all circumstances in which an entity recognizes revenue for an arrangement with multiple-deliverables.  The revised guidance requires both ongoing disclosures regarding an entity’s multiple-element revenue arrangements as well as certain transitional disclosures during periods after adoption.  All entities must adopt the revised guidance no later than the beginning of their first fiscal year beginning on or after June 15, 2010 with earlier adoption allowed.  Entities may elect to adopt the guidance through either prospective application or through retrospective application to all revenue arrangements for all periods presented.  The Company plans to adopt the revised guidance effective January 1, 2011.  The Company does not believe the adoption of this new guidance will have a significant impact on the Company’s financial statements

Note 2.  Earnings per Share
Basic earnings per share is determined by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding during each period.  Diluted earnings per share includes the potential dilutive effects of options, restricted stock units and shares held in the Company’s Supplemental Executive Retirement Plan.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2010	2009
Numerator:
Net income attributable to controlling interest	$8,794,000	$7,431,000
Denominator:
Denominator for basic earnings per share	22,473,599	22,430,546
Effect of dilutive securities:
Employee stock options and restricted stock units	196,733	140,401
Supplemental Executive Retirement Plan	97,128	92,468
Denominator for diluted earnings per share	22,767,460	22,663,415

Net income attributable to controlling interest per share:
Basic	$0.39	$0.33
Diluted	$0.39	$0.33

A total of 1,801 and 2,569 options were antidilutive for the three months ended March 31, 2010 and 2009, respectively.  Antidilutive options are not included in the diluted earnings per share computation.

Note 3.  Receivables
Receivables are net of allowances for doubtful accounts of $2,249,000 and $2,215,000 as of March 31, 2010 and December 31, 2009, respectively.

Note 4.  Inventories
Inventories consist of the following (in thousands)

	March 31, 2010	December 31, 2009
Raw materials and parts	$89,817	$90,150
Work-in-process	57,389	52,010
Finished goods	82,316	87,968
Used equipment	16,910	18,420
Total	$246,432	$248,548

The above inventory amounts are net of reserves totaling $16,992,000 and $16,378,000 as of March 31, 2010 and December 31, 2009, respectively.

Note 5.  Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation of $157,677,000 and $152,959,000 as of March 31, 2010 and December 31, 2009, respectively.

Note 6.  Fair Value Measurements

The Company has various financial instruments that must be measured at fair value on a recurring basis including marketable debt and equity securities held by Astec Insurance Company (“Astec Insurance”), the Company’s captive insurance company, and marketable equity securities held in an unqualified Supplemental Executive Retirement Plan (“SERP”).  The financial assets held in the SERP also constitute a liability of the Company for financial reporting purposes.  The Company’s subsidiaries also occasionally enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.

For cash and cash equivalents, trade receivables, other receivables, revolving debt and accounts payable, the carrying amount approximates the fair value because of the short-term nature of these instruments.  Investments are carried at their fair value based on quoted market prices for identical or similar assets or, where no quoted prices exist, other observable inputs for the asset.  The fair values of foreign currency exchange contracts are based on quotations from various banks for similar instruments using models with market based inputs.

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

As indicated in the table below, the Company has determined that all its financial assets and liabilities, excluding pension assets, at March 31, 2010 are level 1 and level 2 in the fair value hierarchy as defined above (amounts in thousands):

	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$1,460	$-	$1,460
SERP mutual funds	935	-	935
Preferred stocks	388	-	388
Trading debt securities:
Corporate bonds	-	5,001	5,001
Municipal bonds	-	3,980	3,980
Floating rate notes	-	831	831
Other government bonds	-	536	536
Total financial assets	$2,783	$10,348	$13,131

Financial Liabilities
SERP liabilities	$5,207	$-	$5,207
Derivative liabilities	-	163	163
Total financial liabilities	$5,207	$163	$5,370

The Company’s investments (other than pension assets) consist of the following (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
March 31, 2010:
Trading equity securities	$2,769	$52	$38	$2,783
Trading debt securities	10,035	357	44	10,348
	$12,804	$409	$82	$13,131

December 31, 2009:
Trading equity securities	$2,753	$29	$79	$2,703
Trading debt securities	10,564	405	56	10,913
	$13,317	$434	$135	$13,616

The trading equity investments noted above are valued at their estimated fair value based on their quoted market prices and the debt securities are valued based upon a mix of observable market prices and model driven prices derived from a matrix of observable market prices for assets with similar characteristics obtained from a nationally recognized third party pricing service.  Additionally a significant portion of the trading equity securities are in equity money market and mutual funds and also comprise a portion of the Company’s liability under its SERP.

Trading debt securities are comprised of marketable debt securities held by Astec Insurance. Astec Insurance has an investment strategy that focuses on providing regular and predictable interest income from a diversified portfolio of high-quality fixed income securities. At March 31, 2010 and December 31, 2009, $796,000 and $1,651,000, respectively, of trading debt securities were due to mature within twelve months and, accordingly, are included in other current assets in the accompanying balance sheets.  The financial liabilities related to the SERP shown above are included in other long-term liabilities and the other financial liabilities are included in other accrued liabilities in the accompanying balance sheets.

Net unrealized gains or losses incurred during the three months ended March 31, 2010 on investments still held as of March 31, 2010 totaled $86,000.

Note 7.  Debt
During April 2007, the Company entered into an unsecured credit agreement with Wachovia` Bank, National Association (“Wachovia”), whereby Wachovia has extended to the Company an unsecured line of credit of up to $100,000,000, including a sub-limit for letters of credit of up to $15,000,000.

The Wachovia credit facility had an original term of three years with two one-year extensions available.  Early in 2010, the Company exercised the final extension bringing the new loan maturity date to May 2012.  The interest rate for borrowings is a function of the Adjusted LIBOR Rate or Adjusted LIBOR Market Index Rate, as elected by the Company, plus a margin based upon a leverage ratio pricing grid ranging between 0.5% and 1.5%.  As of March 31, 2010 the applicable margin based upon the leverage ratio pricing grid was equal to 0.5%.  The unused facility fee is 0.125%.  The Wachovia credit facility requires no principal amortization and interest only payments are due, in the case of loans bearing interest at the Adjusted LIBOR Market Index Rate, monthly in arrears and, in the case of loans bearing interest at the Adjusted LIBOR Rate, at the end of the applicable interest period therefore.  The Wachovia credit agreement contains certain financial covenants related to minimum fixed charge coverage ratios, minimum tangible net worth and maximum allowed capital expenditures.  At March 31, 2010, the Company had no borrowings outstanding under the credit facility but did have letters of credit totaling $11,731,000 outstanding, resulting in additional borrowing availability of $88,269,000 on the Wachovia credit facility.  The Company was in compliance with the financial covenants under its credit facility as of March 31, 2010.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd. (“Osborn”), has available a credit facility of approximately $7,494,000 (ZAR 55,000,000) to finance short-term working capital needs, as well as to cover  letter of credit performance, advance payment and retention guarantees. As of March 31, 2010, Osborn had no outstanding borrowings under the credit facility, but approximately $3,129,000 in performance, advance payment and retention bonds were issued under the facility.  The facility is secured by Osborn's buildings and improvements, accounts receivable, cash balances and a $2,000,000 letter of credit issued by the parent Company.  As of March 31, 2010, Osborn had available credit under the facility of approximately $4,365,000.  The facility has an ongoing, indefinite term subject to annual reviews by the bank.  The agreement has an unused facility fee of 0.793%.

The Company’s Australian subsidiary, Astec Australia Pty Ltd (“Astec Australia”) has an available credit facility to finance short-term working capital needs of approximately $2,565,000 (AUD 2,800,000), to finance foreign exchange dealer limit orders of approximately $2,290,000 (AUD 2,500,000) and to provide bank guarantees to others of approximately $183,000 (AUD 200,000).  The facility is secured by a $2,500,000 letter of credit issued by the parent Company.  No amounts were outstanding under the credit facility at March 31, 2010.

Note 8.  Product Warranty Reserves
The Company warrants its products against manufacturing defects and performance to specified standards. The warranty period and performance standards vary by market and uses of its products, but generally range from three months to one year or up to a specified number of hours of operations. The Company estimates the costs that may be incurred under its warranties and records a liability at the time product sales are recorded.  The product warranty liability is primarily based on historical claim rates, nature of claims and the associated cost.

Changes in the Company's product warranty liability for the three-month periods ended March 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Reserve balance at the beginning of the period	$8,714	$10,050
Warranty liabilities accrued during the period	2,859	3,103
Warranty liabilities settled during the period	(3,043)	(3,620)
Other	19	(20)
Reserve balance at the end of the period	$8,549	$9,513

Note 9.  Accrued Loss Reserves
The Company accrues reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company.  The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events.  Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future.  Total accrued loss reserves were $8,768,000 at March 31, 2010 compared to $9,253,000 at December 31, 2009, of which $4,705,000 and $5,613,000 were included in other long-term liabilities at March 31, 2010 and December 31, 2009, respectively.

Note 10.  Income Taxes
The Company’s combined federal and state effective income tax rate was 35.9% and 38.7% for the three-month periods ended March 31, 2010 and 2009, respectively.  The primary reason for the reduction in rates between years was due to an increase in the tax deduction the Company receives for domestic production activities.

The Company's liability recorded for uncertain tax positions as of March 31, 2010 has not changed significantly in amount or composition since December 31, 2009.

Note 11.  Segment Information
The Company has four reportable operating segments, which include the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group.  The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other non-related industries.  In early 2009, the segment introduced a new line of concrete mixing plants.  The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries.  The business units in the Mobile Asphalt Paving Group design, manufacture and market asphalt pavers, material transfer vehicles, milling machines and screeds.  The business units in the Underground Group design, manufacture and market a complete line of trenching equipment and directional drills for the underground construction market. Business units that do not meet the requirements for separate disclosure as operating segments are shown in the "All Others" category, including Peterson Pacific Corp. (“Peterson”), Astec Australia Pty Ltd., (“Astec Australia”), Astec Insurance Company and the parent company, Astec Industries, Inc.  Peterson designs, manufactures and markets whole-tree pulpwood chippers, horizontal grinders and blower trucks.  Astec Australia markets equipment, installs, services and provides parts support for many of the products manufactured by the Company’s Asphalt, Mobile Asphalt Paving and Underground groups and most recently the Aggregate and Mining group in Australia and New Zealand.

	(in thousands)
	Three Months Ended March 31, 2010
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$70,061	$58,919	$42,082	$8,927	$13,465	$193,454
Intersegment sales	6,554	7,594	4,141	932	-	19,221
Gross profit (loss)	20,207	13,187	10,510	(357)	2,594	46,141
Gross profit percent	28.8%	22.4%	25.0%	(4.0%)	19.3%	23.9%
Segment profit (loss)	$12,795	$2,822	$5,210	$(3,542)	$(7,510)	$9,775

	(in thousands)
	Three Months Ended March 31, 2009
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$83,252	$51,577	$31,404	$20,246	$18,825	$205,304
Intersegment sales	4,222	3,901	1,299	77	-	9,499
Gross profit	20,623	11,143	6,620	2,759	2,565	43,710
Gross profit percent	24.8%	21.6%	21.1%	13.6%	13.6%	21.3%
Segment profit (loss)	$11,999	$1,772	$2,004	$(2,341)	$(6,835)	$6,599

A reconciliation of total segment profits to the Company's consolidated totals is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Total segment profits	$9,775	$6,599
Net (income) loss attributable to non-controlling interest in subsidiary	(38)	35
Recapture (elimination) of intersegment profit	(943)	797
Net income attributable to controlling interest	$8,794	$7,431

Note 12.  Contingent Matters
Certain customers have financed purchases of Company products through arrangements expiring through May 2016 in which the Company is contingently liable for customer debt of approximately $4,109,000 and $4,276,000 at March 31, 2010 and December 31, 2009, respectively.  At March 31, 2010, the maximum potential amount of future payments for which the Company would be liable is equal to $4,109,000.  These arrangements also provide that the Company will receive the lender’s full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements.  The Company has recorded a liability of $379,000 related to these guarantees at March 31, 2010.

The Company is contingently liable under letters of credit issued by Wachovia totaling approximately $11,731,000 as of March 31, 2010, including a $2,500,000 and a $2,000,000 letter of credit issued on behalf of Astec Australia and Osborn, respectively, two of the Company’s foreign subsidiaries.  The outstanding letters of credit expire at various dates through February 2011.  Additionally, as of March 31, 2010 Osborn is contingently liable for a total of $3,129,000 outstanding letters of credit.  As of March 31, 2010, the maximum potential amount of future payments under these letters of credit and bonds for which the Company could be liable is approximately $14,860,000.

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

Note 13.  Shareholders’ Equity
Under terms of the Company’s stock option plans, officers and certain other employees were granted options to purchase the Company’s common stock at no less than 100% of the market price on the date the option was granted.  No additional options can be granted under these plans; however the Company has reserved unissued shares of common stock for the exercise of the 165,181 unexercised and outstanding options as of March 31, 2010 under these employee plans.  All options granted to employees under these plans vested prior to 2007.

In addition, a Non-employee Directors Stock Incentive Plan has been established to allow non-employee directors to have a personal financial stake in the Company through an ownership interest.  Directors may elect to receive their compensation in cash, common stock, deferred stock or stock options.  Options granted to Directors vest and become fully exercisable immediately upon grant.  All stock options have a 10-year term.  The shares reserved under the 1998 Non-employee Directors Stock Plan total 149,230 as of March 31, 2010 of which 137,570 shares are available for future grants of stock or deferred stock to directors.  The fair value of stock awards granted to non-employee directors totaled $42,000 and $56,000 for the three-month periods ended March 31, 2010 and 2009, respectively.

In August 2006, the Compensation Committee of the Board of Directors implemented a five-year plan to award key members of management restricted stock units (RSU’s) each year. The details of the plan were formulated under the 2006 Incentive Plan approved by the Company’s shareholders in their annual meeting held in April 2006. The plan allows up to 700,000 shares to be granted to employees.  RSU’s granted each year will be determined based upon the performance of individual subsidiaries and consolidated annual financial performance. Additional RSU’s may be granted in 2011 based upon cumulative five-year performance.  Generally, each award will vest at the end of five years from the date of grant, or at the time a recipient retires after reaching age 65, if earlier.  Compensation expense of $591,000 and $30,000 has been recorded in the three-month periods ended March 31, 2010 and 2009, respectively, to reflect the fair value of the total shares amortized over the portion of the vesting period occurring during the periods.

Note 14.  Seasonality
Based upon historical results of the past several years, 26% to 28% of the Company's annual revenues typically occur during the first three months of the year.  During the usual seasonal trend, the first three quarters of the year are the Company's stronger quarters for sales volume, with the fourth quarter normally being the weakest quarter.

Note 15.  Comprehensive Income
The components of total comprehensive income attributable to controlling interest for the three months ended March 31, 2010 and 2009 is presented below (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$8,832	$7,396
Change in unrecognized pension and post retirement benefit costs, net of tax	(61)	14
Foreign currency translation adjustments	772	(760)
Comprehensive income	9,543	6,650
Comprehensive income (loss) attributable to non-controlling interest	(44)	62
Comprehensive income attributable to controlling interest	$9,499	$6,712

Note 16.  Other Income, net of expenses
Other income, net of expenses for the three months ended March 31, 2010 and 2009 is presented below (in thousands):

	Three Months Ended March 31,
	2010	2009
Interest income	$234	$75
Gain (loss) on investments	92	(127)
Other	162	18
Total	$488	$(34)

Note 17.  Derivative Financial Instruments
The Company is exposed to certain risks relating to its ongoing business operations.   The primary risk managed by using derivative instruments is foreign currency risk.  From time to time the Company’s foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.  The fair value of the derivative financial instrument is recorded on the Company’s balance sheet and is adjusted to fair value at each measurement date based on the contractual forward exchange rate and the forward exchange rate at the measurement date.  The changes in fair value are recognized in the consolidated statements of operation in the current period.  The Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes.  The Company reported $122,000 and $111,000 of derivative liabilities in other accrued liabilities and $41,000 and $10,000 in other long-term liabilities at March 31, 2010 and December 31, 2009, respectively.  The Company recognized, as a component of cost of sales, a gain of $14,000 and a loss of $174,000 on the change in fair value of derivative financial instruments in the three-month periods ended March 31, 2010 and 2009, respectively.  There were no derivatives that qualified for hedge accounting at March 31, 2010 or December 31, 2009.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words “will,” “would,” “should,” “could,” “may,” “believes,” “anticipates,” “intends,” “forecasts” and “expects” and similar expressions.  Such forward-looking statements include, without limitation, statements regarding the Company's expected sales and results of operations during 2010, the Company's expected capital expenditures in 2010, the expected benefit and impact of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through March 31, 2011, the impact of the enactment of the Hiring Incentives to Restore Employment (HIRE) Act of 2010 or any future state or federal funding for transportation construction programs, the need for road improvements, the impact of other public sector spending and funding mechanisms, changes in the economic environment as it affects the Company, the timing and impact of changes in the economy, the market confidence of customers and dealers, the Company being called upon to fulfill certain contingencies, the expected dates of granting of restricted stock units, changes in interest rates and the impact of such changes on the financial results of the Company, changes in the prices of steel and oil, the ability of the Company to offset future changes in prices in raw materials, the change in the level of the Company's presence and sales in international markets, the seasonality of the Company’s business, the percentage of the Company’s equipment sold directly to end users, the amount or value of unrecognized tax benefits, the Company’s discussion of its critical accounting policies and the ultimate outcome of the Company's current claims and legal proceedings.

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

The risks and uncertainties identified herein under the caption “Item 1A. Risk Factors” in Part II of this Report, elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, should be carefully considered when evaluating the Company's business and future prospects.

Overview
Astec Industries, Inc., (“the Company”) is a leading manufacturer and marketer of equipment for road building, aggregate processing, directional drilling, trenching and wood processing. The Company’s businesses:

•           design, engineer, manufacture and market equipment that is used in each phase of road building, including quarrying and crushing the aggregate to producing asphalt or concrete, recycling old asphalt or concrete and applying the asphalt;

•           design, engineer, manufacture and market additional equipment and components including trenching, auger boring, directional drilling, geothermal drilling, oil and natural gas drilling, industrial heat transfer, wood chipping and grinding; and

•           manufacture and sell replacement parts for equipment in each of its product lines.

The Company has 14 manufacturing companies, 13 of which fall within four reportable operating segments, which include the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group. The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other unrelated industries including energy production. In early 2009, this segment introduced a new line of concrete mixing plants. The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries. In September 2009 this segment acquired a small company with unique machine technology being developed to make wood pellets. The Company began production of the new pellet production equipment in January 2010. The business units in the Mobile Asphalt Paving Group design, manufacture and market asphalt pavers, material transfer vehicles, milling machines, stabilizers and screeds. The business units in the Underground Group design, manufacture and market a complete line of trenching equipment, directional drills, geothermal drills and auger boring machines for the underground construction market as well as vertical drills for gas and oil field development. The Company also has one other category that contains the business units that do not meet the requirements for separate disclosure as an operating segment. The business units in the Other category include Peterson Pacific Corp. (Peterson), Astec Australia Pty Ltd (Astec Australia), Astec Insurance Company (“Astec Insurance” or “the captive”) and Astec Industries, Inc., the parent company. Peterson designs, manufactures and markets whole-tree pulpwood chippers, horizontal grinders and blower trucks. Astec Australia markets equipment, installs, services and provides parts for many of the products manufactured by the Company’s Asphalt, Mobile Asphalt Paving and Underground groups and most recently the Aggregate and Mining group in Australia and New Zealand.  Astec Insurance is a captive insurance company.

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

SAFETEA-LU funding expired on September 30, 2009 and federal transportation funding operated on short-term appropriations through March 17, 2010. On March 18, 2010, President Obama signed into law the Hiring Incentives to Restore Employment (HIRE) Act. This law extends authorization of the surface transportation programs previously funded under SAFETEA-LU through December 31, 2010 at 2009 levels. In addition, the HIRE Act authorizes a one-time transfer of $19.5 billion from the general fund to the highway trust fund related to previously foregone interest payments.  It also shifts the cost of fuel tax exemptions for state and local governments from the highway trust fund to the general fund, which will generate an anticipated $1.5 billion annually, and allows the highway trust fund to retain interest earned on future unexpended balances.  Although the HIRE Act should help stabilize the federal highway program, the Company believes a new multi-year highway program would have the greatest positive impact on the road construction industry and allow its customers to plan and execute longer term projects.

Several other countries have also implemented infrastructure spending programs to stimulate their economies. The Company believes these spending programs have had a positive impact on the financial performance of certain of its business segments; however, the magnitude of that impact cannot be determined.

The public sector spending described above is needed to fund road, bridge and mass transit improvements. The Company believes that increased funding is unquestionably needed to restore the nation’s highways to a quality level required for safety, fuel efficiency and mitigation of congestion. In the Company’s opinion, amounts needed for such improvements are significantly greater than amounts approved to date, and funding mechanisms such as the federal usage fee per gallon of gasoline, which has not been increased in 17 years, would likely need to be increased along with other measures to generate the funds needed.

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

Significant portions of the Company’s revenues relate to the sale of equipment involved in the production, handling and installation of asphalt mix. Asphalt is a by-product of oil production. An increase in the price of oil increases the cost of asphalt, which is likely to decrease demand for asphalt and therefore decrease demand for certain Company products. While increasing oil prices may have a negative financial impact on the Company’s customers, the Company’s equipment can use a significant amount of recycled asphalt pavement, thereby mitigating the final cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt mix. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. The Company’s customers appear to be adapting their prices in response to the fluctuating oil prices, and the fluctuations did not appear to significantly impair equipment purchases in 2009 and early 2010. The Company expects oil prices to continue to fluctuate in 2010 but does not believe the fluctuation will have a significant impact on customers’ buying decisions.

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

Steel is a major component in the Company’s equipment.  Steel prices declined sharply in the fourth quarter of 2008 and during 2009 in response to the global economic recession. Favorable pricing continued through 2009 causing steel mills to reduce production to match reduced demand. The Company believes many steel customers worked through their excess inventories of steel during 2009 and will begin to buy steel again in 2010.  This potential increase in demand coupled with the reduced production from the steel mills could combine to produce increases in steel prices during 2010.  The Company has already begun to see small increases in certain steel products.  Although the Company would institute price increases in response to rising steel and component prices, the Company may not be able to raise the prices of its products enough to cover increased costs, resulting in the Company’s financial results being negatively affected. If the Company sees increases in upcoming steel prices, it will take advantage of buying opportunities to offset such future pricing where possible.

In addition to the factors stated above, many of the Company’s markets are highly competitive, and its products compete worldwide with a number of other manufacturers and dealers that produce and sell similar products.  During the first half of 2009 the dollar was stronger relative to currencies in many of the Company’s foreign markets, negatively impacting the Company’s international sales.  During the latter half of 2009 a weakening dollar combined with improving economic conditions in certain foreign economies had a positive impact on the Company’s international sales.  During the first quarter of 2010 the dollar returned to levels experienced in early 2009.  The Company expects the dollar to fluctuate during the remainder of 2010.  Continued strengthening of the dollar could have a negative impact on the Company’s international sales.

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

Results of Operations

Net Sales
Net sales decreased $11,850,000 or 5.8%, from $205,304,000 for the first quarter of 2009 to $193,454,000 in the first quarter of 2010. Sales are generated primarily from new equipment purchases made by customers for use in construction for infrastructure funded by both the private and public sectors. The overall decline in sales for the first quarter of 2010 compared to the first quarter of 2009 is reflective of the weak overall economic conditions, both domestic and international.

Domestic sales for the first quarter of 2010 were $129,451,000 or 66.9% of consolidated net sales compared to $131,931,000 or 64.3% of consolidated net sales for the first quarter of 2009, a decrease of $2,480,000 or 1.9%.  International sales for the first quarter of 2010 were $64,003,000 or 33.1% of consolidated net sales compared to $73,373,000 or 35.7% of consolidated net sales for the first quarter of 2009, a decrease of $9,370,000 or 12.8%. The overall decrease in international sales for the first quarter of 2010 compared to the first quarter of 2009 is due to weak economic conditions in the international markets the company serves as well as strengthening of the U.S. dollar during 2010.

Parts sales for the first quarter increased 10.2% from $45,624,000 in 2009 to $50,264,000 in 2010.  Parts sales for the first quarter of 2010 as a percentage of consolidated net sales increased 380 basis points from 22.2% in 2009 to 26.0% in 2010.

Gross Profit
Consolidated gross profit as a percentage of sales increased 260 basis points to 23.9% in the first quarter of 2010 from 21.3% in the first quarter of 2009. One of the major reasons for the overall increase in gross margin as a percent of sales is an improvement of $2,275,000 in the first quarter of 2010 compared to the same quarter in 2009 due to improved manufacturing expense control.  In addition, parts sales, which typically yield higher gross margins, increased as a percentage of total sales for the quarter compared to the same quarter in 2009.

Selling, General, Administrative and Engineering Expenses
Selling, general, administrative and engineering expenses for the three months ending March 31, 2010 were $32,718,000, or 16.9% of net sales, compared to $31,426,000, or 15.3% of net sales, for the first three months of 2009, an increase of $1,292,000, or 4.1%. The increase was primarily due increases in SERP expense of $563,000 and expenses related to restricted stock units of $561,000, both of which increased due to an increase in the Company’s stock price from December 31, 2009 to March 31, 2010 as compared to stock price decreases during the same period in the prior year.  In addition, profit sharing expense increased $617,000 due to improved performance at certain subsidiaries which determines this formula-driven amount. Also, travel expenses increased $498,000 and health insurance expense increased $344,000; however, these increases were offset by decreases in payroll and related expenses of $725,000, exhibit expense of $456,000 and insurance expense of $430,000.

Interest Expense
Interest expense in the first quarter of 2010 decreased $60,000, or 32.8%, to $123,000 from $183,000 in the first quarter of 2009 due to the reduction in borrowings outstanding for the comparable periods.

Other Income, net of expenses
Other income, net of expenses was income of $488,000 for the three months ending March 31, 2010 compared to expense of $34,000 in 2009, an increase in income of $522,000. The increase in other income was primarily due to an increase of $315,000 in investment income from the investment portfolio at Astec Insurance.

Income Tax
Income tax expense for the first quarter of 2010 was $4,956,000, compared to income tax expense of $4,671,000 for the first quarter of 2009. The effective tax rates for the first quarter of 2010 and the first quarter of 2009 were 35.9% and 38.7%, respectively. The primary reason for the decrease in the effective tax rate from the first quarter of 2009 to the first quarter of 2010 is an increase in a tax deduction the Company receives for domestic production activity.

Net Income
The Company had net income attributable to controlling interest of $8,794,000 for the three months ending March 31, 2010 compared to $7,431,000 in the first three months of 2009, an increase of $1,363,000, or 18.3%. Earnings per diluted share were $0.39 in the first quarter of 2010 compared to $0.33 in the first quarter of 2009, an increase of $0.06 or 18.2%. Diluted shares outstanding at March 31, 2010 and 2009 were 22,767,460 and 22,663,415, respectively. The increase in shares outstanding is primarily due to the exercise of stock options by employees of the Company.

Backlog
The backlog of orders at March 31, 2010 was $134,838,000 compared to $140,099,000 at March 31, 2009, a decrease of $5,261,000, or 3.8%. The decrease in the backlog of orders was split between a decrease in domestic backlog of $1,539,000 or 2.0% and a decrease in international backlog of $3,722,000 or 6.1%. The decrease in backlog occurred in each of the Company’s segments except for the Mobile Asphalt Paving Group which experienced an increase in backlog of $11,721,000 or 655.5%. The Company is unable to determine whether the decline in backlogs was experienced by the industry as a whole; however, the Company believes the decreased backlog reflects the current economic conditions the industry is experiencing.

Net Sales (in thousands):

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Asphalt Group	$70,061	$83,252	$(13,191)	(15.8%)
Aggregate and Mining Group	58,919	51,577	7,342	14.2%
Mobile Asphalt Paving Group	42,082	31,404	10,678	34.0%
Underground Group	8,927	20,246	(11,319)	(55.9%)
Other Group	13,465	18,825	(5,360)	(28.5%)

Asphalt Group: Sales in this group were $70,061,000 for the first quarter of 2010 compared to $83,252,000 for the same period in 2009, a decrease of $13,191,000 or 15.8%.  Domestic sales for the Asphalt Group decreased 9.0% in the first quarter of 2010 compared to the same period in 2009.  International sales for the Asphalt Group decreased 40.6% in the first quarter of 2010 compared to the same period in 2009.  Domestic sales were impacted by the lack of new long-term federal highway legislation during last quarter of 2009 and the first quarter of 2010.  The previous legislation expired in September, 2009 and the highway fund operated under continuation bills at the previously approved funding levels until April, 2010 when a new bill funding the 2010 calendar year was passed.  International sales decreased primarily in Canada, Europe and the Middle East while increasing in South and Central America.  Parts sales for the Asphalt Group increased 17.2% in the first quarter of 2010 compared to the same period in 2009.

Aggregate and Mining Group: Sales in this group were $58,919,000 for the first quarter of 2010 compared to $51,577,000 for the same period in 2009, an increase of  $7,342,000 or 14.2%.  Domestic sales for the Aggregate and Mining Group decreased 4.3% in the first quarter of 2010 compared to the same period in 2009. The primary driver of this decrease was the weak domestic residential and commercial construction markets in the first quarter of 2010.  International sales for the Aggregate and Mining Group increased 29.7% in the first quarter of 2010 compared to the same period in 2009.  This increase was primarily due to strengthening in the construction and mining markets globally.  The increase in international sales occurred primarily in Africa, Canada, South and Central America and the Middle East.  These increases were offset by decreases in Asia and the West Indies.  Parts sales for the Aggregate and Mining Group increased 23.0% in the first quarter of 2010 compared to the same period in 2009.

Mobile Asphalt Paving Group: Sales in this group were $42,082,000 for the first quarter of 2010 compared to $31,404,000 for the same period in 2009, an increase of $10,678,000 or 34.0%.  Domestic sales for the Mobile Asphalt Paving Group increased 29.1% in the first quarter of 2010 compared to the same period in 2009.  The increase in domestic sales is primarily due to a significant decline in sales volume during the first quarter of 2009 due to weakness in the domestic economy beginning in the fourth quarter of 2008 combined with increased volume in the first quarter of 2010 due partially to the federal stimulus package that benefited highway resurfacing.  International sales for the Mobile Asphalt Paving Group increased 69.5%, which represents an increase of $2,627,000, in the first quarter of 2010 compared to the same period in 2009.  The increase internationally occurred primarily in Canada which passed stimulus spending legislation that benefited the road building industry.  Parts sales for this group increased 14.2% in the first quarter of 2010 compared to the same period in 2009.

Underground Group: Sales in this group were $8,927,000 for the first quarter of 2010 compared to $20,246,000 for the same period in 2009, a decrease of $11,319,000 or 55.9%.  Domestic sales for the Underground Group decreased 53.0% in the first quarter of 2010 compared to the same period in 2009.  The primary reason for this decline is the weak domestic residential and commercial construction markets. International sales for the Underground Group decreased 58.5% in the first quarter of 2010 compared to the same period in 2009.  The decrease in international sales occurred in the Middle East and Africa.  The decrease in international sales is primarily due to weakness in pipeline and utility construction in those certain foreign markets.  Parts sales for the Underground Group decreased 31.2% in the first quarter of 2010 compared to the same period in 2009.

Other Group: Sales for the Other Group were $13,465,000 for the first quarter of 2010 compared to $18,825,000 for the same period in 2009, a decrease of $5,360,000 or 28.5%.  Domestic sales for the Other Group, which are generated by Peterson Pacific Corp. for this group, increased 22.6% in the first quarter of 2010 compared to the same period in 2009.  This increase is due primarily to a significant decline in sales volume during the first quarter of 2009 due to weakness in the domestic economy beginning in the fourth quarter of 2008.  International sales for the Other Group decreased 53.1% in the first quarter of 2010 compared to the same period in 2009.  This decrease occurred in Australia and Europe and was primarily due to lower asphalt plant sales by Astec Australia combined with the sales impact of a strengthening dollar.  Parts sales for the Other Group decreased 2.4% in the first quarter of 2010 compared to the same period in 2009.

Segment Profit (Loss) (in thousands):

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Asphalt Group	$12,795	$11,999	$796	6.6%
Aggregate and Mining Group	2,822	1,772	1,050	59.3%
Mobile Asphalt Paving Group	5,210	2,004	3,206	160.0%
Underground Group	(3,542)	(2,341)	(1,201)	(51.3%)
Other Group	(7,510)	(6,835)	(675)	(9.9%)

Asphalt Group: Segment profit for this group was $12,795,000 for the first quarter of 2010 compared to $11,999,000 for the same period in 2009, an increase of $796,000 or 6.6%.  Although this group experienced a decrease in sales of 15.8%, increased parts sales, which typically have higher margins than those of equipment sales, and an improvement of $1,666,000 from the first quarter of 2009 to the first quarter of 2010 due to improved expense control positively impacted this group’s profits.

Aggregate and Mining Group: Segment profit for this group increased $1,050,000 or 59.3%, from $1,772,000 for the first quarter of 2009 to $2,822,000 for the first quarter of 2010.  This group had an increase of $2,044,000 in gross profit during the first quarter of 2010 compared to the same quarter in 2009 primarily provided by the 14.2% increase in sales, combined with a decrease in unabsorbed overhead of $580,000 during the first quarter of 2010 compared to the first quarter of 2009.

Mobile Asphalt Paving Group: Segment profit for this group was $5,210,000 for the first quarter of 2010 compared to $2,004,000 in 2009, an increase of $3,206,000 or 160.0%. The primary reason for the increase in profit was an increase in sales of 34.0% during the first quarter of 2010 compared to the first quarter of 2009.  Additionally, this group achieved an increase of $414,000 in overhead absorption in the first quarter of 2010 compared to the same quarter in 2009.

Underground Group: This group had a segment loss of $3,542,000 in the first quarter of 2010 compared to a loss of $2,341,000 in the first quarter of 2009 for a loss increase of $1,201,000 or 51.3%.  The primary reason for the increase in the segment loss for this group was a 55.9% decrease in sales in the first quarter of 2010 compared to the same quarter in 2009.  This group’s loss was also negatively impacted by an increase in unabsorbed overhead of $841,000 in the first quarter of 2010 compared to the first quarter of 2009.  Offsetting the negative issues were a reduction in selling, general and administrative expenses of $1,591,000 in the first quarter of 2010 compared to the first quarter of 2009 and cost reduction initiatives implemented during 2009.

Other Group: The Other Group had a segment loss of $7,510,000 in the first quarter of 2010 compared to a loss of $6,835,000 in the first quarter of 2009 for a loss increase of $675,000 or 9.9%.  The primary reason for the increased loss is an increase in selling, general and administrative (“SG&A”) expenses of $1,989,000 for the first quarter of 2010 compared to the same period in 2009.  The increased SG&A expense was primarily due increases in SERP expense of $563,000 and expenses related to restricted stock units of $561,000, both of which increased due to an increase in the Company’s stock price from December 31, 2009 to March 31, 2010 as compared to stock price decreases during the same period in the prior year.  In addition, profit sharing expense increased $617,000 due to improved performance at certain subsidiaries which determines this formula-driven amount.  These amounts were offset by a decrease in federal income tax expense of $841,000.  These expenses are carried on the books of the parent company, Astec Industries, Inc., which is included in the Other Group.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources are its cash on hand, investments, borrowing capacity under a $100 million revolving credit facility and cash flows from operations. The Company had $49,184,000 of cash available for operating purposes at March 31, 2010. In addition, the Company had no borrowings outstanding under its credit facility with Wachovia Bank, National Association (“Wachovia”) at March 31, 2010 as discussed further below. Net of letters of credit of $11,731,000, the Company had borrowing availability of $88,269,000 under the credit facility as of March 31, 2010.

During April 2007, the Company entered into an unsecured credit agreement with Wachovia whereby Wachovia has extended to the Company an unsecured line of credit of up to $100,000,000 including a sub-limit for letters of credit of up to $15,000,000.

The Wachovia credit facility had an original term of three years with two one-year extensions available. Early in 2010, the Company exercised the final extension bringing the new loan maturity date to May 2012. The interest rate for borrowings is a function of the Adjusted LIBOR Rate or Adjusted LIBOR Market Index Rate, as defined, as elected by the Company, plus a margin based upon a leverage ratio pricing grid ranging between 0.5% and 1.5%. As of March 31, 2010, the applicable margin based upon the leverage ratio pricing grid was equal to 0.5%. The unused facility fee is 0.125%. The Wachovia credit facility requires no principal amortization and interest only payments are due, in the case of loans bearing interest at the Adjusted LIBOR Market Index Rate, monthly in arrears and, in the case of loans bearing interest at the Adjusted LIBOR Rate, at the end of the applicable interest period. The Wachovia credit agreement contains certain financial covenants including a minimum fixed charge coverage ratio, minimum tangible net worth and maximum allowed capital expenditures. The Company was in compliance with the covenants under its credit facility as of March 31, 2010.

The Company’s South African subsidiary, Osborn Engineered Products SA (Pty) Ltd, (“Osborn”) has available a credit facility of $7,494,000 (ZAR 55,000,000) to finance short-term working capital needs, as well as to cover  letter of credit performance, advance payment and retention guarantees. As of March 31, 2010, Osborn had no outstanding borrowings under the credit facility, but $3,129,000 in performance, advance payment and retention bonds were issued under the facility. The facility is secured by Osborn’s buildings and improvements, accounts receivable and cash balances and a $2,000,000 letter of credit issued by the parent company. As of March 31, 2010, Osborn had available credit under the facility of $4,365,000. The facility has an ongoing, indefinite term subject to annual reviews by the bank. The agreement has an unused facility fee of 0.793%.

The Company’s Australian subsidiary, Astec Australia Pty Ltd (“Astec Australia”) has an available credit facility to finance short-term working capital needs of $2,565,000 (AUD 2,800,000), to finance foreign exchange dealer limit orders of $2,290,000 (AUD 2,500,000) and to provide bank guarantees to others of $183,000 (AUD 200,000). The facility is secured by a $2,500,000 letter of credit issued by the parent Company. No amounts were outstanding under the credit facility at March 31, 2010.

Cash Flows from Operating Activities (in thousands):
	Three Months Ended
	March 31, 2010	March 31, 2009	Increase/ (Decrease)
Net income	$8,832	$7,396	$1,436
Non-cash items in net income, net	8,457	9,038	(581)
Changes in working capital:
(Increase) decrease in receivables	(15,116)	(5,499)	(9,617)
(Increase) decrease in inventories	815	7,109	(6,294)
Increase (decrease) in accounts payable	5,783	(9,100)	14,883
Increase (decrease) in customer deposits	(3,572)	(16,128)	12,556
Increase (decrease) in other accrued liabilities	5	(3,764)	3,769
Other, net	4,425	1,179	3,246
Net cash provided (used) by operating activities	$9,629	$(9,769)	$19,398

For the first quarter, net cash provided by operating activities increased $19,398,000 in 2010 compared to 2009.  The primary reasons for the increase in operating cash flows are an increase in cash provided by accounts payable of $14,883,000 as well as a reduction in the decline in customer deposits during the respective periods of $12,556,000.  These positive cash changes were offset by an increase in cash used by receivables of $9,617,000 as well as a reduction in cash provided by inventory reductions during the respective periods of $6,294,000.  These changes in operating cash flows reflect increased production activity during the first quarter of 2010 compared to the first quarter of 2009.

Cash Flows from Investing Activities (in thousands):
	Three Months Ended
	March 31, 2010	March 31, 2009	Increase/ (Decrease)
Expenditures for property and equipment	$(1,751)	$(4,112)	$2,361
Other, net	20	205	(185)
Net cash used by investing activities	$(1,731)	$(3,907)	$2,176

Net cash used by investing activities in the first quarter of 2010 decreased $2,176,000 compared to the first quarter of 2009 due to reductions in cash used for capital expenditures of $2,361,000.

Cash Flows from Financing Activities (in thousands):
	Three Months Ended
	March 31, 2010	March 31, 2009	Increase/ (Decrease)
Net borrowings under revolving line of credit	$-	$14,952	$(14,952)
Other, net	269	1	268
Net cash provided by financing activities	$269	$14,953	$(14,684)

Cash provided by financing activities decreased $14,684,000 in the first quarter of 2010 compared to the same period in 2009.  During the first quarter of 2009, the Company borrowed against its revolving line of credit.  The Company had no similar borrowings during the first quarter of 2010.

Capital expenditures for 2010 are forecasted to total $15,291,000. The Company expects to finance these expenditures using currently available cash balances, internally generated funds and available credit under the Company’s credit facility. Capital expenditures are generally for machinery, equipment and facilities used by the Company in the production of its various products.

The Company believes that its current working capital, cash flows generated from future operations and available capacity under its credit facilities will be sufficient to meet the Company’s working capital and capital expenditure requirements through March 31, 2011.

Financial Condition

The Company’s current assets increased to $399,285,000 at March 31, 2010 from $384,365,000 at December 31, 2009, an increase of $14,920,000, or 3.9%.  The increase is primarily attributable to an increase in cash and cash equivalents of $8,755,000 combined with an increase in trade receivables of $15,192,000.  These increases were offset by decreases in prepaid expenses of $6,316,000 and inventory of $2,116,000.  Trade receivables increased due to an increase in sales of $15,592,000 in the first quarter of 2010 compared to the fourth quarter of 2009.  Prepaid expenses decreased due to a decrease in prepaid federal and state income taxes at March 31, 2010 compared to December 31, 2009 due to higher earnings during the quarter and estimated tax payments made during the quarter.

The Company’s current liabilities increased $2,928,000 from $106,307,000 at December 31, 2009 to $109,235,000 at March 31, 2010.  The increase is primarily attributable to an increase in accounts payable of $5,783,000 due to increased production volume compared to the fourth quarter of 2010.  This increase was offset by a decrease in customer deposits of $3,573,000.

Market Risk and Risk Management Policies
We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2009.

Off-balance Sheet Arrangements
As of March 31, 2010, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Seasonality
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended March 31, 2010 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.  Based upon historical results of the past several years, 26% to 28% of the Company's annual revenues typically occur during the first three months of the year.  During the usual seasonal trend, the first three quarters of the year are the Company's stronger quarters for sales volume, with the fourth quarter normally being the weakest quarter.

Contractual Obligations
During the three months ended March 31, 2010, there were no substantial changes in our commitments or contractual liabilities.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.   The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and the principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
The Company is involved from time to time in legal actions arising in the ordinary course of our business. Other than as set forth in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2009, we currently have no pending or threatened litigation that we believe will result in an outcome that would materially affect our business. Nevertheless, there can be no assurance that future litigation to which we become a party will not have a material adverse effect on our business.

Item 1A.  Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.  The risks described in our Annual Report on Form 10-K for the year ended December 31, 2009 and in this Quarterly Report on Form 10-Q are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

ASTEC INDUSTRIES, INC. (Registrant)

Date: May 10, 2010	/s/ J. Don Brock
J. Don Brock Chairman of the Board and President (Principal Executive Officer)

Date: May 10, 2010	/s/ F. McKamy Hal
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