Form 10-Q
period 2010-06-30
ASTEC INDUSTRIES INC
filed 2010-08-09
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
OR
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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at July 29, 2010
Common Stock, par value $0.20	22,619,879

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

Astec Industries, Inc. Condensed Consolidated Balance Sheets (in thousands)
	June 30, 2010 (unaudited)	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$81,989	$40,429
Trade receivables, net	82,693	66,338
Other receivables	2,043	1,767
Inventories	224,279	248,548
Prepaid expenses and other	6,427	15,216
Deferred income tax assets	11,778	12,067
Total current assets	409,209	384,365
Property and equipment, net	167,952	172,057
Investments	11,755	11,965
Goodwill	13,907	13,907
Other long-term assets	8,373	8,607
Total assets	$611,196	$590,901
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$37,469	$36,388
Accrued product warranty	8,682	8,714
Customer deposits	28,122	26,606
Accrued payroll and related liabilities	15,207	13,331
Accrued loss reserves	4,144	3,640
Other accrued liabilities	16,875	17,628
Total current liabilities	110,499	106,307
Deferred income tax liabilities	13,573	14,975
Other long-term liabilities	15,025	17,359
Total liabilities	139,097	138,641
Shareholders’ equity	471,693	451,903
Non-controlling interest	406	357
Total equity	472,099	452,260
Total liabilities and equity	$611,196	$590,901

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Operations (in thousands, except shares and per share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$209,249	$188,843	$402,704	$394,148
Cost of sales	162,571	145,935	309,884	307,529
Gross profit	46,678	42,908	92,820	86,619
Selling, general, administrative and engineering expenses	30,824	31,607	63,542	63,034
Income from operations	15,854	11,301	29,278	23,585
Interest expense	135	170	259	352
Other income, net of expenses	122	810	610	775
Income before income taxes	15,841	11,941	29,629	24,008
Income taxes	5,511	4,166	10,467	8,836
Net income	10,330	7,775	19,162	15,172
Net income (loss) attributable to non-controlling interest	22	26	60	(9)
Net income attributable to controlling interest	$10,308	$7,749	$19,102	$15,181

Earnings per common share
Net income attributable to controlling interest:
Basic	$0.46	$0.35	$0.85	$0.68
Diluted	$0.45	$0.34	$0.84	$0.67
Weighted average number of common shares outstanding:
Basic	22,507,078	22,435,037	22,490,431	22,432,804
Diluted	22,832,785	22,735,770	22,800,223	22,699,619

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$19,162	$15,172
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	9,570	9,552
Provision (recoveries) for doubtful accounts	(11)	468
Provision for inventory reserve	2,465	2,149
Provision for warranty	6,954	5,528
Deferred compensation provision (benefit)	67	(128)
Purchase (sale) of trading securities, net	654	(1,541)
Stock-based compensation	815	699
Tax benefit from stock option exercises	(329)	(19)
Deferred income tax provision (benefit)	(1,171)	888
Loss on disposition of fixed assets	55	45
(Increase) decrease in:
Trade and other receivables	(16,517)	(12,367)
Inventories	20,115	16,665
Prepaid expenses	8,335	3,172
Other assets	(241)	536
Increase (decrease) in:
Accounts payable	1,081	(13,791)
Accrued product warranty	(6,986)	(6,479)
Customer deposits	1,516	(18,925)
Income taxes payable	1,430	128
Other accrued liabilities	(1,875)	(3,492)
Net cash provided (used) by operating activities	45,089	(1,740)
Cash flows from investing activities:
Expenditures for property and equipment	(3,759)	(8,966)
Adjustment to acquisition purchase price	-	(8)
Proceeds from sale of property and equipment	71	111
Net cash used by investing activities	(3,688)	(8,863)
Cash flows from financing activities:
Net borrowings under revolving line of credit	-	8,482
Tax benefit from stock option exercise	329	19
Supplemental Executive Retirement Plan transactions, net	(136)	(130)
Proceeds from exercise of stock options	763	321
Net cash provided by financing activities	956	8,692
Effect of exchange rates on cash	(797)	2,390
Net increase in cash and cash equivalents	41,560	479
Cash and cash equivalents, beginning of period	40,429	9,674
Cash and cash equivalents, end of period	$81,989	$10,153

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc.
Condensed Consolidated Statement of Equity
For the Six Months Ended June 30, 2010
(in thousands, except shares)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accum-ulated Other Compre- hensive Income	Company Shares Held by SERP	Retained Earnings	Non- controlling Interest	Total Equity
Balance, December 31, 2009	22,551,283	$4,510	$124,381	$4,551	$(2,128)	$320,589	$357	$452,260
Net income						19,102	60	19,162
Other comprehensive income:
Foreign currency translation adjustments				(1,025)			(11)	(1,036)
Change in unrecognized pension and post retirement costs, net of tax				(58)				(58)
Comprehensive income							49	18,068
Stock-based compensation	2,573	1	814					815
Exercise of stock options	47,523	9	1,083					1,092
SERP transactions, net			(1)		(135)			(136)
Balance, June 30, 2010	22,601,379	$4,520	$126,277	$3,468	$(2,263)	$339,691	$406	$472,099

See Notes to Unaudited Condensed Consolidated Financial Statements

ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Astec Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2009.

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

Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that supersedes certain previous rules relating to how a company allocates consideration to all of its deliverables in a multiple-deliverable revenue arrangement.  The revised guidance eliminates the use of the residual method of allocation in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration and alternatively requires that the relative-selling-price method be used in all circumstances in which an entity recognizes revenue for an arrangement with multiple-deliverables.  The revised guidance requires both ongoing disclosures regarding an entity’s multiple-element revenue arrangements as well as certain transitional disclosures during periods after adoption.  All entities must adopt the revised guidance no later than the beginning of their first fiscal year beginning on or after June 15, 2010 with earlier adoption allowed.  Entities may elect to adopt the guidance through either prospective application or through retrospective application to all revenue arrangements for all periods presented.  The Company plans to adopt the revised guidance effective January 1, 2011.  The Company does not believe the adoption of this new guidance will have a significant impact on the Company’s financial statements.

Note 2.  Earnings per Share
Basic earnings per share is determined by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding during each period.  Diluted earnings per share include the potential dilutive effects of options, restricted stock units and shares held in the Company’s Supplemental Executive Retirement Plan.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income attributable to controlling interest	$10,308,000	$7,749,000	$19,102,000	$15,181,000
Denominator:
Denominator for basic earnings per share	22,507,078	22,435,037	22,490,431	22,432,804
Effect of dilutive securities:
Employee stock options and restricted stock units	225,736	203,317	211,234	171,859
Supplemental Executive Retirement Plan	99,971	97,416	98,558	94,956
Denominator for diluted earnings per share	22,832,785	22,735,770	22,800,223	22,699,619

Net income attributable to controlling interest per share:
Basic	$0.46	$0.35	$0.85	$0.68
Diluted	$0.45	$0.34	$0.84	$0.67

A total of 1,072 and 1,840 options were antidilutive for the three months ended June 30, 2010 and 2009, respectively.  A total of 1,437 and 1,821 options were antidilutive for the six months ended June 30, 2010 and 2009, respectively.  Antidilutive options are not included in the diluted earnings per share computation.

Note 3.  Receivables
Receivables are net of allowances for doubtful accounts of $2,046,000 and $2,215,000 as of June 30, 2010 and December 31, 2009, respectively.

Note 4.  Inventories
Inventories consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Raw materials and parts	$88,644	$90,150
Work-in-process	52,581	52,010
Finished goods	66,702	87,968
Used equipment	16,352	18,420
Total	$224,279	$248,548

The above inventory amounts are net of reserves totaling $16,594,000 and $16,378,000 as of June 30, 2010 and December 31, 2009, respectively.

Note 5.  Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation of $160,626,000 and $152,959,000 as of June 30, 2010 and December 31, 2009, respectively.

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

As indicated in the table below, the Company has determined that all its financial assets and liabilities, excluding pension assets, at June 30, 2010 are level 1 and level 2 in the fair value hierarchy as defined above (in thousands):

	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$1,466	$-	$1,466
SERP mutual funds	873	-	873
Preferred stocks	538	-	538
Trading debt securities:
Corporate bonds	-	5,149	5,149
Municipal bonds	-	3,849	3,849
Floating rate notes	-	812	812
Other government bonds	-	225	225
Derivative asset	-	130	130
Total financial assets	$2,877	$10,165	$13,042

Financial Liabilities:
SERP liabilities	$5,111	$-	$5,111
Derivative liabilities	-	82	82
Total financial liabilities	$5,111	$82	$5,193

The Company’s investments (other than pension assets) consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
June 30, 2010:
Trading equity securities	$2,952	$30	$106	$2,876
Trading debt securities	9,770	338	72	10,036
	$12,722	$368	$178	$12,912

December 31, 2009:
Trading equity securities	$2,753	$29	$79	$2,703
Trading debt securities	10,564	405	56	10,913
	$13,317	$434	$135	$13,616

The trading equity investments noted above are valued at their estimated fair value based on their quoted market prices and the debt securities are valued based upon a mix of observable market prices and model driven prices derived from a matrix of observable market prices for assets with similar characteristics obtained from a nationally recognized third party pricing service.  Additionally, a significant portion of the trading equity securities are in equity money market and mutual funds and also comprise a portion of the Company’s liability under its SERP.

Trading debt securities are comprised of marketable debt securities held by Astec Insurance. Astec Insurance has an investment strategy that focuses on providing regular and predictable interest income from a diversified portfolio of high-quality fixed income securities. At June 30, 2010 and December 31, 2009, $1,157,000 and $1,651,000, respectively, of trading debt securities were due to mature within twelve months and, accordingly, are included in other current assets in the accompanying balance sheets.  The financial liabilities related to the SERP shown above are included in other long-term liabilities and the derivative financial liabilities are included in other accrued liabilities in the accompanying balance sheets.

Net unrealized gains or losses incurred during the three and six-month periods ended June 30, 2010 on investments still held as of June 30, 2010 totaled losses of $159,000 and $14,000, respectively.

Note 7.  Debt
During April 2007, the Company entered into an unsecured credit agreement with Wachovia Bank, National Association (“Wachovia”), whereby Wachovia has extended to the Company an unsecured line of credit of up to $100,000,000, including a sub-limit for letters of credit of up to $15,000,000.

The Wachovia credit facility had an original term of three years with two one-year extensions available.  Early in 2010, the Company exercised the final extension bringing the new loan maturity date to May 2012.  The interest rate for borrowings is a function of the Adjusted LIBOR Rate or Adjusted LIBOR Market Index Rate, as elected by the Company, plus a margin based upon a leverage ratio pricing grid ranging between 0.5% and 1.5%.  As of June 30, 2010 the applicable margin based upon the leverage ratio pricing grid was equal to 0.5%.  The unused facility fee is 0.125%.  The Wachovia credit facility requires no principal amortization and interest only payments are due, in the case of loans bearing interest at the Adjusted LIBOR Market Index Rate, monthly in arrears and, in the case of loans bearing interest at the Adjusted LIBOR Rate, at the end of the applicable interest period therefore.  The Wachovia credit agreement contains certain financial covenants related to minimum fixed charge coverage ratios, minimum tangible net worth and maximum allowed capital expenditures.  At June 30, 2010, the Company had no borrowings outstanding under the credit facility but did have letters of credit totaling $7,999,000 outstanding, resulting in additional borrowing availability of $92,001,000 on the Wachovia credit facility.  The Company was in compliance with the financial covenants under its credit facility as of June 30, 2010.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd. (“Osborn”), has available a credit facility of approximately $7,849,000 (ZAR 60,000,000) to finance short-term working capital needs, as well as to cover  letter of credit performance, advance payment and retention guarantees. As of June 30, 2010, Osborn had no outstanding borrowings under the credit facility, but approximately $3,369,000 in performance, advance payment and retention bonds were issued under the facility.  The facility is secured by Osborn's buildings and improvements, accounts receivable, cash balances and a $2,000,000 letter of credit issued by the parent Company.  As of June 30, 2010, Osborn had available credit under the facility of approximately $4,480,000.  The facility has an ongoing, indefinite term subject to annual reviews by the bank.  The agreement has an unused facility fee of 0.793%.

The Company’s Australian subsidiary, Astec Australia Pty Ltd (“Astec Australia”) has an available credit facility to finance short-term working capital needs of approximately $2,386,000 (AUD 2,800,000), to finance foreign exchange dealer limit orders of approximately $2,131,000 (AUD 2,500,000) and to provide bank guarantees to others of approximately $170,000 (AUD 200,000).  The facility is secured by a $2,500,000 letter of credit issued by the parent Company.  No amounts were outstanding under the credit facility at June 30, 2010.

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

Changes in the Company's product warranty liability for the three and six-month periods ended June 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Reserve balance at the beginning of the period	$8,549	$9,513	$8,714	$10,050
Warranty liabilities accrued during the period	4,095	2,425	6,954	5,528
Warranty liabilities settled during the period	(3,922)	(2,968)	(6,965)	(6,581)
Other	(40)	129	(21)	102
Reserve balance at the end of the period	$8,682	$9,099	$8,682	$9,099

Note 9.  Accrued Loss Reserves
The Company accrues reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company.  The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events.  Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future.  Total accrued loss reserves were $8,229,000 at June 30, 2010 compared to $9,253,000 at December 31, 2009, of which $4,085,000 and $5,613,000 were included in other long-term liabilities at June 30, 2010 and December 31, 2009, respectively.

Note 10.  Income Taxes
The Company’s combined federal and state effective income tax rate was 34.8% and 34.9% for the three-month periods ended June 30, 2010 and 2009, respectively.  The Company’s combined federal and state effective income tax rate was 35.3% and 36.8% for the six-month periods ended June 30, 2010 and 2009, respectively. The primary reason for the reduction in six-month rates between years was due to an increase in the tax deduction the Company receives for domestic production activities.

The Company's liability recorded for uncertain tax positions as of June 30, 2010 has not changed significantly in amount or composition since December 31, 2009.

Note 11.  Segment Information
The Company has four reportable operating segments, which include the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group.  The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment, storage tanks for the asphalt paving and other non-related industries as well as a line of concrete mixing plants.  The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries.  The business units in the Mobile Asphalt Paving Group design, manufacture and market asphalt pavers, material transfer vehicles, milling machines and screeds.  The business units in the Underground Group design, manufacture and market a complete line of trenching equipment and directional drills for the underground construction market. Business units that do not meet the requirements for separate disclosure as operating segments are shown in the "All Others" category, including Peterson Pacific Corp. (“Peterson”), Astec Australia Pty Ltd., (“Astec Australia”), Astec Insurance Company and the parent company, Astec Industries, Inc.  Peterson designs, manufactures and markets whole-tree pulpwood chippers, horizontal grinders and blower trucks.  Astec Australia markets equipment and installs, services and provides parts support for many of the products produced by the Company’s manufacturing companies.

	(in thousands)
	Three Months Ended
	June 30, 2010
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$65,362	$67,000	$47,231	$13,636	$16,020	$209,249
Intersegment sales	3,558	4,555	3,057	951	-	12,121
Gross profit	14,961	15,199	12,233	868	3,417	46,678
Gross profit percent	22.9%	22.7%	25.9%	6.4%	21.3%	22.3%
Segment profit (loss)	$7,574	$4,973	$6,264	$(1,901)	$(6,069)	$10,841

	(in thousands)
	Six Months Ended
	June 30, 2010
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$135,423	$125,919	$89,314	$22,563	$29,485	$402,704
Intersegment sales	10,111	12,149	7,198	1,883	-	31,341
Gross profit	35,168	28,386	22,743	511	6,012	92,820
Gross profit percent	26.0%	22.5%	25.5%	2.3%	20.4%	23.0%
Segment profit (loss)	$20,369	$7,795	$11,475	$(5,443)	$(13,579)	$20,617

	(in thousands)
	Three Months Ended
	June 30, 2009
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$69,578	$55,452	$36,859	$17,145	$9,809	$188,843
Intersegment sales	3,390	4,689	1,841	111	-	10,031
Gross profit	18,468	13,252	8,733	276	2,179	42,908
Gross profit percent	26.5%	23.9%	23.7%	1.6%	22.2%	22.7%
Segment profit (loss)	$11,281	$3,949	$4,346	$(4,241)	$(6,978)	$8,357

	(in thousands)
	Six Months Ended
	June 30, 2009
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$152,829	$107,029	$68,263	$37,391	$28,636	$394,148
Intersegment sales	7,612	8,590	3,140	188	-	19,530
Gross profit	39,091	24,394	15,353	3,035	4,746	86,619
Gross profit percent	25.6%	22.8%	22.5%	8.1%	16.6%	22.0%
Segment profit (loss)	$23,280	$5,721	$6,351	$(6,582)	$(13,814)	$14,956

A reconciliation of total segment profits to the Company's consolidated totals is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total segment profits	$10,841	$8,357	$20,617	$14,956
Net (income) loss attributable to non-controlling interest in subsidiary	(22)	(26)	(60)	9
Recapture (elimination) of intersegment profit	(511)	(582)	(1,455)	216
Net income attributable to controlling interest	$10,308	$7,749	$19,102	$15,181

Note 12.  Contingent Matters
Certain customers have financed purchases of Company products through arrangements expiring through May 2016 in which the Company is contingently liable for customer debt of approximately $3,308,000 and $4,276,000 at June 30, 2010 and December 31, 2009, respectively.  At June 30, 2010, the maximum potential amount of future payments for which the Company would be liable is equal to $3,308,000.  These arrangements also provide that the Company will receive the lender’s full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements.  The Company has recorded a liability of $316,000 related to these guarantees at June 30, 2010.

The Company is contingently liable under letters of credit issued by Wachovia totaling approximately $7,999,000 as of June 30, 2010, including a $2,500,000 and a $2,000,000 letter of credit issued on behalf of Astec Australia and Osborn, respectively, two of the Company’s foreign subsidiaries.  The outstanding letters of credit expire at various dates through June 2011.  Additionally, as of June 30, 2010 Osborn is contingently liable for a total of $3,369,000 in outstanding letters of credit.  As of June 30, 2010, the maximum potential amount of future payments under these letters of credit and bonds for which the Company could be liable is approximately $11,368,000.

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

Note 13.  Shareholders’ Equity
Under terms of the Company’s stock option plans, officers and certain other employees were granted options to purchase the Company’s common stock at no less than 100% of the market price on the date the option was granted.  No additional options can be granted under these plans; however the Company has reserved unissued shares of common stock for the exercise of the 132,927 unexercised and outstanding options as of June 30, 2010 under these employee plans.  All options granted to employees under these plans vested prior to 2007.

In addition, a Non-employee Directors Stock Incentive Plan has been established to allow non-employee directors to have a personal financial stake in the Company through an ownership interest.  Directors may elect to receive their compensation in cash, common stock, deferred stock or stock options.  Options granted to Directors vest and become fully exercisable immediately upon grant.  All stock options have a 10-year term.  The shares reserved under the 1998 Non-Employee Directors Stock Incentive Plan total 146,666 as of June 30, 2010 of which 136,416 shares are available for future grants of stock or deferred stock to directors.  The fair value of stock awards granted to non-employee directors totaled $49,000 and $56,000 for the three-month periods ended June 30, 2010 and 2009, respectively.  The fair value of stock awards granted to non-employee directors totaled $91,000 and $112,000 for the six-month periods ended June 30, 2010 and 2009, respectively.

In August 2006, the Compensation Committee of the Board of Directors implemented a five-year plan to award key members of management restricted stock units (“RSU’s”) each year. The details of the plan were formulated under the 2006 Incentive Plan approved by the Company’s shareholders in their annual meeting held in April 2006. The plan allows up to 700,000 shares to be granted to employees.  RSU’s granted each year will be determined based upon the performance of individual subsidiaries and consolidated annual financial performance. Additional RSU’s may be granted in 2011 based upon cumulative five-year performance.  Generally, each award will vest at the end of five years from the date of grant, or at the time a recipient retires after reaching age 65, if earlier.  Compensation expense of $133,000 and $557,000 has been recorded in the three-month periods ended June 30, 2010 and 2009, respectively, to reflect the fair value of the total shares amortized over the portion of the vesting period occurring during the periods.  Compensation expense of $724,000 and $587,000 has been recorded in the six-month periods ended June 30, 2010 and 2009, respectively, to reflect the fair value of the total shares amortized over the portion of the vesting period occurring during the periods.

Note 14.  Seasonality
Based upon historical results of the past several years, 51% to 55% of the Company's annual revenues typically occur during the first six months of the year.  During the usual seasonal trend, the first three quarters of the year are the Company's stronger quarters for sales volume, with the fourth quarter normally being the weakest quarter.

Note 15.  Comprehensive Income
The components of total comprehensive income attributable to controlling interest for the three and six-month periods ended June 30, 2010 and 2009 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$10,330	$7,775	$19,162	$15,172
Change in unrecognized pension and post retirement benefit costs, net of tax	3	32	(58)	46
Foreign currency translation adjustments	(1,808)	4,859	(1,036)	4,098
Comprehensive income	8,525	12,666	18,068	19,316
Comprehensive income (loss) attributable to non-controlling interest	(5)	(199)	(49)	(137)
Comprehensive income attributable to controlling interest	$8,520	$12,467	$18,019	$19,179

Note 16.  Other Income, net of expenses
Other income, net of expenses for the three and six-month periods ended June 30, 2010 and 2009 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income	$204	$192	$438	$267
Gain (loss) on investments	(19)	320	73	193
Other	(63)	298	99	315
Total	$122	$810	$610	$775

Note 17.  Derivative Financial Instruments
The Company is exposed to certain risks related to its ongoing business operations.  The primary risk managed by using derivative instruments is foreign currency risk.  From time to time the Company’s foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.  The fair value of the derivative financial instrument is recorded on the Company’s balance sheet and is adjusted to fair value at each measurement date based on the contractual forward exchange rate and the forward exchange rate at the measurement date.  The changes in fair value are recognized in the consolidated statements of operation in the current period.  The Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes.  The Company reported $130,000 of derivative assets in prepaid expenses and other, derivative liabilities of $40,000 in other accrued liabilities and $42,000 in other long-term liabilities at June 30, 2010.  The Company reported $111,000 of derivative liabilities in other accrued liabilities and $10,000 in other long-term liabilities at December 31, 2009.  The Company recognized, as a component of cost of sales, a gain of $210,000 and a loss of $537,000 on the change in fair value of derivative financial instruments in the three-month periods ended June 30, 2010 and 2009, respectively.   The Company recognized, as a component of cost of sales, a gain of $169,000 and a loss of $716,000 on the change in fair value of derivative financial instruments for the six months ended June 30, 2010 and 2009, respectively.  There were no derivatives that qualified for hedge accounting at June 30, 2010 or December 31, 2009.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words “will,” “would,” “should,” “could,” “may,” “believes,” “anticipates,” “intends,” “forecasts” and “expects” and similar expressions.  Such forward-looking statements include, without limitation, statements regarding the Company's expected sales and results of operations during 2010, the Company's expected capital expenditures in 2010, the expected benefit and impact of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through June 30, 2011, the impact of the enactment of the Hiring Incentives to Restore Employment (HIRE) Act of 2010 or any future state or federal funding for transportation construction programs, the need for road improvements, the impact of other public sector spending and funding mechanisms, changes in the economic environment as it affects the Company, the timing and impact of changes in the economy, the market confidence of customers and dealers, the Company being called upon to fulfill certain contingencies, the expected dates of granting of restricted stock units, changes in interest rates and the impact of such changes on the financial results of the Company, changes in the prices of steel and oil, the ability of the Company to offset future changes in prices in raw materials, the change in the level of the Company's presence and sales in international markets, the seasonality of the Company’s business, the percentage of the Company’s equipment sold directly to end users, the amount or value of unrecognized tax benefits, the Company’s discussion of its critical accounting policies and the ultimate outcome of the Company's current claims and legal proceedings.

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

Overview
Astec Industries, Inc. (“the Company”) is a leading manufacturer and marketer of equipment for road building, aggregate processing, directional drilling, trenching and wood processing. The Company’s businesses:

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

The Company has 14 manufacturing companies, 13 of which fall within four reportable operating segments, which include the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group. The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other unrelated industries including energy production and concrete mixing plants. The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries. In September 2009 this segment acquired a small company with unique machine technology to make wood pellets. The Company began production of the new pellet production equipment in January 2010. The business units in the Mobile Asphalt Paving Group design, manufacture and market asphalt pavers, material transfer vehicles, milling machines, stabilizers and screeds. The business units in the Underground Group design, manufacture and market a complete line of trenching equipment, directional drills, geothermal drills and auger boring machines for the underground construction market, as well as vertical drills for gas and oil field development. The Company also has one other category that contains the business units that do not meet the requirements for separate disclosure as an operating segment. The business units in the Other category include Peterson Pacific Corp. (Peterson), Astec Australia Pty Ltd (Astec Australia), Astec Insurance Company (“Astec Insurance”) and Astec Industries, Inc., the parent company. Peterson designs, manufactures and markets whole-tree pulpwood chippers, horizontal grinders and blower trucks. Astec Australia markets equipment and installs, services and provides parts for many of the products produced by the Company’s manufacturing companies.  Astec Insurance is a captive insurance company.

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

Contrary to the negative impact of higher oil prices on many of the Company’s products as discussed above, sales of several of the Company’s products, including products manufactured by the Underground Group, which are used to drill for oil and natural gas and install oil and natural gas pipelines, would benefit from higher oil and natural gas prices, to the extent that such higher prices lead to further development of oil and natural gas production.

Steel is a major component in the Company’s equipment.  Steel prices increased moderately through the first and second quarters of 2010 as the overall economy improved. Pricing began to decline slowly at the end of the second quarter as demand weakened; however, management anticipates that pricing will remain stable during the third quarter and into the fourth quarter. The Company will continue the practice of obtaining contract pricing on a portion of its steel needs to ensure pricing stability and manage costs. An increase in the demand for steel in the broader economy, coupled with reduced steel production by steel mills, could combine to increase steel prices during 2011. In this event the Company would institute price increases in response to rising steel and component prices; however, the Company may not be able to raise the prices of its products enough to cover increased costs, which would have a negative effect on the Company’s financial results. If the Company expects that steel prices will increase, it will take advantage of buying opportunities to offset such future pricing where possible.

In addition to the factors stated above, many of the Company’s markets are highly competitive, and its products compete worldwide with a number of other manufacturers and dealers that produce and sell similar products.  During the first half of 2009 the dollar was stronger relative to currencies in many of the Company’s foreign markets, negatively impacting the Company’s international sales.  During the latter half of 2009, a weakening dollar, combined with improving economic conditions in certain foreign economies, had a positive impact on the Company’s international sales.  During the first six months of 2010, the dollar has grown stronger in Europe, but in most international markets the dollar has remained weaker than it was during the first half of 2009.  The Company expects the dollar to fluctuate during the remainder of 2010.  Future strengthening of the dollar could have a negative impact on the Company’s international sales.

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

The non-union employees of each subsidiary have the opportunity to earn bonuses in the aggregate of up to 10% of each subsidiary’s after-tax profit if such subsidiary meets established goals. These goals are based on the subsidiary’s return on capital employed, cash flow on capital employed and safety. The bonuses for subsidiary presidents are normally paid from a separate corporate pool.

Results of Operations

Net Sales
Net sales increased $20,406,000 or 10.8%, from $188,843,000 for the second quarter of 2009 to $209,249,000 in the second quarter of 2010. Sales are generated primarily from new equipment purchases made by customers for use in construction for infrastructure funded by both the private and public sectors. The overall increase in sales for the second quarter of 2010 compared to the second quarter of 2009 reflects strengthening international economic conditions.  Domestic sales remained flat in the second quarter of 2010 compared to the second quarter of 2009.

Net sales increased $8,556,000 or 2.2%, from $394,148,000 for the first six months of 2009 to $402,704,000 in the first six months of 2010. The overall increase in sales for the first six months of 2010 compared to the first six months of 2009 reflects strengthening international economic conditions.

Domestic sales for the second quarter of 2010 were $129,289,000 or 61.8% of consolidated net sales compared to $129,250,000 or 68.4% of consolidated net sales for the second quarter of 2009, an increase of $39,000.  International sales for the second quarter of 2010 were $79,960,000 or 38.2% of consolidated net sales compared to $59,593,000 or 31.6% of consolidated net sales for the second quarter of 2009, an increase of $20,367,000 or 34.2%. Domestic sales were negatively impacted by the lack of action by Congress in renewing the long-term highway bill to replace the previous bill that expired in September 2009.  The overall increase in international sales for the second quarter of 2010 compared to the second quarter of 2009 is due to improved economic conditions in several of the international markets the company serves and the adoption of stimulus packages with significant emphasis on the development of highways.  The increases occurred primarily in Canada, Australia, South America, the West Indies and Europe.

Domestic sales for the first six months of 2010 were $258,740,000 or 64.3% of consolidated net sales compared to $261,181,000 or 66.3% of consolidated net sales for the first six months of 2009, a decrease of $2,441,000 or 0.9%.  International sales for the first six months of 2010 were $143,964,000 or 35.7% of consolidated net sales compared to $132,967,000 or 33.7% of consolidated net sales for the first six months of 2009, an increase of $10,997,000 or 8.3%.  Domestic sales were negatively impacted by the lack of action by Congress in renewing the new long-term highway bill to replace the previous bill that expired in September 2009.  The overall increase in international sales for the first six months of 2010 compared to the first six months of 2009 is due to improved economic conditions in several of the international markets the company serves and the adoption of stimulus packages with significant emphasis on the development of highways.  The year-to-date increases occurred primarily in Canada, South America, Central America and Africa.

Parts sales for the second quarter increased 13.0% from $44,418,000 in 2009 to $50,204,000 in 2010.  Parts sales for the second quarter of 2010 as a percentage of consolidated net sales increased 50 basis points from 23.5% in 2009 to 24.0% in 2010.

Parts sales for the first six months increased 11.6% from $90,041,000 in 2009 to $100,467,000 in 2010.  Parts sales for the first six months of 2010 as a percentage of consolidated net sales increased 210 basis points from 22.8% in 2009 to 24.9% in 2010.

Gross Profit
Consolidated gross profit as a percentage of sales decreased 40 basis points to 22.3% in the second quarter of 2010 from 22.7% in the second quarter of 2009 as the weak domestic market for certain of the Company’s products has led the Company to offer more competitive pricing.

Consolidated gross profit as a percentage of sales increased 100 basis points to 23.0% in the first six months of 2010 from 22.0% in the first six months of 2009. One of the reasons for the increase in gross margin as a percent of sales is increased parts sales for the six-month period compared to the same period in 2009.

Selling, General, Administrative and Engineering Expenses
Selling, general, administrative and engineering expenses for the second quarter of 2010 were $30,824,000, or 14.7% of net sales, compared to 31,607,000, or 16.7% of net sales, for the second quarter of 2009, a decrease of $783,000, or 2.5%.  The decrease was primarily due to a decrease in SERP expense of $460,000 and expenses related to restricted stock units of $424,000, both of which primarily resulted from a decrease in the Company’s stock price from March 31, 2010 to June 30, 2010.  Additionally, sales promotional expense decreased $517,000 and research and development decreased $441,000.  These cost savings were offset by an increase in sales commissions of $571,000 due to increased sales volumes, an increase in profit sharing expense increase of $439,000 due to improved performance at certain subsidiaries, and an increase of $534,000 in expenses related to the Bauma trade show which is held every three years.

Selling, general, administrative and engineering expenses for the six months ending June 30, 2010 were $63,542,000, or 15.8% of net sales, compared to $63,034,000, or 16.0% of net sales, for the first six months of 2009, an increase of $508,000, or 0.8%.  The increase was primarily related to an increase in profit sharing expense of $1,057,000 due to improved performance at certain subsidiaries, an increase in sales commissions of $537,000 due to increased sales volumes and an increase of $984,000 in expenses related to the Bauma trade show which is held every three years.  These increases were offset by decreases in sales promotional expense of $452,000 and bad debt expense of $479,000.

Interest Expense
Interest expense in the second quarter of 2010 decreased $35,000, or 20.6%, to $135,000 from $170,000 in the second quarter of 2009.

Interest expense in the first six months of 2010 decreased $93,000, or 26.4%, to $259,000 from $352,000 in the first six months of 2009 due to the reduction in borrowings outstanding for the comparable periods.

Other Income, net of expenses
Other income, net of expenses was income of $122,000 for the second quarter of 2010 compared to income of $810,000 in the second quarter of 2009, a decrease in income of $688,000. The decrease was primarily due a decrease in investment income of $339,000.

Other income, net of expenses was income of $610,000 for the six months ending June 30, 2010 compared to income of $775,000 for the six months ending June 30, 2009, a decrease in income of $165,000. The decrease was primarily related to decreases in investment income of $120,000.

Income Tax
Income tax expense for the second quarter of 2010 was $5,511,000, compared to income tax expense of $4,166,000 for the second quarter of 2009. The effective tax rates for the second quarters of 2010 and 2009 were 34.8% and 34.9%, respectively.

Income tax expense for the first six months of 2010 was $10,467,000, compared to income tax expense of $8,836,000 for the first six months of 2009. The effective tax rates for the first six months of 2010 and the first six months of 2009 were 35.3% and 36.8%, respectively. The primary reason for the decrease in the effective tax rate from the first six months of 2009 to the first six months of 2010 is an increase in a tax deduction the Company receives for domestic production activity.  Both the rate of the deduction and the volume of domestic production increased.

Net Income
The Company had net income attributable to controlling interest of $10,308,000 for the second quarter of 2010 compared to $7,749,000 in the second quarter of 2009, an increase of $2,559,000, or 33.0%. Earnings per diluted share were $0.45 in the second quarter of 2010 compared to $0.34 in the second quarter of 2009, an increase of $0.11 or 32.4%. Diluted shares outstanding for the quarters ended June 30, 2010 and 2009 were 22,832,785 and 22,735,770, respectively. The increase in shares outstanding is primarily due to the exercise of stock options by employees of the Company.

The Company had net income attributable to controlling interest of $19,102,000 for the six months ending June 30, 2010 compared to $15,181,000 in the first six months of 2009, an increase of $3,921,000, or 25.8%. Earnings per diluted share were $0.84 in the first six months of 2010 compared to $0.67 in the first six months of 2009, an increase of $0.17 or 25.4%. Diluted shares outstanding for the six-month periods ended June 30, 2010 and 2009 were 22,800,223 and 22,699,619, respectively. The increase in shares outstanding is primarily due to the exercise of stock options by employees of the Company.

Backlog
The backlog of orders at June 30, 2010 was $139,692,000 compared to $133,584,000 at June 30, 2009, an increase of $6,108,000, or 4.6%. The increase in backlog is due to an increase in international backlogs of $10,251,000 or 14.3% offset by a decrease in domestic backlogs of $4,143,000 or 6.7%.  The increase in backlogs was also due primarily to an increase in the backlog of the Asphalt Group of $12,019,000 or 22.2% and the Mobile Asphalt Paving Group of $9,303,000 or 493.3%, offset by a decrease in the backlog of the Aggregate and Mining Group of $17,121,000 or 26.0%.  The Company is unable to determine whether the changes in backlogs were experienced by the industry as a whole; however, the Company believes the changes in backlogs reflect the current economic conditions the industry is experiencing.

Net Sales (in thousands):

	Three Months Ended June 30,
	2010	2009	$ Change	% Change
Asphalt Group	$65,362	$69,578	$(4,216)	(6.1%)
Aggregate and Mining Group	67,000	55,452	11,548	20.8%
Mobile Asphalt Paving Group	47,231	36,859	10,372	28.1%
Underground Group	13,636	17,145	(3,509)	(20.5%)
Other Group	16,020	9,809	6,211	63.3%

Asphalt Group: Sales in this group were $65,362,000 for the second quarter of 2010 compared to $69,578,000 for the same period in 2009, a decrease of $4,216,000 or 6.1%.  Domestic sales for the Asphalt Group decreased $18,693,000 or 29.5% in the second quarter of 2010 compared to the same period in 2009.  International sales for the Asphalt Group increased $14,477,000 or 235.3% in the second quarter of 2010 compared to the same period in 2009.  Domestic sales were impacted by Congress’s failure to renew the long-term federal highway funding legislation that expired in September 2009. The previous legislation expired in September 2009 and the highway fund operated under continuation bills at the previously approved funding levels until April 2010 when a new short-term bill funding the 2010 calendar year was passed.  International sales increased primarily in Canada, the West Indies, Africa and South America while decreasing in Central America and Asia.  Parts sales for the Asphalt Group increased 6.9% in the second quarter of 2010 compared to the same period in 2009.

Aggregate and Mining Group: Sales in this group were $67,000,000 for the second quarter of 2010 compared to $55,452,000 for the same period in 2009, an increase of  $11,548,000 or 20.8%.  Domestic sales for the Aggregate and Mining Group increased $11,281,000 or 50.0% in the second quarter of 2010 compared to the same period in 2009. The primary driver of this increase was increased road building activity during the second quarter of 2010 plus a 21.5% increase in parts sales.  International sales for the Aggregate and Mining Group were relatively flat with 2009 increasing $267,000 or 0.8% in the second quarter of 2010 compared to the same period in 2009.  The increase in international sales occurred primarily in Canada, South America and Central America.  These increases were offset by decreases in Asia, the Middle East, China and Africa.

Mobile Asphalt Paving Group: Sales in this group were $47,231,000 for the second quarter of 2010 compared to $36,859,000 for the same period in 2009, an increase of $10,372,000 or 28.1%.  Domestic sales for the Mobile Asphalt Paving Group increased $5,093,000 or 17.4% in the second quarter of 2010 compared to the same period in 2009.  The increase in domestic sales is primarily due to the federal stimulus package, which funded highway resurfacing projects.  International sales for the Mobile Asphalt Paving Group increased $5,279,000 or 70.1% in the second quarter of 2010 compared to the same period in 2009, due partially to the adoption of infrastructure stimulus plans by certain foreign countries.  The increase internationally occurred primarily in Canada, Europe and Central America.  Parts sales for this group decreased 1.2% in the second quarter of 2010 compared to the same period in 2009.

Underground Group: Sales in this group were $13,636,000 for the second quarter of 2010 compared to $17,145,000 for the same period in 2009, a decrease of $3,509,000 or 20.5%.  Domestic sales for the Underground Group increased $433,000 or 5.3% in the second quarter of 2010 compared to the same period in 2009.  International sales for the Underground Group decreased $3,942,000 or 44.0% in the second quarter of 2010 compared to the same period in 2009.  The decrease in international sales occurred in Canada and the Middle East.  The decrease in international sales is primarily due to weakness in pipeline and utility construction in certain foreign markets.  Parts sales for the Underground Group increased 18.1% in the second quarter of 2010 compared to the same period in 2009.

Other Group: Sales for the Other Group were $16,020,000 for the second quarter of 2010 compared to $9,809,000 for the same period in 2009, an increase of $6,211,000 or 63.3%.  Domestic sales for the Other Group, which are primarily generated by Peterson Pacific Corp., increased $1,925,000 or 33.5% in the second quarter of 2010 compared to the same period in 2009.  This increase is due primarily to the strength of the domestic economy during the second quarter of 2010 as compared to the second quarter of 2009. International sales for the Other Group increased $4,286,000 or 105.4% in the second quarter of 2010 compared to the same period in 2009.  This increase occurred in Australia and was offset by declines in Europe, Canada, China and South America. Parts sales for the Other Group increased 13.2% in the second quarter of 2010 compared to the same period in 2009.

Net Sales (in thousands):

	Six Months Ended June 30,
	2010	2009	$ Change	% Change
Asphalt Group	$135,423	$152,829	$(17,406)	(11.4%)
Aggregate and Mining Group	125,919	107,029	18,890	17.6%
Mobile Asphalt Paving Group	89,314	68,263	21,051	30.8%
Underground Group	22,563	37,391	(14,828)	(39.7%)
Other Group	29,485	28,636	849	3.0%

Asphalt Group: Sales in this group were $135,423,000 for the first six months of 2010 compared to $152,829,000 for the same period in 2009, a decrease of $17,406,000 or 11.4%.  Domestic sales for the Asphalt Group decreased $24,554,000 or 19.1% in the first six months of 2010 compared to the same period in 2009.  International sales for the Asphalt Group increased $7,148,000 or 29.5% in the first six months of 2010 compared to the same period in 2009.  Domestic sales were impacted by Congress’s failure to renew the long-term federal highway funding legislation that expired in September 2009. The highway fund operated under continuation bills at the previously approved funding levels until April 2010 when a new short-term bill funding the 2010 calendar year was passed.  International sales increased primarily in South America, the West Indies, Central America, Canada and Africa while decreasing in Europe, the Middle East and Asia.  Parts sales for the Asphalt Group increased 12.6% in the first six months of 2010 compared to the same period in 2009.

Aggregate and Mining Group: Sales in this group were $125,919,000 for the first six months of 2010 compared to $107,029,000 for the same period in 2009, an increase of  $18,890,000 or 17.6%.  Domestic sales for the Aggregate and Mining Group increased $10,285,000 or 22.3% in the first six months of 2010 compared to the same period in 2009. The primary driver of this increase was increased road building activity due to the federal stimulus plan plus a 22.2% increase in parts sales.  International sales for the Aggregate and Mining Group increased $8,605,000 or 14.1% in the first six months of 2010 compared to the same period in 2009.  This increase was primarily due to strengthening in the construction and mining markets globally.  The increase in international sales occurred primarily in Canada, Africa, South America and Central America.  These increases were offset by decreases in Asia, the West Indies and China.

Mobile Asphalt Paving Group: Sales in this group were $89,314,000 for the first six months of 2010 compared to $68,263,000 for the same period in 2009, an increase of $21,051,000 or 30.8%.  Domestic sales for the Mobile Asphalt Paving Group increased $13,145,000 or 23.1% in the first six months of 2010 compared to the same period in 2009.  The increase in domestic sales is primarily due to the federal stimulus package, which funded highway resurfacing projects.  International sales for the Mobile Asphalt Paving Group increased $7,906,000 or 69.9% in the first six months of 2010 compared to the same period in 2009, due partially to the adoption of infrastructure stimulus plans by foreign countries.  The increase internationally occurred primarily in Canada, Europe and Central America.  Parts sales for this group increased 6.4% in the first six months of 2010 compared to the same period in 2009.

Underground Group: Sales in this group were $22,563,000 for the first six months of 2010 compared to $37,391,000 for the same period in 2009, a decrease of $14,828,000 or 39.7%.  Domestic sales for the Underground Group decreased $4,626,000 or 26.1% in the first six months of 2010 compared to the same period in 2009.  The primary reason for this decline is the continuing weak domestic residential and commercial construction markets. International sales for the Underground Group decreased $10,203,000 or 51.9% in the first six months of 2010 compared to the same period in 2009.  The decrease in international sales occurred in the Middle East, Canada, Africa and Asia.  The decrease in international sales is primarily due to weakness in pipeline and utility construction in those certain foreign markets.  Parts sales for the Underground Group decreased 9.1% in the first six months of 2010 compared to the same period in 2009.

Other Group: Sales for the Other Group were $29,485,000 for the first six months of 2010 compared to $28,636,000 for the same period in 2009, an increase of $849,000 or 3.0%.  Domestic sales for the Other Group, which are primarily generated by Peterson Pacific Corp., increased $3,309,000 or 27.9% in the first six months of 2010 compared to the same period in 2009.  This increase is due primarily to chipper sales used to reduce biomass for renewable energy.  International sales for the Other Group decreased $2,460,000 or 14.7% in the first six months of 2010 compared to the same period in 2009.  This decrease occurred in Europe, China and Australia. Parts sales for the Other Group increased 5.4% in the first six months of 2010 compared to the same period in 2009.

Segment Profit (Loss) (in thousands):

	Three Months Ended June 30,
	2010	2009	$ Change	% Change
Asphalt Group	$7,574	$11,281	$(3, 707)	(32.9%)
Aggregate and Mining Group	4,973	3,949	1,024	25.9%
Mobile Asphalt Paving Group	6,264	4,346	1,918	44.1%
Underground Group	(1,901)	(4,241)	2,340	55.2%
Other Group	(6,069)	(6,978)	909	13.0%

Asphalt Group: Segment profit for this group was $7,574,000 for the second quarter of 2010 compared to $11,281,000 for the same period in 2009, a decrease of $3,707,000 or 32.9%.  The decreased profit for this segment resulted from the 6.1% decline in sales during the periods, coupled with a decline in gross margin percent due primarily to an increase in unabsorbed overhead and slightly increased discounting on some customer orders.

Aggregate and Mining Group: Segment profit for this group was $4,973,000 for the second quarter of 2010 compared to $3,949,000 for the same period in 2009, an increase of $1,024,000 or 25.9%.  This group had an increase of $1,947,000 in gross profit during the second quarter of 2010 compared to the same quarter in 2009, primarily provided by the 20.8% increase in sales during the second quarter of 2010 compared to the second quarter of 2009.  Parts sales increased 21.5% for the quarter and overhead absorption was improved.

Mobile Asphalt Paving Group: Segment profit for this group was $6,264,000 for the second quarter of 2010 compared to $4,364,000 in 2009, an increase of $1,918,000 or 44.1%. The primary reason for the increase in profit was an increase in sales of 28.1% during the second quarter of 2010 compared to the second quarter of 2009, coupled with increased gross margins.  The sales increase was primarily the result of the federal government’s stimulus package.

Underground Group: This group had a segment loss of $1,901,000 in the second quarter of 2010 compared to a loss of $4,241,000 in the second quarter of 2009 for an improvement of $2,340,000 or 55.2%.  The primary drivers of this improvement were a $1,646,000 reduction in selling, general, administrative and engineering expenses and a 480 basis point improvement in gross margins due primarily to continuing cost containment efforts.

Other Group: The Other Group had a segment loss of $6,069,000 in the second quarter of 2010 compared to a loss of $6,978,000 in the second quarter of 2009 for an improvement of $909,000 or 13.0%.  The primary reasons for the decreased loss were a $1,238,000 improvement in gross margins due to increased sales of 63.3% and a decrease in selling, general, administrative and engineering expenses of $1,118,000 for the second quarter of 2010 compared to the same period in 2009, offset by increased income taxes of $1,091,000 due to increased consolidated pretax profits.

Segment Profit (Loss) (in thousands):

	Six Months Ended June 30,
	2010	2009	$ Change	% Change
Asphalt Group	$20,369	$23,280	$(2,911)	(12.5%)
Aggregate and Mining Group	7,795	5,721	2,074	36.3%
Mobile Asphalt Paving Group	11,475	6,351	5,124	80.7%
Underground Group	(5,443)	(6,582)	1,139	17.3%
Other Group	(13,579)	(13,814)	235	1.7%

Asphalt Group: Segment profit for this group was $20,369,000 for the first six months of 2010 compared to $23,280,000 for the same period in 2009, a decrease of $2,911,000 or 12.5%.  The reduction in profits between periods directly resulted from the related 11.4% reduction in sales during the periods, increased unabsorbed overhead and slightly increased discounting on some customer orders.  These reductions were partially offset by an increase in parts sales.

Aggregate and Mining Group: Segment profit for this group was $7,795,000 for the first six months of 2010 compared to $5,721,000 for the same period in 2009, an increase of $2,074,000 or 36.3%.  The increase resulted from a 17.6% increase in sales, including a significant increase in parts sales, and an improvement in overhead utilization.

Mobile Asphalt Paving Group: Segment profit for this group was $11,475,000 for the first six months of 2010 compared to $6,351,000 in 2009, an increase of $5,124,000 or 80.7%. The primary reasons for the increase in profit were an increase in sales of 30.8% during the first six months of 2010 compared to the first six months of 2009, as well as a 300 basis point increase in gross margins.  An increase in parts sales and an improvement in overhead utilization also attributed to the improved profits.

Underground Group: This group had a segment loss of $5,443,000 in the first six months of 2010 compared to a loss of $6,582,000 in the first six months of 2009, an improvement of $1,139,000 or 17.3%.  The primary driver in the improvement between periods was a reduction in SGA & Engineering expenses of $3,236,000 offset by the impact of a 39.7% reduction in sales including a reduction in parts sales and increased unabsorbed overhead.

Other Group: The Other Group had a segment loss of $13,579,000 in the first six months of 2010 compared to a loss of $13,814,000 in the first six months of 2009 for an improvement of $235,000 or 1.7%.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources are its cash on hand, investments, borrowing capacity under a $100 million revolving credit facility and cash flows from operations. The Company had $81,989,000 of cash available for operating purposes at June 30, 2010. In addition, the Company had no borrowings outstanding under its credit facility with Wachovia Bank, National Association (“Wachovia”) at June 30, 2010 as discussed further below. Net of letters of credit of $7,999,000, the Company had borrowing availability of $92,001,000 under the credit facility as of June 30, 2010.

During April 2007, the Company entered into an unsecured credit agreement with Wachovia whereby Wachovia has extended to the Company an unsecured line of credit of up to $100,000,000 including a sub-limit for letters of credit of up to $15,000,000.

The Wachovia credit facility had an original term of three years with two one-year extensions available. Early in 2010, the Company exercised the final extension bringing the new loan maturity date to May 2012. The interest rate for borrowings is a function of the Adjusted LIBOR Rate or Adjusted LIBOR Market Index Rate, as defined, as elected by the Company, plus a margin based upon a leverage ratio pricing grid ranging between 0.5% and 1.5%. As of June 30, 2010, the applicable margin based upon the leverage ratio pricing grid was equal to 0.5%. The unused facility fee is 0.125%. The Wachovia credit facility requires no principal amortization and interest only payments are due, in the case of loans bearing interest at the Adjusted LIBOR Market Index Rate, monthly in arrears and, in the case of loans bearing interest at the Adjusted LIBOR Rate, at the end of the applicable interest period. The Wachovia credit agreement contains certain financial covenants, including a minimum fixed charge coverage ratio, minimum tangible net worth and maximum allowed capital expenditures. The Company was in compliance with the covenants under its credit facility as of June 30, 2010.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd. (“Osborn”), has available a credit facility of approximately $7,849,000 (ZAR 60,000,000) to finance short-term working capital needs, as well as to cover  letter of credit performance, advance payment and retention guarantees. As of June 30, 2010, Osborn had no outstanding borrowings under the credit facility, but approximately $3,369,000 in performance, advance payment and retention bonds were issued under the facility.  The facility is secured by Osborn's buildings and improvements, accounts receivable, cash balances and a $2,000,000 letter of credit issued by the parent Company.  As of June 30, 2010, Osborn had available credit under the facility of approximately $4,480,000.  The facility has an ongoing, indefinite term subject to annual reviews by the bank.  The agreement has an unused facility fee of 0.793%.

The Company’s Australian subsidiary, Astec Australia Pty Ltd (“Astec Australia”) has an available credit facility to finance short-term working capital needs of approximately $2,386,000 (AUD 2,800,000) to finance foreign exchange dealer limit orders of approximately $2,131,000 (AUD 2,500,000) and to provide bank guarantees to others of approximately $170,000 (AUD 200,000).  The facility is secured by a $2,500,000 letter of credit issued by the parent Company.  No amounts were outstanding under the credit facility at June 30, 2010.

Cash Flows from Operating Activities (in thousands):
	Six Months Ended
	June 30, 2010	June 30, 2009	Increase/ (Decrease)
Net income	$19,162	$15,172	$3,990
Non-cash items in net income, net	19,069	17,641	1,428
Changes in working capital:
(Increase) decrease in receivables	(16,517)	(12,367)	(4,150)
(Increase) decrease in inventories	20,115	16,665	3,450
(Increase) decrease in prepaid expenses	8,335	3,172	5,163
Increase (decrease) in accounts payable	1,081	(13,791)	14,872
Increase (decrease) in customer deposits	1,516	(18,925)	20,441
Increase (decrease) in other accrued liabilities	(1,875)	(3,492)	1,617
Other, net	(5,797)	(5,815)	18
Net cash provided (used) by operating activities	$45,089	$(1,740)	$46,829

For the first six months of 2010, net cash provided by operating activities increased $46,829,000 as compared to the same period in 2009.  The primary reasons for the increase in operating cash flows are an increase in cash provided by accounts payable of $14,872,000 and prepaid expenses of $5,163,000 as well as an improvement in customer deposits during the respective periods of $20,441,000.  These positive cash changes were offset by an increase in cash used by receivables of $4,150,000.  These changes in operating cash flows reflect increased sales and production activity during the first six months of 2010 compared to the first six months of 2009.

Cash Flows from Investing Activities (in thousands):
	Six Months Ended
	June 30, 2010	June 30, 2009	Increase/ (Decrease)
Expenditures for property and equipment	$(3,759)	$(8,966)	$5,207
Other, net	71	103	(32)
Net cash used by investing activities	$(3,688)	$(8,863)	$5,175

Net cash used by investing activities in the first six months of 2010 decreased $5,175,000 compared to the same period in 2009 due to reductions in cash used for capital expenditures of $5,207,000.

Capital expenditures for 2010 are forecasted to total $15,291,000. The Company expects to finance these expenditures using currently available cash balances, internally generated funds and available credit under the Company’s credit facility. Capital expenditures are generally for machinery, equipment and facilities used by the Company in the production of its various products.

Cash Flows from Financing Activities (in thousands):
	Six Months Ended
	June 30, 2010	June 30, 2009	Increase/ (Decrease)
Net borrowings under revolving line of credit	$-	$8,482	$(8,482)
Other, net	956	210	746
Net cash provided by financing activities	$956	$8,692	$(7,736)

Cash provided by financing activities decreased $7,736,000 in the first six months of 2010 compared to the same period in 2009.  During the first six months of 2009, the Company borrowed $8,482,000 against its revolving line of credit.  The Company repaid these borrowings prior to December 31, 2009 and had no similar borrowings during the first half of 2010.

The Company believes that its current working capital, cash flows generated from future operations and available capacity under its credit facilities will be sufficient to meet the Company’s working capital and capital expenditure requirements through June 30, 2011.

Financial Condition

The Company’s current assets increased to $409,209,000 at June 30, 2010 from $384,365,000 at December 31, 2009, an increase of $24,844,000, or 6.5%.  The increase is primarily attributable to an increase in cash and cash equivalents of $41,560,000 combined with an increase in trade receivables of $16,355,000.  These increases were offset by decreases in prepaid expenses and other of $8,789,000 and inventory of $24,269,000.  Trade receivables increased due to an increase in sales of $31,387,000 in the second quarter of 2010 compared to the fourth quarter of 2009.  Prepaid expenses and other decreased due to decreases in prepaid federal and state income taxes of $6,059,000 and prepaid insurance of $1,844,000. The reduction in inventory is due to the Company’s efforts to improve inventory turns.

The Company’s current liabilities increased $4,192,000 from $106,307,000 at December 31, 2009 to $110,499,000 at June 30, 2010.  The increase is primarily attributable to increases in accrued payroll and related liabilities of $1,876,000, customer deposits of $1,516,000 and accounts payable of $1,081,000.

Market Risk and Risk Management Policies
We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2009.

Off-balance Sheet Arrangements
As of June 30, 2010, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Seasonality
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the three and six-month periods ended June 30, 2010 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.  Based upon historical results of the past several years, 51% to 55% of the Company's annual revenues typically occur during the first six months of the year.  During the usual seasonal trend, the first three quarters of the year are the Company's stronger quarters for sales volume, with the fourth quarter normally being the weakest quarter.

Contractual Obligations
During the three months ended June 30, 2010, there were no substantial changes in our commitments or contractual liabilities.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.   The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTEC INDUSTRIES, INC. (Registrant)

Date: August 9, 2010	/s/ J. Don Brock
J. Don Brock Chairman of the Board and President (Principal Executive Officer)

Date: August 9, 2010	/s/ F. McKamy Hall
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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase