Form 10-Q/A
period 2010-06-30
ASTEC INDUSTRIES INC
filed 2010-08-09
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A Amendment No. 1
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

EXPLANATORY NOTE
The sole purpose of this Amendment to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2010 (the "10-Q") is to furnish the Interactive Data File Exhibits required by Item 601(b)(101) of Regulation S-K. Due to an inadvertent error, the Interactive Data Files were omitted from the 10-Q filing. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

3