Form 10-Q
period 2010-09-30
ASTEC INDUSTRIES INC
filed 2010-11-09
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
OR
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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at October 26, 2010
Common Stock, par value $0.20	22,623,321

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

Astec Industries, Inc. Condensed Consolidated Balance Sheets (in thousands)
	September 30, 2010 (unaudited)	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$81,366	$40,429
Trade receivables, net	86,545	66,338
Other receivables	1,721	1,767
Inventories	242,137	248,548
Prepaid expenses and other	4,680	15,216
Deferred income tax assets	11,772	12,067
Total current assets	428,221	384,365
Property and equipment, net	168,414	172,057
Investments	11,233	11,965
Goodwill	13,907	13,907
Other long-term assets	8,558	8,607
Total assets	$630,333	$590,901
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$39,382	$36,388
Accrued product warranty	8,852	8,714
Customer deposits	28,688	26,606
Accrued payroll and related liabilities	15,666	13,331
Accrued loss reserves	4,046	3,640
Other accrued liabilities	22,367	17,628
Total current liabilities	119,001	106,307
Deferred income tax liabilities	13,492	14,975
Other long-term liabilities	14,602	17,359
Total liabilities	147,095	138,641
Shareholders’ equity	482,758	451,903
Non-controlling interest	480	357
Total equity	483,238	452,260
Total liabilities and equity	$630,333	$590,901

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Operations (in thousands, except shares and per share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$177,853	$166,084	$580,557	$560,231
Cost of sales	135,913	131,439	445,797	438,968
Gross profit	41,940	34,645	134,760	121,263
Selling, general, administrative and engineering expenses	31,808	30,445	95,351	93,478
Income from operations	10,132	4,200	39,409	27,785
Interest expense	30	66	289	418
Other income, net of expenses	492	555	1,103	1,330
Income before income taxes	10,594	4,689	40,223	28,697
Income taxes	3,198	1,320	13,665	10,157
Net income	7,396	3,369	26,558	18,540
Net income attributable to non-controlling interest	34	25	94	16
Net income attributable to controlling interest	$7,362	$3,344	$26,464	$18,524

Earnings per common share
Net income attributable to controlling interest:
Basic	$0.33	$0.15	$1.18	$0.83
Diluted	$0.32	$0.15	$1.16	$0.82
Weighted average number of common shares outstanding:
Basic	22,533,606	22,453,073	22,504,876	22,439,635
Diluted	22,843,300	22,735,064	22,814,634	22,711,526

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$26,558	$18,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,191	14,158
Provision (recoveries) for doubtful accounts	(89)	782
Provision for inventory reserve	4,280	3,313
Provision for warranty	9,878	8,048
Deferred compensation provision (benefit)	155	(536)
Purchase (sale) of trading securities, net	1,014	(2,106)
Stock-based compensation	1,231	705
Tax benefit from stock option exercises	(462)	(44)
Deferred income tax provision (benefit)	(1,245)	692
Loss on disposition of fixed assets	4	69
(Increase) decrease in:
Trade and other receivables	(20,365)	9,346
Inventories	457	18,547
Prepaid expenses	10,191	3,565
Other assets	(157)	709
Increase (decrease) in:
Accounts payable	2,994	(14,609)
Accrued product warranty	(9,740)	(9,425)
Customer deposits	2,082	(11,220)
Income taxes payable	3,299	369
Other accrued liabilities	1,732	(2,251)
Net cash provided by operating activities	46,008	38,652
Cash flows from investing activities:
Expenditures for property and equipment	(7,625)	(12,392)
Adjustment to acquisition purchase price	-	(8)
Proceeds from sale of property and equipment	156	196
Net cash used by investing activities	(7,469)	(12,204)
Cash flows from financing activities:
Net repayments under revolving line of credit	-	(3,427)
Tax benefit from stock option exercise	462	44
Cash paid for acquisition of minority shares of subsidiary	-	(639)
Supplemental Executive Retirement Plan transactions, net	(65)	(192)
Proceeds from exercise of stock options	1,011	840
Net cash provided (used) by financing activities	1,408	(3,374)
Effect of exchange rates on cash	990	3,401
Net increase in cash and cash equivalents	40,937	26,475
Cash and cash equivalents, beginning of period	40,429	9,674
Cash and cash equivalents, end of period	$81,366	$36,149

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc.
Condensed Consolidated Statement of Equity
For the Nine Months Ended September 30, 2010
(in thousands, except shares)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accumulated Other Compre- hensive Income	Company Shares Held by SERP	Retained Earnings	Non- controlling Interest	Total Equity
Balance, December 31, 2009	22,551,283	$4,510	$124,381	$4,551	$(2,128)	$320,589	$357	$452,260
Net income						26,464	94	26,558
Other comprehensive income:
Foreign currency translation adjustments				1,809			29	1,838
Change in unrecognized pension and post retirement costs, net of tax				(57)				(57)
Comprehensive income							123	28,339
Stock-based compensation	3,935	1	1,230					1,231
Exercise of stock options	66,623	13	1,460					1,473
SERP transactions, net			13		(78)			(65)
Balance, September 30, 2010	22,621,841	$4,524	$127,084	$6,303	$(2,206)	$347,053	$480	$483,238

See Notes to Unaudited Condensed Consolidated Financial Statements

ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Astec Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2009.

The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

A reclassification has been made to prior period data as previously reported to conform to current year presentation regarding foreign exchange gains and losses which have been reclassified to cost of sales from selling, general, administrative and engineering expenses and other income, net of expenses.

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income attributable to controlling interest	$7,362,000	$3,344,000	$26,464,000	$18,524,000
Denominator:
Denominator for basic earnings per share	22,533,606	22,453,073	22,504,876	22,439,635
Effect of dilutive securities:
Employee stock options and restricted stock units	211,923	182,058	211,464	175,259
Supplemental Executive Retirement Plan	97,771	99,933	98,294	96,632
Denominator for diluted earnings per share	22,843,300	22,735,064	22,814,634	22,711,526

Net income attributable to controlling interest per share:
Basic	$0.33	$0.15	$1.18	$0.83
Diluted	$0.32	$0.15	$1.16	$0.82

A total of 1,427 and 1,801 options were antidilutive for the three months ended September 30, 2010 and 2009, respectively.  A total of 1,433 and 1,814 options were antidilutive for the nine months ended September 30, 2010 and 2009, respectively.  Antidilutive options are not included in the diluted earnings per share computation.

Note 3.  Receivables
Receivables are net of allowances for doubtful accounts of $1,784,000 and $2,215,000 as of September 30, 2010 and December 31, 2009, respectively.

Note 4.  Inventories
Inventories consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Raw materials and parts	$92,415	$90,150
Work-in-process	56,951	52,010
Finished goods	74,754	87,968
Used equipment	18,017	18,420
Total	$242,137	$248,548

The above inventory amounts are net of reserves totalling $18,027,000 and $16,378,000 as of September 30, 2010 and December 31, 2009, respectively.

Note 5.  Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation of $165,286,000 and $152,959,000 as of September 30, 2010 and December 31, 2009, respectively.

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

As indicated in the table below, the Company has determined that all its financial assets and liabilities, excluding pension assets, at September 30, 2010 are level 1 and level 2 in the fair value hierarchy as defined above (in thousands):

	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$1,532	$-	$1,532
SERP mutual funds	1,076	-	1,076
Preferred stocks	559	-	559
Trading debt securities:
Corporate bonds	-	4,963	4,963
Municipal bonds	-	3,784	3,784
Floating rate notes	-	654	654
Other government bonds	-	92	92
Total financial assets	$3,167	$9,493	$12,660

Financial Liabilities:
SERP liabilities	$5,398	$-	$5,398
Derivative liabilities	-	820	820
Total financial liabilities	$5,398	$820	$6,218

The Company’s investments (other than pension assets) consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
September 30, 2010:
Trading equity securities	$3,117	$89	$39	$3,167
Trading debt securities	9,170	359	36	9,493
	$12,287	$448	$75	$12,660

December 31, 2009:
Trading equity securities	$2,753	$29	$79	$2,703
Trading debt securities	10,564	405	56	10,913
	$13,317	$434	$135	$13,616

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

Trading debt securities are comprised of marketable debt securities held by Astec Insurance. Astec Insurance has an investment strategy that focuses on providing regular and predictable interest income from a diversified portfolio of high-quality fixed income securities. At September 30, 2010 and December 31, 2009, $1,427,000 and $1,651,000, respectively, of trading debt securities were due to mature within twelve months and, accordingly, are included in other current assets in the accompanying balance sheets.  The financial liabilities related to the SERP shown above are included in other long-term liabilities and the derivative financial liabilities are included in other accrued liabilities in the accompanying balance sheets.

Net unrealized gains or losses incurred during the three and nine-month periods ended September 30, 2010 on investments still held as of September 30, 2010 totaled gains of $242,000 and $227,000, respectively.

Note 7.  Debt
During April 2007, the Company entered into an unsecured credit agreement with Wachovia Bank, National Association (“Wachovia”), whereby Wachovia has extended to the Company an unsecured line of credit of up to $100,000,000, including a sub-limit for letters of credit of up to $15,000,000.

The Wachovia credit facility had an original term of three years with two one-year extensions available.  Early in 2010, the Company exercised the final extension bringing the new loan maturity date to May 2012.  The interest rate for borrowings is a function of the Adjusted LIBOR Rate or Adjusted LIBOR Market Index Rate, as elected by the Company, plus a margin based upon a leverage ratio pricing grid ranging between 0.5% and 1.5%.  As of September 30, 2010 the applicable margin based upon the leverage ratio pricing grid was equal to 0.5%.  The unused facility fee is 0.125%.  The Wachovia credit facility requires no principal amortization and interest only payments are due, in the case of loans bearing interest at the Adjusted LIBOR Market Index Rate, monthly in arrears and, in the case of loans bearing interest at the Adjusted LIBOR Rate, at the end of the applicable interest period therefore.  The Wachovia credit agreement contains certain financial covenants related to minimum fixed charge coverage ratios, minimum tangible net worth and maximum allowed capital expenditures.  At September 30, 2010, the Company had no borrowings outstanding under the credit facility but did have letters of credit totalling $7,504,000 outstanding, resulting in additional borrowing availability of $92,496,000 on the Wachovia credit facility.  The Company was in compliance with the financial covenants under its credit facility as of September 30, 2010.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd. (“Osborn”), has available a credit facility of approximately $8,580,000 (ZAR 60,000,000) to finance short-term working capital needs, as well as to cover  letter of credit performance, advance payment and retention guarantees. As of September 30, 2010, Osborn had no outstanding borrowings under the credit facility, but approximately $3,865,000 in performance, advance payment and retention bonds were issued under the facility.  The facility is secured by Osborn's buildings and improvements, accounts receivable, cash balances and a $2,000,000 letter of credit issued by the parent Company.  As of September 30, 2010, Osborn had available credit under the facility of approximately $4,715,000.  The facility has an ongoing, indefinite term subject to annual reviews by the bank.  The agreement has an unused facility fee of 0.793%.

The Company’s Australian subsidiary, Astec Australia Pty Ltd (“Astec Australia”) has an available credit facility to finance short-term working capital needs of approximately $773,000 (AUD 800,000), to finance foreign exchange dealer limit orders of approximately $1,450,000 (AUD 1,500,000) and to provide bank guarantees to others of $193,000 (AUD 200,000).  The facility is secured by a $1,000,000 letter of credit issued by the parent Company.  No amounts were outstanding under the credit facility at September 30, 2010.

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

Changes in the Company's product warranty liability for the three and nine-month periods ended September 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Reserve balance at the beginning of the period	$8,682	$9,099	$8,714	$10,050
Warranty liabilities accrued during the period	2,923	2,520	9,878	8,048
Warranty liabilities settled during the period	(2,816)	(2,994)	(9,782)	(9,581)
Other	63	48	42	156
Reserve balance at the end of the period	$8,852	$8,673	$8,852	$8,673

Note 9.  Accrued Loss Reserves
The Company accrues reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company.  The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events.  Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future.  Total accrued loss reserves were $8,001,000 at September 30, 2010 compared to $9,253,000 at December 31, 2009, of which $3,955,000 and $5,613,000 were included in other long-term liabilities at September 30, 2010 and December 31, 2009, respectively.

Note 10.  Income Taxes
The Company’s combined effective income tax rate was 30.2% and 28.2% for the three-month periods ended September 30, 2010 and 2009, respectively.  The primary reasons for the difference in the third quarter’s effective and statutory tax rates are a mixture of increased state income taxes offset by an increase in estimated research and development tax credits for 2009 and increasing domestic production activity deductions.

The Company’s combined effective income tax rate was 34.0% and 35.4% for the nine-month periods ended September 30, 2010 and 2009, respectively. The primary reason for the reduction in nine-month rates between years was due to an increase in the tax deduction the Company receives for domestic production activities and increased research and development tax credits.

The Company's liability recorded for uncertain tax positions as of September 30, 2010 has not changed significantly in amount or composition since December 31, 2009.

Note 11.  Segment Information
      The Company has four reportable operating segments, which include the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group.  The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment, storage tanks for the asphalt paving and other non-related industries as well as a line of concrete mixing plants.  The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries.  The business units in the Mobile Asphalt Paving Group design, manufacture and market asphalt pavers, material transfer vehicles, milling machines and screeds.  The business units in the Underground Group design, manufacture and market a complete line of trenching equipment, directional drills for the underground construction market and oil and natural gas drilling rigs. Business units that do not meet the requirements for separate disclosure as operating segments are shown in the "All Others" category, including Peterson Pacific Corp. (“Peterson”), Astec Australia Pty Ltd., (“Astec Australia”), Astec Insurance Company and the parent company, Astec Industries, Inc.  Peterson designs, manufactures and markets whole-tree pulpwood chippers, horizontal grinders and blower trucks.  Astec Australia markets equipment and installs, services and provides parts support for many of the products produced by the Company’s manufacturing companies.

	(in thousands)
	Three Months Ended
	September 30, 2010
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$45,478	$60,263	$36,681	$19,220	$16,211	$177,853
Intersegment sales	2,014	5,831	3,679	10	-	11,534
Gross profit	11,001	14,839	10,395	2,007	3,698	41,940
Gross profit percent	24.2%	24.6%	28.3%	10.4%	22.8%	23.6%
Segment profit (loss)	$4,041	$4,437	$5,188	$(1,569)	$(4,480)	$7,617

	(in thousands)
	Nine Months Ended
	September 30, 2010
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$180,901	$186,182	$125,995	$41,783	$45,696	$580,557
Intersegment sales	12,125	17,981	10,877	1,893	-	42,876
Gross profit	46,169	43,225	33,138	2,519	9,709	134,760
Gross profit percent	25.5%	23.2%	26.3%	6.0%	21.2%	23.2%
Segment profit (loss)	$24,410	$12,232	$16,662	$(7,012)	$(18,058)	$28,234

	(in thousands)
	Three Months Ended
	September 30, 2009
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$44,556	$55,865	$36,814	$16,939	$11,910	$166,084
Intersegment sales	2,700	8,449	2,774	114	-	14,037
Gross profit	10,769	12,367	9,148	784	1,577	34,645
Gross profit percent	24.2%	22.1%	24.8%	4.6%	13.2%	20.9%
Segment profit (loss)	$4,045	$2,811	$4,281	$(3,007)	$(4,505)	$3,625

	(in thousands)
	Nine Months Ended
	September 30, 2009
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$197,385	$162,893	$105,077	$54,331	$40,545	$560,231
Intersegment sales	10,312	17,039	5,914	302	-	33,567
Gross profit	49,860	36,761	24,501	3,818	6,323	121,263
Gross profit percent	25.3%	22.6%	23.3%	7.0%	15.6%	21.6%
Segment profit (loss)	$27,325	$8,532	$10,632	$(9,589)	$(18,320)	$18,580

A reconciliation of total segment profits to the Company's consolidated totals is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total segment profits	$7,617	$3,625	$28,234	$18,580
Net income attributable to non- controlling interest in subsidiary	(34)	(25)	(94)	(16)
Elimination of intersegment profit	(221)	(256)	(1,676)	(40)
Net income attributable to controlling interest	$7,362	$3,344	$26,464	$18,524

Note 12.  Contingent Matters
Certain customers have financed purchases of Company products through arrangements expiring through May 2016 in which the Company is contingently liable for customer debt of approximately $3,172,000 and $4,276,000 at September 30, 2010 and December 31, 2009, respectively.  At September 30, 2010, the maximum potential amount of future payments for which the Company would be liable is equal to $3,172,000.  These arrangements also provide that the Company will receive the lender’s full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements.  The Company has recorded a liability of $302,000 related to these guarantees at September 30, 2010.

The Company is contingently liable under letters of credit issued by Wachovia totalling approximately $7,504,000 as of September 30, 2010, including a $1,000,000 and a $2,000,000 letter of credit issued on behalf of Astec Australia and Osborn, respectively, two of the Company’s foreign subsidiaries.  The outstanding letters of credit expire at various dates through June 2011.  Additionally, as of September 30, 2010 Osborn is contingently liable for a total of $3,865,000 in outstanding letters of credit.  As of September 30, 2010, the maximum potential amount of future payments under these letters of credit and bonds for which the Company could be liable is approximately $11,369,000.

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

The Company has not recorded a liability with respect to either EPA related matter because no estimates of the amount of any such liabilities can be made at this time.

Note 13.  Shareholders’ Equity
Under terms of the Company’s stock option plans, officers and certain other employees were granted options to purchase the Company’s common stock at no less than 100% of the market price on the date the option was granted.  No additional options can be granted under these plans; however the Company has reserved unissued shares of common stock for the exercise of the 113,827 unexercised and outstanding options as of September 30, 2010 under these employee plans.  All options granted to employees under these plans vested prior to 2007.

In addition, a Non-employee Directors Stock Incentive Plan has been established to allow non-employee directors to have a personal financial stake in the Company through an ownership interest.  Directors may elect to receive their compensation in cash, common stock, deferred stock or stock options.  Options granted to Directors vest and become fully exercisable immediately upon grant.  All stock options have a 10-year term.  The shares reserved under the 1998 Non-Employee Directors Stock Incentive Plan total 145,304 as of September 30, 2010, of which 135,054 shares are available for future grants of stock or deferred stock to directors.  The fair value of stock awards granted to non-employee directors totaled $49,000 for each of the three-month periods ended September 30, 2010 and 2009.  The fair value of stock awards granted to non-employee directors totaled $140,000 and $161,000 for the nine-month periods ended September 30, 2010 and 2009, respectively.

In August 2006, the Compensation Committee of the Board of Directors implemented a five-year plan to award key members of management restricted stock units (“RSU’s”) each year. The details of the plan were formulated under the 2006 Incentive Plan approved by the Company’s shareholders in their annual meeting held in April 2006. The plan allows up to 700,000 shares to be granted to employees.  RSU’s granted each year will be determined based upon the performance of individual subsidiaries and consolidated annual financial performance. Additional RSU’s may be granted in 2011 based upon cumulative five-year performance.  Generally, each award will vest at the end of five years from the date of grant, or at the time a recipient retires after reaching age 65, if earlier.  Compensation expense of $367,000 and $(43,000) has been recorded in the three-month periods ended September 30, 2010 and 2009, respectively, to reflect the fair value of the total shares amortized over the portion of the vesting period occurring during the periods.  Compensation expense of $1,091,000 and $545,000 has been recorded in the nine-month periods ended September 30, 2010 and 2009, respectively, to reflect the fair value of the total shares amortized over the portion of the vesting period occurring during the periods.

Note 14.  Seasonality
Based upon historical results of the past several years, 75% to 80% of the Company's annual revenues typically occur during the first nine months of the year.  During the usual seasonal trend, the first three quarters of the year are the Company's stronger quarters for sales volume, with the fourth quarter normally being the weakest quarter.

Note 15.  Comprehensive Income
The components of total comprehensive income attributable to controlling interest for the three and nine-month periods ended September 30, 2010 and 2009 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$7,396	$3,369	$26,558	$18,540
Change in unrecognized pension and post retirement benefit costs, net of tax	1	(9)	(57)	37
Foreign currency translation adjustments	2,874	2,292	1,838	6,390
Comprehensive income	10,271	5,652	28,339	24,967
Comprehensive income attributable to non-controlling interest	74	28	123	164
Comprehensive income attributable to controlling interest	$10,197	$5,624	$28,216	$24,803

Note 16.  Other Income, net of expenses
Other income, net of expenses for the three and nine-month periods ended September 30, 2010 and 2009 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income	$249	$196	$687	$463
Gain on investments	169	277	242	470
Other	74	82	174	397
Total	$492	$555	$1,103	$1,330

Note 17.  Derivative Financial Instruments
The Company is exposed to certain risks related to its ongoing business operations.  The primary risk managed by using derivative instruments is foreign currency risk.  From time to time the Company’s foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.  The fair value of the derivative financial instrument is recorded on the Company’s balance sheet and is adjusted to fair value at each measurement date based on the contractual forward exchange rate and the forward exchange rate at the measurement date.  The changes in fair value are recognized in the consolidated statements of operations in the current period.  The Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes.  The Company reported derivative liabilities of $775,000 in other accrued liabilities and $45,000 in other long-term liabilities at September 30, 2010.  The Company reported $111,000 of derivative liabilities in other accrued liabilities and $10,000 in other long-term liabilities at December 31, 2009.  The Company recognized, as a component of cost of sales, losses of $978,000 and $156,000 on the change in fair value of derivative financial instruments in the three-month periods ended September 30, 2010 and 2009, respectively.   The Company recognized, as a component of cost of sales, losses of $809,000 and $872,000 on the change in fair value of derivative financial instruments for the nine months ended September 30, 2010 and 2009, respectively.  There were no derivatives that were designated as hedges at September 30, 2010 or December 31, 2009.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words “will,” “would,” “should,” “could,” “may,” “believes,” “anticipates,” “intends,” “forecasts” and “expects” and similar expressions.  Such forward-looking statements include, without limitation, statements regarding the Company's expected sales and results of operations during 2010, the Company's expected capital expenditures in 2010, the expected benefit and impact of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through September 30, 2011, the impact of the enactment of the Hiring Incentives to Restore Employment (HIRE) Act of 2010 or any future state or federal funding for transportation construction programs, the need for road improvements, the impact of other public sector spending and funding mechanisms, changes in the economic environment as it affects the Company, the timing and impact of changes in the economy, the market confidence of customers and dealers, the Company being called upon to fulfill certain contingencies, the expected dates of granting of restricted stock units, changes in interest rates and the impact of such changes on the financial results of the Company, changes in the prices of steel and oil, the ability of the Company to offset future changes in prices in raw materials, the change in the level of the Company's presence and sales in international markets, the seasonality of the Company’s business, the percentage of the Company’s equipment sold directly to end users, the amount or value of unrecognized tax benefits, the Company’s discussion of its critical accounting policies and the ultimate outcome of the Company's current claims and legal proceedings.

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

In August 2005, President Bush signed into law the Safe, Accountable, Flexible and Efficient Transportation Equity Act - A Legacy for Users (“SAFETEA-LU”), which authorized appropriation of $286.5 billion in guaranteed federal funding for road, highway and bridge construction, repair and improvement of the federal highways and other transit projects for federal fiscal years October 1, 2004 through September 30, 2009. The Company believes that federal highway funding such as SAFETEA-LU significantly influences the purchasing decisions of the Company’s customers who are more comfortable making purchasing decisions with such legislation in place. Federal funding provides for approximately 25% of all highway, street, roadway and parking construction in the United States.

SAFETEA-LU funding expired on September 30, 2009 and federal transportation funding operated on short-term appropriations through March 17, 2010. On March 18, 2010, President Obama signed into law the Hiring Incentives to Restore Employment (HIRE) Act. This law extended authorization of the surface transportation programs previously funded under SAFETEA-LU through December 31, 2010 at 2009 levels. In addition, the HIRE Act authorized a one-time transfer of $19.5 billion from the general fund to the highway trust fund related to previously foregone interest payments.  It also shifted the cost of fuel tax exemptions for state and local governments from the highway trust fund to the general fund, which is estimated to generate an anticipated $1.5 billion annually, and allows the highway trust fund to retain interest earned on future unexpended balances.  Although the HIRE Act helped stabilize the federal highway program, the Company believes a new multi-year highway program would have the greatest positive impact on the road construction industry and allow its customers to plan and execute longer term projects.

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

Significant portions of the Company’s revenues relate to the sale of equipment involved in the production, handling and installation of asphalt mix. Asphalt is a by-product of oil production. An increase in the price of oil increases the cost of asphalt, which is likely to decrease demand for asphalt and therefore decrease demand for certain Company products. While increasing oil prices may have a negative financial impact on the Company’s customers, the Company’s equipment can use a significant amount of recycled asphalt pavement, thereby mitigating the final cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt mix. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. The Company’s customers appear to be adapting their prices in response to the fluctuating oil prices, and the fluctuations did not appear to significantly impair equipment purchases in 2009 and the first three quarters of 2010. The Company expects oil prices to continue to fluctuate in 2010 but does not believe the fluctuation will have a significant impact on customers’ buying decisions.

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

Steel is a major component in the Company’s equipment.  Steel prices increased modestly during the first half of 2010 with small variations through the third quarter. We expect pricing to remain stable through the end of 2010.  Seasonal demand increases for steel during the first quarter of 2011 coupled with possible increases in scrap and iron ore prices could put upward pressure on steel pricing. We will continue our practice of mixing spot purchases and long-term contracts to offset potential market fluctuations. In the event of significant steel, commodity and other component increases, the Company would institute price increases; however, the Company may not be able to raise the prices of its products enough to cover increased costs, which would have a negative effect on the Company’s financial results. If the Company expects that steel prices will increase, it will take advantage of buying opportunities to offset such future pricing where possible.

In addition to the factors stated above, many of the Company’s markets are highly competitive, and its products compete worldwide with a number of other manufacturers and dealers that produce and sell similar products.  During the first half of 2009 the dollar was stronger relative to currencies in many of the Company’s foreign markets, negatively impacting the Company’s international sales.  During the latter half of 2009 and during 2010, a weakening dollar, combined with improving economic conditions in certain foreign economies, had a positive impact on the Company’s international sales.  The Company expects the dollar to fluctuate during the remainder of 2010.  Future strengthening of the dollar could have a negative impact on the Company’s international sales.

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

The non-union employees of each subsidiary have the opportunity to earn profit sharing incentives in the aggregate of up to 10% of each subsidiary’s after-tax profit if such subsidiary meets established goals. These goals are based on the subsidiary’s return on capital employed, cash flow on capital employed and safety. The profit sharing incentives for subsidiary presidents are normally paid from a separate corporate pool.

Results of Operations

Net Sales
Net sales increased $11,769,000 or 7.1%, from $166,084,000 for the third quarter of 2009 to $177,853,000 in the third quarter of 2010. Sales are generated primarily from new equipment and related parts purchases made by customers for use in construction for infrastructure funded by both the private and public sectors. The overall increase in sales for the third quarter of 2010 compared to the third quarter of 2009 reflects strengthening international economic conditions.  Domestic sales decreased slightly in the third quarter of 2010 compared to the third quarter of 2009.

Net sales increased $20,326,000 or 3.6%, from $560,231,000 for the first nine months of 2009 to $580,557,000 in the first nine months of 2010. The overall increase in sales for the first nine months of 2010 compared to the first nine months of 2009 reflects strengthening international economic conditions.  Domestic sales decreased slightly during the nine months ended September 30, 2010 compared to the same period in 2009.

Domestic sales for the third quarter of 2010 were $98,602,000 or 55.4% of consolidated net sales compared to $101,241,000 or 61.0% of consolidated net sales for the third quarter of 2009, a decrease of $2,639,000, or 2.6%.  International sales for the third quarter of 2010 were $79,251,000 or 44.6% of consolidated net sales compared to $64,843,000 or 39.0% of consolidated net sales for the third quarter of 2009, an increase of $14,408,000 or 22.2%. Domestic sales were negatively impacted by the lack of action by Congress in renewing the long-term highway bill to replace the previous bill that expired in September 2009.  The overall increase in international sales for the third quarter of 2010 compared to the third quarter of 2009 is due to improved economic conditions in several of the international markets the company serves and the adoption of stimulus packages with significant emphasis on the development of highways and other infrastructure projects.  The increases occurred primarily in the Middle East, Canada, Australia, Africa and Asia.

Domestic sales for the first nine months of 2010 were $357,341,000 or 61.6% of consolidated net sales compared to $362,422,000 or 64.7% of consolidated net sales for the first nine months of 2009, a decrease of $5,081,000 or 1.4%.  International sales for the first nine months of 2010 were $223,216,000 or 38.4% of consolidated net sales compared to $197,809,000 or 35.3% of consolidated net sales for the first nine months of 2009, an increase of $25,407,000 or 12.8%.  Domestic sales were negatively impacted by the lack of action by Congress in renewing the new long-term highway bill to replace the previous bill that expired in September 2009.  The overall increase in international sales for the first nine months of 2010 compared to the first nine months of 2009 is due to improved economic conditions in several of the international markets the company serves and the adoption of stimulus packages with significant emphasis on the development of highways and other infrastructure projects.  The year-to-date increases occurred primarily in Canada, South America, Africa, Central America and Australia.

Parts sales for the third quarter increased 6.6% from $46,146,000 in 2009 to $49,193,000 in 2010.  Parts sales for the third quarter of 2010 as a percentage of consolidated net sales decreased 10 basis points from 27.8% in 2009 to 27.7% in 2010.

Parts sales for the first nine months increased 9.9% from $136,188,000 in 2009 to $149,661,000 in 2010.  Parts sales for the first nine months of 2010 as a percentage of consolidated net sales increased 150 basis points from 24.3% in 2009 to 25.8% in 2010.

Gross Profit
Consolidated gross profit as a percentage of sales increased 270 basis points to 23.6% in the third quarter of 2010 from 20.9% in the third quarter of 2009.  Reasons for the increase in gross margin as a percent of sales include efficiency and cost cutting improvements in our manufacturing facilities implemented during 2009 and 2010, improved plant utilization and increased international sales which typically carry a higher gross margin than domestic sales.

Consolidated gross profit as a percentage of sales increased 160 basis points to 23.2% in the first nine months of 2010 from 21.6% in the first nine months of 2009.  Reasons for the increase in gross margin as a percent of sales include efficiency and cost cutting improvements in our manufacturing facilities implemented during 2009 and 2010, improved plant utilization and increased international sales which typically carry a higher gross margin than domestic sales.

Selling, General, Administrative and Engineering Expenses
Selling, general, administrative and engineering expenses for the third quarter of 2010 were $31,808,000, or 17.9% of net sales, compared to 30,445,000, or 18.3% of net sales, for the third quarter of 2009, an increase of $1,363,000, or 4.5%.  The increase was composed of increases in SERP expense of $496,000 and restricted stock expense of $410,000, both of which primarily resulted from an increase in the Company’s stock price during the third quarter of 2010, along with a decrease in the Company’s stock price during the third quarter of 2009 plus increases in sales salaries and commissions of $596,000 and sales promotions and accommodations of $536,000.  These increased expenses were offset by a decrease in research and development expense of $608,000.

Selling, general, administrative and engineering expenses for the nine months ending September 30, 2010 were $95,351,000, or 16.4% of net sales, compared to $93,478,000, or 16.7% of net sales, for the first nine months of 2009, an increase of $1,873,000, or 2.0%.  The increase was primarily due to an increase in profit sharing expense of $1,091,000 due to improved performance at certain subsidiaries, increases in SERP expense of $692,000 and restricted stock expense of $546,000, both of which primarily resulted from an increase in the Company’s stock price during the nine months ended September 30, 2010 along with a decrease in the Company’s stock price during the same period in 2009, plus increases in sales salaries and commissions of $1,501,000.  These increased expenses were offset by decreases in research and development expense of $990,000 and bad debt expense of $871,000.

Interest Expense
Interest expense in the third quarter of 2010 decreased $36,000, or 54.5%, to $30,000 from $66,000 in the third quarter of 2009.

Interest expense in the first nine months of 2010 decreased $129,000, or 30.9%, to $289,000 from $418,000 in the first nine months of 2009 due to the reduction in borrowings outstanding for the comparable periods.

Other Income, net of expenses
Other income, net of expenses was income of $492,000 for the third quarter of 2010 compared to income of $555,000 in the third quarter of 2009, a decrease in income of $63,000, or 11.4%.  The decrease is primarily attributable to a decrease in investment income of $108,000.

Other income, net of expenses was income of $1,103,000 for the nine months ending September 30, 2010 compared to income of $1,330,000 for nine months ending September 30, 2009, a decrease in income of $227,000, or 17.1%.   The decrease is primarily attributable to a decrease in investment income of $228,000.

Income Tax
Income tax expense for the third quarter of 2010 was $3,198,000, compared to income tax expense of $1,320,000 for the third quarter of 2009. The effective tax rates for the third quarters of 2010 and 2009 were 30.2% and 28.2%, respectively.   The primary reasons for the difference in the third quarter’s effective and statutory tax rates are a mixture of increased state income taxes offset by an increase in estimated research and development tax credits for 2009 and increasing domestic production activity deductions.

Income tax expense for the first nine months of 2010 was $13,655,000, compared to income tax expense of $10,157,000 for the first nine months of 2009. The effective tax rates for the first nine months of 2010 and the first nine months of 2009 were 34.0% and 35.4%, respectively. The reasons for the decrease in the effective tax rate from the first nine months of 2009 to the first nine months of 2010 were an increase in a tax deduction the Company receives for domestic production activity and increased research and development credits.

Net Income
The Company had net income attributable to controlling interest of $7,362,000 for the third quarter of 2010 compared to $3,344,000 in the third quarter of 2009, an increase of $4,018,000, or 120.2%. Earnings per diluted share were $0.32 in the third quarter of 2010 compared to $0.15 in the third quarter of 2009, an increase of $0.17 or 113.3%. Diluted shares outstanding for the quarters ended September 30, 2010 and 2009 were 22,843,300 and 22,735,064, respectively. The increase in shares outstanding is primarily due to the exercise of stock options by employees of the Company.

The Company had net income attributable to controlling interest of $26,464,000 for the nine months ending September 30, 2010 compared to $18,524,000 in the first nine months of 2009, an increase of $7,940,000, or 42.9%. Earnings per diluted share were $1.16 in the first nine months of 2010 compared to $0.82 in the first nine months of 2009, an increase of $0.34 or 41.5%. Diluted shares outstanding for the nine-month periods ended September 30, 2010 and 2009 were 22,814,634 and 22,711,526, respectively. The increase in shares outstanding is primarily due to the exercise of stock options by employees of the Company.

Backlog
The backlog of orders at September 30, 2010 was $145,643,000 compared to $144,282,000 at September 30, 2009, an increase of $1,361,000, or 0.9%. The increase in backlog is due to an increase in domestic backlogs of $8,000,000 or 11.5% offset by a decrease in international backlogs of $6,639,000 or 8.9%.  The increase in backlogs was also due primarily to an increase in the backlog of the Mobile Asphalt Paving Group of $1,795,000 or 41.3% and the Underground Group of $1,343,000 or 45.6%, offset by a decrease in the backlog of the Asphalt Group of $2,294,000 or 3.0%.  The Company is unable to determine whether the changes in backlogs were experienced by the industry as a whole; however, the Company believes the changes in backlogs reflect the current economic conditions the industry is experiencing.

Segment Net Sales-Quarter (in thousands):

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
Asphalt Group	$45,478	$44,556	$922	2.1%
Aggregate and Mining Group	60,263	55,865	4,398	7.9%
Mobile Asphalt Paving Group	36,681	36,814	(133)	(0.4%)
Underground Group	19,220	16,939	2,281	13.5%
Other Group	16,211	11,910	4,301	36.1%

Asphalt Group: Sales in this group were $45,478,000 for the third quarter of 2010 compared to $44,556,000 for the same period in 2009, an increase of $922,000 or 2.1%.  Domestic sales for the Asphalt Group decreased $233,000 or 0.8% in the third quarter of 2010 compared to the same period in 2009.  International sales for the Asphalt Group increased $1,155,000 or 6.8% in the third quarter of 2010 compared to the same period in 2009.  Domestic sales were impacted by Congress’s failure to renew the long-term federal highway funding legislation that expired in September 2009. The highway fund operated under continuation bills at the previously approved funding levels from September 30, 2009 until April 2010 when a new short-term bill funding the 2010 calendar year was passed. In the third quarter international sales increased primarily in the Middle East and Africa while decreasing in Canada and South America.  Parts sales for the Asphalt Group decreased 7.4% in the third quarter of 2010 compared to the same period in 2009.

Aggregate and Mining Group: Sales in this group were $60,263,000 for the third quarter of 2010 compared to $55,865,000 for the same period in 2009, an increase of  $4,398,000 or 7.9%.  Domestic sales for the Aggregate and Mining Group decreased $2,654,000 or 9.3% in the third quarter of 2010 compared to the same period in 2009. International sales for the Aggregate and Mining Group increased $7,052,000 or 25.9% in the third quarter of 2010 compared to the same period in 2009.  The increase in international sales occurred primarily in South America, Canada and Australia.  These increases were offset by decreases in Central America and the Middle East.  Parts sales for this group increased 18.8% in the third quarter of 2010 compared to the same period in 2009.

Mobile Asphalt Paving Group: Sales in this group were $36,681,000 for the third quarter of 2010 compared to $36,814,000 for the same period in 2009, a decrease of $133,000 or 0.4%.  Domestic sales for the Mobile Asphalt Paving Group decreased $2,633,000 or 8.9% in the third quarter of 2010 compared to the same period in 2009.  International sales for the Mobile Asphalt Paving Group increased $2,500,000 or 34.8% in the third quarter of 2010 compared to the same period in 2009, due partially to the adoption of infrastructure stimulus plans by certain foreign countries.  The increase internationally occurred primarily in Canada, Asia and Central America offset by decreased sales in South America.  Parts sales for this group decreased 6.3% in the third quarter of 2010 compared to the same period in 2009.

Underground Group: Sales in this group were $19,220,000 for the third quarter of 2010 compared to $16,939,000 for the same period in 2009, an increase of $2,281,000 or 13.5%.  Domestic sales for the Underground Group increased $1,437,000 or 21.5% in the third quarter of 2010 compared to the same period in 2009 due primarily to increased drill rig and auger boring machine sales.  International sales for the Underground Group increased $844,000 or 8.2% in the third quarter of 2010 compared to the same period in 2009.  The increase in international sales occurred in Canada and Asia.  The increase in international sales is primarily due to the increased drill rig and auger boring machine sales.  Parts sales for the Underground Group increased 8.2% in the third quarter of 2010 compared to the same period in 2009.

Other Group: Sales for the Other Group were $16,211,000 for the third quarter of 2010 compared to $11,910,000 for the same period in 2009, an increase of $4,301,000 or 36.1%.  Domestic sales for the Other Group, which are primarily generated by Peterson Pacific Corp., increased $1,443,000 or 16.8% in the third quarter of 2010 compared to the same period in 2009.  This increase is due primarily to the strength of the domestic economy during the third quarter of 2010 as compared to the third quarter of 2009. International sales for the Other Group increased $2,858,000 or 86.5% in the third quarter of 2010 compared to the same period in 2009.  This increase is primarily attributable to Astec Australia’s sales in Australia and Peterson’s sales in Canada and was offset by a decline in Peterson’s sales in South America. Parts sales for the Other Group increased 13.7% in the third quarter of 2010 compared to the same period in 2009.

Segment Net Sales-Year-to-Date (in thousands):

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
Asphalt Group	$180,901	$197,385	$(16,484)	(8.4%)
Aggregate and Mining Group	186,182	162,893	23,289	14.3%
Mobile Asphalt Paving Group	125,995	105,077	20,918	19.9%
Underground Group	41,783	54,331	(12,548)	(23.1%)
Other Group	45,696	40,545	5,151	12.7%

Asphalt Group: Sales in this group were $180,901,000 for the first nine months of 2010 compared to $197,385,000 for the same period in 2009, a decrease of $16,484,000 or 8.4%.  Domestic sales for the Asphalt Group decreased $24,786,000 or 15.9% in the first nine months of 2010 compared to the same period in 2009.  International sales for the Asphalt Group increased $8,302,000 or 20.2% in the first nine months of 2010 compared to the same period in 2009.  Domestic sales were impacted by Congress’s failure to renew the long-term federal highway funding legislation that expired in September 2009. The highway fund operated under continuation bills at the previously approved funding levels until April 2010 when a new short-term bill funding the 2010 calendar year was passed.  International sales increased primarily in the Middle East, Africa, the West Indies and South America while decreasing in Europe, Canada and Asia.  Parts sales for the Asphalt Group increased 6.9% in the first nine months of 2010 compared to the same period in 2009.

Aggregate and Mining Group: Sales in this group were $186,182,000 for the first nine months of 2010 compared to $162,893,000 for the same period in 2009, an increase of  $23,289,000 or 14.3%.  Domestic sales for the Aggregate and Mining Group increased $7,631,000 or 10.2% in the first nine months of 2010 compared to the same period in 2009. The primary driver of this increase was increased road building activity due to the federal stimulus plan plus increased parts sales.  International sales for the Aggregate and Mining Group increased $15,658,000 or 17.8% in the first nine months of 2010 compared to the same period in 2009.  This increase was primarily due to strengthening in the construction and mining markets globally.  The increase in international sales occurred in Canada, South America, Africa, Central America, Europe and Australia.  These increases were offset by decreases in Asia, China, the West Indies and the Middle East.  Parts sales for the Aggregate and Mining Group increased 21.0% in the first nine months of 2010 compared to the same period in 2009.

Mobile Asphalt Paving Group: Sales in this group were $125,995,000 for the first nine months of 2010 compared to $105,077,000 for the same period in 2009, an increase of $20,918,000 or 19.9%.  Domestic sales for the Mobile Asphalt Paving Group increased $10,511,000 or 12.1% in the first nine months of 2010 compared to the same period in 2009.  The increase in domestic sales is primarily due to the federal stimulus package, which funded highway resurfacing projects.  International sales for the Mobile Asphalt Paving Group increased $10,406,000 or 56.3% in the first nine months of 2010 compared to the same period in 2009, due partially to the adoption of infrastructure stimulus plans by foreign countries.  The increase internationally occurred primarily in Canada, Central America and Europe.  Parts sales for this group increased 1.6% in the first nine months of 2010 compared to the same period in 2009.

Underground Group: Sales in this group were $41,783,000 for the first nine months of 2010 compared to $54,331,000 for the same period in 2009, a decrease of $12,548,000 or 23.1%.  Domestic sales for the Underground Group decreased $3,189,000 or 13.1% in the first nine months of 2010 compared to the same period in 2009.  The primary reason for this decline is the continuing weak domestic residential and commercial construction markets. International sales for the Underground Group decreased $9,358,000 or 31.3% in the first nine months of 2010 compared to the same period in 2009.  The decrease in international sales occurred primarily in the Middle East, Africa and Canada.  The decrease in international sales is primarily due to weakness in gas drilling, pipeline and utility construction in those certain foreign markets.  Parts sales for the Underground Group decreased 3.0% in the first nine months of 2010 compared to the same period in 2009.

Other Group: Sales for the Other Group were $45,696,000 for the first nine months of 2010 compared to $40,545,000 for the same period in 2009, an increase of $5,151,000 or 12.7%.  Domestic sales for the Other Group, which are primarily generated by Peterson Pacific Corp., increased $4,752,000 or 23.2% in the first nine months of 2010 compared to the same period in 2009. The increase in domestic sales by Peterson in the first nine months of 2010 compared to the same period in 2009 is due to a slight rebound in the number of machines sold from the abnormally low 2009 volume which was impacted by the recession.  International sales for the Other Group increased $398,000 or 2.0% in the first nine months of 2010 compared to the same period in 2009.  This increase is primarily attributable to Astec Australia’s sales in Australia and Peterson’s sales in Canada offset by a decline in Peterson’s sales in Europe.  Parts sales for the Other Group increased 8.1% in the first nine months of 2010 compared to the same period in 2009.

Segment Profit (Loss)-Quarter (in thousands):

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
Asphalt Group	$4,041	$4,045	$(4)	(0.1%)
Aggregate and Mining Group	4,437	2,811	1,626	57.8%
Mobile Asphalt Paving Group	5,188	4,281	907	21.2%
Underground Group	(1,569)	(3,007)	1,438	47.8%
Other Group	(4,480)	(4,505)	25	0.6%

Asphalt Group: Segment profit for this group was $4,041,000 for the third quarter of 2010 compared to $4,045,000 for the same period in 2009, a decrease of $4,000 or 0.1%.

Aggregate and Mining Group: Segment profit for this group was $4,437,000 for the third quarter of 2010 compared to $2,811,000 for the same period in 2009, an increase of $1,626,000 or 57.8%.  This group’s profits were positively impacted by a 7.9% increase in sales and a 250 basis point increase in gross margin aided by an 18.8% increase in parts sales for the quarter and improved plant utilization.

Mobile Asphalt Paving Group: Segment profit for this group was $5,188,000 for the third quarter of 2010 compared to $4,281,000 in 2009, an increase of $907,000 or 21.2%. The primary reason for the increase in profit was an increase in gross margin of 350 basis points during the third quarter of 2010 compared to the third quarter of 2009.

Underground Group: This group had a segment loss of $1,569,000 in the third quarter of 2010 compared to a loss of $3,007,000 in the third quarter of 2009 for an improvement of $1,438,000 or 47.8%.  The primary drivers of this improvement were an increase of 13.5% in sales and gross margin improvement of 580 basis points due primarily to continuing cost containment efforts and improved efficiencies associated with the higher sales volumes.

Other Group: The Other Group had a segment loss of $4,480,000 in the third quarter of 2010 compared to a loss of $4,505,000 in the third quarter of 2009 for an improvement of $25,000 or 0.6%.  This group’s profits were positively impacted by a 36.1% increase in sales and a 960 basis point improvement in gross margin for the two manufacturing companies included in the group. These improvements were offset by increased income taxes of $1,543,000 due to increased consolidated pretax profits and an increase in selling, general, administrative and engineering expenses of $483,000 for the third quarter of 2010 compared to the same period in 2009.

Segment Profit (Loss)-Year-to-Date (in thousands):

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
Asphalt Group	$24,410	$27,325	$(2,915)	(10.7%)
Aggregate and Mining Group	12,232	8,532	3,700	43.4%
Mobile Asphalt Paving Group	16,662	10,632	6,030	56.7%
Underground Group	(7,012)	(9,589)	2,577	26.9%
Other Group	(18,058)	(18,320)	262	1.4%

Asphalt Group: Segment profit for this group was $24,410,000 for the first nine months of 2010 compared to $27,325,000 for the same period in 2009, a decrease of $2,915,000 or 10.7%.  The reduction in profits between periods directly resulted from the related 8.4% reduction in sales during the period and a 20 basis point reduction in gross margin.

Aggregate and Mining Group: Segment profit for this group was $12,232,000 for the first nine months of 2010 compared to $8,532,000 for the same period in 2009, an increase of $3,700,000 or 43.4%.  The increase resulted from a 14.3% increase in sales, including a 21.0% increase in parts sales, and an improvement in plant utilization that contributed to a 60 basis point increase in gross margin.

Mobile Asphalt Paving Group: Segment profit for this group was $16,662,000 for the first nine months of 2010 compared to $10,632,000 in 2009, an increase of $6,030,000 or 56.7%. The primary reasons for the increase in profit were an increase in sales of 19.9% during the first nine months of 2010 compared to the first nine months of 2009, as well as an improvement in plant utilization that contributed to a 300 basis point increase in gross margin.

Underground Group: This group had a segment loss of $7,012,000 in the first nine months of 2010 compared to a loss of $9,589,000 in the first nine months of 2009, an improvement of $2,577,000 or 26.9%.  The primary driver in the improvement between periods was a reduction in selling, general, administrative and engineering expenses of $3,428,000 offset by the impact of a 23.1% reduction in sales including a 3.0% reduction in parts sales.

Other Group: The Other Group had a segment loss of $18,058,000 in the first nine months of 2010 compared to a loss of $18,320,000 in the first nine months of 2009 for an improvement of $262,000 or 1.4%.  This group’s profits were positively impacted by a 12.7% increase in sales and a 560 basis point improvement in gross margin for the two manufacturing companies included in the group. These improvements were offset by increased income taxes of $1,792,000 due to increased consolidated pretax profits and an increase in selling, general, administrative and engineering expenses of $1,355,000 for the first nine months of 2010 compared to the same period in 2009.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources are its cash on hand, investments, borrowing capacity under a $100 million revolving credit facility and cash flows from operations. The Company had $81,366,000 of cash available for operating purposes at September 30, 2010. In addition, the Company had no borrowings outstanding under its credit facility with Wachovia Bank, National Association (“Wachovia”) at September 30, 2010 as discussed further below. Net of letters of credit of $7,504,000, the Company had borrowing availability of $92,496,000 under the credit facility as of September 30, 2010.

During April 2007, the Company entered into an unsecured credit agreement with Wachovia whereby Wachovia has extended to the Company an unsecured line of credit of up to $100,000,000 including a sub-limit for letters of credit of up to $15,000,000.  The Wachovia credit facility had an original term of three years with two one-year extensions available. Early in 2010, the Company exercised the final extension bringing the new loan maturity date to May 2012. The interest rate for borrowings is a function of the Adjusted LIBOR Rate or Adjusted LIBOR Market Index Rate, as defined, as elected by the Company, plus a margin based upon a leverage ratio pricing grid ranging between 0.5% and 1.5%. As of September 30, 2010, the applicable margin based upon the leverage ratio pricing grid was equal to 0.5%. The unused facility fee is 0.125%. The Wachovia credit facility requires no principal amortization and interest only payments are due, in the case of loans bearing interest at the Adjusted LIBOR Market Index Rate, monthly in arrears and, in the case of loans bearing interest at the Adjusted LIBOR Rate, at the end of the applicable interest period. The Wachovia credit agreement contains certain financial covenants, including a minimum fixed charge coverage ratio, minimum tangible net worth and maximum allowed capital expenditures. The Company was in compliance with the covenants under its credit facility as of September 30, 2010.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd. (“Osborn”), has available a credit facility of approximately $8,580,000 (ZAR 60,000,000) to finance short-term working capital needs, as well as to cover  letter of credit performance, advance payment and retention guarantees. As of September 30, 2010, Osborn had no outstanding borrowings under the credit facility, but approximately $3,865,000 in performance, advance payment and retention bonds were issued under the facility.  The facility is secured by Osborn's buildings and improvements, accounts receivable, cash balances and a $2,000,000 letter of credit issued by the parent Company.  As of September 30, 2010, Osborn had available credit under the facility of approximately $4,715,000.  The facility has an ongoing, indefinite term subject to annual reviews by the bank.  The agreement has an unused facility fee of 0.793%.

The Company’s Australian subsidiary, Astec Australia Pty Ltd (“Astec Australia”) has an available credit facility to finance short-term working capital needs of approximately $773,000 (AUD 800,000), to finance foreign exchange dealer limit orders of approximately $1,450,000 (AUD 1,500,000) and to provide bank guarantees to others of $193,000 (AUD 200,000).  The facility is secured by a $1,000,000 letter of credit issued by the parent Company.  No amounts were outstanding under the credit facility at September 30, 2010.

Cash Flows from Operating Activities (in thousands):
	Nine Months Ended
	September 30, 2010	September 30, 2009	Increase/ (Decrease)
Net income	$26,558	$18,540	$8,018
Non-cash items in net income, net	28,963	25,081	3,882
Changes in working capital:
(Increase) decrease in receivables	(20,365)	9,346	(29,711)
(Increase) decrease in inventories	457	18,547	(18,090)
(Increase) decrease in prepaid expenses	10,191	3,565	6,626
Increase (decrease) in accounts payable	2,994	(14,609)	17,603
Increase (decrease) in customer deposits	2,082	(11,220)	13,302
Increase (decrease) in taxes payable	3,299	369	2,930
Increase (decrease) in other accrued liabilities	1,733	(2,251)	3,984
Other, net	(9,904)	(8,716)	(1,188)
Net cash provided by operating activities	$46,008	$38,652	$7,356

For the first nine months of 2010, net cash provided by operating activities increased $7,356,000 compared to the same period in 2009.  The primary reasons for the increase in operating cash flows are an increase in cash provided by net income of $8,018,000, accounts payable of $17,603,000 and prepaid expenses of $6,626,000 plus an improvement in customer deposits of $13,302,000.  These positive cash changes were offset by an increase in cash used by receivables of $29,711,000 and inventory of $18,090,000.  These changes in operating cash flows reflect increased sales and production activity during the first nine months of 2010 compared to the first nine months of 2009.

Cash Flows from Investing Activities (in thousands):
	Nine Months Ended
	September 30, 2010	September 30, 2009	Increase/ (Decrease)
Expenditures for property and equipment	$(7,625)	$(12,392)	$4,767
Other, net	156	188	(32)
Net cash used by investing activities	$(7,469)	$(12,204)	$4,735

Net cash used by investing activities in the first nine months of 2010 decreased $4,735,000 compared to the same period in 2009 primarily due to reductions in cash used for capital expenditures of $4,767,000.

Capital expenditures for 2010 are forecasted to total $15,291,000. The Company expects to finance these expenditures using currently available cash balances, internally generated funds and available credit under the Company’s credit facility. Capital expenditures are generally for machinery, equipment and facilities used by the Company in the production of its various products.

Cash Flows from Financing Activities (in thousands):
	Nine Months Ended
	September 30, 2010	September 30, 2009	Increase/ (Decrease)
Net repayments under revolving line of credit	$-	$(3,427)	$3,427
Other, net	1,408	53	1,355
Net cash provided (used) by financing activities	$1,408	$(3,374)	$4,782

Cash provided by financing activities increased $4,782,000 in the first nine months of 2010 compared to the same period in 2009.  During the first nine months of 2009, the Company repaid $3,427,000 of previous borrowings against its revolving line of credit.  The Company had no similar borrowings during the first nine months of 2010.

The Company believes that its current working capital, cash flows generated from future operations and available capacity under its credit facilities will be sufficient to meet the Company’s working capital and capital expenditure requirements through September 30, 2011.

Financial Condition

The Company’s current assets increased to $428,221,000 at September 30, 2010 from $384,365,000 at December 31, 2009, an increase of $43,856,000, or 11.4%.  The increase is primarily attributable to an increase in cash and cash equivalents of $40,937,000 combined with an increase in trade receivables of $20,207,000. The increase in trade receivables is due primarily to extended terms given to select customers in the third quarter of 2010 which increase the days outstanding from 35 days at December 31, 2009 to 46 days at September 30, 2010.  These increases were offset by decreases in prepaid expenses and other of $10,536,000 and inventory of $6,411,000.   Prepaid expenses and other decreased due to decreases in prepaid income taxes and prepaid insurance. The reduction in inventory is due to increased sales in the current year and the Company’s efforts to improve inventory turns.

The Company’s current liabilities increased to $119,001,000 at September 30, 2010 from $106,307,000 at December 31, 2009, an increase of $12,694,000, or 11.9%.  The increase is primarily attributable to increases in accounts payable of $2,994,000, accrued payroll and related liabilities of $2,335,000, customer deposits of $2,082,000 and other accrued liabilities of $4,739,000.

Market Risk and Risk Management Policies
We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2009.

Off-balance Sheet Arrangements
As of September 30, 2010, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Seasonality
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the three and nine-month periods ended September 30, 2010 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.  Based upon historical results of the past several years, 75% to 80% of the Company's annual revenues typically occur during the first nine months of the year.  During the usual seasonal trend, the first three quarters of the year are the Company's stronger quarters for sales volume, with the fourth quarter normally being the weakest quarter.

Contractual Obligations
During the three months ended September 30, 2010, there were no substantial changes in our commitments or contractual liabilities.

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

Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the quarter ended September 30, 2010, we began utilizing a new Enterprise Resource Planning system at one of our manufacturing subsidiaries, which we believe has strengthened our internal controls at the subsidiary.  We will continue to evaluate the effects the new system has on our internal controls and make adjustments as necessary.

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

32	*
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities
  Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
  Act of 2002.

101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase
101.LAB	**	XBRL Taxonomy Extension Label Linkbase
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase

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

ASTEC INDUSTRIES, INC. (Registrant)

Date: November 9, 2010	/s/ J. Don Brock
J. Don Brock Chairman of the Board and President (Principal Executive Officer)

Date: November 9, 2010	/s/ F. McKamy Hall
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