Form 10-K
period 2010-12-31
ASTEC INDUSTRIES INC
filed 2011-03-01
CIK 792987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

As of June 30, 2010, the aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant was approximately $550,886,000 based upon the closing sales price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of February 17, 2011, Common Stock, par value $0.20 - 22,648,522 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the Parts of this Annual Report on Form 10-K indicated:

Document	Form 10-K
Proxy Statement relating to Annual Meeting of Shareholders to be held on April 28, 2011	Part III

ASTEC INDUSTRIES, INC.
2010 FORM 10-K ANNUAL REPORT

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
• taxes or usage fees;
• renewal of the federal highway bill which expired September 30, 2009;
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
• critical account policies;
• ability to satisfy contingencies;
• contributions to retirement plans;
• supply of raw materials; and
• inventory.

These forward-looking statements are based largely on management's expectations which are subject to a number of known and unknown risks, uncertainties and other factors discussed in this report and in other documents filed by us with the Securities and Exchange Commission, which may cause actual results, financial or otherwise, to be materially different from those anticipated, expressed or implied by the forward-looking statements.  All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements to reflect future events or circumstances.  You can identify these statements by forward-looking words such as "expect", "believe", “anticipate”, "goal", "plan", "intend", "estimate", "may", "will", “should” and similar expressions.

In addition to the risks and uncertainties identified elsewhere herein and in other documents filed by us with the Securities and Exchange Commission, the risk factors described in this document under the caption "Risk Factors" should be carefully considered when evaluating our business and future prospects.

PART I

Item 1.  Business

General

Astec Industries, Inc. (the "Company") is a Tennessee corporation which was incorporated in 1972.  The Company designs, engineers, manufactures and markets equipment and components used primarily in road building, utility and related construction activities as well as other products discussed below.  The Company's products are used in each phase of road building, from quarrying and crushing the aggregate to application of the road surface. The Company also manufactures certain equipment and components unrelated to road construction, including trenching, auger boring, directional drilling, gas and oil drilling rigs, industrial heat transfer equipment, whole-tree pulpwood chippers, horizontal grinders and blower trucks.  The Company also manufactures a line of multiple use plants for cement treated base, roller compacted concrete and ready-mix concrete.  The Company is developing and marketing pelletizing equipment used to compress wood and other products into dense pellets for the renewable energy market among other applications.  The Company's subsidiaries hold 97 United States patents and 33 foreign patents with 61 patent applications pending and have been responsible for many technological and engineering innovations in the industry.  The Company's products are marketed both domestically and internationally.  In addition to equipment sales, the Company manufactures and sells replacement parts for equipment in each of its product lines and replacement parts for some competitors' equipment.  The distribution and sale of replacement parts is an integral part of the Company's business.

The Company's fourteen manufacturing subsidiaries are: (i) Breaker Technology Ltd/Inc., which designs, engineers, manufactures and markets rock breaking and processing equipment and utility vehicles for mining and pelletizing equipment; (ii) Johnson Crushers International, Inc., which designs, engineers, manufactures and markets portable and stationary aggregate and ore processing equipment; (iii) Kolberg-Pioneer, Inc., which designs, engineers, manufactures and markets aggregate processing equipment for the crushed stone, manufactured sand, recycle, top soil and remediation markets; (iv) Osborn Engineered Products SA (Pty) Ltd, which designs, engineers, manufactures and markets a complete line of bulk material handling and minerals processing plant and equipment used in the aggregate, mineral mining, metallic mining and recycling industries; (v) Astec Mobile Screens, Inc. which designs, engineers, manufactures and markets mobile screening plants, portable and stationary structures and vibrating screens for the aggregate, recycle and material processing industries; (vi) Telsmith, Inc., which designs, engineers, manufactures and markets aggregate processing and mining equipment for the production and classification of sand, gravel, crushed stone and minerals used in road construction and other applications; (vii) Astec, Inc., which designs, engineers, manufactures and markets hot-mix asphalt plants, concrete mixing plants and related components of each; (viii) CEI Enterprises, Inc., which designs, engineers, manufactures and markets thermal fluid heaters, storage tanks, hot-mix asphalt plants, rubberized asphalt and polymer blending systems; (ix) Heatec, Inc., which designs, engineers, manufactures and markets thermal fluid heaters, process heaters, waste heat recovery equipment, liquid storage systems and polymer and rubber blending systems; (x) American Augers, Inc., which designs, engineers, manufactures and markets large horizontal, directional drills, oil and gas drilling rigs, auger boring machines and the down-hole tooling to support these units; (xi) Astec Underground, Inc., formerly Trencor, Inc., which designs, engineers, manufactures, and markets heavy-duty Trencor trenchers, and a comprehensive line of Astec utility trenchers, vibratory plows, and compact horizontal directional drills and vertical drills for the geo thermal/water well applications; (xii) Carlson Paving Products, Inc., which designs, engineers, manufactures and markets asphalt paver screeds, a commercial paver and a windrow pickup machine; (xiii) Roadtec, Inc., which designs, engineers, manufactures and markets asphalt pavers, material transfer vehicles, milling machines and a line of asphalt reclaiming and soil stabilizing machinery; and (xiv) Peterson Pacific Corp., which designs, engineers, manufactures and markets whole-tree pulpwood chippers, horizontal grinders and blower trucks.  The Company also has a subsidiary in Australia, Astec Australia Pty Ltd, that markets and installs equipment, services and provides parts in the region for many of the products produced by the Company’s manufacturing companies.

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

Segment Reporting

The Company's business units have their own decentralized management teams and offer different products and services.  The business units have been aggregated into four reportable business segments based upon the nature of the product or services produced, the type of customer for the products, the similarity of economic characteristics, the manner in which management reviews results and the nature of the production process among other considerations.  The reportable business segments are (i) Asphalt Group, (ii) Aggregate and Mining Group, (iii) Mobile Asphalt Paving Group and (iv) Underground Group.  All remaining companies, including the Company, Astec Insurance Company, Peterson Pacific Corp. and Astec Australia Pty Ltd, as well as U.S. federal income tax expenses for all business segments, are included in the "Other Business Units" category for reporting.

Financial information in connection with the Company's financial reporting for segments of a business and for geographic areas under FASB Accounting Standards Codification (ASC) 280 is included in Note 17, Operations by Industry Segment and Geographic Area, to "Notes to Consolidated Financial Statements” presented in Appendix A of this report.

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

Astec’s concrete production equipment is designed to be easy to operate and maintain.  Materials are managed with continuous blending using belt scales and variable frequency conveyor drives.  Shaft-driven mixers with high-torque folding action deliver a uniform concrete mix.  Astec’s tower plants are designed in modular configurations for either dry or wet arrangements.  Modular components such as aggregate bins, screen decks, discharge chutes and mixer decks are all universally matched and provide an exciting new alternative in vertical stationary concrete plants.

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

CEI designs, engineers, manufactures and markets thermal fluid heaters, storage tanks, hot-mix asphalt plants, rubberized asphalt and polymer blending systems under the CEI® trademark.  CEI designs and builds heaters with outputs up to 10,000,000 BTU’s per hour and portable, vertical, and stationary storage tanks up to 40,000 gallons in capacity.  CEI’s hot-mix plants are built for domestic and international use and employ parallel and counter flow designs with capacities up to 180 tons per hour.  CEI is a leading supplier of crumb rubber blending plants in the U.S.

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

Heatec and CEI equipment is marketed through both direct sales and dealer sales.  Manufacturers' representatives sell heating products for applications in several industries other than the asphalt industry.

In total, the products of the Asphalt Group segment are marketed by approximately 49 direct sales employees, 19 domestic independent distributors and 36 international independent distributors.

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

Competition

This industry segment faces strong competition in price, service and product performance and competes with both large publicly-held companies with resources significantly greater than those of the Company and with various smaller manufacturers. Domestic hot-mix asphalt plant competitors include Terex Corporation, Gencor Industries, Inc., ADM and Almix.  In the international market the hot-mix asphalt plant competitors include Ammann, Parker, Cifali, Speco and local manufacturers.  The market for the Company's heat transfer equipment is diverse because of the multiple applications for such equipment.  Competitors for the construction product line of heating equipment include, among others, Gencor Industries, Inc., American Heating, Pearson Heating Systems, Reliable Asphalt Products and Meeker. Competitors for the industrial product line of heating equipment include Sigma Thermal, Fulton Thermal Corporation and Vapor Power International, among others.

Employees

At December 31, 2010, the Asphalt Group segment employed 1,028 individuals, of which 737 were engaged in manufacturing, 128 in engineering and 163 in selling, general and administrative functions.

Backlog

The backlog for the Asphalt Group at December 31, 2010 and 2009 was approximately $108,792,000 and $75,591,000, respectively. Management expects all current backlogs to be filled in 2011.

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

Recent additions to the Telsmith product line include the 44SBS Cone Skid mounted crushing plant. This plant allows the entire crushing plant to be loaded in a shipping container for transportation. The HydraJaw Series of hydraulic clearing jaw crushers was expanded to include the HydraJaw 2238 and HydraJaw H3244 sizes. These jaws incorporate advanced hydraulic systems with PLC controls to enhance the operator’s ability to safely operate and maintain the equipment with lower operating costs.

Telsmith maintains an ISO 9001:2008 certification, an internationally recognized standard of quality assurance. In addition, Telsmith has achieved CE designation (a standard for quality assurance and safety) on its jaw crusher, cone crusher and vibrating screen products marketed into European Union countries.

KPI designs, engineers, manufactures and supports a complete line of aggregate processing equipment for the sand and gravel, mining, quarrying, concrete and asphalt recycling markets under the KPI-JCI product brand name. This equipment, along with the full line of portable and stationary aggregate and ore processing products from JCI and the related screen products from AMS, are all jointly marketed through an extensive network of KPI-JCI and AMS dealers.

KPI products include a complete line of primary, secondary, tertiary and quaternary crushers, including jaw, horizontal shaft impactor, vertical shaft impactor, and roll crushers.  KPI rock crushers are used by mining, quarrying and sand and gravel producers to crush oversized aggregate to salable size, in addition to their use for recycled concrete and asphalt. Equipment furnished by KPI can be purchased as individual components, as portable plants for flexibility or as completely engineered systems for both portable and stationary applications. Included in the portable area is the highly-portable Fast Pack® System, featuring quick setup and teardown, thereby maximizing production time and minimizing downtime. Also included in the portable line is the fully self-contained and self-propelled Fast Trax® track-mounted jaw and horizontal shaft crushers in six different models, which are ideal for either recycle or hard rock applications, allowing the producer to move the equipment to the material.

KPI sand classifying and washing equipment is relied upon to clean, separate and re-blend deposits to meet the size specifications for critical applications. KPI products include fine and coarse material washers, log washers, blade mills and sand classifying tanks. Screening plants are available in both stationary and highly portable models, and are complemented by a full line of radial stacking and overland belt conveyors.

KPI conveying equipment is designed to move or store aggregate and other bulk materials in radial cone-shaped or windrow stockpiles. The SuperStacker telescoping conveyor and its Wizard Touch® automated controls are designed to add efficiency and accuracy to whatever the stockpile specifications require.

Recent additions to the KPI product line include the Global Track series, which is designed to offer industry-leading crushing and screening power in portable, compatible and easy-to-use configurations for the global market.

Founded in 1995, JCI is one of the youngest subsidiaries in the Astec family.  JCI designs, engineers, manufactures and distributes portable and stationary aggregate and ore processing equipment. This equipment is used in the aggregate, mining and recycle industries. JCI's principal products are cone crushers, three-shaft horizontal screens, portable plants, track-mounted plants and replacement parts for competitive equipment. JCI offers completely re-manufactured cone crushers and screens from its service repair facility.

JCI cone crushers are used primarily in secondary and tertiary crushing applications, and come in both remotely adjusted and manual models. Horizontal screens are low-profile machines for use primarily in portable applications. They are used to separate aggregate materials by sizes. The Combo screen features an inclined feed section with flat discharge section and utilizes the oval stroke impulse mechanism, and offers increased capacity particularly in scalping applications where removal of fines is desired.

Portable plants combine various configurations of cone crushers, horizontal screens, Combo screens, and conveyors mounted on tow-away chassis. Because transportation costs are high, producers use portable equipment to operate nearer to their job sites. Portable plants allow the aggregate producers to quickly and efficiently move their equipment from one location to another. JCI, in conjunction with KPI and AMS, market a portable rock crushing plant appropriately named the Fast Pack®. This complete portable plant is self-erecting with production capability in excess of 500 tons per hour and can be reassembled and ready for production in under four hours, making it one of the industry's most mobile and cost-effective high-capacity crushing systems. The Fast Pack® design reduces operating costs as much as 30%, compared to traditional plant designs, and the user-friendly controls provide a safer work environment for the user.  An electric FastPack® system was recently launched featuring a smaller, more portable cone crusher.  This smaller electric version of the original highly portable FastPack® system offers most of the economic benefits of a diesel system to a larger target audience.

JCI offers several models of Fast Trax® track-mounted cone crushers and screens.  These units are self-contained and easily transported making them well-suited for many rent-to-sell and rent-to-rent opportunities.  In 2010, JCI participated along with KPI and AMS in the launch of the Global Track series, an entirely new product family of track-mounted equipment that has been designed and priced to compete in both domestic and international markets.  The product series includes both new track cone plants as well as track screening equipment.  JCI also launched the new MILO cone crusher PLC controller to meet increasing demand for PLC cone crusher controls.  In addition, JCI developed In & Out (I/O) portable cone plants that allow cone crushers to be easily matched with existing screening equipment in the field.  In the vibratory screening area, JCI began developing the Cascade family of incline vibrating screens to complement its current line of screening products and broaden its participation in the market.

AMS designs, engineers, manufactures and markets mobile screening plants, portable and stationary screen structures and vibrating screens designed for the recycle, crushed stone, sand and gravel, industrial and general construction industries. These screening plants include the AMS Vari-Vibe and Duo-Vibe high frequency screens and the new multi-frequency screen. The AMS high frequency screens are used for chip sizing, sand removal and sizing recycled asphalt where conventional screens are not ideally suited.

AMS recently expanded the mobile screening plant product line with the introduction of the GT145A and the FT3620 Fold n Go with Feed Bin.  Both are available as a double or triple deck screening plant for processing sand and gravel, crushed aggregate and recycled materials and are designed to complement plants manufactured by KPI and JCI.  AMS has maintained a strong market presence in the reclaimed asphalt pavement business due in large part to the ProSizer® 2612V and looks to increase its market presence with the introduction of a larger ProSizer® 4200. The new unit will feature a larger horizontal shaft impactor from KPI that will process not only reclaimed asphalt pavement but also concrete and virgin aggregate, allowing the ProSizer® line to expand into new markets. AMS also continued its development of high frequency screen boxes with the focus on increased production and performance in fine screening applications.  These products are primarily marketed to the crushed stone, recycle, sand and gravel and general construction industries, but they may also have uses in the industrial sand markets.

BTI has acquired ISO:9001:2008 certification, an internationally recognized standard of quality assurance.  BTI designs, engineers, manufactures and markets hydraulic rock breaker systems for the aggregate, mining and recycling industries. BTI also designs, engineers and manufactures a complete line of four-wheel drive articulated utility vehicles for underground mines and quarries. Complementing its DS Series of scaling vehicles is an effective and innovative vibratory pick scaling attachment.

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

BTI acquired pelletizing technology from Industrial Mechanical & Integration in 2009.  A separate division has been formed within BTI which will manufacture and market pelletizers to a large diversified market.  The pelletizer product also opens the door for developing multi-million dollar complete densification plants.

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

Marketing

Aggregate processing and mining equipment is marketed by approximately 86 direct sales employees, 133 domestic independent distributors and 124 international independent distributors.  The principal purchasers of aggregate processing equipment include highway and heavy equipment contractors, open mine operators, quarry operators and foreign and domestic governmental agencies.

Raw Materials

Raw materials used in the manufacture of products include carbon steel and various types of alloy steel, which are normally purchased from distributors.  Raw materials for manufacturing are normally readily available.  BTI purchases hydraulic breakers under a purchasing arrangement with a Korean supplier.  The Korean supplier has sufficient capacity to meet the Company's anticipated demand; however, alternative suppliers exist for these components should any supply disruptions occur.

Competition

The Aggregate and Mining Group faces strong competition in price, service and product performance both domestically and internationallyin the Aggregate and Mining equipment segments from competitors including Metso, Sandvik, FL Smidth, Terex Corporation, Rammer, Normet, and  Atlas-Copco. In North America, the Aggregate and Mining Group faces strong competition from specialized equipment providers, including Deister; Eagle Crushers, Eagle Iron Works, McLanahan, Superior Industries, McCloskey, and Allied Construction Products.

Employees

At December 31, 2010, the Aggregate and Mining Group segment employed 1,276 individuals, of which 881 were engaged in manufacturing, 112 in engineering and engineering support functions, and 283 in selling, general and administrative functions.

Telsmith has a labor agreement covering approximately 144 manufacturing employees which expires on September 17, 2013.  None of Telsmith's other employees are covered by a collective bargaining agreement. Approximately 115 of Osborn's manufacturing employees are members of three national labor unions with agreements that expire on June 30, 2011.

Backlog

At December 31, 2010 and 2009, the backlog for the Aggregate and Mining Group was approximately $81,958,000 and $47,793,000, respectively.  Management expects all current backlogs to be filled in 2011.

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

Roadtec produces two soil stabilizers at configurations of 540HP and 700HP.  These machines double as asphalt reclaiming machines for road rehabilitations in addition to their primary roll of soil stabilizing sub-grades with additives to provide an improved base on which to pave.  A third smaller machine, model SX-4,  is currently being engineered to address the less than 500HP market as several international markets require a machine with a haul width of less than 2.5 meters.

Carlson's patented screeds are part of the asphalt paving machine that lays asphalt on the roadbed at a desired thickness and width, while smoothing and compacting the surface.  Carlson screeds can be configured to fit many types of asphalt paving machines.  A Carlson screed uses a hydraulic powered generator to electrify elements that heat a screed plate so that asphalt will not stick to it while paving.  The generator is also available to power tools or lights for night paving.  Carlson offers options which allow extended paving widths and the addition of a curb on the road edge.  Carlson’s CP 90 commercial class 8 ft. paver fills the void between competitors commercial pavers, which tend to be lighter and less robust machines, and Roadtec’s highway class paver line.

Marketing

The Mobile Asphalt Paving Group equipment is marketed both domestically and internationally to highway and heavy equipment contractors, utility contractors and foreign and domestic governmental agencies. Mobile construction equipment and factory authorized machine rebuild services are marketed both directly and through dealers.  This segment employs 33 direct sales staff, 43 domestic independent distributors and 29 international independent distributors.

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

Employees

At December 31, 2010, the Mobile Asphalt Paving Group segment employed 478 individuals, of which 321 were engaged in manufacturing, 37 in engineering and engineering support functions, and 120 in selling, general and administrative functions.

Backlog

The backlog for the Mobile Asphalt Paving Group segment at December 31, 2010 and 2009 was approximately $15,109,000 and $3,609,000, respectively. Management expects all current backlogs to be filled in 2011. This segment typically operates with a smaller backlog in relation to sales than the Company’s other segments as many customers expect immediate delivery due to the types of products being sold and the lead times typically available on competitors’ equipment sold through dealers.

Underground Group

The Underground Group consists of two manufacturing companies, Astec Underground, Inc. ("Astec Underground"), previously named Trencor, Inc., and American Augers, Inc. ("American Augers").  These two business units design, engineer and manufacture a complete line of underground construction equipment and related accessories.  Astec Underground produces heavy-duty Trencor trenchers and the Astec line of utility trenchers, vibratory plows, compact horizontal directional drills and vertical drills for geothermal/water well applications.  American Augers manufactures maxi drills and auger boring machines, and the down-hole tooling to support these units for the underground construction market.  American Augers also manufacturers large vertical drills for the oil and natural gas industry.

Products

Astec Underground produces 8 heavy duty trencher models, 2 vertical drills, 14 utility trencher models and 5 compact horizontal directional drills.  In addition to these product models, Astec Underground also produces numerous attachments and tools for the equipment.  American Augers manufactures 23 models of trenchless equipment.  In addition to these product models, each factory produces numerous attachments and tools for the equipment.

Astec branded products include trenchers and vibratory plows from 13 to 250 horsepower, and horizontal directional drill (HDD) models with pullback ratings from 6,000 to 100,000 pounds.  These are sold and serviced through a network of 56 dealers that operate 100 locations worldwide.

Trencor® heavy-duty trenchers are among the most powerful in the world.  They have the ability to cut a trench thirty-five feet deep and eight feet wide through solid rock in a single pass.  Utilizing a unique mechanical power train, Trencor machines are used to trench pipelines, lay fiber optic cable, cut irrigation ditches, and insert highway drainage materials, among other uses.  Astec Underground also makes foundation trenchers that are used in areas where drilling and blasting are prohibited.  Astec Underground manufactures a side-cutting rock saw, which permits trenching alongside vertical objects like fences, guardrails, and rock walls in mountainous terrain. The rock saw is used for laying water and gas lines, fiber optic cable, and constructing highway drainage systems, among other uses.

Four Road Miner® models are available with an attachment that allows them to cut a path up to thirteen and a half feet wide and five feet deep on a single pass.  The Road Miner® has applications in the road construction industry and in mining and aggregate processing operations.

Astec Underground’s Surface Miner is a maneuverable 1,650-horsepower miner that can cut through rock ten feet wide and up to twenty-six inches deep in a single pass.  When equipped with a GPS unit and an automatic grade and slope system, the Surface Miner allows road construction contractors to match the exact specifications of a survey plan.

Astec Underground introduced the EarthPro® Geothermal Drill in 2009.  The drill features a heavy-duty mast with a dual rack and pinion drive system.  Other features distinguishing this drill from its competitors is an automated rod loading system, a tethered two speed ground drive system and dual multi-function joystick controls.  The Earth Pro® offers increased productivity in a drill/trip out application due to its pull up / pull down capacity, three speed drive motors, and the ability to be ran by one operator versus the usual three person operation.

American Augers designs, engineers, manufactures and markets a wide range of trenchless and vertical drilling equipment.  Today, American Augers is one of the largest manufacturers of auger boring machines in the world, designing and engineering state of the art boring machines, vertical rigs, directional drills and fluid/mud systems used in the underground construction or trenchless market.  The company was the first HDD manufacturer to eliminate chain drive and utilize rack and pinion carriage design which is now the industry standard.  The company also has one of the broadest product lines in the industry. It serves global customers in the sewer, power, fiber-optic telecommunication, electric, oil and gas and water industries throughout the world.

In 2010, American Augers introduced the DD-10, a mid-size horizontal directional drill. The DD-10 boasts 100,000 pounds of thrust/pullback, the highest rotary torque in its class (14,000 ft.-lbs) with an optional Quick Disconnect Anchor Plate and 15 ft. Pipe Loader available. In 2010, American Augers also introduced a Rapid Setup Horizontal Direction Drilled referred to as DD-1100RS. This rig, which achieves 1.1 million pounds of thrust/pullback, is designed to assist customers with easier set up and use as the drill pipe staging area reduces manpower and improves speed of adding or removing drill pipe. The DD-1100RS also has an all new Quiet Pack designed to substantially reduce noise levels and a new system designed to reduce fuel consumption when idling.

Marketing

Astec Underground distributes its Trencor® and Earth Pro® brands using a sales force comprised of six domestic and six international sales associates.  Astec Underground markets its utility products domestically through a dealer network serviced by five utility and five parts sales associates.  American Augers distributes its products through a combination of a direct sales staff and a network of independent dealers.  In North America, American Augers has four dedicated direct sales representatives, and the international market is covered by six sales representatives. American Augers is internally staffed with five equipment and parts customer service representatives and one field-parts sales person.  This segment employs a total of 30 direct sales staff, 36 domestic independent distributors and 31 international independent distributors.

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

Competition

The Underground Group segment faces strong competition in price, service and product performance and competes with both large publically held companies with resources significantly greater than those of the Company and with various smaller manufacturers.  Competition for trenching and excavating, equipment includes Charles Machine Works (Ditch Witch), Vermeer, Tesmec and other smaller manufacturers.  Competition for the auger boring and vertical and directional drilling and fluid/mud equipment includes Charles Machine Works (Ditch Witch), Vermeer, Atlas-Copco, Schramm, Prime Drilling GmbH, The Robins Company, Herrenknecht, AG and other smaller custom manufacturers.

Employees

At December 31, 2010, the Underground Group segment employed 278 individuals, of which 190 were engaged in manufacturing, 34 in engineering and 54 in selling, general and administrative functions.

Backlog

The backlog for the Underground Group segment at December 31, 2010 and 2009 was approximately $4,843,000 and $1,898,000, respectively.  Management expects all current backlogs to be filled in 2011.

Other Business Units

This category consists of the Company's business units that do not meet the requirements for separate disclosure as an operating segment.  At December 31, 2010, these other operating units included  Peterson Pacific Corp. (“Peterson”), Astec Australia Pty Ltd (“Astec Australia”), Astec Insurance Company and the Company.  Peterson designs, engineers, manufactures and distributes whole-tree pulpwood chippers, horizontal grinders and blower trucks.  Astec Australia was formed in October 2008 and is the sole distributor of many of the company’s product lines in Australia and New Zealand.   Astec Australia sells, installs, services and provides parts support for many of the products produced by the Company’s manufacturing companies. Astec Insurance Company is a captive insurance company.

Products

The primary markets served by Peterson are the wood grinding, chipping and blower truck markets. Peterson produces three models of whole-tree pulpwood chippers ranging from 765 to 1200 horsepower, one flail delimber, two drum chipper models, nine horizontal grinder models, two blower truck models and two self contained blower trailers.  A deck screen model is produced for Peterson by JCI.  The horizontal grinders range from 475 to 1200 HP.

Peterson introduced the 4310 model track version of its drum chipper in 2010 for the biomass fuel chip market to complement the trailer mount model introduced in 2009.  A new 765 HP disc chipper model was also introduced in 2010.

Since its inception, Astec Australia has marketed relocatable and portable asphalt plants and components produced by Astec, Heatec and CEI, asphalt paving equipment and components produced by Roadtec and Carlson as well as trenching equipment produced by Astec Underground.  In 2009, Astec Australia added equipment manufactured by the Company’s Aggregate & Mining Group to its product offerings.  In addition to selling equipment, Astec Australia also installs, services and provides spare parts support for the equipment it sells and for other equipment its customers carry in their fleets.

Marketing

Peterson markets its machines and spare parts both domestically and internationally in the wood grinding, chipping and blower truck industries.  The disc chippers and debarkers primarily serve the pulp and paper industry.  The drum chippers primarily serve the biomass energy market.  The grinders serve the compost, mulch, biomass energy and construction and demolition recycling markets.  Blower trucks and trailers are used primarily in landscape and erosion control markets.  The principle purchasers of Peterson products are independent contractors in the markets listed above. Municipal governments are also customers for waste wood grinders. Domestic sales are accomplished through a combination of 17 independent distributors and 9 direct sales and support personnel.  Five new domestic distributors were added in 2010.  The international market is served with 11 independent distributors plus direct sales to customers in some countries.

Astec Australia continues to enjoy strong partnerships with key large corporate customers but has expanded its customer base by actively marketing products and services to a broader range of customers.  Astec Australia plans to focus on growing its existing business operations by identifying areas of competitive advantage.  Management believes that these opportunities will have a direct exposure to infrastructure development, particularly in aggregate and mining sectors.  The gradual addition of additional Company product lines will allow Astec Australia to access market segments not previously serviced.  Management believes that Astec Australia has the organizational structure (sales professionals, construction personnel, service technicians and administrative personnel) and operating systems – which are well established – that will allow the business to continue to grow and expand the number of business locations, sales volume, product offerings and geographical dispersion of equipment sold.  Australia and New Zealand are expected to remain the company’s key markets; however, opportunities in other areas of the Pacific Rim and in Southeast Asia will also be pursued.  Astec Australia plans to open a new office in western Australia, which will give the company representation on both the east and west coasts of Australia and which is expected to give the company access to Australia’s mining sector, a market that has not been heavily served by the company previously.

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

Competition

Peterson has strong competitors based on product performance, price and service. The principal competitors in North America for high speed grinders are Morbark, Vermeer, Bandit, Diamond Z and CBI, along with other smaller competitors. Internationally, Doppstadt, Jenz and other smaller companies compete in the grinder segment. Mobile chipper competitors include Morbark, Precision, Doppstadt and other smaller companies. The principal competitors in the blower truck business are Finn and Express Blower (a division of Finn).

Astec Australia’s competitors in each product line are typically the same companies that compete with the Company in other locations.  Competitors for asphalt plants, mobile asphalt equipment, underground equipment and aggregate and mining equipment are primarily overseas manufacturers who are therefore subject to the same importing issues as Astec Australia.  The price impact of competition between European, American and Asian products is dependent primarily on the relationship between the US dollar and the Euro exchange rate as compared to the Australian dollar.

Employees

At December 31, 2010, the Other Business Units segment employed 224 individuals of which 158 were employed by Peterson and 28 were employed by Astec Australia.  Peterson has 93 employees engaged in manufacturing, 18 in engineering and 47 in selling and general and administrative functions.  Astec Australia has 13 employees engaged in service and installation work and 15 in selling and general and administrative functions.  The remaining 38 employees are engaged in general and administrative functions at the parent company.

Backlog

The backlog for the Other Business Units segment, all of which is attributable to Peterson and Astec Australia, at December 31, 2010 and 2009 was approximately $5,925,000 and $6,199,000, respectively.  Management expects all current backlogs to be filled in 2011.

Common to All Operating Segments

Although the Company has four reportable business segments, the following information applies to all operating segments of the Company.

Raw Materials

Steel is a major component in the Company’s equipment. In the third quarter and early part of the fourth quarter of 2010, steel prices declined modestly due to soft domestic demand.  Near the end of 2010, steel prices began a rapid series of raw material based increases that will likely continue through the first quarter of 2011.  It is uncertain, however, if these trends will continue throughout the balance of 2011. Much of the impact of any increased prices in the first quarter of 2011 will be mitigated by our advance purchases of steel and our current steel supply contracts, which allow us to avoid much of the market volatility.  The Company will review the trends in steel prices as we progress toward the second half of 2011 and establish future contract pricing accordingly.

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

In addition, due to the size and weight of certain equipment the Company manufactures, the Company and its customers may encounter conflicting state regulations on maximum weights transportable on highways.  Also, some states have regulations governing the operation of asphalt mixing plants, and most states have regulations relating to the accuracy of weights and measures, which affect some of the control systems manufactured by the Company.

Compliance with these government regulations has no material effect on capital expenditures, earnings, or the Company's competitive position within the market.

Employees

At December 31, 2010, the Company and its subsidiaries employed 3,284 individuals, of which 2,235 were engaged in manufacturing, 329 in engineering, including support staff, and 720 in selling, administrative and management functions.

Other than the Telsmith and Osborn labor agreements described under the Employee subsection of the Aggregate and Mining Group, there are no other collective bargaining agreements applicable to the Company.  The Company considers its employee relations to be good.

Manufacturing

The Company manufactures many of the component parts and related equipment for its products, while several large components of their products are purchased "ready-for-use".  Such items include engines, axles, tires and hydraulics.  In many cases, the Company designs, engineers and manufactures custom component parts and equipment to meet the particular needs of individual customers.  Manufacturing operations during 2010 took place at 18 separate locations.  The Company's manufacturing operations consist primarily of fabricating steel components and the assembly and testing of its products to ensure that the Company achieves quality control standards.

Seminars and Technical Bulletins

The Company periodically conducts technical and service seminars, which are primarily for dealer representatives, contractors, owners, employees and other users of equipment manufactured by the Company.  In 2010, approximately 475 representatives of contractors and owners of hot-mix asphalt plants attended seminars held by the Company in Chattanooga, Tennessee.  These seminars, which are taught by Company management and employees, along with select outside speakers and discussion leaders, cover a range of subjects including, but not limited to, technological innovations in the hot-mix asphalt, aggregate processing, paving, milling, and recycling markets.

The Company also sponsors executive seminars for the management of the customers of Astec, Heatec, CEI and Roadtec.  Primarily, members of the Company's management conduct the various seminars, but outside speakers and discussion leaders are also utilized.

During 2010, service training seminars were also held at the Roadtec facility for approximately 415 customer representatives and an additional four remote seminars were conducted at other locations throughout the country.  Telsmith conducted 3 technical seminars for approximately 83 customer and dealer representatives during 2010 at its facility in Mequon, Wisconsin.  Osborn conducted 3 seminars for customers at which 42 customer personnel attended.  KPI, JCI and AMS jointly conduct an annual dealer event called NDC (National Dealers Conference). The event offers the entire dealer network a preview of future product, marketing and promotional programs to help dealers operate successful businesses. Along with this event, the companies provide local, regional and national sales and service dealer training programs throughout the year.

Astec Underground hosted sales training for its internal salesmen and international dealers in June 2010.  Additional field product training was also hosted at 4 dealer locations during 2010.  Approximately 43 people received technical and operational training at these product training events.

In addition to seminars, the Company publishes a number of technical bulletins and information bulletins detailing various technological and business issues relating to the asphalt industry.

Patents and Trademarks

The Company seeks to obtain patents to protect the novel features of its products.  The Company's subsidiaries hold 97 United States patents and 33 foreign patents.  There are 61 United States and foreign patent applications pending.

The Company and its subsidiaries have approximately 79 trademarks registered in the United States, including logos for American Augers, Astec, Astec Dillman, Astec Underground, Carlson Paving, CEI, Heatec, JCI, Peterson Pacific, Roadtec, Telsmith and Trencor, and the names AMERICAN AUGERS, ASTEC, CARLSON, HEATEC, JCI, KOLBERG PIONEER, PETERSON, ROADTEC, TELSMITH and TRENCOR as well as a number of other product names.  The Company also has 46 trademarks registered in foreign countries, including Australia, Brazil, Canada, China, France, Germany, Great Britain, India, Italy, Mexico, South Africa, Thailand, Vietnam and the European Union.  The Company and its subsidiaries have 14 United States and foreign trademark applications pending.

Engineering and Product Development

The Company dedicates substantial resources to engineering and product development.  At December 31, 2010, the Company and its subsidiaries had 329 full-time individuals employed in engineering and design capacities.

Seasonality and Backlog

Recent years revenues have been strongest during the first half of the year with the second half of the year consistently being weaker. We expect future operations in the near term to be typical of this historical trend.  Operations during 2009 and 2010 were significantly impacted by the various economic factors discussed in the MD&A section of this document.following paragraphs.

As of December 31, 2010, the Company had a backlog for delivery of products at certain dates in the future of approximately $216,627,000.  At December 31, 2009, the total backlog was approximately $135,090,000.  The Company's contracts reflected in the backlog are not, by their terms, subject to termination.  Management believes that the Company is in substantial compliance with all manufacturing and delivery timetables.

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

Available Information

The Company’s internet website can be found at www.astecindustries.com.  We make available, free of charge on or through our internet website, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed with, or furnished to, the Securities and Exchange Commission. Information contained in our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

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

Many of our customers depend on government funding of highway construction and maintenance and other infrastructure projects.  Any decrease or delay in government funding of highway construction and maintenance and other infrastructure projects could cause our net sales and profits to decrease.  Federal government funding of infrastructure projects is usually accomplished through bills that establish funding over a multi-year period, such as the Safe, Accountable, Flexible and Efficient Transportation Equity Act - A Legacy for Users (“SAFETEA-LU”), which provided $286.5 billion to fund federal transit projects from 2004 to 2009.  SAFETEA-LU funding expired on September 30, 2009 and federal transportation funding has operated on a number of short-term appropriations since that date. The current legislation funding federal transportation expenditures expires on March 4, 2011, and Congress is working on a number of proposals to continue funding at various levels.

With the current political environment in Washington, the level of funding for federal highway projects is uncertain.  Although continued funding is expected, it may be at lower levels than in the past, and Congress may not enact long-term funding acts in the near future.  In addition, Congress could pass legislation in future sessions that would allow for the diversion of previously appropriated highway funds for other national purposes, or it could restrict funding of infrastructure projects unless states comply with certain federal policies.

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

A significant portion of our revenues relates to the sale of equipment involved in the production, handling, recycling or installation of asphalt mix.  Liquid asphalt is a byproduct of the refining of oil, and asphalt prices correlate with the price and availability of oil.  An increase in the price of oil or a decrease in the availability of oil would increase the cost of producing asphalt, which would likely decrease demand for asphalt, resulting in decreased demand for many of our products.  This would likely cause our revenues and profits to decrease.  Rising gasoline, diesel fuel and liquid asphalt prices will also adversely impact the operating and raw material costs of our contractor and aggregate producer customers, and if such customers do not properly adjust their pricing, they could experience reduced profits resulting in possible delays in purchasing capital equipment.

Steel is a major component in the Company’s equipment. Steel prices fluctuate, and steel prices are expected to increase through the first quarter of 2011. Our reliance on third-party suppliers for steel and other raw materials exposes us to volatility in the prices and availability of these materials, and price increases or a decrease in the availability of these raw materials could increase our operating costs and adversely affect our financial results.

Acquisitions that we have made in the past and future acquisitions involve risks that could adversely affect our future financial results.

We have completed several acquisitions in the past, including the acquisition of Peterson in 2007, the acquisition of Dillman and certain of the assets of Q-Pave in 2008 and certain assets and technology of Industrial Mechanical & Integration in 2009.  We may acquire additional businesses in the future.  We may be unable to achieve the benefits expected to be realized from our acquisitions.  In addition, we may incur additional costs and our management's attention may be diverted because of unforeseen expenses, difficulties, complications, delays and other risks inherent in acquiring businesses, including the following:

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

We currently face strong competition in product performance, price and service.  Some of our domestic and international competitors have greater financial, product development and marketing resources than we have.  If competition in our industry intensifies or if our current competitors enhance their products or lower their prices for competing products, we may lose sales or be required to lower the prices we charge for our products.  This may reduce revenue from our products and services, lower our gross margins or cause us to lose market share.

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

In 2010, international sales represented approximately 38.2% of our total sales.  We plan to continue our growth efforts in international markets.  In connection with any increase in international sales efforts, we will need to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist.  Any difficulties in expanding our international sales may divert management's attention from our existing operations.  In addition, international revenues are subject to the following risks:

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

As of December 31, 2010, we were in compliance with the financial covenants contained in our Credit Agreement, as amended, with Wells Fargo Bank, N.A.  However, in the future we may be unable to comply with the financial covenants in our credit facility or to obtain waivers with respect to such financial covenants.  If such violations occur, the Company’s creditors could elect to pursue their contractual remedies under the credit facility, including requiring immediate repayment in full of all amounts then outstanding.  As of December 31, 2010, the Company had no outstanding borrowings but did have $7,557,000 of letters of credit outstanding under the credit agreement.  Additional amounts may be borrowed in the future.  The Company’s Osborn and Astec Australia subsidiaries have their own independent loan agreements in place.

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

Our Articles of Incorporation, Bylaws, and Rights Agreement and Tennessee law may inhibit a takeover, which could delay or prevent a transaction in which shareholders might receive a premium over market price for their shares.

Our charter and bylaws and Tennessee law contain provisions that may delay, deter or inhibit a future acquisition or an attempt to obtain control of us.  This could occur even if our shareholders are offered an attractive value for their shares or if a substantial number or even a majority of our shareholders believe the takeover is in their best interest.  These provisions are intended to encourage any person interested in acquiring us or obtaining control of us to negotiate with and obtain the approval of our Board of Directors in connection with the transaction.  Provisions that could delay, deter or inhibit a future acquisition or an attempt to obtain control of us include the following:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The location, approximate square footage, acreage occupied and principal function and use by the Company’s reporting segments of the properties owned or leased by the Company are set forth below:

Location	Approximate Square Footage	Approximate Acreage	Principal Function (Use by Segment)
Chattanooga, Tennessee	457,600	59	Offices, manufacturing and training center – Astec (Asphalt Group)
Chattanooga, Tennessee	-	63	Storage yard – Astec (Asphalt Group)
Rossville, Georgia	40,500	3	Manufacturing – Astec (Asphalt Group)
Prairie du Chien, WI	91,500	39	Manufacturing – Dillman division of Astec (Asphalt Group)
Chattanooga, Tennessee	84,200	5	Offices and manufacturing - Heatec (Asphalt Group)
Chattanooga, Tennessee	207,000	15	Offices, manufacturing and training center - Roadtec (Mobile Asphalt Paving Group)
Chattanooga, Tennessee	51,200	7	Manufacturing - Roadtec (Mobile Asphalt Paving Group)
Chattanooga, Tennessee	14,100	-	Leased Hanger and Offices - Astec Industries, Inc. (Other Business Units)
Chattanooga, Tennessee	10,000	2	Corporate offices - Astec Industries, Inc. (Other Business Units)
Mequon, Wisconsin	203,000	30	Offices and manufacturing - Telsmith (Aggregate and Mining Group)
Sterling, Illinois	60,000	8	Offices and manufacturing - AMS (Aggregate and Mining Group)
Orlando, Florida	9,000	-	Leased machine repair and service facility - Roadtec (Mobile Asphalt Paving Group)
Loudon, Tennessee	327,000	112	Offices and manufacturing – Astec Underground (Underground Group)
Eugene, Oregon	130,000	8	Offices and manufacturing – JCI (Aggregate and Mining Group)
Albuquerque, New Mexico	115,000	14	Offices and manufacturing – CEI (Asphalt Group) (partially leased to a third party)
Yankton, South Dakota	312,000	50	Offices and manufacturing – KPI (Aggregate and Mining Group)

Location	Approximate Square Footage	Approximate Acreage	Principal Function (Use by Segment)
West Salem, Ohio	208,000	33	Offices and manufacturing – American Augers (Underground Group)
Thornbury, Ontario, Canada	60,500	12	Offices and manufacturing – BTI (Aggregate and Mining Group)
Thornbury, Ontario Canada	7,000	-	Leased warehouse/parts sales office – BTI (Aggregate and Mining Group)
Walkerton, Ontario Canada	4,500	-	Leased light manufacturing and sales office – BTI (Aggregate and Mining Group)
Riverside, California	12,500	-	Leased offices, sales, assembly and warehouse – BTI (Aggregate and Mining Group)
Solon, Ohio	8,900	-	Leased offices, sales, assembly and warehouse – BTI (Aggregate and Mining Group)
Tacoma, Washington	41,000	5	Offices and manufacturing – Carlson (Mobile Asphalt Paving Group)
Cape Town, South Africa	4,600	-	Leased sales office and warehouse – Osborn (Aggregate and Mining Group)
Durban, South Africa	3,800	-	Leased sales office and warehouse – Osborn (Aggregate and Mining Group)
Witbank, South Africa	1,400	-	Leased sales office and warehouse – Osborn (Aggregate and Mining Group)
Johannesburg, South Africa	177,000	18	Offices and manufacturing – Osborn (Aggregate and Mining Group)
Eugene, Oregon	130,000	7	Offices and manufacturing - Peterson Pacific Corp. (Other Business Units)
Summer Park, Australia	13,500	1	Leased- Offices, warehousing and storage yard - Astec Australia Pty Ltd (Other Business Units)
Salisbury, Australia	--	1	Leased storage, assembly and service yard - Astec Australia Pty Ltd (Other Business Unit)

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

During 2009 the Company received notice that Johnson Crushers International, Inc. is subject to an enforcement action brought by the U.S. Environmental Protection Agency and the Oregon Department of Environmental Quality related to an alleged failure to comply with federal and state air permitting regulations.  Each agency is expected to seek sanctions that will include monetary penalties.  No penalty has yet been proposed.  The Company believes that it has cured the alleged violations and is cooperating fully with the regulatory agencies.  At this stage of the investigations, the Company is unable to predict the outcome and the amount of any such sanctions.

During 2004 the Company also received notice from the Environmental Protection Agency that it may be responsible for a portion of the costs incurred in connection with an environmental cleanup in Illinois.  The discharge of hazardous materials and associated cleanup relate to activities occurring prior to the Company’s acquisition of Barber Greene in 1986.  The Company believes that over 300 other parties have received similar notice.  At this time, the Company is unable to predict whether the EPA will seek to hold the Company liable for a portion of the cleanup costs or the amount of any such liability.

Executive Officers

The name, title, ages and business experience of the executive officers of the Company are listed below.

J. Don Brock, Ph.D., has been President and a Director of the Company since its incorporation in 1972 and assumed the additional position of Chairman of the Board in 1975.  He was the Treasurer of the Company from 1972 until 1994.  From 1969 to 1972, Dr. Brock was President of the Asphalt Division of CMI Corporation.  He earned his Ph.D. degree in mechanical engineering from the Georgia Institute of Technology.  Dr. Brock is the father of Benjamin G. Brock, President of Astec, Inc., and Dr. Brock and Thomas R. Campbell, Group Vice President - Mobile Asphalt Paving and Underground, are first cousins.  He is 72.

F. McKamy Hall, a Certified Public Accountant, became Chief Financial Officer during 1998 and has served as Vice President and Treasurer of the Company since 1997.  He previously served as Corporate Controller of the Company since 1987.  Mr. Hall is also Treasurer of each of the Company’s subsidiary companies and Vice President of Astec Insurance Company.  Mr. Hall has an undergraduate degree in accounting and a Master of Business Administration degree from the University of Tennessee at Chattanooga.  He is 68.

W. Norman Smith was appointed Group Vice President-Asphalt in 1998 and additionally served as President of Astec, Inc. from 1994 until October 2006.  He formerly served as President of Heatec, Inc. from 1977 to 1994.  From 1972 to 1977, Mr. Smith was a Regional Sales Manager with the Company.  From 1969 to 1972, Mr. Smith was an engineer with the Asphalt Division of CMI Corporation.  Mr. Smith has also served as a director of the Company since 1982.  He is 71.

Thomas R. Campbell was appointed Group Vice President - Mobile Asphalt Paving & Underground in November 2001.  He served as President of Roadtec, Inc. from 1988 to 2004.  He has served as President of Carlson Paving Products and American Augers since November 2001 until December 2006.  He served as President of Astec Underground, Inc. from 2001 to May 2005.  From 1981 to 1988, he served as Operations Manager of Roadtec.  Mr. Campbell and J. Don Brock, President of the Company, are first cousins.  He is 61.

Richard A. Patek was appointed Group Vice President-Aggregate & Mining Group in March of 2008.  He has also served as President of Telsmith, Inc. since May of 2001.  He served as President of Kolberg-Pioneer, Inc. from 1997 until May 2001.  From 1995 to 1997, he served as Director of Materials of Telsmith, Inc.  From 1992 to 1995, Mr. Patek was Director of Materials and Manufacturing of the former Milwaukee plant location.  From 1978 to 1992, he held various manufacturing management positions at Telsmith.  Mr. Patek is a graduate of the Milwaukee School of Engineering.  He is 54.

Joseph P. Vig was appointed Group Vice President of the AggRecon Group in March 2008.  He has also served as President of Kolberg-Pioneer, Inc., since May 2001.  From 1994 until May 2001, he served as Engineering Manager of Kolberg-Pioneer, Inc.  From 1978 to 1993 he was Director of Engineering with Morgen Mfg. Co., and then Engineering Manager of Essick-Mayco in 1993-94.  Mr. Vig has a B.S. degree in civil engineering from the South Dakota School of Mines and Technology and is registered as a Professional Engineer.  He is 61.

Richard J. Dorris was appointed President of Heatec, Inc. in April of 2004.  From 1999 to 2004 he held the positions of National Accounts Manager, Project Manager and Director of Projects for Astec, Inc.  Prior to joining Astec, Inc. he was President of Esstee Manufacturing Company from 1990 to 1999 and was Sales Engineer from 1984 to 1990.  Mr. Dorris has a B.S. degree in mechanical engineering from the University of Tennessee.  He is 50.

Frank D. Cargould was appointed President of Breaker Technology Ltd and Breaker Technology, Inc. on October 18, 1999.  The Breaker Technology companies were formed on August 13, 1999 when the Company purchased substantially all of the assets of Teledyne Specialty Equipment's Construction and Mining business unit from Allegheny Teledyne Inc.  From 1994 to 1999, he was Director of Sales - East for Teledyne CM Products, Inc.  He is 68.

Jeffery J. Elliott was appointed President of Johnson Crushers, Inc. in December 2001.  From 1999 to 2001, he served as Senior Vice President for Cedarapids, Inc., (a Terex company), and from 1996 to 1999, he served as Vice President of the Crushing and Screening Group.  From 1978 to 1996, he held various domestic and international sales and marketing positions with Cedarapids, Inc.  He is 57.

Timothy Gonigam was appointed President of Astec Mobile Screens, Inc., in October 2000.  From 1995 to 2000, Mr. Gonigam held the position of Sales Manager of Astec Mobile Screens, Inc.  He is 48.

Tom Kruger was appointed Managing Director of Osborn Engineered Products SA (Pty) Ltd on February 1, 2005.  For the previous five years, Mr. Kruger was employed as Operations Director of Macsteel Tube and Pipe (Pty) Ltd, a manufacturer of carbon steel tubing in Johannesburg, South Africa.  He served as Sales and Marketing Director of Macsteel prior to becoming Operations Director. From 1993 to 1998, Mr. Kruger was employed by Barloworld Ltd as Operations Director and Regional Managing Director responsible for a trading organization in steel, tube and water conveyance systems. Prior to that, he held the position of Works Director.  He is 53.

Jeffrey L. Richmond, Sr. was appointed President of Roadtec, Inc. in April 2004.  From 1996 until April 2004, he held the positions of Sales Manager, Vice President of Sales and Marketing and Vice President/General Manager of Roadtec, Inc.  He is 55.

Joe K. Cline was appointed President of Astec Underground, Inc. in February 2008.  Previously he held numerous manufacturing positions with the Company since 1982 including the Company’s Corporate Manufacturing Manager/Safety Champion beginning in July 2007 and Manufacturing Manager for Mobile Asphalt & Underground Groups from 2003 to mid 2007. He is 54.

Michael A. Bremmer was appointed President of CEI Enterprises, Inc. in January 2006.  From January 2003 until January 2006, he held the position of Vice President and General Manager of CEI Enterprises, Inc.  From January 2001 until January 2003, he held the position of Director of Engineering of CEI Enterprises, Inc.  He is 55.

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

David L. Winters was appointed President of Carlson Paving Products in January 2007 after previously serving as its Vice President and General Manager from March 2002 until December 2006.  Mr. Winters also served as Quality Assurance Manager, Manufacturing Manager and Service Manager for Roadtec from August 1997 to February 2002.  From 1977 to 1997 he held various positions in maintenance management with the Tennessee Valley Authority.  Mr. Winters is 61.

James F. Pfeiffer was appointed President of American Augers, Inc. in January 2007 after previously serving as its Vice President and General Manager from March 2005 until December 2006.  Prior to joining Astec, Mr. Pfeiffer was Vice President and General Manager of Daedong USA from April 2004 to October 2004 and Vice President of Marketing for Blount, Inc. from April 2002 to April 2004. Previously he held numerous positions with Charles Machine Works over a nineteen year period.  Mr. Pfeiffer holds a bachelors degree in Agriculture from Oklahoma State University.  Mr. Pfeiffer is 53.

Stephen C. Anderson was appointed Secretary of the Company in January 2007 and assumed the role of Director of Investor Relations in January 2003. Mr. Anderson also serves as the Company’s compliance officer and manages the corporate information technology and aviation departments.  He has also been President of Astec Insurance Company since January 2007.  He was Vice President of Astec Financial Services, Inc. from November 1999 to December 2002.  Prior to this Mr. Anderson spent a combined fourteen years in Commercial Banking with AmSouth and SunTrust Banks. He has a B.S. degree in Business Management and a MBA from the University of Tennessee at Chattanooga and is a graduate of the Stonier Graduate School of Banking. He is 47.

David C. Silvious, a Certified Public Accountant, was appointed Corporate Controller in 2005.  He previously served as Corporate Financial Analyst since 1999.  Mr. Silvious earned his undergraduate degree in accounting from Tennessee Technological University and his Masters of Business Administration from the University of Tennessee at Chattanooga.  He is 43.

Larry R. Cumming was appointed President of Peterson Pacific Corp. in August 2007. He joined the company in 2003 and held the earlier positions of General Manager and Chief Executive Officer of Peterson, Inc. Prior to joining Peterson, he held senior management positions in North America and Europe with Timberjack and John Deere (Deere acquired Timberjack in 2000). Mr. Cumming also held prior positions with Timberjack as Vice President Engineering and Senior Vice President Sales and Marketing, Chief Operating Officer and Executive Vice President Product Supply. Mr. Cumming is a graduate mechanical engineer from Cornell University with additional senior management courses from INSEAD in France. He is a registered professional engineer in the Province of Ontario. Mr. Cumming is 62.

David H. Smale was appointed General Manager of Astec Australia Pty Ltd in October 2008 upon the inception of the company’s operations.  He served as the General Manager of Allen’s Asphalt from 2006 to 2008 and as their Operations Manager from 2004 to 2006.  Mr. Smale has completed various business management courses including the Macquire University Graduate School of Management and Bond University Senior Executive Development Program.  Mr. Smale is 55.

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

The high and low sales prices of the Company's Common Stock as reported on the Nasdaq National Market for each quarter during the last two fiscal years are as follows:

	Price Per Share
2010	High	Low
1st Quarter	$32.09	$22.98
2nd Quarter	$36.94	$27.05
3rd Quarter	$32.35	$25.28
4th Quarter	$33.60	$27.31

	Price Per Share
2009	High	Low
1st Quarter	$33.68	$18.52
2nd Quarter	$33.68	$23.62
3rd Quarter	$30.33	$22.85
4th Quarter	$28.02	$22.76

As of February 17, 2011 there were approximately 8,600 holders of the Company's Common Stock.

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

Based on their evaluation as of December 31, 2010, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Management’s Report on Internal Control Over Financial Reporting
Management’s report set forth in Appendix A is incorporated herein by reference.

Changes in Internal Controls
There have been no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding the Company's directors, director nominating process, audit committee, and audit committee financial expert is included under the captions "Certain Information Concerning Nominees and Directors" and “Corporate Governance” in the Company's Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 28, 2011, which is incorporated herein by reference.  Information regarding compliance with Section 16(a) of the Exchange Act is also included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2011 Proxy Statement, which is incorporated herein by reference.  Information with respect to our executive officers is set forth in Part I of this Report under the caption, “Executive Officers.”

The Company's Board of Directors has approved a Code of Conduct and Ethics that applies to the Company's employees, directors and officers (including the Company's principal executive officer, principal financial officer and principal accounting officer).  The Code of Conduct and Ethics is available on the Company's website at www.astecindustries.com/investors/.

Item 11. Executive Compensation

Information included under the captions "Compensation Discussion and Analysis", "Executive Compensation", “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Company's 2011 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information included under the captions "Stock Ownership of Certain Beneficial Owners and Management" and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company's 2011 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information included under the captions “Corporate Governance: Independent Directors” and “Transactions with Related Persons” in the Company’s 2011 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information included under the caption “Audit Matters” in the Company’s 2011 Proxy Statement is incorporated herein by reference.

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

. Selected Consolidated Financial Data.
. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
. Management’s Report on Internal Control over Financial Reporting.
. Reports of Independent Registered Public Accounting Firm.
. Consolidated Balance Sheets at December 31, 2010 and 2009.
. Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008.
. Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008.
. Consolidated Statements of Equity for the Years Ended December 31, 2010, 2009 and 2008.
. Notes to Consolidated Financial Statements.

(a)(2)  Other than as described below, Financial Statement Schedules are not filed with this Report because the Schedules are either inapplicable or the required information is presented in the Financial Statements or Notes thereto.  The following Schedule appears in Appendix “A” to this Report and is filed as a part hereof:

Schedule II – Valuation and Qualifying Accounts.
(a)(3) The following Exhibits* are incorporated by reference into or are filed with this Report:
3.1	Restated Charter of the Company (incorporated by reference from the Company’s Registration Statement on Form S-1, effective June 18, 1986).
3.2
Articles of Amendment to the Restated Charter of the Company, effective September 12, 1988 (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1988).

3.3	Articles of Amendment to the Restated Charter of the Company, effective June 8, 1989 (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1989).
3.4	Articles of Amendment to the Restated Charter of the Company, effective January 15, 1999 (incorporated by reference from the Company Quarterly Report on Form 10-Q for the period ended June 30, 1999).
3.5
Amended and Restated Bylaws of the Company, adopted on March 14, 1990 and as amended on July 29, 1993, and July 26, 2007 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

3.6	Third Amendment to the Amended and Restated Bylaws of the Company adopted on July 23, 2008 (incorporated by reference from the Company’s Form 8-K filed on July 29, 2008.
4.1
Amended and Restated Shareholder Protection Rights Agreement, dated as of December 22, 2005, by and between the Company and Mellon Investor Services LLC, as Rights Agent. (incorporated by reference from the Company’s Current Report on Form 8-K dated December 22, 2005).

10.1	Trust under Astec Industries, Inc. Supplemental Retirement Plan, dated January 1, 1996 (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1995). *
10.2	Astec Industries, Inc. 1998 Long-Term Incentive Plan (incorporated by reference from Appendix A of the Company’s Proxy Statement for the 1998 Annual Meeting of Shareholders). *

10.3	Astec Industries, Inc. Executive Officer Annual Bonus Equity Election Plan (incorporated by reference from Appendix B of the Company’s Proxy Statement for the 1998 Annual Meeting of Shareholders). *
10.4	Astec Industries, Inc. 1998 Non-Employee Directors’ Stock Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999). *
10.5
Amendment Number 1 to Astec Industries, Inc. 1998 Non-Employee Directors’ Stock Incentive Plan, dated March 15, 2005 (incorporated by reference from the Company’s Current Report on Form 8-K dated March 15, 2005). *

10.6
Amendment Number 2 to the Astec Industries, Inc. 1998 Non-Employee Directors Stock Incentive Plan, dated February 21, 2006 (incorporated by reference from the Company’s Current Report on Form 8-K dated February 27, 2006).*

10.7
Amendment Number 3 to the Astec Industries, Inc. 1998 Non-Employee Directors Stock Incentive Plan (incorporated by reference from the Company’s Annual Report on form 10-K for the year ended December 31, 2008).*

10.8	Astec Industries, Inc. 2006 Incentive Plan (incorporated by reference from Appendix A of the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders). *
10.9	Amendment Number 1 to Astec Industries, Inc. 2006 Incentive Plan (incorporated by reference from the Company’s Annual Report on form 10-K for the year ended December 31, 2008).*
10.10
Credit Agreement dated as of April 13, 2007 between Astec Industries, Inc. and Certain of Its Subsidiaries and Wachovia Bank, National Association (incorporated by reference from the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2007).

10.11
First Amendment to the Credit Agreement between Astec Industries, Inc. and Certain of Its Subsidiaries and Wachovia Bank, National Association (incorporated by reference from the Company’s Quarterly Report on form 10-Q for the quarter ended September 30, 2007).

10.12
Agreement, dated February 5, 2009, to extend Credit Agreement dated as of April 13, 2007 between Astec Industries, Inc. and Certain of Its Subsidiaries and Wachovia Bank, National Association (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.13
Stock Purchase Agreement by and among Astec Industries, Inc., Dillman Equipment, Inc. and the sellers named therein dated August 5, 2008 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.14
Stock Purchase Agreement by and among Astec Industries, Inc., Double L Investments, Inc. and the sellers named therein dated August 5, 2008 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.15
Astec Industries, Inc. Supplemental Executive Retirement Plan, as amended and restated through January 1, 2009 (incorporated by reference from the Company’s Annual Report on form 10-K for the year ended December 31, 2008).*

10.16
Agreement dated January 26, 2010 to extend Credit Agreement dated as of April 13, 2007 between Astec Industries, Inc. and Certain of Its Subsidiaries and Wachovia Bank, National Association (incorporated by reference from the Company’s Annual Report on form 10-K for the year ended December 31, 2009).

10.17	Amendment One to the Amended and Restated Astec Industries, Inc. Supplemental Executive Retirement Plan effective October 21, 2010.*
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

31.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.
101.INS	**XBRL Instance Document
101.SCH	**XBRL Taxonomy Extension Schema
101.CAL	**XBRL Taxonomy Extension Calculation Linkbase
101.DEF	**XBRL Taxonomy Extension Definition Linkbase
101.LAB	**XBRL Taxonomy Extension Label Linkbase
101.PRE	**XBRL Taxonomy Extension Presentation Linkbase
*	Management contract or compensatory plan or arrangement.
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
ANNUAL REPORT ON FORM 10-K

ITEMS 6, 7, 7a, 8, 9a and 15(a)(1), (2)and (3),and 15(b) and 15(c)

INDEX TO FINANCIAL STATEMENTS AND
 FINANCIAL STATEMENT SCHEDULES

ASTEC INDUSTRIES, INC.

FINANCIAL
INFORMATION

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except as noted*)

	2010	2009	2008	2007	2006
Consolidated Statement of Operations Data
Net sales	$771,335	$738,094	$973,700	$869,025	$710,607
Gross profit	179,047	152,427	233,311	209,176	168,119
Gross profit %	23.2%	20.7%	24.0%	24.1%	23.7%
Selling, general and administrative expenses	114,141	107,455	122,621	107,600	94,383
Intangible asset impairment charge1	--	17,036	--	--	--
Research and development	17,482	18,029	18,921	15,449	13,561
Income from operations	47,424	9,907	91,769	86,127	60,176
Interest expense	352	537	851	853	1,672
Other income (expense), net2	675	1,137	6,255	399	334
Net Income attributable to controlling interest	32,430	3,068	63,128	56,797	39,588
Earnings per common share*
Net Income attributable to controlling interest
Basic	1.44	0.14	2.83	2.59	1.85
Diluted	1.42	0.14	2.80	2.53	1.81

Consolidated Balance Sheet Data
Working capital	$317,395	$278,058	$251,263	$204,839	$178,148
Total assets	649,639	590,901	612,812	542,570	421,863
Total short-term debt	--	--	3,427	--	--
Long-term debt, less current maturities	--	--	--	--	--
Total equity	492,806	452,260	440,033	377,473	296,865
Book value per diluted common share at year-end*	21.56	19.89	19.45	16.78	13.51

1 2009 includes impairment charges, primarily goodwill, of $17,036,000, or $15,022,000 after tax.

2 During 2008, the Company sold certain equity securities for a pre-tax gain of $6,195,000.

SUPPLEMENTARY FINANCIAL DATA
(in thousands, except as noted*)

Quarterly Financial Highlights (Unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2010 Net sales	$193,454	$209,249	$177,853	$190,779
Gross profit	46,141	46,678	41,940	44,288
Net income	8,832	10,330	7,396	6,015
Net income attributable to controlling interest	8,794	10,308	7,362	5,967
Earnings per common share*
Net income attributable to controlling interest:
Basic	0.39	0.46	0.33	0.26
Diluted	0.39	0.45	0.32	0.26

2009 Net sales	$205,304	$188,843	$166,084	$177,863
Gross profit	43,710	42,908	34,645	31,164
Net income (loss)1	7,396	7,776	3,368	(15,434)
Net income (loss) attributable to controlling interest1	7,431	7,749	3,344	(15,456)
Earnings per common share*
Net income (loss) attributable to controlling interest:1
Basic	0.33	0.35	0.15	(0.69)
Diluted	0.33	0.34	0.15	(0.69)

Common Stock Price*

2010 High	$32.09	$36.94	$32.35	$33.60
2010 Low	22.98	27.05	25.28	27.31

2009 High	$33.68	$33.68	$30.33	$28.02
2009 Low	18.52	23.62	22.85	22.76

The Company’s common stock is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market under the symbol ASTE. Prices shown are the high and low bid prices as announced by NASDAQ. The Company has never paid dividends on its common stock and does not intend to pay dividends on its common stock in the foreseeable future. As determined by the proxy search on the record date, the number of common shareholders is approximately 8,600.

1 The fourth quarter of 2009 includes impairment charges, primarily goodwill of $17,036,000, or $15,022,000 after tax.

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

The Company has 14 manufacturing companies, 13 of which fall within four reportable operating segments, which include the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group. The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other unrelated industries including energy production and concrete mixing plants. The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries. The business units in the Mobile Asphalt Paving Group design, manufacture and market asphalt pavers, material transfer vehicles, milling machines, stabilizers and screeds. The business units in the Underground Group design, manufacture and market a complete line of trenching equipment, directional drills, geothermal drills and auger boring machines for the underground construction market, as well as vertical drills for gas and oil field development. The Company also has one other category that contains the business units that do not meet the requirements for separate disclosure as an operating segment. The business units in the Other category include Peterson Pacific Corp. (“Peterson”), Astec Australia Pty Ltd (“Astec Australia”), Astec Insurance Company (“Astec Insurance” or “the captive”) and Astec Industries, Inc., the parent company. Peterson designs, manufactures and markets whole-tree pulpwood chippers, horizontal grinders and blower trucks. Astec Australia markets and installs equipment, services and provides parts for many of the products produced by the Company’s manufacturing companies.  Astec Insurance is a captive insurance company.

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

In August 2005, President Bush signed into law the Safe, Accountable, Flexible and Efficient Transportation Equity Act - A Legacy for Users (“SAFETEA-LU”), which authorized appropriation of $286.5 billion in guaranteed federal funding for road, highway and bridge construction, repair and improvement of the federal highways and other transit projects for federal fiscal years October 1, 2004 through September 30, 2009. The Company believes that federal highway funding such as SAFETEA-LU influences the purchasing decisions of the Company’s customers who are more comfortable making purchasing decisions with such legislation in place. Federal funding provides for approximately 25% of all highway, street, roadway and parking construction put in place in the United States.

SAFETEA-LU funding expired on September 30, 2009 and federal transportation funding operated on short-term appropriations through March 17, 2010. On March 18, 2010, President Obama signed into law the Hiring Incentives to Restore Employment (HIRE) Act. This law extended authorization of the surface transportation programs previously funded under SAFETEA-LU through December 31, 2010 at 2009 levels. In addition, the HIRE Act authorized a one-time transfer of $19.5 billion from the general fund to the highway trust fund related to previously foregone interest payments. It also shifted the cost of fuel tax exemptions for state and local governments from the highway trust fund to the general fund, which is estimated to generate an anticipated $1.5 billion annually, and allows the highway trust fund to retain interest earned on future unexpended balances. Although the HIRE Act helped stabilize the federal highway program, the Company believes a new multi-year highway program would have the greatest positive impact on the road construction industry and allow its customers to plan and execute longer-term projects. The current continuing resolution funding federal transportation expenditures expires on March 4, 2011 and Congress is working on a number of proposals to continue funding at various levels. With the current political environment in Washington, the level of continuing funding of federal highway projects is uncertain. Although continued funding is expected, it may be at lower levels than in the past and new Congressional long-term funding acts may not be enacted in the near future.

Several other countries have implemented infrastructure spending programs to stimulate their economies. The Company believes these spending programs have had a positive impact on its financial performance; however, the magnitude of that impact cannot be determined.

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

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and its impact on customers’ purchase decisions and the price of steel may each affect the Company’s financial performance. Economic downturns, like the one experienced from 2001 through 2003, and the current downturn that began in late 2008, generally result in decreased purchasing by the Company’s customers, which, in turn, causes reductions in sales and increased pricing pressure on the Company’s products. Rising interest rates also typically negatively impact customers’ attitudes toward purchasing equipment. The Federal Reserve has maintained historically low interest rates in response to the current economic downturn, and the Company expects only slight changes, if any, in interest rates in the near term; however, management believes that upward pressure is building on long-term interest rates.

Significant portions of the Company’s revenues relate to the sale of equipment involved in the production, handling and installation of asphalt mix. Liquid asphalt is a by-product of oil production. An increase in the price of oil increases the cost of asphalt, which is likely to decrease demand for asphalt and therefore decrease demand for certain Company products. While increasing oil prices may have a negative financial impact on many of the Company’s customers, the Company’s equipment can use a significant amount of recycled asphalt pavement, thereby mitigating the final cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt mix. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. The Company’s customers appear to be adapting their prices in response to the fluctuating oil prices, and the fluctuations did not appear to significantly impair equipment purchases in 2009 and 2010. The Company expects oil prices to continue to fluctuate in 2011. Minor fluctuations in oil prices like those experienced in 2009 and 2010 should not have a significant impact on customers’ buying decisions. However, political uncertainty in oil producing countries, interruptions in oil production due to disasters, whether natural or man-made, or other economic factors could significantly impact oil prices which could negatively impact demand for the Company’s products.

Contrary to the negative impact of higher oil prices on many of the Company’s products as discussed above, sales of several of the Company’s products, including products manufactured by the Underground Group, which are used to drill for oil and natural gas and install oil and natural gas pipelines, would benefit from higher oil and natural gas prices, to the extent that such higher prices lead to further development of oil and natural gas production. The Company believes additional domestic oil and natural gas production development is necessary and would positively impact the domestic economy.

Steel is a major component in the Company’s equipment. Steel pricing declined sharply in the fourth quarter of 2008 and into 2009. Favorable pricing continued through 2009 causing steel mills to reduce production to match reduced demand. Steel customers worked through their excess inventories of steel during 2009 and began buying steel again in 2010, albeit at reduced levels causing steel prices to remain relatively stable.  Near the end of 2010, steel prices began a rapid series of raw material based increases that will likely continue through the first quarter of 2011. Although a portion of this increase in prices in the first quarter of 2011 will be mitigated due to advanced steel purchases and supply contracts at negotiated prices, the Company may still experience rising steel prices during 2011. Although the Company normally institutes price increases in response to rising steel and component prices, the Company may not be able to raise the prices of its products enough to cover increased costs, resulting in the Company’s financial results being negatively affected. The Company will continue to closely monitor steel pricing and will take advantage of buying opportunities to offset such future pricing where possible.

In addition to the factors stated above, many of the Company’s markets are highly competitive, and its products compete worldwide with a number of other manufacturers and dealers that produce and sell similar products. During the first half of 2009 the dollar was stronger relative to currencies in many of the Company’s foreign markets, negatively impacting the Company’s international sales. During the latter half of 2009 and during 2010, a weakening dollar, combined with improving economic conditions in certain foreign economies, had a positive impact on the Company’s international sales. The Company expects the dollar to remain weak in the near-term relative to most foreign currencies; however, increasing domestic interest rates or weakening economic conditions abroad could cause the dollar to strengthen, possibly negatively impacting the Company’s international sales.

In the United States and internationally, the Company’s equipment is marketed directly to customers as well as through dealers. During 2010, approximately 75% to 80% of equipment sold by the Company was sold directly to the end user. The Company expects this ratio to remain relatively consistent through 2011.

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

The non-union employees of each subsidiary have the opportunity to earn profit-sharing incentives in the aggregate up to 10% of each subsidiary’s after-tax profit if such subsidiary meets established goals. These goals are based on the subsidiary’s return on capital employed, cash flow on capital employed and safety. The profit-sharing incentives for subsidiary presidents are normally paid from a separate corporate pool.

Results of Operations: 2010 vs. 2009
Net Sales
Net sales increased $33,241,000 or 4.5%, from $738,094,000 in 2009 to $771,335,000 in 2010. Sales are generated primarily from new equipment purchases made by customers for use in construction for privately funded infrastructure and public sector spending on infrastructure. The overall increase in sales for 2010 compared to 2009 reflects the strengthening economic conditions, primarily in foreign economies.

Domestic sales for 2010 were $476,928,000 or 61.8% of consolidated net sales compared to $465,473,000 or 63.1% of consolidated net sales for 2009, an increase of $11,455,000 or 2.5%.

International sales for 2010 were $294,407,000 or 38.2% of consolidated net sales compared to $272,621,000 or 36.9% of consolidated net sales for 2009, an increase of $21,786,000 or 8.0%. The overall increase in international sales for 2010 compared to 2009 is due to strong economic conditions in the international markets the company serves as well as weakness in the U.S. dollar during 2010. In addition, the Company has added additional sales personnel in an effort to further expand international sales.

Parts sales as a percentage of consolidated net sales increased 160 basis points to 26.0% in 2010 from 24.4% in 2009. In dollar terms, parts sales increased 11.2% to $200,451,000 in 2010 from $180,332,000 in 2009.

Gross Profit
Consolidated gross profit as a percentage of sales increased 250 basis points to 23.2% in 2010 from 20.7% in 2009. The primary reason for the overall increase in gross margin as a percent of sales is increased plant utilization due to higher production volumes resulting from sales into strengthening foreign economies combined with a focused effort to reduce production costs through lean manufacturing initiatives and more efficient production methods. In addition, parts sales, which typically yield a higher gross margin, increased year over year, as described above.

Selling, General and Administrative Expense
Selling, general and administrative expenses for 2010 were $114,141,000, or 14.8% of net sales, compared to $107,455,000, or 14.6% of net sales, for 2009, an increase of $6,686,000, or 6.2%. The increase was primarily due to an increase in payroll and related expenses of $3,218,000, an increase in travel expenses of $1,561,000, an increase in sales commissions of $1,524,000, an increase in expense related to the Company’s formula-driven stock incentive program of $1,002,000, and an increase in Supplemental Executive Retirement Plan expense of $854,000. These increases were offset by decreases in health insurance expense of $1,236,000 and bad debt expense of $1,034,000.

Research and Development
Research and Development expenses decreased $547,000 or 3.0% to $17,482,000 in 2010 from $18,029,000 in 2009. During 2009 the Company invested heavily in research and development projects. The Company has reduced research and development expenditures only slightly in 2010.

Intangible Asset Impairment Charges
During the fourth quarter of 2009, the Company recorded non-cash intangible asset impairment charges of $17,036,000. These charges consisted of an impairment charge to goodwill of $16,716,000 and an impairment charge to other intangible assets of $320,000.

Interest Expense
Interest expense in 2010 decreased $185,000, or 34.5%, to $352,000 from $537,000 in 2009. The decrease in interest expense in 2010 compared to 2009 related primarily to interest on state tax settlements incurred in 2009.

Interest Income
Interest income increased $222,000 or 30.2% to $956,000 in 2010 from $734,000 in 2009. The primary reason for the increase in interest income is an increase in amounts invested in 2010 compared to 2009.

Other Income (Expense), Net
Other income (expense), net was $675,000 in 2010 compared to $1,137,000 in 2009, a decrease of $462,000 or 40.6%. The primary reason for the decrease in other income is a decrease in investment income at Astec Insurance Company from 2009 to 2010.

Income Tax
Income tax expense for 2010 was $16,131,000, compared to income tax expense of $8,135,000 for 2009. The effective tax rates for 2010 and 2009 were 33.1% and 72.4%, respectively. The primary reasons for the significant decrease in the effective tax rate from 2009 to 2010 is the intangible asset impairment charges in 2009 that were not fully deductible for income tax purposes combined with increased research and development tax credits and the qualified production activity deductions in 2010 compared to 2009.

Net Income Attributable To Controlling Interest
The Company had net income attributable to controlling interest of $32,430,000 in 2010 compared to $3,068,000 in 2009, an increase of $29,362,000, or 957.0%. Earnings per diluted share were $1.42 in 2010 compared to $0.14 in 2009, an increase of $1.28 or 914.3%. Weighted average diluted shares outstanding for the years ended December 31, 2010 and 2009 were 22,829,799 and 22,715,780, respectively. The increase in shares outstanding is primarily due to the exercise of stock options by employees of the Company.

Backlog
The backlog of orders at December 31, 2010 was $216,627,000 compared to $135,090,000 at December 31, 2009, an increase of $81,537,000, or 60.4%. The increase in the backlog of orders was due to an increase in domestic backlog of $34,144,000 or 46.9% and an increase in international backlog of $47,393,000 or 76.1%. The increase in backlog occurred in each of the Company’s segments except for the Other Group which experienced a decrease in backlog of $274,000 or 4.4%. The Company is unable to determine whether the increase in backlogs was experienced by the industry as a whole; however, the Company believes the increased backlog reflects the current economic conditions the industry is experiencing.

Net Sales by Segment (in thousands)
	2010	2009	$ Change	% Change
Asphalt Group	$226,419	$258,527	$(32,108)	(12.4%)
Aggregate and Mining Group	256,400	218,332	38,068	17.4%
Mobile Asphalt Paving Group	166,436	136,836	29,600	21.6%
Underground Group	60,105	67,353	(7,248)	(10.8%)
Other Group	61,975	57,046	4,929	8.6%

Asphalt Group: Sales in this group decreased to $226,419,000 in 2010 compared to $258,527,000 in 2009, a decrease of $32,108,000 or 12.4%. Domestic sales for the Asphalt Group decreased 12.6% in 2010 compared to 2009. The Company believes this segment was the beneficiary of federal stimulus spending under the American Recovery and Reinvestment Act of 2009 (“ARRA”), which provided $27.5 billion of additional funding for transportation construction projects. Domestic sales in 2010 were negatively impacted by the lack of a long-term highway bill. International sales for the Asphalt Group decreased 11.9% in 2010 compared to 2009. This decrease was primarily in Canada, Europe, Asia and South America. Parts sales for the Asphalt Group increased 5.7% in 2010.

Aggregate and Mining Group: Sales in this group were $256,400,000 in 2010 compared to $218,332,000 in 2009, an increase of $38,068,000 or 17.4%. Domestic sales for the Aggregate and Mining Group increased 13.7% in 2010 compared to 2009. Domestic sales increased due to a slight recovery during 2010 over an extremely weak 2009. This group also introduced several new products in the domestic market during 2010. International sales for the Aggregate and Mining Group increased 17.4% in 2010 compared to 2009. This increase was due to strong international mining growth as well as strengthening international construction markets. The increase in international sales occurred primarily in South America, Canada and Africa. Parts sales for the Aggregate and Mining Group increased 22.4% in 2010 compared to 2009.

Mobile Asphalt Paving Group: Sales in this group were $166,436,000 in 2010 compared to $136,836,000 in 2009, an increase of $29,600,000 or 21.6%. Domestic sales for the Mobile Asphalt Paving Group increased 16.5% in 2010 over 2009. The Company believes this segment was also the beneficiary of federal stimulus spending under the ARRA of 2009. International sales for the Mobile Asphalt Paving Group increased 48.8% in 2010 compared to 2009. International sales for this group increased due to increased efforts to market products internationally as well as a weak dollar. The increase internationally occurred primarily in Canada, Central America and Europe. Parts sales for this group increased 9.5% in 2010.

Underground Group: Sales in this group were $60,105,000 in 2010 compared to $67,353,000 in 2009, a decrease of $7,248,000 or 10.8%. Domestic sales for the Underground Group decreased 7.4% in 2010 compared to 2009. The primary reason for this decline is the weak domestic residential and commercial construction markets. International sales for the Underground Group decreased 13.64% in 2010 compared to 2009. The decrease in international sales occurred in Canada, Africa, and the Middle East. Parts sales for the Underground Group decreased 3.3% in 2010.

Other Group: Sales for the Other Group were $61,975,000 in 2010 compared to $57,046,000 in 2009, an increase of $4,929,000 or 8.6%. Domestic sales for the Other Group, which are generated by Peterson Pacific Corp., increased 20.3% in 2010 compared to 2009. This increase is due to a slight improvement in 2010 compared to a very weak domestic construction market in 2009. International sales for the Other Group remained flat in 2010 over 2009. Parts sales for the Other Group increased 5.4% in 2010.

Segment Profit (Loss) (in thousands)
	2010	2009	$ Change	% Change
Asphalt Group	$28,672	$33,455	$(4,783)	(14.3%)
Aggregate and Mining Group	16,578	(172)	16,750	9,738.4%
Mobile Asphalt Paving Group	23,234	13,374	9,860	73.7%
Underground Group	(8,092)	(14,560)	6,468	44.4%
Other Group	(27,138)	(29,614)	2,476	8.4%

Asphalt Group: Profit for this group was $28,672,000 for 2010 compared to $33,455,000 for 2009, a decrease of $4,783,000 or 14.3%. The primary reason for the decline in profit is a $7,327,000 reduction in gross profit for this group which was driven almost exclusively by the reduction of $32,108,000 in group sales from 2009 to 2010. Offsetting the negative impact of reduced sales on gross profit was a decrease in unabsorbed overhead of $2,078,000 during 2010 compared to 2009 due to increased efficiency in plant utilization.

Aggregate and Mining Group: Profit for this group was $16,578,000 in 2010 compared to a loss of $172,000 in 2009, an increase of $16,750,000. The group incurred a pre-tax intangible asset impairment charge of $10,909,000 which is reflected in intangible asset impairment charges in the consolidated statement of operations for 2009. Not considering this impairment charge, the increase in group profit from 2009 to 2010 would have been $8,274,000 after tax. This group had an increase of $14,232,000 in gross profit during 2010 which was driven by the $38,068,000 increase in sales and a decrease in unabsorbed overhead of $7,069,000 during 2010 due to increased efficiency in plant utilization. This gross profit increase was offset by an increase in selling, general and administrative expenses and research and development expenses of $4,802,000 including payroll related expenses, travel expense and sales commissions expense.

Mobile Asphalt Paving Group: Profit for this group was $23,234,000 in 2010 compared to profit of $13,374,000 in 2009, an increase of $9,860,000 or 73.7%. This group had an increase of $12,924,000 in gross profit during 2010 driven by the $29,600,000 increase in sales. Also positively affecting gross profit was a decrease in unabsorbed overhead of $937,000 during 2010 compared to 2009. This group had an increase in selling, general and administrative expenses of $2,054,000 primarily driven by payroll related expenses, travel expense and sales commission expense.

Underground Group: This group had a loss of $8,092,000 in 2010 compared to a loss of $14,560,000 in 2009 for an improvement of $6,468,000 or 44.4%. Although sales for this group decreased $7,248,000 or 10.8%, gross profit for this group increased $1,938,000 in 2010 compared to 2009, primarily due to reductions in manufacturing overhead and payroll related expenses. Selling, general and administrative expenses decreased $3,514,000 due primarily to reductions in payroll related expenses, bad debt expense and exhibit expense.

Other Group: The Other Group had a loss of $27,138,000 in 2010 compared to a loss of $29,614,000 in 2009, an improvement of $2,476,000 or 8.4%. During 2009, this group incurred a pre-tax intangible asset impairment charge of $5,841,000. Not considering this charge, the group showed an increase in the loss incurred of $3,801,000 after tax. Gross profit for this group increased $4,853,000 or 58.0% year over year due in part to increased sales for this group as well as increased gross margins on those sales compared to 2009. The profit in this group is also significantly impacted by U.S. federal income tax expense which is recorded at the parent company only. Income tax expense in this group increased $3,898,000 in 2010 compared to 2009.

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

Selling, General and Administrative Expense
Selling, general and administrative expenses for 2009 were $107,455,000, or 14.6% of net sales, compared to $122,621,000, or 12.6% of net sales, for 2008, a decrease of $15,166,000, or 12.4%. The decrease was primarily due to a reduction in payroll and related expenses of $4,387,000 resulting from a reduction of 10.2% in employee headcount during 2009. In addition, profit sharing expense decreased $4,207,000 due to a reduction in subsidiary performance which determines this formula-driven amount. In 2008, the Company incurred expenses related to the triennial ConExpo trade show of $3,631,000 which were not incurred in 2009. Commission expense decreased $3,506,000 and travel expense decreased $1,729,000.

Research and Development
Research and Development expenses decreased $892,000 or 4.7%, from $18,921,000 in 2008 to $18,029,000 in 2009. Although sales decreased 24.2% during 2009, the Company remained committed to new product development and current product improvement.

Intangible Asset Impairment Charges
During the fourth quarter of 2009, the Company recorded non-cash intangible asset impairment charges of $17,036,000. These charges consisted of an impairment charge to goodwill of $16,716,000 and an impairment charge to other intangible assets of $320,000. These impairment charges were the result of the Company’s annual intangible asset impairment review in the fourth quarter.

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

Other Income (Expense), Net
Other income (expense), net was $1,137,000 in 2009 compared to $6,255,000 in 2008, a decrease of $5,118,000. The primary reason for the decrease was a gain of $6,195,000 recognized in 2008 on the sale of certain equity securities. The primary component of the current year income amount is $615,000 of investment income from the investment portfolio at Astec Insurance.

Income Tax
Income tax expense for 2009 was $8,135,000, compared to income tax expense of $34,766,000 for 2008. The effective tax rates for 2009 and 2008 were 72.4% and 35.5%, respectively. The primary reason for the significant increase in the effective tax rate from 2008 to 2009 is intangible asset impairment charges in 2009 that were not fully deductible.

Net Income Attributable To Controlling Interest
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

Net Sales by Segment (in thousands)
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

Mobile Asphalt Paving Group: Sales in this group were $136,836,000 in 2009 compared to $150,692,000 in 2008, a decrease of $13,856,000 or 9.2%. Domestic sales for the Mobile Asphalt Paving Group increased 2.0% in 2009 over 2008. The Company believes this segment was also the beneficiary of federal stimulus spending under the ARRA of 2009. International sales for the Mobile Asphalt Paving Group decreased 37.3% in 2009 compared to 2008. The decrease internationally occurred primarily in Europe and Australia but was offset by an increase in Canada, which also passed stimulus spending legislation that benefited the transportation industry. Parts sales for this group increased 2.7% in 2009.

Underground Group: Sales in this group were $67,353,000 in 2009 compared to $135,152,000 in 2008, a decrease of $67,799,000 or 50.2%. Domestic sales for the Underground Group decreased 61.8% in 2009 compared to 2008. The primary reason for this decline is the weak domestic residential and commercial construction markets. International sales for the Underground Group decreased 35.8% in 2009 compared to 2008. The decrease in international sales occurred in Asia, Australia, Europe, South America, Central America and the Middle East. Parts sales for the Underground Group decreased 32.4% in 2009.

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

Segment Profit (Loss) (in thousands)
	2009	2008	$ Change	% Change
Asphalt Group	$33,455	$40,765	$(7,310)	(17.9%)
Aggregate and Mining Group	(172)	37,032	(37,204)	(100.5%)
Mobile Asphalt Paving Group	13,374	15,087	(1,713)	(11.4%)
Underground Group	(14,560)	12,510	(27,070)	(216.4%)
Other Group	(29,614)	(41,153)	11,539	28.0%

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

Other Group: The Other Group had a loss of $29,614,000 in 2009 compared to a loss of $41,153,000 in 2008, an improvement of $11,539,000 or 28%. The profit in this group is significantly impacted by U.S. federal income tax expense which is recorded at the parent company only. Income tax expense in this group decreased $21,132,000 in 2009 compared to 2008. Gross profit for this group decreased $6,535,000 in 2009 compared to 2008. This was a result of the decrease in sales of $23,124,000 in this group. The decrease in sales was partially offset by a decrease in unabsorbed overhead of $1,219,000 in 2009 compared to 2008. In addition, this segment incurred non-cash intangible asset impairment charges of $5,841,000 in 2009 which is reflected in intangible asset impairment charges in the consolidated statement of operations.

Liquidity and Capital Resources
The Company’s primary sources of liquidity and capital resources are its cash on hand, investments, borrowing capacity under a $100 million revolving credit facility and cash flows from operations. The Company had $94,597,000 of cash available for operating purposes at December 31, 2010. In addition, the Company had no borrowings outstanding under its credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”) at any time during the year ended December 31, 2010. Net of letters of credit of $7,557,000, the Company had borrowing availability of $92,443,000 under the credit facility.

During April 2007, the Company entered into an unsecured credit agreement with Wachovia Bank, National Association (“Wachovia”) whereby Wachovia has extended to the Company an unsecured line of credit of up to $100,000,000 including a sub-limit for letters of credit of up to $15,000,000. Wachovia has subsequently been acquired by Wells Fargo and the credit agreement is now with this financial institution.

The Wells Fargo credit facility had an original term of three years with two one-year extensions available. Early in 2010, the Company exercised the final extension bringing the new loan maturity date to May 2012. The interest rate for borrowings is a function of the Adjusted LIBOR Rate or Adjusted LIBOR Market Index Rate, as defined, as elected by the Company, plus a margin based upon a leverage ratio pricing grid ranging between 0.5% and 1.5%. As of December 31, 2010, the applicable margin based upon the leverage ratio pricing grid was equal to 0.5%. The unused facility fee is 0.125%. The Wells Fargo credit facility requires no principal amortization and interest only payments are due, in the case of loans bearing interest at the Adjusted LIBOR Market Index Rate, monthly in arrears and, in the case of loans bearing interest at the Adjusted LIBOR Rate, at the end of the applicable interest period. The interest rate was 0.76% and 0.73% at December 31, 2010 and 2009, respectively. The Wells Fargo credit agreement contains certain financial covenants including a minimum fixed charge coverage ratio, minimum tangible net worth and maximum allowed capital expenditures. The Company was in compliance with the covenants under its credit facility as of December 31, 2010.

The Company’s South African subsidiary, Osborn Engineered Products SA (Pty) Ltd, (“Osborn”) has available a credit facility of $9,046,000 (ZAR 60,000,000) to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of December 31, 2010, Osborn had no outstanding borrowings under the credit facility, but $3,910,000 in performance, advance payment and retention guarantees were issued under the facility. The facility is secured by Osborn’s buildings and improvements, accounts receivable and cash balances (cash balances up to $3,015,000) and a $2,000,000 letter of credit issued by the parent Company. As of December 31, 2010, Osborn had available credit under the facility of $5,136,000. The facility has an ongoing, indefinite term subject to annual reviews by the bank. The interest rate is the South Africa prime rate which was 9.00% and 10.50% at December 31, 2010 and 2009, respectively. The unused facility fee is 0.793%.

The Company’s Australian subsidiary, Astec Australia Pty Ltd (“Astec Australia”) has an available credit facility to finance short-term working capital needs of $813,000 (AUD 800,000) and banking arrangements to finance foreign exchange dealer limit orders of up to $1,677,000 (AUD 1,650,000), secured by cash balances in the amount of $762,000 (AUD 750,000) and a $1,000,000 letter of credit issued by the parent Company. No amounts were outstanding under the credit facilities at December 31, 2010. The interest rate is the Australian adjusted Bank Business Rate plus a margin of 1.05%. The interest rate was 12.46% and 11.21% at December 31, 2010 and 2009, respectively.

Cash Flows from Operating Activities (in thousands):
	2010	2009	Increase / Decrease
Net income	$32,572	$3,106	$29,466
Adjustments:
Provision for warranty	13,365	10,908	2,457
Intangible asset impairment charges	--	17,036	(17,036)
Sale / purchase of trading securities, net	946	(2,513)	3,459
Other, net	25,825	25,410	415
Changes in working capital:
(Increase) decrease in receivables	(11,911)	8,171	(20,082)
(Increase) decrease in inventories	(7,373)	36,570	(43,943)
(Increase) decrease in prepaid expenses	5,532	(698)	6,230
Increase (decrease) in accounts payable	7,351	(16,124)	23,475
Increase (decrease) in customer deposits	8,328	(15,938)	24,266
Increase (decrease) in other accrued liabilities	2,267	(2,667)	4,934
Other, net	(14,866)	(14,060)	(806)
Net cash provided by operating activities	$62,036	$49,201	$12,835

Net cash provided by operating activities increased $12,835,000 in 2010 compared to 2009. The primary reasons for the increase in operating cash flows are increases in cash provided by net income of $29,466,000, customer deposits of $24,266,000, accounts payable of $23,475,000, prepaid expenses of $6,230,000 and other accrued liabilities of $4,934,000. These positive cash changes were offset by increases in cash used to fund increases in receivables of $20,082,000 and inventory of $43,943,000. These changes in operating cash flows reflect increased sales and production activity during 2010 compared to 2009 as well as planned inventory purchases made to fulfill the Company’s backlog which was 60.4% higher at December 31, 2010 compared to December 31, 2009.

Cash Flows from Investing Activities (in thousands):
	2010	2009	Increase / Decrease
Expenditures for property and equipment	$(11,336)	$(17,463)	$6,127
Other, net	202	(192)	394
Net cash used by investing activities	$(11,134)	$(17,655)	$(6,521)

Net cash used by investing activities in 2010 decreased $6,521,000 compared to 2009 due primarily to reductions in cash used for capital expenditures of $6,127,000.

Cash Flows from Financing Activities (in thousands):
	2010	2009	Increase / Decrease
Proceeds from issuance of common stock	$1,431	$880	$551
Repayments under revolving line of credit	--	(3,427)	3,427
Other, net	595	(663)	1,258
Net cash (used) provided by financing activities	$2,026	$(3,210)	$5,236

Financing activities provided cash of $2,026,000 in 2010 while in 2009 financing activities used cash of $3,210,000 for a net change of $5,236,000. During 2009, the Company repaid the outstanding balance of $3,427,000 that was borrowed against its revolving line of credit during 2008.

Capital expenditures for 2011 are forecasted to total $29,382,000. The Company expects to finance these expenditures using currently available cash balances, internally generated funds and available credit under the Company’s credit facility. Capital expenditures are generally for machinery, equipment and facilities used by the Company in the production of its various products.

The Company believes that its current working capital, cash flows generated from future operations and available capacity under its credit facilities will be sufficient to meet the Company’s working capital and capital expenditure requirements through December 31, 2011.

Financial Condition
The Company’s current assets increased to $447,821,000 at December 31, 2010 from $384,365,000 at December 31, 2009, an increase of $63,456,000, or 16.5%. The increase is primarily attributable to increases in cash and cash equivalents of $54,168,000 and trade receivables of $11,640,000.

The Company’s current liabilities increased $24,119,000 to $130,426,000 at December 31, 2010 from $106,307,000 at December 31, 2009. The increase is primarily attributable to increases in customer deposits of $8,996,000, accounts payable of $8,105,000, other accrued liabilities of $2,895,000 and accrued payroll and related liabilities of $2,790,000. These items increased primarily due to increased production activity resulting from improving sales in 2010 compared to 2009.

Market Risk and Risk Management Policies
The Company is exposed to changes in interest rates, primarily from its revolving credit agreements. A hypothetical 100 basis point adverse move (increase) in interest rates would not have materially affected interest expense for the year ended December 31, 2010, since there were only minimal amounts outstanding on the revolving credit agreements during the year. The Company does not hedge variable interest.

The Company is subject to foreign exchange risk at its foreign operations. Foreign operations represent 12.8% and 11.1% of total assets at December 31, 2010 and 2009, respectively, and 11.2% and 10.4% of total revenue for the years ended December 31, 2010 and 2009, respectively. Each period the Company’s balance sheets and related results of operations are translated from their functional foreign currency into U.S. dollars for reporting purposes. As the dollar strengthens against those foreign currencies, the foreign denominated net assets and operating results become less valuable in the Company’s reporting currency. When the dollar weakens against those currencies the foreign denominated net assets and operating results become more valuable in the Company’s reporting currency. At each reporting date, the fluctuation in the value of the net assets and operating results due to foreign exchange rate changes is recorded as an adjustment to other comprehensive income in equity. The Company views its investments in foreign subsidiaries as long-term and does not hedge the net investments in foreign subsidiaries.

From time to time the Company’s foreign subsidiaries enter into transactions not denominated in their functional currency. In these situations, the Company evaluates the need to hedge those transactions against foreign currency rate fluctuations. When the Company determines a need to hedge a transaction, the subsidiary enters into a foreign currency exchange contract. The Company does not apply hedge accounting to these contracts and, therefore, recognizes the fair value of these contracts in the consolidated balance sheets and the change in the fair value of the contracts in current earnings.

Due to the limited exposure to foreign exchange rate risk, a 10% fluctuation in the foreign exchange rates at December 31, 2010 or 2009 would not have a material impact on the Company’s consolidated financial statements.

Aggregate Contractual Obligations
The following table discloses aggregate information about the Company’s contractual obligations and the period in which payments are due as of December 31, 2010 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease obligations	$1,833	$1,266	$532	$29	$6
Inventory purchase obligations	1,548	1,457	91	--	--
Real estate acquisition obligation	4,390	4,390	--	--	--
Total	$7,771	$7,113	$623	$29	$6

The above table excludes our liability for unrecognized tax benefits, which totaled $570,000 at December 31, 2010 since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

In 2010, the Company made contributions of approximately $972,000 to its pension plan and $421,000 to its post-retirement benefit plan for a total of $1,393,000, compared to $281,000 in 2009. The Company estimates that it will contribute a total of $433,000 to the pension and post-retirement plans during 2011. The Company’s funding policy for all plans is to make the minimum annual contributions required by applicable regulations.

Contingencies
Management has reviewed all claims and lawsuits and, upon the advice of counsel, has made adequate provision for any losses that can be reasonably estimated. However, the Company is unable to predict the ultimate outcome of the outstanding claims and lawsuits.

Certain customers have financed purchases of the Company’s products through arrangements in which the Company is contingently liable for customer debt and residual value guarantees aggregating $3,037,000 and $4,276,000 at December 31, 2010 and 2009, respectively. These obligations have average remaining terms of 5.25 years. The Company has recorded a liability of $288,000 related to these guarantees at December 31, 2010.

The Company is contingently liable under letters of credit of approximately $11,467,000, primarily for performance guarantees to customers, banks or insurance carriers.

Off-balance Sheet Arrangements
As of December 31, 2010 the Company does not have off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K, except for those items noted above.

Environmental Matters
During 2009, the Company received notice that Johnson Crushers International, Inc. is subject to an enforcement action brought by the U.S. Environmental Protection Agency and the Oregon Department of Environmental Quality related to an alleged failure to comply with federal and state air permitting regulations. Each agency is expected to seek sanctions that will include monetary penalties. No penalty has yet been proposed. The Company believes that it has cured the alleged violations and is cooperating fully with the regulatory agencies. At this stage of the investigations, the Company is unable to predict the outcome and the amount of any such sanctions.

During 2004, the Company has also received notice from the Environmental Protection Agency that it may be responsible for a portion of the costs incurred in connection with an environmental cleanup in Illinois. The discharge of hazardous materials and associated cleanup relate to activities occurring prior to the Company’s acquisition of Barber-Greene in 1986. The Company believes that over 300 other parties have received similar notice. At this time, the Company cannot predict whether the EPA will seek to hold the Company liable for a portion of the cleanup costs or the amount of any such liability.

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

Self-Insurance Reserves: The Company is insuring the retention portion of workers’ compensation claims and general liability claims by way of a captive insurance company, Astec Insurance Company. The objectives of Astec Insurance are to improve control over and reduce the cost of claims; to improve focus on risk reduction with development of a program structure which rewards proactive loss control; and to ensure active management participation in the defense and settlement process for claims.

For general liability claims, the captive is liable for the first $1.0 million per occurrence and $2.5 million per year in the aggregate. The Company carries general liability, excess liability and umbrella policies for claims in excess of those covered by the captive.

For workers’ compensation claims, the captive is liable for the first $350,000 per occurrence and $4.0 million per year in the aggregate. The Company utilizes a large national insurance company as third-party administrator for workers’ compensation claims and carries insurance coverage for claims liabilities in excess of amounts covered by the captive.

The financial statements of the captive are consolidated into the financial statements of the Company. The short-term and long-term reserves for claims and potential claims related to general liability and workers’ compensation under the captive are included in accrued loss reserves and other long-term liabilities, respectively, in the consolidated balance sheets depending on the expected timing of future payments. The undiscounted reserves are actuarially determined based on the Company’s evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. However, the Company does not believe it is reasonably likely that the reserve level will materially change in the near future.

At all but one of the Company’s domestic manufacturing subsidiaries, the Company is self-insured for health and prescription claims under its Group Health Insurance Plan. The Company carries reinsurance coverage to limit its exposure for individual health claims above certain limits. Third parties administer health claims and prescription medication claims. The Company maintains a reserve for the self-insured health plan which is included in accrued loss reserves on the Company’s consolidated balance sheets. This reserve includes both unpaid claims and an estimate of claims incurred but not reported, based on historical claims and payment experience. Historically the reserves have been sufficient to provide for claims payments. Changes in actual claims experience, or payment patterns, could cause the reserve to change, but the Company does not believe it is reasonably likely that the reserve level will materially change in the near future.

The remaining U.S. subsidiary is covered under a fully insured group health plan. Employees of the Company’s foreign subsidiaries are insured under health plans in accordance with their local governmental requirements. No reserves are necessary for these fully insured health plans.

Product Warranty Reserve: The Company accrues for the estimated cost of product warranties at the time revenue is recognized. Warranty obligations by product line or model are evaluated based on historical warranty claims experience. For machines, the Company’s standard product warranty terms generally include post-sales support and repairs of products at no additional charge for periods ranging from three months to one year or up to a specified number of hours of operation. For parts from component suppliers, the Company relies on the original manufacturer’s warranty that accompanies those parts. Generally, fabricated parts are not covered by specific warranty terms. Although failure of fabricated parts due to material or workmanship is rare, if it occurs, the Company’s policy is to replace fabricated parts at no additional charge.

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

Pension and Post-retirement Benefits: The determination of obligations and expenses under the Company’s pension and post-retirement benefit plans is dependent on the selection of certain assumptions used by the Company’s independent actuaries in calculating such amounts. Those assumptions are described in Note 12, Pension and Post-retirement Benefits, to the consolidated financial statements and include among others, the discount rate, expected return on plan assets and the expected rates of increase in health care costs. In accordance with accounting principles generally accepted in the United States, actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense in such periods. The Company has determined that a 1% change in either the discount rate or the rate of return on plan assets would not have a material effect on the financial condition or operating performance of the Company.

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

Goodwill and Other Intangible Assets: In accordance with U.S. GAAP, intangible assets are classified into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization, and (3) goodwill. Intangible assets with definite lives are tested for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. An impairment charge is recorded when the carrying value of the definite lived intangible asset is not recoverable by the cash flows generated from the use of the asset. Some of the inputs used in the impairment testing are highly subjective and are affected by changes in business factors and other conditions. Changes in any of the inputs could have an effect on future tests and result in impairment charges.

Intangible assets with indefinite lives and goodwill are not amortized. Intangible assets and goodwill are tested for impairment annually or more frequently if events or circumstances indicate that such intangible assets or goodwill might be impaired. The impairment tests of goodwill are performed at the reporting unit level. The Company’s reporting units are defined as its subsidiaries because each is a legal entity that is managed separately and manufactures and distributes distinct product lines. Such impairment tests for goodwill include comparing the fair value of the respective reporting unit with its carrying value, including goodwill. A variety of methodologies are used in conducting these impairment tests, including discounted cash flow analyses and market analyses. When the fair value is less than the carrying value of the intangible assets or the reporting unit, an impairment charge is recorded to reduce the carrying value of the assets to fair value.

The useful lives of identifiable intangible assets are determined after considering the specific facts and circumstances related to each intangible asset. Factors considered when determining useful lives include the contractual term of any agreement, the history of the asset, the Company’s long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, generally on a straight-line basis, over their useful lives, ranging from 3 to 15 years.

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

Stock-based Compensation: The Company currently has two types of stock-based compensation plans in effect for its employees and directors. The Company’s stock option plans have been in effect for a number of years and its stock incentive plan was put in place during 2006. These plans are more fully described in Note 16, Shareholders' Equity, to the consolidated financial statements. Restricted stock units (“RSU’s”) awarded under the Company’s stock incentive plan are granted shortly after the end of each year and are based upon the performance of the Company and its individual subsidiaries. RSU’s can be earned for performance in each of the years from 2006 through 2010 with additional RSU’s available based upon cumulative five-year performance. The Company estimates the number of shares that will be granted for the most recent fiscal year and the five-year cumulative performance based on actual and expected future operating results. The compensation expense for RSU’s expected to be granted for the most recent fiscal year and the cumulative five-year based awards is calculated using the fair value of the Company stock at each period end and is adjusted to the fair value as of each future period end until granted. Generally, each award will vest at the end of five years from the date of grant, or at a time the recipient retires after reaching age 65. Estimated forfeitures are based upon the expected turnover rates of the employees receiving awards under the plan. The fair value of stock options is estimated using the Black-Scholes method.

Fair Value: For cash and cash equivalents, trade receivables, other receivables, revolving debt and accounts payable, the carrying amount approximates the fair value because of the short-term nature of those instruments. Investments are carried at their fair value based on quoted market prices for identical or similar assets or, where no quoted prices exist, other observable inputs for the asset. All of the investments held by the Company at December 31, 2010 and 2009 are classified as Level 1 or Level 2 under the fair value hierarchy.

Recent Accounting Pronouncements
There are no recently promulgated accounting pronouncements (either recently adopted or yet to be adopted) that are likely to have a material impact on the Company’s financial reporting in the foreseeable future. See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements.

Forward-Looking Statements
This annual report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements contained anywhere in this Annual Report that are not limited to historical information are considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding:

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

These forward-looking statements are based largely on management’s expectations, which are subject to a number of known and unknown risks, uncertainties and other factors discussed in this report and in documents filed by the Company with the Securities and Exchange Commission, which may cause actual results, financial or otherwise, to be materially different from those anticipated, expressed or implied by the forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements to reflect future events or circumstances. You can identify these statements by forward-looking words such as “expect”, “believe”, “anticipate”, “goal”, “plan”, “intend”, “estimate”, “may”, “will”, “should” and similar expressions.

In addition to the risks and uncertainties identified elsewhere herein and in documents filed by the Company with the Securities and Exchange Commission, the following factors should be carefully considered when evaluating the Company’s business and future prospects: changes or delays in highway funding; rising interest rates; changes in oil prices; changes in steel prices; changes in the general economy; unexpected capital expenditures and decreases in liquidity; the timing of large contracts; production capacity; general business conditions in the industry; non-compliance with covenants in the Company’s credit facilities; demand for the Company’s products; and those other factors listed from time to time in the Company’s reports filed with the Securities and Exchange Commission. Certain of the risks, uncertainties and other factors discussed or noted above are more fully described in the section entitled “Business - Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2010.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Astec Industries, Inc.

We have audited the accompanying consolidated balance sheets of Astec Industries, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astec Industries, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Astec Industries, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chattanooga, Tennessee
March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Astec Industries, Inc.

We have audited Astec Industries, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Astec Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Astec Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of Astec Industries, Inc. and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chattanooga, Tennessee
March 1, 2011

CONSOLIDATED BALANCE SHEETS
   (in thousands, except shares and share data)

	December 31
Assets	2010	2009

Current assets:
Cash and cash equivalents	$94,597	$40,429
Trade receivables, less allowance for doubtful accounts of $1,820 in 2010 and $2,215 in 2009	77,978	66,338
Other receivables	2,885	1,767
Inventories	252,981	248,548
Prepaid expenses	7,325	12,927
Deferred income tax assets	10,339	12,067
Other current assets	1,716	2,289
Total current assets	447,821	384,365
Property and equipment, net	168,242	172,057
Investments	11,672	11,965
Goodwill	13,907	13,907
Other long-term assets	7,997	8,607
Total assets	$649,639	$590,901

Liabilities and Equity

Current liabilities:
Accounts payable	$44,493	$36,388
Customer deposits	35,602	26,606
Accrued product warranty	9,891	8,714
Accrued payroll and related liabilities	16,121	13,331
Accrued loss reserves	3,796	3,640
Other accrued liabilities	20,523	17,628
Total current liabilities	130,426	106,307
Deferred income tax liabilities	12,653	14,975
Other long-term liabilities	13,754	17,359
Total liabilities	156,833	138,641

Equity:
Preferred stock - authorized 4,000,000 shares of $1.00 par value; none issued	--	--
Common stock - authorized 40,000,000 shares of $.20 par value; issued and outstanding - 22,646,822 in 2010 and 22,551,283 in 2009	4,529	4,510
Additional paid-in capital	128,831	124,381
Accumulated other comprehensive income	8,046	4,551
Company shares held by SERP, at cost	(2,217)	(2,128)
Retained earnings	353,019	320,589
Shareholders’ equity	492,208	451,903
Non-controlling interest	598	357
Total equity	492,806	452,260
Total liabilities and equity	$649,639	$590,901

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
   (in thousands, except shares and share data)

	Year Ended December 31
	2010	2009	2008

Net sales	$771,335	$738,094	$973,700
Cost of sales	592,288	585,667	740,389
Gross profit	179,047	152,427	233,311
Selling, general and administrative expenses	114,141	107,455	122,621
Intangible asset impairment charges	--	17,036	--
Research and development expenses	17,482	18,029	18,921
Income from operations	47,424	9,907	91,769
Other income:
Interest expense	352	537	851
Interest income	956	734	888
Other income (expense), net	675	1,137	6,255
Income before income taxes	48,703	11,241	98,061
Income taxes	16,131	8,135	34,766
Net income	32,572	3,106	63,295
Net income attributable to non-controlling interest	142	38	167
Net income attributable to controlling interest	$32,430	$3,068	$63,128

Earnings per Common Share
Net income attributable to controlling interest:
Basic	$1.44	$0.14	$2.83
Diluted	1.42	0.14	2.80
Weighted average number of common shares outstanding:
Basic	22,517,246	22,446,940	22,287,554
Diluted	22,829,799	22,715,780	22,585,775

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
   (in thousands)

	Year Ended December 31
	2010	2009	2008
Cash Flows from Operating Activities
Net income	$32,572	$3,106	$63,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,022	17,752	16,657
Amortization	706	924	686
Provision (credit) for doubtful accounts	(11)	1,023	320
Provision for inventory reserves	5,258	4,305	4,143
Provision for warranty	13,365	10,908	18,317
Deferred compensation provision (benefit)	539	(399)	(502)
Deferred income tax (benefit) provision	(497)	382	2,552
Intangible asset impairment charges	--	17,036	--
(Gain) loss on disposition of fixed assets	(8)	66	(23)
Gain on sale of available for sale securities	--	--	(6,195)
Tax benefit from stock option exercises	(579)	(50)	(637)
Stock-based compensation	2,395	1,407	2,384
Sale (purchase) of trading securities, net	946	(2,513)	(1,623)
(Increase) decrease in, net of amounts acquired:
Trade and other receivables	(11,911)	8,171	10,926
Inventories	(7,373)	36,570	(70,790)
Prepaid expenses	5,532	(698)	(3,819)
Other assets	511	905	(625)
Increase (decrease) in, net of amounts acquired:
Accounts payable	7,351	(16,124)	(3,909)
Customer deposits	8,328	(15,938)	402
Accrued product warranty	(12,293)	(12,514)	(15,955)
Income taxes payable	972	(486)	(2,298)
Accrued retirement benefit costs	(1,098)	128	(800)
Accrued loss reserves	(1,210)	228	959
Other accrued liabilities	2,267	(2,667)	(4,352)
Other	(1,748)	(2,321)	925
Net cash provided by operating activities	62,036	49,201	10,038

Cash Flows from Investing Activities
Business acquisitions	--	(475)	(18,283)
Proceeds from sale of property and equipment	202	283	276
Expenditures for property and equipment	(11,336)	(17,463)	(39,932)
Sale of available for sale securities	--	--	16,500
Net cash used by investing activities	(11,134)	(17,655)	(41,439)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
   (in thousands)

	Year Ended December 31
	2010	2009	2008
Cash Flows from Financing Activities
Proceeds from issuance of common stock	$1,431	$880	$4,669
Tax benefit from stock option exercise	579	50	637
Net borrowings (repayments) under revolving line of credit	--	(3,427)	3,427
Principal repayments of notes payable assumed in business combinations	--	--	(912)
Cash from sale (acquisition) of shares of subsidiary	41	(635)	1
Sale (purchase) of company shares by Supplemental Executive Retirement Plan, net	(25)	(78)	(196)
Net cash provided (used) by financing activities	2,026	(3,210)	7,626
Effect of exchange rates on cash	1,240	2,419	(1,188)
Increase (decrease) in cash and cash equivalents	54,168	30,755	(24,963)
Cash and cash equivalents, beginning of year	40,429	9,674	34,637
Cash and cash equivalents, end of year	$94,597	$40,429	$9,674

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$352	$488	$787
Income taxes, net of refunds	$8,504	$9,319	$38,106

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2010, 2009 and 2008 (in thousands, except shares)
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Company Shares Held by SERP	Retained Earnings	Non- Controlling Interest	Total Equity
Balance December 31, 2007	22,299,125	$4,460	$114,255	$5,186	$(1,705)	$254,393	$883	$377,472
Net income						63,128	167	63,295
Other comprehensive income (loss):
Change in unrecognized pension and post retirement cost, net of income taxes of $(1,208)				(1,996)				(1,996)
Foreign currency translation adjustments				(6,913)			(243)	(7,156)
Unrealized gain on available-for-sale investment securities, net of income taxes of $2,888				4,790				4,790
Reclassification adjustment for gains included in net income, net of income taxes of $(2,329)				(3,866)				(3,866)
Comprehensive income (loss)							(76)	55,067
Stock-based compensation	5,206	1	2,383					2,384
Exercise of stock options, including tax benefit	204,001	41	5,265					5,306
Sale (purchase) of Company stock held by SERP, net			65		(261)			(196)
Balance December 31, 2008	22,508,332	4,502	121,968	(2,799)	(1,966)	317,521	807	440,033
Net income						3,068	38	3,106
Other comprehensive income (loss):
Change in unrecognized pension and post retirement cost, net of income taxes of $96				414				414
Foreign currency translation adjustments				6,936			(506)	6,430
Comprehensive income (loss)							(468)	9,950
Increase in ownership percentage of subsidiary							18	18
Stock-based compensation	7,947	1	1,406					1,407
Exercise of stock options, including tax benefit	35,004	7	923					930
Sale (purchase) of Company stock held by SERP, net			84		(162)			(78)
Balance December 31, 2009	22,551,283	4,510	124,381	4,551	(2,128)	320,589	357	452,260
Net income						32,430	142	32,572
Other comprehensive income:
Change in unrecognized pension and post retirement cost, net of income taxes of ($98)				(224)				(224)
Foreign currency translation adjustments				3,719			100	3,819
Comprehensive income							242	36,167
Decrease in ownership percentage of subsidiary							(1)	(1)
Stock-based compensation	5,315	1	2,394					2,395
Exercise of stock options, including tax benefit	90,224	18	1,992					2,010
Sale (purchase) of Company stock held by SERP, net			64		(89)			(25)
Balance December 31, 2010	22,646,822	$4,529	$128,831	$8,046	$(2,217)	$353,019	$598	$492,806
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

1. Summary of Significant Accounting Policies

Basis of Presentation - The consolidated financial statements include the accounts of Astec Industries, Inc. and its domestic and foreign subsidiaries. The Company’s significant wholly-owned and consolidated subsidiaries at December 31, 2010 are as follows:

American Augers, Inc.	Astec Australia Pty Ltd
Astec, Inc.	Astec Insurance Company
Astec Underground, Inc.	Astec Mobile Screens, Inc.
Breaker Technology, Inc.	Breaker Technology Ltd.
Carlson Paving Products, Inc.	CEI Enterprises, Inc.
Heatec, Inc.	Johnson Crushers International, Inc.
Kolberg-Pioneer, Inc.	Osborn Engineered Products SA (Pty) Ltd (98% owned)
Peterson Pacific Corp.	Roadtec, Inc.
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

Foreign Currency Translation - Subsidiaries located in Australia, Canada and South Africa operate primarily using local functional currencies. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting adjustments are presented as a separate component of accumulated other comprehensive income. Foreign currency transaction gains and (losses), net are included in cost of sales and amounted to ($450,000), $361,000, and ($547,000) in 2010, 2009 and 2008, respectively.

Fair Value of Financial Instruments - For cash and cash equivalents, trade receivables, other receivables, revolving debt and accounts payable, the carrying amount approximates the fair value because of the short-term nature of those instruments. Trading equity investments are valued at their estimated fair value based on their quoted market prices and debt securities are valued based upon a mix of observable market prices and model driven prices derived from a matrix of observable market prices for assets with similar characteristics obtained from a nationally recognized third party pricing service.

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

All assets and liabilities held by the Company at December 31, 2010 and 2009 are classified as Level 1 or Level 2 as summarized in Note 3, Fair Value Measurements.

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

Concentration of Credit Risk - The Company sells products to a wide variety of customers. Accounts receivable are carried at their outstanding principal amounts, less an allowance for doubtful accounts. The Company extends credit to its customers based on an evaluation of the customers’ financial condition generally without requiring collateral although the Company normally requires advance payments or letters of credit on large equipment orders. Credit risk is driven by conditions within the economy and the industry and is principally dependent on each customer’s financial condition. To minimize credit risk, the Company monitors credit levels and financial conditions of customers on a continuing basis. After considering historical trends for uncollectible accounts, current economic conditions and specific customer recent payment history and financial stability, the Company records an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. Amounts are deemed past due when they exceed the payment terms agreed to by the customer in the sales contract. Past due amounts are charged off when reasonable collection efforts have been exhausted and the amounts are deemed uncollectable by management. As of December 31, 2010, concentrations of credit risk with respect to receivables are limited due to the wide variety of customers.

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

Intangible assets with indefinite lives including goodwill are not amortized. The Company tests these intangible assets and goodwill for impairment annually or more frequently if events or circumstances indicate that such intangible assets or goodwill might be impaired. The Company performs impairment tests of goodwill at the reporting unit level and of other indefinite lived intangible assets at the asset level. The Company’s reporting units are defined as its subsidiaries because each is a legal entity that is managed separately and manufactures and distributes distinct product lines. Such impairment tests for goodwill include comparing the fair value of the respective reporting unit with its carrying value, including goodwill. A variety of methodologies are used in conducting these impairment tests, including discounted cash flow analyses and market analyses. When the fair value is less than the carrying value of an intangible asset or a reporting unit, an impairment charge is recorded to reduce the carrying value of the asset to fair value.

The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors considered when determining useful lives include the contractual terms of agreements, the history of the asset, the Company’s long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, normally on a straight-line basis, over their useful lives, ranging from 3 to 15 years.

Impairment of Long-lived Assets - In the event that facts and circumstances indicate the carrying amounts of long-lived assets may be impaired, an evaluation of recoverability is performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the carrying amount for each asset (or group of assets) to determine if a writedown is required. If this review indicates that the assets will not be recoverable, the carrying values of the impaired assets are reduced to their estimated fair value. Fair value is estimated using discounted cash flows, prices for similar assets or other valuation techniques.

Self-Insurance Reserves - The Company retains the risk for a portion of its workers’ compensation claims and general liability claims by way of a captive insurance company, Astec Insurance Company, (“Astec Insurance” or “the captive”). Astec Insurance is incorporated under the laws of the state of Vermont. The objectives of Astec Insurance are to improve control over and reduce the cost of claims; to improve focus on risk reduction with development of a program structure which rewards proactive loss control; and to ensure management participation in the defense and settlement process for claims.

For general liability claims, the captive is liable for the first $1.0 million per occurrence and $2.5 million per year in the aggregate. The Company carries general liability, excess liability and umbrella policies for claims in excess of those covered by the captive.

For workers’ compensation claims, the captive is liable for the first $350,000 per occurrence and $4.0 million per year in the aggregate. The Company utilizes a large national insurance company as third party administrator for workers’ compensation claims and carries insurance coverage for claims liabilities in excess of amounts covered by the captive.

The financial statements of the captive are consolidated into the financial statements of the Company. The short-term and long-term reserves for claims and potential claims related to general liability and workers’ compensation under the captive are included in accrued loss reserves or other long-term liabilities, respectively, in the consolidated balance sheets depending on the expected timing of future payments. The undiscounted reserves are actuarially determined to cover the ultimate cost of each claim based on the Company’s evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. However, the Company does not believe it is reasonably likely that the reserve level will materially change in the foreseeable future.

At all but one of the Company’s domestic manufacturing subsidiaries, the Company is self-insured for health and prescription claims under its Group Health Insurance Plan. The Company carries reinsurance coverage to limit its exposure for individual health claims above certain limits. Third parties administer health claims and prescription medication claims. The Company maintains a reserve for the self-insured health plan which is included in accrued loss reserves on the Company’s consolidated balance sheets. This reserve includes both unpaid claims and an estimate of claims incurred but not reported, based on historical claims and payment experience. Historically the reserves have been sufficient to provide for claims payments. Changes in actual claims experience or payment patterns could cause the reserve to change, but the Company does not believe it is reasonably likely that the reserve level will materially change in the near future.

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

The Company presents in the statements of operations any taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between a seller and a customer, such as sales, use, value-added and some excise taxes, on a net (excluded from revenue) basis.

Advertising Expense - The cost of advertising is expensed as incurred. The Company incurred $3,056,000, $3,002,000, and $3,603,000 in advertising costs during 2010, 2009 and 2008, respectively, which is included in selling, general and administrative expenses.

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

The Company evaluates a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold, no benefit is recognized. The Company is periodically audited by U.S. federal and state as well as foreign tax authorities. While it is often difficult to predict final outcome or timing of resolution of any particular tax matter, the Company believes its reserve for uncertain tax positions is adequate to reduce the uncertain positions to the greatest amount of benefit that is more likely than not realizable.

Product Warranty Reserve - The Company accrues for the estimated cost of product warranties at the time revenue is recognized. Warranty obligations by product line or model are evaluated based on historical warranty claims experience. For machines, the Company’s standard product warranty terms generally include post-sales support and repairs of products at no additional charge for periods ranging from three months to one year or up to a specified number of hours of operation. For parts from component suppliers, the Company relies on the original manufacturer’s warranty that accompanies those parts. Generally, Company fabricated parts are not covered by specific warranty terms. Although failure of fabricated parts due to material or workmanship is rare, if it occurs, the Company’s policy is to replace fabricated parts at no additional charge.

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

The Company recognizes as an asset or liability, the overfunded or underfunded status of its pension and postretirement benefit plans. Actuarial gains and losses, amortization of prior service cost (credit) and amortization of transition obligations are recognized through other comprehensive income in the year in which the changes occur. The Company measures the funded status of its pension and post-retirement benefit plans as of the date of the Company’s fiscal year-end.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31
	2010	2009	2008
Numerator:
Net income attributable to controlling interest	$32,430,000	$3,068,000	$63,128,000
Denominator:
Denominator for basic earnings per share	22,517,246	22,446,940	22,287,554
Effect of dilutive securities:
Employee stock options and restricted stock units	214,668	172,525	208,152
Supplemental executive retirement plan	97,885	96,315	90,069
Denominator for diluted earnings per share	22,829,799	22,715,780	22,585,775
Net income attributable to controlling interest per share:
Basic	$1.44	$0.14	$2.83
Diluted	1.42	0.14	2.80

For the years ended December 31, 2010, 2009 and 2008, respectively, 1,000, 32,000 and 20,000 options were antidilutive and were not included in the diluted EPS computation.

Derivatives and Hedging Activities - The Company recognizes all derivatives in the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through income or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative’s change in fair value is immediately recognized in income. From time to time the Company’s foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuation in currency exchange rates. See Note 13, Derivative Financial Instruments, regarding foreign exchange contracts outstanding at December 31, 2010 and 2009.

Shipping and Handling Fees and Cost - The Company records revenues earned for shipping and handling as revenue, while the cost of shipping and handling is classified as cost of goods sold.

Litigation Contingencies - In the normal course of business in the industry, the Company is named as a defendant in a number of legal proceedings associated with product liability and other matters. The Company does not believe it is party to any legal proceedings that will have a materially adverse effect on its consolidated financial position. It is possible, however, that future results of operations for any particular quarter or annual period could be materially affected by changes in assumptions related to these proceedings. See Note 15, Contingent Matters for additional discussion of the Company’s legal contingencies.

Business Combinations - The Company accounts for all business combinations since January 1, 2009 using the acquisition method (as required by recently issued accounting pronouncements). Accordingly, intangible assets are recorded apart from goodwill if they arise from contractual or legal rights or if they are separable from goodwill. Related third party acquisition costs are expensed as incurred and contingent consideration is booked at its fair value as part of the purchase price.

Assets and liabilities that arose from acquisitions prior to January 1, 2009 preceded the new rules and were not adjusted upon application of the new standards. For all acquisitions completed prior to 2009, the acquisition purchase prices were allocated to the identified assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition, with any residual amounts allocated to goodwill. Purchase price allocations were considered preliminary for up to one year or until the Company was no longer waiting for final information impacting the purchase price recorded. The Company recognized any third party acquisition costs as a component of the purchase price.

Subsequent Events Review - Management has evaluated events occurring between December 31, 2010 and the date these financial statements were filed with the Securities and Exchange Commission for proper recording or disclosure therein.

Recent Accounting Pronouncements - In September 2006, the Financial Accounting Standards Board (“FASB”) issued a statement clarifying how to measure assets and liabilities at fair value. This guidance applies whenever another U.S. GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. Portions of the statement were effective for financial statements issued for fiscal years beginning after November 15, 2007, and the Company began applying those provisions effective January 1, 2008. In February 2008, the FASB issued additional guidance which delayed the effective date of the provisions of the statement concerning all nonfinancial assets and nonfinancial liabilities for one year, except those recognized at fair value in the financial statements on a recurring basis. The Company adopted the delayed provisions of the statements as of January 1, 2009. The adoption of these statements did not have a significant impact on the Company’s financial statements.

In December 2007, the FASB issued two statements that impact the way companies account for business combinations and present earnings in their financial statements. The first statement established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This standard also established disclosure requirements which are intended to enable users to evaluate the nature and financial effects of a business combination. The second statement clarified that a noncontrolling interest in a subsidiary should generally be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share continues to be based on income amounts attributable to the parent. Both statements were effective for financial statements issued for fiscal years beginning after December 15, 2008, and the Company began applying these provisions effective January 1, 2009. The adoption of these statements has not had a significant impact on the Company’s financial position or results of operations to date but did require the Company to recast the financial statements for all prior periods presented herein to conform to the new required presentation of non-controlling interest.

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

In December 2008, the FASB issued new guidance related to an employer’s disclosures about the type of plan assets held in a defined benefit pension or other post-retirement plan. This guidance is effective for financial statements issued for fiscal years ending after December 15, 2009. The expanded disclosures are presented in Note 12, Pension and Post-retirement Benefits.

In April 2009, the FASB issued a pronouncement that requires assets acquired and liabilities assumed in business combinations that arise from contingencies be recognized at fair value if fair value can reasonably be estimated. The pronouncement further requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as a contingent consideration of the acquirer and should be initially and subsequently measured at fair value. The guidance was effective for business combinations on or after the beginning of the first annual reporting period after December 15, 2008. As such the Company began applying the provisions of this pronouncement on January 1, 2009. The adoption of these provisions has not had a significant impact on the Company’s financial position or results of operations to date.

In April 2009, the FASB issued a pronouncement which affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active; and eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The guidance was effective for interim and annual periods ending after June 15, 2009. The Company began applying the provisions of the pronouncement effective April 1, 2009. The adoption of this pronouncement has not had a significant impact on the Company’s financial statements.

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

In October 2009, the FASB issued guidance that superseded certain previous rules relating to how a company allocates consideration to all of its deliverables in a multiple-deliverable revenue arrangement. The revised guidance eliminates the use of the residual method of allocation in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration and alternatively requires that the relative-selling-price method be used in all circumstances in which an entity recognizes revenue for an arrangement with multiple-deliverables. The revised guidance requires both ongoing disclosures regarding an entity’s multiple-element revenue arrangements as well as certain transitional disclosures during periods after adoption. All entities must adopt the revised guidance no later than the beginning of their first fiscal year beginning on or after June 15, 2010 with earlier adoption allowed. Entities may elect to adopt the guidance through either prospective application or through retrospective application to all revenue arrangements for all periods presented. The Company plans to adopt the revised guidance effective January 1, 2011, using prospective application. The Company does not believe the adoption of this guidance will have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued guidance that clarifies the scope and establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interest of a subsidiary. This standard update was effective beginning with the interim or annual reporting period ending on or after December 15, 2009. The Company began applying this amendment in its December 31, 2009 financial statements. The adoption of this amendment did not have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued guidance which adds new requirements for disclosures of fair value measurements. The guidance requires the disclosure of transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. Additionally, the guidance clarifies existing fair values disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The Company began applying this provision for reporting periods beginning March 31, 2010. The adoption of this pronouncement did not have a significant impact on the Company’s financial statements.

2. Inventories

Inventories consist of the following (in thousands):

	December 31
	2010	2009
Raw materials and parts	$96,731	$90,150
Work-in-process	60,463	52,010
Finished goods	77,583	87,968
Used equipment	18,204	18,420
Total	$252,981	$248,548

The above inventory amounts are net of reserves totaling $19,399,000 and $16,378,000 in 2010 and 2009, respectively.

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

As indicated in the table below, the Company has determined that its financial assets and liabilities at December 31, 2010 are level 1 and level 2 in the fair value hierarchy (in thousands):
	Level 1	Level 2	Level 3	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$1,516	$--	$--	$1,516
SERP mutual funds	1,158	--	--	1,158
Preferred stocks	562	--	--	562
Trading debt securities:
Corporate bonds	--	5,446	--	5,446
Municipal bonds	--	3,837	--	3,837
Floating rate notes	--	225	--	225
Other government bonds	--	84	--	84
Pension assets	9,376	--	--	9,376
Total financial assets	$12,612	$9,592	$--	$22,204
Financial Liabilities:
SERP liabilities	$5,807	$--	$--	$5,807
Derivative financial instruments	--	1,251	--	1,251
Total financial liabilities	$5,807	$1,251	$--	$7,058

4. Investments

The Company’s investments (other than pension assets) consist of the following (in thousands):
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
December 31, 2010
Trading equity securities	$3,089	$154	$7	$3,236
Trading debt securities	9,393	266	67	9,592
Total	$12,482	$420	$74	$12,828
December 31, 2009
Trading equity securities	$2,753	$29	$79	$2,703
Trading debt securities	10,564	405	56	10,913
Total	$13,317	$434	$135	$13,616

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

Trading debt securities are comprised mainly of marketable debt securities held by Astec Insurance. Astec Insurance has an investment strategy that focuses on providing regular and predictable interest income from a diversified portfolio of high-quality fixed income securities. At December 31, 2010 and 2009, $1,156,000 and $1,651,000, respectively, of trading debt securities were due to mature within twelve months and, accordingly, are included in other current assets.

Net unrealized gains or (losses) incurred during 2010, 2009 and 2008, respectively, on investments still held as of the end of each reporting period, amounted to $219,000, $1,015,000 and ($675,000).

5. Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Current U.S. accounting guidance provides that goodwill and indefinite-lived intangible assets be tested for impairment at least annually. The Company performs the required valuation procedures each year as of December 31 after the following year’s forecasts are submitted and reviewed. The valuations performed in 2010 and 2008 indicated no impairment of goodwill.

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

The changes in the carrying amount of goodwill by reporting segment for the years ended December 31, 2010 and 2009 are as follows (in thousands):
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	Other	Total
Balance, December 31, 2008	$5,961	$16,245	$1,646	$--	$5,807	$29,659
Impairment charge	--	(10,909)	--	--	(5,807)	(16,716)
Final accounting adjustment on business combination	(39)	--	--	--	--	(39)
Foreign currency translation	--	1,003	--	--	--	1,003
Balance, December 31, 2009	$5,922	$6,339	$1,646	$--	$--	$13,907
Balance, December 31, 2010	$5,922	$6,339	$1,646	$--	$--	$13,907

6. Long-lived and Intangible Assets

Long-lived assets, including finite-lived intangible assets, are reviewed for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Impairment losses for long-lived assets “held and used” and finite-lived intangible assets are recorded if the sum of the estimated future undiscounted cash flows used to test for recoverability is less than the carrying value.

As a result of the Company’s 2009 periodic review of the recoverability of intangible assets, the Company recorded an impairment loss of $320,000 of which $286,000 was attributed to a dealer network and customer base in the Underground Group and $34,000 was attributed to patents in the All Others Group. This expense is included in “intangible asset impairment charges” in the consolidated statements of operations.

Amortization expense on intangible assets was $598,000, $693,000 and $532,000 for 2010, 2009 and 2008, respectively. Intangible assets, which are included in other long-term assets on the accompanying consolidated balance sheets, consisted of the following at December 31, 2010 and 2009 (in thousands):
	2010			2009
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable assets:
Dealer network and customer relationships	$3,620	$(830)	$2,790	$3,525	$(551)	$2,974
Other	1,624	(1,130)	494	2,866	(923)	1,943
Total amortizable assets	5,244	(1,960)	3,284	6,391	(1,474)	4,917
Non-amortizable assets:
Trade names	2,003	--	2,003	2,003	--	2,003
Total	$7,247	$(1,960)	$5,287	$8,394	$(1,474)	$6,920

Intangible asset amortization expense is expected to be $391,000, $384,000, $307,000, $255,000 and $240,000 in the years ending December 31, 2011, 2012, 2013, 2014 and 2015, respectively, and $1,707,000 thereafter.

7. Property and Equipment

Property and equipment consist of the following (in thousands):
	December 31
	2010	2009
Land, land improvements and buildings	$126,618	$124,737
Equipment	211,579	200,279
Less accumulated depreciation	(169,955)	(152,959)
Total	$168,242	$172,057

Depreciation expense was $18,022,000, $17,752,000 and $16,657,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

8. Leases

The Company leases certain land, buildings and equipment for use in its operations under various operating leases. Total rental expense charged to operations under operating leases was approximately $2,380,000, $2,794,000 and $3,186,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Minimum rental commitments for all noncancelable operating leases at December 31, 2010 are as follows (in thousands):
2011	$1,266
2012	302
2013	148
2014	82
2015	29
Thereafter	6
$1,833

9. Debt

During April 2007, the Company entered into an unsecured credit agreement with Wachovia Bank, National Association (“Wachovia”) whereby Wachovia has extended to the Company an unsecured line of credit of up to $100,000,000 including a sub-limit for letters of credit of up to $15,000,000. Wachovia has subsequently been acquired by Wells Fargo Bank, N.A. (“Wells Fargo”) and the credit agreement is now with this financial institution.

The Wells Fargo credit facility had an original term of three years with two one-year extensions available. Early in 2010, the Company exercised the final extension bringing the new loan maturity date to May 2012. The interest rate for borrowings is a function of the Adjusted LIBOR Rate or Adjusted LIBOR Market Index Rate, as defined, as elected by the Company, plus a margin based upon a leverage ratio pricing grid ranging between 0.5% and 1.5%. As of December 31, 2010, the applicable margin based upon the leverage ratio pricing grid was equal to 0.5%. The unused facility fee is 0.125%. The Wells Fargo credit facility requires no principal amortization and interest only payments are due, in the case of loans bearing interest at the Adjusted LIBOR Market Index Rate, monthly in arrears and, in the case of loans bearing interest at the Adjusted LIBOR Rate, at the end of the applicable interest period. The interest rate was 0.76% and 0.73% at December 31, 2010 and 2009, respectively. The Wells Fargo credit agreement contains certain financial covenants including a minimum fixed charge coverage ratio, minimum tangible net worth and maximum allowed capital expenditures. At December 31, 2010, the Company had no borrowings outstanding under the credit facility but did have letters of credit outstanding totaling $7,557,000, resulting in borrowing availability of $92,443,000 on the Wells Fargo credit facility. The Company was in compliance with the covenants under its credit facility as of December 31, 2010.

The Company’s South African subsidiary, Osborn Engineered Products SA (Pty) Ltd, (“Osborn”) has available a credit facility of $9,046,000 (ZAR 60,000,000) to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of December 31, 2010, Osborn had no outstanding borrowings under the credit facility, but $3,910,000 in performance, advance payment and retention guarantees were issued under the facility. The facility is secured by Osborn’s buildings and improvements, accounts receivable and cash balances (cash balances up to $3,015,000) and a $2,000,000 letter of credit issued by the parent Company. As of December 31, 2010, Osborn had available credit under the facility of $5,136,000. The facility has an ongoing, indefinite term subject to annual reviews by the bank. The interest rate is the South Africa prime rate which was 9.00% and 10.50% at December 31, 2010 and 2009, respectively. The unused facility fee is 0.793%.

The Company’s Australian subsidiary, Astec Australia Pty Ltd (“Astec Australia”) has an available credit facility to finance short-term working capital needs of $813,000 (AUD 800,000) and banking arrangements to finance foreign exchange dealer limit orders of up to $1,677,000 (AUD 1,650,000), secured by cash balances in the amount of $762,000 (AUD 750,000) and a $1,000,000 letter of credit issued by the parent Company. No amounts were outstanding under the credit facilities at December 31, 2010. The interest rate is the Australian adjusted Bank Business Rate plus a margin of 1.05%. The interest rate was 12.46% and 11.21% at December 31, 2010 and 2009, respectively.

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

Changes in the Company’s product warranty liability during 2010 and 2009 are as follows (in thousands):
	2010	2009
Reserve balance, beginning of year	$8,714	$10,050
Warranty liabilities accrued	13,365	10,908
Warranty liabilities settled	(12,270)	(12,416)
Other	82	172
Reserve balance, end of year	$9,891	$8,714

11. Accrued Loss Reserves

The Company accrues reserves for losses related to known workers’ compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company. The undiscounted reserves are actuarially determined based on the Company’s evaluation of the type and severity of individual claims and historical information, primarily its own claim experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. Total accrued loss reserves at December 31, 2010 were $8,044,000 compared to $9,253,000 at December 31, 2009, of which $4,248,000 and $5,613,000 was included in other long-term liabilities at December 31, 2010 and 2009, respectively.

12. Pension and Post-retirement Benefits

Prior to December 31, 2003, all employees of the Company’s Kolberg-Pioneer, Inc. subsidiary were covered by a defined benefit pension plan. After December 31, 2003, all benefit accruals under the plan ceased and no new employees could become participants in the plan. Benefits paid under this plan are based on years of service multiplied by a monthly amount. In addition, the Company also sponsored two post-retirement medical and life insurance plans covering the employees of its Kolberg-Pioneer, Inc. and Telsmith, Inc. subsidiaries and a life insurance plan covering retirees of its former Barber-Greene subsidiary. During 2008, the Company terminated the retiree medical plan at Kolberg-Pioneer, Inc. and completed a lump-sum buyout of the retiree life plans at Kolberg-Pioneer, Inc. and Barber-Greene. Settlement cost of $109,000 is included as a component of net periodic benefit cost for 2008. The Company’s funding policy for all plans is to make the minimum annual contributions required by applicable regulations.

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

The following provides information regarding benefit obligations, plan assets and the funded status of the plans (in thousands, except as noted *):
	Pension Benefits		Post-retirement Benefits
	2010	2009	2010	2009
Change in benefit obligation
Benefit obligation, beginning of year	$10,739	$10,120	$579	$466
Service cost	--	--	44	40
Interest cost	607	613	27	27
Actuarial loss	603	473	421	95
Benefits paid	(495)	(467)	(421)	(49)
Plan change	--	--	(82)	--
Benefit obligation, end of year	11,454	10,739	568	579
Accumulated benefit obligation	$11,454	$10,739	$--	$--
Change in plan assets
Fair value of plan assets, beginning of year	$7,896	$6,783	$--	$--
Actual gain on plan assets	1,003	1,348	--	--
Employer contribution	972	232	421	49
Benefits paid	(495)	(467)	(421)	(49)
Fair value of plan assets, end of year	9,376	7,896	--	--
Funded status, end of year	$(2,078)	$(2,843)	$(568)	$(579)
Amounts recognized in the consolidated balance sheets
Current liabilities	$--	$--	$(90)	$(69)
Noncurrent liabilities	(2,078)	(2,843)	(478)	(510)
Net amount recognized	$(2,078)	$(2,843)	$(568)	$(579)
Amounts recognized in accumulated other comprehensive income (loss) consist of
Net loss (gain)	$3,960	$4,005	$(120)	$(593)
Transition obligation	--	--	47	71
Prior service credit	--	--	(82)	--
Net amount recognized	$3,960	$4,005	$(155)	$(522)
Weighted average assumptions used to determine benefit obligations as of December 31*
Discount rate	5.40%	5.78%	4.50%	4.95%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

The measurement date used for all plans was December 31.

In determining the expected return on plan assets, the historical experience of the plan assets, the current and expected allocation of the plan assets and the expected long-term rates of return were considered.

All assets in the Company’s pension plan are invested in an exchange traded mutual fund. The allocation of assets within the mutual fund as of the measurement date (December 31) and the target asset allocation ranges by asset category are as follows:
	Actual Allocation		2010 & 2009 Target
Asset Category	2010	2009	Allocation Ranges
Equity securities	63.8%	61.7%	53 - 73%
Debt securities	30.3%	33.7%	21 - 41%
Money market funds	5.9%	4.6%	0 - 15%
Total	100.0%	100.0%

The weighted average annual assumed rate of increase in per capita health care costs is 9.0% for 2011 and is assumed to decrease gradually to 5.0% by 2017 and remain at that level thereafter. A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects (in thousands):
	2010	2009
Effect on total service and interest cost
1% Increase	$4	$3
1% Decrease	(4)	(7)
Effect on accumulated post-retirement benefit obligation
1% Increase	20	32
1% Decrease	(19)	(29)

Net periodic benefit cost for 2010, 2009 and 2008 included the following components (in thousands, except as noted *):
	Pension Benefits			Post-retirement Benefits
	2010	2009	2008	2010	2009	2008
Components of net periodic benefit cost
Service cost	$--	$--	$--	$44	$40	$46
Interest cost	607	613	607	27	27	60
Expected return on plan assets	(610)	(531)	(733)	--	--	--
Amortization of prior service cost	--	--	--	--	--	14
Amortization of transition obligation	--	--	--	24	25	34
Settlement	--	--	--	--	--	109
Amortization of net (gain) loss	255	301	29	(52)	(65)	109
Net periodic benefit cost	$252	$383	$(97)	$43	$27	$372
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss (gain)	$210	$(344)	$3,391	$421	$95	$15
Amortization of net gain (loss)	(255)	(301)	(29)	52	65	(109)
Prior service cost (credit)	--	--	--	(82)	--	22
Amortization of prior service credit	--	--	--	--	--	(14)
Transition obligation	--	--	--	--	--	(38)
Amortization of transition obligation	--	--	--	(24)	(25)	(34)
Total recognized in other comprehensive income	(45)	(645)	3,362	367	135	(158)
Total recognized in net periodic benefit cost and other comprehensive income	$207	$(262)	$3,265	$410	$162	$214
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31*
Discount rate	5.78%	6.19%	6.41%	4.95%	6.19%	5.59%
Expected return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A

The Company expects to contribute $343,000 to the pension plan and $90,000 to the post-retirement benefit plan during 2011.
	Pension Benefits	Post-retirement Benefits
Amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit cost in 2011(in thousands)
Amortization of net (gain) loss	$257	$(7)
Amortization of prior service credit	--	(10)
Amortization of transition obligation	--	24

The following estimated future benefit payments are expected to be paid in the years indicated (in thousands):
	Pension Benefits	Post-retirement Benefits
2011	$534	$90
2012	572	43
2013	583	29
2014	657	50
2015	674	58
2016 - 2020	3,832	559

The Company sponsors a 401(k) defined contribution plan to provide eligible employees with additional income upon retirement. The Company’s contributions to the plan are based on employee contributions. The Company’s contributions totaled $3,866,000, $3,982,000, and $4,857,000 in 2010, 2009 and 2008, respectively.

The Company maintains a Supplemental Executive Retirement Plan (“SERP”) for certain of its executive officers. The plan is a non-qualified deferred compensation plan administered by the Board of Directors of the Company, pursuant to which the Company makes quarterly cash contributions of a certain percentage of executive officers’ compensation. Investments are self-directed by participants and can include Company stock. Upon retirement, participants receive their apportioned share of the plan assets in the form of cash.

Assets of the SERP consist of the following (in thousands):
	December 31, 2010		December 31, 2009
	Cost	Market	Cost	Market
Company stock	$2,217	$3,133	$2,128	$2,569
Equity securities	2,549	2,674	2,363	2,334
Total	$4,766	$5,807	$4,491	$4,903

The Company periodically adjusts the deferred compensation liability such that the balance of the liability equals the total fair market value of all assets held by the trust established under the SERP. Such liabilities are included in other long-term liabilities on the consolidated balance sheets. The equity securities are included in investments in the consolidated balance sheets and classified as trading equity securities. See Note 4, Investments for additional information. The cost of the Company stock held by the plan is included as a reduction in shareholders’ equity in the consolidated balance sheets.

The change in the fair market value of Company stock held in the SERP results in a charge or credit to “selling, general and administrative expenses” in the consolidated statements of operations because the acquisition cost of the Company stock in the SERP is recorded as a reduction of shareholders’ equity and is not adjusted to fair market value; however, the related liability is adjusted to the fair market value of the stock as of each period end. The Company recognized expense of $539,000 in 2010 and income of $399,000 and $502,000 in 2009 and 2008, respectively, related to the change in the fair value of the Company stock held in the SERP.

13. Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency risk. From time to time the Company’s foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates. The fair value of the derivative financial instrument is recorded on the Company’s balance sheet and is adjusted to fair value at each measurement date. The changes in fair value are recognized in the consolidated statements of operation in the current period. The Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes. The average U.S. dollar equivalent notional amount of outstanding foreign currency exchange contracts was $8,686,000 during 2010. The Company reported $1,221,000 of derivative liabilities in other accrued liabilities and $30,000 in other long-term liabilities at December 31, 2010. At December 31, 2009, the Company reported $111,000 of derivative liabilities in other accrued liabilities and $10,000 in other long-term liabilities. The Company recognized, as a component of cost of sales, net losses on derivative financial instruments of $1,473,000 and $20,000 for the years ended December 31, 2010 and 2009, respectively. There were no gains or losses recognized on derivative financial instruments in 2008. There were no derivatives that were designated as hedges at December 31, 2010 or December 31, 2009.

14. Income Taxes

For financial reporting purposes, income before income taxes includes the following components (in thousands):
	2010	2009	2008
United States	$39,729	$13,999	$92,013
Foreign	8,974	(2,758)	6,048
Income before income taxes	$48,703	$11,241	$98,061

The provision for income taxes consists of the following (in thousands):
	2010	2009	2008
Current provision:
Federal	$12,145	$6,608	$26,802
State	2,352	924	4,420
Foreign	2,131	221	992
Total current provision	16,628	7,753	32,214
Deferred provision (benefit):
Federal	(802)	867	1,821
State	(22)	698	185
Foreign	327	(1,183)	546
Total deferred provision (benefit)	(497)	382	2,552
Total provision:
Federal	11,343	7,475	28,623
State	2,330	1,622	4,605
Foreign	2,458	(962)	1,538
Total provision	$16,131	$8,135	$34,766

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. A reconciliation of the provision for income taxes at the statutory federal income tax rate to the amount provided is as follows (in thousands):
	2010	2009	2008
Tax at the statutory federal income tax rate	$17,046	$3,935	$34,321
Qualified production activity deduction	(720)	(187)	(1,082)
State income tax, net of federal income tax	1,514	1,054	3,005
Goodwill and intangible asset impairment charges	--	2,114	--
Other permanent differences	290	116	199
Research and development tax credits	(1,849)	(454)	(1,110)
Change in valuation allowance	218	909	(276)
Other items	(368)	648	(291)
Income tax provision	$16,131	$8,135	$34,766

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):
	December 31
	2010	2009
Deferred tax assets:
Inventory reserves	$6,625	$5,634
Warranty reserves	3,240	3,032
Bad debt reserves	559	670
State tax loss carryforwards	1,585	1,452
Other	7,683	6,872
Valuation allowances	(1,968)	(1,750)
Total deferred tax assets	17,724	15,910
Deferred tax liabilities:
Property and equipment	18,022	17,283
Other	2,016	1,535
Total deferred tax liabilities	20,038	18,818
Net deferred tax liability	$(2,314)	$(2,908)

As of December 31, 2010, the Company has state net operating loss carryforwards of $40,100,000 for tax purposes, which will be available to offset future taxable income. If not used, these carryforwards will expire between 2011 and 2024. A significant portion of the valuation allowance for deferred tax assets relates to the future utilization of state net operating loss carryforwards. Future utilization of these net operating loss carryforwards is evaluated by the Company on a periodic basis and the valuation allowance is adjusted accordingly. In 2010, the valuation allowance on these carryforwards was increased by $194,000 based upon the projected ability of certain entities to utilize their state net operating loss carryforwards. The Company has also determined that the recovery of certain other deferred tax assets is uncertain. Accordingly, in 2010 the valuation allowance for these deferred tax assets was increased by $24,000.

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

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by authorities for years prior to 2007. With few exceptions, the Company is no longer subject to state and local or non-U.S. income tax examinations by authorities for years prior to 2004.

At December 31, 2010, the Company has a liability for unrecognized tax benefits of $570,000 which includes accrued interest and penalties of $83,000. The Company had a liability recorded for unrecognized tax benefits at December 31, 2009 of $675,000 which included accrued interest and penalties of $97,000. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized tax benefits of $14,000 and $43,000 in 2010 and 2009, respectively, for penalties and interest related to amounts that were settled for less than previously accrued. The total amount of unrecognized tax benefits that, if recognized, would affect the effective rate is $515,000 and $539,000 at December 31, 2010 and 2009, respectively. The Company does not expect a significant increase or decrease to the total amount of unrecognized tax benefits within the next 12 months. A reconciliation of the beginning and ending unrecognized tax benefits is as follows (in thousands):
	2010	2009	2008
Balance, beginning of year	$675	$939	$1,873
Additions for tax positions related to the current year	142	106	422
Additions for tax positions related to prior years	74	190	59
Reductions due to lapse of statutes of limitations	(132)	(253)	(143)
Decreases related to settlements with tax authorities	(189)	(307)	(1,272)
Balance, end of year	$570	$675	$939

The December 31, 2010 balance of unrecognized tax benefits includes no tax positions for which the ultimate deductibility is highly certain but the timing of such deductibility is uncertain. Accordingly, there is no impact to the deferred tax accounting for certain tax benefits.

15. Contingent Matters

Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of $3,037,000 and $4,276,000 at December 31, 2010 and 2009, respectively. At December 31, 2010, the maximum potential amount of future payments for which the Company would be liable is equal to $3,037,000. These arrangements also provide that the Company will receive the lender’s full security interest in the equipment financed if the Company is required to fulfill its contingent liability under one of these arrangements. The Company has recorded a liability of $288,000 related to these guarantees at December 31, 2010.

In addition, the Company is contingently liable under letters of credit issued by Wells Fargo totaling $7,557,000 as of December 31, 2010, including a $1,000,000 and a $2,000,000 letter of credit issued on behalf of Astec Australia and Osborn, respectively, two of the Company’s foreign subsidiaries. The outstanding letters of credit expire at various dates through October 2013. As of December 31, 2010, Osborn is contingently liable for a total of $3,910,000 in performance advance payment and retention guarantees. As of December 31, 2010, the maximum potential amount of future payments under these letters of credit and guarantees for which the Company could be liable is $11,467,000.

Pursuant to a purchase agreement executed in late 2010, the Company is committed to purchase real estate facilities in Australia for a total of $4,390,000 (AUD 4,320,000), of which $488,000 (AUD 480,000) was paid as a deposit prior to December 31, 2010. Final closing on the acquisition is expected in the first half of 2011, after which time the property will be used as the primary facilities of Astec Australia in place of their currently leased property.

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

During 2009, the Company received notice that Johnson Crushers International, Inc. is subject to an enforcement action brought by the U.S. Environmental Protection Agency and the Oregon Department of Environmental Quality related to an alleged failure to comply with federal and state air permitting regulations. Each agency is expected to seek sanctions that will include monetary penalties. No penalty has yet been proposed. The Company believes that it has cured the alleged violations and is cooperating fully with the regulatory agencies. At this stage of the investigations, the Company is unable to predict the outcome and the amount of any such sanctions.

During 2004, the Company also received notice from the Environmental Protection Agency that it may be responsible for a portion of the costs incurred in connection with an environmental cleanup in Illinois. The discharge of hazardous materials and associated cleanup relate to activities occurring prior to the Company’s acquisition of Barber-Greene in 1986. The Company believes that over 300 other parties have received similar notice. At this time, the Company cannot predict whether the EPA will seek to hold the Company liable for a portion of the cleanup costs or the amount of any such liability.

The Company has not recorded any liabilities with respect to either matter because no estimate of the amount of any such liability can be made at this time.

16. Shareholders’ Equity

Under terms of the Company’s employee stock option plans, officers and certain other employees were granted options to purchase the Company’s common stock at no less than 100% of the market price on the date the option was granted. No additional options can be granted under these plans; however the Company has reserved unissued shares of common stock for exercise of the 92,623 unexercised and outstanding options as of December 31, 2010 under these employee plans. All options granted under these plans vested prior to 2007.

In addition, a Non-employee Directors Stock Incentive Plan has been established to allow non-employee directors to have a personal financial stake in the Company through an ownership interest. Directors may elect to receive their annual retainer in cash, common stock, deferred stock or stock options. Options granted under the Non-employee Directors Stock Incentive Plan vest and become fully exercisable immediately. All stock options have a 10-year term. The shares reserved under the 1998 Non-employee Directors Stock Plan total 141,527 as of December 31, 2010 of which 133,674 shares are available for future grants of stock or deferred stock to directors. No additional options can be granted under this plan. The fair value of stock awards granted to non-employee directors totaled $189,000, $203,000 and $182,000 during 2010, 2009 and 2008, respectively.

A summary of the Company’s stock option activity and related information for the year ended December 31, 2010 follows:
	Options	Weighted Average Exercise Price	Remaining Contractual Life	Intrinsic Value
Options outstanding, beginning of year	302,964	$20.08
Options exercised	(90,224)	15.86
Options expired unexercised	(112,264)	25.50
Options outstanding, end of year	100,476	17.82	3.30 Years	$1,470,000
Options exercisable, end of year	100,476	$17.82	3.30 Years	$1,470,000

The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $1,525,000, $125,000 and $1,696,000, respectively. Cash received from options exercised during the years ended December 31, 2010, 2009 and 2008, totaled $1,431,000, $880,000 and $4,669,000, respectively and is included in the accompanying consolidated statements of cash flows as a financing activity. The excess tax benefit realized from the exercise of these options totaled $579,000, $50,000 and $637,000, respectively for the years ended December 31, 2010, 2009 and 2008. No stock options were granted or vested nor was any stock option expense recorded during the three years ended December 31, 2010. As of December 31, 2010, 2009 and 2008, there were no unrecognized compensation costs related to stock options previously granted.

In August 2006, the Compensation Committee of the Board of Directors implemented a five-year plan to award key members of management restricted stock units (“RSU’s”) each year. The details of the plan were formulated under the 2006 Incentive Plan approved by the Company’s shareholders in their annual meeting held in April 2006. The plan allows up to 700,000 shares to be granted to employees. RSU’s granted each year will be determined based upon the performance of individual subsidiaries and consolidated annual financial performance. Additional RSU’s will be granted in 2011 based upon cumulative five-year performance. Generally, each award will vest at the end of five years from the date of grant, or at the time a recipient retires after reaching age 65, if earlier. No RSU’s vested during 2010 or 2009. The fair value of the RSU’s that vested in 2008 was $46,000.

RSU’s granted in 2007 through 2010 and expected to be granted in 2011 for each prior year’s performance and RSU’s expected to be granted in 2011 for five-year cumulative performance are as follows:
Actual or Anticipated Grant Date	Performance Period	Original	Forfeitures	Vested	Net	Fair Value Per RSU
March, 2007	2006	71,100	7,579	600	62,921	$38.76
February, 2008	2007	74,800	1,105	600	73,095	$38.52
February, 2009	2008	69,200	300	--	68,900	$22.22
February, 2010	2009	51,000	--	--	51,000	$24.29
February, 2011	2010	63,000	--	--	63,000	$32.41
February, 2011	2006-2010	66,083	--	--	66,083	$32.41
Total		395,183	8,984	1,200	384,999

Compensation expense of $2,206,000, $1,204,000, and $2,202,000 was recorded in the years ended December 31, 2010, 2009 and 2008, respectively, to reflect the fair value of the original RSU’s granted or anticipated to be granted less forfeitures, amortized over the portion of the vesting period occurring during the period. Related income tax benefits of $731,000, $433,000 and $782,000 were recorded in 2010, 2009 and 2008, respectively. The fair value of the 129,083 RSU’s expected to be granted in February 2011 was based upon the market value of the related stock at December 31, 2010 and will be adjusted to the fair value as of each period end until the date of grant. Based upon the fair value and net RSU’s shown above, it is anticipated that $4,307,000 of additional compensation costs will be recognized in future periods through 2016. The weighted average period over which this additional compensation cost will be expensed is 3.9 years.

Changes in restricted stock units during the year ended December 31, 2010 are as follows:
2010
Unvested restricted stock units, beginning of year	206,166
Restricted stock units granted	51,000
Restricted stock units forfeited	(1,250)
Unvested restricted stock units, end of year	255,916

The grant date fair value of the restricted stock units granted during 2010, 2009 and 2008 was $1,239,000, $1,538,000 and $2,881,000, respectively.

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

17. Operations by Industry Segment and Geographic Area

The Company has four reportable segments. These segments are combinations of business units that offer similar products and services. A brief description of each segment is as follows:

Asphalt Group - This segment consists of three business units that design, engineer, manufacture and market a complete line of portable, stationary and relocatable hot-mix asphalt plants and related components and a variety of heaters, heat transfer processing equipment, thermal fluid storage tanks and concrete plants. The principal purchasers of these products are asphalt producers, highway and heavy equipment contractors and foreign and domestic governmental agencies.

Aggregate and Mining Group - This segment consists of six business units that design, engineer, manufacture and market a complete line of rock crushers, feeders, conveyors, screens and washing equipment. The principal purchasers of these products are open-mine and quarry operators.

Mobile Asphalt Paving Group - This segment consists of two business units that design, engineer, manufacture and market asphalt pavers, asphalt material transfer vehicles, milling machines and paver screeds. The principal purchasers of these products are highway and heavy equipment contractors and foreign and domestic governmental agencies.

Underground Group - This segment consists of two business units that design, engineer, manufacture and market auger boring machines, directional drills, fluid/mud systems, chain and wheel trenching equipment, rock saws, road miners, geothermal drills and oil and natural gas drills. The principal purchasers of these products are pipeline and utility contractors and oil and natural gas drillers.

All Others - This category consists of the Company’s other business units, including Peterson Pacific Corp., Astec Australia Pty Ltd, Astec Insurance Company and the parent company, Astec Industries, Inc., that do not meet the requirements for separate disclosure as an operating segment.

The Company evaluates performance and allocates resources based on profit or loss from operations before U.S. federal income taxes and corporate overhead. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Intersegment sales and transfers are valued at prices comparable to those for unrelated parties. For management purposes, the Company does not allocate U.S. federal income taxes or corporate overhead (including interest expense) to its business units.

Segment information for 2010 (in thousands)
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$226,419	$256,400	$166,436	$60,105	$61,975	$771,335
Intersegment revenues	14,391	24,294	13,471	3,228	--	55,384
Interest expense	84	52	66	13	137	352
Depreciation and amortization	4,176	6,714	2,806	2,776	2,256	18,728
Income taxes	1,489	2,436	993	(558)	11,771	16,131
Segment profit (loss)	28,672	16,578	23,234	(8,092)	(27,138)	33,254

Segment assets	342,813	335,008	137,744	96,577	367,474	1,279,616
Capital expenditures	2,399	4,271	3,951	345	370	11,336

Segment information for 2009 (in thousands)
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$258,527	$218,332	$136,836	$67,353	$57,046	$738,094
Intersegment revenues	14,309	23,497	8,194	314	--	46,314
Interest expense	17	242	52	5	221	537
Depreciation and amortization	4,440	6,472	2,787	2,763	2,214	18,676
Intangible asset impairment charge	--	10,909	--	286	5,841	17,036
Income taxes	1,675	(1,230)	570	(754)	7,874	8,135
Segment profit (loss)	33,455	(172)	13,374	(14,560)	(29,614)	2,483

Segment assets	325,827	314,288	122,047	97,672	301,219	1,161,053
Capital expenditures	2,512	5,903	2,109	6,635	304	17,463

Segment information for 2008 (in thousands)
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$257,336	$350,350	$150,692	$135,152	$80,170	$973,700
Intersegment revenues	24,072	26,971	4,931	3,755	--	59,729
Interest expense	174	167	383	--	127	851
Depreciation and amortization	4,116	6,065	2,634	2,726	1,802	17,343
Income taxes	2,920	2,286	609	(54)	29,005	34,766
Segment profit (loss)	40,765	37,032	15,087	12,510	(41,153)	64,241

Segment assets	302,008	314,366	109,113	109,383	304,661	1,139,531
Capital expenditures	4,097	15,280	4,282	6,494	9,779	39,932

The totals of segment information for all reportable segments reconciles to consolidated totals as follows (in thousands):
	2010	2009	2008
Sales
Total external sales for reportable segments	$709,360	$681,048	$893,530
Intersegment sales for reportable segments	55,384	46,314	59,729
Other sales	61,975	57,046	80,170
Elimination of intersegment sales	(55,384)	(46,314)	(59,729)
Total consolidated sales	$771,335	$738,094	$973,700
Net income attributable to controlling interest
Total profit for reportable segments	$60,392	$32,097	$105,394
Other losses	(27,138)	(29,614)	(41,153)
Net income attributable to non-controlling interest	(142)	(38)	(167)
(Elimination) recapture of intersegment profit	(682)	623	(946)
Total consolidated net income attributable to controlling interest	$32,430	$3,068	$63,128
Assets
Total assets for reportable segments	$912,142	$859,834	$834,870
Other assets	367,474	301,219	304,661
Elimination of intercompany profit in inventory	(1,944)	(1,263)	(1,886)
Elimination of intercompany receivables	(435,980)	(389,129)	(324,860)
Elimination of investment in subsidiaries	(119,562)	(119,562)	(119,562)
Other eliminations	(72,491)	(60,198)	(80,411)
Total consolidated assets	$649,639	$590,901	$612,812
Interest expense
Total interest expense for reportable segments	$215	$316	$724
Other interest expense	137	221	127
Total consolidated interest expense	$352	$537	$851
Depreciation and amortization
Total depreciation and amortization for reportable segments	$16,472	$16,462	$15,541
Other depreciation and amortization	2,256	2,214	1,802
Total consolidated depreciation and amortization	$18,728	$18,676	$17,343
Capital expenditures
Total capital expenditures for reportable segments	$10,966	$17,159	$30,153
Other capital expenditures	370	304	9,779
Total consolidated capital expenditures	$11,336	$17,463	$39,932

Sales into major geographic regions were as follows (in thousands):
	2010	2009	2008

United States	$476,928	$465,473	$620,987
Asia	5,797	19,037	33,203
Southeast Asia	4,845	4,498	11,712
Europe	19,395	23,807	39,182
South America	43,598	28,900	36,492
Canada	81,839	73,657	77,226
Australia	24,804	22,623	26,059
Africa	60,838	50,368	63,315
Central America	15,549	10,376	26,664
Middle East	24,863	25,878	28,842
West Indies	5,698	4,770	4,779
Other	7,181	8,707	5,239
Total foreign	294,407	272,621	352,713
Total consolidated sales	$771,335	$738,094	$973,700

Long-lived assets by major geographic region are as follows (in thousands):
	December 31
	2010	2009
United States	$154,918	$163,135
Canada	3,384	3,512
Africa	8,117	6,558
Australia	4,533	538
Total foreign	16,034	10,608
Total	$170,952	$173,743

18. Accumulated Other Comprehensive Income

The balance of related after-tax components comprising accumulated other comprehensive income is summarized below (in thousands):
	December 31
	2010	2009
Foreign currency translation adjustment	$10,345	$6,626
Unrecognized pension and post-retirement benefit cost, net of tax of $1,506 and $1,408, respectively	(2,299)	(2,075)
Accumulated other comprehensive income	$8,046	$4,551

19. Other Income (Expense) - Net

Other income (expense), net consists of the following (in thousands):
	2010	2009	2008
Investment income	$129	$615	$5,907
Other	546	522	348
Total	$675	$1,137	$6,255

20. Business Combinations

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

On October 1, 2008, the Company purchased substantially all of the assets and assumed certain liabilities of Q-Pave Pty Ltd, an Australia company (“Q-Pave”) for $1,797,000. At the time of the purchase, Q-Pave had payables to other Company subsidiaries totaling $1,589,000 which was a component of the purchase price. The effective date of the purchase was October 1, 2008, and the results of Astec Australia Pty Ltd’s operations have been included in the consolidated financial statements since that date. During June 2009, the purchase price allocation was finalized which resulted in an increase in intangible assets of $342,000 to a total of $616,000.

Astec Australia Pty Ltd is the Australian and New Zealand distributor for many of the products produced by the Company’s manufacturing business units.

On September 25, 2009, the Company purchased substantially all of the assets of Industrial Mechanical & Integration (“IMI”) located in Walkerton Ontario, Canada for $463,000 plus a conditional earn-out. The purchase of IMI resulted in the recognition of $1,242,000 of intangible assets which consist of drawings (5-year weighted average useful life), non-compete agreement (3-year weighted average useful life) and in process research and development. The acquisition included machine technology used to manufacture equipment which produces wood pellets utilized in generating renewable energy among other applications. The pellet producing machines are being engineered, manufactured and marketed by existing subsidiaries of the Company. No conditional earn-out payments are due to the seller based upon 2009 and 2010 sales of the specified equipment.

The revenue and pre-tax income of Dillman, Q-Pave and IMI were not significant in relation to the Company’s financial statements of their respective years of acquisition, and would not have been significant on a pro forma basis to any earlier periods.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
Perfomance Graph for Astec Industries, Inc.

    Notes:
   A.  Data complete through last fiscal year.
   B.  Corporate Performance Graph with peer group uses peer group only performance (excludes only company)
   C.  Peer group indices use beginning of period market capitalization weighting.
   D.  Calculated (or Derived) based from CRSP NYSE/AMEX/NASDAQ Stock Market (US Companies)
      Center for Research in Security Prices (CRSP); Graduate School of Business, The University of Chicago.

2010 Board of Directors
J. Don Brock, PhD
Chairman of the Board, President and
Chief Executive Officer of Astec Industries, Inc.

James B. Baker
Managing Partner of River Associates LLC

Phillip E. Casey
Former Chairman of the Board of
Directors of Gerdau Ameristeel Corporation

Daniel K. Frierson
Chairman of the Board and Chief Executive
Officer of The Dixie Group, Inc.

William D. Gehl
Former Chairman of the Board and Chief
Executive Officer of Gehl Company

Ronald F. Green
Former Chairman of Advatech, LLC.

William B. Sansom
Chairman and Chief Executive Officer of The
H.T. Hackney Co.

W. Norman Smith
Group Vice President - Asphalt,
Astec Industries, Inc.

Glen E. Tellock
Chairman, President and Chief Executive
Officer of The Manitowoc Company, Inc.

COMMITTEES
Executive Committee:
J. Don Brock, PhD
Daniel K. Frierson
W. Norman Smith

Nominating and Corporate
  Governance Committee:
Daniel K. Frierson
Ronald F. Green
William B. Sansom
Glen E. Tellock

Audit Committee:
James B. Baker
Phillip E. Casey
William D. Gehl
William B. Sansom
Glen E. Tellock

Compensation Committee:
James B. Baker
Phillip E. Casey
William D. Gehl
Ronald F. Green

CORPORATE EXECUTIVE OFFICERS

J. Don Brock, PhD
Chairman of the Board
President and CEO

F. McKamy Hall, CPA
Vice President
CFO and Treasurer

Stephen C. Anderson
Corporate Secretary
Director of Investor Relations

David C. Silvious, CPA
Corporate Controller

Thomas R. Campbell
Group Vice President
Mobile Asphalt Paving
and Underground Groups

W. Norman Smith
Group Vice President
Asphalt Group

Richard A. Patek
Group Vice President
Aggregate and Mining Group

Joseph P. Vig
Group Vice President
AggReCon Group

SUBSIDIARY OFFICERS

Michael A. Bremmer
President
CEI Enterprises, Inc.

Benjamin G. Brock
President
Astec, Inc.

Frank D. Cargould
President
Breaker Technology Ltd.
Breaker Technology, Inc.

Joe K. Cline
President
Astec Underground, Inc.

Larry R. Cumming
President
Peterson Pacific Corp.

Richard J. Dorris
President
Heatec, Inc.

Jeffery J. Elliott
President
Johnson Crushers
International, Inc.

Timothy D. Gonigam
President
Astec Mobile Screens, Inc.

Tom Kruger
Managing Director
Osborn Engineered
Products SA (Pty) Ltd

Richard A. Patek
President
Telsmith, Inc.

James F. Pfeiffer
President
American Augers, Inc.

Jeffrey L. Richmond
President
Roadtec, Inc.

David H. Smale
General Manager
Astec Australia Pty Ltd

Joseph P. Vig
President
Kolberg-Pioneer, Inc.

David L. Winters
President
Carlson Paving Products, Inc.

OTHER INFORMATION
Transfer Agent
BNY Mellon
480 Washington Blvd., Jersey City, NJ 07310
800.617.6437, www.bnymellon.com/shareowner/equityaccess

Stock Exchange
NASDAQ, National Market - ASTE

Auditors
Ernst and Young LLP, Chattanooga, TN

General Counseland Litigation
Chambliss, Bahner & Stophel, P.C., Chattanooga, TN

Securities Counsel
Alston & Bird LLP, Atlanta, GA

Investor Relations
Stephen C. Anderson, Director, 423.553.5934

Corporate Office
Astec Industries, Inc., 1725 Shepherd Road, Chattanooga, TN 37421
Ph 423.899.5898, Fax 423.899.4456, www.astecindustries.com

The form 10-K, as filed with the Securities and Exchange Commission, may be obtained at no cost by any shareholder upon written request to Astec Industries, Inc., Attention Investor Relations.

The Company’s Code of Conduct is posted at www.astecindustries.com.

The Annual Meeting will be held on April 28, 2011 at 10:00 A.M., EST in the Training Center at Astec, Inc. located at 4101 Jerome Avenue, Chattanooga, TN 37407.

ASTEC INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE (II)
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 and 2008
(in thousands)

DESCRIPTION	BEGINNING BALANCE	ADDITIONS CHARGES TO COSTS & EXPENSES	OTHER ADDITIONS (DEDUCTIONS) (3)	DEDUCTIONS	ENDING BALANCE
December 31, 2010: Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$ 2,215	$ (11)	$ 53	$ 437(1)	$ 1,820
Reserve for inventory	16,378	5,258	378	2,615	19,399
Other Reserves: Product warranty	8,714	13,365	82	12,270(2)	9,891
Deferred Tax Asset Allowance	1,750	218	--	--	1,968
December 31, 2009: Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$ 1,496	$ 1,023	$ 89	$ 393(1)	$ 2,215
Reserve for inventory	13,157	4,305	377	1,461	16,378
Other Reserves: Product warranty	10,050	10,908	172	12,416(2)	8,714
Deferred Tax Asset Allowance	841	986	--	77	1,750
December 31, 2008: Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$ 1,713	$ 320	$ (79)	$ 458(1)	$ 1,496
Reserve for inventory	11,548	4,143	293	2,827	13,157
Other Reserves: Product warranty	7,827	18,317	(89)	16,005(2)	10,050
Deferred Tax Asset Allowance	1,118	87	--	364	841

(1)         Uncollectible accounts written off, net of recoveries.
(2)         Warranty costs charged to the reserve.
(3)         Reserves acquired in business combinations and effect of foreign exchange.

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

Date: March 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by a majority of the Board of Directors of the Registrant on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ J. Don Brock	Chairman of the Board and President	February 25, 2011
J. Don Brock

/s/ W. Norman Smith	Group Vice President - Asphalt and Director	February 25, 2011
W. Norman Smith

/s/ William B. Sansom	Director	February 25, 2011
William B. Sansom

/s/ Phillip E. Casey	Director	February 25, 2011
Phillip E. Casey

/s/ Glen E. Tellock	Director	February 25, 2011
Glen E. Tellock

/s/ William D. Gehl	Director	February 25, 2011
William D. Gehl

/s/ Daniel K. Frierson	Director	February 25, 2011
Daniel K. Frierson

/s/ Ronald F. Green	Director	February 25, 2011
Ronald F. Green

/s/ James B. Baker	Director	February 25, 2011
James B. Baker

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

EXHIBITS FILED WITH ANNUAL REPORT
ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

ASTEC INDUSTRIES, INC.
1725 Shepherd Road
Chattanooga, Tennessee 37421

ASTEC INDUSTRIES, INC.
FORM 10-K
INDEX TO EXHIBITS

Exhibit Number	Description

Exhibit 10.17	Amendment One to the Astec Industries, Inc. Supplemental Executive Retirement Plan effective October 21, 2010.

Exhibit 21	Subsidiaries of the Registrant.

Exhibit 23	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase