Form 10-Q
period 2011-03-31
ASTEC INDUSTRIES INC
filed 2011-05-10
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
OR
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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at April 18, 2011
Common Stock, par value $0.20	22,657,050

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

Astec Industries, Inc. Condensed Consolidated Balance Sheets (in thousands)
	March 31, 2011 (unaudited)	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$80,171	$94,597
Trade receivables, net	97,985	77,978
Other receivables	2,236	2,885
Inventories	272,663	252,981
Prepaid expenses and other	7,212	9,041
Deferred income tax assets	13,961	10,339
Total current assets	474,228	447,821
Property and equipment, net	167,567	168,242
Investments	12,506	11,672
Goodwill	13,907	13,907
Other long-term assets	8,612	7,997
Total assets	$676,820	$649,639
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$52,124	$44,493
Income tax payable	5,036	406
Accrued product warranty	9,979	9,891
Customer deposits	36,588	35,602
Accrued payroll and related liabilities	14,254	16,121
Accrued loss reserves	4,453	3,796
Other accrued liabilities	22,374	20,117
Total current liabilities	144,808	130,426
Deferred income tax liabilities	16,639	12,653
Other long-term liabilities	13,348	13,754
Total liabilities	174,795	156,833
Shareholders’ equity	501,432	492,208
Non-controlling interest	593	598
Total equity	502,025	492,806
Total liabilities and equity	$676,820	$649,639

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Income (in thousands, except shares and per share data) (unaudited)

	Three Months Ended March 31,
	2011	2010
Net sales	$230,189	$193,454
Cost of sales	175,485	147,313
Gross profit	54,704	46,141
Selling, general, administrative and engineering expenses	39,489	32,718
Income from operations	15,215	13,423
Interest expense	36	123
Other income, net of expenses	406	488
Income before income taxes	15,585	13,788
Income taxes	5,427	4,956
Net income	10,158	8,832
Net income attributable to non-controlling interest	14	38
Net income attributable to controlling interest	$10,144	$8,794

Earnings per common share
Net income attributable to controlling interest:
Basic	$0.45	$0.39
Diluted	$0.44	$0.39
Weighted average number of common shares outstanding:
Basic	22,566,105	22,473,599
Diluted	22,919,430	22,767,460

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$10,158	$8,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,642	4,866
Provision for doubtful accounts	335	51
Provision for inventory reserve	1,610	1,301
Provision for warranty	2,901	2,859
Deferred compensation provision	479	192
Sale of trading securities, net	14	530
Stock-based compensation	923	633
Tax benefit from stock incentive plans	(9)	(49)
Deferred income tax provision	(1,382)	(1,925)
(Gain) loss on disposition of fixed assets	40	(1)
(Increase) decrease in:
Trade and other receivables	(20,053)	(15,116)
Inventories	(21,292)	815
Prepaid expenses	1,581	6,316
Other assets	(976)	(17)
Increase (decrease) in:
Accounts payable	7,631	5,783
Accrued product warranty	(2,813)	(3,024)
Customer deposits	986	(3,572)
Income taxes payable	4,638	1,150
Other accrued liabilities	212	5
Net cash provided (used) by operating activities	(10,375)	9,629
Cash flows from investing activities:
Expenditures for property and equipment	(3,964)	(1,751)
Proceeds from sale of property and equipment	49	20
Net cash used by investing activities	(3,915)	(1,731)
Cash flows from financing activities:
Tax benefit from stock option exercise	9	49
Supplemental Executive Retirement Plan transactions, net	(56)	(52)
Proceeds from exercise of stock options	20	272
Net cash provided (used) by financing activities	(27)	269
Effect of exchange rates on cash	(109)	588
Net increase (decrease) in cash and cash equivalents	(14,426)	8,755
Cash and cash equivalents, beginning of period	94,597	40,429
Cash and cash equivalents, end of period	$80,171	$49,184

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc.
Condensed Consolidated Statement of Equity
For the Three Months Ended March 31, 2011
(in thousands, except shares)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accumulated Other Compre- hensive Income	Company Shares Held by SERP	Retained Earnings	Non- controlling Interest	Total Equity
Balance, December 31, 2010	22,646,822	$4,529	$128,831	$8,046	$(2,217)	$353,019	$598	$492,806
Net income						10,144	14	10,158
Other comprehensive income:
Foreign currency translation adjustments, net of tax				(1,770)			(19)	(1,789)
Change in unrecognized pension and post retirement costs, net of tax				(46)				(46)
Comprehensive income							(5)	8,323
Stock-based compensation	4,908	1	922					923
Stock issued under incentive plans	1,300	1	28					29
SERP transactions, net					(56)			(56)
Balance, March 31, 2011	22,653,030	$4,531	$129,781	$6,230	$(2,273)	$363,163	$593	$502,025

See Notes to Unaudited Condensed Consolidated Financial Statements

ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Astec Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2010.

The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that supersedes certain previous rules relating to how a company allocates consideration to all of its deliverables in a multiple-deliverable revenue arrangement.  The revised guidance eliminates the use of the residual method of allocation in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration and alternatively requires that the relative-selling-price method be used in all circumstances in which an entity recognizes revenue for an arrangement with multiple-deliverables.  The revised guidance requires both ongoing disclosures regarding an entity’s multiple-element revenue arrangements as well as certain transitional disclosures during periods after adoption.  All entities must adopt the revised guidance no later than the beginning of their first fiscal year beginning on or after June 15, 2010 with earlier adoption allowed.  Entities may elect to adopt the guidance through either prospective application or through retrospective application to all revenue arrangements for all periods presented.  The Company adopted the revised guidance using the prospective application method effective January 1, 2011.  The Company’s sales contracts typically contain provisions pricing each separate component, including separate equipment components, installation services and freight, on which multiple element accounting may be applied; therefore the adoption of this guidance has not had a significant impact on the Company’s financial statements.

Note 2.  Earnings per Share
Basic earnings per share is determined by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding during each period.  Diluted earnings per share include the potential dilutive effects of options, restricted stock units and shares held in the Company’s Supplemental Executive Retirement Plan.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2011	2010
Numerator:
Net income attributable to controlling interest	$10,144,000	$8,794,000
Denominator:
Denominator for basic earnings per share	22,566,105	22,473,599
Effect of dilutive securities:
Employee stock options and restricted stock units	254,949	196,733
Supplemental Executive Retirement Plan	98,376	97,128
Denominator for diluted earnings per share	22,919,430	22,767,460

Net income attributable to controlling interest per share:
Basic	$0.45	$0.39
Diluted	$0.44	$0.39

A total of 1,072 and 1,801 options were antidilutive for the three months ended March 31, 2011 and 2010, respectively.  Antidilutive options are not included in the diluted earnings per share computation.

Note 3.  Receivables
Receivables are net of allowances for doubtful accounts of $1,925,000 and $1,820,000 as of March 31, 2011 and December 31, 2010, respectively.

Note 4.  Inventories
Inventories consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Raw materials and parts	$108,424	$96,731
Work-in-process	69,085	60,463
Finished goods	74,674	77,583
Used equipment	20,480	18,204
Total	$272,663	$252,981

The above inventory amounts are net of reserves totalling $20,232,000 and $19,399,000 as of March 31, 2011 and December 31, 2010, respectively.

Note 5.  Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation of $174,182,000 and $169,955,000 as of March 31, 2011 and December 31, 2010, respectively.

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

As indicated in the table below (which excludes the Company’s pension assets), the Company has determined that all its financial assets and liabilities at March 31, 2011 are level 1 and level 2 in the fair value hierarchy as defined above (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$988	$-	$-	$988
SERP mutual funds	1,782	-	-	1,782
Preferred stocks	515	-	-	515
Trading debt securities:
Corporate bonds	-	5,769	-	5,769
Municipal bonds	-	3,343	-	3,343
Floating rate notes	-	225	-	225
U.S. Treasury bill	249	-	-	249
Other government bonds	-	78	-	78
Total financial assets	$3,534	$9,415	$-	$12,949

Financial Liabilities:
SERP liabilities	$6,438	$-	$-	$6,438
Derivative financial instruments	-	1,240	-	1,240
Total financial liabilities	$6,438	$1,240	$-	$7,678

The Company’s investments (other than pension assets) consist of the following (in thousands):
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
March 31, 2011:
Trading equity securities	$3,203	$82	$-	$3,285
Trading debt securities	9,405	320	61	9,664
	$12,608	$402	$61	$12,949

December 31, 2010:
Trading equity securities	$3,089	$154	$7	$3,236
Trading debt securities	9,393	266	67	9,592
	$12,482	$420	$74	$12,828

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

Trading debt securities are comprised of marketable debt securities held by Astec Insurance. Astec Insurance has an investment strategy that focuses on providing regular and predictable interest income from a diversified portfolio of high-quality fixed income securities. At March 31, 2011 and December 31, 2010, $443,000 and $1,156,000, respectively, of trading debt securities were due to mature within twelve months and, accordingly, are included in other current assets.  The financial liabilities related to the SERP shown above are included in other long-term liabilities and the derivative financial liabilities are included in other accrued liabilities in the accompanying balance sheets.

Net unrealized gains or losses incurred during the three-month periods ended March 31, 2011 and 2010 on investments still held as of the end of each reporting period amounted to gains of $600,000 and $86,000, respectively.

Note 7.  Debt
During April 2007, the Company entered into an unsecured credit agreement with Wachovia Bank, National Association (“Wachovia”), whereby Wachovia has extended to the Company an unsecured line of credit of up to $100,000,000, including a sub-limit for letters of credit of up to $15,000,000.  Wachovia has subsequently been acquired by Wells Fargo Bank, N.A. (“Wells Fargo”), and therefore the credit agreement is now with Wells Fargo.

The Wells Fargo credit facility had an original term of three years with two one-year extensions available.  Early in 2010, the Company exercised the final extension bringing the new loan maturity date to May 2012.  The interest rate for borrowings is a function of the Adjusted LIBOR Rate or Adjusted LIBOR Market Index Rate, as elected by the Company, plus a margin based upon a leverage ratio pricing grid ranging between 0.5% and 1.5%.  As of March 31, 2011 the applicable margin based upon the leverage ratio pricing grid was equal to 0.5%.  The unused facility fee is 0.125%.  The Wells Fargo credit facility requires no principal amortization and interest only payments are due, in the case of loans bearing interest at the Adjusted LIBOR Market Index Rate, monthly in arrears and, in the case of loans bearing interest at the Adjusted LIBOR Rate, at the end of the applicable interest period therefore.  The Wells Fargo credit agreement contains certain financial covenants related to minimum fixed charge coverage ratios, minimum tangible net worth and maximum allowed capital expenditures.  At March 31, 2011, the Company had no borrowings outstanding under the credit facility but did have letters of credit totaling $7,608,000 outstanding, resulting in borrowing availability of $92,392,000 on the Wells Fargo credit facility.  The Company was in compliance with the financial covenants under its credit facility as of March 31, 2011.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd. (“Osborn”), has available a credit facility of $8,833,000 (ZAR 60,000,000) to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of March 31, 2011, Osborn had no outstanding borrowings under the credit facility, but $3,760,000 in performance letters of credit, advance payment and retention guarantees were issued under the facility.  The facility is secured by Osborn's buildings and improvements, accounts receivable, cash balances and a $2,000,000 letter of credit issued by the parent Company.  As of March 31, 2011, Osborn had available credit under the facility of $5,073,000.  The facility has an ongoing, indefinite term subject to annual reviews by the bank.  The interest rate is the South African prime rate.  The agreement has an unused facility fee of 0.793%.

The Company’s Australian subsidiary, Astec Australia Pty Ltd (“Astec Australia”) has an available credit facility to finance short-term working capital needs of $827,000 (AUD 800,000), and banking arrangements to finance foreign exchange dealer limit orders of up to $1,705,000 (AUD 1,650,000) secured by cash balances in the amount of $1,033,000 (AUD 1,000,000) and a $1,000,000 letter of credit issued by the parent Company.  No amounts were outstanding under the credit facility at March 31, 2011.  The interest rate is the Australian adjusted Bank Business Rate plus a margin of 1.05%.

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

Changes in the Company's product warranty liability for the three-month periods ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Reserve balance, beginning of the period	$9,891	$8,714
Warranty liabilities accrued	2,901	2,859
Warranty liabilities settled	(2,804)	(3,043)
Other	(9)	19
Reserve balance, end of the period	$9,979	$8,549

Note 9.  Accrued Loss Reserves
The Company accrues reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company.  The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events.  Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future.  Total accrued loss reserves were $7,766,000 at March 31, 2011 compared to $8,044,000 at December 31, 2010, of which $3,313,000 and $4,248,000 were included in other long-term liabilities at March 31, 2011 and December 31, 2010, respectively.

Note 10.  Income Taxes
The Company’s combined effective income tax rate was 34.8% and 35.9% for the three-month periods ended March 31, 2011 and 2010, respectively.  The Company’s effective tax rate for the three months ended March 31, 2011 includes the effect of state income taxes and other discrete benefits consisting primarily of tax credits for research and development activities and the domestic production activities deduction.  The Company’s effective tax rate for the three months ended March 31, 2010 did not contain a benefit for research and development tax credits as the legislation providing the credits was not enacted by Congress until later in 2010.

The Company's liability recorded for uncertain tax positions as of March 31, 2011 has not changed significantly in amount or composition since December 31, 2010.

Note 11.  Segment Information
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

All Others - This category consists of the Company’s other business units, including Peterson Pacific Corp. (“Peterson”), Astec Australia Pty Ltd (“Astec Australia”), Astec Insurance Company and the parent company, Astec Industries, Inc., that do not meet the requirements for separate disclosure as an operating segment. Peterson designs, manufactures and markets whole-tree pulpwood chippers, horizontal grinders and blower trucks.  Astec Australia markets equipment and installs, services and provides parts support for many of the products produced by the Company’s manufacturing companies.

Segment Information:

	(in thousands)
	Three Months Ended
	March 31, 2011
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$73,754	$78,853	$49,955	$11,667	$15,960	$230,189
Intersegment sales	4,458	7,164	3,777	1,419	-	16,818
Gross profit	19,228	18,749	13,440	123	3,164	54,704
Gross profit percent	26.1%	23.8%	26.9%	1.1%	19.8%	23.8%
Segment profit (loss)	$10,820	$5,622	$7,312	$(3,849)	$(8,500)	$11,405

	(in thousands)
	Three Months Ended
	March 31, 2010
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$70,061	$58,919	$42,082	$8,927	$13,465	$193,454
Intersegment sales	6,554	7,594	4,141	932	-	19,221
Gross profit (loss)	20,207	13,187	10,510	(357)	2,594	46,141
Gross profit percent	28.8%	22.4%	25.0%	(4.0%)	19.3%	23.9%
Segment profit (loss)	$12,795	$2,822	$5,210	$(3,542)	$(7,510)	$9,775

A reconciliation of total segment profits to the Company's consolidated totals is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Total segment profits	$11,405	$9,775
Net income attributable to non-controlling interest in subsidiary	(14)	(38)
Elimination of intersegment profit	(1,247)	(943)
Net income attributable to controlling interest	$10,144	$8,794

Note 12.  Contingent Matters
Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of $3,173,000 and $3,037,000 at March 31, 2011 and December 31, 2010, respectively.  At March 31, 2011, the maximum potential amount of future payments for which the Company would be liable is equal to $3,173,000.  These arrangements also provide that the Company will receive the lender’s full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements.  The Company has recorded a liability of $330,000 related to these guarantees at March 31, 2011.

In addition, the Company is contingently liable under letters of credit issued by Wells Fargo totaling $7,608,000 as of March 31, 2011, including a $1,000,000 and a $2,000,000 letter of credit issued on behalf of Astec Australia and Osborn, respectively, two of the Company’s foreign subsidiaries.  The outstanding letters of credit expire at various dates through April 2012.  As of March 31, 2011, Osborn is contingently liable for a total of $3,760,000 in performance letters of credit, advance payments and retention guarantees.  As of March 31, 2011, the maximum potential amount of future payments under these letters of credit and guarantees for which the Company could be liable is $11,368,000.

Pursuant to a purchase agreement executed in late 2010, the Company is committed to purchase real estate facilities in Australia for a total of $4,960,000 (AUD 4,800,000), of which $496,000 (AUD 480,000) was paid as a deposit prior to December 31, 2010. Final closing on the acquisition is expected in the second quarter of 2011, after which time the property will be used as the primary facilities of Astec Australia in place of their currently leased property.

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

During 2009, the Company received notice that Johnson Crushers International, Inc. is subject to an enforcement action brought by the U.S. Environmental Protection Agency (“EPA”) and the Oregon Department of Environmental Quality related to an alleged failure to comply with federal and state air permitting regulations. Each agency is expected to seek sanctions that will include monetary penalties. No penalty has yet been proposed. The Company believes that it has cured the alleged violations and is cooperating fully with the regulatory agencies. At this stage of the investigations, the Company is unable to predict the outcome or the amount of any such sanctions.

During 2004, the Company received notice from the EPA that it may be responsible for a portion of the costs incurred in connection with an environmental cleanup in Illinois. The discharge of hazardous materials and associated cleanup relate to activities occurring prior to the Company’s acquisition of Barber-Greene in 1986. The Company believes that over 300 other parties have received similar notices. At this time, the Company cannot predict whether the EPA will seek to hold the Company liable for a portion of the cleanup costs or the amount of any such liability.

The Company has not recorded a liability with respect to either environmental matter because no estimates of the amount of any such liabilities can be made at this time.

Note 13.  Shareholders’ Equity
Under terms of the Company’s stock option plans, officers and certain other employees were granted options to purchase the Company’s common stock at no less than 100% of the market price on the date the option was granted.  No additional options can be granted under these plans; however the Company has reserved unissued shares of common stock for the exercise of the 91,323 unexercised and outstanding options as of March 31, 2011 under these employee plans.  All options granted under these plans vested prior to 2007.

In addition, a Non-employee Directors Stock Incentive Plan has been established to allow non-employee directors to have a personal financial stake in the Company through an ownership interest.  Directors may elect to receive their compensation in cash, common stock, deferred stock or stock options.  Options granted under the Non-employee Directors Stock Incentive Plan vest and become fully exercisable immediately.  All stock options have a 10-year term.  The shares reserved under the 1998 Non-Employee Directors Stock Incentive Plan total 140,063 as of March 31, 2011, of which 132,210 shares are available for future grants of stock or deferred stock to directors.  No additional options can be granted under this plan.  The fair value of stock awards granted to non-employee directors totaled $58,000 and $42,000 during the three-month periods ended March 31, 2011 and 2010, respectively.

In 2006, the Company adopted a five-year plan to award key members of management restricted stock units (“RSU’s”) each year under the Company’s 2006 Incentive Plan.  The plan allowed the Company to grant up to 700,000 RSU’s to employees based upon the annual performance of individual subsidiaries and  the Company as a whole during each of the five years ended December 31, 2010.  Additional RSU’s were granted in 2011 based upon cumulative five-year performance.  Generally, each award will vest at the end of five years from its date of grant, or at the time a recipient retires after reaching age 65, if earlier.  In early 2011, a subsequent plan was formulated under the Company’s 2011 Incentive Plan which was approved by the Company’s shareholders in their annual meeting held in April 2011.  This plan also allows the Company to grant up to 700,000 RSU’s to employees and will operate in a similar fashion to the 2006 Incentive Plan for each of the five years ending December 31, 2015.  Compensation expense of $865,000 and $591,000 has been recorded in the three-month periods ended March 31, 2011 and 2010, respectively, to reflect the fair value of the total shares granted or expected to be granted under both plans, amortized over the portion of the vesting period occurring during the periods.  The fair value of the RSU’s that vested in the three-month period ending March 31, 2011 was $115,000.

Note 14.  Seasonality
Based upon historical results of the past several years, 25% to 28% of the Company's annual revenues typically occur during the first three months of the year.

Note 15.  Comprehensive Income
The components of total comprehensive income attributable to controlling interest for the three-month periods ended March 31, 2011 and 2010 is presented below (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income	$10,158	$8,832
Change in unrecognized pension and post retirement benefit costs, net of tax	(46)	(61)
Foreign currency translation adjustments, net of tax	(1,789)	772
Comprehensive income	8,323	9,543
Comprehensive income attributable to non-controlling interest	5	(44)
Comprehensive income attributable to controlling interest	$8,328	$9,499

Note 16.  Other Income, net of expenses
Other income, net of expenses for the three-month periods ended March 31, 2011 and 2010 is presented below (in thousands):

	Three Months Ended March 31,
	2011	2010
Interest income	$230	$234
Gain on investments	60	92
Other	116	162
Total	$406	$488

Note 17.  Derivative Financial Instruments
The Company is exposed to certain risks related to its ongoing business operations.  The primary risk managed by using derivative instruments is foreign currency risk.  From time to time the Company’s foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.  The fair value of the derivative financial instrument is recorded on the Company’s balance sheet and is adjusted to fair value at each measurement date.  The changes in fair value are recognized in the consolidated statements of operations in the current period.  The Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes.  The average U.S. dollar equivalent notional amount of outstanding foreign currency exchange contracts was $14,286,000 during the three months ended March 31, 2011.  The Company reported $1,240,000 of derivative liabilities in other accrued liabilities at March 31, 2011.  The Company reported $1,221,000 of derivative liabilities in other accrued liabilities and $30,000 in other long-term liabilities at December 31, 2010.  The Company recognized, as a component of cost of sales, a net loss of $530,000 and a net gain of $14,000 on derivative financial instruments in the three-month periods ended March 31, 2011 and 2010, respectively.  There were no derivatives that were designated as hedges at March 31, 2011 or December 31, 2010.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words “will,” “would,” “should,” “could,” “may,” “believes,” “anticipates,” “intends,” “forecasts” and “expects” and similar expressions.  Such forward-looking statements include, without limitation, statements regarding the Company's expected sales and results of operations during 2011, the Company's expected capital expenditures in 2011, the expected benefit and impact of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through March 31, 2012, the impact of the enactment of the Hiring Incentives to Restore Employment (HIRE) Act of 2010 or any future state or federal funding for transportation construction programs, the need for road improvements, the impact of other public sector spending and funding mechanisms, changes in the economic environment as it affects the Company, the timing and impact of changes in the economy, the market confidence of customers and dealers, the Company being called upon to fulfill certain contingencies, the expected dates of granting of restricted stock units, changes in interest rates and the impact of such changes on the financial results of the Company, changes in the prices of steel and oil, the ability of the Company to offset future changes in prices in raw materials, the change in the level of the Company's presence and sales in international markets, the seasonality of the Company’s business, the percentage of the Company’s equipment sold directly to end users, the amount or value of unrecognized tax benefits, the Company’s discussion of its critical accounting policies and the ultimate outcome of the Company's current claims and legal proceedings.

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

The risks and uncertainties identified herein under the caption “Item 1A. Risk Factors” in Part II of this Report, elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, should be carefully considered when evaluating the Company's business and future prospects.

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

The Company has 14 manufacturing companies, 13 of which fall within four reportable operating segments, which include the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group. The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other unrelated industries including energy production and concrete mixing plants. The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries. The business units in the Mobile Asphalt Paving Group design, manufacture and market asphalt pavers, material transfer vehicles, milling machines, stabilizers and screeds. The business units in the Underground Group design, manufacture and market a complete line of trenching equipment, directional drills, geothermal drills and auger boring machines for the underground construction market, as well as vertical drills for gas and oil field development. The Company also has one other category that contains the business units that do not meet the requirements for separate disclosure as an operating segment. The business units in the Other category include Peterson Pacific Corp. (“Peterson”), Astec Australia Pty Ltd (“Astec Australia”), Astec Insurance Company (“Astec Insurance” or “the captive”) and Astec Industries, Inc., the parent company. Peterson designs, manufactures and markets whole-tree pulpwood chippers, horizontal grinders and blower trucks. Astec Australia markets and installs equipment, and services and provides parts for many of the products produced by the Company’s manufacturing companies.  Astec Insurance is a captive insurance company.

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

SAFETEA-LU funding expired on September 30, 2009 and federal transportation funding operated on short-term appropriations through March 17, 2010. On March 18, 2010, President Obama signed into law the Hiring Incentives to Restore Employment (HIRE) Act. This law extended authorization of the surface transportation programs previously funded under SAFETEA-LU through December 31, 2010 at 2009 levels. In addition, the HIRE Act authorized a one-time transfer of $19.5 billion from the general fund to the highway trust fund related to previously foregone interest payments. It also shifted the cost of fuel tax exemptions for state and local governments from the highway trust fund to the general fund, which is estimated to generate an anticipated $1.5 billion annually, and allows the highway trust fund to retain interest earned on future unexpended balances. Although the HIRE Act helped stabilize the federal highway program, the Company believes a new multi-year highway program at increased funding levels would have the greatest positive impact on the road construction industry and allow its customers to plan and execute longer-term projects. The current resolution funding federal transportation expenditures expires on September 30, 2011 and funds federal highway spending for fiscal year 2011 at the 2010 level of $41.1 billion. The level of future federal highway construction is uncertain, and any future funding may be at lower levels than in the past.

Several other countries have implemented infrastructure spending programs to stimulate their economies. The Company believes these spending programs have had a positive impact on its financial performance; however, the magnitude of that impact cannot be determined.

The public sector spending described above is needed to fund road, bridge and mass transit improvements. The Company believes that increased funding is unquestionably needed to restore the nation’s highways to a quality level required for safety, fuel efficiency and mitigation of congestion. In the Company’s opinion, amounts needed for such improvements are significantly greater than amounts approved to date, and funding mechanisms such as the federal usage fee per gallon of gasoline, which has not been increased in nearly 20 years, would likely need to be increased along with other measures to generate the funds needed.

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and its impact on customers’ purchasing decisions and the price of steel may each affect the Company’s financial performance. Economic downturns generally result in decreased purchasing by the Company’s customers, which, in turn, causes reductions in sales and increased pricing pressure on the Company’s products. Rising interest rates also typically negatively impact customers’ attitudes toward purchasing equipment. The Federal Reserve has maintained historically low interest rates in response to the recent economic downturn; however, the Company expects interest rates to begin to increase during 2011.

Significant portions of the Company’s revenues relate to the sale of equipment involved in the production, handling and installation of asphalt mix. Liquid asphalt is a by-product of oil production. An increase in the price of oil increases the cost of asphalt, which is likely to decrease demand for asphalt and therefore decrease demand for certain Company products. While increasing oil prices may have a negative financial impact on many of the Company’s customers, the Company’s equipment can use a significant amount of recycled asphalt pavement, thereby mitigating the final cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt mix. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. The Company’s customers appear to be adapting their prices in response to the fluctuating oil prices, and the fluctuations did not appear to significantly impair equipment purchases in 2010 or the first quarter of 2011. The Company expects oil prices to continue to fluctuate during the remainder of 2011. Minor fluctuations in oil prices should not have a significant impact on customers’ buying decisions. However, political uncertainty in oil producing countries, interruptions in oil production due to disasters, whether natural or man-made, or other economic factors could significantly impact oil prices, which in turn could negatively impact demand for the Company’s products.

Contrary to the negative impact of higher oil prices on many of the Company’s products as discussed above, sales of several of the Company’s products, including products manufactured by the Underground Group, which are used to drill for oil and natural gas and install oil and natural gas pipelines, would benefit from higher oil and natural gas prices, to the extent that such higher prices lead to further development of oil and natural gas production. The Company believes further development of domestic oil and natural gas production capabilities is needed and would positively impact the domestic economy and the Company’s business.

Steel is a major component in the Company’s equipment. Steel pricing declined sharply in the fourth quarter of 2008 and into 2009. Favorable pricing continued through 2009, causing steel mills to reduce production to match reduced demand. Steel customers worked through their excess inventories of steel during 2009 and began buying steel again in 2010, albeit at reduced levels, causing steel prices to remain relatively stable.  Near the end of 2010, as the result of an increase in the price of certain raw materials used to make steel, steel prices began a rapid series of increases that will likely continue through the second quarter of 2011. The Company was able to mitigate a portion of this increase in price of steel in the first quarter of 2011 as a result of its advanced steel purchases and existing supply contracts at previously negotiated prices. The Company may experience rising steel prices during the second quarter of 2011; however, management believes that steel prices will remain stable in the second half of 2011. Although the Company normally institutes price increases in response to rising steel and component prices, the Company may not be able to raise the prices of its products enough to cover increased costs, which may have a negative effect on the Company’s financial results. The Company will continue to closely monitor steel pricing and will take advantage of buying opportunities to offset such future pricing where possible.

In addition to the factors stated above, many of the Company’s markets are highly competitive, and its products compete worldwide with a number of other manufacturers and dealers that produce and sell similar products. During 2010 and through the first quarter of 2011, a weakening dollar, combined with improving economic conditions in certain foreign economies, had a positive impact on the Company’s international sales. The Company expects the dollar to remain weak in the near-term relative to most foreign currencies; however, increasing domestic interest rates or weakening economic conditions abroad could cause the dollar to strengthen, which may negatively impact the Company’s international sales.

In the United States and internationally, the Company’s equipment is marketed directly to customers as well as through dealers. During 2010, 75% to 80% of equipment sold by the Company was sold directly to the end user. The Company expects this ratio to remain relatively consistent through 2011.

The Company is operated on a decentralized basis, and there is a complete management team for each operating subsidiary. Finance, insurance, legal, shareholder relations, corporate accounting and other corporate matters are primarily handled at the corporate level (i.e., Astec Industries, Inc., the parent company). The engineering, design, sales, manufacturing and basic accounting functions are all handled at each individual subsidiary. Standard accounting procedures are prescribed and followed in all reporting.

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

Results of Operations

Net Sales
Net sales increased $36,735,000 or 19.0%, from $193,454,000 for the first quarter of 2010 to $230,189,000 in the first quarter of 2011. Sales are generated primarily from new equipment and related parts purchases made by customers for use in construction for infrastructure funded by both the private and public sectors. The overall increase in sales for the first quarter of 2011 compared to the first quarter of 2010 reflects strengthening economic conditions in both international and domestic markets.

Domestic sales for the first quarter of 2011 were $147,523,000 or 64.1% of consolidated net sales compared to $129,451,000 or 66.9% of consolidated net sales for the first quarter of 2010, an increase of $18,072,000, or 14.0%.  International sales for the first quarter of 2011 were $82,666,000 or 35.9% of consolidated net sales compared to $64,003,000 or 33.1% of consolidated net sales for the first quarter of 2010, an increase of $18,663,000 or 29.2%.  The overall increase in international sales for the first quarter of 2011 compared to the first quarter of 2010 is due to improved economic conditions in international markets and significant weakness in the dollar compared to currencies in many of the markets the Company serves. The increases in international sales occurred primarily in South America, Europe, Canada, Russia and Australia.

Parts sales for the first quarter increased 14.0% or $7,061,000 from $50,264,000 in 2010 to $57,325,000 in 2011.  Parts sales for the first quarter of 2011 as a percentage of net sales decreased 110 basis points from 26.0% in 2010 to 24.9% in 2011 due to equipment sales increasing faster than part sales.

Gross Profit
Consolidated gross profit for the first quarter increased 18.6% or $8,563,000 from $46,141,000 in 2010 to $54,704,000 in 2011; however gross profit as a percentage of sales decreased 10 basis points to 23.8% in the first quarter of 2011 from 23.9% in the first quarter of 2010. Absorption of manufacturing overhead increased by $4,019,000 due to higher production volumes resulting from increased sales.  Parts sales, which typically yield a higher gross margin, decreased as a percentage of net sales from 26.0% in the first quarter of 2010 to 24.9% in the first quarter of 2011.

Selling, General, Administrative and Engineering Expenses
Selling, general, administrative and engineering expenses for the first quarter of 2011 were $39,489,000, or 17.2% of net sales, compared to $32,718,000, or 16.9% of net sales, for the first quarter of 2010, an increase of $6,771,000, or 20.7%.  The increase was composed of increases in payroll and related expenses of $3,472,000, commissions of $1,166,000 and expenses of $2,655,000 related to ConExpo, the triennial equipment show held in March of 2011.  These increases in expenses were offset by a decrease in health insurance expense of $1,587,000.

Interest Expense
Interest expense in the first quarter of 2011 decreased $87,000, or 70.7%, to $36,000 from $123,000 in the first quarter of 2010.

Other Income, net of expenses
Other income, net of expenses was $406,000 for the first quarter of 2011 compared to $488,000 in the first quarter of 2010, a decrease of $82,000, or 16.8%.  Other income is generated primarily by investments held by Astec Insurance, the Company’s captive insurance company.

Income Tax
Income tax expense for the first quarter of 2011 was $5,427,000, compared to income tax expense of $4,956,000 for the first quarter of 2010. The effective tax rates for the first quarters of 2011 and 2010 were 34.8% and 35.9%, respectively.   The difference in effective tax rates for the first quarters of 2011 and 2010 is related to research and development tax credits which were recognized in the first quarter of 2011 but not in the first quarter of 2010 due to the timing of Congressional approval of the credits.

Net Income
The Company had net income attributable to controlling interest of $10,144,000 for the first quarter of 2011 compared to $8,794,000 in the first quarter of 2010, an increase of $1,350,000, or 15.4%. Earnings per diluted share were $0.44 in the first quarter of 2011 compared to $0.39 in the first quarter of 2010, an increase of $0.05 or 12.8%. Diluted shares outstanding for the quarters ended March 31, 2011 and 2010 were 22,919,430 and 22,767,460, respectively. The increase in shares outstanding is primarily due to the exercise of stock options by employees of the Company.

Backlog
The backlog of orders at March 31, 2011 was $244,808,000 compared to $134,838,000 at March 31, 2010, an increase of $109,970,000, or 81.6%. The increase in backlog is due to an increase in domestic backlogs of $42,642,000 or 55.1% and an increase in international backlogs of $67,328,000 or 117.3%.  The increase in total backlog was primarily due to increases in the Aggregate and Mining Group of $51,131,000 or 124.2% and the Asphalt Group of $41,051,000 or 58.3%.  The March 31, 2011 backlog was comprised of 49.1% domestic orders and 50.9% international orders as compared to 57.4% domestic orders and 42.6% international orders at March 31, 2010.  The Company is unable to determine whether the changes in backlogs were experienced by the industry as a whole; however, the Company believes the changes in backlogs reflect the current economic conditions the industry is experiencing.

Segment Net Sales-Quarter (in thousands):

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Asphalt Group	$73,754	$70,061	$3,693	5.3%
Aggregate and Mining Group	78,853	58,919	19,934	33.8%
Mobile Asphalt Paving Group	49,955	42,082	7,873	18.7%
Underground Group	11,667	8,927	2,740	30.7%
Other Group	15,960	13,465	2,495	18.5%

Asphalt Group: Sales in this group were $73,754,000 for the first quarter of 2011 compared to $70,061,000 for the same period in 2010, an increase of $3,693,000 or 5.3%.  Domestic sales for the Asphalt Group decreased $5,223,000 or 8.8% in the first quarter of 2011 compared to the same period in 2010.  Domestic sales continued to be impacted by Congress’s failure to renew the long-term federal highway funding legislation that expired in September 2009.  International sales for the Asphalt Group increased $8,916,000 or 83.0% in the first quarter of 2011 compared to the same period in 2010.  The improvement in international sales is due to improved economic conditions and significant weakness in the dollar compared to currencies in many of the markets the Company serves.  In the first quarter international sales increased primarily in Canada and Europe while decreasing in Mexico and South America.  Parts sales for the Asphalt Group increased 13.9% in the first quarter of 2011 compared to the same period in 2010.

Aggregate and Mining Group: Sales in this group were $78,853,000 for the first quarter of 2011 compared to $58,919,000 for the same period in 2010, an increase of $19,934,000 or 33.8%.  Domestic sales for the Aggregate and Mining Group increased $13,485,000 or 60.0% in the first quarter of 2011 compared to the same period in 2010. Domestic sales were positively impacted by improving domestic economic conditions and increasing activity in domestic mining. International sales for the Aggregate and Mining Group increased $6,449,000 or 17.7% in the first quarter of 2011 compared to the same period in 2010. The improvement in international sales is due to improved economic conditions and significant weakness in the dollar compared to currencies in many of the markets the Company serves.  The increase in international sales occurred primarily in South America.  These increases were offset by decreases in the Middle East, Mexico and Canada.  Parts sales for this group increased 16.2% in the first quarter of 2011 compared to the same period in 2010.

Mobile Asphalt Paving Group: Sales in this group were $49,955,000 for the first quarter of 2011 compared to $42,082,000 for the same period in 2010, an increase of $7,873,000 or 18.7%.  Domestic sales for the Mobile Asphalt Paving Group increased $5,377,000 or 15.1% in the first quarter of 2011 compared to the same period in 2010.  The lack of a long-term highway bill caused customers to focus on short-term contracts for road overlay, which positively impacted domestic sales for this group.  International sales for the Mobile Asphalt Paving Group increased $2,495,000 or 38.9% in the first quarter of 2011 compared to the same period in 2010, due primarily to weakness in the dollar relative to currencies in many foreign countries, as well as stimulus plans in certain foreign countries that focused on road building. The increase internationally occurred primarily in Russia and Central America and was offset by decreased sales in Canada.  Parts sales for this group increased 16.6% in the first quarter of 2011 compared to the same period in 2010.

Underground Group: Sales in this group were $11,667,000 for the first quarter of 2011 compared to $8,927,000 for the same period in 2010, an increase of $2,740,000 or 30.7%.  Domestic sales for the Underground Group increased $2,628,000 or 58.5% in the first quarter of 2011 compared to the same period in 2010 due primarily to improving domestic economic conditions.  International sales for the Underground Group increased $112,000 or 2.5% in the first quarter of 2011 compared to the same period in 2010.  The increase in international sales occurred in Canada and South America. Parts sales for the Underground Group decreased 10.3% in the first quarter of 2011 compared to the same period in 2010.

Other Group: Sales for the Other Group were $15,960,000 for the first quarter of 2011 compared to $13,465,000 for the same period in 2010, an increase of $2,495,000 or 18.5%.  Domestic sales for the Other Group, which are primarily generated by Peterson Pacific Corp., increased $1,806,000 or 24.1% in the first quarter of 2011 compared to the same period in 2010, due primarily to improving domestic economic conditions. International sales for the Other Group increased $689,000 or 11.6% in the first quarter of 2011 compared to the same period in 2010.  The increase occurred in Australia and was offset by declines in South America and Canada. Parts sales for the Other Group increased 25.7% in the first quarter of 2011 compared to the same period in 2010.

Segment Profit (Loss)-Quarter (in thousands):

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Asphalt Group	$10,820	$12,795	$(1,975)	(15.4%)
Aggregate and Mining Group	5,622	2,822	2,800	99.2%
Mobile Asphalt Paving Group	7,312	5,210	2,102	40.3%
Underground Group	(3,849)	(3,542)	(307)	(8.7%)
Other Group	(8,500)	(7,510)	(990)	(13.2%)

Asphalt Group: Segment profit for this group was $10,820,000 for the first quarter of 2011 compared to $12,795,000 for the same period in 2010, a decrease of $1,975,000 or 15.4%. This decrease is due primarily to a decrease in sales for the Asphalt Group as well as a decline in gross profit percentage from 28.8% in the first quarter of 2010 to 26.1% in the first quarter of 2011.  The gross profit percentage returned to a normal level in the first quarter of 2011 compared to the higher percentage for the first quarter of 2010, which was the result of a few very high margin sales transactions that were recognized in the first quarter of 2010.

Aggregate and Mining Group: Segment profit for this group was $5,622,000 for the first quarter of 2011 compared to $2,822,000 for the same period in 2010, an increase of $2,800,000 or 99.2%.  This group’s profits were positively impacted by a 33.8% increase in sales and a 140 basis point increase in gross margin aided by a 16.2% increase in parts sales for the quarter and improved plant utilization.

Mobile Asphalt Paving Group: Segment profit for this group was $7,312,000 for the first quarter of 2011 compared to $5,210,000 in the first quarter of 2010, an increase of $2,102,000 or 40.3%. The primary reason for the increase in profit was an increase in gross margin of 190 basis points during the first quarter of 2011 compared to the first quarter of 2010 due to increased demand and production volumes.

Underground Group: This group had a segment loss of $3,849,000 in the first quarter of 2011 compared to a loss of $3,542,000 in the first quarter of 2010 for a decrease of $307,000 or 8.7% due to increased selling expenses, primarily ConExpo related.

Other Group: The Other Group had a segment loss of $8,500,000 in the first quarter of 2011 compared to a loss of $7,510,000 in the first quarter of 2010 for a decrease of $990,000 or 13.2%. This group includes the parent company, Astec Industries, Inc., which records all of the domestic federal tax expense for the Company as well as other non-allocable administrative costs.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources are its cash on hand, investments, borrowing capacity under a $100 million revolving credit facility and cash flows from operations. The Company had $80,171,000 of cash available for operating purposes at March 31, 2011. In addition, the Company had no borrowings outstanding under its credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”) at any time during the first quarter ended March 31, 2011. Net of letters of credit of $7,608,000, the Company had borrowing availability of $92,392,000 under the credit facility as of March 31, 2011.

The Wells Fargo credit facility had an original term of three years with two one-year extensions available. Early in 2010, the Company exercised the final extension bringing the new loan maturity date to May 2012. The interest rate for borrowings is a function of the Adjusted LIBOR Rate or Adjusted LIBOR Market Index Rate, as defined, as elected by the Company, plus a margin based upon a leverage ratio pricing grid ranging between 0.5% and 1.5%. As of March 31, 2011, the applicable margin based upon the leverage ratio pricing grid was equal to 0.5%. The unused facility fee is 0.125%. The Wells Fargo credit facility requires no principal amortization and interest only payments are due, in the case of loans bearing interest at the Adjusted LIBOR Market Index Rate, monthly in arrears and, in the case of loans bearing interest at the Adjusted LIBOR Rate, at the end of the applicable interest period. The Wells Fargo credit agreement contains certain financial covenants, including a minimum fixed charge coverage ratio, minimum tangible net worth and maximum allowed capital expenditures. The Company was in compliance with the covenants under its credit facility as of March 31, 2011.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd. (“Osborn”), has available a credit facility of $8,833,000 (ZAR 60,000,000) to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of March 31, 2011, Osborn had no outstanding borrowings under the credit facility, but $3,760,000 in performance letters of credit, advance payment and retention guarantees were issued under the facility.  The facility is secured by Osborn's buildings and improvements, accounts receivable, cash balances and a $2,000,000 letter of credit issued by the parent Company.  As of March 31, 2011, Osborn had available credit under the facility of $5,073,000.  The facility has an ongoing, indefinite term subject to annual reviews by the bank.  The interest rate is the South African prime rate.  The agreement has an unused facility fee of 0.793%.

The Company’s Australian subsidiary, Astec Australia Pty Ltd (“Astec Australia”) has an available credit facility to finance short-term working capital needs of $827,000 (AUD 800,000), and banking arrangements to finance foreign exchange dealer limit orders of up to $1,705,000 (AUD 1,650,000) secured by cash balances in the amount of $1,033,000 (AUD 1,000,000) and a $1,000,000 letter of credit issued by the parent Company.  No amounts were outstanding under the credit facility at March 31, 2011.  The interest rate is the Australian adjusted Bank Business Rate plus a margin of 1.05%.

Cash Flows from Operating Activities (in thousands):

	Three Months Ended March 31,		Increase
	2011	2010	(Decrease)
Net income	$10,158	$8,832	$1,326
Non-cash items in net income, net	9,553	8,457	1,096
Changes in working capital:
(Increase) decrease in receivables	(20,053)	(15,116)	(4,937)
(Increase) decrease in prepaid expenses	1,581	6,316	(4,735)
(Increase) decrease in inventories	(21,292)	815	(22,107)
Increase (decrease) in accounts payable	7,631	5,783	1,848
Increase (decrease) in customer deposits	986	(3,572)	4,558
Increase (decrease) in income taxes payable	4,638	1,150	3,488
Other, net	(3,577)	(3,036)	(541)
Net cash provided (used) by operating activities	$(10,375)	$9,629	$(20,004)

For the three months ended March 31, 2011, net cash from operating activities decreased $20,004,000 compared to the same period in 2010.  The primary reasons for the decrease in operating cash flows are an increase in cash used by inventory of $22,107,000, receivables of $4,937,000 and prepaid expenses of $4,735,000.  These negative cash changes were offset by a decrease in cash from customer deposits of $4,558,000 and income taxes payable of $3,488,000.  These changes in operating cash flows reflect increased sales and production activity during the first three months of 2011 compared to the first three months of 2010.

Cash Flows from Investing Activities (in thousands):

	Three Months Ended March 31,		Increase
	2011	2010	(Decrease)
Expenditures for property and equipment	$(3,964)	$(1,751)	$(2,213)
Other, net	49	20	29
Net cash used by investing activities	$(3,915)	$(1,731)	$(2,184)

For the three months ended March 31, 2011, net cash used by investing activities increased $2,184,000 compared to the same period in 2010 primarily due to an increase in cash used for capital expenditures of $2,213,000.

Capital expenditures for 2011 are forecasted to total $29,382,000. The Company expects to finance these expenditures using currently available cash balances, internally generated funds and available credit under the Company’s credit facility. Capital expenditures are generally for machinery, equipment and facilities used by the Company in the production of its various products.

Cash Flows from Financing Activities (in thousands):

	Three Months Ended March 31,		Increase
	2011	2010	(Decrease)
Proceeds from exercise of stock options	$20	$272	$(252)
Other, net	(47)	(3)	(44)
Net cash provided (used) by financing activities	$(27)	$269	$(296)

Cash from financing activities decreased $296,000 in the first three months of 2011 compared to the same period in 2010.

Financial Condition
The Company’s current assets increased to $474,228,000 at March 31, 2011 from $447,821,000 at December 31, 2010, an increase of $26,407,000, or 5.9%.  The increase is primarily attributable to an increase inventories of $19,682,000 combined with an increase in trade receivables of $20,007,000. The increase in inventories is due to increased manufacturing activity in response to increased sales volumes.  The increase in trade receivables is due primarily to an increase in sales volume in the first quarter of 2011 as compared to the fourth quarter of 2010. These increases were offset by decreases in cash and cash equivalents of $14,426,000.

The Company’s current liabilities increased to $144,808,000 at March 31, 2011 from $130,426,000 at December 31, 2010, an increase of $14,382,000, or 11.0%.  The increase is primarily attributable to increases in accounts payable of $7,631,000 and income taxes payable of $4,630,000.  Accounts payable increased in the first quarter of 2011 due primarily to increased purchases of inventory related to increased sales volumes.  Income taxes payable increased during the first quarter of 2011 primarily due to increased earnings compared to the fourth quarter of 2010.

Market Risk and Risk Management Policies
We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2010.

Off-balance Sheet Arrangements
As of March 31, 2011, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Seasonality
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the three-month period ended March 31, 2011 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.  Based upon historical results of the past several years, 25% to 28% of the Company's annual revenues typically occur during the first three months of the year.

Contractual Obligations
During the three months ended March 31, 2011, there were no substantial changes in our commitments or contractual liabilities.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
The Company is involved from time to time in legal actions arising in the ordinary course of our business. Other than as set forth in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2010, we currently have no pending or threatened litigation that we believe will result in an outcome that would materially affect our business. Nevertheless, there can be no assurance that future litigation to which we become a party will not have a material adverse effect on our business.

Item 1A.  Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.  The risks described in our Annual Report on Form 10-K for the year ended December 31, 2010 and in this Quarterly Report on Form 10-Q are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

ASTEC INDUSTRIES, INC. (Registrant)

Date: May 10, 2011	/s/ J. Don Brock
J. Don Brock Chairman of the Board and President (Principal Executive Officer)

Date: May 10, 2011	/s/ F. McKamy Hall
F. McKamy Hall Chief Financial Officer, Vice President, and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
3.1	Amended and Restated Bylaws of Astec Industries Inc, adopted on March 14, 1990 and as amended on July 29, 1993, July 27, 2007 and July 23, 2008.
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