Form 10-Q
period 2011-06-30
ASTEC INDUSTRIES INC
filed 2011-08-09
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
OR
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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at August 1, 2011
Common Stock, par value $0.20	22,685,435

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

Astec Industries, Inc. Condensed Consolidated Balance Sheets (in thousands)
	June 30, 2011 (unaudited)	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$73,490	$94,597
Trade receivables, net	101,592	77,978
Other receivables	2,250	2,885
Inventories	281,152	252,981
Prepaid expenses and other	9,541	9,041
Deferred income tax assets	14,720	10,339
Total current assets	482,745	447,821
Property and equipment, net	174,582	168,242
Investments	11,125	11,672
Goodwill	13,907	13,907
Other long-term assets	8,848	7,997
Total assets	$691,207	$649,639
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$49,499	$44,493
Income tax payable	560	406
Accrued product warranty	10,247	9,891
Customer deposits	39,611	35,602
Accrued payroll and related liabilities	16,994	16,121
Accrued loss reserves	4,163	3,796
Other accrued liabilities	20,678	20,117
Total current liabilities	141,752	130,426
Deferred income tax liabilities	16,409	12,653
Other long-term liabilities	14,551	13,754
Total liabilities	172,712	156,833
Shareholders’ equity	517,885	492,208
Non-controlling interest	610	598
Total equity	518,495	492,806
Total liabilities and equity	$691,207	$649,639

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Income (in thousands, except shares and per share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$247,756	$209,249	$477,945	$402,704
Cost of sales	185,785	162,571	361,271	309,884
Gross profit	61,971	46,678	116,674	92,820
Selling, general, administrative and engineering expenses	38,789	30,824	78,278	63,542
Asset impairment charge	2,170	-	2,170	-
Income from operations	21,012	15,854	36,226	29,278
Interest expense	58	135	94	259
Other income, net of expenses	366	122	773	610
Income before income taxes	21,320	15,841	36,905	29,629
Income taxes	7,215	5,511	12,642	10,467
Net income	14,105	10,330	24,263	19,162
Net income attributable to non-controlling interest	19	22	33	60
Net income attributable to controlling interest	$14,086	$10,308	$24,230	$19,102

Earnings per common share
Net income attributable to controlling interest:
Basic	$0.62	$0.46	$1.07	$0.85
Diluted	$0.61	$0.45	$1.06	$0.84
Weighted average number of common shares outstanding:
Basic	22,576,222	22,507,078	22,571,192	22,490,431
Diluted	22,991,917	22,832,785	22,955,707	22,800,223

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$24,263	$19,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,449	9,570
Provision for (recoveries of) doubtful accounts	965	(11)
Provision for inventory reserve	2,078	2,465
Provision for warranty	5,836	6,954
Deferred compensation provision	446	67
Sale of trading securities, net	1,025	654
Stock-based compensation	1,623	815
Tax benefit from stock incentive plans	(175)	(329)
Deferred income tax benefit	(1,573)	(1,171)
Asset impairment charge	2,170	-
Loss on disposition of fixed assets	24	55
(Increase) decrease in:
Trade and other receivables	(24,301)	(16,517)
Inventories	(30,249)	20,115
Prepaid expenses	1,021	8,335
Other assets	(1,763)	(241)
Increase (decrease) in:
Accounts payable	5,006	1,081
Accrued product warranty	(5,475)	(6,986)
Customer deposits	4,009	1,516
Income taxes payable	328	1,430
Other accrued liabilities	2,178	(1,875)
Net cash provided (used) by operating activities	(3,115)	45,089
Cash flows from investing activities:
Expenditures for property and equipment	(18,668)	(3,759)
Proceeds from sale of property and equipment	139	71
Net cash used by investing activities	(18,529)	(3,688)
Cash flows from financing activities:
Tax benefit from stock option exercise	175	329
Supplemental Executive Retirement Plan transactions, net	(137)	(136)
Proceeds from exercise of stock options	510	763
Net cash provided by financing activities	548	956
Effect of exchange rates on cash	(11)	(797)
Net increase (decrease) in cash and cash equivalents	(21,107)	41,560
Cash and cash equivalents, beginning of period	94,597	40,429
Cash and cash equivalents, end of period	$73,490	$81,989

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc.
Condensed Consolidated Statement of Equity
For the Six Months Ended June 30, 2011
(in thousands, except shares)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accum-ulated Other Compre- hensive Income	Company Shares Held by SERP	Retained Earnings	Non- controlling Interest	Total Equity
Balance, December 31, 2010	22,646,822	$4,529	$128,831	$8,046	$(2,217)	$353,019	$598	$492,806
Net income						24,230	33	24,263
Other comprehensive income:
Foreign currency translation adjustments, net of tax				(676)			(21)	(697)
Change in unrecognized pension and post retirement costs, net of tax				(48)				(48)
Comprehensive income							12	23,518
Stock-based compensation	9,447	2	1,621					1,623
Stock issued under incentive plans	27,652	6	679					685
SERP transactions, net			5		(142)			(137)
Balance, June 30, 2011	22,683,921	$4,537	$131,136	$7,322	$(2,359)	$377,249	$610	$518,495

See Notes to Unaudited Condensed Consolidated Financial Statements

ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Astec Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2010.

The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements” containing guidance that supersedes certain previous rules relating to how a company allocates consideration to all of its deliverables in a multiple-deliverable revenue arrangement.  The revised guidance eliminates the use of the residual method of allocation in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration and alternatively requires that the relative-selling-price method be used in all circumstances in which an entity recognizes revenue for an arrangement with multiple-deliverables.  The revised guidance requires both ongoing disclosures regarding an entity’s multiple-element revenue arrangements as well as certain transitional disclosures during periods after adoption.  All entities must adopt the revised guidance no later than the beginning of their first fiscal year beginning on or after June 15, 2010 with earlier adoption allowed.  Entities may elect to adopt the guidance through either prospective application or through retrospective application to all revenue arrangements for all periods presented.  The Company adopted the revised guidance using the prospective application method effective January 1, 2011.  The adoption of this guidance has not had a significant impact on the Company’s financial statements.

In May 2011, the FASB issued Account Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” which results in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (”IFRS”).  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  While the FASB stated that for many of the requirements it did not intend for the amendments in the update to result in a change in the application of the requirements of Topic 820, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements.  Additionally, other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The update is effective for interim and annual periods beginning after December 15, 2011 and its amendments must be applied prospectively.  The Company plans to adopt its provisions effective January 1, 2012.  The Company has not yet determined the impact, if any the application of this update will have on its financial statements.

In June 2011, the FASB issued Account Standards Update No. 2011-05, “Comprehensive Income (Topic 220)” which will change the way companies present other comprehensive income and its components in financial statements.  The new standards, which are effective for fiscal years and interim periods beginning after December 15, 2011, require that companies present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The Company plans on adopting the provisions of this update in its first quarter 2012 financials.  As the revised rules deal only with presentation, adopting this update is not expected to have an impact on the Company’s financial position or results of operations.

Note 2.  Earnings per Share
Basic earnings per share is determined by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding during each period.  Diluted earnings per share include the potential dilutive effects of options, restricted stock units and shares held in the Company’s Supplemental Executive Retirement Plan.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to controlling interest	$14,086,000	$10,308,000	$24,230,000	$19,102,000
Denominator:
Denominator for basic earnings per share	22,576,222	22,507,078	22,571,192	22,490,431
Effect of dilutive securities:
Employee stock options and restricted stock units	315,172	225,736	285,060	211,234
Supplemental Executive Retirement Plan	100,523	99,971	99,455	98,558
Denominator for diluted earnings per share	22,991,917	22,832,785	22,955,707	22,800,223

Net income attributable to controlling interest per share:
Basic	$0.62	$0.46	$1.07	$0.85
Diluted	$0.61	$0.45	$1.06	$0.84

A total of 323 and 1,072 options were antidilutive for the three months ended June 30, 2011 and 2010, respectively.  A total of 698 and 1,437 options were antidilutive for the six months ended June 30, 2011 and 2010, respectively.  Antidilutive options are not included in the diluted earnings per share computation.

Note 3.  Receivables
Receivables are net of allowances for doubtful accounts of $2,563,000 and $1,820,000 as of June 30, 2011 and December 31, 2010, respectively.

Note 4.  Inventories
Inventories consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Raw materials and parts	$117,114	$96,731
Work-in-process	72,066	60,463
Finished goods	76,960	77,583
Used equipment	15,012	18,204
Total	$281,152	$252,981

The above inventory amounts are net of reserves totalling $20,495,000 and $19,399,000 as of June 30, 2011 and December 31, 2010, respectively.

Note 5.  Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation of $176,589,000 and $169,955,000 as of June 30, 2011 and December 31, 2010, respectively.

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

As indicated in the table below (which excludes the Company’s pension assets), the Company has determined that all its financial assets and liabilities at June 30, 2011 are level 1 and level 2 in the fair value hierarchy as defined above (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$988	$-	$-	$988
SERP mutual funds	1,877	-	-	1,877
Preferred stocks	468	-	-	468
Trading debt securities:
Corporate bonds	-	4,814	-	4,814
Municipal bonds	-	3,315	-	3,315
Floating rate notes	-	233	-	233
U.S. Treasury bill	250	-	-	250
Other government bonds	-	73	-	73
Total financial assets	$3,583	$8,435	$-	$12,018

Financial Liabilities:
SERP liabilities	$6,583	$-	$-	$6,583
Derivative financial instruments	-	1,050	-	1,050
Total financial liabilities	$6,583	$1,050	$-	$7,633

The Company’s investments (other than pension assets) consist of the following (in thousands):
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
June 30, 2011:
Trading equity securities	$3,131	$204	$2	$3,333
Trading debt securities	8,404	324	43	8,685
	$11,535	$528	$45	$12,018

December 31, 2010:
Trading equity securities	$3,089	$154	$7	$3,236
Trading debt securities	9,393	266	67	9,592
	$12,482	$420	$74	$12,828

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

Trading debt securities are comprised of marketable debt securities held by Astec Insurance. Astec Insurance has an investment strategy that focuses on providing regular and predictable interest income from a diversified portfolio of high-quality fixed income securities. At June 30, 2011 and December 31, 2010, $644,000 and $1,156,000, respectively, of trading debt securities were due to mature within twelve months and, accordingly, are included in other current assets.  The financial liabilities related to the SERP shown above are included in other long-term liabilities and the derivative financial liabilities are included in other accrued liabilities in the accompanying balance sheets.

Net unrealized gains or losses incurred during the three-month periods ended June 30, 2011 and 2010 on investments still held as of the end of each reporting period amounted to a gain of $70,000 and a loss of $159,000, respectively.  Net unrealized gains or losses incurred during the six-month periods ended June 30, 2011 and 2010 on investments still held as of the end of each reporting period amounted to a gain of $194,000 and a loss of $14,000, respectively.

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

The Wells Fargo credit facility had an original term of three years with two one-year extensions available.  Early in 2010, the Company exercised the final extension bringing the new loan maturity date to May 2012.  The interest rate for borrowings is a function of the Adjusted LIBOR Rate or Adjusted LIBOR Market Index Rate, as elected by the Company, plus a margin based upon a leverage ratio pricing grid ranging between 0.5% and 1.5%.  As of June 30, 2011 the applicable margin based upon the leverage ratio pricing grid was equal to 0.5%.  The unused facility fee is 0.125%.  The Wells Fargo credit facility requires no principal amortization and interest only payments are due, in the case of loans bearing interest at the Adjusted LIBOR Market Index Rate, monthly in arrears and, in the case of loans bearing interest at the Adjusted LIBOR Rate, at the end of the applicable interest period.  The Wells Fargo credit agreement contains certain financial covenants related to minimum fixed charge coverage ratios, minimum tangible net worth and maximum allowed capital expenditures.  At June 30, 2011, the Company had no borrowings outstanding under the credit facility but did have letters of credit totaling $10,041,000 outstanding, resulting in borrowing availability of $89,959,000 on the Wells Fargo credit facility.  The Company was in compliance with the financial covenants under its credit facility as of June 30, 2011.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd. (“Osborn”), has available a credit facility of $8,798,000 (ZAR 60,000,000) to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of June 30, 2011, Osborn had no outstanding borrowings under the credit facility, but $4,564,000 in performance letters of credit, advance payment and retention guarantees were issued under the facility.  The facility is secured by Osborn's buildings and improvements, accounts receivable, cash balances and a $2,000,000 letter of credit issued by the parent Company.  As of June 30, 2011, Osborn had available credit under the facility of $4,234,000.  The facility has an ongoing, indefinite term subject to annual reviews by the bank.  The interest rate is the South African prime rate.  The agreement has an unused facility fee of 0.793%.

The Company’s Australian subsidiary, Astec Australia Pty Ltd (“Astec Australia”) has an available credit facility to finance short-term working capital needs of $859,000 (AUD 800,000), and banking arrangements to finance foreign exchange dealer limit orders of up to $1,772,000 (AUD 1,650,000) secured by cash balances in the amount of $1,074,000 (AUD 1,000,000) and a $1,000,000 letter of credit issued by the parent Company.  No amounts were outstanding under the credit facility at June 30, 2011.  The interest rate is the Australian adjusted Bank Business Rate plus a margin of 1.05%.

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

Changes in the Company's product warranty liability for the three and six-month periods ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Reserve balance, beginning of the period	$9,979	$8,549	$9,891	$8,714
Warranty liabilities accrued	2,936	4,095	5,836	6,954
Warranty liabilities settled	(2,672)	(3,922)	(5,475)	(6,965)
Other	4	(40)	(5)	(21)
Reserve balance, end of the period	$10,247	$8,682	$10,247	$8,682

Note 9.  Accrued Loss Reserves
The Company accrues reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company.  The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events.  Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future.  Total accrued loss reserves were $8,625,000 at June 30, 2011 compared to $8,044,000 at December 31, 2010, of which $4,462,000 and $4,248,000 were included in other long-term liabilities at June 30, 2011 and December 31, 2010, respectively.

Note 10.  Income Taxes
The Company’s combined effective income tax rate was 33.8% and 34.8% for the three-month periods ended June 30, 2011 and 2010, respectively.  The Company’s combined effective income tax rate was 34.3% and 35.3% for the six-month periods ended June 30, 2011 and 2010, respectively.  The Company’s effective tax rate for the six months ended June 30, 2011 includes the effect of state income taxes and other discrete benefits consisting primarily of tax credits for research and development activities and the domestic production activities deduction.  The Company’s effective tax rate for the six months ended June 30, 2010 did not contain a benefit for research and development tax credits as the legislation providing the credits was not enacted by Congress until later in 2010.

The Company's liability recorded for uncertain tax positions as of June 30, 2011 has not changed significantly in amount or composition since December 31, 2010.

Note 11.  Segment Information
The Company has four reportable segments. These segments are combinations of business units that offer similar products and services. A brief description of each segment is as follows:

Asphalt Group - This segment consists of three business units that design, engineer, manufacture and market a complete line of portable, stationary and relocatable hot-mix asphalt plants and related components as well as a variety of heaters, heat transfer processing equipment, thermal fluid storage tanks and concrete plants. The principal purchasers of these products are asphalt producers, highway and heavy equipment contractors and foreign and domestic governmental agencies.

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

Segment Information:

	(in thousands)
	Three Months Ended
	June 30, 2011
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$68,183	$86,562	$53,466	$23,088	$16,457	$247,756
Intersegment sales	5,897	4,980	2,788	261	-	13,926
Gross profit	16,750	22,406	15,627	3,934	3,254	61,971
Gross profit percent	24.6%	25.9%	29.2%	17.0%	19.8%	25.0%
Segment profit (loss)	$9,102	$9,727	$8,532	$172	$(13,565)	$13,968

	(in thousands)
	Six Months Ended
	June 30, 2011
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$141,937	$165,415	$103,421	$34,755	$32,417	$477,945
Intersegment sales	10,355	12,144	6,565	1,680	-	30,744
Gross profit	35,978	41,155	29,067	4,057	6,417	116,674
Gross profit percent	25.3%	24.9%	28.1%	11.7%	19.8%	24.4%
Segment profit (loss)	$19,921	$15,349	$15,843	$(3,677)	$(22,063)	$25,373

	(in thousands)
	Three Months Ended
	June 30, 2010
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$65,362	$67,000	$47,231	$13,636	$16,020	$209,249
Intersegment sales	3,558	4,555	3,057	951	-	12,121
Gross profit	14,961	15,199	12,233	868	3,417	46,678
Gross profit percent	22.9%	22.7%	25.9%	6.4%	21.3%	22.3%
Segment profit (loss)	$7,574	$4,973	$6,264	$(1,901)	$(6,069)	$10,841

	(in thousands)
	Six Months Ended
	June 30, 2010
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$135,423	$125,919	$89,314	$22,563	$29,485	$402,704
Intersegment sales	10,111	12,149	7,198	1,883	-	31,341
Gross profit	35,168	28,386	22,743	511	6,012	92,820
Gross profit percent	26.0%	22.5%	25.5%	2.3%	20.4%	23.0%
Segment profit (loss)	$20,369	$7,795	$11,475	$(5,443)	$(13,579)	$20,617

A reconciliation of total segment profits to the Company's consolidated totals is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total segment profits	$13,968	$10,841	$25,373	$20,617
Net income attributable to non-controlling interest in subsidiary	(19)	(22)	(33)	(60)
Recapture (elimination) of intersegment profit	137	(511)	(1,110)	(1,455)
Net income attributable to controlling interest	$14,086	$10,308	$24,230	$19,102

Note 12.  Contingent Matters
Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of $3,196,000 and $3,037,000 at June 30, 2011 and December 31, 2010, respectively.  At June 30, 2011, the maximum potential amount of future payments for which the Company would be liable is equal to $3,196,000.  These arrangements also provide that the Company will receive the lender’s full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements.  The Company has recorded a liability of $324,000 related to these guarantees at June 30, 2011.

In addition, the Company is contingently liable under letters of credit issued by Wells Fargo totaling $10,041,000 as of June 30, 2011, including a $1,000,000 and a $2,000,000 letter of credit issued on behalf of Astec Australia and Osborn, respectively, two of the Company’s foreign subsidiaries.  The outstanding letters of credit expire at various dates through October 2013.  As of June 30, 2011, Osborn is contingently liable for a total of $4,564,000 in performance letters of credit, advance payments and retention guarantees.  As of June 30, 2011, the maximum potential amount of future payments under these letters of credit and guarantees for which the Company could be liable is $14,605,000.

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

During 2009, the Company received notice that Johnson Crushers International, Inc. is subject to an enforcement action brought by the U.S. Environmental Protection Agency (“EPA”) and the Oregon Department of Environmental Quality (“Oregon DOEQ”) related to an alleged failure to comply with federal and state air permitting regulations. Based on correspondence received from the EPA, the total expense related to the EPA enforcement action is expected to be less than $225,000 and an appropriate accrual has been made on the Company’s books as of June 30, 2011.  No penalty has yet been proposed by the Oregon DOEQ. The Company believes that it has cured the alleged violations and is cooperating fully with the regulatory agencies. At this stage of the investigations, the Company is unable to predict the outcome of the Oregon DOEQ enforcement action or the amount of any such sanction.  The Company has not recorded a liability with respect to the Oregon DOEQ action because no estimate of the amount of any such liability can be made at this time.

During 2004, the Company received notice from the EPA that it may be responsible for a portion of the costs incurred in connection with an environmental cleanup in Illinois. The discharge of hazardous materials and associated cleanup relate to activities occurring prior to the Company’s acquisition of Barber-Greene in 1986. The Company believes that over 300 other parties have received similar notices. At this time, the Company cannot predict whether the EPA will seek to hold the Company liable for a portion of the cleanup costs or the amount of any such liability.  The Company has not recorded a liability with respect to this matter because no estimate of the amount of any such liability can be made at this time.

Note 13.  Shareholders’ Equity
Under terms of the Company’s stock option plans, officers and certain other employees were granted options to purchase the Company’s common stock at no less than 100% of the market price on the date the option was granted.  No additional options can be granted under these plans; however the Company has reserved unissued shares of common stock for the exercise of the 64,971 unexercised and outstanding options as of June 30, 2011 under these employee plans.  All options granted under these plans vested prior to 2007.

In addition, a Non-employee Directors Stock Incentive Plan has been established to allow non-employee directors to have a personal financial stake in the Company through an ownership interest.  Directors may elect to receive their compensation in cash, common stock, deferred stock or stock options.  Options granted under the Non-employee Directors Stock Incentive Plan vest and become fully exercisable immediately.  All stock options have a 10-year term.  The shares reserved under the 1998 Non-Employee Directors Stock Incentive Plan total 138,544 as of June 30, 2011, of which 115,318 shares are available for future grants of stock or deferred stock to directors.  No additional options can be granted under this plan.  The fair value of stock awards granted to non-employee directors totaled $66,000 and $49,000 during the three-month periods ended June 30, 2011 and 2010, respectively.  The fair value of stock awards granted to non-employee directors totaled $123,000 and $91,000 during the six-month periods ended June 30, 2011 and 2010, respectively.

In 2006, the Company adopted a five-year plan to award key members of management restricted stock units (“RSU’s”) each year under the Company’s 2006 Incentive Plan.  The plan allowed the Company to grant up to 700,000 RSU’s to employees based upon the annual performance of individual subsidiaries and  the Company as a whole during each of the five years ended December 31, 2010.  Additional RSU’s were granted in 2011 based upon cumulative five-year performance.  Generally, each award will vest at the end of five years from its date of grant, or at the time a recipient retires after reaching age 65, if earlier.  In early 2011, a subsequent plan was formulated under the Company’s 2011 Incentive Plan which was approved by the Company’s shareholders in their annual meeting held in April 2011.  This plan also allows the Company to grant up to 700,000 RSU’s to employees and will operate in a similar fashion to the 2006 Incentive Plan for each of the five years ending December 31, 2015.  Compensation expense of $634,000 and $133,000 has been recorded in the three-month periods ended June 30, 2011 and 2010, respectively, to reflect the fair value of the total shares granted or expected to be granted under both plans, amortized over the portion of the vesting period occurring during the periods.  Compensation expense of $1,500,000 and $724,000 has been recorded in the six-month periods ended June 30, 2011 and 2010, respectively, to reflect the fair value of the total shares granted or expected to be granted under both plans, amortized over the portion of the vesting period occurring during the periods.  The fair value of the RSU’s that vested in the three and six-month periods ending June 30, 2011 was $113,000 and $228,000, respectively.

Note 14.  Seasonality
Based upon historical results of the past several years, 52% to 55% of the Company's annual revenues typically occur during the first six months of the year.

Note 15.  Comprehensive Income
The components of total comprehensive income attributable to controlling interest for the three and six-month periods ended June 30, 2011 and 2010 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$14,105	$10,330	$24,263	$19,162
Change in unrecognized pension and post retirement benefit costs, net of tax	(2)	3	(48)	(58)
Foreign currency translation adjustments, net of tax	1,092	(1,808)	(697)	(1,036)
Comprehensive income	15,195	8,525	23,518	18,068
Comprehensive income attributable to non- controlling interest	(17)	(5)	(12)	(49)
Comprehensive income attributable to controlling interest	$15,178	$8,520	$23,506	$18,019

Note 16.  Other Income, net of expenses
Other income, net of expenses for the three and six-month periods ended June 30, 2011 and 2010 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income	$247	$204	$477	$438
Gain (loss) on investments	69	(19)	141	73
Other	50	(63)	155	99
Total	$366	$122	$773	$610

Note 17.  Derivative Financial Instruments
The Company is exposed to certain risks related to its ongoing business operations.  The primary risk managed by using derivative instruments is foreign currency risk.  From time to time the Company’s foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.  The fair value of the derivative financial instrument is recorded on the Company’s balance sheet and is adjusted to fair value at each measurement date.  The changes in fair value are recognized in the consolidated statements of income in the current period.  The Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes.  The average U.S. dollar equivalent notional amount of outstanding foreign currency exchange contracts was $13,850,000 during the six months ended June 30, 2011 and $8,686,000 for the year ended December 31, 2010. The Company reported $1,050,000 of derivative liabilities in other accrued liabilities at June 30, 2011.  At December 31, 2010, the Company reported $1,221,000 of derivative liabilities in other accrued liabilities and $30,000 in other long-term liabilities.  The Company recognized, as a component of cost of sales, a net loss of $361,000 and a net gain of $210,000 on derivative financial instruments in the three-month periods ended June 30, 2011 and 2010, respectively.  For the six-month periods ended June 30, 2011 and 2010, the Company recognized, as a component of cost of sales, a net loss of $891,000 and a net gain of $169,000 on derivative financial instruments.  There were no derivatives that were designated as hedges at June 30, 2011 or December 31, 2010.

Note 18.  Asset Impairment Charge
Assets held for sale as of June 30, 2011 consists of aviation equipment being replaced.  As a result of this equipment being classified as held for sale, an impairment charge of $2,170,000 was recorded in the three-month period ending June 30, 2011 in the “Other” segment to reduce the carrying value of the asset to its fair value as determined based upon industry blue book valuations of used aircrafts (level 3 in the fair value hierarchy).  The $934,000 carrying value of these assets held for sale is included in other current assets in the Company’s June 30, 2011 balance sheet.

Note 19.  Subsequent Event
In August 2011 the Company entered into an asset purchase agreement with Blue Tee Corp. (“Blue Tee”), a Delaware corporation to acquire substantially all the assets and assume certain of the liabilities of Blue Tee’s GEFCO and STECO divisions located in Enid, Oklahoma.  The transaction is expected to close in the fourth quarter of 2011.  The final purchase price is subject to adjustments due to changes in the book value of the assets being acquired and liabilities being assumed through September 30, 2011 but is expected to be approximately $26,000,000, which the Company anticipates paying from available cash balances.  GEFCO, which began operations in 1931, manufactures portable drilling rigs and related equipment for the water well, environmental, groundwater monitoring, construction, mining and shallow oil and gas exploration and production industries.  STECO, which began operations in the late 1950’s, is a manufacturer of transfer and dump trailers for the solid waste, scrap processing, construction and demolition industries.  STECO was a pioneer in the development and production of hydraulic dump trailers.  The revenues and income of GEFCO and STEFCO are not expected to be material to the Company’s 2011 operating results.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words “will,” “would,” “should,” “could,” “may,” “believes,” “anticipates,” “intends,” “forecasts” and “expects” and similar expressions.  Such forward-looking statements include, without limitation, statements regarding the Company's expected sales and results of operations during 2011, the Company's expected capital expenditures in 2011, the expected benefit and impact of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through June 30, 2012, the impact of the enactment of the Hiring Incentives to Restore Employment (HIRE) Act of 2010 or any future state or federal funding for transportation construction programs, the need for road improvements, the impact of other public sector spending and funding mechanisms, changes in the economic environment as it affects the Company, the timing and impact of changes in the economy, the market confidence of customers and dealers, the Company being called upon to fulfill certain contingencies, the expected dates of granting of restricted stock units, changes in interest rates and the impact of such changes on the financial results of the Company, changes in the prices of steel and oil, the ability of the Company to offset future changes in prices in raw materials, the change in the strength of the dollar and the level of the Company's presence and sales in international markets, the impact that further development of domestic oil and natural gas production capabilities would have on the domestic economy and the Company’s business, the seasonality of the Company’s business, the percentage of the Company’s equipment sold directly to end users, the amount or value of unrecognized tax benefits, the Company’s discussion of its critical accounting policies and the ultimate outcome of the Company's current claims and legal proceedings.

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

The Company has 14 manufacturing companies, 13 of which fall within four reportable operating segments, which include the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group. The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other unrelated industries including energy production and concrete mixing plants. The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries. The business units in the Mobile Asphalt Paving Group design, manufacture and market asphalt pavers, material transfer vehicles, milling machines, stabilizers and screeds. The business units in the Underground Group design, manufacture and market a complete line of trenching equipment, directional drills, geothermal drills and auger boring machines for the underground construction market, as well as vertical drills for gas and oil field development. The Company also has one other category that contains the business units that do not meet the requirements for separate disclosure as an operating segment. The business units in the Other category include Peterson Pacific Corp. (“Peterson”), Astec Australia Pty Ltd (“Astec Australia”), Astec Insurance Company (“Astec Insurance” or “the captive”) and Astec Industries, Inc., the parent company. Peterson designs, manufactures and markets whole-tree pulpwood chippers, horizontal grinders and blower trucks. Astec Australia markets and installs equipment and services and provides parts for many of the products produced by the Company’s manufacturing companies.  Astec Insurance is a captive insurance company.

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

SAFETEA-LU funding expired on September 30, 2009, and federal transportation funding operated on short-term appropriations through March 17, 2010. On March 18, 2010, President Obama signed into law the Hiring Incentives to Restore Employment (HIRE) Act. This law extended authorization of the surface transportation programs previously funded under SAFETEA-LU through December 31, 2010 at 2009 levels. In addition, the HIRE Act authorized a one-time transfer of $19.5 billion from the general fund to the highway trust fund related to previously foregone interest payments. It also shifted the cost of fuel tax exemptions for state and local governments from the highway trust fund to the general fund, which is estimated to generate an anticipated $1.5 billion annually, and allows the highway trust fund to retain interest earned on future unexpended balances. Although the HIRE Act helped stabilize the federal highway program, the Company believes a new multi-year highway program at increased funding levels would have the greatest positive impact on the road construction industry and allow its customers to plan and execute longer-term projects. The current resolution funding federal transportation expenditures expires on September 30, 2011 and funds federal highway spending for fiscal year 2011 at the 2010 level of $41.1 billion. The level of future federal highway construction is uncertain, and any future funding may be at lower levels than in the past.

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

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and its impact on customers’ purchasing decisions and the price of steel may each affect the Company’s financial performance. Economic downturns generally result in decreased purchasing by the Company’s customers, which, in turn, causes reductions in sales and increased pricing pressure on the Company’s products. Rising interest rates also typically negatively impact customers’ attitudes toward purchasing equipment. The Federal Reserve has maintained historically low interest rates in response to the recent economic downturn; however, the Company believes upward pressure on interest rates is building and interest rates may increase during the second half of 2011.

Significant portions of the Company’s revenues relate to the sale of equipment involved in the production, handling and installation of asphalt mix. Liquid asphalt is a by-product of oil production. An increase in the price of oil increases the cost of asphalt, which is likely to decrease demand for asphalt and therefore decrease demand for certain Company products. While increasing oil prices may have a negative financial impact on many of the Company’s customers, the Company’s equipment can use a significant amount of recycled asphalt pavement, thereby mitigating the final cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt mix. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. The Company’s customers appear to be adapting their prices in response to the fluctuating oil prices, and the fluctuations did not appear to significantly impair equipment purchases in 2010 or the first half of 2011. The Company expects oil prices to continue to fluctuate during the remainder of 2011. Minor fluctuations in oil prices should not have a significant impact on customers’ buying decisions. However, political uncertainty in oil producing countries, interruptions in oil production due to disasters, whether natural or man-made, or other economic factors could significantly impact oil prices, which in turn could negatively impact demand for the Company’s products.

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

Steel is a major component in the Company’s equipment. Steel pricing increased steadily during the first half of 2011 due to increased worldwide demand and inflationary pressure on raw materials such as scrap metal iron ore and coke. Steel pricing stabilized at the end of the second quarter as supply outpaced service center inventories, which began to reduce stocking levels during the summer, which is typically a weaker season for steel requirements. The Company anticipates steel pricing to remain stable during the third quarter and plans to take advantage of any price weaknesses that may materialize. Seasonal strengthening may occur later in the fourth quarter and the Company will plan its contractual buying arrangements and advanced purchases accordingly. Steel is a worldwide commodity and its price can be affected by unanticipated events that impact the balance of supply and demand. Although the Company normally institutes price increases in response to any increase in steel and component prices, the Company may not be able to raise the prices of its products enough to cover increased costs, which may have a negative effect on the Company’s financial results. The Company will continue to closely monitor steel pricing and will take advantage of buying opportunities to offset such future pricing where possible.

In addition to the factors stated above, many of the Company’s markets are highly competitive, and its products compete worldwide with a number of other manufacturers and dealers that produce and sell similar products. During 2010 and through the first half of 2011, a weakening dollar, combined with improving economic conditions in certain foreign economies, had a positive impact on the Company’s international sales. The Company expects the dollar to remain weak in the near-term relative to most foreign currencies; however, increasing domestic interest rates or weakening economic conditions abroad could cause the dollar to strengthen, which may negatively impact the Company’s international sales.

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

Results of Operations

Net Sales
Net sales increased $38,507,000 or 18.4%, from $209,249,000 for the second quarter of 2010 to $247,756,000 in the second quarter of 2011. Sales are generated primarily from new equipment and related parts purchases made by customers for use in construction of infrastructure funded by both the private and public sectors. The overall increase in sales for the second quarter of 2011 compared to the second quarter of 2010 reflects strengthening economic conditions in both international and domestic markets and the Company’s increased efforts to grow its international business.

Net sales increased $75,241,000 or 18.7%, from $402,704,000 for the first six months of 2010 to $477,945,000 in the first six months of 2011. The overall increase in sales for the first six months of 2011 compared to the first six months of 2010 reflects strengthening economic conditions in both international and domestic markets and the Company’s increased efforts to grow its international business.

Domestic sales for the second quarter of 2011 were $139,430,000 or 56.3% of consolidated net sales compared to $129,289,000 or 61.8% of consolidated net sales for the second quarter of 2010, an increase of $10,141,000, or 7.8% due primarily to increases in sales in the Asphalt and Aggregate and Mining groups.  International sales for the second quarter of 2011 were $108,326,000 or 43.7% of consolidated net sales compared to $79,960,000 or 38.2% of consolidated net sales for the second quarter of 2010, an increase of $28,366,000 or 35.5%.  The overall increase in international sales for the second quarter of 2011 compared to the second quarter of 2010 reflects the increased efforts by the Company to grow its international business, improved economic conditions in international markets and significant weakness in the U.S. dollar compared to currencies in many of the markets the Company serves. The increases in international sales occurred primarily in South America, Canada, Australia and Africa, offset by a decline in international sales in the West Indies.

Domestic sales for the first six months of 2011 were $286,953,000 or 60.0% of consolidated net sales compared to $258,740,000 or 64.3% of consolidated net sales for the first six months of 2010, an increase of $28,213,000, or 10.9% due primarily to increases in sales in the Aggregate and Mining and Mobile Asphalt Paving groups.  International sales for the first six months of 2011 were $190,992,000 or 40.0% of consolidated net sales compared to $143,964,000 or 35.7% of consolidated net sales for the first six months of 2010, an increase of $47,028,000 or 32.7%.  The overall increase in international sales for the first six months of 2011 compared to the first six months of 2010 reflects the increased efforts by the Company to grow its international business, improved economic conditions in international markets and significant weakness in the dollar compared to currencies in many of the markets the Company serves. The increases in international sales occurred primarily in South America, Canada, Australia, Russia and Europe, offset by a decline in international sales in Mexico.

Parts sales for the second quarter of 2011 increased 16.5% or $8,287,000 from $50,204,000 in 2010 to $58,491,000 in 2011.  Parts sales for the second quarter of 2011 as a percentage of net sales decreased 40 basis points from 24.0% in 2010 to 23.6% in 2011 due to equipment sales increasing faster than part sales.

Parts sales for the first six months of 2011 increased 15.3% or $15,349,000 from $100,467,000 in 2010 to $115,816,000 in 2011.  Parts sales for the first six months of 2011 as a percentage of net sales decreased 70 basis points from 24.9% in 2010 to 24.2% in 2011 due to equipment sales increasing faster than part sales.

Gross Profit
Consolidated gross profit for the second quarter of 2011 increased 32.8% or $15,293,000 from $46,678,000 in the second quarter of 2010 to $61,971,000 in the second quarter of 2011.  Gross profit as a percentage of sales increased 270 basis points to 25.0% in the second quarter of 2011 from 22.3% in the second quarter of 2010. Absorption of manufacturing overhead increased by $7,392,000 due to higher production volumes resulting from increased sales.

Consolidated gross profit for the first six months of 2011 increased 25.8% or $23,854,000 from $92,820,000 in the first six months of 2010 to $116,674,000 in the first six months of 2011.  Gross profit as a percentage of sales increased 140 basis points to 24.4% in the first six months of 2011 from 23.0% in the first six months of 2010. Absorption of manufacturing overhead increased by $11,410,000 due to higher production volumes resulting from increased sales.

Selling, General, Administrative and Engineering Expenses
Selling, general, administrative and engineering expenses for the second quarter of 2011 were $38,789,000, or 15.7% of net sales, compared to $30,824,000, or 14.7% of net sales, for the second quarter of 2010, an increase of $7,965,000, or 25.8%.  The overall increase was composed of increases in a number of areas, including:  payroll and related expenses of $1,848,000, research and development costs of $1,038,000, legal and professional expenses of $873,000, general insurance costs of $838,000, commission expenses of $593,000, bad debt expenses of $692,000, profit sharing and employee bonus expenses of $541,000, employee stock incentive expenses of $502,000, travel expenses of $434,000 and outside services including acquisition work of $347,000.  These increases in expenses were offset by a decrease in health insurance expense of $850,000.

Selling, general, administrative and engineering expenses for the first six months of 2011 were $78,278,000, or 16.4% of net sales, compared to $63,542,000, or 15.8% of net sales, for the first six months of 2010, an increase of $14,736,000, or 23.2%.  The overall increase was composed of increases in a number of areas, including:  payroll and related expenses of $5,320,000, commissions of $1,759,000, research and development expenses of $1,515,000, legal and professional expenses of $1,342,000, bad debt expenses of $976,000, general insurance costs of $747,000, employee stock incentive expenses of $775,000, travel expenses of $724,000 and expenses of $3,410,000 related to ConExpo, the triennial equipment show held in March of 2011.  These increases in expenses were offset by a decrease in health insurance expense of $2,437,000.

Asset Impairment Charge
During the second quarter of 2011, the Company designated an airplane that it intends to replace as an “asset held for sale” and performed a market analysis to determine its fair value.  Due to the recent deterioration of aircraft values in the used aviation equipment market, the fair value of the airplane was determined to be significantly below its carrying value, and as a result the Company recorded an impairment charge of $2,170,000.  The $934,000 fair value of the airplane is included in other current assets in the Company’s June 30, 2011 balance sheet.

Interest Expense
Interest expense in the second quarter of 2011 decreased $77,000, or 57.0%, to $58,000 from $135,000 in the second quarter of 2010.

Interest expense in the first six months of 2011 decreased $165,000, or 63.7%, to $94,000 from $259,000 in the first six months of 2010.

Other Income, net of expenses
Other income, net of expenses was $366,000 for the second quarter of 2011 compared to $122,000 for the second quarter of 2010, an increase of $244,000, or 200.0%.  Other income is generated primarily by investments held by Astec Insurance, the Company’s captive insurance company.

Other income, net of expenses was $773,000 for the first six months of 2011 compared for $610,000 in the first six months of 2010, an increase of $163,000, or 26.7%.

Income Tax
Income tax expense for the second quarter of 2011 was $7,215,000, compared to income tax expense of $5,511,000 for the second quarter of 2010. The effective tax rates for the second quarters of 2011 and 2010 were 33.8% and 34.8%, respectively.   The difference in effective tax rates between the second quarter of 2011 and 2010 is related to research and development tax credits which were recognized in the second quarter of 2011 but not in the second quarter of 2010 due to the timing of Congressional approval of the credits.

Income tax expense for the first six months of 2011 was $12,642,000, compared to income tax expense of $10,467,000 for the first six months of 2010. The effective tax rates for the first six months of 2011 and 2010 were 34.3% and 35.3%, respectively.   The difference in effective tax rates between the first six months of 2011 and 2010 is related to research and development tax credits which were recognized in the first six months of 2011 but not in the first six months of 2010 due to the timing of Congressional approval of the credits.

Net Income
The Company had net income attributable to controlling interest of $14,086,000 for the second quarter of 2011 compared to $10,308,000 in the second quarter of 2010, an increase of $3,778,000, or 36.7%. Earnings per diluted share were $0.61 in the second quarter of 2011 compared to $0.45 in the second quarter of 2010, an increase of $0.16 or 35.6%. Diluted shares outstanding for the quarters ended June 30, 2011 and 2010 were 22,991,917 and 22,832,785, respectively. The increase in shares outstanding is primarily due to the exercise of stock options by employees of the Company.

The Company had net income attributable to controlling interest of $24,230,000 for the first six months of 2011 compared to $19,102,000 in the first six months of 2010, an increase of $5,128,000, or 26.7%. Earnings per diluted share were $1.06 in the first six months of 2011 compared to $0.84 in the first six months of 2010, an increase of $0.22 or 26.2%. Diluted shares outstanding for the quarters ended June 30, 2011 and 2010 were 22,955,707 and 22,800,223, respectively. The increase in shares outstanding is primarily due to the exercise of stock options by employees of the Company.

Backlog
The backlog of orders at June 30, 2011 was $217,088,000 compared to $139,692,000 at June 30, 2010, an increase of $77,396,000, or 55.4%. The increase in backlog is due to an increase in domestic backlogs of $37,224,000 or 64.2% and an increase in international backlogs of $40,172,000 or 49.2%.  The increase in total backlog was primarily due to increases in the Aggregate and Mining Group of $46,986,000 or 96.7% and the Asphalt Group of $18,593,000 or 28.1%.  The June 30, 2011 backlog was comprised of 43.9% domestic orders and 56.1% international orders as compared to 41.5% domestic orders and 58.5% international orders at June 30, 2010.  The Company is unable to determine whether the changes in backlogs were experienced by the industry as a whole; however, the Company believes the changes in backlogs reflect the current economic conditions the industry is experiencing.

Segment Net Sales-Quarter (in thousands):

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
Asphalt Group	$68,183	$65,362	$2,821	4.3%
Aggregate and Mining Group	86,562	67,000	19,562	29.2%
Mobile Asphalt Paving Group	53,466	47,231	6,235	13.2%
Underground Group	23,088	13,636	9,452	69.3%
Other Group	16,457	16,020	437	2.7%

Asphalt Group: Sales in this group were $68,183,000 for the second quarter of 2011 compared to $65,362,000 for the same period in 2010, an increase of $2,821,000 or 4.3%.  Domestic sales for the Asphalt Group increased $6,044,000 or 13.5% in the second quarter of 2011 compared to the same period in 2010. International sales for the Asphalt Group decreased $3,223,000 or 15.6% in the second quarter of 2011 compared to the same period in 2010.  In the second quarter international sales decreased primarily in the West Indies, Africa and South America while increasing in Canada and Mexico.  Parts sales for the Asphalt Group increased 3.7% in the second quarter of 2011 compared to the same period in 2010.

Aggregate and Mining Group: Sales in this group were $86,562,000 for the second quarter of 2011 compared to $67,000,000 for the same period in 2010, an increase of $19,562,000 or 29.2%.  Domestic sales for the Aggregate and Mining Group increased $1,010,000 or 3.0% in the second quarter of 2011 compared to the same period in 2010. International sales for the Aggregate and Mining Group increased $18,552,000 or 56.0% in the second quarter of 2011 compared to the same period in 2010. The improvement in international sales reflects the increased efforts by the Company to grow its international business, improved economic conditions and significant weakness in the dollar compared to currencies in many of the markets the Company serves.  The increase in international sales occurred primarily in South America, Africa and Canada.    Parts sales for this group increased 24.5% in the second quarter of 2011 compared to the same period in 2010.

Mobile Asphalt Paving Group: Sales in this group were $53,466,000 for the second quarter of 2011 compared to $47,231,000 for the same period in 2010, an increase of $6,235,000 or 13.2%.  Domestic sales for the Mobile Asphalt Paving Group increased $6,079,000 or 17.7% in the second quarter of 2011 compared to the same period in 2010.  The lack of a long-term highway bill has caused many customers to focus on short-term contracts for road overlay, which positively impacted domestic sales for this group.  International sales for the Mobile Asphalt Paving Group increased $156,000 or 1.2% in the second quarter of 2011 compared to the same period in 2010. The increase internationally occurred primarily in the Middle East and was offset by decreased sales in Canada.  Parts sales for this group increased 41.7% in the second quarter of 2011 compared to the same period in 2010.

Underground Group: Sales in this group were $23,088,000 for the second quarter of 2011 compared to $13,636,000 for the same period in 2010, an increase of $9,452,000 or 69.3%.  Domestic sales for the Underground Group decreased $1,744,000 or 20.3% in the second quarter of 2011 compared to the same period in 2010 due primarily to continuing weak domestic demand.  International sales for the Underground Group increased $11,196,000 or 222.8% in the second quarter of 2011 compared to the same period in 2010, which reflects the increased efforts by the Company to grow its international business, increased oil and gas drilling activities in certain foreign markets, positive market acceptance of new oil and gas drilling equipment offerings and significant weakness in the dollar compared to currencies in many of the markets the Company serves. The increase in international sales occurred in South America, Australia and Canada. Parts sales for the Underground Group decreased 14.1% in the second quarter of 2011 compared to the same period in 2010.

Other Group: Sales for the Other Group were $16,457,000 for the second quarter of 2011 compared to $16,020,000 for the same period in 2010, an increase of $437,000 or 2.7%.  Domestic sales for the Other Group, which are primarily generated by Peterson Pacific Corp., decreased $1,248,000 or 16.3% in the second quarter of 2011 compared to the same period in 2010, due primarily to continuing weak domestic economic conditions. International sales for the Other Group increased $1,685,000 or 20.2% in the second quarter of 2011 compared to the same period in 2010.  The increase occurred primarily in Australia.  Parts sales for the Other Group increased 16.7% in the second quarter of 2011 compared to the same period in 2010.

Segment Net Sales-Six Months (in thousands):

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
Asphalt Group	$141,937	$135,423	$6,514	4.8%
Aggregate and Mining Group	165,415	125,919	39,496	31.4%
Mobile Asphalt Paving Group	103,421	89,314	14,107	15.8%
Underground Group	34,755	22,563	12,192	54.0%
Other Group	32,417	29,485	2,932	9.9%

Asphalt Group: Sales in this group were $141,937,000 for the first six months of 2011 compared to $135,423,000 for the same period in 2010, an increase of $6,514,000 or 4.8%.  Domestic sales for the Asphalt Group increased $821,000 or 0.8% in the first six months of 2011 compared to the same period in 2010.  Domestic sales continued to be impacted by Congress’s failure to renew the long-term federal highway funding legislation that expired in September 2009.  International sales for the Asphalt Group increased $5,693,000 or 18.1% in the first six months of 2011 compared to the same period in 2010.  The improvement in international sales is due to improved economic conditions in certain foreign economies and significant weakness in the dollar compared to currencies in many of the markets the Company serves.  In the first six months, international sales increased primarily in Canada and Europe while decreasing in the West Indies, South America, Africa and Mexico.  Parts sales for the Asphalt Group increased 9.5% in the first six months of 2011 compared to the same period in 2010.

Aggregate and Mining Group: Sales in this group were $165,415,000 for the first six months of 2011 compared to $125,919,000 for the same period in 2010, an increase of $39,496,000 or 31.4%.  Domestic sales for the Aggregate and Mining Group increased $14,494,000 or 25.7% in the first six months of 2011 compared to the same period in 2010. Domestic sales were positively impacted by improving economic conditions and increasing activity in the mining industries. International sales for the Aggregate and Mining Group increased $25,002,000 or 35.9% in the first six months of 2011 compared to the same period in 2010. The improvement in international sales reflects the increased efforts by the Company to grow its international business, improved economic conditions in certain foreign economies and significant weakness in the dollar compared to currencies in many of the markets the Company serves.  The increase in international sales occurred primarily in South America and Africa.  These increases were offset by decreases in the Mexico and the Middle East.  Parts sales for this group increased 20.7% in the first six months of 2011 compared to the same period in 2010.

Mobile Asphalt Paving Group: Sales in this group were $103,421,000 for the first six months of 2011 compared to $89,314,000 for the same period in 2010, an increase of $14,107,000 or 15.8%.  Domestic sales for the Mobile Asphalt Paving Group increased $11,456,000 or 16.3% in the first six months of 2011 compared to the same period in 2010.  The lack of a long-term highway bill has caused many customers to focus on short-term contracts for road overlay, which positively impacted domestic sales for this group.  International sales for the Mobile Asphalt Paving Group increased $2,651,000 or 13.8% in the first six months of 2011 compared to the same period in 2010, due primarily to weakness in the dollar relative to currencies in many foreign countries, as well as stimulus plans in certain foreign countries that focused on road building. The increase internationally occurred primarily in Russia and the Middle East and was offset by decreased sales in Canada.  Parts sales for this group increased 28.4% in the first six months of 2011 compared to the same period in 2010.

Underground Group: Sales in this group were $34,755,000 for the first six months of 2011 compared to $22,563,000 for the same period in 2010, an increase of $12,192,000 or 54.0%.  Domestic sales for the Underground Group increased $884,000 or 6.7% in the first six months of 2011.  International sales for the Underground Group increased $11,308,000 or 119.5% in the first six months of 2011 compared to the same period in 2010, which reflects the increased efforts by the Company to grow its international business, increased oil and gas drilling activities in certain foreign markets, positive market acceptance of new oil and gas drilling equipment offerings and significant weakness in the dollar compared to currencies in many of the markets the Company serves.  The increase in international sales occurred in South America, Canada, Australia and Russia. Parts sales for the Underground Group decreased 12.6% in the first six months of 2011 compared to the same period in 2010.

Other Group: Sales for the Other Group were $32,417,000 for the first six months of 2011 compared to $29,485,000 for the same period in 2010, an increase of $2,932,000 or 9.9%.  Domestic sales for the Other Group, which are primarily generated by Peterson Pacific Corp., increased $557,000 or 3.7% in the first six months of 2011 compared to the same period in 2010. International sales for the Other Group increased $2,375,000 or 16.6% in the first six months of 2011 compared to the same period in 2010.  The increase occurred in Australia and was offset by declines in South America and Canada. Parts sales for the Other Group increased 20.9% in the first six months of 2011 compared to the same period in 2010.

Segment Profit (Loss)-Quarter (in thousands):

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
Asphalt Group	$9,102	$7,574	$1,528	20.2%
Aggregate and Mining Group	9,727	4,973	4,754	95.6%
Mobile Asphalt Paving Group	8,532	6,264	2,268	36.2%
Underground Group	172	(1,901)	2,073	109.0%
Other Group	(13,565)	(6,069)	(7,496)	(123.5%)

Asphalt Group: Segment profit for this group was $9,102,000 for the second quarter of 2011 compared to $7,574,000 for the same period in 2010, an increase of $1,528,000 or 20.2%. This increase is due primarily to $2,821,000 of increased sales for the Asphalt Group as well as an increase in gross profit percentage from 22.9% in the second quarter of 2010 to 24.6% in the second quarter of 2011 due to improved plant utilization during 2011 and sales price discounting during in the second quarter of 2010.

Aggregate and Mining Group: Segment profit for this group was $9,727,000 for the second quarter of 2011 compared to $4,973,000 for the same period in 2010, an increase of $4,754,000 or 95.6%.  This group’s profits were positively impacted by a $19,562,000 increase in sales and a 320 basis point increase in gross margin.  Gross margin was impacted by a 24.5% increase in parts sales for the quarter and improved plant utilization due to increased production volumes.  These increases in profit were offset by increased selling, general and administrative costs of $1,832,000.

Mobile Asphalt Paving Group: Segment profit for this group was $8,532,000 for the second quarter of 2011 compared to $6,264,000 in the second quarter of 2010, an increase of $2,268,000 or 36.2%. This group’s profits were positively impacted by a $6,235,000 increase in sales and a 330 basis point increase in gross margin during the second quarter of 2011 compared to the second quarter of 2010 due to improved plant utilization resulting from increased production volumes.

Underground Group: This group had a segment profit of $172,000 in the second quarter of 2011 compared to a loss of $1,901,000 in the second quarter of 2010 for an increase of $2,073,000.  This group’s profits were positively impacted by a $9,452,000 increase in sales and a 1060 basis point increase in gross margin during the second quarter of 2011 compared to the second quarter of 2010 due to improved plant utilization due to increased production volumes.

Other Group: The Other Group had a segment loss of $13,565,000 in the second quarter of 2011 compared to a loss of $6,069,000 in the second quarter of 2010 for an increase of $7,496,000 or 123.5%. This group includes the parent company, Astec Industries, Inc., which records all of the domestic federal tax expense for the Company as well as other non-allocable administrative costs. Included in the Other Group is an asset impairment charge of $2,170,000.  Other factors contributing to the increased loss include additional selling, general and administrative costs of $3,320,000 and an increase in income taxes of $1,995,000.

Segment Profit (Loss)-Six Months (in thousands):

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
Asphalt Group	$19,921	$20,369	$(448)	(2.2%)
Aggregate and Mining Group	15,349	7,795	7,554	96.9%
Mobile Asphalt Paving Group	15,843	11,475	4,368	38.1%
Underground Group	(3,677)	(5,443)	1,766	32.4%
Other Group	(22,063)	(13,579)	(8,484)	(62.5%)

Asphalt Group: Segment profit for this group was $19,921,000 for the first six months of 2011 compared to $20,369,000 for the same period in 2010, a decrease of $448,000 or 2.2%. This decrease is due primarily to a decrease in gross profit percentage from 26.0% in the first six months of 2010 to 25.3% in the first six months of 2011.  The gross profit percentage returned to a normal level in the first six months of 2011 compared to the higher percentage for the first six months of 2010, which was the result of a few very high margin sales transactions that were recognized in the first six months of 2010.  Additional factors contributing to the change was an increase in sales of $6,514,000 offset by increased selling, general and administrative costs of $1,200,000.

Aggregate and Mining Group: Segment profit for this group was $15,349,000 for the first six months of 2011 compared to $7,795,000 for the same period in 2010, an increase of $7,554,000 or 96.9%.  This group’s profits were positively impacted by a $39,496,000 increase in sales and a 240 basis point increase in gross margin aided by a 20.7% increase in parts sales and improved plant utilization which benefited from increased production volumes offset by increased selling, general and administrative expenses of $4,956,000.

Mobile Asphalt Paving Group: Segment profit for this group was $15,843,000 for the first six months of 2011 compared to $11,475,000 in the first six months of 2010, an increase of $4,368,000 or 38.1%. The primary reasons for the increase in profit were increased sales of $14,107,000 and an increase in gross margin of 260 basis points during the first six months of 2011 compared to the first six months of 2010 due to increased demand and production volumes offset by increased selling, general and administrative costs of $1,736,000.

Underground Group: This group had a segment loss of $3,677,000 in the first six months of 2011 compared to a loss of $5,443,000 in the first six months of 2010 for an improvement of $1,766,000 or 32.4% due primarily to increased sales of $12,192,000 and a 940 basis point increase in gross margin which benefited from improved plant utilization due to increased production volumes offset by increased selling, general and administrative expenses of $1,334,000.

Other Group: The Other Group had a segment loss of $22,063,000 in the first six months of 2011 compared to a loss of $13,579,000 in the first six months of 2010 for a decrease of $8,484,000 or 62.5%. This group includes the parent company, Astec Industries, Inc., which records all of the domestic federal tax expense for the Company as well as other non-allocable administrative costs. Included in the Other Group is the asset impairment charge of $2,170,000.  Other factors contributing to the increased loss were increases in selling, general and administrative costs of $3,937,000 and income taxes of $2,811,000.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources are its cash on hand, investments, borrowing capacity under a $100 million revolving credit facility and cash flows from operations. The Company had $73,490,000 of cash available for operating purposes at June 30, 2011. In addition, the Company had no borrowings outstanding under its credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”) at any time during the six months ended June 30, 2011. Net of letters of credit of $10,041,000, the Company had borrowing availability of $89,959,000 under the credit facility as of June 30, 2011.

Our credit facility with Wells Fargo consists of an unsecured line of credit of up to $100 million, including a sub-limit for letters of credit up to $15 million. The credit facility had an original term of three years with two one-year extensions available. Early in 2010, the Company exercised the final extension bringing the new loan maturity date to May 2012. The interest rate for borrowings is a function of the Adjusted LIBOR Rate or Adjusted LIBOR Market Index Rate, as defined, as elected by the Company, plus a margin based upon a leverage ratio pricing grid ranging between 0.5% and 1.5%. As of June 30, 2011, the applicable margin based upon the leverage ratio pricing grid was equal to 0.5%. The unused facility fee is 0.125%. The Wells Fargo credit facility requires no principal amortization and interest only payments are due, in the case of loans bearing interest at the Adjusted LIBOR Market Index Rate, monthly in arrears and, in the case of loans bearing interest at the Adjusted LIBOR Rate, at the end of the applicable interest period. The Wells Fargo credit agreement contains certain financial covenants, including a minimum fixed charge coverage ratio, minimum tangible net worth and maximum allowed capital expenditures. The Company was in compliance with the covenants under its credit facility as of June 30, 2011.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd. (“Osborn”), has available a credit facility of $8,798,000 (ZAR 60,000,000) to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of June 30, 2011, Osborn had no outstanding borrowings under the credit facility, but $4,564,000 in performance letters of credit, advance payment and retention guarantees were issued under the facility.  The facility is secured by Osborn's buildings and improvements, accounts receivable, cash balances and a $2,000,000 letter of credit issued by the parent Company.  As of June 30, 2011, Osborn had available credit under the facility of $4,234,000.  The facility has an ongoing, indefinite term subject to annual reviews by the bank.  The interest rate is the South African prime rate.  The agreement has an unused facility fee of 0.793%.

The Company’s Australian subsidiary, Astec Australia Pty Ltd (“Astec Australia”) has an available credit facility to finance short-term working capital needs of $859,000 (AUD 800,000), and banking arrangements to finance foreign exchange dealer limit orders of up to $1,772,000 (AUD 1,650,000) secured by cash balances in the amount of $1,074,000 (AUD 1,000,000) and a $1,000,000 letter of credit issued by the parent Company.  No amounts were outstanding under the credit facility at June 30, 2011.  The interest rate is the Australian adjusted Bank Business Rate plus a margin of 1.05%.

Cash Flows from Operating Activities (in thousands):

	Six Months Ended June 30,		Increase
	2011	2010	(Decrease)
Net income	$24,263	$19,162	$5,101
Non-cash items in net income, net	21,868	19,069	2,799
Changes in working capital:
(Increase) decrease in receivables	(24,301)	(16,517)	(7,784)
(Increase) decrease in prepaid expenses	1,021	8,335	(7,314)
(Increase) decrease in inventories	(30,249)	20,115	(50,364)
Increase (decrease) in accounts payable	5,006	1,081	3,925
Increase (decrease) in customer deposits	4,009	1,516	2,493
Increase (decrease) in other accrued liabilities	2,178	(1,875)	4,053
Other, net	(6,910)	(5,797)	(1,113)
Net cash provided (used) by operating activities	$(3,115)	$45,089	$(48,204)

For the six months ended June 30, 2011, net cash from operating activities decreased $48,204,000 compared to the same period in 2010.  The primary reasons for the decrease in operating cash flows are an increase in cash used by inventory of $50,364,000, receivables of $7,784,000 and prepaid expenses of $7,314,000.  These negative cash changes were offset by an increase in cash from net income of $5,101,000 and other accrued liabilities of $4,053,000.  These changes in operating cash flows reflect increased sales and production activity during the first six months of 2011 compared to the first six months of 2010.

Cash Flows from Investing Activities (in thousands):

	Six Months Ended June 30,		Increase
	2011	2010	(Decrease)
Expenditures for property and equipment	$(18,668)	$(3,759)	$(14,909)
Proceeds from sale of property and equipment	139	71	68
Net cash used by investing activities	$(18,529)	$(3,688)	$(14,841)

For the six months ended June 30, 2011, net cash used by investing activities increased $14,841,000 compared to the same period in 2010 primarily due to an increase in cash used for planned capital expenditures of $14,909,000.  In 2010, the Company made efforts to reduce capital expenditures below normal levels due to economic uncertainties in the markets in which it operates.

Capital expenditures for 2011 are forecasted to total $29,382,000. The Company expects to finance these expenditures using currently available cash balances, internally generated funds and available credit under the Company’s credit facility. Capital expenditures are generally for machinery, equipment and facilities used by the Company in the production of its various products.

Cash Flows from Financing Activities (in thousands):

	Six Months Ended June 30,		Increase
	2011	2010	(Decrease)
Proceeds from exercise of stock options	$510	$763	$(253)
Other, net	38	193	(155)
Net cash provided by financing activities	$548	$956	$(408)

Cash provided by financing activities decreased $408,000 in the first six months of 2011 compared to the same period in 2010.

Financial Condition
The Company’s current assets increased to $482,745,000 at June 30, 2011 from $447,821,000 at December 31, 2010, an increase of $34,924,000, or 7.8%.  The increase is primarily attributable to an increase in inventories of $28,171,000 combined with an increase in trade receivables of $23,614,000. The increase in inventories is due to increased manufacturing activity in response to increased sales volumes.  The increase in trade receivables is due primarily to an increase in sales volume in the second quarter of 2011 as compared to the fourth quarter of 2010. These increases were offset by decreases in cash and cash equivalents of $21,107,000.

The Company’s current liabilities increased to $141,752,000 at June 30, 2011 from $130,426,000 at December 31, 2010, an increase of $11,326,000, or 8.7%.  The increase is primarily attributable to increases in accounts payable of $5,006,000 and customer deposits of $4,009,000.  Accounts payable increased in the second quarter of 2011 due primarily to increased purchases of inventory related to additional sales volumes.  Customer deposits increased during the second quarter of 2011 primarily due to increased orders compared to the fourth quarter of 2010.

Market Risk and Risk Management Policies
We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2010.

Off-balance Sheet Arrangements
As of June 30, 2011, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Seasonality
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the three and six month periods ended June 30, 2011 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.  Based upon historical results of the past several years, 52% to 55% of the Company's annual revenues typically occur during the first six months of the year.

Contractual Obligations
During the three months ended June 30, 2011, there were no substantial changes in our commitments or contractual liabilities.

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

Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
The Company is involved from time to time in legal actions arising in the ordinary course of our business. Other than as set forth in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2010, we currently have no pending or threatened litigation that we believe will result in an outcome that would materially affect our business, financial position, cash flows or results of operations. Nevertheless, there can be no assurance that future litigation to which we become a party will not have a material adverse effect on our business, financial position, cash flows or results of operations.

As discussed in Note 12, “Contingent Matters“ to our financial statements, the Company received correspondence from the EPA during the second quarter of 2011 related to an enforcement action brought by the EPA against one of the Company’s subsidiaries, Johnson Crushers International, Inc. alleging failure to comply with federal air permitting regulations.  Based upon this correspondence, the total expense related to the EPA enforcement action is expected to be less than $225,000 and an appropriate accrual has been made on the Company’s books as of June 30, 2011.

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

ASTEC INDUSTRIES, INC. (Registrant)

Date: August 9, 2011	/s/ J. Don Brock
J. Don Brock Chairman of the Board and President (Principal Executive Officer)

Date: August 9, 2011	/s/ David C. Silvious
David C. Silvious Chief Financial Officer, Vice President, and Treasurer (Principal Financial and Accounting Officer)

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