Form 10-Q
period 2011-09-30
ASTEC INDUSTRIES INC
filed 2011-11-09
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
OR
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

(423) 899-5898
(Registrant’s telephone number, including area code)

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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at October 24, 2011
Common Stock, par value $0.20	22,688,979

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

Astec Industries, Inc. Condensed Consolidated Balance Sheets (in thousands)
	September 30, 2011 (unaudited)	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$51,737	$94,597
Trade receivables, net	98,731	77,978
Other receivables	2,496	2,885
Inventories	290,453	252,981
Prepaid expenses and other	12,508	9,041
Deferred income tax assets	16,194	10,339
Total current assets	472,119	447,821
Property and equipment, net	177,855	168,242
Investments	9,237	11,672
Goodwill	13,907	13,907
Other long-term assets	15,910	7,997
Total assets	$689,028	$649,639
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$45,571	$44,493
Income tax payable	417	406
Accrued product warranty	11,079	9,891
Customer deposits	38,350	35,602
Accrued payroll and related liabilities	16,359	16,121
Accrued loss reserves	3,799	3,796
Other accrued liabilities	22,001	20,117
Total current liabilities	137,576	130,426
Deferred income tax liabilities	16,864	12,653
Other long-term liabilities	13,013	13,754
Total liabilities	167,453	156,833
Shareholders’ equity	520,996	492,208
Non-controlling interest	579	598
Total equity	521,575	492,806
Total liabilities and equity	$689,028	$649,639

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Income (in thousands, except shares and per share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$214,624	$177,853	$692,569	$580,557
Cost of sales	168,224	135,913	529,495	445,797
Gross profit	46,400	41,940	163,074	134,760
Selling, general, administrative and engineering expenses	37,362	31,808	115,640	95,351
Asset impairment charge	-	-	2,170	-
Income from operations	9,038	10,132	45,264	39,409
Interest expense	46	30	140	289
Other income, net of expenses	264	492	1,037	1,103
Income before income taxes	9,256	10,594	46,161	40,223
Income taxes	1,492	3,198	14,134	13,665
Net income	7,764	7,396	32,027	26,558
Net income attributable to non-controlling interest	41	34	74	94
Net income attributable to controlling interest	$7,723	$7,362	$31,953	$26,464

Earnings per common share
Net income attributable to controlling interest:
Basic	$0.34	$0.33	$1.42	$1.18
Diluted	$0.34	$0.32	$1.39	$1.16
Weighted average number of common shares outstanding:
Basic	22,598,642	22,533,606	22,580,443	22,504,876
Diluted	23,006,530	22,843,300	22,972,758	22,814,634

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$32,027	$26,558
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	14,262	14,191
Provision for (recoveries of) doubtful accounts	1,315	(89)
Provision for inventory reserves	4,223	4,280
Provision for warranties	9,531	9,878
Deferred compensation provision (benefit)	(344)	155
Sale of trading securities, net	2,062	1,014
Stock-based compensation	2,020	1,231
Tax benefit from stock incentive plans	(178)	(462)
Deferred income tax benefit	(1,401)	(1,245)
Asset impairment charge	2,170	-
(Gain) loss on disposition of fixed assets	(4)	4
(Increase) decrease in:
Trade and other receivables	(21,931)	(20,365)
Inventories	(41,337)	457
Prepaid expenses	2,137	3,003
Other assets	(1,929)	(157)
Increase (decrease) in:
Accounts payable	1,078	2,994
Accrued product warranty	(8,166)	(9,740)
Customer deposits	2,748	2,082
Prepaid and income taxes payable, net	(1,986)	10,487
Other accrued liabilities	(1,215)	1,732
Net cash provided (used) by operating activities	(4,918)	46,008
Cash flows from investing activities:
Expenditures for property and equipment	(29,028)	(7,625)
Business acquisition	(3,000)	-
Escrow deposit on business acquisition	(5,000)	-
Proceeds from sale of property and equipment	205	156
Net cash used by investing activities	(36,823)	(7,469)
Cash flows from financing activities:
Tax benefit from stock option exercise	178	462
Supplemental Executive Retirement Plan transactions, net	(194)	(65)
Proceeds from exercise of stock options	518	1,011
Net cash provided by financing activities	502	1,408
Effect of exchange rates on cash	(1,621)	990
Net increase (decrease) in cash and cash equivalents	(42,860)	40,937
Cash and cash equivalents, beginning of period	94,597	40,429
Cash and cash equivalents, end of period	$51,737	$81,366

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc.
Condensed Consolidated Statement of Equity
For the Nine Months Ended September 30, 2011
(in thousands, except shares)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accum-ulated Other Compre- hensive Income	Company Shares Held by SERP	Retained Earnings	Non- controlling Interest	Total Equity
Balance, December 31, 2010	22,646,822	$4,529	$128,831	$8,046	$(2,217)	$353,019	$598	$492,806
Net income						31,953	74	32,027
Other comprehensive income:
Foreign currency translation adjustments, net of tax				(5,631)			(93)	(5,724)
Change in unrecognized pension and post retirement costs, net of tax				(56)				(56)
Comprehensive income (loss)							(19)	26,247
Stock-based compensation	10,761	2	2,018					2,020
Stock issued under incentive plans	28,202	6	690					696
SERP transactions, net			4		(198)			(194)
Balance, September 30, 2011	22,685,785	$4,537	$131,543	$2,359	$(2,415)	$384,972	$579	$521,575

See Notes to Unaudited Condensed Consolidated Financial Statements

ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Astec Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2010.

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which results in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  While the FASB stated that for many of the requirements it did not intend for the amendments in the update to result in a change in the application of the requirements of Topic 820, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements.  Additionally, other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The update is effective for interim and annual periods beginning after December 15, 2011 and its amendments must be applied prospectively.  The Company plans to adopt its provisions effective January 1, 2012.  The Company has not yet determined the impact, if any the application of this update will have on its financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220),” which will change the way companies present other comprehensive income and its components in financial statements.  The new standards, which are effective for fiscal years and interim periods beginning after December 15, 2011, require that companies present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The Company plans on adopting the provisions of this update in its first quarter 2012 financials.  As the revised rules deal only with presentation, adopting this update is not expected to have an impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment,” which in certain situations simplifies how the Company is required to test goodwill for impairment.  Companies will now have the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount.  If after considering the totality of events and circumstances an entity does not determine that the fair value of a reporting unit is more likely than not less than its carrying amount, performing the two-step impairment test is unnecessary.  The update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted.  The Company anticipates adopting the provisions of the update for the impairment testing performed supporting its December 31, 2011 financial statements.

Note 2.  Earnings per Share
Basic earnings per share is determined by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding during each period.  Diluted earnings per share include the potential dilutive effects of options, restricted stock units and shares held in the Company’s Supplemental Executive Retirement Plan.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to controlling interest	$7,723,000	$7,362,000	$31,953,000	$26,464,000
Denominator:
Denominator for basic earnings per share	22,598,642	22,533,606	22,580,443	22,504,876
Effect of dilutive securities:
Employee stock options and restricted stock units	305,945	211,923	292,022	211,464
Supplemental Executive Retirement Plan	101,943	97,771	100,293	98,294
Denominator for diluted earnings per share	23,006,530	22,843,300	22,972,758	22,814,634

Net income attributable to controlling interest per share:
Basic	$0.34	$0.33	$1.42	$1.18
Diluted	$0.34	$0.32	$1.39	$1.16

A total of 1,072 and 1,427 options were antidilutive for the three months ended September 30, 2011 and 2010, respectively.  A total of 822 and 1,433 options were antidilutive for the nine months ended September 30, 2011 and 2010, respectively.  Antidilutive options are not included in the diluted earnings per share computation.

Note 3.  Receivables
Receivables are net of allowances for doubtful accounts of $2,616,000 and $1,820,000 as of September 30, 2011 and December 31, 2010, respectively.

Note 4.  Inventories
Inventories consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw materials and parts	$113,419	$96,731
Work-in-process	74,145	60,463
Finished goods	85,106	77,583
Used equipment	17,783	18,204
Total	$290,453	$252,981

The above inventory amounts are net of reserves totaling $22,229,000 and $19,399,000 as of September 30, 2011 and December 31, 2010, respectively.

Note 5.  Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation of $179,565,000 and $169,955,000 as of September 30, 2011 and December 31, 2010, respectively.

Note 6.  Fair Value Measurements
The Company has various financial instruments that must be measured at fair value on a recurring basis, including marketable debt and equity securities held by Astec Insurance Company (“Astec Insurance”), the Company’s captive insurance company, and marketable equity securities held in an unqualified Supplemental Executive Retirement Plan (“SERP”).  The financial assets held in the SERP also constitute a liability of the Company for financial reporting purposes.  The Company’s subsidiaries also occasionally enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.

For cash and cash equivalents, trade receivables, other receivables, revolving debt and accounts payable, their carrying amount approximates the fair value because of the short-term nature of these instruments.  Investments are carried at their fair value based on quoted market prices for identical or similar assets or, where no quoted prices exist, other observable inputs for the asset.  The fair values of foreign currency exchange contracts are based on quotations from various banks for similar instruments using models with market based inputs.

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

As indicated in the table below (which excludes the Company’s pension assets), the Company has determined that all its financial assets and liabilities at September 30, 2011 are level 1 and level 2 in the fair value hierarchy as defined above (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$989	$-	$-	$989
SERP mutual funds	1,547	-	-	1,547
Preferred stocks	443	-	-	443
Trading debt securities:
Corporate bonds	-	3,838	-	3,838
Municipal bonds	-	3,123	-	3,123
Floating rate notes	-	328	-	328
U.S. Treasury bill	250	-	-	250
Other government bonds	-	68	-	68
Derivative financial instruments	-	600	-	600
Total financial assets	$3,229	$7,957	$-	$11,186

Financial Liabilities:
SERP liabilities	$5,521	$-	$-	$5,521
Total financial liabilities	$5,521	$-	$-	$5,521

The Company’s investments (other than pension assets) consist of the following (in thousands):
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
September 30, 2011:
Trading equity securities	$3,097	$52	$171	$2,978
Trading debt securities	7,507	209	108	7,608
	$10,604	$261	$279	$10,586

December 31, 2010:
Trading equity securities	$3,089	$154	$7	$3,236
Trading debt securities	9,393	266	67	9,592
	$12,482	$420	$74	$12,828

The trading equity investments noted above are valued at their estimated fair value based on their quoted market prices, and the debt securities are valued based upon a mix of observable market prices and model driven prices derived from a matrix of observable market prices for assets with similar characteristics obtained from a nationally recognized third party pricing service.  Additionally, a significant portion of the trading equity securities are in equity money market and mutual funds and also comprise a portion of the Company’s liability under its SERP.

Trading debt securities are comprised of marketable debt securities held by Astec Insurance. Astec Insurance has an investment strategy that focuses on providing regular and predictable interest income from a diversified portfolio of high-quality fixed income securities. At September 30, 2011 and December 31, 2010, $1,349,000 and $1,156,000, respectively, of trading debt securities were due to mature within twelve months and, accordingly, are included in other current assets.  The financial liabilities related to the SERP shown above are included in other long-term liabilities in the accompanying balance sheets.

Net unrealized gains or losses incurred during the three-month periods ended September 30, 2011 and 2010 on investments still held as of the end of each reporting period amounted to a loss of $408,000 and a gain of $242,000, respectively.  Net unrealized gains or losses incurred during the nine-month periods ended September 30, 2011 and 2010 on investments still held as of the end of each reporting period amounted to a loss of $236,000 and a gain of $227,000, respectively.

Note 7.  Debt
During April 2007, the Company entered into an unsecured credit agreement with Wachovia Bank, National Association (“Wachovia”), whereby Wachovia extended to the Company an unsecured line of credit of up to $100,000,000, including a sub-limit for letters of credit of up to $15,000,000.  Wachovia was subsequently acquired by Wells Fargo Bank, N.A. (“Wells Fargo”), and therefore the credit agreement is now with Wells Fargo.

The Wells Fargo credit facility had an original term of three years with two one-year extensions available.  Early in 2010, the Company exercised the final extension bringing the new loan maturity date to May 2012.  The interest rate for borrowings is a function of the Adjusted LIBOR Rate or Adjusted LIBOR Market Index Rate, as elected by the Company, plus a margin based upon a leverage ratio pricing grid ranging between 0.5% and 1.5%.  As of September 30, 2011 the applicable margin based upon the leverage ratio pricing grid was equal to 0.5%.  The unused facility fee is 0.125%.  The Wells Fargo credit facility requires no principal amortization, and interest only payments are due, in the case of loans bearing interest at the Adjusted LIBOR Market Index Rate, monthly in arrears and, in the case of loans bearing interest at the Adjusted LIBOR Rate, at the end of the applicable interest period.  The Wells Fargo credit agreement contains certain financial covenants related to minimum fixed charge coverage ratios, minimum tangible net worth and maximum allowed capital expenditures.  At September 30, 2011, the Company had no borrowings outstanding under the credit facility but did have letters of credit totaling $9,199,000 outstanding, resulting in borrowing availability of $90,801,000 on the Wells Fargo credit facility.  The Company was in compliance with the financial covenants under its credit facility as of September 30, 2011.

The Company’s South African subsidiary, Osborn Engineered Products SA (Pty) Ltd. (“Osborn”), has available a credit facility of $7,427,000 (ZAR 60,000,000) to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of September 30, 2011, Osborn had no outstanding borrowings under the credit facility, but $2,588,000 in performance letters of credit, advance payment and retention guarantees were issued under the facility.  The facility is secured by Osborn’s buildings and improvements, accounts receivable, cash balances and a $2,000,000 letter of credit issued by the parent Company.  As of September 30, 2011, Osborn had available credit under the facility of $4,839,000.  The facility has an ongoing, indefinite term subject to annual reviews by the bank.  The interest rate is the South African prime rate.  The agreement has an unused facility fee of 0.793%.

The Company’s Australian subsidiary, Astec Australia Pty Ltd (“Astec Australia”), has an available credit facility to finance short-term working capital needs of $782,000 (AUD 800,000) and banking arrangements to finance foreign exchange dealer limit orders of up to $5,770,000 (AUD 5,900,000), secured by cash balances in the amount of $1,039,000 (AUD 1,062,000) and a $1,000,000 letter of credit issued by the parent Company.  No amounts were outstanding under the credit facility at September 30, 2011.  The interest rate is the Australian adjusted Bank Business Rate plus a margin of 1.05%.

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

Changes in the Company’s product warranty liability for the three and nine-month periods ended September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Reserve balance, beginning of the period	$10,247	$8,682	$9,891	$8,714
Warranty liabilities accrued	3,694	2,923	9,531	9,878
Warranty liabilities settled	(2,692)	(2,816)	(8,166)	(9,782)
Other	(170)	63	(177)	42
Reserve balance, end of the period	$11,079	$8,852	$11,079	$8,852

Note 9.  Accrued Loss Reserves
The Company accrues reserves for losses related to known workers’ compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company.  The undiscounted reserves are actuarially determined based on the Company’s evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events.  Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future.  Total accrued loss reserves were $7,739,000 at September 30, 2011 compared to $8,044,000 at December 31, 2010, of which $3,940,000 and $4,248,000 were included in other long-term liabilities at September 30, 2011 and December 31, 2010, respectively.

Note 10.  Income Taxes
The Company’s combined effective income tax rate was 16.1% and 30.2% for the three-month periods ended September 30, 2011 and 2010, respectively.  The tax rate for the three month period ended September 30, 2011 was reduced due to an increase in the estimated research and development tax credits earned.  The Company’s combined effective income tax rate was 30.6% and 34.0% for the nine-month periods ended September 30, 2011 and 2010, respectively.  The Company’s effective tax rate for the nine months ended September 30, 2011 includes the effect of state income taxes offset by discrete benefits consisting primarily of tax credits for research and development activities and the domestic production activities deduction.  The Company’s effective tax rate for the three and nine-month periods ended September 30, 2010 did not include a benefit for research and development tax credits as the legislation providing the credits was not enacted by Congress until later in 2010.

The Company’s liability recorded for uncertain tax positions as of September 30, 2011 has not changed significantly in amount or composition since December 31, 2010.

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

Mobile Asphalt Paving Group - This segment consists of three business units that design, engineer, manufacture and market asphalt pavers, asphalt material transfer vehicles, milling machines and paver screeds. The principal purchasers of these products are highway and heavy equipment contractors and foreign and domestic governmental agencies.

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

Segment Information:

	(in thousands)
	Three Months Ended
	September 30, 2011
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$50,458	$83,232	$39,143	$23,769	$18,022	$214,624
Intersegment sales	10,032	6,309	6,504	974	-	23,819
Gross profit	8,508	20,682	10,091	4,080	3,039	46,400
Gross profit percent	16.9%	24.8%	25.8%	17.2%	16.9%	21.6%
Segment profit (loss)	$500	$7,764	$4,976	$511	$(4,062)	$9,689

	(in thousands)
	Nine Months Ended
	September 30, 2011
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$192,396	$248,647	$142,565	$58,524	$50,437	$692,569
Intersegment sales	20,387	18,453	13,069	2,653	-	54,562
Gross profit	44,486	61,838	39,158	8,137	9,455	163,074
Gross profit percent	23.1%	24.9%	27.5%	13.9%	18.7%	23.5%
Segment profit (loss)	$20,421	$23,114	$20,819	$(3,166)	$(26,126)	$35,062

	(in thousands)
	Three Months Ended
	September 30, 2010
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$45,478	$60,263	$36,681	$19,220	$16,211	$177,853
Intersegment sales	2,014	5,831	3,679	10	-	11,534
Gross profit	11,001	14,839	10,395	2,007	3,698	41,940
Gross profit percent	24.2%	24.6%	28.3%	10.4%	22.8%	23.6%
Segment profit (loss)	$4,041	$4,437	$5,188	$(1,569)	$(4,480)	$7,617

	(in thousands)
	Nine Months Ended
	September 30, 2010
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$180,901	$186,182	$125,995	$41,783	$45,696	$580,557
Intersegment sales	12,125	17,981	10,877	1,893	-	42,876
Gross profit	46,169	43,225	33,138	2,519	9,709	134,760
Gross profit percent	25.5%	23.2%	26.3%	6.0%	21.2%	23.2%
Segment profit (loss)	$24,410	$12,232	$16,662	$(7,012)	$(18,058)	$28,234

A reconciliation of total segment profits to the Company’s consolidated totals is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total segment profits	$9,689	$7,617	$35,062	$28,234
Net income attributable to non-controlling interest in subsidiary	(41)	(34)	(74)	(94)
Elimination of intersegment profit	(1,925)	(221)	(3,035)	(1,676)
Net income attributable to controlling interest	$7,723	$7,362	$31,953	$26,464

Note 12.  Contingent Matters
Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of $3,529,000 and $3,037,000 at September 30, 2011 and December 31, 2010, respectively.  At September 30, 2011, the maximum potential amount of future payments for which the Company would be liable is equal to $3,529,000.  These arrangements also provide that the Company will receive the lender’s full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements.  The Company has recorded a liability of $355,000 related to these guarantees at September 30, 2011.

In addition, the Company is contingently liable under letters of credit issued by Wells Fargo totaling $9,199,000 as of September 30, 2011, including a $1,000,000 and a $2,000,000 letter of credit issued on behalf of Astec Australia and Osborn, respectively, two of the Company’s foreign subsidiaries.  The outstanding letters of credit expire at various dates through October 2013.  As of September 30, 2011, Osborn is contingently liable for a total of $2,588,000 in performance letters of credit, advance payments and retention guarantees.  As of September 30, 2011, the maximum potential amount of future payments under these letters of credit and guarantees for which the Company could be liable is $11,787,000.

The Company is currently a party to various claims and legal proceedings that have arisen in the ordinary course of business.  If management believes that a loss arising from such claims and legal proceedings is probable and can reasonably be estimated, the Company records the amount of the loss (excluding estimated legal fees) or the minimum estimated liability when the loss is estimated using a range and no point within the range is more probable than another.  As management becomes aware of additional information concerning such contingencies, any potential liability related to these matters is assessed and the estimates are revised, if necessary.  If management believes that a loss arising from such claims and legal proceedings is either (i) probable but cannot be reasonably estimated or (ii) reasonably possible but not probable, the Company does not record the amount of the loss, but does make specific disclosure of such matter.  Based upon currently available information and with the advice of counsel, management believes that the ultimate outcome of its current claims and legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.  However, claims and legal proceedings are subject to inherent uncertainties and rulings unfavorable to the Company could occur.  If an unfavorable ruling were to occur, there exists the possibility of a material adverse effect on the Company’s financial position, cash flows or results of operations.

During 2009, the Company received notice that Johnson Crushers International, Inc. is subject to an enforcement action brought by the U.S. Environmental Protection Agency (“EPA”) and the Oregon Department of Environmental Quality (“Oregon DOEQ”) related to an alleged failure to comply with federal and state air permitting regulations. Based on an agreement reached with the parties, the total expense related to the enforcement actions is $175,000, and the Company has made an appropriate accrual for this matter as of September 30, 2011.

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

Note 13.  Shareholders’ Equity
Under terms of the Company’s stock option plans, officers and certain other employees were granted options to purchase the Company’s common stock at no less than 100% of the market price on the date the option was granted.  No additional options can be granted under these plans; however the Company has reserved unissued shares of common stock for the exercise of the 64,421 unexercised and outstanding options as of September 30, 2011 under these employee plans.  All options granted under these plans vested prior to 2007.

In addition, a Non-employee Directors Stock Incentive Plan has been established to allow non-employee directors to have a personal financial stake in the Company through an ownership interest.  Directors may elect to receive their compensation in cash, common stock, deferred stock or stock options.  Options granted under the Non-employee Directors Stock Incentive Plan vest and become fully exercisable immediately.  All stock options have a 10-year term.  The shares reserved under the 1998 Non-Employee Directors Stock Incentive Plan total 137,230 as of September 30, 2011, of which 113,785 shares are available for future grants of stock or deferred stock to directors.  No additional options can be granted under this plan.  The fair value of stock awards granted to non-employee directors totaled $58,000 and $49,000 during the three-month periods ended September 30, 2011 and 2010, respectively.  The fair value of stock awards granted to non-employee directors totaled $182,000 and $140,000 during the nine-month periods ended September 30, 2011 and 2010, respectively.

In 2006, the Company adopted a five-year plan to award key members of management restricted stock units (“RSU’s”) each year under the Company’s 2006 Incentive Plan.  The plan allowed the Company to grant up to 700,000 RSU’s to employees based upon the annual performance of individual subsidiaries and the Company as a whole during each of the five years ended December 31, 2010.  Additional RSU’s were granted in 2011 based upon cumulative five-year performance.  Generally, each award will vest at the end of five years from its date of grant, or at the time a recipient retires after reaching age 65, if earlier.  In early 2011, a subsequent plan was formulated under the Company’s 2011 Incentive Plan which was approved by the Company’s shareholders in their annual meeting held in April 2011.  This plan also allows the Company to grant up to 700,000 RSU’s to employees and will operate in a similar fashion to the 2006 Incentive Plan for each of the five years ending December 31, 2015.  Compensation expense of $339,000 and $367,000 has been recorded in the three-month periods ended September 30, 2011 and 2010, respectively, to reflect the fair value of the total shares granted or expected to be granted under both plans, amortized over the portion of the vesting period occurring during the periods.  Compensation expense of $1,839,000 and $1,091,000 has been recorded in the nine-month periods ended September 30, 2011 and 2010, respectively, to reflect the fair value of the total shares granted or expected to be granted under both plans, amortized over the portion of the vesting period occurring during the periods.  The fair value of the RSU’s that vested in the nine-month period ended September 30, 2011 was $228,000.  No RSU’s vested in the three-month period ended September 30, 2011.

Note 14.  Seasonality
Based upon historical results of the past several years, 75% to 80% of the Company’s annual revenues typically occur during the first nine months of the year.

Note 15.  Comprehensive Income
The components of total comprehensive income attributable to controlling interest for the three and nine-month periods ended September 30, 2011 and 2010 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$7,764	$7,396	$32,027	$26,558
Change in unrecognized pension and post retirement benefit costs, net of tax	(8)	1	(56)	(57)
Foreign currency translation adjustments, net of tax	(5,027)	2,874	(5,724)	1,838
Comprehensive income	2,729	10,271	26,247	28,339
Comprehensive (income) loss attributable to non-controlling interest	31	(74)	19	(123)
Comprehensive income attributable to controlling interest	$2,760	$10,197	$26,266	$28,216

Note 16.  Other Income, net of expenses
Other income, net of expenses for the three and nine-month periods ended September 30, 2011 and 2010 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income	$207	$249	$685	$687
Gain (loss) on investments	(103)	169	37	242
Other	160	74	315	174
Total	$264	$492	$1,037	$1,103

Note 17.  Derivative Financial Instruments
The Company is exposed to certain risks related to its ongoing business operations.  The primary risk managed by using derivative instruments is foreign currency risk.  From time to time the Company’s foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.  The fair value of the derivative financial instrument is recorded on the Company’s balance sheet and is adjusted to fair value at each measurement date.  The changes in fair value are recognized in the consolidated statements of operations in the current period.  The Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes.  The average U.S. dollar equivalent notional amount of outstanding foreign currency exchange contracts was $13,407,000 during the nine months ended September 30, 2011 and $8,686,000 for the year ended December 31, 2010. The Company reported $600,000 of derivative assets in prepaid expenses and other assets at September 30, 2011.  At December 31, 2010, the Company reported $1,221,000 of derivative liabilities in other accrued liabilities and $30,000 in other long-term liabilities.  The Company recognized, as a component of cost of sales, a net gain of $1,096,000 and a net loss of $978,000 on derivative financial instruments in the three-month periods ended September 30, 2011 and 2010, respectively.  For the nine-month periods ended September 30, 2011 and 2010, the Company recognized, as a component of cost of sales, a net gain of $205,000 and a net loss of $809,000 on derivative financial instruments.  There were no derivatives that were designated as hedges at September 30, 2011 or December 31, 2010.

Note 18.  Asset Impairment Charge
Assets held for sale as of September 30, 2011 consists of aviation equipment being replaced.  As a result of this equipment being classified as held for sale, an impairment charge of $2,170,000 was recorded in the second quarter of 2011 in the “Other” segment to reduce the carrying value of the asset to its fair value as determined based upon industry blue book valuations of used aircrafts (level 3 in the fair value hierarchy).  The $934,000 carrying value of these assets held for sale is included in other current assets in the Company’s September 30, 2011 balance sheet.

Note 19.  Subsequent Event
In October 2011, the Company completed an asset purchase agreement with Blue Tee Corp. (“Blue Tee”), a Delaware corporation, whereby the Company acquired substantially all the assets and assumed certain of the liabilities of Blue Tee’s GEFCO and STECO divisions located in Enid, Oklahoma.  The Company paid the $30,823,000 purchase price, less a $5,000,000 escrow deposit made in August 2011, which is included in other long-term assets in the September 30, 2011 balance sheet, from Company available cash balances in early October 2011.  Approximately $175,000 of acquisition related costs have been expensed in the nine-month period ended September 30, 2011.  The Company has not yet completed its allocation of the purchase price to the fair values of the various assets and liabilities that it acquired.  The Company does not expect the revenues and operating results of GEFCO and STECO to be material to the Company’s 2011 operating results.

GEFCO, which began operations in 1931, manufactures portable drilling rigs and related equipment for the water well, environmental, groundwater monitoring, construction, mining and shallow oil and gas exploration and production industries.  STECO, which began operations in the late 1950’s, is a manufacturer of transfer and dump trailers for the solid waste, scrap processing, construction and demolition industries.  STECO was a pioneer in the development and production of hydraulic dump trailers.  The Company has formed a new subsidiary, GEFCO, Inc., to operate the acquired businesses and will continue to manufacture the George E. Failing, SpeedStar, King Oil Tools and STECO equipment from the current Enid, Oklahoma headquarters.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words “will,” “would,” “should,” “could,” “may,” “believes,” “anticipates,” “intends,” “forecasts” and “expects” and similar expressions.  Such forward-looking statements include, without limitation, statements regarding the Company’s expected sales and results of operations during 2011, the Company’s expected capital expenditures in 2011, the expected benefit and impact of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through September 30, 2012, the impact of the enactment of the Hiring Incentives to Restore Employment (HIRE) Act of 2010 or any future state or federal funding for transportation construction programs, the need for road improvements, the impact of other public sector spending and funding mechanisms, changes in the economic environment as it affects the Company, the timing and impact of changes in the economy, the market confidence of customers and dealers, the Company being called upon to fulfill certain contingencies, the expected dates of granting of restricted stock units, changes in interest rates and the impact of such changes on the financial results of the Company, changes in the prices of steel and oil, the ability of the Company to offset future changes in prices in raw materials, the change in the strength of the dollar and the level of the Company’s presence and sales in international markets, the impact that further development of domestic oil and natural gas production capabilities would have on the domestic economy and the Company’s business, the seasonality of the Company’s business, the percentage of the Company’s equipment sold directly to end users, the amount or value of unrecognized tax benefits, the Company’s discussion of its critical accounting policies and the ultimate outcome of the Company’s current claims and legal proceedings.

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

The risks and uncertainties identified herein under the caption “Item 1A. Risk Factors” in Part II of this Report, elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, should be carefully considered when evaluating the Company’s business and future prospects.

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

The Company has 15 manufacturing companies, 14 of which fall within four reportable operating segments, which include the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group. The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other unrelated industries including energy production and concrete mixing plants. The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries. The business units in the Mobile Asphalt Paving Group, including Astec Mobile Machinery GmbH, which began operations in the third quarter of 2011 upon the Company’s acquisition of an existing business in Germany, design, manufacture and market asphalt pavers, material transfer vehicles, milling machines, stabilizers and screeds.  The business units in the Underground Group design, manufacture and market a complete line of trenching equipment, directional drills, geothermal drills and auger boring machines for the underground construction market, as well as vertical drills for gas and oil field development.  GEFCO, Inc., which the Company formed in connection with the its acquisition of the GEFCO and STECO divisions of Blue Tee Corp. in October 2011, will be included in the Underground Group in future filings.  The Company also has one other category that contains the business units that do not meet the requirements for separate disclosure as an operating segment. The business units in the Other category include Peterson Pacific Corp. (“Peterson”), Astec Australia Pty Ltd (“Astec Australia”), Astec Insurance Company (“Astec Insurance” or “the captive”) and Astec Industries, Inc., the parent company. Peterson designs, manufactures and markets whole-tree pulpwood chippers, horizontal grinders and blower trucks. Astec Australia markets and installs equipment and services and provides parts for many of the products produced by the Company’s manufacturing companies.  Astec Insurance is a captive insurance company.

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

SAFETEA-LU funding expired on September 30, 2009, and federal transportation funding operated on short-term appropriations through March 17, 2010. On March 18, 2010, President Obama signed into law the Hiring Incentives to Restore Employment (HIRE) Act. This law extended authorization of the surface transportation programs previously funded under SAFETEA-LU through December 31, 2010 at 2009 levels. In addition, the HIRE Act authorized a one-time transfer of $19.5 billion from the general fund to the highway trust fund related to previously foregone interest payments. It also shifted the cost of fuel tax exemptions for state and local governments from the highway trust fund to the general fund, which is estimated to generate an anticipated $1.5 billion annually, and allows the highway trust fund to retain interest earned on future unexpended balances. Although the HIRE Act helped stabilize the federal highway program, the Company believes a new multi-year highway program at increased funding levels would have the greatest positive impact on the road construction industry and allow its customers to plan and execute longer-term projects. The U.S. Congress funded federal transportation expenditures for the fiscal year ending September 30, 2011 at the 2010 level of $41.1 billion, and it has approved short-term funding of federal transportation expenditures for the six-month period ending on March 31, 2012 at the same levels.  The level of future federal highway construction is uncertain, and any future funding may be at lower levels than in the past.

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

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and its impact on customers’ purchasing decisions and the price of steel may each affect the Company’s financial performance. Economic downturns generally result in decreased purchasing by the Company’s customers, which, in turn, cause reductions in sales and increased pricing pressure on the Company’s products. Rising interest rates also typically negatively impact customers’ attitudes toward purchasing equipment. The Federal Reserve has maintained historically low interest rates in response to the recent economic downturn; however, the Company believes upward pressure on interest rates is building and interest rates may increase during the remainder of 2011 and in 2012.

Significant portions of the Company’s revenues relate to the sale of equipment involved in the production, handling and installation of asphalt mix. Liquid asphalt is a by-product of oil production. An increase in the price of oil increases the cost of asphalt, which is likely to decrease demand for asphalt and therefore decrease demand for certain Company products. While increasing oil prices may have a negative financial impact on many of the Company’s customers, the Company’s equipment can use a significant amount of recycled asphalt pavement, thereby mitigating the effect of increased oil prices on the final cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt mix. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. The Company’s customers appear to be adjusting their prices in response to the fluctuating oil prices, and the fluctuations did not appear to significantly impair equipment purchases in 2010 or the first nine months of 2011. The Company expects oil prices to continue to fluctuate during the remainder of 2011 and in 2012. Minor fluctuations in oil prices should not have a significant impact on customers’ buying decisions. However, political uncertainty in oil producing countries, interruptions in oil production due to disasters, whether natural or man-made, or other economic factors could significantly impact oil prices, which in turn could negatively impact demand for the Company’s products.

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

Steel is a major component in the Company’s equipment. Steel pricing increased steadily during the first half of 2011 due to increased worldwide demand and inflationary pressure on raw materials such as scrap metal iron ore and coke. Steel pricing stabilized at the end of the third quarter as supply outpaced service center inventories, who destocked during the traditionally weaker summer months. The Company anticipates steel pricing to remain stable during much of the fourth quarter and plans to take advantage of any price weaknesses that may materialize. Seasonal strengthening may occur later in the fourth quarter and the Company is planning its contractual buying arrangements and advanced purchases accordingly. The Company anticipates price strengthening early in 2012 with steel companies forecasting an increase in demand. Steel is a worldwide commodity and its price can be affected by unanticipated events that impact the balance of supply and demand. Although the Company normally institutes price increases in response to any increase in steel and component prices, the Company may not be able to raise the prices of its products enough to cover increased costs, which may have a negative effect on the Company’s financial results. The Company will continue to closely monitor steel pricing and will take advantage of buying opportunities to offset such future pricing where possible.

In addition to the factors stated above, many of the Company’s markets are highly competitive, and its products compete worldwide with a number of other manufacturers and dealers that produce and sell similar products. During 2010 and through the first three quarters of 2011, a weakened dollar, combined with improving economic conditions in certain foreign economies, had a positive impact on the Company’s international sales. The Company expects the dollar to remain weak in the near-term relative to most foreign currencies; however, increasing domestic interest rates or weakening economic conditions abroad could cause the dollar to strengthen, which may negatively impact the Company’s international sales.

The Company’s equipment is marketed directly to customers as well as through dealers in the United States and internationally. During 2010, 75% to 80% of equipment sold by the Company was sold directly to the end user. The Company expects this ratio to remain relatively consistent through 2011.

The Company is operated on a decentralized basis with a complete management team for each operating subsidiary. Finance, insurance, legal, shareholder relations, corporate accounting and other corporate matters are primarily handled at the corporate level (i.e., Astec Industries, Inc., the parent company). The engineering, design, sales, manufacturing and basic accounting functions are all handled at each individual subsidiary. Standard accounting procedures are prescribed and followed in all reporting.

The non-union employees of each subsidiary have the opportunity to earn profit-sharing incentives in the aggregate up to 10% of each subsidiary’s after-tax profit if the subsidiary meets established goals. These goals are based on the subsidiary’s return on capital employed, cash flow on capital employed and safety. The profit-sharing incentives for subsidiary presidents are normally paid from a separate corporate pool.

Results of Operations

Net Sales
Net sales increased $36,771,000 or 20.7% from $177,853,000 for the third quarter of 2010 to $214,624,000 in the third quarter of 2011. Sales are generated primarily from new equipment and parts sales to domestic and international customers. The overall increase in sales for the third quarter of 2011 compared to the third quarter of 2010 reflects strengthening economic conditions in both international and domestic markets and the Company’s increased efforts to grow its international business.

Net sales increased $112,012,000 or 19.3% from $580,557,000 for the first nine months of 2010 to $692,569,000 in the first nine months of 2011. The overall increase in sales for the first nine months of 2011 compared to the first nine months of 2010 reflects strengthening economic conditions in both international and domestic markets and the Company’s increased efforts to grow its international business.

Domestic sales for the third quarter of 2011 were $127,282,000 or 59.3% of consolidated net sales compared to $98,602,000 or 55.4% of consolidated net sales for the third quarter of 2010, an increase of $28,680,000 or 29.1%, due primarily to increases in sales in the Asphalt and Aggregate and Mining groups.  International sales for the third quarter of 2011 were $87,342,000 or 40.7% of consolidated net sales compared to $79,251,000 or 44.6% of consolidated net sales for the third quarter of 2010, an increase of $8,091,000 or 10.2%.  The overall increase in international sales for the third quarter of 2011 compared to the third quarter of 2010 reflects the increased efforts by the Company to grow its international business, improved economic conditions in international markets and significant weakness in the U.S. dollar compared to currencies in many of the markets the Company serves, especially in the Aggregate and Mining Group. The increases in international sales occurred primarily in Europe, South America, China, Africa and other Asian countries, offset by a decline in international sales in Canada and the Middle East.

Domestic sales for the first nine months of 2011 were $414,235,000 or 59.8% of consolidated net sales compared to $357,341,000 or 61.6% of consolidated net sales for the first nine months of 2010, an increase of $56,894,000 or 15.9% due primarily to increases in sales in the Aggregate and Mining, Mobile Asphalt Paving and Asphalt groups.  International sales for the first nine months of 2011 were $278,334,000 or 40.2% of consolidated net sales compared to $223,216,000 or 38.4% of consolidated net sales for the first nine months of 2010, an increase of $55,118,000 or 24.7%.  The overall increase in international sales for the first nine months of 2011 compared to the first nine months of 2010 occurred primarily in the Aggregate and Mining Group and the Underground Group and reflects the increased efforts by the Company to grow its international business, improved economic conditions in international markets and significant weakness in the dollar compared to currencies in many of the markets the Company serves. The increases in international sales occurred primarily in South America, Europe, Australia, Africa, China and Canada, offset by a decline in international sales in Mexico and the Middle East.

Parts sales increased 19.6% or $9,629,000 from $49,193,000 for the third quarter of 2010 to $58,822,000 for the third quarter of 2011.  Parts sales as a percentage of net sales decreased 30 basis points from 27.7% for the third quarter of 2010 to 27.4% for the third quarter of 2011 due to equipment sales increasing faster than part sales.

Parts sales increased 16.7% or $24,976,000 from $149,661,000 for the first nine months of 2010 to $174,637,000 for the first nine months of 2011.  Parts sales as a percentage of net sales decreased 60 basis points from 25.8% for the first nine months of 2010 to 25.2% for the first nine months of 2011 due to equipment sales increasing faster than part sales.

Gross Profit
Consolidated gross profit increased 10.6% or $4,460,000 from $41,940,000 for the third quarter of 2010 to $46,400,000 for the third quarter of 2011 due primarily to increased sales of $36,771,000.  Gross profit as a percentage of sales decreased 200 basis points to 21.6% in the third quarter of 2011 from 23.6% in the third quarter of 2010 due partially to certain sales price increases lagging behind raw material price increases on the aged backlog of equipment orders.

Consolidated gross profit increased 21.0% or $28,314,000 from $134,760,000 for the first nine months of 2010 to $163,074,000 for the first nine months of 2011 due primarily to increase sales of $112,012,000.  Gross profit as a percentage of sales increased 30 basis points to 23.5% in the first nine months of 2011 from 23.2% in the first nine months of 2010.

Selling, General, Administrative and Engineering Expenses
Selling, general, administrative and engineering expenses for the third quarter of 2011 were $37,362,000, or 17.4% of net sales, compared to $31,808,000, or 17.9% of net sales, for the third quarter of 2010, an increase of $5,554,000, or 17.5%.  The overall increase was composed of increases in a number of areas, including payroll and related expenses of $2,555,000, research and development costs of $2,423,000, outside services of $842,000, legal and professional expenses of $540,000, commission expenses of $465,000, and bad debt expenses of $428,000.  These increases in expenses were offset by a decrease in health insurance expense of $992,000 and SERP expense of $865,000.

Selling, general, administrative and engineering expenses for the first nine months of 2011 were $115,640,000, or 16.7% of net sales, compared to $95,351,000, or 16.4% of net sales, for the first nine months of 2010, an increase of $20,289,000, or 21.3%.  The overall increase was composed of increases in a number of areas, including payroll and related expenses of $7,876,000, commissions of $2,224,000, research and development expenses of $3,937,000, legal and professional expenses of $1,883,000, outside services expenses of $1,737,000, bad debt expenses of $1,404,000, travel expenses of $1,140,000 and expenses of $3,344,000 related to the Company’s participation in ConExpo, the triennial equipment show held in March of 2011.  These increases in expenses were offset by a decrease in health insurance expense of $3,429,000.

Asset Impairment Charge
During the second quarter of 2011, the Company designated an airplane that it intends to replace as an “asset held for sale” and performed a market analysis to determine its fair value.  Due to the deterioration of aircraft values in the used aviation equipment market, the fair value of the airplane was determined to be significantly below its carrying value, and as a result the Company recorded an impairment charge of $2,170,000.  The $934,000 fair value of the airplane is included in other current assets in the Company’s September 30, 2011 balance sheet.

Interest Expense
Interest expense in the third quarter of 2011 increased $16,000, or 53.3%, to $46,000 from $30,000 in the third quarter of 2010.

Interest expense in the first nine months of 2011 decreased $149,000, or 51.6%, to $140,000 from $289,000 in the first nine months of 2010.

Other Income, net of expenses
Other income, net of expenses was $264,000 for the third quarter of 2011 compared to $492,000 for the third quarter of 2010, a decrease of $228,000, or 46.3%.  Other income is generated primarily by investments held by Astec Insurance, the Company’s captive insurance company.

Other income, net of expenses was $1,037,000 for the first nine months of 2011 compared to $1,103,000 in the first nine months of 2010, a decrease of $66,000, or 6.0%.

Income Tax
Income tax expense for the third quarter of 2011 was $1,492,000, compared to income tax expense of $3,198,000 for the third quarter of 2010. The Company's combined effective tax rates for the third quarters of 2011 and 2010 were 16.1% and 30.2%, respectively.   The tax rate for the three-month period ended September 30, 2011 was reduced due to an increase in the estimated research and development tax credits earned.  In 2010, all R&D tax credits were recognized in the fourth quarter due to the timing of Congressional approval of the credits.

Income tax expense for the first nine months of 2011 was $14,134,000, compared to income tax expense of $13,665,000 for the first nine months of 2010. The Company's combined effective tax rates for the first nine months of 2011 and 2010 were 30.6% and 34.0%, respectively.   The Company’s effective tax rate for the nine months ended September 30, 2011 includes the effect of state income taxes offset by discrete benefits consisting primarily of tax credits for research and development activities and the domestic production activities deduction.  The Company’s effective tax rate for the nine-month period ended September 30, 2010 did not include a benefit for research and development tax credits as the legislation providing the credits was not enacted by Congress until later in 2010.

Net Income
The Company had net income attributable to controlling interest of $7,723,000 for the third quarter of 2011 compared to $7,362,000 in the third quarter of 2010, an increase of $361,000, or 4.9%. Earnings per diluted share were $0.34 in the third quarter of 2011 compared to $0.32 in the third quarter of 2010, an increase of $0.02 or 6.3%. Diluted shares outstanding for the quarters ended September 30, 2011 and 2010 were 23,006,530 and 22,843,300, respectively. The increase in shares outstanding is primarily due to the exercise of stock options by employees of the Company.

The Company had net income attributable to controlling interest of $31,953,000 for the first nine months of 2011 compared to $26,464,000 in the first nine months of 2010, an increase of $5,489,000, or 20.7%. Earnings per diluted share were $1.39 in the first nine months of 2011 compared to $1.16 in the first nine months of 2010, an increase of $0.23 or 19.8%. Diluted shares outstanding for the quarters ended September 30, 2011 and 2010 were 22,972,758 and 22,814,634, respectively. The increase in shares outstanding is primarily due to the exercise of stock options by employees of the Company.

Backlog
The backlog of orders at September 30, 2011 was $221,473,000 compared to $145,643,000 at September 30, 2010, an increase of $75,830,000, or 52.1%. The increase in backlog is due to an increase in domestic backlogs of $22,924,000 or 29.6% and an increase in international backlogs of $52,906,000 or 77.7%.  The increase in total backlog was primarily due to increases in the Aggregate and Mining Group of $29,481,000 or 53.2% and the Asphalt Group of $20,750,000 or 28.0%.  The September 30, 2011 backlog was comprised of 45.4% domestic orders and 54.6% international orders as compared to 53.3% domestic orders and 46.7% international orders at September 30, 2010.  The Company is unable to determine whether the changes in backlogs were experienced by the industry as a whole; however, the Company believes the changes in backlogs reflect the current economic conditions the industry is experiencing.

Segment Net Sales-Quarter (in thousands):

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
Asphalt Group	$50,458	$45,478	$4,980	11.0%
Aggregate and Mining Group	83,232	60,263	22,969	38.1%
Mobile Asphalt Paving Group	39,143	36,681	2,462	6.7%
Underground Group	23,769	19,220	4,549	23.7%
Other Group	18,022	16,211	1,811	11.2%

Asphalt Group: Sales in this group were $50,458,000 for the third quarter of 2011 compared to $45,478,000 for the same period in 2010, an increase of $4,980,000 or 11.0%.  Domestic sales for the Asphalt Group increased $11,879,000 or 43.4% in the third quarter of 2011 compared to the same period in 2010. International sales for the Asphalt Group decreased $6,899,000 or 38.2% in the third quarter of 2011 compared to the same period in 2010 due primarily to delays in recording sales on several large orders because of short-term shipping related issues.  In the third quarter international sales decreased primarily in the Middle East, Canada and Africa while increasing in Europe and India.  Parts sales for the Asphalt Group increased 16.1% in the third quarter of 2011 compared to the same period in 2010.

Aggregate and Mining Group: Sales in this group were $83,232,000 for the third quarter of 2011 compared to $60,263,000 for the same period in 2010, an increase of $22,969,000 or 38.1%.  Domestic sales for the Aggregate and Mining Group increased $12,654,000 or 48.6% in the third quarter of 2011 compared to the same period in 2010 due primarily to improving economic conditions.  International sales for the Aggregate and Mining Group increased $10,315,000 or 30.1% in the third quarter of 2011 compared to the same period in 2010. The improvement in international sales reflects the increased efforts by the Company to grow its international business, improved economic conditions and significant weakness in the dollar compared to currencies in many of the markets the Company serves.  The increase in international sales occurred primarily in Africa, South America and the Middle East.  Parts sales for this group increased 26.1% in the third quarter of 2011 compared to the same period in 2010.

Mobile Asphalt Paving Group: Sales in this group were $39,143,000 for the third quarter of 2011 compared to $36,681,000 for the same period in 2010, an increase of $2,462,000 or 6.7%.  Domestic sales for the Mobile Asphalt Paving Group increased $2,798,000 or 10.4% in the third quarter of 2011 compared to the same period in 2010 due primarily to improving economic conditions and the impact of short term federal highway funding bills passed by Congress.  International sales for the Mobile Asphalt Paving Group decreased $336,000 or 3.5% in the third quarter of 2011 compared to the same period in 2010. The decrease internationally occurred primarily in Canada and was offset by increases in China and South America.  Parts sales for this group increased 26.8% in the third quarter of 2011 compared to the same period in 2010.

Underground Group: Sales in this group were $23,769,000 for the third quarter of 2011 compared to $19,220,000 for the same period in 2010, an increase of $4,549,000 or 23.7%.  Domestic sales for the Underground Group increased $2,857,000 or 35.1% in the third quarter of 2011 compared to the same period in 2010 due primarily to improving economic conditions.  International sales for the Underground Group increased $1,692,000 or 15.3% in the third quarter of 2011 compared to the same period in 2010, which reflects the increased efforts by the Company to grow its international business, increased oil and gas drilling activities in certain foreign markets, positive market acceptance of new oil and gas drilling equipment offerings and significant weakness in the dollar compared to currencies in many of the markets the Company serves. The increases in international sales occurred primarily in the Middle East and China and were offset by decreases in South America and Canada. Parts sales for the Underground Group decreased 9.8% in the third quarter of 2011 compared to the same period in 2010.

Other Group: Sales for the Other Group were $18,022,000 for the third quarter of 2011 compared to $16,211,000 for the same period in 2010, an increase of $1,811,000 or 11.2%.  Domestic sales for the Other Group, which are primarily generated by Peterson Pacific Corp., decreased $1,508,000 or 15.0% in the third quarter of 2011 compared to the same period in 2010, due primarily to continuing weak domestic construction activities. International sales for the Other Group increased $3,319,000 or 53.9% in the third quarter of 2011 compared to the same period in 2010.  The increase occurred primarily in Canada, Australia and South America.  Parts sales for the Other Group increased 28.0% in the third quarter of 2011 compared to the same period in 2010.

Segment Net Sales-Nine Months (in thousands):

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Asphalt Group	$192,396	$180,901	$11,495	6.4%
Aggregate and Mining Group	248,647	186,182	62,465	33.6%
Mobile Asphalt Paving Group	142,565	125,995	16,570	13.2%
Underground Group	58,524	41,783	16,741	40.1%
Other Group	50,437	45,696	4,741	10.4%

Asphalt Group: Sales in this group were $192,396,000 for the first nine months of 2011 compared to $180,901,000 for the same period in 2010, an increase of $11,495,000 or 6.4%.  Domestic sales for the Asphalt Group increased $12,701,000 or 9.7% in the first nine months of 2011 compared to the same period in 2010 due primarily to improving economic conditions.  International sales for the Asphalt Group decreased $1,206,000 or 2.4% in the first nine months of 2011 compared to the same period in 2010.  In the first nine months, international sales decreased primarily in Middle East, Africa, South America and the West Indies and were offset by increases in Canada and India.  Parts sales for the Asphalt Group increased 11.2% in the first nine months of 2011 compared to the same period in 2010.

Aggregate and Mining Group: Sales in this group were $248,647,000 for the first nine months of 2011 compared to $186,182,000 for the same period in 2010, an increase of $62,465,000 or 33.6%.  Domestic sales for the Aggregate and Mining Group increased $27,148,000 or 33.0% in the first nine months of 2011 compared to the same period in 2010 due primarily to improving economic conditions.  International sales for the Aggregate and Mining Group increased $35,317,000 or 34.0% in the first nine months of 2011 compared to the same period in 2010. The improvement in international sales reflects the increased efforts by the Company to grow its international business, improved economic conditions in certain foreign economies and significant weakness in the dollar compared to currencies in many of the markets the Company serves.  The increase in international sales occurred primarily in South America, Africa and Brazil and was offset by decreased sales in Mexico.  Parts sales for this group increased 22.6% in the first nine months of 2011 compared to the same period in 2010.

Mobile Asphalt Paving Group: Sales in this group were $142,565,000 for the first nine months of 2011 compared to $125,995,000 for the same period in 2010, an increase of $16,570,000 or 13.2%.  Domestic sales for the Mobile Asphalt Paving Group increased $14,256,000 or 14.7% in the first nine months of 2011 compared to the same period in 2010 due primarily to improving economic conditions and the impact of short term federal highway funding bills passed by Congress. International sales for the Mobile Asphalt Paving Group increased $2,314,000 or 8.0% in the first nine months of 2011 compared to the same period in 2010.  The increase internationally occurred primarily in Russia, the Middle East and South America and was offset by decreased sales in Canada.  Parts sales for this group increased 27.8% in the first nine months of 2011 compared to the same period in 2010.

Underground Group: Sales in this group were $58,524,000 for the first nine months of 2011 compared to $41,783,000 for the same period in 2010, an increase of $16,741,000 or 40.1%.  Domestic sales for the Underground Group increased $3,741,000 or 17.6% in the first nine months of 2011 due primarily to improving economic conditions.  International sales for the Underground Group increased $13,000,000 or 63.3% in the first nine months of 2011 compared to the same period in 2010, which reflects the increased efforts by the Company to grow its international business, increased oil and gas drilling activities in certain foreign markets, positive market acceptance of new oil and gas drilling equipment offerings and significant weakness in the dollar compared to currencies in many of the markets the Company serves.  The increase in international sales occurred in Australia, the Middle East, South America, China and Russia. Parts sales for the Underground Group decreased 11.5% in the first nine months of 2011 compared to the same period in 2010.

Other Group: Sales for the Other Group were $50,437,000 for the first nine months of 2011 compared to $45,696,000 for the same period in 2010, an increase of $4,741,000 or 10.4%.  Domestic sales for the Other Group, which are primarily generated by Peterson Pacific Corp., decreased $952,000 or 3.8% in the first nine months of 2011 compared to the same period in 2010. International sales for the Other Group increased $5,694,000 or 27.8% in the first nine months of 2011 compared to the same period in 2010.  The increase occurred primarily in Australia. Parts sales for the Other Group increased 23.3% in the first nine months of 2011 compared to the same period in 2010.

Segment Profit (Loss)-Quarter (in thousands):

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
Asphalt Group	$500	$4,041	$(3,541)	(87.6%)
Aggregate and Mining Group	7,764	4,437	3,327	75.0%
Mobile Asphalt Paving Group	4,976	5,188	(212)	(4.1%)
Underground Group	511	(1,569)	2,080	132.6%
Other Group	(4,062)	(4,480)	418	9.3%

Asphalt Group: Segment profit for this group was $500,000 for the third quarter of 2011 compared to $4,041,000 for the same period in 2010, a decrease of $3,541,000 or 87.6%. This decrease is due primarily to a decrease in gross margins from 24.2% for the third quarter of 2010 compared to 16.9% for the third quarter of 2011 due partially to certain sales price increases lagging behind raw material price increases on the aged backlog of equipment orders.  Additionally, research and development expenses increased $2,174,000 in the third quarter of 2011 compared to the third quarter of 2010.

Aggregate and Mining Group: Segment profit for this group was $7,764,000 for the third quarter of 2011 compared to $4,437,000 for the same period in 2010, an increase of $3,327,000 or 75.0%.  This group’s profits were positively impacted by a $22,969,000 increase in sales and a 20 basis point increase in gross margin.  Gross margin was impacted by a 22.6% increase in parts sales for the quarter and improved plant utilization due to increased production volumes.

Mobile Asphalt Paving Group: Segment profit for this group was $4,976,000 for the third quarter of 2011 compared to $5,188,000 in the third quarter of 2010, a decrease of $212,000 or 4.1%. This group’s profits were negatively impacted by a 250 basis point decrease in gross margin during the third quarter of 2011 compared to the third quarter of 2010 due primarily to special sales price discounting on selected stocked finished goods.

Underground Group: This group had a segment profit of $511,000 in the third quarter of 2011 compared to a loss of $1,569,000 in the third quarter of 2010 for an increase of $2,080,000 or 132.6%.  This group’s profits were positively impacted by a $4,549,000 increase in sales and a 680 basis point increase in gross margin during the third quarter of 2011 compared to the third quarter of 2010 due to improved plant utilization resulting from increased production volumes.

Other Group: The Other Group had a segment loss of $4,062,000 in the third quarter of 2011 compared to a loss of $4,480,000 in the third quarter of 2010 for an improvement of $418,000 or 9.3%. This group includes the parent company, Astec Industries, Inc., which records all of the domestic federal tax expense for the Company as well as other non-allocable administrative costs.

Segment Profit (Loss)-Nine Months (in thousands):

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Asphalt Group	$20,421	$24,410	$(3,989)	(16.3%)
Aggregate and Mining Group	23,114	12,232	10,882	89.0%
Mobile Asphalt Paving Group	20,819	16,662	4,157	24.9%
Underground Group	(3,166)	(7,012)	3,846	54.8%
Other Group	(26,126)	(18,058)	(8,068)	(44.7%)

Asphalt Group: Segment profit for this group was $20,421,000 for the first nine months of 2011 compared to $24,410,000 for the same period in 2010, a decrease of $3,989,000 or 16.3%. This decrease is due primarily to a 240 point decrease in gross profit percentage from 25.5% in the first nine months of 2010 to 23.1% in the first nine months of 2011 due partially to certain sales price increases lagging behind raw material price increases on the aged backlog of equipment orders.  Additionally, research and development expenses increased $1,812,000 between periods.

Aggregate and Mining Group: Segment profit for this group was $23,114,000 for the first nine months of 2011 compared to $12,232,000 for the same period in 2010, an increase of $10,882,000 or 89.0%.  This group’s profits were positively impacted by a $62,465,000 increase in sales and a 170 basis point increase in gross margin, aided by a 22.6% increase in parts sales and improved plant utilization, which benefited from increased production volumes.  The group’s increased profits were offset by increased selling, general and administrative expenses of $7,189,000 due to the additional sales volumes and increased research and development expenses of $1,518,000.

Mobile Asphalt Paving Group: Segment profit for this group was $20,819,000 for the first nine months of 2011 compared to $16,662,000 in the first nine months of 2010, an increase of $4,157,000 or 24.9%. The primary reasons for the increase in profit were increased sales of $16,570,000 and an increase in gross margin of 120 basis points during the first nine months of 2011 compared to the first nine months of 2010 due to increased demand and production volumes, offset by increased selling, general and administrative and engineering costs of $2,679,000.

Underground Group: This group had a segment loss of $3,166,000 in the first nine months of 2011 compared to a loss of $7,012,000 in the first nine months of 2010 for an improvement of $3,846,000 or 54.8% due primarily to increased sales of $16,741,000 and a 790 basis point increase in gross margin, which benefited from improved plant utilization due to increased production volumes, offset by increased selling, general and administrative expenses of $1,198,000.

Other Group: The Other Group had a segment loss of $26,126,000 in the first nine months of 2011 compared to a loss of $18,058,000 in the first nine months of 2010 for an increased loss of $8,068,000 or 44.7%. This group includes the parent company, Astec Industries, Inc., which records all of the domestic federal tax expense for the Company as well as other non-allocable administrative costs. Factors contributing to the increased loss include an asset impairment charge of $2,170,000 that the Company recorded in the second quarter of 2011 relating to an airplane owned by the Company, as well as increased costs of the Company’s captive insurance company of $1,127,000.  Other factors contributing to the increased loss were increases in federal income taxes of $1,592,000 and increased selling expenses of $1,477,000.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources are its cash on hand, investments, borrowing capacity under a $100 million revolving credit facility and cash flows from operations. The Company had $51,737,000 of cash available for operating purposes at September 30, 2011. In addition, the Company had no borrowings outstanding under its credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”) at any time during the nine months ended September 30, 2011. Net of letters of credit of $9,199,000, the Company had borrowing availability of $90,801,000 under the credit facility as of September 30, 2011.

Our credit facility with Wells Fargo consists of an unsecured line of credit of up to $100 million, including a sub-limit for letters of credit up to $15 million. The credit facility had an original term of three years with two one-year extensions available. Early in 2010, the Company exercised the final extension bringing the new loan maturity date to May 2012. The interest rate for borrowings is a function of the Adjusted LIBOR Rate or Adjusted LIBOR Market Index Rate, as defined in the Wells Fargo credit agreement, as elected by the Company, plus a margin based upon a leverage ratio pricing grid ranging between 0.5% and 1.5%. As of September 30, 2011, the applicable margin based upon the leverage ratio pricing grid was equal to 0.5%. The unused facility fee is 0.125%. The Wells Fargo credit facility requires no principal amortization, and interest only payments are due, in the case of loans bearing interest at the Adjusted LIBOR Market Index Rate, monthly in arrears and, in the case of loans bearing interest at the Adjusted LIBOR Rate, at the end of the applicable interest period. The Wells Fargo credit agreement contains certain financial covenants, including a minimum fixed charge coverage ratio, minimum tangible net worth and maximum allowed capital expenditures. The Company was in compliance with the covenants under its credit facility as of September 30, 2011.

The Company’s South African subsidiary, Osborn Engineered Products SA (Pty) Ltd. (“Osborn”), has available a credit facility of $7,427,000 (ZAR 60,000,000) to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of September 30, 2011, Osborn had no outstanding borrowings under the credit facility, but $2,588,000 in performance letters of credit, advance payment and retention guarantees were issued under the facility.  The facility is secured by Osborn’s buildings and improvements, accounts receivable, cash balances and a $2,000,000 letter of credit issued by the parent Company.  As of September 30, 2011, Osborn had available credit under the facility of $4,839,000.  The facility has an ongoing, indefinite term subject to annual reviews by the bank.  The interest rate is the South African prime rate.  The agreement has an unused facility fee of 0.793%.

The Company’s Australian subsidiary, Astec Australia Pty Ltd (“Astec Australia”), has an available credit facility to finance short-term working capital needs of $782,000 (AUD 800,000), and banking arrangements to finance foreign exchange dealer limit orders of up to $5,770,000 (AUD 5,900,000) secured by cash balances in the amount of $1,039,000 (AUD 1,062,000) and a $1,000,000 letter of credit issued by the parent Company.  No amounts were outstanding under the credit facility at September 30, 2011.  The interest rate is the Australian adjusted Bank Business Rate plus a margin of 1.05%.

Cash Flows from Operating Activities (in thousands):

	Nine Months Ended September 30,		Increase
	2011	2010	(Decrease)
Net income	$32,027	$26,558	$5,469
Non-cash items in net income, net	33,656	28,957	4,699
Changes in working capital:
(Increase) decrease in trade and other receivables	(21,931)	(20,365)	(1,566)
(Increase) decrease in inventories	(41,337)	457	(41,794)
(Increase) decrease in other assets	(1,929)	(157)	(1,772)
Increase (decrease) in prepaid and taxes payable, net	(1,986)	10,487	(12,473)
Increase (decrease) in other accrued liabilities	(1,215)	1,732	(2,947)
Other, net	(2,203)	(1,661)	(542)
Net cash provided (used) by operating activities	$(4,918)	$46,008	$(50,926)

For the nine months ended September 30, 2011, net cash from operating activities decreased $50,926,000 compared to the same period in 2010.  The primary reasons for the decrease in operating cash flows are an increase in cash used by inventory of $41,794,000, prepaid and income taxes, net of $12,473,000 and in other assets of $1,772,000.  These decreases in cash flows were offset by an increase in cash from net income of $5,469,000.  These changes in operating cash flows reflect increased sales and production activity during the first nine months of 2011 compared to the first nine months of 2010.

Cash Flows from Investing Activities (in thousands):

	Nine Months Ended September 30,		Increase
	2011	2010	(Decrease)
Expenditures for property and equipment	$(29,028)	$(7,625)	$(21,403)
Business acquisition	(3,000)	-	(3,000)
Escrow deposit on business acquisition	(5,000)	-	(5,000)
Proceeds from sale of property and equipment	205	156	49
Net cash used by investing activities	$(36,823)	$(7,469)	$(29,354)

For the nine months ended September 30, 2011, net cash used by investing activities increased $29,354,000 compared to the same period in 2010 primarily due to an increase in cash used for planned capital expenditures of $21,403,000, outlays for a business acquisition during the period in Germany of $3,000,000 and a $5,000,000 escrow deposit made in August, 2011 on the GEFCO and STECO acquisition finalized in October, 2011.  In 2010, the Company made efforts to reduce capital expenditures below normal levels due to economic uncertainties in the markets in which it operates.

Capital expenditures for 2011 are forecasted to total $30,160,000. The Company expects to finance these expenditures using currently available cash balances, internally generated funds and available credit under the Company’s credit facility. Capital expenditures are generally for machinery, equipment and facilities used by the Company in the production of its various products.

Cash Flows from Financing Activities (in thousands):

	Nine Months Ended September 30,		Increase
	2011	2010	(Decrease)
Proceeds from exercise of stock options	$518	$1,011	$(493)
Other, net	(16)	397	(413)
Net cash provided by financing activities	$502	$1,408	$(906)

Cash provided by financing activities decreased $906,000 in the first nine months of 2011 compared to the same period in 2010.

Financial Condition
The Company’s current assets increased to $472,119,000 at September 30, 2011 from $447,821,000 at December 31, 2010, an increase of $24,298,000, or 5.4%.  The increase is primarily attributable to an increase in inventories of $37,472,000 combined with an increase in trade receivables of $20,753,000. The increase in inventories is due to increased manufacturing activity in response to increased sales volumes and a $10,250,000 increase in inventories at Astec Australia to better serve its growing customer base.  The increase in trade receivables is due primarily to an increase in sales volume in the third quarter of 2011 as compared to the fourth quarter of 2010 and an increase in the number of day’s sales in receivables from 38.5 at December 31, 2010 to 43.4 at September 30, 2011. These increases were offset by decreases in cash and cash equivalents of $42,860,000.

The Company’s current liabilities increased to $137,576,000 at September 30, 2011 from $130,426,000 at December 31, 2010, an increase of $7,150,000, or 5.5%.  The increase is primarily attributable to increases in accounts payable of $1,078,000, accrued warranties of $1,188,000 and customer deposits of $2,748,000.  Accounts payable increased in the third quarter of 2011 due primarily to increased purchases of inventory related to additional sales volumes.  Accrued warranties increased due primarily to increases in sales volumes.  Customer deposits increased during the third quarter of 2011 primarily due to increased order backlogs compared to the fourth quarter of 2010.

Market Risk and Risk Management Policies
We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2010.

Off-balance Sheet Arrangements
As of September 30, 2011, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Seasonality
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the three and nine month periods ended September 30, 2011 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.  Based upon historical results of the past several years, 75% to 80% of the Company’s annual revenues typically occur during the first nine months of the year.

Contractual Obligations
During the three months ended September 30, 2011, there were no substantial changes in our commitments or contractual liabilities.

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

Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In 2009, the Company’s subsidiary Johnson Crushers International, Inc. became subject to an enforcement action brought by the U.S. Environmental Protection Agency and the Oregon Department of Environmental Quality related to an alleged failure of the entity to comply with federal and state air permitting regulations. Based on an agreement between the parties in October, 2011, the Company agreed to pay $175,000 related to the enforcement actions, and the Company has made an appropriate accrual relating to the payment on its books as of September 30, 2011.

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

Item 5.  Other Information
As previously disclosed in a Form 8-K filed with the SEC on May 2, 2011, at the Company’s 2011 Annual Meeting of Shareholders held on April 28, 2011, the Company’s shareholders approved, on a non-binding advisory basis, to hold the non-binding advisory shareholder vote on the compensation of the Company’s executive officers on an annual basis. In light of these results, the Company’s Board of Directors has determined that the Company will hold a non-binding advisory vote on the compensation of the Company’s executive officers every year until the next shareholder advisory vote on this matter.

Item 6.  Exhibits

Exhibit No.		Description
3.1		Amended and Restated Charter of Astec Industries, Inc., as amended on September 12, 1988, June 8, 1989 and January 15, 1999.
10.1		Second Amendment to Appendix A of the Astec Industries, Inc. Supplemental Executive Retirement Plan, dated July 28, 2011.
10.2		Asset Purchase Agreement, dated August 4, 2011, between Astec Industries, Inc. and Blue Tee Corp.
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

Items 2, 3 and 4 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTEC INDUSTRIES, INC. (Registrant)

Date: November 9, 2011	/s/ J. Don Brock
J. Don Brock Chairman of the Board and President (Principal Executive Officer)

Date: November 9, 2011	/s/ David C. Silvious
David C. Silvious Chief Financial Officer, Vice President, and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index
3.1	Amended and Restated Charter of Astec Industries, Inc., as amended on September 12, 1988, June 8, 1989 and January 15, 1999.
10.1	Second Amendment to Appendix A of the Astec Industries, Inc. Supplemental Executive Retirement Plan dated July 28, 2011.
10.2	Asset Purchase Agreement, dated August 4, 2011, between Astec Industries, Inc. and Blue Tee Corp.
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