Form 10-K
period 2011-12-31
ASTEC INDUSTRIES INC
filed 2012-02-29
CIK 792987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

As of June 30, 2011, the aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant was approximately $737,843,000 based upon the closing sales price as reported on the NASDAQ National Market System.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of February 23, 2012, Common Stock, par value $0.20 - 22,712,609 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the Parts of this Annual Report on Form 10-K indicated:

Document	Form 10-K
Proxy Statement relating to Annual Meeting of Shareholders to be held on May 3, 2012	Part III

ASTEC INDUSTRIES, INC.
2011 FORM 10-K ANNUAL REPORT

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
• ability to enter into new credit facility and the terms thereof;
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
• taxes or usage fees;
• interest rates;
• integration of acquisitions;
• industry trends;
• pricing, demand and availability of oil and liquid asphalt;
• pricing, demand and availability of steel;
• development of domestic oil and natural gas production;
• condition of the economy;
• strength of the dollar relative to foreign currencies;
• the success of new product lines;
• presence in the international marketplace;
• suitability of our current facilities;
• future payment of dividends;
• competition in our business segments;
• product liability and other claims;
• protection of proprietary technology;
• demand for products;
• future filling of backlogs;
• employees;
• the seasonality of our business;
• tax assets and reserves for uncertain tax positions;
• critical accounting policies and the impact of accounting changes;
• our backlog;
• ability to satisfy contingencies;
• contributions to retirement plans and plan expenses;
• reserve levels for self-insured insurance plans and product warranties;
• construction of new manufacturing facilities;
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

PART I

Item 1.  Business

General

Astec Industries, Inc. (the "Company") is a Tennessee corporation which was incorporated in 1972.  The Company designs, engineers, manufactures and markets equipment and components used primarily in road building, utility and related construction activities as well as other products discussed below.  The Company's products are used in each phase of road building, from quarrying and crushing the aggregate to application of the road surface. The Company also manufactures certain equipment and components unrelated to road construction, including trenching, auger boring, directional drilling, gas and oil drilling rigs,  water well and geothermal drilling rigs, industrial heat transfer equipment, whole-tree pulpwood chippers, horizontal grinders and blower trucks.  The Company also manufactures a line of multiple use plants for cement treated base, roller compacted concrete and ready-mix concrete.  The Company is developing and marketing pelletizing equipment used to compress wood and other products into dense pellets for the renewable energy market among other applications.  The Company's subsidiaries hold 97 United States patents and 38 foreign patents with 63 patent applications pending and have been responsible for many technological and engineering innovations in the industry.  The Company's products are marketed both domestically and internationally.  In addition to equipment sales, the Company manufactures and sells replacement parts for equipment in each of its product lines and replacement parts for some competitors' equipment.  The distribution and sale of replacement parts is an integral part of the Company's business.

The Company's sixteen manufacturing subsidiaries are: (i) Breaker Technology Ltd/Inc., which designs, engineers, manufactures and markets rock breaking systems in addition to processing equipment and utility vehicles for the mining and quarrying industries; (ii) Johnson Crushers International, Inc., which designs, engineers, manufactures and markets portable and stationary aggregate and ore processing equipment; (iii) Kolberg-Pioneer, Inc., which designs, engineers, manufactures and markets aggregate processing equipment for the crushed stone, gravel, manufactured sand, recycle, top soil and remediation markets; (iv) Osborn Engineered Products SA (Pty) Ltd, which designs, engineers, manufactures and markets a complete line of bulk material handling and minerals processing plant and equipment used in the aggregate, mineral mining, metallic mining and recycling industries; (v) Astec Mobile Screens, Inc. which designs, engineers, manufactures and markets mobile screening plants, portable and stationary structures and vibrating screens for the aggregate, recycle and material processing industries; (vi) Telsmith, Inc., which designs, engineers, manufactures and markets aggregate processing and mining equipment for the production and classification of sand, gravel, crushed stone and minerals used in road construction and other applications; (vii) Astec, Inc., which designs, engineers, manufactures and markets hot-mix asphalt plants, concrete mixing plants and related components of each; (viii) CEI Enterprises, Inc., which designs, engineers, manufactures and markets thermal fluid heaters, storage tanks, hot-mix asphalt plants, rubberized asphalt and polymer blending systems; (ix) Heatec, Inc., which designs, engineers, manufactures and markets thermal fluid heaters, process heaters, waste heat recovery equipment, liquid storage systems and polymer and rubber blending systems; (x) American Augers, Inc., which designs, engineers, manufactures and markets large horizontal, directional drills, oil and gas drilling rigs, auger boring machines and the down-hole tooling to support these units; (xi) Astec Underground, Inc., formerly Trencor, Inc., which designs, engineers, manufactures and markets heavy-duty Trencor trenchers and a comprehensive line of Astec utility trenchers, vibratory plows and compact horizontal directional drills; (xii) Carlson Paving Products, Inc., which designs, engineers, manufactures and markets asphalt paver screeds, a commercial paver and a windrow pickup machine; (xiii) Roadtec, Inc., which designs, engineers, manufactures and markets asphalt pavers, material transfer vehicles, milling machines and a line of asphalt reclaiming and soil stabilizing machinery; (xiv) Peterson Pacific Corp., which designs, engineers, manufactures and markets whole-tree pulpwood chippers, horizontal grinders and blower trucks, (xv) GEFCO, Inc., which was acquired in October 2011 and which designs, engineers, manufactures and markets portable drilling rigs and related equipment for the water well, environmental, groundwater monitoring, construction, geothermal, mining and shallow oil and gas exploration and production industries as well as transfer and dump trailers for the solid waste, construction and demolition industries, and (xvi) Astec Mobile Machinery GmbH, which is located in Hameln, Germany, and which began operations in the third quarter of 2011 upon the Company’s acquisition of existing businesses, designs, manufactures and markets asphalt rollers and screeds and a road widener attachment and distributes products produced by other Company subsidiaries.  The Company also has a subsidiary in Australia, Astec Australia Pty Ltd, that markets and installs equipment, services and provides parts in the region for many of the products produced by the Company’s manufacturing companies.  In addition, the Company entered into a joint venture agreement with a Brazilian company in late 2011 with 75% ownership retained by the Company.  The joint venture expects to begin constructing a manufacturing facility during 2012 to supply the South American market with various Company products for the aggregate and mining industries.

The Company's strategy is to be the industry's most cost-efficient producer in each of its product lines while continuing to develop innovative new products and provide first class service for its customers.  Management believes that the Company is the technological innovator in the markets in which it operates and is well positioned to capitalize on the need to rebuild and enhance roadway and utility infrastructure as well as in other areas in which it offers products and services, both in the United States and abroad.

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

Asphalt Group

The Asphalt Group segment is made up of three business units: Astec, Inc. ("Astec"), Heatec, Inc. ("Heatec") and CEI Enterprises, Inc. ("CEI").  These business units design, engineer, manufacture and market a complete line of asphalt plants, concrete mixing plants and related components of each, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other non-related industries.  The company is currently developing a new wood pellet plant and has the goal of becoming the world’s first sole source provider of wood pellet production plants.  Components of the wood pellet plant are expected to be produced by several of the Company’s operating segments.

Products

Astec designs, engineers, manufactures and markets a complete line of portable, stationary and relocatable hot-mix asphalt plants and related components under the ASTEC® trademark as well as a line of concrete mixing plants introduced by Astec in 2009.  An asphalt mixing plant typically consists of heating and storage equipment for liquid asphalt (manufactured by CEI or Heatec); cold feed bins for blending aggregates; a counter-flow continuous type unit (Astec Double Barrel) for drying, heating and mixing; a baghouse composed of air filters and other pollution control devices; hot storage bins or silos for temporary storage of hot-mix asphalt; and a control house.  Astec introduced the concept of high plant portability in 1979.  Its current generation of portable asphalt plants is marketed as the Six PackTM and consists of six or more portable components, which can be disassembled, moved to the construction site and reassembled, thereby reducing relocation expenses.  High plant portability represents an industry innovation developed and successfully marketed by Astec.  Astec's enhanced version of the Six PackTM, known as the Turbo Six PackTM, is a highly portable plant which is especially useful in less populated areas where plants must be moved from job-to-job and can be disassembled and erected without the use of cranes.

Astec developed a Double Barrel Green System (patent pending), which allows the asphalt mix to be prepared and placed at lower temperatures than conventional systems and operates with a substantial reduction in smoke emissions during paving and load-out.  Previous technologies for warm mix production rely on expensive additives, procedures and/or special asphalt cement delivery systems that add significant costs to the cost per ton of mix.  The Company’s new Astec multi-nozzle device eliminates the need for the expensive additives by mixing a small amount of water and asphalt cement together to create microscopic bubbles that reduce the viscosity of the asphalt mix coating on the rock, thereby allowing the mix to be handled and worked at lower temperatures.

The components in Astec's asphalt mixing plants are fully automated and use both microprocessor-based and programmable logic control systems for efficient operation.  The plants are manufactured to meet or exceed federal and state clean air standards.  Astec also builds batch type asphalt plants and has developed specialized asphalt recycling equipment for use with its hot-mix asphalt plants.

Astec’s concrete production equipment is designed to be easy to operate and maintain.  Materials are managed with continuous blending using belt scales and variable frequency conveyor drives.  Shaft-driven mixers with high-torque folding action deliver a uniform concrete mix.  Astec’s tower plants are designed in modular configurations for either dry or wet arrangements.  Modular components such as aggregate bins, screen decks, discharge chutes and mixer decks are all universally matched and provide a new alternative in vertical stationary concrete plants.

Heatec designs, engineers, manufactures and markets a variety of thermal fluid heaters, process heaters, waste heat recovery equipment, liquid storage systems and polymer and rubber blending systems under the HEATEC® trademark.  For the construction industry, Heatec manufactures a complete line of asphalt heating and storage equipment to serve the hot-mix asphalt industry and water heaters for concrete plants.  In addition, Heatec builds a wide variety of industrial heaters to fit a broad range of applications, including heating equipment for marine vessels, roofing material plants, refineries, chemical processing, rubber plants and the agribusiness.  Heatec has the technical staff to custom design heating systems and has systems operating as large as 50,000,000 BTU's per hour. Heatec has recently developed a new portable water heater for the hydraulic fracturing industry.

CEI designs, engineers, manufactures and markets thermal fluid heaters, storage tanks, hot-mix asphalt plants, rubberized asphalt and polymer blending systems under the CEI® trademark.  CEI designs and builds heaters with outputs up to 10,000,000 BTU’s per hour and portable, vertical and stationary storage tanks up to 40,000 gallons in capacity.  CEI’s hot-mix plants are built for domestic and international use and employ parallel and counter flow designs with capacities up to 180 tons per hour.  CEI is a leading supplier of crumb rubber blending plants in the U.S.

Marketing

Astec markets its hot-mix asphalt products both domestically and internationally.  The principal purchasers of asphalt and related equipment are highway contractors.   Asphalt equipment is sold directly to customers through Astec's domestic and international sales departments, although independent agents are also used to market asphalt plants and their components in international markets. The Dillman line of equipment is produced by Astec in its Dillman division facility located in Prairie du Chien, Wisconsin, and is offered to the market as an addition to the Astec product line.

Heatec and CEI equipment is marketed through both direct sales and dealer sales.  Manufacturers' representatives also sell heating products for applications in several industries other than the asphalt industry.

In total, the products of the Asphalt Group segment are marketed by approximately 52 direct sales employees, 19 domestic independent distributors and 44 international independent distributors.

Raw Materials

Raw materials used in the manufacture of products include carbon steel, pipe and various types of alloy steel, which are normally purchased from distributors.  Raw materials for manufacturing are normally readily available.  Most steel is delivered on a "just-in-time" arrangement from the supplier to reduce inventory requirements at the manufacturing facilities, but some steel is bought and occasionally inventoried.

Competition

This industry segment faces strong competition in price, service and product performance and competes with both large publicly-held companies with resources significantly greater than those of the Company and with various smaller manufacturers. Domestic hot-mix asphalt plant competitors include Terex Corporation, Gencor Industries, Inc., ADM and Almix.  In the international market the hot-mix asphalt plant competitors include Ammann, Fayat/Marini, Terex/Cifali, Speco and local manufacturers.  The market for the Company's heat transfer equipment is diverse because of the multiple applications for such equipment.  Competitors for the construction product line of heating equipment include, among others, Gencor Industries, Inc., American Heating, Pearson Heating Systems and Meeker. Competitors for the industrial product line of heating equipment include Signal Thermal, Vapor Power International, NATCO, Fulton and Broach, among others.

Employees

At December 31, 2011, the Asphalt Group segment employed 1,114 individuals, of which 802 were engaged in manufacturing, 142 in engineering and 170 in selling, general and administrative functions.

Backlog

The backlog for the Asphalt Group at December 31, 2011 and 2010 was approximately $115,775,000 and $108,792,000, respectively. Management expects substantially all current backlogs to be filled in 2012.

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

Products

Founded in 1906, Telsmith is the oldest subsidiary of the group.  The primary markets served under the TELSMITH® trade name are the aggregate, metallic mining and recycling industries.

Telsmith’s core products are jaw, cone and impact crushers as well as vibrating feeders, inclined and horizontal screens. Telsmith also provides consulting and engineering services to provide complete “turnkey” processing systems. Both portable and modular plant systems are available in production ranges from 300 tph to 1500 tph.

Recent additions to the Telsmith product line include the 52 TEL TRAX, a track-mounted mobile crushing plant, and the 2238/38 JC portable crushing plant. The 52 TEL TRAX plant completes the family of track-mounted mobile crushing plants, from primary through tertiary crushing. The 2238/38 JC portable crushing plant enables a customer to crush aggregate to size specific product as their needs change from site to site. In addition, a Universal Crusher Control System (UCC), which is a multi-purpose digital crusher controller, was also added to Telsmith’s product line. This system can control and monitor numerous Telsmith crushers at the customer's  site.

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

KPI products include a complete line of primary, secondary, tertiary and quaternary crushers, including jaw, horizontal shaft impactor, vertical shaft impactor and roll crushers.  KPI rock crushers are used by mining, quarrying and sand and gravel producers to crush oversized aggregate to salable size, in addition to their use for recycled concrete and asphalt. Equipment furnished by KPI can be purchased as individual components, as portable plants for flexibility or as completely engineered systems for both portable and stationary applications. Included in the portable area is the highly-portable Fast Pack® System, featuring quick setup and teardown, thereby maximizing production time and minimizing downtime. Also included in the portable line is the fully self-contained and self-propelled Fast Trax® track-mounted jaw and horizontal shaft crushers in six different models, which are ideal for either recycle or hard rock applications, allowing the producer to move the equipment to the material.  KPI is offering a newly expanded Global Trax line of these track-mounted crushers to focus more specifically on the global market and meet the needs for that type of equipment in more countries.

KPI sand classifying and washing equipment is relied upon to clean, separate and re-blend deposits to meet the size specifications for critical applications. KPI products include fine and coarse material washers, log washers, blade mills and sand classifying tanks. KPI is offering additional portable and stationary plants offered to handle the growing needs in specialty sands and fines recovery.  Screening plants are available in both stationary and highly portable models and are complemented by a full line of radial stacking and overland belt conveyors.

KPI conveying equipment is designed to move or store aggregate and other bulk materials in radial cone-shaped or windrow stockpiles. The SuperStacker telescoping conveyor and its Wizard Touch® automated controls are designed to add efficiency and accuracy to whatever the stockpile specifications require. High capacity rail and barge loading/unloading material handling systems are an important part of the product segment.

Recent additions to the KPI-JCI product line include the Fine Recovery 9400 Plant (“Model 9400P”) and the 5054 Impact Crusher.  The  Model 9400P was designed for aggregate producers requiring a mobile fines recovery plant to support their existing operations by reducing the volume of fine material in their settling ponds without the use of flocculants.  The Model 9400P can be configured to be completely self-contained, eliminating the need for external equipment during plant set-up and tear-down.  The 5054 Impact Crusher features the latest and most up-to-date technology in impact crushing as well as a large expansion chamber, resulting in increased productivity and a more consistent product.

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

JCI cone crushers are used primarily in secondary and tertiary crushing applications and are available in both remotely adjusted and manual models. Horizontal screens are low-profile machines for use in portable and stationary applications to separate aggregate materials by sizes. JCI’s incline screens are available for both standard and heavy duty needs and are configured primarily both for portable and stationary applications.  JCI has added a new Cascade line of incline screens to its product offering.  JCI also manufactures the Combo Screen, which integrates an incline feeder with a horizontal discharge section.  The Combo Screen utilizes an oval stroke impulse mechanism and offers increased throughput capacity in scalping applications where removal of fines is desired.

Portable plants combine various configurations of cone crushers, horizontal screens and combo screens, as well as conveyors mounted on tow-away chassis. Due to high transportation costs of construction materials, many producers use portable equipment to produce the material they need close to their job sites. Portable plants allow the aggregate producers to quickly and efficiently move their equipment from one location to another as their job needs necessitate.

Track plants combine various configurations of cone crushers, horizontal screens, incline screens and conveyors, all mounted on track chassis.  These units are fully self-contained and allow operators to produce material within minutes of driving the equipment off their transport trucks.  The introduction of track mounted crushing and screening plants has provided contractors with the means to perform jobs that in the past were not economically feasible.  JCI’s track product line is also a valuable tool to JCI dealers because it allows them to compete in the large track mounted rental market.

AMS designs, engineers, manufactures and markets mobile screening plants, portable and stationary screen structures and vibrating screens designed for the recycle, crushed stone, sand and gravel, industrial and general construction industries. These screening plants include the AMS Vari-Vibe and Duo-Vibe high frequency screens and a new multi-frequency screen. The AMS high frequency screens are used for chip sizing, sand removal and sizing recycled asphalt where conventional screens are not ideally suited.

AMS has refined its mobile screening plant product line with additions to the options list for the tracked products, specifically the FT3620 Fold 'n Go.  The new options include conveyor dust covers, a rinser screen and the ability to track and screen simultaneously.  AMS is also developing retrofits for other alternative throw screens designed specifically for mining markets.  Although the Recycled Asphalt Payment (“RAP”) market was down in 2011, AMS currently has a significant market share in the RAP market and plans to bolster its position in 2012 with the addition of the ProSizer® 4200 and stationary plants custom designed to meet customer's specific needs.  The new ProSizer® 4200 will feature a larger horizontal shaft impactor from KPI that will process not only reclaimed asphalt pavement but also concrete and virgin aggregate, thereby expanding the ProSizer® line into additional markets.  AMS has also developed an industrial sands screen that shares much of the same technology with the high frequency screen, only in a modular design.  The screen is a 5' x 12' screen that can be configured in multiple configurations while being fully sealed to keep dust contained for applications screening below 70 mesh.  Additional size offerings in our Multi-Frequency Screens will also be applied in these specialty markets.  These screens are marketed to industrial sand companies for frac sands, glass sands, silica, salt and other industrial sands.

BTl maintains ISO9001:2008 and 14001:2004 certifications, internationally recognized standards of quality and environmental assurance. BTl designs, engineers, manufactures and markets a complete line of stationary rockbreaker systems for the mining, quarry and recycling industries and is a world leader in the supply of large scale stationary rockbreakers in open pit mining, as well as mid-sized stationary rock breakers for underground applications.

BTl also designs, engineers, manufactures and markets a complete line of four wheel drive articulated production and utility vehicles for underground mining. BTl is a world leader in the supply of mobile production equipment for scaling and rock breaking as well as a major supplier of utility vehicles for underground applications.

In addition to supplying equipment for the mining and quarry industries, BTl also designs, manufactures and markets a complete line of hydraulic breakers, compactors and demolition attachments for the North American construction and demolition markets.

BTl offers an extensive aftermarket sales and service program through a highly qualified and trained dealer network.

Recent or planned additions to the BTI product line include the TRX Stationary Rockbreaking System, the RMS 18 Hammer Scaler on LP15ARW Carrier and a new Hydraulic Wheel Drive Base Carrier.  The TRX Stationary Rockbreaking System, which consist of extra-large stationary rockbreakers,  are in the final stages of development.  These systems will be the largest systems in the world designed to work on new vibratory crusher installations in strip mining applications.  Three models are planned that offer 48 foot, 54 foot or 58 foot reach, all capable of carrying BTI’s largest breaker, the BXR160.  The RMS18 Hammer Scaler (previously HS18) on LP15ARW Carrier introduced in 2011 is a new generation, cost effective mobile underground scaling machine which complements the existing BTI scaler product line and better competes with less expensive  units in smaller heading and less demanding applications.  The Hydraulic Wheel Drive Base Carrier has been developed, built and is currently in the testing phase prior to its planned introduction to the rental market in early 2012.  This carrier is a hydraulic wheel drive base carrier for underground mobile mining applications and offers a cost effective power train and allows for improved vehicle speeds on grades by providing more consistent power to the wheels over a wide range of vehicle speeds.

Osborn maintains ISO:9000; 14000 and 18000 certifications for quality assurance and designs, engineers, manufactures and markets a complete line of bulk material handling and minerals processing equipment. This equipment is used in the aggregate, mining, metallurgical and recycling industries. Osborn has been a licensee of Telsmith's technology for over 60 years. In addition to Telsmith, Osborn also manufactures under license of American Pulverizer (USA) and Mogensen (UK) and has an in-house brand, Hadfields. Osborn also offers the following equipment: double-toggle jaw crushers; rotary breakers; mineral sizers; roll crushers; rolling ring crushers; mills; out-of-balance or exciter-driven screens and feeders; portable, track-mounted or modular crushing and screening plants; and a full range of idlers.

Osborn has recently added a number of new products to its product offerings, including a 300 HP Gyratory Crusher for secondary applications, a range of Mineral Sizers, a new range of Double Roll Crushers, and numerous modernizations and updates to its existing product lines.

Marketing

Aggregate processing and mining equipment is marketed by approximately 98 direct sales employees, 132 domestic independent distributors and 120 international independent distributors.  The principal purchasers of aggregate processing equipment include highway and heavy equipment contractors, open mine operators, quarry operators and foreign and domestic governmental agencies.

Raw Materials

Raw materials used in the manufacture of products include carbon steel and various types of alloy steel, which are normally purchased from distributors.  Raw materials for manufacturing are normally readily available.  BTI purchases hydraulic breakers under a purchasing arrangement with a South Korean supplier.  The South Korean supplier has sufficient capacity to meet the Company's anticipated demand; however, alternative suppliers exist for these components should any supply disruptions occur.

Competition

The Aggregate and Mining Group faces strong competition in price, service and product performance.  Aggregate and Mining equipment competitors include Metso, Cedarapids, Powerscreen and Finlay, subsidiaries of Terex Corporation, Deister, F. L. Smith, McLanahan, Sandvik, Eagle Iron Works, and other smaller manufacturers, both domestic and international.

Employees

At December 31, 2011, the Aggregate and Mining Group segment employed 1,477 individuals, of which 1,043 were engaged in manufacturing, 126 in engineering and engineering support functions and 308 in selling, general and administrative functions.

Telsmith has a labor agreement covering approximately 174 manufacturing employees which expires on September 17, 2013.  None of Telsmith's other employees are covered by a collective bargaining agreement. Approximately 123 of Osborn's manufacturing employees are members of two national labor unions with agreements that expire on June 30, 2014.

Backlog

At December 31, 2011 and 2010, the backlog for the Aggregate and Mining Group was approximately $98,262,000 and $81,958,000, respectively.  Management expects all current backlogs to be filled in 2012.

Mobile Asphalt Paving Group

The Mobile Asphalt Paving Group is comprised of Roadtec, Inc. ("Roadtec"), Carlson Paving Products, Inc. ("Carlson") and Astec Mobile Machinery GmbH (“Astec Mobile Machinery”), which began operations in the third quarter of 2011 in Hameln, Germany.  Roadtec designs, engineers, manufactures and markets asphalt pavers, material transfer vehicles, milling machines and a line of asphalt reclaiming and soil stabilizing machinery.  Carlson designs, engineers and manufactures asphalt paver screeds that attach to the asphalt paver to control the width and depth of the asphalt as it is applied to the roadbed.  Carlson also manufactures Windrow pickup machines which transfer hot mix asphalt from the road bed into the paver's hopper and a heavy duty commercial class 8 ft. asphalt paver designed for parking lots, residential and other secondary roads. Astec Mobile Machinery designs, manufactures and markets asphalt rollers and screeds primarily for road construction markets outside the United States, as well as dirt and asphalt compaction equipment.

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

Asphalt pavers are used in the application of hot-mix asphalt to the road surface.  Roadtec pavers have been designed to minimize maintenance costs while exceeding road surface smoothness requirements.  Roadtec also manufactures a paver model designed for use with the material transfer vehicle described in the above paragraph. This paver model is designed to carry and spray tack coat directly in front of the hot mix asphalt in a single process.

Roadtec manufactures milling machines designed to remove old asphalt from the road surface before new asphalt mix is applied.  Roadtec's milling machine lines, for larger jobs, are manufactured with a simplified control system, wide conveyors, direct drives and a wide range of horsepower and cutting capabilities to provide versatility in product application.  In addition to its larger half-lane and up highway class milling machines, Roadtec also manufactures a smaller, utility class machine for 2 ft. to 4ft. cutting widths. In addition, two new models of cold planers will be introduced in 2012: a dedicated one meter (40”) cutting width machine and a smaller 12” to 24” utility class cold plane, both mounted on wheels.

Roadtec will produce 2 soil stabilizers in 2012 at configurations of 440HP and 755HP.  These machines double as asphalt reclaiming machines for road rehabilitations in addition to their primary roll of soil stabilizing sub-grades with additives to provide an improved base on which to pave.  Other sizes and models are being developed for production beginning in 2013.

Carlson's patented screeds are part of the asphalt paving machine that places asphalt on the roadbed at a desired thickness and width, while smoothing and compacting the surface.  Carlson screeds can be configured to fit many types of asphalt paving machines.  A Carlson screed uses a hydraulic powered generator to electrify elements that heat a screed plate so that asphalt will not stick to it while paving.  A generator is also available to power tools or lights for night paving.  Carlson offers options which allow extended paving widths and the addition of a curb on the road edge.  Carlson’s CP 90 commercial class 8 ft. paver fills the void between competitors commercial pavers, which tend to be lighter and less robust machines and Roadtec’s highway class paver line.

Marketing

The Mobile Asphalt Paving Group equipment is marketed both domestically and internationally to highway and heavy equipment contractors, utility contractors and foreign and domestic governmental agencies. Mobile construction equipment and factory authorized machine rebuild services are marketed both directly and through dealers.  This segment employs 39 direct sales staff, 73 domestic independent distributors and 17 international independent distributors.

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

Employees

At December 31, 2011, the Mobile Asphalt Paving Group segment employed 527 individuals, of which 354 were engaged in manufacturing, 45 in engineering and engineering support functions and 128 in selling, general and administrative functions.  Included in the total is 11 employees of Astec Mobile Machinery GmbH.

Backlog

The backlog for the Mobile Asphalt Paving Group segment at December 31, 2011 and 2010 was approximately $6,149,000 and $15,109,000, respectively. Management expects all current backlogs to be filled in 2012. This segment typically operates with a smaller backlog in relation to sales than the Company’s other segments as many customers expect immediate delivery due to the types of products being sold and the lead times typically available on competitors’ equipment sold through dealers.

Underground Group

The Underground Group consists of three manufacturing companies, Astec Underground, Inc. ("Astec Underground"), previously named Trencor, Inc., American Augers, Inc. ("American Augers") and GEFCO, Inc. (“GEFCO”) beginning in October 2011.  These business units design, engineer and manufacture a complete line of underground construction equipment and accessories as well as an assortment of auger boring machines and drilling rigs for the oil and gas, geothermal and water well industries.  Astec Underground produces heavy-duty Trencor trenchers and the Astec line of utility trenchers, vibratory plows, compact horizontal directional drills, high pressure diesel powered pump trailers used for fracking and cleaning oil and gas wells.  In February 2012, Astec Underground sold its product line of utility trenchers and vibratory plows.  Astec Underground also serves as a manufacturing center for products sold by several other Astec companies.  American Augers manufactures maxi drills and auger boring machines, as well as the down-hole tooling to support these units for the underground construction market.  American Augers also manufactures large vertical drills for the oil and natural gas industry. GEFCO manufactures a complete line of water well drills, oil and gas drilling rigs, Steco material handling trailers and King Oil tools, as well as vertical drills for geothermal applications.

Products

Astec Underground produces 8 heavy duty trencher models, 14 utility trencher models and 5 compact horizontal directional drills; however the utility trencher product line  was sold in February 2012.  American Augers manufactures 23 models of trenchless equipment.  In addition to these product models, each of Astec Underground and American Augers produces numerous attachments and tools for the equipment.

Astec branded products include trenchers and vibratory plows from 13 to 250 horsepower, as well as horizontal directional drill (HDD) models with pullback ratings from 6,000 to 100,000 pounds.  These are sold and serviced through a network of 56 dealers that operate 100 locations worldwide.

Trencor® heavy-duty trenchers are among the most powerful in the world.  They have the ability to cut a trench thirty-five feet deep and eight feet wide through solid rock in a single pass.  Utilizing a unique mechanical power train, Trencor machines are used to trench pipelines, lay fiber optic cable, cut irrigation ditches and insert highway drainage materials, among other uses.  Astec Underground also makes foundation trenchers that are used in areas where drilling and blasting are prohibited.  Astec Underground manufactures a side-cutting rock saw, which permits trenching alongside vertical objects like fences, guardrails and rock walls in mountainous terrain. The rock saw is used for laying water and gas lines, fiber optic cable and constructing highway drainage systems, among other uses.

Four Road Miner® models are available with an attachment that allows them to cut a path up to thirteen and a half feet wide and five feet deep on a single pass.  The Road Miner® has applications in the road construction industry as well as in mining and aggregate processing operations.

Astec Underground’s Surface Miner is a maneuverable 1,650-horsepower miner that can cut through rock ten feet wide and up to twenty-six inches deep in a single pass.  When equipped with a GPS unit and an automatic grade and slope system, the Surface Miner allows road construction contractors to match the exact specifications of a survey plan.

Astec Underground is currently developing a trailer mounted double fluid pumper for use in the hydraulic fracturing and the oil and gas extraction industries.  The unit will come complete with engines, transmissions, gearboxes, application specific cooling packages, displacement tank, plumbing and all related controls.

American Augers designs, engineers, manufactures and markets a wide range of trenchless and vertical drilling equipment.  Today, American Augers is one of the largest manufacturers of auger boring machines in the world, designing and engineering state of the art boring machines, vertical rigs, directional drills and fluid/mud systems used in the underground construction or trenchless market.  The company was the first HDD manufacturer to eliminate chain drive and utilize rack and pinion carriage design, which is now the industry standard.  The company also has one of the broadest product lines in the industry. It serves global customers in the sewer, power, fiber-optic telecommunication, electric, oil and gas and water industries throughout the world.

In 2011 American Augers introduced the DD220T, a mid-size Horizontal Directional Drill and a new P600 Mud Pump.  The DD220T boasts 220,000 pounds thrust/pullback, with best in class 30,000 pounds of rotary torque and an optional foot mounted crane used to assist when handling drill pipe and down-hole tools.   The P600 Mud Pump is designed to pump 400 to 500 gallons per minute, and operate inside a twenty foot Quiet Pack container to substantially reduce noise on the job site.  Additionally, American Augers began delivering the first of its DD-1100RS rapid set up Maxi Rigs in 2011.  This one million pound thrust/pullback rig is designed to provide customers with easy set up and use.  The engines in the DD-1100RS are also designed to work in twenty foot Quiet Pack containers.

GEFCO was formed to purchase the assets of the GEFCO and STECO divisions of Blue Tee Corp. in October 2011.  The GEFCO division, which began operations in 1931, manufactured portable drilling rigs and related equipment for the water well, environmental, groundwater monitoring, construction, mining and shallow oil and gas exploration and production industries. The STECO division, which began operations in the late 1950’s, was a manufacturer of transfer and dump trailers for the solid waste, construction and demolition industries. STECO was a pioneer in the development and production of hydraulic dump trailers. The Company continues to manufacture the George E. Failing, SpeedStar, King Oil Tools and STECO equipment from GEFCOs Enid, Oklahoma facilities.

GEFCO’s EarthPro® Geothermal Drill, introduced in 2009, features a heavy-duty mast with a dual rack and pinion drive system.  Other features distinguishing this drill from its competitors is an automated rod loading system, a tethered two speed ground drive system and dual multi-function joystick controls.  The Earth Pro® offers increased productivity in a drill/trip out application due to its pull up / pull down capacity, three speed drive motors, and the ability to be operated by one person versus the usual three person operation.

Marketing

Astec Underground distributes its Trencor® brand using a combination of direct sales to the end user both domestically and internationally as well as through selected foreign distributors.  Astec Underground markets its utility products domestically through a network of outside dealers.  American Augers and GEFCO primarily market their products domestically and internationally direct to the end users utilizing a combination of company salesmen and independent sales agents.  This segment employs a total of 48 direct sales staff, 41 domestic independent distributors and 48 international independent distributors.

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

Competition

The Underground Group segment faces strong competition in price, service and product performance and competes with both large publically held companies with resources significantly greater than those of the Company and with various smaller manufacturers.  Competition for trenching, excavating, vertical and directional drilling, water well drilling rigs and fluid/mud equipment include Charles Machine Works (Ditch Witch), Vermeer, Atlas/Copco, Schramm, Versa Drill and other smaller manufacturers.  Competition for the auger boring and vertical and directional drilling and fluid/mud equipment includes Charles Machine Works (Ditch Witch), Vermeer, Atlas-Copco, Schramm, Prime Drilling GmbH, The Robins Company, Herrenknecht, AG and other smaller custom manufacturers.

Employees

At December 31, 2011, the Underground Group segment employed 517 individuals, of which 390 were engaged in manufacturing, 42 in engineering and 85 in selling, general and administrative functions.  Included in the totals are 190 employees of GEFCO.  GEFCO had a collective bargaining agreement in place for approximately 65 manufacturing employees prior to the Company acquiring the business on October 1, 2011 and a similar agreement between GEFCO, Inc. and the employees’ union is expected to be completed in the near future.

Backlog

The backlog for the Underground Group segment at December 31, 2011 and 2010 was approximately $32,322,000 and $21,356,000, respectively.  The amount for 2010 has been adjusted to include the GEFCO backlog for presentation purposes.  Management expects all current backlogs to be filled in 2012.

Other Business Units

This category consists of the Company's business units that do not meet the requirements for separate disclosure as an operating segment.  At December 31, 2011, these other operating units included  Peterson Pacific Corp. (“Peterson”), Astec Australia Pty Ltd (“Astec Australia”), Astec Insurance Company and Astec Industries, Inc., the parent company.  Peterson designs, engineers, manufactures and distributes whole-tree pulpwood chippers, biomass chippers, horizontal grinders and blower trucks.  Astec Australia was formed in October 2008 and is the sole distributor of many of the company’s product lines in Australia and New Zealand.  Astec Australia sells, installs, services and provides parts support for many of the products produced by the Company’s manufacturing companies. Astec Insurance Company is a captive insurance company.

Products

The primary markets served by Peterson are the wood grinding, chipping and blower truck markets. Peterson produces 3 models of whole-tree pulpwood chippers ranging from 765 to 1200 horsepower, 2 flail delimbers, 2 drum chipper models, 9 horizontal grinder models, 2 blower truck models and 2 self contained blower trailers.  A deck screen model is produced for Peterson by JCI.  The horizontal grinders range from 475 to 1200 HP.

Peterson introduced the high capacity 7900 Disc Chipper and 6830 Flail Delimber in 2011 for the southern hemisphere hardwood chipping market.  A new 4800F Delimber was also introduced during 2011.

Since its inception, Astec Australia has marketed relocatable and portable asphalt plants and components produced by Astec, Heatec and CEI, asphalt paving equipment and components produced by Roadtec and Carlson, and trenching equipment produced by Astec Underground.  In 2009, Astec Australia added equipment manufactured by the Company’s Aggregate & Mining Group to its product offerings.  In addition to selling equipment, Astec Australia also installs, services and provides spare parts support for the equipment it sells and for other equipment its customers carry in their fleets.

Marketing

Peterson markets its machines and spare parts both domestically and internationally in the wood grinding, chipping and blower truck industries.  The disc chippers and debarkers primarily serve the pulp and paper industry.  The drum chippers primarily serve the biomass energy market.  The grinders serve the compost, mulch, biomass energy and construction and demolition recycling markets.  Blower trucks and trailers are used primarily in landscape and erosion control markets.  Domestic sales are accomplished through a combination of 19 independent distributors and 8 direct sales and support personnel.  The international market is served with 10 independent distributors plus direct sales to customers in some countries.  The principal customers of Peterson products are independent contractors who supply the markets listed above.  Municipal governments also purchase waste grinders.

Astec Australia continues to enjoy strong partnerships with key large corporate customers but has expanded its customer base by actively marketing products and services to a broader range of customers.  Astec Australia plans to focus on growing its existing business operations by identifying areas of competitive advantage.  Management believes that these opportunities will provide additional exposure to infrastructure development as well as in the aggregate and mining sectors.  The gradual addition of other Company product lines will allow Astec Australia to access market segments not previously serviced.  Management believes that Astec Australia has the organizational structure (sales professionals, construction personnel, service technicians and administrative personnel) and operating systems – which are well established – that will allow the business to continue to grow and expand the number of business locations, sales volume, product offerings and geographical dispersion of equipment sold.  Australia and New Zealand are expected to remain the company’s key markets; however, the company also plans to pursue opportunities in other areas of the Pacific Rim and in Southeast Asia.  Astec Australia opened a new office in Western Australia in 2011, which gives the company representation on both the east and west coasts of Australia and improved access to Australia’s mining sector, a market that has not been heavily served by the company previously.

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

Employees

At December 31, 2011, the Other Business Units segment employed 250 individuals, of which 171 were employed by Peterson and 36 were employed by Astec Australia.  Peterson has 91 employees engaged in manufacturing, 26 in engineering and 54 in selling and general and administrative functions.  Astec Australia has 17 employees engaged in service and installation work and 19 in selling and general and administrative functions.  The remaining 43 employees are engaged in selling and general and administrative functions at the parent company.

Backlog

The backlog for the Other Business Units segment, all of which is attributable to Peterson and Astec Australia, at December 31, 2011 and 2010 was approximately $27,090,000 and $5,925,000, respectively.  Management expects all current backlogs to be filled in 2012.

Common to All Operating Segments

Although the Company has four reportable business segments, the following information applies to all operating segments of the Company.

Raw Materials

Steel is a major component in the Company’s equipment.  Moderate steel price increases, driven primarily by scrap price increases, occurred during the fourth quarter of 2011 and have continued during early 2012.  Steel demand appears to be relatively strong, and management expects this trend to continue through the second quarter of 2012.  It is uncertain, however, if these trends will continue throughout the balance of 2012. The Company continues to utilize forward looking contracts coupled with advanced steel purchases to minimize the impact of the price increases.  The Company will review the trends in steel prices as we progress toward the second half of 2012 and establish future contract pricing accordingly.

Government Regulations

The Company is subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States and other countries.  The Environmental Protection Agency, the Occupational Safety & Health Administration, other federal agencies and certain state agencies have the authority to promulgate regulations that have an effect on the Company’s operations.  Many of these federal and state agencies may seek fines and penalties for violations of these laws and regulations.  The Company has been able to operate under these laws and regulations without any materially adverse effect on its business.

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

Employees

At December 31, 2011, the Company and its subsidiaries employed 3,885 individuals, of which 2,697 were engaged in manufacturing, 381 in engineering, including support staff, and 807 in selling, administrative and management functions.

Other than the Telsmith and Osborn labor agreements described under the Employee subsection of the Aggregate and Mining Group and the GEFCO labor agreement currently being negotiated described under the Employee subsection of the Underground Group, there are no other collective bargaining agreements applicable to the Company.  The Company considers its employee relations to be good.

Manufacturing

The Company manufactures many of the component parts and related equipment for its products, while several large components of its products are purchased "ready-for-use".  Such items include engines, axles, tires and hydraulics.  In many cases, the Company designs, engineers and manufactures custom component parts and equipment to meet the particular needs of individual customers.  Manufacturing operations during 2011 took place at 20 separate locations.  The Company's manufacturing operations consist primarily of fabricating steel components and the assembly and testing of its products to ensure that the Company achieves quality control standards.

Seminars and Technical Bulletins

The Company periodically conducts technical and service seminars, which are primarily for dealer representatives, contractors, owners, employees and other users of equipment manufactured by the Company.  In 2011, approximately 475 representatives of contractors and owners of hot-mix asphalt plants attended seminars held by the Company in Chattanooga, Tennessee.  These seminars, which are taught by Company management and employees, along with select outside speakers and discussion leaders, cover a range of subjects including, but not limited to, technological innovations in the hot-mix asphalt, aggregate processing, paving, milling and recycling markets.

The Company also sponsors executive seminars for the management of the customers of Astec, Heatec, CEI and Roadtec.  Primarily, members of the Company's management conduct the various seminars, but outside speakers and discussion leaders are also utilized.

During 2011, service training seminars were also held at the Roadtec facility for approximately 405 customer representatives, and an additional four remote seminars were conducted at other locations throughout the country.  Telsmith conducted 3 technical seminars for approximately 79 customer and dealer representatives during 2011 at its facility in Mequon, Wisconsin.  Osborn conducted 3 seminars for customers at which 79 customer personnel attended.  KPI, JCI and AMS jointly conduct an annual dealer event called NDC (National Dealers Conference). The event offers the entire dealer network a preview of future products, marketing and promotional programs to help dealers operate successful businesses. In addition to this event, the companies also provide factory customer and dealer training and on-site local, regional and national sales training programs throughout the year.

Astec Underground hosted field product training at two dealer locations in the Middle East during 2011, where approximately 35 people received technical and operational training.

In addition to seminars, the Company publishes a number of technical bulletins and information bulletins detailing various technological and business issues relating to the asphalt industry.

Patents and Trademarks

The Company seeks to obtain patents to protect the novel features of its products.  The Company's subsidiaries hold 97 United States patents and 38 foreign patents.  There are 63 United States and foreign patent applications pending.

The Company and its subsidiaries have approximately 86 trademarks registered in the United States, including logos for American Augers, Astec, Astec Dillman, Astec Underground, Carlson Paving, CEI, GEFCO, Heatec, JCI, Peterson Pacific, Roadtec, Telsmith and Trencor, as well as the names AMERICAN AUGERS, ASTEC, CARLSON, HEATEC, JCI, KOLBERG PIONEER, PETERSON, ROADTEC, TELSMITH and TRENCOR as well as a number of other product names.  The Company also has 52 trademarks registered in foreign countries, including Australia, Brazil, Canada, China, France, Germany, Great Britain, India, Italy, Mexico, South Africa, Thailand, Vietnam and the European Union.  The Company and its subsidiaries have 49 United States and foreign trademark applications pending.

Engineering and Product Development

The Company dedicates substantial resources to engineering and product development. At December 31, 2011, the Company and its subsidiaries had 381 full-time individuals employed in engineering and design capacities.

Seasonality and Backlog

Recent years revenues, adjusted for acquisitions, have been strongest during the first half of the year with the second half of the year consistently being weaker. We expect future operations in the near term to be typical of this historical trend.  Operations during 2009, 2010 and, to a lesser degree, 2011 were significantly impacted by the various economic factors discussed in the MD&A section of this document.

As of December 31, 2011, the Company had a backlog for delivery of products at certain dates in the future of approximately $279,598,000.  At December 31, 2010, the total backlog was approximately $233,140,000.  The amount for 2010 has been adjusted to include the GEFCO backlog for presentation purposes.  The Company's contracts reflected in the backlog are not, by their terms, subject to termination.  Management believes that the Company is in substantial compliance with all manufacturing and delivery timetables.

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

Worldwide economic conditions and the international credit markets have significantly deteriorated in recent years and will possibly remain depressed for the foreseeable future. Continued deterioration of economic conditions and credit markets could adversely impact our earnings as sales of our products are sensitive to general declines in U.S. and foreign economies and the ability of our customers to obtain credit.  In addition, we rely on the capital markets and the banking markets to meet our financial commitments and short-term liquidity needs if internal funds are not available from our operations. Further disruptions in the capital and credit markets, or further deterioration of our creditors' financial condition, could adversely affect the Company's ability to draw on its revolving credit facility.  The Company’s current credit facility expires in May 2012, and the restrictions in the credit markets could make it more difficult or expensive for us to replace our current credit facility, enter into a new credit facility or obtain additional financing.

A decrease or delay in government funding of highway construction and maintenance may cause our revenues and profits to decrease.

Many of our customers depend on government funding of highway construction and maintenance and other infrastructure projects.  Any decrease or delay in government funding of highway construction and maintenance and other infrastructure projects could cause our net sales and profits to decrease.  Federal government funding of infrastructure projects is usually accomplished through bills that establish funding over a multi-year period, such as the Safe, Accountable, Flexible and Efficient Transportation Equity Act - A Legacy for Users (“SAFETEA-LU”), which provided $286.5 billion to fund federal transit projects from 2004 to 2009.  SAFETEA-LU funding expired on September 30, 2009, and federal transportation funding has operated on a number of short-term appropriations since that date. The current legislation funding federal transportation expenditures expires on March 31, 2012.  Congress is continuing to work on a number of proposals to continue funding at various levels.

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

Steel is a major component in the Company’s equipment. Steel prices fluctuate routinely and are expected to increase through the first quarter of 2012. Our reliance on third-party suppliers for steel and other raw materials exposes us to volatility in the prices and availability of these materials. Price increases or a decrease in the availability of these raw materials could increase our operating costs and adversely affect our financial results.

Acquisitions that we have made in the past and future acquisitions involve risks that could adversely affect our future financial results.

We have completed several acquisitions in the past, including the acquisition of the GEFCO and STECO divisions of Blue Tee Corp. and the businesses now operating as Astec Mobile Machinery GmbH in 2011, as well as certain assets and technology of Industrial Mechanical & Integration in 2009.  We may acquire additional businesses in the future.  We may be unable to achieve the benefits expected to be realized from our acquisitions.  In addition, we may incur additional costs and our management's attention may be diverted because of unforeseen expenses, difficulties, complications, delays and other risks inherent in acquiring businesses, including the following:

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

In 2011, international sales represented approximately 41.2% of our total sales as compared to 38.2% in 2010.  We plan to continue our growth efforts in international markets.  In connection with any increase in international sales efforts, we will need to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist.  Any difficulties in expanding our international sales may divert management's attention from our existing operations.  In addition, international revenues are subject to the following risks:

•	fluctuating currency exchange rates, which can reduce the profitability of foreign sales;
•	the burden of complying with a wide variety of foreign laws and regulations;
•	dependence on foreign sales agents;
•	political and economic instability of governments;
•	the imposition of protective legislation such as import or export barriers; and
•	fluctuating strengths or weakness of the dollar, which can impact net sales or the cost of purchased products.

We may be unsuccessful in complying with the financial ratio covenants or other provisions of our amended credit agreement.

As of December 31, 2011, we were in compliance with the financial covenants contained in our Credit Agreement, as amended, with Wells Fargo Bank, N.A..  However, in the future we may be unable to comply with the financial covenants in our credit facility or to obtain waivers with respect to such financial covenants.  If such violations occur, the Company’s creditors could elect to pursue their contractual remedies under the credit facility, including requiring immediate repayment in full of all amounts then outstanding.  As of December 31, 2011, the Company had no outstanding borrowings but did have $12,360,000 of letters of credit outstanding under the credit agreement.  Additional amounts may be borrowed in the future.  The Company’s Osborn and Astec Australia subsidiaries have their own independent loan agreements in place.

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

We manufacture heavy machinery, which is used by our customers at excavation and construction sites and on high-traffic roads.  Any defect in or improper operation of our equipment can result in personal injury and death, and damage to or destruction of property, any of which could cause product liability claims to be filed against us.  The amount and scope of our insurance coverage may not be adequate to cover all losses or liabilities we may incur in the event of a product liability claim.  We may not be able to maintain insurance of the types or at the levels we deem necessary or adequate or at rates we consider reasonable.  Any liabilities not covered by insurance could reduce our profitability or have an adverse effect on our financial condition.

If we are unable to protect our proprietary technology from infringement or if our technology infringes technology owned by others, then the demand for our products may decrease or we may be forced to modify our products, which could increase our costs.

We hold numerous patents covering technology and applications related to many of our products and systems as well as numerous trademarks and trade names registered with the U.S. Patent and Trademark Office and in foreign countries.  Our existing or future patents or trademarks may not adequately protect us against infringements, and pending patent or trademark applications may not result in issued patents or trademarks.  Our patents, registered trademarks and patent applications, if any, may not be upheld if challenged, and competitors may develop similar or superior methods or products outside the protection of our patents.  This could reduce demand for our products and materially decrease our revenues.  If our products are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify the design of our products, change the name of our products or obtain a license for the use of some of the technologies used in our products.  We may be unable to do any of the foregoing in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do so could cause us to incur additional costs or lose revenues.

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

As an innovative leader in the industries in which we operate, we occasionally undertake the engineering, design, manufacturing and construction of equipment systems that are new to the market.  Estimating the cost of such innovative equipment can be difficult and could result in our realization of significantly reduced or negative margins on such projects.

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

Our Articles of Incorporation, Bylaws and Rights Agreement and Tennessee law may inhibit a takeover, which could delay or prevent a transaction in which shareholders might receive a premium over market price for their shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The location, approximate square footage, acreage occupied and principal function and use by the Company’s reporting segments of the properties owned or leased by the Company are set forth below:

Location	Approximate Square Footage	Approximate Acreage	Principal Function (Use by Segment)
Chattanooga, Tennessee	457,600	59	Offices, manufacturing and training center – Astec (Asphalt Group)
Chattanooga, Tennessee	-	53	Storage yard – Astec (Asphalt Group)
Rossville, Georgia	40,500	3	Manufacturing – Astec (Asphalt Group)
Prairie du Chien, WI	91,500	39	Manufacturing – Dillman division of Astec (Asphalt Group)
Chattanooga, Tennessee	109,700	15	Offices and manufacturing – Heatec (Asphalt Group)
Chattanooga, Tennessee	207,000	15	Offices, manufacturing and training center – Roadtec (Mobile Asphalt Paving Group)
Chattanooga, Tennessee	51,200	7	Manufacturing – Roadtec (Mobile Asphalt Paving Group)
Chattanooga, Tennessee	14,100	--	Leased Hanger and Offices – Astec Industries, Inc. (Other Business Units)
Chattanooga, Tennessee	10,000	2	Corporate offices – Astec Industries, Inc. (Other Business Units)
Mequon, Wisconsin	203,000	30	Offices and manufacturing – Telsmith (Aggregate and Mining Group)
Sterling, Illinois	60,000	8	Offices and manufacturing – AMS (Aggregate and Mining Group)
Orlando, Florida	9,000	--	Leased machine repair and service facility – Roadtec (Mobile Asphalt Paving Group)
Loudon, Tennessee	327,000	112	Offices and manufacturing – Astec Underground (Underground Group)

Location	Approximate Square Footage	Approximate Acreage	Principal Function (Use by Segment)
Eugene, Oregon	130,000	8	Offices and manufacturing – JCI (Aggregate and Mining Group)
Albuquerque, New Mexico	115,000	14	Offices and manufacturing – CEI (Asphalt Group) (partially leased to a third party)
Yankton, South Dakota	312,000	50	Offices and manufacturing – KPI (Aggregate and Mining Group)
West Salem, Ohio	212,000	46	Offices and manufacturing – American Augers (Underground Group)
Thornbury, Ontario, Canada	60,500	12	Offices and manufacturing – BTI (Aggregate and Mining Group)
Thornbury, Ontario Canada	7,000	--	Leased warehouse/parts sales office – BTI (Aggregate and Mining Group)
Walkerton, Ontario Canada	4,500	--	Leased light manufacturing and sales office – BTI (Aggregate and Mining Group)
Riverside, California	12,500	--	Leased offices, sales, assembly and warehouse – BTI (Aggregate and Mining Group)
Solon, Ohio	8,900	--	Leased offices, sales, assembly and warehouse – BTI (Aggregate and Mining Group)
Tacoma, Washington	41,000	8	Offices and manufacturing – Carlson (Mobile Asphalt Paving Group)
Cape Town, South Africa	4,600	--	Leased sales office and warehouse – Osborn (Aggregate and Mining Group)
Durban, South Africa	3,800	--	Leased sales office and warehouse – Osborn (Aggregate and Mining Group)
Witbank, South Africa	1,400	--	Leased sales office and warehouse – Osborn (Aggregate and Mining Group)

Location	Approximate Square Footage	Approximate Acreage	Principal Function (Use by Segment)
Johannesburg, South Africa	229,000	18	Offices and manufacturing – Osborn (Aggregate and Mining Group)
Eugene, Oregon	130,000	7	Offices and manufacturing – Peterson Pacific Corp. (Other Business Units)
Enid, Oklahoma	350,000	42	Offices and manufacturing – GEFCO, Inc. (Underground Group)
West Columbia, South Carolina	4,000	--	Leased distribution center – Peterson Pacific Corp. (Other Business Units)
Acacia Ridge, Australia	31,000	5	Offices, warehousing, service, light fabrication and storage yard – Astec Australia Pty Ltd (Other Business Units)
Welshpool, Australia	7,000	--	Leased office, warehouse and storage yard - Astec Australia Pty Ltd (Other Business Unit)
Hameln, Germany	140,652	3	Offices and manufacturing – Asphalt Mobile Machinery GmbH (Mobile Asphalt paving Group)

The properties above are owned by the Company unless they are indicated as being leased.

Management believes each of the Company's facilities provides office or manufacturing space suitable for its current needs.  Additionaly, management considers the terms under which it leases facilities to be reasonable.

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

During 2004 the Company received notice from the Environmental Protection Agency that it may be responsible for a portion of the costs incurred in connection with an environmental cleanup in Illinois.  The discharge of hazardous materials and associated cleanup relate to activities occurring prior to the Company’s acquisition of Barber Greene in 1986.  The Company believes that over 300 other parties have received similar notice.  At this time, the Company is unable to predict whether the EPA will seek to hold the Company liable for a portion of the cleanup costs or the amount of any such liability.

Executive Officers

The name, title, ages and business experience of the executive officers of the Company are listed below.

J. Don Brock, Ph.D., has been President and a Director of the Company since its incorporation in 1972 and assumed the additional position of Chairman of the Board in 1975.  He was the Treasurer of the Company from 1972 until 1994.  From 1969 to 1972, Dr. Brock was President of the Asphalt Division of CMI Corporation.  He earned his Ph.D. degree in mechanical engineering from the Georgia Institute of Technology.  Dr. Brock is the father of Benjamin G. Brock, President of Astec, Inc., and Dr. Brock and Thomas R. Campbell, Group Vice President - Mobile Asphalt Paving and Underground, are first cousins.  He is 73.

David C. Silvious, a Certified Public Accountant, was appointed Vice President, Chief Financial Officer and Treasurer of the Company in August 2011.  He previously served as Corporate Controller of the Company since 2005 and as Corporate Financial Analyst from 1999 to 2005.  Mr. Silvious also serves as Treasurer of each of the Company’s U.S. operating subsidiaries and Vice President of Astec Insurance Company.  Mr. Silvious earned his undergraduate degree in accounting from Tennessee Technological University and his Masters of Business Administration from the University of Tennessee at Chattanooga.  He is 44.

W. Norman Smith was appointed Group Vice President-Asphalt in 1998 and additionally served as President of Astec, Inc. from 1994 until October 2006.  He formerly served as President of Heatec, Inc. from 1977 to 1994.  From 1972 to 1977, Mr. Smith was a Regional Sales Manager with the Company.  From 1969 to 1972, Mr. Smith was an engineer with the Asphalt Division of CMI Corporation.  Mr. Smith has also served as a director of the Company since 1982.  He is 72.

Thomas R. Campbell was appointed Group Vice President - Mobile Asphalt Paving & Underground in 2001 and also assumed the role of Managing Director of Astec Mobile Machinery GmbH upon its inception in 2011.  He served as President of Roadtec, Inc. from 1988 to 2004.  He has served as President of Carlson Paving Products and American Augers since 2001 to 2006.  He served as President of Astec Underground, Inc. from 2001 to 2005.  From 1981 to 1988, he served as Operations Manager of Roadtec.  Mr. Campbell and J. Don Brock, President of the Company, are first cousins.  He is 62.

Richard A. Patek was appointed Group Vice President-Aggregate & Mining Group in 2008.  He has also served as President of Telsmith, Inc. since May 2001.  He served as President of Kolberg-Pioneer, Inc. from 1997 until 2001.  From 1995 to 1997, he served as Director of Materials of Telsmith, Inc.  From 1992 to 1995, Mr. Patek was Director of Materials and Manufacturing of the former Milwaukee plant location.  From 1978 to 1992, he held various manufacturing management positions at Telsmith.  Mr. Patek is a graduate of the Milwaukee School of Engineering.  He is 55.

Joseph P. Vig was appointed Group Vice President of the AggRecon Group in 2008.  He has also served as President of Kolberg-Pioneer, Inc., since 2001.  From 1994 until 2001, he served as Engineering Manager of Kolberg-Pioneer, Inc.  From 1978 to 1993 he was Director of Engineering with Morgen Mfg. Co., and then Engineering Manager of Essick-Mayco in 1993-94.  Mr. Vig has a B.S. degree in civil engineering from the South Dakota School of Mines and Technology and is registered as a Professional Engineer.  He is 62.

F. McKamy Hall, a Certified Public Accountant, became Vice President of Business Development in August 2011 having previously served as the Company’s Chief Financial Officer since 1998 and Vice President and Treasurer since 1997.  He previously served as Corporate Controller of the Company since 1987.  Mr. Hall also previously served as Treasurer of each of the Company’s subsidiary companies and Vice President of Astec Insurance Company.  Mr. Hall has an undergraduate degree in accounting and a Master of Business Administration degree from the University of Tennessee at Chattanooga.  He is 69.

Stephen C. Anderson was appointed Vice President of Administration in August 2011, Secretary of the Company in January 2007 and assumed the role of Director of Investor Relations in January 2003. Mr. Anderson also serves as the Company’s compliance officer and manages the corporate information technology and aviation departments.  He has also been President of Astec Insurance Company since January 2007.  He was Vice President of Astec Financial Services, Inc. from 1999 to 2002.  Prior to this Mr. Anderson spent a combined fourteen years in Commercial Banking with AmSouth and SunTrust Banks. He has a B.S. degree in Business Management and a MBA from the University of Tennessee at Chattanooga and is a graduate of the Stonier Graduate School of Banking. He is 48.

Robin A. Leffew was appointed Corporate Controller in August 2011 and also serves as Secretary of Astec Insurance Company.  She previously served as the Company’s Director of Internal Audit since 2005 and Controller of Astec, Inc. from 1990 to 2005.  Prior to 1990, she served as Corporate Financial Analyst for the Company since 1987.  Mrs. Leffew earned her degree in Finance from Tennessee Technological University.  She is 50.

Richard J. Dorris was appointed President of Heatec, Inc. in 2004.  From 1999 to 2004 he held the positions of National Accounts Manager, Project Manager and Director of Projects for Astec, Inc.  Prior to joining Astec, Inc. he was President of Esstee Manufacturing Company from 1990 to 1999 and was Sales Engineer from 1984 to 1990.  Mr. Dorris has a B.S. degree in mechanical engineering from the University of Tennessee.  He is 51.

Frank D. Cargould was appointed President of Breaker Technology Ltd and Breaker Technology, Inc. in 1999.  The Breaker Technology companies were formed in 1999 when the Company purchased substantially all of the assets of Teledyne Specialty Equipment's Construction and Mining business unit from Allegheny Teledyne Inc.  From 1994 to 1999, he was Director of Sales - East for Teledyne CM Products, Inc.  He is 69.

Jeffery J. Elliott was appointed President of Johnson Crushers, Inc. in 2001.  From 1999 to 2001, he served as Senior Vice President for Cedarapids, Inc., (a Terex company), and from 1996 to 1999, he served as Vice President of the Crushing and Screening Group.  From 1978 to 1996, he held various domestic and international sales and marketing positions with Cedarapids, Inc.  He is 58.

Timothy Gonigam was appointed President of Astec Mobile Screens, Inc., in 2000.  From 1995 to 2000, Mr. Gonigam held the position of Sales Manager of Astec Mobile Screens, Inc.  He is 49.

Tom Kruger was appointed Managing Director of Osborn Engineered Products SA (Pty) Ltd in 2005.  For the previous five years, Mr. Kruger was employed as Operations Director of Macsteel Tube and Pipe (Pty) Ltd, a manufacturer of carbon steel tubing in Johannesburg, South Africa.  He served as Sales and Marketing Director of Macsteel prior to becoming Operations Director. From 1993 to 1998, Mr. Kruger was employed by Barloworld Ltd as Operations Director and Regional Managing Director responsible for a trading organization in steel, tube and water conveyance systems. Prior to that, he held the position of Works Director.  He is 54.

Jeffrey L. Richmond, Sr. was appointed President of Roadtec, Inc. in 2004.  From 1996 until 2004, he held the positions of Sales Manager, Vice President of Sales and Marketing and Vice President/General Manager of Roadtec, Inc.  He is 56.

Joe K. Cline was appointed President of Astec Underground, Inc. in 2008.  Previously he held numerous manufacturing positions with the Company since 1982 including the Company’s Corporate Manufacturing Manager/Safety Champion beginning in 2007 and Manufacturing Manager for Mobile Asphalt & Underground Groups from 2003 to mid 2007. He is 55.

Michael A. Bremmer was appointed President of CEI Enterprises, Inc. in 2006.  From 2003 until 2006, he held the position of Vice President and General Manager of CEI Enterprises, Inc.  From 2001 until 2003, he held the position of Director of Engineering of CEI Enterprises, Inc.  He is 56.

Benjamin G. Brock was appointed President of Astec, Inc. in 2006.  From 2003 until 2006 he held the position of Vice President - Sales of Astec, Inc. and Vice President/General Manager of CEI Enterprises, Inc. from 1997 until 2002.  Mr. Brock's career with Astec began as a salesman in 1993.  Mr. Brock has a B.S. in Economics with a minor in Marketing from Clemson University.  Mr. Brock is the son of J. Don Brock, President of the Company.  He is 41.

James F. Pfeiffer was appointed President of American Augers, Inc. in 2007 after previously serving as its Vice President and General Manager in 2005 and 2006.  Prior to joining Astec, Mr. Pfeiffer was Vice President and General Manager of Daedong USA in 2004 and Vice President of Marketing for Blount, Inc. from 2002 to 2004. Previously he held numerous positions with Charles Machine Works over a nineteen year period.  Mr. Pfeiffer holds a bachelors degree in Agriculture from Oklahoma State University.  Mr. Pfeiffer is 54.

Chris Colwell was appointed President of Carlson Paving Products in May 2011.  Prior to joining Astec, Mr. Colwell held the position of Regional Operations Manager for Alta Equipment Company from 2010 to 2011.  From 2008 to 2010 he served as Vice President-Asphalt Division for Wolverine Tractor and Equipment Company.  From 1999 to 2008 Mr. Colwell served as President of Colwell Equipment Company Incorporated where he previously served in various positions since 1985 including General Manager, Director of Management Information Systems, Assistant Controller and Product Support Manager.  Mr. Colwell is 46.

Aaron Harmon was appointed President of GEFCO, Inc. upon its acquisition by the Company in October 2011.  He previously served as President of the GEFCO Division of Blue Tee Corp. since 2005.  Mr. Harmon joined GEFCO in 1995 and has served in several capacities within the organization including V. P. of North American Sales and Operations Manager.  Mr. Harmon holds a Bachelors of Science degree in Business Administration from Phillips University.  Mr. Harmon is 39.

Larry R. Cumming was appointed President of Peterson Pacific Corp. in 2007. He joined the company in 2003 and held the earlier positions of General Manager and Chief Executive Officer of Peterson, Inc. Prior to joining Peterson, he held senior management positions in North America and Europe with Timberjack and John Deere (Deere acquired Timberjack in 2000). Mr. Cumming also held prior positions with Timberjack as Vice President Engineering and Senior Vice President Sales and Marketing, Chief Operating Officer and Executive Vice President Product Supply. Mr. Cumming is a graduate mechanical engineer from Cornell University with additional senior management courses from INSEAD in France. He is a registered professional engineer in the Province of Ontario. Mr. Cumming is 63.

David H. Smale was appointed General Manager of Astec Australia Pty Ltd in 2008 upon the inception of the company’s operations.  He served as the General Manager of Allen’s Asphalt from 2006 to 2008 and as their Operations Manager from 2004 to 2006.  Mr. Smale has completed various business management courses including the Macquire University Graduate School of Management and Bond University Senior Executive Development Program.  Mr. Smale is 56.

Item 4. Mine Safety Disclosures

None.
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

The high and low sales prices of the Company's Common Stock as reported on the Nasdaq National Market for each quarter during the last two fiscal years are as follows:

	Price Per Share
2011	High	Low
1st Quarter	$37.41	$29.78
2nd Quarter	$39.97	$33.74
3rd Quarter	$39.54	$28.20
4th Quarter	$35.68	$26.53

	Price Per Share
2010	High	Low
1st Quarter	$32.09	$22.98
2nd Quarter	$36.94	$27.05
3rd Quarter	$32.35	$25.28
4th Quarter	$33.60	$27.31

As of February 23, 2012 there were approximately 1,120 holders of record of the Company's Common Stock.

Item 6. Selected Financial Data

Selected financial data appears in Appendix "A" of this Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations appears in Appendix "A" of this Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Information regarding the Company’s market risk appears in Appendix "A" of this Report under the heading "Market Risk and Risk Management Policies."

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

Based on their evaluation as of December 31, 2011, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Management’s Report on Internal Control Over Financial Reporting
Management’s report appears in Appendix A of this Report.

Changes in Internal Controls
There have been no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding the Company's directors, director nominating process, audit committee and audit committee financial expert is included under the captions "Certain Information Concerning Nominees and Directors" and “Corporate Governance” in the Company's Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on May 3, 2012, which is incorporated herein by reference.  Information regarding compliance with Section 16(a) of the Exchange Act is also included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2012 Proxy Statement, which is incorporated herein by reference.  Information with respect to our executive officers is set forth in Part I of this Report under the caption “Executive Officers.”

The Company's Board of Directors has approved a Code of Conduct and Ethics that applies to the Company's employees, directors and officers (including the Company's principal executive officer, principal financial officer and principal accounting officer).  The Code of Conduct and Ethics is available on the Company's website at www.astecindustries.com/investors/.

Item 11. Executive Compensation

Information included under the captions "Compensation Discussion and Analysis", "Executive Compensation", “Director Compensation”, “Corporate Governance—Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Company's 2012 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 regarding compensation plans under which the Company’s equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, Rights and RSU’s		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity Compensation Plans Approved by Shareholders (1)	411,584	(2)	$19.39	(3)	700,000	(4)

Equity Compensation Plans Not Approved by Shareholders (5)	23,683	(6)	$15.40	(7)	112,119	(8)
Total	435,267				812,119

(1)	These plans consist of our 1998 Long-Term Incentive Plan, our 2006 Incentive Plan and our 2011 Incentive Plan.
(2)	Includes 44,330 Stock Options granted under our 1998 Long-Term Incentive Plan and 367,254 Restricted Stock Units granted under our 2006 Incentive Plan.
(3)	Weighted average exercise price of outstanding Stock Options; excludes Restricted Stock Units.
(4)	Represents shares available for issuance under our 2011 Incentive Plan.
(5)	This plan consists of our 1998 Non-Employee Director Stock Incentive Plan.
(6)	Includes 7,853 Stock Options and 15,830 Deferred Stock Units granted under our 1998 Non-Employee Director Stock Incentive Plan.
(7)	Weighted average exercise price of outstanding Stock Options; excludes Deferred Stock Units.
(8)	Represents shares available for issuance under our 1998 Non-Employee Director Stock Incentive Plan.

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

Information included under the captions "Stock Ownership of Certain Beneficial Owners in the Company's 2012 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information included under the captions “Corporate Governance—Independent Directors” and “Transactions with Related Persons” in the Company’s 2012 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information included under the caption “Audit Matters” in the Company’s 2012 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)  The following financial statements and other information appear in Appendix “A” to this Report and are filed as a part hereof:

·	Selected Consolidated Financial Data.
·	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
·	Management’s Report on Internal Control over Financial Reporting.
·	Reports of Independent Registered Public Accounting Firm.
·	Consolidated Balance Sheets at December 31, 2011 and 2010.
·	Consolidated Statements of Income for the Years Ended December 31, 2011, 2010 and 2009.
·	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009.
·	Consolidated Statements of Equity for the Years Ended December 31, 2011, 2010 and 2009.
·	Notes to Consolidated Financial Statements.

        (a)(2) Financial Statement Schedules are not filed with this Report because the Schedules are either inapplicable or the required information is presented in the Financial Statements or Notes thereto.

(a)(3) The following Exhibits* are incorporated by reference into or are filed with this Report:
3.1
Amended and Restated Charter of the Company, adopted on April 28, 1986 and amended on September 7, 1988, May 31, 1989 and January 15, 1999 (incorporated by reference from the Company’s Quarterly Report of Form 10-Q for the period ended September 30, 2011).

3.2
Amended and Restated Bylaws of the Company, adopted on March 14, 1990 and amended on July 29, 1993, July 26, 2007 and July 23, 2008 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2011).

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

10.17
Amendment One to the Amended and Restated Astec Industries, Inc. Supplemental Executive Retirement Plan effective October 21, 2010 (incorporated by reference from the Company’s Annual Report of Form 10-K for the year ended December 31, 2010).*

10.18	Astec Industries, Inc. 2011 Incentive Plan (incorporated by reference from Appendix A of the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders). *
10.19
Amendment to Appendix A of the Astec Industries Supplemental Executive Plan effective August 1, 2011 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011).*

10.20
Asset Purchase Agreement, dated August 4, 2011, between Astec Industries, Inc. and Blue Tee Corp. (incorporated by reference from the company’s Quarterly Report on 10-Q for the period ended September 30, 2011).

10.21	Amendment to Appendix A of the Astec Industries Supplemental Executive Plan effective November 1, 2011.*
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.
31.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.
101.INS	**XBRL Instance Document
101.SCH	**XBRL Taxonomy Extension Schema
101.CAL	**XBRL Taxonomy Extension Calculation Linkbase
101.DEF	**XBRL Taxonomy Extension Definition Linkbase
101.LAB	**XBRL Taxonomy Extension Label Linkbase
101.PRE	**XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.
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
ANNUAL REPORT ON FORM 10-K

ITEMS 6, 7, 7a, 8, 9a and 15(a)(1), (2)and (3),and 15(b) and 15(c)

INDEX TO FINANCIAL STATEMENTS AND
 FINANCIAL STATEMENT SCHEDULES

ASTEC INDUSTRIES, INC.

FINANCIAL INFORMATION

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except as noted*)

	2011	2010	2009	2008	2007
Consolidated Statement of Income Data
Net sales	$955,729	$771,335	$738,094	$973,700	$869,025
Gross profit1	218,794	179,047	152,427	233,311	209,176
Gross profit %	22.9%	23.2%	20.7%	24.0%	24.1%
Selling, general and administrative expenses2	138,845	114,141	107,455	122,621	107,600
Goodwill and other intangible asset impairment charge3	--	--	17,036	--	--
Research and development	22,422	17,482	18,029	18,921	15,449
Income from operations	57,527	47,424	9,907	91,769	86,127
Interest expense	193	352	537	851	853
Other income (expense), net4	1,084	675	1,137	6,255	399
Net Income attributable to controlling interest	39,918	32,430	3,068	63,128	56,797
Earnings per common share*
Net Income attributable to controlling interest
Basic	1.77	1.44	0.14	2.83	2.59
Diluted	1.74	1.42	0.14	2.80	2.53

Consolidated Balance Sheet Data
Working capital	$331,532	$317,395	$278,058	$251,263	$204,839
Total assets	716,883	649,639	590,901	612,812	542,570
Total short-term debt	--	--	--	3,427	--
Long-term debt, less current maturities	--	--	--	--	--
Total equity	529,183	492,806	452,260	440,033	377,473
Book value per diluted common share at year-end*	23.00	21.56	19.89	19.45	16.78

1 2011 Gross profit includes charges of $2,162,000 related to sale of utility product line assets in the Underground  Group.

2 2011 Selling, general and administrative expenses include an impairment charge of $2,304,000 related to aviation equipment classified as held for sale during 2011.

3 2009 includes impairment charges, primarily goodwill, of $17,036,000, or $15,022,000 after tax.

4 During 2008, the Company sold certain equity securities for a pre-tax gain of $6,195,000.

SUPPLEMENTARY FINANCIAL DATA
(in thousands, except as noted*)

Quarterly Financial Highlights (Unaudited)	First Quarter	Second Quarter		Third Quarter	Fourth Quarter

2011 Net sales	$230,189	$247,756		$214,624	$263,160
Gross profit	54,704	61,971		46,400	55,720	1
Net income	10,158	14,105	2	7,764	7,992	1,2
Net income attributable to controlling interest	10,144	14,086	2	7,723	7,964	1,2
Earnings per common share*
Net income attributable to controlling interest:
Basic	0.45	0.62		0.34	0.35
Diluted	0.44	0.61		0.34	0.35

2010 Net sales	$193,454	$209,249		$177,853	$190,779
Gross profit	46,141	46,678		41,940	44,288
Net income	8,832	10,330		7,396	6,015
Net income attributable to controlling interest	8,794	10,308		7,362	5,967
Earnings per common share*
Net income attributable to controlling interest:
Basic	0.39	0.46		0.33	0.26
Diluted	0.39	0.45		0.32	0.26

Common Stock Price*

2011 High	$37.41	$39.97		$39.54	$35.68
2011 Low	29.78	33.74		28.20	26.53

2010 High	$32.09	$36.94		$32.35	$33.60
2010 Low	22.98	27.05		25.28	27.31

1 Gross profit in the fourth quarter of 2011 includes charges of $2,162,000 related to sale of the utility product line in the Underground Group.

2 Impairment charges of $2,170,000 in the second quarter of 2011 and $134,000 in the fourth quarter of 2011 were included in selling and general administrative expense related to aviation equipment classified as available for sale.

The Company’s common stock is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market under the symbol ASTE. Prices shown are the high and low bid prices as announced by NASDAQ. The Company has never paid dividends on its common stock and does not intend to pay dividends on its common stock in the foreseeable future. As determined by the proxy search on the record date, the number of registered common shareholders is approximately 1,120.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding forward-looking statements, see “Forward-looking Statements” on page A-19.

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

• design, engineer, manufacture and market additional equipment and components including trenching, auger boring, directional drilling, geothermal drilling, oil and natural gas drilling, industrial heat transfer, wood chipping and grinding, wood pellet processing, solid waste transfer and dump trailers; and

• manufacture and sell replacement parts for equipment in each of its product lines.

The Company has 16 manufacturing companies, 15 of which fall within four reportable operating segments, which include the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group. The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other unrelated industries including energy production, concrete mixing plants and wood pellet processing equipment. The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries. The business units in the Mobile Asphalt Paving Group design, manufacture and market asphalt pavers, material transfer vehicles, milling machines, stabilizers and screeds. The business units in the Underground Group design, manufacture and market a complete line of trenching equipment, directional drills, geothermal drills and auger boring machines for the underground construction market, as well as vertical drills for gas and oil field development. The Company also has one other category that contains the business units that do not meet the requirements for separate disclosure as an operating segment. The business units in the Other category include Peterson Pacific Corp. (“Peterson”), Astec Australia Pty Ltd (“Astec Australia”), Astec Insurance Company (“Astec Insurance” or “the captive”) and Astec Industries, Inc., the parent company. Peterson designs, manufactures and markets whole-tree pulpwood chippers, horizontal grinders and blower trucks. Astec Australia markets and installs equipment, services and provides parts for many of the products produced by the Company’s manufacturing companies. Astec Insurance is a captive insurance company.

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

SAFETEA-LU funding expired on September 30, 2009 and federal transportation funding operated on short- term appropriations through March 17, 2010. On March 18, 2010, President Obama signed into law the Hiring Incentives to Restore Employment (HIRE) Act. This law extended authorization of the surface transportation programs previously funded under SAFETEA-LU through December 31, 2010 at 2009 levels. In addition, the HIRE Act authorized a one-time transfer of $19.5 billion from the general fund to the highway trust fund related to previously foregone interest payments. It also shifted the cost of fuel tax exemptions for state and local governments from the highway trust fund to the general fund, which is estimated to generate an anticipated

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

$1.5 billion annually, and allows the highway trust fund to retain interest earned on future unexpended balances. Although the HIRE Act helped stabilize the federal highway program, the Company believes a new multi-year highway program would have the greatest positive impact on the road construction industry and allow its customers to plan and execute longer-term projects. The U.S. Congress funded federal transportation expenditures for the fiscal year ending September 30, 2011 at the 2010 level of $41.1 billion, and it has approved short-term funding of federal transportation expenditures for the six-month period ending on March 31, 2012 at the same levels. The level of future federal highway construction is uncertain and any future funding may be at lower levels than in the past.

Several other countries have implemented infrastructure spending programs to stimulate their economies. The Company believes these spending programs have had a positive impact on its financial performance; however, the magnitude of that impact cannot be determined.

The public sector spending described above is needed to fund road, bridge and mass transit improvements. The Company believes that increased funding is unquestionably needed to restore the nation’s highways to a quality level required for safety, fuel efficiency and mitigation of congestion. In the Company’s opinion, amounts needed for such improvements are significantly greater than amounts approved to date, and funding mechanisms such as the federal usage fee per gallon of gasoline, which has not been increased in 20 years, would likely need to be increased along with other measures to generate the funds needed.

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and its impact on customers’ purchase decisions and the price of steel may each affect the Company’s financial performance. Economic downturns generally result in decreased purchasing by the Company’s customers, which, in turn, causes reductions in sales and increased pricing pressure on the Company’s products. Rising interest rates also typically negatively impact customers’ attitudes toward purchasing equipment. The Federal Reserve has maintained historically low interest rates in response to the current economic downturn; however interest rates may increase in 2012.

Significant portions of the Company’s revenues relate to the sale of equipment involved in the production, handling, recycling or installation of asphalt mix. Liquid asphalt is a by-product of oil production. An increase in the price of oil increases the cost of asphalt, which is likely to decrease demand for asphalt and therefore decrease demand for certain Company products. While increasing oil prices may have a negative financial impact on many of the Company’s customers, the Company’s equipment can use a significant amount of recycled asphalt pavement, thereby mitigating the effect of increased oil prices on the final cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt mix. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. The Company’s customers appear to be adapting their prices in response to the fluctuating oil prices, and the fluctuations did not appear to significantly impair equipment purchases in 2011. The Company expects oil prices to continue to fluctuate in 2012. Minor fluctuations in oil prices should not have a significant impact on customers’ buying decisions. However, political uncertainty in oil producing countries, interruptions in oil production due to disasters, whether natural or man-made, or other economic factors could significantly impact oil prices which could negatively impact demand for the Company’s products.

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

Steel is a major component in the Company’s equipment. Steel prices rose during the fourth quarter of 2011 and have continued to rise during the first quarter of 2012. The rate of increase has been moderate in comparison to prior years and is based mostly on scrap price increases. With demand for steel appearing to be relatively strong, the Company expects this trend to continue through the second quarter of 2012. We continue to utilize forward looking contracts coupled with advanced steel purchases to minimize the impact to the Company of increased steel prices. The Company will continue to review the trends in steel prices as we progress toward the second half of 2012 and establish future contract pricing accordingly.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

In addition to the factors stated above, many of the Company’s markets are highly competitive, and its products compete worldwide with a number of other manufacturers and dealers that produce and sell similar products. During 2010 and most of 2011, a weakening dollar, combined with improving economic conditions in certain foreign economies, had a positive impact on the Company’s international sales. The Company expects the dollar to remain weak in the near-term relative to most foreign currencies; however, increasing domestic interest rates or weakening economic conditions abroad could cause the dollar to strengthen, which could negatively impact the Company’s international sales.

In the United States and internationally, the Company’s equipment is marketed directly to customers as well as through dealers. During 2011, approximately 75% to 80% of equipment sold by the Company was sold directly to the end user. The Company expects this ratio to remain relatively consistent through 2012.

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

The non-union employees of each subsidiary have the opportunity to earn profit-sharing incentives in the aggregate of up to 10% of each subsidiary’s after-tax profit if such subsidiary meets established goals. These goals are based on the subsidiary’s return on capital employed, cash flow on capital employed and safety. The profit-sharing incentives for subsidiary presidents are normally paid from a separate corporate pool.

Results of Operations: 2011 vs. 2010

Net Sales

Net sales increased $184,394,000 or 23.9%, from $771,335,000 in 2010 to $955,729,000 in 2011. Sales are generated primarily from new equipment purchases made by customers for use in construction for privately funded infrastructure and public sector spending on infrastructure. In February 2012, the Company sold the Underground Group’s utility product line. Sales of equipment and parts in this product line totaled $18,389,000 and $16,148,000 in 2011 and 2010, respectively. The overall increase in sales for 2011 compared to 2010 reflects the strengthening economic conditions, in both foreign and domestic markets.

Domestic sales for 2011 were $561,376,000 or 58.7% of consolidated net sales compared to $476,928,000 or 61.8% of consolidated net sales for 2010, an increase of $84,448,000 or 17.7%. The overall increase in domestic sales for 2011 compared to 2010 reflects the strengthening economic conditions for the Company’s products in the domestic market.

International sales for 2011 were $394,353,000 or 41.3% of consolidated net sales compared to $294,407,000 or 38.2% of consolidated net sales for 2010, an increase of $99,946,000 or 33.9%. The overall increase in international sales for 2011 compared to 2010 is due to strong economic conditions in the international markets the Company serves as well as the increased efforts of the Company to grow its international business.

Parts sales as a percentage of consolidated net sales decreased 160 basis points to 24.4% in 2011 from 26.0% in 2010. In dollars, parts sales increased 16.3% to $233,210,000 in 2011 from $200,451,000 in 2010.

Gross Profit

Consolidated gross profit as a percentage of sales decreased 30 basis points to 22.9% in 2011 from 23.2% in 2010. The decrease in gross margin is partially due to certain sales price increases lagging behind raw material price increases on the aged backlog of equipment orders and parts sales, which typically yield a higher gross margin, decreased as a percentage of total sales year over year, as described above. Gross profit was also negatively impacted by charges of $2,162,000 related to the sale of the Underground Group’s utility product line assets.

Selling, General and Administrative Expense

Selling, general and administrative expenses for 2011 were $138,845,000 or 14.5% of net sales, compared to $114,141,000 or 14.8% of net sales, for 2010, an increase of $24,704,000 or 21.6%. The increase was primarily due to an increase in payroll and related expenses of $8,833,000, an increase in travel expenses of $1,226,000, an increase in sales commissions of $2,909,000, expenses related to the triennial Con-Expo show of $3,140,000, an increase in legal and professional expense of $2,162,000 and the write down of aviation assets held for sale of $2,304,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Research and Development

Research and development expenses increased $4,940,000 or 28.3% to $22,422,000 in 2011 from $17,482,000 in 2010. During 2011 the Company invested heavily in research and development across all segments for numerous new equipment offerings including the development of a wood pellet processing plant.

Interest Expense

Interest expense in 2011 decreased $159,000, or 45.2%, to $193,000 from $352,000 in 2010. The decrease in interest expense in 2011 compared to 2010 related primarily to the decrease in interest paid on state tax settlements incurred in 2011 over 2010 levels.

Interest Income

Interest income decreased $73,000 or 7.6% to $883,000 in 2011 from $956,000 in 2010. The decrease in interest income resulted from a decrease in amounts invested in 2011 compared to 2010.

Other Income (Expense), Net

Other income (expense), net was $1,084,000 in 2011 compared to $675,000 in 2010, an increase of $409,000 or 60.6% due to an increase in licensing fee income of $215,000 in 2011 compared to 2010.

Income Tax

Income tax expense for 2011 was $19,281,000, compared to income tax expense of $16,131,000 for 2010. The effective tax rates for 2011 and 2010 were 32.5% and 33.1%, respectively. The primary reason for the decrease in the effective tax rate from 2010 to 2011 is the increased research and development tax credits and the qualified production activity deductions in 2011 compared to 2010.

Net Income Attributable To Controlling Interest

The  Company  had  net  income  attributable  to  controlling  interest  of  $39,918,000  in  2011  compared  to $32,430,000 in 2010 for an increase of $7,488,000, or 23.1%. Earnings per diluted share were $1.74 in 2011 compared to $1.42 in 2010, an increase of $0.32 or 22.5%. Weighted average diluted shares outstanding for the years ended December 31, 2011 and 2010 were 22,984,221 and 22,829,799, respectively. The increase in shares outstanding is primarily due to the exercise of stock options by employees of the Company.

Backlog

The backlog of orders at December 31, 2011 was $279,598,000 compared to $233,140,000, adjusted for acquisitions, at December 31, 2010, an increase of $46,458,000, or 19.9%. The increase in the backlog of orders was due to an increase in domestic backlog of $36,998,000 or 33.3% and an increase in international backlog of $9,460,000 or 7.7%. The increase in backlog occurred in each of the Company’s segments except for the Mobile Asphalt Paving Group, which typically operates with a smaller backlog than the other segments due to the nature of their products.The Mobile Asphalt Paving Group’s backlog returned to a more normal level at December 31, 2011, a decrease of $8,960,000 or 59.3%, after an unusual increase in December 2010 due to temporary delays in fulfilling customer orders. The Asphalt Group backlog increased $6,984,000 or 6% from 2010. The Asphalt Group increase was domestic order related and is due to an increase in component sales for retro-fit asphalt plant equipment and the receipt of a contract to supply asphalt plants to the US Army. The Aggregate and Mining Group increased $16,304,000 or 20% with $13,322,000 or 81.7% of the increase in domestic orders. The Company attributes the increase in the Aggregate and Mining Group’s domestic backlog to customers replacing older equipment and stronger dealer stock orders due to strengthening economic conditions. The Underground Group backlog increased $10,968,000 or 15% from 2010 and is attributed to domestic orders for equipment to service the oil and gas industry. The Company is unable to determine whether the increase in backlogs was experienced by the industry as a whole; however, the Company believes the increased backlog reflects the current economic conditions the industry is experiencing.

Net Sales by Segment (in thousands)

	2011	2010	$ Change	% Change
Asphalt Group	$260,404	$226,419	$33,985	15.0%
Aggregate and Mining Group	333,278	256,400	76,878	30.0%
Mobile Asphalt Paving Group	187,988	166,436	21,552	12.9%
Underground Group	84,771	60,105	24,666	41.0%
Other Group	89,288	61,975	27,313	44.1%

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Asphalt Group: Sales in this group increased to $260,404,000 in 2011 compared to $226,419,000 in 2010, an increase of $33,985,000 or 15.0%. Domestic sales for the Asphalt Group increased 9.8% in 2011 compared to 2010 primarily due to improving economic conditions. International sales for the Asphalt Group increased 30.2% in 2011 compared to 2010 resulting from increased efforts by the Company to grow its international business. The increase in international sales occurred primarily in Europe, Canada, India and South America. Parts sales for the Asphalt Group increased 13.2% in 2011.

Aggregate and Mining Group: Sales in this group were $333,278,000 in 2011 compared to $256,400,000 in 2010, an increase of $76,878,000 or 30.0%. Domestic sales for the Aggregate and Mining Group increased 32.6% in 2011 compared to 2010 primarily due to improving economic conditions. International sales for the Aggregate and Mining Group increased 27.9% in 2011 compared to 2010. This increase in international sales reflect the increased efforts by the Company to grow its international business, improved economic conditions and significant weakness in the dollar compared to many of the markets the Company serves. The increase in international sales occurred primarily in South America, Africa, Asia, Europe and China. Parts sales for the Aggregate and Mining Group increased 18.2% in 2011 compared to 2010.

Mobile Asphalt Paving Group: Sales in this group were $187,988,000 in 2011 compared to $166,436,000 in 2010, an increase of $21,552,000 or 12.9%. Domestic sales for the Mobile Asphalt Paving Group increased 14.5% in 2011 over 2010. The Company believes this increase was due to improved economic conditions and the impact of short term federal funding bills passed by Congress. International sales for the Mobile Asphalt Paving Group increased 6.6% in 2011 compared to 2010. International sales for this group increased due to increased efforts to market products internationally as well as a weak dollar. The increase internationally occurred primarily in Russia, Middle East and South America. Parts sales for this group increased 17.3% in 2011.

Underground Group: Sales in this group were $84,771,000 in 2011 compared to $60,105,000 in 2010, an increase of $24,666,000 or 41.0%. Domestic sales for the Underground Group increased 40.1% in 2011 compared to 2010. The primary reason for this increase is the acquisition of GEFCO which occurred in the fourth quarter of 2011 and accounted for $10,886,000 of sales. International sales for the Underground Group increased 41.9% in 2011 compared to 2010. The increase in international sales occurred in Australia, South America, and Canada. Parts sales for the Underground Group increased 9.5% in 2011.

Other Group: Sales for the Other Group were $89,288,000 in 2011 compared to $61,975,000 in 2010, an increase of $27,313,000 or 44.1%. Domestic sales for the Other Group, which are generated by Peterson Pacific Corp., remained flat in 2011 compared to 2010 due to continuing weak domestic construction activities in the markets they serve. International sales for the Other Group, which are generated by Astec Australia increased 91.0% in 2011 over 2010 and was primarily in the Australian market. Astec Australia functions as a dealer for the Company’s other subsidiaries and has increased its focus to sell, install and service equipment for the asphalt, aggregate and mining, mobile asphalt and underground construction markets of Australia. Parts sales for the Other Group increased 23.4% in 2011.

Segment Profit (Loss) (in thousands)

	2011	2010	$ Change	% Change
Asphalt Group	$29,310	$28,672	$638	2.2%
Aggregate and Mining Group	31,493	16,578	14,915	90.0%
Mobile Asphalt Paving Group	26,485	23,234	3,251	14.0%
Underground Group	(7,106)	(8,092)	986	12.2%
Other Group	(38,216)	(27,138)	(11,078)	(40.8%)

Asphalt Group: Profit for this group was $29,310,000 for 2011 compared to $28,672,000 for 2010, an increase of $638,000 or 2.2%. This group had an increase of $5,088,000 in gross profit over 2010 which was driven by the $33,985,000 increase in sales. Segment profits were negatively impacted by an increase in research and development expense $2,467,000 for 2011 over 2010 as well as certain sales price increases lagging behind raw material price increases on the aged backlog of equipment orders.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Aggregate and Mining Group: Profit for this group was $31,493,000 in 2011 compared to a $16,578,000 in 2010, an increase of $14,915,000 or 90.0%. This group had an increase of $22,673,000 in gross profit during 2011 which was driven by the $76,878,000 increase in sales and increased efficiency in plant utilization in 2011, which improved operating margins by $7,197,000. This gross profit increase was offset by increases in selling, general and administrative expenses and research and development expenses of $9,413,000 including payroll related expenses, travel expense and sales commission expense.

Mobile Asphalt Paving Group: Profit for this group was $26,485,000 in 2011 compared to profit of $23,234,000 in 2010, an increase of $3,251,000 or 14.0%. This group had an increase of $5,382,000 in gross profit during 2011 driven by the $21,552,000 increase in sales. Also positively affecting gross profit was increased plant utilization of $2,040,000 during 2011 compared to 2010. This group had an increase in selling, general and administrative expenses of $3,906,000 primarily driven by payroll related expenses, travel expense and sales commission expense.

Underground Group: This group had a loss of $7,106,000 in 2011 compared to a loss of $8,092,000 in 2010 for an improvement of $986,000 or 12.2%. This group had an increase of $4,316,000 in gross profit during 2011 driven by the $24,666,000 increase in sales. Positively affecting gross profit was increased plant utilization of $1,078,000. The gross profit for the Underground Group was negatively impacted by charges of $2,162,000 related to the sale of the utility product line assets. Selling, general and administrative expenses increased $2,277,000 due primarily to increases in payroll related expenses, bad debt expense, exhibit expense and the acquisition of GEFCO in the fourth quarter of 2011.

Other Group: The Other Group had a loss of $38,216,000 in 2011 compared to a loss of $27,138,000 in 2010, a decrease of $11,078,000 or 40.8%. Gross profit for this group increased $2,288,000 or 17.3% year over year due in part to $27,313,000 in increased sales for this group. The increased sales were offset by an increase in payroll and related expenses of $1,937,000 and the write down of aviation assets held for sale of $2,304,000. The profit in this group is also significantly impacted by U.S. federal income tax expense which is recorded at the parent company. Income tax expense in this group increased $3,859,000 in 2011 compared to 2010.

Results of Operations: 2010 vs. 2009

Net Sales

Net sales increased $33,241,000 or 4.5%, from $738,094,000 in 2009 to $771,335,000 in 2010. Sales are generated primarily from new equipment purchases made by customers for use in construction for privately funded infrastructure and public sector spending on infrastructure. The overall increase in sales for 2010 compared to 2009 reflects strengthening economic conditions, primarily in foreign economies.

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

Selling, General and Administrative Expense

Selling, general and administrative expenses for 2010 were $114,141,000, or 14.8% of net sales, compared to $107,455,000, or 14.6% of net sales, for 2009, an increase of $6,686,000, or 6.2%. The increase was primarily due to an increase in payroll and related expenses of $3,218,000, an increase in travel expenses of $1,561,000, an increase in sales commissions of $1,524,000, an increase in expense related to the Company’s formula- driven stock incentive program of $1,002,000, and an increase in Supplemental Executive Retirement Plan expense of $854,000. These increases were offset by decreases in health insurance expense of $1,236,000 and bad debt expense of $1,034,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Research and Development

Research and Development expenses decreased $547,000 or 3.0% to $17,482,000 in 2010 from $18,029,000 in 2009. During 2009 the Company invested heavily in research and development projects. The Company has reduced research and development expenditures only slightly in 2010.

Intangible Asset Impairment Charges

During the fourth quarter of 2009, the Company recorded non-cash goodwill and other intangible asset impairment  charges  of  $17,036,000. These  charges  consisted  of  an  impairment  charge  to  goodwill  of $16,716,000 and an impairment charge to other intangible assets of $320,000.

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

Income Tax

Income tax expense for 2010 was $16,131,000, compared to income tax expense of $8,135,000 for 2009. The effective tax rates for 2010 and 2009 were 33.1% and 72.4%, respectively. The primary reasons for the significant decrease in the effective tax rate from 2009 to 2010 is the goodwill and other intangible asset impairment charges in 2009 that were not fully deductible for income tax purposes combined with increased research and development tax credits and the qualified production activity deductions in 2010 compared to
2009.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

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

Asphalt Group: Profit for this group was $28,672,000 for 2010 compared to $33,455,000 for 2009, a decrease of $4,783,000 or 14.3%. The primary reason for the decline in profit is a $7,327,000 reduction in gross profit for this group which was driven almost exclusively by the reduction of $32,108,000 in group sales from 2009 to 2010. Increased efficiency in plant utilization in 2011, which improved operating margins by $2,078,000, reduced the negative impact of the reduced sales on gross profit.

Aggregate and Mining Group: Profit for this group was $16,578,000 in 2010 compared to a loss of $172,000 in 2009, an increase of $16,750,000. The group incurred a pre-tax intangible asset impairment charge of $10,909,000 which is reflected in goodwill and other intangible asset impairment charges in the consolidated statements of income for 2009. Not considering this impairment charge, the increase in group profit from

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

2009 to 2010 would have been $8,274,000 after tax. This group had an increase of $14,232,000 in gross profit during 2010 which was driven by the $38,068,000 increase in sales and a decrease in unabsorbed overhead of $7,069,000 during 2010 due to increased efficiency in plant utilization. This gross profit increase was offset by an increase in selling, general and administrative expenses and research and development expenses of $4,802,000 including payroll related expenses, travel expense and sales commissions expense.

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

Other Group: The Other Group had a loss of $27,138,000 in 2010 compared to a loss of $29,614,000 in 2009, an improvement of $2,476,000 or 8.4%. During 2009, this group incurred a pre-tax goodwill and other intangible asset impairment charge of $5,841,000. Not considering this charge, the group showed an increase in the loss incurred of $3,801,000 after tax. Gross profit for this group increased $4,853,000 or 58.0% year over year due in part to increased sales for this group as well as increased gross margins on those sales compared to 2009. The profit in this group is also significantly impacted by U.S. federal income tax expense which is recorded at the parent company only. Income tax expense in this group increased $3,898,000 in 2010 compared to 2009.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources are its cash on hand, investments, borrowing capacity under a $100,000,000 revolving credit facility and cash flows from operations. The Company had $57,505,000 of cash available for operating purposes at December 31, 2011. In addition, the Company had no borrowings outstanding under its credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”) at any time during the year ended December 31, 2011. Net of letters of credit of $12,360,000, the Company had borrowing availability of $87,640,000 under the credit facility.

During April 2007, the Company entered into an unsecured credit agreement with Wachovia Bank, National Association (“Wachovia”) whereby Wachovia extended to the Company an unsecured line of credit of up to $100,000,000 including a sub-limit for letters of credit of up to $15,000,000. Wachovia has subsequently been acquired by Wells Fargo and the credit agreement is now with Wells Fargo. The credit facility had an original term of three years with two one-year extensions available. Early in 2010, the Company exercised the final extension bringing the loan maturity date to May 2012.

The Company is currently in negotiations with Wells Fargo and expects to enter into a new five-year credit agreement prior to May 2012. The Company does not expect the new credit agreement’s terms will significantly differ from the current agreement.

The Company’s South African subsidiary, Osborn Engineered Products SA (Pty) Ltd, (“Osborn”) has a credit facility of $9,257,000 (ZAR 75,000,000) to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of December 31, 2011, Osborn had no outstanding borrowings under the credit facility, but $4,137,000 in performance, advance payment and retention guarantees were issued under the facility. The facility is secured by Osborn’s buildings and improvements, accounts receivable and cash balances and a $2,000,000 letter of credit issued by the parent Company. As of December 31, 2011, Osborn had available credit under the facility of $5,120,000. The facility has an ongoing, indefinite term subject to periodic reviews by the bank. The interest rate is the South Africa prime rate which was 9.0% at December 31, 2011 and 2010. The unused facility fee is 0.793%.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

The Company’s Australian subsidiary, Astec Australia Pty Ltd (“Astec Australia”) has a credit facility to finance short-term working capital needs of $813,000 (AUD 800,000) and banking arrangements to finance foreign exchange dealer limit orders of up to $3,809,000 (AUD 3,750,000), secured by cash balances in the amount of $762,000 (AUD 750,000) and a $1,600,000 letter of credit issued by the parent Company. No amounts were outstanding under the credit facilities at December 31, 2011. The interest rate is the Australian adjusted Bank Business Rate plus a margin of 1.05%. The interest rate was 12.01% and 12.46% at December 31, 2011 and 2010, respectively.

Cash Flows from Operating Activities (in thousands)

	2011	2010	Increase / Decrease
Net income	$40,020	$32,572	$7,448
Adjustments:
Depreciation and amortization	19,259	18,728	531
Provision for warranty	13,029	13,365	(336)
Asset impairment charges	2,724	--	2,724
Sale / purchase of trading securities, net	1,733	946	787
Other, net	1,919	1,839	80
Changes in working capital:
(Increase) decrease in receivables	(24,554)	(11,911)	(12,643)
(Increase) decrease in inventories	(32,017)	(2,115)	(29,902)
(Increase) decrease in prepaid expenses	177	5,532	(5,355)
Increase (decrease) in accounts payable	9,002	7,351	1,651
Increase (decrease) in customer deposits	6,235	8,328	(2,093)
Increase (decrease) in accrued product warranties	(10,524)	(12,293)	1,769
Increase (decrease) in other accrued liabilities	4,983	2,267	2,716
Other, net	321	(2,573)	2,894
Net cash provided by operating activities	$32,307	$62,036	$(29,729)

Net cash provided by operating activities decreased $29,729,000 in 2011 compared to 2010. The primary reasons for the decrease in operating cash flows are increases in cash used to fund increases in receivables of $12,643,000, inventory of $29,902,000 and prepaid expenses of $5,355,000. These negative cash changes were offset by increases in cash provided by net income of $7,448,000 plus a non-cash asset impairment charge of $2,724,000, accounts payable of $1,651,000, and other accrued liabilities of $2,716,000. These changes in operating cash flows reflect increased sales and production activity during 2011 compared to 2010 as well as planned inventory purchases made to fulfill the Company’s backlog which was 19.9% higher at December 31, 2011 compared to December 31, 2010.

Cash Flows from Investing Activities (in thousands)

	2011	2010	Increase / Decrease
Expenditures for property and equipment	$(36,130)	$(11,336)	$(24,794)
Business acquisitions	(33,407)	--	(33,407)
Other	760	202	558
Net cash used by investing activities	$(68,777)	$(11,134)	$(57,643)

Net cash used by investing activities in 2011 increased $57,643,000 compared to 2010 due primarily to an increase in cash used for capital expenditures of $24,794,000 and business acquisitions of $33,407,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Cash Flows from Financing Activities (in thousands)

	2011	2010	Increase / Decrease
Proceeds from issuance of common stock	$812	$1,431	$(619)
Other, net	73	595	(522)
Net cash provided by financing activities	$885	$2,026	$(1,141)

Financing activities provided cash of $885,000 in 2011 while in 2010 financing activities provided cash of $2,026,000 for a net change of $1,141,000.

The Company expects to make a $12,000,000 initial investment in its 75% Company owned Brazilian joint venture using available cash balances during 2012.  This joint venture plans to construct a manufacturing facility in Brazil during 2012 with an expected cost of approximately $20,000,000.  The joint venture plans to fund the acquisition costs of the plant and equipment with borrowings from a local Brazilian bank.

Capital expenditures for 2012, excluding those by the Brazilian joint venture, are forecasted to total $37,400,000. The Company expects to finance these expenditures using currently available cash balances, internally generated funds and available credit under the Company’s expected new credit facility. Capital expenditures are generally for machinery, equipment and facilities used by the Company in the production of its various products. The Company believes that its current working capital, cash flows generated from future operations and available capacity under its expected new credit facility will be sufficient to meet the Company’s working capital and capital expenditure requirements through December 31, 2012.

Financial Condition

The Company’s current assets increased to $485,554,000 at December 31, 2011 from $447,821,000 at December 31, 2010, an increase of $37,733,000, or 8.4%. The increase is primarily attributable to increases in inventory of $46,084,000 and trade receivables of $19,963,000 offset by a decrease in cash and cash equivalents of $37,092,000. These increases include $29,785,000 of current assets of businesses acquired in 2011.

The  Company’s  current  liabilities  increased  $23,596,000  to  $154,022,000  at  December  31,  2011  from $130,426,000 at December 31, 2010. The increase is primarily attributable to increases in customer deposits of $6,685,000, accounts payable of $10,677,000, accrued product warranty of $2,772,000 and accrued payroll and related liabilities of $2,776,000. These items increased primarily due to increased sales and production activity in 2011 compared to 2010. These increases include $9,298,000 of current liabilities of businesses acquired in 2011.

Market Risk and Risk Management Policies

The Company is exposed to changes in interest rates, primarily from its revolving credit agreements. A hypothetical 100 basis point adverse move (increase) in interest rates would not have materially affected interest expense for the year ended December 31, 2011, since there were no amounts outstanding on the revolving credit agreements during the year. The Company does not hedge variable interest.

The Company is subject to foreign exchange risk at its foreign operations. Foreign operations represent 14.6% and 12.8% of total assets at December 31, 2011 and 2010, respectively, and 12.7% and 11.1% of total revenue for the years ended December 31, 2011 and 2010, respectively. Each period the balance sheets and related results of operations of the Company’s foreign subsidiaries are translated from their functional foreign currency into U.S. dollars for reporting purposes. As the dollar strengthens against those foreign currencies, the foreign denominated net assets and operating results become less valuable in the Company’s reporting currency. When the dollar weakens against those currencies the foreign denominated net assets and operating results become more valuable in the Company’s reporting currency. At each reporting date, the fluctuation in the value of the net assets and operating results due to foreign exchange rate changes is recorded as an adjustment to other comprehensive income in equity. The Company views its investments in foreign subsidiaries as long-term and does not hedge the net investments in foreign subsidiaries.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Due to the limited exposure to foreign exchange rate risk, a 10% fluctuation in the foreign exchange rates at December 31, 2011 or 2010 would not have a material impact on the Company’s consolidated financial statements.

Contractual Obligations

Contractual obligations and the period in which payments are due as of December 31, 2011 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease obligations	$2,671	$1,519	$871	$275	$6
Inventory purchase obligations	749	749	--	--	--
Total	$3,420	$2,268	$871	$275	$6

The above table excludes our liability for unrecognized tax benefits, which totaled $949,000 at December 31, 2011, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

In 2011, the Company made contributions of approximately $483,000 to its pension plan, compared to $972,000 in 2010. The Company estimates that it will contribute a total of $349,000 to the pension plan during 2012. The Company’s funding policy is to make the minimum annual contributions required by applicable regulations.

Contingencies

Management has reviewed all claims and lawsuits and has made adequate provision for any losses that can be reasonably estimated. Based upon currently available information and with the advice of counsel, management believes that the ultimate outcome of its current claims and legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, cash flows or results of operations. However, claims and legal proceedings are subject to inherent uncertainties and rulings unfavorable to the Company could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse effect on the Company’s financial position, cash flows or results of operations.

Certain customers have financed purchases of the Company’s products through arrangements in which the Company is contingently liable for customer debt aggregating $3,537,000 and $3,037,000 at December 31, 2011 and 2010, respectively. These obligations have average remaining terms of 5.25 years. The Company has recorded a liability of $343,000 related to these guarantees at December 31, 2011.

The Company is contingently liable under letters of credit of approximately $16,497,000, primarily for performance guarantees to customers, banks or insurance carriers.

Off-balance Sheet Arrangements

As of December 31, 2011 the Company does not have off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K, except for those items noted above.

Environmental Matters

During 2004, the Company received notice from the Environmental Protection Agency that it may be responsible for a portion of the costs incurred in connection with an environmental cleanup in Illinois. The discharge of hazardous materials and associated cleanup relate to activities occurring prior to the Company’s acquisition of Barber-Greene in 1986. The Company believes that over 300 other parties have received similar notice. At this time, the Company cannot predict whether the EPA will seek to hold the Company liable for a portion of the cleanup costs or the amount of any such liability. The Company has not recorded a liability with respect to this matter because no estimate of the amount of any such liability can be made at this time.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

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

Inventory Valuation: Inventories are valued at the lower of cost or market. The most significant component of the Company’s inventories is steel. Open market prices, which are subject to volatility, determine the cost of steel for the Company. During periods when open market prices decline, the Company may need to reduce the carrying value of the inventory. In addition, certain items in inventory become obsolete over time, and the Company reduces the carrying value of these items to their net realizable value. These reductions are determined by the Company based on estimates, assumptions and judgments made from the information available at that time. The Company does not believe it is reasonably likely that the inventory values will materially change in the near future.

Self-Insurance Reserves: The Company insures the retention portion of workers’ compensation claims and general liability claims by way of a captive insurance company, Astec Insurance Company. The objectives of Astec Insurance are to improve control over and reduce retained loss costs; to improve focus on risk reduction with development of a program structure which rewards proactive loss control; and to ensure active management participation in the defense and settlement process for claims.

For general liability claims, the captive is liable for the first $1,000,000 per occurrence and $2,500,000 per year in the aggregate. The Company carries general liability, excess liability and umbrella policies for claims in excess of those covered by the captive.

For workers’ compensation claims, the captive is liable for the first $350,000 per occurrence and $3,250,000 per year in the aggregate. The Company utilizes a large national insurance company as third-party administrator for workers’ compensation claims and carries insurance coverage for claims liabilities in excess of amounts covered by the captive.

The financial statements of the captive are consolidated into the financial statements of the Company. The short-term and long-term reserves for claims and probable claims related to general liability and workers’ compensation under the captive are included in accrued loss reserves and other long-term liabilities, respectively, in the consolidated balance sheets depending on the expected timing of future payments. The undiscounted reserves are actuarially determined based on the Company’s evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. However, the Company does not believe it is reasonably likely that the reserve level will materially change in the near future.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

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

Revenue Recognition: Revenue is generally recognized on sales at the point in time when persuasive evidence of an arrangement exists, the price is fixed or determinable, the product has been delivered or services have been rendered and there is reasonable assurance of collection of the sales proceeds. The Company generally obtains purchase authorizations from its customers for a specified amount of product at a specified price with specified delivery terms. A significant portion of the Company’s equipment sales represents equipment produced in the Company’s plants under short-term contracts for a specific customer project or equipment designed to meet a customer’s specific requirements. Most of the equipment sold by the Company is based on standard configurations, some of which are modified to meet customer needs or specifications. The Company provides customers with technical design and performance specifications and performs pre-shipment testing to ensure the equipment performs according to design specifications, regardless of whether the Company provides installation services in addition to selling the equipment.

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

The Company has certain sales accounted for as multiple-element arrangements, whereby revenue attributable to the sale of a product is recognized when it is shipped, and the revenue attributable to services provided with respect to the product (such as installation services) is recognized when the service is performed. Consideration is determined using the fair value method and approximates the sales price of the product shipped or services performed. The Company evaluates sales with multiple deliverable elements (such as an agreement to deliver equipment and related installation services) to determine whether revenue related to individual elements should be recognized separately, or as a combined unit. In addition to the previously mentioned general revenue recognition criteria, the Company only recognizes revenue on individual delivered elements when there is objective and reliable evidence that the delivered element has a determinable value to the customer on a standalone basis and there is no right of return.

Goodwill and Other Intangible Assets: Intangible assets are classified into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization, and (3) goodwill. Intangible assets with definite lives are tested for impairment if conditions exist that indicate the carrying value may not be recoverable. Risk factors that may be considered include an economic downturn in the general economy, a geographic market or the commercial and residential construction industries, a change in the assessment of future operations as well as the cyclical nature of our industry and the customization of the equipment we sell which may cause adverse fluctuations in operating results. Other risk factors considered would be an increase in the price or a decrease in the availability of oil that could reduce the demand for our products in addition to the significant fluctuations in the purchase price of raw materials that could have a negative impact on the cost of production and gross margins as well as others more fully described in the Risk Factors section of our Form 10-K. An impairment charge is recorded when the carrying value of the definite lived intangible asset is not recoverable by the cash flows generated from the use of the asset. Some of the inputs used in the impairment testing are highly subjective and are affected by changes in business factors and other conditions. Changes in any of the inputs could have an effect on future tests and result in impairment charges.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Intangible assets with indefinite lives and goodwill are not amortized. Intangible assets and goodwill are tested for impairment annually or more frequently if events or circumstances indicate that such intangible assets or goodwill might be impaired. See Note 1, Summary of Significant Accounting Policies, for a detailed description of testing performed by the Company to determine if the recorded value of intangible assets or goodwill has been impaired.

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

Stock-based Compensation: The Company currently has two types of stock-based compensation plans in effect for its employees and directors. The Company’s stock option plans have been in effect for a number of years; however, no options have been granted under the plans since 2006. The Company’s original five year stock incentive plan was put in place during 2006 for the years ended 2006 through 2011. The Company’s 2011 Incentive Plan was approved by the shareholders in their annual meeting held in April 2011. This plan will operate in similar fashion to the 2006 Incentive Plan for each of the five years ending December 31, 2015. These plans are more fully described in Note 16, Shareholders’ Equity, to the consolidated financial statements. Restricted stock units (“RSU’s”) awarded under the Company’s stock incentive plans are granted shortly after the end of each year and are based upon the performance of the Company and its individual subsidiaries. Under the 2011 Incentive Plan, RSU’s can be earned for performance in each of the years from 2011 through 2015 with additional RSU’s available based upon cumulative five-year performance. The Company estimates the number of shares that will be granted for the most recent fiscal year and the five-year cumulative performance based on actual and expected future operating results. The compensation expense for RSU’s expected to be granted for the most recent fiscal year and the cumulative five-year based awards is calculated using the fair value of the Company stock at each period end and is adjusted to the fair value as of each future period end until granted. Generally, each award will vest on the earlier of the end of five years from the date of grant or at such time as the recipient retires after reaching age 65. Estimated forfeitures are based upon the expected turnover rates of the employees receiving awards under the plan.

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
• ability to enter into new credit facility and the terms thereof;
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
• taxes or usage fees;
• interest rates;
• integration of acquisitions;

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

•industry trends;
•pricing, demand and availability of oil and liquid asphalt;
•pricing, demand and availability of steel;
•development of domestic oil and natural gas production;
•condition of the economy;
•strength of the dollar relative to foreign currencies;
•the success of new product lines;
•presence in the international marketplace;
•suitability of our current facilities;
•future payment of dividends;
•competition in our business segments;
•product liability and other claims;
•protection of proprietary technology;
•demand for products;
•future fillings of backlogs;
•employees;
•the seasonality of our business;
•tax assets and reserves for uncertain tax positions;
•critical accounting policies and the impact of accounting changes;
•our backlog;
•ability to satisfy contingencies;
•contributions to retirement plans and plan expenses;
•reserve levels for self-insured insurance plans and product warranties;
•construction of new manufacturing facilities;
•supply of raw materials; and
•inventory.

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

In addition to the risks and uncertainties identified elsewhere herein and in documents filed by the Company with the Securities and Exchange Commission, the following factors should be carefully considered when evaluating the Company’s business and future prospects: changes or delays in highway funding; rising interest rates; changes in oil prices; changes in steel prices; changes in the general economy; unexpected capital expenditures and decreases in liquidity; the timing of large contracts; production capacity; general business conditions in the industry; non-compliance with covenants in the Company’s credit facilities; demand for the Company’s products; and those other factors listed from time to time in the Company’s reports filed with the Securities and Exchange Commission. Certain of the risks, uncertainties and other factors discussed or noted above are more fully described in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. The scope of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 excluded the businesses that the Company acquired on August 10, 2011 (Astec Mobile Machinery GmbH) and October 1, 2011 (GEFCO, Inc.). The total consolidated assets with respect to the excluded businesses were $44,205,000 as of December 31, 2011, and the total consolidated revenues with respect to the excluded businesses were $11,254,000 for the year ended December 31, 2011. Management will complete its assessment of the internal controls over financial reporting of these newly acquired operations during the 2012 fiscal year. Based on its assessment, management concluded that, as of December 31, 2011, excluding the new business acquisitions discussed above, the Company’s internal control over financial reporting was effective.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Astec Industries, Inc.

We have audited Astec Industries, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Astec Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Astec Mobile Machinery GmbH and GEFCO, Inc., which were acquired in 2011 and are included in the 2011 consolidated financial statements of Astec Industries, Inc., and in aggregate constitute $44,205,000 of consolidated total assets and $11,254,000 of consolidated revenues. Our audit of internal control over financial reporting of Astec Industries, Inc. also did not include an evaluation of the internal control over financial reporting of acquired operations of Astec Mobile Machinery GmbH or GEFCO, Inc.

In our opinion, Astec Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of Astec Industries, Inc. and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chattanooga, Tennessee
February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Astec Industries, Inc.

We have audited the accompanying consolidated balance sheets of Astec Industries, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astec Industries, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Astec Industries, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chattanooga, Tennessee
February 29, 2012

CONSOLIDATED BALANCE SHEETS
   (in thousands, except shares and share data)

	December 31
Assets	2011	2010

Current assets:
Cash and cash equivalents	$57,505	$94,597
Trade receivables, less allowance for doubtful accounts of $2,398 in 2011 and $1,820 in 2010	97,941	77,978
Other receivables	4,119	2,885
Inventories	299,065	252,981
Prepaid expenses	7,032	7,325
Deferred income tax assets	16,856	10,339
Other current assets	3,036	1,716
Total current assets	485,554	447,821
Property and equipment, net	188,018	168,242
Investments	9,739	11,672
Goodwill	14,989	13,907
Other long-term assets	18,583	7,997
Total assets	$716,883	$649,639

Liabilities and Equity

Current liabilities:
Accounts payable	$55,170	$44,493
Customer deposits	42,287	35,602
Accrued product warranty	12,663	9,891
Accrued payroll and related liabilities	18,897	16,121
Accrued loss reserves	3,779	3,796
Other accrued liabilities	21,226	20,523
Total current liabilities	154,022	130,426
Deferred income tax liabilities	15,983	12,653
Other long-term liabilities	17,695	13,754
Total liabilities	187,700	156,833

Equity:
Preferred stock - authorized 4,000,000 shares of $1.00 par value; none issued	--	--
Common stock - authorized 40,000,000 shares of $.20 par value; issued and outstanding - 22,711,448 in 2011 and 22,646,822 in 2010	4,542	4,529
Additional paid-in capital	132,744	128,831
Accumulated other comprehensive income	841	8,046
Company shares held by SERP, at cost	(2,487)	(2,217)
Retained earnings	392,937	353,019
Shareholders’ equity	528,577	492,208
Non-controlling interest	606	598
Total equity	529,183	492,806
Total liabilities and equity	$716,883	$649,639

See Notes to Consolidated Financial Statements

Consolidated Statements of Income
   (in thousands, except shares and share data)

	Year Ended December 31
	2011	2010	2009

Net sales	$955,729	$771,335	$738,094
Cost of sales	736,935	592,288	585,667
Gross profit	218,794	179,047	152,427
Selling, general and administrative expenses	138,845	114,141	107,455
Goodwill and other intangible asset impairment charges	--	--	17,036
Research and development expenses	22,422	17,482	18,029
Income from operations	57,527	47,424	9,907
Other income:
Interest expense	193	352	537
Interest income	883	956	734
Other income (expense), net	1,084	675	1,137
Income before income taxes	59,301	48,703	11,241
Income taxes	19,281	16,131	8,135
Net income	40,020	32,572	3,106
Net income attributable to non-controlling interest	102	142	38
Net income attributable to controlling interest	$39,918	$32,430	$3,068

Earnings per Common Share
Net income attributable to controlling interest:
Basic	$1.77	$1.44	$0.14
Diluted	1.74	1.42	0.14
Weighted average number of common shares outstanding:
Basic	22,588,721	22,517,246	22,446,940
Diluted	22,984,221	22,829,799	22,715,780

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
   (in thousands)

	Year Ended December 31
	2011	2010	2009
Cash Flows from Operating Activities
Net income	$40,020	$32,572	$3,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,551	18,022	17,752
Amortization	708	706	924
Provision (credit) for doubtful accounts	1,510	(11)	1,023
Provision for warranty	13,029	13,365	10,908
Deferred compensation provision (benefit)	(45)	539	(399)
Deferred income tax provision (benefit)	(1,982)	(497)	382
Asset impairment charges	2,724	--	17,036
(Gain) loss on disposition of fixed assets	(54)	(8)	66
Tax benefit from stock option exercises	(310)	(579)	(50)
Stock-based compensation	2,800	2,395	1,407
Sale (purchase) of trading securities, net	1,733	946	(2,513)
(Increase) decrease in, net of amounts acquired:
Trade and other receivables	(24,554)	(11,911)	8,171
Inventories	(32,017)	(2,115)	40,875
Prepaid expenses	177	5,532	(698)
Other assets	45	511	905
Increase (decrease) in, net of amounts acquired:
Accounts payable	9,002	7,351	(16,124)
Customer deposits	6,235	8,328	(15,938)
Accrued product warranty	(10,524)	(12,293)	(12,514)
Income taxes payable	420	972	(486)
Accrued retirement benefit costs	(446)	(1,098)	128
Accrued loss reserves	342	(1,210)	228
Other accrued liabilities	4,983	2,267	(2,667)
Other	(40)	(1,748)	(2,321)
Net cash provided by operating activities	32,307	62,036	49,201

Cash Flows from Investing Activities
Business acquisitions	(33,407)	--	(475)
Proceeds from sale of property and equipment	260	202	283
Expenditures for property and equipment	(36,130)	(11,336)	(17,463)
Sale of intangible assets acquired	500	--	--
Net cash used by investing activities	(68,777)	(11,134)	(17,655)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
   (in thousands)

	Year Ended December 31
	2011	2010	2009
Cash Flows from Financing Activities
Proceeds from issuance of common stock	$812	$1,431	$880
Tax benefit from stock option exercise	310	579	50
Repayments under revolving line of credit	--	--	(3,427)
Cash from sale (acquisition) of shares of subsidiary	29	41	(635)
Purchase of company shares by Supplemental Executive Retirement Plan, net	(266)	(25)	(78)
Net cash provided (used) by financing activities	885	2,026	(3,210)
Effect of exchange rates on cash	(1,507)	1,240	2,419
Increase (decrease) in cash and cash equivalents	(37,092)	54,168	30,755
Cash and cash equivalents, beginning of year	94,597	40,429	9,674
Cash and cash equivalents, end of year	$57,505	$94,597	$40,429

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$193	$352	$488
Income taxes, net of refunds	$21,473	$8,504	$9,319

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2011, 2010 and 2009 (in thousands, except shares)
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Company Shares Held by SERP	Retained Earnings	Non- Controlling Interest	Total Equity
Balance December 31, 2008	22,508,332	$4,502	$121,968	$(2,799)	$(1,966)	$317,521	$807	$440,033
Net income						3,068	38	3,106
Other comprehensive income (loss):
Change in unrecognized pension and post retirement cost, net of income taxes of $96				414				414
Foreign currency translation adjustments				6,936			(506)	6,430
Comprehensive income (loss)							(468)	9,950
Increase in ownership percentage of subsidiary							18	18
Stock-based compensation	7,947	1	1,406					1,407
Exercise of stock options, including tax benefit	35,004	7	923					930
Purchase of Company stock held by SERP, net			84		(162)			(78)
Balance December 31, 2009	22,551,283	4,510	124,381	4,551	(2,128)	320,589	357	452,260
Net income						32,430	142	32,572
Other comprehensive income:
Change in unrecognized pension and post retirement cost, net of income taxes of ($98)				(224)				(224)
Foreign currency translation adjustments				3,719			100	3,819
Comprehensive income							242	36,167
Decrease in ownership percentage of subsidiary							(1)	(1)
Stock-based compensation	5,315	1	2,394					2,395
Exercise of stock options, including tax benefit	90,224	18	1,992					2,010
Purchase of Company stock held by SERP, net			64		(89)			(25)
Balance December 31, 2010	22,646,822	4,529	128,831	8,046	(2,217)	353,019	598	492,806
Net income						39,918	102	40,020
Other comprehensive income:
Change in unrecognized pension and post retirement cost, net of income taxes of ($976)				(1,711)				(1,711)
Foreign currency translation adjustments				(5,494)			(93)	(5,587)
Comprehensive income							9	32,722
Decrease in ownership percentage of subsidiary							(1)	(1)
Stock-based compensation	5,725	1	2,799					2,800
Exercise of stock options and RSU vesting, including tax benefit	58,901	12	1,110					1,122
Purchase of Company stock held by SERP, net			4		(270)			(266)
Balance December 31, 2011	22,711,448	$4,542	$132,744	$841	$(2,487)	$392,937	$606	$529,183

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2011, 2010 and 2009

1. Summary of Significant Accounting Policies

Basis of Presentation - The consolidated financial statements include the accounts of Astec Industries, Inc. and its domestic and foreign subsidiaries. The Company’s significant wholly-owned and consolidated subsidiaries at December 31, 2011 are as follows:

American Augers, Inc.	Astec Australia Pty Ltd
Astec, Inc.	Astec Insurance Company
Astec Mobile Machinery GmbH	Astec Mobile Screens, Inc.
Astec Underground, Inc.	Breaker Technology, Inc.
Breaker Technology Ltd.	Carlson Paving Products, Inc.
CEI Enterprises, Inc.	GEFCO, Inc.
Heatec, Inc.	Johnson Crushers International, Inc.
Kolberg-Pioneer, Inc.	Osborn Engineered Products SA (Pty) Ltd (97% owned)
Peterson Pacific Corp.	Roadtec, Inc.
Telsmith, Inc.

All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation - Subsidiaries located in Australia, Canada, Germany and South Africa operate primarily using local functional currencies. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting adjustments are presented as a separate component of accumulated other comprehensive income. Foreign currency transaction gains and (losses), net are included in cost of sales and amounted to ($346,000), ($450,000), and $361,000 in 2011, 2010 and 2009, respectively.

Fair Value of Financial Instruments - For cash and cash equivalents, trade receivables, other receivables, revolving debt and accounts payable, the carrying amount approximates the fair value because of the short- term nature of those instruments. Trading equity investments are valued at their estimated fair value based on their quoted market prices and debt securities are valued based upon a mix of observable market prices and model driven prices derived from a matrix of observable market prices for assets with similar characteristics obtained from a nationally recognized third party pricing service.

Financial assets and liabilities are categorized as of the end of each reporting period based upon the level of judgment associated with the inputs used to measure their fair value. The inputs used to measure the fair value are identified in the following hierarchy:

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

All financial assets and liabilities held by the Company at December 31, 2011 and 2010 are classified as Level 1 or Level 2 as summarized in Note 3, Fair Value Measurements.

Cash and Cash Equivalents - All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash and cash equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration of Credit Risk - The Company sells products to a wide variety of customers. Accounts receivable are carried at their outstanding principal amounts, less an allowance for doubtful accounts. The Company extends credit to its customers based on an evaluation of the customers’ financial condition generally without requiring collateral although the Company normally requires advance payments or letters of credit on large equipment orders. Credit risk is driven by conditions within the economy and the industry and is principally dependent on each customer’s financial condition. To minimize credit risk, the Company monitors credit levels and financial conditions of customers on a continuing basis. After considering historical trends for uncollectible accounts, current economic conditions and specific customer recent payment history and financial stability, the Company records an allowance for doubtful accounts at a level which management believes is sufficient to cover probable credit losses. Amounts are deemed past due when they exceed the payment terms agreed to by the customer in the sales contract. Past due amounts are charged off when reasonable collection efforts have been exhausted and the amounts are deemed uncollectible by management. As of December 31, 2011, concentrations of credit risk with respect to receivables are limited due to the wide variety of customers.

Allowance for Doubtful Accounts - The following table represents a rollforward of the allowance for doubtful accounts for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Reserve balance, beginning of year	$1,820	$2,215	$1,496
Provision (benefit)	1,510	(11)	1,023
Write offs	(884)	(437)	(393)
Foreign exchange gain (loss)	(48)	53	89
Reserve balance, end of year	$2,398	$1,820	$2,215

Inventories - Inventory costs include materials, labor and overhead. Inventories (excluding used equipment) are stated at the lower of first-in, first-out cost or market. Used equipment inventories are stated at the lower of specific unit cost or market.

When the Company determines that the value of inventory has become impaired through damage, deterioration, obsolescence, changes in price levels, excessive levels of inventory or other causes, the Company reduces the carrying value to estimated market value based on estimates, assumptions and judgments made from the information available at that time. Abnormal amounts of idle facility expense, freight, handling cost and wasted materials are recognized as current period charges.

Property and Equipment - Property and equipment is stated at cost. Depreciation is calculated for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets as follows: airplanes (20 years), buildings (40 years) and equipment (3 to 10 years). Both accelerated and straight-line methods are used for tax compliance purposes. Routine repair and maintenance costs and planned major maintenance are expensed when incurred.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors considered when determining useful lives include the contractual terms of agreements, the history of the asset, the Company’s long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized over their useful lives, ranging from 3 to 15 years.

Intangible assets with indefinite lives including goodwill are not amortized. The Company tests these intangible assets and goodwill for impairment annually or more frequently if events or circumstances indicate that such intangible assets or goodwill might be impaired. The Company performs impairment tests of goodwill using a two-step method at the reporting unit level and of other indefinite lived intangible assets at the asset level. The Company’s reporting units are defined as its subsidiaries as each subsidiary is a legal entity that is managed separately and manufactures and distributes distinct product lines.

In 2011, the Company early adopted, as permitted, new accounting guidance related to annual goodwill impairment testing. The guidance gives the Company the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that this is the case for a reporting unit, it would proceed to calculating the fair value for that reporting unit as described below. Otherwise, the Company would not be required to perform any further goodwill impairment testing for that reporting unit.

The first step of the goodwill impairment test compares book value of a reporting unit, including goodwill, with the unit’s fair value. In this first step, the Company estimates the fair values of each of its reporting units that have goodwill using the income approach.

The income approach uses a reporting unit’s projection of estimated future operating results and cash flows which are then discounted using a weighted average cost of capital determined based on current market conditions for the individual reporting unit. The projection uses management’s best estimates of cash flows over the projection period based on estimates of annual and terminal growth rates in sales and costs, changes in operating margins, selling, general and administrative expenses, working capital requirements and capital expenditures.

The Company typically estimates the fair value of the operating subsidiaries/reporting units that do not have goodwill using either the income or market approaches, depending on which approach is considered to be the most appropriate for each reporting unit. The Company typically estimates the fair value of the reporting units that serve operating units in supporting roles, such as the captive insurance company and the corporate reporting unit, using the cost approach. The Company then compares the sum of the fair values of all reporting units to its calculation of the fair value of the consolidated Company using the market approach, which is inferred from the market capitalization of the Company at the date of the valuation, to confirm that the Company’s estimation of the fair value of its reporting units is reasonable.

If the book value of a reporting unit exceeds its fair value, an indication of possible goodwill impairment exists, the second step of the impairment test must be performed to determine the amount, if any, of goodwill impairment. In this second step, the total implied fair value of the reporting unit’s goodwill is estimated by allocating the fair value of the reporting unit to all its assets, including any unrecognized intangible assets and liabilities other than goodwill. The difference between the total fair value of the reporting unit and the fair value of its assets and liabilities other than goodwill is the implied fair value of its goodwill. The amount of any impairment loss is equal to the excess, if any, of the book value of the goodwill over the implied fair value of its goodwill.

Determining the “step one” fair values of the Company’s reporting units involves the use of significant estimates and assumptions. Due to the inherent uncertainty involved in making these estimates and assumptions, actual results could differ materially from those estimates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For general liability claims, the captive is liable for the first $1,000,000 per occurrence and $2,500,000 per year in the aggregate. The Company carries general liability, excess liability and umbrella policies for claims in excess of those covered by the captive.

For workers’ compensation claims, the captive is liable for the first $350,000 per occurrence and $3,250,000 per year in the aggregate. The Company utilizes a large national insurance company as third party administrator for workers’ compensation claims and carries insurance coverage for claims liabilities in excess of amounts covered by the captive.

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

Revenue Recognition - Revenue is generally recognized on sales at the point in time when persuasive evidence of an arrangement exists, the price is fixed or determinable, the product has been delivered or services have been rendered and there is a reasonable assurance of collection of the sales proceeds. The Company generally obtains purchase authorizations from its customers for a specified amount of products at a specified price with specified delivery terms. A significant portion of the Company’s equipment sales represents equipment produced in the Company’s plants under short-term contracts for a specific customer project or equipment designed to meet a customer’s specific requirements. Most of the equipment sold by the Company is based on standard configurations, some of which are modified to meet customer needs or specifications. The Company provides customers with technical design and performance specifications and performs pre- shipment testing to ensure the equipment performs according to design specifications, regardless of whether the Company provides installation services in addition to selling the equipment.

Certain contracts include terms and conditions pursuant to which the Company recognizes revenues upon completion of equipment production, which is subsequently stored at the Company’s plant at the customer’s request. Revenue is recorded on such contracts upon the customer’s assumption of title and risk of ownership and when collectability is reasonably assured. In addition, there must be a fixed schedule of delivery of the goods consistent with the customer’s business practices, the Company must not have retained any specific performance obligations such that the earnings process is not complete and the goods must have been segregated from the Company’s inventory prior to revenue recognition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for certain sales as multiple-element arrangements, whereby the revenue attributable to the sale of a product is recognized when the product is shipped and the revenue attributable to services provided with respect to the product (such as installation services) is recognized when the service is performed. Consideration is determined using the fair value method and approximates sales price of the product shipped or service performed. The Company evaluates sales with multiple deliverable elements (such as an agreement to deliver equipment and related installation services) to determine whether revenue related to individual elements should be recognized separately, or as a combined unit. In addition to the previously mentioned general revenue recognition criteria, the Company only recognizes revenue on individual delivered elements when there is objective and reliable evidence that the delivered element has a determinable value to the customer on a standalone basis and there is no right of return.

The Company presents in the statements of income any taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between the Company and its customers, such as sales, use, value-added and some excise taxes, on a net (excluded from revenue) basis.

Advertising Expense - The cost of advertising is expensed as incurred. The Company incurred $3,583,000, $3,056,000, and $3,002,000 in advertising costs during 2011, 2010 and 2009, respectively, which is included in selling, general and administrative expenses.

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

The Company evaluates a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize and the appropriate reserve to establish, if any. If a tax position does not meet the more- likely-than-not recognition threshold, no benefit is recognized. The Company is periodically audited by U.S. federal and state as well as foreign tax authorities. While it is often difficult to predict final outcome or timing of resolution of any particular tax matter, the Company believes its reserve for uncertain tax positions is adequate to reduce the uncertain positions to the greatest amount of benefit that is more likely than not realizable.

Product Warranty Reserve - The Company accrues for the estimated cost of product warranties at the time revenue is recognized. Warranty obligations by product line or model are evaluated based on historical warranty claims experience. For machines, the Company’s standard product warranty terms generally include post- sales support and repairs of products at no additional charge for periods ranging from three months to one year or up to a specified number of hours of operation. For parts from component suppliers, the Company relies on the original manufacturer’s warranty that accompanies those parts. Generally, Company fabricated parts are not covered by specific warranty terms. Although failure of fabricated parts due to material or workmanship is rare, if it occurs, the Company’s policy is to replace fabricated parts at no additional charge.

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

Pension and Retirement Plans - The determination of obligations and expenses under the Company’s pension plan is dependent on the Company’s selection of certain assumptions used by independent actuaries in calculating such amounts. Those assumptions are described in Note 12, Pension and Retirement Plans and include among others, the discount rate, expected return on plan assets and the expected mortality rates. In accordance with accounting principles generally accepted in the United States, actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense in such periods. Significant differences in actual experience or significant changes in the assumptions used may materially affect the pension obligations and future expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes as an asset or liability, the overfunded or underfunded status of its pension plan. Actuarial gains and losses, amortization of prior service cost (credit) and amortization of transition obligations are recognized through other comprehensive income in the year in which the changes occur. The Company measures the funded status of its pension plan as of the date of the Company’s fiscal year-end.

Stock-based Compensation - The Company currently has two types of stock-based compensation plans in effect for its employees and directors. The Company’s stock option plans have been in effect for a number of years; however, no options have been granted under the plans since 2006. The Company’s stock incentive plans were put in place during 2006 and will continue through 2015. These plans are more fully described in Note 16, Shareholders’ Equity. The Company recognizes the cost of employee services received in exchange for equity awards in the financial statements based on the grant date calculated fair value of the awards. The Company recognizes stock-based compensation expense over the period during which an employee is required to provide service in exchange for the award (the vesting period).

Restricted stock units (“RSU’s”) awarded under the Company’s 2006 Incentive Plans were granted shortly after the end of each year through 2010 based upon the performance of the Company and its individual subsidiaries. RSU’s were granted for performance in each of the years from 2006 through 2010 with additional RSU’s granted based upon cumulative five-year performance. Upon the expiration of the 2006 Incentive Plan, the Company adopted a 2011 Incentive Plan which operates similar to the 2006 Incentive Plan for each of the five years ending December 31, 2015. The Company estimates the number of shares that will be granted for the most recent fiscal year end and the five-year cumulative performance based on actual and expected future operating results. Compensation expense for RSU’s expected to be granted for the most recent fiscal year and the cumulative five-year based awards is calculated using the fair value of the Company stock at each period end and is adjusted to the fair value as of each future period-end until granted.

Earnings Per Share - Basic earnings per share is based on the weighted average number of common shares outstanding and diluted earnings per share includes potential dilutive effects of options, restricted stock units and shares held in the Company’s supplemental executive retirement plan.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31
	2011	2010	2009
Numerator:
Net income attributable to controlling interest	$39,918,000	$32,430,000	$3,068,000
Denominator:
Denominator for basic earnings per share	22,588,721	22,517,246	22,446,940
Effect of dilutive securities:
Employee stock options and restricted stock units	294,234	214,668	172,525
Supplemental executive retirement plan	101,266	97,885	96,315
Denominator for diluted earnings per share	22,984,221	22,829,799	22,715,780
Net income attributable to controlling interest per share:
Basic	$1.77	$1.44	$0.14
Diluted	1.74	1.42	0.14

For the years ended December 31, 2011, 2010 and 2009, options totaling 885, 1,000 and 32,000, respectively, were antidilutive and were not included in the diluted EPS computation.

Derivatives and Hedging Activities - The Company recognizes all derivatives in the consolidated balance sheets at their fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through income or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative’s change in fair value is immediately recognized in income. From time to time the Company’s foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuation in currency exchange rates. See Note 13, Derivative Financial Instruments, regarding foreign exchange contracts outstanding at December 31, 2011 and 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Business Combinations - The Company accounts for all business combinations since January 1, 2009 using the acquisition method. Accordingly, intangible assets are recorded apart from goodwill if they arise from contractual or legal rights or if they are separable from goodwill. Related third party acquisition costs are expensed as incurred and contingent consideration is booked at its fair value as part of the purchase price.

Subsequent Events Review - Management has evaluated events occurring between December 31, 2011 and the date these financial statements were filed with the Securities and Exchange Commission for proper recording or disclosure therein.

Recent Accounting Pronouncements - In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements”. The guidance supersedes certain previous rules relating to how a company allocates consideration to all of its deliverables in a multiple-deliverable revenue arrangement. The revised guidance eliminates the use of the residual method of allocation in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration and alternatively requires that the relative-selling-price method be used in all circumstances in which an entity recognizes revenue for an arrangement with multiple-deliverables. The revised guidance requires both ongoing disclosures regarding an entity’s multiple-element revenue arrangements as well as certain transitional disclosures during periods after adoption. The Company adopted the revised guidance effective January 1, 2011, using prospective application. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” which results in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (”IFRS”). Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. While the FASB stated that for many of the requirements it did not intend for the amendments in the update to result in a change in the application of the requirements of Topic 820, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Additionally, other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The update is effective for interim and annual periods beginning after December 15, 2011 and its amendments must be applied prospectively. The Company plans to adopt its provisions effective January 1, 2012. The Company has not yet determined the impact, if any, the application of this update will have on its financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” which will change the way companies present other comprehensive income and its components in financial statements. The new standards, which are effective for fiscal years and interim periods beginning after December 15, 2011, require that companies present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company plans on adopting the provisions of this update in its first quarter 2012 financials. As the revised rules deal only with presentation, adopting this update is not expected to have an impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment” which in certain situations simplifies how the Company is required to test goodwill for impairment. Companies will now have the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If after considering the totality of events and circumstances an entity determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, performing the two-step impairment test is unnecessary. The update is effective for annual and interim goodwill

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. The Company adopted the provisions of the update for the impairment testing performed supporting its December 31, 2011 financial statements. The adoption of this pronouncement did not have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities” which describes when it is appropriate to offset financial assets and liabilities on the balance sheet. Companies will now have to disclose both gross and net information about instruments eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement as well as the collateral received in a master netting arrangement. The new disclosure will enable users of financial statements to understand significant quantitative differences in balance sheets prepared under US GAAP and IFRS related to the offsetting of financial instruments. The update is effective for annual and interim reporting periods beginning on or after January 1, 2013. As the revised rule deals only with presentation, adopting this update is not expected to have an impact on the Company’s financial position or results of operations.

2. Inventories

Inventories consist of the following (in thousands):

	December 31
	2011	2010
Raw materials and parts	$125,730	$96,731
Work-in-process	71,490	60,463
Finished goods	80,157	77,583
Used equipment	21,688	18,204
Total	$299,065	$252,981

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As indicated in the tables below, the Company has determined that its financial assets and liabilities at December 31, 2011 and 2010 are level 1 and level 2 in the fair value hierarchy (in thousands):

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$989	$--	$--	$989
SERP mutual funds	1,732	--	--	1,732
Preferred stocks	441	--	--	441
Trading debt securities:
Corporate bonds	1,649	2,238	--	3,887
Municipal bonds	211	2,880	--	3,091
Floating rate notes	97	233	--	330
U.S. Treasury bill	250	--	--	250
Other government bonds	--	343	--	343
Derivative financial instruments	--	307	--	307
Pension assets	9,378	--	--	9,378
Total financial assets	$14,747	$6,001	$--	$20,748
Financial Liabilities:
SERP liabilities	$6,076	$--	$--	$6,076
Derivative financial instruments	--	50	--	50
Total financial liabilities	$6,076	$50	$--	$6,126

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$1,516	$--	$--	$1,516
SERP mutual funds	1,158	--	--	1,158
Preferred stocks	562	--	--	562
Trading debt securities:
Corporate bonds	--	5,446	--	5,446
Municipal bonds	--	3,837	--	3,837
Floating rate notes	--	225	--	225
Other government bonds	--	84	--	84
Pension assets	9,376	--	--	9,376
Total financial assets	$12,612	$9,592	$--	$22,204
Financial Liabilities:
SERP liabilities	$5,807	$--	$--	$5,807
Derivative financial instruments	--	1,251	--	1,251
Total financial liabilities	$5,807	$1,251	$--	$7,058

During 2011, the Company reevaluated the volume of trading activity for several of the debt securities held for investment by Astec Insurance. Based upon this review, several of the investments previously classified as level 2 are classified as level 1 as of December 31, 2011.

4. Investments

The Company’s investments (other than pension assets) consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
December 31, 2011
Trading equity securities	$3,160	$81	$79	$3,162
Trading debt securities	7,761	211	71	7,901
Total	$10,921	$292	$150	$11,063
December 31, 2010
Trading equity securities	$3,089	$154	$7	$3,236
Trading debt securities	9,393	266	67	9,592
Total	$12,482	$420	$74	$12,828

The trading equity investments noted above are valued at their estimated fair value based on their quoted market prices and the debt securities are valued based upon a mix of observable market prices and model driven prices derived from a matrix of observable market prices for assets with similar characteristics obtained from a nationally recognized third party pricing service. Additionally, a significant portion of the trading equity securities are in equity money market and mutual funds and also comprise a portion of the Company’s liability under its SERP. See Note 12, Pension and Retirement Plans, for additional information on these investments and the SERP.

Trading debt securities are comprised mainly of marketable debt securities held by Astec Insurance. Astec Insurance has an investment strategy that focuses on providing regular and predictable interest income from a diversified portfolio of high-quality fixed income securities. At December 31, 2011 and 2010, $1,324,000 and $1,156,000, respectively, of trading debt securities were due to mature within twelve months and, accordingly, are included in other current assets.

Net unrealized gains or (losses) incurred during 2011, 2010 and 2009, respectively, on investments still held as of the end of each reporting period, amounted to ($77,000), $219,000 and $1,015,000.

5. Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Current U.S. accounting guidance provides that goodwill and indefinite-lived intangible assets be tested for impairment at least annually. The Company performs the required valuation procedures each year as of December 31 after the following year’s forecasts are submitted and reviewed. The valuations performed in 2011 and 2010 indicated no impairment of goodwill.

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

The valuations performed in 2009 indicated possible impairment in two of the Company’s reporting units which necessitated further testing to determine the amount of impairment. As a result of the additional testing, 100% of the goodwill in the two reporting units was determined to be impaired. As there are no observable inputs available (Level 3), the Company estimates fair value of the reporting units based upon a combination of discounted cash flows and market approaches. Weighted average cost of capital assumptions used in the calculations ranged from 13% to 22%. A terminal growth rate of 3% was also assumed. The $16,716,000 related impairment is included in goodwill and other intangible asset impairment charges in the consolidated statements of income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying amount of goodwill by reporting segment during the years ended December 31, 2011 and 2010 are as follows (in thousands):

	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	Other	Total
Balance, December 31, 2009	$5,922	$6,339	$1,646	$--	$--	$13,907

Balance, December 31, 2010	5,922	6,339	1,646	--	--	13,907
Business acquisition	--	--	1,171	--	--	1,171
Foreign currency translation	--	--	(89)	--	--	(89)
Balance, December 31, 2011	$5,922	$6,339	$2,728	$--	$--	$14,989

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

As a result of certain aviation equipment being classified as held for sale, an impairment charge of $2,304,000 was recorded in 2011 in selling, general and administrative expenses by the All Others Group to reduce the carrying value of the asset to its fair value as determined based upon the industry blue book valuations of used aircraft (level 3 in the fair value hierarchy). The $800,000 carrying value of these assets held for sale is included in other current assets in the Company’s December 31, 2011 consolidated balance sheet. Additional impairment charges of $394,000 were recorded in 2011 related to long-lived assets and other charges related to inventory valuation of $1,845,000 were included in cost of sales in the Underground Group due to the sale of the utility product line assets. An additional impairment charge of $26,000 was recorded in 2011 by the Asphalt Group related to long-lived assets.

As a result of the Company’s 2009 periodic review of the recoverability of intangible assets, the Company recorded an impairment loss of $320,000 of which $286,000 was attributed to a dealer network and customer relationships in the Underground Group and $34,000 was attributed to patents in the All Others Group. This expense is included in “Goodwill and other intangible asset impairment charges” in the consolidated statements of income.

Amortization expense on intangible assets was $573,000, $598,000 and $693,000 for 2011, 2010 and 2009, respectively. Intangible assets, which are included in other long-term assets on the accompanying consolidated balance sheets, consisted of the following at December 31, 2011 and 2010 (in thousands):

	2011			2010
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable assets:
Dealer network and customer relationships	$7,635	$(1,069)	$6,566	$3,620	$(830)	$2,790
Other	1,667	(446)	1,221	1,624	(1,130)	494
Total amortizable assets	9,302	(1,515)	7,787	5,244	(1,960)	3,284
Non-amortizable assets:
Trade names	2,003	--	2,003	2,003	--	2,003
Total	$11,305	$(1,515)	$9,790	$7,247	$(1,960)	$5,287

Intangible asset amortization expense is expected to be $1,738,000, $990,000, $855,000, $813,000 and $697,000 in the years ending December 31, 2012, 2013, 2014, 2015 and 2016, respectively, and $2,694,000 thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31
	2011	2010
Land	$13,052	$7,968
Building and land improvements	134,513	118,650
Manufacturing and office equipment	209,939	196,130
Aviation equipment	14,830	15,449
Less accumulated depreciation	(184,316)	(169,955)
Total	$188,018	$168,242

Depreciation expense was $18,551,000, $18,022,000 and $17,752,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

8. Leases

The Company leases certain land, buildings and equipment for use in its operations under various operating leases. Total rental expense charged to operations under operating leases was approximately $2,493,000, $2,380,000 and $2,794,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Minimum rental commitments for all noncancelable operating leases at December 31, 2011 are as follows (in thousands):

2012	$1,519
2013	544
2014	327
2015	157
2016	118
Thereafter	6
$2,671

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Debt

During April 2007, the Company entered into an unsecured credit agreement with Wachovia Bank, National Association (“Wachovia”) whereby Wachovia has extended to the Company an unsecured line of credit of up to $100,000,000 including a sub-limit for letters of credit of up to $15,000,000. Wachovia has subsequently been acquired by Wells Fargo Bank, N.A. (“Wells Fargo”) and therefore the credit agreement is now with Wells Fargo.

The Wells Fargo credit facility had an original term of three years with two one-year extensions available. Early in 2010, the Company exercised the final extension bringing the new loan maturity date to May 2012. The interest rate for borrowings is a function of the Adjusted LIBOR Rate or Adjusted LIBOR Market Index Rate, as defined, as elected by the Company, plus a margin based upon a leverage ratio pricing grid ranging between 0.5% and 1.5%. As of December 31, 2011, the applicable margin based upon the leverage ratio pricing grid was equal to 0.5%. The unused facility fee is 0.125%. The Wells Fargo credit facility requires no principal amortization and interest only payments are due, in the case of loans bearing interest at the Adjusted LIBOR Market Index Rate, monthly in arrears and, in the case of loans bearing interest at the Adjusted LIBOR Rate, at the end of the applicable interest period. The related interest rate was 0.795% and 0.76% at December 31, 2011 and 2010, respectively. The Wells Fargo credit agreement contains certain financial covenants including a minimum fixed charge coverage ratio, minimum tangible net worth and maximum allowed capital expenditures. At December 31, 2011, the Company had no borrowings outstanding under the Wells Fargo credit facility but did have letters of credit outstanding totaling $12,360,000, resulting in borrowing availability of $87,640,000 on the credit facility. The Company was in compliance with the covenants under its credit facility as of December 31, 2011.

The Company’s South African subsidiary, Osborn Engineered Products SA (Pty) Ltd, (“Osborn”) has a credit facility of $9,257,000 (ZAR 75,000,000) to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of December 31, 2011, Osborn had no outstanding borrowings under the credit facility, but $4,137,000 in performance, advance payment and retention guarantees were issued under the facility. The facility is secured by Osborn’s buildings and improvements, accounts receivable and cash balances and a $2,000,000 letter of credit issued by the parent Company. As of December 31, 2011, Osborn had available credit under the facility of $5,120,000. The facility has an ongoing, indefinite term subject to periodic reviews by the bank. The interest rate is the South Africa prime rate which was 9.00% at December 31, 2011 and 2010. The unused facility fee is 0.793%.

The Company’s Australian subsidiary, Astec Australia Pty Ltd (“Astec Australia”) has a credit facility to finance short-term working capital needs of $813,000 (AUD 800,000) and banking arrangements to finance foreign exchange dealer limit orders of up to $3,809,000 (AUD 3,750,000), secured by cash balances in the amount of $762,000 (AUD 750,000) and a $1,600,000 letter of credit issued by the parent Company. No amounts were outstanding under the credit facility at December 31, 2011. The interest rate is the Australian adjusted Bank Business Rate plus a margin of 1.05%. The interest rate was 12.01% and 12.46% at December 31, 2011 and 2010, respectively.

10. Product Warranty Reserves

The Company warrants its products against manufacturing defects and performance to specified standards. The warranty period and performance standards vary by product, but generally range from three months to one year or up to a specified number of hours of operation. The Company estimates the costs that may be incurred under its warranties and records a liability at the time product sales are recorded. The warranty liability is primarily based on historical claim rates, nature of claims and the associated costs.

Changes in the Company’s product warranty liability during 2011, 2010 and 2009 are as follows (in thousands):

	2011	2010	2009
Reserve balance, beginning of year	$9,891	$8,714	$10,050
Warranty liabilities accrued	13,029	13,365	10,908
Warranty liabilities settled	(10,567)	(12,270)	(12,416)
Other	310	82	172
Reserve balance, end of year	$12,663	$9,891	$8,714

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Accrued Loss Reserves

The Company accrues reserves for losses related to known workers’ compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company. The undiscounted reserves are actuarially determined based on the Company’s evaluation of the type and severity of individual claims and historical information, primarily its own claim experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. Total accrued loss reserves at December 31, 2011 were $8,692,000 compared to $8,044,000 at December 31, 2010, of which $4,913,000 and $4,248,000 was included in other long-term liabilities at December 31, 2011 and 2010, respectively.

12. Pension and Retirement Plans

Prior to December 31, 2003, all employees of the Company’s Kolberg-Pioneer, Inc. subsidiary were covered by a defined benefit pension plan. After December 31, 2003, all benefit accruals under the plan ceased and no new employees could become participants in the plan. Benefits paid under this plan are based on years of service multiplied by a monthly amount. The Company’s funding policy for the plan is to make the minimum annual contributions required by applicable regulations.

The Company’s investment strategy for the plan is to earn a rate of return sufficient to match or exceed the long- term growth of pension liabilities. The investment policy states that the Plan Committee in its sole discretion shall determine the allocation of plan assets among the following four asset classes: cash equivalents, fixed- income securities, domestic equities and international equities. The Plan Committee attempts to ensure adequate diversification of the invested assets through investment in an exchange traded mutual fund that invests in a diversified portfolio of stocks, bonds and money market securities.

The following provides information regarding benefit obligations, plan assets and the funded status of the plan (in thousands, except as noted *):

	Pension Benefits
	2011	2010
Change in benefit obligation
Benefit obligation, beginning of year	$11,454	$10,739
Interest cost	604	607
Actuarial loss	2,141	603
Benefits paid	(500)	(495)
Benefit obligation, end of year	13,699	11,454
Accumulated benefit obligation	$13,699	$11,454
Change in plan assets
Fair value of plan assets, beginning of year	$9,376	$7,896
Actual gain on plan assets	19	1,003
Employer contribution	483	972
Benefits paid	(500)	(495)
Fair value of plan assets, end of year	9,378	9,376
Funded status, end of year	$(4,321)	$(2,078)
Amounts recognized in the consolidated balance sheets
Noncurrent liabilities	$(4,321)	$(2,078)
Net amount recognized	$(4,321)	$(2,078)
Amounts recognized in accumulated other comprehensive income consist of
Net loss	$6,567	$3,960
Net amount recognized	$6,567	$3,960
Weighted average assumptions used to determine benefit obligations as of December 31*
Discount rate	4.46%	5.40%
Expected return on plan assets	7.00%	8.00%
Rate of compensation increase	N/A	N/A

The measurement date used for the plan was December 31.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In determining the expected return on plan assets, the historical experience of the plan assets, the current and expected allocation of the plan assets and the expected long-term rates of return were considered.

All assets in the plan are invested in an exchange traded mutual fund. The allocation of assets within the mutual fund as of the measurement date (December 31) and the target asset allocation ranges by asset category are as follows:

	Actual Allocation		2011 & 2010 Target
Asset Category	2011	2010	Allocation Ranges
Equity securities	63.5%	63.8%	53 - 73%
Debt securities	32.7%	30.3%	21 - 41%
Money market funds	3.8%	5.9%	0 - 15%
Total	100.0%	100.0%

Net periodic benefit cost for 2011, 2010 and 2009 included the following components (in thousands, except as noted *):

	Pension Benefits
	2011	2010	2009
Components of net periodic benefit cost
Interest cost	$604	$607	$613
Expected return on plan assets	(741)	(610)	(531)
Amortization of net loss	257	255	301
Net periodic benefit cost	$120	$252	$383
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss (gain)	$2,864	$210	$(344)
Amortization of net loss	(257)	(255)	(301)
Total recognized in other comprehensive income	2,607	(45)	(645)
Total recognized in net periodic benefit cost and other comprehensive income	$2,727	$207	$(262)
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31*
Discount rate	5.40%	5.78%	6.19%
Expected return on plan assets	8.00%	8.00%	8.00%

The Company expects to contribute $349,000 to the plan during 2012.

Amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit cost in 2012 for the amortization of a net loss is $502,000.

The following estimated future benefit payments are expected to be paid in the years indicated (in thousands):

Pension Benefits
2012	$570
2013	590
2014	670
2015	690
2016	720
2017 - 2021	4,110

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company sponsors a 401(k) defined contribution plan to provide eligible employees with additional income upon retirement. The Company’s contributions to the plan are based on employee contributions. The Company’s contributions totaled $4,515,000, $3,866,000, and $3,982,000 in 2011, 2010 and 2009, respectively.

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

Assets of the SERP consist of the following (in thousands):

	December 31, 2011		December 31, 2010
	Cost	Market	Cost	Market
Company stock	$2,487	$3,354	$2,217	$3,133
Equity securities	2,696	2,722	2,549	2,674
Total	$5,183	$6,076	$4,766	$5,807

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

The change in the fair market value of Company stock held in the SERP results in a charge or credit to selling, general and administrative expenses in the consolidated statements of income because the acquisition cost of the Company stock in the SERP is recorded as a reduction of shareholders’ equity and is not adjusted to fair market value; however, the related liability is adjusted to the fair market value of the stock as of each period end. The Company recognized income of $45,000 and $399,000 in 2011 and 2009 and expense of $539,000 in 2010, respectively, related to the change in the fair value of the Company stock held in the SERP.

13. Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency risk. From time to time the Company’s foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates. The fair value of the derivative financial instrument is recorded on the Company’s balance sheet and is adjusted to fair value at each measurement date. The changes in fair value are recognized in the consolidated statements of income in the current period. The Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes. The average U.S. dollar equivalent notional amount of outstanding foreign currency exchange contracts was $12,565,000 during 2011. At December 31, 2011, the Company reported $307,000 of derivative assets in other current assets and $50,000 of derivative liabilities in other current liabilities. The Company reported $1,221,000 of derivative liabilities in other accrued liabilities and $30,000 in other long-term liabilities as of December 31, 2010. The Company recognized, as a component of cost of sales, net losses on the change in fair value of derivative financial instruments of $144,000, $1,473,000 and $20,000 for the years ended December 31, 2011, 2010 and 2009, respectively. There were no derivatives that were designated as hedges at December 31, 2011 or 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes

For financial reporting purposes, income before income taxes includes the following components (in thousands):

	2011	2010	2009
United States	$51,711	$39,729	$13,999
Foreign	7,590	8,974	(2,758)
Income before income taxes	$59,301	$48,703	$11,241

The provision for income taxes consists of the following (in thousands):

	2011	2010	2009
Current provision:
Federal	$16,633	$12,145	$6,608
State	3,149	2,352	924
Foreign	1,481	2,131	221
Total current provision	21,263	16,628	7,753
Deferred provision (benefit):
Federal	(1,777)	(802)	867
State	(625)	(22)	698
Foreign	420	327	(1,183)
Total deferred provision (benefit)	(1,982)	(497)	382
Total provision:
Federal	14,856	11,343	7,475
State	2,524	2,330	1,622
Foreign	1,901	2,458	(962)
Total provision	$19,281	$16,131	$8,135

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
The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. A reconciliation of the provision for income taxes at the statutory federal income tax rate to the amount provided is as follows (in thousands):

	2011	2010	2009
Tax at the statutory federal income tax rate	$20,755	$17,046	$3,935
Qualified production activity deduction	(1,178)	(720)	(187)
State income tax, net of federal income tax	1,640	1,514	1,054
Goodwill and intangible asset impairment charges	--	--	2,114
Other permanent differences	193	290	116
Research and development tax credits	(2,134)	(1,849)	(454)
Change in valuation allowance	62	218	909
Other items	(57)	(368)	648
Income tax provision	$19,281	$16,131	$8,135

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31
	2011	2010
Deferred tax assets:
Inventory	$8,468	$6,625
Warranty reserves	3,868	3,240
Bad debt reserves	834	559
State tax loss carryforwards	1,706	1,585
Other	10,268	7,683
Valuation allowances	(2,030)	(1,968)
Total deferred tax assets	23,114	17,724
Deferred tax liabilities:
Property and equipment	20,262	18,022
Other	1,979	2,016
Total deferred tax liabilities	22,241	20,038
Net deferred tax asset (liability)	$873	$(2,314)

As of December 31, 2011, the Company has state net operating loss carryforwards of $36,870,000 for tax purposes, which will be available to offset future taxable income. If not used, these carryforwards will expire between 2012 and 2025. A significant portion of the valuation allowance for deferred tax assets relates to the future utilization of state net operating loss carryforwards. Future utilization of these net operating loss carryforwards is evaluated by the Company on a periodic basis and the valuation allowance is adjusted accordingly. In 2011, the deferred tax valuation allowance on these carryforwards was increased by $125,000 based upon the projected ability of certain entities to utilize their state net operating loss carryforwards. Additionally, prior to 2011, the Company determined that the recovery of certain other deferred tax assets was uncertain. The valuation allowance for these deferred tax assets was decreased by $63,000 in 2011.

Any undistributed earnings of the Company’s Canadian subsidiary, Breaker Technology Ltd., are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes is provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to Canada. There are no such undistributed earnings as of December 31, 2011.

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by authorities for years prior to 2008. With few exceptions, the Company is no longer subject to state and local or non-U.S. income tax examinations by authorities for years prior to 2005.

At December 31, 2011, the Company has a liability for unrecognized tax benefits of $949,000 which includes accrued interest and penalties of $201,000. The Company had a liability recorded for unrecognized tax benefits at December 31, 2010 of $570,000 which included accrued interest and penalties of $83,000. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized tax costs of $118,000 in 2011 and tax benefits of $14,000 in 2010 for penalties and interest related to amounts representing additional liabilities in 2011 and related to amounts that were settled for less than previously accrued in 2010. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate is $807,000 and $515,000 at December 31, 2011 and 2010, respectively. The Company does not expect a significant increase or decrease to the total amount of unrecognized tax benefits within the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending unrecognized tax benefits is as follows (in thousands):

	2011	2010	2009
Balance, beginning of year	$570	$675	$939
Additions for tax positions related to the current year	224	142	106
Additions for tax positions related to prior years	263	74	190
Reductions due to lapse of statutes of limitations	(108)	(132)	(253)
Decreases related to settlements with tax authorities	--	(189)	(307)
Balance, end of year	$949	$570	$675

The December 31, 2011 balance of unrecognized tax benefits includes no tax positions for which the ultimate deductibility is highly certain but the timing of such deductibility is uncertain. Accordingly, there is no related impact to the deferred tax accounting.

15. Contingent Matters

Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of $3,537,000 and $3,037,000 at December 31, 2011 and 2010, respectively. At December 31, 2011, the maximum potential amount of future payments for which the Company would be liable is equal to $3,537,000. These arrangements also provide that the Company will receive the lender’s full security interest in the equipment financed if the Company is required to fulfill its contingent liability under one of these arrangements. The Company has recorded a liability of $343,000 related to these guarantees at December 31, 2011.

In addition, the Company is contingently liable under letters of credit issued by Wells Fargo totaling $12,360,000 as of December 31, 2011, including a $1,600,000 and a $2,000,000 letter of credit issued on behalf of Astec Australia and Osborn, respectively, two of the Company’s foreign subsidiaries. The outstanding letters of credit expire at various dates through October 2013. As of December 31, 2011, Osborn is contingently liable for a total of $4,137,000 in performance advance payment and retention guarantees. As of December 31, 2011, the maximum potential amount of future payments under these letters of credit and guarantees for which the Company could be liable is $16,497,000.

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

During 2004, the Company received notice from the Environmental Protection Agency that it may be responsible for a portion of the costs incurred in connection with an environmental cleanup in Illinois. The discharge of hazardous materials and associated cleanup relate to activities occurring prior to the Company’s acquisition of Barber-Greene in 1986. The Company believes that over 300 other parties have received similar notice. At this time, the Company cannot predict whether the EPA will seek to hold the Company liable for a portion of the cleanup costs or the amount of any such liability. The Company has not recorded a liability with respect to the matter because no estimate of the amount of any such liability can be made at this time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Shareholders’ Equity

Under terms of the Company’s employee stock option plans, officers and certain other employees were granted options to purchase the Company’s common stock at no less than 100% of the market price on the date the option was granted. No additional options can be granted under these plans; however the Company has reserved unissued shares of common stock for exercise of the 44,330 unexercised and outstanding options as of December 31, 2011 under these employee plans. All options granted under these plans vested prior to 2007.

In addition, a Non-employee Directors Stock Incentive Plan has been established to allow non-employee directors to have a personal financial stake in the Company through an ownership interest. Directors may elect to receive their annual retainer in cash, common stock, deferred stock or stock options. Options granted under the Non-employee Directors Stock Incentive Plan vest and become fully exercisable immediately. All stock options have a 10-year term. The shares reserved under the 1998 Non-employee Directors Stock Plan total 135,802 as of December 31, 2011 of which 127,949 shares are available for future grants of stock or deferred stock to directors. No additional options can be granted under this plan. The fair value of stock awards granted to non-employee directors totaled $239,000, $189,000 and $203,000 during 2011, 2010 and 2009, respectively.

A summary of the Company’s stock option activity and related information for the year ended December 31, 2011 follows:

	Options	Weighted Average Exercise Price	Remaining Contractual Life	Intrinsic Value
Options outstanding, beginning of year	100,476	$17.82
Options exercised	(48,293)	16.76
Options outstanding, end of year	52,183	18.79	3.04 Years	$704,000
Options exercisable, end of year	52,183	$18.79	3.04 Years	$704,000

The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $870,000, $1,525,000 and $125,000, respectively. Cash received from options exercised during the years ended December 31, 2011, 2010 and 2009, totaled $810,000, $1,431,000 and $880,000, respectively and is included in the accompanying consolidated statements of cash flows as a financing activity. The excess tax benefit realized from the exercise of these options totaled $310,000, $579,000 and $50,000, respectively for the years ended December 31, 2011, 2010 and 2009. No stock options were granted or vested nor was any stock option expense recorded during the three years ended December 31, 2011. As of December 31, 2011, 2010 and 2009, there were no unrecognized compensation costs related to stock options previously granted.

In August 2006, the Compensation Committee of the Board of Directors implemented a five-year plan to award key members of management restricted stock units (“RSU’s”) each year. The details of the plan were formulated under the 2006 Incentive Plan approved by the Company’s shareholders in their annual meeting held in April 2006. The plan allowed up to 700,000 shares to be granted to employees. RSU’s granted each year was determined based upon the performance of individual subsidiaries and consolidated annual financial performance. Additional RSU’s were granted in 2011 based upon cumulative five-year performance. Generally, each award vests at the end of five years from the date of grant, or at the time a recipient retires after reaching age 65, if earlier. No additional RSU’s are expected to be granted under this plan. In early 2011, a subsequent plan was formulated under the Company’s 2011 Incentive Plan which was approved by the Company’s shareholders in their annual meeting held in April 2011. This plan also allows the Company to grant up to 700,000 RSU’s to employees and will operate in a similar fashion to the 2006 Incentive Plan for each of the five years ending December 31, 2015. The fair value of the RSU’s that vested during 2011 was $406,000. No RSU’s vested during 2010 or 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RSU’s granted in 2007 through 2011 and expected to be granted in 2012 for each prior year’s performance and RSU’s expected to be granted in 2016 for five-year cumulative performance are as follows:

Actual or Anticipated Grant Date	Performance Period	Original	Forfeitures	Vested	Net	Fair Value Per RSU
March, 2007	2006	71,100	7,979	2,750	60,371	$38.76
February, 2008	2007	74,800	1,105	2,600	71,095	$38.52
February, 2009	2008	69,200	300	900	68,000	$22.22
February, 2010	2009	51,000	--	500	50,500	$24.29
February, 2011	2010	65,000	--	4,360	60,640	$34.33
February, 2011	2006-2010	58,495	--	1,847	56,648	$34.33
February, 2012	2011	33,331	--	--	33,331	$32.21
February, 2016	2011-2016	33,331	--	--	33,331	$32.21
Total		456,257	9,384	12,957	433,916

Compensation expense of $2,602,000, $2,206,000, and $1,204,000 was recorded in the years ended December 31, 2011, 2010 and 2009, respectively, to reflect the fair value of the original RSU’s granted or anticipated to be granted less estimated forfeitures, amortized over the portion of the vesting period occurring during the period. Related income tax benefits of $848,000, $731,000 and $433,000 were recorded in 2011, 2010 and 2009, respectively. The fair value of the 66,662 RSU’s expected to be granted in February 2012 and 2016 was based upon the market value of the related stock at December 31, 2011 and will be adjusted to the fair value as of each period end until the grant dates. Based upon the fair value and net RSU’s shown above, it is anticipated that $4,636,000 of additional compensation costs will be recognized in future periods through 2021. The weighted average period over which this additional compensation cost will be expensed is 4.8 years.

Changes in restricted stock units during the year ended December 31, 2011 are as follows:

2011
Unvested restricted stock units, beginning of year	255,916
Restricted stock units granted	123,495
Restricted stock units forfeited	(400)
Restricted stock units vested	(11,757)
Unvested restricted stock units, end of year	367,254

The grant date fair value of the restricted stock units granted during 2011, 2010 and 2009 was $4,240,000, $1,239,000 and $1,538,000, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Underground Group - This segment consists of three business units that design, engineer, manufacture and market auger boring machines, directional drills, fluid/mud systems, chain and wheel trenching equipment, rock saws, road miners, geothermal drills and oil and natural gas drills. The principal purchasers of these products are pipeline and utility contractors and oil and natural gas drillers.

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

Segment information for 2011 (in thousands)
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$260,404	$333,278	$187,988	$84,771	$89,288	$955,729
Intersegment revenues	24,925	25,219	18,629	5,274	--	74,047
Interest expense	14	3	5	3	168	193
Depreciation and amortization	4,268	6,932	2,788	2,820	2,451	19,259
Income taxes	1,401	1,834	1,009	(593)	15,630	19,281
Segment profit (loss)	29,310	31,493	26,485	(7,106)	(38,216)	41,966

Segment assets	370,137	359,931	155,676	134,376	408,903	1,429,023
Capital expenditures	9,172	8,138	6,678	945	11,197	36,130

Segment information for 2010 (in thousands)
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$226,419	$256,400	$166,436	$60,105	$61,975	$771,335
Intersegment revenues	14,391	24,294	13,471	3,228	--	55,384
Interest expense	84	52	66	13	137	352
Depreciation and amortization	4,176	6,714	2,806	2,776	2,256	18,728
Income taxes	1,489	2,436	993	(558)	11,771	16,131
Segment profit (loss)	28,672	16,578	23,234	(8,092)	(27,138)	33,254

Segment assets	342,813	335,008	137,744	96,577	367,474	1,279,616
Capital expenditures	2,399	4,271	3,951	345	370	11,336

Segment information for 2009 (in thousands)
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$258,527	$218,332	$136,836	$67,353	$57,046	$738,094
Intersegment revenues	14,309	23,497	8,194	314	--	46,314
Interest expense	17	242	52	5	221	537
Depreciation and amortization	4,440	6,472	2,787	2,763	2,214	18,676
Goodwill and other intangible asset impairment charge	--	10,909	--	286	5,841	17,036
Income taxes	1,675	(1,230)	570	(754)	7,874	8,135
Segment profit (loss)	33,455	(172)	13,374	(14,560)	(29,614)	2,483

Segment assets	325,827	314,288	122,047	97,672	301,219	1,161,053
Capital expenditures	2,512	5,903	2,109	6,635	304	17,463

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The totals of segment information for all reportable segments reconciles to consolidated totals as follows (in thousands):

	2011	2010	2009
Sales
Total external sales for reportable segments	$866,441	$709,360	$681,048
Intersegment sales for reportable segments	74,047	55,384	46,314
Other sales	89,288	61,975	57,046
Elimination of intersegment sales	(74,047)	(55,384)	(46,314)
Total consolidated sales	$955,729	$771,335	$738,094
Net income attributable to controlling interest
Total profit for reportable segments	$80,182	$60,392	$32,097
Other losses	(38,216)	(27,138)	(29,614)
Net income attributable to non-controlling interest	(102)	(142)	(38)
(Elimination) recapture of intersegment profit	(1,946)	(682)	623
Total consolidated net income attributable to controlling interest	$39,918	$32,430	$3,068
Assets
Total assets for reportable segments	$1,020,120	$912,142	$859,834
Other assets	408,903	367,474	301,219
Elimination of intercompany profit in inventory	(3,890)	(1,944)	(1,263)
Elimination of intercompany receivables	(461,721)	(435,980)	(389,129)
Elimination of investment in subsidiaries	(160,988)	(119,562)	(119,562)
Other eliminations	(85,541)	(72,491)	(60,198)
Total consolidated assets	$716,883	$649,639	$590,901
Interest expense
Total interest expense for reportable segments	$25	$215	$316
Other interest expense	168	137	221
Total consolidated interest expense	$193	$352	$537
Depreciation and amortization
Total depreciation and amortization for reportable segments	$16,808	$16,472	$16,462
Other depreciation and amortization	2,451	2,256	2,214
Total consolidated depreciation and amortization	$19,259	$18,728	$18,676
Capital expenditures
Total capital expenditures for reportable segments	$24,933	$10,966	$17,159
Other capital expenditures	11,197	370	304
Total consolidated capital expenditures	$36,130	$11,336	$17,463

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales into major geographic regions were as follows (in thousands):

	2011	2010	2009

United States	$561,378	$476,928	$465,473
Asia	11,678	5,797	19,037
Southeast Asia	8,605	4,845	4,498
Europe	41,464	19,395	23,807
South America	76,646	43,598	28,900
Canada	88,570	81,839	73,657
Australia	52,150	24,804	22,623
Africa	65,813	60,838	50,368
Central America	14,130	15,549	10,376
Middle East	22,446	24,863	25,878
West Indies	5,461	5,698	4,770
Other	7,388	7,181	8,707
Total foreign	394,351	294,407	272,621
Total consolidated sales	$955,729	$771,335	$738,094

Long-lived assets by major geographic region are as follows (in thousands):

	December 31
	2011	2010
United States	$173,271	$154,918
Canada	3,525	3,384
Germany	2,559	--
Africa	7,930	8,117
Australia	9,526	4,533
Total foreign	23,540	16,034
Total	$196,811	$170,952

18. Accumulated Other Comprehensive Income

The balance of related after-tax components comprising accumulated other comprehensive income is summarized below (in thousands):

	December 31
	2011	2010
Foreign currency translation adjustment	$4,851	$10,345
Unrecognized pension and post-retirement benefit cost, net of tax of $2,482 and $1,506, respectively	(4,010)	(2,299)
Accumulated other comprehensive income	$841	$8,046

19. Other Income (Expense) - Net

Other income (expense), net consists of the following (in thousands):

	2011	2010	2009
Investment income	$27	$129	$615
Licensing fees	449	230	215
Other	608	316	307
Total	$1,084	$675	$1,137

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Business Combinations

On August 10, 2011, the Company purchased substantially all of the assets of Protec Technology and Machinery GmbH (“Protec”), a German corporation; Construction Machinery GmbH (“Construction Machinery”), a German corporation; and Protec Technology Ltd.(“Protec, Ltd.”), a Hong Kong corporation for $3,000,000. The Company formed a new subsidiary, Astec Mobile Machinery GmbH, located in Hameln, Germany to operate the acquired businesses. The new Company designs, manufactures and distributes equipment for the Company’s Mobile Asphalt Group in markets outside of the United States.

On October 1, 2011, the Company acquired the GEFCO and STECO divisions of Blue Tee Corp. for $30,407,000. The Company formed a new subsidiary, GEFCO, Inc., to operate the acquired businesses from their existing Enid, Oklahoma facilities. This purchase resulted in the recognition of $3,877,000 of amortizable intangible assets which consist of trade names (15 year useful life) and customer relationships (8 year useful life). The effective date of the purchase was October 1, 2011, and the results of GEFCO Inc.’s operations have been included in the consolidated financial statements since that date. During January 2012, the purchase price allocation was finalized and funds previously held in escrow have been distributed.

GEFCO (formerly known as George E. Failing Company) was established in 1931 and was a leading manufacturer of portable drilling rigs and related equipment for the water well, environmental, groundwater monitoring, construction, mining and shallow oil & gas exploration and production industries. STECO, which began in the late 1950’s, was a manufacturer of transfer and dump trailers for the solid waste, construction and demolition industries. STECO was a pioneer in the development and production of hydraulic dump trailers. GEFCO, Inc. will continue to manufacture Failing, SpeedStar, King Oil Tools and STECO equipment.

The revenue and pre-tax income of Protec, Protec, Ltd., Construction Machinery, GEFCO and STECO were not significant in relation to the Company’s 2011 financial statements and would not have been significant on a pro forma basis to any earlier periods.

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

2011 Board of Directors

J. Don Brock, PhD
Chairman of the Board, President and
Chief Executive Officer of Astec Industries, Inc.

James B. Baker
Managing Partner of River Associates LLC

Phillip E. Casey
Former Chairman of the Board of Directors of
Gerdau Ameristeel Corporation

William G. Dorey
Former CEO and President of
Granite Construction Incorporated

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
    William G. Dorey
    Daniel K. Frierson
    William B. Sansom
    Glen E. Tellock

Audit Committee: James B. Baker Phillip E. Casey William D. Gehl William B. Sansom Glen E. Tellock

Compensation Committee:
    James B. Baker
    Phillip E. Casey
    William G. Dorey
    William D. Gehl

CORPORATE EXECUTIVE OFFICERS

J. Don Brock, PhD
    Chairman of the Board President and CEO

David C. Silvious, CPA
    Vice President, CFO and Treasurer

Stephen C. Anderson
    V.P. of Administration, Corporate Secretary
    and Director of Investor Relations

Robin A. Leffew
    Corporate Controller

Thomas R. Campbell
    Group Vice President
    Mobile Asphalt Paving and Underground Groups

W. Norman Smith
    Group Vice President
    Asphalt Group

Richard A. Patek
    Group Vice President
    Aggregate and Mining Group

Joseph P. Vig
    Group Vice President
    AggReCon Group

F. McKamy Hall, CPA
    V.P. of Business Development

SUBSIDIARY OFFICERS

Michael A. Bremmer
    President
    CEI Enterprises, Inc.

Benjamin G. Brock
    President
    Astec, Inc.

Thomas R. Campbell
    Managing Director
    Astec Mobile Machinery GmbH

Frank D. Cargould
    President
    Breaker Technology Ltd.
    Breaker Technology, Inc.

Joe K. Cline
    President
    Astec Underground, Inc.

Chris E. Colwell
    President
    Carlson Paving Products, Inc.

Larry R. Cumming
    President
    Peterson Pacific Corp.

Richard J. Dorris
    President
    Heatec, Inc.

Jeffery J. Elliott
    President
    Johnson Crushers International, Inc.

Timothy D. Gonigam
    President
    Astec Mobile Screens, Inc.

D. Aaron Harmon
    President
    GEFCO, Inc.

Tom Kruger
    Managing Director
    Osborn Engineered Products SA (Pty) Ltd

Richard A. Patek
    President
    Telsmith, Inc.

James F. Pfeiffer
    President
    American Augers, Inc.

Jeffrey L. Richmond
    President
    Roadtec, Inc.

David H. Smale
    General Manager
    Astec Australia Pty Ltd

Joseph P. Vig
    President
    Kolberg-Pioneer, Inc.

OTHER INFORMATION

Transfer Agent    Computershare
          480 Washington Blvd., Jersey City, NJ 07310
          800.617.6437, www.bnymellon.com/shareowner/equityaccess

Stock Exchange     NASDAQ, National Market - ASTE

Auditors          Ernst & Young LLP, Chattanooga, TN

General Counsel       Chambliss, Bahner & Stophel, P.C., Chattanooga, TN
and Litigation

Securities Counsel               Alston & Bird LLP, Atlanta, GA

Investor Relation                   Stephen C. Anderson, Director, 423.553.5934

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

The Annual Meeting will be held on May 3, 2012 at 10:00 A.M., EST in the Training Center at Astec, Inc. located at 4101 Jerome Avenue, Chattanooga, TN 37407.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Astec Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ASTEC INDUSTRIES, INC. (Registrant)

BY: /s/ J. Don Brock
J. Don Brock, Chairman of
the Board and President

Date: February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ J. Don Brock J. Don Brock	Chairman of the Board and President (Principal Executive Officer)	February 29, 2012

/s/ David C. Silvious David C. Silvious	Chief Financial Officer, Vice President and Treasurer (Principal Financial and Accounting Officer)	February 29, 2012

/s/ W. Norman Smith	Director	February 23, 2012
W. Norman Smith

/s/ William B. Sansom	Director	February 23, 2012
William B. Sansom

/s/ Phillip E. Casey	Director	February 23, 2012
Phillip E. Casey

/s/ Glen E. Tellock	Director	February 23, 2012
Glen E. Tellock

/s/ William D. Gehl	Director	February 23, 2012
William D. Gehl

/s/ Daniel K. Frierson	Director	February 23, 2012
Daniel K. Frierson

/s/ William G. Dorey	Director	February 23, 2012
William G. Dorey

/s/ James B. Baker	Director	February 23, 2012
James B. Baker

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

EXHIBITS FILED WITH ANNUAL REPORT
ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

ASTEC INDUSTRIES, INC.
1725 Shepherd Road
Chattanooga, Tennessee 37421

ASTEC INDUSTRIES, INC.
FORM 10-K
INDEX TO EXHIBITS

Exhibit Number	Description

Exhibit 10.21	Amendment to the Astec Industries, Inc. Supplemental Executive Retirement Plan effective November 1, 2011.

Exhibit 21	Subsidiaries of the Registrant.

Exhibit 23	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase