Form 10-Q
period 2012-03-31
ASTEC INDUSTRIES INC
filed 2012-05-10
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
OR
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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. date.
Class	Outstanding at April 25, 2012
Common Stock, par value $0.20	22,781,173

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

Astec Industries, Inc. Condensed Consolidated Balance Sheets (in thousands)
	March 31, 2012 (unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$41,642	$57,505
Trade receivables, net	109,750	97,941
Other receivables	3,859	4,119
Inventories	313,407	299,065
Prepaid expenses and other	8,077	10,068
Deferred income tax assets	13,899	16,856
Total current assets	490,634	485,554
Property and equipment, net	191,489	188,018
Investments	9,605	9,739
Goodwill	15,021	14,989
Other long-term assets	18,981	18,583
Total assets	$725,730	$716,883
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$56,137	$55,170
Accrued product warranty	12,258	12,663
Customer deposits	37,564	42,287
Accrued payroll and related liabilities	15,629	18,897
Accrued loss reserves	4,474	3,779
Income taxes payable	2,326	-
Other accrued liabilities	20,342	21,226
Total current liabilities	148,730	154,022
Deferred income tax liabilities	16,358	15,983
Other long-term liabilities	17,543	17,695
Total liabilities	182,631	187,700
Shareholders’ equity	542,450	528,577
Non-controlling interest	649	606
Total equity	543,099	529,183
Total liabilities and equity	$725,730	$716,883

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Income (in thousands, except shares and per share data) (unaudited)

	Three Months Ended March 31,
	2012	2011
Net sales	$266,637	$230,189
Cost of sales	205,991	175,485
Gross profit	60,646	54,704
Selling, general, administrative and engineering expenses	41,887	39,489
Income from operations	18,759	15,215
Interest expense	47	36
Other income, net of expenses	850	406
Income before income taxes	19,562	15,585
Income taxes	7,304	5,427
Net income	12,258	10,158
Net income attributable to non-controlling interest	13	14
Net income attributable to controlling interest	$12,245	$10,144

Earnings per common share
Net income attributable to controlling interest:
Basic	$0.54	$0.45
Diluted	$0.53	$0.44
Weighted average number of common shares outstanding:
Basic	22,643,406	22,566,105
Diluted	23,053,873	22,919,430

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Comprehensive Income (in thousands) (unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$12,258	$10,158
Change in unrecognized pension and post retirement benefit costs, net of tax	(25)	(46)
Foreign currency translation adjustments, net of tax	1,700	(1,789)
Comprehensive income	13,933	8,323
Comprehensive income (loss) attributable to non-controlling interest	43	(5)
Comprehensive income attributable to controlling interest	$13,890	$8,328

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$12,258	$10,158
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	5,901	4,642
Provision for doubtful accounts	8	335
Provision for warranties	2,742	2,901
Deferred compensation provision	446	479
Sale of trading securities, net	128	14
Stock-based compensation	61	923
Tax benefit from stock incentive plans	(173)	(9)
Deferred income tax provision (benefit)	2,895	(1,382)
(Gain) loss on disposition of fixed assets	(141)	40
(Increase) decrease in:
Trade and other receivables	(11,351)	(20,053)
Inventories	(18,239)	(19,682)
Prepaid expenses	2,550	1,581
Other assets	(764)	(976)
Increase (decrease) in:
Accounts payable	967	7,631
Accrued product warranty	(3,210)	(2,813)
Customer deposits	(4,723)	986
Income taxes payable	2,499	4,638
Other accrued liabilities	(3,368)	212
Net cash used by operating activities	(11,514)	(10,375)
Cash flows from investing activities:
Expenditures for property and equipment	(5,369)	(3,964)
Proceeds from sale of property and equipment	463	49
Net cash used by investing activities	(4,906)	(3,915)
Cash flows from financing activities:
Tax benefit from stock option exercise	173	9
Supplemental Executive Retirement Plan transactions, net	(58)	(56)
Withholding taxes upon vesting of restricted stock units	(686)	-
Proceeds from exercise of stock options	493	20
Net cash used by financing activities	(78)	(27)
Effect of exchange rates on cash	635	(109)
Net decrease in cash and cash equivalents	(15,863)	(14,426)
Cash and cash equivalents, beginning of period	57,505	94,597
Cash and cash equivalents, end of period	$41,642	$80,171

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc.
Condensed Consolidated Statement of Equity
For the Three Months Ended March 31, 2012
(in thousands, except shares)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accum-ulated Other Compre- hensive Income	Company Shares Held by SERP		Retained Earnings	Non- controlling Interest	Total Equity
Balance, December 31, 2011	22,711,448	$4,542	$132,744	$841		$(2,487)	$392,937	$606	$529,183
Net income							12,245	13	12,258
Foreign currency translation adjustments, net of tax				1,670				30	1,700
Change in unrecognized pension and post retirement costs, net of tax				(25)					(25)
Stock-based compensation	1,242		61						61
Stock issued under incentive plans	68,483	14	652						666
Withholding taxes upon vesting of RSUs			(686)						(686)
SERP transactions, net						(58)			(58)
Balance, March 31, 2012	22,781,173	$4,556	$132,771	$2,486	$	(2,545)	$405,182	$649	$543,099

See Notes to Unaudited Condensed Consolidated Financial Statements

ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Astec Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2011.

The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which results in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  While the FASB stated that for many of the requirements it did not intend for the amendments in the update to result in a change in the application of the requirements of Topic 820, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements.  Additionally, other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The update is effective for interim and annual periods beginning after December 15, 2011 and its amendments must be applied prospectively.  The Company adopted its provisions effective January 1, 2012.  The adoption of this update did not have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” which changes the way companies present other comprehensive income and its components in financial statements. The new standard, which was effective for fiscal years and interim periods beginning after December 15, 2011, require that companies present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted the provisions of this update in its first quarter 2012 financials and has included a separate statement of comprehensive income in these financials statements. As the revised rules deal only with presentation, the adoption of this update did not have an impact on the Company’s financial position or results of operations.

Note 2.  Earnings per Share
Basic earnings per share is determined by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding during each period.  Diluted earnings per share include the potential dilutive effects of options, restricted stock units and shares held in the Company’s Supplemental Executive Retirement Plan.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2012	2011
Numerator:
Net income attributable to controlling interest	$12,245,000	$10,144,000
Denominator:
Denominator for basic earnings per share	22,643,406	22,566,105
Effect of dilutive securities:
Employee stock options and restricted stock units	304,702	254,949
Supplemental Executive Retirement Plan	105,765	98,376
Denominator for diluted earnings per share	23,053,873	22,919,430

Net income attributable to controlling interest per share:
Basic	$0.54	$0.45
Diluted	$0.53	$0.44

A total of 323 and 1,072 options were antidilutive for the three month-periods ended March 31, 2012 and 2011, respectively.  Antidilutive options are not included in the diluted earnings per share computation.

Note 3.  Receivables
Receivables are net of allowances for doubtful accounts of $2,010,000 and $2,398,000 as of March 31, 2012 and December 31, 2011, respectively.

Note 4.  Inventories
Inventories consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials and parts	$135,638	$125,730
Work-in-process	86,221	71,490
Finished goods	73,593	80,157
Used equipment	17,955	21,688
Total	$313,407	$299,065

Note 5.  Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation of $189,503,000 and $184,316,000 as of March 31, 2012 and December 31, 2011, respectively.

Note 6.  Fair Value Measurements
The Company has various financial instruments that must be measured at fair value on a recurring basis, including marketable debt and equity securities held by Astec Insurance Company (“Astec Insurance”), the Company’s captive insurance company, and marketable equity securities held in an unqualified Supplemental Executive Retirement Plan (“SERP”).  The obligations of the Company associated with the financial assets held in the SERP also constitute a liability of the Company for financial reporting purposes.  The Company’s subsidiaries also occasionally enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.

The carrying amount of cash and cash equivalents, trade receivables, other receivables, revolving debt and accounts payable approximates their fair value because of the short-term nature of these instruments.  Investments are carried at their fair value based on quoted market prices for identical or similar assets or, where no quoted prices exist, other observable inputs for the asset.  The fair values of foreign currency exchange contracts are based on quotations from various banks for similar instruments using models with market based inputs.

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

As indicated in the table below (which excludes the Company’s pension assets), the Company has determined that all its financial assets and liabilities at March 31, 2012 and December 31, 2011 are level 1 and level 2 in the fair value hierarchy as defined above (in thousands):

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$991	$-	$-	$991
SERP mutual funds	1,979	-	-	1,979
Preferred stocks	508	-	-	508
Trading debt securities:
Corporate bonds	3,012	895	-	3,907
Municipal bonds	2,036	502	-	2,538
Floating rate notes	512	233	-	745
U.S. Treasury bill	250	-	-	250
Other government bonds	-	293	-	293
Derivative financial instruments	-	28	-	28
Total financial assets	$9,288	$1,951	$-	$11,239

Financial Liabilities:
SERP liabilities	$6,828	$-	$-	$6,828
Derivative financial instruments	-	102	-	102
Total financial liabilities	$6,828	$102	$-	$6,930

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$989	$-	$-	$989
SERP mutual funds	1,732	-	-	1,732
Preferred stocks	441	-	-	441
Trading debt securities:
Corporate bonds	1,649	2,238	-	3,887
Municipal bonds	211	2,880	-	3,091
Floating rate notes	97	233	-	330
U.S. Treasury bill	250	-	-	250
Other government bonds	-	343	-	343
Derivative financial instruments	-	307	-	307
Total financial assets	$5,369	$6,001	$-	$11,370

Financial Liabilities:
SERP liabilities	$6,076	$-	$-	$6,076
Derivative financial instruments	-	50	-	50
Total financial liabilities	$6,076	$50	$-	$6,126

The Company reevaluates the volume of trading activity for each of its investments each quarter and adjusts the level within the fair value hierarchy as needed.  Due to increased trading activity in several of the debt securities held by Astec Insurance, $3,138,000 of investments are classified as Level 1 in the above table as of March 31, 2012 which were classified as Level 2 in the above table as of December 31, 2011.

The Company’s investments (other than pension assets) consist of the following (in thousands):
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
March 31, 2012:
Trading equity securities	$3,242	$237	$1	$3,478
Trading debt securities	7,558	232	57	7,733
	$10,800	$469	$58	$11,211

December 31, 2011:
Trading equity securities	$3,160	$81	$79	$3,162
Trading debt securities	7,761	211	71	7,901
	$10,921	$292	$150	$11,063

The trading equity investments noted above are valued at their fair value based on their quoted market prices, and the debt securities are valued based upon a mix of observable market prices and model driven prices derived from a matrix of observable market prices for assets with similar characteristics obtained from a nationally recognized third party pricing service.  Additionally, a significant portion of the trading equity securities are in equity money market and mutual funds and are also included in the Company’s liability under its SERP.

Trading debt securities are comprised of marketable debt securities held by Astec Insurance. Astec Insurance has an investment strategy that focuses on providing regular and predictable interest income from a diversified portfolio of high-quality fixed income securities. At March 31, 2012 and December 31, 2011, $1,606,000 and $1,324,000, respectively, of trading debt securities were due to mature within twelve months and, accordingly, are included in other current assets.  The financial liabilities related to the SERP shown above are included in other long-term liabilities in the accompanying balance sheets.

Net unrealized gains or losses incurred during the three-month periods ended March 31, 2012 and 2011 on investments still held as of the end of each reporting period amounted to gains of $65,000 and $600,000, respectively.

Note 7.  Debt
On April 12, 2012, the Company and certain of its subsidiaries entered into a new amended and restated credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), whereby Wells Fargo extended to the Company an unsecured line of credit of up to $100,000,000, including a sub-limit for letters of credit of up to $25,000,000.  The new amended and restated credit agreement replaced an expiring $100,000,000 credit facility between the Company and Wells Fargo.  There were no outstanding revolving or term loan borrowings under the expiring credit facility as of March 31, 2012 or at the time of transition.  Letters of credit totaling $13,543,000 were outstanding under the previous agreement as of March 31, 2012, resulting in additional borrowing ability of $86,457,000 on the Wells Fargo credit facility as of March 31, 2012.  The amended and restated agreement expires five years from the date of the agreement.  Borrowings under the agreement are subject to an interest rate equal to the daily one month LIBOR rate plus a 0.75% margin.  The unused facility fee is 0.175%.  Interest only payments are due monthly.

The Company’s South African subsidiary, Osborn Engineered Products SA (Pty) Ltd (“Osborn”), has a credit facility of $9,790,000 (ZAR 75,000,000) to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of March 31, 2012, Osborn had no outstanding borrowings under the credit facility, but $3,374,000 in standby letters of credit and performance, advance payment and retention guarantees were issued under the facility. The facility is secured by Osborn’s buildings and improvements, accounts receivable and cash balances and a $2,000,000 letter of credit issued by the parent Company.  As of March 31, 2012, Osborn had available credit under the facility of $6,416,000. The facility has an ongoing, indefinite term subject to periodic reviews by the bank. The interest rate is the South Africa prime rate, which was 9.00% at March 31, 2012 and December 31, 2011. The unused facility fee is 0.793%.

The Company’s Australian subsidiary, Astec Australia Pty Ltd (“Astec Australia”), has a credit facility to finance short-term working capital needs of $832,000 (AUD 800,000), a bank guarantee facility of $624,000 (AUD 600,000) to facilitate contractual commitments and banking arrangements to finance foreign exchange dealer limit orders of up to $3,901,000 (AUD 3,750,000), secured by cash balances in the amount of $780,000 (AUD 750,000) and a $1,600,000 letter of credit issued by the parent Company.  No amounts were outstanding under the credit facility at March 31, 2012; however, a performance guarantee in the amount of $546,000 was outstanding under the bank guarantee facility as of March 31, 2012.  The interest rate is the Australian adjusted Bank Business Rate plus a margin of 1.05%. The interest rate was 12.10% and 12.01% at March 31, 2012 and December 31, 2011, respectively.

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

Changes in the Company’s product warranty liability for the three-month periods ended March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Reserve balance, beginning of the period	$12,663	$9,891
Warranty liabilities accrued	2,742	2,901
Warranty liabilities settled	(3,210)	(2,804)
Other	63	(9)
Reserve balance, end of the period	$12,258	$9,979

Note 9.  Accrued Loss Reserves
The Company accrues reserves for losses related to known workers’ compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company.  The undiscounted reserves are actuarially determined based on the Company’s evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events.  Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future.  Total accrued loss reserves were $8,293,000 at March 31, 2012 compared to $8,692,000 at December 31, 2011, of which $3,819,000 and $4,913,000 were included in other long-term liabilities at March 31, 2012 and December 31, 2011, respectively.

Note 10.  Income Taxes
The Company’s combined effective income tax rate was 37.3% and 34.8% for the three-month periods ended March 31, 2012 and 2011, respectively.  The Company’s effective tax rate for the three months ended March 31, 2012 includes the effect of state income taxes and other discrete items but did not include a benefit for research and development tax credits as legislation extending the research and development credit to 2012 has not been enacted by Congress as of March 31, 2012.  The Company’s effective tax rate for the three months ended March 31, 2011 included a benefit for research and development tax credits.

The Company’s liability recorded for uncertain tax positions as of March 31, 2012 has not changed significantly in amount or composition since December 31, 2011.

Note 11.  Segment Information
The Company has four reportable segments. These segments are combinations of business units that offer similar products and services. A brief description of each segment is as follows:

Asphalt Group – This segment consists of three business units that design, engineer, manufacture and market a complete line of portable, stationary and relocatable hot-mix asphalt plants and related components as well as a variety of heaters, heat transfer processing equipment, thermal fluid storage tanks and concrete plants. The principal purchasers of these products are asphalt producers, highway and heavy equipment contractors and foreign and domestic governmental agencies.

Aggregate and Mining Group – This segment consists of six business units that design, engineer, manufacture and market a complete line of rock crushers, feeders, conveyors, screens and washing equipment. The principal purchasers of these products are open-mine and quarry operators.

Mobile Asphalt Paving Group – This segment consists of three business units that design, engineer, manufacture and market asphalt pavers, asphalt material transfer vehicles, milling machines and paver screeds. The principal purchasers of these products are highway and heavy equipment contractors and foreign and domestic governmental agencies.

Underground Group – This segment consists of three business units that design, engineer, manufacture and market auger boring machines, directional drills, fluid/mud systems, chain and wheel trenching equipment, rock saws, road miners, geothermal drills and oil and natural gas drills. The principal purchasers of these products are pipeline and utility contractors and oil and natural gas drillers.

All Others – This category consists of the Company’s other business units, including Peterson Pacific Corp. (“Peterson”), Astec Australia Pty Ltd (“Astec Australia”), Astec Insurance Company and the parent company, Astec Industries, Inc., that do not meet the requirements for separate disclosure as an operating segment.  Peterson designs, manufactures and markets whole-tree pulpwood chippers, horizontal grinders and blower trucks.  Astec Australia markets equipment and installs, services and provides parts support for many of the products produced by the Company’s manufacturing companies.

Segment Information:

	(in thousands)
	Three Months Ended
	March 31, 2012
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$68,671	$91,304	$41,993	$36,729	$27,940	$266,637
Intersegment sales	7,910	6,996	3,218	541	-	18,665
Gross profit	16,396	23,737	10,604	5,134	4,775	60,646
Gross profit percent	23.9%	26.0%	25.3%	14.0%	17.1%	22.7%
Segment profit (loss)	$7,391	$9,571	$3,921	$128	$(9,280)	$11,731

	(in thousands)
	Three Months Ended
	March 31, 2011
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$73,754	$78,853	$49,955	$11,667	$15,960	$230,189
Intersegment sales	4,458	7,164	3,777	1,419	-	16,818
Gross profit	19,228	18,749	13,440	123	3,164	54,704
Gross profit percent	26.1%	23.8%	26.9%	1.1%	19.8%	23.8%
Segment profit (loss)	$10,820	$5,622	$7,312	$(3,849)	$(8,500)	$11,405

A reconciliation of total segment profits to the Company’s consolidated totals is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Total segment profits	$11,731	$11,405
Net income attributable to non-controlling interest in subsidiary	(13)	(14)
Recapture (elimination) of intersegment profit	527	(1,247)
Net income attributable to controlling interest	$12,245	$10,144

Note 12.  Contingent Matters
Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of $3,596,000 and $3,537,000 at March 31, 2012 and December 31, 2011, respectively.  At March 31, 2012, the maximum potential amount of future payments for which the Company would be liable is equal to $3,596,000.  These arrangements also provide that the Company will receive the lender’s full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements.  The Company has recorded a liability of $312,000 related to these guarantees at March 31, 2012.

In addition, the Company is contingently liable under letters of credit issued by Wells Fargo totaling $13,543,000 as of March 31, 2012, including a $1,600,000 and a $2,000,000 letter of credit issued on behalf of Astec Australia and Osborn, respectively, two of the Company’s foreign subsidiaries.  The outstanding letters of credit expire at various dates through October 2013.  As of March 31, 2012, Osborn is contingently liable for a total of $3,374,000 in performance letters of credit, advance payments and retention guarantees.  As of March 31, 2012, Astec Australia is contingently liable for a total of $546,000 in performance bank guarantees.  As of March 31, 2012, the maximum potential amount of future payments under these letters of credit and guarantees for which the Company could be liable is $17,463,000.

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

Note 13.  Shareholders’ Equity
Under terms of the Company’s stock option plans, officers and certain other employees were granted options to purchase the Company’s common stock at no less than 100% of the market price on the date the option was granted.  No additional options can be granted under these plans; however, the Company has reserved unissued shares of common stock for the exercise of the 19,008 unexercised and outstanding options as of March 31, 2012 under these employee plans.  All options granted under these plans vested prior to 2007.

In addition, the Company’s Non-employee Directors Stock Incentive Plan allows non-employee directors to have a personal financial stake in the Company through an ownership interest.  Directors may elect to receive their compensation in cash, common stock, deferred stock or stock options.  Options granted under the Non-employee Directors Stock Incentive Plan vest and become fully exercisable immediately.  All stock options have a 10-year term.  The shares reserved under the 1998 Non-Employee Directors Stock Incentive Plan total 134,560 as of March 31, 2012, of which 110,670 shares are available for future grants of stock or deferred stock to directors.  No additional options can be granted under this plan.  The fair value of stock awards granted to non-employee directors totaled $58,000 during each of the three-month periods ended March 31, 2012 and 2011.

In 2006, the Company adopted a five-year plan to award key members of management restricted stock units (“RSUs”) each year under the Company’s 2006 Incentive Plan.  The plan allowed the Company to grant up to 700,000 RSUs to employees based upon the annual performance of individual subsidiaries and the Company as a whole during each of the five years ended December 31, 2011.  Additional RSUs were granted in 2011 based upon cumulative five-year performance.  Generally, each award will vest at the end of five years from its date of grant, or at the time a recipient retires after reaching age 65, if earlier.  In early 2011, a subsequent plan was formulated under the Company’s 2011 Incentive Plan which was approved by the Company’s shareholders in their annual meeting held in April 2011.  This plan also allows the Company to grant up to 700,000 RSUs to employees and will operate in a similar fashion to the 2006 Incentive Plan for each of the five years ending December 31, 2015.  Compensation expense of $68,000 and $865,000 has been recorded in the three-month periods ended March 31, 2012 and 2011, respectively, to reflect the fair value of the total shares granted or expected to be granted under both plans, amortized over the portion of the vesting period occurring during the periods.  A total of 62,307 and 3,444 RSUs vested in the three-month periods ended March 31, 2012 and 2011, respectively.  The Company withheld 19,146 shares upon the vesting of 62,307 RSUs during the three months ended March 31, 2012 and used Company funds to remit the related required minimum withholding taxes to the various tax authorities.  The vesting date fair value of the RSUs that vested in the three-month periods ended March 31, 2012 and 2011 was $2,233,000 and $115,000, respectively.

Note 14.  Seasonality
Based upon historical results of the past several years, 24% to 28% of the Company’s annual revenues typically occur during the first three months of the year.

Note 15.  Other Income, net of expenses
Other income, net of expenses for the three-month periods ended March 31, 2012 and 2011 is presented below (in thousands):

	Three Months Ended March 31,
	2012	2011
Interest income	$247	$230
Gain on investments	74	60
License fee income	427	-
Other	102	116
Total	$850	$406

Note 16.  Derivative Financial Instruments
The Company is exposed to certain risks related to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency risk.  From time to time the Company’s foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.  The fair value of the derivative financial instrument is recorded on the Company’s balance sheet and is adjusted to fair value at each measurement date.  The changes in fair value are recognized in the consolidated statements of income in the current period.  The Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes.  The average U.S. dollar equivalent notional amount of outstanding foreign currency exchange contracts was $6,846,000 during the three-month period ended March 31, 2012. The Company reported $28,000 of derivative assets in other current assets and $102,000 of derivative liabilities in other accrued liabilities at March 31, 2012.  At December 31, 2011, the Company reported $307,000 of derivative assets in other current assets and $50,000 of derivative liabilities in other accrued liabilities.  The Company recognized, as a component of cost of sales, net losses on the change in fair value of  derivative financial instruments of $324,000 and $530,000 in the three-month periods ended March 31, 2012 and 2011, respectively.  There were no derivatives that were designated as hedges at March 31, 2012.

Note 17.  Business Combinations
 On August 10, 2011, the Company purchased substantially all of the assets of Protec Technology and Machinery GmbH (“Protec”), a German corporation; Construction Machinery GmbH (“Construction Machinery”), a German corporation; and Protec Technology Ltd. (“Protec, Ltd.”), a Hong Kong corporation for $3,000,000. The Company formed a new subsidiary, Astec Mobile Machinery GmbH, located in Hameln, Germany, to operate the acquired businesses. This subsidiary designs, manufactures and distributes equipment for the Company’s Mobile Asphalt Group in markets outside of the United States.

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

The revenue and pre-tax income of Protec, Protec, Ltd., Construction Machinery, GEFCO and STECO were not significant in relation to the Company’s 2011 and first quarter 2012 financial statements and would not have been significant on a pro forma basis to any earlier periods.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words “will,” “would,” “should,” “could,” “may,” “believes,” “anticipates,” “intends,” “forecasts” and “expects” and similar expressions.  Such forward-looking statements include, without limitation, statements regarding the Company’s expected sales and results of operations during 2012, the Company’s expected capital expenditures in 2012, the expected benefit and impact of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through March 31, 2013, the amount and impact of any current or future state or federal funding for transportation construction programs, the need for road improvements, the amount and impact of other public sector spending and funding mechanisms, changes in the economic environment as it affects the Company, the timing and impact of changes in the economy, the market confidence of customers and dealers, the Company being called upon to fulfill certain contingencies, the expected dates of granting of restricted stock units, changes in interest rates and the impact of such changes on the financial results of the Company, changes in the prices of steel and oil and the impact of such changes generally and on the demand for the Company’s products, customer’s buying decisions and the Company’s business, the ability of the Company to offset future changes in prices in raw materials, the change in the strength of the dollar and the level of the Company’s presence and sales in international markets, the impact that further development of domestic oil and natural gas production capabilities would have on the domestic economy and the Company’s business, the seasonality of the Company’s business, the percentage of the Company’s equipment sold directly to end users, the amount or value of unrecognized tax benefits, the Company’s discussion of its critical accounting policies and the ultimate outcome of the Company’s current claims and legal proceedings.

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

The risks and uncertainties identified herein under the caption “Item 1A. Risk Factors” in Part II of this Report, elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, should be carefully considered when evaluating the Company’s business and future prospects.

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

The Company has 16 manufacturing companies, 15 of which fall within four reportable operating segments, which include the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group. The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other unrelated industries including energy production, concrete mixing plants and wood pellet processing equipment. The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries. The business units in the Mobile Asphalt Paving Group design, manufacture and market asphalt pavers, material transfer vehicles, milling machines, stabilizers and screeds. The business units in the Underground Group design, manufacture and market trenching equipment, directional drills, geothermal drills and auger boring machines for the underground construction market, as well as vertical drills for gas and oil field development. The Company also has one other category that contains the business units that do not meet the requirements for separate disclosure as an operating segment. The business units in the Other category include Peterson Pacific Corp. (“Peterson”), Astec Australia Pty Ltd (“Astec Australia”), Astec Insurance Company (“Astec Insurance” or “the captive”) and Astec Industries, Inc., the parent company. Peterson designs, manufactures and markets whole-tree pulpwood chippers, horizontal grinders and blower trucks. Astec Australia markets and installs equipment, services and provides parts for many of the products produced by the Company’s manufacturing companies. Astec Insurance is a captive insurance company.

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

SAFETEA-LU funding expired on September 30, 2009 and federal transportation funding operated on short- term appropriations through March 17, 2010. On March 18, 2010, President Obama signed into law the Hiring Incentives to Restore Employment (HIRE) Act. This law extended authorization of the surface transportation programs previously funded under SAFETEA-LU through December 31, 2010 at 2009 levels. In addition, the HIRE Act authorized a one-time transfer of $19.5 billion from the general fund to the highway trust fund related to previously foregone interest payments. It also shifted the cost of fuel tax exemptions for state and local governments from the highway trust fund to the general fund, which is estimated to generate an anticipated $1.5 billion annually, and allows the highway trust fund to retain interest earned on future unexpended balances. Although the HIRE Act helped stabilize the federal highway program, the Company believes a new multi-year highway program would have the greatest positive impact on the road construction industry and allow its customers to plan and execute longer-term projects. The U.S. Congress funded federal transportation expenditures for the fiscal year ending September 30, 2011 at the 2010 level of $41.1 billion, and it subsequently approved short-term funding of federal transportation expenditures for the six-month period ending on March 31, 2012 at the same levels. Another short-term extension funding federal transportation expenditures at the same levels was recently approved which extends the funding through June 30, 2012.  The level of future federal highway construction is uncertain and any future funding may be at lower levels than in the past.

Several other countries have implemented infrastructure spending programs in recent years to stimulate their economies. The Company believes these spending programs have had a positive impact on its financial performance; however, the magnitude of that impact cannot be determined.

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

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and its impact on customers’ purchase decisions and the price of steel may each affect the Company’s financial performance. Economic downturns generally result in decreased purchasing by the Company’s customers, which, in turn, causes reductions in sales and increased pricing pressure on the Company’s products. Rising interest rates also typically negatively impact customers’ attitudes toward purchasing equipment. The Federal Reserve has maintained historically low interest rates in response to the current economic downturn; however interest rates may increase during 2012 or thereafter.

Significant portions of the Company’s revenues relate to the sale of equipment involved in the production, handling, recycling or installation of asphalt mix. Liquid asphalt is a by-product of oil production. An increase in the price of oil increases the cost of asphalt, which is likely to decrease demand for asphalt and therefore decrease demand for certain Company products. While increasing oil prices may have a negative financial impact on many of the Company’s customers, the Company’s equipment can use a significant amount of recycled asphalt pavement, thereby mitigating the effect of increased oil prices on the final cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt mix. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. The Company’s customers appear to be adapting their prices in response to the fluctuating oil prices, and the fluctuations did not appear to significantly impair equipment purchases during 2011 or the first quarter of 2012. The Company expects oil prices to continue to fluctuate during 2012 and thereafter. Minor fluctuations in oil prices should not have a significant impact on customers’ buying decisions. However, political uncertainty in oil producing countries, interruptions in oil production due to disasters, whether natural or man-made, or other economic factors could significantly impact oil prices which could negatively impact demand for the Company’s products.

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

Steel is a major component in the Company’s equipment. Steel prices rose modestly during the first quarter of 2012 and appear to be continuing that trend into the second quarter. The Company expects steel pricing to plateau and remain level or decrease slightly through the third quarter of 2012 due mostly to seasonably slower demand in the United States coupled with weak European demand. The Company continues to utilize forward looking contracts as well as advanced steel purchases to minimize the impact of increased steel prices. The Company will continue to review the trends in steel prices in future months and establish future contract pricing accordingly.

In addition to the factors stated above, many of the Company’s markets are highly competitive, and its products compete worldwide with a number of other manufacturers and dealers that produce and sell similar products. A relatively weak U.S. dollar, combined with improving economic conditions in certain foreign economies has had a positive impact on the Company’s international sales in recent years. The Company expects the dollar to remain weak in the near-term relative to most foreign currencies; however, increasing domestic interest rates or weakening economic conditions abroad could cause the dollar to strengthen, which could negatively impact the Company’s international sales.

In the United States and internationally, the Company’s equipment is marketed directly to customers as well as through dealers. Approximately 75% to 80% of equipment sold by the Company was sold directly to the end user in recent years.  The Company expects this ratio to remain relatively consistent through 2012.

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

Results of Operations

Net Sales
Net sales increased $36,448,000 or 15.8% from $230,189,000 for the first quarter of 2011 to $266,637,000 in the first quarter of 2012. Sales are generated primarily from new equipment and parts sales to domestic and international customers. The overall increase in sales for the first quarter of 2012 compared to the first quarter of 2011 reflects strengthening economic conditions in both international and domestic markets and the Company’s increased efforts to grow its international business.  Additionally, first quarter 2012 sales include $13,754,000 of sales by GEFCO, Inc. (“GEFCO”) and Astec Mobile Machinery GmbH (“AMM”), which were each acquired in late 2011.

Domestic sales for the first quarter of 2012 were $161,398,000 or 60.5% of consolidated net sales compared to $147,523,000 or 64.1% of consolidated net sales for the first quarter of 2011, an increase of $13,875,000 or 9.4%, due primarily to increases in sales in the Underground and Aggregate and Mining groups.  International sales for the first quarter of 2012 were $105,239,000 or 39.5% of consolidated net sales compared to $82,666,000 or 35.9% of consolidated net sales for the first quarter of 2011, an increase of $22,573,000 or 27.3%.  The overall increase in international sales for the first quarter of 2012 compared to the first quarter of 2011 reflects the increased efforts by the Company to grow its international business, improved economic conditions in international markets and continued weakness in the U.S. dollar compared to currencies in many of the markets the Company serves and occurred primarily in the Underground and Other groups. The increases in international sales occurred primarily in Australia, Brazil, post-Soviet states, the Middle East and Mexico, offset by a decline in international sales in South America (other than Brazil), Europe and Canada.

Parts sales increased 32.6% or $18,706,000 from $57,325,000 for the first quarter of 2011 to $76,031,000 for the first quarter of 2012.  Parts sales as a percentage of net sales increased 360 basis points from 24.9% for the first quarter of 2011 to 28.5% for the first quarter of 2012 due to part sales increasing faster than equipment sales.

Gross Profit
Consolidated gross profit increased 10.9% or $5,942,000 from $54,704,000 for the first quarter of 2011 to $60,646,000 for the first quarter of 2012 due primarily to the margins on increased sales of $36,448,000.  Gross profit as a percentage of sales decreased 110 basis points to 22.7% in the first quarter of 2012 from 23.8% in the first quarter of 2011 due partially to the costs associated with the redesign of certain of our equipment as a result of the switch to Tier 4 engines mandated by the federal government, as well as increased production costs associated with new products recently introduced to the market.  Sales price increases lagging behind raw material price increases on the aged backlog of equipment orders also contributed to the decrease in gross profit as a percent of sales.

Selling, General, Administrative and Engineering Expenses
Selling, general, administrative and engineering expenses for the first quarter of 2012 were $41,887,000, or 15.7% of net sales, compared to $39,489,000, or 17.2% of net sales, for the first quarter of 2011, an increase of $2,398,000, or 6.1% due primarily to $2,151,000 of expenses incurred by GEFCO and AMM, which were acquired in late 2011.  The overall increase was comprised of increases in a number of areas, including payroll and related expenses of $3,152,000, health insurance costs of $1,431,000 and travel expenses of $745,000.  These increases in expenses were offset by a decrease in Con-Expo exhibit expense of $2,668,000 and restricted stock expense of $797,000.

Interest Expense
Interest expense in the first quarter of 2012 increased $11,000, or 30.6%, to $47,000 from $36,000 in the first quarter of 2011.

Other Income, net of expenses
Other income, net of expenses was $850,000 for the first quarter of 2012 compared to $406,000 for the first quarter of 2011, an increase of $444,000, or 109.4%.  This increase is primarily due to an increase in license fee income between periods of $427,000.  The remaining other income is generated primarily by investments held by Astec Insurance, the Company’s captive insurance company.

Income Tax
Income tax expense for the first quarter of 2012 was $7,304,000, compared to income tax expense of $5,427,000 for the first quarter of 2011. The Company’s combined effective tax rates for the first quarters of 2012 and 2011 were 37.3% and 34.8%, respectively.  The increase in the tax rate between periods is primarily due to the tax rate for the first quarter of 2011 including the effect of federal research and development tax credits that are currently not available for the first quarter of 2012 as Congress has not yet passed legislation extending these credits which expired as of December 31, 2011.

Net Income
The Company had net income attributable to controlling interest of $12,245,000 for the first quarter of 2012 compared to $10,144,000 in the first quarter of 2011, an increase of $2,101,000, or 20.7%. Earnings per diluted share were $0.53 in the first quarter of 2012 compared to $0.44 in the first quarter of 2011, an increase of $0.09 or 20.5%. Diluted shares outstanding for the quarters ended March 31, 2012 and 2011 were 23,053,873 and 22,919,430, respectively. The increase in shares outstanding is primarily due to the vesting of restricted stock units granted in 2007, which vested in March 2012, and the exercise of stock options by employees of the Company.

Backlog
The backlog of orders at March 31, 2012 was $285,608,000 compared to $264,706,000 at March 31, 2011, an increase of $20,902,000, or 7.9%. The increase in backlog is due to an increase in domestic backlogs of $37,937,000 or 30.4% offset by a decrease in international backlogs of $17,035,000 or 12.2%.  The increase in total backlog was primarily due to increases in the Asphalt Group of $11,812,000 or 10.6% and the Aggregate and Mining Group of $10,378,000 or 11.2%.  The March 31, 2012 backlog was comprised of 57.0% domestic orders and 43.0% international orders as compared to 47.2% domestic orders and 52.8% international orders at March 31, 2011.  The Company is unable to determine whether the changes in backlogs were experienced by the industry as a whole; however, the Company believes the changes in backlogs reflect the current economic conditions the industry is experiencing.

Segment Net Sales (in thousands):

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Asphalt Group	$68,671	$73,754	$(5,083)	(6.9%)
Aggregate and Mining Group	91,304	78,853	12,451	15.8%
Mobile Asphalt Paving Group	41,993	49,955	(7,962)	(15.9%)
Underground Group	36,729	11,667	25,062	214.8%
Other Group	27,940	15,960	11,980	75.1%

Asphalt Group: Sales in this group were $68,671,000 for the first quarter of 2012 compared to $73,754,000 for the same period in 2011, a decrease of $5,083,000 or 6.9%.  Domestic sales for the Asphalt Group decreased $2,678,000 or 5.0% in the first quarter of 2012 compared to the same period in 2011. International sales for the Asphalt Group decreased $2,405,000 or 12.2% in the first quarter of 2012 compared to the same period in 2011 due primarily to short-term delays in shipping and recording sales on several large orders previously expected to ship in the first quarter of 2012.  In the first quarter international sales decreased primarily in Canada and Europe while increasing in South America, post-Soviet states and certain other Asian countries.  Parts sales for the Asphalt Group increased 8.8% in the first quarter of 2012 compared to the same period in 2011.

Aggregate and Mining Group: Sales in this group were $91,304,000 for the first quarter of 2012 compared to $78,853,000 for the same period in 2011, an increase of $12,451,000 or 15.8%.  Domestic sales for the Aggregate and Mining Group increased $11,794,000 or 32.8% in the first quarter of 2012 compared to the same period in 2011 due primarily to improving economic conditions.  International sales for the Aggregate and Mining Group increased $657,000 or 1.5% in the first quarter of 2012 compared to the same period in 2011. The increases in international sales occurred primarily in Brazil, Russia and China and were offset by a decrease in sales in South America (Brazil).  Parts sales for this group increased 22.6% in the first quarter of 2012 compared to the same period in 2011.

Mobile Asphalt Paving Group: Sales in this group were $41,993,000 for the first quarter of 2012 compared to $49,955,000 for the same period in 2011, a decrease of $7,962,000 or 15.9%.  Domestic sales for the Mobile Asphalt Paving Group decreased $8,589,000 or 20.9% in the first quarter of 2012 compared to the same period in 2011, due primarily to several customers who typically purchase equipment in the first quarter purchasing their equipment in 2011 to take advantage of the 100% bonus depreciation federal tax deduction available for purchases in 2011.  The decrease in domestic sales for this group was also attributable to continuing concerns regarding Congress’ failure to approve a long-term highway funding bill.  International sales for the Mobile Asphalt Paving Group increased $627,000 or 7.0% in the first quarter of 2012 compared to the same period in 2011. The increase internationally occurred primarily in Russia and was offset by decreases in South America and Central America.  Parts sales for this group increased 31.5% in the first quarter of 2012 compared to the same period in 2011.

Underground Group: Sales in this group were $36,729,000 for the first quarter of 2012 compared to $11,667,000 for the same period in 2011, an increase of $25,062,000 or 214.8%.  Domestic sales for the Underground Group increased $15,118,000 or 212.3% in the first quarter of 2012 compared to the same period in 2011 due primarily to sales by GEFCO, which was acquired late in 2011.  Additionally, as discussed in the Company’s 2011 10-K, the utility product line was sold in early 2012 with the loss on the sale recorded in the fourth quarter of 2011.  Utility line sales totaling $7,611,000 including the related sales revenue from the bulk sale of the product line inventory with zero margins was recorded in the first quarter of 2012.  Sales of the utility product line products in the first quarter of 2011 were approximately $4,222,000.  International sales for the Underground Group increased $9,944,000 or 218.7% in the first quarter of 2012 compared to the same period in 2011, which reflects the increased efforts by the Company to grow its international business, increased oil and gas drilling activities in certain foreign markets, positive market acceptance of new oil and gas drilling equipment offerings and continuing weakness in the dollar compared to currencies in many of the markets the Company serves. The increases in international sales occurred primarily in the Australia, Mexico, South America, Africa and the Middle East. Parts sales for the Underground Group increased 235.3% in the first quarter of 2012 compared to the same period in 2011.

Other Group: Sales for the Other Group were $27,940,000 for the first quarter of 2012 compared to $15,960,000 for the same period in 2011, an increase of $11,980,000 or 75.1%.  Domestic sales for the Other Group, which are primarily generated by Peterson Pacific Corp., decreased $1,768,000 or 19.0% in the first quarter of 2012 compared to the same period in 2011, due primarily to continuing weak domestic construction activities. International sales for the Other Group increased $13,750,000 or 206.7% in the first quarter of 2012 compared to the same period in 2011.  The increase occurred primarily in Australia, while Peterson also experienced increased sales in South America.  Parts sales for the Other Group increased 10.2% in the first quarter of 2012 compared to the same period in 2011.

Segment Profit (Loss) (in thousands):

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Asphalt Group	$7,391	$10,820	$(3,429)	(31.7%)
Aggregate and Mining Group	9,571	5,622	3,949	70.2%
Mobile Asphalt Paving Group	3,921	7,312	(3,391)	(46.4%)
Underground Group	128	(3,849)	3,977	103.3%
Other Group	(9,280)	(8,500)	(780)	(9.2%)

Asphalt Group: Segment profit for this group was $7,391,000 for the first quarter of 2012 compared to $10,820,000 for the same period in 2011, a decrease of $3,429,000 or 31.7%. This decrease is due primarily to a $5,083,000 reduction in sales coupled with a 220 basis point decrease in gross margins for the first quarter of 2011 compared to the first quarter of 2012, due partially to certain sales price increases lagging behind raw material price increases on the aged backlog of equipment orders.  The Asphalt Group also incurred increased engineering costs of $817,000 in the first quarter of 2012 compared to the first quarter of 2011.

Aggregate and Mining Group: Segment profit for this group was $9,571,000 for the first quarter of 2012 compared to $5,622,000 for the same period in 2011, an increase of $3,949,000 or 70.2%.  This group’s profits were positively impacted by a $12,451,000 increase in sales and a 220 basis point increase in gross margin.  Gross margin was impacted by a 22.6% increase in parts sales for the quarter and improved plant utilization due to increased production volumes.

Mobile Asphalt Paving Group: Segment profit for this group was $3,921,000 for the first quarter of 2012 compared to $7,312,000 in the first quarter of 2011, a decrease of $3,391,000 or 46.4%. This decrease is due primarily to a $7,962,000 reduction in sales coupled with a 160 basis point decrease in gross margin during the first quarter of 2012 compared to the first quarter of 2011, due partially to increased component and manufacturing costs associated with the change-over to Tier 4 engines as mandated by the federal government.  Margins were also negatively impacted by pricing pressures on the Company’s products produced with the newly required Tier 4 engines as certain foreign competitors were allowed to continue selling equipment in the Untied States with the less expensive Tier 3 engines.

Underground Group: This group had a segment profit of $128,000 in the first quarter of 2012 compared to a loss of $3,849,000 in the first quarter of 2011 for an increase of $3,977,000 or 103.3%.  This group’s profits were positively impacted by a $25,062,000 increase in sales and a 1,290 basis point increase in gross margin during the first quarter of 2012 compared to the first quarter of 2011 due to the impact of GEFCO’s profits on the group’s total results and improved plant utilization resulting from increased production volumes.

Other Group: The Other Group had a segment loss of $9,280,000 in the first quarter of 2012 compared to a loss of $8,500,000 in the first quarter of 2011 for a reduction in profit of $780,000 or 9.2%.  This reduction in profits was primarily due to increased income taxes offset by margins on the $11,980,000 increased sales in the first quarter of 2012 compared to the first quarter of 2011.  This group includes the parent company, Astec Industries, Inc., which records all of the domestic federal tax expense for the Company as well as other non-allocable administrative costs.

Liquidity and Capital Resources
The Company’s primary sources of liquidity and capital resources are its cash on hand, investments, borrowing capacity under a $100,000,000 revolving credit facility and cash flows from operations. The Company had $41,642,000 of cash available for operating purposes at March 31, 2012. In addition, the Company had no borrowings outstanding under its credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”) at any time during the three months ended March 31, 2012. Net of letters of credit of $13,543,000, the Company had borrowing availability of $86,457,000 under the credit facility as of March 31, 2012. The Wells Fargo credit facility was scheduled to expire in April 2012 and, shortly before its expiration, the Company and Wells Fargo entered into a new five-year amended and restated credit agreement.  The amended and restated credit agreement continues the Company’s $100,000,000 revolving credit facility but increased the sub-limit for letters of credit from $15,000,000 to $25,000,000. Borrowings under the agreement are subject to an interest rate equal to the daily one month LIBOR rate plus a 0.75% margin.  Interest only payments are due monthly. The unused facility fee is 0.175%.  The amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income, minimum tangible net worth and maximum allowed capital expenditures.

The Company’s South African subsidiary, Osborn Engineered Products SA (Pty) Ltd (“Osborn”), has a credit facility of $9,790,000 (ZAR 75,000,000) to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of March 31, 2012, Osborn had no outstanding borrowings under the credit facility, but $3,374,000 in standby letters of credit and performance, advance payment and retention guarantees were issued under the facility. The facility is secured by Osborn’s buildings and improvements, accounts receivable and cash balances and a $2,000,000 letter of credit issued by the parent Company.  As of March 31, 2012, Osborn had available credit under the facility of $6,416,000. The facility has an ongoing, indefinite term subject to periodic reviews by the bank. The interest rate is the South Africa prime rate, which was 9.00% at March 31, 2012 and December 31, 2011. The unused facility fee is 0.793%.

The Company’s Australian subsidiary, Astec Australia Pty Ltd (“Astec Australia”), has a credit facility to finance short-term working capital needs of $832,000 (AUD 800,000), a bank guarantee facility of $624,000 (AUD 600,000) to facilitate contractual commitments and banking arrangements to finance foreign exchange dealer limit orders of up to $3,901,000 (AUD 3,750,000), secured by cash balances in the amount of $780,000 (AUD 750,000) and a $1,600,000 letter of credit issued by the parent Company.  No amounts were outstanding under the credit facility at March 31, 2012; however, a performance guarantee in the amount of $546,000 was outstanding under the bank guarantee facility as of March 31, 2012.  The interest rate is the Australian adjusted Bank Business Rate plus a margin of 1.05%. The interest rate was 12.10% and 12.01% at March 31, 2012 and December 31, 2011, respectively.

Cash Flows from Operating Activities (in thousands):

	Three Months Ended March 31,		Increase
	2012	2011	(Decrease)
Net income	$12,258	$10,158	$2,100
Changes in working capital:
(Increase) decrease in trade and other receivables	(11,351)	(20,053)	8,702
(Increase) decrease in inventories	(18,239)	(19,682)	1,443
Increase (decrease) in accounts payable	967	7,631	(6,664)
Increase (decrease) in customer deposits	(4,723)	986	(5,709)
Other, net	9,574	10,585	(1,011)
Net cash used by operating activities	$(11,514)	$(10,375)	$(1,139)

For the three months ended March 31, 2012, net cash used by operating activities increased $1,139,000 compared to the same period in 2011.  The primary reasons for this increase are an increase in the amount of cash used to reduce accounts payable of $6,664,000 and a decrease in cash from customer deposits of $5,709,000 offset by a decrease in the additional amount of cash used for receivables of $8,702,000 and inventory of $1,443,000.  These overall changes in operating cash flows reflect increased sales and production activity during the first three months of 2012 and 2011 compared to the same periods in prior years.

Cash Flows from Investing Activities (in thousands):

	Three Months Ended March 31,		Increase
	2012	2011	(Decrease)
Expenditures for property and equipment	$(5,369)	$(3,964)	$(1,405)
Proceeds from sale of property and equipment	463	49	414
Net cash used by investing activities	$(4,906)	$(3,915)	$(991)

For the three months ended March 31, 2012, net cash used by investing activities increased $991,000 compared to the same period in 2011 primarily due to an increase in cash used for planned capital expenditures of $1,405,000.

The Company expects to make a $12,000,000 initial investment in its 75% Company-owned Brazilian joint venture using available cash balances during 2012. This joint venture plans to construct a manufacturing facility in Brazil during 2012, with an expected cost of approximately $20,000,000.  The joint venture plans to fund the acquisition costs of the plant and equipment with borrowings from a local Brazilian bank.  The Company expects to increase its international market penetration in Brazil and Latin American countries with the aggregate and mining segment’s product lines to be produced in this facility.

Capital expenditures for 2012, excluding those by the Brazilian joint venture, are forecasted to total $37,400,000. The Company expects to finance these expenditures using currently available cash balances, internally generated funds and available credit under the Company’s new amended and restated credit facility with Wells Fargo. Capital expenditures are generally for machinery, equipment and facilities used by the Company in the production of its various products. The Company believes that its current working capital, cash flows generated from future operations and available capacity under its credit facility will be sufficient to meet the Company’s working capital and capital expenditure requirements through March 31, 2013.

Cash Flows from Financing Activities (in thousands):

	Three Months Ended March 31,		Increase
	2012	2011	(Decrease)
Proceeds from exercise of stock options	$493	$20	$473
Withholding taxes upon vesting of restricted stock units	(686)	-	(686)
Other, net	115	(47)	162
Net cash used by financing activities	$(78)	$(27)	$(51)

Cash used by financing activities increased $51,000 in the first three months of 2012 compared to the same period in 2011 due primarily to the Company funding the payment of withholding taxes on the vesting of the restricted stock units (“RSUs”) by withholding shares and using Company cash to remit the $686,000 required withholdings to the various tax authorities.  See Note 13 to the Unaudited Condensed Consolidated Financial Statements for additional information regarding the RSUs.  This reduction in cash from financing activities was offset by the $473,000 change between periods in cash received by the Company upon stock option exercises.

Financial Condition
The Company’s current assets increased to $490,634,000 at March 31, 2012 from $485,554,000 at December 31, 2011, an increase of $5,080,000, or 1.0%.  The increase is primarily attributable to an increase in inventories of $14,342,000 combined with an increase in trade receivables of $11,809,000. The increase in inventories is due to increased manufacturing activity in response to increased sales volumes.  The increase in trade receivables is due primarily to an increase in sales volume in the first quarter of 2012 as compared to the fourth quarter of 2011 and an increase in the number of day’s sales in receivables from 35.1 at December 31, 2011 to 38.1 at March 31, 2012. These increases were offset by decreases in cash and cash equivalents of $15,863,000.

The Company’s current liabilities decreased to $148,730,000 at March 31, 2012 from $154,022,000 at December 31, 2011, a decrease of $5,292,000, or 3.4%.  The decrease is primarily attributable to decreases in customer deposits of $4,723,000 and accrued payroll and related liabilities of $3,268,000, offset by an increase in income tax payables of $2,326,000.  The decline in customer deposits relates primarily to one large international sale by the Underground Group for $4,100,000 as the customer paid for the related equipment prior to the end of 2011, but the equipment was not shipped or recorded as a sale until shortly after the end of the year.

Market Risk and Risk Management Policies
We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off-balance Sheet Arrangements
As of March 31, 2012, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Seasonality
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the three-month period ended March 31, 2012 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.  Based upon historical results of the past several years, 24% to 28% of the Company’s annual revenues typically occur during the first three months of the year.

Contractual Obligations
During the three months ended March 31, 2012, there were no substantial changes in our commitments or contractual liabilities.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
The Company is involved from time to time in legal actions arising in the ordinary course of our business. Other than as set forth in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2011, we currently have no pending or threatened litigation that we believe will result in an outcome that would materially affect our business, financial position, cash flows or results of operations. Nevertheless, there can be no assurance that future litigation to which we become a party will not have a material adverse effect on our business, financial position, cash flows or results of operations.

Item 1A.  Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.  The risks described in our Annual Report on Form 10-K for the year ended December 31, 2011 and in this Quarterly Report on Form 10-Q are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 6.  Exhibits

Exhibit No.	Description
10.1	Amended and Restated Credit Agreement, dated as of April 12, 2012, between Astec Industries, Inc. and Certain of its Subsidiaries and Wells Fargo Bank, National Association.
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

ASTEC INDUSTRIES, INC. (Registrant)

Date: May 10, 2012	/s/ J. Don Brock
J. Don Brock Chairman of the Board and President (Principal Executive Officer)

Date: May 10, 2012	/s/ David C. Silvious
David C. Silvious Chief Financial Officer, Vice President, and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	Amended and Restated Credit Agreement, dated as of April 12, 2012, between Astec Industries, Inc. and Certain of its Subsidiaries and Wells Fargo Bank, National Association.
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