Form 10-Q
period 2012-06-30
ASTEC INDUSTRIES INC
filed 2012-08-09
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
OR
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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. date.
Class	Outstanding at July 25, 2012
Common Stock, par value $0.20	22,782,829

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

Astec Industries, Inc. Condensed Consolidated Balance Sheets (in thousands) (unaudited)
	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$35,916	$57,505
Trade receivables, net	116,584	97,941
Other receivables	3,399	4,119
Inventories	322,086	299,065
Prepaid expenses and other	15,136	10,068
Deferred income tax assets	13,265	16,856
Total current assets	506,386	485,554
Property and equipment, net	191,289	188,018
Investments	9,913	9,739
Goodwill	14,958	14,989
Other long-term assets	18,300	18,583
Total assets	$740,846	$716,883
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$51,824	$55,170
Accrued product warranty	12,634	12,663
Customer deposits	46,294	42,287
Accrued payroll and related liabilities	15,601	18,897
Accrued loss reserves	3,638	3,779
Other accrued liabilities	24,644	21,226
Total current liabilities	154,635	154,022
Deferred income tax liabilities	16,065	15,983
Other long-term liabilities	17,393	17,695
Total liabilities	188,093	187,700
Shareholders’ equity	551,149	528,577
Non-controlling interest	1,604	606
Total equity	552,753	529,183
Total liabilities and equity	$740,846	$716,883

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Income (in thousands, except per share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$253,875	$247,756	$520,513	$477,945
Cost of sales	197,645	185,785	403,636	361,271
Gross profit	56,230	61,971	116,877	116,674
Selling, general, administrative and engineering expenses	40,376	38,789	82,263	78,278
Asset impairment charge	-	2,170	-	2,170
Income from operations	15,854	21,012	34,614	36,226
Interest expense	42	58	90	94
Other income, net of expenses	627	366	1,477	773
Income before income taxes	16,439	21,320	36,001	36,905
Income taxes	6,010	7,215	13,314	12,642
Net income	10,429	14,105	22,687	24,263
Net income attributable to non-controlling interest	63	19	76	33
Net income attributable to controlling interest	$10,366	$14,086	$22,611	$24,230

Earnings per common share
Net income attributable to controlling interest:
Basic	$0.46	$0.62	$1.00	$1.07
Diluted	$0.45	$0.61	$0.98	$1.06
Weighted average number of common shares outstanding:
Basic	22,691	22,576	22,667	22,571
Diluted	23,041	22,992	23,047	22,956

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Comprehensive Income (in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$10,429	$14,105	$22,687	$24,263
Change in unrecognized pension and post-retirement benefit costs, net of tax	(16)	(2)	(41)	(48)
Foreign currency translation adjustments, net of tax	(2,109)	1,092	(409)	(697)
Comprehensive income	8,304	15,195	22,237	23,518
Comprehensive income (loss) attributable to non-controlling interest	(40)	17	3	12
Comprehensive income attributable to controlling interest	$8,344	$15,178	$22,234	$23,506

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$22,687	$24,263
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	11,710	9,449
Provision for doubtful accounts	170	965
Provision for warranties	5,848	5,836
Deferred compensation provision (benefit)	(190)	446
Sale (purchase) of trading securities, net	(702)	1,025
Stock-based compensation	490	1,623
Tax benefit from stock incentive plans	(172)	(175)
Deferred income tax provision (benefit)	3,750	(1,573)
Asset impairment charge	-	2,170
(Gain) loss on disposition of fixed assets	(199)	24
(Increase) decrease in:
Trade and other receivables	(17,717)	(24,301)
Inventories	(26,919)	(28,171)
Prepaid expenses	(3,739)	1,021
Other assets	(878)	(1,763)
Increase (decrease) in:
Accounts payable	(3,346)	5,006
Accrued product warranty	(5,872)	(5,475)
Customer deposits	4,007	4,009
Other accrued liabilities	(691)	2,506
Net cash used by operating activities	(11,763)	(3,115)
Cash flows from investing activities:
Expenditures for property and equipment	(11,410)	(18,668)
Proceeds from sale of property and equipment	553	139
Net cash used by investing activities	(10,857)	(18,529)
Cash flows from financing activities:
Tax benefit from stock option exercise	172	175
Supplemental Executive Retirement Plan transactions, net	(130)	(137)
Withholding tax paid upon vesting of restricted stock units	(686)	-
Proceeds from exercise of stock options	492	510
Purchase of subsidiary shares from minority shareholders	(23)	-
Sale of subsidiaries shares to minority shareholders	1,030	-
Net cash provided by financing activities	855	548
Effect of exchange rates on cash	176	(11)
Net decrease in cash and cash equivalents	(21,589)	(21,107)
Cash and cash equivalents, beginning of period	57,505	94,597
Cash and cash equivalents, end of period	$35,916	$73,490

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc.
Condensed Consolidated Statement of Equity
For the Six Months Ended June 30, 2012
(in thousands)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accumulated Other Compre- hensive Income	Company Shares Held by SERP	Retained Earnings	Non- controlling Interest	Total Equity
Balance, December 31, 2011	22,711	$4,542	$132,744	$841	$(2,487)	$392,937	$606	$529,183
Net income						22,611	76	22,687
Foreign currency translation adjustments, net of tax				(336)			(73)	(409)
Change in unrecognized pension and post retirement costs, net of tax				(41)				(41)
Change in ownership percentage of subsidiaries							995	995
Stock-based compensation	3	1	489					490
Stock issued under incentive plans	69	14	650					664
Withholding tax paid upon vesting of RSUs			(686)					(686)
SERP transactions, net			(5)		(125)			(130)
Balance, June 30, 2012	22,783	$4,557	$133,192	$464	$(2,612)	$415,548	$1,604	$552,753

See Notes to Unaudited Condensed Consolidated Financial Statements

ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Astec Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2011.

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income,” which changes the way companies present other comprehensive income and its components in financial statements. The new standard, which was effective for fiscal years and interim periods beginning after December 15, 2011, requires that companies present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted the provisions of this update in its financial statements for first quarter of 2012 and has included a separate statement of comprehensive income in these financials statements. As the revised rules deal only with presentation, the adoption of this update did not have an impact on the Company’s financial position or results of operations.

Note 2.  Earnings per Share
Basic earnings per share is determined by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding during each period.  Diluted earnings per share include the potential dilutive effects of options, restricted stock units and shares held in the Company’s Supplemental Executive Retirement Plan.

The following table sets forth the computation of basic and diluted earnings per share for the three and six-month periods ended June 30, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to controlling interest	$10,366	$14,086	$22,611	$24,230
Denominator:
Denominator for basic earnings per share	22,691	22,576	22,667	22,571
Effect of dilutive securities:
Employee stock options and restricted stock units	242	315	274	285
Supplemental Executive Retirement Plan	108	101	106	100
Denominator for diluted earnings per share	23,041	22,992	23,047	22,956

Net income attributable to controlling interest per share:
Basic	$0.46	$0.62	$1.00	$1.07
Diluted	$0.45	$0.61	$0.98	$1.06

A total of 1,072 and 323 options were antidilutive for the three month-periods ended June 30, 2012 and 2011, respectively.  A total of 698 options were antidilutive for each of the six month-periods ended June 30, 2012 and 2011.  Antidilutive options are not included in the diluted earnings per share computation.

Note 3.  Receivables
Receivables are net of allowances for doubtful accounts of $1,889,000 and $2,398,000 as of June 30, 2012 and December 31, 2011, respectively.

Note 4.  Inventories
Inventories consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials and parts	$138,821	$125,730
Work-in-process	80,696	71,490
Finished goods	80,655	80,157
Used equipment	21,914	21,688
Total	$322,086	$299,065

Note 5.  Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation of $192,872,000 and $184,316,000 as of June 30, 2012 and December 31, 2011, respectively.

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

As indicated in the table below (which excludes the Company’s pension assets), the Company has determined that all its financial assets and liabilities at June 30, 2012 and December 31, 2011 are level 1 and level 2 in the fair value hierarchy as defined above (in thousands):

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$993	$-	$-	$993
SERP mutual funds	2,054	-	-	2,054
Preferred stocks	717	-	-	717
Trading debt securities:
Corporate bonds	2,071	1,443	-	3,514
Municipal bonds	1,246	1,767	-	3,013
Floating rate notes	695	423	-	1,118
U.S. Treasury bill	250	-	-	250
Other government bonds	-	278	-	278
Total financial assets	$8,026	$3,911	$-	$11,937

Financial Liabilities:
SERP liabilities	$6,342	$-	$-	$6,342
Derivative financial instruments	-	129	-	129
Total financial liabilities	$6,342	$129	$-	$6,471

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$989	$-	$-	$989
SERP mutual funds	1,732	-	-	1,732
Preferred stocks	441	-	-	441
Trading debt securities:
Corporate bonds	1,649	2,238	-	3,887
Municipal bonds	211	2,880	-	3,091
Floating rate notes	97	233	-	330
U.S. Treasury bill	250	-	-	250
Other government bonds	-	343	-	343
Derivative financial instruments	-	307	-	307
Total financial assets	$5,369	$6,001	$-	$11,370

Financial Liabilities:
SERP liabilities	$6,076	$-	$-	$6,076
Derivative financial instruments	-	50	-	50
Total financial liabilities	$6,076	$50	$-	$6,126

The Company reevaluates the volume of trading activity for each of its investments at the end of each quarter and adjusts the level within the fair value hierarchy as needed.  Due to increased trading activity in one of the debt securities held by Astec Insurance, $98,000 of investments are classified as Level 1 in the above table as of June 30, 2012 which were classified as Level 2 at March 31, 2012.  Due to decreased trading activity in several of the debt securities held by Astec Insurance, $1,110,000 of investments are classified as Level 2 in the above table as of June 30, 2012 which were classified as Level 1 at March 31, 2012.

The Company’s investments (other than pension assets) consist of the following (in thousands):
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
June 30, 2012:
Trading equity securities	$3,606	$171	$13	$3,764
Trading debt securities	8,037	218	82	8,173
	$11,643	$389	$95	$11,937

December 31, 2011:
Trading equity securities	$3,160	$81	$79	$3,162
Trading debt securities	7,761	211	71	7,901
	$10,921	$292	$150	$11,063

The trading equity investments noted above are valued at their fair value based on their quoted market prices, and the debt securities are valued based upon a mix of observable market prices and model driven prices derived from a matrix of observable market prices for assets with similar characteristics obtained from a nationally recognized third party pricing service.  Additionally, a significant portion of the trading equity securities are in equities and in money market and mutual funds.  These money market and mutual funds are held in a SERP and thus are also included in the Company’s liability under its SERP.

Trading debt securities are comprised of marketable debt securities held by Astec Insurance. Astec Insurance has an investment strategy that focuses on providing regular and predictable interest income from a diversified portfolio of high-quality fixed income securities. At June 30, 2012 and December 31, 2011, $2,024,000 and $1,324,000, respectively, of trading debt securities were due to mature within twelve months and, accordingly, are included in other current assets.  The financial liabilities related to the SERP shown above are included in other long-term liabilities in the accompanying balance sheets.

Net unrealized gains or losses incurred during the three-month periods ended June 30, 2012 and 2011 on investments still held as of the end of each reporting period amounted to a loss of $90,353 and a gain of $70,000, respectively. Net unrealized gains or losses incurred during the six-month periods ended June 30, 2012 and 2011 on investments still held as of the end of each reporting period amounted to gains of $162,000 and $194,000, respectively.

Note 7.  Debt
On April 12, 2012, the Company and certain of its subsidiaries entered into a new amended and restated credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), whereby Wells Fargo extended to the Company an unsecured line of credit of up to $100,000,000, including a sub-limit for letters of credit of up to $25,000,000.  The new amended and restated credit agreement replaced an expiring $100,000,000 credit facility between the Company and Wells Fargo.  There were no outstanding revolving or term loan borrowings under the credit facilities at the time of transition or at June 30, 2012.  Letters of credit totaling $12,853,000 were outstanding under the new agreement as of June 30, 2012, resulting in additional borrowing ability of $87,147,000 on the Wells Fargo credit facility as of June 30, 2012.  The new amended and restated agreement has a five-year term expiring in April 2017.  Borrowings under the agreement are subject to an interest rate equal to the daily one month LIBOR rate plus a 0.75% margin.  The unused facility fee is 0.175%.  Interest only payments are due monthly.

The Company’s South African subsidiary, Osborn Engineered Products SA (Pty) Ltd (“Osborn”), has a credit facility of $9,108,000 (ZAR 75,000,000) to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of June 30, 2012, Osborn had no outstanding borrowings under the credit facility, but $4,644,000 in standby letters of credit and performance, advance payment and retention guarantees were issued under the facility. The facility is secured by Osborn’s buildings and improvements, accounts receivable and cash balances and a $2,000,000 letter of credit issued by the parent Company.  As of June 30, 2012, Osborn had available credit under the facility of $4,464,000. The facility has an ongoing, indefinite term subject to periodic reviews by the bank. The interest rate is the South Africa prime rate, which was 9.00% at June 30, 2012 and December 31, 2011. The unused facility fee is 0.793%.

The Company’s Australian subsidiary, Astec Australia Pty Ltd (“Astec Australia”), has a credit facility to finance short-term working capital needs of $815,000 (AUD 800,000), a bank guarantee facility of $611,000 (AUD 600,000) to facilitate contractual commitments and banking arrangements to finance foreign exchange dealer limit orders of up to $3,821,000 (AUD 3,750,000), secured by cash balances in the amount of $764,000 (AUD 750,000) and a $1,600,000 letter of credit issued by the parent Company.  No amounts were outstanding under the credit facility at June 30, 2012; however, performance guarantees in the amount of $299,000 were outstanding under the bank guarantee facility as of June 30, 2012.  The interest rate is the Australian adjusted Bank Business Rate plus a margin of 1.05%. The interest rate was 11.57% and 12.01% at June 30, 2012 and December 31, 2011, respectively.

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

Changes in the Company’s product warranty liability for the three and six-month periods ended June 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Reserve balance, beginning of the period	$12,258	$9,979	$12,663	$9,891
Warranty liabilities accrued	3,107	2,936	5,849	5,836
Warranty liabilities settled	(2,662)	(2,672)	(5,872)	(5,475)
Other	(69)	4	(6)	(5)
Reserve balance, end of the period	$12,634	$10,247	$12,634	$10,247

Note 9.  Accrued Loss Reserves
The Company accrues reserves for losses related to known workers’ compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company.  The undiscounted reserves are actuarially determined based on the Company’s evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events.  Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future.  Total accrued loss reserves were $7,891,000 at June 30, 2012 compared to $8,692,000 at December 31, 2011, of which $4,253,000 and $4,913,000 were included in other long-term liabilities at June 30, 2012 and December 31, 2011, respectively.

Note 10.  Income Taxes
The Company’s combined effective income tax rate was 36.6% and 33.8% for the three-month periods ended June 30, 2012 and 2011, respectively.  The Company’s combined effective income tax rate was 37.0% and 34.3% for the six-month periods ended June 30, 2012 and 2011, respectively.  The Company’s effective tax rate for the three and six-month periods ended June 30, 2012 includes the effect of state income taxes and other discrete items but does not include a benefit for research and development tax credits as legislation extending the research and development credit to 2012 has not been enacted by Congress as of June 30, 2012.  The Company’s effective tax rate for the three and six-month periods ended June 30, 2011 included a benefit for research and development tax credits.

The Company’s liability recorded for uncertain tax positions as of June 30, 2012 has not changed significantly in amount or composition since December 31, 2011.

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

Segment Information:

(in thousands)
Three Months Ended
June 30, 2012
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$59,431	$94,860	$45,160	$34,830	$19,594	$253,875
Intersegment sales	6,140	6,320	6,265	899	112	19,736
Gross profit	11,775	25,818	10,151	5,223	3,263	56,230
Gross profit percent	19.8%	27.2%	22.5%	15.0%	16.7%	22.1%
Segment profit (loss)	$3,902	$11,567	$4,082	$355	$(8,590)	$11,316

(in thousands)
Six Months Ended
June 30, 2012
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$128,101	$186,164	$87,153	$71,559	$47,536	$520,513
Intersegment sales	14,050	13,316	9,482	1,440	113	38,401
Gross profit	28,171	49,555	20,756	10,357	8,038	116,877
Gross profit percent	22.0%	26.6%	23.8%	14.5%	16.9%	22.5%
Segment profit (loss)	$11,293	$21,138	$8,003	$483	$(17,870)	$23,047

(in thousands)
Three Months Ended
June 30, 2011
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$68,183	$86,562	$53,466	$23,088	$16,457	$247,756
Intersegment sales	5,897	4,980	2,788	261	-	13,926
Gross profit	16,750	22,406	15,627	3,934	3,254	61,971
Gross profit percent	24.6%	25.9%	29.2%	17.0%	19.8%	25.0%
Segment profit (loss)	$9,102	$9,727	$8,532	$172	$(13,565)	$13,968

(in thousands)
Six Months Ended
June 30, 2011
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$141,937	$165,415	$103,421	$34,755	$32,417	$477,945
Intersegment sales	10,355	12,144	6,565	1,680	-	30,744
Gross profit	35,978	41,155	29,067	4,057	6,417	116,674
Gross profit percent	25.3%	24.9%	28.1%	11.7%	19.8%	24.4%
Segment profit (loss)	$19,921	$15,349	$15,843	$(3,677)	$(22,063)	$25,373

A reconciliation of total segment profits to the Company’s consolidated totals is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total segment profits	$11,316	$13,968	$23,047	$25,373
Net income attributable to non-controlling interest in subsidiary	(63)	(19)	(76)	(33)
Recapture (elimination) of intersegment profit	(887)	137	(360)	(1,110)
Net income attributable to controlling interest	$10,366	$14,086	$22,611	$24,230

Note 12.  Contingent Matters
Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of $1,007,000 and $3,537,000 at June 30, 2012 and December 31, 2011, respectively.  At June 30, 2012, the maximum potential amount of future payments for which the Company would be liable is equal to $1,007,000.  These arrangements also provide that the Company will receive the lender’s full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements.  The Company has recorded a liability of $111,000 related to these guarantees at June 30, 2012.

In addition, the Company is contingently liable under letters of credit issued by Wells Fargo totaling $12,853,000 as of June 30, 2012, including a $1,600,000 and a $2,000,000 letter of credit issued on behalf of Astec Australia and Osborn, respectively, two of the Company’s foreign subsidiaries.  The outstanding letters of credit expire at various dates through March 2014.  As of June 30, 2012, Osborn is contingently liable for a total of $4,644,000 in performance letters of credit, advance payments and retention guarantees.  As of June 30, 2012, Astec Australia is contingently liable for a total of $299,000 in performance bank guarantees.  As of June 30, 2012, the maximum potential amount of future payments under these letters of credit and guarantees for which the Company could be liable is $17,796,000.

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

During 2004, the Company received notice from the Environmental Protection Agency (“EPA”) that it may be responsible for a portion of the costs incurred in connection with an environmental cleanup in Illinois. The discharge of hazardous materials and associated cleanup relate to activities occurring prior to the Company’s acquisition of Barber-Greene in 1986. The Company believes that over 300 other parties have received similar notices. At this time, the Company cannot predict whether the EPA will seek to hold the Company liable for a portion of the cleanup costs or the amount of any such liability.  The Company has not recorded a liability with respect to this matter because no estimate of the amount of any such liability can be made at this time.

Note 13.  Shareholders’ Equity
Under terms of the Company’s stock option plans, officers and certain other employees were granted options to purchase the Company’s common stock at no less than 100% of the market price on the date the option was granted.  No additional options can be granted under these plans; however, the Company has reserved unissued shares of common stock for the exercise of the 19,008 unexercised and outstanding options as of June 30, 2012 under these employee plans.  All options granted under these plans vested prior to 2007.

In addition, the Company’s Non-employee Directors Stock Incentive Plan allows non-employee directors to have a personal financial stake in the Company through an ownership interest.  Directors may elect to receive their compensation in cash, common stock, deferred stock or stock options.  Options granted under the Non-employee Directors Stock Incentive Plan vest and become fully exercisable immediately.  All stock options have a 10-year term.  The shares reserved under the 1998 Non-Employee Directors Stock Incentive Plan total 132,904 as of June 30, 2012, of which 108,738 shares are available for future grants of stock or deferred stock to directors.  No additional options can be granted under this plan.  The fair value of stock awards granted to non-employee directors totaled $58,000 and $66,000 during the three-month periods ended June 30, 2012 and 2011, respectively.  The fair value of stock awards granted to non-employee directors totaled $116,000 and $124,000 during the six-month periods ended June 30, 2012 and 2011, respectively.

In 2006, the Company adopted a five-year plan to award key members of management restricted stock units (“RSUs”) each year under the Company’s 2006 Incentive Plan.  The plan allowed the Company to grant up to 700,000 RSUs to employees based upon the annual performance of individual subsidiaries and the Company as a whole during each of the five years ended December 31, 2011.  Additional RSUs were granted in 2011 based upon cumulative five-year performance.  Generally, each award will vest at the end of five years from its date of grant, or at the time a recipient retires after reaching age 65, if earlier.  In early 2011, a subsequent plan was formulated under the Company’s 2011 Incentive Plan, which was approved by the Company’s shareholders in their annual meeting held in April 2011.  This plan also allows the Company to grant up to 700,000 RSUs to employees and will operate in a similar fashion to the 2006 Incentive Plan for each of the five years ending December 31, 2015.  Compensation expense of $371,000 and $634,000 has been recorded in the three-month periods ended June 30, 2012 and 2011, respectively, to reflect the fair value of the total shares granted or expected to be granted under both plans, amortized over the portion of the vesting period occurring during the periods.  Compensation expense of $438,000 and $1,500,000 has been recorded in the six-month periods ended June 30, 2012 and 2011, respectively, to reflect the fair value of the total shares granted or expected to be granted under both plans, amortized over the portion of the vesting period occurring during the periods.  No RSUs vested in the three-month period ended June 30, 2012.  A total of 3,020 RSUs vested in the three-month period ended June 30, 2011.  A total of 62,307 and 6,464 RSUs vested in the six-month periods ended June 30, 2012 and 2011, respectively.  The Company withheld 19,146 shares upon the vesting of 62,307 RSUs during the six months ended June 30, 2012 and used Company funds to remit the related required minimum withholding taxes to the various tax authorities.  The vesting date fair value of the RSUs that vested in the three-month period ended June 30, 2011 was $113,000.  The vesting date fair value of the RSUs that vested in the six-month periods ended June 30, 2012 and 2011 was $2,233,000 and $228,000, respectively.

Note 14.  Seasonality
Based upon historical results of the past several years, 51% to 53% of the Company’s annual revenues typically occur during the first six months of the year.

Note 15.  Other Income, net of expenses
Other income, net of expenses for the three and six-month periods ended June 30, 2012 and 2011 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income	$288	$247	$535	$477
Gain (loss) on investments	(23)	69	51	141
License fee income	67	48	493	48
Other	295	2	398	107
Total	$627	$366	$1,477	$773

Note 16.  Derivative Financial Instruments
The Company is exposed to certain risks related to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency risk.  From time to time the Company’s foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.  The fair value of the derivative financial instrument is recorded on the Company’s balance sheet and is adjusted to fair value at each measurement date.  The changes in fair value are recognized in the consolidated statements of income in the current period.  The Company does not engage in speculative transactions nor does it hold or issue derivative financial instruments for trading purposes.  The average U.S. dollar equivalent notional amount of outstanding foreign currency exchange contracts was $8,819,000 during the six-month period ended June 30, 2012. The Company reported $129,000 of derivative liabilities in other accrued liabilities at June 30, 2012.  At December 31, 2011, the Company reported $307,000 of derivative assets in other current assets and $50,000 of derivative liabilities in other accrued liabilities.  The Company recognized, as a component of cost of sales, net losses on the change in fair value of derivative financial instruments of $77,000 and $361,000 in the three-month periods ended June 30, 2012 and 2011, respectively.  For the six-month periods ended June 30, 2012 and 2011, the Company recognized, as a component of cost of sales, net losses of $401,000 and $891,000 on the change in fair value of derivative financial instruments. There were no derivatives that were designated as hedges at June 30, 2012.

Note 17.  Asset Impairment Charge
Assets held for sale as of June 30, 2012 consists of aviation equipment which has been replaced.  As a result of this equipment being classified as held for sale, an impairment charge of $2,170,000 was recorded in the three-month period ending June 30, 2011 in the “Other” segment to reduce the carrying value of the asset to its fair value as determined based upon industry blue book valuations of used aircrafts (level 3 in the fair value hierarchy).  The $800,000 carrying value of these assets held for sale is included in other current assets in the Company’s balance sheet as of June 30, 2012.

Note 18.  Business Combinations
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

On October 1, 2011, the Company acquired the GEFCO and STECO divisions of Blue Tee Corp. for $30,407,000. The Company formed a new subsidiary, GEFCO, Inc., which operates the acquired businesses from their existing Enid, Oklahoma facilities. This purchase resulted in the recognition of $3,877,000 of amortizable intangible assets, which consist of trade names (15 year useful life) and customer relationships (8 year useful life). The effective date of the purchase was October 1, 2011, and the results of GEFCO Inc.’s operations have been included in the consolidated financial statements since that date.  During January 2012, the purchase price allocation was finalized and funds previously held in escrow were distributed.

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

During the three-month period ended June 30, 2012, the Company funded the first $5,000,000 of an expected $12,000,000 investment in Astec Agregados E Mineracao Do Brasil LTDA (“Astec Brazil”) located in Vespasiano, Minas Gerais, Brazil.  When fully funded by both the Company and a minority Brazil based shareholder, the Company anticipates a 75% ownership in Astec Brazil.  To date, Astec Brazil has had only limited start-up related expenditures, but plans to construct a manufacturing facility in Brazil during 2012 and 2013 with an expected cost of approximately $20,000,000.  Astec Brazil plans to fund the acquisition costs of the plant and equipment with borrowings from a local Brazilian bank.  The Company expects to increase its international market penetration in Brazil and Latin American countries with the aggregate and mining segment’s product lines to be produced in this facility.

The revenue and pre-tax income of Protec, Protec, Ltd., Construction Machinery, GEFCO, STECO and Astec Brazil were not significant in relation to the Company’s financial statements for 2011 and for the first six months of 2012 and would not have been significant on a pro forma basis to any earlier periods.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words “will,” “would,” “should,” “could,” “may,” “believes,” “anticipates,” “intends,” “forecasts” and “expects” and similar expressions.  Such forward-looking statements include, without limitation, statements regarding the Company’s expected sales and results of operations during 2012, the Company’s expected capital expenditures in 2012, the expected benefit and impact of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through June 30, 2013, the amount and impact of any current or future state or federal funding for transportation construction programs, the need for road improvements, the amount and impact of other public sector spending and funding mechanisms, changes in the economic environment as it affects the Company, the timing and impact of changes in the economy, the market confidence of customers and dealers, the Company being called upon to fulfill certain contingencies, the expected dates of granting of restricted stock units, changes in interest rates and the impact of such changes on the financial results of the Company, changes in the prices of steel and oil and the impact of such changes generally and on the demand for the Company’s products, customer’s buying decisions and the Company’s business, the ability of the Company to offset future changes in prices in raw materials, the change in the strength of the dollar and the level of the Company’s presence and sales in international markets, the impact that further development of domestic oil and natural gas production capabilities would have on the domestic economy and the Company’s business, the seasonality of the Company’s business, the percentage of the Company’s equipment sold directly to end users, the amount or value of unrecognized tax benefits, the Company’s discussion of its critical accounting policies and the ultimate outcome of the Company’s current claims and legal proceedings.

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

SAFETEA-LU funding expired on September 30, 2009 and federal transportation funding operated on short-term appropriations through March 17, 2010. On March 18, 2010, President Obama signed into law the Hiring Incentives to Restore Employment (“HIRE”) Act. This law extended authorization of the surface transportation programs previously funded under SAFETEA-LU through December 31, 2010 at 2009 levels. In addition, the HIRE Act authorized a one-time transfer of $19.5 billion from the general fund to the highway trust fund related to previously foregone interest payments. It also shifted the cost of fuel tax exemptions for state and local governments from the highway trust fund to the general fund, which is estimated to generate an anticipated $1.5 billion annually, and allows the highway trust fund to retain interest earned on future unexpended balances. The U.S. Congress funded federal transportation expenditures for the fiscal year ending September 30, 2011 at the 2010 level of $41.1 billion, and it subsequently approved short-term funding of federal transportation expenditures for the six-month period ending on March 31, 2012 at the same levels. Another short-term extension funding federal transportation expenditures at the same levels was approved which extended the funding through June 30, 2012.  In July 2012, President Obama signed into law the “Moving Ahead for Progress in the 21st Century Act” (“Map-21”), which authorizes federal spending on highway and public transportation programs through fiscal year 2014.  Map-21 continues federal highway and transit funding at 2012 levels with modest increases for inflation.  Although the Company believes Map 21 will help stabilize the federal highway program in the near term, the Company believes a longer multi-year highway program would have the greatest positive impact on the road construction industry and allow its customers to plan and execute longer-term projects.  The level of future federal highway construction is uncertain and any future funding may be at lower levels than in the past.

Several other countries implemented infrastructure spending programs in recent years to stimulate their economies. The Company believes these spending programs have had a positive impact on its financial performance; however, the magnitude of that impact cannot be determined.

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

Significant portions of the Company’s revenues relate to the sale of equipment involved in the production, handling, recycling or installation of asphalt mix. Liquid asphalt is a by-product of oil production. An increase in the price of oil increases the cost of asphalt, which is likely to decrease demand for asphalt and therefore decrease demand for certain Company products. While increasing oil prices may have a negative financial impact on many of the Company’s customers, the Company’s equipment can use a significant amount of recycled asphalt pavement, thereby mitigating the effect of increased oil prices on the final cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt mix. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. The Company’s customers appear to be adapting their prices in response to the fluctuating oil prices, and the fluctuations did not appear to significantly impair equipment purchases during 2011 or the first six months of 2012. The Company expects oil prices to continue to fluctuate during 2012 and thereafter. Minor fluctuations in oil prices should not have a significant impact on customers’ buying decisions. However, political uncertainty in oil producing countries, interruptions in oil production due to disasters, whether natural or man-made, or other economic factors could significantly impact oil prices which could negatively impact demand for the Company’s products.

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

Steel is a major component in the Company’s equipment. Steel prices rose modestly during the first half of 2012, but have recently decreased due to weakness in demand.  The Company expects steel pricing to remain relatively flat into the fourth quarter of 2012.  The Company continues to utilize forward looking contracts as well as advanced steel purchases to minimize the impact of increased steel prices. The Company will continue to review the trends in steel prices in future months and establish future contract pricing accordingly.

In addition to the factors stated above, many of the Company’s markets are highly competitive, and its products compete worldwide with a number of other manufacturers and dealers that produce and sell similar products. A relatively weak U.S. dollar, combined with improving economic conditions in certain foreign economies, has had a positive impact on the Company’s international sales in recent years.  Recently, however, the U. S. dollar has strengthened against many currencies where the Company markets its products causing the Company’s products to be more expensive in the local currencies in those countries.  Increasing domestic interest rates or weakening economic conditions abroad could continue to cause the dollar to strengthen, which could negatively impact the Company’s international sales.

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

Results of Operations

Net Sales
Net sales increased $6,119,000 or 2.5% from $247,756,000 for the second quarter of 2011 to $253,875,000 in the second quarter of 2012. Sales are generated primarily from new equipment and parts sales to domestic and international customers. The overall increase in sales for the second quarter of 2012 compared to the second quarter of 2011 is due to sales of $11,019,000 by GEFCO, Inc. (“GEFCO”) and Astec Mobile Machinery GmbH (“AMM”), which were each acquired in late 2011.  Additionally, sales by the Aggregate and Mining Group increased by $8,298,000 due to strong domestic results, while sales declined by $8,752,000 in the Asphalt Group and $8,306,000 in the Mobile Asphalt Group due primarily to weak domestic sales impacted by the lack of long-term federal funding legislation and state budget concerns.

Net sales increased $42,568,000 or 8.9% from $477,945,000 for the first six months of 2011 to $520,513,000 in the first six months of 2012. Sales are generated primarily from new equipment and parts sales to domestic and international customers. The increase in sales for the first six months of 2012 compared to the first six months of 2011 is partially due to sales of $24,773,000 by GEFCO and AMM, which were each acquired in late 2011.  Additionally, sales by the Aggregate and Mining Group increased $20,749,000 due to strong domestic results.

Domestic sales for the second quarter of 2012 were $161,477,000 or 63.6% of consolidated net sales compared to $139,430,000 or 56.3% of consolidated net sales for the second quarter of 2011, an increase of $22,047,000 or 15.8%, due primarily to increases in sales in the Underground and Aggregate and Mining groups.  The increased Underground Group’s sales were partially the result of the addition of GEFCO sales in 2012 results.  International sales for the second quarter of 2012 were $92,398,000 or 36.4% of consolidated net sales compared to $108,326,000 or 43.7% of consolidated net sales for the second quarter of 2011, a decrease of $15,928,000 or 14.7%.  Decreased international sales, which were impacted by the increased value of the dollar and the general slowdown in the international economy, occurred in all groups except for the Other Group.  The decreases in international sales occurred primarily in Canada, South America (other than Brazil), the Middle East, Europe, Mexico and Australia, offset by small increases in international sales in China, post-Soviet States, India and Central America.

Domestic sales for the first six months of 2012 were $322,876,000 or 62.0% of consolidated net sales compared to $286,953,000 or 60.0% of consolidated net sales for the first six months of 2011, an increase of $35,923,000 or 12.5%, due primarily to increases in sales in the Underground and Aggregate and Mining groups.  The increased Underground Group’s sales were partially the result of the addition of GEFCO sales in 2012 results.  International sales for the first six months of 2012 were $197,637,000 or 38.0% of consolidated net sales compared to $190,992,000 or 40.0% of consolidated net sales for the first six months of 2011, an increase of $6,645,000 or 3.5%.  The overall increase in international sales for the first six months of 2012 compared to the first six months of 2011 occurred primarily in the Underground and Other groups. The increases in international sales occurred primarily in Australia, Brazil, Russia and other post-Soviet states, China and other Asian countries, offset by a decline in international sales in Canada, South America (other than Brazil), and Europe.

Parts sales increased 12.1% or $7,096,000 from $58,491,000 for the second quarter of 2011 to $65,587,000 for the second quarter of 2012.  Parts sales as a percentage of net sales increased 220 basis points from 23.6% for the second quarter of 2011 to 25.8% for the second quarter of 2012 due to parts sales increasing faster than equipment sales.  Parts sales are also positively impacted by customers delaying replacement equipment orders due to the uncertainty in the economy and thereby maintaining older equipment already in use.

Parts sales increased 22.3% or $25,802,000 from $115,816,000 for the first six months of 2011 to $141,618,000 for the first six months of 2012.  Parts sales as a percentage of net sales increased 300 basis points from 24.2% for the first six months of 2011 to 27.2% for the first six months of 2012 due to parts sales increasing faster than equipment sales.  Parts sales are also positively impacted by customers delaying replacement equipment orders due to the uncertainty in the economy and thereby maintaining older equipment already in use.

Gross Profit
Consolidated gross profit decreased 9.3% or $5,741,000 from $61,971,000 for the second quarter of 2011 to $56,230,000 for the second quarter of 2012.  Gross profit as a percentage of sales decreased 290 basis points to 22.1% in the second quarter of 2012 from 25.0% in the second quarter of 2011 due partially to the costs associated with the redesign of certain of our products as a result of the switch to Tier 4 engines mandated by the federal government, as well as increased production costs associated with initial shipments of new products recently introduced to the market.  Sales price increases lagging behind raw material price increases on the aged backlog of equipment orders and competitive pricing pressures also contributed to the decrease in gross profit as a percent of sales.

Consolidated gross profit increased 0.2% or $203,000 from $116,674,000 for the first six months of 2011 to $116,877,000 for the first six months of 2012.  Gross profit as a percentage of sales decreased 190 basis points to 22.5% in the first six months of 2012 from 24.4% in the first six months of 2011 due partially to the costs associated with the redesign of certain of our products as a result of the switch to Tier 4 engines mandated by the federal government, as well as increased production costs associated with new products recently introduced to the market.  Sales price increases lagging behind raw material price increases on the aged backlog of equipment orders and competitive pricing pressures also contributed to the decrease in gross profit as a percent of sales.

Selling, General, Administrative and Engineering Expenses
Selling, general, administrative and engineering expenses for the second quarter of 2012 were $40,376,000, or 15.9% of net sales, compared to $38,789,000, or 15.7% of net sales, for the second quarter of 2011, an increase of $1,587,000, or 4.1% due primarily to $2,298,000 of expenses incurred by GEFCO and AMM, which were acquired in late 2011.  Excluding costs incurred by GEFCO and AMM, the net decline in selling, general, administrative and engineering expense is primarily due to reduced profit sharing expense of $871,000, SERP expense of $594,000, ConExpo exhibit costs of $755,000 and legal fees of $496,000 offset by increased payroll and related costs of $1,506,000 and insurance costs of $506,000.

Selling, general, administrative and engineering expenses for the first six months of 2012 were $82,263,000, or 15.8% of net sales, compared to $78,278,000, or 16.4% of net sales, for the first six months of 2011, an increase of $3,985,000, or 5.1% due primarily to $4,449,000 of expenses incurred by GEFCO and AMM, which were acquired in late 2011.  Excluding the costs incurred by GEFCO and AMM, the net decline in selling, general, administrative and engineering expense is primarily due to reductions in ConExpo exhibit costs of $3,423,000, stock incentive expenses of $1,061,000, SERP expenses of $593,000, and profit sharing expenses of $795,000 offset by increases in payroll related expenses of $3,821,000 and insurance costs of $2,062,000.

Asset Impairment Charge
During the second quarter of 2011, the Company designated an airplane that it intends to replace as an “asset held for sale” and performed a market analysis to determine its fair value.  Due to the recent deterioration of aircraft values in the used aviation equipment market, the fair value of the airplane was determined to be significantly below its carrying value, and as a result the Company recorded an impairment charge of $2,170,000 in the second quarter of 2011.  An additional $134,000 impairment of this equipment was recorded in December 2011. The $800,000 fair value of the airplane is included in other current assets in the Company’s June 30, 2012 balance sheet.

Interest Expense
Interest expense in the second quarter of 2012 decreased $16,000 to $42,000 from $58,000 in the second quarter of 2011.

Interest expense in the first six months of 2012 decreased $4,000 to $90,000 from $94,000 in the first six months of 2011.

Other Income, net of expenses
Other income, net of expenses was $627,000 for the second quarter of 2012 compared to $366,000 for the second quarter of 2011, an increase of $261,000, or 71.3%.  Other income is generated primarily by investments held by Astec Insurance, the Company’s captive insurance company and license fee income.

Other income, net of expenses was $1,477,000 for the first six months of 2012 compared to $773,000 for the first six months of 2011, an increase of $704,000, or 91.1%.  Other income is generated primarily by investments held by Astec Insurance, the Company’s captive insurance company and license fee income.

Income Tax
Income tax expense for the second quarter of 2012 was $6,010,000, compared to income tax expense of $7,215,000 for the second quarter of 2011. The Company’s combined effective tax rates for the second quarters of 2012 and 2011 were 36.6% and 33.8%, respectively.  The increase in the tax rate between periods is primarily due to the tax rate for the second quarter of 2011 including the effect of federal research and development tax credits that are currently not available for the second quarter of 2012 as Congress has not yet passed legislation extending these credits which expired as of December 31, 2011.

Income tax expense for the first six months of 2012 was $13,314,000, compared to income tax expense of $12,642,000 for the first six months of 2011. The Company’s combined effective tax rates for the first six months of 2012 and 2011 were 37.0% and 34.3%, respectively.  The increase in the tax rate between periods is primarily due to the tax rate for the first six months of 2011 including the effect of federal research and development tax credits that are currently not available for the first six months of 2012 as Congress has not yet passed legislation extending these credits which expired as of December 31, 2011.

Net Income
The Company had net income attributable to controlling interest of $10,366,000 for the second quarter of 2012 compared to $14,086,000 in the second quarter of 2011, a decrease of $3,720,000, or 26.4%. Earnings per diluted share were $0.45 in the second quarter of 2012 compared to $0.61 in the second quarter of 2011, a decrease of $0.16 or 26.2%. Diluted shares outstanding for the quarters ended June 30, 2012 and 2011 were 23,041,000 and 22,992,000, respectively. The increase in diluted shares outstanding is primarily due to granting of restricted stock units and the exercise of stock options by employees of the Company.

The Company had net income attributable to controlling interest of $22,611,000 for the first six months of 2012 compared to $24,230,000 in the first six months of 2011, a decrease of $1,619,000, or 6.7%. Earnings per diluted share were $0.98 in the first six months of 2012 compared to $1.06 in the first six months of 2011, a decrease of $0.08 or 7.5%. Diluted shares outstanding for the six-month periods ended June 30, 2012 and 2011 were 23,047,000 and 22,956,000, respectively. The increase in diluted shares outstanding is primarily due to the granting of restricted stock units and the exercise of stock options by employees of the Company.

Backlog
The backlog of orders at June 30, 2012 was $258,273,000 compared to $237,489,000 at June 30, 2011, an increase of $20,784,000, or 8.8%. The increase in backlog is due to an increase in domestic backlogs of $45,713,000 or 44.4% offset by a decrease in international backlogs of $24,929,000 or 18.5%.  The increase in total backlog was primarily due to increases in the Asphalt Group of $30,635,000 or 36.1% and offset by a decrease in the Asphalt Mobile Paving Group of $5,243,000 or 50.9%.  The June 30, 2012 backlog was comprised of 57.6% domestic orders and 42.4% international orders as compared to 43.4% domestic orders and 56.6% international orders at June 30, 2011.  The Company is unable to determine whether the changes in backlogs were experienced by the industry as a whole; however, the Company believes the changes in backlogs reflect the current economic conditions the industry is experiencing.

Segment Net Sales-Quarter (in thousands):

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Asphalt Group	$59,431	$68,183	$(8,752)	(12.8%)
Aggregate and Mining Group	94,860	86,562	8,298	9.6%
Mobile Asphalt Paving Group	45,160	53,466	(8,306)	(15.5%)
Underground Group	34,830	23,088	11,742	50.9%
Other Group	19,594	16,457	3,137	19.1%

Asphalt Group: Sales in this group were $59,431,000 for the second quarter of 2012 compared to $68,183,000 for the same period in 2011, a decrease of $8,752,000 or 12.8%.  Domestic sales for the Asphalt Group decreased $5,786,000 or 11.4% in the second quarter of 2012 compared to the same period in 2011 due primarily to customer concerns over the lack of a federal long-term highway funding bill. International sales for the Asphalt Group decreased $2,966,000 or 17.0% in the second quarter of 2012 compared to the same period in 2011.  In the second quarter international sales decreased primarily in Canada, Mexico and Europe while increasing in Central America (excluding Mexico).  Parts sales for the Asphalt Group decreased 4.4% in the second quarter of 2012 compared to the same period in 2011.

Aggregate and Mining Group: Sales in this group were $94,860,000 for the second quarter of 2012 compared to $86,562,000 for the same period in 2011, an increase of $8,298,000 or 9.6%.  Domestic sales for the Aggregate and Mining Group increased $14,531,000 or 41.7% in the second quarter of 2012 compared to the same period in 2011 due to improved infrastructure related demand particularly in the oil and gas producing regions of the country.  International sales for the Aggregate and Mining Group decreased $6,233,000 or 12.1% in the second quarter of 2012 compared to the same period in 2011. The decreases in international sales occurred primarily in Africa, South America (excluding Brazil) and the Middle East and were offset by increases in sales in Brazil and China.  Parts sales for this group increased 5.2% in the second quarter of 2012 compared to the same period in 2011.

Mobile Asphalt Paving Group: Sales in this group were $45,160,000 for the second quarter of 2012 compared to $53,466,000 for the same period in 2011, a decrease of $8,306,000 or 15.5%.  Domestic sales for the Mobile Asphalt Paving Group decreased $4,787,000 or 11.8% in the second quarter of 2012 compared to the same period in 2011, due primarily continuing concerns regarding Congress’ failure to approve a long-term highway funding bill which resulted in delays in, and in some cases the elimination of, projects during the peak road construction season as well as pricing issues as a result of the switch to Tier 4 engines mandated by the federal government.  International sales for the Mobile Asphalt Paving Group decreased $3,519,000 or 27.1% in the second quarter of 2012 compared to the same period in 2011. The decrease internationally occurred primarily in Canada, Mexico and the Middle East.  Parts sales for this group increased 2.5% in the second quarter of 2012 compared to the same period in 2011.

Underground Group: Sales in this group were $34,830,000 for the second quarter of 2012 compared to $23,088,000 for the same period in 2011, an increase of $11,742,000 or 50.9%.  Domestic sales for the Underground Group increased $16,570,000 or 241.3% in the second quarter of 2012 compared to the same period in 2011 due primarily to sales by GEFCO, which was acquired late in 2011, and initial sales of the Company’s fracturing trailers.  International sales for the Underground Group decreased $4,828,000 or 29.8% in the second quarter of 2012 compared to the same period in 2011.  The decreases in international sales occurred primarily in Australia, Europe, Canada and Russia offset by an increase in sales in Africa.  Parts sales for the Underground Group increased 117.6% in the second quarter of 2012 compared to the same period in 2011 due to GEFCO sales and improved parts sales for underground drilling equipment.

Other Group: Sales for the Other Group were $19,594,000 for the second quarter of 2012 compared to $16,457,000 for the same period in 2011, an increase of $3,137,000 or 19.1%.  Domestic sales for the Other Group, which are primarily generated by Peterson Pacific Corp., increased $1,518,000 or 23.6% in the second quarter of 2012 compared to the same period in 2011. International sales for the Other Group increased $1,619,000 or 16.1% in the second quarter of 2012 compared to the same period in 2011.  The increase occurred primarily in Australia.  Parts sales for the Other Group increased 1.0% in the second quarter of 2012 compared to the same period in 2011.

Segment Net Sales-Six Months (in thousands):

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Asphalt Group	$128,101	$141,937	$(13,836)	(9.7%)
Aggregate and Mining Group	186,164	165,415	20,749	12.5%
Mobile Asphalt Paving Group	87,153	103,421	(16,268)	(15.7%)
Underground Group	71,559	34,755	36,804	105.9%
Other Group	47,536	32,417	15,119	46.6%

Asphalt Group: Sales in this group were $128,101,000 for the first six months of 2012 compared to $141,937,000 for the same period in 2011, a decrease of $13,836,000 or 9.7%.  Domestic sales for the Asphalt Group decreased $8,465,000 or 8.1% in the first six months of 2012 compared to the same period in 2011 due primarily to customer concerns over the lack of a federal long-term highway funding bill.  International sales for the Asphalt Group decreased $5,371,000 or 14.5% in the first six months of 2012 compared to the same period in 2011.  In the first six months international sales decreased primarily in Canada and Europe while increasing in post-Soviet states, South America and Asia.  Parts sales for the Asphalt Group increased 3.4% in the first six months of 2012 compared to the same period in 2011.

Aggregate and Mining Group: Sales in this group were $186,164,000 for the first six months of 2012 compared to $165,415,000 for the same period in 2011, an increase of $20,749,000 or 12.5%.  Domestic sales for the Aggregate and Mining Group increased $26,324,000 or 37.2% in the first six months of 2012 compared to the same period in 2011 due to improved infrastructure related demand particularly in the oil and gas producing regions of the country.  International sales for the Aggregate and Mining Group decreased $5,575,000 or 5.9% in the first six months of 2012 compared to the same period in 2011. The decreases in international sales occurred primarily in South America (excluding Brazil), Africa and the Middle East and were offset by an increase in sales in Brazil and China.  Parts sales for this group increased 13.0% in the first six months of 2012 compared to the same period in 2011.

Mobile Asphalt Paving Group: Sales in this group were $87,153,000 for the first six months of 2012 compared to $103,421,000 for the same period in 2011, a decrease of $16,268,000 or 15.7%.  Domestic sales for the Mobile Asphalt Paving Group decreased $13,375,000 or 16.4% in the first six months of 2012 compared to the same period in 2011, due primarily to continuing concerns regarding Congress’ failure to approve a long-term highway funding bill which resulted in delays in, and in some cases the elimination of, projects during the peak road construction season as well as pricing issues as a result of the switch to Tier 4 engines mandated by the federal government.  International sales for the Mobile Asphalt Paving Group decreased $2,893,000 or 13.2% in the first six months of 2012 compared to the same period in 2011. The decrease internationally occurred primarily in Mexico, Canada, the Middle East and South America and was offset by an increase in Russia and China.  Parts sales for this group increased 16.5% in the first six months of 2012 compared to the same period in 2011.

Underground Group: Sales in this group were $71,559,000 for the first six months of 2012 compared to $34,755,000 for the same period in 2011, an increase of $36,804,000 or 105.9%.  Domestic sales for the Underground Group increased $31,690,000 or 226.6% in the first six months of 2012 compared to the same period in 2011 due primarily to sales by GEFCO, which was acquired late in 2011 and initial sales of fracturing trailers and drilling equipment.  International sales for the Underground Group increased $5,114,000 or 24.6% in the first six months of 2012 compared to the same period in 2011, which reflects the increased efforts by the Company to grow its international business, increased oil and gas drilling activities in certain foreign markets and positive market acceptance of new oil and gas drilling equipment offerings. The increases in international sales occurred primarily in Africa, the Middle East and Mexico and were offset by sales declines in Russia and Brazil. Part sales for the Underground Group increased 168.0% in the first six months of 2012 compared to the same period in 2011.

Other Group: Sales for the Other Group were $47,536,000 for the first six months of 2012 compared to $32,417,000 for the same period in 2011, an increase of $15,119,000 or 46.6%.  Domestic sales for the Other Group, which are primarily generated by Peterson Pacific Corp., decreased $250,000 or 1.6% in the first six months of 2012 compared to the same period in 2011, due primarily to continuing weak domestic construction activities. International sales for the Other Group increased $15,369,000 or 92.1% in the first six months of 2012 compared to the same period in 2011 due primarily to increased asphalt plant and component sales by Astec Australia.  The increase occurred primarily in Australia, while Peterson also experienced increased sales in South America.  Parts sales for the Other Group increased 5.5% in the first six months of 2012 compared to the same period in 2011.

Segment Profit (Loss)-Quarter (in thousands):

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Asphalt Group	$3,902	$9,102	$(5,200)	(57.1%)
Aggregate and Mining Group	11,567	9,727	1,840	18.9%
Mobile Asphalt Paving Group	4,082	8,532	(4,450)	(52.2%)
Underground Group	355	172	183	106.4%
Other Group	(8,590)	(13,565)	4,975	36.7%

Asphalt Group: Segment profit for this group was $3,902,000 for the second quarter of 2012 compared to $9,102,000 for the same period in 2011, a decrease of $5,200,000 or 57.1%. This decrease is due primarily to an $8,752,000 reduction in sales coupled with a 480 basis point decrease in gross margins for the second quarter of 2012 compared to the second quarter of 2011.  The decrease in margins is due partially to competitive pricing pressures on the lower industry demand and certain sales price increases lagging behind raw material price increases on the aged backlog of equipment orders as well.  Profits were also negatively impacted by a reduction in direct labor hours incurred resulting in lower overhead absorption, while costs also increased due to decreases in the typical order size flowing through the manufacturing facilities and increased production costs on the initial production of new products. Asphalt Group’s profits were also negatively impacted by increased selling expenses of $493,000 and research and development costs of $409,000.

Aggregate and Mining Group: Segment profit for this group was $11,567,000 for the second quarter of 2012 compared to $9,727,000 for the same period in 2011, an increase of $1,840,000 or 18.9%.  This group’s profits were positively impacted by $8,298,000 of increased sales and a 130 basis point increase in gross margin.  Gross margin was impacted by a 5.2% increase in parts sales for the quarter and improved plant utilization due to increased production volumes. Segment profits were negatively impacted by a $939,000 increase in selling costs associated with the increased sales.

Mobile Asphalt Paving Group: Segment profit for this group was $4,082,000 for the second quarter of 2012 compared to $8,532,000 in the second quarter of 2011, a decrease of $4,450,000 or 52.2%. This decrease is due primarily to a $8,306,000 reduction in sales coupled with a 670 basis point decrease in gross margin during the second quarter of 2012 compared to the second quarter of 2011, due partially to increased component and manufacturing costs associated with the change-over to Tier 4 engines as mandated by the federal government.  Margins were also negatively impacted by pricing pressures caused by lower industry sales demand and additional pricing issues on the Company’s products produced with the newly required Tier 4 engines as certain foreign competitors are allowed to continue selling equipment in the United States with the less expensive Tier 3 engines.

Underground Group: This group had segment profits of $355,000 in the second quarter of 2012 compared to $172,000 in the second quarter of 2011 for an increase of $183,000 or 106.4%.  This group’s profits were positively impacted by $11,742,000 in increased sales which were partially offset by a 200 basis point decrease in gross margin during the second quarter of 2012 compared to the second quarter of 2011 due primarily to the impact of GEFCO’s profits which were lower than anticipated due to the mix of products shipped in the second quarter.

        Other Group: The Other Group had a segment loss of $8,590,000 in the second quarter of 2012 compared to a loss of $13,565,000 in the second quarter of 2011 for an improvement of $4,975,000 or 36.7%.  This improvement was primarily due to reduced expenses including a $2,170,000 asset impairment incurred in 2011, reductions in profit sharing expenses of $871,000, insurance costs of $964,000, SERP expenses of $594,000 and income taxes, which includes U.S. federal income taxes for all companies, of $915,000.  This group includes the parent company, Astec Industries, Inc., which records all of the domestic federal tax expense for the Company as well as other non-allocable administrative costs.

Segment Profit (Loss)-Six Months (in thousands):
	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Asphalt Group	$11,293	$19,921	$(8,628)	(43.3%)
Aggregate and Mining Group	21,138	15,349	5,789	37.7%
Mobile Asphalt Paving Group	8,003	15,843	(7,840)	(49.5%)
Underground Group	483	(3,677)	4,160	113.1%
Other Group	(17,870)	(22,063)	4,193	19.0%

Asphalt Group: Segment profit for this group was $11,293,000 for the first six months of 2012 compared to $19,921,000 for the same period in 2011, a decrease of $8,628,000 or 43.3%. This decrease is due primarily to a $13,836,000 reduction in sales coupled with a 330 basis point decrease in gross margins for the first six months of 2011 compared to the first six months of 2012, due partially to competitive pricing pressures on the lower industry demand and to certain sales price increases lagging behind raw material price increases on the aged backlog of equipment orders.  Profits were also negatively impacted by a reduction in direct labor hours incurred resulting in lower overhead absorption, while costs also increased due to decreases in the typical order size flowing through the manufacturing facilities and increased production costs on the initial production of new products. Asphalt Group’s profits were also negatively impacted by increased research and development costs of $1,158,000

Aggregate and Mining Group: Segment profit for this group was $21,138,000 for the first six months of 2012 compared to $15,349,000 for the same period in 2011, an increase of $5,789,000 or 37.7%.  This group’s profits were positively impacted by a $20,749,000 increase in sales and a 170 basis point increase in gross margin.  Gross margin was impacted by a 13.0% increase in parts sales for the quarter and improved plant utilization due to increased production volumes.  Aggregate and Mining Group profits were negatively impacted by increased selling expenses of $566,000 and legal fees of $471,000.

Mobile Asphalt Paving Group: Segment profit for this group was $8,003,000 for the first six months of 2012 compared to $15,843,000 in the first six months of 2011, a decrease of $7,840,000 or 49.5%. This decrease is due primarily to a $16,268,000 reduction in sales coupled with a 430 basis point decrease in gross margin during the first six months of 2012 compared to the first six months of 2011, due partially to increased component and manufacturing costs associated with the change-over to Tier 4 engines as mandated by the federal government.  Margins were also negatively impacted by pricing pressures on the Company’s products produced with the newly required Tier 4 engines as certain foreign competitors are allowed to continue selling equipment in the United States with the less expensive Tier 3 engines.

Underground Group: This group had a segment profit of $483,000 in the first six months of 2012 compared to a loss of $3,677,000 in the first six months of 2011 for an improvement of $4,160,000 or 113.1%.  This group’s profits were positively impacted by a $36,804,000 increase in sales and a 280 basis point increase in gross margin during the first six months of 2012 compared to the first six months of 2011 due to the impact of GEFCO’s profits on the group’s total results and improved plant utilization resulting from increased production volumes.  The Underground Group’s profits were negatively impacted by increased selling expenses of $926,000 and general and administrative expenses of $1,669,000 due primarily to the acquisition of GEFCO in late 2011.

Other Group: The Other Group had a segment loss of $17,870,000 in the first six months of 2012 compared to a loss of $22,063,000 in the first six months of 2011 for an improvement of $4,193,000 or 19.0%.  This improvement in profits was primarily due to reduced expenses including a $2,170,000 asset impairment incurred in 2011, reductions in profit sharing expenses of $708,000, insurance costs of $831,000, and SERP expenses of $593,000 offset by increased income taxes, which includes U.S. federal income taxes for all companies, of $1,297,000.  This group includes the parent company, Astec Industries, Inc., which records all of the domestic federal tax expense for the Company as well as other non-allocable administrative costs.

Liquidity and Capital Resources
The Company’s primary sources of liquidity and capital resources are its cash on hand, investments, borrowing capacity under a $100,000,000 revolving credit facility and cash flows from operations. The Company had $35,916,000 of cash available for operating purposes at June 30, 2012. In addition, the Company had no borrowings outstanding under its credit facilities with Wells Fargo Bank, N.A. (“Wells Fargo”) at any time during the six months ended June 30, 2012. Net of letters of credit of $12,853,000, the Company had borrowing availability of $87,147,000 under the credit facility as of June 30, 2012.  The Wells Fargo credit facility is a five-year agreement entered into in April 2012 to replace an expiring prior agreement.  This amended and restated credit agreement continues the Company’s previous $100,000,000 revolving credit facility, with an increase in the sub-limit for letters of credit from $15,000,000 to $25,000,000.  Borrowings under the agreement are subject to an interest rate equal to the daily one month LIBOR rate plus a 0.75% margin.  Interest only payments are due monthly. The unused facility fee is 0.175%.  The amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income, minimum tangible net worth and maximum allowed capital expenditures.

The Company’s South African subsidiary, Osborn Engineered Products SA (Pty) Ltd (“Osborn”), has a credit facility of $9,108,000 (ZAR 75,000,000) to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of June 30, 2012, Osborn had no outstanding borrowings under the credit facility, but $4,644,000 in standby letters of credit and performance, advance payment and retention guarantees were issued under the facility. The facility is secured by Osborn’s buildings and improvements, accounts receivable and cash balances and a $2,000,000 letter of credit issued by the parent Company.  As of June 30, 2012, Osborn had available credit under the facility of $4,464,000. The facility has an ongoing, indefinite term subject to periodic reviews by the bank. The interest rate is the South Africa prime rate, which was 9.00% at June 30, 2012 and December 31, 2011. The unused facility fee is 0.793%.

The Company’s Australian subsidiary, Astec Australia Pty Ltd (“Astec Australia”), has a credit facility to finance short-term working capital needs of $815,000 (AUD 800,000), a bank guarantee facility of $611,000 (AUD 600,000) to facilitate contractual commitments and banking arrangements to finance foreign exchange dealer limit orders of up to $3,821,000 (AUD 3,750,000), secured by cash balances in the amount of $764,000 (AUD 750,000) and a $1,600,000 letter of credit issued by the parent Company.  No amounts were outstanding under the credit facility at June 30, 2012; however, performance guarantees in the amount of $299,000 were outstanding under the bank guarantee facility as of June 30, 2012.  The interest rate is the Australian adjusted Bank Business Rate plus a margin of 1.05%. The interest rate was 11.57% and 12.01% at June 30, 2012 and December 31, 2011, respectively.

Cash Flows from Operating Activities (in thousands):

	Six Months Ended June 30,		Increase
	2012	2011	(Decrease)
Net income	$22,687	$24,263	$(1,576)
Changes in working capital:
(Increase) decrease in trade and other receivables	(17,717)	(24,301)	6,584
(Increase) decrease in inventories	(26,919)	(28,171)	1,252
Increase (decrease) in accounts payable	(3,346)	5,006	(8,352)
Increase (decrease) in prepaid expenses	(3,739)	1,021	(4,760)
Depreciation and amortization	11,710	9,449	2,261
Other, net	5,561	9,618	(4,057)
Net cash used by operating activities	$(11,763)	$(3,115)	$(8,648)

For the six-month period ended June 30, 2012, net cash used by operating activities increased $8,648,000 compared to the same period in 2011.  The primary reasons for this increase are an increase in the amount of cash used to reduce accounts payable of $8,352,000 and an increase in cash used for prepaid deposits (primarily taxes) of $4,760,000 offset by a decrease in the additional amount of cash used for receivables of $6,584,000 and inventory of $1,252,000.  These overall changes in operating cash flows reflect increased sales and production activity during the first six months of 2012 and 2011 compared to the same periods in prior years.

Cash Flows from Investing Activities (in thousands):

	Six Months Ended June 30,		Increase
	2012	2011	(Decrease)
Expenditures for property and equipment	$(11,410)	$(18,668)	$7,258
Proceeds from sale of property and equipment	553	139	414
Net cash used by investing activities	$(10,857)	$(18,529)	$7,672

For the six-month period ended June 30, 2012, net cash used by investing activities decreased $7,672,000 compared to the same period in 2011 primarily due to a decrease in cash used for planned capital expenditures of $7,258,000.

During the three-month period ended June 30, 2012, the Company funded the first $5,000,000 of an expected $12,000,000 investment in Astec Agregados E Mineracao Do Brasil LTDA (“Astec Brazil”) located in Vespasiano, Minas Gerais, Brazil.  When fully funded by both the Company and a minority Brazil based shareholder, the Company anticipates a 75% ownership in Astec Brazil.  To date, Astec Brazil has had only limited start-up related expenditures, but plans to construct a manufacturing facility in Brazil during 2012 and 2013 with an expected cost of approximately $20,000,000.  Astec Brazil plans to fund the acquisition costs of the plant and equipment with borrowings from a local Brazilian bank.  The Company expects to increase its international market penetration in Brazil and Latin American countries with the aggregate and mining segment’s product lines to be produced in this facility.

Capital expenditures for 2012, excluding those by the Brazilian joint venture, are forecasted to total $37,400,000. The Company expects to finance these expenditures using currently available cash balances, internally generated funds and available credit under the Company’s new amended and restated credit facility with Wells Fargo. Capital expenditures are generally for machinery, equipment and facilities used by the Company in the production of its various products. The Company believes that its current working capital, cash flows generated from future operations and available capacity under its credit facility will be sufficient to meet the Company’s working capital and capital expenditure requirements through June 30, 2013.

Cash Flows from Financing Activities (in thousands):

	Six Months Ended June 30,		Increase
	2012	2011	(Decrease)
Proceeds from exercise of stock options	$492	$510	$(18)
Withholding taxes paid upon vesting of restricted stock units	(686)	-	(686)
Net proceeds from sale (purchase) of subsidiaries shares to minority shareholders	1,007	-	1,007
Other, net	42	38	4
Net cash provided by financing activities	$855	$548	$307

Cash provided by financing activities increased $307,000 in the first six months of 2012 compared to the same period in 2011 due primarily to the net proceeds from the sale/purchase of subsidiaries shares to minority shareholders of $1,007,000 offset by the Company’s funding of the payment of $686,000 of withholding taxes on the vesting of the restricted stock units (“RSUs”).  See Note 13 to the Unaudited Condensed Consolidated Financial Statements for additional information regarding the RSUs.

Financial Condition
The Company’s current assets increased to $506,386,000 at June 30, 2012 from $485,554,000 at December 31, 2011, an increase of $20,832,000, or 4.3%.  The increase is primarily attributable to an increase in inventories of $23,021,000 combined with an increase in trade receivables of $18,643,000. These increases were offset by decreases in cash and cash equivalents of $21,589,000.

The Company’s current liabilities remained relatively flat at $154,635,000 at June 30, 2012 from $154,022,000 at December 31, 2011.

Market Risk and Risk Management Policies
We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off-balance Sheet Arrangements
As of June 30, 2012, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Seasonality
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the six-month period ended June 30, 2012 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.  Based upon historical results of the past several years, 51% to 53% of the Company’s annual revenues typically occur during the first six months of the year.

Contractual Obligations
During the six months ended June 30, 2012, there were no substantial changes in our commitments or contractual liabilities.

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

Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ASTEC INDUSTRIES, INC. (Registrant)

Date: August 9, 2012	/s/ J. Don Brock
J. Don Brock Chairman of the Board and President (Principal Executive Officer)

Date: August 9, 2012	/s/ David C. Silvious
David C. Silvious Chief Financial Officer, Vice President, and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
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