Form 10-Q
period 2012-09-30
ASTEC INDUSTRIES INC
filed 2012-11-09
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
OR
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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at October 26, 2012
Common Stock, par value $0.20	22,787,508

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

Astec Industries, Inc. Condensed Consolidated Balance Sheets (in thousands) (unaudited)
	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$35,564	$57,505
Trade receivables, net	105,075	97,941
Other receivables	4,245	4,119
Inventories	340,982	299,065
Prepaid expenses and other	12,347	10,068
Deferred income tax assets	13,894	16,856
Total current assets	512,107	485,554
Property and equipment, net	192,602	188,018
Investments	10,366	9,739
Goodwill	14,981	14,989
Other long-term assets	17,357	18,583
Total assets	$747,413	$716,883
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$49,456	$55,170
Accrued product warranty	13,441	12,663
Customer deposits	45,544	42,287
Accrued payroll and related liabilities	17,452	18,897
Accrued loss reserves	3,459	3,779
Other accrued liabilities	24,060	21,226
Total current liabilities	153,412	154,022
Deferred income tax liabilities	16,809	15,983
Other long-term liabilities	16,612	17,695
Total liabilities	186,833	187,700
Shareholders’ equity	558,947	528,577
Non-controlling interest	1,633	606
Total equity	560,580	529,183
Total liabilities and equity	$747,413	$716,883

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Income (in thousands, except per share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$227,041	$214,624	$747,554	$692,569
Cost of sales	177,598	168,224	581,234	529,495
Gross profit	49,443	46,400	166,320	163,074
Selling, general, administrative and engineering expenses	40,003	37,362	122,266	115,640
Asset impairment charge	-	-	-	2,170
Income from operations	9,440	9,038	44,054	45,264
Interest expense	152	46	242	140
Other income, net of expenses	856	264	2,333	1,037
Income before income taxes	10,144	9,256	46,145	46,161
Income taxes	3,244	1,492	16,558	14,134
Net income	6,900	7,764	29,587	32,027
Net income attributable to non-controlling interest	48	41	124	74
Net income attributable to controlling interest	$6,852	$7,723	$29,463	$31,953

Earnings per common share
Net income attributable to controlling interest:
Basic	$0.30	$0.34	$1.30	$1.42
Diluted	$0.30	$0.34	$1.28	$1.39
Weighted average number of common shares outstanding:
Basic	22,691	22,599	22,675	22,580
Diluted	23,053	23,007	23,049	22,973

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Comprehensive Income (in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$6,900	$7,764	$29,587	$32,027
Change in unrecognized pension and post-retirement benefit costs, net of tax	(29)	(8)	(70)	(56)
Foreign currency translation adjustments, net of tax	815	(5,027)	406	(5,724)
Comprehensive income	7,686	2,729	29,923	26,247
Comprehensive income (loss) attributable to non-controlling interest	29	(31)	32	(19)
Comprehensive income attributable to controlling interest	$7,657	$2,760	$29,891	$26,266

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$29,587	$32,027
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	17,523	14,262
Provision for doubtful accounts	244	1,315
Provision for warranties	9,118	9,531
Deferred compensation benefit	(86)	(344)
Sale (purchase) of trading securities, net	(745)	2,062
Stock-based compensation	731	2,020
Tax benefit from stock incentive plans	(170)	(178)
Deferred income tax provision (benefit)	3,847	(1,401)
Asset impairment charge	-	2,170
Gain on disposition of fixed assets	(251)	(4)
(Increase) decrease in:
Trade and other receivables	(6,960)	(21,931)
Inventories	(46,217)	(37,114)
Prepaid expenses	773	2,137
Other assets	(860)	(1,929)
Increase (decrease) in:
Accounts payable	(5,714)	1,078
Accrued product warranty	(8,366)	(8,166)
Customer deposits	3,257	2,748
Prepaid and income taxes payable	(1,855)	(1,986)
Other accrued liabilities	(60)	(1,215)
Net cash used by operating activities	(6,204)	(4,918)
Cash flows from investing activities:
Expenditures for property and equipment	(17,288)	(29,028)
Business acquisitions	-	(3,000)
Escrow deposit on business acquisition	-	(5,000)
Proceeds from sale of property and equipment	620	205
Net cash used by investing activities	(16,668)	(36,823)
Cash flows from financing activities:
Tax benefit from stock option exercise	170	178
Supplemental Executive Retirement Plan transactions, net	(198)	(194)
Withholding tax paid upon vesting of restricted stock units	(716)	-
Proceeds from exercise of stock options	492	518
Purchase of subsidiary shares from minority shareholders	(23)	-
Sale of subsidiaries shares to minority shareholders	1,030	-
Net cash provided by financing activities	755	502
Effect of exchange rates on cash	176	(1,621)
Net decrease in cash and cash equivalents	(21,941)	(42,860)
Cash and cash equivalents, beginning of period	57,505	94,597
Cash and cash equivalents, end of period	$35,564	$51,737

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc.
Condensed Consolidated Statement of Equity
For the Nine Months Ended September 30, 2012
(in thousands)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accum-ulated Other Compre- hensive Income	Company Shares Held by SERP	Retained Earnings	Non- controlling Interest	Total Equity
Balance, December 31, 2011	22,711	$4,542	$132,744	$841	$(2,487)	$392,937	$606	$529,183
Net income	-	-	-	-	-	29,463	124	29,587
Foreign currency translation adjustments, net of tax	-	-	-	498	-	-	(92)	406
Change in unrecognized pension and post retirement costs, net of tax	-	-	-	(70)	-	-	-	(70)
Change in ownership percentage of subsidiaries	-	-	-	-	-	-	995	995
Stock-based compensation	5	1	730	-	-	-	-	731
Stock issued under incentive plans	71	14	648	-	-	-	-	662
Withholding tax paid upon vesting of RSUs	-	-	(716)	-	-	-	-	(716)
SERP transactions, net	-	-	(5)	-	(193)	-	-	(198)
Balance, September 30, 2012	22,787	$4,557	$133,401	$1,269	$(2,680)	$422,400	$1,633	$560,580

See Notes to Unaudited Condensed Consolidated Financial Statements

ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Astec Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2011.

The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

         The following table sets forth the computation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to controlling interest	$6,852	$7,723	$29,463	$31,953
Denominator:
Denominator for basic earnings per share	22,691	22,599	22,675	22,580
Effect of dilutive securities:
Employee stock options and restricted stock units	252	306	266	292
Supplemental Executive Retirement Plan	110	102	108	101
Denominator for diluted earnings per share	23,053	23,007	23,049	22,973

Net income attributable to controlling interest per share:
Basic	$0.30	$0.34	$1.30	$1.42
Diluted	$0.30	$0.34	$1.28	$1.39

A total of 1,072 options were antidilutive for each of the three-month periods ended September 30, 2012 and 2011.  A total of 822 options were antidilutive for each of the nine-month periods ended September 30, 2012 and 2011.  Antidilutive options are not included in the diluted earnings per share computation.

Note 3.  Receivables
Receivables are net of allowances for doubtful accounts of $1,783,000 and $2,398,000 as of September 30, 2012 and December 31, 2011, respectively.

Note 4.  Inventories
Inventories consist of the following (in thousands):
	September 30, 2012	December 31, 2011
Raw materials and parts	$148,830	$125,730
Work-in-process	85,117	71,490
Finished goods	79,412	80,157
Used equipment	27,623	21,688
Total	$340,982	$299,065

Note 5.  Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation of $197,308,000 and $184,316,000 as of September 30, 2012 and December 31, 2011, respectively.

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

As indicated in the table below (which excludes the Company’s pension assets), the Company has determined that all its financial assets and liabilities as of September 30, 2012 and December 31, 2011 are level 1 and level 2 in the fair value hierarchy as defined above (in thousands):

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$994	$-	$-	$994
SERP mutual funds	1,783	-	-	1,783
Preferred stocks	718	-	-	718
Trading debt securities:
Corporate bonds	3,465	906	-	4,371
Municipal bonds	1,241	1,311	-	2,552
Floating rate notes	776	198	-	974
U.S. Treasury bill	250		-	250
Other government bonds	-	467	-	467
Total financial assets	$9,227	$2,882	$-	$12,109

Financial Liabilities:
SERP liabilities	$6,244	$-	$-	$6,244
Derivative financial instruments	-	144		144
Total financial liabilities	$6,244	$144	$-	$6,388

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$989	$-	$-	$989
SERP mutual funds	1,732	-	-	1,732
Preferred stocks	441	-	-	441
Trading debt securities:
Corporate bonds	1,649	2,238	-	3,887
Municipal bonds	211	2,880	-	3,091
Floating rate notes	97	233	-	330
U.S. Treasury bill	250	-	-	250
Other government bonds	-	343	-	343
Derivative financial instruments	-	307	-	307
Total financial assets	$5,369	$6,001	$-	$11,370

Financial Liabilities:
SERP liabilities	$6,076	$-	$-	$6,076
Derivative financial instruments	-	50	-	50
Total financial liabilities	$6,076	$50	$-	$6,126

The Company reevaluates the volume of trading activity for each of its investments at the end of each quarter and adjusts the level within the fair value hierarchy as needed.  Due to increased trading activity in one of the debt securities held by Astec Insurance, $230,000 of investments are classified as Level 1 in the above table as of September 30, 2012 which were classified as Level 2 at June 30, 2012.

The Company’s investments (other than pension assets) consist of the following (in thousands):
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
September 30, 2012:
Trading equity securities	$3,229	$266	$-	$3,495
Trading debt securities	8,469	210	65	8,614
	$11,698	$476	$65	$12,109

December 31, 2011:
Trading equity securities	$3,160	$81	$79	$3,162
Trading debt securities	7,761	211	71	7,901
	$10,921	$292	$150	$11,063

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

Trading debt securities are comprised of marketable debt securities held by Astec Insurance. Astec Insurance has an investment strategy that focuses on providing regular and predictable interest income from a diversified portfolio of high-quality fixed income securities. As of September 30, 2012 and December 31, 2011, $1,743,000 and $1,324,000, respectively, of trading debt securities were due to mature within twelve months and, accordingly, are included in other current assets.  The financial liabilities related to the SERP shown above are included in other long-term liabilities in the accompanying balance sheets.

Net unrealized gains or losses incurred during the three-month periods ended September 30, 2012 and 2011 on investments still held as of the end of each reporting period amounted to a gain of $105,000 and a loss of $408,000, respectively. Net unrealized gains or losses incurred during the nine-month periods ended September 30, 2012 and 2011 on investments still held as of the end of each reporting period amounted to a gain of $273,000 and a loss of $236,000, respectively.

Note 7.  Debt
On April 12, 2012, the Company and certain of its subsidiaries entered into a new amended and restated credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), whereby Wells Fargo extended to the Company an unsecured line of credit of up to $100,000,000, including a sub-limit for letters of credit of up to $25,000,000.  The new amended and restated credit agreement replaced an expiring $100,000,000 credit facility between the Company and Wells Fargo.  There were no outstanding revolving or term loan borrowings under the credit facilities at the time of transition or as of September 30, 2012.  Letters of credit totaling $14,573,000 were outstanding under the new agreement as of September 30, 2012, resulting in additional borrowing ability of $85,427,000 on the Wells Fargo credit facility as of September 30, 2012.  The new amended and restated agreement has a five-year term expiring in April 2017.  Borrowings under the agreement are subject to an interest rate equal to the daily one month LIBOR rate plus a 0.75% margin.  The unused facility fee is 0.175%.  Interest only payments are due monthly.  The new amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income, minimum tangible net worth and maximum allowed capital expenditures.  The Company was in compliance with these covenants as of September 30, 2012.

The Company’s South African subsidiary, Osborn Engineered Products SA (Pty) Ltd (“Osborn”), has a credit facility of $9,045,000 (ZAR 75,000,000) to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of September 30, 2012, Osborn had no outstanding borrowings under the credit facility, but $3,974,000 in performance, advance payment and retention guarantees were issued under the facility. The facility is secured by Osborn’s buildings and improvements, accounts receivable and cash balances and a $2,000,000 letter of credit issued by the parent Company.  As of September 30, 2012, Osborn had available credit under the facility of $5,071,000. The interest rate is the South Africa prime rate, which was 8.50% as of September 30, 2012 and 9.0% as of December 31, 2011. The unused facility fee is 0.793%. Additionally, Osborn has entered into new agreements with another bank to replace the credit facility discussed above. The new banking arrangements provide a similar credit facility of $9,045,000 (ZAR 75,000,000) with an interest rate of 8.25%, but there are no unused facility fees or collateral required.  Osborn anticipates the transfer of the currently outstanding performance letters of credits, advance payment and retention guarantees to the new facility and the cancellation of the previous credit facility to be completed during the fourth quarter of 2012.

The Company’s Australian subsidiary, Astec Australia Pty Ltd (“Astec Australia”), has a credit facility to finance short-term working capital needs of $837,000 (AUD 800,000) and a bank guarantee facility of $628,000 (AUD 600,000) to facilitate contractual commitments and banking arrangements to finance foreign exchange dealer limit orders of up to $3,924,000 (AUD 3,750,000), secured by cash balances in the amount of $785,000 (AUD 750,000) and a $1,600,000 letter of credit issued by the parent Company.  No amounts were outstanding under the credit facility as of September 30, 2012; however, performance guarantees in the amount of $299,000 were outstanding under the bank guarantee facility as of September 30, 2012.  The interest rate is the Australian adjusted Bank Business Rate plus a margin of 1.05%. The interest rate was 11.37% and 12.01% as of September 30, 2012 and December 31, 2011, respectively.

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

Changes in the Company’s product warranty liability for the three and nine-month periods ended September 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Reserve balance, beginning of the period	$12,634	$10,247	$12,663	$9,891
Warranty liabilities accrued	3,270	3,694	9,118	9,531
Warranty liabilities settled	(2,494)	(2,692)	(8,366)	(8,166)
Other	31	(170)	26	(177)
Reserve balance, end of the period	$13,441	$11,079	$13,441	$11,079

Note 9.  Accrued Loss Reserves
The Company accrues reserves for losses related to known workers’ compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company.  The undiscounted reserves are actuarially determined based on the Company’s evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events.  Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future.  Total accrued loss reserves were $6,960,000 as of September 30, 2012 compared to $8,692,000 as of December 31, 2011, of which $3,501,000 and $4,913,000 were included in other long-term liabilities as of September 30, 2012 and December 31, 2011, respectively.

Note 10.  Income Taxes
The Company’s combined effective income tax rate was 32.0% and 16.1% for the three-month periods ended September 30, 2012 and 2011, respectively.  The Company’s combined effective income tax rate was 35.9% and 30.6% for the nine-month periods ended September 30, 2012 and 2011, respectively.  The effective tax rates for the three and nine-month periods ended September 30, 2012 were impacted by favorable return to provision adjustments for the federal research and development tax credits and federal IRC Section 199 deductions. The Company’s effective tax rate for the three and nine-month periods ended September 30, 2012 includes the effect of state income taxes and other discrete items but does not include a benefit for research and development tax credits for 2012 as legislation extending the research and development credit to 2012 has not been enacted by Congress as of September 30, 2012.  The Company’s effective tax rate for the three and nine-month periods ended September 30, 2011 included a benefit for research and development tax credits, and the tax provision was favorably impacted for the three-month period ended September 30, 2011 by an increase in the estimate of research and development tax credits earned.

The Company’s liability recorded for uncertain tax positions as of September 30, 2012 has not changed significantly in amount or composition since December 31, 2011.

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

Aggregate and Mining Group – This segment consists of seven business units (including a Brazilian facility still  in its start-up phase) that design, engineer, manufacture and market a complete line of rock crushers, feeders, conveyors, screens and washing equipment. The principal purchasers of these products are open-mine and quarry operators.

Mobile Asphalt Paving Group – This segment consists of three business units that design, engineer, manufacture and market asphalt pavers, asphalt material transfer vehicles, milling machines and paver screeds. The principal purchasers of these products are highway and heavy equipment contractors and foreign and domestic governmental agencies.

Underground Group – This segment consists of three business units that design, engineer, manufacture and market auger boring machines, directional drills, fluid/mud systems, chain and wheel trenching equipment, rock saws, road miners, geothermal drills, oil and natural gas drills and water well drills. The principal purchasers of these products are pipeline and utility contractors and oil and natural gas drillers.

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

Segment Information:
	(in thousands)
	Three Months Ended
	September 30, 2012
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$46,797	$91,860	$36,618	$29,179	$22,587	$227,041
Intersegment sales	5,860	5,939	4,276	57	57	16,189
Gross profit	9,563	22,957	7,575	4,929	4,419	49,443
Gross profit percent	20.4%	25.0%	20.7%	16.9%	19.6%	21.8%
Segment profit (loss)	$2,248	$8,697	$1,631	$518	$(5,545)	$7,549

	(in thousands)
	Nine Months Ended
	September 30, 2012
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$174,898	$278,024	$123,770	$100,738	$70,124	$747,554
Intersegment sales	19,910	19,256	13,759	1,497	168	54,590
Gross profit	37,735	72,512	28,331	15,285	12,457	166,320
Gross profit percent	21.6%	26.1%	22.9%	15.2%	17.8%	22.2%
Segment profit (loss)	$13,541	$29,836	$9,634	$1,001	$(23,416)	$30,596

	(in thousands)
	Three Months Ended
	September 30, 2011
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$50,458	$83,232	$39,143	$23,769	$18,022	$214,624
Intersegment sales	10,032	6,309	6,504	974	-	23,819
Gross profit	8,508	20,682	10,091	4,080	3,039	46,400
Gross profit percent	16.9%	24.8%	25.8%	17.2%	16.9%	21.6%
Segment profit (loss)	$500	$7,764	$4,976	$511	$(4,062)	$9,689

	(in thousands)
	Nine Months Ended
	September 30, 2011
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$192,396	$248,647	$142,565	$58,524	$50,437	$692,569
Intersegment sales	20,387	18,453	13,069	2,653	-	54,562
Gross profit	44,486	61,838	39,158	8,137	9,455	163,074
Gross profit percent	23.1%	24.9%	27.5%	13.9%	18.7%	23.5%
Segment profit (loss)	$20,421	$23,114	$20,819	$(3,166)	$(26,126)	$35,062

A reconciliation of total segment profits to the Company’s consolidated totals is as follows (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total segment profits	$7,549	$9,689	$30,596	$35,062
Net income attributable to non-controlling interest in subsidiary	(48)	(41)	(124)	(74)
Elimination of intersegment profit	(649)	(1,925)	(1,009)	(3,035)
Net income attributable to controlling interest	$6,852	$7,723	$29,463	$31,953

Note 12.  Contingent Matters
Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of $1,258,000 and $3,537,000 as of September 30, 2012 and December 31, 2011, respectively.  The maximum potential amount of future payments for which the Company would be liable was equal to $1,258,000 as of September 30, 2012.  These arrangements also provide that the Company will receive the lender’s full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements.  The Company has recorded a liability of $142,000 related to these guarantees as of September 30, 2012.

In addition, the Company is contingently liable under letters of credit issued by Wells Fargo totaling $14,573,000 as of September 30, 2012, including a $1,600,000 and a $2,000,000 letter of credit issued on behalf of Astec Australia and Osborn, respectively, two of the Company’s foreign subsidiaries.  The outstanding letters of credit expire at various dates through March 2014.  As of September 30, 2012, Osborn is contingently liable for a total of $3,974,000 in performance letters of credit, advance payments and retention guarantees.  As of September 30, 2012, Astec Australia is contingently liable for a total of $299,000 in performance bank guarantees.  As of September 30, 2012, the maximum potential amount of future payments under these letters of credit and guarantees for which the Company could be liable is $18,846,000.

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

Note 13.  Shareholders’ Equity
Under terms of the Company’s stock option plans, officers and certain other employees were granted options to purchase the Company’s common stock at no less than 100% of the market price on the date the option was granted.  No additional options can be granted under these plans; however, the Company has reserved unissued shares of common stock for the exercise of the 19,008 unexercised and outstanding options as of September 30, 2012 under these employee plans.  All options granted under these plans vested prior to 2007.

In addition, the Company’s Non-employee Directors Stock Incentive Plan allows non-employee directors to have a personal financial stake in the Company through an ownership interest.  Directors may elect to receive their compensation in cash, common stock, deferred stock or stock options.  Options granted under the Non-employee Directors Stock Incentive Plan vest and become fully exercisable immediately.  All stock options have a 10-year term.  The shares reserved under the 1998 Non-Employee Directors Stock Incentive Plan total 131,290 as of September 30, 2012, of which 106,855 shares are available for future grants of stock or deferred stock to directors.  No additional options can be granted under this plan.  The fair value of stock awards granted to non-employee directors totaled $58,000 for each of the three-month periods ended September 30, 2012 and 2011.  The fair value of stock awards granted to non-employee directors totaled $173,000 and $182,000 for the nine-month periods ended September 30, 2012 and 2011, respectively.

In 2006, the Company adopted a five-year plan to award key members of management restricted stock units (“RSUs”) each year under the Company’s 2006 Incentive Plan.  The plan allowed the Company to grant up to 700,000 RSUs to employees based upon the annual performance of individual subsidiaries and the Company as a whole during each of the five years ended December 31, 2011.  Additional RSUs were granted in 2011 based upon cumulative five-year performance.  Generally, each award will vest at the end of five years from its date of grant, or at the time a recipient retires after reaching age 65, if earlier.  In early 2011, a subsequent plan was formulated under the Company’s 2011 Incentive Plan, which was approved by the Company’s shareholders in their annual meeting held in April 2011.  This plan also allows the Company to grant up to 700,000 RSUs to employees and will operate in a similar fashion to the 2006 Incentive Plan for each of the five years ending December 31, 2015.  Compensation expense of $184,000 and $339,000 has been recorded in the three-month periods ended September 30, 2012 and 2011, respectively, to reflect the fair value of the total shares granted or expected to be granted under both plans, amortized over the portion of the vesting period occurring during the periods.  Compensation expense of $623,000 and $1,839,000 has been recorded in the nine-month periods ended September 30, 2012 and 2011, respectively, to reflect the fair value of the total shares granted or expected to be granted under both plans, amortized over the portion of the vesting period occurring during the periods.  A total of 3,478 RSUs vested during the three-month period ended September 30, 2012.  No RSUs vested during the three-month period ended September 30, 2011.  A total of 65,785 and 6,464 RSUs vested during the nine-month periods ended September 30, 2012 and 2011, respectively.  The Company withheld 20,121 shares upon the vesting of 65,785 RSUs during the nine-month period ended September 30, 2012 and used Company funds to remit the related required minimum withholding taxes to the various tax authorities.  The vesting date fair value of the RSUs that vested in the three-month period ended September 30, 2012 was $106,000.  The vesting date fair value of the RSUs that vested in the nine-month periods ended September 30, 2012 and 2011 was $2,338,000 and $228,000, respectively.

Note 14.  Seasonality
Based upon historical results of the past several years, 73% to 76% of the Company’s annual revenues typically occur during the first nine months of the year.

Note 15.  Other Income, net of expenses
Other income, net of expenses for the three and nine-month periods ended September 30, 2012 and 2011 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income	$332	$207	$866	$685
Gain (loss) on investments	22	(103)	73	37
License fee income	268	35	762	82
Other	234	125	632	233
Total	$856	$264	$2,333	$1,037

Note 16.  Derivative Financial Instruments
The Company is exposed to certain risks related to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency risk.  From time to time the Company’s foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.  The fair value of the derivative financial instrument is recorded on the Company’s balance sheet and is adjusted to fair value at each measurement date.  The changes in fair value are recognized in the consolidated statements of income in the current period.  The Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes.  The average U.S. dollar equivalent notional amount of outstanding foreign currency exchange contracts was $8,928,000 during the nine-month period ended September 30, 2012. The Company reported $144,000 of derivative liabilities in other accrued liabilities as of September 30, 2012.  The Company reported $307,000 of derivative assets in other current assets and $50,000 of derivative liabilities in other accrued liabilities as of December 31, 2011.  The Company recognized, as a component of cost of sales, a net loss of $106,000 and a net gain of $1,096,000 on the change in the fair value of derivative financial instruments in the three-month periods ended September 30, 2012 and 2011, respectively.  The Company recognized, as a component of cost of sales, a net loss of $507,000 and a net gain of $205,000 on the change in fair value of derivative financial instruments for the nine-month periods ended September 30, 2012 and 2011, respectively. There were no derivatives that were designated as hedges as of September 30, 2012.

Note 17.  Asset Impairment Charge
Assets held for sale as of September 30, 2012 consists of aviation equipment which has been replaced.  As a result of this equipment being classified as held for sale, an impairment charge of $2,170,000 was recorded in the second quarter of 2011 in the “Other” segment to reduce the carrying value of the asset to its fair value as determined based upon industry blue book valuations of used aircrafts (level 3 in the fair value hierarchy).  The $800,000 carrying value of these assets held for sale is included in other current assets in the Company’s balance sheet as of September 30, 2012.

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

On October 1, 2011, the Company acquired the GEFCO and STECO divisions of Blue Tee Corp. for $30,407,000. The Company formed a new subsidiary, GEFCO, Inc., which operates the acquired businesses from their Enid, Oklahoma facilities. This purchase resulted in the recognition of $3,877,000 of amortizable intangible assets, which consist of trade names (15 year useful life) and customer relationships (8 year useful life). The effective date of the purchase was October 1, 2011, and the results of GEFCO Inc.’s operations have been included in the consolidated financial statements since that date.  The purchase price allocation was finalized in January 2012 and funds previously held in escrow were distributed.

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

During the second quarter of 2012, the Company funded the first $5,000,000 of an expected $12,000,000 investment in Astec Agregados E Mineracao Do Brasil LTDA (“Astec Brazil”) located in Vespasiano, Minas Gerais, Brazil, a consolidated subsidiary of the Company.  When fully funded by both the Company and a minority Brazil based shareholder, the Company anticipates a 75% ownership in Astec Brazil.  To date, Astec Brazil has had only limited revenues and start-up related expenditures, but plans to construct a manufacturing facility in Brazil during 2012 and 2013 with an expected cost of approximately $20,000,000.  Astec Brazil plans to fund the acquisition costs of the plant and equipment with borrowings from a local Brazilian bank.  The Company expects to increase its international market penetration in Brazil and Latin American countries with the aggregate and mining segment’s product lines to be produced in this facility.

The revenue and pre-tax income of Protec, Protec, Ltd., Construction Machinery, GEFCO, STECO and Astec Brazil were not significant in relation to the Company’s financial statements for 2011 and the first nine months of 2012 and would not have been significant on a pro forma basis to any earlier periods.

Note 19.  Subsequent Events
On October 31, 2012, the Company entered into an agreement to sell its ownership interest in American Augers, Inc., a wholly owned subsidiary of the Company, as well as certain assets of the Trencor product line of Astec Underground to The Charles Machine Works, Inc. for approximately $55,000,000 in cash.  The agreement is expected to close before December 31, 2012 and the final purchase price is subject to typical closing adjustments.  The September 30, 2012 book value of the net assets being sold totaled approximately $47,900,000.  The product lines being sold accounted for approximately $41,900,000 of net sales during the nine months ended September 30, 2012.

On November 1, 2012, the Company’s board of directors approved a special one-time cash dividend of $1.00 per share of outstanding common stock payable to shareholders of record as of November 20, 2012.  The dividend is to be paid on December 12, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words “will,” “would,” “should,” “could,” “may,” “believes,” “anticipates,” “intends,” “forecasts” and “expects” and similar expressions.  Such forward-looking statements include, without limitation, statements regarding the Company’s expected sales and results of operations during 2012, the Company’s expected capital expenditures in 2012, the expected benefit and impact of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through September 30, 2013, the amount and impact of any current or future state or federal funding for transportation construction programs, the need for road improvements, the amount and impact of other public sector spending and funding mechanisms, changes in the economic environment as it affects the Company, the timing and impact of changes in the economy, the market confidence of customers and dealers, the Company being called upon to fulfill certain contingencies, the expected dates of granting of restricted stock units, changes in interest rates and the impact of such changes on the financial results of the Company, changes in the prices of steel and oil and the impact of such changes generally and on the demand for the Company’s products, customer’s buying decisions and the Company’s business, the ability of the Company to offset future changes in prices in raw materials, the change in the strength of the dollar and the level of the Company’s presence and sales in international markets, the impact that further development of domestic oil and natural gas production capabilities would have on the domestic economy and the Company’s business, the seasonality of the Company’s business, the percentage of the Company’s equipment sold directly to end users, the amount or value of unrecognized tax benefits, the Company’s discussion of its critical accounting policies and the ultimate outcome of the Company’s current claims and legal proceedings.

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

The Company has 16 manufacturing companies, 15 of which fall within four reportable operating segments, which include the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group. The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other unrelated industries including energy production, concrete mixing plants and wood pellet processing equipment. The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries. The business units in the Mobile Asphalt Paving Group design, manufacture and market asphalt pavers, material transfer vehicles, milling machines, stabilizers and screeds. The business units in the Underground Group design, manufacture and market trenching equipment, directional drills, geothermal drills and auger boring machines for the underground construction market, as well as vertical drills for gas and oil field development and water well industry. The Company also has one other category that contains the business units that do not meet the requirements for separate disclosure as an operating segment. The business units in the Other category include Peterson Pacific Corp. (“Peterson”), Astec Australia Pty Ltd (“Astec Australia”), Astec Insurance Company (“Astec Insurance” or “the captive”) and Astec Industries, Inc., the parent company. Peterson designs, manufactures and markets whole-tree pulpwood chippers, horizontal grinders and blower trucks. Astec Australia markets and installs equipment, services and provides parts for many of the products produced by the Company’s manufacturing companies. Astec Insurance is a captive insurance company.

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

SAFETEA-LU funding expired on September 30, 2009 and federal transportation funding operated on short-term appropriations through March 17, 2010. On March 18, 2010, President Obama signed into law the Hiring Incentives to Restore Employment (“HIRE”) Act. This law extended authorization of the surface transportation programs previously funded under SAFETEA-LU through December 31, 2010 at 2009 levels. In addition, the HIRE Act authorized a one-time transfer of $19.5 billion from the general fund to the highway trust fund related to previously foregone interest payments. It also shifted the cost of fuel tax exemptions for state and local governments from the highway trust fund to the general fund, which is estimated to generate an anticipated $1.5 billion annually, and allows the highway trust fund to retain interest earned on future unexpended balances. The U.S. Congress funded federal transportation expenditures for the fiscal year ended September 30, 2011 at the 2010 level of $41.1 billion, and it subsequently approved short-term funding of federal transportation expenditures at the same levels through September 30, 2012.  In July 2012, President Obama signed into law the “Moving Ahead for Progress in the 21st Century Act” (“Map-21”), which authorizes federal spending on highway and public transportation programs through fiscal year 2014.  Map-21 continues federal highway and transit funding at 2012 levels with modest increases for inflation.  Although the Company believes Map 21 will help stabilize the federal highway program in the near term, the Company believes a longer multi-year highway program would have the greatest positive impact on the road construction industry and allow its customers to plan and execute longer-term projects.  The level of future federal highway construction is uncertain and any future funding may be at lower levels than in the past.

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

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and its impact on customers’ purchase decisions and the price of steel may each affect the Company’s financial performance. Economic downturns generally result in decreased purchasing by the Company’s customers, which, in turn, causes reductions in sales and increased pricing pressure on the Company’s products. Rising interest rates also typically negatively impact customers’ attitudes toward purchasing equipment. The Federal Reserve has maintained historically low interest rates in response to the current economic downturn; however interest rates may increase during the remainder of 2012 or thereafter.

Significant portions of the Company’s revenues relate to the sale of equipment involved in the production, handling, recycling or installation of asphalt mix. Liquid asphalt is a by-product of oil production. An increase in the price of oil increases the cost of asphalt, which is likely to decrease demand for asphalt and therefore decrease demand for certain Company products. While increasing oil prices may have a negative financial impact on many of the Company’s customers, the Company’s equipment can use a significant amount of recycled asphalt pavement, thereby mitigating the effect of increased oil prices on the final cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt mix. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. The Company’s customers appear to be adapting their prices in response to the fluctuating oil prices, and the fluctuations did not appear to significantly impair equipment purchases during 2011 or the first nine months of 2012. The Company expects oil prices to continue to fluctuate during 2012 and thereafter. Minor fluctuations in oil prices should not have a significant impact on customers’ buying decisions. However, political uncertainty in oil producing countries, interruptions in oil production due to disasters, whether natural or man-made, or other economic factors could significantly impact oil prices which could negatively impact demand for the Company’s products.

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

Steel is a major component in the Company’s equipment. Steel prices are expected to remain steady or decline slightly through the latter part of 2012. As is typical in the early months of most years, the Company anticipates pricing to increase modestly during the first quarter of 2013. Further increases may occur if the economy strengthens significantly in 2013. The Company continues to utilize forward-looking contracts as well as advanced steel purchases to minimize the impact of increased steel prices. The Company will continue to review the trends in steel prices in future months and establish future contract pricing accordingly.

In addition to the factors stated above, many of the Company’s markets are highly competitive, and its products compete worldwide with a number of other manufacturers and dealers that produce and sell similar products. A relatively weak U.S. dollar, combined with improving economic conditions in certain foreign economies, has had a positive impact on the Company’s international sales in recent years.  Recently, however, the U. S. dollar has strengthened against several currencies where the Company markets its products causing the Company’s products to be more expensive in the local currencies in those countries.  Increasing domestic interest rates or weakening economic conditions abroad could continue to cause the dollar to strengthen, which could negatively impact the Company’s international sales.

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

Results of Operations
Net Sales
Net sales increased $12,417,000 or 5.8% from $214,624,000 for the third quarter of 2011 to $227,041,000 for the third quarter of 2012. Sales are generated primarily from new equipment and parts sales to domestic and international customers. The overall increase in sales for the third quarter of 2012 compared to the third quarter of 2011 is due to sales of $12,462,000 by GEFCO, Inc. (“GEFCO”), which was acquired in late 2011.  Additionally, sales by the Aggregate and Mining Group increased by $8,628,000 due to strong domestic results and sales by the Other Group increased by $4,565,000 due to strong international sales, particularly by Astec Australia.  These increased sales were offset by sales declines of $3,661,000 in the Asphalt Group and $2,525,000 in the Mobile Asphalt Paving Group.  Sales in these two groups were negatively impacted by the delay in passing the federal highway bill which was not passed until after most states had already issued the paving contracts for the summer season and by the uncertainty in the U.S. tax and regulatory environment.

Net sales increased $54,985,000 or 7.9% from $692,569,000 for the first nine months of 2011 to $747,554,000 for the first nine months of 2012. Sales are generated primarily from new equipment and parts sales to domestic and international customers. The increase in sales for the first nine months of 2012 compared to the first nine months of 2011 is partially due to sales of $35,600,000 by GEFCO, which was acquired in late 2011.  Additionally, sales by the Aggregate and Mining Group increased $29,377,000 due to strong domestic results and sales by the Other Group increased by $19,687,000 due to strong international sales, particularly by Astec Australia.  Sales declined by $17,498,000 in the Asphalt Group and by $18,795,000 in the Mobile Asphalt Group and were negatively impacted by the delay in passing the federal highway bill which was not passed until after most states had already issued the paving contracts for the summer season and by the uncertainty in the U.S. tax and regulatory environment.

Domestic sales for the third quarter of 2012 were $139,479,000 or 61.4% of consolidated net sales compared to $127,282,000 or 59.3% of consolidated net sales for the third quarter of 2011, an increase of $12,197,000 or 9.6%, due primarily to increases in sales by the Underground and Aggregate and Mining groups.  The increased Underground Group’s sales were the result of the addition of GEFCO sales in 2012 results.  Overall, international sales remained flat for the third quarter of 2012 at $87,562,000 or 38.6% of consolidated net sales compared to $87,342,000 or 40.7% of consolidated net sales for the third quarter of 2011, increasing in the Asphalt and Aggregate and Mining and Other groups and declining in the Mobile Asphalt and Underground groups.  The increases in international sales occurred primarily in Russia and other post-Soviet states, other European countries, Canada, Australia, Mexico and other Central American countries and were offset by sales declines in the Middle East, India, other Asian countries and Africa.

Domestic sales for the first nine months of 2012 were $462,355,000 or 61.8% of consolidated net sales compared to $414,235,000 or 59.8% of consolidated net sales for the first nine months of 2011, an increase of $48,120,000 or 11.6%, due primarily to increases in sales in the Underground and Aggregate and Mining groups, offset by domestic sales declines in the Asphalt, Mobile Asphalt and Other groups.  The increased Underground Group’s sales were partially the result of the addition of GEFCO sales in 2012 results.  International sales for the first nine months of 2012 were $285,199,000 or 38.2% of consolidated net sales compared to $278,334,000 or 40.2% of consolidated net sales for the first nine months of 2011, an increase of $6,865,000 or 2.5%.  The overall increase in international sales for the first nine months of 2012 compared to the first nine months of 2011 occurred primarily in the Other Group, and was offset by declines in international sales by the Asphalt and Mobile Asphalt Paving groups. The increases in international sales occurred primarily in Australia, Russia and other post-Soviet states, Brazil, Central America, Mexico and other European countries, and were offset by a decline in international sales in South America (other than Brazil), the Middle East, Africa, India and Canada.

Parts sales remained relatively constant at $58,264,000 for the third quarter of 2012 as compared to $58,822,000 for the third quarter of 2011.  Parts sales as a percentage of net sales decreased 170 basis points from 27.4% for the third quarter of 2011 to 25.7% for the third quarter of 2012 due to equipment sales increasing while parts sales remained constant.

Parts sales increased 14.5% or $25,245,000 from $174,637,000 for the first nine months of 2011 to $199,882,000 for the first nine months of 2012.  Parts sales as a percentage of net sales increased 150 basis points from 25.2% for the first nine months of 2011 to 26.7% for the first nine months of 2012 due to parts sales increasing faster than equipment sales.  This increase was partially attributable to the acquisition of GEFCO in late 2011 and was also positively impacted by customers delaying replacement equipment orders due to the uncertainty in the economy and thereby maintaining older equipment already in use.

Gross Profit
Consolidated gross profit increased 6.6% or $3,043,000 from $46,400,000 for the third quarter of 2011 to $49,443,000 for the third quarter of 2012.  Gross profit as a percentage of sales increased slightly from 21.6% for the third quarter of 2011 to 21.8% for the third quarter of 2012.

Consolidated gross profit increased 2.0% or $3,246,000 from $163,074,000 for the first nine months of 2011 to $166,320,000 for the first nine months of 2012.  Gross profit as a percentage of sales decreased 130 basis points to 22.2% for the first nine months of 2012 from 23.5% for the first nine months of 2011 due partially to the costs associated with the redesign of certain of our products as a result of the switch to Tier 4 engines mandated by the federal government as well as increased production costs associated with new products recently introduced to the market.  Sales price increases lagging behind raw material price increases on the aged backlog of equipment orders and competitive pricing pressures also contributed to the decrease in gross profit as a percent of sales.

Selling, General, Administrative and Engineering Expenses
Selling, general, administrative and engineering expenses for the third quarter of 2012 were $40,003,000, or 17.6% of net sales, compared to $37,362,000, or 17.4% of net sales, for the third quarter of 2011, an increase of $2,641,000, or 7.1%, due primarily to $1,942,000 of expenses incurred by GEFCO, which was acquired in late 2011.  Excluding costs incurred by GEFCO, the net increase in selling, general, administrative and engineering expense is primarily due to increased health insurance costs of $931,000, profit sharing expense of $597,000, SERP expense of $886,000, exhibit expenses of $486,000 and payroll and related costs of $573,000, offset by a decrease in research and development cost of $1,385,000.

Selling, general, administrative and engineering expenses for the first nine months of 2012 were $122,266,000, or 16.4% of net sales, compared to $115,640,000, or 16.7% of net sales, for the first nine months of 2011, an increase of $6,626,000, or 5.7%, due primarily to $6,689,000 of expenses incurred by GEFCO and Astec Mobile Machinery GmbH (“AMM”), which were acquired in late 2011.  Excluding the costs incurred by GEFCO and AMM, the net increase in selling, general, administrative and engineering expense is primarily due to increases in health insurance costs of $3,606,000 and payroll and related expenses of $4,314,000. These increases were offset by decreases in ConExpo exhibit costs of $3,510,000, stock incentive expenses of $1,216,000, bad debt expense of $1,071,000, research and development expense of $656,000 and legal and professional expense of $648,000.

Asset Impairment Charge
During the second quarter of 2011, the Company designated an airplane that it intends to replace as an “asset held for sale” and performed a market analysis to determine its fair value.  Due to the deterioration of aircraft values in the used aviation equipment market, the fair value of the airplane was determined to be significantly below its carrying value, and as a result the Company recorded an impairment charge of $2,170,000 in the second quarter of 2011.  An additional $134,000 impairment of this equipment was recorded in December 2011. The $800,000 fair value of the airplane is included in other current assets in the Company’s September 30, 2012 balance sheet.

Interest Expense
Interest expense for the third quarter of 2012 increased $106,000 to $152,000 from $46,000 for the third quarter of 2011.

Interest expense for the first nine months of 2012 increased $102,000 to $242,000 from $140,000 for the first nine months of 2011.

Other Income, net of expenses
Other income, net of expenses was $856,000 for the third quarter of 2012 compared to $264,000 for the third quarter of 2011, an increase of $592,000.  Other income is generated primarily by earnings on investments held by Astec Insurance, the Company’s captive insurance company, as well as interest income and license fee income.

Other income, net of expenses was $2,333,000 for the first nine months of 2012 compared to $1,037,000 for the first nine months of 2011, an increase of $1,296,000.  Other income is generated primarily by earnings on investments held by Astec Insurance, the Company’s captive insurance company, as well as interest income and license fee income.

Income Tax
Income tax expense for the third quarter of 2012 was $3,244,000, compared to income tax expense of $1,492,000 for the third quarter of 2011. The Company’s combined effective tax rates for the third quarters of 2012 and 2011 were 32.0% and 16.1%, respectively.  The increase in the tax rate between periods is primarily due to the tax rate for the third quarter of 2011 including the effect of federal research and development tax credits that are currently not available for the third quarter of 2012 as Congress has not yet passed legislation extending these credits which expired as of December 31, 2011.  The income tax rate for the three-month period ended September 30, 2012 was reduced to reflect a favorable return to provision adjustment for the federal research and development tax credits and federal IRC Section 199 deductions.  The income tax rate for the three-month period ended September 30, 2011 was reduced due to an increase in estimated research and development tax credits.

Income tax expense for the first nine months of 2012 was $16,558,000, compared to income tax expense of $14,134,000 for the first nine months of 2011. The Company’s combined effective tax rates for the first nine months of 2012 and 2011 were 35.9% and 30.6%, respectively.  The increase in the tax rate between periods is primarily due to the tax rate for the first nine months of 2011 including the effect of federal research and development tax credits that are currently not available for the first nine months of 2012 as Congress has not yet passed legislation extending these credits which expired as of December 31, 2011.

Net Income
The Company had net income attributable to controlling interest of $6,852,000 for the third quarter of 2012 compared to $7,723,000 for the third quarter of 2011, a decrease of $871,000, or 11.3%. Earnings per diluted share were $0.30 for the third quarter of 2012 compared to $0.34 for the third quarter of 2011, a decrease of $0.04 or 11.8%. Diluted shares outstanding for the quarters ended September 30, 2012 and 2011 were 23,053,000 and 23,007,000, respectively. The increase in diluted shares outstanding is primarily due to granting of restricted stock units and the exercise of stock options by employees of the Company.

The Company had net income attributable to controlling interest of $29,463,000 for the first nine months of 2012 compared to $31,953,000 for the first nine months of 2011, a decrease of $2,490,000, or 7.8%. Earnings per diluted share were $1.28 for the first nine months of 2012 compared to $1.39 for the first nine months of 2011, a decrease of $0.11 or 7.9%. Diluted shares outstanding for the nine-month periods ended September 30, 2012 and 2011 were 23,049,000 and 22,973,000, respectively. The increase in diluted shares outstanding is primarily due to the granting of restricted stock units and the exercise of stock options by employees of the Company.

Subsequent Events
On October 31, 2012, the Company entered into an agreement to sell its ownership interest in American Augers, Inc., a wholly owned subsidiary of the Company, as well as certain assets of the Trencor large trencher product line of Astec Underground to The Charles Machine Works, Inc. for approximately $55,000,000 in cash.  American Augers and Astec Underground are both in the Company's Underground Group.  The agreement is expected to close before December 31, 2012.  The September 30, 2012 book value of the net assets being sold totaled approximately $47,900,000.  The product lines being sold accounted for approximately $41,900,000 of net sales during the nine months ended September 30, 2012.  The disposition of american Augers and the Trencor large trencher product line is not expected to have a significant impact on the Company's future income from operations.

The Company’s strategy over the years has been to buy and grow companies; however, the Company sold the utility trencher and drill line to Toro earlier in 2012 and the opportunity recently became available to sell the Company’s investment in American Augers and the Trencor line of large trenchers at Astec Underground.  This sale will allow future redeployment of the investment into the Company’s core industries of infrastructure, mining and energy.  The Company retained the vertical oil drilling rigs and related equipment product lines and plans to relocate their production to GEFCO in Enid, Oklahoma.  The Company also retained its four-track surface miner product line manufactured by Astec Underground.  The Company expects to continue to expand its surface miner product line and to grow its fracturing pump trailer business while developing more equipment related to the fracking industry.  These product lines will continue to be manufactured at Astec Underground.

On November 1, 2012, the Company’s board of directors approved a special one-time cash dividend of $1.00 per share of outstanding common stock payable to shareholders of record as of November 20, 2012.  The dividend is to be paid on December 12, 2012.  The Company has maintained a strong balance sheet for several years but has not found suitable acquisitions in which to invest its excess cash.  After considering the additional cash being acquired from the sale of the American Augers, Inc. and the Trencor products line and the current U.S. tax rates on dividends, the Board of Directors voted to declare this special one-time dividend as a tangible return of value to its shareholders.

Backlog
The backlog of orders as of September 30, 2012 was $240,505,000 compared to $232,070,000 as of September 30, 2011, an increase of $8,435,000, or 3.6%. The increase in backlog is due to an increase in domestic backlogs of $8,249,000 or 7.6% and a slight increase in international backlogs of $186,000.  The increase in total backlog was primarily due to increases in the Asphalt Group of $8,159,000 or 8.6% and in the Underground Group of $4,242,000 or 16.1%, offset by a decrease in the Asphalt Mobile Paving Group of $2,202,000 or 43.8%.  The September 30, 2012 backlog was comprised of 48.3% domestic orders and 51.7% international orders as compared to 46.5% domestic orders and 53.5% international orders as of September 30, 2011.  The Company is unable to determine whether the changes in backlogs were experienced by the industry as a whole; however, the Company believes the changes in backlogs reflect the current economic conditions the industry is experiencing.

Segment Net Sales-Quarter (in thousands):

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Asphalt Group	$46,797	$50,458	$(3,661)	(7.3%)
Aggregate and Mining Group	91,860	83,232	8,628	10.4%
Mobile Asphalt Paving Group	36,618	39,143	(2,525)	(6.5%)
Underground Group	29,179	23,769	5,410	22.8%
Other Group	22,587	18,022	4,565	25.3%

Asphalt Group: Sales in this group were $46,797,000 for the third quarter of 2012 compared to $50,458,000 for the same period in 2011, a decrease of $3,661,000 or 7.3%.  Domestic sales for the Asphalt Group decreased $6,071,000 or 15.5% for the third quarter of 2012 compared to the same period in 2011 due primarily to delayed approval of a  the lack of a federal long-term highway funding bill impacting orders which typically require a long production lead time and state budgetary concerns. International sales for the Asphalt Group increased $2,410,000 or 21.6% for the third quarter of 2012 compared to the same period in 2011.  Third quarter international sales increased primarily in Canada and China while decreasing in India and Europe.  Parts sales for the Asphalt Group remained flat for the third quarter of 2012 compared to the same period in 2011.

Aggregate and Mining Group: Sales in this group were $91,860,000 for the third quarter of 2012 compared to $83,232,000 for the same period in 2011, an increase of $8,628,000 or 10.4%.  Domestic sales for the Aggregate and Mining Group increased $3,974,000 or 10.3% for the third quarter of 2012 compared to the same period in 2011 due to improved demand relating to infrastructure, particularly in the oil and gas producing regions of the country.  International sales for the Aggregate and Mining Group increased $4,654,000 or 10.4% for the third quarter of 2012 compared to the same period in 2011. The increases in international sales occurred primarily in Europe, Canada, Brazil, Central America and the post-Soviet states and were offset by decreases in sales in the Middle East, Africa, Asia and South America (excluding Brazil).  Parts sales for this group decreased 5.4% for the third quarter of 2012 compared to the same period in 2011.

Mobile Asphalt Paving Group: Sales in this group were $36,618,000 for the third quarter of 2012 compared to $39,143,000 for the same period in 2011, a decrease of $2,525,000 or 6.5%.  Domestic sales for the Mobile Asphalt Paving Group increased $2,237,000 or 7.5% for the third quarter of 2012 compared to the same period in 2011.  Domestic sales for the Mobile Asphalt Paving Group third quarter 2012 benefited from the passage of the federal Map-21 legislation, which authorizes federal spending on highway and public transportation programs through fiscal year 2014 as compared to the prior year which was operating under short-term funding.  International sales for the Mobile Asphalt Paving Group decreased $4,762,000 or 51.0% for the third quarter of 2012 compared to the same period in 2011. The decrease internationally occurred primarily in Canada, China and South America.  Parts sales for this group decreased 18.7% for the third quarter of 2012 compared to the same period in 2011.

Underground Group: Sales in this group were $29,179,000 for the third quarter of 2012 compared to $23,769,000 for the same period in 2011, an increase of $5,410,000 or 22.8%.  Domestic sales for the Underground Group increased $9,507,000 or 86.5% for the third quarter of 2012 compared to the same period in 2011 due primarily to sales by GEFCO, which was acquired late in 2011, and initial sales of the Company’s fracturing pump trailers.  International sales for the Underground Group decreased $4,097,000 or 32.1% for the third quarter of 2012 compared to the same period in 2011.  The decreases in international sales occurred primarily in the Middle East and China, offset by an increase in sales in Mexico.  Parts sales for the Underground Group increased 46.1% for the third quarter of 2012 compared to the same period in 2011 due primarily to the addition of GEFCO sales to the group in late 2011.

Other Group: Sales for the Other Group were $22,587,000 for the third quarter of 2012 compared to $18,022,000 for the same period in 2011, an increase of $4,565,000 or 25.3%.  Domestic sales for the Other Group, which are primarily generated by Peterson Pacific Corp., increased $2,552,000 or 29.9% for the third quarter of 2012 compared to the same period in 2011. International sales for the Other Group increased $2,013,000 or 21.3% for the third quarter of 2012 compared to the same period in 2011.  The increase occurred primarily in Australia and was offset by a decline in sales in Canada.  Parts sales for the Other Group remained flat for the third quarter of 2012 compared to the same period in 2011.

Segment Net Sales-Nine months (in thousands):
	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Asphalt Group	$174,898	$192,396	$(17,498)	(9.1%)
Aggregate and Mining Group	278,024	248,647	29,377	11.8%
Mobile Asphalt Paving Group	123,770	142,565	(18,795)	(13.2%)
Underground Group	100,738	58,524	42,214	72.1%
Other Group	70,124	50,437	19,687	39.0%

Asphalt Group: Sales in this group were $174,898,000 for the first nine months of 2012 compared to $192,396,000 for the same period in 2011, a decrease of $17,498,000 or 9.1%.  Domestic sales for the Asphalt Group decreased $14,537,000 or 10.1% for the first nine months of 2012 compared to the same period in 2011 due primarily to customer concerns over the lack of a federal long-term highway funding bill.  International sales for the Asphalt Group decreased $2,961,000 or 6.1% for the first nine months of 2012 compared to the same period in 2011.  International sales decreased primarily in Europe and India while increasing in the post-Soviet states, South America and Asia.  Parts sales for the Asphalt Group increased 2.3% for the first nine months of 2012 compared to the same period in 2011.

Aggregate and Mining Group: Sales in this group were $278,024,000 for the first nine months of 2012 compared to $248,647,000 for the same period in 2011, an increase of $29,377,000 or 11.8%.  Domestic sales for the Aggregate and Mining Group increased $30,298,000 or 27.7% for the first nine months of 2012 compared to the same period in 2011 due to improved demand relating to infrastructure, particularly in the oil and gas producing regions of the country.  International sales for the Aggregate and Mining Group decreased $921,000 or 0.7% for the first nine months of 2012 compared to the same period in 2011. The decreases in international sales occurred primarily in South America (excluding Brazil), Africa, the Middle East and Asia and were offset by increases in sales in Europe, Brazil, Canada, Central America, Russia and other post-Soviet states.  Parts sales for this group increased 6.3% for the first nine months of 2012 compared to the same period in 2011.

Mobile Asphalt Paving Group: Sales in this group were $123,770,000 for the first nine months of 2012 compared to $142,565,000 for the same period in 2011, a decrease of $18,795,000 or 13.2%.  Domestic sales for the Mobile Asphalt Paving Group decreased $11,141,000 or 10.0% for the first nine months of 2012 compared to the same period in 2011, due primarily to Congress’ delay in the approval of a long-term highway funding bill, which resulted in delays in, and in some cases the elimination of, projects during the peak road construction season, and due to pricing issues as a result of the switch to Tier 4 engines mandated by the federal government.  Additionally, the group’s foreign competitors were allowed to continue selling their products in the U.S. with the less expensive Tier 3 engines during the period.  International sales for the Mobile Asphalt Paving Group decreased $7,654,000 or 24.5% for the first nine months of 2012 compared to the same period in 2011. The decrease internationally occurred primarily in Canada, Mexico and South America and was offset by an increase in Russia and Australia.  Parts sales for this group increased 4.3% for the first nine months of 2012 compared to the same period in 2011.

Underground Group: Sales in this group were $100,738,000 for the first nine months of 2012 compared to $58,524,000 for the same period in 2011, an increase of $42,214,000 or 72.1%.  Domestic sales for the Underground Group increased $41,197,000 or 165.0% for the first nine months of 2012 compared to the same period in 2011 due primarily to sales by GEFCO which was acquired late in 2011, initial sales of fracturing pump trailers and improved sales of drilling equipment.  International sales for the Underground Group increased $1,017,000 or 3.0% for the first nine months of 2012 compared to the same period in 2011 due primarily to sales by GEFCO. The increases in international sales occurred primarily in Africa, Mexico and South America (excluding Brazil) and were offset by sales declines in Europe, Russia and the post-Soviet states, the Middle East, Canada, Brazil and China. Part sales for the Underground Group increased 118.9% for the first nine months of 2012 compared to the same period in 2011 due primarily to the acquisition of GEFCO and additional drilling equipment parts sales.

Other Group: Sales for the Other Group were $70,124,000 for the first nine months of 2012 compared to $50,437,000 for the same period in 2011, an increase of $19,687,000 or 39.0%.  Domestic sales for the Other Group, which are primarily generated by Peterson Pacific Corp., increased $2,302,000 or 9.5% for the first nine months of 2012 compared to the same period in 2011, due primarily to new domestic construction activities. International sales for the Other Group increased $17,385,000 or 66.4% for the first nine months of 2012 compared to the same period in 2011 due primarily to increased asphalt plant and component sales by Astec Australia.  The increase occurred primarily in Australia, while Peterson also experienced increased sales in South America.  Parts sales for the Other Group increased 3.6% for the first nine months of 2012 compared to the same period in 2011.

Segment Profit (Loss)-Quarter (in thousands):
	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Asphalt Group	$2,248	$500	$1,748	349.6%
Aggregate and Mining Group	8,697	7,764	933	12.0%
Mobile Asphalt Paving Group	1,631	4,976	(3,345)	(67.2%)
Underground Group	518	511	7	1.4%
Other Group	(5,545)	(4,062)	(1,483)	(36.5%)

Asphalt Group: Segment profit for this group was $2,248,000 for the third quarter of 2012 compared to $500,000 for the same period in 2011, an increase of $1,748,000 or 349.6%. This increase is due primarily a 350 basis point increase in gross margins coupled with a $1,351,000 decrease in selling, general, administrative and engineering expenses.

Aggregate and Mining Group: Segment profit for this group was $8,697,000 for the third quarter of 2012 compared to $7,764,000 for the same period in 2011, an increase of $933,000 or 12.0%.  This group’s profits were positively impacted by $8,628,000 of increased sales and a 20 basis point increase in gross margin. Offsetting the gross profit increase was an increase in selling, general, administrative and engineering expenses of $1,703,000.

Mobile Asphalt Paving Group: Segment profit for this group was $1,631,000 for the third quarter of 2012 compared to $4,976,000 for the third quarter of 2011, a decrease of $3,345,000 or 67.2%. This decrease is due primarily to a $2,525,000 reduction in sales coupled with a 510 basis point decrease in gross margin for the third quarter of 2012 compared to the third quarter of 2011, due partially to increased component and manufacturing costs associated with the switch to Tier 4 engines as mandated by the federal government.  Margins were also negatively impacted by pricing pressures caused by lower industry sales demand and foreign competitors being allowed to continue selling products in the U.S. with less expensive Tier 3 engines.

Underground Group: This group had segment profits of $518,000 for the third quarter of 2012 compared to $511,000 for the third quarter of 2011, an increase of $7,000 or 1.4%.  This group’s profits were positively impacted by $5,410,000 in increased sales, which were partially offset by a 30 basis point decrease in gross margin for the third quarter of 2012 compared to the third quarter of 2011 due primarily to the impact of GEFCO’s profits, which were lower than anticipated due to the mix of products shipped in the third quarter and abnormal costs incurred associated with the reconfiguring of its manufacturing facility.  The increase in this group’s gross profits for the quarter were also offset by an increase in selling, general, administrative and engineering expense of $1,070,000 due primarily to the addition of GEFCO to the group.

Other Group: The Other Group had a segment loss of $5,545,000 for the third quarter of 2012 compared to a loss of $4,062,000 for the third quarter of 2011, an increased loss of $1,483,000 or 36.5%.  Combined U. S. federal income taxes, which are included in this group, increased $2,095,000 for the third quarter of 2012 as compared to the third quarter of 2011 due partially to reduced tax credits for research and development expenses.  These increased taxes were offset by increased gross profits impacted by $4,565,000 of increased sales and a 270 basis point increase in gross margins.

Segment Profit (Loss)-Nine months (in thousands):
	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Asphalt Group	$13,541	$20,421	$(6,880)	(33.7%)
Aggregate and Mining Group	29,836	23,114	6,722	29.1%
Mobile Asphalt Paving Group	9,634	20,819	(11,185)	(53.7%)
Underground Group	1,001	(3,166)	4,167	131.6%
Other Group	(23,416)	(26,126)	2,710	10.4%

Asphalt Group: Segment profit for this group was $13,541,000 for the first nine months of 2012 compared to $20,421,000 for the same period in 2011, a decrease of $6,880,000 or 33.7%. This decrease is due primarily to a $17,498,000 reduction in sales coupled with a 150 basis point decrease in gross margins for the first nine months of 2012 compared to the first nine months of 2011.  Margins were negatively impacted by competitive pricing pressures on the lower industry demand and certain sales price increases lagging behind raw material price increases on the aged backlog of equipment orders.  Profits were also negatively impacted by a reduction in direct labor hours incurred, resulting in lower fixed overhead absorption.  Costs also increased due to decreases in the typical order size flowing through the manufacturing facilities and increased production costs on the initial production of new products.

Aggregate and Mining Group: Segment profit for this group was $29,836,000 for the first nine months of 2012 compared to $23,114,000 for the same period in 2011, an increase of $6,722,000 or 29.1%.  This group’s profits were positively impacted by a $29,377,000 increase in sales and a 120 basis point increase in gross margins between periods.  Gross margin was also impacted by a 6.3% increase in parts sales for the nine-month period and improved plant utilization due to increased production volumes.  These increased margins were offset by a $3,121,000 increase in year-to-date selling general, administrative and engineering expenses from 2011 to 2012.

Mobile Asphalt Paving Group: Segment profit for this group was $9,634,000 for the first nine months of 2012 compared to $20,819,000 for the first nine months of 2011, a decrease of $11,185,000 or 53.7%. This decrease is due primarily to an $18,795,000 reduction in sales coupled with a 460 basis point decrease in gross margin for the first nine months of 2012 compared to the first nine months of 2011.  Margins were negatively impacted by industry pricing pressures on lower industry demand and foreign competitors being allowed to continue selling products in the U.S. with the less expensive Tier 3 engines and increased component and manufacturing costs associated with the switch to Tier 4 engines as mandated by the federal government for U.S manufacturers.

Underground Group: This group had segment profits of $1,001,000 for the first nine months of 2012 compared to a loss of $3,166,000 for the first nine months of 2011, an improvement of $4,167,000 or 131.6%.  This group’s profits were positively impacted by a $42,214,000 increase in sales and a 130 basis point increase in gross margin during the first nine months of 2012 compared to the first nine months of 2011 due to the impact of GEFCO’s profits on the group’s total results and improved plant utilization resulting from increased production volumes.  Additionally, the group’s selling, general, administrative and engineering expenses, excluding GEFCO, decreased by $2,532,000 for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Other Group: The Other Group had a segment loss of $23,416,000 for the first nine months of 2012 compared to a loss of $26,126,000 for the first nine months of 2011, an improvement of $2,710,000 or 10.4%.  This improvement in profits was primarily due to margins earned on increased sales of $19,687,000 for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.  These improved margins were offset by increased combined federal income taxes of $3,392,000 for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Liquidity and Capital Resources
The Company’s primary sources of liquidity and capital resources are its cash on hand, investments, borrowing capacity under a $100,000,000 revolving credit facility and cash flows from operations. The Company had $35,564,000 of cash available for operating purposes as of September 30, 2012. In addition, the Company had no borrowings outstanding under its credit facilities with Wells Fargo Bank, N.A. (“Wells Fargo”) at any time during the nine months ended September 30, 2012. Net of letters of credit of $14,573,000, the Company had borrowing availability of $85,427,000 under the credit facility as of September 30, 2012.  The Wells Fargo credit facility is a five-year agreement entered into in April 2012 to replace an expiring prior agreement.  This amended and restated credit agreement continues the Company’s previous $100,000,000 revolving credit facility, with an increase in the sub-limit for letters of credit from $15,000,000 to $25,000,000.  Borrowings under the agreement are subject to an interest rate equal to the daily one month LIBOR rate plus a 0.75% margin.  Interest only payments are due monthly. The unused facility fee is 0.175%.  The amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income, minimum tangible net worth and maximum allowed capital expenditures.

The Company’s South African subsidiary, Osborn Engineered Products SA (Pty) Ltd (“Osborn”), has a credit facility of $9,045,000 (ZAR 75,000,000) to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of September 30, 2012, Osborn had no outstanding borrowings under the credit facility, but $3,974,000 in performance, advance payment and retention guarantees were issued under the facility. The facility is secured by Osborn’s buildings and improvements, accounts receivable and cash balances and a $2,000,000 letter of credit issued by the parent Company.  As of September 30, 2012, Osborn had available credit under the facility of $5,071,000. The interest rate is the South Africa prime rate, which was 8.50% as of September 30, 2012 and 9.0% as of December 31, 2011. The unused facility fee is 0.793%. Additionally, Osborn has entered into new agreements with another bank to replace the credit facility discussed above. The new banking arrangements provide a similar credit facility of $9,045,000 (ZAR 75,000,000) with an interest rate of 8.25%, but there are no unused facility fees or collateral required.  Osborn anticipates the transfer of the currently outstanding performance letters of credits, advance payment and retention guarantees to the new facility and the cancellation of the previous credit facility to be completed during the fourth quarter of 2012.

The Company’s Australian subsidiary, Astec Australia Pty Ltd (“Astec Australia”), has a credit facility to finance short-term working capital needs of $837,000 (AUD 800,000) and a bank guarantee facility of $628,000 (AUD 600,000) to facilitate contractual commitments and banking arrangements to finance foreign exchange dealer limit orders of up to $3,924,000 (AUD 3,750,000), secured by cash balances in the amount of $785,000 (AUD 750,000) and a $1,600,000 letter of credit issued by the parent Company.  No amounts were outstanding under the credit facility as of September 30, 2012; however, performance guarantees in the amount of $299,000 were outstanding under the bank guarantee facility as of September 30, 2012.  The interest rate is the Australian adjusted Bank Business Rate plus a margin of 1.05%. The interest rate was 11.37% and 12.01% as of September 30, 2012 and December 31, 2011, respectively.

Cash Flows from Operating Activities (in thousands):

	Nine Months Ended September 30,		Increase
	2012	2011	(Decrease)
Net income	$29,587	$32,027	$(2,440)
Depreciation and amortization	17,523	14,262	3,261
Deferred income tax provision (benefit)	3,847	(1,401)	5,248
Changes in working capital:
Increase in trade and other receivables	(6,960)	(21,931)	14,971
Increase in inventories	(46,217)	(37,114)	(9,103)
Increase (decrease) in accounts payable	(5,714)	1,078	(6,792)
Other, net	1,730	8,161	(6,431)
Net cash used by operating activities	$(6,204)	$(4,918)	$(1,286)

For the nine-month period ended September 30, 2012, net cash used by operating activities increased $1,286,000 compared to the same period in 2011.  The primary reasons for this increase are an increase in the amount of cash used to finance the increase in inventories of $9,103,000 and an increase in cash used to reduce accounts payable of $6,792,000 offset by the amount of cash used to finance the change in accounts receivables of $14,971,000.

Cash Flows from Investing Activities (in thousands):
	Nine Months Ended September 30,		Increase
	2012	2011	(Decrease)
Expenditures for property and equipment	$(17,288)	$(29,028)	$11,740
Business acquisition	-	(3,000)	3,000
Escrow deposit on business acquisition	-	(5,000)	5,000
Proceeds from sale of property and equipment	620	205	415
Net cash used by investing activities	$(16,668)	$(36,823)	$20,155

For the nine-month period ended September 30, 2012, net cash used by investing activities decreased $20,155,000 compared to the same period in 2011 primarily due to a decrease in cash used for planned capital expenditures of $11,740,000.

During the second quarter of 2012, the Company funded the first $5,000,000 of an expected $12,000,000 investment in Astec Agregados E Mineracao Do Brasil LTDA (“Astec Brazil”) located in Vespasiano, Minas Gerais, Brazil, a consolidated subsidiary of the Company.  When fully funded by both the Company and a minority Brazil based shareholder, the Company anticipates a 75% ownership in Astec Brazil.  To date, Astec Brazil has had only limited revenues and start-up related expenditures, but plans to construct a manufacturing facility in Brazil during 2012 and 2013 with an expected cost of approximately $20,000,000.  Astec Brazil plans to fund the acquisition costs of the plant and equipment with borrowings from a local Brazilian bank.  The Company expects to increase its international market penetration in Brazil and Latin American countries with the aggregate and mining segment’s product lines to be produced in this facility.

Capital expenditures for 2012, excluding those by the Brazilian joint venture, are forecasted to total $27,800,000. The Company expects to finance these expenditures using currently available cash balances, internally generated funds and available credit under the Company’s new amended and restated credit facility with Wells Fargo. Capital expenditures are generally for machinery, equipment and facilities used by the Company in the production of its various products. The Company believes that its current working capital, cash flows generated from future operations and available capacity under its credit facility will be sufficient to meet the Company’s working capital and capital expenditure requirements through September 30, 2013.

Cash Flows from Financing Activities (in thousands):
	Nine Months Ended September 30,		Increase
	2012	2011	(Decrease)
Proceeds from exercise of stock options	$492	$518	$(26)
Withholding taxes paid upon vesting of restricted stock units	(716)	-	(716)
Net proceeds from sale (purchase) of subsidiaries shares to minority shareholders	1,007	-	1,007
Other, net	(28)	(16)	(12)
Net cash provided by financing activities	$755	$502	$253

Cash provided by financing activities increased $253,000for the first nine months of 2012 compared to the same period in 2011, due primarily to the net proceeds from sales of shares of certain subsidiaries to minority shareholders of $1,007,000, offset by the Company’s funding of the payment of $716,000 of withholding taxes on the vesting of the restricted stock units (“RSUs”).  See Note 13 to the Unaudited Condensed Consolidated Financial Statements for additional information regarding the RSUs.

Financial Condition
The Company’s current assets increased to $512,107,000 as of September 30, 2012 from $485,554,000 as of December 31, 2011, an increase of $26,553,000, or 5.5%.  The increase is primarily attributable to an increase in inventories of $41,917,000 combined with an increase in trade receivables of $7,134,000. These increases were offset by decreases in cash and cash equivalents of $21,941,000.

The Company’s current liabilities remained relatively flat at $153,412,000 as of September 30, 2012 as compared to $154,022,000 as of December 31, 2011.

Market Risk and Risk Management Policies
We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off-balance Sheet Arrangements
As of September 30, 2012, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Seasonality
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the nine-month period ended September 30, 2012 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.  Based upon historical results of the past several years, 73% to 76% of the Company’s annual revenues typically occur during the first nine months of the year.

Contractual Obligations
During the nine months ended September 30, 2012, there were no substantial changes in our commitments or contractual liabilities.

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

Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ASTEC INDUSTRIES, INC. (Registrant)

Date: November 9, 2012	/s/ J. Don Brock
J. Don Brock Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 9, 2012	/s/ David C. Silvious
David C. Silvious Chief Financial Officer, Vice President, and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
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