Form 10-K
period 2012-12-31
ASTEC INDUSTRIES INC
filed 2013-03-01
CIK 792987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

As of June 30, 2012, the aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant was approximately $615,588,000 based upon the closing sales price as reported on the NASDAQ National Market System.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of February 15, 2013, Common Stock, par value $0.20 - 22,806,400 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the Parts of this Annual Report on Form 10-K indicated:

Document	Form 10-K
Proxy Statement relating to Annual Meeting of Shareholders to be held on April 25, 2013	Part III

ASTEC INDUSTRIES, INC.
2012 FORM 10-K ANNUAL REPORT

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
• anticipated start-up dates for our Brazilian operations;
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

PART I

Item 1.  Business

General

Astec Industries, Inc. (the "Company") is a Tennessee corporation which was incorporated in 1972.  The Company designs, engineers, manufactures and markets equipment and components used primarily in road building and related construction activities as well as other products discussed below.  The Company's products are used in each phase of road building, from quarrying and crushing the aggregate to application of the road surface. The Company also manufactures certain equipment and components unrelated to road construction, including equipment for the mining, quarrying, construction and demolition industries; gas and oil drilling rigs; water well and geothermal drilling rigs; industrial heat transfer equipment; whole-tree pulpwood chippers; horizontal grinders; and blower trucks.  The Company also manufactures a line of multiple use plants for cement treated base, roller compacted concrete and ready-mix concrete.  The Company is developing and marketing pelletizing equipment used to compress wood and other products into dense pellets for the renewable energy market among other applications.  The Company's subsidiaries hold 83 United States patents and 40 foreign patents with 73 patent applications pending and have been responsible for many technological and engineering innovations in the industries in which they operate.  The Company's products are marketed both domestically and internationally.  In addition to equipment sales, the Company manufactures and sells replacement parts for equipment in each of its product lines and replacement parts for some competitors' equipment.  The distribution and sale of replacement parts is an integral part of the Company's business.

The Company's fifteen manufacturing subsidiaries are: (i) Breaker Technology Ltd/Inc., which designs, engineers, manufactures and markets rock breaking systems in addition to processing equipment and utility vehicles for the mining and quarrying industries; (ii) Johnson Crushers International, Inc., which designs, engineers, manufactures and markets portable and stationary aggregate and ore processing equipment; (iii) Kolberg-Pioneer, Inc., which designs, engineers, manufactures and markets aggregate processing equipment for the crushed stone, gravel, manufactured sand, recycle, top soil and remediation markets; (iv) Osborn Engineered Products SA (Pty) Ltd, which designs, engineers, manufactures and markets a complete line of bulk material handling and minerals processing plant and equipment used in the aggregate, mineral mining, metallic mining and recycling industries; (v) Astec Mobile Screens, Inc. which designs, engineers, manufactures and markets mobile screening plants, portable and stationary structures and vibrating screens for the aggregate, recycle and material processing industries; (vi) Telsmith, Inc., which designs, engineers, manufactures and markets aggregate processing and mining equipment for the production and classification of sand, gravel, crushed stone and minerals used in road construction and other applications; (vii) Astec, Inc., which designs, engineers, manufactures and markets hot-mix asphalt plants, concrete mixing plants and related components of each; (viii) CEI Enterprises, Inc., which designs, engineers, manufactures and markets thermal fluid heaters, storage tanks, hot-mix asphalt plants, rubberized asphalt and polymer blending systems; (ix) Heatec, Inc., which designs, engineers, manufactures and markets thermal fluid heaters, process heaters, waste heat recovery equipment, liquid storage systems and polymer and rubber blending systems; (x) Astec Underground, Inc., which designs, engineers, manufactures and markets high pressure diesel powered pump trailers used for fracking and cleaning oil and gas wells and the four track surface miner as well as functioning as a contract manufacturer for other companies, both inside and outside the Astec family of companies; (xi) Carlson Paving Products, Inc., which designs, engineers, manufactures and markets asphalt paver screeds, a commercial paver and a windrow pickup machine; (xii) Roadtec, Inc., which designs, engineers, manufactures and markets asphalt pavers, material transfer vehicles, milling machines and a line of asphalt reclaiming and soil stabilizing machinery; (xiii) Peterson Pacific Corp., which designs, engineers, manufactures and markets whole-tree pulpwood chippers, horizontal grinders and blower trucks; (xiv) GEFCO, Inc., which was acquired in October 2011 and which designs, engineers, manufactures and markets portable drilling rigs and related equipment for the water well, environmental, groundwater monitoring, construction, geothermal, mining and shallow oil and gas exploration and production industries; and (xv) Astec Mobile Machinery GmbH, which is located in Hameln, Germany, and which began operations in the third quarter of 2011 upon the Company’s acquisition of existing businesses.  The company designs, manufactures and markets asphalt rollers and screeds and a road widener attachment and distributes products produced by other Company subsidiaries, primarily Roadtec, Inc.  The Company also has a subsidiary in Australia, Astec Australia Pty Ltd, that markets and installs equipment and services and provides parts in the region for many of the products produced by the Company’s manufacturing companies.  In addition, the Company entered into an agreement with a Brazilian company in late 2011 to form a company in Brazil with 75% ownership retained by the Company.  The jointly owned company began constructing a manufacturing facility during 2012 and expects to begin producing equipment by early 2014 to supply the South American market with various Company products for the aggregate and mining industries.

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

Segment Reporting

The Company's business units have their own decentralized management teams and offer different products and services.  The business units have been aggregated into four reportable business segments based upon the nature of the product or services produced, the type of customer for the products, the similarity of economic characteristics, the manner in which management reviews results and the nature of the production process, among other considerations.  The reportable business segments are (i) Asphalt Group, (ii) Aggregate and Mining Group, (iii) Mobile Asphalt Paving Group and (iv) Underground Group.  All remaining companies, including the Company, Astec Insurance Company, Peterson Pacific Corp. and Astec Australia Pty Ltd, as well as U.S. federal income tax expenses for all business segments, are included in the "Other Business Units" category for reporting.

Financial information in connection with the Company's financial reporting for segments of a business and for geographic areas under FASB Accounting Standards Codification (ASC) 280 is included in Note 17, Operations by Industry Segment and Geographic Area, to "Notes to Consolidated Financial Statements” presented in Appendix A of this report.

Asphalt Group

The Asphalt Group segment is made up of three business units: Astec, Inc. ("Astec"), Heatec, Inc. ("Heatec") and CEI Enterprises, Inc. ("CEI").  These business units design, engineer, manufacture and market a complete line of asphalt plants, concrete mixing plants, wood pellet plants, and related components of each, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other non-related industries.

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

Astec’s concrete production equipment is designed to be easy to operate and maintain.  Materials are managed with continuous blending using belt scales and variable frequency conveyor drives.  Shaft-driven mixers with high-torque folding action deliver a uniform concrete mix.  Astec’s tower plants, which are designed in modular configurations for either dry or wet arrangements, provide an exciting new alternative in vertical stationary concrete plants.

Astec has nearly completed the R&D phase for its pellet plants.  Once completed, Astec expects to be the world’s first and only provider of turnkey wood pellet production plants.

Certain of Astec’s products are also available through licensing agreements with TIL, Ltd. in India and CCCC Xi’an Road Construction Co. Ltd. in China.

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

Marketing

Astec markets its hot-mix asphalt products both domestically and internationally. Dillman Equipment, Inc., a manufacturer of asphalt production equipment in Prairie du Chien, Wisconsin, was acquired by Astec in October 2008 and now operates as a division of Astec. The Dillman line of equipment is offered to the market as an addition to the Astec product line. The principal purchasers of asphalt and related equipment are highway contractors. Asphalt equipment, including Dillman products, is sold directly to the customers through Astec's domestic and international sales departments, although independent agents are also used to market asphalt plants and their components in international markets.

Heatec and CEI equipment is marketed through both direct sales and dealer sales.  Manufacturers' representatives sell heating products for applications in several industries other than the asphalt industry.

In total, the products of the Asphalt Group segment are marketed by approximately 51 direct sales employees, 18 domestic independent distributors and 53 international independent distributors.

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

Competition

This industry segment faces strong competition in price, service and product performance and competes with both large publicly-held companies with resources significantly greater than those of the Company and with various smaller manufacturers. Domestic hot-mix asphalt plant competitors include Terex Corporation, Gencor Industries, Inc., ADM and Almix.  In the international market the hot-mix asphalt plant competitors include Ammann, Parker, Cifali, Speco and local manufacturers.  The market for the Company's heat transfer equipment is diverse because of the multiple applications for such equipment.  Competitors for the construction product line of heating equipment include Gencor Industries, Inc., American Heating, Pearson Heating Systems, Reliable Asphalt Products and Meeker. Competitors for the industrial product line of heating equipment include Sigma Thermal, Fulton Thermal Corporation and Vapor Power International.

Employees

At December 31, 2012, the Asphalt Group segment employed 1,116 individuals, of which 792 were engaged in manufacturing, 144 in engineering and 180 in selling, general and administrative functions.

Backlog

The backlog for the Asphalt Group at December 31, 2012 and 2011 was approximately $139,828,000 and $115,775,000, respectively. Management expects substantially all current backlogs to be filled in 2013.

Aggregate and Mining Group

The Company's Aggregate and Mining Group is comprised of seven business units focused on the aggregate, metallic mining, quarrying and recycling markets.  These business units achieve their strength by distributing products into niche markets and drawing on the advantages of brand recognition in the global market.  These business units are Telsmith, Inc. ("Telsmith"), Kolberg-Pioneer, Inc. ("KPI"), Astec Mobile Screens, Inc. ("AMS"), Johnson Crushers International, Inc. ("JCI"), Breaker Technology Ltd/Breaker Technology Inc. ("BTI"), Osborn Engineered Products, SA (Pty) Ltd ("Osborn") and Astec Agregados E Mineracao Do Brasil LTDA (“Astec Brazil”).

Products

Founded in 1906, Telsmith is the oldest subsidiary of the group.  The primary markets served under the TELSMITH® trade name are the aggregate, metallic mining and recycling industries.

Telsmith’s core products are jaw, cone and impact crushers, as well as vibrating feeders and inclined and horizontal screens. Telsmith also provides consulting and engineering services to provide complete “turnkey” processing systems. Both portable and modular plant systems are available in production ranges from 300 tph to 1500 tph.

Telsmith maintains an ISO 9001:2008 certification, an internationally recognized standard of quality assurance. In addition, Telsmith has achieved CE designation (a standard for quality assurance and safety) on its jaw crusher, cone crusher and vibrating screen products marketed into European Union countries.

Telsmith recently introduced new equipment models and enhancements to existing equipment offerings in several of its product lines.  Telsmith’s new track-mounted mobile screening plant was designed to provide improved serviceability and increased reliability by incorporating fewer hydraulic cylinders and also provides an improved anti-spin feature and a unique hybrid bearing feature.  Telsmith also recently developed a new portable crushing plant for the company’s licensee in India, and it modified other existing products to provide additional and improved features and to reduce manufacturing costs.

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

KPI products include a complete line of primary, secondary, tertiary and quaternary crushers, including jaw, horizontal shaft impactor, vertical shaft impactor and roll crushers.  KPI rock crushers are used by mining, quarrying and sand and gravel producers to crush oversized aggregate to salable size, in addition to their use for recycled concrete and asphalt. Equipment furnished by KPI can be purchased as individual components, as portable plants for flexibility or as completely engineered systems for both portable and stationary applications. Included in the portable area is the highly-portable Fast Pack ® System, featuring quick setup and teardown, thereby maximizing production time and minimizing downtime. Also included in the portable line is the fully self-contained and self-propelled Fast Trax ® track-mounted jaw and horizontal shaft crushers in six different models, which are ideal for either recycle or hard rock applications, allowing the producer to move the equipment to the material.  KPI is offering a newly expanded Global Trax line of these track-mounted crushers to focus more specifically on the global market and meet the needs for that type of equipment in more countries.

KPI sand classifying and washing equipment is designed to clean, separate and re-blend deposits to meet the size specifications for critical applications. KPI products include fine and coarse material washers, log washers, blade mills and sand classifying tanks. KPI also offers additional portable and stationary plants to handle the growing needs in specialty sands and fines recovery.  Screening plants are available in both stationary and highly portable models and are complemented by a full line of radial stacking and overland belt conveyors.

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

The KPI-JCI product line was recently expanded to include a new fine recovery plant which was designed for aggregate producers requiring a mobile fines recovery plant to support their existing operations by reducing the volume of fine material in their settling ponds without the use of flocculants.  The new model can be configured to be completely self-contained, eliminating the need for external equipment during plant set-up and tear-down.

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

JCI cone crushers are used primarily in secondary and tertiary crushing applications, and come in both remotely adjusted and manually adjusted models.  Horizontal screens are low-profile machines for use in both portable and stationary applications.  JCI incline screens are available for both standard duty and heavy duty applications, primarily in stationary applications.  JCI also manufactures the Combo Screen, a combination of an incline feed section and a horizontal discharge section.  The Combo Screen utilizes an oval stroke impulse mechanism, and offers increased throughput capacity in scalping applications where the removal of fines is desired.

Portable plants combine various configurations of cone crushers, horizontal screens, combo screens and conveyors, mounted on tow away chassis.  Due to high transportation costs of construction materials, many producers use portable equipment to produce the materials they need close to their job sites.  Portable plants allow aggregate producers the ability to quickly and efficiently move their equipment from one location to another as their jobs necessitate.

Track plants combine various configurations of cone crushers, horizontal screens, incline screens and conveyors, mounted on track chassis.  These units are fully self-contained and allow operators be producing materials within minutes of driving the equipment off of their transport trucks.  The introduction of track mounted crushing and screening plants has enabled contractors to perform jobs that in the past were not economically feasible.  JCI's track product line is also a valuable tool for our dealers, allowing them to compete in the large track mounted rental market, which had previously not been available to our dealers.

JCI introduced several new portable and stationary plant models in 2012, which helped JCI’s portable plant business grow substantially in 2012.  Additionally, a number of new screen models have been introduced in 2012, including bare units and units for portable or stationary plants.  Design and manufacturing was completed on a new larger cone crusher during 2012, and the first customer unit was installed and prepared for start-up in early 2013.  This new model incorporates many of the proven features found on other JCI cones, but it was designed to enable JCI to compete in higher tonnage applications in both the portable and stationary plant markets, as well as the global mining markets.

AMS designs, engineers, manufactures and markets mobile screening plants, portable and stationary screen structures and vibrating screens designed for the recycle, crushed stone, sand and gravel, industrial and general construction industries. These screening plants include the AMS Vari-Vibe and Duo-Vibe high frequency screens and a new multi-frequency screen. The AMS high frequency screens are used for chip sizing, sand removal and sizing recycled asphalt where conventional screens are not ideally suited. Certain of AMS products are also available through licensing agreements with TIL, Ltd. in India.

During 2012, AMS bolstered its mobile screening line with the addition of a new competitively priced 5' x 20' mobile screen with the primary target markets being sand and gravel, crushed stone, recycle, and organic screening applications.  AMS also added to its recycle line with the addition of new model originally designed primarily for use in the RAP market, specifically fractionating; however, this new model will also allow us to expand into concrete, crushed stone and sand and gravel applications.

BTl designs, engineers, manufactures and markets a complete line of stationary rockbreaker systems for the mining, quarry and recycling industries, and it provides large-scale stationary rockbreakers for open pit mining, as well as mid-sized stationary rock breakers for underground applications.  BTl also designs, engineers, manufactures and markets a complete line of four wheel drive articulated production and utility vehicles for underground mining.

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

Recent or planned additions to the BTI product line include a new stationary rockbreaking system, as well as new models in other product lines including a new hammer scaler, a new multi-purpose mine utility vehicle and a new turntable boom.  The new stationary rockbreaker system is believed to be the largest in the world and was designed to work on vibratory crusher installations in strip mining applications.  Four models of this series are planned with 48 foot, 54 foot, 58 foot and 64 foot reach and the series is capable of handling 8,500 to 20,000 FT LB class breakers.  A new hammer scaler was introduced in 2011 and is a cost-effective mobile underground scaling machine, which complements the existing BTI scaler product line and competes better with less expensive units for smaller heading and less demanding applications.  BTI's new multi-purpose mine utility vehicle is a four wheel drive, hydraulic power train, 4 ton capacity supervisor vehicle/utility vehicle and is slated for manufacturing in the first quarter of 2013. A new turntable boom was developed with a new light duty swing post for the aggregate market. The design will include a turntable bearing allowing for more compact mounting, a greater range of motion and increased swing torque.  BTI is also modifying its series of turntable booms for use in the waste transfer industry.

Osborn maintains ISO:9000; 14000 and 18000 certifications for quality assurance and designs, engineers, manufactures and markets a complete line of bulk material handling and minerals processing equipment. This equipment is used in the aggregate, mining, metallurgical and recycling industries. Osborn has been a licensee of Telsmith's technology for over 60 years. In addition to Telsmith, Osborn also manufactures products pursuant to licenses from American Pulverizer (USA) and Mogensen (UK) and has an in-house brand, Hadfields. Osborn also offers the following equipment: mineral sizers, single and double-toggle jaw crushers; core crushers; rotary breakers; roll crushers; rolling ring crushers; mills; apron feeders; out-of-balance or exciter-driven screens and feeders; modular crushing and screening plants; and a full range of idlers.

Osborn has recently added a number of new products to its product offerings, including a 300 HP gyratory crusher for secondary applications, horizontal shaft impactors, a new out-of-balance exciter gearbox, a new range of double roll crushers, and numerous modernizations and updates to its existing product lines.

Astec Brazil is in the process of constructing a manufacturing facility in Brazil.  To date, limited site preparation has been performed; however the 15,000 square-meter facility is scheduled to open in late 2013.  Manufacturing operations are expected to commence in January 2014.  The facility is being built on a 59,140 square-meter property located in Vespasiano, Minas Gerais, Brazil located in the southeastern part of the country.  Manufacturing operations, sales, distribution and product support will be located within the new facility which is expected to employee approximately 120 employees at full capacity.  The new facility will initially manufacture stationary jaw and cone crushers, vibrating feeders, screens and track-mounted crushing units, representing the brands of AMS, KPI-JCI, and Telsmith.  The Company also plans to manufacture other product lines at the facility in the future, such as BTI products for underground mining.  Once fully funded, Astec Brazil is expected to be 75% owned by the Company, with the other 25% being owned by MDE, a recognized leader in providing material handling solutions to the Brazilian market.

 Prior to completion of the facility, Astec Brazil is operating as a distributor for other Astec Aggregate and Mining companies in the South American market.

Marketing

Aggregate processing and mining equipment is marketed by approximately 105 direct sales employees, 126 domestic independent distributors and 143 international independent distributors.  The principal purchasers of aggregate processing equipment include highway and heavy equipment contractors, open mine operators, quarry operators and foreign and domestic governmental agencies.

Raw Materials

Raw materials used in the manufacture of products include carbon steel and various types of alloy steel, which are normally purchased from distributors.  Raw materials for manufacturing are normally readily available.  BTI purchases hydraulic breakers under a purchasing arrangement with a South Korean supplier.  The Company believes the South Korean supplier has sufficient capacity to meet the Company's anticipated demand; however, alternative suppliers exist for these components should any supply disruptions occur.

Competition

The Aggregate and Mining Group faces strong competition in price, service and product performance.  Aggregate and Mining equipment competitors include Metso, Cedarapids, Powerscreen and Finlay, Pegson, Jacques, subsidiaries of Terex Corporation, Deister, F. L. Smith, McLanahan, Sandvik, and other smaller manufacturers, both domestic and international.

Employees

At December 31, 2012, the Aggregate and Mining Group segment employed 1,599 individuals, of which 1,125 were engaged in manufacturing, 135 in engineering and engineering support functions and 341 in selling, general and administrative functions.

Telsmith has a labor agreement covering approximately 192 manufacturing employees which expires on September 17, 2013.  None of Telsmith's other employees are covered by a collective bargaining agreement. Approximately 125 of Osborn's manufacturing employees are members of two national labor unions with labor agreements that expire on June 30, 2014.

Backlog

At December 31, 2012 and 2011, the backlog for the Aggregate and Mining Group was approximately $88,123,000 and $98,262,000, respectively.  Management expects all current backlogs to be filled in 2013.

Mobile Asphalt Paving Group

The Mobile Asphalt Paving Group is comprised of Roadtec, Inc. ("Roadtec"), Carlson Paving Products, Inc. ("Carlson") and Astec Mobile Machinery GmbH (“Astec Mobile Machinery”), which began operations in the third quarter of 2011 in Hameln, Germany.  Roadtec designs, engineers, manufactures and markets asphalt pavers, material transfer vehicles, milling machines and a line of asphalt reclaiming and soil stabilizing machinery.  Carlson designs, engineers and manufactures asphalt paver screeds that attach to the asphalt paver to control the width and depth of the asphalt as it is applied to the roadbed.  Carlson also manufactures windrow pickup machines which transfer hot mix asphalt from the road bed into the paver's hopper and a heavy duty commercial class 8 ft. asphalt paver designed for parking lots, residential and other secondary roads. Astec Mobile Machinery serves as a distributor for Roadtec’s products in Europe and also designs, manufactures and markets screeds primarily for road construction markets outside the United States as well as a small road widener attachment.

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

Asphalt pavers are used in the application of hot-mix asphalt to the road surface.  Roadtec pavers have been designed to minimize maintenance costs while exceeding road surface smoothness requirements.  Roadtec also manufactures a paver model designed for use with the material transfer vehicle described above. This paver model is designed to carry and spray tack coat directly in front of the hot mix asphalt in a single process.

Roadtec manufactures milling machines designed to remove old asphalt from the road surface before new asphalt mix is applied.  Roadtec's milling machine lines, for larger jobs, are manufactured with a simplified control system, wide conveyors, direct drives and a wide range of horsepower and cutting capabilities to provide versatility in product application.  In addition to its larger half-lane and up highway class milling machines, Roadtec also manufactures a smaller, utility class machine for 2 ft. to 4ft. cutting widths. In addition, two new models of cold planers will be introduced in 2013: a dedicated one meter (40”) cutting width machine and a smaller 12” to 24” utility class cold plane, both mounted on wheels.

Roadtec will produce 3 soil stabilizers in 2013 at configurations of 440HP, 625HP and 755HP.  These machines double as asphalt reclaiming machines for road rehabilitations in addition to their primary purpose of stabilizing soil sub-grades with additives to provide an improved base on which to pave.  One additional model is being developed for production beginning in late 2013.

Carlson's patented screeds are part of the asphalt paving machine that places asphalt on the roadbed at a desired thickness and width while smoothing and compacting the surface.  Carlson screeds can be configured to fit many types of asphalt paving machines.  A Carlson screed uses a hydraulic powered generator to electrify elements that heat a screed plate so that asphalt will not stick to it while paving.  A generator is also available to power tools or lights for night paving.  Carlson offers options which allow extended paving widths and the addition of a curb on the road edge.  Carlson’s commercial class 8 ft. paver fills the void between competitors commercial pavers, which tend to be lighter and less robust machines and Roadtec’s highway class paver line.

Astec Mobile Machinery is functioning primarily as a distributor for Roadtec products in Europe.  Additionally, it designs and manufactures screeds and a small road widener attachment designed to meet the unique needs of the European market. An additional tamper bar screed is being developed for introduction into the European market in 2013.

Marketing

The Mobile Asphalt Paving Group equipment is marketed both domestically and internationally to highway and heavy equipment contractors, utility contractors and foreign and domestic governmental agencies. Mobile construction equipment and factory authorized machine rebuild services are marketed both directly and through dealers.  This segment employs 39 direct sales staff, 74 domestic independent distributors and 17 international independent distributors including Astec-owned distributors in Australia and Germany.

Raw Materials

Raw materials used in the manufacture of products include carbon steel and various types of alloy steel, which are normally purchased from distributors and other sources.  Raw materials for manufacturing are normally readily available.  Most steel is delivered on a "just-in-time" arrangement from suppliers to reduce inventory requirements at the manufacturing facilities, but some steel is occasionally inventoried after purchase.  Components used in the manufacturing process include engines, gearboxes, power transmissions and electronic systems.

Competition

The Mobile Asphalt Paving Group faces strong competition in price, service and performance.  Paving equipment and screed competitors include Weiler, Caterpillar Paving Products, Inc., a subsidiary of Caterpillar, Inc., Volvo Construction Equipment, CMI Corporation, a subsidiary of Terex Corporation, Vogele America, a subsidiary of Wirtgen America, Dynapac, a subsidiary of Atlas-Copco and Lee Boy.  The segment's milling machine equipment competitors include Wirtgen, CMI, Caterpillar, Bomag, Dynapac and Volvo.

Employees

At December 31, 2012, the Mobile Asphalt Paving Group segment employed 509 individuals, of which 331 were engaged in manufacturing, 40 in engineering and engineering support functions and 128 in selling, general and administrative functions.

Backlog

The backlog for the Mobile Asphalt Paving Group segment at December 31, 2012 and 2011 was approximately $4,265,000 and $6,149,000, respectively. Management expects all current backlogs to be filled in 2012. This segment typically operates with a smaller backlog in relation to sales than the Company’s other segments as many customers expect immediate delivery due to the types of products being sold and the lead times typically available on competitors’ equipment sold through dealers.

Underground Group

During most of 2012 the Underground Group consisted of three manufacturing companies, Astec Underground, Inc. ("Astec Underground"), American Augers, Inc. ("American Augers") and GEFCO, Inc. (“GEFCO”) which was acquired by the Company in October 2011.  During late 2012, the Company sold American Augers and the large trencher product line of Astec Underground.  GEFCO designs, engineers and manufactures a complete line of drilling rigs for the oil and gas, geothermal and water well industries as well as its line of King Oil tools.  Astec Underground continues to produce high pressure diesel powered pump trailers used for fracking and cleaning oil and gas wells, in addition to the four track surface miner.  Astec Underground also serves as a contract manufacturer for other companies, both inside and outside the Astec family of companies.

Products

Astec Underground’s four track surface miner is a maneuverable 1,650-horsepower miner that can cut through rock ten feet wide and up to twenty-six inches deep in a single pass.  When equipped with a GPS unit and an automatic grade and slope system, the surface miner allows road construction contractors to match the exact specifications of a survey plan.

In 2012, Astec Underground began manufacturing and selling a trailer mounted double fluid pumper for use in the hydraulic fracturing and the oil and gas extraction industries.  The unit comes complete with engines, transmissions, gearboxes, application specific cooling packages, displacement tank, plumbing and all related controls.

GEFCO, which began operations in 1931, manufactures portable drilling rigs and related equipment for the water well, environmental, groundwater monitoring, construction, mining and shallow oil and gas exploration and production industries. GEFCO’s EarthPro® Geothermal Drill, introduced in 2009, features a heavy-duty mast with a dual rack and pinion drive system.  Other features distinguishing this drill from its competitors are an automated rod loading system, a tethered two speed ground drive system and dual multi-function joystick controls.  The Earth Pro® offers increased productivity in a drill/trip out application due to its pull up / pull down capacity, three speed drive motors, and the ability to be operated by one person versus the usual three person operation.

During 2012, GEFCO’s manufacturing facilities were extensively upgraded and modernized to prepare GEFCO for its expected growth and to improve manufacturing efficiencies.

Marketing

Astec Underground typically distributes its pump trailers and surface miner products directly to the end users.  GEFCO primarily markets its products domestically and internationally directly to the end users utilizing a combination of employee and independent sales agents.  This segment employs a total of 22 direct sales staff.

Raw Materials

Raw materials used in the manufacture of products include carbon steel and various types of alloy steel, which are normally purchased from distributors and other sources.  Raw materials for manufacturing are normally readily available.  Most steel is delivered on a "just-in-time" arrangement from suppliers to reduce inventory requirements at the manufacturing facilities, but some steel is occasionally inventoried after purchase.  Components used in the manufacturing process include engines, hydraulic pumps and motors, gearboxes, power transmissions and electronic systems.

Competition

The Underground Group segment faces strong competition in price, service and product performance and competes with both large companies with resources significantly greater than those of the Company and with various smaller manufacturers.  Major competitors include Versa Drill, Schramm, Atlas Copco, National Oil Well, Blohm & Vos, Oil Country, BVM, NOV/Rolligon, Stewart & Stevenson and Dragon.

Employees

At December 31, 2012, the Underground Group segment employed 351 individuals, of which 277 were engaged in manufacturing, 23 in engineering and 51 in selling, general and administrative functions.  Included in the totals are 190 employees of GEFCO.  GEFCO has a collective bargaining agreement in place for approximately 80 manufacturing employees.  The current agreement expires on April 20, 2013.

Backlog

The backlog for the Underground Group segment at December 31, 2012 and 2011 was approximately $13,904,000 and $21,342,000, respectively.  The amount for 2011 has been adjusted to exclude the American Augers backlog for presentation purposes as the company was sold during 2012.  Management expects all current backlogs to be filled in 2013.

Other Business Units

This category consists of the Company's business units that do not meet the requirements for separate disclosure as an operating segment.  At December 31, 2012, these other operating units included  Peterson Pacific Corp. (“Peterson”), Astec Australia Pty Ltd (“Astec Australia”), Astec Insurance Company and Astec Industries, Inc., the parent company.  Peterson designs, engineers, manufactures and distributes whole-tree pulpwood chippers, biomass chippers, horizontal grinders and blower trucks.  Astec Australia was formed in October 2008 and is the sole distributor of many of the company’s product lines in Australia and New Zealand.  As a distributor, Astec Australia sells, installs, services and provides parts support for many of the products produced by the Company’s manufacturing companies. Astec Insurance Company is a captive insurance company.

Products

The primary markets served by Peterson are the wood grinding, chipping and blower truck markets. Peterson produces 3 models of whole-tree pulpwood chippers ranging from 765 to 1200 horsepower, 2 flail delimbers, 2 drum chipper models, 9 horizontal grinder models, 2 blower truck models and 2 self-contained blower trailers.  A deck screen model is produced for Peterson by JCI.  The horizontal grinders range from 475 to 1200 HP.  Peterson has granted rights under a licensing agreement to Morbark, USA, whereby Morbark may produce and sell certain grinder equipment covered by a Peterson patent.  Peterson introduced a new track chipper model in 2012.

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

Marketing

Peterson markets its machines and spare parts both domestically and internationally in the wood grinding, chipping and blower truck industries.  The disc chippers and debarkers primarily serve the pulp and paper industry.  The drum chippers primarily serve the biomass energy market.  The grinders serve the compost, mulch, biomass energy and construction and demolition recycling markets.  Blower trucks and trailers are used primarily in landscape and erosion control markets.  Domestic sales are accomplished through a combination of 16 independent distributors and 9 direct sales and support personnel.  The international market is served with 10 independent distributors plus direct sales to customers in some countries.  The principal customers of Peterson products are independent contractors who supply the markets listed above.  Municipal governments also purchase waste grinders.

Astec Australia continues to enjoy strong partnerships with key large corporate customers, but it has expanded its customer base by actively marketing products and services to a broader range of customers.  Astec Australia plans to focus on growing its existing business operations by identifying areas of competitive advantage.  Management believes that these opportunities will provide additional exposure to infrastructure development as well as in the aggregate and mining sectors.  The continuing gradual addition of other Company product lines will allow Astec Australia to access market segments not previously serviced.  Management believes that Astec Australia has the organizational structure (sales professionals, construction personnel, service technicians and administrative personnel) and operating systems, which are well established, that will allow the business to continue to grow and expand the number of business locations, sales volume, product offerings and geographical dispersion of equipment sold.  Australia and New Zealand are expected to remain the company’s key markets; however, the company also plans to pursue opportunities in other areas of the Pacific Rim and in Southeast Asia.  Astec Australia opened a new office in Tullamarine, Australia in 2012, which gives the company representation on both the east and west coasts of Australia.

Raw Materials

Raw materials used in the manufacture of products include carbon steel and various types of alloy steel, which are normally purchased from distributors and other sources.  Raw materials for manufacturing are normally readily available.  Most steel is delivered on a "just-in-time" arrangement from the supplier to reduce inventory requirements at the manufacturing facilities, but some steel is occasionally inventoried after purchase.  Purchased components used in the manufacturing process include engines, gearboxes, power transmissions and electronic control systems.

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

Astec Australia’s competitors in each product line are typically the same companies that compete with the Company in other locations.  Competitors for asphalt plants, mobile asphalt equipment, underground equipment and aggregate and mining equipment are primarily overseas manufacturers who are therefore subject to the same importation issues as Astec Australia.  The price impact of competition between European, American and Asian products is dependent primarily on the relationship between the US dollar and the Euro exchange rate as compared to the Australian dollar.

Employees

At December 31, 2012, the Other Business Units segment employed 285 individuals, of which 200 were employed by Peterson and 46 were employed by Astec Australia.  Peterson has 111 employees engaged in manufacturing, 31 in engineering and 58 in selling and general and administrative functions.  Astec Australia has 22 employees engaged in service and installation work and 24 in selling and general and administrative functions.  The remaining 39 employees are engaged in selling and general and administrative functions at the parent company.

Backlog

The backlog for the Other Business Units segment, all of which is attributable to Peterson and Astec Australia, at December 31, 2012 and 2011 was approximately $17,671,000 and $27,090,000, respectively.  Management expects all current backlogs to be filled in 2013.

Common to All Operating Segments

Although the Company has four reportable business segments, the following information applies to all operating segments of the Company.

Raw Materials

Steel is a major component in the Company’s equipment.  Moderate steel price increases occurred during the fourth quarter of 2012.  Steel demand appears relatively weak for the first quarter of 2013 with short mill lead times for most products. Management expects demand to strengthen ahead of the second quarter, and in balance with this trend, expects steel prices to increase moderately as mill lead times return to more seasonably normal levels. It is uncertain, however, if these trends will continue throughout the remainder of 2013. The Company continues to utilize forward-looking contracts coupled with advanced steel purchases to minimize the impact of the price increases.  The Company will review the trends in steel prices as we progress toward the second half of 2013 and establish future contract pricing accordingly.

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

None of the Company's operating segments operate within highly regulated industries.  However, air pollution control equipment manufactured by the Company, principally for hot-mix asphalt plants, must comply with certain performance standards promulgated by the federal Environmental Protection Agency under the Clean Air Act applicable to "new sources" or new plants.  Management believes the Company's products meet all material requirements of such regulations and of applicable state pollution standards and environmental protection laws.

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

Employees

At December 31, 2012, the Company and its subsidiaries employed 3,860 individuals, of which 2,658 were engaged in manufacturing, 373 in engineering, including support staff, and 829 in selling, administrative and management functions.

Other than the Telsmith and Osborn labor agreements described under the Employee subsection of the Aggregate and Mining Group and the GEFCO labor agreement described under the Employee subsection of the Underground Group, there are no other collective bargaining agreements applicable to the Company.  The Company considers its employee relations to be good.

Manufacturing

The Company manufactures many of the component parts and related equipment for its products, while several large components of its products are purchased "ready-for-use".  Such items include engines, axles, tires and hydraulics.  In many cases, the Company designs, engineers and manufactures custom component parts and equipment to meet the particular needs of individual customers.  Manufacturing operations during 2012 took place at 20 separate locations.  The Company's manufacturing operations consist primarily of fabricating steel components and the assembly and testing of its products to ensure that the Company achieves quality control standards.

Seminars and Technical Bulletins

The Company periodically conducts technical and service seminars, which are primarily for dealer representatives, contractors, owners, employees and other users of equipment manufactured by the Company.  In 2012, approximately 455 representatives of contractors and owners of hot-mix asphalt plants attended seminars held by the Company in Chattanooga, Tennessee.  These seminars, which are taught by Company management and employees, along with select outside speakers and discussion leaders, cover a range of subjects including, but not limited to, technological innovations in the hot-mix asphalt, aggregate processing, paving, milling and recycling markets.

The Company also sponsors executive seminars for the management of the customers of Astec, Heatec, CEI and Roadtec.  Primarily, members of the Company's management conduct the various seminars, but outside speakers and discussion leaders are also utilized.

During 2012, seven service training seminars were held at the Roadtec facility for approximately 710 customer representatives, and four remote seminars were conducted at other locations for approximately 200 additional customer personnel.  Telsmith conducted three technical seminars for approximately 116 customer and dealer representatives during 2012 at its facility in Mequon, Wisconsin.  KPI, JCI and AMS jointly conduct NDC (National Dealers Conference), an annual dealer event. The event offers the entire dealer network a preview of future products, marketing and promotional programs to help dealers operate successful businesses. In addition to this event, the companies also provide factory customer and dealer training and on-site local, regional and national sales training programs throughout the year.

In addition to seminars, the Company publishes a number of technical bulletins and information bulletins detailing various technological and business issues relating to the asphalt industry.

Patents and Trademarks

The Company seeks to obtain patents to protect the novel features of its products and processes.  The Company's subsidiaries hold 83 United States patents and 40 foreign patents.  There are 73 United States and foreign patent applications pending.

The Company and its subsidiaries have 82 trademarks registered in the United States, including logos for Astec, Astec Dillman, Astec Underground, Carlson Paving, CEI, Gefco, Heatec, JCI, Peterson Pacific, Roadtec, and Telsmith, and the names ASTEC, CARLSON, HEATEC, JCI, KOLBERG PIONEER, PETERSON, ROADTEC and TELSMITH, as well as a number of other product names.  The Company also has 53 trademarks registered in foreign jurisdictions, including Australia, Brazil, Canada, China, France, Germany, Great Britain, India, Italy, Mexico, South Africa, South Korea, Thailand, Vietnam and the European Union.  The Company and its subsidiaries have 47 United States and foreign trademark registration applications pending.

Engineering and Product Development

The Company dedicates substantial resources to engineering and product development. At December 31, 2012, the Company and its subsidiaries had 373 full-time individuals employed in engineering and design capacities.

Seasonality and Backlog

Revenues for recent years, adjusted for acquisitions, have been strongest during the first half of the year, with the second half of the year consistently being weaker. We expect future operations in the near term to be typical of this historical trend.

As of December 31, 2012, the Company had a backlog for delivery of products at certain dates in the future of approximately $263,791,000.  At December 31, 2011, the total backlog was approximately $268,618,000, as adjusted to exclude the American Augers backlog.  The Company's contracts reflected in the backlog are not, by their terms, subject to termination.  Management believes the Company is in substantial compliance with all manufacturing and delivery timetables.

Competition

Each business segment operates in domestic markets that are highly competitive regarding price, service and product quality.  While specific competitors are named within each business segment discussion above, imports do not generally constitute significant competition for the Company in the United States, except for milling machines and track mounted crushers.  In international sales efforts, however, the Company many times competes with foreign manufacturers that may have a local presence in the market the Company is attempting to penetrate.

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

Worldwide economic conditions and the international credit markets have significantly deteriorated in recent years and will possibly remain depressed for the foreseeable future. Continued deterioration of economic conditions and credit markets could adversely impact our earnings as sales of our products are sensitive to general declines in U.S. and foreign economies and the ability of our customers to obtain credit.  In addition, we rely on the capital markets and the banking markets to meet our financial commitments and short-term liquidity needs if internal funds are not available from our operations. Further disruptions in the capital and credit markets, or deterioration of our creditors' financial condition, could adversely affect the Company's ability to draw on its revolving credit facility.  The Company’s current credit facility expires in April 2017, and the restrictions in the credit markets could make it more difficult or expensive for us to replace our current credit facility, enter into a new credit facility or obtain additional financing.

A decrease or delay in government funding of highway construction and maintenance may cause our revenues and profits to decrease.

Many of our customers depend on government funding of highway construction and maintenance and other infrastructure projects.  Any decrease or delay in government funding of highway construction and maintenance and other infrastructure projects could cause our net sales and profits to decrease.  Historically, federal government funding of infrastructure projects has typically been accomplished through bills that establish funding over a multi-year period, such as the Safe, Accountable, Flexible and Efficient Transportation Equity Act - A Legacy for Users (“SAFETEA-LU”), which provided $286.5 billion to fund federal transit projects from 2004 to 2009.  SAFETEA-LU funding expired on September 30, 2009, and federal transportation funding has operated on a number of shorter term appropriations since that date. The most recent funding legislation, commonly referred to as Map-21, was passed in July 2012 and funds federal transportation expenditures through September 30, 2014.

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

Steel is a major component in the Company’s equipment. Steel prices fluctuate routinely and are expected to increase during 2013. Our reliance on third-party suppliers for steel and other raw materials exposes us to volatility in the prices and availability of these materials. Price increases or a decrease in the availability of these raw materials could increase our operating costs and adversely affect our financial results.

Acquisitions that we have made in the past and future acquisitions involve risks that could adversely affect our future financial results.

We have completed several acquisitions in the past, including the acquisition of the GEFCO division of Blue Tee Corp. and the businesses now operating as Astec Mobile Machinery GmbH in 2011.  We may acquire additional businesses in the future.  We may be unable to achieve the benefits expected to be realized from our acquisitions.  In addition, we may incur additional costs and our management's attention may be diverted because of unforeseen expenses, difficulties, complications, delays and other risks inherent in acquiring businesses, including the following:

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

We currently face strong competition in product performance, price and service.  Some of our domestic and international competitors have greater financial, product development and marketing resources than the Company has.  If competition in our industry intensifies or if our current competitors enhance their products or lower their prices for competing products, we may lose sales or be required to lower the prices we charge for our products.  This may reduce revenue from our products and services, lower our gross margins or cause us to lose market share.

Our success depends on key members of our management and other employees.

Dr. J. Don Brock, our Chairman and Chief Executive Officer, is of significant importance to our business and operations.  The loss of his services may adversely affect our business.  In addition, our ability to attract and retain qualified engineers, skilled manufacturing personnel and other professionals, either through direct hiring or acquisition of other businesses employing such professionals, will also be an important factor in determining our future success.

Difficulties in managing and expanding in international markets could divert management's attention from our existing operations.

In 2012, international sales represented approximately 39.3% of our total sales as compared to 41.3% in 2011.  We plan to continue our growth efforts in international markets.  In connection with any increase in international sales efforts, we will need to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist.  Any difficulties in expanding our international sales may divert management's attention from our existing operations.  In addition, international revenues are subject to the following risks:

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

We may be unsuccessful in complying with the financial ratio covenants or other provisions of our credit agreement.

As of December 31, 2012, we were in compliance with the financial covenants contained in our credit agreement with Wells Fargo Bank, N.A..  However, in the future we may be unable to comply with the financial covenants in our credit facility or to obtain waivers with respect to such financial covenants.  If such violations occur, the Company’s creditors could elect to pursue their contractual remedies under the credit facility, including requiring immediate repayment in full of all amounts then outstanding.  As of December 31, 2012, the Company had no outstanding borrowings but did have $13,113,000 of letters of credit outstanding under the credit agreement.  Additional amounts may be borrowed in the future.  The Company’s Osborn and Astec Australia subsidiaries have their own independent loan agreements in place.

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

Our hot-mix asphalt plants contain air pollution control equipment and several of our other products contain engines that must comply with performance standards promulgated by the Environmental Protection Agency.  These performance standards may increase in the future.  Changes in these requirements could cause us to undertake costly measures to redesign or modify our equipment or otherwise adversely affect the manufacturing processes of our products.  Such changes could have a material adverse effect on our operating results.

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

In the past, we have experienced negative margins on certain large, specialized aggregate systems projects.  These large contracts included both existing and innovative equipment designs, on-site construction and minimum production levels.  Since it can be difficult to achieve the expected production results during the project design phase, field testing and redesign may be required during project installation, resulting in added cost. In addition, due to any number of unforeseen circumstances, which can include adverse weather conditions, projects can incur extended construction and testing delays which can cause significant cost overruns.  We may not be able to sufficiently predict the extent of such unforeseen cost overruns and may experience significant losses on specialized projects.  Additionally, the Company typically incurs substantial research and development costs each year and has historically received significant research and development tax credits due to these expenditures.  While these tax credits have been approved through 2013, they may not be approved for future years.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The location, approximate square footage, acreage occupied and principal function and use by the Company’s reporting segments of the properties owned or leased by the Company are set forth below:

Location	Approximate Square Footage	Approximate Acreage	Principal Function (Use by Segment)
Chattanooga, Tennessee	457,600	59	Offices, manufacturing and training center – Astec (Asphalt Group)
Chattanooga, Tennessee	-	53	Storage yard – Astec (Asphalt Group)
Rossville, Georgia	40,500	3	Manufacturing – Astec (Asphalt Group)
Prairie du Chien, WI	91,500	39	Manufacturing – Dillman division of Astec (Asphalt Group)
Chattanooga, Tennessee	109,700	15	Offices and manufacturing – Heatec (Asphalt Group)
Chattanooga, Tennessee	207,000	15	Offices, manufacturing and training center – Roadtec (Mobile Asphalt Paving Group)
Chattanooga, Tennessee	51,200	7	Manufacturing – Roadtec (Mobile Asphalt Paving Group)
Chattanooga, Tennessee	14,100	--	Leased Hanger and Offices – Astec Industries, Inc. (Other Business Units)
Chattanooga, Tennessee	10,000	2	Corporate offices – Astec Industries, Inc. (Other Business Units)
Mequon, Wisconsin	203,000	30	Offices and manufacturing – Telsmith (Aggregate and Mining Group)
Sterling, Illinois	60,000	8	Offices and manufacturing – AMS (Aggregate and Mining Group)
Orlando, Florida	9,000	--	Leased machine repair and service facility – Roadtec (Mobile Asphalt Paving Group)
Loudon, Tennessee	327,000	112	Offices and manufacturing – Astec Underground (Underground Group)

Location	Approximate Square Footage	Approximate Acreage	Principal Function (Use by Segment)
Eugene, Oregon	130,000	8	Offices and manufacturing – JCI (Aggregate and Mining Group)
Albuquerque, New Mexico	115,000	14	Offices and manufacturing – CEI (Asphalt Group) (partially leased to a third party)
Yankton, South Dakota	312,000	50	Offices and manufacturing – KPI (Aggregate and Mining Group)
Thornbury, Ontario, Canada	60,500	12	Offices and manufacturing – BTI (Aggregate and Mining Group)
Thornbury, Ontario Canada	7,000	--	Leased warehouse/parts sales office – BTI (Aggregate and Mining Group)
Walkerton, Ontario Canada	1,900	--	Engineering and sales office – BTI (Aggregate and Mining Group)
Riverside, California	12,500	--	Leased offices, sales, assembly and warehouse – BTI (Aggregate and Mining Group)
Solon, Ohio	8,900	--	Leased offices, sales, assembly and warehouse – BTI (Aggregate and Mining Group)
Tacoma, Washington	41,000	8	Offices and manufacturing – Carlson (Mobile Asphalt Paving Group)
Tacoma, Washington	4,400	1	R&D/Services Offices-Carlson (Mobile Asphalt Paving Group)
Cape Town, South Africa	4,600	--	Leased sales office and warehouse – Osborn (Aggregate and Mining Group)
Durban, South Africa	3,800	--	Leased sales office and warehouse – Osborn (Aggregate and Mining Group)
Witbank, South Africa	1,400	--	Leased sales office and warehouse – Osborn (Aggregate and Mining Group)
Tullamarine, Australia	6,000	--	Leased office, warehouse and storage yard-Astec Australia Pty Ltd (Other Business Unit)

Location	Approximate Square Footage	Approximate Acreage	Principal Function (Use by Segment)
Johannesburg, South Africa	229,000	18	Offices and manufacturing – Osborn (Aggregate and Mining Group)
Eugene, Oregon	130,000	7	Offices and manufacturing – Peterson Pacific Corp. (Other Business Units)
Enid, Oklahoma	350,000	42	Offices and manufacturing – GEFCO, Inc. (Underground Group)
West Columbia, South Carolina	4,000	--	Leased distribution center – Peterson Pacific Corp. (Other Business Units)
Acacia Ridge, Australia	31,000	5	Offices, warehousing, service, light fabrication and storage yard – Astec Australia Pty Ltd (Other Business Units)
Welshpool, Australia	7,000	--	Leased office, warehouse and storage yard - Astec Australia Pty Ltd (Other Business Unit)
Hameln, Germany	140,652	3	Offices and manufacturing – Asphalt Mobile Machinery GmbH (Mobile Asphalt paving Group)
Vespasiano-MG Brazil	2,253	--	Leased sales/administrative offices-Astec Brazil (Aggregate and Mining Group)

The properties above are owned by the Company unless they are indicated as being leased.

Management believes each of the Company's facilities provides office or manufacturing space suitable for its current needs.  Additionally, management considers the terms under which it leases facilities to be reasonable.

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

Item 4. Mine Safety Disclosures

None.

Executive Officers

The name, title, ages and business experience of the executive officers of the Company are listed below.

J. Don Brock, Ph.D., served as President of the Company since its incorporation in 1972 until August 2012 and assumed the additional position of Chairman of the Board in 1975.  Coincident with the promotion of W. Norman Smith to President in August 2012, Dr. Brock resigned from his position as President; however he continues to serve as the Company’s Chief Executive Officer.  He was the Treasurer of the Company from 1972 until 1994.  From 1969 to 1972, Dr. Brock was President of the Asphalt Division of CMI Corporation.  He earned his Ph.D. degree in mechanical engineering from the Georgia Institute of Technology.  Dr. Brock is the father of Benjamin G. Brock, Group VP-Asphalt and President of Astec, Inc., and Dr. Brock and Thomas R. Campbell, Group Vice President - Mobile Asphalt Paving and Underground, are first cousins.  He is 74.

David C. Silvious, a Certified Public Accountant, was appointed Vice President, Chief Financial Officer and Treasurer of the Company in August 2011.  He previously served as Corporate Controller of the Company since 2005 and as Corporate Financial Analyst from 1999 to 2005.  Mr. Silvious also serves as Treasurer of each of the Company’s U.S. operating subsidiaries and Vice President of Astec Insurance Company.  Mr. Silvious earned his undergraduate degree in accounting from Tennessee Technological University and his Masters of Business Administration from the University of Tennessee at Chattanooga.  He is 45.

W. Norman Smith was appointed President and Chief Operating Officer of the Company in August 2012 after having served as Group Vice President-Asphalt since 1998.  Previously, he served as President of Astec, Inc. from 1994 until October 2006.  He formerly served as President of Heatec, Inc. from 1977 to 1994.  From 1972 to 1977, Mr. Smith was a Regional Sales Manager with the Company.  From 1969 to 1972, Mr. Smith was an engineer with the Asphalt Division of CMI Corporation.  Mr. Smith has also served as a director of the Company since 1982.  He is 73.

Thomas R. Campbell has served as Group Vice President-Mobile Asphalt Paving & Underground since 2001 and also assumed the role of Managing Director of Astec Mobile Machinery GmbH upon its inception in 2011.  He also currently serves as President of Astec Underground.  He served as President of Roadtec, Inc. from 1988 to 2004.  He has served as President of Carlson Paving Products and American Augers since 2001 to 2006.  He served as President of Astec Underground, Inc. from 2001 to 2005.  From 1981 to 1988, he served as Operations Manager of Roadtec.  Mr. Campbell and J. Don Brock, Chief Executive Officer of the Company, are first cousins.  He is 63.

Richard A. Patek has served as Group Vice President-Aggregate & Mining Group since 2008 and as President of Telsmith, Inc. from May 2001 until February 13, 2013.  He served as President of Kolberg-Pioneer, Inc. from 1997 until 2001.  From 1995 to 1997, he served as Director of Materials of Telsmith, Inc.  From 1992 to 1995, Mr. Patek was Director of Materials and Manufacturing of the former Milwaukee plant location.  From 1978 to 1992, he held various manufacturing management positions at Telsmith.  Mr. Patek also serves as a Corporate Board Member for the Milwaukee School of Engineering.  He was elected 1st Chair to Associated Equipment Manufacturers (AEM) for calendar year 2013.  Mr. Patek is a graduate of the Milwaukee School of Engineering.  He is 56.

Joseph P. Vig has served as Group Vice President of the AggRecon Group since 2008 and as President of Kolberg-Pioneer, Inc., since 2001.  From 1994 until 2001, he served as Engineering Manager of Kolberg-Pioneer, Inc.  From 1978 to 1993 he was Director of Engineering with Morgen Mfg. Co., and then Engineering Manager of Essick-Mayco in 1993-94.  Mr. Vig has a B.S. degree in civil engineering from the South Dakota School of Mines and Technology and is registered as a Professional Engineer.  He is 63.

Stephen C. Anderson was appointed Vice President of Administration in August 2011, Secretary of the Company in January 2007 and Director of Investor Relations in January 2003. Mr. Anderson also serves as the Company’s compliance officer and manages the corporate information technology and aviation departments.  He has also been President of Astec Insurance Company since January 2007.  He was Vice President of Astec Financial Services, Inc. from 1999 to 2002.  Prior to this Mr. Anderson spent a combined fourteen years in Commercial Banking with AmSouth and SunTrust Banks. He has a B.S. degree in Business Management and a MBA from the University of Tennessee at Chattanooga and is a graduate of the Stonier Graduate School of Banking. He is 49.

Robin A. Leffew was appointed Corporate Controller in August 2011 and also serves as Secretary of Astec Insurance Company.  She previously served as the Company’s Director of Internal Audit since 2005 and Controller of Astec, Inc. from 1990 to 2005.  Prior to 1990, she served as Corporate Financial Analyst for the Company since 1987.  Mrs. Leffew earned her degree in Finance from Tennessee Technological University.  She is 51.

Richard J. Dorris has served as Group Vice President-Energy since August 2012 and as President of Heatec, Inc. since 2004.  From 1999 to 2004 he held the positions of National Accounts Manager, Project Manager and Director of Projects for Astec, Inc.  Prior to joining Astec, Inc. he was President of Esstee Manufacturing Company from 1990 to 1999 and was Sales Engineer from 1984 to 1990.  Mr. Dorris has a B.S. degree in mechanical engineering from the University of Tennessee.  He is 52.

Frank D. Cargould was appointed President of Breaker Technology Ltd and Breaker Technology, Inc. in 1999.  The Breaker Technology companies were formed in 1999 when the Company purchased substantially all of the assets of Teledyne Specialty Equipment's Construction and Mining business unit from Allegheny Teledyne Inc.  From 1994 to 1999, he was Director of Sales - East for Teledyne CM Products, Inc.  He is 70.

Jeffery J. Elliott was appointed President of Johnson Crushers, Inc. in 2001.  From 1999 to 2001, he served as Senior Vice President for Cedarapids, Inc., (a Terex company), and from 1996 to 1999, he served as Vice President of the Crushing and Screening Group.  From 1978 to 1996, he held various domestic and international sales and marketing positions with Cedarapids, Inc.  He is 59.

Timothy Gonigam was appointed President of Astec Mobile Screens, Inc., in 2000.  From 1995 to 2000, Mr. Gonigam held the position of Sales Manager of Astec Mobile Screens, Inc.  He is 50.

Tom Kruger was appointed Managing Director of Osborn Engineered Products SA (Pty) Ltd in 2005.  For the previous five years, Mr. Kruger was employed as Operations Director of Macsteel Tube and Pipe (Pty) Ltd, a manufacturer of carbon steel tubing in Johannesburg, South Africa.  He served as Sales and Marketing Director of Macsteel prior to becoming Operations Director. From 1993 to 1998, Mr. Kruger was employed by Barloworld Ltd as Operations Director and Regional Managing Director responsible for a trading organization in steel, tube and water conveyance systems. Prior to that, he held the position of Works Director.  He is 55.

Jeffrey L. Richmond, Sr. was appointed President of Roadtec, Inc. in 2004.  From 1996 until 2004, he held the positions of Sales Manager, Vice President of Sales and Marketing and Vice President/General Manager of Roadtec, Inc.  He is 57.

Michael A. Bremmer was appointed President of CEI Enterprises, Inc. in 2006.  From 2003 until 2006, he held the position of Vice President and General Manager of CEI Enterprises, Inc.  From 2001 until 2003, he held the position of Director of Engineering of CEI Enterprises, Inc.  He is 57.

Benjamin G. Brock has served as Group Vice President-Asphalt since August 2012 and as President of Astec, Inc. since 2006.  From 2003 until 2006 he held the position of Vice President - Sales of Astec, Inc. and Vice President/General Manager of CEI Enterprises, Inc. from 1997 until 2002.  Mr. Brock's career with Astec began as a salesman in 1993.  Mr. Brock has a B.S. in Economics with a minor in Marketing from Clemson University.  Mr. Brock is the son of J. Don Brock, Chief Executive Officer of the Company.  He is 42.

Chris Colwell was appointed President of Carlson Paving Products in May 2011.  Prior to joining Astec, Mr. Colwell held the position of Regional Operations Manager for Alta Equipment Company from 2010 to 2011.  From 2008 to 2010 he served as Vice President-Asphalt Division for Wolverine Tractor and Equipment Company.  From 1999 to 2008 Mr. Colwell served as President of Colwell Equipment Company Incorporated where he previously served in various positions since 1985 including General Manager, Director of Management Information Systems, Assistant Controller and Product Support Manager.  Mr. Colwell is 47.

Aaron Harmon was appointed President of GEFCO, Inc. upon its acquisition by the Company in October 2011.  He previously served as President of the GEFCO Division of Blue Tee Corp. since 2005.  Mr. Harmon joined GEFCO in 1995 and has served in several capacities within the organization including V. P. of North American Sales and Operations Manager.  Mr. Harmon holds a Bachelors of Science degree in Business Administration from Phillips University.  Mr. Harmon is 40.

Matthew B. Haven was promoted to President of Telsmith, Inc. on February 13, 2013 and served as Executive Vice President and General Manager of Telsmith from January 2012 to February 2013 and as its Vice President from 2008 to 2011.  Mr. Haven joined Telsmith in 1997 and served as Chief Engineer, Research and Development and Director of Engineering prior to his appointment as Vice President.  Prior to joining Telsmith, Mr. Haven served as Chief Engineer, Product Design and Development of Cedarapids, Inc.  Mr. Haven is a 1984 graduate of the University of Northern Iowa.  He is 51.

Larry R. Cumming was appointed President of Peterson Pacific Corp. in 2007. He joined the company in 2003 and served as General Manager and Chief Executive Officer of Peterson, Inc. Prior to joining Peterson, he held senior management positions in North America and Europe with Timberjack and John Deere (Deere acquired Timberjack in 2000). Mr. Cumming also held prior positions with Timberjack as Vice President Engineering and Senior Vice President Sales and Marketing, Chief Operating Officer and Executive Vice President Product Supply. Mr. Cumming is a graduate mechanical engineer from Cornell University with additional senior management courses from INSEAD in France. He is a registered professional engineer in the Province of Ontario. Mr. Cumming is 64.

David H. Smale was appointed General Manager of Astec Australia Pty Ltd in 2008 upon the inception of the company’s operations.  He served as the General Manager of Allen’s Asphalt from 2006 to 2008 and as their Operations Manager from 2004 to 2006.  Mr. Smale has completed various business management courses including the Macquire University Graduate School of Management and Bond University Senior Executive Development Program.  Mr. Smale is 57.

PART II

Item 5. Market for Registrant's Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's Common Stock is traded in the Nasdaq National Market under the symbol "ASTE."  The Company paid a special, one-time cash dividend of $1.00 per share on its Common Stock in the fourth quarter of 2012.  The Company has never paid any other cash dividends.

The high and low sales prices of the Company's Common Stock as reported on the Nasdaq National Market for each quarter during the last two fiscal years are as follows:

	Price Per Share
2012	High	Low
1st Quarter	$40.68	$32.60
2nd Quarter	$37.12	$26.48
3rd Quarter	$34.10	$27.01
4th Quarter	$33.47	$26.09

	Price Per Share
2011	High	Low
1st Quarter	$37.41	$29.78
2nd Quarter	$39.97	$33.74
3rd Quarter	$39.54	$28.20
4th Quarter	$35.68	$26.53

As of February 15, 2013 there were approximately 300 record holders of the Company's Common Stock.

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

Based on their evaluation as of December 31, 2012, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Management’s Report on Internal Control Over Financial Reporting
Management’s report appears in Appendix A of this Report.

Changes in Internal Controls
There have been no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding the Company's directors, director nominating process, audit committee and audit committee financial expert is included under the captions "Certain Information Concerning Nominees and Directors" and “Corporate Governance” in the Company's Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 25, 2013, which is incorporated herein by reference.  Information regarding compliance with Section 16(a) of the Exchange Act is also included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2013 Proxy Statement, which is incorporated herein by reference.  Information with respect to our executive officers is set forth in Part I of this Report under the caption “Executive Officers.”

The Company's Board of Directors has approved a Code of Conduct and Ethics that applies to the Company's employees, directors and officers (including the Company's principal executive officer, principal financial officer and principal accounting officer).  The Code of Conduct and Ethics is available on the Company's website at www.astecindustries.com/investors/.

Item 11. Executive Compensation

Information included under the captions "Compensation Discussion and Analysis", "Executive Compensation", “Director Compensation”, “Corporate Governance—Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Company's 2013 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 regarding compensation plans under which the Company’s equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, Rights and RSU’s		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders (1)	330,358	(2)	$19.33	(3)	667,267	(4)

Equity Compensation Plans Not Approved by Shareholders (5)	25,265	(6)	$15.40	(7)	104,339	(8)

Total	355,623				771,606

(1)	These plans consist of our 1998 Long-Term Incentive Plan, our 2006 Incentive Plan and our 2011 Incentive Plan.
(2)	Includes 17,862 Stock Options granted under our 1998 Long-Term Incentive Plan and 280,065 Restricted Stock Units granted under our 2006 Incentive Plan and 32,431 Restricted Stock Units granted under our 2011 Incentive Plan.
(3)	Weighted average exercise price of outstanding Stock Options; excludes Restricted Stock Units.
(4)	Represents shares available for issuance under our 2011 Incentive Plan.
(5)	This plan consists of our 1998 Non-Employee Director Stock Incentive Plan.
(6)	Includes 7,853 Stock Options and 17,412 Deferred Stock Units granted under our 1998 Non-Employee Director Stock Incentive Plan.
(7)	Weighted average exercise price of outstanding Stock Options; excludes Deferred Stock Units.
(8)	Represents shares available for issuance under our 1998 Non-Employee Director Stock Incentive Plan.

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

Information included under the caption "Stock Ownership of Certain Beneficial Owners” in the Company's 2013 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information included under the captions “Corporate Governance—Independent Directors” and “Transactions with Related Persons” in the Company’s 2013 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information included under the caption “Audit Matters” in the Company’s 2013 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)  The following financial statements and other information appear in Appendix “A” to this Report and are filed as a part hereof:

•	Selected Consolidated Financial Data.
•	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•	Management’s Report on Internal Control over Financial Reporting.
•	Reports of Independent Registered Public Accounting Firm.
•	Consolidated Balance Sheets at December 31, 2012 and 2011.
•	Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010.
•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010.
•	Consolidated Statements of Equity for the Years Ended December 31, 2012, 2011 and 2010.
•	Notes to Consolidated Financial Statements.

    (a)(2) Financial Statement Schedules are not filed with this Report because the Schedules are either inapplicable or the required information is presented in the Financial Statements or Notes thereto.

    (a)(3) The following Exhibits* are incorporated by reference into or are filed with this Report:

3.1
Amended and Restated Charter of the Company, adopted on April 28, 1986 and amended on September 7, 1988, May 31, 1989 and January 15, 1999 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011).

3.2
Amended and Restated Bylaws of the Company, adopted on March 14, 1990 and amended on July 29, 1993, July 26, 2007 and July 23, 2008 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2011).

4.1
Amended and Restated Shareholder Protection Rights Agreement, dated as of December 22, 2005, by and between the Company and Mellon Investor Services LLC, as Rights Agent (incorporated by reference from the Company’s Current Report on Form 8-K dated December 22, 2005).

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

10.11
Stock Purchase Agreement by and among Astec Industries, Inc., Double L Investments, Inc. and the sellers named therein dated August 5, 2008 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.12
Astec Industries, Inc. Supplemental Executive Retirement Plan, as amended and restated through January 1, 2009 (incorporated by reference from the Company’s Annual Report on form 10-K for the year ended December 31, 2008).*

10.13
Amendment One to the Amended and Restated Astec Industries, Inc. Supplemental Executive Retirement Plan effective October 21, 2010 (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.14	Astec Industries, Inc. 2011 Incentive Plan (incorporated by reference from Appendix A of the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders). *
10.15
Amendment to Appendix A of the Astec Industries Supplemental Executive Plan effective August 1, 2011 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011).*

10.16	Asset Purchase Agreement, dated August 4, 2011, between Astec Industries, Inc. and Blue Tee Corp. (incorporated by reference from the company’s Quarterly Report on 10-Q for the period ended September 30, 2011).
10.17	Amendment to Appendix A of the Astec Industries Supplemental Executive Plan effective November 1, 2011 (incorporate by reference from the company’s Annual Report on form 10-K for the year ended December 31, 2011).*
10.18	Amended and Restated Credit Agreement, dated as of April 12, 2012, between Astec Industries, Inc. and Certain of its Subsidiaries and Wells Fargo Bank, National Association (incorporated by reference from the company’s Quarterly Report on Form 10-Q for the period ending March 31, 2012).
10.19	Stock Purchase Agreement, dated as of October 31, 2012, among Astec Industries, Inc., American Augers, Inc. and The Charles Machine Works, Inc.
10.20	Asset Purchase Agreement, dated as of October 31, 2012, among Astec Industries, Inc. and The Charles Machine Works, Inc.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.
31.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.

(b)	The Exhibits to this Report are listed under Item 15(a)(3) above.
(c)	The Financial Statement Schedules to this Report are listed under Item 15(a)(2) above.

The Exhibits are numbered in accordance with Item 601 of Regulation S-K. Inapplicable Exhibits are not included in the list.

APPENDIX "A"
to
ANNUAL REPORT ON FORM 10-K

ITEMS 6, 7, 7a, 8, 9a and 15(a)(1), (2)and (3),and 15(b) and 15(c)

INDEX TO FINANCIAL STATEMENTS AND
 FINANCIAL STATEMENT SCHEDULES

ASTEC INDUSTRIES, INC.

FINANCIAL INFORMATION

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except as noted*)

Consolidated Statement of Income Data	2012	2011	2010	2009	2008
Net sales	$936,273	$908,641	$737,084	$698,056	$891,328
Gross profit1	206,939	210,492	174,585	146,877	211,397
Gross profit %	22.1%	23.2%	23.7%	21.0%	23.7%
Selling, general and administrative expenses2	136,323	132,371	109,354	100,651	115,626
Goodwill and other intangible asset impairment charge3	--	--	--	17,036	--
Research and development	20,520	20,764	15,987	16,257	16,908
Income from operations	50,096	57,357	49,244	12,933	78,863
Interest expense	339	190	339	532	850
Other income (expense), net4	1,783	1,082	632	1,118	6,240
Net income from continuing operations	33,589	39,795	33,841	5,186	54,933
Income (loss) from discontinued operations, net of tax	3,401	225	(1,269)	(2,080)	8,363
Gain on sale of subsidiary, net of tax	3,378	--	--	--	--
Net income	40,368	40,020	32,572	3,106	63,296
Net income attributable to controlling interest	40,207	39,918	32,430	3,068	63,128
Earnings (loss) per common share*
Net income attributable to controlling interest from continuing operations
Basic	1.47	1.76	1.50	.23	2.46
Diluted	1.45	1.73	1.48	.23	2.43
Income (loss) from discontinued operations
Basic	.30	.01	(.06)	(.09)	.38
Diluted	.29	.01	(.06)	(.09)	.37
Net income attributable to controlling interest
Basic	1.77	1.77	1.44	0.14	2.83
Diluted	1.74	1.74	1.42	0.14	2.80

Consolidated Balance Sheet Data
Working capital	$355,497	$331,532	$317,395	$278,058	$251,263
Total assets	724,565	716,883	649,639	590,901	612,812
Total short-term debt	--	--	--	--	3,427
Long-term debt, less current maturities	--	--	--	--	--
Total equity	547,998	529,183	492,806	452,260	440,033
Cash dividends declared per common share*	1.00	--	--	--	--
Book value per diluted common share at year-end*	23.70	23.00	21.56	19.89	19.45

1	2011 Gross profit includes charges of $2,162,000 related to sale of utility product line assets in the Underground Group.
2	2011 Selling, general and administrative expenses include an impairment charge of $2,304,000 related to aviation equipment classified as held for sale during 2011.
3	2009 includes impairment charges, primarily goodwill, of $17,036,000, or $15,022,000 after tax.
4	During 2008, the Company sold certain equity securities for a pre-tax gain of $6,195,000.

SUPPLEMENTARY FINANCIAL DATA
(in thousands, except as noted*)

Quarterly Financial Highlights (Unaudited)	First Quarter	Second Quarter		Third Quarter	Fourth Quarter

2012 Net sales	$251,967	$238,275		$218,391	$227,640
Gross profit	58,597	53,061		47,215	48,066
Net income from continuing operations	12,024	9,581		6,582	5,402
Income from discontinued operations	234	848		318	5,379
Net income	12,258	10,429		6,900	10,781
Net income attributable to controlling interest	12,245	10,366		6,852	10,744
Earnings per common share*
Net income attributable to controlling interest from continuing operations:
Basic	0.53	0.41		0.29	0.24
Diluted	0.52	0.41		0.29	0.23
Income from discontinued operations:
Basic	0.01	0.04		0.01	0.24
Diluted	0.01	0.04		0.01	0.23
Net income attributable to controlling interest:
Basic	0.54	0.46		0.30	0.47
Diluted	0.53	0.45		0.30	0.47

20111 Net sales	$224,389	$231,052		$199,907	$253,293
Gross profit	54,641	58,476		43,326	54,049	3
Net income from continuing operations	11,409	13,187		6,849	8,349
Income (loss) from discontinued operations	(1,251)	918		915	(357)
Net income	10,158	14,105	2	7,764	7,992	2
Net income attributable to controlling interest	10,144	14,086	2	7,723	7,964
Earnings (loss) per common share*
Net income attributable to controlling interest from continuing operations:
Basic	0.51	0.58		0.30	0.37
Diluted	0.50	0.57		0.30	0.36
Income (loss) from discontinued operations:
Basic	(0.06)	0.04		0.04	(0.02)
Diluted	(0.05)	0.04		0.04	(0.02)
Net income attributable to controlling interest:
Basic	0.45	0.62		0.34	0.35
Diluted	0.44	0.61		0.34	0.35

Common Stock Price*

2012 High	$40.68	$37.12		$34.10	$33.47
2012 Low	32.60	26.48		27.01	26.09

2011 High	$37.41	$39.97		$39.54	$35.68
2010 Low	29.78	33.74		28.20	26.53

1
The Company sold American Augers, Inc. on November 30, 2012. The results of operations and the gain on the sale of American Augers are presented as discontinued operations for all periods presented. As a result, the quarterly financial data varies from the amounts previously reported on the Form 10-Qs filed for such quarters. See Note 21, Discontinued Operations, for additional information regarding the sale of American Augers.

2
Impairment charges of $2,170,000 in the second quarter of 2011 and $134,000 in the fourth quarter of 2011 were included in selling and general administrative expense related to aviation equipment classified as available for sale.

3	Gross profit in the fourth quarter of 2011 includes charges of $2,162,000 related to sale of the utility product line in the Underground Group.

The Company’s common stock is traded in the Nasdaq National Market under the symbol ASTE. Prices shown are the high and low bid prices as announced by the Nasdaq National Market. The Company paid a special one-time dividend of $1.00 per share on its common stock in 2012.  As determined by the proxy search on the record date, the number of holders of record is approximately 300.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding forward-looking statements, see “Forward-looking Statements” on page A-21.

Overview

Astec Industries, Inc. (the “Company”) is a leading manufacturer and seller of equipment for road building, aggregate processing, geothermal, water and oil and gas drilling and wood processing. The Company’s businesses:

    • design, engineer, manufacture and market equipment that is used in each phase of road building, including quarrying and crushing the aggregate to producing asphalt or concrete, recycling old asphalt or concrete and applying the asphalt;

    • design, engineer, manufacture and market additional equipment and components, including geothermal drilling, oil and natural gas drilling, industrial heat transfer, wood chipping and grinding, wood pellet processing; and

•  manufacture and sell replacement parts for equipment in each of its product lines.

The Company has 15 manufacturing companies, 14 of which fall within four reportable operating segments, which include the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group. The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other unrelated industries including energy production, concrete mixing plants and wood pellet processing equipment. The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries. The business units in the Mobile Asphalt Paving Group design, manufacture and market asphalt pavers, material transfer vehicles, milling machines, stabilizers and screeds. The business units in the Underground Group design, manufacture and market portable drilling rigs and related equipment for the water well, environmental, groundwater monitoring, construction, geothermal, mining and shallow oil and gas exploration and production industries. The Company also has one other category that contains the business units that do not meet the requirements for separate disclosure as an operating segment. The business units in the Other category include Peterson Pacific Corp. (“Peterson”), Astec Australia Pty Ltd (“Astec Australia”), Astec Insurance Company (“Astec Insurance” or “the captive”) and Astec Industries, Inc., the parent company. Peterson designs, manufactures and markets whole-tree pulpwood chippers, horizontal grinders and blower trucks. Astec Australia markets and installs equipment, services and provides parts for many of the products produced by the Company’s manufacturing companies. Astec Insurance is a captive insurance company.

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

SAFETEA-LU funding expired on September 30, 2009 and federal transportation funding operated on short-term appropriations through March 17, 2010. On March 18, 2010, President Obama signed into law the Hiring Incentives to Restore Employment (HIRE) Act. This law extended authorization of the surface transportation programs previously funded under SAFETEA-LU through December 31, 2010 at 2009 levels. In addition, the HIRE Act authorized a one-time transfer of $19.5 billion from the general fund to the highway trust fund related to previously foregone interest payments. It also shifted the cost of fuel tax exemptions for state and local governments from the highway trust fund to the general fund, which is estimated to generate an anticipated $1.5 billion annually, and allows the highway trust fund to retain interest earned on future unexpended balances. The U.S. Congress funded federal transportation expenditures for the fiscal year ending September 30, 2011 at the 2010 level of $41.1 billion, and it approved short-term funding of federal transportation expenditures for the six-month period ending on March 31, 2012 at the same levels.

In July 2012, President Obama signed into law the “Moving Ahead for Progress in the 21st Century Act” (“Map-21”), which authorizes $105 billion of federal spending on highway and public transportation programs through fiscal year 2014. Map-21 is the first long-term highway legislation enacted since 2005 and continues federal highway and transit funding at 2012 levels with modest increases for inflation. Although the Company believes Map-21 will help stabilize the federal highway program in the near term, the Company believes a longer multi-year highway program would have the greatest positive impact on the road construction industry and allow its customers to plan and execute longer-term projects. The level of future federal highway construction is uncertain and any future funding may be at lower levels than in the past.

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

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and its impact on customers’ purchasing decisions and the price of steel may each affect the Company’s financial performance. Economic downturns generally result in decreased purchasing by the Company’s customers, which, in turn, causes reductions in sales and increased pricing pressure on the Company’s products. Rising interest rates also typically negatively impact customers’ attitudes toward purchasing equipment. The Federal Reserve has maintained historically low interest rates in response to the current economic downturn; however interest rates may increase in 2013.

Significant portions of the Company’s revenues relate to the sale of equipment involved in the production, handling, recycling or installation of asphalt mix. Liquid asphalt is a by-product of oil production. An increase in the price of oil increases the cost of asphalt, which is likely to decrease demand for asphalt and therefore decrease demand for certain Company products. While increasing oil prices may have a negative financial impact on many of the Company’s customers, the Company’s equipment can use a significant amount of recycled asphalt pavement, thereby mitigating the effect of increased oil prices on the final cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt mix. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. The Company’s customers appear to be adapting their prices in response to the fluctuating oil prices, and the fluctuations did not appear to significantly impair equipment purchases in 2012. The Company expects oil prices to continue to fluctuate in 2013. Minor fluctuations in oil prices should not have a significant impact on customers’ buying decisions. However, political uncertainty in oil producing countries, interruptions in oil production due to disasters, whether natural or man-made, or other economic factors could significantly impact oil prices which could negatively impact demand for the Company’s products.

Contrary to the negative impact of higher oil prices on many of the Company’s products as discussed above, sales of several of the Company’s products, including products manufactured by the Underground Group, which are used to drill for oil and natural gas, would benefit from higher oil and natural gas prices, to the extent that such higher prices lead to further development of oil and natural gas production. The Company believes further development of domestic oil and natural gas production capabilities is needed and would positively impact the domestic economy and the Company’s business.

Steel is a major component in the Company’s equipment. Moderate steel price increases occurred during the fourth quarter of 2012. Steel demand appears relatively weak for the first quarter of 2013 with short mill lead times for most products. Management expects demand to strengthen ahead of the second quarter, and as a result of this trend, expects steel prices to increase moderately as mill lead times return to more seasonably normal levels. It is uncertain, however, if these trends will continue throughout the remainder of 2013. The Company continues to utilize forward-looking contracts coupled with advanced steel purchases to minimize the impact of increased steel prices. The Company will continue to review the trends in steel prices in future months and establish future contract pricing accordingly.

In addition to the factors stated above, many of the Company’s markets are highly competitive, and its products compete worldwide with a number of other manufacturers and dealers that produce and sell similar products. During 2010, 2011 and a portion of 2012 a weak dollar, combined with improving economic conditions in certain foreign economies, had a positive impact on the Company’s international sales. The Company expects the dollar to remain weak in the near-term relative to most foreign currencies; however, increasing domestic interest rates or weakening economic conditions abroad could cause the dollar to strengthen, which could negatively impact the Company’s international sales.

In the United States and internationally, the Company’s equipment is marketed directly to customers as well as through dealers. During 2012, approximately 75% to 80% of equipment sold by the Company was sold directly to the end user. The Company expects this ratio to remain relatively consistent through 2013.

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

Results of Operations: 2012 vs. 2011

The following discussion and analysis refers to amounts as presented in the accompanying consolidated statements of income. The Company sold substantially all the assets and liabilities of American Augers, Inc. on November 30, 2012. The results of operations attributable to American Augers and the related gain on its sale (net of tax) are presented as discontinued operations and are excluded from all other categories on the consolidated statements of income. In our comparison between 2012 and 2011, statement of income amounts for 2011 have been restated to exclude the operating results of American Augers.

Net Sales
Net sales increased $27,632,000 or 3.0%, from $908,641,000 in 2011 to $936,273,000 in 2012. Sales are generated primarily from new equipment purchases made by customers for use in construction for privately funded infrastructure and public sector spending on infrastructure as well as equipment for the aggregate, mining, quarrying and recycle markets and the oil and gas and geothermal industries. The overall increase in sales for 2012 compared to 2011 reflects the strengthening economic conditions in domestic markets.

Domestic sales for 2012 were $572,522,000 or 61.1% of consolidated net sales compared to $543,527,000 or 59.8% of consolidated net sales for 2011, an increase of $28,995,000 or 5.3%. The overall increase in domestic sales for 2012 compared to 2011 reflects the strengthening economic conditions for the Company’s products in the domestic market.

International sales for 2012 were $363,751,000 or 38.9% of consolidated net sales compared to $365,114,000 or 40.2% of consolidated net sales for 2011, a decrease of $1,363,000 or 0.4%. International sales remained relatively flat but still strong as a percentage of 2012 total sales due to strong economic conditions in the international markets the Company serves as well as the continued efforts of the Company to grow its international business.

Parts sales as a percentage of consolidated net sales increased 210 basis points to 26.3% in 2012 from 24.2% in 2011. In dollars, parts sales increased 11.8% to $245,851,000 in 2012 from $219,963,000 in 2011.

Gross Profit
Consolidated gross profit as a percentage of sales decreased 110 basis points to 22.1% in 2012 from 23.2% in 2011. The decrease in gross margin is partially due to the costs associated with the redesign of certain of our products as a result of the switch to Tier 4 engines mandated by the federal government as well as increased production costs associated with new products recently introduced to the market along with underutilization of plant capacity at certain of our facilities. Sales price increases lagging behind raw material price increases on the aged backlog of equipment orders and competitive pricing pressures also contributed to the decrease in gross profit as a percent of sales.

Selling, General and Administrative Expense
Selling, general and administrative expenses for 2012 were $136,323,000 or 14.6% of net sales, compared to $132,371,000 or 14.6% of net sales for 2011, an increase of $3,952,000 or 3.0%. The increase was primarily due to an increase in payroll and related expenses of $6,638,000, an increase in travel expenses of $1,501,000, and an increase in health insurance of $4,125,000. These expenses were offset by a decrease in expenses related to the triennial Con-Expo Show which took place in 2011 of $3,159,000, profit sharing expense of $1,911,000, the write down of aviation assets held for sale of $2,304,000 (2011 only) and stock based compensation expense of $1,548,000.

Research and Development
Research and development expenses decreased $244,000 or 1.2% to $20,520,000 in 2012 from $20,764,000 in 2011. During 2012 and 2011 the Company invested heavily in research and development across all segments for numerous new equipment offerings, including the continued development of a wood pellet processing plant.

Interest Expense
Interest expense in 2012 increased $149,000, or 78.4%, to $339,000 from $190,000 in 2011. The increase in interest expense in 2012 compared to 2011 related primarily to the increase in bank fees related to the Company’s new line of credit agreement with Wells Fargo.

Interest Income
Interest income increased $262,000 or 29.7% to $1,145,000 in 2012 from $883,000 in 2011. The increase in interest income resulted from an increase in amounts invested in 2012 compared to 2011 and interest earned on notes receivable from customers.

Other Income (Expense), Net
Other income (expense), net was $1,783,000 in 2012 compared to $1,082,000 in 2011, an increase of $701,000 or 64.8% due to increased licensing fee income.

Income Tax
Income tax expense for 2012 was $22,892,000, compared to income tax expense of $19,281,000 for 2011. The effective tax rates for 2012 and 2011 were 36.2% and 32.5%, respectively. The primary reason for the increase in the effective tax rate from 2011 to 2012 is the unavailability of the research and development tax credit for 2012. Tax legislation passed in early 2013 will allow the Company to obtain a tax credit in 2013 based upon amounts expensed for research and development in 2012 in addition to the research and development costs expensed in 2013.

Net Income Attributable To Controlling Interest
The Company had net income attributable to controlling interest of $40,207,000 in 2012 compared to $39,918,000 in 2011 for an increase of $289,000, or 0.7%. Earnings per diluted share remained constant in 2012 and 2011 at $1.74. Weighted average diluted shares outstanding for the years ended December 31, 2012 and 2011 were 23,051,000 and 22,984,000, respectively. The increase in shares outstanding is primarily due to the vesting of restricted stock units and the exercise of stock options by employees of the Company.

Backlog
The backlog of orders at December 31, 2012 was $263,791,000 compared to $268,618,000 (adjusted for discontinued operations) at December 31, 2011, a decrease of $4,827,000, or 1.8%. The decrease in the backlog of orders was due to an increase in domestic backlog of $11,578,000 or 8.0% offset by a decrease in international backlog of $16,405,000 or 13.3%. The Asphalt Group backlog increased $24,053,000 or 20.8% from 2011. The Asphalt Group increase was domestic order related and is due to an order for a wood pellet processing plant. The Aggregate and Mining Group backlog decreased $10,139,000 or 10.3%. The decrease in backlog for the Aggregate and Mining Group occurred in both domestic and international orders. The Underground Group backlog decreased $7,438,000 or 34.8% from 2011 due to the decreased demand for units for the oil and gas industry in the latter part of 2012. The Mobile Asphalt Paving Group backlog decreased $1,884,000 or 30.6%. The Mobile Asphalt Paving Group typically operates with a smaller backlog than the other segments due to the nature of their products. The Company is unable to determine whether the decrease in backlogs was experienced by the industry as a whole.

Net Sales by Segment (in thousands)

	2012	2011	$ Change	% Change
Asphalt Group	$234,562	$260,404	$(25,842)	(9.9%)
Aggregate and Mining Group	355,428	333,278	22,150	6.6%
Mobile Asphalt Paving Group	158,115	187,988	(29,873)	(15.9%)
Underground Group	82,802	37,683	45,119	119.7%
Other Group	105,366	89,288	16,078	18.0%

Asphalt Group: Sales in this group decreased to $234,562,000 in 2012 compared to $260,404,000 in 2011, a decrease of $25,842,000 or 9.9%. Domestic sales for the Asphalt Group decreased 8.9% in 2012 compared to 2011 due primarily to delayed approval of a federal long-term highway funding bill, which impacted orders that typically require a long production lead time, in addition to state budgetary concerns. The federal highway funding was passed in July 2012 but was well after most states let their jobs for construction in 2012. International sales for the Asphalt Group decreased 12.4% in 2012 compared to 2011. The decrease in international sales occurred primarily in Europe, the Middle East, post-Soviet States and South America. Parts sales for the Asphalt Group remained flat in 2012 compared to 2011.

Aggregate and Mining Group: Sales in this group were $355,428,000 in 2012 compared to $333,278,000 in 2011, an increase of $22,150,000 or 6.6%. Domestic sales for the Aggregate and Mining Group increased 16.2% in 2012 compared to 2011 primarily due to improving economic conditions and improved demand related to infrastructure, particularly in the oil and gas producing regions of the country. International sales for the Aggregate and Mining Group decreased 1.3% in 2012 compared to 2011. The decrease in international sales occurred primarily in South America, Africa, and the Middle East. Parts sales for the Aggregate and Mining Group increased 7.6% in 2012 compared to 2011.

Mobile Asphalt Paving Group: Sales in this group were $158,115,000 in 2012 compared to $187,988,000 in 2011, a decrease of $29,873,000 or 15.9%. Domestic sales for the Mobile Asphalt Paving Group decreased 15.3% in 2012 over 2011. Domestic sales of equipment for this Group were negatively affected by the federal government mandated switch to Tier IV engines as well as increased competition from international manufacturers that had a longer transition time to implement the Tier IV engines on their imports to the U.S. market. The decrease in domestic sales for the Mobile Asphalt Paving Group is also due in part to the increase of available rental units in the market. International sales for the Mobile Asphalt Paving Group decreased 18.7% in 2012 compared to 2011. The decrease internationally occurred primarily in Canada, South America and Mexico. Parts sales for this group increased 4.5% in 2012.

Underground Group: Sales in this group were $82,802,000 in 2012 compared to $37,683,000 in 2011, an increase of $45,119,000 or 119.7%. Domestic sales for the Underground Group increased 177.4% in 2012 compared to 2011. International sales for the Underground Group increased 33.1% in 2012 compared to 2011. The increase in international sales occurred in Asia, South America, and Australia. Parts sales for the Underground Group increased 148.5% in 2012. GEFCO, which was acquired by the Company in the fourth quarter of 2011, accounted for $34,643,000 of the increase in the Underground Group’s sales and positively impacted both domestic and international sales, including parts sales, of this Group.

Other Group: Sales for the Other Group were $105,366,000 in 2012 compared to $89,288,000 in 2011, an increase of $16,078,000 or 18.0%. Domestic sales for the Other Group, which are generated by Peterson Pacific Corp., increased 13.3% in 2012 compared to 2011. International sales for the Other Group, which are generated primarily by Astec Australia, increased 20.6% in 2012 compared to 2011. Astec Australia functions as a dealer for the Company’s other subsidiaries and has increased its focus to sell, install and service equipment for the asphalt, aggregate and mining, mobile asphalt and underground construction markets of Australia. Parts sales for the Other Group increased 4.2% in 2012.

Segment Profit (Loss) (in thousands)

	2012	2011	$ Change	% Change
Asphalt Group	$21,018	$29,310	$(8,292)	(28.3%)
Aggregate and Mining Group	34,687	31,493	3,194	10.1%
Mobile Asphalt Paving Group	10,721	26,485	(15,764)	(59.5%)
Underground Group	(2,238)	(7,318)	5,080	69.4%
Other Group	(30,080)	(38,229)	8,149	21.3%

Asphalt Group: Profit for this group was $21,018,000 for 2012 compared to $29,310,000 for 2011, a decrease of $8,292,000 or 28.3%. This group had a decrease of $7,683,000 in gross profit compared to 2011 as a result of the $25,842,000 decrease in sales.

Aggregate and Mining Group: Profit for this group was $34,687,000 in 2012 compared to $31,493,000 in 2011, an increase of $3,194,000 or 10.1%. This group had an increase of $7,165,000 in gross profit during 2012 as a result of the $22,150,000 increase in sales. This gross profit increase was offset by increases of $3,761,000 in selling, general and administrative expenses, including payroll related expenses, travel expense, sales commission expense, and research and development expenses.

Mobile Asphalt Paving Group: Profit for this group was $10,721,000 in 2012 compared to profit of $26,485,000 in 2011, a decrease of $15,764,000 or 59.5%. This group had a decrease of $15,235,000 in gross profit during 2012 as a result of the $29,873,000 decrease in sales and also due to the costs associated with the redesign of certain products as a result of the switch to Tier 4 engines mandated by the federal government. This group had an increase in selling, general and administrative expenses of $747,000, which was primarily attributed to payroll related expense, travel expense, sales commission expense and research and development expenses.

Underground Group: This group had a loss of $2,238,000 in 2012 compared to a loss of $7,318,000 in 2011 for an improvement of $5,080,000 or 69.4%. This group had an increase of $9,386,000 in gross profit during 2012 driven by the $45,119,000 increase in sales. Selling, general and administrative expenses increased $4,391,000 due primarily to increases in payroll related expenses, bad debt expense, exhibit expense and research and development expenses. These results included GEFCO, Inc. results for the entire year of 2012 compared to three months of 2011.

Other Group: The Other Group had a loss of $30,080,000 in 2012 compared to a loss of $38,229,000 in 2011, an improvement of $8,149,000 or 21.3%. Gross profit for this group increased $2,814,000 or 18.1% year over year due in part to $16,078,000 in increased sales for this group. The results for this group were positively impacted by the decrease in selling, general and administrative expense of $3,500,000 that resulted from decreases in profit sharing and stock based compensation expenses. In addition, the write down of aviation assets held for sale of $2,304,000 only occurred in 2011. The profit in this group was also significantly impacted by U.S. federal income tax expense, which is recorded at the parent company. Income tax expense in this group increased $1,639,000 in 2012 compared to 2011.

Results of Operations: 2011 vs. 2010

The Company sold substantially all the assets and liabilities of American Augers, Inc. on November 30, 2012. Amounts shown in the Consolidated Statement of Income for 2011 and 2010 have been restated to exclude the results of American Augers. The amounts discussed in this comparison of 2011 vs. 2010 have also been restated to exclude American Augers’ results.

Net Sales
Net sales increased $171,557,000 or 23.3%, from $737,084,000 in 2010 to $908,641,000 in 2011. Sales are generated primarily from new equipment purchases made by customers for use in construction for privately funded infrastructure and public sector spending on infrastructure. In February 2012, the Company sold the Underground Group’s utility product line. Sales of equipment and parts in this product line totaled $18,389,000 and $16,148,000 in 2011 and 2010, respectively. The overall increase in sales for 2011 compared to 2010 reflects the strengthening economic conditions, in both foreign and domestic markets.

Domestic sales for 2011 were $543,527,000 or 59.8% of consolidated net sales compared to $462,167,000 or 62.7% of consolidated net sales for 2010, an increase of $81,360,000 or 17.6%. The overall increase in domestic sales for 2011 compared to 2010 reflects the strengthening economic conditions for the Company’s products in the domestic market.

International sales for 2011 were $365,114,000 or 40.2% of consolidated net sales compared to $274,917,000 or 37.3% of consolidated net sales for 2010, an increase of $90,197,000 or 32.8%. The overall increase in international sales for 2011 compared to 2010 is due to strong economic conditions in the international markets the Company serves as well as the increased efforts of the Company to grow its international business.

Parts sales as a percentage of consolidated net sales decreased 100 basis points to 24.2% in 2011 from 25.2% in 2010. In dollars, parts sales increased 18.4% to $219,963,000 in 2011 from $185,848,000 in 2010.

Gross Profit
Consolidated gross profit as a percentage of sales decreased 50 basis points to 23.2% in 2011 from 23.7% in 2010. The decrease in gross margin is partially due to certain sales price increases lagging behind raw material price increases on the aged backlog of equipment orders and parts sales, which typically yield a higher gross margin, decreased as a percentage of total sales year over year, as described above. Gross profit was also negatively impacted by charges of $2,162,000 related to the sale of the Underground Group’s utility product line assets.

Selling, General and Administrative Expense
Selling, general and administrative expenses for 2011 were $132,371,000 or 14.6% of net sales, compared to $109,354,000 or 14.8% of net sales, for 2010, an increase of $23,017,000 or 21.0%. The increase was primarily due to an increase in payroll and related expenses of $8,412,000, an increase in travel expenses of $1,099,000, an increase in sales commissions of $2,723,000, expenses related to the triennial Con-Expo show of $2,925,000, an increase in legal and professional expense of $2,111,000 and the write down of aviation assets held for sale of $2,304,000.

Research and Development
Research and development expenses increased $4,777,000 or 29.9% to $20,764,000 in 2011 from $15,987,000 in 2010. During 2011 the Company invested heavily in research and development across all segments for numerous new equipment offerings including the development of a wood pellet processing plant.

Interest Expense
Interest expense in 2011 decreased $149,000, or 44.0%, to $190,000 from $339,000 in 2010. The decrease in interest expense in 2011 compared to 2010 related primarily to the decrease in interest paid on state tax settlements incurred in 2011 over 2010 levels.

Interest Income
Interest income decreased $73,000 or 7.6% to $883,000 in 2011 from $956,000 in 2010. The decrease in interest income resulted from a decrease in amounts invested in 2011 compared to 2010.

Other Income (Expense), Net
Other income (expense), net was $1,082,000 in 2011 compared to $632,000 in 2010, an increase of $450,000 or 71.2% due to an increase in licensing fee income of $219,000 in 2011 compared to 2010.

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

Net Income Attributable To Controlling Interest
The Company had net income attributable to controlling interest of $39,918,000 in 2011 compared to $32,430,000 in 2010 for an increase of $7,488,000, or 23.1%. Earnings per diluted share were $1.74 in 2011 compared to $1.42 in 2010, an increase of $0.32 or 22.5%. Weighted average diluted shares outstanding for the years ended December 31, 2011 and 2010 were 22,984,000 and 22,830,000, respectively. The increase in shares outstanding is primarily due to the exercise of stock options by employees of the Company.

Backlog
The backlog of orders at December 31, 2011 was $268,618,000 compared to $231,268,000, adjusted for acquisitions, at December 31, 2010, an increase of $37,350,000, or 16.2%. The increase in the backlog of orders was due to an increase in domestic backlog of $34,535,000 or 31.3% and an increase in international backlog of $2,815,000 or 2.3%. The increase in backlog occurred in each of the Company’s segments except for the Mobile Asphalt Paving Group, which typically operates with a smaller backlog than the other segments due to the nature of their products. The Mobile Asphalt Paving Group’s backlog returned to a more normal level at December 31, 2011, a decrease of $8,960,000 or 59.3%, after an unusual increase in December 2010 due to temporary delays in fulfilling customer orders. The Asphalt Group backlog increased $6,984,000 or 6% from 2010. The Asphalt Group increase was domestic order related and is due to an increase in component sales for retro-fit asphalt plant equipment and the receipt of a contract to supply asphalt plants to the US Army. The Aggregate and Mining Group increased $16,304,000 or 20% with $13,322,000 or 81.7% of the increase in domestic orders. The Company attributes the increase in the Aggregate and Mining Group’s domestic backlog to customers replacing older equipment and stronger dealer stock orders due to strengthening economic conditions. The Underground Group backlog increased $1,857,000 or 9.5% from 2010 and is attributed to domestic orders for equipment to service the oil and gas industry. The Company is unable to determine whether the increase in backlogs was experienced by the industry as a whole; however, the Company believes the increased backlog reflects the current economic conditions the industry is experiencing.

Net Sales by Segment (in thousands)

	2011	2010	$ Change	% Change
Asphalt Group	$260,404	$226,419	$33,985	15.0%
Aggregate and Mining Group	333,278	256,400	76,878	30.0%
Mobile Asphalt Paving Group	187,988	166,436	21,552	12.9%
Underground Group	37,683	25,854	11,829	45.8%
Other Group	89,288	61,975	27,313	44.1%

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

Mobile Asphalt Paving Group: Sales in this group were $187,988,000 in 2011 compared to $166,436,000 in 2010, an increase of $21,552,000 or 12.9%. Domestic sales for the Mobile Asphalt Paving Group increased 14.5% in 2011 over 2010. The Company believes this increase was due to improved economic conditions and the impact of short term federal funding bills passed by Congress. International sales for the Mobile Asphalt Paving Group increased 6.6% in 2011 compared to 2010. International sales for this group increased due to increased efforts to market products internationally as well as a weak dollar. The increase internationally occurred primarily in Russia, the Middle East and South America. Parts sales for this group increased 17.3% in 2011.

Underground Group: Sales in this group were $37,683,000 in 2011 compared to $25,854,000 in 2010, an increase of $11,829,000 or 45.8%. Domestic sales for the Underground Group increased 60.0% in 2011 compared to 2010. The primary reason for this increase is the acquisition of GEFCO which occurred in the fourth quarter of 2011 and accounted for $10,886,000 of sales. International sales for the Underground Group increased 28.5% in 2011 compared to 2010. The increase in international sales occurred in Mexico, Canada, Australia and Africa. Parts sales for the Underground Group increased 45.5% in 2011.

Other Group: Sales for the Other Group were $89,288,000 in 2011 compared to $61,975,000 in 2010, an increase of $27,313,000 or 44.1%. Domestic sales for the Other Group, which are generated by Peterson Pacific Corp., remained flat in 2011 compared to 2010 due to continuing weak domestic construction activities in the markets they serve. International sales for the Other Group, which are generated primarily by Astec Australia increased 91.0% in 2011 over 2010 and was primarily in the Australian market. Astec Australia functions as a dealer for the Company’s other subsidiaries and has increased its focus to sell, install and service equipment for the asphalt, aggregate and mining, mobile asphalt and underground construction markets of Australia. Parts sales for the Other Group increased 23.4% in 2011.

Segment Profit (Loss) (in thousands)

	2011	2010	$ Change	% Change
Asphalt Group	$29,310	$28,672	$638	2.2%
Aggregate and Mining Group	31,493	16,578	14,915	90.0%
Mobile Asphalt Paving Group	26,485	23,234	3,251	14.0%
Underground Group	(7,318)	(6,382)	(936)	(14.7%)
Other Group	(38,229)	(27,579)	(10,650)	(38.6%)

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

Aggregate and Mining Group: Profit for this group was $31,493,000 in 2011 compared to $16,578,000 in 2010, an increase of $14,915,000 or 90.0%. This group had an increase of $22,673,000 in gross profit during 2011 which was driven by the $76,878,000 increase in sales and increased efficiency in plant utilization in 2011, which improved operating margins by $7,197,000. This gross profit increase was offset by increases in selling, general and administrative expenses and research and development expenses of $9,413,000 including payroll related expenses, travel expense and sales commission expense.

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

Underground Group: This group had a loss of $7,318,000 in 2011 compared to a loss of $6,382,000 in 2010, a decrease of $936,000 or 14.7%. This group had an increase of $476,000 in gross profit during 2011 driven by the $11,829,000 increase in sales. The gross profit for the Underground Group was negatively impacted by charges of $2,162,000 related to the sale of the utility product line assets. Selling, general and administrative expenses increased $426,000 due primarily to increases in payroll related expenses, exhibit expense and the acquisition of GEFCO in the fourth quarter of 2011.

Other Group: The Other Group had a loss of $38,229,000 in 2011 compared to a loss of $27,579,000 in 2010, a decrease of $10,650,000 or 38.6%. Gross profit for this group increased $2,288,000 or 17.3% year over year due in part to $27,313,000 in increased sales for this group. The increased sales were offset by an increase in payroll and related expenses of $1,937,000 and the write down of aviation assets held for sale of $2,304,000. The profit in this group is also significantly impacted by U.S. federal income tax expense which is recorded at the parent company. Income tax expense in this group increased $3,859,000 in 2011 compared to 2010.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources are its cash on hand, investments, borrowing capacity under a $100,000,000 revolving credit facility and cash flows from operations. The Company had $80,929,000 of cash available for operating purposes at December 31, 2012. In addition, the Company had no borrowings outstanding under its credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”) at any time during the year ended December 31, 2012. The Company had outstanding letters of credit of $13,113,000 and borrowing availability of $86,887,000 under the credit facility as of December 31, 2012.

During April 2007, the Company entered into an unsecured credit agreement with Wachovia Bank, National Association (“Wachovia”) whereby Wachovia extended to the Company an unsecured line of credit of up to $100,000,000 including a sub-limit for letters of credit of up to $15,000,000. Wachovia has subsequently been acquired by Wells Fargo Bank, N.A. (“Wells Fargo”) and therefore the credit agreement was transferred to Wells Fargo. The credit facility had an original term of three years with two one-year extensions available. The Company exercised the final extension in 2010 which extended the loan maturity date to May 2012. On April 12, 2012, the Company and certain of its subsidiaries entered into a new amended and restated credit agreement with Wells Fargo whereby Wells Fargo extended to the Company an unsecured line of credit of up to $100,000,000, including a sub-limit for letters of credit of up to $25,000,000. The new amended and restated credit agreement replaced the expiring $100,000,000 credit facility between the Company and Wells Fargo.  The new amended and restated agreement has a five-year term expiring in April 2017. Borrowings under the agreement are subject to an interest rate equal to the daily one-month LIBOR rate plus a 0.75% margin, which was equal to 0.96% at December 31, 2012. The unused facility fee is 0.175%. Interest only payments are due monthly.  The new amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income, minimum tangible net worth and maximum allowed capital expenditures. The Company was in compliance with these covenants as of December 31, 2012.

The Company’s South African subsidiary, Osborn Engineered Products SA (Pty) Ltd (“Osborn”), has a credit facility of $8,837,000 (ZAR 75,000,000) to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of December 31, 2012, Osborn had no outstanding borrowings under the credit facility, but $3,388,000 in performance, advance payment and retention guarantees were issued under the facility. The facility is unsecured. As of December 31, 2012, Osborn had available credit under the facility of $5,449,000. The facility has an ongoing, indefinite term subject to periodic reviews by the bank. The interest rate is 0.25% below the South Africa prime rate, which was 8.5% at December 31, 2012.

The Company’s Australian subsidiary, Astec Australia Pty Ltd (“Astec Australia”), has a credit facility to finance short-term working capital needs of $104,000 (AUD 100,000) as well as a bank guarantee facility of $1,350,000 (AUD 1,300,000) to cover letters of credit. Additional banking arrangements are in place to finance foreign exchange dealer limit orders of up to $3,894,000 (AUD 3,750,000), secured by cash balances in the amount of $779,000 (AUD 750,000) and a $1,600,000 letter of credit issued by the parent Company. As of December 31, 2012, no amounts were outstanding under the credit facility, but $1,209,000 of letters of credit were outstanding under the bank guarantee facility. The interest rate is the Australian adjusted Bank Business Rate plus a margin of 1.05%. The interest rate was 11.17% at December 31, 2012.

Cash Flows from Operating Activities (in thousands)

	2012	2011	Increase / Decrease
Net income	$40,368	$40,020	$348
Adjustments:
Depreciation and amortization	23,048	19,259	3,789
Provision for warranty	11,152	13,029	(1,877)
Asset impairment charges	--	2,724	(2,724)
Sale / purchase of trading securities, net	(146)	1,733	(1,879)
Gain on sale of subsidiary	(5,358)	--	(5,358)
Stock based compensation	1,285	2,800	(1,515)
Deferred income tax provision (benefits)	6,150	(1,982)	8,132
Other, net	511	1,101	(590)
Changes in working capital:
(Increase) decrease in receivables	7,555	(24,554)	32,109
(Increase) decrease in inventories	(40,133)	(32,017)	(8,116)
(Increase) decrease in prepaid expenses	(1,728)	177	(1,905)
Increase (decrease) in accounts payable	(6,425)	9,002	(15,427)
Increase (decrease) in customer deposits	4,918	6,235	(1,317)
Increase (decrease) in accrued product warranties	(11,021)	(10,524)	(497)
Increase (decrease) in other accrued liabilities	298	4,983	(4,685)
Other, net	(1,841)	321	(2,162)
Net cash provided by operating activities	$28,633	$32,307	$(3,674)

Net cash provided by operating activities decreased $3,674,000 in 2012 compared to 2011. The primary reasons for the decrease in operating cash flows are increases in cash used to fund increases in inventory of $8,116,000 and prepaid expenses of $1,905,000, the gain on the sale of subsidiary of $5,358,000 and a use of cash relating to accounts payable of $15,427,000. These negative cash changes were offset by increases in cash from accounts receivable of $32,109,000 and deferred taxes of $8,132,000. These changes in operating cash flows reflect increased sales and production activity during 2012 compared to 2011 as well as planned inventory purchases made to fulfill the Company’s backlog.

Cash Flows from Investing Activities (in thousands)

	2012	2011	Increase / Decrease
Expenditures for property and equipment	$(26,018)	$(36,130)	$10,112
Business acquisitions	--	(33,407)	33,407
Proceeds from sale of subsidiary	42,940	--	42,940
Other	375	760	(385)
Net cash provided (used) by investing activities	$17,297	$(68,777)	$86,074

Net cash used by investing activities in 2012 increased $86,074,000 compared to 2011 due primarily to a decrease in cash used for capital expenditures of $10,112,000, the use of cash in 2011 for business acquisitions of $33,407,000 and proceeds from the sale of subsidiary of $42,940,000 in 2012.

Cash Flows from Financing Activities (in thousands)

	2012	2011	Increase / Decrease
Payment of dividends	$(22,789)	$--	$(22,789)
Other, net	317	885	(568)
Net cash provided (used) by financing activities	$(22,472)	$885	$(23,357)

Financing activities used cash of $22,472,000 in 2012 while in 2011 financing activities provided cash of $885,000 for a net change of $23,357,000 due primarily to the payment of a special one-time $1.00 per common share dividend in December 2012.

Capital expenditures for 2013, excluding those by the Company’s Brazilian operations, are forecasted to total $31,455,000. The Company expects to finance these expenditures using currently available cash balances, internally generated funds and available credit under the Company’s new credit facility. Capital expenditures are generally for machinery, equipment and facilities used by the Company in the production of its various products. The Company plans to construct a manufacturing facility in Brazil in 2013 with an expected cost of $20,000,000 and plans to fund the costs of the plant and equipment with borrowings from a local Brazilian bank. The Company believes that its current working capital, cash flows generated from future operations and available capacity under its credit facility will be sufficient to meet the Company’s working capital and capital expenditure requirements through December 31, 2013.

The Company sold American Augers, Inc. on November 30, 2012. Cash flows from the operations of American Augers are reflected in the statements of cash flows through the date of sale. Cash flows from the operations of American Augers were not material during the periods presented, and the absence of cash flows related to American Augers is not expected to impact the Company’s future liquidity or capital resources. See Note 21, Discontinued Operations, for additional information regarding the sale of American Augers.

Financial Condition

The Company’s current assets increased to $499,866,000 at December 31, 2012 from $485,554,000 at December 31, 2011, an increase of $14,312,000, or 2.9%. The increase is primarily attributable to increases in inventory of $9,557,000 and cash of $23,424,000, offset by a decrease in trade receivables of $12,346,000 and deferred income tax asset of $6,871,000.

The Company’s current liabilities decreased to $144,369,000 at December 31, 2012 from $154,022,000 at December 31, 2011, a decrease of $9,653,000.  The decrease is primarily attributable to decreases in accounts payable of $8,960,000, accrued payroll and related liabilities of $2,307,000 and accrued product warranty of $1,611,000.

Market Risk and Risk Management Policies

The Company is exposed to changes in interest rates, primarily from its revolving credit agreements. A hypothetical 100 basis point adverse move (increase) in interest rates would not have materially affected interest expense for the year ended December 31, 2012, since there were no amounts outstanding on the revolving credit agreements during the year. The Company does not hedge variable interest.

The Company is subject to foreign exchange risk at its foreign operations. Foreign operations represent 16.3% and 14.6% of total assets at December 31, 2012 and 2011, respectively, and 14.4% and 12.7% of total revenue for the years ended December 31, 2012 and 2011, respectively. Each period the balance sheets and related results of operations of the Company’s foreign subsidiaries are translated from their functional foreign currency into U.S. dollars for reporting purposes. As the dollar strengthens against those foreign currencies, the foreign denominated net assets and operating results become less valuable in the Company’s reporting currency. When the dollar weakens against those currencies, the foreign denominated net assets and operating results become more valuable in the Company’s reporting currency. At each reporting date, the fluctuation in the value of the net assets and operating results due to foreign exchange rate changes is recorded as an adjustment to other comprehensive income in equity. The Company views its investments in foreign subsidiaries as long-term and does not hedge the net investments in foreign subsidiaries.

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

Due to the limited exposure to foreign exchange rate risk, a 10% fluctuation in the foreign exchange rates at December 31, 2012 or 2011 would not have a material impact on the Company’s consolidated financial statements.

Contractual Obligations

Contractual obligations and the period in which payments are due as of December 31, 2012 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease obligations	$2,488	$1,302	$1,000	$185	$1
Inventory purchase obligations	3,283	2,220	1,063	--	--
Total	$5,771	$3,522	$2,063	$185	$1

The above table excludes our liability for unrecognized tax benefits, which totaled $771,000 at December 31, 2012, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

In 2012, the Company made contributions of approximately $755,000 to its pension plan, compared to $483,000 in 2011. The Company estimates that it will contribute a total of $544,000 to the pension plan during 2013. The Company’s funding policy is to make the minimum annual contributions required by applicable regulations.

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

Certain customers have financed purchases of the Company’s products through arrangements in which the Company is contingently liable for customer debt aggregating $2,091,000 and $3,537,000 at December 31, 2012 and 2011, respectively. These obligations have average remaining terms of 1.6 years. The Company has recorded a liability of $112,000 related to these guarantees at December 31, 2012.

The Company is contingently liable under letters of credit of approximately $17,710,000, primarily for performance guarantees to customers, banks or insurance carriers.

Off-balance Sheet Arrangements

As of December 31, 2012 the Company does not have off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

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

For workers’ compensation claims, the captive is liable for the first $350,000 per occurrence and $3,000,000 per year in the aggregate. The Company utilizes a large national insurance company as third-party administrator for workers’ compensation claims and carries insurance coverage for claims liabilities in excess of amounts covered by the captive.

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

Product Warranty Reserve: The Company accrues for the estimated cost of product warranties at the time revenue is recognized. Warranty obligations by product line or model are evaluated based on historical warranty claims experience. For machines, the Company’s standard product warranty terms generally include post-sales support and repairs of products at no additional charge for periods ranging from three months to two years or up to a specified number of hours of operation. For parts from component suppliers, the Company relies on the original manufacturer’s warranty that accompanies those parts. Generally, fabricated parts are not covered by specific warranty terms. Although failure of fabricated parts due to material or workmanship is rare, if it occurs, the Company’s policy is to replace fabricated parts at no additional charge.

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

Goodwill and Other Intangible Assets: Intangible assets are classified into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization, and (3) goodwill. Intangible assets with definite lives are tested for impairment if conditions exist that indicate the carrying value may not be recoverable. Risk factors that may be considered include an economic downturn in the general economy, a geographic market or the commercial and residential construction industries, a change in the assessment of future operations as well as the cyclical nature of our industry and the customization of the equipment we sell, each of which may cause adverse fluctuations in operating results. Other risk factors considered would be an increase in the price or a decrease in the availability of oil that could reduce the demand for our products in addition to the significant fluctuations in the purchase price of raw materials that could have a negative impact on the cost of production and gross margins as well as others more fully described in the Risk Factors section of our Form 10-K. An impairment charge is recorded when the carrying value of the definite lived intangible asset is not recoverable by the cash flows generated from the use of the asset. Some of the inputs used in the impairment testing are highly subjective and are affected by changes in business factors and other conditions. Changes in any of the inputs could have an effect on future tests and result in impairment charges.

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

The useful lives of identifiable intangible assets are determined after considering the specific facts and circumstances related to each intangible asset. Factors considered when determining useful lives include the contractual term of any agreement, the history of the asset, the Company’s long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, generally on a straight-line basis, over their useful lives, ranging from 5 to 15 years.

Stock-based Compensation: The Company currently has two types of stock-based compensation plans in effect for its employees and directors. The Company’s stock option plans have been in effect for a number of years; however, no options have been granted under the plans since 2006. The Company’s original five year stock incentive plan was put in place during 2006 for the years ended 2006 through 2011. The Company’s 2011 Incentive Plan was approved by the shareholders in their annual meeting held in April 2011. This plan operates in similar fashion to the Company’s 2006 Incentive Plan for each of the five years ending December 31, 2015. These plans are more fully described in Note 16, Shareholders’ Equity, to the consolidated financial statements. Restricted stock units (“RSU’s”) awarded under the Company’s stock incentive plans are granted shortly after the end of each year and are based upon the performance of the Company and its individual subsidiaries. Under the 2011 Incentive Plan, RSU’s can be earned for performance in each of the years from 2011 through 2015 with additional RSU’s available based upon cumulative five-year performance. The Company estimates the number of shares that will be granted for the most recent fiscal year and the five-year cumulative performance based on actual and expected future operating results. The compensation expense for RSU’s expected to be granted for the most recent fiscal year and the cumulative five-year based awards is calculated using the fair value of the Company stock at each period end and is adjusted to the fair value as of each future period end until granted. Generally, each award will vest on the earlier of the end of five years from the date of grant or at such time as the recipient retires after reaching age 65. Estimated forfeitures are based upon the expected turnover rates of the employees receiving awards under the plan.

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

Forward-Looking Statements

This annual report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements contained anywhere in this Annual Report that are not limited to historical information are considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding:

•execution of the Company’s growth and operation strategy;
•plans for technological innovation;
•compliance with covenants in our credit facility;
•liquidity and capital expenditures;
• sufficiency of working capital, cash flows and available capacity under the Company’s credit facilities;
•compliance with government regulations;
•compliance with manufacturing and delivery timetables;
•forecasting of results;
•general economic trends and political uncertainty;
•government funding and growth of highway construction and commercial projects;
•taxes or usage fees;
•interest rates;
•integration of acquisitions;
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
•anticipated start-up dates for our Brazilian operations;
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

In addition to the risks and uncertainties identified elsewhere herein and in documents filed by the Company with the Securities and Exchange Commission, the following factors should be carefully considered when evaluating the Company’s business and future prospects: changes or delays in highway funding; rising interest rates; changes in oil prices; changes in steel prices; changes in the general economy; unexpected capital expenditures and decreases in liquidity; the timing of large contracts; production capacity; general business conditions in the industry; non-compliance with covenants in the Company’s credit facilities; demand for the Company’s products; and those other factors listed from time to time in the Company’s reports filed with the Securities and Exchange Commission. Certain of the risks, uncertainties and other factors discussed or noted above are more fully described in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Management, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Astec Industries, Inc.

We have audited Astec Industries, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Astec Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Astec Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Astec Industries, Inc. and the related consolidated statements of income, comprehensive income, equity and cash flows for the year ended December 31, 2012 and our report dated March 1, 2013 expressed an unqualified opinion thereon.
Chattanooga, Tennessee
March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Astec Industries, Inc.

We have audited the accompanying consolidated balance sheets of Astec Industries, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astec Industries, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Astec Industries, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion thereon.
Chattanooga, Tennessee
March 1, 2013

CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31
Assets	2012	2011

Current assets:
Cash and cash equivalents	$80,929	$57,505
Trade receivables, less allowance for doubtful accounts of $2,143 in 2012 and $2,398 in 2011	85,595	97,941
Other receivables	3,453	4,119
Inventories	308,622	299,065
Prepaid expenses	8,593	7,032
Deferred income tax assets	9,985	16,856
Other current assets	2,689	3,036
Total current assets	499,866	485,554
Property and equipment, net	182,839	188,018
Investments	10,232	9,739
Goodwill	15,011	14,989
Other long-term assets	16,617	18,583
Total assets	$724,565	$716,883

Liabilities and Equity

Current liabilities:
Accounts payable	$46,210	$55,170
Customer deposits	44,224	42,287
Accrued product warranty	11,052	12,663
Accrued payroll and related liabilities	16,590	18,897
Accrued loss reserves	3,221	3,779
Other accrued liabilities	23,072	21,226
Total current liabilities	144,369	154,022
Deferred income tax liabilities	14,868	15,983
Other long-term liabilities	17,330	17,695
Total liabilities	176,567	187,700

Equity:
Preferred stock - authorized 4,000 shares of $1.00 par value; none issued	--	--
Common stock - authorized 40,000 shares of $.20 par value; issued and outstanding - 22,799 in 2012 and 22,711 in 2011	4,560	4,542
Additional paid-in capital	133,809	132,744
Accumulated other comprehensive income	502	841
Company shares held by SERP, at cost	(2,855)	(2,487)
Retained earnings	410,338	392,937
Shareholders’ equity	546,354	528,577
Non-controlling interest	1,644	606
Total equity	547,998	529,183
Total liabilities and equity	$724,565	$716,883

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
	Year Ended December 31
	2012	2011	2010

Net sales	$936,273	$908,641	$737,084
Cost of sales	729,334	698,149	562,499
Gross profit	206,939	210,492	174,585
Selling, general and administrative expenses	136,323	132,371	109,354
Research and development expenses	20,520	20,764	15,987
Income from operations	50,096	57,357	49,244
Other income:
Interest expense	339	190	339
Interest income	1,145	883	953
Other income (expense), net	1,783	1,082	632
Income from continuing operations before income taxes	52,685	59,132	50,490
Income taxes on continuing operations	19,096	19,337	16,649
Net income from continuing operations	33,589	39,795	33,841
Discontinued operations:
Income (loss) from discontinued operations, net of tax	3,401	225	(1,269)
Gain on sale of subsidiary, net of tax	3,378	--	--
Income from discontinued operations	6,779	225	(1,269)
Net income	40,368	40,020	32,572
Net income attributable to non-controlling interest	161	102	142
Net income attributable to controlling interest	$40,207	$39,918	$32,430

Earnings per Common Share
Net income attributable to controlling interest from continuing operations:
Basic	$1.47	$1.76	$1.50
Diluted	1.45	1.73	1.48
Income (loss) from discontinued operations:
Basic	0.30	0.01	(0.06)
Diluted	0.29	0.01	(0.06)
Net income attributable to controlling interest:
Basic	1.77	1.77	1.44
Diluted	1.74	1.74	1.42
Weighted average number of common shares outstanding:
Basic	22,680	22,589	22,517
Diluted	23,051	22,984	22,830

See Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
	Year Ended December 31
	2012	2011	2010

Net income	$40,368	$40,020	$32,572
Other comprehensive income:
Change in unrecognized pension and post-retirement benefit costs	(157)	(2,687)	(322)
Tax expense (benefit) on change in unrecognized pension and post-retirement benefit costs	(10)	976	98
Foreign currency translation adjustments	(626)	(5,723)	3,756
Tax expense (benefit) on foreign currency translation adjustments	454	229	(37)
Other comprehensive income (loss)	(339)	(7,205)	3,495
Comprehensive income (loss) attributable to non-controlling interest	15	(93)	100
Comprehensive income attributable to controlling interest	$40,044	$32,722	$36,167

See Notes to Unaudited Condensed Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31
	2012	2011	2010
Cash Flows from Operating Activities
Net income	$40,368	$40,020	$32,572
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of subsidiary	(5,358)	--	--
Depreciation	20,945	18,551	18,022
Amortization	2,103	708	706
Provision (credit) for doubtful accounts	759	1,510	(11)
Provision for warranty	11,152	13,029	13,365
Deferred compensation provision (benefit)	115	(45)	539
Deferred income tax provision (benefit)	6,150	(1,982)	(497)
Asset impairment charges	--	2,724	--
Gain on disposition of fixed assets	(256)	(54)	(8)
Tax benefit from stock option exercises	(107)	(310)	(579)
Stock-based compensation	1,285	2,800	2,395
Sale (purchase) of trading securities, net	(146)	1,733	946
(Increase) decrease in:
Trade and other receivables	7,555	(24,554)	(11,911)
Inventories	(40,133)	(32,017)	(2,115)
Prepaid expenses	(1,728)	177	5,532
Other assets	(1,566)	45	511
Increase (decrease) in:
Accounts payable	(6,425)	9,002	7,351
Customer deposits	4,918	6,235	8,328
Accrued product warranty	(11,021)	(10,524)	(12,293)
Income taxes payable	1,366	420	972
Accrued retirement benefit costs	(218)	(446)	(1,098)
Accrued loss reserves	(1,435)	342	(1,210)
Other accrued liabilities	298	4,983	2,267
Other	12	(40)	(1,748)
Net cash provided by operating activities	28,633	32,307	62,036

Cash Flows from Investing Activities
Business acquisitions	--	(33,407)	--
Proceeds from sale of subsidiary	42,940	--	--
Proceeds from sale of property and equipment	375	260	202
Expenditures for property and equipment	(26,018)	(36,130)	(11,336)
Sale of intangible assets acquired	--	500	--
Net cash provided (used) by investing activities	17,297	(68,777)	(11,134)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)
	Year Ended December 31
	2012	2011	2010
Cash Flows from Financing Activities
Payment of dividends	$(22,790)	$--	$--
Proceeds from issuance of common stock	514	812	1,431
Tax benefit from stock option exercise	107	310	579
Cash from sale (acquisition) of shares of subsidiary	904	29	41
Purchase of company shares by Supplemental Executive Retirement Plan, net	(373)	(266)	(25)
Withholding tax paid upon vesting of restricted stock units	(834)	--	--
Net cash provided (used) by financing activities	(22,472)	885	2,026
Effect of exchange rates on cash	(34)	(1,507)	1,240
Increase (decrease) in cash and cash equivalents	23,424	(37,092)	54,168
Cash and cash equivalents, beginning of year	57,505	94,597	40,429
Cash and cash equivalents, end of year	$80,929	$57,505	$94,597

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$366	$193	$352
Income taxes, net of refunds	$13,722	$21,473	$8,504

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2012, 2011 and 2010 (in thousands)
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Company Shares Held by SERP	Retained Earnings	Non- Controlling Interest	Total Equity

Balance December 31, 2009	22,551	$4,510	$124,381	$4,551	$(2,128)	$320,589	$357	$452,260
Net income						32,430	142	32,572
Other comprehensive income				3,495			100	3,595
Increase in ownership percentage of subsidiary							(1)	(1)
Stock-based compensation	6	1	2,394					2,395
Exercise of stock options, including tax benefit	90	18	1,992					2,010
Purchase of Company stock held by SERP, net			64		(89)			(25)
Balance December 31, 2010	22,647	4,529	128,831	8,046	(2,217)	353,019	598	492,806
Net income						39,918	102	40,020
Other comprehensive loss				(7,205)			(93)	(7,298)
Increase in ownership percentage of subsidiary							(1)	(1)
Stock-based compensation	5	1	2,799					2,800
Exercise of stock options and RSU vesting, including tax benefit	59	12	1,110					1,122
Purchase of Company stock held by SERP, net			4		(270)			(266)
Balance December 31, 2011	22,711	4,542	132,744	841	(2,487)	392,937	606	529,183
Net income						40,207	161	40,368
Dividends ($1.00 per share)			16			(22,806)		(22,790)
Other comprehensive income (loss)				(339)			15	(324)
Decrease in ownership percentage of subsidiary							862	862
Stock-based compensation	6	1	1,284					1,285
Exercise of stock options and RSU vesting, including tax benefit	82	17	604					621
Withholding tax on vested RSU’s			(834)					(834)
Purchase of Company stock held by SERP, net			(5)		(368)			(373)
Balance December 31, 2012	22,799	$4,560	$133,809	$502	$(2,855)	$410,338	$1,644	$547,998

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

1.	Summary of Significant Accounting Policies

Basis of Presentation - The consolidated financial statements include the accounts of Astec Industries, Inc. and its domestic and foreign subsidiaries. The Company’s significant wholly-owned and consolidated subsidiaries at December 31, 2012 are as follows:

Astec Australia Pty Ltd	Astec Agregados E Mineracao Do Brasil
Astec, Inc.	Astec Insurance Company
Astec Mobile Machinery GmbH	Astec Mobile Screens, Inc.
Astec Underground, Inc.	Breaker Technology, Inc.
Breaker Technology Ltd.	Carlson Paving Products, Inc.
CEI Enterprises, Inc.	GEFCO, Inc.
Heatec, Inc.	Johnson Crushers International, Inc.
Kolberg-Pioneer, Inc.	Osborn Engineered Products SA (Pty) Ltd (94% owned)
Peterson Pacific Corp.	Roadtec, Inc.
Telsmith, Inc.

On November 30, 2012, the Company sold its former American Augers, Inc. subsidiary to The Charles Machine Works, Inc. American Augers’ results of operations have been reclassified as discontinued operations for all periods presented.

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

Foreign Currency Translation - Subsidiaries located in Australia, Brazil, Canada, Germany and South Africa operate primarily using local functional currencies. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting adjustments are presented as a separate component of accumulated other comprehensive income. Foreign currency transaction gains and losses, net are included in cost of sales and amounted to gains of $273,000 and $346,000 in 2012 and 2011, respectively, and a loss of $450,000 in 2010.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All financial assets and liabilities held by the Company at December 31, 2012 and 2011 are classified as Level 1 or Level 2 as summarized in Note 3, Fair Value Measurements.

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

Concentration of Credit Risk - The Company sells products to a wide variety of customers. Accounts receivable are carried at their outstanding principal amounts, less an allowance for doubtful accounts. The Company extends credit to its customers based on an evaluation of the customers’ financial condition generally without requiring collateral although the Company normally requires advance payments or letters of credit on large equipment orders. Credit risk is driven by conditions within the economy and the industry and is principally dependent on each customer’s financial condition. To minimize credit risk, the Company monitors credit levels and financial conditions of customers on a continuing basis. After considering historical trends for uncollectible accounts, current economic conditions and specific customer recent payment history and financial stability, the Company records an allowance for doubtful accounts at a level which management believes is sufficient to cover probable credit losses. Amounts are deemed past due when they exceed the payment terms agreed to by the customer in the sales contract. Past due amounts are charged off when reasonable collection efforts have been exhausted and the amounts are deemed uncollectible by management. As of December 31, 2012, concentrations of credit risk with respect to receivables are limited due to the wide variety of customers.

Allowance for Doubtful Accounts - The following table represents a rollforward of the allowance for doubtful accounts for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31
	2012	2011	2010
Reserve balance, beginning of year	$2,398	$1,820	$2,215
Provision (benefit)	759	1,510	(11)
Write offs	(764)	(884)	(437)
Other	(250)	(48)	53
Reserve balance, end of year	$2,143	$2,398	$1,820

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors considered when determining useful lives include the contractual terms of agreements, the history of the asset, the Company’s long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized over their useful lives, ranging from 5 to 15 years.

Intangible assets with indefinite lives including goodwill are not amortized. The Company tests these intangible assets and goodwill for impairment annually or more frequently if events or circumstances indicate that such intangible assets or goodwill might be impaired. The Company performs impairment tests of goodwill using a two-step method at the reporting unit level and of other indefinite lived intangible assets at the asset level. The Company’s reporting units are typically defined as its subsidiaries as each subsidiary is a legal entity that is managed separately and manufactures and distributes distinct product lines.

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

If the book value of a reporting unit exceeds its fair value, an indication of possible goodwill impairment, the second step of the impairment test must be performed to determine the amount, if any, of goodwill impairment. In this second step, the total implied fair value of the reporting unit’s goodwill is estimated by allocating the fair value of the reporting unit to all its assets, including any unrecognized intangible assets and liabilities other than goodwill. The difference between the total fair value of the reporting unit and the fair value of its assets and liabilities other than goodwill is the implied fair value of its goodwill. The amount of any impairment loss is equal to the excess, if any, of the book value of the goodwill over the implied fair value of its goodwill.

Determining the “step one” fair values of the Company’s reporting units involves the use of significant estimates and assumptions. Due to the inherent uncertainty involved in making these estimates and assumptions, actual results could differ materially from those estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For workers’ compensation claims, the captive is liable for the first $350,000 per occurrence and $3,000,000 per year in the aggregate. The Company utilizes a large national insurance company as third party administrator for workers’ compensation claims and carries insurance coverage for claims liabilities in excess of amounts covered by the captive.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising Expense - The cost of advertising is expensed as incurred. The Company incurred $4,223,000, $3,346,000, and $2,830,000 in advertising costs during 2012, 2011 and 2010, respectively, which is included in selling, general and administrative expenses.

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

Product Warranty Reserve - The Company accrues for the estimated cost of product warranties at the time revenue is recognized. Warranty obligations by product line or model are evaluated based on historical warranty claims experience. For machines, the Company’s standard product warranty terms generally include post-sales support and repairs of products at no additional charge for periods ranging from three months to two years or up to a specified number of hours of operation. For parts from component suppliers, the Company relies on the original manufacturer’s warranty that accompanies those parts. Generally, Company fabricated parts are not covered by specific warranty terms. Although failure of fabricated parts due to material or workmanship is rare, if it occurs, the Company’s policy is to replace fabricated parts at no additional charge.

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

The Company recognizes as an asset or liability the overfunded or underfunded status of its pension plan. Actuarial gains and losses, amortization of prior service cost (credit) and amortization of transition obligations are recognized through other comprehensive income in the year in which the changes occur. The Company measures the funded status of its pension plan as of the date of the Company’s fiscal year-end.

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

The following table sets forth a reconciliation of the number of shares used in the computation of basic and diluted earnings per share (in thousands):

	Year Ended December 31
	2012	2011	2010
Denominator:
Denominator for basic earnings per share	22,680	22,589	22,517
Effect of dilutive securities:
Employee stock options and restricted stock units	262	294	215
Supplemental executive retirement plan	109	101	98
Denominator for diluted earnings per share	23,051	22,984	22,830

For the years ended December 31, 2012, 2011 and 2010, antidilutive options totaled 885, 885 and 1,000, respectively. Antidilutive options were not included in the diluted EPS computation for the years presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivatives and Hedging Activities - The Company recognizes all derivatives in the consolidated balance sheets at their fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through income or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative’s change in fair value is immediately recognized in income. From time to time the Company’s foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuation in currency exchange rates. See Note 13, Derivative Financial Instruments, regarding foreign exchange contracts outstanding at December 31, 2012 and 2011.

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

Business Combinations - The Company accounts for business combinations using the acquisition method. Accordingly, intangible assets are recorded apart from goodwill if they arise from contractual or legal rights or if they are separable from goodwill. Related third party acquisition costs are expensed as incurred and contingent consideration is booked at its fair value as part of the purchase price.

Subsequent Events Review - Management has evaluated events occurring between December 31, 2012 and the date these financial statements were filed with the Securities and Exchange Commission for proper recording or disclosure therein.

Recent Accounting Pronouncements - In May 2011, the FASB issued Accounting Standards Update No.
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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” which changes the way companies present other comprehensive income and its components in financial statements. The new standards require that companies present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted the provisions of this update in 2012. The adoption of this update did not have an impact on the Company’s financial position or results of operations.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities” which describes when it is appropriate to offset financial assets and liabilities on the balance sheet. Companies will now have to disclose both gross and net information about instruments eligible for offset in the statement of financial position, instruments and transactions subject to an agreement similar to a master netting arrangement, and the collateral received in a master netting arrangement. The new disclosure will enable users of financial statements to understand significant quantitative differences in balance sheets prepared under US GAAP and IFRS related to the offsetting of financial instruments. The update is effective for annual and interim reporting periods beginning on or after January 1, 2013. Adopting this update is not expected to have an impact on the Company’s financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Inventories

Inventories consist of the following (in thousands):

	December 31
	2012	2011
Raw materials and parts	$129,676	$125,730
Work-in-process	76,052	71,490
Finished goods	81,000	80,157
Used equipment	21,894	21,688
Total	$308,622	$299,065

3.	Fair Value Measurements

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

As indicated in the tables below, the Company has determined that its financial assets and liabilities at December 31, 2012 and 2011 are level 1 and level 2 in the fair value hierarchy (in thousands):

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$996	$--	$--	$996
SERP mutual funds	1,835	--	--	1,835
Preferred stocks	720	--	--	720
Trading debt securities:
Corporate bonds	3,342	909	--	4,251
Municipal bonds	1,449	957	--	2,406
Floating rate notes	749	--	--	749
U.S. Treasury bill	200	--	--	200
Other government bonds	--	409	--	409
Total financial assets	$9,291	$2,275	$--	$11,566
Financial Liabilities:
SERP liabilities	$--	$6,674	$--	$6,674
Derivative financial instruments	--	145	--	145
Total financial liabilities	$--	$6,819	$--	$6,819

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	December 31, 2011
	Level 1	Level 2	Level 3	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$989	$--	$--	$989
SERP mutual funds	1,732	--	--	1,732
Preferred stocks	441	--	--	441
Trading debt securities:
Corporate bonds	1,649	2,238	--	3,887
Municipal bonds	211	2,880	--	3,091
Floating rate notes	97	233	--	330
U.S. Treasury bill	250	--	--	250
Other government bonds	--	343	--	343
Derivative financial instruments	--	307	--	307
Total financial assets	$5,369	$6,001	$--	$11,370
Financial Liabilities:
SERP liabilities	$--	$6,076	$--	$6,076
Derivative financial instruments	--	50	--	50
Total financial liabilities	$--	$6,126	$--	$6,126

4.	Investments

The Company’s trading securities consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
December 31, 2012
Trading equity securities	$3,432	$130	$11	$3,551
Trading debt securities	7,836	228	49	8,015
Total	$11,268	$358	$60	$11,566
December 31, 2011
Trading equity securities	$3,160	$81	$79	$3,162
Trading debt securities	7,761	211	71	7,901
Total	$10,921	$292	$150	$11,063

Trading equity investments noted above are valued at their estimated fair value based on their quoted market prices and trading debt securities are valued based upon a mix of observable market prices and model driven prices derived from a matrix of observable market prices for assets with similar characteristics obtained from a nationally recognized third party pricing service. Additionally, a significant portion of the trading equity securities are in equity money market and mutual funds and also comprise a portion of the Company’s liability under its SERP. See Note 12, Pension and Retirement Plans, for additional information on these investments and the SERP.

Trading debt securities are comprised mainly of marketable debt securities held by Astec Insurance. Astec Insurance has an investment strategy that focuses on providing regular and predictable interest income from a diversified portfolio of high-quality fixed income securities. At December 31, 2012 and 2011, $1,334,000 and $1,324,000, respectively, of trading debt securities were due to mature within twelve months and, accordingly, are included in other current assets.

Net unrealized gains or (losses) incurred during 2012, 2011 and 2010 on investments still held as of the end of each reporting period, amounted to $173,000, ($77,000) and $219,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Current U.S. accounting guidance provides that goodwill and indefinite-lived intangible assets be tested for impairment at least annually. The Company performs the required valuation procedures each year as of December 31 after the following year’s forecasts are submitted and reviewed. The valuations performed in 2012, 2011 and 2010 indicated no impairment of goodwill.

The changes in the carrying amount of goodwill by reporting segment during the years ended December 31, 2012 and 2011 are as follows (in thousands):

	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	Other	Total
Balance, December 31, 2010	$5,922	$6,339	$1,646	$--	$--	$13,907
Business acquisition	--	--	1,171	--	--	1,171
Foreign currency translation	--	--	(89)	--	--	(89)
Balance, December 31, 2011	5,922	6,339	2,728	--	--	14,989
Foreign currency translation	--	--	22	--	--	22
Balance, December 31, 2012	$5,922	$6,339	$2,750	$--	$--	$15,011

6.	Long-lived and Intangible Assets

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

As a result of certain aviation equipment being classified as held for sale in 2011, an impairment charge was recorded in the amount of $2,304,000 in selling, general and administrative expenses by the All Others Group to reduce the carrying value of the asset to its fair value as determined based upon the industry blue book valuations of used aircraft (level 3 in the fair value hierarchy). The $800,000 carrying value of these assets held for sale, which were sold in 2012, was included in other current assets in the Company’s December 31, 2011 consolidated balance sheet. Additional impairment charges of $394,000 were recorded in 2011 related to long-lived assets and other charges related to inventory valuation of $1,845,000 were included in cost of sales in the Underground Group due to the sale of the utility product line assets. An additional impairment charge of $26,000 was recorded in 2011 by the Asphalt Group related to long-lived assets.

Amortization expense on intangible assets was $1,855,000, $573,000 and $598,000 for 2012, 2011 and 2010, respectively. Intangible assets, which are included in other long-term assets on the accompanying consolidated balance sheets, consisted of the following at December 31, 2012 and 2011 (in thousands):

	2012			2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Dealer network and customer relationships	$7,062	$(2,527)	$4,535	$7,029	$(1,068)	$5,961
Trade names	2,609	(184)	2,425	2,609	(1)	2,608
Other	1,524	(659)	865	1,667	(446)	1,221
Total	$11,195	$(3,370)	$7,825	$11,305	$(1,515)	$9,790

Intangible asset amortization expense is expected to be $1,109,000, $998,000, $926,000, $806,000 and $715,000 in the years ending December 31, 2013, 2014, 2015, 2016 and 2017, respectively, and $3,271,000 thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31
	2012	2011
Land	$13,000	$13,052
Building and land improvements	130,105	134,513
Manufacturing and office equipment	217,047	209,939
Aviation equipment	14,852	14,830
Less accumulated depreciation	(192,165)	(184,316)
Total	$182,839	$188,018

Depreciation expense was $20,945,000, $18,551,000 and $18,022,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

8.	Leases

The Company leases certain land, buildings and equipment for use in its operations under various operating leases. Total rental expense charged to operations under operating leases was approximately $2,753,000, $2,472,000 and $2,343,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Minimum rental commitments for all noncancelable operating leases at December 31, 2012 are as follows (in thousands):

2013	$1,302
2014	739
2015	261
2016	171
2017	14
Thereafter	1
$2,488

9.	Debt

During April 2007, the Company entered into an unsecured credit agreement with Wachovia Bank, National Association (“Wachovia”) whereby Wachovia extended to the Company an unsecured line of credit of up to $100,000,000 including a sub-limit for letters of credit of up to $15,000,000. Wachovia has subsequently been acquired by Wells Fargo Bank, N.A. (“Wells Fargo”) and therefore the credit agreement was transferred to Wells Fargo. The credit facility had an original term of three years with two one-year extensions available. The Company exercised the final extension in 2010 which extended the loan maturity date to May 2012. On April 12, 2012, the Company and certain of its subsidiaries entered into a new amended and restated credit agreement with Wells Fargo whereby Wells Fargo extended to the Company an unsecured line of credit of up to $100,000,000, including a sub-limit for letters of credit of up to $25,000,000. The new amended and restated credit agreement replaced the expiring $100,000,000 credit facility between the Company and Wells Fargo. There were no outstanding revolving or term loan borrowings under the credit facilities at the time of transition or as of December 31, 2012. Letters of credit totaling $13,113,000 were outstanding under the new agreement as of December 31, 2012, resulting in additional borrowing ability of $86,887,000 on the Wells Fargo credit facility as of December 31, 2012. The new amended and restated agreement has a five-year term expiring in April 2017. Borrowings under the agreement are subject to an interest rate equal to the daily one-month LIBOR rate plus a 0.75% margin. The unused facility fee is 0.175%. Interest only payments are due monthly. The new amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income, minimum tangible net worth and maximum allowed capital expenditures. The Company was in compliance with these covenants as of December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s South African subsidiary, Osborn Engineered Products SA (Pty) Ltd (“Osborn”), has a credit facility of $8,837,000 (ZAR 75,000,000) to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of December 31, 2012, Osborn had no outstanding borrowings under the credit facility, but $3,388,000 in performance, advance payment and retention guarantees were issued under the facility. The facility is unsecured. As of December 31, 2012, Osborn had available credit under the facility of $5,449,000. The facility has an ongoing, indefinite term subject to periodic reviews by the bank. The interest rate is 0.25% below the South Africa prime rate which was 8.5% at December 31, 2012.

The Company’s Australian subsidiary, Astec Australia Pty Ltd (“Astec Australia”), has a credit facility to finance short-term working capital needs of $104,000 (AUD 100,000) as well as a bank guarantee facility of $1,350,000 (AUD 1,300,000) to cover letters of credit. Additional banking arrangements are in place to finance foreign exchange dealer limit orders of up to $3,894,000 (AUD 3,750,000), secured by cash balances in the amount of $779,000 (AUD 750,000) and a $1,600,000 letter of credit issued by the parent Company. As of December 31, 2012, no amounts were outstanding under the credit facility, but $1,209,000 of letters of credit were outstanding under the bank guarantee facility. The interest rate is the Australian adjusted Bank Business Rate plus a margin of 1.05%. The interest rate was 11.17% at December 31, 2012.

10.	Product Warranty Reserves

The Company warrants its products against manufacturing defects and performance to specified standards. The warranty period and performance standards vary by product, but generally range from three months to two years or up to a specified number of hours of operation. The Company estimates the costs that may be incurred under its warranties and records a liability at the time product sales are recorded. The warranty liability is primarily based on historical claim rates, nature of claims and the associated costs.

Changes in the Company’s product warranty liability during 2012, 2011 and 2010 are as follows (in thousands):

	2012	2011	2010
Reserve balance, beginning of year	$12,663	$9,891	$8,714
Warranty liabilities accrued	11,152	13,029	13,365
Warranty liabilities settled	(11,022)	(10,567)	(12,270)
Other	(1,741)	310	82
Reserve balance, end of year	$11,052	$12,663	$9,891

11.	Accrued Loss Reserves

The Company accrues reserves for losses related to known workers’ compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company. The undiscounted reserves are actuarially determined based on the Company’s evaluation of the type and severity of individual claims and historical information, primarily its own claim experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. Total accrued loss reserves at December 31, 2012 were $7,315,000 compared to $8,692,000 at December 31, 2011, of which $4,094,000 and $4,913,000 was included in other long-term liabilities at December 31, 2012 and 2011, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following provides information regarding benefit obligations, plan assets and the funded status of the plan (in thousands, except as noted *):

	Pension Benefits
	2012	2011
Change in benefit obligation
Benefit obligation, beginning of year	$13,699	$11,454
Interest cost	599	604
Actuarial loss	1,161	2,141
Benefits paid	(501)	(500)
Benefit obligation, end of year	14,958	13,699
Accumulated benefit obligation	$14,958	$13,699
Change in plan assets
Fair value of plan assets, beginning of year	$9,378	$9,376
Actual gain on plan assets	1,152	19
Employer contribution	755	483
Benefits paid	(501)	(500)
Fair value of plan assets, end of year	10,784	9,378
Funded status, end of year	$(4,174)	$(4,321)
Amounts recognized in the consolidated balance sheets
Noncurrent liabilities	$(4,174)	$(4,321)
Net amount recognized	$(4,174)	$(4,321)
Amounts recognized in accumulated other comprehensive income consist of
Net loss	$6,721	$6,567
Net amount recognized	$6,721	$6,567
Weighted average assumptions used to determine benefit obligations as of December 31*
Discount rate	3.82%	4.46%
Expected return on plan assets	7.00%	7.00%
Rate of compensation increase	N/A	N/A

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

All assets in the plan are invested in an exchange traded mutual fund. The allocation of assets within the mutual fund as of the measurement date (December 31) and the target asset allocation ranges by asset category are as follows:

	Actual Allocation		2012 & 2011 Target
Asset Category	2012	2011	Allocation Ranges
Equity securities	63.5%	63.5%	53 - 73%
Debt securities	32.6%	32.7%	21 - 41%
Money market funds	3.9%	3.8%	0 - 15%
Total	100.0%	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net periodic benefit cost for 2012, 2011 and 2010 included the following components (in thousands, except as noted *):

	Pension Benefits
	2012	2011	2010
Components of net periodic benefit cost
Interest cost	$599	$604	$607
Expected return on plan assets	(648)	(741)	(610)
Amortization of actuarial loss	502	257	255
Net periodic benefit cost	453	120	252
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial loss for the year	656	2,864	210
Amortization of net loss	(502)	(257)	(255)
Total recognized in other comprehensive income	154	2,607	(45)
Total recognized in net periodic benefit cost and other comprehensive income	$607	$2,727	$207
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31*
Discount rate	4.46%	5.40%	5.78%
Expected return on plan assets	7.00%	8.00%	8.00%

The Company expects to contribute $544,000 to the plan during 2013.

Amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit cost in 2013 for the amortization of a net loss is $536,000.

The following estimated future benefit payments are expected to be paid in the years indicated (in thousands):

Pension Benefits
2013	$560
2014	680
2015	700
2016	740
2017	790
2018 - 2022	4,250

The Company sponsors a 401(k) defined contribution plan to provide eligible employees with additional income upon retirement. The Company’s contributions to the plan are based on employee contributions. The Company’s contributions totaled $5,099,000, $4,515,000, and $3,866,000 in 2012, 2011 and 2010, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets of the SERP consist of the following (in thousands):

	December 31, 2012		December 31, 2011
	Cost	Market	Cost	Market
Company stock	$2,855	$3,844	$2,487	$3,354
Equity securities	2,745	2,830	2,696	2,721
Total	$5,600	$6,674	$5,183	$6,075

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

The change in the fair market value of Company stock held in the SERP results in a charge or credit to selling, general and administrative expenses in the consolidated statements of income because the acquisition cost of the Company stock in the SERP is recorded as a reduction of shareholders’ equity and is not adjusted to fair market value; however, the related liability is adjusted to the fair market value of the stock as of each period end. The Company recognized expense of $115,000 and $539,000 in 2012 and 2010, respectively, and income of $45,000 in 2011 related to the change in the fair value of the Company stock held in the SERP.

13.	Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency risk. From time to time the Company’s foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates. The fair value of the derivative financial instrument is recorded on the Company’s balance sheet and is adjusted to fair value at each measurement date. The changes in fair value are recognized in the consolidated statements of income in the current period. The Company does not engage in speculative transactions nor does it hold or issue derivative financial instruments for trading purposes. The average U.S. dollar equivalent notional amount of outstanding foreign currency exchange contracts was $8,634,000 during 2012. At December 31, 2012, the Company reported $145,000 of derivative liabilities in other accrued liabilities. The Company reported $307,000 of derivative assets in other current assets and $50,000 of derivative liabilities in other current liabilities as of December 31, 2011. The Company recognized, as a component of cost of sales, net losses on the change in fair value of derivative instruments of $594,000, $144,000 and $1,473,000 for the years ended December 31, 2012, 2011 and 2010, respectively. There were no derivatives that were designated as hedges at December 31, 2012 or 2011.

14.	Income Taxes

For financial reporting purposes, income from continuing operations before income taxes includes the following components (in thousands):

	Year Ended December 31
	2012	2011	2010
Continuing operations
United States	$46,388	$51,542	$41,516
Foreign	6,297	7,590	8,974
Income from continuing operations before income taxes	$52,685	$59,132	$50,490

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31
	2012	2011	2010
Continuing operations
Current provision:
Federal	$9,306	$16,874	$12,576
State	1,988	3,043	2,226
Foreign	1,996	1,481	2,131
Total current provision	13,290	21,398	16,933
Deferred provision (benefit):
Federal	6,145	(1,901)	(684)
State	(730)	(580)	73
Foreign	391	420	327
Total deferred provision (benefit)	5,806	(2,061)	(284)
Total provision:
Federal	15,451	14,973	11,892
State	1,258	2,463	2,299
Foreign	2,387	1,901	2,458
Income tax provision on continuing operations	19,096	19,337	16,649
Income tax provision (benefit) on discontinued operations	3,796	(56)	(518)
Total tax provision	$22,892	$19,281	$16,131

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. A reconciliation of the provision for income taxes at the statutory federal income tax rate to the amount provided is as follows (in thousands):

	Year Ended December 31
	2012	2011	2010
Continuing operations
Tax at the statutory federal income tax rate	$18,440	$20,696	$17,672
Qualified production activity deduction	(936)	(1,201)	(794)
State income tax, net of federal income tax	714	1,601	1,494
Other permanent differences	360	370	272
Research and development tax credits	(420)	(2,135)	(1,849)
Change in valuation allowance	1,035	63	222
Other items	(97)	(57)	(368)
Income tax provision on continued operations	19,096	19,337	16,649
Income tax provision (benefit) on discontinued operations	3,796	(56)	(518)
Total tax provision	$22,892	19,281	16,131

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31
	2012	2011
Deferred tax assets:
Inventory reserves	$3,696	$8,468
Warranty reserves	2,891	3,868
Bad debt reserves	677	834
State tax loss carryforwards	2,052	1,706
Accrued vacation	1,795	1,819
SERP	1,179	1,177
Deferred compensation	789	855
Restricted stock units	2,960	3,836
Other	5,123	4,905
Valuation allowances	(3,065)	(2,031)
Total deferred tax assets	18,097	25,437
Deferred tax liabilities:
Property and equipment	18,909	20,262
Amortization	1,119	1,221
Goodwill	1,768	1,878
Pension	1,184	1,102
Other	--	101
Total deferred tax liabilities	22,980	24,564
Total net deferred tax asset (liability)	$(4,883)	$873

As of December 31, 2012, the Company has state and foreign net operating loss carryforwards of $44,311,000 for tax purposes, which will be available to offset future taxable income. If not used, certain of these carryforwards will expire between 2013 and 2027. A significant portion of the valuation allowance for deferred tax assets relates to the future utilization of state and foreign net operating loss carryforwards. Future utilization of these net operating loss carryforwards is evaluated by the Company on a periodic basis and the valuation allowance is adjusted accordingly. In 2012, the valuation allowance on these carryforwards was increased by $1,040,000 due to uncertainty about whether certain entities will realize their state net operating loss carryforwards. The Company has also determined that the recovery of certain other deferred tax assets is uncertain. The valuation allowance for these deferred tax assets was decreased by $6,000.

Undistributed earnings of the Company’s Canadian subsidiary, Breaker Technology Ltd., are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to Canada. There are no undistributed earnings applicable to Breaker Technology, Ltd. as of December 31, 2012.

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by authorities for years prior to 2009. With few exceptions, the Company is no longer subject to state and local or non-U.S. income tax examinations by authorities for years prior to 2006.

The Company has a liability for unrecognized tax benefits of $771,000 and $749,000 (excluding accrued interest and penalties) as of December 31, 2012 and 2011, respectively. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized tax costs of $82,000 and $118,000 in 2012 and 2011, respectively, for interest charges related to amounts of unrecognized tax benefits. The net total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate is $864,000 and $807,000 at December 31, 2012 and 2011, respectively. The Company does not expect a significant increase or decrease to the total amount of unrecognized tax benefits within the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending unrecognized tax benefits excluding interest and penalties is as follows (in thousands):

	Year Ended December 31
	2012	2011	2010
Balance, beginning of year	$749	$488	$578
Additions for tax positions related to the current year	5	150	110
Additions for tax positions related to prior years	90	192	75
Reductions due to lapse of statutes of limitations	(73)	(81)	(103)
Decreases related to settlements with tax authorities	--	--	(172)
Balance, end of year	$771	$749	$488

The December 31, 2012 balance of unrecognized tax benefits includes no tax positions for which the ultimate deductibility is highly certain but the timing of such deductibility is uncertain. Accordingly, there is no impact to the deferred tax accounting for certain tax benefits.

15.	Contingent Matters

Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of $2,091,000 and $3,537,000 at December 31, 2012 and 2011, respectively. At December 31, 2012, the maximum potential amount of future payments for which the Company would be liable is equal to $2,091,000. These arrangements also provide that the Company will receive the lender’s full security interest in the equipment financed if the Company is required to fulfill its contingent liability under one of these arrangements. The Company has recorded a liability of $112,000 related to these guarantees at December 31, 2012.

In addition, the Company is contingently liable under letters of credit issued by Wells Fargo totaling $13,113,000 as of December 31, 2012, including a $1,600,000 letter of credit issued on behalf of Astec Australia. The outstanding letters of credit expire at various dates through October 2013. As of December 31, 2012, Osborn and Astec Australia are contingently liable for a total of $3,388,000 and $1,209,000, respectively, in performance advance payment and retention guarantees. As of December 31, 2012, the maximum potential amount of future payments under these letters of credit and guarantees for which the Company could be liable is $17,710,000.

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

Under terms of the Company’s employee stock option plans, officers and certain other employees were granted options to purchase the Company’s common stock at no less than 100% of the market price on the date the option was granted. No additional options can be granted under these plans; however the Company has reserved unissued shares of common stock for exercise of the 17,862 unexercised and outstanding options as of December 31, 2012 under these employee plans. All options granted under these plans vested prior to 2007.

In addition, a Non-employee Directors Stock Incentive Plan has been established to allow non-employee directors to have a personal financial stake in the Company through an ownership interest. Directors may elect to receive their annual retainer in cash, common stock, deferred stock or stock options. Options granted under the Non-employee Directors Stock Incentive Plan vest and become fully exercisable immediately. All stock options have a 10-year term. The shares reserved under the 1998 Non-employee Directors Stock Plan total 129,604 as of December 31, 2012 of which 104,339 shares are available for future grants of stock or deferred stock to directors. No additional options can be granted under this plan. The fair value of stock awards granted to non-employee directors totaled $231,000, $239,000 and $189,000 during 2012, 2011 and 2010, respectively.

A summary of the Company’s stock option activity and related information for the year ended December 31, 2012 follows:

	Options	Weighted Average Exercise Price	Remaining Contractual Life	Intrinsic Value
Options outstanding, beginning of year	52,183	$18.79
Options exercised	(26,468)	$19.43
Options outstanding, end of year	25,715	$18.13	1.89 Years	$394,000
Options exercisable, end of year	25,715	$18.13	1.89 Years	$394,000

The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $515,000, $870,000 and $1,525,000, respectively. Cash received from options exercised during the years ended December 31, 2012, 2011 and 2010, totaled $514,000, $812,000 and $1,431,000, respectively and is included in the accompanying consolidated statements of cash flows as a financing activity. The excess tax benefit realized from the exercise of these options totaled $174,000, $310,000 and $579,000, respectively for the years ended December 31, 2012, 2011 and 2010. No stock options were granted or vested nor was any stock option expense recorded during the three years ended December 31, 2012. As of December 31, 2012, 2011 and 2010, there were no unrecognized compensation costs related to stock options previously granted.

In August 2006, the Compensation Committee of the Board of Directors implemented a five-year plan to award key members of management restricted stock units (“RSU’s”) each year. The details of the plan were formulated under the 2006 Incentive Plan approved by the Company’s shareholders in their annual meeting held in April 2006. The plan allowed up to 700,000 shares to be granted to employees. The number of RSU’s granted each year was determined based upon the performance of individual subsidiaries and consolidated annual financial performance. Additional RSU’s were granted in 2011 based upon cumulative five-year performance. Generally, each award vests at the end of five years from the date of grant, or at the time a recipient retires after reaching age 65, if earlier. No additional RSU’s are expected to be granted under the 2006 Incentive Plan. In early 2011, a subsequent plan was formulated under the Company’s 2011 Incentive Plan which was approved by the Company’s shareholders in their annual meeting held in April 2011. This plan also allows the Company to grant up to 700,000 RSU’s to employees and operates in a similar fashion to the 2006 Incentive Plan for each of the five years ending December 31, 2015. The fair value of the RSU’s that vested during 2012 and 2011 was $2,719,000 and $406,000, respectively. No RSU’s vested during 2010. The grant date tax benefit was reduced by $67,000 upon the vesting of RSUs in 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RSU’s granted in 2007 through 2012, RSU’s expected to be granted in 2013, and RSU’s expected to be granted in 2016 for five-year cumulative performance are as follows:

Actual or Anticipated Grant Date	Performance Period	Original	Forfeitures	Vested	Net	Fair Value Per RSU
March, 2007	2006	71,100	7,979	63,121	--	$38.76
February, 2008	2007	74,800	3,205	7,005	64,590	$38.52
February, 2009	2008	69,200	2,700	6,050	60,450	$22.22
February, 2010	2009	51,000	1,000	4,000	46,000	$24.29
February, 2011	2010	65,000	1,460	5,710	57,830	$34.33
February, 2011	2006-2010	58,495	1,803	5,497	51,195	$34.33
February, 2012	2011	33,331	400	500	32,431	$39.10
February, 2013	2012	22,106	--	--	22,106	$33.36
February, 2016	2011-2016	34,986	--	--	34,986	$33.36
Total		480,018	18,547	91,883	369,588

Compensation expense of $1,054,000, $2,602,000, and $2,206,000 was recorded in the years ended December 31, 2012, 2011 and 2010, respectively, to reflect the fair value of the original RSU’s granted or anticipated to be granted less estimated forfeitures, amortized over the portion of the vesting period occurring during the period. Related income tax benefits of $387,000, $848,000 and $731,000 were recorded in 2012, 2011 and 2010, respectively. The fair value of the 57,092 RSU’s expected to be granted in February 2013 and 2016 was based upon the market value of the related stock at December 31, 2012 and will be adjusted to the fair value as of each period end until the actual grant dates. Based upon the fair value and net RSU’s shown above, it is anticipated that $3,646,000 of additional compensation costs will be recognized in future periods through 2021. The weighted average period over which this additional compensation cost will be expensed is 4.6 years. The RSU’s did not participate in the Company’s dividend paid in 2012.

Changes in restricted stock units during the year ended December 31, 2012 are as follows:

2012
Unvested restricted stock units, beginning of year	367,254
Restricted stock units granted	33,331
Restricted stock units forfeited	(9,163)
Restricted stock units vested	(78,926)
Unvested restricted stock units, end of year	312,496

The grant date fair value of the restricted stock units granted during 2012, 2011 and 2010 was $1,303,000, $4,240,000 and $1,239,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Aggregate and Mining Group - This segment consists of seven business units that design, engineer, manufacture and market a complete line of rock crushers, feeders, conveyors, screens and washing equipment. The principal purchasers of these products are open-mine and quarry operators.

Mobile Asphalt Paving Group - This segment consists of three business units that design, engineer, manufacture and market asphalt pavers, asphalt material transfer vehicles, milling machines and paver screeds. The principal purchasers of these products are highway and heavy equipment contractors and foreign and domestic governmental agencies.

Underground Group - This segment consists of two business units that design, engineer, manufacture and market a complete line of drilling rigs for the oil and gas, geothermal and water well industries, high pressure diesel pump trailers for fracking and cleaning oil and gas wells and a four-track surface miner. This segment previously included American Augers, Inc., which was sold in November 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intersegment sales and transfers are valued at prices comparable to those for unrelated parties. For management purposes, the Company does not allocate U.S. federal income taxes or corporate overhead (including interest expense) to its business units. Revenues and expenses disclosed below have been adjusted to reflect American Augers, Inc.’s results as discontinued operations for all periods presented.

Segment information for 2012 (in thousands)
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$234,562	$355,428	$158,115	$82,802	$105,366	$936,273
Intersegment revenues	30,697	25,776	16,474	1,688	168	74,803
Interest expense	49	32	3	--	255	339
Depreciation and amortization	4,729	7,381	3,262	2,934	2,629	20,935
Income taxes	811	1,582	(348)	(230)	17,281	19,096
Segment profit (loss)	21,018	34,687	10,721	(2,238)	(30,080)	34,108

Segment assets	382,418	399,832	157,675	83,744	392,675	1,416,344
Capital expenditures	4,430	9,376	3,239	7,137	1,836	26,018
Segment information for 2011 (in thousands)
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$260,404	$333,278	$187,988	$37,683	$89,288	$908,641
Intersegment revenues	24,925	25,219	18,629	5,083	--	73,856
Interest expense	14	3	5	--	168	190
Depreciation and amortization	4,268	6,932	2,788	1,566	2,451	18,005
Income taxes	1,401	1,834	1,009	(550)	15,643	19,337
Segment profit (loss)	29,310	31,493	26,485	(7,318)	(38,229)	41,741

Segment assets	370,137	359,931	155,676	134,376	408,903	1,429,023
Capital expenditures	9,172	8,138	6,678	945	11,197	36,130
Segment information for 2010 (in thousands)
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$226,419	$256,400	$166,436	$25,854	$61,975	$737,084
Intersegment revenues	14,391	24,294	13,471	3,211	--	55,367
Interest expense	84	52	66	--	137	339
Depreciation and amortization	4,176	6,714	2,806	1,492	2,256	17,444
Income taxes	1,489	2,436	993	(481)	12,212	16,649
Segment profit (loss)	28,672	16,578	23,234	(6,382)	(27,579)	34,523

Segment assets	342,813	335,008	137,744	96,577	367,474	1,279,616
Capital expenditures	2,399	4,271	3,951	345	370	11,336

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The totals of segment information for all reportable segments reconciles to consolidated totals as follows (in thousands):

	2012	2011	2010
Sales
Total external sales for reportable segments	$830,907	$819,353	$675,109
Intersegment sales for reportable segments	74,635	73,856	55,367
Other sales	105,366	89,288	61,975
Elimination of intersegment sales	(74,635)	(73,856)	(55,367)
Total consolidated sales	$936,273	$908,641	$737,084
Net income attributable to controlling interest
Total profit for reportable segments	$64,188	$79,970	$62,102
Other losses	(30,080)	(38,229)	(27,579)
Net income attributable to non-controlling interest	(161)	(102)	(142)
Elimination of intersegment profit	(519)	(1,946)	(682)
Income (loss) from discontinued operations, net of tax	3,401	225	(1,269)
Gain on disposal of discontinued operations, net of tax	3,378	--	--
Total consolidated net income attributable to controlling interest	$40,207	$39,918	$32,430
Assets
Total assets for reportable segments	$1,023,669	$1,020,120	$912,142
Other assets	392,675	408,903	367,474
Elimination of intercompany profit in inventory	(4,410)	(3,890)	(1,944)
Elimination of intercompany receivables	(469,254)	(461,721)	(435,980)
Elimination of investment in subsidiaries	(186,556)	(160,988)	(119,562)
Other eliminations	(31,559)	(85,541)	(72,491)
Total consolidated assets	$724,565	$716,883	$649,639
Interest expense
Total interest expense for reportable segments	$84	$22	$202
Other interest expense	255	168	137
Total consolidated interest expense	$339	$190	$339
Depreciation and amortization
Total depreciation and amortization for reportable segments	$18,306	$15,554	$15,188
Other depreciation and amortization	2,629	2,451	2,256
Depreciation from discontinued operations	2,113	1,254	1,284
Total consolidated depreciation and amortization	$23,048	$19,259	$18,728
Capital expenditures
Total capital expenditures for reportable segments	$24,182	$24,933	$10,966
Other capital expenditures	1,836	11,197	370
Total consolidated capital expenditures	$26,018	$36,130	$11,336

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales into major geographic regions were as follows (in thousands):

	2012	2011	2010
United States	$572,522	$543,527	$462,167
Canada	79,554	82,853	78,165
Australia and Oceania	62,683	48,890	24,561
Africa	60,811	65,472	60,396
South America (excluding Brazil)	38,049	57,616	35,701
Mexico	23,084	9,885	13,801
Other European Countries	20,249	23,653	15,238
Brazil	15,675	11,602	4,763
Russia	14,641	8,494	4,513
Post-Soviet States (excluding Russia)	11,533	12,526	1,973
Other Asian Countries	8,315	7,200	2,385
Central America (excluding Mexico)	6,843	4,156	1,140
Middle East	6,705	18,215	24,151
China	6,687	2,923	414
India	4,648	4,476	1,318
West Indies	2,765	5,461	5,693
Japan and Korea	1,509	1,672	702
Other	--	20	3
Total foreign	363,751	365,114	274,917
Total consolidated sales	$936,273	$908,641	$737,084

Long-lived assets by major geographic region are as follows (in thousands):

	December 31
	2012	2011
United States	$157,344	$165,573
Germany	1,538	1,477
Australia	9,630	9,520
South Africa	8,973	7,923
Brazil	1,234	--
Canada	4,120	3,525
Total foreign	25,495	22,445
Total	$182,839	$188,018

18.	Accumulated Other Comprehensive Income

The balance of related after-tax components comprising accumulated other comprehensive income is summarized below (in thousands):

	December 31
	2012	2011
Foreign currency translation adjustment	$4,679	$4,851
Unrecognized pension and post-retirement benefit cost, net of tax of $2,471 and $2,482, respectively	(4,177)	(4,010)
Accumulated other comprehensive income	$502	$841

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	Other Income (Expense) - Net

Other income (expense), net from continuing operations consists of the following (in thousands):

	Year Ended December 31
	2012	2011	2010
Investment income	$116	$27	$162
Licensing fees	1,211	449	230
Other	456	606	240
Total	$1,783	$1,082	$632

20.	Business Combinations

On August 10, 2011, the Company purchased substantially all of the assets of Protec Technology and Machinery GmbH (“Protec”), a German corporation; Construction Machinery GmbH (“Construction Machinery”), a German corporation; and Protec Technology Ltd. (“Protec, Ltd.”), a Hong Kong corporation, for $3,000,000. The Company formed a new subsidiary, Astec Mobile Machinery GmbH, located in Hameln, Germany, to operate the acquired businesses. The new Company designs, manufactures and markets asphalt rollers, screeds and a road widener attachment and distributes products produced by other Company subsidiaries, primarily Roadtec, Inc.

On October 1, 2011, the Company acquired the GEFCO division of Blue Tee Corp. for $30,407,000. The Company formed a new subsidiary, GEFCO, Inc., to operate the acquired business. This purchase resulted in the recognition of $3,877,000 of amortizable intangible assets which consist of trade names (15 year useful life) and customer relationships (8 year useful life). The effective date of the purchase was October 1, 2011, and the results of GEFCO Inc.’s operations have been included in the Company’s consolidated financial statements since that date. During January 2012, the purchase price allocation was finalized and funds previously held in escrow were distributed.

GEFCO (formerly known as George E. Failing Company) was established in 1931 and was a leading manufacturer of portable drilling rigs and related equipment for the water well, environmental, groundwater monitoring, construction, mining and shallow oil & gas exploration and production industries. GEFCO, Inc. will continue to manufacture Failing, SpeedStar and King Oil Tools equipment from its Enid, Oklahoma facilities.

The revenue and pre-tax income of Protec, Protec, Ltd., Construction Machinery and GEFCO were not significant in relation to the Company’s 2011 financial statements and would not have been significant on a pro forma basis to any earlier periods.

During the second quarter of 2012, the Company funded the first $5,000,000 of an expected $12,000,000 investment in Astec Agregados E Mineracao Do Brasil LTDA (“Astec Brazil”) located in Vespasiano, Minas Gerais, Brazil, a consolidated subsidiary of the Company. When fully funded by both the Company and a minority Brazil based shareholder, the Company anticipates a 75% ownership in Astec Brazil. To date, Astec Brazil has had only limited revenues and start-up related expenditures, but plans to construct a manufacturing facility in Brazil during 2013 with an expected cost of approximately $20,000,000. Astec Brazil plans to fund the acquisition costs of the plant and equipment with borrowings from a local Brazilian bank. The Company expects to increase its international market penetration in Brazil and Latin American countries with the aggregate and mining segment’s product lines to be produced in this facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	Discontinued Operations

In October 2012, the Company entered into an agreement to sell its American Augers, Inc. (“Augers”) subsidiary, as well as certain assets related to the Trencor large trencher product line of Astec Underground, Inc., to The Charles Machine Works, Inc. of Perry, Oklahoma. Augers and the Trencor large trencher product line were part of the Company’s Underground Group. The sale of Augers included substantially all the assets and liabilities of Augers and was completed on November 30, 2012 for $42,940,000, net of cash included in the sale and subject to closing adjustments. The Company retained the Augers vertical oil and gas drill rig product line and will relocate it to the GEFCO, Inc. subsidiary located in Enid, Oklahoma. The sale of the Trencor product line was immaterial to the transaction and is included in the Company’s consolidated financial statements in continuing operations. This divestiture, as well as the sale of the small utility trencher and drill line of products to Toro earlier in 2012, is part of the Company’s strategy to exit the cyclical underground sector.

The Company has calculated the post-closing adjustments to the sale price and has recorded the resulting $288,000 purchase price difference in other accrued liabilities in the December 31, 2012 consolidated balance sheet. The post closing adjustment is subject to review and potential negotiation with the seller.

The results of operations and the gain on the sale of Augers are presented as discontinued operations for all periods presented. Summarized financial information for Augers is below (in thousands):

	Year Ended December 31
	2012	2011	2010
Revenues	$53,619	$47,088	$34,251
Discontinued operations
Operating income (loss) before tax	$5,218	$169	$(1,787)
Income tax provision (benefit)	1,817	(56)	(518)
Income (loss) from operations	3,401	225	(1,269)

Gain on sale of subsidiary
Gain on sale of subsidiary before tax	5,357	--	--
Income tax provision	1,979	--	--
Gain on sale of subsidiary	3,378	--	--
Income (loss) from discontinued operations	$6,779	$225	$(1,269)

The carrying amounts of the major classes of assets and liabilities disposed on November 30, 2012 were as follows (in thousands):

2012
Assets
Cash	$636
Receivables	5,334
Inventories	26,568
Prepaid and other assets	430
Property and equipment, net	13,500
Other assets	465
Total assets	46,933
Liabilities:
Accounts payable	2,518
Other liabilities	6,484
Total liabilities	9,002
Net assets disposed	$37,931

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
Performance Graph for Astec Industries, Inc.

160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00

| | 2007 | 2008 | 2009 | 2010 | 2011 | 2012 |
|---|---|---|---|---|---|---|
| Astec Industries Inc | 100.00 | 84.25 | 72.44 | 87.14 | 86.59 | 92.79 |
| NYSE/AMEX/NASDAQ Market (US Companies) | 100.00 | 63.28 | 81.68 | 96.28 | 97.18 | 112.95 |
| NYSE/AMEX/NASDAQ Stocks (SIC 3530-3537 US Comp) Construction, Mining, and Materials Handling Machinery and Equipment | 100.00 | 44.80 | 68.71 | 106.71 | 101.83 | 105.68 |

Notes:
A.	Data complete through last fiscal year.
B.	Corporate Performance Graph with peer group uses peer group only performance(excludes only company).
C.	Peer group indices use beginning of period market capitalization weighting.
D.	Calculated (or Derived) based from CRSP NYSE/AMEX/NASDAQ Stock Market (US Companies) Center for Research in Security Prices (CRSP®), Graduate School of Business, The University of Chicago.
E.	The graph assumes $100 invested at the closing price of the Company’s common stock onDecember 31, 2007 and assumes that all dividends were invested on the date paid.

2012 Board of Directors

J. Don Brock, PhD	COMMITTEES
Chairman of the Board and Chief Executive Officer of Astec Industries, Inc.
Executive Committee:
J. Don Brock, PhD
W. Norman Smith	Daniel K. Frierson
President and Chief Operating Officer of Astec Industries, Inc.	W. Norman Smith

James B. Baker
Managing Partner of River Associates Investments, LLC	Nominating and Corporate Governance Committee:
William G. Dorey
Phillip E. Casey	Daniel K. Frierson
Former Chairman of the Board of Directors of Gerdau Ameristeel Corporation	William B. Sansom
Glen E. Tellock

William G. Dorey
Former CEO and President of Granite Construction Incorporated	Audit Committee:
James B. Baker
Phillip E. Casey
Daniel K. Frierson	William D. Gehl
Chairman of the Board and Chief Executive Officer of The Dixie Group, Inc.	William B. Sansom
Glen E. Tellock

William D. Gehl
Former Chairman of the Board and Chief Executive Officer of Gehl Company	Compensation Committee:
James B. Baker
Phillip E. Casey
William B. Sansom	William G. Dorey
Chairman and Chief Executive Officer of The H.T. Hackney Co.	William D. Gehl

Glen E. Tellock
Chairman, President and Chief Executive Officer of The Manitowoc Company, Inc.

CORPORATE EXECUTIVE OFFICERS

J. Don Brock, PhD	Robin A. Leffew	Benjamin G. Brock
Chairman of the Board and CEO	Corporate Controller	Group Vice President
Asphalt Group

W. Norman Smith	Thomas R. Campbell	Richard J. Dorris
President and Chief Operating	Group Vice President	Group Vice President
Officer	Mobile Asphalt Paving	Energy Group
and Underground Groups

David C. Silvious, CPA
Vice President,	Richard A. Patek
CFO and Treasurer	Group Vice President
Aggregate and Mining Group

Stephen C. Anderson
V.P. of Administration,	Joseph P. Vig
Corporate Secretary and	Group Vice President
Director of Investor Relations	AggReCon Group

SUBSIDIARY OFFICERS

Michael A. Bremmer	Chris E. Colwell	Matthew B. Haven
President	President	President
CEI Enterprises, Inc.	Carlson Paving Products, Inc.	Telsmith, Inc.

Benjamin G. Brock	Larry R. Cumming	Tom Kruger
President	President	Managing Director
Astec, Inc.	Peterson Pacific Corp.	Osborn Engineered Products
SA (Pty) Ltd
Thomas R. Campbell	Richard J. Dorris
Managing Director	President	Jeffrey L. Richmond
Astec Mobile Machinery GmbH	Heatec, Inc.	President
and		Roadtec, Inc.
President	Jeffery J. Elliott
Astec Underground, Inc.	President	David H. Smale
	Johnson Crushers International, Inc.	General Manager
Frank D. Cargould		Astec Australia Pty Ltd
President	Timothy D. Gonigam
Breaker Technology Ltd.	President	Joseph P. Vig
Breaker Technology, Inc.	Astec Mobile Screens, Inc.	President
Kolberg-Pioneer, Inc.
D. Aaron Harmon
President
GEFCO, Inc.
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
The Annual Meeting will be held on April 25, 2013 at 10:00 A.M., EST in the Training Center at Astec, Inc. located at 4101 Jerome Avenue, Chattanooga, TN 37407.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Astec Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ASTEC INDUSTRIES, INC. (Registrant)

BY: /s/ J. Don Brock
J. Don Brock, Chairman of
the Board and Chief Executive Officer

Date: March 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ J. Don Brock J. Don Brock	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 1, 2013

/s/ David C. Silvious David C. Silvious	Chief Financial Officer, Vice President and Treasurer (Principal Financial and Accounting Officer)	March 1, 2013

/s/ W. Norman Smith	Director	February 28, 2013
W. Norman Smith

/s/ William B. Sansom	Director	February 28, 2013
William B. Sansom

/s/ Phillip E. Casey	Director	February 28, 2013
Phillip E. Casey

/s/ Glen E. Tellock	Director	February 28, 2013
Glen E. Tellock

/s/ William D. Gehl	Director	February 28, 2013
William D. Gehl

/s/ Daniel K. Frierson	Director	February 28, 2013
Daniel K. Frierson

/s/ William G. Dorey	Director	February 28, 2013
William G. Dorey

/s/ James B. Baker	Director	February 28, 2013
James B. Baker

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

EXHIBITS FILED WITH ANNUAL REPORT
ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

ASTEC INDUSTRIES, INC.
1725 Shepherd Road
Chattanooga, Tennessee 37421

ASTEC INDUSTRIES, INC.
FORM 10-K
INDEX TO EXHIBITS

Exhibit Number	Description
Exhibit 10.19	Stock Purchase Agreement, dated as of October 31, 2012, among Astec Industries, Inc., American Augers, Inc. and The Charles Machine Works, Inc.

Exhibit 10.20	Asset Purchase Agreement, dated as of October 31, 2012, among Astec Industries, Inc. and The Charles Machine Works, Inc.

Exhibit 21	Subsidiaries of the Registrant.

Exhibit 23	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase