Form 10-Q
period 2013-03-31
ASTEC INDUSTRIES INC
filed 2013-05-10
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
OR
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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at April 26, 2013
Common Stock, par value $0.20	22,851,658

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

Astec Industries, Inc. Condensed Consolidated Balance Sheets (in thousands) (unaudited)
	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$73,175	$80,929
Trade receivables, net	99,774	85,595
Other receivables	4,825	3,453
Inventories	322,007	308,622
Prepaid expenses and other	16,840	11,282
Deferred income tax assets	9,893	9,985
Total current assets	526,514	499,866
Property and equipment, net	186,192	182,839
Investments	10,156	10,232
Goodwill	14,978	15,011
Other long-term assets	15,756	16,617
Total assets	$753,596	$724,565
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$50,781	$46,210
Accrued product warranty	11,254	11,052
Customer deposits	54,478	44,224
Accrued payroll and related liabilities	15,193	16,590
Accrued loss reserves	3,679	3,221
Other current liabilities	25,530	23,072
Total current liabilities	160,915	144,369
Deferred income tax liabilities	14,147	14,868
Other long-term liabilities	17,852	17,330
Total liabilities	192,914	176,567
Shareholders’ equity	557,410	546,354
Non-controlling interest	3,272	1,644
Total equity	560,682	547,998
Total liabilities and equity	$753,596	$724,565

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Income (in thousands, except per share data) (unaudited)

	Three Months Ended March 31,
	2013	2012
Net sales	$247,833	$251,967
Cost of sales	189,266	193,371
Gross profit	58,567	58,596
Selling, general, administrative and engineering expenses	40,367	40,143
Income from operations	18,200	18,453
Interest expense	70	47
Other income, net of expenses	752	849
Income from continuing operations before income taxes	18,882	19,255
Income taxes on continuing operations	5,631	7,231
Net income from continuing operations	13,251	12,024
Income from discontinued operations, net of tax	-	234
Net income	13,251	12,258
Net income attributable to non-controlling interest	80	13
Net income attributable to controlling interest	$13,171	$12,245

Earnings per common share
Net income attributable to controlling interest from continuing operations:
Basic	$0.58	$0.53
Diluted	$0.57	$0.52
Income from discontinued operations, net of tax:
Basic	$-	$0.01
Diluted	$-	$0.01
Net income attributable to controlling interest:
Basic	$0.58	$0.54
Diluted	$0.57	$0.53
Weighted average number of common shares outstanding:
Basic	22,723	22,643
Diluted	23,080	23,054

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Comprehensive Income (in thousands) (unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$13,251	$12,258
Other comprehensive income:
Change in unrecognized pension and post-retirement benefit costs, net of tax of $(70) and $(25)	(53)	(25)
Foreign currency translation adjustments, net of tax of $(310) and $412	(1,859)	1,700
Other comprehensive income (loss)	(1,912)	1,675
Comprehensive income (loss) attributable to non-controlling interest	(45)	43
Comprehensive income attributable to controlling interest	$11,384	$13,890

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$13,251	$12,258
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	5,428	5,901
Provision for doubtful accounts	388	8
Provision for warranties	2,760	2,742
Deferred compensation benefit	186	446
Sale of trading securities, net	109	128
Stock-based compensation	435	61
Tax expense (benefit) from stock incentive plans	76	(173)
Deferred income tax provision (benefit)	(249)	2,895
Gain on disposition of fixed assets	(65)	(141)
(Increase) decrease in:
Trade and other receivables	(15,788)	(11,351)
Inventories	(13,385)	(18,239)
Prepaid expenses	(5,784)	2,550
Other assets	(1,070)	(764)
Increase (decrease) in:
Accounts payable	4,571	967
Accrued product warranty	(2,482)	(3,210)
Customer deposits	10,255	(4,723)
Prepaid and income taxes payable	5,638	2,499
Other current liabilities	(3,488)	(3,368)
Net cash provided (used) by operating activities	786	(11,514)
Cash flows from investing activities:
Expenditures for property and equipment	(9,339)	(5,369)
Proceeds from sale of property and equipment	77	463
Net cash used by investing activities	(9,262)	(4,906)
Cash flows from financing activities:
Tax (expense) benefit from stock option exercise	(76)	173
Supplemental Executive Retirement Plan transactions, net	60	(58)
Withholding tax paid upon vesting of restricted stock units	(783)	(686)
Proceeds from exercise of stock options	36	493
Sale of subsidiaries shares to minority shareholders	1,673	-
Net cash provided (used) by financing activities	910	(78)
Effect of exchange rates on cash	(188)	635
Net decrease in cash and cash equivalents	(7,754)	(15,863)
Cash and cash equivalents, beginning of period	80,929	57,505
Cash and cash equivalents, end of period	$73,175	$41,642

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc.
Condensed Consolidated Statement of Equity
For the Three Months Ended March 31, 2013
(in thousands)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accum- ulated Other Compre- hensive Income (Loss)	Company Shares Held by SERP	Retained Earnings	Non- controlling Interest	Total Equity
Balance, December 31, 2012	22,799	$4,560	$133,809	$502	$(2,855)	$410,338	$1,644	$547,998
Net income	-	-	-	-	-	13,171	80	13,251
Other comprehensive income	-	-	-	(1,787)	-	-	(125)	(1,912)
Change in ownership percentage of subsidiaries	-	-	-	-	-	-	1,673	1,673
Stock-based compensation	1	-	435	-	-	-	-	435
Stock issued under incentive plans	51	10	(50)	-	-	-	-	(40)
Withholding tax paid upon vesting of RSUs	-	-	(783)	-	-	-	-	(783)
SERP transactions, net	-	-	11	-	49	-	-	60
Balance, March 31, 2013	22,851	$4,570	$133,422	$(1,285)	$(2,806)	$423,509	$3,272	$560,682

See Notes to Unaudited Condensed Consolidated Financial Statements

ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Astec Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2012.

The condensed consolidated balance sheet as of December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Recent Accounting Pronouncements
In December 2011, the FASB issued Accounting Standards Update No. 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities” which describes when it is appropriate to offset financial assets and liabilities on the balance sheet. Companies will now have to disclose both gross and net information about instruments eligible for offset in the statement of financial position, instruments and transactions subject to an agreement similar to a master netting arrangement, and the collateral received in a master netting arrangement. The new disclosure will enable users of financial statements to understand significant quantitative differences in balance sheets prepared under US GAAP and IFRS related to the offsetting of financial instruments. The update is effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company adopted this standard as of January 1, 2013.  Adopting this update did not have a significant impact on the Company’s financial position or results of operations.

Note 2.  Earnings per Share
Basic earnings per share are determined by dividing earnings by the weighted average number of common shares outstanding during each period.  Diluted earnings per share include the potential dilutive effects of options, restricted stock units and shares held in the Company’s Supplemental Executive Retirement Plan.

The following table sets forth the computation of net income attributable to controlling interest from continuing operations and the number of basic and diluted shares used in the computation of earnings per share:

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income from continuing operations	$13,251	$12,024
Net income attributable to non-controlling interests	80	13
Net income attributable to controlling interest from continuing operations	$13,171	$12,011
Denominator:
Denominator for basic earnings per share	22,723	22,643
Effect of dilutive securities:
Employee stock options and restricted stock units	243	305
Supplemental Executive Retirement Plan	114	106
Denominator for diluted earnings per share	23,080	23,054

A total of 323 options were antidilutive for each of the three-month periods ended March 31, 2013 and 2012.  Antidilutive options are not included in the diluted earnings per share computation.

Note 3.  Receivables
Receivables are net of allowances for doubtful accounts of $2,394,000 and $2,143,000 as of March 31, 2013 and December 31, 2012, respectively.

Note 4.  Inventories
Inventories consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Raw materials and parts	$137,384	$129,676
Work-in-process	78,508	76,052
Finished goods	83,937	81,000
Used equipment	22,178	21,894
Total	$322,007	$308,622

Note 5.  Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation of $196,365,000 and $192,165,000 as of March 31, 2013 and December 31, 2012, respectively.

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

As indicated in the tables below (which excludes the Company’s pension assets), the Company has determined that all its financial assets and liabilities as of March 31, 2013 and December 31, 2012 are level 1 and level 2 in the fair value hierarchy as defined above (in thousands):

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$996	$-	$-	$996
SERP mutual funds	1,803	-	-	1,803
Preferred stocks	736	-	-	736
Trading debt securities:
Corporate bonds	3,928	911	-	4,839
Municipal bonds	1,271	761	-	2,032
Floating rate notes	574	-	-	574
U.S. Treasury bill	200	-	-	200
Other	51	394	-	445
Derivative financial instruments	-	230	-	230
Total financial assets	$9,559	$2,296	$-	$11,855

Financial Liabilities:
SERP liabilities	$-	$6,769	$-	$6,769
Derivative financial instruments	-	37	-	37
Total financial liabilities	$-	$6,806	$-	$6,806

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$996	$-	$-	$996
SERP mutual funds	1,835	-	-	1,835
Preferred stocks	720	-	-	720
Trading debt securities:
Corporate bonds	3,342	909	-	4,251
Municipal bonds	1,449	957	-	2,406
Floating rate notes	749	-	-	749
U.S. Treasury bill	200	-	-	200
Other	-	409	-	409
Total financial assets	$9,291	$2,275	$-	$11,566

Financial Liabilities:
SERP liabilities	$-	$6,674	$-	$6,674
Derivative financial instruments	-	145	-	145
Total financial liabilities	$-	$6,819	$-	$6,819

The Company reevaluates the volume of trading activity for each of its investments at the end of each quarter and adjusts the level within the fair value hierarchy as needed.  No transfers between levels occurred between December 31, 2012 and March 31, 2013.

The Company’s investments (other than pension assets) consist of the following (in thousands):
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
March 31, 2013:
Trading equity securities	$3,281	$254	$-	$3,535
Trading debt securities	7,948	142	-	8,090
	$11,229	$396	$-	$11,625

December 31, 2012:
Trading equity securities	$3,432	$130	$11	$3,551
Trading debt securities	7,836	228	49	8,015
	$11,268	$358	$60	$11,566

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

Trading debt securities are comprised of marketable debt securities held by Astec Insurance. Astec Insurance has an investment strategy that focuses on providing regular and predictable interest income from a diversified portfolio of high-quality fixed income securities. As of March 31, 2013 and December 31, 2012, $1,469,000 and $1,334,000, respectively, of trading debt securities were due to mature within twelve months and, accordingly, are included in other current assets.  The financial liabilities related to the SERP shown above are included in other long-term liabilities in the accompanying balance sheets.

Net unrealized gains or losses incurred during the three-month periods ended March 31, 2013 and 2012 on investments still held as of the end of each reporting period amounted to gains of $134,000 and $65,000, respectively.

Note 7.  Debt
On April 12, 2012, the Company and certain of its subsidiaries entered into a new amended and restated credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), whereby Wells Fargo extended to the Company an unsecured line of credit of up to $100,000,000, including a sub-limit for letters of credit of up to $25,000,000.  The new amended and restated credit agreement replaced an expiring $100,000,000 credit facility between the Company and Wells Fargo.  There were no outstanding revolving or term loan borrowings under the credit facilities at the time of transition or as of March 31, 2013.  Letters of credit totaling $10,295,000 were outstanding under the new agreement as of March 31, 2013, resulting in additional borrowing ability of $89,705,000 on the Wells Fargo credit facility as of March 31, 2013.  The new amended and restated agreement has a five-year term expiring in April 2017.  Borrowings under the agreement are subject to an interest rate equal to the daily one month LIBOR rate plus a 0.75% margin.  The unused facility fee is 0.175%.  Interest only payments are due monthly.  The new amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income, minimum tangible net worth and maximum allowed capital expenditures.  The Company was in compliance with these covenants as of March 31, 2013.

The Company’s South African subsidiary, Osborn Engineered Products SA (Pty) Ltd (“Osborn”), has a credit facility of $8,124,000 (ZAR 75,000,000) to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of March 31, 2013, Osborn had $918,000 of borrowings, which are included in other current liabilities in the balance sheet, and $1,903,000 in performance, advance payment and retention guarantees outstanding under the facility. The facility is unsecured and no unused facility fees are charged.  As of March 31, 2013, Osborn had available credit under the facility of $5,303,000. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 8.25% as of March 31, 2013.

The Company’s Australian subsidiary, Astec Australia Pty Ltd (“Astec Australia”), has a credit facility to finance short-term working capital needs of $104,000 (AUD 100,000) and a bank guarantee facility of $1,355,000 (AUD 1,300,000) to facilitate contractual commitments and banking arrangements to finance foreign exchange dealer limit orders of up to $3,910,000 (AUD 3,750,000), secured by cash balances in the amount of $782,000 (AUD 750,000) and a $1,600,000 letter of credit issued by the parent Company.  No amounts were outstanding under the credit facility as of March 31, 2013; however, performance guarantees in the amount of $1,212,000 were outstanding under the bank guarantee facility as of March 31, 2013.  The interest rate is the Australian adjusted Bank Business Rate plus a margin of 1.05%. The interest rate was 11.17% as of March 31, 2013.

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

Changes in the Company’s product warranty liability for the three-month periods ended March 31, 2013 and 2012 are as follows (in thousands):
	Three Months Ended March 31,
	2013	2012
Reserve balance, beginning of the period	$11,052	$12,663
Warranty liabilities accrued	2,760	2,742
Warranty liabilities settled	(2,482)	(3,210)
Other	(76)	63
Reserve balance, end of the period	$11,254	$12,258

Note 9.  Accrued Loss Reserves
The Company accrues reserves for losses related to known workers’ compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company.  The undiscounted reserves are actuarially determined based on the Company’s evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events.  Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future.  Total accrued loss reserves were $7,678,000 as of March 31, 2013 compared to $7,315,000 as of December 31, 2012, of which $3,999,000 and $4,094,000 were included in other long-term liabilities as of March 31, 2013 and December 31, 2012, respectively.

Note 10.  Income Taxes
The Company’s combined effective income tax rate on continuing operations was 29.8% and 37.6% for the three-month periods ended March 31, 2013 and 2012, respectively.  The Company’s effective tax rates for the three-month periods ended March 31, 2013 and 2012 include the effect of state income taxes and other discrete items.  The tax rate for the three-month period March 31, 2013 also includes a benefit for research and development tax credits on eligible expenses incurred from January 1, 2012 through March 31, 2013 as legislation enacting the research and development credit for 2012 and 2013 was not approved by Congress until January 2013.  The Company’s effective tax rate for the three-month period ended March 31, 2012 did not include a benefit for research and development tax credits.

The Company’s liability recorded for uncertain tax positions as of March 31, 2013 has not changed significantly in amount or composition since December 31, 2012.

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

Aggregate and Mining Group - This segment consists of seven business units that design, engineer, manufacture and market a complete line of rock crushers, feeders, conveyors, screens and washing equipment. The principal purchasers of these products are open-mine and quarry operators.

Mobile Asphalt Paving Group - This segment consists of three business units that design, engineer, manufacture and market asphalt pavers, asphalt material transfer vehicles, milling machines and paver screeds. The principal purchasers of these products are highway and heavy equipment contractors and foreign and domestic governmental agencies.

Underground Group - This segment currently consists of two business units that design, engineer, manufacture and market a complete line of drilling rigs for the oil and gas, geothermal and water well industries, high pressure diesel pump trailers for fracking and cleaning oil and gas wells and a four-track surface miner. This segment previously included American Augers, Inc., which was sold in November 2012.

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

Segment Information:

	(in thousands)
	Three Months Ended
	March 31, 2013
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$71,549	$90,762	$47,290	$14,706	$23,526	$247,833
Intersegment sales	5,174	8,255	6,446	55	-	19,930
Gross profit	20,154	23,040	10,559	275	4,539	58,567
Gross profit percent	28.2%	25.4%	22.3%	1.9%	19.3%	23.6%
Segment profit (loss)	$11,141	$9,057	$4,221	$(2,381)	$(8,172)	$13,866

	(in thousands)
	Three Months Ended
	March 31, 2012
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$68,671	$91,304	$41,993	$22,059	$27,940	$251,967
Intersegment sales	7,910	6,996	3,218	541	-	18,665
Gross profit	16,396	23,737	10,604	3,084	4,775	58,596
Gross profit percent	23.9%	26.0%	25.3%	14.0%	17.1%	23.3%
Segment profit (loss)	$7,391	$9,571	$3,921	$(173)	$(9,213)	$11,497

A reconciliation of total segment profits to the Company’s consolidated totals is as follows (in thousands):
	Three Months Ended March 31,
	2013	2012
Total segment profits	$13,866	$11,497
Recapture (elimination) of intersegment profit	(615)	527
Net income from continuing operations	13,251	12,024
Income from discontinued operations, net of tax	-	234
Net income attributable to non-controlling interest in subsidiaries	80	13
Net income attributable to controlling interest	$13,171	$12,245

Note 12.  Contingent Matters
Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of $2,049,000 and $2,091,000 as of March 31, 2013 and December 31, 2012, respectively.  The maximum potential amount of future payments for which the Company would be liable was equal to $2,049,000 as of March 31, 2013.  These arrangements also provide that the Company will receive the lender’s full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements.  The Company has recorded a liability of $210,000 related to these guarantees as of March 31, 2013.

In addition, the Company is contingently liable under letters of credit issued by Wells Fargo totaling $10,295,000 as of March 31, 2013, including a $1,600,000 letter of credit issued on behalf of Astec Australia, one of the Company’s foreign subsidiaries.  The outstanding letters of credit expire at various dates through November 2017.  As of March 31, 2013, Osborn is contingently liable for a total of $1,903,000 in performance letters of credit, advance payments and retention guarantees.  As of March 31, 2013, Astec Australia is contingently liable for a total of $1,212,000 in performance bank guarantees.  The maximum potential amount of future payments under these letters of credit and guarantees for which the Company could be liable is $13,410,000 as of March 31, 2013.

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

Note 13.  Shareholders’ Equity
Under terms of the Company’s stock option plans, officers and certain other employees were granted options to purchase the Company’s common stock at no less than 100% of the market price on the date the option was granted.  No additional options can be granted under these plans; however, the Company has reserved unissued shares of common stock for the exercise of the 17,862 unexercised and outstanding options as of March 31, 2013 under these employee plans.  All options granted under these plans vested prior to 2007.

In addition, the Company’s Non-employee Directors Stock Incentive Plan allows non-employee directors to have a personal financial stake in the Company through an ownership interest.  Directors may elect to receive their compensation in cash, common stock, deferred stock or stock options.  Options granted under the Non-employee Directors Stock Incentive Plan vest and become fully exercisable immediately.  All stock options have a 10-year term.  The shares reserved under the 1998 Non-Employee Directors Stock Incentive Plan total 124,081 as of March 31, 2013, of which 102,715 shares are available for future grants of stock or deferred stock to directors.  No additional options can be granted under this plan.  The fair value of stock awards granted to non-employee directors totaled $58,000 for each of the three-month periods ended March 31, 2013 and 2012.

In 2006, the Company adopted a five-year plan to award key members of management restricted stock units (“RSUs”) each year under the Company’s 2006 Incentive Plan.  The plan allowed the Company to grant up to 700,000 RSUs to employees based upon the annual performance of individual subsidiaries and the Company as a whole during each of the five years ended December 31, 2010.  Additional RSUs were granted in 2011 based upon cumulative five-year performance.  Generally, each award will vest at the end of five years from its date of grant, or at the time a recipient retires after reaching age 65, if earlier.  In early 2011, a subsequent plan was formulated under the Company’s 2011 Incentive Plan, which was approved by the Company’s shareholders in their annual meeting held in April 2011.  This plan also allows the Company to grant up to 700,000 RSUs to employees and will operate in a similar fashion to the 2006 Incentive Plan for each of the five years ending December 31, 2015.  Compensation expense of $377,000 and $68,000 has been recorded in the three-month periods ended March 31, 2013 and 2012, respectively, to reflect the fair value of the total shares granted or expected to be granted under both plans, amortized over the portion of the vesting period occurring during the periods.  A total of 68,629 and 62,307 RSUs vested during the three-month periods ended March 31, 2013 and 2012, respectively.  The Company withheld 22,330 and 19,146 shares due to statutory payroll tax withholding requirements upon the vesting of the RSUs in the first quarter of 2013 and 2012, respectively, and used Company funds to remit the related required minimum withholding taxes to the various tax authorities.  The vesting date fair value of the RSUs that vested in the first quarter of 2013 and 2012, respectively, was $2,405,000 and $2,233,000.

Note 14.  Seasonality
Based upon historical results of the past several years, 24% to 28% of the Company’s annual revenues typically occur during the first three months of the year.

Note 15.  Other Income, net of expenses
Other income, net of expenses for the three-month periods ended March 31, 2013 and 2012 is presented below (in thousands):

	Three Months Ended March 31,
	2013	2012
Interest income	$339	$247
Gain on investments	48	74
License fee income	214	427
Other	151	101
Total	$752	$849

Note 16.  Derivative Financial Instruments
The Company is exposed to certain risks related to its ongoing business operations.  The primary risk managed by using derivative instruments is foreign currency risk.  From time to time the Company’s foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.  The fair value of the derivative financial instrument is recorded on the Company’s balance sheet and is adjusted to fair value at each measurement date.  The changes in fair value are recognized in the consolidated statements of income in the current period.  The Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes.  The average U.S. dollar equivalent notional amount of outstanding foreign currency exchange contracts was $11,618,000 during the three-month period ended March 31, 2013. The Company reported $230,000 of derivative assets in other current assets and $37,000 of other derivative liabilities in other current liabilities at March 31, 2013 and $145,000 of derivative liabilities in other current liabilities at December 31, 2012.  The Company recognized, as a component of cost of sales, a net gain on the change in fair value of derivative financial instruments of $337,000 in the three-month period ended March 31, 2013.  In the three-month period ended March 31, 2012, the Company recognized, as a component of cost of sales, net losses on the change in fair value of derivative financial instruments of $324,000.  There were no derivatives that were designated as hedges at March 31, 2013.

Note 17.  Business Formation
During the second quarter of 2012, the Company funded the first $5,000,000 of an expected $12,000,000 investment in Astec Agregados E Mineracao Do Brasil LTDA (“Astec Brazil”) located in Vespasiano, Minas Gerais, Brazil, a consolidated subsidiary of the Company.  When fully funded by both the Company and a minority Brazil based shareholder, the Company anticipates a 75% ownership in Astec Brazil.  To date, Astec Brazil has had only limited revenues and start-up related expenditures, but plans to construct a manufacturing facility in Brazil during 2013 with an expected cost of approximately $20,000,000.  Ground breaking for the manufacturing facility is scheduled for May 2013.  Astec Brazil plans to fund the acquisition costs of the plant and equipment with borrowings from a local Brazilian bank.  The Company expects to increase its international market penetration in Brazil and Latin American countries with the aggregate and mining segment’s product lines to be produced in this facility.

Note 18.  Discontinued Operations
In October 2012, the Company entered into an agreement to sell its American Augers, Inc. (“Augers”) subsidiary, as well as certain assets related to the Trencor large trencher product line of Astec Underground, Inc., to The Charles Machine Works, Inc. of Perry, Oklahoma. Augers and the Trencor large trencher product line were part of the Company’s Underground Group. The sale of Augers included substantially all the assets and liabilities of Augers and was completed on November 30, 2012 for $42,940,000, net of cash included in the sale and subject to closing adjustments. The Company retained the Augers vertical oil and gas drill rig product line and transferred it to the Company’s GEFCO, Inc. subsidiary located in Enid, Oklahoma. This divestiture, as well as the sale of the small utility trencher and drill line of products to Toro earlier in 2012, is part of the Company’s strategy to exit the cyclical underground sector.

Augers’ results of operations are presented as discontinued operations for the three-month period ended March 31, 2012 in the Company’s consolidated statements of income.  The sale of the Trencor large trencher product line, the small utility trencher and drill product lines, and their operating results during 2012 were immaterial and are included in 2012 results from continuing operations in the consolidated statements of income.  Augers’ previously reported sales of $14,670,000 for the three-month period ended March 31, 2012 are excluded from sales reported in the accompanying consolidated statement of income.  The Company has calculated the post-closing adjustments to the sale price and has recorded the resulting $499,000 purchase price adjustment in other current liabilities in the March 31, 2013 consolidated balance sheet. The post-closing adjustment is subject to review and potential negotiation with the buyer.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words “will,” “would,” “should,” “could,” “may,” “believes,” “anticipates,” “intends,” “forecasts” and “expects” and similar expressions.  Such forward-looking statements include, without limitation, statements regarding the Company’s expected sales and results of operations during 2013, the Company’s expected capital expenditures in 2013, the expected benefit and impact of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through March 31, 2014, the amount and impact of any current or future state or federal funding for transportation construction programs, the need for road improvements, the amount and impact of other public sector spending and funding mechanisms, changes in the economic environment as it affects the Company, the timing and impact of changes in the economy, the market confidence of customers and dealers, the Company being called upon to fulfill certain contingencies, the expected dates of granting of restricted stock units, changes in interest rates and the impact of such changes on the financial results of the Company, changes in the prices of steel and oil and the impact of such changes generally and on the demand for the Company’s products, customer’s buying decisions and the Company’s business, the ability of the Company to offset future changes in prices in raw materials, the change in the strength of the dollar and the level of the Company’s presence and sales in international markets, the impact that further development of domestic oil and natural gas production capabilities would have on the domestic economy and the Company’s business, the seasonality of the Company’s business, the percentage of the Company’s equipment sold directly to end users, the amount or value of unrecognized tax benefits, plans for the startup of the Company’s manufacturing facility in Brazil, the Company’s discussion of its critical accounting policies and the ultimate outcome of the Company’s current claims and legal proceedings.

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

The risks and uncertainties identified herein under the caption “Item 1A. Risk Factors” in Part II of this Report, elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, should be carefully considered when evaluating the Company’s business and future prospects.

Overview
The Company is a leading manufacturer and seller of equipment for road building, aggregate processing, geothermal, water and oil and gas drilling and wood processing. The Company’s businesses:

•           design, engineer, manufacture and market equipment that is used in each phase of road building, including quarrying and crushing the aggregate to producing asphalt or concrete, recycling old asphalt or concrete and applying the asphalt;

•           design, engineer, manufacture and market additional equipment and components including geothermal drilling, oil and natural gas drilling, industrial heat transfer, wood chipping and grinding, wood pellet processing; and

•           manufacture and sell replacement parts for equipment in each of its product lines.

The Company has 15 manufacturing companies, 14 of which fall within four reportable operating segments, which include the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group. The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other unrelated industries including energy production, concrete mixing plants and wood pellet processing equipment. The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries. The business units in the Mobile Asphalt Paving Group design, manufacture and market asphalt pavers, material transfer vehicles, milling machines, stabilizers and screeds. The business units in the Underground Group design, manufacture and market portable drilling rigs and related equipment for the water well, environmental, groundwater monitoring, construction, geothermal, mining and oil and gas exploration and production industries. The Company also has one other category that contains the business units that do not meet the requirements for separate disclosure as an operating segment. The business units in the Other category include Peterson Pacific Corp. (“Peterson”), Astec Australia Pty Ltd (“Astec Australia”), Astec Insurance Company (“Astec Insurance” or “the captive”) and Astec Industries, Inc., the parent company. Peterson designs, manufactures and markets whole-tree pulpwood chippers, horizontal grinders and blower trucks. Astec Australia markets and installs equipment, services and provides parts for many of the products produced by the Company’s manufacturing companies. Astec Insurance is a captive insurance company.

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

SAFETEA-LU funding expired on September 30, 2009 and federal transportation funding operated on short-term appropriations through March 17, 2010. On March 18, 2010, President Obama signed into law the Hiring Incentives to Restore Employment (HIRE) Act. This law extended authorization of the surface transportation programs previously funded under SAFETEA-LU through December 31, 2010 at 2009 levels. In addition, the HIRE Act authorized a one-time transfer of $19.5 billion from the general fund to the highway trust fund related to previously foregone interest payments. It also shifted the cost of fuel tax exemptions for state and local governments from the highway trust fund to the general fund, which is estimated to generate an anticipated $1.5 billion annually, and allows the highway trust fund to retain interest earned on future unexpended balances. The U.S. Congress funded federal transportation expenditures for the fiscal year ending September 30, 2011 at the 2010 level of $41.1 billion, and it approved short-term funding of federal transportation expenditures for the six-month period ending on March 31, 2012 at the same levels.

In July 2012, President Obama signed into law the “Moving Ahead for Progress in the 21st Century Act” (“Map-21”), which authorizes $105 billion of federal spending on highway and public transportation programs through fiscal year 2014. Map-21 is the first long-term highway legislation enacted since 2005 and continues federal highway and transit funding at 2012 levels with modest increases for inflation. Although the Company believes Map-21 will help stabilize the federal highway program in the near term, the Company believes a longer multi-year highway program would have the greatest positive impact on the road construction industry and allow its customers to plan and execute longer-term projects. The level of future federal highway construction is uncertain and any future funding may be at lower levels than in the past.

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

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and its impact on customers’ purchasing decisions and the price of steel may each affect the Company’s financial performance. Economic downturns generally result in decreased purchasing by the Company’s customers, which, in turn, causes reductions in sales and increased pricing pressure on the Company’s products. Rising interest rates also typically negatively impact customers’ attitudes toward purchasing equipment. The Federal Reserve has maintained historically low interest rates in response to the current economic downturn; however interest rates may increase during the remainder of 2013.

Significant portions of the Company’s revenues relate to the sale of equipment involved in the production, handling, recycling or installation of asphalt mix. Liquid asphalt is a by-product of oil production. An increase in the price of oil increases the cost of asphalt, which is likely to decrease demand for asphalt and therefore decrease demand for certain Company products. While increasing oil prices may have a negative financial impact on many of the Company’s customers, the Company’s equipment can use a significant amount of recycled asphalt pavement, thereby mitigating the effect of increased oil prices on the final cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt mix. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. The Company’s customers appear to be adapting their prices in response to the fluctuating oil prices, and the fluctuations did not appear to significantly impair equipment purchases in 2012 or the first quarter of 2013. The Company expects oil prices to continue to fluctuate in 2013 and thereafter. Minor fluctuations in oil prices should not have a significant impact on customers’ buying decisions. However, political uncertainty in oil producing countries, interruptions in oil production due to disasters, whether natural or man-made, or other economic factors could significantly impact oil prices which could negatively impact demand for the Company’s products.

Contrary to the negative impact of higher oil prices on many of the Company’s products as discussed above, sales of several of the Company’s products, including products manufactured by the Underground Group, which are used to drill for oil and natural gas, would benefit from higher oil and natural gas prices, to the extent that such higher prices lead to further development of oil and natural gas production. The Company believes further development of domestic oil and natural gas production capabilities is needed and would positively impact the domestic economy and the Company’s business.

Steel is a major component in the Company’s equipment.  Steel prices began to decline in late March 2013 after remaining stable for much of the first quarter of 2013.  Industry steel demand is expected to be relatively weak for the second quarter of 2013 with short mill lead times for most products. Management expects this trend to continue and believes that steel pricing may further weaken in the second quarter. The Company will review the trends in steel prices as we progress toward the latter portion of 2013 and establish future contract pricing accordingly to minimize the impact of any potential price increases.

In addition to the factors stated above, many of the Company’s markets are highly competitive, and its products compete worldwide with a number of other manufacturers and dealers that produce and sell similar products. During 2010, 2011 and a portion of 2012 a weak dollar, combined with improving economic conditions in certain foreign economies, had a positive impact on the Company’s international sales. The dollar strengthened against many foreign currencies during the later portion of 2012 and the first three months of 2013 which has negatively impacted pricing in certain foreign markets.  Increasing domestic interest rates or weakening economic conditions abroad could cause the dollar to further strengthen, which could negatively impact the Company’s international sales.

In the United States and internationally, the Company’s equipment is marketed directly to customers as well as through dealers. During 2012, approximately 75% to 80% of equipment sold by the Company was sold directly to the end user. The Company expects this ratio to remain relatively consistent through 2013.

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

Results of Operations
Net Sales
Net sales decreased $4,134,000 or 1.6% from $251,967,000 for the first quarter of 2012 (after eliminating sales by American Augers, which was sold in November 2012) to $247,833,000 for the first quarter of 2013. Sales are generated primarily from new equipment and parts sales to domestic and international customers. Sales decreased by $7,353,000 in the Underground Group, $4,414,000 in the Other Group and $542,000 in the Aggregate and Mining Group.  These decreased sales were offset by sales increases of $5,297,000 in the Mobile Asphalt Paving Group and $2,878,000 in the Asphalt Group.

Domestic sales for the first quarter of 2013 were $161,942,000 or 65.3% of consolidated net sales compared to $155,073,000 or 61.5% of consolidated net sales for the first quarter of 2012, an increase of $6,869,000 or 4.4%, due primarily to increases in sales by the Mobile Asphalt Paving, Asphalt and Other groups.  International sales for the first quarter of 2013 were $85,891,000 or 34.7% of consolidated net sales compared to $96,894,000 or 38.5% of consolidated net sales for the first quarter of 2012, a decrease of $11,003,000 or 11.4%, due primarily to decreases in sales by the Underground, Mobile Asphalt Paving and Other groups offset by a sales increase in the Aggregate and Mining group.  Sales were negatively impacted by economic uncertainties in several of the countries in which the Company markets its products as well as a strengthening of the U.S. dollar against many foreign currencies.  The decreases in international sales occurred primarily in Australia, Brazil and other South American countries and Post-Soviet States offset by sales increases in Europe, Africa and Russia.

Parts sales for the first quarter or 2013 were $68,031,000 compared to $72,801,000 for the first quarter of 2012, a decrease of $4,770,000 or 6.6%.  Parts sales as a percentage of net sales decreased 140 basis points from 28.9% for the first quarter of 2012 to 27.5% for the first quarter of 2013.

Gross Profit
Consolidated gross profit remained relatively flat at $58,567,000 for the first quarter of 2013 compared to $58,596,000 for the first quarter of 2012.  Gross profit as a percentage of sales increased 30 basis points from 23.3% for the first quarter of 2012 to 23.6% for the first quarter of 2013.

Selling, General, Administrative and Engineering Expenses
Selling, general, administrative and engineering expenses for the first quarter of 2013 were $40,367,000, or 16.3% of net sales, compared to $40,143,000, or 15.9% of net sales, for the first quarter of 2012, an increase of $224,000, or 0.6%.

Interest Expense
Interest expense for the first quarter of 2013 increased $23,000 to $70,000 from $47,000 for the first quarter of 2012.

Other Income, net of expenses
Other income, net of expenses was $752,000 for the first quarter of 2013 compared to $849,000 for the first quarter of 2012, a decrease of $97,000, due primarily to a $213,000 reduction in license fee income offset by a $92,000 increase in interest income.  Other income is generated primarily by earnings on investments held by Astec Insurance, the Company’s captive insurance company, as well as interest income and license fee income.

Income Tax on Continuing Operations
Income tax expense on continuing operations for the first quarter of 2013 was $5,631,000, compared to $7,231,000 for the first quarter of 2012. The Company’s combined effective tax rates for the first quarters of 2013 and 2012 were 29.8% and 37.6%, respectively.  The first quarter 2013 effective tax rate was favorably impacted by benefits for research and development tax credits on eligible expenses incurred in both 2012 and the first quarter of 2013 as the tax legislation enacting the tax credit for 2012 was not approved by Congress until January 2013.

Net Income
The Company had net income attributable to controlling interest of $13,171,000 for the first quarter of 2013 compared to $12,245,000 for the first quarter of 2012, an increase of $926,000, or 7.6%. Net income attributable to controlling interest per diluted share was $0.57 for the first quarter of 2013 compared to $0.53 for the first quarter of 2012, an increase of $0.04 or 7.5%. Diluted shares outstanding for the quarters ended March 31, 2013 and 2012 were 23,080,000 and 23,054,000, respectively. The increase in diluted shares outstanding is primarily due to granting of restricted stock units and the exercise of stock options by employees of the Company.

Business Divesture
On October 31, 2012, the Company entered into an agreement to sell its ownership interest in American Augers, Inc., (“Augers”) a wholly owned subsidiary of the Company, as well as certain assets of the Trencor large trencher product line of Astec Underground to The Charles Machine Works, Inc.  The sale of Augers was completed in November 2012 and  is being accounted for as a discontinued operations and therefore revenues, expenses and net income from continuing operations for the three-month period ended March 31, 2012 shown in the consolidated statement of income have been adjusted from previously reported results to exclude the operations of Augers.  Augers accounted for approximately $14,670,000 of net sales during the three months ended March 31, 2012.

The Company’s strategy over the years has been to buy and grow companies; however, the Company sold its utility trencher and drill line to Toro earlier in 2012 and the opportunity subsequently arose to sell the Company’s investment in American Augers and the Trencor line of large trenchers at Astec Underground.  This sale will allow future redeployment of the investment into the Company’s core industries of infrastructure, mining and energy.  The Company retained the vertical oil drilling rigs and related equipment product lines which have been relocated to GEFCO in Enid, Oklahoma.  The Company also retained its four-track surface miner product line manufactured by Astec Underground.  The Company expects to continue to expand its surface miner product line and to grow its fracturing pump trailer business while developing more equipment related to the fracking industry.  These product lines will continue to be manufactured at Astec Underground.

Dividends
In November 2012, the Company paid its first ever dividend to the holders of its common stock.  The $1.00 per share dividend was paid in December 2012 to shareholders of record of the Company’s common stock on November 20, 2012.

On February 28, 2013, the Company’s Board of Directors approved a dividend policy pursuant to which the Company intends to pay a quarterly $0.10 per share dividend on its common stock beginning in the second quarter of 2013.  The actual amount of these quarterly dividends will be based upon the Company’s financial position, results of operations, cash flows, capital requirements and restrictions under the Company’s existing credit agreement among other factors.  The Board retained the power to modify, suspend or cancel the Company’s dividend policy in any manner and at any time it deems necessary or appropriate in the future.  On April 25, 2013, the Board of Directors approved the first of these quarterly dividends to common shareholders of record as of May 13, 2013.  The $0.10 per common share dividend is expected to be paid to shareholders on or after May 30, 2013.

Backlog
The backlog of orders as of March 31, 2013 was $276,525,000 compared to $276,172,000 as of March 31, 2012, an increase of $353,000, or 0.1%. Domestic backlogs increased $7,673,000 or 4.8% while international backlogs decreased $7,320,000.  The increase in total backlog was primarily due to increases in the Underground Group of $4,557,000 or 17.3% and in the Asphalt Group of $3,568,000 or 2.9%, offset by a decrease in the Aggregate and Mining Group of $8,819,000 or 8.6%.  The March 31, 2013 backlog was comprised of 60.5% domestic orders and 39.5% international orders as compared to 57.8% domestic orders and 42.2% international orders as of March 31, 2012.  The Company is unable to determine whether the changes in backlogs were experienced by the industry as a whole; however, the Company believes the changes in backlogs reflect the current economic conditions the industry is experiencing.

Segment Net Sales-Quarter (in thousands):

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Asphalt Group	$71,549	$68,671	$2,878	4.2%
Aggregate and Mining Group	90,762	91,304	(542)	(0.6%)
Mobile Asphalt Paving Group	47,290	41,993	5,297	12.6%
Underground Group	14,706	22,059	(7,353)	(33.3%)
Other Group	23,526	27,940	(4,414)	(15.8%)

Asphalt Group: Sales in this group were $71,549,000 for the first quarter of 2013 compared to $68,671,000 for the same period in 2012, an increase of $2,878,000 or 4.2%.  Domestic sales for the Asphalt Group increased $3,478,000 or 6.8% for the first quarter of 2013 compared to the same period in 2012.  International sales for the Asphalt Group decreased $600,000 or 3.5% for the first quarter of 2013 compared to the same period in 2012 due primarily to decreased sales in the Post–Soviet states and Asia offset by increased sales in Europe and Russia.  Parts sales for the Asphalt Group decreased 1.9% for the first quarter of 2013 compared to the same period in 2012.

Aggregate and Mining Group: Sales in this group were $90,762,000 for the first quarter of 2013 compared to $91,304,000 for the same period in 2012, a decrease of $542,000 or 0.6%.  Domestic sales for the Aggregate and Mining Group decreased $3,165,000 or 6.6% for the first quarter of 2013 compared to the same period in 2012.  International sales for the Aggregate and Mining Group increased $2,623,000 or 6.0% for the first quarter of 2013 compared to the same period in 2012. The increases in international sales occurred primarily in Mexico, Russia and Europe offset by decreases in sales in Brazil and China.  Parts sales for this group increased 4.8% for the first quarter of 2013 compared to the same period in 2012.

Mobile Asphalt Paving Group: Sales in this group were $47,290,000 for the first quarter of 2013 compared to $41,993,000 for the same period in 2012, an increase of $5,297,000 or 12.6%.  Domestic sales for the Mobile Asphalt Paving Group increased $6,761,000 or 20.8% for the first quarter of 2013 compared to the same period in 2012 due primarily to the impact of the new Map-21 long-term federal funding passed by Congress in 2012 as well as gains in market share.  International sales for the Mobile Asphalt Paving Group decreased $1,464,000 or 15.4% for the first quarter of 2013 compared to the same period in 2012. The decrease in international sales occurred primarily in Russia offset by increased sales in Canada.  Parts sales for this group decreased 10.6% for the first quarter of 2013 compared to the same period in 2012.

Underground Group: Sales in this group were $14,706,000 for the first quarter of 2013 compared to $22,059,000 for the same period in 2012, a decrease of $7,353,000 or 33.3%.  Domestic sales for the Underground Group decreased $5,291,000 or 33.2% for the first quarter of 2013 compared to the same period in 2012.  International sales for the Underground Group decreased $2,062,000 or 33.6% for the first quarter of 2013 compared to the same period in 2012. The decreases in international sales occurred primarily in South America and Mexico offset by an increase in sales in Africa.  Parts sales for this group decreased 46.2% for the first quarter of 2013 compared to the same period in 2012.

Other Group: Sales in this group were $23,526,000 for the first quarter of 2013 compared to $27,940,000 for the same period in 2012, a decrease of $4,414,000 or 15.8%.  Domestic sales for the Other Group increased $5,086,000 or 67.5% for the first quarter of 2013 compared to the same period in 2012 due to increases in sales by Peterson Pacific.  International sales for the Other Group decreased $9,500,000 or 46.6% for the first quarter of 2013 compared to the same period in 2012. The decreases in international sales occurred primarily in Australia and were offset by increases in sales in Canada and the Middle East.  Parts sales for this group increased 2.3% for the first quarter of 2013 compared to the same period in 2012.

Segment Profit (Loss)-Quarter (in thousands):

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Asphalt Group	$11,141	$7,391	$3,750	50.7%
Aggregate and Mining Group	9,057	9,571	(514)	(5.4%)
Mobile Asphalt Paving Group	4,221	3,921	300	7.7%
Underground Group	(2,381)	(173)	(2,208)	(1276.3%)
Other Group	(8,172)	(9,214)	1,042	11.3%

Asphalt Group: Segment profit for this group was $11,141,000 for the first quarter of 2013 compared to $7,391,000 for the same period in 2012, an increase of $3,750,000 or 50.7%. This increase is due primarily a 430 basis point increase in gross margin due primarily to a return to more normal margins on asphalt plants as compared to the first quarter of 2012.

Aggregate and Mining Group: Segment profit for this group was $9,057,000 for the first quarter of 2013 compared to $9,571,000 for the same period in 2012, a decrease of $514,000 or 5.4%.  This group’s profits were negatively impacted by $542,000 of decreased sales and a 60 basis point decrease in gross margin as well as a $217,000 reduction in license fee income.

Mobile Asphalt Paving Group: Segment profit for this group was $4,221,000 for the first quarter of 2013 compared to $3,921,000 for the first quarter of 2012, an increase of $300,000 or 7.7%. This increase is due primarily to a $5,297,000 increase in sales offset with a 300 basis point decrease in gross margin for the first quarter of 2013 compared to the first quarter of 2012.  Sales growth is attributed to market share growth due to favorable customer response to the Company’s Tier IV compliant machinery and recently added features, such as remote diagnostic technology which allows factory technicians to diagnose performance issues over wireless connections via the internet.  Margins for the first quarter of 2013 were negatively impacted by low sales and the related absorption of fixed overhead in Europe by the Company’s new facility in Germany compared to the first quarter of 2012; however, margins for the first quarter of 2013 were 370 basis points above calendar year 2012 margins.  These improved margins are attributable to improved fixed overhead absorption due to the higher sales as well as many of the Tier IV production and pricing issues being resolved.

Underground Group: This group had a segment loss of $2,381,000 for the first quarter of 2013 compared to $173,000 loss for the first quarter of 2012, a decrease of $2,208,000 or 1276.3%.  This group’s profits were negatively impacted by a $2,392,000 decrease in margins at GEFCO attributed primarily to inefficiencies and additional costs associated with the reorganization of GEFCO’s manufacturing facilities to implement lean manufacturing concepts.

Other Group: The Other Group had a segment loss of $8,172,000 for the first quarter of 2013 compared to a loss of $9,214,000 for the first quarter of 2012, an improvement of $1,042,000 or 11.3%.  The improvement in profits in the first quarter of 2013 as compared to the first quarter of 2012 is due primarily to a reduction in the tax rate on U.S. federal income taxes primarily resulting from the research and development tax credits on both annual 2012 and first quarter of 2013 expenditures being included in the first quarter 2013 due to the timing of the passage of the tax credit legislation.

Liquidity and Capital Resources
The Company’s primary sources of liquidity and capital resources are its cash on hand, investments, borrowing capacity under a $100,000,000 revolving credit facility and cash flows from operations. The Company had $73,175,000 of cash available for operating purposes as of March 31, 2013. In addition, the Company had no borrowings outstanding under its credit facilities with Wells Fargo Bank, N.A. (“Wells Fargo”) at any time during the three months ended March 31, 2013. Net of letters of credit of $10,295,000, the Company had borrowing availability of $89,705,000 under the credit facility as of March 31, 2013.  The Wells Fargo credit facility is a five-year agreement entered into in April 2012 to replace an expiring prior agreement.  This amended and restated credit agreement continues the Company’s previous $100,000,000 revolving credit facility, with an increase in the sub-limit for letters of credit from $15,000,000 to $25,000,000.  Borrowings under the agreement are subject to an interest rate equal to the daily one month LIBOR rate plus a 0.75% margin.  Interest only payments are due monthly. The unused facility fee is 0.175%.  The amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income, minimum tangible net worth and maximum allowed capital expenditures.

The Company’s South African subsidiary, Osborn Engineered Products SA (Pty) Ltd (“Osborn”), has a credit facility of $8,124,000 (ZAR 75,000,000) to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of March 31, 2013, Osborn had $918,000 of borrowings under the credit facility and $1,903,000 in performance, advance payment and retention guarantees outstanding under the facility. The facility is unsecured and no unused facility fees are charged.  Osborn had available credit under the facility of $5,303,000 as of March 31, 2013. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 8.25% as of March 31, 2013.

The Company’s Australian subsidiary, Astec Australia Pty Ltd (“Astec Australia”), has a credit facility to finance short-term working capital needs of $104,000 (AUD 100,000) and a bank guarantee facility of $1,335,000 (AUD 1,300,000) to facilitate contractual commitments and banking arrangements to finance foreign exchange dealer limit orders of up to $3,910,000 (AUD 3,750,000), secured by cash balances in the amount of $782,000 (AUD 750,000) and a $1,600,000 letter of credit issued by the parent Company.  No amounts were outstanding under the credit facility as of March 31, 2013; however, performance guarantees in the amount of $1,212,000 were outstanding under the bank guarantee facility as of March 31, 2013.  The interest rate is the Australian adjusted Bank Business Rate plus a margin of 1.05%. The interest rate was 11.17% as of March 31, 2013.

Cash Flows from Operating Activities (in thousands):
	Three Months Ended March 31,		Increase
	2013	2012	(Decrease)
Net income	$13,251	$12,258	$993
Depreciation and amortization	5,428	5,901	(473)
Deferred income tax provision (benefit)	(249)	2,895	(3,144)
Changes in working capital:
Increase in trade and other receivables	(15,788)	(11,351)	(4,437)
Increase in inventories	(13,385)	(18,239)	4,854
(Increase) decrease in prepaid expenses	(5,784)	2,550	(8,334)
Increase in accounts payable	4,571	967	3,604
Increase (decrease) in customer deposits	10,255	(4,723)	14,978
Other, net	2,487	(1,772)	4,259
Net cash provided (used) by operating activities	$786	$(11,514)	$12,300

For the three-month period ended March 31, 2013, net cash provided (used) by operating activities improved by $12,300,000 compared to the same period in 2012.  The primary reasons for the improved cash from operations in the first quarter of 2013 compared to the first quarter of 2012 are an increase in cash received from customer deposits of $14,978,000 and a decrease in cash used for inventory of $4,854,000 offset by an increase in cash used for prepaid expenses of $8,334,000 and cash used to finance accounts receivable of $4,437,000.

Cash Flows from Investing Activities (in thousands):

	Three Months Ended March 31,		Increase
	2013	2012	(Decrease)
Expenditures for property and equipment	$(9,339)	$(5,369)	$(3,970)
Proceeds from sale of property and equipment	77	463	(386)
Net cash (used) by investing activities	$(9,262)	$(4,906)	$(4,356)

For the three-month period ended March 31, 2013, net cash used by investing activities increased $4,356,000 compared to the same period in 2012 primarily due to an increase in cash used for planned capital expenditures of $3,970,000.

Capital expenditures for 2013, excluding those by the Company’s Brazilian operations, are forecasted to total $31,455,000. The Company expects to finance these expenditures using currently available cash balances, internally generated funds and available credit under the Company’s credit facilities. Capital expenditures are generally for machinery, equipment and facilities used by the Company in the production of its various products. The Company plans to construct a manufacturing facility in Brazil in 2013 with an expected cost of $20,000,000 and plans to fund the costs of the plant and equipment with borrowings from a local Brazilian bank. The Company believes that its current working capital, cash flows generated from future operations and available capacity under its credit facilities will be sufficient to meet the Company’s working capital and capital expenditure requirements through March 31, 2014.

Cash Flows from Financing Activities (in thousands):

	Three Months Ended March 31,		Increase
	2013	2012	(Decrease)
Proceeds from exercise of stock options	$36	$493	$(457)
Withholding taxes (paid) upon vesting of restricted stock units	(783)	(686)	(97)
Net proceeds from sale of subsidiaries shares to minority shareholders	1,673	-	1,673
Other, net	(16)	115	(131)
Net cash provided (used) by financing activities	$910	$(78)	$988

Cash provided by financing activities increased $988,000 for the first three months of 2013 compared to the same period in 2012, due primarily to the net proceeds from the sale of shares to the minority shareholder of the Company’s Brazilian subsidiary of $1,673,000, offset by a $457,000 reduction in cash received from the exercise of stock options between periods.

The Company sold American Augers, Inc. on November 30, 2012. Cash flows from the operations of American Augers are reflected in the statements of cash flows for the three month period ending March 31, 2012. Cash flows from the operations of American Augers were not material during the periods presented, and the absence of cash flows related to American Augers is not expected to impact materially the Company’s future liquidity or capital resources. See Note 18, Discontinued Operations, for additional information regarding the sale of American Augers.

Financial Condition
The Company’s current assets increased to $526,514,000 as of March 31, 2013 from $499,866,000 as of December 31, 2012, an increase of $26,648,000, or 5.3%.  The increase is primarily attributable to an increase in inventories of $13,385,000 combined with an increase in receivables of $15,551,000. These increases were offset by decreases in cash and cash equivalents of $7,754,000.

The Company’s current liabilities increased to $160,915,000 as of March 31, 2013 as compared to $144,369,000 as of December 31, 2012, an increase of $16,546,000, or 11.5%.  The increase is primarily attributable to increases in customer deposits of $10,254,000 and accounts payable of $4,571,000.

Market Risk and Risk Management Policies
We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2012.

Off-balance Sheet Arrangements
As of March 31, 2013, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Seasonality
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the three-month period ended March 31, 2013 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.  Based upon historical results of the past several years, 24% to 28% of the Company’s annual revenues typically occur during the first three months of the year.

Contractual Obligations
During the three months ended March 31, 2013, there were no substantial changes in our commitments or contractual liabilities.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
The Company is involved from time to time in legal actions arising in the ordinary course of our business. Other than as set forth in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2012, we currently have no pending or threatened litigation that we believe will result in an outcome that would materially affect our business, financial position, cash flows or results of operations. Nevertheless, there can be no assurance that future litigation to which we become a party will not have a material adverse effect on our business, financial position, cash flows or results of operations.

Item 1A.  Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.  The risks described in our Annual Report on Form 10-K for the year ended December 31, 2012 and in this Quarterly Report on Form 10-Q are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 6.  Exhibits

Exhibit No.	Description
10.1	Amendment to Appendix A of the Astec Industries, Inc. Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2008, effective February 28, 2013.
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

ASTEC INDUSTRIES, INC. (Registrant)

Date: May 10, 2013	/s/ J. Don Brock
J. Don Brock Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: May 10, 2013	/s/ David C. Silvious
David C. Silvious Chief Financial Officer, Vice President, and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	Amendment to Appendix A of the Astec Industries, Inc. Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2008, effective February 28, 2013.
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