Form 10-Q
period 2013-06-30
ASTEC INDUSTRIES INC
filed 2013-08-09
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
OR
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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at July 22, 2013
Common Stock, par value $0.20	22,852,160

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

Astec Industries, Inc. Condensed Consolidated Balance Sheets (in thousands) (unaudited)
	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$41,157	$80,929
Short-term investments	16,989	1,334
Trade receivables, net	99,423	85,595
Other receivables	3,372	3,453
Inventories	318,710	308,622
Prepaid expenses and other	19,254	9,948
Deferred income tax assets	12,240	9,985
Total current assets	511,145	499,866
Property and equipment, net	185,033	182,839
Investments	11,130	10,232
Goodwill	14,994	15,011
Other long-term assets	15,830	16,617
Total assets	$738,132	$724,565
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$45,776	$46,210
Accrued product warranty	11,690	11,052
Customer deposits	42,197	44,224
Accrued payroll and related liabilities	15,049	16,590
Accrued loss reserves	3,908	3,221
Other current liabilities	20,959	23,072
Total current liabilities	139,579	144,369
Deferred income tax liabilities	14,365	14,868
Other long-term liabilities	18,166	17,330
Total liabilities	172,110	176,567
Shareholders’ equity	562,738	546,354
Non-controlling interest	3,284	1,644
Total equity	566,022	547,998
Total liabilities and equity	$738,132	$724,565

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Income (in thousands, except per share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$248,127	$238,275	$495,960	$490,243
Cost of sales	192,685	185,214	381,951	378,586
Gross profit	55,442	53,061	114,009	111,657
Selling, general, administrative and engineering expenses	37,795	38,456	78,162	78,599
Income from operations	17,647	14,605	35,847	33,058
Interest expense	76	42	147	88
Other income, net of expenses	32	621	784	1,469
Income from continuing operations before income taxes	17,603	15,184	36,484	34,439
Income taxes on continuing operations	6,450	5,603	12,081	12,834
Net income from continuing operations	11,153	9,581	24,403	21,605
Income from discontinued operations, net of tax	-	848	-	1,082
Net income	11,153	10,429	24,403	22,687
Net income attributable to non-controlling interest	61	63	140	76
Net income attributable to controlling interest	$11,092	$10,366	$24,263	$22,611

Earnings per common share
Net income attributable to controlling interest from continuing operations:
Basic	$0.49	$0.42	$1.07	$0.95
Diluted	$0.48	$0.41	$1.05	$0.93
Income from discontinued operations, net of tax:
Basic	$-	$0.04	$-	$0.05
Diluted	$-	$0.04	$-	$0.05
Net income attributable to controlling interest:
Basic	$0.49	$0.46	$1.07	$1.00
Diluted	$0.48	$0.45	$1.05	$0.98
Weighted average number of common shares outstanding:
Basic	22,752	22,691	22,738	22,667
Diluted	23,069	23,041	23,075	23,047
Dividends declared per common share	$0.10	$-	$0.10	$-

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Comprehensive Income (in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$11,153	$10,429	$24,403	$22,687
Other comprehensive income:
Change in unrecognized pension and post-retirement benefit costs	-	-	2	-
Income tax (provision) benefit on change in unrecognized pension and post-retirement benefit costs	(12)	(16)	58	(41)
Foreign currency translation adjustments,	(4,523)	(2,638)	(6,816)	(527)
Income tax benefit on foreign currency translation adjustments	684	529	993	118
Other comprehensive income (loss)	(3,851)	(2,125)	(5,763)	(450)
Comprehensive income	7,302	8,304	18,640	22,237
Comprehensive income (loss) attributable to non- controlling interest	(212)	(40)	(257)	3
Comprehensive income attributable to controlling interest	$7,514	$8,344	$18,897	$22,234

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$24,403	$22,687
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	11,023	11,710
Provision for doubtful accounts	252	170
Provision for warranties	6,267	5,848
Deferred compensation provision (benefit)	127	(190)
Purchase of trading securities, net	(16,475)	(702)
Stock-based compensation	643	490
Tax expense (benefit) from stock incentive plans	76	(172)
Deferred income tax provision (benefit)	(1,706)	3,750
Gain on disposition of fixed assets	(196)	(199)
(Increase) decrease in:
Trade and other receivables	(14,360)	(17,717)
Inventories	(10,087)	(26,919)
Prepaid expenses	(5,862)	1,001
Other assets	(2,088)	(878)
Increase (decrease) in:
Accounts payable	(434)	(3,346)
Accrued product warranty	(5,352)	(5,872)
Customer deposits	(2,027)	4,007
Prepaid and income taxes payable	(2,349)	(4,740)
Other current liabilities	(3,765)	(691)
Net cash used by operating activities	(21,910)	(11,763)
Cash flows from investing activities:
Expenditures for property and equipment	(15,218)	(11,410)
Proceeds from sale of property and equipment	229	553
Net cash used by investing activities	(14,989)	(10,857)
Cash flows from financing activities:
Payment of dividends	(2,285)	-
Tax (expense) benefit from stock option exercise	(76)	172
Supplemental Executive Retirement Plan transactions, net	(90)	(130)
Withholding tax paid upon vesting of restricted stock units	(783)	(686)
Proceeds from exercise of stock options	78	492
Purchase of subsidiary shares from minority shareholders	-	(23)
Sale of subsidiaries shares to minority shareholders	1,897	1,030
Net cash provided (used) by financing activities	(1,259)	855
Effect of exchange rates on cash	(1,614)	176
Net decrease in cash and cash equivalents	(39,772)	(21,589)
Cash and cash equivalents, beginning of period	80,929	57,505
Cash and cash equivalents, end of period	$41,157	$35,916

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc.
Condensed Consolidated Statement of Equity
For the Six Months Ended June 30, 2013
(in thousands)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accum-ulated Other Compre- hensive Income (Loss)	Company Shares Held by SERP	Retained Earnings	Non- controlling Interest	Total Equity
Balance, December 31, 2012	22,799	$4,560	$133,809	$502	$(2,855)	$410,338	$1,644	$547,998
Net income	-	-	-	-	-	24,263	140	24,403
Other comprehensive income	-	-	-	(5,366)	-	-	(397)	(5,763)
Dividends declared	-	-	-	-	-	(2,285)	-	(2,285)
Change in ownership percentage of subsidiaries	-	-	-	-	-	-	1,897	1,897
Stock-based compensation	3	1	642	-	-	-	-	643
Stock issued under incentive plans	50	9	(7)	-	-	-	-	2
Withholding tax paid upon vesting of RSUs	-	-	(783)	-	-	-	-	(783)
SERP transactions, net	-	-	11	-	(101)	-	-	(90)
Balance, June 30, 2013	22,852	$4,570	$133,672	$(4,864)	$(2,956)	$432,316	$3,284	$566,022

See Notes to Unaudited Condensed Consolidated Financial Statements

ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Astec Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2012.

The condensed consolidated balance sheet as of December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities” which describes when it is appropriate to offset financial assets and liabilities on the balance sheet. Companies will now have to disclose both gross and net information about instruments eligible for offset in the statement of financial position, instruments and transactions subject to an agreement similar to a master netting arrangement, and the collateral received in a master netting arrangement. The new disclosure will enable users of financial statements to understand significant quantitative differences in balance sheets prepared under US GAAP and International Financial Reporting Standards related to the offsetting of financial instruments. The update is effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company adopted this standard as of January 1, 2013.  Adopting this update did not have a significant impact on the Company’s financial position or results of operations.

Note 2.  Earnings per Share
Basic earnings per share are determined by dividing earnings by the weighted average number of common shares outstanding during each period.  Diluted earnings per share include the potential dilutive effects of options, restricted stock units and shares held in the Company’s Supplemental Executive Retirement Plan.

The following table sets forth the computation of net income attributable to controlling interest from continuing operations and the number of basic and diluted shares used in the computation of earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income from continuing operations	$11,153	$9,581	$24,403	$21,605
Net income attributable to non-controlling interests	61	63	140	76
Net income attributable to controlling interest from continuing operations	$11,092	$9,518	$24,263	$21,529
Denominator:
Denominator for basic earnings per share	22,752	22,691	22,738	22,667
Effect of dilutive securities:
Employee stock options and restricted stock units	200	242	221	274
Supplemental Executive Retirement Plan	117	108	116	106
Denominator for diluted earnings per share	23,069	23,041	23,075	23,047

A total of 1,072 options were antidilutive for each of the three-month periods ended June 30, 2013 and 2012.  A total of 698 options were antidilutive for each of the six-month periods ended June 30, 2013 and 2012.  Antidilutive options are not included in the diluted earnings per share computation.

Note 3.  Receivables
Receivables are net of allowances for doubtful accounts of $2,159,000 and $2,143,000 as of June 30, 2013 and December 31, 2012, respectively.

Note 4.  Inventories
Inventories consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials and parts	$137,234	$129,676
Work-in-process	78,287	76,052
Finished goods	81,263	81,000
Used equipment	21,926	21,894
Total	$318,710	$308,622

Note 5.  Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation of $200,291,000 and $192,165,000 as of June 30, 2013 and December 31, 2012, respectively.

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

As indicated in the tables below (which excludes the Company’s pension assets), the Company has determined that all its financial assets and liabilities as of June 30, 2013 and December 31, 2012 are level 1 and level 2 in the fair value hierarchy as defined above (in thousands):

	June 30, 2013
	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$997	$-	$997
SERP mutual funds	1,904	-	1,904
Preferred stocks	714	-	714
Mutual funds	14,901	-	14,901
Trading debt securities:
Corporate bonds	3,670	1,168	4,838
Municipal bonds	506	1,233	1,739
Floating rate notes	303	272	575
U.S. Treasury bonds and bills	470	-	470
Other	-	980	980
Short-term derivative financial instruments	-	1,001	1,001
Total financial assets	$23,465	$4,654	$28,119

Financial Liabilities:
SERP liabilities	$-	$6,949	$6,949
Total financial liabilities	$-	$6,949	$6,949

	December 31, 2012
	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$996	$-	$996
SERP mutual funds	1,835	-	1,835
Preferred stocks	720	-	720
Trading debt securities:
Corporate bonds	3,342	909	4,251
Municipal bonds	1,449	957	2,406
Floating rate notes	749	-	749
U.S. treasury bonds	200	-	200
Other	-	409	409
Total financial assets	$9,291	$2,275	$11,566

Financial Liabilities:
SERP liabilities	$-	$6,674	$6,674
Short-term derivative financial instruments	-	145	145
Total financial liabilities	$-	$6,819	$6,819

The Company reevaluates the volume of trading activity for each of its investments at the end of each quarter and adjusts the level within the fair value hierarchy as needed.  Due to a reduction in trading activity $594,000 of investments included in Level 1 at December 31, 2012 were transferred to Level 2 at June 30, 2013.

The trading equity investments noted above are valued at their fair value based on their quoted market prices, and the debt securities are valued based upon a mix of observable market prices and model driven prices derived from a matrix of observable market prices for assets with similar characteristics obtained from a nationally recognized third party pricing service.  Additionally, a significant portion of the SERP’s investments in trading equity securities are in money market and mutual funds.  As these money market and mutual funds are held in a SERP, they are also included in the Company’s liability under its SERP.  The other mutual funds totaling $14,901,000 at June 30, 2013 shown above are being used to invest the Company’s excess cash on a short-term basis and are thus included in short-term investments on the accompanying balance sheets.

Trading debt securities are comprised of marketable debt securities held by Astec Insurance. Astec Insurance has an investment strategy that focuses on providing regular and predictable interest income from a diversified portfolio of high-quality fixed income securities. As of June 30, 2013 and December 31, 2012, $1,087,000 and $1,334,000, respectively, of trading debt securities were due to mature within twelve months and, accordingly, are included in short-term investments in the accompanying balance sheets.  The financial liabilities related to the SERP shown above are included in other long-term liabilities in the accompanying balance sheets.

Net unrealized gains or losses incurred during the three-month periods ended June 30, 2013 and 2012 on investments still held as of the end of each reporting period amounted to losses of $251,000 and $90,000, respectively. Net unrealized gains or losses incurred during the six-month periods ended June 30, 2013 and 2012 on investments still held as of the end of each reporting period amounted to a loss of $114,000 and a gain of $162,000, respectively.

Note 7.  Debt
On April 12, 2012, the Company and certain of its subsidiaries entered into an amended and restated credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), whereby Wells Fargo extended to the Company an unsecured line of credit of up to $100,000,000, including a sub-limit for letters of credit of up to $25,000,000.  The new amended and restated credit agreement replaced an expiring $100,000,000 credit facility between the Company and Wells Fargo.  To date, there have been no revolving or term loan borrowings under the credit facilities.  Letters of credit totaling $10,599,000 were outstanding under the new agreement as of June 30, 2013, resulting in additional borrowing ability of $89,401,000 on the Wells Fargo credit facility as of June 30, 2013.  The agreement has a five-year term expiring in April 2017.  Borrowings under the agreement are subject to an interest rate equal to the daily one month LIBOR rate plus a 0.75% margin.  The unused facility fee is 0.175%.  Interest only payments are due monthly.  The agreement contains certain financial covenants, including provisions concerning required levels of annual net income, minimum tangible net worth and maximum allowed capital expenditures.  The Company was in compliance with these covenants as of June 30, 2013.

The Company’s South African subsidiary, Osborn Engineered Products SA (Pty) Ltd (“Osborn”), has a credit facility of $7,586,000 (ZAR 75,000,000) to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of June 30, 2013, Osborn had $223,000 of borrowings, which are included in other current liabilities in the balance sheet, and $1,560,000 in performance, advance payment and retention guarantees outstanding under the facility. The facility is unsecured and no unused facility fees are charged.  As of June 30, 2013, Osborn had available credit under the facility of $5,803,000. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 8.25% as of June 30, 2013.

The Company’s Australian subsidiary, Astec Australia Pty Ltd (“Astec Australia”), has a credit facility to finance short-term working capital needs of $92,000 (AUD 100,000), a bank guarantee facility of $1,206,000 (AUD 1,300,000) to facilitate contractual commitments and banking arrangements to finance foreign exchange dealer limit orders of up to $6,956,000 (AUD 7,500,000), secured by cash balances in the amount of $696,000 (AUD 750,000) and a $1,600,000 letter of credit issued by the parent Company.  No amounts were outstanding under the credit facility as of June 30, 2013; however, performance guarantees in the amount of $847,000 were outstanding under the bank guarantee facility as of June 30, 2013.  The interest rate is the Australian adjusted Bank Business Rate plus a margin of 1.05%. The interest rate was 10.92% as of June 30, 2013.

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

Changes in the Company’s product warranty liability for the three and six-month periods ended June 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Reserve balance, beginning of the period	$11,254	$12,258	$11,052	$12,663
Warranty liabilities accrued	3,507	3,107	6,267	5,849
Warranty liabilities settled	(2,870)	(2,662)	(5,352)	(5,872)
Other	(201)	(69)	(277)	(6)
Reserve balance, end of the period	$11,690	$12,634	$11,690	$12,634

Note 9.  Accrued Loss Reserves
The Company accrues reserves for losses related to known workers’ compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company.  The undiscounted reserves are actuarially determined based on the Company’s evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events.  Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future.  Total accrued loss reserves were $7,831,000 as of June 30, 2013 compared to $7,315,000 as of December 31, 2012, of which $3,923,000 and $4,094,000 were included in other long-term liabilities as of June 30, 2013 and December 31, 2012, respectively.

Note 10.  Income Taxes
The Company’s combined effective income tax rate on continuing operations was 36.6% and 36.9% for the three-month periods ended June 30, 2013 and 2012, respectively.  The Company’s combined effective income tax rate on continuing operations was 33.1% and 37.3% for the six-month periods ended June 30, 2013 and 2012, respectively.   The Company’s effective tax rate for the three-month period ended June 30, 2013 includes the effect of state income taxes and other discrete items as well as a benefit for tax credits on second quarter 2013 research and development tax expenditures.  The Company’s effective tax rate for the six-month period ended June 30, 2013 includes the effect of state income taxes and other discrete items, as well as a benefit for tax credits on first quarter 2013 and calendar year 2012 research and development tax expenditures, as legislation extending the research and development credit to 2012 and 2013 was enacted by Congress in January of 2013.  The Company’s effective tax rate for the three and six-month periods ended June 30, 2012 did not include a benefit for research and development tax credits.

The Company’s liability recorded for uncertain tax positions as of June 30, 2013 has not changed significantly in amount or composition since December 31, 2012.

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

Segment Information:

	(in thousands)
	Three Months Ended
	June 30, 2013
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$63,153	$99,884	$45,750	$17,094	$22,246	$248,127
Intersegment sales	2,572	14,782	5,129	2,266	-	24,749
Gross profit	11,878	25,615	11,171	2,232	4,546	55,442
Gross profit percent	18.8%	25.6%	24.4%	13.1%	20.4%	22.3%
Segment profit (loss)	$4,061	$11,141	$4,608	$(768)	$(7,753)	$11,289

	(in thousands)
	Six Months Ended
	June 30, 2013
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$134,703	$190,646	$93,041	$31,800	$45,770	$495,960
Intersegment sales	7,746	23,037	11,575	2,320	-	44,678
Gross profit	32,032	48,656	21,730	2,507	9,084	114,009
Gross profit percent	23.8%	25.5%	23.4%	7.9%	19.8%	23.0%
Segment profit (loss)	$15,202	$20,198	$8,829	$(3,149)	$(15,927)	$25,153

	(in thousands)
	Three Months Ended
	June 30, 2012
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$59,431	$94,860	$45,160	$19,230	$19,594	$238,275
Intersegment sales	6,140	6,320	6,265	418	112	19,255
Gross profit	11,775	25,818	10,151	2,054	3,263	53,061
Gross profit percent	19.8%	27.2%	22.5%	10.7%	16.7%	22.3%
Segment profit (loss)	$3,902	$11,567	$4,082	$(873)	$(8,210)	10,468

	(in thousands)
	Six Months Ended
	June 30, 2012
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$128,102	$186,164	$87,153	$41,288	$47,536	$490,243
Intersegment sales	14,050	13,316	9,482	958	113	37,919
Gross profit	28,171	49,555	20,756	5,137	8,038	111,657
Gross profit percent	22.0%	26.6%	23.8%	12.4%	16.9%	22.8%
Segment profit (loss)	$11,293	$21,138	$8,003	$(1,046)	$(17,423)	$21,965

A reconciliation of total segment profits to the Company’s consolidated totals is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total segment profits	$11,289	$10,468	$25,153	$21,965
Elimination of intersegment profit	(136)	(887)	(750)	(360)
Net income from continuing operations	11,153	9,581	24,403	21,605
Income from discontinued operations, net of tax	-	848	-	1,082
Net income attributable to non-controlling interest in subsidiaries	(61)	(63)	(140)	(76)
Net income attributable to controlling interest	$11,092	$10,366	$24,263	$22,611

Note 12.  Contingent Matters
Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of $1,558,000 and $2,091,000 as of June 30, 2013 and December 31, 2012, respectively.  The maximum potential amount of future payments for which the Company would be liable was equal to $1,558,000 as of June 30, 2013.  These arrangements also provide that the Company will receive the lender’s full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements.  The Company has recorded a liability of $243,000 related to these guarantees as of June 30, 2013.

In addition, the Company is contingently liable under letters of credit issued by Wells Fargo totaling $10,599,000 as of June 30, 2013, including a $1,600,000 letter of credit issued on behalf of Astec Australia, one of the Company’s foreign subsidiaries.  The outstanding letters of credit expire at various dates through November 2017.  As of June 30, 2013, Osborn is contingently liable for a total of $1,560,000 in performance letters of credit, advance payments and retention guarantees.  As of June 30, 2013, Astec Australia is contingently liable for a total of $847,000 in performance bank guarantees.  The maximum potential amount of future payments under these letters of credit and guarantees for which the Company could be liable is $13,006,000 as of June 30, 2013.

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

Note 13.  Shareholders’ Equity
Under terms of the Company’s stock option plans, officers and certain other employees were granted options to purchase the Company’s common stock at no less than 100% of the market price on the date the option was granted.  No additional options can be granted under these plans; however, the Company has reserved unissued shares of common stock for the exercise of the 17,862 unexercised and outstanding options as of June 30, 2013 under these employee plans.  All options granted under these plans vested prior to 2007.

In addition, the Company’s Non-employee Directors Stock Incentive Plan allows non-employee directors to have a personal financial stake in the Company through an ownership interest.  Directors may elect to receive their compensation in cash, common stock, deferred stock or stock options.  Options granted under the Non-employee Directors Stock Incentive Plan vest and become fully exercisable immediately.  All stock options have a 10-year term.  The shares reserved under the 1998 Non-Employee Directors Stock Incentive Plan total 122,575 as of June 30, 2013, of which 100,958 shares are available for future grants of stock or deferred stock to directors.  No additional options can be granted under this plan.  The fair value of stock awards granted to non-employee directors totaled $58,000 for each of the three-month periods ended June 30, 2013 and 2012.  The fair value of stock awards granted to non-employee directors totaled $116,000 for each of the six-month periods ended June 30, 2013 and 2012.

In 2006, the Company adopted a five-year plan to award key members of management restricted stock units (“RSUs”) each year under the Company’s 2006 Incentive Plan.  The plan allowed the Company to grant up to 700,000 RSUs to employees based upon the annual performance of individual subsidiaries and the Company as a whole during each of the five years ended December 31, 2010.  Additional RSUs were granted in 2011 based upon cumulative five-year performance.  Generally, each award will vest at the end of five years from its date of grant, or at the time a recipient retires after reaching age 65, if earlier.  In early 2011, a subsequent plan was formulated under the Company’s 2011 Incentive Plan, which was approved by the Company’s shareholders in their annual meeting held in April 2011.  This plan also allows the Company to grant up to 700,000 RSUs to employees and will operate in a similar fashion to the 2006 Incentive Plan for each of the five years ending December 31, 2015.  Compensation expense of $151,000 and $371,000 has been recorded in the three-month periods ended June 30, 2013 and 2012, respectively, to reflect the fair value of the total shares granted or expected to be granted under both plans, amortized over the portion of the vesting period occurring during the periods.  Compensation expense of $528,000 and $438,000 has been recorded in the six-month periods ended June 30, 2013 and 2012, respectively, to reflect the fair value of the total shares granted or expected to be granted under both plans, amortized over the portion of the vesting period occurring during the periods.  No RSUs vested during the three-month periods ended June 30, 2013 and 2012.  A total of 68,629 and 62,307 RSUs vested during the six-month periods ended June 30, 2013 and 2012, respectively.  The Company withheld 22,330 and 19,146 shares due to statutory payroll tax withholding requirements upon the vesting of the RSUs in the first six months of 2013 and 2012, respectively, and used Company funds to remit the related required minimum withholding taxes to the various tax authorities.  The vesting date fair value of the RSUs that vested in the six-month periods ended June 30, 2013 and 2012 was $2,405,000 and $2,233,000, respectively.

Note 14.  Seasonality
Based upon historical results of the past several years, 51% to 53% of the Company’s annual revenues typically occur during the first six months of the year.

Note 15.  Other Income, net of expenses
Other income, net of expenses for the three and six-month periods ended June 30, 2013 and 2012 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income	$239	$288	$578	$535
Gain (loss) on investments	(212)	(23)	(164)	51
License fee income	76	67	290	493
Other	(71)	289	80	390
Total	$32	$621	$784	$1,469

Note 16.  Derivative Financial Instruments
The Company is exposed to certain risks related to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency risk.  From time to time the Company’s foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.  The fair value of the derivative financial instrument is recorded on the Company’s balance sheet and is adjusted to fair value at each measurement date.  The changes in fair value are recognized in the consolidated statements of income in the current period.  The Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes.  The average U.S. dollar equivalent notional amount of outstanding foreign currency exchange contracts was $12,041,000 during the six-month period ended June 30, 2013. The Company reported $1,001,000 of derivative assets in short-term investments at June 30, 2013.  At December 31, 2012, the Company reported $145,000 of derivative liabilities in other accrued liabilities.  The Company recognized, as a component of cost of sales, a net gain on the change in fair value of derivative financial instruments of $939,000 in the three-month period ended June 30, 2013. In the three-months ended June 30, 2012, the Company recognized as a component of cost of sales, a net loss of $77,000.  For the six-month period ended June 30, 2013, the Company recognized, as a component of cost of sales, a net gain of $1,276,000.  In the six-months ended June 30, 2012, the Company recognized, as a component of cost of sales, a net loss of $401,000.  There were no derivatives that were designated as hedges at June 30, 2013.

Note 17.  Business Formation
The Company has funded $7,500,000 of an expected $12,000,000 investment in Astec Agregados E Mineracao Do Brasil LTDA (“Astec Brazil”) located in Vespasiano, Minas Gerais, Brazil, a consolidated subsidiary of the Company.  When fully funded by both the Company and a minority Brazil based shareholder, the Company anticipates a 75% ownership in Astec Brazil.  To date, Astec Brazil has had only limited revenues and start-up related expenditures, but plans to construct a manufacturing facility in Brazil during 2013 with an expected cost of approximately $20,000,000.  Ground breaking for the manufacturing facility occurred in June 2013.  Astec Brazil plans to fund the acquisition costs of the plant with borrowings from the parent company and the costs of equipment with borrowings from a local Brazilian bank.  The Company expects to increase its international market penetration in Brazil and Latin American countries with the aggregate and mining segment’s product lines to be produced in this facility.

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

Augers’ results of operations are presented as discontinued operations for the three and six-month periods ended June 30, 2012 in the Company’s consolidated statements of income.  The sales of the Trencor large trencher product line, the small utility trencher and drill product lines, and their operating results during 2012 were immaterial and are included in 2012 results from continuing operations in the consolidated statements of income.  Augers’ previously reported sales of $15,600,000 and $30,270,000 for the three and six-month periods ended June 30, 2012 are excluded from sales reported in the accompanying consolidated statements of income.  The post-closing adjustments to the sales price were finalized in June 2013, and the resulting $499,000 purchase price adjustment payable from the Company to the buyer is included in other current liabilities in the Company’s June 30, 2013 consolidated balance sheet.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words “will,” “would,” “should,” “could,” “may,” “believes,” “anticipates,” “intends,” “forecasts” and “expects” and similar expressions.  Such forward-looking statements include, without limitation, statements regarding the Company’s expected sales and results of operations during 2013, the Company’s expected capital expenditures in 2013, the expected benefit and impact of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through June 30, 2014, the amount and impact of any current or future state or federal funding for transportation construction programs, the need for road improvements, the amount and impact of other public sector spending and funding mechanisms, changes in the economic environment as it affects the Company, the timing and impact of changes in the economy, the market confidence of customers and dealers, the Company being called upon to fulfill certain contingencies, the expected dates of granting of restricted stock units, changes in interest rates and the impact of such changes on the financial results of the Company, changes in the prices of steel and oil and the impact of such changes generally and on the demand for the Company’s products, customer’s buying decisions and the Company’s business, the ability of the Company to offset future changes in prices in raw materials, the change in the strength of the dollar and the level of the Company’s presence and sales in international markets, the impact that further development of domestic oil and natural gas production capabilities would have on the domestic economy and the Company’s business, the seasonality of the Company’s business, the percentage of the Company’s equipment sold directly to end users, the amount or value of unrecognized tax benefits, plans for the startup of the Company’s manufacturing facility in Brazil, payment of dividends by the Company, the Company’s discussion of its critical accounting policies and the ultimate outcome of the Company’s current claims and legal proceedings.

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

The Company has 15 manufacturing companies, 14 of which fall within four reportable operating segments, which include the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group. The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other unrelated industries including energy production, concrete mixing plants and wood pellet processing equipment. The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries. The business units in the Mobile Asphalt Paving Group design, manufacture and market asphalt pavers, material transfer vehicles, milling machines, stabilizers and screeds. The business units in the Underground Group design, manufacture and market portable drilling rigs and related equipment for the water well, environmental, groundwater monitoring, construction, geothermal, mining and oil and gas exploration and production industries. The Company also has one other category that contains the business units that do not meet the requirements for separate disclosure as an operating segment. The business units in the Other category include Peterson Pacific Corp. (“Peterson”), Astec Australia Pty Ltd (“Astec Australia”), Astec Insurance Company (“Astec Insurance” or “the captive”) and Astec Industries, Inc., the parent company. The Other group's results also include United Stateds federal income taxes on all companies, which are recorded on the parent company's books.  Peterson designs, manufactures and markets whole-tree pulpwood chippers, horizontal grinders and blower trucks. Astec Australia markets and installs equipment, services and provides parts for many of the products produced by the Company’s manufacturing companies. Astec Insurance is a captive insurance company.

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

In recent history through September 2009, federal funding for road, highway and bridge construction, repair and improvement of the federal highways and other transit projects was accomplished by long-term (typically six years) legislation.  From September 2009 until July 2012 such federal funding was accomplished by several shorter term legislative actions.  The Company believes that federal highway funding enacted through long-term legislation positively influences the purchasing decisions of the Company’s customers who are more comfortable making purchasing decisions with multi-year legislation in place. Federal funding provides for approximately 25% of all highway, street, roadway and parking construction in the United States.

The U.S. Congress funded federal transportation expenditures for the fiscal year ended September 30, 2011 at the 2010 level of $41.1 billion, and it approved short-term funding of federal transportation expenditures through June 30, 2012 at the same levels.  In July 2012, President Obama signed into law the “Moving Ahead for Progress in the 21st Century Act” (“Map-21”), which authorized $105 billion of federal spending on highway and public transportation programs through fiscal year 2014. Map-21 is the first long-term highway legislation enacted since 2005 and continues federal highway and transit funding at 2012 levels with modest increases for inflation. Although the Company believes Map-21 will help stabilize the federal highway program in the near term, the Company believes a longer multi-year highway program would have the greatest positive impact on the road construction industry and allow its customers to plan and execute longer-term projects. The level of future federal highway construction is uncertain and any future funding may be at lower levels than in the past.

Several other countries have implemented infrastructure spending programs to stimulate their economies. The Company believes these spending programs have had a positive impact on its financial performance; however, the magnitude of that impact cannot be determined.

The public sector spending described above is needed to fund road, bridge and mass transit improvements. The Company believes that increased funding is unquestionably needed to restore the nation’s highways to a quality level required for safety, fuel efficiency and mitigation of congestion. In the Company’s opinion, amounts needed for such improvements are significantly greater than amounts approved to date, and funding mechanisms such as the federal usage fee per gallon of gasoline, which is currently still at the 1993 level of 18.4 cents per gallon, would likely need to be increased along with other measures to generate the funds needed.

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and its impact on customers’ purchasing decisions and the price of steel may each affect the Company’s financial performance. Economic downturns generally result in decreased purchasing by the Company’s customers, which, in turn, causes reductions in sales and increased pricing pressure on the Company’s products. Rising interest rates also typically negatively impact customers’ attitudes toward purchasing equipment. The Federal Reserve has maintained historically low interest rates in response to the current economic downturn; however, interest rates may increase during the remainder of 2013 and thereafter.

Significant portions of the Company’s revenues relate to the sale of equipment involved in the production, handling, recycling or installation of asphalt mix. Liquid asphalt is a by-product of oil production. An increase in the price of oil increases the cost of asphalt, which is likely to decrease demand for asphalt and therefore decrease demand for certain Company products. While increasing oil prices may have a negative financial impact on many of the Company’s customers, the Company’s equipment can use a significant amount of recycled asphalt pavement, thereby mitigating the effect of increased oil prices on the final cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt mix. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. The Company’s customers appear to be adapting their prices in response to the fluctuating oil prices, and the fluctuations did not appear to significantly impair equipment purchases in 2012 or the first half of 2013. The Company expects oil prices to continue to fluctuate in 2013 and thereafter.  Minor fluctuations in oil prices should not have a significant impact on customers’ buying decisions. However, political uncertainty in oil producing countries, interruptions in oil production due to disasters, whether natural or man-made, or other economic factors could significantly impact oil prices, which could negatively impact demand for the Company’s products.

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

Steel is a major component in the Company’s equipment.  Continued weakness in demand and abundant supply has kept steel prices at low levels during the first half of 2013. Material inputs such as scrap, iron ore and coking coal, also currently at low cost levels, will significantly affect the price of steel for the remainder of 2013.  Management believes that continued supply and demand imbalances will result in relatively stable input costs and anticipates steel prices will remain close to current levels with some modest increases possible through the remainder of 2013. The Company will review the trends in steel prices during the latter portion of 2013 and establish future contract pricing accordingly to minimize the impact of any potential price increases.

In addition to the factors stated above, many of the Company’s markets are highly competitive, and its products compete worldwide with a number of other manufacturers and dealers that produce and sell similar products. During 2010, 2011 and a portion of 2012 a weak dollar, combined with improving economic conditions in certain foreign economies, had a positive impact on the Company’s international sales. The dollar strengthened against many foreign currencies during the later portion of 2012 and the first half of 2013, which has negatively impacted pricing in certain foreign markets.  Increasing domestic interest rates or weakening economic conditions abroad could cause the dollar to further strengthen, which could negatively impact the Company’s international sales.

In the United States and internationally, the Company’s equipment is marketed directly to customers as well as through dealers. In recent years, approximately 75% to 80% of equipment sold by the Company was sold directly to the end user. The Company expects this ratio to remain relatively consistent through 2013.

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

Results of Operations
Net Sales
Net sales increased $9,852,000 or 4.1% from $238,275,000 for the second quarter of 2012 (after eliminating sales by American Augers, which was sold in November 2012) to $248,127,000 for the second quarter of 2013. Sales are generated primarily from new equipment and parts sales to domestic and international customers. Sales increased by $5,024,000 in the Aggregate and Mining Group, $3,722,000 in the Asphalt Group, $2,652,000 in the Other Group and $590,000 in the Mobile Asphalt Paving Group.  These increased sales were offset by decreased sales of $2,136,000 in the Underground Group.

Net sales increased $5,717,000 or 1.2% from $490,243,000 for the first six months of 2012 (after eliminating sales by American Augers, which was sold in November 2012) to $495,960,000 for the first six months of 2013. Sales are generated primarily from new equipment and parts sales to domestic and international customers. Sales increased by $6,601,000 in the Asphalt Group, $5,888,000 in the Mobile Asphalt Paving Group and $4,482,000 in the Aggregate and Mining Group.  These increased sales were offset by sales decreases of $9,488,000 in the Underground Group and $1,766,000 in the Other Group.

Domestic sales for the second quarter of 2013 were $162,304,000 or 65.4% of consolidated net sales compared to $154,381,000 or 64.8% of consolidated net sales for the second quarter of 2012, an increase of $7,923,000 or 5.1%, due primarily to increases in sales by the Asphalt, Aggregate and Mining, Mobile Asphalt Paving and Other groups.  International sales for the second quarter of 2013 were $85,823,000 or 34.6% of consolidated net sales compared to $83,894,000 or 35.2% of consolidated net sales for the second quarter of 2012, an increase of $1,929,000 or 2.3%, due primarily to increases in sales by the Other, Aggregate and Mining and Underground groups, offset by sales decreases in the Asphalt and Asphalt Mobile Paving groups.  The increases in international sales occurred primarily in Africa, the West Indies, the Middle East, Brazil and Australia, offset by sales decreases in Canada, the Post-Soviet States and South America, excluding Brazil.

Domestic sales for the first six months of 2013 were $324,245,000 or 65.4% of consolidated net sales compared to $309,454,000 or 63.1% of consolidated net sales for the first six months of 2012, an increase of $14,791,000 or 4.8%, due primarily to increases in sales by the Asphalt, Mobile Asphalt Paving and Other groups, offset by a decrease in sales by the Underground group.  International sales for the first six months of 2013 were $171,715,000 or 34.6% of consolidated net sales compared to $180,789,000 or 36.9% of consolidated net sales for the first six months of 2012, a decrease of $9,074,000 or 5.0%, due primarily to decreases in sales by the Other, Asphalt, Mobile Asphalt Paving and Underground groups, offset by a sales increase in the Aggregate and Mining group.  Sales were negatively impacted by economic uncertainties in several of the countries in which the Company markets its products as well as a strengthening of the U.S. dollar against many foreign currencies.  The decreases in international sales occurred primarily in Australia, the Post-Soviet States and South America, including Brazil, offset by sales increases in Africa, Europe and the West Indies.

Parts sales for the second quarter of 2013 were $62,736,000 compared to $60,079,000 for the second quarter of 2012, an increase of $2,657,000 or 4.4%.  Parts sales as a percentage of net sales increased 10 basis points from 25.2% for the second quarter of 2012 to 25.3% for the second quarter of 2013.

Parts sales for the first six months of 2013 were $130,768,000 compared to $132,881,000 for the first six months of 2012, a decrease of $2,113,000 or 1.6%.  Parts sales as a percentage of net sales decreased 70 basis points from 27.1% for the first six months of 2012 to 26.4% for the first six months of 2013.

Gross Profit
Consolidated gross profit increased $2,381,000 or 4.5% to $55,442,000 for the second quarter of 2013 compared to $53,061,000 for the second quarter of 2012.  Gross profit as a percentage of sales remained flat at 22.3% for the second quarter of 2012 and 2013.

Consolidated gross profit increased $2,352,000 or 2.1% to $114,009,000 for the first six months of 2013 compared to $111,657,000 for the first six months of 2012.  Gross profit as a percentage of sales increased 20 basis points from 22.8% for the first six months of 2012 to 23.0% for the first six months of 2013.

Selling, General, Administrative and Engineering Expenses
Selling, general, administrative and engineering expenses for the second quarter of 2013 were $37,795,000, or 15.2% of net sales, compared to $38,456,000, or 16.1% of net sales for the second quarter of 2012, a decrease of $661,000, or 1.7%.

Selling, general, administrative and engineering expenses for the first six months of 2013 were $78,162,000, or 15.8% of net sales, compared to $78,599,000, or 16.0% of net sales for the first six months of 2012, a decrease of $437,000, or 0.6%.

Interest Expense
Interest expense for the second quarter of 2013 increased $34,000 to $76,000 from $42,000 for the second quarter of 2012.

Interest expense for the first six months of 2013 increased $59,000 to $147,000 from $88,000 for the first six months of 2012.

Other Income, net of expenses
Other income, net of expenses was $32,000 for the second quarter of 2013 compared to $621,000 for the second quarter of 2012, a decrease of $589,000.  Other income is generated primarily by earnings on investments held by Astec Insurance, the Company’s captive insurance company, as well as interest income and license fee income.  The decrease between years is primarily related to decreases in royalties, interest income and investment earnings between periods.

Other income, net of expenses was $784,000 for the first six months of 2013 compared to $1,469,000 for the first six months of 2012, a decrease of $685,000.  Other income is generated primarily by earnings on investments held by Astec Insurance, the Company’s captive insurance company, as well as interest income and license fee income.  The decrease between years is primarily related to decreases in license fee income, interest income and investment earnings between periods.

Income Tax on Continuing Operations
Income tax expense on continuing operations for the second quarter of 2013 was $6,450,000, compared to $5,603,000 for the second quarter of 2012. The Company’s combined effective tax rates for the second quarters of 2013 and 2012 were 36.6% and 36.9%, respectively.

Income tax expense on continuing operations for the first six months of 2013 was $12,081,000, compared to $12,834,000 for the first six months of 2012. The Company’s combined effective tax rates for the first six months of 2013 and 2012 were 33.1% and 37.3%, respectively.  The effective tax rate for the first six months of 2013 was favorably impacted by benefits for research and development tax credits on eligible expenses incurred in both 2012 and the first six months of 2013, as the tax legislation enacting the tax credit for 2012 was not approved by Congress until January 2013.

Net Income
The Company had net income attributable to controlling interest of $11,092,000 for the second quarter of 2013 compared to $10,366,000 for the second quarter of 2012, an increase of $726,000, or 7.0%. Net income attributable to controlling interest per diluted share was $0.48 for the second quarter of 2013 compared to $0.45 for the second quarter of 2012, an increase of $0.03 or 6.7%. Diluted shares outstanding for the quarters ended June 30, 2013 and 2012 were 23,069,000 and 23,041,000, respectively.

The Company had net income attributable to controlling interest of $24,263,000 for the first six months of 2013 compared to $22,611,000 for the first six months of 2012, an increase of $1,652,000, or 7.3%. Net income attributable to controlling interest per diluted share was $1.05 for the first six months of 2013 compared to $0.98 for the first six months of 2012, an increase of $0.07 or 7.1%. Diluted shares outstanding for the six months ended June 30, 2013 and 2012 were 23,075,000 and 23,047,000, respectively.

Business Divesture
On October 31, 2012, the Company entered into an agreement to sell its ownership interest in American Augers, Inc., (“Augers”) a wholly owned subsidiary of the Company, as well as certain assets of the Trencor large trencher product line of Astec Underground to The Charles Machine Works, Inc.  The sale of Augers was completed in November 2012 and is being accounted for as a discontinued operations, and therefore revenues, expenses and net income from continuing operations for the three and six-month periods ended June 30, 2012 shown in the consolidated statement of income have been adjusted from previously reported results to exclude the operations of Augers.  Augers accounted for approximately $15,600,000 and $30,270,000 of net sales during the three and six months ended June 30, 2012, respectively.

The Company’s strategy over the years has been to buy and grow companies; however, the Company sold its utility trencher and drill line to Toro earlier in 2012, and the opportunity subsequently arose to sell the Company’s investment in Augers and the Trencor line of large trenchers at Astec Underground.  This sale will allow future redeployment of the investment into the Company’s core industries of infrastructure, mining and energy.  The Company retained the vertical oil drilling rigs and related equipment product lines, which have been relocated to GEFCO in Enid, Oklahoma.

Dividends
In November 2012, the Company declared its first ever dividend to the holders of its common stock.  The $1.00 per share dividend was paid in December 2012 to shareholders of record of the Company’s common stock on November 20, 2012.

On February 28, 2013, the Company’s Board of Directors approved a dividend policy pursuant to which the Company began paying a quarterly $0.10 per share dividend on its common stock beginning in the second quarter of 2013.  The actual amount of future quarterly dividends, if any, will be based upon the Company’s financial position, results of operations, cash flows, capital requirements and restrictions under the Company’s existing credit agreement among other factors.  The Board retained the power to modify, suspend or cancel the Company’s dividend policy in any manner and at any time it deems necessary or appropriate in the future.  The Company paid its first quarterly dividend of $0.10 per common share to shareholders on May 30, 2013.

Backlog
The backlog of orders as of June 30, 2013 was $240,623,000 compared to $254,800,000 as of June 30, 2012, a decrease of $14,177,000, or 5.6%. Domestic backlogs decreased $6,765,000 or 4.6%, and international backlogs decreased $7,412,000 or 6.9%.   The June 30, 2013 backlog was comprised of 58.3% domestic orders and 41.7% international orders as compared to 57.7% domestic orders and 42.3% international orders as of June 30, 2012.  The Company is unable to determine whether the changes in backlogs were experienced by the industry as a whole; however, the Company believes the changes in backlogs reflect the current economic conditions the industry is experiencing.

Segment Net Sales-Quarter (in thousands):

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Asphalt Group	$63,153	$59,431	$3,722	6.3%
Aggregate and Mining Group	99,884	94,860	5,024	5.3%
Mobile Asphalt Paving Group	45,750	45,160	590	1.3%
Underground Group	17,094	19,230	(2,136)	(11.1%)
Other Group	22,246	19,594	2,652	13.5%

Asphalt Group: Sales in this group were $63,153,000 for the second quarter of 2013 compared to $59,431,000 for the same period in 2012, an increase of $3,722,000 or 6.3%.  Domestic sales for the Asphalt Group increased $6,127,000 or 13.6% for the second quarter of 2013 compared to the same period in 2012 due primarily to one large asphalt plant order received in 2009 finally shipped during the second quarter of 2013.  Sales by the Asphalt group were negatively impacted in the second quarter of 2013 by abnormally high rainfall levels in many areas of the United States which delayed equipment shipments due to customers not being able to complete their site preparations for the equipment.  International sales for the Asphalt Group decreased $2,405,000 or 16.7% for the second quarter of 2013 compared to the same period in 2012 due primarily to decreased sales in Canada offset by increased sales in the Middle East.  Parts sales for the Asphalt Group increased 13.2% for the second quarter of 2013 compared to the same period in 2012.

Aggregate and Mining Group: Sales in this group were $99,884,000 for the second quarter of 2013 compared to $94,860,000 for the same period in 2012, an increase of $5,024,000 or 5.3%.  Domestic sales for the Aggregate and Mining Group increased $3,501,000 or 7.1% for the second quarter of 2013 compared to the same period in 2012.  International sales for the Aggregate and Mining Group increased $1,523,000 or 3.4% for the second quarter of 2013 compared to the same period in 2012. The increases in international sales occurred primarily in Brazil, Africa, the West Indies and Central America offset by decreases in sales in Europe.  Parts sales for this group increased 7.1% for the second quarter of 2013 compared to the same period in 2012.

Mobile Asphalt Paving Group: Sales in this group were $45,750,000 for the second quarter of 2013 compared to $45,160,000 for the same period in 2012, an increase of $590,000 or 1.3%.  Domestic sales for the Mobile Asphalt Paving Group increased $1,151,000 or 3.2% for the second quarter of 2013 compared to the same period in 2012 due primarily to the impact of the new Map-21 long-term federal funding passed by Congress in 2012 as well as gains in market share.  Mobile Asphalt Paving group’s sales were negatively impacted by abnormally high rainfall levels in many areas of the United States which delayed many customers’ road construction and repaving projects.  International sales for the Mobile Asphalt Paving Group decreased $561,000 or 5.9% for the second quarter of 2013 compared to the same period in 2012. The decrease in international sales occurred primarily in Canada and the West Indies offset by increased sales in Europe.  Parts sales for this group decreased 4.5% for the second quarter of 2013 compared to the same period in 2012.

Underground Group: Sales in this group were $17,094,000 for the second quarter of 2013 compared to $19,230,000 for the same period in 2012, a decrease of $2,136,000 or 11.1%.  Domestic sales for the Underground Group decreased $3,548,000 or 21.7% for the second quarter of 2013 compared to the same period in 2012.  International sales for the Underground Group increased $1,412,000 or 48.9% for the second quarter of 2013 compared to the same period in 2012. The increases in international sales occurred primarily in Africa and were offset by a decrease in sales in South America, including Brazil.  Parts sales for this group decreased 14.2% for the second quarter of 2013 compared to the same period in 2012.

Other Group: Sales in this group were $22,246,000 for the second quarter of 2013 compared to $19,594,000 for the same period in 2012, an increase of $2,652,000 or 13.5%.  Domestic sales for the Other Group increased $692,000 or 8.7% for the second quarter of 2013 compared to the same period in 2012 due to increases in sales by Peterson Pacific.  International sales for the Other Group increased $1,960,000 or 16.8% for the second quarter of 2013 compared to the same period in 2012. The increases in international sales occurred primarily in Australia.  Parts sales for this group increased 7.4% for the second quarter of 2013 compared to the same period in 2012.

Segment Net Sales-Six Months (in thousands):

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Asphalt Group	$134,703	$128,102	$6,601	5.2%
Aggregate and Mining Group	190,646	186,164	4,482	2.4%
Mobile Asphalt Paving Group	93,041	87,153	5,888	6.8%
Underground Group	31,800	41,288	(9,488)	(23.0%)
Other Group	45,770	47,536	(1,766)	(3.7%)

Asphalt Group: Sales in this group were $134,703,000 for the first six months of 2013 compared to $128,102,000 for the same period in 2012, an increase of $6,601,000 or 5.2%.  Domestic sales for the Asphalt Group increased $9,606,000 or 10.0% for the first six months of 2013 compared to the same period in 2012 due to improved economic conditions and one large asphalt plant order received in 2009 finally shipped during the second quarter of 2013.  International sales for the Asphalt Group decreased $3,005,000 or 9.5% for first six months of 2013 compared to the same period in 2012 due primarily to decreased sales in the Post–Soviet states, Canada and Asia offset by increased sales in Russia, the West Indies, Europe and the Middle East.  Parts sales for the Asphalt Group increased 3.7% for the first six months of 2013 compared to the same period in 2012.

Aggregate and Mining Group: Sales in this group were $190,646,000 for the first six months of 2013 compared to $186,164,000 for the same period in 2012, an increase of $4,482,000 or 2.4%.  Domestic sales for the Aggregate and Mining Group increased $335,000 or 0.3% for the first six months of 2013 compared to the same period in 2012.  International sales for the Aggregate and Mining Group increased $4,147,000 or 4.7% for the first six months of 2013 compared to the same period in 2012. The increases in international sales occurred primarily in Russia, Mexico, Africa and Canada and were offset by decreases in sales in Brazil and China.  Parts sales for this group increased 6.0% for the first six months of 2013 compared to the same period in 2012.

Mobile Asphalt Paving Group: Sales in this group were $93,041,000 for the first six months of 2013 compared to $87,153,000 for the same period in 2012, an increase of $5,888,000 or 6.8%.  Domestic sales for the Mobile Asphalt Paving Group increased $7,913,000 or 11.6% for first six months of 2013 compared to the same period in 2012 due primarily to the impact of the new Map-21 long-term federal funding passed by Congress in 2012 as well as gains in market share.  Market share growth is attributed to favorable customer response to the Company’s Tier IV compliant machinery and recently added features, such as remote diagnostic technology which allows factory technicians to diagnose performance issues over wireless connections via the internet. International sales for the Mobile Asphalt Paving Group decreased $2,025,000 or 10.7% for the first six months of 2013 compared to the same period in 2012. The decrease in international sales occurred primarily in Russia and was offset by increased sales in Europe.  Parts sales for this group decreased 7.8% for the first six months of 2013 compared to the same period in 2012.

Underground Group: Sales in this group were $31,800,000 for the first six months of 2013 compared to $41,288,000 for the same period in 2012, a decrease of $9,488,000 or 23.0%.  Domestic sales for the Underground Group decreased $8,837,000 or 27.4% for the first six months of 2013 compared to the same period in 2012 due primarily to the divestiture of the Trencor product line in late 2012 and the partial usage of the Company’s Loudon, Tennessee facility as a manufacturing center for products sold by other companies, both within and outside the Astec family of companies.  International sales for the Underground Group decreased $651,000 or 7.2% for the first six months of 2013 compared to the same period in 2012. The decreases in international sales occurred primarily in South America, Mexico and Canada and were offset by an increase in sales in Africa.  Parts sales for this group decreased 34.4% for the first six months of 2013 compared to the same period in 2012.

Other Group: Sales in this group were $45,770,000 for the first six months of 2013 compared to $47,536,000 for the same period in 2012, a decrease of $1,766,000 or 3.7%.  Domestic sales for the Other Group increased $5,775,000 or 37.3% for the first six months of 2013 compared to the same period in 2012 as a result of increases in sales of recyclers and grinders by Peterson Pacific due primarily to improved economic conditions in the domestic housing and other markets.  International sales for the Other Group decreased $7,541,000 or 23.5% for the first six months of 2013 compared to the same period in 2012. The decreases in international sales occurred primarily in Australia and South America and were offset by increases in sales in Canada and Europe.  Parts sales for this group increased 4.8% for the first six months of 2013 compared to the same period in 2012.

Segment Profit (Loss)-Quarter (in thousands):

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Asphalt Group	$4,061	$3,902	$159	4.1%
Aggregate and Mining Group	11,141	11,567	(426)	(3.7%)
Mobile Asphalt Paving Group	4,608	4,082	526	12.9%
Underground Group	(768)	(873)	105	12.0%
Other Group	(7,753)	(8,210)	457	5.6%

Asphalt Group: Segment profit for this group was $4,061,000 for the second quarter of 2013 compared to $3,902,000 for the same period in 2012, an increase of $159,000 or 4.1%. This group’s profits between periods were positively impacted by increased sales of $3,722,000 and reduced selling, general, administrative and engineering expenses, primarily research and development expenses, partially offset by a 100 basis point decrease in gross margins due primarily to increased plant under-absorption.

Aggregate and Mining Group: Segment profit for this group was $11,141,000 for the second quarter of 2013 compared to $11,567,000 for the same period in 2012, a decrease of $426,000 or 3.7%.  This group’s profits were negatively impacted by a 160 basis point decrease in gross margins and increased foreign income taxes on the Company's foreign subsidiaries in this group, which were partially offset by a $5,024,000 increase in sales and a reduction in research and development expenses.

Mobile Asphalt Paving Group: Segment profit for this group was $4,608,000 for the second quarter of 2013 compared to $4,082,000 for the second quarter of 2012, an increase of $526,000 or 12.9%. This increase is due primarily to a 190 basis point increase in gross margin and reduced selling, general, administrative and engineering expenses for the second quarter of 2013 compared to the second quarter of 2012.

Underground Group: This group had a segment loss of $768,000 for the second quarter of 2013 compared to a loss of $873,000 for the second quarter of 2012, an improvement of $105,000 or 12.0%.  This improvement is due primarily to a 240 basis point increase in gross margins and reduced selling, general, administrative and engineering expenses for the second quarter of 2013 compared to the second quarter of 2012, which were offset by a $2,136,000 decrease in sales.

Other Group: The Other Group had a segment loss of $7,753,000 for the second quarter of 2013 compared to a loss of $8,210,000 for the second quarter of 2012, an improvement of $457,000 or 5.6%.  The improvement in profits in the second quarter of 2013 as compared to the second quarter of 2012 is due primarily to increased gross profits resulting from a $2,652,000 increase in sales and a 370 point increase in gross margins, which were partially offset by increased selling expenses and income taxes.

Segment Profit (Loss)-Six Months (in thousands):

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Asphalt Group	$15,202	$11,293	$3,909	34.6%
Aggregate and Mining Group	20,198	21,138	(940)	(4.4%)
Mobile Asphalt Paving Group	8,829	8,003	826	10.3%
Underground Group	(3,149)	(1,046)	(2,103)	(201.1%)
Other Group	(15,927)	(17,423)	1,496	8.6%

Asphalt Group: Segment profit for this group was $15,202,000 for the first six months of 2013 compared to $11,293,000 for the same period in 2012, an increase of $3,909,000 or 34.6%. This increase is due primarily to a $6,601,000 increase in sales and a 180 basis point increase in gross margin and a reduction in selling, general, administrative and engineering expenses, primarily research and development expenses, for the first six months of 2013 as compared to the first six months of 2012.

Aggregate and Mining Group: Segment profit for this group was $20,198,000 for the first six months of 2013 compared to $21,138,000 for the same period in 2012, a decrease of $940,000 or 4.4%.  This group’s profits were negatively impacted by a 110 basis point decrease in gross margin and increased foreign income taxes on the Company’s foreign subsidiaries in this group, offset by a $4,482,000 improvement in sales for the first six months of 2013 as compared to the first six months of 2012.

Mobile Asphalt Paving Group: Segment profit for this group was $8,829,000 for the first six months of 2013 compared to $8,003,000 for the first six months of 2012, an increase of $826,000 or 10.3%. This increase is due primarily to a $5,888,000 increase in sales and reduced selling, general, administrative and engineering expenses, offset by a 40 basis point decrease in gross margin for the first six months of 2013 compared to the first six months of 2012.

Underground Group: This group had a segment loss of $3,149,000 for the first six months of 2013 compared to a loss of $1,046,000 for the first six months of 2012, a reduction in profitability of $2,103,000 or 201.1%.  This group’s profits were negatively impacted by a $9,488,000 decline in sales and a 450 basis point decrease in gross margin, offset by a reduction in selling, general, administrative and engineering expenses for the first six months of 2013 compared to the first six months of 2012.

Other Group: The Other Group had a segment loss of $15,927,000 for the first six months of 2013 compared to a loss of $17,423,000 for the first six months of 2012, an improvement of $1,496,000 or 8.6%.  The improvement in profits in the first six months of 2013 as compared to the first six months of 2012 is due primarily to a reduction in the effective tax rate on U.S. federal income taxes, which was offset by increases in selling, general, administrative and engineering expenses related primarily to sales and insurance costs.  The tax rate for the first six months of 2013 was reduced due to the fact that research and development tax credits on expenditures during both the entire 2012 year and first six months of 2013 were included in the results of operations for the first six months of 2013 due to the timing of the passage of the tax credit legislation.  The effective tax rates for 2012 did not include a benefit for research and development tax credits because the previous legislation authorizing such credits had expired and the new legislation had not yet been adopted.

Liquidity and Capital Resources
The Company’s primary sources of liquidity and capital resources are its cash on hand, investments, borrowing capacity under a $100,000,000 revolving credit facility and cash flows from operations. The Company had $41,157,000 of cash available for operating purposes as of June 30, 2013, as well as an additional $16,989,000 of short-term investments, including $14,901,000 of excess cash invested in mutual funds during the second quarter of 2013.  In addition, the Company had no borrowings outstanding under its credit facilities with Wells Fargo Bank, N.A. (“Wells Fargo”) at any time during the six months ended June 30, 2013. Net of letters of credit of $10,599,000, the Company had borrowing availability of $89,401,000 under the credit facility as of June 30, 2013.

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

The Company’s South African subsidiary, Osborn Engineered Products SA (Pty) Ltd (“Osborn”), has a credit facility of $7,586,000 (ZAR 75,000,000) to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of June 30, 2013, Osborn had $223,000 of borrowings under the credit facility and $1,560,000 in performance, advance payment and retention guarantees outstanding under the facility. The facility is unsecured and no unused facility fees are charged.  Osborn had available credit under the facility of $5,803,000 as of June 30, 2013. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 8.25% as of June 30, 2013.

The Company’s Australian subsidiary, Astec Australia Pty Ltd (“Astec Australia”), has a credit facility to finance short-term working capital needs of $92,000 (AUD 100,000), a bank guarantee facility of $1,206,000 (AUD 1,300,000) to facilitate contractual commitments and banking arrangements to finance foreign exchange dealer limit orders of up to $6,956,000 (AUD 7,500,000), secured by cash balances in the amount of $696,000 (AUD 750,000) and a $1,600,000 letter of credit issued by the parent Company.  No amounts were outstanding under the credit facility as of June 30, 2013; however, performance guarantees in the amount of $847,000 were outstanding under the bank guarantee facility as of June 30, 2013.  The interest rate is the Australian adjusted Bank Business Rate plus a margin of 1.05%. The interest rate was 10.92% as of June 30, 2013.

Cash Flows from Operating Activities (in thousands):

	Six Months Ended June 30,		Increase
	2013	2012	(Decrease)
Net income	$24,403	$22,687	$1,716
Depreciation and amortization	11,023	11,710	(687)
Deferred income tax provision (benefit)	(1,706)	3,750	(5,456)
Changes in working capital:
Increase in trade and other receivables	(14,360)	(17,717)	3,357
Increase in inventories	(10,087)	(26,919)	16,832
(Increase) decrease in prepaid expenses	(5,862)	1,001	(6,863)
Purchase of trading securities, net	(16,475)	(702)	(15,773)
Customer deposits	(2,027)	4,007	(6,034)
Increase in accounts payable	(434)	(3,346)	2,912
Other, net	(6,385)	(6,234)	(151)
Net cash used by operating activities	$(21,910)	$(11,763)	$(10,147)

For the six-month period ended June 30, 2013, net cash used by operating activities increased $10,147,000 compared to the same period in 2012.  The primary reasons for the increase in cash used from operations in the first six months of 2013 compared to the first six months of 2012 are an increase in cash used for the purchase of trading securities of $15,773,000 along with an increase in cash used for prepaid expenses of $6,863,000 and a decrease in cash received from customer deposits of $6,034,000, which were offset by a decline in the growth of inventory of $16,832,000.

Cash Flows from Investing Activities (in thousands):

	Six Months Ended June 30,		Increase
	2013	2012	(Decrease)
Expenditures for property and equipment	$(15,218)	$(11,410)	$(3,808)
Proceeds from sale of property and equipment	229	553	(324)
Net cash used by investing activities	$(14,989)	$(10,857)	$(4,132)

For the six-month period ended June 30, 2013, net cash from investing activities decreased $4,132,000 compared to the same period in 2012 primarily due to an increase in cash used for planned capital expenditures of $3,808,000.

Capital expenditures for 2013, excluding those by the Company’s Brazilian operations, are forecasted to be a total of $31,455,000. The Company expects to finance these expenditures using currently available cash balances, internally generated funds and available credit under the Company’s credit facilities. Capital expenditures are generally for machinery, equipment and facilities used by the Company in the production of its various products. The Company plans to construct a manufacturing facility in Brazil in 2013 with an expected cost of $20,000,000 and plans to fund the costs of the plant facility with borrowings from the parent company and the costs of equipment with borrowings from a local Brazilian bank. The Company believes that its current working capital, cash flows generated from future operations and available capacity under its credit facilities will be sufficient to meet the Company’s working capital and capital expenditure requirements through June 30, 2014.

Cash Flows from Financing Activities (in thousands):

	Six Months Ended June 30,		Increase
	2013	2012	(Decrease)
Proceeds from exercise of stock options	$78	$492	$(414)
Withholding taxes paid upon vesting of restricted stock units	(783)	(686)	(97)
Payment of dividends	(2,285)	-	(2,285)
Net proceeds from sale of subsidiaries shares to minority shareholders	1,897	1,007	890
Other, net	(166)	42	(208)
Net cash provided (used) by financing activities	$(1,259)	$855	$(2,114)

Cash provided (used) by financing activities decreased $2,114,000 for the first six months of 2013 compared to the same period in 2012, due primarily to the payment of dividends of $2,285,000 in the second quarter of 2013, which was offset by the change in net proceeds from the sale of shares to the minority shareholders of the Company’s South African and Brazilian subsidiaries of $890,000.

The Company sold American Augers, Inc. on November 30, 2012.  Cash flows from the operations of American Augers are reflected in the statements of cash flows for the six month period ending June 30, 2012. Cash flows from the operations of American Augers were not material during the periods presented, and the absence of cash flows related to American Augers is not expected to impact materially the Company’s future liquidity or capital resources. See Note 18, Discontinued Operations, for additional information regarding the sale of American Augers.

Financial Condition
The Company’s current assets increased to $511,145,000 as of June 30, 2013 from $499,866,000 as of December 31, 2012, an increase of $11,279,000, or 2.3%.  The increase is primarily attributable to an increase in inventories of $10,087,000, an increase in trade receivables of $13,828,000, an increase in prepaid expenses and other of $9,306,000 and an increase in short term investments of $15,655,000. These increases were offset by decreases in cash and cash equivalents of $39,772,000.

The Company’s current liabilities decreased to $139,579,000 as of June 30, 2013 as compared to $144,369,000 as of December 31, 2012, a decrease of $4,790,000, or 3.3%.  The decrease is primarily attributable to decreases in customer deposits of $2,027,000 and accrued payroll and related liabilities of $1,541,000.

Market Risk and Risk Management Policies
We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2012.

Off-balance Sheet Arrangements
As of June 30, 2013, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Seasonality
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the three and six-month periods ended June 30, 2013 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.  Based upon historical results of the past several years, 51% to 53% of the Company’s annual revenues typically occur during the first six months of the year.

Contractual Obligations
During the six months ended June 30, 2013, there were no substantial changes in our commitments or contractual liabilities.

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

Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.  Exhibits

Exhibit No.		Description
10.1		Amendment to the Astec Industries, Inc. Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2008, effective April 25, 2013.
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

ASTEC INDUSTRIES, INC. (Registrant)

Date: August 9, 2013	/s/ J. Don Brock
J. Don Brock Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: August 9, 2013	/s/ David C. Silvious
David C. Silvious Chief Financial Officer, Vice President, and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	Amendment to the Astec Industries, Inc. Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2008, effective April 25, 2013.
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