Form 10-Q
period 2013-09-30
ASTEC INDUSTRIES INC
filed 2013-11-12
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
OR
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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at October 23, 2013
Common Stock, par value $0.20	22,853,558

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

Astec Industries, Inc. Condensed Consolidated Balance Sheets (in thousands) (unaudited)
	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$46,342	$80,929
Short-term investments	16,343	1,334
Trade receivables, net	95,023	85,595
Other receivables	2,324	3,453
Inventories	339,826	312,683
Prepaid expenses and other	9,838	9,875
Deferred income tax assets	11,863	10,215
Total current assets	521,559	504,084
Property and equipment, net	186,546	182,839
Investments	11,599	10,232
Goodwill	15,037	15,011
Other long-term assets	15,322	16,617
Total assets	$750,063	$728,783
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$48,492	$46,210
Accrued product warranty	12,553	11,052
Customer deposits	40,445	44,224
Accrued payroll and related liabilities	17,388	16,590
Accrued loss reserves	3,611	3,221
Other current liabilities	21,086	24,245
Total current liabilities	143,575	145,542
Deferred income tax liabilities	14,084	15,170
Other long-term liabilities	18,819	17,330
Total liabilities	176,478	178,042
Shareholders’ equity	570,169	549,097
Non-controlling interest	3,416	1,644
Total equity	573,585	550,741
Total liabilities and equity	$750,063	$728,783

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Income (in thousands, except per share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$213,177	$218,391	$709,136	$708,633
Cost of sales	167,390	171,094	549,341	548,993
Gross profit	45,787	47,297	159,795	159,640
Selling, general, administrative and engineering expenses	36,635	38,411	114,797	117,010
Income from operations	9,152	8,886	44,998	42,630
Interest expense	269	152	417	240
Other income, net of expenses	1,100	836	1,885	2,305
Income from continuing operations before income taxes	9,983	9,570	46,466	44,695
Income taxes on continuing operations	3,456	2,937	15,536	16,028
Net income from continuing operations	6,527	6,633	30,930	28,667
Income from discontinued operations, net of tax	-	318	-	1,400
Net income	6,527	6,951	30,930	30,067
Net income attributable to non-controlling interest	13	48	154	124
Net income attributable to controlling interest	$6,514	$6,903	$30,776	$29,943

Earnings per common share
Net income attributable to controlling interest from continuing operations:
Basic	$0.29	$0.29	$1.35	$1.26
Diluted	$0.28	$0.29	$1.33	$1.24
Income from discontinued operations, net of tax:
Basic	$-	$0.01	$-	$0.06
Diluted	$-	$0.01	$-	$0.06
Net income attributable to controlling interest:
Basic	$0.29	$0.30	$1.35	$1.32
Diluted	$0.28	$0.30	$1.33	$1.30
Weighted average number of common shares outstanding:
Basic	22,756	22,691	22,744	22,675
Diluted	23,082	23,053	23,077	23,049
Dividends declared per common share	$0.10	$-	$0.20	$-

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Comprehensive Income (in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$6,527	$6,951	$30,930	$30,067
Other comprehensive income:
Change in unrecognized pension and post-retirement benefit costs	-	-	2	-
Income tax (provision) benefit on change in unrecognized pension and post-retirement benefit costs	(4)	(29)	54	(70)
Foreign currency translation adjustments	(168)	803	(6,984)	276
Income tax benefit on foreign currency translation adjustments	118	12	1,111	130
Other comprehensive income (loss)	(54)	786	(5,817)	336
Comprehensive income	6,473	7,737	25,113	30,403
Comprehensive income (loss) attributable to non- controlling interest	(40)	29	(297)	32
Comprehensive income attributable to controlling interest	$6,513	$7,708	$25,410	$30,371

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$30,930	$30,067
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	16,664	17,523
Provision for doubtful accounts	223	244
Provision for warranties	9,418	9,118
Deferred compensation provision (benefit)	307	(86)
Purchase of trading securities, net	(1,226)	(745)
Stock-based compensation	1,012	731
Tax expense (benefit) from stock incentive plans	77	(170)
Deferred income tax provision (benefit)	(1,541)	3,794
Gain on disposition of fixed assets	(157)	(251)
(Increase) decrease in:
Trade and other receivables	(9,479)	(6,960)
Inventories	(27,143)	(46,984)
Prepaid expenses	864	773
Other assets	(639)	(860)
Increase (decrease) in:
Accounts payable	2,282	(5,714)
Accrued product warranty	(7,640)	(8,366)
Customer deposits	(3,778)	3,257
Prepaid and income taxes payable	(1,697)	(1,515)
Other liabilities	(1,745)	(60)
Net cash provided (used) by operating activities	6,732	(6,204)
Cash flows from investing activities:
Expenditures for property and equipment	(22,142)	(17,288)
Purchase of short-term investments	(15,000)	-
Proceeds from sale of property and equipment	351	620
Net cash used by investing activities	(36,791)	(16,668)
Cash flows from financing activities:
Payment of dividends	(4,570)	-
Tax (expense) benefit from stock issued under incentive plans	(77)	170
Supplemental Executive Retirement Plan transactions, net	2	(198)
Withholding tax paid upon vesting of restricted stock units	(783)	(716)
Proceeds from exercise of stock options	78	492
Purchase of subsidiary shares from minority shareholders	-	(23)
Sale of subsidiaries shares to minority shareholders	2,069	1,030
Net cash provided (used) by financing activities	(3,281)	755
Effect of exchange rates on cash	(1,247)	176
Net decrease in cash and cash equivalents	(34,587)	(21,941)
Cash and cash equivalents, beginning of period	80,929	57,505
Cash and cash equivalents, end of period	$46,342	$35,564
See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc.
Condensed Consolidated Statement of Equity
For the Nine Months Ended September 30, 2013
(in thousands)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accum-ulated Other Compre- hensive Income (Loss)	Company Shares Held by SERP	Retained Earnings	Non- controlling Interest	Total Equity
Balance, December 31, 2012	22,799	$4,560	$133,810	$508	$(2,855)	$413,074	$1,644	$550,741
Net income	-	-	-	-	-	30,776	154	30,930
Other comprehensive income	-	-	-	(5,366)	-	-	(451)	(5,817)
Dividends declared	-	-	4	-	-	(4,574)	-	(4,570)
Change in ownership percentage of subsidiaries	-	-	-	-	-	-	2,069	2,069
Stock-based compensation	4	1	1,011	-	-	-	-	1,012
Stock issued under incentive plans	51	10	(9)	-	-	-	-	1
Withholding tax paid upon vesting of RSUs	-	-	(783)	-	-	-	-	(783)
SERP transactions, net	-	-	63	-	(61)	-	-	2
Balance, September 30, 2013	22,854	$4,571	$134,096	$(4,858)	$(2,916)	$439,276	$3,416	$573,585
See Notes to Unaudited Condensed Consolidated Financial Statements

ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine-month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Astec Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2012.

The condensed consolidated balance sheet as of December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The Company has restated the accompanying Condensed Consolidated Balance Sheet as of December 31, 2012, the Condensed Consolidated Statements of Income for the three and nine-month periods ended September 30, 2012 and the Condensed Consolidated Statement of Cash Flows and Condensed Consolidated Statement of Equity for the nine-month period ended September 30, 2012 to correct immaterial accounting errors in these statements contained in previous filings.  See Note 19, “Restatement of Previously Issued Financial Statements,” for additional information regarding the restatement.

Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities,” which describes when it is appropriate to offset financial assets and liabilities on the balance sheet. Companies will now have to disclose both gross and net information about instruments eligible for offset in the statement of financial position, instruments and transactions subject to an agreement similar to a master netting arrangement, and the collateral received in a master netting arrangement. The new disclosure will enable users of financial statements to understand significant quantitative differences in balance sheets prepared under U.S. GAAP and International Financial Reporting Standards related to the offsetting of financial instruments. The update was effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company adopted this standard as of January 1, 2013.  Adopting this standard did not have a significant impact on the Company’s financial position or results of operations.

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

The following table sets forth the computation of net income attributable to controlling interest from continuing operations and the number of basic and diluted shares used in the computation of earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income from continuing operations	$6,527	$6,633	$30,930	$28,667
Net income attributable to non-controlling interests	13	48	154	124
Net income attributable to controlling interest from continuing operations	$6,514	$6,585	$30,776	$28,543
Denominator:
Denominator for basic earnings per share	22,756	22,691	22,744	22,675
Effect of dilutive securities:
Employee stock options and restricted stock units	211	252	218	266
Supplemental Executive Retirement Plan	115	110	115	108
Denominator for diluted earnings per share	23,082	23,053	23,077	23,049

A total of 323 and 1,072 options were antidilutive for each of the three-month periods ended September 30, 2013 and 2012, respectively.  A total of 573 and 822 options were antidilutive for each of the nine-month periods ended September 30, 2013 and 2012, respectively.  Antidilutive options are not included in the diluted earnings per share computation.

Note 3.  Receivables
Receivables are net of allowances for doubtful accounts of $1,807,000 and $2,143,000 as of September 30, 2013 and December 31, 2012, respectively.

Note 4.  Inventories
Inventories consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Raw materials and parts	$131,780	$129,676
Work-in-process	86,754	76,052
Finished goods	95,010	85,060
Used equipment	26,282	21,895
Total	$339,826	$312,683

Note 5.  Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation of $204,786,000 and $192,165,000 as of September 30, 2013 and December 31, 2012, respectively.

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

As indicated in the tables below (which excludes the Company’s pension assets), the Company has determined that all of its financial assets and liabilities as of September 30, 2013 and December 31, 2012 are level 1 and level 2 in the fair value hierarchy as defined above (in thousands):

	September 30, 2013
	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$998	$-	$998
SERP mutual funds	2,248	-	2,248
Preferred stocks	676	-	676
Short-term investment in mutual funds	15,536	-	15,536
Trading debt securities:
Corporate bonds	3,815	1,227	5,042
Municipal bonds	-	1,449	1,449
Floating rate notes	102	467	569
U.S. Treasury bonds and bills	472	-	472
Other	-	952	952
Short-term derivative financial instruments	-	216	216
Total financial assets	$23,847	$4,311	$28,158

Financial Liabilities:
SERP liabilities	$-	$7,394	$7,394
Total financial liabilities	$-	$7,394	$7,394

	December 31, 2012
	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$996	$-	$996
SERP mutual funds	1,835	-	1,835
Preferred stocks	720	-	720
Trading debt securities:
Corporate bonds	3,342	909	4,251
Municipal bonds	1,449	957	2,406
Floating rate notes	749	-	749
U.S. treasury bonds	200	-	200
Other	-	409	409
Total financial assets	$9,291	$2,275	$11,566

Financial Liabilities:
SERP liabilities	$-	$6,674	$6,674
Short-term derivative financial instruments	-	145	145
Total financial liabilities	$-	$6,819	$6,819

The Company reevaluates the volume of trading activity for each of its investments at the end of each quarter and adjusts the level within the fair value hierarchy as needed.  Due to increased trading activity, $951,000 of investments included in Level 2 at December 31, 2012 were transferred to Level 1 at September 30, 2013.

The trading equity investments noted above are valued at their fair value based on their quoted market prices, and the debt securities are valued based upon a mix of observable market prices and model driven prices derived from a matrix of observable market prices for assets with similar characteristics obtained with the assistance of a nationally recognized third party pricing service.  Additionally, a significant portion of the SERP’s investments in trading equity securities are in money market and mutual funds.  As these money market and mutual funds are held in a SERP, they are also included in the Company’s liability under its SERP.

Trading debt securities are comprised of marketable debt securities held by Astec Insurance. Astec Insurance has an investment strategy that focuses on providing regular and predictable interest income from a diversified portfolio of high-quality fixed income securities. As of September 30, 2013 and December 31, 2012, $807,000 and $1,334,000, respectively, of trading debt securities were due to mature within twelve months and, accordingly, are included in short-term investments in the accompanying balance sheets.  The financial liabilities related to the SERP shown above are included in other long-term liabilities in the accompanying balance sheets.

Net unrealized gains or losses incurred during the three-month periods ended September 30, 2013 and 2012 on investments still held as of the end of each reporting period amounted to gains of $656,000 and $105,000, respectively. Net unrealized gains or losses incurred during the nine-month periods ended September 30, 2013 and 2012 on investments still held as of the end of each reporting period amounted to gains of $553,000 and $273,000, respectively.

Note 7.  Debt
On April 12, 2012, the Company and certain of its subsidiaries entered into an amended and restated credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), whereby Wells Fargo extended to the Company an unsecured line of credit of up to $100,000,000, including a sub-limit for letters of credit of up to $25,000,000.  The new amended and restated credit agreement replaced an expiring $100,000,000 credit facility between the Company and Wells Fargo.  To date, there have been no revolving or term loan borrowings under the credit facilities.  Letters of credit totaling $6,903,000 were outstanding under the new agreement as of September 30, 2013, resulting in additional borrowing capacity of $93,097,000 on the Wells Fargo credit facility as of September 30, 2013.  The agreement has a five-year term expiring in April 2017.  Borrowings under the agreement are subject to an interest rate equal to the daily one month LIBOR rate plus a 0.75% margin.  The unused facility fee is 0.175%.  Interest only payments are due monthly.  The agreement contains certain financial covenants, including provisions concerning required levels of annual net income, minimum tangible net worth and maximum allowed capital expenditures.  The Company was in compliance with these covenants as of September 30, 2013.

The Company’s South African subsidiary, Osborn Engineered Products SA (Pty) Ltd (“Osborn”), has a credit facility of $7,465,000 (ZAR 75,000,000) to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of September 30, 2013, Osborn had $328,000 of borrowings, which are included in other current liabilities in the balance sheet, and $1,478,000 in performance, advance payment and retention guarantees outstanding under the facility. The facility is unsecured and no unused facility fees are charged.  As of September 30, 2013, Osborn had available credit under the facility of $5,658,000. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 8.25% as of September 30, 2013.

The Company’s Australian subsidiary, Astec Australia Pty Ltd (“Astec Australia”), entered into a new banking agreement in July 2013 that includes a banking facility to finance foreign exchange dealer limit orders of up to $7,447,000 (AUD 8,000,000) and a flexible options finance facility of $3,025,000 (AUD 3,250,000) secured by a mortgage on Astec Australia’s property and a general security agreement.  Amounts outstanding under Astec Australia’s prior banking arrangements are currently being transferred to the new bank, and the existing $1,600,000 letter of credit issued by the parent Company in connection with Astec Australia’s prior credit facility is expected to be terminated once the transfers are complete.  No amounts were outstanding under the credit facilities as of September 30, 2013; however, performance guarantees in the amount of $849,000 were outstanding under the bank guarantee facilities as of September 30, 2013.  The interest rate is the bank’s Business One Loan Rate plus a line fee of 1.35%. The interest rate was 5.21% as of September 30, 2013.

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

Changes in the Company’s product warranty liability for the three and nine-month periods ended September 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Reserve balance, beginning of the period	$11,690	$12,634	$11,052	$12,663
Warranty liabilities accrued	3,151	3,270	9,418	9,118
Warranty liabilities settled	(2,288)	(2,494)	(7,640)	(8,366)
Other	-	31	(277)	26
Reserve balance, end of the period	$12,553	$13,441	$12,553	$13,441

Note 9.  Accrued Loss Reserves
The Company accrues reserves for losses related to known workers’ compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company.  The undiscounted reserves are actuarially determined based on the Company’s evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events.  Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future.  Total accrued loss reserves were $7,911,000 as of September 30, 2013 compared to $7,315,000 as of December 31, 2012, of which $4,299,000 and $4,094,000 were included in other long-term liabilities as of September 30, 2013 and December 31, 2012, respectively.

Note 10.  Income Taxes
The Company’s combined effective income tax rate on continuing operations was 34.6% and 30.7% for the three-month periods ended September 30, 2013 and 2012, respectively.  The Company’s combined effective income tax rate on continuing operations was 33.4% and 35.9% for the nine-month periods ended September 30, 2013 and 2012, respectively.   The Company’s effective tax rate for the three-month period ended September 30, 2013 includes the effect of state income taxes and other discrete items as well as a benefit for tax credits on third quarter 2013 research and development tax expenditures.  The Company’s effective tax rate for the nine-month period ended September 30, 2013 includes the effect of state income taxes and other discrete items as well as a benefit for tax credits for research and development tax expenditures during both the first nine months of 2013 and all of the fiscal year 2012, as legislation extending the research and development credit for both 2012 and 2013 was not enacted by Congress until January 2013.  The Company’s effective tax rate for the three and nine-month periods ended September 30, 2012 did not include a benefit for research and development tax credits.

The Company’s liability recorded for uncertain tax positions as of September 30, 2013 has changed significantly in composition since December 31, 2012 due to the settlement of an income tax audit for tax years 2006, 2007, and 2008.

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

Segment Information:

	(in thousands)
	Three Months Ended
	September 30, 2013
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$47,058	$79,792	$35,419	$27,266	$23,642	$213,177
Intersegment sales	3,686	11,301	3,996	-	-	18,983
Gross profit	12,257	19,584	7,922	1,979	4,045	45,787
Gross profit percent	26.0%	24.5%	22.4%	7.3%	17.1%	21.5%
Segment profit (loss)	$4,846	$6,765	$2,059	$(813)	$(5,652)	$7,205

	(in thousands)
	Nine Months Ended
	September 30, 2013
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$181,761	$270,438	$128,459	$59,066	$69,412	$709,136
Intersegment sales	11,432	34,361	15,571	2,298	-	63,662
Gross profit	44,289	68,240	29,652	4,486	13,128	159,795
Gross profit percent	24.4%	25.2%	23.1%	7.6%	18.9%	22.5%
Segment profit (loss)	$20,048	$26,963	$10,888	$(3,963)	$(21,578)	$32,358

	(in thousands)
	Three Months Ended
	September 30, 2012
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$46,797	$91,860	$36,618	$20,529	$22,587	$218,391
Intersegment sales	5,860	5,939	4,276	50	57	16,182
Gross profit	9,645	22,957	7,575	2,701	4,419	47,297
Gross profit percent	20.6%	25.0%	20.7%	13.2%	19.6%	21.7%
Segment profit (loss)	$2,324	$8,697	$1,631	$(127)	$(5,243)	$7,282

	(in thousands)
	Nine Months Ended
	September 30, 2012
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Net sales to external customers	$174,898	$278,024	$123,770	$61,817	$70,124	$708,633
Intersegment sales	19,910	19,256	13,759	1,008	168	54,101
Gross profit	38,502	72,512	28,331	7,838	12,457	159,640
Gross profit percent	22.0%	26.1%	22.9%	12.7%	17.8%	22.5%
Segment profit (loss)	$14,308	$29,836	$9,634	$(1,173)	$(22,929)	$29,676

A reconciliation of total segment profits to the Company’s consolidated totals is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total segment profits	$7,205	$7,282	$32,358	$29,676
Elimination of intersegment profit	(678)	(649)	(1,428)	(1,009)
Net income from continuing operations	6,527	6,633	30,930	28,667
Income from discontinued operations, net of tax	-	318	-	1,400
Net income attributable to non-controlling interest in subsidiaries	(13)	(48)	(154)	(124)
Net income attributable to controlling interest	$6,514	$6,903	$30,776	$29,943

Note 12.  Contingent Matters
Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of $1,291,000 and $2,091,000 as of September 30, 2013 and December 31, 2012, respectively.  The maximum potential amount of future payments for which the Company would be liable was equal to $1,291,000 as of September 30, 2013.  These arrangements also provide that the Company will receive the lender’s full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements.  The Company has recorded a liability of $266,000 related to these guarantees as of September 30, 2013.

In addition, the Company is contingently liable under letters of credit issued by Wells Fargo totaling $6,903,000 as of September 30, 2013, including a $1,600,000 letter of credit issued on behalf of Astec Australia, one of the Company’s foreign subsidiaries.  The outstanding letters of credit expire at various dates through November 2017.  As of September 30, 2013, Osborn is contingently liable for a total of $1,478,000 in performance letters of credit, advance payments and retention guarantees.  As of September 30, 2013, Astec Australia is contingently liable for a total of $849,000 in performance bank guarantees.  The maximum potential amount of future payments under these letters of credit and guarantees for which the Company could be liable is $9,230,000 as of September 30, 2013.

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

Note 13.  Shareholders’ Equity
Under terms of the Company’s stock option plans, officers and certain other employees were granted options to purchase the Company’s common stock at no less than 100% of the market price on the date the option was granted.  No additional options can be granted under these plans; however, the Company has reserved unissued shares of common stock for the exercise of the 17,862 unexercised and outstanding options as of September 30, 2013 under these employee plans.  All options granted under these plans vested prior to 2007.

In addition, the Company’s Non-employee Directors Stock Incentive Plan allows non-employee directors to have a personal financial stake in the Company through an ownership interest.  Directors may elect to receive their compensation in cash, common stock, deferred stock or stock options.  Options granted under the Non-employee Directors Stock Incentive Plan vest and become fully exercisable immediately.  All stock options have a 10-year term.  The shares reserved under the 1998 Non-Employee Directors Stock Incentive Plan total 121,177 as of September 30, 2013, of which 99,222 shares are available for future grants of stock or deferred stock to directors.  No additional options can be granted under this plan.  The fair value of stock awards granted to non-employee directors totaled $58,000 for each of the three-month periods ended September 30, 2013 and 2012.  The fair value of stock awards granted to non-employee directors totaled $173,000 for each of the nine-month periods ended September 30, 2013 and 2012.

In 2006, the Company adopted a five-year plan to award key members of management restricted stock units (“RSUs”) each year under the Company’s 2006 Incentive Plan.  The plan allowed the Company to grant up to 700,000 RSUs to employees based upon the annual performance of individual subsidiaries and the Company as a whole during each of the five years ended December 31, 2010.  Additional RSUs were granted in 2011 based upon cumulative five-year performance.  Generally, each award will vest at the end of five years from its date of grant, or at the time a recipient retires after reaching age 65, if earlier.  In early 2011, a subsequent plan was formulated under the Company’s 2011 Incentive Plan, which was approved by the Company’s shareholders in their annual meeting held in April 2011.  This plan also allows the Company to grant up to 700,000 RSUs to employees and will operate in a similar fashion to the 2006 Incentive Plan for each of the five years ending December 31, 2015.  Compensation expense of $312,000 and $184,000 has been recorded in the three-month periods ended September 30, 2013 and 2012, respectively, to reflect the fair value of the total shares granted or expected to be granted under both plans, amortized over the portion of the vesting period occurring during the periods.  Compensation expense of $839,000 and $623,000 has been recorded in the nine-month periods ended September 30, 2013 and 2012, respectively, to reflect the fair value of the total shares granted or expected to be granted under both plans, amortized over the portion of the vesting period occurring during the periods.  No RSUs vested during the three-month periods ended September 30, 2013 and 2012.  A total of 68,629 and 65,785 RSUs vested during the nine-month periods ended September 30, 2013 and 2012, respectively.  The Company withheld 22,330 and 20,121 shares due to statutory payroll tax withholding requirements upon the vesting of the RSUs in the first nine months of 2013 and 2012, respectively, and used Company funds to remit the related required minimum withholding taxes to the various tax authorities.  The vesting date fair value of the RSUs that vested in the nine-month periods ended September 30, 2013 and 2012 was $2,405,000 and $2,338,000, respectively.

Note 14.  Seasonality
Based upon historical results of the past several years, 73% to 75% of the Company’s annual revenues typically occur during the first nine months of the year.

Note 15.  Other Income, net of expenses
Other income, net of expenses for the three and nine-month periods ended September 30, 2013 and 2012 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income	$225	$332	$803	$866
Gain on investments	576	22	412	73
License fee income	256	268	547	762
Other	43	214	123	604
Total	$1,100	$836	$1,885	$2,305

Note 16.  Derivative Financial Instruments
The Company is exposed to certain risks related to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency risk.  From time to time the Company’s foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.  The fair value of the derivative financial instrument is recorded on the Company’s balance sheet and is adjusted to fair value at each measurement date.  The changes in fair value are recognized in the consolidated statements of income in the current period.  The Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes.  The average U.S. dollar equivalent notional amount of outstanding foreign currency exchange contracts was $11,692,000 during the nine-month period ended September 30, 2013. The Company reported $216,000 of derivative assets in other current assets at September 30, 2013.  At December 31, 2012, the Company reported $145,000 of derivative liabilities in other accrued liabilities.  The Company recognized, as a component of cost of sales, a net loss on the change in fair value of derivative financial instruments of $496,000 and $106,000 in the three-month periods ended September 30, 2013 and 2012, respectively. For the nine-month periods ended September 30, 2013 and 2012, the Company recognized, as a component of cost of sales, a net gain of $780,000 and a net loss of $507,000, respectively.  There were no derivatives that were designated as hedges at September 30, 2013.

Note 17.  Business Formation
The Company has funded $9,000,000 of an expected $12,000,000 investment in Astec Agregados E Mineracao Do Brasil LTDA (“Astec Brazil”) located in Vespasiano, Minas Gerais, Brazil, a consolidated subsidiary of the Company.  When fully funded by both the Company and a minority Brazil based shareholder, the Company anticipates a 75% ownership in Astec Brazil.  To date, Astec Brazil has had only limited revenues and start-up related expenditures, but it began constructing a manufacturing facility in Brazil in June 2013 with an expected completion date in early 2014.  Total expected cost of the facility is approximately $20,000,000.  Astec Brazil plans to fund the acquisition costs of the plant with borrowings from the parent company and the costs of equipment with borrowings from a local Brazilian bank.  The Company expects to increase its international market penetration in Brazil and Latin American countries with the aggregate and mining segment’s product lines to be produced in this facility.

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

Augers’ results of operations are presented as discontinued operations for the three and nine-month periods ended September 30, 2012 in the Company’s consolidated statements of income.  The sales of the Trencor large trencher product line, the small utility trencher and drill product lines, and their operating results during 2012 were immaterial and are included in 2012 results from continuing operations in the consolidated statements of income.  Augers’ previously reported sales of $8,650,000 and $38,921,000 for the three and nine-month periods ended September 30, 2012 are excluded from sales reported in the accompanying consolidated statements of income.  The post-closing adjustments to the sales price were finalized in June 2013, and the resulting $499,000 purchase price adjustment due from the Company to the buyer was paid in July 2013.

Note 19.  Restatement of Previously Issued Financial Statements
During the third quarter of 2013, the Company identified errors related to the elimination of intercompany profits on interdivisional sales within the Asphalt Group during the years from 2009 through June 30, 2013. Management discovered the errors during its month-end review of its September 2013 internal financial statements while investigating a variance at one of its subsidiaries.  The errors caused the gross margins, income taxes, profits, retained earnings and inventory levels previously reported for 2009 through June 30, 2013 to be understated each period.  The adjustments necessary to correct the errors do not have a material impact on our previously presented financial statements as of any date; however, the correction of the cumulative effect of the errors would have been material to our income statement for 2013 and 2012.  The impact of the errors on the Company’s first two quarters of 2013 results was not material, and as such, the correction of the 2013 year-to-date error was recorded in the third quarter of 2013.  The errors had no impact on total cash flows from operations as previously reported.

In accordance with applicable accounting guidance, an adjustment to the financial statements for each individual period presented is required to reflect the correction of the period-specific effects of the errors described above.  Consequently, the Company has restated its consolidated financial statements by increasing finished goods inventory by $4,060,000 and $3,050,000 and retained earnings by $2,740,000 and $2,120,000 at December 31, 2012 and 2011, respectively.  In the accompanying income statements, gross profit has been increased by $80,000 and $770,000 and net income from continuing operations has been increased by $50,000 and $480,000 for the three and nine-month periods ended September 30, 2012, respectively from amounts previously reported.  Additionally, in the Company’s financial statements for the years ended December 31, 2012, 2011 and 2010, gross profit has been increased by $1,010,000, $1,040,000 and $1,344,000 and net income from continuing operations has been increased by $620,000, $650,000 and $807,000, respectively, from amounts previously reported.  These corrections did not have an impact on previously reported earnings per share for the three-month period ended September 30, 2013; however, both basic and diluted earnings per share were increased by $0.02 per share in the restated financial statements for the nine-month period ended September 30, 2012 and by $0.03 per share for each of the years ended December 31, 2012 and 2011 and by $0.04 per share in 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Explanatory Note
Astec Industries, Inc. (“the Company”) has restated its previously filed Condensed Consolidated Balance Sheet as of December 31, 2012, its Condensed Consolidated Statements of Income for the three and nine-month periods ended September 30, 2012 and its Condensed Consolidated Statement of Cash Flows and Condensed Consolidated Statement of Equity for the nine-month period ended September 30, 2012 to correct immaterial accounting errors related to the elimination of intercompany profits on interdivisional sales within the Company’s Asphalt Group. Management discovered the error during its routine month-end review of its September 2013 internal financial statements while investigating an unexpected variance at one of its subsidiaries.  The errors caused the financial results and inventory levels previously reported for 2009 through 2012 to be understated by an immaterial amount each period.  Although the impact of the errors was immaterial in each period, the cumulative impact of the correcting the errors, when aggregated together, would have been material to the Company’s Consolidated Income Statement for the third quarter of 2013.  A description of the error follows.

As part of the process to consolidate each of the Company’s subsidiaries’ financial statements each month, intercompany and interdivisional sales and cost of sales recorded on the Company’s subsidiaries’ books must be reversed.  Additionally, inventory levels must be decreased and margins deferred for the portion of these products that have not yet been sold to non-affiliated customers.  Beginning in 2009, sales and cost of sales on interdivisional transactions between the two divisions of the Company’s subsidiary, Astec, Inc., were properly reversed at the time of the interdivision sales; however, the related margins were not subsequently recognized when the products were eventually sold to non-affiliated customers.  This resulted in an understatement of margins, related income taxes and inventory levels as reported in the Company’s consolidated financial statements for each period.

For further details on the nature of the corrections and the related impact on the Company’s previously issued consolidated financial statements, see Note 19, “Restatement of Previously issued Financial States” included in the Notes to Unaudited Condensed Consolidated Financial Statements contained elsewhere in this filing.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words “will,” “would,” “should,” “could,” “may,” “believes,” “anticipates,” “intends,” “forecasts” and “expects” and similar expressions.  Such forward-looking statements include, without limitation, statements regarding the Company’s expected sales and results of operations during 2013, the Company’s expected capital expenditures in 2013, the expected benefit and impact of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through September 30, 2014, the amount and impact of any current or future state or federal funding for transportation construction programs, the need for road improvements, the amount and impact of other public sector spending and funding mechanisms, changes in the economic environment as it affects the Company, the timing and impact of changes in the economy, the market confidence of customers and dealers, the Company being called upon to fulfill certain contingencies, the expected dates of granting of restricted stock units, changes in interest rates and the impact of such changes on the financial results of the Company, changes in the prices of steel and oil and the impact of such changes generally and on the demand for the Company’s products, customer’s buying decisions and the Company’s business, the ability of the Company to offset future changes in prices in raw materials, the change in the strength of the dollar and the level of the Company’s presence and sales in international markets, the impact that further development of domestic oil and natural gas production capabilities would have on the domestic economy and the Company’s business, the seasonality of the Company’s business, the Company’s investments, the percentage of the Company’s equipment sold directly to end users, the amount or value of unrecognized tax benefits, plans for the startup of the Company’s manufacturing facility in Brazil, payment of dividends by the Company, the Company’s discussion of its critical accounting policies and the ultimate outcome of the Company’s current claims and legal proceedings.

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

The Company has 15 manufacturing companies, 14 of which fall within four reportable operating segments, which include the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group. The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other unrelated industries including energy production, concrete mixing plants and wood pellet processing equipment. The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries. The business units in the Mobile Asphalt Paving Group design, manufacture and market asphalt pavers, material transfer vehicles, milling machines, stabilizers and screeds. The business units in the Underground Group design, manufacture and market portable drilling rigs and related equipment for the water well, environmental, groundwater monitoring, construction, geothermal, mining and oil and gas exploration and production industries. The Company also has one other category that contains the business units that do not meet the requirements for separate disclosure as an operating segment. The business units in the Other category include Peterson Pacific Corp. (“Peterson”), Astec Australia Pty Ltd (“Astec Australia”), Astec Insurance Company (“Astec Insurance” or “the captive”) and Astec Industries, Inc., the parent company.  The Other Group’s results also include United States federal income taxes on all companies, which are recorded on the parent company’s books.  Peterson designs, manufactures and markets whole-tree pulpwood chippers, horizontal grinders and blower trucks. Astec Australia markets and installs equipment, services and provides parts for many of the products produced by the Company’s manufacturing companies. Astec Insurance is a captive insurance company.

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

The U.S. Congress funded federal transportation expenditures for the fiscal year ended September 30, 2011 at the 2010 level of $41.1 billion, and it approved short-term funding of federal transportation expenditures through September 30, 2012 at the same levels.  In July 2012, President Obama signed into law the “Moving Ahead for Progress in the 21st Century Act” (“Map-21”), which authorized $105 billion of federal spending on highway and public transportation programs through fiscal year 2014. Map-21 is the first long-term highway legislation enacted since 2005 and continues federal highway and transit funding at 2012 levels with modest increases for inflation. Although the Company believes Map-21 will help stabilize the federal highway program in the near term, the Company believes a longer multi-year highway program would have the greatest positive impact on the road construction industry and allow its customers to plan and execute longer-term projects. The level of future federal highway construction is uncertain and any future funding may be at lower levels than in the past.

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

Significant portions of the Company’s revenues relate to the sale of equipment involved in the production, handling, recycling or installation of asphalt mix. Liquid asphalt is a by-product of oil production. An increase in the price of oil increases the cost of asphalt, which is likely to decrease demand for asphalt and therefore decrease demand for certain Company products. While increasing oil prices may have a negative financial impact on many of the Company’s customers, the Company’s equipment can use a significant amount of recycled asphalt pavement, thereby mitigating the effect of increased oil prices on the final cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt mix. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. The Company’s customers appear to be adapting their prices in response to the fluctuating oil prices, and the fluctuations did not appear to significantly impair equipment purchases in 2012 or the first nine months of 2013. The Company expects oil prices to continue to fluctuate in 2013 and thereafter.  Minor fluctuations in oil prices should not have a significant impact on customers’ buying decisions. However, political uncertainty in oil producing countries, interruptions in oil production due to disasters, whether natural or man-made, or other economic factors could significantly impact oil prices, which could negatively impact demand for the Company’s products.

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

Steel is a major component in the Company’s equipment. Steel price levels are rising modestly leading into the fourth quarter of 2013. Management anticipates supply and demand to be relatively balanced during the beginning of 2014, which should result in pricing stability for the first quarter. The Company will review the trends in steel prices during the latter portion of 2013 and establish future contract pricing accordingly to minimize the impact of any potential price increases.

In addition to the factors stated above, many of the Company’s markets are highly competitive, and its products compete worldwide with a number of other manufacturers and dealers that produce and sell similar products. During 2010, 2011 and a portion of 2012, a weak dollar, combined with improving economic conditions in certain foreign economies, had a positive impact on the Company’s international sales. The dollar strengthened against many foreign currencies during the later portion of 2012 and the first nine months of 2013, which has negatively impacted pricing in certain foreign markets.  Increasing domestic interest rates or weakening economic conditions abroad could cause the dollar to further strengthen, which could negatively impact the Company’s international sales.

In the United States and internationally, the Company’s equipment is marketed directly to customers as well as through dealers. In recent years, approximately 75% to 80% of equipment sold by the Company was sold directly to the end user. The Company expects this ratio to remain relatively consistent through the end of 2013.

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

Results of Operations
Net Sales
Net sales decreased $5,214,000 or 2.4% from $218,391,000 for the third quarter of 2012 to $213,177,000 for the third quarter of 2013. Sales are generated primarily from new equipment and parts sales to domestic and international customers. Sales decreased by $12,068,000 in the Aggregate and Mining Group and $1,199,000 in the Mobile Asphalt Paving Group.  These decreased sales were offset by increased sales of $6,738,000 in the Underground Group, $1,054,000 in the Other Group, and $261,000 in the Asphalt Group.

Net sales increased $503,000 or 0.1% from $708,633,000 for the first nine months of 2012 to $709,136,000 for the first nine months of 2013. Sales are generated primarily from new equipment and parts sales to domestic and international customers. Sales increased by $6,863,000 in the Asphalt Group and $4,689,000 in the Mobile Asphalt Paving Group.  These increased sales were offset by sales decreases of $7,586,000 in the Aggregate and Mining Group, $2,751,000 in the Underground Group and $712,000 in the Other Group.

Domestic sales for the third quarter of 2013 were $132,420,000 or 62.1% of consolidated net sales compared to $134,038,000 or 61.4% of consolidated net sales for the third quarter of 2012, a decrease of $1,618,000 or 1.2%, due primarily to decreases in sales by the Underground and Mobile Asphalt Paving groups offset by an increase in domestic sales by the Asphalt Group.  International sales for the third quarter of 2013 were $80,757,000 or 37.9% of consolidated net sales compared to $84,353,000 or 38.6% of consolidated net sales for the third quarter of 2012, a decrease of $3,596,000 or 4.3%, due primarily to decreases in sales by the Aggregate and Mining and Asphalt groups, offset by an increase in international sales by the Underground Group.  Sales were negatively impacted by economic uncertainties in several of the countries in which the Company markets its products as well as a strengthening of the U.S. dollar against many foreign currencies.  The decreases in international sales occurred primarily in Europe, Canada, Brazil and other South American countries, offset by an increase in sales in the Post-Soviet states.

Domestic sales for the first nine months of 2013 were $456,664,000 or 64.4% of consolidated net sales compared to $443,491,000 or 62.6% of consolidated net sales for the first nine months of 2012, an increase of $13,173,000 or 3.0%, due primarily to increases in sales by the Asphalt, Mobile Asphalt Paving and Other groups, offset by a decrease in domestic sales in the Underground Group.  International sales for the first nine months of 2013 were $252,472,000 or 35.6% of consolidated net sales compared to $265,142,000 or 37.4% of consolidated net sales for the first nine months of 2012, a decrease of $12,670,000 or 4.8%, due primarily to decreases in sales by the Aggregate and Mining, Asphalt and Other groups, offset by a sales increase in the Underground Group.  Sales were negatively impacted by economic uncertainties in several of the countries in which the Company markets its products as well as a strengthening of the U.S. dollar against many foreign currencies.  The decreases in international sales occurred primarily in Canada, Australia, Europe, Brazil and other South American countries, offset by increases in the West Indies, Mexico, Russia and other Post-Soviet states.

Parts sales for the third quarter of 2013 were $59,385,000 compared to $54,837,000 for the third quarter of 2012, an increase of $4,548,000 or 8.3%.  Parts sales as a percentage of net sales increased 280 basis points from 25.1% for the third quarter of 2012 to 27.9% for the third quarter of 2013.  The increase in parts sales occurred primarily in the Mobile Asphalt Paving and Aggregate and Mining groups and was offset by a decline in parts sales in the Underground Group.

Parts sales for the first nine months of 2013 were $190,153,000 compared to $187,718,000 for the first nine months of 2012, an increase of $2,435,000 or 1.3%.  Parts sales as a percentage of net sales increased 30 basis points from 26.5% for the first nine months of 2012 to 26.8% for the first nine months of 2013.  The increase in parts sales occurred primarily in the Aggregate and Mining Group and was offset by a decline in parts sales in the Underground Group.

Gross Profit
Consolidated gross profit decreased $1,510,000 or 3.2% to $45,787,000 for the third quarter of 2013 compared to $47,297,000 for the third quarter of 2012.  Gross profit as a percentage of sales decreases slightly to 21.5% for the third quarter of 2013 compared to 21.7% for the third quarter of 2012.

Consolidated gross profit increased $155,000 or 0.1% to $159,795,000 for the first nine months of 2013 compared to $159,640,000 for the first nine months of 2012.  Gross profit as a percentage of sales remained flat at 22.5% for the first nine months of 2013 and 2012.

Selling, General, Administrative and Engineering Expenses
Selling, general, administrative and engineering expenses for the third quarter of 2013 were $36,635,000, or 17.2% of net sales, compared to $38,411,000, or 17.6% of net sales for the third quarter of 2012, a decrease of $1,776,000 or 4.6%, due primarily to reductions in selling expenses of $504,000, research and development expenses of $819,000 and legal expenses of $310,000.

Selling, general, administrative and engineering expenses for the first nine months of 2013 were $114,797,000, or 16.2% of net sales, compared to $117,010,000, or 16.5% of net sales for the first nine months of 2012, a decrease of $2,213,000 or 1.9%, due primarily to reductions in research and development expenses of $2,411,000 and legal expenses of $1,337,000, offset by an increase in health insurance related costs of $1,150,000.

Interest Expense
Interest expense for the third quarter of 2013 increased $117,000 to $269,000 from $152,000 for the third quarter of 2012 due primarily to an increase in interest paid upon settlements of tax return audits with state taxing authorities.

Interest expense for the first nine months of 2013 increased $177,000 to $417,000 from $240,000 for the first nine months of 2012 due primarily to interest paid upon settlements of tax return audits with state taxing authorities.

Other Income, net of expenses
Other income, net of expenses was $1,100,000 for the third quarter of 2013 compared to $836,000 for the third quarter of 2012, an increase of $264,000.  Other income is generated primarily by earnings on investments of excess cash and funds held by Astec Insurance, the Company’s captive insurance company, as well as interest income and license fee income.  The increase between years is primarily due to investment returns on excess cash invested in mutual funds during 2013.

Other income, net of expenses was $1,885,000 for the first nine months of 2013 compared to $2,305,000 for the first nine months of 2012, a decrease of $420,000.  Other income is generated primarily by earnings on investments of excess cash and funds held by Astec Insurance, the Company’s captive insurance company, as well as interest income and license fee income.  The decrease between years is primarily related to decreases in license fee income.

Income Tax on Continuing Operations
Income tax expense on continuing operations for the third quarter of 2013 was $3,456,000, compared to $2,937,000 for the third quarter of 2012. The Company’s combined effective tax rates for the third quarters of 2013 and 2012 were 34.6% and 30.7%, respectively.  The Company’s effective tax rate for three months ended September 30, 2012 was favorably impacted by a favorable return to provision adjustment related to federal research and development tax credits and federal IRC Section 199 deductions.

Income tax expense on continuing operations for the first nine months of 2013 was $15,536,000, compared to $16,028,000 for the first nine months of 2012. The Company’s combined effective tax rates for the first nine months of 2013 and 2012 were 33.4% and 35.9%, respectively.  The effective tax rate for the first nine months of 2013 was favorably impacted by benefits for research and development tax credits on eligible expenses incurred in both 2012 and the first nine months of 2013, as the tax legislation enacting the tax credit for 2012 was not approved by Congress until January 2013.

Net Income
The Company had net income attributable to controlling interest of $6,514,000 for the third quarter of 2013 compared to $6,903,000 for the third quarter of 2012, a decrease of $389,000, or 5.6%. Net income attributable to controlling interest per diluted share was $0.28 for the third quarter of 2013 compared to $0.30 for the third quarter of 2012, a decrease of $0.02. Diluted shares outstanding for the quarters ended September 30, 2013 and 2012 were 23,082,000 and 23,053,000, respectively.

The Company had net income attributable to controlling interest of $30,776,000 for the first nine months of 2013 compared to $29,943,000 for the first nine months of 2012, an increase of $833,000, or 2.8%. Net income attributable to controlling interest per diluted share was $1.33 for the first nine months of 2013 compared to $1.30 for the first nine months of 2012, an increase of $0.03. Diluted shares outstanding for the nine months ended September 30, 2013 and 2012 were 23,077,000 and 23,049,000, respectively.

Business Divesture
On October 31, 2012, the Company entered into an agreement to sell its ownership interest in American Augers, Inc., (“Augers”) a wholly owned subsidiary of the Company, as well as certain assets of the Trencor large trencher product line of Astec Underground to The Charles Machine Works, Inc.  The sale of Augers was completed in November 2012 and is being accounted for as a discontinued operations, and therefore revenues, expenses and net income from continuing operations for the three and nine-month periods ended September 30, 2012 shown in the consolidated statement of income have been adjusted from previously reported results to exclude the operations of Augers.  Augers accounted for approximately $8,650,000 and $38,921,000 of net sales during the three and nine-month periods ended September 30, 2012, respectively.

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

On February 28, 2013, the Company’s Board of Directors approved a dividend policy pursuant to which the Company began paying a quarterly $0.10 per share dividend on its common stock beginning in the second quarter of 2013.  The actual amount of future quarterly dividends, if any, will be based upon the Company’s financial position, results of operations, cash flows, capital requirements and restrictions under the Company’s existing credit agreement among other factors.  The Board retained the power to modify, suspend or cancel the Company’s dividend policy in any manner and at any time it deems necessary or appropriate in the future.  The Company paid quarterly dividends of $0.10 per common share to shareholders on May 30, 2013 and August 30, 2013 and in October 2013 approved the payment of another $0.10 per common share dividend to be paid in late November 2013.

Backlog
The backlog of orders as of September 30, 2013 was $228,537,000 compared to $230,718,000 as of September 30, 2012, a decrease of $2,181,000, or 0.9%. Domestic backlogs increased $22,229,000 or 20.1%, and international backlogs decreased $24,410,000 or 20.3%.   The September 30, 2013 backlog was comprised of 58.1% domestic orders and 41.9% international orders as compared to 48.0% domestic orders and 52.0% international orders as of September 30, 2012.  The Company is unable to determine whether the changes in backlogs were experienced by the industry as a whole; however, the Company believes the changes in backlogs reflect the current economic conditions the industry is experiencing.

Segment Net Sales-Quarter (in thousands):

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Asphalt Group	$47,058	$46,797	$261	0.6%
Aggregate and Mining Group	79,792	91,860	(12,068)	(13.1%)
Mobile Asphalt Paving Group	35,419	36,618	(1,199)	(3.3%)
Underground Group	27,266	20,529	6,737	32.8%
Other Group	23,642	22,587	1,055	4.7%

Asphalt Group: Sales in this group were $47,058,000 for the third quarter of 2013 compared to $46,797,000 for the same period in 2012, an increase of $261,000 or 0.6%.  Domestic sales for the Asphalt Group increased $4,197,000 or 12.6% for the third quarter of 2013 compared to the same period in 2012 due primarily to the an increase in equipment shipments during the third quarter of 2013 as a result of weather related delays incurred first six months of 2013.  Sales by the Asphalt Group were negatively impacted in the third quarter of 2013 by abnormally high rainfall levels in many areas of the United States, which delayed equipment shipments due to customers’ inability to complete their site preparations for the equipment.  International sales for the Asphalt Group decreased $3,936,000 or 29.0% for the third quarter of 2013 compared to the same period in 2012 due primarily to decreased sales in Canada offset by increased sales in South America and Mexico.  Parts sales for the Asphalt Group decreased 0.8% for the third quarter of 2013 compared to the same period in 2012.

Aggregate and Mining Group: Sales in this group were $79,792,000 for the third quarter of 2013 compared to $91,860,000 for the same period in 2012, a decrease of $12,068,000 or 13.1%.  Domestic sales for the Aggregate and Mining Group decreased $613,000 or 1.4% for the third quarter of 2013 compared to the same period in 2012.  International sales for the Aggregate and Mining Group decreased $11,455,000 or 23.3% for the third quarter of 2013 compared to the same period in 2012. The decreases in international sales occurred primarily in Europe, the Post-Soviet states, Brazil and other South American countries and are partially attributable to reductions in mining related activity.  Parts sales for this group increased 11.9% for the third quarter of 2013 compared to the same period in 2012.

Mobile Asphalt Paving Group: Sales in this group were $35,419,000 for the third quarter of 2013 compared to $36,618,000 for the same period in 2012, a decrease of $1,199,000 or 3.3%.  Domestic sales for the Mobile Asphalt Paving Group decreased $1,772,000 or 5.5% for the third quarter of 2013 compared to the same period in 2012.  The Mobile Asphalt Paving Group’s sales continue to be negatively impacted by government funding uncertainties.  International sales for the Mobile Asphalt Paving Group increased $573,000 or 12.5% for the third quarter of 2013 compared to the same period in 2012.  Parts sales for this group increased 25.0% for the third quarter of 2013 compared to the same period in 2012.

Underground Group: Sales in this group were $27,266,000 for the third quarter of 2013 compared to $20,529,000 for the same period in 2012, an increase of $6,737,000 or 32.8%.  Domestic sales for the Underground Group decreased $4,079,000 or 27.1% for the third quarter of 2013 compared to the same period in 2012.  International sales for the Underground Group increased $10,816,000 or 197.5% for the third quarter of 2013 compared to the same period in 2012. The increase in international sales is due to the sale of a large oil drilling rig in the Post-Soviet States in September 2013.  Parts sales for this group decreased 10.9% for the third quarter of 2013 compared to the same period in 2012.

Other Group: Sales in this group were $23,642,000 for the third quarter of 2013 compared to $22,587,000 for the same period in 2012, an increase of $1,055,000 or 4.7%.  Domestic sales for the Other Group increased $649,000 or 5.9% for the third quarter of 2013 compared to the same period in 2012 due to increases in sales by Peterson Pacific.  International sales for the Other Group increased $406,000 or 3.5% for the third quarter of 2013 compared to the same period in 2012. The increases in international sales occurred primarily in Canada.  Parts sales for this group increased 4.7% for the third quarter of 2013 compared to the same period in 2012.

Segment Net Sales-Nine Months (in thousands):

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Asphalt Group	$181,761	$174,898	$6,863	3.9%
Aggregate and Mining Group	270,438	278,024	(7,586)	(2.7%)
Mobile Asphalt Paving Group	128,459	123,770	4,689	3.8%
Underground Group	59,066	61,817	(2,751)	(4.5%)
Other Group	69,412	70,124	(712)	(1.0%)

Asphalt Group: Sales in this group were $181,761,000 for the first nine months of 2013 compared to $174,898,000 for the same period in 2012, an increase of $6,863,000 or 3.9%.  Domestic sales for the Asphalt Group increased $13,804,000 or 10.7% for the first nine months of 2013 compared to the same period in 2012 due to improved economic conditions.  In addition, one large asphalt plant order that was received in 2009 finally shipped during the second quarter of 2013.  International sales for the Asphalt Group decreased $6,941,000 or 15.3% for the first nine months of 2013 compared to the same period in 2012 due primarily to decreased sales in Canada, the Post–Soviet states, and Asia offset by increased sales Europe, Russia, Mexico and the West Indies.  Parts sales for the Asphalt Group increased 2.6% for the first nine months of 2013 compared to the same period in 2012.

Aggregate and Mining Group: Sales in this group were $270,438,000 for the first nine months of 2013 compared to $278,024,000 for the same period in 2012, a decrease of $7,586,000 or 2.7%.  Domestic sales for the Aggregate and Mining Group decreased $277,000 or 0.2% for the first nine months of 2013 compared to the same period in 2012.  International sales for the Aggregate and Mining Group decreased $7,309,000 or 5.3% for the first nine months of 2013 compared to the same period in 2012. The decreases in international sales occurred primarily in Europe, Brazil and other South American countries and were offset by an increase in sales in Canada and are partially attributable to reductions in mining related activity.  Parts sales for this group increased 7.9% for the first nine months of 2013 compared to the same period in 2012.

Mobile Asphalt Paving Group: Sales in this group were $128,459,000 for the first nine months of 2013 compared to $123,770,000 for the same period in 2012, an increase of $4,689,000 or 3.8%.  Domestic sales for the Mobile Asphalt Paving Group increased $6,142,000 or 6.1% for the first nine months of 2013 compared to the same period in 2012 due primarily to the impact of the new Map-21 long-term federal funding passed by Congress in 2012 as well as gains in market share.  Market share growth is attributed to favorable customer response to the Company’s Tier IV compliant machinery and recently added features, such as remote diagnostic technology which allows factory technicians to diagnose performance issues over wireless connections via the internet. International sales for the Mobile Asphalt Paving Group decreased $1,453,000 or 6.2% for the first nine months of 2013 compared to the same period in 2012. The decrease in international sales occurred primarily in Russia and was offset by an increase in sales in Europe.  Parts sales for this group increased 1.0% for the first nine months of 2013 compared to the same period in 2012.

Underground Group: Sales in this group were $59,066,000 for the first nine months of 2013 compared to $61,817,000 for the same period in 2012, a decrease of $2,751,000 or 4.5%.  Domestic sales for the Underground Group decreased $12,918,000 or 27.3% for the first nine months of 2013 compared to the same period in 2012 due primarily to the divestiture of the Trencor product line in late 2012.  Also, during the first nine months of 2013, the Company utilized its Loudon, Tennessee facility as a manufacturing center for products sold by other Astec groups and by other companies, which further reduced domestic sales for the Underground Group.  International sales for the Underground Group increased $10,167,000 or 70.1% for the first nine months of 2013 compared to the same period in 2012. The increase in international sales is due to the sale of a large oil drilling rig in the Post-Soviet States in September 2013 offset by sales decreases in South America and Mexico. Parts sales for this group decreased 28.3% for the first nine months of 2013 compared to the same period in 2012.

Other Group: Sales in this group were $69,412,000 for the first nine months of 2013 compared to $70,124,000 for the same period in 2012, a decrease of $712,000 or 1.0%.  Domestic sales for the Other Group increased $6,424,000 or 24.2% for the first nine months of 2013 compared to the same period in 2012 as a result of increases in sales of recyclers and grinders by Peterson Pacific due primarily to improved economic conditions in the domestic housing and other markets.  International sales for the Other Group decreased $7,136,000 or 16.4% for the first nine months of 2013 compared to the same period in 2012. The decreases in international sales occurred primarily in Australia and South America and were offset by increases in sales in Canada.  Parts sales for this group increased 4.8% for the first nine months of 2013 compared to the same period in 2012.

Segment Profit (Loss)-Quarter (in thousands):

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Asphalt Group	$4,846	$2,324	$2,522	108.5%
Aggregate and Mining Group	6,765	8,697	(1,932)	(22.2%)
Mobile Asphalt Paving Group	2,059	1,631	428	26.2%
Underground Group	(813)	(127)	(686)	(540.2%)
Other Group	(5,652)	(5,243)	(409)	(7.8%)

Asphalt Group: Segment profit for this group was $4,846,000 for the third quarter of 2013 compared to $2,324,000 for the same period in 2012, an increase of $2,522,000 or 108.5%. This group’s profits between periods were positively impacted by a 540 basis point increase in gross margins.

Aggregate and Mining Group: Segment profit for this group was $6,765,000 for the third quarter of 2013 compared to $8,697,000 for the same period in 2012, a decrease of $1,932,000 or 22.2%.  This group’s profits were negatively impacted by a $12,068,000 decrease in sales, which occurred primarily in the international markets, particularly in the mining sector.

Mobile Asphalt Paving Group: Segment profit for this group was $2,059,000 for the third quarter of 2013 compared to $1,631,000 for the third quarter of 2012, an increase of $428,000 or 26.2%. This increase is due primarily to a 170 basis point increase in gross margin offset by a slight decline in sales for the third quarter of 2013 compared to the third quarter of 2012.

Underground Group: This group had a segment loss of $813,000 for the third quarter of 2013 compared to a loss of $127,000 for the third quarter of 2012, a reduction in profitability of $686,000 or 540.2%.  This decrease is due primarily to a 590 basis point decrease in gross margin impacted by reduced sales at Astec Underground as a result of the divestiture of the Trencor product line during late 2012, offset by improved sales at GEFCO.  Gross margins were also impacted a $14,000,000 international sale by GEFCO in the third quarter of 2013 that included approximately $7,500,000 of very competitive low tech equipment that the buyer required to be included with the order which was sold with no margins.

Other Group: The Other Group had a segment loss of $5,652,000 for the third quarter of 2013 compared to a loss of $5,243,000 for the third quarter of 2012, a decrease in earnings of $409,000 or 7.8%.  The decrease in results in the third quarter of 2013 as compared to the third quarter of 2012 is due primarily to decreased gross profits resulting from a 250 basis point decrease in gross margins.

Segment Profit (Loss)-Nine Months (in thousands):

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Asphalt Group	$20,048	$14,308	$5,740	40.1%
Aggregate and Mining Group	26,963	29,836	(2,873)	(9.6%)
Mobile Asphalt Paving Group	10,888	9,634	1,254	13.0%
Underground Group	(3,963)	(1,173)	(2,790)	(237.9%)
Other Group	(21,578)	(22,929)	1,351	5.9%

Asphalt Group: Segment profit for this group was $20,048,000 for the first nine months of 2013 compared to $14,308,000 for the same period in 2012, an increase of $5,740,000 or 40.1%. This increase is due primarily to a $6,863,000 increase in sales and a 240 basis point increase in gross margin, in addition to a reduction in selling, general, administrative and engineering expenses, primarily research and development expenses, for the first nine months of 2013 as compared to the first nine months of 2012.

Aggregate and Mining Group: Segment profit for this group was $26,963,000 for the first nine months of 2013 compared to $29,836,000 for the same period in 2012, a decrease of $2,873,000 or 9.6%.  This group’s profits were negatively impacted by a 90 basis point decrease in gross margin and a $7,586,000 decrease in sales that occurred primarily in the international markets, particularly the mining sector, for the first nine months of 2013 as compared to the first nine months of 2012.

Mobile Asphalt Paving Group: Segment profit for this group was $10,888,000 for the first nine months of 2013 compared to $9,634,000 for the first nine months of 2012, an increase of $1,254,000 or 13.0%. This increase is due primarily to a $4,689,000 increase in sales along with a 20 basis point increase in gross margin and decreased research and development expenses for the first nine months of 2013 compared to the first nine months of 2012.

Underground Group: This group had a segment loss of $3,963,000 for the first nine months of 2013 compared to a loss of $1,173,000 for the first nine months of 2012, a reduction in profitability of $2,790,000 or 237.9%.  This group’s profits were negatively impacted by a $2,751,000 decline in sales and a 510 basis point decrease in gross margin impacted by reduced sales at Astec Underground as a result of divestiture of the Trencor product line in late 2012, offset by a reduction in selling, general, administrative and engineering expenses for the first nine months of 2013 compared to the first nine months of 2012.  This group’s profitability was also impacted by gross margin declines at GEFCO due to extensive manufacturing realignments at its facility.

Other Group: The Other Group had a segment loss of $21,578,000 for the first nine months of 2013 compared to a loss of $22,929,000 for the first nine months of 2012, an improvement of $1,351,000 or 5.9%.  The improvement in results in the first nine months of 2013 as compared to the first nine months of 2012 is due primarily to a reduction in the effective tax rate on U.S. federal income taxes, which was offset by an increase in selling expenses.  The tax rate for the first nine months of 2013 was reduced due to the fact that research and development tax credits on expenditures during both the entire 2012 year and first nine months of 2013 were included in the results of operations for the first nine months of 2013 due to the timing of the adoption of the tax credit legislation.  The effective tax rates for 2012 did not include a benefit for research and development tax credits because the previous legislation authorizing such credits had expired and the new legislation had not yet been adopted.

Liquidity and Capital Resources
The Company’s primary sources of liquidity and capital resources are its cash on hand, investments, borrowing capacity under a $100,000,000 revolving credit facility and cash flows from operations. The Company had $46,342,000 (of which $11,704,000 was held by our foreign subsidiaries) of cash available for operating purposes as of September 30, 2013, as well as an additional $16,343,000 of short-term investments.  The Company had no borrowings outstanding under its credit facilities with Wells Fargo Bank, N.A. (“Wells Fargo”) at any time during the nine months ended September 30, 2013. Net of letters of credit of $6,903,000, the Company had borrowing availability of $93,097,000 under the credit facility as of September 30, 2013.

The Wells Fargo credit facility is a five-year agreement that was entered into in April 2012 to replace an expiring agreement.  The amended and restated credit agreement with Wells Fargo continues the Company’s previous $100,000,000 revolving credit facility and includes a sub-limit for letters of credit of $25,000,000.  Borrowings under the agreement are subject to an interest rate equal to the daily one month LIBOR rate plus a 0.75% margin.  Interest only payments are due monthly. The unused facility fee is 0.175%.  The amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income, minimum tangible net worth and maximum allowed capital expenditures.

The Company’s South African subsidiary, Osborn Engineered Products SA (Pty) Ltd (“Osborn”), has a credit facility of $7,465,000 (ZAR 75,000,000) to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of September 30, 2013, Osborn had $328,000 of borrowings under the credit facility and $1,478,000 in performance, advance payment and retention guarantees outstanding under the facility. The facility is unsecured and no unused facility fees are charged.  Osborn had available credit under the facility of $5,658,000 as of September 30, 2013. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 8.25% as of September 30, 2013.

The Company’s Australian subsidiary, Astec Australia Pty Ltd (“Astec Australia”), entered into a new banking agreement in July 2013 which includes a banking facility to finance foreign exchange dealer limit orders of up to $7,447,000 (AUD 8,000,000) and a flexible options finance facility of $3,025,000 (AUD 3,250,000) secured by a mortgage on Astec Australia’s property and a general security agreement.  Amounts outstanding under Astec Australia’s prior banking arrangements are currently being transferred to the new bank and the $1,600,000 letter of credit issued by the parent Company is expected to be terminated once the transfers are complete.  No amounts were outstanding under the credit facilities as of September 30, 2013; however, performance guarantees in the amount of $849,000 were outstanding under the bank guarantee facilities as of September 30, 2013.  The interest rate is the bank’s Business One Loan Rate plus a line fee of 1.35%. The interest rate was 5.21% as of September 30, 2013.

Cash Flows from Operating Activities (in thousands):

	Nine Months Ended September 30,		Increase
	2013	2012	(Decrease)
Net income	$30,930	$30,067	$863
Depreciation and amortization	16,664	17,523	(859)
Deferred income tax provision (benefit)	(1,541)	3,794	(5,335)
Changes in working capital:
Increase in trade and other receivables	(9,479)	(6,960)	(2,519)
Increase in inventories	(27,143)	(46,984)	19,841
Increase (decrease) customer deposits	(3,778)	3,257	(7,035)
Increase (decrease) in accounts payable	2,282	(5,714)	7,996
Other, net	(1,203)	(1,187)	(16)
Net cash provided (used) by operating activities	$6,732	$(6,204)	$12,936

For the nine-month period ended September 30, 2013, net cash from operating activities increased $12,936,000 compared to the same period in 2012.  The primary reason for the increase in cash used from operations in the first nine months of 2013 compared to the first nine months of 2012 is the decline of inventory purchases of $19,841,000, which was offset by a decrease in customer deposits of $7,035,000, deferred tax provisions of $5,335,000 and trade and other receivables of $2,519,000.

Cash Flows from Investing Activities (in thousands):

	Nine Months Ended September 30,		Increase
	2013	2012	(Decrease)
Expenditures for property and equipment	$(22,142)	$(17,288)	$(4,854)
Purchase of short-term investments	(15,000)	-	(15,000)
Proceeds from sale of property and equipment	351	620	(269)
Net cash used by investing activities	$(36,791)	$(16,668)	$(20,123)

For the nine-month period ended September 30, 2013, net cash used by investing activities increased $20,123,000 compared to the same period in 2012 primarily due to an increase in cash used for planned capital expenditures of $4,854,000 and the investment of $15,000,000 of available cash in mutual funds in 2013.

Capital expenditures for 2013, including those by the Company’s Brazilian operations, are forecasted to be approximately $30,000,000. The Company expects to finance these expenditures using currently available cash balances, internally generated funds and available credit under the Company’s credit facilities. Capital expenditures are generally for machinery, equipment and facilities used by the Company in the production of its various products. The Company has begun the construction of a manufacturing facility in Brazil with an expected cost of $20,000,000 and plans to fund the costs of the plant facility with borrowings from the parent company and the costs of equipment with borrowings from a local Brazilian bank.  Manufacturing activities are expected to begin at the new facility in early 2014.  The Company believes that its current working capital, cash flows generated from future operations and available capacity under its credit facilities will be sufficient to meet the Company’s working capital and capital expenditure requirements through September 30, 2014.

Cash Flows from Financing Activities (in thousands):

	Nine Months Ended September 30,		Increase
	2013	2012	(Decrease)
Payment of dividends	$(4,570)	$-	$(4,570)
Proceeds from exercise of stock options	78	492	(414)
Withholding taxes paid upon vesting of restricted stock units	(783)	(716)	(67)
Net proceeds from sale of subsidiaries shares to minority shareholders	2,069	1,030	1,039
Other, net	(75)	(51)	(24)
Net cash provided (used) by financing activities	$(3,281)	$755	$(4,036)

Cash provided (used) by financing activities decreased $4,036,000 for the first nine months of 2013 compared to the same period in 2012, due primarily to the payment of dividends of $4,570,000 in the third quarter of 2013, which was offset by the change in net proceeds from the sale of shares to the minority shareholders of the Company’s South African and Brazilian subsidiaries of $1,039,000.

The Company sold American Augers, Inc. on November 30, 2012.  Cash flows from the operations of American Augers are reflected in the statements of cash flows for the nine month period ending September 30, 2012.  Cash flows from the operations of American Augers were not material during the periods presented, and the absence of cash flows related to American Augers is not expected to impact materially the Company’s future liquidity or capital resources. See Note 18, Discontinued Operations, of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding the sale of American Augers.

Financial Condition
The Company’s current assets increased to $521,559,000 as of September 30, 2013 from $504,084,000 as of December 31, 2012, an increase of $17,475,000, or 3.5%.  The increase is primarily attributable to an increase in inventories of $27,143,000 and increase in trade receivables of $9,428,000. These increases were offset by decreases in cash, cash equivalents and investments of $19,578,000.

The Company’s current liabilities decreased to $143,575,000 as of September 30, 2013 as compared to $145,542,000 as of December 31, 2012, a decrease of $1,967,000, or 1.4%.

Market Risk and Risk Management Policies
We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2012.

Off-balance Sheet Arrangements
As of September 30, 2013, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Seasonality
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the three and nine-month periods ended September 30, 2013 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.  Based upon historical results of the past several years, 73% to 75% of the Company’s annual revenues typically occur during the first nine months of the year.

Contractual Obligations
During the nine months ended September 30, 2013, there were no substantial changes in our commitments or contractual liabilities.

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

Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.  Exhibits

Exhibit No.	Description
10.1	Amendment to “Appendix A” of the Astec Industries, Inc. Supplemental Executive Retirement Plan, effective October 24, 2013.
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

ASTEC INDUSTRIES, INC. (Registrant)

Date: November 12, 2013	/s/ J. Don Brock
J. Don Brock Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 12, 2013	/s/ David C. Silvious
David C. Silvious Chief Financial Officer, Vice President, and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	Amendment to “Appendix A” of the Astec Industries, Inc. Supplemental Executive Retirement Plan, effective October 24, 2013.
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