Form 10-K
period 2013-12-31
ASTEC INDUSTRIES INC
filed 2014-03-03
CIK 792987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

As of June 30, 2013, the aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant was approximately $697,879,000 based upon the closing sales price as reported on the NASDAQ National Market System.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of February 14, 2014, Common Stock, par value $0.20 - 22,861,563 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the Parts of this Annual Report on Form 10-K indicated:

Document	Form 10-K
Proxy Statement relating to Annual Meeting of Shareholders to be held on April 24, 2014	Part III

ASTEC INDUSTRIES, INC.
2013 FORM 10-K ANNUAL REPORT

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
• taxes or usage fees;
• interest rates;
• integration of acquisitions;
• industry trends;
• pricing, demand and availability of steel, oil and liquid asphalt;
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
• anticipated start-up dates for our Brazilian operations;
• our backlog;
• ability to satisfy contingencies;
• contributions to retirement plans and plan expenses;
• reserve levels for self-insured insurance plans and product warranties;
• construction of new manufacturing facilities;
• supply of raw materials;
• inventory; and
• changes in the composition of the Company’s reportable segments.

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

PART I

Item 1.  Business

General

Astec Industries, Inc. (the "Company") is a Tennessee corporation which was incorporated in 1972.  The Company designs, engineers, manufactures and markets equipment and components used primarily in road building and related construction activities as well as other products discussed below.  The Company's products are used in each phase of road building, from quarrying and crushing the aggregate to application of the road surface. The Company also manufactures certain equipment and components unrelated to road construction, including equipment for the mining, quarrying, construction and demolition industries; gas and oil drilling rigs; water well and geothermal drilling rigs; industrial heat transfer equipment; whole-tree pulpwood chippers; horizontal grinders; and blower trucks.  The Company also manufactures a line of multiple use plants for cement treated base, roller compacted concrete and ready-mix concrete.  The Company recently developed and began marketing pelletizing equipment used to compress wood and other products into dense pellets for the renewable energy market among other applications.  The Company's subsidiaries hold 78 United States and 36 foreign patents and have an additional 46 United States and 29 foreign patent applications pending. The Company has been responsible for many technological and engineering innovations in the industries in which it operates.  The Company's products are marketed both domestically and internationally.  In addition to equipment sales, the Company manufactures and sells replacement parts for equipment in each of its product lines and replacement parts for some competitors' equipment.  The distribution and sale of replacement parts is an integral part of the Company's business.

The Company's fifteen manufacturing subsidiaries are: (i) Breaker Technology Ltd/Inc., which designs, engineers, manufactures and markets rock breaking systems in addition to processing equipment and utility vehicles for the mining and quarrying industries; (ii) Johnson Crushers International, Inc., which designs, engineers, manufactures and markets portable and stationary aggregate and ore processing equipment; (iii) Kolberg-Pioneer, Inc., which designs, engineers, manufactures and markets aggregate processing equipment for the crushed stone, gravel, manufactured sand, recycle, top soil and remediation markets; (iv) Osborn Engineered Products SA (Pty) Ltd, which designs, engineers, manufactures and markets a complete line of bulk material handling and minerals processing plant and equipment used in the aggregate, mineral mining, metallic mining and recycling industries; (v) Astec Mobile Screens, Inc. which designs, engineers, manufactures and markets mobile screening plants, portable and stationary structures and vibrating screens for the aggregate, recycle and material processing industries; (vi) Telsmith, Inc., which designs, engineers, manufactures and markets aggregate processing and mining equipment for the production and classification of sand, gravel, crushed stone and minerals used in road construction and other applications; (vii) Astec, Inc., which designs, engineers, manufactures and markets hot-mix asphalt plants, concrete mixing plants and related components of each and wood pellet plants; (viii) CEI Enterprises, Inc., which designs, engineers, manufactures and markets thermal fluid heaters, storage tanks, hot-mix asphalt plants, rubberized asphalt and polymer blending systems; (ix) Heatec, Inc., which designs, engineers, manufactures and markets thermal fluid heaters, process heaters, waste heat recovery equipment, liquid storage systems and polymer and rubber blending systems; (x) Astec Underground, Inc., which designs, engineers, manufactures and markets high pressure diesel powered pump trailers used for fracking and cleaning oil and gas wells and drilling rigs for the oil and gas industries as well as functioning as a contract manufacturer for other Astec companies; (xi) Carlson Paving Products, Inc., which designs, engineers, manufactures and markets asphalt paver screeds, a commercial paver and a windrow pickup machine; (xii) Roadtec, Inc., which designs, engineers, manufactures and markets asphalt pavers, material transfer vehicles, milling machines and a line of asphalt reclaiming and soil stabilizing machinery; (xiii) Peterson Pacific Corp., which designs, engineers, manufactures and markets whole-tree pulpwood chippers, horizontal grinders and blower trucks; (xiv) GEFCO, Inc., which designs, engineers, manufactures and markets portable drilling rigs and related equipment for the water well, environmental, groundwater monitoring, construction, geothermal, mining and shallow oil and gas exploration and production industries; and (xv) Astec Mobile Machinery GmbH, located in Hameln, Germany, which designs, manufactures and markets asphalt rollers and screeds and a road widener attachment and distributes products produced by other Company subsidiaries, primarily Roadtec, Inc.  The Company also has a subsidiary in Australia, Astec Australia Pty Ltd, that markets and installs equipment and services and provides parts in the region for many of the products produced by the Company’s subsidiaries.  In late 2011, the Company entered into an agreement with MDE, a Brazilian company, to form a manufacturing subsidiary in Brazil (“Astec Brazil”), with 75% of the ownership expected to be held by Astec Industries, Inc.  Astec Brazil began construction of a manufacturing facility during 2012 and expects to begin producing equipment by mid- to late-2014 to supply the South American market with various Company products for the aggregate and mining industries.

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

Segment Reporting

The Company's business units have their own decentralized management teams and offer different products and services.  The business units have been aggregated into four reportable business segments based upon the nature of the product or services produced, the type of customer for the products, the similarity of economic characteristics, the manner in which management reviews results and the nature of the production process, among other considerations.  The Company’s current reportable business segments are (i) Asphalt Group, (ii) Aggregate and Mining Group, (iii) Mobile Asphalt Paving Group and (iv) Underground Group.  All remaining companies, including the Company, Astec Insurance Company, Peterson Pacific Corp. and Astec Australia Pty Ltd, as well as U.S. federal income tax expenses for all business segments, are included in the "Other Business Units" category for reporting.  Due to recent internal changes in management responsibility and product transfers between some of the Company’s subsidiaries, the Company is currently reevaluating its reportable segments composition and changes in reporting are expected during 2014.

Financial information in connection with the Company's financial reporting for segments of a business and for geographic areas under FASB Accounting Standards Codification (ASC) 280 is included in Note 18, Operations by Industry Segment and Geographic Area, in "Notes to Consolidated Financial Statements” presented in Appendix A of this report.

Asphalt Group

The Asphalt Group segment is made up of three business units: Astec, Inc. ("Astec"), Heatec, Inc. ("Heatec") and CEI Enterprises, Inc. ("CEI").  These business units design, engineer, manufacture and market a complete line of asphalt plants, concrete mixing plants, wood pellet plants, and related components of each, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other non-related industries.

Products

Astec designs, engineers, manufactures and markets a complete line of portable, stationary and relocatable hot-mix asphalt plants and related components under the ASTEC® trademark, as well as a line of concrete mixing plants introduced by Astec in 2009.  An asphalt mixing plant typically consists of heating and storage equipment for liquid asphalt (manufactured by CEI or Heatec); cold feed bins for blending aggregates; a counter-flow continuous type unit (Astec Double Barrel) for drying, heating and mixing; a baghouse composed of air filters and other pollution control devices; hot storage bins or silos for temporary storage of hot-mix asphalt; and a control house.  Astec introduced the concept of high plant portability in 1979.  Its current generation of portable asphalt plants is marketed as the Six PackTM and consists of six or more portable components, which can be disassembled, moved to the construction site and reassembled, thereby reducing relocation expenses.  High plant portability represents an industry innovation developed and successfully marketed by Astec.  Astec's enhanced version of the Six PackTM, known as the Turbo Six PackTM, is a highly portable plant which is especially useful in less populated areas where plants must be moved from job-to-job and can be disassembled and erected without the use of cranes.

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

Astec’s concrete production equipment is designed to be easy to operate and maintain.  Materials are managed with continuous blending using belt scales and variable frequency conveyor drives.  Shaft-driven mixers with high-torque folding action deliver a uniform concrete mix.  Astec’s tower plants, which are designed in modular configurations for either dry or wet arrangements, provide an exciting new alternative in vertical stationary concrete plants.

In 2013, Astec began commercial production of wood pellet plants.  Astec's ground-breaking, state-of-the-art wood pellet plant features a number of industry innovations and is designed to change the wood pellet production industry. The modular design with replicated parallel lines results in fewer points in the process where an equipment failure can shut the entire plant down. In most other plants, a dryer outage would result in a total plant shutdown. In the event of a dryer outage in one line of a 60 TPH Astec plant, which consists of three 20 TPH lines, the plant would continue to operate at 40 TPH. Major maintenance cycles may be performed line-by-line while the plant continues to operate on the other lines.

Certain of Astec’s products are also available through licensing agreements with TIL, Ltd. in India and CCCC Xi’an Road Construction Co. Ltd. in China.

Heatec designs, engineers, manufactures and markets a variety of thermal fluid heaters, process heaters, waste heat recovery equipment, liquid storage systems and polymer and rubber blending systems under the HEATEC® trademark.  For the construction industry, Heatec manufactures a complete line of asphalt heating and storage equipment to serve the hot-mix asphalt industry and water heaters for concrete plants.  In addition, Heatec builds a wide variety of industrial heaters to fit a broad range of applications, including heating equipment for marine vessels, roofing material plants, refineries, oil sands, energy related processing, chemical processing, rubber plants and agribusiness.  Heatec has the technical staff to custom design heating systems and has systems operating as large as 50,000,000 BTU's per hour.

CEI designs, engineers, manufactures and markets thermal fluid heaters, storage tanks, rubberized asphalt and polymer blending systems under the CEI® trademark.  CEI designs and builds heaters with outputs up to 50,000,000 BTU’s per hour and portable, vertical and stationary storage tanks up to 50,000 gallons in capacity.  CEI is a leading supplier of crumb rubber blending plants in the U.S.

Marketing

Astec markets its hot-mix asphalt products both domestically and internationally under the Astec and Astec Dillman trademarks.  Asphalt equipment is sold directly to the customers through Astec's domestic and international sales departments, although independent agents are also used to market asphalt plants and their components in international markets.

Heatec and CEI equipment is marketed through both direct sales and dealer sales.  Manufacturers' representatives sell heating products for applications in industries other than the asphalt industry.

In total, the products of the Asphalt Group segment are marketed by approximately 55 direct sales employees, 17 domestic independent distributors and 56 international independent distributors.

Raw Materials

Raw materials used in the manufacture of products in the Asphalt Group include carbon steel, pipe and various types of alloy steel, which are normally purchased from distributors.  Raw materials for manufacturing are normally readily available.  Most steel is delivered on a "just-in-time" arrangement from the supplier to reduce inventory requirements at the manufacturing facilities, but steel is occasionally inventoried after purchase.

Competition

This industry segment faces strong competition in price, service and product performance and competes with both large publicly-held companies and various smaller manufacturers. Domestic hot-mix asphalt plant competitors include Terex Corporation, Gencor Industries, Inc., ADM, Parker and Almix.  In the international market, the hot-mix asphalt plant competitors include Ammann, Fayat/Marini, Terex/Cifali, Speco and local manufacturers.  The market for the Company's heat transfer equipment is diverse because of the multiple applications for such equipment.  Competitors for the construction product line of heating equipment include, among others, Gencor Industries, Inc./Hyway Heat Systems, American Heating, Pearson Heating Systems, Reliable Asphalt Products, F&C and Meeker. Competitors for the industrial product line of heating equipment include New Point Thermal, Fulton Thermal Corporation, Sigma Thermal and Vapor Power International, NATCO, Broach and TFS, among others.

Employees

At December 31, 2013, the Asphalt Group segment employed 1,075 individuals, of which 762 were engaged in manufacturing, 142 in engineering and 171 in selling, general and administrative functions.

Backlog

The backlog for the Asphalt Group at December 31, 2013 and 2012 was approximately $153,719,000 and $139,828,000, respectively. Management expects substantially all current backlogs to be filled in 2014.

Aggregate and Mining Group

The Company's Aggregate and Mining Group is comprised of seven business units focused on supplying heavy equipment and parts in the aggregate, metallic mining, quarrying and recycling markets.  These business units achieve their strength by distributing products into niche markets and drawing on the advantages of brand recognition in the global market.  These business units are Telsmith, Inc. ("Telsmith"), Kolberg-Pioneer, Inc. ("KPI"), Astec Mobile Screens, Inc. ("AMS"), Johnson Crushers International, Inc. ("JCI"), Breaker Technology Ltd/Breaker Technology Inc. ("BTI"), Osborn Engineered Products, SA (Pty) Ltd ("Osborn") and Astec do Brasil Fabricacao de Equipamentos Ltda (“Astec Brazil”).

Products

Telsmith, founded in 1906, is the oldest subsidiary of the group.  The primary markets served under the TELSMITH® trade name are the aggregate, metallic mining and recycling industries.

Telsmith’s core products are jaw, cone and impact crushers, as well as vibrating feeders and inclined and horizontal screens. Telsmith also provides consulting and engineering services to provide complete “turnkey” processing systems. Both portable and modular plant systems are available in production ranges from 300 tph to 1500 tph.

Telsmith maintains an ISO 9001:2008 certification, an internationally recognized standard of quality assurance. In addition, Telsmith has achieved CE designation (a standard for quality assurance and safety) on its jaw crusher, cone crusher and vibrating screen products marketed into European Union countries.

Telsmith recently introduced ten new or enhanced equipment models in several of its product lines to address customer needs by adding additional features and functionality to its existing product line while also addressing manufacturing cost concerns.  Product lines with new or enhanced equipment models include portable cone crushers, horizontal screens and screen plants, fold-up conveyors, rock hoppers, crushing stations, skid mounted crushing plants and vibrating pan feeders.

KPI and JCI (“KPI-JCI”) designs, engineers, manufactures and supports a complete line of stationary and portable aggregate and ore processing equipment for the sand and gravel, mining, quarrying, concrete and asphalt recycling markets under the KPI-JCI product brand name. This equipment, along with the related screen products from AMS, is jointly marketed through an extensive network of KPI-JCI and AMS dealers.

KPI-JCI products include a complete line of primary, secondary, tertiary and quaternary crushers, including jaw, cone, horizontal shaft impactor, vertical shaft impactor and roll rock crushers as well as industry related washing and conveying equipment and vertical and horizontal screens.  KPI-JCI rock crushers are used by mining, quarrying and sand and gravel producers to crush oversized aggregate to salable size, in addition to their use for recycled concrete and asphalt. Equipment furnished by KPI-JCI can be purchased as individual components, as portable plants for flexibility or as completely engineered systems for both portable and stationary applications. KPI-JCI’s portable plant offerings include the highly-portable Fast Pack ® System, featuring quick setup and teardown, thereby maximizing production time and minimizing downtime. KPI-JCI also offers portable fully self-contained and self-propelled Fast Trax ® track-mounted jaw and horizontal shaft crushers in six different models, which are ideal for either recycle or hard rock applications, allowing the producer to move the equipment to the material.  KPI-JCI’s expanded Global Trax line of these track-mounted crushers focuses more specifically on the need for these types of products in the global market. KPI-JCI screens are low-profile machines for use in both portable and stationary applications.

KPI-JCI portable plants combine various combinations of cone crushers, horizontal screens, combo screens and conveyors, mounted on tow away chassis and track chassis configurations.  Due to high transportation costs of construction materials, many producers use portable equipment to produce materials they need close to their job sites.  Portable plants allow aggregate producers the ability to quickly and efficiently move equipment from one location to another as their jobs necessitate.   The portable track plants are fully self-contained and allow operators to be producing materials within minutes of unloading equipment off of their transport trucks.  The introduction of track-mounted crushing and screening plants has enabled contractors to perform jobs that in the past were not economically feasible and also allows our dealers to compete in the large track-mounted rental market.

KPI-JCI sand classifying and washing equipment is designed to clean, separate and re-blend deposits to meet the size specifications for critical applications. KPI-JCI products include fine and coarse material washers, log washers, blade mills and sand classifying tanks. KPI-JCI also offers additional portable and stationary plants to handle the growing needs in specialty sands and fines recovery.  Screening plants are available in both stationary and highly portable models and are complemented by a full line of radial stacking and overland belt conveyors.

KPI-JCI conveying equipment is designed to move or store aggregate and other bulk materials in radial cone-shaped or windrow stockpiles. KPI-JCI’s SuperStacker telescoping conveyor and its Wizard Touch® automated controls are designed to add efficiency and accuracy to whatever the stockpile specifications require. Additionally, high capacity rail and barge loading/unloading material handling systems are an important part of the KPI-JCI product lines.

AMS designs, engineers, manufactures and markets mobile screening plants, portable and stationary screen structures and vibrating screens designed for the recycle, crushed stone, sand and gravel, industrial and general construction industries. These screening plants include the AMS Vari-Vibe and Duo-Vibe high frequency screens and a multi-frequency screen. The AMS high frequency screens are used for chip sizing, sand removal and sizing recycled asphalt where conventional screens are not ideally suited. Certain of AMS products are also available through licensing agreements with TIL, Ltd. in India.

In 2013, KPI-JCI and Astec Mobile Screens launched seven new products, including the new generation SuperStacker™, the GT125 Jaw Crusher, the GT145S Screen Plant, the GT165DF Screen Plant, the Kodiak Plus K500+ Cone Crusher, the Series 9000 De-Watering Screen and the High Frequency Screen for the industrial sands market. Additionally, a number of new screen models were introduced in 2013 targeted for markets not previously served by our existing products.

BTl designs, engineers, manufactures and markets a complete line of stationary rockbreaker systems for the mining, quarry and recycling industries, and provides large-scale stationary rockbreakers for open pit mining, as well as mid-sized stationary rock breakers for underground applications.  BTl also designs, engineers, manufactures and markets a complete line of four wheel drive articulated production and utility vehicles for underground mining.

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

During 2013, BTI shipped its first extra-large stationary rockbreaker system to a large iron ore mine operator in Canada.  These systems are the largest in the world and weigh over 100,000 pounds and are designed to work on gyratory crusher installations in strip mining applications and are offered in four models with 48 to 64 foot reach.  BTI is also currently finalizing the development of several new products including two new stationary rockbreaker systems, a multipurpose mine utility vehicle, a 18,500 foot-pound class hydraulic breaker and a range of small sized high flow hydraulic breakers for skid steer applications.

Osborn, which is located in South Africa, maintains ISO:9000; 14000 and 18000 certifications for quality assurance and designs, engineers, manufactures and markets a complete line of bulk material handling and minerals processing equipment. This equipment is used in the aggregate, mining, metallurgical and recycling industries. Osborn has been a licensee of Telsmith's technology for over 60 years and recently became a licensee of KPI’s vertical and horizontal shaft impact crushers.  In addition to Telsmith and KPI products, Osborn also has an in-house brand, Hadfields. Osborn also offers the following equipment: mineral sizers; single and double-toggle jaw crushers; cone crushers; rotary breakers; roll crushers; rolling ring crushers; mills; out-of-balance or exciter-driven screens and feeders; portable, track-mounted or skid mounted crushing and screening plants; and a full range of idlers.

Osborn has recently added a number of new products to its product offerings, including a 300 HP gyratory crusher for secondary applications, horizontal shaft impactors, an extension to the range of out-of-balance exciter gearboxes and a low profile apron feeder, in addition to numerous modernization and updates to its existing product lines.

Astec Brazil is in the process of constructing a manufacturing facility in Brazil.  The approximately 132,400 square foot facility is scheduled to begin operations in the second half of 2014.  Manufacturing operations, sales, distribution and product support will be located within the new facility, which is expected to employee approximately 120 employees at full capacity.  The new facility will initially manufacture stationary jaw and cone crushers, vibrating feeders, screens and track-mounted crushing units, representing the brands of AMS, KPI-JCI, and Telsmith in the construction and mining industries.  The Company also plans to manufacture other product lines at the facility in the future, such as BTI products for underground mining.  Once fully funded, Astec Brazil is expected to be 75% owned by the Company, with the other 25% being owned by MDE, a recognized leader in providing material handling solutions to the Brazilian market.

Prior to completion of the facility, Astec Brazil is operating as a distributor in the South American market for the other Astec Aggregate and Mining companies and Astec asphalt plants.

Marketing

Aggregate processing and mining equipment is marketed by approximately 108 direct sales employees, 133 domestic independent distributors and 85 international independent distributors.  The principal purchasers of aggregate processing equipment include highway and heavy equipment contractors, open mine operators, quarry operators and foreign and domestic governmental agencies.

Raw Materials

Raw materials used in the manufacture of products in the Aggregate and Mining Group include carbon steel and various types of alloy steel, which are normally purchased from distributors.  Raw materials for manufacturing are normally readily available.  BTI purchases hydraulic breakers under a purchasing arrangement with a South Korean supplier.  The Company believes the South Korean supplier has sufficient capacity to meet the Company's anticipated demand; however, alternative suppliers exist for these components should any supply disruptions occur.

Competition

The Aggregate and Mining Group faces strong competition in price, service and product performance.  Aggregate and Mining equipment competitors include Metso, Cedarapids, Powerscreen and Finlay, McCloskey, Superior, Pegson, Jacques, subsidiaries of Terex Corporation, Klemmann, Deister, F. L. Smith, McLanahan, Sandvik, and other smaller manufacturers, both domestic and international.

Employees

At December 31, 2013, the Aggregate and Mining Group segment employed 1,539 individuals, of which 1,108 were engaged in manufacturing, 127 in engineering and engineering support functions and 304 in selling, general and administrative functions.

Telsmith has a labor agreement covering approximately 161 manufacturing employees which expires on September 17, 2017.  None of Telsmith's other employees are covered by a collective bargaining agreement. Approximately 211 of Osborn's manufacturing employees fall within the scope of a collective labor union agreement that expires on June 30, 2014.

Backlog

At December 31, 2013 and 2012, the backlog for the Aggregate and Mining Group was approximately $105,022,000 and $88,123,000, respectively.  Management expects all current backlogs to be filled in 2014.

Mobile Asphalt Paving Group

The Mobile Asphalt Paving Group is comprised of Roadtec, Inc. ("Roadtec"), Carlson Paving Products, Inc. ("Carlson") and Astec Mobile Machinery GmbH (“Astec Mobile Machinery”), which began operations in the third quarter of 2011 in Hameln, Germany.  Roadtec designs, engineers, manufactures and markets asphalt pavers, material transfer vehicles, milling machines and a line of asphalt reclaiming and soil stabilizing machinery.  Carlson designs, engineers and manufactures asphalt paver screeds that attach to asphalt pavers to control the width and depth of the asphalt as it is applied to the roadbed.  Carlson also manufactures windrow pickup machines which transfer hot mix asphalt from the road bed into the paver's hopper and a heavy duty commercial class 8 ft. asphalt paver designed for parking lots, residential and other secondary roads. Astec Mobile Machinery serves as a distributor for Roadtec’s products in Europe and also designs, manufactures and markets screeds primarily for road construction markets outside the United States as well as a small road widener attachment.

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

Asphalt pavers are used in the application of hot-mix asphalt to the road surface.  Roadtec pavers have been designed to minimize maintenance costs while exceeding road surface smoothness requirements.  Roadtec also manufactures a paver model designed for use with the Shuttle Buggy material transfer vehicle described above. This paver model is designed to carry and spray tack coat directly in front of the hot mix asphalt in a single process.

Roadtec manufactures milling machines designed to remove old asphalt from the road surface before new asphalt mix is applied.  Roadtec's milling machine lines, for larger jobs, are manufactured with a simplified control system, wide conveyors, direct drives and a wide range of horsepower and cutting capabilities to provide versatility in product application.  In addition to its half-lane and larger highway class milling machines, Roadtec also manufactures a smaller, utility class machine for two to four foot cutting widths. In addition, in 2013 Roadtec introduced a new utility class cold planer model mounted on wheels.  Other new products introduced in 2013 include a gravity fed stealth paver and a roller compacted concrete paver.

Roadtec produced soil stabilizers in 2013 at configurations of 275 HP, 440HP, 625HP and 755HP.  These machines double as asphalt reclaiming machines for road rehabilitations, in addition to their primary purpose of stabilizing soil sub-grades with additives to provide an improved base on which to pave.  One additional model is being developed for production beginning in late 2014.

Carlson's patented screeds are attachments to asphalt paving machines that place asphalt on the roadbed at a desired thickness and width while smoothing and compacting the surface.  Carlson screeds can be configured to fit many types of asphalt paving machines.  The Carlson screed uses a hydraulic powered generator to electrify elements that heat a screed plate so asphalt will not stick to it while paving.  A generator is also available to power tools or lights for night paving.  Carlson offers options which allow extended paving widths and the addition of a curb on the road edge.  Carlson also offers a commercial class eight foot paver to fill the void between competitors’ commercial pavers, which tend to be lighter and less robust machines, and Roadtec’s highway class paver line.

Astec Mobile Machinery is functioning primarily as a distributor for Roadtec products in Europe.  Additionally, it designs and manufactures screeds and a small road widener attachment designed to meet the unique needs of the European market. Astec Mobile Machinery is developing an additional tamper bar screed for introduction into the European market in 2014.

Marketing

The Mobile Asphalt Paving Group equipment is marketed both domestically and internationally to highway and heavy equipment contractors, utility contractors and foreign and domestic governmental agencies. Mobile construction equipment and factory authorized machine rebuild services are marketed both directly and through dealers.  This segment employs 39 direct sales staff, 74 domestic independent distributors and 22 international independent distributors, including Astec-owned distributors in Australia and Germany.

Raw Materials

Raw materials used in the manufacture of products in the Mobile Asphalt Paving Group include carbon steel and various types of alloy steel, which are normally purchased from distributors and other sources.  Raw materials for manufacturing are normally readily available.  Most steel is delivered on a "just-in-time" arrangement from suppliers to reduce inventory requirements at the manufacturing facilities, but some steel is occasionally inventoried after purchase.  Components used in the manufacturing process include engines, gearboxes, power transmissions and electronic systems.

Competition

The Mobile Asphalt Paving Group faces strong competition in price, service and performance.  Paving equipment and screed competitors include Wailer, Caterpillar Paving Products, Inc., Volvo Construction Equipment, CMI Corporation, a subsidiary of Terex Corporation, Vogele America, a subsidiary of Wirtgen America, Dynapac, a subsidiary of Atlas-Copco, and Lee Boy.  The segment's milling machine equipment competitors include Wirtgen, CMI, Caterpillar, Bomag, Dynapac and Volvo.

Employees

At December 31, 2013, the Mobile Asphalt Paving Group segment employed 501 individuals, of which 322 were engaged in manufacturing, 47 in engineering and engineering support functions and 132 in selling, general and administrative functions.

Backlog

The backlog for the Mobile Asphalt Paving Group segment at December 31, 2013 and 2012 was approximately $6,090,000 and $4,265,000, respectively. Management expects all current backlogs to be filled in 2014. This segment typically operates with a smaller backlog in relation to sales than the Company’s other segments as many customers expect immediate delivery due to the types of products being sold and the lead times typically available on competitors’ equipment sold through dealers.

Underground Group

During 2011 and most of 2012, the Underground Group consisted of three manufacturing companies: Astec Underground, Inc. ("Astec Underground"), American Augers, Inc. ("American Augers") and GEFCO, Inc. (“GEFCO”), which was acquired by the Company in October 2011.  During late 2012, the Company sold American Augers and the large trencher product line of Astec Underground and the Underground Group now consists of GEFCO and Astec Underground (also referred to as “GEFCO-Loudon”).  GEFCO designs, engineers and manufactures a complete line of drilling rigs for the oil and gas, geothermal and water well industries as well as its line of King Oil tools.  Astec Underground continues to produce high pressure diesel powered pump trailers used for fracking and cleaning oil and gas wells and drilling rigs for the oil and gas industries.  Astec Underground also serves as a contract manufacturer for other Astec companies.

Products

In 2012, Astec Underground began manufacturing and selling a trailer-mounted double fluid pumper for use in the hydraulic fracturing and the oil and gas extraction industries, and it is currently developing a single fluid pumper for introduction in 2014.  The units include engines, transmissions, gearboxes, application specific cooling packages, displacement tank, plumbing and all related controls.  Subsequent to the sale of American Augers, Astec Underground assumed the American Augers’ large oil and gas well drilling equipment product line.

GEFCO, which began operations in 1931, manufactures portable drilling rigs and related equipment for the water well, environmental, groundwater monitoring, construction, mining and shallow oil and gas exploration and production industries. GEFCO’s EarthPro® Geothermal Drill, introduced in 2009, features a heavy-duty mast with a dual rack and pinion drive system.  Other features distinguishing this drill from its competitors include an automated rod loading system, a tethered two-speed ground drive system and dual multi-function joystick controls.  The Earth Pro® offers increased productivity in a drill/trip out application due to its pull up/ down capacity, three-speed drive motors, and the ability to be operated by one person rather than the usual requirement of three persons.

GEFCO is in the process of introducing a new, smaller drilling rig to serve certain geographic locations in the residential geothermal and water well market better than current models.  The new rigs will be offered in both truck-mounted and track-mounted options.

Marketing

Astec Underground typically distributes its pump trailers directly to the end users using a sales force of 5 employees.  GEFCO primarily markets its products domestically and internationally directly to the end users utilizing a combination of employee and independent sales agents.  This segment employs a total of 23 direct sales staff.

Raw Materials

Raw materials used in the manufacture of products in the Underground Group include carbon steel and various types of alloy steel, which are normally purchased from distributors and other sources.  Raw materials for manufacturing are normally readily available.  Most steel is delivered on a "just-in-time" arrangement from suppliers to reduce inventory requirements at the manufacturing facilities, but steel is occasionally inventoried after purchase.  Components used in the manufacturing process include engines, hydraulic pumps and motors, gearboxes, power transmissions and electronic systems.

Competition

The Underground Group segment faces strong competition in price, service and product performance and competes both with large companies that have resources significantly greater than those of the Company and with various smaller manufacturers.  Major competitors include Versa Drill, Schramm, Atlas Copco, National Oil Well, Blohm & Vos, Oil Country, NOV/Rolligon, Stewart & Stevenson and Dragon.

Employees

At December 31, 2013, the Underground Group segment employed 283 individuals, of which 199 were engaged in manufacturing, 28 in engineering and 56 in selling, general and administrative functions.  Included in the totals are 190 employees of GEFCO.  GEFCO has a collective bargaining agreement in place for approximately 80 manufacturing employees.  The current agreement expires on May 31, 2016.

Backlog

The backlog for the Underground Group segment at December 31, 2013 and 2012 was approximately $14,573,000 and $13,904,000, respectively.  Management expects all current backlogs to be filled in 2014.

Other Business Units

This category consists of the Company's business units that do not meet the requirements for separate disclosure as an operating segment.  At December 31, 2013, these other operating units included  Peterson Pacific Corp. (“Peterson”), Astec Australia Pty Ltd (“Astec Australia”), Astec Insurance Company and Astec Industries, Inc., the parent company.  Peterson designs, engineers, manufactures and distributes whole-tree pulpwood chippers, biomass chippers, horizontal grinders and blower trucks.  Astec Australia is the sole distributor of many of the company’s product lines in Australia and New Zealand.  As a distributor, Astec Australia sells, installs, services and provides parts support for many of the products produced by the Company’s manufacturing companies. Astec Insurance Company is a captive insurance company.

Products

The primary markets served by Peterson are the wood grinding, chipping and blower truck markets. Peterson produces 3 models of whole-tree pulpwood chippers ranging from 765 to 1200 horsepower, 2 flail delimbers, 2 drum chipper models, 9 horizontal grinder models ranging from 475 to 1200 horsepower, 2 blower truck models and 2 self-contained blower trailers.  A deck screen model for the wood chipping and grinding market is produced for Peterson by JCI.  Peterson has granted rights under a licensing agreement to Morbark, USA, whereby Morbark may produce and sell certain grinder equipment covered by a Peterson patent.

Astec Australia markets relocatable and portable asphalt plants and components produced by Astec, Heatec and CEI, asphalt paving equipment and components produced by Roadtec and Carlson, and aggregate equipment produced by the Company’s Aggregate & Mining Group.  In addition to selling equipment, Astec Australia provides complete support for their customers’ equipment with service, training and spare parts.  Astec Australia also provides turnkey installation solutions for large asphalt plants, aggregate and mining plants and bitumen tank farms.

Marketing

Peterson markets its machines and spare parts both domestically and internationally in the wood grinding, chipping and blower truck industries.  Peterson’s disc chippers and debarkers primarily serve the pulp and paper industry.  Peterson’s drum chippers primarily serve the biomass energy market.  Peterson’s grinders serve the compost, mulch, biomass energy and construction and demolition recycling markets.  Peterson’s blower trucks and trailers are used primarily in landscape and erosion control markets.  Peterson’s domestic sales are accomplished through a combination of 15 independent distributors and 12 direct sales and support personnel.  The international market is served with 12 independent distributors plus direct sales to customers in some countries.  The principal customers of Peterson products are independent contractors who supply the markets listed above.  Municipal governments also purchase waste grinders.

Astec Australia’s primarily markets its products in Australia and New Zealand; however, the company is also pursuing opportunities in other areas of the Pacific Rim and in Southeast Asia.  Astec Australia opened a new office in Tullamarine, Australia in 2012, which gives the company representation on both the east and west coasts of Australia.

Raw Materials

Raw materials used in the manufacture of products in this segment include carbon steel and various types of alloy steel, which are normally purchased from distributors and other sources.  Raw materials for manufacturing are normally readily available.  Most steel is delivered on a "just-in-time" arrangement from the supplier to reduce inventory requirements at the manufacturing facilities, but some steel is occasionally inventoried after purchase.  Purchased components used in the manufacturing process include engines, gearboxes, power transmissions and electronic control systems.

Competition

Peterson faces strong competition based on product performance, price and service. The principal competitors in North America for high speed grinders are Morbark, Rotochopper, Vermeer, Bandit, Diamond Z and CBI, along with other smaller competitors. Internationally, Doppstadt, Komptech, Jenz and other smaller companies compete in the grinder segment. Mobile chipper competitors include Morbark, Precision, Doppstadt, Jenz and other smaller companies. The principal competitors in the blower truck business are Finn and Express Blower (a division of Finn). Multiple competitors in the organic screening market include Power Screen (Terex), CEI, Doppstadt, Komptech and Terra Select.

Astec Australia’s competitors in each product line are typically the same companies that compete with the Company in other locations.  Competitors for asphalt plants, mobile asphalt equipment, and aggregate and mining equipment are primarily overseas manufacturers who are therefore subject to the same importation issues as Astec Australia.  The price impact of competition between European, American and Asian products is dependent primarily on the relationship between the US dollar and the Euro exchange rate as compared to the Australian dollar.

Employees

At December 31, 2013, the Other Business Units segment employed 310 individuals, of which 224 were employed by Peterson and 47 were employed by Astec Australia.  Peterson has 139 employees engaged in manufacturing, 24 in engineering and 61 in selling and general and administrative functions.  Astec Australia has 28 employees engaged in service and installation work and 19 in selling and general and administrative functions.  The remaining 39 employees are engaged in selling and general and administrative functions at the parent company.

Backlog

The backlog for the Other Business Units segment at December 31, 2013 and 2012, all of which is attributable to Peterson and Astec Australia, was approximately $10,838,000 and $17,671,000, respectively.  Management expects all current backlogs to be filled in 2014.

Common to All Operating Segments

The following information applies to all operating segments of the Company.

Raw Materials

Steel is a major component in the Company’s equipment.  After moderate increases during the fourth quarter of 2013, steel prices have stabilized during early 2014.  Steel demand is currently moderate with relatively short mill lead times for most products.  Management expects steel prices to remain near current levels in the near term unless there are significant demand increases due to growth in the broader economy.  It is uncertain, however, if current pricing will continue throughout the remainder of 2014. The Company continues to utilize forward-looking contracts coupled with advanced steel purchases to minimize the impact of price increases.  The Company will review the trends in steel prices entering into the second half of 2014 and establish future contract pricing accordingly.

Government Regulations

The Company is subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States and other countries.  The Environmental Protection Agency, the Occupational Safety & Health Administration, other federal agencies and certain state agencies have the authority to promulgate regulations that have an effect on the Company’s operations.  Many of these federal and state agencies may seek fines and penalties for violations of these laws and regulations.  The Company has been able to operate under these laws and regulations without any material adverse effect on its business.

None of the Company's operating segments operate within highly regulated industries.  However, air pollution control equipment manufactured by the Company, principally for hot-mix asphalt plants, must comply with certain performance standards promulgated by the federal Environmental Protection Agency under the Clean Air Act applicable to "new sources" or new plants.  Management believes the Company's products meet all material requirements of such regulations and applicable state pollution standards and environmental protection laws.

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

Compliance with these government regulations has no material effect on the Company’s capital expenditures, earnings, or competitive position within the market.

Employees

At December 31, 2013, the Company and its subsidiaries employed 3,708 individuals, of which 2,558 were engaged in manufacturing, 368 in engineering, including support staff, and 782 in selling, administrative and management functions.

Other than the Telsmith and Osborn labor agreements described under the “Employee” subsection of the Aggregate and Mining Group above and the GEFCO labor agreement described under the “Employee” subsection of the Underground Group above, there are no other collective bargaining agreements applicable to employees of the Company or its subsidiaries.  The Company considers its employee relations to be good.

Manufacturing

The Company manufactures many of the component parts and related equipment for its products, while several large components of its products are purchased "ready-for-use".  Such items include engines, axles, tires and hydraulics.  In many cases, the Company designs, engineers and manufactures custom component parts and equipment to meet the particular needs of individual customers.  Manufacturing operations during 2013 took place at 20 separate locations.  The Company's manufacturing operations consist primarily of fabricating steel components and the assembly and testing of its products to ensure that the Company achieves quality control standards.

Seminars and Technical Bulletins

The Company periodically conducts technical and service seminars, which are primarily for dealer representatives, contractors, owners, employees and other users of equipment manufactured by the Company.  In 2013, approximately 415 representatives of contractors and owners of hot-mix asphalt plants attended seminars held by the Company in Chattanooga, Tennessee.  These seminars, which are taught by Company management and employees, along with select outside speakers and discussion leaders, cover a range of subjects, including, but not limited to, technological innovations in the hot-mix asphalt, aggregate processing, paving, milling and recycling markets.

The Company also sponsors executive seminars for the management of the customers of Astec, Heatec, CEI and Roadtec.  Primarily, members of the Company's management conduct the various seminars, but outside speakers and discussion leaders are also utilized.

During 2013, seven service training seminars were held at the Roadtec facility for approximately 520 customer representatives, and six remote seminars were conducted at other locations for approximately 225 additional customer personnel.  Telsmith conducted three technical seminars for approximately 107 customer and dealer representatives during 2013.  KPI, JCI and AMS jointly conduct National Dealers Conference, an annual dealer event. The event offers the entire dealer network a preview of future products, marketing and promotional programs to help dealers operate successful businesses. In addition to this event, the companies also provide factory customer and dealer training and on-site local, regional and national sales training programs throughout the year.

In addition to seminars, the Company publishes a number of technical bulletins and information bulletins detailing various technological and business issues relating to the industries in which it operates.

Patents and Trademarks

The Company seeks to obtain patents to protect the novel features of its products and processes.  The Company's subsidiaries hold 78 United States patents and 36 foreign patents.  The Company’s subsidiaries have 46 United States and 29 foreign patent applications pending.

The Company and its subsidiaries have 85 trademarks registered in the United States, including logos for Astec, Astec Dillman, Astec Underground, Carlson Paving, CEI, Gefco, Heatec, JCI, Peterson Pacific, Roadtec, and Telsmith, and the names ASTEC, CARLSON, HEATEC, JCI, KOLBERG, PETERSON, ROADTEC and TELSMITH, as well as a number of other product names.  The Company also has 70 trademarks registered in foreign jurisdictions, including Australia, Brazil, Canada, China, France, Germany, Great Britain, India, Italy, Mexico, South Africa, South Korea, Thailand, Vietnam and the European Union.  The Company and its subsidiaries have 6 United States and 23 foreign trademark registration applications pending.

Engineering and Product Development

The Company dedicates substantial resources to engineering and product development. At December 31, 2013, the Company and its subsidiaries had 368 full-time individuals employed in engineering and design capacities.

Seasonality and Backlog

Revenues for recent years, adjusted for acquisitions, have been strongest during the first half of the year, with the second half of the year consistently being weaker. We expect future operations in the near term to be typical of this historical trend.

As of December 31, 2013, the Company had a backlog for delivery of products at certain dates in the future of approximately $290,242,000 and $263,791,000 at December 31, 2013 and 2012, respectively.  The Company's contracts reflected in the backlog generally are not, by their terms, subject to termination.  Management believes the Company is in substantial compliance with all manufacturing and delivery timetables.

Competition

Each business segment operates in domestic markets that are highly competitive regarding price, service and product quality.  While specific competitors are named within each business segment discussion above, imports do not generally constitute significant competition for the Company in the United States, except for milling machines and track-mounted crushers.  In international sales efforts, however, the Company often competes with foreign manufacturers that may have a local presence in the market the Company is attempting to penetrate.

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

General economic downturns, including downturns in the commercial and residential construction industries, could result in a material decrease in our revenues and operating results.  Demand for many of our products, especially in the commercial construction industry, is cyclical.  Sales of our products are sensitive to the states of the U.S., foreign and regional economies in general, and in particular, changes in commercial construction spending and government infrastructure spending.  In addition, many of our costs are fixed and cannot be quickly reduced in response to decreased demand.  The following factors could cause a downturn in the commercial and residential construction industries:

•	a decrease in the availability of funds for construction;
•	declining economy domestically and internationally;
•	labor disputes in the construction industry causing work stoppages;
•	rising gas and oil prices;
•	rising steel prices and steel surcharges;
•	rising interest rates;
•	energy or building materials shortages;
•	inclement weather; and
•	availability of credit for customers.

Downturns in the general economy and restrictions in the credit markets may negatively impact our earnings, cash flows and/or financial position and access to financing sources by the Company and our customers.

Worldwide economic conditions and the international credit markets have significantly deteriorated in recent years and may remain depressed for the foreseeable future. Continued deterioration of economic conditions and credit markets could adversely impact our earnings as sales of our products are sensitive to general declines in U.S. and foreign economies and the ability of our customers to obtain credit.  In addition, we rely on the capital markets and the banking markets to meet our financial commitments and short-term liquidity needs if internal funds are not available from our operations. Further disruptions in the capital and credit markets, or deterioration of our creditors' financial condition, could adversely affect the Company's ability to draw on its revolving credit facility.  The Company’s current credit facility expires in April 2017, and deterioration in the credit markets could make it more difficult or expensive for us to replace our current credit facility, enter into a new credit facility or obtain additional financing.

A decrease or delay in government funding of highway construction and maintenance may cause our revenues and profits to decrease.

Many of our customers depend on government funding of highway construction and maintenance and other infrastructure projects.  Any decrease or delay in government funding of highway construction and maintenance and other infrastructure projects could cause our net sales and profits to decrease.  Historically, federal government funding of infrastructure projects has typically been accomplished through bills that establish funding over a multi-year period, such as the Safe, Accountable, Flexible and Efficient Transportation Equity Act - A Legacy for Users (“SAFETEA-LU”), which provided $286.5 billion to fund federal transit projects from 2004 to 2009.  SAFETEA-LU funding expired on September 30, 2009, and federal transportation funding has operated on a number of shorter term appropriations since that date. The most recent funding legislation, commonly referred to as Map-21, was passed in July 2012 and funds federal transportation expenditures through September 30, 2014.

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

We sell equipment primarily to contractors whose demand for equipment depends greatly upon the volume of road or utility construction projects underway or to be scheduled by both government and private entities.  The volume and frequency of road and utility construction projects are cyclical; therefore, demand for many of our products is cyclical.  The equipment we sell is durable and typically lasts for several years, which also contributes to the cyclical nature of the demand for our products.  As a result, we may experience cyclical fluctuations to our revenues and operating results.

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

Steel is a major component in the Company’s equipment. Steel prices fluctuate routinely. Our reliance on third-party suppliers for steel and other raw materials exposes us to volatility in the prices and availability of these materials. Price increases or a decrease in the availability of these raw materials could increase our operating costs and adversely affect our financial results.

Acquisitions that we have made in the past and future acquisitions involve risks that could adversely affect our future financial results.

We have completed several acquisitions in the past, including the acquisition of the GEFCO division of Blue Tee Corp. and the businesses now operating as Astec Mobile Machinery GmbH in 2011.  We may acquire additional businesses in the future.  We may be unable to achieve the benefits expected to be realized from our acquisitions.  In addition, we may incur additional costs and our management's attention may be diverted because of unforeseen expenses, difficulties, complications, delays and other risks inherent in acquiring businesses, including the following:

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

Certain members of our senior management team are of significant importance to our business and operations.  The loss of their services may adversely affect our business.  In addition, our ability to attract and retain qualified engineers, skilled manufacturing personnel and other professionals, either through direct hiring or acquisition of other businesses employing such professionals, will also be an important factor in determining our future success.

Difficulties in managing and expanding in international markets could divert management's attention from our existing operations.

In 2013, international sales represented approximately 35.8% of our total sales as compared to 38.9% in 2012.  We plan to continue our significant sales and production efforts in international markets.  In connection with any increase in international sales efforts, we will need to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist.  Any difficulties in expanding our international sales may divert management's attention from our existing operations.  In addition, international revenues are subject to the following risks:

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

We may be unsuccessful in complying with the financial ratio covenants or other provisions of our credit agreement.

As of December 31, 2013, we were in compliance with the financial covenants contained in our credit agreement with Wells Fargo Bank, N.A.  However, in the future we may be unable to comply with the financial covenants in our credit facility or to obtain waivers with respect to such financial covenants.  If such violations occur, the Company’s creditors could elect to pursue their contractual remedies under the credit facility, including requiring immediate repayment in full of all amounts then outstanding.  As of December 31, 2013, the Company had no outstanding borrowings but did have $6,943,000 of letters of credit outstanding under the credit agreement.  Additional amounts may be borrowed in the future.  The Company’s Osborn and Astec Australia subsidiaries have their own independent loan agreements in place.

Our quarterly operating results are likely to fluctuate, which may decrease our stock price.

Our quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future.  As a result, our operating results in some quarters may fall below the expectations of securities analysts and investors, which could result in a decrease in the market price of our common stock.  The reasons our quarterly results may fluctuate include:

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

Our hot-mix asphalt plants contain air pollution control equipment and several of our other products contain engines that must comply with performance standards promulgated by the Environmental Protection Agency.  These performance standards may increase in the future.  Changes in these requirements could cause us to undertake costly measures to redesign or modify our equipment or otherwise adversely affect the manufacturing processes of our products.  Such changes could have a material adverse effect on our operating results.

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

In the past, we have experienced negative margins on certain large, specialized aggregate systems projects. These large contracts included both existing and innovative equipment designs, on-site construction and minimum production levels.  Since it can be difficult to achieve the expected production results during the project design phase, field testing and redesign may be required during project installation, resulting in added cost. In addition, due to any number of unforeseen circumstances, which can include adverse weather conditions, projects can incur extended construction and testing delays which can cause significant cost overruns.  We may not be able to sufficiently predict the extent of such unforeseen cost overruns and may experience significant losses on specialized projects.  Additionally, the Company typically incurs substantial research and development costs each year and has historically received significant research and development tax credits due to these expenditures.  While these tax credits were approved through 2013, they may not be approved for future years.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The location, approximate square footage, acreage occupied and principal function and use by the Company’s reporting segments of the properties owned or leased by the Company are set forth below:

Location	Approximate Square Footage	Approximate Acreage	Principal Function (Use by Segment)
Chattanooga, Tennessee	518,000	63	Offices, manufacturing and training center – Astec (Asphalt Group)
Chattanooga, Tennessee	-	51	Storage yard – Astec (Asphalt Group)
Rossville, Georgia	40,500	3	Manufacturing – Astec (Asphalt Group)
Prairie du Chien, WI	91,500	39	Manufacturing – Dillman division of Astec (Asphalt Group)
Chattanooga, Tennessee	109,700	15	Offices and manufacturing – Heatec (Asphalt Group)
Chattanooga, Tennessee	207,000	15	Offices, manufacturing and training center – Roadtec (Mobile Asphalt Paving Group)
Chattanooga, Tennessee	51,200	7	Manufacturing – Roadtec (Mobile Asphalt Paving Group)
Chattanooga, Tennessee	14,100	--	Leased Hanger and Offices – Astec Industries, Inc. (Other Business Units)
Chattanooga, Tennessee	10,000	2	Corporate offices – Astec Industries, Inc. (Other Business Units)
Mequon, Wisconsin	236,000	30	Offices and manufacturing – Telsmith (Aggregate and Mining Group)
Sterling, Illinois	60,000	8	Offices and manufacturing – AMS (Aggregate and Mining Group)
Orlando, Florida	9,000	--	Leased machine repair and service facility – Roadtec (Mobile Asphalt Paving Group)
Loudon, Tennessee	327,000	112	Offices and manufacturing – Astec Underground (Underground Group)

Location	Approximate Square Footage	Approximate Acreage	Principal Function (Use by Segment)
Eugene, Oregon	130,000	8	Offices and manufacturing – JCI (Aggregate and Mining Group)
Albuquerque, New Mexico	115,000	14	Offices and manufacturing – CEI (Asphalt Group) (partially leased to a third party)
Yankton, South Dakota	312,000	50	Offices and manufacturing – KPI (Aggregate and Mining Group)
Thornbury, Ontario, Canada	60,500	12	Offices and manufacturing – BTI (Aggregate and Mining Group)
Thornbury, Ontario Canada	7,000	--	Leased warehouse/parts sales office – BTI (Aggregate and Mining Group)
Walkerton, Ontario Canada	655	--	Leased engineering office – BTI (Aggregate and Mining Group)
Riverside, California	12,500	--	Leased offices, sales, assembly and warehouse – BTI (Aggregate and Mining Group)
Solon, Ohio	8,900	--	Leased offices, sales, assembly and warehouse – BTI (Aggregate and Mining Group)
Tacoma, Washington	41,000	8	Offices and manufacturing – Carlson (Mobile Asphalt Paving Group)
Tacoma, Washington	4,400	1	R&D/Services Offices-Carlson (Mobile Asphalt Paving Group)
Cape Town, South Africa	4,600	--	Leased sales office and warehouse – Osborn (Aggregate and Mining Group)
Durban, South Africa	3,800	--	Leased sales office and warehouse – Osborn (Aggregate and Mining Group)
Witbank, South Africa	1,000	--	Leased sales office and warehouse – Osborn (Aggregate and Mining Group)
Tullamarine, Australia	6,000	--	Leased office, warehouse and storage yard-Astec Australia Pty Ltd (Other Business Unit)

Location	Approximate Square Footage	Approximate Acreage	Principal Function (Use by Segment)
Johannesburg, South Africa	239,000	21	Offices and manufacturing – Osborn (Aggregate and Mining Group)
Eugene, Oregon	130,000	7	Offices and manufacturing – Peterson Pacific Corp. (Other Business Units)
Enid, Oklahoma	350,000	42	Offices and manufacturing – GEFCO, Inc. (Underground Group)
West Columbia, South Carolina	7,600	--	Leased distribution center – Peterson Pacific Corp. (Other Business Units)
Acacia Ridge, Australia	31,000	5	Offices, warehousing, service, light fabrication and storage yard – Astec Australia Pty Ltd (Other Business Units)
Canning Vale, Australia	9,000	--	Leased office, warehouse and storage yard - Astec Australia Pty Ltd (Other Business Unit)
Hameln, Germany	35,300	3	Offices and manufacturing – Asphalt Mobile Machinery GmbH (Mobile Asphalt paving Group)
Vespasiano-MG Brazil	2,200	--	Leased sales/administrative offices-Astec Brazil (Aggregate and Mining Group)
Vespasiano-MG Brazil	132,400	10	Manufacturing plant and offices under construction-Astec Brazil (Aggregate and Mining Group

The properties above are owned by the Company unless they are indicated as being leased.

Management believes each of the Company's facilities provides office or manufacturing space suitable for its current needs.  Additionally, management considers the terms under which it leases facilities to be reasonable.

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

Item 4. Mine Safety Disclosures

None.

Executive Officers

The name, title, ages and business experience of the executive officers of the Company are listed below.

Benjamin G. Brock has served as the Company’s Chief Executive Officer and President since January 2014.  He previously served as the Vice President and President of the Company’s Asphalt Group from August 2012 to December 2013 and as President of Astec, Inc. from 2006 to 2013. From 2003 until 2006 he held the position of Vice President - Sales of Astec, Inc. and Vice President/General Manager of CEI Enterprises, Inc. from 1997 until 2002. Mr. Brock's career with Astec began as a salesman in 1993. Mr. Brock is the son of J. Don Brock, Chairman of the Company. Mr. Brock has been a Director of the Company since 2013.  He is 43.

David C. Silvious, a Certified Public Accountant, has served as the Vice President, Chief Financial Officer and Treasurer of the Company since August 2011. He previously served as Corporate Controller of the Company from 2005 to 2011 and as Corporate Financial Analyst from 1999 to 2005. Mr. Silvious also serves as Treasurer of each of the Company’s U.S. operating subsidiaries and Vice President of Astec Insurance Company. He is 46.

Richard J. Dorris has served as the Company’s Chief Operating Officer and Executive Vice President since January 2014.  He previously served as the Group Vice President and President of the Company’s Energy Group from August 2012 to December 2013 and as President of Heatec, Inc. from 2004 to January 2014.  From 1999 to 2004 he held the positions of National Accounts Manager, Project Manager and Director of Projects for Astec, Inc. Prior to joining Astec, Inc. he was President of Esstee Manufacturing Company from 1990 to 1999 and was Sales Engineer from 1984 to 1990. He is 53.

J. Don Brock has served as Chairman of the Company’s Board since 1975 and as Chairman of the Company since January 2014.  He also served as President of the Company from its incorporation in 1972 until August 2012 and as the Chief Executive Officer of the Company until December 2013.  Dr. Brock also serves as a director and a member of the Audit Committee of The Dixie Group, Inc., a public company in the floor-covering manufacturing business.  Dr. Brock is the father of Benjamin G. Brock, who is the Chief Executive Officer, President and a Director of the Company, and Dr. Brock and Thomas R. Campbell, who served as the Group Vice President – Mobile Asphalt Paving and Underground until his retirement in September 2013, are first cousins.  Dr. Brock has been a Director of the Company since 1972.  He is 75.

W. Norman Smith has served as the Vice Chairman of the Company’ Board of Directors since January 2014 and the Group President of the Company’s Mobile Asphalt Paving Group since October 2013.  He previously served as the President and Chief Operating Officer of the Company from August 2012 to December 2013, as the Group Vice President – Asphalt of the Company from 1998 until August 2012, as the President of Astec, Inc., a subsidiary of the Company, from 1994 until 2006, and as the President of Heatec, Inc., a subsidiary of the Company, from 1977 until 1994.  Mr. Smith received his B.S. degree in mechanical engineering from the University of Tennessee and is a registered professional engineer. Mr. Smith has been a Director of the Company since 1982.  He is 74.

Richard A. Patek has served as the Group President of the Company’s Aggregate & Mining Group since October 2013 after having served as the Group’s Vice President since 2008. He has also served as President of Telsmith, Inc. since May 2001. He served as President of Kolberg-Pioneer, Inc. from 1997 until 2001. From 1995 to 1997, he served as Director of Materials of Telsmith, Inc. From 1992 to 1995, Mr. Patek was Director of Materials and Manufacturing of the former Milwaukee plant location. From 1978 to 1992, he held various manufacturing management positions at Telsmith. Mr. Patek also serves as the 2014 Chairman for the Association of Equipment Manufacturers (AEM) and a corporate board member for the Milwaukee School of Engineering.  He is 57.

Joseph P. Vig has served as the Group President of the Company’s AggRecon Group since October 2013 after having served as the Group’s Vice President since 2008. He has also served as President of Kolberg-Pioneer, Inc., since 2001. From 1994 until 2001, he served as Engineering Manager of Kolberg-Pioneer, Inc. From 1978 to 1993 he was Director of Engineering with Morgen Mfg. Co., and then Engineering Manager of Essick-Mayco in 1993-94. Mr. Vig is registered as a Professional Engineer. He is 64.

Stephen C. Anderson has served as Vice President of Administration since August 2011, as Secretary of the Company since January 2007 and as the Director of Investor Relations since January 2003. Mr. Anderson also serves as the Company’s compliance officer and manages the corporate information technology and aviation departments. He has also been President of Astec Insurance Company since January 2007. He was Vice President of Astec Financial Services, Inc. from 1999 to 2002. Prior to his employment with the Company, Mr. Anderson spent a combined fourteen years in commercial banking with AmSouth and SunTrust Banks. He is 50.

Robin A. Leffew has served as Corporate Controller since August 2011 and also serves as Secretary of Astec Insurance Company. She previously served as the Company’s Director of Internal Audit from 2005 to 2011 and Controller of Astec, Inc. from 1990 to 2005. From 1987 to 1990, she served as Corporate Financial Analyst for the Company. She is 52.

Michael A. Bremmer has served as the President of CEI Enterprises, Inc. since 2006. From 2003 until 2006, he held the position of Vice President and General Manager of CEI Enterprises, Inc. From 2001 until 2003, he held the position of Director of Engineering of CEI Enterprises, Inc. He is 58.

Chris Colwell has served as President of Carlson Paving Products since May 2011. Prior to joining Astec, Mr. Colwell held the position of Regional Operations Manager for Alta Equipment Company from 2010 to 2011. From 2008 to 2010 he served as Vice President-Asphalt Division for Wolverine Tractor and Equipment Company. From 1999 to 2008 Mr. Colwell served as President of Colwell Equipment Company Incorporated where he previously served in various positions since 1985 including General Manager, Director of Management Information Systems, Assistant Controller and Product Support Manager. Mr. Colwell is 48.

Larry R. Cumming has served as the President of Peterson Pacific Corp. since 2007. He joined the company in 2003, prior to which he held positions of General Manager and Chief Executive Officer of Peterson, Inc. Prior to joining Peterson, he held senior management positions in North America and Europe with Timberjack and John Deere (Deere acquired Timberjack in 2000). Mr. Cumming also held prior positions with Timberjack as Vice President Engineering and Senior Vice President Sales and Marketing, Chief Operating Officer and Executive Vice President Product Supply. He is a registered professional engineer in the Province of Ontario. Mr. Cumming is 65.

Jeffery J. Elliott has served as the President of Johnson Crushers, Inc. since 2001. From 1999 to 2001, he served as Senior Vice President for Cedarapids, Inc. (a Terex company), and from 1996 to 1999, he served as Vice President of the Crushing and Screening Group. From 1978 to 1996, he held various domestic and international sales and marketing positions with Cedarapids, Inc. He is 60.

Timothy Gonigam has served as the President of Astec Mobile Screens, Inc. since 2000. From 1995 to 2000, Mr. Gonigam held the position of Sales Manager of Astec Mobile Screens, Inc. He is 51.

Aaron Harmon has served as President of GEFCO, Inc. since its acquisition by the Company in October 2011. He previously served as President of the GEFCO Division of Blue Tee Corp. since 2005. Mr. Harmon joined GEFCO in 1995 and has served in several capacities within the organization including V. P. of North American Sales and Operations Manager. Mr. Harmon is 41.

Matthew B. Haven has served as the President of Telsmith, Inc. since February 2013.  He previously served as Executive Vice President and General Manager of Telsmith from January 2012 to February 2013 and as Vice President from 2008 to 2011.  Mr. Haven joined Telsmith in January 1997 and served as Chief Engineer, Research and Development and Director of Engineering prior to his appointment as Vice President.  Prior to joining Telsmith, Mr. Haven served as Chief Engineer, Product Design and Development of Cedarapids, Inc.  Mr. Haven is 51.

Tom Kruger has served as the Managing Director of Osborn Engineered Products SA (Pty) Ltd since 2005. For the previous five years, Mr. Kruger was employed as Operations Director of Macsteel Tube and Pipe (Pty) Ltd, a manufacturer of carbon steel tubing in Johannesburg, South Africa. He served as Sales and Marketing Director of Macsteel prior to becoming Operations Director. From 1993 to 1998, Mr. Kruger was employed by Barloworld Ltd as Operations Director and Regional Managing Director responsible for a trading organization in steel, tube and water conveyance systems. Prior to that, he held the position of Works Director. He is 56.

Jeffrey L. May has served as the President of Kolberg-Pioneer, Inc. since September 2013.  He previously served as the Vice President of Operations and Finance of Kolberg-Pioneer, Inc. from 2011 to 2013 and as Controller of Kolberg-Pioneer, Inc. from 1997 to 2010.  Mr. May is 50.

Jeffrey L. Richmond, Sr. has served as the President of Roadtec, Inc. since 2004. From 1996 until 2004, he held the positions of Sales Manager, Vice President of Sales and Marketing and Vice President/General Manager of Roadtec, Inc. He is 58.

Donald J. Sissons has served as the President of Breaker Technology Ltd. and Breaker Technology Inc. since January 2014.  He previously served as Vice President of Manufacturing Operations from January 2012 to January 2014 and as Plant Operations Manager from December 2003 until January 2012.  Mr. Sissons is registered as a Professional Engineer. He is 47.

David H. Smale has served as the General Manager of Astec Australia Pty Ltd since 2008. He served as the General Manager of Allen’s Asphalt from 2006 to 2008 and as their Operations Manager from 2004 to 2006. Mr. Smale is 58.

Malcolm L. Swanson has served as the President of Astec, Inc. since January 2014.  He previously served as Vice President – Engineering of Astec, Inc. from 1995 to 2013 and as Chief Engineer of Astec, Inc. from 1989 to 1995.  Prior to joining Astec, Inc., Mr. Swanson worked as a design engineer and project manager for Combustion Engineering of Chattanooga, TN in both the Fossil and Nuclear Power divisions. Mr. Swanson is a Professional Engineer holding registration in eight states.  Mr. Swanson is 65.

Thomas H. Wilkey has served as the President of Heatec, Inc. since January 2014.  From 1987 to 2004, he held the positions of Sales coordinator, Sales Manager, and Vice-President of Sales of Heatec, Inc., and in 2004 he became Executive Vice President of Heatec, Inc.  Mr. Wilkey is 60.

PART II

Item 5. Market for Registrant's Common Equity; Related Stockholder Matters and Issuer Purchases
of Equity Securities

The Company's Common Stock is traded in the Nasdaq National Market under the symbol "ASTE."  The Company paid a cash dividend of $1.00 per share on its Common Stock in the fourth quarter of 2012 and paid quarterly cash dividends of $0.10 per quarter in the second, third and fourth quarters of 2013.  Prior to 2012, the Company had not paid any cash dividends.

The high and low sales prices of the Company's Common Stock as reported on the Nasdaq National Market for each quarter during the last two fiscal years are as follows:

	Price Per Share
2013	High	Low
1st Quarter	$36.99	$33.50
2nd Quarter	$35.85	$30.87
3rd Quarter	$37.50	$33.15
4th Quarter	$39.01	$33.23

	Price Per Share
2012	High	Low
1st Quarter	$40.68	$32.60
2nd Quarter	$37.12	$26.48
3rd Quarter	$34.10	$27.01
4th Quarter	$33.47	$26.09

As of February 14, 2014 there were approximately 300 record holders of the Company's Common Stock.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Control over Financial Reporting
Management’s report appears in Appendix A of this Report.

Changes in Internal Controls
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fourth quarter of the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding the Company's directors, director nominating process, audit committee and audit committee financial expert is included under the captions "Certain Information Concerning Nominees and Directors" and “Corporate Governance” in the Company's Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 24, 2014 (referred to herein as the Company’s 2014 Proxy Statement), which is incorporated herein by reference.  Information regarding compliance with Section 16(a) of the Exchange Act is also included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2014 Proxy Statement, which is incorporated herein by reference.  Information with respect to our executive officers is set forth in Part I of this Report under the caption “Executive Officers.”

The Company's Board of Directors has approved a Code of Conduct and Ethics that applies to the Company's employees, directors and officers (including the Company's principal executive officer, principal financial officer and principal accounting officer).  The Code of Conduct and Ethics is available on the Company's website at www.astecindustries.com/investors/.

Item 11. Executive Compensation

Information included under the captions "Compensation Discussion and Analysis", "Executive Compensation", “Director Compensation”, “Corporate Governance—Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Company's 2014 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2013 regarding compensation plans under which the Company’s equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, Rights and RSU’s		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders (1)	277,287	(2)	$19.41	(3)	647,335	(4)

Equity Compensation Plans Not Approved by Shareholders (5)	20,214	(6)	$30.52	(7)	97,487	(8)
Total	297,501				744,822

(1)	These plans consist of our 1998 Long-Term Incentive Plan, our 2006 Incentive Plan and our 2011 Incentive Plan.
(2)
Includes 15,583 Stock Options granted under our 1998 Long-Term Incentive Plan, 209,341 Restricted Stock Units granted under our 2006 Incentive Plan and 52,363 Restricted Stock Units granted under our 2011 Incentive Plan.

(3)	Weighted average exercise price of outstanding Stock Options; excludes Restricted Stock Units.
(4)	Represents shares available for issuance under our 2011 Incentive Plan.
(5)	This plan consists of our 1998 Non-Employee Director Stock Incentive Plan.
(6)	Includes 1,686 Stock Options and 18,528 Deferred Stock Units granted under our 1998 Non-Employee Director Stock Incentive Plan.
(7)	Weighted average exercise price of outstanding Stock Options; excludes Deferred Stock Units.
(8)	Represents shares available for issuance under our 1998 Non-Employee Director Stock Incentive Plan.

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

Information included under the caption "Stock Ownership of Certain Beneficial Owners and Management” in the Company's 2014 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information included under the captions “Corporate Governance—Independent Directors” and “Transactions with Related Persons” in the Company’s 2014 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information included under the caption “Audit Matters” in the Company’s 2014 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)  The following financial statements and other information appear in Appendix “A” to this Report and are filed as a part hereof:

·	Selected Consolidated Financial Data.
·	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
·	Management’s Report on Internal Control over Financial Reporting.
·	Reports of Independent Registered Public Accounting Firm.
·	Consolidated Balance Sheets at December 31, 2013 and 2012.
·	Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011.
·	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011
·	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011.
·	Consolidated Statements of Equity for the Years Ended December 31, 2013, 2012 and 2011.
·	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules are not filed with this Report because the Schedules are either inapplicable or the required information is presented in the Financial Statements or Notes thereto.

(a)(3) The following Exhibits are incorporated by reference into or are filed with this Report:
3.1
Amended and Restated Charter of the Company, adopted on April 28, 1986 and amended on September 7, 1988, May 31, 1989 and January 15, 1999 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011).

3.2
Amended and Restated Bylaws of the Company, adopted on March 14, 1990 and amended on July 29, 1993, July 26, 2007 and July 23, 2008 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2011).

4.1
Amended and Restated Shareholder Protection Rights Agreement, dated as of December 22, 2005, by and between the Company and Mellon Investor Services LLC, as Rights Agent (incorporated by reference from the Company’s Current Report on Form 8-K dated December 22, 2005).

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
10.4
Amendment Number 1 to Astec Industries, Inc. 1998 Non-Employee Directors’ Stock Incentive Plan, dated March 15, 2005 (incorporated by reference from the Company’s Current Report on Form 8-K dated March 15, 2005). *

10.5
Amendment Number 2 to the Astec Industries, Inc. 1998 Non-Employee Directors Stock Incentive Plan, dated February 21, 2006 (incorporated by reference from the Company’s Current Report on Form 8-K dated February 27, 2006). *

10.6
Amendment Number 3 to the Astec Industries, Inc. 1998 Non-Employee Directors Stock Incentive Plan (incorporated by reference from the Company’s Annual Report on form 10-K for the year ended December 31, 2008). *

10.7	Astec Industries, Inc. 2006 Incentive Plan (incorporated by reference from Appendix A of the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders). *
10.8	Amendment Number 1 to Astec Industries, Inc. 2006 Incentive Plan (incorporated by reference from the Company’s Annual Report on form 10-K for the year ended December 31, 2008).*
10.9
Astec Industries, Inc. Supplemental Executive Retirement Plan, as amended and restated through January 1, 2009 (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2008). *

10.10
Amendment One to the Amended and Restated Astec Industries, Inc. Supplemental Executive Retirement Plan effective October 21, 2010 (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010). *

10.11	Astec Industries, Inc. 2011 Incentive Plan (incorporated by reference from Appendix A of the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders). *
10.12
Amendment to Appendix A of the Astec Industries, Inc. Supplemental Executive Plan effective August 1, 2011 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011). *

10.13
Asset Purchase Agreement, dated August 4, 2011, between Astec Industries, Inc. and Blue Tee Corp. (incorporated by reference from the company’s Quarterly Report on 10-Q for the period ended September 30, 2011).

10.14
Amendment to Appendix A of the Astec Industries, Inc. Supplemental Executive Plan effective November 1, 2011 (incorporate by reference from the company’s Annual Report on form 10-K for the year ended December 31, 2011). *

10.15
Amended and Restated Credit Agreement, dated as of April 12, 2012, between Astec Industries, Inc. and Certain of its Subsidiaries and Wells Fargo Bank, National Association (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2012).

10.16
Stock Purchase Agreement, dated as of October 31, 2012, among Astec Industries, Inc., American Augers, Inc. and The Charles Machine Works, Inc. (incorporated by reference from the Company’s Annual Report on Form 10-K for the period ending December 31, 2012).

10.17
Asset Purchase Agreement, dated as of October 31, 2012, among Astec Industries, Inc., Astec Underground, Inc. and The Charles Machine Works, Inc. (incorporated by reference from the Company’s Annual Report on Form 10-K for the period ending December 31, 2012).

10.18
Amendment to Appendix A of the Astec Industries, Inc. Supplemental Executive Retirement Plan, effective February 28, 2013 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2013). *

10.19
Amendment to “Appendix A” of the Astec Industries, Inc. Supplemental Executive Retirement Plan, effective April 25, 2013 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2013). *

10.20
Amendment to “Appendix A” of the Astec Industries, Inc. Supplemental Executive Retirement Plan, effective October 24, 2013 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2013). *

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

APPENDIX "A"
to
ANNUAL REPORT ON FORM 10-K

ITEMS 6, 7, 7A, 8, 9A and 15(a)(1), (2) and (3) and 15(b) and 15(c)

INDEX TO FINANCIAL STATEMENTS AND
 FINANCIAL STATEMENT SCHEDULES

ASTEC INDUSTRIES, INC.

FINANCIAL INFORMATION

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except as noted*)

	2013	2012	2011	2010	2009
Consolidated Statement of Income Data
Net sales	$932,998	$936,273	$908,641	$737,084	$698,056
Gross profit1, 4	207,119	207,951	211,533	175,929	147,540
Gross profit %4	22.2%	22.2%	23.3%	23.9%	21.1%
Selling, general and administrative expenses2	133,337	136,323	132,371	109,354	100,651
Intangible asset impairment charge3	--	--	--	--	17,036
Research and development	18,101	20,520	20,764	15,987	16,257
Income from operations4	55,681	51,108	58,398	50,588	13,596
Interest expense	423	339	190	339	532
Other income (expense), net	1,937	1,783	1,082	632	1,118
Net income from continuing operations4	39,214	34,210	40,440	34,648	5,849
Income (loss) from discontinued operations, net of tax	--	3,401	225	(1,269)	(2,080)
Gain on sale of subsidiary, net of tax	--	3,378	--	--	--
Net income4	39,214	40,989	40,665	33,379	3,769
Net income attributable to controlling interest4	39,042	40,828	40,563	33,237	3,731
Earnings (loss) per common share*4
Net income attributable to controlling
interest from continuing operations
Basic	1.72	1.50	1.79	1.53	0.26
Diluted	1.69	1.48	1.76	1.51	0.26
Income (loss) from discontinued operations
Basic	--	0.30	0.01	(0.06)	(0.09)
Diluted	--	0.29	0.01	(0.06)	(0.09)
Net income attributable to controlling interest
Basic	1.72	1.80	1.80	1.48	0.17
Diluted	1.69	1.77	1.76	1.46	016

Consolidated Balance Sheet Data
Working Capital4	$388,880	$358,536	$333,719	$318,936	$278,721
Total assets4	749,291	728,783	719,481	651,549	591,564
Total short-term debt	--	--	--	--	--
Long-term debt, less current maturities	--	--	--	--	--
Total equity4	580,511	550,734	531,298	494,276	452,923
Cash dividends declared per common share*	0.30	1.00	--	--	--
Book value per diluted common share at year-end*4	24.99	23.82	23.09	21.63	19.92

1 2011 Gross profit includes charges of $2,162,000 related to sale of utility product line assets in the Underground Group.

2 2011 Selling, general and administrative expenses include an impairment charge of $2,304,000 related to aviation equipment classified as held for sale during 2011.

3 2009 includes impairment charges, primarily goodwill, of $17,036,000, or $15,022,000 after tax.

4 Amounts shown for 2009-2012 have been increased from amounts previously reported in Forms 10-K due to a restatement for an error related to the elimination of intercompany profit on interdivisional sales. See Note 2 to the accompanying consolidated financial statements for additional details.

SUPPLEMENTARY FINANCIAL DATA
(in thousands, except as noted*)

Quarterly Financial Highlights
(Unaudited)
		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013	Net sales	$247,833	$248,127	$213,177	$223,861
	Gross profit	58,567	55,442	45,787	47,323
	Net income from continuing operations	13,251	11,152	6,527	8,284
	Net income	13,251	11,152	6,527	8,284
	Net income attributable to controlling interest	13,171	11,092	6,514	8,265
	Earnings per common share*
	Net income attributable to controlling interest
	Basic	0.58	0.49	0.29	0.36
	Diluted	0.57	0.48	0.28	0.36

2012	Net sales	$251,967	$238,275	$218,391	$227,640
	Gross profit1	59,020	53,323	47,297	48,311
	Net income from continuing operations1	12,293	9,741	6,633	5,543
	Income from discontinued operations	234	848	318	5,379
	Net income1	12,527	10,589	6,951	10,922
	Net income attributable to controlling interest1	12,514	10,526	6,903	10,885
	Earnings per common share*
	Net income attributable to controlling interest
	from continuing operations1:
	Basic	0.54	0.42	0.29	0.24
	Diluted	0.53	0.42	0.29	0.24
	Income from discontinued operations:
	Basic	0.01	0.04	0.01	0.24
	Diluted	0.01	0.04	0.01	.023
	Net income attributable to controlling interest1:
	Basic	0.55	0.46	0.30	0.48
	Diluted	0.54	0.46	0.30	0.47

Common Stock Price*
2013 High	$36.99	$35.85	$37.50	$39.01
2013 Low	33.50	30.87	33.15	33.23

2012 High	$40.68	$37.12	$34.10	$33.47
2012 Low	32.60	26.48	27.01	26.09
1 Amounts shown have been increased from amounts previously reported in Forms 10Q and 10K due to a restatement of 2012 financial statements
        (See Note 2 to the accompanying financial statements for additional details). The quarterly impact of the restatement is as follows:
a. Gross profit increased by $423,000, $262,000, $82,000 and $245,000 in the first, second, third and fourth quarters of 2012, respectively.
    b. Net income from continuing operations, net income and net income attributable to controlling interest increased by $269,000, $160,000,
                   $51,000 and $141,000 in the first, second, third and fourth quarters of 2012, respectively.
    c. Basic earnings per share on net income attributable to controlling interest from continuing operations increased $0.01 in the first and second quarters of 2012.
    d. Diluted earnings per share on net income attributable to controlling interest from continuing operations increased $0.01 in the first, second and fourth quarters of 2012.
    e. Basic earnings per share on net income attributable to controlling interest increased $0.01 in the first and fourth quarters of 2012.
    f.  Diluted earnings per share on net income attributable to controlling interest increased $0.01 in the first and fourth quarters of 2012.

The Company’s common stock is traded in the Nasdaq National Market under the symbol ASTE. Prices shown are the high and low sales prices as announced by the Nasdaq National Market. The Company paid a dividend of $1.00 per share on its common stock in the fourth quarter of 2012. On February 28, 2013, the Company’s Board of Directors approved a dividend policy pursuant to which the Company began paying a quarterly $0.10 per share dividend on its common stock beginning in the second quarter of 2013. The Company paid quarterly dividends of $0.10 per common share to shareholders in the second, third and fourth quarters of 2013. As determined by the proxy search on the record date for the Company’s 2014 annual shareholders’ meeting, the number of holders of record is approximately 300.

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

Overview

Astec Industries, Inc. (the “Company”) is a leading manufacturer and seller of equipment for the road building, aggregate processing, geothermal, water and oil and gas and wood processing industries. The Company’s businesses:

    •  design, engineer, manufacture and market equipment that is used in each phase of road building, including quarrying and crushing the aggregate, producing asphalt or concrete, recycling old asphalt or concrete and applying the asphalt;

    •  design, engineer, manufacture and market additional equipment and components, including geothermal drilling, oil and natural gas drilling, industrial heat transfer, wood chipping and grinding, wood pellet processing; and

    •  manufacture and sell replacement parts for equipment in each of its product lines.

The Company has 15 manufacturing companies, 14 of which fall within four reportable operating segments, which include the Asphalt Group, the Aggregate and Mining Group, the Mobile Asphalt Paving Group and the Underground Group. The business units in the Asphalt Group design, manufacture and market a complete line of asphalt plants and related components, heating and heat transfer processing equipment and storage tanks for the asphalt paving and other unrelated industries including energy production, concrete mixing plants and wood pellet processing equipment. The business units in the Aggregate and Mining Group design, manufacture and market equipment for the aggregate, metallic mining and recycling industries. The business units in the Mobile Asphalt Paving Group design, manufacture and market asphalt pavers, material transfer vehicles, milling machines, stabilizers and screeds. The business units in the Underground Group design, manufacture and market portable drilling rigs and related equipment for the water well, environmental, groundwater monitoring, construction, geothermal, mining and shallow oil and gas exploration and production industries. The Company also has one other category that contains the business units that do not meet the requirements for separate disclosure as an operating segment. The business units in the Other category include Peterson Pacific Corp. (“Peterson”), Astec Australia Pty Ltd (“Astec Australia”), Astec Insurance Company (“Astec Insurance” or “the captive”) and Astec Industries, Inc., the parent company. Peterson designs, manufactures and markets whole-tree pulpwood chippers, horizontal grinders and blower trucks. Astec Australia markets and installs equipment, services and provides parts for many of the products produced by the Company’s manufacturing companies. Astec Insurance is a captive insurance company.

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

The Company believes that federal highway funding influences the purchasing decisions of the Company’s customers, who are typically more comfortable making capital equipment purchases with such legislation in place. Federal funding provides for approximately 25% of all highway, street, roadway and parking construction in the United States.

The U.S. Congress funded federal transportation expenditures for the fiscal year ending September 30, 2011 at the 2010 level of $41.1 billion, and it approved short-term funding of federal transportation expenditures for the six-month period ending on March 31, 2012 at the same levels.

In July 2012, President Obama signed into law the “Moving Ahead for Progress in the 21st Century Act” (“Map-21”), which authorizes $105 billion of federal spending on highway and public transportation programs through fiscal year 2014. Map-21 was the first long-term highway legislation enacted since 2005 and continued federal highway and transit funding at 2012 levels with modest increases for inflation. Although Map-21 helped stabilize the federal highway program in the near term, the Company believes a longer multi-year highway program would have the greatest positive impact on the road construction industry and allow its customers to plan and execute longer-term projects. The level of future federal highway construction is uncertain and any future funding may be at lower levels than in the past.

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

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and its impact on customers’ purchasing decisions and the price of steel may each affect the Company’s financial performance. Economic downturns generally result in decreased purchasing by the Company’s customers, which, in turn, causes reductions in sales and increased pricing pressure on the Company’s products. Rising interest rates also typically negatively impact customers’ attitudes toward purchasing equipment. The Federal Reserve has maintained historically low interest rates in response to the economic downturn which began in 2009; however, interest rates may increase in 2014.

Significant portions of the Company’s revenues relate to the sale of equipment involved in the production, handling, recycling or installation of asphalt mix. Liquid asphalt is a by-product of oil production. An increase in the price of oil increases the cost of asphalt, which is likely to decrease demand for asphalt and therefore decrease demand for certain Company products. While increasing oil prices may have a negative financial impact on many of the Company’s customers, the Company’s equipment can use a significant amount of recycled asphalt pavement, thereby mitigating the effect of increased oil prices on the final cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt mix. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. The Company’s customers appear to be adapting their prices in response to the fluctuating oil prices, and the fluctuations did not appear to significantly impair equipment purchases in 2013. The Company expects oil prices to continue to fluctuate in 2014. Minor fluctuations in oil prices should not have a significant impact on customers’ buying decisions. However, political uncertainty in oil producing countries, interruptions in oil production due to disasters, whether natural or man-made, or other economic factors could significantly impact oil prices which could negatively impact demand for the Company’s products.

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

Steel is a major component in the Company’s equipment. Moderate steel price increases occurred during the fourth quarter of 2013. Steel prices have stabilized in the first quarter of 2014 with moderate demand and relatively short mill lead times for most products. The Company expects steel prices to remain near current levels in the short term unless there is significant demand increases due to growth in the broader economy. It is uncertain, however, if these trends will continue throughout the remainder of 2014. The Company continues to utilize forward-looking contracts coupled with advanced steel purchases to minimize the impact of increased steel prices. The Company will continue to review the trends in steel prices in future months and establish future contract pricing accordingly.

In addition to the factors stated above, many of the Company’s markets are highly competitive, and its products compete worldwide with a number of other manufacturers and dealers that produce and sell similar products. During 2011 and a portion of 2012, a weak dollar, combined with improving economic conditions in certain foreign economies, had a positive impact on the Company’s international sales. In 2013, the dollar strengthened against many foreign currencies which had a negative effect on pricing in certain foreign markets the Company serves. The Company expects the dollar to remain strong in the near-term relative to most foreign currencies. Increasing domestic interest rates or weakening economic conditions abroad could cause the dollar to continue to strengthen, which could negatively impact the Company’s international sales.

In the United States and internationally, the Company’s equipment is marketed directly to customers as well as through dealers. During 2013, approximately 75% to 80% of equipment sold by the Company was sold directly to the end user. The Company expects this ratio to remain relatively consistent through 2014.

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

The non-union employees of each subsidiary have the opportunity to earn profit-sharing incentives in the aggregate of up to 10% of each subsidiary’s after-tax profit if such subsidiary meets established goals. These goals are based on the subsidiary’s return on capital employed, cash flow on capital employed and safety. The profit-sharing incentives for subsidiary presidents and corporate officers are normally paid from a separate formula-driven pool based on the same key performance indicators used in the employee incentive plan.

Explanatory Note
The Company has restated its previously filed consolidated balance sheets as of December 31, 2012 and 2011 and its consolidated income statements for the years ended December 31, 2012 and 2011 to correct immaterial accounting errors related to the elimination of intercompany profits on interdivisional sales within the Company’s Asphalt Group. Management discovered the error during its routine month-end review of its September 2013 internal financial statements while investigating an unexpected variance at one of its subsidiaries. The errors caused the financial results and inventory levels previously reported for 2009 through 2012 to be understated by an immaterial amount each period. Although the impact of the errors was immaterial in each period, the cumulative impact of the correcting the errors, when aggregated together, would have been material to the Company’s consolidated income statement for the year ended December 31, 2013. A description of the error follows.

As part of the process to consolidate each of the Company’s subsidiaries’ financial statements each month, intercompany and interdivisional sales and cost of sales recorded on the Company’s subsidiaries’ books must be eliminated. Additionally, inventory levels must be decreased and margins deferred for the portion of these products that have not yet been sold to non-affiliated customers. Beginning in 2009, sales and cost of sales on interdivisional transactions between the two divisions of the Company’s subsidiary, Astec, Inc., were properly eliminated at the time of the interdivision sales; however, the related margins were not subsequently recognized when the products were eventually sold to non-affiliated customers. This resulted in an understatement of margins, related income taxes and inventory levels as reported in the Company’s consolidated financial statements for each period.

For further details on the nature of the corrections and the related impact on the Company’s previously issued consolidated financial statements, see Note 2, “Restatement of Previously issued Financial States” included in the notes to the consolidated financial statements.

Results of Operations: 2013 vs. 2012

Net Sales
Net sales decreased $3,275,000 or 0.3%, from $936,273,000 in 2012 to $932,998,000 in 2013. Sales are generated primarily from new equipment purchases made by customers for use in construction for privately funded infrastructure and public sector spending on infrastructure as well as equipment for the aggregate, mining, quarrying and recycle markets and the oil and gas and geothermal industries.

Domestic sales for 2013 were $599,054,000 or 64.2% of consolidated net sales compared to $572,522,000 or 61.1% of consolidated net sales for 2012, an increase of $26,532,000 or 4.6%. The overall increase in domestic sales for 2013 compared to 2012 reflects the strengthening economic conditions for the Company’s products in the domestic market.

International sales for 2013 were $333,944,000 or 35.8% of consolidated net sales compared to $363,751,000 or 38.9% of consolidated net sales for 2012, a decrease of $29,807,000 or 8.2%. International sales decreased due to the economic uncertainties in several countries in which the Company markets its products as well as a strengthening U.S. dollar against many foreign currencies. The Company continues its efforts to grow its international business by increasing its presence in the markets it serves.

Parts sales as a percentage of consolidated net sales increased 20 basis points to 26.5% in 2013 from 26.3% in 2012. In dollars, parts sales increased 0.4% to $246,905,000 in 2013 from $245,851,000 in 2012.

Gross Profit
Consolidated gross profit as a percentage of sales remained constant at 22.2% in 2013 and 2012.

Selling, General and Administrative Expense
Selling, general and administrative expenses for 2013 were $133,337,000 or 14.3% of net sales, compared to $136,323,000 or 14.6% of net sales for 2012, a decrease of $2,986,000 or 2.2%. In 2013, the Company recorded $799,000 of expense related to the 2014 ConExpo Show compared to $143,000 in 2012. The decrease in selling, general and administrative expense from prior year was primarily due to a decrease in legal and professional expenses of $1,525,000.

Research and Development
Research  and  development  expenses  decreased  $2,419,000  or  11.8%  to  $18,101,000  in  2013  from $20,520,000 in 2012. During 2013 and 2012, the Company invested heavily in research and development across all segments for numerous new equipment offerings which will be showcased at the 2014 ConExpo Show.

Interest Expense
Interest expense in 2013 increased $84,000, or 24.8%, to $423,000 from $339,000 in 2012. The increase in interest expense in 2013 compared to 2012 related primarily to the increase in bank fees related to the Company’s line of credit agreement with Wells Fargo.

Interest Income
Interest income decreased $98,000 or 8.6% to $1,047,000 in 2013 from $1,145,000 in 2012.

Other Income (Expense), Net
Other income (expense), net was $1,937,000 in 2013 compared to $1,783,000 in 2012, an increase of $154,000 or 8.6% due to an increase in investment income on a portion of the Company’s excess cash invested in mutual funds beginning in 2013.

Income Tax
Income tax expense on continuing operations for 2013 was $19,028,000, compared to income tax expense of $19,487,000 for 2012. The effective tax rates for 2013 and 2012 were 32.7% and 36.3%, respectively. The primary reason for the decrease in the effective tax rate from 2012 to 2013 is tax legislation passed in early 2013 that allowed the Company to obtain a tax credit in 2013 based upon amounts expensed for research and development in 2012 in addition to research and development costs incurred in 2013.

Net Income Attributable To Controlling Interest
The Company had net income attributable to controlling interest of $39,042,000 in 2013 compared to $40,828,000 in 2012 (which includes $6,779,000 of income from discontinued operations) for a decrease of $1,786,000 or 4.4%. Earnings per diluted share decreased $0.08 from $1.77 in 2012 to $1.69 in 2013. Weighted average diluted shares outstanding for the years ended December 31, 2013 and 2012 were 23,081,000 and 23,051,000, respectively. The increase in shares outstanding is primarily due to the granting of restricted stock units.

Backlog
The backlog of orders at December 31, 2013 was $290,242,000 compared to $263,791,000 at December 31, 2012, an increase of $26,451,000, or 10.0%. The increase in the backlog of orders was due to an increase in domestic backlog of $43,880,000 or 28.0% offset by a decrease in international backlog of $17,429,000 or 16.3%. The Aggregate and Mining Group backlog increased $16,899,000 or 19.2% from 2012 to 2013 due in part to an order received in late 2013 for a large crushing, screening and wash plant for a domestic customer. The Asphalt Group backlog increased $13,891,000 or 9.9% from 2012. The Underground Group backlog increased $669,000 or 4.8% from 2012 due to the increased demand for units for the oil and gas industry in the latter part of 2013. The Mobile Asphalt Paving Group backlog increased $1,826,000 or 42.8%. The Mobile Asphalt Paving Group typically operates with a smaller backlog than the other segments due to the nature of its products. The Company is unable to determine whether the increase in backlogs was experienced by the industry as a whole.

Net Sales by Segment (in thousands)

	2013	2012	$ Change	% Change
Asphalt Group	$237,959	$234,562	$3,397	1.4%
Aggregate and Mining Group	350,514	355,428	(4,914)	(1.4%)
Mobile Asphalt Paving Group	168,444	158,115	10,329	6.5%
Underground Group	73,104	82,802	(9,698)	(11.7%)
Other Group	102,977	105,366	(2,389)	(2.3%)

Asphalt Group: Sales in this group increased to $237,959,000 in 2013 compared to $234,562,000 in 2012, an increase of $3,397,000 or 1.4%. Domestic sales for the Asphalt Group increased 11.4% in 2013 compared to 2012 due to the strengthening of the U.S. domestic economy. International sales for the Asphalt Group decreased 23.8% in 2013 compared to 2012. The decrease in international sales occurred primarily in Canada, Mexico, Asia, India and Central America. Parts sales for the Asphalt Group increased 4.8% in 2013 compared to 2012.

Aggregate and Mining Group: Sales in this group were $350,514,000 in 2013 compared to $355,428,000 in 2012, a decrease of $4,914,000 or 1.4%. Domestic sales for the Aggregate and Mining Group increased 1.9% in 2013 compared to 2012 primarily due to improving economic conditions and improved demand related to infrastructure, particularly in the oil and gas producing regions of the country. International sales for the Aggregate and Mining Group decreased 4.6% in 2013 compared to 2012. The decrease in international sales occurred primarily in Europe, Post-Soviet States, South America, China and Brazil. Parts sales for the Aggregate and Mining Group increased 5.5% in 2013 compared to 2012.

Mobile Asphalt Paving Group: Sales in this group were $168,444,000 in 2013 compared to $158,115,000 in 2012, an increase of $10,329,000 or 6.5%. Domestic sales for the Mobile Asphalt Paving Group increased 8.8% in 2013 over 2012. The Mobile Asphalt Paving Group completed the first phase of the redesign of equipment models affected by the federally mandated switch to Tier IV engines which resulted in an increase in interest from domestic customers for the newly designed models in 2013. International sales for the Mobile Asphalt Paving Group decreased 3.9% in 2013 compared to 2012. The decrease internationally occurred primarily in Russia offset by an increase in Europe. Parts sales for this group remained relatively flat in 2013 compared to 2012.

Underground Group: Sales in this group were $73,104,000 in 2013 compared to $82,802,000 in 2012, a decrease of $9,698,000 or 11.7%. Domestic sales for the Underground Group decreased 27.9% in 2013 compared to 2012 due to the sale of the small utility trencher and drill line of products in 2012. International sales for the Underground Group increased 38.9% in 2013 compared to 2012. The increase in international sales occurred in the Post-Soviet States and Africa, and was primarily related to water well drilling rigs sales. Parts sales for the Underground Group decreased 31.3% in 2013 due to the sale of the small utility trencher and drill line of products in 2012.

Other Group: Sales for the Other Group were $102,977,000 in 2013 compared to $105,366,000 in 2012, a decrease of $2,389,000 or 2.3%. Domestic sales for the Other Group, which are generated by Peterson Pacific Corp., increased 28.1% in 2013 compared to 2012. The increase in sales was a result of land clearing projects for a large pipeline project in the northeastern U.S., as well as an improvement in the U.S. grinder and recycler market. International sales for the Other Group, which are generated primarily by Astec Australia, decreased 17.8% in 2013 compared to 2012. The decrease in international sales is due primarily to 2012 including abnormally high asphalt plant sales. Astec Australia functions as a dealer for the Company’s other subsidiaries and sells, installs and services equipment for the asphalt, aggregate and mining, mobile asphalt and underground construction markets of Australia. Parts sales for the Other Group increased 7.7% in 2013.

Segment Profit (Loss) (in thousands)

	2013	2012	$ Change	% Change
Asphalt Group	$26,962	$22,012	$4,950	22.5%
Aggregate and Mining Group	33,031	34,687	(1,656)	(4.8%)
Mobile Asphalt Paving Group	11,767	10,721	1,046	9.8%
Underground Group	(4,902)	(2,238)	(2,664)	(119.0%)
Other Group	(27,375)	(30,453)	3,078	10.1%

Asphalt Group: Profit for this group was $26,962,000 for 2013 compared to $22,012,000 for 2012, an increase of $4,950,000 or 22.5%. This group had an increase of $4,962,000 in gross profit compared to 2012 as a result of the $3,397,000 increase in sales.

Aggregate and Mining Group: Profit for this group was $33,031,000 in 2013 compared to $34,687,000 in 2012, a decrease of $1,656,000 or 4.8%. This group had a decrease of $2,705,000 in gross profit during 2013 as a result of the $4,914,000 decrease in sales offset by a $1,305,000 reduction in research and development expenses.

Mobile Asphalt Paving Group: Profit for this group was $11,767,000 in 2013 compared to profit of $10,721,000 in 2012, an increase of $1,046,000 or 9.8%. This group had an increase of $2,092,000 in gross profit during 2013 as a result of the $10,329,000 increase in sales.

Underground Group: This group had a loss of $2,238,000 in 2012 compared to a loss of $4,902,000 in 2013, an increase of $2,664,000 or 119.0%. This group had a decrease of $4,314,000 in gross profit during 2013 driven by a decrease in sales of $9,698,000 offset by a reduction in selling, general and administrative expenses of $2,108,000.

Other Group: The Other Group had a loss of $27,375,000 in 2013 compared to a loss of $30,453,000 in 2012, an improvement of $3,078,000 or 10.1%. Gross profit for this group decreased $867,000 or 4.7% year over year due in part to decreased sales of $2,389,000 for this group. The profit in this group was also significantly impacted by U.S. federal income tax expense, which is recorded at the parent company.

Results of Operations: 2012 vs. 2011

Net Sales
Net sales increased $27,632,000 or 3.0%, from $908,641,000 in 2011 to $936,273,000 in 2012. Sales are generated primarily from new equipment purchases made by customers for use in construction for privately funded infrastructure and public sector spending on infrastructure as well as equipment for the aggregate, mining, quarrying and recycle markets and the oil and gas and geothermal industries. The overall increase in sales for 2012 compared to 2011 reflects the strengthening economic conditions in domestic markets.

Domestic sales for 2012 were $572,522,000 or 61.1% of consolidated net sales compared to $543,527,000 or 59.8% of consolidated net sales for 2011, an increase of $28,995,000 or 5.3%. The overall increase in domestic sales for 2012 compared to 2011 reflects the strengthening economic conditions for the Company’s products in the domestic market.

International sales for 2012 were $363,751,000 or 38.9% of consolidated net sales compared to $365,114,000 or 40.2% of consolidated net sales for 2011, a decrease of $1,363,000 or 0.4%. International sales remained relatively flat but still strong as a percentage of 2012 total sales due to strong economic conditions in the international markets the Company serves as well as the continued efforts of the Company to grow its international business.

Parts sales as a percentage of consolidated net sales increased 210 basis points to 26.3% in 2012 from 24.2% in 2011. In dollars, parts sales increased 11.8% to $245,851,000 in 2012 from $219,963,000 in 2011.

Gross Profit
Consolidated gross profit as a percentage of sales decreased 110 basis points to 22.2% in 2012 from 23.3% in 2011. The decrease in gross margin is partially due to the costs associated with the redesign of certain of our products as a result of the switch to Tier 4 engines mandated by the federal government as well as increased production costs associated with new products recently introduced to the market and the underutilization of plant capacity at certain of our facilities. Sales price increases lagging behind raw material price increases on the aged backlog of equipment orders and competitive pricing pressures also contributed to the decrease in gross profit as a percent of sales.

Selling, General and Administrative Expense
Selling, general and administrative expenses for 2012 were $136,323,000 or 14.6% of net sales, compared to $132,371,000 or 14.6% of net sales for 2011, an increase of $3,952,000 or 3.0%. The increase was primarily due to an increase in payroll and related expenses of $6,638,000, an increase in travel expenses of $1,501,000, and an increase in health insurance of $4,125,000. These expenses were offset by a decrease in expenses of $3,159,000 related to the triennial Con-Expo Show which took place in 2011, profit sharing expense of $1,911,000, the write down of aviation assets held for sale of $2,304,000 (2011 only) and stock based compensation expense of $1,548,000.

Research and Development
Research and development expenses decreased $244,000 or 1.2% to $20,520,000 in 2012 from $20,764,000 in 2011. During 2012 and 2011 the Company invested heavily in research and development across all segments for numerous new equipment offerings, including the continued development of a wood pellet processing plant.

Interest Expense
Interest expense in 2012 increased $149,000, or 78.4%, to $339,000 from $190,000 in 2011. The increase in interest expense in 2012 compared to 2011 related primarily to the increase in bank fees related to the Company’s new line of credit agreement with Wells Fargo.

Interest Income
Interest income increased $262,000 or 29.7% to $1,145,000 in 2012 from $883,000 in 2011. The increase in interest income resulted from an increase in amounts invested in 2012 compared to 2011 and interest earned on notes receivable from customers.

Other Income (Expense), Net
Other income (expense), net was $1,783,000 in 2012 compared to $1,082,000 in 2011, an increase of $701,000 or 64.8% due to increased licensing fee income.

Income Tax
Income tax expense on continuing operations for 2012 was $19,487,000, compared to income tax expense of $19,733,000 for 2011. The effective tax rates for 2012 and 2011 were 36.3% and 32.8%, respectively. The primary reason for the increase in the effective tax rate from 2011 to 2012 was the unavailability of the research and development tax credit for 2012. Tax legislation passed in early 2013 allowed the Company to obtain a tax credit in 2013 based upon amounts expensed for research and development in 2012 in addition to research and development costs expensed in 2013.

Net Income Attributable To Controlling Interest
The Company had net income attributable to controlling interest of $40,828,000 in 2012 (which includes $6,779,000 income from discontinued operations) compared to $40,563,000 in 2011 for an increase of $265,000 or 0.7%. Earnings per diluted share increased slightly to $1.77 in 2012 from $1.76 in 2011. Weighted average diluted shares outstanding for the years ended December 31, 2012 and 2011 were 23,051,000 and 22,984,000, respectively. The increase in shares outstanding is primarily due to the vesting of restricted stock units and the exercise of stock options by employees of the Company.

Backlog
The backlog of orders at December 31, 2012 was $263,791,000 compared to $268,618,000 (adjusted for discontinued operations) at December 31, 2011, a decrease of $4,827,000, or 1.8%. The decrease in the backlog of orders was due to an increase in domestic backlog of $11,578,000 or 8.0% offset by a decrease in international backlog of $16,405,000 or 13.3%. The Asphalt Group backlog increased $24,053,000 or 20.8% from 2011. The Asphalt Group increase was to related domestic orders and was primarily due to an order for a wood pellet processing plant. The Aggregate and Mining Group backlog decreased $10,139,000 or 10.3%.

The decrease in backlog for the Aggregate and Mining Group occurred in both domestic and international orders. The Underground Group backlog decreased $7,438,000 or 34.8% from 2011 due to the decreased demand for units for the oil and gas industry in the latter part of 2012. The Mobile Asphalt Paving Group backlog decreased $1,884,000 or 30.6%. The Mobile Asphalt Paving Group typically operates with a smaller backlog than the other segments due to the nature of their products. The Company is unable to determine whether the decrease in backlogs was experienced by the industry as a whole.

Net Sales by Segment (in thousands)
	2012	2011	$ Change	% Change
Asphalt Group	$234,562	$260,404	$(25,842)	(9.9%)
Aggregate and Mining Group	355,428	333,278	22,150	6.6%
Mobile Asphalt Paving Group	158,115	187,988	(29,873)	(15.9%)
Underground Group	82,802	37,683	45,119	119.7%
Other Group	105,366	89,288	16,078	18.0%

Asphalt Group: Sales in this group decreased to $234,562,000 in 2012 compared to $260,404,000 in 2011, a decrease of $25,842,000 or 9.9%. Domestic sales for the Asphalt Group decreased 8.9% in 2012 compared to 2011 due primarily to delayed approval of a federal long-term highway funding bill, which impacted orders that typically require a long production lead time, in addition to state budgetary concerns. The federal highway funding was passed in July 2012 but was well after most states let their jobs for construction in 2012. International sales for the Asphalt Group decreased 12.4% in 2012 compared to 2011. The decrease in international sales occurred primarily in Europe, the Middle East, Post-Soviet States and South America. Parts sales for the Asphalt Group remained flat in 2012 compared to 2011.

Aggregate and Mining Group: Sales in this group were $355,428,000 in 2012 compared to $333,278,000 in 2011, an increase of $22,150,000 or 6.6%. Domestic sales for the Aggregate and Mining Group increased 16.2% in 2012 compared to 2011 primarily due to improving economic conditions and improved demand related to infrastructure, particularly in the oil and gas producing regions of the country. International sales for the Aggregate and Mining Group decreased 1.3% in 2012 compared to 2011. The decrease in international sales occurred primarily in South America, Africa, and the Middle East. Parts sales for the Aggregate and Mining Group increased 7.6% in 2012 compared to 2011.

Mobile Asphalt Paving Group: Sales in this group were $158,115,000 in 2012 compared to $187,988,000 in 2011, a decrease of $29,873,000 or 15.9%. Domestic sales for the Mobile Asphalt Paving Group decreased 15.3% in 2012 over 2011. Domestic sales of equipment for this Group were negatively affected by the federal government mandated switch to Tier IV engines as well as increased competition from international manufacturers that had a longer transition time to implement the Tier IV engines on their imports to the U.S. market. The decrease in domestic sales for the Mobile Asphalt Paving Group is also due in part to the increase of available rental units in the market. International sales for the Mobile Asphalt Paving Group decreased 18.7% in 2012 compared to 2011. The decrease internationally occurred primarily in Canada, South America and Mexico. Parts sales for this group increased 4.5% in 2012.

Underground Group: Sales in this group were $82,802,000 in 2012 compared to $37,683,000 in 2011, an increase of $45,119,000 or 119.7%. Domestic sales for the Underground Group increased 177.4% in 2012 compared to 2011. International sales for the Underground Group increased 33.1% in 2012 compared to 2011. The increase in international sales occurred in Asia, South America, and Australia. Parts sales for the Underground Group increased 148.5% in 2012. GEFCO, which was acquired by the Company in the fourth quarter of 2011, accounted for $34,643,000 of the increase in the Underground Group’s sales and positively impacted both domestic and international sales, including parts sales, of this Group.

Other Group: Sales for the Other Group were $105,366,000 in 2012 compared to $89,288,000 in 2011, an increase of $16,078,000 or 18.0%. Domestic sales for the Other Group, which are generated by Peterson Pacific Corp., increased 13.3% in 2012 compared to 2011. International sales for the Other Group, which are generated primarily by Astec Australia, increased 20.6% in 2012 compared to 2011. Astec Australia functions as a dealer for the Company’s other subsidiaries and has increased its focus to sell, install and service equipment for the asphalt, aggregate and mining, mobile asphalt and underground construction markets of Australia. Parts sales for the Other Group increased 4.2% in 2012.

Segment Profit (Loss) (in thousands)
	2012	2011	$ Change	% Change
Asphalt Group	$22,012	$30,275	$(8,263)	(27.3%)
Aggregate and Mining Group	34,687	31,493	3,194	10.1%
Mobile Asphalt Paving Group	10,721	26,485	(15,764)	(59.5%)
Underground Group	(2,238)	(7,318)	5,080	69.4%
Other Group	(30,453)	(38,549)	8,096	21.0%

Asphalt Group: Profit for this group was $22,012,000 for 2012 compared to $30,275,000 for 2011, a decrease of $8,263,000 or 27.3%. This group had a decrease of $7,712,000 in gross profit compared to 2011 as a result of the $25,842,000 decrease in sales.

Aggregate and Mining Group: Profit for this group was $34,687,000 in 2012 compared to $31,493,000 in 2011, an increase of $3,194,000 or 10.1%. This group had an increase of $7,165,000 in gross profit during 2012 as a result of the $22,150,000 increase in sales. This gross profit increase was offset by increases of $3,761,000 in selling, general and administrative expenses, including payroll related expenses, travel expense, sales commission expense, and research and development expenses.

Mobile Asphalt Paving Group: Profit for this group was $10,721,000 in 2012 compared to profit of $26,485,000 in 2011, a decrease of $15,764,000 or 59.5%. This group had a decrease of $15,235,000 in gross profit during 2012 as a result of the $29,873,000 decrease in sales and also due to the costs associated with the redesign of certain products as a result of the switch to Tier 4 engines mandated by the federal government. This group had an increase in selling, general and administrative expenses of $747,000, which was primarily attributed to payroll related expense, travel expense, sales commission expense and research and development expenses.

Underground Group: This group had a loss of $2,238,000 in 2012 compared to a loss of $7,318,000 in 2011 for an improvement of $5,080,000 or 69.4%. This group had an increase of $9,386,000 in gross profit during 2012 driven by the $45,119,000 increase in sales. Selling, general and administrative expenses increased $4,391,000 due primarily to increases in payroll related expenses, bad debt expense, exhibit expense and research and development expenses. These results included GEFCO, Inc. results for the entire year of 2012 compared to three months of 2011.

Other Group: The Other Group had a loss of $30,453,000 in 2012 compared to a loss of $38,549,000 in 2011, an improvement of $8,096,000 or 21.0%. Gross profit for this group increased $2,814,000 or 18.1% year over year due in part to $16,078,000 in increased sales for this group. The results for this group were positively impacted by the decrease in selling, general and administrative expense of $3,500,000 that resulted from decreases in profit sharing and stock based compensation expenses. In addition, the write down of aviation assets held for sale of $2,304,000 only occurred in 2011. The profit in this group was also significantly impacted by U.S. federal income tax expense, which is recorded at the parent company. Income tax expense in this group increased $1,691,000 in 2012 compared to 2011.

Liquidity and Capital Resources
The Company’s primary sources of liquidity and capital resources are its cash on hand, investments, borrowing capacity under a $100,000,000 revolving credit facility and cash flows from operations. The Company had $35,564,000 (of which $12,442,000 was held by our foreign subsidiaries) of cash and $16,073,000 of short- term investments available for operating purposes at December 31, 2013. In addition, the Company had no borrowings outstanding under its credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”) at any time during the year ended December 31, 2013. The Company had outstanding letters of credit of $6,943,000 and borrowing availability of $93,057,000 under the credit facility as of December 31, 2013.

On April 12, 2012, the Company and certain of its subsidiaries entered into an amended and restated credit agreement with Wells Fargo whereby Wells Fargo extended to the Company an unsecured line of credit of up to $100,000,000, including a sub-limit for letters of credit of up to $25,000,000. The amended and restated credit agreement replaced the expiring $100,000,000 credit facility between the Company and Wells Fargo. The amended and restated agreement has a five-year term expiring in April 2017. Borrowings under the agreement are subject to an interest rate equal to the daily one-month LIBOR rate plus a 0.75% margin. The unused facility fee is 0.175%. Interest only payments are due monthly. The amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income, minimum tangible net worth and maximum allowed capital expenditures. The Company was in compliance with these covenants as of December 31, 2013.

The Company’s South African subsidiary, Osborn Engineered Products SA (Pty) Ltd (“Osborn”), has a credit facility of $7,146,000 (ZAR 75,000,000) to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of December 31, 2013, Osborn had no cash borrowings under the credit facility, and $648,000 in performance, advance payment and retention guarantees under the facility. The facility is unsecured. As of December 31, 2013, Osborn had available credit under the facility of $6,498,000. The interest rate is 0.25% below the South Africa prime rate, resulting in a rate of 8.25% at December 31, 2013.

Cash Flows from Operating Activities (in thousands)
	2013	2012	Increase/ Decrease
Net income	$39,214	$40,989	$(1,775)
Adjustments:
Depreciation and amortization	22,265	23,048	(783)
Provision for warranty	12,199	11,152	1,047
Sale/purchase of trading securities, net	(1,350)	(146)	(1,204)
Gain on sale of subsidiary	--	(5,358)	5,358
Stock based compensation	1,461	1,285	176
Deferred income tax provision (benefits)	(2,220)	6,223	(8,443)
Other, net	1,075	511	564
Changes in working capital:
(Increase) decrease in receivables	(8,849)	7,555	(16,404)
(Increase) decrease in inventories	(36,561)	(41,145)	4,584
(Increase) decrease in prepaid expenses	(5,433)	(1,655)	(3,778)
Increase (decrease) in accounts payable	1,028	(6,425)	7,453
Increase (decrease in customer deposits	(5,436)	4,918	(10,354)
Increase (decrease) in accrued product warranties	(10,163)	(11,021)	858
Increase (decrease) in other accrued liabilities	1,085	298	787
Other, net	(2,454)	(1,596)	(858)
Net cash provided by operating activities	$5,861	$28,633	$(22,772)

Net cash provided by operating activities decreased $22,772,000 in 2013 compared to 2012. The primary reasons for the decrease in operating cash flows relate to receivables and customer deposits.

Cash Flows from Investing Activities (in thousands)
	2013	2012	Increase/ Decrease
Expenditures for property and equipment	$(27,673)	$(26,018)	$(1,655)
Proceeds from sale of subsidiary	--	42,940	(42,940)
Purchase of short-term investments	(15,000)	--	(15,000)
Other	424	375	49
Net cash provided (used) by investing activities	$(42,249)	$17,297	$(59,546)

Investing activities used cash of $42,249,000 in 2013 compared to cash provided of $17,297,000 in 2012. The change is primarily due to a $15,000,000 purchase of short-term investments in 2013 and a non-recurring proceed from the sale of a subsidiary of 2012.

Cash Flows from Financing Activities (in thousands)
	2013	2012	Increase/ Decrease
Payment of dividends	$(6,856)	$(22,790)	$15,934
Other, net	270	318	(48)
Net cash used by financing activities	$(6,586)	$(22,472)	$15,886

Financing activities used cash of $6,586,000 in 2013 and $22,472,000 in 2012 for a net change of $15,886,000 due primarily to the payment of the Company’s initial $1.00 per common share dividend in December 2012 compared to $.10 per share quarterly dividends beginning in the second quarter of 2013.

Capital expenditures for 2014 are forecasted to total $39,244,000. The Company expects to finance these expenditures using currently available cash balances, short-term investments, internally generated funds and available credit under the Company’s credit facility as well as local financing for the equipment in the new Brazilian manufacturing facility. Capital expenditures are generally for machinery, equipment and facilities used by the Company in the production of its various products.

The Company sold American Augers, Inc. on November 30, 2012. Cash flows from the operations of American Augers are reflected in the statements of cash flows through the date of sale. Cash flows from the operations of American Augers were not material during the periods presented, and the absence of cash flows related to American Augers is not expected to impact the Company’s future liquidity or capital resources. See Note 22, Discontinued Operations, for additional information regarding the sale of American Augers.

Financial Condition
The Company’s current assets increased to $522,411,000 at December 31, 2013 from $504,084,000 at December 31, 2012, an increase of $18,327,000. The increase is primarily due to an increase of $29,630,000 in inventory.

The Company’s current liabilities decreased to $133,531,000 at December 31, 2013 from $145,548,000 at December 31, 2012, a decrease of $12,017,000. The decrease is primarily attributable to decreases in customer deposits of $6,726,000 and other accrued liabilities of $7,095,000.

Market Risk and Risk Management Policies
The Company is exposed to changes in interest rates, primarily from its revolving credit agreements. A hypothetical 100 basis point adverse move (increase) in interest rates would not have materially affected interest expense for the year ended December 31, 2013, since there were no amounts outstanding on the revolving credit agreements during the year. The Company does not hedge variable interest.

The Company is subject to foreign exchange risk at its foreign operations. Foreign operations represent 14.9% and 16.3% of total assets at December 31, 2013 and 2012, respectively, and 14.0% and 14.4% of total revenue for the years ended December 31, 2013 and 2012, respectively. Each period the balance sheets and related results of operations of the Company’s foreign subsidiaries are translated from their functional foreign currency into U.S. dollars for reporting purposes. As the dollar strengthens against those foreign currencies, the foreign denominated net assets and operating results become less valuable in the Company’s reporting currency. When the dollar weakens against those currencies, the foreign denominated net assets and operating results become more valuable in the Company’s reporting currency. At each reporting date, the fluctuation in the value of the net assets and operating results due to foreign exchange rate changes is recorded as an adjustment to other comprehensive income in equity. The Company views its investments in foreign subsidiaries as long-term and does not hedge the net investments in foreign subsidiaries.

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

Due to the limited exposure to foreign exchange rate risk, a 10% fluctuation in the foreign exchange rates at December 31, 2013 or 2012 would not have a material impact on the Company’s consolidated financial statements.

Contractual Obligations
Contractual obligations and the period in which payments are due as of December 31, 2013 are as follows (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease obligations	$2,442	$1,272	$945	$188	$37
Inventory purchase obligations	1,652	1,652	--	--	--
Total	$4,094	$2,924	$945	$188	$37

The above table excludes our liability for unrecognized tax benefits, which totaled $1,933,000 at December 31, 2013, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

In 2013, the Company made contributions of approximately $811,000 to its pension plan, compared to $755,000 in 2012. The Company estimates that it will contribute $353,000 to the pension plan during 2014. The Company’s funding policy is to make the minimum annual contributions required by applicable regulations.

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

Certain customers have financed purchases of the Company’s products through arrangements in which the Company is contingently liable for customer debt aggregating $693,000 and $2,091,000 at December 31, 2013 and 2012, respectively. These obligations have average remaining terms of 1.4 years. The Company has recorded a liability of $121,000 related to these guarantees at December 31, 2013.

The Company is contingently liable under letters of credit of approximately $8,442,000, primarily for performance guarantees to customers, banks or insurance carriers.

Off-balance Sheet Arrangements
As of December 31, 2013 the Company does not have off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

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

Inventory Valuation: Inventories are valued at the lower of a first-in first-out cost or market. The most significant component of the Company’s inventories is steel. Open market prices, which are subject to volatility, determine the cost of steel for the Company. During periods when open market prices decline, the Company may need to reduce the carrying value of the inventory. In addition, certain items in inventory become obsolete over time, and the Company reduces the carrying value of these items to their net realizable value. These reductions are determined by the Company based on estimates, assumptions and judgments made from the information available at that time. The Company does not believe it is reasonably likely that the inventory values will materially change in the near future.

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

For general liability claims, the captive is liable for the first $1,000,000 per occurrence and $3,000,000 per year in the aggregate. The Company carries general liability, excess liability and umbrella policies for claims in excess of those covered by the captive.

For workers’ compensation claims, the captive is liable for the first $350,000 per occurrence and $2,750,000 per year in the aggregate. The Company utilizes a large national insurance company as third-party administrator for workers’ compensation claims and carries insurance coverage for claims liabilities in excess of amounts covered by the captive.

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

Product Warranty Reserve: The Company accrues for the estimated cost of product warranties at the time revenue is recognized. Warranty obligations by product line or model are evaluated based on historical warranty claims experience. For machines, the Company’s standard product warranty terms generally include post-sales support and repairs of products at no additional charge for periods ranging from three months to two years or up to a specified number of hours of operation. For parts from component suppliers, the Company relies on the original manufacturer’s warranty that accompanies those parts. Generally, fabricated parts are not covered by specific warranty terms. Although failure of fabricated parts due to material or workmanship is rare, if it occurs, the Company’s policy is to replace fabricated parts at no additional charge.

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

Goodwill and Other Intangible Assets: Intangible assets are classified into two categories: (1) intangible assets with definite lives subject to amortization, and (2) goodwill. Intangible assets with definite lives are tested for impairment if conditions exist that indicate the carrying value may not be recoverable. Risk factors that may be considered include an economic downturn in the general economy, a geographic market or the commercial and residential construction industries, a change in the assessment of future operations as well as the cyclical nature of our industry and the customization of the equipment we sell, each of which may cause adverse fluctuations in operating results. Other risk factors considered would be an increase in the price or a decrease in the availability of oil that could reduce the demand for our products in addition to the significant fluctuations in the purchase price of raw materials that could have a negative impact on the cost of production and gross margins as well as others more fully described in the Risk Factors section of our Form 10-K. An impairment charge is recorded when the carrying value of the definite lived intangible asset is not recoverable by the cash flows generated from the use of the asset. Some of the inputs used in the impairment testing are highly subjective and are affected by changes in business factors and other conditions. Changes in any of the inputs could have an effect on future tests and result in impairment charges.

Goodwill is not amortized but is tested for impairment annually or more frequently if events or circumstances indicate that such intangible assets or goodwill might be impaired. See Note 1, Summary of Significant Accounting Policies, for a detailed description of testing performed by the Company to determine if the recorded value of intangible assets or goodwill has been impaired.

The useful lives of identifiable intangible assets are determined after considering the specific facts and circumstances related to each intangible asset. Factors considered when determining useful lives include the contractual term of any agreement, the history of the asset, the Company’s long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, generally on a straight-line basis, over their useful lives, ranging from 6 to 15 years.

Stock-based Compensation: Beginning in 2006 and again in 2011, the Company implemented five-year plans to award key members of management restricted stock units (“RSUs”) each year based upon annual financial performance of the Company and its subsidiaries. Each five-year plan allows up to 700,000 of newly issued shares of Company stock to be granted to employees. The number of RSUs granted each year is determined based upon the performance of individual subsidiaries and consolidated annual financial performance with additional RSUs available for cumulative five-year results. Generally, each award vests at the end of five years from the date of grant, or at the time a recipient retires after reaching age 65, if earlier. These plans are more fully described in Note 17, Shareholders’ Equity, to the consolidated financial statements.

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
    •  taxes or usage fees;
    •  interest rates;
    •  integration of acquisitions;
    •  industry trends;
    •  pricing, demand and availability of steel, oil and liquid asphalt;
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
    •  anticipated start-up dates for our Brazilian operations;
    •  our backlog;
    •  ability to satisfy contingencies;
    •  contributions to retirement plans and plan expenses;
    •  reserve levels for self-insured insurance plans and product warranties;
    •  construction of new manufacturing facilities;
    •  supply of raw materials;
    •  inventory; and
    •  changes in the composition of the Company’s reportable segments.

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

In addition to the risks and uncertainties identified elsewhere herein and in documents filed by the Company with the Securities and Exchange Commission, the following factors should be carefully considered when evaluating the Company’s business and future prospects: changes or delays in highway funding; rising interest rates; changes in oil prices; changes in steel prices; changes in the general economy; unexpected capital expenditures and decreases in liquidity; the timing of large contracts; production capacity; general business conditions in the industry; non-compliance with covenants in the Company’s credit facilities; demand for the Company’s products; and those other factors listed from time to time in the Company’s reports filed with the Securities and Exchange Commission. Certain of the risks, uncertainties and other factors discussed or noted above are more fully described in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

This page intentionally left blank

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

Management, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework: 1992. Based on its assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Astec Industries, Inc.

We have audited Astec Industries, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Astec Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Astec Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Astec Industries, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2013 of Astec Industries, Inc. and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chattanooga, Tennessee March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Astec Industries, Inc.

We have audited the accompanying consolidated balance sheets of Astec Industries, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astec Industries, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Astec Industries, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chattanooga, Tennessee March 3, 2014

CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31
Assets	2013	2012
Current assets:
Cash and cash equivalents	$35,564	$80,929
Investments	17,176	1,334
Trade receivables	92,055	85,595
Notes and other receivables	2,734	3,453
Inventories	342,313	312,683
Prepaid expenses	13,636	8,520
Deferred income tax assets	14,924	10,215
Other current assets	4,009	1,355
Total current assets	522,411	504,084
Property and equipment, net	184,520	182,839
Investments	12,085	10,232
Goodwill	15,057	15,011
Notes receivable	6,284	6,437
Other long-term assets	8,934	10,180
Total assets	$749,291	$728,783
Liabilities and Equity
Current liabilities:
Accounts payable	$45,845	$46,210
Customer deposits	37,498	44,224
Accrued product warranty	12,716	11,052
Accrued payroll and related liabilities	16,988	16,590
Accrued loss reserves	3,328	3,221
Other accrued liabilities	17,156	24,251
Total current liabilities	133,531	145,548
Deferred income tax liabilities	17,455	15,171
Other long-term liabilities	17,794	17,330
Total liabilities	168,780	178,049

Equity:
Preferred stock-authorized 4,000 shares of $1.00 par value; none issued	--	--
Common stock-authorized 40,000 shares of $0.20 par value; issued and outstanding -22,859 in 2013 and 22,799 in 2012	4,572	4,560
Additional paid-in capital	134,730	133,809
Accumulated other comprehensive income (loss)	(4,894)	502
Company shares held by SERP, at cost	(2,786)	(2,855)
Retained Earnings	445,254	413,074
Shareholders' equity	576,876	549,090
Non-controlling interest	3,635	1,644
Total equity	580,511	550,734
Total liabilities and equity	$749,291	$728,783

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31
	2013	2012	2011
Net sales	$932,998	$936,273	$908,641
Cost of sales	725,879	728,322	697,108
Gross profit	207,119	207,951	211,533
Selling, general and administrative expenses	133,337	136,323	132,371
Research and development expenses	18,101	20,520	20,764
Income from operations	55,681	51,108	58,398
Other income:
Interest expense	423	339	190
Interest income	1,047	1,145	883
Other income (expense), net	1,937	1,783	1,082
Income from continuing operations before income taxes	58,242	53,697	60,173
Income taxes on continuing operations	19,028	19,487	19,733
Net income from continuing operations	39,214	34,210	40,440
Discontinued operations:
Income from discontinued operations, net of tax	--	3,401	225
Gain on sale of subsidiary, net of tax	--	3,378	--
Income from discontinued operations	--	6,779	225
Net income	39,214	40,989	40,665
Net income attributable to non-controlling interest	172	161	102
Net income attributable to controlling interest	$39,042	$40,828	$40,563

Earnings per Common Share
Net income attributable to controlling interest from continuing operations:
Basic	$1.72	$1.50	$1.79
Diluted	1.69	1.48	1.76
Income from discontinued operations:
Basic	--	0.30	0.01
Diluted	--	0.29	0.01
Net income attributable to controlling interest:
Basic	1.72	1.80	1.80
Diluted	1.69	1.77	1.76
Weighted average number of common shares outstanding:
Basic	22,749	22,680	22,589
Diluted	23,081	23,051	22,984

See Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31
	2013	2012	2011
Net income	$39,214	$40,989	$40,665
Other comprehensive income (loss):
Change in unrecognized pension and post-retirement benefit costs	2,742	(157)	(2,687)
Tax expense (benefit) on change in unrecognized pension and post-retirement benefit costs	(974)	(10)	976
Foreign currency translation adjustments	(8,821)	(626)	(5,723)
Tax expense on foreign currency translation adjustments	1,657	454	229
Other comprehensive income (loss)	(5,396)	(339)	(7,205)
Comprehensive income (loss) attributable to non-controlling interest	(236)	(15)	93
Comprehensive income attributable to controlling interest	$34,054	$40,665	$33,367

See Notes to Unaudited Condensed Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31
	2013	2012	2011
Cash Flows from Operating Activities
Net income	$39,214	$40,989	$40,665
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of subsidiary	--	(5,358)	--
Depreciation	20,966	20,945	18,551
Amortization	1,299	2,103	708
Provision for doubtful accounts	629	759	1,510
Provision for warranty	12,199	11,152	13,029
Deferred compensation provision (benefit)	601	115	(45)
Deferred income tax provision (benefit)	(2,220)	6,223	(1,982)
Asset impairment charges	--	--	2,724
Gain on disposition of fixed assets	(163)	(256)	(54)
Tax expense (benefit) from stock incentive exercises	8	(107)	(310)
Stock-based compensation	1,461	1,285	2,800
Sale (purchase) of trading securities, net	(1,350)	(146)	1,733
(Increase) decrease in:
Trade and other receivables	(8,849)	7,555	(24,554)
Inventories	(36,561)	(41,145)	(33,058)
Prepaid expenses	(5,433)	(1,655)	177
Other assets	(3,215)	(1,566)	45
Increase (decrease) in:
Accounts payable	1,028	(6,425)	9,002
Customer deposits	(5,436)	4,918	6,235
Accrued product warranty	(10,163)	(11,021)	(10,524)
Income taxes payable	(823)	1,611	816
Accrued retirement benefit costs	(324)	(218)	(446)
Accrued loss reserves	199	(1,435)	342
Other accrued liabilities	1,085	298	4,983
Other	1,709	12	(40)
Net cash provided by operating activities	5,861	28,633	32,307

Cash Flows from Investing Activities
Business acquisitions	--	--	(33,407)
Proceeds from sale of subsidiary	--	42,940	--
Proceeds from sale of property and equipment	424	375	260
Expenditures for property and equipment	(27,673)	(26,018)	(36,130)
Purchase of short-term investments	(15,000)	--	--
Sale of intangible assets acquired	--	--	500
Net cash provided (used) by investing activities	(42,249)	17,297	(68,777)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)
	Year Ended December 31
	2013	2012	2011
Cash Flows from Financing Activities
Payment of dividends	$(6,856)	$(22,790)	$--
Proceeds from issuance of common stock	112	514	812
Tax (expense) benefit from stock option exercise	(8)	107	310
Cash from sale (acquisition) of shares of subsidiary	735	904	29
Sale (purchase) of company shares by Supplemental Executive Retirement Plan, net	213	(373)	(266)
Withholding tax paid upon vesting of restricted stock units	(782)	(834)	--
Net cash provided (used) by financing activities	(6,586)	(22,472)	885
Effect of exchange rates on cash	(2,391)	(34)	(1,507)
Increase (decrease) in cash and cash equivalents	(45,365)	23,424	(37,092)
Cash and cash equivalents, beginning of year	80,929	57,505	94,597
Cash and cash equivalents, end of year	$35,564	$80,929	$57,505

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$229	$366	$193
Income taxes, net of refunds	$20,331	$13,722	$21,473

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2013, 2012 and 2011 (in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Company Shares Held by SERP	Retained Earnings	Non- Controlling Interest	Total Equity
Balance December 31, 2010 (As previously reported)	22,647	$4,529	$128,831	$8,046	$(2,217)	$353,019	$598	$492,806
Restatement (See Note 2)						1,470		1,470
Restated Balance December 31, 2010	22,647	4,529	128,831	8,046	(2,217)	354,489	598	494,276
Net income						40,563	102	40,665
Other comprehensive loss				(7,205)			(93)	(7,298)
Change in ownership percentage of subsidiary							(1)	(1)
Stock-based compensation	5	1	2,799					2,800
Exercise of stock options, including tax benefit	59	12	1,110					1,122
Purchase of Company stock held by SERP, net			4		(270)			(266)
Balance December 31, 2011	22,711	4,542	132,744	841	(2,487)	395,052	606	531,298
Net income						40,828	161	40,989
Dividends ($1.00 per share)			16			(22,806)		(22,790)
Other comprehensive loss				(339)			15	(324)
Change in ownership percentage of subsidiary							862	862
Stock-based compensation	6	1	1,284					1,285
Exercise of stock options and RSU vesting, including tax benefit	82	17	604					621
Withholding tax on vested RSUs			(834)					(834)
Purchase of Company stock held by SERP, net			(5)		(368)			(373)
Balance December 31, 2012	22,799	4,560	133,809	502	(2,855)	413,074	1,644	550,734
Net income						39,042	172	39,214
Quarterly dividends ($.10 per share for 3 quarters)			6			(6,862)		(6,856)
Other comprehensive loss				(5,396)			236	(5,160)
Change in ownership percentage of subsidiary							(802)	(802)
Capital contributed by minority shareholder							2,385	2,385
Stock-based compensation	6	1	1,460					1,461
Exercise of stock options and RSU vesting, including tax benefit	54	11	93					104
Withholding tax on vested RSUs			(782)					(782)
Sale of Company stock held by SERP, net			144		69			213
Balance December 31, 2013	22,859	$4,572	$134,730	$(4,894)	$(2,786)	$445,254	$3,635	$580,511

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Basis of Presentation - The consolidated financial statements include the accounts of Astec Industries, Inc. and its domestic and foreign subsidiaries. The Company’s significant wholly-owned and consolidated subsidiaries at December 31, 2013 are as follows:

Astec Australia Pty Ltd	Astec do Brasil Fabricacao de Equipamentos LTDA
Astec, Inc.	Astec Insurance Company
Astec Mobile Machinery GmbH	Astec Mobile Screens, Inc.
Astec Underground, Inc.	Breaker Technology, Inc.
Breaker Technology Ltd.	Carlson Paving Products, Inc.
CEI Enterprises, Inc.	GEFCO, Inc.
Heatec, Inc.	Johnson Crushers International, Inc.
Kolberg-Pioneer, Inc.	Osborn Engineered Products SA (Pty) Ltd (93% owned)
Peterson Pacific Corp.	Roadtec, Inc.
Telsmith, Inc.

On November 30, 2012, the Company sold its former American Augers, Inc. subsidiary to The Charles Machine Works, Inc. American Augers’ results of operations have been reclassified as discontinued operations in 2012 and 2011.

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

Foreign Currency Translation - Subsidiaries located in Australia, Brazil, Canada, Germany and South Africa operate primarily using local functional currencies. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting adjustments are presented as a separate component of accumulated other comprehensive income. Foreign currency transaction gains and losses, net are included in cost of sales and amounted to a loss of $522,000 in 2013 and gains of $867,000 and $490,000 in 2012 and 2011, respectively.

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

All financial assets and liabilities held by the Company at December 31, 2013 and 2012 are classified as Level 1 or Level 2 as summarized in Note 4, Fair Value Measurements.

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

Concentration of Credit Risk - The Company sells products to a wide variety of customers. Accounts receivable are carried at their outstanding principal amounts, less an allowance for doubtful accounts. The Company extends credit to its customers based on an evaluation of the customers’ financial condition generally without requiring collateral although the Company normally requires advance payments or letters of credit on large equipment orders. Credit risk is driven by conditions within the economy and the industry and is principally dependent on each customer’s financial condition. To minimize credit risk, the Company monitors credit levels and financial conditions of customers on a continuing basis. After considering historical trends for uncollectible accounts, current economic conditions and specific customer recent payment history and financial stability, the Company records an allowance for doubtful accounts at a level which management believes is sufficient to cover probable credit losses. Amounts are deemed past due when they exceed the payment terms agreed to by the customer in the sales contract. Past due amounts are charged off when reasonable collection efforts have been exhausted and the amounts are deemed uncollectible by management. As of December 31, 2013, concentrations of credit risk with respect to receivables are limited due to the wide variety of customers and industries in which the Company operates.

Allowance for Doubtful Accounts - The following table represents a rollforward of the allowance for doubtful accounts for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31
	2013	2012	2011
Reserve balance, beginning of year	$2,143	$2,398	$1,820
Provision	629	759	1,510
Write offs	(1,042)	(764)	(884)
Other	(22)	(250)	(48)
Reserve balance, end of year	$1,708	$2,143	$2,398

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

Goodwill and Other Intangible Assets - The Company’s intangible assets are classified as either intangible assets with definite lives subject to amortization or goodwill.

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

The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors considered when determining useful lives include the contractual terms of agreements, the history of the asset, the Company’s long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized over their useful lives, ranging from 6 to 15 years.

Goodwill is not amortized. The Company tests goodwill for impairment annually or more frequently if events or circumstances indicate that goodwill might be impaired. The tests utilize a two-step method at the reporting unit level. The Company’s reporting units are typically defined as either subsidiaries or a combination of two subsidiaries. No impairment was indicated in these tests in 2013, 2012 and 2011.

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

The fair value of the operating subsidiaries/reporting units that do not have goodwill are estimated using either the income or market approaches, depending on which approach is the most appropriate for each reporting unit. The fair value of the reporting units that serve operating units in supporting roles, such as the captive insurance company and the corporate reporting unit, are estimated using the cost approach. The sum of the fair values of all reporting units is compared to its calculation of the fair value of the consolidated Company using the market approach, which is inferred from the market capitalization of the Company at the date of the valuation, to confirm that the Company’s estimation of the fair value of its reporting units is reasonable.

If the book value of a reporting unit exceeds its fair value, an indication of possible goodwill impairment, the second step of the impairment test must be performed to determine the amount, if any, of goodwill impairment. In this second step, the total implied fair value of the reporting unit’s goodwill is estimated by allocating the fair value of the reporting unit to all its assets, including any unrecognized intangible assets and liabilities other than goodwill. The difference between the total fair value of the reporting unit and the fair value of its assets and liabilities other than goodwill is the implied fair value of its goodwill. The amount of any impairment loss is equal to the excess, if any, of the book value of the goodwill over the implied fair value of its goodwill.

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

For general liability claims, the captive is liable for the first $1,000,000 per occurrence and $3,000,000 per year in the aggregate. The Company carries general liability, excess liability and umbrella policies for claims in excess of those covered by the captive.

For workers’ compensation claims, the captive is liable for the first $350,000 per occurrence and $2,750,000 per year in the aggregate. The Company utilizes a large national insurance company as third party administrator for workers’ compensation claims and carries insurance coverage for claims liabilities in excess of amounts covered by the captive.

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

Advertising Expense - The cost of advertising is expensed as incurred. The Company incurred $3,770,000, $4,223,000, and $3,346,000 in advertising costs during 2013, 2012 and 2011, respectively, which is included in selling, general and administrative expenses.

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

Product Warranty Reserve - The Company accrues for the estimated cost of product warranties at the time revenue is recognized. Warranty obligations by product line or model are evaluated based on historical warranty claims experience. For machines, the Company’s standard product warranty terms generally include post-sales support and repairs of products at no additional charge for periods ranging from three months to two years or up to a specified number of hours of operation. For parts from component suppliers, the Company relies on the original manufacturer’s warranty that accompanies those parts. Generally, Company fabricated parts are not covered by specific warranty terms. Although failure of fabricated parts due to material or workmanship is rare, if it occurs, the Company’s policy is to replace fabricated parts at no additional charge.

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

Pension and Retirement Plans - The determination of obligations and expenses under the Company’s pension plan is dependent on the Company’s selection of certain assumptions used by independent actuaries in calculating such amounts. Those assumptions are described in Note 13, Pension and Retirement Plans and include among others, the discount rate, expected return on plan assets and the expected mortality rates. In accordance with accounting principles generally accepted in the United States, actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense in such periods. Significant differences in actual experience or significant changes in the assumptions used may materially affect the pension obligations and future expenses.

The Company recognizes the overfunded or underfunded status of its pension plan as an asset or liability. Actuarial gains and losses, amortization of prior service cost (credit) and amortization of transition obligations are recognized through other comprehensive income in the year in which the changes occur. The Company measures the funded status of its pension plan as of the date of the Company’s fiscal year-end.

Stock-based Compensation - The Company currently has stock-based compensation plans in effect for its employees whereby participants may earn restricted stock units. The plans were put in place during 2006 and 2011 and will continue through at least 2015. These plans are more fully described in Note 17, Shareholders’ Equity. The Company recognizes the cost of employee services received in exchange for equity awards in the financial statements based on the grant date calculated fair value of the awards. The Company recognizes stock-based compensation expense over the period during which an employee is required to provide service in exchange for the award (the vesting period).

Restricted stock units (“RSUs”) awarded under the Company’s 2006 Incentive Plan were granted shortly after the end of each year through 2010 based upon the performance of the Company and its individual subsidiaries. RSUs were granted for performance in each of the years from 2006 through 2010 with additional RSUs granted based upon cumulative five-year performance. Upon the expiration of the 2006 Incentive Plan, the Company adopted a 2011 Incentive Plan which operates similar to the 2006 Incentive Plan for each of the five years ending December 31, 2015. The Company estimates the number of shares that will be granted for the most recent fiscal year end and the five-year cumulative performance based on actual and expected future operating results. Compensation expense for RSUs expected to be granted for the most recent fiscal year and the cumulative five-year based awards is calculated using the fair value of the Company stock at each period end and is adjusted to the fair value as of each future period-end until granted.

Earnings Per Share - Basic earnings per share is based on the weighted average number of common shares outstanding and diluted earnings per share includes potential dilutive effects of options, restricted stock units and shares held in the Company’s supplemental executive retirement plan.

The following table sets forth the compensation of net income attributable to controlling interest from continuing operations and the number of basic and diluted earnings per share (in thousands):

	Year ended December 31
	2013	2012	2011
Numerator:
Net income from continuing operations	$39,214	$34,210	$40,440
Net income attributable to non-controlling interests	172	161	102
Net income attributable to controlling interest from continuing operations	$39,042	$34,049	$40,338
Denominator:
Denominator for basic earnings per share	22,749	22,680	22,589
Effect of dilutive securities:
Employee stock options and restricted stock units	218	262	294
Supplemental executive retirement plan	114	109	101
Denominator for diluted earnings per share	23,081	23,051	22,984

Antidilutive options were not included in the diluted EPS computation for the years presented. The number of antidilutive options in the three years ended December 31, 2013 was not material.

Derivatives and Hedging Activities - The Company recognizes all derivatives in the consolidated balance sheets at their fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through income or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative’s change in fair value is immediately recognized in income. From time to time the Company’s foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuation in currency exchange rates. See Note 14, Derivative Financial Instruments, regarding foreign exchange contracts outstanding at December 31, 2013 and 2012.

Shipping and Handling Fees and Cost - The Company records revenues earned for shipping and handling as revenue, while the cost of shipping and handling is classified as cost of goods sold.

Litigation Contingencies - In the normal course of business in the industry, the Company is named as a defendant in a number of legal proceedings associated with product liability and other matters. See Note 16, Contingent Matters for additional discussion of the Company’s legal contingencies.

Business Combinations - The Company accounts for business combinations using the acquisition method. Accordingly, intangible assets are recorded apart from goodwill if they arise from contractual or legal rights or if they are separable from goodwill. Related third party acquisition costs are expensed as incurred and contingent consideration is booked at its fair value as part of the purchase price.

Subsequent Events Review - Management has evaluated events occurring between December 31, 2013 and the date these financial statements were filed with the Securities and Exchange Commission for proper recording or disclosure therein.

2.  Restatement of Previously Issued Financial Statements

During 2013, the Company identified errors related to the elimination of intercompany profits on interdivisional sales within the Asphalt Group from 2009 through June 30, 2013. Management discovered the errors during its month-end review of its September 2013 internal financial statements while investigating a variance at one of its subsidiaries. The errors caused the gross margins, income taxes, profits, retained earnings and inventory levels previously reported for 2009 through June 30, 2013 to be understated each period. The adjustments necessary to correct the errors do not have a material impact on our previously presented financial statements as of any date; however, the correction of the cumulative effect of the errors would have been material to our income statement for 2013. The impact of the errors on the Company’s first two quarters of 2013 results was not material, and as such, the correction of the 2013 year-to-date error was recorded in the third quarter of 2013. The errors had no impact on total cash flows from operations as previously reported.

In accordance with applicable accounting guidance, an adjustment to the financial statements for each individual period presented is required to reflect the correction of the period-specific effects of the errors described above. Consequently, the Company has restated the consolidated financial statements included herein to correct for these errors. The cumulative impact of the errors was an understatement of finished goods inventory and retained earnings at December 31, 2012 by $4,061,000 and $2,736,000, at December 31, 2011 by $3,049,000 and $2,115,000 and at December 31, 2010 by $2,008,000 and $1,470,000, respectively. The December 31 consolidated balance sheets for each of these periods have been restated accordingly. Additionally, the accompanying consolidated income statements for the periods ended December 31, 2012 and 2011 have been restated to reflect the correction by increasing gross profit and pretax income by $1,012,000 and $1,041,000 and increasing net income from continuing operations by $621,000 and $645,000, respectively. Basic and diluted earnings per share for the years ending December 31, 2012 and 2011 were increased by $0.03 in the restated financial statements.

3.  Inventories

Inventories consist of the following (in thousands):

	December 31
	2013	2012
Raw materials and parts	$139,372	$129,676
Work-in-process	74,663	76,052
Finished goods	99,812	85,061
Used equipment	28,466	21,894
Total	$342,313	$312,683

4.  Fair Value Measurements

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

As indicated in the tables below, the Company has determined that its financial assets and liabilities at December 31, 2013 and 2012 are level 1 and level 2 in the fair value hierarchy (in thousands):

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$783	$--	$--	$783
SERP mutual funds	2,813	--	--	2,813
Preferred stocks	1,170	--	--	1,170
Short-term investments in mutual funds	16,073	--	--	16,073
Trading debt securities:
Corporate bonds	3,696	1,155	--	4,851
Municipal bonds	--	1,908	--	1,908
Floating rate notes	103	446	--	549
U.S. Treasury bill	250	--	--	250
Other government bonds	--	864	--	864
Derivative financial instruments	--	452	--	452
Total financial assets	$24,888	$4,825	$--	$29,713
Financial Liabilities:
SERP liabilities	$--	$7,828	$--	$7,828
Total financial liabilities	$--	$7,828	$--	$7,828

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$996	$--	$--	$996
SERP mutual funds	1,835	--	--	1,835
Preferred stocks	720	--	--	720
Trading debt securities:
Corporate bonds	3,342	909	--	4,251
Municipal bonds	1,449	957	--	2,406
Floating rate notes	749	--	--	749
U.S. Treasury bill	200	--	--	200
Other government bonds	--	409	--	409
Total financial assets	$9,291	$2,275	$--	$11,566
Financial Liabilities:
SERP liabilities	$--	$6,674	$--	$6,674
Derivative financial instruments	--	145	--	145
Total financial liabilities	$--	$6,819	$--	$6,819

The Company reevaluates the volume of trading activity for each of its investments at the end of each reporting period and adjusts the level within the fair value hierarchy as needed. Due to decreased trading activity, $564,000 of investments included in Level 1 at December 31, 2012 were transferred to Level 2 at December 31, 2013.

5.  Investments

The Company’s trading securities consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
December 31, 2013
Trading equity securities	$19,411	$1,459	$31	$20,839
Trading debt securities	8,385	174	137	8,422
Total	$27,796	$1,633	$168	$29,261

December 31, 2012
Trading equity securities	$3,432	$130	$11	$3,551
Trading debt securities	7,836	228	49	8,015
Total	$11,268	$358	$60	$11,566

Trading equity investments noted above are valued at their estimated fair value based on their quoted market prices and trading debt securities are valued based upon a mix of observable market prices and model driven prices derived from a matrix of observable market prices for assets with similar characteristics obtained from a nationally recognized third party pricing service. Additionally, a significant portion of the trading equity securities are in equity money market and mutual funds and also comprise a portion of the Company’s liability under its SERP. See Note 13, Pension and Retirement Plans, for additional information on these investments and the SERP.

Trading debt securities are comprised mainly of marketable debt securities held by Astec Insurance. Astec Insurance has an investment strategy that focuses on providing regular and predictable interest income from a diversified portfolio of high-quality fixed income securities.

Net unrealized gains or (losses) incurred during 2013, 2012 and 2011 on investments still held as of the end of each reporting period, amounted to $175,000, $173,000 and ($77,000), respectively.

6.  Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Current U.S. accounting guidance provides that goodwill and indefinite-lived intangible assets be tested for impairment at least annually. The Company performs the required valuation procedures each year as of December 31 after the following year’s forecasts are submitted and reviewed. The valuations performed in 2013, 2012 and 2011 indicated no impairment of goodwill.

The changes in the carrying amount of goodwill by reporting segment during the years ended December 31, 2013 and 2012 are as follows (in thousands):

	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	Other	Total
Balance, December 31, 2011	$5,922	$6,339	$2,728	$--	$--	$14,989
Foreign currency translation	--	--	22	--	--	22
Balance, December 31, 2012	5,922	6,339	2,750	--	--	15,011
Foreign currency translation	--	--	46	--	--	46
Balance, December 31, 2013	$5,922	$6,339	$2,796	$--	$--	$15,057

7.  Long-lived and Intangible Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Impairment losses for long-lived assets “held and used” are recorded if the sum of the estimated future undiscounted cash flows used to test for recoverability is less than the carrying value.

As a result of certain aviation equipment being classified as held for sale in 2011, an impairment charge was recorded in the amount of $2,304,000 in selling, general and administrative expenses by the All Others Group to reduce the carrying value of the asset to its fair value as determined based upon the industry blue book valuations of used aircraft (level 3 in the fair value hierarchy). Additional impairment charges of $394,000 were recorded in 2011 related to long-lived assets in the Underground Group. Other charges related to inventory valuation of $1,845,000 due to the sale of the utility product line assets were included in cost of sales in the Underground Group. An additional impairment charge of $26,000 was recorded in 2011 by the Asphalt Group related to long-lived assets.

Amortization expense on intangible assets was $1,066,000, $1,855,000 and $573,000 for 2013, 2012 and 2011, respectively. Intangible assets, which are included in other long-term assets on the accompanying consolidated balance sheets, consisted of the following at December 31, 2013 and 2012 (in thousands):

	2013			2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Dealer network and customer relationships	$6,678	$(3,019)	$3,659	$7,062	$(2,527)	$4,535
Trade names	2,575	(353)	2,222	2,609	(184)	2,425
Other	1,535	(873)	662	1,524	(659)	865
Total	$10,788	$(4,245)	$6,543	$11,195	$(3,370)	$7,825

Intangible asset amortization expense is expected to be $932,000, $831,000, $807,000, $693,000, and $601,000 in the years ending December 31, 2014, 2015, 2016, 2017 and 2018, respectively, and $2,679,000 thereafter.

8.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31
	2013	2012
Land	$13,952	$13,000
Building and land improvements	136,000	130,105
Manufacturing and office equipment	227,641	217,047
Aviation equipment	14,913	14,852
Less accumulated depreciation	(207,986)	(192,165)
Total	$184,520	$182,839

Depreciation expense was $20,966,000, $20,945,000 and $18,551,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

9.  Leases

The Company leases certain land, buildings and equipment for use in its operations under various operating leases. Total rental expense charged to operations under operating leases was approximately $2,436,000, $2,753,000 and $2,472,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Minimum rental commitments for all noncancelable operating leases at December 31, 2013 are as follows (in thousands):

2013	$1,272
2014	578
2015	367
2016	109
2017	79
Thereafter	37
$2,442

10.  Debt

On April 12, 2012, the Company and certain of its subsidiaries entered into an amended and restated credit agreement with Wells Fargo whereby Wells Fargo extended to the Company an unsecured line of credit of up to $100,000,000, including a sub-limit for letters of credit of up to $25,000,000. The amended and restated credit agreement replaced the expiring $100,000,000 credit facility between the Company and Wells Fargo. There were no outstanding revolving or term loan borrowings under the credit facilities at the time of transition or as of December 31, 2013. Letters of credit totaling $6,943,000 were outstanding under the new agreement as of December 31, 2013, resulting in additional borrowing ability of $93,057,000 on the Wells Fargo credit facility as of December 31, 2013. The amended and restated agreement has a five-year term expiring in April 2017. Borrowings under the agreement are subject to an interest rate equal to the daily one-month LIBOR rate plus a 0.75% margin. The unused facility fee is 0.175%. Interest only payments are due monthly. The amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income, minimum tangible net worth and maximum allowed capital expenditures. The Company was in compliance with these covenants as of December 31, 2013.

The Company’s South African subsidiary, Osborn Engineered Products SA (Pty) Ltd (“Osborn”), has a credit facility of $7,146,000 (ZAR 75,000,000) to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of December 31, 2013, Osborn had no cash borrowings and $648,000 in performance, advance payment and retention guarantees outstanding under the facility. The facility is unsecured and no unused facility fees are charged. As of December 31, 2013, Osborn had available credit under the facility of $6,498,000. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 8.25% as of December 31, 2013.

11.  Product Warranty Reserves

The Company warrants its products against manufacturing defects and performance to specified standards. The warranty period and performance standards vary by product, but generally range from three months to two years or up to a specified number of hours of operation. The Company estimates the costs that may be incurred under its warranties and records a liability at the time product sales are recorded. The warranty liability is primarily based on historical claim rates, nature of claims and the associated costs.

Changes in the Company’s product warranty liability during 2013, 2012 and 2011 are as follows (in thousands):

	2013	2012	2011
Reserve balance, beginning of year	$11,052	$12,663	$9,891
Warranty liabilities accrued	12,199	11,152	13,029
Warranty liabilities settled	(10,171)	(11,022)	(10,567)
Other	(364)	(1,741)	310
Reserve balance, end of year	$12,716	$11,052	$12,663

12.  Accrued Loss Reserves

The Company accrues reserves for losses related to known workers’ compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company. The undiscounted reserves are actuarially determined based on the Company’s evaluation of the type and severity of individual claims and historical information, primarily its own claim experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. Total accrued loss reserves at December 31, 2013 were $7,344,000 compared to $7,315,000 at December 31, 2012, of which $4,016,000 and $4,094,000 was included in other long-term liabilities at December 31, 2013 and 2012, respectively.

13.  Pension and Retirement Plans

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

The following provides information regarding benefit obligations, plan assets and the funded status of the plan (in thousands, except as noted *):

	Pension Benefits
	2013	2012
Change in benefit obligation
Benefit obligation, beginning of year	$14,958	$13,699
Interest cost	561	599
Actuarial (gain)/loss	(1,178)	1,161
Benefits paid	(526)	(501)
Benefit obligation, end of year	13,815	14,958
Accumulated benefit obligation	$13,815	$14,958
Change in plan assets
Fair value of plan assets, beginning of year (Level 1)	$10,784	$9,378
Actual gain on plan assets	1,624	1,152
Employer contribution	811	755
Benefits paid	(526)	(501)
Fair value of plan assets, end of year (Level 1)	12,693	10,784
Funded status, end of year	$(1,122)	$(4,174)
Amounts recognized in the consolidated balance sheets
Noncurrent liabilities	$(1,122)	$(4,174)
Net amount recognized	$(1,122)	$(4,174)
Amounts recognized in accumulated other comprehensive income consist of
Net loss	$4,076	$6,721
Net amount recognized	$4,076	$6,721
Weighted average assumptions used to determine benefit obligations as of December 31*
Discount rate	4.60%	3.82%
Expected return on plan assets	7.00%	7.00%
Rate of compensation increase	N/A	N/A

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

All assets in the plan are invested in an exchange traded mutual fund. The allocation of assets within the mutual fund as of the measurement date (December 31) and the target asset allocation ranges by asset category are as follows:

	Actual Allocation
Asset Category	2013	2012	2013 & 2012 Target Allocation Ranges
Equity securities	65.4%	63.5%	53 - 73%
Debt securities	27.8%	32.6%	21 - 41%
Money market funds	6.8%	3.9%	0 - 15%
Total	100.0%	100.0%

Net periodic benefit cost for 2013, 2012 and 2011 included the following components (in thousands, except as noted *):

	Pension Benefits
	2013	2012	2011
Components of net periodic benefit cost
Interest cost	$561	$599	$604
Expected return on plan assets	(693)	(648)	(741)
Amortization of actuarial loss	536	502	257
Net periodic benefit cost	$404	$453	$120
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial (gain)/loss for the year	$(2,109)	$656	$2,864
Amortization of net gain/(loss)	(536)	(502)	(257)
Total recognized in other comprehensive income	(2,645)	154	2,607
Total recognized in net periodic benefit cost and other comprehensive income	$(2,241)	$607	$2,727
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31*
Discount rate	3.82%	4.46%	5.40%
Expected return on plan assets	7.00%	7.00%	8.00%

The Company expects to contribute $353,000 to the plan during 2014.

Amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit cost in 2014 for the amortization of a net loss is $295,000.

The following estimated future benefit payments are expected to be paid in the years indicated (in thousands):

Pension Benefits
2014	$680
2015	720
2016	750
2017	790
2018	820
2019 - 2023	4,370

The Company sponsors a 401(k) defined contribution plan to provide eligible employees with additional income upon retirement. The Company’s contributions to the plan are based on employee contributions. The Company’s contributions totaled $4,941,000, $5,099,000, and $4,515,000 in 2013, 2012 and 2011, respectively.

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

Assets of the SERP consist of the following (in thousands):

	December 31, 2013		December 31, 2012
	Cost	Market	Cost	Market
Company stock	$2,786	$4,232	$2,855	$3,844
Equity securities	3,241	3,596	2,745	2,830
Total	$6,027	$7,828	$5,600	$6,674

The Company periodically adjusts the deferred compensation liability such that the balance of the liability equals the total fair market value of all assets held by the trust established under the SERP. Such liabilities are included in other long-term liabilities on the consolidated balance sheets. The equity securities are included in investments in the consolidated balance sheets and classified as trading equity securities. See Note 5, Investments, for additional information. The cost of the Company stock held by the plan is included as a reduction in shareholders’ equity in the consolidated balance sheets.

The change in the fair market value of Company stock held in the SERP results in a charge or credit to selling, general and administrative expenses in the consolidated statements of income because the acquisition cost of the Company stock in the SERP is recorded as a reduction of shareholders’ equity and is not adjusted to fair market value; however, the related liability is adjusted to the fair market value of the stock as of each period end. The Company recognized expense of $601,000 and $115,000 in 2013 and 2012, respectively, and income of $45,000 in 2011 related to the change in the fair value of the Company stock held in the SERP.

14.  Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency risk. From time to time the Company’s foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates. The fair value of the derivative financial instrument is recorded on the Company’s balance sheet and is adjusted to fair value at each measurement date. The changes in fair value are recognized in the consolidated statements of income in the current period. The Company does not engage in speculative transactions nor does it hold or issue derivative financial instruments for trading purposes. The average U.S. dollar equivalent notional amount of outstanding foreign currency exchange contracts was $11,543,000 during 2013. At December 31, 2013, the Company reported $452,000 of derivative assets in other current assets. The Company reported $145,000 of derivative liabilities in other accrued liabilities as of December 31, 2012. The Company recognized, as a component of cost of sales, a net gain on the change in fair value of derivative instruments of $1,061,000 for the year ended December 31, 2013. The Company recognized, as a component of cost of sales, a net loss on the change in fair value of derivative instruments of $594,000 and $144,000 for the years ended December 31, 2012 and 2011, respectively. There were no derivatives that were designated as hedges at December 31, 2013 or 2012.

15.  Income Taxes

For financial reporting purposes, income from continuing operations before income taxes includes the following components (in thousands):

	Year Ended December 31
	2013	2012	2011
Conintuing operations
United States	$53,315	$47,400	$52,583
Foreign	4,927	6,297	7,590
Income from continuing operations before income taxes	$58,242	$53,697	$60,173

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31
	2013	2012	2011
Continuing operations
Current provision:
Federal	$16,239	$9,637	$17,167
State	2,785	2,096	3,245
Foreign	2,664	1,996	1,481
Total current provision	21,688	13,729	21,893
Deferred provision (benefit):
Federal	(885)	6,135	(1,903)
State	(923)	(768)	(677)
Foreign	(852)	391	420
Total deferred provision (benefit)	(2,660)	5,758	(2,160)
Total provision:
Federal	15,354	15,772	15,264
State	1,862	1,328	2,568
Foreign	1,812	2,387	1,901
Income tax provision on continuing operations	19,028	19,487	19,733
Income tax provision (benefit) on discontinued operations	-	3,796	(56)
Total tax provision	$19,028	$23,283	$19,677

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. A reconciliation of the provision for income taxes at the statutory federal income tax rate to the amount provided is as follows (in thousands):

	Year Ended December 31
	2013	2012	2011
Continuing operations
Tax at the statutory federal income tax rate	$20,385	$18,794	$21,061
Qualified production activity deduction	(1,395)	(958)	(1,228)
State income tax, net of federal income tax	1,105	758	1,651
Other permanent differences	464	360	370
Research and development tax credits	(2,054)	(419)	(2,135)
Change in valuation allowance	810	1,034	62
Other items	(287)	(82)	(48)
Income tax provision on continued operations	19,028	19,487	19,733
Income tax provision (benefit) on discontinued operations	--	3,796	(56)
Total tax provision	$19,028	$23,283	$19,677

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31
	2013	2012
Deferred tax assets:
Inventory reserves	$6,340	$3,702
Warranty reserves	3,558	2,894
Bad debt reserves	636	678
State tax loss carryforwards	2,100	2,001
Accrued vacation	1,805	1,797
SERP	1,245	1,180
Deferred compensation	1,226	790
Restricted stock units	2,601	2,963
Foreign exchange gains/losses	2,345	683
Pension and post-employment benefits	1,498	2,475
Other	6,684	4,856
Valuation allowances	(4,354)	(3,065)
Total deferred tax assets	25,684	20,954
Deferred tax liabilities:
Property and equipment	19,711	18,933
Amortization	1,200	1,120
Goodwill	2,012	1,770
Pension	1,132	1,186
Foreign tax rate differential	3,681	2,873
Total deferred tax liabilities	27,736	25,882
Total net deferred liabilities	$(2,052)	$(4,928)

As of December 31, 2013, the Company has state net operating loss carryforwards of $48,342,000, foreign net operating loss carryforwards of approximately $5,181,000, and state tax credit carryforwards of $1,200,000 for tax purposes, which will be available to offset future taxable income. If not used, these carryforwards will expire between 2014 and 2027. A significant portion of the valuation allowance for deferred tax assets relates to the future utilization of state and foreign net operating loss and state tax credit carryforwards. Future utilization of these net operating loss and state tax credit carryforwards is evaluated by the Company on a periodic basis and the valuation allowance is adjusted accordingly. In 2013, the valuation allowance on these carryforwards was increased by $1,322,000 due to uncertainty about whether certain entities will realize their state net operating loss and state tax credit carryforwards. The Company has also determined that the recovery of certain other deferred tax assets is uncertain. The valuation allowance for these deferred tax assets was decreased by $33,000.

Undistributed earnings of the Company’s Canadian subsidiary, Breaker Technology Ltd., are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to Canada. The cumulative amount of Breaker Technology, Ltd.’s unrecovered basis difference is $8,100,000 as of December 31, 2013. The determination of the unrecognized deferred tax liability on the basis difference is not practical at this time.

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by authorities for years prior to 2010. With few exceptions, the Company is no longer subject to state and local or non-U.S. income tax examinations by authorities for years prior to 2007.

The Company has a liability for unrecognized tax benefits of $1,933,000 and $2,095,000 (excluding accrued interest and penalties) as of December 31, 2013 and 2012, respectively. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized tax benefits of $101,000 and $178,000 in 2013 and 2012, respectively, for penalties and interest related to amounts that were settled for less than previously accrued. The net total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate is $1,954,000 and $2,125,000 at December 31, 2013 and 2012, respectively. The Company does not expect a significant increase or decrease to the total amount of unrecognized tax benefits within the next twelve months.

A reconciliation of the beginning and ending unrecognized tax benefits excluding interest and penalties is as follows (in thousands):

	Year Ended December 31
	2013	2012	2011
Balance, beginning of year	$2,095	$1,682	$1,025
Additions for tax positions related to the current year	102	396	546
Additions for tax positions related to prior years	128	90	192
Reductions due to lapse of statutes of limitations	(149)	(73)	(81)
Decreases related to settlements with tax authorities	(243)	--	--
Balance, end of year	$1,933	$2,095	$1,682

The December 31, 2013 balance of unrecognized tax benefits includes no tax positions for which the ultimate deductibility is highly certain but the timing of such deductibility is uncertain. Accordingly, there is no impact to the deferred tax accounting for certain tax benefits.

16.  Contingent Matters

Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of $693,000 and $2,091,000 at December 31, 2013 and 2012, respectively. At December 31, 2013, the maximum potential amount of future payments for which the Company would be liable is equal to $693,000. These arrangements also provide that the Company will receive the lender’s full security interest in the equipment financed if the Company is required to fulfill its contingent liability under one of these arrangements. The Company has recorded a liability of $121,000 related to these guarantees at December 31, 2013.

In addition, the Company is contingently liable under letters of credit issued by Wells Fargo totaling $6,943,000 as of December 31, 2013, including a $1,600,000 letter of credit issued on behalf of Astec Australia. The outstanding letters of credit expire at various dates through November 2017. As of December 31, 2013, Osborn and Astec Australia are contingently liable for a total of $648,000 and $851,000, respectively, in performance advance payment and retention guarantees. As of December 31, 2013, the maximum potential amount of future payments under these letters of credit and guarantees for which the Company could be liable is $8,442,000.

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

During 2004, the Company received notice from the Environmental Protection Agency that it may be responsible for a portion of the costs incurred in connection with an environmental cleanup in Illinois. The discharge of hazardous materials and associated cleanup relate to activities occurring prior to the Company’s acquisition of Barber-Greene in 1986. The Company believes that over 300 other parties have received similar notice. At this time, the Company cannot predict whether the EPA will seek to hold the Company liable for a portion of the cleanup costs or the amount of any such liability. The Company has not recorded a liability with respect to the matter because no estimate of the amount, if any, of any such liability can be made at this time.

17.  Shareholders’ Equity

Beginning in 2006 and again in 2011, the Company implemented five-year plans to award key members of management restricted stock units (“RSUs”) each year based upon annual financial performance of the Company and its subsidiaries. Each five-year plan allows up to 700,000 of newly issued shares of Company stock to be granted to employees. The number of RSUs granted each year is determined based upon the performance of individual subsidiaries and consolidated annual financial performance, with additional RSUs available for cumulative five-year results. Generally, each award vests at the end of five years from the date of grant, or at the time a recipient retires after reaching age 65, if earlier. The fair value of the RSUs that vested during 2013, 2012 and 2011 was $2,405,000, $2,719,000 and $406,000, respectively. The grant date tax benefit was reduced by $77,000 and $67,000 upon the vesting of RSUs in 2013 and 2012, respectively.

Compensation expense of $1,231,000, $1,054,000 and $2,602,000 was recorded in the years ended December 31, 2013, 2012 and 2011, respectively, to reflect the fair value of RSUs granted (or anticipated to be granted for 2013 performance) less estimated forfeitures, amortized over the portion of the vesting period occurring during the period. Related income tax benefits of $417,000, $387,000 and $848,000 were recorded in 2013, 2012 and 2011, respectively. Based upon the grant date fair value of RSUs, it is anticipated that $2,431,000 of additional compensation costs will be recognized in future periods through 2021 for RSUs earned through December 31, 2013. The weighted average period over which this additional compensation cost will be expensed is 3.8 years. RSUs do not participate in Company paid dividends.

Changes in restricted stock units during the year ended December 31, 2013 are as follows:

	2013	Weighted Average Grant Date Fair Value
Unvested restricted stock units, beginning of year	312,496	$31.87
Restricted stock units granted	21,432	35.61
Restricted stock units forfeited	(3,595)	34.97
Restricted stock units vested	(68,629)	37.95
Unvested restricted stock units, end of year	261,704	30.54

The grant date fair value of the restricted stock units granted during 2013, 2012 and 2011 was $763,000, $1,303,000 and $4,240,000, respectively.

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

18.  Operations by Industry Segment and Geographic Area

The Company has four reportable segments. These segments are combinations of business units that offer similar products and services. A brief description of each segment is as follows:

Asphalt Group - This segment consists of three business units that design, engineer, manufacture and market a complete line of portable, stationary and relocatable hot-mix asphalt plants and related components and a variety of heaters, heat transfer processing equipment, thermal fluid storage tanks, concrete plants and wood pellet plants. The principal purchasers of these products are asphalt producers, highway heavy equipment contractors, wood pellet processors and foreign and domestic governmental agencies.

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

Underground Group - This segment consists of two business units that design, engineer, manufacture and market a complete line of drilling rigs for the oil and gas, geothermal and water well industries, and high pressure diesel pump trailers for fracking and cleaning oil and gas wells. This segment previously included American Augers, Inc., which was sold in November 2012.

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

Segment information for 2013 (in thousands)
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$237,959	$350,514	$168,444	$73,104	$102,977	$932,998
Intersegment revenues	14,577	45,435	17,658	2,304	--	79,974
Interest expense	11	12	6	--	394	423
Depreciation and amortization	4,591	7,906	3,439	3,526	2,803	22,265
Income taxes	1,573	2,642	884	(406)	14,335	19,028
Segment profit (loss)	26,962	33,031	11,767	(4,902)	(27,375)	39,483
Segment assets	407,483	427,565	174,743	78,297	381,257	1,469,345
Capital expenditures	3,300	15,649	3,343	3,831	1,550	27,673

Segment information for 2012 (in thousands)

	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$234,562	$355,428	$158,115	$82,802	$105,366	$936,273
Intersegment revenues	30,697	25,776	16,474	1,688	168	74,803
Interest expense	49	32	3	--	255	339
Depreciation and amortization	4,729	7,381	3,262	2,934	2,629	20,935
Income taxes on continuing operations	829	1,582	(348)	(230)	17,654	19,487
Segment profit (loss)	22,012	34,687	10,721	(2,238)	(30,453)	34,729
Segment assets	386,478	399,832	157,675	83,744	392,833	1,420,562
Capital expenditures	4,430	9,376	3,239	7,137	1,836	26,018

Segment information for 2011 (in thousands)
	Asphalt Group	Aggregate and Mining Group	Mobile Asphalt Paving Group	Underground Group	All Others	Total
Revenues from external customers	$260,404	$333,278	$187,988	$37,683	$89,288	$908,641
Intersegment revenues	24,925	25,219	18,629	5,083	--	73,856
Interest expense	14	3	5	--	168	190
Depreciation and amortization	4,268	6,932	2,788	1,566	2,451	18,005
Income taxes on continuing operations	1,476	1,834	1,009	(550)	15,964	19,733
Segment profit (loss)	30,275	31,493	26,485	(7,318)	(38,549)	42,386
Segment assets	373,186	359,931	155,676	134,376	408,903	1,432,072
Capital expenditures	9,172	8,138	6,678	945	11,197	36,130

The totals of segment information for all reportable segments reconciles to consolidated totals as follows (in thousands):

	2013	2012	2011
Sales
Total external sales for reportable segments	$830,021	$830,907	$819,353
Intersegment sales for reportable segments	79,974	74,635	73,856
Other sales	102,977	105,366	89,288
Elimination of intersegment sales	(79,974)	(74,635)	(73,856)
Total consolidated sales	$932,998	$936,273	$908,641
Net income attributable to controlling interest
Total profit for reportable segments	$66,858	$65,182	$80,935
Other losses	(27,375)	(30,453)	(38,549)
Net income attributable to non-controlling interest	(172)	(161)	(102)
Elimination of intersegment profit	(269)	(519)	(1,946)
Income from discontinued operations, net of tax	--	3,401	225
Gain on disposal of discontinued operations, net of tax	--	3,378	--
Total consolidated net income attributable to controlling interest	$39,042	$40,828	$40,563
Assets
Total assets for reportable segments	$1,088,088	$1,027,729	$1,023,169
Other assets	381,257	392,833	408,903
Elimination of intercompany profit in inventory	(4,679)	(4,410)	(3,890)
Elimination of intercompany receivables	(482,768)	(469,254)	(461,721)
Elimination of investment in subsidiaries	(195,199)	(186,556)	(160,988)
Other eliminations	(37,408)	(31,559)	(85,541)
Total consolidated assets	$749,291	$728,783	$719,932
Interest expense
Total interest expense for reportable segments	$29	$84	$22
Other interest expense	394	255	168
Total consolidated interest expense	$423	$339	$190
Depreciation and amortization
Total depreciation and amortization for reportable segments	$19,462	$18,306	$15,554
Other depreciation and amortization	2,803	2,629	2,451
Depreciation from discontinued operations	-	2,113	1,254
Total consolidated depreciation and amortization	$22,265	$23,048	$19,259
Capital expenditures
Total capital expenditures for reportable segments	$26,123	$24,182	$24,933
Other capital expenditures	1,550	1,836	11,197
Total consolidated capital expenditures	$27,673	$26,018	$36,130

Sales into major geographic regions were as follows (in thousands):

	2013	2012	2011
United States	$599,054	$572,522	$543,527
Canada	70,991	79,554	82,853
Africa	62,911	60,811	65,472
Australia and Oceania	47,505	62,683	48,890
South America (excluding Brazil)	33,526	38,049	57,616
Post-Soviet States (excluding Russia)	25,849	11,533	12,526
Russia	17,440	14,641	8,494
Mexico	15,917	23,084	9,885
Other European Countries	15,428	20,249	23,653
Brazil	11,620	15,675	11,602
Middle East	6,699	6,705	18,215
Other Asian Countries	5,836	8,315	7,200
Central America (excluding Mexico)	5,620	6,843	4,156
West Indies	5,294	2,765	5,461
China	3,857	6,687	2,923
India	3,672	4,648	4,476
Japan and Korea	1,749	1,509	1,672
Other	30	--	20
Total foreign	333,944	363,751	365,114
Total consolidated sales	$932,998	$936,273	$908,641

Long-lived assets by major geographic region are as follows (in thousands):

	December 31
	2013	2012
United States	$156,927	$157,344
Brazil	9,024	1,234
South Africa	7,203	8,973
Australia	5,680	9,630
Canada	4,145	4,120
Germany	1,541	1,538
Total foreign	27,593	25,495
Total	$184,520	$182,839

19.  Accumulated Other Comprehensive Income (Loss)

The balance of related after-tax components comprising accumulated other comprehensive income (loss) is summarized below (in thousands):

	December 31
	2013	2012
Foreign currency translation adjustment	$(2,484)	$4,679
Unrecognized pension and post-retirement benefit cost, net of tax of $1,498 and $2,471, respectively	(2,410)	(4,177)
Accumulated other comprehensive income (loss)	$(4,894)	$502

See Note 13, Pension and Retirement Plans, for discussion of the amounts recognized in accumulated other comprehensive income related to the Company’s Kolberg-Pioneer, Inc. defined pension plan.

20.  Other Income (Expense) - Net

Other income (expense), net from continuing operations consists of the following (in thousands):

	Year Ended December 31
	2013	2012	2011
Investment income	$853	$116	$27
Licensing fees	764	1,211	449
Other	320	456	606
Total	$1,937	$1,783	$1,082

21.  Business Combinations

On August 10, 2011, the Company purchased substantially all of the assets of Protec Technology and Machinery GmbH (“Protec”), a German corporation; Construction Machinery GmbH (“Construction Machinery”), a German corporation; and Protec Technology Ltd. (“Protec, Ltd.”), a Hong Kong corporation, for $3,000,000. The Company formed a new subsidiary, Astec Mobile Machinery GmbH (“AMM”), located in Hameln, Germany, to operate the acquired businesses. AMM designs, manufactures and markets asphalt rollers, screeds and a road widener attachment and distributes products produced by other Company subsidiaries, primarily Roadtec, Inc.

On October 1, 2011, the Company acquired the GEFCO division of Blue Tee Corp. for $30,407,000. The Company formed a new subsidiary, GEFCO, Inc., to operate the acquired business. This purchase resulted in the recognition of $3,877,000 of amortizable intangible assets which consist of trade names (15 year useful life) and customer relationships (8 year useful life). The effective date of the purchase was October 1, 2011, and the results of GEFCO Inc.’s operations have been included in the Company’s consolidated financial statements since that date. During January 2012, the purchase price allocation was finalized and funds previously held in escrow were distributed.

GEFCO (formerly known as George E. Failing Company) was established in 1931 and was a leading manufacturer of portable drilling rigs and related equipment for the water well, environmental, groundwater monitoring, construction, mining and shallow oil & gas exploration and production industries. GEFCO, Inc. continues to manufacture Failing, SpeedStar and King Oil Tools equipment from its Enid, Oklahoma facilities.

The revenue and pre-tax income of Protec, Protec, Ltd., Construction Machinery and GEFCO were not significant in relation to the Company’s 2011 financial statements and would not have been significant on a pro forma basis to any earlier periods.

The Company has funded an investment of $12,835,000 in Astec do Brasil Fabricação de Equipamentos LTDA (“Astec Brazil”) located in Vespasiano, Minas Gerais, Brazil, a consolidated subsidiary of the Company. When fully funded by both the Company and MDE, a minority Brazil based shareholder, the Company anticipates a 75% ownership in Astec Brazil. In 2013, Astec Brazil operated by selling imported products from other Astec subsidiaries with some equipment assembled locally. The Astec Brazil manufacturing facility is currently under construction and is expected to open for production by mid to late 2014. The expected cost of the manufacturing facility is approximately $23,000,000. The acquisition cost of the manufacturing facility is being funded by capital contributions and loans from the parent company, borrowings from a Brazilian bank and capital contributions by MDE. The Company expects to increase its international market penetration in Brazil and Latin American countries with the aggregate, mining and asphalt segment’s product lines to be produced in the Astec Brazil manufacturing facility.

22.  Discontinued Operations

In October 2012, the Company entered into an agreement to sell its American Augers, Inc. (“Augers”) subsidiary, as well as certain assets related to the Trencor large trencher product line of Astec Underground, Inc., to The Charles Machine Works, Inc. of Perry, Oklahoma. Augers and the Trencor large trencher product line were part of the Company’s Underground Group. The sale of Augers included substantially all the assets and liabilities of Augers and was completed on November 30, 2012 for $42,940,000, net of cash included in the sale and subject to closing adjustments. The Company retained the Augers vertical oil and gas drill rig product line and relocated it to Astec Underground, the Company’s subsidiary located in Loudon, Tennessee. The sale of the Trencor product line was immaterial to the transaction and is included in the Company’s consolidated financial statements in continuing operations. This divestiture, as well as the sale of the small utility trencher and drill line of products to Toro earlier in 2012, is part of the Company’s strategy to exit the cyclical underground sector.

The Company calculated the post-closing adjustments to the sale price and recorded the resulting $288,000 purchase price adjustment in other accrued liabilities in the December 31, 2012 consolidated balance sheet. The post-closing adjustment to the sales price was increased to a total of $499,000 when finalized and paid in early 2013.

The results of operations and the gain on the sale of Augers are presented as discontinued operations for 2012 and 2011. Summarized financial information for Augers is below (in thousands):

	Year Ended December 31
	2012	2011
Revenues	$53,619	$47,088
Discontinued operations
Operating income before tax	$5,218	$169
Income tax provision (benefit)	1,817	(56)
Income from operations	3,401	225

Gain on sale of subsidiary
Gain on sale of subsidiary before tax	5,357	--
Income tax provision	1,979	--
Gain on sale of subsidiary	3,378	--
Income from discontinued operations	$6,779	$225

The carrying amounts of the major classes of assets and liabilities disposed on November 30, 2012 were as follows (in thousands):

2012
Assets
Cash	$636
Receivables	5,334
Inventories	26,568
Prepaid and other assets	430
Property and equipment, net	13,500
Other assets	465
Total assets	46,933
Liabilities
Accounts payable	2,518
Other liabilities	6,484
Total liabilities	9,002
Net assets disposed	$37,931

Page intentially left blank

Astec Industries, Inc.
Comparision of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
Performance Graph for Astec Industries, Inc.

Notes:
A. Data complete through last fiscal year.
B. Corporate Performance Graph with peer group uses peer group only performance (excludes only company).
C. Peer group indices use beginning of period market capitalization weighting.
  D.  Calculated (or Derived) based from CRSP NYSE/AMEX/NASDAQ Market (US Companies), Center for
Research in Security Prices (CRSP®), Graduate School of Business, The University of Chicago.
Copyright 2014. Used with permission. All rights reserved.
  E. The graph assumes $100 invested at the closing price of the Company’s common stock on December 31,
2008 and assumes that all dividends were invested on the date paid.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Astec Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ASTEC INDUSTRIES, INC. (Registrant)

BY: /s/ Benjamin G. Brock
Benjamin G. Brock, Chief Executive Officer and Director

Date: March 3, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Benjamin G. Brock Benjamin G. Brock	Chief Executive Officer and President (Principal Executive Officer)	March 3, 2014

/s/ David C. Silvious David C. Silvious	Chief Financial Officer, Vice President and Treasurer (Principal Financial and Accounting Officer)	March 3, 2014

/s/ J. Don Brock	Director	February 27, 2014
J. Don Brock

/s/ W. Norman Smith	Director	February 27, 2014
W. Norman Smith

/s/ William B. Sansom	Director	February 27, 2014
William B. Sansom

/s/ Phillip E. Casey	Director	February 27, 2014
Phillip E. Casey

/s/ Glen E. Tellock	Director	February 27, 2014
Glen E. Tellock

/s/ William D. Gehl	Director	February 27, 2014
William D. Gehl

/s/ Daniel K. Frierson	Director	February 27, 2014
Daniel K. Frierson

/s/ William G. Dorey	Director	February 27, 2014
William G. Dorey

/s/ James B. Baker	Director	February 27, 2014
James B. Baker

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

EXHIBITS FILED WITH ANNUAL REPORT
ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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