Form 10-Q
period 2014-03-31
ASTEC INDUSTRIES INC
filed 2014-05-12
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
OR
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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at April 24, 2014
Common Stock, par value $0.20	22,909,379

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements

Astec Industries, Inc. Condensed Consolidated Balance Sheets (in thousands) (unaudited)
	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$44,969	$35,564
Short-term investments	1,462	17,176
Trade receivables, net	105,939	92,055
Other receivables	3,141	2,734
Inventories	361,209	342,313
Prepaid expenses and other	15,416	17,645
Deferred income tax assets	13,301	14,924
Total current assets	545,437	522,411
Property and equipment, net	187,895	184,520
Investments	11,842	12,085
Goodwill	15,056	15,057
Other long-term assets	14,474	15,218
Total assets	$774,704	$749,291
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$59,364	$45,845
Federal income taxes payable	4,717	768
Accrued product warranty	13,494	12,716
Customer deposits	36,681	37,498
Accrued payroll and related liabilities	15,960	16,988
Accrued loss reserves	3,520	3,328
Other current liabilities	19,224	16,388
Total current liabilities	152,960	133,531
Deferred income tax liabilities	14,025	17,455
Other long-term liabilities	18,465	17,794
Total liabilities	185,450	168,780
Shareholders’ equity	584,448	576,876
Non-controlling interest	4,806	3,635
Total equity	589,254	580,511
Total liabilities and equity	$774,704	$749,291

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Income (in thousands, except per share data) (unaudited)

	Three Months Ended March 31,
	2014	2013
Net sales	$238,673	$247,833
Cost of sales	181,916	189,266
Gross profit	56,757	58,567
Selling, general, administrative and engineering expenses	43,424	40,367
Income from operations	13,333	18,200
Interest expense	73	70
Other income, net of expenses	814	752
Income from operations before income taxes	14,074	18,882
Income taxes	4,527	5,631
Net income	9,547	13,251
Net income attributable to non-controlling interest	2	80
Net income attributable to controlling interest	$9,545	$13,171

Earnings per common share
Net income attributable to controlling interest:
Basic	$0.42	$0.58
Diluted	$0.41	$0.57
Weighted average number of common shares outstanding:
Basic	22,786	22,723
Diluted	23,102	23,080
Dividends declared per common share	$0.10	$-

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Comprehensive Income (in thousands) (unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$9,547	$13,251
Other comprehensive income:
Change in unrecognized pension and post-retirement benefit costs	-	(123)
Income tax (provision) benefit on change in unrecognized pension and post-retirement benefit costs	(15)	70
Foreign currency translation adjustments	250	(2,169)
Income tax benefit on foreign currency translation adjustments	64	310
Other comprehensive income (loss)	299	(1,912)
Comprehensive income	9,846	11,339
Comprehensive income (loss) attributable to non- controlling interest	131	(45)
Comprehensive income attributable to controlling interest	$9,715	$11,384

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Cash Flows (in thousands)(unaudited)
	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$9,547	$13,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,528	5,428
Provision for doubtful accounts	10	388
Provision for warranties	3,671	2,760
Deferred compensation provision	585	186
Sale (purchase) of trading securities, net	(18)	109
Stock-based compensation	363	435
Tax expense (benefit) from stock incentive plans	(412)	76
Deferred income tax benefit	(1,662)	(249)
Gain on disposition of fixed assets	(62)	(65)
(Increase) decrease in:
Trade and other receivables	(14,050)	(15,788)
Inventories	(18,896)	(13,385)
Prepaid expenses	1,628	(5,784)
Other assets	(222)	(1,070)
Increase (decrease) in:
Accounts payable	13,519	4,571
Accrued product warranty	(2,917)	(2,482)
Customer deposits	(816)	10,255
Prepaid and income taxes payable	5,007	5,638
Other liabilities	301	(3,488)
Net cash provided by operating activities	1,104	786
Cash flows from investing activities:
Expenditures for property and equipment	(8,364)	(9,339)
Sale of short-term investments	16,249	-
Proceeds from sale of property and equipment	84	77
Net cash provided (used) by investing activities	7,969	(9,262)
Cash flows from financing activities:
Payment of dividends	(2,291)	-
Borrowings under bank line of credit	2,104	-
Tax (expense) benefit from stock issued under incentive plans	412	(76)
Supplemental Executive Retirement Plan transactions, net	46	60
Withholding tax paid upon vesting of restricted stock units	(802)	(783)
Proceeds from exercise of stock options	-	36
Sale of subsidiaries shares to minority shareholders	1,384	1,673
Net cash provided by financing activities	853	910
Effect of exchange rates on cash	(521)	(188)
Net increase (decrease) in cash and cash equivalents	9,405	(7,754)
Cash and cash equivalents, beginning of period	35,564	80,929
Cash and cash equivalents, end of period	$44,969	$73,715

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc.
Condensed Consolidated Statement of Equity
For the Three Months Ended March 31, 2014
(in thousands)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accum- ulated Other Compre- hensive Income (Loss)	Company Shares Held by SERP	Retained Earnings	Non- controlling Interest	Total Equity
Balance, December 31, 2013	22,859	$4,572	$134,730	$(4,894)	$(2,786)	$445,254	$3,635	$580,511
Net income	-	-	-	-	-	9,545	2	9,547
Other comprehensive income	-	-	-	299	-	-	(129)	170
Dividends declared	-	-	2	-	-	(2,293)	-	(2,291)
Change in ownership percentage of subsidiaries	-	-	-	-	-	-	(86)	(86)
Capital contribution by minority shareholder	-	-	-	-	-	-	1,384	1,384
Stock-based compensation	1	1	362	-	-	-	-	363
Stock issued under incentive plans	43	8	404	-	-	-	-	412
Withholding tax paid upon vesting of RSUs	-	-	(802)	-	-	-	-	(802)
SERP transactions, net	-	-	31	-	15	-	-	46
Balance, March 31, 2014	22,903	$4,581	$134,727	$(4,595)	$(2,771)	$452,506	$4,806	$589,254

See Notes to Unaudited Condensed Consolidated Financial Statements

ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Astec Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2013.

The condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which raises the previous threshold for disposals to qualify as discontinued operations and requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation.  The standard also allows companies to have significant continuing involvement and continuing cash flows with the discontinued operation.  The standard also requires the reclassification of assets and liabilities of a discontinued operation in the balance sheet for all periods presented.  The standard is effective for public entities for annual periods beginning on or after December 15, 2014 and is to be implemented prospectively.  The Company does not expect the adoption of this statement to have a significant impact on the Company’s financial position or results of operations.

Note 2.  Earnings per Share
Basic earnings per share are determined by dividing earnings by the weighted average number of common shares outstanding during each period.  Diluted earnings per share include the potential dilutive effects of options, restricted stock units and shares held in the Company’s Supplemental Executive Retirement Plan.

The following table sets forth the computation of net income attributable to controlling interest and the number of basic and diluted shares used in the computation of earnings per share (in thousands):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income attributable to controlling interest	$9,545	$13,171
Denominator:
Denominator for basic earnings per share	22,786	22,723
Effect of dilutive securities:
Employee stock options and restricted stock units	207	243
Supplemental Executive Retirement Plan	109	114
Denominator for diluted earnings per share	23,102	23,080

Antidilutive options are not included in the diluted earnings per share computation.  The number of antidilutive options in the three month periods ended March 31, 2014 and 2013 were not material.

Note 3.  Receivables
Receivables are net of allowances for doubtful accounts of $1,650,000 and $1,708,000 as of March 31, 2014 and December 31, 2013, respectively.

Note 4.  Inventories
Inventories consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials and parts	$139,246	$139,372
Work-in-process	84,027	74,663
Finished goods	108,575	99,812
Used equipment	29,361	28,466
Total	$361,209	$342,313

Note 5.  Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation of $212,635,000 and $207,986,000 as of March 31, 2014 and December 31, 2013, respectively.

Note 6.  Fair Value Measurements
The Company has various financial instruments that must be measured at fair value on a recurring basis, including marketable debt and equity securities held by Astec Insurance Company (“Astec Insurance”), the Company’s captive insurance company, and marketable equity securities held in an unqualified Supplemental Executive Retirement Plan (“SERP”).  The obligations of the Company associated with the financial assets held in the SERP also constitute a liability of the Company for financial reporting purposes and are included in other long-term liabilities in the accompanying balance sheets.  The Company’s subsidiaries also occasionally enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.

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

As indicated in the tables below (which excludes the Company’s pension assets), the Company has determined that all of its financial assets and liabilities as of March 31, 2014 and December 31, 2013 are level 1 and level 2 in the fair value hierarchy as defined above (in thousands):

	March 31, 2014
	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$740	$-	$740
SERP mutual funds	2,913	-	2,913
Preferred stocks	1,029	-	1,029
Trading debt securities:
Corporate bonds	3,915	1,152	5,067
Municipal bonds	-	1,907	1,907
Floating rate notes	102	444	546
U.S. Treasury bonds and bills	250	-	250
Other	-	852	852
Total financial assets	$8,949	$4,355	$13,304

Financial Liabilities:
SERP liabilities	$-	$8,423	$8,423
Derivative financial instruments	-	141	141
Total financial liabilities	$-	$8,564	$8,564

	December 31, 2013
	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$783	$-	$783
SERP mutual funds	2,813	-	2,813
Preferred stocks	1,170	-	1,170
Short-term investments in mutual funds	16,073	-	16,073
Trading debt securities:
Corporate bonds	3,696	1,155	4,851
Municipal bonds	-	1,908	1,908
Floating rate notes	103	446	549
U.S. treasury bonds	250	-	250
Other	-	864	864
Derivative financial instruments	-	452	452
Total financial assets	$24,888	$4,825	$29,713

Financial Liabilities:
SERP liabilities	$-	$7,828	$7,828
Total financial liabilities	$-	$7,828	$7,828

The Company reevaluates the volume of trading activity for each of its investments at the end of each quarter and adjusts the level within the fair value hierarchy as needed.  There were no changes in fair value hierarchy level designations between December 31, 2013 and March 31, 2014.

The trading equity investments noted above are valued at their fair value based on their quoted market prices, and the debt securities are valued based upon a mix of observable market prices and model driven prices derived from a matrix of observable market prices for assets with similar characteristics obtained with the assistance of a nationally recognized first party pricing service.  Additionally, a significant portion of the SERP’s investments in trading equity securities are in money market and mutual funds.  As these money market and mutual funds are held in a SERP, they are also included in the Company’s liability under its SERP.

Trading debt securities are comprised of marketable debt securities held by Astec Insurance. Astec Insurance has an investment strategy that focuses on providing regular and predictable interest income from a diversified portfolio of high-quality fixed income securities.

Net unrealized gains or losses incurred during the three-month periods ended March 31, 2014 and 2013 on investments still held as of the end of each reporting period amounted to gains of $54,000 and $134,000, respectively.

Note 7.  Debt
On April 12, 2012, the Company and certain of its subsidiaries entered into an amended and restated credit agreement with Wells Fargo whereby Wells Fargo extended to the Company an unsecured line of credit of up to $100,000,000, including a sub-limit for letters of credit of up to $25,000,000. The amended and restated credit agreement replaced the expiring $100,000,000 credit facility between the Company and Wells Fargo. As of March 31, 2014, there was $2,104,000 outstanding under the line of credit facility, which is included in other current liabilities in the accompanying balance sheet.  There were no outstanding borrowings under the credit facility at December 31, 2013. Letters of credit totaling $5,989,000 were outstanding under the credit facility as of March 31, 2014, resulting in additional borrowing ability of $91,907,000 under the credit facility as of March 31, 2014. The credit agreement has a five-year term expiring in April 2017. Borrowings under the agreement are subject to an interest rate equal to the daily one-month LIBOR rate plus a 0.75% margin, resulting in a rate of 0.91% as of March 31, 2014. The unused facility fee is 0.175%. Interest only payments are due monthly. The amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income, minimum tangible net worth and maximum allowed capital expenditures. The Company was in compliance with these covenants as of March 31, 2014.

The Company’s South African subsidiary, Osborn Engineered Products SA (Pty) Ltd (“Osborn”), has a credit facility of $7,055,000 (ZAR 75,000,000) to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of March 31, 2014, Osborn had no cash borrowings but did have $821,000 in performance, advance payment and retention guarantees outstanding under the facility. The facility is unsecured and no unused facility fees are charged. As of March 31, 2014, Osborn had available credit under the facility of $6,234,000. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 8.75% as of March 31, 2014.

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

Changes in the Company’s product warranty liability for the three-month period ended March 31, 2014 and 2013 are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Reserve balance, beginning of the period	$12,716	$11,052
Warranty liabilities accrued	3,671	2,760
Warranty liabilities settled	(2,917)	(2,482)
Other	24	(76)
Reserve balance, end of the period	$13,494	$11,254

Note 9.  Accrued Loss Reserves
The Company accrues reserves for losses related to known workers’ compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company.  The undiscounted reserves are actuarially determined based on the Company’s evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events.  Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future.  Total accrued loss reserves were $7,472,000 as of March 31, 2014 compared to $7,344,000 as of December 31, 2013, of which $3,952,000 and $4,016,000 were included in other long-term liabilities as of March 31, 2014 and December 31, 2013, respectively.

Note 10.  Income Taxes
The Company’s combined effective income tax rates were 32.2% and 29.8% for the three-month periods ended March 31, 2014 and 2013, respectively.  The Company’s effective tax rate for the three months ended March 31, 2014 includes the effect of state income taxes and other discrete items but did not include benefits for research and development tax credits given that the tax credits expired as of December 31, 2013 and  have not been renewed by Congress as of March 31, 2014.  The Company’s effective tax rate for the three months ended March 31, 2013 included a benefit for research and development tax credits on eligible expenses incurred from January 1, 2012 through March 31, 2013 as the legislation enacting the research and development tax credits for 2012 and 2013 was not approved by Congress until January 2013.

The Company's liability recorded for uncertain tax positions as of March 31, 2014 has not changed significantly in amount or composition since December 31, 2013.

Note 11.  Segment Information
Due to the recent sale of a Company subsidiary and other Company product lines as well as responsibility for other product lines transferring between Company subsidiaries, the composition of the Company’s reportable segments has been changed as of March 31, 2014.  Historical segment information presented for the three months ended March 31, 2013 has been reclassified to reflect the new segment structure.  The Company now has three reportable segments which are combinations of business units that offer similar products and services and meet the requirements of aggregation. A brief description of each segment is as follows:

Infrastructure Group - This segment consists of five business units, three of which design, engineer, manufacture and market a complete line of portable, stationary and relocatable hot-mix asphalt plants, asphalt pavers, material transfer vehicles, milling machines and paver screeds. Two of the business units in this segment operate as Company-owned dealers in the foreign countries in which they are domiciled.  These two business units sell, service and install products produced by the manufacturing subsidiaries of the Company with the majority of the sales to the infrastructure industry. The principal purchasers of the products produced by this group are asphalt producers, highway and heavy equipment contractors and foreign and domestic governmental agencies.

Aggregate and Mining Group - This segment consists of seven business units that design, engineer, manufacture and market a complete line of jaw crushers, cone crushers, horizontal shaft impactors, vertical shaft impactors and roll rock crushers, stationary rockbreaker systems, vibrating feeders and high frequency vibrating screens, conveyors, inclined, vertical and horizontal screens and sand classifying and washing equipment. The principal purchasers of products produced by this group are distributors, open mine operators, quarry operators, highway and heavy equipment contractors and foreign and domestic governmental agencies.

Energy Group - This segment consists of five business units that design, engineer, manufacture and market a complete line of drilling rigs for the oil and gas, geothermal and water well industries, high pressure diesel pump trailers for fracking and cleaning oil and gas wells, a variety of industrial heaters to fit a broad range of applications including heating equipment for refineries, oil sands and energy related processing, heat transfer processing equipment, thermal fluid storage tanks, waste heat recovery equipment, and whole-tree pulpwood and biomass chippers and horizontal grinders. The principal purchasers of products produced by this group are oil, gas and water well drilling industry contractors, processors of oil, gas and biomass for energy production and contractors in the construction and demolition recycling markets.

Corporate - This category consists of business units that do not meet the requirements for separate disclosure as an operating segment and includes the Company’s parent company, Astec Industries, Inc. and Astec Insurance Company, a Company-owned captive insurance company. The Company evaluates performance and allocates resources to its operating segments based on profit or loss from operations before U.S. federal income taxes and corporate overhead and thus these costs are included in the Corporate category.

Segment Information:

	(in thousands)
	Three Months Ended
	March 31, 2014
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$98,791	$93,108	$46,774	$-	$238,673
Intersegment sales	4,557	7,840	3,463	-	15,860
Gross profit	22,679	23,424	10,642	12	56,757
Gross profit percent	23.0%	25.2%	22.8%	-	23.8%
Segment profit (loss)	$8,796	$9,101	$1,923	$(9,117)	$10,703

	(in thousands)
	Three Months Ended
	March 31, 2013
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$109,320	$90,762	$47,751	$-	$247,833
Intersegment sales	9,313	8,255	2,362	-	19,930
Gross profit (loss)	26,685	23,040	8,844	(2)	58,567
Gross profit percent	24.4%	25.4%	18.5%	-	23.6%
Segment profit (loss)	$12,878	$9,057	$1,191	$(9,260)	$13,866

A reconciliation of total segment profits to the Company’s consolidated totals is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Total segment profits	$10,703	$13,866
Elimination of intersegment profit	(1,156)	(615)
Net income	9,547	13,251
Net income attributable to non-controlling interest in subsidiaries	2	80
Net income attributable to controlling interest	$9,545	$13,171

Note 12.  Contingent Matters
Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of $817,000 and $693,000 as of March 31, 2014 and December 31, 2013, respectively.  The maximum potential amount of future payments for which the Company would be liable was equal to $817,000 as of March 31, 2014.  These arrangements also provide that the Company will receive the lender’s full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements.  The Company has recorded a liability of $120,000 related to these guarantees as of March 31, 2014.

In addition, the Company is contingently liable under letters of credit issued by Wells Fargo totaling $5,989,000 as of March 31, 2014, including a $1,600,000 letter of credit issued on behalf of Astec Australia, one of the Company’s foreign subsidiaries.  The outstanding letters of credit expire at various dates through November 2017.  As of March 31, 2014, Osborn is contingently liable for a total of $821,000 in performance letters of credit, advance payments and retention guarantees.  As of March 31, 2014, Astec Australia is contingently liable for a total of $867,000 in performance bank guarantees.  The maximum potential amount of future payments under these letters of credit and guarantees for which the Company could be liable is $7,677,000 as of March 31, 2014.

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

Note 13.  Shareholders’ Equity
Beginning in 2006 and again in 2011, the Company implemented five-year plans to award key members of management restricted stock units (“RSUs”) each year based upon annual financial performance of the Company and its subsidiaries. Each five-year plan allows up to 700,000 of newly issued shares of Company stock to be granted to employees. The number of RSUs granted each year is determined based upon the performance of individual subsidiaries and consolidated annual financial performance, with additional RSUs available for cumulative five-year results. Generally, each award vests at the end of five years from the date of grant, or at the time a recipient retires after reaching age 65, if earlier. A total of 62,036 and 68,629 RSUs vested during the three-month periods ended March 31, 2014 and 2013, respectively. The Company withheld 19,849 and 22,330 shares due to statutory payroll tax withholding requirements upon the vesting of the RSUs in the first three months of 2014 and 2013, respectively, and used Company funds to remit the related required minimum withholding taxes to the various tax authorities. The vesting date fair value of the RSUs that vested during the first quarter of 2014 and 2013 was $2,504,000 and $2,405,000, respectively. Compensation expense of $305,000 and $377,000 was recorded in the three-month periods ended March 31, 2014 and 2013, respectively, to reflect the fair value of RSUs granted (or anticipated to be granted for 2014 and cumulative five-year performance) less estimated forfeitures, amortized over the portion of the vesting period occurring during the periods.

Note 14.  Other Income, net of expenses
Other income, net of expenses for the three-month periods ended March 31, 2014 and 2013 is presented below (in thousands):

	Three Months Ended March 31,
	2014	2013
Interest income	$211	$339
Gain on investments	207	48
License fee income	385	214
Other	11	151
Total	$814	$752

Note 15.  Derivative Financial Instruments
The Company is exposed to certain risks related to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency risk.  From time to time the Company’s foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.  The fair value of the derivative financial instrument is recorded on the Company’s balance sheet and is adjusted to fair value at each measurement date.  The changes in fair value are recognized in the consolidated statements of income in the current period.  The Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes.  The average U.S. dollar equivalent notional amount of outstanding foreign currency exchange contracts was $9,527,000 during the three-month period ended March 31, 2014. The Company reported $141,000 of derivative liabilities in other accrued liabilities at March 31, 2014.  At December 31, 2013, the Company reported $452,000 of derivative assets in other current assets.  The Company recognized, as a component of cost of sales, a net loss of $530,000 on the change in fair value of derivative financial instruments in the three-month period ended March 31, 2014.  In the three-month period ended March 31, 2013, the Company recognized, as a component of cost of sales, a net gain of $337,000 on the change in fair value of derivative financial instruments.  There were no derivatives that were designated as hedges at March 31, 2014.

Note 16.  Subsequent Event
On April 1, 2014, the Company purchased 100% of the stock of Telestack Limited (“Telestack”) for a total purchase price of $36,000,000. The purchase price was paid in cash with $2,500,000 deposited into escrow for a period of time not to exceed one year and is subject to certain post-closing adjustments.  Telestack’s operating results will be included in the Aggregate and Mining Group beginning in the second quarter of 2014.

Telestack, located in Omagh, Northern Ireland, began operations in 1999 and specializes in the complete in-house design, manufacture, installation and commissioning of a complete line of material handling systems used extensively in the port, aggregate and mining industries. Telestack markets their products throughout the world by a combination of direct sales and distribution through dealers. The Company anticipates the synergies between Telestack and the Company’s existing aggregate and wood pellet product lines will benefit both companies.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Explanatory Note
As previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2013, due to the recent sale of a Company subsidiary and other product lines as well as responsibility for other product lines transferring between Company’s subsidiaries, the Company has been reevaluating its reportable segments composition.  This process is now completed and effective as of the date of this Quarterly Report on Form 10-Q, the composition of the Company’s reportable segments has been changed. Financial information by segment is included in Note 11 to the accompanying financial statements and elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Historical segment information included in this document has been reclassified to reflect the new segment structure.

Individual Company subsidiaries included in the composition of the Company’s revised segments are as follows:

1.	Infrastructure Group – Astec, Inc., Roadtec, Inc., Carlson Paving Products, Inc., Astec Australia, Pty Ltd and Astec Mobile Machinery GmbH.

2.
Aggregate and Mining Group – Telsmith, Inc., Kolberg-Pioneer, Inc., Johnson Crushers International, Inc., Osborn Engineered Products SA (Pty) Ltd, Breaker Technology, Inc., Astec Mobile Screens, Inc. and Astec do Brasil Fabricacao de Equipamentos LTDA.

3.	Energy Group – Heatec, Inc., CEI, Inc., GEFCO, Inc., Astec Underground, Inc. and Peterson Pacific, Inc.

The Company has two other business units that do not meet the requirement for separate disclosure as an operating segment: the Company’s parent company, Astec Industries, Inc., and Astec Insurance Company, a Company-owned captive insurance company. The Company evaluates the performance of, and allocates resources to its operating segments based on profit or loss from operations before U.S. federal income taxes and corporate overhead, and thus these costs are included in the Corporate category.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words “will,” “would,” “should,” “could,” “may,” “believes,” “anticipates,” “intends,” “forecasts” and “expects” and similar expressions.  Such forward-looking statements include, without limitation, statements regarding the Company’s expected sales and results of operations during 2014, the Company’s expected capital expenditures in 2014, the expected benefit and impact of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through March 31, 2015, the amount and impact of any current or future state or federal funding for transportation construction programs, the need for road improvements, the amount and impact of other public sector spending and funding mechanisms, changes in the economic environment as it affects the Company, the market confidence of customers and dealers, the Company being called upon to fulfill certain contingencies, the expected dates of granting of restricted stock units, changes in interest rates and the impact of such changes on the financial results of the Company, changes in the prices of steel and oil and the impact of such changes generally and on the demand for the Company’s products, customer’s buying decisions and the Company’s business, the ability of the Company to offset future changes in prices in raw materials, the change in the strength of the dollar and the level of the Company’s presence and sales in international markets, the impact that further development of domestic oil and natural gas production capabilities would have on the domestic economy and the Company’s business, the seasonality of the Company’s business, the Company’s investments, the percentage of the Company’s equipment sold directly to end users, the amount or value of unrecognized tax benefits, the impact of IRS tax regulations, payment of dividends by the Company, and the ultimate outcome of the Company’s current claims and legal proceedings.

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

The risks and uncertainties identified herein under the caption “Item 1A. Risk Factors” in Part II of this Report, elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, should be carefully considered when evaluating the Company’s business and future prospects.

Overview
The Company is a manufacturer of specialized equipment for asphalt road building, aggregate processing, oil, gas and water drilling and wood processing. The Company’s businesses:

•           design, engineer, manufacture and market equipment that is used in each phase of road building, including quarrying and crushing the aggregate to producing asphalt or concrete, recycling old asphalt or concrete and applying the asphalt;

•           design, engineer, manufacture and market equipment for the aggregate, mining, construction and recycling industries;

•           design, engineer, manufacture and market additional equipment and components including geothermal drilling, oil and natural gas drilling, industrial heat transfer, biomass recycling, wood chipping and grinding, wood pellet processing; and

•           manufacture and sell replacement parts for equipment in each of its product lines.

The Company has 15 manufacturing companies which fall within three business segments, which include the Infrastructure Group, the Aggregate and Mining Group and the Energy Group.

Infrastructure Group – This segment consists of five business units, three of which design, engineer, manufacture and market a complete line of portable, stationary and relocatable hot-mix asphalt plants, asphalt pavers, material transfer vehicles, milling machines and paver screeds. Two of the business units in this segment operate as Company-owned dealers in the foreign countries in which they are domiciled.  These two business units sell, service and install products produced by the manufacturing subsidiaries of the Company with the majority of the sales to the infrastructure industry. The principal purchasers of the products produced by this group are asphalt producers, highway and heavy equipment contractors and foreign and domestic governmental agencies.

Aggregate and Mining Group – This segment consists of seven business units that design, engineer, manufacture and market a complete line of jaw crushers, cone crushers, horizontal shaft impactors, vertical shaft impactors and roll rock crushers, stationary rockbreaker systems, vibrating feeders and high frequency vibrating screens, conveyors, inclined, vertical and horizontal screens and sand classifying and washing equipment. The principal purchasers of products produced by this group are distributors, open mine operators, quarry operators, highway and heavy equipment contractors and foreign and domestic governmental agencies.

Energy Group – This segment consists of five business units that design, engineer, manufacture and market a complete line of drilling rigs for the oil and gas, geothermal and water well industries, high pressure diesel pump trailers for fracking and cleaning oil and gas wells, a variety of industrial heaters to fit a broad range of applications including heating equipment for refineries, oil sands and energy related processing, heat transfer processing equipment, thermal fluid storage tanks, waste heat recovery equipment, and whole-tree pulpwood and biomass chippers and horizontal grinders. The principal purchasers of products produced by this group are oil, gas and water well drilling industry contractors, processors of oil, gas and biomass for energy production and contractors in the construction and demolition recycling markets.

The Company has two other business units that do not meet the requirement for separate disclosure as an operating segment: the Company’s parent company, Astec Industries, Inc. and Astec Insurance Company, a Company-owned captive insurance company. The Company evaluates performance and allocates resources to its operating segments based on profit or loss from operations before U.S. federal income taxes and corporate overhead and thus these costs are included in the Corporate category.

The Company’s financial performance is affected by a number of factors, including the cyclical nature and varying conditions of the markets it serves. Demand in these markets fluctuates in response to overall economic conditions and is particularly sensitive to the amount of public sector spending on infrastructure development, the amount of privately funded infrastructure development, changes in the price of crude oil, which affects the cost of fuel and liquid asphalt, and changes in the price of steel.

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

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and its impact on customers’ purchasing decisions and the price of steel may each affect the Company’s financial performance. Economic downturns generally result in decreased purchasing by the Company’s customers, which, in turn, causes reductions in sales and increased pricing pressure on the Company’s products. Rising interest rates also typically negatively impact customers’ attitudes toward purchasing equipment. The Federal Reserve has maintained historically low interest rates in response to the current economic downturn; however, interest rates may increase during the remainder of 2014 and thereafter.

Significant portions of the Company’s revenues relate to the sale of equipment involved in the production, handling, recycling or installation of asphalt mix. Liquid asphalt is a by-product of oil production. An increase in the price of oil increases the cost of asphalt, which is likely to decrease demand for asphalt and therefore decrease demand for certain Company products. While increasing oil prices may have a negative financial impact on many of the Company’s customers, the Company’s equipment can use a significant amount of recycled asphalt pavement, thereby mitigating the effect of increased oil prices on the final cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt mix. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. The Company’s customers appear to be adapting their prices in response to the fluctuating oil prices, and the fluctuations did not appear to significantly impair equipment purchases in 2013 or the first three months of 2014. The Company expects oil prices to continue to fluctuate in 2014 and thereafter.  Minor fluctuations in oil prices should not have a significant impact on customers’ buying decisions. However, political uncertainty in oil producing countries, interruptions in oil production due to disasters, whether natural or man-made, or other economic factors could significantly impact oil prices, which could negatively impact demand for the Company’s products.

Contrary to the negative impact of higher oil prices on many of the Company’s products as discussed above, sales of several of the Company’s products, including products manufactured by the Energy Group, which are used to drill for oil and natural gas, would benefit from higher oil and natural gas prices, to the extent that such higher prices lead to further development of oil and natural gas production. The Company believes further development of domestic oil and natural gas production capabilities is needed and would positively impact the domestic economy and the Company’s business.

Steel is a major component in the Company’s equipment. Steel prices have increased moderately during the first quarter of 2014. A reduction in the supply of iron ore due to unusual freezing on the Great Lakes, coupled with increasing demand, has constrained supply of certain types of steel, which in turn has resulted in increases in the prices of such steel. We believe the impact will moderate as the normal supply chains are restored after the severe conditions subside. The Company expects steel prices to increase throughout the second quarter of 2014 and then to level out for the balance of 2014 as supply catches up to demand. The Company continues to utilize forward-looking contracts coupled with advanced steel purchases to minimize the impact of increased steel prices. The Company will continue to review the trends in steel prices in future months and establish future contract pricing accordingly.

In addition to the factors stated above, many of the Company’s markets are highly competitive, and its products compete worldwide with a number of other manufacturers and dealers that produce and sell similar products. A weak dollar, combined with improving economic conditions in certain foreign economies, had a positive impact on the Company’s international sales in 2010 through mid-2012. The dollar strengthened against many foreign currencies during the later portion of 2012 and in 2013, which negatively impacted pricing and the Company’s backlog at December 31, 2013 in certain foreign markets.  Increasing domestic interest rates or weakening economic conditions abroad could cause the dollar to further strengthen, which could negatively impact the Company’s international sales.

In the United States and internationally, the Company’s equipment is marketed directly to customers as well as through dealers. In recent years, approximately 75% to 80% of equipment sold by the Company was sold directly to the end user. The Company expects this ratio to remain relatively consistent through the end of 2014.

The Company is operated on a decentralized basis, and there is a complete management team for each operating subsidiary with oversight by Company Group Presidents.  Finance, insurance, legal, shareholder relations, corporate accounting and other corporate matters are primarily handled at the corporate level (i.e., Astec Industries, Inc., the parent company). The engineering, design, sales, manufacturing and basic accounting functions are all handled at each individual subsidiary. Standard accounting procedures are prescribed and followed in all reporting.

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

Results of Operations
Net Sales
Net sales for the first quarter of 2014 were $238,673,000 compared to $247,833,000 for the first quarter of 2013, a decrease of $9,160,000 or 3.7%. Sales are generated primarily from new equipment and parts sales to domestic and international customers. Sales decreased by $10,529,000 in the Infrastructure Group and $977,000 in the Energy Group.  These decreased sales were offset by increased sales of $2,346,000 in the Aggregate and Mining Group.

Domestic sales for the first quarter of 2014 were $175,432,000 or 73.5% of consolidated net sales compared to $161,942,000 or 65.3% of consolidated net sales for the first quarter of 2013, an increase of $13,490,000 or 8.3%, due primarily to increases in sales by the Aggregate and Mining and Energy groups, offset by a decrease in domestic sales by the Infrastructure Group.  International sales for the first quarter of 2014 were $63,241,000 or 26.5% of consolidated net sales compared to $85,891,000 or 34.7% of consolidated net sales for the first quarter of 2013, a decrease of $22,650,000 or 26.4%, due to decreases in all groups.  Sales were negatively impacted by economic uncertainties in several of the countries in which the Company markets its products as well as a strengthening of the U.S. dollar against many foreign currencies.  The decreases in international sales occurred primarily in Russia, Canada, Europe, Australia, Africa and Mexico, offset by an increase in sales in Asia and Central America.

Parts sales for the first quarter of 2014 were $69,258,000 compared to $68,031,000 for the first quarter of 2013, an increase of $1,227,000 or 1.8%.  Parts sales as a percentage of net sales increased 150 basis points from 27.5% for the first quarter of 2013 to 29.0% for the first quarter of 2014.  The increase in parts sales occurred  in the Infrastructure and Energy groups and was offset by a decline in parts sales in the Aggregate and Mining Group.

Gross Profit
Consolidated gross profit decreased $1,810,000 or 3.1% to $56,757,000 for the first quarter of 2014 compared to $58,567,000 for the first quarter of 2013.  Gross profit as a percentage of sales increased 20 basis points to 23.8% for the first quarter of 2014 compared to 23.6% for the first quarter of 2013.

Selling, General, Administrative and Engineering Expenses
Selling, general, administrative and engineering expenses for the first quarter of 2014 were $43,424,000, or 18.2% of net sales, compared to $40,367,000, or 16.3% of net sales for the first quarter of 2013, an increase of $3,057,000 or 7.6%, due primarily to a $3,957,000 increase in expenses related to the tri-annual Con-Expo trade show held in March 2014, offset by a reduction of $1,137,000 in other selling expenses.

Interest Expense
Interest expense for the first quarter of 2014 increased $3,000 to $73,000 from $70,000 for the first quarter of 2013.

Other Income, net of expenses
Other income, net of expenses was $814,000 for the first quarter of 2014 compared to $752,000 for the first quarter of 2013, an increase of $62,000.  Other income is generated primarily by earnings on investments of excess cash and funds held by Astec Insurance, the Company’s captive insurance company, as well as interest income and license fee income.  The increase is primarily due to increased license fee income received by the Company’s subsidiaries.

Income Tax Expense
Income tax expense for the first quarter of 2014 was $4,527,000, compared to $5,631,000 for the first quarter of 2013. The Company’s combined effective tax rates for the first quarters of 2014 and 2013 were 32.2% and 29.8%, respectively.  The Company’s effective tax rate for the three months ended March 31, 2014 includes the effect of state income taxes and other discrete items but did not include a benefit for research and development tax credits given that the tax credits expired as of December 31, 2013 and have not yet been renewed by Congress.  The Company’s effective tax rate for the three months ended March 31, 2013 included a benefit for research and development tax credits earned for both calendar 2012 and first quarter of 2013 due to the timing of the legislation enacting the credit for 2012 and 2013.

In September 2013, the Treasury Department and the Internal Revenue Service released the final regulations governing when taxpayers must capitalize or deduct their expenses for acquiring, maintaining, repairing, and replacing tangible property.  The regulations became effective January 1, 2014.  It is management’s opinion that any adjustments resulting from the implementation of the regulations will not be material.   Management is currently taking the necessary steps to comply with the final regulations by the end of 2014.

Net Income
The Company had net income attributable to controlling interest of $9,545,000 for the first quarter of 2014 compared to $13,171,000 for the first quarter of 2013, a decrease of $3,626,000, or 27.5%. Net income attributable to controlling interest per diluted share was $0.41 for the first quarter of 2014 compared to $0.57 for the first quarter of 2013, a decrease of $0.16. Diluted shares outstanding for the quarters ended March 31, 2014 and 2013 were 23,102,000 and 23,080,000, respectively.

Dividends
On February 28, 2013, the Company’s Board of Directors approved a dividend policy pursuant to which the Company began paying a quarterly $0.10 per share dividend on its common stock beginning in the second quarter of 2013.  The actual amount of future quarterly dividends, if any, will be based upon the Company’s financial position, results of operations, cash flows, capital requirements and restrictions under the Company’s existing credit agreement, among other factors.  The Board retained the power to modify, suspend or cancel the Company’s dividend policy in any manner and at any time it deems necessary or appropriate in the future.  The Company paid quarterly dividends of $0.10 per common share to shareholders beginning in the second quarter of 2013 through the first quarter of 2014. An additional $0.10 per common share dividend was approved by the Board in April 2014 to be paid in late May 2014.

Backlog
The backlog of orders as of March 31, 2014 was $299,636,000 compared to $276,525,000 as of March 31, 2013, an increase of $23,111,000, or 8.4%. Domestic backlogs increased $29,574,000 or 17.7%, and international backlogs decreased $6,463,000 or 5.9%.   The March 31, 2014 backlog was comprised of 65.7% domestic orders and 34.3% international orders, as compared to 60.5% domestic orders and 39.5% international orders as of March 31, 2013.  Included in the March 31, 2014 backlog is $58,600,000 for three pellet plant orders from one customer. The first of the three pellet plants has been delivered to the customer and is producing pellets in production runs while continuing to be evaluated and calibrated as part of the normal new product performance testing. The Company has agreed to finance these first three pellet plant line orders for a two to three year period and thus revenues will be recorded by the Company as payments are received.  The Company is unable to determine whether the changes in backlogs were experienced by the industry as a whole; however, the Company believes the changes in backlogs reflect the current economic conditions the industry is experiencing.

Segment Net Sales-Quarter (in thousands):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Infrastructure Group	$98,791	$109,320	$(10,529)	(9.6%)
Aggregate and Mining Group	93,108	90,762	2,346	2.6%
Energy Group	46,774	47,751	(977)	(2.0%)

Infrastructure Group: Sales in this group were $98,791,000 for the first quarter of 2014 compared to $109,320,000 for the same period in 2013, a decrease of $10,529,000 or 9.6%.  Domestic sales for the Infrastructure Group decreased $2,399,000 or 2.9% for the first quarter of 2014 compared to the same period in 2013.  Sales by the Infrastructure Group were negatively impacted in the first quarter of 2014 by abnormally cold weather throughout much of the United States in the first two months of the quarter.  Additionally, many asphalt plant customers appear to be delaying orders while waiting for a new highway bill to be approved by Congress.  Also, no pellet plants sales revenue was recorded in the first three months of 2014.  International sales for the Infrastructure Group decreased $8,130,000 or 31.2% for the first quarter of 2014 compared to the same period in 2013 due primarily to decreased sales in Australia, Russia, Canada and Europe, offset by increased sales in Post-Soviet States.  Parts sales for the Infrastructure Group increased 7.1% for the first quarter of 2014 compared to the same period in 2013.

Aggregate and Mining Group: Sales in this group were $93,108,000 for the first quarter of 2014 compared to $90,762,000 for the same period in 2013, an increase of $2,346,000 or 2.6%.  Domestic sales for the Aggregate and Mining Group increased $13,029,000 or 29.2% for the first quarter of 2014 compared to the same period in 2013.  Much of the increase in sales is attributed to a very successful order writing program through the National Dealers Conference in the fall of 2013.  International sales for the Aggregate and Mining Group decreased $10,683,000 or 23.1% for the first quarter of 2014 compared to the same period in 2013. The decreases in international sales occurred primarily in Mexico, Africa, Russia and Europe, offset by increased sales in Asia and Post-Soviet States.  Parts sales for this group decreased 4.2% for the first quarter of 2014 compared to the same period in 2013.

Energy Group: Sales in this group were $46,774,000 for the first quarter of 2014 compared to $47,751,000 for the same period in 2013, a decrease of $977,000 or 2.0%.  Domestic sales for the Energy Group increased $2,860,000 or 8.4% for the first quarter of 2014 compared to the same period in 2013 due primarily to stronger industrial heater and drilling rig sales.  International sales for the Energy Group decreased $3,837,000 or 28.1% for the first quarter of 2014 compared to the same period in 2013.  The decreases in international sales occurred primarily in Canada and Mexico.  Parts sales for this group increased 1.8% for the first quarter of 2014 compared to the same period in 2013.

Segment Profit (Loss)-Quarter (in thousands):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Infrastructure Group	$8,796	$12,878	$(4,082)	(31.7%)
Aggregate and Mining Group	9,101	9,057	44	0.5%
Energy Group	1,923	1,191	732	61.5%
Corporate	(9,117)	(9,260)	143	1.5%

Infrastructure Group: Segment profit for this group was $8,796,000 for the first quarter of 2014 compared to $12,878,000 for the same period in 2013, a decrease of $4,082,000 or 31.7%. The group’s profits between periods were negatively impacted by a $10,529,000 decline in sales volume for the first three months of 2014 compared to the first three months of 2013.  Additionally, selling expenses for the group related to ConExpo increased between periods by $1,996,000.

Aggregate and Mining Group: Segment profit for this group was $9,101,000 for the first quarter of 2014 compared to $9,057,000 for the same period in 2013, an increase of $44,000 or 0.5%.  This group’s profits were positively impacted by an increase in gross profits of $384,000 due primarily to a $2,346,000 increase in sales (which occurred primarily in the domestic markets) and a reduction of $634,000 in selling expenses unrelated to ConExpo.  These increased gross profits were offset by an increase of $1,365,000 in expenses related to ConExpo.

Energy Group: Segment profit for this group was $1,923,000 for the first quarter of 2014 compared to $1,191,000 for the first quarter of 2013, an increase of $732,000 or 61.5%. This increase is due primarily to a $1,798,000 increase in gross profits due to a 430 basis point increase in gross margin, offset by a slight decline in sales for the first quarter of 2014 compared to the first quarter of 2013.  These increased gross profits were offset by an increase of $589,000 in expenses related to ConExpo.

Corporate Group: The Corporate Group had a segment loss of $9,117,000 for the first quarter of 2014 compared to a loss of $9,260,000 for the first quarter of 2013, a decrease in loss of $143,000 or 1.5%.  The decrease in results in the first quarter of 2014 as compared to the first quarter of 2013 is due primarily to decreased consolidated U. S. federal income taxes, which are recorded on the parent company books.

Liquidity and Capital Resources
The Company’s primary sources of liquidity and capital resources are its cash on hand, investments, borrowing capacity under a $100,000,000 revolving credit facility and cash flows from operations. The Company had $44,969,000 of cash available for operating purposes as of March 31, 2014, of which $7,949,000 was held by the Company’s foreign subsidiaries.  At March 31, 2014, the Company had $2,104,000 of borrowings outstanding under its credit facilities with Wells Fargo Bank, N.A., which amount had been drawn given that $36,000,000 of the Company’s cash had been set aside for the acquisition of Telestack Limited, which was acquired on April 1, 2014 (see Note 16 to Unaudited Condensed Consolidated Financial Statements included herein).  Net of these borrowings and letters of credit totaling $5,989,000, the Company had borrowing availability of $91,907,000 under the credit facility as of March 31, 2014.

The Wells Fargo credit facility is a five-year agreement that was entered into in April 2012.  The amended and restated credit agreement with Wells Fargo continues the Company’s previous $100,000,000 revolving credit facility and includes a sub-limit for letters of credit of $25,000,000.  Borrowings under the agreement are subject to an interest rate equal to the daily one month LIBOR rate plus a 0.75% margin, resulting in a rate of 0.91% as of March 31, 12014.  Interest only payments are due monthly. The unused facility fee is 0.175%.  The amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income, minimum tangible net worth and maximum allowed capital expenditures.

The Company’s South African subsidiary, Osborn Engineered Products SA (Pty) Ltd (“Osborn”), has a credit facility of $7,055,000 (ZAR 75,000,000) to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of March 31, 2014, Osborn had no borrowings outstanding under the credit facility but did have $821,000 in performance, advance payment and retention guarantees outstanding under the facility. The facility is unsecured and no unused facility fees are charged.  Osborn had available credit under the facility of $6,234,000 as of March 31, 2014. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 8.75% as of March 31, 2014.

Cash Flows from Operating Activities (in thousands):

	Three Months Ended March 31,		Increase
	2014	2013	(Decrease)
Net income	$9,547	$13,251	$(3,704)
Depreciation and amortization	5,528	5,428	100
Deferred income tax benefit	(1,662)	(249)	(1,413)
Changes in working capital:
Increase in trade and other receivables	(14,050)	(15,788)	1,738
Increase in inventories	(18,896)	(13,385)	(5,511)
(Increase) decrease in prepaid expenses	1,628	(5,784)	7,412
Increase in accounts payable	13,519	4,571	8,948
Increase (decrease) in customer deposits	(816)	10,255	(11,071)
Change in prepaid and income taxes	5,007	5,638	(631)
Other, net	1,299	(3,151)	4,450
Net cash provided by operating activities	$1,104	$786	$318

Net cash from operating activities remained relatively constant for the first three months of 2014 as compared to the same period in 2013. Decreasing operating cash flows from funds used to finance inventory of $5,511,000 and funds from customer deposits of $11,071,000 were offset by an increase in operating cash flows provided by increasing accounts payable of $8,948,000 and decreasing prepaid expenses of $7,412,000.

Cash Flows from Investing Activities (in thousands):

	Three Months Ended March 31,		Increase
	2014	2013	(Decrease)
Expenditures for property and equipment	$(8,364)	$(9,339)	$975
Sale of short-term investments	16,249	-	16,249
Proceeds from sale of property and equipment	84	77	7
Net cash provided (used) by investing activities	$7,969	$(9,262)	$17,231

For the three-month periods ended March 31, 2014, net cash from investing activities increased $17,231,000 compared to the same period in 2013 primarily due to the sale of mutual funds acquired in mid-2013 to provide cash for the April 1, 2014 acquisition of Telestack Limited.

Capital expenditures for 2014, including those by the Company’s Brazilian operations, are forecasted to be approximately $39,244,000. The Company expects to finance these expenditures using currently available cash balances, internally generated funds and available credit under the Company’s credit facilities as well as local financing for the equipment in the new Brazilian manufacturing facility. Capital expenditures are generally for machinery, equipment and facilities used by the Company in the production of its various products.

Cash Flows from Financing Activities (in thousands):

	Three Months Ended March 31,		Increase
	2014	2013	(Decrease)
Payment of dividends	$(2,291)	$-	$(2,291)
Borrowings under bank line of credit	2,104	-	2,104
Sale of subsidiaries’ shares to minority shareholder	1,384	1,673	(289)
Withholding taxes paid upon vesting of restricted stock units	(802)	(783)	(19)
Other, net	458	20	438
Net cash provided by financing activities	$853	$910	$(57)

Cash provided by financing activities remained relatively constant for the first three months of 2014 compared to the same period in 2013.  The payment of dividends of $2,291,000 in the first quarter of 2014 was offset by borrowings under the Company’s line of credit with Wells Fargo of $2,104,000.

Financial Condition
The Company’s current assets increased to $545,437,000 as of March 31, 2014 from $522,411,000 as of December 31, 2013, an increase of $23,026,000, or 4.4%.  The increase is primarily attributable to increases in inventories of $18,896,000, trade receivables of $13,884,000 and cash and cash equivalents of $9,405,000. These increases were offset by a decrease in short-term investments of $15,714,000.

The Company’s current liabilities increased to $152,960,000 as of March 31, 2014 as compared to $133,531,000 as of December 31, 2013, an increase of $19,429,000, or 14.6%. The increase is primarily due to an increase in accounts payable of $13,519,000.

Market Risk and Risk Management Policies
We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2013.

Off-balance Sheet Arrangements
As of March 31, 2014, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations
During the three months ended March 31, 2014, there were no substantial changes in the Company’s commitments or contractual liabilities.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
The Company is involved from time to time in legal actions arising in the ordinary course of its business. Other than as set forth in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2013, we currently have no pending or threatened litigation that we believe will result in an outcome that would materially affect our business, financial position, cash flows or results of operations. Nevertheless, there can be no assurance that future litigation to which we become a party will not have a material adverse effect on our business, financial position, cash flows or results of operations.

Item 1A.  Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.  The risks described in our Annual Report on Form 10-K for the year ended December 31, 2013 and in this Quarterly Report on Form 10-Q are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

ASTEC INDUSTRIES, INC. (Registrant)

Date: May 12, 2014	/s/ Benjamin G. Brock
Benjamin G. Brock Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2014	/s/ David C. Silvious
David C. Silvious Chief Financial Officer, Vice President, and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
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