Form 10-Q
period 2014-06-30
ASTEC INDUSTRIES INC
filed 2014-08-05
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
OR
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at July 22, 2014
Common Stock, par value $0.20	22,916,444

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements

Astec Industries, Inc. Condensed Consolidated Balance Sheets (in thousands) (unaudited)
	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$18,624	$35,564
Short-term investments	1,375	17,176
Trade receivables, net	117,413	92,055
Other receivables	2,281	2,734
Inventories	364,098	342,313
Prepaid expenses and other	18,331	17,645
Deferred income tax assets	14,251	14,924
Total current assets	536,373	522,411
Property and equipment, net	193,552	184,520
Investments	11,941	12,085
Goodwill	33,427	15,057
Other long-term assets	27,846	15,218
Total assets	$803,139	$749,291
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$57,592	$45,845
Income taxes payable	1,741	768
Accrued product warranty	14,102	12,716
Customer deposits	43,919	37,498
Accrued payroll and related liabilities	16,663	16,988
Accrued loss reserves	3,876	3,328
Other current liabilities	22,139	16,388
Total current liabilities	160,032	133,531
Deferred income tax liabilities	17,337	17,455
Other long-term liabilities	21,851	17,794
Total liabilities	199,220	168,780
Shareholders' equity	598,801	576,876
Non-controlling interest	5,118	3,635
Total equity	603,919	580,511
Total liabilities and equity	$803,139	$749,291

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Income (in thousands, except per share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$277,256	$248,127	$515,929	$495,960
Cost of sales	215,078	192,685	396,994	381,951
Gross profit	62,178	55,442	118,935	114,009
Selling, general, administrative and engineering expenses	40,247	37,795	83,672	78,162
Income from operations	21,931	17,647	35,263	35,847
Interest expense	109	76	182	147
Other income, net of expenses	729	32	1,544	784
Income from operations before income taxes	22,551	17,603	36,625	36,484
Income taxes	8,061	6,450	12,589	12,081
Net income	14,490	11,153	24,036	24,403
Net income (loss) attributable to non-controlling interest	(7)	61	(6)	140
Net income attributable to controlling interest	$14,497	$11,092	$24,042	$24,263

Earnings per common share
Net income attributable to controlling interest:
Basic	$0.64	$0.49	$1.05	$1.07
Diluted	$0.63	$0.48	$1.04	$1.05
Weighted average number of common shares outstanding:
Basic	22,822	22,752	22,804	22,738
Diluted	23,099	23,069	23,101	23,075
Dividends declared per common share	$0.10	$0.10	$0.20	$0.10

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Comprehensive Income (in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$14,490	$11,153	$24,036	$24,403
Other comprehensive income:
Change in unrecognized pension and post-retirement benefit costs	-	-	-	2
Income tax (provision) benefit on change in unrecognized pension and post-retirement benefit costs	(1)	(12)	(16)	58
Foreign currency translation adjustments	1,877	(4,523)	2,128	(6,816)
Income tax (provision) benefit on foreign currency translation adjustments	(1)	684	63	993
Other comprehensive income (loss)	1,875	(3,851)	2,175	(5,763)
Comprehensive income	16,365	7,302	26,211	18,640
Comprehensive income (loss) attributable to non- controlling interest	61	(212)	192	(257)
Comprehensive income attributable to controlling interest	$16,304	$7,514	$26,019	$18,897

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Cash Flows (in thousands)(unaudited)
	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$24,036	$24,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,728	11,023
Provision for doubtful accounts	332	252
Provision for warranties	8,132	6,267
Deferred compensation provision	584	127
Sale (purchase) of trading securities, net	94	(1,475)
Stock-based compensation	693	643
Tax expense (benefit) from stock incentive plans	(498)	76
Deferred income tax benefit	(2,099)	(1,706)
Gain on disposition of fixed assets	(141)	(196)
(Increase) decrease in:
Trade and other receivables	(23,419)	(14,360)
Inventories	(13,117)	(10,087)
Prepaid expenses	2,021	(5,862)
Other assets	(2,470)	(2,088)
Increase (decrease) in:
Accounts payable	6,413	(434)
Accrued product warranty	(7,247)	(5,352)
Customer deposits	3,606	(2,027)
Prepaid and income taxes payable	698	(2,349)
Other	3,676	(3,765)
Net cash provided (used) by operating activities	13,022	(6,910)
Cash flows from investing activities:
Expenditures for property and equipment	(13,626)	(15,218)
Business acquisition, net of cash acquired	(34,965)	-
(Purchase) sale of short-term investments	16,249	(15,000)
Proceeds from sale of property and equipment	196	229
Net cash used by investing activities	(32,146)	(29,989)
Cash flows from financing activities:
Payment of dividends	(4,582)	(2,285)
Borrowings under bank loans	5,247	-
Tax (expense) benefit from stock issued under incentive plans	498	(76)
Supplemental Executive Retirement Plan transactions, net	(50)	(90)
Withholding tax paid upon vesting of restricted stock units	(938)	(783)
Proceeds from exercise of stock options	88	78
Sale of subsidiaries shares to minority shareholders, net	1,585	1,897
Net cash provided (used) by financing activities	1,848	(1,259)
Effect of exchange rates on cash	336	(1,614)
Net decrease in cash and cash equivalents	(16,940)	(39,772)
Cash and cash equivalents, beginning of period	35,564	80,929
Cash and cash equivalents, end of period	$18,624	$41,157
See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc.
Condensed Consolidated Statement of Equity
For the Six Months Ended June 30, 2014
(in thousands)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accumulated Other Compre- hensive Income (Loss)	Company Shares Held by SERP	Retained Earnings	Non- controlling Interest	Total Equity
Balance, December 31, 2013	22,859	$4,572	$134,730	$(4,894)	$(2,786)	$445,254	$3,635	$580,511
Net income	-	-	-	-	-	24,042	(6)	24,036
Other comprehensive income	-	-	-	2,175	-	-	198	2,373
Dividends declared	-	-	4	-	-	(4,586)	-	(4,582)
Capital contribution by minority shareholders	-	-	-	-	-	-	1,585	1,585
Stock-based compensation	2	1	692	-	-	-	-	693
Stock issued under incentive plans	55	11	575	-	-	-	-	586
Withholding tax paid upon vesting of RSUs	-	-	(938)	-	-	-	-	(938)
SERP transactions, net	-	-	31	-	(81)	-	-	(50)
Other	-	-	-	-	-	-	(295)	(295)
Balance, June 30, 2014	22,916	$4,584	$135,094	$(2,719)	$(2,867)	$464,710	$5,117	$603,919
See Notes to Unaudited Condensed Consolidated Financial Statements

ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands, except per share amounts unless otherwise specified)

Note 1.  Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Astec Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2013.

The condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Dollar and share amounts shown are in thousands, except per share amounts, unless otherwise specified.

Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which raises the previous threshold for disposals to qualify as discontinued operations and requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation.  The standard also allows companies to have significant continuing involvement and continuing cash flows with the discontinued operation.  The standard requires the reclassification of assets and liabilities of a discontinued operation in the balance sheet for all periods presented.  The standard is effective for public entities for annual periods beginning on or after December 15, 2014 and is to be implemented prospectively.  The Company does not expect the adoption of this statement to have a significant impact on the Company's financial position or results of operations.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers," which supersedes existing revenue guidance under U.S. GAAP.  The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  The implementation of this new standard will require companies to use more judgment and to make more estimates than under current guidance.  The standard is effective for public companies for annual periods beginning after December 15, 2016.  The Company plans to adopt the new standard effective January 1, 2017.  The Company has not yet determined what impact, if any, the adoption of this new standard will have on the Company's financial position or results of operations.

Note 2.  Earnings per Share
Basic earnings per share are determined by dividing earnings by the weighted average number of common shares outstanding during each period.  Diluted earnings per share include the potential dilutive effects of options, restricted stock units and shares held in the Company's Supplemental Executive Retirement Plan.

The following table sets forth the computation of net income attributable to controlling interest and the number of basic and diluted shares used in the computation of earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to controlling interest	$14,497	$11,092	$24,042	$24,263
Denominator:
Denominator for basic earnings per share	22,822	22,752	22,804	22,738
Effect of dilutive securities:
Employee stock options and restricted stock units	166	200	187	221
Supplemental Executive Retirement Plan	111	117	110	116
Denominator for diluted earnings per share	23,099	23,069	23,101	23,075

Antidilutive options are not included in the diluted earnings per share computation.  The number of antidilutive options in the three and six-month periods ended June 30, 2014 and 2013 was not material.

Note 3.  Receivables
Receivables are net of allowances for doubtful accounts of $1,807 and $1,708 as of June 30, 2014 and December 31, 2013, respectively.

Note 4.  Inventories
Inventories consist of the following:

	June 30, 2014	December 31, 2013
Raw materials and parts	$148,470	$139,372
Work-in-process	82,732	74,663
Finished goods	104,043	99,812
Used equipment	28,853	28,466
Total	$364,098	$342,313

Note 5.  Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation of $217,409 and $207,986 as of June 30, 2014 and December 31, 2013, respectively.

Note 6.  Fair Value Measurements
The Company has various financial instruments that must be measured at fair value on a recurring basis, including marketable debt and equity securities held by Astec Insurance Company ("Astec Insurance"), the Company's captive insurance company, and marketable equity securities held in an unqualified Supplemental Executive Retirement Plan ("SERP").  The obligations of the Company associated with the financial assets held in the SERP also constitute a liability of the Company for financial reporting purposes and are included in other long-term liabilities in the accompanying balance sheets.  The Company's subsidiaries also occasionally enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.

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

Level 3 -
Inputs reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

As indicated in the tables below (which excludes the Company's pension assets), the Company has determined that all of its financial assets and liabilities as of June 30, 2014 and December 31, 2013 are level 1 and level 2 in the fair value hierarchy as defined above:
	June 30, 2014
	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$740	$-	$740
SERP mutual funds	3,126	-	3,126
Preferred stocks	901	-	901
Trading debt securities:
Corporate bonds	3,861	1,141	5,002
Municipal bonds	-	1,908	1,908
Floating rate notes	102	444	546
U.S. Treasury bonds and bills	250	-	250
Other	-	843	843
Total financial assets	$8,980	$4,336	$13,316

Financial Liabilities:
SERP liabilities	$-	$8,733	$8,733
Derivative financial instruments	-	201	201
Total financial liabilities	$-	$8,934	$8,934

	December 31, 2013
	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$783	$-	$783
SERP mutual funds	2,813	-	2,813
Preferred stocks	1,170	-	1,170
Short-term investments in mutual funds	16,073	-	16,073
Trading debt securities:
Corporate bonds	3,696	1,155	4,851
Municipal bonds	-	1,908	1,908
Floating rate notes	103	446	549
U.S. treasury bonds	250	-	250
Other	-	864	864
Derivative financial instruments	-	452	452
Total financial assets	$24,888	$4,825	$29,713

Financial Liabilities:
SERP liabilities	$-	$7,828	$7,828
Total financial liabilities	$-	$7,828	$7,828

The Company reevaluates the volume of trading activity for each of its investments at the end of each quarter and adjusts the level within the fair value hierarchy as needed.  There were no changes in fair value hierarchy level designations between December 31, 2013 and June 30, 2014.

The trading equity investments noted above are valued at their fair value based on their quoted market prices, and the debt securities are valued based upon a mix of observable market prices and model driven prices derived from a matrix of observable market prices for assets with similar characteristics obtained with the assistance of a nationally recognized first party pricing service.  Additionally, a significant portion of the SERP's investments in trading equity securities are in money market and mutual funds.  As these money market and mutual funds are held in a SERP, they are also included in the Company's liability under its SERP.

Trading debt securities are comprised of marketable debt securities held by Astec Insurance. Astec Insurance has an investment strategy that focuses on providing regular and predictable interest income from a diversified portfolio of high-quality fixed income securities.

Net unrealized gains or losses incurred during the three-month periods ended June 30, 2014 and 2013 on investments still held as of the end of each reporting period amounted to a gain of $61 and a loss of $251, respectively.  Net unrealized gains or losses incurred during the six-month periods ended June 30, 2014 and 2013 on investments still held as of the end of each reporting period amounted to a gain of $89 and a loss of $114, respectively.

Note 7.  Debt
On April 12, 2012, the Company and certain of its subsidiaries entered into an amended and restated credit agreement with Wells Fargo whereby Wells Fargo extended to the Company an unsecured line of credit of up to $100 million including a sub-limit for letters of credit of up to $25 million. The amended and restated credit agreement replaced the expiring $100 million credit facility between the Company and Wells Fargo. During the six months ended June 30, 2014, the highest amount of outstanding borrowings at any time under the facility was $16,061.  As of June 30, 2014 and December 31, 2013 there were no outstanding borrowings under the line of credit facility.  Letters of credit totaling $5,978 were outstanding under the credit facility as of June 30, 2014, resulting in additional borrowing ability of $94,022 under the credit facility. The credit agreement has a five-year term expiring in April 2017. Borrowings under the agreement are subject to an interest rate equal to the daily one-month LIBOR rate plus a 0.75% margin, resulting in a rate of 0.91% as of June 30, 2014. The unused facility fee is 0.175%. Interest only payments are due monthly. The amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income, minimum tangible net worth and maximum allowed capital expenditures. The Company was in compliance with these covenants as of June 30, 2014.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd ("Osborn"), has a credit facility of $8.9 million (ZAR 95 million) with a South African bank to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of June 30, 2014, Osborn had $2.2 million of outstanding borrowings (which is included in other current liabilities in the accompanying balance sheet) and $3.2 million in performance, advance payment and retention guarantees outstanding under the facility. The facility is unsecured and a 0.75% unused facility fee is charged if less than 50% of the facility is utilized. As of June 30, 2014, Osborn had available credit under the facility of $3.5 million. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 8.75% as of June 30, 2014.

The Company's Brazilian subsidiary, Astec do Brasil Fabricacao de Equipamentos Ltda. ("Astec Brazil"), has an outstanding $2.3 million working capital loan from a Brazilian bank, which has an interest rate of 12.5% and which matures in May 2016.  Additionally, Astec Brazil has various 5-year equipment financing loans outstanding with another Brazilian bank in the aggregate of $1.6 million as of June 30, 2014 that have interest rates of 3.5% to 6.0%.  Astec Brazil's loans are shown included in the accompanying balance sheets as other current liabilities ($0.4 million) and other long-term liabilities ($3.5 million).

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

Changes in the Company's product warranty liability for the three and six-month periods ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Reserve balance, beginning of the period	$13,494	$11,254	$12,716	$11,052
Warranty liabilities accrued	4,461	3,507	8,132	6,267
Warranty liabilities settled	(4,330)	(2,870)	(7,247)	(5,352)
Other	477	(201)	501	(277)
Reserve balance, end of the period	$14,102	$11,690	$14,102	$11,690

Note 9.  Accrued Loss Reserves
The Company accrues reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company.  The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events.  Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future.  Total accrued loss reserves were $7,607 as of June 30, 2014 and $7,344 as of December 31, 2013, of which $3,731 and $4,016 were included in other long-term liabilities as of June 30, 2014 and December 31, 2013, respectively.

Note 10.  Income Taxes
The Company's combined effective income tax rate was 35.7% and 36.6% for the three-month periods ended June 30, 2014 and 2013, respectively.  The Company's combined effective income tax rate was 34.4% and 33.1% for the six-month periods ended June 30, 2014 and 2013, respectively.  The Company's effective tax rate for the three and six-month periods ended June 30, 2014 includes the effect of state income taxes and other discrete items but does not include benefits for research and development tax credits given that Congress had not extended the research and development credit to 2014 as of June 30, 2014.  The Company's effective tax rate for the three-month period ended June 30, 2013 included a benefit for research and development tax credits relating to research and development expenditures incurred during the second quarter of 2013.  The Company's effective tax rate for the six-month period ended June 30, 2013 included a benefit for research and development tax credits relating to research and development expenditures incurred during the first two quarters of 2013 as well as the entire 2012 calendar year given that Congress did not extend the tax credit for the 2012 calendar year until January of 2013.

The Company's liability recorded for uncertain tax positions as of June 30, 2014 has not changed significantly in amount or composition since December 31, 2013.

Note 11.  Segment Information
Due to the recent change in the Company's chief operating decision maker,  sale of a Company subsidiary and other Company product lines as well as the transfer of responsibility for certain product lines between Company subsidiaries, the composition of the Company's reportable segments was changed as of January 1, 2014.  Historical segment information presented for the three and six-month periods ended June 30, 2013 has been reclassified to reflect the new segment structure.  The Company now has three reportable segments, each of which is comprised of multiple business units that offer similar products and services and meet the requirements for aggregation. A brief description of each segment is as follows:

Infrastructure Group - This segment consists of five business units, three of which design, engineer, manufacture and market a complete line of portable, stationary and relocatable hot-mix asphalt plants, asphalt pavers, material transfer vehicles, milling machines and paver screeds. The other two business units in this segment operate as Company-owned dealers in the foreign countries in which they are domiciled.  These two business units sell, service and install products produced by the manufacturing subsidiaries of the Company, and a majority of their sales are to customers in the infrastructure industry. The principal purchasers of the products produced by this group are asphalt producers, highway and heavy equipment contractors and foreign and domestic governmental agencies.

Aggregate and Mining Group - This segment consists of eight business units that design, engineer, manufacture and market a complete line of jaw crushers, cone crushers, horizontal shaft impactors, vertical shaft impactors, material handling, roll rock crushers and stationary rockbreaker systems, vibrating feeders and high frequency vibrating screens, conveyors, inclined, vertical and horizontal screens and sand classifying and washing equipment. The principal purchasers of products produced by this group are distributors, open mine operators, quarry operators, port operators, highway and heavy equipment contractors and foreign and domestic governmental agencies.  This group includes the operations of Telestack Limited ("Telestack"), which was acquired in April 2014.

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

Corporate - This category consists of business units that do not meet the requirements for separate disclosure as an operating segment and includes the Company's parent company, Astec Industries, Inc., and Astec Insurance Company, a Company-owned captive insurance company. The Company evaluates performance and allocates resources to its operating segments based on profit or loss from operations before U.S. federal income taxes and corporate overhead and thus these costs are included in the Corporate category.

Segment Information:

	Three Months Ended June 30, 2014
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$118,585	$106,691	$51,980	$-	$277,256
Intersegment sales	7,378	9,256	3,991	-	20,625
Gross profit	25,089	25,694	11,390	5	62,178
Gross profit percent	21.2%	24.1%	21.9%	-	22.4%
Segment profit (loss)	$11,808	$11,158	$2,946	$(11,323)	$14,589

	Six Months Ended June 30, 2014
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$217,376	$199,799	$98,754	$-	$515,929
Intersegment sales	11,934	17,095	7,455	-	36,484
Gross profit	47,768	49,119	22,032	16	118,935
Gross profit percent	22.0%	24.6%	22.3%	-	23.1%
Segment profit (loss)	$20,604	$20,259	$4,870	$(20,441)	$25,292

	Three Months Ended June 30, 2013
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$103,754	$99,884	$44,489	$-	$248,127
Intersegment sales	5,198	14,782	4,769	-	24,749
Gross profit	19,514	25,615	10,311	2	55,442
Gross profit percent	18.8%	25.6%	23.2%	-	22.3%
Segment profit (loss)	$6,103	$11,141	$2,235	$(8,190)	$11,289

	Six Months Ended June 30, 2013
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$213,074	$190,646	$92,240	$-	$495,960
Intersegment sales	14,510	23,037	7,131	-	44,678
Gross profit	46,199	48,655	19,155	-	114,009
Gross profit percent	21.7%	25.5%	20.8%	-	23.0%
Segment profit (loss)	$18,981	$20,198	$3,426	$(17,450)	$25,155

A reconciliation of total segment profits to the Company's consolidated totals is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total segment profits	$14,589	$11,289	$25,292	$25,155
Elimination of intersegment profit	(99)	(136)	(1,256)	(752)
Net income	14,490	11,153	24,036	24,403
Net income (loss) attributable to non-controlling interest in subsidiaries	(7)	61	(6)	140
Net income attributable to controlling interest	$14,497	$11,092	$24,042	$24,263

Note 12.  Contingent Matters
Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of $1,301 and $693 as of June 30, 2014 and December 31, 2013, respectively.  The maximum potential amount of future payments for which the Company would be liable was equal to $1,301 as of June 30, 2014.  These arrangements also provide that the Company will receive the lender's full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements.  The Company has recorded a liability of $104 related to these guarantees as of June 30, 2014.

In addition, the Company is contingently liable under letters of credit issued by Wells Fargo totaling $5,978 as of June 30, 2014, including a $2,837 letter of credit guaranteeing certain Astec Brazil bank debt.  The outstanding letters of credit expire at various dates through November 2017.  As of June 30, 2014, Osborn is contingently liable for a total of $3,166 in performance letters of credit, advance payments and retention guarantees.  As of June 30, 2014, Astec Australia is contingently liable for a total of $702 in performance bank guarantees.  The maximum potential amount of future payments under these letters of credit and guarantees for which the Company could be liable is $9,846 as of June 30, 2014.

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

During 2004, the Company received notice from the Environmental Protection Agency ("EPA") that it may be responsible for a portion of the costs incurred in connection with an environmental cleanup in Illinois. The discharge of hazardous materials and associated cleanup relate to activities occurring prior to the Company's acquisition of Barber-Greene in 1986. The Company believes that over 300 other parties have received similar notices. At this time, the Company cannot predict whether the EPA will seek to hold the Company liable for a portion of the cleanup costs or the amount of any such liability.  The Company has not recorded a liability with respect to this matter because no estimate of the amount of any such liability can be made at this time.

Note 13.  Shareholders' Equity
Beginning in 2006 and again in 2011, the Company implemented five-year plans to award key members of management restricted stock units ("RSUs") each year based upon the annual financial performance of the Company and its subsidiaries. Each five-year plan allows up to 700 newly issued shares of Company stock to be granted to employees. The number of RSUs granted each year is determined based upon the performance of individual subsidiaries and consolidated annual financial performance, with additional RSUs available for cumulative five-year results. Generally, each award vests at the end of five years from the date of grant, or at the time a recipient retires after reaching age 65, if earlier.

A total of 11 RSUs vested during the three-month period ended June 30, 2014.  The Company withheld 3 shares due to statutory payroll tax withholding requirements upon the vesting of the RSUs in the second quarter of 2014 and used Company funds to remit the related required minimum withholding taxes to the various tax authorities.  No RSUs vested during the second quarter of 2013.   The vesting date fair value of the RSUs that vested during the second quarter of 2014 was $478.  Compensation expense of $264 and $151 was recorded in the three-month periods ended June 30, 2014 and 2013, respectively, to reflect the fair value of RSUs granted (or anticipated to be granted for 2014 and cumulative five-year performance) less estimated forfeitures, amortized over the portion of the vesting period occurring during the periods.

A total of 73 and 69 RSUs vested during the six-month periods ended June 30, 2014 and 2013, respectively.  The Company withheld 23 and 22 shares due to statutory payroll tax withholding requirements upon the vesting of the RSUs in the first six months of 2014 and 2013, respectively, and used Company funds to remit the related required minimum withholding taxes to the various tax authorities.  The vesting date fair value of the RSUs that vested during the first six months of 2014 and 2013 was $2,981 and $2,405, respectively.  Compensation expense of $569 and $528 was recorded in the six-month periods ended June 30, 2014 and 2013, respectively, to reflect the fair value of RSUs granted (or anticipated to be granted for 2014 and cumulative five-year performance) less estimated forfeitures, amortized over the portion of the vesting period occurring during the periods.

Note 14.  Other Income, net of expenses
Other income, net of expenses for the three and six-month periods ended June 30, 2014 and 2013 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income	$508	$239	$719	$578
Gain (loss) on investments	(1)	(212)	206	(164)
License fee income	72	76	457	290
Other	150	(71)	162	80
Total	$729	$32	$1,544	$784

Note 15.  Derivative Financial Instruments
The Company is exposed to certain risks related to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency risk.  From time to time the Company's foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.  The fair value of the derivative financial instrument is recorded on the Company's balance sheet and is adjusted to fair value at each measurement date.  The changes in fair value are recognized in the consolidated statements of income in the current period.  The Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes.  The average U.S. dollar equivalent notional amount of outstanding foreign currency exchange contracts was $9,989 during the six-month period ended June 30, 2014. The Company reported $201 of derivative liabilities in accrued and other liabilities at June 30, 2014.  At December 31, 2013, the Company reported $452 of derivative assets in other current assets. The Company recognized, as a component of cost of sales, a net loss on the change in fair value of derivative financial instruments of $26 in the three-month period ended June 30, 2014. In the three-month period ended June 30, 2013, the Company recognized, as a component of cost of sales, a net gain of $939.  In the six-month period ended June 30, 2014, the Company recognized, as a component of cost of sales, a net loss of $556.  In the six-month period ended June 30, 2013, the Company recognized, as a component of cost of sales, a net gain of $1,276.  The Company has no derivatives that were designated as hedges at June 30, 2014.

Note 16.  Business Acquisition
On April 1, 2014, the Company purchased 100% of the stock of Telestack Limited ("Telestack") for a total purchase price of $36,183. The purchase price was paid in cash with $2,500 deposited into escrow for a period of time not to exceed one year and is subject to certain post-closing adjustments.  The preliminary purchase price allocation recorded includes the recognition of $17,962 of goodwill and $14,447 of other intangible assets consisting of trade names (15 year useful life), patents (5 to 10 year useful lives), non-compete agreements (3 year useful life) and customer relationships (11 year useful life).  The Company expects to finalize the purchase price accounting by the end of the first quarter of 2015.  Telestack's operating results are included in the Aggregate and Mining Group beginning in the second quarter of 2014.  The revenue and results of operations of Telestack were not significant in relation to the Company's financial statements for the three-month period ended June 30, 2014 and would not have been significant on a pro forma basis to any earlier periods.

Telestack, located in Omagh, Northern Ireland, began operations in 1999 and specializes in the complete in-house design, manufacture, installation and commissioning of a complete line of material handling systems used extensively in the port, aggregate and mining industries. Telestack markets its products throughout the world by a combination of direct sales and distribution through dealers. The Company anticipates the synergies between Telestack and the Company's existing aggregate and wood pellet product lines will benefit both companies.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Explanatory Note
As previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2013 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, due to the recent change in the Company's chief operating decision maker, sale of a Company subsidiary and other product lines as well as the transfer of responsibility for certain product lines between Company's subsidiaries, the Company performed an evaluation of its reportable segments composition.  This process was completed during the first quarter of 2014 and the composition of the Company's reportable segments was changed beginning with the Company's Form 10-Q for the quarter ended March 31, 2014.  Financial information by segment is included in Note 11 to the accompanying financial statements and elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations.  Historical segment information included in this Report has been reclassified to reflect the new segment structure.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words "will," "would," "should," "could," "may," "believes," "anticipates," "intends," "forecasts" and "expects" and similar expressions.  Such forward-looking statements include, without limitation, statements regarding the Company's expected sales and results of operations during 2014, the Company's expected capital expenditures in 2014, the expected benefit and impact of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through June 30, 2015, the amount and impact of any current or future state or federal funding for transportation construction programs, the need for road improvements, the amount and impact of other public sector spending and funding mechanisms, changes in the economic environment as it affects the Company, the market confidence of customers and dealers, the Company being called upon to fulfill certain contingencies, the expected dates of granting of restricted stock units, changes in interest rates and the impact of such changes on the financial results of the Company, changes in the prices of steel and oil and the impact of such changes generally and on the demand for the Company's products, customer's buying decisions and the Company's business, the ability of the Company to offset future changes in prices in raw materials, the change in the strength of the dollar and the level of the Company's presence and sales in international markets, the impact that further development of domestic oil and natural gas production capabilities would have on the domestic economy and the Company's business, the seasonality of the Company's business, the Company's investments, the percentage of the Company's equipment sold directly to end users, the amount or value of unrecognized tax benefits, the impact of IRS tax regulations, payment of dividends by the Company, the effect of the South African factory workers strike, and the ultimate outcome of the Company's current claims and legal proceedings.

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

The risks and uncertainties identified herein under the caption "Item 1A. Risk Factors" in Part II of this Report, elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, should be carefully considered when evaluating the Company's business and future prospects.

Overview
The Company is a manufacturer of specialized equipment for asphalt road building, aggregate processing, oil, gas and water drilling and wood processing. The Company's businesses:

•            design, engineer, manufacture and market equipment that is used in each phase of road building, including quarrying and crushing the aggregate to producing asphalt or concrete, recycling old asphalt or concrete and applying the asphalt;

•            design, engineer, manufacture and market equipment for the aggregate, mining, construction, port and recycling industries;

•            design, engineer, manufacture and market additional equipment and components including geothermal drilling, oil and natural gas drilling, industrial heat transfer, biomass recycling, wood chipping and grinding, wood pellet processing; and

•            manufacture and sell replacement parts for equipment in each of its product lines.

The Company has 16 manufacturing companies which fall within three business segments, which include the Infrastructure Group, the Aggregate and Mining Group and the Energy Group.

Infrastructure Group – This segment consists of five business units, three of which design, engineer, manufacture and market a complete line of portable, stationary and relocatable hot-mix asphalt plants, asphalt pavers, material transfer vehicles, milling machines and paver screeds. The other two business units in this segment operate as Company-owned dealers in the foreign countries in which they are domiciled.  These two business units sell, service and install products produced by the manufacturing subsidiaries of the Company, and a majority of their sales are to customers in the infrastructure industry. The principal purchasers of the products produced by this group are asphalt producers, highway and heavy equipment contractors and foreign and domestic governmental agencies.

Aggregate and Mining Group – This segment consists of eight business units that design, engineer, manufacture and market a complete line of jaw crushers, cone crushers, horizontal shaft impactors, vertical shaft impactors, material handling systems, roll rock crushers and stationary rockbreaker systems, vibrating feeders and high frequency vibrating screens, conveyors, inclined, vertical and horizontal screens and sand classifying and washing equipment. The principal purchasers of products produced by this group are distributors, open mine operators, quarry operators, port operators, highway and heavy equipment contractors and foreign and domestic governmental agencies.

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

Individual Company subsidiaries included in the composition of the Company's revised segments are as follows:

1.	Infrastructure Group – Astec, Inc., Roadtec, Inc., Carlson Paving Products, Inc., Astec Australia, Pty Ltd and Astec Mobile Machinery GmbH.

2.
Aggregate and Mining Group – Telsmith, Inc., Kolberg-Pioneer, Inc., Johnson Crushers International, Inc., Osborn Engineered Products SA (Pty) Ltd, Breaker Technology, Inc., Astec Mobile Screens, Inc., Astec do Brasil Fabricacao de Equipamentos LTDA and Telestack Ltd (which was acquired on April 1, 12014).

3.	Energy Group – Heatec, Inc., CEI, Inc., GEFCO, Inc., Astec Underground, Inc. and Peterson Pacific, Inc.

The Company has two other business units that do not meet the requirement for separate disclosure as an operating segment: the Company's parent company, Astec Industries, Inc., and Astec Insurance Company, a Company-owned captive insurance company. The Company evaluates performance and allocates resources to its operating segments based on profit or loss from operations before U.S. federal income taxes and corporate overhead and thus these costs are included in the Corporate category.

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

The U.S. Congress funded federal transportation expenditures for the fiscal year ending September 30, 2011 at the 2010 level of $41.1 billion, and it approved short-term funding of federal transportation expenditures for the six-month period ending on June 30, 2012 at the same levels.  In July 2012, President Obama signed into law the "Moving Ahead for Progress in the 21st Century Act" ("Map-21"), which authorized $105 billion of federal spending on highway and public transportation programs through fiscal year 2014. Map-21 was the first long-term highway legislation enacted since 2005 and continued federal highway and transit funding at 2012 levels with modest increases for inflation. Although Map-21 helped stabilize the federal highway program in the near term, the Company believes a longer multi-year highway program would have the greatest positive impact on the road construction industry and allow its customers to plan and execute longer-term projects. The level of future federal highway construction is uncertain and any future funding may be at lower levels than in the past.

Several other countries have implemented infrastructure spending programs to stimulate their economies. The Company believes these spending programs have had a positive impact on its financial performance; however, the magnitude of that impact cannot be determined.

The public sector spending described above is needed to fund road, bridge and mass transit improvements. The Company believes that increased funding is unquestionably needed to restore the nation's highways to a quality level required for safety, fuel efficiency and mitigation of congestion. In the Company's opinion, amounts needed for such improvements are significantly greater than amounts approved to date, and funding mechanisms such as the federal usage fee per gallon of gasoline, which is currently still at the 1993 level of 18.4 cents per gallon, would likely need to be increased along with other measures to generate the funds needed.

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and its impact on customers' purchasing decisions and the price of steel may each affect the Company's financial performance. Economic downturns generally result in decreased purchasing by the Company's customers, which, in turn, causes reductions in sales and increased pricing pressure on the Company's products. Rising interest rates also typically negatively impact customers' attitudes toward purchasing equipment. The Federal Reserve has maintained historically low interest rates in response to the current economic downturn; however, interest rates may increase during the remainder of 2014 and thereafter.

Significant portions of the Company's revenues relate to the sale of equipment involved in the production, handling, recycling or installation of asphalt mix. Liquid asphalt is a by-product of oil production. An increase in the price of oil increases the cost of asphalt, which is likely to decrease demand for asphalt and therefore decrease demand for certain Company products. While increasing oil prices may have a negative financial impact on many of the Company's customers, the Company's equipment can use a significant amount of recycled asphalt pavement, thereby mitigating the effect of increased oil prices on the final cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt mix. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. The Company's customers appear to be adapting their prices in response to the fluctuating oil prices, and the fluctuations did not appear to significantly impair equipment purchases in 2013 or the first half of 2014. The Company expects oil prices to continue to fluctuate in 2014 and thereafter.  Minor fluctuations in oil prices should not have a significant impact on customers' buying decisions. However, political uncertainty in oil producing countries, interruptions in oil production due to disasters, whether natural or man-made, or other economic factors could significantly impact oil prices, which could negatively impact demand for the Company's products.

Contrary to the negative impact of higher oil prices on many of the Company's products as discussed above, sales of several of the Company's products, including products manufactured by the Energy Group, which are used to drill for oil and natural gas, would benefit from higher oil and natural gas prices, to the extent that such higher prices lead to further development of oil and natural gas production. The Company believes further development of domestic oil and natural gas production capabilities is needed and would positively impact the domestic economy and the Company's business.

Steel is a major component in the Company's equipment.  Steel prices increased modestly during the first six months of 2014, and a continuing strong demand for steel is expected to cause additional moderate price increases during the third quarter of 2014. The rate of the increase in steel prices has slowed since the raw material supply constraints experienced in first six months of 2014 have subsided, and we anticipate that pricing will soon plateau as pricing pressure from imports increases. The Company continues to utilize forward-looking contracts coupled with advanced steel purchases to minimize the impact of increased steel prices. The Company will continue to review the trends in steel prices in future months and establish future contract pricing accordingly.

In addition to the factors stated above, many of the Company's markets are highly competitive, and its products compete worldwide with a number of other manufacturers and dealers that produce and sell similar products. A weak dollar, combined with improving economic conditions in certain foreign economies, had a positive impact on the Company's international sales in 2010 through mid-2012. The dollar strengthened against many foreign currencies during the later portion of 2012 through mid-2014, which has negatively impacted pricing and the Company's backlog at June 30, 2014 in certain foreign markets.  Increasing domestic interest rates or weakening economic conditions abroad could cause the dollar to further strengthen, which could negatively impact the Company's international sales.

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

The non-union employees of each subsidiary have the opportunity to earn profit-sharing incentives in the aggregate of up to 10% of each subsidiary's after-tax profit if such subsidiary meets established goals. These goals are based on the subsidiary's return on capital employed, cash flow on capital employed and safety. The profit-sharing incentives for subsidiary presidents are normally paid from a separate corporate pool.

A factory union strike in South Africa began on July 1, 2014 and has forced the temporary closing of our Osborn facility.  The strike could have an impact on the Company's international sales, but the Company does not believe it will have a material adverse effect on our business, financial position, cash flows or results of operations.

Results of Operations (dollar amounts shown in thousands)
Net Sales
Net sales for the second quarter of 2014 were $277,256 compared to $248,127 for the second quarter of 2013, an increase of $29,129 or 11.7%. Sales are generated primarily from new equipment and parts sales to domestic and international customers. Sales increased by $14,831 in the Infrastructure Group, $6,807 in the Aggregate and Mining Group and $7,491 in the Energy Group.

Net sales for the first six months of 2014 were $515,929 compared to $495,960 for the first six months of 2013, an increase of $19,969 or 4.0%. Sales are generated primarily from new equipment and parts sales to domestic and international customers.  Sales increased by $4,302 in the Infrastructure Group, $9,153 in the Aggregate and Mining Group and $6,514 in the Energy Group.

Domestic sales for the second quarter of 2014 were $184,676 or 66.6% of consolidated net sales compared to $162,304 or 65.4% of consolidated net sales for the second quarter of 2013, an increase of $22,372 or 13.8%,  Domestic sales increased $8,297 in the Infrastructure Group, $6,981 in the Aggregate and Mining Group and $7,094 in the Energy Group.  International sales for the second quarter of 2014 were $92,580 or 33.4% of consolidated net sales compared to $85,823 or 34.6% of consolidated net sales for the second quarter of 2013, an increase of $6,757 or 7.9%. International sales increased by $6,534 in the Infrastructure Group and were relatively flat in the Energy Group and the Aggregate and Mining Group.  The increases in international sales occurred primarily in Russia, Asia and China, offset by a decrease in sales in Canada, Africa, Australia and the West Indies.

Domestic sales for the first six months of 2014 were $360,107 or 69.8% of consolidated net sales compared to $324,245 or 65.4% of consolidated net sales for the first six months of 2013, an increase of $35,862 or 11.1%, due to increases in all groups.  International sales for the first six months of 2014 were $155,822 or 30.2% of consolidated net sales compared to $171,715 or 34.6% of consolidated net sales for the first six months of 2013, a decrease of $15,893 or 9.3%, due to decreases in all groups.  Sales were negatively impacted by economic uncertainties in several of the countries in which the Company markets its products as well as a strengthening of the U.S. dollar against many foreign currencies.  The decreases in international sales occurred primarily in Canada, Africa, Australia, Europe and the West Indies, offset by an increase in sales in Asia, Russia and other post-Soviet States and Central America.

Parts sales for the second quarter of 2014 were $60,168 compared to $62,736 for the second quarter of 2013, a decrease of $2,568 or 4.1%.  Parts sales as a percentage of net sales decreased 360 basis points from 25.3% for the second quarter of 2013 to 21.7% for the second quarter of 2014.  The decrease in parts sales occurred in the Aggregate and Mining and Energy groups and was offset by an increase in parts sales in the Infrastructure Group.

Parts sales for the first six months of 2014 were $129,426 compared to $130,767 for the first six months of 2013, a decrease of $1,341 or 1.0%.  Parts sales as a percentage of net sales decreased 130 basis points from 26.4% for the first six months of 2013 to 25.1% for the first six months of 2014.  The decrease in parts sales occurred primarily in the Aggregate and Mining Group along with a small decline in the Energy Group and was offset by an increase in parts sales in the Infrastructure Group.

Gross Profit
Consolidated gross profit increased $6,736 or 12.1% to $62,178 for the second quarter of 2014 compared to $55,442 for the second quarter of 2013.  Gross profit as a percentage of sales remained relatively flat at 22.4% for the second quarter of 2014 compared to 22.3% for the second quarter of 2013.

Consolidated gross profit increased $4,926 or 4.3% to $118,935 for the first six months of 2014 compared to $114,009 for the first six months of 2013.  Gross profit as a percentage of sales remained relatively flat at 23.1% for the first six months of 2014 compared to 23.0% for the first six months of 2013.

Selling, General, Administrative and Engineering Expenses
Selling, general, administrative and engineering expenses for the second quarter of 2014 were $40,247 or 14.5% of net sales, compared to $37,795 or 15.2% of net sales for the second quarter of 2013, an increase of $2,452 or 6.5%, due primarily to Telestack (acquired on April 1, 2014) operating expenses of $1,329 being included in the second quarter of 2014.  Additional increases occurred in salaries, commissions, profit sharing, bad debt and acquisition costs.

Selling, general, administrative and engineering expenses for the first six months of 2014 were $83,672 or 16.2% of net sales, compared to $78,162 or 15.8% of net sales for the first six months of 2013, an increase of $5,510 or 7.0%, due primarily to an increase in expenses related to the tri-annual Con-Expo trade show held in March 2014 along with the inclusion of Telestack's operating expenses since its acquisition in April 2014.  Additional increases occurred in salaries, commissions, profit sharing, and acquisition costs.

Interest Expense
Interest expense for the second quarter of 2014 increased $33 to $109 from $76 for the second quarter of 2013.

Interest expense for the first six months of 2014 increased $35 to $182 from $147 for the first six months of 2013.

Other Income, net of expenses
Other income, net of expenses was $729 for the second quarter of 2014 compared to $32 for the second quarter of 2013, an increase of $697.  Other income is generated primarily by earnings on investments of excess cash and funds held by Astec Insurance, the Company's captive insurance company, as well as interest income from customers and license fee income.  The increase is primarily due to increased interest income, primarily from customers.

Other income, net of expenses was $1,544 for the first six months of 2014 compared to $784 for the first six months of 2013, an increase of $760.  Other income is generated primarily by earnings on investments of excess cash and funds held by Astec Insurance, the Company's captive insurance company, as well as interest income from customers and license fee income.  The increase is primarily due to increased earnings on investments, interest income (primarily from customers), and license fee income received by the Company's subsidiaries.

Income Tax Expense
Income tax expense for the second quarter of 2014 was $8,061 compared to $6,450 for the second quarter of 2013. The Company's combined effective tax rates for the second quarters of 2014 and 2013 were 35.7% and 36.6%, respectively.  The Company's effective tax rate for the second quarter of 2014 includes the effect of state income taxes and other discrete items but does not include a benefit for research and development tax credits given that Congress had not extended the research and development credit to 2014 as of June 30, 2014.  The Company's effective tax rate for the second quarter of 2013 included a benefit for research and development tax credits.

Income tax expense for the first six months of 2014 was $12,589 compared to $12,081 for the first six months of 2013. The Company's combined effective tax rates for the first six months of 2014 and 2013 were 34.4% and 33.1%, respectively.  The Company's effective tax rate for the six months ended June 30, 2014 includes the effect of state income taxes and other discrete items but does not include a benefit for research and development tax credits given that Congress had not extended the research and development credit to 2014 as of June 30, 2014.  The Company's effective tax rate for the six months ended June 30, 2013 included a benefit for research and development tax credits earned for the first six months of 2013 as well as the entire 2012 calendar year given that Congress did not extend the tax credit for the 2012 calendar year until January 2013.

In September 2013, the Treasury Department and the Internal Revenue Service released the final regulations governing when taxpayers must capitalize or deduct their expenses for acquiring, maintaining, repairing, and replacing tangible property.  The regulations became effective January 1, 2014.  It is management's opinion that any adjustments resulting from the implementation of the regulations will not be material.   Management is currently taking the necessary steps to comply with the final regulations by the end of 2014.

Net Income
The Company had net income attributable to controlling interest of $14,497 for the second quarter of 2014 compared to $11,092 for the second quarter of 2013, an increase of $3,405, or 30.7%. Net income attributable to controlling interest per diluted share was $0.63 for the second quarter of 2014 compared to $0.48 for the second quarter of 2013, an increase of $0.15.  Diluted shares outstanding for the quarters ended June 30, 2014 and 2013 were 23,099 and 23,069, respectively.

The Company had net income attributable to controlling interest of $24,042 for the first six months of 2014 compared to $24,263 for the same period in 2013, a decrease of $221, or 0.9%. Net income attributable to controlling interest per diluted share was $1.04 for the first six months of 2014 compared to $1.05 for the first six months of 2013, a decrease of $0.01.  Diluted shares outstanding for the six months ended June 30, 2014 and 2013 were 23,101 and 23,075, respectively.

Dividends
On February 28, 2013, the Company's Board of Directors approved a dividend policy pursuant to which the Company began paying a quarterly $0.10 per share dividend on its common stock beginning in the second quarter of 2013.  The actual amount of future quarterly dividends, if any, will be based upon the Company's financial position, results of operations, cash flows, capital requirements and restrictions under the Company's existing credit agreement, among other factors.  The Board retained the power to modify, suspend or cancel the Company's dividend policy in any manner and at any time it deems necessary or appropriate in the future.  The Company paid quarterly dividends of $0.10 per common share to shareholders beginning in the second quarter of 2013 through the second quarter of 2014. An additional $0.10 per common share dividend was approved by the Board in July 2014 to be paid in late August 2014.

Backlog
The backlog of orders as of June 30, 2014 was $264,095 compared to $247,260 (adjusted for the acquisition of Telestack) as of June 30, 2013, an increase of $16,835, or 6.8%. Domestic backlogs increased $16,739 or 11.9%, and international backlogs remained relatively flat.   The June 30, 2014 backlog was comprised of 59.6% domestic orders and 40.4% international orders, as compared to 56.9% domestic orders and 43.1% international orders as of June 30, 2013.  Included in the June 30, 2014 backlog is $58,660 for three pellet plant orders from one customer. The June 30, 2013 backlog included $20,800 for the first of the three pellet plants which has been delivered to the customer and is producing pellets in production runs while continuing to be evaluated and calibrated as part of the normal new product performance testing. The Company has agreed to finance these first three pellet plant line orders for a two to three-year period and thus revenues will be recorded by the Company as payments are received.  The Company is unable to determine whether the changes in backlogs were experienced by the industry as a whole; however, the Company believes the changes in backlogs reflect the current economic conditions the industry is experiencing.

Segment Net Sales-Quarter:
	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Infrastructure Group	$118,585	$103,754	$14,831	14.3%
Aggregate and Mining Group	106,691	99,884	6,807	6.8%
Energy Group	51,980	44,489	7,491	16.8%

Infrastructure Group: Sales in this group were $118,585 for the second quarter of 2014 compared to $103,754 for the same period in 2013, an increase of $14,831 or 14.3%.  Domestic sales for the Infrastructure Group increased $8,297 or 11.1% for the second quarter of 2014 compared to the same period in 2013.  Sales by the Infrastructure Group improved in the paver related product lines, but these were offset by declines in asphalt plant related business due in large part to the continuing lack of a long-term federal highway bill.  Additionally, due to the financing structure of the sales contract, no pellet plant related sales revenue was recorded in the second quarter of 2014.  Pellet plant revenue is expected to be recorded over the life of the financing arrangement after the final plant performance testing, scheduled for the third quarter, is completed.  International sales for the Infrastructure Group increased $6,534 or 22.6% for the second quarter of 2014 compared to the same period in 2013 due primarily to increased sales in Russia, South America and Mexico, offset by decreased sales in Australia, Europe and Canada.  Parts sales for the Infrastructure Group increased 7.4% for the second quarter of 2014 compared to the same period in 2013 due primarily to improved sales of paver equipment parts.

Aggregate and Mining Group: Sales in this group were $106,691 for the second quarter of 2014 compared to $99,884 for the same period in 2013, an increase of $6,807 or 6.8%.  Domestic sales for the Aggregate and Mining Group increased $6,981 or 13.2% for the second quarter of 2014 compared to the same period in 2013.    The increase in sales occurred in the aggregate processing equipment. International sales for the Aggregate and Mining Group remained flat for the second quarter of 2014 compared to the same period in 2013, with the added Telestack sales volumes being offset by reductions in the sales volumes by the Company's other subsidiaries in this group.  International sales increases in Europe, China and other Asian countries were offset by declines in sales in Canada, Africa, Brazil and other South American countries.  Parts sales for this group decreased 10.7% for the second quarter of 2014 compared to the same period in 2013.

Energy Group: Sales in this group were $51,980 for the second quarter of 2014 compared to $44,489 for the same period in 2013, a decrease of $7,491 or 16.8%.  Domestic sales for the Energy Group increased $7,095 or 20.5% for the second quarter of 2014 compared to the same period in 2013 due primarily to stronger wood grinder, wood chipper and industrial heater sales.  International sales for the Energy Group increased $396 or 4.0% for the second quarter of 2014 compared to the same period in 2013.  The increase in international sales occurred primarily in the Middle East, Canada and Brazil, offset by a decline in sales in Africa.  Parts sales for this group decreased 9.0% for the second quarter of 2014 compared to the same period in 2013 due to declines in most product lines except wood grinder and chipper related parts.

Segment Net Sales-Six Months:
	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Infrastructure Group	$217,376	$213,074	$4,302	2.0%
Aggregate and Mining Group	199,799	190,646	9,153	4.8%
Energy Group	98,754	92,240	6,514	7.1%

Infrastructure Group: Sales in this group were $217,376 for the first six months of 2014 compared to $213,074 for the same period in 2013, an increase of $4,302 or 2.0%.  Domestic sales for the Infrastructure Group increased $5,898 or 3.7% for the first six months of 2014 compared to the same period in 2013.  Sales by the Infrastructure Group improved in the paver related product lines, but these were offset by declines in asphalt plant related business due in large part to the continuing lack of a long-term federal highway bill.  Additionally, due to the financing structure of the sales contract, no pellet plant related sales revenue was recorded in the first six months of 2014.  Pellet plant revenue is expected to be recorded over the life of the financing arrangement after the final plant performance testing, scheduled for the third quarter, is completed.  International sales for the Infrastructure Group decreased $1,596 or 2.9% for the first six months of 2014 compared to the same period in 2013 due primarily to decreased sales in Australia,  Canada and Europe, offset by increased sales in Russia and other post-Soviet States, South America and Mexico.  Parts sales for the Infrastructure Group increased 7.2% for the first six months of 2014 compared to the same period in 2013 due primarily to improved sales of paver equipment parts.

Aggregate and Mining Group: Sales in this group were $199,799 for the first six months of 2014 compared to $190,646 for the same period in 2013, an increase of $9,153 or 4.8%.  Domestic sales for the Aggregate and Mining Group increased $20,010 or 20.5% for the first six months of 2014 compared to the same period in 2013.  Much of the increase in sales is attributable to the adoption of a very successful order writing program through the National Dealers Conference in the fall of 2013.  International sales for the Aggregate and Mining Group decreased $10,857 or 11.7% for the first six months of 2014 compared to the same period in 2013.  The added international sales volume due to the Telestack acquisition was negated by reductions in sales by the Company's other subsidiaries in this group, due primarily to the impact of the strong U.S. dollar in many international markets. The decreases in international sales occurred primarily in Canada, Africa, South America, Mexico and Russia, offset by increased sales in China and other Asian countries as well as in the post-Soviet States excluding Russia.  Parts sales for this group decreased 7.6% for the first six months of 2014 compared to the same period in 2013.

Energy Group: Sales in this group were $98,754 for the first six months of 2014 compared to $92,240 for the same period in 2013, an increase of $6,514 or 7.1%.  Domestic sales for the Energy Group increased $9,954 or 14.5% for the first six months of 2014 compared to the same period in 2013 due primarily to stronger wood grinder, wood chipper and industrial heater sales.  International sales for the Energy Group decreased $3,440 or 14.6% for the first six months of 2014 compared to the same period in 2013.  The decreases in international sales occurred primarily in Africa and Canada, offset by improved sales in Japan and Korea.  Parts sales for this group decreased 3.8% for the first six months of 2014 compared to the same period in 2013.

Segment Profit (Loss)-Quarter:
	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Infrastructure Group	$11,808	$6,103	$5,705	93.5%
Aggregate and Mining Group	11,158	11,141	17	0.2%
Energy Group	2,946	2,235	711	31.8%
Corporate	(11,323)	(8,190)	(3,133)	(38.3%)

Infrastructure Group: Segment profit for this group was $11,808 for the second quarter of 2014 compared to $6,103 for the same period in 2013, an increase of $5,705 or 93.5%. The group's profits between periods were positively impacted by a $14,831 increase in sales volume and an improvement in gross margins from 18.8% in the second quarter of 2013 to 21.2% in the same period in 2014.

Aggregate and Mining Group: Segment profit for this group was $11,158 for the second quarter of 2014 compared to $11,141 for the same period in 2013, an increase of $17 or 0.2%.  This group's sales increased by $6,807 primarily due to the inclusion of sales by Telestack, which was acquired on April 1, 2014; however, Telestack's sales during the quarter did not result in an increase to segment profits due to the required acquisition date inventory write-up to fair value on its opening balance sheet.

Energy Group: Segment profit for this group was $2,946 for the second quarter of 2014 compared to $2,235 for the second quarter of 2013, an increase of $711 or 31.8%.  The increase in this group's profits, which was due to an increase in sales of $7,491, was negatively impacted by a decrease of 130 basis points in gross margins and increased selling, general, and administrative expenses of $636.

Corporate Group: The Corporate Group had a loss of $11,323 for the second quarter of 2014 compared to a loss of $8,190 for the second quarter of 2013, an increase in loss of $3,133 or 38.3%.  The decrease in results in the second quarter of 2014 as compared to the second quarter of 2013 is due primarily to increased consolidated U.S. federal income taxes, which are recorded on the parent company books, as well as increased salaries and profit sharing expenses.

Segment Profit (Loss)-Six Months:
	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Infrastructure Group	$20,604	$18,981	$1,623	8.6%
Aggregate and Mining Group	20,259	20,198	61	0.3%
Energy Group	4,870	3,426	1,444	42.1%
Corporate	(20,441)	(17,450)	(2,991)	(17.1%)

Infrastructure Group: Segment profit for this group was $20,604 for the first six months of 2014 compared to $18,981 for the same period in 2013, an increase of $1,623 or 8.6%. The group's profits between periods were positively impacted by a $4,302 increase in sales volume, a small increase in gross margin percent and reduced state and foreign income taxes, offset by an increase in ConExpo related expenses of $1,940 in the six months ended June 30, 2014 as compared to the same period in 2013.

Aggregate and Mining Group: Segment profit for this group was $20,259 for the first six months of 2014 compared to $20,198 for the same period in 2013, an increase of $61 or 0.3%.  This group's profits were positively impacted by an increase in sales of $9,153 and negatively impacted by a 90 basis point decrease in gross margins. The majority of this group's increased sales were related to sales by Telestack, which was acquired on April 1, 2014; however, Telestack's sales during the period did not result in an increase to segment profits due to the required acquisition date inventory write-up to fair value on its opening balance sheet.  Additionally, this group's profits were negatively impacted by an increase in ConExpo related expenses of $1,563 in the six months ended June 30, 2014 as compared to the same period in 2013.

Energy Group: Segment profit for this group was $4,870 for the first six months of 2014 compared to $3,426 for the first six months of 2013, an increase of $1,444 or 42.1%. This increase is due primarily to a $6,514 increase in sales and a 150 basis point increase in gross margin, offset by an increase in ConExpo related expenses of $659 in the six months ended June 30, 2014 as compared to the same period in the prior year.

Corporate Group: The Corporate Group had a loss of $20,441 for the first six months of 2014 compared to a loss of $17,450 for the first six months of 2013, an increase in loss of $2,991 or 17.1%.  The increase in loss in the first six months of 2014 as compared to the first six months of 2013 is due primarily to increased consolidated U.S. federal income taxes, which are recorded on the parent company books, as well as increased salaries, SERP and profit sharing expenses, offset by an increase in investment income.

Liquidity and Capital Resources (dollar amounts in thousands, unless otherwise specified)
The Company's primary sources of liquidity and capital resources are its cash on hand, investments, borrowing capacity under a $100 million revolving credit facility and cash flows from operations. The Company had $18.6 million of cash available for operating purposes as of June 30, 2014, of which $10.7 million was held by the Company's foreign subsidiaries.  At June 30, 2014, the Company had no borrowings outstanding under its credit facilities with Wells Fargo Bank, N.A.  Net of letters of credit totaling $6.0 million, the Company had borrowing availability of $94.0 million under the credit facility as of June 30, 2014.  During the six months ended June 30, 2014, the highest amount of outstanding borrowings at any time under the facility was $16.1 million.

The Wells Fargo credit facility is a five-year agreement that was entered into in April 2012.  The amended and restated credit agreement with Wells Fargo continued the Company's previous $100 million revolving credit facility and includes a sub-limit for letters of credit of $25 million.  Borrowings under the agreement are subject to an interest rate equal to the daily one month LIBOR rate plus a 0.75% margin, resulting in a rate of 0.91% as of June 30, 2014.  Interest only payments are due monthly. The unused facility fee is 0.175%.  The amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income, minimum tangible net worth and maximum allowed capital expenditures.  The Company was in compliance with these covenants as of June 30, 2014.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd ("Osborn"), has a credit facility of $8.9 million (ZAR 95 million) with a South African  bank to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of June 30, 2014, Osborn had $2.2 million of outstanding borrowings (which is included in other current liabilities in the accompanying balance sheet) and $3.2 million in performance, advance payment and retention guarantees outstanding under the facility. The facility is unsecured and a 0.75% unused facility fee is charged if less than 50% of the facility is utilized. As of June 30, 2014, Osborn had available credit under the facility of $3.5 million. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 8.75% as of June 30, 2014.

The Company's Brazilian subsidiary, Astec do Brasil Fabricacao de Equipamentos Ltda. ("Astec Brazil"), has a $2.3 million working capital loan from a Brazilian bank with an interest rate of 12.5% which matures in May 2016.  Additionally, Astec Brazil has various 5-year equipment financing loans with another Brazilian bank in the aggregate of $1.6 million as of June 30, 2014 that have interest rates ranging from 3.5% to 6.0%.  Astec Brazil's loans are included in the accompanying balance sheets as other current liabilities ($0.4 million) and other long-term liabilities ($3.5 million).  Additional local financing is expected to be obtained by Astec Brazil as they acquire additional plant equipment during the construction of their manufacturing plant which is currently scheduled to be completed in the third quarter of 2014.

Cash Flows from Operating Activities (dollar amounts shown in thousands):

	Six Months Ended June 30,		Increase
	2014	2013	(Decrease)
Net income	$24,036	$24,403	$(367)
Depreciation and amortization	11,728	11,023	705
Deferred income tax benefit	(2,099)	(1,706)	(393)
Provision for warranties	8,132	6,267	1,865
Sale (purchase) of trading securities, net	94	(1,475)	1,569
Changes in working capital:
Increase in trade and other receivables	(23,419)	(14,360)	(9,059)
Increase in inventories	(13,117)	(10,087)	(3,030)
Increase in other assets	(2,470)	(2,088)	(382)
(Increase) decrease in prepaid expenses	2,021	(5,862)	7,883
Increase in accounts payable	6,413	(434)	6,847
Increase (decrease) in customer deposits	3,606	(2,027)	5,633
Decrease in accrued product warranty	(7,247)	(5,352)	(1,895)
Change in prepaid and income taxes payable, net	698	(2,349)	3,047
Other, net	4,646	(2,863)	7,509
Net cash provided (used) by operating activities	$13,022	$(6,910)	$19,932

Net cash from operating activities increased by $19,932 for the for six months of 2014 as compared to the first six months of 2013 due primarily to the use of $7,883 less in cash to finance prepaid expenses; less cash used to pay accounts payable of $6,847; an increase in advance payments received from customers of $5,633; and other increasing sources of operational cash as shown in the table above.  Operating cash flows decreased in the first six months of 2014 as compared to the same period in the prior year due to changes in the amount of cash used to finance receivables of $9,059 and inventories of $3,030.

Cash Flows from Investing Activities:

	Six Months Ended June 30,		Increase
	2014	2013	(Decrease)
Expenditures for property and equipment	$(13,626)	$(15,218)	$1,592
Sale (purchase) of short-term investments	16,249	(15,000)	31,249
Business acquisitions, net of cash acquired	(34,965)	-	(34,965)
Proceeds from sale of property and equipment	196	229	(33)
Net cash used by investing activities	$(32,146)	$(29,989)	$(2,157)

For the six-month periods ended June 30, 2014, net cash used by investing activities increased $2,157 compared to the same period in 2013, primarily due to the April 1, 2014 acquisition of Telestack Limited for $34,965 offset by the $31,249 impact of the purchase of short-term investments in the first six months of 2013 and the sale of those investments in the first six months of 2014.

Capital expenditures for 2014, including those by the Company's Brazilian operations, are forecasted to be approximately $33,000. The Company expects to finance these expenditures using currently available cash balances, internally generated funds and available credit under the Company's credit facilities, as well as local financing for the equipment in the new Brazilian manufacturing facility. Capital expenditures are generally for machinery, equipment and facilities used by the Company in the production of its various products.

Cash Flows from Financing Activities:

	Six Months Ended June 30,		Increase
	2014	2013	(Decrease)
Payment of dividends	$(4,582)	$(2,285)	$(2,297)
Borrowings under bank line of credit	5,247	-	5,247
Other, net	1,183	1,026	157
Net cash provided (used) by financing activities	$1,848	$(1,259)	$3,107

Cash from financing activities improved by $3,107 for the first six months of 2014 compared to the same period in 2013 due to $5,247 in bank loans being obtained by two of the Company's foreign subsidiaries to finance their operations and capital improvements, which was offset by a $2,297 increase in cash used to pay dividends.  The Company began paying quarterly dividends of $0.10 per share in the second quarter of 2013.

Financial Condition (dollar amounts shown in thousands)
The Company's current assets increased to $536,373 as of June 30, 2014 from $522,411 as of December 31, 2013, an increase of $13,962 or 2.7%.  The increase is primarily attributable to increases in inventories of $21,785 and trade receivables of $25,358. These increases were offset by decreases in cash and cash equivalents of $16,940 and short-term investments of $15,801.

The Company's current liabilities increased to $160,032 as of June 30, 2014 as compared to $133,531 as of December 31, 2013, an increase of $26,501 or 19.8%. The increase is primarily due to increases in accounts payable of $11,747, other current liabilities of $6,174 and customer deposits of $6,421.

Market Risk and Risk Management Policies
We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2013.

Off-balance Sheet Arrangements
As of June 30, 2014, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations
During the six months ended June 30, 2014, there were no substantial changes in the Company's commitments or contractual liabilities.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company's management, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
The Company is involved from time to time in legal actions arising in the ordinary course of its business. Other than as set forth in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2013, we currently have no pending or threatened litigation that we believe will result in an outcome that would materially affect our business, financial position, cash flows or results of operations. Nevertheless, there can be no assurance that future litigation to which we become a party will not have a material adverse effect on our business, financial position, cash flows or results of operations.

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

Item 6.  Exhibits

Exhibit No.		Description
10.1		Amendment to "Appendix A" of the Astec Industries, Inc. Supplemental Executive Retirement Plan, effective July 24, 2014.
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

ASTEC INDUSTRIES, INC. (Registrant)

Date: August 5, 2014	/s/ Benjamin G. Brock
Benjamin G. Brock Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2014	/s/ David C. Silvious
David C. Silvious Chief Financial Officer, Vice President and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	Amendment to "Appendix A" of the Astec Industries, Inc. Supplemental Executive Retirement Plan, effective July 24, 2014.
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