Form 10-Q
period 2014-09-30
ASTEC INDUSTRIES INC
filed 2014-11-04
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
OR
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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at October 21, 2014
Common Stock, par value $0.20	22,928,686

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements

Astec Industries, Inc. Condensed Consolidated Balance Sheets (in thousands) (unaudited)
	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$13,820	$35,564
Investments	1,903	17,176
Trade receivables	107,167	92,055
Other receivables	1,677	2,734
Inventories	370,436	342,313
Prepaid expenses and other	21,384	17,645
Deferred income tax assets	15,245	14,924
Total current assets	531,632	522,411
Property and equipment, net	190,395	184,520
Investments	11,857	12,085
Goodwill	32,820	15,057
Other long-term assets	21,877	15,218
Total assets	$788,581	$749,291
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$53,034	$45,845
Income taxes payable	1,447	768
Accrued product warranty	13,404	12,716
Customer deposits	39,135	37,498
Accrued payroll and related liabilities	18,890	16,988
Accrued loss reserves	3,551	3,328
Other current liabilities	20,632	16,388
Total current liabilities	150,093	133,531
Deferred income tax liabilities	16,311	17,455
Other long-term liabilities	23,828	17,794
Total liabilities	190,232	168,780
Shareholders' equity	593,816	576,876
Non-controlling interest	4,533	3,635
Total equity	598,349	580,511
Total liabilities and equity	$788,581	$749,291

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Income (in thousands, except per share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$220,157	$213,177	$736,086	$709,136
Cost of sales	176,896	167,390	573,890	549,341
Gross profit	43,261	45,787	162,196	159,795
Selling, general, administrative and engineering expenses	38,867	36,635	122,539	114,797
Income from operations	4,394	9,152	39,657	44,998
Interest expense	193	269	375	417
Other income, net of expenses	710	1,100	2,254	1,885
Income from operations before income taxes	4,911	9,983	41,536	46,466
Income taxes	3,145	3,456	15,734	15,536
Net income	1,766	6,527	25,802	30,930
Net income (loss) attributable to non-controlling interest	(150)	13	(156)	154
Net income attributable to controlling interest	$1,916	$6,514	$25,958	$30,776

Earnings per common share
Net income attributable to controlling interest:
Basic	$0.08	$0.29	$1.14	$1.35
Diluted	$0.08	$0.28	$1.12	$1.33
Weighted average number of common shares outstanding:
Basic	22,830	22,756	22,813	22,744
Diluted	23,109	23,082	23,103	23,077
Dividends declared per common share	$0.10	$0.10	$0.30	$0.20

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Comprehensive Income (in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$1,766	$6,527	$25,802	$30,930
Other comprehensive income:
Change in unrecognized pension and post-retirement benefit costs	-	-	-	2
Income tax (provision) benefit on change in unrecognized pension and post-retirement benefit costs	13	(4)	(3)	54
Foreign currency translation adjustments	(5,602)	(168)	(3,475)	(6,984)
Income tax benefit on foreign currency translation adjustments	484	118	547	1,111
Other comprehensive loss	(5,105)	(54)	(2,931)	(5,817)
Comprehensive income (loss)	(3,339)	6,473	22,871	25,113
Comprehensive loss attributable to non- controlling interest	(472)	(40)	(281)	(297)
Comprehensive income (loss) attributable to controlling interest	$(2,867)	$6,513	$23,152	$25,410

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Cash Flows (in thousands)(unaudited)
	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$25,802	$30,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,149	16,664
Provision for doubtful accounts	418	223
Provision for warranties	12,436	9,418
Deferred compensation provision (benefit)	(243)	307
Purchase of trading securities, net	(434)	(1,226)
Stock-based compensation	972	1,012
Tax expense (benefit) from stock incentive plans	(585)	77
Deferred income tax benefit	(4,124)	(1,541)
Gain on disposition of fixed assets	(164)	(157)
(Increase) decrease in:
Trade and other receivables	(8,432)	(9,479)
Inventories	(19,456)	(27,143)
Prepaid expenses	667	864
Other assets	(3,294)	(639)
Increase (decrease) in:
Accounts payable	1,855	2,282
Accrued product warranty	(12,051)	(7,640)
Customer deposits	(1,178)	(3,778)
Prepaid and income taxes payable	250	(1,697)
Other	2,257	(1,745)
Net cash provided by operating activities	12,845	6,732
Cash flows from investing activities:
Expenditures for property and equipment	(18,445)	(22,142)
Business acquisition, net of cash acquired	(34,965)	-
(Purchase) sale of short-term investments	16,249	(15,000)
Proceeds from sale of property and equipment	551	351
Net cash used by investing activities	(36,610)	(36,791)
Cash flows from financing activities:
Payment of dividends	(6,874)	(4,570)
Borrowings under bank loans	7,782	-
Tax (expense) benefit from stock issued under incentive plans	585	(77)
Supplemental Executive Retirement Plan transactions, net	(99)	2
Withholding tax paid upon vesting of restricted stock units	(953)	(783)
Proceeds from exercise of stock options	282	78
Sale of subsidiaries shares to minority shareholders, net	1,585	2,069
Net cash provided (used) by financing activities	2,308	(3,281)
Effect of exchange rates on cash	(287)	(1,247)
Net decrease in cash and cash equivalents	(21,744)	(34,587)
Cash and cash equivalents, beginning of period	35,564	80,929
Cash and cash equivalents, end of period	$13,820	$46,342
See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc.
Condensed Consolidated Statement of Equity
For the Nine Months Ended September 30, 2014
(in thousands)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accumulated Other Compre- hensive Income (Loss)	Company Shares Held by SERP	Retained Earnings	Non- controlling Interest	Total Equity
Balance, December 31, 2013	22,859	$4,572	$134,730	$(4,894)	$(2,786)	$445,254	$3,635	$580,511
Net income	-	-	-	-	-	25,958	(156)	25,802
Other comprehensive income	-	-	-	(2,931)	-	-	-	(2,931)
Dividends declared	-	-	5	-	-	(6,879)	-	(6,874)
Capital contribution by minority shareholders	-	-	-	-	-	-	1,585	1,585
Stock-based compensation	4	1	971	-	-	-	-	972
Stock issued under incentive plans	66	13	854	-	-	-	-	867
Withholding tax paid upon vesting of RSUs	-	-	(953)	-	-	-	-	(953)
SERP transactions, net	-	-	40	-	(139)	-	-	(99)
Other	-	-	-	-	-	-	(531)	(531)
Balance, September 30, 2014	22,929	$4,586	$135,647	$(7,825)	$(2,925)	$464,333	$4,533	$598,349
See Notes to Unaudited Condensed Consolidated Financial Statements

ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands, except per share amounts unless otherwise specified)

Note 1.  Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine-month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Astec Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2013.

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

The following table sets forth the computation of net income attributable to controlling interest and the number of basic and diluted shares used in the computation of earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to controlling interest	$1,916	$6,514	$25,958	$30,776
Denominator:
Denominator for basic earnings per share	22,830	22,756	22,813	22,744
Effect of dilutive securities:
Employee stock options and restricted stock units	167	211	180	218
Supplemental Executive Retirement Plan	112	115	110	115
Denominator for diluted earnings per share	23,109	23,082	23,103	23,077

Antidilutive options are not included in the diluted earnings per share computation.  The number of antidilutive options in the three and nine-month periods ended September 30, 2014 and 2013 was not material.

Note 3.  Receivables
Receivables are net of allowances for doubtful accounts of $1,734 and $1,708 as of September 30, 2014 and December 31, 2013, respectively.

Note 4.  Inventories
Inventories consist of the following:

	September 30, 2014	December 31, 2013
Raw materials and parts	$147,027	$139,372
Work-in-process	86,650	74,663
Finished goods	107,339	99,812
Used equipment	29,420	28,466
Total	$370,436	$342,313

Inventories are valued at the lower of cost (first-in, first-out) or market, which requires the Company to make specific estimates, assumptions and judgments in determining the amount, if any, of reductions in the valuation of inventories to their net realizable values.  The net realizable values of the Company's products are impacted by a number of factors, including changes in the price of steel, competitive sales pricing, quantities of inventories on hand, the age of the individual inventory items, market acceptance of the Company's products, the Company's normal gross margins, actions by our competitors, the condition of our used and rental inventory and general economic factors.  Once an inventory item's value has been deemed to be less than cost, a net realizable value allowance is calculated and a new "cost basis" for that item is effectively established.  This new cost is retained for that item until such time as the item is disposed of or the Company determines that an additional write-down is necessary.  Additional write-downs may be required in the future based upon changes in our assumptions due to general economic downturns in the economies in which we operate, changes in competitor pricing, new product design or other technological advances introduced by the Company or its competitors and other factors unique to individual inventory items.

The most significant component of the Company's inventory is steel.  A significant decline in the market price of steel could result in a decline in the market value of the equipment or parts we sell.   During periods of significant declining steel prices, the Company reviews the valuation of its inventories to determine if reductions are needed in the recorded value of inventory on hand to its net realizable value.

Each quarter, the Company reviews the individual items included in its finished goods, used equipment and rental equipment inventory on a model-by-model or unit-by-unit basis to determine if any item's net realizable value is below its carrying value.  This analysis is expanded to include items in work-in-process and raw material inventory if factors indicate those items may also be impacted.  In performing this review, judgments are made and, in addition to the factors discussed above, additional consideration is given to the age of the specific items of used or rental inventory, prior sales offers or lack thereof, the physical condition of the specific items and general market conditions for the specific items.  Additionally, an analysis of raw material inventory is performed each quarter to calculate reserves needed for obsolete inventory based upon quantities of items on hand, the age of those items and their recent and expected future usage or sale.

Note 5.  Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation of $220,265 and $207,986 as of September 30, 2014 and December 31, 2013, respectively.

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

As indicated in the tables below (which excludes the Company's pension assets), the Company has determined that all of its financial assets and liabilities as of September 30, 2014 and December 31, 2013 are level 1 and level 2 in the fair value hierarchy as defined above:

	September 30, 2014
	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$790	$-	$790
SERP mutual funds	3,043	-	3,043
Preferred stocks	1,168	-	1,168
Trading debt securities:
Corporate bonds	3,966	1,134	5,100
Municipal bonds	-	1,901	1,901
Floating rate notes	102	324	426
U.S. Treasury bonds and bills	225	-	225
Other	-	1,107	1,107
Derivative financial instruments	-	460	460
Total financial assets	$9,294	$4,926	$14,220

Financial Liabilities:
SERP liabilities	$-	$7,922	$7,922
Total financial liabilities	$-	$7,922	$7,922

	December 31, 2013
	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$783	$-	$783
SERP mutual funds	2,813	-	2,813
Preferred stocks	1,170	-	1,170
Short-term investments in mutual funds	16,073	-	16,073
Trading debt securities:
Corporate bonds	3,696	1,155	4,851
Municipal bonds	-	1,908	1,908
Floating rate notes	103	446	549
U.S. treasury bonds	250	-	250
Other	-	864	864
Derivative financial instruments	-	452	452
Total financial assets	$24,888	$4,825	$29,713

Financial Liabilities:
SERP liabilities	$-	$7,828	$7,828
Total financial liabilities	$-	$7,828	$7,828

The Company reevaluates the volume of trading activity for each of its investments at the end of each quarter and adjusts the level within the fair value hierarchy as needed.  There were no changes in fair value hierarchy level designations between December 31, 2013 and September 30, 2014.

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

Net unrealized gains or losses incurred during the three-month periods ended September 30, 2014 and 2013 on investments still held as of the end of each reporting period amounted to a loss of $132 and a gain of $656, respectively.  Net unrealized gains or losses incurred during the nine-month periods ended September 30, 2014 and 2013 on investments still held as of the end of each reporting period amounted to a loss of $161 and a gain of $553, respectively.

Note 7.  Debt
On April 12, 2012, the Company and certain of its subsidiaries entered into an amended and restated credit agreement with Wells Fargo whereby Wells Fargo extended to the Company an unsecured line of credit of up to $100,000, including a sub-limit for letters of credit of up to $25,000. The amended and restated credit agreement replaced the expiring $100,000 credit facility between the Company and Wells Fargo. During the nine months ended September 30, 2014, the highest amount of outstanding borrowings at any time under the facility was $16,061.  As of September 30, 2014 and December 31, 2013, there were no outstanding borrowings under the line of credit facility.  Letters of credit totaling $9,328 were outstanding under the credit facility as of September 30, 2014, resulting in additional borrowing ability of $90,672 under the credit facility. The credit agreement has a five-year term expiring in April 2017. Borrowings under the agreement are subject to an interest rate equal to the daily one-month LIBOR rate plus a 0.75% margin, resulting in a rate of 0.91% as of September 30, 2014. The unused facility fee is 0.175%. Interest only payments are due monthly. The amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income, minimum tangible net worth and maximum allowed capital expenditures. The Company was in compliance with these covenants as of September 30, 2014.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd ("Osborn"), has a credit facility of $8,402 with a South African bank to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of September 30, 2014, Osborn had $1,561 of outstanding borrowings (which is included in other current liabilities in the accompanying balance sheet) and $830 in performance, advance payment and retention guarantees outstanding under the facility. The facility is unsecured and a 0.75% unused facility fee is charged if less than 50% of the facility is utilized. As of September 30, 2014, Osborn had available credit under the facility of $6,011. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 9.0% as of September 30, 2014.

The Company's Brazilian subsidiary, Astec do Brasil Fabricacao de Equipamentos Ltda. ("Astec Brazil"), has outstanding working capital loans totaling $4,101 from a Brazilian bank with interest rates of approximately 12.5%.  The loans' maturity dates range from May to August of 2016 and are secured by letters of credit totaling $5,674 issued by Astec Industries, Inc.  Additionally, Astec Brazil has various 5-year equipment financing loans outstanding with another Brazilian bank in the aggregate of $2,623 as of September 30, 2014 that have interest rates ranging from 3.5% to 6.0%.  These equipment loans have maturity dates ranging from January to September of 2019.  Astec Brazil's loans are included in the accompanying balance sheets as other current liabilities ($1,215) and other long-term liabilities ($5,509).

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

Changes in the Company's product warranty liability for the three and nine-month periods ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Reserve balance, beginning of the period	$14,102	$11,690	$12,716	$11,052
Warranty liabilities accrued	4,304	3,151	12,436	9,418
Warranty liabilities settled	(4,804)	(2,288)	(12,051)	(7,640)
Other	(198)	-	303	(277)
Reserve balance, end of the period	$13,404	$12,553	$13,404	$12,553

Note 9.  Accrued Loss Reserves
The Company accrues reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company.  The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events.  Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future.  Total accrued loss reserves were $7,499 as of September 30, 2014 and $7,344 as of December 31, 2013, of which $3,948 and $4,016 were included in other long-term liabilities as of September 30, 2014 and December 31, 2013, respectively.

Note 10.  Income Taxes
The Company's combined effective income tax rate was 64.0% and 34.6% for the three-month periods ended September 30, 2014 and 2013, respectively.  The Company's combined effective income tax rate was 37.9% and 33.4% for the nine-month periods ended September 30, 2014 and 2013, respectively.  The Company's effective tax rate for the three and nine-month periods ended September 30, 2014 includes the effect of state income taxes and other discrete items but does not include benefits for research and development tax credits given that Congress had not extended the research and development credit to 2014 as of September 30, 2014.  The tax rate for the three and nine months ended September 30, 2014 was also impacted by the exclusion of any taxable benefit from losses at certain foreign subsidiaries and a $528 third quarter 2014 increase in the Company's reserve for uncertain tax positions. The Company's effective tax rate for the three-month period ended September 30, 2013 included a benefit for research and development tax credits relating to research and development expenditures incurred during the third quarter of 2013.  The Company's effective tax rate for the nine-month period ended September 30, 2013 included a benefit for research and development tax credits relating to research and development expenditures incurred during the first three quarters of 2013 as well as the entire 2012 calendar year given that Congress did not extend the tax credit for the 2012 calendar year until January of 2013.

Note 11.  Segment Information
Due to the recent change in the Company's chief operating decision maker, sale of a Company subsidiary and other Company product lines, and the transfer of responsibility for certain product lines between Company subsidiaries, the composition of the Company's reportable segments was changed as of January 1, 2014.  Historical segment information presented for the three and nine-month periods ended September 30, 2013 has been reclassified to reflect the new segment structure.  The Company now has three reportable segments, each of which is comprised of multiple business units that offer similar products and services and meet the requirements for aggregation. A brief description of each segment is as follows:

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

Aggregate and Mining Group - This segment consists of eight business units that design, engineer, manufacture and market a complete line of jaw crushers, cone crushers, horizontal shaft impactors, vertical shaft impactors, material handling, roll rock crushers and stationary rockbreaker systems, vibrating feeders and high frequency vibrating screens, conveyors, inclined, vertical and horizontal screens and sand classifying and washing equipment. The principal purchasers of products produced by this group are distributors, open mine operators, quarry operators, port operators, highway and heavy equipment contractors and foreign and domestic governmental agencies.  This group includes the operations of Telestack Limited, which was acquired in April 2014.

Energy Group - This segment consists of five business units that design, engineer, manufacture and market a complete line of drilling rigs for the oil and gas, geothermal and water well industries, high pressure diesel pump trailers for fracking and cleaning oil and gas wells, a variety of industrial heaters to fit a broad range of applications including heating equipment for refineries, oil sands and energy related processing, heat transfer processing equipment, thermal fluid storage tanks, waste heat recovery equipment, whole-tree pulpwood and biomass chippers and horizontal grinders. The principal purchasers of products produced by this group are oil, gas and water well drilling industry contractors, processors of oil, gas and biomass for energy production and contractors in the construction and demolition recycling markets.

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

Segment Information:

	Three Months Ended September 30, 2014
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$78,698	$88,177	$53,282	$-	$220,157
Intersegment sales	8,685	5,948	4,819	-	19,452
Gross profit	11,367	21,604	10,277	13	43,261
Gross profit percent	14.4%	24.5%	19.3%	-	19.7%
Segment profit (loss)	$520	$6,806	$2,789	$(7,137)	$2,978

	Nine Months Ended September 30, 2014
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$296,074	$287,976	$152,036	$-	$736,086
Intersegment sales	20,619	23,043	12,273	-	55,935
Gross profit	59,135	70,722	32,309	30	162,196
Gross profit percent	20.0%	24.6%	21.3%	-	22.0%
Segment profit (loss)	$21,124	$27,065	$7,659	$(27,578)	$28,270

	Three Months Ended September 30, 2013
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$83,319	$79,792	$50,066	$-	$213,177
Intersegment sales	4,745	11,324	2,913	-	18,982
Gross profit	18,552	19,584	7,667	(16)	45,787
Gross profit percent	22.3%	24.5%	15.3%	-	21.5%
Segment profit (loss)	$5,919	$6,765	$456	$(5,935)	$7,205

	Nine Months Ended September 30, 2013
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$296,393	$270,438	$142,305	$-	$709,136
Intersegment sales	19,256	34,361	10,045	-	63,662
Gross profit	64,752	68,239	26,821	(17)	159,795
Gross profit percent	21.8%	25.2%	18.8%	-	22.5%
Segment profit (loss)	$24,900	$26,963	$3,882	$(23,387)	$32,358

A reconciliation of total segment profits to the Company's consolidated totals is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total segment profits	$2,978	$7,205	$28,270	$32,358
Elimination of intersegment profit	(1,212)	(678)	(2,468)	(1,428)
Net income	1,766	6,527	25,802	30,930
Net income (loss) attributable to non-controlling interest in subsidiaries	(150)	13	(156)	154
Net income attributable to controlling interest	$1,916	$6,514	$25,958	$30,776

Note 12.  Contingent Matters
Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of $2,175 as of September 30, 2014.  The maximum potential amount of future payments for which the Company would be liable was equal to $2,175 as of September 30, 2014.  These arrangements also provide that the Company will receive the lender's full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements.  The Company has recorded a liability of $95 related to these guarantees as of September 30, 2014.

In addition, the Company is contingently liable under letters of credit issued by Wells Fargo totaling $9,328 as of September 30, 2014, including $5,674 of letters of credit guaranteeing certain Astec Brazil bank debt.  The outstanding letters of credit expire at various dates through November 2017.  As of September 30, 2014, Osborn is contingently liable for a total of $830 in performance letters of credit, advance payments and retention guarantees.  As of September 30, 2014, Astec Australia is contingently liable for a total of $153 in performance bank guarantees.  The maximum potential amount of future payments under these letters of credit and guarantees for which the Company could be liable is $10,311 as of September 30, 2014.

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

A total of 2 RSUs vested during the three-month period ended September 30, 2014.  No RSUs vested during the third quarter of 2013.  The vesting date fair value of the RSUs that vested during the third quarter of 2014 was $63.  Compensation expense of $222 and $312 was recorded in the three-month periods ended September 30, 2014 and 2013, respectively, to reflect the fair value of RSUs granted (or anticipated to be granted for 2014 and cumulative five-year performance) less estimated forfeitures, amortized over the portion of the vesting period occurring during the periods.

A total of 75 and 69 RSUs vested during the nine-month periods ended September 30, 2014 and 2013, respectively.  The Company withheld 23 and 22 shares due to statutory payroll tax withholding requirements upon the vesting of the RSUs in the first nine months of 2014 and 2013, respectively and used Company funds to remit the related required minimum withholding taxes to the various tax authorities.  The vesting date fair value of the RSUs that vested during the first nine months of 2014 and 2013 was $3,045 and $2,405, respectively.  Compensation expense of $791 and $839 was recorded in the nine-month periods ended September 30, 2014 and 2013, respectively, to reflect the fair value of RSUs granted (or anticipated to be granted for 2014 and cumulative five-year performance) less estimated forfeitures, amortized over the portion of the vesting period occurring during the periods.

Note 14.  Other Income, net of expenses
Other income, net of expenses for the three and nine-month periods ended September 30, 2014 and 2013 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income	$447	$225	$1,167	$803
Gain (loss) on investments	(86)	576	120	412
License fee income	323	256	780	547
Other	26	43	187	123
Total	$710	$1,100	$2,254	$1,885

Note 15.  Derivative Financial Instruments
The Company is exposed to certain risks related to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency risk.  From time to time the Company's foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.  The fair value of the derivative financial instrument is recorded on the Company's balance sheet and is adjusted to fair value at each measurement date.  The changes in fair value are recognized in the consolidated statements of income in the current period.  The Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes.  The average U.S. dollar equivalent notional amount of outstanding foreign currency exchange contracts during the nine-month period ended September 30, 2014 was $10,559.  The Company reported $460 and $452 of derivative assets in other current assets as of September 30, 2014 and December 31, 2013, respectively.  In the three-month periods ended September 30, 2014 and 2013, the Company recognized, as a component of cost of sales, a net gain of $713 and a net loss of $496, respectively, due to the change in fair value of derivative financial instruments.  In the nine-month periods ended September 30, 2014 and 2013, the Company recognized, as a component of cost of sales, net gains of $157 and $780, respectively due to the change in fair value of derivative financial instruments.  The Company has no derivatives that were designated as hedges at September 30, 2014.

Note 16.  Business Acquisition
On April 1, 2014, the Company purchased 100% of the stock of Telestack Limited ("Telestack") for a total purchase price of $36,183. The purchase price was paid in cash with $2,500 deposited into escrow for a period of time not to exceed one year and is subject to certain post-closing adjustments.  The preliminary purchase price allocation recorded includes the recognition of $18,258 of goodwill and $14,447 of other intangible assets consisting of trade names (15 year useful life), patents (5 to 10 year useful lives), non-compete agreements (3 year useful life) and customer relationships (11 year useful life).  The Company expects to finalize the purchase price accounting by the end of the first quarter of 2015.  Telestack's operating results are included in the Aggregate and Mining Group beginning in the second quarter of 2014. The revenue and results of operations of Telestack were not significant in relation to the Company's financial statements for the three or six-month periods ended September 30, 2014 and would not have been significant on a pro forma basis to any earlier periods.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Explanatory Note
As previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2013 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, due to the recent change in the Company's chief operating decision maker, sale of a Company subsidiary and other product lines, and the transfer of responsibility for certain product lines between Company's subsidiaries, the Company performed an evaluation of its reportable segments composition.  This process was completed during the first quarter of 2014 and the composition of the Company's reportable segments was changed beginning with the Company's Form 10-Q for the quarter ended March 31, 2014.  Financial information by segment is included in Note 11 to the accompanying financial statements and elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations.  Historical segment information included in this Report has been reclassified to reflect the new segment structure.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words "will," "would," "should," "could," "may," "believes," "anticipates," "intends," "forecasts" and "expects" and similar expressions.  Such forward-looking statements include, without limitation, statements regarding the Company's expected sales and results of operations during 2014, the Company's expected capital expenditures in 2014, the expected benefit and impact of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through September 30, 2015, the amount and impact of any current or future state or federal funding for transportation construction programs, the need for road improvements, the amount and impact of other public sector spending and funding mechanisms, changes in the economic environment as it affects the Company, the market confidence of customers and dealers, the Company being called upon to fulfill certain contingencies, the expected dates of granting of restricted stock units, changes in interest rates and the impact of such changes on the financial results of the Company, changes in the prices of steel and oil and the impact of such changes generally and on the demand for the Company's products, customer's buying decisions and the Company's business, the ability of the Company to offset future changes in prices in raw materials, the change in the strength of the dollar and the level of the Company's presence and sales in international markets, the impact that further development of domestic oil and natural gas production capabilities would have on the domestic economy and the Company's business, the seasonality of the Company's business, the Company's investments, the percentage of the Company's equipment sold directly to end users, the amount or value of unrecognized tax benefits, the impact of IRS tax regulations, payment of dividends by the Company, and the ultimate outcome of the Company's current claims and legal proceedings.

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

Overview
The Company is a manufacturer of specialized equipment for asphalt road building, aggregate processing, port, oil, gas and water drilling and wood processing. The Company's businesses:

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

2.
Aggregate and Mining Group – Telsmith, Inc., Kolberg-Pioneer, Inc., Johnson Crushers International, Inc., Osborn Engineered Products SA (Pty) Ltd, Breaker Technology, Inc., Astec Mobile Screens, Inc., Astec do Brasil Fabricacao de Equipamentos LTDA and Telestack Ltd (which was acquired on April 1, 2014).

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

In July 2012, the "Moving Ahead for Progress in the 21st Century Act" ("Map-21") was approved by the U.S. federal government, which authorized $105 billion of federal spending on highway and public transportation programs through September 30, 2014.  In August 2014, the U.S. government approved short-term funding of $10.8 billion through May 2015.  The Company believes a longer multi-year highway program would have the greatest positive impact on the road construction industry and allow its customers to plan and execute longer-term projects. The level of future federal highway construction is uncertain and any future funding may be at lower levels than in the past.

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

Significant portions of the Company's revenues relate to the sale of equipment involved in the production, handling, recycling or installation of asphalt mix. Liquid asphalt is a by-product of oil production. An increase in the price of oil increases the cost of asphalt, which is likely to decrease demand for asphalt and therefore decrease demand for certain Company products. While increasing oil prices may have a negative financial impact on many of the Company's customers, the Company's equipment can use a significant amount of recycled asphalt pavement, thereby mitigating the effect of increased oil prices on the final cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt mix. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. The Company's customers appear to be adapting their prices in response to the fluctuating oil prices, and the fluctuations did not appear to significantly impair equipment purchases in 2013 or the first nine months of 2014. The Company expects oil prices to continue to fluctuate during the remainder of 2014 and thereafter.  Minor fluctuations in oil prices should not have a significant impact on customers' buying decisions. However, political uncertainty in oil producing countries, interruptions in oil production due to disasters, whether natural or man-made, or other economic factors could significantly impact oil prices, which could negatively impact demand for the Company's products.

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

Steel is a major component in the Company's equipment.  The rate of steel price increases experienced earlier in the year appear to be leveling off heading into the last three months of 2014 due to seasonal slowing and decreasing raw material pricing.  The Company expects steel pricing during the fourth quarter of 2014 to remain relatively stable, while moderate price increases are anticipated in early 2015. The Company continues to utilize forward-looking contracts coupled with advanced steel purchases to minimize the impact of increased steel prices. The Company will continue to review the trends in steel prices in future months and establish future contract pricing accordingly.

In addition to the factors stated above, many of the Company's markets are highly competitive, and its products compete worldwide with a number of other manufacturers and dealers that produce and sell similar products. A weak dollar, combined with improving economic conditions in certain foreign economies, had a positive impact on the Company's international sales in 2010 through mid-2012. The strengthening of the U.S. dollar against many foreign currencies during the later portion of 2012 through the third quarter of 2014 has negatively impacted pricing and the Company's backlog at September 30, 2014 in certain foreign markets.  Increasing domestic interest rates or weakening economic conditions abroad could cause the dollar to further strengthen, which could negatively impact the Company's international sales.

In the United States and internationally, the Company's equipment is marketed directly to customers as well as through dealers. In recent years, approximately 75% to 80% of equipment sold by the Company was sold directly to the end user. The Company expects this ratio to remain relatively consistent through the end of 2014.

The Company is operated on a decentralized basis, and each operating subsidiary has a complete management team with oversight by Company Group Presidents.  Finance, insurance, legal, shareholder relations, corporate accounting and other corporate matters are primarily handled at the corporate level (i.e., Astec Industries, Inc., the parent company). The engineering, design, sales, manufacturing and basic accounting functions are handled at each individual subsidiary. Standard accounting procedures are prescribed and followed in all financial reporting.

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

A factory union strike in South Africa occurred from July 1-29, 2014, which forced the temporary closing of our Osborn facility and resulted in decreased international sales in Africa during the third quarter.

Results of Operations
Net Sales
Net sales for the third quarter of 2014 were $220,157 compared to $213,177 for the third quarter of 2013, an increase of $6,980 or 3.3%. Sales are generated primarily from new equipment and parts sales to domestic and international customers.  The increase in sales was primarily due to the acquisition of Telestack Ltd. in April 2014. Sales increased by $8,385 in the Aggregate and Mining Group and $3,216 in the Energy Group but decreased by $4,621 in the Infrastructure Group.

Net sales for the first nine months of 2014 were $736,086 compared to $709,136 for the first nine months of 2013, an increase of $26,950 or 3.8%. Sales are generated primarily from new equipment and parts sales to domestic and international customers.  Sales increased by $17,538 in the Aggregate and Mining Group and $9,731 in the Energy Group while remaining relatively flat in the Infrastructure Group.

Domestic sales for the third quarter of 2014 were $142,554 or 64.8% of consolidated net sales compared to $132,420 or 62.1% of consolidated net sales for the third quarter of 2013, an increase of $10,134 or 7.7%,  Domestic sales increased $5,760 in the Aggregate and Mining Group and $6,252 in the Energy Group but decreased $1,878 in the Infrastructure Group.  International sales for the third quarter of 2014 were $77,603 or 35.2% of consolidated net sales compared to $80,757 or 37.9% of consolidated net sales for the third quarter of 2013, a decrease of $3,154 or 3.9%. International sales, which were impacted by the union strike at Osborn, decreased $2,744 in the Infrastructure Group and $3,035 in the Energy Group but increased $2,625 in the Aggregate and Mining Group.  The decreases in international sales occurred primarily in Post-Soviet States, Africa and Mexico, offset by increased sales in Brazil and other South American countries, Canada and the Middle East.

Domestic sales for the first nine months of 2014 were $502,662 or 68.3% of consolidated net sales compared to $456,664 or 64.4% of consolidated net sales for the first nine months of 2013, an increase of $45,998 or 10.1%, due to increases in all groups.  International sales for the first nine months of 2014 were $233,424 or 31.7% of consolidated net sales compared to $252,472 or 35.6% of consolidated net sales for the first nine months of 2013, a decrease of $19,048 or 7.5%, due to decreases in all groups.  Sales were negatively impacted by economic uncertainties in several of the countries in which the Company markets its products as well as a strengthening of the U.S. dollar against many foreign currencies.  The decreases in international sales occurred primarily in Africa, Canada, Australia, Post-Soviet States, Europe, Mexico and the West Indies, offset by increased sales in Asia, South America and Russia.

Parts sales for the third quarter of 2014 were $61,536 compared to $59,386 for the third quarter of 2013, an increase of $2,150 or 3.6%.  Parts sales as a percentage of net sales increased 10 basis points from 27.9% for the third quarter of 2013 to 28.0% for the third quarter of 2014.  Parts sales increased in the Infrastructure Group and Energy Group but decreased in the Aggregate and Mining Group.

Parts sales for the first nine months of 2014 were $190,962 compared to $190,152 for the first nine months of 2013, an increase of $810 or 0.4%.  Parts sales as a percentage of net sales decreased 90 basis points from 26.8% for the first nine months of 2013 to 25.9% for the first nine months of 2014.  Parts sales increased in the Infrastructure Group but decreased in the Aggregate and Mining Group and the Energy Group.

Gross Profit
Consolidated gross profit decreased $2,526 or 5.5% to $43,261 for the third quarter of 2014 compared to $45,787 for the third quarter of 2013.  Gross profit as a percentage of sales decreased 180 basis points to 19.7% for the third quarter of 2014 compared to 21.5% for the third quarter of 2013.

Consolidated gross profit increased $2,401 or 1.5% to $162,196 for the first nine months of 2014 compared to $159,795 for the first nine months of 2013.  Gross profit as a percentage of sales decreased 50 basis points to 22.0% for the first nine months of 2014 compared to 22.5% for the first nine months of 2013.

Selling, General, Administrative and Engineering Expenses
Selling, general, administrative and engineering expenses for the third quarter of 2014 were $38,867 or 17.7% of net sales, compared to $36,635 or 17.2% of net sales for the third quarter of 2013, an increase of $2,232 or 6.1%.  The increase is due primarily to increases in engineering expenses and the inclusion of Telestack's expenses in 2014 due to its acquisition on April 1, 2014, offset by a decline in SERP related expenses.

Selling, general, administrative and engineering expenses for the first nine months of 2014 were $122,539 or 16.6% of net sales, compared to $114,797 or 16.2% of net sales for the first nine months of 2013, an increase of $7,742 or 6.7%, due primarily to an increase in expenses related to the tri-annual Con-Expo trade show held in March 2014, increased engineering expenses and the inclusion of Telestack's expenses since its acquisition in April 2014.

Interest Expense
Interest expense for the third quarter of 2014 decreased $76 to $193 from $269 for the third quarter of 2013.

Interest expense for the first nine months of 2014 decreased $42 to $375 from $417 for the first nine months of 2013.

Other Income, net of expenses
Other income, net of expenses was $710 for the third quarter of 2014 compared to $1,100 for the third quarter of 2013, a decrease of $390.  Other income is generated primarily by earnings on investments of excess cash and funds held by Astec Insurance, the Company's captive insurance company, as well as interest income from customers and license fee income.  The decline in other income is due primarily to a reduction in earnings from the investment of the Company's excess cash.

Other income, net of expenses was $2,254 for the first nine months of 2014 compared to $1,885 for the first nine months of 2013, an increase of $369.  Other income is generated primarily by earnings on investments of excess cash and funds held by Astec Insurance, the Company's captive insurance company, as well as interest income from customers and license fee income.  The increase is primarily due to increased earnings on investments, interest income (primarily from customers), and license fee income received by the Company's subsidiaries.

Income Tax Expense
Income tax expense for the third quarter of 2014 was $3,145 compared to $3,456 for the third quarter of 2013. The Company's combined effective tax rates for the third quarters of 2014 and 2013 were 64.0% and 34.6%, respectively.  Income tax expense for the first nine months of 2014 was $15,734 compared to $15,536 for the first nine months of 2013. The Company's combined effective tax rates for the first nine months of 2014 and 2013 were 37.9% and 33.4%, respectively.  The Company's tax rate for the three month-period (and to a lesser extent the nine-month period) ended September 30, 2014 was impacted by exclusion of any taxable benefit from losses at certain foreign subsidiaries and a $528 third quarter 2014 increase in the Company's reserve for uncertain tax positions.

The Company's effective tax rate for the three and nine-month periods ended September 30, 2014 includes the effect of state income taxes and other discrete items but does not include a benefit for research and development tax credits given that Congress had not extended the research and development credit to 2014 as of September 30, 2014.  The Company's effective tax rate for the three-month period ended September 30, 2013 included a benefit for research and development tax credits relating to research and development expenditures incurred during the third quarter of 2013.  The Company's effective tax rate for the nine-month period ended September 30, 2013 included a benefit for research and development tax credits relating to research and development expenditures incurred during the first three quarters of 2013 as well as the entire 2012 calendar year given that Congress did not extend the tax credit for the 2012 calendar year until January of 2013.  The Company expects its 2014 annual effective tax rate to moderate from its effective rate for the first three quarters of 2014 with the extent of such moderation dependent on, among other items, the timing of the approval, if any, of a tax credit on 2014 research and development expenditures.

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

Net Income
The Company had net income attributable to controlling interest of $1,916 for the third quarter of 2014 compared to $6,514 for the third quarter of 2013, a decrease of $4,598, or 70.6%. Net income attributable to controlling interest per diluted share was $0.08 for the third quarter of 2014 compared to $0.28 for the third quarter of 2013, a decrease of $0.20.  Diluted shares outstanding for the quarters ended September 30, 2014 and 2013 were 23,109 and 23,082, respectively.

The Company had net income attributable to controlling interest of $25,958 for the first nine months of 2014 compared to $30,776 for the same period in 2013, a decrease of $4,818, or 15.7%. Net income attributable to controlling interest per diluted share was $1.12 for the first nine months of 2014 compared to $1.33 for the first nine months of 2013, a decrease of $0.21.  Diluted shares outstanding for the nine months ended September 30, 2014 and 2013 were 23,103 and 23,077, respectively.

Dividends
On February 28, 2013, the Company's Board of Directors approved a dividend policy pursuant to which the Company began paying a quarterly $0.10 per share dividend on its common stock beginning in the second quarter of 2013.  The actual amount of future quarterly dividends, if any, will be based upon the Company's financial position, results of operations, cash flows, capital requirements and restrictions under the Company's existing credit agreement, among other factors.  The Board retained the power to modify, suspend or cancel the Company's dividend policy in any manner and at any time it deems necessary or appropriate in the future.  The Company paid quarterly dividends of $0.10 per common share to shareholders beginning in the second quarter of 2013 through the third quarter of 2014.

Backlog
The backlog of orders as of September 30, 2014 was $295,029 compared to $230,952 (adjusted for the acquisition of Telestack) as of September 30, 2013, an increase of $64,077, or 27.7%. Domestic backlogs increased $56,374 or 42.4%, and international backlogs increased $7,703 or 7.9%.   The September 30, 2014 backlog was comprised of 64.2% domestic orders and 35.8% international orders, as compared to 57.5% domestic orders and 42.5% international orders as of September 30, 2013.  Included in the September 30, 2014 backlog is $59,275 for three pellet plant orders from one customer. The September 30, 2013 backlog included $20,800 for the first of the three pellet plants, which has been delivered to the customer and is operational but which continues to be evaluated and calibrated as part of the Company's new product performance testing procedures. The Company has agreed to finance these first three pellet plant line orders for a two to three-year period and thus revenues will be recorded by the Company as payments are received.  The Company is unable to determine whether the changes in backlogs were experienced by the industry as a whole; however, the Company believes the changes in backlogs reflect the current economic conditions the industry is experiencing.

Segment Net Sales-Quarter:
	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Infrastructure Group	$78,698	$83,319	$(4,621)	(5.5%)
Aggregate and Mining Group	88,177	79,792	8,385	10.5%
Energy Group	53,282	50,066	3,216	6.4%

Infrastructure Group: Sales in this group were $78,698 for the third quarter of 2014 compared to $83,319 for the same period in 2013, a decrease of $4,621 or 5.5%.  Domestic sales for the Infrastructure Group decreased $1,877 or 3.1% for the third quarter of 2014 compared to the same period in 2013.  Sales by the Infrastructure Group improved in the mobile asphalt equipment product lines, but these were offset by declines in asphalt plant business due in large part to the continuing lack of a long-term federal highway bill.  Additionally, due to the financing structure of the applicable sales contract, no pellet plant revenue was recorded in the third quarter of 2014.  Pellet plant revenue is expected to be recorded over the life of the financing arrangement after the final plant performance testing, scheduled for the fourth quarter, is completed.  International sales for the Infrastructure Group decreased $2,744 or 12.0% for the third quarter of 2014 compared to the same period in 2013 due primarily to decreased asphalt plant sales offset by increases in mobile asphalt equipment product line sales.  Sales decreased in Australia, Mexico and Europe offset by increased sales in Canada and the Middle East.  Parts sales for the Infrastructure Group increased 11.6% for the third quarter of 2014 compared to the same period in 2013 due primarily to improved sales of parts for asphalt plants.

Aggregate and Mining Group: Sales in this group were $88,177 for the third quarter of 2014 compared to $79,792 for the same period in 2013, an increase of $8,385 or 10.5%.  Domestic sales for the Aggregate and Mining Group increased $5,760 or 13.7% for the third quarter of 2014 compared to the same period in 2013.  The increase in sales resulted from sales by Telestack into the U.S. domestic market and increased sales of the Company's aggregate processing equipment. International sales for the Aggregate and Mining Group increased $2,625 or 7.0% in the third quarter of 2014 compared to the same period in 2013, with the added Telestack sales volumes being partially offset by a sales decline by Osborn due to the union strike during July 2014.  International sales increases in Brazil, Post-Soviet States, Canada and the Middle East were partially offset by declines in sales in Africa.  Parts sales for this group decreased 1.8% for the third quarter of 2014 compared to the same period in 2013.

Energy Group: Sales in this group were $53,282 for the third quarter of 2014 compared to $50,066 for the same period in 2013, an increase of $3,216 or 6.4%.  Domestic sales for the Energy Group increased $6,251 or 20.9% for the third quarter of 2014 compared to the same period in 2013 due primarily to stronger drilling rig and industrial heater sales.  International sales for the Energy Group decreased $3,035 or 15.1% for the third quarter of 2014 compared to the same period in 2013, with sales declines of drilling rigs being partially offset by improved sales of wood grinders and chippers.  The decrease in international sales occurred primarily in the Post-Soviet States, offset by an increase in sales in Brazil and other South American countries, Australia and Canada.  Parts sales for this group increased 2.2% for the third quarter of 2014 compared to the same period in 2013.

Segment Net Sales-Nine Months:
	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Infrastructure Group	$296,074	$296,393	$(319)	(0.1%)
Aggregate and Mining Group	287,976	270,438	17,538	6.5%
Energy Group	152,036	142,305	9,731	6.8%

Infrastructure Group: Sales in this group were $296,074 for the first nine months of 2014 compared to $296,393 for the same period in 2013, a decrease of $319 or 0.1%.  Domestic sales for the Infrastructure Group increased $4,019 or 1.8% for the first nine months of 2014 compared to the same period in 2013.  Increased sales in the mobile asphalt equipment product lines were partially offset by declines in asphalt plant business due in large part to the continuing lack of a long-term federal highway bill.  Additionally, due to the financing structure of the applicable sales contract, no pellet plant revenue was recorded in the first nine months of 2014.  Pellet plant revenue is expected to be recorded over the life of the financing arrangement after the final plant performance testing, scheduled for the fourth quarter, is completed.  International sales for the Infrastructure Group decreased $4,338 or 5.6% for the first nine months of 2014 compared to the same period in 2013 due primarily to decreased sales of asphalt plant products partially offset by increased sales of the mobile asphalt equipment product lines.  Sales decreased in Australia, Europe, Canada and China, offset by increased sales in Russia, other Post-Soviet States and South America.  Parts sales for the Infrastructure Group increased 8.5% for the first nine months of 2014 compared to the same period in 2013 due to improved sales of replacement parts for asphalt plants and mobile asphalt equipment.

Aggregate and Mining Group: Sales in this group were $287,976 for the first nine months of 2014 compared to $270,438 for the same period in 2013, an increase of $17,538 or 6.5%.  Domestic sales for the Aggregate and Mining Group increased $25,771 or 18.5% for the first nine months of 2014 compared to the same period in 2013.  The increase in sales was due to increased aggregate processing equipment sales across all companies and U.S. domestic sales by Telestack.  International sales for the Aggregate and Mining Group decreased $8,233 or 6.3% for the first nine months of 2014 compared to the same period in 2013.  The added international sales volume due to the Telestack acquisition was negated by reductions in sales by each of the Company's U.S. based subsidiaries in this group, due primarily to the impact of the strong U.S. dollar in many international markets. The decreases in international sales occurred primarily in Africa, Canada, Mexico, South America and Russia, offset by increased sales in Australia, Asia, China and Post-Soviet States.  Parts sales for this group decreased 5.6% for the first nine months of 2014 compared to the same period in 2013.

Energy Group: Sales in this group were $152,036 for the first nine months of 2014 compared to $142,305 for the same period in 2013, an increase of $9,731 or 6.8%.  Domestic sales for the Energy Group increased $16,208 or 16.4% for the first nine months of 2014 compared to the same period in 2013 due primarily to stronger wood grinder, wood chipper, industrial heater and drilling rig sales.  International sales for the Energy Group decreased $6,477 or 14.8% for the first nine months of 2014 compared to the same period in 2013 due primarily to decreased sales of drilling rigs.  The decreases in international sales occurred primarily in Post-Soviet States, Africa and Canada offset by improved sales in Brazil and other South American countries.  Parts sales for this group decreased 1.9% for the first nine months of 2014 compared to the same period in 2013.

Segment Profit (Loss)-Quarter:
	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Infrastructure Group	$520	$5,919	$(5,399)	(91.2%)
Aggregate and Mining Group	6,806	6,765	41	0.6%
Energy Group	2,789	456	2,333	511.6%
Corporate	(7,137)	(5,935)	(1,202)	(20.3%)

Infrastructure Group: Segment profit for this group was $520 for the third quarter of 2014 compared to $5,919 for the same period in 2013, a decrease of $5,399 or 91.2%. The group's profits between periods were negatively impacted by a $4,621 decrease in sales volume and a 790 basis point decrease in gross margin between the third quarter of 2013 and the same period in 2014.  Margins were negatively impacted by losses by the Company's distributor located in Germany due to the soft European market, pricing pressures on mobile asphalt paving equipment, overall low volume of asphalt plant sales and production of equipment on the backlog of wood pellet plant orders that will not result in margins until the related revenues can be recorded.

Aggregate and Mining Group: Segment profit for this group was $6,806 for the third quarter of 2014 compared to $6,765 for the same period in 2013, an increase of $41 or 0.6%.  This group's sales increased by $8,385 primarily due to the inclusion of sales by Telestack, which was acquired on April 1, 2014; however, Telestack's sales during the quarter did not result in an increase to segment profits due to the required inventory write-up to fair value on its opening balance sheet and amortization of the intangible assets recorded due to acquisition accounting requirements.  Gross margins for this group remained flat at 24.5% for the three-month periods ended September 30, 2014 and 2013.

Energy Group: Segment profit for this group was $2,789 for the third quarter of 2014 compared to $456 for the third quarter of 2013, an increase of $2,333 or 511.6%.  The increase in this group's profits was due to an increase in sales of $3,216 and an increase of 400 basis points in gross margins.  Astec Underground results contributed to this improvement as they were profitable for the three months ended September 30, 2014 as compared to a significant loss in the same period in 2013 as a result of improved sales and plant utilization.

Corporate Group: The Corporate Group had a loss of $7,137 for the third quarter of 2014 compared to a loss of $5,935 for the third quarter of 2013, an increase in loss of $1,202 or 20.3%.  The increase in loss in the third quarter of 2014 as compared to the third quarter of 2013 is due primarily to a decline in investment income from the investment of excess cash, increased health insurance costs, increased consolidated U.S. federal income taxes, which are recorded on the parent company books, as well as increased salaries and profit sharing expenses offset by a reduction in SERP expenses.

Segment Profit (Loss)-Nine Months:
	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Infrastructure Group	$21,124	$24,900	$(3,776)	(15.2%)
Aggregate and Mining Group	27,065	26,963	102	0.4%
Energy Group	7,659	3,882	3,777	97.3%
Corporate	(27,578)	(23,387)	(4,191)	(17.9%)

Infrastructure Group: Segment profit for this group was $21,124 for the first nine months of 2014 compared to $24,900 for the same period in 2013, a decrease of $3,776 or 15.2%. The group's profits between periods were negatively impacted by a 180 basis point decrease in gross margin percent on flat sales volumes and an increase in ConExpo related expenses of $1,863 in the nine months ended September 30, 2014 as compared to the same period in 2013.

Aggregate and Mining Group: Segment profit for this group was $27,065 for the first nine months of 2014 compared to $26,963 for the same period in 2013, an increase of $102 or 0.4%.  This group's profits were positively impacted by an increase in sales of $17,538 and negatively impacted by a 60 basis point decrease in gross margins. The majority of this group's increased sales were related to sales by Telestack, which was acquired on April 1, 2014; however, Telestack's sales during the period did not result in an increase to segment profits due to the required inventory write-up to fair value on its opening balance sheet and amortization of the intangible assets recorded due to acquisition accounting requirements.  Additionally, this group's profits were negatively impacted by an increase in ConExpo related expenses of $1,490 in the nine months ended September 30, 2014 as compared to the same period in 2013.

Energy Group: Segment profit for this group was $7,659 for the first nine months of 2014 compared to $3,882 for the first nine months of 2013, an increase of $3,777 or 97.3%. This increase is due primarily to a $9,731 increase in sales and a 250 basis point increase in gross margin, offset by increases in ConExpo related expenses of $660 as well as commissions and other selling expenses of $1,344 in the nine months ended September 30, 2014 as compared to the same period in the prior year.

Corporate Group: The Corporate Group had a loss of $27,578 for the first nine months of 2014 compared to a loss of $23,387 for the first nine months of 2013, an increase in loss of $4,191 or 17.9%.  The increase in loss in the first nine months of 2014 as compared to the first nine months of 2013 is due primarily to increased consolidated U.S. federal income taxes, which are recorded on the parent company books, as well as increased salaries and profit sharing expenses, offset by an increase in investment income and a decrease in SERP expense.

Liquidity and Capital Resources
The Company's primary sources of liquidity and capital resources are its cash on hand, borrowing capacity under a $100,000 revolving credit facility and cash flows from operations. The Company had $13,820 of cash available for operating purposes as of September 30, 2014, of which $12,485 was held by the Company's foreign subsidiaries.  At September 30, 2014, the Company had no borrowings outstanding under its credit facilities with Wells Fargo Bank, N.A.  Net of letters of credit totaling $9,328, the Company had borrowing availability of $90,672 under the credit facility as of September 30, 2014.  During the nine months ended September 30, 2014, the highest amount of outstanding borrowings at any time under the facility was $16,061.

The Wells Fargo credit facility is a five-year agreement that was entered into in April 2012.  The amended and restated credit agreement with Wells Fargo continued the Company's previous $100,000 revolving credit facility and includes a sub-limit for letters of credit of $25,000.  Borrowings under the agreement are subject to an interest rate equal to the daily one month LIBOR rate plus a 0.75% margin, resulting in a rate of 0.91% as of September 30, 2014.  Interest only payments are due monthly. The unused facility fee is 0.175%.  The amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income, minimum tangible net worth and maximum allowed capital expenditures.  The Company was in compliance with these covenants as of September 30, 2014.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd ("Osborn"), has a credit facility of $8,402 with a South African bank to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of September 30, 2014, Osborn had $1,561 of outstanding borrowings (which is included in other current liabilities in the accompanying balance sheet) and $830 in performance, advance payment and retention guarantees outstanding under the facility. The facility is unsecured and a 0.75% unused facility fee is charged if less than 50% of the facility is utilized. As of September 30, 2014, Osborn had available credit under the facility of $6,011. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 9.0% as of September 30, 2014.

The Company's Brazilian subsidiary, Astec do Brasil Fabricacao de Equipamentos Ltda. ("Astec Brazil"), has outstanding working capital loans totaling $4,101 from a Brazilian bank with interest rates of approximately 12.5%.  The loans' maturity dates range from May to August of 2016 and are secured by letters of credit totaling $5,674 issued by Astec Industries, Inc.  Additionally, Astec Brazil has various 5-year equipment financing loans outstanding with another Brazilian bank in the aggregate of $2,623 as of September 30, 2014 that have interest rates ranging from 3.5% to 6.0%.  These equipment loans have maturity dates ranging from January to September of 2019.  Astec Brazil's loans are shown included in the accompanying balance sheets as other current liabilities ($1,215) and other long-term liabilities ($5,509). Additional local financing is expected to be obtained by Astec Brazil as it acquires additional plant equipment during the construction of its manufacturing plant which is currently scheduled to be completed in the fourth quarter of 2014.

Cash Flows from Operating Activities:

	Nine Months Ended September 30,		Increase
	2014	2013	(Decrease)
Net income	$25,802	$30,930	$(5,128)
Depreciation and amortization	18,149	16,664	1,485
Deferred income tax benefit	(4,124)	(1,541)	(2,583)
Changes in working capital:
Increase in trade and other receivables	(8,432)	(9,479)	1,047
Increase in inventories	(19,456)	(27,143)	7,687
Increase in accounts payable	1,855	2,282	(427)
Decrease in customer deposits	(1,178)	(3,778)	2,600
Other, net	229	(1,203)	1,432
Net cash provided by operating activities	$12,845	$6,732	$6,113

Net cash from operating activities increased by $6,113 for the first nine months of 2014 as compared to the first nine months of 2013 due primarily to $8,734 less cash being used to finance increases in receivables and inventories and due to an increase associated with customer deposits of $2,600, offset by a decrease in cash from net income of $5,128.

Cash Flows from Investing Activities:
	Nine Months Ended September 30,		Increase
	2014	2013	(Decrease)
Expenditures for property and equipment	$(18,445)	$(22,142)	$3,697
Sale (purchase) of short-term investments	16,249	(15,000)	31,249
Business acquisition, net of cash acquired	(34,965)	-	(34,965)
Proceeds from sale of property and equipment	551	351	200
Net cash used by investing activities	$(36,610)	$(36,791)	$181

For the nine-month period ended September 30, 2014, net cash used by investing activities increased $181 compared to the same period in 2013, primarily due to the April 1, 2014 acquisition of Telestack Limited for $34,965 offset by the $31,249 impact of the purchase of short-term investments in the first nine months of 2013 and the sale of those investments in the first nine months of 2014 to partially fund the Telestack acquisition.

Total capital expenditures for 2014 are forecasted to be approximately $23,000. The Company expects to finance these expenditures using currently available cash balances, internally generated funds, available credit under the Company's credit facilities, as well as local financing for the equipment in the new Brazilian manufacturing facility. Capital expenditures are generally for machinery, equipment and facilities used by the Company in the production of its various products.

Cash Flows from Financing Activities:
	Nine Months Ended September 30,		Increase
	2014	2013	(Decrease)
Payment of dividends	$(6,874)	$(4,570)	$(2,304)
Borrowings under bank loans	7,782	-	7,782
Net proceeds from sale of subsidiaries shares to minority shareholders	1,585	2,069	(484)
Other, net	(185)	(780)	595
Net cash provided (used) by financing activities	$2,308	$(3,281)	$5,589

Cash from financing activities increased by $5,589 for the first nine months of 2014 compared to the same period in 2013 due to $7,782 in bank loans being obtained by two of the Company's foreign subsidiaries to finance their operations and capital improvements, which was offset by a $2,304 increase in cash used to pay dividends.  The Company began paying quarterly dividends of $0.10 per share in the second quarter of 2013.

Financial Condition
The Company's current assets increased to $531,632 as of September 30, 2014 from $522,411 as of December 31, 2013, an increase of $9,221 or 1.8%.  The increase is primarily attributable to increases in inventories of $28,123 and trade receivables of $15,112 offset by decreases in cash and cash equivalents of $21,744 and short-term investments of $15,273.

The Company's current liabilities increased to $150,093 as of September 30, 2014 as compared to $133,531 as of December 31, 2013, an increase of $16,562 or 12.4%. The increase is primarily due to increases in accounts payable of $7,189, other current liabilities of $4,244 and customer deposits of $1,637.

Market Risk and Risk Management Policies
We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2013.

Off-balance Sheet Arrangements
As of September 30, 2014, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations
During the nine months ended September 30, 2014, there were no substantial changes in the Company's commitments or contractual liabilities.

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

Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ASTEC INDUSTRIES, INC. (Registrant)

Date: November 4, 2014	/s/ Benjamin G. Brock
Benjamin G. Brock Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2014	/s/ David C. Silvious
David C. Silvious Chief Financial Officer, Vice President, and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
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