Form 10-K
period 2014-12-31
ASTEC INDUSTRIES INC
filed 2015-03-02
CIK 792987

`
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐	No ☒

As of June 30, 2014, the aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant was approximately $898,860,000 based upon the closing sales price as reported on the NASDAQ National Market System.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of February 17, 2015, Common Stock, par value $0.20 - 22,935,192 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the Parts of this Annual Report on Form 10-K indicated:

Document	Form 10-K
Proxy Statement relating to Annual Meeting of Shareholders to be held on April 23, 2015	Part III

ASTEC INDUSTRIES, INC.
2014 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Annual Report on Form 10-K that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding:

•	execution of the Company's growth and operation strategy;
•	plans for technological innovation;
•	compliance with covenants in our credit facility;
•	liquidity and capital expenditures;
•	sufficiency of working capital, cash flows and available capacity under the Company's credit facilities;
•	compliance with government regulations;
•	compliance with manufacturing and delivery timetables;
•	forecasting of results;
•	general economic trends and political uncertainty;
•	government funding and growth of highway construction and commercial projects;
•	taxes or usage fees;
•	interest rates;
•	integration of acquisitions;
•	industry trends;
•	pricing, demand and availability of steel, oil and liquid asphalt;
•	development of domestic oil and natural gas production;
•	condition of the economy;
•	strength of the dollar relative to foreign currencies;
•	the success of new product lines;
•	presence in the international marketplace;
•	suitability of our current facilities;
•	future payment of dividends;
•	competition in our business segments;
•	product liability and other claims;
•	protection of proprietary technology;
•	demand for products;
•	future filling of backlogs;
•	employees;
•	the seasonality of our business;
•	tax assets and reserves for uncertain tax positions;
•	critical accounting policies and the impact of accounting changes;
•	anticipated future operations in our Brazilian facility;
•	our backlog;
•	ability to satisfy contingencies;
•	contributions to retirement plans and plan expenses;
•	reserve levels for self-insured insurance plans and product warranties;
•	construction of new manufacturing facilities;
•	supply of raw materials; and
•	inventory.

These forward-looking statements are based largely on management's expectations, which are subject to a number of known and unknown risks, uncertainties and other factors discussed in this report and in other documents filed by us with the Securities and Exchange Commission, which may cause actual results, financial or otherwise, to be materially different from those anticipated, expressed or implied by the forward-looking statements.  All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements to reflect future events or circumstances.  You can identify these statements by forward-looking words such as "expect", "believe", "anticipate", "goal", "plan", "intend", "estimate", "may", "will", "should" and similar expressions.

In addition to the risks and uncertainties identified elsewhere herein and in other documents filed by us with the Securities and Exchange Commission, the risk factors described in this document under the caption "Risk Factors" should be carefully considered when evaluating our business and future prospects.

PART I

Item 1.  Business

All dollar amounts included in this section are in thousands.
General

Astec Industries, Inc. (the "Company") is a Tennessee corporation which was incorporated in 1972.  The Company designs, engineers, manufactures and markets equipment and components used primarily in road building and related construction activities as well as other products discussed below.  The Company's products are used in each phase of road building, from quarrying and crushing the aggregate to application of the road surface. The Company also manufactures certain equipment and components unrelated to road construction, including equipment for the mining, quarrying, construction and demolition industries and port and rail yard operators; gas and oil drilling rigs; water well and geothermal drilling rigs; industrial heat transfer equipment; whole-tree pulpwood chippers; horizontal grinders; and blower trucks.  The Company also manufactures a line of multiple use plants for cement treated base, roller compacted concrete and ready-mix concrete.  The Company recently developed and began marketing pelletizing equipment used to compress wood and other products into dense pellets for the renewable energy market among other applications.  The Company's subsidiaries hold 77 United States and 37 foreign patents and have an additional 43 United States and 74 foreign patent applications pending. The Company has been responsible for many technological and engineering innovations in the industries in which it operates.  The Company's products are marketed both domestically and internationally.  In addition to equipment sales, the Company manufactures and sells replacement parts for equipment in each of its product lines and replacement parts for some competitors' equipment.  The distribution and sale of replacement parts is an integral part of the Company's business.

The Company's sixteen manufacturing subsidiaries are:
(i)	Astec, Inc. (including its Dillman division), which designs, engineers, manufactures and markets asphalt plants, wood pellet plants and related componentsof each;
(ii)
Roadtec, Inc., which designs, engineers, manufactures and markets highway and commercial classes of asphalt pavers, material transfer vehicles, milling machines and a line of soil stabilizing-reclaiming machinery;

(iii)	Carlson Paving Products, Inc., which designs, engineers, manufactures and markets asphalt paver screeds, a commercial paver and a windrow pickup machine;
(iv)
Telsmith, Inc., which designs, engineers, manufactures and markets aggregate processing and mining equipment for the production and classification of sand, gravel, crushed stone and minerals used in road construction and other applications;

(v)	Kolberg-Pioneer, Inc., which designs, engineers, manufactures and markets aggregate processing equipment for the crushed stone, gravel, manufactured sand, recycle, top soil and remediation markets;
(vi)
Johnson Crushers International, Inc., which designs, engineers, manufactures and markets portable and stationary aggregate and ore processing equipment for the crushed stone, gravel, manufactured sand, recycle, top soil and remediation markets;

(vii)
Astec Mobile Screens, Inc. which designs, engineers, manufactures and markets mobile screening plants, portable and stationary structures and vibrating screens for the aggregate, recycle and material processing industries;

(viii)	Breaker Technology Ltd/Inc., which designs, engineers, manufactures and markets rock breaking systems in addition to processing equipment and utility vehicles for the mining and quarrying industries;
(ix)
Osborn Engineered Products SA (Pty) Ltd, which designs, engineers, manufactures and markets a complete line of bulk material handling and minerals processing plant and equipment used in the aggregate, mineral mining, metallic mining and recycling industries and also markets equipment produced by other Astec companies;

(x)
Astec do Brasil Fabricacao de Equipamentos Ltda. which will initially manufacture and sell rock crushers, feeders and screens representing the brands of several other Astec companies in the South American construction and mining industries;

(xi)
 Telestack Limited, acquired in April 2014 and located in Northern Ireland, which designs, manufactures and installs a complete line of material handling systems to serve the port handling, bulk material handling and aggregate markets;

(xii)	Heatec, Inc., which designs, engineers, manufactures and markets thermal fluid heaters, process heaters, waste heat recovery equipment, liquid storage systems and polymer and rubber blending systems;
(xiii)	CEI Enterprises, Inc., which designs, engineers, manufactures and markets thermal fluid heaters, storage tanks, concrete plants and rubberized asphalt and polymer blending systems;
(xiv)
GEFCO, Inc., which designs, engineers, manufactures and markets portable drilling rigs and related equipment for the water well, environmental, groundwater monitoring, construction, geothermal, mining and shallow oil and gas exploration and production industries;

(xv)
Astec Underground, Inc., which designs, engineers, manufactures and markets high pressure diesel powered pump trailers used for fracking and cleaning oil and gas wells and drilling rigs for the oil and gas industries as well as functioning as a contract manufacturer for other Astec companies; and

(xvi)	Peterson Pacific Corp., which designs, engineers, manufactures and markets whole-tree pulpwood chippers, horizontal grinders and blower trucks.

The Company also has subsidiaries in Australia, Astec Australia Pty Ltd, and Germany, Astec Mobile Machinery, GmbH, that market, service and install equipment and provide parts in the region in which they operate for many of the products produced by the Company's manufacturing subsidiaries.

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

Segment Reporting

The Company's business units have their own management teams and offer different products and services.  Due to the recent change in the Company's chief operating decision maker, the sale of a Company subsidiary and other Company product lines and the transfer of responsibility for certain product lines between Company subsidiaries, the composition of the Company's reportable segments was changed as of January 1, 2014. The business units are now aggregated into three reportable business segments based upon the nature of the product or services produced, the type of customer for the products, the similarity of economic characteristics, the manner in which management reviews results and the nature of the production process, among other considerations.  The Company's current reportable business segments are (i) Infrastructure Group, (ii) Aggregate and Mining Group and (iii) Energy Group.  The remaining business units not included in one of the reportable segments provide support and corporate oversight for all the Company's business units and include Astec Industries, Inc., the parent company, and Astec Insurance Company, a captive insurance company.  We refer to these two companies as the "Corporate" category throughout this document.  The Company records U.S. federal income tax expenses for all business segments on the parent company's books; therefore these taxes are included in the Corporate category for segment reporting.

Financial information in connection with the Company's financial reporting for segments of a business and for geographic areas under FASB Accounting Standards Codification (ASC) 280 is included in Note 17, Operations by Industry Segment and Geographic Area, in "Notes to Consolidated Financial Statements" presented in Appendix A of this report.

Infrastructure Group

The Infrastructure Group segment is made up of five business units.  These business units include Astec, Inc. ("Astec"), Roadtec, Inc. ("Roadtec"), Carlson Paving Products, Inc. ("Carlson"), Astec Mobile Machinery GmbH ("AMM") and Astec Australia Pty Ltd ("Astec Australia").  Three of the business units (Astec, Roadtec and Carlson) design, engineer, manufacture and market a complete line of asphalt and wood pellet plants and their related components, and asphalt pavers and related ancillary equipment.  The other two business units (AMM and Astec Australia) primarily sell, service and install products produced by the manufacturing subsidiaries of the Company with a majority of their sales to customers in the infrastructure industry.

Products

Astec designs, engineers, manufactures and markets a complete line of asphalt and wood pellet plants and related components for the asphalt paving and other industries.  Certain component equipment supplied by Astec for complete asphalt and wood pellet plants is manufactured by other Company subsidiaries such as heating and storage equipment (manufactured by the Company's Energy Group) and material handling equipment (manufactured by the Company's Aggregate and Mining Group).  A typical asphalt mixing plant consists of heating and storage equipment for liquid asphalt; cold feed bins for blending aggregates; a counter-flow continuous type unit (Astec Double Barrel) for drying, heating and mixing; a baghouse composed of air filters and other pollution control devices; hot storage bins or silos for temporary storage of hot-mix asphalt; and a control house. Astec introduced the concept of high plant portability in 1979. Its current generation of portable asphalt plants is marketed as the Six Pack and consists of six or more portable components designed to be easily relocated from one construction site to another, thereby reducing relocation expenses. High plant portability represents an industry innovation developed and successfully marketed by Astec. Astec's enhanced version of the Six Pack, known as the Turbo Six Pack, is a highly portable plant which is especially useful in less populated areas where plants must be moved from job-to-job and can be disassembled and erected without the use of cranes.

Astec developed the patented Double Barrel Green System, which allows the asphalt mix to be prepared and placed at lower temperatures than conventional systems and operates with a substantial reduction in smoke emissions during paving and load-out. Previous technologies for warm mix production rely on expensive additives, procedures and/or special asphalt cement delivery systems that significantly increase the cost per ton of mix. The Company's new Astec multi-nozzle device eliminates the need for the expensive additives by mixing a small amount of water and asphalt cement together to create microscopic bubbles that reduces the viscosity of the asphalt mix coating on the rock, thereby allowing the mix to be handled and worked at lower temperatures.

The components in Astec's asphalt mixing plants are fully automated and use both microprocessor-based and programmable logic control systems for efficient operation. The plants are manufactured to meet or exceed federal and state clean air standards. Astec also builds batch type asphalt plants and has developed specialized asphalt recycling equipment for use with its hot-mix asphalt plants.

Astec's wood pellet plants have been in commercial production since 2013. Astec's modular design for its wood pellet plants includes replicated parallel production lines (for instance, a 60 ton-per-hour ("TPH") plant consists of three 20 TPH lines) resulting in very few points in the process where any individual equipment failure can shut the entire plant down.  In most other pellet plant designs, one small equipment failure, such as a dryer outage would mean a total plant shutdown. In a 60 TPH Astec plant, a dryer outage means the plant continues to operate at 40 TPH. In fact, there are very few reasons why the plant would ever be completely shut down. Even major maintenance cycles may be performed line-by-line while the plant continues to operate on the other lines.

Roadtec manufactures asphalt pavers, material transfer vehicles, milling machines, soil stabilizing-reclaiming machinery and other equipment used in road building and resurfacing.  Roadtec pavers have been designed to minimize maintenance costs while exceeding road surface smoothness requirements.  The equipment offered by Roadtec can be used in tandem with each other or separately with equipment already owned by the customer.

Roadtec's Shuttle Buggy is a mobile, self-propelled material transfer vehicle which allows continuous paving by separating truck unloading from the paving process while remixing the asphalt.  A typical asphalt paver must stop paving to permit truck unloading of asphalt mix.  By permitting continuous paving, the Shuttle Buggy allows the asphalt paver to produce a smoother road surface, while reducing the time required to pave the road surface and reducing the number of haul trucks required.  As a result of the pavement smoothness achieved with this machine, certain states now require the use of the Shuttle Buggy.  Studies using infrared technology have revealed problems caused by differential cooling of the hot-mix during hauling.  The Shuttle Buggy remixes the material to a uniform temperature and gradation, thus eliminating these problems.  Roadtec's paver models recommended for use with the Shuttle Buggy are also designed to carry and spray tack coat directly in front of the hot mix asphalt in a single process.

Roadtec manufactures milling machines designed to remove old asphalt from the road surface before new asphalt mix is applied.  Roadtec's milling machine lines, which are designed for larger jobs, are manufactured with a simplified control system, wide conveyors, direct drives and a wide range of horsepower and cutting capabilities to provide versatility in product application.  In addition to its half-lane and larger highway class milling machines, Roadtec also manufactures a smaller, utility class machine for two to four foot cutting widths and a utility class cold planer model mounted on wheels.

Roadtec currently produces soil stabilizers in configurations of 275 HP, 440HP, 625HP and 755HP.  These machines double as asphalt reclaiming machines for road rehabilitations, in addition to their primary purpose of stabilizing soil sub-grades with additives to provide an improved base on which to pave.

 Roadtec recently introduced several new products including a new international class 2.5M track paver designed to carry a tamper bar screed, a new international compatible track mounted material transfer vehicle and a new sweeper with an integral conveyor.

Carlson manufactures its patented screeds which attach to asphalt paving machines and place asphalt on the roadbed at a desired thickness and width while smoothing and compacting the surface.  Carlson screeds can be configured to fit many types of asphalt paving machines, including machines manufactured by both the Company and its competitors. Carlson also manufactures windrow pickup machines which transfer hot mix asphalt from the road bed into the paver's hopper. The Carlson screed uses a hydraulic powered generator to electrify elements that heat a screed plate so asphalt will not stick to it while paving.  A generator is also available to power tools or lights for night paving.  Carlson offers options to its screeds which allow extended paving widths and the addition of a curb on the road edge.  Carlson also offers a commercial class eight foot paver designed for parking lots, residential and secondary road applications to fill the void between competitors' commercial pavers and Roadtec's highway class paver line.

Astec Mobile Machinery functions primarily as a distributor of Roadtec products in the European market.  Additionally, it designs and manufactures screeds and a small road widener attachment designed to meet the unique needs of the European market.

Astec Australia markets relocatable and portable asphalt plants and components produced by Astec, Heatec and CEI, asphalt paving equipment and components produced by Roadtec and Carlson, and aggregate equipment produced by the Company's Aggregate & Mining Group with a majority of their sales being to customers in the infrastructure industry.  In addition to selling equipment, Astec Australia provides complete support for their customers' equipment with service, training and spare parts.  Astec Australia also provides turnkey installation solutions for large asphalt plants, aggregate and mining plants and bitumen tank farms.

Marketing

The Company markets its hot-mix asphalt products domestically under the Astec and Astec Dillman trademarks and internationally under the Astec trademarks.  Asphalt plants and related equipment are sold directly to asphalt producers or domestic and foreign government agencies through Astec's domestic and international sales departments and through a Company owned dealership (Astec Australia), although independent agents are also used to market asphalt plants and their components in certain international markets.  The Company markets wood pellet plants to individual plant operators supplying wood pellets to the utility and home-use industries.

The Company markets its asphalt paving equipment both domestically and internationally to highway and heavy equipment contractors, utility contractors and foreign and domestic governmental agencies both directly and through dealers (including AMM in the European market).  Mobile construction equipment and factory authorized machine rebuild services are marketed both directly and through dealers.

This segment employs 88 direct sales staff, 73 domestic independent distributors and 90 international independent distributors, including Astec-owned distributors in Australia and Germany.

Raw Materials

Raw materials used in the manufacture of products in the Infrastructure Group include carbon steel, pipe and various types of alloy steel, which are normally purchased from distributors and other sources.  Raw materials for manufacturing are normally readily available.  Most steel is delivered on a "just-in-time" arrangement from the supplier to reduce inventory requirements at the manufacturing facilities, but steel is occasionally inventoried after purchase.  Other components used in the manufacturing processes include engines, gearboxes, power transmissions and electronic systems.

Competition

This industry segment faces strong competition in price, service and product performance and competes with both large publicly-held companies and various smaller manufacturers. Domestic hot-mix asphalt plant competitors include Gencor Industries, Inc., ADM and Almix.  In the international market, the hot-mix asphalt plant competitors include Ammann, Fayat/Marini, Speco and local manufacturers.  Paving equipment and screed competitors include Wailer, Caterpillar Paving Products, Inc., Volvo Construction Equipment, Vogele America, a subsidiary of Wirtgen America, Dynapac, a subsidiary of Atlas-Copco, Bomag Fayat Group and Lee Boy.  The segment's milling machine equipment competitors include Wirtgen, CMI, Caterpillar, Bomag, Dynapac and Volvo.  The Company believes that it is the only company offering a single source for a complete pellet plant as known competitors only sell individual plant components thereby requiring the customer to purchase the remaining plant components from other sources.

Employees

At December 31, 2014, the Infrastructure Group segment employed 1,366 individuals, of which 935 were engaged in manufacturing, 149 in engineering and 282 in selling, general and administrative functions. None of the employees of the Infrastructure Group are covered by collective bargaining agreements.

Backlog

The backlog for the Infrastructure Group at December 31, 2014 and 2013 was approximately $147,190 and $137,120, respectively. Approximately $59,300 of the 2014 backlog relates to a three line pellet plant order from a single customer and all but approximately $10,500 of this order was manufactured and delivered to the customer prior to December 31, 2014. The backlog at December 31, 2013 included $20,800 for the first line of this order.  As the Company is financing this sale, revenue recognition on the plant sale will not occur until customer payments are received under the related loan arrangements.  Management expects the current backlog to be filled in 2015.

Aggregate and Mining Group

The Company's Aggregate and Mining Group is comprised of eight business units focused on supplying heavy equipment and parts in the aggregate, metallic mining, quarrying, recycling, ports and bulk handling markets.  These business units achieve their strength by distributing products into niche markets and drawing on the advantages of brand recognition in the global market.  These business units are Telsmith, Inc. ("Telsmith"), Kolberg-Pioneer, Inc. ("KPI"), Astec Mobile Screens, Inc. ("AMS"), Johnson Crushers International, Inc. ("JCI"), Breaker Technology Ltd/Breaker Technology Inc. ("BTI"), Osborn Engineered Products, SA (Pty) Ltd ("Osborn"), Astec do Brasil Fabricacao de Equipamentos Ltda. ("Astec Brazil") and Telestack Ltd ("Telestack"), which was acquired in April 2014.

Products

Telsmith, founded in 1906, is the oldest subsidiary of the group.  The primary markets served under the TELSMITH trade name are the aggregate, metallic mining and recycling industries.  Telsmith's core products are jaw, cone and impact crushers, as well as vibrating feeders and inclined and horizontal screens. Telsmith also provides consulting and engineering services to provide complete "turnkey" processing systems. Both portable and modular plant systems are available in production ranges from 300tph to 1500tph.

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

KPI and JCI ("KPI-JCI") design, engineer, manufacture and support a complete line of stationary and portable aggregate and ore processing equipment for the sand and gravel, mining, quarrying, concrete and asphalt recycling markets under the KPI-JCI product brand name. This equipment, along with the related screen products from AMS, is jointly marketed through an extensive network of KPI-JCI and AMS dealers.

KPI-JCI products include a complete line of primary, secondary, tertiary and quaternary crushers, including jaw, cone, horizontal shaft impactor, vertical shaft impactor and roll rock crushers as well as industry related washing and conveying equipment and incline as well as horizontal screens.  These rock crushers are used by mining, quarrying and sand and gravel producers to crush oversized aggregate to salable size, in addition to their use for recycled concrete and asphalt. This equipment can be purchased as individual components, as portable plants for flexibility or as completely engineered systems for both portable and stationary applications. They also offer the highly-portable Fast Pack System, featuring quick setup and teardown, thereby maximizing production time and minimizing downtime. KPI-JCI also offers portable fully self-contained and self-propelled Fast Trax track-mounted jaw and horizontal shaft crushers in six different models, which are ideal for either recycle or hard rock applications, allowing the producer to move the equipment to the material.  KPI-JCI's expanded Global Trax line of track-mounted crushers focuses more specifically on the need for these types of products in the global market. KPI-JCI screens are low-profile machines for use in both portable and stationary applications.

KPI-JCI portable plants combine various combinations of cone crushers, horizontal screens, combo screens and conveyors mounted on tow away chassis and track chassis configurations.  Due to high transportation costs of construction materials, many producers use portable equipment to process materials they need close to their job sites.  Portable plants allow aggregate producers the ability to quickly and efficiently move equipment from one location to another as their jobs necessitate.   The portable track plants are fully self-contained and allow operators to be producing materials within minutes of unloading equipment off of their transport trucks.  The introduction of track-mounted crushing and screening plants has enabled contractors to perform jobs that in the past were not economically feasible and also allows our dealers to compete in the large track-mounted rental market.

KPI-JCI sand classifying and washing equipment is designed to clean, separate and re-blend material from sand deposits to meet the size specifications for critical applications. KPI-JCI products include fine and coarse material washers, log washers, blade mills, sand classifying tanks, cyclones, dewatering screens, density classifiers, sieve blend screens and attrition cells. KPI-JCI also offers additional portable and stationary plants to handle the growing needs in construction sands, specialty sands and fines recovery.  Screening plants are available in both stationary and highly portable models and are complemented by a full line of radial stacking and overland belt conveyors.

KPI-JCI conveying equipment is designed to move or store aggregate and other bulk materials in radial cone-shaped or windrow stockpiles. KPI-JCI's SuperStacker telescoping conveyor and its Wizard Touch automated controls are designed to add efficiency and accuracy to whatever the stockpile specifications require. Additionally, high capacity rail and barge loading/unloading material handling systems are an important part of the KPI-JCI product lines.

During 2014, KPI-JCI introduced three new models in its Global Track ("GT") family of products including a new cone crushing plant, a new jaw crushing plant and a new screening plant.  The GT product line is engineered for contractors and producers new to the aggregate processing, recycle and demolition industries and utilize simple controls that benefit a wide range of users, from novices to experienced producers.  Additionally, a new track mounted cone crushing plant which is larger than its previous offerings and is designed for both mobile and stationary producers was also introduced.

AMS designs, engineers, manufactures and markets mobile screening plants, portable and stationary screen structures and vibrating screens designed for the recycle, crushed stone, sand and gravel, industrial and general construction industries. These screening plants include the AMS Vari-Vibe and Duo-Vibe high frequency screens and a multi-frequency screen. The AMS high frequency screens are used for chip sizing, sand removal, benificating small materials and sizing recycled asphalt where conventional screens are not ideally suited. Certain of AMS products are also available through licensing agreements with TIL, Ltd. in India.

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

During 2014 BTI added to its utility vehicle product line with a flat deck option and personnel carrier configuration.  BTI also launched a new generation of vibratory plate compactors with the unique feature of isolator mounts angled on two planes for improved longevity and performance as well as several new hydraulic breaker models.

Osborn, which is located in South Africa, maintains an ISO:9001:2008 certification for quality assurance and designs, engineers, manufactures and markets a complete line of minerals processing equipment. This equipment is used in the aggregate, mining, metallurgical and recycling industries. Osborn has been a licensee of Telsmith's technology for over 60 years and recently became a licensee of KPI's vertical and horizontal shaft impact crushers.  Osborn also offers the following equipment: mineral sizers; single and double-toggle jaw crushers; cone crushers; rotary breakers; roll crushers; rolling ring crushers; mills; out-of-balance or exciter-driven screens and feeders; track-mounted or skid mounted crushing and screening plants; and a full range of idlers.  Osborn also markets equipment produced by other Astec companies in the South American market.

Osborn has recently added a number of new products to its product offerings, including a 400 HP gyratory crusher for secondary applications, horizontal shaft impactors, an extension to the range of out-of-balance exciter gearboxes and a low profile apron feeder, in addition to numerous modernization and updates to its existing product lines.

Astec Brazil is in the final phase of constructing a manufacturing facility in Brazil.  Assembly operations began in the newly constructed 132,400 square foot facility in the fourth quarter of 2014 and complete production operations are expected to begin in the first quarter of 2015.  Manufacturing operations, sales, distribution and product support will be located within the new facility, which is expected to employee approximately 120 employees at full capacity.  The new facility will initially manufacture stationary jaw and cone crushers, vibrating feeders, screens and track-mounted crushing units, representing the brands of AMS, KPI-JCI, and Telsmith in the construction and mining industries.  The Company also plans to manufacture other product lines at the facility in the future, such as BTI products for underground mining.  Once fully funded, Astec Brazil is expected to be 75% owned by the Company, with the other 25% being owned by MDE, a recognized leader in providing material handling solutions to the Brazilian market.

During most of 2014, Astec Brazil operated as a distributor in the South American market for the other Astec Aggregate and Mining companies and Astec asphalt plants.

Telestack, acquired by the Company in April 2014 and located in Northern Ireland, designs, engineers, manufactures and markets mobile bulk material handling solutions that are designed to handle all free flowing bulk materials including but not limited to ores, coal, aggregates, fertilizers, grains, woodchips and pellets. Telestack maintains ISO9001:2008 accreditation and is currently in the process of obtaining ISO 14001:2004 (Environmental assurance) and ISO 18001:2007 (Health & Safety assurance).

Marketing

Aggregate processing and mining equipment is marketed by approximately 129 direct sales employees, 143 domestic independent distributors and 116 international independent distributors.  The principal purchasers of aggregate processing equipment include highway and heavy equipment contractors, sand and gravel producers, recycle and crushing contractors, mine operators, quarry operators, port and inland terminal authorities, power stations and foreign and domestic governmental agencies.

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

Competition

The Aggregate and Mining Group faces strong competition in price, service and product performance.  Aggregate and Mining equipment competitors include Powerscreen, Finlay, Jacques and Cedarapids (all subsidiaries of Terex), Metso, McCloskey, Superior, Klemmann, Deister, F. L. Smith, McLanahan, Sandvik, Weir Minerals and other smaller manufacturers, both domestic and international.

Employees

At December 31, 2014, the Aggregate and Mining Group segment employed 1,682 individuals, of which 1,198 were engaged in manufacturing, 152 in engineering and engineering support functions and 332 in selling, general and administrative functions.

Telsmith has a labor agreement covering approximately 165 manufacturing employees which expires on September 17, 2017.  Approximately 202 of Osborn's manufacturing employees fall within the scope of a collective labor union agreement that expires on June 30, 2017. None of the other employees of the Aggregate and Mining Group are covered by collective bargaining agreements.

Backlog

At December 31, 2014 and 2013, the backlog for the Aggregate and Mining Group was approximately $89,789 and $112,973, respectively.  The December 31, 2013 backlog has been adjusted to include Telestack's backlog for comparability.  Management expects the current backlog to be filled in 2015.

Energy Group

The Company's Energy Group is comprised of five business units focused on supplying heavy equipment such as heaters, drilling rigs, concrete plants, wood chippers and grinders, pump trailers, storage equipment and related parts to the oil and gas, construction, and water well industries.  These business units include Heatec, Inc. ("Heatec"), CEI, Inc. ("CEI"), GEFCO, Inc. ("GEFCO"), Astec Underground, Inc. ("Astec Underground") and Peterson Pacific, Inc. ("Peterson").

Products

Heatec designs, engineers, manufactures and markets a variety of thermal fluid heaters, process heaters, waste heat recovery equipment, liquid storage systems and polymer and rubber blending systems under the HEATEC trademark.  For the construction industry, Heatec manufactures a complete line of asphalt heating and storage equipment to serve the hot-mix asphalt industry and water heaters for many industrial applications.  In addition, Heatec builds a wide variety of heaters to fit a broad range of applications, including heating equipment for marine vessels, roofing material plants, refineries, oil sands, energy related processing, chemical processing, rubber plants and agribusiness.  Heatec has the technical staff to custom design heating systems and has systems operating as large as 50 million BTU's per hour.

CEI designs, engineers, manufactures and markets thermal fluid heaters, storage tanks, rubberized asphalt and polymer blending systems and concrete production plants for the polymer, concrete and other industries.  CEI designs and builds heaters with outputs up to 50 million BTU's per hour and portable, vertical and stationary storage tanks up to 50 thousand gallons in capacity.  CEI is a leading supplier of crumb rubber blending plants in the U.S.

GEFCO, which began operations in 1931, designs and manufactures portable drilling rigs and related equipment for the water well, environmental, groundwater monitoring, construction, mining and shallow oil and gas exploration and production industries. Portable drilling rigs are offered in a variety of designs with optional equipment, including truck, trailer or track mounted units, diesel engine on deck or Power Take Off powered units, hydraulic pump drives, transmission, hydraulic pumps and motors, hydraulic cylinders, gear boxes, plumbing and all related controls.

GEFCO is in the process of introducing a new, smaller drilling rig with improved functionality to serve certain geographic locations in the residential geothermal and water well markets.  The new rigs will be offered in both truck-mounted and track-mounted options.

Astec Underground (also referred to as GEFCO-Loudon) manufactures and markets a trailer-mounted double fluid pumper for use in the hydraulic fracturing and the oil and gas extraction industries.  The units include engines, transmissions, gearboxes, application-specific cooling packages, a displacement tank, plumbing and all related controls.  GEFCO Loudon also produces and sells large oil and gas well drilling equipment previously produced by American Augers and provides contract manufacturing for several of the other Astec companies.  The Company plans to close GEFCO Loudon manufacturing facility by May 2015 and transfer the product lines being produced there to the GEFCO Enid Oklahoma facility.  The costs to close the facility are expected to be immaterial and to be less than the savings achieved from combining the two operations.

Peterson designs, engineers, manufactures and distributes large whole-tree pulpwood chippers, biomass chippers, horizontal grinders and blower trucks primarily for the construction, landscaping, recycling, and biomass energy markets.  A deck screen model for the wood chipping and grinding market is produced for Peterson by JCI.  Peterson has granted rights under a licensing agreement to Morbark, USA, whereby Morbark may produce and sell certain grinder equipment covered by a Peterson patent.

Marketing

The Energy Group markets its products domestically through a combination of employee sales agents, manufacturer reps and distributors while international sales are typically accomplished with the assistance of independent sales agents.  The group's products are marketed by approximately 65 direct sales employees, 40 domestic independent distributors and 28 international independent distributors. Customers typically include oil and gas field operators, industrial product manufacturers, independent contractors and government agencies.  The market for the Company's heat transfer equipment is diverse because of the multiple applications for such equipment.

Raw Materials

Raw materials used in the manufacture of products in the Energy Group include carbon steel and various types of alloy steel, which are normally purchased from distributors and other sources.  Raw materials for manufacturing are normally readily available.  Most steel is delivered on a "just-in-time" arrangement from suppliers to reduce inventory requirements at the manufacturing facilities, but steel is occasionally inventoried after purchase.  Components used in the manufacturing process include engines, hydraulic pumps and motors, gearboxes, power transmissions and electronic systems.

Competition

The Energy Group faces strong competition in price, service and product performance and competes both with large companies that have resources significantly greater than those of the Company and with various smaller manufacturers.  Major competitors include Gencor, ADM, Meeker, Versa Drill, Schramm, Atlas Copco, National Oil Well, Blohm & Vos, Oil Country, NOV/Rolligon, Stewart & Stevenson, Dragon, Morback, Power Screen (Terex), Precision Doppstadt and Stewart & Stevenson.

Employees

At December 31, 2014, the Energy Group segment employed 861 individuals, of which 603 were engaged in manufacturing, 95 in engineering and 163 in selling, general and administrative functions.  GEFCO has a collective bargaining agreement in place for approximately 90 manufacturing employees.  The current agreement expires on May 31, 2016. None of the other employees of the Energy Group are covered by collective bargaining agreements.

Backlog

The backlog for the Energy Group at December 31, 2014 and 2013 was approximately $95,072 and $48,100, respectively.  Management expects all but approximately $12,000 of the current backlog to be filled in 2015.

Corporate (Other Business Units)

This category consists of the two business units that do not meet the requirements of separate disclosure as an operating segment or inclusion in one of the other reporting segments and includes Astec Industries, Inc., the parent company, and Astec Insurance Company, a captive insurance company.  These two companies provide support and corporate oversight for all the other business units.  The Company records U.S. federal income tax expenses for all business segments on the parent company's books; therefore these taxes are included in the Corporate category for segment reporting.

Employees

At December 31, 2014, the Corporate category employed 43 individuals, all of which were engaged in selling, general and administrative functions.

Common to All Operating Segments

The following information applies to all operating segments of the Company.

Raw Materials

Steel is a major component in the Company's equipment.  After steadily increasing during the majority of 2014, steel prices for the first quarter of 2015 are returning to levels consistent with early 2014. Robust import activity is expected to continue into the second quarter of 2015, which should support only modest increases if demand improves. The Company continues to utilize forward-looking contracts coupled with advanced steel purchases to minimize the impact of price increases.  The Company will review the trends in steel prices entering into the second half of 2015 and establish future contract pricing accordingly.

Government Regulations

The Company is subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States and other countries.  The Environmental Protection Agency, the Occupational Safety & Health Administration, other federal agencies and certain state agencies have the authority to promulgate regulations that have an effect on the Company's operations.  Many of these federal and state agencies may seek fines and penalties for violations of these laws and regulations.  The Company has been able to operate under these laws and regulations without any material adverse effect on its business.

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

Compliance with these government regulations has no material effect on the Company's capital expenditures, earnings, or competitive position within the market.

Employees

At December 31, 2014, the Company and its subsidiaries employed 3,952 individuals, of which 2,736 were engaged in manufacturing, 396 in engineering, including support staff, and 820 in selling, administrative and management functions.

Other than the Telsmith and Osborn labor agreements described under the "Employee" subsection of the Aggregate and Mining Group above and the GEFCO labor agreement described under the "Employee" subsection of the Energy Group above, there are no other collective bargaining agreements applicable to employees of the Company or its subsidiaries.  The Company considers its employee relations to be good.

Manufacturing

The Company manufactures many of the component parts and related equipment for its products, while several large components of its products are purchased "ready-for-use".  Such items include engines, axles, tires and hydraulics.  In many cases, the Company designs, engineers and manufactures custom component parts and equipment to meet the particular needs of individual customers.  Manufacturing operations during 2014 took place at 19 separate locations.  The Company's manufacturing operations consist primarily of fabricating steel components and the assembly and testing of its products to ensure that the Company achieves quality control standards.

Seminars and Technical Bulletins

The Company periodically conducts technical and service seminars, which are primarily for dealer representatives, contractors, owners, employees and other users of equipment manufactured by the Company.  In 2014, approximately 430 representatives of contractors and owners of hot-mix asphalt plants attended seminars held by the Company in Chattanooga, Tennessee.  These seminars, which are taught by Company management and employees, along with select outside speakers and discussion leaders, cover a range of subjects, including, but not limited to, technological innovations in the hot-mix asphalt, aggregate processing, paving, milling and recycling markets.

The Company also sponsors executive seminars for the management of the customers of Astec, Heatec, CEI and Roadtec.  Primarily, members of the Company's management conduct the various seminars, but outside speakers and discussion leaders are also utilized.

During 2014, nine service training seminars were held at the Roadtec facility for approximately 550 customer representatives, and seven remote seminars were conducted at other locations for approximately 230 additional customer personnel.  Telsmith conducted four technical seminars for approximately 125 customer and dealer representatives during 2014.  KPI, JCI and AMS jointly conduct National Dealers Conference, an annual dealer event. The event offers the entire dealer network a preview of future products, marketing and promotional programs to help dealers operate successful businesses. In addition to this event, the companies also provide factory customer and dealer training and on-site local, regional and national sales training programs throughout the year.

In addition to seminars, the Company publishes a number of technical bulletins and information bulletins detailing various technological and business issues relating to the industries in which it operates.

Patents and Trademarks

The Company seeks to obtain patents to protect the novel features of its products and processes.  The Company's subsidiaries hold 77 United States patents and 37 foreign patents.  The Company's subsidiaries have 43 United States and 74 foreign patent applications pending.

The Company and its subsidiaries have 81 trademarks registered in the United States, including logos for Astec, Astec Dillman, Astec Underground, Carlson Paving, CEI, Gefco, Heatec, JCI, Peterson Pacific, Roadtec, and Telsmith, and the names ASTEC, CARLSON, HEATEC, JCI, KOLBERG, PETERSON, ROADTEC and TELSMITH, as well as a number of other product names.  The Company also has 77 trademarks registered in foreign jurisdictions, including Australia, Brazil, Canada, China, France, Germany, Great Britain, India, Italy, Mexico, South Africa, South Korea, Thailand, Vietnam and the European Union.  The Company and its subsidiaries have 5 United States and 21 foreign trademark registration applications pending.

Engineering and Product Development

The Company dedicates substantial resources to engineering and product development. At December 31, 2014, the Company and its subsidiaries had 396 full-time individuals employed in engineering and design capacities.

Seasonality and Backlog

Revenues for recent years, adjusted for acquisitions, have been strongest during the first half of the year, with the second half of the year consistently being weaker. We expect future operations in the near term to be typical of this historical trend.

As of December 31, 2014 and 2013, the Company had a backlog for delivery of products at certain dates in the future of approximately $332,051 and $298,193, respectively.  The 2013 backlog has been adjusted to include Telestack's (which was acquired in April 2014) backlog.  The Company's contracts reflected in the backlog generally are not, by their terms, subject to termination.  Management believes the Company is in substantial compliance with all manufacturing and delivery timetables.

Competition

Each business segment operates in domestic markets that are highly competitive with respect to price, service and product quality.  While specific competitors are named within each business segment discussion above, imports do not generally constitute significant competition for the Company in the United States, except for milling machines and track-mounted crushers.  In international sales, however, the Company often competes with foreign manufacturers that may have a local presence in the market the Company is attempting to penetrate.

In addition, asphalt and concrete are generally considered competitive products as a surface choice for new roads and highways.  A portion of the interstate highway system is paved in concrete, but over 90% of all surfaced roads in the United States are paved with asphalt.  Although concrete is used for some new road surfaces, asphalt is used for most resurfacing.

Available Information

The Company's internet website can be found at www.astecindustries.com.  We make available, free of charge on or through our internet website, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed with, or furnished to, the Securities and Exchange Commission. Information contained in our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

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

Worldwide economic conditions and the international credit markets have significantly deteriorated in recent years and may remain depressed for the foreseeable future. Continued deterioration of economic conditions and credit markets could adversely impact our earnings as sales of our products are sensitive to general declines in U.S. and foreign economies and the ability of our customers to obtain credit.  In addition, we rely on the capital markets and the banking markets to meet our financial commitments and short-term liquidity needs if internal funds are not available from our operations. Further disruptions in the capital and credit markets, or deterioration of our creditors' financial condition, could adversely affect the Company's ability to draw on its revolving credit facility.  The Company's current credit facility expires in April 2017, and deterioration in the credit markets could make it more difficult or expensive for us to replace our current credit facility, enter into a new credit facility or obtain additional financing.

A decrease or delay in government funding of highway construction and maintenance may cause our revenues and profits to decrease.

Many of our customers depend on government funding of highway construction and maintenance and other infrastructure projects.  Any decrease or delay in government funding of highway construction and maintenance and other infrastructure projects could cause our net sales and profits to decrease.  Historically, federal government funding of infrastructure projects has typically been accomplished through bills that establish funding over a multi-year period, such as the Safe, Accountable, Flexible and Efficient Transportation Equity Act - A Legacy for Users ("SAFETEA-LU"), which provided $286.5 billion to fund federal transit projects from 2004 to 2009.  SAFETEA-LU funding expired on September 30, 2009, and federal transportation funding has operated on a number of shorter term appropriations since that date. The most recent funding legislation funds federal transportation expenditures through May 31, 2015.

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

A significant change in the price or availability of oil could reduce demand for our products.  Significant increases in the purchase price of certain raw materials used to manufacture our equipment could have a negative impact on the cost of production and related gross margins.

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

Contrary to the impact of increasing oil prices on many of the Company's products impacted by changes in the cost of asphalt mix as discussed above, the products manufactured by the Company's Energy Group, which are used in drilling for oil and natural gas, in heaters for refineries and oil sands, and in double fluid pump trailers for fracking and oil and gas extraction, would be negatively impacted by lower oil and natural gas prices, to the extent that such lower prices lead to decreased development in the oil and natural gas production industries.

        Steel is a major component in the Company's equipment. Steel prices fluctuate routinely. Our reliance on third-party suppliers for steel and other raw materials exposes us to volatility in the prices and availability of these materials. Price increases or a decrease in the availability of these raw materials could increase our operating costs and adversely affect our financial results.

Acquisitions that we have made in the past and future acquisitions involve risks that could adversely affect our future financial results.

We have completed several acquisitions in the past, including the acquisition of Telestack Ltd in April 2014.  We may acquire additional businesses in the future.  We may be unable to achieve the benefits expected to be realized from our acquisitions.  In addition, we may incur additional costs and our management's attention may be diverted because of unforeseen expenses, difficulties, complications, delays and other risks inherent in acquiring businesses, including the following:

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

In 2014, international sales represented approximately 32.9% of our total sales as compared to 35.8% in 2013.  We plan to continue our significant sales and production efforts in international markets.  In connection with any increase in international sales efforts, we will need to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist.  Any difficulties in expanding our international sales may divert management's attention from our existing operations.  In addition, international revenues are subject to the following risks:

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

As of December 31, 2014, we were in compliance with the financial covenants contained in our credit agreement with Wells Fargo Bank, N.A.  However, in the future we may be unable to comply with the financial covenants in our credit facility or to obtain waivers with respect to such financial covenants.  If such violations occur, the Company's creditors could elect to pursue their contractual remedies under the credit facility, including requiring immediate repayment in full of all amounts then outstanding.  As of December 31, 2014, the Company had no outstanding borrowings under the Wells Fargo credit agreement but did have $12,645 of letters of credit outstanding under the credit agreement.  Additional amounts may be borrowed in the future.  The Company's Osborn, Astec Brazil, and Astec Australia subsidiaries have their own independent loan agreements in place.

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

We manufacture heavy machinery, which is used by our customers at excavation and construction sites, ports and inland terminals and on high-traffic roads.  Any defect in or improper operation of our equipment can result in personal injury and death, and damage to or destruction of property, any of which could cause product liability claims to be filed against us.  The amount and scope of our insurance coverage may not be adequate to cover all losses or liabilities we may incur in the event of a product liability claim.  We may not be able to maintain insurance of the types or at the levels we deem necessary or adequate or at rates we consider reasonable.  Any liabilities not covered by insurance could reduce our profitability or have an adverse effect on our financial condition.

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

In the past, we have experienced negative margins on certain large projects. These large contracts included both existing and innovative equipment designs, on-site construction and minimum production levels.  Since it can be difficult to achieve the expected production results during the project design phase, field testing and redesign may be required during project installation, resulting in added cost. In addition, due to any number of unforeseen circumstances, which can include adverse weather conditions, projects can incur extended construction and testing delays which can cause significant cost overruns.  We may not be able to sufficiently predict the extent of such unforeseen cost overruns and may experience significant losses on specialized projects.  Additionally, the Company typically incurs substantial research and development costs each year and has historically received significant research and development tax credits due to these expenditures.  While these tax credits were approved through 2014, they may not be approved for future years.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The location, approximate square footage, acreage occupied and principal function and use by the Company's reporting segments of the properties owned or leased by the Company are set forth below:

Location	Approximate Square Footage	Approximate Acreage	Principal Function (Use by Segment)
Chattanooga, Tennessee	518,000	63	Offices, manufacturing and training center – Astec (Infrastructure Group)
Chattanooga, Tennessee	-	51	Storage yard – Astec (Infrastructure Group)
Rossville, Georgia	40,500	3	Manufacturing – Astec (Infrastructure Group)
Prairie du Chien, Wisconsin	91,500	39	Manufacturing – Dillman division of Astec (Infrastructure Group)
Chattanooga, Tennessee	109,700	15	Offices and manufacturing – Heatec (Energy Group)
Chattanooga, Tennessee	237,000	15	Offices, manufacturing and training center – Roadtec (Infrastructure Group)
Chattanooga, Tennessee	51,200	7	Manufacturing – Roadtec (Infrastructure Group)
Chattanooga, Tennessee	14,100	--	Leased Hanger and Offices – Astec Industries, Inc. (Corporate)
Chattanooga, Tennessee	10,000	2	Corporate offices – Astec Industries, Inc. (Corporate)
Mequon, Wisconsin	236,000	30	Offices and manufacturing – Telsmith (Aggregate and Mining Group)
Sterling, Illinois	60,000	8	Offices and manufacturing – AMS (Aggregate and Mining Group)
Orlando, Florida	9,000	--	Leased machine repair and service facility – Roadtec (Infrastructure Group)
Loudon, Tennessee	327,000	112	Offices and manufacturing – Astec Underground (Energy Group)

Location	Approximate Square Footage	Approximate Acreage	Principal Function (Use by Segment)
Chattanooga, Tennessee	63,000	--	Leased warehouse – Roadtec (Infrastructure Group)
Eugene, Oregon	130,000	8	Offices and manufacturing – JCI (Aggregate and Mining Group)
Albuquerque, New Mexico	115,000	14	Offices and manufacturing – CEI (Energy Group) (partially leased to a third party)
Yankton, South Dakota	312,000	50	Offices and manufacturing – KPI (Aggregate and Mining Group)
Thornbury, Ontario, Canada	60,500	12	Offices and manufacturing – BTI (Aggregate and Mining Group)
Walkerton, Ontario Canada	655	--	Leased engineering office – BTI (Aggregate and Mining Group)
Riverside, California	12,500	--	Leased offices, sales, assembly and warehouse – BTI (Aggregate and Mining Group)
Solon, Ohio	8,900	--	Leased offices, sales, assembly and warehouse – BTI (Aggregate and Mining Group)
Tacoma, Washington	55,850	8	Offices and manufacturing – Carlson (Infrastructure Group)
Tacoma, Washington	4,400	1	R&D/Services Offices-Carlson (Infrastructure Group)
Cape Town, South Africa	4,600	--	Leased sales office and warehouse – Osborn (Aggregate and Mining Group)
Durban, South Africa	3,800	--	Leased sales office and warehouse – Osborn (Aggregate and Mining Group)
Witbank, South Africa	1,000	--	Leased sales office and warehouse – Osborn (Aggregate and Mining Group)
Tullamarine, Australia	6,000	--	Leased office, warehouse and storage yard-Astec Australia Pty Ltd (Infrastructure Group)

Location	Approximate Square Footage	Approximate Acreage	Principal Function (Use by Segment)
Johannesburg, South Africa	239,000	21	Offices and manufacturing – Osborn (Aggregate and Mining Group)
Eugene, Oregon	130,000	7	Offices and manufacturing – Peterson Pacific Corp. (Energy Group)
Enid, Oklahoma	350,000	42	Offices and manufacturing – GEFCO, Inc. (Energy Group)
West Columbia, South Carolina	12,300	--	Leased distribution center – Peterson Pacific Corp. (Energy Group)
Acacia Ridge, Australia	31,000	5	Offices, warehousing, service, light fabrication and storage yard – Astec Australia Pty Ltd (Infrastructure Group)
Montgomery, Illinois	3,000	--	Leased warehouse - Roadtec (Infrastructure Group)
Canning Vale, Australia	9,000	--	Leased office, warehouse and storage yard - Astec Australia Pty Ltd (Infrastructure Group)
Hameln, Germany	35,300	3	Offices and ight assembly - Asphalt Mobile Machinery GmbH (Infrastructure Group)
Vespasiano-MG Brazil	132,400	10	Offices and manufacturing - Astec Brazil (Aggregate and Mining Group
Omagh, Northern Ireland	85,000	8	Offices and manufacturing-Telestack (Aggregate and Mining Group)

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

During 2004 the Company received notice from the Environmental Protection Agency that it may be responsible for a portion of the costs incurred in connection with an environmental cleanup in Illinois.  The discharge of hazardous materials and associated cleanup relate to activities occurring prior to the Company's acquisition of Barber Greene in 1986.  The Company believes that over 300 other parties have received similar notice.  At this time, the Company is unable to predict whether the EPA will seek to hold the Company liable for a portion of the cleanup costs or the amount of any such liability.

Item 4. Mine Safety Disclosures

None.

Executive Officers

The name, title, ages and business experience of the executive officers of the Company are listed below.

Benjamin G. Brock has served as the Company's Chief Executive Officer and President since January 2014.  He previously served as the Vice President and President of the Company's Asphalt Group from August 2012 to December 2013 and as President of Astec, Inc. from 2006 to 2013. From 2003 until 2006 he held the position of Vice President - Sales of Astec, Inc. and Vice President/General Manager of CEI Enterprises, Inc. from 1997 until 2002. Mr. Brock's career with Astec began as a salesman in 1993. Mr. Brock is the son of J. Don Brock, Chairman of the Company. Mr. Brock has been a Director of the Company since 2013.  He is 44.

David C. Silvious, a Certified Public Accountant, has served as the Vice President, Chief Financial Officer and Treasurer of the Company since August 2011. He previously served as Corporate Controller of the Company from 2005 to 2011 and as Corporate Financial Analyst from 1999 to 2005. Mr. Silvious also serves as Treasurer of each of the Company's U.S. operating subsidiaries and Vice President of Astec Insurance Company. He is 47.

Richard J. Dorris has served as the Company's Chief Operating Officer and Executive Vice President since January 2014.  He previously served as the Group Vice President and President of the Company's Energy Group from August 2012 to December 2013 and as President of Heatec, Inc. from 2004 to January 2014.  From 1999 to 2004 he held the positions of National Accounts Manager, Project Manager and Director of Projects for Astec, Inc. Prior to joining Astec, Inc. he was President of Esstee Manufacturing Company from 1990 to 1999 and was Sales Engineer from 1984 to 1990. He is 54.

J. Don Brock has served as the Company's Chairman of the Board since 1975 and as Chairman of the Company since January 2014.  He also served as President of the Company from its incorporation in 1972 until August 2012 and as the Chief Executive Officer of the Company until December 2013.  Dr. Brock also serves as a director and a member of the Audit Committee of The Dixie Group, Inc., a public company in the floor-covering manufacturing business.  Dr. Brock is the father of Benjamin G. Brock, who is the Chief Executive Officer, President and a Director of the Company.  Dr. Brock has been a Director of the Company since 1972.  He is 76.

W. Norman Smith has served as the Vice Chairman of the Company and also Vice Chairman of its Board of Directors since January 2014.  He previously served as the President and Chief Operating Officer of the Company from August 2012 to December 2013, as Group President of the Company's Mobile Asphalt Paving Group from October 2013 until January 2014, as the Group Vice President – Asphalt of the Company from 1998 until August 2012, as the President of Astec, Inc., a subsidiary of the Company, from 1994 until 2006, and as the President of Heatec, Inc., a subsidiary of the Company, from 1977 until 1994.  Mr. Smith is a registered professional engineer. Mr. Smith has been a Director of the Company since 1982.  He is 75.

Richard A. Patek has served as the Group President of the Company's Aggregate & Mining Group since October 2013 after having served as the Group's Vice President since 2008. He has also served as President of Telsmith, Inc. from May 2001 until February 2013. He served as President of Kolberg-Pioneer, Inc. from 1997 until 2001. From 1995 to 1997, he served as Director of Materials of Telsmith, Inc. From 1992 to 1995, Mr. Patek was Director of Materials and Manufacturing of the former Milwaukee plant location. From 1978 to 1992, he held various manufacturing management positions at Telsmith. Mr. Patek also served as the 2014 Chairman for the Association of Equipment Manufacturers (AEM) and a corporate board member for the Milwaukee School of Engineering.  Mr. Patek was elected to the E.D. Etnyre & Company board of directors in December 2014 He is 58.

Jeffery J. Elliott has served as the Group Vice President of the Company's Aggregate & Mining Group since July 2014.  He served as the President of Johnson Crushers, Inc. from 2001 until July 2014. From 1999 to 2001, he served as Senior Vice President for Cedarapids, Inc. (a Terex company), and from 1996 to 1999, he served as Vice President of the Crushing and Screening Group. From 1978 to 1996, he held various domestic and international sales and marketing positions with Cedarapids, Inc. He is 61.

Stephen C. Anderson has served as Vice President of Administration since August 2011, as Secretary of the Company since January 2007 and as the Director of Investor Relations since January 2003. Mr. Anderson also serves as the Company's Compliance Officer and manages the corporate information technology and aviation departments. He has also been President of Astec Insurance Company since January 2007. He was Vice President of Astec Financial Services, Inc. from 1999 to 2002. Prior to his employment with the Company, Mr. Anderson spent a combined fourteen years in commercial banking with AmSouth and SunTrust Banks. He is 51.

Robin A. Leffew has served as Corporate Controller since August 2011 and also serves as Secretary of Astec Insurance Company. She previously served as the Company's Director of Internal Audit from 2005 to 2011 and Controller of Astec, Inc. from 1990 to 2005. From 1987 to 1990, she served as Corporate Financial Analyst for the Company. She is 53.

Michael A. Bremmer has served as the President of CEI Enterprises, Inc. since 2006. From 2003 until 2006, he held the position of Vice President and General Manager of CEI Enterprises, Inc. From 2001 until 2003, he held the position of Director of Engineering of CEI Enterprises, Inc. He is 59.

Chris Colwell has served as President of Carlson Paving Products since May 2011. Prior to joining Astec, Mr. Colwell held the position of Regional Operations Manager for Alta Equipment Company from 2010 to 2011. From 2008 to 2010 he served as Vice President-Asphalt Division for Wolverine Tractor and Equipment Company. From 1999 to 2008 Mr. Colwell served as President of Colwell Equipment Company Incorporated where he previously served in various positions since 1985 including General Manager, Director of Management Information Systems, Assistant Controller and Product Support Manager. He is 49.

Larry R. Cumming has served as the President of Peterson Pacific Corp. since 2007. He joined the company in 2003, prior to which he held positions of General Manager and Chief Executive Officer of Peterson, Inc. Prior to joining Peterson, he held senior management positions in North America and Europe with Timberjack and John Deere (Deere acquired Timberjack in 2000). Mr. Cumming also held prior positions with Timberjack as Vice President Engineering and Senior Vice President Sales and Marketing, Chief Operating Officer and Executive Vice President Product Supply. He is a registered professional engineer in the Province of Ontario. Mr. He is 66.

Timothy Gonigam has served as the President of Astec Mobile Screens, Inc. since 2000. From 1995 to 2000, Mr. Gonigam held the position of Sales Manager of Astec Mobile Screens, Inc. He is 52.

Aaron Harmon has served as President of GEFCO, Inc. since its acquisition by the Company in October 2011. He previously served as President of the GEFCO Division of Blue Tee Corp. since 2005. Mr. Harmon joined GEFCO in 1995 and has served in several capacities within the organization including V. P. of North American Sales and Operations Manager. He is 41.

Matthew B. Haven has served as the President of Telsmith, Inc. since February 2013.  He previously served as Executive Vice President and General Manager of Telsmith from January 2012 to February 2013 and as Vice President from 2008 to 2011.  Mr. Haven joined Telsmith in January 1997 and served as Chief Engineer, Research and Development and Director of Engineering prior to his appointment as Vice President.  Prior to joining Telsmith, Mr. Haven served as Chief Engineer, Product Design and Development of Cedarapids, Inc.  He is 53.

Tom Kruger has served as the Managing Director of Osborn Engineered Products SA (Pty) Ltd since 2005. For the previous five years, Mr. Kruger was employed as Operations Director of Macsteel Tube and Pipe (Pty) Ltd, a manufacturer of carbon steel tubing in Johannesburg, South Africa. He served as Sales and Marketing Director of Macsteel prior to becoming Operations Director. From 1993 to 1998, Mr. Kruger was employed by Barloworld Ltd as Operations Director and Regional Managing Director responsible for a trading organization in steel, tube and water conveyance systems. Prior to that, he held the position of Works Director. He is 57.

Jeffrey L. May has served as the President of Kolberg-Pioneer, Inc. since September 2013.  He previously served as the Vice President of Operations and Finance of Kolberg-Pioneer, Inc. from 2011 to 2013 and as Controller of Kolberg-Pioneer, Inc. from 1997 to 2010.  He is 51.

Adrian A. McCutcheon has served as Managing Director of Telestack Limited since its acquisition by the Company in April 2014.  He previously served as Part Owner / Managing Director of the company prior to acquisition from May 2008. He previously held a number of positions in finance, operations and business development within the Terex Material Processing division of Terex Corporation. Mr. McCutcheon is a Qualified Chartered Management Accountant.  He is 43.

Jeffrey L. Richmond, Sr. has served as the President of Roadtec, Inc. since 2004. From 1996 until 2004, he held the positions of Sales Manager, Vice President of Sales and Marketing and Vice President/General Manager of Roadtec, Inc. He is 59.

Jeffrey M. Schwarz has served as President of Johnson Crushers, Inc. ("JCI") since July 2014.  He joined JCI as General Manager of AggReCon West, a division of JCI responsible for selling direct in the Pacific Northwest.  Prior to joining JCI he was Aggregates Manager for Kerr Contractors and held several management positions with a construction materials supplier from 1995 to 2008.  He is 48.

Donald J. Sissons has served as the President of Breaker Technology Ltd. and Breaker Technology Inc. since January 2014.  He previously served as Vice President of Manufacturing Operations from 2012 to January 2014 and as Plant Operations Manager from December 2003 until January 2012.  Mr. Sissons is registered as a Professional Engineer. He is 48.

David H. Smale has served as the General Manager of Astec Australia Pty Ltd since 2008. He served as the General Manager of Allen's Asphalt from 2006 to 2008 and as their Operations Manager from 2004 to 2006. He is 59.

Malcolm L. Swanson has served as the President of Astec, Inc. since January 2014.  He previously served as Vice President – Engineering of Astec, Inc. from 1995 to 2013 and as Chief Engineer of Astec, Inc. from 1989 to 1995.  Prior to joining Astec, Inc., Mr. Swanson worked as a design engineer and project manager for Combustion Engineering of Chattanooga, TN in both the Fossil and Nuclear Power divisions. Mr. Swanson is a Professional Engineer holding registration in eight states.  He is 66.

Thomas H. Wilkey has served as the President of Heatec, Inc. since January 2014.  From 1987 to 2004, he held the positions of Sales coordinator, Sales Manager, and Vice-President of Sales of Heatec, Inc., and in 2004 he became its Executive Vice President.  He is 61.

PART II

Item 5. Market for Registrant's Common Equity; Related Stockholder Matters and Issuer Purchases
of Equity Securities

The Company's Common Stock is traded in the Nasdaq National Market under the symbol "ASTE."  The Company paid a cash dividend of $1.00 per share on its Common Stock in the fourth quarter of 2012 and paid quarterly cash dividends of $0.10 per quarter from the second quarter of 2013 through the fourth quarter of 2014.  Prior to 2012, the Company had not paid any cash dividends.

The high and low sales prices of the Company's Common Stock as reported on the Nasdaq National Market for each quarter during the last two fiscal years are as follows:

	Price Per Share
2014	High	Low
1st Quarter	$46.00	$35.07
2nd Quarter	$44.27	$38.00
3rd Quarter	$44.97	$36.45
4th Quarter	$41.09	$34.28

	Price Per Share
2013	High	Low
1st Quarter	$36.99	$33.50
2nd Quarter	$35.85	$30.87
3rd Quarter	$37.50	$33.15
4th Quarter	$39.01	$33.23

As of February 17, 2015 there were approximately 300 record holders of the Company's Common Stock.

Item 6. Selected Financial Data

Selected financial data appears in Appendix "A" of this Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations appears in Appendix "A" of this Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Information regarding the Company's market risk appears in Appendix "A" of this Report under the heading "Market Risk and Risk Management Policies."

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

Management's Report on Internal Control over Financial Reporting
Management's report appears in Appendix A of this Report.

Changes in Internal Controls
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fourth quarter of the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding the Company's directors, director nominating process, audit committee and audit committee financial expert is included under the captions "Certain Information Concerning Nominees and Directors" and "Corporate Governance" in the Company's Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 23, 2015 (referred to herein as the Company's 2015 Proxy Statement), which is incorporated herein by reference.  Information regarding compliance with Section 16(a) of the Exchange Act is also included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2015 Proxy Statement, which is incorporated herein by reference.  Information with respect to our executive officers is set forth in Part I of this Report under the caption "Executive Officers."

The Company's Board of Directors has approved a Code of Conduct and Ethics that applies to the Company's employees, directors and officers (including the Company's principal executive officer, principal financial officer and principal accounting officer).  The Code of Conduct and Ethics is available on the Company's website at www.astecindustries.com/investors/.

Item 11. Executive Compensation

Information included under the captions "Compensation Discussion and Analysis", "Executive Compensation", "Director Compensation", "Corporate Governance—Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the Company's 2015 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder
  Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2014 regarding compensation plans under which the Company's equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, Rights and RSU's		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders (1)	197,864	(2)	$28.13	(3)	636,336	(4)

Equity Compensation Plans Not Approved by Shareholders (5)	22,072	(6)	$30.52	(7)	91,255	(8)
Total	219,936				727,591

(1)	These plans consist of our 1998 Long-Term Incentive Plan, our 2006 Incentive Plan and our 2011 Incentive Plan.
(2)
Includes 729 Stock Options granted under our 1998 Long-Term Incentive Plan, 136,370 Restricted Stock Units granted under our 2006 Incentive Plan and 60,765 Restricted Stock Units granted under our 2011 Incentive Plan.

(3)	Weighted average exercise price of outstanding Stock Options; excludes Restricted Stock Units.
(4)	Represents shares available for issuance under our 2011 Incentive Plan.
(5)	This plan consists of our 1998 Non-Employee Director Stock Incentive Plan.
(6)	Includes 1,686 Stock Options and 20,386 Deferred Stock Units granted under our 1998 Non-Employee Director Stock Incentive Plan.
(7)	Weighted average exercise price of outstanding Stock Options; excludes Deferred Stock Units.
(8)	Represents shares available for issuance under our 1998 Non-Employee Director Stock Incentive Plan.

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

Information included under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Company's 2015 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information included under the captions "Corporate Governance—Independent Directors" and "Transactions with Related Persons" in the Company's 2015 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information included under the caption "Audit Matters" in the Company's 2015 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)  The following financial statements and other information appear in Appendix "A" to this Report and are filed as a part hereof:

Selected Consolidated Financial Data.
Management's Discussion and Analysis of Financial Condition and Results of Operations.
Management's Report on Internal Control over Financial Reporting.
Reports of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets at December 31, 2014 and 2013.
Consolidated Statements of Income for the Years Ended December 31, 2014, 2013 and 2012.
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012.
Consolidated Statements of Equity for the Years Ended December 31, 2014, 2013 and 2012.
Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules are not filed with this Report because the Schedules are either inapplicable or the required information is presented in the Financial Statements or Notes thereto.

(a)(3) The following Exhibits are incorporated by reference into or are filed with this Report:
3.1
Amended and Restated Charter of the Company, adopted on April 28, 1986 and amended on September 7, 1988, May 31, 1989 and
  January 15, 1999 (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September
  30, 2011).

3.2
Amended and Restated Bylaws of the Company, adopted on March 14, 1990 and amended on July 29, 1993, July 26, 2007 and July 23,
  2008 (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2011).

4.1
Amended and Restated Shareholder Protection Rights Agreement, dated as of December 22, 2005, by and between the Company and
  Mellon Investor Services LLC, as Rights Agent (incorporated by reference from the Company's Current Report on Form 8-K dated
  December 22, 2005).

10.1	Trust under Astec Industries, Inc. Supplemental Retirement Plan, dated January 1, 1996 (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995). *
10.2	Astec Industries, Inc. 1998 Long-Term Incentive Plan (incorporated by reference from Appendix A of the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders). *
10.3	Astec Industries, Inc. 1998 Non-Employee Directors' Stock Incentive Plan (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999). *
10.4	Amendment Number 1 to Astec Industries, Inc. 1998 Non-Employee Directors' Stock Incentive Plan, dated March 15, 2005
(incorporated by reference from the Company's Curent Report on Form 8-K dated March 15, 2005) *

10.5
Amendment Number 2 to the Astec Industries, Inc. 1998 Non-Employee Directors Stock Incentive Plan, dated February 21, 2006
  (incorporated by reference from the Company's Current Report on Form 8-K dated February 27, 2006). *

10.6
Amendment Number 3 to the Astec Industries, Inc. 1998 Non-Employee Directors Stock Incentive Plan (incorporated by reference from the Company's Annual Report on form 10-K for the year ended December 31, 2008). *

10.7	Astec Industries, Inc. 2006 Incentive Plan (incorporated by reference from Appendix A of the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders). *
10.8	Amendment Number 1 to Astec Industries, Inc. 2006 Incentive Plan (incorporated by reference from the Company's Annual Report on form 10-K for the year ended December 31, 2008).*
10.9
Astec Industries, Inc. Supplemental Executive Retirement Plan, as amended and restated through January 1, 2009 (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2008). *

10.10
Amendment One to the Amended and Restated Astec Industries, Inc. Supplemental Executive Retirement Plan effective October 21,
  2010 (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2010). *

10.11	Astec Industries, Inc. 2011 Incentive Plan (incorporated by reference from Appendix A of the Company's Proxy Statement for the 2011 Annual Meeting of Shareholders). *
10.12
Amendment to Appendix A of the Astec Industries, Inc. Supplemental Executive Plan effective August 1, 2011 (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2011). *

10.13
Asset Purchase Agreement, dated August 4, 2011, between Astec Industries, Inc. and Blue Tee Corp. (incorporated by reference from the company's Quarterly Report on 10-Q for the period ended September 30, 2011).

10.14
Amendment to Appendix A of the Astec Industries, Inc. Supplemental Executive Plan effective November 1, 2011 (incorporate by reference from the company's Annual Report on form 10-K for the year ended December 31, 2011). *

10.15
Amended and Restated Credit Agreement, dated as of April 12, 2012, between Astec Industries, Inc. and Certain of its Subsidiaries and
  Wells Fargo Bank, National Association (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2012).

10.16
Stock Purchase Agreement, dated as of October 31, 2012, among Astec Industries, Inc., American Augers, Inc. and The Charles
  Machine Works, Inc. (incorporated by reference from the Company's Annual Report on Form 10-K for the period ending December
  31, 2012).

10.17
Asset Purchase Agreement, dated as of October 31, 2012, among Astec Industries, Inc., Astec Underground, Inc. and The Charles
  Machine Works, Inc. (incorporated by reference from the Company's Annual Report on Form 10-K for the period ending December
  31, 2012).

10.18
Amendment to Appendix A of the Astec Industries, Inc. Supplemental Executive Retirement Plan, effective February 28, 2013
  (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2013). *

10.19
Amendment to "Appendix A" of the Astec Industries, Inc. Supplemental Executive Retirement Plan, effective April 25, 2013
  (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2013). *

10.20
Amendment to "Appendix A" of the Astec Industries, Inc. Supplemental Executive Retirement Plan, effective October 24, 2013
  (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2013). *

10.21
Amendment to "Appendix A" of the Astec Industries, Inc. Supplemental Executive Retirement Plan, effective July 24, 2014
  (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2014). *

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
ANNUAL REPORT ON FORM 10-K

ITEMS 6, 7, 7A, 8, 9A and 15(a)(1), (2) and (3) and 15(b) and 15(c)

INDEX TO FINANCIAL STATEMENTS AND
 FINANCIAL STATEMENT SCHEDULES

ASTEC INDUSTRIES, INC.

FINANCIAL INFORMATION

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except as noted*)

	2014	2013	2012	2011	2010
Consolidated Statement of Income Data
Net sales	$975,5955	$932,998	$936,273	$908,641	$737,084
Gross profit[1]	215,316	207,119	207,951	211,533	175,929
Gross profit %	22.1%	22.2%	22.2%	23.3%	23.9%
Selling, general and administrative expenses[2]	141,490	133,337	136,323	132,371	109,354
Research and development	22,129	18,101	20,520	20,764	15,987
Income from operations	51,697	55,681	51,108	58,398	50,588
Interest expense	720	423	339	190	339
Other income (expense), net	1,207	1,937	1,783	1,082	632
Net income from continuing operations	34,206	39,214	34,210	40,440	34,648
Income (loss) from discontinued operations, net of tax	--	--	3,401	225	(1,269)
Gain on sale of subsidiary, net of tax	--	--	3,378	--	--
Net income	34,206	39,214	40,989	40,665	33,379
Net income attributable to controlling interest	34,458	39,042	40,828	40,563	33,237
Earnings (loss) per common share*
Net income attributable to controlling interest from continuing operations
Basic	1.51	1.72	1.50	1.79	1.53
Diluted	1.49	1.69	1.48	1.76	1.51
Income (loss) from discontinued operations
Basic	--	--	0.30	0.01	(0.06)
Diluted	--	--	0.29	0.01	(0.06)
Net income attributable to controlling interest
Basic	1.51	1.72	1.80	1.80	1.48
Diluted	1.49	1.69	1.77	1.76	1.46

Consolidated Balance Sheet Data
Working capital	$392,062	$388,880	$358,536	$333,719	$318,936
Total assets	805,465	749,291	728,783	719,481	651,549
Total short-term debt	3,841	34	--	--	--
Long-term debt, less current maturities	7,061	510	--	--	--
Total equity	599,352	580,511	550,734	531,298	494,276
Cash dividends declared per common share*	0.40	0.30	1.00	--	--
Book value per diluted common share at year-end*	25.76	24.99	23.82	23.09	21.63

12011 Gross profit includes charges of $2,162 related to sale of utility product line assets in the Energy Group.
22011 Selling, general and administrative expenses include an impairment charge of $2,304 related to aviation equipment classified as held for sale during 2011.

SUPPLEMENTARY FINANCIAL DATA
(in thousands, except as noted*)

Quarterly Financial Highlights (Unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2014Net sales	$238,673	$277,256	$220,157	$239,509
Gross profit	56,757	62,178	43,261	53,120
Net income	9,547	14,489	1,766	8,404
Net income attributable to controlling interest	9,545	14,497	1,916	8,500
Earnings per common share*
Net income attributable to controlling interest:
Basic	0.42	0.64	0.08	0.37
Diluted	0.41	0.63	0.08	0.37

2013Net sales	$247,833	$248,127	$213,177	$223,8611
Gross profit	58,567	55,442	45,787	47,323
Net income	13,251	11,152	6,527	8,284
Net income attributable to controlling interest	13,171	11,092	6,514	8,265
Earnings per common share*
Net income attributable to controlling interest:
Basic	0.58	0.49	0.29	0.36
Diluted	0.57	0.48	0.28	0.36

Common Stock Price*
2014 High	$46.00	$44.27	$44.97	$$41.09
2014 Low	35.07	38.00	36.45	34.28

2013 High	$36.99	$35.85	$37.50	$$39.01
2013 Low	33.50	30.87	33.15	33.23

The Company's common stock is traded in the Nasdaq National Market under the symbol ASTE. Prices shown are the high and low sales prices as announced by the Nasdaq National Market. The Company paid a dividend of $1.00 per share on its common stock in the fourth quarter of 2012. On February 28, 2013, the Company's Board of Directors approved a dividend policy pursuant to which the Company began paying a quarterly $0.10 per share dividend on its common stock beginning in the second quarter of 2013. The Company paid quarterly dividends of $0.10 per common share to shareholders in the second, third and fourth quarters of 2013 and each quarter in 2014. As determined by the proxy search on the record date for the Company's 2015 annual shareholders' meeting, the number of holders of record is approximately 300.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar and share amounts in thousands, except per share amounts, unless otherwise specified)

Explanatory Note

As previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2013 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, due to the recent change in the Company's chief operating decision maker, the sale of a Company subsidiary and other product lines, and the transfer of responsibility for certain product lines between Company subsidiaries, the Company performed an evaluation of its reportable segments composition. This process was completed during the first quarter of 2014 and the composition of the Company's reportable segments was changed beginning with the Company's Form 10-Q for the quarter ended March 31, 2014. Financial information by segment is included in Note 17 to the accompanying financial statements and elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations. Historical segment information included in this Report has been reclassified to reflect the new segment structure.

The following discussion contains forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding forward-looking statements, see "Forward-looking Statements" on page A-19.

Overview

Astec Industries, Inc. (the "Company") is a leading manufacturer and seller of equipment for the road building, aggregate processing, geothermal, water, oil and gas, and wood processing industries. The Company's businesses:

•
design, engineer, manufacture and market equipment that is used in each phase of road building, including quarrying and crushing the aggregate, mobile bulk and material handling solutions, producing asphalt or concrete, recycling old asphalt or concrete and applying the asphalt;

•
design, engineer, manufacture and market additional equipment and components, including equipment for geothermal drilling, oil and natural gas drilling, industrial heat transfer, wood chipping and grinding, and wood pellet processing; and

•	manufacture and sell replacement parts for equipment in each of its product lines.

Astec Industries, Inc. consists of 19 companies: 16 manufacturing companies, 2 companies that operate as dealers for the manufacturing companies and a captive insurance company.  The companies fall within three reportable operating segments: the Infrastructure Group, the Aggregate and Mining Group and the Energy Group. The Infrastructure Group is made up of five business units, three of which design, engineer, manufacture and market a complete line of asphalt plants, asphalt pavers, wood pellet plants and related components and ancillary equipment. The two remaining companies in the Infrastructure Group primarily sell, service and install equipment produced by the manufacturing subsidiaries of the Company with the majority of sales to the infrastructure industry.  The Aggregate and Mining Group consists of eight business units that design, manufacture and market heavy equipment and parts in the aggregate, metallic mining, quarrying, recycling, ports and bulk handling industries. The Energy Group consists of five business units that design, manufacture and market heaters, drilling rigs, concrete plants, wood chippers and grinders, pump trailers, storage equipment and related parts to the oil and gas, construction, and water well industries. The Company also has one other category, Corporate, that contains the business units that do not meet the requirements for separate disclosure as a separate operating segment or inclusion in one of the other reporting segments. The business units in the Corporate category are Astec Insurance Company ("Astec Insurance" or "the captive") and Astec Industries, Inc., the parent company. These two companies provide support and corporate oversight for all the companies that fall within the reportable operating segments.

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

The Company believes that federal highway funding influences the purchasing decisions of the Company's customers, who are typically more comfortable making capital equipment purchases with long-term federal legislation in place. Federal funding provides for approximately 25% of all highway, street, roadway and parking construction in the United States.

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

In recent years, several other countries have implemented infrastructure spending programs to stimulate their economies. The Company believes these spending programs have had a positive impact on its financial performance; however, the magnitude of that impact cannot be determined.

The public sector spending described above is needed to fund road, bridge and mass transit improvements. The Company believes that increased funding is unquestionably needed to restore the nation's highways to a quality level required for safety, fuel efficiency and mitigation of congestion. In the Company's opinion, amounts needed for such improvements are significantly greater than amounts approved to date, and funding mechanisms such as the federal usage fee per gallon of gasoline, which has not been increased in over 20 years, would likely need to be increased along with other measures to generate the funds needed.

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and its impact on customers' purchasing decisions and the price of steel may each affect the Company's financial performance. Economic downturns generally result in decreased purchasing by the Company's customers, which, in turn, causes reductions in sales and increased pricing pressure on the Company's products. Rising interest rates also typically negatively impact customers' attitudes toward purchasing equipment. The Federal Reserve has maintained historically low interest rates in response to the economic downturn which began in 2009; however, interest rates may increase in 2015.

Significant portions of the Company's revenues from the Infrastructure Group relate to the sale of equipment involved in the production, handling, recycling or installation of asphalt mix. Liquid asphalt is a by-product of oil production. An increase or decrease in the price of oil impacts the cost of asphalt, which is likely to alter demand for asphalt and therefore affect demand for certain Company products. While increasing oil prices may have a negative financial impact on many of the Company's customers, the Company's equipment can use a significant amount of recycled asphalt pavement, thereby mitigating the effect of increased oil prices on the final cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt mix. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. Oil prices in 2014 were stable throughout the first half of the year and fell for the last half of the year. Minor fluctuations in oil prices should not have a significant impact on customers' buying decisions. Other factors such as political uncertainty in oil producing countries, interruptions in oil production due to disasters, whether natural or man-made, or other economic factors could significantly impact oil prices which could negatively impact demand for the Company's products. However, the Company believes the lack of confidence surrounding the approval of a long-term federal highway bill has a greater potential to impact the buying decisions of the Company's customers than does the fluctuation of oil prices in 2015.

Contrary to the impact of oil prices and federal funding concerns on many of the Company's Infrastructure Group products as discussed above, the products manufactured by the Energy Group, which are used in drilling for oil and natural gas, in heaters for refineries and oil sands, and in double fluid pump trailers for fracking and oil and gas extraction, would benefit from higher oil and natural gas prices, to the extent that such higher prices lead to increased development in the oil and natural gas production industries. The Company believes further development of domestic oil and natural gas production capabilities is needed and would positively impact the domestic economy and the Company's business.

Steel is a major component in the Company's equipment. Moderate decreases in steel price occurred during the fourth quarter of 2014. Steel prices have stabilized in the first quarter of 2015 with moderate demand and relatively short mill lead times for most products. The Company expects steel prices to remain near current levels in the short-term unless there is significant demand increases due to growth in the broader economy. It is uncertain, however, if these trends will continue throughout the remainder of 2015. The Company continues to utilize forward-looking contracts coupled with advanced steel purchases to minimize the impact of fluctuations in steel prices. The Company will continue to review the trends in steel prices in future months and establish future contract pricing accordingly.

In addition to the factors stated above, many of the Company's markets are highly competitive, and its products compete worldwide with a number of other manufacturers and dealers that produce and sell similar products. During 2010 through mid-2012, a weak dollar, combined with improving economic conditions in certain foreign economies, had a positive impact on the Company's international sales. In 2013 and 2014, the dollar strengthened against many foreign currencies which had a negative effect on pricing in certain foreign markets the Company serves. The Company expects the dollar to remain strong against most foreign currencies in the near term. Increasing domestic interest rates or weakening economic conditions abroad could cause the dollar to continue to strengthen, which could negatively impact the Company's international sales.

In the United States and internationally, the Company's equipment is marketed directly to customers as well as through dealers. During 2014, approximately 75% to 80% of equipment sold by the Company was sold directly to the end user. The Company expects this ratio to remain relatively consistent through 2015.

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

The non-union employees of each subsidiary have the opportunity to earn profit-sharing incentives in the aggregate of up to 10% of each subsidiary's after-tax profit if the subsidiary meets established goals. These goals are based on the subsidiary's return on capital employed, cash flow on capital employed and safety. The profit-sharing incentives for subsidiary presidents and corporate officers are normally paid from a separate formula-driven pool based on the same key performance indicators used in the employee incentive plan.

Results of Operations: 2014 vs. 2013
Net Sales
Net sales increased $42,597 or 4.6% to $975,595 in 2014 from $932,998 in 2013. Sales are generated primarily from new equipment purchases made by customers for use in construction for privately funded infrastructure and public sector spending on infrastructure as well as equipment for the aggregate, mining, quarrying and recycling markets and for the oil and gas and geothermal industries. 2014 sales include $23,781 sales of Telestack Limited, located in Northern Ireland, which was acquired in April 2014.

Domestic sales for 2014 were $654,231 or 67.1% of consolidated net sales compared to $599,054 or 64.2% of consolidated net sales for 2013, an increase of $55,180 or 9.2%. The overall increase in domestic sales for 2014 compared to 2013 reflects the strengthening economic conditions for the Company's products in the domestic market.
International sales for 2014 were $321,364 or 32.9% of consolidated net sales compared to $333,944 or 35.8% of consolidated net sales for 2013, a decrease of $12,580 or 3.8%. International sales decreased due to the economic uncertainties and political unrest in several countries in which the Company markets its products as well as a strengthening U.S. dollar against many foreign currencies. The Company continues its efforts to grow its international business by increasing its presence in the markets it serves.
Parts sales as a percentage of consolidated net sales decreased 40 basis points to 26.1% in 2014 from 26.5% in 2013. In dollars, parts sales increased 3.2% to $254,747 in 2014 from $246,905 in 2013.
Gross Profit
Consolidated gross profit as a percentage of sales remained relatively flat at 22.1% in 2014 vs. 22.2% in 2013.  In dollars, gross profit increased 4.0% to $215,316 in 2014 from $207,119 in 2013.

Selling, General and Administrative Expense
Selling, general and administrative expenses for 2014 were $141,490 or 14.5% of net sales compared to $133,337 or 14.3% of net sales for 2013, an increase of $8,153 or 6.1%. The increase in selling, general and administrative expense was due to an increase in expense related to the ConExpo Show of $3,451 and an increase in payroll and related expense of $3,974 from 2013.
Research and Development
Research and development expenses increased $4,029 or 22.3% to $22,129 in 2014 from $18,100 in 2013. During 2014, the Company increased research and development spending for new products as well as improvements to existing product lines and adaptation of those products to other markets.
Interest Expense
Interest expense in 2014 increased $297 or 70.2%, to $720 from $423 in 2013. The increase in interest expense in 2014 compared to 2013 was primarily related to utilization of credit facilities in Brazil to finance operations of a new manufacturing facility and purchase of related equipment.
Interest Income
Interest income increased $375 or 35.7% to $1,422 in 2014 from $1,047 in 2013. The increase was primarily due to interest received related to the Company's financing of a customer's purchase of the first wood pellet processing plant produced by the Company.
Other Income (Expense), Net
Other income (expense), net was $1,207 in 2014 compared to $1,937 in 2013, a decrease of $730 or 37.7% due to a decrease in investment income as a result of the Company using its short-term investments to fund the acquisition of Telestack Limited in April 2014.
Income Tax
Income tax expense on continuing operations for 2014 was $19,400, compared to $19,028 for 2013. The effective tax rates for 2014 and 2013 were 36.2% and 32.7%, respectively. The effective tax rate increase for 2014 over the effective rate in 2013 was due to an increase in state income tax as well as an increase in valuation allowances, other permanent differences and a decrease in research and development tax credits.
Net Income Attributable To Controlling Interest
The Company had net income attributable to controlling interest of $34,458 in 2014 compared to $39,042 in 2013 a decrease of $4,584, or 11.7%. Earnings per diluted share decreased $0.20 to $1.49 in 2014 from $1.69 in 2013. Weighted average diluted shares outstanding for the years ended December 31, 2014 and 2013 were 23,105 and 23,081, respectively. The increase in shares outstanding is primarily due to the granting of restricted stock units.

Backlog
The backlog of orders at December 31, 2014 was $332,051 compared to $298,193 at December 31, 2013, an increase of $33,858, or 11.4%. The backlog for 2013 has been adjusted to reflect the addition of Telestack Limited to the Company in 2014.  The increase in the backlog of orders was due to an increase in domestic backlog of $21,731 or 10.8% and an increase in international backlog of $12,127 or 12.4%. The Infrastructure Group backlog increased $10,070 or 7.3% from 2013. Included in the Infrastructure Group backlog is $59,275 for a three-line pellet plant order for one customer. The backlog at December 31, 2013 included $20,800 for the first line of the order. Without this order, the Infrastructure backlog would have decreased $28,404 or 24.4% from 2013. The decrease in backlog is attributed to customers' uncertainty around long-term federal highway funding. The Energy Group backlog increased $46,972 or 97.7% from 2013 due in part to the receipt of a large order in late 2014 for an international customer. The Aggregate and Mining Group backlog decreased $23,184 or 20.5% from 2013 due in part to a custom order received in late 2013 for a large crushing, screening and wash plant for a domestic customer.  The Company is unable to determine whether the increase in backlogs was experienced by the industry as a whole.

Net Sales by Segment

	2014	2013	$ Change	% Change
Infrastructure Group	$386,356	$398,399	$(12,043)	(3.0%)
Aggregate and Mining Group	384,883	350,514	34,369	9.8%
Energy Group	204,356	184,085	20,271	11.0%

Infrastructure Group: Sales in this group decreased to $386,356 in 2014 compared to $398,399 in 2013, a decrease of $12,043 or 3.0%. Domestic sales for the Infrastructure Group decreased 1.5% in 2014 compared to 2013 primarily due to customers' uncertainty around long-term federal highway funding. International sales for the Infrastructure Group decreased 6.9% in 2014 compared to 2013. The decrease in international sales was due primarily to the strengthening of the U.S dollar in 2014 and political unrest in certain countries. The decrease in international sales for the Infrastructure Group occurred mainly in Australia and the Post-Soviet States. Parts sales for the Infrastructure Group increased 10.0% in 2014 compared to 2013. The Company believes the increase in parts sales from 2013 to 2014 was due in part to customers' decisions to repair existing equipment instead of purchasing new equipment in response to the lack of a long-term federal highway bill.  The Company also believes a portion of the increase in parts sales was attributed to sales of replacement parts for our competitors' equipment.

Aggregate and Mining Group: Sales in this group were $384,883 in 2014 compared to $350,514 in 2013, an increase of $34,369 or 9.8%. Domestic sales for the Aggregate and Mining Group increased 20.0% in 2014 compared to 2013 primarily due to improving economic conditions and improved demand related to infrastructure, particularly in the oil and gas producing regions of the country. International sales for the Aggregate and Mining Group decreased 0.9% in 2014 compared to 2013. The decrease in international sales for the Aggregate and Mining Group would have been 14.8% without the acquisition of Telestack Limited in April 2014. The decrease in international sales occurred primarily in Canada, Africa and Mexico. Parts sales for the Aggregate and Mining Group decreased 2.3% in 2014 compared to 2013.

Energy Group: Sales in this group were $204,356 in 2014 compared to $184,085 in 2013, an increase of $20,271 or 11.0%. Domestic sales for the Energy Group increased 18.0% in 2014 compared to 2013 primarily due to the rebound of the construction, recycling and biomass energy markets as well as the improved market for energy related processing equipment. International sales for the Energy Group decreased 6.6% in 2014 compared to 2013. The decrease in international sales was due primarily to the strengthening of the U.S dollar in 2014 and political unrest in certain countries. The decrease in international sales occurred in the Post-Soviet States and Africa. Parts sales for the Energy Group increased 1.7% in 2014 due to the increase in sales to the wood grinding market.

Segment Profit (Loss)
	2014	2013	$ Change	% Change
Infrastructure Group	$29,477	$32,814	$(3,337)	(10.2%)
Aggregate and Mining Group	32,900	33,031	(131)	(0.4%)
Energy Group	10,316	4,005	6,311	157.6%
Corporate	(35,270)	(30,367)	(4,903)	(16.1%)

Infrastructure Group: Profit for this group was $29,477 for 2014 compared to $32,814 for 2013, a decrease of $3,337 or 10.2%. This group's profits were negatively impacted by a decrease of $2,170 in gross profit as a result of a decrease in sales of $12,043, and an increase in ConExpo-related expenses of $1,633.

Aggregate and Mining Group: Profit for this group was $32,900 in 2014 compared to $33,031 in 2013, a decrease of $131 or 0.4%. This group's profits were favorably impacted by an increase of $4,129 in gross profit for 2014 as a result of the $34,369 increase in sales from 2013 offset by increased expenses including amortization expense due to acquisition accounting of $1,785 and ConExpo expense of $1,218.

Energy Group: Profit for this group was $10,316 in 2014 compared to profit of $4,005 in 2013, an increase of $6,311 or 157.6%. This group's profits were favorably impacted by an increase of $9,044 or 26.7% in gross profit during 2014 driven by an increase in sales of $20,271 from 2013 and an increase in gross margins from 18.4% in 2013 to 21.0% in 2014 offset by increases in ConExpo expense of $622 and other selling expenses of $1,792.

Corporate: Net corporate expenses were $35,270 in 2014 as compared to $30,307 in 2013, an increase of $4,903, due to increased U.S. federal income taxes and increased payroll costs associated with the January 1, 2014 restructuring of the Company's upper management. Additionally, other income included in this category also declined significantly due to reduced investment income.

Results of Operations: 2013 vs. 2012
Net Sales
Net sales decreased $3,275 or 0.3%, from $936,273 in 2012 to $932,998 in 2013. Sales are generated primarily from new equipment purchases made by customers for use in construction for privately funded infrastructure and public sector spending on infrastructure as well as equipment for the aggregate, mining, quarrying and recycling markets and the oil and gas and geothermal industries.

Domestic sales for 2013 were $599,054 or 64.2% of consolidated net sales compared to $572,522 or 61.1% of consolidated net sales for 2012, an increase of $26,532 or 4.6%. The overall increase in domestic sales for 2013 compared to 2012 reflects the strengthening economic conditions for the Company's products in the domestic market.
International sales for 2013 were $333,944 or 35.8% of consolidated net sales compared to $363,751 or 38.9% of consolidated net sales for 2012, a decrease of $29,807 or 8.2%. International sales decreased due to the economic uncertainties in several countries in which the Company markets its products as well as a strengthening U.S. dollar against many foreign currencies. The Company continues its efforts to grow its international business by increasing its presence in the markets it serves.

Parts sales as a percentage of consolidated net sales increased 20 basis points to 26.5% in 2013 from 26.3% in 2012. In dollars, parts sales increased 0.4% to $246,905 in 2013 from $245,851 in 2012.

Gross Profit
Consolidated gross profit as a percentage of sales remained constant at 22.2% in 2013 and 2012.
Selling, General and Administrative Expense
Selling, general and administrative expenses for 2013 were $133,337 or 14.3% of net sales, compared to $136,323 or 14.6% of net sales for 2012, a decrease of $2,986 or 2.2%. In 2013, the Company recorded $799 of expense related to the 2014 ConExpo Show compared to $143 in 2012. The decrease in selling, general and administrative expense from the prior year was primarily due to a decrease in legal and professional expenses of $1,525.
Research and Development
Research and development expenses decreased $2,419 or 11.8% to $18,101 in 2013 from $20,520 in 2012. During 2013 and 2012, the Company invested heavily in research and development across all segments for numerous new equipment offerings which was showcased at the 2014 ConExpo Show.
Interest Expense
Interest expense in 2013 increased $84, or 24.8%, to $423 from $339 in 2012. The increase in interest expense in 2013 compared to 2012 was primarily due to an increase in bank fees related to the Company's line of credit agreement with Wells Fargo.
Interest Income
Interest income decreased $98 or 8.6% to $1,047 in 2013 from $1,145 in 2012.
Other Income (Expense), Net
Other income (expense), net was $1,937 in 2013 compared to $1,783 in 2012, an increase of $154 or 8.6% due to an increase in investment income on a portion of the Company's excess cash invested in mutual funds beginning in 2013.
Income Tax
Income tax expense on continuing operations for 2013 was $19,028, compared to $19,487 for 2012. The effective tax rates for 2013 and 2012 were 32.7% and 36.3%, respectively. The primary reason for the decrease in the effective tax rate from 2012 to 2013 is tax legislation passed in early 2013 that allowed the Company to obtain a tax credit in 2013 based upon amounts expensed for research and development in 2012 in addition to research and development costs incurred in 2013.
Net Income Attributable To Controlling Interest
The Company had net income attributable to controlling interest of $39,042 in 2013 compared to $40,828 in 2012 (which includes $6,779 of income from discontinued operations) for a decrease of $1,786, or 4.4%. Earnings per diluted share decreased $0.08 from $1.77 in 2012 to $1.69 in 2013. Weighted average diluted shares outstanding for the years ended December 31, 2013 and 2012 were 23,081 and 23,051, respectively. The increase in shares outstanding is primarily due to the granting of restricted stock units.

Backlog
The backlog of orders at December 31, 2013 was $290,242 compared to $263,791 at December 31, 2012, an increase of $26,451, or 10.0%. The increase in the backlog of orders was due to an increase in domestic backlog of $43,880 or 28.0% offset by a decrease in international backlog of $17,429 or 16.3%. The Aggregate and Mining Group backlog increased $16,899 or 19.2% from 2012 to 2013 due in part to an order received in late 2013 for a large crushing, screening and wash plant for a domestic customer. The Infrastructure Group backlog increased $12,910 or 10.4% from 2012. The Energy Group backlog decreased $3,358 or 6.5% from 2012 due to the decreased demand for units in the oil and gas industry in the latter part of 2013. The Company is unable to determine whether the changes in backlogs were experienced by the industry as a whole.

Net Sales by Segment

	2013	2012	$ Change	% Change
Infrastructure Group	$398,399	$390,753	$7,646	2.0%
Aggregate and Mining Group	350,514	355,428	(4,914)	(1.4%)
Energy Group	184,085	190,092	(6,007)	(3.2%)

Infrastructure Group: Sales in this group increased to $398,399 in 2013 compared to $390,753 in 2012, an increase of $7,646 or 2.0%. Domestic sales for the Infrastructure Group increased 12.2% in 2013 compared to 2012 due to the strengthening of the U.S. domestic economy. International sales for the Infrastructure Group decreased 17.6% in 2013 compared to 2012 due primarily to the strengthening of the U.S. dollar against many foreign currencies. The decrease in international sales occurred primarily in Canada, Australia, Mexico and India. Parts sales for the Infrastructure Group increased 1.2% in 2013 compared to 2012.

Aggregate and Mining Group: Sales in this group were $350,514 in 2013 compared to $355,428 in 2012, a decrease of $4,914 or 1.4%. Domestic sales for the Aggregate and Mining Group increased 1.9% in 2013 compared to 2012 primarily due to improving economic conditions and improved demand related to infrastructure, particularly in the oil and gas producing regions of the country. International sales for the Aggregate and Mining Group decreased 4.6% in 2013 compared to 2012. The decrease in international sales occurred primarily in Europe, Post-Soviet States, South America, China and Brazil. Parts sales for the Aggregate and Mining Group increased 5.5% in 2013 compared to 2012.

Energy Group: Sales in this group were $184,085 in 2013 compared to $190,092 in 2012, a decrease of $6,007 or 3.2%. Domestic sales for the Energy Group decreased 5.8% in 2013 compared to 2012 due to the sale of the small utility trencher and drill line of products in 2012. International sales for the Energy Group increased 4.2% in 2013 compared to 2012. The increase in international sales occurred in the Post-Soviet States, Canada and Africa, and was primarily related to water well drilling rigs sales. Parts sales for the Energy Group decreased 10.9% in 2013 due to the sale of the small utility trencher and drill line of products in 2012.
Segment Profit (Loss)

	2013	2012	$ Change	% Change
Infrastructure Group	$32,814	$26,916	$5,898	21.9%
Aggregate and Mining Group	33,031	34,687	(1,656)	(4.8%)
Energy Group	4,005	6,149	(2,144)	(34.9%)
Corporate	(30,367)	(33,023)	2,656	8.0%

Infrastructure Group: Profit for this group was $32,814 for 2013 compared to $26,916 for 2012, an increase of $5,898 or 21.9%. This group's profits were positively impacted by an increase of $6,055 in gross profit compared to 2012 as a result of the $7,646 increase in sales and an increase in gross margin from 20.3% in 2012 to 21.4% in 2013.

Aggregate and Mining Group: Profit for this group was $33,031 in 2013 compared to $34,687 in 2012, a decrease of $1,656 or 4.8%. This group's profits were negatively impacted by a decrease of $2,705 in gross profit during 2013 as a result of a $4,914 decrease in sales offset by a $1,305 reduction in research and development expenses.

Energy Group: Profit for this group was $4,005 in 2013 compared to profit of $6,149 in 2012, a decrease of $2,144 or 34.9%. This group's profits were negatively impacted by a decrease of $3,290 in gross profit during 2013 as a result of the $6,007 decrease in sales offset by reductions in amortization expense of $796 and bad debt expense of $492.

Corporate: Corporate expenses were $30,367 in 2013 compared to $33,023 in 2012, an improvement of $2,656 or 8.0%. Corporate expenses are significantly impacted by U.S. federal income tax expense, which is recorded at the parent company.

Liquidity and Capital Resources

The Company's primary sources of liquidity and capital resources are its cash on hand, investments, borrowing capacity under a $100,000 revolving credit facility with Wells Fargo Bank, N.A. ("Wells Fargo") and cash flows from operations. The Company had $13,023 (of which $11,632 was held by our foreign subsidiaries) of cash and $1,916 of short-term investments available for operating purposes at December 31, 2014. The Company had no borrowings outstanding under its credit facility with Wells Fargo at December 31, 2014. The Company had outstanding letters of credit of $12,645 and borrowing availability of $87,355 under the credit facility as of December 31, 2014. During 2014, the highest amount of outstanding borrowings at any time under the facility was $16,061.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd ("Osborn"), has a credit facility of $8,227 (ZAR 95,000) to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of December 31, 2014, Osborn had borrowings of $2,814 and $487 in performance, advance payment and retention guarantees outstanding under the facility. The facility is guaranteed by Astec Industries, Inc. The facility's 0.75% unused facility fee is waived if more than 50% of the facility is utilized. As of December 31, 2014, Osborn had available credit under the facility of $4,926.

The Company's Brazilian subsidiary, Astec do Brasil Fabricacao de Equipamentos Ltda. ("Astec Brazil"), has outstanding working capital loans totaling $5,658 at December 31, 2014 from a Brazilian bank with interest rates of approximately 12.5%. The loans have maturity dates ranging from May 2016 to September 2017 and are secured by letters of credit totaling $8,674 issued by Astec Industries, Inc. Additionally, Astec Brazil has various 5-year equipment financing loans outstanding with another Brazilian bank in the aggregate of $2,430 as of December 31, 2014 that have interest rates ranging from 3.5% to 6.0%. These equipment loans have maturity dates ranging from January 2019 to September 2019. Astec Brazil's loans are included in the accompanying balance sheets as short-term debt of $1,027 and long-term debt of $7,061.

Cash Flows from Operating Activities

	2014	2013	Increase / Decrease
Net income	$34,206	$39,214	$(5,008)
Adjustments:
Depreciation and amortization	24,376	22,265	2,111
Provision for warranty	12,796	12,199	597
Sale/(purchase) of trading securities, net	118	(1,350)	1,468
Stock based compensation	1,200	1,461	(261)
Deferred income tax benefits	(2,544)	(2,220)	(324)
Other, net	193	1,075	(882)
Changes in working capital:
Increase in receivables	(6,924)	(8,849)	1,925
Increase in inventories	(41,933)	(36,561)	(5,372)
Increase in prepaid expenses	(7,189)	(5,433)	(1,756)
Increase in accounts payable	10,755	1,028	9,727
Increase (decrease) in customer deposits	5,483	(5,436)	10,919
Decrease in accrued product warranties	(15,563)	(10,163)	(5,400)
Increase in other accrued liabilities	3,289	1,085	2,204
Other, net	600	(2,454)	3,054
Net cash provided by operating activities	$18,863	$5,861	$13,002

Net cash provided by operating activities increased $13,002 in 2014 compared to 2013. The primary reasons for the increase in operating cash flows relate to increases in customer deposits and accounts payable.

Cash Flows from Investing Activities

	2014	2013	Increase / Decrease
Expenditures for property and equipment	$(24,851)	$(27,673)	$2,822
Business acquisition, net of cash acquired	(34,965)	--	(34,965)
Sale (purchase) of short-term investments	16,249	(15,000)	31,249
Other	743	424	319
Net cash used by investing activities	$(42,824)	$(42,249)	$(575)

Investing activities used cash of $42,824 in 2014 compared to $42,249 in 2013. The change is primarily due to a business acquisition of $34,965 in 2014 and the change in short-term investments from 2013 of $31,249.

Cash Flows from Financing Activities

	2014	2013	Increase / Decrease
Payment of dividends	$(9,167)	$(6,856)	$(2,311)
Debt borrowings	10,462	--	10,462
Other, net	1,145	270	875
Net cash provided (used) by financing activities	$2,440	$(6,586)	$9,026

Financing activities provided cash of $2,440 in 2014 and used cash of $6,586 in 2013 for an increase of $9,026. The change is due primarily to debt incurred by the Company's Brazilian and South African subsidiaries offset by the payment of $0.10 per share dividends paid quarterly beginning in the second quarter of 2013.

Capital expenditures for 2015 are forecasted to total $30,236. The Company expects to finance these expenditures using currently available cash balances, internally generated funds and available credit under the Company's credit facility as well as local financing for the equipment in the new Brazilian manufacturing facility. Capital expenditures are generally for machinery, equipment and facilities used by the Company in the production of its various products.

Financial Condition

The Company's current assets increased to $553,191 at December 31, 2014 from $522,411 at December 31, 2013, an increase of $30,780. The increase from 2013 is due to increases of $45,522 in inventory and $13,688 in accounts receivable offset by a reduction in cash and investments of $37,801. The decrease in cash and investments is due to the acquisition of Telestack Limited on April 1, 2014.  The increase in accounts receivable is due primarily to the increase in sales of the Energy Group from 2013.  The increase in inventory occurred primarily in the Infrastructure Group and is due in part to the increase of equipment built for stock for quick delivery and an addition to inventory produced for the Company's first pellet plant order.  As the Company is financing this sale of the pellet plant, the equipment will remain in the Company's inventory and revenue recognition on the plant sale will not occur until customer payments are received under the related loan arrangements.

The Company's current liabilities increased to $161,129 at December 31, 2014 from $133,531 at December 31, 2013, an increase of $27,598. The increase is primarily attributable to increases in accounts payable of $15,142, customer deposits of $7,588 and short-term debt of $3,807. The increase in accounts payable is attributable to all segments and is due to purchases of inventory to fill the increase in backlog of $33,858 at December 2014. The increase in customer deposits is for amounts received on orders in the Company's backlog. The increase in short-term debt is in the Aggregate and Mining Group and is due to amounts borrowed in Brazil and South Africa to finance operations in those countries.

Market Risk and Risk Management Policies

The Company is exposed to changes in interest rates, primarily from its revolving credit agreements. A hypothetical 100 basis point adverse move (increase) in interest rates would not have materially affected interest expense for the years ended December 31, 2014 and 2013, due to minimal borrowings during the periods. The Company does not hedge variable interest.

The Company is subject to foreign exchange risk at its foreign operations. Foreign operations represent 19.3% and 14.9% of total assets at December 31, 2014 and 2013, respectively, and 12.4% and 14.3% of total revenue for the years ended December 31, 2014 and 2013, respectively. Each period the balance sheets and related results of operations of the Company's foreign subsidiaries are translated from their functional foreign currency into U.S. dollars for reporting purposes. As the dollar strengthens against those foreign currencies, the foreign denominated net assets and operating results become less valuable in the Company's reporting currency. When the dollar weakens against those currencies, the foreign denominated net assets and operating results become more valuable in the Company's reporting currency. At each reporting date, the fluctuation in the value of the net assets and operating results due to foreign exchange rate changes is recorded as an adjustment to other comprehensive income in equity. The Company views its investments in foreign subsidiaries as long-term and does not hedge the net investments in foreign subsidiaries.

From time to time the Company's foreign subsidiaries enter into transactions not denominated in their functional currency. In these situations, the Company evaluates the need to hedge those transactions against foreign currency rate fluctuations. When the Company determines a need to hedge a transaction, the subsidiary enters into a foreign currency exchange contract. The Company does not apply hedge accounting to these contracts and, therefore, recognizes the fair value of these contracts in the consolidated balance sheets and the change in the fair value of the contracts in current earnings.

Due to the limited exposure to foreign exchange rate risk, a 10% fluctuation in the foreign exchange rates at December 31, 2014 or 2013 would not have a material impact on the Company's consolidated financial statements.

Contractual Obligations

Contractual obligations and the period in which payments are due as of December 31, 2014 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease obligations	$3,298	$1,463	$1,810	$25	$--
Inventory purchase obligations	2,045	1,765	280	--	--
Total	$5,343	$3,228	$2,090	$25	$--

The above table excludes the Company's liability for unrecognized tax benefits, which totaled $2,585 at December 31, 2014, since the timing of cash settlements to the respective taxing authorities cannot be reliably predicted.
In 2014, the Company made contributions of approximately $338 to its pension plan, compared to $811 in 2013. The Company has no planned contributions to the pension plan in 2015. The Company's funding policy is to make the minimum annual contributions required by applicable regulations.

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

Certain customers have financed purchases of the Company's products through arrangements in which the Company is contingently liable for customer debt aggregating $2,419 and $693 at December 31, 2014 and 2013, respectively. These obligations have average remaining terms of 1.9 years. The Company has recorded a liability of $101 related to these guarantees at December 31, 2013.

The Company is contingently liable under letters of credit of approximately $13,155, primarily for performance guarantees to customers, banks or insurance carriers.

Off-balance Sheet Arrangements

As of December 31, 2014 the Company does not have off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

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

Inventory Valuation: Inventories are valued at the lower of a first-in first-out cost or market. The most significant component of the Company's inventories is steel. Open market prices, which are subject to volatility, determine the cost of steel for the Company. During periods when open market prices decline, the Company may need to reduce the carrying value of the inventory. In addition, certain items in inventory become obsolete over time, and the Company reduces the carrying value of these items to their net realizable value. These reductions are determined by the Company based on estimates, assumptions and judgments made from the information available at that time. See Note 1, Summary of Significant Accounting Policies, for a detailed description of the process used by the Company to value inventories at the lower of first-in first-out cost or market. The Company does not believe it is reasonably likely that the inventory values will materially change in the near future.

Self-Insurance Reserves: The Company insures the retention portion of workers' compensation claims and general liability claims by way of a captive insurance company, Astec Insurance Company. The objectives of Astec Insurance are to improve control over and reduce retained loss costs; to improve focus on risk reduction with development of a program structure which rewards proactive loss control; and to ensure active management participation in the defense and settlement process for claims.

For general liability claims, the captive is liable for the first $1,000 per occurrence and $2,000 per year in the aggregate. The Company carries general liability, excess liability and umbrella policies for claims in excess of amounts covered by the captive.

For workers' compensation claims, the captive is liable for the first $350 per occurrence and $1,000 per year in the aggregate. The Company utilizes a large national insurance company as third-party administrator for workers' compensation claims and carries insurance coverage for claims liabilities in excess of amounts covered by the captive.

The financial statements of the captive are consolidated into the financial statements of the Company. The short-term and long-term reserves for claims and probable claims related to general liability and workers' compensation under the captive are included in accrued loss reserves and other long-term liabilities, respectively, in the consolidated balance sheets depending on the expected timing of future payments. The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. However, the Company does not believe it is reasonably likely that the reserve level will materially change in the near future.

At all but one of the Company's domestic manufacturing subsidiaries, the Company is self-insured for health and prescription claims under its Group Health Insurance Plan. The Company carries reinsurance coverage to limit its exposure for individual health claims above certain limits. Third parties administer health claims and prescription medication claims. The Company maintains a reserve for the self-insured health plan which is included in accrued loss reserves on the Company's consolidated balance sheets. This reserve includes both unpaid claims and an estimate of claims incurred but not reported, based on historical claims and payment experience. Historically the reserves have been sufficient to provide for claims payments. Changes in actual claims experience, or payment patterns, could cause the reserve to change, but the Company does not believe it is reasonably likely that the reserve level will materially change in the near future.

The remaining U.S. subsidiary is covered under a fully insured group health plan. Employees of the Company's foreign subsidiaries are insured under health plans in accordance with their local governmental requirements. No reserves are necessary for these fully insured health plans.

Product Warranty Reserve: The Company accrues for the estimated cost of product warranties at the time revenue is recognized. Warranty obligations by product line or model are evaluated based on historical warranty claims experience. For machines, the Company's standard product warranty terms generally include post-sales support and repairs of products at no additional charge for periods ranging from three months to two years or up to a specified number of hours of operation. For parts from component suppliers, the Company relies on the original manufacturer's warranty that accompanies those parts. Generally, fabricated parts are not covered by specific warranty terms. Although failure of fabricated parts due to material or workmanship is rare, if it occurs, the Company's policy is to replace fabricated parts at no additional charge.

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

Revenue Recognition: Revenue is generally recognized on sales at the point in time when persuasive evidence of an arrangement exists, the price is fixed or determinable, the product has been delivered or services have been rendered and there is reasonable assurance of collection of the sales proceeds. The Company generally obtains purchase authorizations from its customers for a specified amount of product at a specified price with specified delivery terms. A significant portion of the Company's equipment sales represents equipment produced in the Company's plants under short-term contracts for a specific customer project or equipment designed to meet a customer's specific requirements. Most of the equipment sold by the Company is based on standard configurations, some of which are modified to meet customer needs or specifications. The Company provides customers with technical design and performance specifications and performs pre-shipment testing to ensure the equipment performs according to design specifications, regardless of whether the Company provides installation services in addition to selling the equipment.

Certain contracts include terms and conditions through which the Company recognizes revenues upon completion of equipment production, which is subsequently stored at the Company's plant at the customer's request. Revenue is recorded on such contracts upon the customer's assumption of title and risk of ownership and when collectability is reasonably assured. In addition, there must be a fixed schedule of delivery of the goods consistent with the customer's business practices, the Company must not have retained any specific performance obligations such that the earnings process is not complete and the goods must have been segregated from the Company's inventory prior to revenue recognition.

The Company has certain sales accounted for as multiple-element arrangements, whereby revenue attributable to the sale of a product is recognized when it is shipped, and the revenue attributable to services provided with respect to the product (such as installation services) is recognized when the service is performed. Consideration is allocated to deliverables using the relative selling price method using vendor specific objective evidence, if it exists. Otherwise third-party evidence of selling price or the Company's best estimate of the selling price for the deliverables is used. The Company evaluates sales with multiple deliverable elements (such as an agreement to deliver equipment and related installation services) to determine whether revenue related to individual elements should be recognized separately, or as a combined unit. In addition to the previously mentioned general revenue recognition criteria, the Company only recognizes revenue on individual delivered elements when there is objective and reliable evidence that the delivered element has a determinable value to the customer on a standalone basis and there is no right of return.

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

The useful lives of identifiable intangible assets are determined after considering the specific facts and circumstances related to each intangible asset. Factors considered when determining useful lives include the contractual term of any agreement, the history of the asset, the Company's long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, generally on a straight-line basis, over their useful lives, ranging from 3 to 15 years.

Stock-based Compensation: Beginning in 2006 and again in 2011, the Company implemented five-year plans to award key members of management restricted stock units ("RSUs") each year based upon annual financial performance of the Company and its subsidiaries. Each five-year plan allows up to 700 of newly issued shares of Company stock to be granted to employees. The number of RSUs granted each year is determined based upon the performance of individual subsidiaries and consolidated annual financial performance with additional RSUs available for cumulative five-year results. Generally, each award vests at the end of five years from the date of grant, or at the time a recipient retires after reaching age 65, if earlier. These plans are more fully described in Note 16, Shareholders' Equity, to the consolidated financial statements.

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

Forward-Looking Statements

This annual report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements contained anywhere in this Annual Report that are not limited to historical information are considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding:
•	execution of the Company's growth and operation strategy;
•	plans for technological innovation;
•	compliance with covenants in our credit facility;
•	liquidity and capital expenditures;
•	sufficiency of working capital, cash flows and available capacity under the Company's credit facilities;
•	compliance with government regulations;
•	compliance with manufacturing and delivery timetables;
•	forecasting of results;
•	general economic trends and political uncertainty;
•	government funding and growth of highway construction and commercial projects;
•	taxes or usage fees;
•	interest rates;
•	integration of acquisitions;
•	industry trends;
•	pricing, demand and availability of steel, oil and liquid asphalt;
•	development of domestic oil and natural gas production;
•	condition of the economy;
•	strength of the dollar relative to foreign currencies;
•	the success of new product lines;
•	presence in the international marketplace;
•	suitability of our current facilities;
•	future payment of dividends;
•	competition in our business segments;
•	product liability and other claims;
•	protection of proprietary technology;
•	demand for products;
•	future fillings of backlogs;
•	employees;
•	the seasonality of our business;
•	tax assets and reserves for uncertain tax positions;
•	critical accounting policies and the impact of accounting changes;
•	anticipated future operations in our Brazilian operations;
•	our backlog;
•	ability to satisfy contingencies;
•	contributions to retirement plans and plan expenses;
•	reserve levels for self-insured insurance plans and product warranties;
•	construction of new manufacturing facilities;
•	supply of raw materials; and
•	inventory.

These forward-looking statements are based largely on management's expectations, which are subject to a number of known and unknown risks, uncertainties and other factors discussed in this report and in other documents filed by the Company with the Securities and Exchange Commission, which may cause actual results, financial or otherwise, to be materially different from those anticipated, expressed or implied by the forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements to reflect future events or circumstances. You can identify these statements by forward-looking words such as "expect", "believe", "anticipate", "goal", "plan", "intend", "estimate", "may", "will", "should" and similar expressions.

In addition to the risks and uncertainties identified elsewhere herein and in other documents filed by us with the Securities and Exchange Commission, the risk factors described in this document under the caption "Risk Factors" should be carefully considered when evaluating our business and future prospects: changes or delays in highway funding; rising interest rates; changes in oil prices; changes in steel prices; changes in the general economy; unexpected capital expenditures and decreases in liquidity; the timing of large contracts; production capacity; general business conditions in the industry; non-compliance with covenants in the Company's credit facilities; demand for the Company's products; and those other factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission.  Certain of the risks, uncertainties and other factors discussed above are more fully described in the section entitled "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

ASTEC INDUSTRIES, INC.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Astec Industries, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), Internal Control - Integrated Framework: May 2013.  The scope of management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 excluded the business unit that the Company acquired on April 1, 2014 (Telestack Limited). The total consolidated assets with respect to the excluded business were $44,851,000 as of December 31, 2014, and the total consolidated revenues with respect to the excluded business were $23,781,000 for the year ended December 31, 2014. Management will complete its assessment of the internal controls over financial reporting of these newly acquired operations during the 2015 fiscal year. Based on its assessment, management concluded that, as of December 31, 2014, the Company's internal control over financial reporting was effective.

Ernst & Young LLP, the Company's independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Astec Industries, Inc.

We have audited Astec Industries, Inc. internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Astec Industries, Inc. management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Telestack Limited, which is included in the 2014 consolidated financial statements of Astec Industries, Inc. and constituted $44.9 million of total assets as of December 31, 2014 and $23.8 million of revenues for the year then ended. Our audit of internal control over financial reporting of Astec Industries, Inc. also did not include an evaluation of the internal control over financial reporting of Telestack Limited.

In our opinion, Astec Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Astec Industries, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2014 of Astec Industries, Inc. and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chattanooga, Tennessee
March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Astec Industries, Inc.

We have audited the accompanying consolidated balance sheets of Astec Industries, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astec Industries, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Astec Industries, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chattanooga, Tennessee
March 2, 2015

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31
Assets	2014	2013

Current assets:
Cash and cash equivalents	$13,023	$35,564
Investments	1,916	17,176
Trade receivables	105,743	92,055
Notes and other receivables	1,558	2,734
Inventories	387,835	342,313
Prepaid expenses	21,133	13,636
Deferred income tax assets	14,817	14,924
Other current assets	7,166	4,009
Total current assets	553,191	522,411
Property and equipment, net	187,610	184,520
Investments	11,393	12,085
Goodwill	31,995	15,057
Intangible assets	17,272	6,543
Notes receivable	802	6,284
Other long-term assets	3,202	2,391
Total assets	$805,465	$749,291

Liabilities and Equity

Current liabilities:
Short-term debt	$3,841	$34
Accounts payable	60,987	45,845
Customer deposits	45,086	37,498
Accrued product warranty	10,032	12,716
Accrued payroll and related liabilities	17,265	16,988
Accrued loss reserves	3,050	3,328
Other accrued liabilities	20,868	17,122
Total current liabilities	161,129	133,531
Long-term debt	7,061	510
Deferred income tax liabilities	16,836	17,455
Other long-term liabilities	21,087	17,284
Total liabilities	206,113	168,780

Equity:
Preferred stock - authorized 4,000 shares of $1.00 par value; none issued	--	--
Common stock - authorized 40,000 shares of $.20 par value; issued and outstanding - 22,930 in 2014 and 22,859 in 2013	4,586	4,572
Additional paid-in capital	135,887	134,730
Accumulated other comprehensive loss	(12,915)	(4,894)
Company shares held by SERP, at cost	(2,929)	(2,786)
Retained earnings	470,537	445,254
Shareholders' equity	595,166	576,876
Non-controlling interest	4,186	3,635
Total equity	599,352	580,511
Total liabilities and equity	$805,465	$749,291

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31
	2014	2013	2012

Net sales	$975,595	$932,998	$936,273
Cost of sales	760,279	725,879	728,322
Gross profit	215,316	207,119	207,951
Selling, general and administrative expenses	141,490	133,337	136,323
Research and development expenses	22,129	18,101	20,520
Income from operations	51,697	55,681	51,108
Other income:
Interest expense	720	423	339
Interest income	1,422	1,047	1,145
Other income (expense), net	1,207	1,937	1,783
Income from continuing operations before income taxes	53,606	58,242	53,697
Income taxes on continuing operations	19,400	19,028	19,487
Net income from continuing operations	34,206	39,214	34,210
Discontinued operations:
Income from discontinued operations, net of tax	--	--	3,401
Gain on sale of subsidiary, net of tax	--	--	3,378
Income from discontinued operations	--	--	6,779
Net income	34,206	39,214	40,989
Net income (loss) attributable to non-controlling interest	(252)	172	161
Net income attributable to controlling interest	$34,458	$39,042	$40,828

Earnings per Common Share
Net income attributable to controlling interest from continuing operations:
Basic	$1.51	$1.72	$1.50
Diluted	1.49	1.69	1.48
Income from discontinued operations:
Basic	--	--	0.30
Diluted	--	--	0.29
Net income attributable to controlling interest:
Basic	1.51	1.72	1.80
Diluted	1.49	1.69	1.77
Weighted average number of common shares outstanding:
Basic	22,819	22,749	22,680
Diluted	23,105	23,081	23,051

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
    (in thousands)

	Year Ended December 31
	2014	2013	2012

Net income	$34,206	$39,214	$40,989
Other comprehensive income (loss):
Change in unrecognized pension and post- retirement benefit costs	(1,820)	2,742	(157)
Tax (expense) benefit on change in unrecognized pension and post-retirement benefit costs	699	(974)	(10)
Foreign currency translation adjustments	(7,670)	(8,821)	(626)
Tax benefit on foreign currency translation adjustments	770	1,657	454
Other comprehensive loss	(8,021)	(5,396)	(339)
Comprehensive loss attributable to non-controlling interest	(565)	(236)	(15)
Comprehensive income attributable to controlling interest	$26,750	$34,054	$40,665

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
            (in thousands)

	Year Ended December 31
	2014	2013	2012
Cash Flows from Operating Activities
Net income	$34,206	$39,214	$40,989
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of subsidiary	--	--	(5,358)
Depreciation	21,343	20,966	20,945
Amortization	3,033	1,299	2,103
Provision for doubtful accounts	1,011	629	759
Provision for warranty	12,796	12,199	11,152
Deferred compensation provision	74	601	115
Deferred income tax provision (benefit)	(2,544)	(2,220)	6,223
Gain on disposition of fixed assets	(306)	(163)	(256)
Tax expense (benefit) from stock incentive exercises	(586)	8	(107)
Stock-based compensation	1,200	1,461	1,285
Sale (purchase) of trading securities, net	118	(1,350)	(146)
(Increase) decrease in:
Trade and other receivables	(6,924)	(8,849)	7,555
Inventories	(41,933)	(36,561)	(41,145)
Prepaid expenses	(7,189)	(5,433)	(1,655)
Other assets	(4,763)	(3,215)	(1,566)
Increase (decrease) in:
Accounts payable	10,755	1,028	(6,425)
Customer deposits	5,483	(5,436)	4,918
Accrued product warranty	(15,563)	(10,163)	(11,021)
Income taxes payable	2,064	(823)	1,611
Accrued retirement benefit costs	(201)	(324)	(218)
Accrued loss reserves	305	199	(1,435)
Other accrued liabilities	3,289	1,085	298
Other	3,195	1,709	12
Net cash provided by operating activities	18,863	5,861	28,633

Cash Flows from Investing Activities
Business acquisition, net of cash acquired	(34,965)	--	--
Proceeds from sale of subsidiary	--	--	42,940
Proceeds from sale of property and equipment	743	424	375
Expenditures for property and equipment	(24,851)	(27,673)	(26,018)
Sale (purchase) of short-term investments	16,249	(15,000)	--
Net cash provided (used) by investing activities	(42,824)	(42,249)	17,297

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended December 31
	2014	2013	2012
Cash Flows from Financing Activities
Payment of dividends	$(9,167)	$(6,856)	$(22,790)
Debt borrowings	10,462	--	--
Repayment of debt	(103)	--	--
Proceeds from issuance of common stock	282	112	514
Tax (expense) benefit from stock option exercise	586	(8)	107
Cash from sale of shares of subsidiaries	1,428	735	904
Sale (purchase) of company shares by Supplemental Executive Retirement Plan, net	(95)	213	(373)
Withholding tax paid upon vesting of restricted stock units	(953)	(782)	(834)
Net cash provided (used) by financing activities	2,440	(6,586)	(22,472)
Effect of exchange rates on cash	(1,020)	(2,391)	(34)
Increase (decrease) in cash and cash equivalents	(22,541)	(45,365)	23,424
Cash and cash equivalents, beginning of year	35,564	80,929	57,505
Cash and cash equivalents, end of year	$13,023	$35,564	$80,929

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$476	$229	$366
Income taxes, net of refunds	$23,027	$20,331	$13,722

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2014, 2013 and 2012 (in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Company Shares Held by SERP	Retained Earnings	Non- Controlling Interest	Total Equity
Balance December 31, 2011	22,711	$4,542	$132,744	$841	$(2,487)	$395,052	$606	$531,298
Net income						40,828	161	40,989
Dividends ($1.00 per share)			16			(22,806)		(22,790)
Other comprehensive loss				(339)			15	(324)
Change in ownership percentage of subsidiary							862	862
Stock-based compensation	6	1	1,284					1,285
Exercise of stock options and RSU vesting, including tax benefit	82	17	604					621
Withholding tax on vested RSUs			(834)					(834)
Purchase of Company stock held by SERP, net			(5)		(368)			(373)
Balance December 31, 2012	22,799	4,560	133,809	502	(2,855)	413,074	1,644	550,734
Net income						39,042	172	39,214
Quarterly dividends ($.10 per share for 3 quarters)			6			(6,862)		(6,856)
Other comprehensive loss				(5,396)			236	(5,160)
Change in ownership percentage of subsidiary							(802)	(802)
Capital contributed by minority shareholder							2,385	2,385
Stock-based compensation	6	1	1,460					1,461
Exercise of stock options and RSU vesting, including tax benefit	54	11	93					104
Withholding tax on vested RSUs			(782)					(782)
Sale of Company stock held by SERP, net			144		69			213
Balance December 31, 2013	22,859	4,572	134,730	(4,894)	(2,786)	445,254	3,635	580,511
Net income						34,458	(252)	34,206
Quarterly dividends ($.10 per share for 4 quarters)			8			(9,175)		(9,167)
Other comprehensive loss				(8,021)			565	(7,456)
Change in ownership percentage of subsidiary							(1,345)	(1,345)
Capital contributed by minority shareholder							1,583	1,583
Stock-based compensation	5	1	1,199					1,200
Exercise of stock options and RSU vesting, including tax benefit	66	13	855					868
Withholding tax on vested RSUs			(953)					(953)
Sale of Company stock held by SERP, net			48		(143)			(95)
Balance December 31, 2014	22,930	$4,586	$135,887	$(12,915)	$(2,929)	$470,537	$4,186	$599,352
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands, except per share amounts unless otherwise specified)

1. Summary of Significant Accounting Policies

Basis of Presentation - The consolidated financial statements include the accounts of Astec Industries, Inc. and its domestic and foreign subsidiaries. The Company's significant wholly-owned and consolidated subsidiaries at December 31, 2014 are as follows:

Astec Australia Pty Ltd	Astec do Brasil Faricacao de Equipamentos Ltda. (78% owned)
Astec, Inc.	Astec Insurance Company
Astec Mobile Machinery GmbH	Astec Mobile Screens, Inc.
Astec Underground, Inc.	Breaker Technology, Inc.
Breaker Technology, Inc.	Carlson Paving Products, Inc.
CEI Enterprises, Inc.	GEFCO, Inc.
Heatec, Inc.	Johnson Crushers International, Inc.
Kolberg-Pioneer, Inc.	Osborn Engineered Products SA (Pty) Ltd (93% owned)
Peterson Pacific Corp.	Roadtec, Inc.
Telestack Limited	Telsmith, Inc.

On November 30, 2012, the Company sold its former American Augers, Inc. subsidiary to The Charles Machine Works, Inc.
American Augers' 2012 results of operations have been reclassified as discontinued operations.
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

Foreign Currency Translation - Subsidiaries located in Australia, Brazil, Canada, Germany, Northern Ireland, and South Africa operate primarily using local functional currencies. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting adjustments are presented as a separate component of accumulated other comprehensive income. Foreign currency transaction gains and losses, net are included in cost of sales and amounted to losses of $1,971 and $522 in 2014 and 2013, and a gain of $867 in 2012, respectively.

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

All financial assets and liabilities held by the Company at December 31, 2014 and 2013 are classified as Level 1 or Level 2 as summarized in Note 3, Fair Value Measurements.

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

Concentration of Credit Risk - The Company sells products to a wide variety of customers. Accounts receivable are carried at their outstanding principal amounts, less an allowance for doubtful accounts. The Company extends credit to its customers based on an evaluation of the customers' financial condition generally without requiring collateral although the Company normally requires advance payments or letters of credit on large equipment orders. Credit risk is driven by conditions within the economy and the industry and is principally dependent on each customer's financial condition. To minimize credit risk, the Company monitors credit levels and financial conditions of customers on a continuing basis. After considering historical trends for uncollectible accounts, current economic conditions and specific customer recent payment history and financial stability, the Company records an allowance for doubtful accounts at a level which management believes is sufficient to cover probable credit losses. Amounts are deemed past due when they exceed the payment terms agreed to by the customer in the sales contract. Past due amounts are charged off when reasonable collection efforts have been exhausted and the amounts are deemed uncollectible by management. As of December 31, 2014, concentrations of credit risk with respect to receivables are limited due to the wide variety of customers.

Allowance for Doubtful Accounts - The following table represents a rollforward of the allowance for doubtful accounts for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31
	2014	2013	2012
Reserve balance, beginning of year	$1,708	$2,143	$2,398
Provision	1,011	629	759
Write offs	(465)	(1,042)	(764)
Other	(6)	(22)	(250)
Reserve balance, end of year	$2,248	$1,708	$2,143

Inventories - The Company's inventory is comprised of raw materials, work-in-process, finished goods and used equipment as described below.

Raw material inventory is comprised of purchased steel and other purchased items for use in the manufacturing process or held for sale in the Company's after-market parts business. The category also includes the manufacturing cost of completed equipment sub-assemblies produced for either integration into equipment manufactured at a later date or for sale in the Company's after-market parts business.

Work-in-process inventory consists of the value of materials, labor and overhead incurred to date in the manufacturing of incomplete equipment or incomplete equipment sub-assemblies being produced.

Finished goods inventory consists of completed equipment manufactured for sale to customers.

Used inventory consists of equipment accepted in trade or purchased on the open market. The category also includes equipment rented to prospective customers on a short-term or month-to-month basis. Used equipment is valued at the lower of acquired or trade-in cost or market determined on each separate unit.  Each unit of rental equipment is valued at its original manufacturing cost and is reduced by an appropriate reserve each month during the period of time the equipment is rented.

Inventories are valued at the lower of cost (first-in, first-out) or market, which requires the Company to make specific estimates, assumptions and judgments in determining the amount, if any, of reductions in the valuation of inventories to their net realizable values. The net realizable values of the Company's products are impacted by a number of factors, including changes in the price of steel, competitive sales pricing, quantities of inventories on hand, the age of the individual inventory items, market acceptance of the Company's products, the Company's normal gross margins, actions by our competitors, the condition of our used and rental inventory and general economic factors. Once an inventory item's value has been deemed to be less than cost, a net realizable value allowance is calculated and a new "cost basis" for that item is effectively established. This new cost is retained for that item until such time as the item is disposed of or the Company determines that an additional write-down is necessary. Additional write-downs may be required in the future based upon changes in assumptions due to general economic downturns in the markets in which the Company operates, changes in competitor pricing, new product design or other technological advances introduced by the Company or its competitors and other factors unique to individual inventory items.

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

The Company reviews the individual items included in its finished goods, used equipment and rental equipment inventory on a model-by-model or unit-by-unit basis to determine if any item's net realizable value is below its carrying value each quarter. This analysis is expanded to include items in work-in-process and raw material inventory if factors indicate those items may also be impacted. In performing this review, judgments are made and, in addition to the factors discussed above, additional consideration is given to the age of the specific items of used or rental inventory, prior sales offers or lack thereof, the physical condition of the specific items and general market conditions for the specific items. Additionally, an analysis of raw material inventory is performed each quarter to calculate reserves needed for obsolete inventory based upon quantities of items on hand, the age of those items and their recent and expected future usage or sale.

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

Goodwill and Other Intangible Assets - The Company classifies intangible assets as either intangible assets with definite lives subject to amortization or goodwill.

The Company tests intangible assets with definite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. An impairment charge would be recorded if the carrying value of the definite lived intangible asset is not recoverable by the future undiscounted cash flows generated from the use of the asset.

The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors considered when determining useful lives include the contractual terms of agreements, the history of the asset, the Company's long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized over their useful lives, ranging from 3 to 15 years.

Goodwill is not amortized. The Company tests goodwill for impairment annually or more frequently if events or circumstances indicate that goodwill might be impaired. The tests utilize a two-step method at the reporting unit level. The Company's reporting units are typically defined as either subsidiaries or a combination of subsidiaries.

In 2011, the Company early adopted, as permitted, new accounting guidance related to annual goodwill impairment testing. The guidance gives the Company the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that this is the case for a reporting unit, it would proceed to calculating the fair value for that reporting unit as described below. Otherwise, the Company would not be required to perform any further goodwill impairment testing for that reporting unit. However, as it had been four years since the Company retained an outside consultant to assist in its impairment evaluation, the Company performed a detailed step one impairment test in 2013 with the assistance of an outside financial consultant. Due to the acquisition of Telestack Limited in April 2014, the Company also performed a detailed step one impairment test in 2014 with the assistance of an outside financial consultant. No impairment was indicated in these tests.

The first step of the goodwill impairment test compares book value of a reporting unit, including goodwill, with the unit's fair value. In this first step, the Company estimates the fair values of each of its reporting units that have goodwill using the income approach.

The income approach uses a reporting unit's projection of estimated future operating results and cash flows which are then discounted using a weighted average cost of capital determined based on current market conditions for the individual reporting unit. The projection uses management's best estimates of cash flows over the projection period based on estimates of annual and terminal growth rates in sales and costs, changes in operating margins, selling, general and administrative expenses, working capital requirements and capital expenditures.

The fair value of the operating subsidiaries/reporting units that do not have goodwill are estimated using either the income or market approaches, depending on which approach is to be the most appropriate for each reporting unit. The fair value of the reporting units that serve operating units in supporting roles, such as the captive insurance company and the corporate reporting unit are estimated using the cost approach. The sum of the fair values of all reporting units is compared to its calculation of the fair value of the consolidated Company using the market approach, which is inferred from the market capitalization of the Company at the date of the valuation, to confirm that the Company's estimation of the fair value of its reporting units is reasonable.

If the book value of a reporting unit exceeds its fair value, an indication of possible goodwill impairment, the second step of the impairment test must be performed to determine the amount, if any, of goodwill impairment. In this second step, the total implied fair value of the reporting unit's goodwill is estimated by allocating the fair value of the reporting unit to all its assets, including any unrecognized intangible assets and liabilities other than goodwill. The difference between the total fair value of the reporting unit and the fair value of its assets and liabilities other than goodwill is the implied fair value of its goodwill. The amount of any impairment loss is equal to the excess, if any, of the book value of the goodwill over the implied fair value of its goodwill.

Determining the "step one" fair values of the Company's reporting units involves the use of significant estimates and assumptions. Due to the inherent uncertainty involved in making these estimates and assumptions, actual results could differ materially from those estimates.

Impairment of Long-lived Assets - In the event that facts and circumstances indicate the carrying amounts of long-lived assets may be impaired, an evaluation of recoverability is performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the carrying amount for each asset (or group of assets) to determine if a write-down is required. If this review indicates that the assets will not be recoverable, the carrying values of the impaired assets are reduced to their estimated fair value. Fair value is estimated using discounted cash flows, prices for similar assets or other valuation techniques.

Self-Insurance Reserves - The Company retains the risk for a portion of its workers' compensation claims and general liability claims by way of a captive insurance company, Astec Insurance Company, ("Astec Insurance" or "the captive"). Astec Insurance is incorporated under the laws of the state of Vermont. The objectives of Astec Insurance are to improve control over and reduce the cost of claims; to improve focus on risk reduction with development of a program structure which rewards proactive loss control; and to ensure management participation in the defense and settlement process for claims.

For general liability claims, the captive is liable for the first $1,000 per occurrence and $2,000 per year in the aggregate. The Company carries general liability, excess liability and umbrella policies for claims in excess of amounts covered by the captive.

For workers' compensation claims, the captive is liable for the first $350 per occurrence and $1,000 per year in the aggregate. The Company utilizes a large national insurance company as third party administrator for workers' compensation claims and carries insurance coverage for claims liabilities in excess of amounts covered by the captive.

The financial statements of the captive are consolidated into the financial statements of the Company. The short-term and long-term reserves for claims and potential claims related to general liability and workers' compensation under the captive are included in accrued loss reserves or other long-term liabilities, respectively, in the consolidated balance sheets depending on the expected timing of future payments. The undiscounted reserves are actuarially determined to cover the ultimate cost of each claim based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. However, the Company does not believe it is reasonably likely that the reserve level will materially change in the foreseeable future.

The Company is self-insured for health and prescription claims under its Group Health Insurance Plan at all but one of the Company's domestic manufacturing subsidiaries. The Company carries reinsurance coverage to limit its exposure for individual health claims above certain limits. Third parties administer health claims and prescription medication claims. The Company maintains a reserve for the self-insured health plan which is included in accrued loss reserves on the Company's consolidated balance sheets. This reserve includes both unpaid claims and an estimate of claims incurred but not reported, based on historical claims and payment experience. Historically the reserves have been sufficient to provide for claims payments. Changes in actual claims experience or payment patterns could cause the reserve to change, but the Company does not believe it is reasonably likely that the reserve level will materially change in the near future.

The remaining U.S. subsidiary is covered under a fully insured group health plan. Employees of the Company's foreign subsidiaries are insured under separate health plans. No reserves are necessary for these fully insured health plans.

Revenue Recognition - Revenue is generally recognized on sales at the point in time when persuasive evidence of an arrangement exists, the price is fixed or determinable, the product has been delivered or services have been rendered and there is a reasonable assurance of collection of the sales proceeds. The Company generally obtains purchase authorizations from its customers for a specified amount of products at a specified price with specified delivery terms. A significant portion of the Company's equipment sales represents equipment produced in the Company's plants under short-term contracts for a specific customer project or equipment designed to meet a customer's specific requirements. Most of the equipment sold by the Company is based on standard configurations, some of which are modified to meet customer needs or specifications. The Company provides customers with technical design and performance specifications and performs pre-shipment testing to ensure the equipment performs according to design specifications, regardless of whether the Company provides installation services in addition to selling the equipment.

Certain contracts include terms and conditions pursuant to which the Company recognizes revenues upon completion of equipment production, which is subsequently stored at the Company's plant at the customer's request. Revenue is recorded on such contracts upon the customer's assumption of title and risk of ownership and when collectability is reasonably assured. In addition, there must be a fixed schedule of delivery of the goods consistent with the customer's business practices, the Company must not have retained any specific performance obligations such that the earnings process is not complete and the goods must have been segregated from the Company's inventory prior to revenue recognition.

The Company accounts for certain sales as multiple-element arrangements, whereby the revenue attributable to the sale of a product is recognized when the product is shipped and the revenue attributable to services provided with respect to the product (such as installation services) is recognized when the service is performed. Consideration is allocated to deliverables using the relative selling price method using vendor specific objective evidence, if it exists. Otherwise third-party evidence of selling price or the Company's best estimate of the selling price for the deliverables is used. The Company evaluates sales with multiple deliverable elements (such as an agreement to deliver equipment and related installation services) to determine whether revenue related to individual elements should be recognized separately, or as a combined unit. In addition to the previously mentioned general revenue recognition criteria, the Company only recognizes revenue on individual delivered elements when there is objective and reliable evidence that the delivered element has a determinable value to the customer on a standalone basis and there is no right of return.

The Company presents in the statements of income any taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between the Company and its customers, such as sales, use, value-added and some excise taxes, on a net (excluded from revenue) basis.

Advertising Expense - The cost of advertising is expensed as incurred. The Company incurred $3,657, $3,770, and $4,223 in advertising costs during 2014, 2013 and 2012, respectively, which is included in selling, general and administrative expenses.

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

Product Warranty Reserve - The Company accrues for the estimated cost of product warranties at the time revenue is recognized. Warranty obligations by product line or model are evaluated based on historical warranty claims experience. For machines, the Company's standard product warranty terms generally include post-sales support and repairs of products at no additional charge for periods ranging from three months to two years or up to a specified number of hours of operation. For parts from component suppliers, the Company relies on the original manufacturer's warranty that accompanies those parts. Generally, Company fabricated parts are not covered by specific warranty terms. Although failure of fabricated parts due to material or workmanship is rare, if it occurs, the Company's policy is to replace fabricated parts at no additional charge.

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

Pension and Retirement Plans - The determination of obligations and expenses under the Company's pension plan is dependent on the Company's selection of certain assumptions used by independent actuaries in calculating such amounts. Those assumptions are described in Note 12, Pension and Retirement Plans and include among others, the discount rate, expected return on plan assets and the expected mortality rates. In accordance with accounting principles generally accepted in the United States, actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense in such periods. Significant differences in actual experience or significant changes in the assumptions used may materially affect the pension obligations and future expenses.

The Company recognizes the overfunded or underfunded status of its pension plan as an asset or liability. Actuarial gains and losses, amortization of prior service cost (credit) and amortization of transition obligations are recognized through other comprehensive income in the year in which the changes occur. The Company measures the funded status of its pension plan as of the date of the Company's fiscal year-end.

Stock-based Compensation - The Company currently has a stock-based compensation plan in effect for its employees and directors whereby participants may earn restricted stock units. The plan and its similar predecessor plan, were put in place initially in 2006 and will continue through at least 2015. These plans are more fully described in Note 16, Shareholders' Equity. The Company recognizes the cost of employee services received in exchange for equity awards in the financial statements based on the grant date calculated fair value of the awards. The Company recognizes stock-based compensation expense over the period during which an employee is required to provide service in exchange for the award (the vesting period).

Restricted stock units ("RSU's") awarded under the Company's 2011 Incentive Plan are granted shortly after the end of each year based upon the performance of the Company and its individual subsidiaries in 2011 through 2015. Additional RSUs may be granted based upon cumulative five-year performance. The Company estimates the number of shares that will be granted for the most recent fiscal year end and the five-year cumulative performance based on actual and expected future operating results. Compensation expense for RSU's expected to be granted for the most recent fiscal year and the cumulative five-year based awards is calculated using the fair value of the Company stock at each period end and is adjusted to the fair value as of each future period-end until granted.

Earnings Per Share - Basic earnings per share is based on the weighted average number of common shares outstanding and diluted earnings per share includes potential dilutive effects of options, restricted stock units and shares held in the Company's supplemental executive retirement plan.

The following table sets forth the compensation of net income attributable to controlling interest from continuing operations and the number of basic and diluted earnings per share:

	Year Ended December 31
	2014	2013	2012
Numerator:
Net income from continuing operations	$34,206	$39,214	$34,210
Net income (loss) attributable to non-controlling interests	(252)	172	161
Net income attributable to controlling interest from continuing operations	$34,458	$39,042	$34,049
Denominator:
Denominator for basic earnings per share	22,819	22,749	22,680
Effect of dilutive securities:
Employee stock options and restricted stock units	176	218	262
Supplemental executive retirement plan	110	114	109
Denominator for diluted earnings per share	23,105	23,081	23,051

Antidilutive options were not included in the diluted EPS computation for the years presented. The number of antidilutive options in the three years ended December 31, 2014 was not material.

Derivatives and Hedging Activities - The Company recognizes all derivatives in the consolidated balance sheets at their fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through income or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative's change in fair value is immediately recognized in income. From time to time the Company's foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuation in currency exchange rates. See Note 13, Derivative Financial Instruments, regarding foreign exchange contracts outstanding at December 31, 2014 and 2013.

Shipping and Handling Fees and Cost - The Company records revenues earned for shipping and handling as revenue, while the cost of shipping and handling is classified as cost of goods sold.

Litigation Contingencies - In the normal course of business in the industry, the Company is named as a defendant in a number of legal proceedings associated with product liability and other matters. See Note 15, Contingent Matters for additional discussion of the Company's legal contingencies.

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

Subsequent Events Review - Management has evaluated events occurring between December 31, 2014 and the date these financial statements were filed with the Securities and Exchange Commission for proper recording or disclosure therein.

Recent Accounting Pronouncements –

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

2. Inventories

Inventories consist of the following:

	December 31
	2014	2013
Raw materials and parts	$149,171	$139,372
Work-in-process	105,163	74,663
Finished goods	102,235	99,812
Used equipment	31,266	28,466
Total	$387,835	$342,313

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

As indicated in the tables below, the Company has determined that its financial assets and liabilities at December 31, 2014 and 2013 are level 1 and level 2 in the fair value hierarchy:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$532	$--	$--	$532
SERP mutual funds	3,195	--	--	3,195
Preferred stocks	973	--	--	973
Trading debt securities:
Corporate bonds	2,825	1,184	--	4,009
Municipal bonds	--	2,060	--	2,060
Floating rate notes	100	322	--	422
U.S. Treasury bill	622	--	--	622
Other government bonds	--	1,496	--	1,496
Derivative financial instruments	--	547	--	547
Total financial assets	$8,247	$5,609	$--	$13,856
Financial Liabilities:
SERP liabilities	$--	$8,128	$--	$8,128
Total financial liabilities	$--	$8,128	$--	$8,128

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$783	$--	$--	$783
SERP mutual funds	2,813	--	--	2,813
Preferred stocks	1,170	--	--	1,170
Short-term investments in mutual funds	16,073	--	--	16,073
Trading debt securities:
Corporate bonds	3,696	1,155	--	4,851
Municipal bonds	--	1,908	--	1,908
Floating rate notes	103	446	--	549
U.S. Treasury bill	250	--	--	250
Other government bonds	--	864	--	864
Derivative financial instruments	--	452	--	452
Total financial assets	$24,888	$4,825	$--	$29,713
Financial Liabilities:
SERP liabilities	$--	$7,828	$--	$7,828
Total financial liabilities	$--	$7,828	$--	$7,828

The Company reevaluates the volume of trading activity for each of its investments at the end of each reporting period and adjusts the level within the fair value hierarchy as needed. Due to increased trading activity, $164 of investments included in Level 2 at December 31, 2013 were transferred to Level 1 at December 31, 2014.

4. Investments

The Company's trading securities consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount
December 31, 2014
Trading equity securities	$4,335	$374	$9	$4,700
Trading debt securities	8,573	107	71	8,609
Total	$12,908	$481	$80	$13,309

December 31, 2013
Trading equity securities	$19,411	$1,459	$31	$20,839
Trading debt securities	8,385	174	137	8,422
Total	$27,796	$1,633	$168	$29,261

Trading equity investments noted above are valued at their estimated fair value based on their quoted market prices and trading debt securities are valued based upon a mix of observable market prices and model driven prices derived from a matrix of observable market prices for assets with similar characteristics obtained from a nationally recognized third party pricing service. Additionally, a significant portion of the trading equity securities are in equity money market and mutual funds and also comprise a portion of the Company's liability under its SERP. See Note 12, Pension and Retirement Plans, for additional information on these investments and the SERP.

Trading debt securities are comprised mainly of marketable debt securities held by Astec Insurance. Astec Insurance has an investment strategy that focuses on providing regular and predictable interest income from a diversified portfolio of high-quality fixed income securities.

Net unrealized gains or losses incurred on investments still held as of the end of each reporting period amounted to a loss of $17 in 2014 and gains of $175 and $173 in 2013 and 2012, respectively.
5. Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Current U.S. accounting guidance provides that goodwill and indefinite-lived intangible assets be tested for impairment at least annually. The Company performs the required valuation procedures each year as of December 31 after the following year's forecasts are submitted and reviewed. The valuations performed in 2014, 2013 and 2012 indicated no impairment of goodwill.
The changes in the carrying amount of goodwill by reporting segment during the years ended December 31, 2014 and 2013 are as follows:

	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Balance, December 31, 2012	$8,673	$6,338	$--	$--	$15,011
Foreign currency translation	46	--	--	--	46
Balance, December 31, 2013	8,719	6,338	--	--	15,057
Acquisition	--	18,256	--	--	18,256
Foreign currency translation	(135)	(1,183)	--	--	(1,318)
Balance, December 31, 2014	$8,584	$23,411	$--	$--	$31,995

6. Long-lived and Intangible Assets
Long-lived assets, including finite-lived intangible assets, are reviewed for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Impairment losses for long-lived assets "held and used" and finite-lived intangible assets are recorded if the sum of the estimated future undiscounted cash flows used to test for recoverability is less than the carrying value.

Amortization expense on intangible assets was $2,735, $1,066 and $1,855 for 2014, 2013 and 2012, respectively. Intangible assets consisted of the following at December 31, 2014 and 2013:

	2014			2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Dealer network and customer relationships	$13,600	$(4,245)	$9,355	$6,678	$(3,019)	$3,659
Trade names	4,984	(645)	4,339	2,575	(353)	2,222
Other	5,471	(1,893)	3,578	1,535	(873)	662
Total	$24,055	$(6,783)	$17,272	$10,788	$(4,245)	$6,543

Intangible asset amortization expense is expected to be $3,152, $2,863, $2,466, $2,241, and $1,589 in the years ending December 31, 2015, 2016, 2017, 2018 and 2019, respectively, and $4,961 thereafter.

7. Property and Equipment

Property and equipment consist of the following:

	December 31
	2014	2013
Land	$14,024	$13,952
Building and land improvements	146,266	136,000
Manufacturing and office equipment	235,623	227,641
Aviation equipment	13,698	14,913
Less accumulated depreciation	(222,001)	(207,986)
Total	$187,610	$184,520

Depreciation expense was $21,343, $20,966 and $20,945 for the years ended December 31, 2014, 2013 and 2012, respectively.

In late January 2015, the Company decided to end production at its Astec Underground, Inc.'s Loudon, Tennessee manufacturing facility by June 2015.  Production of the product lines, which are included in the Energy Group, currently manufactured in Loudon will be transferred to the Company's GEFCO subsidiary's manufacturing facility in Enid, Oklahoma. As a result of this action, the Company intends to sell the land and building located in Loudon which have a net book value of $9,209 at December 31, 2014. The Company evaluated the facility for impairment and determined that no impairment existed at December 31, 2014.

8. Leases

The Company leases certain land, buildings and equipment for use in its operations under various operating leases. Total rental expense charged to operations under operating leases was approximately $2,544, $2,436 and $2,753 for the years ended December 31, 2014, 2013 and 2012, respectively.

Minimum rental commitments for all noncancelable operating leases at December 31, 2014 are as follows:

2015	$1,463
2016	1,274
2017	434
2018	102
2019	25
Thereafter	--
$3,298

9. Debt

On April 12, 2012, the Company and certain of its subsidiaries entered into an amended and restated credit agreement with Wells Fargo whereby Wells Fargo extended to the Company an unsecured line of credit of up to $100,000, including a sub-limit for letters of credit of up to $25,000. The amended and restated credit agreement replaced the expiring $100,000 credit facility between the Company and Wells Fargo. There were no outstanding revolving or term loan borrowings under the credit facility at December 31, 2014 or 2013. Letters of credit totaling $12,645 were outstanding under the credit facility as of December 31, 2014, resulting in additional borrowing ability of $87,355 on the credit facility as of December 31, 2014. The amended and restated agreement has a five-year term expiring in April 2017. Borrowings under the agreement are subject to an interest rate equal to the daily one-month LIBOR rate plus a 0.75% margin. The unused facility fee is 0.175%. Interest only payments are due monthly. The credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income, minimum tangible net worth and maximum allowed capital expenditures. The Company was in compliance with these covenants as of December 31, 2014.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd ("Osborn"), has a credit facility of $8,227 (ZAR 95,000) to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of December 31, 2014, Osborn had borrowings of $2,814 and $487 in performance, advance payment and retention guarantees outstanding under the facility. The facility is guaranteed by Astec Industries, Inc.  The facility's 0.75% unused facility fee is waived if more than 50% of the facility is utilized. As of December 31, 2014, Osborn had available credit under the facility of $4,926. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 9.00% as of December 31, 2014. Osborn's loans are included in the accompanying balance sheets as short-term debt of $2,814.

The Company's Brazilian subsidiary, Astec do Brasil Fabricacao de Equipamentos Ltda. ("Astec Brazil"), has outstanding working capital loans totaling $5,658 from a Brazilian bank with interest rates of approximately 12.5%. The loans have maturity dates ranging from May 2016 to September 2017 and are secured by letters of credit totaling $8,674 issued by Astec Industries, Inc. Additionally, Astec Brazil has various 5-year equipment financing loans outstanding with another Brazilian bank in the aggregate of $2,430 as of December 31, 2014 that have interest rates ranging from 3.5% to 6.0%. These equipment loans have maturity dates ranging from January 2019 to September 2019. Astec Brazil's loans are included in the accompanying balance sheets as short-term debt of $1,027 and long-term debt of $7,061.

Long-term debt maturities are expected to be $1,027, $4,783, $1,018, $988 and $199 in the years ending December 31, 2015, 2016, 2017, 2018 and 2019, respectively, and $73 thereafter.

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

Changes in the Company's product warranty liability during 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Reserve balance, beginning of year	$12,716	$11,052	$12,663
Warranty liabilities accrued	12,796	12,199	11,152
Warranty liabilities settled	(15,563)	(10,171)	(11,022)
Other	83	(364)	(1,741)
Reserve balance, end of year	$10,032	$12,716	$11,052

11. Accrued Loss Reserves

The Company accrues reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company. The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claim experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. Total accrued loss reserves at December 31, 2014 were $7,562 compared to $7,344 at December 31, 2013, of which $4,512 and $4,016 was included in other long-term liabilities at December 31, 2014 and 2013, respectively.

12. Pension and Retirement Plans

Prior to December 31, 2003, all employees of the Company's Kolberg-Pioneer, Inc. subsidiary were covered by a defined benefit pension plan. After December 31, 2003, all benefit accruals under the plan ceased and no new employees could become participants in the plan. Benefits paid under this plan are based on years of service multiplied by a monthly amount. The Company's funding policy for the plan is to make the minimum annual contributions required by applicable regulations.

The Company's investment strategy for the plan is to earn a rate of return, based on the fair value of plan assets, sufficient to match or exceed the long- term growth of pension liabilities. The investment policy states that the Plan Committee in its sole discretion shall determine the allocation of plan assets among the following four asset classes: cash equivalents, fixed-income securities, domestic equities and international equities. The Plan Committee attempts to ensure adequate diversification of the invested assets through investment in an exchange traded mutual fund that invests in a diversified portfolio of stocks, bonds and money market securities.

The following provides information regarding benefit obligations, plan assets and the funded status of the plan:

	Pension Benefits
	2014		2013
Change in benefit obligation
Benefit obligation, beginning of year	$13,815		$14,958
Interest cost	620		561
Actuarial (gain)/loss	2,118		(1,178)
Benefits paid	(567)		(526)
Benefit obligation, end of year	15,986		13,815
Accumulated benefit obligation	$15,986		$13,815
Change in plan assets
Fair value of plan assets, beginning of year	$12,693		$10,784
Actual gain on plan assets	819		1,624
Employer contribution	338		811
Benefits paid	(567)		(526)
Fair value of plan assets, end of year	13,283		12,693
Funded status, end of year	$(2,703)		$(1,122)
Amounts recognized in the consolidated balance sheets
Noncurrent liabilities	$(2,703)		$(1,122)
Net amount recognized	$(2,703)		$(1,122)
Amounts recognized in accumulated other comprehensive income consist of
Net loss	$5,896		$4,076
Net amount recognized	$5,896		$4,076
Weighted average assumptions used to determine benefit obligations as of December 31
Discount rate	3.81%		4.60%
Expected return on plan assets	7.00%		7.00%
Rate of compensation increase	N/	A	N/	A

The measurement date used for the plan was December 31.

In determining the expected return on plan assets, the historical experience of the plan assets, the current and expected allocation of the plan assets and the expected long-term rates of return were considered.

All assets in the plan are invested in an exchange traded mutual fund (level 1 in the fair value hierarchy). The allocation of assets within the mutual fund as of the measurement date (December 31) and the target asset allocation ranges by asset category are as follows:

	Actual Allocation
Asset Category	2014	2013	2014 & 2013 Target Allocation Ranges
Equity securities	65.6%	65.4%	53 - 73%
Debt securities	30.1%	27.8%	21 - 41%
Money market funds	4.3%	6.8%	0 - 15%
Total	100.0%	100.0%

Net periodic benefit cost for 2014, 2013 and 2012 included the following components:

	Pension Benefits
	2014	2013	2012
Components of net periodic benefit cost
Interest cost	$620	$561	$599
Expected return on plan assets	(816)	(693)	(648)
Amortization of actuarial loss	295	536	502
Net periodic benefit cost	$99	$404	$453
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial (gain)/loss for the year	$2,115	$(2,109)	$656
Amortization of net loss	(295)	(536)	(502)
Total recognized in other comprehensive income	1,820	(2,645)	154
Total recognized in net periodic benefit cost and other comprehensive income	$1,919	$(2,241)	$607
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	4.60%	3.82%	4.46%
Expected return on plan assets	7.00%	7.00%	7.00%

No contributions are expected to be funded by the Company in 2015.

Amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit cost in 2015 for the amortization of a net loss is $500 using the 10% corridor approach as allowed by ASC 715.

The following estimated future benefit payments are expected to be paid in the years indicated:

Pension Benefits
2015	$710
2016	760
2017	800
2018	830
2019	860
2020 - 2024	4,500

The Company sponsors a 401(k) defined contribution plan to provide eligible employees with additional income upon retirement. The Company's contributions to the plan are based on employee contributions. The Company's contributions totaled $5,134, $4,941, and $5,099 in 2014, 2013 and 2012, respectively.

The Company maintains a Supplemental Executive Retirement Plan ("SERP") for certain of its executive officers. The plan is a non-qualified deferred compensation plan administered by the Board of Directors of the Company, pursuant to which the Company makes quarterly cash contributions of a certain percentage of executive officers' compensation. Investments are self-directed by participants and can include Company stock. Upon retirement, participants receive their apportioned share of the plan assets in the form of cash.

Assets of the SERP consist of the following:

	December 31, 2014		December 31, 2013
	Cost	Market	Cost	Market
Company stock	$2,929	$4,401	$2,786	$4,232
Equity securities	3,368	3,727	3,241	3,596
Total	$6,297	$8,128	$6,027	$7,828

The Company periodically adjusts the deferred compensation liability such that the balance of the liability equals the total fair market value of all assets held by the trust established under the SERP. Such liabilities are included in other long-term liabilities on the consolidated balance sheets. The equity securities are included in investments in the consolidated balance sheets and classified as trading equity securities. See Note 4, Investments, for additional information. The cost of the Company stock held by the plan is included as a reduction in shareholders' equity in the consolidated balance sheets.

The change in the fair market value of Company stock held in the SERP results in a charge or credit to selling, general and administrative expenses in the consolidated statements of income because the acquisition cost of the Company stock in the SERP is recorded as a reduction of shareholders' equity and is not adjusted to fair market value; however, the related liability is adjusted to the fair market value of the stock as of each period end. The Company recognized expense of $74, $601 and $115 in 2014, 2013 and 2012, respectively, related to the change in the fair value of the Company stock held in the SERP.

13. Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency risk. From time to time the Company's foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates. The fair value of the derivative financial instrument is recorded on the Company's consolidated balance sheets and is adjusted to fair value at each measurement date. The changes in fair value are recognized in the consolidated statements of income in the current period. The Company does not engage in speculative transactions nor does it hold or issue derivative financial instruments for trading purposes. The average U.S. dollar equivalent notional amount of outstanding foreign currency exchange contracts was $10,328 during 2014. At December 31, 2014, the Company reported $434 of derivative assets in other current assets and $113 of derivative assets in other long-term assets. The Company reported $452 of derivative assets in other current assets at December 31, 2013. The Company recognized, as a component of cost of sales, a net gain on the change in fair value of derivative instruments of $438 and $1,061 for the years ended December 31, 2014 and 2013, respectively. The Company recognized, as a component of cost of sales, a net loss on the change in fair value of derivative instruments of $594 for the year ended December 31, 2012. There were no derivatives that were designated as hedges at December 31, 2014 or 2013.

14. Income Taxes

For financial reporting purposes, income from continuing operations before income taxes includes the following components:

	Year Ended December 31
	2014	2013	2012
Continuing operations
United States	$57,651	$53,315	$47,400
Foreign	(4,045)	4,927	6,297
Income from continuing operations before income taxes	$53,606	$58,242	$53,697

The provision for income taxes consists of the following:

	Year Ended December 31
	2014	2013	2012
Continuing operations
Current provision:
Federal	$18,713	$16,239	$9,637
State	2,992	2,785	2,096
Foreign	243	2,664	1,996
Total current provision	21,948	21,688	13,729
Deferred provision (benefit):
Federal	(1,627)	(885)	6,135
State	(222)	(923)	(768)
Foreign	(699)	(852)	391
Total deferred provision (benefit)	(2,548)	(2,660)	5,758
Total provision (benefit):
Federal	17,086	15,354	15,772
State	2,770	1,862	1,328
Foreign	(456)	1,812	2,387
Income tax provision on continuing operations	19,400	19,028	19,487
Income tax provision on discontinued operations	--	--	3,796
Total tax provision	$19,400	$19,028	$23,283

The Company's income tax provision is computed based on the domestic and foreign federal statutory rates and the average state statutory rates, net of related federal benefit.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. A reconciliation of the provision for income taxes at the statutory federal income tax rate to the amount provided is as follows:

	Year Ended December 31
	2014	2013	2012
Continuing operations
Tax at the statutory federal income tax rate	$18,762	$20,385	$18,794
Qualified production activity deduction	(1,360)	(1,395)	(958)
State income tax, net of federal income tax	1,727	1,105	758
Other permanent differences	840	464	360
Research and development tax credits	(1,323)	(2,054)	(419)
Change in valuation allowance	1,675	810	1,034
Other items	(921)	(287)	(82)
Income tax provision on continued operations	19,400	19,028	19,487
Income tax provision on discontinued operations	--	--	3,796
Total tax provision	$19,400	$19,028	$23,283

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31
	2014	2013
Deferred tax assets:
Inventory reserves	$6,539	$6,340
Warranty reserves	2,988	3,558
Bad debt reserves	598	636
State tax loss carryforwards	2,377	2,100
Accrued vacation	2,060	1,805
SERP	1,231	1,245
Deferred compensation	1,255	1,226
Restricted stock units	2,256	2,601
Foreign exchange gains/losses	3,111	2,345
Pension and post-employment benefits	2,197	1,498
Foreign deferred tax assets	3,311	3,642
Foreign net operating losses	3,168	1,561
Other	3,267	2,708
Valuation allowances	(6,029)	(4,354)
Total deferred tax assets	28,329	26,911
Deferred tax liabilities:
Property and equipment	19,394	19,711
Amortization	1,087	1,200
Goodwill	2,014	2,012
Pension	1,313	1,132
Foreign tax rate differential	2,236	3,681
Foreign deferred tax liabilities	3,820	1,227
Total deferred tax liabilities	29,864	28,963
Total net deferred liabilities	$(1,535)	$(2,052)

As of December 31, 2014, the Company has state net operating loss carryforwards of $56,116, foreign net operating loss carryforwards of approximately $10,482, and state tax credit carryforwards of $1,161 for tax purposes, which will be available to offset future taxable income. If not used, these carryforwards will expire between 2015 and 2028. A significant portion of the valuation allowance for deferred tax assets relates to the future utilization of state and foreign net operating loss and state tax credit carryforwards. Future utilization of these net operating loss and state tax credit carryforwards is evaluated by the Company on a periodic basis and the valuation allowance is adjusted accordingly. In 2014, the valuation allowance on these carryforwards was increased by $1,720 due to uncertainty about whether certain entities will realize their state and foreign net operating loss carryforwards. The Company has also determined that the recovery of certain other deferred tax assets is uncertain. The valuation allowance for these deferred tax assets was decreased by $45.

Undistributed earnings of the Company's Canadian subsidiary, Breaker Technology Ltd., and Northern Ireland subsidiary, Telestack Limited, are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes, net of an adjustment for foreign tax credits and possible withholding taxes payable. The cumulative amount of Breaker Technology, Ltd.'s unrecovered basis difference is $8,900 as of December 31, 2014. The cumulative amount of Telestack Limited's unrecovered basis difference is $1,000 as of December 31, 2014. The determination of the unrecognized deferred tax liability on the basis difference is not practical at this time.

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by authorities for years prior to 2010. With few exceptions, the Company is no longer subject to state and local or non-U.S. income tax examinations by authorities for years prior to 2007.

The Company has a liability for unrecognized tax benefits of $2,585 and $1,933 (excluding accrued interest and penalties) as of December 31, 2014 and 2013, respectively. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized tax benefits of $107 and $101 in 2014 and 2013, respectively, for penalties and interest related to amounts that were settled for less than previously accrued. The net total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate is $2,722 and $1,954 at December 31, 2014 and 2013, respectively. The Company does not expect a significant increase or decrease to the total amount of unrecognized tax benefits within the next twelve months.

A reconciliation of the beginning and ending unrecognized tax benefits excluding interest and penalties is as follows:

	December 31
	2014	2013	2012
Balance, beginning of year	$1,933	$2,095	$1,682
Additions for tax positions related to the current year	127	102	396
Additions for tax positions related to prior years	525	128	90
Reductions due to lapse of statutes of limitations	--	(149)	(73)
Decreases related to settlements with tax authorities	--	(243)	--
Balance, end of year	$2,585	$1,933	$2,095

The December 31, 2014 balance of unrecognized tax benefits includes no tax positions for which the ultimate deductibility is highly certain but the timing of such deductibility is uncertain. Accordingly, there is no impact to the deferred tax accounting for certain tax benefits.

15. Contingent Matters

Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of $2,419 and $693 at December 31, 2014 and 2013, respectively. The maximum potential amount of future payments for which the Company would be liable was equal to $2,419 as of December 31, 2014. These arrangements also provide that the Company will receive the lender's full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements. The Company has recorded a liability of $101 related to these guarantees as of December 31, 2014.

In addition, the Company is contingently liable under letters of credit issued by Wells Fargo totaling $12,645 as of December 31, 2014, including $8,674 of letters of credit guaranteeing certain Astec Brazil bank debt.  The outstanding letters of credit expire at various dates through November 2017.  As of December 31, 2014, Osborn is contingently liable for a total of $487 in performance letters of credit, advance payments and retention guarantees. As of December 31, 2014, Astec Australia is contingently liable for a total of $23 in performance bank guarantees. The maximum potential amount of future payments under these letters of credit and guarantees for which the Company could be liable is $13,155 as of December 31, 2014.

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

16. Shareholders' Equity

Beginning in 2006 and again in 2011, the Company implemented five-year plans to award key members of management restricted stock units ("RSUs") each year based upon annual financial performance of the Company and its subsidiaries. Each five-year plan allows up to 700 of newly issued shares of Company stock to be granted to employees. The number of RSUs granted each year is determined based upon the performance of individual subsidiaries and consolidated annual financial performance, with additional RSUs available for cumulative five-year results. Generally, each award vests at the end of five years from the date of grant, or at the time a recipient retires after reaching age 65, if earlier. The fair value of the RSUs that vested during 2014, 2013 and 2012 was $3,045, $2,405, and $2,719, respectively. The grant date tax benefit was reduced by $470, $77 and $67 upon the vesting of RSUs in 2014, 2013 and 2012, respectively.

Compensation expense of $961, $1,231, and $1,054 was recorded in the years ended December 31, 2014, 2013 and 2012, respectively, to reflect the fair value of RSUs granted (or anticipated to be granted for 2014 performance) less estimated forfeitures, amortized over the portion of the vesting period occurring during the period. Related income tax benefits of $348, $417, and $387 were recorded in 2014, 2013 and 2012, respectively. Based upon the grant date fair value of RSUs, it is anticipated that $2,217 of additional compensation costs will be recognized in future periods through 2022 for RSUs earned through December 31, 2014. The weighted average period over which this additional compensation cost will be expensed is 3.8 years. RSUs do not participate in Company paid dividends.

Changes in restricted stock units during the year ended December 31, 2014 are as follows:

	2014	Weighted Average Grant Date Fair Value
Unvested restricted stock units, beginning of year	262	$30.54
Restricted stock units granted	14	40.52
Restricted stock units forfeited	(4)	32.65
Restricted stock units vested	(75)	24.38
Unvested restricted stock units, end of year	197	33.54

The grant date fair value of the restricted stock units granted during 2014, 2013 and 2012 was $561, $763 and $1,303, respectively.

The Company has adopted an Amended and Restated Shareholder Protection Rights Agreement and declared a distribution of one right (the "Right") for each outstanding share of Company common stock, par value $0.20 per share (the "Common Stock"). Each Right entitles the registered holder (other than the "Acquiring Person" as defined below) to purchase from the Company one one-hundredth of a share (a "Unit") of Series A Participating Preferred Stock, par value $1.00 per share (the "Preferred Stock"), at a purchase price of $72.00 per Unit, subject to adjustment. The Rights currently attach to the certificates representing shares of outstanding Company Common Stock, and no separate Rights certificates will be distributed. The Rights will separate from the Common Stock upon the earlier of ten business days (unless otherwise delayed by the Board) following the: 1) public announcement that a person or group of affiliated or associated persons (the "Acquiring Person") has acquired, obtained the right to acquire, or otherwise obtained beneficial ownership of fifteen percent (15%) or more of the then outstanding shares of Common Stock, or 2) commencement of a tender offer or exchange offer that would result in an Acquiring Person beneficially owning fifteen percent (15%) or more of the then outstanding shares of Common Stock. The Board of Directors may terminate the Rights without any payment to the holders thereof at any time prior to the close of business ten business days following announcement by the Company that a person has become an Acquiring Person. Once the Rights are separated from the Common Stock, then the Rights entitle the holder (other than the Acquiring Person) to purchase shares of Common Stock (rather than Preferred Stock) having a current market value equal to twice the Unit purchase price. The Rights, which do not have voting power and are not entitled to dividends, expire on December 22, 2015. In the event of a merger, consolidation, statutory share exchange or other transaction in which shares of Common Stock are exchanged, each Unit of Preferred Stock will be entitled to receive the per share amount paid in respect of each share of Common Stock.

17. Operations by Industry Segment and Geographic Area

Due to the recent change in the Company's chief operating decision maker, sale of a Company subsidiary and other Company product lines, and the transfer of responsibility for certain product lines between Company subsidiaries, the composition of the Company's reportable segments was changed as of January 1, 2014. Historical segment information presented has been reclassified to reflect the new segment structure. The Company now has three reportable segments, each of which is comprised of multiple business units that offer similar products and services and meet the requirements for aggregation. A brief description of each segment is as follows:

Infrastructure Group - This segment consists of five business units, three of which design, engineer, manufacture and market a complete line of portable, stationary and relocatable hot-mix asphalt plants, wood pellet plants, asphalt pavers, material transfer vehicles, milling machines and paver screeds. The other two business units in this segment primarily operate as Company-owned dealers in the foreign countries in which they are domiciled.  These two business units sell, service and install products produced by the manufacturing subsidiaries of the Company, and a majority of their sales are to customers in the infrastructure industry.  The principal purchasers of the products produced by this group are asphalt producers, highway and heavy equipment contractors, wood pellet processors and foreign and domestic governmental agencies.

Aggregate and Mining Group - This segment consists of eight business units that design, engineer, manufacture and market a complete line of jaw crushers, cone crushers, horizontal shaft impactors, vertical shaft impactors, material handling, roll rock crushers and stationary rockbreaker systems, vibrating feeders and high frequency vibrating screens, conveyors, inclined, vertical and horizontal screens and sand classifying and washing equipment. The principal purchasers of products produced by this group are distributors, open mine operators, quarry operators, port and inland terminal operators, highway and heavy equipment contractors and foreign and domestic governmental agencies. This group includes the operations of Telestack Limited, which was acquired in April 2014.

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

Corporate - This category consists of business units that do not meet the requirements for separate disclosure as an operating segment or inclusion in one of the other reporting segments and includes the Company's parent company, Astec Industries, Inc., and Astec Insurance Company, a Company-owned captive insurance company. The Company evaluates performance and allocates resources to its operating segments based on profit or loss from operations before U.S. federal income taxes and corporate overhead and thus these costs are included in the Corporate category.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are valued at prices comparable to those for unrelated parties.

Segment information for 2014
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Revenues from external customers	$386,356	$384,883	$204,356	$--	$975,595
Intersegment revenues	26,661	33,009	17,548	--	77,218
Interest expense	31	463	11	215	720
Depreciation and amortization	7,045	10,120	6,358	853	24,376
Income taxes	1,365	1,235	348	16,452	19,400
Profit (loss)	29,477	32,900	10,316	(35,270)	37,423

Assets	539,794	494,428	244,003	305,282	1,583,507
Capital expenditures	5,375	16,169	2,875	413	24,832

Segment information for 2013
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Revenues from external customers	$398,399	$350,514	$184,085	$--	$932,998
Intersegment revenues	21,682	45,435	12,857	--	79,974
Interest expense	13	12	4	394	423
Depreciation and amortization	7,417	7,906	6,114	828	22,265
Income taxes	1,567	2,642	46	14,773	19,028
Profit (loss)	32,814	33,031	4,005	(30,367)	39,483

Assets	502,831	427,565	223,389	315,560	1,469,345
Capital expenditures	6,214	15,649	5,510	300	27,673

Segment Information for 2012
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Revenues from external customers	$390,753	$355,428	$190,092	$--	$936,273
Intersegment revenues	29,651	25,776	19,376	--	74,803
Interest expense	143	32	--	164	339
Depreciation and amortization	7,454	7,381	5,320	780	20,935
Income taxes on continuing operations	718	1,582	175	17,012	19,487
Profit (loss)	26,916	34,687	6,149	(33,023)	34,729

Assets	478,621	399,832	220,356	321,753	1,420,562
Capital expenditures	6,874	9,376	9,604	164	26,018

The totals of segment information for all reportable segments reconciles to consolidated totals as follows:

	2014	2013	2012
Net income attributable to controlling interest
Total profit for reportable segments	$72,693	$69,850	$67,752
Corporate expenses, net	(35,270)	(30,367)	(33,023)
Net (income) loss attributable to non-controlling interest	252	(172)	(161)
Elimination of intersegment profit	(3,217)	(269)	(519)
Income from discontinued operations, net of tax	--	--	3,401
Gain on sale of subsidiary, net of tax	--	--	3,378
Total consolidated net income attributable to controlling interest	$34,458	$39,042	$40,828
Assets
Total assets for reportable segments	$1,278,225	$1,153,785	$1,098,809
Corporate assets	305,282	315,560	321,753
Elimination of intercompany profit in inventory	(7,896)	(4,679)	(4,410)
Elimination of intercompany receivables	(515,625)	(482,768)	(469,254)
Elimination of investment in subsidiaries	(227,051)	(195,199)	(186,556)
Other eliminations	(27,470)	(37,408)	(31,559)
Total consolidated assets	$805,465	$749,291	$728,783
Interest expense
Total interest expense for reportable segments	$505	$29	$175
Corporate interest expense	215	394	164
Total consolidated interest expense	$720	$423	$339
Depreciation and amortization
Total depreciation and amortization for reportable segments	$23,523	$21,437	$20,155
Corporate depreciation and amortization	853	828	780
Depreciation from discontinued operations	--	--	2,113
Total consolidated depreciation and amortization	$24,376	$22,265	$23,048
Capital expenditures
Total capital expenditures for reportable segments	$24,419	$27,373	$25,854
Corporate capital expenditures	413	300	164
Total consolidated capital expenditures	$24,832	$27,673	$26,018

Sales into major geographic regions were as follows:

	Year Ended December 31
	2014	2013	2012
United States	$654,230	$599,054	$572,522
Canada	61,898	70,991	79,554
South America (excluding Brazil)	49,797	33,526	38,049
Africa	47,940	62,911	60,811
Australia and Oceania	34,772	47,505	62,683
Russia	25,589	17,440	14,641
Other Asian Countries	17,018	5,836	8,315
Middle East	13,327	6,699	6,705
Brazil	12,869	11,620	15,675
Other European Countries	12,365	15,428	20,249
Mexico	9,993	15,917	23,084
Central America (excluding Mexico)	9,275	5,620	6,843
Post-Soviet States (excluding Russia)	8,245	25,849	11,533
China	7,451	3,857	6,687
West Indies	4,478	5,294	2,765
Japan and Korea	4,377	1,749	1,509
India	1,743	3,672	4,648
Other	228	30	--
Total foreign	321,365	333,944	363,751
Total consolidated sales	$975,595	$932,998	$936,273

Long-lived assets by major geographic region are as follows:

	December 31
	2014	2013
United States	$150,425	$156,927
Brazil	14,798	9,024
South Africa	7,295	7,203
Australia	5,111	5,680
Northern Ireland	5,065	--
Canada	3,592	4,145
Germany	1,324	1,541
Total foreign	37,185	27,593
Total	$187,610	$184,520

18. Accumulated Other Comprehensive Loss

The balance of related after-tax components comprising accumulated other comprehensive loss is summarized below:

	December 31
	2014	2013
Foreign currency translation adjustment	$(9,384)	$(2,484)
Unrecognized pension and post-retirement benefit cost, net of tax of $2,197 and $1,498, respectively	(3,531)	(2,410)
Accumulated other comprehensive loss	$(12,915)	$(4,894)

See Note 12, Pension and Retirement Plans, for discussion of the amounts recognized in accumulated other comprehensive income related to the Company's Kolberg-Pioneer, Inc. defined pension plan.

19. Other Income (Expense) - Net

Other income (expense), net from continuing operations consists of the following:

	Year Ended December 31
	2014	2013	2012
Investment income	$64	$853	$116
Licensing fees	831	764	1,211
Other	312	320	456
Total	$1,207	$1,937	$1,783

20. Business Combinations

The Company has funded its initial $13,505 investment in Astec do Brasil Fabricação de Equipamentos Ltda. ("Astec Brazil") located in Vespasiano, Minas Gerais, Brazil, a consolidated subsidiary of the Company. Once the final capital contribution is received from the minority owner, Astec Brazil is expected to be 75% owned by the Company, with the remaining 25% owned by MDE, a recognized leader in providing material handling solutions to the Brazilian market.

At December 31, 2014, Astec Brazil was in the final phase of construction of a manufacturing facility. Assembly operations began in the newly constructed 132,400 square foot facility in the fourth quarter of 2014 and complete production operations are expected to begin in the first quarter of 2015.  Manufacturing operations, sales, distribution and product support will be located within the new facility, which is expected to employ approximately 120 employees at full capacity.  The new facility will initially manufacture stationary jaw and cone crushers, vibrating feeders, screens and track-mounted crushing units, representing the brands of AMS, KPI-JCI, and Telsmith in the construction and mining industries.  The Company also plans to manufacture other product lines at the facility such as BTI products for underground mining. During most of 2014, Astec Brazil operated as a distributor in the South American market for equipment produced by the other Astec Aggregate and Mining Group companies as well as Astec asphalt plants.

On April 1, 2014, the Company purchased 100% of the stock of Telestack Limited ("Telestack") for a total purchase price of $36,183. The purchase price was paid in cash with $2,500 deposited into escrow for a period of time not to exceed one year and is subject to certain post-closing adjustments.  The preliminary purchase price allocation recorded includes the recognition of $18,256 of goodwill and $14,445 of other intangible assets consisting of trade names (15 year useful life), patents (5 to 10 year useful lives), non-compete agreements (3 year useful life) and customer relationships (11 year useful life). The Company expects to finalize the purchase price accounting by the end of the first quarter of 2015 upon the finalization of any post-closing adjustments. Telestack's operating results are included in the Aggregate and Mining Group beginning in the second quarter of 2014. The revenue and results of operations of Telestack were not significant in relation to the Company's financial statements for the nine-month period ended December 31, 2014 and would not have been significant on a pro forma basis to any earlier periods.

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

21. Discontinued Operations

In October 2012, the Company entered into an agreement to sell its American Augers, Inc. ("Augers") subsidiary, as well as certain assets related to the Trencor large trencher product line of Astec Underground, Inc., to The Charles Machine Works, Inc. of Perry, Oklahoma. Augers and the Trencor large trencher product line were part of the Company's Energy Group. The sale of Augers included substantially all the assets and liabilities of Augers and was completed on November 30, 2012 for $42,940, net of cash included in the sale and subject to closing adjustments. The Company retained the Augers vertical oil and gas drill rig product line and relocated it to the GEFCO, Inc. subsidiary located in Enid, Oklahoma. The sale of the Trencor product line was immaterial to the transaction and is included in the Company's consolidated financial statements in continuing operations. This divestiture, as well as the sale of the small utility trencher and drill line of products to Toro earlier in 2012, is part of the Company's strategy to exit the cyclical underground sector.

The Company calculated the post-closing adjustments to the sale price and recorded the resulting $288 purchase price adjustment in other accrued liabilities in the December 31, 2012 consolidated balance sheet. The post-closing adjustments to the sales price were increased to a total of $499 when finalized and paid in early 2013.

The results of operations and the gain on the sale of Augers are presented as discontinued operations for 2012. Summarized financial information for Augers is below:

2012
Revenues	$53,619
Discontinued operations
Operating income before tax	$5,218
Income tax provision	1,817
Income from operations	3,401

Gain on sale of subsidiary
Gain on sale of subsidiary before tax	5,357
Income tax provision	1,979
Gain on sale of subsidiary	3,378
Income from discontinued operations	$6,779

The carrying amounts of the major classes of assets and liabilities disposed on November 30, 2012 were as follows:

2012
Assets
Cash	$636
Receivables	5,334
Inventories	26,568
Prepaid and other assets	430
Property and equipment, net	13,500
Other assets	465
Total assets	46,933
Liabilities
Accounts payable	2,518
Other liabilities	6,484
Total liabilities	9,002
Net assets disposed	$37,931

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Astec Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ASTEC INDUSTRIES, INC. (Registrant)

BY: /s/ Benjamin J. Brock
Benjamin J. Brock, Chief Executive Officer and Director

Date: March 2, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Benjamin G. Brock	Chief Executive Officer and President (Principal Executive Officer)	March 2, 2015
Benjamin G. Brock

/s/ David C. Silvious	Chief Financial Officer, Vice President and Treasurer (Principal Financial and Accounting Officer)	March 2, 2015
David C. Silvious

/s/ J. Don Brock	Director	February 26, 2015
J. Don Brock

/s/ W. Norman Smith	Director	February 26, 2015
W. Norman Smith

/s/ William B. Sansom	Director	February 26, 2015
William B. Sansom

/s/ Charles F. Potts	Director	February 26, 2015
Charles F. Potts

/s/ Glen E. Tellock	Director	February 26, 2015
Glen E. Tellock

/s/ William D. Gehl	Director	February 26, 2015
William D. Gehl

/s/ Daniel K. Frierson	Director	February 26, 2015
Daniel K. Frierson

/s/ William G. Dorey	Director	February 26, 2015
William G. Dorey

/s/ James B. Baker	Director	February 26, 2015
James B. Baker

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

EXHIBITS FILED WITH ANNUAL REPORT
ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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