Form 10-Q
period 2015-03-31
ASTEC INDUSTRIES INC
filed 2015-05-06
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
OR
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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at April 21, 2015
Common Stock, par value $0.20	22,982,609

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements
Astec Industries, Inc. Condensed Consolidated Balance Sheets (in thousands) (unaudited)
	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$12,464	$13,023
Investments	2,195	1,916
Trade receivables	125,720	105,743
Other receivables	4,199	1,558
Inventories	388,710	387,835
Prepaid expenses and other	19,850	28,299
Deferred income tax assets	15,073	14,817
Total current assets	568,211	553,191
Property and equipment, net	184,922	187,610
Investments	10,853	11,393
Goodwill	30,867	31,995
Other long-term assets	19,220	21,276
Total assets	$814,073	$805,465
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$5,376	$3,841
Accounts payable	66,220	60,987
Income taxes payable	7,228	2,418
Accrued product warranty	10,695	10,032
Customer deposits	34,183	45,086
Accrued payroll and related liabilities	17,899	17,265
Accrued loss reserves	3,231	3,050
Other current liabilities	21,019	18,450
Total current liabilities	165,851	161,129
Long-term debt	5,084	7,061
Deferred income tax liabilities	15,280	16,836
Other long-term liabilities	20,134	21,087
Total liabilities	206,349	206,113
Shareholders' equity	604,230	595,166
Non-controlling interest	3,494	4,186
Total equity	607,724	599,352
Total liabilities and equity	$814,073	$805,465

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Income (in thousands, except per share data) (unaudited)

	Three Months Ended March 31,
	2015	2014
Net sales	$288,748	$238,673
Cost of sales	222,703	181,916
Gross profit	66,045	56,757
Selling, general, administrative and engineering expenses	43,804	43,424
Income from operations	22,241	13,333
Interest expense	297	73
Other income, net of expenses	1,761	814
Income from operations before income taxes	23,705	14,074
Income taxes	8,788	4,527
Net income	14,917	9,547
Net income (loss) attributable to non-controlling interest	(188)	2
Net income attributable to controlling interest	$15,105	$9,545

Earnings per common share
Net income attributable to controlling interest:
Basic	$0.66	$0.42
Diluted	$0.65	$0.41
Weighted average number of common shares outstanding:
Basic	22,904	22,786
Diluted	23,114	23,102
Dividends declared per common share	$0.10	$0.10

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Comprehensive Income (in thousands) (unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$14,917	$9,547
Other comprehensive income:
Change in unrecognized pension and post-retirement benefit costs	28	-
Income tax (provision) benefit on change in unrecognized pension and post-retirement benefit costs	27	(15)
Foreign currency translation adjustments	(6,258)	250
Income tax benefit on foreign currency translation adjustments	350	64
Other comprehensive income (loss)	(5,853)	299
Comprehensive income	9,064	9,846
Comprehensive income (loss) attributable to non- controlling interest	(537)	131
Comprehensive income attributable to controlling interest	$9,601	$9,715

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$14,917	$9,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,040	5,528
Provision (benefit) for doubtful accounts	(234)	10
Provision for warranties	4,146	3,671
Deferred compensation provision	392	585
Sale (purchase) of trading securities, net	327	(18)
Stock-based compensation	359	363
Tax benefit from stock incentive plans	(347)	(412)
Deferred income tax benefit	(2,013)	(1,662)
Gain on disposition of fixed assets	(13)	(62)
Change in operating assets and liabilities:
Trade and other receivables	(22,001)	(14,050)
Inventories	(474)	(18,896)
Prepaid expenses	2,561	1,628
Other assets	1,952	(222)
Accounts payable	5,233	13,519
Accrued product warranty	(3,384)	(2,917)
Customer deposits	(10,902)	(816)
Prepaid and income taxes payable, net	10,544	5,007
Other	(507)	301
Net cash provided by operating activities	6,596	1,104
Cash flows from investing activities:
Expenditures for property and equipment	(6,873)	(8,364)
Sale of short-term investments	-	16,249
Proceeds from sale of property and equipment	55	84
Net cash provided (used) by investing activities	(6,818)	7,969
Cash flows from financing activities:
Payment of dividends	(2,296)	(2,291)
Borrowings under bank loans	1,276	2,104
Repayments of bank loans	(190)	-
Tax benefit from stock issued under incentive plans	347	412
Supplemental Executive Retirement Plan transactions, net	2,003	46
Withholding tax paid upon vesting of restricted stock units	(600)	(802)
Sale of subsidiaries shares to minority shareholders, net	-	1,384
Net cash provided by financing activities	540	853
Effect of exchange rates on cash	(877)	(521)
Net increase (decrease) in cash and cash equivalents	(559)	9,405
Cash and cash equivalents, beginning of period	13,023	35,564
Cash and cash equivalents, end of period	$12,464	$44,969

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc.
Condensed Consolidated Statement of Equity
For the Three Months Ended March 31, 2015
(in thousands)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accum- ulated Other Compre- hensive Loss	Company Shares Held by SERP	Retained Earnings	Non- controlling Interest	Total Equity
Balance, December 31, 2014	22,930	$4,586	$135,887	$(12,915)	$(2,929)	$470,537	$4,186	$599,352
Net income	-	-	-	-	-	15,105	(188)	14,917
Other comprehensive loss	-	-	-	(5,853)	-	-	(349)	(6,202)
Dividends declared	-	-	2	-	-	(2,298)	-	(2,296)
Stock-based compensation	1	-	359	-	-	-	-	359
Stock issued under incentive plans	52	10	337	-	-	-	-	347
Withholding tax paid upon vesting of RSUs	-	-	(600)	-	-	-	-	(600)
SERP transactions, net	-	-	902	-	1,101	-	-	2,003
Other	-	-	(1)	-	-	-	(155)	(156)
Balance, March 31, 2015	22,983	$4,596	$136,886	$(18,768)	$(1,828)	$483,344	$3,494	$607,724

See Notes to Unaudited Condensed Consolidated Financial Statements

ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands, except per share amounts unless otherwise specified)

Note 1.  Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Astec Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2014.

The unaudited condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Dollar and share amounts shown are in thousands, except per share amounts, unless otherwise specified.

Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which raises the previous threshold for disposals to qualify as discontinued operations and requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation.  The standard also allows companies to have significant continuing involvement and continuing cash flows with the discontinued operation.  The standard requires the reclassification of assets and liabilities of a discontinued operation in the balance sheet for all periods presented.  The standard is effective for public entities for annual periods beginning on or after December 15, 2014 and is to be implemented prospectively.  The Company's adoption of this standard effective January 1, 2015 did not have a significant impact on the Company's financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which supersedes existing revenue guidance under U.S. GAAP.  The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  The implementation of this new standard will require companies to use more judgment and to make more estimates than under current guidance.  The standard is effective for public companies for annual periods beginning after December 15, 2016.  The Company plans to adopt the new standard effective January 1, 2017.  The Company has not yet determined what impact, if any, the adoption of this new standard will have on the Company's financial position or results of operations.

Note 2.  Earnings per Share
Basic earnings per share are determined by dividing earnings by the weighted average number of common shares outstanding during each period.  Diluted earnings per share include the potential dilutive effect of options, restricted stock units and shares held in the Company's Supplemental Executive Retirement Plan.

The following table sets forth the computation of net income attributable to controlling interest and the number of basic and diluted shares used in the computation of earnings per share:

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income attributable to controlling interest	$15,105	$9,545
Denominator:
Denominator for basic earnings per share	22,904	22,786
Effect of dilutive securities:
Employee stock options and restricted stock units	145	207
Supplemental Executive Retirement Plan	65	109
Denominator for diluted earnings per share	23,114	23,102

Antidilutive options are not included in the diluted earnings per share computation.  The number of antidilutive options in the three-month periods ended March 31, 2015 and 2014 was not material.

Note 3.  Receivables
Receivables are net of allowances for doubtful accounts of $1,777 and $2,248 as of March 31, 2015 and December 31, 2014, respectively.

Note 4.  Inventories
Inventories consist of the following:

	March 31, 2015	December 31, 2014
Raw materials and parts	$152,355	$149,171
Work-in-process	109,817	105,163
Finished goods	99,686	102,235
Used equipment	26,852	31,266
Total	$388,710	$387,835

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

The most significant component of the Company's inventory is steel. A significant decline in the market price of steel could result in a decline in the market value of the equipment or parts the Company sells. During periods of significant declining steel prices, the Company reviews the valuation of its inventories to determine if reductions are needed in the recorded value of inventory on hand to its net realizable value.

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

Note 5.  Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation of $219,416 and $222,001 as of March 31, 2015 and December 31, 2014, respectively.

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

As indicated in the tables below (which excludes the Company's pension assets), the Company has determined that all of its financial assets and liabilities as of March 31, 2015 and December 31, 2014 are level 1 and level 2 in the fair value hierarchy as defined above:
	March 31, 2015
	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$537	$-	$537
SERP mutual funds	2,832	-	2,832
Preferred stocks	967	-	967
Trading debt securities:
Corporate bonds	3,356	1,114	4,470
Municipal bonds	-	2,024	2,024
Floating rate notes	101	317	418
U.S. Treasury bonds and bills	403	-	403
Other	-	1,397	1,397
Derivative financial instruments	-	604	604
Total financial assets	$8,196	$5,456	$13,652

Financial Liabilities:
SERP liabilities	$-	$6,160	$6,160
Total financial liabilities	$-	$6,160	$6,160

	December 31, 2014
	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$532	$-	$532
SERP mutual funds	3,195	-	3,195
Preferred stocks	973	-	973
Trading debt securities:
Corporate bonds	2,825	1,184	4,009
Municipal bonds	-	2,060	2,060
Floating rate notes	100	322	422
U.S. treasury bonds	622	-	622
Other	-	1,496	1,496
Derivative financial instruments	-	547	547
Total financial assets	$8,247	$5,609	$13,856

Financial Liabilities:
SERP liabilities	$-	$8,128	$8,128
Total financial liabilities	$-	$8,128	$8,128

The Company reevaluates the volume of trading activity for each of its investments at the end of each quarter and adjusts the level within the fair value hierarchy as needed.  One corporate bond investment with a market value of $162 changed from Level 1 in the hierarchy at December 31, 2014 to Level 2 at March 31, 2015 due to a reduction in trading activity.

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

Net unrealized gains or losses incurred on investments still held as of March 31, 2015 and December 31, 2014 amounted to gains of $213 and losses of $17, respectively.

Note 7.  Debt
On April 12, 2012, the Company and certain of its subsidiaries entered into an amended and restated credit agreement whereby Wells Fargo extended to the Company an unsecured line of credit of up to $100,000, including a sub-limit for letters of credit of up to $25,000. During the three months ended March 31, 2015, the highest amount of outstanding borrowings at any time under the facility was $7,871.  As of March 31, 2015 and December 31, 2014, there were no outstanding borrowings under the line of credit facility.  Letters of credit totaling $12,407, including $8,674 of letters of credit issued to banks in Brazil to secure the local debt of Astec do Brasil Fabricacao de Equipmaentos Ltda. ('Astec Brazil"), were outstanding under the credit facility as of March 31, 2015, resulting in additional borrowing ability of $87,593 under the credit facility. The credit agreement has a five-year term expiring in April 2017. Borrowings under the agreement are subject to an interest rate equal to the daily one-month LIBOR rate plus a 0.75% margin, resulting in a rate of 0.93% as of March 31, 2015. The unused facility fee is 0.175%. Interest only payments are due monthly. The amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income, minimum tangible net worth and maximum allowed capital expenditures. The Company was in compliance with these covenants as of March 31, 2015.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd ("Osborn"), has a credit facility of $7,826 with a South African bank to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of March 31, 2015, Osborn had $3,281 of outstanding borrowings (which is included in short-term debt in the accompanying balance sheets) and $701 in performance, advance payment and retention guarantees outstanding under the facility. The facility is unsecured and a 0.75% unused facility fee is charged if less than 50% of the facility is utilized. As of March 31, 2015, Osborn had available credit under the facility of $3,844. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 9.0% as of March 31, 2015.

The Company's Brazilian subsidiary, Astec Brazil, has outstanding working capital loans totaling $5,226 from two Brazilian banks with interest rates ranging from 14.25% to 19.3%.  The loans' maturity dates range from November 2016 to September 2017 and are secured by letters of credit totaling $8,674 issued by Astec Industries, Inc.  Additionally, Astec Brazil has various 5-year equipment financing loans outstanding with another Brazilian bank in the aggregate of $1,953 as of March 31, 2015 that have interest rates ranging from 3.5% to 6.0%.  These equipment loans have maturity dates ranging from September 2018 to September 2019.  Astec Brazil's loans are included in the accompanying balance sheets as short-term debt ($2,095) and long-term debt ($5,084).

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

Changes in the Company's product warranty liability for the three-month periods ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
Reserve balance, beginning of the period	$10,032	$12,716
Warranty liabilities accrued	4,146	3,671
Warranty liabilities settled	(3,384)	(2,917)
Other	(99)	24
Reserve balance, end of the period	$10,695	$13,494

Note 9.  Accrued Loss Reserves
The Company records reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company.  The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events.  Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future.  Total accrued loss reserves were $7,883 as of March 31, 2015 and $7,562 as of December 31, 2014, of which $4,652 and $4,512 were included in other long-term liabilities as of March 31, 2015 and December 31, 2014, respectively.

Note 10.  Income Taxes
The Company's combined effective income tax rate was 37.1% and 32.2% for the three-month periods ended March 31, 2015 and 2014, respectively.  The Company's effective tax rates for the three-month periods ended March 31, 2015 and 2014 include the effect of state income taxes and other discrete items but does not include benefits for the research and development credits as legislation extending the research and development credit for each year was not enacted by Congress as of the end of each period.

Note 11.  Segment Information
The Company has three reportable segments, each of which is comprised of multiple business units that offer similar products and services and meet the requirements for aggregation. A brief description of each segment is as follows:

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

Segment Information:

	Three Months Ended March 31, 2015
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$135,045	$106,412	$47,291	$-	$288,748
Intersegment sales	5,104	10,684	7,477	-	23,265
Gross profit	30,946	25,972	9,119	8	66,045
Gross profit percent	22.9%	24.4%	19.3%	-	22.9%
Segment profit (loss)	$15,511	$11,594	$163	$(11,965)	$15,303

	Three Months Ended March 31, 2014
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$98,791	$93,108	$46,774	$-	$238,673
Intersegment sales	4,557	7,840	3,463	-	15,860
Gross profit	22,679	23,424	10,642	12	56,757
Gross profit percent	23.0%	25.2%	22.8%	-	23.8%
Segment profit (loss)	$8,796	$9,101	$1,923	$(9,117)	$10,703

A reconciliation of total segment profits to the Company's consolidated totals is as follows:

	Three Months Ended March 31,
	2015	2014
Total segment profits	$15,303	$10,703
Elimination of intersegment profit	(386)	(1,156)
Net income	14,917	9,547
Net income (loss) attributable to non-controlling interest in subsidiaries	(188)	2
Net income attributable to controlling interest	$15,105	$9,545

Note 12.  Contingent Matters
Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of $2,302 as of March 31, 2015.  The maximum potential amount of future payments for which the Company would be liable was equal to $2,302 as of March 31, 2015.  These arrangements also provide that the Company will receive the lender's full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements.  The Company has recorded a liability of $101 related to these guarantees as of March 31, 2015.

In addition, the Company is contingently liable under letters of credit issued by Wells Fargo totaling $12,407 as of March 31, 2015, including $8,674 of letters of credit that guarantee certain Astec Brazil bank debt.  The outstanding letters of credit expire at various dates through November 2017.  As of March 31, 2015, Osborn is contingently liable for a total of $701 in performance letters of credit, advance payments and retention guarantees.  As of March 31, 2015, Astec Australia is contingently liable for a total of $19 in performance bank guarantees.  The maximum potential amount of future payments under these letters of credit and guarantees for which the Company could be liable is $13,127 as of March 31, 2015.

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

A total of 66 and 62 RSUs vested during the three-month periods ended March 31, 2015 and 2014, respectively.  The Company withheld 14 and 20 shares due to statutory payroll tax withholding requirements upon the vesting of the RSUs in the first three months of 2015 and 2014, respectively and used Company funds to remit the related required minimum withholding taxes to the various tax authorities.  The vesting date fair value of the RSUs that vested during the first three months of 2015 and 2014 was $2,785 and $2,504, respectively.  Compensation expense of $301 and $305 was recorded in the three-month periods ended March 31, 2015 and 2014, respectively, to reflect the fair value of RSUs granted (or anticipated to be granted for 2015 and cumulative five-year performance) less estimated forfeitures, amortized over the portion of the vesting period occurring during the periods.

Note 14.  Other Income, Net of Expenses
Other income, net of expenses for the three-month periods ended March 31, 2015 and 2014 is presented below:

	Three Months Ended March 31,
	2015	2014
Interest income	$137	$211
Income from life insurance policies	1,204	-
Gain (loss) on investments	(22)	207
License fee income	263	385
Other	179	11
Total	$1,761	$814

Note 15.  Derivative Financial Instruments
From time to time the Company's foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.  The fair value of the derivative financial instrument is recorded on the Company's balance sheet and is adjusted to fair value at each measurement date.  The changes in fair value are recognized in the consolidated statements of income in the current period.  The Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes.  The average U.S. dollar equivalent notional amount of outstanding foreign currency exchange contracts was $8,673 during the three-month period ended March 31, 2015. The Company reported $510 of derivative assets in other current assets and $94 of derivative assets in other long term assets at March 31, 2015.  At December 31, 2014, the Company reported $434 of derivative assets in other current assets and $113 of derivative assets in other long-term assets.  The Company recognized, as a component of cost of sales, a net gain of $418 on the change in fair value of derivative financial instruments in the three-month period ended March 31, 2015.  In the three-months ended March 31, 2014, the Company recognized, as a component of cost of sales, a net loss of $530 on the change in fair value of derivative financial instruments.  There were no derivatives that were designated as hedges at March 31, 2015.

Note 16.  Business Acquisition
On April 1, 2014, the Company purchased 100% of the stock of Telestack Limited ("Telestack") for a total purchase price of $36,183. The purchase price was paid in cash with $2,500 deposited into escrow for a period of time not to exceed one year and was subject to certain post-closing adjustments.  The post-closing adjustments were finalized during the first quarter of 2015 resulting in a decrease in the purchase price of $178.  The adjusted purchase price allocation recorded includes the recognition of $18,078 of goodwill and $14,445 of other intangible assets, based on the foreign exchange rate as of the acquisition date, consisting of trade names (15 year useful life), patents (5 to 10 year useful lives), non-compete agreements (3 year useful life) and customer relationships (11 year useful life).  Telestack's operating results are included in the Aggregate and Mining Group beginning in the second quarter of 2014. The revenue and results of operations of Telestack were not significant in relation to the Company's financial statements for the three or nine-month periods ended March 31, 2015 and December 31, 2014, respectively and would not have been significant on a pro forma basis to any earlier periods.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words "will," "would," "should," "could," "may," "believes," "anticipates," "intends," "forecasts" and "expects" and similar expressions.  Such forward-looking statements include, without limitation, statements regarding the Company's expected sales and results of operations during 2015, the Company's expected capital expenditures in 2015, the expected benefit and impact of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through March 31, 2016, the amount and impact of any current or future state or federal funding for transportation construction programs, the need for road improvements, the amount and impact of other public sector spending and funding mechanisms, changes in the economic environment as it affects the Company, the market confidence of customers and dealers, the Company being called upon to fulfill certain contingencies, the expected dates of granting of restricted stock units, changes in interest rates and the impact of such changes on the financial results of the Company, changes in the prices of steel and oil and the impact of such changes generally and on the demand for the Company's products, customer's buying decisions and the Company's business, the ability of the Company to offset future changes in prices in raw materials, the change in the strength of the dollar and the level of the Company's presence and sales in international markets, the impact that further development of domestic oil and natural gas production capabilities would have on the domestic economy and the Company's business, the seasonality of the Company's business, the Company's investments, the percentage of the Company's equipment sold directly to end users, the amount or value of unrecognized tax benefits, the impact of IRS tax regulations, payment of dividends by the Company, and the ultimate outcome of the Company's current claims and legal proceedings.

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

The risks and uncertainties identified herein under the caption "Item 1A. Risk Factors" in Part II of this Report, elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, should be carefully considered when evaluating the Company's business and future prospects.

Overview
The Company is a leading manufacturer and seller of equipment for the road building, aggregate processing, geothermal, water, oil and gas, and wood processing industries. The Company's businesses:

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

Astec Industries, Inc. consists of 20 companies: 16 manufacturing companies, 2 companies that operate as dealers for the manufacturing companies, a captive insurance company and the parent company.  The companies fall within three reportable operating segments:

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

Individual Company subsidiaries included in the composition of the Company's segments are as follows:

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

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and its impact on customers' purchasing decisions and the price of steel may each affect the Company's financial performance. Economic downturns generally result in decreased purchasing by the Company's customers, which, in turn, causes reductions in sales and increased pricing pressure on the Company's products. Rising interest rates also typically negatively impact customers' attitudes toward purchasing equipment. The Federal Reserve has maintained historically low interest rates in response to the current economic downturn; however, interest rates may increase during the remainder of 2015 and thereafter.

Significant portions of the Company's revenues relate to the sale of equipment involved in the production, handling, recycling or installation of asphalt mix. Liquid asphalt is a by-product of oil production. An increase in the price of oil increases the cost of asphalt, which is likely to decrease demand for asphalt and therefore decrease demand for certain Company products. While increasing oil prices may have a negative financial impact on many of the Company's customers, the Company's equipment can use a significant amount of recycled asphalt pavement, thereby mitigating the effect of increased oil prices on the final cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt mix. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. The Company's customers appear to be adapting their prices in response to the fluctuating oil prices, and the fluctuations did not appear to significantly impair equipment purchases in 2014 or the first three months of 2015. The Company expects oil prices to continue to fluctuate during the remainder of 2015 and thereafter.  Minor fluctuations in oil prices should not have a significant impact on customers' buying decisions. However, political uncertainty in oil producing countries, interruptions in oil production due to disasters, whether natural or man-made, or other economic factors could significantly impact oil prices, which could negatively impact demand for the Company's products.

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

Steel is a major component in the Company's equipment. Steel prices decreased during the first quarter of 2015 with mills experiencing weaker than normal order intakes due to import offerings. Steel prices are continuing their decline during the early portion of the second quarter of 2015 but the Company anticipates this trend will subside as supply more closely balances with demand later in second quarter. The Company anticipates that steel prices will then slowly increase as the year progresses. The Company continues to utilize forward-looking contracts coupled with advanced steel purchases when applicable to minimize the impact of fluctuations in steel prices. The Company will continue to review the trends in steel prices in future months and establish future contract pricing accordingly.

In addition to the factors stated above, many of the Company's markets are highly competitive, and its products compete worldwide with a number of other manufacturers and dealers that produce and sell similar products. A weak dollar, combined with improving economic conditions in certain foreign economies, had a positive impact on the Company's international sales in 2010 through mid-2012. The strengthening of the U.S. dollar against many foreign currencies during the later portion of 2012 through the first quarter of 2015 has negatively impacted pricing and the Company's backlog at March 31, 2015 in certain foreign markets.  Increasing domestic interest rates or weakening economic conditions abroad could cause the dollar to further strengthen, which could negatively impact the Company's international sales.

In the United States and internationally, the Company's equipment is marketed directly to customers as well as through dealers. In recent years, approximately 75% to 80% of equipment sold by the Company was sold directly to the end user. The Company expects this ratio to remain relatively consistent through the end of 2015.

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

Results of Operations
Net Sales
Net sales for the first quarter of 2015 were $288,748 compared to $238,673 for the first quarter of 2014, an increase of $50,075 or 21.0%. Sales are generated primarily from new equipment and parts sales to domestic and international customers.  Sales increased by $36,254 in the Infrastructure Group, $13,304 in the Aggregate and Mining Group and $517 in the Energy Group.

Domestic sales for the first quarter of 2015 were $211,053 or 73.1% of consolidated net sales compared to $175,432 or 73.5% of consolidated net sales for the first quarter of 2014, an increase of $35,621 or 20.3%,  Domestic sales for the first quarter of 2015 as compared to the first quarter of 2014 increased $28,731 in the Infrastructure Group and $9,691 in the Aggregate and Mining Group but decreased $2,801 in the Energy Group.  International sales for the first quarter of 2015 were $77,695 or 26.9% of consolidated net sales compared to $63,241 or 26.5% of consolidated net sales for the first quarter of 2014, an increase of $14,454 or 22.9%. International sales increased $7,524 in the Infrastructure Group, $3,612 in the Aggregate and Mining Group and $3,318 in the Energy Group.  The increases in international sales occurred primarily in the Middle East, Australia, South America, Canada and Europe, offset by decreased sales in Russia, Central America and Mexico.  International sales continue to be negatively impacted by the strength of the U.S. dollar as compared to the currencies in many of the countries in which the Company operates.

Parts sales for the first quarter of 2015 were $73,089 compared to $69,258 for the first quarter of 2014, an increase of $3,831 or 5.5%.  Parts sales as a percentage of net sales decreased 370 basis points from 29.0% for the first quarter of 2014 to 25.3% for the first quarter of 2015.  Parts sales increased in the Infrastructure Group but decreased in the Energy Group and the Aggregate and Mining Group.

Gross Profit
Consolidated gross profit increased $9,288 or 16.4% to $66,045 for the first quarter of 2015 compared to $56,757 for the first quarter of 2014.  Gross profit as a percentage of sales decreased 90 basis points to 22.9% for the first quarter of 2015 compared to 23.8% for the first quarter of 2014.

Selling, General, Administrative and Engineering Expenses
Selling, general, administrative and engineering expenses for the first quarter of 2015 were $43,804 or 15.2% of net sales, compared to $43,424 or 18.2% of net sales for the first quarter of 2014, an increase of $380 or 0.9%.

Interest Expense
Interest expense for the first quarter of 2015 increased $224 to $297 from $73 for the first quarter of 2014.

Other Income, Net of Expenses
Other income, net of expenses was $1,761 for the first quarter of 2015 compared to $814 for the first quarter of 2014, an increase of $947 due to income on life insurance policies recorded in the first quarter of 2015 due to the death of the Company's Chairman (and former CEO).  Additional other income is generated primarily by earnings on investments of excess cash and funds held by Astec Insurance, the Company's captive insurance company, as well as interest income from customers and license fee income.

Income Tax Expense
The Company's combined effective income tax rate was 37.1% and 32.2% for the three-month periods ended March 31, 2015 and 2014, respectively.  The Company's effective tax rates for the three-month periods ended March 31, 2015 and 2014 include the effect of state income taxes and other discrete items but does not include benefits for the research and development credits as legislation extending the research and development credit for each year was not enacted by Congress as of the end of each period.  The increase in the tax rate between periods is due primarily to increases in federal and certain state tax reserve amounts relating to tax positions or audits in those jurisdictions as well as our inability to book tax benefits for first quarter 2015 losses in certain of our foreign companies.

Net Income
The Company had net income attributable to controlling interest of $15,105 for the first quarter of 2015 compared to $9,545 for the first quarter of 2014, an increase of $5,560, or 58.3%. Net income attributable to controlling interest per diluted share was $0.65 for the first quarter of 2015 compared to $0.41 for the first quarter of 2014, an increase of $0.24.  Diluted shares outstanding for the quarters ended March 31, 2015 and 2014 were 23,114 and 23,102, respectively.

Dividends
In February 2013, the Company's Board of Directors approved a dividend policy pursuant to which the Company began paying a quarterly $0.10 per share dividend on its common stock beginning in the second quarter of 2013.  The actual amount of future quarterly dividends, if any, will be based upon the Company's financial position, results of operations, cash flows, capital requirements and restrictions under the Company's existing credit agreement, among other factors.  The Board retained the power to modify, suspend or cancel the Company's dividend policy in any manner and at any time it deems necessary or appropriate in the future.  The Company paid quarterly dividends of $0.10 per common share to shareholders for each quarter of 2014 and the first quarter of 2015.

Backlog
The backlog of orders as of March 31, 2015 was $291,168 compared to $309,565 (adjusted for the acquisition of Telestack) as of March 31, 2014, a decrease of $18,397, or 5.9%. Domestic backlogs increased $3,740 or 1.9%, and international backlogs decreased $22,137 or 19.7%.   The March 31, 2015 backlog was comprised of 69.0% domestic orders and 31.0% international orders, as compared to 63.7% domestic orders and 36.3% international orders as of March 31, 2014.  Included in both the March 31, 2015 and 2014 backlog is approximately $59 million for three pellet plant orders from one customer.  The Company has agreed to finance these first three pellet plant line orders for a two to three-year period and thus revenues will be recorded by the Company as payments are received.  The Company is unable to determine whether the changes in backlogs were experienced by the industry as a whole; however, the Company believes the changes in backlogs reflect the current economic conditions the industry is experiencing.

Segment Net Sales:
	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Infrastructure Group	$135,045	$98,791	$36,254	36.7%
Aggregate and Mining Group	106,412	93,108	13,304	14.3%
Energy Group	47,291	46,774	517	1.1%

Infrastructure Group: Sales in this group were $135,045 for the first quarter of 2015 compared to $98,791 for the same period in 2014, an increase of $36,254 or 36.7%.  Domestic sales for the Infrastructure Group increased $28,730 or 35.5% for the first quarter of 2015 compared to the same period in 2014 with significant increases in both asphalt plant, mobile asphalt equipment and parts sales.  Due to the financing structure of the sales contract with the initial pellet plant customer, revenue will be recorded on this three line plant over the life of the financing arrangement beginning after the final plant performance testing is completed.  To date, no pellet plant revenue on this order has been recorded.  International sales for the Infrastructure Group increased $7,524 or 42.0% for the first quarter of 2015 compared to the same period in 2014 due primarily to increased asphalt plant sales and increased sales by the Company owned distributor in Australia. Sales increased in Canada, the Middle East, Australia and South America, offset by decreased sales in Russia and Mexico.  Parts sales for the Infrastructure Group increased 19.4% for the first quarter of 2015 compared to the same period in 2014 due primarily to improved sales of parts for asphalt plants.

Aggregate and Mining Group: Sales in this group were $106,412 for the first quarter of 2015 compared to $93,108 for the same period in 2014, an increase of $13,304 or 14.3%.  Domestic sales for the Aggregate and Mining Group increased $9,691 or 16.8% for the first quarter of 2015 compared to the same period in 2014.  The increase in sales resulted from increased sales of the Company's aggregate processing equipment. International sales for the Aggregate and Mining Group increased $3,612 or 10.2% in the first quarter of 2015 compared to the same period in 2014.  International sales in the Aggregate and Mining Group increased in South America and Europe and declined in Canada, Russia and Central America.  International sales continue to be negatively impacted by the reduced customer demand for equipment in the mining sector.  Parts sales for this group decreased 1.8% for the first quarter of 2015 compared to the same period in 2014.

Energy Group: Sales in this group were $47,291 for the first quarter of 2015 compared to $46,774 for the same period in 2014, an increase of $517 or 1.1%.  Domestic sales for the Energy Group decreased $2,801 or 7.6% for the first quarter of 2015 compared to the same period in 2014 due primarily to declines in sales of well drilling equipment and related parts.  International sales for the Energy Group increased $3,318 or 33.9% for the first quarter of 2015 compared to the same period in 2014 due primarily to increased sales of the Peterson wood chipping and grinding equipment.  The increase in international sales occurred primarily in Australia and the Middle East, offset by a decrease in sales in Africa and South America.  Parts sales for this group decreased 16.2% for the first quarter of 2015 compared to the same period in 2014.

Segment Profit (Loss):
	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Infrastructure Group	$15,511	$8,796	$6,715	76.3%
Aggregate and Mining Group	11,594	9,101	2,493	27.4%
Energy Group	163	1,923	(1,760)	(91.5%)
Corporate	(11,965)	(9,117)	(2,848)	(31.2%)

Infrastructure Group: Segment profit for this group was $15,511 for the first quarter of 2015 compared to $8,796 for the same period in 2014, an increase of $6,715 or 76.3%. The group's profits between periods were positively impacted by normal margins on a $36,254 increase in sales volume partially offset by a $650 increase in research and development expenditures.

Aggregate and Mining Group: Segment profit for this group was $11,594 for the first quarter of 2015 compared to $9,101 for the same period in 2014, an increase of $2,493 or 27.4%.  The group's profits between periods were positively impacted by margins on the group's $13,304 increase in sales volume, which was due partially to the inclusion of sales by Telestack, which was acquired on April 1, 2014.  Segment profits were negatively impacted by an 80 basis point decline in gross margins for this group (from 25.2% for the first quarter of 2014 to 24.4% for the first quarter of 2015).

Energy Group: Segment profit for this group was $163 for the first quarter of 2015 compared to $1,923 for the first quarter of 2014, a decrease of $1,760 or 91.5%.  The decrease in this group's profits was due primarily to $866 of expenses incurred related to the upcoming closure of the Astec Underground Loudon facility (scheduled for late May 2015) and cost overruns associated with the first concrete plant produced by CEI.

Corporate Group: The Corporate Group had a loss of $11,965 for the first quarter of 2015 compared to a loss of $9,117 for the first quarter of 2014, an increase in loss of $2,848 or 31.2%.  The increase in loss in the first quarter of 2015 as compared to the first quarter of 2014 is due primarily to increased U.S. consolidated federal income tax on higher consolidated earnings offset by $1,204 of income from life insurance policies on the Company's Chairman (and former CEO) who passed away in March 2015.

Liquidity and Capital Resources
The Company's primary sources of liquidity and capital resources are its cash on hand, borrowing capacity under a $100,000 revolving credit facility and cash flows from operations. The Company had $12,464 of cash available for operating purposes as of March 31, 2015, of which $9,999 was held by the Company's foreign subsidiaries.  At March 31, 2015, the Company had no borrowings outstanding under its credit facilities with Wells Fargo Bank, N.A.  Net of letters of credit totaling $12,407, the Company had borrowing availability of $87,593 under the credit facility as of March 31, 2015.  During the three months ended March 31, 2015, the highest amount of outstanding borrowings at any time under the facility was $7,871.

The Wells Fargo credit facility is a five-year agreement that was entered into in April 2012.  The amended and restated credit agreement with Wells Fargo continued the Company's previous $100,000 revolving credit facility and includes a sub-limit for letters of credit of $25,000.  Borrowings under the agreement are subject to an interest rate equal to the daily one month LIBOR rate plus a 0.75% margin, resulting in a rate of 0.93% as of March 31, 2015.  Interest only payments are due monthly. The unused facility fee is 0.175%.  The amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income, minimum tangible net worth and maximum allowed capital expenditures.  The Company was in compliance with these covenants as of March 31, 2015.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd ("Osborn"), has a credit facility of $7,826 with a South African bank to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of March 31, 2015, Osborn had $3,281 of outstanding borrowings and $701 in performance, advance payment and retention guarantees outstanding under the facility. The facility is unsecured and a 0.75% unused facility fee is charged if less than 50% of the facility is utilized. As of March 31, 2015, Osborn had available credit under the facility of $3,844. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 9.0% as of March 31, 2015.

The Company's Brazilian subsidiary, Astec do Brasil Fabricacao de Equipamentos Ltda. ("Astec Brazil"), has outstanding working capital loans totaling $5,226 from two Brazilian banks with interest rates ranging from 14.25% to 19.3%.  The loans' maturity dates range from November 2016 to September 2017 and are secured by letters of credit totaling $8,674 issued by Astec Industries, Inc.  Additionally, Astec Brazil has various 5-year equipment financing loans outstanding with another Brazilian bank in the aggregate of $1,953 as of March 31, 2015 that have interest rates ranging from 3.5% to 6.0%.  These equipment loans have maturity dates ranging from September 2018 to September 2019.

Cash Flows from Operating Activities:
	Three Months Ended March 31,		Increase
	2015	2014	(Decrease)
Net income	$14,917	$9,547	$5,370
Depreciation and amortization	6,040	5,528	512
Deferred income tax benefit	(2,013)	(1,662)	(351)
Provision for warranties	4,146	3,671	475
Changes in working capital:
Increase in trade and other receivables	(22,001)	(14,050)	(7,951)
Increase in inventories	(474)	(18,896)	18,422
Increase in accounts payable	5,233	13,519	(8,286)
Decrease in customer deposits	(10,902)	(816)	(10,086)
Increase in prepaid and income taxes payable	10,544	5,007	5,537
Other, net	1,106	(744)	1,850
Net cash provided by operating activities	$6,596	$1,104	$5,492

Net cash from operating activities increased by $5,492 for the first three months of 2015 as compared to the first three months of 2014 due primarily to $18,422 less cash being used to finance increases in inventories offset by a decrease associated with customer deposits of $10,086.

Cash Flows from Investing Activities:
	Three Months Ended March 31,		Increase
	2015	2014	(Decrease)
Expenditures for property and equipment	$(6,873)	$(8,364)	$1,491
Sale of short-term investments	-	16,249	(16,249)
Proceeds from sale of property and equipment	55	84	(29)
Net cash provided (used) by investing activities	$(6,818)	$7,969	$(14,787)

Net cash used from investing activities declined by $14,787 for the first three months of 2015 as compared to the same period in 2014, primarily due to selling Company short term investments in 2014 to partially fund the acquisition of Telestack.

Total capital expenditures for 2015 are forecasted to be approximately $30,000. The Company expects to finance these expenditures using currently available cash balances, internally generated funds, available credit under the Company's credit facilities, as well as local financing for the equipment in the new Brazilian manufacturing facility. Capital expenditures are generally for machinery, equipment and facilities used by the Company in the production of its various products.  The Company believes that its current working capital, cash flows generated from future operations and available capacity under its credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements through March 31, 2016.

Cash Flows from Financing Activities:

	Three Months Ended March 31,		Increase
	2015	2014	(Decrease)
Payment of dividends	$(2,296)	$(2,291)	$(5)
Borrowings under bank loans	1,276	2,104	(828)
Net proceeds from sale of subsidiaries shares to minority shareholders	-	1,384	(1,384)
Supplemental Executive Retirement Plan transactions, net	2,003	46	1,957
Other, net	(443)	(390)	(53)
Net cash provided by financing activities	$540	$853	$(313)

Cash from financing activities decreased by $313 for the first three months of 2015 compared to the same period in 2014.  Major changes in financing activities between periods were affected by the contribution of capital to Astec Brazil in the first quarter of 2014 and the transfer of cash from the Company SERP's rabbi trust to the Company to fund participant distributions, primarily due to the death of the Company's Chairman (and former CEO), during the first three months of 2015.

Financial Condition
The Company's current assets increased to $568,211 as of March 31, 2015 from $553,191 as of December 31, 2014, an increase of $15,020 or 2.7%.  The increase is primarily attributable to increases in trade receivables of $19,977 and increases in notes and other receivables of $2,641 due primarily to receivables recorded as of March 31, 2015 related to life insurance contract proceeds to be received due to the death of the Company's Chairman (and former CEO).  These increases were partially offset by decreases in prepaid expenses and other current assets of $8,449 related primarily to deposits on the purchase of inventory.

The Company's current liabilities increased to $165,851 as of March 31, 2015 as compared to $161,129 as of December 31, 2014, an increase of $4,722 or 2.9%. The increase is primarily due to increases in accounts payable of $5,233; income taxes payable of $4,810; other current liabilities of $2,569; and short-term debt of $1,535, offset by a decrease in customer deposits of $10,903.

Market Risk and Risk Management Policies
We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2014.

Off-balance Sheet Arrangements
As of March 31, 2015, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations
During the three months ended March 31, 2015, there were no substantial changes in the Company's commitments or contractual liabilities.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
The Company is involved from time to time in legal actions arising in the ordinary course of its business. Other than as set forth in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2014, we currently have no pending or threatened litigation that we believe will result in an outcome that would materially affect our business, financial position, cash flows or results of operations. Nevertheless, there can be no assurance that future litigation to which we become a party will not have a material adverse effect on our business, financial position, cash flows or results of operations.

Item 1A.  Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.  The risks described in our Annual Report on Form 10-K for the year ended December 31, 2014 and in this Quarterly Report on Form 10-Q are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

ASTEC INDUSTRIES, INC. (Registrant)

Date: May 6, 2015	/s/ Benjamin G. Brock
Benjamin G. Brock Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2015	/s/ David C. Silvious
David C. Silvious Chief Financial Officer, Vice President, and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
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