Form 10-Q
period 2015-06-30
ASTEC INDUSTRIES INC
filed 2015-08-06
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
OR
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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at July 27, 2015
Common Stock, par value $0.20	22,984,445

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements
Astec Industries, Inc. Condensed Consolidated Balance Sheets (in thousands) (unaudited)
	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$16,353	$13,023
Investments	2,726	1,916
Trade receivables	116,640	105,743
Other receivables	1,608	1,558
Inventories	382,841	387,835
Prepaid expenses and other	30,451	28,299
Deferred income tax assets	16,118	14,817
Total current assets	566,737	553,191
Property and equipment, net	174,971	187,610
Investments	11,098	11,393
Goodwill	31,897	31,995
Other long-term assets	19,088	21,276
Total assets	$803,791	$805,465
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$6,493	$3,841
Accounts payable	52,471	60,987
Income taxes payable	1,823	2,418
Accrued product warranty	10,761	10,032
Customer deposits	31,831	45,086
Accrued payroll and related liabilities	17,319	17,265
Accrued loss reserves	3,225	3,050
Other current liabilities	20,960	18,450
Total current liabilities	144,883	161,129
Long-term debt	5,529	7,061
Deferred income tax liabilities	14,483	16,836
Other long-term liabilities	19,706	21,087
Total liabilities	184,601	206,113
Shareholders' equity	616,420	595,166
Non-controlling interest	2,770	4,186
Total equity	619,190	599,352
Total liabilities and equity	$803,791	$805,465

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Income (in thousands, except per share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$268,042	$277,256	$556,791	$515,929
Cost of sales	205,809	215,078	428,512	396,994
Gross profit	62,233	62,178	128,279	118,935
Selling, general, administrative and engineering expenses	43,308	40,247	87,112	83,672
Income from operations	18,925	21,931	41,167	35,263
Interest expense	420	109	717	182
Other income, net of expenses	273	729	2,033	1,544
Income from operations before income taxes	18,778	22,551	42,483	36,625
Income taxes	7,120	8,061	15,909	12,589
Net income	11,658	14,490	26,574	24,036
Net loss attributable to non-controlling interest	(147)	(7)	(335)	(6)
Net income attributable to controlling interest	$11,805	$14,497	$26,909	$24,042

Earnings per common share
Net income attributable to controlling interest:
Basic	$0.51	$0.64	$1.17	$1.05
Diluted	$0.51	$0.63	$1.16	$1.04
Weighted average number of common shares outstanding:
Basic	22,942	22,822	22,923	22,804
Diluted	23,119	23,099	23,117	23,101
Dividends declared per common share	$0.10	$0.10	$0.20	$0.20

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Comprehensive Income (in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$11,658	$14,490	$26,574	$24,036
Other comprehensive income:
Change in unrecognized pension and post-retirement benefit costs	-	-	28	-
Income tax (provision) benefit on change in unrecognized pension and post-retirement benefit costs	(18)	(1)	9	(16)
Foreign currency translation adjustments	2,540	1,877	(3,718)	2,128
Income tax (provision) benefit on foreign currency translation adjustments	(410)	(1)	(60)	63
Other comprehensive income (loss)	2,112	1,875	(3,741)	2,175
Comprehensive income	13,770	16,365	22,833	26,211
Comprehensive income (loss) attributable to non- controlling interest	(140)	61	(677)	192
Comprehensive income attributable to controlling interest	$13,910	$16,304	$23,510	$26,019

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$26,574	$24,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,111	11,728
Provision (benefit) for doubtful accounts	(330)	332
Provision for warranties	8,462	8,132
Deferred compensation provision	324	584
Stock-based compensation	856	693
Tax benefit from stock incentive plans	(344)	(498)
Deferred income tax benefit	(3,319)	(2,099)
Gain on disposition of fixed assets	(205)	(141)
Distributions to SERP participants	(2,595)	-
Change in operating assets and liabilities:
(Purchase) sale of trading securities	(736)	94
Trade and other receivables	(10,345)	(23,419)
Inventories	5,410	(13,117)
Prepaid expenses	3,245	2,021
Other assets	8	(2,470)
Accounts payable	(8,516)	6,413
Accrued product warranty	(7,671)	(7,247)
Customer deposits	(13,255)	3,606
Prepaid and income taxes payable, net	2,664	698
Other	2,024	3,676
Net cash provided by operating activities	14,362	13,022
Cash flows from investing activities:
Expenditures for property and equipment	(10,669)	(13,626)
Business acquisition, net of cash acquired	178	(34,965)
Sale of investments	225	16,249
Proceeds from life insurance cash surrender value	416	-
Proceeds from sale of property and equipment	298	196
Net cash used by investing activities	(9,552)	(32,146)
Cash flows from financing activities:
Payment of dividends	(4,595)	(4,582)
Borrowings under bank loans	2,900	5,247
Repayments of bank loans	(477)	-
Tax benefit from stock issued under incentive plans	344	498
(Purchase) sale of Company shares held by SERP, net	2,081	(50)
Withholding tax paid upon vesting of restricted stock units	(600)	(938)
Proceeds from exercise of stock options	-	88
Sale (purchase) of subsidiaries shares to minority shareholders, net	(653)	1,585
Net cash provided (used) by financing activities	(1,000)	1,848
Effect of exchange rates on cash	(480)	336
Net increase (decrease) in cash and cash equivalents	3,330	(16,940)
Cash and cash equivalents, beginning of period	13,023	35,564
Cash and cash equivalents, end of period	$16,353	$18,624

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc.
Condensed Consolidated Statement of Equity
For the Six Months Ended June 30, 2015
(in thousands)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accum-ulated Other Compre- hensive Loss	Company Shares Held by SERP	Retained Earnings	Non- controlling Interest	Total Equity
Balance, December 31, 2014	22,930	$4,586	$135,887	$(12,915)	$(2,929)	$470,537	$4,186	$599,352
Net income	-	-	-	-	-	26,909	(335)	26,574
Other comprehensive loss	-	-	-	(3,741)	-	-	(342)	(4,083)
Dividends declared	-	-	4	-	-	(4,599)	-	(4,595)
Stock-based compensation	2	1	855	-	-	-	-	856
Change in ownership of subsidiary	-	-	-	-	-	-	(837)	(837)
Stock issued under incentive plans	52	10	334	-	-	-	-	344
Withholding tax paid upon vesting of RSUs	-	-	(600)	-	-	-	-	(600)
SERP transactions, net	-	-	924	-	1,157	-	-	2,081
Other	-	-	-	-	-	-	98	98
Balance, June 30, 2015	22,984	$4,597	$137,404	$(16,656)	$(1,772)	$492,847	$2,770	$619,190

See Notes to Unaudited Condensed Consolidated Financial Statements

ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands, except per share amounts, unless otherwise specified)

Note 1.  Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Astec Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2014.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which supersedes existing revenue guidance under U.S. GAAP.  The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  The implementation of this new standard will require companies to use more judgment and to make more estimates than under current guidance.  The standard is effective for public companies for annual periods beginning after December 15, 2017.  The Company plans to adopt the new standard effective January 1, 2018.  The Company has not yet determined what impact, if any, the adoption of this new standard will have on the Company's financial position or results of operations.

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

The following table sets forth the computation of net income attributable to controlling interest and the number of basic and diluted shares used in the computation of earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income attributable to controlling interest	$11,805	$14,497	$26,909	$24,042
Denominator:
Denominator for basic earnings per share	22,942	22,822	22,923	22,804
Effect of dilutive securities:
Employee stock options and restricted stock units	114	166	129	187
Supplemental Executive Retirement Plan	63	111	65	110
Denominator for diluted earnings per share	23,119	23,099	23,117	23,101

Antidilutive options are not included in the diluted earnings per share computation.  The number of antidilutive options in the three and six-month periods ended June 30, 2015 and 2014 were not material.

Note 3.  Receivables
Receivables are net of allowances for doubtful accounts of $1,665 and $2,248 as of June 30, 2015 and December 31, 2014, respectively.

Note 4.  Inventories
Inventories consist of the following:

	June 30, 2015	December 31, 2014
Raw materials and parts	$150,760	$149,171
Work-in-process	90,839	105,163
Finished goods	115,434	102,235
Used equipment	25,808	31,266
Total	$382,841	$387,835

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

Note 5.  Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation of $215,961 and $222,001 as of June 30, 2015 and December 31, 2014, respectively.

During the second quarter of 2015, the Company closed its Astec Underground facility in Loudon Tennessee and relocated (or disposed of) the majority of its non-real estate fixed assets to other Company facilities.  The Loudon facility is currently being marketed for sale at prices well above its carrying value and the assets have been reclassified as held for sale at June 30, 2015.  The book value of these assets totaling $9,283 is included in other current assets in the accompanying condensed consolidated balance sheet as of June 30, 2015.  Costs totaling $634 and $1,500 were incurred in the three and six-month periods ended June 30, 2015, respectively, related to the closing of the Loudon facility and are included in cost of sales in the accompanying condensed consolidated statement of income.

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

As indicated in the tables below (which excludes the Company's pension assets), the Company has determined that all of its financial assets and liabilities as of June 30, 2015 and December 31, 2014 are level 1 and level 2 in the fair value hierarchy as defined above:

	June 30, 2015
	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$683	$-	$683
SERP mutual funds	2,900	-	2,900
Preferred stocks	830	-	830
Trading debt securities:
Corporate bonds	3,517	1,315	4,832
Municipal bonds	-	2,252	2,252
Floating rate notes	100	317	417
U.S. Treasury bills	400	-	400
Other	-	1,510	1,510
Derivative financial instruments	-	947	947
Total financial assets	$8,430	$6,341	$14,771

Financial Liabilities:
SERP liabilities	$-	$6,228	$6,228
Total financial liabilities	$-	$6,228	$6,228

	December 31, 2014
	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$532	$-	$532
SERP mutual funds	3,195	-	3,195
Preferred stocks	973	-	973
Trading debt securities:
Corporate bonds	2,825	1,184	4,009
Municipal bonds	-	2,060	2,060
Floating rate notes	100	322	422
U.S. Treasury bills	622	-	622
Other	-	1,496	1,496
Derivative financial instruments	-	547	547
Total financial assets	$8,247	$5,609	$13,856

Financial Liabilities:
SERP liabilities	$-	$8,128	$8,128
Total financial liabilities	$-	$8,128	$8,128

The Company reevaluates the volume of trading activity for each of its investments at the end of each quarter and adjusts the level within the fair value hierarchy as needed.  Two corporate bond investments with a combined June 30, 2015 market value of $387 changed from Level 1 in the hierarchy at December 31, 2014 to Level 2 at June 30, 2015 due to a reduction in trading activity.

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

Net unrealized gains or losses incurred on investments still held as of June 30, 2015 and December 31, 2014 amounted to net gains of $115 and net losses of $17, respectively.

Note 7.  Debt
On April 12, 2012, the Company and certain of its subsidiaries entered into an amended and restated credit agreement whereby Wells Fargo extended to the Company an unsecured line of credit of up to $100,000, including a sub-limit for letters of credit of up to $25,000. During the six month period ended June 30, 2015, the highest amount of outstanding borrowings at any time under the facility was $7,871.  As of June 30, 2015 and December 31, 2014, there were no outstanding borrowings under the line of credit facility.  Letters of credit totaling $11,788, including $8,674 of letters of credit issued to banks in Brazil to secure the local debt of Astec do Brasil Fabricacao de Equipamentos Ltda. ("Astec Brazil"), were outstanding under the credit facility as of June 30, 2015, resulting in additional borrowing ability of $88,212 under the credit facility. The credit agreement has a five-year term expiring in April 2017. Borrowings under the agreement are subject to an interest rate equal to the daily one-month LIBOR rate plus a 0.75% margin, resulting in a rate of 0.94% as of June 30, 2015. The unused facility fee is 0.175%. Interest only payments are due monthly. The amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income, minimum tangible net worth and maximum allowed capital expenditures. The Company was in compliance with these covenants as of June 30, 2015.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd ("Osborn"), has a credit facility of $7,821 with a South African bank to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of June 30, 2015, Osborn had $3,104 of outstanding borrowings (which is included in short-term debt in the accompanying balance sheets) and $871 in performance, advance payment and retention guarantees outstanding under the facility. The facility is unsecured and a 0.75% unused facility fee is charged if less than 50% of the facility is utilized. As of June 30, 2015, Osborn had available credit under the facility of $3,846. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 9.0% as of June 30, 2015.

The Company's Brazilian subsidiary, Astec Brazil, has outstanding working capital loans totaling $6,937 from three Brazilian banks with interest rates ranging from 10.4% to 20.3%.  The loans' maturity dates range from December 2016 to April 2024 and the debts are secured by Astec Brazil's manufacturing building and also by letters of credit totaling $8,674 issued by Astec Industries, Inc.  Additionally, Astec Brazil has various 5-year equipment financing loans outstanding with two Brazilian banks in the aggregate of $1,981 as of June 30, 2015 that have interest rates ranging from 3.5% to 16.3%.  These equipment loans have maturity dates ranging from September 2018 to April 2020.  Astec Brazil's loans are included in the accompanying balance sheets as short-term debt ($3,389) and long-term debt ($5,529).

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

Changes in the Company's product warranty liability for the three and six-month periods ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Reserve balance, beginning of the period	$10,695	$13,494	$10,032	$12,716
Warranty liabilities accrued	4,316	4,461	8,462	8,132
Warranty liabilities settled	(4,287)	(4,330)	(7,671)	(7,247)
Other	37	477	(62)	501
Reserve balance, end of the period	$10,761	$14,102	$10,761	$14,102

Note 9.  Accrued Loss Reserves
The Company records reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company.  The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events.  Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future.  Total accrued loss reserves were $8,094 as of June 30, 2015 and $7,562 as of December 31, 2014, of which $4,869 and $4,512 were included in other long-term liabilities as of June 30, 2015 and December 31, 2014, respectively.

Note 10.  Income Taxes
The Company's effective income tax rate was 37.9% and 35.7% for the three-month periods ended June 30, 2015 and 2014, respectively.  The Company's effective income tax rate was 37.4% and 34.4% for the six-month periods ended June 30, 2015 and 2014, respectively.  The Company's effective tax rate for the three and six months ended June 30, 2015 includes the effect of state income taxes and other discrete items but did not include benefits for the research and development credit given that legislation extending the research and development credit to 2015 has not been enacted by Congress.  The Company's effective tax rate for the three and six months ended June 30, 2014 also did not include a benefit for the research and development tax credit given that Congress had not enacted legislation extending the credit to 2014 as of June 30, 2014.

The Company's recorded liability for uncertain tax positions as of June 30, 2015 has decreased by approximately $521 as compared to December 31, 2014, primarily as the result of a tax audit settlement related to tax year 2010.

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

Energy Group - This segment consisted of five business units through May 2015 that design, engineer, manufacture and market a complete line of drilling rigs for the oil and gas, geothermal and water well industries, high pressure diesel pump trailers for fracking and cleaning oil and gas wells, a variety of industrial heaters to fit a broad range of applications including heating equipment for refineries, oil sands and energy related processing, heat transfer processing equipment, thermal fluid storage tanks, waste heat recovery equipment, whole-tree pulpwood and biomass chippers and horizontal grinders. The principal purchasers of products produced by this group are oil, gas and water well drilling industry contractors, processors of oil, gas and biomass for energy production and contractors in the construction and demolition recycling markets.  Effective May 31, 2015, the Company's Astec Underground, Inc. business unit in Loudon, Tennessee ceased operations and responsibility for its product lines were transferred to the Company's GEFCO, Inc. subsidiary in Enid, Oklahoma.

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

Segment Information:
	Three Months Ended June 30, 2015
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$116,097	$98,829	$53,116	$-	$268,042
Intersegment sales	6,690	3,935	5,366	-	15,991
Gross profit	27,242	24,985	9,998	8	62,233
Gross profit percent	23.5%	25.3%	18.8%	-	23.2%
Segment profit (loss)	$11,845	$10,056	$701	$(10,334)	$12,268

	Six Months Ended June 30, 2015
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$251,143	$205,241	$100,407	$-	$556,791
Intersegment sales	11,794	14,619	12,843	-	39,256
Gross profit	58,188	50,957	19,117	17	128,279
Gross profit percent	23.2%	24.8%	19.0%	-	23.0%
Segment profit (loss)	$27,356	$21,650	$864	$(22,300)	$27,570

	Three Months Ended June 30, 2014
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$118,585	$106,691	$51,980	$-	$277,256
Intersegment sales	7,378	9,256	3,991	-	20,625
Gross profit	25,089	25,694	11,390	5	62,178
Gross profit percent	21.2%	24.1%	21.9%	-	22.4%
Segment profit (loss)	$11,808	$11,158	$2,946	$(11,323)	$14,589

	Six Months Ended June 30, 2014
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$217,376	$199,799	$98,754	$-	$515,929
Intersegment sales	11,934	17,095	7,455	-	36,484
Gross profit	47,768	49,119	22,032	16	118,935
Gross profit percent	22.0%	24.6%	22.3%	-	23.1%
Segment profit (loss)	$20,604	$20,259	$4,870	$(20,441)	$25,292

A reconciliation of total segment profits to the Company's consolidated totals is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total segment profits	$12,268	$14,589	$27,570	$25,292
Elimination of intersegment profit	(610)	(99)	(996)	(1,256)
Net income	11,658	14,490	26,574	24,036
Net loss attributable to non-controlling interest in subsidiaries	(147)	(7)	(335)	(6)
Net income attributable to controlling interest	$11,805	$14,497	$26,909	$24,042

Note 12.  Contingent Matters
Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of $2,427 as of June 30, 2015.  The maximum potential amount of future payments for which the Company would be liable was equal to $2,427 as of June 30, 2015.  These arrangements also provide that the Company will receive the lender's full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements.  The Company has recorded a liability of $117 related to these guarantees as of June 30, 2015.

In addition, the Company is contingently liable under letters of credit issued by Wells Fargo totaling $11,788 as of June 30, 2015, including $8,674 of letters of credit that guarantee certain Astec Brazil bank debt.  The outstanding letters of credit expire at various dates through February 2019.  As of June 30, 2015, Osborn is contingently liable for a total of $871 in performance letters of credit, advance payments and retention guarantees.  As of June 30, 2015, Astec Australia is contingently liable for a total of $19 in performance bank guarantees.  The maximum potential amount of future payments under these letters of credit and guarantees for which the Company could be liable is $12,678 as of June 30, 2015.

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

A total of 66 and 73 RSUs vested during the six-month periods ended June 30, 2015 and 2014, respectively.  The Company withheld 14 and 23 shares due to statutory payroll tax withholding requirements upon the vesting of the RSUs in the first six months of 2015 and 2014, respectively, and used Company funds to remit the related required minimum withholding taxes to the various tax authorities.  The vesting date fair value of the RSUs that vested during the first six months of 2015 and 2014 was $2,785 and $2,981, respectively.  Compensation expense of $438 and $264 was recorded in the three-month periods ended June 30, 2015 and 2014, respectively, to reflect the fair value of RSUs granted (or anticipated to be granted for 2015 and cumulative five-year performance) less estimated forfeitures, amortized over the portion of the vesting period occurring during the periods.  Compensation expense of $740 and $569 was recorded in the six-month periods ended June 30, 2015 and 2014, respectively, to reflect the fair value of RSUs granted (or anticipated to be granted for 2015 and cumulative five-year performance) less estimated forfeitures, amortized over the portion of the vesting period occurring during the periods.

Note 14.  Other Income, Net of Expenses
Other income, net of expenses for the three and six-month periods ended June 30, 2015 and 2014 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income	$127	$508	$264	$719
Income from life insurance policies	-	-	1,204	-
Gain (loss) on investments	(109)	(1)	(132)	206
License fee income	103	72	366	457
Other	152	150	331	162
Total	$273	$729	$2,033	$1,544

Note 15.  Derivative Financial Instruments
The Company is exposed to certain risks related to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency risk.  From time to time the Company's foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.  The fair value of the derivative financial instrument is recorded on the Company's balance sheet and is adjusted to fair value at each measurement date.  The changes in fair value are recognized in the consolidated statements of income in the current period.  The Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes.  The average U.S. dollar equivalent notional amount of outstanding foreign currency exchange contracts was $10,791 during the six-month period ended June 30, 2015. The Company reported $583 of derivative assets in other current assets and $364 of derivative assets in other long term assets at June 30, 2015.  At December 31, 2014, the Company reported $434 of derivative assets in other current assets and $113 of derivative assets in other long-term assets. The Company recognized, as a component of cost of sales, a net gain of $390 on the change in fair value of derivative financial instruments in the three-month period ended June 30, 2015.   The Company recognized, as a component of cost of sales, a net loss on the change in fair value of derivative financial instruments of $26 in the three-month period ended June 30, 2014. In the six-months ended June 30, 2015, the Company recognized, as a component of cost of sales, a net gain of $808. For the six-month period ended June 30, 2014, the Company recognized, as a component of cost of sales, a net loss of $556.  There were no derivatives that were designated as hedges at June 30, 2015.

Note 16.  Business Acquisition
On April 1, 2014, the Company purchased 100% of the stock of Telestack Limited ("Telestack") for a total purchase price of $36,183. The purchase price was paid in cash with $2,500 deposited into escrow for a period of time not to exceed one year and was subject to certain post-closing adjustments.  The post-closing adjustments were finalized during the first quarter of 2015 resulting in a decrease in the purchase price of $178.  The adjusted purchase price allocation recorded includes the recognition of $18,078 of goodwill and $14,445 of other intangible assets, based on the foreign exchange rate as of the acquisition date, consisting of trade names (15 year useful life), patents (5 to 10 year useful lives), non-compete agreements (3 year useful life) and customer relationships (11 year useful life).  Telestack's operating results are included in the Aggregate and Mining Group beginning in the second quarter of 2014. The revenue and results of operations of Telestack were not significant in relation to the Company's financial statements for the three or six-month periods ended June 30, 2015 or the nine-month period ending December 31, 2014 and would not have been significant on a pro forma basis to any earlier periods.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words "will," "would," "should," "could," "may," "believes," "anticipates," "intends," "forecasts" and "expects" and similar expressions.  Such forward-looking statements include, without limitation, statements regarding the Company's expected sales and results of operations during 2015, the Company's expected capital expenditures in 2015, the expected benefit and impact of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through June 30, 2016, the amount and impact of any current or future state or federal funding for transportation construction programs, the need for road improvements, the amount and impact of other public sector spending and funding mechanisms, changes in the economic environment as it affects the Company, the market confidence of customers and dealers, the Company being called upon to fulfill certain contingencies, the expected dates of granting of restricted stock units, changes in interest rates and the impact of such changes on the financial results of the Company, changes in the prices of steel and oil and the impact of such changes generally and on the demand for the Company's products, customer's buying decisions and the Company's business, the ability of the Company to offset future changes in prices in raw materials, the change in the strength of the dollar and the level of the Company's presence and sales in international markets, the impact that further development of domestic oil and natural gas production capabilities would have on the domestic economy and the Company's business, the seasonality of the Company's business, the Company's investments, the percentage of the Company's equipment sold directly to end users, the amount or value of unrecognized tax benefits, the impact of IRS tax regulations, payment of dividends by the Company, and the ultimate outcome of the Company's current claims and legal proceedings.

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

Energy Group – This segment consisted of five business units through May 2015 that design, engineer, manufacture and market a complete line of drilling rigs for the oil and gas, geothermal and water well industries, high pressure diesel pump trailers for fracking and cleaning oil and gas wells, a variety of industrial heaters to fit a broad range of applications including heating equipment for refineries, oil sands and energy related processing, heat transfer processing equipment, thermal fluid storage tanks, waste heat recovery equipment, and whole-tree pulpwood and biomass chippers and horizontal grinders. The principal purchasers of products produced by this group are oil, gas and water well drilling industry contractors, processors of oil, gas and biomass for energy production and contractors in the construction and demolition recycling markets. Effective May 31, 2015, the Company's Astec Underground, Inc. business unit in Loudon, Tennessee ceased operations and responsibility for its product lines were transferred to the Company's GEFCO, Inc. subsidiary in Enid, Oklahoma.

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

3.	Energy Group – Heatec, Inc., CEI, Inc., GEFCO, Inc., Astec Underground, Inc. (through May 2015) and Peterson Pacific, Inc.
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

In July 2012, the "Moving Ahead for Progress in the 21st Century Act" ("Map-21") was approved by the U.S. federal government, which authorized $105 billion of federal spending on highway and public transportation programs through fiscal year 2014.  In August 2014, the U.S. government approved short-term funding of $10.8 billion through May 2015.  Another short-term extension of Map-21 was approved in May 2015 extending the funding through July 2015.  The most recent short-term extension of Map-21, entitled "the Surface Transportation and Veterans Health Care Choice Improvement Act of 2015", which was signed into law on July 31, 2015, extended the provisions of Map-21 until October 30, 2015 and provided an additional $8.068 billion of funding to the Highway Trust Fund with $6.068 billion being designated for the Highway Account and the remaining $2 billion designated for the Mass Transit Account.  The Company believes a longer multi-year highway program would have the greatest positive impact on the road construction industry and allow its customers to plan and execute longer-term projects. The level of future federal highway construction is uncertain and any future funding may be at lower levels than in the past.

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

Significant portions of the Company's revenues relate to the sale of equipment involved in the production, handling, recycling or installation of asphalt mix. Liquid asphalt is a by-product of oil production. An increase in the price of oil increases the cost of asphalt, which is likely to decrease demand for asphalt and therefore decrease demand for certain Company products. While increasing oil prices may have a negative financial impact on many of the Company's customers, the Company's equipment can use a significant amount of recycled asphalt pavement, thereby mitigating the effect of increased oil prices on the final cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt mix. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. The Company's customers appear to be adapting their prices in response to the fluctuating oil prices, and the fluctuations did not appear to significantly impair equipment purchases in 2014 or the first six months of 2015. The Company expects oil prices to continue to fluctuate during the remainder of 2015 and thereafter.  Minor fluctuations in oil prices should not have a significant impact on customers' buying decisions. However, political uncertainty in oil producing countries, interruptions in oil production due to disasters, whether natural or man-made, or other economic factors could significantly impact oil prices, which could negatively impact demand for the Company's products.

Contrary to the negative impact of higher oil prices on many of the Company's products as discussed above, sales of several of the Company's products, including products manufactured by the Energy Group, which are used to drill for or extract oil and natural gas, would benefit from higher oil and natural gas prices, to the extent that such higher prices lead to further development of oil and natural gas production. The Company believes further development of domestic oil and natural gas production capabilities is needed and would positively impact the domestic economy and the Company's business.

Steel is a major component in the Company's equipment. Steel prices continued their decline during much of the second quarter of 2015 with mills experiencing weak order intakes amidst continued competition from import offerings. Steel prices have recently stabilized and we anticipate this stability to continue through the third quarter. The Company anticipates mild steel price increases into the fourth quarter of 2015. The Company continues to utilize forward-looking contracts coupled with advanced steel purchases when applicable to minimize the impact of fluctuations in steel prices. The Company will continue to review the trends in steel prices in future months and establish future contract pricing accordingly.

In addition to the factors stated above, many of the Company's markets are highly competitive, and its products compete worldwide with a number of other manufacturers and dealers that produce and sell similar products. A weak dollar, combined with improving economic conditions in certain foreign economies, had a positive impact on the Company's international sales in 2010 through mid-2012. The strengthening of the U.S. dollar against many foreign currencies during the later portion of 2012 through the second quarter of 2015 has negatively impacted pricing and the Company's backlog at June 30, 2015 in certain foreign markets.  Increasing domestic interest rates or weakening economic conditions abroad could cause the dollar to further strengthen, which could negatively impact the Company's international sales.

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

Results of Operations

Net Sales
Net sales for the second quarter of 2015 were $268,042 compared to $277,256 for the second quarter of 2014, a decrease of $9,214 or 3.3%. Sales are generated primarily from new equipment and parts sales to domestic and international customers.  Sales decreased by $7,862 in the Aggregate and Mining Group, $2,488 in the Infrastructure Group and increased $1,136 in the Energy Group.

Net sales for the first six months of 2015 were $556,791 compared to $515,929 for the first six months of 2014, an increase of $40,862 or 7.9%. Sales are generated primarily from new equipment and parts sales to domestic and international customers.  Sales increased by $33,767 in the Infrastructure Group, $5,442 in the Aggregate and Mining Group and $1,653 in the Energy Group.

Domestic sales for the second quarter of 2015 were $194,620 or 72.6% of consolidated net sales compared to $184,676 or 66.6% of consolidated net sales for the second quarter of 2014, an increase of $9,944 or 5.4%. Domestic sales for the second quarter of 2015 as compared to the second quarter of 2014 increased $9,109 in the Infrastructure Group and $2,907 in the Aggregate and Mining Group but decreased $2,072 in the Energy Group.  International sales for the second quarter of 2015 were $73,422 or 27.4% of consolidated net sales compared to $92,580 or 33.4% of consolidated net sales for the second quarter of 2014, a decrease of $19,158 or 20.7%. International sales decreased $11,597 in the Infrastructure Group and $10,769 in the Aggregate and Mining Group but increased $3,208 in the Energy Group.  The decreases in international sales occurred primarily in Russia, Asia, China, Mexico and Brazil and other South American countries, offset by increased sales in Europe, Canada, India and Africa.  International sales volumes continue to be negatively impacted by the strength of the U.S. dollar as compared to the currencies in many of the countries in which the Company operates.  Additionally, sales reported by the Company's foreign subsidiaries in U.S. dollars were $4,350 less in the second quarter of 2015 than in the second quarter of 2014 due to changes in foreign exchange rates between periods.

Domestic sales for the first six months of 2015 were $405,673 or 72.9% of consolidated net sales compared to $360,108 or 69.8% of consolidated net sales for the first six months of 2014, an increase of $45,565 or 12.7%. Domestic sales for the first six months of 2015 as compared to the first six months of 2014 increased $37,840 in the Infrastructure Group and $12,598 in the Aggregate and Mining Group but decreased $4,873 in the Energy Group.  International sales for the first six months of 2015 were $151,118 or 27.1% of consolidated net sales compared to $155,821 or 30.2% of consolidated net sales for the first six months of 2014, a decrease of $4,703 or 3.0%. International sales decreased $4,073 in the Infrastructure Group and $7,156 in the Aggregate and Mining Group but increased $6,526 in the Energy Group.  The decreases in international sales occurred primarily in Russia, Mexico, China and other Asian countries offset by increased sales in Europe, Canada, Australia, India and the Middle East.  International sales volumes continue to be negatively impacted by the strength of the U.S. dollar as compared to the currencies in many of the countries in which the Company operates.  Additionally, sales reported by the Company's foreign subsidiaries in U.S. dollars were $7,281 less in the first six months of 2015 than in the first six months of 2014 due to changes in foreign exchange rates between periods.

Parts sales for the second quarter of 2015 were $67,416 compared to $60,168 for the second quarter of 2014, an increase of $7,248 or 12.0%.  Parts sales as a percentage of net sales increased 350 basis points from 21.7% for the second quarter of 2014 to 25.2% for the second quarter of 2015.  Parts sales increased in all groups with the Aggregate and Mining and Infrastructure Groups having the largest increases.

Parts sales for the first six months of 2015 were $140,505 compared to $129,426 for the first six months of 2014, an increase of $11,079 or 8.6%.  Parts sales as a percentage of net sales remained relatively constant at 25.1% for the first six months of 2014 and 25.2% for the first six months of 2015.  Parts sales increased in the Infrastructure Group and Aggregate and Mining Group but decreased in the Energy Group.

Gross Profit
Consolidated gross profit increased $55 or 0.1% to $62,233 for the second quarter of 2015 compared to $62,178 for the second quarter of 2014.  Gross profit as a percentage of sales increased 80 basis points to 23.2% for the second quarter of 2015 compared to 22.4% for the second quarter of 2014.

Consolidated gross profit increased $9,344 or 7.9% to $128,279 for the first six months of 2015 compared to $118,935 for the first six months of 2014.  Gross profit as a percentage of sales decreased 10 basis points to 23.0% for the first six months of 2015 compared to 23.1% for the first six months of 2014.

Selling, General, Administrative and Engineering Expenses
Selling, general, administrative and engineering expenses for the second quarter of 2015 were $43,308 or 16.2% of net sales, compared to $40,247 or 14.5% of net sales for the second quarter of 2014, an increase of $3,061 or 7.6%.  The increase was due primarily to increased spending on computer consulting installation costs, research and development projects, health insurance and certain selling expenses including wages and commissions as well as advertising related expenditures.

Selling, general, administrative and engineering expenses for the first six months of 2015 were $87,112 or 15.6% of net sales, compared to $83,672 or 16.2% of net sales for the first six months of 2014, an increase of $3,440 or 4.1%.  . The increase was due primarily to increased spending on computer consulting installation costs, research and development projects, costs incurred by Telestack (which was acquired in April 2014) in the first quarter of 2015, health insurance and certain selling expenses including wages and commissions as well as advertising related expenditures offset by a reduction in ConExpo related exhibit costs.

Interest Expense
Interest expense for the second quarter of 2015 increased $311 to $420 from $109 for the second quarter of 2014.  The increase in interest expense is primarily due to increased interest on bank borrowings by our foreign subsidiaries located in Brazil and South Africa.

Interest expense for the first six months of 2015 increased $535 to $717 from $182 for the first six months of 2014.  The increase in interest expense is primarily due to increased interest on bank borrowings by our foreign subsidiaries located in Brazil and South Africa.

Other Income, Net of Expenses
Other income, net of expenses was $273 for the second quarter of 2015 compared to $729 for the second quarter of 2014, a decrease of $456 due primarily to reduced interest income and other investment earnings. Other income is generated primarily by earnings on investments of excess cash and funds held by Astec Insurance, the Company's captive insurance company, as well as interest income from customers and license fee income.

Other income, net of expenses was $2,033 for the first six months of 2015 compared to $1,544 for the first six months of 2014, an increase of $489 due to income from key-man life insurance policies recorded in the first six months of 2015 resulting from the death of the Company's Chairman (and former CEO), offset by reduced interest income and other investment earnings.  Other income is typically generated by earnings on investments of excess cash and funds held by Astec Insurance, the Company's captive insurance company, as well as interest income from customers and license fee income.

Income Tax Expense
The Company's combined effective income tax rate was 37.9% for the second quarter of 2015 compared to 35.7% for the second quarter of 2014.  The Company's effective tax rate for the three-month periods ended June 30, 2015 and 2014 include the effect of state income taxes and other discrete items but does not include benefits for the research and development credits as legislation extending the research and development credit for each year was not enacted by Congress as of the end of each period.  The increase in the tax rate between periods is due primarily to our inability to book tax benefits for second quarter 2015 losses in certain of our foreign companies as well as increasing state taxes due to apportionment legislative changes.

The Company's combined effective income tax rate was 37.4% for the first six months of 2015 compared to 34.4% for the first six months of 2014.  The Company's effective tax rates for the six-month periods ended June 30, 2015 and 2014 include the effect of state income taxes and other discrete items but does not include benefits for the research and development credits as legislation extending the research and development credit for each year was not enacted by Congress as of the end of each period.  The increase in the tax rate between periods is due primarily to our inability to book tax benefits for 2015 losses in certain of our foreign companies, adjustments to reconcile expenses previously booked to tax returns filed, other adjustments to reflect the impact of audits by certain taxing authorities, as well as increasing state taxes due to apportionment legislative changes.

Net Income
The Company had net income attributable to controlling interest of $11,805 for the second quarter of 2015 compared to $14,497 for the second quarter of 2014, a decrease of $2,692, or 18.6%. Net income attributable to controlling interest per diluted share was $0.51 for the second quarter of 2015 compared to $0.63 for the second quarter of 2014, a decrease of $0.12.  Diluted shares outstanding for the quarters ended June 30, 2015 and 2014 were 23,119 and 23,099, respectively.

The Company had net income attributable to controlling interest of $26,909 for the first six months of 2015 compared to $24,042 for the first six months of 2014, an increase of $2,867, or 11.9%. Net income attributable to controlling interest per diluted share was $1.16 for the first six months of 2015 compared to $1.04 for the first six months of 2014, an increase of $0.12.  Diluted shares outstanding for the six months ended June 30, 2015 and 2014 were 23,117 and 23,101, respectively.

Dividends
In February 2013, the Company's Board of Directors approved a dividend policy pursuant to which the Company began paying a quarterly $0.10 per share dividend on its common stock beginning in the second quarter of 2013.  The actual amount of future quarterly dividends, if any, will be based upon the Company's financial position, results of operations, cash flows, capital requirements and restrictions under the Company's existing credit agreement, among other factors.  The Board retained the power to modify, suspend or cancel the Company's dividend policy in any manner and at any time it deems necessary or appropriate in the future.  The Company paid quarterly dividends of $0.10 per common share to shareholders in each quarter of 2014 and the first two quarters of 2015.

Backlog
The backlog of orders as of June 30, 2015 was $229,474 compared to $264,095 as of June 30, 2014, a decrease of $34,621, or 13.1%. Domestic backlogs increased $14,530 or 9.2%, and international backlogs decreased $49,151 or 46.1%.   The June 30, 2015 backlog was comprised of 74.9% domestic orders and 25.1% international orders, as compared to 59.6% domestic orders and 40.4% international orders as of June 30, 2014.  Included in both the June 30, 2015 and 2014 backlog is approximately $59 million for three pellet plant orders from one customer.  The Company has agreed to finance these first three pellet plant line orders for a two to three-year period and thus revenues will be recorded by the Company as payments are received.  The Company is unable to determine whether the changes in backlogs were experienced by the industry as a whole; however, the Company believes the changes in backlogs reflect the current economic conditions the industry is experiencing.

Segment Net Sales-Quarter:
	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Infrastructure Group	$116,097	$118,585	$(2,488)	(2.1%)
Aggregate and Mining Group	98,829	106,691	(7,862)	(7.4%)
Energy Group	53,116	51,980	1,136	2.2%

Infrastructure Group: Sales in this group were $116,097 for the second quarter of 2015 compared to $118,585 for the same period in 2014, a decrease of $2,488 or 2.1%.  Domestic sales for the Infrastructure Group increased $9,109 or 11.0% for the second quarter of 2015 compared to the same period in 2014 due primarily to significant increases in both asphalt plant and asphalt parts sales.  Due to the financing structure of the sales contract with the initial pellet plant customer, revenue will be recorded on this three line plant over the life of the financing arrangement beginning after the final plant performance testing is completed.  To date, no pellet plant revenue on this order has been recorded.  International sales for the Infrastructure Group decreased $11,597 or 32.7% for the second quarter of 2015 compared to the same period in 2014.  Sales decreased in Russia, Australia, Mexico and South America, offset by increased sales in Europe and Canada. International sales continue to be negatively impacted due to the strength of the U.S. dollar compared to certain local foreign currencies. Parts sales for the Infrastructure Group increased 11.8% for the second quarter of 2015 compared to the same period in 2014 due primarily to improved sales of parts for asphalt plants.

Aggregate and Mining Group: Sales in this group were $98,829 for the second quarter of 2015 compared to $106,691 for the same period in 2014, a decrease of $7,862 or 7.4%.  Domestic sales for the Aggregate and Mining Group increased $2,907 or 4.9% for the second quarter of 2015 compared to the same period in 2014.  The increase in sales resulted from increased sales of the Company's aggregate processing equipment. International sales for the Aggregate and Mining Group decreased $10,769 or 23.0% in the second quarter of 2015 compared to the same period in 2014.  International sales in the Aggregate and Mining Group decreased in Asia, China, Brazil and other South American countries, offset by increased sales in Canada and India.  International sales continue to be negatively impacted by the reduced customer demand for equipment in the mining sector and pricing issues in many foreign countries due to the strength of the U.S. dollar compared to certain local foreign currencies.  Parts sales for this group increased 15.4% for the second quarter of 2015 compared to the same period in 2014.

Energy Group: Sales in this group were $53,116 for the second quarter of 2015 compared to $51,980 for the same period in 2014, an increase of $1,136 or 2.2%.  Domestic sales for the Energy Group decreased $2,072 or 5.0% for the second quarter of 2015 compared to the same period in 2014 due primarily to a lack of demand for oil and gas related drilling rigs, double pumpers and heaters, and declines in sales of well drilling equipment and related parts.  International sales for the Energy Group increased $3,208 or 31.0% for the second quarter of 2015 compared to the same period in 2014 due primarily to increased sales of the Peterson wood chipping and grinding equipment offset by a reduction in oil and gas related drilling rig sales.  The increase in international sales occurred primarily in Australia, Russia and Africa, offset by a decrease in sales in Canada and the Middle East.  Parts sales for this group increased 4.9% for the second quarter of 2015 compared to the same period in 2014.

Segment Net Sales-Six Months:
	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Infrastructure Group	$251,143	$217,376	$33,767	15.5%
Aggregate and Mining Group	205,241	199,799	5,442	2.7%
Energy Group	100,407	98,754	1,653	1.7%

Infrastructure Group: Sales in this group were $251,143 for the first six months of 2015 compared to $217,376 for the same period in 2014, an increase of $33,767 or 15.5%.  Domestic sales for the Infrastructure Group increased $37,840 or 23.1% for the first six months of 2015 compared to the same period in 2014 with significant increases in both asphalt plant and mobile asphalt equipment as well as parts sales.  Due to the financing structure of the sales contract with the initial pellet plant customer, revenue will be recorded on this three line plant over the life of the financing arrangement beginning after the final plant performance testing is completed.  To date, no pellet plant revenue on this order has been recorded.  International sales for the Infrastructure Group decreased $4,073 or 7.6% for the first six months of 2015 compared to the same period in 2014 due primarily to decreased mobile asphalt equipment sales and decreased sales by the Company owned distributor in Australia. Sales decreased in Russia, Mexico, Australia and South America, offset by increased sales in Canada, Europe, the Middle East and Asia.  International sales continue to be negatively impacted due to the strength of the U.S. dollar compared to certain local foreign currencies.  Parts sales for the Infrastructure Group increased 16.2% for the first six months of 2015 compared to the same period in 2014 due primarily to improved sales of parts for asphalt plants.

Aggregate and Mining Group: Sales in this group were $205,241 for the first six months of 2015 compared to $199,799 for the same period in 2014, an increase of $5,442 or 2.7%.  Domestic sales for the Aggregate and Mining Group increased $12,598 or 10.7% for the first six months of 2015 compared to the same period in 2014.  The increase in sales resulted from increased sales of the Company's aggregate processing equipment. International sales for the Aggregate and Mining Group decreased $7,156 or 8.7% in the first six months of 2015 compared to the same period in 2014.  International sales in the Aggregate and Mining Group decreased in China, other Asian countries, Russia and Brazil and increased in Canada, India, Europe, South America and the Middle East.  International sales continue to be negatively impacted by the reduced customer demand for equipment in the mining sector.  Six month sales were favorably impacted by sales by the Company's Telestack subsidiary in Northern Ireland that was acquired in April 2014.  Parts sales for this group increased 6.8% for the first six months of 2015 compared to the same period in 2014.

Energy Group: Sales in this group were $100,407 for the first six months of 2015 compared to $98,754 for the same period in 2014, an increase of $1,653 or 1.7%.  Domestic sales for the Energy Group decreased $4,873 or 6.2% for the first six months of 2015 compared to the same period in 2014 due primarily to a lack of demand for oil and gas related drilling rigs, double pumpers and heaters as well as their related parts.  International sales for the Energy Group increased $6,526 or 32.4% for the first six months of 2015 compared to the same period in 2014 due primarily to increased sales of the Peterson wood chipping and grinding equipment in the Australian market  offset by a reduction in oil and gas related drilling rig sales.  The increase in international sales occurred primarily in Australia and Russia, offset by a decrease in sales in Canada, South America and Africa.  Parts sales for this group decreased 5.9% for the first six months of 2015 compared to the same period in 2014 due primarily to declines in the sale of parts into the oil and gas industries.

Segment Profit (Loss)-Quarter:
	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Infrastructure Group	$11,845	$11,808	$37	0.3%
Aggregate and Mining Group	10,056	11,158	(1,102)	(9.9%)
Energy Group	701	2,946	(2,245)	(76.2%)
Corporate	(10,334)	(11,323)	989	8.7%

Infrastructure Group: Segment profit for this group was $11,845 for the second quarter of 2015 compared to $11,808 for the same period in 2014, an increase of $37 or 0.3%.  This group had an increase in gross profits of $2,153 resulting from a 230 basis point increase in gross margins primarily due to improved overhead absorption in our asphalt plant production facilities that was largely offset by an increase of $2,404 in selling, general, administrative and engineering expenses (primarily related to computer installations, advertising and research and development expenditures).

Aggregate and Mining Group: Segment profit for this group was $10,056 for the second quarter of 2015 compared to $11,158 for the same period in 2014, a decrease of $1,102 or 9.9% which resulted from a decline in gross margins due to a $7,862 reduction in sales between periods and increased research and development expenses.

Energy Group: Segment profit for this group was $701 for the second quarter of 2015 compared to $2,946 for the second quarter of 2014, a decrease of $2,245 or 76.2%.  The impact of this group's $1,136 increase in sales was offset by a 310 basis point decline in gross margins, due mainly to costs associated with the closing of the Astec Underground Loudon, Tennessee facility in May 2015 and costs incurred at the Company's GEFCO, Inc. subsidiary (which is absorbing the Loudon product lines into its operations) to transfer the Loudon equipment and inventory to its facility.  Additionally this group's research and development expenses increased significantly between periods.

Corporate: The Corporate Group had a loss of $10,334 for the second quarter of 2015 compared to a loss of $11,323 for the second quarter of 2014, an improvement of $989 or 8.7% due primarily to a reduction in consolidated U.S. federal income taxes which are recorded in this group for all companies.

Segment Profit (Loss)-Six Months:
	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Infrastructure Group	$27,356	$20,604	$6,752	32.8%
Aggregate and Mining Group	21,650	20,259	1,391	6.9%
Energy Group	864	4,870	(4,006)	(82.3%)
Corporate	(22,300)	(20,441)	(1,859)	(9.1%)

Infrastructure Group: Segment profit for this group was $27,356 for the first six months of 2015 compared to $20,604 for the same period in 2014, an increase of $6,752 or 32.8% due primarily due to profits on a $33,667 increase in sales, offset by increased expenses related to sales commissions, computer installations and research and development.

Aggregate and Mining Group: Segment profit for this group was $21,650 for the first six months of 2015 compared to $20,259 for the same period in 2014, an increase of $1,391 or 6.9% due primarily to profits on a  $5,442 increase in sales. Reductions in selling expenses, primarily exhibit related, were offset by increased research and development expenses.

Energy Group: Segment profit for this group was $864 for the first six months of 2015 compared to $4,870 for the first six months of 2014, a decrease of $4,006 or 82.3%.  The increased profits due to this group's $1,653 sales increase between periods were offset by a 330 basis point reduction in gross margins and increased research and development expenses.  The 330 basis point reduction in margin between periods is due primarily to costs associated with the closing of the Astec Underground Loudon, Tennessee plant in May 2015 as well as additional costs incurred on the production of the first concrete plant produced by the Company's CEI subsidiary.

Corporate: The Corporate Group had a loss of $22,300 for the first six months of 2015 compared to a loss of $20,441 for the first six months of 2014, an increase in loss of $1,859 or 9.1%.  The increase in loss in the first six months of 2015 as compared to the first six months of 2014 is due primarily to increased U.S. consolidated federal income tax on higher consolidated earnings offset by $1,204 of income from key-man life insurance policies on the Company's Chairman (and former CEO) who passed away in March 2015.

Liquidity and Capital Resources
The Company's primary sources of liquidity and capital resources are its cash on hand, borrowing capacity under a $100,000 revolving credit facility and cash flows from operations. The Company had $16,353 of cash available for operating purposes as of June 30, 2015, of which $11,015 was held by the Company's foreign subsidiaries.  While the Company has no plans to transfer the cash held by its foreign subsidiaries to the U.S. in the foreseeable future, to the extent foreign earnings are eventually repatriated, such amounts may be subject to income tax liabilities, both in the U.S. and in various applicable foreign jurisdictions.  At June 30, 2015, the Company had no borrowings outstanding under its credit facilities with Wells Fargo Bank, N.A.  Net of letters of credit totaling $11,788, the Company had borrowing availability of $88,212 under the credit facility as of June 30, 2015.  During the six months ended June 30, 2015, the highest amount of outstanding borrowings at any time under the facility was $7,871.

The Wells Fargo credit facility is a five-year agreement that was entered into in April 2012.  The amended and restated credit agreement with Wells Fargo continued the Company's previous $100,000 revolving credit facility and includes a sub-limit for letters of credit of $25,000.  Borrowings under the agreement are subject to an interest rate equal to the daily one month LIBOR rate plus a 0.75% margin, resulting in a rate of 0.94% as of June 30, 2015.  Interest only payments are due monthly. The unused facility fee is 0.175%.  The amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income, minimum tangible net worth and maximum allowed capital expenditures.  The Company was in compliance with these covenants as of June 30, 2015.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd ("Osborn"), has a credit facility of $7,821 with a South African bank to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of June 30, 2015, Osborn had $3,104 of outstanding borrowings and $871 in performance, advance payment and retention guarantees outstanding under the facility. The facility is unsecured and a 0.75% unused facility fee is charged if less than 50% of the facility is utilized. As of June 30, 2015, Osborn had available credit under the facility of $3,846. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 9.0% as of June 30, 2015.

The Company's Brazilian subsidiary, Astec do Brasil Fabricacao de Equipamentos Ltda. ("Astec Brazil"), has outstanding working capital loans totaling $6,937 from two Brazilian banks with interest rates ranging from 10.4% to 20.3%.  The loans' maturity dates range from December 2016 to April 2024 and are secured by Astec Brazil's manufacturing building and also letters of credit totaling $8,674 issued by Astec Industries, Inc.  Additionally, Astec Brazil has various 5-year equipment financing loans outstanding with another Brazilian bank in the aggregate of $1,981 as of June 30, 2015 that have interest rates ranging from 3.5% to 16.3%.  These equipment loans have maturity dates ranging from September 2018 to April 2020.

Cash Flows from Operating Activities:

	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)
Net income	$26,574	$24,036	$2,538
Depreciation and amortization	12,111	11,728	383
Deferred income tax benefit	(3,319)	(2,099)	(1,220)
Provision for warranties	8,462	8,132	330
Distributions to SERP participants	(2,595)	-	(2,595)
Changes in working capital:
Increase in trade and other receivables	(10,345)	(23,419)	13,074
(Increase) decrease in inventories	5,410	(13,117)	18,527
Increase (decrease) in accounts payable	(8,516)	6,413	(14,929)
Increase (decrease) in customer deposits	(13,255)	3,606	(16,861)
Change in prepaid and income taxes payable, net	2,664	698	1,966
Other, net	(2,829)	(2,956)	127
Net cash provided by operating activities	$14,362	$13,022	$1,340

Net cash from operating activities increased by $1,340 for the first six months of 2015 as compared to the first six months of 2014 due primarily to less cash being used to finance changes in inventories of $18,527 and receivables of $13,074. These were offset by decreases associated with customer deposits of $16,861 and accounts payable of $14,929. Additionally, during the first six months of 2015, distributions totaling $2,595 were made from the Company's SERP to participants due to retirement or death.  The funds for the SERP distributions were acquired by selling the investments (both Company common stock and mutual funds) held in the SERP participant's SERP accounts.

Cash Flows from Investing Activities:

	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)
Expenditures for property and equipment	$(10,669)	$(13,626)	$2,957
Sale of short-term investments	225	16,249	(16,024)
Business acquisitions, net of cash acquired	178	(34,965)	35,143
Other	714	196	518
Net cash used by investing activities	$(9,552)	$(32,146)	$22,594

Net cash used by investing activities decreased by $22,594 for the first six months of 2015 as compared to the same period in 2014. The purchase of Telestack in April 2014, which was partially funded by the sale of a portion of the Company investments, was a significant one-time event that affected cash used from investing activities in 2014.

Total capital expenditures for 2015 are forecasted to be approximately $25,000. The Company expects to finance these expenditures using currently available cash balances, internally generated funds, available credit under the Company's credit facilities, as well as local financing for the equipment in the new Brazilian manufacturing facility. Capital expenditures are generally for machinery, equipment and facilities used by the Company in the production of its various products.  The Company believes that its current working capital, cash flows generated from future operations and available capacity under its credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements through June 30, 2016.

Cash Flows from Financing Activities:

	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)
Payment of dividends	$(4,595)	$(4,582)	$(13)
Borrowings under bank loans	2,900	5,247	(2,347)
Sale (purchase) of subsidiaries shares to minority shareholders, net	(653)	1,585	(2,238)
Sale (purchase) of Company shares held by SERP, net	2,081	(50)	2,131
Other, net	(733)	(352)	(381)
Net cash provided (used) by financing activities	$(1,000)	$1,848	$(2,848)

Cash from financing activities decreased by $2,848 for the first six months of 2015 compared to the same period in 2014.  Major changes in financing activities between periods were driven by the contribution of capital to Astec Brazil in the first quarter of 2014 and the Company's purchase of shares of Osborn common stock from Osborn minority shareholders in 2015. Cash from financing activities was also impacted by a reduction in the amount of new loans needed to finance Astec Brazil's operations and capital expenditures, which were offset by the sale of Company stock held in participants' SERP accounts to fund SERP distributions in 2015.

Financial Condition
The Company's current assets increased to $566,737 as of June 30, 2015 from $553,191 as of December 31, 2014, an increase of $13,546 or 2.4%.  The increase is primarily attributable to increases in trade receivables of $10,897 and cash of $3,330.

The Company's current liabilities decreased to $144,883 as of June 30, 2015 as compared to $161,129 as of December 31, 2014, a decrease of $16,246 or 10.1%. The decrease is primarily due to decreases in customer deposits of 13,255 and accounts payable of $8,516, offset by an increase in short term debt of $2,652.

Market Risk and Risk Management Policies
We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2014.

Off-balance Sheet Arrangements
As of June 30, 2015, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations
During the six months ended June 30, 2015, there were no substantial changes in the Company's commitments or contractual liabilities.

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

Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6.  Exhibits

Exhibit No.		Description
10.1		Amendment to "Appendix A" of the Astec Industries, Inc. Supplemental Executive Retirement Plan, effective July 23, 2015.
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

ASTEC INDUSTRIES, INC. (Registrant)

Date: August 6, 2015	/s/ Benjamin G. Brock
Benjamin G. Brock Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2015	/s/ David C. Silvious
David C. Silvious Chief Financial Officer, Vice President, and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	Amendment to "Appendix A" of the Astec Industries, Inc. Supplemental Executive Retirement Plan, effective July 23, 2015.
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