Form 10-Q
period 2015-09-30
ASTEC INDUSTRIES INC
filed 2015-11-03
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
OR
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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at October 25, 2015
Common Stock, par value $0.20	22,987,338

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements
Astec Industries, Inc. Condensed Consolidated Balance Sheets (in thousands) (unaudited)
	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$13,985	$13,023
Investments	1,834	1,916
Trade receivables	103,629	105,743
Other receivables	1,597	1,558
Inventories	384,531	387,835
Prepaid expenses and other	34,161	28,299
Deferred income tax assets	16,237	14,817
Total current assets	555,974	553,191
Property and equipment, net	170,508	187,610
Investments	11,814	11,393
Goodwill	31,280	31,995
Other long-term assets	17,711	21,276
Total assets	$787,287	$805,465
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$4,819	$3,841
Accounts payable	46,406	60,987
Income taxes payable	881	2,418
Accrued product warranty	10,064	10,032
Customer deposits	32,563	45,086
Accrued payroll and related liabilities	19,893	17,265
Accrued loss reserves	3,037	3,050
Other current liabilities	20,311	18,450
Total current liabilities	137,974	161,129
Long-term debt	4,394	7,061
Deferred income tax liabilities	13,194	16,836
Other long-term liabilities	19,331	21,087
Total liabilities	174,893	206,113
Shareholders' equity	610,392	595,166
Non-controlling interest	2,002	4,186
Total equity	612,394	599,352
Total liabilities and equity	$787,287	$805,465

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Income (in thousands, except per share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$211,350	$220,157	$768,141	$736,086
Cost of sales	166,212	176,896	594,724	573,890
Gross profit	45,138	43,261	173,417	162,196
Selling, general, administrative and engineering expenses	41,023	38,867	128,136	122,539
Income from operations	4,115	4,394	45,281	39,657
Interest expense	505	193	1,222	375
Other income, net of expenses	510	710	2,543	2,254
Income from operations before income taxes	4,120	4,911	46,602	41,536
Income taxes	2,162	3,145	18,070	15,734
Net income	1,958	1,766	28,532	25,802
Net loss attributable to non-controlling interest	(334)	(150)	(669)	(156)
Net income attributable to controlling interest	$2,292	$1,916	$29,201	$25,958

Earnings per common share
Net income attributable to controlling interest:
Basic	$0.10	$0.08	$1.27	$1.14
Diluted	$0.10	$0.08	$1.26	$1.12
Weighted average number of common shares outstanding:
Basic	22,943	22,830	22,930	22,813
Diluted	23,121	23,109	23,118	23,103
Dividends declared per common share	$0.10	$0.10	$0.30	$0.30

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$1,958	$1,766	$28,532	$25,802
Other comprehensive income:
Change in unrecognized pension and post-retirement benefit costs	-	-	28	-
Income tax (provision) benefit on change in unrecognized pension and post-retirement benefit costs	(30)	13	(21)	(3)
Foreign currency translation adjustments	(7,003)	(5,602)	(10,721)	(3,475)
Income tax benefit on foreign currency translation adjustments	868	484	808	547
Other comprehensive loss	(6,165)	(5,105)	(9,906)	(2,931)
Comprehensive income (loss)	(4,207)	(3,339)	18,626	22,871
Comprehensive loss attributable to non- controlling interest	(607)	(472)	(1,285)	(281)
Comprehensive income (loss) attributable to controlling interest	$(3,600)	$(2,867)	$19,911	$23,152

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$28,532	$25,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,042	18,149
Provision (benefit) for doubtful accounts	(161)	418
Provision for warranties	11,723	12,436
Deferred compensation provision	(206)	(243)
Stock-based compensation	951	972
Tax benefit from stock incentive plans	(348)	(585)
Deferred income tax benefit	(3,959)	(4,124)
Gain on disposition of fixed assets	(234)	(164)
Distributions to SERP participants	(2,649)	-
Change in operating assets and liabilities:
(Purchase) sale of trading securities, net	(698)	(434)
Trade and other receivables	2,504	(8,432)
Inventories	3,628	(19,456)
Prepaid expenses	4,080	667
Other assets	(247)	(3,294)
Accounts payable	(14,581)	1,855
Accrued product warranty	(11,499)	(12,051)
Customer deposits	(12,523)	(1,178)
Prepaid and income taxes payable, net	(1,792)	250
Other	1,581	2,257
Net cash provided by operating activities	22,144	12,845
Cash flows from investing activities:
Expenditures for property and equipment	(15,483)	(18,445)
Business acquisition, net of cash acquired	178	(34,965)
Sale of investments	113	16,249
Proceeds from life insurance cash surrender value	416	-
Proceeds from sale of property and equipment	378	551
Net cash used by investing activities	(14,398)	(36,610)
Cash flows from financing activities:
Payment of dividends	(6,893)	(6,874)
Borrowings under bank loans	3,661	7,782
Repayments of bank loans	(3,507)	-
Tax benefit from stock issued under incentive plans	348	585
Sale (purchase) of Company shares held by SERP, net	2,053	(99)
Withholding tax paid upon vesting of restricted stock units	(600)	(953)
Proceeds from exercise of stock options	72	282
Sale (purchase) of subsidiaries shares to/from minority shareholders, net	(653)	1,585
Net cash provided (used) by financing activities	(5,519)	2,308
Effect of exchange rates on cash	(1,265)	(287)
Net increase (decrease) in cash and cash equivalents	962	(21,744)
Cash and cash equivalents, beginning of period	13,023	35,564
Cash and cash equivalents, end of period	$13,985	$13,820
See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc.
Condensed Consolidated Statement of Equity
For the Nine Months Ended September 30, 2015
(in thousands)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accum- ulated Other Compre- hensive Loss	Company Shares Held by SERP	Retained Earnings	Non- controlling Interest	Total Equity
Balance, December 31, 2014	22,930	$4,586	$135,887	$(12,915)	$(2,929)	$470,537	$4,186	$599,352
Net income	-	-	-	-	-	29,201	(669)	28,532
Other comprehensive loss	-	-	-	(9,906)	-	-	(616)	(10,522)
Dividends declared	-	-	6	-	-	(6,899)	-	(6,893)
Stock-based compensation	5	1	950	-	-	-	-	951
Change in ownership of subsidiary	-	-	-	-	-	-	(837)	(837)
Stock issued under incentive plans	52	10	410	-	-	-	-	420
Withholding tax paid upon vesting of RSUs	-	-	(600)	-	-	-	-	(600)
SERP transactions, net	-	-	930	-	1,123	-	-	2,053
Other	-	-	-	-	-	-	(62)	(62)
Balance, September 30, 2015	22,987	$4,597	$137,583	$(22,821)	$(1,806)	$492,839	$2,002	$612,394

See Notes to Unaudited Condensed Consolidated Financial Statements

ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands, except per share amounts, unless otherwise specified)

Note 1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Astec Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2014.

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

In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which changes the measurement basis for inventory from the lower of cost or market to lower of cost and net realizable value and also eliminates the requirement for companies to consider replacement cost or net realizable value less an approximate normal profit margin when determining the recorded value of inventory. The standard is effective for public companies in fiscal years beginning after December 15, 2016, and the Company expects to adopt the standard effective January 1, 2017. The Company has not yet determined what impact, if any, the adoption of this new standard will have on the Company's financial position or results of operations.

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

The following table sets forth the computation of net income attributable to controlling interest and the number of basic and diluted shares used in the computation of earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income attributable to controlling interest	$2,292	$1,916	$29,201	$25,958
Denominator:
Denominator for basic earnings per share	22,943	22,830	22,930	22,813
Effect of dilutive securities:
Employee stock options and restricted stock units	114	167	124	180
Supplemental Executive Retirement Plan	64	112	64	110
Denominator for diluted earnings per share	23,121	23,109	23,118	23,103

      Antidilutive options are not included in the diluted earnings per share computation. The number of antidilutive options in the three and nine-month periods ended September 30, 2015 and 2014 were not material.

Note 3. Receivables
Receivables are net of allowances for doubtful accounts of $1,788 and $2,248 as of September 30, 2015 and December 31, 2014, respectively.

Note 4. Inventories
Inventories consist of the following:
	September 30, 2015	December 31, 2014
Raw materials and parts	$145,429	$149,171
Work-in-process	95,946	105,163
Finished goods	113,771	102,235
Used equipment	29,385	31,266
Total	$384,531	$387,835

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

Inventories are valued at the lower of cost (first-in, first-out) or market, which requires the Company to make specific estimates, assumptions and judgments in determining the amount, if any, of reductions in the valuation of inventories to their net realizable values. The net realizable values of the Company's products are impacted by a number of factors, including changes in the price of steel, competitive sales pricing, quantities of inventories on hand, the age of the individual inventory items, market acceptance of the Company's products, the Company's normal gross margins, actions by the Company's competitors, the condition of the Company's used and rental inventory and general economic factors. Once an inventory item's value has been deemed to be less than cost, a net realizable value allowance is calculated and a new "cost basis" for that item is effectively established. This new cost is retained for that item until such time as the item is disposed of or the Company determines that an additional write-down is necessary. Additional write-downs may be required in the future based upon changes in assumptions due to general economic downturns in the markets in which the Company operates, changes in competitor pricing, new product design or other technological advances introduced by the Company or its competitors and other factors unique to individual inventory items.

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

The Company reviews the individual items included in its finished goods, used equipment and rental equipment inventory on a model-by-model or unit-by-unit basis to determine if any item's net realizable value is below its carrying value each quarter. This analysis is expanded to include items in work-in-process and raw material inventory if factors indicate those items may also be impacted. In performing this review, judgments are made and, in addition to the factors discussed above, additional consideration is given to the age of the specific items of used or rental inventory, prior sales offers or lack thereof, the physical condition of the specific items and general market conditions for the specific items. Additionally, an analysis of raw material inventory is performed each quarter to calculate any valuation write-downs needed for obsolete inventory based upon quantities of items on hand, the age of those items and their recent and expected future usage or sale.

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

Note 5. Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation of $213,648 and $222,001 as of September 30, 2015 and December 31, 2014, respectively.

During the second quarter of 2015, the Company closed its Astec Underground facility in Loudon Tennessee and relocated (or disposed of) the majority of its non-real estate fixed assets to other Company facilities. The book value of the Loudon facility ($9,248) is classified as held for sale at September 30, 2015 and is included in other current assets in the accompanying condensed consolidated balance sheet as of September 30, 2015. The Company closed on the sale of the facility in October 2015 and collected the $9,599 net sales price. The costs of closing the facility totaling $1,500 were recorded in cost of sales ($999) and selling, general and administrative expenses ($501) in the accompanying condensed consolidated statement of income in the first six months of 2015.

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

As indicated in the tables below (which excludes the Company's pension assets), the Company has determined that all of its financial assets and liabilities as of September 30, 2015 and December 31, 2014 are level 1 and level 2 in the fair value hierarchy as defined above:

	September 30, 2015
	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$691	$-	$691
SERP mutual funds	2,726	-	2,726
Preferred stocks	743	-	743
Trading debt securities:
Corporate bonds	2,212	2,819	5,031
Municipal bonds	-	1,593	1,593
Floating rate notes	-	307	307
Asset backed securities	-	860	860
Other	75	1,622	1,697
Derivative financial instruments	-	2,068	2,068
Total financial assets	$6,447	$9,269	$15,716

Financial Liabilities:
SERP liabilities	$-	$5,560	$5,560
Derivative financial instruments	-	25	25
Total financial liabilities	$-	$5,585	$5,585

	December 31, 2014
	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$532	$-	$532
SERP mutual funds	3,195	-	3,195
Preferred stocks	973	-	973
Trading debt securities:
Corporate bonds	2,825	1,184	4,009
Municipal bonds	-	2,060	2,060
Floating rate notes	100	322	422
U.S. Treasury bills	622	-	622
Other	-	1,496	1,496
Derivative financial instruments	-	547	547
Total financial assets	$8,247	$5,609	$13,856

Financial Liabilities:
SERP liabilities	$-	$8,128	$8,128
Total financial liabilities	$-	$8,128	$8,128

The Company reevaluates the volume of trading activity for each of its investments at the end of each quarter and adjusts the level within the fair value hierarchy as needed. Six corporate bond investments with a combined September 30, 2015 market value of $1,141 changed from Level 1 in the hierarchy at December 31, 2014 to Level 2 at September 30, 2015 due to a reduction in trading activity.

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

Net unrealized gains or losses incurred on investments held as of September 30, 2015 and December 31, 2014 amounted to net losses of $144 and $17, respectively.

Note 7. Debt
On April 12, 2012, the Company and certain of its subsidiaries entered into an amended and restated credit agreement whereby Wells Fargo extended to the Company an unsecured line of credit of up to $100,000, including a sub-limit for letters of credit of up to $25,000. During the three and nine-month periods ended September 30, 2015, the highest amount of outstanding borrowings at any time under the facility was $5,542 and $7,871, respectively. The $1,251 outstanding borrowings under the facility, which are included in short-term debt and current maturities of long-term debt in the accompanying condensed balance sheet at September 30, 2015, were paid off in early October 2015. As of December 31, 2014, there were no outstanding borrowings under the line of credit facility. Letters of credit totaling $14,461, including $8,674 of letters of credit issued to banks in Brazil to secure the local debt of Astec do Brasil Fabricacao de Equipamentos Ltda. ("Astec Brazil"), were outstanding under the credit facility as of September 30, 2015, resulting in additional borrowing ability of $84,288 under the credit facility. The credit agreement has a five-year term expiring in April 2017. Borrowings under the agreement are subject to an interest rate equal to the daily one-month LIBOR rate plus a 0.75% margin, resulting in a rate of 0.95% as of September 30, 2015. The unused facility fee is 0.175%. Interest only payments are due monthly. The amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income, minimum tangible net worth and maximum allowed capital expenditures. The Company was in compliance with these covenants as of September 30, 2015.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd ("Osborn"), has a credit facility of $6,874 with a South African bank to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of September 30, 2015, Osborn had no borrowings outstanding under the facility but did have $1,118 in performance, advance payment and retention guarantees outstanding under the facility. The facility has been guaranteed by Astec Industries, Inc., but is otherwise unsecured. A 0.75% unused facility fee is charged if less than 50% of the facility is utilized. As of September 30, 2015, Osborn had available credit under the facility of $5,756. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 9.25% as of September 30, 2015.

The Company's Brazilian subsidiary, Astec Brazil, has outstanding working capital loans totaling $6,512 from three Brazilian banks with interest rates ranging from 10.3% to 20.3%. The loans' maturity dates range from December 2016 to April 2024 and the debts are secured by Astec Brazil's manufacturing facility and also by letters of credit totaling $8,674 issued by Astec Industries, Inc. Additionally, Astec Brazil has various 5-year equipment financing loans outstanding with two Brazilian banks in the aggregate of $1,450 as of September 30, 2015 that have interest rates ranging from 3.5% to 16.3%. These equipment loans have maturity dates ranging from September 2018 to April 2020. Astec Brazil's loans are included in the accompanying balance sheets as short-term debt and current maturities of long-term debt ($3,568) and long-term debt ($4,394).

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

Changes in the Company's product warranty liability for the three and nine-month periods ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Reserve balance, beginning of the period	$10,761	$14,102	$10,032	$12,716
Warranty liabilities accrued	3,261	4,304	11,723	12,436
Warranty liabilities settled	(3,828)	(4,804)	(11,499)	(12,051)
Other	(130)	(198)	(192)	303
Reserve balance, end of the period	$10,064	$13,404	$10,064	$13,404

Note 9. Accrued Loss Reserves
The Company records reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company. The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. Total accrued loss reserves were $8,382 as of September 30, 2015 and $7,562 as of December 31, 2014, of which $5,345 and $4,512 were included in other long-term liabilities as of September 30, 2015 and December 31, 2014, respectively.

Note 10. Income Taxes
The Company's effective income tax rate was 52.5% and 64.0% for the three-month periods ended September 30, 2015 and 2014, respectively. The Company's effective income tax rate was 38.8% and 37.9% for the nine-month periods ended September 30, 2015 and 2014, respectively. The Company's effective tax rate for the nine months ended September 30, 2015 includes the effect of state income taxes and other discrete items but did not include benefits for the research and development credit given that legislation extending the research and development credit to 2015 has not been enacted by Congress. The Company's effective tax rate for the nine months ended September 30, 2014 also did not include a benefit for the research and development tax credit given that Congress had not enacted legislation extending the credit to 2014 as of September 30, 2014.

The Company's recorded liability for uncertain tax positions as of September 30, 2015 has decreased by approximately $711 as compared to December 31, 2014 as the result of a tax audit settlement related to tax year 2010.

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

Energy Group - This segment consisted of five business units through May 2015 that design, engineer, manufacture and market a complete line of drilling rigs for the oil and gas, geothermal and water well industries, high pressure diesel pump trailers for fracking and cleaning oil and gas wells, a variety of industrial heaters to fit a broad range of applications including heating equipment for refineries, oil sands and energy related processing, heat transfer processing equipment, thermal fluid storage tanks, waste heat recovery equipment, whole-tree pulpwood and biomass chippers and horizontal grinders. The principal purchasers of products produced by this group are oil, gas and water well drilling industry contractors, processors of oil, gas and biomass for energy production and contractors in the construction and demolition recycling markets. Effective May 31, 2015, the Company's Astec Underground, Inc. business unit in Loudon, Tennessee ceased operations and responsibility for its product lines were transferred to the Company's GEFCO, Inc. subsidiary in Enid, Oklahoma. The Loudon facility was sold in October 2015.

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

Segment Information:
	Three Months Ended September 30, 2015
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$85,625	$80,549	$45,176	$-	$211,350
Intersegment sales	5,839	4,604	1,122	-	11,565
Gross profit	16,104	19,226	9,794	14	45,138
Gross profit percent	18.8%	23.9%	21.7%	-	21.4%
Segment profit (loss)	$2,116	$3,790	$1,941	$(6,853)	$994

	Nine Months Ended September 30, 2015
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$336,768	$285,790	$145,583	$-	$768,141
Intersegment sales	17,633	19,223	13,965	-	50,821
Gross profit	74,292	70,182	28,912	31	173,417
Gross profit percent	22.1%	24.6%	19.9%	-	22.6%
Segment profit (loss)	$29,472	$25,441	$2,805	$(29,154)	$28,564

	Three Months Ended September 30, 2014
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$78,698	$88,177	$53,282	$-	$220,157
Intersegment sales	8,685	5,948	4,819	-	19,452
Gross profit	11,367	21,604	10,277	13	43,261
Gross profit percent	14.4%	24.5%	19.3%	-	19.7%
Segment profit (loss)	$520	$6,806	$2,789	$(7,137)	$2,978

	Nine Months Ended September 30, 2014
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$296,074	$287,976	$152,036	$-	$736,086
Intersegment sales	20,619	23,043	12,273	-	55,935
Gross profit	59,135	70,722	32,309	30	162,196
Gross profit percent	20.0%	24.6%	21.3%	-	22.0%
Segment profit (loss)	$21,124	$27,065	$7,659	$(27,578)	$28,270

A reconciliation of total segment profits to the Company's consolidated totals is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total segment profits	$994	$2,978	$28,564	$28,270
Recapture (elimination) of intersegment profit	964	(1,212)	(32)	(2,468)
Net income	1,958	1,766	28,532	25,802
Net loss attributable to non-controlling interest in subsidiaries	(334)	(150)	(669)	(156)
Net income attributable to controlling interest	$2,292	$1,916	$29,201	$25,958

Note 12. Contingent Matters
Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of $2,108 as of September 30, 2015. The maximum potential amount of future payments for which the Company would be liable was equal to $2,108 as of September 30, 2015. These arrangements also provide that the Company will receive the lender's full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements. The Company has recorded a liability of $168 related to these guarantees as of September 30, 2015.

In addition, the Company is contingently liable under letters of credit issued by Wells Fargo totaling $14,461 as of September 30, 2015, including $8,674 of letters of credit that guarantee certain Astec Brazil bank debt. The outstanding letters of credit expire at various dates through November 2017. As of September 30, 2015, Osborn is contingently liable for a total of $1,118 in performance letters of credit, advance payments and retention guarantees. As of September 30, 2015, Astec Australia is contingently liable for a total of $18 in performance bank guarantees. The maximum potential amount of future payments under these letters of credit and guarantees for which the Company could be liable is $15,597 as of September 30, 2015.

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

A total of 66 and 75 RSUs vested during the nine-month periods ended September 30, 2015 and 2014, respectively. The Company withheld 14 and 23 shares due to statutory payroll tax withholding requirements upon the vesting of the RSUs in the first nine months of 2015 and 2014, respectively, and used Company funds to remit the related required minimum withholding taxes to the various tax authorities. The vesting date fair value of the RSUs that vested during the first nine months of 2015 and 2014 was $2,785 and $3,045, respectively. Compensation expense of $38 and $222 was recorded in the three-month periods ended September 30, 2015 and 2014, respectively, to reflect the fair value of RSUs granted (or anticipated to be granted for 2015 and cumulative five-year performance) less estimated forfeitures, amortized over the portion of the vesting period occurring during the periods. Compensation expense of $778 and $791 was recorded in the nine-month periods ended September 30, 2015 and 2014, respectively, to reflect the fair value of RSUs granted (or anticipated to be granted for 2015 and cumulative five-year performance) less estimated forfeitures, amortized over the portion of the vesting period occurring during the periods.

Note 14. Other Income, Net of Expenses
Other income, net of expenses for the three and nine-month periods ended September 30, 2015 and 2014 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income	$128	$447	$392	$1,167
Income from life insurance policies	-	-	1,204	-
Gain (loss) on investments	(72)	(86)	(204)	120
License fee income	250	323	616	780
Other	204	26	535	187
Total	$510	$710	$2,543	$2,254

Note 15. Derivative Financial Instruments
The Company is exposed to certain risks related to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency risk. From time to time the Company's foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates. The fair value of the derivative financial instrument is recorded on the Company's balance sheet and is adjusted to fair value at each measurement date. The changes in fair value are recognized in the consolidated statements of income in the current period. The Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes. The average U.S. dollar equivalent notional amount of outstanding foreign currency exchange contracts was $11,809 during the nine-month period ended September 30, 2015. The Company reported $1,658 of derivative assets in other current assets, $410 of derivative assets in other long-term assets and $25 of derivative liabilities in other long-term liabilities at September 30, 2015. At December 31, 2014, the Company reported $434 of derivative assets in other current assets and $113 of derivative assets in other long-term assets. The Company recognized, as a component of cost of sales, net gains of $419 and $713 on the changes in fair value of derivative financial instruments in the three-month periods ended September 30, 2015 and 2014, respectively. In the nine-month periods ended September 30, 2015 and 2014, the Company recognized, as a component of cost of sales, net gains of $1,227 and $157, respectively. There were no derivatives that were designated as hedges at September 30, 2015.

Note 16. Business Acquisition
On April 1, 2014, the Company purchased 100% of the stock of Telestack Limited ("Telestack") for a total purchase price of $36,183. The purchase price was paid in cash with $2,500 deposited into escrow for a period of time not to exceed one year and was subject to certain post-closing adjustments. The post-closing adjustments were finalized during the first quarter of 2015 resulting in a decrease in the purchase price of $178. The adjusted purchase price allocation recorded includes the recognition of $18,078 of goodwill and $14,445 of other intangible assets, based on the foreign exchange rate as of the acquisition date, consisting of trade names (15 year useful life), patents (5 to 10 year useful lives), non-compete agreements (3 year useful life) and customer relationships (11 year useful life). Telestack's operating results are included in the Aggregate and Mining Group beginning in the second quarter of 2014. The revenue and results of operations of Telestack were not significant in relation to the Company's financial statements for the three or nine-month periods ended September 30, 2015 or the nine-month period ending December 31, 2014 and would not have been significant on a pro forma basis to any earlier periods.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words "will," "would," "should," "could," "may," "believes," "anticipates," "intends," "forecasts" and "expects" and similar expressions. Such forward-looking statements include, without limitation, statements regarding the Company's expected sales and results of operations during 2015, the Company's expected capital expenditures in 2015, the expected benefit and impact of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through September 30, 2016, the amount and impact of any current or future state or federal funding for transportation construction programs, the need for road improvements, the amount and impact of other public sector spending and funding mechanisms, changes in the economic environment as it affects the Company, the market confidence of customers and dealers, the Company being called upon to fulfill certain contingencies, the expected dates of granting of restricted stock units, changes in interest rates and the impact of such changes on the financial results of the Company, changes in the prices of steel and oil and the impact of such changes generally and on the demand for the Company's products, customer's buying decisions, the Company's business, the ability of the Company to offset future changes in prices in raw materials, the change in the strength of the dollar and the level of the Company's presence and sales in international markets, the impact that further development of domestic oil and natural gas production capabilities would have on the domestic economy and the Company's business, the seasonality of the Company's business, the Company's investments, the percentage of the Company's equipment sold directly to end users, the amount or value of unrecognized tax benefits, the impact of IRS tax regulations, payment of dividends by the Company, and the ultimate outcome of the Company's current claims and legal proceedings.

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

Overview
The Company is a leading manufacturer and seller of equipment for the road building, aggregate processing, mining, geothermal, water, oil and gas, and wood processing industries. The Company's businesses:

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

Infrastructure Group – This segment consists of five business units, three of which design, engineer, manufacture and market a complete line of portable, stationary and relocatable hot-mix asphalt plants, asphalt pavers, material transfer vehicles, milling machines, paver screeds and wood pellet plants. The other two business units in this segment operate as Company-owned dealers in the foreign countries in which they are domiciled. These two business units sell, service and install products produced by the manufacturing subsidiaries of the Company, and a majority of their sales are to customers in the infrastructure industry. The principal purchasers of the products produced by this group are asphalt producers, highway and heavy equipment contractors, foreign and domestic governmental agencies and wood pellet processors.

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

Energy Group – This segment consisted of five business units through May 2015 that design, engineer, manufacture and market a complete line of drilling rigs for the oil and gas, geothermal and water well industries, high pressure diesel pump trailers for fracking and cleaning oil and gas wells, a variety of industrial heaters to fit a broad range of applications including heating equipment for refineries, oil sands and energy related processing, heat transfer processing equipment, thermal fluid storage tanks, waste heat recovery equipment, and whole-tree pulpwood and biomass chippers and horizontal grinders. The principal purchasers of products produced by this group are oil, gas and water well drilling industry contractors, processors of oil, gas and biomass for energy production and contractors in the construction and demolition recycling markets. Effective May 31, 2015, the Company's Astec Underground, Inc. business unit in Loudon, Tennessee ceased operations and responsibility for its product lines were transferred to the Company's GEFCO, Inc. subsidiary in Enid, Oklahoma. The Company sold the Loudon, Tennessee facility for cash of $9,599 in October 2015 and will be recording the $351 gain on the sale in the fourth quarter of 2015.

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

3.	Energy Group – Heatec, Inc., CEI, Inc., GEFCO, Inc., Astec Underground, Inc. (through May 2015) and Peterson Pacific Corp.
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

In July 2012, the "Moving Ahead for Progress in the 21st Century Act" ("Map-21") was approved by the U.S. federal government, which authorized $105 billion of federal spending on highway and public transportation programs through fiscal year 2014. In August 2014, the U.S. government approved short-term funding of $10.8 billion through May 2015. Another short-term extension of Map-21 was approved in May 2015 extending the funding through July 2015. The most recent short-term extension of Map-21, entitled "The Surface Transportation and Veterans Health Care Choice Improvement Act of 2015," which was signed into law on July 31, 2015, extended the provisions of Map-21 until October 30, 2015 and provided an additional $8.068 billion of funding to the Highway Trust Fund, with $6.068 billion being designated for the Highway Account and the remaining $2 billion designated for the Mass Transit Account. The Company believes a longer multi-year highway program would have the greatest positive impact on the road construction industry and allow its customers to plan and execute longer-term projects. The level of future federal highway construction is uncertain and any future funding may be at lower levels than in the past.

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

Significant portions of the Company's revenues relate to the sale of equipment involved in the production, handling, recycling or installation of asphalt mix. Liquid asphalt is a by-product of oil production. An increase in the price of oil increases the cost of asphalt, which is likely to decrease demand for asphalt and therefore decrease demand for certain Company products. While increasing oil prices may have a negative financial impact on many of the Company's customers, the Company's equipment can use a significant amount of recycled asphalt pavement, thereby mitigating the effect of increased oil prices on the final cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt mix. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. The Company's asphalt producers and road building customers appear to be adapting their prices in response to the fluctuating oil prices, and the fluctuations did not appear to significantly impair equipment purchases in 2014 or the first nine months of 2015. The Company expects oil prices to continue to fluctuate during the remainder of 2015 and thereafter. Minor fluctuations in oil prices should not have a significant impact on customers' buying decisions. However, political uncertainty in oil producing countries, interruptions in oil production due to disasters, whether natural or man-made, or other economic factors could significantly impact oil prices, which could negatively impact demand for the Company's products.

Contrary to the negative impact of higher oil prices on many of the Company's products as discussed above, sales of several of the Company's products, including products manufactured by the Energy Group, which are used to drill for or extract oil and natural gas, have suffered due to the recent reduction in the price of oil and would benefit from higher oil and natural gas prices, to the extent that such higher prices lead to further development of oil and natural gas production. The Company believes further development of domestic oil and natural gas production capabilities is needed and would positively impact the domestic economy and the Company's business.

Steel is a major component in the Company's equipment. Excess capacity in Asia and declines in raw material and energy costs have contributed to pricing weakness thus far during 2015. Further pricing declines are expected during the last quarter of 2015 and the first quarter of 2016. The Company continues to utilize forward-looking contracts coupled with advanced steel purchases when applicable to minimize the impact of fluctuations in steel prices. The Company will continue to review the trends in steel prices in future months and establish future contract pricing accordingly.

In addition to the factors stated above, many of the Company's markets are highly competitive, and its products compete worldwide with a number of other manufacturers and dealers that produce and sell similar products. A weak dollar, combined with improving economic conditions in certain foreign economies, had a positive impact on the Company's international sales in 2010 through mid-2012. The strengthening of the U.S. dollar against many foreign currencies during the later portion of 2012 through the third quarter of 2015 has negatively impacted pricing and the Company's backlog at September 30, 2015 in certain foreign markets. Increasing domestic interest rates or weakening economic conditions abroad could cause the dollar to further strengthen, which could negatively impact the Company's international sales.

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

Results of Operations

Net Sales
Net sales for the third quarter of 2015 were $211,350 compared to $220,157 for the third quarter of 2014, a decrease of $8,807 or 4.0%. Sales are generated primarily from new equipment and parts sales to domestic and international customers. Sales decreased by $7,628 in the Aggregate and Mining Group, $8,106 in the Energy Group and increased $6,927 in the Infrastructure Group. Sales continue to be negatively impacted by low oil prices, the lack of a long-term highway bill in the United States and the continuing downturn in the mining sector. Sales reported by the Company's foreign subsidiaries in U.S. dollars for the third quarter would have been $5,339 higher had 2015 foreign exchange rates been the same as 2014 rates.

Net sales for the first nine months of 2015 were $768,141 compared to $736,086 for the first nine months of 2014, an increase of $32,055 or 4.4%. Sales are generated primarily from new equipment and parts sales to domestic and international customers. Sales increased by $40,694 in the Infrastructure Group, and decreased $2,186 in the Aggregate and Mining Group and $6,453 in the Energy Group. Sales continue to be negatively impacted by low oil prices, the lack of a long-term highway bill in the United States and the continuing downturn in the mining sector. Sales reported by the Company's foreign subsidiaries in U.S. dollars for the first nine months of 2015 would have been $12,620 higher had 2015 foreign exchange rates been the same as 2014 rates.

Domestic sales for the third quarter of 2015 were $156,333 or 74.0% of consolidated net sales compared to $142,554 or 64.8% of consolidated net sales for the third quarter of 2014, an increase of $13,779 or 9.7%. Domestic sales for the third quarter of 2015 as compared to the third quarter of 2014 increased $10,099 in the Infrastructure Group and $4,578 in the Aggregate and Mining Group but decreased $898 in the Energy Group. International sales for the third quarter of 2015 were $55,017 or 26.0% of consolidated net sales compared to $77,603 or 35.2% of consolidated net sales for the third quarter of 2014, a decrease of $22,586 or 29.1%. International sales decreased $3,172 in the Infrastructure Group, $12,206 in the Aggregate and Mining Group and $7,208 in the Energy Group. The decreases in international sales occurred primarily in Canada, South America, Australia and Russia offset by increased sales in Europe, Asia and Africa. International sales volumes continue to be negatively impacted by the strength of the U.S. dollar as compared to the currencies in many of the countries in which the Company operates as well as the continuing downturn in the mining sector.

Domestic sales for the first nine months of 2015 were $562,007 or 73.2% of consolidated net sales compared to $502,662 or 68.3% of consolidated net sales for the first nine months of 2014, an increase of $59,345 or 11.8%. Domestic sales for the first nine months of 2015 as compared to the first nine months of 2014 increased $47,939 in the Infrastructure Group and $17,177 in the Aggregate and Mining Group but decreased $5,771 in the Energy Group. International sales for the first nine months of 2015 were $206,134 or 26.8% of consolidated net sales compared to $233,424 or 31.7% of consolidated net sales for the first nine months of 2014, a decrease of $27,290 or 11.7%. International sales decreased $7,245 in the Infrastructure Group, $19,363 in the Aggregate and Mining Group and $682 in the Energy Group. The decreases in international sales occurred primarily in Russia, South America, China, Asia, Mexico and Brazil offset by increased sales in Europe, the Middle East and Australia. International sales volumes continue to be negatively impacted by the strength of the U.S. dollar as compared to the currencies in many of the countries in which the Company operates and the continuing downturn in the mining sector.

Parts sales for the third quarter of 2015 were $62,022 compared to $61,536 for the third quarter of 2014, an increase of $486 or 0.8%. Parts sales as a percentage of net sales increased 130 basis points from 28.0% for the third quarter of 2014 to 29.3% for the third quarter of 2015. Parts sales increased in the Infrastructure Group but decreased in the Aggregate and Mining and Energy Groups.

Parts sales for the first nine months of 2015 were $202,527 compared to $190,962 for the first nine months of 2014, an increase of $11,565 or 6.1%. Parts sales as a percentage of net sales increased 50 basis points from 25.9% for the first nine months of 2014 to 26.4% for the first nine months of 2015. Parts sales increased in the Infrastructure Group and Aggregate and Mining Group but decreased in the Energy Group.

Gross Profit
Consolidated gross profit increased $1,877 or 4.3% to $45,138 for the third quarter of 2015 compared to $43,261 for the third quarter of 2014. Gross profit as a percentage of sales increased 170 basis points to 21.4% for the third quarter of 2015 compared to the abnormally low 19.7% for the third quarter of 2014, which was due to losses experienced by the Company's distributor in Germany in the soft European market, pricing pressures on mobile asphalt paving equipment and overall low volume of sales of asphalt equipment.

Consolidated gross profit increased $11,221 or 6.9% to $173,417 for the first nine months of 2015 compared to $162,196 for the first nine months of 2014. Gross profit as a percentage of sales increased 60 basis points to 22.6% for the first nine months of 2015 compared to 22.0% for the first nine months of 2014.

Selling, General, Administrative and Engineering Expenses
Selling, general, administrative and engineering expenses for the third quarter of 2015 were $41,023 or 19.4% of net sales, compared to $38,867 or 17.7% of net sales for the third quarter of 2014, an increase of $2,156 or 5.5%. The increase was due primarily to increased selling related expenses, including parts selling costs and advertising expenses, subsidiary employee bonus accruals and repair and maintenance costs related to the Company's aviation equipment.

Selling, general, administrative and engineering expenses for the first nine months of 2015 were $128,136 or 16.7% of net sales, compared to $122,539 or 16.6% of net sales for the first nine months of 2014, an increase of $5,597 or 4.6%. The increase was due primarily to increased spending on research and development projects, ERP software implementation costs, costs incurred by Telestack in the first quarter of 2015 (since Telestack was acquired in April 2014), certain selling expenses including commissions and advertising costs, offset by a reduction in ConExpo (a major exhibit show that occurs once every three years, most recently in 2014) related exhibit costs.

Interest Expense
Interest expense for the third quarter of 2015 increased $312 to $505 from $193 for the third quarter of 2014. The increase in interest expense is primarily due to increased interest on bank borrowings by the Company's foreign subsidiary located in Brazil, interest subsidies on customer equipment financing and interest on tax return audits.

Interest expense for the first nine months of 2015 increased $847 to $1,222 from $375 for the first nine months of 2014. The increase in interest expense is primarily due to increased interest on bank borrowings by the Company's foreign subsidiaries located in Brazil and South Africa, interest subsidies on customer equipment financing and interest on tax return audits.

Other Income, Net of Expenses
Other income, net of expenses was $510 for the third quarter of 2015 compared to $710 for the third quarter of 2014, a decrease of $200 due primarily to reductions in license fee income and interest income from customers.

Other income, net of expenses was $2,543 for the first nine months of 2015 compared to $2,254 for the first nine months of 2014, an increase of $289 due to $1,204 of income from key-man life insurance policies recorded in the first nine months of 2015 resulting from the death of the Company's Chairman (and former CEO), offset by reduced interest income from customers and earnings on investments held by Astec Insurance, the Company's captive insurance company.

Income Tax Expense
The Company's combined effective income tax rate was 52.5% for the third quarter of 2015 compared to 64.0% for the third quarter of 2014. The Company's effective tax rate for the three-month periods ended September 30, 2015 and 2014 include the effect of state income taxes and other discrete items but does not include benefits for research and development credits as legislation extending the research and development credit for each year had not been enacted by Congress as of the end of each period. The unusually high tax rate in each period is due primarily to the Company's inability to book tax benefits on losses in certain of the Company's foreign companies and adjustments to estimated research and development tax credits previously recorded.

The Company's combined effective income tax rate was 38.8% for the first nine months of 2015 compared to 37.9% for the first nine months of 2014. The Company's effective tax rates for the nine-month periods ended September 30, 2015 and 2014 include the effect of state income taxes and other discrete items but does not include benefits for the research and development credits as legislation extending the research and development credit for each year was not enacted by Congress as of the end of each period. The higher than historically normal tax rates are primarily due to the Company's inability to book tax benefits for losses in certain of the Company's foreign companies and the exclusion of a benefit for research and development credits as discussed above. The overall increase in tax rates between periods is due to adjustments to reconcile expenses previously booked to tax returns filed, other adjustments to reflect the impact of audits by certain taxing authorities, as well as increasing state taxes due to apportionment legislative changes.

Net Income
The Company had net income attributable to controlling interest of $2,292 for the third quarter of 2015 compared to $1,916 for the third quarter of 2014, an increase of $376, or 19.6%. Net income attributable to controlling interest per diluted share was $0.10 for the third quarter of 2015 compared to $0.08 for the third quarter of 2014, an increase of $0.02. Diluted shares outstanding for the quarters ended September 30, 2015 and 2014 were 23,121 and 23,109, respectively.

The Company had net income attributable to controlling interest of $29,201 for the first nine months of 2015 compared to $25,958 for the first nine months of 2014, an increase of $3,243, or 12.5%. Net income attributable to controlling interest per diluted share was $1.26 for the first nine months of 2015 compared to $1.12 for the first nine months of 2014, an increase of $0.14. Diluted shares outstanding for the nine months ended September 30, 2015 and 2014 were 23,118 and 23,103, respectively.

Dividends
In February 2013, the Company's Board of Directors approved a dividend policy pursuant to which the Company began paying a quarterly $0.10 per share dividend on its common stock beginning in the second quarter of 2013. The actual amount of future quarterly dividends, if any, will be based upon the Company's financial position, results of operations, cash flows, capital requirements and restrictions under the Company's existing credit agreement, among other factors. The Board retained the power to modify, suspend or cancel the Company's dividend policy in any manner and at any time it deems necessary or appropriate in the future. The Company paid quarterly dividends of $0.10 per common share to shareholders in each quarter of 2014 and the first three quarters of 2015.

Backlog
The backlog of orders as of September 30, 2015 was $245,615 compared to $295,029 as of September 30, 2014, a decrease of $49,414, or 16.7%. Domestic backlogs decreased $1,751 or 0.9%, and international backlogs decreased $47,663 or 45.1%. The September 30, 2015 backlog was comprised of 76.3% domestic orders and 23.7% international orders, as compared to 64.2% domestic orders and 35.8% international orders as of September 30, 2014. Included in the September 30, 2015 backlog is approximately $60,000 for a three line pellet plant from one customer under a Company financed arrangement whereby the Company will record the related revenues when payment is received, which is expected in mid-2017. The current $245,615 backlog also includes a $30,000 order from another customer for a pellet plant currently in production with an anticipated ship date in late 2015. Revenue on the equipment portion of this $30,000 order is expected to be recorded upon shipment to the customer. The Company is unable to determine whether the changes in backlogs were experienced by the industry as a whole; however, the Company believes the changes in backlogs reflect the current economic conditions the industry is experiencing.

Segment Net Sales-Quarter:
	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Infrastructure Group	$85,625	$78,698	$6,927	8.8%
Aggregate and Mining Group	80,549	88,177	(7,628)	(8.7%)
Energy Group	45,176	53,282	(8,106)	(15.2%)

Infrastructure Group: Sales in this group were $85,625 for the third quarter of 2015 compared to $78,698 for the same period in 2014, an increase of $6,927 or 8.8%. Domestic sales for the Infrastructure Group increased $10,099 or 17.2% for the third quarter of 2015 compared to the same period in 2014 due primarily to significant increases in mobile asphalt equipment sales, asphalt plant sales and mobile equipment parts sales. Due to the financing structure of the sales contract with the initial pellet plant customer, revenue will be recorded on this three line plant after the final plant performance testing on all three lines is completed and when payment is received, which is expected in mid-2017. To date, no pellet plant revenue on this order has been recorded. International sales for the Infrastructure Group decreased $3,172 or 15.8% for the third quarter of 2015 compared to the same period in 2014 due primarily to reduced sales of asphalt equipment and sales by the Company-owned distributor in Australia. Sales decreases in Australia, Canada, Russia, Japan and Korea were partially offset by increased sales in Europe and South America. International sales continue to be negatively impacted due to the strength of the U.S. dollar compared to certain local foreign currencies. Parts sales for the Infrastructure Group increased 15.8% for the third quarter of 2015 compared to the same period in 2014 due primarily to improved sales of parts for asphalt plants and mobile asphalt equipment.

Aggregate and Mining Group: Sales in this group were $80,549 for the third quarter of 2015 compared to $88,177 for the same period in 2014, a decrease of $7,628 or 8.7%. Domestic sales for the Aggregate and Mining Group increased $4,578 or 9.6% for the third quarter of 2015 compared to the same period in 2014. The increase in sales resulted from increased sales of the Company's aggregate processing equipment. International sales for the Aggregate and Mining Group decreased $12,206 or 30.2% in the third quarter of 2015 compared to the same period in 2014. International sales decreases in Canada, South America and the Middle East were partially offset by increased sales in Africa. International sales continue to be negatively impacted by the reduced customer demand for equipment in the mining sector and pricing issues in many foreign countries due to the strength of the U.S. dollar compared to certain local foreign currencies. Parts sales for this group decreased 4.9% for the third quarter of 2015 compared to the same period in 2014.

Energy Group: Sales in this group were $45,176 for the third quarter of 2015 compared to $53,282 for the same period in 2014, a decrease of $8,106 or 15.2%. Domestic sales for the Energy Group decreased $898 or 2.5% for the third quarter of 2015 compared to the same period in 2014 due primarily to a lack of demand for oil and gas related drilling rigs and double pumpers for fracking and declines in sales of well drilling equipment and related parts, offset by an increase in sales of industrial heaters and rubber plants. International sales for the Energy Group decreased $7,208 or 42.1%. Sales decreases in South America, Canada and Australia were partially offset by increased sales in Mexico, Asia and the Middle East. International sales continue to be negatively impacted due to the strength of the U.S. dollar compared to certain local foreign currencies. Parts sales for this group decreased 15.6% for the third quarter of 2015 compared to the same period in 2014 due primarily to reduced sales of parts for drilling rig equipment.

Segment Net Sales-Nine Months:
	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Infrastructure Group	$336,768	$296,074	$40,694	13.7%
Aggregate and Mining Group	285,790	287,976	(2,186)	(0.8%)
Energy Group	145,583	152,036	(6,453)	(4.2%)

Infrastructure Group: Sales in this group were $336,768 for the first nine months of 2015 compared to $296,074 for the same period in 2014, an increase of $40,694 or 13.7%. Domestic sales for the Infrastructure Group increased $47,939 or 21.5% for the first nine months of 2015 compared to the same period in 2014 with significant increases in both asphalt plant and mobile asphalt equipment as well as parts sales across most major product lines. While sales in this segment have improved over the prior year, domestic sales continue to be negatively impacted by the lack of a long-term highway bill in the United States (the last six-year highway bill expired in September 2009 and federal funding has been financed under a number of short-term bills since that time). International sales for the Infrastructure Group decreased $7,245 or 9.9% for the first nine months of 2015 compared to the same period in 2014 due primarily to decreased mobile asphalt equipment sales and decreased sales by the Company owned distributor in Australia. Sales decreases in Russia, Australia and Mexico were partially offset by increased sales in Europe, Canada and the Middle East. International sales continue to be negatively impacted due to the strength of the U.S. dollar compared to certain local foreign currencies. Parts sales for the Infrastructure Group increased 16.1% for the first nine months of 2015 compared to the same period in 2014 due primarily to improved sales of parts for asphalt plants and mobile asphalt equipment.

Aggregate and Mining Group: Sales in this group were $285,790 for the first nine months of 2015 compared to $287,976 for the same period in 2014, a decrease of $2,186 or 0.8%. Domestic sales for the Aggregate and Mining Group increased $17,177 or 10.4% for the first nine months of 2015 compared to the same period in 2014. The increase in sales resulted from increased sales of the Company's aggregate processing equipment. International sales for the Aggregate and Mining Group decreased $19,363 or 15.8% in the first nine months of 2015 compared to the same period in 2014. International sales in the Aggregate and Mining Group decreased in Asia, China, Canada, Russia, Brazil and other South American countries and increased in Europe, Africa and India. International sales continue to be negatively impacted by the reduced customer demand for equipment in the mining sector as well as reduced demand due to the strength of the U.S. dollar compared to certain local foreign currencies. Parts sales for this group increased 2.8% for the first nine months of 2015 compared to the same period in 2014.

Energy Group: Sales in this group were $145,583 for the first nine months of 2015 compared to $152,036 for the same period in 2014, a decrease of $6,453 or 4.2%. Domestic sales for the Energy Group decreased $5,771 or 5.0% for the first nine months of 2015 compared to the same period in 2014 due primarily to a lack of demand for oil and gas related drilling rigs, water well drilling rigs, double pumpers and wood processing equipment as well as their related parts. International sales for the Energy Group declined by $681 or 1.8% for the first nine months of 2015 compared to the same period in 2014 with increased sales of wood processing equipment being offset by reduced sales of oil and gas related drilling rigs. Parts sales for this group decreased 9.1% for the first nine months of 2015 compared to the same period in 2014 due primarily to declines in the sale of parts into the oil and gas industries.

Segment Profit (Loss)-Quarter:
	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Infrastructure Group	$2,116	$520	$1,596	306.9%
Aggregate and Mining Group	3,790	6,806	(3,016)	(44.3%)
Energy Group	1,941	2,789	(848)	(30.4%)
Corporate	(6,853)	(7,137)	284	4.0%

Infrastructure Group: Segment profit for this group was $2,116 for the third quarter of 2015 compared to $520 for the same period in 2014, an increase of $1,596 or 306.9%. This group had an increase in gross profit of $4,737 resulting from a 440 basis point increase in gross margins primarily due to high pellet plant production costs in 2014 on the Company's initial $60,000 pellet plant order for which the sale has not yet been realized, lower manufacturing costs resulting from the Company's lean initiatives, reduced losses on foreign exchange contracts and reduced warranty and obsolescence expenses, which were partially offset by an increase of $787 in selling expenses.

Aggregate and Mining Group: Segment profit for this group was $3,790 for the third quarter of 2015 compared to $6,806 for the same period in 2014, a decrease of $3,016 or 44.3%. This decrease in profit primarily resulted from a decline $2,378 in gross margins due to a $7,628 reduction in sales between periods. Gross profit as a percent of sales remained relative constant at 23.9% and 24.5% for the quarter ended September 30, 2015 and 2014, respectively. Segment profit in the third quarter of 2015 was also impacted by approximately $600 of maintenance costs on aviation equipment.

Energy Group: Segment profit for this group was $1,941 for the third quarter of 2015 compared to $2,789 for the third quarter of 2014, a decrease of $848 or 30.4%. Profit for the segment was negatively impacted by a $483 reduction in gross margins due to a $8,108 decline in sales between periods partially offset by an increase in gross profit percentages from 19.3% to 21.7% (240 basis points) for the quarters ended September 30, 2014 and 2015, respectively. Gross margins were positively impacted by a reduction in unabsorbed overhead as a result of closing the Astec Underground facility in Loudon, Tennessee in the second quarter of 2015 and the continuing effects of the Company's lean manufacturing efforts. Selling, general and administrative expenses for the third quarter of 2015 were $483 higher than in the third quarter of 2014 due primarily to reduced reimbursements from a Quality Jobs Program at the Company's GEFCO subsidiary.

Corporate: The Corporate Group had a loss of $6,853 for the third quarter of 2015 compared to a loss of $7,137 for the third quarter of 2014, an improvement of $284 or 4.0% due primarily to a $983 reduction in consolidated U.S. federal income taxes which are recorded in this group for all companies offset by a $644 increase in maintenance costs on aviation equipment.

Segment Profit (Loss)-Nine Months:
	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Infrastructure Group	$29,472	$21,124	$8,348	39.5%
Aggregate and Mining Group	25,441	27,065	(1,624)	(6.0%)
Energy Group	2,805	7,659	(4,854)	(63.4%)
Corporate	(29,154)	(27,578)	(1,576)	(5.7%)

Infrastructure Group: Segment profit for this group was $29,472 for the first nine months of 2015 compared to $21,124 for the same period in 2014, an increase of $8,348 or 39.5% due primarily to gross margins on the group's $40,694 increase in sales coupled with a 210 basis point increase in margins which resulted in an increase in total segment gross margins of $15,157 between periods. This group's 210 basis point increase in margins resulted from lower manufacturing costs attributable to the Company's lean initiatives, increased gains on financial instruments at the Company's distributorship in Australia related to foreign exchange contracts and lower warranty and obsolescence costs. The increase in gross margins was partially offset by increased selling expenses related to the increase in sales, and increases in ERP system implementations and research and development costs.

Aggregate and Mining Group: Segment profit for this group was $25,441 for the first nine months of 2015 compared to $27,065 for the same period in 2014, a decrease of $1,624 or 6.0% due primarily to decreased profit on a $2,186 decrease in sales to external customers and a $4,620 decrease in intercompany sales while gross margins percent remained constant at 24.6% for each period. Reductions in selling expenses, primarily ConExpo exhibit related, were offset by increased general and administrative expenses, primarily related to maintenance on aviation equipment.

Energy Group: Segment profit for this group was $2,805 for the first nine months of 2015 compared to $7,659 for the first nine months of 2014, a decrease of $4,854 or 63.4%. The decreased profits were due to this group's $6,453 sales decrease between periods and by a 140 basis point reduction in gross margins and increased research and development expenses. The 140 basis point reduction in margin between periods is due primarily to costs associated with the closing of the Astec Underground Loudon, Tennessee plant in May 2015 as well as additional costs incurred on the production of the first concrete plant produced by the Company's CEI subsidiary.

Corporate: The Corporate Group had a loss of $29,154 for the first nine months of 2015 compared to a loss of $27,578 for the first nine months of 2014, an increase in loss of $1,576 or 5.7%. The increase in loss in the first nine months of 2015 as compared to the first nine months of 2014 is due primarily to a $1,797 increase U.S. consolidated federal income tax on higher consolidated earnings and increased aviation equipment maintenance costs offset by income from key-man life insurance policies on the Company's Chairman (and former CEO) who passed away in March 2015.

Liquidity and Capital Resources
The Company's primary sources of liquidity and capital resources are its cash on hand, borrowing capacity under a $100,000 revolving credit facility and cash flows from operations. The Company had $13,985 of cash available for operating purposes as of September 30, 2015, of which $11,609 was held by the Company's foreign subsidiaries. While the Company has no plans to transfer the cash held by its foreign subsidiaries to the U.S. in the foreseeable future, to the extent foreign earnings are eventually repatriated, such amounts may be subject to income tax liabilities, both in the U.S. and in various applicable foreign jurisdictions. At September 30, 2015, the Company had $1,251 in borrowings outstanding under its credit facilities with Wells Fargo Bank, N.A. Net of letters of credit totaling $14,461, the Company had borrowing availability of $84,288 under the credit facility as of September 30, 2015. During the nine months ended September 30, 2015, the highest amount of outstanding borrowings at any time under the facility was $7,871.

The Wells Fargo credit facility is a five-year agreement that was entered into in April 2012. The amended and restated credit agreement with Wells Fargo continued the Company's previous $100,000 revolving credit facility and includes a sub-limit for letters of credit of $25,000. Borrowings under the agreement are subject to an interest rate equal to the daily one month LIBOR rate plus a 0.75% margin, resulting in a rate of 0.95% as of September 30, 2015. Interest only payments are due monthly. The unused facility fee is 0.175%. The amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income, minimum tangible net worth and maximum allowed capital expenditures. The Company was in compliance with these covenants as of September 30, 2015.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd ("Osborn"), has a credit facility of $6,874 with a South African bank to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of September 30, 2015, Osborn had no outstanding borrowings but did have $1,118 in performance, advance payment and retention guarantees outstanding under the facility. The facility has been guaranteed by Astec Industries, Inc. but is otherwise unsecured. A 0.75% unused facility fee is charged if less than 50% of the facility is utilized. As of September 30, 2015, Osborn had available credit under the facility of $5,756. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 9.25% as of September 30, 2015.

The Company's Brazilian subsidiary, Astec Brazil, has outstanding working capital loans totaling $6,512 from three Brazilian banks with interest rates ranging from 10.3% to 20.3%. The loans' maturity dates range from December 2016 to April 2024 and the debts are secured by Astec Brazil's manufacturing facility and also by letters of credit totaling $8,674 issued by Astec Industries, Inc. Additionally, Astec Brazil has various 5-year equipment financing loans outstanding with two Brazilian banks in the aggregate of $1,450 as of September 30, 2015 that have interest rates ranging from 3.5% to 16.3%. These equipment loans have maturity dates ranging from September 2018 to April 2020. Astec Brazil's loans are included in the accompanying balance sheets as short-term debt and current maturities of long-term debt ($3,568) and long-term debt ($4,394).

Cash Flows from Operating Activities:

	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)
Net income	$28,532	$25,802	$2,730
Depreciation and amortization	18,042	18,149	(107)
Deferred income tax benefit	(3,959)	(4,124)	165
Provision for warranties	11,723	12,436	(713)
Distributions to SERP participants	(2,649)	-	(2,649)
Changes in working capital:
(Increase) decrease in trade and other receivables	2,504	(8,432)	10,936
(Increase) decrease in inventories	3,628	(19,456)	23,084
Decrease in prepaid expenses	4,080	667	3,413
Increase (decrease) in accounts payable	(14,581)	1,855	(16,436)
Decrease in accrued product warranty	(11,499)	(12,051)	552
Decrease in customer deposits	(12,523)	(1,178)	(11,345)
Change in prepaid and income taxes payable, net	(1,792)	250	(2,042)
Other, net	638	(1,073)	1,711
Net cash provided by operating activities	$22,144	$12,845	$9,299

Net cash from operating activities increased by $9,299 for the first nine months of 2015 as compared to the first nine months of 2014 due primarily to less cash being used to finance changes in inventories of $23,084 and receivables of $10,936. These were offset by decreases associated with customer deposits of $11,345 and accounts payable of $16,436. Additionally, during the first nine months of 2015, distributions totaling $2,649 were made from the Company's SERP to participants due to retirement or death. The funds for the SERP distributions were acquired by selling the investments (both Company common stock and mutual funds) held in the participant's SERP accounts.

Cash Flows Used by Investing Activities:

	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)
Expenditures for property and equipment	$(15,483)	$(18,445)	$2,962
Sale of short-term investments	113	16,249	(16,136)
Business acquisitions, net of cash acquired	178	(34,965)	35,143
Other	794	551	243
Net cash used by investing activities	$(14,398)	$(36,610)	$22,212

Net cash used by investing activities decreased by $22,212 for the first nine months of 2015 as compared to the same period in 2014. The purchase of Telestack in April 2014, which was partially funded by the sale of a portion of the Company investments, was a significant one-time event that affected cash used by investing activities in 2014.

Total capital expenditures for 2015 are forecasted to be approximately $20,000. The Company expects to finance these expenditures using currently available cash balances, internally generated funds, available credit under the Company's credit facilities, as well as local financing for the equipment in the new Brazilian manufacturing facility. Capital expenditures are generally for machinery, equipment and facilities used by the Company in the production of its various products. The Company believes that its current working capital, cash flows generated from future operations and available capacity under its credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements through September 30, 2016.

Cash Flows from Financing Activities:

	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)
Payment of dividends	$(6,893)	$(6,874)	$(19)
Borrowings under bank loans	3,661	7,782	(4,121)
Repayments of bank loans	(3,507)	-	(3,507)
Sale (purchase) of subsidiaries shares to/from minority shareholders, net	(653)	1,585	(2,238)
Sale (purchase) of Company shares held by SERP, net	2,053	(99)	2,152
Other, net	(180)	(86)	(94)
Net cash provided (used) by financing activities	$(5,519)	$2,308	$(7,827)

Cash from financing activities decreased by $7,827 for the first nine months of 2015 compared to the same period in 2014. Major changes in financing activities between periods were driven by the contribution of capital to Astec Brazil in the first quarter of 2014 and the Company's purchase of shares of Osborn common stock from Osborn minority shareholders in 2015. Cash from financing activities was also impacted by a reduction in the amount of new loans needed to finance Astec Brazil's operations and capital expenditures which were offset by $1,251 of borrowings under the Company's Wells Fargo line of credit, the sale of Company stock held in participants' SERP accounts to fund SERP distributions in 2015 and scheduled repayments on the Brazilian debt.

Financial Condition
The Company's current assets increased to $555,974 as of September 30, 2015 from $553,191 as of December 31, 2014, an increase of $2,783 or 0.5%.

The Company's current liabilities decreased to $137,974 as of September 30, 2015 from $161,129 as of December 31, 2014, a decrease of $23,155 or 14.4%. The decrease is primarily due to decreases in customer deposits of $12,523 and accounts payable of $14,581.

Market Risk and Risk Management Policies
We have no material changes to the disclosure on this matter made in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Off-balance Sheet Arrangements
As of September 30, 2015, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations
During the nine months ended September 30, 2015, there were no substantial changes in the Company's commitments or contractual liabilities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company has no material changes to the disclosure on this matter made in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The Company is involved from time to time in legal actions arising in the ordinary course of its business. Other than as set forth in Part I, "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, the Company currently has no pending or threatened litigation that the Company believes will result in an outcome that would materially affect the Company's business, financial position, cash flows or results of operations. Nevertheless, there can be no assurance that future litigation to which the Company becomes a party will not have a material adverse effect on its business, financial position, cash flows or results of operations.

Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect the Company's business, financial condition or future results. There have been no material changes in the Company's risk factors from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The risks described in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 and in this Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect the Company's business, financial condition or operating results.

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

ASTEC INDUSTRIES, INC. (Registrant)

Date: November 3, 2015	/s/ Benjamin G. Brock
Benjamin G. Brock Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2015	/s/ David C. Silvious
David C. Silvious Chief Financial Officer, Vice President, and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
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