Form 10-Q/A
period 2015-09-30
ASTEC INDUSTRIES INC
filed 2015-11-03
CIK 792987

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

The sole purpose of this Amendment to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2015 (the "10-Q") is to furnish the Interactive Data File Exhibits required by Item 601(b)(101) of Regulation S-K. Due to an inadvertent error, the Interactive Data Files were omitted from the 10-Q filing. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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