Form 10-K
period 2015-12-31
ASTEC INDUSTRIES INC
filed 2016-02-29
CIK 792987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐	No ☒

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

As of June 30, 2015, the aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant was approximately $945,735,000 based upon the closing sales price as reported on the NASDAQ National Market System.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of February 9, 2016, Common Stock, par value $0.20 - 22,988,374 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the Parts of this Annual Report on Form 10-K indicated:

Document	Form 10-K
Proxy Statement relating to Annual Meeting of Shareholders to be held on April 28, 2016	Part III

ASTEC INDUSTRIES, INC.
2015 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Annual Report on Form 10-K that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding:

•	execution of the Company's growth and operation strategy;
•	plans for technological innovation;
•	compliance with covenants in our credit facility;
•	liquidity and capital expenditures;
•	sufficiency of working capital, cash flows and available capacity under the Company's creditfacilities;
•	compliance with government regulations;
•	compliance with manufacturing and delivery timetables;
•	forecasting of results;
•	general economic trends and political uncertainty;
•	government funding and growth of highway construction and commercial projects;
•	taxes or usage fees;
•	interest rates;
•	integration of acquisitions;
•	industry trends;
•	pricing, demand and availability of steel, oil and liquid asphalt;
•	development of domestic oil and natural gas production;
•	condition of the economy;
•	strength of the dollar relative to foreign currencies;
•	the success of new product lines;
•	presence in the international marketplace;
•	suitability of our current facilities;
•	future payment of dividends;
•	competition in our business segments;
•	product liability and other claims;
•	protection of proprietary technology;
•	demand for products;
•	future filling of backlogs;
•	employees;
•	the seasonality of our business;
•	tax assets and reserves for uncertain tax positions;
•	critical accounting policies and the impact of accounting changes;
•	anticipated future operations in our Brazilian facility;
•	our backlog;
•	ability to satisfy contingencies;
•	contributions to retirement plans and plan expenses;
•	reserve levels for self-insured insurance plans and product warranties;
•	construction of new manufacturing facilities;
•	supply of raw materials; and
•	inventory.

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

General

Astec Industries, Inc. (the "Company") is a Tennessee corporation which was incorporated in 1972.  The Company designs, engineers, manufactures and markets equipment and components used primarily in road building and related construction activities as well as other products discussed below.  The Company's products are used in each phase of road building, from quarrying and crushing the aggregate to application of the road surface. The Company also manufactures certain equipment and components unrelated to road construction, including equipment for the mining, quarrying, construction and demolition industries and port and rail yard operators; gas and oil drilling rigs; water well and geothermal drilling rigs; industrial heat transfer equipment; whole-tree pulpwood chippers; horizontal grinders; and blower trucks.  The Company also manufactures a line of multiple use plants for cement treated base, roller compacted concrete and ready-mix concrete.  The Company recently developed and began marketing pelletizing equipment used to compress wood and other products into dense pellets for the renewable energy market among other applications.  The Company's subsidiaries hold 77 United States and 69 foreign patents and have an additional 40 United States and 69 foreign patent applications pending. The Company has been responsible for many technological and engineering innovations in the industries in which it operates.  The Company's products are marketed both domestically and internationally.  In addition to equipment sales, the Company manufactures and sells replacement parts for equipment in each of its product lines and replacement parts for some competitors' equipment.  The distribution and sale of replacement parts is an integral part of the Company's business.

The Company's fifteen manufacturing subsidiaries are:
(i)	Astec, Inc. (including its Dillman division), which designs, engineers, manufactures and markets asphalt plants, wood pellet plants and related components of each;
(ii)
Roadtec, Inc., which designs, engineers, manufactures and markets highway and commercial classes of asphalt pavers, material transfer vehicles, milling machines and a line of soil stabilizing-reclaiming machinery;

(iii)	Carlson Paving Products, Inc., which designs, engineers, manufactures and markets asphalt paver screeds and commercial pavers;
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

(x)
Astec do Brasil Fabricacao de Equipamentos Ltda., which manufactures and sells rock crushers, feeders, screens and asphalt plants and represents the brands of several other Astec companies in the South American construction and mining industries;

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
(xiv)
GEFCO, Inc., which designs, engineers, manufactures and markets portable drilling rigs and related equipment for the water well, environmental, groundwater monitoring, construction, geothermal, mining and shallow oil and gas exploration and production industries.  Additionally, during 2015 the Astec Underground, Inc. product lines were absorbed by GEFCO coincident with the closing of Astec Underground, including high pressure diesel powered pump trailers used for fracking and cleaning oil and gas wells and drilling rigs for the oil and gas industries; and

(xv)	Peterson Pacific Corp., which designs, engineers, manufactures and markets whole-tree pulpwood chippers, horizontal grinders and blower trucks.

The Company also has subsidiaries in Australia, Astec Australia Pty Ltd, and Germany, Astec Mobile Machinery GmbH, that market, service and install equipment and provide parts in the regions in which they operate for many of the products produced by the Company's manufacturing subsidiaries.

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

Segment Reporting

The Company's business units have their own management teams and offer different products and services.  Since January 1, 2014, the Company's business units have been aggregated into three reportable business segments based upon the nature of the product or services produced, the type of customer for the products, the similarity of economic characteristics, the manner in which management reviews results and the nature of the production process, among other considerations.  The Company's current reportable business segments are (i) Infrastructure Group, (ii) Aggregate and Mining Group and (iii) Energy Group.  The remaining business units not included in one of the reportable segments provide support and corporate oversight for all the Company's business units and include Astec Industries, Inc., the parent company, and Astec Insurance Company, a captive insurance company.  We refer to these two companies as the "Corporate" category throughout this document.  The Company records U.S. federal income tax expenses for all business segments on the parent company's books; therefore, these taxes are included in the Corporate category for segment reporting.

Financial information in connection with the Company's financial reporting for segments of a business and for geographic areas under FASB Accounting Standards Codification 280 is included in Note 17, Operations by Industry Segment and Geographic Area, in "Notes to Consolidated Financial Statements" presented in Appendix A of this report.

Infrastructure Group

The Infrastructure Group segment is made up of five business units.  These business units include Astec, Inc. ("Astec"), Roadtec, Inc. ("Roadtec"), Carlson Paving Products, Inc. ("Carlson"), Astec Mobile Machinery GmbH ("AMM") and Astec Australia Pty Ltd ("Astec Australia").  Three of the business units (Astec, Roadtec and Carlson) design, engineer, manufacture and market a complete line of asphalt and wood pellet plants and their related components, asphalt pavers, screeds, milling machines, material transfer vehicles, stabilizers and related ancillary equipment.  The other two business units (AMM and Astec Australia) primarily sell, service and install products produced by the manufacturing subsidiaries of the Company with a majority of their sales to customers in the infrastructure industry.

Products

Astec designs, engineers, manufactures and markets a complete line of asphalt and wood pellet plants and related components primarily for the asphalt paving and wood pellet industries.  Certain component equipment supplied by Astec for asphalt and wood pellet plants is manufactured by other Company subsidiaries such as heating and storage equipment (manufactured by the Company's Energy Group) and material handling equipment (manufactured by the Company's Aggregate and Mining Group).  A typical asphalt mixing plant consists of heating and storage equipment for liquid asphalt; cold feed bins for blending aggregates; a counter-flow continuous type unit (Astec Double Barrel) for drying, heating and mixing; a baghouse composed of air filters and other pollution control devices; hot storage bins or silos for temporary storage of hot-mix asphalt; and a control house. Astec introduced the concept of high plant portability for asphalt plants in 1979. Its current generation of portable asphalt plants is marketed as the Six Pack and consists of six or more portable components designed to be easily relocated from one construction site to another, thereby reducing relocation expenses. High plant portability represents an industry innovation developed and successfully marketed by Astec. Astec's enhanced version of the Six Pack, known as the Turbo Six Pack, is a highly portable plant which is especially useful in less populated areas where plants must be moved from job-to-job and can be disassembled and erected without the use of cranes.

Astec developed the patented Double Barrel Green System, which allows the asphalt mix to be prepared and placed at lower temperatures than conventional systems and operates with a substantial reduction in emissions during paving and load-out. Previous technologies for warm mix production rely on expensive additives, procedures and/or special asphalt cement delivery systems that significantly increase the cost per ton of mix. The Company's new Astec multi-nozzle device eliminates the need for the expensive additives by mixing a small amount of water and asphalt cement together to create microscopic bubbles that reduce the viscosity of the asphalt mix coating on the rock, thereby allowing the mix to be handled and worked at lower temperatures.

Astec is focused on producing equipment with the most advanced mix recycling technology in the industry.  More tons of asphalt are available for recycling than is currently being utilized due to restrictions in the amount of recycle allowed by various governmental agencies.  Astec's recycle technology is continuously being enhanced and is providing the science to alleviate fears driving these restrictions and thereby improve recycling percentages in the asphalt industry.

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

Roadtec's Shuttle Buggy is a mobile, self-propelled material transfer vehicle which allows continuous paving by separating truck unloading from the paving process while remixing the asphalt.  A typical asphalt paver must stop paving to permit truck unloading of asphalt mix.  By permitting continuous paving, the Shuttle Buggy allows the asphalt paver to produce a smoother road surface while reducing the time required to pave the road surface and reducing the number of haul trucks required.  As a result of the pavement smoothness achieved with this machine, certain states now require the use of the Shuttle Buggy.  Studies using infrared technology have revealed problems caused by differential cooling of the hot-mix during hauling.  The Shuttle Buggy remixes the material to a uniform temperature and gradation, thus eliminating these problems.  Roadtec's newest version of its highly successful Shuttle Buggy will be introduced to the market in 2016.  Roadtec's paver models recommended for use with the Shuttle Buggy are also designed to carry and spray tack coat directly in front of the hot mix asphalt in a single process.

Roadtec manufactures milling machines designed to remove old asphalt from the road surface before new asphalt mix is applied.  Roadtec's line of milling machine, which are designed for larger jobs, are manufactured with a simplified control system, wide conveyors, direct drives and a wide range of horsepower and cutting capabilities to provide versatility in product application.  In addition to its half-lane and larger highway class milling machines, Roadtec also manufactures a smaller, utility class machine for two to four foot cutting widths and a utility class cold planer model mounted on wheels.

Roadtec currently produces soil stabilizers in configurations of 275HP, 440HP, 625HP and 755HP.  These machines double as asphalt reclaiming machines for road rehabilitations, in addition to their primary purpose of stabilizing soil sub-grades with additives to provide an improved base on which to pave.

 Roadtec recently introduced several new products including an international class 2.5 meter track paver designed to carry a tamper bar screed, an international compatible track mounted material transfer vehicle, a sweeper with an integral conveyor and a Tier IV emission compliant eight foot rubber tired paver.

Carlson manufactures its patented screeds which attach to asphalt paving machines and place asphalt on the roadbed at a desired thickness and width while smoothing and compacting the surface.  Carlson screeds can be configured to fit many types of asphalt paving machines, including machines manufactured by both the Company and its competitors. The Carlson screed uses a hydraulic powered generator to electrify elements that heat a screed plate so asphalt will not stick to it while paving.  A generator is also available to power tools or lights for night paving.  Carlson offers options to its screeds which allow extended paving widths and the addition of a curb on the road edge.  Carlson also offers two commercial class eight foot pavers designed for parking lots, residential and secondary road applications to fill the void between competitors' commercial pavers and Roadtec's highway class paver line.

Astec Mobile Machinery functions primarily as a distributor of Roadtec products in the European market.  Additionally, it designed and manufactures a small road widener attachment to meet the unique needs of the European market.

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

This segment employs 88 direct sales staff, 74 domestic independent distributors and 92 international independent distributors, including Astec-owned distributors in Australia and Germany.

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

Competition

This industry segment faces strong competition in price, service and product performance and competes with both large publicly-held companies and various smaller manufacturers. Domestic hot-mix asphalt plant competitors include Gencor Industries, Inc., ADM and Almix.  In the international market, the hot-mix asphalt plant competitors include Ammann, Fayat/Marini, Benninghoven/Wirtgen and local manufacturers.  Paving equipment and screed competitors include Weiler, Caterpillar Paving Products, Inc., Volvo Construction Equipment, Vogele America, a subsidiary of Wirtgen America, Dynapac, a subsidiary of Atlas-Copco, Bomag Fayat Group and Lee Boy.  The segment's milling machine equipment competitors include Wirtgen, CMI, Caterpillar, Bomag, Dynapac and Volvo.  The Company believes that it is the only company offering a single source for a complete pellet plant as known competitors only sell individual plant components thereby requiring the customer to purchase the remaining plant components from other sources.

Employees

At December 31, 2015, the Infrastructure Group segment employed 1,395 individuals, of which 935 were engaged in manufacturing, 162 in engineering and 298 in selling, general and administrative functions. None of the employees of the Infrastructure Group are covered by collective bargaining agreements.

Backlog

The backlog for the Infrastructure Group at December 31, 2015 and 2014 was approximately $203,830 and $147,190, respectively. Approximately $60,249 of the 2015 and $59,275 of the 2014 backlog relates to the Company's first three-line pellet plant order from a single customer.  Substantially all of this order was manufactured and delivered to the customer prior to December 31, 2015.  As the Company is financing this sale, revenue recognition on the plant sale will not occur until customer payments are received.  The 2015 backlog also includes a $29,273 order for the first line of an expected four-line pellet plant order from another customer.  Substantially all of this order was shipped by December 31, 2015 and the Company expects to recognize the related revenue in the first half of 2016.  Management expects the current backlog to be filled in 2016.

Aggregate and Mining Group

The Company's Aggregate and Mining Group is comprised of eight business units which are focused on designing and manufacturing heavy processing equipment, servicing and supplying parts for the aggregate, metallic mining, recycling, ports and bulk handling markets.  These business units achieve their strength by distributing products into niche markets and drawing on the advantages of the Company's technical experience and brand recognition in the global market.  These business units are Telsmith, Inc. ("Telsmith"), Kolberg-Pioneer, Inc. ("KPI"), Astec Mobile Screens, Inc. ("AMS"), Johnson Crushers International, Inc. ("JCI"), Breaker Technology Ltd/Breaker Technology, Inc. ("BTI"), Osborn Engineered Products, SA (Pty) Ltd ("Osborn"), Astec do Brasil Fabricacao de Equipamentos Ltda. ("Astec Brazil") and Telestack Limited ("Telestack"), which was acquired in April 2014.

Products

Telsmith designs, engineers, manufactures and supports equipment servicing the aggregate, metallic mining, concrete and asphalt, recycling markets. Telsmith's core products are crushers, vibrating equipment, modular relocatable stationary plants, mobile portable plants and larger track mounted systems.  Telsmith also provides consulting and engineering services to provide complete "turnkey" processing systems.

Telsmith maintains an ISO 9001:2008 certification, an internationally recognized standard of quality assurance. In addition, Telsmith has achieved CE designation (a standard for quality assurance and safety) on its crushing and vibration equipment products marketed into European Union countries.

Telsmith recently introduced new models expanding its Hydra Jaw line and T-Series Cone Crusher product lines. These products are advanced in design with patent pending features to address customer needs such as easier maintenance, increased safety and higher production rates.

 KPI, JCI and AMS design, engineer, manufacture and support equipment that serves the aggregate, metallic and nonmetallic, bulk handling and concrete and asphalt recycling markets.  KPI's, JCI's and AMS's core products include crushers, vibrating equipment including high frequency, washing equipment, material handling equipment, stationary plants, portable plants including the industry recognized Fast Pack System, and a complete line of fast track and global track systems.  This equipment is marketed through an extensive network of KPI-JCI and AMS distributors.  In 2015, JCI added 10,000 square feet to its manufacturing plant to expand its cone crushing production capabilities.

During 2015, KPI, JCI and AMS  expanded their product offering of the Global Trax by adding the GT104 and GT205MF mobile track-screens. They added a new model to the Vanguard Crusher Series, a 2056 Gravel Jaw, and introduced an industry first JCI 4-deck Horizontal Screen line. These new products specifically meet the needs of the companies' growing global customer base.

KPI, JCI and AMS mobile plants combine various combinations of cone crushers, horizontal screens, combo screens and conveyors mounted on tow away chassis and track chassis configurations.  Due to high transportation costs of construction materials, many producers use portable equipment to process materials they need close to their job sites.  Portable plants allow aggregate producers the ability to quickly and efficiently move equipment from one location to another as their jobs necessitate.   The portable track plants are fully self-contained and allow operators to be producing materials within minutes of unloading equipment off of their transport trucks.  The introduction of track-mounted crushing and screening plants has enabled contractors to perform jobs that in the past were not economically feasible and also allows dealers to compete in the large track-mounted rental market.

KPI, JCI and AMS sand classifying and washing equipment is designed to clean, separate and re-blend material from sand deposits to meet the size specifications for critical applications. KPI-JCI and AMS products include fine and coarse material washers, log washers, blade mills, sand classifying tanks, cyclones, dewatering screens, density classifiers, sieve blend screens and attrition cells. KPI-JCI and AMS also offer additional portable and stationary plants to handle the growing needs in construction sands, specialty sands and fines recovery.  Screening plants are available in both stationary and highly portable models and are complemented by a full line of radial stacking and overland belt conveyors.

KPI, JCI and AMS conveying equipment is designed to move or store aggregate and other bulk materials in radial cone-shaped or windrow stockpiles. The KPI-JCI and AMS SuperStacker telescoping conveyor and Wizard Touch automated controls are designed to add efficiency and accuracy to whatever the stockpile specifications require. Additionally, high capacity rail and barge loading/unloading material handling systems are an important part of the KPI-JCI and AMS product lines.

KPI, JCI and Astec Mobile Screens also recently launched a  competitively-priced brand of cone wear liner and jaw die wear lines designed by the Company's  foundry experts who specialize in metallurgy and manufacturing engineering. These parts are offered in addition to the company's OEM and PDQ parts as part of its comprehensive parts offering sold through its global dealer network.

BTl located in Thornbury, Canada, designs, engineers, manufactures and markets a complete line of industry leading rockbreaker systems for the mining, quarry and recycling markets, and provides large-scale stationary rockbreakers for open pit mining, as well as mid-sized stationary rock breakers for underground applications. In addition BTI offers a full line of smaller rock breaker systems for mobile track and portable primary crushing plants.  BTl also designs, engineers, manufactures and markets a complete line of four wheel drive articulated production and utility vehicles, scalers and rock breakers for underground mining.

In addition to supplying equipment for the mining and quarry industries, BTl also designs, manufactures and markets a complete line of hydraulic breakers, compactors and demolition attachments for the North American construction and demolition markets.

BTl maintains ISO9001:2008 and 14001:2004 certifications, internationally recognized standards of quality and environmental assurance. BTI has adhered to the OHSAS 18001 Occupational Health & Safety standards and expects to achieve certification in 2016.  BTl offers an extensive aftermarket sales and service program through a highly qualified and trained dealer network.

During 2015, BTI designed a new generation of mechanized scaler for ground control of underground hard rock mines, with the first machines expected to be operational in 2016.  Refinements and improvements to its hydraulic breaker line of equipment were also launched during 2015.

Osborn, which is located in South Africa, maintains an ISO:9001:2008 certification for quality assurance and designs, engineers, manufactures and markets a range of minerals processing equipment. This equipment is used in the aggregate, mining, metallurgical and recycling industries. Osborn has been a licensee of Telsmith's technology for over 60 years and recently became a licensee of KPI's vertical and horizontal shaft impact crushers.  Osborn also offers the following equipment: mineral sizers; single and double-toggle jaw crushers; cone crushers; rotary breakers; roll crushers; rolling ring crushers; mills; out-of-balance or exciter-driven screens and feeders; modular "containerized" crusher and screening systems  and a full range of idlers.  Osborn also markets equipment produced by other Astec companies in the sub-Saharan African market acting as an Astec Company Store.

Osborn has recently added a number of new products to its product offerings, including a 300 HP gyratory crusher for secondary applications, horizontal shaft impactors, an extension to the range of out-of-balance exciter gearboxes and a low profile apron feeder, in addition to numerous modernization and updates to its existing product lines.

Assembly operations began in Astec Brazil's newly constructed 132,400 square foot facility in the fourth quarter of 2014 and complete production operations began in the first quarter of 2015.  Manufacturing operations, sales, distribution and product support are all located within the new facility, which currently employees 58 out of an ultimately expected 120 employees at full capacity.  During 2015, the facility began the manufacture of crushing equipment, vibrating equipment, stationary plants and mobile portable systems. They represent the brands of KPI-JCI, AMS, BTI and Telsmith in the aggregate and mining markets. Astec Brazil also operated as a Company Store in the Brazilian market for the other Astec Aggregate and Mining companies and Astec asphalt plants.

Additionally, in late 2015, Astec Brazil started production of its first asphalt plant.  The Company also plans to manufacture other product lines at the facility in the future. Once fully funded, Astec Brazil is expected to be 75% owned by the Company, with the other 25% being owned by MDE, a recognized leader in providing material handling solutions to the Brazilian mining market.

Telestack, located in Omagh, Northern Ireland, designs, engineers, manufactures and markets mobile bulk material handling solutions that are designed to handle all free flowing bulk materials including but not limited to ores, coal, aggregates, fertilizers, grains, woodchips and pellets. Telestack's comprehensive suite of product offerings is sold on a global basis and operates within a significant number of working environments such as mines, quarries, ports, rail yards, power stations and steel mills.

Telestack maintains ISO9001:2008 (quality assurance), ISO 14001:2004 (environmental assurance) and ISO 18001:2007 (health and safety assurance) accreditations.  Telestack is also an approved supplier of equipment that conforms to Western Australian Mining Standards (As 4524:1).

Telestack introduced several new products during 2015 including the two new TS "AggStack" models, telescoping anti-segregation stockpile conveyors that can be shipped in 40 foot shipping containers. Telestack also designed and delivered a new larger loader than previously offered for a major USA aggregate producer which reduces the handling costs of loading barges for transport of aggregates.

Marketing

Aggregate processing and mining equipment is marketed by approximately 132 direct sales employees, 196 domestic independent distributors and 144 international independent distributors.  The principal purchasers of aggregate processing equipment include highway and heavy equipment contractors, sand and gravel producers, recycle and crushing contractors, mine operators, quarry operators, port and inland terminal authorities, power stations and foreign and domestic governmental agencies.

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

Competition

The Aggregate and Mining Group faces strong competition in price, service and product performance.  Aggregate and Mining equipment competitors include Metso Minerals, Sandvik Mining and Construction, Terex MP and Powerscreen, Atlas Copco Mining, McCloskey, Superior Industries, Wirtgen (Klemmann), Deister,  McLanahan, CDE Global, Weir Minerals (Trio) and other smaller manufacturers, both domestic and international.

Employees

At December 31, 2015, the Aggregate and Mining Group segment employed 1,570 individuals, of which 1,106 were engaged in manufacturing, 146 in engineering and engineering support functions and 318 in selling, general and administrative functions.

Telsmith has a labor agreement covering approximately 165 manufacturing employees which expires on September 17, 2017.  Approximately 125 of Osborn's manufacturing employees fall within the scope of a collective labor union agreement that expires on June 30, 2017. None of the other employees of the Aggregate and Mining Group are covered by collective bargaining agreements.

Backlog

At December 31, 2015 and 2014, the backlog for the Aggregate and Mining Group was approximately $74,484 and $89,789, respectively.  Approximately $10,500 of the decline in backlogs between years relates to orders from international customers.  Management expects the current backlog to be filled in 2016.

Energy Group

The Company's Energy Group is currently comprised of four business units focused on supplying heavy equipment such as heaters, drilling rigs, concrete plants, wood chippers and grinders, pump trailers, storage equipment and related parts to the oil and gas, construction, and water well industries.  The business units currently included in the Energy Group are Heatec, Inc. ("Heatec"), CEI, Inc. ("CEI"), GEFCO, Inc. ("GEFCO") and Peterson Pacific, Inc. ("Peterson").  The Energy Group previously included the operations of Astec Underground, Inc. ("Astec Underground") located in Loudon, Tennessee.  Astec Underground ceased operations in May 2015, the manufacturing facilities were sold later in 2015 and the responsibility for the sales and manufacturing responsibilities for the Astec Underground product lines were transferred to GEFCO during 2015.

Products

Heatec designs, engineers, manufactures and markets a variety of thermal fluid heaters, process heaters, waste heat recovery equipment, liquid storage systems and polymer and rubber blending systems under the HEATEC trademark.  For the construction industry, Heatec designs and manufactures a complete line of asphalt heating and storage equipment to serve the hot-mix asphalt industry including complete asphalt terminal facilities.  In addition, Heatec builds a wide variety of heaters to fit a broad range of applications, including heating equipment for marine vessels, roofing material plants, refineries, oil sands, energy related processing, chemical processing, rubber plants and water heaters for many industrial applications.  Heatec has the technical staff to custom design heating systems and has systems operating as large as 50 million BTU's per hour.

CEI designs, engineers, manufactures and markets thermal fluid heaters, portable and stationary storage tanks, rubberized asphalt and polymer blending systems for the asphalt and other industries.  CEI also designs and builds continuous and batch type concrete production plants as well as water heaters and other equipment for the concrete industry. The Company believes the CEI continuous production plant is the most innovative plant in the concrete industry and is designed to produce consistent high quality, low cost concrete due to its advanced process control.

GEFCO designs and manufactures portable drilling rigs and related equipment for the water well, environmental, groundwater monitoring, construction, mining and shallow oil and gas exploration and production industries. Portable drilling rigs are offered in a variety of designs with optional equipment, including truck, trailer or track mounted units, diesel engine on deck or Power Take Off powered units, hydraulic pump drives, transmission, hydraulic pumps and motors, hydraulic cylinders, gear boxes, plumbing and all related controls.

During 2015, GEFCO absorbed responsibility for the design, manufacture and sales of the product lines previously produced by Astec Underground, including large oil and gas well drilling equipment and a trailer-mounted double fluid pumper for use in the hydraulic fracturing and the oil and gas extraction industries.

GEFCO is in the process of introducing a new, smaller drilling rig with improved functionality to serve the residential geothermal, environmental and geotechnical markets.  The new rigs will be offered in both truck-mounted and track-mounted options.

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

Marketing

The Energy Group markets its products domestically through a combination of employee sales agents, manufacturer reps and distributors, while international sales are typically accomplished with the assistance of independent sales agents.  The group's products are marketed by approximately 56 direct sales employees, 38 domestic independent distributors and 27 international independent distributors. Customers typically include oil and gas field operators, industrial product manufacturers, independent contractors and government agencies.  The market for the Company's heat transfer equipment is diverse because of the multiple applications for such equipment.

Raw Materials

Raw materials used in the manufacture of products in the Energy Group include carbon steel and various types of alloy steel, which are normally purchased from distributors and other sources.  Raw materials for manufacturing are normally readily available.  Most steel is delivered on a "just-in-time" arrangement from suppliers to reduce inventory requirements at the manufacturing facilities, but steel is occasionally inventoried after purchase.  Components used in the manufacturing process include engines, hydraulic pumps and motors, gearboxes, burners, power transmissions and electronic systems.

Competition

The Energy Group faces strong competition in price, service and product performance and competes both with large companies that have resources significantly greater than those of the Company and with various smaller manufacturers.  Major competitors include Gencor, Almix, Fulton, Sigma Thermal, Erie Strayer, Con-E-Co, Meeker, Versa Drill, Schramm, Atlas Copco, National Oil Well, Blohm & Vos, Oil Country, NOV/Rolligon, Stewart & Stevenson, Dragon, Morbark, CBI (Terex), Precision Doppstadt, Bandit, Jenz, Komptech and Fin.

Employees

At December 31, 2015, the Energy Group segment employed 734 individuals, of which 484 were engaged in manufacturing, 92 in engineering and 158 in selling, general and administrative functions.  GEFCO has a collective bargaining agreement in place for approximately 73 manufacturing employees.  The current agreement expires on May 30, 2016. None of the other employees of the Energy Group are covered by collective bargaining agreements.

Backlog

The backlog for the Energy Group at December 31, 2015 and 2014 was approximately $34,977 and $95,072, respectively.  Approximately $43,300 of the decline in backlog between years relates to orders from international customers.  Management expects all of the current backlog to be filled in 2016.

Corporate (Other Business Units)

This category consists of the two business units that do not meet the requirements of separate disclosure as an operating segment or inclusion in one of the other reporting segments and includes Astec Industries, Inc., the parent company, and Astec Insurance Company, a captive insurance company.  These two companies provide support and corporate oversight for all the other business units.  The Company records U.S. federal income tax expenses for all business segments on the parent company's books; therefore, these taxes are included in the Corporate category for segment reporting.

Employees

At December 31, 2015, the Corporate category employed 41 individuals, all of which were engaged in selling, general and administrative functions.

Common to All Operating Segments

The following information applies to all operating segments of the Company.

Raw Materials

Steel is a major component in the Company's equipment. Steel prices declined significantly during the majority of 2015 due in large part to the decline in primary steel making materials. Pricing appears to have bottomed out in late 2015. Moderate seasonal price increases are expected during the first six months of 2016. The Company continues to utilize forward-looking contracts coupled with advanced steel purchases to minimize the impact of any price increases.  The Company will review the trends in steel prices entering into the second half of 2016 and establish future contract pricing accordingly.

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

Employees

At December 31, 2015, the Company and its subsidiaries employed 3,740 individuals, of which 2,525 were engaged in manufacturing, 400 in engineering, including support staff, and 815 in selling, administrative and management functions.

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

Manufacturing

The Company manufactures many of the component parts and related equipment for its products, while several large components of its products are purchased "ready-for-use".  Such items include engines, axles, tires and hydraulics.  In many cases, the Company designs, engineers and manufactures custom component parts and equipment to meet the particular needs of individual customers.  Manufacturing operations during 2015 took place at 19 separate locations.  The Company's manufacturing operations consist primarily of fabricating steel components and the assembly and testing of its products to ensure that the Company achieves quality control standards.

Seminars and Technical Bulletins

The Company periodically conducts technical and service seminars, which are primarily for dealer representatives, contractors, owners, employees and other users of equipment manufactured by the Company.  In 2015, approximately 495 representatives of contractors and owners of hot-mix asphalt plants attended seminars held by the Company in Chattanooga, Tennessee.  These seminars, which are led by Company management and employees, along with select outside speakers and discussion leaders, cover a range of subjects, including, but not limited to, technological innovations in the hot-mix asphalt, aggregate processing, paving, milling and recycling markets.

The Company also sponsors executive seminars for the management of the customers of Astec, Heatec, CEI and Roadtec.  Primarily, members of the Company's management conduct the various seminars, but outside speakers and discussion leaders are also utilized.

During 2015, nine service training seminars were held at the Roadtec facility for approximately 530 customer representatives, and six remote seminars were conducted at other locations for approximately 185 additional customer personnel.  Telsmith conducted three technical seminars for approximately 120 customer and dealer representatives during 2015.  KPI, JCI and AMS jointly conduct National Dealers Conference, an annual dealer event. The event offers the entire dealer network a preview of future products, marketing and promotional programs to help dealers operate successful businesses. In addition to this event, the companies also provide factory customer and dealer training and on-site local, regional and national sales training programs throughout the year.

In addition to seminars, the Company publishes a number of technical bulletins and information bulletins detailing various technological and business issues relating to the industries in which it operates.

Patents and Trademarks

The Company seeks to obtain patents to protect the novel features of its products and processes.  The Company's subsidiaries hold 77 United States patents and 69 foreign patents.  The Company's subsidiaries have 40 United States and 69 foreign patent applications pending.

The Company and its subsidiaries have 77 trademarks registered in the United States, including logos for Astec, Astec Dillman, Carlson Paving, CEI, GEFCO, Heatec, JCI, Peterson Pacific, Roadtec, and Telsmith, and the names ASTEC, CARLSON, HEATEC, JCI, KOLBERG, PETERSON, ROADTEC and TELSMITH, as well as a number of other product names.  The Company also has 88 trademarks registered in foreign jurisdictions, including Australia, Brazil, Canada, China, France, Germany, Great Britain, India, Italy, Mexico, South Africa, South Korea, Thailand, Vietnam and the European Union.  The Company and its subsidiaries have 4 United States and 13 foreign trademark registration applications pending.

Engineering and Product Development

The Company dedicates substantial resources to engineering and product development. At December 31, 2015, the Company and its subsidiaries had 400 full-time individuals employed in engineering and design capacities.

Seasonality and Backlog

Revenues for recent years, adjusted for acquisitions, have been strongest during the first half of the year, with the second half of the year consistently being weaker. We expect future operations in the near term to be typical of this historical trend.

As of December 31, 2015 and 2014, the Company had a backlog for delivery of products at certain dates in the future of approximately $313,291 and $332,051, respectively.  The Company's contracts reflected in the backlog generally are not, by their terms, subject to termination.  Management believes the Company is in substantial compliance with all manufacturing and delivery timetables.

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

Many of our customers depend on government funding of highway construction and maintenance and other infrastructure projects.  Any decrease or delay in government funding of highway construction and maintenance and other infrastructure projects could cause our net sales and profits to decrease.  Historically, federal government funding of infrastructure projects has typically been accomplished through bills that establish funding over a multi-year period, such as the Safe, Accountable, Flexible and Efficient Transportation Equity Act - A Legacy for Users ("SAFETEA-LU"), which provided $286.5 billion to fund federal transit projects from 2004 to 2009.  SAFETEA-LU funding expired on September 30, 2009, and federal transportation funding operated on a number of shorter term appropriations until December 4, 2015 when the Fixing America's Surface Transportation Act ("FAST Act") signed into law.  Included in the  $305 billion FAST Act was approved funding for highways of approximately $205 billion and transit projects of approximately $48 billion for the five year period ending September 30, 2020.

Given the inherent uncertainty in the political process, the level of government funding for federal highway projects will similarly continue to be uncertain.  Governmental funding that is committed or earmarked for federal highway projects is always subject to repeal or reduction.  Although continued funding under the FAST Act is expected, it may be at lower levels than originally approved.  In addition, Congress could pass legislation in future sessions that would allow for the diversion of previously appropriated highway funds for other national purposes, or it could restrict funding of infrastructure projects unless states comply with certain federal policies.

The cyclical nature of our industry and the customization of the equipment we sell may cause adverse fluctuations to our revenues and operating results.

We sell equipment primarily to contractors whose demand for equipment depends greatly upon the volume of road or utility construction projects underway or to be scheduled by both government and private entities.  The volume and frequency of road and utility construction projects are cyclical; therefore, demand for many of our products is cyclical.  The equipment we sell is durable and typically lasts for several years, which also contributes to the cyclical nature of the demand for our products.  As a result, we may experience cyclical fluctuations to our revenues and operating results. Any difficulty in managing the Company's manufacturing workflow during downturns in demand could adversely affect our financial results.

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

We have completed several acquisitions in the past, including the acquisition of Telestack Limited in April 2014.  We may acquire additional businesses in the future.  We may be unable to achieve the benefits expected to be realized from our acquisitions.  In addition, we may incur additional costs and our management's attention may be diverted because of unforeseen expenses, difficulties, complications, delays and other risks inherent in acquiring businesses, including the following:

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

In 2015, international sales represented approximately 26.5% of our total sales as compared to 32.9% in 2014.  We plan to continue our significant sales and production efforts in international markets.  In connection with any increase in international sales efforts, we will need to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist.  Any difficulties in expanding our international sales may divert management's attention from our existing operations.  In addition, international revenues are subject to the following risks:

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

As of December 31, 2015, we were in compliance with the financial covenants contained in our credit agreement with Wells Fargo Bank, N.A.  However, in the future we may be unable to comply with the financial covenants in our credit facility or to obtain waivers with respect to such financial covenants.  If such violations occur, the Company's creditors could elect to pursue their contractual remedies under the credit facility, including requiring immediate repayment in full of all amounts then outstanding.  As of December 31, 2015, the Company had no outstanding borrowings under the Wells Fargo credit agreement but did have $17,684 of letters of credit outstanding under the credit agreement.  Additional amounts may be borrowed in the future.  The Company's Osborn, Astec Brazil, Telestack and Astec Australia subsidiaries have entered into their own independent loan agreements.

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

In the past, we have experienced negative margins on certain large projects. These large contracts included both existing and innovative equipment designs, on-site construction and minimum production levels.  Since it can be difficult to achieve the expected production results during the project design phase, field testing and redesign may be required during project installation, resulting in added cost. In addition, due to any number of unforeseen circumstances, which can include adverse weather conditions, projects can incur extended construction and testing delays which can cause significant cost overruns.  We may not be able to sufficiently predict the extent of such unforeseen cost overruns and may experience significant losses on specialized projects.  Additionally, the Company typically incurs substantial research and development costs each year and has historically received significant research and development tax credits due to these expenditures.  While Congress has authorized research and development tax credits through 2015, they may not be approved for future years.

Our Articles of Incorporation and Bylaws and Tennessee law may inhibit a takeover, which could delay or prevent a transaction in which shareholders might receive a premium over market price for their shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The location, approximate square footage, acreage occupied and principal function and use by the Company's reporting segments of the properties owned or leased by the Company are set forth below:

Location	Approximate Square Footage	Approximate Acreage	Principal Function (Use by Segment)
Chattanooga, Tennessee	518,000	65	Offices, manufacturing and training center – Astec (Infrastructure Group)
Chattanooga, Tennessee	--	4	Storage yard – Astec (Infrastructure Group)
Rossville, Georgia	40,500	3	Manufacturing – Astec (Infrastructure Group)
Prairie du Chien, Wisconsin	91,500	39	Manufacturing – Dillman division of Astec (Infrastructure Group)
Chattanooga, Tennessee	135,000	15	Offices, manufacturing and storage – Heatec (Energy Group)
Chattanooga, Tennessee	--	50	Storage—Heatec (Energy Group)
Chattanooga, Tennessee	237,000	15	Offices, manufacturing and training center – Roadtec (Infrastructure Group)
Chattanooga, Tennessee	51,200	7	Manufacturing – Roadtec (Infrastructure Group)
Chattanooga, Tennessee	14,100	--	Leased Hanger and Offices – Astec Industries, Inc. (Corporate)
Chattanooga, Tennessee	10,000	2	Corporate offices – Astec Industries, Inc. (Corporate)
Mequon, Wisconsin	236,000	30	Offices and manufacturing – Telsmith (Aggregate and Mining Group)
Sterling, Illinois	60,000	7.5	Offices and manufacturing – AMS (Aggregate and Mining Group)
Orlando, Florida	9,000	--	Leased machine repair and service facility – Roadtec (Infrastructure Group)

Location	Approximate Square Footage	Approximate Acreage	Principal Function (Use by Segment)
Chattanooga, Tennessee	66,000	--	Leased warehouse – Roadtec (Infrastructure Group)
Eugene, Oregon	130,000	8	Offices and manufacturing – JCI (Aggregate and Mining Group)
Albuquerque, New Mexico	115,000	14	Offices and manufacturing – CEI (Energy Group)
Yankton, South Dakota	312,000	50	Offices and manufacturing – KPI (Aggregate and Mining Group)
Thornbury, Ontario, Canada	60,500	12	Offices and manufacturing – BTI (Aggregate and Mining Group)
Riverside, California	12,500	--	Leased offices, sales, assembly and warehouse – BTI (Aggregate and Mining Group)
Solon, Ohio	8,900	--	Leased offices, sales, assembly and warehouse – BTI (Aggregate and Mining Group)
Tacoma, Washington	55,850	8	Offices and manufacturing – Carlson (Infrastructure Group)
Tacoma, Washington	4,400	1	R&D/Services Offices-Carlson (Infrastructure Group)
Cape Town, South Africa	4,600	--	Leased sales office and warehouse – Osborn (Aggregate and Mining Group)
Durban, South Africa	9,700	--	Leased sales office and warehouse – Osborn (Aggregate and Mining Group)
Witbank, South Africa	1,000	--	Leased sales office and warehouse – Osborn (Aggregate and Mining Group)

Location	Approximate Square Footage	Approximate Acreage	Principal Function (Use by Segment)
Johannesburg, South Africa	239,000	21	Offices and manufacturing – Osborn (Aggregate and Mining Group)
Eugene, Oregon	130,000	7	Offices and manufacturing – Peterson Pacific Corp. (Energy Group)
Enid, Oklahoma	350,000	42	Offices and manufacturing – GEFCO, Inc. (Energy Group)
West Columbia, South Carolina	12,300	--	Leased distribution center – Peterson Pacific Corp. (Energy Group)
Acacia Ridge, Australia	31,000	5	Offices, warehousing, service, light fabrication and storage yard – Astec Australia Pty Ltd (Infrastructure Group)
Montgomery, Illinois	3,000	--	Leased warehouse - Roadtec (Infrastructure Group)
Canning Vale, Australia	9,000	--	Leased office, warehouse and storage yard - Astec Australia Pty Ltd (Infrastructure Group)
Hameln, Germany	35,300	3	Offices and light assembly – Asphalt Mobile Machinery GmbH (Infrastructure Group)
Vespasiano-MG Brazil	132,400	10	Offices and manufacturing - Astec Brazil (Aggregate and Mining Group)
Omagh, Northern Ireland	85,000	8	Offices and manufacturing-Telestack (Aggregate and Mining Group)
Joplin, Missouri	10,000	--	Leased parts warehouse/rebuild shop-Roadtec (Infrastructure Group)

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

Benjamin G. Brock has served as the Company's Chief Executive Officer and President since January 2014.  He previously served as the Vice President and President of the Company's Asphalt Group from August 2012 to December 2013 and as President of Astec, Inc. from 2006 to 2013. From 2003 until 2006 he held the position of Vice President - Sales of Astec, Inc. and Vice President/General Manager of CEI Enterprises, Inc. from 1997 until 2002. Mr. Brock's career with Astec began as a salesman in 1993. Mr. Brock has been a Director of the Company since 2013.  He is 45.

David C. Silvious, a Certified Public Accountant, has served as the Vice President, Chief Financial Officer and Treasurer of the Company since August 2011. He previously served as Corporate Controller of the Company from 2005 to 2011 and as Corporate Financial Analyst from 1999 to 2005. Mr. Silvious also serves as Treasurer of each of the Company's U.S. operating subsidiaries and Vice President of Astec Insurance Company. He is 48.

W. Norman Smith has served as the Vice Chairman of the Company and also Vice Chairman of its Board of Directors since January 2014.  He previously served as the President and Chief Operating Officer of the Company from August 2012 to December 2013, as Group President of the Company's Mobile Asphalt Paving Group from October 2013 until January 2014, as the Group Vice President – Asphalt of the Company from 1998 until August 2012, as the President of Astec, Inc., a subsidiary of the Company, from 1994 until 2006, and as the President of Heatec, Inc., a subsidiary of the Company, from 1977 until 1994.  Mr. Smith is a registered professional engineer. Mr. Smith has been a Director of the Company since 1982.  He is 76.

Richard J. Dorris has served as the Company's Chief Operating Officer and Executive Vice President since January 2014.  He previously served as the Group Vice President and President of the Company's Energy Group from August 2012 to December 2013 and as President of Heatec, Inc. from 2004 to January 2014.  From 1999 to 2004 he held the positions of National Accounts Manager, Project Manager and Director of Projects for Astec, Inc. Prior to joining Astec, Inc. he was President of Esstee Manufacturing Company from 1990 to 1999 and was Sales Engineer from 1984 to 1990. He is 55.

Richard A. Patek has served as the Group President of the Company's Aggregate & Mining Group since October 2013 after having served as the Group's Vice President since 2008. He has also served as President of Telsmith, Inc. from May 2001 until February 2013. He served as President of Kolberg-Pioneer, Inc. from 1997 until 2001. From 1995 to 1997, he served as Director of Materials of Telsmith, Inc. From 1992 to 1995, Mr. Patek was Director of Materials and Manufacturing of the former Milwaukee plant location. From 1978 to 1992, he held various manufacturing management positions at Telsmith. Mr. Patek also served as the 2014 Chairman for the Association of Equipment Manufacturers (AEM) and a corporate board member for the Milwaukee School of Engineering.  Mr. Patek was elected to the E.D. Etnyre & Company board of directors in December 2014. He is 59.

Steven L. Claude has served as the Group President of the Company's Infrastructure Group since August 2015.  From November 2007 to July 2015, he held the position of Vice President, International Sales, Sr. Vice President, Sales and Marketing, and Executive Vice President of Astec, Inc.  He is 65.

Jeffery J. Elliott has served as the Group Vice President of the Company's Aggregate & Mining Group since July 2014.  He served as the President of Johnson Crushers, Inc. from 2001 until July 2014. From 1999 to 2001, he served as Senior Vice President for Cedarapids, Inc. (a Terex company), and from 1996 to 1999, he served as Vice President of the Crushing and Screening Group. From 1978 to 1996, he held various domestic and international sales and marketing positions with Cedarapids, Inc. He is 62.

Stephen C. Anderson has served as Vice President of Administration since August 2011, as Secretary of the Company since January 2007 and as the Director of Investor Relations since January 2003. Mr. Anderson also serves as the Company's Compliance Officer and manages the corporate information technology and aviation departments. He has also been President of Astec Insurance Company since January 2007. He was Vice President of Astec Financial Services, Inc. from 1999 to 2002. Prior to his employment with the Company, Mr. Anderson spent a combined fourteen years in commercial banking with AmSouth and SunTrust Banks. He is 52.

Robin A. Leffew has served as Corporate Controller since August 2011 and also serves as Secretary of Astec Insurance Company. She previously served as the Company's Director of Internal Audit from 2005 to 2011 and Controller of Astec, Inc. from 1990 to 2005. From 1987 to 1990, she served as Corporate Financial Analyst for the Company. She is 54.

Michael A. Bremmer has served as the President of CEI Enterprises, Inc. since 2006. From 2003 until 2006, he held the position of Vice President and General Manager of CEI Enterprises, Inc. From 2001 until 2003, he held the position of Director of Engineering of CEI Enterprises, Inc. He is 60.

Chris Colwell has served as President of Carlson Paving Products since May 2011. Prior to joining Astec, Mr. Colwell held the position of Regional Operations Manager for Alta Equipment Company from 2010 to 2011. From 2008 to 2010 he served as Vice President-Asphalt Division for Wolverine Tractor and Equipment Company. From 1999 to 2008 Mr. Colwell served as President of Colwell Equipment Company Incorporated where he previously served in various positions since 1985 including General Manager, Director of Management Information Systems, Assistant Controller and Product Support Manager. He is 50.

Larry R. Cumming has served as the President of Peterson Pacific Corp. since 2007. He joined the company in 2003, prior to which he held positions of General Manager and Chief Executive Officer of Peterson, Inc. Prior to joining Peterson, he held senior management positions in North America and Europe with Timberjack and John Deere (Deere acquired Timberjack in 2000). Mr. Cumming also held prior positions with Timberjack as Vice President Engineering and Senior Vice President Sales and Marketing, Chief Operating Officer and Executive Vice President Product Supply. He is a registered professional engineer in the Province of Ontario. He is 67.

Timothy Gonigam has served as the President of Astec Mobile Screens, Inc. since 2000. From 1995 to 2000, Mr. Gonigam held the position of Sales Manager of Astec Mobile Screens, Inc. He is 53.

Martin Dummigan has served as Managing Director of Telestack Limited since January 2016.  He previously served as Global and Group Operations Director for Terex Material Processing, Business Line Director for Terex Environmental Equipment, Vice president of Terex Operations in China and General Manager for Terex NFLG also in China. Prior to his 10 years with Terex, Mr. Dummigan served in a number of overseas plant Manager positions in the USA, South Africa, Egypt and Northern Ireland. He has also worked in Japan with Hitachi Supercomputer Systems where he studied Lean Manufacturing. Mr. Dummigan holds a Master's Degree in Electrical and Electronic Engineering from Queens University Belfast.  He is 47.

Aaron Harmon has served as President of GEFCO, Inc. since its acquisition by the Company in October 2011. He previously served as President of the GEFCO Division of Blue Tee Corp. since 2005. Mr. Harmon joined GEFCO in 1995 and has served in several capacities within the organization including V. P. of North American Sales and Operations Manager. He is 42.

Matthew B. Haven has served as the President of Telsmith, Inc. since February 2013.  He previously served as Executive Vice President and General Manager of Telsmith from January 2012 to February 2013 and as Vice President from 2008 to 2011.  Mr. Haven joined Telsmith in January 1997 and served as Chief Engineer, Research and Development and Director of Engineering prior to his appointment as Vice President.  Prior to joining Telsmith, Mr. Haven served as Chief Engineer, Product Design and Development of Cedarapids, Inc.  He is 54.

Tom Kruger has served as the Managing Director of Osborn Engineered Products SA (Pty) Ltd since 2005. For the previous five years, Mr. Kruger was employed as Operations Director of Macsteel Tube and Pipe (Pty) Ltd, a manufacturer of carbon steel tubing in Johannesburg, South Africa. He served as Sales and Marketing Director of Macsteel prior to becoming Operations Director. From 1993 to 1998, Mr. Kruger was employed by Barloworld Ltd as Operations Director and Regional Managing Director responsible for a trading organization in steel, tube and water conveyance systems. Prior to that, he held the position of Works Director. He is 58.

Jeffrey L. May has served as the President of Kolberg-Pioneer, Inc. since September 2013.  He previously served as the Vice President of Operations and Finance of Kolberg-Pioneer, Inc. from 2011 to 2013 and as Controller of Kolberg-Pioneer, Inc. from 1997 to 2010.  He is 52.

Jeffrey L. Richmond, Sr. has served as the President of Roadtec, Inc. since 2004. From 1996 until 2004, he held the positions of Sales Manager, Vice President of Sales and Marketing and Vice President/General Manager of Roadtec, Inc. He assumed the additional role of Managing Director of Astec Mobile Machinery GmbH in December 2013. He is 60.

Jeffrey M. Schwarz has served as President of Johnson Crushers, Inc. ("JCI") since July 2014.  He joined JCI as General Manager of AggReCon West, a division of JCI responsible for direct selling to end users in the Pacific Northwest.  Prior to joining JCI he was Aggregates Manager for Kerr Contractors and held several management positions with a construction materials supplier from 1995 to 2008.  He is 49.

Donald J. Sissons has served as the President of Breaker Technology Ltd. and Breaker Technology Inc. since January 2014.  He previously served as Vice President of Manufacturing Operations from 2012 to January 2014 and as Plant Operations Manager from December 2003 until January 2012.  Mr. Sissons is registered as a Professional Engineer. He is 49.

David H. Smale has served as the General Manager of Astec Australia Pty Ltd since 2008. He served as the General Manager of Allen's Asphalt from 2006 to 2008 and as their Operations Manager from 2004 to 2006. He is 60.

Malcolm L. Swanson has served as the President of Astec, Inc. since January 2014.  He previously served as Vice President – Engineering of Astec, Inc. from 1995 to 2013 and as Chief Engineer of Astec, Inc. from 1989 to 1995.  Prior to joining Astec, Inc., Mr. Swanson worked as a design engineer and project manager for Combustion Engineering of Chattanooga, TN in both the Fossil and Nuclear Power divisions. Mr. Swanson is a Professional Engineer holding registration in eight states.  He is 67.

Thomas H. Wilkey has served as the President of Heatec, Inc. since January 2014.  From 2004 to 2014, he served as its Executive Vice President and from 1987 to 2004, he held the positions of Sales coordinator, Sales Manager, and Vice-President of Sales. He is 62.

PART II

Item 5. Market for Registrant's Common Equity; Related Stockholder Matters and Issuer Purchases
of Equity Securities

The Company's Common Stock is traded in the Nasdaq National Market under the symbol "ASTE."  The Company paid a cash dividend of $1.00 per share on its Common Stock in the fourth quarter of 2012 and paid quarterly cash dividends of $0.10 per quarter from the second quarter of 2013 through the fourth quarter of 2015.  Prior to 2012, the Company had not paid any cash dividends.

The high and low sales prices of the Company's Common Stock as reported on the Nasdaq National Market for each quarter during the last two fiscal years are as follows:

	Price Per Share
2015	High	Low
1st Quarter	$43.85	$33.90
2nd Quarter	$45.48	$40.64
3rd Quarter	$43.78	$33.02
4th Quarter	$41.99	$30.76

	Price Per Share
2014	High	Low
1st Quarter	$46.00	$35.07
2nd Quarter	$44.27	$38.00
3rd Quarter	$44.97	$36.45
4th Quarter	$41.09	$34.28

As of February 18, 2016, there were approximately 270 holders of record of the Company's Common Stock.

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

Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fourth quarter of the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding the Company's directors, director nominating process, audit committee and audit committee financial expert is included under the captions "Certain Information Concerning Nominees and Directors" and "Corporate Governance" in the Company's Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 28, 2016 (referred to herein as the Company's 2016 Proxy Statement), which is incorporated herein by reference.  Information regarding compliance with Section 16(a) of the Exchange Act is also included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2016 Proxy Statement, which is incorporated herein by reference.  Information with respect to our executive officers is set forth in Part I of this Report under the caption "Executive Officers."

The Company's Board of Directors has approved a Code of Conduct and Ethics that applies to the Company's employees, directors and officers (including the Company's principal executive officer, principal financial officer and principal accounting officer).  The Code of Conduct and Ethics is available on the Company's website at www.astecindustries.com/investors/.

Item 11. Executive Compensation

Information included under the captions "Compensation Discussion and Analysis", "Executive Compensation", "Director Compensation", "Corporate Governance—Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the Company's 2016 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2015 regarding compensation plans under which the Company's equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, Rights and RSU's		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(3)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders (1)	146,547	(2)	N/A	645,466	(4)

Equity Compensation Plans Not Approved by Shareholders (5)	22,325	(6)	N/A	85,001	(7)
Total	168,872			730,467

(1)	These plans consist of our 2006 Incentive Plan and our 2011 Incentive Plan.
(2)	Includes 75,952 Restricted Stock Units granted under our 2006 Incentive Plan and 70,595 Restricted Stock Units granted under our 2011 Incentive Plan.
(3)	Restricted Stock Units do not have an exercise price.
(4)	Represents shares available for issuance under our 2011 Incentive Plan.
(5)	This plan consists of our 1998 Non-Employee Director Stock Incentive Plan.
(6)	Represents Deferred Stock Units granted under our 1998 Non-Employee Director Stock Incentive Plan.
(7)	Represents shares available for issuance under our 1998 Non-Employee Director Stock Incentive Plan.

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

Information included under the caption "Stock" Ownership of Certain Beneficial Owners and Management" in the Company's 2016 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information included under the captions "Corporate Governance—Independent Directors" and "Transactions with Related Persons" in the Company's 2016 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information included under the caption "Audit Matters" in the Company's 2016 Proxy Statement is incorporated herein by reference.

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

Selected Consolidated Financial Data.
Management's Discussion and Analysis of Financial Condition and Results of Operations.
Management's Report on Internal Control over Financial Reporting.
Reports of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets at December 31, 2015 and 2014.
Consolidated Statements of Income for the Years Ended December 31, 2015, 2014 and 2013.
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013.
Consolidated Statements of Equity for the Years Ended December 31, 2015, 2014 and 2013.
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

10.1	Trust under Astec Industries, Inc. Supplemental Retirement Plan, dated January 1, 1996 (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995). *
10.2	Astec Industries, Inc. 1998 Long-Term Incentive Plan (incorporated by reference from Appendix A of the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders). *
10.3	Astec Industries, Inc. 1998 Non-Employee Directors' Stock Incentive Plan (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999). *
10.4	Amendment Number 1 to Astec Industries, Inc. 1998 Non-Employee Directors' Stock Incentive Plan, dated March 15, 2005 (incorporated by reference from the Company's Current Report on Form 8-K dated March 15, 2005). *

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

10.14
Amended and Restated Credit Agreement, dated as of April 12, 2012, between Astec Industries, Inc. and Certain of its Subsidiaries and Wells Fargo Bank, National Association (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2012).

10.15
Amendment to Appendix A of the Astec Industries, Inc. Supplemental Executive Retirement Plan, effective February 28, 2013 (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2013). *

10.16
Amendment to "Appendix A" of the Astec Industries, Inc. Supplemental Executive Retirement Plan, effective April 25, 2013 (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2013). *

10.17
Amendment to "Appendix A" of the Astec Industries, Inc. Supplemental Executive Retirement Plan, effective October 24, 2013 (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2013). *

10.18
Amendment to "Appendix A" of the Astec Industries, Inc. Supplemental Executive Retirement Plan, effective July 24, 2014 (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2014). *

10.19
Amendment to "Appendix A" of the Astec Industries, Inc. Supplemental Executive Retirement Plan, effective July 23, 2015 (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2015). *

21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.
31.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.

(b)	The Exhibits to this Report are listed under Item 15(a)(3) above.
(c)	The Financial Statement Schedules to this Report are listed under Item 15(a)(2) above.

The Exhibits are numbered in accordance with Item 601 of Regulation S-K. Inapplicable Exhibits are not included in the list.

APPENDIX "A"
to
ANNUAL REPORT ON FORM 10-K

ITEMS 6, 7, 7A, 8, 9A and 15(a)(1), (2) and (3) and 15(b) and 15(c)

INDEX TO FINANCIAL STATEMENTS AND
 FINANCIAL STATEMENT SCHEDULES

ASTEC INDUSTRIES, INC.

FINANCIAL
INFORMATION

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except as noted*)

	2015	2014	2013	2012	2011
Consolidated Statement of Income Data
Net sales	$983,157	$975,595	$932,998	$936,273	$908,641
Gross profit	218,843	215,316	207,119	207,951	211,533
Gross profit %	22.3%	22.1%	22.2%	22.2%	23.3%
Selling, general and administrative expenses	145,180	141,490	133,337	136,323	132,371
Research and development	23,676	22,129	18,101	20,520	20,764
Income from operations	49,987	51,697	55,681	51,108	58,398
Interest expense	1,611	720	423	339	190
Other income (expense), net	3,055	1,207	1,937	1,783	1,082
Net income from continuing operations	31,966	34,206	39,214	34,210	40,440
Income from discontinued operations, net of tax	--	--	--	3,401	225
Gain on sale of subsidiary, net of tax	--	--	--	3,378	--
Net income	31,966	34,206	39,214	40,989	40,665
Net income attributable to controlling interest	32,797	34,458	39,042	40,828	40,563
Earnings per common share*:
Net income attributable to controlling interest from continuing operations
Basic	1.43	1.51	1.72	1.50	1.79
Diluted	1.42	1.49	1.69	1.48	1.76
Income from discontinued operations
Basic	--	--	--	0.30	0.01
Diluted	--	--	--	0.29	0.01
Net income attributable to controlling interest
Basic	1.43	1.51	1.72	1.80	1.80
Diluted	1.42	1.49	1.69	1.77	1.76

Consolidated Balance Sheet Data
Working capital	$399,785	$388,862	$385,680	$355,336	$330,519
Total assets	777,353	802,265	749,291	728,783	719,481
Short-term debt	--	2,814	--	--	--
Current maturities of long-term debt	4,528	1,027	34	--	--
Long-term debt, less current maturities	5,154	7,061	510	--	--
Total equity	609,858	596,152	577,311	547,534	528,098
Cash dividends declared per common share*	0.40	0.40	0.30	1.00	--
Book value per diluted common share at year-end*	26.30	25.62	24.85	23.68	22.95

SUPPLEMENTARY FINANCIAL DATA
(in thousands, except as noted*)

Quarterly Financial Highlights (Unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2015 Net sales	$288,748	$268,042	$211,350	$215,017
Gross profit	66,045	62,233	45,138	45,427
Net income	14,917	11,658	1,958	3,433
Net income attributable to controlling interest	15,105	11,805	2,292	3,595
Earnings per common share*
Net income attributable to controlling interest:
Basic	0.66	0.51	0.10	0.16
Diluted	0.65	0.51	0.10	0.16

2014 Net sales	$238,673	$277,256	$220,157	$239,509
Gross profit	56,757	62,178	43,261	53,120
Net income	9,547	14,489	1,766	8,404
Net income attributable to controlling interest	9,545	14,497	1,916	8,500
Earnings per common share*
Net income attributable to controlling interest:
Basic	0.42	0.64	0.08	0.37
Diluted	0.41	0.63	0.08	0.37

Common Stock Price*
2015 High	$43.85	$45.48	$43.78	$$41.99
2015 Low	33.90	40.64	33.02	30.76

2014 High	$46.00	$44.27	$44.97	$$41.09
2014 Low	35.07	38.00	36.45	34.28

The Company's common stock is traded in the Nasdaq National Market under the symbol ASTE. Prices shown are the high and low sales prices as announced by the Nasdaq National Market. The Company paid quarterly dividends of $0.10 per common share to shareholders in each quarter of 2014 and 2015. As determined by the proxy search on the record date for the Company's 2015 annual shareholders' meeting, the number of holders of record is approximately 270.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar and share amounts in thousands, except per share amounts, unless otherwise specified)

The following discussion contains forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding forward-looking statements, see "Forward-looking Statements" on page A-18.
Overview

Astec Industries, Inc. (the "Company") is a leading manufacturer and seller of equipment for the road building, aggregate processing, geothermal, water, oil and gas, and wood processing industries. The Company's businesses:

•
design, engineer, manufacture and market equipment used in each phase of road building, including quarrying and crushing the aggregate, mobile bulk and material handling solutions, producing asphalt or concrete, recycling old asphalt or concrete and applying the asphalt;

•
design, engineer, manufacture and market additional equipment and components, including equipment for geothermal drilling, oil and natural gas drilling, industrial heat transfer, wood chipping and grinding, and wood pellet processing; and

•	manufacture and sell replacement parts for equipment in each of its product lines.

Astec Industries, Inc. consists of 19 companies: 15 manufacturing companies, 2 companies that operate as dealers for the manufacturing companies, a captive insurance company and the parent company.  The companies fall within three reportable operating segments: the Infrastructure Group, the Aggregate and Mining Group and the Energy Group. The Infrastructure Group is made up of five business units, three of which design, engineer, manufacture and market a complete line of asphalt plants, asphalt pavers, wood pellet plants and related components and ancillary equipment. The two remaining companies in the Infrastructure Group primarily sell, service and install equipment produced by the manufacturing subsidiaries of the Company with the majority of sales to the infrastructure industry.  The Aggregate and Mining Group consists of eight business units that design, manufacture and market heavy equipment and parts in the aggregate, metallic mining, quarrying, recycling, ports and bulk handling industries. The Energy Group consists of four business units that design, manufacture and market heaters, drilling rigs, concrete plants, wood chippers and grinders, pump trailers, storage equipment and related parts to the oil and gas, construction, and water well industries. The Company also has one other category, Corporate, that contains the business units that do not meet the requirements for separate disclosure as a separate operating segment or inclusion in one of the other reporting segments. The business units in the Corporate category are Astec Insurance Company ("Astec Insurance" or "the captive") and Astec Industries, Inc., the parent company. These two companies provide support and corporate oversight for all the companies that fall within the reportable operating segments.

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

In July 2012, the "Moving Ahead for Progress in the 21st Century Act" ("Map-21") was approved by the U.S. federal government, which authorized $105 billion of federal spending on highway and public transportation programs through fiscal year 2014. In August 2014, the U.S. government approved short-term funding of $10.8 billion through May 2015. Federal transportation funding operated on short-term appropriations until December 4, 2015 when the Fixing America's Surface Transportation Act ("FAST Act") was signed into law. The $305 billion FAST Act approved funding for highways of approximately $205 billion and transit projects of approximately $48 billion for the five-year period ending September 30, 2020. The Company believes a multi-year highway program (such as the FAST Act) will have the greatest positive impact on the road construction industry and allow its customers to plan and execute longer-term projects, but given the inherent uncertainty in the political process, the level of governmental funding for federal highway projects will similarly continue to be uncertain. Governmental funding that is committed or earmarked for federal highway projects is always subject to repeal or reduction. Although continued funding under the FAST Act is expected, it may be at lower levels than originally approved. In addition, Congress could pass legislation in future sessions that would allow for the diversion of previously appropriated highway funds for other purposes, or it could restrict funding of infrastructure projects unless states comply with certain federal policies. The level of future federal highway construction is uncertain and any future funding may be at levels lower than those currently approved or that have been approved in the past.

The public sector spending described above is needed to fund road, bridge and mass transit improvements. The Company believes that increased funding is unquestionably needed to restore the nation's highways to a quality level required for safety, fuel efficiency and mitigation of congestion. In the Company's opinion, amounts needed for such improvements are significantly greater than amounts approved to date, and funding mechanisms such as the federal usage fee per gallon of gasoline, which is still at the 1993 level of 18.4 cents per gallon, would likely need to be increased along with other measures to generate the funds needed.

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and its impact on customers' purchasing decisions and the price of steel may each affect the Company's financial performance. Economic downturns generally result in decreased purchasing by the Company's customers, which, in turn, causes reductions in sales and increased pricing pressure on the Company's products. Rising interest rates also typically negatively impact customers' attitudes toward purchasing equipment. The Federal Reserve has maintained historically low interest rates in response to the economic downturn which began in 2009; however, the Federal Reserve raised the Federal Funds Rate in late 2015 and may implement additional increases in 2016.

Significant portions of the Company's revenues from the Infrastructure Group relate to the sale of equipment involved in the production, handling, recycling or installation of asphalt mix. Liquid asphalt is a by-product of oil production. An increase or decrease in the price of oil impacts the cost of asphalt, which is likely to alter demand for asphalt and therefore affect demand for certain Company products. While increasing oil prices may have a negative financial impact on many of the Company's customers, the Company's equipment can use a significant amount of recycled asphalt pavement, thereby mitigating the effect of increased oil prices on the final cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt mix. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. Oil prices in 2015 were stable throughout the first half of the year and fell for the last half of the year. Minor fluctuations in oil prices should not have a significant impact on customers' buying decisions. Other factors such as political uncertainty in oil producing countries, interruptions in oil production due to disasters, whether natural or man-made, or other economic factors could significantly impact oil prices which could negatively impact demand for the Company's products. However, the Company believes the approval of the FAST Act federal highway bill in December 2015 has a greater potential to impact the buying decisions of the Company's customers than does the fluctuation of oil prices in 2016.

Contrary to the impact of oil prices on many of the Company's Infrastructure Group products as discussed above, the products manufactured by the Energy Group, which are used in drilling for oil and natural gas, in heaters for refineries and oil sands, and in double fluid pump trailers for fracking and oil and gas extraction, would benefit from higher oil and natural gas prices, to the extent that such higher prices lead to increased development in the oil and natural gas production industries. The Company believes further development of domestic oil and natural gas production capabilities is needed and would positively impact the domestic economy and the Company's business.

Steel is a major component in the Company's equipment. Steel prices declined significantly during the majority of 2015 due in large part to the decrease in primary steel making materials. Pricing declines appear to have levelled off in late 2015, and the Company anticipates seasonal price increases during the first six months of 2016. The Company continues to utilize forward-looking contracts coupled with advanced steel purchases to minimize the impact of fluctuations in steel prices. The Company will continue to review the trends in steel prices entering into the second half of 2016 and establish future contract pricing accordingly.

In addition to the factors stated above, many of the Company's markets are highly competitive, and its products compete worldwide with a number of other manufacturers and dealers that produce and sell similar products. From 2010 through mid-2012, a weak U.S. dollar, combined with improving economic conditions in certain foreign economies, had a positive impact on the Company's international sales. In 2014 and 2015, the U.S. dollar strengthened against many foreign currencies which had a negative effect on pricing in certain foreign markets the Company serves. The Company expects the U.S. dollar to remain strong in the near term relative to most foreign currencies. Increasing domestic interest rates or weakening economic conditions abroad could cause the U.S. dollar to continue to strengthen, which could negatively impact the Company's international sales.

In the United States and internationally, the Company's equipment is marketed directly to customers as well as through dealers. During 2015, approximately 75% to 80% of equipment sold by the Company was sold directly to the end user. The Company expects this ratio to remain relatively consistent through 2016.

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

The non-union employees of each subsidiary have the opportunity to earn profit-sharing incentives in the aggregate of up to 10% of each subsidiary's after-tax profit if the subsidiary meets established goals. For 2015, these goals are based on the subsidiary's return on capital employed, cash flow on capital employed and safety. The profit-sharing incentives for subsidiary presidents and corporate officers are normally paid from a separate formula-driven pool based on the same key performance indicators used in the employee incentive plan. The profit-sharing key performance indicators for 2016 and thereafter for the non-union employees of each subsidiary, as well as subsidiary presidents and corporate officers, will be based on return on capital employed, EBITDA margin and safety.

Results of Operations: 2015 vs. 2014

Net Sales
Net sales increased $7,562 or 0.8% to $983,157 in 2015 from $975,595 in 2014. Sales are generated primarily from new equipment purchases made by customers for use in construction of privately funded infrastructure, public sector spending on infrastructure and sales of equipment for the aggregate, mining, quarrying and recycling markets and for oil and gas and geothermal industries.

Domestic sales for 2015 were $722,287 or 73.5% of net sales compared to $654,231 or 67.1% of net sales for 2014, an increase of $68,056 or 10.4%. The overall increase in domestic sales for 2015 compared to 2014 reflects the strengthening economic conditions for the Company's products in the domestic market.

International sales for 2015 were $260,870 or 26.5% of net sales compared to $321,364 or 32.9% of net sales for 2014, a decrease of $60,494 or 18.8%. The Company experienced a challenging market for its products internationally in 2015 compared to 2014 caused by competitive pressures due to the strengthening of the U.S. dollar as we compete with local manufacturers that do not price their products based on the U.S. dollar, the decline in oil prices and the slowdown in the global mining industry. Sales reported by the Company would have been $17,536 higher had 2015 foreign exchange rates been the same as 2014 rates. The Company continues its efforts to grow its international business by increasing its presence in the markets it serves.

Parts sales as a percentage of net sales increased 90 basis points to 27.0% in 2015 from 26.1% in 2014. In U.S. dollars, parts sales increased 4.1% to $265,092 in 2015 from $254,747 in 2014.

Gross Profit
Gross profit as a percentage of sales remained relatively flat at 22.3% in 2015 as compared to 22.1% in 2014. In U.S. dollars, gross profit increased 1.6% to $218,843 in 2015 from $215,316 in 2014.

Selling, General and Administrative Expense
Selling, general and administrative expense for 2015 was $145,180 or 14.8% of net sales compared to $141,490 or 14.5% of net sales for 2014, an increase of $3,690 or 2.6%. The increase in selling, general and administrative expense over 2014 was due to an increase in payroll and related expense of $2,148, an increase of $2,873 in repairs and maintenance, primarily for repairs on Company airplanes, and an increase in computer expense of $2,087, offset by a reduction in ConExpo expense of $3,162.

Research and Development
Research and development expenses increased $1,547 or 7.0% to $23,676 in 2015 from $22,129 in 2014. During 2015, the Company continued its focus on research and development spending for new products as well as improvements to existing product lines and adaptation of those products to other markets.

Interest Expense
Interest expense in 2015 increased $891 or 123.8%, to $1,611 from $720 in 2014. The increase in interest expense was primarily due to the utilization of credit facilities in Brazil to finance equipment purchases and operations of the new manufacturing facility.

Interest Income
Interest income decreased $880 or 61.9% to $542 in 2015 from $1,422 in 2014. The decrease was due to the Company agreeing to defer interest payments on a customer's purchase of the first wood pellet processing plant produced by the Company until amortization of the financing begins. Interest income received from pellet plant financing was $622 in 2014.

Other Income (Expense), Net
Other income (expense), net was $3,055 in 2015 compared to $1,207 in 2014, an increase of $1,848 or 153.1% due to $1,204 of income from key-man life insurance policies in 2015 resulting from the death of the Company's Chairman (and former CEO).

Income Tax
Income tax expense for 2015 was $20,007, compared to $19,400 for 2014. The effective tax rates for 2015 and 2014 were 38.5% and 36.2%, respectively. The effective tax rate increased in 2015 over the 2014 effective tax rate due primarily to the tax effect of weakening foreign currencies and reductions in domestic tax credits for research and development. The tax benefit of the weakening foreign currency was recognized in other comprehensive income and not in income tax expense.

Net Income Attributable To Controlling Interest
The Company had net income attributable to controlling interest of $32,797 in 2015 compared to $34,458 in 2014, a decrease of $1,661, or 4.8%. Earnings per diluted share decreased $0.07 to $1.42 in 2015 from $1.49 in 2014. Weighted average diluted shares outstanding for the years ended December 31, 2015 and 2014 were 23,120 and 23,105, respectively. The increase in shares outstanding is primarily due to the granting of restricted stock units.

Backlog
The backlog of orders at December 31, 2015 was $313,291 compared to $332,051 at December 31, 2014, a decrease of $18,760, or 5.6%. The decrease in the backlog of orders was due to a decrease in international backlog of $55,595 or 50.7% offset by an increase in domestic backlog of $36,835 or 16.6%. The Infrastructure Group backlog increased $56,640 or 38.5% from 2014. The Infrastructure Group backlog includes $60,249 in 2015 and $59,275 in 2014 for a three-line pellet plant order for one customer with an expected sale date in 2017. An additional pellet plant order for $29,273 for a second pellet plant customer is in the 2015 backlog with an estimated sale date in the first half of 2016. The Infrastructure Group experienced an increase in order activity for asphalt equipment in the latter part of 2015 which the Company believes to be due to the passage of the federal highway funding bill, the FAST Act, on December 4, 2015. The increased backlog for the Infrastructure Group was offset by a decrease in backlog for the Aggregate and Mining Group of $15,305 and a decrease in the Energy Group backlog from 2014 of $60,095. Both of these group's continue to be negatively impacted by competitive pricing issues in many foreign countries due to the strength of the U.S. dollar compared to foreign currencies, and reduced demand for equipment in mining and oil and gas industries. The Company is unable to determine whether the decrease in backlogs was experienced by the industry as a whole.

Net Sales by Segment

	2015	2014	$ Change	% Change
Infrastructure Group	$428,737	$386,356	$42,381	11.0%
Aggregate and Mining Group	370,813	384,883	(14,070)	(3.7%)
Energy Group	183,607	204,356	(20,749)	(10.2%)

Infrastructure Group: Sales in this group increased to $428,737 in 2015 compared to $386,356 in 2014, an increase of $42,381 or 11.0%. Domestic sales for the Infrastructure Group increased 24.2% in 2015 compared to 2014 due to a release of some of the pent-up demand from the lack of a long-term federal highway bill for most of 2015. International sales for the Infrastructure Group decreased 25.7% in 2015 compared to 2014. The decrease in international sales was due primarily to the strengthening of the U.S. dollar compared to the currencies in many of the countries in which the Company operates. Sales reported by the Company's foreign subsidiaries in this group, would have been $4,872 higher had 2015 foreign exchange rates been the same as 2014 rates. The decrease in international sales for the Infrastructure Group occurred mainly in Russia, Australia and South America, offset by an increase in sales in the Middle East, Canada and other European countries. Parts sales for the Infrastructure Group increased 16.7% in 2015 compared to 2014. The Company believes the increase in parts sales from 2014 to 2015 was due in part to customers' decisions to repair existing equipment instead of purchasing new equipment in response to the lack of a long-term federal highway bill for the majority of 2015. The Company also believes a portion of the increase in parts sales was attributed to sales of replacement parts for our competitors' equipment.

Aggregate and Mining Group: Sales in this group were $370,813 in 2015 compared to $384,883 in 2014, a decrease of $14,070 or 3.7%. Domestic sales for the Aggregate and Mining Group increased 7.4% in 2015 compared to 2014 primarily due to improved demand related to infrastructure projects. International sales for the Aggregate and Mining Group decreased 17.6% in 2015 compared to 2014. The decrease in international sales is due to the strength of the U.S. dollar compared to the currencies in many of the countries in which the Company operates and the continuing slowdown in the mining industry. The decrease in international sales for the Aggregate and Mining Group occurred primarily in Canada, China, Brazil, South America, Central America, Russia and other Asian countries. Sales reported by the Company's foreign subsidiaries in this group, would have been $12,664 higher had 2015 foreign exchange rates been the same as 2014 rates. Parts sales for the Aggregate and Mining Group decreased 1.1% in 2015 compared to 2014.

Energy Group: Sales in this group were $183,607 in 2015 compared to $204,356 in 2014, a decrease of $20,749 or 10.2%. Domestic sales for the Energy Group decreased 10.7% in 2015 compared to 2014 primarily due to a decline in product demand resulting from the decline in oil prices. International sales for the Energy Group decreased 8.5% in 2015 compared to 2014. The decrease in international sales was due primarily to the strengthening of the U.S. dollar in 2015 and a severe reduction in oil production and exploration brought on by the near collapse of the price of oil. The decrease in international sales occurred in South America, Canada and Africa, offset by increased sales in Australia and Russia. Parts sales for the Energy Group decreased 12.7% in 2015 compared to 2014.

Segment Profit (Loss)

	2015	2014	$ Change	% Change
Infrastructure Group	$33,890	$29,477	$4,413	15.0%
Aggregate and Mining Group	30,690	32,900	(2,210)	(6.7%)
Energy Group	3,609	10,316	(6,707)	(65.0%)
Corporate	(36,623)	(35,270)	(1,353)	(3.8%)

Infrastructure Group: Profit for this group was $33,890 for 2015 compared to $29,477 for 2014, an increase of $4,413 or 15.0%. This group's profits were impacted by an increase in gross profit of $12,532 on a $42,381 increase in sales offset by a $2,045 increase in computer related expense and a $3,117 increase in payroll and related expenses.

Aggregate and Mining Group: Profit for this group was $30,690 in 2015 compared to $32,900 in 2014, a decrease of $2,210 or 6.7%. This group's profits were negatively impacted by a decrease in gross profit of $2,477 on a reduction in sales of $14,070 in 2015 compared to 2014.

Energy Group: Profit for this group was $3,609 in 2015 compared to profit of $10,316 in 2014, a decrease of $6,707 or 65.0%. This group's profits were negatively impacted by a reduction of $7,226 in gross margins resulting from a $20,749 reduction in sales.

Corporate: Net corporate expenses were $36,623 in 2015 as compared to $35,270 in 2014, an increase of $1,353, due to increases in U.S. federal income taxes and airplane repairs and maintenance costs offset by an increase in other income from key-man life insurance policies resulting from the death of the Company's Chairman (and former CEO).

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

Domestic sales for 2014 were $654,231 or 67.1% of net sales compared to $599,054 or 64.2% of net sales for 2013, an increase of $55,180 or 9.2%. The overall increase in domestic sales for 2014 compared to 2013 reflects the strengthening economic conditions for the Company's products in the domestic market.

International sales for 2014 were $321,364 or 32.9% of net sales compared to $333,944 or 35.8% of net sales for 2013, a decrease of $12,580 or 3.8%. International sales decreased due to the economic uncertainties and political unrest in several countries in which the Company markets its products as well as a strengthening U.S. dollar against many foreign currencies. The Company continues its efforts to grow its international business by increasing its presence in the markets it serves.

Parts sales as a percentage of net sales decreased 40 basis points to 26.1% in 2014 from 26.5% in 2013. In U.S. dollars, parts sales increased 3.2% to $254,747 in 2014 from $246,905 in 2013.

Gross Profit
Gross profit as a percentage of sales remained relatively flat at 22.1% in 2014 vs. 22.2% in 2013.  In U.S. dollars, gross profit increased 4.0% to $215,316 in 2014 from $207,119 in 2013.

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

Income Tax
Income tax expense for 2014 was $19,400, compared to $19,028 for 2013. The effective tax rates for 2014 and 2013 were 36.2% and 32.7%, respectively. The effective tax rate increase for 2014 over the effective rate in 2013 was due to an increase in state income tax as well as an increase in valuation allowances, other permanent differences and a decrease in research and development tax credits.

Net Income Attributable To Controlling Interest
The Company had net income attributable to controlling interest of $34,458 in 2014 compared to $39,042 in 2013, a decrease of $4,584, or 11.7%. Earnings per diluted share decreased $0.20 to $1.49 in 2014 from $1.69 in 2013. Weighted average diluted shares outstanding for the years ended December 31, 2014 and 2013 were 23,105 and 23,081, respectively. The increase in shares outstanding is primarily due to the granting of restricted stock units.

Backlog
The backlog of orders at December 31, 2014 was $332,051 compared to $298,193 at December 31, 2013, an increase of $33,858, or 11.4%. The backlog for 2013 has been adjusted to reflect the addition of Telestack Limited to the Company.  The increase in the backlog of orders was due to an increase in domestic backlog of $21,731 or 10.8% and an increase in international backlog of $12,127 or 12.4%. The Infrastructure Group backlog increased $10,070 or 7.3% from 2013. Included in the Infrastructure Group backlog is $59,275 for a three-line pellet plant order for one customer. The backlog at December 31, 2013 included $20,800 for the first line of the order. Without this order, the Infrastructure backlog would have decreased $28,404 or 24.4% from 2013. The decrease in backlog is attributed to customers' uncertainty around long-term federal highway funding. The Energy Group backlog increased $46,972 or 97.7% from 2013 due in part to the receipt of a large order in late 2014 for an international customer. The Aggregate and Mining Group backlog decreased $23,184 or 20.5% from 2013 due in part to a custom order received in late 2013 for a large crushing, screening and wash plant for a domestic customer.  The Company is unable to determine whether the increase in backlogs was experienced by the industry as a whole.

Net Sales by Segment

	2014	2013	$ Change	% Change
Infrastructure Group	$386,356	$398,399	$(12,043)	(3.0%)
Aggregate and Mining Group	384,883	350,514	34,369	9.8%
Energy Group	204,356	184,085	20,271	11.0%

Infrastructure Group: Sales in this group decreased to $386,356 in 2014 compared to $398,399 in 2013, a decrease of $12,043 or 3.0%. Domestic sales for the Infrastructure Group decreased 1.5% in 2014 compared to 2013 primarily due to customers' uncertainty around long-term federal highway funding. International sales for the Infrastructure Group decreased 6.9% in 2014 compared to 2013. The decrease in international sales was due primarily to the strengthening of the U.S. dollar in 2014 and political unrest in certain countries. The decrease in international sales for the Infrastructure Group occurred mainly in Australia and the Post-Soviet States. Parts sales for the Infrastructure Group increased 10.0% in 2014 compared to 2013. The Company believes the increase in parts sales from 2013 to 2014 was due in part to customers' decisions to repair existing equipment instead of purchasing new equipment in response to the lack of a long-term federal highway bill.  The Company also believes a portion of the increase in parts sales was attributed to sales of replacement parts for our competitors' equipment.

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

Energy Group: Sales in this group were $204,356 in 2014 compared to $184,085 in 2013, an increase of $20,271 or 11.0%. Domestic sales for the Energy Group increased 18.0% in 2014 compared to 2013 primarily due to the rebound of the construction, recycling and biomass energy markets as well as the improved market for energy related processing equipment. International sales for the Energy Group decreased 6.6% in 2014 compared to 2013. The decrease in international sales was due primarily to the strengthening of the U.S. dollar in 2014 and political unrest in certain countries. The decrease in international sales occurred in the Post-Soviet States and Africa. Parts sales for the Energy Group increased 1.7% in 2014 due to the increase in sales to the wood grinding market.

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

Liquidity and Capital Resources

The Company's primary sources of liquidity and capital resources are its cash on hand, borrowing capacity under a $100,000 revolving credit facility with Wells Fargo Bank, N.A. ("Wells Fargo") and cash flows from operations. The Company had $25,062 (of which $15,301 was held by our foreign subsidiaries) of cash available for operating purposes at December 31, 2015. The Company had no borrowings outstanding under its credit facility with Wells Fargo at December 31, 2015. The Company had outstanding letters of credit of $17,684 and borrowing availability of $82,316 under the credit facility as of December 31, 2015. During 2015, the highest amount of outstanding borrowings at any time under the facility was $8,007. Borrowings under the agreement are subject to an interest rate equal to the daily one-month LIBOR rate plus a 0.75% margin, resulting in a rate of 1.18% at December 31, 2015.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd ("Osborn"), has a bank overdraft facility of $6,123 to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of December 31, 2015, Osborn had $686 in retention guarantees outstanding under the facility. The facility is guaranteed by Astec Industries, Inc. The overdraft's 0.75% unused facility fee is waived if 50% or more of the facility is utilized. As of December 31, 2015, Osborn had available credit under the facility of $5,437. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 9.50% as of December 31, 2015.

The Company's Brazilian subsidiary, Astec do Brasil Fabricacao de Equipamentos Ltda. ("Astec Brazil"), has outstanding working capital loans totaling $8,281 from a Brazilian bank with interest rates ranging from 10.4% to 20.8%. The loans have maturity dates ranging from December 2016 to April 2024 and are secured by letters of credit totaling $8,674 issued by Astec Industries, Inc. Additionally, Astec Brazil has various 5-year equipment financing loans outstanding with other Brazilian banks in the aggregate of $1,401 as of December 31, 2015 that have interest rates ranging from 3.5% to 16.3%. These equipment loans have maturity dates ranging from September 2018 to April 2020. Astec Brazil's loans are included in the accompanying balance sheets as current maturities of long-term debt of $4,528 and long-term debt of $5,154.

Cash Flows from Operating Activities

	2015	2014	Increase / Decrease
Net income	$31,966	$34,206	$(2,240)
Depreciation and amortization	24,078	24,376	(298)
Provision for warranties	13,743	12,796	947
Deferred income tax benefits	(2,569)	(2,544)	(25)
SERP distributions	(2,986)	--	(2,986)
Increase in receivables	3,163	(6,924)	10,087
Increase in inventories	(6,499)	(41,933)	35,434
Increase in prepaid expenses	(3,016)	(3,989)	973
Increase (decrease) in accounts payable	(11,409)	10,755	(22,164)
Increase (decrease) in income taxes payable	(4,093)	(1,136)	(2,957)
Increase (decrease) in customer deposits	(3,697)	5,483	(9,180)
Decrease in accrued product warranties	(14,177)	(15,563)	1,386
Other, net	6,362	3,336	3,026
Net cash provided by operating activities	$30,866	$18,863	$12,003

Net cash provided by operating activities increased $12,003 in 2015 compared to 2014. The primary reasons for the increase in operating cash flows relate to cash provided by accounts receivable, inventory and prepaid expenses offset by cash used by accounts payable, customer deposits and income taxes payable.

Cash Flows from Investing Activities

	2015	2014	Increase / Decrease
Expenditures for property and equipment	$(21,202)	$(24,851)	$3,649
Proceeds from sale of property and equipment	10,054	743	9,311
Business acquisition, net of cash acquired	178	(34,965)	35,143
Sale (purchase) of investments	378	16,249	(15,871)
Net cash used by investing activities	$(10,592)	$(42,824)	$32,232

Net cash used by investing activities decreased by $32,232 in 2015 compared to 2014. The change is primarily due to the acquisition of Telestack, Ltd. in 2014, financed in part from the proceeds of selling the Company's short-term investments, and proceeds from the sale in 2015 of property and equipment of $10,054, primarily related to the closing of the Company's Astec Underground facility in Loudon, Tennessee.

Cash Flows from Financing Activities

	2015	2014	Increase / Decrease
Payment of dividends	$(9,193)	$(9,167)	$(26)
Borrowings under bank loans	106,034	113,547	(7,513)
Repayments of bank loans	(104,567)	(103,188)	(1,379)
Other, net	1,664	1,248	416
Net cash provided (used) by financing activities	$(6,062)	$2,440	$(8,502)

Financing activities used cash of $6,062 in 2015 and provided cash of $2,440 in 2014 for a decrease of $8,502. The change is primarily due to debt repayments by the Company's Brazilian and South African subsidiaries as well as a decrease in new borrowings in 2015.

Approved capital expenditures for 2016 total $30,104. The Company expects to finance these expenditures using currently available cash balances, internally generated funds and available credit under the Company's credit facility. In the Company's Infrastructure Group, the Astec, Inc. subsidiary plans a $7,300 expansion to its building footprint to increase production capacity for pellet drums, asphalt equipment and its line of burners. The remaining budgeted capital expenditures are for various purchases of machinery and equipment, automobiles, and technology-related spending to meet the needs across all Company subsidiaries.

Financial Condition

The Company's current assets decreased to $541,797 at December 31, 2015 from $549,991 at December 31, 2014, a decrease of $8,194. The reduction is due to decreases in accounts receivable of $6,878, inventory of $3,059 and short-term deferred income tax assets of $14,817, offset by an increase in cash of $12,039.  The decrease in accounts receivable is due in part to the decline in sales in the Energy Group and the Aggregate and Mining Group as compared to 2014 levels. Days outstanding in accounts receivable for both groups were relatively flat from 2014 to 2015. Both the Energy and Aggregate and Mining groups experienced a challenging market internationally in 2015 compared to 2014 due to the strengthening of the U.S. dollar against foreign currencies. The Aggregate and Mining Group was also negatively impacted by the decline in the global mining industry. The domestic market was also slow for the products produced by the Energy Group in 2015 due to the decline in oil prices. Short-term deferred income tax assets decreased from 2014 to 2015 due to a change in presentation from 2014 to 2015 related to the Company's adoption of the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2015-17 "Balance Sheet Classification of Deferred Taxes". The standard requires all companies to classify deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts as in prior years. The Company adopted the standard prospectively for the period ended December 31, 2015 as allowed by the standard. Current deferred tax assets were $14,817 at December 31, 2014.

The Company's current liabilities decreased to $142,012 at December 31, 2015 from $161,129 at December 31, 2014, a decrease of $19,117. The decrease is primarily attributable to decreases in accounts payable of $12,602 and customer deposits of $5,004. The decrease in accounts payable is across all Groups.

Market Risk and Risk Management Policies

The Company is exposed to changes in interest rates, primarily from its revolving credit agreements. A hypothetical 100 basis point adverse move (increase) in interest rates would not have materially affected interest expense for the years ended December 31, 2015 and 2014, due to minimal borrowings during the periods. The Company does not hedge variable interest.

The Company is subject to foreign exchange risk at its foreign operations. Foreign operations represent 17.1% and 19.3% of total assets at December 31, 2015 and 2014, respectively, and 10.4% and 12.4% of total revenue for the years ended December 31, 2015 and 2014, respectively. Each period the balance sheets and related results of operations of the Company's foreign subsidiaries are translated from their functional foreign currency into U.S. dollars for reporting purposes. As the U.S. dollar strengthens against those foreign currencies, the foreign denominated net assets and operating results become less valuable in the Company's reporting currency. When the U.S. dollar weakens against those currencies, the foreign denominated net assets and operating results become more valuable in the Company's reporting currency. At each reporting date, the fluctuation in the value of the net assets and operating results due to foreign exchange rate changes is recorded as an adjustment to other comprehensive income in equity. The Company views its investments in foreign subsidiaries as long-term and does not hedge the net investments in foreign subsidiaries.

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

Due to the limited exposure to foreign exchange rate risk, a 10% fluctuation in the foreign exchange rates at December 31, 2015 or 2014 would not have a material impact on the Company's consolidated financial statements.

Contractual Obligations

Contractual obligations and the period in which payments are due as of December 31, 2015 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease obligations	$4,442	$1,670	$1,968	$673	$131
Inventory purchase obligations	4,308	3,124	1,184	--	--
Long-term debt obligations	9,682	4,528	3,882	561	711
Total	$18,432	$9,322	$7,034	$1,234	$842

The above table excludes the Company's liability for unrecognized tax benefits, which totaled $603 at December 31, 2015, since the timing of cash settlements to the respective taxing authorities cannot be reliably predicted.

In 2015, the Company made contributions of approximately $284 to its pension plan, compared to $338 in 2014. The Company has no planned contributions to the pension plan in 2016. The Company's funding policy is to make at least the minimum annual contributions required by applicable regulations.

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

Certain customers have financed purchases of the Company's products through arrangements in which the Company is contingently liable for customer debt aggregating $1,881 at December 31, 2015. These obligations have average remaining terms of 2.0 years. The Company has recorded a liability of $133 related to these guarantees at December 31, 2015.

The Company is contingently liable under letters of credit of approximately $19,006, primarily for performance guarantees to customers, banks or insurance carriers.

Off-balance Sheet Arrangements

As of December 31, 2015 the Company does not have off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

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

Critical Accounting Policies and Estimates

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

Inventory Valuation: Inventories are valued at the lower of first-in first-out cost or market. The most significant component of the Company's inventories is steel. Open market prices, which are subject to volatility, determine the cost of steel for the Company. During periods when open market prices decline, the Company may need to reduce the carrying value of the inventory. In addition, certain items in inventory become obsolete over time, and the Company reduces the carrying value of these items to their net realizable value. These reductions are determined by the Company based on estimates, assumptions and judgments made from the information available at that time. See Note 1, Summary of Significant Accounting Policies, for a description of the process used by the Company to value inventories at the lower of first-in first-out cost or market. The Company does not believe it is reasonably likely that the inventory values will materially change in the near future.

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

The Company has certain sales accounted for as multiple-element arrangements, whereby revenue attributable to the sale of a product is recognized when the product is shipped, and the revenue attributable to services provided with respect to the product (such as installation services) is recognized when the service is performed. Consideration is allocated to deliverables using the relative selling price method using vendor specific objective evidence, if it exists. Otherwise, the Company uses third-party evidence of selling price or the Company's best estimate of the selling price for the deliverables. The Company evaluates sales with multiple deliverable elements (such as an agreement to deliver equipment and related installation services) to determine whether revenue related to individual elements should be recognized separately, or as a combined unit. In addition to the previously mentioned general revenue recognition criteria, the Company only recognizes revenue on individual delivered elements when there is objective and reliable evidence that the delivered element has a determinable value to the customer on a standalone basis and there is no right of return.

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

Goodwill is not amortized but is tested for impairment annually or more frequently if events or circumstances indicate that such intangible assets or goodwill might be impaired. See Note 1, Summary of Significant Accounting Policies, for a description of testing performed by the Company to determine if the recorded value of intangible assets or goodwill has been impaired.

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

Income Taxes: The Company accounts for income taxes under the guidance of FASB Accounting Standards Codification Topic 740-10, "Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance that represents a reserve on deferred tax assets for which utilization is not more likely than not is recorded. Judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against net deferred tax assets.  Income tax contingency accruals are determined and recorded under the guidance of ASC Topic 740-10. Liabilities for uncertain income tax positions are based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires an estimate and measurement of the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as the Company must determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis or when new information becomes available. These reevaluations are based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, expirations due to statutes, and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an increase to accrued taxes.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", which supersedes existing revenue guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The implementation of this new standard will require companies to use more judgment and to make more estimates than under current guidance. The standard, as amended, is effective for public companies for annual periods beginning after December 15, 2017. The Company plans to adopt the new standard effective January 1, 2018. The Company has not yet determined what impact, if any, the adoption of this new standard will have on the Company's financial position or results of operations.

In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory", which changes the measurement basis for inventory from the lower of cost or market to lower of cost and net realizable value and also eliminates the requirement for companies to consider replacement cost or net realizable value less an approximate normal profit margin when determining the recorded value of inventory. The standard is effective for public companies in fiscal years beginning after December 15, 2016, and the Company expects to adopt the standard effective January 1, 2017. The Company has not yet determined what impact, if any, the adoption of this new standard will have on the Company's financial position or results of operations.

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes", which requires all companies to classify deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. Also, companies will no longer allocate valuation allowances between current and noncurrent deferred tax assets because those allowances also will be classified as noncurrent. The standard is effective for public entities for annual periods beginning on or after December 15, 2016. Early adoption is permitted for annual financial statements that have not yet been issued. The Company's prospective adoption of this standard for the year ended December 31, 2015 did not have a significant impact on the Company's financial position or results of operations.

Forward-Looking Statements

This annual report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements contained anywhere in this Annual Report that are not limited to historical information are considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding:

•	execution of the Company's growth and operation strategy;
•	plans for technological innovation;
•	compliance with covenants in our credit facility;
•	liquidity and capital expenditures;
•	sufficiency of working capital, cash flows and available capacity under the Company's credit facilities;
•	compliance with government regulations;
•	compliance with manufacturing and delivery timetables;
•	forecasting of results;
•	general economic trends and political uncertainty;
•	government funding and growth of highway construction and commercial projects;
•	taxes or usage fees;
•	interest rates;
•	integration of acquisitions;
•	industry trends;
•	pricing, demand and availability of steel, oil and liquid asphalt;
•	development of domestic oil and natural gas production;
•	condition of the economy;
•	strength of the U.S. dollar relative to foreign currencies;
•	the success of new product lines;

•	presence in the international marketplace;
•	suitability of our current facilities;
•	future payment of dividends;
•	competition in our business segments;
•	product liability and other claims;
•	protection of proprietary technology;
•	demand for products;
•	future fillings of backlogs;
•	employees;
•	the seasonality of our business;
•	tax assets and reserves for uncertain tax positions;
•	critical accounting policies and the impact of accounting changes;
•	anticipated future operations in our Brazilian operations;
•	our backlog;
•	ability to satisfy contingencies;
•	contributions to retirement plans and plan expenses;
•	reserve levels for self-insured insurance plans and product warranties;
•	construction of new manufacturing facilities;
•	supply of raw materials; and
•	inventory

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

In addition to the risks and uncertainties identified elsewhere herein and in other documents filed by us with the Securities and Exchange Commission, the risk factors described in this document under the caption "Risk Factors" should be carefully considered when evaluating our business and future prospects, including without limitation risks relating to: changes or delays in highway funding; rising interest rates; changes in oil prices; changes in steel prices; changes in the general economy; unexpected capital expenditures and decreases in liquidity; the timing of large contracts; production capacity; general business conditions in the industry; non-compliance with covenants in the Company's credit facilities; demand for the Company's products; and those other factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission.  Certain of the risks, uncertainties and other factors discussed above are more fully described in the section entitled "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Management, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), Internal Control - Integrated Framework (2013). Based on its assessment, management concluded that, as of December 31, 2015, the Company's internal control over financial reporting was effective.

KPMG LLP, the Company's independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Astec Industries, Inc.:

We have audited Astec Industries, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Astec Industries, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Astec Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Astec Industries, Inc. and subsidiaries as of December 31, 2015, and the related consolidated statements of income, comprehensive income, equity and cash flows for the year ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Knoxville, Tennessee
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Astec Industries, Inc.

We have audited the accompanying consolidated balance sheets of Astec Industries, Inc. as of December 31, 2014, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astec Industries, Inc. at December 31, 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Chattanooga, Tennessee
March 2, 2015, except for paragraph 58 in Note 1,
as to which the date is February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Astec Industries, Inc.:
We have audited the accompanying consolidated balance sheet of Astec Industries, Inc. and subsidiaries as of December 31, 2015, and the related consolidated statements of income, comprehensive income, equity and cash flows for the year ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astec Industries, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Astec Industries, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Knoxville, Tennessee
February 29, 2016

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
	December 31
Assets	2015	2014

Current assets:
Cash and cash equivalents	$25,062	$13,023
Investments	1,539	1,916
Trade receivables, net	98,865	105,743
Notes and other receivables	3,132	1,558
Inventories	384,776	387,835
Prepaid expenses	26,521	17,933
Deferred income tax assets	--	14,817
Other current assets	1,902	7,166
Total current assets	541,797	549,991
Property and equipment, net	170,206	187,610
Investments	11,540	11,393
Goodwill	30,835	31,995
Intangible assets, net	13,577	17,272
Deferred income tax assets	6,195	531
Other long-term assets	3,203	3,473
Total assets	$777,353	$802,265

Liabilities and Equity

Current liabilities:
Short-term debt	$--	$2,814
Current maturities of long-term debt	4,528	1,027
Accounts payable	48,385	60,987
Customer deposits	40,082	45,086
Accrued product warranty	9,100	10,032
Accrued payroll and related liabilities	17,375	17,265
Accrued loss reserves	2,838	3,050
Other accrued liabilities	19,704	20,868
Total current liabilities	142,012	161,129
Long-term debt	5,154	7,061
Deferred income tax liabilities	2,348	16,836
Other long-term liabilities	17,981	21,087
Total liabilities	167,495	206,113

Equity:
Preferred stock - authorized 4,000 shares of $1.00 par value; none issued	--	--
Common stock – authorized 40,000 shares of $0.20 par value; issued
and outstanding – 22,988 in 2015 and 22,930 in 2014	4,598	4,586
Additional paid-in capital	137,883	135,887
Accumulated other comprehensive loss	(23,564)	(12,915)
Company shares held by SERP, at cost	(1,778)	(2,929)
Retained earnings	490,933	467,337
Shareholders' equity	608,072	591,966
Non-controlling interest	1,786	4,186
Total equity	609,858	596,152
Total liabilities and equity	$777,353	$802,265
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31
	2015	2014	2013

Net sales	$983,157	$975,595	$932,998
Cost of sales	764,314	760,279	725,879
Gross profit	218,843	215,316	207,119
Selling, general and administrative expenses	145,180	141,490	133,337
Research and development expenses	23,676	22,129	18,101
Income from operations	49,987	51,697	55,681
Other income:
Interest expense	1,611	720	423
Interest income	542	1,422	1,047
Other income (expense), net	3,055	1,207	1,937
Income before income taxes	51,973	53,606	58,242
Income taxes	20,007	19,400	19,028
Net income	31,966	34,206	39,214
Net income (loss) attributable to non-controlling interest	(831)	(252)	172
Net income attributable to controlling interest	$32,797	$34,458	$39,042

Earnings per Common Share:
Net income attributable to controlling interest:
Basic	$1.43	$1.51	$1.72
Diluted	1.42	1.49	1.69
Weighted average number of common shares outstanding:
Basic	22,934	22,819	22,749
Diluted	23,120	23,105	23,081

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31
	2015	2014	2013

Net income	$31,966	$34,206	$39,214
Other comprehensive loss:
Change in unrecognized pension and post-retirement benefit costs	(178)	(1,820)	2,742
Tax (expense) benefit on change in unrecognized pension and post-retirement benefit costs	36	699	(974)
Foreign currency translation adjustments	(13,848)	(7,670)	(8,821)
Tax benefit on foreign currency translation adjustments	3,341	770	1,657
Other comprehensive loss	(10,649)	(8,021)	(5,396)
Comprehensive loss attributable to non-controlling interest	(1,603)	(565)	(236)
Comprehensive income attributable to controlling interest	$22,920	$26,750	$34,054

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31
	2015	2014	2013
Cash Flows from Operating Activities
Net income	$31,966	$34,206	$39,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,744	21,343	20,966
Amortization	3,334	3,033	1,299
Provision for doubtful accounts	18	1,011	629
Provision for warranties	13,743	12,796	12,199
Deferred compensation provision	241	74	601
Deferred income tax benefit	(2,559)	(2,544)	(2,220)
Gain on disposition of fixed assets	(529)	(306)	(163)
Tax expense (benefit) from stock incentive plans	(345)	(586)	8
Stock-based compensation	1,250	1,200	1,461
Distributions to SERP participants	(2,986)	--	--
Change in operating assets and liabilities:
Sale (purchase) of trading securities, net	(405)	118	(1,350)
Trade and other receivables	3,163	(6,924)	(8,849)
Inventories	(6,499)	(41,933)	(36,561)
Prepaid expenses	(3,016)	(3,989)	(5,433)
Other assets	(968)	(4,763)	(3,215)
Accounts payable	(11,409)	10,755	1,028
Customer deposits	(3,697)	5,483	(5,436)
Accrued product warranty	(14,177)	(15,563)	(10,163)
Income taxes payable	(4,093)	(1,136)	(823)
Accrued retirement benefit costs	24	(201)	(324)
Accrued loss reserves	103	305	199
Other accrued liabilities	3,576	3,289	1,085
Other	3,387	3,195	1,709
Net cash provided by operating activities	30,866	18,863	5,861

Cash Flows from Investing Activities
Business acquisition, net of cash acquired	178	(34,965)	--
Proceeds from sale of property and equipment	10,054	743	424
Expenditures for property and equipment	(21,202)	(24,851)	(27,673)
Sale (purchase) of investments	378	16,249	(15,000)
Net cash used by investing activities	(10,592)	(42,824)	(42,249)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31
	2015	2014	2013
Cash Flows from Financing Activities
Payment of dividends	$(9,193)	$(9,167)	$(6,856)
Borrowings under bank loans	106,034	113,547	--
Repayment of bank loans	(104,567)	(103,188)	--
Proceeds from issuance of common stock	72	282	112
Tax (expense) benefit from stock option exercise	345	586	(8)
Sale (purchase) of shares of subsidiaries, net	(653)	1,428	735
Sale (purchase) of company shares by SERP, net	2,084	(95)	213
Withholding tax paid upon vesting of restricted stock units	(600)	(953)	(782)
Proceeds from cash surrender value of life insurance	416	--	--
Net cash provided (used) by financing activities	(6,062)	2,440	(6,586)
Effect of exchange rates on cash	(2,173)	(1,020)	(2,391)
Increase (decrease) in cash and cash equivalents	12,039	(22,541)	(45,365)
Cash and cash equivalents, beginning of year	13,023	35,564	80,929
Cash and cash equivalents, end of year	$25,062	$13,023	$35,564

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$1,651	$476	$229
Income taxes, net of refunds	$29,573	$23,027	$20,331

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2015, 2014 and 2013 (in thousands)
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Company Shares Held by SERP	Retained Earnings	Non- Controlling Interest	Total Equity
Balance December 31, 2012	22,799	$4,560	$133,809	$502	$(2,855)	$409,874	$1,644	$547,534
Net income						39,042	172	39,214
Quarterly dividends ($0.10 per share for 3 quarters)			6			(6,862)		(6,856)
Other comprehensive loss				(5,396)			236	(5,160)
Change in ownership percentage of subsidiary							(802)	(802)
Capital contributed by minority shareholder							2,385	2,385
Stock-based compensation	6	1	1,460					1,461
Exercise of stock options and RSU vesting, including tax benefit	54	11	93					104
Withholding tax on vested RSUs			(782)					(782)
Sale of Company stock held by SERP, net			144		69			213
Balance December 31, 2013	22,859	4,572	134,730	(4,894)	(2,786)	442,054	3,635	577,311
Net income						34,458	(252)	34,206
Quarterly dividends ($0.10 per share for 4 quarters)			8			(9,175)		(9,167)
Other comprehensive loss				(8,021)			565	(7,456)
Change in ownership percentage of subsidiary							(1,345)	(1,345)
Capital contributed by minority shareholder							1,583	1,583
Stock-based compensation	5	1	1,199					1,200
Exercise of stock options and RSU vesting, including tax benefit	66	13	855					868
Withholding tax on vested RSUs			(953)					(953)
Sale of Company stock held by SERP, net			48		(143)			(95)
Balance December 31, 2014	22,930	4,586	135,887	(12,915)	(2,929)	467,337	4,186	596,152
Net income						32,797	(831)	31,966
Quarterly dividends ($0.10 per share for 4 quarters)			8			(9,201)		(9,193)
Other comprehensive loss				(10,649)			(772)	(11,421)
Change in ownership percentage of subsidiary							(663)	(663)
Stock-based compensation	4	1	1,249					1,250
Exercise of stock options and RSU vesting, including tax benefit	54	11	406					417
Withholding tax on vested RSUs			(600)					(600)
Sale of Company stock held by SERP, net			933		1,151			2,084
Other							(134)	(134)
Balance December 31, 2015	22,988	$4,598	$137,883	$(23,564)	$(1,778)	$490,933	$1,786	$609,858
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands, except per share amounts unless otherwise specified)
1. Summary of Significant Accounting Policies

Basis of Presentation - The consolidated financial statements include the accounts of Astec Industries, Inc. and its domestic and foreign subsidiaries (the "Company"). The Company's significant wholly-owned and consolidated subsidiaries at December 31, 2015 are as follows:

Astec Australia Pty Ltd	Astec do Brasil Fabricacao de Equipamentos Ltda. (78% owned)
Astec, Inc.	Astec Insurance Company
Astec Mobile Machinery GmbH	Astec Mobile Screens, Inc.
Breaker Technology, Inc.	Breaker Technology Ltd.
Carlson Paving Products, Inc.	CEI Enterprises, Inc.
GEFCO, Inc.	Heatec, Inc.
Johnson Crushers International, Inc.	Kolberg-Pioneer, Inc.
Osborn Engineered Products SA (Pty) Ltd	Peterson Pacific Corp.
(96% owned)	Roadtec, Inc.
Telestack Limited	Telsmith, Inc.

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

Foreign Currency Translation - Subsidiaries located in Australia, Brazil, Canada, Germany, Northern Ireland, and South Africa operate primarily using local functional currencies. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting adjustments are presented as a separate component of accumulated other comprehensive income. Foreign currency transaction gains and losses, net are included in cost of sales and amounted to losses of $1,377, $1,971 and $522 in 2015, 2014 and 2013, respectively.

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

All financial assets and liabilities held by the Company at December 31, 2015 and 2014 are classified as Level 1 or Level 2, as summarized in Note 3, Fair Value Measurements.

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

Concentration of Credit Risk - The Company sells products to a wide variety of customers. Accounts receivable are carried at their outstanding principal amounts, less an allowance for doubtful accounts. The Company extends credit to its customers based on an evaluation of the customers' financial condition generally without requiring collateral, although the Company normally requires advance payments or letters of credit on large equipment orders. Credit risk is driven by conditions within the economy and the industry and is principally dependent on each customer's financial condition. To minimize credit risk, the Company monitors credit levels and financial conditions of customers on a continuing basis. After considering historical trends for uncollectible accounts, current economic conditions and specific customer recent payment history and financial stability, the Company records an allowance for doubtful accounts at a level which management believes is sufficient to cover probable credit losses. Amounts are deemed past due when they exceed the payment terms agreed to by the customer in the sales contract. Past due amounts are charged off when reasonable collection efforts have been exhausted and the amounts are deemed uncollectible by management. As of December 31, 2015, concentrations of credit risk with respect to receivables are limited due to the wide variety of customers.

Allowance for Doubtful Accounts - The following table represents a rollforward of the allowance for doubtful accounts for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31
	2015	2014	2013
Allowance balance, beginning of year	$2,248	$1,708	$2,143
Provision	18	1,011	629
Write offs	(357)	(465)	(1,042)
Other	(72)	(6)	(22)
Allowance balance, end of year	$1,837	$2,248	$1,708

Inventories - The Company's inventory is comprised of raw materials, work-in-process, finished goods and used equipment.

Raw material inventory is comprised of purchased steel and other purchased items for use in the manufacturing process or held for sale for the after-market parts business. The category also includes the manufacturing cost of completed equipment sub-assemblies produced for either integration into equipment manufactured at a later date or for sale in the Company's after-market parts business.

Work-in-process inventory consists of the value of materials, labor and overhead incurred to date in the manufacturing of incomplete equipment or incomplete equipment sub-assemblies being produced.

Finished goods inventory consists of completed equipment manufactured for sale to customers.

Used equipment inventory consists of equipment accepted in trade or purchased on the open market. The category also includes equipment rented to prospective customers on a short-term or month-to-month basis. Used equipment is valued at the lower of acquired or trade-in cost or market determined on each separate unit. Each unit of rental equipment is valued at its original manufacturing cost and is reduced by an appropriate reserve each month during the period of time the equipment is rented.

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

The Company reviews the individual items included in its finished goods, used equipment and rental equipment inventory on a model-by-model or unit-by-unit basis to determine if any item's net realizable value is below its carrying value. This analysis is expanded to include items in work-in-process and raw material inventory if factors indicate those items may also be impacted. In performing this review, judgments are made and, in addition to the factors discussed above, additional consideration is given to the age of the specific items of used or rental inventory, prior sales offers or lack thereof, the physical condition of the specific items and general market conditions for the specific items. Additionally, an analysis of raw material inventory is performed to calculate reserves needed for obsolete inventory based upon quantities of items on hand, the age of those items and their recent and expected future usage or sale.

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

The Company tests intangible assets with definite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. An impairment charge is recorded when the carrying value of the definite lived intangible asset is not recoverable by the future undiscounted cash flows expected to be generated from the use of the asset.

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

The fair value of reporting units that do not have goodwill are estimated using either the income or market approaches, depending on which approach is to be the most appropriate for each reporting unit. The fair value of the reporting units that serve operating units in supporting roles, such as the captive insurance company and the corporate reporting unit are estimated using the cost approach. The sum of the fair values of all reporting units is compared to the fair value of the consolidated Company, calculated using the market approach, which is inferred from the market capitalization of the Company at the date of the valuation, to confirm that the Company's estimation of the fair value of its reporting units is reasonable.

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

Self-Insurance Reserves - The Company retains the risk for a portion of its workers' compensation claims and general liability claims by way of a captive insurance company, Astec Insurance Company ("Astec Insurance" or "the captive"). Astec Insurance is incorporated under the laws of the state of Vermont. The objectives of Astec Insurance are to improve control over and reduce the cost of claims; to improve focus on risk reduction with the development of a program structure which rewards proactive loss control; and to ensure management participation in the defense and settlement process for claims.

For general liability claims, the captive is liable for the first $1,000 per occurrence and $3,000 per year in the aggregate. The Company carries general liability, excess liability and umbrella policies for claims in excess of amounts covered by the captive.

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

The Company has certain sales accounted for as multiple-element arrangements, whereby revenue attributable to the sale of a product is recognized when the product is shipped, and the revenue attributable to services provided with respect to the product (such as installation services) is recognized when the service is performed. Consideration is allocated to deliverables using the relative selling price method using vendor specific objective evidence, if it exists. Otherwise, the Company uses third-party evidence of selling price or the Company's best estimate of the selling price for the deliverables. The Company evaluates sales with multiple deliverable elements (such as an agreement to deliver equipment and related installation services) to determine whether revenue related to individual elements should be recognized separately, or as a combined unit. In addition to the previously mentioned general revenue recognition criteria, the Company only recognizes revenue on individual delivered elements when there is objective and reliable evidence that the delivered element has a determinable value to the customer on a standalone basis and there is no right of return.

The Company presents in the statements of income any taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between the Company and its customers, such as sales, use, value-added and some excise taxes, on a net (excluded from revenue) basis.

Advertising Expense - The cost of advertising is expensed as incurred. The Company incurred $4,231, $3,657, and $3,770 in advertising costs during 2015, 2014 and 2013, respectively, which is included in selling, general and administrative expenses.

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

Product Warranty Reserve - The Company accrues for the estimated cost of product warranties at the time revenue is recognized. Warranty obligations by product line or model are evaluated based on historical warranty claims experience. For equipment, the Company's standard product warranty terms generally include post-sales support and repairs of products at no additional charge for periods ranging from three months to two years or up to a specified number of hours of operation. For parts from component suppliers, the Company relies on the original manufacturer's warranty that accompanies those parts. Generally, Company fabricated parts are not covered by specific warranty terms. Although failure of fabricated parts due to material or workmanship is rare, if it occurs, the Company's policy is to replace fabricated parts at no additional charge.

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Estimated warranty obligations are based upon warranty terms, product failure rates, repair costs and current period machine shipments. If actual product failure rates, repair costs, service delivery costs or post-sales support costs differ from our estimates, revisions to the estimated warranty liability may be required.

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

Stock-based Compensation - The Company recognizes the cost of employee services received in exchange for equity awards in the financial statements based on the grant date calculated fair value of the awards. The Company recognizes stock-based compensation expense over the period during which an employee is required to provide service in exchange for the award (the vesting period).

The Company is in the final stages of implementing a similar RSU plan using available shares under the existing, shareholder approved, 2011 Incentive Plan, for performance during 2016 through 2018.

Earnings Per Share - Basic earnings per share is based on the weighted average number of common shares outstanding and diluted earnings per share includes potential dilutive effects of restricted stock units and shares held in the Company's supplemental executive retirement plan.

The following table sets forth a reconciliation of the number of shares used in the computation of basic and diluted earnings per share:

	Year Ended December 31
	2015	2014	2013
Denominator:
Denominator for basic earnings per share	22,934	22,819	22,749
Effect of dilutive securities:
Employee stock options and restricted stock units	123	176	218
Supplemental executive retirement plan	63	110	114
Denominator for diluted earnings per share	23,120	23,105	23,081

Antidilutive options were not included in the diluted earnings per share computation for the years presented. The number of antidilutive options in the three years ended December 31, 2015 was not material.

Derivatives and Hedging Activities - The Company recognizes all derivatives in the consolidated balance sheets at their fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through income or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative's change in fair value is immediately recognized in income. From time to time the Company's foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuation in currency exchange rates. See Note 13, Derivative Financial Instruments, regarding foreign exchange contracts outstanding at December 31, 2015 and 2014.

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

Subsequent Events Review - Management has evaluated events occurring between December 31, 2015 and the date these financial statements were filed with the Securities and Exchange Commission for proper recording or disclosure therein.

Immaterial Correction of an Error - During 2015, the Company determined that certain income tax accounts were not properly stated.  The error totaled $3,200 and arose prior to 2012.  The accompanying financial statements have been adjusted to reflect a $3,200 reduction of retained earnings as of December 31, 2014, 2013 and 2012 and a $3,200 reduction in prepaid expenses as of December 31, 2014.  The error had no impact on the Company's results of operations or net cash flows for the years ended December 31, 2015, 2014 or 2013.

Recent Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board ('FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers", which supersedes existing revenue guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The implementation of this new standard will require companies to use more judgment and to make more estimates than under current guidance. The standard, as amended, is effective for public companies for annual periods beginning after December 15, 2017. The Company plans to adopt the new standard effective January 1, 2018. The Company has not yet determined what impact, if any, the adoption of this new standard will have on the Company's financial position or results of operations.

In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory", which changes the measurement basis for inventory from the lower of cost or market to lower of cost and net realizable value and also eliminates the requirement for companies to consider replacement cost or net realizable value less an approximate normal profit margin when determining the recorded value of inventory. The standard is effective for public companies in fiscal years beginning after December 15, 2016, and the Company expects to adopt the standard effective January 1, 2017. The Company has not yet determined what impact, if any, the adoption of this new standard will have on the Company's financial position or results of operations.

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes", which requires all companies to classify deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. Also, companies will no longer allocate valuation allowances between current and noncurrent deferred tax assets because those allowances also will be classified as noncurrent.  The standard is effective for public entities for annual periods beginning on or after December 15, 2016 with early adoption permitted. The Company's prospective adoption of this standard for the year ended December 31, 2015 did not have a significant impact on the Company's financial position.

2. Inventories

Inventories consist of the following:

	December 31
	2015	2014
Raw materials and parts	$141,967	$149,171
Work-in-process	113,859	105,163
Finished goods	104,879	102,235
Used equipment	24,071	31,266
Total	$384,776	$387,835

3. Fair Value Measurements

The Company has various financial instruments that must be measured at fair value on a recurring basis, including marketable debt and equity securities held by Astec Insurance, and marketable equity securities held in an unqualified Supplemental Executive Retirement Plan ("SERP"). The financial assets held in the SERP also constitute a liability of the Company for financial reporting purposes. The Company's subsidiaries also occasionally enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.

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

As indicated in the tables below, the Company has determined that its financial assets and liabilities at December 31, 2015 and 2014 are level 1 and level 2 in the fair value hierarchy:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$445	$--	$--	$445
SERP mutual funds	2,864	--	--	2,864
Preferred stocks	742	--	--	742
Trading debt securities:
Corporate bonds	3,756	141	--	3,897
Municipal bonds	--	1,811	--	1,811
Floating rate notes	84	--	--	84
U.S. Treasury bills	404	--	--	404
Savings bonds	77	--	--	77
Other government bonds	--	2,755	--	2,755
Derivative financial instruments	--	1,265	--	1,265
Total financial assets	$8,372	$5,972	$--	$14,344
Financial Liabilities:
SERP liabilities	$--	$5,869	$--	$5,869
Total financial liabilities	$--	$5,869	$--	$5,869

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$532	$--	$--	$532
SERP mutual funds	3,195	--	--	3,195
Preferred stocks	973	--	--	973
Trading debt securities:
Corporate bonds	2,825	1,184	--	4,009
Municipal bonds	--	2,060	--	2,060
Floating rate notes	100	322	--	422
U.S. Treasury bills	622	--	--	622
Other government bonds	--	1,496	--	1,496
Derivative financial instruments	--	547	--	547
Total financial assets	$8,247	$5,609	$--	$13,856
Financial Liabilities:
SERP liabilities	$--	$8,128	$--	$8,128
Total financial liabilities	$--	$8,128	$--	$8,128

The Company reevaluates the volume of trading activity for each of its investments at the end of each reporting period and adjusts the level within the fair value hierarchy as needed. Due to increased trading activity, $292 of investments included in Level 2 at December 31, 2014 were transferred to Level 1 at December 31, 2015. In addition, due to decreased trading activity, $141 of investments included in Level 1 at December 31, 2014 were transferred to Level 2 at December 31, 2015.

4. Investments

The Company's trading securities consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
December 31, 2015
Trading equity securities	$4,160	$79	$188	$4,051
Trading debt securities	9,263	37	272	9,028
Total	$13,423	$116	$460	$13,079
December 31, 2014
Trading equity securities	$4,335	$374	$9	$4,700
Trading debt securities	8,573	107	71	8,609
Total	$12,908	$481	$80	$13,309

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

Net unrealized gains or losses incurred on investments still held as of the end of each reporting period amounted to losses of $429 and $17 in 2015 and 2014, respectively, and a gain of $175 in 2013.

5. Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Current U.S. accounting guidance provides that goodwill and indefinite-lived intangible assets be tested for impairment at least annually. The Company performs the required valuation procedures each year as of December 31 after the following year's forecasts are submitted and reviewed. The valuations performed in 2015, 2014 and 2013 indicated no impairment of goodwill.

The changes in the carrying amount of goodwill by reporting segment during the years ended December 31, 2015 and 2014 are as follows:

	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Balance, December 31, 2013	$8,719	$6,338	$--	$--	$15,057
Acquisition	--	18,256	--	--	18,256
Foreign currency translation	(135)	(1,183)	--	--	(1,318)
Balance, December 31, 2014	8,584	23,411	--	--	31,995
Purchase price adjustment	--	(178)	--	--	(178)
Foreign currency translation	(103)	(879)	--	--	(982)
Balance, December 31, 2015	$8,481	$22,354	$--	$--	$30,835

6. Intangible Assets

Intangible assets consisted of the following at December 31, 2015 and 2014:

	2015			2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Dealer network and customer relationships	$13,111	$5,552	$7,559	$13,600	$4,245	$9,355
Trade names	4,857	956	3,901	4,984	645	4,339
Other	4,966	2,849	2,117	5,471	1,893	3,578
Total	$22,934	$9,357	$13,577	$24,055	$6,783	$17,272

Amortization expense on intangible assets was $2,953, $2,735 and $1,066 for 2015, 2014 and 2013, respectively. Intangible asset amortization expense is expected to be $2,148, $2,012, $1,751, $1,223 and $1,140 in the years ending December 31, 2016, 2017, 2018, 2019 and 2020, respectively, and $5,303 thereafter.

7. Property and Equipment

Property and equipment consist of the following:

	December 31
	2015	2014
Land	$12,628	$14,024
Building and land improvements	132,353	146,266
Manufacturing and office equipment	214,545	235,623
Aviation equipment	14,151	13,698
Less accumulated depreciation	(203,471)	(222,001)
Total	$170,206	$187,610

Depreciation expense was $20,744, $21,343 and $20,966 for the years ended December 31, 2015, 2014 and 2013, respectively.

In October 2015, the Company recorded the sale of its Astec Underground facility for a net sales price of $9,599. The cost of closing the facility totaled $1,500, with $999 recorded in cost of sales and $501 in selling, general and administrative expenses in the year ended December 31, 2015.

8. Leases

The Company leases certain land, buildings and equipment for use in its operations under various operating leases. Total rental expense charged to operations under operating leases was approximately $2,786, $2,544 and $2,436 for the years ended December 31, 2015, 2014 and 2013, respectively.

Minimum rental commitments for all noncancelable operating leases at December 31, 2015 are as follows:

2016	$1,670
2017	1,433
2018	535
2019	393
2020	280
Thereafter	131
$4,442

9. Debt

On April 12, 2012, the Company and certain of its subsidiaries entered into an amended and restated credit agreement with Wells Fargo whereby Wells Fargo extended to the Company an unsecured line of credit of up to $100,000, including a sub-limit for letters of credit of up to $25,000. There were no outstanding revolving or term loan borrowings under the credit facility at December 31, 2015 or 2014. Letters of credit totaling $17,684 were outstanding under the credit facility as of December 31, 2015, resulting in additional borrowing ability of $82,316 on the credit facility as of December 31, 2015. The amended and restated agreement has a five-year term expiring in April 2017. Borrowings under the agreement are subject to an interest rate equal to the daily one-month LIBOR rate plus a 0.75% margin, resulting in a rate of 1.18% at December 31, 2015. The unused facility fee is 0.175%. Interest only payments are due monthly. The credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income, minimum tangible net worth and maximum allowed capital expenditures. The Company was in compliance with these covenants as of December 31, 2015.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd ("Osborn"), has a bank overdraft facility of $6,123 to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of December 31, 2015, Osborn had $686 in retention guarantees outstanding under the facility. The facility is guaranteed by Astec Industries, Inc. The overdraft's 0.75% unused facility fee is waived if 50% or more of the facility is utilized. As of December 31, 2015, Osborn had available credit under the facility of $5,437. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 9.50% as of December 31, 2015.

The Company's Brazilian subsidiary, Astec do Brasil Fabricacao de Equipamentos Ltda. ("Astec Brazil"), has outstanding working capital loans totaling $8,281 from a Brazilian bank with interest rates ranging from 10.4% to 20.8%. The loans have maturity dates ranging from December 2016 to April 2024 and are secured by letters of credit totaling $8,674 issued by Astec Industries, Inc. Additionally, Astec Brazil has various five-year equipment financing loans outstanding with other Brazilian banks in the aggregate of $1,401 as of December 31, 2015 that have interest rates ranging from 3.5% to 16.3%. These equipment loans have maturity dates ranging from September 2018 to April 2020. Astec Brazil's loans are included in the accompanying balance sheets as current maturities of long-term debt of $4,528 and long-term debt of $5,154 as of December 31, 2015.

Long-term debt maturities are expected to be $4,528, $2,556, $1,326, $346 and $215 in the years ending December 31, 2016, 2017, 2018, 2019 and 2020, respectively, and $711 thereafter.

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

Changes in the Company's product warranty liability during 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Reserve balance, beginning of year	$10,032	$12,716	$11,052
Warranty liabilities accrued	13,743	12,796	12,199
Warranty liabilities settled	(14,177)	(15,563)	(10,171)
Other	(498)	83	(364)
Reserve balance, end of year	$9,100	$10,032	$12,716

11. Accrued Loss Reserves

The Company accrues reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company. The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claim experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. Total accrued loss reserves at December 31, 2015 were $7,663 and $7,562 at December 31, 2014, of which $4,825 and $4,512 was included in other long-term liabilities at December 31, 2015 and 2014, respectively.

12. Pension and Retirement Plans
Prior to December 31, 2003, all employees of the Company's Kolberg-Pioneer, Inc. subsidiary were covered by a defined benefit pension plan. After December 31, 2003, all benefit accruals under the plan ceased and no new employees could become participants in the plan. Benefits paid under this plan are based on years of service multiplied by a monthly amount. The Company's funding policy for the plan is to make at least the minimum annual contributions required by applicable regulations.

The Company's investment strategy for the plan is to earn a rate of return sufficient to match or exceed the long- term growth of pension liabilities. The investment policy states that the Plan Committee in its sole discretion shall determine the allocation of plan assets among the following four asset classes: cash equivalents, fixed-income securities, domestic equities and international equities. The Plan Committee attempts to ensure adequate diversification of the invested assets through investment in an exchange traded mutual fund that invests in a diversified portfolio of stocks, bonds and money market securities.

The following provides information regarding benefit obligations, plan assets and the funded status of the plan:

	Pension Benefits
	2015	2014
Change in benefit obligation
Benefit obligation, beginning of year	$15,986	$13,815
Interest cost	596	620
Actuarial (gain)/loss	(417)	2,118
Benefits paid	(600)	(567)
Benefit obligation, end of year	15,565	15,986
Accumulated benefit obligation	$15,565	$15,986
Change in plan assets
Fair value of plan assets, beginning of year	$13,283	$12,693
Actual gain/(loss) on plan assets	(279)	819
Employer contribution	284	338
Benefits paid	(600)	(567)
Fair value of plan assets, end of year	12,688	13,283
Funded status, end of year	$(2,877)	$(2,703)
Amounts recognized in the consolidated balance sheets
Noncurrent liabilities	$(2,877)	$(2,703)
Net amount recognized	$(2,877)	$(2,703)
Amounts recognized in accumulated other comprehensive income consist of
Net loss	$6,098	$5,896
Net amount recognized	$6,098	$5,896
Weighted average assumptions used to determine benefit obligations as of December 31
Discount rate	4.28%	3.81%
Expected return on plan assets	7.00%	7.00%
Rate of compensation increase	N/A	N/A

The measurement date used for the plan was December 31. In determining the expected return on plan assets, the historical experience of the plan assets, the current and expected allocation of the plan assets and the expected long-term rates of return were considered.

All assets in the plan are invested in an exchange traded mutual fund (level 1 in the fair value hierarchy). The allocation of assets within the mutual fund as of December 31 and the target asset allocation ranges by asset category are as follows:

	Actual Allocation		2015 & 2014 Target Allocation Ranges
Asset Category	2015	2014
Equity securities	66.0%	65.6%	53 - 73%
Debt securities	30.7%	30.1%	21 - 41%
Money market funds	3.3%	4.3%	0 - 15%
Total	100.0%	100.0%

Net periodic benefit cost for 2015, 2014 and 2013 included the following components:

	Pension Benefits
	2015	2014	2013
Components of net periodic benefit cost
Interest cost	$596	$620	$561
Expected return on plan assets	(840)	(816)	(693)
Amortization of actuarial loss	500	295	536
Net periodic benefit cost	$256	$99	$404
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial (gain)/loss for the year	$702	$2,115	$(2,109)
Amortization of net loss	(500)	(295)	(536)
Total recognized in other comprehensive income	202	1,820	(2,645)
Total recognized in net periodic benefit cost and other comprehensive income	$458	$1,919	$(2,241)
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	3.81%	4.60%	3.82%
Expected return on plan assets	7.00%	7.00%	7.00%

No contributions are expected to be funded by the Company during 2016.

Amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit cost in 2016 for the amortization of a net loss is $480.

The following estimated future benefit payments are expected in the years indicated:

Pension Benefits
2016	$730
2017	730
2018	790
2019	840
2020	870
2021 - 2025	4,670

The Company sponsors a 401(k) defined contribution plan to provide eligible employees with additional income upon retirement. The Company's contributions to the plan are based on employee contributions. The Company's contributions totaled $5,292, $5,134 and $4,941 in 2015, 2014 and 2013, respectively.

The Company maintains a SERP for certain of its executive officers. The plan is a non-qualified deferred compensation plan administered by the Board of Directors of the Company, pursuant to which the Company makes quarterly cash contributions of a certain percentage of executive officers' compensation. Investments are self-directed by participants and can include Company stock. Upon retirement, participants receive their apportioned share of the plan assets in the form of cash.

Assets of the SERP consist of the following:

	December 31, 2015		December 31, 2014
	Cost	Market	Cost	Market
Company stock	$1,778	$2,560	$2,929	$4,401
Equity securities	3,402	3,309	3,368	3,727
Total	$5,180	$5,869	$6,297	$8,128

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

The change in the fair market value of Company stock held in the SERP results in a charge or credit to selling, general and administrative expenses in the consolidated statements of income because the acquisition cost of the Company stock in the SERP is recorded as a reduction of shareholders' equity and is not adjusted to fair market value; however, the related liability is adjusted to the fair market value of the stock as of each period end. The Company recognized expense of $241, $74 and $601 in 2015, 2014 and 2013, respectively, related to the change in the fair value of the Company stock held in the SERP.

13. Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency risk. From time to time the Company's foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates. The fair value of the derivative financial instrument is recorded on the Company's balance sheet and is adjusted to fair value at each measurement date. The changes in fair value are recognized in the consolidated statements of income in the current period. The Company does not engage in speculative transactions nor does it hold or issue derivative financial instruments for trading purposes. The average U.S. dollar equivalent notional amount of outstanding foreign currency exchange contracts was $12,561 during 2015. At December 31, 2015, the Company reported $935 of derivative assets in other current assets, $330 of derivative assets in other long-term assets and $22 of derivative liabilities in other current liabilities. The Company reported $434 of derivative assets in other current assets and $113 of derivative assets in other long-term assets at December 31, 2014. The Company recognized, as a component of cost of sales, net gains on the change in fair value of derivative instruments of $606, $438 and $1,061 for the years ended December 31, 2015, 2014 and 2013, respectively. There were no derivatives that were designated as hedges at December 31, 2015 or 2014.

14. Income Taxes

For financial reporting purposes, income before income taxes includes the following components:

	Year Ended December 31
	2015	2014	2013
United States	$57,846	$57,651	$53,315
Foreign	(5,873)	(4,045)	4,927
Income before income taxes	$51,973	$53,606	$58,242

The provision for income taxes consists of the following:

	Year Ended December 31
	2015	2014	2013
Current provision:
Federal	$19,758	$18,713	$16,239
State	2,553	2,992	2,785
Foreign	255	243	2,664
Total current provision	22,566	21,948	21,688
Deferred benefit:
Federal	(1,183)	(1,627)	(885)
State	(275)	(222)	(923)
Foreign	(1,101)	(699)	(852)
Total deferred benefit	(2,559)	(2,548)	(2,660)
Total provision (benefit):
Federal	18,575	17,086	15,354
State	2,278	2,770	1,862
Foreign	(846)	(456)	1,812
Total tax provision	$20,007	$19,400	$19,028

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. A reconciliation of the provision for income taxes at the statutory federal income tax rate to the amount provided is as follows:

	Year Ended December 31
	2015	2014	2013
Tax at the statutory federal income tax rate	$18,191	$18,762	$20,385
Qualified production activity deduction	(1,174)	(1,360)	(1,395)
State income tax, net of federal income tax	1,386	1,727	1,105
Other permanent differences	393	840	464
Research and development tax credits	(291)	(1,323)	(2,054)
Change in valuation allowance	2,036	1,675	810
Other items	(534)	(921)	(287)
Total tax provision	$20,007	$19,400	$19,028

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31
	2015	2014
Deferred tax assets:
Inventory reserves	$6,696	$6,539
Warranty reserves	2,774	2,988
Bad debt reserves	409	598
State tax loss carryforwards	3,006	2,377
Accrued vacation	2,055	2,060
SERP	275	1,231
Deferred compensation	1,328	1,255
Restricted stock units	1,893	2,256
Foreign exchange gains/losses	4,549	3,111
Pension and post-employment benefits	2,232	2,197
Foreign deferred tax assets	2,773	3,311
Foreign net operating losses	5,134	3,168
Other	3,460	3,267
Valuation allowances	(8,065)	(6,029)
Total deferred tax assets	28,519	28,329
Deferred tax liabilities:
Property and equipment	17,616	19,394
Amortization	1,019	1,087
Goodwill	1,917	2,014
Pension	1,305	1,313
Foreign tax rate differential	--	2,236
Foreign deferred tax liabilities	2,815	3,820
Total deferred tax liabilities	24,672	29,864
Total net deferred assets (liabilities)	$3,847	$(1,535)

In accordance with ASU No. 2015-17 Topic 740-10-65-4, the Company has prospectively adopted the early application of ASU No. 2015-17, thereby classifying all deferred taxes as noncurrent assets and noncurrent liabilities as of December 31, 2015. The reason for the change is to simplify the reporting of all deferred tax assets and liabilities on the balance sheet. The prior periods were not retrospectively adjusted.

As of December 31, 2015, the Company has state net operating loss carryforwards of $66,501, foreign net operating loss carryforwards of approximately $16,062, and state tax credit carryforwards of $864 for tax purposes, which will be available to offset future taxable income. If not used, these carryforwards will expire between 2016 and 2029. A significant portion of the valuation allowance for deferred tax assets relates to the future utilization of state and foreign net operating loss and state tax credit carryforwards. Future utilization of these net operating loss and state tax credit carryforwards is evaluated by the Company on a periodic basis and the valuation allowance is adjusted accordingly. In 2015, the valuation allowance on these carryforwards was increased by $2,111 due to uncertainty about whether certain entities will realize their state and foreign net operating loss carryforwards. The Company has also determined that the recovery of certain other deferred tax assets is uncertain. The valuation allowance for these deferred tax assets was decreased by $75 during 2015.

Undistributed earnings of the Company's Canadian subsidiary, Breaker Technology Ltd., and Northern Ireland subsidiary, Telestack Limited, are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon any future repatriation of their earnings, in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes due to Canada may have to be paid. The cumulative amount of Breaker Technology, Ltd.'s unrecovered basis difference is $9,300 as of December 31, 2015. The cumulative amount of Telestack Limited's unrecovered basis difference is $1,000 as of December 31, 2015. The determination of the unrecognized deferred tax liability on the basis difference is not practical at this time.

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by authorities for years prior to 2013. With few exceptions, the Company is no longer subject to state and local or non-U.S. income tax examinations by authorities for years prior to 2008.

The Company has a liability for unrecognized tax benefits of $603 and $2,585 (excluding accrued interest and penalties) as of December 31, 2015 and 2014, respectively. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized tax benefits of $123 and $107 in 2015 and 2014, respectively, for penalties and interest related to amounts that were settled for less than previously accrued. The net total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate is $618 and $2,722 at December 31, 2015 and 2014, respectively. The Company does not expect a significant increase or decrease to the total amount of unrecognized tax benefits within the next twelve months.

A reconciliation of the beginning and ending unrecognized tax benefits excluding interest and penalties is as follows:

	Year Ended December 31
	2015	2014	2013
Balance, beginning of year	$2,585	$1,933	$2,095
Additions for tax positions related to the current year	206	127	102
Additions for tax positions related to prior years	549	525	128
Reductions due to lapse of statutes of limitations	(162)	--	(149)
Decreases related to settlements with tax authorities	(2,575)	--	(243)
Balance, end of year	$603	$2,585	$1,933

The December 31, 2015 balance of unrecognized tax benefits includes no tax positions for which the ultimate deductibility is highly certain but the timing of such deductibility is uncertain. Accordingly, there is no impact to the deferred tax accounting for certain tax benefits.

15. Contingent Matters

Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of $1,881 at December 31, 2015. These arrangements expire at various dates through February 2019 and provide that the Company will receive the lender's full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements. The Company has recorded a liability of $133 related to these guarantees as of December 31, 2015.

In addition, the Company is contingently liable under letters of credit issued by Wells Fargo totaling $17,684 as of December 31, 2015, including $8,674 of letters of credit guaranteeing certain Astec Brazil bank debt. The outstanding letters of credit expire at various dates through November 2017. As of December 31, 2015, Osborn is contingently liable for a total of $686 in retention guarantees. As of December 31, 2015, Astec Australia is contingently liable for a total of $18 in performance bank guarantees. As of December 31, 2015, Telestack is contingently liable for a total of $618 in performance bond, advance payment and performance guarantees. The maximum potential amount of future payments under these letters of credit and guarantees for which the Company could be liable is $19,006 as of December 31, 2015.

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

16. Shareholders' Equity

Beginning in 2006 and again in 2011, the Company implemented five-year plans to award key members of management restricted stock units ("RSUs") each year based upon annual financial performance of the Company and its subsidiaries. Each five-year plan allows up to 700 of newly issued shares of Company stock to be granted to employees. RSUs awarded under the Company's 2006 and 2011 Incentive Plans were granted shortly after the end of each year from 2006 through 2015 based upon the performance of the Company and its individual subsidiaries, with additional RSU's granted based upon cumulative five-year performance. Generally, each award vests at the end of five years from the date of grant, or at the time a recipient retires after reaching age 65, if earlier. The fair value of the RSUs that vested during 2015, 2014 and 2013 was $2,785, $3,045 and $2,405, respectively. The grant date tax benefit was increased (reduced) by $336, $470 and $(77), respectively, upon the vesting of RSUs in 2015, 2014 and 2013.

Compensation expense of $1,019, $961 and $1,231 was recorded in the years ended December 31, 2015, 2014 and 2013, respectively, to reflect the fair value of RSUs granted (or anticipated to be granted for annual and five-year ended 2015 performance) less estimated forfeitures, amortized over the portion of the vesting period occurring during the period. Related income tax benefits of $362, $348 and $417 were recorded in 2015, 2014 and 2013, respectively. Based upon the grant date fair value of RSUs, it is anticipated that $2,016 of additional compensation costs will be recognized in future periods through 2021 for RSUs earned through December 31, 2015. The weighted average period over which this additional compensation cost will be expensed is 4.0 years. RSUs do not participate in Company paid dividends.

Changes in restricted stock units during the year ended December 31, 2015 are as follows:

	2015	Weighted Average Grant Date Fair Value
Unvested restricted stock units, beginning of year	197	$33.54
Units granted	22	42.77
Units forfeited	(6)	39.63
Units vested	(66)	28.70
Unvested restricted stock units, end of year	147	36.83

The grant date fair value of the restricted stock units granted during 2015, 2014 and 2013 was $937, $561 and $763, respectively.

17. Operations by Industry Segment and Geographic Area

The Company has three reportable segments, each of which is comprised of multiple business units that offer similar products and services and meet the requirements for aggregation. A brief description of each segment is as follows:

Infrastructure Group - This segment consists of five business units, three of which design, engineer, manufacture and market a complete line of portable, stationary and relocatable hot-mix asphalt plants, wood pellet plants, asphalt pavers, material transfer vehicles, stabilizers, milling machines, paver screeds and related ancillary equipment. The other two business units in this segment primarily operate as Company-owned dealers in the foreign countries in which they are domiciled.  These two business units sell, service and install products produced by the manufacturing subsidiaries of the Company, and a majority of their sales are to customers in the infrastructure industry.  The principal purchasers of the products produced by this group are asphalt producers, highway and heavy equipment contractors, wood pellet processors and foreign and domestic governmental agencies.

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

Energy Group - This segment consists of four business units that design, engineer, manufacture and market a complete line of drilling rigs for the oil and gas, geothermal and water well industries, high pressure diesel pump trailers for fracking and cleaning oil and gas wells, a variety of industrial heaters to fit a broad range of applications including heating equipment for refineries, roofing material plants, chemical processing, rubber plants, oil sands and energy related processing, heat transfer processing equipment, thermal fluid storage tanks, waste heat recovery equipment, whole-tree pulpwood and biomass chippers and horizontal grinders. The principal purchasers of products produced by this group are oil, gas and water well drilling industry contractors, processors of oil, gas and biomass for energy production and contractors in the construction and demolition recycling markets.

Corporate - This category consists of business units that do not meet the requirements for separate disclosure as an operating segment or inclusion in one of the other reporting segments and includes the Company's parent company, Astec Industries, Inc., and Astec Insurance. The Company evaluates performance and allocates resources to its operating segments based on profit or loss from operations before U.S. federal income taxes and corporate overhead and thus these costs are included in the Corporate category.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are valued at prices comparable to those for unrelated parties.

Segment information for 2015
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Revenues from external customers	$428,737	$370,813	$183,607	$--	$983,157
Intersegment revenues	22,947	28,701	16,010	--	67,658
Interest expense	258	1,005	10	338	1,611
Depreciation and amortization	6,907	10,719	5,553	899	24,078
Income taxes	1,224	764	(129)	18,148	20,007
Profit (loss)	33,890	30,690	3,609	(36,623)	31,566

Assets	567,936	496,089	256,978	306,511	1,627,514
Capital expenditures	8,043	8,807	4,049	389	21,288

Segment information for 2014
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Revenues from external customers	$386,356	$384,883	$204,356	$--	$975,595
Intersegment revenues	26,661	33,009	17,548	--	77,218
Interest expense	31	463	11	215	720
Depreciation and amortization	7,045	10,120	6,358	853	24,376
Income taxes	1,365	1,235	348	16,452	19,400
Profit (loss)	29,477	32,900	10,316	(35,270)	37,423

Assets	539,794	494,428	244,003	302,082	1,580,307
Capital expenditures	5,375	16,169	2,875	413	24,832

Segment information for 2013
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Revenues from external customers	$398,399	$350,514	$184,085	$--	$932,998
Intersegment revenues	21,682	45,435	12,857	--	79,974
Interest expense	13	12	4	394	423
Depreciation and amortization	7,417	7,906	6,114	828	22,265
Income taxes	1,567	2,642	46	14,773	19,028
Profit (loss)	32,814	33,031	4,005	(30,367)	39,483

Assets	502,831	427,565	223,389	315,560	1,469,345
Capital expenditures	6,214	15,649	5,510	300	27,673

The totals of segment information for all reportable segments reconciles to consolidated totals as follows:

	2015	2014	2013
Net income attributable to controlling interest
Total profit for reportable segments	$68,189	$72,693	$69,850
Corporate expenses, net	(36,623)	(35,270)	(30,367)
Net (income) loss attributable to non-controlling interest	831	252	(172)
Recapture (elimination) of intersegment profit	400	(3,217)	(269)
Total consolidated net income attributable to controlling interest	$32,797	$34,458	$39,042
Assets
Total assets for reportable segments	$1,321,003	$1,278,225	$1,153,785
Corporate assets	306,511	302,082	315,560
Elimination of intercompany profit in inventory	(7,496)	(7,896)	(4,679)
Elimination of intercompany receivables	(583,834)	(515,625)	(482,768)
Elimination of investment in subsidiaries	(223,500)	(227,051)	(195,199)
Other eliminations	(35,331)	(27,470)	(37,408)
Total consolidated assets	$777,353	$802,265	$749,291

Sales into major geographic regions were as follows:

	Year Ended December 31
	2015	2014	2013
United States	$722,287	$654,230	$599,054
Canada	54,321	61,898	70,991
Africa	45,671	47,940	62,911
South America (excluding Brazil)	32,454	49,797	33,526
Australia and Oceania	29,995	34,772	47,505
Other European Countries	23,867	12,365	15,428
Middle East	18,995	13,327	6,699
Other Asian Countries	9,513	17,018	5,836
Russia	8,466	25,589	17,440
Brazil	8,376	12,869	11,620
Post-Soviet States (excluding Russia)	8,345	8,245	25,849
Mexico	6,990	9,993	15,917
Central America (excluding Mexico)	4,404	9,275	5,620
Japan and Korea	3,574	4,377	1,749
India	2,706	1,743	3,672
West Indies	1,532	4,478	5,294
China	1,330	7,451	3,857
Other	331	228	30
Total foreign	260,870	321,365	333,944
Total consolidated sales	$983,157	$975,595	$932,998

Long-lived assets by major geographic region are as follows:

	December 31
	2015	2014
United States	$141,727	$150,425
Brazil	9,780	14,798
South Africa	5,116	7,295
Australia	4,351	5,111
Northern Ireland	5,116	5,065
Canada	2,987	3,592
Germany	1,129	1,324
Total foreign	28,479	37,185
Total	$170,206	$187,610

18. Accumulated Other Comprehensive Loss

The balance of related after-tax components comprising accumulated other comprehensive loss is summarized below:

	December 31
	2015	2014
Foreign currency translation adjustment	$(19,891)	$(9,384)
Unrecognized pension and post-retirement benefit cost, net of tax of $2,232 and $2,197, respectively	(3,673)	(3,531)
Accumulated other comprehensive loss	$(23,564)	$(12,915)

See Note 12, Pension and Retirement Plans, for discussion of the amounts recognized in accumulated other comprehensive income related to the Company's Kolberg-Pioneer, Inc. defined pension plan.

19. Other Income (Expense) - Net

Other income (expense), net consists of the following:

	Year Ended December 31
	2015	2014	2013
Investment income (loss)	$(381)	$64	$853
Licensing fees	641	831	764
Income from life insurance policies	1,204	--	--
Other	1,591	312	320
Total	$3,055	$1,207	$1,937

20. Business Combinations

On April 1, 2014, the Company purchased 100% of the stock of Telestack Limited ("Telestack") for a total purchase price of $36,183. The purchase price was paid in cash with $2,500 deposited into escrow for a period of time not to exceed one year and was subject to certain post-closing adjustments. The post-closing adjustments were finalized during the first quarter of 2015 resulting in a decrease in the purchase price of $178. The adjusted purchase price allocation includes the recognition of $18,078 of goodwill and $14,445 of other intangible assets based on the foreign exchange rate as of the acquisition date, consisting of trade names (15 year useful life), patents (5 to 10 year useful lives), non-compete agreements (3 year useful life) and customer relationships (11 year useful life).  Telestack's operating results are included in the Aggregate and Mining Group beginning in the second quarter of 2014.

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

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100 Performance Graph
for Astec Industries, Inc.

300.00
250.00
200.00
150.00
100.00
50.00
0.00

	2010	2011	2012	2013	2014	2015
Astec Industries Inc	100.00	99.38	106.84	124.80	128.28	134.15
NYSE/AMEX/NASDAQ Market (US Companies)	100.00	100.91	117.28	156.58	175.43	174.57
NYSE/AMEX/NASDAQ Stocks (SIC 3530-3537 US Comp) Construction, Mining, and Materials Handling Machinery and Equipment	100.00	93.91	92.81	110.50	99.64	74.42

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Astec Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ASTEC INDUSTRIES, INC. (Registrant)

BY: /s/ Benjamin J. Brock
Benjamin J. Brock, Chief Executive Officer and Director

Date: February 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Benjamin G. Brock	Chief Executive Officer and President (Principal Executive Officer) and Director	February 29, 2016
Benjamin G. Brock

/s/ David C. Silvious	Chief Financial Officer, Vice President and Treasurer (Principal Financial and Accounting Officer)	February 29, 2016
David C. Silvious

/s/ W. Norman Smith	Director	February 25, 2016
W. Norman Smith

/s/ William B. Sansom	Director	February 25, 2016
William B. Sansom

/s/ Charles F. Potts	Director	February 25, 2016
Charles F. Potts

/s/ Glen E. Tellock	Director	February 25, 2016
Glen E. Tellock

/s/ William D. Gehl	Director	February 25, 2016
William D. Gehl

/s/ Daniel K. Frierson	Director	February 25, 2016
Daniel K. Frierson

/s/ William G. Dorey	Director	February 25, 2016
William G. Dorey

/s/ James B. Baker	Director	February 25, 2016
James B. Baker

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

EXHIBITS FILED WITH ANNUAL REPORT
ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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