Form 10-Q
period 2016-03-31
ASTEC INDUSTRIES INC
filed 2016-05-06
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
OR
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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at April 28, 2016
Common Stock, par value $0.20	23,041,341

ASTEC INDUSTRIES, INC.
INDEX

PART I - Financial Information

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015

Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2016 and 2015

Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2016 and 2015

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015

Condensed Consolidated Statement of Equity for the Three Months Ended March 31, 2016

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II - Other Information

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 6. Exhibits

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements
Astec Industries, Inc. Condensed Consolidated Balance Sheets (in thousands) (unaudited)
	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$62,445	$25,062
Investments	1,654	1,539
Trade receivables	116,364	98,865
Other receivables	3,007	3,132
Inventories	389,504	384,776
Prepaid expenses and other	26,961	28,423
Total current assets	599,935	541,797
Property and equipment, net	171,205	170,206
Investments	12,243	11,540
Goodwill	30,452	30,835
Other long-term assets	21,945	22,975
Total assets	$835,780	$777,353
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$4,662	$4,528
Accounts payable	56,188	48,385
Accrued product warranty	10,397	9,100
Customer deposits	62,219	40,082
Accrued payroll and related liabilities	16,400	17,375
Accrued loss reserves	3,166	2,838
Accrued income taxes payable	6,161	103
Other current liabilities	23,448	19,601
Total current liabilities	182,641	142,012
Long-term debt	6,261	5,154
Deferred income tax liabilities	2,348	2,348
Other long-term liabilities	18,268	17,981
Total liabilities	209,518	167,495
Shareholders' equity	624,430	608,072
Non-controlling interest	1,832	1,786
Total equity	626,262	609,858
Total liabilities and equity	$835,780	$777,353

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Income (in thousands, except per share data) (unaudited)

	Three Months Ended March 31,
	2016	2015
Net sales	$278,721	$288,748
Cost of sales	206,765	222,703
Gross profit	71,956	66,045
Selling, general, administrative and engineering expenses	43,806	43,804
Income from operations	28,150	22,241
Interest expense	467	297
Other income, net of expenses	544	1,761
Income from operations before income taxes	28,227	23,705
Income taxes	10,549	8,788
Net income	17,678	14,917
Net loss attributable to non-controlling interest	(65)	(188)
Net income attributable to controlling interest	$17,743	$15,105

Earnings per common share
Net income attributable to controlling interest:
Basic	$0.77	$0.66
Diluted	$0.77	$0.65
Weighted average number of common shares outstanding:
Basic	22,965	22,904
Diluted	23,135	23,114
Dividends declared per common share	$0.10	$0.10

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Comprehensive Income (in thousands) (unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$17,678	$14,917
Other comprehensive income:
Change in unrecognized pension and post-retirement benefit costs	--	28
Income tax benefit on change in unrecognized pension and post-retirement benefit costs	--	27
Foreign currency translation adjustments	1,730	(6,258)
Income tax (provision) benefit on foreign currency translation adjustments	(335)	350
Other comprehensive income (loss)	1,395	(5,853)
Comprehensive income	19,073	9,064
Comprehensive income (loss) attributable to non-controlling interest	60	(537)
Comprehensive income attributable to controlling interest	$19,013	$9,601

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$17,678	$14,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,870	6,040
Provision (benefit) for doubtful accounts	289	(234)
Provision for warranties	3,615	4,146
Deferred compensation provision	380	392
Stock-based compensation	511	359
Tax benefit from stock incentive plans	--	(347)
Deferred income tax benefit	--	(2,013)
Gain on disposition of fixed assets	(71)	(13)
Distributions to SERP participants	(92)	--
Change in operating assets and liabilities:
Sale (purchase) of trading securities, net	(678)	327
Trade and other receivables	(17,667)	(22,001)
Inventories	(4,728)	(474)
Prepaid expenses	(4,042)	2,561
Other assets	1,384	1,952
Accounts payable	8,193	5,233
Accrued product warranty	(2,357)	(3,384)
Customer deposits	22,138	(10,902)
Prepaid and income taxes payable, net	9,745	10,544
Other	4,895	(507)
Net cash provided by operating activities	45,063	6,596
Cash flows from investing activities:
Expenditures for property and equipment	(5,054)	(6,873)
Proceeds from sale of property and equipment	111	55
Other	(12)	--
Net cash used by investing activities	(4,955)	(6,818)
Cash flows from financing activities:
Payment of dividends	(2,304)	(2,296)
Borrowings under bank loans	1,394	51,098
Repayments of bank loans	(1,120)	(50,012)
Tax benefit from stock issued under incentive plans	--	347
Sale (purchase) of Company shares held by SERP, net	(20)	2,003
Withholding tax paid upon vesting of restricted stock units	(1,022)	(600)
Net cash provided (used) by financing activities	(3,072)	540
Effect of exchange rates on cash	347	(877)
Net increase (decrease) in cash and cash equivalents	37,383	(559)
Cash and cash equivalents, beginning of period	25,062	13,023
Cash and cash equivalents, end of period	$62,445	$12,464

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc.
Condensed Consolidated Statement of Equity
For the Three Months Ended March 31, 2016
(in thousands)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accum-ulated Other Compre- hensive Loss	Company Shares Held by SERP	Retained Earnings	Non- controlling Interest	Total Equity
Balance, December 31, 2015	22,988	$4,598	$137,883	$(23,564)	$(1,778)	$490,933	$1,786	$609,858
Net income	--	--	--	--	--	17,743	(65)	17,678
Other comprehensive income	--	--	--	1,395	--	--	125	1,520
Dividends declared	--	--	2	--	--	(2,306)	--	(2,304)
Stock-based compensation	1	--	511	--	--	--	--	511
Stock issued under incentive plans	52	10	(10)	--	--	--	--	--
Withholding tax paid upon vesting of RSUs	--	--	(1,022)	--	--	--	--	(1,022)
SERP transactions, net	--	--	7	--	(27)	--	--	(20)
Cumulative effect of adopting ASU No. 2016-09	--	--	150	--	--	(95)	--	55
Other	--	--	--	--	--	--	(14)	(14)
Balance, March 31, 2016	23,041	$4,608	$137,521	$(22,169)	$(1,805)	$506,275	$1,832	$626,262

See Notes to Unaudited Condensed Consolidated Financial Statements

ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands, except per share amounts, unless otherwise specified)

Note 1.  Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Astec Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2015.

The unaudited condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Dollar and share amounts shown are in thousands, except per share amounts, unless otherwise specified.

Certain amounts previously reported for 2015 have been reclassified to conform with current year presentation.

Recent Accounting Pronouncements
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

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments—Overall (Subtopic 825-10)", which requires, among other things, equity investments with readily determinable fair values, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income.  The standard is effective for public companies in fiscal years beginning after December 15, 2017, and the Company expects to adopt the standard effective January 1, 2018. The Company has not yet determined what impact, if any, the adoption of this new standard will have on the Company's financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)", which significantly changes the accounting for operating leases by lessees.  The accounting applied by lessors is largely unchanged from that applied under previous guidance.  The new guidance requires lessees to recognize lease assets and lease liabilities in the balance sheet, initially measured at the present value of the lease payments, for leases which were classified as operating leases under previous guidance.  Lease cost included in the statement of income will be calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis.  Lessees may make an accounting policy election to exclude leases with a term of 12 months or less from the requirement to record related assets and liabilities.  The new standard is effective for public companies for fiscal years beginning after December 15, 2018.  The Company plans to adopt the new standard effective January 1, 2019.  The Company has not yet determined what impact the adoption of this new standard will have on the Company's financial position or results of operations.

In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606)", which does not change the core principles of ASU No. 2014-09 discussed above, but rather clarifies the implementation guidance in order to eliminate the potential for diversity in practice arising from inconsistent application of the principal versus agent guidance.  Under the new guidance, when an entity determines it is a principal in a transaction, the entity recognizes revenue in the gross amount of consideration; however in transactions where an entity determines it in an agent, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled.  The standard is effective for public companies for annual periods beginning after December 15, 2017. The Company plans to adopt the new standard effective January 1, 2018. The Company has not yet determined what impact, if any, the adoption of this new standard will have on the Company's financial position or results of operations.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718)", as part of its Simplification Initiative.  The standard's provisions impact several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows.  The standard is effective for public companies for annual periods beginning after December 15, 2016, with early adoption permitted. The Company adopted the new standard effective January 1, 2016 and has recorded a cumulative effect adjustment in retained earnings as of January 1, 2016 of $95, net of tax, related to the adoption of the new provisions allowing for restricted stock unit forfeitures to be accounted for at the time they occur as opposed to being estimated during the vesting period.  Additionally, income tax benefits of $209, which would have been recorded in additional paid-in-capital under prior guidance, have been recorded in the first quarter 2016 consolidated income statement related to excess tax benefits resulting from the vesting of restricted stock units in 2016.  As allowed under the provision's guidelines, amounts for 2015 have not been restated in the accompanying financial statements.

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

The following table sets forth the computation of net income attributable to controlling interest and the number of basic and diluted shares used in the computation of earnings per share:

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income attributable to controlling interest	$17,743	$15,105
Denominator:
Denominator for basic earnings per share	22,965	22,904
Effect of dilutive securities:
Employee stock options and restricted stock units	106	145
Supplemental Executive Retirement Plan	64	65
Denominator for diluted earnings per share	23,135	23,114

Note 3.  Receivables
Receivables are net of allowances for doubtful accounts of $2,118 and $1,837 as of March 31, 2016 and December 31, 2015, respectively.

Note 4.  Inventories
Inventories consist of the following:

	March 31, 2016	December 31, 2015
Raw materials and parts	$149,471	$141,967
Work-in-process	132,305	113,859
Finished goods	82,419	104,879
Used equipment	25,309	24,071
Total	$389,504	$384,776

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

Note 5.  Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation of $207,856 and $203,471 as of March 31, 2016 and December 31, 2015, respectively.

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

The carrying amount of cash and cash equivalents, trade receivables, other receivables, revolving debt, accounts payable and long-term debt approximates their fair value because of their short-term nature and/or interest rates associated with the instruments.  Investments are carried at their fair value based on quoted market prices for identical or similar assets or, where no quoted prices exist, other observable inputs for the asset.  The fair values of foreign currency exchange contracts are based on quotations from various banks for similar instruments using models with market based inputs.

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

As indicated in the tables below (which excludes the Company's pension assets), the Company has determined that all of its financial assets and liabilities as of March 31, 2016 and December 31, 2015 are Level 1 and Level 2 in the fair value hierarchy as defined above:

	March 31, 2016
	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$453	$-	$453
SERP mutual funds	2,895	--	2,895
Preferred stocks	1,008	--	1,008
Trading debt securities:
Corporate bonds	2,821	621	3,442
Municipal bonds	--	3,036	3,036
Floating rate notes	72	--	72
Asset backed securities	--	779	779
Savings bonds	84	--	84
Other	--	2,128	2,128
Derivative financial instruments	--	488	488
Total financial assets	$7,333	$7,052	$14,385

Financial Liabilities:
SERP liabilities	$--	$6,307	$6,307
Derivative financial instruments	--	526	526
Total financial liabilities	$--	$6,833	$6,833

	December 31, 2015
	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$445	$--	$445
SERP mutual funds	2,864	--	2,864
Preferred stocks	742	--	742
Trading debt securities:
Corporate bonds	3,756	141	3,897
Municipal bonds	--	1,811	1,811
Floating rate notes	84	--	84
U.S. Treasury bills	404	--	404
Savings bonds	77	--	77
Other	--	2,755	2,755
Derivative financial instruments	--	1,265	1,265
Total financial assets	$8,372	$5,972	$14,344

Financial Liabilities:
SERP liabilities	$-	$5,869	$5,869
Total financial liabilities	$-	$5,869	$5,869

The Company reevaluates the volume of trading activity for each of its investments at the end of each quarter and adjusts the level within the fair value hierarchy as needed.  Three bond investments with a combined March 31, 2016 market value of $636 changed from Level 1 in the hierarchy at December 31, 2015 to Level 2 at March 31, 2016 due to a reduction in trading activity.

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

Net unrealized gains or losses incurred on investments held as of March 31, 2016 and December 31, 2015 amounted to net losses of $238 and $429, respectively.

Note 7.  Debt
On April 12, 2012, the Company and certain of its subsidiaries entered into an amended and restated credit agreement whereby Wells Fargo extended to the Company an unsecured line of credit of up to $100,000, including a sub-limit for letters of credit of up to $25,000. There were no borrowings outstanding under the agreement at any time during the three-month period ended March 31, 2016.  Letters of credit totaling $17,569, including $11,874 of letters of credit issued to banks in Brazil to secure the local debt of Astec do Brasil Fabricacao de Equipamentos Ltda. ("Astec Brazil"), were outstanding under the credit facility as of March 31, 2016, resulting in additional borrowing ability of $82,431 under the credit facility. The credit agreement has a five-year term expiring in April 2017. Borrowings under the agreement are subject to an interest rate equal to the daily one-month LIBOR rate plus a 0.75% margin, resulting in a rate of 1.19% as of March 31, 2016. The unused facility fee is 0.175%. Interest only payments are due monthly. The amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income, minimum tangible net worth and maximum allowed capital expenditures. The Company was in compliance with these covenants as of March 31, 2016.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd ("Osborn"), has a credit facility of $6,457 with a South African bank to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of March 31, 2016, Osborn had no borrowings outstanding under the facility but did have $1,351 in performance, advance payment and retention guarantees outstanding under the facility. The facility has been guaranteed by Astec Industries, Inc., but is otherwise unsecured. A 0.75% unused facility fee is charged if less than 50% of the facility is utilized. As of March 31, 2016, Osborn had available credit under the facility of $5,106. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 10.5% as of March 31, 2016.

The Company's Brazilian subsidiary, Astec Brazil, has outstanding working capital loans totaling $9,502 from three Brazilian banks with interest rates ranging from 10.4% to 20.8%.  The loans' maturity dates range from December 2016 to April 2024 and the debts are secured by Astec Brazil's manufacturing facility and also by letters of credit totaling $11,874 issued by Astec Industries, Inc.  Additionally, Astec Brazil has various 5-year equipment financing loans outstanding with two Brazilian banks in the aggregate of $1,421 as of March 31, 2016 that have interest rates ranging from 3.5% to 16.3%.  These equipment loans have maturity dates ranging from September 2018 to April 2020.  Astec Brazil's loans are included in the accompanying balance sheets as current maturities of long-term debt ($4,662) and long-term debt ($6,261).

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

Changes in the Company's product warranty liability for the three-month periods ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
Reserve balance, beginning of the period	$9,100	$10,032
Warranty liabilities accrued	3,615	4,146
Warranty liabilities settled	(2,357)	(3,384)
Other	39	(99)
Reserve balance, end of the period	$10,397	$10,695

Note 9.  Accrued Loss Reserves
The Company records reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company.  The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events.  Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future.  Total accrued loss reserves were $7,911 as of March 31, 2016 and $7,663 as of December 31, 2015, of which $4,745 and $4,825 were included in other long-term liabilities as of March 31, 2016 and December 31, 2015, respectively.

Note 10.  Income Taxes
The Company's combined effective income tax rates were 37.4% and 37.1% for the three-month periods ended March 31, 2016 and 2015, respectively.  The Company's effective tax rate for the three-month period ended March 31, 2016 includes the effect of state income taxes and other discrete items as well as a benefit for research and development credits.  The Company's effective tax rate for the three-month period ended March 31, 2015 includes the effect of state income taxes and other discrete items but does not include benefits for the research and development credits as legislation extending the 2015 research and development credit was not enacted by Congress until the fourth quarter of 2015.

The Company's recorded liability for uncertain tax positions as of March 31, 2016 has decreased by approximately $284 as compared to December 31, 2015 as the result of a tax audit settlement related to tax years 2011 and 2012.

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

Energy Group - This segment consisted of five business units through May 2015 that design, engineer, manufacture and market a complete line of drilling rigs for the oil and gas, geothermal and water well industries, high pressure diesel pump trailers for fracking and cleaning oil and gas wells, a variety of industrial heaters to fit a broad range of applications including heating equipment for refineries, oil sands and energy related processing, heat transfer processing equipment, thermal fluid storage tanks, waste heat recovery equipment, whole-tree pulpwood and biomass chippers and horizontal grinders. The principal purchasers of products produced by this group are oil, gas and water well drilling industry contractors, processors of oil, gas and biomass for energy production and contractors in the construction and demolition recycling markets.  Effective May 31, 2015, the Company's Astec Underground, Inc. business unit in Loudon, Tennessee ceased operations and responsibility for its product lines was transferred to the Company's GEFCO, Inc. subsidiary in Enid, Oklahoma.  The Loudon facility was sold in October 2015.

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

Segment Information:
	Three Months Ended March 31, 2016
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$153,114	$92,488	$33,119	$-	$278,721
Intersegment sales	3,173	4,851	3,466	-	11,490
Gross profit (loss)	39,837	25,148	7,082	(111)	71,956
Gross profit percent	26.0%	27.2%	21.4%	-	25.8%
Segment profit (loss)	$21,863	$9,538	$(192)	$(14,226)	$16,983

	Three Months Ended March 31, 2015
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$135,045	$106,412	$47,291	$-	$288,748
Intersegment sales	5,104	10,684	7,477	-	23,265
Gross profit	30,946	25,972	9,119	8	66,045
Gross profit percent	22.9%	24.4%	19.3%	-	22.9%
Segment profit (loss)	$15,511	$11,594	$163	$(11,965)	$15,303

A reconciliation of total segment profits to the Company's consolidated totals is as follows:

	Three Months Ended March 31,
	2016	2015
Total segment profits	$16,983	$15,303
Recapture (elimination) of intersegment profit	695	(386)
Net income	17,678	14,917
Net loss attributable to non-controlling interest in subsidiaries	(65)	(188)
Net income attributable to controlling interest	$17,743	$15,105

Note 12.  Contingent Matters
Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of $1,947 as of March 31, 2016.  The maximum potential amount of future payments for which the Company would be liable was equal to $1,947 as of March 31, 2016.  These arrangements also provide that the Company will receive the lender's full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements.  The Company has recorded a liability of $128 related to these guarantees as of March 31, 2016.

In addition, the Company is contingently liable under letters of credit issued by Wells Fargo totaling $17,569 as of March 31, 2016, including $11,874 of letters of credit that guarantee certain Astec Brazil bank debt.  The outstanding letters of credit expire at various dates through March 2019.  As of March 31, 2016, Osborn is contingently liable for a total of $1,351 in performance letters of credit, advance payments and retention guarantees.  The maximum potential amount of future payments under these letters of credit and guarantees for which the Company could be liable is $18,920 as of March 31, 2016.

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

Note 13.  Shareholders' Equity
Under the Company's long-term incentive plans, key members of management may be issued restricted stock units ("RSUs") each year based upon the annual financial performance of the Company and its subsidiaries. The number of RSUs granted each year is determined based upon the performance of individual subsidiaries and consolidated annual financial performance.  Generally, for RSUs granted through February 2016, each award will vest at the end of five years from the date of grant, or at the time a recipient retires after reaching age 65, if earlier. Future awards will vest at the end of three years from the date of grant or at the time a recipient retires after reaching age 65, if earlier.

A total of 76 and 66 RSUs vested during the three-month periods ended March 31, 2016 and 2015, respectively.  The Company withheld 24 and 14 shares due to statutory payroll tax withholding requirements upon the vesting of the RSUs in the first three months of 2016 and 2015, respectively, and used Company funds to remit the related required minimum withholding taxes to the various tax authorities.  The vesting date fair value of the RSUs that vested during the first three months of 2016 and 2015 was $3,204 and $2,785, respectively.  Compensation expense of $453 and $301 was recorded in the three-month periods ended March 31, 2016 and 2015, respectively, to reflect the fair value of RSUs granted (or anticipated to be granted for 2016 performance) amortized over the portion of the vesting period occurring during the periods.

Note 14.  Other Income, Net of Expenses
Other income, net of expenses for the three-month periods ended March 31, 2016 and 2015 is presented below:

	Three Months Ended March 31,
	2016	2015
Interest income	$288	$137
Income from life insurance policies	--	1,204
Loss on investments	(36)	(22)
License fee income	195	263
Other	97	179
Total	$544	$1,761

Note 15.  Derivative Financial Instruments
The Company is exposed to certain risks related to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency risk.  From time to time the Company's foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.  The fair value of the derivative financial instrument is recorded on the Company's balance sheet and is adjusted to fair value at each measurement date.  The changes in fair value are recognized in the consolidated statements of income in the current period.  The Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes.  The average U.S. dollar equivalent notional amount of outstanding foreign currency exchange contracts was $13,546 during the three-month period ended March 31, 2016. The Company reported $287 of derivative assets in other current assets, $201 of derivative assets in other long-term assets and $526 of derivative liabilities in other current liabilities at March 31, 2016.  At December 31, 2015, the Company reported $935 of derivative assets in other current assets, $330 of derivative assets in other long-term assets and $22 of derivative liabilities in other current liabilities. The Company recognized, as a component of cost of sales, a net loss of $661 and a net gain of $418 on the changes in fair value of derivative financial instruments in the three-month periods ended March 31, 2016 and 2015, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words "will," "would," "should," "could," "may," "believes," "anticipates," "intends," "forecasts" and "expects" and similar expressions.  Such forward-looking statements include, without limitation, statements regarding the Company's expected sales and results of operations during 2016, the Company's expected capital expenditures in 2016, the expected benefit and impact of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through March 31, 2017, the amount and impact of any current or future state or federal funding for transportation construction programs, the need for road improvements, the amount and impact of other public sector spending and funding mechanisms, changes in the economic environment as it affects the Company, the market confidence of customers and dealers, the Company being called upon to fulfill certain contingencies, the expected dates of granting of restricted stock units, changes in interest rates and the impact of such changes on the financial results of the Company, changes in the prices of steel and oil and the impact of such changes generally and on the demand for the Company's products, customer's buying decisions, the Company's business, the ability of the Company to offset future changes in prices in raw materials, the change in the strength of the dollar and the level of the Company's presence and sales in international markets, the impact that further development of domestic oil and natural gas production capabilities would have on the domestic economy and the Company's business, the seasonality of the Company's business, the Company's investments, the percentage of the Company's equipment sold directly to end users, the amount or value of unrecognized tax benefits, the impact of IRS tax regulations, payment of dividends by the Company, and the ultimate outcome of the Company's current claims and legal proceedings.

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

The risks and uncertainties identified herein under the caption "Item 1A. Risk Factors" in Part II of this Report, elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, should be carefully considered when evaluating the Company's business and future prospects.

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

Astec Industries, Inc. currently consists of 19 companies: 15 manufacturing companies, 2 companies that operate as dealers for the manufacturing companies, a captive insurance company and the parent company.  The companies fall within three reportable operating segments:

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

Energy Group – This segment consisted of five business units through May 2015 that design, engineer, manufacture and market a complete line of drilling rigs for the oil and gas, geothermal and water well industries, high pressure diesel pump trailers for fracking and cleaning oil and gas wells, a variety of industrial heaters to fit a broad range of applications including heating equipment for refineries, oil sands and energy related processing, heat transfer processing equipment, thermal fluid storage tanks, waste heat recovery equipment, and whole-tree pulpwood and biomass chippers and horizontal grinders. The principal purchasers of products produced by this group are oil, gas and water well drilling industry contractors, processors of oil, gas and biomass for energy production and contractors in the construction and demolition recycling markets. Effective May 31, 2015, the Company's Astec Underground, Inc. business unit in Loudon, Tennessee ceased operations and responsibility for its product lines was transferred to the Company's GEFCO, Inc. subsidiary in Enid, Oklahoma. The Company sold the Loudon, Tennessee facility in October 2015.

Individual Company subsidiaries included in the composition of the Company's segments are as follows:

1.	Infrastructure Group – Astec, Inc., Roadtec, Inc., Carlson Paving Products, Inc., Astec Australia, Pty Ltd and Astec Mobile Machinery GmbH.
2.
Aggregate and Mining Group – Telsmith, Inc., Kolberg-Pioneer, Inc., Johnson Crushers International, Inc., Osborn Engineered Products SA (Pty) Ltd, Breaker Technology, Inc., Astec Mobile Screens, Inc., Astec do Brasil Fabricacao de Equipamentos LTDA and Telestack Ltd.

3.	Energy Group – Heatec, Inc., CEI, Inc., GEFCO, Inc., Peterson Pacific, Inc. and Astec Underground, Inc. (through May 2015)
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

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and its impact on customers' purchasing decisions and the price of steel may each affect the Company's financial performance. Economic downturns generally result in decreased purchasing by the Company's customers, which, in turn, causes reductions in sales and increased pricing pressure on the Company's products. Rising interest rates also typically negatively impact customers' attitudes toward purchasing equipment. The Federal Reserve has maintained historically low interest rates in response to the recent economic downturn; however, interest rates may increase during the remainder of 2016 and thereafter.

Significant portions of the Company's revenues relate to the sale of equipment involved in the production, handling, recycling or installation of asphalt mix. Liquid asphalt is a by-product of oil production. An increase in the price of oil increases the cost of asphalt, which is likely to decrease demand for asphalt and therefore decrease demand for certain Company products. While increasing oil prices may have a negative financial impact on many of the Company's customers, the Company's equipment can use a significant amount of recycled asphalt pavement, thereby mitigating the effect of increased oil prices on the final cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt mix. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. The Company's asphalt producers and road building customers appear to be adapting their prices in response to the fluctuating oil prices, and the fluctuations did not appear to significantly impair equipment purchases in 2015 or the first three months of 2016. The Company expects oil prices to continue to fluctuate during the remainder of 2016 and thereafter.  Minor fluctuations in oil prices should not have a significant impact on customers' buying decisions. However, political uncertainty in oil producing countries, interruptions in oil production due to disasters, whether natural or man-made, or other economic factors could significantly impact oil prices, which could negatively impact demand for the Company's products.

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

Steel is a major component in the Company's equipment. Steel prices increased moderately during the first quarter of 2016. This trend is continuing into the second quarter of 2016, and we anticipate the trend will continue into the third quarter of 2016 if United States demand stays on track. The Company continues to utilize forward-looking contracts coupled with advanced steel purchases to minimize the impact of any price increases.  The Company will review the trends in steel prices in the second half of 2016 and establish future contract pricing accordingly.

In addition to the factors stated above, many of the Company's markets are highly competitive, and its products compete worldwide with a number of other manufacturers and dealers that produce and sell similar products. A weak dollar, combined with improving economic conditions in certain foreign economies, had a positive impact on the Company's international sales in 2010 through mid-2012. The strengthening of the U.S. dollar against many foreign currencies during the later portion of 2012 through the first quarter of 2016 has negatively impacted pricing and the Company's backlog at March 31, 2016 in certain foreign markets.  Increasing domestic interest rates or weakening economic conditions abroad could cause the dollar to further strengthen, which could negatively impact the Company's international sales.

In the United States and internationally, the Company's equipment is marketed directly to customers as well as through dealers. In recent years, approximately 75% to 80% of equipment sold by the Company was sold directly to the end user. The Company expects this ratio to remain relatively consistent through the end of 2016.

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

The non-union employees of each subsidiary have the opportunity to earn profit-sharing incentives in the aggregate of up to 10% of each subsidiary's after-tax profit if such subsidiary meets established goals. These goals are based on the subsidiary's return on capital employed, EBITDA as a percent of sales and safety. The profit-sharing incentives for subsidiary presidents are normally paid from a separate corporate pool.

Results of Operations

Net Sales
Net sales for the first quarter of 2016 were $278,721 compared to $288,748 for the first quarter of 2015, a decrease of $10,027 or 3.5%. Sales are generated primarily from new equipment and parts sales to domestic and international customers.  Increased sales of $18,069 in the Infrastructure Group were offset by decreased sales of $13,924 in the Aggregate and Mining Group and $14,172 in the Energy Group.  Domestic sales in the Infrastructure group are continuing to be positively impacted by effects of the long-term federal highway bill enacted in December 2015; however, other sales are being negatively impacted by low oil prices, the strong U.S. dollar and the continuing downturn in the mining sector.  Sales reported by the Company's foreign subsidiaries in U.S. dollars for the first quarter of 2016 would have been $4,058 higher had 2016 foreign exchange rates been the same as first quarter 2015 rates.

Domestic sales for the first quarter of 2016 were $234,247 or 84.0% of consolidated net sales compared to $211,053 or 73.1% of consolidated net sales for the first quarter of 2015, an increase of $23,194 or 11.0%. Domestic sales for the first quarter of 2016 as compared to the first quarter of 2015 increased $26,918 in the Infrastructure Group but decreased $4,120 in the Energy Group while remaining relatively flat in the Aggregate and Mining Group.

International sales for the first quarter of 2016 were $44,474 or 16.0% of consolidated net sales compared to $77,695 or 26.9% of consolidated net sales for the first quarter of 2015, a decrease of $33,221 or 42.8%. International sales decreased $8,849 in the Infrastructure Group, $14,322 in the Aggregate and Mining Group and $10,052 in the Energy Group.  The decreases in international sales occurred primarily in Canada, the Middle East, Australia, Africa, post-Soviet States and South America, offset by small increases in sales in Mexico, Japan and China.  International sales volumes continue to be negatively impacted by the strength of the U.S. dollar as compared to the currencies in many of the countries in which the Company operates, low oil and gas pricing, as well as the continuing downturn in the mining and oil and gas sectors.

Parts sales for the first quarter of 2016 were $74,053 compared to $73,089 for the first quarter of 2015, an increase of $964 or 1.3%.  Parts sales as a percentage of net sales increased 130 basis points from 25.3% for the first quarter of 2015 to 26.6% for the first quarter of 2016.  Parts sales increased in the Infrastructure Group but decreased in the Aggregate and Mining Group and the Energy Group.

Gross Profit
Consolidated gross profit increased $5,911 or 8.9% to $71,956 for the first quarter of 2016 compared to $66,045 for the first quarter of 2015.  Gross profit as a percentage of sales increased 290 basis points to 25.8% for the first quarter of 2016 compared to 22.9% for the first quarter of 2015 due to a combination of favorable product mix, lower manufacturing costs due to lean initiatives, improved foreign exchange gains/losses and recapture of intercompany profits previously deferred due to reductions in intercompany inventory during the first quarter of 2016.

Selling, General, Administrative and Engineering Expenses
Selling, general, administrative and engineering expenses were relatively flat between periods at $43,806 or 15.7% of net sales for the first quarter of 2016, compared to $43,804 or 15.2% of net sales for the first quarter of 2015.

Interest Expense
Interest expense for the first quarter of 2016 increased $170 to $467 from $297 for the first quarter of 2015.  The increase in interest expense is primarily due to interest on tax return audits and increased interest on bank borrowings by the Company's foreign subsidiary located in Brazil.

Other Income, Net of Expenses
Other income, net of expenses was $544 for the first quarter of 2016 compared to $1,761 for the first quarter of 2015, a decrease of $1,217 due primarily to $1,204 of key-man life insurance proceeds being recorded in the first quarter of 2015.

Income Tax Expense
The Company's combined effective income tax rate was 37.4% for the first quarter of 2016 compared to 37.1% for the first quarter of 2015.  The unusually high tax rate in each period is due primarily to the Company's inability to book tax benefits on losses in certain of the Company's foreign companies and increased state effective tax rates.

Net Income
The Company had net income attributable to controlling interest of $17,743 for the first quarter of 2016 compared to $15,105 for the first quarter of 2015, an increase of $2,638 or 17.5%. Net income attributable to controlling interest per diluted share was $0.77 for the first quarter of 2016 compared to $0.65 for the first quarter of 2015, an increase of $0.12.  Diluted shares outstanding for the quarters ended March 31, 2016 and 2015 were 23,135 and 23,114, respectively.

Dividends
In February 2013, the Company's Board of Directors approved a dividend policy pursuant to which the Company began paying a quarterly $0.10 per share dividend on its common stock beginning in the second quarter of 2013.  The actual amount of future quarterly dividends, if any, will be based upon the Company's financial position, results of operations, cash flows, capital requirements and restrictions under the Company's existing credit agreement, among other factors.  The Board retained the power to modify, suspend or cancel the Company's dividend policy in any manner and at any time it deems necessary or appropriate in the future.  The Company paid quarterly dividends of $0.10 per common share to shareholders in each quarter of 2015 and the first quarter of 2016.

Backlog
The backlog of orders as of March 31, 2016 was $432,823 compared to $291,168 as of March 31, 2015, an increase of $141,655 or 48.7%. Domestic backlogs increased $183,489 or 92.2% while international backlogs decreased $41,834 or 45.4%.  The March 31, 2016 backlog was comprised of 88.4% domestic orders and 11.6% international orders, as compared to 68.3% domestic orders and 31.7% international orders as of March 31, 2015.  Included in the March 31, 2016 backlog is approximately $60,000 for a three line pellet plant from one customer under a Company financed arrangement whereby the Company will record the related revenues when payment is received, which is expected in mid-2017.  Additionally, the Company received a $122,500 pellet plant order in the first quarter of 2016 of which approximately $75,000 is expected to be shipped and recorded as sales in calendar year 2016 with the balance expected to be recorded in 2017.  The Company is unable to determine whether the changes in backlogs were experienced by the industry as a whole; however, the Company believes the changes in backlogs reflect the current economic conditions the industry is experiencing.

Segment Net Sales:
	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Infrastructure Group	$153,114	$135,045	$18,069	13.4%
Aggregate and Mining Group	92,488	106,412	(13,924)	(13.1%)
Energy Group	33,119	47,291	(14,172)	(30.0%)

Infrastructure Group: Sales in this group were $153,114 for the first quarter of 2016 compared to $135,045 for the same period in 2015, an increase of $18,069 or 13.4%.  Domestic sales for the Infrastructure Group increased $26,918 or 24.6% for the first quarter of 2016 compared to the same period in 2015 due primarily to the recording of a $26,600 pellet plant sale in the first quarter of 2016 along with increased sales of mobile asphalt equipment.  International sales for the Infrastructure Group decreased $8,849 or 34.8% for the first quarter of 2016 compared to the same period in 2015 due primarily to reduced sales across most product lines resulting from the continued strength of the U.S. dollar compared to many local foreign currencies.  Sales decreases in Canada, post-Soviet States and the Middle East were partially offset by smaller increases in sales in China, Europe and Mexico. Parts sales for the Infrastructure Group increased 9.3% for the first quarter of 2016 compared to the same period in 2015 due primarily to improved sales of parts for asphalt plants and mobile asphalt equipment.

Aggregate and Mining Group: Sales in this group were $92,488 for the first quarter of 2016 compared to $106,412 for the same period in 2015, a decrease of $13,924 or 13.1%.  Domestic sales for the Aggregate and Mining Group increased moderately by $398 or 0.6% for the first quarter of 2016 compared to the same period in 2015.  International sales for the Aggregate and Mining Group decreased $14,322 or 36.6% in the first quarter of 2016 compared to the same period in 2015.  International sales decreases in South America, Africa, Canada, post-Soviet States and Europe were partially offset by increased sales in Japan and Mexico.  International sales continue to be negatively impacted by the reduced customer demand for equipment in the mining sector and pricing issues in many foreign countries due to the strength of the U.S. dollar compared to many local foreign currencies.  Parts sales for this group decreased 8.0% for the first quarter of 2016 compared to the same period in 2015 due primarily to reduced sales into the mining sector.

Energy Group: Sales in this group were $33,119 for the first quarter of 2016 compared to $47,291 for the same period in 2015, a decrease of $14,172 or 30.0%.  Domestic sales for the Energy Group decreased $4,120 or 12.1% for the first quarter of 2016 compared to the same period in 2015 due primarily to a lack of demand across most product lines impacted by the continuing low oil and gas prices, offset by sales increases in wood processing equipment.  International sales for the Energy Group decreased $10,052 or 76.6%. Sales decreases occurred in most foreign territories but declined most significantly in Australia and the Middle East.  International sales continue to be negatively impacted due to the strength of the U.S. dollar compared to many local foreign currencies and the continuing low oil and gas prices.  Parts sales for this group decreased 6.1% for the first quarter of 2016 compared to the same period in 2015 due primarily to reduced sales of parts for drilling rig equipment.

Segment Profit (Loss):
	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Infrastructure Group	$21,863	$15,511	$6,352	41.0%
Aggregate and Mining Group	9,538	11,594	(2,056)	(17.7%)
Energy Group	(192)	163	(355)	(217.8%)
Corporate	(14,226)	(11,965)	(2,261)	(18.9%)

Infrastructure Group: Segment profit for this group was $21,863 for the first quarter of 2016 compared to $15,511 for the same period in 2015, an increase of $6,352 or 41.0%.  This group had an increase in gross profit of $8,891 resulting from increased sales between periods of $18,069 and a 310 basis point increase in gross margins primarily due to a favorable product mix, lower manufacturing costs resulting from the Company's lean initiatives, improved foreign exchange gains/losses and recapture of intercompany profits previously deferred due to reductions in intercompany inventory during the first quarter of 2016. The increase in gross profit was partially offset by a $1,331 increase in selling expenses, primarily due to increased exhibit costs, sales promotions and bad debt expenses.

Aggregate and Mining Group: Segment profit for this group was $9,538 for the first quarter of 2016 compared to $11,594 for the same period in 2015, a decrease of $2,056 or 17.7%.  This decrease in profit primarily resulted from a decline of $824 in gross profit resulting from the $13,924 reduction in sales between periods offset by a 280 basis points increase in gross margins to 27.2% in the first quarter of 2016 compared to 24.4% in 2015.  The improvement in gross margins is a result of lower manufacturing costs resulting from the Company's lean initiatives, improved purchase price variances on raw material purchases, lower warranty and inventory obsolescence expenses, improved foreign exchange contract expenses and recapture of intercompany profits previously deferred due to reductions in intercompany inventory during the first quarter of 2016.  Segment profit for this group was also negatively impacted by a $329 increase in selling expenses due primarily to increases in exhibit costs, sales promotions and bad debt expenses.

Energy Group: The Energy group had a loss of $192 for the first quarter of 2016 compared to a profit of $163 for the first quarter of 2015, an unfavorable change of $355 or 217.8%.  Profit for the segment was negatively impacted by a $2,037 reduction in gross profit resulting from the $14,172 decline in sales between periods partially offset by a 210 basis point increase in gross margin from 19.3% to 21.4% between periods.  Gross margins were positively impacted by a reduction in unabsorbed overhead as a result of closing the Astec Underground facility in Loudon, Tennessee in the second quarter of 2015, the continuing effects of the Company's lean manufacturing efforts, increased vendor rebates and reduced warranty and obsolescence expenses.  The lower gross margin was partially offset by a $1,289 reduction in selling, general and administrative expenses between periods, primarily related to costs associated with the closing of the Astec Underground facility in 2015 and reduced sales promotion and commission expenses.

Corporate: The Corporate Group had a loss of $14,226 for the first quarter of 2016 compared to a loss of $11,965 for the first quarter of 2015, an unfavorable increase of $2,261 or 18.9% due primarily to an increase of $1,076 in income taxes related to improved consolidated profits and $1,204 of key-man life insurance proceeds being recorded in the first quarter of 2015.

Liquidity and Capital Resources

The Company's primary sources of liquidity and capital resources are its cash on hand, borrowing capacity under a $100,000 revolving credit facility and cash flows from operations. The Company had $62,445 of cash available for operating purposes as of March 31, 2016, of which $14,870 was held by the Company's foreign subsidiaries. While the Company has no plans to transfer the cash held by its foreign subsidiaries to the U.S. in the foreseeable future, to the extent foreign earnings are eventually repatriated, such amounts may be subject to income tax liabilities, both in the U.S. and in various applicable foreign jurisdictions. At March 31, 2016 and at all times during the first quarter of 2016, the Company had no borrowings outstanding under its credit facilities with Wells Fargo Bank, N.A. Net of letters of credit totaling $17,569, the Company had borrowing availability of $82,431 under the credit facility as of March 31, 2016.

The Wells Fargo credit facility is a five-year agreement that was entered into in April 2012.  The amended and restated credit agreement with Wells Fargo continued the Company's previous $100,000 revolving credit facility and includes a sub-limit for letters of credit of $25,000.  Borrowings under the agreement are subject to an interest rate equal to the daily one month LIBOR rate plus a 0.75% margin, resulting in a rate of 1.19% as of March 31, 2016.  Interest only payments are due monthly. The unused facility fee is 0.175%.  The amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income, minimum tangible net worth and maximum allowed capital expenditures.  The Company was in compliance with these covenants as of March 31, 2016.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd ("Osborn"), has a credit facility of $6,457 with a South African bank to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of March 31, 2016, Osborn had no outstanding borrowings but did have $1,351 in performance, advance payment and retention guarantees outstanding under the facility. The facility has been guaranteed by Astec Industries, Inc. but is otherwise unsecured. A 0.75% unused facility fee is charged if less than 50% of the facility is utilized. As of March 31, 2016, Osborn had available credit under the facility of $5,106. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 10.5% as of March 31, 2016.

The Company's Brazilian subsidiary, Astec Brazil, has outstanding working capital loans totaling $9,502 from three Brazilian banks with interest rates ranging from 10.4% to 20.8%.  The loans' maturity dates range from December 2016 to April 2024 and the debts are secured by Astec Brazil's manufacturing facility and also by letters of credit totaling $11,874 issued by Astec Industries, Inc.  Additionally, Astec Brazil has various 5-year equipment financing loans outstanding with two Brazilian banks in the aggregate of $1,421 as of March 31, 2016 that have interest rates ranging from 3.5% to 16.3%.  These equipment loans have maturity dates ranging from September 2018 to April 2020.  Astec Brazil's loans are included in the accompanying balance sheets as current maturities of long-term debt ($4,662) and long-term debt ($6,261).

Cash Flows from Operating Activities:

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)
Net income	$17,678	$14,917	$2,761
Depreciation and amortization	5,870	6,040	(170)
Deferred income tax benefit	--	(2,013)	2,013
Provision for warranties	3,615	4,146	(531)
Changes in working capital:
Increase in trade and other receivables	(17,667)	(22,001)	4,334
Increase in inventories	(4,728)	(474)	(4,254)
Increase in accounts payable	8,193	5,233	2,960
Increase (decrease) in customer deposits	22,138	(10,902)	33,040
Change in prepaid and income taxes payable, net	9,745	10,544	(799)
Other, net	219	1,106	(887)
Net cash provided by operating activities	$45,063	$6,596	$38,467

Net cash from operating activities increased by $38,467 for the first three months of 2016 as compared to the first three months of 2015 due primarily to funds related to first quarter earnings and the receipt in the first quarter of 2016 of a customer deposit related to a $122,500 pellet plant order.

Cash Flows Used by Investing Activities:

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)
Expenditures for property and equipment	$(5,054)	$(6,873)	$1,819
Other	99	55	44
Net cash used by investing activities	$(4,955)	$(6,818)	$1,863

Net cash used by investing activities decreased by $1,863 for the first three months of 2016 as compared to the same period in 2015 due primarily to decreased spending on capital expenditures in the first quarter of 2016 as compared to the first quarter of 2015.

Total capital expenditures for 2016 are forecasted to be approximately $30,100. The Company expects to finance these expenditures using currently available cash balances, internally generated funds and available credit under the Company's credit facilities.  Capital expenditures are generally for machinery, equipment and facilities used by the Company in the production of its various products.  The Company believes that its current working capital, cash flows generated from future operations and available capacity under its credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements through March 31, 2017.

Cash Flows from Financing Activities:

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)
Payment of dividends	$(2,304)	$(2,296)	$(8)
Net change in borrowings from banks	274	1,086	(812)
Sale (purchase) of Company shares held by SERP, net	(20)	2,003	(2,023)
Other, net	(1,022)	(253)	(769)
Net cash provided (used) by financing activities	$(3,072)	$540	$(3,612)

Cash from financing activities decreased by $3,612 for the first three months of 2016 compared to the same period in 2015 due primarily to cash received from the sale of Company shares held in participants' SERP accounts in 2015 partially due to the payout of the Company's former CEO's account to his beneficiary.

Financial Condition
The Company's current assets increased to $599,935 as of March 31, 2016 from $541,797 as of December 31, 2015, an increase of $58,138 or 10.7% due primarily to an increases in cash of $37,383 and trade receivables of $17,499 during the first quarter of 2016.

The Company's current liabilities increased to $182,641 as of March 31, 2016 from $142,012 as of December 31, 2015, an increase of $40,629 or 28.6%. The increase is primarily due to increases in customer deposits of $22,138 and accounts payable of $7,803.

Market Risk and Risk Management Policies
We have no material changes to the disclosure on this matter made in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Off-balance Sheet Arrangements
As of March 31, 2016, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations
During the three months ended March 31, 2016, there were no substantial changes in the Company's commitments or contractual liabilities.

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

Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
The Company is involved from time to time in legal actions arising in the ordinary course of its business. Other than as set forth in Part I, "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, the Company currently has no pending or threatened litigation that the Company believes will result in an outcome that would materially affect the Company's business, financial position, cash flows or results of operations. Nevertheless, there can be no assurance that future litigation to which the Company becomes a party will not have a material adverse effect on its business, financial position, cash flows or results of operations.

Item 1A.  Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect the Company's business, financial condition or future results. There have been no material changes in the Company's risk factors from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.  The risks described in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 and in this Quarterly Report on Form 10-Q are not the only risks facing our Company.  Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect the Company's business, financial condition or operating results.

Item 6.  Exhibits

Exhibit No.	Description
10.1	Amendment to "Appendix A" of the Astec Industries, Inc. Supplemental Executive Retirement Plan, effective April 28, 2016.
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

ASTEC INDUSTRIES, INC. (Registrant)

Date: May 6, 2016	/s/ Benjamin G. Brock
Benjamin G. Brock Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2016	/s/ David C. Silvious
David C. Silvious Chief Financial Officer, Vice President, and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	Amendment to "Appendix A" of the Astec Industries, Inc. Supplemental Executive Retirement Plan, effective April 28, 2016.
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