Form 10-Q
period 2016-06-30
ASTEC INDUSTRIES INC
filed 2016-08-05
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
OR
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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at July 24, 2016
Common Stock, par value $0.20	23,041,341

ASTEC INDUSTRIES, INC.
INDEX

PART I - Financial Information

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015

Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2016 and 2015

Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2016 and 2015

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015

Condensed Consolidated Statement of Equity for the Six Months Ended June 30, 2016

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II - Other Information

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 6. Exhibits

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements
Astec Industries, Inc. Condensed Consolidated Balance Sheets (in thousands) (unaudited)
	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$68,473	$25,062
Investments	1,889	1,539
Trade receivables	124,047	98,865
Other receivables	3,443	3,132
Inventories	379,477	384,776
Prepaid expenses and other	29,702	28,423
Total current assets	607,031	541,797
Property and equipment, net	173,080	170,206
Investments	12,661	11,540
Goodwill	29,259	30,835
Other long-term assets	24,597	22,975
Total assets	$846,628	$777,353
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$4,769	$4,528
Accounts payable	54,498	48,385
Accrued product warranty	11,858	9,100
Customer deposits	62,439	40,082
Accrued payroll and related liabilities	19,462	17,375
Accrued loss reserves	3,255	2,838
Accrued income taxes payable	1,422	103
Other current liabilities	21,515	19,601
Total current liabilities	179,218	142,012
Long-term debt	5,857	5,154
Deferred income tax liabilities	2,182	2,348
Other long-term liabilities	19,797	17,981
Total liabilities	207,054	167,495
Shareholders' equity	638,228	608,072
Non-controlling interest	1,346	1,786
Total equity	639,574	609,858
Total liabilities and equity	$846,628	$777,353

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Income (in thousands, except per share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$294,394	$268,042	$573,116	$556,791
Cost of sales	220,942	205,809	427,708	428,512
Gross profit	73,452	62,233	145,408	128,279
Selling, general, administrative and engineering expenses	44,961	43,308	88,766	87,112
Income from operations	28,491	18,925	56,642	41,167
Interest expense	326	420	793	717
Other income, net of expenses	276	273	819	2,033
Income from operations before income taxes	28,441	18,778	56,668	42,483
Income taxes	10,300	7,120	20,849	15,909
Net income	18,141	11,658	35,819	26,574
Net loss attributable to non-controlling interest	(51)	(147)	(116)	(335)
Net income attributable to controlling interest	$18,192	$11,805	$35,935	$26,909

Earnings per common share
Net income attributable to controlling interest:
Basic	$0.79	$0.51	$1.56	$1.17
Diluted	$0.79	$0.51	$1.55	$1.16
Weighted average number of common shares outstanding:
Basic	22,999	22,942	22,982	22,923
Diluted	23,135	23,119	23,135	23,117
Dividends declared per common share	$0.10	$0.10	$0.20	$0.20

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Comprehensive Income (in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$18,141	$11,658	$35,819	$26,574
Other comprehensive income (loss):
Change in unrecognized pension and post-retirement benefit costs	--	--	--	28
Income tax (provision) benefit on change in unrecognized pension and post-retirement benefit costs	(111)	(18)	(111)	9
Foreign currency translation adjustments	(2,017)	2,540	(287)	(3,718)
Income tax provision on foreign currency translation adjustments	(394)	(410)	(728)	(60)
Other comprehensive income (loss)	(2,522)	2,112	(1,126)	(3,741)
Comprehensive income	15,619	13,770	34,693	22,833
Comprehensive income (loss) attributable to non-controlling interest	14	(140)	74	(677)
Comprehensive income attributable to controlling interest	$15,605	$13,910	$34,619	$23,510

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$35,819	$26,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,787	12,111
Provision (benefit) for doubtful accounts	320	(330)
Provision for warranties	8,300	8,462
Deferred compensation provision	998	324
Stock-based compensation	1,020	856
Tax benefit from stock incentive plans	--	(344)
Deferred income tax benefit	(3,353)	(3,319)
Gain on disposition of fixed assets	(97)	(205)
Distributions to SERP participants	(92)	(2,595)
Change in operating assets and liabilities:
Sale (purchase) of trading securities, net	(1,106)	(736)
Trade and other receivables	(25,782)	(10,345)
Inventories	5,299	5,410
Prepaid expenses	(6,116)	3,245
Other assets	1,536	8
Accounts payable	6,497	(8,516)
Accrued product warranty	(5,569)	(7,671)
Customer deposits	22,357	(13,255)
Prepaid and income taxes payable, net	4,704	2,664
Other	7,531	2,024
Net cash provided by operating activities	64,053	14,362
Cash flows from investing activities:
Expenditures for property and equipment	(13,265)	(10,669)
Proceeds from sale of property and equipment	144	298
Other	(121)	819
Net cash used by investing activities	(13,242)	(9,552)
Cash flows from financing activities:
Payment of dividends	(4,608)	(4,595)
Borrowings under bank loans	1,339	77,207
Repayments of bank loans	(2,337)	(74,784)
Tax benefit from stock issued under incentive plans	--	344
Sale (purchase) of Company shares held by SERP, net	(97)	2,081
Withholding tax paid upon vesting of restricted stock units	(1,022)	(600)
Purchase of subsidiary's shares	(724)	(653)
Net cash used by financing activities	(7,449)	(1,000)
Effect of exchange rates on cash	49	(480)
Net increase in cash and cash equivalents	43,411	3,330
Cash and cash equivalents, beginning of period	25,062	13,023
Cash and cash equivalents, end of period	$68,473	$16,353

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc.
Condensed Consolidated Statement of Equity
For the Six Months Ended June 30, 2016
(in thousands)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accumulated Other Compre- hensive Loss	Company Shares Held by SERP	Retained Earnings	Non- controlling Interest	Total Equity
Balance, December 31, 2015	22,988	$4,598	$137,883	$(23,564)	$(1,778)	$490,933	$1,786	$609,858
Net income (loss)	--	--	--	--	--	35,935	(116)	35,819
Other comprehensive income (loss)	--	--	--	(1,126)	--	--	190	(936)
Dividends declared	--	--	4	--	--	(4,612)	--	(4,608)
Stock-based compensation	1	--	1,020	--	--	--	--	1,020
Change in ownership percent of subsidiary	--	--	--	--	--	--	(787)	(787)
Stock issued under incentive plans	52	10	(10)	--	--	--	--	--
Withholding tax paid upon vesting of RSUs	--	--	(1,022)	--	--	--	--	(1,022)
SERP transactions, net	--	--	7	--	(105)	--	--	(98)
Cumulative effect of adopting ASU No. 2016-09	--	--	150	--	--	(95)	--	55
Other	--	--	--	--	--	--	273	273
Balance, June 30, 2016	23,041	$4,608	$138,032	$(24,690)	$(1,883)	$522,161	$1,346	$639,574

See Notes to Unaudited Condensed Consolidated Financial Statements

ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands, except per share amounts, unless otherwise specified)

Note 1.  Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Astec Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2015.

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers", which supersedes existing revenue guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The implementation of this new standard will require companies to use more judgment and to make more estimates than under current guidance. The standard is effective for public companies for annual periods beginning after December 15, 2017. The Company plans to adopt the new standard effective January 1, 2018. The Company has not yet determined what impact, if any, the adoption of this new standard will have on the Company's financial position or results of operations.

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

In March 2016, the FASB issued ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718)", as part of its Simplification Initiative.  The standard's provisions impact several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification in the statement of cash flows.  The standard is effective for public companies for annual periods beginning after December 15, 2016, with early adoption permitted. The Company adopted the new standard effective January 1, 2016 and has recorded a cumulative effect adjustment in retained earnings as of January 1, 2016 of $95, net of tax, related to the adoption of the new provisions allowing for restricted stock unit forfeitures to be accounted for at the time they occur as opposed to being estimated during the vesting period.  Additionally, income tax benefits of $209, which would have been recorded in additional paid-in-capital under prior guidance, have been recorded in the first quarter of 2016 consolidated income statements related to excess tax benefits resulting from the vesting of restricted stock units in 2016.  As allowed under the provision's guidelines, amounts for 2015 have not been restated in the accompanying financial statements.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments".  The standard changes how credit losses are measured for most financial assets and certain other instruments that currently are not measured through net income.  The standard will require an expected loss model for instruments measured at amortized cost as opposed to the current incurred loss approach.  In valuing available for sale debt securities, allowances will be required to be recorded, rather than the current approach of reducing the carrying amount, for other than temporary impairments. A cumulative adjustment to retained earnings is to be recorded as of the beginning of the period of adoption to reflect the impact of applying the provisions of the standard.  The standard is effective for public companies for periods beginning after December 15, 2019 and the Company expects to adopt the new standard as of January 1, 2020.

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

The following table sets forth the computation of net income attributable to controlling interest and the number of basic and diluted shares used in the computation of earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income attributable to controlling interest	$18,192	$11,805	$35,935	$26,909
Denominator:
Denominator for basic earnings per share	22,999	22,942	22,982	22,923
Effect of dilutive securities:
Employee stock options and restricted stock units	71	114	89	129
Supplemental Executive Retirement Plan	65	63	64	65
Denominator for diluted earnings per share	23,135	23,119	23,135	23,117

Note 3.  Receivables
Receivables are net of allowances for doubtful accounts of $1,726 and $1,837 as of June 30, 2016 and December 31, 2015, respectively.

Note 4.  Inventories
Inventories consist of the following:

	June 30, 2016	December 31, 2015
Raw materials and parts	$146,703	$141,967
Work-in-process	120,858	113,859
Finished goods	86,138	104,879
Used equipment	25,778	24,071
Total	$379,477	$384,776

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

Note 5.  Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation of $212,191 and $203,471 as of June 30, 2016 and December 31, 2015, respectively.

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

As indicated in the tables below (which excludes the Company's pension assets), the Company has determined that all of its financial assets and liabilities as of June 30, 2016 and December 31, 2015 are Level 1 and Level 2 in the fair value hierarchy as defined above:

	June 30, 2016
	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$461	$--	$461
SERP mutual funds	3,055	--	3,055
Preferred stocks	505	--	505
Trading debt securities:
Corporate bonds	4,251	--	4,251
Municipal bonds	--	3,029	3,029
Floating rate notes	87	--	87
Asset backed securities	--	739	739
Savings bonds	47	--	47
Other	--	2,376	2,376
Derivative financial instruments	--	306	306
Total financial assets	$8,406	$6,450	$14,856

Financial Liabilities:
SERP liabilities	$--	$7,171	$7,171
Derivative financial instruments	--	397	397
Total financial liabilities	$--	$7,568	$7,568

	December 31, 2015
	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$445	$--	$445
SERP mutual funds	2,864	--	2,864
Preferred stocks	742	--	742
Trading debt securities:
Corporate bonds	3,756	141	3,897
Municipal bonds	--	1,811	1,811
Floating rate notes	84	--	84
U.S. Treasury bills	404	--	404
Savings bonds	77	--	77
Other	--	2,755	2,755
Derivative financial instruments	--	1,265	1,265
Total financial assets	$8,372	$5,972	$14,344

Financial Liabilities:
SERP liabilities	$--	$5,869	$5,869
Derivative financial instruments	--	22	22
Total financial liabilities	$--	$5,891	$5,891

The Company reevaluates the volume of trading activity for each of its investments at the end of each quarter and adjusts the level within the fair value hierarchy as needed.  Three bond investments with a combined June 30, 2016 market value of $610 changed from Level 2 in the hierarchy at March 31, 2016 to Level 1 at June 30, 2016 due to an increase in trading activity.

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

Net unrealized gains or losses incurred on investments held as of June 30, 2016 and December 31, 2015 amounted to net losses of $154 and $429, respectively.

Note 7.  Debt
On April 12, 2012, the Company and certain of its subsidiaries entered into an amended and restated credit agreement whereby Wells Fargo extended to the Company an unsecured line of credit of up to $100,000, including a sub-limit for letters of credit of up to $25,000. There were no borrowings outstanding under the agreement at any time during the six-month period ended June 30, 2016.  Letters of credit totaling $17,158, including $11,874 of letters of credit issued to banks in Brazil to secure the local debt of Astec do Brasil Fabricacao de Equipamentos Ltda. ("Astec Brazil"), were outstanding under the credit facility as of June 30, 2016, resulting in additional borrowing ability of $82,842 under the credit facility. The credit agreement has a five-year term expiring in April 2017. Borrowings under the agreement are subject to an interest rate equal to the daily one-month LIBOR rate plus a 0.75% margin, resulting in a rate of 1.22% as of June 30, 2016. The unused facility fee is 0.175%. Interest only payments are due monthly. The amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income, minimum tangible net worth and maximum allowed capital expenditures. The Company was in compliance with these covenants as of June 30, 2016.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd ("Osborn"), has a credit facility of $6,430 with a South African bank to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of June 30, 2016, Osborn had overdraft protection coverage of $127 and $2,186 in performance, advance payment and retention guarantees outstanding under the facility. The facility has been guaranteed by Astec Industries, Inc., but is otherwise unsecured. A 0.75% unused facility fee is charged if less than 50% of the facility is utilized. As of June 30, 2016, Osborn had available credit under the facility of $4,116. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 10.5% as of June 30, 2016.

The Company's Brazilian subsidiary, Astec Brazil, has outstanding working capital loans totaling $9,180 from Brazilian banks with interest rates ranging from 10.4% to 20.8%.  The loans' maturity dates range from December 2016 to April 2024 and the debts are secured by Astec Brazil's manufacturing facility.  Additionally, Astec Brazil has various 5-year equipment financing loans outstanding with Brazilian banks in the aggregate of $1,446 as of June 30, 2016 that have interest rates ranging from 3.5% to 16.3%.  These equipment loans have maturity dates ranging from September 2018 to April 2020.  Astec Brazil's loans are included in the accompanying balance sheets as current maturities of long-term debt ($4,769) and long-term debt ($5,857). A portion of the Astec Brazil debt is also secured by letters of credit totaling $11,874 issued by Astec Industries, Inc.

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

Changes in the Company's product warranty liability for the three and six-month periods ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Reserve balance, beginning of the period	$10,397	$10,695	$9,100	$10,032
Warranty liabilities accrued	4,685	4,316	8,300	8,462
Warranty liabilities settled	(3,212)	(4,287)	(5,569)	(7,671)
Other	(12)	37	27	(62)
Reserve balance, end of the period	$11,858	$10,761	$11,858	$10,761

Note 9.  Accrued Loss Reserves
The Company records reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company.  The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events.  Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future.  Total accrued loss reserves were $8,198 as of June 30, 2016 and $7,663 as of December 31, 2015, of which $4,943 and $4,825 were included in other long-term liabilities as of June 30, 2016 and December 31, 2015, respectively.

Note 10.  Income Taxes
The Company's combined effective income tax rate was 36.2% and 37.9% for the three-month periods ended June 30, 2016 and 2015, respectively.  The Company's combined effective income tax rate was 36.8% and 37.4% for the six-month periods ended June 30, 2016 and 2015, respectively.  The Company's effective tax rate for the three and six-month periods ended June 30, 2016 includes the effect of state income taxes and other discrete items as well as a benefit for research and development credits.  The Company's effective tax rate for the three and six-month periods ended June 30, 2015 includes the effect of state income taxes and other discrete items but does not include benefits for the research and development credits as legislation extending the research and development credit for 2015 was not enacted by Congress until the fourth quarter of 2015.

The Company's recorded liability for uncertain tax positions as of June 30, 2016 has decreased by $38 as compared to December 31, 2015 as the result of a tax audit settlement related to tax years 2011 and 2012.

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

Segment Information:
	Three Months Ended June 30, 2016
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$152,476	$99,085	$42,833	$-	$294,394
Intersegment sales	4,511	5,945	6,144	-	16,600
Gross profit	36,583	26,141	10,514	214	73,452
Gross profit percent	24.0%	26.4%	24.5%	-	25.0%
Segment profit (loss)	$19,673	$10,947	$2,626	$(14,912)	$18,334

	Six Months Ended June 30, 2016
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$305,590	$191,573	$75,953	$-	$573,116
Intersegment sales	7,684	10,796	9,610	-	28,090
Gross profit	76,420	51,289	17,596	103	145,408
Gross profit percent	25.0%	26.8%	23.2%	-	25.4%
Segment profit (loss)	$41,536	$20,485	$2,433	$(29,137)	$35,317

	Three Months Ended June 30, 2015
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$116,097	$98,829	$53,116	$--	$268,042
Intersegment sales	6,690	3,935	5,366	--	15,991
Gross profit	27,242	24,985	9,998	8	62,233
Gross profit percent	23.5%	25.3%	18.8%	--	23.2%
Segment profit (loss)	$11,845	$10,056	$701	$(10,334)	$12,268

	Six Months Ended June 30, 2015
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$251,143	$205,241	$100,407	$--	$556,791
Intersegment sales	11,794	14,619	12,843	--	39,256
Gross profit	58,188	50,957	19,117	17	128,279
Gross profit percent	23.2%	24.8%	19.0%	--	23.0%
Segment profit (loss)	$27,356	$21,650	$864	$(22,300)	$27,570

A reconciliation of total segment profits to the Company's consolidated totals is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total segment profits	$18,334	$12,268	$35,317	$27,570
Recapture (elimination) of intersegment profit	(193)	(610)	502	(996)
Net income	18,141	11,658	35,819	26,574
Net loss attributable to non-controlling interest in subsidiaries	(51)	(147)	(116)	(335)
Net income attributable to controlling interest	$18,192	$11,805	$35,935	$26,909

Note 12.  Contingent Matters
Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of $2,069 as of June 30, 2016.  The maximum potential amount of future payments for which the Company would be liable was equal to $2,069 as of June 30, 2016.  These arrangements also provide that the Company will receive the lender's full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements.  The Company has recorded a liability of $195 related to these guarantees as of June 30, 2016.

In addition, the Company is contingently liable under letters of credit issued by Wells Fargo totaling $17,158 as of June 30, 2016, including $11,874 of letters of credit that guarantee certain Astec Brazil bank debt.  The outstanding letters of credit expire at various dates through March 2019.  As of June 30, 2016, Osborn is contingently liable for a total of $2,187 in performance letters of credit, advance payments and retention guarantees.  The maximum potential amount of future payments under these letters of credit and guarantees for which the Company could be liable is $19,345 as of June 30, 2016.

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

A total of 76 and 66 RSUs vested during the six-month periods ended June 30, 2016 and 2015, respectively.  The Company withheld 24 and 14 shares due to statutory payroll tax withholding requirements upon the vesting of the RSUs in the first six months of 2016 and 2015, respectively, and used Company funds to remit the related required minimum withholding taxes to the various tax authorities.  The vesting date fair value of the RSUs that vested during the first six months of 2016 and 2015 was $3,204 and $2,785, respectively.  Compensation expense of $475 and $438 was recorded in the three-month periods ended June 30, 2016 and 2015, respectively, to reflect the fair value of RSUs granted (or anticipated to be granted for 2016 performance) amortized over the portion of the vesting period occurring during the periods.  Compensation expense of $928 and $740 was recorded in the six-month periods ended June 30, 2016 and 2015, respectively, to reflect the fair value of RSUs granted (or anticipated to be granted for 2016 performance) amortized over the portion of the vesting period occurring during the periods.

Note 14.  Other Income, Net of Expenses
Other income, net of expenses for the three and six-month periods ended June 30, 2016 and 2015 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income	$155	$127	$443	$264
Income from life insurance policies	--	--	--	1,204
Gain (loss) on investments	22	(109)	(15)	(132)
License fee income	61	103	256	366
Other	38	152	135	331
Total	$276	$273	$819	$2,033

Note 15.  Derivative Financial Instruments
The Company is exposed to certain risks related to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency risk.  From time to time the Company's foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.  The fair value of the derivative financial instruments is recorded on the Company's balance sheet and is adjusted to fair value at each measurement date.  The changes in fair value are recognized in the consolidated statements of income in the current period.  The Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes.  The average U.S. dollar equivalent notional amount of outstanding foreign currency exchange contracts was $12,267 during the six-month period ended June 30, 2016. The Company reported $254 of derivative assets in other current assets, $52 of derivative assets in other long term assets and $397 of derivative liabilities in other current liabilities at June 30, 2016. At December 31, 2015, the Company reported $935 of derivative assets in other current assets, $330 of derivative assets in other long-term assets and $22 of derivative liabilities in other current liabilities.  The Company recognized, as a component of cost of sales, net gains of $292 and $390 on the changes in fair value of derivative financial instruments in the three-month periods ended June 30, 2016 and 2015, respectively. The Company recognized, as a component of cost of sales, net gains of $165 and $808 on the changes in fair value of derivative financial instruments in the six-month periods ended June 30, 2016 and 2015, respectively.  There were no derivatives that were designated as hedges at June 30, 2016.

Note 16.  Subsequent Event
In August 2016, the Company acquired substantially all of the assets and certain liabilities of Power Flame Incorporated ("PFI")  located in Parsons, Kansas.  The Company paid a purchase price of approximately $43,000, which is subject to certain post-closing adjustments, from available cash balances in early August 2016.  $5,000 of the purchase price will be held in escrow for up to two years pending the final resolution of any post-closing adjustments and indemnifications.  Approximately $75 of acquisition related costs have been expensed by the Company in the six-month period ended June 30, 2016.  The Company has not yet completed its allocation of the purchase price to the fair values of the various assets and liabilities acquired.  The Company does not expect PFI's revenues or profits to be material to the Company's 2016 operating results.

PFI, which began operations in 1948, manufactures and sells gas, oil and combination gas/oil burners and combustion control systems designed for commercial, industrial and process applications.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words "will," "would," "should," "could," "may," "believes," "anticipates," "intends," "forecasts" and "expects" and similar expressions.  Such forward-looking statements include, without limitation, statements regarding the Company's expected sales and results of operations during 2016, the Company's expected capital expenditures in 2016, the expected benefit and impact of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through June 30, 2017, the amount and impact of any current or future state or federal funding for transportation construction programs, the need for road improvements, the amount and impact of other public sector spending and funding mechanisms, changes in the economic environment as it affects the Company, the market confidence of customers and dealers, the Company being called upon to fulfill certain contingencies, the expected dates of granting of restricted stock units, changes in interest rates and the impact of such changes on the financial results of the Company, changes in the prices of steel and oil and the impact of such changes generally and on the demand for the Company's products, customer's buying decisions, the Company's business, the ability of the Company to offset future changes in prices in raw materials, the change in the strength of the dollar and the level of the Company's presence and sales in international markets, the impact that further development of domestic oil and natural gas production capabilities would have on the domestic economy and the Company's business, the seasonality of the Company's business, the Company's investments, the percentage of the Company's equipment sold directly to end users, the amount or value of unrecognized tax benefits, the impact of IRS tax regulations, payment of dividends by the Company and the ultimate outcome of the Company's current claims and legal proceedings.

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

3.	Energy Group – Heatec, Inc., CEI, Inc., GEFCO, Inc., Peterson Pacific Corp. and Astec Underground, Inc. (through May 2015)
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

In July 2012, the "Moving Ahead for Progress in the 21st Century Act" ("Map-21") was approved by the U.S. federal government, which authorized $105 billion of federal spending on highway and public transportation programs through fiscal year 2014. In August 2014, the U.S. government approved short-term funding of $10.8 billion through May 2015. Federal transportation funding operated on short-term appropriations until December 4, 2015 when the Fixing America's Surface Transportation Act ("FAST Act") was signed into law. The $305 billion FAST Act approved funding for highways of approximately $205 billion and transit projects of approximately $48 billion for the five-year period ending September 30, 2020. The Company believes multi-year highway programs (such as the FAST Act) have the greatest positive impact on the road construction industry and allow its customers to plan and execute longer-term projects, but given the inherent uncertainty in the political process, the level of governmental funding for federal highway projects will similarly continue to be uncertain. Governmental funding that is committed or earmarked for federal highway projects is always subject to repeal or reduction. Although continued funding under the FAST Act is expected, it may be at lower levels than originally approved. In addition, Congress could pass legislation in future sessions that would allow for the diversion of previously appropriated highway funds for other purposes, or it could restrict funding of infrastructure projects unless states comply with certain federal policies. The level of future federal highway construction is uncertain and any future funding may be at levels lower than those currently approved or that have been approved in the past.

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

Significant portions of the Company's revenues relate to the sale of equipment involved in the production, handling, recycling or installation of asphalt mix. Liquid asphalt is a by-product of oil production. An increase in the price of oil increases the cost of asphalt, which is likely to decrease demand for asphalt and therefore decrease demand for certain Company products. While increasing oil prices may have a negative financial impact on many of the Company's customers, the Company's equipment can use a significant amount of recycled asphalt pavement, thereby mitigating the effect of increased oil prices on the final cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt mix. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. The Company's asphalt producers and road building customers appear to be adapting their prices in response to the fluctuating oil prices, and the fluctuations did not appear to significantly impair equipment purchases in 2015 or the first half of 2016. The Company expects oil prices to continue to fluctuate during the remainder of 2016 and thereafter.  Minor fluctuations in oil prices should not have a significant impact on customers' buying decisions. However, political uncertainty in oil producing countries, interruptions in oil production due to disasters, whether natural or man-made, or other economic factors could significantly impact oil prices, which could negatively impact demand for the Company's products.

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

Steel is a major component in the Company's equipment. Steel prices increased during the first half of 2016. Prices have stabilized in July 2016 and we expect prices to remain stable for the remainder of 2016. The Company continues to utilize forward-looking contracts coupled with advanced steel purchases to minimize the impact of future price increases.  The Company will review the trends in steel prices in the second half of 2016 and establish future contract pricing accordingly.

In addition to the factors stated above, many of the Company's markets are highly competitive, and its products compete worldwide with a number of other manufacturers and dealers that produce and sell similar products. A weak dollar, combined with improving economic conditions in certain foreign economies, had a positive impact on the Company's international sales in 2010 through mid-2012. The strengthening of the U.S. dollar against many foreign currencies during the later portion of 2012 through the first half of 2016 has negatively impacted pricing and the Company's backlog at June 30, 2016 in certain foreign markets.  Increasing domestic interest rates or weakening economic conditions abroad could cause the dollar to further strengthen, which could negatively impact the Company's international sales.

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

Results of Operations

Net Sales
Net sales for the second quarter of 2016 were $294,394 compared to $268,042 for the second quarter of 2015, an increase of $26,352 or 9.8%. Sales are generated primarily from new equipment and parts sales to domestic and international customers.  Increased sales of $36,379 in the Infrastructure Group and $256 in the Aggregate and Mining Group were offset by a decrease in sales of $10,283 in the Energy Group.  Domestic sales in the Infrastructure group continue to be positively impacted by effects of the long-term federal highway bill enacted in December 2015 and pellet plant sales; however, sales of the Company's other groups are being negatively impacted by low oil prices, the strong U.S. dollar and the continuing downturn in the mining sector.  Sales reported by the Company's foreign subsidiaries in U.S. dollars for the second quarter of 2016 would have been reported $3,436 higher had 2016 foreign exchange rates been the same as 2015 rates.

Net sales for the first six months of 2016 were $573,116 compared to $556,791 for the first six months of 2015, an increase of $16,325 or 2.9%. Sales are generated primarily from new equipment and parts sales to domestic and international customers.  Increased sales of $54,447 in the Infrastructure Group were offset by decreased sales of $13,668 in the Aggregate and Mining Group and $24,454 in the Energy Group.  Domestic sales in the Infrastructure group are continuing to be positively impacted by effects of the long-term federal highway bill enacted in December 2015 and pellet plant sales; however, sales of the Company's other groups are being negatively impacted by low oil prices, the strong U.S. dollar and the continuing downturn in the mining sector.  Sales reported by the Company's foreign subsidiaries in U.S. dollars for the first six months of 2016 would have been reported $7,493 higher had 2016 foreign exchange rates been the same as rates during 2015.

Domestic sales for the second quarter of 2016 were $242,211 or 82.3% of consolidated net sales compared to $194,620 or 72.6% of consolidated net sales for the second quarter of 2015, an increase of $47,591 or 24.5%. Domestic sales for the second quarter of 2016 as compared to the second quarter of 2015 increased $48,606 in the Infrastructure Group and $7,434 in the Aggregate and Mining Group, but decreased $8,449 in the Energy Group.

Domestic sales for the first six months of 2016 were $476,459 or 83.1% of consolidated net sales compared to $405,673 or 72.9% of consolidated net sales for the first six months of 2015, an increase of $70,786 or 17.4%. Domestic sales for the first six months of 2016 as compared to the first six months of 2015 increased $75,523 in the Infrastructure Group and $7,832 in the Aggregate and Mining Group, but decreased $12,569 in the Energy Group.

International sales for the second quarter of 2016 were $52,183 or 17.7% of consolidated net sales compared to $73,422 or 27.4% of consolidated net sales for the second quarter of 2015, a decrease of $21,239 or 28.9%. International sales decreased $12,227 in the Infrastructure Group, $7,178 in the Aggregate and Mining Group and $1,834 in the Energy Group.  The decreases in international sales occurred primarily in Canada, Russia, Europe, Africa, Australia, India, the Middle East, Brazil, Central America and Mexico, offset by small increases in sales in South America, Japan and China.  International sales volumes continue to be negatively impacted by the strength of the U.S. dollar as compared to the currencies in many of the countries in which the Company operates, as well as low oil and gas pricing and the continuing downturn in the mining and oil and gas sectors.

International sales for the first six months of 2016 were $96,657 or 16.9% of consolidated net sales compared to $151,118 or 27.1% of consolidated net sales for the first six months of 2015, a decrease of $54,461 or 36.0%. International sales decreased $21,076 in the Infrastructure Group, $21,500 in the Aggregate and Mining Group and $11,885 in the Energy Group.  The decreases in international sales occurred primarily in Canada, Africa, Australia, the Middle East, Europe, Post-Soviet States, Russia, India, Brazil, Central America and South America, offset by small increases in sales in Japan and China.  International sales volumes continue to be negatively impacted by the strength of the U.S. dollar as compared to the currencies in many of the countries in which the Company operates, as well as low oil and gas pricing and the continuing downturn in the mining and oil and gas sectors.

Parts sales for the second quarter of 2016 were $63,839 compared to $67,416 for the second quarter of 2015, a decrease of $3,577 or 5.3%.  Parts sales as a percentage of net sales decreased 350 basis points from 25.2% for the second quarter of 2015 to 21.7% for the second quarter of 2016.  Parts sales increased in the Infrastructure Group but decreased in the Aggregate and Mining Group and the Energy Group.

Parts sales for the first six months of 2016 were $137,892 compared to $140,505 for the first six months of 2015, a decrease of $2,613 or 1.9%.  Parts sales as a percentage of net sales decreased 110 basis points from 25.2% for the first six months of 2015 to 24.1% for the first six months of 2016.  Parts sales increased in the Infrastructure Group but decreased in the Aggregate and Mining Group and the Energy Group.

Gross Profit
Consolidated gross profit increased $11,219 or 18.0% to $73,452 for the second quarter of 2016 compared to $62,233 for the second quarter of 2015.  Gross profit as a percentage of sales increased 180 basis points to 25.0% for the second quarter of 2016 compared to 23.2% for the second quarter of 2015 partially due to improvements of $857 in gains/losses on foreign currency exchange transactions and decreases of $1,297 in payroll related benefits (primarily, health insurance costs).

Consolidated gross profit increased $17,129 or 13.4% to $145,408 for the first six months of 2016 compared to $128,279 for the first six months of 2015.  Gross profit as a percentage of sales increased 240 basis points to 25.4% for the first six months of 2016 compared to 23.0% for the first six months of 2015 partially due to improvements of $2,320 in gains/losses on foreign currency exchange transactions/translations, decreases of $1,995 in payroll related benefits (primarily health insurance costs) and a reduction in manufacturing utilities and supplies of $1,095.  Additionally, non-recurring expenses totaling $999 related to the closing of the Company's Astec Underground facility in Loudon, Tennessee and relocating the related equipment and inventory to the Company's GEFCO subsidiary were incurred in early 2015.

Selling, General, Administrative and Engineering Expenses
Selling, general, administrative and engineering expenses increased $1,653 or 3.8% to $44,961 for the second quarter of 2016 compared to $43,308 for the second quarter of 2015 due primarily to increased exhibit costs, profit sharing expense associated with improved earnings and SERP expense due to the impact of stock price increases on Company stock held by the SERP, offset by reduced health insurance and engineering expenses.

Selling, general, administrative and engineering expenses increased $1,654 or 1.9% to $88,766 for the first six months of 2016 compared to $87,112 for the first six months of 2015 due primarily to increased exhibit costs, profit sharing expense associated with improved earnings and SERP expense due to the impact of stock price increases on Company stock held by the SERP, offset by reduced health insurance and engineering expenses.

Interest Expense
Interest expense for the second quarter of 2016 decreased $94 to $326 from $420 for the second quarter of 2015.

Interest expense for the first six months of 2016 increased $76 to $793 from $717 for the first six months of 2015.

Other Income, Net of Expenses
Other income, net of expenses was $276 for the second quarter of 2016 compared to $273 for the second quarter of 2015, an increase of $3 or 1.1%.

Other income, net of expenses was $819 for the first six months of 2016 compared to $2,033 for the first six months of 2015, a decrease of $1,214 due primarily to $1,204 of key-man life insurance proceeds recorded in the first six months of 2015.

Income Tax Expense
The Company's combined effective income tax rate was 36.2% for the second quarter of 2016 compared to 37.9% for the second quarter of 2015.  The continuing high tax rate in each period is due primarily to the Company's inability to book tax benefits on losses in certain of the Company's foreign companies and increased state effective tax rates.  The tax rate for 2015 does not include a benefit for research and development tax credits as legislation extending the credit for 2015 was not enacted by Congress until the fourth quarter of 2015.

The Company's combined effective income tax rate was 36.8% for the first six months of 2016 compared to 37.4% for the first six months of 2015.  The continuing high tax rate in each period is due primarily to the Company's inability to book tax benefits on losses in certain of the Company's foreign companies and increased state effective tax rates. The tax rate for 2015 does not include a benefit for research and development tax credits as legislation extending the credit for 2015 was not enacted by Congress until the fourth quarter of 2015.

Net Income
The Company had net income attributable to controlling interest of $18,192 for the second quarter of 2016 compared to $11,805 for the second quarter of 2015, an increase of $6,387 or 54.1%. Net income attributable to controlling interest per diluted share was $0.79 for the second quarter of 2016 compared to $0.51 for the second quarter of 2015, an increase of $0.28.  Diluted shares outstanding for the quarters ended June 30, 2016 and 2015 were 23,135 and 23,119, respectively.

The Company had net income attributable to controlling interest of $35,935 for the first six months of 2016 compared to $26,909 for the first six months of 2015, an increase of $9,026 or 33.5%. Net income attributable to controlling interest per diluted share was $1.55 for the first six months of 2016 compared to $1.16 for the first six months of 2015, an increase of $0.39.  Diluted shares outstanding for the six-month periods ended June 30, 2016 and 2015 were 23,135 and 23,117, respectively.

Dividends
In February 2013, the Company's Board of Directors approved a dividend policy pursuant to which the Company began paying a quarterly $0.10 per share dividend on its common stock beginning in the second quarter of 2013.  The actual amount of future quarterly dividends, if any, will be based upon the Company's financial position, results of operations, cash flows, capital requirements and restrictions under the Company's existing credit agreement, among other factors.  The Board retained the power to modify, suspend or cancel the Company's dividend policy in any manner and at any time it deems necessary or appropriate in the future.  The Company paid quarterly dividends of $0.10 per common share to shareholders in each quarter of 2015 and the first two quarters of 2016.

Backlog
The backlog of orders as of June 30, 2016 was $364,459 compared to $229,474 as of June 30, 2015, an increase of $134,985 or 58.8%. Domestic backlogs increased $138,058 or 80.3% while international backlogs decreased $3,073 or 5.3%.  The June 30, 2016 backlog was comprised of 85.1% domestic orders and 14.9% international orders, as compared to 74.9% domestic orders and 25.1% international orders as of June 30, 2015.  Included in the June 30, 2016 backlog is approximately $60,000 for a three line pellet plant from one customer under a Company financed arrangement whereby the Company will record the related revenues when payment is received, which is expected in 2017.  Additionally, the Company received a $122,500 pellet plant order in the first quarter of 2016 of which approximately $84,000 is included in the June 30, 2016 backlog.  The Company is unable to determine whether the changes in backlogs were experienced by the industry as a whole; however, the Company believes the changes in backlogs reflect the current economic conditions the industry is experiencing.

Segment Net Sales-Quarter:
	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Infrastructure Group	$152,476	$116,097	$36,379	31.3%
Aggregate and Mining Group	99,085	98,829	256	0.3%
Energy Group	42,833	53,116	(10,283)	(19.4%)

Infrastructure Group: Sales in this group were $152,476 for the second quarter of 2016 compared to $116,097 for the same period in 2015, an increase of $36,379 or 31.3%.  Domestic sales for the Infrastructure Group increased $48,606 or 52.7% for the second quarter of 2016 compared to the same period in 2015 due primarily to increased sales of asphalt plants and mobile asphalt equipment (impacted by the passage of a new long-term Federal highway bill in December 2015) and pellet plant sales of $18,141 in the second quarter of 2016 (part of the $122,500 order discussed in the backlog section above).  International sales for the Infrastructure Group decreased $12,227 or 51.3% for the second quarter of 2016 compared to the same period in 2015 due primarily to reduced sales across most product lines resulting from the continued strength of the U.S. dollar compared to many local foreign currencies.  Sales decreases in Europe, Canada, Asia and South America were partially offset by a small increase in sales in China. Parts sales for the Infrastructure Group increased 8.0% for the second quarter of 2016 compared to the same period in 2015 due primarily to improved sales of parts for mobile asphalt equipment.

Aggregate and Mining Group: Sales in this group were $99,085 for the second quarter of 2016 compared to $98,829 for the same period in 2015, an increase of $256 or 0.3%.  Domestic sales for the Aggregate and Mining Group increased $7,434 or 11.8% for the second quarter of 2016 compared to the same period in 2015 due to small increases in domestic sales by each business unit in this group.  International sales for the Aggregate and Mining Group decreased $7,178 or 19.9% in the second quarter of 2016 compared to the same period in 2015.  International sales decreases in Canada, India, the Middle East, Africa and Brazil were partially offset by increased sales in Asia and South America.  Most of the Company's United States based business units experienced declines in international sales as they continue to be negatively impacted by the reduced customer demand for equipment in the mining sector and pricing issues in many foreign countries due to the strength of the U.S. dollar compared to many local foreign currencies.  The Company's subsidiaries based in South Africa and Northern Ireland experienced slight increases in international sales.  Parts sales for this group decreased 12.6% for the second quarter of 2016 compared to the same period in 2015 due primarily to reduced sales in the mining sector.

Energy Group: Sales in this group were $42,833 for the second quarter of 2016 compared to $53,116 for the same period in 2015, a decrease of $10,283 or 19.4%.  Domestic sales for the Energy Group decreased $8,449 or 21.4% for the second quarter of 2016 compared to the same period in 2015 due primarily to a lack of demand across most product lines impacted by the continuing low oil and gas prices, offset by sales increases in wood processing equipment.  International sales for the Energy Group decreased $1,834 or 13.5%. Sales decreases occurred in most foreign territories.  International sales continue to be negatively impacted due to the strength of the U.S. dollar compared to many local foreign currencies and continuing low oil and gas prices.  Parts sales for this group decreased 16.3% for the second quarter of 2016 compared to the same period in 2015 due primarily to reduced sales of parts for drilling rig equipment.

Segment Net Sales-Six Months:
	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Infrastructure Group	$305,590	$251,143	$54,447	21.7%
Aggregate and Mining Group	191,573	205,241	(13,668)	(6.7%)
Energy Group	75,953	100,407	(24,454)	(24.4%)

Infrastructure Group: Sales in this group were $305,590 for the first six months of 2016 compared to $251,143 for the same period in 2015, an increase of $54,447 or 21.7%.  Domestic sales for the Infrastructure Group increased $75,523 or 37.4% for the first six months of 2016 compared to the same period in 2015 due primarily to increased sales of asphalt plants, mobile asphalt equipment (positively impacted by the passage of a new long-term Federal highway bill in December 2015) and pellet plant sales of $44,737 in the second quarter of 2016 (part of the $122,500 order discussed in the backlog section above).  International sales for the Infrastructure Group decreased $21,076 or 42.8% for the first six months of 2016 compared to the same period in 2015 due primarily to reduced sales across most product lines resulting from the continued strength of the U.S. dollar compared to many local foreign currencies.  Sales decreases in Canada, Europe, post-Soviet States, the Middle East, Asia, South America and Africa were partially offset by a small increase in sales in China. Parts sales for the Infrastructure Group increased 8.8% for the first six months of 2016 compared to the same period in 2015 due primarily to improved sales of parts for mobile asphalt equipment and asphalt plants.

Aggregate and Mining Group: Sales in this group were $191,573 for the first six months of 2016 compared to $205,241 for the same period in 2015, a decrease of $13,668 or 6.7%.  Domestic sales for the Aggregate and Mining Group increased $7,832 or 6.0% for the first six months of 2016 compared to the same period in 2015 due primarily to increased sales of aggregate processing equipment into the U.S. market.  International sales for the Aggregate and Mining Group decreased $21,500 or 28.6% in the first six months of 2016 compared to the same period in 2015.  International sales decreases in Africa, Canada, South America, the Middle East, India, Brazil, Central America and Europe were partially offset by increased sales in Japan and other Asian countries.  International sales continue to be negatively impacted by the reduced customer demand for equipment in the mining sector and pricing issues in many foreign countries due to the strength of the U.S. dollar compared to many local foreign currencies.  Parts sales for this group decreased 10.5% for the first six months of 2016 compared to the same period in 2015 due primarily to reduced sales into the international mining sector.

Energy Group: Sales in this group were $75,953 for the first six months of 2016 compared to $100,407 for the same period in 2015, a decrease of $24,454 or 24.4%.  Domestic sales for the Energy Group decreased $12,569 or 17.0% for the first six months of 2016 compared to the same period in 2015 due primarily to a lack of demand across most product lines impacted by the continuing low oil and gas prices, offset by sales increases in wood processing equipment.  International sales for the Energy Group decreased $11,885 or 44.6%. International sales decreases in Australia, Russia, the Middle East and Africa were partially offset by increased sales in South America and Canada. International sales continue to be negatively impacted due to the strength of the U.S. dollar compared to many local foreign currencies and continuing low oil and gas prices.  Parts sales for this group decreased 11.7% for the first six months of 2016 compared to the same period in 2015 due primarily to reduced sales of parts for drilling rig equipment.

Segment Profit (Loss)-Quarter:
	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Infrastructure Group	$19,673	$11,845	$7,828	66.1%
Aggregate and Mining Group	10,947	10,056	891	8.9%
Energy Group	2,626	701	1,925	274.6%
Corporate	(14,912)	(10,334)	(4,578)	(44.3%)

Infrastructure Group: Segment profit for this group was $19,673 for the second quarter of 2016 compared to $11,845 for the same period in 2015, an increase of $7,828 or 66.1%.  This group had an increase in gross profit of $9,341 resulting from gross profits on the increase in sales of $36,379 described above while gross margins remained relatively constant.  The increase in gross profit was partially offset by a $706 increase in state and foreign income taxes  due to higher earnings and increased selling expenses of $459.

Aggregate and Mining Group: Segment profit for this group was $10,947 for the second quarter of 2016 compared to $10,056 for the same period in 2015, an increase of $891 or 8.9%.  This increase in profit primarily resulted from an increase of $1,156 in gross profit due to a 110 basis points increase in gross margins on relatively flat sales.  The improvement in gross margins is partially a result of improved gains/losses on foreign currency exchange transactions of $857 and decreased payroll related benefits, primarily health insurance, of $521.  Segment profit for this group was also negatively impacted by a $214 increase in selling, general and administrative and engineering expenses.

Energy Group: Segment profit for this group was $2,626 for the second quarter of 2016 compared to $701 for the second quarter of 2015, an increase of $1,925 or 274.6%.  Profit for the segment was positively impacted by a $516 increase in gross profit due to a 570 basis points increase in gross margins.  Margins were positively impacted by a $1,450 improvement in manufacturing overhead absorption variances between periods and a $474 reduction in direct labor (partially as a result of closing the Astec Underground facility in Loudon, Tennessee in the second quarter of 2015).  Additionally, margins for the quarter ended June 30, 2015 were negatively impacted by the one-time costs incurred at the Company's GEFCO subsidiary to absorb the Loudon production lines into its operations and to transfer the Louden equipment and inventory to its facility (resulting in the Group's second quarter 2015 margins being 310 basis points below the margins in the second quarter of 2014).  Net segment profits were further improved by declines in selling expenses of $322, general and administrative expenses of $438 (primarily major repairs) and engineering expenses of $641 (primarily research and development expenses).

Corporate: The Corporate Group had a loss of $14,912 for the second quarter of 2016 compared to a loss of $10,334 for the second quarter of 2015, an unfavorable increase of $4,578 or 44.3% due primarily to an increase of $2,245 in income taxes related to improved consolidated profits, increased profit sharing expense of $1,262 and increased SERP expense of $687 (due primarily to the increase in the Company's stock price).

Segment Profit (Loss)-Six Months:
	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Infrastructure Group	$41,536	$27,356	$14,180	51.8%
Aggregate and Mining Group	20,485	21,650	(1,165)	(5.4%)
Energy Group	2,433	864	1,569	181.6%
Corporate	(29,137)	(22,300)	(6,837)	(30.7%)

Infrastructure Group: Segment profit for this group was $41,536 for the first six months of 2016 compared to $27,356 for the same period in 2015, an increase of $14,180 or 51.8%.  This group had an increase in gross profit of $18,232 resulting from gross profits on the increased sales between periods of $54,447 described above and a 180 basis point increase in gross margins.  Margins were favorably impacted by a $1,025 improvement in the group's manufacturing overhead absorption variances between periods, margins on an 8.8% increase in parts sales, and increased sales of equipment with higher than average margins.  The increase in gross profit was partially offset by a $1,514 increase in state and foreign income taxes on the improved profits and increased selling expenses of $1,790, primarily due to increased exhibit and sales promotion costs and bad debt expense.

Aggregate and Mining Group: Segment profit for this group was $20,485 for the first six months of 2016 compared to $21,650 for the same period in 2015, a decrease of $1,165 or 5.4%.  This decrease in profit primarily resulted from a $13,668 reduction in sales between periods offset by a 200 basis points increase in gross margins resulting in a $332 net increase in gross profits.  The improvement in gross margins is partially a result of a decline in warranty expense of $1,079, improved foreign exchange translation/transaction gains/losses of $1,437 and a reduction in factory indirect wages of $674.  Segment profit for this group was also negatively impacted by a $587 change in the elimination of intercompany profits; increased selling expenses of $146, and increased general and administrative expenses of $298 (primarily bad debt expense).

Energy Group: Segment profit for this group was $2,433 for the first six months of 2016 compared to  $864 for the first six months of 2015, an increase $1,569 or 181.6%.  Profit for the segment was negatively impacted by a $1,521 reduction in gross profit resulting from a $24,454 decline in sales between periods partially offset by a 420 basis point increase in gross margin.  Gross margins were positively impacted by a reduction in unabsorbed overhead as a result of closing the Astec Underground facility in Loudon, Tennessee in the first six months of 2015.  Additionally, margins for the quarter ended June 30, 2015 were negatively impacted by the one-time costs incurred at the Company's GEFCO subsidiary to absorb the Loudon production lines into its operations and to transfer the Loudon equipment and inventory to its facility (resulting in the Group's second quarter 2015 margins being 330 basis points below the margins in the second quarter of 2014).  Margins were also impacted by a reduction in total direct and indirect labor and benefits of $2,928 between periods as well as a decline in warranty expense of $1,307. The lower gross profits were offset by a $1,177 reduction in selling expenses (primarily sales promotions and outside services);  a $872 reduction in general and administrative expenses (primarily personnel and repairs and maintenance costs); and a $632 reduction in engineering costs (primarily research and development) between periods.

Corporate: The Corporate Group had a loss of $29,137 for the first six months of 2016 compared to a loss of $22,300 for the first six months of 2015, an unfavorable increase of $6,837 or 30.7% due to an increase of $3,501 in income taxes related to improved consolidated profits; a reduction of $1,204 of income from key-man life insurance; an increase of $1,556 in profit sharing expenses; and a $674 increase in SERP expense (due to the increase in the Company's stock price).

Liquidity and Capital Resources

The Company's primary sources of liquidity and capital resources are its cash on hand, borrowing capacity under a $100,000 revolving credit facility and cash flows from operations. The Company had $68,473 of cash available for operating purposes as of June 30, 2016, of which $12,457 was held by the Company's foreign subsidiaries. While the Company has no plans to transfer the cash held by its foreign subsidiaries to the U.S. in the foreseeable future, to the extent foreign earnings are eventually repatriated, such amounts may be subject to income tax liabilities, both in the U.S. and in various applicable foreign jurisdictions. At June 30, 2016 and at all times during the first six months of 2016, the Company had no borrowings outstanding under its credit facilities with Wells Fargo Bank, N.A. Net of letters of credit totaling $17,158, the Company had borrowing availability of $82,842 under the credit facility as of June 30, 2016.

The Wells Fargo credit facility is a five-year agreement that was entered into in April 2012.  The amended and restated credit agreement with Wells Fargo continued the Company's previous $100,000 revolving credit facility and includes a sub-limit for letters of credit of $25,000.  Borrowings under the agreement are subject to an interest rate equal to the daily one month LIBOR rate plus a 0.75% margin, resulting in a rate of 1.22% as of June 30, 2016.  Interest only payments are due monthly. The unused facility fee is 0.175%.  The amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income, minimum tangible net worth and maximum allowed capital expenditures.  The Company was in compliance with these covenants as of June 30, 2016.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd ("Osborn"), has a credit facility of $6,430 with a South African bank to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of June 30, 2016, Osborn had overdraft protection coverage of $127 and $2,186 in performance, advance payment and retention guarantees outstanding under the facility. The facility has been guaranteed by Astec Industries, Inc., but is otherwise unsecured. A 0.75% unused facility fee is charged if less than 50% of the facility is utilized. As of June 30, 2016, Osborn had available credit under the facility of $4,116. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 10.5% as of June 30, 2016.

The Company's Brazilian subsidiary, Astec Brazil, has outstanding working capital loans totaling $9,180 from Brazilian banks with interest rates ranging from 10.4% to 20.8%.  The loans' maturity dates range from December 2016 to April 2024 and the debts are secured by Astec Brazil's manufacturing facility.  Additionally, Astec Brazil has various 5-year equipment financing loans outstanding with Brazilian banks in the aggregate of $1,446 as of June 30, 2016 that have interest rates ranging from 3.5% to 16.3%.  These equipment loans have maturity dates ranging from September 2018 to April 2020.  A portion of the Astec Brazil debt is also secured by letters of credit totaling $11,874 issued by Astec Industries, Inc.

Cash Flows from Operating Activities:

	Six Months Ended June 30,
	2016	2015	Change
Net income	$35,819	$26,574	$9,245
Depreciation and amortization	11,787	12,111	(324)
Provision for warranties	8,300	8,462	(162)
Distributions to SERP participants	(92)	(2,595)	2,503
Changes in working capital:
Increase in trade and other receivables	(25,782)	(10,345)	(15,437)
Decrease in inventories	5,299	5,410	(111)
(Increase) decrease in prepaid expenses	(6,116)	3,245	(9,361)
Increase (decrease) in accounts payable	6,497	(8,516)	15,013
Increase (decrease) in customer deposits	22,357	(13,255)	35,612
Change in prepaid and income taxes payable, net	4,704	2,664	2,040
Other, net	1,280	(9,393)	10,673
Net cash provided by operating activities	$64,053	$14,362	$49,691

Net cash from operating activities increased by $49,691 for the first six months of 2016 as compared to the first six months of 2015 due primarily to funds related to earnings, growth in customer deposits due primarily to the deposit received related to a $122,500 pellet plant order.  The increase was offset by an increase in the growth of accounts receivables due to increased sales, and prepaid expenses primarily related to prepayments on inventory purchases for the large pellet plant order.

Cash Flows Provided (Used) by Investing Activities:

	Six Months Ended June 30,
	2016	2015	Change
Expenditures for property and equipment	$(13,265)	$(10,669)	$(2,596)
Other	23	1,117	(1,094)
Net cash used by investing activities	$(13,242)	$(9,552)	$(3,690)

Net cash used by investing activities increased by $3,690 for the first six months of 2016 as compared to the same period in 2015 due primarily to increased spending on capital expenditures in the first six months of 2016 as compared to the first six months of 2015.

Total capital expenditures for 2016 are forecasted to be approximately $30,100. The Company expects to finance these expenditures using currently available cash balances, internally generated funds and available credit under the Company's credit facilities.  Capital expenditures are generally for machinery, equipment and facilities used by the Company in the production of its various products.  The Company believes that its current working capital, cash flows generated from future operations and available capacity under its credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements through June 30, 2017.

Cash Flows Provided (Used) by Financing Activities:

	Six Months Ended June 30,
	2016	2015	Change
Payment of dividends	$(4,608)	$(4,595)	$(13)
Net change in borrowings from banks	(998)	2,423	(3,421)
Sale (purchase) of Company shares held by SERP, net	(97)	2,081	(2,178)
Other, net	(1,746)	(909)	(837)
Net cash used by financing activities	$(7,449)	$(1,000)	$(6,449)

Cash used by financing activities increased by $6,449 for the first six months of 2016 compared to the same period in 2015 due primarily to a decline in net borrowings on bank loans by the Company's Brazilian subsidiary. In addition, cash from financing activities for the first six months of 2015 were positively affected by cash received from the sale of Company shares held in participants' SERP accounts in 2015, partially due to the payout of the Company's former CEO's account to his beneficiary in 2015.

Financial Condition
The Company's current assets increased to $607,031 as of June 30, 2016 from $541,797 as of December 31, 2015, an increase of $65,234 or 12.0% due primarily to an increases in cash of $43,411 and trade receivables of $25,182 during the first six months of 2016.

The Company's current liabilities increased to $179,218 as of June 30, 2016 from $142,012 as of December 31, 2015, an increase of $37,206 or 26.2%. The increase is primarily due to increases in customer deposits of $22,357 and accounts payable of $6,113.

Market Risk and Risk Management Policies
We have no material changes to the disclosure on this matter made in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Off-balance Sheet Arrangements
As of June 30, 2016, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations
During the six months ended June 30, 2016, there were no substantial changes in the Company's commitments or contractual liabilities.

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

Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6.  Exhibits

Exhibit No.	Description
10.1	Astec Industries, Inc. Executive Change in Control Severance Plan
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

ASTEC INDUSTRIES, INC. (Registrant)

Date: August 5, 2016	/s/ Benjamin G. Brock
Benjamin G. Brock Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2016	/s/ David C. Silvious
David C. Silvious Chief Financial Officer, Vice President, and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	Astec Industries, Inc. Executive Change in Control Severance Plan
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