Form 10-Q
period 2016-09-30
ASTEC INDUSTRIES INC
filed 2016-11-07
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
OR
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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at October 25, 2016
Common Stock, par value $0.20	23,044,305

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements
Astec Industries, Inc. Condensed Consolidated Balance Sheets (in thousands) (unaudited)
	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$52,474	$25,062
Investments	713	1,539
Trade receivables	108,436	98,865
Other receivables	3,317	3,132
Inventories	399,718	384,776
Prepaid expenses and other	25,909	28,423
Total current assets	590,567	541,797
Property and equipment, net	178,167	170,206
Investments	14,094	11,540
Goodwill	41,958	30,835
Other long-term assets	37,053	22,975
Total assets	$861,839	$777,353
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2,159	$4,528
Accounts payable	53,496	48,385
Accrued product warranty	11,507	9,100
Customer deposits	75,766	40,082
Accrued payroll and related liabilities	20,926	17,375
Accrued loss reserves	3,213	2,838
Accrued income taxes payable	513	103
Other current liabilities	22,626	19,601
Total current liabilities	190,206	142,012
Long-term debt	4,781	5,154
Deferred income tax liabilities	1,819	2,348
Other long-term liabilities	20,102	17,981
Total liabilities	216,908	167,495
Shareholders' equity	643,884	608,072
Non-controlling interest	1,047	1,786
Total equity	644,931	609,858
Total liabilities and equity	$861,839	$777,353

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Income (in thousands, except per share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$247,752	$211,350	$820,868	$768,141
Cost of sales	192,363	166,212	620,071	594,724
Gross profit	55,389	45,138	200,797	173,417
Selling, general, administrative and engineering expenses	43,950	41,023	132,716	128,136
Income from operations	11,439	4,115	68,081	45,281
Interest expense	264	505	1,057	1,222
Other income, net of expenses	505	510	1,324	2,543
Income from operations before income taxes	11,680	4,120	68,348	46,602
Income taxes	4,845	2,162	25,694	18,070
Net income	6,835	1,958	42,654	28,532
Net loss attributable to non-controlling interest	(3)	(334)	(119)	(669)
Net income attributable to controlling interest	$6,838	$2,292	$42,773	$29,201

Earnings per common share
Net income attributable to controlling interest:
Basic	$0.30	$0.10	$1.86	$1.27
Diluted	$0.30	$0.10	$1.85	$1.26
Weighted average number of common shares outstanding:
Basic	23,001	22,943	22,989	22,930
Diluted	23,145	23,121	23,138	23,118
Dividends declared per common share	$0.10	$0.10	$0.30	$0.30

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Comprehensive Income (in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$6,835	$1,958	$42,654	$28,532
Other comprehensive income (loss):
Change in unrecognized pension and post-retirement benefit costs	--	--	--	28
Income tax (provision) benefit on change in unrecognized pension and post-retirement benefit costs	111	(30)	--	(21)
Foreign currency translation adjustments	69	(7,003)	(219)	(10,721)
Income tax (provision) benefit on foreign currency translation adjustments	(57)	868	(783)	808
Other comprehensive income (loss)	123	(6,165)	(1,002)	(9,906)
Comprehensive income (loss)	6,958	(4,207)	41,652	18,626
Comprehensive loss attributable to non-controlling interest	(130)	(607)	(55)	(1,285)
Comprehensive income (loss) attributable to controlling interest	$7,088	$(3,600)	$41,707	$19,911

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$42,654	$28,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,118	18,042
Provision (benefit) for doubtful accounts	327	(161)
Provision for warranties	13,135	11,723
Deferred compensation provision (benefit)	1,240	(206)
Stock-based compensation	2,021	603
Deferred income tax benefit	(2,019)	(3,959)
Gain on disposition of fixed assets	(322)	(234)
Distributions to SERP participants	(525)	(2,649)
Change in operating assets and liabilities:
Sale (purchase) of trading securities, net	(1,545)	(698)
Trade and other receivables	(5,224)	2,504
Inventories	(8,120)	3,628
Prepaid expenses and other assets	(3,132)	3,833
Accounts payable	3,234	(14,581)
Accrued product warranty	(11,011)	(11,499)
Customer deposits	35,685	(12,523)
Prepaid and income taxes payable, net	5,655	(1,792)
Other	6,602	1,581
Net cash provided by operating activities	96,773	22,144
Cash flows from investing activities:
Business acquisition, net of cash acquired	(39,613)	178
Expenditures for property and equipment	(17,483)	(15,483)
Proceeds from sale of property and equipment	577	378
Other	(174)	529
Net cash used by investing activities	(56,693)	(14,398)
Cash flows from financing activities:
Payment of dividends	(6,912)	(6,893)
Borrowings under bank loans	1,695	85,441
Repayments of bank loans	(5,570)	(85,287)
Sale (purchase) of Company shares held by SERP, net	(99)	2,053
Withholding tax paid upon vesting of restricted stock units	(1,024)	(600)
Purchase of subsidiary's shares	(724)	(653)
Other	--	420
Net cash used by financing activities	(12,634)	(5,519)
Effect of exchange rates on cash	(34)	(1,265)
Net increase in cash and cash equivalents	27,412	962
Cash and cash equivalents, beginning of period	25,062	13,023
Cash and cash equivalents, end of period	$52,474	$13,985

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc.
Condensed Consolidated Statement of Equity
For the Nine Months Ended September 30, 2016
(in thousands)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accum- ulated Other Compre- hensive Loss	Company Shares Held by SERP	Retained Earnings	Non- controlling Interest	Total Equity
Balance, December 31, 2015	22,988	$4,598	$137,883	$(23,564)	$(1,778)	$490,933	$1,786	$609,858
Net income (loss)	--	--	--	--	--	42,773	(119)	42,654
Other comprehensive loss	--	--	--	(1,002)	--	--	--	(1,002)
Dividends declared	--	--	7	--	--	(6,919)	--	(6,912)
Stock-based compensation	3	1	2,020	--	--	--	--	2,021
Change in ownership percent of subsidiary	--	--	--	--	--	--	(1,310)	(1,310)
Stock issued under incentive plans	53	10	(10)	--	--	--	--	--
Withholding tax paid upon vesting of RSUs	--	--	(1,024)	--	--	--	--	(1,024)
SERP transactions, net	--	--	27	--	(126)	--	--	(99)
Cumulative effect of adopting ASU No. 2016-09	--	--	150	--	--	(95)	--	55
Other	--	--	--	--	--	--	690	690
Balance, September 30, 2016	23,044	$4,609	$139,053	$(24,566)	$(1,904)	$526,692	$1,047	$644,931

See Notes to Unaudited Condensed Consolidated Financial Statements

ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands, except per share amounts, unless otherwise specified)

Note 1.  Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine-month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Astec Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2015.

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which supersedes existing revenue guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The implementation of this new standard will require companies to use more judgment and to make more estimates than under current guidance. The standard is effective for public companies for annual periods beginning after December 15, 2017. The Company plans to adopt the new standard effective January 1, 2018. The Company has not yet determined what impact, if any, the adoption of this new standard will have on the Company's financial position or results of operations.

In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory", which changes the measurement basis for inventory from the lower of cost or market to lower of cost and net realizable value and also eliminates the requirement for companies to consider replacement cost or net realizable value less an approximate normal profit margin when determining the recorded value of inventory. The standard is effective for public companies in fiscal years beginning after December 15, 2016, with early adoption permitted.  The Company expects to adopt the standard effective October 1, 2016. The Company does not expect the adoption of this new standard will have a material impact on its financial position or results of operations.

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

In March 2016, the FASB issued ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718)", as part of its Simplification Initiative.  The standard's provisions impact several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification in the statement of cash flows.  The standard is effective for public companies for annual periods beginning after December 15, 2016, with early adoption permitted. The Company adopted the new standard effective January 1, 2016 and has recorded a cumulative effect adjustment in retained earnings as of January 1, 2016 of $95, net of tax, related to the adoption of the new provisions allowing for restricted stock unit forfeitures to be accounted for at the time they occur as opposed to being estimated during the vesting period.  Additionally, income tax benefits of $209, which would have been recorded in additional paid-in capital under prior guidance, have been recorded in the first quarter of 2016 consolidated income statements related to excess tax benefits resulting from the vesting of restricted stock units in 2016.  As allowed under the provision's guidelines, amounts for 2015 have not been restated in the accompanying financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) which clarifies how certain cash receipts and cash payments should be presented on the statement of cash flows.  The statement also addresses how the predominance principle should be applied when cash payments have aspects of more than one class of cash flows.  The standard is effective for public companies in fiscal years beginning after December 15, 2017, and the Company expects to adopt the standard effective January 1, 2018. The Company has not determined the impact, if any, the adoption of this new standard will have on the Company's statement of cash flows.

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

The following table sets forth the computation of net income attributable to controlling interest and the number of basic and diluted shares used in the computation of earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income attributable to controlling interest	$6,838	$2,292	$42,773	$29,201
Denominator:
Denominator for basic earnings per share	23,001	22,943	22,989	22,930
Effect of dilutive securities:
Employee stock options and restricted stock units	79	114	85	124
Supplemental Executive Retirement Plan	65	64	64	64
Denominator for diluted earnings per share	23,145	23,121	23,138	23,118

Note 3.  Receivables
Receivables are net of allowances for doubtful accounts of $1,573 and $1,837 as of September 30, 2016 and December 31, 2015, respectively.

Note 4.  Inventories
Inventories consist of the following:

	September 30, 2016	December 31, 2015
Raw materials and parts	$143,882	$141,967
Work-in-process	149,258	113,859
Finished goods	82,656	104,879
Used equipment	23,922	24,071
Total	$399,718	$384,776

Raw materials and parts inventory is comprised of purchased steel and other purchased items for use in the manufacturing process or held for sale in the Company's after-market parts business. The category also includes the manufacturing cost of completed equipment sub-assemblies produced for either integration into equipment manufactured at a later date or for sale in the Company's after-market parts business.

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

Note 5.  Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation of $216,588 and $203,471 as of September 30, 2016 and December 31, 2015, respectively.

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

As indicated in the tables below (which excludes the Company's pension assets), the Company has determined that all of its financial assets and liabilities as of September 30, 2016 and December 31, 2015 are Level 1 and Level 2 in the fair value hierarchy as defined above:

	September 30, 2016
	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$90	$--	$90
SERP mutual funds	3,229	--	3,229
Preferred stocks	620	--	620
Trading debt securities:
Corporate bonds	5,109	--	5,109
Municipal bonds	--	2,441	2,441
Floating rate notes	98	--	98
Asset backed securities	--	694	694
Other	--	2,526	2,526
Total financial assets	$9,146	$5,661	$14,807

Financial Liabilities:
SERP liabilities	$--	$7,218	$7,218
Derivative financial instruments	--	592	592
Total financial liabilities	$--	$7,810	$7,810

	December 31, 2015
	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$445	$--	$445
SERP mutual funds	2,864	--	2,864
Preferred stocks	742	--	742
Trading debt securities:
Corporate bonds	3,756	141	3,897
Municipal bonds	--	1,811	1,811
Floating rate notes	84	--	84
U.S. Treasury bills	404	--	404
Savings bonds	77	--	77
Other	--	2,755	2,755
Derivative financial instruments	--	1,265	1,265
Total financial assets	$8,372	$5,972	$14,344

Financial Liabilities:
SERP liabilities	$--	$5,869	$5,869
Derivative financial instruments	--	22	22
Total financial liabilities	$--	$5,891	$5,891

The Company reevaluates the volume of trading activity for each of its investments at the end of each quarter and adjusts the level within the fair value hierarchy as needed.  There were no investments that changed levels within the hierarchy during the quarter ended September 30, 2016.

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

Net unrealized gains or losses incurred on investments held as of September 30, 2016 and December 31, 2015 amounted to a net gain of $94 and a net loss of $429, respectively.

Note 7.  Debt
On April 12, 2012, the Company and certain of its subsidiaries entered into an amended and restated credit agreement whereby Wells Fargo extended to the Company an unsecured line of credit of up to $100,000, including a sub-limit for letters of credit of up to $25,000. There were no borrowings outstanding under the agreement at any time during the nine-month period ended September 30, 2016.  Letters of credit totaling $15,196, including $11,874 of letters of credit issued to banks in Brazil to secure the local debt of Astec do Brasil Fabricacao de Equipamentos Ltda. ("Astec Brazil"), were outstanding under the credit facility as of September 30, 2016, resulting in additional borrowing ability of $84,804 under the credit facility. The credit agreement has a five-year term expiring in April 2017. Borrowings under the agreement are subject to an interest rate equal to the daily one-month LIBOR rate plus a 0.75% margin, resulting in a rate of 1.29% as of September 30, 2016. The unused facility fee is 0.175%. Interest only payments are due monthly. The amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income, minimum tangible net worth and maximum allowed capital expenditures. The Company was in compliance with these covenants as of September 30, 2016.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd ("Osborn"), has a credit facility of $6,920 with a South African bank to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of September 30, 2016, Osborn had $1,911 in performance, advance payment and retention guarantees outstanding under the facility. The facility has been guaranteed by Astec Industries, Inc., but is otherwise unsecured. A 0.75% unused facility fee is charged if less than 50% of the facility is utilized. As of September 30, 2016, Osborn had available credit under the facility of $5,009. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 10.5% as of September 30, 2016.

The Company's Brazilian subsidiary, Astec Brazil, has outstanding working capital loans totaling $5,639 from Brazilian banks with interest rates ranging from 10.4% to 11.0%.  The loans' maturity dates range from November 2018 to April 2024 and the debts are secured by Astec Brazil's manufacturing facility.  Additionally, Astec Brazil has various 5-year equipment financing loans outstanding with Brazilian banks in the aggregate of $1,301 as of September 30, 2016 that have interest rates ranging from 3.5% to 16.3%.  These equipment loans have maturity dates ranging from September 2018 to April 2020.  Astec Brazil's loans are included in the accompanying balance sheets as current maturities of long-term debt ($2,159) and long-term debt ($4,781). A portion of the Astec Brazil debt is also secured by letters of credit totaling $11,874 issued by Astec Industries, Inc.

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

Changes in the Company's product warranty liability for the three and nine-month periods ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Reserve balance, beginning of the period	$11,858	$10,761	$9,100	$10,032
Warranty liabilities accrued	4,835	3,261	13,135	11,723
Warranty liabilities settled	(5,442)	(3,828)	(11,011)	(11,499)
Other	256	(130)	283	(192)
Reserve balance, end of the period	$11,507	$10,064	$11,507	$10,064

Note 9.  Accrued Loss Reserves
The Company records reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company.  The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events.  Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future.  Total accrued loss reserves were $8,514 as of September 30, 2016 and $7,663 as of December 31, 2015, of which $5,301 and $4,825 were included in other long-term liabilities as of September 30, 2016 and December 31, 2015, respectively.

Note 10.  Income Taxes
The Company's combined effective income tax rates were 41.5% and 52.5% for the three-month periods ended September 30, 2016 and 2015, respectively.  The Company's combined effective income tax rates were 37.6% and 38.8% for the nine-month periods ended September 30, 2016 and 2015, respectively.  The Company's effective tax rates for the three and nine-month periods ended September 30, 2016 include the effect of state income taxes and other discrete items as well as a benefit for research and development credits.  The Company's effective tax rates for the three and nine-month periods ended September 30, 2015 include the effect of state income taxes and other discrete items but does not include benefits for the research and development credits as legislation extending the research and development credit for 2015 was not enacted by Congress until the fourth quarter of 2015.

The Company's recorded liability for uncertain tax positions as of September 30, 2016 has decreased by approximately $241 as compared to December 31, 2015 as the result of federal and state tax audit settlements related to tax years 2011 and 2012.

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

Energy Group - This segment consisted of five business units through May 2015, four from June 2015 through July 2016, and five thereafter, that design, engineer, manufacture and market a complete line of drilling rigs for the oil and gas, geothermal and water well industries, high pressure diesel pump trailers for fracking and cleaning oil and gas wells, a variety of industrial heaters to fit a broad range of applications including heating equipment for refineries, oil sands and energy related processing, heat transfer processing equipment, thermal fluid storage tanks, waste heat recovery equipment, whole-tree pulpwood, biomass chippers, horizontal grinders and beginning in August 2016, gas, oil and combination gas/oil burners and combustion control systems designed for commercial, industrial and process applications primarily sold to boiler manufacturers or related manufacturing representatives.  The principal purchasers of products produced by this group are oil, gas and water well drilling industry contractors, processors of oil, gas and biomass for energy production and contractors in the construction and demolition recycling markets.  Effective May 31, 2015, the Company's Astec Underground, Inc. business unit in Loudon, Tennessee ceased operations and responsibility for its product lines was transferred to the Company's GEFCO, Inc. subsidiary in Enid, Oklahoma.  The Loudon facility was sold in October 2015.  Effective August 1, 2016, the Company acquired substantially all of the assets and certain liabilities of Power Flame Incorporated based in Parsons, Kansas.  See Note 16 for further information concerning this acquisition.

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

Segment Information:
	Three Months Ended September 30, 2016
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$109,227	$85,819	$52,706	$--	$247,752
Intersegment sales	5,324	10,063	4,108	--	19,495
Gross profit	24,929	20,935	9,473	52	55,389
Gross profit percent	22.8%	24.4%	18.0%	--	22.4%
Segment profit (loss)	$9,858	$7,651	$805	$(11,610)	$6,704

	Nine Months Ended September 30, 2016
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$414,817	$277,393	$128,658	$--	$820,868
Intersegment sales	13,009	20,859	13,718	--	47,586
Gross profit	101,349	72,224	27,069	155	200,797
Gross profit percent	24.4%	26.0%	21.0%	--	24.5%
Segment profit (loss)	$51,394	$28,135	$3,237	$(40,745)	$42,021

	Three Months Ended September 30, 2015
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$85,625	$80,549	$45,176	$--	$211,350
Intersegment sales	5,839	4,604	1,122	--	11,565
Gross profit	16,104	19,226	9,794	14	45,138
Gross profit percent	18.8%	23.9%	21.7%	--	21.4%
Segment profit (loss)	$2,116	$3,790	$1,941	$(6,853)	$994

	Nine Months Ended September 30, 2015
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$336,768	$285,790	$145,583	$--	$768,141
Intersegment sales	17,633	19,223	13,965	--	50,821
Gross profit	74,292	70,182	28,912	31	173,417
Gross profit percent	22.1%	24.6%	19.9%	--	22.6%
Segment profit (loss)	$29,472	$25,441	$2,805	$(29,154)	$28,564

A reconciliation of total segment profits to the Company's consolidated totals is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total segment profits	$6,704	$994	$42,021	$28,564
Recapture (elimination) of intersegment profit	131	964	633	(32)
Net income	6,835	1,958	42,654	28,532
Net loss attributable to non-controlling interest in subsidiaries	(3)	(334)	(119)	(669)
Net income attributable to controlling interest	$6,838	$2,292	$42,773	$29,201

Note 12.  Contingent Matters
Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of $1,945 as of September 30, 2016.  The maximum potential amount of future payments for which the Company would be liable was equal to $1,945 as of September 30, 2016.  These arrangements also provide that the Company will receive the lender's full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements.  The Company has recorded a liability of $153 related to these guarantees as of September 30, 2016.

In addition, the Company is contingently liable under letters of credit issued by Wells Fargo totaling $15,196 as of September 30, 2016, including $11,874 of letters of credit that guarantee certain Astec Brazil bank debt.  The outstanding letters of credit expire at various dates through March 2019.  As of September 30, 2016, Osborn is contingently liable for a total of $1,911 in performance letters of credit, advance payments and retention guarantees.  The maximum potential amount of future payments under these letters of credit and guarantees for which the Company could be liable is $17,107 as of September 30, 2016.

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

A total of 77 and 66 RSUs vested during the nine-month periods ended September 30, 2016 and 2015, respectively.  The Company withheld 24 and 14 shares due to statutory payroll tax withholding requirements upon the vesting of the RSUs in the first nine months of 2016 and 2015, respectively, and used Company funds to remit the related required minimum withholding taxes to the various tax authorities.  The vesting date fair value of the RSUs that vested during the first nine months of 2016 and 2015 was $3,289 and $2,785, respectively.  Compensation expense of $769 and $38 was recorded in the three-month periods ended September 30, 2016 and 2015, respectively, to reflect the fair value of RSUs granted (or anticipated to be granted for 2016 performance) amortized over the portion of the vesting period occurring during the periods.  Compensation expense of $1,697 and $778 was recorded in the nine-month periods ended September 30, 2016 and 2015, respectively, to reflect the fair value of RSUs granted (or anticipated to be granted for 2016 performance) amortized over the portion of the vesting period occurring during the periods.

Note 14.  Other Income, Net of Expenses
Other income, net of expenses for the three and nine-month periods ended September 30, 2016 and 2015 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income	$178	$128	$621	$392
Income from life insurance policies	--	--	--	1,204
Loss on investments	(26)	(72)	(41)	(204)
License fee income	247	250	503	616
Other	106	204	241	535
Total	$505	$510	$1,324	$2,543

Note 15.  Derivative Financial Instruments
The Company is exposed to certain risks related to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency risk.  From time to time the Company's foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.  The fair value of the derivative financial instruments is recorded on the Company's balance sheet and is adjusted to fair value at each measurement date.  The changes in fair value are recognized in the consolidated statements of income in the current period.  The Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes.  The average U.S. dollar equivalent notional amount of outstanding foreign currency exchange contracts was $12,118 during the nine-month period ended September 30, 2016. The Company reported $592 of derivative liabilities in other current liabilities at September 30, 2016. At December 31, 2015, the Company reported $935 of derivative assets in other current assets, $330 of derivative assets in other long-term assets and $22 of derivative liabilities in other current liabilities.  The Company recognized, as a component of cost of sales, a net loss of $383 and a net gain $419 on the changes in fair value of derivative financial instruments in the three-month periods ended September 30, 2016 and 2015, respectively. The Company recognized, as a component of cost of sales, a net loss of $897 and a net gain of $1,227 on the changes in fair value of derivative financial instruments in the nine-month periods ended September 30, 2016 and 2015, respectively.  There were no derivatives that were designated as hedges at September 30, 2016.

Note 16.  Business Acquisition
In August 2016, the Company acquired substantially all of the assets and certain liabilities of Power Flame Incorporated ("PFI") located in Parsons, Kansas.  The Company paid a purchase price, after preliminary adjustments, of $39,614, which is subject to certain additional post-closing adjustments, from available cash balances in early August 2016.  $5,000 of the purchase price will be held in escrow for up to two years pending the final resolution of any post-closing adjustments and any indemnification claims.  The Company's preliminary allocation of the purchase price resulted in the recognition of $13,076 of goodwill and $17,407 of other intangible assets consisting of technology (19 year life), trade name (15 year life) and customer relationships (18 year life).  Approximately $159 of acquisition related costs have been expensed by the Company in the nine-month period ended September 30, 2016.  The Company does not expect PFI's revenues or profits to be material to the Company's 2016 operating results.

PFI, which began operations in 1948, manufactures and sells gas, oil and combination gas/oil burners and combustion control systems designed for commercial, industrial and process applications.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words "will," "would," "should," "could," "may," "believes," "anticipates," "intends," "forecasts" and "expects" and similar expressions.  Such forward-looking statements include, without limitation, statements regarding the Company's expected sales and results of operations during 2016, the Company's expected capital expenditures in 2016, the expected benefit and impact of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through September 30, 2017, the amount and impact of any current or future state or federal funding for transportation construction programs, the need for road improvements, the amount and impact of other public sector spending and funding mechanisms, changes in the economic environment as it affects the Company, the market confidence of customers and dealers, the Company being called upon to fulfill certain contingencies, the expected dates of granting of restricted stock units, changes in interest rates and the impact of such changes on the financial results of the Company, changes in the prices of steel and oil and the impact of such changes generally and on the demand for the Company's products, customer's buying decisions, the Company's business, the ability of the Company to offset future changes in prices in raw materials, the change in the strength of the dollar and the level of the Company's presence and sales in international markets, the impact that further development of domestic oil and natural gas production capabilities would have on the domestic economy and the Company's business, the seasonality of the Company's business, the Company's investments, the percentage of the Company's equipment sold directly to end users, the amount or value of unrecognized tax benefits, the impact of IRS tax regulations, payment of dividends by the Company and the ultimate outcome of the Company's current claims and legal proceedings.

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

●
design, engineer, manufacture and market equipment that is used in each phase of road building, including quarrying and crushing the aggregate, mobile bulk and material handling solutions, producing asphalt or concrete, recycling old asphalt or concrete and applying the asphalt;

●
design, engineer, manufacture and market additional equipment and components, including equipment for geothermal drilling, oil and natural gas drilling, industrial heat transfer, wood chipping and grinding, and wood pellet processing; and

●	manufacture and sell replacement parts for equipment in each of its product lines.

Astec Industries, Inc. currently consists of 20 companies: 16 manufacturing companies, 2 companies that operate as dealers for the manufacturing companies, a captive insurance company and the parent company.  The companies fall within three reportable operating segments:

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

Energy Group – This segment consisted of five business units through May 2015, four from June 2015 through July 2016, and five thereafter, that design, engineer, manufacture and market a complete line of drilling rigs for the oil and gas, geothermal and water well industries, high pressure diesel pump trailers for fracking and cleaning oil and gas wells, a variety of industrial heaters to fit a broad range of applications including heating equipment for refineries, oil sands and energy related processing, heat transfer processing equipment, thermal fluid storage tanks, waste heat recovery equipment, and whole-tree pulpwood and biomass chippers, horizontal grinders and, beginning in August 2016, gas, oil and combination gas/oil burners and combustion control systems designed for commercial, industrial and process applications, primarily sold to boiler manufacturers or related manufacturing representatives. The principal purchasers of products produced by this group are oil, gas and water well drilling industry contractors, processors of oil, gas and biomass for energy production and contractors in the construction and demolition recycling markets. Effective May 31, 2015, the Company's Astec Underground, Inc. business unit in Loudon, Tennessee ceased operations and responsibility for its product lines was transferred to the Company's GEFCO, Inc. subsidiary in Enid, Oklahoma. The Company sold the Loudon, Tennessee facility in October 2015.

Individual Company subsidiaries included in the composition of the Company's segments are as follows:

1.	Infrastructure Group – Astec, Inc., Roadtec, Inc., Carlson Paving Products, Inc., Astec Australia Pty Ltd and Astec Mobile Machinery GmbH.
2.
Aggregate and Mining Group – Telsmith, Inc., Kolberg-Pioneer, Inc., Johnson Crushers International, Inc., Osborn Engineered Products SA (Pty) Ltd, Breaker Technology, Inc., Astec Mobile Screens, Inc., Astec do Brasil Fabricacao de Equipamentos LTDA and Telestack Limited.

3.	Energy Group – Heatec, Inc., CEI Enterprises, Inc., GEFCO, Inc., Peterson Pacific Corp., Power Flame Incorporated (beginning in August 2016) and Astec Underground, Inc. (through May 2015)
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

Significant portions of the Company's revenues relate to the sale of equipment involved in the production, handling, recycling or installation of asphalt mix. Liquid asphalt is a by-product of oil production. An increase in the price of oil increases the cost of asphalt, which is likely to decrease demand for asphalt and therefore decrease demand for certain Company products. While increasing oil prices may have a negative financial impact on many of the Company's customers, the Company's equipment can use a significant amount of recycled asphalt pavement, thereby mitigating the effect of increased oil prices on the final cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt mix. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. The Company's asphalt producers and road building customers appear to be adapting their prices in response to the fluctuating oil prices, and the fluctuations did not appear to significantly impair equipment purchases in 2015 or the first nine months of 2016. The Company expects oil prices to continue to fluctuate during the remainder of 2016 and thereafter.  Minor fluctuations in oil prices should not have a significant impact on customers' buying decisions pertaining to asphalt and road building products. However, political uncertainty in oil producing countries, interruptions in oil production due to disasters, whether natural or man-made, or other economic factors could significantly impact oil prices, which could negatively impact demand for the Company's products.

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

Steel is a major component in the Company's equipment. Steel prices increased during the first half of 2016 but declined slightly in the third quarter of 2016. We expect prices to increase slightly in the remainder of 2016 and into 2017. The Company continues to utilize forward-looking contracts that contain fixed pricing (with no minimum or specified quantity guarantees) coupled with advanced steel purchases to minimize the impact of future price increases.  The Company will review the trends in steel prices in the last quarter of 2016 and establish future contract pricing accordingly.

In addition to the factors stated above, many of the Company's markets are highly competitive, and its products compete worldwide with a number of other manufacturers and dealers that produce and sell similar products. A weak dollar, combined with improving economic conditions in certain foreign economies, had a positive impact on the Company's international sales in 2010 through mid-2012. The strengthening of the U.S. dollar against many foreign currencies during the later portion of 2012 through the nine months of 2016 has negatively impacted pricing and the Company's backlog at September 30, 2016 in certain foreign markets.  Increasing domestic interest rates or weakening economic conditions abroad could cause the dollar to further strengthen, which could negatively impact the Company's international sales.

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

Results of Operations

Net Sales
Net sales for the third quarter of 2016 were $247,752 compared to $211,350 for the third quarter of 2015, an increase of $36,402 or 17.2%. Sales are generated primarily from new equipment and parts sales to domestic and international customers.  Sales increased $23,602 in the Infrastructure Group, $7,530 in the Energy Group and $5,270 in the Aggregate and Mining Group.  Domestic sales in the Infrastructure group continue to be positively impacted by effects of the long-term federal highway bill enacted in December 2015 and pellet plant sales; however, sales of the Company's other groups are being negatively impacted by low oil prices, the strong U.S. dollar and the continuing downturn in the mining sector.  Sales reported by the Company's foreign subsidiaries in U.S. dollars for the third quarter of 2016 would have been reported $1,989 higher had 2016 foreign exchange rates been the same as 2015 rates.

Net sales for the first nine months of 2016 were $820,868 compared to $768,141 for the first nine months of 2015, an increase of $52,727 or 6.9%. Sales are generated primarily from new equipment and parts sales to domestic and international customers.  Increased sales of $78,049 in the Infrastructure Group were offset by decreased sales of $8,397 in the Aggregate and Mining Group and $16,925 in the Energy Group.  Domestic sales in the Infrastructure group are continuing to be positively impacted by effects of the long-term federal highway bill enacted in December 2015 and pellet plant sales; however, sales of the Company's other groups are being negatively impacted by low oil prices, the strong U.S. dollar and the continuing downturn in the mining sector.  Sales reported by the Company's foreign subsidiaries in U.S. dollars for the first nine months of 2016 would have been reported $9,482 higher had 2016 foreign exchange rates been the same as rates during 2015.

Domestic sales for the third quarter of 2016 were $199,851 or 80.7% of consolidated net sales compared to $156,333 or 74.0% of consolidated net sales for the third quarter of 2015, an increase of $43,518 or 27.8%. Domestic sales for the third quarter of 2016 as compared to the third quarter of 2015 increased $28,976 in the Infrastructure Group, $9,862 in the Energy Group and  $4,680 in the Aggregate and Mining Group.

Domestic sales for the first nine months of 2016 were $676,310 or 82.4% of consolidated net sales compared to $562,006 or 73.2% of consolidated net sales for the first nine months of 2015, an increase of $114,304 or 20.3%. Domestic sales for the first nine months of 2016 as compared to the first nine months of 2015 increased $104,500 in the Infrastructure Group and $12,512 in the Aggregate and Mining Group, but decreased $2,708 in the Energy Group.

International sales for the third quarter of 2016 were $47,901 or 19.3% of consolidated net sales compared to $55,017 or 26.0% of consolidated net sales for the third quarter of 2015, a decrease of $7,116 or 12.9%. International sales decreased $5,374 in the Infrastructure Group and $2,332 in the Energy Group and increased $590 in the Aggregate and Mining Group.  The decreases in international sales occurred primarily in Canada, Africa, Brazil and other South American countries, Asia and the Middle East, partially offset by increases in sales in Australia, Mexico and other Central American countries, West Indies and Europe.  International sales volumes continue to be negatively impacted by the strength of the U.S. dollar as compared to the currencies in many of the countries in which the Company operates, as well as low oil and gas pricing and the continuing downturn in the mining and oil and gas sectors.

International sales for the first nine months of 2016 were $144,558 or 17.6% of consolidated net sales compared to $206,135 or 26.8% of consolidated net sales for the first nine months of 2015, a decrease of $61,577 or 29.9%. International sales decreased $26,451 in the Infrastructure Group, $20,909 in the Aggregate and Mining Group and $14,217 in the Energy Group.  The decreases in international sales occurred primarily in Canada, Africa, the Middle East, Brazil and other South American countries, Europe, Post-Soviet States, Australia, Russia, and Asia, partially offset by smaller increases in sales in Japan, China, Mexico and the West Indies.  International sales volumes continue to be negatively impacted by the strength of the U.S. dollar as compared to the currencies in many of the countries in which the Company operates, as well as low oil and gas pricing and the continuing downturn in the mining and oil and gas sectors.

Parts sales for the third quarter of 2016 were $63,082 compared to $62,022 for the third quarter of 2015, an increase of $1,060 or 1.7%.  Parts sales as a percentage of consolidated net sales decreased 380 basis points from 29.3% for the third quarter of 2015 to 25.5% for the third quarter of 2016.  Parts sales increased in the Energy and Infrastructure Groups but decreased in the Aggregate and Mining Group.

Parts sales for the first nine months of 2016 were $200,974 compared to $202,527 for the first nine months of 2015, a decrease of $1,553 or 0.8%.  Parts sales as a percentage of consolidated net sales decreased 190 basis points from 26.4% for the first nine months of 2015 to 24.5% for the first nine months of 2016.  Parts sales increased in the Infrastructure Groups but decreased in the Aggregate and Mining Group and the Energy Group.

Gross Profit
Consolidated gross profit increased $10,251 or 22.7% to $55,389 for the third quarter of 2016 compared to $45,138 for the third quarter of 2015.  Gross profit as a percentage of sales increased 100 basis points to 22.4% for the third quarter of 2016 compared to 21.4% for the third quarter of 2015.  The increased gross margin percentage is due primarily to improved margins achieved in the Infrastructure Group associated with increased volumes due primarily to pellet plant sales in the third quarter of 2016 with no similar sales in the third quarter of 2015.

Consolidated gross profit increased $27,380 or 15.8% to $200,797 for the first nine months of 2016 compared to $173,417 for the first nine months of 2015.  Gross profit as a percentage of sales increased 190 basis points to 24.5% for the first nine months of 2016 compared to 22.6% for the first nine months of 2015.  The increased gross margin percentage is due primarily to improved margins achieved in the Infrastructure Group associated with increased volumes due primarily to pellet plant and parts sales in the first nine months of 2016.  Additionally, non-recurring expenses totaling $999 related to the closing of the Company's Astec Underground facility in Loudon, Tennessee and relocating the related equipment and inventory to the Company's GEFCO subsidiary were incurred in early 2015.

Selling, General, Administrative and Engineering Expenses
Selling, general, administrative and engineering expenses increased $2,927 or 7.1% to $43,950 for the third quarter of 2016 compared to $41,023 for the third quarter of 2015 due primarily to increased payroll/commissions of $1,667, profit sharing expense of $1,366 associated with improved earnings, SERP expense of $783 due to the impact of stock price increases on Company stock held by the SERP and restricted stock unit expense of $731, offset by reduced repairs to airplanes of $1,556.

Selling, general, administrative and engineering expenses increased $4,580 or 3.6% to $132,716 for the first nine months of 2016 compared to $128,136 for the first nine months of 2015 due primarily to increased payroll/commissions of $2,296, profit sharing expense of $2,643 associated with improved earnings, SERP expense of $1,482 due to the impact of stock price increases on Company stock held by the SERP, restricted stock unit expense of $919, offset by reduced repairs to airplanes of $1,556 and expenses of $824 relating to computer services.

Interest Expense
Interest expense for the third quarter of 2016 decreased $241 to $264 from $505 for the third quarter of 2015.

Interest expense for the first nine months of 2016 decreased $165 to $1,057 from $1,222 for the first nine months of 2015.

Other Income, Net of Expenses
Other income, net of expenses was $505 for the third quarter of 2016 compared to $510 for the third quarter of 2015, a slight decrease of $5 or 0.1%.  See Note 14 to the unaudited condensed consolidated financial statements for a summary of items included in other income.

Other income, net of expenses was $1,324 for the first nine months of 2016 compared to $2,543 for the first nine months of 2015, a decrease of $1,219 due primarily to $1,204 of key-man life insurance proceeds recorded in the first nine months of 2015.  See Note 14 to the unaudited condensed consolidated financial statements for a summary of items included in other income.

Income Tax Expense
The Company's combined effective income tax rate was 41.5% for the third quarter of 2016 compared to 52.5% for the third quarter of 2015.  The continuing high tax rate in each period is due primarily to the Company's inability to recognize tax benefits on losses in certain of the Company's foreign companies and increased state effective tax rates.  The tax rate for 2015 does not include a benefit for research and development tax credits as legislation extending the credit for 2015 was not enacted by Congress until the fourth quarter of 2015.

The Company's combined effective income tax rate was 37.6% for the first nine months of 2016 compared to 38.8% for the first nine months of 2015.  The continuing high tax rate in each period is due primarily to the Company's inability to recognize tax benefits on losses in certain of the Company's foreign companies and increased state effective tax rates. The tax rate for 2015 does not include a benefit for research and development tax credits as legislation extending the credit for 2015 was not enacted by Congress until the fourth quarter of 2015.

Net Income
The Company had net income attributable to controlling interest of $6,838 for the third quarter of 2016 compared to $2,292 for the third quarter of 2015, an increase of $4,546 or 198.3%. Net income attributable to controlling interest per diluted share was $0.30 for the third quarter of 2016 compared to $0.10 for the third quarter of 2015, an increase of $0.20.  Diluted shares outstanding for the quarters ended September 30, 2016 and 2015 were 23,145 and 23,121, respectively.

The Company had net income attributable to controlling interest of $42,773 for the first nine months of 2016 compared to $29,201 for the first nine months of 2015, an increase of $13,572 or 46.5%. Net income attributable to controlling interest per diluted share was $1.85 for the first nine months of 2016 compared to $1.26 for the first nine months of 2015, an increase of $0.59.  Diluted shares outstanding for the nine-month periods ended September 30, 2016 and 2015 were 23,138 and 23,118, respectively.

Dividends
In February 2013, the Company's Board of Directors approved a dividend policy pursuant to which the Company began paying a quarterly $0.10 per share dividend on its common stock beginning in the second quarter of 2013.  The actual amount of future quarterly dividends, if any, will be based upon the Company's financial position, results of operations, cash flows, capital requirements and restrictions under the Company's existing credit agreement, among other factors.  The Board retained the power to modify, suspend or cancel the Company's dividend policy in any manner and at any time it deems necessary or appropriate in the future.  The Company paid quarterly dividends of $0.10 per common share to shareholders in each quarter of 2015 and the first three quarters of 2016.

Backlog
The backlog of orders as of September 30, 2016 was $389,260 compared to $251,775 as of September 30, 2015, an increase of $137,485 or 54.6%. Domestic backlogs increased $132,453 or 68.6% while international backlogs increased $5,032 or 8.6%.  The September 30, 2016 backlog was comprised of 83.6% domestic orders and 16.4% international orders, as compared to 76.7% domestic orders and 23.3% international orders as of September 30, 2015.  Included in the September 30, 2016 and 2015 backlogs is approximately $60,000 for a three line pellet plant from one customer under a Company financed arrangement whereby the Company will record the related revenues when payment is received, which is expected in 2017.  Additionally, the Company received an unrelated $30,000 pellet plant order in the third quarter of 2015 which was increased by $122,500 in the first quarter of 2016 of which approximately $74,100 is included in the September 30, 2016 backlog.  The Company is unable to determine whether the changes in backlogs were experienced by the industry as a whole; however, the Company believes the changes in backlogs reflect the current economic conditions the industry is experiencing.

Segment Net Sales-Quarter:
	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Infrastructure Group	$109,227	$85,625	$23,602	27.6%
Aggregate and Mining Group	85,819	80,549	5,270	6.5%
Energy Group	52,706	45,176	7,530	16.7%

Infrastructure Group: Sales in this group were $109,227 for the third quarter of 2016 compared to $85,625 for the same period in 2015, an increase of $23,602 or 27.6%.  Domestic sales for the Infrastructure Group increased $28,976 or 42.2% for the third quarter of 2016 compared to the same period in 2015 due primarily to increased sales of asphalt plants and mobile asphalt equipment (impacted by the passage of a new long-term Federal highway bill in December 2015) and pellet plant sales of $18,141 in the third quarter of 2016 (part of the $122,500 order discussed in the backlog section above).  International sales for the Infrastructure Group decreased $5,374 or 31.7% for the third quarter of 2016 compared to the same period in 2015 due primarily to reduced sales across most product lines resulting from the continued strength of the U.S. dollar compared to many local foreign currencies.  Sales decreases in South America, Canada and the Middle East were partially offset by increases in sales in the West Indies and Central America (excluding Mexico). Parts sales for the Infrastructure Group increased 1.0% for the third quarter of 2016 compared to the same period in 2015 due primarily to improved sales of parts for mobile asphalt equipment.

Aggregate and Mining Group: Sales in this group were $85,819 for the third quarter of 2016 compared to $80,549 for the same period in 2015, an increase of $5,270 or 6.5%.  Domestic sales for the Aggregate and Mining Group increased $4,680 or 8.9% for the third quarter of 2016 compared to the same period in 2015 due primarily to the sale of a Company-owned distributor for the KPI/JCI/AMS product lines and all of its inventory (which resulted in equipment sales of $7,984).  This increase was partially offset by a decline in sales in the Group's mining industry product lines.  International sales for the Aggregate and Mining Group increased $590 or 2.1% in the third quarter of 2016 compared to the same period in 2015.  International sales increases in Mexico, South America and Europe were partially offset by decreased sales in Africa, Brazil and Canada.  The Group's U.S. based subsidiaries that sell into the mining industry achieved modest growth in international sales due to pent up demand notwithstanding the continued strength of the U.S. dollar compared to many local foreign currencies.  The Company's subsidiaries based in South Africa, Canada and Northern Ireland each experienced increases in international sales while its South Africa and Brazil based subsidiaries experienced a decline in international sales.  Parts sales for this group decreased 1.1% for the third quarter of 2016 compared to the same period in 2015.

Energy Group: Sales in this group were $52,706 for the third quarter of 2016 compared to $45,176 for the same period in 2015, an increase of $7,530 or 16.7%.  Domestic sales for the Energy Group increased $9,862 or 28.0% for the third quarter of 2016 compared to the same period in 2015 due to sales by Power Flame Incorporated ("Power Flame"), which was acquired as of August 1, 2016 and increased sales of concrete plants and wood chippers/grinders.  International sales for the Energy Group decreased $2,332 or 23.6%.  Sales decreases in South America, Canada and Asia were partially offset by increased sales in Australia.    International sales continue to be negatively impacted due to the strength of the U.S. dollar compared to many local foreign currencies and continuing low oil and gas prices.  Parts sales for this group increased 11.1% for the third quarter of 2016 compared to the same period in 2015 due primarily to the acquisition of Power Flame and improved sales to customers in the water well drilling industry.

Segment Net Sales-Nine Months:
	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Infrastructure Group	$414,817	$336,768	$78,049	23.2%
Aggregate and Mining Group	277,393	285,790	(8,397)	(2.9%)
Energy Group	128,658	145,583	(16,925)	(11.6%)

Infrastructure Group: Sales in this group were $414,817 for the first nine months of 2016 compared to $336,768 for the same period in 2015, an increase of $78,049 or 23.2%.  Domestic sales for the Infrastructure Group increased $104,500 or 38.6% for the first nine months of 2016 compared to the same period in 2015 due primarily to increased sales of asphalt plants, mobile asphalt equipment (positively impacted by the passage of a new long-term Federal highway bill in December 2015) and pellet plant sales.  International sales for the Infrastructure Group decreased $26,451 or 39.9% for the first nine months of 2016 compared to the same period in 2015 due to reduced sales across most product lines resulting from the continued strength of the U.S. dollar compared to many local foreign currencies.  Sales decreases in Canada, Europe, the Middle East, South America and post-Soviet States were partially offset by increases in sales in China and the West Indies. Parts sales for the Infrastructure Group increased 6.5% for the first nine months of 2016 compared to the same period in 2015 due primarily to improved sales of parts for asphalt plants.

Aggregate and Mining Group: Sales in this group were $277,393 for the first nine months of 2016 compared to $285,790 for the same period in 2015, a decrease of $8,397 or 2.9%.  Domestic sales for the Aggregate and Mining Group increased $12,512 or 6.9% for the first nine months of 2016 compared to the same period in 2015 due primarily to increased sales of aggregate processing equipment offset by a decline in sales into the U.S. mining market.  International sales for the Aggregate and Mining Group decreased $20,909 or 20.2% in the first nine months of 2016 compared to the same period in 2015.  International sales decreases in Africa, Canada, Brazil and other South American countries, the Middle East, India and post-Soviet States were partially offset by increased sales in Mexico, Japan and other Asian countries.  International sales by the Company's subsidiaries based in Canada and Northern Ireland increased while the Company's U.S., South Africa and Brazil based subsidiaries experienced declines in sales.  International sales continue to be negatively impacted by the reduced customer demand for equipment in the mining sector and pricing issues in many foreign countries due to the strength of the U.S. dollar compared to many local foreign currencies.  Parts sales for this group decreased 7.5% for the first nine months of 2016 compared to the same period in 2015 due primarily to reduced sales into the international mining sector.

Energy Group: Sales in this group were $128,658 for the first nine months of 2016 compared to $145,583 for the same period in 2015, a decrease of $16,925 or 11.6%.  Domestic sales for the Energy Group decreased $2,708 or 2.5% for the first nine months of 2016 compared to the same period in 2015 due primarily to a lack of demand across most product lines impacted by the continuing low oil and gas prices, offset by sales increases in wood chippers/grinders, concrete plants and sales by Power Flame which was acquired August 1, 2016.  International sales for the Energy Group decreased $14,217 or 38.9% across all product lines. International sales decreased in Russia, Australia, the Middle East, Asia and Africa. International sales continue to be negatively impacted due to the strength of the U.S. dollar compared to many local foreign currencies and continuing low oil and gas prices.  Parts sales for this group decreased 4.6% for the first nine months of 2016 compared to the same period in 2015 due primarily to reduced sales of parts for drilling rig equipment.

Segment Profit (Loss)-Quarter:
	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Infrastructure Group	$9,858	$2,116	$7,742	365.9%
Aggregate and Mining Group	7,651	3,790	3,861	101.9%
Energy Group	805	1,941	(1,136)	(58.5%)
Corporate	(11,610)	(6,853)	(4,757)	(69.4%)

Infrastructure Group: Segment profit for this group was $9,858 for the third quarter of 2016 compared to $2,116 for the same period in 2015, an increase of $7,742 or 365.9%.  This group had an increase in gross profit of $8,825 resulting from increased sales of $23,602 as described above.  Gross margins increased 400 basis points due to a more favorable product mix in the third quarter of 2016 as compared to the third quarter of 2015, and a reduction in underabsorbed overhead of $2,005.

Aggregate and Mining Group: Segment profit for this group was $7,651 for the third quarter of 2016 compared to $3,790 for the same period in 2015, an increase of $3,861 or 101.9%.  This group had an increase in gross profit of $1,709 resulting from gross profits on the increase in sales of $5,270 described above and the recapture of intercompany profit previously deferred of $649 while gross margins percentages remained relatively constant between periods.  Additionally, selling expenses declined by $1,391 (primarily driven by a decline in sales promotion expenses of $1,125) for the third quarter of 2016 as compared to the third quarter of 2015, and major airplane repairs of $608 incurred in the third quarter of 2015 were not repeated in 2016.

Energy Group: Segment profit for this group was $805 for the third quarter of 2016 compared to $1,941 for the third quarter of 2015, a decrease of $1,136 or 58.5%.  This group had a decrease in gross profit of $321, although sales increased by $7,530 as described above, as gross margins decreased 370 basis points.  The decrease in gross margins is due to pricing pressures from the continuing downturn in the oil and gas market and an increase of $625 in unabsorbed overhead between periods.  Additionally, the third quarter of 2016 included $1,081 of selling, general, administrative and engineering expenses of Power Flame including $410 of intangible asset amortization.

Corporate: The Corporate Group had a net loss of $11,610 for the third quarter of 2016 compared to a net loss of $6,853 for the third quarter of 2015, an unfavorable increase of $4,757 or 69.4% due primarily to an increase of $2,202 in income taxes related to improved consolidated profits, increased profit sharing expense of $1,366, increased SERP expense of $783 (due primarily to the increase in the Company's stock price) and increased restricted stock unit expense of $731.  The cost increases were partially offset by a reduction of $954 in airplane repairs expense.

Segment Profit (Loss)-Nine Months:
	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Infrastructure Group	$51,394	$29,472	$21,922	74.4%
Aggregate and Mining Group	28,135	25,441	2,694	10.6%
Energy Group	3,237	2,805	432	15.4%
Corporate	(40,745)	(29,154)	(11,591)	(39.8%)

Infrastructure Group: Segment profit for this group was $51,394 for the first nine months of 2016 compared to $29,472 for the same period in 2015, an increase of $21,922 or 74.4%.  The group had an increase in gross profit of $27,057 resulting from gross profits on the increased sales between periods of $78,049 described above and a 230 basis point increase in gross margins partially due to a $3,030 improvement in absorption variances between periods, margins on a 6.5% increase in parts sales and increased sales of equipment with higher-than-average margins.  The improved gross profit was partially offset by a $2,044 increase in foreign and state income taxes on the improved earnings, and a $2,299 increase in selling expenses (primarily wages/commission and sales promotions/advertising).

Aggregate and Mining Group: Segment profit for this group was $28,135 for the first nine months of 2016 compared to $25,441 for the same period in 2015, an increase of $2,694 or 10.6%.  The increase in profit primarily resulted from a 140 basis points increase and a $2,042 net increase in gross profits.  The gross profit improvement resulted from favorable change in foreign exchange translation/transaction gains/losses of $1,231, reduced factory indirect wages of $615, reduced health insurance costs of $446 and reduced warranty expenses of $549.

Energy Group: Segment profit for this group was $3,237 for the first nine months of 2016 compared to $2,805 for the first nine months of 2015, an increase $432 or 15.4%.  Profit for the segment was negatively impacted by a $1,843 reduction in gross profit resulting from a $16,925 decline in sales between periods, partially offset by a 110 basis point increase in gross margin due to a $1,513 reduction in underabsorbed overhead and a $963 reduction in warranty expenses between periods.  The improved overhead absorption was due partially to the closing the Astec Underground facility in Loudon, Tennessee in May 2015.  Additionally, margins for the nine months ended September 30, 2015 were negatively impacted by the one-time costs incurred at the Company's GEFCO subsidiary to absorb the Loudon production lines into its operations and to transfer the Loudon equipment and inventory to its facility.  Segment profits were further improved by a reduction in foreign and state income taxes of $434 and a $1,557 reduction in selling, general, administrative and engineering expenses between periods (primarily related to the closing of the Underground facility).

Corporate: The Corporate Group had a loss of $40,745 for the first nine months of 2016 compared to a loss of $29,154 for the first nine months of 2015, an unfavorable increase of $11,591 or 39.8% due to an increase of $5,703 in income taxes related to improved consolidated profits, increased profit sharing expenses of $2,922, SERP expense of $1,483 and restricted stock expense of $919 offset by a reduction in airplane repairs of $948.  Additionally, the Company recorded non-recurring income from key-man life insurance proceeds of $1,204 in the first nine months of 2015.

Liquidity and Capital Resources

The Company's primary sources of liquidity and capital resources are its cash on hand, borrowing capacity under a $100,000 revolving credit facility and cash flows from operations. The Company had $52,474 of cash available for operating purposes as of September 30, 2016, of which $15,065 was held by the Company's foreign subsidiaries. While the Company has no plans to transfer the cash held by its foreign subsidiaries to the U.S. in the foreseeable future, to the extent foreign earnings are eventually repatriated, such amounts may be subject to income tax liabilities, both in the U.S. and in various applicable foreign jurisdictions. At September 30, 2016 and at all times during the first nine months of 2016, the Company had no borrowings outstanding under its credit facilities with Wells Fargo Bank, N.A. Net of letters of credit totaling $15,196, the Company had borrowing availability of $84,804 under the credit facility as of September 30, 2016.

The Wells Fargo credit facility is a five-year agreement that was entered into in April 2012.  The amended and restated credit agreement with Wells Fargo continued the Company's previous $100,000 revolving credit facility and includes a sub-limit for letters of credit of $25,000.  Borrowings under the agreement are subject to an interest rate equal to the daily one month LIBOR rate plus a 0.75% margin, resulting in a rate of 1.29% as of September 30, 2016.  Interest only payments are due monthly. The unused facility fee is 0.175%.  The amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income, minimum tangible net worth and maximum allowed capital expenditures.  The Company was in compliance with these covenants as of September 30, 2016.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd ("Osborn"), has a credit facility of $6,920 with a South African bank to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of September 30, 2016, Osborn had $1,911 in performance, advance payment and retention guarantees outstanding under the facility. The facility has been guaranteed by Astec Industries, Inc., but is otherwise unsecured. A 0.75% unused facility fee is charged if less than 50% of the facility is utilized. As of September 30, 2016, Osborn had available credit under the facility of $5,009. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 10.5% as of September 30, 2016.

The Company's Brazilian subsidiary, Astec Brazil, has outstanding working capital loans totaling $5,639 from Brazilian banks with interest rates ranging from 10.4% to 11.0%.  The loans' maturity dates range from November 2018 to April 2024 and the debts are secured by Astec Brazil's manufacturing facility.  Additionally, Astec Brazil has various 5-year equipment financing loans outstanding with Brazilian banks in the aggregate of $1,301 as of September 30, 2016 that have interest rates ranging from 3.5% to 16.3%.  These equipment loans have maturity dates ranging from September 2018 to April 2020.  A portion of the Astec Brazil debt is also secured by letters of credit totaling $11,874 issued by Astec Industries, Inc.

Cash Flows from Operating Activities:

	Nine Months Ended September 30,
	2016	2015	Change
Net income	$42,654	$28,532	$14,122
Deferred income tax benefit	(2,019)	(3,959)	1,940
Depreciation and amortization	18,118	18,042	76
Provision for warranties	13,135	11,723	1,412
Changes in working capital:
(Increase) decrease in trade and other receivables	(5,224)	2,504	(7,728)
(Increase) decrease in inventories	(8,120)	3,628	(11,748)
Increase (decrease) in accounts payable	3,234	(14,581)	17,815
Decrease in accrued product warranty	(11,011)	(11,499)	488
Increase (decrease) in customer deposits	35,685	(12,523)	48,208
Change in prepaid and income taxes payable, net	5,655	(1,792)	7,447
Other, net	4,666	2,069	2,597
Net cash provided by operating activities	$96,773	$22,144	$74,629

Net cash from operating activities increased by $74,629 for the first nine months of 2016 as compared to the first nine months of 2015 due primarily to cash from earnings, growth in customer deposits on large orders included in the Company's backlog and increases in accounts payable associated with increased manufacturing activity.  These increases were partially offset by an increase in the growth of accounts receivables and inventory due to increased sales and backlogs.

Cash Flows from Investing Activities:

	Nine Months Ended September 30,
	2016	2015	Change
Expenditures for property and equipment	$(17,483)	$(15,483)	$(2,000)
Business acquisitions, net of cash acquired	(39,613)	178	(39,791)
Other	403	907	(504)
Net cash used by investing activities	$(56,693)	$(14,398)	$(42,295)

Net cash used by investing activities increased by $42,295 for the first nine months of 2016 as compared to the same period in 2015 due primarily to the acquisition of Power Flame in August 2016.

Total capital expenditures for 2016 are forecasted to be approximately $23,000. The Company expects to finance these expenditures using currently available cash balances, internally generated funds and available credit under the Company's credit facilities.  Capital expenditures are generally for machinery, equipment and facilities used by the Company in the production of its various products.  The Company believes that its current working capital, cash flows generated from future operations and available capacity under its credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements through September 30, 2017.

Cash Flows from Financing Activities:

	Nine Months Ended September 30,
	2016	2015	Change
Payment of dividends	$(6,912)	$(6,893)	$(19)
Net change in borrowings from banks	(3,875)	154	(4,029)
Sale (purchase) of Company shares held by SERP, net	(99)	2,053	(2,152)
Other, net	(1,748)	(833)	(915)
Net cash used by financing activities	$(12,634)	$(5,519)	$(7,115)

Cash used by financing activities increased by $7,115 for the first nine months of 2016 compared to the same period in 2015 due primarily to net repayments on bank loans by the Company's Brazilian subsidiary. In addition, cash from financing activities for the first nine months of 2015 were positively affected by cash received from the sale of Company shares held in participants' SERP accounts in 2015, partially due to the payout of the Company's former CEO's account to his beneficiary in 2015.

Financial Condition
The Company's current assets increased to $590,567 as of September 30, 2016 from $541,797 as of December 31, 2015, an increase of $48,770 or 9.0% due primarily to an increases in cash of $27,412, trade receivables of $9,571 and inventory of $14,942 during the first nine months of 2016.

The Company's current liabilities increased to $190,206 as of September 30, 2016 from $142,012 as of December 31, 2015, an increase of $48,194 or 33.9%. The increase is primarily due to increases in customer deposits of $35,685 on large orders in the Company's backlog, accounts payable of $5,111 and accrued product warranties of $2,407.

Market Risk and Risk Management Policies
We have no material changes to the disclosure on this matter made in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Off-balance Sheet Arrangements
As of September 30, 2016, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations
During the nine months ended September 30, 2016, there were no substantial changes in the Company's commitments or contractual liabilities.

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

Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6.  Exhibits

Exhibit No.	Description
10.1	Amendment to "Appendix A" of the Astec Industries, Inc. Supplemental Executive Retirement Plan, effective October 27, 2016.
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

ASTEC INDUSTRIES, INC. (Registrant)

Date: November 7, 2016	/s/ Benjamin G. Brock
Benjamin G. Brock Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2016	/s/ David C. Silvious
David C. Silvious Chief Financial Officer, Vice President, and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	Amendment to "Appendix A" of the Astec Industries, Inc. Supplemental Executive Retirement Plan, effective October 27, 2016.
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