Form 10-Q
period 2017-03-31
ASTEC INDUSTRIES INC
filed 2017-05-08
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
OR
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Emerging Growth Company ☐	Smaller Reporting Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at April 20, 2017
Common Stock, par value $0.20	23,060,484

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements
Astec Industries, Inc. Condensed Consolidated Balance Sheets (in thousands) (unaudited)
	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$55,401	$82,371
Investments	1,408	1,024
Trade receivables	151,538	106,659
Other receivables	4,684	4,014
Inventories	372,570	360,404
Prepaid expenses and other	20,731	22,361
Total current assets	606,332	576,833
Property and equipment, net	182,223	180,538
Investments	13,734	13,965
Goodwill	41,047	40,804
Other long-term assets	31,152	31,461
Total assets	$874,488	$843,601
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$697	$4,632
Current maturities of long-term debt	2,717	2,538
Accounts payable	73,806	57,297
Income tax payable	8,193	747
Accrued product warranty	13,719	13,156
Customer deposits	38,949	39,102
Accrued payroll and related liabilities	18,006	25,693
Accrued loss reserves	2,720	2,852
Other current liabilities	25,828	22,844
Total current liabilities	184,635	168,861
Long-term debt	3,599	4,116
Deferred income tax liabilities	1,630	1,669
Other long-term liabilities	20,274	20,114
Total liabilities	210,138	194,760
Shareholders' equity	663,025	647,830
Non-controlling interest	1,325	1,011
Total equity	664,350	648,841
Total liabilities and equity	$874,488	$843,601

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Income (in thousands, except per share data) (unaudited)

	Three Months Ended March 31,
	2017	2016
Net sales	$318,401	$278,721
Cost of sales	242,630	206,765
Gross profit	75,771	71,956
Selling, general, administrative and engineering expenses	53,121	43,806
Income from operations	22,650	28,150
Interest expense	265	467
Other income, net of expenses	512	544
Income from operations before income taxes	22,897	28,227
Income taxes	7,817	10,549
Net income	15,080	17,678
Net loss attributable to non-controlling interest	(40)	(65)
Net income attributable to controlling interest	$15,120	$17,743

Earnings per common share
Net income attributable to controlling interest:
Basic	$0.66	$0.77
Diluted	$0.65	$0.77
Weighted average number of common shares outstanding:
Basic	23,013	22,965
Diluted	23,176	23,135
Dividends declared per common share	$0.10	$0.10

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Comprehensive Income (in thousands) (unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$15,080	$17,678
Other comprehensive income:
Foreign currency translation adjustments	2,030	1,730
Income tax provision on foreign currency translation adjustments	--	(335)
Other comprehensive income	2,030	1,395
Comprehensive income	17,110	19,073
Comprehensive income attributable to non-controlling interest	8	60
Comprehensive income attributable to controlling interest	$17,102	$19,013

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$15,080	$17,678
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	6,411	5,870
Provision for doubtful accounts	436	289
Provision for warranties	3,996	3,615
Deferred compensation provision (benefit)	(376)	380
Stock-based compensation	1,017	511
Gain on disposition of fixed assets	(133)	(71)
Distributions to SERP participants	(123)	(92)
Change in operating assets and liabilities:
Sale (purchase) of trading securities, net	406	(678)
Trade and other receivables	(45,910)	(17,667)
Inventories	(12,166)	(4,728)
Prepaid expenses	778	(4,042)
Other assets	(377)	1,384
Accounts payable	16,276	8,193
Accrued payroll and related expenses	(7,687)	(975)
Accrued product warranty	(3,460)	(2,357)
Customer deposits	(154)	22,138
Prepaid and income taxes payable, net	7,877	9,745
Other	3,387	5,870
Net cash provided (used) by operating activities	(14,722)	45,063
Cash flows from investing activities:
Expenditures for property and equipment	(5,406)	(5,054)
Proceeds from sale of property and equipment	140	111
Other	(292)	(12)
Net cash used by investing activities	(5,558)	(4,955)
Cash flows from financing activities:
Payment of dividends	(2,306)	(2,304)
Borrowings under bank loans	--	1,394
Repayments of bank loans	(4,601)	(1,120)
Sale (purchase) of Company shares held by SERP, net	285	(20)
Withholding tax paid upon vesting of restricted stock units	(501)	(1,022)
Net cash used by financing activities	(7,123)	(3,072)
Effect of exchange rates on cash	433	347
Net increase (decrease) in cash and cash equivalents	(26,970)	37,383
Cash and cash equivalents, beginning of period	82,371	25,062
Cash and cash equivalents, end of period	$55,401	$62,445

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc.
Condensed Consolidated Statement of Equity
For the Three Months Ended March 31, 2017
(in thousands)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accum- ulated Other Compre- hensive Loss	Company Shares Held by SERP	Retained Earnings	Non- controlling Interest	Total Equity
Balance, December 31, 2016	23,046	$4,609	$139,970	$(31,562)	$(1,958)	$536,771	$1,011	$648,841
Net income	--	--	--	--	--	15,120	(40)	15,080
Other comprehensive income	--	--	--	2,030	--	--	--	2,030
Change in ownership percentage of subsidiary	--	--	--	--	--	--	184	184
Dividends declared	--	--	2	--	--	(2,308)	--	(2,306)
Stock-based compensation	--	--	567	--	--	--	--	567
Stock issued under incentive plans	14	3	(3)	--	--	--	--	--
Withholding tax paid upon vesting of RSUs	--	--	(501)	--	--	--	--	(501)
SERP transactions, net	--	--	162	--	123	--	--	285
Other	--	--	--	--	--	--	170	170
Balance, March 31, 2017	23,060	$4,612	$140,197	$(29,532)	$(1,835)	$549,583	$1,325	$664,350

See Notes to Unaudited Condensed Consolidated Financial Statements

ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands, except per share amounts, unless otherwise specified)

Note 1.  Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Astec Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2016.

The unaudited condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Dollar and share amounts shown are in thousands, except per share amounts, unless otherwise specified.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ('FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers", which supersedes existing revenue guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The implementation of this new standard will require companies to use more judgment and to make more estimates than under current guidance. The standard, as amended, is effective for public companies for annual periods beginning after December 15, 2017. The Company plans to adopt the new standard effective January 1, 2018. Due to the decentralized structure of the Company, corporate management requested documented revenue streams from its 16 manufacturing subsidiaries to assist in its effort to determine the effect the new standard will have on its financial reporting. A meeting was also held in September 2016 with corporate management, controllers of the manufacturing subsidiaries and an outside revenue expert to further review the Company's various revenue streams and the change in timing of when revenue may be recognized under the new guidance. The Company is still in the process of finalizing this review. Therefore, the Company has not yet determined the extent of the impact adoption of this new standard will have on the Company's financial position or results of operations.

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

In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory," which requires companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory, such as intangible assets, when the transfer occurs. This is a change from current guidance, which requires companies to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized by being depreciated, amortized, or impaired. The new guidance will require companies to defer the income tax effects of only intercompany transfers of inventory. The standard is effective for public companies in fiscal years beginning after December 15, 2018. Early adoption is permitted as of the beginning of an annual period and requires companies to apply a modified retrospective approach. The Company plans to adopt the new standard effective January 1, 2019. The Company has not yet determined what impact the adoption of this new standard will have on the Company's financial position or results of operations.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805), Clarifying the Definition of a Business," which provides additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The standard is effective for public companies for annual or interim periods beginning after December 15, 2017.  The Company plans to adopt the new standard effective January 1, 2018.  The Company does not expect the application of this standard to have a material impact on its financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment," which eliminates Step 2 from the goodwill impairment test for public companies.  Currently, Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill.  The new guidance stipulates that an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, up to the amount of goodwill allocated to the reporting unit.  The standard is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted.  The Company plans to early adopt this standard for its annual impairment testing to be performed as of December 31, 2017.  The Company does not expect the application of this standard to have a material impact on its financial position, results of operations or cash flows.

Note 2.  Earnings per Share
Basic earnings per share are determined by dividing earnings by the weighted average number of common shares outstanding during each period.  Diluted earnings per share include the potential dilutive effect of restricted stock units and shares held in the Company's Supplemental Executive Retirement Plan.

The following table sets forth the computation of net income attributable to controlling interest and the number of basic and diluted shares used in the computation of earnings per share:

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income attributable to controlling interest	$15,120	$17,743
Denominator:
Denominator for basic earnings per share	23,013	22,965
Effect of dilutive securities:
Restricted stock units	102	106
Supplemental Executive Retirement Plan	61	64
Denominator for diluted earnings per share	23,176	23,135

Note 3.  Receivables
Receivables are net of allowances for doubtful accounts of $1,624 and $1,511 as of March 31, 2017 and December 31, 2016, respectively.

Note 4.  Inventories
Inventories consist of the following:

	March 31, 2017	December 31, 2016
Raw materials and parts	$145,101	$137,763
Work-in-process	128,027	115,613
Finished goods	77,932	84,898
Used equipment	21,510	22,130
Total	$372,570	$360,404

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

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value, which requires the Company to make specific estimates, assumptions and judgments in determining the amount, if any, of reductions in the valuation of inventories to their net realizable values. The net realizable values of the Company's products are impacted by a number of factors, including changes in the price of steel, competitive sales pricing, quantities of inventories on hand, the age of the individual inventory items, market acceptance of the Company's products, actions by our competitors, the condition of our used and rental inventory and general economic factors. Once an inventory item's value has been deemed to be less than cost, a net realizable value allowance is calculated and a new "cost basis" for that item is effectively established. This new cost is retained for that item until such time as the item is disposed of or the Company determines that an additional write-down is necessary. Additional write-downs may be required in the future based upon changes in assumptions due to general economic downturns in the markets in which the Company operates, changes in competitor pricing, new product design or other technological advances introduced by the Company or its competitors and other factors unique to individual inventory items.

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

Note 5.  Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation of $224,994 and $220,444 as of March 31, 2017 and December 31, 2016, respectively.

Note 6.  Fair Value Measurements
The Company has various financial instruments that must be measured at fair value on a recurring basis, including marketable debt and equity securities held by Astec Insurance Company ("Astec Insurance"), the Company's captive insurance company, and marketable equity securities held in an unqualified Supplemental Executive Retirement Plan ("SERP").  The obligations of the Company associated with the financial assets held in the SERP also constitute a liability of the Company for financial reporting purposes and are included in other long-term liabilities in the accompanying condensed consolidated balance sheets.  The Company's subsidiaries also occasionally enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.

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

As indicated in the tables below (which excludes the Company's pension assets), the Company has determined that all of its financial assets and liabilities as of March 31, 2017 and December 31, 2016 are Level 1 and Level 2 in the fair value hierarchy as defined above:

	March 31, 2017
	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$374	$--	$374
SERP mutual funds	3,508	--	3,508
Preferred stocks	488	--	488
Trading debt securities:
Corporate bonds	5,601	--	5,601
Municipal bonds	--	2,290	2,290
Floating rate notes	121	--	121
Asset backed securities	--	611	611
US Treasury Notes	389	--	389
Other	--	1,760	1,760
Total financial assets	$10,481	$4,661	$15,142

Financial Liabilities:
SERP liabilities	$--	$7,675	$7,675
Derivative financial instruments	--	178	178
Total financial liabilities	$--	$7,853	$7,853

	December 31, 2016
	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$92	$--	$92
SERP mutual funds	3,335	--	3,335
Preferred stocks	475	--	475
Trading debt securities:
Corporate bonds	5,413	--	5,413
Municipal bonds	--	2,248	2,248
Floating rate notes	118	--	118
U.S. Treasury bills	388	--	388
Asset backed securities	--	637	637
Other	--	2,283	2,283
Derivative financial instruments	--	144	144
Total financial assets	$9,821	$5,312	$15,133

Financial Liabilities:
SERP liabilities	$--	$7,882	$7,882
Derivative financial instruments	--	89	89
Total financial liabilities	$--	$7,971	$7,971

The Company reevaluates the volume of trading activity for each of its investments at the end of each quarter and adjusts the level within the fair value hierarchy as needed.  No investments changed hierarchy levels from December 31, 2016 to March 31, 2017.

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

Net unrealized gains or losses incurred on investments held as of March 31, 2017 and December 31, 2016 amounted to net losses of $47 and $107, respectively.

Note 7.  Debt
On April 12, 2012, the Company and certain of its subsidiaries entered into an amended and restated credit agreement whereby Wells Fargo extended to the Company an unsecured line of credit of up to $100,000, including a sub-limit for letters of credit of up to $25,000. There were no borrowings outstanding under the agreement at any time during the three-month period ended March 31, 2017.  Letters of credit totaling $8,496, including $6,200 of letters of credit issued to banks in Brazil to secure the local debt of Astec do Brasil Fabricacao de Equipamentos Ltda. ("Astec Brazil"), were outstanding under the credit facility as of March 31, 2017, resulting in additional borrowing ability of $91,504 under the credit facility. The credit agreement has a five-year term expiring in April 2017. Borrowings under the agreement are subject to an interest rate equal to the daily one-month LIBOR rate plus a 0.75% margin, resulting in a rate of 1.74% as of March 31, 2017. The unused facility fee is 0.175%. Interest only payments are due monthly.

On April 12, 2017, the credit agreement with Wells Fargo described above was amended and restated with several modifications including: a) the maturity date was extended to April 12, 2022; b) the sub-limit for letters of credit was increased from $25,000 to $30,000; and c) the unused facility fee was decreased from 0.175% to 0.125%. The amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income and minimum tangible net worth.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd ("Osborn"), has a credit facility of $7,049 with a South African bank to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of March 31, 2017, Osborn had $697 of short-term borrowings and $761 in performance, advance payment and retention guarantees outstanding under the facility. The facility has been guaranteed by Astec Industries, Inc., but is otherwise unsecured. A 0.75% unused facility fee is charged if less than 50% of the facility is utilized. As of March 31, 2017, Osborn had available credit under the facility of $5,591. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 10.5% as of March 31, 2017.

The Company's Brazilian subsidiary, Astec Brazil, has outstanding working capital loans totaling $5,235 from three Brazilian banks with interest rates ranging from 10.4% to 11.0%.  The loans' maturity dates range from November 2018 to April 2024 and the debts are secured by Astec Brazil's manufacturing facility and also by letters of credit totaling $6,200 issued by Astec Industries, Inc.  Additionally, Astec Brazil has various 5-year equipment financing loans outstanding with two Brazilian banks in the aggregate of $1,081 as of March 31, 2017 that have interest rates ranging from 3.5% to 16.3%.  These equipment loans have maturity dates ranging from September 2018 to April 2020.  Astec Brazil's loans are included in the accompanying condensed consolidated balance sheets as current maturities of long-term debt ($2,717) and long-term debt ($3,599) as of March 31, 2017.

Note 8.  Product Warranty Reserves
The Company warrants its products against manufacturing defects and performance to specified standards. The warranty period and performance standards vary by market and uses of its products, but generally range from three months to two years or up to a specified number of hours of operation. The Company estimates the costs that may be incurred under its warranties and records a liability at the time product sales are recorded.  The product warranty liability is primarily based on historical claim rates, nature of claims and the associated cost.

Changes in the Company's product warranty liability for the three-month periods ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
Reserve balance, beginning of the period	$13,156	$9,100
Warranty liabilities accrued	3,996	3,615
Warranty liabilities settled	(3,460)	(2,357)
Other	27	39
Reserve balance, end of the period	$13,719	$10,397

Note 9.  Accrued Loss Reserves
The Company records reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company.  The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events.  Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future.  Total accrued loss reserves were $8,038 as of March 31, 2017 and $7,892 as of December 31, 2016, of which $5,318 and $5,040 were included in other long-term liabilities as of March 31, 2017 and December 31, 2016, respectively.

Note 10.  Income Taxes
The Company's combined effective income tax rates were 34.1% and 37.4% for the three-month periods ended March 31, 2017 and 2016, respectively.  The Company's effective tax rate for the three-month periods ended March 31, 2017 and 2016 includes the effect of state income taxes and other discrete items as well as a benefit for research and development credits.

The Company's recorded liability for uncertain tax positions as of March 31, 2017 has increased by approximately $91 as compared to December 31, 2016.

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

Segment Information:
	Three Months Ended March 31, 2017
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$165,243	$100,613	$52,545	$--	$318,401
Intersegment sales	4,025	3,436	5,591	--	13,052
Gross profit	37,801	25,023	12,887	60	75,771
Gross profit percent	22.9%	24.9%	24.5%	--	23.8%
Segment profit (loss)	$18,180	$8,428	$2,729	$(14,428)	$14,909

	Three Months Ended March 31, 2016
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$153,114	$92,488	$33,119	$--	$278,721
Intersegment sales	3,173	4,851	3,466	--	11,490
Gross profit (loss)	39,837	25,148	7,082	(111)	71,956
Gross profit percent	26.0%	27.2%	21.4%	--	25.8%
Segment profit (loss)	$21,863	$9,538	$(192)	$(14,226)	$16,983

A reconciliation of total segment profits to the Company's consolidated totals is as follows:

	Three Months Ended March 31,
	2017	2016
Total segment profits	$14,909	$16,983
Recapture of intersegment profit	171	695
Net income	15,080	17,678
Net loss attributable to non-controlling interest in subsidiaries	(40)	(65)
Net income attributable to controlling interest	$15,120	$17,743

Note 12.  Contingent Matters
Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of $1,483 as of March 31, 2017.  The maximum potential amount of future payments for which the Company would be liable was equal to $1,483 as of March 31, 2017.  These arrangements also provide that the Company will receive the lender's full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements.  The Company has recorded a liability of $601 related to these guarantees as of March 31, 2017.

In addition, the Company is contingently liable under letters of credit issued by Wells Fargo totaling $8,496 as of March 31, 2017, including $6,200 of letters of credit that guarantee certain Astec Brazil bank debt.  The outstanding letters of credit expire at various dates through October 2020.  As of March 31, 2017, the Company's foreign subsidiaries are contingently liable for a total of $1,206 in performance letters of credit, advance payments and retention guarantees.  The maximum potential amount of future payments under these letters of credit and guarantees for which the Company could be liable is $9,702 as of March 31, 2017.

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

Note 13.  Shareholders' Equity
Under the Company's long-term incentive plans, key members of management may be issued restricted stock units ("RSUs") each year based upon the annual financial performance of the Company and its subsidiaries. The number of RSUs granted each year is determined based upon the performance of individual subsidiaries and consolidated annual financial performance.  Generally, for RSUs granted through February 2016, each award will vest at the end of five years from the date of grant, or at the time a recipient retires after reaching age 65, if earlier. Awards granted in February 2017 and after will vest at the end of three years from the date of grant or at the time a recipient retires after reaching age 65, if earlier.

A total of 22 and 76 RSUs vested during the three-month periods ended March 31, 2017 and 2016, respectively.  The Company withheld 8 and 24 shares due to statutory payroll tax withholding requirements upon the vesting of the RSUs in the first three months of 2017 and 2016, respectively, and used Company funds to remit the related required minimum withholding taxes to the various tax authorities.  The vesting date fair value of the RSUs that vested during the first three months of 2017 and 2016 was $1,445 and $3,204, respectively.  Compensation expense of $856 and $453 was recorded in the three-month periods ended March 31, 2017 and 2016, respectively, to reflect the fair value of RSUs granted (or anticipated to be granted for 2017 performance) to employees amortized over the portion of the vesting period occurring during the periods.

Note 14.  Other Income, Net of Expenses
Other income, net of expenses for the three-month periods ended March 31, 2017 and 2016 is presented below:

	Three Months Ended March 31,
	2017	2016
Interest income	$175	$288
Gain (loss) on investments	27	(36)
License fee income	250	195
Other	60	97
Total	$512	$544

Note 15.  Derivative Financial Instruments
The Company is exposed to certain risks related to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency risk.  From time to time the Company's foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.  The fair value of the derivative financial instrument is recorded on the Company's balance sheet and is adjusted to fair value at each measurement date.  The changes in fair value are recognized in the consolidated statements of income in the current period.  The Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes.  The average U.S. dollar equivalent notional amount of outstanding foreign currency exchange contracts was $10,485 during the three-month period ended March 31, 2017. The Company reported $178 of derivative liabilities in other current liabilities at March 31, 2017.  At December 31, 2016, the Company reported $144 of derivative assets in other current assets and $89 of derivative liabilities in other current liabilities. The Company recognized, as a component of cost of sales, losses of  $350 and $661 on the change in fair value of derivative financial instruments in the three month periods ended March 31, 2017 and 2016, respectively. There were no derivatives that were designated as hedges at March 31, 2017.

Note 16.  Business Combination
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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words "will," "would," "should," "could," "may," "believes," "anticipates," "intends," "forecasts" and "expects" and similar expressions.  Such forward-looking statements include, without limitation, statements regarding the Company's expected sales and results of operations during 2017, the Company's expected capital expenditures in 2017, the expected benefit and impact of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through March 31, 2018, the amount and impact of any current or future state or federal funding for transportation construction programs, the need for road improvements, the amount and impact of other public sector spending and funding mechanisms, changes in the economic environment as it affects the Company, the market confidence of customers and dealers, the Company being called upon to fulfill certain contingencies, the expected dates of granting of restricted stock units, changes in interest rates and the impact of such changes on the financial results of the Company, changes in the prices of steel and oil and the impact of such changes generally and on the demand for the Company's products, customer's buying decisions, the Company's business, the ability of the Company to offset future changes in prices in raw materials, the change in the strength of the dollar and the level of the Company's presence and sales in international markets, the impact that further development of domestic oil and natural gas production capabilities would have on the domestic economy and the Company's business, the seasonality of the Company's business, the Company's investments, the percentage of the Company's equipment sold directly to end users, the amount or value of unrecognized tax benefits, the impact of IRS tax regulations, payment of dividends by the Company, and the ultimate outcome of the Company's current claims and legal proceedings.

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

The risks and uncertainties identified herein under the caption "Item 1A. Risk Factors" in Part II of this Report, elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2016, should be carefully considered when evaluating the Company's business and future prospects.

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

The Company, as we refer to it herein, consists of a total of 20 companies that are consolidated in our financial statements, which includes 16 manufacturing companies, 2 companies that operate as dealers for the manufacturing companies, a captive insurance company and the parent company. The companies fall within three reportable operating segments: the Infrastructure Group, the Aggregate and Mining Group and the Energy Group.

Infrastructure Group- This segment consists of five business units, three of which design, engineer, manufacture and market a complete line of asphalt plants, asphalt pavers, wood pellet plants and related components and ancillary equipment. The two remaining companies in the Infrastructure Group primarily sell, service and install equipment produced by the manufacturing subsidiaries of the Company with the majority of sales to the infrastructure industry.

Aggregate and Mining Group- This segment consists of eight business units that design, manufacture and market heavy equipment and parts in the aggregate, metallic mining, quarrying, recycling, ports and bulk handling industries.

Energy Group- This segment consists of five business units that design, manufacture and market heaters, gas, oil and combination gas/oil burners, combustion control systems, drilling rigs, concrete plants, wood chippers and grinders, pump trailers, commercial and industrial burners, combustion control systems, storage equipment and related parts to the oil and gas, construction, and water well industries.

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

3.	Energy Group – Heatec, Inc., CEI, Inc., GEFCO, Inc., Peterson Pacific Corp. and Power Flame Incorporated (beginning in August 2016).

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

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and its impact on customers' purchasing decisions and the price of steel may each affect the Company's financial performance. Economic downturns generally result in decreased purchasing by the Company's customers, which, in turn, causes reductions in sales and increased pricing pressure on the Company's products. Rising interest rates also typically negatively impact customers' attitudes toward purchasing equipment. The Federal Reserve has maintained historically low interest rates in response to the economic downturn which began in 2009; however, the Federal Reserve raised the Federal Funds Rate in 2016 and again in early 2017, and may implement additional increases in the future.

Significant portions of the Company's revenues from the Infrastructure Group relate to the sale of equipment involved in the production, handling, recycling or installation of asphalt mix. Liquid asphalt is a by-product of oil production. An increase or decrease in the price of oil impacts the cost of asphalt, which is likely to alter demand for asphalt and therefore affect demand for certain Company products. While increasing oil prices may have a negative financial impact on many of the Company's customers, the Company's equipment can use a significant amount of recycled asphalt pavement, thereby partially mitigating the effect of increased oil prices on the final cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt mix. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. Oil prices rose during much of 2016 but have stabilized during the first quarter of 2017. Minor fluctuations in oil prices should not have a significant impact on customers' buying decisions. Other factors such as political uncertainty in oil producing countries, interruptions in oil production due to disasters, whether natural or man-made, or other economic factors could significantly impact oil prices, which could negatively impact demand for the Company's products. However, the Company believes the continued funding of the FAST Act federal highway bill passed in December 2015 has greater potential to impact the buying decisions of the Company's customers than does the fluctuation of oil prices in 2017.

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

Steel is a major component in the Company's equipment. Steel prices increased during the first quarter of 2017, and the Company expects this trend to continue through the second quarter of 2017. The Company continues to utilize forward-looking contracts (with no minimum or specified quantity guarantees) coupled with advanced steel purchases to minimize the impact of any price increases. The Company will review the trends in steel prices entering into the second half of 2017 and establish future contract pricing accordingly.

In addition to the factors stated above, many of the Company's markets are highly competitive, and its products compete worldwide with a number of other manufacturers and dealers that produce and sell similar products. From 2010 through mid-2012, a weak U.S. dollar, combined with improving economic conditions in certain foreign economies, had a positive impact on the Company's international sales. The strengthening of the U.S. dollar from mid-2012 through March 31, 2017 has negatively impacted pricing in certain foreign markets the Company serves. The Company expects the U.S. dollar to remain strong in the near term relative to most foreign currencies. Increasing domestic interest rates or weakening economic conditions abroad could cause the U.S. dollar to continue to strengthen, which could negatively impact the Company's international sales.

In the United States and internationally, the Company's equipment is marketed directly to customers as well as through dealers. During 2016, approximately 75% to 80% of equipment sold by the Company was sold directly to the end user. The Company expects this ratio to remain relatively consistent through the end of 2017.

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

During 2016, the Company implemented revised profit sharing plans whereby corporate officers, subsidiary presidents and other employees at each subsidiary have the opportunity to earn profit sharing incentives based upon the Company's and/or the individual groups or subsidiaries' return on capital employed, EBITDA margin and safety.  Corporate officers' and subsidiary presidents' awards when calculated at targeted performance are between 35% and 100% of their base salary, depending upon their responsibilities, and the plans allow for awards of up to 200% of the target. Each subsidiary has the opportunity to earn up to 10% of its after-tax profit as a profit sharing incentive award to be paid to its employees.

The Company also implemented revised long-term incentive plans during 2016 whereby corporate officers, subsidiary presidents and other corporate or subsidiary management employees will be awarded Restricted Stock Units ("RSUs") if certain goals are met based upon the Company's Total Shareholder's Return ("TSR") as compared to a peer group and the Company's pretax profit margin. The grant date value of corporate officers' and subsidiary presidents' awards when calculated at targeted performance are between 20% and 100% of their base salary, depending upon their responsibilities, and the plans allow for awards of up to 200% of the target. Additional RSUs may be  granted to other key subsidiary management employees based upon individual subsidiary pretax profit margins and Company TSR as compared to a peer group.

Results of Operations

Net Sales
Net sales for the first quarter of 2017 were $318,401 compared to $278,721 for the first quarter of 2016, an increase of $39,680 or 14.2%. Sales are generated primarily from new equipment and parts sales to domestic and international customers.  Sales increased in all of the Company's segments.  Domestic sales in the Infrastructure Group and Aggregate and Mining Group, and to a lesser extent in the Energy Group, continue to be positively impacted by effects of the long-term federal highway bill enacted in December 2015.  International sales are showing improvement due to improved infrastructure activity, the stabilization of the U.S. dollar in certain foreign markets and a slight recovery in the mining and oil and gas sectors.  Sales reported by the Company's foreign subsidiaries in U.S. dollars for the first quarter of 2017 would have been $622 lower had 2017 foreign exchange rates been the same as first quarter 2016 rates.

Domestic sales for the first quarter of 2017 were $253,497 or 79.6% of consolidated net sales compared to $234,247 or 84.0% of consolidated net sales for the first quarter of 2016, an increase of $19,250 or 8.2%. Domestic sales for the first quarter of 2017 as compared to the first quarter of 2016 increased $12,140 in the Energy Group (including $5,982 of Power Flame sales), $4,318 in the Aggregate and Mining Group and $2,792 in the Infrastructure Group.

International sales for the first quarter of 2017 were $64,904 or 20.4% of consolidated net sales compared to $44,474 or 16.0% of consolidated net sales for the first quarter of 2016, an increase of $20,430 or 45.9%. International sales for the first quarter of 2017 as compared to the first quarter of 2016 increased $9,337 in the Infrastructure Group, $7,286 in the Energy Group and $3,807 in the Aggregate and Mining Group.  The increases in international sales occurred primarily in Canada, Russia, Australia, Mexico and Africa, offset by decreases in sales in South America and Japan/Korea.  These increased sales were achieved in spite of the continuing strength of the U.S. dollar as compared to the currencies in many of the countries in which the Company operates, low oil and gas pricing, and the continuing sluggishness in the mining sector.  The increased sales volumes may indicate a softening of the impact of these issues on the Company's sales; however, the issues continue to be a significant headwind to our regaining historical levels of international sales.

Parts sales for the first quarter of 2017 were $80,959 compared to $74,053 for the first quarter of 2016, an increase of $6,906 or 9.3%.  Parts sales as a percentage of net sales decreased 120 basis points from 26.6% for the first quarter of 2016 to 25.4% for the first quarter of 2017.  Parts sales increased in all of the Company's segments.

Gross Profit
Consolidated gross profit increased $3,815 or 5.3% to $75,771 for the first quarter of 2017 compared to $71,956 for the first quarter of 2016.  Gross profit as a percentage of sales decreased 200 basis points to 23.8% for the first quarter of 2017 compared to 25.8% for the first quarter of 2016 due to changes in product mix, increased costs associated with new products, a $489 increase in obsolescence expense, a $383 increase in warranty expense, a $378 reduction in foreign exchange gains and a $524 reduction in the recapture of intercompany profits previously deferred.

Selling, General, Administrative and Engineering Expenses
Selling, general, administrative and engineering expenses increased $9,315 to $53,121 or 16.7% of net sales for the first quarter of 2017, compared to $43,806 or 15.7% of net sales for the first quarter of 2016 due to increases in selling expenses of $4,298 (including increases in exhibit costs for ConExpo-2017 of $4,254 and commissions of $1,016), general and administrative expenses of $3,721 (including increases in wages of $629, annual incentive earnings of $1,015 and restricted stock unit expense of $403) and engineering expenses of $1,296 (including an increase of $592 in research and development costs).

Interest Expense
Interest expense for the first quarter of 2017 decreased to $265 from $467 for the first quarter of 2016 due to reduced interest on tax return audits and a reduction in bank debt at Astec Brazil.

Other Income, Net of Expenses
Other income, net of expenses was $512 for the first quarter of 2017 compared to $544 for the first quarter of 2016, a decrease of $32.

Income Tax Expense
The Company's combined effective income tax rate was 34.1% for the first quarter of 2017 compared to 37.4% for the first quarter of 2016.  The tax rate decline between periods is due to favorable impacts of state jobs tax credits, federal domestic production activities deductions and research and development tax credits and a reduction in foreign subsidiaries losses for which tax benefits are not recognized.

Net Income
The Company had net income attributable to controlling interest of $15,120 for the first quarter of 2017 compared to $17,743 for the first quarter of 2016, a decrease of $2,623 or 14.8%. Net income attributable to controlling interest per diluted share was $0.65 for the first quarter of 2017 compared to $0.77 for the first quarter of 2016, a decrease of $0.12.  Diluted shares outstanding for the quarters ended March 31, 2017 and 2016 were 23,176 and 23,135, respectively.

Dividends
In February 2013, the Company's Board of Directors approved a dividend policy pursuant to which the Company began paying a quarterly $0.10 per share dividend on its common stock beginning in the second quarter of 2013.  The actual amount of future quarterly dividends, if any, will be based upon the Company's financial position, results of operations, cash flows, capital requirements and restrictions under the Company's existing credit agreement, among other factors.  The Board retained the power to modify, suspend or cancel the Company's dividend policy in any manner and at any time it deems necessary or appropriate in the future.  The Company paid quarterly dividends of $0.10 per common share to shareholders in each quarter of 2016 and the first quarter of 2017.

Backlog
The backlog of orders as of March 31, 2017 was $361,767 compared to $438,690 as of March 31, 2016, a decrease of $76,923 or 17.5%. Domestic backlogs decreased $97,510 or 25.1% while international backlogs increased $20,587 or 40.6%.  The March 31, 2017 backlog was comprised of 80.3% domestic orders and 19.7% international orders, as compared to 88.4% domestic orders and 11.6% international orders as of March 31, 2016.  Included in the March 31, 2017 and 2016 backlogs is approximately $60,000 for a three line pellet plant from one customer under a Company financed arrangement whereby the Company will record the related revenues when payment is received, which is expected in 2018.  A majority of the backlog at March 31, 2016 pertaining to a $122,500 pellet plant order from a second customer was fulfilled in 2016 and the first quarter of 2017, with a remaining backlog of $8,251 related to this order at March 31, 2017.  No additional pellet plant orders have been received. All March 31, 2016 backlog amounts have been recast to include the backlog of Power Flame Incorporated which was acquired on August 1, 2016. The Company is unable to determine whether the changes in backlogs were experienced by the industry as a whole; however, the Company believes the changes in backlogs reflect the current economic conditions the industry is experiencing.

Segment Net Sales:
	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Infrastructure Group	$165,243	$153,114	$12,129	7.9%
Aggregate and Mining Group	100,613	92,488	8,125	8.8%
Energy Group	52,545	33,119	19,426	58.7%

Infrastructure Group: Sales in this group were $165,243 for the first quarter of 2017 compared to $153,114 for the same period in 2016, an increase of $12,129 or 7.9%.  Domestic sales for the Infrastructure Group increased $2,792 or 2.0% for the first quarter of 2017 compared to the same period in 2016 due primarily to increases in mobile equipment related sales of $10,249 and asphalt plant related sales of $8,123, offset by a decline in pellet plant sales of $15,604.  The increases in domestic sales are due primarily to increased road building activities impacted by the long-term highway bill approved in December 2015.  International sales for the Infrastructure Group increased $9,337 or 56.2% for the first quarter of 2017 compared to the same period in 2016 due primarily to a $7,459 increase in mobile asphalt related sales resulting from improved highway building activities in certain foreign countries.  The increase in international sales was also impacted by the Company's decision to market its mobile equipment products through equipment dealers in select territories in which historical direct sales efforts yielded less than desired volumes.  Additionally, sales through the Company-owned distributor in Australia increased by 30.5% from the first quarter of 2016 to the first quarter of 2017.  Sales increases in Canada, Russia, Mexico and Australia were partially offset by decreases in sales in Europe, South America and China. Parts sales for the Infrastructure Group increased 6.8% for the first quarter of 2017 compared to the same period in 2016 due primarily to improved sales of parts for mobile asphalt equipment.

Aggregate and Mining Group: Sales in this group were $100,613 for the first quarter of 2017 compared to $92,488 for the same period in 2016, an increase of $8,125 or 8.8%.  Domestic sales for the Aggregate and Mining Group increased by $4,318 or 6.4% for the first quarter of 2017 compared to the same period in 2016 due primarily to improved sales by the Company's Northern Ireland based subsidiary into the U.S. domestic market and increased sales to the Company's traditional rock quarry markets.  International sales for the Aggregate and Mining Group increased $3,807 or 15.4% in the first quarter of 2017 compared to the same period in 2016 due to a slight moderation of foreign exchange increases versus the U.S. dollar in certain foreign jurisdictions as well as a small improvement in sales in the mining industry compared to the historically low sales in 2016.  International sales increases in Canada and Europe were partially offset by decreased sales in Japan/Korea and South America (excluding Brazil).  Parts sales for this group increased 9.4% for the first quarter of 2017 compared to the same period in 2016.

Energy Group: Sales in this group were $52,545 for the first quarter of 2017 compared to $33,119 for the same period in 2016, an increase of $19,426 or 58.7%.  Domestic sales for the Energy Group increased $12,140 or 40.4% for the first quarter of 2017 compared to the same period in 2016 due primarily to $5,982 of sales by Power Flame, which was acquired in August 2016, as well as a $2,957 increase in sales (related to both water and oil and gas markets) between periods by the Company's GEFCO subsidiary.  International sales for the Energy Group increased $7,286 or 237.4% due primarily to increased sales of $2,831 by Peterson Pacific and $2,263 by GEFCO (including a $1,397 deep water well rig sold to a customer in Africa). Sales increases occurred in most foreign territories but increased most significantly in Australia, Africa and Canada.  Parts sales for this group increased 20.7% for the first quarter of 2017 compared to the same period in 2016.

Segment Profit (Loss):
	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Infrastructure Group	$18,180	$21,863	$(3,683)	(16.8)%
Aggregate and Mining Group	8,428	9,538	(1,110)	(11.6)%
Energy Group	2,729	(192)	2,921	N/A
Corporate	(14,428)	(14,226)	(202)	(1.4)%

Infrastructure Group: Segment profit for this group was $18,180 for the first quarter of 2017 compared to $21,863 for the same period in 2016, a decrease of $3,683 or 16.8%.  Segment profits for the Infrastructure Group were negatively impacted by a decrease in gross profit of $2,036 resulting from a 310 basis point decrease in gross margins (primarily due to product mix changes due to decreased pellet plant sales) and an $1,667 increase in selling expenses (primarily related to our exhibit expenses at ConExpo 2017).

Aggregate and Mining Group: Segment profit for this group was $8,428 for the first quarter of 2017 compared to $9,538 for the same period in 2016, a decrease of $1,110 or 11.6%.  The decrease in profit primarily resulted from $1,746 of ConExpo 2017 related costs incurred in the first quarter of 2017, partially offset by a $440 reduction in sales promotions while gross profits remained relatively constant (a small decline of $125).

Energy Group: The Energy group had a profit of $2,729 for the first quarter of 2017 compared to a loss of $192 for the first quarter of 2016, a favorable change of $2,921.  Profit for the segment was positively impacted by a $5,805 increase in gross profits due to a 310 basis point increase in gross margins on $19,426 of increased sales between periods, partially impacted by a $2,482 improvement in gross profits at the Company's GEFCO subsidiary and gross profits earned by Power Flame, which was acquired in August 2016.  The improved gross profits were partially offset by an increase in selling expenses between periods of $2,064, including a $723 increases in wages and commissions and $485 related to ConExpo-2017.

Corporate: The Corporate Group had a loss of $14,428 for the first quarter of 2017 compared to a loss of $14,226 for the first quarter of 2016, an unfavorable increase of $202 or 1.4%.  Corporate losses were favorably impacted by a $2,527 reduction in income taxes offset by increases in annual incentive plan expense of $1,034 and restricted stock unit expense of $403.

Liquidity and Capital Resources
The Company's primary sources of liquidity and capital resources are its cash on hand, borrowing capacity under a $100,000 revolving credit facility and cash flows from operations. The Company had $55,401 of cash available for operating purposes as of March 31, 2017, of which $16,999 was held by the Company's foreign subsidiaries. While the Company has no plans to transfer the cash held by its foreign subsidiaries to the U.S. in the foreseeable future, to the extent foreign earnings are eventually repatriated, such amounts may be subject to income tax liabilities, both in the U.S. and in various applicable foreign jurisdictions. At March 31, 2017 and at all times during the first quarter of 2017, the Company had no borrowings outstanding under its credit facilities with Wells Fargo Bank, N.A. Net of letters of credit totaling $8,496, the Company had borrowing availability of $91,504 under the credit facility as of March 31, 2017.

On April 12, 2017, the Company's credit agreement with Wells Fargo was amended and restated with several modifications including: a) the maturity date was extended to April 12, 2022; b) the sub-limit for letters of credit was increased from $25,000 to $30,000; and c) the unused facility fee was decreased from 0.175% to 0.125%. The amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income and minimum tangible net worth.  The Company was in compliance with the financial covenants of the Wells Fargo agreement at March 31, 2017.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd ("Osborn"), has a credit facility of $7,049 with a South African bank to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of March 31, 2017, Osborn had $697 of short-term borrowings and $761 in performance, advance payment and retention guarantees outstanding under the facility. The facility has been guaranteed by Astec Industries, Inc., but is otherwise unsecured. A 0.75% unused facility fee is charged if less than 50% of the facility is utilized. As of March 31, 2017, Osborn had available credit under the facility of $5,591. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 10.5% as of March 31, 2017.

The Company's Brazilian subsidiary, Astec Brazil, has outstanding working capital loans totaling $5,235 from three Brazilian banks with interest rates ranging from 10.4% to 11.0%.  The loans' maturity dates range from November 2018 to April 2024 and the debts are secured by Astec Brazil's manufacturing facility and also by letters of credit totaling $6,200 issued by Astec Industries, Inc.  Additionally, Astec Brazil has various 5-year equipment financing loans outstanding with two Brazilian banks in the aggregate of $1,081 as of March 31, 2017 that have interest rates ranging from 3.5% to 16.3%.  These equipment loans have maturity dates ranging from September 2018 to April 2020.

Cash Flows from Operating Activities:

	Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
Net income	$15,080	$17,678	$(2,598)
Depreciation and amortization	6,411	5,870	541
Provision for warranties	3,996	3,615	381
Changes in working capital:
Increase in trade and other receivables	(45,910)	(17,667)	(28,243)
Increase in inventories	(12,166)	(4,728)	(7,438)
Increase in accounts payable	16,276	8,193	8,083
Increase (decrease) in customer deposits	(154)	22,138	(22,292)
Decrease in accrued product warranties	(3,460)	(2,357)	(1,103)
Change in prepaid and income taxes payable, net	7,877	9,745	(1,868)
Other, net	(2,672)	2,576	(5,248)
Net cash provided (used) by operating activities	$(14,722)	$45,063	$(59,785)

Net cash from operating activities decreased by $59,785 for the first three months of 2017 as compared to the first three months of 2016 due primarily to a $28,243 increase in the growth of accounts receivables (due to an increase in days outstanding from 38.7 to 43.3 between periods), an increase in the growth of inventories of $7,438 related to increased sales volumes, a reduction in the growth of customer deposits of $22,292 (due primarily to a large pellet plant related deposit received in the first quarter of 2016) offset by a $8,083 increase in the growth of accounts payable.

Cash Flows Used by Investing Activities:

	Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
Expenditures for property and equipment	$(5,406)	$(5,054)	$(352)
Other	(152)	99	(251)
Net cash used by investing activities	$(5,558)	$(4,955)	$(603)

Net cash used by investing activities increased by $603 for the first three months of 2017 as compared to the same period in 2016 due primarily to increased spending on capital expenditures in the first quarter of 2017 as compared to the first quarter of 2016.

Total capital expenditures for 2017 are forecasted to be approximately $30,000. The Company expects to finance these expenditures using currently available cash balances, internally generated funds and available credit under the Company's credit facilities.  Capital expenditures are generally for machinery, equipment and facilities used by the Company in the production of its various products.  The Company believes that its current working capital, cash flows generated from future operations and available capacity under its credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements through March 31, 2018.

Cash Flows from Financing Activities:

	Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
Payment of dividends	$(2,306)	$(2,304)	$(2)
Net change in borrowings from banks	(4,601)	274	(4,875)
Sale (purchase) of Company shares held by SERP, net	285	(20)	305
Other, net	(501)	(1,022)	521
Net cash used by financing activities	$(7,123)	$(3,072)	$(4,051)

Cash from financing activities decreased by $4,051 for the first three months of 2017 compared to the same period in 2016 due primarily to $6,216 of an overdraft facility outstanding at the Company's South African subsidiary at December 31, 2016 being paid in the first quarter of 2017.

Financial Condition
The Company's current assets increased to $606,332 as of March 31, 2017 from $576,833 as of December 31, 2016, an increase of $29,499 or 5.1% due primarily to an increases in trade receivables of $44,879 and inventories of $12,166, offset by a decline in cash of $26,970 during the first quarter of 2017.

The Company's current liabilities increased to $184,635 as of March 31, 2017 from $168,861 as of December 31, 2016, an increase of $15,774 or 9.3% due primarily to an increase in accounts payable of $16,509.

Market Risk and Risk Management Policies
We have no material changes to the disclosure on this matter made in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Off-balance Sheet Arrangements
As of March 31, 2017, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations
During the three months ended March 31, 2017, there were no substantial changes in the Company's commitments or contractual liabilities.

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

Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
The Company is involved from time to time in legal actions arising in the ordinary course of its business. Other than as set forth in Part I, "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, the Company currently has no pending or threatened litigation that the Company believes will result in an outcome that would materially affect the Company's business, financial position, cash flows or results of operations. Nevertheless, there can be no assurance that future litigation to which the Company becomes a party will not have a material adverse effect on its business, financial position, cash flows or results of operations.

Item 1A.  Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect the Company's business, financial condition or future results. There have been no material changes in the Company's risk factors from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.  The risks described in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 and in this Quarterly Report on Form 10-Q are not the only risks facing our Company.  Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect the Company's business, financial condition or operating results.

Item 6.  Exhibits

Exhibit No.	Description
10.1	Amendment to "Appendix A" of the Astec Industries, Inc. Supplemental Executive Retirement Plan, effective April 27, 2017.
10.2	First Amendment to Amended and Restated Credit Agreement dated April 12, 2017, between Astec Industries, Inc. and Certain of its Subsidiaries and Wells Fargo Bank, Nation Association.
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

ASTEC INDUSTRIES, INC. (Registrant)

Date: May 8, 2017	/s/ Benjamin G. Brock
Benjamin G. Brock Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2017	/s/ David C. Silvious
David C. Silvious Chief Financial Officer, Vice President, and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	Amendment to "Appendix A" of the Astec Industries, Inc. Supplemental Executive Retirement Plan, effective April 27, 2017.
10.2	First Amendment to Amended and Restated Credit Agreement dated April 12, 2017, between Astec Industries, Inc. and Certain of its Subsidiaries and Wells Fargo Bank, Nation Association.
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