Form 10-Q
period 2017-06-30
ASTEC INDUSTRIES INC
filed 2017-08-07
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at July 24, 2017
Common Stock, par value $0.20	23,069,248

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements
Astec Industries, Inc. Condensed Consolidated Balance Sheets (in thousands) (unaudited)
	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$52,107	$82,371
Investments	2,031	1,024
Trade receivables	143,479	106,659
Other receivables	5,827	4,014
Inventories	381,323	360,404
Prepaid expenses and other	26,320	22,361
Total current assets	611,087	576,833
Property and equipment, net	182,205	180,538
Investments	14,028	13,965
Goodwill	41,647	40,804
Other long-term assets	30,018	31,461
Total assets	$878,985	$843,601
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$--	$4,632
Current maturities of long-term debt	2,572	2,538
Accounts payable	65,188	57,297
Income tax payable	474	747
Accrued product warranty	14,269	13,156
Customer deposits	45,916	39,102
Accrued payroll and related liabilities	21,247	25,693
Accrued loss reserves	2,897	2,852
Other current liabilities	23,295	22,844
Total current liabilities	175,858	168,861
Long-term debt	2,763	4,116
Deferred income tax liabilities	1,763	1,669
Other long-term liabilities	20,292	20,114
Total liabilities	200,676	194,760
Shareholders' equity	677,175	647,830
Non-controlling interest	1,134	1,011
Total equity	678,309	648,841
Total liabilities and equity	$878,985	$843,601

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Income (in thousands, except per share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$301,909	$294,394	$620,310	$573,116
Cost of sales	236,385	220,942	479,014	427,708
Gross profit	65,524	73,452	141,296	145,408
Selling, general, administrative and engineering expenses	44,220	44,961	97,342	88,766
Income from operations	21,304	28,491	43,954	56,642
Interest expense	185	326	450	793
Other income, net of expenses	261	276	773	819
Income from operations before income taxes	21,380	28,441	44,277	56,668
Income taxes	7,021	10,300	14,838	20,849
Net income	14,359	18,141	29,439	35,819
Net loss attributable to non-controlling interest	(61)	(51)	(101)	(116)
Net income attributable to controlling interest	$14,420	$18,192	$29,540	$35,935

Earnings per common share
Net income attributable to controlling interest:
Basic	$0.63	$0.79	$1.28	$1.56
Diluted	$0.62	$0.79	$1.27	$1.55
Weighted average number of common shares outstanding:
Basic	23,026	22,999	23,020	22,982
Diluted	23,183	23,135	23,179	23,135
Dividends declared per common share	$0.10	$0.10	$0.20	$0.20

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Comprehensive Income (in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$14,359	$18,141	$29,439	$35,819
Other comprehensive income (loss):
Income tax benefit on change in unrecognized pension and post- retirement benefit costs	--	(111)	--	(111)
Foreign currency translation adjustments	1,530	(2,017)	3,560	(287)
Income tax provision on foreign currency translation adjustments	--	(394)	--	(728)
Other comprehensive income (loss)	1,530	(2,522)	3,560	(1,126)
Comprehensive income	15,889	15,619	32,999	34,693
Comprehensive income (loss) attributable to non-controlling interest	(132)	14	(124)	74
Comprehensive income attributable to controlling interest	$16,021	$15,605	$33,123	$34,619

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$29,439	$35,819
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	12,777	11,787
Provision for doubtful accounts	89	320
Provision for warranties	8,248	8,300
Deferred compensation provision (benefit)	(758)	998
Stock-based compensation	1,814	1,020
Deferred income tax benefit	(245)	(3,353)
Gain on disposition of fixed assets	(197)	(97)
Distributions to SERP participants	(123)	(92)
Change in operating assets and liabilities:
Sale (purchase) of trading securities, net	(55)	(1,106)
Trade and other receivables	(38,551)	(25,782)
Inventories	(20,919)	5,299
Prepaid expenses	3,502	(6,116)
Other assets	(186)	1,536
Accounts payable	7,662	6,497
Accrued product warranty	(7,184)	(5,569)
Customer deposits	6,813	22,357
Prepaid and income taxes payable, net	(7,847)	4,704
Other	(3,331)	7,531
Net cash provided (used) by operating activities	(9,052)	64,053
Cash flows from investing activities:
Expenditures for property and equipment	(10,846)	(13,265)
Proceeds from sale of property and equipment	211	144
Other	(561)	(121)
Net cash used by investing activities	(11,196)	(13,242)
Cash flows from financing activities:
Payment of dividends	(4,613)	(4,608)
Borrowings under bank loans	--	1,339
Repayments of bank loans	(5,929)	(2,337)
Sale (purchase) of Company shares held by SERP, net	159	(97)
Withholding tax paid upon vesting of restricted stock units	(501)	(1,022)
Purchase of subsidiary shares	(31)	(724)
Net cash used by financing activities	(10,915)	(7,449)
Effect of exchange rates on cash	899	49
Net increase (decrease) in cash and cash equivalents	(30,264)	43,411
Cash and cash equivalents, beginning of period	82,371	25,062
Cash and cash equivalents, end of period	$52,107	$68,473

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc.
Condensed Consolidated Statement of Equity
For the Six Months Ended June 30, 2017
(in thousands)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accum-ulated Other Compre- hensive Loss	Company Shares Held by SERP	Retained Earnings	Non- controlling Interest	Total Equity
Balance, December 31, 2016	23,046	$4,609	$139,970	$(31,562)	$(1,958)	$536,771	$1,011	$648,841
Net income	--	--	--	--	--	29,540	(101)	29,439
Other comprehensive income	--	--	--	3,560	--	--	--	3,560
Change in ownership percentage of subsidiary	--	--	--	--	--	--	41	41
Dividends declared	--	--	5	--	--	(4,618)	--	(4,613)
Stock-based compensation	--	--	1,200	--	--	--	--	1,200
Stock issued under incentive plans	23	5	(5)	--	--	--	--	--
Withholding tax paid upon vesting of RSUs	--	--	(501)	--	--	--	--	(501)
SERP transactions, net	--	--	162	--	(3)	--	--	159
Other	--	--	--	--	--	--	183	183
Balance, June 30, 2017	23,069	$4,614	$140,831	$(28,002)	$(1,961)	$561,693	$1,134	$678,309

See Notes to Unaudited Condensed Consolidated Financial Statements

ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands, except per share amounts, unless otherwise specified)

Note 1.  Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Astec Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2016.

The unaudited condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Dollar and share amounts shown are in thousands, except per share amounts, unless otherwise specified.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ('FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers", which supersedes existing revenue guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The implementation of this new standard will require companies to use more judgment and to make more estimates than under current guidance. The standard, as amended, is effective for public companies for annual periods beginning after December 15, 2017. The Company plans to adopt the new standard effective January 1, 2018. Company management reviewed documentation of revenue streams received from its 16 manufacturing subsidiaries to assist in its effort to determine the effect the new standard will have on its financial reporting. A subsequent meeting was held in September 2016 with Company management, controllers of the manufacturing subsidiaries and an outside revenue expert to discuss the information in an effort to identify areas where a change in timing of revenue recognition may be required under the new guidance. Additional documentation is currently being assimilated for final review and evaluation in the next several months. Therefore, the Company has not yet determined the extent of the impact adoption of this new standard will have on the Company's financial position or results of operations.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10)", which requires, among other things, equity investments with readily determinable fair values, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income. The standard is effective for public companies in fiscal years beginning after December 15, 2017, and the Company expects to adopt the standard effective January 1, 2018. The Company does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations.

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

In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606)", which does not change the core principles of ASU No. 2014-09 discussed above, but rather clarifies the implementation guidance in order to eliminate the potential for diversity in practice arising from inconsistent application of the principal versus agent guidance. Under the new guidance, when an entity determines it is a principal in a transaction, the entity recognizes revenue in the gross amount of consideration; however in transactions where an entity determines it in an agent, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled. The standard is effective for public companies for annual periods beginning after December 15, 2017. The Company plans to adopt the new standard effective January 1, 2018. As discussed above, the Company has not yet determined what impact, if any, the adoption of this new standard will have on the Company's financial position or results of operations.

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

In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)" which clarifies how certain cash receipts and cash payments should be presented on the statement of cash flows. The statement also addresses how the predominance principle should be applied when cash payments have aspects of more than one class of cash flows. The standard is effective for public companies in fiscal years beginning after December 15, 2017, and the Company expects to adopt the standard effective January 1, 2018. The Company does not expect the adoption of this new standard to have a material impact on the Company's statement of cash flows.

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

The following table sets forth the computation of net income attributable to controlling interest and the number of basic and diluted shares used in the computation of earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to controlling interest	$14,420	$18,192	$29,540	$35,935
Denominator:
Denominator for basic earnings per share	23,026	22,999	23,020	22,982
Effect of dilutive securities:
Restricted stock units	93	71	97	89
Supplemental Executive Retirement Plan	64	65	62	64
Denominator for diluted earnings per share	23,183	23,135	23,179	23,135

Note 3.  Receivables
Receivables are net of allowances for doubtful accounts of $1,463 and $1,511 as of June 30, 2017 and December 31, 2016, respectively.

Note 4.  Inventories
Inventories consist of the following:

	June 30, 2017	December 31, 2016
Raw materials and parts	$141,103	$137,763
Work-in-process	135,909	115,613
Finished goods	79,217	84,898
Used equipment	25,094	22,130
Total	$381,323	$360,404

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

Note 5.  Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation of $230,041 and $220,444 as of June 30, 2017 and December 31, 2016, respectively.

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

As indicated in the tables below (which excludes the Company's pension assets), the Company has determined that all of its financial assets and liabilities as of June 30, 2017 and December 31, 2016 are Level 1 and Level 2 in the fair value hierarchy as defined above:

	June 30, 2017
	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$385	$--	$385
SERP mutual funds	3,892	--	3,892
Preferred stocks	364	--	364
Trading debt securities:
Corporate bonds	5,673	--	5,673
Municipal bonds	--	2,512	2,512
Floating rate notes	401	--	401
Asset backed securities	--	588	588
U.S. Treasury notes	541	--	541
Other	--	1,703	1,703
Total financial assets	$11,256	$4,803	$16,059

Financial Liabilities:
SERP liabilities	$--	$7,814	$7,814
Derivative financial instruments	--	161	161
Total financial liabilities	$--	$7,975	$7,975

	December 31, 2016
	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$92	$--	$92
SERP mutual funds	3,335	--	3,335
Preferred stocks	475	--	475
Trading debt securities:
Corporate bonds	5,413	--	5,413
Municipal bonds	--	2,248	2,248
Floating rate notes	118	--	118
U.S. Treasury note	388	--	388
Asset backed securities	--	637	637
Other	--	2,283	2,283
Derivative financial instruments	--	144	144
Total financial assets	$9,821	$5,312	$15,133

Financial Liabilities:
SERP liabilities	$--	$7,882	$7,882
Derivative financial instruments	--	89	89
Total financial liabilities	$--	$7,971	$7,971

The Company reevaluates the volume of trading activity for each of its investments at the end of each quarter and adjusts the level within the fair value hierarchy as needed.  No investments changed hierarchy levels from December 31, 2016 to June 30, 2017.

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

Net unrealized gains or losses incurred on investments held amounted to a net gain of $123 as of June 30, 2017 and a net loss of $107 as of December 31, 2016.

Note 7.  Debt
On April 12, 2017, the Company and certain of its subsidiaries entered into an amended and restated credit agreement whereby Wells Fargo extended to the Company an unsecured line of credit of up to $100,000, including a sub-limit for letters of credit of up to $30,000. There were no borrowings outstanding under the agreement (or the previous agreement) at any time during the six-month period ended June 30, 2017.  Letters of credit totaling $8,446, including $6,200 of letters of credit issued to banks in Brazil to secure the local debt of Astec do Brasil Fabricacao de Equipamentos Ltda. ("Astec Brazil"), were outstanding under the credit facility as of June 30, 2017, resulting in additional borrowing ability of $91,554 under the credit facility. The credit agreement has a five-year term expiring in April 2022.  Borrowings under the agreement are subject to an interest rate equal to the daily one-month LIBOR rate plus a 0.75% margin, resulting in a rate of 1.98% as of June 30, 2017. The unused facility fee is 0.125%. Interest only payments are due monthly. The amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income and minimum tangible net worth.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd ("Osborn"), has a credit facility of $7,266 with a South African bank to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of June 30, 2017, Osborn had no outstanding borrowings but had $418 in performance, advance payment and retention guarantees outstanding under the facility. The facility has been guaranteed by Astec Industries, Inc., but is otherwise unsecured. A 0.75% unused facility fee is charged if less than 50% of the facility is utilized. As of June 30, 2017, Osborn had available credit under the facility of $6,848. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 10.25% as of June 30, 2017.

The Company's Brazilian subsidiary, Astec Brazil, has outstanding working capital loans totaling $4,439 as of June 30, 2017 from three Brazilian banks with interest rates ranging from 10.4% to 11.0%.  The loans' maturity dates range from November 2018 to April 2024 and the debts are secured by Astec Brazil's manufacturing facility and also by letters of credit totaling $6,200 issued by Astec Industries, Inc.  Additionally, Astec Brazil has various 5-year equipment financing loans outstanding with two Brazilian banks in the aggregate of $896 as of June 30, 2017 that have interest rates ranging from 3.5% to 16.3%.  These equipment loans have maturity dates ranging from September 2018 to April 2020.  Astec Brazil's loans are included in the accompanying condensed consolidated balance sheets as current maturities of long-term debt ($2,572) and long-term debt ($2,763) as of June 30, 2017.

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

Changes in the Company's product warranty liability for the three and six-month periods ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Reserve balance, beginning of the period	$13,719	$10,397	$13,156	$9,100
Warranty liabilities accrued	4,252	4,685	8,248	8,300
Warranty liabilities settled	(3,724)	(3,212)	(7,184)	(5,569)
Other	22	(12)	49	27
Reserve balance, end of the period	$14,269	$11,858	$14,269	$11,858

Note 9.  Accrued Loss Reserves
The Company records reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company.  The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events.  Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future.  Total accrued loss reserves were $8,220 as of June 30, 2017 and $7,892 as of December 31, 2016, of which $5,323 and $5,040 were included in other long-term liabilities as of June 30, 2017 and December 31, 2016, respectively.

Note 10.  Income Taxes
The Company's combined effective income tax rate was 32.8% and 36.2% for the three-month periods ended June 30, 2017 and 2016, respectively.  The Company's combined effective income tax rate was 33.5% and 36.8% for the six-month periods ended June 30, 2017 and 2016, respectively.  The Company's effective tax rate for the three-month and six-month periods ended June 30, 2017 and June 30, 2016 include the effect of state income taxes and other discrete items as well as a benefit for research and development credits.

The Company's recorded liability for uncertain tax positions as of June 30, 2017 has increased by approximately $53 as compared to December 31, 2016 due to additional taxes and interest on existing  reserves.

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

Segment Information:
	Three Months Ended June 30, 2017
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$143,106	$107,118	$51,685	$--	$301,909
Intersegment sales	4,434	6,016	7,016	--	17,466
Gross profit	26,820	25,791	12,864	49	65,524
Gross profit percent	18.7%	24.1%	24.9%	--	21.7%
Segment profit (loss)	$9,893	$11,367	$3,165	$(10,260)	$14,165

	Six Months Ended June 30, 2017
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$308,349	$207,731	$104,230	$--	$620,310
Intersegment sales	8,459	9,452	12,607	--	30,518
Gross profit	64,621	50,814	25,751	110	141,296
Gross profit percent	21.0%	24.5%	24.7%	--	22.8%
Segment profit (loss)	$28,073	$19,795	$5,894	$(24,689)	$29,073

	Three Months Ended June 30, 2016
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$152,476	$99,085	$42,833	$-	$294,394
Intersegment sales	4,511	5,945	6,144	-	16,600
Gross profit	36,583	26,141	10,514	214	73,452
Gross profit percent	24.0%	26.4%	24.5%	-	25.0%
Segment profit (loss)	$19,673	$10,947	$2,626	$(14,912)	$18,334

	Six Months Ended June 30, 2016
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$305,590	$191,573	$75,953	$-	$573,116
Intersegment sales	7,684	10,796	9,610	-	28,090
Gross profit	76,420	51,289	17,596	103	145,408
Gross profit percent	25.0%	26.8%	23.2%	-	25.4%
Segment profit (loss)	$41,536	$20,485	$2,433	$(29,137)	$35,317

A reconciliation of total segment profits to the Company's consolidated totals is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total segment profits	$14,165	$18,334	$29,073	$35,317
Recapture (elimination) of intersegment profit	194	(193)	366	502
Net income	14,359	18,141	29,439	35,819
Net loss attributable to non-controlling interest in subsidiaries	(61)	(51)	(101)	(116)
Net income attributable to controlling interest	$14,420	$18,192	$29,540	$35,935

Note 12.  Contingent Matters
Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of $3,256 as of June 30, 2017.  The maximum potential amount of future payments for which the Company would be liable was equal to $3,256 as of June 30, 2017.  These arrangements also provide that the Company will receive the lender's full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements.  The Company has recorded a liability of $469 related to these guarantees as of June 30, 2017.

In addition, the Company is contingently liable under letters of credit issued by Wells Fargo totaling $8,446 as of June 30, 2017, including $6,200 of letters of credit that guarantee certain Astec Brazil bank debt.  The outstanding letters of credit expire at various dates through October 2020.  As of June 30, 2017, the Company's foreign subsidiaries are contingently liable for a total of $1,382 in performance letters of credit, advance payments and retention guarantees.  The maximum potential amount of future payments under these letters of credit and guarantees for which the Company could be liable is $9,828 as of June 30, 2017.

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

Note 13.  Shareholders' Equity
Under the Company's long-term incentive plans, key members of management may be issued restricted stock units ("RSUs") each year based upon the annual financial performance of the Company and its subsidiaries. The number of RSUs granted to employees each year is determined based upon the performance of individual subsidiaries and consolidated annual financial performance.  Generally, for RSUs granted through February 2016, each award will vest at the end of five years from the date of grant, or at the time a recipient retires after reaching age 65, if earlier. Awards granted in February 2017 and after will vest at the end of three years from the date of grant or at the time a recipient retires after reaching age 65, if earlier.  Additional RSUs are granted to the Company's outside directors under the Company's Non-Employee Directors Compensation Plan with a one year vesting period.

A total of 30 and 76 RSUs vested during the six-month periods ended June 30, 2017 and 2016, respectively.  The Company withheld 8 and 24 shares due to statutory payroll tax withholding requirements upon the vesting of the RSUs in the first six months of 2017 and 2016, respectively, and used Company funds to remit the related required minimum withholding taxes to the various tax authorities.  The vesting date fair value of the RSUs that vested during the first six months of 2017 and 2016 was $1,975 and $3,204, respectively.  Compensation expense of $1,498 and $928 was recorded in the six-month periods ended June 30, 2017 and 2016, respectively, to reflect the fair value of RSUs granted (or anticipated to be granted for 2017 performance) to employees amortized over the portion of the vesting period occurring during the periods.

Note 14.  Other Income, Net of Expenses
Other income, net of expenses for the three and six-month periods ended June 30, 2017 and 2016 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income	$156	$155	$331	$443
Gain (loss) on investments	14	22	41	(15)
License fee income	74	61	324	256
Other	17	38	77	135
Total	$261	$276	$773	$819

Note 15.  Derivative Financial Instruments
The Company is exposed to certain risks related to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency risk.  From time to time the Company's foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.  The fair value of the derivative financial instrument is recorded on the Company's balance sheet and is adjusted to fair value at each measurement date.  The changes in fair value are recognized in the consolidated statements of income in the current period.  The Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes.  The average U.S. dollar equivalent notional amount of outstanding foreign currency exchange contracts was $9,642 during the six-month period ended June 30, 2017. The Company reported $161 of derivative liabilities in other current liabilities at June 30, 2017.  At December 31, 2016, the Company reported $144 of derivative assets in other current assets and $89 of derivative liabilities in other current liabilities. The Company recognized, as a component of cost of sales, net losses of $278 and net gains of $292 on the changes in fair value of derivative financial instruments in the three-month periods ended June 30, 2017 and 2016, respectively. The Company recognized, as a component of cost of sales, net losses of $621 and net gains of $165 on the changes in fair value of derivative financial instruments in the six-month periods ended June 30, 2017 and 2016, respectively. There were no derivatives that were designated as hedges at June 30, 2017.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words "will," "would," "should," "could," "may," "believes," "anticipates," "intends," "forecasts" and "expects" and similar expressions.  Such forward-looking statements include, without limitation, statements regarding the Company's expected sales and results of operations during 2017, the Company's expected capital expenditures in 2017, the expected benefit and impact of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through June 30, 2018, the amount and impact of any current or future state or federal funding for transportation construction programs, the need for road improvements, the amount and impact of other public sector spending and funding mechanisms, changes in the economic environment as it affects the Company, the market confidence of customers and dealers, the Company being called upon to fulfill certain contingencies, the expected dates of granting of restricted stock units, changes in interest rates and the impact of such changes on the financial results of the Company, changes in the prices of steel and oil and the impact of such changes generally and on the demand for the Company's products, customer's buying decisions, the Company's business, the ability of the Company to offset future changes in prices in raw materials, the change in the strength of the dollar and the level of the Company's presence and sales in international markets, the impact that further development of domestic oil and natural gas production capabilities would have on the domestic economy and the Company's business, the seasonality of the Company's business, the Company's investments, the percentage of the Company's equipment sold directly to end users, the amount or value of unrecognized tax benefits, the impact of IRS tax regulations, payment of dividends by the Company, and the ultimate outcome of the Company's current claims and legal proceedings.

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

•
design, engineer, manufacture and market additional equipment and components, including equipment for geothermal drilling, water, oil and natural gas drilling, industrial heat transfer, wood chipping and grinding, wood pellet processing, commercial and industrial burners, combustion control systems; and

•	manufacture and sell replacement parts for equipment in each of its product lines.

The Company, as we refer to it herein, consists of a total of 20 companies that are consolidated in our financial statements, which includes 16 manufacturing companies, two companies that operate as dealers for the manufacturing companies, a captive insurance company and the parent company. The companies fall within three reportable operating segments: the Infrastructure Group, the Aggregate and Mining Group and the Energy Group.

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

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and its impact on customers' purchasing decisions and the price of steel may each affect the Company's financial performance. Economic downturns generally result in decreased purchasing by the Company's customers, which, in turn, causes reductions in sales and increased pricing pressure on the Company's products. Rising interest rates also typically negatively impact customers' attitudes toward purchasing equipment. The Federal Reserve has maintained historically low interest rates in response to the economic downturn which began in 2009; however, the Federal Reserve raised the Federal Funds Rate in 2016 and again in March and June 2017, and may implement additional increases in the future.

Significant portions of the Company's revenues from the Infrastructure Group relate to the sale of equipment involved in the production, handling, recycling or installation of asphalt mix. Liquid asphalt is a by-product of oil production. An increase or decrease in the price of oil impacts the cost of asphalt, which is likely to alter demand for asphalt and therefore affect demand for certain Company products. While increasing oil prices may have a negative financial impact on many of the Company's customers, the Company's equipment can use a significant amount of recycled asphalt pavement, thereby partially mitigating the effect of increased oil prices on the final cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt mix. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. Oil prices rose during much of 2016 but have declined somewhat during the first half of 2017. Minor fluctuations in oil prices should not have a significant impact on customers' buying decisions. Other factors such as political uncertainty in oil producing countries, interruptions in oil production due to disasters, whether natural or man-made, or other economic factors could significantly impact oil prices, which could negatively impact demand for the Company's products. However, the Company believes the continued funding of the FAST Act federal highway bill passed in December 2015 has greater potential to impact the buying decisions of the Company's customers than does the fluctuation of oil prices in 2017.

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

Steel is a major component in the Company's equipment. Steel prices increased during the first half of 2017, and the Company expects moderate increases during the second half of 2017. The Company continues to utilize forward-looking contracts (with no minimum or specified quantity guarantees) coupled with advanced steel purchases to minimize the impact of any price increases. The Company will review the trends in steel prices during the third and fourth quarters of 2017 and establish future contract pricing accordingly.

In addition to the factors stated above, many of the Company's markets are highly competitive, and its products compete worldwide with a number of other manufacturers and dealers that produce and sell similar products. From 2010 through mid-2012, a weak U.S. dollar, combined with improving economic conditions in certain foreign economies, had a positive impact on the Company's international sales. From mid-2012 through June 30, 2017, the strong U.S. dollar has negatively impacted pricing in certain foreign markets the Company serves. The Company expects the U.S. dollar to remain strong in the near term relative to most foreign currencies. Increasing domestic interest rates or weakening economic conditions abroad could cause the U.S. dollar to continue to strengthen, which could negatively impact the Company's international sales.

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

Results of Operations

Net Sales
Net sales for the second quarter of 2017 were $301,909 compared to $294,394 for the second quarter of 2016, an increase of $7,515 or 2.6%. Sales are generated primarily from new equipment and parts sales to domestic and international customers.  Sales increased in the Aggregate and Mining Group and the Energy Group but decreased in the Infrastructure Group.  Domestic sales and backlogs continue to be positively impacted by effects of the long-term federal highway bill enacted in December 2015 and other state and local funding mechanisms.  International sales are showing improvement due to increased order activity resulting from pent up demand and improved global market conditions, the stabilization of the U.S. dollar in certain foreign markets and a slight recovery in the mining and oil and gas sectors.  Sales reported by the Company's foreign subsidiaries in U.S. dollars for the second quarter of 2017 would have been $226 higher had 2017 foreign exchange rates been the same as second quarter 2016 rates.

Net sales for the six months ending June 30, 2017 were $620,310 compared to $573,116 for the same period in 2016, an increase of $47,194 or 8.2%. Sales are generated primarily from new equipment and parts sales to domestic and international customers.  Sales increased in all of the Company's operating segments.  Domestic sales continue to be positively impacted by effects of the long-term federal highway bill enacted in December 2015 and other state and local funding mechanisms.  International sales improved due to increased order activity resulting from pent up demand and improved global market conditions, the stabilization of the U.S. dollar in certain foreign markets and a slight recovery in the mining and oil and gas sectors.  Sales reported by the Company's foreign subsidiaries in U.S. dollars for the six months ending June 30, 2017 would have been $395 lower had 2017 foreign exchange rates been the same as rates for the six months ending June 30, 2016.

Domestic sales for the second quarter of 2017 were $236,907 or 78.5% of consolidated net sales compared to $242,211 or 82.3% of consolidated net sales for the second quarter of 2016, a decrease of $5,304 or 2.2%. Domestic sales for the second quarter of 2017 as compared to the second quarter of 2016 decreased by $21,631 in the Infrastructure Group but increased $14,665 in the Energy Group (including sales of $6,476 attributable to Power Flame, which was acquired in August 2016) and $1,662 in the Aggregate and Mining Group.

Domestic sales for the six months ending June 30, 2017 were $490,404 or 79.1% of consolidated net sales compared to $476,459 or 83.1% of consolidated net sales for the same period in 2016, an increase of $13,945 or 2.9%. Domestic sales for the first six months of 2017 as compared to the same period in 2016 increased $26,805 in the Energy Group (including sales of $12,458 attributable to Power Flame, which was acquired in August 2016) and $5,980 in the Aggregate and Mining Group but decreased $18,840 in the Infrastructure Group.

International sales for the second quarter of 2017 were $65,002 or 21.5% of consolidated net sales compared to $52,183 or 17.7% of consolidated net sales for the second quarter of 2016, an increase of $12,819 or 24.6%. International sales for the second quarter of 2017 as compared to the second quarter of 2016 increased $12,261 in the Infrastructure Group and $6,371 in the Aggregate and Mining Group but decreased $5,813 in the Energy Group.  The increases in international sales occurred primarily in Russia, other Post-Soviet States, Europe, Canada, Brazil and the West Indies and were partially offset by decreases in sales in South America and Africa.  The majority of the increase in sales was due to increased sales in the Company's asphalt plant related product lines.  These increased sales were achieved in spite of the continuing strength of the U.S. dollar as compared to the currencies in many of the countries in which the Company operates, low oil and gas pricing and the continuing sluggishness in the mining sector.  The increased sales volumes may indicate a softening of the impact of these issues on the Company's sales; however, the issues continue to be a significant headwind to our regaining historical levels of international sales.

International sales for the six months ending June 30, 2017 were $129,906 or 20.9% of consolidated net sales compared to $96,657 or 16.9% of consolidated net sales for the six months ending June 30, 2016, an increase of $33,249 or 34.4%. International sales for the first six months of 2017 as compared to the same period in 2016 increased $21,599 in the Infrastructure Group, $10,178 in the Aggregate and Mining Group and $1,472 in the Energy Group.  The increases in international sales occurred primarily in Canada, Russia, Australia, Mexico, Europe, Brazil, Africa and the West Indies, offset by decreases in sales in South America and Japan/Korea.  These increased sales were achieved in spite of the continuing strength of the U.S. dollar as compared to the currencies in many of the countries in which the Company operates, low oil and gas pricing and the continuing sluggishness in the mining sector.  The increased sales volumes may indicate a softening of the impact of these issues on the Company's sales; however, the issues continue to be a significant headwind to our regaining historical levels of international sales.

Parts sales for the second quarter of 2017 were $68,825 compared to $63,839 for the second quarter of 2016, an increase of $4,986 or 7.8%.  Parts sales as a percentage of net sales increased 110 basis points from 21.7% for the second quarter of 2016 to 22.8% for the second quarter of 2017.  Parts sales increased in all of the Company's segments.

Parts sales for the six months ending June 30, 2017 were $149,784 compared to $137,892 for the same period of 2016, an increase of $11,892 or 8.6%.  Parts sales as a percentage of net sales remained flat at 24.1%.  Parts sales increased in all of the Company's segments.

Gross Profit
Consolidated gross profit decreased $7,928 or 10.8% to $65,524 for the second quarter of 2017 compared to $73,452 for the second quarter of 2016.  Gross profit as a percentage of sales decreased 330 basis points to 21.7% for the second quarter of 2017 compared to 25.0% for the second quarter of 2016 due to changes in product mix, increased costs associated with new products and pellet plant installation cost overruns.

Consolidated gross profit decreased $4,112 or 2.8% to $141,296 for the six months ending June 30, 2017 compared to $145,408 for the six months ending June 30, 2016.  Gross profit as a percentage of sales decreased 260 basis points to 22.8% for six months ended June 30, 2017 compared to 25.4% for the six months ended June 30, 2016 due to changes in product mix, increased costs associated with new products and pellet plant installation cost overruns.

Selling, General, Administrative and Engineering Expenses
Selling, general, administrative and engineering expenses decreased $741 to $44,220 or 14.6% of net sales for the second quarter of 2017, compared to $44,961 or 15.3% of net sales for the second quarter of 2016 due to decreases in general and administrative expenses of $2,367, including decreases in SERP expenses of $991, profit sharing expenses of $336 and legal and professional fees of $389. These decreases were partially offset by increases in selling expenses of $1,032, including increased sales promotions of $966, and engineering expenses of $594, including an increase in research and development expenses of $263.

Selling, general, administrative and engineering expenses increased $8,576 to $97,342 or 15.7% of net sales for the six months ending June 30, 2017, compared to $88,766 or 15.5% of net sales for same period in 2016.  The overall increase was due to increases in selling expenses of $5,331, (including increased ConExpo exhibit costs of $4,582 and increases in amortization of $764), increases in general and administrative expenses of $1,355 (including increased wages of $1,140, profit sharing expenses of $680 and RSU expenses of $570, partially offset by a reduction in SERP expenses of $1,537), and increases in engineering expenses of $1,890 (including an increase in research and development expenses of $854).

Interest Expense
Interest expense for the second quarter of 2017 decreased to $185 from $326 for the second quarter of 2016, primarily due to a reduction in bank debt at Astec Brazil.

Interest expense for the six months ended June 30, 2017 decreased to $450 from $793 for the first six months of 2016, due primarily to reduced interest on tax return audits and a reduction in bank debt at Astec Brazil.

Other Income, Net of Expenses
Other income, net of expenses was $261 for the second quarter of 2017 compared to $276 for the second quarter of 2016, a decrease of $15.

Other income, net of expenses was $773 for the six months ended June 30, 2017 compared to $819 for the six months ended June 30, 2016, a decrease of $46.

Income Tax Expense
The Company's combined effective income tax rate was 32.8% for the second quarter of 2017 compared to 36.2% for the second quarter of 2016.  The tax rate decline between periods is due to favorable impacts of state tax apportionment legislation and increased federal domestic production activities deductions.

The Company's combined effective income tax rate was 33.5% for the six months ended June 30, 2017 compared to 36.8% six months ended June 30, 2016.  The tax rate decline between periods is due to favorable impacts of state tax apportionment legislation and increased federal domestic production activities deductions.

Net Income
The Company had net income attributable to controlling interest of $14,420 for the second quarter of 2017 compared to $18,192 for the second quarter of 2016, a decrease of $3,772 or 20.7%. Net income attributable to controlling interest per diluted share was $0.62 for the second quarter of 2017 compared to $0.79 for the second quarter of 2016, a decrease of $0.17.  Diluted shares outstanding for the quarters ended June 30, 2017 and 2016 were 23,183 and 23,135, respectively.

The Company had net income attributable to controlling interest of $29,540 for the six months ending June 30, 2017 compared to $35,935 for six months ending June 30, 2016, a decrease of $6,395 or 17.8%. Net income attributable to controlling interest per diluted share was $1.27 for the six months ending June 30, 2017 compared to $1.55 for the same period in 2016, a decrease of $0.28.

Dividends
In February 2013, the Company's Board of Directors approved a dividend policy pursuant to which the Company began paying a quarterly $0.10 per share dividend on its common stock beginning in the second quarter of 2013.  The actual amount of future quarterly dividends, if any, will be based upon the Company's financial position, results of operations, cash flows, capital requirements and restrictions under the Company's existing credit agreement, among other factors.  The Board retained the power to modify, suspend or cancel the Company's dividend policy in any manner and at any time it deems necessary or appropriate in the future.  The Company paid quarterly dividends of $0.10 per common share to shareholders in each quarter of 2016 and the first two quarters of 2017.

Backlog
The backlog of orders as of June 30, 2017 was $352,355 compared to $371,318 as of June 30, 2016, a decrease of $18,963 or 5.1%. Domestic backlogs decreased $40,218 or 12.7% while international backlogs increased $21,255 or 38.7%.  The June 30, 2017 backlog was comprised of 78.4% domestic orders and 21.6% international orders, as compared to 85.2% domestic orders and 14.8% international orders as of June 30, 2016.  Included in the June 30, 2017 and 2016 backlogs is approximately $60,000 for a three line pellet plant from one customer under a Company financed arrangement whereby the Company will record the related revenues when payment is received, which is expected in late 2018.  A majority of the backlog at June 30, 2016 ($84,140) pertaining to a pellet plant order from a second customer was fulfilled in the second half of 2016 and the first two quarters of 2017, resulting in a remaining backlog of $4,825 related to this order at June 30, 2017.  No additional pellet plant orders have been received. All June 30, 2016 backlog amounts have been recast to include the backlog of Power Flame Incorporated which was acquired on August 1, 2016. The Company is unable to determine whether the changes in backlogs were experienced by the industry as a whole; however, the Company believes the changes in backlogs reflect the current economic conditions the industry is experiencing.

Segment Net Sales-Quarter:
	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Infrastructure Group	$143,106	$152,476	$(9,370)	(6.1)%
Aggregate and Mining Group	107,118	99,085	8,033	8.1%
Energy Group	51,685	42,833	8,852	20.7%

Infrastructure Group: Sales in this group were $143,106 for the second quarter of 2017 compared to $152,476 for the same period in 2016, a decrease of $9,370 or 6.1%.  Domestic sales for the Infrastructure Group decreased $21,631 or 15.4% for the second quarter of 2017 compared to the same period in 2016 due primarily to a $14,070 reduction in pellet plant sales and reduced domestic asphalt plant sales, as production capacity was utilized on international sales. These reductions were partially offset by growth in mobile asphalt equipment sales.  Infrastructure Group domestic sales and backlogs continue to be favorably impacted by the increased federal funding under the FAST Act.  International sales for the Infrastructure Group increased $12,261 or 105.7% for the second quarter of 2017 compared to the same period in 2016 due primarily to an increase in asphalt plant sales coupled with increased mobile asphalt related sales resulting from improved highway building activities in certain foreign countries, the release of pent up demand and improved global market conditions.  The increase in international sales was also impacted by the Company's decision to market its mobile equipment products through equipment dealers in select territories in which historical direct sales efforts yielded less than desired volumes.   Sales increases in Russia, Canada, Europe and the West Indies were partially offset by decreases in sales in China and South America.  Parts sales for the Infrastructure Group increased 7.2% for the second quarter of 2017 compared to the same period in 2016 due primarily to increased asphalt plant related sales.

Aggregate and Mining Group: Sales in this group were $107,118 for the second quarter of 2017 compared to $99,085 for the same period in 2016, an increase of $8,033 or 8.1%.  Domestic sales for the Aggregate and Mining Group increased by $1,662 or 2.4% for the second quarter of 2017 compared to the same period in 2016 due primarily to increased sales to the Company's traditional rock quarry markets offset by reductions in sales to the domestic mining industry.  International sales for the Aggregate and Mining Group increased $6,371 or 22.1% in the second quarter of 2017 compared to the same period in 2016 due to an easing of pent up demand coupled with the Company's continued sales efforts in the international markets as well as a small improvement in sales in the mining industry compared to the historically low sales in 2016.  International sales increases in Brazil, Europe and Post-Soviet States were partially offset by small decreases in sales into Africa and Canada.  Parts sales for this group increased 5.0% for the second quarter of 2017 compared to the same period in 2016 due primarily to international sales by the Company's subsidiary in South Africa.

Energy Group: Sales in this group were $51,685 for the second quarter of 2017 compared to $42,833 for the same period in 2016, an increase of $8,852 or 20.7%.  Domestic sales for the Energy Group increased $14,665 or 47.1% for the second quarter of 2017 compared to the same period in 2016 due primarily to $6,476 of sales by Power Flame, which was acquired in August 2016, as well increased sales in most production lines, including industrial boilers, wood chipping and grinding equipment, water well drilling rigs and oil and gas industry products.  International sales for the Energy Group decreased $5,813 or 49.6% due primarily to reduced sales of industrial boilers and wood chipping and grinding equipment.  Sales decreases occurred in South America and Canada.  Parts sales for this group increased 16.8% for the second quarter of 2017 compared to the same period in 2016 due primarily to the acquisition of Power Flame and growth in parts sales for industrial boiler and heater products as well as wood chipper and grinders.

Segment Net Sales-Six Months:
	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Infrastructure Group	$308,349	$305,590	$2,759	0.9%
Aggregate and Mining Group	207,731	191,573	16,158	8.4%
Energy Group	104,230	75,953	28,277	37.2%

Infrastructure Group: Sales in this group were $308,349 for the six months ending June 30, 2017 compared to $305,590 for the same period in 2016, an increase of $2,759 or 0.9%.  Domestic sales for the Infrastructure Group decreased $18,840 or 6.8% for the first six months of 2017 compared to the same period in 2016 due to a $29,754 decline in pellet plant sales offset by growth in sales for mobile asphalt equipment.  International sales for the Infrastructure Group increased $21,599 or 76.6% for the first six months of 2017 compared to the same period in 2016 due to growth in sales of both asphalt plants and mobile asphalt equipment.  The increased international sales occurred in Canada, Russia, and Australia and were partially offset by decreases in sales in South America and China. Parts sales for the Infrastructure Group increased 6.9% for the six months ending June 30, 2017 compared to the same period in 2016 due primarily to improved sales of parts for asphalt plants and mobile asphalt equipment.

Aggregate and Mining Group: Sales in this group were $207,731 for the six months ending June 30, 2017 compared to $191,573 for the same period in 2016, an increase of $16,158 or 8.4%.  Domestic sales for the Aggregate and Mining Group increased by $5,980 or 4.3% for the six months ending June 30, 2017 compared to the same period in 2016 due primarily to improved sales to the Company's traditional rock quarry markets and increased sales by the Company's Northern Ireland based subsidiary into the U.S. domestic market.  International sales for the Aggregate and Mining Group increased $10,178 or 19.0% for the six months ending June 30, 2017 compared to the same period in 2016 due to an easing of pent up demand coupled with the Company's continued sales efforts in the international markets as well as a small improvement in sales in the mining industry, including at the Company's Brazilian subsidiary, compared to the historically low sales in 2016.  International sales increases in Europe, Canada, Brazil, Australia, Russia and China were partially offset by decreased sales in Japan/Korea and the Middle East.  Parts sales for this group increased 7.0% for the six months ending June 30, 2017 compared to the same period in 2016.

Energy Group: Sales in this group were $104,230 for the six months ending June 30, 2017 compared to $75,953 for the same period in 2016, an increase of $28,277 or 37.2%.  Domestic sales for the Energy Group increased $26,806 or 43.8% for the six months ending June 30, 2017 compared to the same period in 2016 due primarily to $12,458 of sales by Power Flame, which was acquired in August 2016, as well as increases in industrial heaters and boilers, water well drilling rigs, oil and gas equipment and wood chipping and grinding equipment.  International sales for the Energy Group increased $1,472 or 10.0%. International sales increases occurred in Australia and Africa and were partially offset by decreases in South American and Japan/Korea.  Parts sales for this group increased 18.7% for the six months ending June 2017 compared to the same period in 2016 due to the acquisition of Power Flame and increased parts sales at each subsidiary in this group.

Segment Profit (Loss)-Quarter:
	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Infrastructure Group	$9,893	$19,673	$(9,780)	(49.7)%
Aggregate and Mining Group	11,367	10,947	420	3.8%
Energy Group	3,165	2,626	539	20.5%
Corporate	(10,260)	(14,912)	4,652	31.2%

Infrastructure Group: Segment profit for this group was $9,893 for the second quarter of 2017 compared to $19,673 for the same period in 2016, a decrease of $9,780 or 49.7%.  Segment profits for the Infrastructure Group were negatively impacted by a $9,763 decline in gross profits between periods resulting from a $9,370 decline in sales between periods and a 530 basis point decrease in gross margins.  The decline in gross margins was primarily due to unexpected cost overruns associated with pellet plant site preparation and installation costs and increased production costs related to new products sold.

Aggregate and Mining Group: Segment profit for the Aggregate and Mining group was $11,367 for the second quarter of 2017 compared to $10,947 for the same period in 2016, an increase of $420 or 3.8%.  The increase in profits between periods is due to a reduction in selling expenses of $532 (primarily exhibit costs) and $327 in general and administrative costs (primarily amortization, bad debt expense and legal and professional fees), which were partially offset by a reduction of $350 resulting from a 230 basis point decrease in gross margins on an $8,033 increase in sales between periods.

Energy Group: The Energy group had a profit of $3,165 for the second quarter of 2017 compared to $2,626 for the second quarter of 2016 an increase of $539 or 20.5%.  Profits for the segment were positively impacted by a $8,852 increase in sales between periods while gross margins remained relatively constant (40 basis point increase) resulting in a $2,350 increase in gross profits between periods.  The favorable increase in gross profits was partially offset by increased selling, general and administrative and engineering expenses of $1,843 due primarily to costs incurred by Power Flame, which was acquired in August 2016.

Corporate: The Corporate Group had a loss of $10,260 for the second quarter of 2017 compared to a loss of $14,912 for the second quarter of 2016, a favorable increase of $4,652 or 31.2%, due primarily to reductions in U.S. federal income taxes of $2,507, SERP expenses of $991 and profit sharing expenses of $381.

Segment Profit (Loss)-Six Months:
	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Infrastructure Group	$28,073	$41,536	$(13,463)	(32.4)%
Aggregate and Mining Group	19,795	20,485	(690)	(3.4)%
Energy Group	5,894	2,433	3,461	142.3%
Corporate	(24,689)	(29,137)	4,448	15.3%

Infrastructure Group: Segment profit for this group was $28,073 for the six months ending June 30, 2017 compared to $41,536 for the same period in 2016, a decrease of $13,463 or 32.4%.  Segment profits for the Infrastructure Group were negatively impacted by a decrease in gross profit of $11,799 resulting from a 400 basis point decrease in gross margins. The decline in gross margins was primarily due to unexpected cost overruns associated with pellet plant site preparation and installation costs and increased production costs related to new products sold.  Segment profits were also negatively impacted by a $2,165 increase in selling expenses between periods ($2,089 of which related to ConExpo) and an increase in engineering expenses of $745.

Aggregate and Mining Group: Segment profit for this group was $19,795 for the six months ending June 30, 2017 compared to $20,485 for the same period in 2016, a decrease of $690 or 3.4%.  $475 of the reduction resulted from a 230 basis point decrease in gross margins (due primarily to costs associated with new products) on a $16,158 increase in sales between periods.

Energy Group: The Energy group had a profit of $5,894 for the six months ending June 30, 2017 compared to $2,433 for the same period in 2016 an increase of $3,461 or 142.3%.  Profit for the segment was positively impacted by gross profits on a $28,277 increase in sales and a 150 basis point increase in gross margins between periods resulting in increased gross profits of $8,155.  The improved gross profits were partially offset by a $4,671 increase in selling, general and administrative and engineering expenses between periods, primarily due to costs incurred by Power Flame, which was acquired in August 2016, and costs of $509 related to ConExpo.

Corporate: The Corporate Group had a loss of $24,689 for the six months ending 2017 compared to a loss of $29,137 for the same period in 2016, a favorable increase of $4,448 or 15.3% due primarily to reductions in U.S. federal income taxes of $5,034 and SERP expenses of $1,537, partially offset by increased profit sharing expenses of $653 and restricted stock unit expenses of $570.

Liquidity and Capital Resources
The Company's primary sources of liquidity and capital resources are its cash on hand, borrowing capacity under a $100,000 revolving credit facility and cash flows from operations. The Company had $52,107 of cash available for operating purposes as of June 30, 2017, of which $16,498 was held by the Company's foreign subsidiaries. While the Company has no plans to transfer the cash held by its foreign subsidiaries to the U.S. in the foreseeable future, to the extent foreign earnings are eventually repatriated, such amounts may be subject to income tax liabilities, both in the U.S. and in various applicable foreign jurisdictions. At June 30, 2017 and at all times during the first six months of 2017, the Company had no borrowings outstanding under its credit facilities with Wells Fargo Bank, N.A. Net of letters of credit totaling $8,446, the Company had borrowing availability of $91,554 under the credit facility as of June 30, 2017.  The amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income and minimum tangible net worth.  The Company was in compliance with the financial covenants of the Wells Fargo agreement at June 30, 2017.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd ("Osborn"), has a credit facility of $7,266 with a South African bank to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of June 30, 2017, Osborn had no outstanding borrowings but had $418 in performance, advance payment and retention guarantees outstanding under the facility. The facility has been guaranteed by Astec Industries, Inc., but is otherwise unsecured. A 0.75% unused facility fee is charged if less than 50% of the facility is utilized. As of June 30, 2017, Osborn had available credit under the facility of $6,848. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 10.25% as of June 30, 2017.

The Company's Brazilian subsidiary, Astec Brazil, has outstanding working capital loans totaling $4,439 as of June 30, 2017 from three Brazilian banks with interest rates ranging from 10.4% to 11.0%.  The loans' maturity dates range from November 2018 to April 2024 and the debts are secured by Astec Brazil's manufacturing facility and also by letters of credit totaling $6,200 issued by Astec Industries, Inc.  Additionally, Astec Brazil has various 5-year equipment financing loans outstanding with two Brazilian banks in the aggregate of $896 as of June 30, 2017 that have interest rates ranging from 3.5% to 16.3%.  These equipment loans have maturity dates ranging from September 2018 to April 2020.  Astec Brazil's loans are included in the accompanying condensed consolidated balance sheets as current maturities of long-term debt ($2,572) and long-term debt ($2,763) as of June 30, 2017.

Cash Flows from Operating Activities:

	Six Months Ended June 30,		Increase
	2017	2016	(Decrease)
Net income	$29,439	$35,819	$(6,380)
Depreciation and amortization	12,777	11,787	990
Provision for warranties	8,248	8,300	(52)
Changes in working capital:
Increase in trade and other receivables	(38,551)	(25,782)	(12,769)
(Increase) decrease in inventories	(20,919)	5,299	(26,218)
(Increase) decrease in prepaid expenses	3,502	(6,116)	9,618
Increase in accounts payable	7,662	6,497	1,165
Increase in customer deposits	6,813	22,357	(15,544)
Decrease in product warranty accruals	(7,184)	(5,569)	(1,615)
Change in prepaid and income taxes payable, net	(7,847)	4,704	(12,551)
Other, net	(2,992)	6,757	(9,749)
Net cash provided (used) by operating activities	$(9,052)	$64,053	$(73,105)

Net cash from operating activities decreased by $73,105 for the first six months of 2017 as compared to the first six months of 2016 due primarily to a $12,769 increase in the growth of accounts receivables (due to an increase in days outstanding from 38.9 to 43.7 between periods), an increase in the growth of inventories of $26,218 related to increased sales volumes, a reduction in the growth of customer deposits of $15,544 (due primarily to a large pellet plant related deposit received in the first quarter of 2016) and a $12,551 increase in cash used for income tax payments verses when the taxes were expensed.

Cash Flows Used by Investing Activities:

	Six Months Ended June 30,		Increase
	2017	2016	(Decrease)
Expenditures for property and equipment	$(10,846)	$(13,265)	$2,419
Other	(350)	23	(373)
Net cash used by investing activities	$(11,196)	$(13,242)	$2,046

Net cash used by investing activities decreased by $2,046 for the first six months of 2017 as compared to the same period in 2016 due primarily to decreased spending on capital expenditures in the first six months of 2017 as compared to the first six months of 2016.

Total capital expenditures for 2017 are forecasted to be approximately $25,000. The Company expects to finance these expenditures using currently available cash balances, internally generated funds and available credit under the Company's credit facilities.  Capital expenditures are generally for machinery, equipment and facilities used by the Company in the production of its various products.  The Company believes that its current working capital, cash flows generated from future operations and available capacity under its credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements through June 30, 2018.

Cash Flows from Financing Activities:

	Six Months Ended June 30,		Increase
	2017	2016	(Decrease)
Payment of dividends	$(4,613)	$(4,608)	$(5)
Net change in borrowings from banks	(5,929)	(998)	(4,931)
Other, net	(373)	(1,843)	1,470
Net cash used by financing activities	$(10,915)	$(7,449)	$(3,466)

Cash used by financing activities increased by $3,466 for the first six months of 2017 compared to the same period in 2016 due primarily to changes in the amount of bank debt outstanding at the Company's foreign subsidiaries.

Financial Condition
The Company's current assets increased to $611,087 as of June 30, 2017 from $576,833 as of December 31, 2016, an increase of $34,254 or 5.9% due primarily to an increases in trade receivables of $36,820 and inventories of $20,919, offset by a decline in cash of $30,264 during the first six months of 2017.

The Company's current liabilities increased to $175,858 as of June 30, 2017 from $168,861 as of December 31, 2016, an increase of $6,997 or 4.1% due primarily to an increase in accounts payable of $7,891 and customer deposits of $6,814 offset by a reduction in short-term bank debt at one of the Company's foreign subsidiaries of $4,632.

Market Risk and Risk Management Policies
We have no material changes to the disclosure on this matter made in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Off-balance Sheet Arrangements
As of June 30, 2017, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations
During the six months ended June 30, 2017, there were no substantial changes in the Company's commitments or contractual liabilities.
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

Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6.  Exhibits

Exhibit No.	Description
10.1	Amendment to "Appendix A" of the Astec Industries, Inc. Supplemental Executive Retirement Plan, effective July 27, 2017.
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

ASTEC INDUSTRIES, INC. (Registrant)

Date: August 7, 2017	/s/ Benjamin G. Brock
Benjamin G. Brock Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2017	/s/ David C. Silvious
David C. Silvious Chief Financial Officer, Vice President, and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	Amendment to "Appendix A" of the Astec Industries, Inc. Supplemental Executive Retirement Plan, effective July 27, 2017.
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