Form 10-Q
period 2017-09-30
ASTEC INDUSTRIES INC
filed 2017-11-06
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at October 24, 2017
Common Stock, par value $0.20	23,069,748

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements
Astec Industries, Inc. Condensed Consolidated Balance Sheets (in thousands) (unaudited)
	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$66,379	$82,371
Investments	1,655	1,024
Trade receivables	105,002	106,659
Other receivables	4,691	4,014
Inventories	399,346	360,404
Prepaid expenses and other	32,825	22,361
Total current assets	609,898	576,833
Property and equipment, net	180,703	180,538
Investments	14,468	13,965
Goodwill	42,103	40,804
Other long-term assets	29,840	31,461
Total assets	$877,012	$843,601
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$--	$4,632
Current maturities of long-term debt	2,689	2,538
Accounts payable	60,107	57,297
Income tax payable	378	747
Accrued product warranty	13,989	13,156
Customer deposits	50,143	39,102
Accrued payroll and related liabilities	21,272	25,693
Accrued loss reserves	2,726	2,852
Other current liabilities	25,932	22,844
Total current liabilities	177,236	168,861
Long-term debt	2,216	4,116
Deferred income tax liabilities	1,812	1,669
Other long-term liabilities	20,546	20,114
Total liabilities	201,810	194,760
Shareholders' equity	674,024	647,830
Non-controlling interest	1,178	1,011
Total equity	675,202	648,841
Total liabilities and equity	$877,012	$843,601

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$252,054	$247,752	$872,364	$820,868
Cost of sales	212,970	192,363	691,985	620,071
Gross profit	39,084	55,389	180,379	200,797
Selling, general, administrative and engineering expenses	45,494	43,950	142,836	132,716
Income (loss) from operations	(6,410)	11,439	37,543	68,081
Interest expense	188	264	638	1,057
Other income, net of expenses	1,113	505	1,886	1,324
Income (loss) from operations before income taxes	(5,485)	11,680	38,791	68,348
Income taxes	(2,782)	4,845	12,055	25,694
Net income (loss)	(2,703)	6,835	26,736	42,654
Net loss attributable to non-controlling interest	(36)	(3)	(137)	(119)
Net income (loss) attributable to controlling interest	$(2,667)	$6,838	$26,873	$42,773

Earnings (loss) per common share
Net income (loss) attributable to controlling interest:
Basic	$(0.12)	$0.30	$1.17	$1.86
Diluted	$(0.12)	$0.30	$1.16	$1.85
Weighted average number of common shares outstanding:
Basic	23,029	23,001	23,023	22,989
Diluted	23,029	23,145	23,180	23,138
Dividends declared per common share	$0.10	$0.10	$0.30	$0.30

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(2,703)	$6,835	$26,736	$42,654
Other comprehensive income (loss):
Income tax benefit on change in unrecognized pension and post- retirement benefit costs	--	111	--	--
Foreign currency translation adjustments	1,346	69	4,906	(219)
Income tax provision on foreign currency translation adjustments	--	(57)	--	(783)
Other comprehensive income (loss)	1,346	123	4,906	(1,002)
Comprehensive income (loss)	(1,357)	6,958	31,642	41,652
Comprehensive income (loss) attributable to non-controlling interest	8	(130)	(117)	(55)
Comprehensive income (loss) attributable to controlling interest	$(1,365)	$7,088	$31,759	$41,707

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$26,736	$42,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,253	18,118
Provision for doubtful accounts	216	327
Provision for warranties	11,842	13,135
Deferred compensation provision (benefit)	(725)	1,240
Stock-based compensation	2,774	2,021
Deferred income tax benefit	(224)	(2,019)
Gain on disposition of fixed assets	(292)	(322)
Distributions to SERP participants	(206)	(525)
Change in operating assets and liabilities:
Sale (purchase) of trading securities, net	74	(1,545)
Trade and other receivables	766	(5,224)
Inventories	(39,332)	(8,120)
Prepaid expenses and other assets	4,601	(3,132)
Accounts payable	2,820	3,234
Accrued product warranty	(11,072)	(11,011)
Customer deposits	11,040	35,685
Prepaid and income taxes payable, net	(16,246)	5,655
Other	(1,276)	6,602
Net cash provided by operating activities	10,749	96,773
Cash flows from investing activities:
Business acquisition, net of cash acquired	--	(39,613)
Expenditures for property and equipment	(13,920)	(17,483)
Proceeds from sale of property and equipment	337	577
Other	(580)	(174)
Net cash used by investing activities	(14,163)	(56,693)
Cash flows from financing activities:
Payment of dividends	(6,920)	(6,912)
Borrowings under bank loans	--	1,695
Repayments of bank loans	(6,583)	(5,570)
Sale (purchase) of Company shares held by SERP, net	126	(99)
Withholding tax paid upon vesting of restricted stock units	(501)	(1,024)
Purchase of subsidiary shares	(31)	(724)
Net cash used by financing activities	(13,909)	(12,634)
Effect of exchange rates on cash	1,331	(34)
Net increase (decrease) in cash and cash equivalents	(15,992)	27,412
Cash and cash equivalents, beginning of period	82,371	25,062
Cash and cash equivalents, end of period	$66,379	$52,474

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc.
Condensed Consolidated Statement of Equity
For the Nine Months Ended September 30, 2017
(in thousands)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accum- ulated Other Compre- hensive Loss	Company Shares Held by SERP	Retained Earnings	Non- controlling Interest	Total Equity
Balance, December 31, 2016	23,046	$4,609	$139,970	$(31,562)	$(1,958)	$536,771	$1,011	$648,841
Net income	--	--	--	--	--	26,873	(137)	26,736
Other comprehensive income	--	--	--	4,906	--	--	--	4,906
Change in ownership percentage of subsidiary	--	--	--	--	--	--	(18)	(18)
Dividends declared	--	--	7	--	--	(6,927)	--	(6,920)
Stock-based compensation	--	--	1,710	--	--	--	--	1,710
Stock issued under incentive plans	24	5	(5)	--	--	--	--	--
Withholding tax paid upon vesting of RSUs	--	--	(501)	--	--	--	--	(501)
SERP transactions, net	--	--	173	--	(47)	--	--	126
Other	--	--	--	--	--	--	322	322
Balance, September 30, 2017	23,070	$4,614	$141,354	$(26,656)	$(2,005)	$556,717	$1,178	$675,202

See Notes to Unaudited Condensed Consolidated Financial Statements

ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands, except per share amounts, unless otherwise specified)

Note 1.  Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Astec Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2016.

The unaudited condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Dollar and share amounts shown are in thousands, except per share amounts, unless otherwise specified.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ('FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers", which supersedes existing revenue guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The implementation of this new standard will require companies to use more judgment and to make more estimates than under current guidance. The standard, as amended, is effective for public companies for annual periods beginning after December 15, 2017. The Company plans to adopt the new standard effective January 1, 2018 using the modified retrospective method. Company management has reviewed documentation of revenue streams received from its 16 manufacturing subsidiaries to assist in its effort to determine the effect the new standard will have on its financial reporting. Numerous meetings and conference calls have been held with Company management, controllers of the manufacturing subsidiaries and outside revenue experts to discuss the information in an effort to identify areas where a change in timing of revenue recognition may be required under the new guidance. As additional documentation is currently being assimilated, reviewed and evaluated, the Company has not yet determined what impact, if any, the adoption of this new standard will have on the Company's financial position, cash flows or results of operations.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10)", which requires, among other things, equity investments with readily determinable fair values, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income. The standard is effective for public companies in fiscal years beginning after December 15, 2017, and the Company expects to adopt the standard effective January 1, 2018. The Company does not expect the adoption of this standard to have a material impact on the Company's financial position, cash flows or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)", which significantly changes the accounting for operating leases by lessees. The accounting applied by lessors is largely unchanged from that applied under previous guidance. The new guidance requires lessees to recognize lease assets and lease liabilities in the balance sheet, initially measured at the present value of the lease payments, for leases which were classified as operating leases under previous guidance. Lease cost included in the statement of income will be calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Lessees may make an accounting policy election to exclude leases with a term of 12 months or less from the requirement to record related assets and liabilities. The new standard is effective for public companies for fiscal years beginning after December 15, 2018. The Company plans to adopt the new standard effective January 1, 2019. The Company does not expect the adoption of this standard to have a material impact on its results of operations; however, the Company has not determined the impact the adoption of this new standard will have on its financial position or cash flows.

In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606)", which does not change the core principles of ASU No. 2014-09 discussed above, but rather clarifies the implementation guidance in order to eliminate the potential for diversity in practice arising from inconsistent application of the principal versus agent guidance. Under the new guidance, when an entity determines it is a principal in a transaction, the entity recognizes revenue in the gross amount of consideration; however in transactions where an entity determines it is an agent, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled. The standard is effective for public companies for annual periods beginning after December 15, 2017. The Company plans to adopt the new standard effective January 1, 2018. The Company has not yet determined what impact, if any, the adoption of this new standard will have on the Company's financial position, cash flows or results of operations.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments". The standard changes how credit losses are measured for most financial assets and certain other instruments that currently are not measured through net income. The standard will require an expected loss model for instruments measured at amortized cost as opposed to the current incurred loss approach. In valuing available for sale debt securities, allowances will be required to be recorded, rather than the current approach of reducing the carrying amount, for other than temporary impairments. A cumulative adjustment to retained earnings is to be recorded as of the beginning of the period of adoption to reflect the impact of applying the provisions of the standard. The standard is effective for public companies for periods beginning after December 15, 2019 and the Company expects to adopt the new standard as of January 1, 2020. The Company has not yet determined what impact, if any, the adoption of this new standard will have on the Company's financial position, cash flows or results of operations.

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

In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory," which requires companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory, such as intangible assets, when the transfer occurs. This is a change from current guidance, which requires companies to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized by being depreciated, amortized, or impaired. The new guidance will require companies to defer the income tax effects of only intercompany transfers of inventory. The standard is effective for public companies in fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period and requires companies to apply a modified retrospective approach. The Company plans to adopt the new standard effective January 1, 2018. The Company has not yet determined what impact the adoption of this new standard will have on the Company's financial position, cash flows or results of operations.

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

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815), Targeted Improvements to Hedging Activities", to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements.  The new guidance is effective for public companies for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted in any interim period after its issuance.  The Company plans to adopt the new standard effective January 1, 2019.  The Company does not expect the application of this standard to have a material impact on its financial position, results of operations or cash flows.

Note 2.  Earnings (Loss) per Share
Basic earnings (loss) per share are determined by dividing earnings (loss) by the weighted average number of common shares outstanding during each period.  Diluted earnings (loss) per share include the potential dilutive effect of restricted stock units and shares held in the Company's Supplemental Executive Retirement Plan.

The following table sets forth the computation of net income (loss) attributable to controlling interest and the number of basic and diluted shares used in the computation of earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) attributable to controlling interest	$(2,667)	$6,838	$26,873	$42,773
Denominator:
Denominator for basic earnings (loss) per share	23,029	23,001	23,023	22,989
Effect of dilutive securities:
Restricted stock units	--	79	94	85
Supplemental Executive Retirement Plan	--	65	63	64
Denominator for diluted earnings (loss) per share	23,029	23,145	23,180	23,138

Note 3.  Receivables
Receivables are net of allowances for doubtful accounts of $1,480 and $1,511 as of September 30, 2017 and December 31, 2016, respectively.

Note 4.  Inventories
Inventories consist of the following:

	September 30, 2017	December 31, 2016
Raw materials and parts	$143,523	$137,763
Work-in-process	142,603	115,613
Finished goods	88,094	84,898
Used equipment	25,126	22,130
Total	$399,346	$360,404

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

Note 5.  Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation of $234,594 and $220,444 as of September 30, 2017 and December 31, 2016, respectively.

Note 6.  Fair Value Measurements
The Company has various financial instruments that must be measured at fair value on a recurring basis, including marketable debt and equity securities held by Astec Insurance Company ("Astec Insurance"), the Company's captive insurance company, and marketable equity securities held in an unqualified Supplemental Executive Retirement Plan ("SERP").  The obligations of the Company associated with the financial assets held in the SERP also constitute a liability of the Company for financial reporting purposes and are included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.  The Company's subsidiaries also occasionally enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.

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

As indicated in the tables below (which excludes the Company's pension assets), the Company has determined that all of its financial assets and liabilities as of September 30, 2017 and December 31, 2016 are Level 1 and Level 2 in the fair value hierarchy as defined above:

	September 30, 2017
	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$389	$--	$389
SERP mutual funds	4,070	--	4,070
Preferred stocks	365	--	365
Trading debt securities:
Corporate bonds	5,591	--	5,591
Municipal bonds	--	2,093	2,093
Floating rate notes	397	--	397
Asset backed securities	--	556	556
U.S. Treasury notes	1,039	--	1,039
Other	--	1,623	1,623
Derivative financial instruments	--	32	32
Total financial assets	$11,851	$4,304	$16,155

Financial Liabilities:
SERP liabilities	$--	$8,061	$8,061
Derivative financial instruments	--	261	261
Total financial liabilities	$--	$8,322	$8,322

	December 31, 2016
	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$92	$--	$92
SERP mutual funds	3,335	--	3,335
Preferred stocks	475	--	475
Trading debt securities:
Corporate bonds	5,413	--	5,413
Municipal bonds	--	2,248	2,248
Floating rate notes	118	--	118
Asset backed securities	--	637	637
U.S. Treasury note	388	--	388
Other	--	2,283	2,283
Derivative financial instruments	--	144	144
Total financial assets	$9,821	$5,312	$15,133

Financial Liabilities:
SERP liabilities	$--	$7,882	$7,882
Derivative financial instruments	--	89	89
Total financial liabilities	$--	$7,971	$7,971

The Company reevaluates the volume of trading activity for each of its investments at the end of each quarter and adjusts the level within the fair value hierarchy as needed.  No investments changed hierarchy levels from December 31, 2016 to September 30, 2017.

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

Net unrealized gains or losses incurred on investments held amounted to a net gain of $258 as of September 30, 2017 and a net loss of $107 as of December 31, 2016.

Note 7.  Debt
On April 12, 2017, the Company and certain of its subsidiaries entered into an amended and restated credit agreement whereby Wells Fargo extended to the Company an unsecured line of credit of up to $100,000, including a sub-limit for letters of credit of up to $30,000. There were no borrowings outstanding under the agreement (or the previous agreement) at any time during the nine-month period ended September 30, 2017.  Letters of credit totaling $8,594, including $6,200 of letters of credit issued to banks in Brazil to secure the local debt of Astec do Brasil Fabricacao de Equipamentos Ltda. ("Astec Brazil"), were outstanding under the credit facility as of September 30, 2017, resulting in additional borrowing ability of $91,406 under the credit facility. The credit agreement has a five-year term expiring in April 2022.  Borrowings under the agreement are subject to an interest rate equal to the daily one-month LIBOR rate plus a 0.75% margin, resulting in a rate of 1.99% as of September 30, 2017. The unused facility fee is 0.125%. Interest only payments are due monthly. The amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income and minimum tangible net worth.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd ("Osborn"), has a credit facility of $7,007 with a South African bank to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of September 30, 2017, Osborn had no outstanding borrowings but had $1,044 in performance, advance payment and retention guarantees outstanding under the facility. The facility has been guaranteed by Astec Industries, Inc., but is otherwise unsecured. A 0.75% unused facility fee is charged if less than 50% of the facility is utilized. As of September 30, 2017, Osborn had available credit under the facility of $5,963. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 10.0% as of September 30, 2017.

The Company's Brazilian subsidiary, Astec Brazil, has outstanding working capital loans totaling $4,100 as of September 30, 2017 from Brazilian banks with interest rates ranging from 10.4% to 11.0%.  The loans' maturity dates range from November 2018 to April 2024 and the debts are secured by Astec Brazil's manufacturing facility and also by letters of credit totaling $6,200 issued by Astec Industries, Inc.  Additionally, Astec Brazil has various 5-year equipment financing loans outstanding with Brazilian banks in the aggregate of $805 as of September 30, 2017 that have interest rates ranging from 3.5% to 16.3%.  These equipment loans have maturity dates ranging from September 2018 to April 2020.  Astec Brazil's loans are included in the accompanying unaudited condensed consolidated balance sheets as current maturities of long-term debt ($2,689) and long-term debt ($2,216) as of September 30, 2017.

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

Changes in the Company's product warranty liability for the three and nine-month periods ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Reserve balance, beginning of the period	$14,269	$11,858	$13,156	$9,100
Warranty liabilities accrued	3,594	4,835	11,842	13,135
Warranty liabilities settled	(3,888)	(5,442)	(11,072)	(11,011)
Other	14	256	63	283
Reserve balance, end of the period	$13,989	$11,507	$13,989	$11,507

Note 9.  Accrued Loss Reserves
The Company records reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company.  The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events.  Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future.  Total accrued loss reserves were $8,361 as of September 30, 2017 and $7,892 as of December 31, 2016, of which $5,635 and $5,040 were included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively.

Note 10.  Income Taxes
The Company's combined effective income tax rate was 50.7% and 41.5% for the three-month periods ended September 30, 2017 and 2016, respectively. The unusually high tax rate for the third quarter of 2017 is due to the high percentage (as compared to the pretax loss for the third quarter of 2017) impact of the Company's federal domestic production activities deductions, research and development tax credits and a favorable U.S. federal return to book adjustment on the Company's 2016 return. The Company's combined effective income tax rate was 31.1% and 37.6% for the nine-month periods ended September 30, 2017 and 2016, respectively.  The Company's effective tax rates for the three-month and nine-month periods ended September 30, 2017 and September 30, 2016 include the effect of state income taxes and other discrete items as well as a benefit for research and development credits.  The Company's effective tax rates for the three-month and nine-month periods ended September 30, 2017 also include a discrete benefit for favorable adjustments related to the 2016 tax returns.

The Company's recorded liability for uncertain tax positions as of September 30, 2017 has increased by approximately $94 as compared to December 31, 2016 due primarily to an increase in the estimated exposure for tax positions.

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

Segment Information:
	Three Months Ended September 30, 2017
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$98,676	$99,474	$53,904	$--	$252,054
Intersegment sales	9,041	3,551	5,627	--	18,219
Gross profit	1,773	23,838	13,422	51	39,084
Gross profit percent	1.8%	24.0%	24.9%	--	15.5%
Segment profit (loss)	$(12,529)	$9,565	$4,460	$(2,975)	$(1,479)

	Nine Months Ended September 30, 2017
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$407,025	$307,205	$158,134	$--	$872,364
Intersegment sales	17,500	13,003	18,234	--	48,737
Gross profit	66,394	74,652	39,173	160	180,379
Gross profit percent	16.3%	24.3%	24.8%	--	20.7%
Segment profit (loss)	$15,545	$29,360	$10,355	$(27,666)	$27,594

	Three Months Ended September 30, 2016
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$109,227	$85,819	$52,706	$--	$247,752
Intersegment sales	5,324	10,063	4,108	--	19,495
Gross profit	24,929	20,935	9,473	52	55,389
Gross profit percent	22.8%	24.4%	18.0%	--	22.4%
Segment profit (loss)	$9,858	$7,651	$805	$(11,610)	$6,704

	Nine Months Ended September 30, 2016
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$414,817	$277,393	$128,658	$--	$820,868
Intersegment sales	13,009	20,859	13,718	--	47,586
Gross profit	101,349	72,224	27,069	155	200,797
Gross profit percent	24.4%	26.0%	21.0%	--	24.5%
Segment profit (loss)	$51,394	$28,135	$3,237	$(40,745)	$42,021

A reconciliation of total segment profits (losses) to the Company's consolidated totals is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total segment profit (loss)	$(1,479)	$6,704	$27,594	$42,021
Recapture (elimination) of intersegment profit	(1,224)	131	(858)	633
Net income (loss)	(2,703)	6,835	26,736	42,654
Net loss attributable to non-controlling interest in subsidiaries	(36)	(3)	(137)	(119)
Net income (loss) attributable to controlling interest	$(2,667)	$6,838	$26,873	$42,773

Note 12.  Contingent Matters
Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of $3,765 as of September 30, 2017.  The maximum potential amount of future payments for which the Company would be liable was equal to $3,765 as of September 30, 2017.  These arrangements also provide that the Company will receive the lender's full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements.  The Company has recorded a liability of $659 related to these guarantees as of September 30, 2017.

In addition, the Company is contingently liable under letters of credit issued by Wells Fargo totaling $8,594 as of September 30, 2017, including $6,200 of letters of credit that guarantee certain Astec Brazil bank debt.  The outstanding letters of credit expire at various dates through October 2020.  As of September 30, 2017, the Company's foreign subsidiaries are contingently liable for a total of $4,104 in performance letters of credit, advance payments and retention guarantees.  The maximum potential amount of future payments under these letters of credit and guarantees for which the Company could be liable is $12,698 as of September 30, 2017.

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

Note 13.  Shareholders' Equity
Under the Company's long-term incentive plans, key members of management may be issued restricted stock units ("RSUs") each year based upon the annual financial performance of the Company and its subsidiaries. The number of RSUs granted to employees each year is determined based upon the performance of individual subsidiaries and consolidated annual financial performance.  Generally, for RSUs granted through February 2016, each award will vest at the end of five years from the date of grant, or at the time a recipient retires after reaching age 65, if earlier. Awards granted in February 2017 and thereafter will vest at the end of three years from the date of grant or at the time a recipient retires after reaching age 65, if earlier.  Additional RSUs are granted to the Company's outside directors under the Company's Non-Employee Directors Compensation Plan with a one year vesting period.

A total of 30 and 77 RSUs vested during the nine-month periods ended September 30, 2017 and 2016, respectively.  The Company withheld 8 and 24 shares due to statutory payroll tax withholding requirements upon the vesting of the RSUs in the first nine months of 2017 and 2016, respectively, and used Company funds to remit the related required minimum withholding taxes to the various tax authorities.  The vesting date fair value of the RSUs that vested during the first nine months of 2017 and 2016 was $1,975 and $3,289, respectively.  The grant date fair value of the RSUs granted during the first nine months of 2017 and 2016 was $5,399 and $1,946, respectively.  Compensation expense of $2,057 and $1,697 was recorded in the nine-month periods ended September 30, 2017 and 2016, respectively, to reflect the fair value of RSUs granted (or anticipated to be granted for 2017 performance) to employees amortized over the portion of the vesting period occurring during the periods.

Note 14.  Other Income, Net of Expenses
Other income, net of expenses for the three and nine-month periods ended September 30, 2017 and 2016 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income	$735	$178	$1,067	$621
Gain (loss) on investments	(38)	(26)	3	(41)
License fee income	301	247	626	503
Other	115	106	190	241
Total	$1,113	$505	$1,886	$1,324

Note 15.  Derivative Financial Instruments
The Company is exposed to certain risks related to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency risk.  From time to time the Company's foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.  The fair value of the derivative financial instruments is recorded on the Company's balance sheet and is adjusted to fair value at each measurement date.  The changes in fair value are recognized in the accompanying unaudited consolidated statements of operations in the current period.  The Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes.  The average U.S. dollar equivalent notional amount of outstanding foreign currency exchange contracts was $11,256 during the nine-month period ended September 30, 2017. The Company reported $32 of derivative assets in other current assets and $261 of derivative liabilities in other current liabilities at September 30, 2017. At December 31, 2016, the Company reported $144 of derivative assets in other current assets and $89 of derivative liabilities in other current liabilities.  The Company recognized, as a component of cost of sales, net losses of $291 and $383 on the changes in fair value of derivative financial instruments in the three-month periods ended September 30, 2017 and 2016, respectively. The Company recognized, as a component of cost of sales, net losses of $683 and $897 on the changes in fair value of derivative financial instruments in the nine-month periods ended September 30, 2017 and 2016, respectively.  There were no derivatives that were designated as hedges at September 30, 2017.

Note 16.  Business Combination
 The Company acquired substantially all of the assets and certain liabilities of Power Flame Incorporated ("PFI") for a total purchase price of $39,765 on August 1, 2016. The purchase price was paid in cash with $4,000 deposited into escrow for a period of time not to exceed two years pending final resolution of certain post-closing adjustments and any indemnification claims. The Company's allocation of the purchase price resulted in the recognition of $12,632 of goodwill and $17,990 of other intangible assets consisting of technology (19 year useful life), trade names (15 year useful life) and customer relationships (18 year useful life). The revenues and results of operations of PFI were not significant in relation to the Company's consolidated financial statements for the period ended December 31, 2016 and would not have been material on a proforma basis to any earlier period. PFI's operating results are included in the Energy Group beginning in the third quarter of 2016.

PFI, located in Parsons, Kansas, began operations in 1948 and manufactures and sells gas, oil and combination gas/oil and low NOx burners with outputs ranging from 400 thousand BTU's per hour to 120 million BTU's per hour as well as combustion control systems designed for commercial, industrial and process heating applications.

Note 17.  Subsequent Event
On October 1, 2017, the Company acquired substantially all of the assets and liabilities of RexCon LLC ("RexCon") for a total purchase price of $26,008. The purchase price was paid in cash with $3,000 deposited into escrow for a period of time not to exceed eighteen months pending final resolution of certain post-closing adjustments and any indemnification claims.  The revenues and results of operations of RexCon were not significant in relation to the Company's consolidated financial statements for the period ended September 30, 2017 and would not have been material on a proforma basis to any earlier period.  RexCon's operating results are expected to be included in the Company's Energy Group beginning in the fourth quarter of 2017.

RexCon, located in Burlington, Wisconsin since 2009, was founded in 2003 through an asset acquisition with the original company being founded over 100 years ago.  RexCon is a manufacturer of high-quality stationary and portable, central mix and ready mix concrete batch plants, concrete mixers and concrete paving equipment. RexCon specializes in providing portable, high-production concrete equipment to contractors and producers worldwide in a totally integrated turnkey production system, including customized site layout and design engineering, batch plants, mixers, water heaters and chillers, ice production and delivery systems, material handling conveyors, gensets and power distribution, cement silos and screws, central dust collection, aggregate heating and cooling systems, batch automation controls, and batch office trailers.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words "will," "would," "should," "could," "may," "believes," "anticipates," "intends," "forecasts" and "expects" and similar expressions.  Such forward-looking statements include, without limitation, statements regarding the Company's expected sales and results of operations during 2017, the Company's expected capital expenditures in 2017, the expected benefit and impact of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through November 2018, the amount and impact of any current or future state or federal funding for transportation construction programs, the need for road improvements, the amount and impact of other public sector spending and funding mechanisms, changes in the economic environment as it affects the Company, the market confidence of customers and dealers, the Company being called upon to fulfill certain contingencies, the expected dates of granting of restricted stock units, changes in interest rates and the impact of such changes on the financial results of the Company, changes in the prices of steel and oil and the impact of such changes generally and on the demand for the Company's products, customer's buying decisions, the Company's business, the ability of the Company to offset future changes in prices in raw materials, the change in the strength of the dollar and the level of the Company's presence and sales in international markets, the impact that further development of domestic oil and natural gas production capabilities would have on the domestic economy and the Company's business, the seasonality of the Company's business, the Company's investments, the percentage of the Company's equipment sold directly to end users, the amount or value of unrecognized tax benefits, the impact of IRS tax regulations, payment of dividends by the Company, and the ultimate outcome of the Company's current claims and legal proceedings.

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

The Company, as we refer to it herein, consists of a total of 20 companies that are consolidated in our financial statements, which includes 16 manufacturing companies, two companies that operate as dealers for the manufacturing companies, a captive insurance company and the parent company.  The forgoing does not give effect to RexCon, Inc., which was added effective October 1, 2017 as described below. The companies fall within three reportable operating segments: the Infrastructure Group, the Aggregate and Mining Group and the Energy Group.

Infrastructure Group- This segment consists of five business units, three of which design, engineer, manufacture and market a complete line of asphalt plants, asphalt pavers, wood pellet plants and related components and ancillary equipment. The two remaining companies in the Infrastructure Group primarily sell, service and install equipment produced by the manufacturing subsidiaries of the Company, with the majority of sales to the infrastructure industry.

Aggregate and Mining Group- This segment consists of eight business units that design, manufacture and market heavy equipment and parts in the aggregate, metallic mining, quarrying, recycling, ports and bulk handling industries.

Energy Group- This segment consists of five business units that design, manufacture and market heaters, gas, oil and combination gas/oil burners, combustion control systems, drilling rigs, concrete plants, wood chippers and grinders, pump trailers, commercial and industrial burners, combustion control systems, storage equipment and related parts to the oil and gas, construction, and water well industries.  The forgoing does not give effect to RexCon, Inc., which was added effective October 1, 2017 as described below.

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

3.
Energy Group – Heatec, Inc., CEI, Inc., GEFCO, Inc., Peterson Pacific Corp. and Power Flame Incorporated (beginning in August 2016).  RexCon, Inc., a manufacturer of high-quality stationary and portable, central mix and ready mix concrete batch plants, concrete mixers and concrete paving equipment was added to this group effective October 1, 2017 upon the acquisition of substantially all of the assets and liabilities of RexCon LLC.

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

Significant portions of the Company's revenues from the Infrastructure Group relate to the sale of equipment involved in the production, handling, recycling or installation of asphalt mix. Liquid asphalt is a by-product of oil production. An increase or decrease in the price of oil impacts the cost of asphalt, which is likely to alter demand for asphalt and therefore affect demand for certain Company products. While increasing oil prices may have a negative financial impact on many of the Company's customers, the Company's equipment can use a significant amount of recycled asphalt pavement, thereby partially mitigating the effect of increased oil prices on the final cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt mix. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. Oil prices rose during much of 2016 and have continued to fluctuate during the first nine months 2017 due primarily to weather related impacts. Minor fluctuations in oil prices should not have a significant impact on customers' buying decisions. Other factors such as political uncertainty in oil producing countries, interruptions in oil production due to disasters, whether natural or man-made, or other economic factors could significantly impact oil prices, which could negatively impact demand for the Company's products. However, the Company believes the continued funding of the FAST Act federal highway bill passed in December 2015 has greater potential to impact the buying decisions of the Company's customers than does the fluctuation of oil prices in 2017 and 2018.

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

Steel is a major component in the Company's equipment. Steel prices stabilized in the third quarter of 2017 after increasing during the first half of 2017.  The Company expects seasonal declines during the fourth quarter of 2017 and moderate increases during the first half of 2018.  The Company continues to utilize forward-looking contracts (with no minimum or specified quantity guarantees) coupled with advanced steel purchases to minimize the impact of any price increases. The Company will review the trends in steel prices during the fourth quarter of 2017 into early 2018 and establish future contract pricing accordingly.

In addition to the factors stated above, many of the Company's markets are highly competitive, and its products compete worldwide with a number of other manufacturers and dealers that produce and sell similar products. From 2010 through mid-2012, a weak U.S. dollar, combined with improving economic conditions in certain foreign economies, had a positive impact on the Company's international sales. From mid-2012 through September 30, 2017, the strong U.S. dollar has negatively impacted pricing in certain foreign markets the Company serves. While the exchange rates with many of the countries in which the Company operates have improved somewhat during the first nine months of 2017, the Company expects the U.S. dollar to remain strong as compared to historical rates in the near term relative to most foreign currencies. Increasing domestic interest rates or weakening economic conditions abroad could cause the U.S. dollar to continue to strengthen, which could negatively impact the Company's international sales.

In the United States and internationally, the Company's equipment is marketed directly to customers as well as through dealers. During 2016, approximately 75% to 80% of equipment sold by the Company was sold directly to the end user. The Company expects this ratio to be between 65% and 70% for 2017.

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

The Company also implemented revised long-term incentive plans during 2016 whereby corporate officers, subsidiary presidents and other corporate or subsidiary management employees will be awarded Restricted Stock Units ("RSUs") if certain goals are met based upon the Company's Total Shareholder's Return ("TSR") as compared to a peer group and the Company's pretax profit margin. The grant date value of corporate officers' and subsidiary presidents' awards when calculated at targeted performance are between 20% and 100% of their base salary, depending upon their responsibilities, and the plans allow for awards of up to 200% of the target. Additional RSUs may be granted to other key subsidiary management employees based upon individual subsidiary profits.

Results of Operations

Net Sales
Net sales for the third quarter of 2017 were $252,054 compared to $247,752 for the third quarter of 2016, an increase of $4,302 or 1.7%. Sales are generated primarily from new equipment and parts sales to domestic and international customers.  Sales increased in the Aggregate and Mining Group and the Energy Group but decreased in the Infrastructure Group.  During the third quarter of 2017, the Company identified significant design issues at its customers' Georgia and Arkansas wood pellet plants.  As the Company is financing the Georgia plant, no revenues have been recorded to date related to this order; however, the Company has been recording revenue on the Arkansas plant order under the percent of completion method.  Due to the identification of the design issues in the third quarter of 2017, the Company increased its estimate of the remaining costs to complete the Arkansas pellet plant order which resulted in negative $13,405 pellet plant revenue for the third quarter of 2017.  Pellet plant revenue for the third quarter of 2016 was $19,139.  Domestic sales and backlogs not related to pellet plants continue to be positively impacted by effects of the long-term federal highway bill enacted in December 2015 and other state and local funding mechanisms.  International sales are showing improvement due to increased order activity resulting from pent up demand, improved global market conditions, the stabilization of the U.S. dollar in certain foreign markets and a slight recovery in the mining and oil and gas sectors coupled with the Company's strategy of keeping its sales and service structure in place during the recent downturn.  Sales reported by the Company's foreign subsidiaries in U.S. dollars for the third quarter of 2017 would have been $1,106 lower had 2017 foreign exchange rates been the same as third quarter 2016 rates.

Net sales for the nine months ending September 30, 2017 were $872,364 compared to $820,868 for the same period in 2016, an increase of $51,496 or 6.3%. Sales are generated primarily from new equipment and parts sales to domestic and international customers.  Sales increased in the Aggregate and Mining Group and the Energy Group but decreased in the Infrastructure Group.  Pellet plant sales were $2,370 and $64,589 for the nine months ended September 30, 2017 and 2016, respectively.  Domestic sales not related to pellet plants continue to be positively impacted by effects of the long-term federal highway bill enacted in December 2015 and other state and local funding mechanisms.  International sales improved due to increased order activity resulting from pent up demand, improved global market conditions, the stabilization of the U.S. dollar in certain foreign markets and a slight recovery in the mining and oil and gas sectors coupled with the Company's strategy of keeping its sales and service structure in place during the recent downturn.  Sales reported by the Company's foreign subsidiaries in U.S. dollars for the nine months ending September 30, 2017 would have been $1,412 lower had 2017 foreign exchange rates been the same as rates for the nine months ending September 30, 2016.

Domestic sales for the third quarter of 2017 were $196,478 or 78.0% of consolidated net sales compared to $199,851 or 80.7% of consolidated net sales for the third quarter of 2016, a decrease of $3,373 or 1.7%. Domestic sales for the third quarter of 2017 as compared to the third quarter of 2016 decreased by $14,077 in the Infrastructure Group (primarily due to the $32,544 decline in pellet plant sales between periods discussed above) and $175 in the Energy Group but increased $10,879 in the Aggregate and Mining Group.

Domestic sales for the nine months ending September 30, 2017 were $686,883 or 78.7% of consolidated net sales compared to $676,310 or 82.4% of consolidated net sales for the same period in 2016, an increase of $10,573 or 1.6%. Domestic sales for the first nine months of 2017 as compared to the same period in 2016 increased $26,631 in the Energy Group (including increased sales of $14,640 attributable to Power Flame, which was acquired on August 1, 2016) and $16,859 in the Aggregate and Mining Group but decreased $32,917 due to the $62,219 decline in pellet plant sales in the Infrastructure Group.

International sales for the third quarter of 2017 were $55,576 or 22.0% of consolidated net sales compared to $47,901 or 19.3% of consolidated net sales for the third quarter of 2016, an increase of $7,675 or 16.0%. International sales for the third quarter of 2017 as compared to the third quarter of 2016 increased $3,526 in the Infrastructure Group, $2,776 in the Aggregate and Mining Group and $1,373 in the Energy Group.  The increases in international sales occurred primarily in Canada, Brazil, the Middle East and Asia and were partially offset by decreases in sales in Mexico, Central America, Europe and the West Indies.  The majority of the increase in sales was due to increased sales in the Company's mobile asphalt equipment coupled with significant growth in aggregate and mining equipment and industrial heater sales.  These increased sales were achieved in spite of the continuing strength of the U.S. dollar as compared to the currencies in many of the countries in which the Company operates, low oil and gas pricing and the continuing sluggishness in the mining sector.  The increased sales volumes may indicate a softening of the impact of these issues on the Company's sales; however, the issues continue to be a significant headwind to the Company regaining historical levels of international sales.  The Company is continuing its strategy of keeping its sales and service structure in place during the downturn in international business.

International sales for the nine months ending September 30, 2017 were $185,481 or 21.3% of consolidated net sales compared to $144,558 or 17.6% of consolidated net sales for the nine months ending September 30, 2016, an increase of $40,923 or 28.3%. International sales for the first nine months of 2017 as compared to the same period in 2016 increased $25,125 in the Infrastructure Group, $12,953 in the Aggregate and Mining Group and $2,845 in the Energy Group.  The increases in international sales occurred primarily in Canada, Russia, Australia, Brazil and Asia, offset by decreases in sales in South America, Japan/Korea and Central America.  The majority of the increase in sales was due to increased sales in the Company's mobile asphalt equipment and asphalt plant related products coupled with significant growth in aggregate and mining equipment sales. These increased sales were achieved in spite of the continuing strength of the U.S. dollar as compared to the currencies in many of the countries in which the Company operates, low oil and gas pricing and the continuing sluggishness in the mining sector.  The increased sales volumes may indicate a softening of the impact of these issues on the Company's sales; however, the issues continue to be a significant headwind to the Company regaining historical levels of international sales.  The Company is continuing its strategy of keeping its sales and service structure in place during the downturn in international business.

Parts sales for the third quarter of 2017 were $64,299 compared to $63,082 for the third quarter of 2016, an increase of $1,217 or 1.9%.  Parts sales as a percentage of net sales remained flat at 25.5% between periods.  Parts sales increased $1,906 in the Aggregate and Mining but decreased $559 in the Energy Group and $130 in the Infrastructure Group.

Parts sales for the nine months ending September 30, 2017 were $214,083 compared to $200,974 for the same period of 2016, an increase of $13,109 or 6.5%.  Parts sales as a percentage of net sales remained flat at 24.5% between periods.  Parts sales increased $4,729 in the Infrastructure Group, $5,333 in the Aggregate and Mining Group and $3,047 in the Energy Group.

Gross Profit
Consolidated gross profit decreased $16,305 or 29.4% to $39,084 for the third quarter of 2017 compared to $55,389 for the third quarter of 2016.  Gross profit as a percentage of sales decreased 690 basis points to 15.5% for the third quarter of 2017 compared to 22.4% for the third quarter of 2016.  During the third quarter of 2017, the Company identified significant design issues at its customers' Georgia and Arkansas wood pellet plants.  Due to the identification of the design issues in the third quarter of 2017, the Company increased its estimate of the remaining costs to complete both plants which resulted in negative $22,738 gross margin on the two orders for the third quarter of 2017.  Gross margin recorded in the third quarter of 2016 on pellet plant sales was $7,152. Non-pellet plant related gross margins improved in each segment due to increased sales, changes in product mix and improved overhead absorption driven by increased manufacturing hours being absorbed.

Consolidated gross profit decreased $20,418 or 10.2% to $180,379 for the nine months ending September 30, 2017 compared to $200,797 for the nine months ending September 30, 2016.  Gross profit as a percentage of sales decreased 380 basis points to 20.7% for nine months ended September 30, 2017 compared to 24.5% for the nine months ended September 30, 2016.  Due to the issues discussed above and cost overruns on the construction portion of the Arkansas order during the second quarter of 2017, gross margin on pellet plant orders for the first nine months of 2017 were negative $27,098 as compared to gross margin of $22,826 for the first nine months of 2016. The Company expects the gross margins to be recognized in the future on the two pellet plant orders will not be material. Non-pellet plant related gross margins improved in each segment due to increased sales, changes in product mix and improved overhead absorption driven by increased manufacturing hours being absorbed.

Selling, General, Administrative and Engineering Expenses
Selling, general, administrative and engineering expenses increased $1,544 to $45,494 or 18.0% of net sales for the third quarter of 2017, compared to $43,950 or 17.7% of net sales for the third quarter of 2016 primarily due to increased engineering expenses of $1,322 (primarily research and development and outside services) and increased sales promotion expense of $1,715, partially offset by a reduction in profit sharing expenses of $1,597.

Selling, general, administrative and engineering expenses increased $10,120 to $142,836 or 16.4% of net sales for the nine months ending September 30, 2017, compared to $132,716 or 16.2% of net sales for same period in 2016.  The overall increase was primarily due to increases in ConExpo exhibit costs ($4,578), costs incurred by Power Flame which was acquired on August 1, 2016 ($3,578), sales promotion expense ($2,719) and research and development costs ($1,792), offset by reductions in SERP expense ($1,965) and profit sharing expenses ($917).

Interest Expense
Interest expense for the third quarter of 2017 decreased $76 to $188 from $264 for the third quarter of 2016, primarily due to a reduction in bank debt at Astec Brazil.

Interest expense for the nine months ended September 30, 2017 decreased $419 to $638 from $1,057 for the first nine months of 2016, due primarily to reduced interest on tax return audits and a reduction in bank debt at Astec Brazil.

Other Income, Net of Expenses
Other income, net of expenses was $1,113 for the third quarter of 2017 compared to $505 for the third quarter of 2016, an increase of $608. The increase was primarily due to interest income received on pellet plant related sales.

Other income, net of expenses was $1,886 for the nine months ended September 30, 2017 compared to $1,324 for the nine months ended September 30, 2016, an increase of $562. The increase was primarily due to interest income received on pellet plant related sales.

Income Tax Expense
The Company's combined effective income tax rate was 50.7% for the third quarter of 2017 compared to 41.5% for the third quarter of 2016.  The unusually high tax rate for the third quarter of 2017 is due to the high percentage (as compared to the pretax loss for the third quarter of 2017) impact of the Company's federal domestic production activities deductions, research and development tax credits and a favorable U.S. federal return to book adjustment on the Company's 2016 return.

The Company's combined effective income tax rate was 31.1% for the nine months ended September 30, 2017 compared to 37.6% nine months ended September 30, 2016.  The tax rate decline between periods is due to impacts of federal domestic production activities deductions, favorable state tax apportionment legislation, increased research and development tax credits and a favorable U.S. federal return to book adjustment on the Company's 2016 return.

Net Income
The Company had a net loss attributable to controlling interest of $2,667 for the third quarter of 2017 compared to net income attributable to controlling interest of $6,838 for the third quarter of 2016, a decrease in earnings of $9,505 or 139.0%. Net income (loss) attributable to controlling interest per diluted share was a loss of $0.12 for the third quarter of 2017 compared to income of $0.30 for the third quarter of 2016, a decrease of $0.42.  Diluted shares outstanding for the quarters ended September 30, 2017 and 2016 were 23,029 and 23,145, respectively.

The Company had net income attributable to controlling interest of $26,873 for the nine months ending September 30, 2017 compared to $42,773 for nine months ending September 30, 2016, a decrease of $15,900 or 37.2%. Net income attributable to controlling interest per diluted share was $1.16 for the nine months ending September 30, 2017 compared to $1.85 for the same period in 2016, a decrease of $0.69.  Diluted shares outstanding for the nine months ended September 30, 2017 and 2016 were 23,180 and 23,138, respectively.

Dividends
In February 2013, the Company's Board of Directors approved a dividend policy pursuant to which the Company began paying a quarterly $0.10 per share dividend on its common stock beginning in the second quarter of 2013.  The actual amount of future quarterly dividends, if any, will be based upon the Company's financial position, results of operations, cash flows, capital requirements and restrictions under the Company's existing credit agreement, among other factors.  The Board retained the power to modify, suspend or cancel the Company's dividend policy in any manner and at any time it deems necessary or appropriate in the future.  The Company paid quarterly dividends of $0.10 per common share to shareholders in each quarter of 2016 and the first three quarters of 2017.

Backlog
The backlog of orders as of September 30, 2017 was $385,454 compared to $389,260 as of September 30, 2016, a decrease of $3,806 or 1.0%. Domestic backlogs decreased $16,103 or 4.9% while international backlogs increased $12,297 or 19.3%.  The September 30, 2017 backlog was comprised of 80.3% domestic orders and 19.7% international orders, as compared to 83.6% domestic orders and 16.4% international orders as of September 30, 2016.  Included in the September 30, 2017 and 2016 backlogs is approximately $60,000 for a three line pellet plant from one customer under a Company financed arrangement whereby the Company will record the related revenues when payment is received, which is expected in December 2018.  A majority of the September 30, 2016 backlog pertaining to a pellet plant order from a second customer was fulfilled in the last quarter of 2016 and the nine months of 2017, resulting in a remaining backlog of $15,373 related to this order at September 30, 2017.  Excluding pellet plant orders, the Company's September 30, 2017 backlog increased $61,083, or 24.8%, compared to September 30, 2016.  No additional pellet plant orders have been received. The Company is unable to determine whether the changes in backlogs were experienced by the industry as a whole; however, the Company believes the changes in backlogs reflect the current economic conditions the industry is experiencing.

Segment Net Sales-Quarter:
	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Infrastructure Group	$98,676	$109,227	$(10,551)	(9.7)%
Aggregate and Mining Group	99,474	85,819	13,655	15.9%
Energy Group	53,904	52,706	1,198	2.3%

Infrastructure Group: Sales in this group were $98,676 for the third quarter of 2017 compared to $109,227 for the same period in 2016, a decrease of $10,551 or 9.7%.  Domestic sales for the Infrastructure Group decreased $14,077 or 14.4% for the third quarter of 2017 compared to the same period in 2016. During the third quarter of 2017, the Company identified significant design issues at its customers' Georgia and Arkansas wood pellet plants.  As the Company is financing the Georgia plant, no revenues have been recorded to date related to this order; however, the Company has been recording revenue on the Arkansas plant order under the percent of completion method.  Due to the identification of the design issues in the third quarter of 2017, the Company increased its estimate of the remaining costs to complete the Arkansas pellet plant order pellet plants which resulted in negative $13,405 pellet plant revenue for the third quarter of 2017.  Pellet plant revenue for the third quarter of 2016 was $19,139.  The group's domestic non-pellet plant related sales increased by $18,467 due primarily to increased domestic asphalt plant sales offset by a reduction in mobile equipment sales as compared to the very strong third quarter 2016 level.  Infrastructure Group domestic sales and backlogs continue to be favorably impacted by the increased federal funding under the FAST Act.  International sales for the Infrastructure Group increased $3,526 or 30.5% for the third quarter of 2017 compared to the same period in 2016 due primarily to an increases in mobile asphalt equipment sales coupled with increased sales by the Company-owned dealership in Australia.  The Company's international sales have benefited from improved highway building activities in certain foreign countries, the release of pent up demand and improved global market conditions.  The increase in international sales was also impacted by the Company's decision to market its mobile equipment products through equipment dealers in select territories in which historical direct sales efforts yielded less than desired volumes.  Sales increases in Canada, Australia and the Middle East were partially offset by decreases in sales in the West Indies, Central America and Russia.  Parts sales for the Infrastructure Group decreased 0.5% for the third quarter of 2017 compared to the same period in 2016.

Aggregate and Mining Group: Sales in this group were $99,474 for the third quarter of 2017 compared to $85,819 for the same period in 2016, an increase of $13,655 or 15.9%.  Domestic sales for the Aggregate and Mining Group increased by $10,879 or 19.1% for the third quarter of 2017 compared to the same period in 2016 due primarily to increased sales of the Company's larger aggregate equipment due to the release of pent-up demand coupled with increased sales into the Company's traditional rock quarry markets.  International sales for the Aggregate and Mining Group increased $2,776 or 9.7% in the third quarter of 2017 compared to the same period in 2016 due to an easing of pent up demand coupled with the Company's continued sales efforts in the international markets as well as an improved sales by the Company's Brazilian subsidiary.  International sales increases in Canada, Brazil and Post-Soviet States were partially offset by decreases in sales into Mexico and Europe.  Parts sales for this group increased 7.5% for the third quarter of 2017 compared to the same period in 2016 due primarily to international sales by the Company's subsidiary in South Africa.

Energy Group: Sales in this group were $53,904 for the third quarter of 2017 compared to $52,706 for the same period in 2016, an increase of $1,198 or 2.3%.  Domestic sales for the Energy Group decreased $175 or 0.4% for the third quarter of 2017 compared to the same period in 2016.  Domestic sales were favorably impacted by improved sales of industrial heaters/boilers and the impact of the Power Flame acquisition on August 1, 2016; however, sales of concrete plants fell below prior year levels with third quarter 2016 sales being higher than normal due to the sale of two large concrete plants.  International sales for the Energy Group increased $1,373 or 18.2% due primarily to increased sales of industrial boilers and sales by Power Flame which was acquired on August 1, 2016, offset by a decline in sales of wood chipping and grinding equipment.  Sales increases occurred in the Middle East, China, Canada and Brazil.  Parts sales for this group decreased 5.2% for the third quarter of 2017 compared to the same period in 2016 due primarily to growth in parts sales for industrial boiler and heater products as well as wood chipper and grinders.

Segment Net Sales-Nine Months:
	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Infrastructure Group	$407,025	$414,817	$(7,792)	(1.9)%
Aggregate and Mining Group	307,205	277,393	29,812	10.7%
Energy Group	158,134	128,658	29,476	22.9%

Infrastructure Group: Sales in this group were $407,025 for the nine months ending September 30, 2017 compared to $414,817 for the same period in 2016, a decrease of $7,792 or 1.9%.  Domestic sales for the Infrastructure Group decreased $32,917 or 8.8% for the first nine months of 2017 compared to the same period in 2016 due to a decline in pellet plant sales offset by growth in sales for mobile asphalt equipment.  Pellet plant sales were $2,370 and $64,589 for the nine months ended September 30, 2017 and 2016, respectively.  Excluding pellet plant sales, the domestic sales of this group increased by $29,302 due to increased sales of both asphalt plants and mobile asphalt equipment.  International sales for the Infrastructure Group increased $25,125 or 63.2% for the first nine months of 2017 compared to the same period in 2016 due to growth in sales of both asphalt plants and mobile asphalt equipment as well as improved sales by the Company owned dealership in Australia.  The increased international sales occurred in Canada, Russia, Australia, Mexico and the Middle East and were partially offset by decreases in sales in South America and China. Parts sales for the Infrastructure Group increased 4.9% for the nine months ending September 30, 2017 compared to the same period in 2016 due primarily to improved sales of parts for asphalt plants and mobile asphalt equipment.

Aggregate and Mining Group: Sales in this group were $307,205 for the nine months ending September 30, 2017 compared to $277,393 for the same period in 2016, an increase of $29,812 or 10.7%.  Domestic sales for the Aggregate and Mining Group increased by $16,859 or 8.6% for the nine months ending September 30, 2017 compared to the same period in 2016 due primarily to improved sales to the Company's traditional rock quarry markets, increased sales of the Company's larger aggregate equipment due to the release of pent-up demand and increased sales by the Company's Northern Ireland based subsidiary into the U.S. domestic market.  International sales for the Aggregate and Mining Group increased $12,953 or 15.7% for the nine months ending September 30, 2017 compared to the same period in 2016 due to an easing of pent up demand, the Company's continued sales efforts in the international markets, and improved sales by the Company's Brazilian subsidiary, which had historically low sales in 2016.  International sales increases in Canada, Brazil, Post-Soviet States, China and Australia were partially offset by decreased sales in Mexico, Japan/Korea and Central America.  Parts sales for this group increased 7.2% for the nine months ending September 30, 2017 compared to the same period in 2016.

Energy Group: Sales in this group were $158,134 for the nine months ending September 30, 2017 compared to $128,658 for the same period in 2016, an increase of $29,476 or 22.9%.  Domestic sales for the Energy Group increased $26,631 or 25.1% for the nine months ending September 30, 2017 compared to the same period in 2016 due primarily to $14,640 of increased sales by Power Flame, which was acquired on August 1, 2016, as well as increases in oil and gas equipment and wood chipping and grinding equipment; however, concrete plant sales lagged behind 2016 levels due to two large concrete plants being sold in the third quarter of 2016.  International sales for the Energy Group increased $2,845 or 12.7% due primarily to sales by Power Flame which was acquired on August 1, 2016.  International sales increases occurred in China, the Middle East, Africa and Brazil and were partially offset by decreases in South American and Australia.  Parts sales for this group increased 10.1% for the nine months ending September 30, 2017 compared to the same period in 2016 due to the acquisition of Power Flame and increased parts sales at each subsidiary in this group.

Segment Profit (Loss)-Quarter:
	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Infrastructure Group	$(12,529)	$9,858	$(22,387)	(227.1)%
Aggregate and Mining Group	9,565	7,651	1,914	25.0%
Energy Group	4,460	805	3,655	454.0%
Corporate	(2,975)	(11,610)	8,635	74.4%

Infrastructure Group: Segment loss for this group was $12,529 for the third quarter of 2017 compared to a profit of $9,858 for the same period in 2016, a decrease in earnings of $22,387 or 227.1%.  During the third quarter of 2017, the Company identified significant design issues at its customers' Georgia and Arkansas wood pellet plants.  As the Company is financing the Georgia plant, no revenues have been recorded to date related to this order; however, the Company has been recording revenue on the Arkansas plant order under the percent of completion method.  Due to the identification of the design issues in the third quarter of 2017, the Company increased its estimate of the remaining costs to complete the orders for both pellet plants which resulted in negative $22,738 pellet plant gross profit for the third quarter of 2017.  Excluding the impact of pellet plant sales and margins in 2017, segment gross margins decreased from 22.8% for the third quarter of 2016 to 21.9% for the third quarter of 2017.  Segment profits were also impacted by a $1,563 increase in engineering expenses (primarily research and development and outside services).

Aggregate and Mining Group: Segment profit for the Aggregate and Mining group was $9,565 for the third quarter of 2017 compared to $7,651 for the same period in 2016, an increase of $1,914 or 25.0%.  The increase in profits between periods is due to an increase in gross profit of $2,903 due to increased sales as gross margins remained relatively constant at 24.0% and 24.4% for the third quarters of 2017 and 2016, respectively.  The improved gross profits were partially offset by increased sales promotion expense of $1,504 which were offset by a $463 decrease in exhibit costs between periods.

Energy Group: The Energy group had a profit of $4,460 for the third quarter of 2017 compared to $805 for the third quarter of 2016 an increase of $3,655 or 454.0%.  Gross profits for the segment increased by $3,949 for the third quarter of 2017 as compared to the third quarter of 2016 impacted by a $1,198 increase in sales between periods and a 690 basis point increase in gross margins.  Gross profits were favorably impacted by improved market conditions for drilling rigs and the acquisition of Power Flame on August 1, 2016.  The improved gross profits were partially offset by increased selling, general, administrative and engineering expenses of $446 at Power Flame.

Corporate: The Corporate Group had a loss of $2,975 for the third quarter of 2017 compared to a loss of $11,610 for the third quarter of 2016, a favorable change of $8,635 or 74.4%, due primarily to reductions in U.S. federal income taxes of $6,493 and profit sharing, restricted stock unit and SERP expenses of $1,973.

Segment Profit (Loss)-Nine Months:
	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Infrastructure Group	$15,545	$51,394	$(35,849)	(69.8)%
Aggregate and Mining Group	29,360	28,135	1,225	4.4%
Energy Group	10,355	3,237	7,118	219.9%
Corporate	(27,666)	(40,745)	13,079	32.1%

Infrastructure Group: Segment profit for this group was $15,545 for the nine months ending September 30, 2017 compared to $51,394 for the same period in 2016, a decrease of $35,849 or 69.8%, of which $34,955 is due to reduced gross margins.  During the third quarter of 2017, the Company identified significant design issues at its customers' Georgia and Arkansas wood pellet plants.  As the Company is financing the Georgia plant, no revenues have been recorded to date on this order; however, the Company has been recording revenue on the Arkansas plant order under the percent of completion method.  Due to the identification of the design issues in the third quarter of 2017, the Company increased its estimate of the remaining costs to complete the orders for both pellet plants which resulted in negative $22,738 pellet plant gross profit in the third quarter of 2017.  Margins on pellet plants were also negatively impacted by installation cost overruns during the second quarter of 2017 resulting in total gross profits on pellet plant sales of negative $27,098 for the nine months ended September 30, 2017.  Excluding the impact of pellet plant sales and margins in 2017, segment gross margins decreased from 24.4% for the first nine months of 2016 to 23.1% for the first nine months of 2017 due primarily to product mix changes between years.  Segment profit was also negatively impacted by $2,086 of costs incurred related to ConExpo in 2017.

Aggregate and Mining Group: Segment profit for this group was $29,360 for the nine months ending September 30, 2017 compared to $28,135 for the same period in 2016, an increase of $1,225 or 4.4%.  Nine month gross profits for this segment increased by $2,428 as compared to the prior year due to an increase in sales of $29,812 and a 170 basis point decline in gross margins.  The increased gross profits were partially offset by increased selling, general, administrative and engineering expenses, including $1,935 of ConExpo related costs.

Energy Group: The Energy group had a profit of $10,355 for the nine months ending September 30, 2017 compared to $3,237 for the same period in 2016, an increase of $7,118 or 219.9%.  Profit for the segment was positively impacted by an increase in gross profit of $12,104 due to a $29,476 increase in sales and a 380 basis point increase in gross margins between periods.  The improved gross profits were partially offset by increased selling, general, administrative and engineering expenses between periods, primarily due to $3,577 of increased costs incurred by Power Flame, which was acquired on August 1, 2016.

Corporate: The Corporate Group had a loss of $27,666 for the nine months ending 2017 compared to a loss of $40,745 for the same period in 2016, a favorable change of $13,079 or 32.1% primarily due to reductions in U.S. federal income taxes of $11,527, SERP expenses of $1,730 and profit sharing expenses of $918.

Liquidity and Capital Resources
The Company's primary sources of liquidity and capital resources are its cash on hand, borrowing capacity under a $100,000 revolving credit facility and cash flows from operations. The Company had $66,379 of cash available for operating purposes as of September 30, 2017, of which $16,857 was held by the Company's foreign subsidiaries. While the Company has no plans to transfer the cash held by its foreign subsidiaries to the U.S. in the foreseeable future, to the extent foreign earnings are eventually repatriated, such amounts may be subject to income tax liabilities, both in the U.S. and in various applicable foreign jurisdictions. At September 30, 2017 and at all times during the first nine months of 2017, the Company had no borrowings outstanding under its credit facilities with Wells Fargo Bank, N.A. Net of letters of credit totaling $8,594, the Company had borrowing availability of $91,406 under the credit facility as of September 30, 2017.  The amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income and minimum tangible net worth.  The Company was in compliance with the financial covenants of the Wells Fargo agreement at September 30, 2017.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd ("Osborn"), has a credit facility of $7,007 with a South African bank to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of September 30, 2017, Osborn had no outstanding borrowings but had $1,044 in performance, advance payment and retention guarantees outstanding under the facility. The facility has been guaranteed by Astec Industries, Inc., but is otherwise unsecured. A 0.75% unused facility fee is charged if less than 50% of the facility is utilized. As of September 30, 2017, Osborn had available credit under the facility of $5,963. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 10.0% as of September 30, 2017.

The Company's Brazilian subsidiary, Astec Brazil, has outstanding working capital loans totaling $4,100 as of September 30, 2017 from Brazilian banks with interest rates ranging from 10.4% to 11.0%.  The loans' maturity dates range from November 2018 to April 2024 and the debts are secured by Astec Brazil's manufacturing facility and also by letters of credit totaling $6,200 issued by Astec Industries, Inc.  Additionally, Astec Brazil has various 5-year equipment financing loans outstanding with Brazilian banks in the aggregate of $805 as of September 30, 2017 that have interest rates ranging from 3.5% to 16.3%.  These equipment loans have maturity dates ranging from September 2018 to April 2020.  Astec Brazil's loans are included in the accompanying unaudited condensed consolidated balance sheets as current maturities of long-term debt ($2,689) and long-term debt ($2,216) as of September 30, 2017.

Cash Flows from Operating Activities:

	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)
Net income	$26,736	$42,654	$(15,918)
Deferred income tax benefit	(224)	(2,019)	1,795
Depreciation and amortization	19,253	18,118	1,135
Provision for warranties	11,842	13,135	(1,293)
Changes in working capital:
Trade and other receivables	766	(5,224)	5,990
Inventories	(39,332)	(8,120)	(31,212)
Prepaid expenses	4,601	(3,132)	7,733
Accounts payable	2,820	3,234	(414)
Customer deposits	11,040	35,685	(24,645)
Product warranty accruals	(11,072)	(11,011)	(61)
Prepaid and income taxes payable, net	(16,246)	5,655	(21,901)
Other, net	565	7,798	(7,233)
Net cash provided by operating activities	$10,749	$96,773	$(86,024)

Net cash from operating activities decreased by $86,024 for the first nine months of 2017 as compared to the first nine months of 2016 due primarily to an increase in the growth of inventories of $31,212 related to increased sales and backlogs, a reduction in the growth of customer deposits of $24,645 (due primarily to a large pellet plant related deposit received in 2016), a $21,901 increase in cash used for income taxes and a $15,918 reduction in net income.

Cash Flows Used by Investing Activities:

	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)
Expenditures for property and equipment	$(13,920)	$(17,483)	$3,563
Business acquisition, net of cash acquired	--	(39,613)	39,613
Other	(243)	403	(646)
Net cash used by investing activities	$(14,163)	$(56,693)	$42,530

Net cash used by investing activities decreased by $42,530 for the first nine months of 2017 as compared to the same period in 2016 due primarily to decreased spending on business acquisitions in the first nine months of 2017 as compared to the first nine months of 2016 due to the acquisition of Power Flame, Inc on August 1, 2016.

Total capital expenditures for 2017 are forecasted to be approximately $22,000.  The Company expects to finance these expenditures using currently available cash balances, internally generated funds and available credit under the Company's credit facilities.  Capital expenditures are generally for machinery, equipment and facilities used by the Company in the production of its various products.  The Company believes that its current working capital, cash flows generated from future operations and available capacity under its credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements through November, 2018.

Cash Flows used by Financing Activities:

	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)
Payment of dividends	$(6,920)	$(6,912)	$(8)
Net change in borrowings from banks	(6,583)	(3,875)	(2,708)
Other, net	(406)	(1,847)	1,441
Net cash used by financing activities	$(13,909)	$(12,634)	$(1,275)

Cash used by financing activities increased by $1,275 for the first nine months of 2017 compared to the same period in 2016 due primarily to the Company's Osborn subsidiary paying off its outstanding line of credit in 2017.

Financial Condition
The Company's current assets increased to $609,898 as of September 30, 2017 from $576,833 as of December 31, 2016, an increase of $33,065 or 5.7% due primarily to an increases in inventories of $38,942 and prepaid assets and other current assets of $10,464 (primarily prepaid income taxes) offset by a decline in cash of $15,992 during the first nine months of 2017.

The Company's current liabilities increased to $177,236 as of September 30, 2017 from $168,861 as of December 31, 2016, an increase of $8,375 or 5.0% due primarily to an increase in customer deposits of $11,041 offset by a reduction in short-term bank debt due to the payoff of a $4,632 line of credit balance by the Company's Osborn subsidiary.

Market Risk and Risk Management Policies
We have no material changes to the disclosure on this matter made in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Off-balance Sheet Arrangements
As of September 30, 2017, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations
During the nine months ended September 30, 2017, there were no substantial changes in the Company's commitments or contractual liabilities.

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

Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6.  Exhibits

Exhibit No.	Description
10.1	Amendment to "Appendix A" of the Astec Industries, Inc. Supplemental Executive Retirement Plan, effective October 26, 2017.
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

Items 2, 3, 4 and 5 are not applicable and have been omitted.

Exhibit Index

Exhibit No.	Description
10.1	Amendment to "Appendix A" of the Astec Industries, Inc. Supplemental Executive Retirement Plan, effective October 26, 2017.
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

ASTEC INDUSTRIES, INC. (Registrant)

Date: November 6, 2017	/s/ Benjamin G. Brock
Benjamin G. Brock Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2017	/s/ David C. Silvious
David C. Silvious Chief Financial Officer, Vice President, and Treasurer (Principal Financial and Accounting Officer)