Form 10-K
period 2017-12-31
ASTEC INDUSTRIES INC
filed 2018-03-01
CIK 792987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

As of June 30, 2017, the aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant was approximately $1,258,832,000 based upon the closing sales price as reported on the NASDAQ National Market System.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of February 20, 2018, Common Stock, par value $0.20 – 23,072,241 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the Parts of this Annual Report on Form 10-K indicated:

Document	Form 10-K
Proxy Statement relating to Annual Meeting of Shareholders to be held on April 26, 2018	Part III

ASTEC INDUSTRIES, INC.
2017 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Annual Report on Form 10-K that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding:

•	execution of the Company's growth and operation strategy;
•	plans for technological innovation;
•	compliance with covenants in our credit facility;
•	liquidity and capital expenditures;
•	sufficiency of working capital, cash flows and available capacity under the Company's creditfacilities;
•	compliance with government regulations;
•	compliance with manufacturing and delivery timetables;
•	forecasting of results;
•	general economic trends and political uncertainty;
•	government funding and growth of highway construction and commercial projects;
•	taxes or usage fees;
•	interest rates;
•	integration of acquisitions;
•	industry trends;
•	pricing, demand and availability of steel, oil and liquid asphalt;
•	development of domestic oil and natural gas production;
•	condition of the economy;
•	strength of the dollar relative to foreign currencies;
•	the success of new product lines;
•	presence in the international marketplace;
•	suitability of our current facilities;
•	future payment of dividends;
•	competition in our business segments;
•	product liability and other claims;
•	protection of proprietary technology;
•	demand for products;
•	future filling of backlogs;
•	employees;
•	the seasonality of our business;
•	tax assets and reserves for uncertain tax positions;
•	critical accounting policies and the impact of accounting changes;
•	our backlog;
•	ability to satisfy contingencies;
•	contributions to retirement plans and plan expenses;
•	reserve levels for self-insured insurance plans and product warranties;
•	construction of new manufacturing facilities;
•	supply of raw materials;
•	inventory;
•	plans to reduce indebtedness at the Company's subsidiaries; and
•	the Company's effective tax rate and other impacts of the Tax Cuts and Jobs Act of 2017.

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

General

Astec Industries, Inc. (the "Company") is a Tennessee corporation which was incorporated in 1972.  The Company designs, engineers, manufactures and markets equipment and components used primarily in road building and related construction activities as well as other products discussed below.  The Company's products are used in each phase of road building, from quarrying and crushing the aggregate to application of the road surface. The Company also manufactures certain equipment and components unrelated to road construction, including equipment for the mining, quarrying, construction and demolition industries and port and rail yard operators; gas and oil drilling rigs; water well and geothermal drilling rigs; industrial heat transfer equipment; commercial whole-tree pulpwood chippers; horizontal grinders; blower trucks; concrete plants; wood pellet plants; commercial and industrial burners; and combustion control systems.  The Company's subsidiaries hold 88 United States and 103 foreign patents and have an additional 65 United States and 76 foreign patent applications pending. The Company has been responsible for many technological and engineering innovations in the industries in which it operates.  The Company's products are marketed both domestically and internationally.  In addition to equipment sales, the Company manufactures and sells replacement parts for equipment in each of its product lines and replacement parts for some competitors' equipment.  The distribution and sale of replacement parts is an integral part of the Company's business.

The Company's 17 manufacturing subsidiaries are:
(i)	Astec, Inc. (including its Dillman division), which designs, engineers, manufactures and markets asphalt plants, wood pellet plants and related components of each;
(ii)
Roadtec, Inc., which designs, engineers, manufactures and markets highway class asphalt pavers, material transfer vehicles, milling machines, soil stabilizing-reclaiming machinery and other equipment used in road building and resurfacing;

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

(xi)
Telestack Limited, located in Northern Ireland, which designs, manufactures and installs a complete line of material handling systems to serve the port handling, bulk material handling and aggregate markets;

(xii)	Heatec, Inc., which designs, engineers, manufactures and markets thermal fluid heaters, process heaters, waste heat recovery equipment, liquid storage systems and polymer and rubber blending systems;
(xiii)	CEI Enterprises, Inc., which designs, engineers, manufactures and markets thermal fluid heaters, storage tanks, concrete plants and rubberized asphalt and polymer blending systems;
(xiv)
GEFCO, Inc., which designs, engineers, manufactures and markets portable drilling rigs and related equipment for the water well, environmental, geothermal, geotechnical, groundwater monitoring, construction, mining and shallow oil and gas exploration and production industries. GEFCO also designs and manufactures trailer-mounted, high-pressure, high-volume double fluid pumpers for use in the oil and gas energy services industry;

(xv)	Peterson Pacific Corp., which designs, engineers, manufactures and markets whole-tree pulpwood chippers, horizontal grinders and blower trucks;
(xvi)	Power Flame Incorporated, acquired on August 1, 2016, which designs, engineers, manufactures and markets commercial and industrial burners and combustion control systems; and
(xvii)
RexCon, Inc., formed to acquire substantially all the assets and liabilities of RexCon LLC on October 1, 2017, which designs, engineers, manufactures and markets high-quality stationary and portable, central mix and ready mix concrete batch plants, concrete mixers and concrete paving equipment.

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

Products

Astec designs, engineers, manufactures and markets a complete line of asphalt and wood pellet plants and related components primarily for the asphalt production and paving and wood pellet industries.  Certain component equipment supplied by Astec for asphalt and wood pellet plants is manufactured by other Company subsidiaries such as heating and storage equipment (manufactured by the Company's Energy Group) and material handling equipment (manufactured by the Company's Aggregate and Mining Group).  A typical asphalt mixing plant consists of heating and storage equipment for liquid asphalt; cold feed bins for blending aggregates; a counter-flow continuous type unit (Astec Double Barrel) for drying, heating and mixing; a baghouse composed of air filters and other pollution control devices; hot storage bins or silos for temporary storage of hot-mix asphalt; and a control house. Astec introduced the concept of high plant portability for asphalt plants in 1979. Its current generation of portable asphalt plants is marketed as the Six Pack and consists of six or more portable components designed to be easily relocated from one construction site to another, thereby reducing relocation expenses. High plant portability represents an industry innovation developed and successfully marketed by Astec.

Astec developed the patented warm system, which allows the asphalt mix to be prepared and placed at lower temperatures than conventional systems and operates with a substantial reduction in emissions during paving and load-out. Previous technologies for warm mix production rely on expensive additives, procedures and/or special asphalt cement delivery systems that significantly increase the cost per ton of mix. The Company's Astec multi-nozzle device eliminates the need for the expensive additives by mixing a small amount of water and asphalt cement together to create microscopic bubbles that reduce the viscosity of the asphalt mix coating on the rock, thereby allowing the mix to be handled and worked at lower temperatures.

Astec is focused on producing equipment with the most advanced mix recycling technology in the industry.  More tons of asphalt are available for recycling than is currently being utilized due to restrictions in the amount of recycle allowed by various governmental agencies.  Astec's recycle technology is continuously being enhanced and is providing the science to alleviate the concerns driving such restrictions and thereby improve recycling percentages in the asphalt industry.  Astec's latest system improvement in this area, the RAP Pre-Dryer System, is expected to be introduced to customers in 2018.

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

Roadtec's Shuttle Buggy is a mobile, self-propelled material transfer vehicle which allows continuous paving by separating truck unloading from the paving process while remixing the asphalt.  A typical asphalt paver must stop paving to permit truck unloading of asphalt mix.  By permitting continuous paving, the Shuttle Buggy allows the asphalt paver to produce a smoother road surface while reducing the time required to pave the road surface and reducing the number of haul trucks required.  As a result of the pavement smoothness achieved with this machine, certain states now require the use of the Shuttle Buggy.  Studies using infrared technology have revealed problems caused by differential cooling of the hot-mix during hauling.  The Shuttle Buggy remixes the material to a uniform temperature and gradation, thus eliminating these problems.  Roadtec introduced its newest version of its highly successful Shuttle Buggy to the market at ConExpo 2017, which includes the new Guardian System that is designed to anticipate maintenance needs resulting in more uptime reliability while also providing production and performance data as well as real time location information to the owner.  Roadtec's Spray Paver model, which is recommended for use with the Shuttle Buggy, is also designed to carry and spray tack coat directly in front of the hot mix asphalt in a single process, thus eliminating the need for a separate tack truck.

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

Marketing

The Company markets its hot-mix asphalt products domestically under the Astec and Astec Dillman trademarks and internationally under the Astec trademarks.  Asphalt plants and related equipment are sold directly to asphalt producers or domestic and foreign government agencies through Astec's domestic and international sales departments and through a Company-owned dealership (Astec Australia), although independent agents are also used to market asphalt plants and their components in certain international markets.  The Company markets wood pellet plants to individual independent producers who supply wood pellets to the utility and home-use industries.

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

This segment's products are marketed by 78 direct sales staff, 47 domestic independent distributors and 113 international independent distributors, including Astec's subsidiaries in Australia and Germany.

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

Competition

This industry segment faces strong competition in price, service and product performance and competes with both large publicly-held companies and various smaller manufacturers. Domestic hot-mix asphalt plant competitors include Gencor Industries, Inc., ADM and Almix.  In the international market, the hot-mix asphalt plant competitors include Ammann, Fayat/Marini, Benninghoven/Deere and local manufacturers.  Paving equipment and screed competitors include Weiler, Caterpillar Paving Products, Volvo Construction Equipment, Vogele America, Dynapac, Bomag Fayat Group and Lee Boy.  The segment's milling machine equipment competitors include Wirtgen, CMI, Caterpillar, Bomag, Dynapac and Volvo.  The Company believes that it is the only company offering a single source for a complete pellet plant, as known competitors only sell individual plant components thereby requiring the customer to purchase the remaining plant components from other sources.

Employees

At December 31, 2017, the Infrastructure Group segment employed 1,712 individuals, of which 1,236 were engaged in manufacturing, 187 in engineering and 289 in selling, general and administrative functions. None of the employees of the Infrastructure Group are covered by collective bargaining agreements.

Backlog

The backlog for the Infrastructure Group at December 31, 2017 and 2016 was approximately $239,495 and $232,224, respectively. Approximately $60,000 of the 2017 and 2016 backlogs relate to the Company's first three-line pellet plant order from a single customer.  Substantially all of this order was manufactured and delivered to the customer prior to December 31, 2015, with continuing enhancements being developed and installed during 2016 and 2017.  As the Company is financing this sale, revenue recognition on the plant sale will not occur until customer payments are received, which is expected to begin in late 2018.  Management expects all the current backlog to be filled in 2018.

Aggregate and Mining Group

The Company's Aggregate and Mining Group is comprised of eight business units which are focused on designing and manufacturing heavy processing equipment, as well as servicing and supplying parts for the aggregate, metallic mining, recycling, ports and bulk handling markets.  These business units are Telsmith, Inc. ("Telsmith"), Kolberg-Pioneer, Inc. ("KPI"), Astec Mobile Screens, Inc. ("AMS"), Johnson Crushers International, Inc. ("JCI"), Breaker Technology Ltd/Breaker Technology, Inc. ("BTI"), Osborn Engineered Products, SA (Pty) Ltd ("Osborn"), Astec do Brasil Fabricacao de Equipamentos Ltda. ("Astec Brazil") and Telestack Limited ("Telestack").

Products

Telsmith designs, engineers, manufactures and supports equipment servicing the construction, aggregate, metallic mining and recycling markets. Telsmith's core products are crushers, vibrating equipment, modular relocatable stationary plants, mobile portable plants and larger track-mounted systems.  Telsmith also provides consulting and engineering services to provide complete "turnkey" processing systems. These systems often include electrical control centers and plan automation products engineered and produced by Telsmith.

Telsmith maintains an ISO 9001:2015 certification, an internationally recognized standard of quality assurance. In addition, Telsmith has achieved CE designation (a standard for quality assurance and safety) on its crushing and vibration equipment products marketed into European Union countries.

Telsmith is a world leader in the development of hydraulic relief jaw crushers having patented its first model in 2002. Hydraulic relief jaw crushers are a significant improvement in safety, adjustment and clearing of material in jaw crushers. Today's Hydra-Jaw® line includes four models: H2238, H2550, H3244 and H3450.

During 2017, Telsmith launched the design of the T500 Cone Crusher expanding the T-Series which also includes the T300, T400, and T900.  Telsmith's design engineers incorporated the unique patented technologies of hybrid thrust bearing, hydraulic anti-spin, thread scraper and the concave retaining system in these products.   Designed for durability, the T-series cone crusher also has many service friendly features like top service and easy eccentric removal.  The units TRAC10 PLC monitoring system is designed for improved productivity and troubleshooting capabilities.

Telsmith's Vibro-King TL vibrating screen line features sizes from 4x10 single deck to 8x24 quadruple deck screens. The "TL" screen vibrator, with its many service minded features, was introduced to the marketplace in 2006 and has been well received by customers. The "Neverwear" sealing system is guaranteed to keep lubricants in and to never wear out. The "TL" includes wide 233 series bearings for added capacity, simple counterweight adjustments, and Telsmith's unique J-beam tray design.

KPI, JCI and AMS design, engineer, manufacture and support a complete line of stationary and portable aggregate processing equipment for the aggregate metallic and nonmetallic, bulk handling, sand and gravel, mining, quarrying, concrete and asphalt recycling and industrial markets. This equipment is marketed through an extensive network of KPI/JCI/AMS dealers.

KPI/JCI/AMS products include a complete line of primary, secondary, tertiary and quaternary crushers, including jaw, horizontal shaft impactor, vertical shaft impactor and roll rock crushers as well as industry related washing and conveying equipment, mobile screening plants, portable and stationary screen structures and vibrating and high frequency screens. These rock crushers are used by mining, quarrying and sand and gravel producers to crush oversized aggregate to salable size, in addition to their use for recycled concrete and asphalt. This equipment can be purchased as individual components, as portable plants for flexibility or as completely engineered systems for both portable, stationary and RAP applications. They also offer the highly-portable Fast Pack System, featuring quick setup and teardown, thereby maximizing production time and minimizing downtime. KPI/JCI/AMS also offers portable fully self-contained and self-propelled Fast Trax track-mounted jaw, cone, VSI and horizontal shaft crushers, which are ideal for either recycle or hard rock applications, allowing the producer to move the equipment to the material.  The KPI/JCI/AMS expanded GT line of track-mounted crushing and screening plants focuses more specifically on the need for rental and global markets.

KPI/JCI/AMS portable plants combine various combinations of crushing, screening and conveying equipment mounted on tow away chassis and track chassis configurations.  Due to high transportation costs of construction materials, many producers use portable equipment to process materials they need in close proximity to their job sites.  Portable plants allow aggregate producers the ability to quickly and efficiently move equipment from one location to another as their jobs necessitate.   The portable track plants are fully self-contained and allow operators to be producing materials within minutes of unloading equipment off of their transport trucks.  The introduction of track-mounted crushing and screening plants has enabled contractors to perform jobs that in the past were not economically feasible and also allows our dealers to compete in the large track-mounted rental market.

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

BTl currently maintains ISO 9001:2008 (quality assurance) and ISO 14001:2004 (environmental assurance) certifications, internationally recognized standards of quality and environmental assurance and expects to transition to ISO 9001:2015 and ISO 14001:2015 certifications during 2018. In addition, BTI has achieved certification for OHSAS 18001 Occupational Health & Safety standards. BTl offers an extensive aftermarket sales and service program through a highly qualified and trained dealer network.

During 2017, BTI completed the prototype testing of collision avoidance as the first step in boom automation.

Osborn, which is located in South Africa, maintains an ISO 9001:2008 (quality assurance) certification for quality assurance and designs, engineers, manufactures and markets a range of minerals processing equipment. This equipment is used in the aggregate, mining, metallurgical and recycling industries. Osborn has been a licensee of Telsmith's technology for over 60 years and recently became a licensee of KPI's vertical and horizontal shaft impact crushers.  Osborn also offers the following equipment: mineral sizers; single and double-toggle jaw crushers; cone crushers; rotary breakers; roll crushers; rolling ring crushers; mills; out-of-balance or exciter-driven screens and feeders; modular "containerized" crusher and screening systems; and a full range of idlers.  Osborn also markets equipment produced by other Astec companies in the sub-Saharan African market.

Osborn has recently added a number of new products to its product offerings, including a 300 HP gyratory crusher for secondary applications, horizontal shaft impactors, an extension to the range of out-of-balance exciter gearboxes and a low profile apron feeder, in addition to numerous modernization and updates to its existing product lines.

Assembly operations began in Astec Brazil's newly constructed 132,400 square foot facility in the fourth quarter of 2014, and complete production operations began in the first quarter of 2015.  Manufacturing operations, sales, distribution and product support are all located within the new facility, which currently has 38 employees. The Company is expected to utilize 120 employees at the facility when it reaches full capacity.  Products manufactured by Astec Brazil include crushing equipment, vibrating equipment, stationary plants, mobile portable systems and asphalt plants. Astec Brazil represents the brands of KPI/JCI/AMS, BTI and Telsmith in the aggregate and mining markets and Astec, Inc. in the asphalt market. Astec Brazil also markets products in the Brazilian market that are produced by the other Astec Aggregate and Mining companies and Astec asphalt plants.

Astec Brazil shipped its first asphalt plant in early 2016; however, sales in the South American market have continued to be hampered by the economic downturn in South America and more specifically in Brazil.  The Company plans to position itself to significantly increase the production and sales volumes by Astec Brazil and also plans to manufacture other product lines at the facility once the business environment improves in the region.  The Company currently has a 92% ownership interest in Astec Brazil.

Telestack designs, engineers, manufactures and markets mobile bulk material handling solutions that are designed to handle all free-flowing bulk materials, including but not limited to ores, coal, aggregates, fertilizers, grains, woodchips and pellets. Telestack's comprehensive suite of product offerings is sold on a global basis and operates within a significant number of working environments such as mines, quarries, ports, rail yards, power stations and steel mills.

Telestack maintains ISO 9001:2015 (quality assurance), ISO 14001:2015 (environmental assurance) and ISO 18001:2007 (health and safety assurance) accreditations.  Telestack is also an approved supplier of equipment that conforms to Western Australian Mining Standards (AS 4324:1).

Marketing

Aggregate processing and mining equipment is marketed by approximately 107 direct sales employees, 138 domestic independent distributors and 178 international independent distributors.  The principal purchasers of aggregate processing equipment include highway and heavy equipment contractors, sand and gravel producers, recycle and crushing contractors, mine operators, quarry operators, port and inland terminal authorities, power stations and foreign and domestic governmental agencies.

Raw Materials

Raw materials used in the manufacture of products in the Aggregate and Mining Group include carbon steel and various types of alloy steel, which are normally purchased from distributors.  Raw materials for manufacturing are normally readily available; however, certain highly customized components may require longer than normal lead times.  BTI purchases hydraulic breakers under a purchasing arrangement with a South Korean supplier.  The Company believes the South Korean supplier has sufficient capacity to meet the Company's anticipated demand; however, alternative suppliers exist for these components should any supply disruptions occur.

Competition

The Aggregate and Mining Group faces strong competition in price, service and product performance.  Aggregate and Mining equipment competitors include Metso Minerals, Sandvik Mining and Construction, Terex MP and Powerscreen, Atlas Copco Mining, Thor, Masaba, Edge Innovate, McCloskey, Superior Industries, Wirtgen (Klemmann), Deister,  McLanahan, CDE Global, Weir Minerals (Trio) and other smaller manufacturers, both domestic and international.

Employees

At December 31, 2017, the Aggregate and Mining Group segment employed 1,644 individuals, of which 1,186 were engaged in manufacturing, 156 in engineering and engineering support functions and 302 in selling, general and administrative functions.

Telsmith has a labor agreement covering approximately 150 manufacturing employees which has been indefinitely extended past its September 17, 2017 expiration date while negotiations continue.  Approximately 124 of Osborn's manufacturing employees fall within the scope of a collective labor union agreement that expires on June 30, 2020. None of the other employees of the Aggregate and Mining Group are covered by collective bargaining agreements.

Backlog

At December 31, 2017 and 2016, the backlog for the Aggregate and Mining Group was approximately $116,987 and $88,951, respectively.  Approximately $16,533 of the increase in backlogs between years relates to orders from domestic U.S. customers.  Management expects the current backlog to be filled in 2018.

Energy Group

The Company's Energy Group is currently comprised of six business units focused on supplying heavy equipment such as heaters, drilling rigs, concrete plants, wood chippers and grinders, pump trailers, storage equipment and related parts to the oil and gas, construction, and water well industries, as well as commercial and industrial burners used primarily in commercial, industrial and process heating applications.  The business units currently included in the Energy Group are Heatec, Inc. ("Heatec"), CEI Enterprises, Inc. ("CEI"), GEFCO, Inc. ("GEFCO"), Peterson Pacific Corp. ("Peterson"), Power Flame Incorporated ("Power Flame") and RexCon, Inc. ("RexCon").  Power Flame, located in Parsons, Kansas, was acquired in August 2016. RexCon, located in Burlington, WI, was formed to acquire substantially all of the assets and liabilities of RexCon, LLC on October 1, 2017.

Products

Heatec designs, engineers, manufactures and markets a variety of thermal fluid heaters, process heaters, waste heat recovery equipment, liquid storage systems and polymer and rubber blending systems under the HEATEC trademark.  For the construction industry, Heatec designs and manufactures a complete line of asphalt heating and storage equipment to serve the hot-mix asphalt industry, including complete asphalt terminal facilities, polymer plants and emulsion facilities.  In addition, Heatec builds a wide variety of heaters to fit a broad range of applications, including heating equipment for marine vessels, roofing material plants, refineries, oil sands, energy related processing, chemical processing and water heaters for many industrial applications.  Heatec has the technical staff to custom design heating systems and has systems operating as large as 75 million BTU's per hour.

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

GEFCO designs and manufactures portable drilling rigs and related equipment for the water well, environmental, geothermal, geotechnical, groundwater monitoring, construction, mining and shallow oil and gas exploration and production industries. Portable drilling rigs are offered in a variety of designs with optional equipment, including truck, trailer or track mounted units, diesel engine on deck or power take-off powered units, hydraulic pump drives, transmission, hydraulic pumps and motors, hydraulic cylinders, gear boxes, plumbing and all related controls. GEFCO also designs and manufactures trailer-mounted, high-pressure, high-volume double fluid pumpers for use in the oil and gas energy services energy.

Peterson designs, engineers, manufactures and distributes large whole-tree pulpwood chippers, biomass chippers, horizontal grinders and blower trucks primarily for the construction, landscaping, recycling, and biomass energy markets.

Power Flame, a market leader in its segment, designs, engineers, manufactures and markets commercial and industrial burners and combustion control systems.  Power Flame produces a broad range of natural gas, fuel oil, or combination-fueled models with outputs ranging from 400 thousand BTU's to 120 million BTU's per hour.  Power Flame's burners are used primarily in commercial, industrial and process heating applications.

RexCon was formed to acquire substantially all of the assets and liabilities of RexCon LLC on October 1, 2017. RexCon is a leader in the design and production of high-quality stationary and portable, central mix and ready mix concrete batch plants, concrete mixers and concrete paving equipment for contractors and ready mix concrete producers.

Marketing

The Energy Group markets its products domestically through a combination of employee sales agents, manufacturer representatives and distributors, while international sales efforts are typically conducted with the assistance of independent sales agents.  The group's products are marketed by approximately 69 direct sales employees, 81 domestic independent distributors and 39 international independent distributors. Customers typically include oil and gas field operators, industrial product manufacturers, independent contractors, ready mix concrete producers, heating equipment distributors and government agencies.  The market for the Company's heat transfer equipment is diverse because of the multiple applications for such equipment.

Raw Materials

Raw materials used in the manufacture of products in the Energy Group include carbon steel and various types of alloy steel, which are normally purchased from distributors and other sources.  Raw materials for manufacturing are normally readily available.  Most steel is delivered on a "just-in-time" arrangement from suppliers to reduce inventory requirements at the manufacturing facilities, but steel is occasionally inventoried after purchase.  Components used in the manufacturing process include engines, hydraulic pumps and motors, gearboxes, track clutches, burners, power transmissions and electronic systems.

Competition

The Energy Group faces strong competition in price, service and product performance and competes both with large companies that have resources significantly greater than those of the Company and with various smaller manufacturers.  Major competitors include Gencor, Almix, Fulton, Sigma Thermal, Erie Strayer, Con-E-Co, Meeker, Versa Drill, Schramm, Atlas Copco, National Oil Well, Forum Energy Tech, Oil Country, NOV/Rolligon, Stewart & Stevenson, Dragon, Morbark, CBI (Terex), Precision Doppstadt, Bandit, Jenz, Komptech, Finn Corp, Webster Engineering and Stephen's Manufacturing.

Employees

At December 31, 2017, the Energy Group segment employed 1,035 individuals, of which 701 were engaged in manufacturing, 120 in engineering and 214 in selling, general and administrative functions.  Approximately 72 of GEFCO's manufacturing employees fall within the scope of a collective bargaining agreement that expires on June 20, 2018. Power Flame is a  party to a collective bargaining agreement that applied to approximately 104 of its manufacturing employees that expires on December 7, 2019.  None of the other employees of the Energy Group are covered by collective bargaining agreements.
Backlog

The backlog for the Energy Group at December 31, 2017 and 2016 was approximately $54,987 and $40,656, respectively.  The 2016 backlog has been adjusted to include the backlog of RexCon, which was acquired in October 2017.  Management expects all of the current backlog to be filled in 2018.

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

Employees

At December 31, 2017, the Corporate category employed 46 individuals, all of which were engaged in executive management, corporate finance and administrative functions.

Common to All Operating Segments

The following information applies to all operating segments of the Company.

Raw Materials

Steel is a major component in the Company's equipment. Steel followed typical seasonal patterns during 2017, peaking in April and reaching lows in November. Prices began to rise in early 2018 and are expected to continue to rise with seasonal demand and an improving economy in the first and second quarters of 2018. The Company expects normal seasonal price movement during 2018 with steel prices higher on average than in 2017. The Company continues to utilize forward-looking contracts (with no minimum or specified quantity guarantees) coupled with advanced steel purchases to minimize the impact of any price increases.  The Company will review the trends in steel prices entering into the second half of 2018 and establish future contract pricing accordingly.

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

Compliance with these government regulations has no material effect on the Company's capital expenditures, earnings or competitive position within the market.

Employees

At December 31, 2017, the Company and its subsidiaries employed 4,437 individuals, of which 3,123 were engaged in manufacturing, 463 in engineering, including support staff, and 851 in selling, administrative and management functions.

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

Manufacturing

The Company manufactures many of the component parts and related equipment for its products, while several large components of its products are purchased "ready-for-use".  Such items include engines, axles, tires and hydraulics.  In many cases, the Company designs, engineers and manufactures custom component parts and equipment to meet the particular needs of individual customers.  Manufacturing operations during 2017 took place at 21 separate locations.  The Company's manufacturing operations consist primarily of fabricating steel components and the assembly and testing of its products to ensure that the Company achieves quality control standards.

Seminars and Technical Bulletins

The Company periodically conducts technical and service seminars, which are primarily for dealer representatives, contractors, owners, employees and other users of equipment manufactured by the Company.  In 2017, approximately 660 representatives of contractors and owners of hot-mix asphalt plants attended seminars held by the Company in Chattanooga, Tennessee.  These seminars, which are led by Company management and employees, along with select outside speakers and discussion leaders, cover a range of subjects, including, but not limited to, technological innovations in the hot-mix asphalt, aggregate processing, paving, milling and recycling markets.

During 2017, 10 service training seminars were held at the Roadtec facility for approximately 520 customer representatives, and 12 remote seminars were conducted at other locations for approximately 200 additional customer personnel.  CEI conducted four service schools during 2017, with approximately 76 customer representatives attending. Heatec conducted two service schools in 2017 with approximately 50 customer representatives attending and also conducted four remote seminars at other locations for approximately 95 additional customer personnel. Telsmith conducted three technical seminars for approximately 85 customer and dealer representatives during 2017.  KPI, JCI and AMS jointly conduct National Dealers Conference, an annual dealer event. The event offers the entire dealer network a preview of future products, marketing and promotional programs to help dealers operate successful businesses. In addition to this event, the companies also provide factory customer and dealer training and on-site local, regional and national sales training programs throughout the year. Peterson conducted four regional service schools during 2017, with approximately 100 customer representatives attending, and two customer focus group meetings for 40 of the company's elite users where attendees shared best-of-the-best operational processes and participated in future product development.

In addition to seminars, the Company publishes a number of technical bulletins and information bulletins detailing various technological and business issues relating to the industries in which it operates.

Patents and Trademarks

The Company seeks to obtain patents to protect the novel features of its products and processes.  The Company's subsidiaries hold 88 United States patents and 103 foreign patents.  The Company's subsidiaries have 65 United States and 76 foreign patent applications pending.

The Company and its subsidiaries have 84 trademarks registered in the United States, including logos for Astec, Astec Dillman, Carlson Paving, CEI, GEFCO, Heatec, JCI, Peterson Pacific, Power Flame, Roadtec, and Telsmith, and the names ASTEC, CARLSON, HEATEC, JCI, KOLBERG, PETERSON, ROADTEC and TELSMITH, as well as a number of other product names.  The Company also has 114 trademarks registered in foreign jurisdictions, including Australia, Argentina, Brazil, Canada, China, France, Great Britain, Germany, India, Italy, Kazakhstan, Mexico, Paraguay, New Zealand, Peru, Russia, South Africa, South Korea, Thailand, Uruguay, Vietnam and the European Union.  The Company and its subsidiaries have six United States and six foreign trademark registration applications pending.

Engineering and Product Development

The Company dedicates substantial resources to engineering and product development. At December 31, 2017, the Company and its subsidiaries had 463 full-time individuals employed in engineering and design capacities.

Seasonality and Backlog

Revenues for recent years, adjusted for acquisitions, have been strongest during the first half of the year, with the second half of the year consistently being weaker. We expect future operations in the near term to be typical of this historical trend.

As of December 31, 2017 and 2016, the Company had a backlog for delivery of products at certain dates in the future of approximately $411,469 and $361,831, respectively.  The Company's contracts reflected in the backlog generally are not, by their terms, subject to termination.  Management believes the Company is in substantial compliance with all manufacturing and delivery timetables.

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

Worldwide economic conditions and the international credit markets significantly deteriorated in recent years and may remain depressed for the foreseeable future. Continued deterioration of economic conditions and credit markets could adversely impact our earnings as sales of our products are sensitive to general declines in U.S. and foreign economies and the ability of our customers to obtain credit.  In addition, we rely on the capital markets and the banking markets to meet our financial commitments and short-term liquidity needs if internal funds are not available from our operations. Further disruptions in the capital and credit markets, or deterioration of our creditors' financial condition, could adversely affect the Company's ability to draw on its revolving credit facility.  The Company's current credit facility expires in April 2022, and deterioration in the credit markets could make it more difficult or expensive for us to replace our current credit facility, enter into a new credit facility or obtain additional financing.

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

We have completed several acquisitions in the past, including the acquisition of RexCon in October 2017 and Power Flame in August 2016.  We may acquire additional businesses in the future.  We may be unable to achieve the benefits expected to be realized from our acquisitions.  In addition, we may incur additional costs and our management's attention may be diverted because of unforeseen expenses, difficulties, complications, delays and other risks inherent in acquiring businesses, including the following:

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

In 2017, international sales represented approximately 21.3% of our total sales as compared to 18.0% in 2016.  We plan to continue our significant sales and production efforts in international markets and recently filled a new company position of Group Managing Director-International to assist with our efforts.  In connection with any increase in international sales efforts, we will need to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist.  Any difficulties in expanding our international sales may divert management's attention from our existing operations.  In addition, international revenues are subject to the following risks:

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

As of December 31, 2017, we were in compliance with the financial covenants contained in our credit agreement with Wells Fargo Bank, N.A.  However, in the future we may be unable to comply with the financial covenants in our credit facility or to obtain waivers with respect to such financial covenants.  If such violations occur, the Company's creditors could elect to pursue their contractual remedies under the credit facility, including requiring immediate repayment in full of all amounts then outstanding.  As of December 31, 2017, the Company had no outstanding borrowings under the Wells Fargo credit agreement but did have $9,757,000 of letters of credit outstanding under the credit agreement.  Additional amounts may be borrowed in the future.  The Company's Osborn, Astec Brazil, Telestack and Astec Australia subsidiaries have entered into their own independent loan agreements.

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

As an innovative leader in the industries in which we operate, we occasionally undertake the engineering, design, manufacturing, construction and installation of equipment systems that are new to the market.  Estimating the costs of such innovative equipment can be difficult and could result in our realization of significantly reduced or negative margins on such projects.  Additionally, if the newly designed equipment were not to function as expected, the Company could be responsible for reimbursing the customer for its financial losses, including, but not limited to, the possible refund of the purchase price.

At various times, we have experienced negative margins on certain large projects, including wood pellet plants recently produced. These large projects have included both existing and innovative equipment designs, on-site construction and promised minimum production levels.  Designing innovative equipment to function as expected is inherently difficult and significant additional design phase, field testing and redesign costs may be incurred. In addition, any number of unforeseen circumstances, can impact actual project costs.  Production delays, design changes and adverse weather conditions, etc. can also result in construction and testing delays which can cause significant cost overruns or the missing of required completion dates.  In certain circumstances, we may incur contractual penalties as a result of such delays or minimum production levels, and be liable to customers for other losses they incur in connection with such delays, including possible refund of the purchase price.  We may not be able to sufficiently predict the extent of such unforeseen cost overruns and may experience significant losses on specialized projects in the future.  Additionally, the Company typically incurs substantial research and development costs each year and has historically received significant research and development tax credits due to these expenditures.  Congress could reduce or eliminate such tax credits in future years, which could have a material adverse effect on our operating results.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The location, approximate square footage, acreage occupied and principal function and use by the Company's reporting segments of the properties owned or leased by the Company are set forth below:

Location	Approximate Square Footage	Approximate Acreage	Principal Function (Use by Segment)
Chattanooga, Tennessee	543,200	65	Offices, manufacturing and training center – Astec (Infrastructure Group)
Chattanooga, Tennessee	--	4	Storage yard – Astec (Infrastructure Group)
Rossville, Georgia	40,500	3	Manufacturing – Astec (Infrastructure Group)
Prairie du Chien, Wisconsin	91,500	39	Manufacturing – Dillman division of Astec (Infrastructure Group)
Chattanooga, Tennessee	135,000	73	Offices, manufacturing and storage – Heatec (Energy Group)
Chattanooga, Tennessee	237,000	15	Offices, manufacturing and training center – Roadtec (Infrastructure Group)
Chattanooga, Tennessee	53,700	7	Manufacturing – Roadtec (Infrastructure Group)
Chattanooga, Tennessee	14,100	--	Leased Hanger and Offices – Astec Industries, Inc. (Corporate)
Chattanooga, Tennessee	10,000	2	Corporate offices – Astec Industries, Inc. (Corporate)
Mequon, Wisconsin	236,000	30	Offices and manufacturing – Telsmith (Aggregate and Mining Group)
Sterling, Illinois	60,000	8	Offices and manufacturing – AMS (Aggregate and Mining Group)
Sterling, Illinois	7,500	--	Warehouse - AMS (Aggregate and Mining Group)
Orlando, Florida	9,000	--	Leased machine repair and service facility – Roadtec (Infrastructure Group)

Location	Approximate Square Footage	Approximate Acreage	Principal Function (Use by Segment)
Chattanooga, Tennessee	155,000	--	Leased warehouse – Roadtec (Infrastructure Group)
Eugene, Oregon	140,000	14	Offices and manufacturing – JCI (Aggregate and Mining Group)
Albuquerque, New Mexico	115,000	14	Offices and manufacturing – CEI (Energy Group)
Yankton, South Dakota	312,000	50	Offices and manufacturing – KPI (Aggregate and Mining Group)
Thornbury, Ontario, Canada	60,500	12	Offices and manufacturing – BTI (Aggregate and Mining Group)
Riverside, California	12,500	--	Leased offices, sales, assembly and warehouse – BTI (Aggregate and Mining Group)
Solon, Ohio	8,900	--	Leased offices, sales, assembly and warehouse – BTI (Aggregate and Mining Group)
Tacoma, Washington	55,850	8	Offices and manufacturing – Carlson (Infrastructure Group)
Tacoma, Washington	4,400	1	R&D/Services Offices-Carlson (Infrastructure Group)
Cape Town, South Africa	4,600	--	Leased sales office and warehouse – Osborn (Aggregate and Mining Group)
Durban, South Africa	835	--	Leased sales office and warehouse – Osborn (Aggregate and Mining Group)
Kathu, South Africa	--	61	Undeveloped land – Osborn (Aggregate and Mining Group)
Burlington, Wisconsin	112,000	26	Offices and manufacturing – RexCon (Energy Group)

Location	Approximate Square Footage	Approximate Acreage	Principal Function (Use by Segment)
Johannesburg, South Africa	229,000	21	Offices and manufacturing – Osborn (Aggregate and Mining Group)
Eugene, Oregon	135,000	15	Offices and manufacturing – Peterson Pacific Corp. (Energy Group)
Enid, Oklahoma	350,000	42	Offices and manufacturing – GEFCO, Inc. (Energy Group)
West Columbia, South Carolina	12,300	--	Leased distribution center – Peterson Pacific Corp. (Energy Group)
Acacia Ridge, Australia	31,000	5	Offices, warehousing, service, light fabrication and storage yard – Astec Australia Pty Ltd (Infrastructure Group)
Canning Vale, Australia	9,000	--	Leased office, warehouse and workshop - Astec Australia Pty Ltd (Infrastructure Group)
Hameln, Germany	35,300	3	Offices and light assembly – Asphalt Mobile Machinery GmbH (Infrastructure Group)
Vespasiano-MG, Brazil	132,400	10	Offices and manufacturing - Astec Brazil (Aggregate and Mining Group)
Omagh, Northern Ireland	97,500	8	Offices and manufacturing-Telestack (Aggregate and Mining Group)
Parsons, Kansas	88,000	7	Offices and manufacturing – Power Flame (Energy Group)

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

Benjamin G. Brock has served as the Company's Chief Executive Officer and President since January 2014.  He previously served as the Vice President and President of the Company's Asphalt Group from August 2012 to December 2013 and as President of Astec, Inc. from 2006 to 2013. From 2003 until 2006, he held the position of Vice President - Sales of Astec, Inc. and Vice President/General Manager of CEI Enterprises, Inc. from 1997 until 2002. Mr. Brock's career with Astec began as a salesman in 1993. Mr. Brock has been a Director of the Company since 2013.  He is 47.

David C. Silvious, a Certified Public Accountant, has served as the Vice President, Chief Financial Officer and Treasurer of the Company since August 2011. He previously served as Corporate Controller of the Company from 2005 to 2011 and as Corporate Financial Analyst from 1999 to 2005. Mr. Silvious also serves as Treasurer of each of the Company's U.S. operating subsidiaries and Vice President of Astec Insurance Company. He is 50.

W. Norman Smith has served as the Vice Chairman of the Company and also Vice Chairman of its Board of Directors since January 2014.  He previously served as the President and Chief Operating Officer of the Company from August 2012 to December 2013, as Group President of the Company's Mobile Asphalt Paving Group from October 2013 until January 2014, as the Group Vice President – Asphalt of the Company from 1998 until August 2012, as the President of Astec, Inc., a subsidiary of the Company, from 1994 until 2006, and as the President of Heatec, Inc., a subsidiary of the Company, from 1977 until 1994.  Mr. Smith is a registered professional engineer. Mr. Smith has been a Director of the Company since 1982.  He is 78.

Richard J. Dorris has served as the Company's Chief Operating Officer and Executive Vice President since January 2014.  He previously served as the Group Vice President and President of the Company's Energy Group from August 2012 to December 2013 and as President of Heatec, Inc. from 2004 to January 2014.  From 1999 to 2004, he held the positions of National Accounts Manager, Project Manager and Director of Projects for Astec, Inc. Prior to joining Astec, Inc., he was President of Esstee Manufacturing Company from 1990 to 1999 and was Sales Engineer from 1984 to 1990. He is 57.

Richard A. Patek has served as Group President-Aggregate and Mining, International since January 2018 after previously serving as the Group President of the Company's Aggregate & Mining Group since October 2013 and its Group's Vice President since 2008. He has also served as President of Telsmith, Inc. from May 2001 until February 2013. He served as President of Kolberg-Pioneer, Inc. from 1997 until 2001. From 1995 to 1997, he served as Director of Materials of Telsmith, Inc. From 1992 to 1995, Mr. Patek was Director of Materials and Manufacturing of the former Milwaukee plant location. From 1978 to 1992, he held various manufacturing management positions at Telsmith. Mr. Patek also served as the 2014 Chairman for the Association of Equipment Manufacturers (AEM) and a corporate board member for the Milwaukee School of Engineering.  Mr. Patek was elected to the E.D. Etnyre & Company board of directors in December 2014. He is 61.

Steven L. Claude has served as the Group President of the Company's Infrastructure Group since August 2015.  From November 2007 to July 2015, he held the position of Vice President, International Sales, Sr. Vice President, Sales and Marketing, and Executive Vice President of Astec, Inc.  He is 67.

Jaco van der Merwe has served as Group President of the Energy Group since August 2016.  From 1998 until 2016, he held various positions at Atlas Copco, including Vice President Marketing for the Deephole Drilling group (2013-2016), President/General Manager for the Mining and Rock Excavation Customer Center (2010-2013), and various other division leadership positions.  Mr. van der Merwe's career with Atlas Copco began as Quality Manager in 1998. Prior to joining Atlas Copco, he held various positions at Denel Aviation. He is 45.

Jeffery J. Elliott has served as the Group President-Aggregate and Mining, U.S.A. since January 2018 after previously serving as Group Vice President of the Company's Aggregate & Mining Group since July 2014 through December 2017.  He served as the President of Johnson Crushers, Inc. from 2001 until July 2014. From 1999 to 2001, he served as Senior Vice President for Cedarapids, Inc. (a Terex company), and from 1996 to 1999, he served as Vice President of the Crushing and Screening Group. From 1978 to 1996, he held various domestic and international sales and marketing positions with Cedarapids, Inc. He is 64.

Stephen C. Anderson has served as Vice President of Administration since August 2011, as Secretary of the Company since January 2007 and as the Director of Investor Relations since January 2003. Mr. Anderson also manages the corporate information technology, vendor finance and aviation departments. He has also been President of Astec Insurance Company since January 2007. He was Vice President of Astec Financial Services, Inc. from 1999 to 2002. Prior to his employment with the Company, Mr. Anderson spent a combined 14 years in commercial banking with AmSouth and SunTrust Banks. He is 54.

Robin A. Leffew has served as Corporate Controller since August 2011 and also serves as Secretary of Astec Insurance Company. She previously served as the Company's Director of Internal Audit from 2005 to 2011 and Controller of Astec, Inc. from 1990 to 2005. From 1987 to 1990, she served as Corporate Financial Analyst for the Company. She is 56.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
of Equity Securities

The Company's Common Stock is traded in the Nasdaq National Market under the symbol "ASTE."  The Company paid a cash dividend of $1.00 per share on its Common Stock in the fourth quarter of 2012 and paid quarterly cash dividends of $0.10 per quarter from the second quarter of 2013 through the fourth quarter of 2017.  Prior to 2012, the Company had not paid any cash dividends.

The high and low sales prices of the Company's Common Stock as reported on the Nasdaq National Market for each quarter during the last two fiscal years are as follows:

	Price Per Share
2017	High	Low
1st Quarter	$73.37	$59.02
2nd Quarter	$66.66	$52.35
3rd Quarter	$58.06	$45.70
4th Quarter	$59.22	$48.44

	Price Per Share
2016	High	Low
1st Quarter	$47.97	$33.08
2nd Quarter	$57.51	$44.21
3rd Quarter	$62.75	$51.73
4th Quarter	$71.88	$52.08

As of February 20, 2018, there were approximately 215 holders of record of the Company's Common Stock.

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

The Company's management, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. The scope of management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2017 excluded the business unit that the Company acquired on October 1, 2017 (RexCon, Inc.). The total consolidated assets with respect to the excluded business unit were $29.3 million as of December 31, 2017, and the total consolidated revenues with respect to the excluded business unit were $2.7 million for the year ended December 31, 2017. Management will complete its assessment of the internal control over financial reporting of these newly-acquired operations during 2018. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective.

Management's Report on Internal Control over Financial Reporting

Management's report appears in Appendix A of this Report.

Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding the Company's directors, director nominating process, audit committee and audit committee financial expert is included under the captions "Certain Information Concerning Nominees and Directors" and "Corporate Governance" in the Company's Proxy Statement to be delivered to the shareholders of the Company in connection with the Annual Meeting of Shareholders to be held on April 26, 2018 (referred to herein as the Company's 2018 Proxy Statement), which is incorporated herein by reference.  Information regarding compliance with Section 16(a) of the Exchange Act is also included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2018 Proxy Statement, which is incorporated herein by reference.  Information with respect to our executive officers is set forth in Part I of this Report under the caption "Executive Officers."

The Company's Board of Directors has approved a Code of Conduct and Ethics that applies to the Company's employees, directors and officers (including the Company's principal executive officer, principal financial officer and principal accounting officer).  The Code of Conduct and Ethics is available on the Company's website at www.astecindustries.com/investors/.

Item 11. Executive Compensation

Information included under the captions "Compensation Discussion and Analysis", "Executive Compensation", "Director Compensation", "Corporate Governance—Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the Company's 2018 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2017 regarding compensation plans under which the Company's equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, Rights and RSU's		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(3)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders (1)	161,021	(2)	N/A	530,585	(4)

Equity Compensation Plans Not Approved by Shareholders (5)	24,225	(6)	N/A	77,243	(7)

Total	185,246			607,828

(1)	Our 2011 Incentive Plan.
(2)	Represents unvested RSUs granted under our 2011 Incentive Plan.
(3)	Restricted Stock Units do not have an exercise price.
(4)	Represents shares available for issuance under our 2011 Incentive Plan.
(5)	Our Amended and Restated Non-Employee Director Stock Incentive Plan.
(6)	Represents Deferred Stock Units granted under our Amended and Restated Non-Employee Director Stock Incentive Plan.
(7)	Represents shares available for issuance under our Amended and Restated Non-Employee Director Stock Incentive Plan.

Equity Compensation Plans Not Approved by Shareholders

Our Amended and Restated Non-Employee Directors Compensation Plan provides that annual retainers payable to our non-employee directors will be paid in the form of cash, unless the director elects to receive the annual retainer in the form of common stock, which may, at the director's option, be received on a deferred basis. If the director elects to receive Common Stock, whether on a current or deferred basis, the number of shares to be received is determined by dividing the dollar value of the annual retainer by the fair market value of the Common Stock on the date the retainer is payable.

In addition, our Amended and Restated Non-Employee Directors Compensation Plan also provides that each non-employee director will receive an annual stock award in the form of restricted stock units (RSUs) that vest on the day preceding the Company's next annual shareholder's meeting. The RSUs have no rights to dividends prior to their conversion to shares of Common Stock.  Individual directors can elect to defer the conversion to Common Stock if they so choose.

Information included under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Company's 2018 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information included under the captions "Corporate Governance—Independent Directors" and "Transactions with Related Persons" in the Company's 2018 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information included under the caption "Audit Matters" in the Company's 2018 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)  The following financial statements and other information appear in Appendix "A" to this Report and are filed as a part hereof:

.	Selected Consolidated Financial Data.
.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
.	Management's Report on Internal Control over Financial Reporting.
.	Reports of Independent Registered Public Accounting Firm.
.	Consolidated Balance Sheets as of December 31, 2017 and 2016.
.	Consolidated Statements of Income for the Years Ended December 31, 2017, 2016 and 2015.
.	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015.
.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015.
.	Consolidated Statements of Equity for the Years Ended December 31, 2017, 2016 and 2015.
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
10.5
Astec Industries, Inc. Supplemental Executive Retirement Plan, as amended and restated through January 1, 2009 (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2008). *

10.6
Amendment One to the Amended and Restated Astec Industries, Inc. Supplemental Executive Retirement Plan, effective October 21, 2010 (incorporated by reference from the Company's Annual Report on Form 10-K for the period ending December 31,2010). *

10.7	Astec Industries, Inc. 2011 Incentive Plan (incorporated by reference from Appendix A of the Company's Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders filed on March 4, 2011). *
10.8
Amended and Restated Credit Agreement, dated as of April 12, 2012, between Astec Industries, Inc. and Certain of its Subsidiaries and Wells Fargo Bank, National Association (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2012).

10.9
Amendment to "Appendix A" of the Astec Industries, Inc. Supplemental Executive Retirement Plan, effective July 23, 2015 (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2015). *

10.10
Amendment to "Appendix A" of the Astec Industries, Inc. Supplemental Executive Retirement Plan, effective April 28, 2016 (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2016). *

10.11
Astec Industries, Inc. Executive Change in Control Severance Plan, effective July 28, 2016 (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2016). *

10.12
Amendment to "Appendix A" of the Astec Industries, Inc. Supplemental Executive Retirement Plan, effective October 27, 2016 (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2016). *

10.13
Astec Industries, Inc. Amended and Restated Non-Employee Directors Compensation Plan, original effective April 23, 1998 with amended and restated provisions effective April 29, 2016 (incorporated by reference from the Company's Annual Report on Form 10-K for the period ending December 31, 2016 filed on March 1, 2017). *

10.14
Amendment to "Appendix A" of the Astec Industries, Inc. Supplemental Executive Retirement Plan, effective April 27, 2017 (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2017). *

10.15
First Amendment to Amended and Restated Credit Agreement, dated as of April 12, 2017, between Astec Industries, Inc. and Certain of its Subsidiaries and Wells Fargo Bank, National Association (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2017)

10.16
Amendment to "Appendix A" of the Astec Industries, Inc. Supplemental Executive Retirement Plan, effective July 27, 2017 (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2017). *

10.17
Amendment to "Appendix A" of the Astec Industries, Inc. Supplemental Executive Retirement Plan, effective October 26, 2017 (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2017). *

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
ANNUAL REPORT ON FORM 10-K

ITEMS 6, 7, 7A, 8, 9A and 15(a)(1), (2) and (3) and 15(b) and 15(c)

INDEX TO FINANCIAL STATEMENTS AND
 FINANCIAL STATEMENT SCHEDULES

ASTEC INDUSTRIES, INC.

FINANCIAL
INFORMATION

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except as noted*)

	2017	2016	2015	2014	2013
Consolidated Statement of Income Data
Net sales	$1,184,739	$1,147,431	$983,157	$975,595	$932,998
Gross profit	243,129	265,269	218,843	215,316	207,119
Gross profit %	20.5%	23.1%	22.3%	22.1%	22.2%
Selling, general and administrative expenses	160,775	153,145	145,180	141,490	133,337
Research and development	26,817	24,969	23,676	22,129	18,101
Income from operations	55,537	87,155	49,987	51,697	55,681
Interest expense	840	1,395	1,611	720	423
Other income	1,218	529	3,055	1,207	1,937
Net income	37,590	54,988	31,966	34,206	39,214
Net income attributable to controlling interest	37,795	55,159	32,797	34,458	39,042
Earnings per common share*:
Net income attributable to controlling interest
Basic	1.64	2.40	1.43	1.51	1.72
Diluted	1.63	2.38	1.42	1.49	1.69

Consolidated Balance Sheet Data
Working capital	$423,823	$407,972	$399,785	$388,862	$385,680
Total assets	889,579	843,601	777,353	802,265	749,291
Short-term debt	--	4,632	--	2,814	--
Current maturities of long-term debt	2,469	2,538	4,528	1,027	34
Long-term debt, less current maturities	1,575	4,116	5,154	7,061	510
Total equity	686,765	648,841	609,858	596,152	577,311
Cash dividends declared per common share*	0.40	0.40	0.40	0.40	0.30
Book value per share at year-end (shareholders' equity / diluted shares outstanding for the year)*	29.58	27.99	26.30	25.62	24.85

SUPPLEMENTARY FINANCIAL DATA
(in thousands, except as noted*)

Quarterly Financial Highlights (Unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2017 Net sales	$318,401	$301,909	$252,054	$312,375
Gross profit	75,771	65,524	39,084	62,750
Net income (loss)	15,080	14,359	(2,703)	10,854
Net income (loss) attributable to controlling interest	15,120	14,420	(2,667)	10,922
Earnings (loss) per common share*
Net income (loss) attributable to controlling interest:
Basic	0.66	0.63	(0.12)	0.47
Diluted	0.65	0.62	(0.12)	0.47

2016 Net sales	$278,721	$294,394	$247,752	$326,564
Gross profit	71,956	73,452	55,389	64,472
Net income	17,678	18,141	6,835	12,334
Net income attributable to controlling interest	17,743	18,192	6,838	12,386
Earnings per common share*
Net income attributable to controlling interest:
Basic	0.77	0.79	0.30	0.54
Diluted	0.77	0.79	0.30	0.53

Common Stock Price*
2017 High	$73.37	$66.66	$58.06	$59.22
2017 Low	59.02	52.35	45.70	48.44

2016 High	$47.97	$57.51	$62.75	$71.88
2016 Low	33.08	44.21	51.73	52.08

The Company's common stock is traded in the Nasdaq National Market under the symbol ASTE. Prices shown are the high and low sales prices as announced by the Nasdaq National Market. The Company paid quarterly dividends of $0.10 per common share to shareholders in each quarter of 2016 and 2017. As determined by the proxy search on the record date for the Company's 2018 annual shareholders' meeting, the number of holders of record is approximately 215.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar and share amounts in thousands, except per share amounts, unless otherwise specified)

The following discussion contains forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding forward-looking statements, see "Forward-looking Statements" on page A-21.
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

The Company, as we refer to it herein, consists of a total of 21 companies that are consolidated in our financial statements, which includes 17 manufacturing companies, two companies that operate as dealers for the manufacturing companies, a captive insurance company and the parent company. RexCon, Inc. was purchased by the Company on October 1, 2017 and is included in the number of companies disclosed above. The companies fall within three reportable operating segments: the Infrastructure Group, the Aggregate and Mining Group and the Energy Group.

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

Aggregate and Mining Group - This segment consists of eight business units that design, manufacture and market heavy equipment and parts in the aggregate, metallic mining, quarrying, recycling, ports and bulk handling industries.

Energy Group - This segment consists of six business units that design, manufacture and market heaters, gas, oil and combination gas/oil burners, combustion control systems, drilling rigs, concrete plants, wood chippers and grinders, pump trailers, commercial and industrial burners, combustion control systems, storage equipment and related parts to the oil and gas, construction, and water well industries. RexCon, Inc. was added to this group effective October 1, 2017 as described below.

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

3.
Energy Group – Heatec, Inc., CEI, Inc., GEFCO, Inc., Peterson Pacific Corp., Power Flame Incorporated (beginning in August 2016) and RexCon, Inc. (beginning in October 2017). RexCon, Inc., a manufacturer of high-quality stationary and portable, central mix and ready mix concrete batch plants, concrete mixers and concrete paving equipment, was added to this group effective October 1, 2017 upon the acquisition of substantially all of the assets and liabilities of RexCon LLC.

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

The Company's financial performance is affected by a number of factors, including the cyclical nature and varying conditions of the markets it serves. Demand in these markets fluctuates in response to overall economic conditions and is particularly sensitive to the amount of public sector spending on infrastructure development, privately funded infrastructure development, changes in the price of crude oil, which affects the cost of fuel and liquid asphalt and changes in the price of steel.

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

The Company believes a multi-year highway program (such as the FAST Act) will have the greatest positive impact on the road construction industry and allow its customers to plan and execute longer-term projects, but given the inherent uncertainty in the political process, the level of governmental funding for federal highway projects will similarly continue to be uncertain. Since elected in late 2016, the current executive branch of the federal government has stressed that one of its priorities is a new infrastructure bill including increased funding for roads, bridges, tunnels, airports, railroads, ports and waterways, pipelines, clean water infrastructure, energy infrastructure and telecommunication needs. The funding for the bill as proposed would rely in part on direct federal spending as well as increased private sector funding in exchange for federal tax credits. Governmental funding that is committed or earmarked for federal highway projects is always subject to repeal or reduction. Although continued funding under the FAST Act or funding of a bill passed by the new administration is expected, it may be at lower levels than originally approved or anticipated. In addition, Congress could pass legislation in future sessions that would allow for the diversion of previously appropriated highway funds for other purposes, or it could restrict funding of infrastructure projects unless states comply with certain federal policies. The level of future federal highway construction is uncertain and any future funding may be at levels lower than those currently approved or that have been approved in the past.

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

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and its impact on customers' purchasing decisions and the price of steel may each affect the Company's financial performance. Economic downturns generally result in decreased purchasing by the Company's customers, which, in turn, causes reductions in sales and increased pricing pressure on the Company's products. Rising interest rates also typically negatively impact customers' attitudes toward purchasing equipment. The Federal Reserve has maintained historically low interest rates in response to the economic downturn which began in 2009; however, the Federal Reserve raised the Federal Funds Rate in 2016 and again in March, June and December 2017, and may implement additional increases in the future.

Significant portions of the Company's revenues from the Infrastructure Group relate to the sale of equipment involved in the production, handling, recycling or installation of asphalt mix. Liquid asphalt is a by-product of oil production. An increase or decrease in the price of oil impacts the cost of asphalt, which is likely to alter demand for asphalt and therefore affect demand for certain Company products. While increasing oil prices may have a negative financial impact on many of the Company's customers, the Company's equipment can use a significant amount of recycled asphalt pavement, thereby partially mitigating the effect of increased oil prices on the final cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt mix. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. Oil prices rose during much of 2016 and continued to fluctuate during 2017 and fluctuations are expected to continue in the future. Minor fluctuations in oil prices should not have a significant impact on customers' buying decisions. Other factors such as political uncertainty in oil producing countries, interruptions in oil production due to disasters, whether natural or man-made, or other economic factors could significantly impact oil prices, which could negatively impact demand for the Company's products. However, the Company believes the continued funding of the FAST Act federal highway bill passed in December 2015 has greater potential to impact the buying decisions of the Company's customers than does the fluctuation of oil prices in 2018.

Contrary to the impact of oil prices on many of the Company's Infrastructure Group products as discussed above, the products manufactured by the Energy Group, which are used in drilling for oil and natural gas, in heaters for refineries and oil sands and in double fluid pump trailers for fracking and oil and gas extraction, would benefit from higher oil and natural gas prices, to the extent that such higher prices lead to increased development in the oil and natural gas production industries. The Company believes further development of domestic oil and natural gas production capabilities is needed and would positively impact the domestic economy and the Company's business.

Steel is a major component in the Company's equipment. Steel followed typical seasonal patterns during 2017, peaking in April and reaching lows in November. Prices began to rise in early 2018 and are expected to continue to rise throughout the first and second quarters of 2018 due to seasonal demand and an improving economy. The Company expects normal seasonal price movement during 2018 with steel prices higher on average than in 2017. The Company continues to utilize forward-looking contracts (with no minimum or specified quantity guarantees) coupled with advanced steel purchases to minimize the impact of any price increases. The Company will review the trends in steel prices entering into the second half of 2018 and establish future contract pricing accordingly.

In addition to the factors stated above, many of the Company's markets are highly competitive, and its products compete worldwide with a number of other manufacturers and dealers that produce and sell similar products. From 2010 through mid-2012, a weak U.S. dollar, combined with improving economic conditions in certain foreign economies, had a positive impact on the Company's international sales. From mid-2012 through 2017, the strong U.S. dollar has negatively impacted pricing in certain foreign markets the Company serves. The Company expects the U.S. dollar to remain strong as compared to historical rates in the near term relative to most foreign currencies. Increasing domestic interest rates or weakening economic conditions abroad could cause the U.S. dollar to continue to strengthen, which could negatively impact the Company's international sales.

In the United States and internationally, the Company's equipment is marketed directly to customers as well as through dealers. During 2017, approximately 65% of the Company's sales were to the end user. The Company expects this ratio to be between 60% and 70% for 2018.

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

During 2016, the Company implemented revised profit sharing plans whereby corporate officers, subsidiary presidents and other employees at each subsidiary have the opportunity to earn profit sharing incentives based upon the Company's and/or the individual groups or subsidiaries' return on capital employed, EBITDA margin and safety. Corporate officers' and subsidiary presidents' awards when calculated at targeted performance, are between 35% and 100% of their base salary, depending upon their responsibilities, and the plans allow for awards of up to 200% of the target. Each subsidiary has the opportunity to earn up to 10% of its after-tax profit as a profit-sharing incentive award to be paid to its employees.

The Company also implemented revised long-term incentive plans during 2016 whereby corporate officers, subsidiary presidents and other corporate or subsidiary management employees will be awarded Restricted Stock Units ("RSUs") if certain goals are met based upon the Company's Total Shareholder's Return ("TSR") as compared to a peer group and the Company's pretax profit margin. The grant date value of corporate officers' and subsidiary presidents' awards, when calculated at targeted performance, are between 20% and 100% of their base salary, depending upon their responsibilities, and the plans allow for awards of up to 200% of the target. Additional RSUs may be granted to other key subsidiary management employees based upon individual subsidiary profits.

Results of Operations: 2017 vs. 2016

Net Sales
Net sales increased $37,308 or 3.3% to $1,184,739 in 2017 from $1,147,431 in 2016. Sales are generated primarily from new equipment purchases made by customers for use in construction of privately funded infrastructure, public sector spending on infrastructure and sales of equipment for the aggregate, mining, wood pellet, quarrying and recycling markets, and for oil and gas and geothermal industries. Excluding a decline in domestic wood pellet plant sales discussed below, total sales increased $164,508 between years.

Domestic sales for 2017 were $932,294 or 78.7% of net sales compared to $941,273 or 82.0% of net sales for 2016, a decrease of $8,979 or 1.0%. The decrease in domestic sales was due to a $127,200 decline in pellet plant related sales due to no new orders being received in 2017, offset by increases in sales of most of the Company's other major product lines due to the continuing positive economic conditions in the domestic markets and the impact of the FAST Act funding.

International sales for 2017 were $252,445 or 21.3% of net sales compared to $206,158 or 18.0% of net sales for 2016, an increase of $46,287 or 22.5%. The Company experienced improved markets for most of its major product lines internationally in 2017 compared to 2016 caused by improved global market conditions, the stabilization of the U.S. dollar in certain foreign markets and a slight recovery in the mining and oil and gas sectors. The Company believes its strategy of keeping its sales and service structure in place during the recent downturn aided international sales in 2017. Sales reported by the Company for 2017 would have been $2,884 lower had 2017 foreign exchange rates been the same as 2016 rates. The increase in international sales occurred primarily in Canada, Russia, Australia, Brazil and Africa, offset by sales decline in South America (excluding Brazil), Japan and Mexico. The Company continues its efforts to grow its international business by increasing its presence in the markets it serves.

Parts sales for 2017 were $283,361 or 23.9% of net sales compared to $263,457 or 23.0% of net sales for 2016, an increase of $19,904 or 7.6%. All of the Company's major product lines experienced increased parts sales in 2017 as compared to 2016.

Gross Profit
Gross profit for 2017 was $243,129 or 20.5% of net sales as compared to $265,269 or 23.1% of net sales in 2016, a decline of $22,140 or 8.3%. Due to cost overruns incurred in 2017 by the Company on the installation phase of its customer's Arkansas wood pellet plant sold in 2016 and the identification of design issues its customers' wood pellet plants in Arkansas and Georgia discovered in the third quarter of 2017, the Company experienced an overall reduction in wood pellet plant margins of $60,107 between years. As the Company has financed the sale of the $60,249 Georgia wood pellet plant, revenue from the sale will be recorded when the customer pays for the equipment, which is expected in late 2018. No significant margins are expected to be recorded on the Georgia pellet plant in 2018.

Selling, General and Administrative Expense
Selling, general and administrative expense for 2017 was $160,775 or 13.6% of net sales compared to $153,145 or 13.3% of net sales for 2016, an increase of $7,630 or 5.0% due to an increase of $8,646 in selling expenses resulting primarily from increased ConExpo Show-related costs of $4,355 and other increased costs related to the $164,508 increase in total sales excluding wood pellet plants.

Research and Development
Research and development expenses increased $1,848 or 7.4% to $26,817 in 2017 from $24,969 in 2016. During 2017, the Company continued its focus on research and development spending for new products as well as improvements to existing product lines and adaptation of those products to other markets.

Interest Expense
Interest expense in 2017 decreased $555 or 39.8%, to $840 from $1,395 in 2016 due to a reduction in debt levels at the Company's subsidiary in Brazil and reduced interest on tax return audit assessments.

Interest Income
Interest income increased $496 or 61.5% to $1,302 in 2017 from $806 in 2016 due primarily to interest received in 2017 from a wood pellet plant customer.

Other Income
Other income increased $689 or 130.2% to $1,218 in 2017 from $529 in 2016 due primarily to a $347 deposit forfeited by a customer on a cancelled order, reduced investment losses of $180 and improved licensing fee income of $105.

Income Tax
Income tax expense for 2017 was $19,627, compared to $32,107 for 2016. The effective tax rates for 2017 and 2016 were 34.3% and 36.9%, respectively. The reduction in tax rates between periods is due primarily to an increase in the percent impact of the Company's Domestic Production Activities Deduction and Research and Development Tax Credit (due to similar dollar impacts on lower taxable earnings) and a $1,056 reduction in income tax expense in the fourth quarter of 2017 due to the application of the provisions of Tax Cuts and Jobs Act of 2017, enacted by the U.S. government on December 22, 2017.

Net Income Attributable To Controlling Interest
The Company had net income attributable to controlling interest of $37,795 in 2017 compared to $55,159 in 2016, a decrease of $17,364, or 31.5%. Earnings per diluted share decreased $0.75 to $1.63 in 2017 from $2.38 in 2016. Weighted average diluted shares outstanding for the years ended December 31, 2017 and 2016 were 23,184 and 23,142, respectively.

Backlog
The backlog of orders at December 31, 2017 was $411,469 compared to $361,831 at December 31, 2016, an increase of $49,638, or 13.7%. Backlogs for both periods include a $60,249 pellet plant order the Company has financed for its customer. Revenue will not be recorded on the order until cash payments are received, which is expected to occur in late 2018. The increase in the backlog of orders was due to an increase in domestic backlog of $36,786 or 12.3% and an increase in international backlog of $12,852 or 20.5%. The Infrastructure Group backlog increased $7,271 or 3.1% from 2016. The Aggregate and Mining Group backlog increased $28,036 or 31.5% from 2016 while the backlog in the Energy Group increased $14,331 or 35.2% over the 2016 levels. The Company is unable to determine whether the changes in backlogs were experienced by the industry as a whole.

Net Sales by Segment

	2017	2016	$ Change	% Change
Infrastructure Group	$553,691	$608,908	$(55,217)	(9.1)%
Aggregate and Mining Group	403,720	359,760	43,960	12.2%
Energy Group	227,328	178,763	48,565	27.2%

Infrastructure Group: Sales in this group decreased $55,217 or 9.1%. Excluding a $127,500 decrease in wood pellet plant sales, the group's sales increased $71,983 in 2017 as compared to 2016. Domestic sales for the Infrastructure Group decreased $80,666 or 14.7% in 2017 compared to 2016. The decrease in domestic sales was due to a $127,200 decline in pellet plant related sales due to no new orders being received in 2017, offset by increases in sales of most other major product lines due to the continuing positive economic conditions in the domestic markets and the impact of the FAST Act funding. International sales for the Infrastructure Group increased $25,449 or 41.3% in 2017 compared to 2016. The increase in international sales was due primarily to the improved sales of mobile asphalt equipment and increased sales by the Company owned distributor in Australia. The increase in international sales for the Infrastructure Group occurred mainly in Canada, Australia and Russia, offset by a decrease in sales in South America and Japan. Parts sales for the Infrastructure Group increased 3.7% in 2017 compared to 2016.

Aggregate and Mining Group: Sales in this group increased $43,960 or 12.2%. Domestic sales for the Aggregate and Mining Group increased $32,206 or 13.1% in 2017 compared to 2016 primarily due to improved sales into the Company's traditional rock quarry markets, increased sales of the Company's larger aggregate equipment due to the release of pent-up demand and increased sales by the Company's Northern Ireland subsidiary in the U.S. domestic market. International sales for the Aggregate and Mining Group increased $11,754 or 10.3% in 2017 compared to 2016. The increase in international sales is due to an easing of pent-up demand, the Company's continued sales efforts in the international markets and improved sales by the Company's Brazilian subsidiary. The increase in international sales for the Aggregate and Mining Group occurred primarily in Canada, Brazil, Australia, Asia and Africa, offset by sales declines in Mexico, Japan and South America. Parts sales for the Aggregate and Mining Group increased 7.9% in 2017 compared to 2016 due to improved sales by the Company's South African subsidiary and sales into the traditional rock quarry markets.

Energy Group: Sales in this group increased $48,565 or 27.2%. Domestic sales for the Energy Group increased $39,482 or 26.6% in 2017 compared to 2016 due to an increase in sales of $14,739 by Power Flame, which was acquired on August 1, 2016, and improved sales of wood chipping and grinding equipment, drilling rigs and oil and gas pumpers. RexCon, Inc., which was acquired on October 1, 2017, also contributed $2,449 of domestic sales in 2017. International sales for the Energy Group increased $9,083 or 30.0% in 2017 compared to 2016. The increase in international sales was due primarily to increased sales by Power Flame of $3,287 and increased sales of oil and gas drilling rigs. The increase in international sales occurred in Canada, Africa, China, Brazil and the Middle East, offset by decreased sales in South America (excluding Brazil). Parts sales for the Energy Group increased 19.6% in 2017 compared to 2016 due to increased sales in all major product lines.

Segment Profit (Loss)

	2017	2016	$ Change	% Change
Infrastructure Group	$26,641	$71,482	$(44,841)	(62.7)%
Aggregate and Mining Group	35,748	34,877	871	2.5%
Energy Group	16,219	4,145	12,074	291.3%
Corporate	(40,963)	(55,992)	15,029	26.8%

Infrastructure Group: Profit for this group decreased $44,841 or 62.7% from 2016. This group's profits were impacted by a decrease in gross profit of $42,821 or 550 basis points. Due to cost overruns incurred by the Company in 2017 on the installation phase of its customer's Arkansas wood pellet plant sold in 2016 and the identification of design issues its customers' wood pellet plants in Arkansas and Georgia discovered in the third quarter of 2017, the Company experienced an overall reduction in wood pellet plant margins of $60,107 between years. As the Company has financed the sale of the Georgia wood pellet plant, revenue from the sale will be recorded when the customer pays for the equipment, which is expected in late 2018. No significant margins are expected to be recorded on the Georgia pellet plant in 2018. Segment profits were also negatively impacted by a $3,448 increase in selling expenses, including $1,986 related to the ConExpo Show and other cost increases related to the $71,983 increase in group sales, excluding wood pellet plants. Research and development costs also increased by $1,475 between periods.

Aggregate and Mining Group: Profit for this group increased $871 or 2.5% from 2016. This group's profits were impacted by an increase in gross profit of $2,440 on increased sales of $43,960, offset by a 220 basis point decrease in gross margin due to intercompany profit eliminations, product mix considerations and reduced margins at the Company's Northern Ireland subsidiary. The group's profits were also negatively impacted by increased ConExpo Show costs of $1,842.

Energy Group: Profit for this group increased $12,074 or 291.3% from 2016. This group's profits were impacted by an increase in gross profit of $17,954 on increased sales of $48,565 and a 330 basis point increase in gross margins. Margins were favorably impacted by significant improvements at the Company's GEFCO subsidiary, due to a 64% increase in sales, and by the addition of Power Flame, which was acquired on August 1, 2016. The group's profits were negatively impacted by a $5,540 increase in selling, general and administrative expenses, of which $3,280 relates to additional costs incurred by Power Flame and RexCon, which were acquired in 2016 and 2017, respectively.
Corporate: Net corporate expenses decreased $15,029 from 2016 due to decreases in profit sharing and SERP expenses of $5,031 and decreased income taxes of $10,617.

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

Domestic sales for 2016 were $941,273 or 82.0% of net sales compared to $722,287 or 73.5% of net sales for 2015, an increase of $218,985 or 30.3%. The overall increase in domestic sales for 2016 compared to 2015 reflects the strengthening economic conditions for the Company's products in the domestic market and a $135,187 increase in wood pellet plant sales between years.

International sales for 2016 were $206,158 or 18.0% of net sales compared to $260,870 or 26.5% of net sales for 2015, a decrease of $54,711 or 21.0%. The Company continued to experience a challenging market for its products internationally in 2016 compared to 2015 caused by competitive pressures due to the strengthening of the U.S. dollar, as we compete with local manufacturers that do not price their products based on the U.S. dollar and the continued sluggishness in the global mining industry. Sales reported by the Company for 2016 would have been $10,148 higher had 2016 foreign exchange rates been the same as 2015 rates. The Company continues its efforts to grow its international business by increasing its presence in the markets it serves.

Parts sales as a percentage of net sales decreased 400 basis points to 23.0% in 2016 from 27.0% in 2015. Parts sales decreased 0.6% to $263,457 in 2016 from $265,092 in 2015.

Gross Profit
Gross profit as a percentage of sales increased to 23.1% in 2016 as compared to 22.3% in 2015. Gross profit increased 21.2% to $265,269 in 2016 from $218,843 in 2015. Gross margins increased in 2016 due to a release of pent-up demand from the lack of a long-term federal highway bill, which led to increased margins in the Infrastructure Group as well as margins recorded for wood pellet plant sales by the Company.

Selling, General and Administrative Expense
Selling, general and administrative expense for 2016 was $153,145 or 13.3% of net sales compared to $145,180 or 14.8% of net sales for 2015, an increase of $7,965 or 5.5%. The increase in selling, general and administrative expense over 2015 was due to an increase in payroll and related expense of $6,263 and an increase of $7,640 in profit sharing and SERP expenses, offset by a reduction in the cost of repairs and maintenance, primarily on Company airplanes of $3,001, a decrease in consultant fees of $789 and a decrease in computer expenses of $874.

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

Other Income
Other income was $529 in 2016 compared to $3,055 in 2015, a decrease of $2,526 or 82.7% due to $1,204 of income from key-man life insurance policies received in 2015 resulting from the death of the Company's Chairman (and former CEO) and the forfeiture of a customer deposit of $1,002 in 2015 on a cancelled order.

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

Net Sales by Segment

	2016	2015	$ Change	% Change
Infrastructure Group	$608,908	$428,737	$180,171	42.0%
Aggregate and Mining Group	359,760	370,813	(11,053)	(3.0)%
Energy Group	178,763	183,607	(4,844)	(2.6)%

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

Segment Profit (Loss)

	2016	2015	$ Change	% Change
Infrastructure Group	$71,482	$33,890	$37,592	110.9%
Aggregate and Mining Group	34,877	30,690	4,187	13.6%
Energy Group	4,145	3,609	536	14.9%
Corporate	(55,992)	(36,623)	(19,369)	(52.9)%

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

Corporate: Net corporate expenses increased $19,369 from 2015 due to increases in profit sharing and SERP expense of $7,640, stock incentive expense of $1,376, and increased income taxes of $9,826.

Liquidity and Capital Resources

The Company's primary sources of liquidity and capital resources are its cash on hand, borrowing capacity under a $100,000 revolving credit facility with a lender and cash flows from operations. The Company had $62,280 (of which $22,064 was held by our foreign subsidiaries) of cash available for operating purposes at December 31, 2017. The Company had outstanding letters of credit of $9,757 and borrowing availability of $90,243 under the credit facility as of December 31, 2017. The Company had no outstanding borrowings at any time during 2017 under this facility. Borrowings under the Company's credit agreement are subject to an interest rate equal to the daily one-month LIBOR rate plus a 0.75% margin, resulting in a rate of 2.32% at December 31, 2017. The credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income, minimum tangible net worth and maximum allowed capital expenditures. The Company was in compliance with these covenants as of December 31, 2017.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd ("Osborn"), has a credit facility of $7,672 with a South African bank to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of December 31, 2017, Osborn had no outstanding borrowings, but had $813 in performance, advance payment and retention guarantees outstanding under the facility. The facility has been guaranteed by Astec Industries, Inc., but is otherwise unsecured. A 0.75% unused facility fee is charged if less than 50% of the facility is utilized. As of December 31, 2017, Osborn had available credit under the facility of $6,859. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 10.0% as of December 31, 2017.

The Company's Brazilian subsidiary, Astec do Brasil Fabricacao de Equipamentos Ltda. ("Astec Brazil"), has outstanding working capital loans totaling $3,402 from Brazilian banks with interest rates ranging from 10.4% to 11.0%. The loans' maturity dates range from November 2018 to April 2024 and are secured by Astec Brazil's manufacturing facility and also by letters of credit totaling $3,200 issued by Astec Industries, Inc. Additionally, Astec Brazil has various 5-year equipment financing loans outstanding with Brazilian banks in the aggregate of $642 as of December 31, 2017 that have interest rates ranging from 3.5% to 16.3%. These equipment loans have maturity dates ranging from September 2018 to April 2020. Astec Brazil reduced its outstanding debt by $2,610 during 2017 and plans to further reduce it by $2,469 during 2018.

Cash Flows from Operating Activities

	2017	2016	Increase / Decrease
Net income	$37,590	$54,988	$(17,398)
Depreciation and amortization	25,802	24,813	989
Provision for warranties	16,725	18,912	(2,187)
Deferred income tax benefits	(291)	(3,521)	3,230
Increase in receivables	(7,749)	(4,895)	(2,854)
(Increase) decrease in inventories	(19,618)	30,839	(50,457)
(Increase) decrease in prepaid expenses	(5,181)	4,846	(10,027)
Increase in accounts payable	630	8,836	(8,206)
Increase (decrease) in customer deposits	9,379	(762)	10,141
Decrease in accrued product warranties	(14,642)	(15,125)	483
Other, net	(764)	15,875	(16,639)
Net cash provided by operating activities	$41,881	$134,806	$(92,925)

Net cash provided by operating activities decreased $92,925 in 2017 compared to 2016. The primary reasons for the decrease in operating cash flows relate to increased inventories due to increased order volumes, reduced net income, increased prepaid expenses and reduced accounts payable offset by cash provided by customer deposits.

Cash Flows from Investing Activities

	2017	2016	Increase / Decrease
Expenditures for property and equipment	$(20,046)	$(27,367)	$7,321
Business acquisition, net of cash acquired	(26,443)	(39,764)	13,321
Other	(411)	904	(1,315)
Net cash used by investing activities	$(46,900)	$(66,227)	$19,327

Net cash used by investing activities decreased by $19,327 in 2017 compared to 2016 due primarily to the reductions in cash used for business acquisitions and expenditures for property and equipment.

Cash Flows from Financing Activities

	2017	2016	Increase / Decrease
Payment of dividends	$(9,226)	$(9,217)	$(9)
Borrowings under bank loans	--	5,973	(5,973)
Repayments of bank loans	(7,242)	(5,903)	(1,339)
Other, net	(324)	(1,873)	1,549
Net cash used by financing activities	$(16,792)	$(11,020)	$(5,772)

Financing activities used cash of $16,792 in 2017 and $11,020 in 2016 for an increase of $5,772. The change is primarily due to reduced borrowings and increased debt repayments by the Company's Brazilian and South African subsidiaries.

Approved capital expenditures for 2018 total $35,398, including facility additions at the Company's Roadtec and Carlson subsidiaries. The remaining approved capital expenditures are for various purchases of machinery and equipment, automobiles and technology related spending to meet the needs across all Company subsidiaries. The Company expects to finance these expenditures using currently available cash balances, internally generated funds and available credit under the Company's credit facility.

Financial Condition

The Company's current assets increased to $602,969 at December 31, 2017 from $576,833 at December 31, 2016, an increase of $26,136. The increase is due to increases in inventories of $30,975 and accounts receivable of $9,279 due to increased order and sales volumes, offset by decreases in cash and cash equivalents of $20,091. Additionally, accounts receivable days outstanding increased from 30.5 in 2016 to 34.3 in 2017.

The Company's current liabilities increased to $179,146 at December 31, 2017 from $168,861 at December 31, 2016, an increase of $10,285. The increase is primarily due to increases in customer deposits of $10,279 and accounts payable of $3,120.

Market Risk and Risk Management Policies

The Company is exposed to changes in interest rates, primarily from its revolving credit agreements. A hypothetical 100 basis point adverse move (increase) in interest rates would not have materially affected interest expense for the years ended December 31, 2017 and 2016, due to minimal borrowings during the periods. The Company does not hedge variable interest.

The Company is subject to foreign exchange risk at its foreign operations. Foreign operations represent 15.9% and 15.8% of total assets at December 31, 2017 and 2016, respectively, and 10.8% and 9.5% of total net sales for the years ended December 31, 2017 and 2016, respectively. Each period, the balance sheets and related results of operations of the Company's foreign subsidiaries are translated from their functional foreign currency into U.S. dollars for reporting purposes. As the U.S. dollar strengthens against those foreign currencies, the foreign denominated net assets and operating results become less valuable in the Company's reporting currency. When the U.S. dollar weakens against those currencies, the foreign denominated net assets and operating results become more valuable in the Company's reporting currency. At each reporting date, the fluctuation in the value of the net assets and operating results due to foreign exchange rate changes is recorded as an adjustment to other comprehensive income (loss) in equity. The Company views its investments in foreign subsidiaries as long-term and does not hedge the net investments in foreign subsidiaries.

From time to time, the Company's foreign subsidiaries enter into transactions not denominated in their functional currency. In these situations, the Company evaluates the need to hedge those transactions against foreign currency rate fluctuations. When the Company determines a need to hedge a transaction, the subsidiary enters into a foreign currency exchange contract. The Company does not apply hedge accounting to these contracts and, therefore, recognizes the fair value of these contracts in the consolidated balance sheets and the change in the fair value of the contracts in current earnings.

Due to the limited exposure to foreign exchange rate risk, a 10% fluctuation in the foreign exchange rates at December 31, 2017 or 2016 would not have a material impact on the Company's consolidated financial statements.

Contractual Obligations

Contractual obligations and the period in which payments are due as of December 31, 2017 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	Years 2 to 3	Years 4 to 5	More Than 5 Years
Operating lease obligations	$6,263	$2,146	$2,971	$913	$233
Inventory purchase obligations	3,951	3,951	--	--	--
Debt obligations	4,044	2,469	980	502	93
Total	$14,258	$8,566	$3,951	$1,415	$326

The above table excludes the Company's liability for unrecognized tax benefits, which totaled $365 at December 31, 2017, since the timing of cash settlements to the respective taxing authorities cannot be reliably predicted.

In 2017 and 2016, the Company made contributions of approximately $415 to its pension plan. The Company has no planned contributions to the pension plan in 2018. The Company's funding policy is to make at least the minimum annual contributions required by applicable regulations.

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

Certain customers have financed purchases of the Company's products through arrangements in which the Company is contingently liable for customer debt aggregating $3,805 at December 31, 2017. These obligations have average remaining terms of 1.8 years. The Company has recorded a liability of $836 related to these guarantees at December 31, 2017.

The Company is contingently liable under letters of credit of approximately $13,314, primarily for performance guarantees to customers, banks or insurance carriers.

The Company has a sales contract with the purchaser of a large wood pellet plant, on which revenues of $7,987 and $135,187 were recorded in 2017 and 2016, respectively. As the plant has not yet met the production output and the operational specifications set forth in the original contract, as amended through December 31, 2017, the Company entered into a contract amendment in February 2018, whereby the Company agreed to compensate the customer for production shortfalls caused by the Company and other potential costs (depending upon the market price of wood pellets), from January 1, 2018 through June 15, 2018. The Company incurred production shortfalls in January and February 2018. The Company expects to meet the contract's operational specifications prior to June 15, 2018.

Off-balance Sheet Arrangements

As of December 31, 2017, the Company does not have off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

The Company's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Application of these principles requires the Company to make estimates and judgments that affect the amounts as reported in the consolidated financial statements. Accounting policies that are critical to aid in understanding and evaluating the results of operations and financial position of the Company include the following:

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

The Company has certain sales accounted for as multiple-element arrangements, whereby revenue attributable to the sale of a product is recognized when the product is shipped, and the revenue attributable to services provided with respect to the product (such as installation services) is recognized when the service is performed. Consideration is allocated to deliverables using the relative selling price method and vendor specific objective evidence, if it exists. Otherwise, the Company uses third-party evidence of selling price or the Company's best estimate of the selling price for the deliverables. The Company evaluates sales with multiple deliverable elements (such as an agreement to deliver equipment and related installation services) to determine whether revenue related to individual elements should be recognized separately, or as a combined unit. In addition to the previously mentioned general revenue recognition criteria, the Company only recognizes revenue on individual delivered elements when there is objective and reliable evidence that the delivered element has a determinable value to the customer on a standalone basis and there is no right of return.

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

The useful lives of identifiable intangible assets are determined after considering the specific facts and circumstances related to each intangible asset. Factors considered when determining useful lives include the contractual term of any agreement, the history of the asset, the Company's long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, generally on a straight-line basis, over their useful lives, ranging from 5 to 19 years.

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

U.S. Tax Reform: On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company's fourth quarter 2017 provision for income taxes was reduced by $1,056, (comprised of a $1,548 reduction in income tax expense recorded in connection with the remeasurement of deferred tax assets and liabilities and $492 of additional income tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings) due to applying the provisions of the Tax Act.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, the Company determined that the $492 additional 2017 income tax expense discussed above is a provisional amount and constitutes a reasonable estimate at December 31, 2017, based upon the best information currently available. The ultimate impact may differ from the provisional amount, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued and actions the Company may take as a result of the Tax Act. Any subsequent adjustment to the amount will be recorded to current tax expense when the analysis is complete, which is expected in 2018 shortly after the filing of the Company's 2017 U.S. income tax return.

Beginning in 2018, the Company expects that its effective tax rate will be reduced by approximately 11% from its historic average due to the effects of the Tax Act, resulting in an effective tax rate ranging from 23% to 25% in a typical year. The primary drivers of this are the reduced U.S. federal tax rate and the elimination of the benefit for the domestic production activities deduction which is repealed by the Tax Act.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ('FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers", which supersedes existing revenue guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The implementation of this new standard will require companies to use more judgment and to make more estimates than under current guidance and to expand their disclosures to include information regarding contract assets and liabilities as well as a more disaggregated view of revenue. The standard, as amended, is effective for public companies for annual periods beginning after December 15, 2017. The Company adopted the new standard effective January 1, 2018 using the modified retrospective transition method and will expand its disclosures in the first quarter 2018 consolidated financial statements to comply with the disclosure provisions of the new rule. The Company does not expect the adoption of the standard to have a material impact on its financial position, results of operations or cash flows.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments-Overall (Subtopic 825-10)", which requires, among other things, equity investments with readily determinable fair values, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income. The standard is effective for public companies in fiscal years beginning after December 15, 2017, and the Company adopted the standard effective January 1, 2018. The Company does not expect the adoption of this standard to have a material impact on the Company's financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)", which significantly changes the accounting for operating leases by lessees. The accounting applied by lessors is largely unchanged from that applied under previous guidance. The new guidance requires lessees to recognize lease assets and lease liabilities in the balance sheet, initially measured at the present value of the lease payments, for leases which were classified as operating leases under previous guidance. Lease cost included in the statement of income will be calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Lessees may make an accounting policy election to exclude leases with a term of 12 months or less from the requirement to record related assets and liabilities. The new standard is effective for public companies for fiscal years beginning after December 15, 2018. The Company plans to adopt the new standard effective January 1, 2019. The Company does not expect the adoption of this standard to have a material impact on its results of operations or cash flows; however, the Company has not determined the impact the adoption of this new standard will have on its financial position.

In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606)", which does not change the core principles of ASU No. 2014-09 discussed above, but rather clarifies the implementation guidance in order to eliminate the potential for diversity in practice arising from inconsistent application of the principal versus agent guidance. Under the new guidance, when an entity determines it is a principal in a transaction, the entity recognizes revenue in the gross amount of consideration; however in transactions where an entity determines it is an agent, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled. The standard is effective for public companies for annual periods beginning after December 15, 2017. The Company adopted the new standard effective January 1, 2018. The Company does not expect the adoption of this standard to have a material impact on the Company's financial position, results of operations or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments". The standard changes how credit losses are measured for most financial assets and certain other instruments that currently are not measured through net income. The standard will require an expected loss model for instruments measured at amortized cost as opposed to the current incurred loss approach. In valuing available for sale debt securities, allowances will be required to be recorded, rather than the current approach of reducing the carrying amount, for other than temporary impairments. A cumulative adjustment to retained earnings is to be recorded as of the beginning of the period of adoption to reflect the impact of applying the provisions of the standard. The standard is effective for public companies for periods beginning after December 15, 2019 and the Company expects to adopt the new standard as of January 1, 2020. The Company has not yet determined what impact, if any, the adoption of this new standard will have on the Company's financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) which clarifies how certain cash receipts and cash payments should be presented on the statement of cash flows. The statement also addresses how the predominance principle should be applied when cash payments have aspects of more than one class of cash flows. The standard is effective for public companies in fiscal years beginning after December 15, 2017, and the Company adopted the standard effective January 1, 2018. The Company does not expect the adoption of this standard to have a material impact on the Company's consolidated statement of cash flows.

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory" which requires companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory, such as intangible assets, when the transfer occurs. This is a change from current guidance, which requires companies to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized by being depreciated, amortized, or impaired. The new guidance will require companies to defer the income tax effects of only intercompany transfers of inventory. The standard is effective for public companies in fiscal years beginning after December 15, 2017. The Company adopted the new standard effective January 1, 2018. The Company does not expect the adoption of this standard to have a material impact on the Company's financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805), Clarifying the Definition of a Business," which provides additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard is effective for public companies for annual or interim periods beginning after December 15, 2017. The Company adopted the new standard effective January 1, 2018. The Company does not expect the application of this standard to have a material impact on its financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment," which eliminates Step 2 from the goodwill impairment test for public companies.  Previously, Step 2 measured a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. The new guidance stipulates that an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, up to the amount of goodwill allocated to the reporting unit. The standard is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted. The Company elected to adopt this standard as of December 31, 2017. The application of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

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

Forward-Looking Statements

This annual report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements contained anywhere in this Annual Report that are not limited to historical information are considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding:

•	execution of the Company's growth and operation strategy;
•	plans for technological innovation;
•	compliance with covenants in our credit facility;
•	liquidity and capital expenditures;
•	sufficiency of working capital, cash flows and available capacity under the Company's credit facilities;
•	compliance with government regulations;
•	compliance with manufacturing and delivery timetables;
•	forecasting of results;
•	general economic trends and political uncertainty;
•	government funding and growth of highway construction and commercial projects;
•	taxes or usage fees;
•	interest rates;
•	integration of acquisitions;
•	industry trends;
•	pricing, demand and availability of steel, oil and liquid asphalt;
•	development of domestic oil and natural gas production;
•	condition of the economy;
•	strength of the U.S. dollar relative to foreign currencies;
•	the success of new product lines;
•	presence in the international marketplace;
•	suitability of our current facilities;
•	future payment of dividends;
•	competition in our business segments;
•	product liability and other claims;
•	protection of proprietary technology;
•	demand for products;
•	future fillings of backlogs;
•	employees;
•	the seasonality of our business;
•	tax assets and reserves for uncertain tax positions;
•	critical accounting policies and the impact of accounting changes;
•	our backlog;
•	ability to satisfy contingencies;
•	contributions to retirement plans and plan expenses;
•	reserve levels for self-insured insurance plans and product warranties;
•	construction of new manufacturing facilities;
•	supply of raw materials;
•	inventory;
•	plans to reduce indebtedness at the Company's subsidiaries; and
•	the Company's effective tax rate and other impacts of the Tax Cuts and Jobs Act of 2017

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

In addition to the risks and uncertainties identified elsewhere herein and in other documents filed by us with the Securities and Exchange Commission, the risk factors described in this document under the caption "Risk Factors" should be carefully considered when evaluating our business and future prospects, including without limitation risks relating to: changes or delays in highway funding; rising interest rates; changes in oil prices; changes in steel prices; changes in the general economy; unexpected capital expenditures and decreases in liquidity; the timing of large contracts; production capacity; general business conditions in the industry; non-compliance with covenants in the Company's credit facilities; demand for the Company's products; and those other factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission. Certain of the risks, uncertainties and other factors discussed above are more fully described in the section titled "Risk Factors" in the Company's Annual Report to Form 10-K for the year ended December 31, 2017.

ASTEC INDUSTRIES, INC.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Astec Industries, Inc. and subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, Internal Control - Integrated Framework (2013). The scope of management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2017 excluded the business unit that the Company acquired on October 1, 2017 (RexCon, Inc.). The total consolidated assets with respect to the excluded business unit were $29.3 million as of December 31, 2017, and the total consolidated revenues with respect to the excluded business unit were $2.7 million for the year ended December 31, 2017. Management will complete its assessment of the internal control over financial reporting of this newly-acquired operation during 2018. Based on its assessment, management concluded that, as of December 31, 2017, the Company's internal control over financial reporting was effective.

KPMG LLP, the Company's independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Astec Industries, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Astec Industries, Inc. and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and related notes, and our report dated March 1, 2018 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired RexCon, Inc. ("RexCon") during 2017, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2017, RexCon's internal control over financial reporting associated with total assets of $29.3 million and total revenues of $2.7 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2017. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of RexCon.

Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
Knoxville, Tennessee
March 1, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Astec Industries, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Astec Industries, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2018 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company's auditor since 2015.

Knoxville, Tennessee
March 1, 2018

CONSOLIDATED BALANCE SHEETS
(Dollar and share amounts in thousands, except per share amounts unless otherwise specified)

	December 31
Assets	2017	2016

Current assets:
Cash and cash equivalents	$62,280	$82,371
Investments	1,624	1,024
Trade receivables, net	114,786	106,659
Other receivables	5,166	4,014
Inventories	391,379	360,404
Prepaid income taxes	12,556	2,967
Prepaid expenses and other assets	15,178	19,394
Total current assets	602,969	576,833
Property and equipment, net	190,396	180,538
Investments	14,553	13,965
Goodwill	45,732	40,804
Intangible assets	30,952	26,643
Deferred tax assets	2,576	2,676
Other long-term assets	2,401	2,142
Total assets	$889,579	$843,601

Liabilities and Equity

Current liabilities:
Short-term debt	$--	$4,632
Current maturities of long-term debt	2,469	2,538
Accounts payable	60,417	57,297
Customer deposits	49,381	39,102
Accrued product warranty	15,410	13,156
Accrued payroll and related liabilities	23,297	25,693
Accrued loss reserves	2,504	2,852
Other accrued liabilities	25,668	23,591
Total current liabilities	179,146	168,861
Long-term debt	1,575	4,116
Deferred income tax liabilities	1,509	1,669
Other long-term liabilities	20,584	20,114
Total liabilities	202,814	194,760

Equity:
Preferred stock - authorized 4,000 shares of $1.00 par value; none issued	--	--
Common stock – authorized 40,000 shares of $0.20 par value; issued
and outstanding – 23,070 in 2017 and 23,046 in 2016	4,614	4,609
Additional paid-in capital	141,931	139,970
Accumulated other comprehensive loss	(24,243)	(31,562)
Company shares held by SERP, at cost	(1,960)	(1,958)
Retained earnings	565,330	536,771
Shareholders' equity	685,672	647,830
Non-controlling interest	1,093	1,011
Total equity	686,765	648,841
Total liabilities and equity	$889,579	$843,601

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31
	2017	2016	2015

Net sales	$1,184,739	$1,147,431	$983,157
Cost of sales	941,610	882,162	764,314
Gross profit	243,129	265,269	218,843
Selling, general and administrative expenses	160,775	153,145	145,180
Research and development expenses	26,817	24,969	23,676
Income from operations	55,537	87,155	49,987
Other income:
Interest expense	840	1,395	1,611
Interest income	1,302	806	542
Other income	1,218	529	3,055
Income before income taxes	57,217	87,095	51,973
Income taxes	19,627	32,107	20,007
Net income	37,590	54,988	31,966
Net loss attributable to non-controlling interest	(205)	(171)	(831)
Net income attributable to controlling interest	$37,795	$55,159	$32,797

Earnings per Common Share:
Net income attributable to controlling interest:
Basic	$1.64	$2.40	$1.43
Diluted	$1.63	$2.38	$1.42
Weighted average number of common shares outstanding:
Basic	23,025	22,992	22,934
Diluted	23,184	23,142	23,120

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31
	2017	2016	2015
Net income	$37,590	$54,988	$31,966
Other comprehensive income (loss):
Change in unrecognized pension and post-retirement benefit costs	689	(80)	(178)
Tax (expense) benefit on change in unrecognized pension and post-retirement benefit costs	(69)	29	36
Foreign currency translation adjustments	6,699	(2,420)	(13,848)
Tax (expense) benefit on foreign currency translation adjustments	--	(5,527)	3,341
Other comprehensive income (loss)	7,319	(7,998)	(10,649)
Comprehensive loss attributable to non-controlling interest	(232)	(137)	(1,603)
Comprehensive income attributable to controlling interest	$45,141	$47,127	$22,920

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31
	2017	2016	2015
Cash Flows from Operating Activities
Net income	$37,590	$54,988	$31,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,312	20,818	20,744
Amortization	4,490	3,995	3,334
Provision for doubtful accounts	482	280	18
Provision for warranties	16,725	18,912	13,743
Deferred compensation provision (benefit)	(574)	1,742	241
Deferred income tax benefit	(291)	(3,521)	(2,559)
Gain on disposition of fixed assets	(388)	(224)	(529)
Tax benefit from stock incentive plans	--	--	(345)
Stock-based compensation	3,142	2,936	1,250
Distributions to SERP participants	(206)	(532)	(2,986)
Change in operating assets and liabilities, net of effects of acquisitions:
Sale (purchase) of trading securities, net	473	(1,873)	(405)
Trade and other receivables	(7,749)	(4,895)	3,163
Inventories	(19,618)	30,839	(6,499)
Prepaid expenses	(5,181)	4,846	(3,016)
Other assets	(779)	2,069	(968)
Accounts payable	630	8,836	(11,409)
Customer deposits	9,379	(762)	(3,697)
Accrued product warranty	(14,642)	(15,125)	(14,177)
Income taxes payable	(597)	181	(4,093)
Accrued retirement benefit costs	45	(50)	24
Accrued loss reserves	122	229	103
Other accrued liabilities	(1,118)	11,142	3,576
Other	(1,366)	(25)	3,387
Net cash provided by operating activities	41,881	134,806	30,866

Cash Flows from Investing Activities
Business acquisition, net of cash acquired	(26,443)	(39,764)	178
Proceeds from sale of property and equipment	480	614	10,054
Expenditures for property and equipment	(20,046)	(27,367)	(21,202)
Sale (purchase) of investments	(891)	290	378
Net cash used by investing activities	(46,900)	(66,227)	(10,592)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended December 31
	2017	2016	2015
Cash Flows from Financing Activities
Payment of dividends	$(9,226)	$(9,217)	$(9,193)
Borrowings under bank loans	--	5,973	106,034
Repayment of bank loans	(7,242)	(5,903)	(104,567)
Proceeds from issuance of common stock	--	--	72
Tax benefit from stock option exercise	--	--	345
Purchase of shares of subsidiaries	(106)	(696)	(653)
Sale (purchase) of Company shares by SERP, net	289	(153)	2,084
Withholding tax paid upon vesting of restricted stock units	(507)	(1,024)	(600)
Proceeds from cash surrender value of life insurance	--	--	416
Net cash used by financing activities	(16,792)	(11,020)	(6,062)
Effect of exchange rates on cash	1,720	(250)	(2,173)
Increase (decrease) in cash and cash equivalents	(20,091)	57,309	12,039
Cash and cash equivalents, beginning of year	82,371	25,062	13,023
Cash and cash equivalents, end of year	$62,280	$82,371	$25,062

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$588	$1,407	$1,651
Income taxes, net of refunds	$26,917	$28,455	$29,573

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2017, 2016 and 2015 (in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Company Shares Held by SERP	Retained Earnings	Non- Controlling Interest	Total Equity
Balance December 31, 2014	22,930	$4,586	$135,887	$(12,915)	$(2,929)	$467,337	$4,186	$596,152
Net income						32,797	(831)	31,966
Quarterly dividends ($0.10 per share for 4 Qtrs.)			8			(9,201)		(9,193)
Other comprehensive loss				(10,649)			(772)	(11,421)
Change in ownership percentage of subsidiary							(663)	(663)
Stock-based compensation	4	1	1,249					1,250
RSU vesting, including tax benefit	54	11	406					417
Withholding tax on vested RSUs			(600)					(600)
Sale of Company stock held by SERP, net			933		1,151			2,084
Other							(134)	(134)
Balance December 31, 2015	22,988	4,598	137,883	(23,564)	(1,778)	490,933	1,786	609,858
Net income						55,159	(171)	54,988
Quarterly dividends ($0.10 per share for 4 quarters)			9			(9,226)		(9,217)
Other comprehensive income (loss)				(7,998)			34	(7,964)
Change in ownership percentage of subsidiary							(1,322)	(1,322)
Stock-based compensation	5	1	2,935					2,936
RSU vesting	53	10	(10)					--
Withholding tax on vested RSUs			(1,024)					(1,024)
Sale of Company stock held by SERP, net			27		(180)			(153)
Cumulative effect of adopting ASU No. 2016-09			150			(95)		55
Other							684	684
Balance December 31, 2016	23,046	4,609	139,970	(31,562)	(1,958)	536,771	1,011	648,841
Net income						37,795	(205)	37,590
Quarterly dividends ($0.10 per share for 4 quarters)			10			(9,236)		(9,226)
Other comprehensive income				7,319			(27)	7,292
Change in ownership percentage of subsidiary							(43)	(43)
Stock-based compensation	1		2,172					2,172
RSU vesting	23	5	(5)					--
Withholding tax on vested RSUs			(507)					(507)
Sale of Company stock held by SERP, net			291		(2)			289
Other							357	357
Balance December 31, 2017	23,070	$4,614	$141,931	$(24,243)	$(1,960)	$565,330	$1,093	$686,765
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in thousands, except per share amounts unless otherwise specified)
1. Summary of Significant Accounting Policies

Basis of Presentation - The consolidated financial statements include the accounts of Astec Industries, Inc. and its domestic and foreign subsidiaries (the "Company"). The Company's significant wholly-owned and consolidated subsidiaries at December 31, 2017 are as follows:

Astec Australia Pty Ltd	Astec do Brasil Fabricacao de Equipamentos Ltda. (92% owned)
Astec, Inc.	Astec Insurance Company
Astec Mobile Machinery GmbH	Astec Mobile Screens, Inc.
Breaker Technology, Inc.	Breaker Technology Ltd.
Carlson Paving Products, Inc.	CEI Enterprises, Inc.
GEFCO, Inc.	Heatec, Inc.
Johnson Crushers International, Inc.	Kolberg-Pioneer, Inc.
Osborn Engineered Products SA (Pty) Ltd	Peterson Pacific Corp.
(99% owned)	Power Flame Incorporated
RexCon, Inc.	Roadtec, Inc.
Telestack Limited	Telsmith, Inc.

All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 2016 consolidated financial statements to conform to the 2017 presentation.

Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation - Subsidiaries located in Australia, Brazil, Canada, Germany, Northern Ireland, and South Africa operate primarily using local functional currencies. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting adjustments are presented as a separate component of accumulated other comprehensive loss. Foreign currency transaction gains and losses, net are included in cost of sales and amounted to a gain of $431 in 2017 and losses of $246 and $1,377 in 2016 and 2015, respectively.

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

All financial assets and liabilities held by the Company at December 31, 2017 and 2016 are classified as Level 1 or Level 2, as summarized in Note 3, Fair Value Measurements.

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

Concentration of Credit Risk - The Company sells products to a wide variety of customers. Accounts receivable are carried at their outstanding principal amounts, less an allowance for doubtful accounts. The Company extends credit to its customers based on an evaluation of the customers' financial condition generally without requiring collateral, although the Company normally requires advance payments or letters of credit on large equipment orders. Credit risk is driven by conditions within the economy and the industry and is principally dependent on each customer's financial condition. To minimize credit risk, the Company monitors credit levels and financial conditions of customers on a continuing basis. After considering historical trends for uncollectible accounts, current economic conditions and specific customer recent payment history and financial stability, the Company records an allowance for doubtful accounts at a level which management believes is sufficient to cover probable credit losses. Amounts are deemed past due when they exceed the payment terms agreed to by the customer in the sales contract. Past due amounts are charged off when reasonable collection efforts have been exhausted and the amounts are deemed uncollectible by management. As of December 31, 2017, concentrations of credit risk with respect to receivables are limited due to the wide variety of customers.

Allowance for Doubtful Accounts - The following table represents a rollforward of the allowance for doubtful accounts for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31
	2017	2016	2015
Allowance balance, beginning of year	$1,511	$1,837	$2,248
Provision	482	280	18
Write offs	(308)	(560)	(357)
Other	31	(46)	(72)
Allowance balance, end of year	$1,716	$1,511	$1,837

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

Used equipment inventory consists of equipment accepted in trade or purchased on the open market. The category also includes equipment rented to prospective customers on a short-term or month-to-month basis. Used equipment is valued at the lower of acquired or trade-in cost or net realizable value determined on each separate unit. Each unit of rental equipment is valued at the lower of original manufacturing, acquired or trade-in cost or net realizable value.

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

The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors considered when determining useful lives include the contractual terms of agreements, the history of the asset, the Company's long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized over their useful lives as follows: dealer network and customer relationships: 8-19 years; trade names: 15 years; other: 5-19 years.

Goodwill is not amortized. The Company tests goodwill for impairment annually or more frequently if events or circumstances indicate that goodwill might be impaired. The Company uses qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying value, including goodwill. The Company estimates the fair values of each of its reporting units using the income approach.

The income approach uses a reporting unit's projection of estimated future operating results and cash flows which are then discounted using a weighted average cost of capital determined based on current market conditions for the individual reporting unit. The projection uses management's best estimates of cash flows over the projection period based on estimates of annual and terminal growth rates in sales and costs, and changes in operating margins, selling, general and administrative expenses, working capital requirements and capital expenditures. Other factors used in evaluating the fair value of a reporting unit could include deterioration in the general economy, fluctuations in foreign exchange, deterioration in the industry or markets in which the reporting unit operates, an increased competitive market, regulatory or political developments in the market, increases in raw materials, labor costs or other factors that have a negative effect on earnings and cash flows, a decline in actual or budgeted earnings or cash flows, and entity specific changes in management, key personnel, strategy or customer base. If the fair value of a reporting unit is found to be less than its book value, the company will record an impairment loss equal to the excess, if any, of the book value over the fair value of its goodwill.

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

Determining the fair values of the Company's reporting units involves the use of significant estimates and assumptions. Due to the inherent uncertainty involved in making these estimates and assumptions, actual results could differ materially from those estimates.

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

Self-Insurance Reserves - The Company retains the risk for a portion of its workers' compensation claims and general liability claims by way of a captive insurance company, Astec Insurance Company ("Astec Insurance" or the "captive"). Astec Insurance was originally incorporated under the laws of the state of Vermont but was redomiciled to the state of Tennessee in late 2017. The objectives of Astec Insurance are to improve control over and reduce the cost of claims; to improve focus on risk reduction with the development of a program structure which rewards proactive loss control; and to ensure management participation in the defense and settlement process for claims.

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

The financial statements of the captive are consolidated into the consolidated financial statements of the Company. The short-term and long-term reserves for claims and potential claims related to general liability and workers' compensation under the captive are included in accrued loss reserves or other long-term liabilities, respectively, in the consolidated balance sheets depending on the expected timing of future payments. The undiscounted reserves are actuarially determined to cover the ultimate cost of each claim based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. However, the Company does not believe it is reasonably likely that the reserve level will materially change in the foreseeable future.

The Company is self-insured for health and prescription claims under its Group Health Insurance Plan at all but one of the Company's domestic manufacturing subsidiaries. The Company carries reinsurance coverage to limit its exposure for individual health claims above certain limits. Third parties administer health claims and prescription medication claims. The Company maintains a reserve for the self-insured health plan which is included in accrued loss reserves on the Company's consolidated balance sheets. This reserve includes both unpaid claims and an estimate of claims incurred but not reported, based on historical claims and payment experience. Historically, the reserves have been sufficient to provide for claims payments. Changes in actual claims experience or payment patterns could cause the reserve to change, but the Company does not believe it is reasonably likely that the reserve level will materially change in the near future.

The remaining U.S. subsidiary is covered under a fully insured group health plan. Employees of the Company's foreign subsidiaries are insured under separate health plans. No reserves are necessary for these fully-insured health plans.

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

Advertising Expense - The cost of advertising is expensed as incurred. The Company incurred $3,793, $4,045, and $4,231 in advertising costs during 2017, 2016 and 2015, respectively, which is included in selling, general and administrative expenses.

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

The Company recognizes the overfunded or underfunded status of its pension plan as an asset or liability. Actuarial gains and losses, amortization of prior service cost (credit) and amortization of transition obligations are recognized through other comprehensive income (loss) in the year in which the changes occur. The Company measures the funded status of its pension plan as of the date of the Company's fiscal year-end.

Stock-based Compensation - The Company recognizes the cost of employee services received in exchange for equity awards in the consolidated financial statements based on the grant date calculated fair value of the awards. The Company recognizes stock-based compensation expense over the period during which an employee is required to provide service in exchange for the award (the vesting period). The Company's equity awards are further described in Note 16, Shareholders' Equity.

Earnings Per Share - Basic earnings per share is based on the weighted average number of common shares outstanding and diluted earnings per share includes potential dilutive effects of restricted stock units and shares held in the Company's supplemental executive retirement plan.

The following table sets forth a reconciliation of the number of shares used in the computation of basic and diluted earnings per share:

	Year Ended December 31
	2017	2016	2015
Denominator:
Denominator for basic earnings per share	23,025	22,992	22,934
Effect of dilutive securities:
Restricted stock units	96	85	123
Supplemental executive retirement plan	63	65	63
Denominator for diluted earnings per share	23,184	23,142	23,120

Derivatives and Hedging Activities - The Company recognizes all derivatives in the consolidated balance sheets at their fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through income or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative's change in fair value is immediately recognized in income. From time to time, the Company's foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuation in currency exchange rates. See Note 13, Derivative Financial Instruments, regarding foreign exchange contracts outstanding at December 31, 2017 and 2016.

Shipping and Handling Fees and Cost - The Company records revenues earned for shipping and handling as revenue, while the cost of shipping and handling is classified as cost of sales.

Business Combinations - The Company accounts for business combinations using the acquisition method. Accordingly, intangible assets are recorded apart from goodwill if they arise from contractual or legal rights or if they are separable from goodwill. Related third-party acquisition costs are expensed as incurred and contingent consideration is booked at its fair value as part of the purchase price. See Note 20, Business Combinations, regarding acquisitions completed by the Company in the years ended December 31, 2017 and 2016.

Subsequent Events Review - Management has evaluated events occurring between December 31, 2017 and the date these consolidated financial statements were filed with the Securities and Exchange Commission for proper recording or disclosure therein.

Recent Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board ('FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers", which supersedes existing revenue guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The implementation of this new standard will require companies to use more judgment and to make more estimates than under current guidance and to expand their disclosures to include information regarding contract assets and liabilities as well as a more disaggregated view of revenue. The standard, as amended, is effective for public companies for annual periods beginning after December 15, 2017. The Company adopted the new standard effective January 1, 2018 using the modified retrospective transition method and will expand its disclosures in the first quarter 2018 consolidated financial statements to comply with the disclosure provisions of the new rule. The Company does not expect the adoption of the standard to have a material impact on its financial position, results of operations or cash flows.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10)", which requires, among other things, equity investments with readily determinable fair values, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income. The standard is effective for public companies in fiscal years beginning after December 15, 2017, and the Company adopted the standard effective January 1, 2018. The Company does not expect the adoption of this standard to have a material impact on the Company's financial position, cash flows or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)", which significantly changes the accounting for operating leases by lessees. The accounting applied by lessors is largely unchanged from that applied under previous guidance. The new guidance requires lessees to recognize lease assets and lease liabilities in the balance sheet, initially measured at the present value of the lease payments, for leases which were classified as operating leases under previous guidance. Lease cost included in the statement of income will be calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Lessees may make an accounting policy election to exclude leases with a term of 12 months or less from the requirement to record related assets and liabilities. The new standard is effective for public companies for fiscal years beginning after December 15, 2018. The Company plans to adopt the new standard effective January 1, 2019. The Company does not expect the adoption of this standard to have a material impact on its results of operations or cash flows; however, the Company has not determined the impact the adoption of this new standard will have on its financial position.

In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606)", which does not change the core principles of ASU No. 2014-09 discussed above, but rather clarifies the implementation guidance in order to eliminate the potential for diversity in practice arising from inconsistent application of the principal versus agent guidance. Under the new guidance, when an entity determines it is a principal in a transaction, the entity recognizes revenue in the gross amount of consideration; however, in transactions where an entity determines it is an agent, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled. The standard is effective for public companies for annual periods beginning after December 15, 2017. The Company adopted the new standard effective January 1, 2018. The Company does not expect the adoption of this new standard to have a material impact on the Company's financial position, results of operations or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments". The standard changes how credit losses are measured for most financial assets and certain other instruments that currently are not measured through net income. The standard will require an expected loss model for instruments measured at amortized cost as opposed to the current incurred loss approach. In valuing available for sale debt securities, allowances will be required to be recorded, rather than the current approach of reducing the carrying amount, for other than temporary impairments. A cumulative adjustment to retained earnings is to be recorded as of the beginning of the period of adoption to reflect the impact of applying the provisions of the standard. The standard is effective for public companies for periods beginning after December 15, 2019 and the Company expects to adopt the new standard as of January 1, 2020. The Company has not yet determined what impact, if any, the adoption of this new standard will have on the Company's financial position results of operations or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)" which clarifies how certain cash receipts and cash payments should be presented on the statement of cash flows. The statement also addresses how the predominance principle should be applied when cash payments have aspects of more than one class of cash flows. The standard is effective for public companies in fiscal years beginning after December 15, 2017, and the Company adopted the standard effective January 1, 2018. The Company does not expect the adoption of this new standard to have a material impact on the Company's consolidated statements of cash flows.

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory" which requires companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory, such as intangible assets, when the transfer occurs. This is a change from current guidance, which requires companies to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized by being depreciated, amortized, or impaired. The new guidance will require companies to defer the income tax effects of only intercompany transfers of inventory. The standard is effective for public companies in fiscal years beginning after December 15, 2017. The Company adopted the new standard effective January 1, 2018. The Company does not expect the application of this standard to have a material impact on the Company's financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805), Clarifying the Definition of a Business," which provides additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard is effective for public companies for annual or interim periods beginning after December 15, 2017. The Company adopted the new standard effective January 1, 2018. The Company does not expect the application of this standard to have a material impact on its financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment," which eliminates Step 2 from the goodwill impairment test for public companies.  Previously, Step 2 measured a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. The new guidance stipulates that an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, up to the amount of goodwill allocated to the reporting unit. The standard is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted. The Company elected to adopt this standard as of December 31, 2017. The application of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

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

2. Inventories

Inventories consist of the following:

	December 31
	2017	2016
Raw materials and parts	$146,144	$137,763
Work-in-process	129,441	115,613
Finished goods	94,571	84,898
Used equipment	21,223	22,130
Total	$391,379	$360,404

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

As indicated in the tables below, the Company has determined that its financial assets and liabilities at December 31, 2017 and 2016 are level 1 and level 2 in the fair value hierarchy:

	December 31, 2017
	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$124	$--	$124
SERP mutual funds	4,839	--	4,839
Preferred stocks	364	--	364
Trading debt securities:
Corporate bonds	5,661	--	5,661
Municipal bonds	--	1,912	1,912
Floating rate notes	753	--	753
U.S. Treasury bills	1,030	--	1,030
Asset-backed securities	--	526	526
Other	--	968	968
Total financial assets	$12,771	$3,406	$16,177
Financial Liabilities:
SERP liabilities	$--	$8,552	$8,552
Derivative financial instruments	--	112	112
Total financial liabilities	$--	$8,664	$8,664

	December 31, 2016
	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$92	$--	$92
SERP mutual funds	3,335	--	3,335
Preferred stocks	475	--	475
Trading debt securities:
Corporate bonds	5,413	--	5,413
Municipal bonds	--	2,248	2,248
Floating rate notes	118	--	118
U.S. Treasury bills	388	--	388
Asset-backed securities	--	637	637
Other	--	2,283	2,283
Derivative financial instruments	--	144	144
Total financial assets	$9,821	$5,312	$15,133
Financial Liabilities:
SERP liabilities	$--	$7,882	$7,882
Derivative financial instruments	--	89	89
Total financial liabilities	$--	$7,971	$7,971

The Company reevaluates the volume of trading activity for each of its investments at the end of each reporting period and adjusts the level within the fair value hierarchy as needed.

4. Investments

The Company's trading securities consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
December 31, 2017
Trading equity securities	$4,964	$394	$31	$5,327
Trading debt securities	10,971	58	179	10,850
Total	$15,935	$452	$210	$16,177
December 31, 2016
Trading equity securities	$3,980	$40	$118	$3,902
Trading debt securities	11,312	23	248	11,087
Total	$15,292	$63	$366	$14,989

Trading equity investments are valued at their estimated fair value based on their quoted market prices and trading debt securities are valued based upon a mix of observable market prices and model driven prices derived from a matrix of observable market prices for assets with similar characteristics obtained from a nationally recognized third-party pricing service. Additionally, a significant portion of the trading equity securities are in equity money market and mutual funds and also comprise a portion of the Company's liability under its SERP. See Note 12, Pension and Retirement Plans, for additional information on these investments and the SERP.

Trading debt securities are comprised mainly of marketable debt securities held by Astec Insurance. Astec Insurance has an investment strategy that focuses on providing regular and predictable interest income from a diversified portfolio of high-quality fixed income securities.

Net unrealized gains or losses incurred on investments still held as of the end of each reporting period amounted to losses of $319, $107 and $429 in 2017, 2016 and 2015, respectively.

5. Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Current U.S. accounting guidance provides that goodwill and indefinite-lived intangible assets be tested for impairment at least annually. The Company performs the required valuation procedures each year as of December 31 after the following year's forecasts are submitted and reviewed. The valuations performed in 2017, 2016 and 2015 indicated no impairment of goodwill.

The changes in the carrying amount of goodwill by reporting segment during the years ended December 31, 2017 and 2016 are as follows:

	Infrastructure Group	Aggregate and Mining Group	Energy Group	Total
Balance, December 31, 2015	$8,481	$22,354	$--	$30,835
Acquisition	--	--	12,632	12,632
Foreign currency translation	(33)	(2,630)	--	(2,663)
Balance, December 31, 2016	8,448	19,724	12,632	40,804
Acquisition	--	--	3,488	3,488
Foreign currency translation	125	1,315	--	1,440
Balance, December 31, 2017	$8,573	$21,039	$16,120	$45,732

6. Intangible Assets

Intangible assets consisted of the following at December 31, 2017 and 2016:

	2017			2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Dealer network and customer relationships	$31,376	$10,856	$20,520	$26,035	$7,584	$18,451
Trade names	9,650	1,914	7,736	7,021	1,362	5,659
Other	6,821	4,125	2,696	5,764	3,231	2,533
Total	$47,847	$16,895	$30,952	$38,820	$12,177	$26,643

Amortization expense on intangible assets was $4,064, $3,562 and $2,953 for 2017, 2016 and 2015, respectively. Intangible asset amortization expense is expected to be $5,172, $4,069, $3,628, $3,191 and $2,686 in the years ending December 31, 2018, 2019, 2020, 2021 and 2022 respectively, and $12,206 thereafter.

7. Property and Equipment

Property and equipment consist of the following:

	December 31
	2017	2016
Land	$15,568	$14,768
Building and land improvements	154,019	140,229
Manufacturing and office equipment	244,324	231,816
Aviation equipment	14,227	14,169
Less accumulated depreciation	(237,742)	(220,444)
Total	$190,396	$180,538

Depreciation expense was $21,312, $20,818 and $20,744 for the years ended December 31, 2017, 2016 and 2015, respectively.

8. Leases

The Company leases certain land, buildings and equipment for use in its operations under various operating leases. Total rental expense charged to operations under operating leases was approximately $3,211, $2,792 and $2,786 for the years ended December 31, 2017, 2016 and 2015, respectively.

Minimum rental commitments for all noncancelable operating leases at December 31, 2017 are as follows:

2018	$2,146
2019	1,965
2020	1,006
2021	634
2022	279
Thereafter	233
$6,263

9. Debt

On April 12, 2017, the Company and certain of its subsidiaries entered into an amended and restated credit agreement whereby the lender extended to the Company an unsecured line of credit of up to $100,000, including a sub-limit for letters of credit of up to $30,000. There were no outstanding revolving or term loan borrowings under the credit facility at December 31, 2017 or 2016. Letters of credit totaling $9,757, including $3,200 of letters of credit issued to banks in Brazil to secure the local debt of Astec do Brasil Fabricacao de Equipamentos Ltda. ("Astec Brazil"), were outstanding under the credit facility as of December 31, 2017, resulting in additional borrowing ability of $90,243 under the credit facility. The credit agreement has a five-year term expiring in April 2022. Borrowings under the agreement are subject to an interest rate equal to the daily one-month LIBOR rate plus a 0.75% margin, resulting in a rate of 2.32% as of December 31, 2017. The unused facility fee is 0.125%. Interest only payments are due monthly. The amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income and minimum tangible net worth.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd ("Osborn"), has a credit facility of $7,672 with a South African bank to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of December 31, 2017, Osborn had no outstanding borrowings but had $813 in performance, advance payment and retention guarantees outstanding under the facility. The facility has been guaranteed by Astec Industries, Inc., but is otherwise unsecured. A 0.75% unused facility fee is charged if less than 50% of the facility is utilized. As of December 31, 2017, Osborn had available credit under the facility of $6,859. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 10.0% as of December 31, 2017.

The Company's Brazilian subsidiary has outstanding working capital loans totaling $3,402 from Brazilian banks with interest rates ranging from 10.4% to 11.0%. The loans' maturity dates ranging from November 2018 to April 2024 and are secured by Astec Brazil's manufacturing facility and also by letters of credit totaling $3,200 issued by Astec Industries, Inc. Additionally, Astec Brazil has various five-year equipment financing loans outstanding with Brazilian banks in the aggregate of $642 as of December 31, 2017 that have interest rates ranging from 3.5% to 16.3%. These equipment loans have maturity dates ranging from September 2018 to April 2020. Astec Brazil's loans are included in the accompanying consolidated balance sheets as current maturities of long-term debt of $2,469 and long-term debt of $1,575 as of December 31, 2017.

Long-term debt maturities are expected to be $2,469, $729, $251, $251 and $251 in the years ending December 31, 2018, 2019, 2020, 2021 and 2022, respectively, and $93 thereafter.

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

Changes in the Company's product warranty liability during 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Reserve balance, beginning of year	$13,156	$9,100	$10,032
Warranty liabilities accrued	16,725	18,912	13,743
Warranty liabilities settled	(14,642)	(15,125)	(14,177)
Other	171	269	(498)
Reserve balance, end of year	$15,410	$13,156	$9,100

11. Accrued Loss Reserves

The Company accrues reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company. The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claim experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. Total accrued loss reserves at December 31, 2017 were $8,119 and $7,892 at December 31, 2016, of which $5,615 and $5,040 were included in other long-term liabilities at December 31, 2017 and 2016, respectively.

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

The following provides information regarding benefit obligations, plan assets and the funded status of the plan:

	Pension Benefits
	2017	2016
Change in benefit obligation
Benefit obligation, beginning of year	$16,104	$15,565
Interest cost	630	650
Actuarial loss	867	514
Benefits paid	(685)	(625)
Benefit obligation, end of year	16,916	16,104
Accumulated benefit obligation	16,916	16,104
Change in plan assets
Fair value of plan assets, beginning of year	13,241	12,688
Actual gain on plan assets	1,746	763
Employer contribution	415	415
Benefits paid	(685)	(625)
Fair value of plan assets, end of year	14,717	13,241
Funded status, end of year	$(2,199)	$(2,863)
Amounts recognized in the consolidated balance sheets
Noncurrent liabilities	$(2,199)	$(2,863)
Net amount recognized	$(2,199)	$(2,863)
Amounts recognized in accumulated other comprehensive loss consist of
Net loss	$5,463	$6,152
Net amount recognized	$5,463	$6,152
Weighted average assumptions used to determine benefit obligations as of December 31
Discount rate	3.50%	4.00%
Expected return on plan assets	6.25%	6.25%
Rate of compensation increase	N/A	N/A

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

All assets in the plan are invested in an exchange traded mutual fund (level 1 in the fair value hierarchy). The allocation of assets within the mutual fund as of December 31 and the target asset allocation ranges by asset category are as follows:

Asset Category	Actual Allocation 2017	Actual Allocation 2016	2017 & 2016 Target Allocation Ranges
Equity securities	49.4%	63.6%	40 - 65%
Debt securities	43.2%	33.5%	30 - 50%
Cash and Equivalents	7.4%	2.9%	0 - 15%
Total	100.0%	100.0%

Net periodic benefit cost for 2017, 2016 and 2015 included the following components:

	Pension Benefits
	2017	2016	2015
Components of net periodic benefit cost
Interest cost	$630	$650	$596
Expected return on plan assets	(720)	(782)	(840)
Amortization of actuarial loss	530	480	500
Net periodic benefit cost	440	348	256
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Net actuarial gain (loss) for the year	(159)	533	702
Amortization of net loss	(530)	(480)	(500)
Total recognized in other comprehensive income (loss)	(689)	53	202
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(249)	$401	$458
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	4.00%	4.28%	3.81%
Expected return on plan assets	6.25%	7.00%	7.00%

No contributions are expected to be funded by the Company during 2018.

Amounts in accumulated other comprehensive loss expected to be recognized in net periodic benefit cost in 2018 for the amortization of a net loss is $466.

The following estimated future benefit payments are expected in the years indicated:

Pension Benefits
2018	$800
2019	830
2020	860
2021	890
2022	9,100
2023 - 2027	4,810

The Company sponsors a 401(k) defined contribution plan to provide eligible employees with additional income upon retirement. The Company's contributions to the plan are based on employee contributions. The Company's contributions totaled $7,182, $5,943 and $5,292 in 2017, 2016 and 2015, respectively.

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

Assets of the SERP consist of the following:

	December 31, 2017		December 31, 2016
	Cost	Market	Cost	Market
Company stock	$1,960	$3,589	$1,958	$4,455
Equity securities	4,589	4,963	3,474	3,427
Total	$6,549	$8,552	$5,432	$7,882

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

The change in the fair market value of Company stock held in the SERP results in a charge or credit to selling, general and administrative expenses in the consolidated statements of income because the acquisition cost of the Company stock in the SERP is recorded as a reduction of shareholders' equity and is not adjusted to fair market value; however, the related liability is adjusted to the fair market value of the stock as of each period end. The Company recognized income of $575 in 2017 and expense of $1,742 and $241 in 2016 and 2015, respectively, related to the change in the fair value of the Company stock held in the SERP.

13. Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency risk. From time to time, the Company's foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates. The fair value of the derivative financial instrument is recorded on the Company's consolidated balance sheets and is adjusted to fair value at each measurement date. The changes in fair value are recognized in the consolidated statements of income in the current period. The Company does not engage in speculative transactions nor does it hold or issue derivative financial instruments for trading purposes. The average U.S. dollar equivalent notional amount of outstanding foreign currency exchange contracts was $11,099 during 2017. At December 31, 2017, the Company reported $112 of derivative liabilities in other current liabilities. The Company reported $144 of derivative assets in other current assets and $89 of derivative liabilities in other current liabilities at December 31, 2016. The Company recognized, as a component of cost of sales, a net loss on the change in fair value of derivative instruments of $663 and $336 for the years ended December 31, 2017 and 2016, respectively. The Company recognized a net gain on the change in fair value of derivative instruments of $606 for the year ended December 31, 2015. There were no derivatives that were designated as hedges at December 31, 2017 or 2016.

14. Income Taxes

For financial reporting purposes, income before income taxes includes the following components:

	Year Ended December 31
	2017	2016	2015
United States	$55,980	$87,326	$57,846
Foreign	1,237	(231)	(5,873)
Income before income taxes	$57,217	$87,095	$51,973

The provision for income taxes consists of the following:

	Year Ended December 31
	2017	2016	2015
Current provision:
Federal	$16,178	$30,623	$19,758
State	2,866	4,098	2,553
Foreign	874	907	255
Total current provision	19,918	35,628	22,566
Deferred provision (benefit):
Federal	107	(2,653)	(1,183)
State	(455)	(1,213)	(275)
Foreign	57	345	(1,101)
Total deferred benefit	(291)	(3,521)	(2,559)
Total provision (benefit):
Federal	16,285	27,970	18,575
State	2,411	2,885	2,278
Foreign	931	1,252	(846)
Total income tax provision	$19,627	$32,107	$20,007

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. A reconciliation of the provision for income taxes at the statutory federal income tax rate to the amount provided is as follows:

	Year Ended December 31
	2017	2016	2015
Tax at the statutory federal income tax rate	$20,026	$30,483	$18,191
Qualified production activity deduction	(1,661)	(1,641)	(1,174)
State income tax, net of federal income tax	1,520	1,876	1,386
Other permanent differences	551	673	393
Research and development tax credits	(855)	(785)	(291)
Valuation allowance impact	1,585	1,638	2,036
U.S. Tax Reform impact	(1,056)	--	--
Other items	(483)	(137)	(534)
Total income tax provision	$19,627	$32,107	$20,007

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31
	2017	2016
Deferred tax assets:
Inventory reserves	$4,287	$8,507
Warranty reserves	3,560	4,527
Bad debt reserves	299	456
State tax loss carryforwards	2,710	3,403
Accrued vacation	1,712	2,351
SERP	367	299
Deferred compensation	1,293	2,124
Restricted stock units	1,664	1,845
Pension and post-employment benefits	1,448	2,530
Foreign net operating losses	6,310	5,461
Other	2,478	2,516
Valuation allowances	(8,318)	(8,280)
Total deferred tax assets	17,810	25,739
Deferred tax liabilities:
Property and equipment	14,562	20,167
Intangibles	769	1,244
Goodwill	654	1,605
Pension	758	1,205
Outside basis differences	--	511
Total deferred tax liabilities	16,743	24,732
Total net deferred assets	$1,067	$1,007

As of December 31, 2017, the Company has state net operating loss carryforwards of $17,579 and foreign net operating loss carryforwards of approximately $19,876, which will be available to offset future taxable income. If not used, these carryforwards will expire between 2018 and 2030. A significant portion of the valuation allowance for deferred tax assets relates to the future utilization of state and foreign net operating loss and state tax credit carryforwards. Future utilization of these net operating loss and state tax credit carryforwards is evaluated by the Company on a periodic basis and the valuation allowance is adjusted accordingly. In 2017, the valuation allowance on these carryforwards was increased by $7 due to the uncertainty about whether certain entities will realize their state and foreign net operating loss carryforwards. The Company has also determined that the recovery of certain other deferred tax assets is uncertain. The valuation allowance for these deferred tax assets was increased by $31 during 2017.

The following table represents a roll forward of the deferred tax asset valuation allowance for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31
	2017	2016	2015
Allowance balance, beginning of year	$8,280	$8,065	$6,029
Provision	1,585	1,639	2,036
Write-offs	(1,862)	(289)	--
Other	315	(1,135)	--
Allowance balance, end of year	$8,318	$8,280	$8,065

Undistributed earnings of the Company's Canadian subsidiary, Breaker Technology Ltd. ("BTL") and South African subsidiary, Osborn Engineered Products SA, (PTY), Ltd. ("Osborn") are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. As of December 31, 2017, the cumulative amounts of undistributed GAAP earnings for BTL and Osborn are $4,026 and $28,249, respectively. A portion of these amounts may be subject to taxation under the one-time transition tax included in the Tax Cuts and Jobs Act of 2017. Based upon the provisions in the Tax Cuts and Jobs Act of 2017, any future qualified dividends out of these amounts will not be subject to U.S. income taxes. However, upon any future inclusion as Subpart F income or capital gains, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits). Upon any repatriation, withholding taxes due to the foreign jurisdictions may have to be paid. At this time, it is not practicable to determine the amount of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries.

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by authorities for years prior to 2014. With few exceptions, the Company is no longer subject to state and local or non-U.S. income tax examinations by authorities for years prior to 2012.

The Company has a liability for unrecognized tax benefits of $365 and $238 (excluding accrued interest and penalties) as of December 31, 2017 and 2016, respectively. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized tax benefits of $22 and $16 in 2017 and 2016, respectively, for penalties and interest related to amounts that were settled for less than previously accrued. The net total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate is $370 and $238 at December 31, 2017 and 2016, respectively. The Company does not expect a significant increase or decrease to the total amount of unrecognized tax benefits within the next twelve months.

A reconciliation of the beginning and ending unrecognized tax benefits excluding interest and penalties is as follows:

	Year Ended December 31
	2017	2016	2015
Balance, beginning of year	$238	$603	$2,585
Additions for tax positions related to the current year	127	73	206
Additions for tax positions related to prior years	--	162	549
Reductions due to lapse of statutes of limitations	--	(16)	(162)
Decreases related to settlements with tax authorities	--	(584)	(2,575)
Balance, end of year	$365	$238	$603

The December 31, 2017 balance of unrecognized tax benefits includes no tax positions for which the ultimate deductibility is highly certain but the timing of such deductibility is uncertain. Accordingly, there is no impact to the deferred tax accounting for certain tax benefits.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company's fourth quarter 2017 provision for income taxes was reduced by $1,056, (comprised of a $1,548 reduction in income tax expense recorded in connection with the remeasurement of deferred tax assets and liabilities and $492 of additional income tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings) due to applying the provisions of the Tax Act.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, the Company determined that the $492 additional 2017 income tax expense is a provisional amount and constitutes a reasonable estimate at December 31, 2017, based upon the best information currently available. The ultimate impact may differ from the provisional amount, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued and actions the Company may take as a result of the Tax Act. Any subsequent adjustment to the amount will be recorded to current income tax expense when the analysis is complete, which is expected in 2018 shortly after the filing of the Company's 2017 U.S. income tax return.

While the Tax Act provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income ("GILTI") provisions and the base-erosion and anti-abuse tax ("BEAT") provisions.

The GILTI provisions require the Company to include, in its U.S. income tax return, foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore, has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2017.

The BEAT provisions in the Tax Act eliminates the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax, if greater than regular tax. The Company does not expect it will be subject to this tax, and therefore, has not included any tax impacts of BEAT in its consolidated financial statements for the year ended December 31, 2017.

The changes to existing U.S. tax laws as a result of the Tax Act, which we believe have the most significant impact on the Company's federal income taxes are as follows:

Reduction of the U.S. Corporate Income Tax Rate: The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company recognized a deferred tax benefit and related increase in deferred tax assets of $1,548 in its 2017 consolidated financial statements due to the remeasurement necessitated by the Tax Act's provision reducing the reduction in the U.S. corporate income tax rate from 35% to 21%. This benefit is attributable to the Company being in a net deferred tax liability position when considering only U.S. federal deferred items. The Company has significant deferred tax assets related to foreign jurisdictions and U.S. state income taxes.

Transition Tax on Foreign Earnings: The Company recognized a provisional income tax expense of $492 for the year ended December 31, 2017 related to the one-time transition tax on certain foreign earnings. The determination of the transition tax requires further analysis regarding the amount and composition of the Company's historical foreign earnings and foreign taxes, which is expected to be completed in 2018.

Repeal of Domestic Production Activities Deduction: While not effective until 2018, the Tax Act repeals the Domestic Production Activities Deduction ("DPAD") previously provided under IRC §199. The DPAD benefit has historically been very material to the Company's federal income taxes. The DPAD benefits included in the effective tax rate reconciliations for 2017, 2016 and 2015 were $1,661, $1,641 and $1,174, respectively.

15. Contingent Matters

Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of $3,805 at December 31, 2017. These arrangements expire at various dates through December 2020 and provide that the Company will receive the lender's full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements. The Company has recorded a liability of $836 related to these guarantees as of December 31, 2017.

In addition, the Company is contingently liable under letters of credit issued by a lender totaling $9,757 as of December 31, 2017, including $3,200 of letters of credit guaranteeing certain Astec Brazil bank debt. The outstanding letters of credit expire at various dates through October 2020. As of December 31, 2017, the Company's foreign subsidiaries are contingently liable for a total of $3,557 in performance letters of credit, advance payments and retention guarantees. The maximum potential amount of future payments under these letters of credit and guarantees for which the Company could be liable is $13,314 as of December 31, 2017.

The Company has a sales contract with the purchaser of a large wood pellet plant, on which revenues of $7,987 and $135,187 were recorded in 2017 and 2016, respectively. As the plant has not yet met the production output and the operational specifications set forth in the original contract, as amended through December 31, 2017, the Company entered into a contract amendment in February 2018, whereby the Company agreed to compensate the customer for production shortfalls caused by the Company and other potential costs (depending upon the market price of wood pellets), from January 1, 2018 through June 15, 2018. The Company incurred production shortfalls in January and February 2018.

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

16. Shareholders' Equity

The Company rewards key members of management with restricted stock units ("RSUs") each year based upon the financial performance of the Company and its subsidiaries. Under the terms of the Company's shareholder-approved 2011 Incentive Plan, up to 700 shares of newly-issued Company stock is available for awards. Awards granted in 2016 and prior vest at the end of five years from the date of grant, or at the time a recipient retires after reaching age 65, if earlier, while awards granted after 2016 are scheduled to have a three-year vesting period. Additional RSUs are granted to the Company's outside directors under the Company's Non-Employee Directors Compensation Plan with a one-year vesting period. The fair value of the RSUs vested during 2017, 2016 and 2015 was $1,991, $3,289 and $2,785, respectively. The grant date tax benefit was increased by $290, $220 and $336, respectively, upon the vesting of RSUs in 2017, 2016 and 2015.

Compensation expense of $2,978, $2,426 and $1,019 was recorded in the years ended December 31, 2017, 2016 and 2015, respectively, to reflect the fair value of RSUs granted (or anticipated to be granted for 2017 performance) amortized over the portion of the vesting period occurring during the period. Related income tax benefits of $1,132, $934 and $362 were recorded in 2017, 2016 and 2015, respectively. Based upon the grant date fair value of RSUs, it is anticipated that $5,210 of additional compensation costs will be recognized in future periods through 2021 for RSUs earned through December 31, 2017. The weighted average period over which this additional compensation cost will be expensed is 2.6 years. RSUs do not participate in Company-paid dividends.

Changes in restricted stock units during the year ended December 31, 2017 are as follows:

	2017	Weighted Average Grant Date Fair Value
Unvested restricted stock units, beginning of year	112	$41.48
Units granted	83	65.20
Units forfeited	(3)	53.11
Units vested	(31)	43.51
Unvested restricted stock units, end of year	161	53.09

The grant date fair value of the restricted stock units granted during 2017, 2016 and 2015 was $5,399, $1,946 and $937, respectively.

17. Operations by Industry Segment and Geographic Area

The Company has three reportable segments, each of which is comprised of multiple business units that offer similar products and services and meet the requirements for aggregation. A brief description of each segment is as follows:

Infrastructure Group - This segment consists of five business units, three of which design, engineer, manufacture and market a complete line of portable, stationary and relocatable hot-mix asphalt plants, wood pellet plants, asphalt pavers, material transfer vehicles, soil stabilizing – reclaiming machinery, milling machines, paver screeds and related ancillary equipment. The other two business units in this segment primarily operate as Company-owned dealers in the foreign countries in which they are domiciled. These two business units sell, service and install products produced by the manufacturing subsidiaries of the Company, and a majority of their sales are to customers in the infrastructure industry. The principal purchasers of the products produced by this group are asphalt producers, highway and heavy equipment contractors, wood pellet processors and foreign and domestic governmental agencies. The Infrastructure Group had sales to one pellet plant customer totaling $7,987, or 0.7% of total Company sales in 2017 and $135,187, or 11.8% of total Company sales in 2016. Portions of the equipment sold to this customer were manufactured by each of the Company's segments.

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

Energy Group - This segment consists of six business units that design, engineer, manufacture and market a complete line of drilling rigs for the oil and gas, geothermal and water well industries, high pressure diesel pump trailers for fracking and cleaning oil and gas wells, concrete plants, commercial and industrial burners, combustion control systems, a variety of industrial heaters to fit a broad range of applications including heating equipment for refineries, roofing material plants, chemical processing, rubber plants, oil sands and energy related processing, heat transfer processing equipment, thermal fluid storage tanks, waste heat recovery equipment, whole-tree pulpwood and biomass chippers and horizontal grinders. The principal purchasers of products produced by this group are oil, gas and water well drilling industry contractors, processors of oil, gas and biomass for energy production, ready mix concrete producers and contractors in the construction and demolition recycling markets. This group includes the operations of RexCon, Inc., which was acquired in October 2017.

Corporate - This category consists of business units that do not meet the requirements for separate disclosure as an operating segment or inclusion in one of the other reporting segments and includes the Company's parent company, Astec Industries, Inc., and a captive insurance company. The Company evaluates performance and allocates resources to its operating segments based on profit or loss from operations before U.S. federal income taxes and corporate overhead and thus these costs are included in the Corporate category.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are valued at prices comparable to those for unrelated parties.

Segment information for 2017
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Revenues from external customers	$553,691	$403,720	$227,328	$--	$1,184,739
Intersegment revenues	25,965	16,209	24,877	--	67,051
Interest expense	49	634	9	148	840
Depreciation and amortization	7,581	9,363	7,904	954	25,802
Income taxes	1,318	462	491	17,356	19,627
Profit (loss)	26,641	35,748	16,219	(40,963)	37,645

Assets	666,651	558,684	304,158	390,300	1,919,793
Capital expenditures	7,424	9,194	3,540	604	20,762

Segment information for 2016
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Revenues from external customers	$608,908	$359,760	$178,763	$--	$1,147,431
Intersegment revenues	16,957	35,031	24,946	--	76,934
Interest expense	31	948	4	412	1,395
Depreciation and amortization	7,205	10,033	6,655	920	24,813
Income taxes	3,033	664	437	27,973	32,107
Profit (loss)	71,482	34,877	4,145	(55,992)	54,512

Assets	657,225	518,351	271,121	417,351	1,864,048
Capital expenditures	14,451	7,437	5,018	178	27,084

Segment information for 2015
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Revenues from external customers	$428,737	$370,813	$183,607	$--	$983,157
Intersegment revenues	22,947	28,701	16,010	--	67,658
Interest expense	258	1,005	10	338	1,611
Depreciation and amortization	6,907	10,719	5,553	899	24,078
Income taxes	1,224	764	(129)	18,148	20,007
Profit (loss)	33,890	30,690	3,609	(36,623)	31,566

Assets	567,936	496,089	256,978	306,511	1,627,514
Capital expenditures	8,043	8,807	4,049	389	21,288

The totals of segment information for all reportable segments reconciles to consolidated totals as follows:

	2017	2016	2015
Net income attributable to controlling interest
Total profit for reportable segments	$78,608	$110,504	$68,189
Corporate expenses, net	(40,963)	(55,992)	(36,623)
Net loss attributable to non-controlling interest	205	171	831
Recapture (elimination) of intersegment profit	(55)	476	400
Total consolidated net income attributable to controlling interest	$37,795	$55,159	$32,797
Assets
Total assets for reportable segments	$1,529,493	$1,446,697	$1,321,003
Corporate assets	390,300	417,351	306,511
Elimination of intercompany profit in inventory	(7,075)	(7,020)	(7,496)
Elimination of intercompany receivables	(717,873)	(688,369)	(583,834)
Elimination of investment in subsidiaries	(303,209)	(272,766)	(223,500)
Other eliminations	(2,057)	(52,292)	(35,331)
Total consolidated assets	$889,579	$843,601	$777,353

Sales into major geographic regions were as follows:

	Year Ended December 31
	2017	2016	2015
United States	$932,294	$941,273	$722,287
Canada	65,509	37,539	54,321
Australia and Oceania	40,201	29,948	29,995
Africa	36,847	31,557	45,671
Other European Countries	18,679	19,198	23,867
South America (excluding Brazil)	18,562	28,204	32,454
Russia	13,609	3,185	8,466
Brazil	10,478	4,300	8,376
Other Asian Countries	10,286	6,926	9,513
Mexico	8,508	13,489	6,990
China	6,113	4,595	1,330
Post-Soviet States (excluding Russia)	5,951	3,293	8,345
Middle East	4,881	3,403	18,995
Japan and Korea	4,760	10,825	3,574
West Indies	3,421	2,994	1,532
Central America (excluding Mexico)	2,929	5,904	4,404
India	1,026	318	2,706
Other	685	480	331
Total foreign	252,445	206,158	260,870
Total consolidated sales	$1,184,739	$1,147,431	$983,157

Long-lived assets by major geographic region are as follows:

	December 31
	2017	2016
United States	$158,683	$151,470
Brazil	11,114	11,288
Northern Ireland	6,342	4,279
South Africa	5,684	5,372
Australia	4,532	4,234
Canada	2,893	2,860
Germany	1,148	1,035
Total foreign	31,713	29,068
Total	$190,396	$180,538

18. Accumulated Other Comprehensive Loss

The after-tax components comprising accumulated other comprehensive loss is summarized below:

	December 31
	2017	2016
Foreign currency translation adjustment	$(21,140)	$(27,839)
Unrecognized pension and post-retirement benefit cost, net of tax of $2,192 and $2,261, respectively	(3,103)	(3,723)
Accumulated other comprehensive loss	$(24,243)	$(31,562)

See Note 12, Pension and Retirement Plans, for discussion of the amounts recognized in accumulated other comprehensive loss related to the Company's Kolberg-Pioneer, Inc. defined pension plan.

19. Other Income

Other income consists of the following:

	Year Ended December 31
	2017	2016	2015
Investment loss	$(96)	$(276)	$(381)
Licensing fees	651	546	641
Income from life insurance policies	--	--	1,204
Other	663	259	1,591
Total	$1,218	$529	$3,055

20. Business Combinations

In October, 2017, the Company acquired substantially all of the assets and liabilities of RexCon, Inc. ("RexCon") for a total purchase price of $26,443. The purchase price was paid in cash with $3,000 deposited into escrow for a period of time not to exceed 18 months pending final resolution of certain post-closing adjustments and any indemnification claims. The Company's preliminary allocation of the purchase price includes the recognition of $3,488 of goodwill and $7,778 of other intangible assets consisting of non-compete agreements (5-year useful life), technology (19-year useful life), trade names (15-year useful life), and customer relationships (18-year useful life). The revenues and results of operations of RexCon were not significant in relation to the Company's consolidated financial statements for the period ended December 31, 2017 and would not have been material on a proforma basis to any earlier period. RexCon's operating results are included in the Company's Energy Group beginning in the fourth quarter of 2017.

RexCon, located in Burlington, Wisconsin was founded in 2003 through an asset acquisition with the original company founded over 100 years ago.  RexCon is a manufacturer of high-quality stationary and portable, central mix and ready mix concrete batch plants, concrete mixers and concrete paving equipment. RexCon specializes in providing portable, high-production concrete equipment to contractors and producers worldwide in a totally integrated turnkey production system, including customized site layout and design engineering, batch plants, mixers, water heaters and chillers, ice production and delivery systems, material handling conveyors, gensets and power distribution, cement silos and screws, central dust collection, aggregate heating and cooling systems, batch automation controls and batch office trailers.

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
C. Peer group indices use beginning of period market capitalization weighting. D. Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved Copyright 1980-2018.
     E. Calculated (or Derived) based from CRSP NYSE/AMEX/NASDAQ Market (US Companies), Center for Research in Security Prices (CRSP®), Graduate School of Business, The University of Chicago. Copyright 2018. Used with permission. All rights reserved.

F. The graph assumes $100 invested at the closing price of the Company's common stock on December 31, 2012 and assumes that all dividends were invested on the date paid.

ASTEC INDUSTRIES, INC.
FORM 10-K
INDEX OF EXHIBITS FILED HEREWITH

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

Date: March 1, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Benjamin G. Brock Benjamin G. Brock	Chief Executive Officer and President (Principal Executive Officer) and Director	March 1, 2018

/s/ David C. Silvious David C. Silvious	Chief Financial Officer, Vice President and Treasurer (Principal Financial and Accounting Officer)	March 1, 2018

/s/ W. Norman Smith W. Norman Smith	Director	March 1, 2018

/s/ William B. Sansom William B. Sansom	Director	March 1, 2018

/s/ Charles F. Potts Charles F. Potts	Director	March 1, 2018

/s/ Glen E. Tellock Glen E. Tellock	Director	March 1, 2018

/s/ William D. Gehl William D. Gehl	Director	March 1, 2018

/s/ Daniel K. Frierson Daniel K. Frierson	Director	March 1, 2018

/s/ William G. Dorey William G. Dorey	Director	March 1, 2018

/s/ James B. Baker James B. Baker	Director	March 1, 2018