Form 10-Q
period 2018-03-31
ASTEC INDUSTRIES INC
filed 2018-05-10
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
OR
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at April 23, 2018
Common Stock, par value $0.20	23,087,491

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
Astec Industries, Inc. Condensed Consolidated Balance Sheets (in thousands) (unaudited)
	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$41,940	$62,280
Investments	1,751	1,624
Trade receivables	149,450	114,786
Other receivables	4,404	5,166
Inventories	411,159	391,379
Prepaid expenses and other	23,533	27,734
Total current assets	632,237	602,969
Property and equipment, net	189,287	190,396
Investments	14,846	14,553
Goodwill	46,307	45,732
Other long-term assets	35,688	35,929
Total assets	$918,365	$889,579
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2,050	$2,469
Accounts payable	68,833	60,417
Customer deposits	51,519	49,381
Accrued product warranty	16,013	15,410
Accrued payroll and related liabilities	19,368	23,297
Accrued loss reserves	2,152	2,504
Other current liabilities	26,507	25,668
Total current liabilities	186,442	179,146
Long-term debt	1,357	1,575
Deferred income tax liabilities	1,567	1,509
Other long-term liabilities	20,923	20,584
Total liabilities	210,289	202,814
Shareholders' equity	707,001	685,672
Non-controlling interest	1,075	1,093
Total equity	708,076	686,765
Total liabilities and equity	$918,365	$889,579

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Income (in thousands, except per share data) (unaudited)

	Three Months Ended March 31,
	2018	2017
Net sales	$325,453	$318,401
Cost of sales	247,448	242,630
Gross profit	78,005	75,771
Selling, general, administrative and engineering expenses	52,078	53,121
Income from operations	25,927	22,650
Interest expense	150	265
Other income, net of expenses	461	512
Income from operations before income taxes	26,238	22,897
Income taxes	6,022	7,817
Net income	20,216	15,080
Net loss attributable to non-controlling interest	(51)	(40)
Net income attributable to controlling interest	$20,267	$15,120

Earnings per common share
Net income attributable to controlling interest:
Basic	$0.88	$0.66
Diluted	$0.87	$0.65
Weighted average number of common shares outstanding:
Basic	23,045	23,013
Diluted	23,236	23,176
Dividends declared per common share	$0.10	$0.10

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Comprehensive Income (in thousands) (unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$20,216	$15,080
Other comprehensive income:
Foreign currency translation adjustments	1,712	2,030
Change in unrecognized pension benefit cost	65	--
Other comprehensive income	1,777	2,030
Comprehensive income	21,993	17,110
Comprehensive income (loss) attributable to non-controlling interest	(48)	8
Comprehensive income attributable to controlling interest	$22,041	$17,102

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$20,216	$15,080
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	7,013	6,411
Provision (credit) for doubtful accounts	(82)	436
Provision for warranties	3,453	3,996
Deferred compensation benefit	(166)	(376)
Stock-based compensation	903	1,017
Deferred income tax expense (benefit)	86	(372)
Gain on disposition of fixed assets	(48)	(133)
Distributions to SERP participants	(124)	(123)
Change in operating assets and liabilities:
Sale (purchase) of trading securities, net	(108)	406
Trade and other receivables	(33,744)	(45,910)
Inventories	(19,780)	(12,166)
Prepaid expenses and other assets	(3,098)	401
Accounts payable	9,293	16,276
Accrued payroll and related expenses	(3,929)	(7,687)
Accrued product warranty	(2,825)	(3,460)
Customer deposits	2,138	(154)
Prepaid and income taxes payable, net	6,468	8,249
Other	2,013	3,387
Net cash used by operating activities	(12,321)	(14,722)
Cash flows from investing activities:
Expenditures for property and equipment	(5,011)	(5,406)
Proceeds from sale of property and equipment	59	140
Other	(393)	(292)
Net cash used by investing activities	(5,345)	(5,558)
Cash flows from financing activities:
Payment of dividends	(2,308)	(2,306)
Repayments of bank loans	(643)	(4,601)
Sale of Company shares held by SERP	376	285
Withholding tax paid upon vesting of restricted stock units	(364)	(501)
Net cash used by financing activities	(2,939)	(7,123)
Effect of exchange rates on cash	265	433
Net decrease in cash and cash equivalents	(20,340)	(26,970)
Cash and cash equivalents, beginning of period	62,280	82,371
Cash and cash equivalents, end of period	$41,940	$55,401

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc.
Condensed Consolidated Statement of Equity
For the Three Months Ended March 31, 2018
(in thousands)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accum- ulated Other Compre- hensive Loss	Company Shares Held by SERP	Retained Earnings	Non- controlling Interest	Total Equity
Balance, December 31, 2017	23,070	$4,614	$141,931	$(24,243)	$(1,960)	$565,330	$1,093	$686,765
Net income	--	--	--	--	--	20,267	(51)	20,216
Other comprehensive income	--	--	--	1,777	--	--	3	1,780
Change in ownership percentage of subsidiary	--	--	--	--	--	--	(43)	(43)
Dividends declared	--	--	3	--	--	(2,311)	--	(2,308)
Stock-based compensation	--	--	1,581	--	--	--	--	1,581
Stock issued under incentive plans	17	3	(3)	--	--	--	--	--
Withholding tax paid upon vesting of RSUs	--	--	(364)	--	--	--	--	(364)
SERP transactions, net	--	--	207	--	169	--	--	376
Other	--	--	--	--	--	--	73	73
Balance, March 31, 2018	23,087	$4,617	$143,355	$(22,466)	$(1,791)	$583,286	$1,075	$708,076

See Notes to Unaudited Condensed Consolidated Financial Statements

ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands, except per share amounts, unless otherwise specified)

Note 1.  Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Astec Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2017.

The unaudited condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Dollar and share amounts shown are in thousands, except per share amounts, unless otherwise specified.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers", which supersedes existing revenue guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  Certain provisions of the standard were clarified in March 2016 with the issuance of ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606)", which provided additional implementation guidance in order to eliminate the potential for diversity in practice arising from inconsistent application of the principal versus agent guidance. Under the new guidance, when an entity determines it is a principal in a transaction, the entity recognizes revenue in the gross amount of consideration; however, in transactions where an entity determines it is an agent, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled.  These new standards require companies to use more judgment and to make more estimates than under previous guidance and expand required disclosures to include information regarding contract assets and liabilities as well as a more disaggregated view of revenue. The standards are effective for public companies for annual periods beginning after December 15, 2017 and, as such, the Company adopted the new standards effective January 1, 2018 using the modified retrospective transition method.  See Note 11, Revenue Recognition, for additional disclosures required by the standards.  The adoption of the standards did not have a material impact on the Company's financial position, results of operations or cash flows, and no cumulative effect adjustment to retained earnings was necessitated.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10)", which requires, among other things, equity investments with readily determinable fair values, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income. The new standard was further clarified by the issuance of ASU No. 2018-03, "Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities" in February 2018.  The standards are effective for public companies in fiscal years beginning after December 15, 2017, and the Company adopted the standards effective January 1, 2018. The adoption of these standards did not have a material impact on the Company's financial position, cash flows or results of operations.

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

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)" which clarifies how certain cash receipts and cash payments should be presented on the statement of cash flows. The statement also addresses how the predominance principle should be applied when cash payments have aspects of more than one class of cash flows. The standard is effective for public companies in fiscal years beginning after December 15, 2017, and the Company adopted the standard effective January 1, 2018. The adoption of this standard did not have a material impact on the Company's unaudited condensed consolidated statements of cash flows.

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory" which requires companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory, such as intangible assets, when the transfer occurs. This is a change from previous guidance, which required companies to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized by being depreciated, amortized or impaired. The new guidance requires companies to defer the income tax effects of only intercompany transfers of inventory. The standard is effective for public companies in fiscal years beginning after December 15, 2017. The Company adopted the new standard effective January 1, 2018. The application of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

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

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", which permits companies to reclassify tax effects stranded in accumulated other comprehensive income ("OCI") as a result of tax reform impacting tax rates or other items, such as changing from a worldwide tax system to a territorial system, from OCI to retained earnings.  Other tax effects stranded in OCI due to other reasons, such as prior changes in tax laws or changes in valuation allowances, may not be reclassified.  Additional disclosures will also be required upon adoption of the new standard.  The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted.  The Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations or cash flows.

In March 2018, the FASB issued ASU No. 2018-05 "Income Taxes (Topic 740), amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update)", which addresses the accounting and disclosures around the enactment of the Tax Cuts and Jobs Act and the Securities and Exchange Commission's Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118").  The Company has adopted this new standard.  See Note 10, Income Taxes, for the disclosures related to this amended guidance.

Note 2.  Earnings per Share
Basic earnings per share are determined by dividing earnings by the weighted average number of common shares outstanding during each period.  Diluted earnings per share include the potential dilutive effect of restricted stock units and shares held in the Company's Supplemental Executive Retirement Plan.

The following table sets forth net income attributable to controlling interest and the number of basic and diluted shares used in the computation of earnings per share:

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income attributable to controlling interest	$20,267	$15,120
Denominator:
Denominator for basic earnings per share	23,045	23,013
Effect of dilutive securities:
Restricted stock units	136	102
Supplemental Executive Retirement Plan	55	61
Denominator for diluted earnings per share	23,236	23,176

Note 3.  Receivables
Receivables are net of allowances for doubtful accounts of $1,446 and $1,716 as of March 31, 2018 and December 31, 2017, respectively.

Note 4.  Inventories
Inventories consist of the following:

	March 31, 2018	December 31, 2017
Raw materials and parts	$171,713	$146,144
Work-in-process	148,146	129,441
Finished goods	71,167	94,571
Used equipment	20,133	21,223
Total	$411,159	$391,379

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

Note 5.  Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation of $242,831 and $237,742 as of March 31, 2018 and December 31, 2017, respectively.

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

As indicated in the tables below (which excludes the Company's pension assets), the Company has determined that all of its financial assets and liabilities as of March 31, 2018 and December 31, 2017 are Level 1 and Level 2 in the fair value hierarchy as defined above:

	March 31, 2018
	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$115	$--	$115
SERP mutual funds	5,200	--	5,200
Preferred stocks	362	--	362
Trading debt securities:
Corporate bonds	5,659	--	5,659
Municipal bonds	--	1,672	1,672
Floating rate notes	877	--	877
U.S. Treasury notes	1,311	--	1,311
Asset backed securities	--	499	499
Other	--	902	902
Derivative financial instruments	--	190	190
Total financial assets	$13,524	$3,263	$16,787

Financial Liabilities:
SERP liabilities	$--	$8,362	$8,362
Derivative financial instruments	--	13	13
Total financial liabilities	$--	$8,375	$8,375

	December 31, 2017
	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$124	$--	$124
SERP mutual funds	4,839	--	4,839
Preferred stocks	364	--	364
Trading debt securities:
Corporate bonds	5,661	--	5,661
Municipal bonds	--	1,912	1,912
Floating rate notes	753	--	753
U.S. Treasury notes	1,030	--	1,030
Asset backed securities	--	526	526
Other	--	968	968
Total financial assets	$12,771	$3,406	$16,177

Financial Liabilities:
SERP liabilities	$--	$8,552	$8,552
Derivative financial instruments	--	112	112
Total financial liabilities	$--	$8,664	$8,664

The Company reevaluates the volume of trading activity for each of its investments at the end of each quarter and adjusts the level within the fair value hierarchy as needed.  No investments changed hierarchy levels from December 31, 2017 to March 31, 2018.

The trading equity investments noted above are valued at their fair value based on their quoted market prices, and the debt securities are valued based upon a mix of observable market prices and model driven prices derived from a matrix of observable market prices for assets with similar characteristics obtained with the assistance of a nationally recognized third-party pricing service.  Additionally, a significant portion of the SERP's investments in trading equity securities are in money market and mutual funds.  As these money market and mutual funds are held in a SERP, they are also included in the Company's liability under its SERP.

Trading debt securities are comprised of marketable debt securities held by Astec Insurance. Astec Insurance has an investment strategy that focuses on providing regular and predictable interest income from a diversified portfolio of high-quality fixed income securities.

Net unrealized gains or losses incurred on investments held amounted to net gains of $140 and $242 as of March 31, 2018 and December 31, 2017, respectively.

Note 7.  Debt
On April 12, 2017, the Company and certain of its subsidiaries entered into an amended and restated credit agreement whereby Wells Fargo extended to the Company an unsecured line of credit of up to $100,000, including a sub-limit for letters of credit of up to $30,000. There were no borrowings outstanding under the agreement at any time during the three-month period ended March 31, 2018.  Letters of credit totaling $9,400, including $3,200 of letters of credit issued to banks in Brazil to secure the local debt of Astec do Brasil Fabricacao de Equipamentos Ltda. ("Astec Brazil"), were outstanding under the credit facility as of March 31, 2018, resulting in additional borrowing ability of $90,600 under the credit facility. The credit agreement has a five-year term expiring in April 2022.  Borrowings under the agreement are subject to an interest rate equal to the daily one-month LIBOR rate plus a 0.75% margin, resulting in a rate of 2.64% as of March 31, 2018. The unused facility fee is 0.125%. Interest only payments are due monthly. The amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income and minimum tangible net worth.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd ("Osborn"), has a credit facility of $8,035 with a South African bank to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of March 31, 2018, Osborn had no outstanding borrowings but had $1,346 in performance, advance payment and retention guarantees outstanding under the facility. The facility has been guaranteed by Astec Industries, Inc., but is otherwise unsecured. A 0.75% unused facility fee is charged if less than 50% of the facility is utilized. As of March 31, 2018, Osborn had available credit under the facility of $6,689. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 9.75% as of March 31, 2018.

The Company's Brazilian subsidiary, Astec Brazil, has outstanding working capital loans totaling $2,891 as of March 31, 2018 from Brazilian banks with interest rates ranging from 10.4% to 11.0%.  The loans' maturity dates range from November 2018 to April 2024 and the debts are secured by Astec Brazil's manufacturing facility and also by letters of credit totaling $3,200 issued by Astec Industries, Inc.  Additionally, Astec Brazil has various five-year equipment financing loans outstanding with Brazilian banks in the aggregate of $516 as of March 31, 2018 that have interest rates ranging from 3.5% to 16.3%.  These equipment loans have maturity dates ranging from September 2018 to April 2020.  Astec Brazil's loans are included in the accompanying unaudited condensed consolidated balance sheets as current maturities of long-term debt ($2,050) and long-term debt ($1,357) as of March 31, 2018.

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

Changes in the Company's product warranty liability for the three-month periods ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
Reserve balance, beginning of the period	$15,410	$13,156
Warranty liabilities accrued	3,453	3,996
Warranty liabilities settled	(2,825)	(3,460)
Other	(25)	27
Reserve balance, end of the period	$16,013	$13,719

Note 9.  Accrued Loss Reserves
The Company records reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company.  The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events.  Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future.  Total accrued loss reserves were $8,291 as of March 31, 2018 and $8,119 as of December 31, 2017, of which $6,139 and $5,615 were included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively.

Note 10.  Income Taxes
The Company's combined effective income tax rate was 23.0% and 34.1% for the three-month periods ended March 31, 2018 and 2017, respectively.  The Company's effective tax rates for the three-month periods ended March 31, 2018 and 2017 include the effect of state income taxes and other discrete items as well as a benefit for research and development credits.  The Company's recorded liability for uncertain tax positions as of March 31, 2018 has increased by approximately $32 as compared to December 31, 2017 due to additional taxes and interest on existing reserves.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") was signed into law making significant changes to the Internal Revenue Code ("IRC"). Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company's fourth quarter 2017 provision for income taxes was reduced by $1,056 (comprised of a $1,548 reduction in income tax expense recorded in connection with the remeasurement of deferred tax assets and liabilities and $492 of additional income tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings) due to applying the provisions of the Tax Act. As of March 31, 2018, the Company has not remeasured the one-time transition tax.  The accounting for the one-time transition tax is expected to be completed in the fourth quarter of 2018, coincident with the filing of the Company's 2017 U.S. federal income tax return.

In March 2018, the FASB issued ASU No. 2018-05 "Income Taxes (Topic 740), amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update)", which addresses the accounting and disclosures around the enactment of the Tax Act and SAB 118, which was issued in December 2017. SAB 118 was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, the Company determined that $492 of additional income tax liability recorded at December 31, 2017 due to the provisions of the Tax Act is a provisional amount and constituted a reasonable estimate at March 31, 2018, based upon the best information currently available. The ultimate impact may differ from the provisional amount, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued and actions the Company may take as a result of the Tax Act. Any subsequent adjustment to the amount will be recorded to current income tax expense when the analysis is complete, which is expected in the fourth quarter of 2018, coincident with the filing of the Company's 2017 U.S. federal income tax return.

In addition to providing for a territorial tax system, beginning in 2018 the Tax Act also includes two new U.S. tax base erosion provisions: the global intangible low-taxed income ("GILTI") provisions and the base-erosion and anti-abuse tax ("BEAT") provisions.

The GILTI provisions require the Company to include, in its U.S. federal income tax return, foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. The Company elected to account for GILTI tax in the period in which it is incurred, and, therefore, did not provided any deferred tax impacts of GILTI in its consolidated financial statements as of December 31, 2017.  As of March 31, 2018, the Company has estimated an annualized GILTI inclusion for 2018 of $2,081, resulting in $127 of income tax expense for the three-month period ended March 31, 2018.

The BEAT provisions in the Tax Act eliminates the deduction of certain base-erosion payments made to related foreign corporations and imposes a minimum tax, if greater than regular tax. The Company does not expect it will be subject to this tax, and, therefore, has not included any tax impact of BEAT in its unaudited condensed consolidated financial statements for the three-month period ended March 31, 2018.

The Tax Act also provides for a new U.S. tax deduction, the foreign-derived intangible income ("FDII") provision.  The FDII provision allows the Company to claim a deduction, in its U.S. federal income tax return, based upon a percentage of calculated taxable income from foreign-derived intangible income. As of March 31, 2018, the Company estimated the annual deduction for FDII to be $3,345 for 2018, resulting in a $203 reduction to income tax expense in the three-month period ended March 31, 2018.

The changes to existing U.S. tax laws as a result of the Tax Act, which we believe have the most significant impact on the Company's federal income taxes are as follows:

Reduction of the U.S. Corporate Income Tax Rate: The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company recognized a deferred tax benefit of $1,548 as of December 31, 2017 due to the remeasurement necessitated by the Tax Act's reduction of the U.S. corporate federal income tax rate from 35% to 21%. This benefit is attributable to the Company being in a net deferred tax liability position when considering only U.S. federal deferred items. The Company has significant deferred tax assets related to foreign jurisdictions and U.S. state income taxes.

Transition Tax on Foreign Earnings: The Company recognized a provisional income tax liability of $492 as of December 31, 2017 related to the one-time transition tax on certain foreign earnings. The determination of the transition tax requires further analysis regarding the amount and composition of the Company's historical foreign earnings and foreign taxes, which is expected to be completed in the fourth quarter of 2018, coincident with the filing of the Company's 2017 U.S. federal income tax return.

Repeal of Domestic Production Activities Deduction: The Domestic Production Activities Deduction ("DPAD") benefit has historically been material to the Company's federal income taxes; however, the Tax Act repealed the DPAD previously provided under IRC §199, and, as such, no DPAD benefit is reflected in the three-month period ended March 31, 2018.  The DPAD benefit reduced income tax expense by $447 for the three-month period ended March 31, 2017.

Note 11.  Revenue Recognition: As discussed in Note 1, the Company adopted the provisions of ASU No. 2014-09, "Revenue from Contracts with Customers" and its related amendments effective January 1, 2018.  The adoption of this standard did not have a material impact on the timing or amounts of revenues recognized by the Company, and, as such, no cumulative effect adjustment was recorded as of the adoption of the standard.

The following table disaggregates our revenue by major source for the three-month period ended March 31, 2018 (excluding intercompany sales):

	Infrastructure Group	Aggregate and Mining Group	Energy Group	Total
Net Sales-Domestic:
Equipment sales	$85,518	$63,494	$36,731	$185,743
Parts and component sales	41,113	17,834	11,315	70,262
Equipment installation revenue	837	--	--	837
Service revenue	1,091	326	2,096	3,513
Rental revenue	--	72	159	231
Used equipment sales	1,624	1,410	167	3,201
Extended warranty revenue	472	(5)	25	492
Freight revenue	4,038	1,808	1,332	7,178
Other	(207)	(1,103)	(71)	(1,381)
Total domestic revenue	134,486	83,836	51,754	270,076

Net Sales-International:
Equipment sales	5,914	22,327	4,762	33,003
Parts and component sales	5,062	10,289	2,473	17,824
Equipment installation revenue	34	11	--	45
Service revenue	778	300	--	1,078
Rental revenue	61	--	15	76
Used equipment sales	503	856	--	1,359
Extended warranty revenue	--	23	24	47
Freight revenue	256	1,331	264	1,851
Other	--	94	--	94
Total international revenue	12,608	35,231	7,538	55,377

Total net sales	$147,094	$119,067	$59,292	$325,453

Revenue is recognized when obligations under the terms of a contract are satisfied and generally occurs with the transfer of control of the product or services at a point in time. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services.  The Company generally obtains purchase authorizations from its customers for a specified amount of products at a specified price with specific delivery terms. A significant portion of the Company's equipment sales represents equipment produced in the Company's manufacturing facilities under short-term contracts for a customer's project or equipment designed to meet a customer's requirements. Most of the equipment sold by the Company is based on standard configurations, some of which are modified to meet customer's needs or specifications. The Company provides customers with technical design and performance specifications and typically performs pre-shipment testing to ensure the equipment performs according to the customer's need, regardless of whether the Company provides installation services in addition to the equipment.  Significant down payments are required on many equipment orders with other terms allowing for payment shortly after shipment, typically 30 days. Taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between the Company and its customers, such as sales, use, value-added and some excise taxes, are excluded from revenue.  Expected warranty costs for our standard warranties are expensed at the time the related revenue is recognized.  Costs of obtaining sales contracts with an expected duration of one year or less are expensed as incurred.  As contracts are typically fulfilled within one year from the date of the contract, revenue adjustments for a potential financing component or the costs to obtain the contract are not made.  Other contract assets are not material.

Depending on the terms of the arrangement with the customer, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if we have to satisfy a future obligation, such as to provide installation assistance, service work to be performed in the future without charge, floor plan interest to be reimbursed to our dealer customers or for annual rebates given to certain high volume customers. Contract liabilities, excluding customer deposits, are immaterial at March 31, 2018.

Certain contracts include terms and conditions pursuant to which the Company recognizes revenues upon the completion of production, and the equipment is subsequently stored at the Company's plant at the customer's request. Revenue is recorded on such contracts upon the customer's assumption of title and risk of ownership, which transfers control of the equipment, and when collectability is reasonably assured. Additionally, in order to recognize the sale as a bill and hold, the product must be identified as belonging to the customer, be ready for physical transfer to the customer and the Company cannot have the ability to use the product or to direct it to another customer.

The Company has a pellet plant sale accounted for over time using the ratio of costs incurred to estimated total costs. Under the over time method, revenue, in an amount equal to cost incurred, is recognized until there is sufficient information to determine the estimated profit on the project with a reasonable level of certainty. The factors considered in this evaluation include the stage of design completion, the stage of equipment manufacturing completion, the state of construction completion, the status of outstanding subcontracts, certainty of quantities of labor and materials, certainty of the schedule and the relationship with the customer. Pellet plant sales recognized under the over time method in the first quarter of 2018 were not significant.  Penalties are accounted for as a reduction in net sales.  Net contract assets/liabilities were an asset of $1,401 as of March 31, 2018 and a liability of $2,757 as of December 31, 2017.

Equipment Installation and Service Revenue – The Company often contracts with the purchaser of its equipment to provide installation services.  Installation is separately priced in the contract based upon observable market prices for stand-alone performance obligations or a cost plus margin approach when one is not available.  The Company may also provide future service on equipment sold at the customer's request, which may be for equipment repairs after the warranty period expires.  Service is billed on a cost plus margin approach or at a standard rate per hour.

Rental Revenue – The Company occasionally rents its equipment to customers under short-term rental agreements.  Rental revenue is recognized ratably over the rental period.

Used Equipment Sales – Used equipment is obtained by trade-in on new equipment sales, as a separate purchase in the open market or from the Company's equipment rental business.  Revenues from the sale of used equipment are recognized upon transfer of control to the customer at agreed upon pricing.

Extended Warranty Revenue – The Company occasionally sells separately priced contracts which extend warranty coverages beyond the base warranty period included with its equipment when sold.  Revenues for extended warranties sold are recognized over the life of the contract.

Freight Revenue - The Company records revenues earned for shipping and handling as revenue at the time of shipment, regardless of whether or not it is identified as a separate performance obligation.  The cost of shipping and handling is classified as cost of goods sold concurrently.

Other Revenues – Miscellaneous revenues and offsets not associated with one of the above classifications include early pay discounts and floor plan interest reimbursements.

Note 12.  Segment Information
The Company has three reportable segments, each of which is comprised of multiple business units that offer similar products and services and meet the requirements for aggregation. A brief description of each segment is as follows:

Infrastructure Group - This segment consists of five business units, three of which design, engineer, manufacture and market a complete line of portable, stationary and relocatable hot-mix asphalt plants, wood pellet plants, asphalt pavers, material transfer vehicles, stabilizers, milling machines, paver screeds and related ancillary equipment. The other two business units in this segment primarily operate as Company-owned dealers in the foreign countries in which they are domiciled. These two business units sell, service and install products produced by the manufacturing subsidiaries of the Company, and a majority of their sales are to customers in the infrastructure industry. The principal purchasers of the products produced by this group are asphalt producers, highway and heavy equipment contractors, distributors, wood pellet processors and foreign and domestic governmental agencies.

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

Energy Group - This segment consists of six business units that design, engineer, manufacture and market a complete line of drilling rigs for the oil and gas, geothermal and water well industries, high pressure diesel pump trailers for fracking and cleaning oil and gas wells, commercial and industrial burners, combustion control systems, a variety of industrial heaters to fit a broad range of applications including heating equipment for refineries, roofing material plants, chemical processing, rubber plants, oil sands and energy related processing, heat transfer processing equipment, thermal fluid storage tanks, waste heat recovery equipment, central mix and ready mix concrete batch plants, concrete mixers and concrete paving equipment, whole-tree pulpwood and biomass chippers and horizontal grinders. The principal purchasers of products produced by this group are oil, gas and water well drilling industry contractors, processors of oil, gas and biomass for energy production, concrete plant operators and contractors in the construction and demolition recycling markets. This group includes the operations of RexCon, Inc. beginning in October 2017.

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

Segment Information:
	Three Months Ended March 31, 2018
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$147,094	$119,067	$59,292	$--	$325,453
Intersegment sales	8,271	3,906	5,139	--	17,316
Gross profit	33,280	29,289	15,286	150	78,005
Gross profit percent	22.6%	24.6%	25.8%	--	24.0%
Segment profit (loss)	$14,852	$13,110	$4,611	$(11,248)	$21,325

	Three Months Ended March 31, 2017
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$165,243	$100,613	$52,545	$--	$318,401
Intersegment sales	4,025	3,436	5,591	--	13,052
Gross profit	37,801	25,023	12,887	60	75,771
Gross profit percent	22.9%	24.9%	24.5%	--	23.8%
Segment profit (loss)	$18,180	$8,428	$2,729	$(14,428)	$14,909

A reconciliation of total segment profits to the Company's consolidated totals is as follows:

	Three Months Ended March 31,
	2018	2017
Total segment profits	$21,325	$14,909
Recapture (elimination) of intersegment profit	(1,109)	171
Net income	20,216	15,080
Net loss attributable to non-controlling interest in subsidiaries	(51)	(40)
Net income attributable to controlling interest	$20,267	$15,120

Note 13.  Contingent Matters
Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of $3,366 as of March 31, 2018.  The maximum potential amount of future payments for which the Company would be liable was equal to $3,366 as of March 31, 2018.  These arrangements also provide that the Company will receive the lender's full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements.  The Company has recorded a liability of $962 related to these guarantees as of March 31, 2018.

In addition, the Company is contingently liable under letters of credit issued by Wells Fargo totaling $9,400 as of March 31, 2018, including $3,200 of letters of credit that guarantee certain Astec Brazil bank debt.  The outstanding letters of credit expire at various dates through October 2020.  As of March 31, 2018, the Company's foreign subsidiaries are contingently liable for a total of $6,188 in performance letters of credit, advance payments and retention guarantees.  The maximum potential amount of future payments under these letters of credit and guarantees for which the Company could be liable is $15,588 as of March 31, 2018.

The Company has a sales contract with the purchaser of a large wood pellet plant, on which inception to date revenues of $142,487 have been recorded through March 31, 2018.  Revenues for the three months ended March 31, 2018 were not significant.  As the plant had not yet met the production output and operational specifications set forth in the original contract, the Company entered into a contract amendment in February 2018, whereby the Company agreed to compensate the customer for production shortfalls caused by the Company and other potential costs (depending upon the market price of wood pellets), from January 1, 2018 through June 15, 2018.  The Company incurred penalties related to production shortfalls in the three-month period ended March 31, 2018 (penalties are recorded as reductions in revenues) and expects to incur additional penalties during the three-month period ended June 30, 2018.  The customer's ultimate acceptance of the plant, and forfeiture of their right to any potential refund of the purchase price, is contingent upon the plant operating at the aforementioned production output and operational specifications during a 30-day test period. Under the terms of the contract, as currently amended, the original test period deadline of June 19, 2018 could potentially be extended by 120 to 180 days, during which time the customer may be entitled to additional damages.

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

Note 14.  Shareholders' Equity
Under the Company's long-term incentive plans, key members of management may be issued restricted stock units ("RSUs") each year based upon the annual financial performance of the Company and its subsidiaries. The number of RSUs granted to employees each year is determined based upon the performance of individual subsidiaries and consolidated annual financial performance.  Generally, for RSUs granted through 2016, each award will vest at the end of five years from the date of grant, or at the time a recipient retires after reaching age 65, if earlier. Awards granted in 2017 and thereafter will vest at the end of three years from the date of grant or at the time a recipient retires after reaching age 65, if earlier.  Additional RSUs are granted to the Company's outside directors under the Company's Non-Employee Directors Compensation Plan with a one-year vesting period.

A total of 24 and 22 RSUs vested during the three-month periods ended March 31, 2018 and 2017, respectively.  The Company withheld 7 and 8 shares due to statutory payroll tax withholding requirements upon the vesting of the RSUs in the first three months of 2018 and 2017, respectively, and used Company funds to remit the related required minimum withholding taxes to the various tax authorities.  The vesting date fair value of the RSUs that vested during the first three months of 2018 and 2017 was $1,412 and $1,445, respectively.  The grant date fair value of the RSUs granted during the first three months of 2018 and 2017 was $3,098 and $4,895, respectively.  Compensation expense of $752 and $856 was recorded in the three-month periods ended March 31, 2018 and 2017, respectively, to reflect the fair value of RSUs granted (or anticipated to be granted for 2018 performance) to employees amortized over the portion of the vesting period occurring during the periods.

Note 15.  Other Income, Net of Expenses
Other income, net of expenses for the three-month periods ended March 31, 2018 and 2017 is presented below:

	Three Months Ended March 31,
	2018	2017
Interest income	$214	$175
Gain (loss) on investments	(103)	27
License fee income	194	250
Other	156	60
Total	$461	$512

Note 16.  Derivative Financial Instruments
The Company is exposed to certain risks related to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency risk.  From time to time the Company's foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.  The fair value of the derivative financial instruments is recorded on the Company's balance sheet and is adjusted to fair value at each measurement date.  The changes in fair value are recognized in the accompanying unaudited condensed consolidated statements of income in the current period.  The Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes.  The average U.S. dollar equivalent notional amount of outstanding foreign currency exchange contracts was $12,947 during the three-month period ended March 31, 2018. The Company included $190 of derivative assets in other current assets and $13 of derivative liabilities in other current liabilities as of March 31, 2018.  The Company reported $112 of derivative liabilities in other current liabilities as of December 31, 2017.  The Company recognized, as a component of cost of sales, a net gain of $187 and a net loss of $350 on the changes in fair value of derivative financial instruments in the three-month periods ended March 31, 2018 and 2017, respectively.  There were no derivatives that were designated as hedges as of March 31, 2018.

Note 17.  Business Combination
On October 1, 2017, the Company acquired substantially all of the assets and liabilities of RexCon LLC ("RexCon") for a total purchase price of $26,443. The purchase price was paid in cash with $3,000 deposited into escrow for a period of time not to exceed eighteen months pending final resolution of certain post-closing adjustments and any indemnification claims.  The Company's preliminary allocation of the purchase price includes the recognition of $3,488 of goodwill and $7,778 of other intangible assets consisting of non-compete agreements (5-year useful life), technology (19-year useful life), trade names (15-year useful life) and customer relationships (18-year useful life).  The revenues and results of operations of RexCon were not significant in relation to the Company's consolidated financial statements for the period ended March 31, 2018 and would not have been material on a proforma basis to any earlier period.  RexCon's operating results are included in the Company's Energy Group beginning in the fourth quarter of 2017.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words "will," "would," "should," "could," "may," "believes," "anticipates," "intends," "forecasts" and "expects" and similar expressions.  Such forward-looking statements include, without limitation, statements regarding the Company's expected sales and results of operations during 2018 (including the recognition of revenue related to pellet plant sales), the Company's expectation to meet the production output and operational specifications on its pellet plant sales contract, the Company's expected capital expenditures in 2018, the expected benefit and impact of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through May 2019, the amount and impact of any current or future state or federal funding for transportation construction programs, the need for road improvements, the amount and impact of other public sector spending and funding mechanisms, changes in the economic environment as it affects the Company, the market confidence of customers and dealers, the Company being called upon to fulfill certain contingencies, the expected dates of granting of restricted stock units, changes in interest rates and the impact of such changes on the financial results of the Company, changes in the prices of steel and oil and the impact of such changes generally and on the demand for the Company's products, customer's buying decisions, the Company's business, the ability of the Company to offset future changes in prices in raw materials, the change in the strength of the dollar and the level of the Company's presence and sales in international markets, the impact that further development of domestic oil and natural gas production capabilities would have on the domestic economy and the Company's business, the seasonality of the Company's business, the Company's investments, the percentage of the Company's equipment sold directly to end users, the amount or value of unrecognized tax benefits, the impact of IRS tax regulations, payment of dividends by the Company, and the ultimate outcome of the Company's current claims and legal proceedings.

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

The risks and uncertainties identified herein under the caption "Item 1A. Risk Factors" in Part II of this Report, elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2017, should be carefully considered when evaluating the Company's business and future prospects.

Overview
The Company is a leading manufacturer and seller of equipment for the road building, aggregate processing, geothermal, water, oil and gas, and wood processing industries. The Company's primary businesses:

•
design, engineer, manufacture and market equipment used in each phase of road building, including mining, quarrying and crushing the aggregate, material handling solutions, producing asphalt or concrete, recycling old asphalt or concrete and asphalt paving;

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

Energy Group - This segment consists of six business units that design, manufacture and market heaters, gas, oil and combination gas/oil burners, combustion control systems, drilling rigs, concrete plants, wood chippers and grinders, pump trailers, commercial and industrial burners, combustion control systems, storage equipment and related parts to the oil and gas, construction and water well industries. RexCon, Inc. was added to this group effective October 1, 2017 as described below.

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

3.
Energy Group – Heatec, Inc., CEI, Inc., GEFCO, Inc., Peterson Pacific Corp., Power Flame Incorporated and RexCon, Inc. (beginning in October 2017). RexCon, Inc., a manufacturer of high-quality stationary and portable, central mix and ready mix concrete batch plants, concrete mixers and concrete paving equipment, was added to this group effective October 1, 2017 upon the acquisition of substantially all of the assets and liabilities of RexCon LLC.

The Company also has one other category, Corporate, that contains the business units that do not meet the requirements for separate disclosure as a separate operating segment or inclusion in one of the other reporting segments. The business units in the Corporate category are Astec Insurance Company ("Astec Insurance") and Astec Industries, Inc., the parent company. These two companies provide support and corporate oversight for all the companies that fall within the reportable operating segments.

The Company's financial performance is affected by a number of factors, including the cyclical nature and varying conditions of the markets it serves. Demand in these markets fluctuates in response to overall economic conditions and is particularly sensitive to the amount of public sector spending on infrastructure development, privately funded infrastructure development, changes in the price of crude oil, which affects the cost of fuel and liquid asphalt, demand for wood pellets and changes in the price of steel.

The Company believes that federal highway funding influences the purchasing decisions of the Company's customers, who are typically more comfortable making capital equipment purchases with long-term federal legislation in place. Federal and state funding impacts a significant portion of all highway, street and roadway construction in the United States.

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

The Company believes a multi-year highway program (such as the FAST Act) has a positive impact on the road construction industry and allows public transportation agencies and contractors to plan and execute longer-term projects. Since elected in late 2016, the current executive branch of the federal government has stressed that one of its priorities is a new infrastructure bill including increased funding for roads, bridges, tunnels, airports, railroads, ports and waterways, pipelines, clean water infrastructure, energy infrastructure and telecommunication needs. The funding for the bill as originally proposed would rely in part on direct federal spending as well as increased private sector funding in exchange for federal tax credits. Governmental funding that is committed or earmarked for federal highway projects is always subject to repeal or reduction. Although continued funding under the FAST Act or funding of a bill passed by the new administration is expected, it may be at lower levels than originally approved or anticipated. In addition, Congress could pass legislation in future sessions that would allow for the diversion of previously appropriated highway funds for other purposes, or it could restrict funding of infrastructure projects unless states comply with certain federal policies. The level of future federal highway construction is uncertain and any future funding may be at levels lower than those currently approved or that have been approved in the past.

The public sector spending described above is needed to fund road, bridge and mass transit improvements. The Company believes that increased funding is necessary to restore the nation's highways to the quality level required for safety, fuel efficiency and mitigation of congestion. In the Company's opinion, amounts needed for such improvements are significantly greater than amounts approved to date, and funding mechanisms such as the federal usage fee per gallon of gasoline, which remains at the 1993 level of 18.4 cents per gallon, would likely need to be increased along with other measures to generate the funds needed.

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and its impact on customers' purchasing decisions and the price of steel may each affect the Company's financial performance. Economic downturns generally result in decreased purchasing by the Company's customers, which, in turn, causes reductions in sales and increased pricing pressure on the Company's products. Rising interest rates also typically negatively impact customers' attitudes toward purchasing equipment. The Federal Reserve has maintained historically low interest rates in response to the economic downturn which began in 2009; however, the Federal Reserve raised the Federal Funds Rate in 2016 and again in March, June and December 2017 and March 2018, and may implement additional increases in the future.

Significant portions of the Company's revenues from the Infrastructure Group relate to the sale of equipment involved in the production, handling, recycling or application of asphalt. Liquid asphalt is a by-product of oil refining. An increase or decrease in the price of oil impacts the cost of asphalt, which could alter demand for asphalt production and application, and, therefore affect demand for certain Company products. While increasing oil prices may have a negative financial impact on many of the Company's customers, the Company's equipment can use a significant amount of recycled asphalt pavement, thereby partially mitigating the effect of increased oil prices on the final cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. Oil prices rose during much of 2016 and continued to fluctuate during 2017 and early 2018, and fluctuations are expected to continue in the future. Minor fluctuations in oil prices should not have a significant impact on customers' buying decisions. Other factors such as political uncertainty in oil producing countries, interruptions in oil production due to disasters, whether natural or man-made, or other economic factors could significantly impact oil prices, which could negatively impact demand for the Company's products. However, the Company believes the continued funding of the FAST Act federal highway bill passed in December 2015 has greater potential to impact the buying decisions of the Company's customers than does the fluctuation of oil prices in 2018.

Contrary to the impact of oil prices on many of the Company's Infrastructure Group products as discussed above, the products manufactured by the Energy Group, which are used in drilling for oil and natural gas, in heaters for refineries and oil sands and in double fluid pump trailers for fracking and oil and gas extraction, would benefit from higher oil and natural gas prices, to the extent that such higher prices lead to increased development in the oil and natural gas production industries. The Company believes further development of domestic oil and natural gas production capabilities is needed and would positively impact the demand for the Company's oil and gas related products.

Steel is a major component in the Company's equipment. Steel prices rose substantially during the first quarter of 2018 and are expected to continue to rise in the near term due to strong demand, an improving economy and the U.S. 232 trade action implementing tariffs on the importation of certain foreign steel.  We expect pricing to remain at elevated levels at least until typical seasonal demand declines occur in the second half of 2018. The Company continues to utilize forward-looking contracts (with no minimum or specified quantity guarantees) coupled with advanced steel purchases to minimize the impact of any price increases. The Company will continue to review the trends in steel prices throughout 2018 and establish future contract pricing accordingly.

In addition to the factors stated above, many of the Company's markets are highly competitive, and its products compete worldwide with a number of other manufacturers and dealers that produce and sell similar products. From 2010 through mid-2012, a weak U.S. dollar, combined with improving economic conditions in certain foreign economies, had a positive impact on the Company's international sales. From mid-2012 through early 2018, the strong U.S. dollar has negatively impacted pricing in certain foreign markets the Company serves. The Company expects the U.S. dollar to remain strong as compared to historical rates in the near term relative to most foreign currencies. Increasing domestic interest rates or weakening economic conditions abroad could cause the U.S. dollar to strengthen above current values, which could negatively impact the Company's international sales.

In the United States and internationally, the Company's equipment is marketed directly to customers as well as through dealers. During 2017, approximately 65% of the Company's sales were to the end user. The Company expects this ratio to be between 60% and 70% for 2018.

The Company is operated on a decentralized basis with a complete operating management team for each operating subsidiary. Finance, insurance, legal, shareholder relations, corporate accounting and other corporate matters are primarily managed at the corporate level (i.e., Astec Industries, Inc., the parent company). The engineering, design, sales, manufacturing and basic accounting functions are the responsibility of each individual subsidiary. Standard accounting procedures are prescribed and followed in all reporting.

Under the Company's current profit sharing plans, corporate officers, subsidiary presidents and other key management employees at each subsidiary have the opportunity to earn profit sharing incentives based upon the Company's and/or the individual groups or subsidiaries' return on capital employed, EBITDA margin and safety. Corporate officers' and subsidiary presidents' awards when calculated at targeted performance, are between 35% and 100% of their base salary, depending upon their responsibilities, and the plans allow for awards of up to 200% of target incentive compensation. Each subsidiary also has the opportunity to earn up to 10% of its after-tax profit as a profit-sharing incentive award to be paid to its non-management employees.

Under the Company's current long-term incentive plans, corporate officers, subsidiary presidents and other corporate or subsidiary management employees will be awarded Restricted Stock Units ("RSUs") if certain goals are met based upon the Company's Total Shareholder's Return ("TSR") as compared to a peer group and the Company's pretax profit margin. The grant date value of corporate officers' and subsidiary presidents' awards, when calculated at targeted performance, are between 20% and 100% of their base salary, depending upon their responsibilities, and the plans allow for awards of up to 200% of target incentive compensation. Additional RSUs may be granted to other key subsidiary management employees based upon individual subsidiary profits.

Results of Operations

Net Sales
Net sales for the first quarter of 2018 were $325,453 compared to $318,401 for the first quarter of 2017, an increase of $7,052 or 2.2%. Sales are generated primarily from new equipment and parts sales to domestic and international customers.  Sales increased in the Aggregate and Mining Group and the Energy Group but decreased in the Infrastructure Group due to an $11,961 decline in pellet plant revenues for the first quarter of 2018 as compared to the first quarter of 2017.  Sales by RexCon, Inc., which was added to the Energy Group in October 2017, were $6,505 in the three-month period ended March 31, 2018. Domestic sales and backlogs not related to pellet plants continue to be positively impacted by effects of the long-term federal highway bill enacted in December 2015 and other state and local funding mechanisms.  International sales in the first quarter of 2018 declined 14.7% as compared to the first quarter of 2017; however; the Company's international backlog increased by 44.5% from March 31, 2017 to March 31, 2018, reflecting the continuing improvement in the Company's overall international business.  This increased order activity is attributable to improved global market conditions, the stabilization of the U.S. dollar in certain foreign markets and a slight recovery in the mining and oil and gas sectors, coupled with the Company's strategy of keeping its sales and service structure in place in international markets where future growth is anticipated.  Sales reported by the Company's foreign subsidiaries in U.S. dollars for the first quarter of 2018 would have been $2,236 lower had first quarter 2018 foreign exchange rates been the same as first quarter 2017 rates.

Domestic sales for the first quarter of 2018 were $270,076 or 83.0% of consolidated net sales compared to $253,497 or 79.6% of consolidated net sales for the first quarter of 2017, an increase of $16,579 or 6.5%. Domestic sales for the first quarter of 2018 as compared to the first quarter of 2017 increased by $11,829 in the Aggregate and Mining Group and $9,563 in the Energy Group but decreased $4,813 in the Infrastructure Group.  Excluding the $11,961 decline in pellet plant sales mentioned above, the Infrastructure Group's domestic sales increased by $7,148 in the first quarter of 2018 as compared to the first quarter of 2017.

International sales for the first quarter of 2018 were $55,377 or 17.0% of consolidated net sales compared to $64,904 or 20.4% of consolidated net sales for the first quarter of 2017, a decrease of $9,527 or 14.7%. International sales for the first quarter of 2018 as compared to the first quarter of 2017 decreased $13,336 in the Infrastructure Group and $2,816 in the Energy Group but increased by $6,625 in the Aggregate and Mining Group.  Decreases in international sales in Australia, Canada, Mexico, Russia and Asia and were partially offset by increases in sales in the post-Soviet states, Brazil and other South American countries.

Parts sales for the first quarter of 2018 were $88,086 compared to $80,959 for the first quarter of 2017, an increase of $7,127 or 8.8%.  Parts sales as a percentage of net sales increased 170 basis points to 27.1% in the first quarter of 2018 compared to 25.4% in the first quarter of 2017.  Parts sales increased $3,102 in the Aggregate and Mining Group, $2,524 in the Energy Group and $1,501 in the Infrastructure Group.

Gross Profit
Consolidated gross profit increased $2,234 or 2.9% to $78,005 for the first quarter of 2018 compared to $75,771 for the first quarter of 2017.  Gross profit as a percentage of sales increased 20 basis points to 24.0% for the first quarter of 2018 compared to 23.8% for the first quarter of 2017.  RexCon, Inc. contributed $1,337 of gross margin in the first quarter of 2018.

Selling, General, Administrative and Engineering Expenses
Selling, general, administrative and engineering expenses decreased $1,043 to $52,078 or 16.0% of net sales for the first quarter of 2018, compared to $53,121 or 16.7% of net sales for the first quarter of 2017.  The overall decline was attributable to a $1,481 decline in selling expenses primarily due to decreases in exhibit costs (Con-Expo and other shows) of $3,616, which were partially offset by increases in sales promotions of $573, wages and commissions of $422, and legal fees of $181.  General, administrative and engineering expenses increased by $438 from the first quarter of 2017 as compared to the first quarter of 2018 due primarily to a $1,290 increase in wages, which were partially offset by a $497 decline in research and development expenditures.  RexCon, Inc. incurred $972 of selling, general, administrative and engineering expenses in 2018.

Interest Expense
Interest expense for the first quarter of 2018 decreased $115 to $150 from $265 for the first quarter of 2017, primarily due to a reduction in interest at the Company's Brazilian and South African subsidiaries.

Other Income, Net of Expenses
Other income, net of expenses was $461 for the first quarter of 2018 compared to $512 for the first quarter of 2017, a decrease of $51.

Income Tax Expense
The Company's combined effective income tax rate was 23.0% for the first quarter of 2018 compared to 34.1% for the first quarter of 2017.  The decline in tax rates is due to the passage of the Tax Cuts and Jobs Act of 2017 ("Tax Act") which lowered the U.S. corporate tax rate from 35% to 21% effective January 1, 2018.   The Tax Act also contained provisions partially offsetting the tax rate decline including the elimination of the Domestic Production Activities Deduction and a new territorial tax on foreign earnings.  See Note 10, Income Taxes for additional information.  After considering the dilutive effect over the remainder of the year of the favorable impact of certain discrete items occurring in the first quarter of 2018, the Company expects its annual tax rate to increase to approximately 24.5% for 2018.

Net Income
The Company had net income attributable to controlling interest of $20,267 for the first quarter of 2018 compared to net income attributable to controlling interest of $15,120 for the first quarter of 2017, an increase of $5,147 or 34.0%. Net income attributable to controlling interest per diluted share was $0.87 for the first quarter of 2018 compared to $0.65 for the first quarter of 2017, an increase of $0.22.  Diluted shares outstanding for the quarters ended March 31, 2018 and 2017 were 23,236 and 23,176, respectively.

Dividends
In February 2013, the Company's Board of Directors approved a dividend policy pursuant to which the Company began paying a quarterly $0.10 per share dividend on its common stock beginning in the second quarter of 2013.  The actual amount of future quarterly dividends, if any, will be based upon the Company's financial position, results of operations, cash flows, capital requirements and restrictions under the Company's existing credit agreement, among other factors.  The Board retained the power to modify, suspend or cancel the Company's dividend policy in any manner and at any time it deems necessary or appropriate in the future.  The Company paid quarterly dividends of $0.10 per common share to shareholders in each quarter of 2017 and the first quarter of 2018.

Backlog
The backlog of orders as of March 31, 2018 was $444,927 compared to $377,569 as of March 31, 2017, an increase of $67,358 or 17.8%. Domestic backlogs increased $35,394 or 11.6% while international backlogs increased $31,964 or 44.5%.  The March 31, 2018 backlog was comprised of 76.7% domestic orders and 23.3% international orders, as compared to 81.0% domestic orders and 19.0% international orders as of March 31, 2017.  Included in the March 31, 2018 and 2017 backlogs is approximately $60,000 for a three line pellet plant from one customer under a Company-financed arrangement whereby the Company will record the related revenues when payment is assured, which is expected in December 2018.  The customer for the pellet plant has indicated that if they are unable to obtain financing for the plant, they will explore other alternatives for payment to the Company, including possible sale of the plant to a third-party buyer prior to the December 2018 deadline.  The Company is unable to determine whether the changes in backlogs were experienced by the industry as a whole; however, the Company believes the changes in backlogs reflect the current economic conditions the industry is experiencing.

Segment Net Sales-Quarter:
	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Infrastructure Group	$147,094	$165,243	$(18,149)	(11.0)%
Aggregate and Mining Group	119,067	100,613	18,454	18.3%
Energy Group	59,292	52,545	6,747	12.8%

Infrastructure Group: Sales in this group were $147,094 for the first quarter of 2018 compared to $165,243 for the same period in 2017, a decrease of $18,149 or 11.0%.  Domestic sales for the Infrastructure Group decreased $4,813 or 3.5% for the first quarter of 2018 compared to the same period in 2017.  Excluding a decline in pellet plant sales of $11,961 between periods, the group's domestic sales increased by $7,148 in the first quarter of 2018 as compared to the first quarter of 2017.  The increase in the group's domestic non-pellet plant sales was due to decreased domestic asphalt plant sales, offset by a small reduction in mobile equipment sales as compared to the very strong first quarter 2017 level.  Infrastructure Group domestic sales and backlogs continue to be favorably impacted by the increased federal funding under the FAST Act. International sales for the Infrastructure Group decreased $13,336 or 51.4% for the first quarter of 2018 compared to the same period in 2017 due primarily to decreases in mobile asphalt equipment and asphalt plant sales as well as a reduction in sales by the Company-owned dealership in Australia.  First quarter 2017 mobile equipment sales were favorably impacted by the initial purchases by new Company dealers in certain foreign territories as the Company modified its sales strategy from a direct sales model to selling its mobile equipment through dealers in select territories in which historical direct sales efforts had yielded less than desired volumes.  While first quarter international sales declined year over year, the group's international backlog increased by $15,638, or 87%, from March 31, 2017 to March 31, 2018.  The Company's international sales efforts are continuing to benefit from improved highway building activities and improved global market conditions in certain foreign countries.  Sales decreases between periods occurred primarily in Canada, Russia, Mexico and Australia.  Parts sales for the Infrastructure Group increased 3.4% for the first quarter of 2018 compared to the same period in 2017.

Aggregate and Mining Group: Sales in this group were $119,067 for the first quarter of 2018 compared to $100,613 for the same period in 2017, an increase of $18,454 or 18.3%.  Domestic sales for the Aggregate and Mining Group increased by $11,829 or 16.4% for the first quarter of 2018 compared to the same period in 2017 due primarily to increased sales into the Company's traditional rock quarry markets.  International sales for the Aggregate and Mining Group increased $6,625 or 23.2% in the first quarter of 2018 compared to the same period in 2017 due to improved economies in many international markets and a small improvement in the mining sector, coupled with the Company's continued international sales efforts and improved sales by the Company's Brazilian and Northern Ireland subsidiaries.  International sales increases in Africa, Brazil, post-Soviet states and Mexico were partially offset by a sales decrease in Asia.  Parts sales for this group increased 12.4% for the first quarter of 2018 compared to the same period in 2017.

Energy Group: Sales in this group were $59,292 for the first quarter of 2018 compared to $52,545 for the same period in 2017, an increase of $6,747 or 12.8%.  Domestic sales for the Energy Group increased $9,563 or 22.7% for the first quarter of 2018 compared to the same period in 2017.  Domestic sales were favorably impacted by the $6,468 of sales by RexCon, Inc. and improved sales of industrial heaters/boilers.  International sales for the Energy Group decreased $2,816 or 27.2% due primarily to unusually high sales of oil and gas rigs and wood chipping and grinding equipment in the first quarter of 2017.  Sales decreases occurring primarily in Australia and Africa were partially offset by increased sales in Canada and South America.  Parts sales for this group increased 22.4% for the first quarter of 2018 compared to the same period in 2017 due primarily to sales by RexCon, Inc. as well as growth in most other product lines.

Segment Profit (Loss)-Quarter:
	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Infrastructure Group	$14,852	$18,180	$(3,328)	(18.3)%
Aggregate and Mining Group	13,110	8,428	4,682	55.6%
Energy Group	4,611	2,729	1,882	69.0%
Corporate	(11,248)	(14,428)	3,180	22.0%

Infrastructure Group: Segment profit for the Infrastructure Group was $14,852 for the first quarter of 2018 compared to $18,180 for the same period in 2017, a decrease in earnings of $3,328 or 18.3%.  The decrease in segment profits was due primarily to a decline in gross profits due to a $11,961 reduction in pellet plant sales and an increase in intercompany sales/gross profit eliminations between periods.  Gross margins remained relatively constant between periods at 22.6% and 22.9% for the first quarter of 2018 and 2017, respectively. The group's profits were favorably impacted by a $938 reduction in selling expenses, due primarily to reduced exhibit expenses, including ConExpo.

Aggregate and Mining Group: Segment profit for the Aggregate and Mining Group was $13,110 for the first quarter of 2018 compared to $8,428 for the same period in 2017, an increase of $4,682 or 55.6%.  The increase in profits between periods is due to an increase in gross profit of $4,266 due to increased sales of $18,454 between periods.  Gross margins remained relatively constant between periods at 24.6% and 24.9% for the first quarter of 2018 and 2017, respectively.  The group's profits were favorably impacted by a $644 reduction in selling expenses, due primarily to reduced exhibit expenses, including ConExpo.

Energy Group: Segment profit for the Energy Group was $4,611 for the first quarter of 2018 compared to $2,729 for the same period 2017, an increase of $1,882 or 69.0%.  The Energy Group's gross profit increased by $2,399 between periods.  The improved gross profit was primarily due to a $6,747 increase in sales between periods and a 130 basis point increase in gross margins.  The improved gross profits were partially offset by selling, general, administrative and engineering expenses of $972 at RexCon, Inc.

Corporate: Corporate operations had a loss of $11,248 for the first quarter of 2018 compared to a loss of $14,428 for the first quarter of 2017, a favorable change of $3,180 or 22.0%, due primarily to reductions in income taxes of $2,014 and health insurance costs of $1,016 for the first quarter of 2018 as compared to the first quarter of 2017.

Liquidity and Capital Resources
The Company's primary sources of liquidity and capital resources are its cash on hand, borrowing capacity under a $100,000 revolving credit facility and cash flows from operations. The Company had $41,940 of cash available for operating purposes as of March 31, 2018, of which $24,214 was held by the Company's foreign subsidiaries.  The transition of U.S. international taxation from a worldwide tax system to a territorial system, as provided under the Tax Act passed in December 2017, will greatly reduce, or eliminate, any additional taxes on these funds should the Company decide to repatriate these funds to the United States.  At March 31, 2018, and at all times during the first three months of 2018, the Company had no borrowings outstanding under its revolving credit facility.  Net of letters of credit totaling $9,400, the Company had borrowing availability of $90,600 under the revolving credit facility as of March 31, 2018.  The revolving credit facility agreement contains certain financial covenants, including provisions concerning required levels of annual net income and minimum tangible net worth.  The Company was in compliance with the financial covenants of the agreement at March 31, 2018.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd ("Osborn"), has a credit facility of $8,035 with a South African bank to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of March 31, 2018, Osborn had no outstanding borrowings but had $1,346 in performance, advance payment and retention guarantees outstanding under the facility. The facility has been guaranteed by Astec Industries, Inc., but is otherwise unsecured. A 0.75% unused facility fee is charged if less than 50% of the facility is utilized. As of March 31, 2018, Osborn had available credit under the facility of $6,689. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 9.75% as of March 31, 2018.

The Company's Brazilian subsidiary, Astec Brazil, has outstanding working capital loans totaling $2,891 as of March 31, 2018 from Brazilian banks with interest rates ranging from 10.4% to 11.0%.  The loans' maturity dates range from November 2018 to April 2024 and the debts are secured by Astec Brazil's manufacturing facility and also by letters of credit totaling $3,200 issued by Astec Industries, Inc.  Additionally, Astec Brazil has various five-year equipment financing loans outstanding with Brazilian banks in the aggregate of $516 as of March 31, 2018 that have interest rates ranging from 3.5% to 16.3%.  These equipment loans have maturity dates ranging from September 2018 to April 2020.  Astec Brazil's loans are included in the accompanying unaudited condensed consolidated balance sheets as current maturities of long-term debt ($2,050) and long-term debt ($1,357) as of March 31, 2018.

Cash Flows from Operating Activities:

	Three Months Ended March 31,		Increase
	2018	2017	(Decrease)
Net income	$20,216	$15,080	$5,136
Depreciation and amortization	7,013	6,411	602
Provision for warranties	3,453	3,996	(543)
Changes in working capital:
Trade and other receivables	(33,744)	(45,910)	12,166
Inventories	(19,780)	(12,166)	(7,614)
Accounts payable	9,293	16,276	(6,983)
Customer deposits	2,138	(154)	2,292
Product warranty accruals	(2,825)	(3,460)	635
Prepaid and income taxes payable, net	6,468	8,249	(1,781)
Other, net	(4,553)	(3,044)	(1,509)
Net cash used by operating activities	$(12,321)	$(14,722)	$2,401

Net cash from operating activities improved by $2,401 for the first three months of 2018 as compared to the first three months of 2017 due primarily to a decrease in the growth of trade and other receivables ($12,166), offset by an increase in the growth of inventories ($7,614), a decrease in the growth of accounts payable ($6,983) and an increase in net income ($5,136) between periods.

Cash Flows from Investing Activities:

	Three Months Ended March 31,		Increase
	2018	2017	(Decrease)
Expenditures for property and equipment	$(5,011)	$(5,406)	$395
Other	(334)	(152)	(182)
Net cash used by investing activities	$(5,345)	$(5,558)	$213

Net cash used by investing activities improved by $213 for the first three months of 2018 as compared to the same period in 2017 due primarily to decreased capital expenditures in the first three months of 2018 as compared to the first three months of 2017.

Total capital expenditures for 2018 are forecasted to be approximately $35,000.  The Company expects to finance these expenditures using currently available cash balances, internally generated funds and available credit under the Company's credit facilities.  Capital expenditures are generally for machinery, equipment and facilities used by the Company in the production of its various products.  The Company believes that its current working capital, cash flows generated from future operations and available capacity under its credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements through May 2019.

Cash Flows from Financing Activities:

	Three Months Ended March 31,		Increase
	2018	2017	(Decrease)
Payment of dividends	$(2,308)	$(2,306)	$(2)
Net change in borrowings from banks	(643)	(4,601)	3,958
Other, net	12	(216)	228
Net cash used by financing activities	$(2,939)	$(7,123)	$4,184

Cash used by financing activities improved by $4,184 for the first three months of 2018 compared to the same period in 2017 due primarily to the Company's Osborn subsidiary paying off its outstanding line of credit in the first quarter of 2017.

Financial Condition
The Company's current assets increased to $632,237 as of March 31, 2018 from $602,969 as of December 31, 2017, an increase of $29,268 or 4.9%, due primarily to increases in trade receivables ($34,664) and inventory ($19,780), offset by a decline in cash and cash equivalents ($20,340) during the first three months of 2018.

The Company's current liabilities increased to $186,442 as of March 31, 2018 from $179,146 as of December 31, 2017, an increase of $7,296 or 4.1% due primarily to an increase in accounts payable ($8,416).

Market Risk and Risk Management Policies
We have no material changes to the disclosure on this matter made in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Contingencies
The Company has a sales contract with the purchaser of a large wood pellet plant, on which inception to date revenues of $142,487 have been recorded through March 31, 2018.  Revenues for the three months ended March 31, 2018 were not significant.  As the plant had not yet met the production output and operational specifications set forth in the original contract, the Company entered into a contract amendment in February 2018, whereby the Company agreed to compensate the customer for production shortfalls caused by the Company and other potential costs (depending upon the market price of wood pellets), from January 1, 2018 through June 15, 2018.  The Company incurred penalties related to production shortfalls in the three-month period ended March 31, 2018 (penalties are recorded as reductions in revenues) and expects to incur additional penalties during the three-month period ended June 30, 2018.  The customer's ultimate acceptance of the plant, and forfeiture of their right to any potential refund of the purchase price, is contingent upon the plant operating at the aforementioned production output and operational specifications during a 30-day test period. Under the terms of the contract, as currently amended, the original test period deadline of June 19, 2018 could potentially be extended by 120 to 180 days, during which time the customer may be entitled to additional damages. The Company expects to meet the contract's production outputs and operational specifications prior to the contractual deadline or an extension thereof.

Off-balance Sheet Arrangements
As of March 31, 2018, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations
During the three months ended March 31, 2018, there were no substantial changes in the Company's commitments or contractual liabilities.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
The Company has no material changes to the disclosure on this matter made in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
The Company is involved from time to time in legal actions arising in the ordinary course of its business. Other than as set forth in Part I, "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, the Company currently has no pending or threatened litigation that the Company believes will result in an outcome that would materially affect the Company's business, financial position, cash flows or results of operations. Nevertheless, there can be no assurance that future litigation to which the Company becomes a party will not have a material adverse effect on its business, financial position, cash flows or results of operations.

Item 1A.  Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect the Company's business, financial condition or future results. There have been no material changes in the Company's risk factors from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.  The risks described in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 and in this Quarterly Report on Form 10-Q are not the only risks facing our Company.  Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect the Company's business, financial condition or operating results.

Item 6.  Exhibits

Exhibit No.	Description
10.1	Amendment to "Appendix A" of the Astec Industries, Inc. Supplemental Executive Retirement Plan, effective February 23, 2018.
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

ASTEC INDUSTRIES, INC. (Registrant)

Date: May 10, 2018	/s/ Benjamin G. Brock
Benjamin G. Brock Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2018	/s/ David C. Silvious
David C. Silvious Chief Financial Officer, Vice President, and Treasurer (Principal Financial and Accounting Officer)