Form 10-Q
period 2018-06-30
ASTEC INDUSTRIES INC
filed 2018-08-09
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at July 27, 2018
Common Stock, par value $0.20	23,093,602

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
Astec Industries, Inc. Condensed Consolidated Balance Sheets (in thousands) (unaudited)
	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$65,206	$62,280
Investments	1,972	1,624
Trade receivables	140,876	114,786
Other receivables	3,329	5,166
Inventories	394,789	391,379
Prepaid expenses and other	36,044	27,734
Total current assets	642,216	602,969
Property and equipment, net	185,455	190,396
Investments	15,024	14,553
Goodwill	45,341	45,732
Other long-term assets	35,800	35,929
Total assets	$923,836	$889,579
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,312	$2,469
Accounts payable	64,702	60,417
Customer deposits	45,218	49,381
Accrued product warranty	11,544	15,410
Accrued payroll and related liabilities	21,444	23,297
Accrued loss reserves	2,103	2,504
Accrued pellet plant agreement costs	68,000	--
Other current liabilities	28,357	25,668
Total current liabilities	242,680	179,146
Long-term debt	1,062	1,575
Deferred income tax liabilities	1,331	1,509
Other long-term liabilities	21,782	20,584
Total liabilities	266,855	202,814
Shareholders' equity	656,140	685,672
Non-controlling interest	841	1,093
Total equity	656,981	686,765
Total liabilities and equity	$923,836	$889,579

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$272,528	$301,909	$597,981	$620,310
Cost of sales	271,420	236,385	518,868	479,014
Gross profit	1,108	65,524	79,113	141,296
Selling, general, administrative and engineering expenses	51,263	44,220	103,341	97,342
Income (loss) from operations	(50,155)	21,304	(24,228)	43,954
Interest expense	168	185	318	450
Other income, net of expenses	1,052	261	1,513	773
Income (loss) from operations before income taxes	(49,271)	21,380	(23,033)	44,277
Income tax provision (benefit)	(8,503)	7,021	(2,481)	14,838
Net income (loss)	(40,768)	14,359	(20,552)	29,439
Net loss attributable to non-controlling interest	(94)	(61)	(145)	(101)
Net income (loss) attributable to controlling interest	$(40,674)	$14,420	$(20,407)	$29,540

Earnings (loss) per common share
Net income (loss) attributable to controlling interest:
Basic	$(1.76)	$0.63	$(0.89)	$1.28
Diluted	$(1.76)	$0.62	$(0.89)	$1.27
Weighted average number of common shares outstanding:
Basic	23,061	23,026	23,053	23,020
Diluted	23,061	23,183	23,053	23,179
Dividends declared per common share	$0.10	$0.10	$0.20	$0.20

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(40,768)	$14,359	$(20,552)	$29,439
Other comprehensive income (loss):
Foreign currency translation adjustments	(8,021)	1,530	(6,309)	3,560
Change in unrecognized pension benefit cost	--	--	65	--
Other comprehensive income (loss)	(8,021)	1,530	(6,244)	3,560
Comprehensive income (loss)	(48,789)	15,889	(26,796)	32,999
Comprehensive loss attributable to non-controlling interest	(237)	(132)	(285)	(124)
Comprehensive income (loss) attributable to controlling interest	$(48,552)	$16,021	$(26,511)	$33,123

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(20,552)	$29,439
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	13,880	12,777
Provision for doubtful accounts	148	89
Provision for warranties	7,529	8,248
Deferred compensation provision (benefit)	99	(758)
Stock-based compensation	1,321	1,814
Deferred income tax benefit	(121)	(245)
Gain on disposition of fixed assets	(183)	(197)
Distributions to SERP participants	(184)	(123)
Change in operating assets and liabilities:
Sale (purchase) of trading securities, net	(336)	(55)
Trade and other receivables	(24,219)	(38,551)
Inventories	(3,410)	(20,919)
Prepaid expenses	2,278	3,502
Other assets	(3,639)	(186)
Accounts payable	4,181	7,662
Accrued pellet plant agreement costs	68,000	--
Accrued product warranty	(11,482)	(7,184)
Customer deposits	(4,163)	6,813
Prepaid and income taxes payable, net	(9,141)	(7,847)
Other	(1,585)	(3,331)
Net cash provided (used) by operating activities	18,421	(9,052)
Cash flows from investing activities:
Expenditures for property and equipment	(8,719)	(10,846)
Proceeds from sale of property and equipment	243	211
Other	95	(561)
Net cash used by investing activities	(8,381)	(11,196)
Cash flows from financing activities:
Payment of dividends	(4,618)	(4,613)
Repayments of bank loans	(1,105)	(5,929)
Sale of Company shares held by SERP	279	159
Withholding tax paid upon vesting of restricted stock units	(432)	(501)
Purchase of subsidiary shares	(27)	(31)
Net cash used by financing activities	(5,903)	(10,915)
Effect of exchange rates on cash	(1,211)	899
Net change in cash and cash equivalents	2,926	(30,264)
Cash and cash equivalents, beginning of period	62,280	82,371
Cash and cash equivalents, end of period	$65,206	$52,107

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc.
Condensed Consolidated Statement of Equity
For the Six Months Ended June 30, 2018
(in thousands)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accum-ulated Other Compre- hensive Loss	Company Shares Held by SERP	Retained Earnings	Non- controlling Interest	Total Equity
Balance, December 31, 2017	23,070	$4,614	$141,931	$(24,243)	$(1,960)	$565,330	$1,093	$686,765
Net income (loss)	--	--	--	--	--	(20,407)	(145)	(20,552)
Other comprehensive loss	--	--	--	(6,244)	--	--	(140)	(6,384)
Change in ownership percentage of subsidiary	--	--	--	--	--	--	(109)	(109)
Dividends declared	--	--	5	--	--	(4,623)	--	(4,618)
Stock-based compensation	--	--	1,890	--	--	--	--	1,890
Stock issued under incentive plans	24	5	(5)	--	--	--	--	--
Withholding tax paid upon vesting of RSUs	--	--	(432)	--	--	--	--	(432)
SERP transactions, net	--	--	207	--	72	--	--	279
Other	--	--	--	--	--	--	142	142
Balance, June 30, 2018	23,094	$4,619	$143,596	$(30,487)	$(1,888)	$540,300	$841	$656,981

See Notes to Unaudited Condensed Consolidated Financial Statements

ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands, except per share amounts, unless otherwise specified)

Note 1.  Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Astec Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2017.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)", which significantly changes the accounting for operating leases by lessees. The accounting applied by lessors is largely unchanged from that applied under previous guidance. The new guidance requires lessees to recognize lease assets and lease liabilities in the balance sheet, initially measured at the present value of the lease payments, for leases which were classified as operating leases under previous guidance. Lease cost included in the statement of operations will be calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Lessees may make an accounting policy election to exclude leases with a term of 12 months or less from the requirement to record related assets and liabilities. The new standard is effective for public companies for fiscal years beginning after December 15, 2018. The Company plans to adopt the new standard effective January 1, 2019. The Company does not expect the adoption of this standard to have a material impact on its results of operations or cash flows; however, the Company has not determined the impact the adoption of this new standard will have on its financial position.

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

In March 2018, the FASB issued ASU No. 2018-05 "Income Taxes (Topic 740), amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update)", which addresses the accounting and disclosures around the enactment of the Tax Cuts and Jobs Act and the Securities and Exchange Commission's Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118").  The Company adopted this new standard in the first quarter of 2018.  See Note 10, Income Taxes, for the disclosures related to this amended guidance.

Note 2.  Earnings (Loss) per Share
Basic earnings (loss) per share are determined by dividing earnings (loss) by the weighted average number of common shares outstanding during each period.  Diluted earnings (loss) per share include the potential dilutive effect of restricted stock units and shares held in the Company's Supplemental Executive Retirement Plan.

The following table sets forth net income (loss) attributable to controlling interest and the number of basic and diluted shares used in the computation of earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to controlling interest	$(40,674)	$14,420	$(20,407)	$29,540
Denominator:
Denominator for basic earnings (loss) per share	23,061	23,026	23,053	23,020
Effect of dilutive securities:
Restricted stock units	--	93	--	97
Supplemental Executive Retirement Plan	--	64	--	62
Denominator for diluted earnings (loss) per share	23,061	23,183	23,053	23,179

Note 3.  Receivables
Receivables are net of allowances for doubtful accounts of $1,519 and $1,716 as of June 30, 2018 and December 31, 2017, respectively.

Note 4.  Inventories
Inventories consist of the following:

	June 30, 2018	December 31, 2017
Raw materials and parts	$168,253	$146,144
Work-in-process	76,523	129,441
Finished goods	128,126	94,571
Used equipment	21,887	21,223
Total	$394,789	$391,379

Raw materials and parts are comprised of purchased steel and other purchased items for use in the manufacturing process or held for sale for the after-market parts business. The category also includes the manufacturing cost of completed equipment sub-assemblies produced for either integration into equipment manufactured at a later date or for sale in the Company's after-market parts business.

Work-in-process consists of the value of materials, labor and overhead incurred to date in the manufacturing of incomplete equipment or incomplete equipment sub-assemblies being produced.

Finished goods consist of completed equipment manufactured for sale to customers.  Finished goods inventory at June 30, 2018 includes a three-line pellet plant located at a customer's site in Georgia with an inventory value of $59,521.

Used equipment consists of equipment accepted in trade or purchased on the open market. The category also includes equipment rented to prospective customers on a short-term or month-to-month basis. Used equipment is valued at the lower of acquired or trade-in cost or net realizable value determined on each separate unit.

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value, which requires the Company to make specific estimates, assumptions and judgments in determining the amount, if any, of reductions in the valuation of inventories to their net realizable values. The net realizable values of the Company's products are impacted by a number of factors, including changes in the price of steel, competitive sales pricing, quantities of inventories on hand, the age of the individual inventory items, market acceptance of the Company's products, actions by our competitors, the condition of our used and rental inventory and general economic factors. Once an inventory item's value has been deemed to be less than cost, a net realizable value adjustment is calculated and a new "cost basis" for that item is effectively established. This new cost is retained for that item until such time as the item is disposed of or the Company determines that an additional write-down is necessary. Additional write-downs may be required in the future based upon changes in assumptions due to general economic downturns in the markets in which the Company operates, changes in competitor pricing, new product design or other technological advances introduced by the Company or its competitors and other factors unique to individual inventory items.

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

Note 5.  Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation of $244,885 and $237,742 as of June 30, 2018 and December 31, 2017, respectively.

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

As indicated in the tables below (which excludes the Company's pension assets), the Company has determined that all of its financial assets and liabilities as of June 30, 2018 and December 31, 2017 are Level 1 and Level 2 in the fair value hierarchy as defined above:

	June 30, 2018
	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$257	$--	$257
SERP mutual funds	5,247	--	5,247
Preferred stocks	283	--	283
Trading debt securities:
Corporate bonds	5,495	--	5,495
Municipal bonds	--	1,522	1,522
Floating rate notes	1,556	--	1,556
U.S. Treasury notes	1,306	--	1,306
Asset backed securities	--	478	478
Other	--	852	852
Derivative financial instruments	--	538	538
Total financial assets	$14,144	$3,390	$17,534

Financial Liabilities:
SERP liabilities	$--	$8,913	$8,913
Total financial liabilities	$--	$8,913	$8,913

	December 31, 2017
	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$124	$--	$124
SERP mutual funds	4,839	--	4,839
Preferred stocks	364	--	364
Trading debt securities:
Corporate bonds	5,661	--	5,661
Municipal bonds	--	1,912	1,912
Floating rate notes	753	--	753
U.S. Treasury notes	1,030	--	1,030
Asset backed securities	--	526	526
Other	--	968	968
Total financial assets	$12,771	$3,406	$16,177

Financial Liabilities:
SERP liabilities	$--	$8,552	$8,552
Derivative financial instruments	--	112	112
Total financial liabilities	$--	$8,664	$8,664

The Company reevaluates the volume of trading activity for each of its investments at the end of each quarter and adjusts the level within the fair value hierarchy as needed.  No investments changed hierarchy levels from December 31, 2017 to June 30, 2018.

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

Net unrealized gains or losses incurred on investments held amounted to net gains of $149 and $242 as of June 30, 2018 and December 31, 2017, respectively.

Note 7.  Debt
On April 12, 2017, the Company and certain of its subsidiaries entered into an amended and restated credit agreement whereby Wells Fargo extended to the Company an unsecured line of credit of up to $100,000, including a sub-limit for letters of credit of up to $30,000. There were no borrowings outstanding under the agreement at any time during the six-month period ended June 30, 2018.  Letters of credit totaling $9,941, including $3,200 of letters of credit issued to banks in Brazil to secure the local debt of Astec do Brasil Fabricacao de Equipamentos Ltda. ("Astec Brazil"), were outstanding under the credit facility as of June 30, 2018, resulting in additional borrowing ability of $90,059 under the credit facility. The credit agreement has a five-year term expiring in April 2022.  Borrowings under the agreement are subject to an interest rate equal to the daily one-month LIBOR rate plus a 0.75% margin, resulting in a rate of 2.85% as of June 30, 2018. The unused facility fee is 0.125%. Interest only payments are due monthly. The amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income and minimum tangible net worth.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd ("Osborn"), has a credit facility of $6,927 with a South African bank to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of June 30, 2018, Osborn had no outstanding borrowings but had $1,236 in performance, advance payment and retention guarantees outstanding under the facility. The facility has been guaranteed by Astec Industries, Inc., but is otherwise unsecured. A 0.75% unused facility fee is charged if less than 50% of the facility is utilized. As of June 30, 2018, Osborn had available credit under the facility of $5,691. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 9.75% as of June 30, 2018.

The Company's Brazilian subsidiary, Astec Brazil, has outstanding working capital loans totaling $2,039 as of June 30, 2018 from Brazilian banks with interest rates ranging from 10.4% to 11.0%.  The loans' maturity dates range from November 2018 to April 2024 and the debts are secured by Astec Brazil's manufacturing facility and also by letters of credit totaling $3,200 issued by Astec Industries, Inc.  Additionally, Astec Brazil has various five-year equipment financing loans outstanding with Brazilian banks in the aggregate of $335 as of June 30, 2018 that have interest rates ranging from 3.5% to 16.3%.  These equipment loans have maturity dates ranging from September 2018 to April 2020.  Astec Brazil's loans are included in the accompanying unaudited condensed consolidated balance sheets as current maturities of long-term debt ($1,312) and long-term debt ($1,062) as of June 30, 2018.

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

Changes in the Company's product warranty liability for the three and six-month periods ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Reserve balance, beginning of the period	$16,013	$13,719	$15,410	$13,156
Warranty liabilities accrued	4,076	4,252	7,529	8,248
Warranty liabilities settled	(3,851)	(3,724)	(6,676)	(7,184)
Pellet plant agreement warranty write-off	(4,806)	--	(4,806)	--
Other	112	22	87	49
Reserve balance, end of the period	$11,544	$14,269	$11,544	$14,269

Note 9.  Accrued Loss Reserves
The Company records reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company.  The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events.  Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future.  Total accrued loss reserves were $8,627 as of June 30, 2018 and $8,119 as of December 31, 2017, of which $6,524 and $5,615 were included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively.

Note 10.  Income Taxes
The Company's combined effective income tax rate was 17.3% and 32.8% for the three-month periods ended June 30, 2018 and 2017, respectively.  The Company's combined effective income tax rate was 10.8% and 33.5% for the six-month periods ended June 30, 2018 and 2017, respectively.  The Company's effective tax rates for the three and six-month periods ended June 30, 2018 and 2017 include the effect of state income taxes and other discrete items as well as a benefit for research and development credits.  Additionally, the Company's tax provision for the three and six-month periods of 2018 includes a tax benefit of $13,847 due to certain pellet plant agreement costs incurred in the second quarter discussed further in Note 11. The Company's recorded liability for uncertain tax positions as of June 30, 2018 has increased by approximately $7 as compared to December 31, 2017 due to additional taxes and interest on existing reserves.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") was signed into law making significant changes to the Internal Revenue Code ("IRC"). Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company's fourth quarter 2017 provision for income taxes was reduced by $1,056 (comprised of a $1,548 reduction in income tax expense recorded in connection with the remeasurement of deferred tax assets and liabilities and $492 of additional income tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings) due to applying the provisions of the Tax Act. As of June 30, 2018, the Company has not remeasured the one-time transition tax.  The accounting for the one-time transition tax is expected to be completed in the fourth quarter of 2018.

The Tax Act also repealed the Domestic Production Activities Deduction ("DPAD") provided under IRC §199 for tax years beginning after December 31, 2017.  As such, no DPAD benefit is reflected in the six-month period ended June 30, 2018.  The DPAD benefit, which has historically been material to the Company's federal income taxes, reduced income tax expense by $1,127 for the six-month period ended June 30, 2017.

In March 2018, the FASB issued ASU No. 2018-05 "Income Taxes (Topic 740), amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update)", which addresses the accounting and disclosures around the enactment of the Tax Act and SAB 118, which was issued in December 2017. SAB 118 was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, the Company determined that $492 of additional income tax liability recorded at December 31, 2017 due to the provisions of the Tax Act is a provisional amount and constituted a reasonable estimate at June 30, 2018, based upon the best information currently available. The ultimate impact may differ from the provisional amount, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued and actions the Company may take as a result of the Tax Act. Any subsequent adjustment to the amount will be recorded to current income tax expense when the analysis is complete, which is expected in the fourth quarter of 2018.

In addition to providing for a territorial tax system, beginning in 2018 the Tax Act also includes two new U.S. tax base erosion provisions: the global intangible low-taxed income ("GILTI") provisions and the base-erosion and anti-abuse tax ("BEAT") provisions.

The GILTI provisions require the Company to include, in its U.S. federal income tax return, foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. The Company elected to account for GILTI tax in the period in which it is incurred, and, therefore, did not provide any deferred tax impacts of GILTI in its consolidated financial statements as of December 31, 2017; however, a reasonable estimate of its impact has been included in the Company's effective tax rate for the three and six-month periods ended June 30, 2018.

The BEAT provisions in the Tax Act eliminates the deduction of certain base-erosion payments made to related foreign corporations and imposes a minimum tax, if greater than regular tax. The Company does not expect it will be subject to this tax, and, therefore, has not included any tax impact of BEAT in its unaudited condensed consolidated financial statements for the six-month period ended June 30, 2018.

The Tax Act also provides for a new U.S. tax deduction, the foreign-derived intangible income ("FDII") provision.  The FDII provision allows the Company to claim a deduction, in its U.S. federal income tax return, based upon a percentage of calculated taxable income from foreign-derived intangible income.  A reasonable estimate of its impact has been included in the Company's effective tax rate for the three and six-month periods ended June 30, 2018.

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

The following table disaggregates our revenue by major source for the three-month period ended June 30, 2018 (excluding intercompany sales):

	Infrastructure Group	Aggregate and Mining Group	Energy Group	Total
Net Sales-Domestic:
Equipment sales	$102,724	$57,989	$41,911	$202,624
Pellet plant agreement sale charge	(75,315)	--	--	(75,315)
Parts and component sales	29,269	18,311	11,479	59,059
Service and equipment installation revenue	3,283	564	1,332	5,179
Used equipment sales	1,384	652	768	2,804
Freight revenue	3,216	1,912	1,617	6,745
Other	511	(535)	2,314	2,290
Total domestic revenue	65,072	78,893	59,421	203,386

Net Sales-International:
Equipment sales	12,040	23,385	9,075	44,500
Parts and component sales	4,310	12,070	3,280	19,660
Service and equipment installation revenue	644	328	229	1,201
Used equipment sales	661	630	583	1,874
Freight revenue	429	967	412	1,808
Other	46	24	29	99
Total international revenue	18,130	37,404	13,608	69,142

Total net sales	$83,202	$116,297	$73,029	$272,528

The following table disaggregates our revenue by major source for the six-month period ended June 30, 2018 (excluding intercompany sales):

	Infrastructure Group	Aggregate and Mining Group	Energy Group	Total
Net Sales-Domestic:
Equipment sales	$188,242	$121,483	$78,643	$388,368
Pellet plant agreement sale charge	(75,315)	--	--	(75,315)
Parts and component sales	70,382	36,145	22,794	129,321
Service and equipment installation revenue	5,211	890	3,428	9,529
Used equipment sales	3,009	2,063	935	6,007
Freight revenue	7,254	3,720	2,949	13,923
Other	775	(1,571)	2,427	1,631
Total domestic revenue	199,558	162,730	111,176	473,464

Net Sales-International:
Equipment sales	17,955	45,712	13,837	77,504
Parts and component sales	9,372	22,359	5,752	37,483
Service and equipment installation revenue	1,457	640	229	2,326
Used equipment sales	1,164	1,486	583	3,233
Freight revenue	683	2,297	676	3,656
Other	107	140	68	315
Total international revenue	30,738	72,634	21,145	124,517

Total net sales	$230,296	$235,364	$132,321	$597,981

Revenue is recognized when obligations under the terms of a contract are satisfied and generally occurs with the transfer of control of the product or services at a point in time. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services.  The Company generally obtains purchase authorizations from its customers for a specified amount of products at a specified price with specific delivery terms. A significant portion of the Company's equipment sales represents equipment produced in the Company's manufacturing facilities under short-term contracts for a customer's project or equipment designed to meet a customer's requirements. Most of the equipment sold by the Company is based on standard configurations, some of which are modified to meet customer's needs or specifications. The Company provides customers with technical design and performance specifications and typically performs pre-shipment testing when feasible to ensure the equipment performs according to the customer's need, regardless of whether the Company provides installation services in addition to the equipment.  Significant down payments are required on many equipment orders with other terms allowing for payment shortly after shipment, typically 30 days. Taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between the Company and its customers, such as sales, use, value-added and some excise taxes, are excluded from revenue.  Expected warranty costs for our standard warranties are expensed at the time the related revenue is recognized.  Costs of obtaining sales contracts with an expected duration of one year or less are expensed as incurred.  As contracts are typically fulfilled within one year from the date of the contract, revenue adjustments for a potential financing component or the costs to obtain the contract are not made.  Other contract assets are not material.

Depending on the terms of the arrangement with the customer, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if we have to satisfy a future obligation, such as to provide installation assistance, service work to be performed in the future without charge, floor plan interest to be reimbursed to our dealer customers or for annual rebates given to certain high volume customers. Contract liabilities, excluding customer deposits and accrued pellet plant agreement costs, are immaterial at June 30, 2018.

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

The Company had a pellet plant sale which has been accounted for over time using the ratio of costs incurred to estimated total costs. Pellet plant sales recognized under the over-time method in the first half of 2018 for production activities were not significant.  Penalties are accounted for as a reduction in net sales.  Subsequent to June 30, 2018, the Company entered into an agreement with its pellet plant customer due to unresolved issues which inhibited the plant's ability to meet contractual provisions by the date required (June 29, 2018) in the Company's sales contract with its customer.  Under the terms of the pellet plant agreement, the Company agreed to pay its customer $68,000 over 120 days following the execution of the agreement.  Considering this liability and other provisions of the pellet plant agreement, including the forgiveness of $7,315 of accounts receivable due from the customer, a charge of $75,315 against sales was recorded in the second quarter of 2018.  Net contract assets/liabilities, excluding the $68,000 liability under the pellet plant agreement, were not material as of June 30, 2018.  Net contract assets/liabilities were a liability of $2,757 as of December 31, 2017.

Service and Equipment Installation Revenue – The Company often contracts with the purchaser of certain of its equipment to provide installation services.  Installation is typically separately priced in the contract based upon observable market prices for stand-alone performance obligations or a cost plus margin approach when one is not available.  The Company may also provide future service on equipment sold at the customer's request, which may be for equipment repairs after the warranty period expires.  Service is billed on a cost plus margin approach or at a standard rate per hour.

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

Other Revenues – Miscellaneous revenues and offsets not associated with one of the above classifications include rental revenues, extend warranty revenues, early pay discounts and floor plan interest reimbursements.

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

Segment Information:
	Three Months Ended June 30, 2018
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$83,202	$116,297	$73,029	$--	$272,528
Intersegment sales	3,370	5,102	6,724	--	15,196
Gross profit (loss)	(47,817)	29,042	19,808	75	1,108
Gross profit (loss) percent	(57.5)%	25.0%	27.1%	--	0.4%
Segment profit (loss)	$(62,734)	$12,548	$8,477	$596	$(41,113)

	Six Months Ended June 30, 2018
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$230,296	$235,364	$132,321	$--	$597,981
Intersegment sales	11,641	9,008	11,863	--	32,512
Gross profit (loss)	(14,536)	58,331	35,095	223	79,113
Gross profit (loss) percent	(6.3)%	24.8%	26.5%	--	13.2%
Segment profit (loss)	$(47,882)	$25,658	$13,088	$(10,652)	$(19,788)

	Three Months Ended June 30, 2017
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$143,106	$107,118	$51,685	$--	$301,909
Intersegment sales	4,434	6,016	7,016	--	17,466
Gross profit	26,820	25,791	12,864	49	65,524
Gross profit percent	18.7%	24.1%	24.9%	--	21.7%
Segment profit (loss)	$9,893	$11,367	$3,165	$(10,260)	$14,165

	Six Months Ended June 30, 2017
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$308,349	$207,731	$104,230	$--	$620,310
Intersegment sales	8,459	9,452	12,607	--	30,518
Gross profit	64,621	50,814	25,751	110	141,296
Gross profit percent	21.0%	24.5%	24.7%	--	22.8%
Segment profit (loss)	$28,073	$19,795	$5,894	$(24,689)	$29,073

A reconciliation of total segment profit (loss) to the Company's consolidated totals is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total segment profit (loss)	$(41,113)	$14,165	$(19,788)	$29,073
Recapture (elimination) of intersegment profit	345	194	(764)	366
Net income (loss)	(40,768)	14,359	(20,552)	29,439
Net loss attributable to non-controlling interest in subsidiaries	(94)	(61)	(145)	(101)
Net income (loss) attributable to controlling interest	$(40,674)	$14,420	$(20,407)	$29,540

Note 13.  Contingent Matters
Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of $3,213 as of June 30, 2018.  The maximum potential amount of future payments for which the Company would be liable was equal to $3,213 as of June 30, 2018.  These arrangements also provide that the Company will receive the lender's full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements.  The Company has recorded a liability of $831 related to these guarantees as of June 30, 2018.

In addition, the Company is contingently liable under letters of credit issued by Wells Fargo totaling $9,941 as of June 30, 2018, including $3,200 of letters of credit that guarantee certain Astec Brazil bank debt.  The outstanding letters of credit expire at various dates through October 2020.  As of June 30, 2018, the Company's foreign subsidiaries are contingently liable for a total of $2,998 in performance letters of credit, advance payments and retention guarantees.  The maximum potential amount of future payments under these letters of credit and guarantees for which the Company could be liable is $12,939 as of June 30, 2018.

The Company's sales contract with the purchaser of a large wood pellet plant, on which $143,300 of revenue (prior to the $75,315 charge discussed below) has been recorded through June 30, 2018 based on the over-time method, contained certain production output and operational provisions, which if not timely met, could have resulted in the Company having to refund the purchase price to the customer.  Additional contract provisions required the Company to compensate the customer for production shortfalls caused by the Company and other potential costs (depending on the market price of wood pellets).  As the plant did not meet the production output and operational specifications by the deadline set forth in the contract (June 29, 2018), the Company entered into an agreement with the customer on July 20, 2018 whereby the Company agreed to pay its customer $68,000 over 120 days following execution of the agreement and to forgive $7,315 in accounts receivables to obtain a full release of all the Company's contractual obligations under the sales contract.  The terms of the pellet plant agreement resulted in the Company recording charges against sales of $75,315 and gross margins of $71,029 in the second quarter of 2018.  The pellet plant agreement also stipulates that the customer will pay the Company $7,000 if the wood pellet plant's performance satisfies certain emissions targets prior to May 1, 2019.

The Company produced a large wood pellet plant for a customer under a Company-financed arrangement whereby the Company deferred the recognition of revenues as payment under the arrangement was not assured.  While the plant is currently operational and meeting its production goals, the customer has expressed its desire to further modify its obligations under the arrangement.  As a result, the parties have agreed to jointly market the plant to a new buyer.  The Company expects the ultimate sale of the plant will result in the payments to the Company in excess of the $59,521 inventory value currently recorded; however, future inventory reserves or losses upon the ultimate sale of the plant may occur.  As required by the arrangement with the customer, the Company is currently funding the operation of the plant and may be responsible for operational losses should they occur prior to the ultimate sale of the plant.

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

A total of 32 and 30 RSUs vested during the six-month periods ended June 30, 2018 and 2017, respectively.  The Company withheld 8 shares due to statutory payroll tax withholding requirements upon the vesting of the RSUs during the first six month periods in both 2018 and 2017, and used Company funds to remit the related required minimum withholding taxes to the various tax authorities.  The vesting date fair value of the RSUs that vested during the first six months of 2018 and 2017 was $1,853 and $1,975, respectively.  The grant date fair value of the RSUs granted during the first six months of 2018 and 2017 was $3,553 and $5,399, respectively.  Compensation expense of $1,019 and $1,498 was recorded in the six-month periods ended June 30, 2018 and 2017, respectively, to reflect the fair value of RSUs granted (or anticipated to be granted for 2018 performance) to employees amortized over the portion of the vesting period occurring during the periods.

Note 15.  Other Income, Net of Expenses
Other income, net of expenses for the three and six-month periods ended June 30, 2018 and 2017 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income	$239	$157	$453	$332
Gain (loss) on investments	34	14	(69)	41
Insurance recovery	635	--	635	--
Other	144	90	494	400
Total	$1,052	$261	$1,513	$773

Note 16.  Derivative Financial Instruments
The Company is exposed to certain risks related to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency risk.  From time to time the Company's foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.  The fair value of the derivative financial instrument is recorded on the Company's balance sheet and is adjusted to fair value at each measurement date.  The changes in fair value are recognized in the consolidated statements of operations in the current period.  The Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes.  The average U.S. dollar equivalent notional amount of outstanding foreign currency exchange contracts was $12,020 during the six-month period ended June 30, 2018. The Company reported $538 of derivative assets in other current assets at June 30, 2018 and $112 of derivative liabilities in other current liabilities at December 31, 2017. The Company recognized, as a component of cost of sales, a net gain of $500 and a net loss of $42 on the change in fair value of derivative financial instruments in the three-month periods ended June 30, 2018 and 2017, respectively. The Company recognized, as a component of cost of sales, a net gain of $687 and a net loss of $392 on the changes in fair value of derivative financial instruments in the six-month periods ended June 2018 and 2017, respectively.  There were no derivatives that were designated as hedges at June 30, 2018.

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

Note 18.  Subsequent Event
On July 29, 2018, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $150,000 of its common stock.  Under the share repurchase plan, the Company may purchase common stock in open market transactions, block or privately negotiated transactions, and may from time to time purchase shares pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended, or by any combination of such methods. The number of shares to be purchased and the timing of the purchases are based on a variety of factors.  No time limit was set for completion of repurchases under the authorization and the program may be suspended or discontinued at any time.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words "will," "would," "should," "could," "may," "believes," "anticipates," "intends," "forecasts" and "expects" and similar expressions.  Such forward-looking statements include, without limitation, statements regarding the Company's expected sales and results of operations during 2018 (including the minimum revenue to be received related to pellet plant inventory when sold), the Company's expected capital expenditures in 2018, the expected benefit and impact of financing arrangements, the ability of the Company to meet its working capital and capital expenditure requirements through August 2019, the amount and impact of any current or future state or federal funding for transportation construction programs, the need for road improvements, the amount and impact of other public sector spending and funding mechanisms, changes in the economic environment as it affects the Company, the market confidence of customers and dealers, the Company being called upon to fulfill certain contingencies, the expected dates of granting of restricted stock units, changes in interest rates and the impact of such changes on the financial results of the Company, changes in the prices of steel and oil and the impact of such changes generally and on the demand for the Company's products, customer's buying decisions, the Company's business, the ability of the Company to offset future changes in prices in raw materials, the change in the strength of the dollar and the level of the Company's presence and sales in international markets, the impact that further development of domestic oil and natural gas production capabilities would have on the domestic economy and the Company's business, the impact on international sales of equipment modifications currently being designed, the seasonality of the Company's business, the Company's investments, the percentage of the Company's equipment sold directly to end users, the amount or value of unrecognized tax benefits, the impact of IRS tax regulations, payment of dividends by the Company, and the ultimate outcome of the Company's current claims and legal proceedings.

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

Infrastructure Group - This segment consists of five business units, three of which design, engineer, manufacture and market a complete line of asphalt plants, asphalt pavers and wood pellet plant equipment as well as related components and ancillary equipment. The two remaining companies in the Infrastructure Group primarily sell, service and install equipment produced by the manufacturing subsidiaries of the Company, with the majority of sales to the infrastructure industry.

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

The Company has one other category, Corporate, that contains the business units that do not meet the requirements for separate disclosure as a separate operating segment or inclusion in one of the other reporting segments. The business units in the Corporate category are Astec Insurance Company ("Astec Insurance") and Astec Industries, Inc., the parent company. These two companies provide support and corporate oversight for all the companies that fall within the reportable operating segments.

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

In addition to public sector funding, the economies in the markets the Company serves, the price of oil and its impact on customers' purchasing decisions and the price of steel may each affect the Company's financial performance. Economic downturns generally result in decreased purchasing by the Company's customers, which, in turn, causes reductions in sales and increased pricing pressure on the Company's products. Rising interest rates also typically negatively impact customers' attitudes toward purchasing equipment. The Federal Reserve has maintained historically low interest rates in response to the economic downturn which began in 2009; however, the Federal Reserve raised the Federal Funds Rate in December 2016, three times in 2017 (March, June and December) and twice in 2018 (March and June), and may implement additional increases in the future.

Significant portions of the Company's revenues from the Infrastructure Group relate to the sale of equipment involved in the production, handling, recycling or application of asphalt. Liquid asphalt is a by-product of oil refining. An increase or decrease in the price of oil impacts the cost of asphalt, which could alter demand for asphalt production and application, and therefore, affect demand for certain Company products. While increasing oil prices may have a negative financial impact on many of the Company's customers, the Company's equipment can use a significant amount of recycled asphalt pavement, thereby partially mitigating the effect of increased oil prices on the final cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. Oil prices rose during much of 2016 and continued to fluctuate during 2017 and early 2018, and fluctuations are expected to continue in the future. Minor fluctuations in oil prices should not have a significant impact on customers' buying decisions. Other factors such as political uncertainty in oil producing countries, interruptions in oil production due to disasters, whether natural or man-made, or other economic factors could significantly impact oil prices, which could negatively impact demand for the Company's products.  The Company believes the continued funding of the FAST Act federal highway bill passed in December 2015 has greater potential to impact the buying decisions of the Company's customers than does the fluctuation of oil prices in 2018.

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

Steel is a major component in the Company's equipment. Steel prices rose substantially during the first half of 2018. Prices have stabilized since June 2018, and the Company expects any near-term increases to be relatively small as the effects of the 232 tariffs have largely been realized.  Based on this, the Company expects pricing to remain at current levels at least until typical seasonal demand declines occur in the final quarter of 2018 or until tariff policies change. The Company continues to utilize forward-looking contracts (with no minimum or specified quantity guarantees) coupled with advanced steel purchases to minimize the impact of any price increases. The Company will continue to review the trends in steel prices throughout 2018 and establish future contract pricing accordingly.

In addition to the factors stated above, many of the Company's markets are highly competitive, and its products compete worldwide with a number of other manufacturers and dealers that produce and sell similar products. From 2010 through mid-2012, a weak U.S. dollar, combined with improving economic conditions in certain foreign economies, had a positive impact on the Company's international sales. From mid-2012 through mid-2018, the strong U.S. dollar has negatively impacted pricing in certain foreign markets the Company serves. The Company expects the U.S. dollar to remain strong as compared to historical rates in the near term relative to most foreign currencies. Increasing domestic interest rates or weakening economic conditions abroad could cause the U.S. dollar to strengthen above current values, which could negatively impact the Company's international sales.

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

Under the Company's current profit sharing plans, corporate officers, subsidiary presidents and other key management employees at each subsidiary have the opportunity to earn profit sharing incentives based upon the Company's and/or the individual groups or subsidiaries' return on capital employed, EBITDA margin and safety. Corporate officers' and subsidiary presidents' awards, when calculated at targeted performance, are between 35% and 100% of their base salary, depending upon their responsibilities, and the plans allow for awards of up to 200% of target incentive compensation. Each subsidiary also has the opportunity to earn up to 10% of its after-tax profit as a profit-sharing incentive award to be paid to its non-management employees.

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

Results of Operations

Pellet Plant Agreement
The Company's sales contract with the purchaser of a large wood pellet plant, on which $143,300 of revenue (prior to the $75,315 charge discussed below) has been recorded through June 30, 2018 (2018 revenues were not material) based on the over-time method, contained certain production output and operational provisions, which if not timely met, could have resulted in the Company having to refund the purchase price to the customer.  Additional contract provisions required the Company to compensate the customer for production shortfalls caused by the Company and other potential costs (depending on the market price of wood pellets).  As the plant did not meet the production output and operational specifications by the deadline set forth in the contract (June 29, 2018), the Company entered into an agreement with the customer on July 20, 2018 whereby the Company agreed to pay its customer $68,000 over 120 days following execution of the agreement and to forgive $7,315 in accounts receivables to obtain a full release of all the Company's contractual obligations under the sales contract.  The terms of the pellet plant agreement resulted in the Company's Infrastructure Group recording charges against sales of $75,315 and gross margins of $71,029 in the second quarter of 2018.  The pellet plant agreement also stipulates that the customer will pay the Company $7,000 if the wood pellet plant's performance satisfies certain emissions targets prior to May 1, 2019.

Net Sales
Net sales for the second quarter of 2018 were $272,528 compared to $301,909 for the second quarter of 2017, a decrease of $29,381 or 9.7%. Sales are generated primarily from new equipment and parts sales to domestic and international customers.  Sales for the second quarter of 2018 as compared to the second quarter of 2017 increased in the Aggregate and Mining Group, the Energy Group and in the Infrastructure Group's core business, but decreased in the total Infrastructure Group due to the $75,315 charge against sales as a result of the pellet plant agreement discussed above.  Sales by RexCon, Inc., which was added to the Energy Group in October 2017, were $9,547 for the three-month period ended June 30, 2018. Domestic sales and backlogs not related to pellet plants continue to be positively impacted by effects of the long-term federal highway bill enacted in December 2015 and other state and local funding mechanisms.  International sales in the second quarter of 2018 increased 6.4% as compared to the second quarter of 2017.   The Company's international backlog increased by 11.3% from June 30, 2017 to June 30, 2018, reflecting the continuing improvement in the Company's overall international business.  This increased international order activity is attributable to improved global market conditions, the stabilization of the U.S. dollar in certain foreign markets in late 2017 and early 2018 and a slight recovery in the mining and oil and gas sectors, coupled with the Company's strategy of keeping its sales and service structure in place in international markets where future growth is anticipated.  Parts sales for the second quarter of 2018 as compared to the second quarter of 2017 increased by 14.4%.  Sales reported by the Company's foreign subsidiaries in U.S. dollars for the second quarter of 2018 would have been $1,070 lower had second quarter 2018 foreign exchange rates been the same as second quarter 2017 rates.

Net sales for the first six months of 2018 were $597,981 compared to $620,310 for the first six months of 2017, a decrease of $22,329 or 3.6%. Sales are generated primarily from new equipment and parts sales to domestic and international customers.  Sales for the first six months of 2018 as compared to the first six months of 2017 increased in the Aggregate and Mining Group, the Energy Group and in the Infrastructure Group's core business, but decreased in the total Infrastructure Group due to the $75,315 charge against sales as a result of the pellet plant agreement discussed above.  Sales by RexCon, Inc., which was added to the Energy Group in October 2017, were $16,052 for the six-month period ended June 30, 2018. Domestic sales and backlogs not related to pellet plants continue to be positively impacted by effects of the long-term federal highway bill enacted in December 2015 and other state and local funding mechanisms.  International sales in the first six months of 2018 declined 4.1% as compared to the first six months of 2017 due to sales declines in the first quarter of 2018; however; the Company's international backlog increased by 11.3% from June 30, 2017 to June 30, 2018, reflecting the continuing improvement in the Company's overall international business.  This increased order activity is attributable to improved global market conditions, the stabilization of the U.S. dollar in certain foreign markets in late 2017 and early 2018 and a slight recovery in the mining and oil and gas sectors, coupled with the Company's strategy of keeping its sales and service structure in place in international markets where future growth is anticipated.  Parts sales for the first six months of 2018 as compared to the first six months of 2017 increased 11.4%.  Sales reported by the Company's foreign subsidiaries in U.S. dollars for the first six months of 2018 would have been $3,306 lower had the first six months 2018 foreign exchange rates been the same as the first six months 2017 rates.

Domestic sales for the second quarter of 2018 were $203,386 or 74.6% of consolidated net sales compared to $236,907 or 78.5% of consolidated net sales for the second quarter of 2017, a decrease of $33,521 or 14.1%.   Domestic sales for the second quarter of 2018 as compared to the second quarter of 2017 increased by $7,009 in the Aggregate and Mining Group and $13,642 in the Energy Group but decreased $54,172 in the Infrastructure Group (after giving effect to the $75,315 charge against sales due to the pellet plant agreement discussed above).  Domestic sales by the Energy Group include $9,286 of sales by RexCon, which was acquired in October 2017.

Domestic sales for the first six months of 2018 were $473,464 or 79.2% of consolidated net sales compared to $490,404 or 79.1% of consolidated net sales for the first six months of 2017, a decrease of $16,940 or 3.5%. Domestic sales for the first six months of 2018 as compared to the first six months of 2017 increased by $18,838 in the Aggregate and Mining Group and $23,205 in the Energy Group but decreased $58,983 in the Infrastructure Group (after giving effect to the $75,315 charge against sales due to the pellet plant agreement discussed above). Domestic sales by the Energy Group include $15,754 of sales by RexCon, which was acquired in October 2017.

International sales for the second quarter of 2018 were $69,142 or 25.4% of consolidated net sales compared to $65,002 or 21.5% of consolidated net sales for the second quarter of 2017, an increase of $4,140 or 6.4%. International sales for the second quarter of 2018 as compared to the second quarter of 2017 increased by $7,702 in the Energy Group and $2,170 in the Aggregate and Mining Group, but decreased $5,732 in the Infrastructure Group.  Increases in international sales in South America, Canada, Mexico, Australia, the Middle East and Africa were partially offset by decreases in sales in Russia, Asia and the West Indies.

International sales for the first six months of 2018 were $124,517 or 20.8% of consolidated net sales compared to $129,906 or 20.9% of consolidated net sales for the first six months of 2017, a decrease of $5,389 or 4.1%. International sales for the first six months of 2018 as compared to the first six months of 2017 decreased $19,070 in the Infrastructure Group but increased by $8,795 in the Aggregate and Mining Group and $4,886 in the Energy Group.  Decreases in international sales in Russia, Asia, Australia and the West Indies and were partially offset by increases in sales in South America, the Middle East and Africa.

Parts sales for the second quarter of 2018 were $78,718 compared to $68,825 for the second quarter of 2017, an increase of $9,893 or 14.4%.  Parts sales as a percentage of net sales increased 610 basis points to 28.9% in the second quarter of 2018 compared to 22.8% in the second quarter of 2017.  Parts sales increased $3,440 in the Infrastructure Group, $3,319 in the Aggregate and Mining Group and $3,134 in the Energy Group.

Parts sales for the first six months of 2018 were $166,805 compared to $149,784 for the first six months of 2017, an increase of $17,021 or 11.4%.  Parts sales as a percentage of net sales increased 380 basis points to 27.9% in the first six months of 2018 compared to 24.1% in the first six months of 2017.  Parts sales increased $6,422 in the Aggregate and Mining Group, $5,658 in the Energy Group and $4,941 in the Infrastructure Group.

Gross Profit
Consolidated gross profit decreased $64,416 or 98.3% to $1,108 for the second quarter of 2018 compared to $65,524 for the second quarter of 2017.  Second quarter 2018 gross profit was impacted by the $75,315 charge to sales due to the pellet plant agreement discussed above, which resulted in a decline in gross profit of $71,029. Gross margin as a percentage of sales, as reported, decreased to 0.4% for the second quarter of 2018 compared to 21.7% for the second quarter of 2017.  RexCon, Inc. contributed $2,345 of gross profit in the second quarter of 2018.

Consolidated gross profit decreased $62,183 or 44.0% to $79,113 for the first six months of 2018 compared to $141,296 for the first six months of 2017.  Six month 2018 gross profit was impacted by the $75,315 charge to sales due to the pellet plant agreement discussed above, which resulted in a decrease in gross profit of $71,029.  Gross margin, as reported, as a percentage of sales decreased 960 basis points to 13.2% for the first six months of 2018 compared to 22.8% for the first six months of 2017.  RexCon, Inc. contributed $3,682 of gross profit in the first six months of 2018.

Selling, General, Administrative and Engineering Expenses
Selling, general, administrative and engineering expenses increased $7,043 to $51,263 or 18.8% of net sales (or 14.7% of net sales excluding the impact of the $75,315 pellet plant agreement charge against sales) for the second quarter of 2018, compared to $44,220 or 14.6% of net sales for the second quarter of 2017.  The increase is due primarily to increased selling expense ($1,588), general and administrative salaries ($829), general and administrative outside consulting and services ($774), accounting fees ($878), legal and professional fees ($773), SERP expenses ($646) and airplane maintenance costs ($719).  RexCon, which was acquired in October 2017, incurred $920 of selling, general, administrative and engineering expenses in the second quarter of 2018.

Selling, general, administrative and engineering expenses increased $5,999 to $103,341 or 17.3% of net sales (or 15.3% of net sales excluding the impact of the $75,315 pellet plant agreement charge against sales) for the first six months of 2018, compared to $97,342 or 15.7% of net sales for the first six months of 2017.  The increase is due primarily to increased general and administrative salaries ($1,782), general and administrative outside consulting and services ($1,101), accounting fees ($1,247), legal and professional fees ($1,231), SERP expenses ($856) and airplane maintenance costs ($836), partially offset by a decline in annual incentive pay ($1,019).  RexCon, which was acquired in October 2017, incurred $1,893 of selling, general, administrative and engineering expenses in the first six months of 2018.

Interest Expense
Interest expense for the second quarter of 2018 decreased $17 to $168 from $185 for the second quarter of 2017.

Interest expense for the first six months of 2018 decreased $132 to $318 from $450 for the first six months of 2017, primarily due to a reduction in interest at the Company's Brazilian and South African subsidiaries.

Other Income, Net of Expenses
Other income, net of expenses was $1,052 for the second quarter of 2018 compared to $261 for the second quarter of 2017, an increase of $791 due primarily to a $635 insurance recovery.

Other income, net of expenses was $1,513 for the first six months of 2018 compared to $773 for the first six months of 2017, an increase of $740 due primarily to a $635 insurance recovery.

Income Tax Expense
The Company's combined effective income tax rate was 17.3% for the second quarter of 2018 compared to 32.8% for the second quarter of 2017.  The decline in tax rates is due to the passage of the Tax Cuts and Jobs Act of 2017 (which we refer to as the Tax Act) which lowered the U.S. corporate tax rate from 35% to 21% effective January 1, 2018.  The tax benefit for the second quarter of 2018 includes a $13,847 benefit related to the $75,315 charge against sales due to the pellet plant agreement discussed above.  The Tax Act also contained provisions partially offsetting the tax rate decline including the elimination of the Domestic Production Activities Deduction and a new territorial tax on foreign earnings.  See Note 10, Income Taxes, of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.

The Company's combined effective income tax rate was 10.8% for the first six months of 2018 compared to 33.5% for the first six months of 2017.  The decline in tax rates is due to the passage of the Tax Act which lowered the U.S. corporate tax rate from 35% to 21% effective January 1, 2018.   The Tax Act also contained provisions partially offsetting the tax rate decline including the elimination of the Domestic Production Activities Deduction and a new territorial tax on foreign earnings.  See Note 10, Income Taxes of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.

Net Income
The Company had a net loss attributable to controlling interest of $40,674 for the second quarter of 2018 compared to net income attributable to controlling interest of $14,420 for the second quarter of 2017, a decrease of $55,094. The second quarter 2018 net loss includes an after-tax charge of $57,182 due to the pellet plant agreement discussed above.  Net loss attributable to controlling interest per share was $1.76 for the second quarter of 2018 compared to net income attributable to controlling interest per diluted share of $0.62 for the second quarter of 2017, a decrease of $2.38.  Diluted shares outstanding for the quarters ended June 30, 2018 and 2017 were 23,061 and 23,183, respectively.

The Company had a net loss attributable to controlling interest of $20,407 for the first six months of 2018 compared to net income attributable to controlling interest of $29,540 for the first six months of 2017, a decrease of $49,947. The six month 2018 net loss includes an after-tax charge of $57,182 due to the pellet plant agreement discussed above.  Net loss attributable to controlling interest per share was $0.89 for the first six months of 2018 compared to net income per diluted share of $1.27 for the first six months of 2017, a decrease of $2.16.  Diluted shares outstanding for the six months ended June 30, 2018 and 2017 were 23,053 and 23,179, respectively.

Dividends
In February 2013, the Company's Board of Directors approved a dividend policy pursuant to which the Company began paying a quarterly $0.10 per share dividend on its common stock beginning in the second quarter of 2013.  The actual amount of future quarterly dividends, if any, will be based upon the Company's financial position, results of operations, cash flows, capital requirements and restrictions under the Company's existing credit agreement, among other factors.  The Board retained the power to modify, suspend or cancel the Company's dividend policy in any manner and at any time it deems necessary or appropriate in the future.  The Company paid quarterly dividends of $0.10 per common share to shareholders in each quarter of 2017 and in each of the two quarters of 2018.   On July 29, 2018, the Company's Board of Directors approved a quarterly dividend of $0.11 per common share to be paid in August 2018.

Backlog
The backlog of orders as of June 30, 2018 was $302,892 compared to $360,543 as of June 30, 2017, a decrease of $57,651 or 16.0%. Domestic backlogs decreased $66,267 or 23.3% while international backlogs increased $8,616 or 11.3%.  The June 30, 2018 backlog was comprised of 71.9% domestic orders and 28.1% international orders, as compared to 78.8% domestic orders and 21.2% international orders as of June 30, 2017.  Included in the June 30, 2017 backlog is approximately $60,000 for a three-line pellet plant from one customer under a Company-financed arrangement whereby the Company expected to record the related revenues when payment became assured.  While the plant is currently operational and meeting its production goals, the customer has expressed its desire to further modify its obligations under the arrangement.  As a result, the Company has removed the order from its June 30, 2018 backlog and the parties have agreed to jointly market the plant to a new buyer.

The Company is unable to determine whether the changes in backlogs (ignoring the impact of the removal of the $60,000 pellet plant order discussed above) were experienced by the industry as a whole; however, the Company believes the changes in backlogs reflect the current economic conditions the industry is experiencing.

Segment Net Sales-Quarter:
	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Infrastructure Group	$83,202	$143,106	$(59,904)	(41.9)%
Aggregate and Mining Group	116,297	107,118	9,179	8.6%
Energy Group	73,029	51,685	21,344	41.3%

Infrastructure Group: Sales in this group were $83,202 for the second quarter of 2018 compared to $143,106 for the same period in 2017, a decrease of $59,904 or 41.9%.  Domestic sales for the Infrastructure Group decreased $54,170 or 45.4% for the second quarter of 2018 compared to the same period in 2017 due to a $75,315 charge against sales due to the pellet plant agreement discussed above.  This one-time charge was partially offset by improvements in domestic sales of the group's core business of asphalt plant and mobile equipment product lines.  Infrastructure Group domestic sales and backlogs continue to be favorably impacted by the increased federal funding under the FAST Act.  International sales for the Infrastructure Group decreased $5,734 or 24.0% for the second quarter of 2018 compared to the same period in 2017 due primarily to a decrease in asphalt plant sales, partially offset by an increase in sales by the Company-owned dealership in Australia.  While second quarter international sales declined year over year, the group's international backlog increased by $1,382, or 6.0%, from June 30, 2017 to June 30, 2018.  The Company's international sales efforts are continuing to benefit from improved highway building activities and global market conditions in certain foreign countries, while still being hampered by the continuing strong U.S. dollar and freight costs on overseas shipments.  Sales decreases between periods occurred primarily in Russia, Canada and the West Indies offset in part by increased sales in Australia.  Parts sales for the Infrastructure Group increased 11.4% for the second quarter of 2018 compared to the same period in 2017.

Aggregate and Mining Group: Sales in this group were $116,297 for the second quarter of 2018 compared to $107,118 for the same period in 2017, an increase of $9,179 or 8.6%.  Domestic sales for the Aggregate and Mining Group increased by $7,009 or 9.8% for the second quarter of 2018 compared to the same period in 2017 due primarily to increased sales into the Company's traditional rock quarry markets along with a small increase in mining related sales.  International sales for the Aggregate and Mining Group increased $2,170 or 6.2% in the second quarter of 2018 compared to the same period in 2017 due to improved economies in many international markets and improvements in the mining sector, coupled with the Company's continued international sales efforts and improved sales by the Company's Northern Ireland subsidiary.  International sales increases in Mexico, the Middle East, South America (excluding Brazil) and Russia were partially offset by a sales decrease in Asia and other Post-Soviet states.  Parts sales for this group increased 12.3% for the second quarter of 2018 compared to the same period in 2017.

Energy Group: Sales in this group were $73,029 for the second quarter of 2018 compared to $51,685 for the same period in 2017, an increase of $21,344 or 41.3%.  Domestic sales for the Energy Group increased $13,642 or 29.8% for the second quarter of 2018 compared to the same period in 2017.  Domestic sales were favorably impacted by the $9,286 of domestic sales by RexCon, Inc. (which was acquired in October 2017) and improved sales of industrial heaters/boilers and drilling rigs.  International sales for the Energy Group increased $7,702 or 130.4% due primarily to increased sales of oil and gas rigs and wood chipping and grinding equipment in the second quarter of 2018.  Sales increases occurred primarily in Canada, South America, Africa and Japan/Korea.  Parts sales for this group increased 27.0% for the second quarter of 2018 compared to the same period in 2017 with 45.9% of the increase attributable to sales by RexCon, Inc.

Segment Net Sales-Six Months:
	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Infrastructure Group	$230,296	$308,349	$(78,053)	(25.3)%
Aggregate and Mining Group	235,364	207,731	27,633	13.3%
Energy Group	132,321	104,230	28,091	27.0%

Infrastructure Group: Sales in this group were $230,296 for the first six months of 2018 compared to $308,349 for the same period in 2017, a decrease of $78,053 or 25.3%.  Domestic sales for the Infrastructure Group decreased $58,983 or 22.8% for the first six months of 2018 compared to the same period in 2017 due to a $75,315 charge against sales due to the pellet plant agreement discussed above.  This one-time charge was partially offset by improvements in domestic sales of the group's core business of asphalt plant and mobile equipment product lines.  Infrastructure Group domestic sales and backlogs continue to be favorably impacted by the increased federal funding under the FAST Act.  International sales for the Infrastructure Group decreased $19,070 or 38.3% for the first six months of 2018 compared to the same period in 2017 due primarily to decreases in mobile asphalt equipment and asphalt plant sales partially offset by increased sales by the Company-owned dealership in Australia.  Mobile equipment sales for the first six months of 2017 were favorably impacted by initial purchases from new Company dealers added in certain foreign territories as the Company modified its sales strategy from a direct sales model to selling its mobile equipment through dealers in select territories where historical direct sales efforts had yielded less than desired volumes.  While first six months international sales declined year over year, the group's international backlog increased by $1,382, or 6.0%, from June 30, 2017 to June 30, 2018.  The Company's international sales efforts are continuing to benefit from improved highway building activities and improved global market conditions in certain foreign countries.  Future international sales are expected to be favorably impacted by equipment modifications currently being designed to better meet the needs of certain foreign markets.  Sales decreases between periods occurred primarily in Russia, Canada, Mexico and the West Indies partially offset by improved sales in Australia.  Parts sales for the Infrastructure Group increased 6.6% for the first six months of 2018 compared to the same period in 2017.

Aggregate and Mining Group: Sales in this group were $235,364 for the first six months of 2018 compared to $207,731 for the same period in 2017, an increase of $27,633 or 13.3%.  Domestic sales for the Aggregate and Mining Group increased by $18,838 or 13.1% for the first six months of 2018 compared to the same period in 2017 due primarily to increased sales into the Company's traditional rock quarry markets as well as improved sales into the  mining sector.  International sales for the Aggregate and Mining Group increased $8,795 or 13.8% in the first six months of 2018 compared to the same period in 2017 due to improved economies in many international markets and improvement in the mining sector, coupled with the Company's continued international sales efforts and improved sales by the Company's Northern Ireland subsidiary.  International sales increases in Mexico, South America, the Middle East, Africa, Russia and Brazil were partially offset by sale decreases in Asia.  Parts sales for this group increased 12.3% for the first six months of 2018 compared to the same period in 2017.

Energy Group: Sales in this group were $132,321 for the first six months of 2018 compared to $104,230 for the same period in 2017, an increase of $28,091 or 27.0%.  Domestic sales for the Energy Group increased $23,205 or 26.4% for the first six months of 2018 compared to the same period in 2017.  Domestic sales were favorably impacted by the $15,754 of domestic sales by RexCon, Inc. and improved sales of industrial heaters/boilers.  International sales for the Energy Group increased $4,886 or 30.1% due primarily to increases in sales of industrial heaters/boilers, wood chipping and grinding equipment and drilling rigs.  Sales increases occurring primarily in Canada, South America and Japan/Korea were partially offset by decreased sales in Australia.  Parts sales for this group increased 24.7% for the first six months of 2018 compared to the same period in 2017 with 54.4% of the growth being from sales by RexCon, Inc.

Segment Profit (Loss)-Quarter:
	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Infrastructure Group	$(62,734)	$9,893	$(72,627)	(734.1)%
Aggregate and Mining Group	12,548	11,367	1,181	10.4%
Energy Group	8,477	3,165	5,312	167.8%
Corporate	596	(10,260)	10,856	105.8%

Infrastructure Group: Segment loss for the Infrastructure Group was $62,734 for the second quarter of 2018 compared to segment income of $9,893 for the same period in 2017, a decrease in earnings of $72,627.  The decrease in segment profits was due primarily to a $71,029 charge against gross profit due to the pellet plant agreement discussed above, a decrease of other gross profits of $3,608, and an increase in intercompany profit elimination and increased engineering expense of $448, partially offset by reduced state income taxes of $2,494.

Aggregate and Mining Group: Segment profit for the Aggregate and Mining Group was $12,548 for the second quarter of 2018 compared to $11,367 for the same period in 2017, an increase of $1,181 or 10.4%.  The increase in profits between periods is due to an increase in gross profit of $3,251 due to increased sales of $9,179 between periods.  Gross margins increased to 25.0% for the second quarter of 2018 as comparted to 24.1% for the second quarter of 2017.  The improved gross profits were partially offset by an increase in selling expenses of $1,068, which were primarily related to domestic sales), and an increase in general and administrative expenses of $1,056, which were primarily related to the cost of employees, legal, accounting fees, consulting fees and other outside services.  A reduction in engineering expenses of $451 also contributed to the improved gross profits.

Energy Group: Segment profit for the Energy Group was $8,477 for the second quarter of 2018 compared to $3,165 for the same period 2017, an increase of $5,312 or 167.8%.  The Energy Group's gross profit increased $6,944 between periods due to a $21,344 increase in sales between periods and a 220 basis point increase in gross margins.  The improved gross profits were partially offset by selling, general, administrative and engineering expenses of $920 at RexCon, Inc.

Corporate: Corporate operations had income of $596 for the second quarter of 2018 compared to a loss of $10,260 for the second quarter of 2017, a favorable change of $10,856 or 105.8%, due primarily to reductions in income taxes of $13,537 between periods resulting from the federal tax benefit of the one-time charge recorded in the second quarter of 2018 due to the pellet plant agreement.  The tax savings were partially offset by an increase in general and administrative costs between periods of $2,758, which primarily related to the cost of employees, SERP expenses, accounting fees, consulting fees and other outside services and plane maintenance.

Segment Profit (Loss)-Six Months:
	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Infrastructure Group	$(47,882)	$28,073	$(75,955)	(270.6)%
Aggregate and Mining Group	25,658	19,795	5,863	29.6%
Energy Group	13,088	5,894	7,194	122.1%
Corporate	(10,652)	(24,689)	14,037	56.9%

Infrastructure Group: Segment loss for the Infrastructure Group was $47,882 for the first six months of 2018 compared to $28,073 for the same period in 2017, a decrease in earnings of $75,955 or 270.6%. The decrease in segment profits was due primarily to a $71,029 charge against gross profit due to the pellet plant agreement discussed above, a decrease of other gross profits of $8,128, an increase in general and administrative costs of $1,480, which primarily related to employee costs, legal fees, accounting fees, depreciation, consulting and other outside services, and increased engineering expense of $754, (primarily related to consulting fees).  These decreases in profits were partially offset by a decrease in selling expenses of $1,397 (primarily related to ConExpo costs incurred in 2017) and a decrease in income taxes of $2,852.

Aggregate and Mining Group: Segment profit for the Aggregate and Mining Group was $25,658 for the first six months of 2018 compared to $19,795 for the same period in 2017, an increase of $5,863 or 29.6%.  The increase in profits between periods is due to an increase in gross profit of $7,517 due to increased sales of $27,633 between periods.  Gross margins remained relatively constant between periods at 24.8% and 24.5% for the first six months of 2018 and 2017, respectively.  Improved gross profits were partially offset by an increase in selling expenses of $424 and general and administrative expenses of $1,744, which primarily related to employee costs and legal fees.

Energy Group: Segment profit for the Energy Group was $13,088 for the first six months of 2018 compared to $5,894 for the same period 2017, an increase of $7,194 or 122.1%.  The Energy Group's gross profit increased $9,344 between periods due primarily to a $28,091 increase in sales between periods and a 180 basis point increase in gross margins.  The improved gross profits were partially offset by an increase in selling expenses of $1,130 (primarily employee costs, exhibit costs and amortization), and general and administrative expenses of $999 (primarily employee costs and accounting fees).  Selling, general, administrative and engineering expenses of $1,893 were incurred at RexCon, Inc. in the first six months of 2018.

Corporate: Corporate operations had a loss of $10,652 for the first six months of 2018 compared to a loss of $24,689 for the first six months of 2017, a favorable change of $14,037 or 56.9%, due primarily to reductions in income taxes of $15,551, partially offset by an increase in general and administrative expense of $1,623 for the first six months of 2018 as compared to the first six months of 2017, (primarily related to increases in wages, SERP costs, accounting fees, plane maintenance and consulting fees, although employee annual incentive costs decreased).

Liquidity and Capital Resources
The Company's primary sources of liquidity and capital resources are its cash on hand, borrowing capacity under a $100,000 revolving credit facility and cash flows from operations. The Company had $65,206 of cash available for operating purposes as of June 30, 2018, of which $24,082 was held by the Company's foreign subsidiaries.  The transition of U.S. international taxation from a worldwide tax system to a territorial system, as provided under the Tax Act passed in December 2017, will greatly reduce, or eliminate, any additional taxes on these funds should the Company decide to repatriate these funds to the United States.  At June 30, 2018, and at all times during the first six months of 2018, the Company had no borrowings outstanding under its revolving credit facility.  Net of letters of credit totaling $9,941, the Company had borrowing availability of $90,059 under the revolving credit facility as of June 30, 2018.  The revolving credit facility agreement contains certain financial covenants, including provisions concerning required levels of annual net income and minimum tangible net worth.  The Company was in compliance with the financial covenants of the agreement at June 30, 2018.

The Company's South African subsidiary, Osborn Engineered Products SA (Pty) Ltd ("Osborn"), has a credit facility of $6,927 with a South African bank to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of June 30, 2018, Osborn had no outstanding borrowings but had $1,236 in performance, advance payment and retention guarantees outstanding under the facility. The facility has been guaranteed by Astec Industries, Inc., but is otherwise unsecured. A 0.75% unused facility fee is charged if less than 50% of the facility is utilized. As of June 30, 2018, Osborn had available credit under the facility of $5,691. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 9.75% as of June 30, 2018.

The Company's Brazilian subsidiary, Astec Brazil, has outstanding working capital loans totaling $2,039 as of June 30, 2018 from Brazilian banks with interest rates ranging from 10.4% to 11.0%.  The loans' maturity dates range from November 2018 to April 2024 and the debts are secured by Astec Brazil's manufacturing facility and also by letters of credit totaling $3,200 issued by Astec Industries, Inc.  Additionally, Astec Brazil has various five-year equipment financing loans outstanding with Brazilian banks in the aggregate of $335 as of June 30, 2018 that have interest rates ranging from 3.5% to 16.3%.  These equipment loans have maturity dates ranging from September 2018 to April 2020.

Cash Flows from Operating Activities:

	Six Months Ended June 30,		Increase
	2018	2017	(Decrease)
Net income (loss)	$(20,552)	$29,439	$(49,991)
Depreciation and amortization	13,880	12,777	1,103
Provision for warranties	7,529	8,248	(719)
Changes in working capital:
Trade and other receivables	(24,219)	(38,551)	14,332
Inventories	(3,410)	(20,919)	17,509
Prepaid expenses	2,278	3,502	(1,224)
Accounts payable	4,181	7,662	(3,481)
Customer deposits	(4,163)	6,813	(10,976)
Product warranty accruals	(11,482)	(7,184)	(4,298)
Prepaid and income taxes payable, net	(9,141)	(7,847)	(1,294)
Accrued pellet plant agreement costs	68,000	--	68,000
Other, net	(4,480)	(2,992)	(1,488)
Net cash provided (used) by operating activities	$18,421	$(9,052)	$27,473

Net cash from operating activities improved by $27,473 for the first six months of 2018 as compared to the first six months of 2017 due primarily to an increase in net sales before giving effect to the accrued pellet plant agreement costs of $68,000 coupled with the fact that accounts receivables and inventories did not increase during the six months ended June 30, 2018 as significantly as in the same period in the prior year.  The charge against sales under the pellet plant agreement was accrued during the first six months of 2018 as a reduction in net sales, but payments under the agreement are not scheduled to begin until after June 30, 2018.

Cash Flows from Investing Activities:

	Six Months Ended June 30,		Increase
	2018	2017	(Decrease)
Expenditures for property and equipment	$(8,719)	$(10,846)	$2,127
Other	338	(350)	688
Net cash used by investing activities	$(8,381)	$(11,196)	$2,815

Net cash used by investing activities improved by $2,815 for the first six months of 2018 as compared to the same period in 2017 due primarily to decreased capital expenditures in the first six months of 2018 as compared to the first six months of 2017.

Total capital expenditures for 2018 are forecasted to be approximately $35,000.  The Company expects to finance these expenditures using currently available cash balances, internally generated funds and available credit under the Company's credit facilities.  Capital expenditures are generally for machinery, equipment and facilities used by the Company in the production of its various products.  The Company believes that its current working capital, cash flows generated from future operations and available capacity under its credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements through August 2019.

Cash Flows from Financing Activities:

	Six Months Ended June 30,		Increase
	2018	2017	(Decrease)
Payment of dividends	$(4,618)	$(4,613)	$(5)
Net change in borrowings from banks	(1,105)	(5,929)	4,824
Other, net	(180)	(373)	193
Net cash used by financing activities	$(5,903)	$(10,915)	$5,012

Cash used by financing activities improved by $5,012 for the first six months of 2018 compared to the same period in 2017 due primarily to the Company's Osborn subsidiary paying off its outstanding line of credit in the first quarter of 2017.

Financial Condition
The Company's current assets increased to $642,216 as of June 30, 2018 from $602,969 as of December 31, 2017, an increase of $39,247 or 6.5%, due primarily to increases in trade receivables of $26,090 and prepaid expenses and other of $8,310 during the first six months of 2018.

The Company's current liabilities increased to $242,680 as of June 30, 2018 from $179,146 as of December 31, 2017, an increase of $63,534 or 35.5% due primarily to a liability incurred due to the pellet plant agreement discussed above with scheduled payments from July to November 2018.

Market Risk and Risk Management Policies
We have no material changes to the disclosure on this matter made in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Contingencies
The Company's sales contract with the purchaser of a large wood pellet plant, on which $143,300 of revenue (prior to the $75,315 charge discussed below) has been recorded through June 30, 2018 based on the over-time method, contained certain production output and operational provisions, which if not timely met, could have resulted in the Company having to refund the purchase price to the customer.  Additional contract provisions required the Company to compensate the customer for production shortfalls caused by the Company and other potential costs (depending on the market price of wood pellets).  As the plant did not meet the production output and operational specifications by the deadline set forth in the contract (June 29, 2018), the Company entered into an agreement with the customer on July 20, 2018, whereby the Company agreed to pay its customer $68,000 over 120 days following execution of the agreement and to forgive $7,315 in accounts receivables to obtain a full release of all the Company's contractual obligations under the sales contract.  The terms of the pellet plant agreement resulted in the Company recording charges against sales of $75,315 and gross margins of $71,029 in the second quarter of 2018.  The pellet plant agreement also stipulates that the customer will pay the Company $7,000 if the wood pellet plant's performance satisfies certain emissions targets prior to May 1, 2019.

The Company produced a large wood pellet plant for a customer under a Company-financed arrangement whereby the Company deferred the recognition of revenues as payment under the arrangement was not assured.  While the plant is currently operational and meeting its production goals, the customer has expressed its desire to further modify its obligations under the arrangement.  As a result, the Company has removed the order from its backlog and the parties have agreed to jointly market the plant to a new buyer.  The Company expects the ultimate sale of the plant will result in the payments to the Company in excess of the $59,521 inventory value currently recorded; however, future inventory reserves or losses upon the ultimate sale of the plant may occur.  As required by the arrangement with the customer, the Company is currently funding the operation of the plant and may be responsible for operational losses should they occur prior to the ultimate sale of the plant.

Off-balance Sheet Arrangements
As of June 30, 2018, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations
During the six months ended June 30, 2018, there were no substantial changes in the Company's commitments or contractual liabilities.

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

Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three or six month-periods ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6.  Exhibits

Exhibit No.	Description
10.1	Amendment to "Appendix A" of the Astec Industries, Inc. Supplemental Executive Retirement Plan, effective July 26, 2018.
10.2	Agreement (regarding pellet plant) between Astec, Inc., Astec Industries, Inc., Highland Pellets, LLC, Highland, LLC, Arkansas Teacher Retirement System and CIP CAPS Pine, L.P., dated July 20, 2018.
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

ASTEC INDUSTRIES, INC. (Registrant)

Date: August 9, 2018	/s/ Benjamin G. Brock
Benjamin G. Brock Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2018	/s/ David C. Silvious
David C. Silvious Chief Financial Officer, Vice President, and Treasurer (Principal Financial and Accounting Officer)