Form 10-Q
period 2019-06-30
ASTEC INDUSTRIES INC
filed 2019-08-07
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
 (Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number                    001-11595

Astec Industries, Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-0873631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1725 Shepherd Road, Chattanooga, Tennessee	37421
(Address of principal executive offices)	(Zip Code)

(423) 899-5898
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Stock	ASTE	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2019
Common Stock, par value $0.20	22,534,739

ASTEC INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
Astec Industries, Inc.
Condensed Consolidated Balance Sheets
(in thousands) (unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$24,905	$25,821
Investments	1,211	1,946
Trade receivables	135,969	130,569
Other receivables	3,227	3,409
Inventories	360,883	355,944
Prepaid income taxes	16,339	24,459
Prepaid expenses and other	15,001	18,843
Total current assets	557,535	560,991
Property and equipment, net	191,854	192,448
Investments	16,080	14,890
Operating lease right-of-use assets	4,075	–
Goodwill	32,628	32,748
Deferred income tax assets	18,992	27,490
Other long-term assets	27,391	26,890
Total assets	$848,555	$855,457
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$236	$413
Accounts payable	70,338	70,614
Customer deposits	35,044	48,069
Accrued product warranty	10,117	10,928
Accrued payroll and related liabilities	21,319	24,126
Accrued loss reserves	1,925	1,832
Other current liabilities	34,957	33,249
Total current liabilities	173,936	189,231
Long-term debt	28,891	59,709
Deferred income tax liabilities	935	1,020
Other long-term liabilities	24,185	20,207
Total liabilities	227,947	270,167
Shareholders’ equity	619,979	584,580
Non-controlling interest	629	710
Total equity	620,608	585,290
Total liabilities and equity	$848,555	$855,457
See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$304,802	$272,528	$630,582	$597,981
Cost of sales	221,352	271,420	470,606	518,868
Gross profit	83,450	1,108	159,976	79,113
Selling, general, administrative and engineering expenses	52,969	51,263	111,316	103,341
Income (loss) from operations	30,481	(50,155)	48,660	(24,228)
Interest expense	(484)	(168)	(1,131)	(318)
Other income, net of expenses	372	1,052	839	1,513
Income (loss) from operations before income taxes	30,369	(49,271)	48,368	(23,033)
Income tax provision (benefit)	7,008	(8,503)	10,789	(2,481)
Net income (loss)	23,361	(40,768)	37,579	(20,552)
Net loss attributable to non-controlling interest	16	94	72	145
Net income (loss) attributable to controlling interest	$23,377	$(40,674)	$37,651	$(20,407)

Earnings (loss) per common share
Net income (loss) attributable to controlling interest:
Basic	$1.04	$(1.76)	$1.67	$(0.89)
Diluted	$1.03	$(1.76)	$1.66	$(0.89)
Weighted average number of common shares outstanding:
Basic	22,509	23,061	22,503	23,053
Diluted	22,667	23,061	22,656	23,053
Dividends declared per common share	$0.11	$0.10	$0.22	$0.20

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$23,361	$(40,768)	$37,579	$(20,552)
Other comprehensive income (loss):
Foreign currency translation adjustments	(110)	(8,021)	853	(6,309)
Change in unrecognized pension benefit cost	–	–	–	65
Other comprehensive income (loss)	(110)	(8,021)	853	(6,244)
Comprehensive income (loss)	23,251	(48,789)	38,432	(26,796)
Comprehensive loss attributable to non-controlling interest	3	237	62	285
Comprehensive income (loss) attributable to controlling interest	$23,254	$(48,552)	$38,494	$(26,511)

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$37,579	$(20,552)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,139	13,880
Provision for doubtful accounts	806	148
Provision for warranties	4,496	7,529
Deferred compensation expense	144	99
Stock-based compensation	1,739	1,321
Deferred income tax provision (benefit)	8,412	(121)
(Gain) loss on disposition of fixed assets	176	(183)
Distributions to SERP participants	(1,007)	(184)
Change in operating assets and liabilities:
Sale (purchase) of trading securities, net	50	(336)
Trade and other receivables	(6,719)	(24,219)
Inventories	(5,240)	(3,410)
Prepaid expenses	911	2,278
Other assets	(347)	(3,639)
Accounts payable	(2,006)	4,181
Accrued pellet plant agreement costs	–	68,000
Accrued product warranty	(5,287)	(11,482)
Customer deposits	(13,025)	(4,163)
Prepaid and income taxes payable, net	7,669	(9,141)
Other	1,381	(1,585)
Net cash provided by operating activities	42,871	18,421
Cash flows from investing activities:
Expenditures for property and equipment	(8,657)	(8,719)
Proceeds from sale of property and equipment	136	243
Other	433	95
Net cash used by investing activities	(8,088)	(8,381)
Cash flows from financing activities:
Payment of dividends	(4,956)	(4,618)
Borrowings under bank loans	121,041	–
Repayments of bank loans	(152,055)	(1,105)
Sale of Company shares held by SERP	238	279
Withholding tax paid upon vesting of restricted stock units	(160)	(432)
Purchase of subsidiary shares	(16)	(27)
Net cash used by financing activities	(35,908)	(5,903)
Effect of exchange rates on cash	209	(1,211)
Net change in cash and cash equivalents	(916)	2,926
Cash and cash equivalents, beginning of period	25,821	62,280
Cash and cash equivalents, end of period	$24,905	$65,206

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc.
Condensed Consolidated Statements of Equity
For the Three and Six Months Ended June 30, 2019
(in thousands)
(unaudited)

For the Three Months Ended June 30, 2019
	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accum- ulated Other Compre- hensive Loss	Company Shares Held by SERP	Retained Earnings	Non- controlling Interest	Total Equity
Balance, March 31, 2019	22,523	$4,505	$121,665	$(33,641)	$(1,669)	$507,759	$647	$599,266
Net income (loss)	–	–	–	–	–	23,377	(16)	23,361
Other comprehensive loss	–	–	–	(110)	–	–	–	(110)
Change in ownership percentage of subsidiary	–	–	–	–	–	–	(9)	(9)
Dividends declared	–	–	3	–	–	(2,481)	–	(2,478)
Stock-based compensation	1	–	596	–	–	–	–	596
RSU vesting	7	1	(1)	–	–	–	–	–
SERP transactions, net	–	–	22	–	(47)	–	–	(25)
Other	–	–	–	–	–	–	7	7
Balance, June 30, 2019	22,531	$4,506	$122,285	$(33,751)	$(1,716)	$528,655	$629	$620,608

For the Six Months Ended June 30, 2019
	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accum- ulated Other Compre- hensive Loss	Company Shares Held by SERP	Retained Earnings	Non- controlling Interest	Total Equity
Balance, December 31, 2018	22,513	$4,503	$120,601	$(33,883)	$(1,886)	$495,245	$710	$585,290
Net income (loss)	–	–	–	–	–	37,651	(72)	37,579
Other comprehensive income	–	–	–	853	–	–	–	853
Change in ownership percentage of subsidiary	–	–	–	–	–	–	(9)	(9)
Dividends declared	–	–	6	–	–	(4,962)	–	(4,956)
Stock-based compensation	2	–	1,773	–	–	–	–	1,773
RSU vesting	16	3	(3)	–	–	–	–	–
Withholding tax paid upon vesting of RSUs	–	–	(160)	–	–	–	–	(160)
Cumulative impact of ASU No. 2018-02	–	–	–	(721)	–	721	–	–
SERP transactions, net	–	–	68	–	170	–	–	238
Balance, June 30, 2019	22,531	$4,506	$122,285	$(33,751)	$(1,716)	$528,655	$629	$620,608

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc.
Condensed Consolidated Statements of Equity
For the Three and Six Months Ended June 30, 2018
(in thousands)
(unaudited)

For the Three Months Ended June 30, 2018
	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accum- ulated Other Compre- hensive Loss	Company Shares Held by SERP	Retained Earnings	Non- controlling Interest	Total Equity
Balance, March 31, 2018	23,087	$4,617	$143,355	$(22,466)	$(1,791)	$583,286	$1,075	$708,076
Net loss	–	–	–	–	–	(40,674)	(94)	(40,768)
Other comprehensive loss	–	–	–	(8,021)	–	–	–	(8,021)
Change in ownership percentage of subsidiary	–	–	–	–	–	–	(66)	(66)
Dividends declared	–	–	2	–	–	(2,312)	–	(2,310)
Stock-based compensation	–	–	309	–	–	–	–	309
Stock issued under incentive plans	7	2	(2)	–	–	–	–	–
Withholding tax paid upon vesting of RSUs	–	–	(68)	–	–	–	–	(68)
SERP transactions, net	–	–	–	–	(97)	–	–	(97)
Other	–	–	–	–	–	–	(74)	(74)
Balance, June 30, 2018	23,094	$4,619	$143,596	$(30,487)	$(1,888)	$540,300	$841	$656,981

For the Six Months Ended June 30, 2018
	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accum- ulated Other Compre- hensive Loss	Company Shares Held by SERP	Retained Earnings	Non- controlling Interest	Total Equity
Balance, December 31, 2017	23,070	$4,614	$141,931	$(24,243)	$(1,960)	$565,330	$1,093	$686,765
Net loss	–	–	–	–	–	(20,407)	(145)	(20,552)
Other comprehensive loss	–	–	–	(6,244)	–	–	–	(6,244)
Change in ownership percentage of subsidiary	–	–	–	–	–	–	(109)	(109)
Dividends declared	–	–	5	–	–	(4,623)	–	(4,618)
Stock-based compensation	–	–	1,890	–	–	–	–	1,890
Stock issued under incentive plans	24	5	(5)	–	–	–	–	–
Withholding tax paid upon vesting of RSUs	–	–	(432)	–	–	–	–	(432)
SERP transactions, net	–	–	207	–	72	–	–	279
Other	–	–	–	–	–	–	2	2
Balance, June 30, 2018	23,094	$4,619	$143,596	$(30,487)	$(1,888)	$540,300	$841	$656,981

See Notes to Unaudited Condensed Consolidated Financial Statements

ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands, except per share amounts, unless otherwise specified)

Note 1.  Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.  It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Astec Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2018.

The unaudited condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Certain reclassifications have been made in amounts previously reported to conform to current year presentation.

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

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which permits companies to reclassify tax effects stranded in accumulated other comprehensive income (“OCI”) as a result of U.S. tax reform impacting tax rates or other items, such as changing from a worldwide tax system to a territorial system, from OCI to retained earnings.  Other tax effects stranded in OCI due to other reasons, such as prior changes in tax laws or changes in valuation allowances, may not be reclassified.  The new standard was effective for fiscal years beginning after December 15, 2018, and the Company adopted its provisions as of January 1, 2019.  As a result of adopting this new standard, the Company reclassified $721 of previously stranded tax effects from accumulated comprehensive loss to retained earnings as shown on the accompanying unaudited condensed consolidated statement of equity for the six months ended June 30, 2019.

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

The following table sets forth net income (loss) attributable to controlling interest and the number of basic and diluted shares used in the computation of earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to controlling interest	$23,377	$(40,674)	$37,651	$(20,407)
Denominator:
Denominator for basic earnings (loss) per share	22,509	23,061	22,503	23,053
Effect of dilutive securities:
Restricted stock units	110	–	105	–
Supplemental Executive Retirement Plan	48	–	48	–
Denominator for diluted earnings (loss) per share	22,667	23,061	22,656	23,053

Note 3.  Receivables
Receivables are net of allowances for doubtful accounts of $1,927 and $1,184 as of June 30, 2019 and December 31, 2018, respectively.

Note 4.  Inventories
Inventories consist of the following:

	June 30, 2019	December 31, 2018
Raw materials and parts	$176,938	$173,919
Work-in-process	73,629	69,718
Finished goods	82,594	89,152
Used equipment	27,722	23,155
Total	$360,883	$355,944

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

The most significant component of the Company’s inventory is steel. A significant decline in the market price of steel could result in a decline in the market value of the Company’s equipment or parts. During periods of significant declining steel prices, the Company reviews the valuation of its inventories to determine if reductions are needed in the recorded value of inventory on hand to its net realizable value.

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

Note 5.  Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation of $262,001 and $254,493 as of June 30, 2019 and December 31, 2018, respectively.

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

The carrying amount of cash and cash equivalents, trade receivables, other receivables, accounts payable and long-term debt approximates their fair value because of their short-term nature and/or interest rates associated with the instruments.  Investments are carried at their fair value based on quoted market prices for identical or similar assets or, where no quoted prices exist, other observable inputs for the asset.  The fair values of foreign currency exchange contracts are based on quotations from various banks for similar instruments using models with market based inputs.

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

As indicated in the tables below (which excludes the Company’s pension assets), the Company has determined that all of its financial assets and liabilities as of June 30, 2019 and December 31, 2018 are Level 1 and Level 2 in the fair value hierarchy as defined above:

	June 30, 2019
	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$298	$–	$298
SERP mutual funds	4,946	–	4,946
Preferred stocks	272	–	272
Trading debt securities:
Corporate bonds	5,235	–	5,235
Municipal bonds	–	1,361	1,361
Floating rate notes	1,331	–	1,331
U.S. government securities	2,435	–	2,435
Asset backed securities	–	409	409
Other	–	1,004	1,004
Derivative financial instruments	–	176	176
Total financial assets	$14,517	$2,950	$17,467

Financial Liabilities:
SERP liabilities	$–	$6,807	$6,807
Derivative financial instruments	–	42	42
Total financial liabilities	$–	$6,849	$6,849

	December 31, 2018
	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$229	$–	$229
SERP mutual funds	4,755	–	4,755
Preferred stocks	248	–	248
Trading debt securities:
Corporate bonds	5,398	–	5,398
Municipal bonds	–	1,546	1,546
Floating rate notes	1,300	–	1,300
U.S. government securities	2,210	–	2,210
Asset backed securities	–	442	442
Other	–	708	708
Derivative financial instruments	–	333	333
Total financial assets	$14,140	$3,029	$17,169

Financial Liabilities:
SERP liabilities	$–	$6,641	$6,641
Total financial liabilities	$–	$6,641	$6,641

The Company reevaluates the volume of trading activity for each of its investments at the end of each quarter and adjusts the level within the fair value hierarchy as needed.  No investments changed hierarchy levels from December 31, 2018 to June 30, 2019.

The trading equity securities noted above are valued at their fair value based on their quoted market prices, and the trading debt securities are valued based upon a mix of observable market prices and model driven prices derived from a matrix of observable market prices for assets with similar characteristics obtained with the assistance of a nationally recognized third-party pricing service.  Additionally, a significant portion of the SERP’s investments in trading equity securities are in money market and mutual funds.  As these money market and mutual funds are held in a SERP, they are also included in the Company’s liability under its SERP.

Trading debt securities are comprised of marketable debt securities held by Astec Insurance. Astec Insurance has an investment strategy that focuses on providing regular and predictable interest income from a diversified portfolio of high-quality fixed income securities.

Note 7. Debt
On April 12, 2017, the Company and certain of its subsidiaries entered into an amended and restated credit agreement whereby Wells Fargo extended to the Company an unsecured line of credit of up to $100,000, including a sub-limit for letters of credit of up to $30,000. In February 2019, the agreement was again amended to increase the unsecured line of credit to a maximum of $150,000 and to extend the maturity date to December 29, 2023. Other significant terms were left unchanged.  Outstanding borrowings under the agreement totaled $28,057 and $58,778 as of June 30, 2019 and December 31, 2018, respectively, which are included in long-term debt in the accompanying unaudited condensed consolidated balance sheets.  The highest borrowing amount outstanding at any time during the six-month period ended June 30, 2019 was $81,776.  Letters of credit totaling $8,630, including $3,200 of letters of credit issued to banks in Brazil to secure the local debt of Astec do Brasil Fabricacao de Equipamentos Ltda. (“Astec Brazil”), were outstanding under the credit facility as of June 30, 2019.  Additional borrowing available under the credit facility was $113,313 as of June 30, 2019.  Borrowings under the agreement are subject to an interest rate equal to the daily one-month LIBOR rate plus a 0.75% margin, resulting in a rate of 3.15% as of June 30, 2019. The unused facility fee is 0.125%. Interest only payments are due monthly. The amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income and minimum tangible net worth.

The Company’s South African subsidiary, Osborn Engineered Products SA (Pty) Ltd (“Osborn”), has a credit facility of $6,706 with a South African bank to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of June 30, 2019, Osborn had no outstanding borrowings but had $1,222 in performance, advance payment and retention guarantees outstanding under the facility. The facility has been guaranteed by Astec Industries, Inc., but is otherwise unsecured. A 0.75% unused facility fee is charged if less than 50% of the facility is utilized. As of June 30, 2019, Osborn had available credit under the facility of $5,484. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 10.0% as of June 30, 2019.

The Company’s Brazilian subsidiary, Astec Brazil, has a $1,052 working capital loan outstanding as of June 30, 2019 from Brazilian banks with an interest rate of 10.4%.  The loan’s final monthly payment is due in April 2024 and the debt is secured by Astec Brazil’s manufacturing facility and also by letters of credit totaling $3,200 issued by Astec Industries, Inc.  Additionally, Astec Brazil has various five-year equipment financing loans outstanding with Brazilian banks in the aggregate of $18 as of June 30, 2019 that have interest rates ranging from 6.0% to 16.3%.  These equipment loans have maturity dates ranging from July 2019 to April 2020.  Astec Brazil’s loans are included in the accompanying unaudited condensed consolidated balance sheets as current maturities of long-term debt ($236) and long-term debt ($834) as of June 30, 2019.

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

Changes in the Company’s product warranty liability for the three and six-month periods ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reserve balance, beginning of the period	$11,051	$16,013	$10,928	$15,410
Warranty liabilities accrued	1,750	4,076	4,496	7,529
Warranty liabilities settled	(2,644)	(3,851)	(5,287)	(6,676)
Pellet plant agreement write-off	–	(4,806)	–	(4,806)
Other	(40)	112	(20)	87
Reserve balance, end of the period	$10,117	$11,544	$10,117	$11,544

Note 9.  Accrued Loss Reserves
The Company records reserves for losses related to known workers’ compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company.  The undiscounted reserves are actuarially determined based on the Company’s evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events.  Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future.  Total accrued loss reserves were $8,490 as of June 30, 2019 and $7,889 as of December 31, 2018, of which $6,565 and $6,057 were included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively.

Note 10.  Leases
The Company leases certain real estate, computer systems, material handling equipment, offices, automobiles and other equipment.  The Company determines if a contract is a lease (or contains an embedded lease) at the inception of the agreement.  The Company adopted ASU No. 2016-02, Leases, on January 1, 2019 using the effective date method.  Upon adoption, right-of-use (“ROU”) assets totaling $4,993 were recorded on the Company’s balance sheet.  Incremental borrowing rates used in the calculation of the ROU asset, when not apparent in the lease agreements, were estimated based upon secured borrowing rates quoted by the Company’s banks for loans of various lengths ranging from one to 20 years.  Operating leases with original maturities less than one year in duration were excluded.  The calculation of the ROU asset considered lease agreement provisions concerning termination, extensions, end of lease purchase and whether or not those provisions were reasonably certain of being exercised.  Certain agreements contain lease and non-lease components, which are accounted for separately. The financial results for periods prior to January 1, 2019 are unchanged from results previously reported.  No cumulative effect adjustment was necessary at the time of adoption.  Based upon a contract review and related calculations, none of the Company’s leases were deemed to be financing leases.  Lease expense recorded in the three and six-month periods ended June 30, 2019 under ASC 842 was not materially different from lease expense that would have been recorded under the previous lease accounting standard.  Other transitional practical expedients allowed under ASU No. 2016-02 were adopted.

Other information concerning the Company’s operating leases accounted for under ASC 842 guidelines and the related expense, assets and liabilities follow:

Three Months Ended June 30, 2019
Operating lease expense	$651
Cash paid for operating leases included in operating cash flows	696

Six Months Ended June 30, 2019
Operating lease expense	$1,252
Cash paid for operating leases included in operating cash flows	1,341

As of June 30, 2019
Operating lease right-of-use asset	$4,075
Operating lease short-term liability included in other current liabilities	1,742
Operating lease long-term liability included in other long-term liabilities	2,349
Weighted average remaining lease term (in years)	4.73
Weighted average discount rate used in calculating right-of-use asset	4.12%

Future annual minimum lease payments as of June 30, 2019 are as follows:

Amount
2019 (six months remaining)	$1,116
2020	1,321
2021	683
2022	382
2023	219
2024 and thereafter	911
Total	4,632
Less interest	(541)
Present value of lease liabilities	$4,091

The Company adopted ASU No. 2016-02 on January 1, 2019 as noted above. As required by the ASU, the following table discloses the minimum rental commitments for all non-cancelable operating leases at December 31, 2018 as reported in the Company’s 2018 10-K under previous ASC 840 guidance:

Amount
2019	$1,992
2020	1,100
2021	388
2022	144
2023	66
2024 and thereafter	12
Total	$3,702

Note 11.  Income Taxes
The Company's combined effective income tax rates were 23.1% and 17.3% for the three-month periods ended June 30, 2019 and 2018, respectively. The Company's combined effective income tax rates were 22.3% and 10.8% for the six-month periods ended June 30, 2019 and 2018, respectively. The Company's effective tax rate for each period includes the effect of state income taxes and other discrete items as well as a benefit for research and development credits.

The Company's recorded liability for uncertain tax positions as of June 30, 2019 has increased by approximately $101 as compared to December 31, 2018 due to exposure related to federal and state credits, plus additional taxes and interest on existing reserves.

Note 12.  Revenue Recognition:
The following tables disaggregate our revenue by major source for the three and six-month periods ended June 30, 2019 and 2018 (excluding intercompany sales):

	Three Months Ended June 30, 2019
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Total
Net Sales-Domestic:
Equipment sales	$65,514	$46,887	$40,818	$153,219
Pellet plant sales	20,000	–	–	20,000
Parts and component sales	24,535	18,921	11,327	54,783
Service and equipment installation revenue	4,867	2,431	1,569	8,867
Used equipment sales	2,205	–	1,185	3,390
Freight revenue	3,146	1,801	1,561	6,508
Other	(288)	(700)	434	(554)
Total domestic revenue	119,979	69,340	56,894	246,213

Net Sales-International:
Equipment sales	5,219	24,416	5,216	34,851
Parts and component sales	5,435	11,438	2,425	19,298
Service and equipment installation revenue	2,084	308	5	2,397
Used equipment sales	121	371	70	562
Freight revenue	391	762	105	1,258
Other	6	202	15	223
Total international revenue	13,256	37,497	7,836	58,589

Total net sales	$133,235	$106,837	$64,730	$304,802

	Six Months Ended June 30, 2019
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Total
Net Sales-Domestic:
Equipment sales	$144,878	$102,091	$80,550	$327,519
Pellet plant sales	20,000	–	–	20,000
Parts and component sales	66,726	38,080	23,634	128,440
Service and equipment installation revenue	8,098	3,056	3,112	14,266
Used equipment sales	3,698	413	2,455	6,566
Freight revenue	6,976	3,396	3,131	13,503
Other	148	(1,981)	581	(1,252)
Total domestic revenue	250,524	145,055	113,463	509,042

Net Sales-International:
Equipment sales	21,671	43,465	10,178	75,314
Parts and component sales	11,708	21,616	4,918	38,242
Service and equipment installation revenue	3,448	700	37	4,185
Used equipment sales	231	837	70	1,138
Freight revenue	630	1,430	288	2,348
Other	17	265	31	313
Total international revenue	37,705	68,313	15,522	121,540

Total net sales	$288,229	$213,368	$128,985	$630,582

	Three Months Ended June 30, 2018
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Total
Net Sales-Domestic:
Equipment sales	$102,724	$57,989	$41,911	$202,624
Pellet plant agreement sale charge	(75,315)	–	–	(75,315)
Parts and component sales	29,269	18,311	11,479	59,059
Service and equipment installation revenue	3,283	564	1,332	5,179
Used equipment sales	1,384	652	768	2,804
Freight revenue	3,216	1,912	1,617	6,745
Other	511	(535)	2,314	2,290
Total domestic revenue	65,072	78,893	59,421	203,386

Net Sales-International:
Equipment sales	12,040	23,385	9,075	44,500
Parts and component sales	4,310	12,070	3,280	19,660
Service and equipment installation revenue	644	328	229	1,201
Used equipment sales	661	630	583	1,874
Freight revenue	429	967	412	1,808
Other	46	24	29	99
Total international revenue	18,130	37,404	13,608	69,142

Total net sales	$83,202	$116,297	$73,029	$272,528

	Six Months Ended June 30, 2018
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Total
Net Sales-Domestic:
Equipment sales	$188,242	$121,483	$78,643	$388,368
Pellet plant agreement sale charge	(75,315)	–	–	(75,315)
Parts and component sales	70,382	36,145	22,794	129,321
Service and equipment installation revenue	5,211	890	3,428	9,529
Used equipment sales	3,009	2,063	935	6,007
Freight revenue	7,254	3,720	2,949	13,923
Other	775	(1,571)	2,427	1,631
Total domestic revenue	199,558	162,730	111,176	473,464

Net Sales-International:
Equipment sales	17,955	45,712	13,837	77,504
Parts and component sales	9,372	22,359	5,752	37,483
Service and equipment installation revenue	1,457	640	229	2,326
Used equipment sales	1,164	1,486	583	3,233
Freight revenue	683	2,297	676	3,656
Other	107	140	68	315
Total international revenue	30,738	72,634	21,145	124,517

Total net sales	$230,296	$235,364	$132,321	$597,981

Sales into major geographic regions for the three and six-month periods ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$246,213	$203,386	$509,042	$473,464
Africa	8,827	10,834	15,918	20,876
Asia (excl. China, Japan & Korea)	2,816	1,342	4,947	2,186
Australia	7,156	7,929	15,969	13,897
Canada	14,020	20,963	37,013	35,072
Central America	2,602	3,772	6,152	7,325
China, Japan &Korea	440	3,561	2,580	4,217
Europe	12,982	8,610	19,472	19,071
Middle East	925	2,280	1,776	2,910
South America	7,581	9,367	14,635	18,234
West Indies	188	551	1,566	660
Other	1,052	(67)	1,512	69
Total foreign	58,589	69,142	121,540	124,517
Total consolidated sales	$304,802	$272,528	$630,582	$597,981

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

Segment Information:

	Three Months Ended June 30, 2019
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$133,235	$106,837	$64,730	$–	$304,802
Intersegment sales	2,849	5,782	4,095	–	12,726
Gross profit	42,689	25,493	15,187	81	83,450
Gross profit percent	32.0%	23.9%	23.5%	–	27.4%
Segment profit (loss)	$24,445	$8,489	$3,138	$(13,220)	$22,852

	Six Months Ended June 30, 2019
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$288,229	$213,368	$128,985	$–	$630,582
Intersegment sales	4,920	10,539	11,116	–	26,575
Gross profit	78,196	51,038	30,666	76	159,976
Gross profit percent	27.1%	23.9%	23.8%	–	25.4%
Segment profit (loss)	$39,683	$17,166	$6,532	$(26,690)	$36,691

	Three Months Ended June 30, 2018
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$83,202	$116,297	$73,029	$–	$272,528
Intersegment sales	3,370	5,102	6,724	–	15,196
Gross profit (loss)	(47,817)	29,042	19,808	75	1,108
Gross profit (loss) percent	(57.5)%	25.0%	27.1%	–	0.4%
Segment profit (loss)	$(62,734)	$12,548	$8,477	$596	$(41,113)

	Six Months Ended June 30, 2018
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$230,296	$235,364	$132,321	$–	$597,981
Intersegment sales	11,641	9,008	11,863	–	32,512
Gross profit (loss)	(14,536)	58,331	35,095	223	79,113
Gross profit (loss) percent	(6.3)%	24.8%	26.5%	–	13.2%
Segment profit (loss)	$(47,882)	$25,658	$13,088	$(10,652)	$(19,788)

A reconciliation of total segment profit to the Company’s consolidated totals is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total segment profit (loss)	$22,852	$(41,113)	$36,691	$(19,788)
Recapture (elimination) of intersegment profit	509	345	888	(764)
Net income (loss)	23,361	(40,768)	37,579	(20,552)
Net loss attributable to non-controlling interest in subsidiaries	16	94	72	145
Net income (loss) attributable to controlling interest	$23,377	$(40,674)	$37,651	$(20,407)

Note 14.  Contingent Matters
Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of $2,675 at June 30, 2019. These arrangements expire at various dates through December 2023 and provide that the Company will receive the lender's full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements. The Company has recorded a liability of $1,453 related to these guarantees as of June 30, 2019.

In addition, the Company is contingently liable under letters of credit issued by a domestic lender totaling $8,630 as of June 30, 2019, including $3,200 of letters of credit guaranteeing certain Astec Brazil bank debt. The outstanding letters of credit expire at various dates through December 2020. As of June 30, 2019, the Company’s foreign subsidiaries are contingently liable for a total of $3,358 in performance letters of credit, advance payments and retention guarantees. The maximum potential amount of future payments under these letters of credit and guarantees for which the Company could be liable is $11,988 as of June 30, 2019.

The Company manufactured its first wood pellet plant for a customer located in Georgia under a Company-financed arrangement whereby the Company deferred the recognition of revenue as payment under the arrangement was not assured.  After considering the uncertainty of completing the sale to the existing customer due to their unsuccessful attempts to obtain financing; the lack of success in attempting to market the plant to other pellet plant operators; the cost of repossessing the plant; and the Company’s decision to exit the pellet plant business line, the pellet plant inventory’s net realizable value was written down to zero in the fourth quarter of 2018.  The sale of the Georgia pellet plant was ultimately recognized at the end of the second quarter of 2019 upon the receipt of the discounted $20,000 sales price.

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

A total of 22 and 32 RSUs vested during the six-month periods ended June 30, 2019 and 2018, respectively.  The Company withheld 4 and 8 shares due to statutory payroll tax withholding requirements upon the vesting of the RSUs during each of the first six-month periods in 2019 and 2018, respectively, and used Company funds to remit the related required minimum withholding taxes to the various tax authorities.  The vesting date fair value of the RSUs that vested during the first six months of 2019 and 2018 was $777 and $1,853, respectively.  The grant date fair value of the RSUs granted during the first six months of 2019 and 2018 was $2,098 and $3,553, respectively.  Compensation expense of $1,380 and $1,019 was recorded in the six-month periods ended June 30, 2019 and 2018, respectively, to reflect the fair value of RSUs granted (or anticipated to be granted for 2019 performance) to employees amortized over the portion of the vesting period occurring during the periods.

Note 16.  Other Income, Net of Expenses
Other income, net of expenses for the three and six-month periods ended June 30, 2019 and 2018 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income	$295	$239	$569	$453
Gain (loss) on investments	49	34	198	(69)
Insurance recovery	–	635	–	635
Other	28	144	72	494
Total	$372	$1,052	$839	$1,513

Note 17.  Derivative Financial Instruments
The Company is exposed to certain risks related to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency risk.  From time to time, the Company’s foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.  The fair value of the derivative financial instruments is recorded on the Company’s unaudited condensed consolidated balance sheet and is adjusted to fair value at each measurement date.  The changes in fair value are recognized in the accompanying unaudited condensed consolidated statements of operations in the current period.  The Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes.  The average U.S. dollar equivalent notional amount of outstanding foreign currency exchange contracts was $9,621 during the six-month period ended June 30, 2019. The Company reported $176 of derivative assets in other current assets and $42 of derivative liabilities in other current liabilities at June 30, 2019. At December 31, 2018, the Company reported $333 of derivative assets in other current assets.  The Company recognized, as a component of cost of sales,  net gains of $62 and $500 on the changes in fair value of derivative financial instruments in the three-month periods ended June 30, 2019 and 2018, respectively.  The Company recognized, as a component of cost of sales, a net loss of $14 and a net gain of $687 on the changes in fair value of derivative financial instruments in the six-month periods ended June 30, 2019 and 2018, respectively.  There were no derivatives that were designated as hedges at June 30, 2019.

Note 18.  Stock Buy Back Program
On July 29, 2018, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $150,000 of its common stock.  Under the share repurchase plan, the Company may purchase common stock in open market transactions, block or privately negotiated transactions, and may from time to time purchase shares pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended, or by any combination of such methods. The number of shares to be purchased and the timing of the purchases are based on a variety of factors.  During the second half of 2018, the Company repurchased 582 shares of its stock at total cost of $24,138 under this program.  No additional shares were repurchased during the six months ended June 30, 2019.  No time limit was set for completion of repurchases under the authorization and the program may be suspended or discontinued at any time.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words “will,” “would,” “should,” “could,” “may,” “believes,” “anticipates,” “intends,” “forecasts” and “expects” and similar expressions.  Such forward-looking statements include, without limitation, statements regarding the Company’s expected sales and results of operations during 2019, the Company’s expected capital expenditures in 2019, the ability of the Company to meet its working capital and capital expenditure requirements through August 2020, the amount and impact of any current or future state or federal funding for transportation construction programs, the need for road improvements, the amount and impact of other public sector spending and funding mechanisms, changes in the economic environment as it affects the Company, the Company being called upon to fulfill certain contingencies, the granting of restricted stock units and other incentive awards, changes in interest rates and the impact of such changes on the financial results of the Company, changes in the prices of steel and oil and the impact of such changes generally and on the demand for the Company’s products, customer’s buying decisions, the Company’s business, the ability of the Company to offset future changes in prices in raw materials, the change in the strength of the dollar and the level of the Company’s presence and sales in international markets, the impact that further development of domestic oil and natural gas production capabilities would have on the domestic economy and the Company’s business, the percentage of the Company’s equipment sold directly to end users, the impact of IRS tax regulations, payment of dividends by the Company, the impact of the Company’s efforts to impact its gross margins and inventory levels, and the ultimate outcome of the Company’s current claims and legal proceedings.

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

In addition to public sector funding, the economies in the markets the Company serves, the price of liquid asphalt, the price of oil and natural gas, and the price of steel may each affect the Company’s financial performance. Economic downturns generally result in decreased purchasing by the Company’s customers, which, in turn, causes reductions in sales and increased pricing pressure on the Company’s products. Rising interest rates also typically negatively impact customers’ attitudes toward purchasing equipment. The Federal Reserve has maintained historically low interest rates in response to the economic downturn which began in 2009; however, the Federal Reserve has increased the Federal Funds Rate several times in recent quarters, beginning in December 2016, with a 0.2570 decrease occuring in July 2019. The current Federal Funds Rate is still considered in the historically low range and future rate changes may occur.

Significant portions of the Company’s revenues from the Infrastructure Group relate to the sale of equipment involved in the production, handling, recycling or application of asphalt mix. Liquid asphalt is a by-product of oil refining. An increase or decrease in the price of oil impacts the cost of asphalt, which is likely to alter demand for asphalt and therefore affect demand for certain Company products. While increasing oil prices may have a negative financial impact on many of the Company’s customers, the Company’s equipment can use a significant amount of recycled asphalt pavement, thereby partially mitigating the effect of increased oil prices on the final cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. Oil prices have routinely fluctuated in recent years and are expected to continue to fluctuate in the future. Minor fluctuations in oil prices should not have a significant impact on customers’ buying decisions. Other factors such as political uncertainty in oil producing countries, interruptions in oil production due to disasters, whether natural or man-made, or other economic factors could significantly impact oil prices, which could negatively impact demand for the Company’s products. The Company believes the continued funding of the FAST Act federal highway bill passed in December 2015, together with the prospect of potential replacement funding, have a greater potential to impact the buying decisions of the Company’s customers than does the fluctuation of oil prices in 2019.

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

Steel is a major component in the Company’s equipment. Steel prices, which declined slightly in the first six months of 2019, are expected to remain stable for the third quarter of 2019.  The Company expects moderate steel price increases in the fourth quarter of 2019. The Company will continue to utilize forward looking contracts when it deems conditions are appropriate (with no minimum or specified quantity guarantees) to minimize the impact of any price increases. The Company will review the trends in steel prices in 2019 and establish future contract pricing accordingly.

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

Beginning in 2018 and continuing through mid-2019, the Company retained the services of a specialized consulting firm to assist with the accumulation of company-wide purchasing data and a system for maintaining similar data in the future for management to utilize in negotiations with suppliers or potential suppliers in order to obtain reduced prices on raw materials and equipment components purchased. The firm also assisted with the development of sales and operational planning procedures designed to achieve significant reductions in inventory levels maintained for normal production needs and to reduce existing excess inventories. The Company expects the results of these efforts to positively impact its gross margins and inventory levels in the remainder of 2019 and thereafter.

Results of Operations

Georgia Pellet Plant Agreement (Q2 2019)
The Company manufactured its first wood pellet plant for a customer under a Company-financed arrangement whereby the Company deferred the recognition of revenue as payment under the arrangement was not assured.  After considering the uncertainty of completing the sale to the customer due to its inability to obtain financing; the lack of success in attempting to market the plant to other pellet plant operators; the cost of repossessing the plant; and the Company’s decision to exit the pellet plant business line, the pellet plant inventory’s net realizable value was written down to zero in the fourth quarter of 2018.  The Company ultimately sold the pellet plant to the original customer at a discounted sales price of $20,000 at the end of the second quarter of 2019.  The sales agreement also included provisions to release the Company from any further financial obligations related to the plant.  Sales related to this pellet plant sale are included in the results of operations for the three and six-month periods ending June 30, 2019 and are non-recurring.  This pellet plant sale is referred to in this Quarterly Report as the Georgia Pellet Plant Sale.

Arkansas Pellet Plant Agreement (Q2 2018)
The Company’s sales contract with the purchaser of a large wood pellet plant in Arkansas, on which $143,300 of revenue (prior to the $75,315 charge discussed below) was recorded through June 30, 2018 (2018 revenues were not material) based on the over-time method, contained certain production output and operational provisions, which if not timely met, could have resulted in the Company having to refund the purchase price to the customer.  Additional contract provisions required the Company to compensate the customer for production shortfalls caused by the Company and other potential costs (depending on the market price of wood pellets).  As the plant did not meet the production output and operational specifications by the deadline set forth in the contract (June 29, 2018), the Company entered into an agreement with the customer on July 20, 2018, whereby the Company paid its customer $68,000 over 120 days following execution of the agreement and forgave $7,315 in accounts receivables to obtain a full release of all the Company’s contractual obligations under the sales contract.  The terms of the pellet plant agreement resulted in the Company’s Infrastructure Group recording charges against sales of $75,315 and gross margins of $71,029 in the second quarter of 2018.  Such charges are non-recurring and are referred to in this Quarterly Report as the Arkansas Pellet Plant Charges.

Net Sales
Net sales for the second quarter of 2019 were $304,802 compared to $272,528 for the second quarter of 2018, an increase of $32,274 or 11.8%. Sales are generated primarily from new equipment and parts sales to domestic and international customers.  Sales increased in the Infrastructure Group (due primarily to the Georgia Pellet Plant Sale in the second quarter of 2019 and the non-recurrence of the Arkansas Pellet Plant Charges  from the second quarter of 2018 as discussed above) but decreased in the Aggregate and Mining Group and the Energy Group.   Domestic sales for the second quarter of 2019 as compared to the second quarter of 2018 were negatively impacted by weakening demand and price competition for many of the Company’s products, especially in the paving, oil and gas and aggregate markets.  International sales in the second quarter of 2019 decreased 15.3% as compared to the second quarter of 2018.  Sales reported by the Company’s foreign subsidiaries in U.S. dollars for the second quarter of 2019 would have been $2,715 higher had second quarter 2019 foreign exchange rates been the same as second quarter 2018 rates.

Net sales for the first six months of 2019 were $630,582 compared to $597,981 for the first six months of 2018, an increase of $32,601 or 5.5%. Sales are generated primarily from new equipment and parts sales to domestic and international customers.  Sales increased in the Infrastructure Group (due primarily to the Georgia Pellet Plant Sale in the second quarter 2019 and the non-recurrence of the Arkansas Pellet Plant Charges from the second quarter of 2018 as discussed above) but decreased in the Aggregate and Mining Group and Energy Group.   Domestic sales for the first six months of 2019 as compared to the first six months of 2018 were negatively impacted by weakening demand and price competition for many of the Company’s products, especially in the paving, oil and gas and aggregate markets as well as weather related delays experienced by our customers at many of their job sites.  International sales in the first six months of 2019 decreased 2.4% as compared to the first six months of 2018.  Sales reported by the Company’s foreign subsidiaries in U.S. dollars for the first six months of 2019 would have been $6,114 higher had first six months 2019 foreign exchange rates been the same as first six months 2018 rates.

Domestic sales for the second quarter of 2019 were $246,213 or 80.8% of consolidated net sales compared to $203,386 or 74.6% of consolidated net sales for the second quarter of 2018, an increase of $42,827 or 21.1%. Domestic sales for the second quarter of 2019 as compared to the second quarter of 2018 increased by $54,907 in the Infrastructure Group (including the results of the Georgia Pellet Plant Sale and the non-recurrence of the Arkansas Pellet Plant Charges discussed above) but decreased $9,553 in the Aggregate and Mining Group and $2,527 in the Energy Group.

Domestic sales for the first six months of 2019 were $509,042 or 80.7% of consolidated net sales compared to $473,464 or 79.2% of consolidated net sales for the first six months of 2018, an increase of $35,578 or 7.5%. Domestic sales for the first six months of 2019 as compared to the first six months of 2018 increased by $50,966 in the Infrastructure Group (including the results of the Georgia Pellet Plant Sale and the non-recurrence of the Arkansas Pellet Plant Charges discussed above) and $2,287 in the Energy Group but decreased $17,675 in the Aggregate and Mining Group.

International sales for the second quarter of 2019 were $58,589 or 19.2% of consolidated net sales compared to $69,142 or 25.4% of consolidated net sales for the second quarter of 2018, a decrease of $10,553 or 15.3%. International sales for the second quarter of 2019 as compared to the second quarter of 2018 increased $93 in the Aggregate and Mining Group but decreased by $5,772 in the Energy Group and $4,874 in the Infrastructure Group.  Decreases in international sales in Canada, Central America, South America, Africa, the Middle East and China/Japan/Korea were partially offset by increases in sales in Europe and Asia.

International sales for the first six months of 2019 were $121,540 or 19.3% of consolidated net sales compared to $124,517 or 20.8% of consolidated net sales for the first six months of 2018, a decrease of $2,977 or 2.4%. International sales for the first six months of 2019 as compared to the first six months of 2018 decreased $5,623 in the Energy Group and $4,321 in the Aggregate and Mining Group but increased by $6,967 in the Infrastructure Group.  Decreases in international sales in Africa, South America, Central America, China/Japan/Korea and the Middle East were partially offset by increases in sales in Asia, Australia and Canada.

Parts sales for the second quarter of 2019 were $74,081 compared to $78,719 for the second quarter of 2018, a decrease of $4,638 or 5.9%.  Parts sales decreased $3,609 in the Infrastructure Group, $1,007 in the Energy Group and $22 in the Aggregate and Mining Group.

Parts sales for the first six months of 2019 were $166,682 compared to $166,804 for the first six months of 2018, a decrease of $122 or 0.1%.  Parts sales decreased $1,320 in the Infrastructure Group but increased $1,192 in the Aggregate and Mining Group and $6 in the Energy Group.

Gross Profit
Consolidated gross profit for the second quarter of 2019 was $83,450 compared to $1,108 for the second quarter of 2018, an increase of $82,342.  Second quarter 2019 gross profit was impacted by the Georgia Pellet Plant Sale, which resulted in $20,000 of gross margin in the quarter as the related inventory values had been written off in 2018 as discussed above.  Second quarter 2018 gross profit was impacted by  the Arkansas Pellet Plant Charges discussed above, which resulted in a decline in gross profit of $71,029.  Gross profit as a percentage of sales increased to 27.4% for the second quarter of 2019 compared to 0.4% for the second quarter of 2018 due primarily to the effects of the Georgia Pellet Plant Sale in the second quarter of 2019 and the Arkansas Pellet Plant Charges in the second quarter of 2018.

Consolidated gross profit for the first six months of 2019 was $159,976 compared to $79,113 for the first six months of 2018, an increase of $80,863.  The first six months of 2019 gross profit was impacted by the Georgia Pellet Plant Sale, which resulted in $20,000 of gross margin in the period as the related inventory values had been written off in 2018 as discussed above.  The first six months of 2018 gross profit was impacted by  the Arkansas Pellet Plant Charges discussed above, which resulted in a decline in gross profit of $71,029.  Gross profit as a percentage of sales increased to 25.4% for the first six months of 2019 compared to 13.2% for the first six months of 2018 due primarily to the effects of the Georgia Pellet Plant Sale in the first six months of 2019 and the Arkansas Pellet Plant Charges in the first six months of 2018.

Selling, General, Administrative and Engineering Expenses
Selling, general, administrative and engineering expenses was $52,969 for the second quarter of 2019 compared to $51,263 for the second quarter of 2018, an increase of $1,706 or 3.3%.  The overall increase was attributable to a $3,211 increase in general and administrative expense (primarily due to a $1,998 increase in consulting fees/outside services, including the procurement and inventory level consulting services mentioned above; a $618 increase in legal and professional fees; an increase of $561 in annual incentive and stock incentive plan expense; an increase of $465 in bad debt expense; and an increase of $268 in corporate procurement expenses; partially offset by a $696 reduction in plane maintenance costs) and reductions in selling expenses of $867 (primarily due to reductions in employee wages and commissions) and engineering expenses of $638.  The above described expenses for the second quarter of 2019 includes $657 of expenses incurred by the Company’s start-up sales operations in Chile.

Selling, general, administrative and engineering expenses was $111,316 for the first six months of 2019 compared to $103,341 for the first six months of 2018, an increase of $7,975 or 7.7%.  The overall increase was attributable to a $9,438 increase in general and administrative expense (primarily due to a $5,085 increase in consulting fees/outside services, including the procurement and inventory level consulting services mentioned above; a $1,396 increase in legal and professional fees; a $925 increase in annual incentive and stock incentive plan expense; a $688 increase in bad debt expense; a $433 increase in T&E expense and a $396 increase in recruitment and relocation expenses), which were partially offset by a $1,103 reduction in selling expenses (primarily a $949 decrease in T&E and a $528 reduction in legal and professional fees) and a $360 reduction in engineering expenses. The above described expenses for the second quarter of 2019 includes $1,218 of expenses incurred by the Company’s start-up sales operations in Chile.

Interest Expense
Interest expense for the second quarter of 2019 was $484 as compared to $168 for the second quarter of 2018, an increase of $316, due primarily to interest on increased borrowings on the Company’s domestic line of credit.

Interest expense for the first six months of 2019 was $1,131 as compared to $318 for the first six months of 2018, an increase of $813, due primarily to interest on increased borrowings on the Company’s domestic line of credit.

Other Income, Net of Expenses
Other income, net of expenses was $372 for the second quarter of 2019 compared to $1,052 for the second quarter of 2018, a decrease of $680, primarily due to a $635 insurance recovery in the second quarter of 2018.

Other income, net of expenses was $839 for the first six months of 2019 compared to $1,513 for the first six months of 2018, a decrease of $674, primarily due to a $635 insurance recovery in the second quarter of 2018.

Income Tax Expense
The Company’s combined effective income tax rate was 23.1% for the second quarter of 2019 compared to 17.3% for the second quarter of 2018.  The tax rate for 2019 returned to a more normalized rate as compared to the rates in 2018, which were impacted by the large operating loss resulting primarily from the Arkansas Pellet Plant Charges and the initial booking of the provisions of the Tax Cuts and Jobs Act of 2017.

The Company’s combined effective income tax rate was 22.3% for the first six months of 2019 compared to 10.8% for the first six months of 2018.  The tax rate for 2019 returned to a more normalized rate as compared to the rates in 2018 which were impacted by the large operating loss resulting primarily from the Arkansas Pellet Plant Charges and the initial booking of the provisions of the Tax Cuts and Jobs Act of 2017.

Net Income
The Company had net income attributable to controlling interest of $23,377 for the second quarter of 2019 compared to a net loss attributable to controlling interest of $40,674 for the second quarter of 2018, an increase of $64,051.  The second quarter of 2019 includes an after tax income of $15,273 related to the Georgia Pellet Plant Sale while the second quarter 2018 net loss includes an after-tax charge of $57,182 due to the Arkansas Pellet Plant Charges, as discussed above.  Net income attributable to controlling interest per diluted share was $1.03 for the second quarter of 2019 compared to a net loss per share of $1.76 for the second quarter of 2018, an increase of $2.79.  Diluted shares outstanding for the quarters ended June 30, 2019 and 2018 were 22,667 and 23,061, respectively.

The Company had net income attributable to controlling interest of $37,651 for the first six months of 2019 compared to a net loss attributable to controlling interest of $20,407 for the first six months of 2018, an increase of $58,058.  The first six months of 2019 includes an after tax income of $15,273 related to the Georgia Pellet Plant Sale while the net loss for the first six months of 2018 includes an after-tax charge of $57,182 due to the Arkansas Pellet Plant Charges, as discussed above.  Net income attributable to controlling interest per diluted share was $1.66 for the first six months of 2019 compared to a net loss per share of $0.89 for the first six months of 2018, an increase of $2.55.  Diluted shares outstanding for the six months ended June 30, 2019 and 2018 were 22,656 and 23,053, respectively.

Dividends
In February 2013, the Company’s Board of Directors approved a dividend policy pursuant to which the Company began paying a quarterly $0.10 per share dividend on its common stock beginning in the third quarter of 2013.  In July 2018, the Company’s Board of Directors approved a revised quarterly dividend of $0.11 per share, a 10% increase.  The actual amount of future quarterly dividends, if any, will be based upon the Company’s financial position, results of operations, cash flows, capital requirements and restrictions under the Company’s existing credit agreement, among other factors.  The Board retained the power to modify, suspend or cancel the Company’s dividend policy in any manner and at any time it deems necessary or appropriate in the future.  The Company paid quarterly dividends of $0.11 per common share to shareholders in the first and second quarters of 2019 and paid quarterly dividends of $0.10 per common share to shareholders in the first and second quarters of 2018.

Backlog
The backlog of orders as of June 30, 2019 was $246,092 compared to $302,892 as of June 30, 2018, a decrease of $56,800 or 18.8%. Domestic backlogs decreased $56,311 or 25.8% while international backlogs decreased $489 or 0.6%.  The decline in backlog was experienced by each of the segments ($11,033 in the Infrastructure Group; $40,438 in the Aggregate and Mining Group; and $5,329 in the Energy Group).  The Company is unable to determine whether the changes in backlogs were experienced by the industry as a whole; however, the Company believes the changes in backlogs reflect the current economic conditions the industry is experiencing.

Employees
Due to the recent reductions in backlogs and manufacturing activity, the Company made employee headcount reductions during the first six months of 2019 (from 4,401 employees at December 31, 2018 to 4,183 at June 30, 2019) and will continue to evaluate future staffing needs as sales and production levels dictate.

Segment Net Sales-Quarter:
	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Infrastructure Group	$133,235	$83,202	$50,033	60.1%
Aggregate and Mining Group	106,837	116,297	(9,460)	(8.1)%
Energy Group	64,730	73,029	(8,299)	(11.4)%

Infrastructure Group: Sales in this group were $133,235 for the second quarter of 2019 (including $20,000 from the Georgia Pellet Plant Sale discussed above) compared to $83,202 (after the $75,315 reduction due to the Arkansas Pellet Plant Charges discussed above) for the same period in 2018, an increase of $50,033 or 60.1%.  Domestic sales for the Infrastructure Group increased $54,907 or 84.4% for the second quarter of 2019 compared to the same period in 2018.  Excluding the impacts of the Georgia Pellet Plant Sale and the Arkansas Pellet Plant Charges (which are included in domestic sales), domestic sales declined by $40,408 for the second quarter of 2019 as compared to the second quarter of 2018 due to significant volume reductions in asphalt plant and mobile asphalt equipment sales.  The Company believes the reduction in domestic sales is due to the lack of Congressional action on a highway funding bill to extend or replace the Fast Act which provides federal funding through September 2020; competitive pricing pressures in the market; and customers postponing orders due to weather related delays in early 2019 at customer job sites.  International sales for the Infrastructure Group decreased $4,874 or 26.9% for the second quarter of 2019 compared to the same period in 2018 due primarily to a decline in asphalt plant sales.  The decline in sales occurred primarily in Canada.  Parts sales for the Infrastructure Group decreased 10.7% for the second quarter of 2019 as compared to the same period in 2018.

Aggregate and Mining Group: Sales in this group were $106,837 for the second quarter of 2019 compared to $116,297 for the same period in 2018, a decrease of $9,460 or 8.1%.  Domestic sales for the Aggregate and Mining Group decreased by $9,553 or 12.1% for the second quarter of 2019 compared to the same period in 2018 due primarily to decreased sales into the Company’s traditional rock quarry markets resulting from decreased rental activity (which typically results in subsequent equipment sales) by many of our distributors and a shortened construction period due to weather related issues.  International sales for the Aggregate and Mining Group remained constant with a minor increase of $93 or 0.2% in the second quarter of 2019 compared to the same period in 2018.  International sales increases between periods in Europe were offset by sales declines in Central America, South America and the Middle East.  Parts sales for this group remained constant for the second quarter of 2019 compared to the same period in 2018 with a minor decrease of $22.

Energy Group: Sales in this group were $64,730 for the second quarter of 2019 compared to $73,029 for the same period in 2018, a decrease of $8,299 or 11.4%.  Domestic sales for the Energy Group decreased $2,527 or 4.3% for the second quarter of 2019 compared to the same period in 2018 due primarily to decreased sales of wood chipper sales by Peterson as well as decreased industrial boiler sales by Heatec due to a slowdown in the asphalt and oil and gas industries.  These reduced sales were partially offset by increased concrete plant accessories sales by RexCon.  International sales for the Energy Group decreased $5,772 or 42.4% when compared to the second quarter of 2018.  Sales decreases occurred primarily in China/Japan/Korea, South America and Africa.  Parts sales for this group decreased 6.8% for the second quarter of 2019 compared to the same period in 2018 due primarily to decreased sales by the Company’s GEFCO subsidiary, which was impacted by a large parts order to one customer during the second quarter of 2018.

Segment Net Sales-Six Months:
	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Infrastructure Group	$288,229	$230,296	$57,933	25.2%
Aggregate and Mining Group	213,368	235,364	(21,996)	(9.3)%
Energy Group	128,985	132,321	(3,336)	(2.5)%

Infrastructure Group: Sales in this group were $288,229 for the first six months of 2019 (including $20,000 from the Georgia Pellet Plant Sale discussed above) compared to $230,296 (after the $75,315 reduction due to the Arkansas Pellet Plant Charges discussed above) for the same period in 2018, an increase of $57,933 or 25.2%.  Domestic sales for the Infrastructure Group increased $50,966 or 25.5% for the first six months of 2019 compared to the same period in 2018.  Excluding the impact of the Georgia Pellet Plant Sale and the Arkansas Pellet Plant Charges (which are included in domestic sales), domestic sales declined by $44,349 for the first six months of 2019 as compared to the first six months of 2018 due to significant volume reductions in asphalt plant and mobile asphalt equipment sales.  The Company believes the reduction in domestic sales is due to the lack of Congressional action on a highway funding bill to extend or replace the Fast Act which provides federal funding through September 2020; competitive pricing pressures in the market; and customers postponing orders due to weather related delays in early 2019 on customer job sites.  International sales for the Infrastructure Group increased $6,967 or 22.7% for the first six months of 2019 compared to the same period in 2018 due primarily to increases in asphalt plant sales.    International sales increases between periods occurred primarily in Central America, Canada, Australia and the West Indies and were partially offset by a reduction in sales into Europe.  Parts sales for the Infrastructure Group decreased 1.7% for the first six months of 2019 compared to the same period in 2018 due primarily to a reduction in asphalt plant related parts.

Aggregate and Mining Group: Sales in this group were $213,368 for the first six months of 2019 compared to $235,364 for the same period in 2018, a decrease of $21,996 or 9.3%.  Domestic sales for the Aggregate and Mining Group decreased by $17,675 or 10.9% for the first six months of 2019 compared to the same period in 2018 due primarily to decreased sales into the Company’s traditional rock quarry markets resulting from decreased rental activity (which typically results in subsequent equipment sales) by many of our distributors and a shortened construction period due to weather related issues.  International sales for the Aggregate and Mining Group decreased $4,321 or 5.9% in the first six months of 2019 compared to the same period in 2018.  International sales decreases between periods occurred primarily in Central America, Africa, and the Middle East and were partially offset by sales increases in Asia and Canada.  Parts sales for this group increased 2.0% for the first six months of 2019 compared to the same period in 2018.

Energy Group: Sales in this group were $128,985 for the first six months of 2019 compared to $132,321 for the same period in 2018, a decrease of $3,336 or 2.5%.  Domestic sales for the Energy Group increased $2,287 or 2.1% for the first six months of 2019 compared to the same period in 2018 due primarily to increased equipment sales by GEFCO and Heatec, partially offset by a reduction in equipment sales by Peterson.  International sales for the Energy Group decreased $5,623 or 26.6% when compared to the first six months of 2018.  Sales decreases occurred primarily in South America and Africa.  Parts sales for this group remained relatively flat for the first six months of 2019 compared to the same period in 2018, with a minor decrease of $121.

Segment Profit (Loss)-Quarter:
	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Infrastructure Group	$24,445	$(62,734)	$87,179	139.0%
Aggregate and Mining Group	8,489	12,548	(4,059)	(32.3)%
Energy Group	3,138	8,477	(5,339)	(63.0)%
Corporate	(13,220)	596	(13,816)	(2,318.1)%

Infrastructure Group: Segment profit for the Infrastructure Group was income of $24,445 for the second quarter of 2019 compared to a loss of $62,734 for the same period in 2018, an increase in earnings of $87,179 or 139.0%.  The segment gross profit for the second quarter of 2019 includes $20,000 from the Georgia Pellet Plant Sale while the segment loss for the second quarter of 2018 includes a $71,029 charge against gross profit due to the Arkansas Pellet Plant Charges, as discussed above.  Gross margins for the segment’s non-pellet related sales increased from 14.6% for the second quarter of 2018 to 19.9% in the second quarter of 2019.  Segment profit between periods was also impacted by increased state income tax expense ($3,091) due to increased earnings and increased general and administrative expenses ($1,046).

Aggregate and Mining Group: Segment profit for the Aggregate and Mining Group was $8,489 for the second quarter of 2019 compared to $12,548 for the same period in 2018, a decrease of $4,059 or 32.3%.  The decrease in segment profits between periods resulted from a decrease in gross profit of $3,549 due primarily to decreased sales of $9,460 between periods.  Gross margins dropped 110 basis points to 23.9% for the second quarter of 2019 compared to 25.0% for the second quarter of 2018 due primarily to overhead absorption issues related to the reduced production volume.  Segment profits were also negatively impacted by an increase in general and administrative expenses ($1,009).

Energy Group: Segment profit for the Energy Group was $3,138 for the second quarter of 2019 compared to $8,477 for the same period in 2018, a decrease of $5,339 or 63.0%.  Segment profits were negatively impacted by a $4,621 decrease in gross profit between periods from decreased sales of $8,299 along with the impact of a 360 basis point decrease in gross margin. The reduction in gross margins from 27.1% for the second quarter of 2018 to 23.5% for the second quarter of 2019 was primarily due to overhead absorption issues related to the reduced production volume.  Total selling, general, administrative and engineering expenses remained relatively flat between periods with increases in general and administrative expenses ($701) and engineering expenses ($149) offset by decreased selling expenses ($788).

Corporate: Corporate operations had a loss of $13,220 for the second quarter of 2019 compared to income of $596 for the second quarter of 2018, a decrease in earnings of $13,816. The reduced earnings are due primarily to increases in income tax expense ($12,872), interest expense ($370) and costs related to the new start-up sales operation in Chile ($657).

Segment Profit (Loss)-Six Months:
	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Infrastructure Group	$39,683	$(47,882)	$87,565	182.9%
Aggregate and Mining Group	17,166	25,658	(8,492)	(33.1)%
Energy Group	6,532	13,088	(6,556)	(50.1)%
Corporate	(26,690)	(10,652)	(16,038)	(150.6)%

Infrastructure Group: Segment profit for the Infrastructure Group was income of $39,683 for the first six months of 2019 compared to a loss of $47,882 for the same period in 2018, an increase in earnings of $87,565 or 182.9%.  The segment gross profit for the first six months of 2019 includes $20,000 from the Georgia Pellet Plant Sale while the segment loss for the first six months of 2018 includes a $71,029 charge against gross profit due to the Arkansas Pellet Plant Charges, as discussed above.  Segment profit between periods was also impacted by a $1,703 increase in gross profits on non-pellet plant sales as the reduction in gross profit due to the $37,382 reduction in non-pellet plant sales between periods was offset by a 320 basis point increase in gross margins from 18.5% for the first six months of 2018 to 21.7% for the first six months of 2019.  Segment profits were also negatively impacted by an increase in general and administrative expenses ($2,084) and an increase in intercompany profit eliminations ($1,687), which were partially offset by decreases in selling expenses ($838) and engineering expenses ($549).

Aggregate and Mining Group: Segment profit for the Aggregate and Mining Group was $17,166 for the first six months of 2019 compared to $25,658 for the same period in 2018, a decrease of $8,492 or 33.1%.  The decrease in segment profits between periods results from a decrease in gross profit of $7,293 due primarily to decreased sales of $21,996 between periods and a gross margin decrease of 90 basis points to 23.9% for the first six months of 2019 from 24.8% for the first six months of 2018.  Segment profits were also negatively impacted by an increase in general and administrative expenses ($2,300), partially offset by decreased engineering expenses ($492).

Energy Group: Segment profit for the Energy Group was $6,532 for the first six months of 2019 compared to $13,088 for the same period in 2018, a decrease of $6,556 or 50.1%.  Segment profits were negatively impacted by a $4,429 decrease in gross profit between periods resulting from a decrease in sales of $3,336 along with the a 270 basis point decrease in gross margins.  Gross margins between periods were also negatively impacted by an increase in unabsorbed overhead variances of $3,815. Segment profits were also impacted by increases in general and administrative expenses ($656) and engineering expenses ($681), partially offset by a decrease in selling expenses ($787).

Corporate: Corporate operations had a loss of $26,690 for the first six months of 2019 compared to a loss of $10,652 for the first six months of 2018, a decrease in earnings of $16,038 or 150.6%.  The reduced earnings are due primarily to increases in income tax expense ($11,451), interest expense ($907), costs related to the new start-up sales operation in Chile ($1,218) and other general and administrative expenses not related to Chile ($2,713).

Goodwill Review
The Company’s annual test of goodwill for possible impairment, performed as of October 31, 2018, indicated that the goodwill at the Company’s Power Flame subsidiary (which is included in the Energy Group) was partially impaired and the impairment charge recorded in the fourth quarter of 2018 reduced its net goodwill to $4,929 as of December 31, 2018.  The Company reviews goodwill for impairment concerns each quarter and no impairment charges were recorded during the six-month period ended June 30, 2019; however, the Company will continue to review Power Flame’s business projections during the remainder of 2019, and it is possible additional impairment charges may be necessary prior to the end of 2019 since the Power Flame reporting unit had no excess fair value as of October 31, 2018.

Liquidity and Capital Resources
The Company's primary sources of liquidity and capital resources are its cash on hand, borrowing capacity under a $150,000 revolving credit facility and cash flows from operations. The Company had $24,905 of cash available for operating purposes as of June 30, 2019, of which $21,425 was held by the Company's foreign subsidiaries.  The transition of U.S. international taxation from a worldwide tax system to a territorial system, as provided under the Tax Act passed in December 2017, should greatly reduce, or eliminate, any additional taxes on these funds should the Company decide to repatriate these funds to the United States.  At June 30, 2019 and December 31, 2018, respectively, the Company had $28,057 and $58,778 borrowings outstanding under its revolving credit facility.  Net of borrowings and letters of credit totaling $8,630, the Company had borrowing availability of $113,313 under the revolving credit facility as of June 30, 2019.  The revolving credit facility agreement contains certain financial covenants, including provisions concerning required levels of annual net income and minimum tangible net worth.  The Company was in compliance with the financial covenants of the agreement at June 30, 2019.

The Company’s South African subsidiary, Osborn Engineered Products SA (Pty) Ltd (“Osborn”), has a credit facility of $6,706 with a South African bank to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of June 30, 2019 and December 31, 2018, Osborn had no outstanding borrowings but had $1,222 in performance, advance payment and retention guarantees outstanding under the facility as of June 30, 2019. The facility has been guaranteed by Astec Industries, Inc., but is otherwise unsecured. A 0.75% unused facility fee is charged if less than 50% of the facility is utilized. As of June 30, 2019, Osborn had available credit under the facility of $5,484.

The Company’s Brazilian subsidiary, Astec Brazil, had a working capital loan outstanding of $1,052 and $1,207 as of June 30, 2019 and December 31, 2018, respectively, from a Brazilian bank.  The loan’s final monthly payment is due in April 2024 and the debt is secured by Astec Brazil’s manufacturing facility and also by letters of credit totaling $3,200 issued by Astec Industries, Inc.  Additionally, Astec Brazil ha various five-year equipment financing loans outstanding with Brazilian banks in the aggregate of $18 and $137 as of June 30, 2019 and December 31, 2018, respectively.  These equipment loans have maturity dates ranging from July 2019 to April 2020.

Cash Flows from Operating Activities:
	Six Months Ended June 30,		Increase
	2019	2018	(Decrease)
Net income (loss)	$37,579	$(20,552)	$58,131
Depreciation and amortization	13,139	13,880	(741)
Provision for warranties	4,496	7,529	(3,033)
Deferred income tax provision (benefit)	8,412	(121)	8,533
Changes in working capital:
Trade and other receivables	(6,719)	(24,219)	17,500
Inventories	(5,240)	(3,410)	(1,830)
Prepaid expenses and other assets	564	(1,361)	1,925
Accounts payable	(2,006)	4,181	(6,187)
Customer deposits	(13,025)	(4,163)	(8,862)
Product warranty accruals	(5,287)	(11,482)	6,195
Prepaid and income taxes payable, net	7,669	(9,141)	16,810
Accrued pellet plant agreement costs	–	68,000	(68,000)
Other, net	3,289	(720)	4,009
Net cash provided by operating activities	$42,871	$18,421	$24,450

Net cash from operating activities improved by $24,450 for the first six months of 2019 as compared to the first six months of 2018 due primarily to the impact of net income ($58,131), trade and other receivables ($17,500), and the timing of tax payments versus when they were owed ($8,533 and $16,810).  These increases were partially offset due to the timing of the $68,000 payment required under the Arkansas pellet plant settlement agreement, which was recognized in the second quarter of 2018 but not paid until later in 2018.  The increases were also partially offset by a reduction in the impact of customer deposits ($8,862).

Cash Flows from Investing Activities:
	Six Months Ended June 30,		Increase
	2019	2018	(Decrease)
Expenditures for property and equipment	$(8,657)	$(8,719)	$62
Other	569	338	231
Net cash used by investing activities	$(8,088)	$(8,381)	$293

Net cash used by investing activities declined by $293 for the first six months of 2019 as compared to the same period in 2018.

Total capital expenditures for 2019 are forecasted to be approximately $25,000.  The Company expects to finance these expenditures using currently available cash balances, internally generated funds and available credit under the Company’s credit facilities.  Capital expenditures are generally for machinery, equipment and facilities used by the Company in the production of its various products.  The Company believes that its current working capital, cash flows generated from future operations and available capacity under its credit facility will be sufficient to meet the Company’s working capital and capital expenditure requirements through August 2020.

Cash Flows from Financing Activities:
	Six Months Ended June 30,		Increase
	2019	2018	(Decrease)
Payment of dividends	$(4,956)	$(4,618)	$(338)
Net change in borrowings from banks	(31,014)	(1,105)	(29,909)
Other, net	62	(180)	242
Net cash used by financing activities	$(35,908)	$(5,903)	$(30,005)

Cash used by financing activities increased by $30,005 for the first six months of 2019 compared to the same period in 2018 due primarily to the Company reducing the amount owed on its domestic line of credit during the first six months of 2019 by $30,721.

Financial Condition
The Company’s total current assets remained relatively flat at $557,535 as of June 30, 2019 compared to $560,991 as of December 31, 2018.

The Company’s total current liabilities were $173,936 as of June 30, 2019 compared to $189,231 as of December 31, 2018, a decrease of $15,295 or 8.1% due primarily to decreases in customer deposits ($13,025) and accrued payroll and related liabilities ($2,807).

Market Risk and Risk Management Policies
We have no material changes to the disclosure on this matter made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Contingencies
The Company manufactured its first wood pellet plant for a customer located in Georgia under a Company-financed arrangement whereby the Company deferred the recognition of revenue as payment under the arrangement was not assured.  After considering the uncertainty of completing the sale to the existing customer due to their unsuccessful attempts to obtain financing; the lack of success in attempting to market the plant to other pellet plant operators; the cost of repossessing the plant; and the Company’s decision to exit the pellet plant business line, the pellet plant inventory’s net realizable value was written down to zero in the fourth quarter of 2018.  The sale of the Georgia pellet plant was ultimately recognized at the end of the second quarter of 2019 upon the receipt of the discounted $20,000 sales price.

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

Off-balance Sheet Arrangements
As of June 30, 2019, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations
During the six months ended June 30, 2019, there were no substantial changes in the Company’s commitments or contractual liabilities.

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

Internal Control over Financial Reporting
Other than the remediation efforts discussed below, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the six month period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
On July 29, 2018, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $150,000 of its common stock.  Through December 31, 2018, the Company had repurchased 582 shares of its stock at total cost of $24,149 under this program.  Under the share repurchase plan, the Company may purchase common stock in open market transactions, block or privately negotiated transactions, and may from time to time purchase shares pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended, or by any combination of such methods. The number of shares to be purchased and the timing of the purchases are based on a variety of factors.  No time limit was set for completion of repurchases under the authorization and the program may be suspended or discontinued at any time.  No additional shares were repurchased under this plan during the first six months of 2019.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Bylaws of the Company, adopted on March 14, 1990 and amended on July 29, 1993, July 26, 2007, July 23, 2008 and July 25, 2019.
10.1	Amendment to “Appendix A” of the Astec Industries, Inc. Supplemental Executive Retirement Plan, effective July 25, 2019.
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

ASTEC INDUSTRIES, INC. (Registrant)

Date: August 7, 2019	/s/ Richard J. Dorris
Richard J. Dorris Interim Chief Executive Officer and President (Principal Executive Officer)

Date: August 7, 2019	/s/ David C. Silvious
David C. Silvious Chief Financial Officer, Vice President, and Treasurer (Principal Financial and Accounting Officer)