Form 10-Q
period 2019-09-30
ASTEC INDUSTRIES INC
filed 2019-11-08
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
 (Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2019
Common Stock, par value $0.20	22,546,348

ASTEC INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
Astec Industries, Inc.
Condensed Consolidated Balance Sheets
(in thousands) (unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$26,289	$25,821
Investments	1,103	1,946
Trade receivables	110,583	130,569
Other receivables	3,490	3,409
Inventories	356,889	355,944
Prepaid income taxes	16,999	24,459
Prepaid expenses and other assets	14,531	18,843
Total current assets	529,884	560,991
Property and equipment, net	190,545	192,448
Investments	14,480	14,890
Operating lease right-of-use assets	4,241	–
Goodwill	32,206	32,748
Deferred income tax assets	18,146	27,490
Other long-term assets	26,167	26,890
Total assets	$815,669	$855,457
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$204	$413
Accounts payable	59,886	70,614
Customer deposits	43,821	48,069
Accrued product warranty	9,992	10,928
Accrued payroll and related liabilities	22,492	24,126
Accrued loss reserves	1,989	1,832
Other current liabilities	34,697	33,249
Total current liabilities	173,081	189,231
Long-term debt	717	59,709
Deferred income tax liabilities	869	1,020
Other long-term liabilities	23,418	20,207
Total liabilities	198,085	270,167
Shareholders’ equity	617,060	584,580
Non-controlling interest	524	710
Total equity	617,584	585,290
Total liabilities and equity	$815,669	$855,457

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$255,807	$256,613	$886,389	$854,595
Cost of sales	203,947	198,329	674,362	717,197
Gross profit	51,860	58,284	212,027	137,398
Selling, general, administrative and engineering expenses	47,643	51,054	158,594	154,396
Restructuring and asset impairment charges	875	-	1,431	-
Income (loss) from operations	3,342	7,230	52,002	(16,998)
Interest expense	(167)	(170)	(1,299)	(488)
Other income, net of expenses	412	23	1,252	1,536
Income (loss) from operations before income taxes	3,587	7,083	51,955	(15,950)
Income tax provision (benefit)	632	180	11,420	(2,301)
Net income (loss)	2,955	6,903	40,535	(13,649)
Net loss attributable to non-controlling interest	55	92	127	238
Net income (loss) attributable to controlling interest	$3,010	$6,995	$40,662	$(13,411)

Earnings (loss) per common share
Net income (loss) attributable to controlling interest:
Basic	$0.13	$0.31	$1.81	$(0.58)
Diluted	$0.13	$0.30	$1.79	$(0.58)
Weighted average number of common shares outstanding:
Basic	22,523	22,923	22,510	23,009
Diluted	22,684	23,084	22,666	23,009
Dividends declared per common share	$0.11	$0.11	$0.33	$0.31

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$2,955	$6,903	$40,535	$(13,649)
Other comprehensive loss:
Foreign currency translation adjustments	(3,524)	(1,536)	(2,671)	(7,845)
Change in unrecognized pension benefit cost	–	–	–	65
Other comprehensive loss	(3,524)	(1,536)	(2,671)	(7,780)
Comprehensive income (loss)	(569)	5,367	37,864	(21,429)
Comprehensive loss attributable to non-controlling interest	105	122	167	407
Comprehensive income (loss) attributable to controlling interest	$(464)	$5,489	$38,031	$(21,022)

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$40,535	$(13,649)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	19,698	20,755
Provision for doubtful accounts	1,086	145
Provision for warranties	7,020	10,115
Deferred compensation expense (benefit)	74	(441)
Stock-based compensation	2,118	1,770
Deferred income tax provision	9,193	1,587
(Gain) loss on disposition of fixed assets	309	(249)
Distributions to SERP participants	(2,067)	(291)
Change in operating assets and liabilities:
Sale (purchase) of trading securities, net	883	(628)
Trade and other receivables	18,150	(7,512)
Inventories	(1,261)	(37,841)
Prepaid expenses and other assets	849	796
Accounts payable	(8,899)	14,047
Accrued pellet plant agreement costs	–	17,000
Accrued product warranty	(8,004)	(14,480)
Customer deposits	(4,247)	2,895
Prepaid and income taxes payable, net	8,964	(11,055)
Other	(226)	(3,498)
Net cash provided (used) by operating activities	84,175	(20,534)
Cash flows from investing activities:
Expenditures for property and equipment	(17,924)	(17,518)
Proceeds from sale of property and equipment	268	330
Other	1,407	83
Net cash used by investing activities	(16,249)	(17,105)
Cash flows from financing activities:
Payment of dividends	(7,436)	(7,149)
Stock buy-back purchases	–	(13,914)
Borrowings under bank loans	164,850	48,523
Repayments of bank loans	(223,984)	(24,741)
Sale of Company shares held by SERP	192	246
Withholding tax paid upon vesting of restricted stock units	(312)	(432)
Purchase of subsidiary shares	(16)	(27)
Net cash provided (used) by financing activities	(66,706)	2,506
Effect of exchange rates on cash	(752)	(1,473)
Net change in cash and cash equivalents	468	(36,606)
Cash and cash equivalents, beginning of period	25,821	62,280
Cash and cash equivalents, end of period	$26,289	$25,674

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc.
Condensed Consolidated Statements of Equity
For the Three and Nine Months Ended September 30, 2019
(in thousands)
(unaudited)

For the Three Months Ended September 30, 2019
	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accum- ulated Other Compre- hensive Loss	Company Shares Held by SERP	Retained Earnings	Non- controlling Interest	Total Equity
Balance, June 30, 2019	22,531	$4,506	$122,285	$(33,751)	$(1,716)	$528,655	$629	$620,608
Net income (loss)	–	–	–	–	–	3,010	(55)	2,955
Other comprehensive loss	–	–	–	(3,474)	–	–	(50)	(3,524)
Dividends declared	–	–	3	–	–	(2,483)	–	(2,480)
Stock-based compensation	–	–	241	–	–	–	–	241
RSU vesting	15	3	(3)	–	–	–	–	–
Withholding tax paid upon vesting of RSUs	–	–	(152)	–	–	–	–	(152)
SERP transactions, net	–	–	(1)	–	(45)	–	–	(46)
Other	–	–	–	(18)	–	–	–	(18)
Balance, September 30, 2019	22,546	$4,509	$122,373	$(37,243)	$(1,761)	$529,182	$524	$617,584

For the Nine Months Ended September 30, 2019
	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accum- ulated Other Compre- hensive Loss	Company Shares Held by SERP	Retained Earnings	Non- controlling Interest	Total Equity
Balance, December 31, 2018	22,513	$4,503	$120,601	$(33,883)	$(1,886)	$495,245	$710	$585,290
Net income (loss)	–	–	–	–	–	40,662	(127)	40,535
Other comprehensive loss	–	–	–	(2,631)	–	–	(40)	(2,671)
Change in ownership percentage of subsidiary	–	–	–	–	–	–	(9)	(9)
Dividends declared	–	–	9	–	–	(7,445)	–	(7,436)
Stock-based compensation	2	–	2,014	–	–	–	–	2,014
RSU vesting	31	6	(6)	–	–	–	–	–
Withholding tax paid upon vesting of RSUs	–	–	(312)	–	–	–	–	(312)
Cumulative impact of ASU No. 2018-02	–	–	–	(721)	–	721	–	–
SERP transactions, net	–	–	67	–	125	–	–	192
Other	–	–	–	(8)	–	(1)	(10)	(19)
Balance, September 30, 2019	22,546	$4,509	$122,373	$(37,243)	$(1,761)	$529,182	$524	$617,584

See Notes to Unaudited Condensed Consolidated Financial Statements

Astec Industries, Inc.
Condensed Consolidated Statements of Equity
For the Three and Nine Months Ended September 30, 2018
(in thousands)
(unaudited)

For the Three Months Ended September 30, 2018
	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accum- ulated Other Compre- hensive Loss	Company Shares Held by SERP	Retained Earnings	Non- controlling Interest	Total Equity
Balance, June 30, 2018	23,094	$4,619	$143,596	$(30,487)	$(1,888)	$540,300	$841	$656,981
Net income (loss)	–	–	–	–	–	6,995	(92)	6,903
Other comprehensive loss	–	–	–	(1,536)	–	–	–	(1,536)
Change in ownership percentage of subsidiary	–	–	–	–	–	–	(11)	(11)
Dividends declared	–	–	3	–	–	(2,534)	–	(2,531)
Stock buy-back program	(296)	(59)	(13,855)	–	–	–	–	(13,914)
Stock-based compensation	–	–	411	–	–	–	–	411
SERP transactions, net	–	–	11	–	(44)	–	–	(33)
Other	–	–	–	–	–	–	4	4
Balance, September 30, 2018	22,798	$4,560	$130,166	$(32,023)	$(1,932)	$544,761	$742	$646,274

For the Nine Months Ended September 30, 2018
	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accum- ulated Other Compre- hensive Loss	Company Shares Held by SERP	Retained Earnings	Non- controlling Interest	Total Equity
Balance, December 31, 2017	23,070	$4,614	$141,931	$(24,243)	$(1,960)	$565,330	$1,093	$686,765
Net loss	–	–	–	–	–	(13,411)	(238)	(13,649)
Other comprehensive loss	–	–	–	(7,780)	–	–	–	(7,780)
Change in ownership percentage of subsidiary	–	–	–	–	–	–	(120)	(120)
Dividends declared	–	–	8	–	–	(7,157)	–	(7,149)
Stock buy-back program	(296)	(59)	(13,855)	–	–	–	–	(13,914)
Stock-based compensation	–	–	2,301	–	–	–	–	2,301
RSU vesting	24	5	(5)	–	–	–	–	–
Withholding tax paid upon vesting of RSUs	–	–	(432)	–	–	–	–	(432)
SERP transactions, net	–	–	218	–	28	–	–	246
Other	–	–	–	–	–	(1)	7	6
Balance, September 30, 2018	22,798	$4,560	$130,166	$(32,023)	$(1,932)	$544,761	$742	$646,274

See Notes to Unaudited Condensed Consolidated Financial Statements

ASTEC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands, except per share amounts, unless otherwise specified)

Note 1.  Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine-month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.  It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Astec Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2018.

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

Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which significantly changes the accounting for operating leases by lessees. The accounting applied by lessors is largely unchanged from that applied under previous guidance. The new guidance establishes a right-of-use (“ROU”) model and requires lessees to recognize lease assets and lease liabilities in the balance sheet, initially measured at the present value of the lease payments, for leases which were classified as operating leases under previous guidance. Lease cost included in the statements of income will be calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Certain provisions of ASU No. 2016-02 were later modified or clarified by the issuance of ASU 2018-11, “Leases (Topic 842): Targeted Improvements”, ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2019-01, “Leases (Topic 842), Codification Improvements”.  A modified retrospective transition approach is required by the ASU and its provisions must be applied to all leases existing at the date of initial application.  An entity may choose to use either (1) the standard’s effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application.  The new standards were effective for public companies for fiscal years beginning after December 15, 2018 and the Company adopted the new standards effective January 1, 2019 using the effective date as the date of initial application.  Consequently, financial information and the disclosures required under the new standards have not been provided for periods prior to January 1, 2019. As allowed under the ASU's provisions, the Company made an accounting policy election to exclude leases with a term of 12 months or less from the requirement to record related assets and liabilities. The adoption of these standards did not have a material impact on the Company’s financial position, results of operations or cash flows.  See Note 10, Leases, for additional information regarding the Company’s adoption of these standards.

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

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which permits companies to reclassify tax effects stranded in accumulated other comprehensive income (“OCI”) as a result of U.S. tax reform impacting tax rates or other items, such as changing from a worldwide tax system to a territorial system, from OCI to retained earnings.  Other tax effects stranded in OCI due to other reasons, such as prior changes in tax laws or changes in valuation allowances, may not be reclassified.  The new standard was effective for fiscal years beginning after December 15, 2018, and the Company adopted its provisions as of January 1, 2019.  As a result of adopting this new standard, the Company reclassified $721 of previously stranded tax effects from accumulated comprehensive loss to retained earnings as shown on the accompanying unaudited condensed consolidated statement of equity for the nine months ended September 30, 2019.

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

The following table sets forth net income (loss) attributable to controlling interest and the number of basic and diluted shares used in the computation of earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to controlling interest	$3,010	$6,995	$40,662	$(13,411)
Denominator:
Denominator for basic earnings (loss) per share	22,523	22,923	22,510	23,009
Effect of dilutive securities:
Restricted stock units	112	104	107	–
Supplemental Executive Retirement Plan	49	57	49	–
Denominator for diluted earnings (loss) per share	22,684	23,084	22,666	23,009

Note 3.  Receivables
Receivables are net of allowances for doubtful accounts of $1,279 and $1,184 as of September 30, 2019 and December 31, 2018, respectively.

Note 4.  Inventories
Inventories consist of the following:

	September 30, 2019	December 31, 2018
Raw materials and parts	$171,552	$173,919
Work-in-process	78,110	69,718
Finished goods	81,317	89,152
Used equipment	25,910	23,155
Total	$356,889	$355,944

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

Note 5.  Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation of $265,446 and $254,493 as of September 30, 2019 and December 31, 2018, respectively.

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

As indicated in the tables below (which excludes the Company’s pension assets), the Company has determined that all of its financial assets and liabilities as of September 30, 2019 and December 31, 2018 are Level 1 and Level 2 in the fair value hierarchy as defined above:

	September 30, 2019
	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$278	$–	$278
SERP mutual funds	4,039	–	4,039
Preferred stocks	282	–	282
Trading debt securities:
Corporate bonds	4,429	–	4,429
Municipal bonds	–	1,358	1,358
Floating rate notes	612	–	612
U.S. government securities	2,035	–	2,035
Asset backed securities	–	1,265	1,265
Other	323	962	1,285
Derivative financial instruments	–	443	443
Total financial assets	$11,998	$4,028	$16,026

Financial Liabilities:
SERP liabilities	$–	$5,857	$5,857
Total financial liabilities	$–	$5,857	$5,857

	December 31, 2018
	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$229	$–	$229
SERP mutual funds	4,755	–	4,755
Preferred stocks	248	–	248
Trading debt securities:
Corporate bonds	5,398	–	5,398
Municipal bonds	–	1,546	1,546
Floating rate notes	1,300	–	1,300
U.S. government securities	2,210	–	2,210
Asset backed securities	–	442	442
Other	–	708	708
Derivative financial instruments	–	333	333
Total financial assets	$14,140	$3,029	$17,169

Financial Liabilities:
SERP liabilities	$–	$6,641	$6,641
Total financial liabilities	$–	$6,641	$6,641

The Company reevaluates the volume of trading activity for each of its investments at the end of each quarter and adjusts the level within the fair value hierarchy as needed.  No hierarchy level changes occurred on investments held as of September 30, 2019 as compared to hierarchy levels as of December 31, 2018.

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

Note 7. Debt
On April 12, 2017, the Company and certain of its subsidiaries entered into an amended and restated credit agreement whereby Wells Fargo extended to the Company an unsecured line of credit of up to $100,000, including a sub-limit for letters of credit of up to $30,000. In February 2019, the agreement was again amended to increase the unsecured line of credit to a maximum of $150,000 and to extend the maturity date to December 29, 2023. Other significant terms were left unchanged.  There were no borrowings outstanding under the agreement as of September 30, 2019. Outstanding borrowings under the agreement were $58,778 as of December 31, 2018 and are included in long-term debt in the accompanying unaudited condensed consolidated balance sheet.  The highest borrowing amount outstanding at any time during the nine-month period ended September 30, 2019 was $81,776.  Letters of credit totaling $8,640, including $3,200 of letters of credit issued to banks in Brazil to secure the local debt of Astec do Brasil Fabricacao de Equipamentos Ltda. (“Astec Brazil”), were outstanding under the credit facility as of September 30, 2019.  Additional borrowing available under the credit facility was $141,360 as of September 30, 2019.  Borrowings under the agreement are subject to an interest rate equal to the daily one-month LIBOR rate plus a 0.75% margin, resulting in a rate of 2.8% as of September 30, 2019. The unused facility fee is 0.125%. Interest only payments are due monthly. The amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income and minimum tangible net worth.

The Company’s South African subsidiary, Osborn Engineered Products SA (Pty) Ltd (“Osborn”), has a credit facility of $6,266 with a South African bank to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of September 30, 2019, Osborn had no outstanding borrowings but had $894 in performance, advance payment and retention guarantees outstanding under the facility. The facility has been guaranteed by Astec Industries, Inc., but is otherwise unsecured. A 0.75% unused facility fee is charged if less than 50% of the facility is utilized. As of September 30, 2019, Osborn had available credit under the facility of $5,372. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 10.0% as of September 30, 2019.

The Company’s Brazilian subsidiary, Astec Brazil, has a $917 working capital loan outstanding as of September 30, 2019 from a Brazilian bank with an interest rate of 10.4%.  The loan’s final monthly payment is due in April, 2024 and the debt is secured by Astec Brazil’s manufacturing facility and also by letters of credit totaling $3,200 issued by Astec Industries, Inc.  Additionally, Astec Brazil has two five-year equipment financing loans outstanding with a Brazilian bank in the aggregate of $4 as of September 30, 2019 that have interest rates of 9.5% and 16.3%.  Each equipment loan has a maturity date in April, 2020.  Astec Brazil’s loans are included in the accompanying unaudited condensed consolidated balance sheets as current maturities of long-term debt ($204) and long-term debt ($717) as of September 30, 2019.

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

Changes in the Company’s product warranty liability for the three and nine-month periods ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reserve balance, beginning of the period	$10,117	$11,544	$10,928	$15,410
Warranty liabilities accrued	2,524	2,586	7,020	10,115
Warranty liabilities settled	(2,717)	(2,998)	(8,004)	(9,674)
Pellet plant agreement write-off	–	–	–	(4,806)
Other	68	(220)	48	(133)
Reserve balance, end of the period	$9,992	$10,912	$9,992	$10,912

Note 9.  Accrued Loss Reserves
The Company records reserves for losses related to known workers’ compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company.  The undiscounted reserves are actuarially determined based on the Company’s evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events.  Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future.  Total accrued loss reserves were $8,722 as of September 30, 2019 and $7,889 as of December 31, 2018, of which $6,733 and $6,057 were included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively.

Note 10.  Leases
The Company leases certain real estate, computer systems, material handling equipment, offices, automobiles and other equipment.  The Company determines if a contract is a lease (or contains an embedded lease) at the inception of the agreement.  The Company adopted ASU No. 2016-02, Leases, on January 1, 2019 using the effective date method.  Upon adoption, right-of-use (“ROU”) assets totaling $4,993 were recorded on the Company’s balance sheet.  Incremental borrowing rates used in the calculation of the ROU asset, when not apparent in the lease agreements, were estimated based upon secured borrowing rates quoted by the Company’s banks for loans of various lengths ranging from one to 20 years.  Operating leases with original maturities less than one year in duration were excluded.  The calculation of the ROU asset considered lease agreement provisions concerning termination, extensions, end of lease purchase and whether or not those provisions were reasonably certain of being exercised.  Certain agreements contain lease and non-lease components, which are accounted for separately. The financial results for periods prior to January 1, 2019 are unchanged from results previously reported.  No cumulative effect adjustment was necessary at the time of adoption.  Based upon a contract review and related calculations, none of the Company’s leases were deemed to be financing leases.  Lease expense recorded in the three and nine-month periods ended September 30, 2019 under ASC 842 was not materially different from lease expense that would have been recorded under the previous lease accounting standard.  Other transitional practical expedients allowed under ASU No. 2016-02 were adopted.

Other information concerning the Company’s operating leases accounted for under ASC 842 guidelines and the related expense, assets and liabilities follow:

Three Months Ended September 30, 2019
Operating lease expense	$657
Cash paid for operating leases included in operating cash flows	697

Nine Months Ended September 30, 2019
Operating lease expense	$1,907
Cash paid for operating leases included in operating cash flows	2,037

As of September 30, 2019
Operating lease right-of-use asset	$4,241
Operating lease short-term liability included in other current liabilities	2,021
Operating lease long-term liability included in other long-term liabilities	2,234
Weighted average remaining lease term (in years)	4.60
Weighted average discount rate used in calculating right-of-use asset	3.64%

Future annual minimum lease payments as of September 30, 2019 are as follows:

Amount
2019 (three months remaining)	$685
2020	1,723
2021	703
2022	406
2023	245
2024 and thereafter	922
Total	4,684
Less interest	(429)
Present value of lease liabilities	$4,255

The Company adopted ASU No. 2016-02 on January 1, 2019 as noted above. As required by the ASU, the following table discloses the minimum rental commitments for all non-cancelable operating leases at December 31, 2018 as reported in the Company’s 2018 10-K under previous ASC 840 guidance:

Amount
2019	$1,992
2020	1,100
2021	388
2022	144
2023	66
2024 and thereafter	12
Total	$3,702

Note 11.  Income Taxes
The Company's combined effective income tax rates were 17.6% and 2.5% for the three-month periods ended September 30, 2019 and 2018, respectively. The Company's combined effective income tax rates were 22.0% and 14.4% for the nine-month periods ended September 30, 2019 and 2018, respectively. The Company's effective tax rate for each period includes the effect of state income taxes and other discrete items as well as a benefit for research and development credits.

The Company's recorded liability for uncertain tax positions as of September 30, 2019 has increased by approximately $1,893 as compared to December 31, 2018 due to exposure related to federal and state credits, plus additional taxes and interest on existing reserves.

Note 12.  Revenue Recognition
The following tables disaggregate our revenue by major source for the three and nine-month periods ended September 30, 2019 and 2018 (excluding intercompany sales):

	Three Months Ended September 30, 2019
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Total
Net Sales-Domestic:
Equipment sales	$47,001	$32,569	$40,477	$120,047
Pellet plant sales	–	–	–	–
Parts and component sales	24,107	19,592	11,063	54,762
Service and equipment installation revenue	2,318	2,399	1,575	6,292
Used equipment sales	940	232	1,434	2,606
Freight revenue	2,778	1,603	1,761	6,142
Other	119	(524)	339	(66)
Total domestic revenue	77,263	55,871	56,649	189,783

Net Sales-International:
Equipment sales	5,742	28,988	8,863	43,593
Parts and component sales	3,326	12,792	2,165	18,283
Service and equipment installation revenue	1,186	183	190	1,559
Used equipment sales	520	1,116	–	1,636
Freight revenue	182	633	(57)	758
Other	–	34	161	195
Total international revenue	10,956	43,746	11,322	66,024

Total net sales	$88,219	$99,617	$67,971	$255,807

	Nine Months Ended September 30, 2019
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Total
Net Sales-Domestic:
Equipment sales	$191,879	$134,660	$121,027	$447,566
Pellet plant sales	20,000	–	–	20,000
Parts and component sales	90,833	57,673	34,697	183,203
Service and equipment installation revenue	10,415	5,456	4,687	20,558
Used equipment sales	4,638	645	3,889	9,172
Freight revenue	9,754	4,999	4,892	19,645
Other	268	(2,506)	919	(1,319)
Total domestic revenue	327,787	200,927	170,111	698,825

Net Sales-International:
Equipment sales	27,413	72,453	19,041	118,907
Parts and component sales	15,034	34,408	7,083	56,525
Service and equipment installation revenue	4,634	883	227	5,744
Used equipment sales	751	1,953	70	2,774
Freight revenue	812	2,064	232	3,108
Other	17	297	192	506
Total international revenue	48,661	112,058	26,845	187,564

Total net sales	$376,448	$312,985	$196,956	$886,389

	Three Months Ended September 30, 2018
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Total
Net Sales-Domestic:
Equipment sales	$38,377	$43,742	$44,930	$127,049
Pellet plant agreement sale charge	–	–	–	–
Parts and component sales	22,526	19,238	9,601	51,365
Service and equipment installation revenue	2,682	533	1,122	4,337
Used equipment sales	1,526	292	2,642	4,460
Freight revenue	2,527	1,887	1,439	5,853
Other	60	(395)	1,437	1,102
Total domestic revenue	67,698	65,297	61,171	194,166

Net Sales-International:
Equipment sales	12,766	23,758	3,781	40,305
Parts and component sales	5,018	10,610	2,428	18,056
Service and equipment installation revenue	911	263	147	1,321
Used equipment sales	233	467	42	742
Freight revenue	437	1,212	241	1,890
Other	–	128	5	133
Total international revenue	19,365	36,438	6,644	62,447

Total net sales	$87,063	$101,735	$67,815	$256,613

	Nine Months Ended September 30, 2018
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Total
Net Sales-Domestic:
Equipment sales	$226,619	$165,225	$123,573	$515,417
Pellet plant agreement sale charge	(75,315)	–	–	(75,315)
Parts and component sales	92,907	55,383	32,395	180,685
Service and equipment installation revenue	7,892	1,424	4,550	13,866
Used equipment sales	4,535	2,355	3,577	10,467
Freight revenue	9,781	5,608	4,389	19,778
Other	837	(1,967)	3,862	2,732
Total domestic revenue	267,256	228,028	172,346	667,630

Net Sales-International:
Equipment sales	30,720	69,470	17,618	117,808
Parts and component sales	14,390	32,969	8,180	55,539
Service and equipment installation revenue	2,368	902	376	3,646
Used equipment sales	1,397	1,954	625	3,976
Freight revenue	1,121	3,509	918	5,548
Other	107	268	73	448
Total international revenue	50,103	109,072	27,790	186,965

Total net sales	$317,359	$337,100	$200,136	$854,595

Sales into major geographic regions for the three and nine-month periods ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$189,783	$194,166	$698,825	$667,630
Other African countries	11,491	7,668	27,408	28,543
Asia (excl. China, Japan & Korea)	1,413	1,504	6,360	3,690
Australia	10,067	11,256	26,037	25,152
Canada	19,157	16,037	56,170	51,109
Mexico and Central America	(114)	3,281	6,038	10,606
China, Japan &Korea	1,244	1,107	3,824	5,324
Europe	11,840	5,813	31,312	24,884
Middle East and North Africa	397	4,691	2,173	7,600
South America	7,273	9,925	21,908	28,159
West Indies	4,084	390	5,651	1,050
Other	(828)	775	683	848
Total international	66,024	62,447	187,564	186,965
Total consolidated sales	$255,807	$256,613	$886,389	$854,595

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

Depending on the terms of the arrangement with the customer, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if we have to satisfy a future obligation, such as to provide installation assistance, service work to be performed in the future without charge, floor plan interest to be reimbursed to our dealer customers, payments for extended warranties, annual rebates given to certain high volume customers or obligations for future estimated returns to be allowed based upon historical trends.

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

Energy Group - The Company’s Energy Group is comprised of six business units focused on supplying heavy equipment such as heaters, drilling rigs, concrete plants, wood chippers and grinders, pump trailers, storage equipment and related parts to the oil and gas, construction, and water well industries, as well as commercial and industrial burners used primarily in commercial, industrial and process heating applications. The business units included in the Energy Group are Heatec, Inc. (“Heatec”), CEI Enterprises, Inc. (“CEI”), GEFCO, Inc. (“GEFCO”), Peterson Pacific Corp. (“Peterson”), Power Flame Incorporated (“Power Flame”) and RexCon, Inc. (“RexCon”). The principal purchasers of products produced by this group are oil, gas and water well drilling industry contractors, processors of oil, gas and biomass for energy production, ready mix concrete producers and contractors in the construction and demolition recycling markets.  In October 2019, the Company informed its employees that it will be closing its CEI manufacturing facility and CEI's operations will be transferred to the Company's Heatec and RexCon subsidiaries.

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

Segment Information:

	Three Months Ended September 30, 2019
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$88,219	$99,617	$67,971	$–	$255,807
Intersegment sales	3,273	4,842	3,112	–	11,227
Gross profit	15,406	20,837	15,541	76	51,860
Gross profit percent	17.5%	20.9%	22.9%	–	20.3%
Restructuring charges	875	-	-	-	875
Segment profit (loss)	$(419)	$5,803	$5,093	$(7,732)	$2,745

	Nine Months Ended September 30, 2019
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$376,448	$312,985	$196,956	$–	$886,389
Intersegment sales	8,193	15,381	14,228	–	37,802
Gross profit	93,792	71,876	46,207	152	212,027
Gross profit percent	24.9%	23.0%	23.5%	–	23.9%
Restructuring charges	1,431	-	-	-	1,431
Segment profit (loss)	$39,264	$22,969	$11,625	$(34,422)	$39,436

	Three Months Ended September 30, 2018
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$87,063	$101,735	$67,815	$–	$256,613
Intersegment sales	6,424	4,300	1,975	–	12,699
Gross profit	18,642	24,294	15,282	66	58,284
Gross profit percent	21.4%	23.9%	22.5%	–	22.7%
Segment profit (loss)	$4,761	$9,011	$3,318	$(9,778)	$7,312

	Nine Months Ended September 30, 2018
	Infrastructure Group	Aggregate and Mining Group	Energy Group	Corporate	Total
Net sales to external customers	$317,359	$337,100	$200,136	$–	$854,595
Intersegment sales	18,065	13,308	13,838	–	45,211
Gross profit	4,105	82,625	50,376	292	137,398
Gross profit percent	1.3%	24.5%	25.2%	–	16.1%
Segment profit (loss)	$(43,121)	$34,669	$16,406	$(20,428)	$(12,474)

A reconciliation of total segment profit (loss) to the Company’s consolidated totals is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total segment profit (loss)	$2,745	$7,312	$39,436	$(12,474)
Recapture (elimination) of intersegment profit	210	(409)	1,099	(1,175)
Net income (loss)	2,955	6,903	40,535	(13,649)
Net loss attributable to non-controlling interest in subsidiaries	55	92	127	238
Net income (loss) attributable to controlling interest	$3,010	$6,995	$40,662	$(13,411)

Note 14.  Contingent Matters
Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of $1,662 at September 30, 2019. These arrangements expire at various dates through December, 2023 and provide that the Company will receive the lender's full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements. Additionally, the Company is also potentially liable for 1.75% of the unpaid balance, determined as of December 31st of the prior year, on certain past customer equipment purchases that were financed by an outside finance company (the maximum exposure for the Company in 2019 is $932). The Company has recorded a liability of $1,607 related to these guarantees as of September 30, 2019.

In addition, the Company is contingently liable under letters of credit issued by a domestic lender totaling $8,640 as of September 30, 2019, including $3,200 of letters of credit guaranteeing certain Astec Brazil bank debt. The outstanding letters of credit expire at various dates through December, 2020. As of September 30, 2019, the Company’s foreign subsidiaries are contingently liable for a total of $2,359 in performance letters of credit, advance payments and retention guarantees. The maximum potential amount of future payments under these letters of credit and guarantees for which the Company could be liable is $10,999 as of September 30, 2019.

The Company and certain of its current and former executive officers have been named as defendants in a putative shareholder class action lawsuit filed on February 1, 2019, as amended on August 26, 2019, in the United States District Court for the Eastern District of Tennessee. The action is styled City of Taylor General Employees Retirement System v. Astec Industries, Inc., et al., Case No. 1:19-cv-00024-PLR-CHS. The complaint generally alleges that the defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements and that the individual defendants are control person under Section 20(a) of the Exchange Act. The complaint was filed on behalf of shareholders who purchased shares of the Company’s stock between July 26, 2016 and October 22, 2018 and seeks monetary damages on behalf of the purported class. The Company disputes these allegations and intends to defend this lawsuit vigorously and filed a motion to dismiss the lawsuit on October 25, 2019. The Company is unable to determine whether or not a future loss will be incurred due to this litigation, or estimate a range of loss, if any, at this time.

The Company's GEFCO subsidiary has been named a defendant in a lawsuit originally filed on August 16, 2018 with an amended complaint filed on January 25, 2019, in the United States District Court for the Western District of Oklahoma. The action is styled VenVer S.A. and Americas Coil Tubing LLP v. GEFCO, Inc., Case No. CIV-18-790-SLP.  The complaint alleges breaches of warranty and other similar claims regarding equipment sold by GEFCO in 2013.  In addition to seeking a rejection (rescission) of the purchase contract, the plaintiff is seeking special and consequential damages.  The original purchase price of the equipment was approximately $8,500. GEFCO disputes the plaintiff’s allegations and intends to defend this lawsuit vigorously. The Company is unable to estimate the possible loss or range of loss at this time.

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

A total of 40 and 32 RSUs vested during the nine-month periods ended September 30, 2019 and 2018, respectively.  The Company withheld 9 and 8 shares due to statutory payroll tax withholding requirements upon the vesting of the RSUs during each of the first nine-month periods in 2019 and 2018, respectively, and used Company funds to remit the related required minimum withholding taxes to the various tax authorities.  The vesting date fair value of the RSUs that vested during the first nine months of 2019 and 2018 was $1,380 and $1,852, respectively.  The grant date fair value of the RSUs granted during the first nine months of 2019 and 2018 was $2,848 and $3,553, respectively.  Compensation expense of $1,581 and $1,316 was recorded in the nine-month periods ended September 30, 2019 and 2018, respectively, to reflect the fair value of RSUs granted (or anticipated to be granted for 2019 performance) to employees amortized over the portion of the vesting period occurring during the periods.

Note 16.  Other Income, Net of Expenses
Other income, net of expenses for the three and nine-month periods ended September 30, 2019 and 2018 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income	$369	$225	$938	$678
Gain (loss) on investments	17	(27)	215	(96)
Insurance recovery	–	–	–	635
Other	26	(175)	99	319
Total	$412	$23	$1,252	$1,536

Note 17.  Derivative Financial Instruments
The Company is exposed to certain risks related to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency risk.  From time to time, the Company’s foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.  The fair value of the derivative financial instruments is recorded on the Company’s unaudited condensed consolidated balance sheet and is adjusted to fair value at each measurement date.  The changes in fair value are recognized in the accompanying unaudited condensed consolidated statements of operations in the current period.  The Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes.  The average U.S. dollar equivalent notional amount of outstanding foreign currency exchange contracts was $9,608 during the nine-month period ended September 30, 2019. The Company reported $443 and $333 of derivative assets in other current assets at September 30, 2019 and  December 31, 2018, respectively.  The Company recognized, as a component of cost of sales,  net gains of $369 and $169 on the changes in fair value of derivative financial instruments in the three-month periods ended September 30, 2019 and 2018, respectively.  The Company recognized, as a component of cost of sales, net gains of $355 and $855 on the changes in fair value of derivative financial instruments in the nine-month periods ended September 30, 2019 and 2018, respectively.  There were no derivatives that were designated as hedges at September 30, 2019.

Note 18.  Stock Buy Back Program
On July 29, 2018, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $150,000 of its common stock.  Under the share repurchase plan, the Company may purchase common stock in open market transactions, block or privately negotiated transactions, and may from time to time purchase shares pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended, or by any combination of such methods. The number of shares to be purchased and the timing of the purchases are based on a variety of factors.  During the second half of 2018, the Company repurchased 582 shares of its stock at total cost of $24,138 under this program.  No additional shares were repurchased during the nine months ended September 30, 2019.  No time limit was set for completion of repurchases under the authorization and the program may be suspended or discontinued at any time.

Note 19. Restructuring Charges
The Company is executing  its exit plan from the Wood Pellet Plant industry line of business and the closing of its Astec Mobile Machinery (“AMM”) subsidiary in Germany.  Costs incurred in 2019 totaling $875 and $1,431 in the three and nine-month periods ended September 30, 2019 related to these efforts are reported in the accompanying unaudited condensed statements of operations as “Restructuring charges”.  The $875 third quarter 2019 restructuring charge is comprised of $345 of costs related to the closing of AMM and $530 of costs related to the exiting of the wood pellet plant line of business (primarily employee severance pay).  The $1,431 2019 year-to-date restructuring charges are comprised of $901 of costs related to the closing of AMM and $530 of costs related to the exiting of the wood pellet plant line of business (primarily employee severance pay). Additional costs associated with these efforts are expected to be incurred in the next several months.

Note 20. Subsequent Event
In October 2019, the Company informed its employees that it will be closing its CEI manufacturing facility and CEI’s operations will be transferred to the Company's Heatec and RexCon subsidiaries.  Costs associated with the closing will be quantified and expensed in the fourth quarter of 2019.

2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words “will,” “would,” “should,” “could,” “may,” “believes,” “anticipates,” “intends,” “forecasts” and “expects” and similar expressions.  Such forward-looking statements include, without limitation, statements regarding the Company’s expected sales and results of operations during 2019, the Company’s expected capital expenditures in 2019, the ability of the Company to meet its working capital and capital expenditure requirements through November 2020, the amount and impact of any current or future state or federal funding for transportation construction programs, the need for road improvements, the amount and impact of other public sector spending and funding mechanisms, changes in the economic environment as it affects the Company, the Company being called upon to fulfill certain contingencies, the granting of restricted stock units and other incentive awards, changes in interest rates and the impact of such changes on the financial results of the Company, changes in the prices of steel and oil and the impact of such changes generally and on the demand for the Company’s products, customer’s buying decisions, the Company’s business, the ability of the Company to offset future changes in prices in raw materials, the change in the strength of the dollar and the level of the Company’s presence and sales in international markets, the impact that further development of domestic oil and natural gas production capabilities would have on the domestic economy and the Company’s business, the percentage of the Company’s equipment sold directly to end users, the impact of IRS tax regulations, payment of dividends by the Company, the impact of the Company’s efforts to impact its gross margins and inventory levels, the closing of the Company’s CEI manufacturing facility and related restructuring of CEI’s operations, the possibility of future goodwill impairment charges, and the ultimate outcome of the Company’s current claims and legal proceedings.

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

Infrastructure Group - This segment consists of five business units, three of which design, engineer, manufacture and market a complete line of asphalt plants, asphalt pavers and related components and ancillary equipment. The two remaining companies in the Infrastructure Group are Company-owned dealers which sell, service and install equipment produced by the manufacturing subsidiaries of the Company, with the majority of sales to the infrastructure industry. The Company-owned dealership in Germany is currently in the process of closing and its assets are being liquidated.

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

3.
Energy Group – Heatec, Inc., CEI, Inc., GEFCO, Inc., Peterson Pacific Corp., Power Flame Incorporated and RexCon, Inc. In October 2019, the Company informed its employees that it will be closing its CEI manufacturing facility and CEI’s operations will be transferred to the Company’s Heatec and RexCon subsidiaries.

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

In addition to public sector funding, the economies in the markets the Company serves, the price of liquid asphalt, the price of oil and natural gas, and the price of steel may each affect the Company’s financial performance. Economic downturns generally result in decreased purchasing by the Company’s customers, which, in turn, causes reductions in sales and increased pricing pressure on the Company’s products. Rising interest rates also typically negatively impact customers’ attitudes toward purchasing equipment. The Federal Reserve has maintained historically low interest rates in response to the economic downturn which began in 2009; however, the Federal Reserve, beginning in December 2016, increased the Federal Funds Rate several times in recent quarters followed by a 0.25% decrease in July 2019.  The current Federal Funds Rate is still considered in the historically low range and future rate changes may occur.

Significant portions of the Company’s revenues from the Infrastructure Group relate to the sale of equipment involved in the production, handling, recycling or application of asphalt mix. Liquid asphalt is a by-product of oil refining. An increase or decrease in the price of oil impacts the cost of asphalt, which is likely to alter demand for asphalt and therefore affect demand for certain Company products. While increasing oil prices may have a negative financial impact on many of the Company’s customers, the Company’s equipment can use a significant amount of recycled asphalt pavement, thereby partially mitigating the effect of increased oil prices on the final cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. Oil prices have routinely fluctuated in recent years and are expected to continue to fluctuate in the future. Minor fluctuations in oil prices should not have a significant impact on customers’ buying decisions. Other factors such as political uncertainty in oil producing countries, interruptions in oil production due to disasters, whether natural or man-made, or other economic factors could significantly impact oil prices, which could negatively impact demand for the Company’s products. The Company believes the continued funding of the FAST Act federal highway bill passed in December 2015, together with the prospect of potential replacement funding, have a greater potential to impact the buying decisions of the Company’s customers than does the fluctuation of oil prices in 2019 and 2020.

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

Steel is a major component in the Company’s equipment. Steel prices have declined significantly from elevated levels early in 2019 and are expected to remain in this lower range through the end of 2019. The Company will continue to utilize forward looking contracts when it deems conditions are appropriate (with no minimum or specified quantity guarantees) to minimize the impact of any price increases. We will continue to monitor trends in steel prices in 2020 and establish future contract pricing accordingly.

In addition to the factors stated above, many of the Company’s markets are highly competitive, and its products compete worldwide with a number of other manufacturers and dealers that produce and sell similar products. From 2010 through mid-2012, a weak U.S. dollar, combined with improving economic conditions in certain foreign economies, had a positive impact on the Company’s international sales. The continued strengthened U.S. dollar since mid-2012 has negatively impacted pricing in certain foreign markets the Company serves. The Company expects the U.S. dollar to remain strong in the near term relative to most foreign currencies. Domestic interest rates rising in the future or weakening economic conditions abroad could cause the U.S. dollar to further strengthen, which could negatively impact the Company’s international sales.

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

The Company’s current profit sharing plans allow corporate officers, subsidiary presidents and other key management employees at each subsidiary the opportunity to earn profit sharing incentives based upon the Company’s and/or the individual groups or subsidiaries’ return on capital employed, EBITDA margin and safety. Corporate officers’ and subsidiary presidents’ awards, when calculated at targeted performance, are between 35% and 100% of their base salary, depending upon their responsibilities, and the plans allow for awards of up to double of target incentive compensation. Each subsidiary also has the opportunity to earn up to 10% of its after-tax profit as a profit-sharing incentive award to be paid to its employees.

The Company’s current long-term incentive plans allow corporate officers, subsidiary presidents and other corporate or subsidiary management employees to be awarded Restricted Stock Units (“RSUs”) if certain goals are met based upon the Company’s Total Shareholder’s Return (“TSR”) as compared to a peer group and the Company’s pretax profit margin. The grant date value of corporate officers’ and subsidiary presidents’ awards, when calculated at targeted performance, are between 20% and 150% of their base salary, depending upon their responsibilities, and the plans allow for awards of up to double of target incentive compensation. Additional RSUs may be granted to other key subsidiary management employees based upon individual subsidiary profits.

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

Results of Operations

Georgia Pellet Plant Agreement (Q2 2019)
The Company manufactured its first wood pellet plant for a customer under a Company-financed arrangement whereby the Company deferred the recognition of revenue as payment under the arrangement was not assured.  After considering the uncertainty of completing the sale to the customer due to its inability to obtain financing; the lack of success in attempting to market the plant to other pellet plant operators; the cost of repossessing the plant; and the Company’s decision to exit the pellet plant business line, the pellet plant inventory’s net realizable value was written down to zero in the fourth quarter of 2018.  The Company ultimately sold the pellet plant to the original customer at a discounted sales price of $20,000 at the end of the second quarter of 2019.  The sales agreement also included provisions to release the Company from any further financial obligations related to the plant.  Sales related to this pellet plant sale are included in the results of operations for the nine-month period ending September 30, 2019 and are non-recurring.  This pellet plant sale is referred to in this Quarterly Report as the Georgia Pellet Plant Sale.

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

Restructuring Charges (2019)
The Company is executing its plan to exit from the wood pellet plant line of business and the closing of its Astec Mobile Machinery (“AMM”) subsidiary in Germany.  Costs totaling $875 and $1,431 were incurred in the three and nine-month periods ended September 30, 2019, respectively, related to these efforts and are classified on the accompanying unaudited condensed statements of operations as Restructuring charges. The third quarter 2019 restructuring charges of $875 are comprised of $345 of costs related to the closing of AMM and $530 of costs related to exiting the wood pellet plant line of business (primarily employee severance pay).  The 2019 year-to-date restructuring charges of $1,431 are comprised of $901 of costs related to the closing of AMM and $530 of costs related to exiting the wood pellet plant line of business (primarily employee severance pay).  Additional costs may be incurred in the next several months.

Subsequent Event
In October 2019, the Company informed its employees that it will be closing its CEI manufacturing facility and CEI’s operations will be transferred to the Company’s Heatec and RexCon subsidiaries.  Costs associated with the closing will be identified and expensed in the fourth quarter of 2019.

Net Sales
Net sales for the third quarter of 2019 were $255,807 compared to $256,613 for the third quarter of 2018, a decrease of $806 or 0.3%. Sales are generated primarily from new equipment and parts sales to domestic and international customers. Domestic sales for the third quarter of 2019 decreased 2.3% as compared to the third quarter of 2018.  International sales in the third quarter of 2019 increased 5.7% as compared to the third quarter of 2018.  Sales declines in the Aggregate and Mining Group were partially offset by sales increases in the Infrastructure Group and Energy Group. Sales reported by the Company’s foreign subsidiaries in U.S. dollars for the third quarter of 2019 would have been $1,579 higher had third quarter 2019 foreign exchange rates been the same as third quarter 2018 rates.

Net sales for the first nine months of 2019 were $886,389 compared to $854,595 for the first nine months of 2018, an increase of $31,794 or 3.7%. Sales are generated primarily from new equipment and parts sales to domestic and international customers.  Sales increased in the Infrastructure Group (due to the $20,000 Georgia Pellet Plant Sale in the second quarter 2019 and the non-recurrence of the $75,315 Arkansas Pellet Plant charges from the second quarter of 2018) but decreased in the Aggregate and Mining Group and Energy Group.  Domestic sales (including the impact of the Georgia and Arkansas pellet plant sales/charges) for the first nine months of 2019 increased 4.7% as compared to the first nine months of 2018.  International sales in the first nine months of 2019 increased 0.3% as compared to the first nine months of 2018.  Sales reported by the Company’s foreign subsidiaries in U.S. dollars for the first nine months of 2019 would have been $7,694 higher had first nine months 2019 foreign exchange rates been the same as first nine months 2018 rates.

Domestic sales for the third quarter of 2019 were $189,783 or 74.2% of consolidated net sales compared to $194,166 or 75.7% of consolidated net sales for the third quarter of 2018, a decrease of $4,383 or 2.3%. Domestic sales for the third quarter of 2019 as compared to the third quarter of 2018 increased by $9,565 in the Infrastructure Group but decreased $9,426 in the Aggregate and Mining Group and $4,522 in the Energy Group.

Domestic sales for the first nine months of 2019 were $698,825 or 78.8% of consolidated net sales compared to $667,630 or 78.1% of consolidated net sales for the first nine months of 2018, an increase of $31,195 or 4.7%. Domestic sales for the first nine months of 2019 as compared to the first nine months of 2018 increased by $60,531 in the Infrastructure Group (including the $20,000 Georgia Pellet Plant Sale in 2019 and the non-recurrence of the $75,315 Arkansas Pellet Plant Charges in 2018) but decreased $27,101 in the Aggregate and Mining Group and $2,235 in the Energy Group.

International sales for the third quarter of 2019 were $66,024 or 25.8% of consolidated net sales compared to $62,447 or 24.3% of consolidated net sales for the third quarter of 2018, an increase of $3,577 or 5.7%. International sales for the third quarter of 2019 as compared to the third quarter of 2018 increased $7,308 in the Aggregate and Mining Group and $4,678 in the Energy Group but decreased $8,409 in the Infrastructure Group.  Increases in international sales in Europe, Africa, West Indies and Canada were partially offset by decreases in sales in Mexico and Central America, South America and the Middle East and North Africa.

International sales for the first nine months of 2019 were $187,564 or 21.2% of consolidated net sales compared to $186,965 or 21.9% of consolidated net sales for the first nine months of 2018, an increase of $599 or 0.3%. International sales for the first nine months of 2019 as compared to the first nine months of 2018 increased $2,986 in the Aggregate and Mining Group but decreased $1,442 in the Infrastructure Group and $945 in the Energy Group.  Increases in international sales in Europe, Canada, West Indies and Asia were partially offset by decreases in sales in Mexico and Central America, South America and the Middle East and North Africa.

Parts sales for the third quarter of 2019 were $73,045 compared to $69,421 for the third quarter of 2018, an increase of $3,624 or 5.2%.  Parts sales increased $2,536 in the Aggregate and Mining Group and $1,199 in the Energy Group but decreased $111 in the Infrastructure Group.

Parts sales for the first nine months of 2019 were $239,728 compared to $236,224 for the first nine months of 2018, an increase of $3,504 or 1.5%.  Parts sales increased $3,729 in the Aggregate and Mining Group and $1,205 in the Energy Group but decreased $1,430 in the Infrastructure Group.

Gross Profit
Consolidated gross profit for the third quarter of 2019 was $51,860 compared to $58,284 for the third quarter of 2018, a decrease of $6,424.  Gross profit as a percentage of sales decreased to 20.3% for the third quarter of 2019 compared to 22.7% for the third quarter of 2018 due primarily to pricing pressures in certain product lines, product mix changes in sales (including Company directives to move older inventory), and a 19% reduction in direct labor hours applied resulting in increased unabsorbed manufacturing overhead.

Consolidated gross profit for the first nine months of 2019 was $212,027 compared to $137,398 for the first nine months of 2018, an increase of $74,629.  The first nine months of 2019 gross profit was impacted by the $20,000 Georgia Pellet Plant Sale, which resulted in $20,000 of gross profit in the period as the related inventory value had been written off in 2018.  The first nine months of 2018 gross profit was impacted by the $75,315 Arkansas Pellet Plant Charges, which resulted in a decline in gross profit of $71,029.  Gross profit as a percentage of sales increased to 23.9% for the first nine months of 2019 compared to 16.1% for the first nine months of 2018 due primarily to the effects of the Georgia Pellet Plant Sale in the first nine months of 2019 and the Arkansas Pellet Plant Charges in the first nine months of 2018 along with pricing pressures in certain product lines, product mix changes in sales (including Company directives to move older inventory), and a 20% reduction in direct labor hours applied resulting in increased unabsorbed manufacturing overhead.

Selling, General, Administrative and Engineering Expenses
Selling, general, administrative and engineering expenses were $47,643 for the third quarter of 2019 compared to $51,054 for the third quarter of 2018, a decrease of $3,411 or 6.7%.  The overall decrease was attributable to a $2,491 decrease in general and administrative expense (primarily due to a $1,589 decrease in consulting fees/outside services, including the procurement and inventory level consulting services mentioned above; and a $989 decrease in legal and professional fees) and reductions in selling expenses of $507 (primarily due to reductions in employee wages and commissions partially offset by increased sales promotions) and reduced engineering expenses of $413.  The above described expenses for the third quarter of 2019 include $785 of expenses incurred by the Company’s start-up sales operations in Chile.

Selling, general, administrative and engineering expenses were $158,594 for the first nine months of 2019 compared to $154,396 for the first nine months of 2018, an increase of $4,198 or 2.7%.  The overall increase was attributable to a $6,643 increase in general and administrative expense (primarily due to a $3,149 increase in consulting fees, including the procurement and inventory level consulting services mentioned above; $1,370 increase in annual incentive and stock incentive plan expense; and a $937 increase in bad debt expense), which was partially offset by a $1,667 reduction in selling expenses (primarily wages and commissions, partially offset by increased sales promotions) and a $778 reduction in engineering expenses. The above described expenses for the first nine months of 2019 include $2,001 of expenses incurred by the Company’s start-up sales operations in Chile.

Interest Expense
Interest expense for the third quarter of 2019 was $167 as compared to $170 for the third quarter of 2018, a decrease of $3.

Interest expense for the first nine months of 2019 was $1,299 as compared to $488 for the first nine months of 2018, an increase of $811, due primarily to interest on increased borrowings on the Company’s domestic line of credit.

Other Income, Net of Expenses
Other income, net of expenses was $412 for the third quarter of 2019 compared to $23 for the third quarter of 2018, an increase of $389.

Other income, net of expenses was $1,252 for the first nine months of 2019 compared to $1,536 for the first nine months of 2018, a decrease of $284, primarily due to a one-time $635 insurance recovery during the first nine months of 2018.

Income Tax Expense
The Company’s combined effective income tax rate was 17.6% for the third quarter of 2019 compared to 2.5% for the third quarter of 2018 and was impacted by a favorable return to book adjustment for 2018 and research and development tax credits.  The tax rate for 2019 returned to a more normalized rate as compared to the rates in 2018, which were impacted by the large operating loss resulting primarily from the Arkansas Pellet Plant Charges and the initial booking of the provisions of the Tax Cuts and Jobs Act of 2017.

The Company’s combined effective income tax rate was 22.0% for the first nine months of 2019 compared to 14.4% for the first nine months of 2018.  The tax rate for 2019 returned to a more normalized rate as compared to the rates in 2018, which were impacted by the large operating loss resulting primarily from the Arkansas Pellet Plant Charges and the initial booking of the provisions of the Tax Cuts and Jobs Act of 2017.

Net Income
The Company had net income attributable to controlling interest of $3,010 for the third quarter of 2019 compared to $6,995 for the third quarter of 2018, a decrease of $3,985. Net income attributable to controlling interest per diluted share was $0.13 for the third quarter of 2019 compared to $0.30 for the third quarter of 2018, a decrease of $0.17.  Diluted shares outstanding for the quarters ended September 30, 2019 and 2018 were 22,684 and 23,084, respectively.

The Company had net income attributable to controlling interest of $40,662 for the first nine months of 2019 compared to a net loss attributable to controlling interest of $13,411 for the first nine months of 2018, an increase of $54,073.  The first nine months of 2019 includes an after-tax income of $15,273 related to the Georgia Pellet Plant Sale while the net loss for the first nine months of 2018 includes an after-tax charge of $57,182 due to the Arkansas Pellet Plant Charges.  Net income attributable to controlling interest per diluted share was $1.79 for the first nine months of 2019 compared to a net loss per share of $0.58 for the first nine months of 2018, an increase of $2.37.  Diluted shares outstanding for the nine months ended September 30, 2019 and 2018 were 22,666 and 23,009, respectively.

Dividends
In February 2013, the Company’s Board of Directors approved a dividend policy pursuant to which the Company began paying a quarterly $0.10 per share dividend on its common stock beginning in the third quarter of 2013.  In July 2018, the Company’s Board of Directors approved a revised quarterly dividend of $0.11 per share, a 10% increase.  The actual amount of future quarterly dividends, if any, will be based upon the Company’s financial position, results of operations, cash flows, capital requirements and restrictions under the Company’s existing credit agreement, among other factors.  The Board retained the power to modify, suspend or cancel the Company’s dividend policy in any manner and at any time it deems necessary or appropriate in the future.  The Company paid quarterly dividends of $0.11 per common share to shareholders each quarter from the third quarter of 2018 through the third quarter of 2019 and paid quarterly dividends of $0.10 per common share to shareholders in the first and second quarters of 2018.

Backlog
The backlog of orders as of September 30, 2019 was $243,888 compared to $308,582 as of September 30, 2018, a decrease of $64,694 or 21.0%. Domestic backlogs decreased $65,116 or 29.2% while international backlogs increased $422 or 0.5%.  The decline in backlog was experienced by each of the segments ($15,277 in the Infrastructure Group; $27,661 in the Aggregate and Mining Group; and $21,756 in the Energy Group).  The Company is unable to determine whether the changes in backlogs were experienced by the industry as a whole; however, the Company believes the changes in backlogs reflect the current economic conditions the industry is experiencing.

Employees
Due to the recent reductions in backlogs and manufacturing activity, the Company made employee headcount reductions during the first nine months of 2019 (from 4,401 employees at December 31, 2018 to 4,068 at September 30, 2019) and will continue to evaluate future staffing needs as sales and production levels dictate.

Segment Net Sales-Quarter:
	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Infrastructure Group	$88,219	$87,063	$1,156	1.3%
Aggregate and Mining Group	99,617	101,735	(2,118)	(2.1)%
Energy Group	67,971	67,815	156	0.2%

Infrastructure Group: Sales in this group were $88,219 for the third quarter of 2019 compared to $87,063 for the third quarter of 2018, an increase of $1,156 or 1.3%.  Domestic sales for the Infrastructure Group increased $9,565 or 14.1% for the third quarter of 2019 compared to the same period in 2018 due primarily to an increase in asphalt plant sales partially offset by a decline in asphalt mobile equipment sales.  International sales for the Infrastructure Group decreased $8,409 or 43.4% for the third quarter of 2019 compared to the same period in 2018 due primarily to decreases in asphalt plant and asphalt mobile equipment sales as well as decreased sales by the Company’s distributor in Australia.  The decline in sales occurred primarily in Mexico and Central America, Canada and Australia.  Parts sales for the Infrastructure Group decreased 0.4% for the third quarter of 2019 as compared to the same period in 2018.

Aggregate and Mining Group: Sales in this group were $99,617 for the third quarter of 2019 compared to $101,735 for the same period in 2018, a decrease of $2,118 or 2.1%.  Domestic sales for the Aggregate and Mining Group decreased by $9,426 or 14.4% for the third quarter of 2019 compared to the same period in 2018 due primarily to decreased sales into the Company’s traditional rock quarry markets resulting from decreased rental activity (which typically results in subsequent equipment sales) by many of our distributors and a shortened construction period due to weather related issues.  International sales for the Aggregate and Mining Group increased $7,308 or 20.1% in the third quarter of 2019 compared to the same period in 2018 due primarily to increased sales by the Company’s subsidiaries in Northern Ireland and Brazil.  International sales increases between periods occurred in Europe, Africa, Australia, Brazil and Canada and were partially offset by sales declines in South America and the Middle East.  Parts sales for this group increased 8.5% for the third quarter of 2019 compared to the same period in 2018.

Energy Group: Sales in this group were $67,971 for the third quarter of 2019 compared to $67,815 for the same period in 2018, an increase of $156 or 0.2%.  Domestic sales for the Energy Group decreased $4,522 or 7.4% for the third quarter of 2019 compared to the same period in 2018 due primarily to decreased wood chipper equipment sales by Peterson as well as decreased oil and gas related equipment sales by Heatec and GEFCO, which were partially offset by improved concrete plant equipment sales by RexCon.  International sales for the Energy Group increased $4,678 or 70.4% when compared to the third quarter of 2018.  Sales increases occurred primarily in Canada (primarily Peterson equipment sales and one large sale by Heatec) and were partially offset by decreased sales in Australia.  Parts sales for this group increased 10.0% for the third quarter of 2019 compared to the same period in 2018.

Segment Net Sales-Nine Months:
	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Infrastructure Group	$376,448	$317,359	$59,089	18.6%
Aggregate and Mining Group	312,985	337,100	(24,115)	(7.2)%
Energy Group	196,956	200,136	(3,180)	(1.6)%

Infrastructure Group: Sales in this group were $376,448 for the first nine months of 2019 (including $20,000 from the Georgia Pellet Plant Sale discussed above) compared to $317,359 (after the $75,315 reduction due to the Arkansas Pellet Plant Charges discussed above) for the same period in 2018, an increase of $59,089 or 18.6%.  Domestic sales for the Infrastructure Group increased $60,531 or 22.6% for the first nine months of 2019 compared to the same period in 2018.  Excluding the impact of the Georgia Pellet Plant Sale and the Arkansas Pellet Plant Charges (which are included in domestic sales), domestic sales declined by $34,784 for the first nine months of 2019 as compared to the first nine months of 2018 due to significant volume reductions in mobile asphalt equipment and asphalt plant sales.  The Company believes the reduction in domestic sales is due to the lack of Congressional action on a highway funding bill to extend or replace the Fast Act which provides federal funding through September 2020; competitive pricing pressures in the market; and customers postponing orders due to weather related delays in early 2019 on customer job sites.  International sales for the Infrastructure Group decreased $1,442 or 2.9% for the first nine months of 2019 compared to the same period in 2018 due primarily to decreases in mobile equipment sales and sales by the Company’s distributorship in Australia, partially offset by improved asphalt plant sales.  International sales decreases between periods occurred primarily in Mexico and Central America, Canada, Australia and Russia and were partially offset by increased sales into West Indies and Asia.  Parts sales for the Infrastructure Group decreased 1.3% for the first nine months of 2019 compared to the same period in 2018 due primarily to a reduction in asphalt plant related parts and parts sales by the Company’s distributorship in Australia.

Aggregate and Mining Group: Sales in this group were $312,985 for the first nine months of 2019 compared to $337,100 for the same period in 2018, a decrease of $24,115 or 7.2%.  Domestic sales for the Aggregate and Mining Group decreased by $27,101 or 11.9% for the first nine months of 2019 compared to the same period in 2018 due primarily to decreased sales into the Company’s traditional rock quarry markets resulting from decreased rental activity (which typically results in subsequent equipment sales) by many of our distributors and a shortened construction period due to weather related issues.  International sales for the Aggregate and Mining Group increased $2,986 or 2.7% in the first nine months of 2019 compared to the same period in 2018 due primarily to improved sales by the Company’s subsidiaries in Northern Ireland and Brazil.  International sales increases between periods occurred primarily in Europe and Australia and were partially offset by sales decreases in South America, the Middle East and Northern Africa, and Mexico and Central America.  Parts sales for this group increased 4.2% for the first nine months of 2019 compared to the same period in 2018.

Energy Group: Sales in this group were $196,956 for the first nine months of 2019 compared to $200,136 for the same period in 2018, a decrease of $3,180 or 1.6%.  Domestic sales for the Energy Group decreased $2,235 or 1.3% for the first nine months of 2019 compared to the same period in 2018 due primarily to decrease sales of wood chipping and grinding equipment, partially offset by improved sales of concrete equipment.  International sales for the Energy Group decreased $945 or 3.4% when compared to the first nine months of 2018.  Sales decreases occurred primarily in Africa, South America and Australia and were partially offset by increased sales in Canada.  Parts sales for this group increased 3.0% for the first nine months of 2019 compared to the same period in 2018.

Segment Profit (Loss)-Quarter:
	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Infrastructure Group	$(419)	$4,761	$(5,180)	(108.8)%
Aggregate and Mining Group	5,803	9,011	(3,208)	(35.6)%
Energy Group	5,093	3,318	1,775	53.5%
Corporate	(7,732)	(9,778)	2,046	20.9%

Infrastructure Group: Segment earnings for the Infrastructure Group was a loss of $419 for the third quarter of 2019 compared to a profit of $4,761 for the same period in 2018, a decrease in earnings of $5,180 or 108.8%.  Gross profits declined by $3,236 between periods due to a decline in margins of 21.4% for the third quarter of 2018 to 17.5% in the third quarter of 2019 resulting from increased unabsorbed overhead, pricing pressures, and product mix issues including the Company’s focus on moving older inventory.

Aggregate and Mining Group: Segment profit for the Aggregate and Mining Group was $5,803 for the third quarter of 2019 compared to $9,011 for the same period in 2018, a decrease of $3,208 or 35.6%.  The decrease in segment profits between periods resulted from a decrease in gross profit of $3,457 due primarily to a decrease in gross margins from 23.9% for the third quarter of 2018 to 20.9% for the third quarter of 2019 due primarily to pricing pressures and overhead absorption issues related to the reduced production volume.

Energy Group: Segment profit for the Energy Group was $5,093 for the third quarter of 2019 compared to $3,318 for the same period in 2018, an increase of $1,775 or 53.5%.  Segment profits were positively impacted by a $259 increase in gross profit between periods due primarily to a 40 basis point increase in gross margins and a $894 reduction in selling expenses.

Corporate: Corporate operations had a loss of $7,732 for the third quarter of 2019 compared to a loss of $9,778 for the third quarter of 2018, an increase in earnings of $2,046. The increases in earnings are due primarily to decreases in income tax expense of $2,512 (as the Company records consolidated U.S. federal income taxes in the Corporate category). The Company’s startup sales company in Chile is also in this category and incurred a net loss of $785 during the third quarter of 2019.  This loss was partially offset by a reduction in plane maintenance costs of $621.

Segment Profit (Loss)-Nine Months:
	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Infrastructure Group	$39,264	$(43,121)	$82,385	191.1%
Aggregate and Mining Group	22,969	34,669	(11,700)	(33.7)%
Energy Group	11,625	16,406	(4,781)	(29.1)%
Corporate	(34,422)	(20,428)	(13,994)	(68.5)%

Infrastructure Group: Segment profit for the Infrastructure Group was income of $39,264 for the first nine months of 2019 compared to a loss of $43,121 for the same period in 2018, an increase in earnings of $82,385 or 191.1%.  The segment gross profit for the first nine months of 2019 includes $20,000 from the Georgia Pellet Plant Sale while the segment loss for the first nine months of 2018 includes a $71,029 charge against gross profit due to the Arkansas Pellet Plant Charges, as discussed above.  Excluding the pellet plant transactions, segment gross profit declined by $1,342 from the nine-month period ended September 30, 2018 to the same period in 2019 as a result of a $36,226 decline in segment sales, which were partially offset by a 160 basis point increase in gross margins.  Segment profits between periods were favorably impacted by declines in selling expenses ($1,273) and engineering expenses ($863).  State income taxes increased by $5,323, resulting from the improved pretax profits in the nine-month period ended September 30, 2019 as compared to the same period in 2018.

Aggregate and Mining Group: Segment profit for the Aggregate and Mining Group was $22,969 for the first nine months of 2019 compared to $34,669 for the same period in 2018, a decrease of $11,700 or 33.7%.  The decrease in segment profits between periods results from a decrease in gross profit of $10,749 due primarily to decreased sales of $24,115 between periods and a gross margin decrease of 150 basis points to 23.0% for the first nine months of 2019 from 24.5% for the first nine months of 2018.  Segment profits were also negatively impacted by a $1,472 increase in general and administrative expenses between periods.

Energy Group: Segment profit for the Energy Group was $11,625 for the first nine months of 2019 compared to $16,406 for the same period in 2018, a decrease of $4,781 or 29.1%.  Segment profits were negatively impacted by a $4,169 decrease in gross profit between periods resulting from a decrease in sales of $3,180 along with a 170 basis point decrease in gross margins due primarily to pricing pressures on segment equipment and reduced direct hours absorbed resulting in an increase in unabsorbed overhead. Segment profits were also negatively impacted by increases in general and administrative expenses ($1,252) and engineering expenses ($515), partially offset by a decrease in selling expenses ($1,681).

Corporate: Corporate operations had a loss of $34,422 for the first nine months of 2019 compared to a loss of $20,428 for the first nine months of 2018, a decrease in earnings of $13,994 or 68.5%.  The reduced earnings are due primarily to increases in income tax expense ($8,939) as U.S. federal income taxes are recorded in this segment, an increase in interest expense ($892) due to increased borrowings during much of the first nine months of 2019 on the Company’s line of credit as compared to borrowings in the same period in 2018, costs related to the new start-up sales operation in Chile ($2,004) and other general and administrative expenses not related to Chile ($1,839).

Goodwill Review
The Company’s annual test of goodwill for possible impairment, performed as of October 31, 2018, indicated that the goodwill at the Company’s Power Flame reporting unit (which is included in the Energy Group) was partially impaired and the impairment charge recorded in the fourth quarter of 2018 reduced its net goodwill to $4,929 as of December 31, 2018.  The Company performed an interim test of goodwill for impairment as of August 31, 2019 and the test indicated that no additional impairment of goodwill at any of the Company’s reporting units had occurred; however the excess of the fair value over carrying value for the Power Flame and Roadtec/Carlson reporting units was limited.  The Company will perform its annual test of goodwill for possible impairment again at October 31, 2019, and it is possible additional impairment charges may be necessary prior to the end of 2019.

Liquidity and Capital Resources
The Company's primary sources of liquidity and capital resources are its cash on hand, borrowing capacity under a $150,000 revolving credit facility and cash flows from operations. The Company had $26,289 of cash available for operating purposes as of September 30, 2019, of which $18,300 was held by the Company's foreign subsidiaries.  The transition of U.S. international taxation from a worldwide tax system to a territorial system, as provided under the Tax Act passed in December 2017, should greatly reduce, or eliminate, any additional taxes on these funds should the Company decide to repatriate these funds to the United States.  The Company’s outstanding borrowings under its $150,000 line of credit, which totaled $58,778 at December 31, 2018, were reduced to zero at September 30, 2019.  The Company’s outstanding letters of credit totaling $8,640 resulted in the Company having borrowing availability of $141,360 under the revolving credit facility as of September 30, 2019.  The revolving credit facility agreement contains certain financial covenants, including provisions concerning required levels of annual net income and minimum tangible net worth.  The Company was in compliance with the financial covenants of the agreement at September 30, 2019.

The Company’s South African subsidiary, Osborn Engineered Products SA (Pty) Ltd (“Osborn”), has a credit facility of $6,266 with a South African bank to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of September 30, 2019 and December 31, 2018, Osborn had no outstanding borrowings.  Osborn had $894 in performance, advance payment and retention guarantees outstanding under the facility as of September 30, 2019. The facility has been guaranteed by Astec Industries, Inc., but is otherwise unsecured. A 0.75% unused facility fee is charged if less than 50% of the facility is utilized. As of September 30, 2019, Osborn had available credit under the facility of $5,372.

The Company’s Brazilian subsidiary, Astec Brazil, reduced its outstanding working capital loans from $1,207 at December 31, 2018 to $917 at September 30, 2019.  The loan’s final monthly payment is due in April 2024 and the debt is secured by Astec Brazil’s manufacturing facility and also by letters of credit totaling $3,200 issued by Astec Industries, Inc.  Additionally, Astec Brazil reduced its outstanding five-year equipment financing loans from $137 at December 31, 2018 to $4 at September 30, 2019.

Cash Flows from Operating Activities:
	Nine Months Ended September 30,		Increase
	2019	2018	(Decrease)
Net income (loss)	$40,535	$(13,649)	$54,184
Depreciation and amortization	19,698	20,755	(1,057)
Provision for warranties	7,020	10,115	(3,095)
Deferred income tax provision	9,193	1,587	7,606
Distributions to SERP participants	(2,067)	(291)	(1,776)
Changes in working capital:
Trade and other receivables	18,150	(7,512)	25,662
Inventories	(1,261)	(37,841)	36,580
Accounts payable	(8,899)	14,047	(22,946)
Customer deposits	(4,247)	2,895	(7,142)
Product warranty accruals	(8,004)	(14,480)	6,476
Prepaid and income taxes payable, net	8,964	(11,055)	20,019
Accrued pellet plant agreement costs	–	17,000	(17,000)
Other, net	5,093	(2,105)	7,198
Net cash provided (used) by operating activities	$84,175	$(20,534)	$104,709

Net cash from operating activities improved by $104,709 for the first nine months of 2019 as compared to the first nine months of 2018 due primarily to the impact of net income ($54,184), trade and other receivables ($25,662), and inventories ($36,580).  Additionally, the impact of the timing of income tax payments increased operating cash flows by $20,019 for the first nine months of 2019 as compared to the same period in 2018.  These increases were partially offset due to the timing of the final $17,000 payment required under the Arkansas pellet plant settlement agreement, which was accrued at September 30, 2018 and paid in the fourth quarter of 2018, and by the impact of changes in accounts payable ($22,946).

Cash Flows from Investing Activities:
	Nine Months Ended September 30,		Increase
	2019	2018	(Decrease)
Expenditures for property and equipment	$(17,924)	$(17,518)	$(406)
Other	1,675	413	1,262
Net cash used by investing activities	$(16,249)	$(17,105)	$856

Net cash used by investing activities declined by $856 for the first nine months of 2019 as compared to the same period in 2018.

Total capital expenditures for 2019 are forecasted to be approximately $25,000.  The Company expects to finance these expenditures using currently available cash balances, internally generated funds and available credit under the Company’s credit facilities.  Capital expenditures are generally for machinery, equipment and facilities used by the Company in the production of its various products.  The Company believes that its current working capital, cash flows generated from future operations and available capacity under its credit facility will be sufficient to meet the Company’s working capital and capital expenditure requirements through November 2020.

Cash Flows from Financing Activities:
	Nine Months Ended September 30,		Increase
	2019	2018	(Decrease)
Payment of dividends	$(7,436)	$(7,149)	$(287)
Stock buy-back purchases	-	(13,914)	13,914
Net change in borrowings from banks	(59,134)	23,782	(82,916)
Other, net	(136)	(213)	77
Net cash provided (used) by financing activities	$(66,706)	$2,506	$(69,212)

Cash from by financing activities decreased by $69,212 for the first nine months of 2019 compared to the same period in 2018 due primarily to the Company reducing the amount owed on its domestic line of credit and other long-term debt during the first nine months of 2019 and the non-recurrence of the use of $13,914 of cash to buy-back Company stock in 2018 under a Board approved plan.  The plan, as approved, allows an additional $125,862 of stock purchases. No Company stock was repurchased in 2019.

Financial Condition
The Company’s total current assets declined by $31,107 to $529,884 as of September 30, 2019 compared to $560,991 as of December 31, 2018 due primarily to a $19,986 reduction in accounts receivable and a $7,460 reduction in prepaid income taxes.

The Company’s total current liabilities were $173,081 as of September 30, 2019 compared to $189,231 as of December 31, 2018, a decrease of $16,150 due primarily to decreases in accounts payable ($10,728) and customer deposits ($4,248).

Market Risk and Risk Management Policies
We have no material changes to the disclosure on this matter made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Contingencies
The Company and certain of its current and former executive officers have been named as defendants in a putative shareholder class action lawsuit filed on February 1, 2019, as amended on August 26, 2019, in the United States District Court for the Eastern District of Tennessee. The action is styled City of Taylor General Employees Retirement System v. Astec Industries, Inc., et al., Case No. 1:19-cv-00024-PLR-CHS. The complaint generally alleges that the defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements and that the individual defendants are control person under Section 20(a) of the Exchange Act. The complaint was filed on behalf of shareholders who purchased shares of the Company’s stock between July 26, 2016 and October 22, 2018 and seeks monetary damages on behalf of the purported class. The Company disputes these allegations and intends to defend this lawsuit vigorously and filed a motion to dismiss the lawsuit on October 25, 2019. The Company is unable to estimate the possible loss or range of loss, if any, at this time.

The Company's GEFCO subsidiary has been named a defendant in a lawsuit originally filed on August 16, 2018 with an amended complaint filed on January 25, 2019, in the United States District Court for the Western District of Oklahoma. The action is styled VenVer S.A. and Americas Coil Tubing LLP v. GEFCO, Inc., Case No. CIV-18-790-SLP.  The complaint alleges breaches of warranty and other similar claims regarding equipment sold by GEFCO in 2013.  In addition to seeking a rejection (rescission) of the purchase contract, the plaintiff is seeking special and consequential damages.  The original purchase price of the equipment was approximately $8,500. GEFCO disputes the plaintiff’s allegations and intends to defend this lawsuit vigorously. The Company is unable to estimate the possible loss or range of loss at this time.

Off-balance Sheet Arrangements
As of September 30, 2019, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations
During the nine months ended September 30, 2019, there were no substantial changes in the Company’s commitments or contractual liabilities.

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

Internal Control over Financial Reporting
Other than the remediation efforts discussed below, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the nine-month period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company and certain of its current and former executive officers have been named as defendants in a putative shareholder class action lawsuit filed on February 1, 2019, as amended on August 26, 2019, in the United States District Court for the Eastern District of Tennessee. The action is styled City of Taylor General Employees Retirement System v. Astec Industries, Inc., et al., Case No. 1:19-cv-00024-PLR-CHS. The complaint generally alleges that the defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements and that the individual defendants are control person under Section 20(a) of the Exchange Act. The complaint was filed on behalf of shareholders who purchased shares of the Company’s stock between July 26, 2016 and October 22, 2018 and seeks monetary damages on behalf of the purported class. The Company disputes these allegations and intends to defend this lawsuit vigorously and filed a motion to dismiss the lawsuit on October 25, 2019. The Company is unable to determine whether or not a future loss will be incurred due to this litigation, or estimate a range of loss, if any, at this time.

The Company's GEFCO subsidiary has been named a defendant in a lawsuit originally filed on August 16, 2018 with an amended complaint filed on January 25, 2019, in the United States District Court for the Western District of Oklahoma. The action is styled VenVer S.A. and Americas Coil Tubing LLP v. GEFCO, Inc., Case No. CIV-18-790-SLP.  The complaint alleges breaches of warranty and other similar claims regarding equipment sold by GEFCO in 2013.  In addition to seeking a rejection (rescission) of the purchase contract, the plaintiff is seeking special and consequential damages.  The original purchase price of the equipment was approximately $8,500. GEFCO disputes the plaintiff’s allegations and intends to defend this lawsuit vigorously. The Company is unable to estimate the possible loss or range of loss at this time.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
On July 29, 2018, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $150,000 of its common stock.  Through December 31, 2018, the Company had repurchased 582 shares of its stock at total cost of $24,149 under this program.  Under the share repurchase plan, the Company may purchase common stock in open market transactions, block or privately negotiated transactions, and may from time to time purchase shares pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended, or by any combination of such methods. The number of shares to be purchased and the timing of the purchases are based on a variety of factors.  No time limit was set for completion of repurchases under the authorization and the program may be suspended or discontinued at any time.  No additional shares were repurchased under this plan during the first nine months of 2019.

Item 6.  Exhibits

Exhibit No.	Description
10.1	Amendment to “Appendix A” of the Astec Industries, Inc. Supplemental Executive Retirement Plan, effective October 24, 2019.
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

ASTEC INDUSTRIES, INC. (Registrant)

Date: November 8, 2019	/s/ Barry A. Ruffalo
Barry A. Ruffalo Chief Executive Officer and President (Principal Executive Officer)

Date: November 8, 2019	/s/ David C. Silvious
David C. Silvious Chief Financial Officer, Vice President, and Treasurer (Principal Financial and Accounting Officer)